Form 10-K
period 1993-12-31
GENERAL MOTORS ACCEPTANCE CORP
filed 1994-03-10
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-K


 (Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1993, OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________


                                          Commission file number 1-3754


                    GENERAL MOTORS ACCEPTANCE CORPORATION
            (Exact name of registrant as specified in its charter)


               New York                              38-0572512
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)


   767 Fifth Avenue, New York, New York                 10153
3044 West Grand Boulevard, Detroit, Michigan            48202
  (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code  313-556-1508


The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.


Securities registered pursuant to Section 12(b) of the Act: (See next page)
                                                            ---------------

    Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X.    No  .
                                        --       --

    As of December 31, 1993, there were outstanding 21,650,000 shares of the issuer's common stock.

Securities registered pursuant to Section 12(b) of the Act:


                                                     Name of each exchange on
       Title of each class                               which registered
       -------------------                           ------------------------
                                           ______
 8    % Notes due November 15, 1994              |
 8 3/8% Notes due May 1, 1997                    |
 7.85 % Debentures due November 1, 1998          >   New York Stock Exchange
 6    % Debentures due April 1, 2011             |
10    % Deferred Interest Debentures             |
        due December 1, 2012                     |
10.30 % Deferred Interest Debentures             |
        due June 15, 2015                        |
 8 1/4% Debentures due April 1, 2016       ______|

                                  SECTIONS

                                                           Page No.
                                                           --------

          Business .......................................... I-1

          Properties .......................................  I-3

          Legal Proceedings ................................  I-3

          Common Stock Information .........................  II-1

          Selected Financial Data ..........................  II-2

          Management's Discussion ..........................  II-3

          Financial Statements .............................  II-12

          Management's Responsibilities ....................  II-12

          Independent Auditors' Report .....................  II-13

          Consolidated Balance Sheet .......................  II-14

          Consolidated Income Statement ....................  II-16

          Consolidated Cash Flows ..........................  II-17

          Notes to Financial Statements ....................  II-18

          Supplementary Financial Data .....................  II-41

          Exhibits .........................................  IV-1

          Reports on Form 8-K ..............................  IV-1

          Signatures .......................................  IV-2

          Exhibit Index ....................................  IV-4

          Ratio of Earnings ................................  IV-5

          Independent Auditors' Consent ....................  IV-6

          Cover Letter .....................................  --

                                    PART I

ITEM 1.  BUSINESS

    General Motors Acceptance Corporation (the "Company" or "GMAC"), a wholly-owned subsidiary of General Motors Corporation ("General Motors" or "GM"), was incorporated in 1919 under the New York Banking Law relating to investment companies.

    GMAC and its affiliated companies offer a wide variety of automotive financial services to and through franchised General Motors dealers in many countries throughout the world. GMAC also offers financial services to other automobile dealerships in which GM dealers have an interest and to the customers of those dealerships. GMAC's other financial services include insurance, mortgage banking and investment services.

    The Company operates directly and through its subsidiaries and through associated companies in which it has equity investments. In its principal markets, GMAC offers automotive financing and other services as described below. The Company operates its automotive financing services similarly outside North America, subject to local laws or other circumstances that may modify procedures.

    The automotive financing field is highly competitive. The Company's principal competitors are a large number of banks, credit unions and other finance companies. The business of the Company is influenced by the general economic climate in the areas in which it operates as well as the level of interest rates.

RETAIL FINANCING

    GMAC conducts its retail automotive financing business under the trade name GMAC Financial Services. The Company provides financing services to customers through dealers who have established relationships with GMAC. GMAC purchases retail instalment obligations from dealers for new and used products directly from dealers. These obligations must first meet GMAC's credit standards. Thereafter, GMAC collects and administers the obligations.

    Retail obligations are generally secured by lien notation on vehicles and/or other forms of security interest in the products financed. GMAC acquires the security interest when it purchases the instalment obligations. After satisfying state requirements, GMAC can repossess the product if the instalment buyer fails to meet the obligations of the contract. The interests of both GMAC and the retail buyer usually are protected by automobile physical damage insurance.

WHOLESALE FINANCING

    Using GMAC's wholesale financing, dealers can finance new and used vehicles held in inventory pending sale or lease to retail or fleet buyers. When a dealer uses GMAC's Wholesale Finance Plan to acquire vehicles from a manufacturer, GMAC is granted a security interest in those vehicles. GMAC can repossess the product if the dealer does not pay the amount advanced or fails to comply with other conditions specified in the security agreement.

    GMAC also makes term loans to dealers and their affiliates for acquisitions, refurbishing, real estate purchases and working capital. The Company generally secures the loans with liens on real estate, other dealership assets or the personal guarantee of the dealer.

LEASING

    Dealers, their affiliates and other companies also may obtain GMAC financing to buy vehicles that they lease or rent to others. In most cases, GMAC has a security interest in these products. The loan agreements usually state that the rent is payable to GMAC if the lessors default. More than half of GMAC's lease financing receivables are covered by General Motors programs which provide that, under certain conditions and with certain limitations, General Motors will absorb the loss realized by the participating financing institutions as long as the vehicles are repossessed and returned to the selling dealer.

    GMAC uses several leasing plans to lease vehicles. SmartLease is the primary plan GMAC uses to lease GM vehicles to retail customers. With SmartLease, dealers originate the leases and offer them for purchase by GMAC, which then assumes ownership of the vehicle. Dealers are not responsible for the customer's performance during the lease period or for the value of the vehicle at the time of lease maturity.

INSURANCE

    Motors Insurance Corporation and its subsidiaries ("MIC") conduct insurance operations in the United States, Canada and Europe. MIC insures and reinsures selected personal, mechanical, commercial and credit insurance coverages.

    Personal lines coverages, which include automobile, homeowners and umbrella liability insurance, are offered primarily on a direct response basis. MIC insures mechanical coverage for new and used vehicles sold by GM dealers and others. MIC also provides credit life and disability coverage through dealerships to vehicle purchasers. Commercial lines include product liability and other coverages written for General Motors, insurance for dealer vehicle inventories and other dealer property and casualty coverages. MIC also provides collateral protection coverage to GMAC on vehicles securing GMAC retail instalment contracts. Additionally, MIC is a reinsurer of diverse property and casualty risks, primarily in the domestic market.

MORTGAGE BANKING

    GMAC Mortgage Corporation and its subsidiaries ("GMACM") conduct mortgage banking operations in the United States. GMACM originates and markets single-family and commercial mortgage loans to investors and services these loans on behalf of investors. GMACM also offers home equity loans in some states.

    GMACM, through its wholly-owned subsidiary, Residential Funding Corporation ("RFC"), is also engaged in the residential wholesale mortgage conduit business. RFC purchases high balance, single-family residential mortgages from mortgage lenders throughout the United States, securitizes such mortgages into AA or AAA rated mortgage pass-through certificates, sells the certificates to investors and performs master servicing of these securities on behalf of investors. RFC also provides warehouse lending facilities to certain mortgage banking customers, with advances secured by mortgage collateral.

SERVICING

    GMAC services the retail instalment obligations it has sold to third parties in GMAC's asset-backed securities program.

ITEM 1.  BUSINESS (concluded)

ITEM 2.  PROPERTIES

    The Company and its subsidiaries have 301 finance branches, 27 insurance offices and 116 mortgage offices. Of the number of finance branches, 225 are in the United States and the Commonwealth of Puerto Rico, 25 in Canada and 51 in other countries. There are 19 insurance offices in the United States, 2 in Canada and 6 in Europe. Mortgage offices are all located in the United States. All premises are generally occupied under lease.
Automobiles, office equipment and real estate properties owned and in use by the Company are not significant in relation to the total assets of the Company.

ITEM 3.  LEGAL PROCEEDINGS

    There are various claims and pending actions against the Company and its subsidiaries with respect to commercial and consumer financing matters, taxes and other matters arising out of the conduct of the business. Certain of these actions are or purport to be class actions, seeking damages in very large amounts. The amounts of liability on these claims and actions at December 31, 1993, were not determinable but, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on the Company's consolidated financial position.












                            --------------------

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

    The Company is a wholly-owned subsidiary of General Motors Corporation and, accordingly, all shares of the Company's common stock are owned by General Motors Corporation. There is no market for the Company's common stock.

    The Company paid cash dividends to General Motors Corporation of $1,250 million in 1993, $1,100 million in 1992 and $850 million in 1991.

















































                                                           (continued)

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS
- -------------------------------------------------------------------------------
(in millions of dollars) 1993       1992        1991        1990        1989
- --------------------- ---------- ----------  ----------  ----------  ----------
INCOME AND NET INCOME
RETAINED FOR USE IN
THE BUSINESS

Gross revenue and
 other income ....... $12,483.5  $ 13,739.3  $ 14,503.1  $ 14,815.8  $ 14,503.8
                      ---------- ----------  ----------  ----------  ----------
Interest and discount   4,721.2     5,828.6     6,844.7     7,965.8     7,908.3
Depreciation on
 operating leases ...   2,702.0     2,429.6     1,902.4     1,387.9     1,477.5
Operating expenses ..   1,949.0     1,900.1     1,907.1     1,677.9     1,670.2
Insurance losses and
 loss adjustment
 expenses ...........   1,096.6       987.9     1,061.6     1,014.1       991.3
Provision for
 financing losses ...     300.8       371.0     1,047.9       843.2       841.9
Amortization of
 intangible assets ..     141.1       121.1        91.2        78.5        63.1
                      ---------- ----------  ----------  ----------  ----------
Total expenses ......  10,910.7    11,638.3    12,854.9    12,967.4    12,952.3
                      ---------- ----------  ----------  ----------  ----------
Income before income
 taxes ..............   1,572.8     2,101.0     1,648.2     1,848.4     1,551.5
United States, foreign
 and other income taxes   591.7       882.3       610.0       658.3       440.8
                      ---------- ----------  ----------  ----------  ----------
Income before cumul-
 ative effect of
 accounting changes .     981.1     1,218.7     1,038.2     1,190.1     1,110.7
Cumulative effect of
 accounting changes .     --         (282.6)      331.5       --          --
                      ---------- ----------  ----------  ----------  ----------
Net income ..........     981.1       936.1     1,369.7     1,190.1     1,110.7
Cash dividends ......   1,250.0     1,100.0       850.0     1,000.0       600.0
                      ---------- ----------  ----------  ----------  ----------
Net income retained
 in the year ........ $  (268.9) $   (163.9) $    519.7  $    190.1  $    510.7
                      ========== ==========  ==========  ==========  ==========
ASSETS
Cash and
 cash equivalents ... $ 4,028.1  $  3,871.1  $  2,412.5  $    205.1  $    258.6
Earning assets ......  74,783.8    87,198.7    98,614.3   103,407.9   102,353.1
Other assets ........   1,938.9     1,738.4     1,607.7     1,477.9     1,125.7
                      ---------- ----------  ----------  ----------  ----------
Total ............... $80,750.8  $ 92,808.2  $102,634.5  $105,090.9  $103,737.4
                      ========== ==========  ==========  ==========  ==========
NOTES, LOANS AND
DEBENTURES

Payable within one yr $35,084.4  $ 41,364.4  $ 51,018.6  $ 53,715.8  $ 54,415.4
Payable after one year 27,688.8    33,174.2    34,480.9    34,185.4    32,453.0
                      ---------- ----------  ----------  ----------  ----------
Total ............... $62,773.2  $ 74,538.6  $ 85,499.5  $ 87,901.2  $ 86,868.4
                      ========== ==========  ==========  ==========  = ========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Industry deliveries of new passenger cars and trucks in the United States in the 1993 calendar year increased by 8% to 14.2 million units from prior-year deliveries of 13.1 million units. Deliveries of new General Motors vehicles in the U.S. increased to 4.7 million units in 1993 from 4.5 million units in 1992. GMAC financed 28% of new General Motors vehicles delivered by GM dealers in the U.S. during 1993, down 5 percentage points from 1992. The decline in penetration primarily reflects the use of fewer factory-supported finance programs by General Motors as well as intense competitive pressures as a result of the reduction in market interest rates. The decline also reflects liquidity and cost driven pricing actions taken by GMAC earlier in the year that dampened volume, which actions were moderated by mid-year in line with improving liquidity conditions. Since March, U.S. market penetration has trended upward, reaching 31% in December, 1993.

RESULTS OF OPERATIONS

     Consolidated net income totaled $981.1 million in 1993, or $45.0 million above and $388.6 million below income reported in 1992 and 1991, respectively. In this regard, 1992 income reflects a cumulative unfavorable adjustment of $282.6 million related to implementation of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions; 1991 income reflects a favorable cumulative adjustment of $331.5 million due to the adoption of SFAS No. 109 - Accounting for Income Taxes.

    The following table summarizes the earnings of GMAC's financing and insurance businesses on a reported and comparable year-to-year basis:
- ----------------------------------------------------------------------
                                  Income      Cumulative
                                  Before      Effect of
(in millions of dollars           Accounting  Accounting     Net
    after tax)                    Changes     Changes       Income
- ----------------------------------------------------------------------
        1993
        ----
Financing Operations             $    790.6  $     --    $    790.6
Insurance Operations*                 190.5        --         190.5
                                 ----------- ----------- -----------
        Total                    $    981.1  $     --    $    981.1


        1992
        ----
Financing Operations             $  1,011.6  $   (232.8) $    778.8
Insurance Operations*                 207.1       (49.8)      157.3
                                 ----------- ----------- -----------
        Total                    $  1,218.7  $   (282.6) $    936.1


        1991
        ----
Financing Operations             $    865.9  $    299.1  $  1,165.0
Insurance Operations*                 172.3        32.4       204.7
                                 ----------- ----------- -----------
        Total                    $  1,038.2  $    331.5  $  1,369.7

* Motors Insurance Corporation

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)

    The Company has disclosed in the financial statements certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as "accumulated postretirement benefit obligations," "liabilities" or "obligations." Notwithstanding the recording of such amounts and the use of these terms, the Company does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of the Company (other than pensions) represent legally enforceable liabilities of the Company.

FINANCE VOLUME

    GMAC financed or leased worldwide 1.9 million new passenger cars and trucks during 1993, down 14% from 2.2 million last year. In the United States, GMAC financed or leased 1.4 million new vehicles during the year, 277,000 fewer than in 1992.

    Outside the United States, GMAC financed or leased 527,000 new vehicles in 1993, down 34,000 units from a year ago. The decrease was primarily the result of a decline in GMAC of Canada's retail penetration from 35.3% in 1992 to 33.7% in 1993, due primarily to competitive pressures brought about by aggressive bank competition.

    The average new passenger car contract purchased by GMAC in the United States during 1993 was $16,400, up from $15,900 in 1992. The average term for new car contracts was 54 months in 1993, compared to 52 months in 1992, while the average monthly payment on new retail contracts decreased slightly to $302 in 1993 from $305 in 1992.

    Leasing volume worldwide, primarily acquired under GMAC's SmartLease program, remained strong during 1993, with 347,000 units leased. This was 11% above the prior year. In addition, GMAC financed 106,000 units during 1993 under its SmartBuy program. This product offers consumers many of the advantages of leasing, namely lower monthly payments, with consumers retaining ownership of the vehicles. GMAC financed 60,000 units under SmartBuy during 1992.

    GMAC, in conjunction with General Motors, also provides financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided on 3.6 million and 3.4 million new GM vehicles, representing 77% and 78% of all GM sales to dealers during 1993 and 1992, respectively.

EARNING ASSETS

    Total assets of the Company at December 31, 1993, were $80.8 billion, $12.0 billion below the previous year. Earning assets, which comprised $74.8 billion of the total assets, declined $12.4 billion from 1992 year-end levels. The reduction was primarily due to sales of retail receivables as well as asset liquidations in excess of acquisitions in the United States.

    Cash and Cash Equivalents, which primarily include short term borrowed funds in excess of requirements invested in short-term marketable securities, increased $157 million in 1993 to $4,028.1 million from $3,871.1 million at the end of 1992. The consolidated investment portfolio, primarily attributable to MIC, with equity securities valued at market and bonds, notes and other securities at amortized cost, totaled $3.4 billion at year-end

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)

1993, compared with $3.3 billion at the end of 1992. The composition of MIC's portfolio at year-end 1993 consisted of 26% taxable bonds, 59% tax-favored bonds, 14% common stocks and 1% preferred stocks.

    The balance of retail, lease financing and leasing receivables, net of unearned income, worldwide amounted to $29.8 billion at December 31, 1993, a $9.7 billion decrease from the prior year-end. The lower receivable levels reflect sales of retail receivables during 1993 in the United States and Canada aggregating $13.6 billion of principal sold. The Company's servicing portfolio reflected a principal balance of retail sold receivables amounting to $14.9 billion at year-end 1993, up $4.0 billion from $10.9 billion at year-end 1992. Wholesale receivables of $20.7 billion at year-end were up $6.5 billion from 1992, principally attributable to GMAC resuming the financing of dealer wholesale inventory previously financed by General Motors, partially offset by lower levels of GM dealer stocks financed.

    Term loans to GM dealers and others were $4.4 billion at the close of 1993, a decrease of 4% from the prior year end. These loans provide dealers and their affiliates with a source of funds to help finance dealership acquisitions, building improvements and seasonal working capital requirements.

    Receivables from General Motors Corporation decreased to $1.4 billion at the end of 1993, compared with $11.6 billion at the end of 1992. This reduction reflects the resumption by GMAC of dealer wholesale inventory financing which had previously been provided by General Motors. Such General Motors financing had been supported by a financing agreement under which GMAC had extended loans to General Motors. This financing agreement has been terminated.

    GMAC's operating lease assets, net of depreciation, totaled $11.4 billion at year-end 1993, an increase of $1.5 billion when compared to 1992. These assets primarily represent vehicles purchased by GMAC for lease to dealers' retail customers. In the United States and Canada, such leases are offered principally under the SmartLease program which encourages shorter customer trading cycles and allows greater flexibility in dealers' retail lease transactions. Similar leasing programs are also available in Germany and 14 other countries. From time-to-time, General Motors Corporation may elect to sponsor retail leasing programs using residual values in excess of published residual guide books used by GMAC. Under these programs, General Motors agrees to reimburse or otherwise compensate GMAC for the additional risk associated with such increased residual values, subject to certain conditions and limitations. Payments received from General Motors are included in the determination of gain or loss on vehicle disposition.

    Real estate mortgage inventory held for sale was $1.8 billion, down $711.1 million from the prior year-end level. This decrease is primarily due to accelerated sales of real estate mortgages inventory held for sale resulting from favorable secondary market conditions. The Company's net investment in sold receivables pools increased $539.7 million to $1,857.6 million at year-end 1993 compared to $1,317.9 million at December 31, 1992, primarily as a result of the 1993 receivable sale activity. Other earning assets declined $428.0 million to $795.2 million at December 31, 1993. This decrease is primarily the result of a lower inventory of off-lease vehicles purchased from General Motors, which are held for resale, in line with GM's reduced reliance on fleet sales.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)

    Intangible assets included in other assets totaled $360.9 million at the end of 1993, compared with $514.9 million in the prior year. Other nonearning assets, comprised primarily of repossessed vehicles, foreclosed loans or loans otherwise classified as nonearning and insurance premium receivables, increased $354.5 million to $1.6 billion. This increase can be primarily attributed to the requirement to record reinsurance receivable and prepaid reinsurance premiums as assets in accordance with SFAS No. 113 - Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. This statement, which was adopted effective January 1, 1993, eliminated the prior practice of reporting assets and liabilities related to reinsured contracts net of the effects of reinsurance.

LIQUIDITY

    The Company's liquidity, as well as its ability to profitably effect ongoing acquisition activity, is in large part dependent upon its timely access to and the costs associated with raising funds in different segments of the capital markets. In this regard, GMAC regularly accesses the short-, medium-, and long- term debt markets, principally through commercial paper, medium-term notes and underwritten transactions. As of December 31, 1993, GMAC's total borrowings were $62.8 billion compared with $74.5 billion at December 31, 1992. The year-end ratio of total borrowings to equity capital was 8.0 to 1, compared with 9.0 to 1 at year-end 1992. The decrease in total borrowings has been accomplished primarily through increased use of asset securitization, a strategy which will continue to be monitored during 1994 to reflect market conditions and funding requirements. Approximately 80% of borrowings represent funding for United States operations, while 20% relates to International and Canadian operations. Germany and Canada account for 32% and 30%, respectively, of the total non-U.S. borrowings. GMAC continued its strategy of reducing its funding from short-term notes in 1993, with the total of such debt amounting to $17.7 billion at December 31, 1993, as compared with $21.0 billion at December 31, 1992. This reflects a planned strategy to reduce liquidity risk.

    Longer-term funding is provided through the sale of medium-term notes, which are offered by prospectus worldwide on a continuous basis, and the issuance of underwritten debt. GMAC sells medium-term notes worldwide through dealer agents and directly to the public in either book-entry or physical note form for any maturity ranging from nine months to thirty years. In the U.S. and Euro markets, sales of medium-term notes totaled $5.2 billion in 1993, compared with $9.9 billion in 1992. Medium-term notes outstanding in the U.S. and Euro markets totaled $21.1 billion at December 31, 1993, a decrease of $2.8 billion over the prior-year period. Underwritten debt issues in the United States totaling $1.1 billion were completed during 1993, compared with $3.0 billion in 1992. Total underwritten debt issues outstanding in the U.S. at December 31, 1993, was $12.4 billion, a decrease of $3.5 billion from year-end 1992.

    Outside the United States, funding needs are met primarily by a combination of short- and medium-term loans from banks and other financial institutions. The Company also issues commercial paper and medium- and long-term debt, where cost-effective, to fund certain non-U.S. operations.

    During 1993, GMAC and its affiliates completed agreements to establish syndicated bank credit facilities in the U.S. and Europe. Footnote 2 in the Notes to Financial Statements includes a description of such facilities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)

    GMAC maintains substantial bank lines of credit and sells finance receivables in the public market. At December 31, 1993, GMAC maintained or had access to approximately $21.8 billion of unused credit lines with banks worldwide, an increase of $4.6 billion from 1992. Additionally, GMAC held approximately $7.5 billion of U.S. finance receivables considered eligible for sale. As discussed in Note 4 in the Notes to the Financial Statements, GMAC sold to investors retail receivables with principal balances amounting to $13.6 billion and $12.0 billion during 1993 and 1992, respectively, through several special purpose bankruptcy-remote subsidiaries. GMAC continues to service sold receivables for a fee and earns other related ongoing income. These subsidiaries generally retain a subordinated or restricted cash interest in the total receivable pools, which are included in other earning assets as due and deferred from receivable sales. Such subsidiaries also retain limited recourse for credit losses in the underlying receivables to the extent of their investments. These special purpose subsidiaries are consolidated for financial reporting purposes, while the transfer of underlying assets to the issuing trusts and subsequent sale of securities to investors represents a sale for financial reporting purposes. During 1993, New Center Asset Trust (NCAT), a special purpose entity which issues asset-backed commercial paper, was established. NCAT enables the Company to diversify funding sources, establish incremental liquidity, and achieve cost savings (relative to its existing funding alternatives) by accessing both the A-1+/P-1 and A-1/P-1 commercial paper markets. NCAT purchases certain qualifying asset-backed securities from special purpose subsidiaries of GMAC and finances the purchases through the issuance of commercial paper and equity certificates, the majority of which have been sold to unrelated third parties.

    GMAC is highly reliant in the U.S. on funding generated in the capital markets. The scope of GMAC's capability to tap the capital markets for unsecured debt is linked to both its term debt and commercial paper ratings. This is particularly true with respect to the Company's commercial paper ratings. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigned rating organization. Each rating should be evaluated independently of any other rating. As of March 10, 1994, the agencies had assigned the following ratings to GMAC:

                                         Medium &
                                         Long Term      Commercial
                                           Debt            Paper
                                         ---------      ----------
       Duff & Phelps Credit Rating Co.      A-              D-1
       Fitch Investors Service, Inc.        A-              F-1
       Moody's Investor Service, Inc.      Baa1             P-2
       Standard & Poor's Corporation       BBB+             A-2

    At this date, GMAC is not under review by any of the above agencies. Furthermore, since the most recent downgrade of GMAC's debt securities on February 3, 1993, the Company has maintained good access to the capital markets.

    GMAC also utilizes a variety of interest rate contracts including interest rate swaps and caps in the normal course of managing its interest rate exposures as further described in Note 16 in the Notes to Financial

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)

Statements. At December 31, 1993, the total notional amount of off-balance sheet instruments outstanding was $8.6 billion, an increase of $4.1 billion over 1992. This increase is due almost entirely to interest rate agreements entered into during 1993.

CASH FLOWS

    Net cash provided by operating and investing activities in 1993 totaled $4.9 billion and $7.8 billion, respectively. Such cash flow was used to reduce debt levels by $11.3 billion and pay dividends to General Motors Corporation of $1.25 billion, with the net increase in cash and cash equivalents for 1993 totaling $157.0 million. In comparison, 1992 cash provided by operating and investing activities amounted to $5.2 billion and $7.2 billion respectively, which was also used to reduce debt by $9.8 billion, pay dividends of $1.1 billion and increased cash and cash equivalents by $1.5 billion.

BORROWING COSTS

    An easing of short-term interest rates, which began in mid-1989, continued throughout 1993. The U.S. bank prime rate remained at 6.0% throughout the year, its lowest level since 1977. GMAC's cost of short-term debt in the United States decreased during 1993, averaging 3.75%, down 35 basis points from 4.10% in 1992. Medium- and long-term money costs decreased 44 basis points from 1992 to average 7.83% for the year. The composite cost of debt for United States operations averaged 6.51% in 1993, down from 6.75% in the prior year. GMAC's worldwide cost of short-term debt averaged 4.86% in 1993 compared with 5.31% in 1992, while the overall cost of funds averaged 6.94% in 1993, down 36 basis points from 7.30% recorded in the previous year.

COLLECTION RESULTS

    Delinquency and repossession rates on retail and fleet leasing accounts serviced worldwide were relatively unchanged during 1993. Accounts past due over 30 days averaged 2.5% as a percent of accounts outstanding during 1993, up from 2.4% in 1992. Repossessions of new vehicles averaged 1.7%, down from 2.0% a year ago, while repossessions of used vehicles declined to 2.3% from 2.5% in 1992. In total, the number of repossessed vehicles decreased to 121,000 units in 1993 from 151,000 units in 1992.

    Retail losses were 0.63% of total serviced assets in 1993, down from 0.89% in 1992. Losses as a percent of total serviced assets liquidated decreased to 0.89% in 1993 from 1.38% in 1992. Allowance for financing losses, including the allowance for off-balance sheet sold receivables, amounted to $855.3 million at December 31, 1993, down $158.5 million from year-end 1992 balance. This reduction reflects a decrease in the level of assets serviced, net transfer to non-earning assets and improved loss experience, primarily in the U.S. At this level, the loss allowance represented 1.2% of net serviced assets, down from 1.3% in 1992.

INSURANCE OPERATIONS

    Net premiums written by Motors Insurance Corporation and its subsidiaries totaled $1.2 billion in 1993, essentially unchanged from 1992. For the year, MIC contributed $190.5 million to consolidated net income, down $16.6 million from the comparable $207.1 million reported in 1992 excluding the cumulative effect of the 1992 charge for SFAS No. 106. The year-to-year decrease

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)

reflects unfavorable underwriting results, which were partially offset by higher capital gains.

MORTGAGE OPERATIONS

    GMAC Mortgage Corporation continued to be one of the leading mortgage bankers in the United States. For the 1993 calendar year, loan origination, purchased mortgage servicing and correspondent loan volume totaled $23.9 billion, a decrease of $4.3 billion from 1992 reflecting reduced purchased mortgage servicing activity. At December 31, 1993, the combined mortgage servicing portfolio, including $21.6 billion of loans master-serviced by Residential Funding Corporation (RFC), was $53.8 billion, down $4.9 billion from a year earlier reflecting heavy run-offs associated with high levels of refinancing activity. RFC is a wholesale mortgage banker specializing in securitization of jumbo mortgages and warehouse lending to its mortgage banking customers.

FINANCIAL REVIEW

    Consolidated net income totaled $981.1 million in 1993, or $45.0 million above and $388.6 million below the income reported in 1992 and 1991, respectively.

    Income from financing operations, including mortgage results, totaled $790.6 million in 1993. 1993 results were unfavorable relative to the $1,011.6 billion earned in 1992 (excluding the $232.8 million unfavorable impact due to the adoption of SFAS No. 106.) and to the $865.9 million earned in 1991 (excluding a $299.1 million favorable impact of SFAS No. 109 - Accounting for Income Taxes). The decrease from 1992 earnings is primarily attributable to lower asset levels and tighter net interest rate margins in North America, partially offset by higher earnings outside North America. 1992 results compared favorably with 1991 due to a special wholesale loss provision reported in 1991.

    Income from insurance operations decreased 8% to $190.5 million in 1993. These results compare with $207.1 million in 1992 (excluding the $49.8 million unfavorable impact of SFAS No. 106) and $172.3 million in 1991 (excluding the $32.4 million favorable impact of SFAS No. 109). Income earned in 1993, in comparison to 1992, reflects unfavorable underwriting results, which were partially offset by higher capital gains. Insurance operations in 1992 compared favorably to 1991, due to higher capital gains along with improved underwriting results.

    GMAC's return on equity capital was 11.9% in 1993, up from 11.1% reported in 1992 (or down from 14.2% excluding the cumulative effect of the accounting change) and down from 16.3% in 1991 (or down from 12.8% excluding the cumulative effect of the accounting change). Total cash dividends paid to General Motors Corporation in 1993 were $1.25 billion, compared with $1.1 billion in 1992 and $850 million in 1991. The year-end ratio of total borrowings to equity capital was 8.0 to 1, compared with 9.0 to 1 and 10.0 to 1 in 1992 and 1991, respectively.

FINANCING REVENUES

    Gross financing revenue totaled $8.8 billion in 1993, down $1.7 billion from 1992 and $2.4 billion from 1991. The decrease is primarily due to lower earning rates on a lower level of average retail receivables, partially

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)

offset by an increase in leasing revenues resulting from continued growth in operating lease activity.

    Retail and lease financing revenue, at $3.7 billion for 1993, was $1.8 billion and $3.3 billion lower than 1992 and 1991 respectively. Contributing to these declines were lower asset levels, primarily due to net asset liquidations through the sale of retail finance receivables since December 1990. Leasing revenue reached $3.9 billion in 1993, compared to $3.5 billion in 1992 and $2.7 billion in 1991, as leasing continues to gain consumer acceptance. In 1993, wholesale and term loan financing revenue amounted to $1.2 billion, compared with $1.4 billion in 1992 and $1.5 billion in 1991, with the decrease primarily attributed to lower interest rates and lower dealer stocks.

    As a result of the continued downward trend in United States interest rates as well as the lower level of total borrowings, interest and discount expense decreased to $4.7 billion in 1993 from $5.8 billion reported in 1992 and $6.8 billion in 1991.

    Depreciation expense on SmartLease and Direct Lease Plan vehicles, totaled $2.7 billion in 1993, in comparison to $2.4 billion in 1992 and $1.9 billion in 1991. The increase was primarily attributable to the continued successful marketing of the SmartLease program in the United States and Canada.

    Net pre-tax margin from financing operations after interest and discount and depreciation expense totaled $1.3 billion in 1993, down $815.1 million from 1992, and down $1,077.6 million from 1991. The decline reflects lower asset levels and tightening net spreads.

    Insurance premiums earned by MIC in 1993 were relatively stable and amounted to $1.1 billion, compared with $1.2 billion in both 1992 and 1991.

    Other income, primarily interest and fees earned on the financing arrangement with General Motors Corporation, interest earned on marketable securities, gains on the sale of receivables and ongoing servicing and other income from receivable sales, totaled $2.6 billion for 1993, as compared to $2.2 billion in both 1992 and 1991. The 1993 increase reflects higher ongoing income from receivable sales, due primarily to the higher level of serviced receivables off-balance sheet.

    Pre-tax gains on sold receivables, excluding the related limited recourse loss provision, which are recorded in other income, totaled $436.4 million during 1993 compared with $588.8 million for the previous year and $140.3 million in 1991. Receivables sales generally accelerate the recognition of income on retail contracts, net of servicing fees and other related deferrals, into the period the receivables are sold. The amount of such gains is affected by a number of factors and may create variability in quarterly earnings depending on the type and amount of receivables sold, the structure used to effect the sale, as well as the prevailing financial market conditions. This acceleration results in the pre-tax gains reflected above, and can create variability in annual earnings depending on the amount, timing and the net margin between the average yield on and all-in-cost of the sold receivables. The acceleration also reduces profit potential in future periods. Although this acceleration can significantly impact quarterly or year-to-year comparisons, it should be noted that the Company historically recognizes approximately 70% of interest

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS(concluded)

and discount revenue in the first two years of a retail contract (reflecting the term of the underlying contracts, revenue recognition methods and historical prepayment experience). As such, depending on the timing of receivables sales in a given year, the net impact on annual earnings may be substantially less than the gains indicated.

EXPENSES

    Salaries and benefits declined slightly in 1993 to $825.8 million from $854.4 million in 1992, but increased $52.9 million from $772.9 million in 1991. The lower salary costs in 1993, when compared to 1992, were a result of the non-recurring voluntary retirement program reflected in 1992, partially offset by increased benefit costs primarily for retirement and post-retirement benefits.

    Operating expenses, excluding salaries and benefits, were $1.1 billion in 1993, an increase of $77.5 million from 1992 and down $11.0 million from 1991. Insurance losses and loss adjustments were $1.1 billion for 1993, essentially unchanged from the 1992 and 1991 levels.

    The provision for financing losses amounted to $300.8 million in 1993, a decrease of $70.2 million and $747.1 million from 1992 and 1991, respectively. The decline reflects improved year-to-year loss performance in all segments of GMAC's business.

    United States, foreign and other income taxes amounted to $591.7 million for 1993, $290.6 million and $18.3 million less than 1992 and 1991, respectively. The year-to-year decline primarily reflects a lower pre-tax earnings level. The unusually high level in 1992 includes a non-recurring state and local deferred tax adjustment.











                            --------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        RESPONSIBILITIES FOR CONSOLIDATED FINANCIAL STATEMENTS

    The following consolidated financial statements of General Motors Acceptance Corporation and subsidiaries were prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on judgments of management. Financial information elsewhere in Part II is consistent with that in the financial statements.

    Management is further responsible for maintaining a system of internal accounting controls, designed to provide reasonable assurance that the books and records reflect the transactions of the companies and that its established policies and procedures are carefully followed. Perhaps the most important feature in the system of control is that it is continually reviewed for its effectiveness and is augmented by written policies and guidelines, the careful selection and training of qualified personnel and a strong program of internal audit.

    Deloitte & Touche, an independent auditing firm, is engaged to audit the consolidated financial statements of General Motors Acceptance Corporation and its subsidiaries and issue reports thereon. The audit is conducted in accordance with generally accepted auditing standards which comprehend a review of internal accounting controls and a test of transactions. The Independent Auditors' Report appears on the next page. The Board of Directors, through its Audit Committee (the "Committee"), is responsible for:
(1) assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements and (2) engaging the independent auditors. The Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management and the internal auditors meet regularly (separately and jointly) with the Committee to review the activities of each, to ensure that each is properly discharging its responsibilities and to assess the effectiveness of the system of internal accounting controls. It is management's conclusion that the system of internal accounting controls at December 31, 1993, provides reasonable assurance that the books and records reflect the transactions of the companies and that its established policies and procedures are complied with. To ensure complete independence, Deloitte & Touche has full and free access to meet with the Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal accounting controls and the quality of the financial reporting.



s\  R. T. O'Connell                   s\    J. D. Finnegan
- --------------------                  -------------------------------------
Robert T. O'Connell                     John D. Finnegan, Executive Vice
    Chairman                          President and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT


General Motors Acceptance Corporation:

We have audited the Consolidated Balance Sheet of General Motors Acceptance Corporation and subsidiaries as of December 31, 1993 and 1992 and the related Consolidated Statement of Income and Net Income Retained for Use in the Business and Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of General Motors Acceptance Corporation and subsidiaries at December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Note 14, the Company changed its method of accounting for postretirement benefits other than pensions effective January 1, 1992. As discussed in Note 11, effective January 1, 1991, the Company also changed its method of accounting for income taxes.


s\ DELOITTE & TOUCHE
- --------------------
 DELOITTE & TOUCHE

600 Renaissance Center
Detroit, Michigan 48243-1704

February 9, 1994

CONSOLIDATED BALANCE SHEET

ASSETS
- -------------------------------------------------------------------------------
(in millions of dollars)                 December 31         1993        1992
- ----------------------------------------------------    - ----------- ---------

Cash and Cash Equivalents (Note 1) .................    $   4,028.1 $   3,871.1
                                                        - ----------- ---------

EARNING ASSETS

INVESTMENTS IN SECURITIES (Note 3)
Bonds, notes and other securities, at amortized
  cost (market value, 1993--$3,124.9;
  1992--$2,749.7) ..................................        2,928.7     2,618.7
Equity securities, at market value
  (cost, 1993--$266.2; 1992--$291.1) ...............          521.0       657.2
                                                        - ----------- ---------
Total investments in securities ....................        3,449.7     3,275.9
                                                        - ----------- ---------

FINANCE RECEIVABLES (Notes 4 and 5)
Finance receivables ................................       54,882.8    58,244.3
Allowance for financing losses .....................         (748.0)     (817.0
                                                        - ----------- ---------
Finance receivables (net)...........................       54,134.8    57,427.3
                                                        - ----------- ---------

OTHER EARNING ASSETS
Receivables General Motors Corporation (Note 15) ...        1,355.5    11,563.2
Net equipment on operating leases (Note 6) .........       11,363.5     9,852.6
Real estate mortgages held for sale, at lower
  of cost or market ................................        1,827.5     2,538.6
Due and deferred from receivable sales (net) (Note 4)       1,857.6     1,317.9
Other (Note 15) ....................................          795.2     1,223.2
                                                        - ----------- ---------
Total earning assets ...............................       74,783.8    87,198.7
                                                        - ----------- ---------

OTHER ASSETS
Intangible assets, at cost less amortization (Note 1)         360.9       514.9
Other nonearning assets (Note 7) ...................        1,578.0     1,223.5
                                                        - ----------- ---------
Total other assets .................................        1,938.9     1,738.4
                                                        - ----------- ---------
TOTAL ASSETS .......................................    $  80,750.8 $  92,808.2
                                                        = =========== =========

CONSOLIDATED BALANCE SHEET (concluded)

LIABILITIES AND STOCKHOLDER'S EQUITY
- -------------------------------------------------------------------------------
(in millions of dollars)                 December 31         1993        1992
- ----------------------------------------------------    - ----------- ---------

NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE
  YEAR (Notes 2 and 8) .............................    $  35,084.4 $  41,364.4
                                                        - ----------- ---------


ACCOUNTS PAYABLE AND OTHER LIABILITIES

General Motors Corporation and affiliated
  companies (Note 15) ..............................        2,487.5     2,827.1
Interest ...........................................        1,006.6     1,194.8
Unpaid insurance losses and loss adjustment
  expenses .........................................        1,569.4     1,265.8
Unearned insurance premiums ........................        1,337.4     1,174.9
Deferred income taxes (Note 11) ....................        1,193.2       914.7
United States and foreign income and
  other taxes payable ..............................           35.5       239.2
Other postretirement benefits ......................          524.9       486.2
Other ..............................................        1,970.8     1,916.9
                                                        - ----------- ---------
Total accounts payable and other liabilities .......       10,125.3    10,019.6
                                                        - ----------- ---------


NOTES, LOANS AND DEBENTURES PAYABLE
  AFTER ONE YEAR (Note 9) ..........................       27,688.8    33,174.2
                                                        - ----------- ---------


STOCKHOLDER'S EQUITY

Common stock, $100 par value (authorized and
  outstanding, 21,650,000 shares) ..................        2,165.0     2,165.0
Net income retained for use in the business ........        5,609.0     5,877.9
Net unrealized gains on equity securities ..........          164.3       241.6
Unrealized accumulated foreign currency
  translation adjustments ..........................          (86.0)      (34.5
                                                        - ----------- ---------
Total stockholder's equity .........................        7,852.3     8,250.0
                                                        - ----------- ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY .........    $  80,750.8 $  92,808.2
                                                        = =========== =========

Reference should be made to the Notes to Financial Statements.

CONSOLIDATED STATEMENT OF INCOME AND
NET INCOME RETAINED FOR USE IN THE BUSINESS
- -------------------------------------------------------------------------------
(in millions of dollars)    For the Years        1993        1992        1991
- -----------------------------------------   - ----------- ----------- ---------

FINANCING REVENUE (Note 1)
  Retail and lease financing ............   $   3,673.4 $   5,507.0 $   6,924.8
  Leasing ...............................       3,870.9     3,527.9     2,730.6
  Wholesale and term loans ..............       1,207.7     1,367.2     1,498.1
                                            - ----------- ----------- ---------
Total financing revenue .................       8,752.0    10,402.1    11,153.5
  Interest and discount .................      (4,721.2)   (5,828.6)   (6,844.7
  Depreciation on operating leases ......      (2,702.0)   (2,429.6)   (1,902.4
                                            - ----------- ----------- ---------
Net financing revenue ...................       1,328.8     2,143.9     2,406.4
Insurance premiums earned ...............       1,107.2     1,159.7     1,187.7
Other income (Notes 4 and 15) ...........       2,624.3     2,177.5     2,161.9
                                            - ----------- ----------- ---------
NET FINANCING REVENUE AND OTHER .........       5,060.3     5,481.1     5,756.0
                                            - ----------- ----------- ---------
EXPENSES
  Salaries and benefits .................         825.8       854.4       772.9
  Other operating expenses ..............       1,123.2     1,045.7     1,134.2
  Insurance losses and loss adjustment
    expenses ............................       1,096.6       987.9     1,061.6
  Provision for financing losses (Note 5)         300.8       371.0     1,047.9
  Amortization of intangible assets
    (Note 1) ............................         141.1       121.1        91.2
                                            - ----------- ----------- ---------
Total expenses ..........................       3,487.5     3,380.1     4,107.8
                                            - ----------- ----------- ---------
Income before income taxes ..............       1,572.8     2,101.0     1,648.2

United States, foreign and other
  income taxes (Note 11) ................         591.7       882.3       610.0
                                            - ----------- ----------- ---------
Income before cumulative effect of
  accounting changes ....................         981.1     1,218.7     1,038.2

Cumulative effect of accounting
  changes ...............................            --      (282.6)      331.5
                                            - ----------- ----------- ---------

NET INCOME ..............................         981.1       936.1     1,369.7

Net income retained for use in the
  business at beginning of the year .....       5,877.9     6,041.8     5,522.1
                                            - ----------- ----------- ---------
Total ...................................       6,859.0     6,977.9     6,891.8

Cash dividends ..........................       1,250.0     1,100.0       850.0
                                            - ----------- ----------- ---------
NET INCOME RETAINED FOR USE IN THE
  BUSINESS AT END OF THE YEAR ...........   $   5,609.0 $   5,877.9 $   6,041.8
                                            = =========== =========== =========

Reference should be made to the Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
- -------------------------------------------------------------------------------
(in millions of dollars)    For the Years        1993        1992        1991
- -----------------------------------------   - ----------- ----------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before cumulative effect of
  accounting changes ....................   $     981.1 $   1,218.7 $   1,038.2
Depreciation ............................       2,751.5     2,474.4     1,944.9
Taxes payable and deferred ..............         123.4       337.1       166.5
Provision for financing losses ..........         300.8       371.0     1,047.9
General Motors Corporation and
  affiliated companies ..................        (333.9)      812.6      (810.5
Origination/purchase of mortgage loans ..     (21,583.7)  (17,232.9)  (10,311.9
Proceeds on sale of mortgage loans ......      22,309.5    16,859.0    10,486.9
Interest payable ........................        (180.7)     (106.4)      (15.5
Other assets ............................         (97.0)      100.4      (487.8
Other liabilities .......................         222.0       187.3       480.9
Other ...................................         408.8       145.6        57.5
                                            - ----------- ----------- ---------
Net cash provided by operating activities       4,901.8     5,166.8     3,597.1
                                            - ----------- ----------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Finance receivables-acquisitions ........     **********  **********  *********
                   -liquidations ........      92,808.6   119,453.1   112,682.4
Notes receivable General Motors
  Corporation ...........................      10,207.7     2,303.0       660.0
Operating leases-acquisitions ...........      (6,971.3)   (6,182.8)   (5,562.3
                -liquidations ...........       2,572.7     1,912.7     1,406.9
Investments in securities-acquisitions ..     (10,976.1)   (9,714.8)  (10,287.5
                         -liquidations ..      10,676.7     9,717.7    10,095.8
Proceeds from sales of receivables ......      13,072.2    11,201.8     2,926.9
Due and deferred from receivable sales ..        (618.4)     (854.3)     (372.8
Other ...................................         449.1       224.7    (1,281.6
                                            - ----------- ----------- ---------
Net cash provided by
  investing activities ..................       7,824.9     7,231.3     1,999.4
                                            - ----------- ----------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Debt with original maturities 90 days
  and over-proceeds .....................      38,577.4    50,507.6    56,293.8
          -liquidations .................     (45,148.0)  (54,475.9)  (50,442.8
Debt with original maturities less than
  90 days-net change ....................      (4,744.0)   (5,866.1)   (8,391.4
Dividends paid ..........................      (1,250.0)   (1,100.0)     (850.0
                                            - ----------- ----------- ---------
Net cash used in financing activities....     (12,564.6)  (10,934.4)   (3,390.4
                                            - ----------- ----------- ---------
Effect of exchange rate changes
  on cash and cash equivalents ..........          (5.1)       (5.1)        1.3
                                            - ----------- ----------- ---------
Net increase in cash
  and cash equivalents ..................         157.0     1,458.6     2,207.4
Cash and cash equivalents at the
  beginning of the year .................       3,871.1     2,412.5       205.1
                                            - ----------- ----------- ---------
Cash and cash equivalents at the
  end of the year .......................   $   4,028.1 $   3,871.1 $   2,412.5
                                            =========== =========== ===========
SUPPLEMENTARY CASH FLOWS INFORMATION
  Interest paid .........................   $   4,819.1 $   5,824.0 $   6,659.6
  Income taxes paid .....................   $     430.5 $     541.8 $     426.9

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of General Motors Acceptance Corporation and its domestic and foreign subsidiaries (the Company).

    The Company, a wholly-owned subsidiary of General Motors Corporation, was incorporated in 1919 under the New York Banking Law relating to investment companies.

FINANCE INCOME: In the case of finance receivables in which the face amount includes the finance charge (principally retail financing), earnings are recorded in income over the terms of the receivables using the interest method. On finance receivables in which the face amount represents the principal (principally wholesale, interest-bearing financing and fleet leasing), the interest is taken into income as earned. Certain loan origination costs are deferred and amortized to financing revenue over the life of the related loans using the interest method.

    Income from operating leases, included in leasing revenues, is recognized as scheduled payments become due.

SALES OF RECEIVABLES: The Company sells retail receivables through special purpose subsidiaries which absorb all losses related to sold receivables to the extent of their subordinated investments, as well as certain segregated restricted cash flows. Appropriate limited recourse loss provisions associated with sold receivables are included in the Company's provision for financing losses. Normal servicing fees on sold receivables are earned over time on a level yield basis.

    Pre-tax gains on sold receivables are recorded in other income. In determining the gain or loss for each qualifying sale of retail receivables, the investment in the sold receivable pool is allocated between the portion sold and the portion retained based on their relative fair values on the date of sale. The receivables sold are removed from the balance sheet caption "Finance receivable (net)", and the Company's retained interests in such receivables are included in "Due and deferred from receivable sales (net)".

PROVISION FOR FINANCING LOSSES: An allowance for credit losses is generally established during the period in which receivables are acquired and is maintained in amounts considered by management to be appropriate in relation to receivables outstanding.

    Losses arising from repossession of the collateral supporting doubtful accounts are recognized upon repossession of the collateral. Repossessed collateral is recorded at estimated realizable value in other nonearning assets and adjustments to the related valuation allowance are included in operating expense. Where repossession has not been effected, losses are charged off as soon as it is determined that the collateral cannot be repossessed, generally not more than 150 days after default.

CASH EQUIVALENTS: Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less. Due to the short duration of these instruments, the carrying value of cash equivalents are assumed to approximate fair value.




                                                           (continued)

RECLASSIFICATIONS: Certain amounts for prior year's financial statements have been reclassified to conform with 1993 classifications.

INSURANCE OPERATIONS: Insurance premiums are earned on a basis related to coverage provided over the terms of the policies (principally based on anticipated loss experience). Commission costs and premium taxes incurred in acquiring new business are deferred and amortized over the terms of the related policies on the same basis as premiums are earned. Acquisition costs associated with direct mail programs are amortized over a three year period. The liability for losses and claims includes a provision for unreported losses, based on past experience, net of the estimated salvage and subrogation recoverable.

INTANGIBLE ASSETS: Intangible assets representing purchased mortgage servicing rights are being amortized over periods that generally match future net mortgage servicing revenues, while goodwill is being amortized on a straight-line basis over 40 years. Amortization is applied directly to the asset account.

DEPRECIATION: The Company and its subsidiaries provide for depreciation of vehicles and other equipment on operating leases or in Company use generally on a straight-line basis. The difference between the net book value and the proceeds of sale or salvage on items disposed of is included in income as a charge against or credit to the provision for depreciation.

PENSION PROGRAM: The Company and certain of its subsidiaries participate in various pension plans of General Motors Corporation and its domestic and foreign subsidiaries, which cover substantially all of their employees. Benefits under the plans are generally related to an employee's length of service, salary and, where applicable, contributions. GMAC Mortgage Corporation and NAVCO Corp., two wholly-owned subsidiaries, have separate retirement plans which provide for pension payments to their eligible employees upon retirement.

ACCOUNTING STANDARDS: In November 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits, which established a new accounting principle for the cost of benefits provided to former or inactive employees after employment but before retirement. The Statement is effective for the fiscal years beginning after December 15, 1993, with earlier voluntary adoption encouraged. The Company intends to adopt this Statement effective January 1, 1994. The effect of this Statement will not be material to the financial results of the Company.

    In December 1992, SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, which amends SFAS No. 60, Accounting and Reporting by Insurance Enterprises, was issued by the FASB. This statement eliminated the practice of reporting assets and liabilities relating to reinsured contracts net of the effects of reinsurance and required reinsurance receivables and prepaid reinsurance premiums to be reported as assets. SFAS No. 113 applies to financial statements for fiscal years beginning after December 15, 1992. The Company adopted SFAS No. 113 effective January 1, 1993 and the resultant increase in assets and liabilities was not material to the consolidated financial statements.




                                                           (continued)

    In May 1993, the FASB issued SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which amends FASB Statement No. 5, Accounting for Contingencies, to clarify that a creditor should evaluate the collectibility of both contractual interest and principal of all receivables when assessing the need for a loss accrual. SFAS No. 114 also amends FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, to require creditors to measure all loans that are restructured in a troubled debt restructuring involving modification of terms to reflect the time value of money. SFAS No. 114 applies to financial statements for fiscal years beginning after December 15, 1994, with earlier adoption encouraged. The Company has not determined if it will adopt this Standard early, however, since the Company's policy with regard to loan loss accruals generally conforms with this Standard, adoption will have no material effect on the consolidated financial statements.

    In May 1993, the FASB also issued SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that addresses the accounting and reporting for investments in debt and equity securities that have readily determinable fair values and for all investments in debt securities. These investments are categorized as follows:

     "Held-to-Maturity Securities" - debt securities that the enterprise has the positive intent and ability to hold to maturity.
      Reported at amortized cost.

     "Trading Securities" - debt and equity securities that are bought and held principally for the purpose of selling them in the near term. Reported at fair value, with unrealized gains and losses included in earnings.

     "Available-for-Sale" - debt and equity securities not classified as either held-to-maturity securities or trading securities. Reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholder's equity.

    This Statement is effective for fiscal years beginning after December 15, 1993. The Company intends to adopt this Statement, which will have a minor favorable effect (approximately $125 million) on stockholder's equity, effective January 1, 1994.

FINANCIAL INSTRUMENTS: The Company is party to a variety of interest rate and foreign exchange forward contracts (e.g., swap agreements) in the management of its interest rate and foreign exchange exposure.

    The Company enters into interest rate forward contracts as a means of managing its interest rate exposure. The differential to be paid or received under these agreements is accrued consistent with the terms of the agreements and market interest rates.









                                                           (continued)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (concluded)

    In accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company has provided fair value estimates and information about valuation methodologies in various notes to the financial statements. The estimated fair value amounts have been determined using available market information or appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may materially impact the estimated fair value amounts.

    Fair value information presented herein for the years ended December 31, 1993 and 1992, is based on information available at their respective dates. Such amounts have not been updated since those dates and, therefore, estimates of fair value at dates subsequent to December 31, 1993 and 1992 may differ significantly from the amounts presented herein.

NOTE 2.  LINES OF CREDIT WITH BANKS

    On May 19, 1993, agreements were put in place which establish four syndicated bank credit facilities in the U.S. and Europe. The new syndicated credit agreements replaced various individual bank credit facilities maintained by GMAC.

    In the U.S., the syndicated bank credit facilities include a four year, $10.0 billion revolving credit facility, as well as a $5.0 billion 364-day asset backed commercial paper liquidity and receivables credit facility to a non-consolidated special purpose entity established to issue asset backed commercial paper. These facilities serve primarily as back-up for GMAC's unsecured and asset backed commercial paper programs, respectively. On January 26, 1994, the size of the asset backed commercial paper liquidity and receivables credit facility was increased to $8.3 billion. In Europe, the syndicated facilities will be used as needed to fund GMAC's financing operations in line with the Company's historical reliance on bank debt outside the U.S. and Canada. In this regard, the syndicated facilities include a four year, $500 million revolving credit facility to GMAC International Finance in the Netherlands and a 400 million pound sterling revolving credit facility to GMAC (UK) plc. In these syndicated agreements, GMAC has agreed to a covenant such that, so long as the commitments remain in effect or any amount is owing to any lender under such commitments, the ratio of consolidated debt to total stockholder's equity at the last day of any fiscal quarter shall not exceed 11.0 to 1.0. At December 31, 1993, this ratio amounted to 8.0 to 1.0.

    Inclusive of these syndicated agreements, credit facilities maintained worldwide totaled $29,203.2 million at December 31, 1993, compared to $26,081.4 million at December 31, 1992. Facilities available for use as commercial paper back-up in the United States amounted to $15,000.0 million and $12,259.3 million at December 31, 1993 and 1992, respectively, all of which were unused. GMAC Mortgage had $1,255.0 million of bank lines of credit at December 31, 1993, compared with $1,055.0 million at December 31, 1992, which are utilized in the normal course of business. Of these lines, $480.0 million and $150.0 million were unused at December 31, 1993 and 1992, respectively.


                                                           (continued)

NOTE 2.  LINES OF CREDIT WITH BANKS (concluded)

    An additional $12,948.2 million at December 31, 1993 and $12,767.1 million at December 31, 1992, in credit facilities support operations in Canada, Europe, Latin America and Asia Pacific, of which $6,314.3 million and $4,761.6 million were unused at December 31, 1993 and 1992, respectively. As of December 31, 1993, the committed and uncommitted portion of such credit facilities totaled $4,350.2 million and $8,598.0 million, respectively.

    Due to the short duration of these instruments, or the floating rate nature of the liabilities, the carrying value of lines of credit are assumed to approximate fair value.

NOTE 3.  INVESTMENTS IN SECURITIES

    Bonds, notes, certificates of deposit, other investments and preferred stocks with mandatory redemption terms are carried at amortized cost. Other stocks are carried at market (fair) value, for which the aggregate excess of market value over cost, net of related income taxes, is included as a separate component of stockholder's equity. The fair value of the other financial instruments presented herein is based on quoted market prices.

- -------------------------------------------------------------------------------
(in millions of dollars)                        December 31, 1993
                                              Fair     Unrealized  Unrealized
Type of Security                    Cost        Value       Gains      Losses
- ------------------------------  - --------- - ----------- ----------- ---------
Bonds, notes and other securities
  United States government and
    governmental agencies and
    authorities ..............  $     195.1 $     206.3 $      11.4 $      (0.2
  States, municipalities and
    political subdivisions ...      1,997.7     2,137.6       146.2        (6.3
  Other ......................        731.1       776.2        48.3        (3.2
Preferred stocks with
  mandatory redemption terms .          4.8         4.8          --          --
                                - --------- - ----------- ----------- ---------
Total bonds, notes and other
  securities .................  $   2,928.7 $   3,124.9 $     205.9 $      (9.7
                                ==========  =========== =========== ===========

- -------------------------------------------------------------------------------
(in millions of dollars)                        December 31, 1992
                                             Fair     Unrealized  Unrealized
Type of Security                    Cost        Value       Gains      Losses
- ------------------------------  - --------- - ----------- ----------- ---------
Bonds, notes and other securities
  United States government and
    governmental agencies and
    authorities ..............  $     360.9 $     368.2 $       7.5 $      (0.2
  States, municipalities and
    political subdivisions ...      1,231.1     1,310.3        85.6        (6.4
  Other ......................      1,021.5     1,066.0        47.3        (2.8
Preferred stocks with
  mandatory redemption terms .          5.2         5.2          --          --
                                - --------- - ----------- ----------- ---------
Total bonds, notes and other
  securities .................  $   2,618.7 $   2,749.7 $     140.4 $      (9.4
                                ==========  =========== =========== ===========

NOTE 3.  INVESTMENTS IN SECURITIES (concluded)

    The distribution of maturities of debt securities outstanding at December 31, 1993 and 1992 is summarized as follows:

- -------------------------------------------------------------------------------
(in millions of dollars)         December 31, 1993      December 31, 1992
                                             Fair                       Fair
Maturity                            Cost        Value       Cost        Value
- ------------------------------  - --------- - ----------- ----------- ---------
Due in one year or less ......  $     168.0 $     173.5 $     179.8 $     181.4
Due after one year through
  five years .................        621.6       663.7       760.4       792.9
Due after five years through
  ten years ..................        876.6       931.8       649.6       682.2
Due after ten years ..........      1,080.0     1,162.2       638.8       686.7
Mortgage-backed securities ...        182.5       193.7       390.1       406.5
                                - --------- - ----------- --------- - ---------
Total debt securities ........  $   2,928.7 $   3,124.9 $   2,618.7 $   2,749.7
                                ==========  =========== =========== ===========

    Proceeds from the sale of debt securities amounted to $2,093.4 million in 1993, $1,690.3 million in 1992 and $1,693.2 million in 1991. Gross realized gains amounted to $58.6 million in 1993, $54.7 million in 1992 and $41.3 million in 1991. Gross realized losses amounted to $13.3 million, $5.4 million and $2.1 million in 1993, 1992 and 1991, respectively.

- -------------------------------------------------------------------------------
(in millions of dollars)         December 31, 1993      December 31, 1992
                                             Fair                       Fair
Type of Security                    Cost        Value       Cost        Value
- ------------------------------  - --------- - ----------- ----------- ---------
Equity securities-common stocks
  Public utilities ...........  $      19.8 $      46.1 $      22.7 $      46.7
  Banks, trust and insurance
    companies ................         10.4        22.1         6.6        25.8
  Industrial and miscellaneous        236.0       452.8       261.8       584.7
                                - --------- - ----------- --------- - ---------
Total equity securities ......  $     266.2 $     521.0 $     291.1 $     657.2
                                ==========  =========== =========== ===========

    The difference between fair (market) value and cost of equity securities at December 31, 1993, 1992 and 1991, consisted of gross unrealized profits (excess of market value over cost) of $270.9 million, $386.6 million and $420.5 million and gross unrealized losses (excess of cost over market value) of $16.1 million, $20.5 million and $7.7 million, respectively.

    Net gains realized from the sale of equity securities amounted to $158.2 million in 1993, $73.0 million in 1992 and $37.7 million in 1991.

NOTE 4.  SALE OF FINANCE RECEIVABLES

    The Company sold retail finance receivables through two special purpose subsidiaries aggregating (in principal balance) $13.6 billion in 1993, $12.0 billion in 1992 and $3.2 billion in 1991. These subsidiaries generally retain a subordinated investment of no greater than 9% of the total receivables pool and market the remaining portion. The subsidiaries absorb all losses related to sold receivables to the extent such subordinated interests, excess cash flows or cash reserves are insufficient to cover such losses. Pre-tax net gains on such sales (excluding limited recourse loss provisions which are generally provided for at the time contracts are acquired), which are recorded in "Other income", amounted to $436.4 million in 1993, $588.8 million in 1992 and $140.3 million in 1991.
The Company continues to service these receivables for a fee. The Company's retail instalment obligation servicing portfolio (in principal balance) amounted to $14.9 billion, $10.9 billion and $3.6 billion at December 31, 1993, 1992 and 1991, respectively.

     The Company's interest in excess servicing cash flows, subordinated interest in trusts, cash deposits and other related amounts are generally restricted assets and subject to the aforementioned limited recourse provisions. The following is a summary of amounts included in "Due and deferred from receivable sales (net)."

- -------------------------------------------------------------------------------
(in millions of dollars)      December 31                     1993        1992
- ----------------------------------------------------    - ----------- ---------
Excess servicing ...................................    $     319.9 $     395.6
Other restricted amounts:
  Subordinated interests in trusts .................          726.8       773.2
  Cash deposits held by trusts .....................          557.5       167.5
  Other ............................................          360.7       178.4
Allowance for estimated credit losses
  on sold receivables ..............................         (107.3)     (196.8
                                                        - ----------- ---------
Total ..............................................        1,857.6     1,317.9
                                                        = =========== =========

    The fair values of retained subordinated interests in trusts as of December 31, 1993 and 1992 were $757.8 million and $822.1 million, respectively. Excess servicing assets, net of deferred costs, have fair values of $477.4 million and $438.6 million at December 31, 1993 and 1992, respectively. The foregoing market valuations were derived by discounting expected cash flows using current market rates. The fair value of cash deposits approximates their carrying value.

    The following table presents an analysis of the allowance for estimated credit losses on sold receivables for 1993 and 1992:

- -------------------------------------------------------------------------------
(in millions of dollars)      December 31                     1993        1992
- ----------------------------------------------------    - ----------- ---------
Allowance for estimated credit losses at
  beginning of the year ............................    $     196.8 $     100.9
Transfers (to) from finance receivables loss reserve          (33.8)      124.0
Losses charged to reserve ..........................          (55.7)      (28.1
                                                        - ----------- ---------
Allowance for estimated credit losses at
  end of the year ..................................    $     107.3 $     196.8
                                                        = =========== =========

NOTE 5.  FINANCE RECEIVABLES

    The composition of finance receivables outstanding at December 31, 1993 and 1992 is summarized as follows:

- -------------------------------------------------------------------------------
(in millions of dollars)                 December 31         1993        1992
- ----------------------------------------------------    - ----------- ---------
United States
  Retail ...........................................    $  22,322.2 $  30,060.4
  Wholesale ........................................       16,290.3     8,617.9
  Leasing and lease financing ......................        2,372.1     3,816.9
  Term loans to dealers and others .................        3,984.4     4,229.1
                                                        - ----------- ---------
Total United States ................................       44,969.0    46,724.3

Canada and International
  Retail ...........................................        6,846.4     8,066.6
  Wholesale ........................................        4,383.3     5,520.6
  Leasing and lease financing ......................        1,491.3     1,831.9
  Term loans to dealers and others .................          387.9       316.4
                                                        - ----------- ---------
Total Canada and International .....................       13,108.9    15,735.5
                                                        - ----------- ---------
Total finance receivables ..........................       58,077.9    62,459.8
                                                        - ----------- ---------
Deductions
  Unearned income ..................................        3,195.1     4,215.5
  Allowance for financing losses ...................          748.0       817.0
                                                        - ----------- ---------
Total deductions ...................................        3,943.1     5,032.5
                                                        - ----------- ---------
Finance receivables (net) ..........................    $  54,134.8 $  57,427.3
                                                        = =========== =========

    The fair values of finance receivables at December 31, 1993 and 1992 were $54,906.4 million and $58,640.1 million, respectively, estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to each category of finance receivables. The carrying values of wholesale receivables and other receivables whose interest rates adjust on a short-term basis with applicable market indices (generally the prime rate) were assumed to approximate fair value either due to their short maturities or due to the interest rate adjustment feature.

    Retail, lease financing and leasing receivable instalments past due over 30 days amounted to $79.2 million and $72.3 million at December 31, 1993 and 1992, respectively. Instalments on term loans to dealers and others past due over 30 days aggregated $82.0 million at December 31, 1993 and $145.9 million at December 31, 1992.

    The aggregate amount of total finance receivables maturing in each of the five years following December 31, 1993, is as follows: 1994 - $34,482.6 million; 1995 - $9,125.5 million; 1996 - $6,463.0 million; 1997 - $3,625.4 million; 1998 - $1,547.0 million; 1999 and thereafter - $2,834.4 million.





                                                           (continued)

NOTE 5.  FINANCE RECEIVABLES (concluded)

    The following table presents an analysis of the allowance for financing losses for 1993 and 1992:
- -------------------------------------------------------------------------------
(in millions of dollars)                 December 31         1993        1992
- ----------------------------------------------------    - ----------- ---------
Allowance for financing losses
  at beginning of the year .........................    $     817.0 $   1,261.0
                                                        - ----------- ---------
Charge-offs
  United States:
    Retail .........................................         (319.1)     (498.6
    Wholesale and term loans .......................          (39.3)      (72.3
    Leasing and lease financing ....................           (6.9)       (2.7
                                                        - ----------- ---------
    Total United States ............................         (365.3)     (573.6

  Canada and International
    Retail .........................................          (49.5)      (83.5
    Wholesale and term loans .......................          (18.9)      (28.2
    Leasing and lease financing ....................           (4.2)      (10.3
                                                        - ----------- ---------
    Total Canada and International .................          (72.6)     (122.0
                                                        - ----------- ---------
Total charge-offs ..................................         (437.9)     (695.6
Recoveries and other ...............................           74.5       139.6
Transfers to other nonearning assets ...............          (40.2)     (135.0
Transfers from (to) sold receivables allowance .....           33.8      (124.0
Provisions charged to income .......................          300.8       371.0
                                                        - ----------- ---------
Allowance for financing losses
  at end of the year ...............................    $     748.0 $     817.0
                                                        = =========== =========

NOTE 6.  EQUIPMENT ON OPERATING LEASES

    The gross book value of equipment on operating leases was $15,727.9 million at the end of 1993 and $13,679.6 million at the end of 1992. The accumulated depreciation for equipment on operating leases was $4,364.4 million at the end of 1993 and $3,827.0 million at the end of 1992.

    The lease payments applicable to equipment on operating leases maturing in each of the five years following December 31, 1993, are as follows:
1994 - $3,694.5 million; 1995 - $2,609.7 million; 1996 - $1,155.3 million;
1997 - $167.6 million and 1998 - $1.3 million.

NOTE 7.  OTHER NONEARNING ASSETS
- -------------------------------------------------------------------------------
(in millions of dollars)                 December 31         1993        1992
- -----------------------------------------------------   - ----------- ---------
Property and equipment at cost
  Automobiles .......................................   $     107.6 $      98.5
  Other .............................................         141.9       141.1
                                                        - ----------- ---------
Total property - at cost ............................   $     249.5 $     239.6
                                                        = =========== =========
Accumulated depreciation
  Automobiles .......................................   $      25.0 $      16.3
  Other .............................................          95.2        89.5
                                                        - ----------- ---------
Total accumulated depreciation ......................   $     120.2 $     105.8
                                                        = =========== =========
Net property ........................................   $     129.3 $     133.8
Nonperforming assets (net of valuation reserves) ....         319.5       372.3
Insurance premiums receivable .......................         224.3       242.1
Deferred charges and other assets ...................         904.9       475.3
                                                        - ----------- ---------
Total ...............................................   $   1,578.0 $   1,223.5
                                                        = =========== =========

    The fair value of nonperforming assets at December 31, 1993 and 1992, with recorded book values of $319.5 million and $372.3 million, respectively were not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such assets. Due to the valuation reserves established for such assets, further adjustments would not be material.

NOTE 8.  NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE YEAR
- -------------------------------------------------------------------------------
(in millions of dollars)                  December 31         1993        1992
- -----------------------------------------------------   - ----------- ---------
Short-term notes
  Commercial paper ..................................   $  14,521.1 $  16,871.9
  Master notes ......................................         467.8       873.1
  Demand notes ......................................       2,161.0     2,608.2
  Other .............................................         645.5       695.0
                                                        - ----------- ---------
Total principal amount ..............................      17,795.4    21,048.2
Unamortized discount ................................         (61.6)      (75.1
                                                        - ----------- ---------
Total ...............................................      17,733.8    20,973.1
                                                        - ----------- ---------
Bank loans and overdrafts ...........................       5,716.6     6,642.3
                                                        - ----------- ---------
Other notes, loans and debentures
  payable within one year
     Medium-term notes ..............................       8,569.0     8,102.4
     Other ..........................................       3,065.0     5,646.6
                                                        - ----------- ---------
Total ...............................................      11,634.0    13,749.0
                                                        - ----------- ---------
Total payable within one year .......................   $  35,084.4 $  41,364.4
                                                        = =========== =========


                                                           (continued)

NOTE 8.  NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE YEAR (concluded)

    At December 31, 1993 and 1992, the fair values of the debt portfolio payable within one year were $35,266.4 million and $41,554.3 million, respectively, which were determined by using quoted market prices, if available, or calculating the estimated bond price of each bank loan, note or debenture in the portfolio at the applicable rate in effect during December 1993. Due to the short-term duration of commercial paper, master notes and demand notes, the carrying amount of these liabilities is considered fair value.

    Commercial paper is offered in the United States and Europe in varying terms ranging up to 270 days. The weighted average interest rates on commercial paper at December 31, 1993, 1992 and 1991 were 3.56%, 4.47% and 5.44%, respectively. Master notes represent borrowings on a demand basis arranged generally under agreements with trust departments of certain banks. The weighted average interest rates on master notes at December 31, 1993, 1992 and 1991 were 3.30%, 4.18% and 4.24%, respectively. GMAC's Variable Rate Demand Note Program is made available to employees and retirees of General Motors Corporation and their participating subsidiaries and affiliates, and their immediate family members, GM dealers and their employees and affiliates, and stockholders of General Motors Corporation. Bank loans are generally made on a demand basis. Medium-term notes are offered in the United States, Canada, Europe and Asia in varying terms ranging from more than nine months to thirty years. On a consolidated basis, short-term borrowing amounts during the prior three years were as follows:

- -------------------------------------------------------------------------------
(in millions of dollars)                         1993       1992       1991
- --------------------------------------------  ---------  ---------  ---------
Maximum amount outstanding at any month-end   $28,439.4  $36,914.0  $40,570.7

Average borrowings outstanding during the
  year .....................................  $23,462.9  $30,731.1  $37,829.0

Weighted average short-term interest rates*      4.86%       5.31%     6.94%

Weighted average commercial paper rates*
  Worldwide ................................     3.67%       4.33%     6.55%
  United States ............................     3.44%       4.01%     6.20%

* Rates have been determined by relating short-term interest costs for each year to the daily average dollar amounts outstanding.

NOTE 9.  NOTES, LOANS AND DEBENTURES PAYABLE AFTER ONE YEAR

- -------------------------------------------------------------------------------
(in millions of dollars)           Weighted average
                                   interest rates at            December 31
Maturity                           December 31, 1993         1993        1992
- ------------------------------------ -----------------  - ----------- ---------
NOTES, LOANS AND DEBENTURES
United States currency
  1994 ...........................         --           $      --   $   9,914.7
  1995 ...........................        7.1%              6,040.1     4,178.0
  1996 ...........................        7.1%              5,173.1     3,972.3
  1997 ...........................        7.5%              4,391.6     4,123.7
  1998 ...........................        6.5%              1,455.7       200.0
  1999 ...........................        7.5%              1,600.0     1,600.0
  2000 - 2004 ....................        8.6%              3,249.1     2,400.0
  2005 - 2009 ....................        8.8%                200.0       800.0
  2010 - 2014 ....................       10.2%              1,203.5     1,203.5
  2015 - 2049 ....................        8.7%                748.7       748.7
                                                        - ----------- ---------
Total United States currency .....                         24,061.8    29,140.9
Other currencies
  1994 - 1998 ....... ............        8.0%              4,442.4     4,871.5
                                                        - ----------- ---------
Total notes, loans and debentures.                         28,504.2    34,012.4
Unamortized discount .............                           (815.4)     (838.2
                                                        - ----------- ---------
Total notes, loans and debentures.
  payable after one year .........                      $  27,688.8 $  33,174.2
                                                        = =========== =========

    The aggregate principal amounts of notes, loans and debentures with terms of more than one year from dates of issue, maturing in each of the five years following December 31, 1993, are as follows: 1994 - $11,542.1 million; 1995 - $7,502.6 million; 1996 - $6,777.2 million; 1997 - $5,278.2 million; and
1998 - $1,649.1 million.

    The Company has issued warrants to subscribe for up to $125 million aggregate principal amount of 7.00% Notes due August 15, 2001. The warrants are exercisable up to and including August 15, 2000.

    The Company has issued warrants to subscribe for up to $300 million aggregate principal amount of 6.50% Notes due October 15, 2009. The warrants are exercisable up to and including October 15, 2007.

    The fair values of the debt portfolio payable after one year, inclusive of warrants, were $29,112.9 million and $34,034.9 million at December 31, 1993 and 1992, respectively, based on December 31, 1993 and 1992, quoted market rates for the same or similar issues or based on current rates offered to the Company for debt with similar credit ratings and remaining maturities.

NOTE 10.  SEGMENT INFORMATION

INDUSTRY SEGMENTS: The business of the Company and its subsidiaries is comprised primarily of financing and insurance operations.

    Gross revenue, income before income taxes and assets applicable to financing and insurance operations are as follows:

- -------------------------------------------------------------------------------
(in millions of dollars)                         1993        1992        1991
- -----------------------------------------   - ----------- ----------- ---------
Gross revenue
  Financing operations ..................   $  10,871.2 $  12,248.0 $  13,028.8
  Insurance operations ..................       1,651.2     1,540.2     1,518.3
  Eliminations (a) ......................         (38.9)      (48.9)      (44.0
                                            - ----------- ----------- ---------
Total ...................................   $  12,483.5 $  13,739.3 $  14,503.1
                                            = =========== =========== =========

Income before income taxes and cumulative
effect of accounting changes
  Financing operations ..................   $   1,324.1 $   1,798.2 $   1,411.1
  Insurance operations ..................         248.7       302.8       237.1
                                            - ----------- ----------- ---------
Total ...................................   $   1,572.8 $   2,101.0 $   1,648.2
                                            = =========== =========== =========

Assets at end of the year
  Financing operations ..................   $  76,394.6 $  88,959.9 $  98,824.0
  Insurance operations ..................       4,415.0     3,898.9     3,859.8
  Eliminations (b) ......................         (58.8)      (50.6)      (49.3
                                            - ----------- ----------- ---------
Total ...................................   $  80,750.8 $  92,808.2 $ 102,634.5
                                            = =========== =========== =========

(a) Primarily intersegment insurance premiums earned.

(b) Intersegment insurance receivables.





















                                                           (continued)

NOTE 10.  SEGMENT INFORMATION (concluded)

GEOGRAPHIC SEGMENTS: Although the majority of its business is done in the United States, the Company also operates directly or through subsidiaries in many other countries around the world.

    Gross revenue, income before income taxes and assets applicable to the United States and other countries are as follows:

- -------------------------------------------------------------------------------
(in millions of dollars)                         1993        1992        1991
- -----------------------------------------   - ----------- ----------- ---------
Gross revenue
  United States .........................   $   9,472.1 $  10,516.7 $  11,388.8
  Other countries .......................       3,015.7     3,223.6     3,191.2
  Eliminations (a) ......................          (4.3)       (1.0)      (76.9
                                            - ----------- ----------- ---------
Total ...................................   $  12,483.5 $  13,739.3 $  14,503.1
                                            = =========== =========== =========

Income before income taxes and cumulative
effect of accounting changes
  United States .........................   $   1,229.8 $   1,709.2 $   1,271.8
  Other countries .......................         343.0       391.8       376.4
                                            - ----------- ----------- ---------
Total ...................................   $   1,572.8 $   2,101.0 $   1,648.2
                                            = =========== =========== =========

Assets at end of the year
  United States .........................   $  64,755.2 $  74,620.6 $  83,800.2
  Other countries .......................      16,156.5    18,388.2    19,672.1
  Eliminations (b) ......................        (160.9)     (200.6)     (837.8
                                            - ----------- ----------- ---------
Total ...................................   $  80,750.8 $  92,808.2 $ 102,634.5
                                            = =========== =========== =========

(a) Intersegment interest income.

(b) Intersegment finance receivables.

NOTE 11.  UNITED STATES, FOREIGN AND OTHER INCOME TAXES

    SFAS No. 109, Accounting for Income Taxes, which was issued by the FASB in February 1992, required that deferred tax liabilities or assets at the end of each period be determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Accordingly, income tax expense will increase or decrease in the same period in which a change in tax rates is enacted. Previous rules required that deferred taxes be established using rates in effect when the tax asset or liability was first recorded, without subsequent adjustment for tax-rate changes.

    The Company elected to adopt this standard effective January 1, 1991. The favorable cumulative effect as of January 1, 1991, was $331.5 million.

    Deferred income taxes reflect the impact of "temporary differences" between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws.

    The tax effects of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities for 1993 and 1992 are as follows:

- -------------------------------------------------------------------------------
(in millions of dollars)                                  December 31, 1993
Deferred Income Taxes                                    Asset     Liability
- ----------------------------------------------------  ----------- -----------
Lease transactions .................................    $       --  $   1,100.5
Provision for financing losses .....................          330.6         --
Debt transactions ..................................            --        332.2
Recognition of income on non-recourse
  receivables ......................................            --        179.5
Unrealized gain on securities ......................            --         88.5
Sales of finance receivables .......................           29.1         --
State and local taxes ..............................            --        126.5
Insurance loss reserve discount ....................           85.6         --
Unearned insurance premiums ........................           82.1         --
Other postretirement benefits ......................          182.4         --
Other ..............................................          150.1       225.9
                                                        - ----------- ---------
Total deferred income taxes ........................    $     859.9 $   2,053.1
                                                        = =========== =========


















                                                           (continued)

- -------------------------------------------------------------------------------
(in millions of dollars)                                  December 31, 1992
Deferred Income Taxes                                    Asset     Liability
- ----------------------------------------------------  ----------- -----------
Lease transactions .................................    $       --  $     887.1
Provision for financing losses .....................          328.8         --
Debt transactions ..................................            --        309.4
Recognition of income on non-recourse
  receivables ......................................            --        218.2
Unrealized gain on securities ......................            --        126.3
Sales of finance receivables .......................          105.6         --
State and local taxes ..............................            --        108.3
Insurance loss reserve discount ....................           82.0         --
Unearned insurance premiums ........................           75.8         --
Other postretirement benefits ......................          176.7         --
Other ..............................................           76.3       110.6
                                                        - ----------- ---------
Total deferred income taxes ........................    $     845.2 $   1,759.9
                                                        = =========== =========

    The significant components of income tax expense are as follows:

- -------------------------------------------------------------------------------
(in millions of dollars)    For the Years         1993        1992        1991
- -----------------------------------------  -- ----------- ----------- ---------
Income taxes estimated to be payable
    currently:
  United States Federal .................   $      32.9 $     535.9 $     194.0
  Foreign ...............................         162.8       125.8       128.0
  United States state and local .........          28.9        63.8        12.2
                                            - ----------- ----------- ---------
Total income taxes payable currently ....         224.6       725.5       334.2
                                            - ----------- ----------- ---------

Deferred income taxes:
  United States Federal .................   $     343.7 $      10.7 $     219.0
  Foreign ...............................          (3.0)       55.1        39.2
  United States state and local .........          26.4        91.0        17.6
                                            - ----------- ----------- ---------
Total deferred income taxes (credits) ...         367.1       156.8       275.8
                                            - ----------- ----------- ---------
Income tax expense ......................   $     591.7 $     882.3 $     610.0
                                            = =========== =========== =========














                                                           (continued)

NOTE 11.  UNITED STATES, FOREIGN AND OTHER INCOME TAXES (concluded)

    The Company and its domestic subsidiaries join with General Motors Corporation in filing a consolidated United States Federal income tax return. The portion of the consolidated tax recorded by the Company and its subsidiaries included in the consolidated tax return generally is equivalent to the liability that would have been incurred on a separate return basis. Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on remittance of the Company's share of subsidiaries' undistributed earnings less those deemed to be indefinitely reinvested.

    Income tax provisions recorded by the Company differ from the computed amounts developed by applying the statutory United States Federal income tax rate to income before income taxes. The following schedule reconciles income tax expense at the statutory rate and actual income tax expense:

- -------------------------------------------------------------------------------
(in millions of dollars)    For the Years         1993        1992        1991
- -----------------------------------------   - ----------- ----------- ---------
Computed income tax expense at statutory
  United States Federal income tax rate
  on income .............................   $     550.5 $     714.3 $     560.4
State and local income taxes (net of
  Federal income tax effect) ............          43.3       133.6        18.4
Effect of tax-exempt interest and
  dividends received which are not
  fully taxable .........................         (29.7)      (25.9)      (28.3
Adjustment to taxes on foreign income ...          53.4         7.8        15.1
Foreign rates other than 35%
  (34% prior to 1993) ...................          (6.5)       40.3        22.3
Effect of increase in U.S. Federal income
  tax rate ..............................          16.4         --          --
Other ...................................         (35.7)       12.2        22.1
                                            - ----------- ----------- ---------
Total income tax expense ................   $     591.7 $      882.3$      610.
                                            = =========== =========== =========
- -----------
* Excluding taxes related to cumulative effect of accounting change.

NOTE 12.  MORTGAGE BANKING

    The Company, through its wholly-owned subsidiary, GMAC Mortgage Corporation (GMACM), performs mortgage banking activities which generally consist of the origination or acquisition of mortgage loans, the sale of such loans to investors and the continual long-term servicing of the loans. In addition, GMACM (through a wholly-owned subsidiary) provides short-term secured lines of credit to mortgage originators to finance mortgage loans until such loans are purchased by permanent investors (warehouse lines). The right to service loans is contracted under primary or master servicing agreements. Under primary servicing agreements, GMACM collects the monthly principal, interest and escrow payments from individual mortgagors and performs certain investor accounting and remittance processing, escrow disbursement and reporting and collection services. As master servicer, GMACM collects monthly payments from various sub-servicers and performs certain accounting and reporting functions on behalf of the mortgage investors. The servicing portfolio and its related escrow balances are not reflected in the Company's financial statements, since GMACM does not own the mortgages or the related escrow balances. As compensation for such servicing activities, GMACM earns a servicing fee.
                                                           (continued)

NOTE 12.  MORTGAGE BANKING (concluded)

    The fair values of real estate mortgages held for sale (including warehouse lines) and loans held for investment approximated their carrying values of $1,842.8 million and $172.1 million, respectively, at December 31, 1993 in comparison to $2,568.6 million and $136.4 million at December 31, 1992. The fair value of excess servicing fees, determined by discounting net cash flows at current market rates, approximated the $89.9 million and $71.1 million carrying values at December 31, 1993 and 1992, respectively.

    The cost of purchased mortgage servicing rights acquired is capitalized and amortized in proportion to and over the period of the projected net servicing income. Similarly, GMACM capitalizes excess servicing fees on the sale of certain mortgage loans to permanent investors. Excess servicing fees represent the present value of the difference between the estimated future servicing revenues and normal servicing revenues. The deferred charge is amortized over the expected life of the servicing rights in proportion to projected servicing revenues, which approximates a level yield. On certain transactions, GMACM will retain full or limited recourse for credit or other losses incurred by the purchaser of the loans sold. GMACM establishes allowances for estimated future losses related to the outstanding recourse obligations which management considers adequate. In addition, GMACM provides appropriate loss allowances on warehouse lines and other loans held as investments.

    Following are selected financial and statistical information of GMACM as of December 31, 1993 and 1992:
- -------------------------------------------------------------------------------
(in millions of dollars)                For the Years         1993        1992
- -----------------------------------------------------   - ----------- ---------
Servicing portfolio
  Residential .......................................   $  30,676.4 $  38,581.4
  Commercial ........................................       3,837.2     3,770.5
  Master Servicing* .................................      19,312.8    16,380.4
                                                        - ----------- ---------
Total ...............................................   $  53,826.4 $  58,732.3
                                                        - ----------- ---------

* Represents loans for which GMACM performs solely a master servicing function.

Purchased mortgage servicing rights
  and excess servicing fees .........................   $     281.0 $     404.1
                                                        - ----------- ---------
Loans sold with recourse ............................   $  10,405.7 $  16,637.1
                                                        - ----------- ---------
Maximum exposure on loans sold
  Full recourse .....................................   $     324.8 $     537.8
  Limited recourse ..................................         882.2     1,003.6
                                                        - ----------- ---------
Total ...............................................   $   1,207.0 $   1,541.4
Allowance for losses on loans sold                      - ----------- ---------
  with recourse .....................................   $      79.8 $      94.9
                                                        - ----------- ---------

    The maximum recourse exposure shown above is net of amounts reinsured with third parties which totaled $215.0 million and $226.6 million at December 31, 1993 and 1992, respectively.

NOTE 13.  PENSION PROGRAM

    The Company and certain of its subsidiaries participate in various pension plans of General Motors Corporation and its domestic and foreign subsidiaries, which cover substantially all of their employees. Pension expense of the Company and its subsidiaries amounted to $38.9 million in 1993, $3.4 million in 1992 and $0.6 million in 1991.

    During 1992, the Company offered voluntary early retirement to certain employees. Under the provision of SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, this early retirement opportunity resulted in a 1992 expense of $51.5 million.

NOTE 14.  OTHER POSTRETIREMENT BENEFITS

    The Company and certain of its subsidiaries participate in various postretirement medical, dental, vision and life insurance plans of General Motors Corporation. These benefits are funded as incurred from the general assets of the Company.

    In December 1990, the FASB issued SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, which requires the accrual of future retiree benefit costs over the active service period of employees to the date of full eligibility for such benefits. The Company elected to adopt this standard effective January 1, 1992. The unfavorable cumulative effect of this accounting change as of January 1, 1992, was $282.6 million (net-of-tax). The ongoing incremental impact in 1992 of SFAS No. 106 related to the previous method of recording net expense amounted to $18.1 million after tax. Prior years financial statements have not been restated.

    The Company has disclosed in the financial statements certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as "accumulated postretirement benefit obligations," "liabilities" or "obligations." Notwithstanding the recording of such amounts and the use of these terms, the Company does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of the Company (other than pensions) represent legally enforceable liabilities of the Company.

    The total non-pension postretirement benefits expense of the Company, other than the cumulative effect of adopting SFAS No. 106, on a pre-tax basis amounted to $65.8 million and $51.4 million in 1993 and 1992, respectively, and included the components set forth below:

- -------------------------------------------------------------------------------
(in millions of dollars)                 December 31         1993        1992
- ----------------------------------------------------    - ----------- ---------
Benefits attributed to the current year .............   $      14.7 $      10.8
Interest accrued on benefits attributed to prior years         51.1        40.6
                                                        - ----------- ---------
Total non-pension postretirement benefits expense ...   $      65.8 $      51.4
                                                        = =========== =========

NOTE 15.  TRANSACTIONS WITH AFFILIATES

    Under special rate programs sponsored by General Motors, an interest rate differential is received. These payments are included in unearned income and are recognized over the life of the related contracts. The earned portion of such payments constituted 6.1% of gross revenue in 1993, compared with 5.1% in 1992 and 3.6% in 1991.

    Over the periods ended December 31, 1993, 1992 and 1991, the Company, under a financing agreement, extended loans to General Motors Corporation up to a maximum of $17 billion. Loans under the agreement were provided at floating market rates to General Motors when it assumed part of the dealer inventory financing previously provided by the Company. GMAC serviced all such receivables for General Motors for a fee. The financing agreement ensured that GMAC's ongoing funding activities continued to return to GMAC the approximate amount of interest and fees it would have earned had it retained the dealer inventory financing. The amount of interest and fees under this agreement, which are included in other income for the years ended December 31, 1993, 1992 and 1991 were $604.4 million, $662.7 million and $972.6 million, respectively, and the interest rates were 6.0% at December 31, 1993 and 1992 and 6.5% at December 31, 1991. The carrying value of these receivables approximates fair value.

    As of December 1, 1993, the Company resumed the financing of wholesale receivables previously owned by General Motors. The aforementioned financing agreement has been terminated.

    The amounts due General Motors Corporation and affiliated companies relate principally to wholesale financing of sales of General Motors products. To the extent that wholesale settlements with General Motors are made in advance of transit time (which may occur from time-to-time due to seasonal or other factors), interest is received from General Motors.

    During 1993, the Company purchased certain vehicles which General Motors acquired from its fleet and rental customers. The cost of these vehicles held for resale, which is included in other earning assets, was $607.7 million at December 31, 1993, compared with $1,056.9 million at December 31, 1992.

    From time to time, the Company and one of its subsidiaries have made interest-bearing loans to National Car Rental Systems, Inc. (NCRS), a consolidated subsidiary of General Motors Corporation since December 31, 1992. Effective December 31, 1992, $1.5 billion of GMAC earnings assets relating to NCRS, previously reflected in finance receivables, were reclassified to Receivables from General Motors Corporation. The Company also extends loans to other GM subsidiaries and affiliates. At December 31, 1993 and 1992, $1,355.5 million and $1,938.2 million, respectively, of such loans (including NCRS) were outstanding. The fair values of these loans at December 31, 1993 and 1992, were $1,382.8 million and $1,976.1 million, respectively.

    The Company and certain of its subsidiaries lease capital equipment to various units of General Motors in the ordinary course of business. At December 31, 1993 and 1992, leasing receivables relating to such leases amounted to $5.4 million and $14.0 million, respectively.

NOTE 15.  TRANSACTIONS WITH AFFILIATES (concluded)

    The Company purchases data processing and communications services from Electronic Data Systems Corporation, a subsidiary of General Motors Corporation. Such purchases, which are included in operating expenses, amounted to $272.5 million in 1993, compared with $266.6 million in 1992 and $260.6 million in 1991.

    Insurance premiums earned in 1993, 1992 and 1991 include $322.1 million, $390.8 million and $486.7 million, respectively, earned by Motors Insurance Corporation on certain insurance coverages provided to General Motors.

NOTE 16.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND
          CONCENTRATIONS OF CREDIT RISK

Financial Instruments with Off-Balance Sheet Risk

    GMAC utilizes a variety of interest rate contracts including interest rate swaps and caps in the normal course of managing its interest rate exposures.

    Interest rate swaps are contractual agreements between the Company and another party to exchange the net difference between a fixed and floating interest rate over the life of the contract without the exchange of the underlying principal amount. The Company uses swaps as part of its ongoing interest rate management program. As such, the majority of swaps are executed as an integral element of a specific debt transaction. In a limited number of cases, swaps are executed on a portfolio basis to achieve specific interest rate management objectives. The differential paid or received on such swaps is recorded as an adjustment to interest expense over the term of the underlying debt agreement.

    Interest rate cap agreements provide the holder protection against interest rate movements above the established rate. In exchange for assuming this risk, the writer receives a premium at the outset of the agreement.

    The Company also utilizes foreign exchange agreements to manage its exposure to foreign exchange rate fluctuations. In this regard, currency swaps and forward foreign exchange contracts are used to hedge foreign exchange exposure on foreign currency denominated debt by converting the funding currency to the currency of the assets being financed. As such, these currency swaps and foreign exchange contracts include agreements to purchase or sell specific amounts of foreign currencies at specific rates on specific future dates.

NOTES TO FINANCIAL STATEMENTS (concluded)

NOTE 16.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND
          CONCENTRATIONS OF CREDIT RISK (continued)

    The Company does not require nor place collateral for any off-balance sheet financial instruments, except to require collateral for interest rate futures and lines of credit. At December 31, 1993 and 1992, the total notional amount of off-balance-sheet instruments and the unrealized gains and losses associated with these instruments were as follows:

- -------------------------------------------------------------------------------
(in millions of dollars)         December 31, 1993      December 31, 1992
                                  Notional    Unrealized  Notional    Unrealize
                                   Amount   G ain/(Loss)   Amount   G ain/(Loss
- --------------------------------- --------- - ----------- ----------- ---------

Interest rate instruments ....  $   7,059.0 $      26.4 $   3,585.6 $      (7.5
Currency instruments .........      1,564.9        (3.3)      957.4        65.3
                                - --------- - ----------- --------- - ---------
Total ........................  $   8,623.9 $      23.1 $   4,543.0 $      57.8
                                ==========  =========== =========== ===========

    In addition, the Company's mortgage subsidiary has commitments to sell mortgages or mortgage-backed securities at December 31, 1993 and 1992, comprised of mandatory delivery contracts with investors totaling $2,139.0 million and $2,065.4 million, respectively. Also outstanding at December 31, 1993 and 1992, were commitments to purchase/fund first mortgage loans at fixed prices totaling $1,795.6 million and $1,187.8 million, respectively.

    These aforementioned instruments contain an element of risk in the event the counterparties are unable to meet the terms of the agreements. In such an event, the cost to the Company to replace the positions at market rates in effect on December 31, 1993 would be $83.1 million, compared to $67.3 million at December 31, 1992. However, the Company minimizes the risk exposure by limiting the counterparties to those major banks and financial institutions who meet established credit guidelines. Management does not expect any counterparty to default on its obligations and, therefore, does not expect to incur any cost due to counterparty default.

    The Company has granted revolving lines of credit to dealers with unused amounts of $301.1 million and $458.1 million at December 31, 1993 and 1992, respectively. Commitments supported by collateral, generally dealer inventories and real estate, were approximately 44% and 55% of the contract amounts at December 31, 1993 and 1992, respectively. The unused amount of warehouse lending revolving credit lines amounted to $1,081.7 million and $1,146.1 million at December 31, 1993 and 1992, respectively.

Concentrations of Credit Risk

    The Company's primary business is to provide vehicle financing for GM products and GM dealers. Wholesale and dealer loan financing relates primarily to GM dealers, with collateral primarily GM vehicles (for wholesale) and GM dealership property (for loans). In wholesale financing, GMAC is also provided further protection by GM factory repurchase programs. Retail contracts and operating lease assets relate primarily to the secured sale and lease, respectively, of vehicles (primarily GM).

NOTES TO FINANCIAL STATEMENTS (concluded)

NOTE 16.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND
          CONCENTRATIONS OF CREDIT RISK (concluded)

    Automotive lease financing represents a concentration inasmuch as 19 customers comprised over 50% of the total $2.1 billion U.S. balance at December 31, 1993. A significant portion of these receivables are also protected by various GM factory support programs, programs that afford GMAC protection against loss under certain specified circumstances and with limitations.

    In terms of geographic concentrations as of December 31, 1993, 76.8% of GMAC's consolidated financing assets were U.S. based; 6.4% were in Canada; 13.8% were in Europe (of which 8.0% reside in Germany); 1.2% were in Latin America; and 1.8% were in Asia Pacific (of which Australia represents 1.5%). Reflecting general U.S. population patterns and GM sales activities, GMAC's five largest U.S. state concentrations, which in aggregate total 37.4% of U.S. financing assets, are as follows: 8.9% in Texas; 8.4% in California; 7.2% in New York; 6.6% in Florida; and 6.3% in Michigan.

NOTE 17.  COMMITMENTS AND CONTINGENT LIABILITIES

    Minimum future commitments under operating leases having noncallable lease terms in excess of one year, primarily for real property, aggregating $162.2 million, are payable $51.3 million in 1994, $41.0 million in 1995, $29.2 million in 1996, $17.7 million in 1997, $10.0 million in 1998 and $13.0 million in 1999 and thereafter. Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $55.4 million in 1993, $56.3 million in 1992 and $53.1 million in 1991.

    There are various claims and pending actions against the Company and its subsidiaries with respect to commercial and consumer financing matters, taxes and other matters arising out of the conduct of the business. Certain of these actions are or purport to be class actions, seeking damages in very large amounts. The amounts of liability on these claims and actions at December 31, 1993, were not determinable but, in the opinion of management, the ultimate liability resulting should not have a material adverse effect on the Company's consolidated financial position.








                           ------------------------

SUPPLEMENTARY FINANCIAL DATA

SUMMARY OF CONSOLIDATED QUARTERLY EARNINGS

1993 QUARTERS
- ---------------------------------------------------------------------------
(in millions of dollars)              FIRST     SECOND     THIRD    FOURTH
- ----------------------------------  --------   --------  --------  --------
Total financing revenue ..........  $2,267.8   $2,219.8  $2,187.2  $2,077.2
Interest and discount expense ....   1,300.0    1,221.5   1,114.1   1,085.6
Net financing revenue and
  other income ...................   1,267.0    1,378.9   1,313.3   1,101.1
Provision for financing losses ...      57.0      118.9     116.7       8.2
Net income .......................     284.1      285.4     204.8     206.8
- ---------------------------------------------------------------------------


1992 QUARTERS
- ---------------------------------------------------------------------------
(in millions of dollars)              FIRST     SECOND     THIRD    FOURTH
- ----------------------------------  --------   --------  --------  --------
Total financing revenue ..........  $2,552.7   $2,548.9  $2,816.0  $2,484.5
Interest and discount expense ....   1,581.6    1,470.0   1,406.3   1,370.7
Net financing revenue and
   other income ...................  1,343.8    1,324.6   1,422.4   1,390.3
Provision for financing losses ....    130.1      163.4     101.5     (24.0)
Income before cumulative effect
   of accounting change ...........    349.1*     282.4*    296.9*    290.3
Cumulative effect of accounting
   change .........................   (282.6)*      --       --        --
 Net income .......................     66.5*     282.4*    296.9*    290.3
- ---------------------------------------------------------------------------
* Effective January 1, 1992, the Company adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. First quarter income was restated for the cumulative effect of this change, and all quarters have been restated to reflect the 1992 adoption of this statement.

1991 QUARTERS
- ---------------------------------------------------------------------------
(in millions of dollars)              FIRST     SECOND     THIRD    FOURTH
- ----------------------------------  --------   --------  --------  --------
Total financing revenue ..........  $2,845.2   $2,788.2  $2,789.5  $2,730.6
Interest and discount expense ....   1,867.4    1,711.8   1,646.9   1,618.6
Net financing revenue and
  other income ...................   1,387.7    1,412.9   1,491.9   1,463.5
Provision for financing losses ...     183.7      213.6     211.7     438.9
Income before cumulative effect
  of accounting change ...........     305.7      283.6     346.3     102.6*
Cumulative effect of accounting
  change .........................     331.5**     --        --        --
Net income .......................     637.2      283.6     346.3     102.6*
- ---------------------------------------------------------------------------
* Includes $275.0 ($171 million after taxes) provision for potential wholesale loan loss.

**Effective January 1, 1991, the Company adopted SFAS No. 109, Accounting for Income Taxes. First quarter income was restated for the cumulative effect of this change.

FIVE-YEAR SUMMARY OF FINANCING OPERATIONS*

- -------------------------------------------------------------------------------
(in millions of dollars)
      For the Years       1993       1992        1991        1990         1989
- -------------------  - ---------- --------- - --------- - ----------- ---------
INCOME

Financing revenue .  $  8,754.6 $  10,404.2 $  11,155.9 $  11,787.8 $  11,217.8
 Interest and
   discount .......    (4,721.2)   (5,828.6)   (6,844.7)   (7,965.8)   (7,908.3
 Depreciation on
   operating leases    (2,702.0)   (2,429.6)   (1,902.4)   (1,387.9)   (1,477.5
                     - ---------- --------- - ----------- ----------- ---------
Net financing
   revenue ........     1,331.4     2,146.0     2,408.8     2,434.1     1,832.0
Other income ......     2,116.6     1,843.8     1,872.9     1,715.6     1,870.3
                     - ---------- --------- - ----------- ----------- ---------
Net financing
   revenue and other    3,448.0     3,989.8     4,281.7     4,149.7     3,702.3
                     - ---------- --------- - ----------- ----------- ---------
Expenses
 Salaries and
  benefits ........       697.2       749.0       674.6       632.7       587.8
 Other operating
  expenses ........       994.9       960.4     1,066.6       907.0       910.5
 Provision for
  financing losses.       300.8       371.0     1,047.9       843.2       841.9
 Amortization of
  intangible assets       131.0       111.2        81.5        78.4        63.1
                     - ---------- --------- - ----------- ----------- ---------
Total expenses ....     2,123.9     2,191.6     2,870.6     2,461.3     2,403.3
                     - ---------- --------- - ----------- ----------- ---------
Income before
 income taxes .....     1,324.1     1,798.2     1,411.1     1,688.4     1,299.0
United States,
 foreign and other
 income taxes .....       533.5       786.6       545.2       643.7       391.0
                     - ---------- --------- - ----------- ----------- ---------
Income before
 cumulative effect
 of accounting
 changes ..........       790.6     1,011.6       865.9     1,044.7       908.0

Cumulative effect
 of accounting
 changes ..........         --       (232.8)      299.1        --          --
                     - ---------- --------- - ----------- ----------- ---------

Income from financing
 operations .......  $    790.6 $     778.8 $   1,165.0 $   1,044.7 $     908.0
                     = ========== ========= = =========== =========== =========







                                                           (continued)

FIVE-YEAR SUMMARY OF FINANCING OPERATIONS* (concluded)
- -------------------------------------------------------------------------------
(in millions of dollars)
        December 31       1993       1992        1991         1990        1989
- -------------------  - ---------- --------- - --------- - ----------- ---------
ASSETS
Cash and cash
 equivalents ......  $  3,980.6 $   3,834.8 $   2,396.4 $     193.5 $     247.2
                     - ---------- --------- - ----------- ----------- ---------
Earning Assets
Investments in
 securities .......        18.4        48.2        71.6       112.9        58.3
                     - ---------- --------- - ----------- ----------- ---------
Finance receivables    54,882.8    58,244.3    71,596.6    80,365.8    80,410.9
Less-Allowance for
     financing losses    (748.0)     (817.0)   (1,261.0)   (1,292.5)   (1,290.8
                     - ---------- --------- - ----------- ----------- ---------
Finance
 receivables (net)     54,134.8    57,427.3    70,335.6    79,073.3    79,120.1
Receivable
 General Motors
 Corporation ......     1,355.5    11,563.2    12,358.0    13,018.0    14,635.5
Other earning assets   15,843.8    14,933.7    12,599.5     8,308.5     5,713.5
                     - ---------- --------- - ----------- ----------- ---------
Total earning assets   71,352.5    83,972.4    95,364.7   100,512.7    99,527.4

Other assets ......     1,061.5     1,152.7     1,062.9       928.6       793.0
                     - ---------- --------- - ----------- ----------- ---------
Total assets ......  $ 76,394.6 $  88,959.9 $  98,824.0 $ 101,634.8 $ 100,567.6
                     - ---------- --------- - ----------- ----------- ---------
LIABILITIES
Notes, loans and
 debentures payable
 within one year ..  $ 35,084.4 $  41,364.4 $  51,018.6 $  53,715.8 $  54,415.4
                     - ---------- --------- - ----------- ----------- ---------
Accounts payable and
other liabilities
 General Motors
 Corporation and
 affiliated companies   2,514.0     2,860.1     2,032.4     2,870.1     3,090.5
 Other post
 employment benefits      436.9       405.8        --          --          --
 Other ............     3,991.9     3,993.0     3,873.6     3,780.6     3,632.8
                     - ---------- --------- - ----------- ----------- ---------
Total accounts payable
and other liabilities   6,942.8     7,258.9     5,906.0     6,650.7     6,723.3
                     - ---------- --------- - ----------- ----------- ---------
Notes, loans and
 debentures payable
 after one year ...    27,688.8    33,174.2    34,480.9    34,185.4    32,453.0
                     - ---------- --------- - ----------- ----------- ---------
Total liabilities .  $ 69,716.0 $  81,797.5 $  91,405.5 $  94,551.9 $  93,591.7
                     - ---------- --------- - ----------- ----------- ---------
Net assets of financing
 operations .......  $  6,678.6 $   7,162.4 $   7,418.5 $   7,082.9 $   6,975.9
                     = ========== ========= = =========== =========== =========
* Before elimination of intercompany amounts.

FIVE-YEAR SUMMARY OF INSURANCE OPERATIONS*
- -------------------------------------------------------------------------------
(in millions of dollars)
      For the Years       1993       1992        1991         1990        1989
- -------------------  - ---------- --------- - --------- - ----------- ---------
INCOME

Net premiums written
 Commercial lines,
  reinsurance and
  miscellaneous ...  $    337.2 $     436.0 $     577.2 $     501.0 $     528.9
 Personal lines....       458.7       405.4       364.0       177.8       216.1
 Mechanical .......       323.2       342.0       308.2       342.1       294.0
 Life and disability       85.7        66.0        50.1        49.2        42.6
                     - ---------- --------- - ----------- ----------- ---------
Net premiums written    1,204.8     1,249.4     1,299.5     1,070.1     1,081.6
Changes in unearned
 premiums .........       (61.3)      (43.6)      (72.4)       (5.1)       91.7
                     - ---------- --------- - ----------- ----------- ---------
Premiums earned ...     1,143.5     1,205.8     1,227.1     1,065.0     1,173.3
Investment and
 other income .....       507.7       334.4       291.2       272.4       261.6
                     - ---------- --------- - ----------- ----------- ---------
Total .............     1,651.2     1,540.2     1,518.3     1,337.4     1,434.9
                     - ---------- --------- - ----------- ----------- ---------
Expenses
 Salaries and
  benefits ........       128.6       105.4        98.3        84.6        83.0
 Other operating
  expenses ........       203.8       134.2       111.6        78.6       108.1
 Losses and loss
  adjustment
  expenses ........     1,060.0       987.9     1,061.6     1,014.1       991.3
 Amortization of
  intangible assets        10.1         9.9         9.7         0.1          --
                     - ---------- --------- - ----------- ----------- ---------
Total expenses ....     1,402.5     1,237.4     1,281.2     1,177.4     1,182.4
                     - ---------- --------- - ----------- ----------- ---------
Income before
 income taxes .....       248.7       302.8       237.1       160.0       252.5
Income taxes ......        58.2        95.7        64.8        14.6        49.8
                     - ---------- --------- - ----------- ----------- ---------
Income before
 cumulative effect
 of accounting change     190.5       207.1       172.3       145.4       202.7
Cumulative effect of
 accounting changes          --       (49.8)       32.4          --          --
                     - ---------- --------- - ----------- ----------- ---------
Income from
 insurance
 operations .......  $    190.5 $     157.3 $     204.7 $     145.4 $     202.7
                     = ========== ========= = =========== =========== =========







                                                           (continued)

SUPPLEMENTARY FINANCIAL DATA (concluded)

FIVE-YEAR SUMMARY OF INSURANCE OPERATIONS* (concluded)

- -------------------------------------------------------------------------------
(in millions of dollars)
        December 31       1993       1992        1991         1990        1989
- ------------------- -- ---------- --------- - ----------- ----------- ---------
NET ASSETS

ASSETS
Cash ..............  $     47.5 $      36.3 $      16.1 $      11.6 $      11.4
Investments in
 securities .......     3,431.3     3,227.7     3,263.9     2,895.2     2,825.7
Premiums and other
 receivables ......       262.5       291.4       261.7       300.2       248.3
Deferred policy
 acquisition cost .        77.0        65.5        48.5        35.9        43.2
Prepaid reinsurance
 premiums .........       105.5        --          --          --          --
Reinsurance
 recoverable on
 unpaid insurance
 losses and loss
 adjustment expense       220.3        --          --          --          --
Other assets ......       270.9       278.0       269.6       271.2        76.9
                     - ---------- --------- - ----------- ----------- ---------
Total assets ......  $  4,415.0 $   3,898.9 $   3,859.8 $   3,514.1 $   3,205.5
                     - ---------- --------- - ----------- ----------- ---------


LIABILITIES
Unpaid insurance
 losses and loss
 adjustment expenses $  1,569.4 $   1,265.8 $   1,263.4 $   1,235.7 $   1,143.1
Unearned insurance
 premiums .........     1,337.4  $  1,174.9  $  1,130.5  $  1,054.7  $  1,001.4
Deferred federal
 income taxes .....       (11.3)       30.7        54.6        27.9        84.3
Other post
 employment benefits       88.0        80.4        --          --          --
Other .............       257.8       259.5       245.0       276.5       170.6
                     - ---------- --------- - ----------- ----------- ---------
Total liabilities .  $  3,241.3 $   2,811.3 $   2,693.5 $   2,594.8 $   2,399.4
                     - ---------- --------- - ----------- ----------- ---------

Net assets of
insurance
operations .......   $  1,173.7 $   1,087.6 $   1,166.3 $     919.3 $     806.1
                     = ========== ========= = =========== =========== =========


* Before elimination of intercompany amounts.

                                   PART IV




ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


  (a)(1)  FINANCIAL STATEMENTS.

          Included in Part II, Item 8 of Form 10-K.


  (a)(2)  FINANCIAL STATEMENT SCHEDULES.

          All schedules have been omitted because they are inapplicable or because the information called for is shown in the financial statements or notes thereto.


  (a)(3)  EXHIBITS (Included in Part IV of this report).              Page
                                                                      ----
          12   -- Statement of Ratio of Earnings to Fixed Charges     IV-5
                  for the years 1993, 1992, 1991, 1990 and 1989.

          24.1 -- Consent of Independent Auditors.                    IV-6


  (b)     REPORTS ON FORM 8-K.

          No current reports on Form 8-K have been filed by the Company during the fourth quarter ended December 31, 1993.




ITEMS 4, 9, 10, 11, 12 and 13 are inapplicable and have been omitted.







                              -----------------

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                GENERAL MOTORS ACCEPTANCE CORPORATION
                                -------------------------------------
                                            (Registrant)

                                By
                                   s/  R. T. O'Connell
                                -------------------------------------------
Date: March 10, 1994            (Robert T. O'Connell, Chairman of the Board)
      --------------

     Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below on the 9th day of March, 1994, by the following persons on behalf of the Registrant and in the capacities indicated.

        Signature                          Title
        ---------                          -----

s/  R. T. O'Connell
- -----------------------
 (Robert T. O'Connell)             Chairman of the       (Chief
                                  Board of Directors      Executive
                                                          Officer)

s/  J. R. Rines
- -----------------------
    (John R. Rines)                 President and        (Chief
                                      Director            Operating
                                                          Officer)

s/  J. D. Finnegan
- -----------------------
   (John D. Finnegan)              Executive Vice        (Chief
                               President and Director     Financial
                                                          Officer)

s/  G. E. Gross
- -----------------------
   (Gerald E. Gross)                 Comptroller         (Chief
                                                          Accounting
                                                          Officer)

s/  W. G. Binns, Jr.
- -----------------------
 (W. Gordon Binns, Jr.)              Director


s/  R. J. S. Clout
- -------------------------
  (Richard J. S. Clout)              Director




                                                           (continued)

                            SIGNATURES (concluded)


        Signature                     Title
        ---------                     -----


s/  J. E. Gibson
- -------------------------
     (John E. Gibson)                Director


s/  F. A. Henderson
- -------------------------
 (Frederick A. Henderson)            Director


s/  L. J. Krain
- -------------------------
     (Leon J. Krain)                 Director


s/  H. Kunz
- -------------------------
     (Heidi Kunz)                    Director


s/  J. M. Losh
- -------------------------
    (J. Michael Losh)                Director


s/  J. J. Pero
- -------------------------
     (Joseph J. Pero)                Director


s/  G. C. Thomas
- -------------------------
   (Geoffrey C. Thomas)              Director


s/  G. R. Wagoner, Jr.
- -------------------------
(G. Richard Wagoner, Jr.)            Director

                               EXHIBIT INDEX


     Exhibit
     Number                         Exhibit Name
     -------             -----------------------------------

       12                Ratio of Earnings to Fixed Charges


       24.1              Consent of Independent Auditors,
                         Deloitte & Touche

                                                                 EXHIBIT 12

                    GENERAL MOTORS ACCEPTANCE CORPORATION

                      RATIO OF EARNINGS TO FIXED CHARGES

                           (in millions of dollars)


                                    Years Ended December 31
                    ---------------------------------------------------------
                          1993       1992        1991         1990        1989
                     - -------------------- - ----------- ----------- ---------
Consolidated net
  income* .........  $    981.1 $   1,218.7 $   1,038.2 $   1,190.1 $   1,110.7
Provision for
  income taxes ....       591.7       882.3       610.0       658.3       440.8
                     - -------------------- - ----------- ----------- ---------
Consolidated income
  before income
  taxes ...........     1,572.8     2,101.0     1,648.2     1,848.4     1,551.5
                     - -------------------- - ----------- ----------- ---------
Fixed charges
  Interest, debt
    discount and
    expense .......     4,721.2     5,828.6     6,844.7     7,965.8     7,908.3
  Portion of rentals
    representative
    of the interest
    factor ........        43.6        31.7        30.3        29.5        27.1
                     - -------------------- - ----------- ----------- ---------
Total fixed charges     4,764.8     5,860.3     6,875.0     7,995.3     7,935.4
                     - -------------------- - ----------- ----------- ---------
Earnings available
  for fixed charges .$  6,337.6     7,961.3 $   8,523.2 $   9,843.7 $   9,486.9
                     = ==================== = =========== =========== =========

Ratio of earnings
  to fixed charges       1.33       1.35        1.23        1.23        1.19
                         ====       ====        ====        ====        ====


- ----------
* Before cumulative effect of accounting change of ($282.6) million in 1992 and $331.5 million in 1991.

                                                          EXHIBIT 24.1


CONSENT OF INDEPENDENT AUDITORS


GENERAL MOTORS ACCEPTANCE CORPORATION:

We consent to the incorporation by reference of our report dated February 9, 1994, appearing in this Annual Report on Form 10-K of General Motors Acceptance Corporation for the year ended December 31, 1993, in the following Registration Statements:


                  Registration
    Form          Statement No.                  Description
    ----          -------------         -------------------------------


    S-3            33-12059,            $3,000,000,000 General Motors
                   33-26057 and           Acceptance Corporation GMAC
                   33-31596               Variable Denomination
                                          Adjustable Rate Demand Notes


    S-3            33-45308 and         $5,000,000,000 General Motors
                   33-49133               Acceptance Corporation
                                          Debt Securities

    S-3            33-49609 and         $10,000,000,000 General Motors
                   33-51381               Acceptance Corporation
                                          Medium-Term Notes





s/ DELOITTE & TOUCHE
- --------------------
   DELOITTE & TOUCHE

600 Renaissance Center
Detroit, Michigan 48243-1704

March 10, 1994