Form 10-K/A
period 1993-12-31
GENERAL MOTORS ACCEPTANCE CORP
filed 1994-03-15
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-K
                               AMENDMENT NO. 1

                 THIS AMENDMENT IS FILED DUE TO DIFFICULTIES
                  EXPERIENCED IN THE ORIGINAL TRANSMISSION

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

















































                                                           (continued)

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS
- -------------------------------------------------------------------------------
(in millions
 of dollars)           1993       1992       1991        1990        1989
- -------------------- ---------  ---------  ---------   ---------   ---------
INCOME AND NET INCOME
RETAINED FOR USE IN
THE BUSINESS

Gross revenue and
 other income ......  12,483.5   13,739.3    14,503.1    14,815.8    14,503.8
                     ---------  ---------   ---------   ---------  ---------
Interest and discount  4,721.2    5,828.6     6,844.7     7,965.8     7,908.3
Depreciation on
 operating leases ...  2,702.0    2,429.6     1,902.4     1,387.9     1,477.5
Operating expenses ..  1,949.0    1,900.1     1,907.1     1,677.9     1,670.2
Insurance losses and
 loss adjustment
 expenses ...........  1,096.6      987.9     1,061.6     1,014.1       991.3
Provision for
 financing losses ...    300.8      371.0     1,047.9       843.2       841.9
Amortization of
 intangible assets ..    141.1      121.1        91.2        78.5        63.1
                     ---------  ---------   ---------   ---------   ---------
Total expenses ...... 10,910.7   11,638.3    12,854.9    12,967.4    12,952.3
                     ---------  ---------   ---------   ---------   ---------
Income before income
 taxes ..............  1,572.8    2,101.0     1,648.2     1,848.4     1,551.5
United States, foreign
 and other income
 taxes...............    591.7      882.3       610.0       658.3       440.8
                     ---------  ---------   ---------   ---------   ---------
Income before cumul-
 ative effect of
 accounting changes .    981.1    1,218.7     1,038.2     1,190.1     1,110.7
Cumulative effect of
 accounting changes .    --        (282.6)      331.5      --          --
                     ---------  ---------   ---------   ---------   ---------
Net income ..........    981.1      936.1     1,369.7     1,190.1     1,110.7
Cash dividends ......  1,250.0    1,100.0       850.0     1,000.0       600.0
                     ---------  ---------   ---------   ---------   ---------
Net income retained
 in the year .......    (268.9)    (163.9)      519.7       190.1       510.7
                     =========  =========   =========   =========   =========
ASSETS
Cash and
 cash equivalents ..   4,028.1    3,871.1     2,412.5       205.1       258.6
Earning assets ...... 74,783.8   87,198.7    98,614.3   103,407.9   102,353.1
Other assets ........  1,938.9    1,738.4     1,607.7     1,477.9     1,125.7
                     ---------  ---------   ---------   ---------   ---------
Total ..............  80,750.8   92,808.2   102,634.5   105,090.9   103,737.4
                     =========  =========   =========   =========   =========
NOTES, LOANS AND
DEBENTURES
Payable within
 one year...........  35,084.4   41,364.4    51,018.6    53,715.8    54,415.4
Payable after one yr  27,688.8   33,174.2    34,480.9    34,185.4    32,453.0
                     ---------  ---------   ---------   ---------   ---------
Total ..............  62,773.2   74,538.6    85,499.5    87,901.2    86,868.4
                     =========  =========   =========   =========   ========

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

    The following table summarizes the earnings of GMAC's financing and insurance businesses on a reported and comparable year-to-year basis:
- -------------------------------------------------------------------
                                Income     Cumulative
                                Before     Effect of
(in millions of dollars         Accounting Accounting      Net
    after tax)                  Changes    Changes       Income
- -------------------------------------------------------------------
        1993
        ----
Financing Operations                790.6       --          790.6
Insurance Operations*               190.5       --          190.5
                                ---------- ----------- -----------
       Total                        981.1       --          981.1


        1992
        ----
Financing Operations              1,011.6      (232.8)      778.8
Insurance Operations*               207.1       (49.8)      157.3
                                ---------- ----------- -----------
       Total                      1,218.7      (282.6)      936.1


        1991
        ----
Financing Operations                865.9       299.1     1,165.0
Insurance Operations*               172.3        32.4       204.7
                                ---------- ----------- -----------
       Total                      1,038.2       331.5     1,369.7

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

    Pre-tax gains on sold receivables, excluding the related limited recourse loss provision, which are recorded in other income, totaled $436.4 million during 1993 compared with $588.8 million for the previous year and $140.3 million in 1991. Receivables sales generally accelerate the recognition of income on retail contracts, net of servicing fees and other related deferrals, into the period the receivables are sold. The amount of such gains is affected by a number of factors and may create variability in quarterly earnings depending on the type and amount of receivables sold, the structure used to effect the sale, as well as the prevailing financial market conditions. This acceleration results in the pre-tax gains reflected above, and can create variability in annual earnings depending on the amount, timing and the net margin between the average yield on and all-in-cost of the sold receivables. The acceleration also reduces profit potential in future periods. Although this acceleration can significantly impact quarterly or year-to-year comparisons, it should be noted that the Company historically

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS(concluded)

recognizes approximately 70% of interest and discount revenue in the first two years of a retail contract (reflecting the term of the underlying contracts, revenue recognition methods and historical prepayment experience). As such, depending on the timing of receivables sales in a given year, the net impact on annual earnings may be substantially less than the gains indicated.

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

600 Renaissance Center
Detroit, Michigan 48243-1704

February 9, 1994

CONSOLIDATED BALANCE SHEET

ASSETS
- -----------------------------------------------------------------------------
(in millions of dollars)                 December 31      1993        1992
- ----------------------------------------------------  ----------- -----------

Cash and Cash Equivalents (Note 1) .................  $   4,028.1 $   3,871.1
                                                      ----------- -----------

EARNING ASSETS

INVESTMENTS IN SECURITIES (Note 3)
Bonds, notes and other securities, at amortized
  cost (market value, 1993--$3,124.9;
  1992--$2,749.7) ..................................      2,928.7     2,618.7
Equity securities, at market value
  (cost, 1993--$266.2; 1992--$291.1) ...............        521.0       657.2
                                                      ----------- -----------
Total investments in securities ....................      3,449.7     3,275.9
                                                      ----------- -----------

FINANCE RECEIVABLES (Notes 4 and 5)
Finance receivables ................................     54,882.8    58,244.3
Allowance for financing losses .....................       (748.0)     (817.0)
                                                      ----------- -----------
Finance receivables (net)...........................     54,134.8    57,427.3
                                                      ----------- -----------

OTHER EARNING ASSETS
Receivables General Motors Corporation (Note 15) ...      1,355.5    11,563.2
Net equipment on operating leases (Note 6) .........     11,363.5     9,852.6
Real estate mortgages held for sale, at lower
  of cost or market ................................      1,827.5     2,538.6
Due and deferred from receivable sales (net) (Note 4)     1,857.6     1,317.9
Other (Note 15) ....................................        795.2     1,223.2
                                                      ----------- -----------
Total earning assets ...............................     74,783.8    87,198.7
                                                      ----------- -----------

OTHER ASSETS
Intangible assets, at cost less amortization (Note 1)       360.9       514.9
Other nonearning assets (Note 7) ...................      1,578.0     1,223.5
                                                      ----------- -----------
Total other assets .................................      1,938.9     1,738.4
                                                      ----------- -----------
TOTAL ASSETS .......................................  $  80,750.8 $  92,808.2
                                                      =========== ===========

CONSOLIDATED BALANCE SHEET (concluded)

LIABILITIES AND STOCKHOLDER'S EQUITY
- -----------------------------------------------------------------------------
(in millions of dollars)                 December 31      1993        1992
- ----------------------------------------------------  ----------- -----------

NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE
  YEAR (Notes 2 and 8) .............................  $  35,084.4 $  41,364.4
                                                      ----------- -----------


ACCOUNTS PAYABLE AND OTHER LIABILITIES

General Motors Corporation and affiliated
  companies (Note 15) ..............................      2,487.5     2,827.1
Interest ...........................................      1,006.6     1,194.8
Unpaid insurance losses and loss adjustment
  expenses .........................................      1,569.4     1,265.8
Unearned insurance premiums ........................      1,337.4     1,174.9
Deferred income taxes (Note 11) ....................      1,193.2       914.7
United States and foreign income and
  other taxes payable ..............................         35.5       239.2
Other postretirement benefits ......................        524.9       486.2
Other ..............................................      1,970.8     1,916.9
                                                      ----------- -----------
Total accounts payable and other liabilities .......     10,125.3    10,019.6
                                                      ----------- -----------


NOTES, LOANS AND DEBENTURES PAYABLE
  AFTER ONE YEAR (Note 9) ..........................     27,688.8    33,174.2
                                                      ----------- -----------


STOCKHOLDER'S EQUITY

Common stock, $100 par value (authorized and
  outstanding, 21,650,000 shares) ..................      2,165.0     2,165.0
Net income retained for use in the business ........      5,609.0     5,877.9
Net unrealized gains on equity securities ..........        164.3       241.6
Unrealized accumulated foreign currency
  translation adjustments ..........................        (86.0)      (34.5)
                                                      ----------- -----------
Total stockholder's equity .........................      7,852.3     8,250.0
                                                      ----------- -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY .........  $  80,750.8 $  92,808.2
                                                      =========== ===========

Reference should be made to the Notes to Financial Statements.

CONSOLIDATED STATEMENT OF INCOME AND
NET INCOME RETAINED FOR USE IN THE BUSINESS
- -----------------------------------------------------------------------------
(in millions of dollars)    For the Years     1993        1992        1991
- ----------------------------------------- ----------- ----------- -----------

FINANCING REVENUE (Note 1)
  Retail and lease financing ............ $   3,673.4 $   5,507.0 $   6,924.8
  Leasing ...............................     3,870.9     3,527.9     2,730.6
  Wholesale and term loans ..............     1,207.7     1,367.2     1,498.1
                                          ----------- ----------- -----------
Total financing revenue .................     8,752.0    10,402.1    11,153.5
  Interest and discount .................    (4,721.2)   (5,828.6)   (6,844.7)
  Depreciation on operating leases ......    (2,702.0)   (2,429.6)   (1,902.4)
                                          ----------- ----------- -----------
Net financing revenue ...................     1,328.8     2,143.9     2,406.4
Insurance premiums earned ...............     1,107.2     1,159.7     1,187.7
Other income (Notes 4 and 15) ...........     2,624.3     2,177.5     2,161.9
                                          ----------- ----------- -----------
NET FINANCING REVENUE AND OTHER .........     5,060.3     5,481.1     5,756.0
                                          ----------- ----------- -----------
EXPENSES
  Salaries and benefits .................       825.8       854.4       772.9
  Other operating expenses ..............     1,123.2     1,045.7     1,134.2
  Insurance losses and loss adjustment
    expenses ............................     1,096.6       987.9     1,061.6
  Provision for financing losses (Note 5)       300.8       371.0     1,047.9
  Amortization of intangible assets
    (Note 1) ............................       141.1       121.1        91.2
                                          ----------- ----------- -----------
Total expenses ..........................     3,487.5     3,380.1     4,107.8
                                          ----------- ----------- -----------
Income before income taxes ..............     1,572.8     2,101.0     1,648.2

United States, foreign and other
  income taxes (Note 11) ................       591.7       882.3       610.0
                                          ----------- ----------- -----------
Income before cumulative effect of
  accounting changes ....................       981.1     1,218.7     1,038.2

Cumulative effect of accounting
  changes ...............................         --       (282.6)      331.5
                                          ----------- ----------- -----------

NET INCOME ..............................       981.1       936.1     1,369.7

Net income retained for use in the
  business at beginning of the year .....     5,877.9     6,041.8     5,522.1
                                          ----------- ----------- -----------
Total ...................................     6,859.0     6,977.9     6,891.8

Cash dividends ..........................     1,250.0     1,100.0       850.0
                                          ----------- ----------- -----------
NET INCOME RETAINED FOR USE IN THE
  BUSINESS AT END OF THE YEAR ........... $   5,609.0 $   5,877.9 $   6,041.8
                                          =========== =========== ===========

Reference should be made to the Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
- -----------------------------------------------------------------------------
(in millions of dollars)    For the Years     1993        1992        1991
- ----------------------------------------- ----------- ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before cumulative effect of
  accounting changes .................... $     981.1 $   1,218.7 $   1,038.2
Depreciation ............................     2,751.5     2,474.4     1,944.9
Taxes payable and deferred ..............       123.4       337.1       166.5
Provision for financing losses ..........       300.8       371.0     1,047.9
General Motors Corporation and
  affiliated companies ..................      (333.9)      812.6      (810.5)
Origination/purchase of mortgage loans ..   (21,583.7)  (17,232.9)  (10,311.9)
Proceeds on sale of mortgage loans ......    22,309.5    16,859.0    10,486.9
Interest payable ........................      (180.7)     (106.4)      (15.5)
Other assets ............................       (97.0)      100.4      (487.8)
Other liabilities .......................       222.0       187.3       480.9
Other ...................................       408.8       145.6        57.5
                                          ----------- ----------- -----------
Net cash provided by operating activities     4,901.8     5,166.8     3,597.1
                                          ----------- ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Finance receivables-acquisitions ........  (103,396.3) (120,829.8) (108,268.4)
                   -liquidations ........    92,808.6   119,453.1   112,682.4
Notes receivable General Motors
  Corporation ...........................    10,207.7     2,303.0       660.0
Operating leases-acquisitions ...........    (6,971.3)   (6,182.8)   (5,562.3)
                -liquidations ...........     2,572.7     1,912.7     1,406.9
Investments in securities-acquisitions ..   (10,976.1)   (9,714.8)  (10,287.5)
                         -liquidations ..    10,676.7     9,717.7    10,095.8
Proceeds from sales of receivables ......    13,072.2    11,201.8     2,926.9
Due and deferred from receivable sales ..      (618.4)     (854.3)     (372.8)
Other ...................................       449.1       224.7    (1,281.6)
                                          ----------- ----------- -----------
Net cash provided by
  investing activities ..................     7,824.9     7,231.3     1,999.4
                                          ----------- ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Debt with original maturities 90 days
  and over-proceeds .....................    38,577.4    50,507.6    56,293.8
          -liquidations .................   (45,148.0)  (54,475.9)  (50,442.8)
Debt with original maturities less than
  90 days-net change ....................    (4,744.0)   (5,866.1)   (8,391.4)
Dividends paid ..........................    (1,250.0)   (1,100.0)     (850.0)
                                          ----------- ----------- -----------
Net cash used in financing activities....   (12,564.6)  (10,934.4)   (3,390.4)
                                          ----------- ----------- -----------
Effect of exchange rate changes
  on cash and cash equivalents ..........        (5.1)       (5.1)        1.3
                                          ----------- ----------- -----------
Net increase in cash
  and cash equivalents ..................       157.0     1,458.6     2,207.4
Cash and cash equivalents at the
  beginning of the year .................     3,871.1     2,412.5       205.1
                                          ----------- ----------- -----------
Cash and cash equivalents at the
  end of the year ....................... $   4,028.1 $   3,871.1 $   2,412.5
                                          =========== =========== ===========
SUPPLEMENTARY CASH FLOWS INFORMATION
  Interest paid ......................... $   4,819.1 $   5,824.0 $   6,659.6
  Income taxes paid ..................... $     430.5 $     541.8 $     426.9

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

- -----------------------------------------------------------------------------
(in millions of dollars)                        December 31, 1993
                                              Fair     Unrealized  Unrealized
Type of Security                  Cost       Value       Gains      Losses
- ------------------------------ ---------- ----------- ----------- -----------
Bonds, notes and other securities
  United States government and
    governmental agencies and
    authorities .............. $    195.1 $     206.3 $      11.4 $      (0.2)
  States, municipalities and
    political subdivisions ...    1,997.7     2,137.6       146.2        (6.3)
  Other ......................      731.1       776.2        48.3        (3.2)
Preferred stocks with
  mandatory redemption terms .        4.8         4.8         --          --
                               ---------- ----------- ----------- -----------
Total bonds, notes and other
  securities ................. $  2,928.7 $   3,124.9 $     205.9 $      (9.7)
                               ========== =========== =========== ===========

- -----------------------------------------------------------------------------
(in millions of dollars)                        December 31, 1992
                                             Fair     Unrealized  Unrealized
Type of Security                  Cost       Value       Gains      Losses
- ------------------------------ ---------- ----------- ----------- -----------
Bonds, notes and other securities
  United States government and
    governmental agencies and
    authorities .............. $    360.9 $     368.2 $       7.5 $      (0.2)
  States, municipalities and
    political subdivisions ...    1,231.1     1,310.3        85.6        (6.4)
  Other ......................    1,021.5     1,066.0        47.3        (2.8)
Preferred stocks with
  mandatory redemption terms .        5.2         5.2         --          --
                               ---------- ----------- ----------- -----------
Total bonds, notes and other
  securities ................. $  2,618.7 $   2,749.7 $     140.4 $      (9.4)
                               ========== =========== =========== ===========

NOTE 3.  INVESTMENTS IN SECURITIES (concluded)

    The distribution of maturities of debt securities outstanding at December 31, 1993 and 1992 is summarized as follows:

- -----------------------------------------------------------------------------
(in millions of dollars)         December 31, 1993      December 31, 1992
                                             Fair                    Fair
Maturity                          Cost       Value       Cost        Value
- ------------------------------ ---------- ----------- ----------- -----------
Due in one year or less ...... $    168.0 $     173.5 $     179.8 $     181.4
Due after one year through
  five years .................      621.6       663.7       760.4       792.9
Due after five years through
  ten years ..................      876.6       931.8       649.6       682.2
Due after ten years ..........    1,080.0     1,162.2       638.8       686.7
Mortgage-backed securities ...      182.5       193.7       390.1       406.5
                               ---------- ----------- ----------  -----------
Total debt securities ........ $  2,928.7 $   3,124.9 $   2,618.7 $   2,749.7
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

- -----------------------------------------------------------------------------
(in millions of dollars)         December 31, 1993      December 31, 1992
                                             Fair                    Fair
Type of Security                  Cost       Value       Cost        Value
- ------------------------------ ---------- ----------- ----------- -----------
Equity securities-common stocks
  Public utilities ........... $     19.8 $      46.1 $      22.7 $      46.7
  Banks, trust and insurance
    companies ................       10.4        22.1         6.6        25.8
  Industrial and miscellaneous      236.0       452.8       261.8       584.7
                               ---------- ----------- ----------  -----------
Total equity securities ...... $    266.2 $     521.0 $     291.1 $     657.2
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

- -----------------------------------------------------------------------------
(in millions of dollars)      December 31                  1993        1992
- ----------------------------------------------------  ----------- -----------
Excess servicing ...................................  $     319.9 $     395.6
Other restricted amounts:
  Subordinated interests in trusts .................        726.8       773.2
  Cash deposits held by trusts .....................        557.5       167.5
  Other ............................................        360.7       178.4
Allowance for estimated credit losses
  on sold receivables ..............................       (107.3)     (196.8)
                                                      ----------- -----------
Total ..............................................      1,857.6     1,317.9
                                                      =========== ===========

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

    The following table presents an analysis of the allowance for estimated credit losses on sold receivables for 1993 and 1992:

- -----------------------------------------------------------------------------
(in millions of dollars)      December 31                  1993        1992
- ----------------------------------------------------  ----------- -----------
Allowance for estimated credit losses at
  beginning of the year ............................  $     196.8 $     100.9
Transfers (to) from finance receivables loss reserve        (33.8)      124.0
Losses charged to reserve ..........................        (55.7)      (28.1)
                                                      ----------- -----------
Allowance for estimated credit losses at
  end of the year ..................................  $     107.3 $     196.8
                                                      =========== ===========

NOTE 5.  FINANCE RECEIVABLES

    The composition of finance receivables outstanding at December 31, 1993 and 1992 is summarized as follows:

- -----------------------------------------------------------------------------
(in millions of dollars)                 December 31      1993        1992
- ----------------------------------------------------  ----------- -----------
United States
  Retail ...........................................  $  22,322.2 $  30,060.4
  Wholesale ........................................     16,290.3     8,617.9
  Leasing and lease financing ......................      2,372.1     3,816.9
  Term loans to dealers and others .................      3,984.4     4,229.1
                                                      ----------- -----------
Total United States ................................     44,969.0    46,724.3

Canada and International
  Retail ...........................................      6,846.4     8,066.6
  Wholesale ........................................      4,383.3     5,520.6
  Leasing and lease financing ......................      1,491.3     1,831.9
  Term loans to dealers and others .................        387.9       316.4
                                                      ----------- -----------
Total Canada and International .....................     13,108.9    15,735.5
                                                      ----------- -----------
Total finance receivables ..........................     58,077.9    62,459.8
                                                      ----------- -----------
Deductions
  Unearned income ..................................      3,195.1     4,215.5
  Allowance for financing losses ...................        748.0       817.0
                                                      ----------- -----------
Total deductions ...................................      3,943.1     5,032.5
                                                      ----------- -----------
Finance receivables (net) ..........................  $  54,134.8 $  57,427.3
                                                      =========== ===========

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





                                                           (continued)

NOTE 5.  FINANCE RECEIVABLES (concluded)

    The following table presents an analysis of the allowance for financing losses for 1993 and 1992:
- -----------------------------------------------------------------------------
(in millions of dollars)                 December 31      1993        1992
- ----------------------------------------------------  ----------- -----------
Allowance for financing losses
  at beginning of the year .........................  $     817.0 $   1,261.0
                                                      ----------- -----------
Charge-offs
  United States:
    Retail .........................................       (319.1)     (498.6)
    Wholesale and term loans .......................        (39.3)      (72.3)
    Leasing and lease financing ....................         (6.9)       (2.7)
                                                      ----------- -----------
    Total United States ............................       (365.3)     (573.6)

  Canada and International
    Retail .........................................        (49.5)      (83.5)
    Wholesale and term loans .......................        (18.9)      (28.2)
    Leasing and lease financing ....................         (4.2)      (10.3)
                                                      ----------- -----------
    Total Canada and International .................        (72.6)     (122.0)
                                                      ----------- -----------
Total charge-offs ..................................       (437.9)     (695.6)
Recoveries and other ...............................         74.5       139.6
Transfers to other nonearning assets ...............        (40.2)     (135.0)
Transfers from (to) sold receivables allowance .....         33.8      (124.0)
Provisions charged to income .......................        300.8       371.0
                                                      ----------- -----------
Allowance for financing losses
  at end of the year ...............................  $     748.0 $     817.0
                                                      =========== ===========

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
1997 - $167.6 million and 1998 - $1.3 million.

NOTE 7.  OTHER NONEARNING ASSETS
- -----------------------------------------------------------------------------
(in millions of dollars)                 December 31      1993        1992
- ----------------------------------------------------- ----------- -----------
Property and equipment at cost
  Automobiles ....................................... $     107.6 $      98.5
  Other .............................................       141.9       141.1
                                                      ----------- -----------
Total property - at cost ............................ $     249.5 $     239.6
                                                      =========== ===========
Accumulated depreciation
  Automobiles ....................................... $      25.0 $      16.3
  Other .............................................        95.2        89.5
                                                      ----------- -----------
Total accumulated depreciation ...................... $     120.2 $     105.8
                                                      =========== ===========
Net property ........................................ $     129.3 $     133.8
Nonperforming assets (net of valuation reserves) ....       319.5       372.3
Insurance premiums receivable .......................       224.3       242.1
Deferred charges and other assets ...................       904.9       475.3
                                                      ----------- -----------
Total ............................................... $   1,578.0 $   1,223.5
                                                      =========== ===========

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

NOTE 8.  NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE YEAR
- -----------------------------------------------------------------------------
(in millions of dollars)                  December 31      1993        1992
- ----------------------------------------------------- ----------- -----------
Short-term notes
  Commercial paper .................................. $  14,521.1 $  16,871.9
  Master notes ......................................       467.8       873.1
  Demand notes ......................................     2,161.0     2,608.2
  Other .............................................       645.5       695.0
                                                      ----------- -----------
Total principal amount ..............................    17,795.4    21,048.2
Unamortized discount ................................       (61.6)      (75.1)
                                                      ----------- -----------
Total ...............................................    17,733.8    20,973.1
                                                      ----------- -----------
Bank loans and overdrafts ...........................     5,716.6     6,642.3
                                                      ----------- -----------
Other notes, loans and debentures
  payable within one year
     Medium-term notes ..............................     8,569.0     8,102.4
     Other ..........................................     3,065.0     5,646.6
                                                      ----------- -----------
Total ...............................................    11,634.0    13,749.0
                                                      ----------- -----------
Total payable within one year ....................... $  35,084.4 $  41,364.4
                                                      =========== ===========


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

- -----------------------------------------------------------------------------
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

NOTE 9.  NOTES, LOANS AND DEBENTURES PAYABLE AFTER ONE YEAR

- -----------------------------------------------------------------------------
(in millions of dollars)           Weighted average
                                   interest rates at         December 31
Maturity                           December 31, 1993      1993        1992
- ---------------------------------- -----------------  ----------- -----------
NOTES, LOANS AND DEBENTURES
United States currency
  1994 ...........................         --         $     --    $   9,914.7
  1995 ...........................        7.1%            6,040.1     4,178.0
  1996 ...........................        7.1%            5,173.1     3,972.3
  1997 ...........................        7.5%            4,391.6     4,123.7
  1998 ...........................        6.5%            1,455.7       200.0
  1999 ...........................        7.5%            1,600.0     1,600.0
  2000 - 2004 ....................        8.6%            3,249.1     2,400.0
  2005 - 2009 ....................        8.8%              200.0       800.0
  2010 - 2014 ....................       10.2%            1,203.5     1,203.5
  2015 - 2049 ....................        8.7%              748.7       748.7
                                                      ----------- -----------
Total United States currency .....                       24,061.8    29,140.9
Other currencies
  1994 - 1998 ....... ............        8.0%            4,442.4     4,871.5
                                                      ----------- -----------
Total notes, loans and debentures.                       28,504.2    34,012.4
Unamortized discount .............                         (815.4)     (838.2)
                                                      ----------- -----------
Total notes, loans and debentures.
  payable after one year .........                    $  27,688.8 $  33,174.2
                                                      =========== ===========

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

NOTE 10.  SEGMENT INFORMATION

INDUSTRY SEGMENTS: The business of the Company and its subsidiaries is comprised primarily of financing and insurance operations.

    Gross revenue, income before income taxes and assets applicable to financing and insurance operations are as follows:

- -----------------------------------------------------------------------------
(in millions of dollars)                      1993        1992        1991
- ----------------------------------------- ----------- ----------- -----------
Gross revenue
  Financing operations .................. $  10,871.2 $  12,248.0 $  13,028.8
  Insurance operations ..................     1,651.2     1,540.2     1,518.3
  Eliminations (a) ......................       (38.9)      (48.9)      (44.0)
                                          ----------- ----------- -----------
Total ................................... $  12,483.5 $  13,739.3 $  14,503.1
                                          =========== =========== ===========

Income before income taxes and cumulative
effect of accounting changes
  Financing operations .................. $   1,324.1 $   1,798.2 $   1,411.1
  Insurance operations ..................       248.7       302.8       237.1
                                          ----------- ----------- -----------
Total ................................... $   1,572.8 $   2,101.0 $   1,648.2
                                          =========== =========== ===========

Assets at end of the year
  Financing operations .................. $  76,394.6 $  88,959.9 $  98,824.0
  Insurance operations ..................     4,415.0     3,898.9     3,859.8
  Eliminations (b) ......................       (58.8)      (50.6)      (49.3)
                                          ----------- ----------- -----------
Total ................................... $  80,750.8 $  92,808.2 $ 102,634.5
                                          =========== =========== ===========

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

    Gross revenue, income before income taxes and assets applicable to the United States and other countries are as follows:

- -----------------------------------------------------------------------------
(in millions of dollars)                      1993        1992        1991
- ----------------------------------------- ----------- ----------- -----------
Gross revenue
  United States ......................... $   9,472.1 $  10,516.7 $  11,388.8
  Other countries .......................     3,015.7     3,223.6     3,191.2
  Eliminations (a) ......................        (4.3)       (1.0)      (76.9)
                                          ----------- ----------- -----------
Total ................................... $  12,483.5 $  13,739.3 $  14,503.1
                                          =========== =========== ===========

Income before income taxes and cumulative
effect of accounting changes
  United States ......................... $   1,229.8 $   1,709.2 $   1,271.8
  Other countries .......................       343.0       391.8       376.4
                                          ----------- ----------- -----------
Total ................................... $   1,572.8 $   2,101.0 $   1,648.2
                                          =========== =========== ===========

Assets at end of the year
  United States ......................... $  64,755.2 $  74,620.6 $  83,800.2
  Other countries .......................    16,156.5    18,388.2    19,672.1
  Eliminations (b) ......................      (160.9)     (200.6)     (837.8)
                                          ----------- ----------- -----------
Total ................................... $  80,750.8 $  92,808.2 $ 102,634.5
                                          =========== =========== ===========

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

    The tax effects of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities for 1993 and 1992 are as follows:

- -----------------------------------------------------------------------------
(in millions of dollars)                                  December 31, 1993
Deferred Income Taxes                                    Asset     Liability
- ----------------------------------------------------  ----------- -----------
Lease transactions .................................  $      --   $   1,100.5
Provision for financing losses .....................        330.6        --
Debt transactions ..................................         --         332.2
Recognition of income on non-recourse
  receivables ......................................         --         179.5
Unrealized gain on securities ......................         --          88.5
Sales of finance receivables .......................         29.1        --
State and local taxes ..............................         --         126.5
Insurance loss reserve discount ....................         85.6        --
Unearned insurance premiums ........................         82.1        --
Other postretirement benefits ......................        182.4        --
Other ..............................................        150.1       225.9
                                                      ----------- -----------
Total deferred income taxes ........................  $     859.9 $   2,053.1
                                                      =========== ===========


















                                                           (continued)

- -----------------------------------------------------------------------------
(in millions of dollars)                                  December 31, 1992
Deferred Income Taxes                                    Asset     Liability
- ----------------------------------------------------  ----------- -----------
Lease transactions .................................  $      --   $     887.1
Provision for financing losses .....................        328.8        --
Debt transactions ..................................         --         309.4
Recognition of income on non-recourse
  receivables ......................................         --         218.2
Unrealized gain on securities ......................         --         126.3
Sales of finance receivables .......................        105.6        --
State and local taxes ..............................         --         108.3
Insurance loss reserve discount ....................         82.0        --
Unearned insurance premiums ........................         75.8        --
Other postretirement benefits ......................        176.7        --
Other ..............................................         76.3       110.6
                                                      ----------- -----------
Total deferred income taxes ........................  $     845.2 $   1,759.9
                                                      =========== ===========

    The significant components of income tax expense are as follows:

- -----------------------------------------------------------------------------
(in millions of dollars)    For the Years      1993        1992        1991
- ----------------------------------------- ----------- ----------- -----------
Income taxes estimated to be payable
    currently:
  United States Federal ................. $      32.9 $     535.9 $     194.0
  Foreign ...............................       162.8       125.8       128.0
  United States state and local .........        28.9        63.8        12.2
                                          ----------- ----------- -----------
Total income taxes payable currently ....       224.6       725.5       334.2
                                          ----------- ----------- -----------

Deferred income taxes:
  United States Federal ................. $     343.7 $      10.7 $     219.0
  Foreign ...............................        (3.0)       55.1        39.2
  United States state and local .........        26.4        91.0        17.6
                                          ----------- ----------- -----------
Total deferred income taxes (credits) ...       367.1       156.8       275.8
                                          ----------- ----------- -----------
Income tax expense ...................... $     591.7 $     882.3 $     610.0
                                          =========== =========== ===========














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

    Income tax provisions recorded by the Company differ from the computed amounts developed by applying the statutory United States Federal income tax rate to income before income taxes. The following schedule reconciles income tax expense at the statutory rate and actual income tax expense:

- -----------------------------------------------------------------------------
(in millions of dollars)    For the Years      1993        1992        1991
- ----------------------------------------- ----------- ----------- -----------
Computed income tax expense at statutory
  United States Federal income tax rate
  on income ............................. $     550.5 $     714.3 $     560.4
State and local income taxes (net of
  Federal income tax effect) ............        43.3       133.6        18.4
Effect of tax-exempt interest and
  dividends received which are not
  fully taxable .........................       (29.7)      (25.9)      (28.3)
Adjustment to taxes on foreign income ...        53.4         7.8        15.1
Foreign rates other than 35%
  (34% prior to 1993) ...................        (6.5)       40.3        22.3
Effect of increase in U.S. Federal income
  tax rate ..............................        16.4        --          --
Other ...................................       (35.7)       12.2        22.1
                                          ----------- ----------- -----------
Total income tax expense ................ $     591.7 $     882.3*$     610.0*
                                          =========== =========== ===========
- -----------
* Excluding taxes related to cumulative effect of accounting change.

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

    Following are selected financial and statistical information of GMACM as of December 31, 1993 and 1992:
- -----------------------------------------------------------------------------
(in millions of dollars)                For the Years      1993        1992
- ----------------------------------------------------- ----------- -----------
Servicing portfolio
  Residential ....................................... $  30,676.4 $  38,581.4
  Commercial ........................................     3,837.2     3,770.5
  Master Servicing* .................................    19,312.8    16,380.4
                                                      ----------- -----------
Total ............................................... $  53,826.4 $  58,732.3
                                                      ----------- -----------

* Represents loans for which GMACM performs solely a master servicing function.

Purchased mortgage servicing rights
  and excess servicing fees ......................... $     281.0 $     404.1
                                                      ----------- -----------
Loans sold with recourse ............................ $  10,405.7 $  16,637.1
                                                      ----------- -----------
Maximum exposure on loans sold
  Full recourse ..................................... $     324.8 $     537.8
  Limited recourse ..................................       882.2     1,003.6
                                                      ----------- -----------
Total ............................................... $   1,207.0 $   1,541.4
Allowance for losses on loans sold                    ----------- -----------
  with recourse ..................................... $      79.8 $      94.9
                                                      ----------- -----------

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

    The total non-pension postretirement benefits expense of the Company, other than the cumulative effect of adopting SFAS No. 106, on a pre-tax basis amounted to $65.8 million and $51.4 million in 1993 and 1992, respectively, and included the components set forth below:

- -----------------------------------------------------------------------------
(in millions of dollars)                 December 31      1993        1992
- ----------------------------------------------------  ----------- -----------
Benefits attributed to the current year ............. $      14.7 $      10.8
Interest accrued on benefits attributed to prior years       51.1        40.6
                                                      ----------- -----------
Total non-pension postretirement benefits expense ... $      65.8 $      51.4
                                                      =========== ===========

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

NOTES TO FINANCIAL STATEMENTS (concluded)

NOTE 16.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND
          CONCENTRATIONS OF CREDIT RISK (continued)

    The Company does not require nor place collateral for any off-balance sheet financial instruments, except to require collateral for interest rate futures and lines of credit. At December 31, 1993 and 1992, the total notional amount of off-balance-sheet instruments and the unrealized gains and losses associated with these instruments were as follows:

- -----------------------------------------------------------------------------
(in millions of dollars)         December 31, 1993      December 31, 1992
                                Notional   Unrealized  Notional    Unrealized
                                 Amount   Gain/(Loss)   Amount    Gain/(Loss)
- ------------------------------ ---------- ----------- ----------- -----------

Interest rate instruments .... $  7,059.0 $      26.4 $   3,585.6 $      (7.5)
Currency instruments .........    1,564.9        (3.3)      957.4        65.3
                               ---------- ----------- ----------  -----------
Total ........................ $  8,623.9 $      23.1 $   4,543.0 $      57.8
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

FIVE-YEAR SUMMARY OF FINANCING OPERATIONS*

- -----------------------------------------------------------------------------
(in millions of dollars)
      For the Years     1993       1992       1991        1990         1989
- ------------------- ---------- ---------- ----------  ----------- -----------
INCOME

Financing revenue . $  8,754.6 $ 10,404.2 $  11,155.9 $  11,787.8 $  11,217.8
 Interest and
   discount .......   (4,721.2)  (5,828.6)   (6,844.7)   (7,965.8)   (7,908.3)
 Depreciation on
   operating leases   (2,702.0)  (2,429.6)   (1,902.4)   (1,387.9)   (1,477.5)
                    ---------- ---------- ----------- ----------- -----------
Net financing
   revenue ........    1,331.4    2,146.0     2,408.8     2,434.1     1,832.0
Other income ......    2,116.6    1,843.8     1,872.9     1,715.6     1,870.3
                    ---------- ---------- ----------- ----------- -----------
Net financing
   revenue and other   3,448.0    3,989.8     4,281.7     4,149.7     3,702.3
                    ---------- ---------- ----------- ----------- -----------
Expenses
 Salaries and
  benefits ........      697.2      749.0       674.6       632.7       587.8
 Other operating
  expenses ........      994.9      960.4     1,066.6       907.0       910.5
 Provision for
  financing losses.      300.8      371.0     1,047.9       843.2       841.9
 Amortization of
  intangible assets      131.0      111.2        81.5        78.4        63.1
                    ---------- ---------- ----------- ----------- -----------
Total expenses ....    2,123.9    2,191.6     2,870.6     2,461.3     2,403.3
                    ---------- ---------- ----------- ----------- -----------
Income before
 income taxes .....    1,324.1    1,798.2     1,411.1     1,688.4     1,299.0
United States,
 foreign and other
 income taxes .....      533.5      786.6       545.2       643.7       391.0
                    ---------- ---------- ----------- ----------- -----------
Income before
 cumulative effect
 of accounting
 changes ..........      790.6    1,011.6       865.9     1,044.7       908.0

Cumulative effect
 of accounting
 changes ..........       --       (232.8)      299.1       --          --
                    ---------- ---------- ----------- ----------- -----------

Income from financing
 operations ....... $    790.6 $    778.8 $   1,165.0 $   1,044.7 $     908.0
                    ========== ========== =========== =========== ===========







                                                           (continued)

FIVE-YEAR SUMMARY OF FINANCING OPERATIONS* (concluded)
- -----------------------------------------------------------------------------
(in millions of dollars)
        December 31     1993       1992       1991         1990        1989
- ------------------- ---------- ---------- ----------  ----------- -----------
ASSETS
Cash and cash
 equivalents ...... $  3,980.6 $  3,834.8 $   2,396.4 $     193.5 $     247.2
                    ---------- ---------- ----------- ----------- -----------
Earning Assets
Investments in
 securities .......       18.4       48.2        71.6       112.9        58.3
                    ---------- ---------- ----------- ----------- -----------
Finance receivables   54,882.8   58,244.3    71,596.6    80,365.8    80,410.9
Less-Allowance for
     financing losses   (748.0)    (817.0)   (1,261.0)   (1,292.5)   (1,290.8)
                    ---------- ---------- ----------- ----------- -----------
Finance
 receivables (net)    54,134.8   57,427.3    70,335.6    79,073.3    79,120.1
Receivable
 General Motors
 Corporation ......    1,355.5   11,563.2    12,358.0    13,018.0    14,635.5
Other earning assets  15,843.8   14,933.7    12,599.5     8,308.5     5,713.5
                    ---------- ---------- ----------- ----------- -----------
Total earning assets  71,352.5   83,972.4    95,364.7   100,512.7    99,527.4

Other assets ......    1,061.5    1,152.7     1,062.9       928.6       793.0
                    ---------- ---------- ----------- ----------- -----------
Total assets ...... $ 76,394.6 $ 88,959.9 $  98,824.0 $ 101,634.8 $ 100,567.6
                    ---------- ---------- ----------- ----------- -----------
LIABILITIES
Notes, loans and
 debentures payable
 within one year .. $ 35,084.4 $ 41,364.4 $  51,018.6 $  53,715.8 $  54,415.4
                    ---------- ---------- ----------- ----------- -----------
Accounts payable and
other liabilities
 General Motors
 Corporation and
 affiliated companies  2,514.0    2,860.1     2,032.4     2,870.1     3,090.5
 Other post
 employment benefits     436.9      405.8       --          --          --
 Other ............    3,991.9    3,993.0     3,873.6     3,780.6     3,632.8
                    ---------- ---------- ----------- ----------- -----------
Total accounts payable
and other liabilities  6,942.8    7,258.9     5,906.0     6,650.7     6,723.3
                    ---------- ---------- ----------- ----------- -----------
Notes, loans and
 debentures payable
 after one year ...   27,688.8   33,174.2    34,480.9    34,185.4    32,453.0
                    ---------- ---------- ----------- ----------- -----------
Total liabilities . $ 69,716.0 $ 81,797.5 $  91,405.5 $  94,551.9 $  93,591.7
                    ---------- ---------- ----------- ----------- -----------
Net assets of financing
 operations ....... $  6,678.6 $  7,162.4 $   7,418.5 $   7,082.9 $   6,975.9
                    ========== ========== =========== =========== ===========
* Before elimination of intercompany amounts.

FIVE-YEAR SUMMARY OF INSURANCE OPERATIONS*
- -----------------------------------------------------------------------------
(in millions of dollars)
      For the Years     1993       1992       1991         1990        1989
- ------------------- ---------- ---------- ----------  ----------- -----------
INCOME

Net premiums written
 Commercial lines,
  reinsurance and
  miscellaneous ... $    337.2 $    436.0 $     577.2 $     501.0 $     528.9
 Personal lines....      458.7      405.4       364.0       177.8       216.1
 Mechanical .......      323.2      342.0       308.2       342.1       294.0
 Life and disability      85.7       66.0        50.1        49.2        42.6
                    ---------- ---------- ----------- ----------- -----------
Net premiums written   1,204.8    1,249.4     1,299.5     1,070.1     1,081.6
Changes in unearned
 premiums .........      (61.3)     (43.6)      (72.4)       (5.1)       91.7
                    ---------- ---------- ----------- ----------- -----------
Premiums earned ...    1,143.5    1,205.8     1,227.1     1,065.0     1,173.3
Investment and
 other income .....      507.7      334.4       291.2       272.4       261.6
                    ---------- ---------- ----------- ----------- -----------
Total .............    1,651.2    1,540.2     1,518.3     1,337.4     1,434.9
                    ---------- ---------- ----------- ----------- -----------
Expenses
 Salaries and
  benefits ........      128.6      105.4        98.3        84.6        83.0
 Other operating
  expenses ........      203.8      134.2       111.6        78.6       108.1
 Losses and loss
  adjustment
  expenses ........    1,060.0      987.9     1,061.6     1,014.1       991.3
 Amortization of
  intangible assets       10.1        9.9         9.7         0.1          --
                    ---------- ---------- ----------- ----------- -----------
Total expenses ....    1,402.5    1,237.4     1,281.2     1,177.4     1,182.4
                    ---------- ---------- ----------- ----------- -----------
Income before
 income taxes .....      248.7      302.8       237.1       160.0       252.5
Income taxes ......       58.2       95.7        64.8        14.6        49.8
                    ---------- ---------- ----------- ----------- -----------
Income before
 cumulative effect
 of accounting change    190.5      207.1       172.3       145.4       202.7
Cumulative effect of
 accounting changes         --      (49.8)       32.4          --          --
                    ---------- ---------- ----------- ----------- -----------
Income from
 insurance
 operations ....... $    190.5 $    157.3 $     204.7 $     145.4 $     202.7
                    ========== ========== =========== =========== ===========







                                                           (continued)

SUPPLEMENTARY FINANCIAL DATA (concluded)

FIVE-YEAR SUMMARY OF INSURANCE OPERATIONS* (concluded)

- -----------------------------------------------------------------------------
(in millions of dollars)
        December 31     1993       1992       1991         1990        1989
- ------------------- ---------- ---------- ----------- ----------- -----------
NET ASSETS

ASSETS
Cash .............. $     47.5 $     36.3 $      16.1 $      11.6 $      11.4
Investments in
 securities .......    3,431.3    3,227.7     3,263.9     2,895.2     2,825.7
Premiums and other
 receivables ......      262.5      291.4       261.7       300.2       248.3
Deferred policy
 acquisition cost .       77.0       65.5        48.5        35.9        43.2
Prepaid reinsurance
 premiums .........      105.5       --         --          --          --
Reinsurance
 recoverable on
 unpaid insurance
 losses and loss
 adjustment expense      220.3       --         --          --          --
Other assets ......      270.9      278.0       269.6       271.2        76.9
                    ---------- ---------- ----------- ----------- -----------
Total assets ...... $  4,415.0 $  3,898.9 $   3,859.8 $   3,514.1 $   3,205.5
                    ---------- ---------- ----------- ----------- -----------


LIABILITIES
Unpaid insurance
 losses and loss
 adjustment expenses$  1,569.4 $  1,265.8 $   1,263.4 $   1,235.7 $   1,143.1
Unearned insurance
 premiums .........    1,337.4    1,174.9     1,130.5     1,054.7     1,001.4
Deferred federal
 income taxes .....      (11.3)      30.7        54.6        27.9        84.3
Other post
 employment benefits      88.0       80.4       --          --          --
Other .............      257.8      259.5       245.0       276.5       170.6
                    ---------- ---------- ----------- ----------- -----------
Total liabilities . $  3,241.3 $  2,811.3 $   2,693.5 $   2,594.8 $   2,399.4
                    ---------- ---------- ----------- ----------- -----------

Net assets of
insurance
operations .......  $  1,173.7 $  1,087.6 $   1,166.3 $     919.3 $     806.1
                    ========== ========== =========== =========== ===========


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

                               EXHIBIT INDEX


     Exhibit
     Number                         Exhibit Name
     -------             -----------------------------------

       12                Ratio of Earnings to Fixed Charges


       24.1              Consent of Independent Auditors,
                         Deloitte & Touche

                                                                 EXHIBIT 12

                    GENERAL MOTORS ACCEPTANCE CORPORATION

                      RATIO OF EARNINGS TO FIXED CHARGES

                           (in millions of dollars)


                                    Years Ended December 31
                    ---------------------------------------------------------
                        1993       1992       1991         1990        1989
                    ---------- ---------- ----------- ----------- -----------
Consolidated net
  income* ......... $    981.1 $  1,218.7 $   1,038.2 $   1,190.1 $   1,110.7
Provision for
  income taxes ....      591.7      882.3       610.0       658.3       440.8
                    ---------- ---------- ----------- ----------- -----------
Consolidated income
  before income
  taxes ...........    1,572.8    2,101.0     1,648.2     1,848.4     1,551.5
                    ---------- ---------- ----------- ----------- -----------
Fixed charges
  Interest, debt
    discount and
    expense .......    4,721.2    5,828.6     6,844.7     7,965.8     7,908.3
  Portion of rentals
    representative
    of the interest
    factor ........       43.6       31.7        30.3        29.5        27.1
                    ---------- ---------- ----------- ----------- -----------
Total fixed charges    4,764.8    5,860.3     6,875.0     7,995.3     7,935.4
                    ---------- ---------- ----------- ----------- -----------
Earnings available
  for fixed charges $  6,337.6    7,961.3 $   8,523.2 $   9,843.7 $   9,486.9
                    ========== ========== =========== =========== ===========

Ratio of earnings
  to fixed charges     1.33       1.35       1.23        1.23        1.19
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