Form 10-Q
period 1994-03-31
GENERAL MOTORS ACCEPTANCE CORP
filed 1994-05-13
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED MARCH 31, 1994, OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
      PERIOD FROM __________ TO __________



                                            Commission file number 1-3754
                                                                   ------

                  GENERAL MOTORS ACCEPTANCE CORPORATION
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)



          New York                            38-0572512
- -------------------------------         --------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)           Identification No.)


   767 Fifth Avenue, New York, New York             10153
3044 West Grand Boulevard, Detroit, Michigan        48202
- --------------------------------------------      ----------
  (Address of principal executive offices)        (Zip Code)


Registrant's telephone number,
including area code                               313-556-1508
                                                  ------------


     The registrant meets the conditions set forth in General
Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes X . No   .
                          ---    ---

     As of March 31, 1994, there were outstanding 21,650,000 shares of the issuer's common stock.

     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities
Exchange Act of 1934, consists of the following information as specified in Form 10-Q:



                     PART I.  FINANCIAL INFORMATION



     The required information is given as to the registrant, General Motors Acceptance Corporation and subsidiaries (the
"Company" or "GMAC").

ITEM 1.   FINANCIAL STATEMENTS.

          1.   Consolidated Balance Sheet, March 31, 1994,
               December 31, 1993 and March 31, 1993.

          2.   Consolidated Statement of Income and Net Income
               Retained for Use in the Business for the Three
               Months Ended March 31, 1994 and 1993.

          3.   Consolidated Statement of Cash Flows for the
               Three Months Ended March 31, 1994 and 1993.

          4.   Notes to Financial Statements.

          5.   Summary of Financing and Insurance Operations.


     The above described Financial Statements are submitted herein as Exhibit 20.


     In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items (with the exception of the accounting changes in 1994 to adopt Statement of Financial Accounting Standards
(SFAS) No. 112, Employers' Accounting for Postemployment Benefits, SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations), which are necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements, the significant accounting policies, and the other notes to the consolidated financial statements included in the Company's 1993 Annual Report to the SEC on Form 10-K.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     Consolidated net income from General Motors Acceptance Corporation (GMAC) financing and Motors Insurance Corporation
(MIC) insurance operations totaled $217.5 million for the first quarter of 1994, compared with $284.1 million earned in the first quarter of 1993. First quarter earnings in 1994 reflect an unfavorable charge of $7.4 million related to the cumulative effect on income resulting from the implementation of Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits.

     Net income from financing operations, including GMAC Mortgage Corporation (GMACM) results, totaled $192.8 million for the first quarter of 1994, $57.5 million below the same period last year, excluding the impact of SFAS No. 112. The decrease was due to a decline in asset levels and non-recurrence of gains on receivable sales. Net income from insurance operations, excluding the impact of SFAS No. 112, was $32.1 million for the first quarter of 1994, a $1.7 million decrease as compared to the first quarter of 1993. The decline in net income reflects lower capital gains which more than offset improved commercial lines underwriting results.

FINANCING VOLUME

     Deliveries of new General Motors cars and trucks in the United States were 1,231,000 for the first three months of 1994, an increase of 20% from the same period last year. During the first quarter of 1994, GMAC financed or leased worldwide 542,000 new passenger cars and trucks, an increase of 35% from the comparable 1993 period. In the United States, GMAC financed or leased 399,000 new vehicles during the first quarter of 1994, 122,000 more than during the first quarter of 1993. During the first quarter of 1994, GMAC financed 30% of new General Motors products delivered in the U.S., a 5 percentage point increase from the same period last year. The increase in retail and lease unit financing and penetration reflects curtailment of the Company's early 1993 program to reduce volume to address potential liquidity concerns. The Company's liquidity position has shown improvement due to a strong performance in General Motor's North American Operations which allows the Company to grow the business and support marketing efforts of GM dealers within a robust sales environment.

     Outside the United States, GMAC financed or leased 143,000 new vehicles in the first quarter of 1994, up 19,000 units from the first quarter of 1993. An increase in retail volume outside of North America accounted for the majority of the year-to-year increase.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).

     Leasing volume worldwide, primarily acquired under GMAC's SmartLease program, totaled 129,000 units leased in the first quarter of 1994, a 75% increase from a year ago. In the U.S., GMAC also financed 27,000 units during the first quarter of 1994 under its SmartBuy program. This product offers consumers many of the advantages of leasing, namely lower monthly payments, while providing them with ownership of the vehicles. GMAC financed 17,000 units under SmartBuy during the comparable 1993 period.

     GMAC also provides financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided on 969,000 and 911,000 new GM vehicles, representing 75.6% and 75.0% of all GM sales to dealers during the first quarter of 1994 and 1993, respectively.

     GMAC Mortgage Corporation loan origination, purchased mortgage servicing and correspondent loan volume totaled $5.1 billion for the first quarter of 1994, $800 million above a year ago. At quarter end, the combined mortgage servicing portfolio, including $22.6 billion of loans master serviced by GMAC's Residential Funding Corporation, amounted to $55.1 billion, down $3.7 billion from March 31, 1993.

ASSETS

     GMAC's consolidated assets totaled $81.6 billion at March 31, 1994, compared to $80.8 billion and $89.9 billion at December 31, 1993 and March 31, 1993, respectively. Consolidated earning assets totaled $77.3 billion at March 31, 1994, compared to $74.8 billion and $80.5 billion at December 31, 1993 and March 31, 1993, respectively. The decrease from the first quarter of 1993 compared to 1994 is a result of a net decrease in dealers' wholesale financing, primarily reflecting lower dealer stock levels in North America, partially offset by an increase in operating lease assets.

     Cash and Cash Equivalents, which primarily include short term borrowed funds in excess of requirements invested in short-term marketable securities, totaled $2,386.0 million at March 31, 1994. This compared to $4,028.1 million at December 31, 1993 and $7,282.6 million at March 31, 1993. The decrease is due to a planned strategy to reduce the liquidity portfolio as a direct result of the Company's improved access to the capital markets. The consolidated investment portfolio, primarily attributable to MIC, totaled $3.5 billion at March 31, 1994, compared with $3.4 billion at both December 31, 1993 and March 31, 1993, as further described in Note 1 of the Notes to the Financial Statements. Debt and equity securities have been revalued at March 31, 1994, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, disclosed later in ACCOUNTING STANDARDS.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).

     At March 31, 1994, consolidated retail, leasing and lease financing receivables, net of unearned income, worldwide were $31.9 billion, up $2.0 billion from December 31, 1993 and down $1.9 billion from March 31, 1993. While the retail receivable business segment is essentially unchanged as compared to the March 1993 time period, the Company sold retail receivables in the U.S. during the remainder of 1993 aggregating $8.9 billion.

     With respect to sold receivables, GMAC continues to service these receivables for a fee. The Company's retail instalment obligation servicing portfolio at March 31, 1994, totaled $12.4 billion, compared with $14.9 billion and $13.5 billion at December 31, 1993 and March 31, 1993, respectively.

     Wholesale receivables financed by GMAC, primarily dealer vehicle inventories, were $18.9 billion at March 31, 1994, compared to $20.7 billion at December 31, 1993 and $14.1 billion at March 31, 1993. Wholesale receivables financed in the first quarter of 1994, as compared to the asset levels at March 31, 1993, reflects the resumption by GMAC of dealer wholesale inventory previously financed by General Motors, partially offset by lower levels of dealer inventory in addition to sales of wholesale finance receivables. The following table summarizes wholesale assets on a comparable year-to-year basis:

Wholesale
Inventory     March 31          December 31         March 31
Financing       1994               1993               1993
- ----------   -----------        -----------        -----------
                         (in billions of dollars)

GMAC         $      18.9        $      20.7        $      14.1

General
Motors*              0.0                0.0                9.4
             -----------        -----------        -----------
Total        $      18.9        $      20.7        $      23.5
             ===========        ===========        ===========

*  Included in Receivables General Motors Corporation.  (See
   Note 6).

     The Company sold wholesale receivables totaling $1.4
billion to outside investors during the first quarter of 1994 through a special purpose subsidiary. (See Note 5).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).

     Operating lease assets, net of depreciation, offered principally under the GMAC SmartLease program, increased to $12.6 billion at the end of the first quarter in 1994 from $11.4 billion and $10.1 billion at December 31, 1993 and March 31, 1993, respectively. The increase primarily reflects growth in the U.S. and Canadian markets, driven by increasing consumer acceptance of leasing and enhanced manufacturer's subvented programs.

     Real estate mortgage inventory held for sale, including warehouse advances, amounted to $1,997.1 million at March 31, 1994, essentially unchanged from December 31, 1993 and March 31, 1993. The Company's net investment in sold receivables pools related to subordinated interest retained by special purpose subsidiaries was $2,830.1 million at March 31, 1994, as compared to $1,857.6 million at December 31, 1993 and $1,549.2 million at March 31, 1993. Other earning assets totaled $460.5 million at March 31, 1994, down from $795.2 million and $782.0 million at December 31, 1993 and March 31, 1993, respectively, with the decrease primarily attributable to lower levels of vehicles repurchased from rental car companies prior to sale at auction.

     Intangible assets included in other assets totaled $338.0 million for the first quarter of 1994, compared with $360.9 million at 1993 year-end and $443.9 million at the end of the first quarter of 1993. Other nonearning assets, comprised primarily of repossessed vehicles, foreclosed loans or loans otherwise classified as nonearning, and insurance premium receivables, totaled $1,605.9 million at the end of the first quarter, as compared to $1,578.0 million and $1,593.1 million at December 31, 1993 and March 31, 1993, respectively.

LIQUIDITY

     The Company's liquidity, as well as its ability to profitably effect ongoing core business acquisition activity, is in large part dependent upon its timely access to and the costs associated with raising funds in different segments of the capital markets. In this regard, GMAC regularly accesses the short-, medium- and long-term debt markets, principally through commercial paper, medium-term notes and underwritten transactions.

     GMAC's total borrowings were $62.4 billion at March 31, 1994, compared with $70.7 billion at the comparable date in 1993 and $62.8 billion at December 31, 1993. Approximately 82% represented funding for operations in the United States, with the remaining 18% of borrowings being split equally between Canada, Germany, and other countries. Total short-term debt worldwide at March 31, 1994, amounted to $18.9 billion, up from $17.7 billion at December 31, 1993 and $17.9 billion at March 31, 1993.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).

     To support GMAC's unsecured and asset backed commercial paper programs in the U.S., the Company has committed bank credit facilities totaling $18.3 billion. The total facilities were increased from $15.0 billion at December 31, 1993, as the size of the asset backed commercial paper liquidity and receivables credit facility was increased by $3.3 billion to total $8.3 billion as of January 26, 1994. In addition, GMAC has $4.5 billion in committed bank credit facilities to support the funding needs of the Company's international subsidiaries.

     In these committed bank credit agreements, GMAC has agreed to a covenant such that, so long as the commitments remain in effect or any amount is owing to any lender under such commitments, the ratio of consolidated debt to total stockholder's equity at the last day of any fiscal quarter shall not exceed 11.0 to 1.0. With regard to such covenant, GMAC's ratio of total borrowings to equity capital at March 31, 1994 was 7.9:1 compared with 8.6:1 at March 31, 1993.

     For the first quarter of 1994, GMAC paid dividends to General Motors Corporation amounting to $250 million, matching the amount paid during the same period in 1993.

     The scope of GMAC's capability to tap the capital markets for unsecured debt is linked to both its term debt and commercial paper ratings. This is particularly true with respect to the Company's commercial paper ratings. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigned rating organization. Each rating should be evaluated independently of any other rating. As of May 12, 1994, such agencies had assigned the following ratings to GMAC:


                                       Medium- &
                                       Long-Term   Commercial
                                         Debt        Paper
                                       ---------   ----------
      Duff & Phelps Credit Rating Co.     A-         D-1
      Fitch Investors Service, Inc.       A-         F-1
      Moody's Investors Service, Inc.    Baa1        P-2
      Standard & Poor's Corporation      BBB+        A-2

     At this date, GMAC is not under review by any of the above agencies; however, in April 1994, Standard & Poor's
Corporation affirmed its rating of GM and GMAC debt and revised its outlook to positive from negative.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).

     The Company utilizes a variety of interest rate contracts including interest rate swaps and caps in the normal course of managing its interest rate exposures. The Company also uses currency swaps to hedge its foreign currency denominated debt. The total notional amount of off-balance sheet instruments outstanding was $10.2 billion at March 31, 1994, compared with $8.6 billion at December 31, 1993 and $4.5 billion at March 31, 1993. Of the amount outstanding at March 31, 1994, $5.9 billion represented currency and interest rate swaps and $4.3 billion represented interest rate caps as compared to $3.9 billion and $600 million at March 31, 1993, respectively. In addition, the Company has commitments to sell mortgages or mortgage-backed securities comprised of mandatory delivery contracts with investors totaling $2.2 billion for the quarter ending March 31, 1994, versus $2.5 billion for the first quarter ending March 31, 1993. Also outstanding at March 31, 1994 and 1993, were commitments to purchase first mortgage loans at fixed prices totaling $1.4 billion and $2.0 billion, respectively.

CASH FLOWS

     For the three month period ending March 31, 1994, cash provided by operating activities totaled $2.1 billion. Such cash was used in net investing activities totaling $3.1 billion as well as to reduce debt by $382.7 million and pay dividends of $250 million, with a resultant decrease in cash and cash equivalents amounting to $1.6 billion. In comparison, cash provided by operating and investment activities during the first three months of 1993 totaled $2.2 billion and $5.3 billion, respectively, with such cash utilized to reduce debt by $3.9 billion and pay dividends of $250 million, with a net increase in cash and cash equivalents of $3.4 billion. The difference reflects a planned reduction in the liquidity portfolio due to favorable access to capital markets and the Company's improved liquidity position as well as lower proceeds from sales of finance receivables.

FINANCIAL REVIEW

     Financing revenue totaled $2.2 billion for the first quarter of 1994, $104.8 million less than the amounts recorded in the comparable 1993 period. The decrease is primarily attributable to lower earning rates, partially offset by an increase in leasing revenues resulting from continued growth in operating lease activity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).

     As a result of the lower level of interest rates in the United States as well as the lower level of total borrowings, interest and discount expense totaled $1.0 billion for the first quarter of 1994, a decrease of 22% from the comparable period in 1993. The average cost of funds worldwide for the first quarter declined to 6.52%, a decrease of 49 basis points from a year ago. Total borrowing costs for United States operations averaged 6.25% for the first quarter of 1994, compared with 6.54% for the comparable 1993 period.

     Depreciation expense on operating leases, primarily on SmartLease and Direct Leasing Plan units, amounted to $688.7 million for the first quarter of 1994, compared with $627.4 million for the same period in 1993. The increase was primarily attributable to continued successful marketing of the SmartLease program in the United States and Canada.

     Other income, including gains on receivable sales, as well as servicing fees and other income related to sold finance receivables, amounted to $411.5 million in the first quarter of 1994. This compared with $653.0 million in the comparable 1993 period. The decrease primarily reflects the non-recurrence of gains on sales of retail finance receivables within the current quarter.

     Other operating expenses, including salaries and benefits and insurance losses and loss adjustment expenses, totaled $712.0 million for the first quarter of 1994, $18.5 million lower than a year ago. The decrease is primarily attributable to lower losses incurred on commercial lines.

     The provision for losses on finance receivables, including both retained and sold receivables, totaled $64.1 million for the first quarter of 1994, compared to $57.0 million in the same period of 1993, reflecting increased retail volume levels in the 1994 period. Total chargeoffs for the first quarter of 1994 were $88.8 million compared to $121.5 million in the first quarter of 1993. Retail losses were 0.54% of total serviced assets during the first quarter of 1994 (including off-balance sheet sold receivables), as compared to 0.72% for the same period last year.

     United States, foreign and other income taxes amounted to $135.5 million for the first quarter of 1994, $33.1 million less than the comparable 1993 period, primarily due to reduced pre-tax income, partially offset by increased U.S. Federal statutory income tax rates.

     On a consolidated basis, GMAC's return on average equity capital was 10.8% for the first quarter of 1994, compared with 13.7% for the comparable 1993 period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).

ACCOUNTING STANDARDS

     In November 1992, the Financial Accounting Standards Board (FASB) issued SFAS No. 112, Employers' Accounting for Postemployment Benefits, which established a new accounting principle for the cost of benefits provided to former or inactive employees after employment but before retirement.
The Statement is effective for the fiscal years beginning after December 15, 1993. The Company adopted this standard effective January 1, 1994; as stated earlier, the after-tax unfavorable cumulative effect of this change at January 1 was $7.4 million. The ongoing effect in subsequent periods is not expected to be material.

     In May 1993, the FASB issued SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which amends FASB Statement No. 5, Accounting for Contingencies, to clarify that a creditor should evaluate the collectibility of both contractual interest and principal of all receivables when assessing the need for a loss accrual. SFAS No. 114 also amends FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, to require creditors to measure all loans that are restructured in a troubled debt restructuring involving modification of terms to reflect the time value of money. SFAS No. 114 applies to financial statements for fiscal years beginning after December 15, 1994. The Company adopted this standard effective January 1, 1994. The Company's loans primarily consist of large groups of smaller-balance homogeneous loans which are collectively evaluated for impairment and for which this standard does not apply. However, certain loans of the Company affected by this Statement are currently carried at the lower of book value or the fair value of the collateral. The net book value of such loans at March 31, 1994, was $263.2 million, net of $187.4 million valuation reserve. There was no additional impact on the consolidated financial position or results of operations as a result of adoption.

     In May 1993, the FASB also issued SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which addresses the accounting and reporting for investments in debt and equity securities that have readily determinable fair values. These investments are categorized as either "Held-to-Maturity Securities", reported at amortized cost, "Trading Securities", reported at fair value with unrealized gains or losses reported in earnings or "Available-for-Sale" also reported at fair value with unrealized gains or losses reported separately in stockholder's equity. Investments are categorized based upon the intent of the Company for which the securities were purchased.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (concluded).

     This Statement is effective for fiscal years beginning after December 15, 1993. The Company adopted this standard effective January 1, 1994. The cumulative favorable effect to stockholder's equity at January 1, 1994, was $127.5 million, net of tax.
                    --------------------------------

                   RATIO OF EARNINGS TO FIXED CHARGES

                           Three Months Ended
                                March 31
                            -----------------
                            1994        1993
                            ----        ----
                            1.34        1.34

     The ratio of earnings to fixed charges has been computed by dividing earnings before income taxes and fixed charges by the fixed charges. This ratio includes the earnings and fixed charges of the Company and its consolidated subsidiaries; fixed charges consist of interest, debt discount and expense and the portion of rentals for real and personal properties in an amount deemed to be representative of the interest factor.



                       PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS:

          20.  General Motors Acceptance Corporation and
               Subsidiaries Consolidated Financial Statements for the Three Months Ended March 31, 1994.

     (b)  REPORTS ON FORM 8-K:

          No Current Report on Form 8-K was filed during the first quarter ended March 31, 1994.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GENERAL MOTORS ACCEPTANCE CORPORATION
                                    -------------------------------------
                                                 (Registrant)



                                    s\  John D. Finnegan
                                    -------------------------------------
Dated:  May 13, 1994                John D. Finnegan, Executive Vice
        ------------                President and Principal Financial
                                    Officer



                                    s\  Gerald E. Gross
                                    -------------------------------------
Dated:  May 13, 1994                Gerald E. Gross, Comptroller
       ------------                 and Principal Accounting Officer

                                                             EXHIBIT 20
                                                             Page 1 of 16

CONSOLIDATED BALANCE SHEET

ASSETS                                     March 31    Dec. 31   March 31
(in millions of dollars)                     1994       1993       1993
- --------------------------------------     ---------  ---------  ---------
Cash and Cash Equivalents  . . . . . .     $ 2,386.0  $ 4,028.1  $ 7,282.6
                                           ---------  ---------  ---------

EARNING ASSETS

INVESTMENTS IN SECURITIES (Note 1)
Bonds, notes and other securities  . .       3,011.7    2,928.7    2,814.2
Equity securities  . . . . . . . . . .         521.7      521.0      580.3
                                           ---------  ---------  ---------
Total investments in securities  . . .       3,533.4    3,449.7    3,394.5
                                           ---------  ---------  ---------
FINANCE RECEIVABLES (Note 2)
Finance receivables  . . . . . . . . .      55,193.5   54,882.8   52,281.1
Allowance for financing losses . . . .        (763.1)    (748.0)    (709.1)
                                           ---------  ---------  ---------
Finance receivables (net)  . . . . . .      54,430.4   54,134.8   51,572.0
                                           ---------  ---------  ---------

OTHER EARNING ASSETS

Receivables General Motors
 Corporation (Note 6)  . . . . . . . .       1,414.4    1,355.5   11,281.7
Net equipment on operating leases . . 12,635.0 11,363.5 10,101.3 Real estate mortgages held for sale,
 at lower of cost or market  . . . . .       1,997.1    1,827.5    1,867.3
Due and deferred from receivable
 sales (net) (Note 5)  . . . . . . . .       2,830.1    1,857.6    1,549.2
Other (Note 6) . . . . . . . . . . . .         460.5      795.2      782.0
                                           ---------  ---------  ---------
Total earning assets   . . . . . . . .      77,300.9   74,783.8   80,548.0
                                           ---------  ---------  ---------
OTHER ASSETS

Intangible assets, at cost
 less amortization . . . . . . . . . .         338.0      360.9      443.9
Other nonearning assets  . . . . . . .       1,605.9    1,578.0    1,593.1
                                           ---------  ---------  ---------
Total other assets . . . . . . . . . .       1,943.9    1,938.9    2,037.0
                                           ---------  ---------  ---------
TOTAL ASSETS . . . . . . . . . . . . .     $81,630.8  $80,750.8  $89,867.6
                                           =========  =========  =========


Certain amounts for 1993 have been reclassified to conform with 1994 classifications.

Reference should be made to the Notes to Financial Statements.
















                                                         (continued)

                                                             EXHIBIT 20
                                                             Page 2 of 16

CONSOLIDATED BALANCE SHEET (continued)

LIABILITIES AND STOCKHOLDER'S EQUITY

                                           March 31   Dec. 31    March 31
(in millions of dollars)                     1994       1993       1993
- --------------------------------------     ---------  ---------  ---------
NOTES, LOANS AND DEBENTURES
 PAYABLE WITHIN ONE YEAR
 (Note 3)  . . . . . . . . . . . . . .     $34,551.8  $35,084.4  $38,861.2
                                           ---------  ---------  ---------
ACCOUNTS PAYABLE AND OTHER LIABILITIES

General Motors Corporation and
 affiliated companies (Note 6) . . . .       3,129.7    2,487.5    2,604.7
Interest . . . . . . . . . . . . . . .       1,350.4    1,006.6    1,689.0
Unpaid insurance losses and loss
 adjustment expenses . . . . . . . . .       1,578.1    1,569.4    1,555.4
Unearned insurance premiums  . . . . .       1,366.2    1,337.4    1,276.7
Deferred income taxes  . . . . . . . .       1,162.5    1,193.2      930.3
United States and foreign income and
 other taxes payable . . . . . . . . .         196.8       35.5      255.8
Other postretirement benefits  . . . .         533.9      524.9      493.4
Other  . . . . . . . . . . . . . . . .       2,044.0    1,970.8    2,093.3
                                           ---------  ---------  ---------
Total accounts payable and other
 liabilities . . . . . . . . . . . . .      11,361.6   10,125.3   10,898.6
                                           ---------  ---------  ---------
NOTES, LOANS AND DEBENTURES
 PAYABLE AFTER ONE YEAR (Note 4) . . .      27,879.0   27,688.8   31,851.7
                                           ---------  ---------  ---------
STOCKHOLDER'S EQUITY
Common stock, $100 par value
 (authorized and outstanding,
 21,650,000 shares)  . . . . . . . . .       2,165.0    2,165.0    2,165.0
Net income retained for use
 in the business . . . . . . . . . . .       5,576.5    5,609.0    5,912.0
Net unrealized gains on securities . .         170.8      164.3      210.4
Unrealized accumulated foreign
 currency translation adjustments  . .         (73.9)     (86.0)     (31.3)
                                           ---------  ---------  ---------
Total stockholder's equity . . . . . .       7,838.4    7,852.3    8,256.1
                                           ---------  ---------  ---------
TOTAL LIABILITIES AND
 STOCKHOLDER'S  EQUITY . . . . . . . .     $81,630.8  $80,750.8  $89,867.6
                                           =========  =========  =========


Certain amounts for 1993 have been reclassified to conform with 1994 classifications.

Reference should be made to the Notes to Financial Statements.

                                                             EXHIBIT 20
                                                             Page 3 of 16

CONSOLIDATED STATEMENT OF INCOME AND
NET INCOME RETAINED FOR USE IN THE BUSINESS

                                                    Three Months Ended
                                                         March 31
                                                   ---------------------
(in millions of dollars)                             1994        1993
- ---------------------------------------------      ---------   ---------
FINANCING REVENUE
Retail and lease financing  . . . . . . . . .      $   737.3   $   988.5
Leasing . . . . . . . . . . . . . . . . . . .        1,052.3       940.7
Wholesale and term loans  . . . . . . . . . .          373.4       338.6
                                                   ---------   ---------
Total financing revenue . . . . . . . . . . .        2,163.0     2,267.8
Interest and discount . . . . . . . . . . . .       (1,010.0)   (1,300.0)
Depreciation on operating leases  . . . . . .         (688.7)     (627.4)
                                                   ---------   ---------
Net financing revenue . . . . . . . . . . . .          464.3       340.4
Insurance premiums earned . . . . . . . . . .          279.4       273.6
Other income  . . . . . . . . . . . . . . . .          411.5       653.0
                                                   ---------   ---------
NET FINANCING REVENUE AND OTHER . . . . . . .        1,155.2     1,267.0
                                                   ---------   ---------
EXPENSES

Salaries and benefits . . . . . . . . . . . .          213.3       195.4
Other operating expenses  . . . . . . . . . .          259.7       225.9
Insurance losses and loss adjustment
 expenses . . . . . . . . . . . . . . . . . .          239.0       309.2
Provision for financing losses  . . . . . . .           64.1        57.0
Amortization of intangible assets . . . . . .           18.7        26.8
                                                   ---------   ---------
Total expenses  . . . . . . . . . . . . . . .          794.8       814.3
                                                   ---------   ---------
Income before income taxes  . . . . . . . . .          360.4       452.7
United States, foreign and other income
 taxes  . . . . . . . . . . . . . . . . . . .          135.5       168.6
                                                   ---------   ---------
Income before cumulative effect of accounting
 changes  . . . . . . . . . . . . . . . . . .          224.9       284.1
Cumulative effect of accounting changes . . .           (7.4)       --
                                                   ---------   ---------
NET INCOME  . . . . . . . . . . . . . . . . .          217.5       284.1
Net income retained for use in the business
 at beginning of the period . . . . . . . . .        5,609.0     5,877.9
                                                   ---------   ---------
Total . . . . . . . . . . . . . . . . . . . .        5,826.5     6,162.0
Cash dividends  . . . . . . . . . . . . . . .          250.0       250.0
                                                   ---------   ---------
NET INCOME RETAINED FOR USE IN THE
BUSINESS AT END OF THE PERIOD . . . . . . . .      $ 5,576.5   $ 5,912.0
                                                   =========   =========

Certain amounts for 1993 have been reclassified to conform with 1994 classifications.

Reference should be made to the Notes to Financial Statements.

                                                             EXHIBIT 20
                                                             Page 4 of 16
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    Three Months Ended
                                                         March 31
                                                   ---------------------
(in millions of dollars)                             1994        1993
- ---------------------------------------------      ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Income before cumulative effect of
 accounting changes . . . . . . . . . . . . .      $   224.9    $  284.1
Depreciation  . . . . . . . . . . . . . . . .          696.4       638.3
Taxes payable and deferred  . . . . . . . . .          127.7        48.2
Provision for financing losses  . . . . . . .           64.1        57.0
General Motors Corporation and affiliated
 companies  . . . . . . . . . . . . . . . . .          645.6      (219.4)
Origination/purchase of mortgage loans  . . .       (4,433.8)   (3,215.5)
Proceeds on sale of mortgage loans  . . . . .        4,264.2     3,886.8
Interest payable  . . . . . . . . . . . . . .          344.7       492.5
Other assets  . . . . . . . . . . . . . . . .           76.8       (89.0)
Other liabilities . . . . . . . . . . . . . .           65.1       183.8
Other . . . . . . . . . . . . . . . . . . . .           63.9       178.9
                                                   ---------   ---------
Net cash provided by operating activities . .        2,139.6     2,245.7
                                                   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES

Finance receivables-acquisitions  . . . . . .      (38,749.1)  (35,499.0)
                   -liquidations  . . . . . .       37,042.9    36,756.5
Notes receivable General Motors Corporation .          (58.9)      281.5
Operating leases-acquisitions . . . . . . . .       (2,647.1)   (1,512.8)
                -liquidations . . . . . . . .          715.2       643.0
Investments in securities-acquisitions  . . .       (3,025.9)   (3,256.5)
                         -liquidations  . . .        2,958.6     3,099.2
Proceeds from sales of receivables  . . . . .        1,376.4     4,602.8
Due and deferred from receivable sales  . . .         (973.1)     (231.3)
Other . . . . . . . . . . . . . . . . . . . .          213.9       449.2
                                                   ---------   ---------
Net cash (used in) provided by investing
 activities . . . . . . . . . . . . . . . . .       (3,147.1)    5,332.6
                                                   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES

Debt with original maturities 90 days and over
  -proceeds . . . . . . . . . . . . . . . . .       14,415.7     9,723.3
  -liquidations . . . . . . . . . . . . . . .      (15,353.2)  (13,241.7)
Debt with original maturities less than 90
 days -net change . . . . . . . . . . . . . .          554.8      (390.3)
Dividends paid  . . . . . . . . . . . . . . .         (250.0)     (250.0)
                                                   ---------   ---------
Net cash used in financing activities . . . .         (632.7)   (4,158.7)
                                                   ---------   ---------
Effect of exchange rate changes on cash and
 cash equivalents . . . . . . . . . . . . . .           (1.9)       (8.1)
                                                   ---------   ---------
Net (decrease) increase in cash and cash
 equivalents  . . . . . . . . . . . . . . . .       (1,642.1)    3,411.5
Cash and cash equivalents at the beginning of
 the period . . . . . . . . . . . . . . . . .        4,028.1     3,871.1
                                                   ---------   ---------
Cash and cash equivalents at the end of the
 period . . . . . . . . . . . . . . . . . . .      $ 2,386.0   $ 7,282.6
                                                   =========   =========

Certain amounts for 1993 have been reclassified to conform with 1994 classifications.

Reference should be made to the Notes to Financial Statements.

                                                             EXHIBIT 20
                                                             Page 5 of 16
NOTES TO FINANCIAL STATEMENTS

NOTE 1.  INVESTMENTS IN SECURITIES

     In the current year, GMAC adopted SFAS 115. As a result, GMAC's bonds, notes, certificates of deposit, other investments and preferred stocks with mandatory redemption terms are carried at market value. In prior years, these investments were carried at amortized cost. Other stocks are carried at market (fair) value for both years. The aggregate excess of market value over cost, net of related income taxes, is included as a separate component of stockholder's equity. The fair value of the other financial instruments presented herein is based on quoted market prices.


- --------------------------------------------------------------
(in millions of dollars)          March 31, 1994
                                Fair    Unrealized  Unrealized
Type of Security     Cost       Value     Gains       Losses
- ----------------   ---------  --------- ----------  ----------
Bonds, notes and
 other securities
 United States
  government and
  governmental
  agencies and
  authorities . .  $   209.2  $   210.0  $     3.9  $    (3.1)
 States,
  municipalities
  and political
  subdivisions  .    2,010.6    2,037.4       74.4      (47.6)
 Other  . . . . .      747.1      759.5       24.9      (12.5)
Preferred stocks
 with mandatory
 redemption
 terms  . . . . .        4.8        4.8        0.0        0.0
                   ---------  ---------  ---------  ---------

Total bonds, notes
 and other
 securities . . .  $ 2,971.7  $ 3,011.7  $   103.2  $   (63.2)
                   =========  =========  =========  =========

                                                             EXHIBIT 20
                                                             Page 6 of 16

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1.  INVESTMENTS IN SECURITIES (continued)

     The distribution of maturities of debt securities outstanding at March 31, 1994 and 1993 is summarized as follows:


- ------------------------------------------------------------
(in millions of
 dollars)            March 31, 1994        March 31, 1993
                               Fair                  Fair
Maturity            Cost       Value      Cost       Value
- ---------------   ---------  ---------  ---------  ---------
Due in one year
 or less  . . .   $   247.8  $   250.9  $   195.1  $   197.0
Due after one
 year through
 five years . .       580.1      601.6      718.2      752.4
Due after five
 years through
 ten years  . .       850.3      860.0      748.8      797.7
Due after ten
 years  . . . .     1,130.8    1,131.2      810.9      867.9
Mortgage-backed
 securities . .       157.9      163.2      336.4      354.1
Preferred
 stock-mandatory
 redemption
 terms  . . . .         4.8        4.8        4.8        4.8
                  ---------  ---------  ---------  ---------
Total debt
 securities . .   $ 2,971.7  $ 3,011.7  $ 2,814.2  $ 2,973.9
                  =========  =========  =========  =========

                                                             EXHIBIT 20
                                                             Page 7 of 16
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1.  INVESTMENTS IN SECURITIES (concluded)

     Proceeds from the sale of debt securities amounted to $288.6 million and $617.5 million at March 31, 1994 and 1993, respectively. Gross realized gains amounted to $4.3 million and $20.3 million at March 31, 1994 and 1993, respectively. Gross realized losses amounted to $1.7 million and $1.9 million at March 31, 1994 and 1993, respectively.

- ------------------------------------------------------------
(in millions of
 dollars)
                     March 31, 1994         March 31, 1993
Type of                        Fair                  Fair
Security            Cost       Value       Cost      Value
- ----------------  ---------  ---------  ---------  ---------
Equity
 securities-
 common stocks
 Public
  utilities . . . $    19.9  $    42.0  $    21.1  $    48.2
 Banks, trust and
  insurance
  companies . . .      17.9       27.7        3.3       19.7
 Industrial and
  miscellaneous       261.3      454.0      237.1      512.4
Short financial
 futures  . . . .      (2.0)      (2.0)       0.0        0.0
                  ---------  ---------  ---------  ---------
Total equity
 securities . . . $   297.1  $   521.7  $   261.5  $   580.3
                  =========  =========  =========  =========

     The difference between fair (market) value and cost of equity securities at March 31, 1994 and 1993, consisted of gross unrealized profits (excess of market value over cost) of $248.0 million and $336.4 million and gross unrealized losses (excess of cost over market value) of $23.4 million and $17.6 million, respectively.

     Net gains realized from the sale of equity securities amounted to $6.4 million and $63.9 million at March 31, 1994 and 1993, respectively.

                                                            EXHIBIT 20
                                                            Page 8 of 16

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2.  FINANCE RECEIVABLES

     The composition of finance receivables outstanding at March 31, 1994, December 31, 1993 and March 31, 1993 is summarized as follows:

                               March 31   Dec. 31    March 31
(in millions of dollars)         1994       1993       1993
- ---------------------------   ---------  ---------  ---------
United States
  Retail  . . . . . . . . .   $25,227.0  $22,322.2  $24,959.5
  Wholesale . . . . . . . .    14,412.0   16,290.3    8,649.1
  Leasing and lease
   financing  . . . . . . .     1,911.4    2,372.1    3,251.5
  Term loans to dealers and
   others . . . . . . . . .     4,019.2    3,984.4    4,106.4
                              ---------  ---------  ---------
Total United States . . . .    45,569.6   44,969.0   40,966.5

Canada and International
  Retail  . . . . . . . . .     6,692.5    6,846.4    7,487.2
  Wholesale . . . . . . . .     4,489.1    4,383.3    5,427.2
  Leasing and lease
   financing  . . . . . . .     1,456.9    1,491.3    1,739.1
  Term loans to dealers and
   others   . . . . . . . .       415.4      387.9      344.9
                              ---------  ---------  ---------
Total Canada and
 International  . . . . . .    13,053.9   13,108.9   14,998.4
                              ---------  ---------  ---------
Total finance receivables .    58,623.5   58,077.9   55,964.9

Deductions
  Unearned income . . . . .     3,430.0    3,195.1    3,683.8
  Allowance for financing
   losses   . . . . . . . .       763.1      748.0      709.1
                              ---------  ---------  ---------
Total deductions  . . . . .     4,193.1    3,943.1    4,392.9
                              ---------  ---------  ---------
Finance receivables (net) .   $54,430.4  $54,134.8  $51,572.0
                              =========  =========  =========

                                                            EXHIBIT 20
                                                            Page 9 of 16
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 3.   NOTES, LOANS AND DEBENTURES
          PAYABLE WITHIN ONE YEAR

                               March 31   Dec. 31    March 31
(in millions of dollars)         1994       1993       1993
- ---------------------------   ---------  ---------  ---------
Short-term notes
  Commercial paper  . . . .   $15,780.7  $14,521.1  $14,405.0
  Master notes  . . . . . .       528.1      467.8      743.6
  Demand notes  . . . . . .     2,254.7    2,161.0    2,142.8
  Other . . . . . . . . . .       451.5      645.5      625.0
                              ---------  ---------  ---------
Total principal amount  . .    19,015.0   17,795.4   17,916.4
Unamortized discount  . . .       (84.8)     (61.6)     (60.4)
                              ---------  ---------  ---------
Total . . . . . . . . . . .    18,930.2   17,733.8   17,856.0
                              ---------  ---------  ---------
Bank loans and overdrafts .     5,128.9    5,716.6    6,022.8
                              ---------  ---------  ---------

Other notes, loans and
  debentures payable
  within one year
    Medium-term notes   . .     7,437.1    8,569.0    9,051.3
    Other . . . . . . . . .     3,055.6    3,065.0    5,931.1
                              ---------  ---------  ---------
Total . . . . . . . . . . .    10,492.7   11,634.0   14,982.4
                              ---------  ---------  ---------
Total payable within one
  year  . . . . . . . . . .   $34,551.8  $35,084.4  $38,861.2
                              =========  =========  =========

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

                                                            EXHIBIT 20
                                                            Page 10 of 16

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 4.  NOTES, LOANS, AND DEBENTURES
         PAYABLE AFTER ONE YEAR

(in millions
 of dollars)       Weighted
               Average Interest
                   Rates at      March 31  Dec. 31   March 31
  Maturity      March 31, 1994     1994      1993      1993
- --------------  --------------  --------- --------- ---------
NOTES, LOANS
AND DEBENTURES
United States
 currency
  1994  . . . .       --        $   --    $   --    $ 7,221.8
  1995  . . . .       7.0%        3,888.4   6,040.1   4,914.9
  1996  . . . .       6.7%        5,969.9   5,173.1   3,604.9
  1997  . . . .       7.1%        4,758.0   4,391.6   4,126.5
  1998  . . . .       6.4%        1,459.8   1,455.7     470.9
  1999  . . . .       6.9%        2,344.6   1,600.0   1,600.0
  2000 - 2004 .       8.3%        3,688.7   3,249.1   3,400.0
  2005 - 2009 .       8.8%          200.0     200.0     650.0
  2010 - 2014 .      10.2%        1,203.5   1,203.5   1,203.5
  2015 - 2049 .       8.8%          748.7     748.7     748.7
                                --------- --------- ---------
Total United
 States currency                 24,261.6  24,061.8  27,941.2
Other currencies
1994 - 1998 . .       7.5%        4,426.3   4,442.4   4,744.1
                                --------- --------- ---------
Total notes,
 loans and
 debentures . .                  28,687.9  28,504.2  32,685.3
Unamortized
 discount . . .                    (808.9)   (815.4)   (833.6)
                                --------- --------- ---------
Total notes,
 loans and
 debentures
 payable after
 one year . . .                 $27,879.0 $27,688.8 $31,851.7
                                ========= ========= =========

     The Company has issued warrants to subscribe for up to $75 million aggregate principal amount of 7.00% Notes due
August 15, 2001. The warrants are exercisable up to and including August 15, 2000.

     The Company has issued warrants to subscribe for up to $300 million aggregate principal amount of 6.50% Notes due
October 15, 2009. The warrants are exercisable up to and including October 15, 2007.

                                                            EXHIBIT 20
                                                            Page 11 of 16

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 5.  SALE OF FINANCE RECEIVABLES

     During the first quarter of 1993, the Company sold retail receivables with principal aggregating $4,758.3 million with pre-tax gains relating to such sales recorded in "Other
Income" (excluding limited recourse loss provisions) amounting to $173.9 million. The Company did not sell retail receivables during the first quarter of 1994.

     The Company sells retail receivables through special purpose subsidiaries which absorb all losses related to sold receivables to the extent of their subordinated investments, as well as certain segregated restricted cash flows. Appropriate limited recourse loss provisions associated with sold receivables are included in the Company's provision for financing losses.

     During the first quarter of 1994, the Company completed its first wholesale receivable sale which included $1,250.0 million floating rate term notes sold to the public and floating rate subordinated certificates of $132.0 million privately placed. The certificates, when taken together with the reserve fund, provides credit support for the notes. As part of the transaction, floating rate revolving notes initially totaling $850.3 million, which have varying balances up to a maximum of $1,250.0 million, were also issued and are currently being held by GMAC. Consequently, the balance of these notes are being shown in the table below as "Investment in wholesale revolving note".

     The Company's interest in excess servicing cash flows, subordinated interest in trusts, cash deposits and other related amounts are generally restricted assets and subject to limited recourse provisions. The following is a summary of amounts included in "Due and deferred from receivable sales
(net)".
                               March 31    Dec. 31   March 31
(in millions of dollars)         1994       1993       1993
- ---------------------------   ---------  ---------  ---------
Excess servicing  . . . . .   $   582.7  $   745.5  $   772.1
Other restricted amounts:
  Subordinated interest in
   trusts . . . . . . . . .       602.3      726.8      788.5
  Cash deposits held by
   trusts   . . . . . . . .       773.3      557.5      319.6
  Investment in wholesale
   revolving note . . . . .     1,002.1       --         --
Deferred servicing and
 other   .. . . . . . . . .       (38.3)     (64.9)     (89.4)
Allowance for estimated
 credit losses on sold
 receivables  . . . . . . .       (92.0)    (107.3)    (241.6)
                              ---------  ---------  ---------
Total . . . . . . . . . . .   $ 2,830.1  $ 1,857.6  $ 1,549.2
                              =========  =========  =========

                                                            EXHIBIT 20
                                                            Page 12 of 16
NOTES TO FINANCIAL STATEMENTS (concluded)

NOTE 5.  SALE OF FINANCE RECEIVABLES (concluded)

     Outstanding principal balances of sold retail receivables
(including subordinated interests) at March 31, 1994, December
31, 1993 and March 31, 1993 totaled $12.4 billion, $14.9
billion and $13.5 billion, respectively.

NOTE 6.  TRANSACTIONS WITH AFFILIATES

     The amounts due General Motors Corporation and affiliated companies at the balance sheet dates relate principally to current wholesale financing of sales of General Motors products.

     Receivables from General Motors Corporation decreased to $1.4 billion at the end of March 31, 1994, compared with $11.3 billion at the end of March 31, 1993. This reduction reflects the resumption by GMAC of dealer wholesale inventory financing which had previously been provided by General Motors. Such General Motors financing had been supported by a financing agreement under which GMAC extended loans to General Motors. This financing agreement was terminated in the first quarter of 1994.

     The Company has purchased certain vehicles which General Motors acquired from its fleet and rental customers. The cost of these vehicles held for resale, which is included in other earning assets, at March 31, 1994 and 1993 was $393.9 million and $607.7 million, respectively.

     From time to time, the Company and one of its subsidiaries have made interest-bearing loans to National Car Rental Systems, Inc. (NCRS), a consolidated subsidiary of General Motors Corporation and certain other affiliates of General Motors Corporation. At March 31, 1994 and 1993, $1,414.4 million and $2,046.1 million, respectively, of such loans (including NCRS) were outstanding.

NOTE 7.  FINANCIAL INSTRUMENTS

     GMAC utilizes a variety of interest rate contracts including interest rate swaps, caps and currency swaps in the normal course of managing its interest rate exposures. The total notional amount of off-balance-sheet instruments outstanding was $10,172.1 million at March 31, 1994, $8,623.9 million at December 31, 1993 and $4,466.0 million at March 31, 1993.

     The Company has commitments to sell mortgages or mortgage-backed securities at March 31, 1994 and 1993, comprised of mandatory delivery contracts with investors totaling $2,151.0 million and $2,519.8 million, respectively. Also outstanding at March 31, 1994 and 1993, were commitments to purchase/fund first mortgage loans at fixed prices totaling $1,448.6 million and $2,014.0 million, respectively.
                     _______________________________

                                                            EXHIBIT 20
                                                            Page 13 of 16

SUPPLEMENTARY FINANCIAL DATA

SUMMARY OF FINANCING OPERATIONS*

                                         Three Months Ended
                                              March 31
                                        ---------------------
(in millions of dollars)                   1994        1993
- ------------------------------------    ---------   ---------
INCOME
Financing revenue  . . . . . . . . .    $ 2,163.6   $ 2,268.5
  Interest and discount  . . . . . .     (1,010.0)   (1,300.0)
  Depreciation on operating leases .       (688.7)     (627.4)
                                        ---------   ---------
Net financing revenue  . . . . . . .        464.9       341.1
Other income . . . . . . . . . . . .        328.9       517.3
                                        ---------   ---------
Net financing revenue and other  . .        793.8       858.4
                                        ---------   ---------
Expenses
  Salaries and benefits  . . . . . .        179.6       165.3
  Other operating expenses . . . . .        212.5       201.3
  Provision for financing losses . .         64.1        57.0
  Amortization of intangible
   assets  . . . . . . . . . . . . .         16.2        24.3
                                        ---------   ---------
Total expenses . . . . . . . . . . .        472.4       447.9
                                        ---------   ---------
Income before income taxes . . . . .        321.4       410.5
United States, foreign and other
 income taxes  . . . . . . . . . . .        128.6       160.2
                                        ---------   ---------
Income before cumulative effect of
  accounting changes . . . . . . . .        192.8       250.3
Cumulative effect of accounting
  changes  . . . . . . . . . . . . .        (6.8)       --
                                       ---------   ---------
Income from financing operations . .   $   186.0   $   250.3
                                       =========   =========




*Before elimination of intercompany amounts.













                                                              (continued)

                                                            EXHIBIT 20
                                                            Page 14 of 16

SUPPLEMENTARY FINANCIAL DATA (continued)

SUMMARY OF FINANCING OPERATIONS* (concluded)

                               March 31    Dec. 31   March 31
(in millions of dollars)         1994       1993       1993
- ---------------------------   ---------  ---------  ---------
ASSETS
Cash and cash equivalents .   $ 2,363.1  $ 3,980.6  $ 7,241.3
                              ---------  ---------  ---------
Earning Assets
Investments in securities .        12.2       18.4       41.8
                              ---------  ---------  ---------
Finance receivables . . . .    55,193.5   54,882.8   52,281.1
Less-Allowance for financing
 losses . . . . . . . . . .      (763.1)    (748.0)    (709.1)
                              ---------  ---------  ---------
Finance receivables (net) .    54,430.4   54,134.8   51,572.0
Receivable General Motors
  Corporation   . . . . . .     1,414.4    1,355.5   11,281.7
Other earning assets  . . .    17,922.7   15,843.8   14,299.8
                              ---------  ---------  ---------
Total earning assets  . . .    73,779.7   71,352.5   77,195.3
                              ---------  ---------  ---------
Other assets  . . . . . . .     1,043.3    1,061.5    1,110.4
                              ---------  ---------  ---------
Total assets  . . . . . . .   $77,186.1  $76,394.6  $85,547.0
                              ---------  ---------  ---------
LIABILITIES

Notes, loans and debentures
  payable within one year .   $34,551.8  $35,084.4  $38,861.2
                              ---------  ---------  ---------
Accounts payable and other
  liabilities
  General Motors Corporation
   and affiliated
   companies  . . . . . . .     3,137.0    2,514.0    2,636.0
  Other post employment
   benefits . . . . . . . .       443.0      436.9      412.6
  Other   . . . . . . . . .     4,546.4    3,991.9    4,595.0
                              ---------  ---------  ---------
Total accounts payable and
 other liabilities  . . . .     8,126.4    6,942.8    7,643.6
                              ---------  ---------  ---------
Notes, loans and debentures
  payable after one year  .    27,879.0   27,688.8   31,851.7
                              ---------  ---------  ---------
Total liabilities   . . . .   $70,557.2  $69,716.0  $78,356.5
                              ---------  ---------  ---------
Net assets of financing
  operations  . . . . . . .   $ 6,628.9  $ 6,678.6  $ 7,190.5
                              =========  =========  =========

*Before elimination of intercompany amounts.

                                                            EXHIBIT 20
                                                            Page 15 of 16

SUPPLEMENTARY FINANCIAL DATA (continued)

SUMMARY OF INSURANCE OPERATIONS*

                                         Three Months Ended
                                              March 31
                                        ---------------------
(in millions of dollars)                   1994        1993
- ------------------------------------    ---------   ---------
INCOME
Net premiums written
  Personal lines . . . . . . . . . .    $   116.2   $   117.7
  Mechanical   . . . . . . . . . . .         76.4        78.8
  Life and disability  . . . . . . .         21.8        18.1
  Commercial lines, reinsurance and
   miscellaneous . . . . . . . . . .         92.6        85.1
                                        ---------   ---------
Net premiums written . . . . . . . .        307.0       299.7
Changes in unearned premiums   . . .        (20.6)      (11.6)
                                        ---------   ---------
Premiums earned  . . . . . . . . . .        286.4       288.1
Investments and other income . . . .         82.7       130.3
                                        ---------   ---------
Total  . . . . . . . . . . . . . . .        369.1       418.4

Expenses
  Salaries and benefits  . . . . . .         33.7        30.1
  Other operating expenses . . . . .         64.2        34.4
  Losses and loss adjustment
   expenses  . . . . . . . . . . . .        229.7       309.2
  Amortization of intangible
   assets  . . . . . . . . . . . . .          2.5         2.5
                                        ---------   ---------
Total expenses . . . . . . . . . . .        330.1       376.2
                                        ---------   ---------
Income before income taxes . . . . .         39.0        42.2
Income taxes . . . . . . . . . . . .          6.9         8.4
                                        ---------   ---------
Income before cumulative effect of
  accounting changes . . . . . . . .         32.1        33.8
Cumulative effect of accounting
  changes  . . . . . . . . . . . . .         (0.6)       --
                                        ---------   ---------
Income from insurance operations . .    $    31.5   $    33.8
                                        =========   =========



*Before elimination of intercompany amounts.








                                                              (continued)

                                                            EXHIBIT 20
                                                            Page 16 of 16

SUPPLEMENTARY FINANCIAL DATA (concluded)

SUMMARY OF INSURANCE OPERATIONS* (concluded)

                               March 31    Dec. 31   March 31
(in millions of dollars)         1994       1993       1993
- ---------------------------   ---------  ---------  ---------
ASSETS
Cash  . . . . . . . . . . .   $    22.9  $    47.5  $    41.3
Investments in securities .     3,521.2    3,431.3    3,352.7
Premiums and other
  receivables . . . . . . .       263.4      262.5      298.3
Deferred policy acquisition
  cost  . . . . . . . . . .        81.6       77.0      160.4
Prepaid reinsurance
  premiums  . . . . . . . .       113.7      105.5       --
Reinsurance recoverable on
  unpaid insurance losses
  and loss adjustment
  expense . . . . . . . . .       216.9      220.3       --
Other assets  . . . . . . .       270.3      270.9      523.2
                              ---------  ---------  ---------
Total Assets  . . . . . . .   $ 4,490.0  $ 4,415.0  $ 4,375.9
                              ---------  ---------  ---------

LIABILITIES
Unpaid insurance losses and
 loss adjustment expenses .   $ 1,578.1  $ 1,569.4  $ 1,555.4
Unearned insurance
 premiums . . . . . . . . .     1,366.2    1,337.4    1,276.7
Deferred federal income
 taxes  . . . . . . . . . .       (23.1)     (11.3)      13.3
Other post employment
 benefits . . . . . . . . .        90.9       88.0       80.8
Other . . . . . . . . . . .       283.5      257.8      384.1
                              ---------  ---------  ---------
Total liabilities . . . . .   $ 3,295.6  $ 3,241.3  $ 3,310.3
                               ---------  ---------  ---------
Net assets of insurance
 operations  . . . . . . .    $ 1,194.4  $ 1,173.7  $ 1,065.6
                              =========  =========  =========


*Before elimination of intercompany amounts.