Form 10-Q
period 1994-06-30
GENERAL MOTORS ACCEPTANCE CORP
filed 1994-08-12
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED JUNE 30, 1994, OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
      PERIOD FROM __________ TO __________



                                            Commission file number 1-3754
                                                                   ------

                  GENERAL MOTORS ACCEPTANCE CORPORATION
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)



           New York                          38-0572512
- -------------------------------          -------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)


    767 Fifth Avenue, New York, New York            10153
3044 West Grand Boulevard, Detroit, Michigan        48202
- --------------------------------------------      ----------
  (Address of principal executive offices)        (Zip Code)


Registrant's telephone number,
including area code                               313-556-1211
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

     As of June 30, 1994, there were outstanding 21,650,000 shares of the issuer's common stock.

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

ITEM 1.   FINANCIAL STATEMENTS.

          1.   Consolidated Balance Sheet, June 30, 1994,
               December 31, 1993 and June 30, 1993.

          2.   Consolidated Statement of Income and Net Income
               Retained for Use in the Business for the Second
               Quarter and Six Months Ended June 30, 1994 and
               1993.

          3.   Consolidated Statement of Cash Flows for the
               Six Months Ended June 30, 1994 and 1993.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     Consolidated net income from General Motors Acceptance Corporation (GMAC) financing and Motors Insurance Corporation
(MIC) insurance operations totaled $216.1 million for the second quarter of 1994, compared with $285.4 million earned in the second quarter of 1993. For the first six months of 1994, net income totaled $433.6 million, a decrease of $135.9 million from the same period last year. Earnings for the first six months of 1994 reflect an unfavorable first quarter after-tax charge of $7.4 million related to the cumulative effect on income resulting from the implementation of Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits.

     Net income from financing operations, including GMAC Mortgage Corporation (GMACM) results, totaled $184.6 million for the 1994 second quarter. The $29.0 million decrease from the same period last year can be primarily attributed to GMAC's mortgage operations, reflecting both the industry-wide decline in mortgage originations, specifically refinancings, brought about by rising interest rates, and competitive pricing pressures. For the first six months of 1994, net financing income (excluding the cumulative impact of SFAS No.
112) totaled $377.4 million in comparison to $463.9 million during the same period in 1993. In addition to the lower GMACM income noted above, lower earnings were also experienced due to lower average levels of retail and wholesale assets.

     Net income from insurance operations was $31.5 million for the second quarter of 1994, a $40.3 million decrease as compared to the second quarter of 1993. For the first six months of 1994, net income from insurance operations (excluding the cumulative impact of SFAS No. 112) was $63.6 million, compared with $105.6 million for the same period in 1993. The decline in net income reflects non-recurring capital gains in the first half of 1993 which more than offset improved underwriting results.

FINANCING VOLUME

     Deliveries of new General Motors (GM) cars and trucks in the United States were 1,385,000 during the second quarter of 1994, relatively unchanged from the same period last year. Deliveries during the first six months of 1994 totaled 2,616,000, an 8% increase over deliveries of 2,418,000 for the first half of 1993. During the second quarter of 1994, GMAC financed or leased worldwide 510,000 new passenger cars and trucks, a decrease of 6% from the comparable 1993 period. In the United States, GMAC financed or leased 333,000 new vehicles during the second quarter of 1994 and 732,000 new vehicles for the first six months of 1994 compared with 398,000 and 675,000 new vehicles in the second quarter and first six months of 1993, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).

     During the second quarter of 1994, GMAC financed 23% of new General Motors products delivered in the U.S., a 5 percentage point decrease from the same period last year, while penetration for the first six months of 1994 decreased to 26% of new GM deliveries, one percentage point lower than the comparable 1993 period. The decrease in retail and lease unit financing and penetration reflects continued intense competitive pressures within a robust sales environment.

     Outside the United States, GMAC financed or leased
177,000 new vehicles in the second quarter of 1994 and 320,000 new vehicles for the first six months of 1994 compared with 143,000 and 268,000 new vehicles in the second quarter and first six months of 1993, respectively.

     Leasing volume worldwide, primarily acquired under GMAC's SmartLease program, totaled 175,000 units in the second quarter of 1994, a 92% increase from a year ago. Leasing volume totaled 303,000 vehicles leased during the first six months of 1994 compared with 165,000 units for the same period a year ago. In the U.S., GMAC also financed 29,000 units during the second quarter of 1994 under its SmartBuy program and 56,000 units during the first six months of 1994, compared with 31,000 units and 48,000 units in the second quarter and first six months of 1993, respectively. This product offers consumers many of the advantages of leasing, namely lower monthly payments, while providing them with ownership of the vehicles.

     GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided on 996,000 and 1,965,000 new GM vehicles in the second quarter and first six months of 1994, compared with 982,000 and 1,893,000 new GM vehicles during the same periods in 1993. GMAC's financing represented 74% of all GM sales to dealers during the first six months of 1994, a slight decrease from 76% for the comparable period a year ago.

     GMAC Mortgage Corporation loan origination, purchased mortgage servicing and correspondent loan volume totaled $6.8 billion for the second quarter of 1994, $500 million above a year ago. The mortgage origination portion of this total was $3.2 billion, a 43% decline from a year ago, reflecting lower mortgage refinancings. At June 30, 1994, the combined mortgage servicing portfolio, including $23.2 billion of loans master serviced by GMAC's Residential Funding Corporation, amounted to $57.7 billion, up $200 million from June 30, 1993.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).

ASSETS

     GMAC's consolidated assets totaled $83.4 billion at June 30, 1994, compared to $80.8 billion and $84.8 billion at December 31, 1993 and June 30, 1993, respectively. Consolidated earning assets totaled $79.1 billion at June 30, 1994, virtually unchanged from $79.2 billion at June 30, 1993 and up $4.3 billion from the December 31, 1993 level of $74.8 billion. The increase from year-end can be largely attributed to an increase in operating lease assets due to the continued acceptance and popularity of the SmartLease program.

     Cash and Cash Equivalents, which primarily include short term borrowed funds in excess of requirements invested in short-term marketable securities, totaled $2,345.7 million at June 30, 1994. This compared to $4,028.1 million at December 31, 1993 and $3,498.8 million at June 30, 1993. The decrease is due to a strategy that has been undertaken to reduce the liquidity portfolio as a direct result of the Company's continued good access to the capital markets.

     At June 30, 1994, consolidated worldwide retail finance receivables, net of unearned income, totaled $28.8 billion, virtually unchanged from $28.7 billion at June 30, 1993 but up $2.8 billion from year-end 1993. The Company continues to utilize an asset securitization program as an alternative funding source and as a result sold retail receivables with principal in the United States aggregating $8.0 billion and $1.2 billion, respectively, during the twelve and six month periods ended June 30, 1994.

     With respect to sold receivables, GMAC continues to service these receivables for a fee. The Company's retail instalment obligation servicing portfolio at June 30, 1994, totaled $13.4 billion, compared with $14.9 billion and $13.1 billion at December 31, 1993 and June 30, 1993, respectively.

     Consolidated worldwide leasing and lease financing receivables, net of unearned income, at June 30, 1994 were $3,309.9 million, down $469.0 million and $1,884.9 million from December 31, 1993 and June 30, 1993, respectively. These reductions are primarily reflective of General Motors reduction in fleet sales to daily rental companies and the resultant GMAC fleet financing reduction.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).

     Wholesale receivables financed by GMAC, primarily dealer vehicle inventories, were $18.8 billion at June 30, 1994, compared to $20.7 billion at December 31, 1993 and $13.3 billion at June 30, 1993. Wholesale receivables at the end of the second quarter of 1994, as compared to the asset levels at June 30, 1993, reflects the resumption by GMAC of dealer wholesale inventory previously financed by General Motors, partially offset by lower levels of dealer inventory and sales of wholesale finance receivables. The following table summarizes wholesale assets on a comparable year-to-year basis:


Wholesale
Inventory      June 30          December 31          June 30
Financing       1994               1993               1993
- ----------   -----------        -----------        -----------
                         (in billions of dollars)

GMAC         $      18.8        $      20.7        $      13.3

General
Motors*              0.0                0.0                8.7
             -----------        -----------        -----------
Total        $      18.8        $      20.7        $      22.0
             ===========        ===========        ===========

*  Included in Receivables General Motors Corporation.  (See
   Note 6).


     Furthermore, the Company sold wholesale receivables, which it also continues to service, totaling $1.4 billion to outside investors during the first quarter of 1994, through a special purpose subsidiary. (See Note 5).

     Operating lease assets, net of depreciation, offered principally under the GMAC SmartLease program, increased to $14.7 billion at June 30, 1994 from $11.4 billion and $10.4 billion at December 31, 1993 and June 30, 1993, respectively. The increase primarily reflects growth in the U.S. and Canadian markets, driven by continued consumer acceptance of leasing and enhanced manufacturer's subvented programs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).

     Real estate mortgage inventory held for sale, including warehouse advances, amounted to $2,219.4 million at June 30, 1994, essentially unchanged from June 30, 1993, but up $391.9 million from December 31, 1993. The increase resulted from the fact that in December 1993, GMACM took advantage of investor accelerated delivery programs for which pricing reflected a lower cost of capital than internal capital costs. In contrast, in June 1994, internal capital costs were more favorable than the investor accelerated programs and loans remained on the balance sheet for longer periods. The Company's due and deferred from receivable sales (net) was $2,587.3 million at June 30, 1994, as compared to $1,857.6 million at December 31, 1993 and $1,413.2 million at June 30, 1993, with the increase primarily attributable to the Company's investment in the wholesale revolving note of $875.7 million in connection with the Company's first wholesale receivable sale. Other earning assets totaled $465.5 million at June 30, 1994, down from $795.2 million and $760.3 million at December 31, 1993 and June 30, 1993, respectively, with the decrease primarily attributable to lower levels of vehicles repurchased from rental car companies prior to sale at auction reflective of General Motors reduction in such fleet sales.

     Intangible assets included in other assets totaled $361.5 million at June 30, 1994, compared with $360.9 million at 1993 year-end and $427.5 million at the end of the second quarter of 1993. Other nonearning assets, comprised primarily of repossessed vehicles, foreclosed loans or loans otherwise classified as nonearning, and insurance premium receivables, totaled $1,641.8 million at the end of the second quarter of 1994, as compared to $1,578.0 million and $1,660.5 million at December 31, 1993 and June 30, 1993, respectively.

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

     GMAC's total borrowings were $64.4 billion at June 30, 1994, compared with $65.9 billion at June 30, 1993 and $62.8 billion at December 31, 1993. Approximately 81% represented funding for operations in the United States, with the remaining 19% of borrowings being split equally between Canada, Germany, and other countries. Total short-term debt worldwide at June 30, 1994, amounted to $20.2 billion, up from $17.7 billion at December 31, 1993 and $16.6 billion at June 30, 1993.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).

     The Company has committed bank credit facilities of $10 billion, as well as an $8.5 billion asset backed commercial paper liquidity and receivables credit facility to a non-consolidated special purpose entity established to issue asset backed commercial paper. The total facilities were increased from $15.0 billion at December 31, 1993, as the size of the asset backed commercial paper liquidity and receivables credit facility was increased by $3.5 billion to total $8.5 billion as of May 1, 1994. In addition, GMAC has $4.5 billion in committed bank credit facilities to support the funding needs of the Company's international subsidiaries.

     The $10 billion bank credit facilities include a covenant such that, so long as the commitments remain in effect or any amount is owing to any lender under such commitments, the ratio of consolidated debt to total stockholder's equity at the last day of any fiscal quarter shall not exceed 11.0 to
1.0. With regard to such covenant, GMAC's ratio of total borrowings to equity capital at June 30, 1994 was 8.2:1 compared with 8.0:1 at June 30, 1993.

     For the second quarter of 1994, GMAC paid dividends to General Motors Corporation amounting to $250 million and thereby totaling $500 million for the 1994 calendar year, matching the amounts paid during the comparable periods in 1993.

     The scope of GMAC's capability to tap the capital markets for unsecured debt is linked to both its term debt and commercial paper ratings. This is particularly true with respect to the Company's commercial paper ratings. Lower ratings generally result in higher borrowing costs as well as reduced access to the capital markets. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigned rating organization. Each rating should be evaluated independently of any other rating. As of August 12, 1994, such agencies had assigned the following ratings to GMAC:

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

     At this date, GMAC is not under review by any of the above agencies; however, in July 1994, Standard & Poor's
Corporation affirmed its rating of GM and GMAC debt and its positive rating outlook.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).

     The Company utilizes a variety of interest rate contracts including interest rate swaps and caps in the normal course of managing its interest rate exposures. The Company also uses currency swaps to hedge its foreign currency denominated debt. The total notional amount of off-balance sheet instruments outstanding was $10.1 billion at June 30, 1994, compared with $8.6 billion at December 31, 1993 and $5.8 billion at June 30, 1993. Of the amount outstanding at June 30, 1994, $6.1 billion represented currency and interest rate swaps and $4.0 billion represented interest rate caps as compared to $3.8 billion and $2.0 billion at June 30, 1993, respectively. In addition, the Company has commitments to sell mortgages or mortgage-backed securities comprised of mandatory delivery contracts with investors totaling $1.7 billion at June 30, 1994, versus $2.7 billion at June 30, 1993. Also outstanding at June 30, 1994 and 1993, were commitments to purchase/fund first mortgage loans at fixed prices totaling $900 million and $2.0 billion, respectively.

CASH FLOWS

     For the six month period ending June 30, 1994, cash provided by operating and financing activities totaled $2.5 billion and $1.3 billion, respectively. Such cash was used in net investing activities totaling $5.1 billion as well as to pay dividends of $500 million, with a resultant decrease in cash and cash equivalents amounting to $1.7 billion. In comparison, cash provided by operating and investing activities during the first six months of 1993 totaled $2.5 billion and $6.0 billion, respectively, with such cash utilized to reduce debt by $8.4 billion and pay dividends of $500 million, with a net decrease in cash and cash equivalents of $0.4 billion. The difference reflects a planned reduction in the cash and cash equivalents portfolio due to continued favorable access to the capital markets and the Company's improved liquidity position as well as lower proceeds from sales of finance receivables.

FINANCIAL REVIEW

     Financing revenue totaled $2.3 billion and $4.5 billion for the second quarter and first six months of 1994, respectively, $84.9 million greater than the amount reported for the comparable 1993 quarter and $19.9 million below the amount recorded for the 1993 six month period. The decrease from the respective 1993 six month period is primarily attributable to lower earning rates, partially offset by an increase in leasing revenues resulting from continued growth in operating lease activity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).

     Interest and discount expense totaled $2.1 billion for the first six months of 1994, a decrease of 18.5% from the comparable period in 1993. The average cost of funds worldwide for the second quarter of 1994 declined to 6.53%, a decrease of 42 basis points from a year earlier. The worldwide cost of funds averaged 6.53% for the first six months of 1994, down 47 basis points from a year ago. Total borrowing costs for United States operations averaged 6.31% for the second quarter and 6.28% for the first six months of 1994, compared with 6.48% and 6.51%, respectively, for the same 1993 periods.

     Depreciation expense on operating leases, primarily GMAC's SmartLease program, amounted to $765.4 million for the second quarter of 1994, compared with $660.5 million for the same period in 1993. For the first six months of 1994, depreciation expense on operating leases totaled $1.5 billion compared to $1.3 billion for the first six months of 1993, with the increase attributable to continued successful marketing of the SmartLease program in the United States and Canada.

     Other income, including gains on receivable sales, as well as servicing fees and other income related to sold finance receivables, amounted to $378.0 million and $789.5 million for the second quarter and first six months of 1994, compared with $758.0 million and $1,411.0 million, respectively, for the same periods of 1993. The decreases are primarily attributable to a quarter-to-quarter decrease of $160.3 million and a six months decrease of $314.3 million due to lower interest and service fees from General Motors as a result of the termination of the financing agreement whereby GM had previously assumed some dealer wholesale inventory financing. This reduction is offset by increased financing revenues on wholesale receivables. Furthermore, capital gains at MIC decreased $57.0 million and $129.3 million for the quarter and six month periods ended June 30, 1994, primarily reflecting non-recurring capital gains recorded during the first six months of 1993.

     Other operating expenses, including salaries and benefits and insurance losses and loss adjustment expenses, totaled $745.2 million for the second quarter and $1.5 billion for the first six months of 1994, $19.7 million and $38.2 million lower than the respective comparable 1993 periods. The decrease is primarily attributable to lower losses incurred on commercial lines and lower commission expenses for originated mortgages.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).

     The provision for losses on finance receivables, including both retained and sold receivables, totaled $54.8 million for the second quarter of 1994, compared to $118.9 million in the same period of 1993. For the first six months of 1994, provision for losses on finance receivables totaled $118.9 million as compared to $175.9 million for the first six months of 1993. Total net chargeoffs for the second quarter and first six months of 1994 were $54.6 million and $104.7 million, respectively, as compared to $71.2 million and $178.1 million in the second quarter and first six months of 1993.
As a result of this continued favorable loss experience, net retail losses were 0.42% and 0.48% of total serviced assets during the second quarter and first six months of 1994, as compared to 0.56% and 0.64% for the same periods last year.

     United States, foreign and other income taxes amounted to $128.0 million for the second quarter of 1994, $47.0 million less than the comparable 1993 period. For the first six months of 1994, U.S., foreign and other income taxes amounted to $263.5 million, $80.1 million below the same period of 1993. The decrease was primarily due to reduced pre-tax income, partially offset by increased U.S. Federal statutory income tax rates.

     On a consolidated basis, GMAC's return on average equity capital was 11.5% for the second quarter and 11.2% for the first six months of 1994, compared with 13.7% for the same
1993 periods.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (concluded).

     In May 1993, the FASB issued SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which amends FASB Statement No. 5, Accounting for Contingencies, to clarify that a creditor should evaluate the collectibility of both contractual interest and principal of all receivables when assessing the need for a loss accrual. SFAS No. 114 also amends FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, to require creditors to measure all loans that are restructured in a troubled debt restructuring involving modification of terms to reflect the time value of money. SFAS No. 114 applies to financial statements for fiscal years beginning after December 15, 1994. The Company adopted this standard effective January 1, 1994. The Company's loans primarily consist of large groups of smaller-balance homogeneous loans which are collectively evaluated for impairment and to which this standard does not apply. However, certain loans of the Company affected by this Statement are currently carried at the lower of book value or the fair value of the collateral. The net book value of such loans at June 30, 1994, was $209.5 million, net of $172.2 million valuation reserve. There was no material impact on the consolidated financial position or results of operations as a result of adoption.

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


                       --------------------------

                   RATIO OF EARNINGS TO FIXED CHARGES

                            Six Months Ended
                                 June 30
                            -----------------
                            1994        1993
                            ----        ----
                            1.34        1.35

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



                       PART II.  OTHER INFORMATION

ITEM 5.   SUBSEQUENT EVENT

     On June 10, 1994, the Company increased the amount of authorized capital stock from $2,165,000,000, consisting of 21,650,000 shares of common stock of the par value $100, to $2,500,000,000, consisting of 25,000,000 shares of common stock of the par value $100.

     In July, the State of New York approved this increase in authorized capital stock. On July 29, 1994, General Motors Corporation, the Company's sole stockholder, purchased an additional 350,000 shares of common stock at the par value of $100 each. This transaction increased the Company's shares outstanding to 22,000,000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS:

          20.  General Motors Acceptance Corporation and
               Subsidiaries Consolidated Financial Statements for the Second Quarter and Six Months Ended
               June 30, 1994.

     (b)  REPORTS ON FORM 8-K:

          No Current Report on Form 8-K was filed during the second quarter ended June 30, 1994.

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



                                    GENERAL MOTORS ACCEPTANCE CORPORATION
                                    -------------------------------------
                                                 (Registrant)



                              s\  John D. Finnegan
                                        ---------------------------------
Dated:  August 12, 1994       John D. Finnegan, Executive Vice
        ---------------       President and Principal
                              Financial Officer




                              s\  Gerald E. Gross
                                        ---------------------------------
Dated:  August 12, 1994       Gerald E. Gross, Comptroller
        ---------------       and Principal Accounting Officer

                                                            EXHIBIT 20
                                                            Page 1 of 17

CONSOLIDATED BALANCE SHEET

ASSETS

                                            June 30    Dec. 31    June 30
(in millions of dollars)                     1994       1993       1993
- --------------------------------------     ---------  ---------  ---------
Cash and Cash Equivalents  . . . . . .     $ 2,345.7  $ 4,028.1  $ 3,498.8
                                           ---------  ---------  ---------
EARNING ASSETS

INVESTMENTS IN SECURITIES (Note 1)
Bonds, notes and other securities  . .       2,981.9    2,928.7    2,923.5
Equity securities  . . . . . . . . . .         513.4      521.0      515.5
                                           ---------  ---------  ---------
Total investments in securities  . . .       3,495.3    3,449.7    3,439.0
                                           ---------  ---------  ---------
FINANCE RECEIVABLES (Note 2)
Finance receivables  . . . . . . . . .      55,046.6   54,882.8   51,611.4
Allowance for financing losses . . . .        (764.5)    (748.0)    (752.6)
                                           ---------  ---------  ---------
Finance receivables (net)  . . . . . .      54,282.1   54,134.8   50,858.8
                                           ---------  ---------  ---------
OTHER EARNING ASSETS

Receivables General Motors
 Corporation (Note 6)  . . . . . . . .       1,390.1    1,355.5    9,929.1
Net equipment on operating leases . . 14,658.9 11,363.5 10,422.7 Real estate mortgages held for sale,
 at lower of cost or market  . . . . .       2,219.4    1,827.5    2,376.8
Due and deferred from receivable
 sales (net) (Note 5)  . . . . . . . .       2,587.3    1,857.6    1,413.2
Other (Note 6) . . . . . . . . . . . .         465.5      795.2      760.3
                                           ---------  ---------  ---------
Total earning assets   . . . . . . . .      79,098.6   74,783.8   79,199.9
                                           ---------  ---------  ---------
OTHER ASSETS

Intangible assets, at cost
 less amortization . . . . . . . . . .         361.5      360.9      427.5
Other nonearning assets  . . . . . . .       1,641.8    1,578.0    1,660.5
                                           ---------  ---------  ---------
Total other assets . . . . . . . . . .       2,003.3    1,938.9    2,088.0
                                           ---------  ---------  ---------
TOTAL ASSETS . . . . . . . . . . . . .     $83,447.6  $80,750.8  $84,786.7
                                           =========  =========  =========


Certain amounts for 1993 have been reclassified to conform with 1994 classifications.

Reference should be made to the Notes to Financial Statements.
















                                                          (continued)

                                                            EXHIBIT 20
                                                            Page 2 of 17

CONSOLIDATED BALANCE SHEET (continued)

LIABILITIES AND STOCKHOLDER'S EQUITY

                                            June 30    Dec. 31    June 30
(in millions of dollars)                     1994       1993       1993
- --------------------------------------     ---------  ---------  ---------
NOTES, LOANS AND DEBENTURES
 PAYABLE WITHIN ONE YEAR
 (Note 3)  . . . . . . . . . . . . . .     $33,758.5  $35,084.4  $36,671.0
                                           ---------  ---------  ---------
ACCOUNTS PAYABLE AND OTHER LIABILITIES

General Motors Corporation and
 affiliated companies (Note 6) . . . .       2,902.0    2,487.5    2,829.2
Interest . . . . . . . . . . . . . . .       1,117.7    1,006.6    1,308.6
Unpaid insurance losses and loss
 adjustment expenses . . . . . . . . .       1,555.6    1,569.4    1,561.6
Unearned insurance premiums  . . . . .       1,401.3    1,337.4    1,293.7
Deferred income taxes  . . . . . . . .       1,262.8    1,193.2      870.7
United States and foreign income and
 other taxes payable . . . . . . . . .         267.2       35.5      164.5
Other postretirement benefits  . . . .         550.4      524.9      502.7
Other  . . . . . . . . . . . . . . . .       2,178.0    1,970.8    2,126.5
                                           ---------  ---------  ---------
Total accounts payable and other
 liabilities . . . . . . . . . . . . .      11,235.0   10,125.3   10,657.5
                                           ---------  ---------  ---------
NOTES, LOANS AND DEBENTURES
 PAYABLE AFTER ONE YEAR (Note 4) . . .      30,652.5   27,688.8   29,256.5
                                           ---------  ---------  ---------
STOCKHOLDER'S EQUITY
Common stock, $100 par value
 (authorized and outstanding,
 21,650,000 shares)  . . . . . . . . .       2,165.0    2,165.0    2,165.0
Net income retained for use
 in the business . . . . . . . . . . .       5,542.6    5,609.0    5,947.4
Net unrealized gains on securities . .         127.4      164.3      177.2
Unrealized accumulated foreign
 currency translation adjustments  . .         (33.4)     (86.0)     (87.9)
                                           ---------  ---------  ---------
Total stockholder's equity . . . . . .       7,801.6    7,852.3    8,201.7
                                           ---------  ---------  ---------
TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY  . . . . . . . .     $83,447.6  $80,750.8  $84,786.7
                                           =========  =========  =========


Certain amounts for 1993 have been reclassified to conform with 1994 classifications.

Reference should be made to the Notes to Financial Statements.

                                                            EXHIBIT 20
                                                            Page 3 of 17

CONSOLIDATED STATEMENT OF INCOME AND
NET INCOME RETAINED FOR USE IN THE BUSINESS

                                           Period Ended June 30
                                  Second Quarter           Six Months
                               --------------------   --------------------
(in millions of dollars)         1994       1993        1994       1993
- -----------------------------  ---------  ---------   ---------  ---------
FINANCING REVENUE
Retail and lease financing  .  $   769.2  $   962.9   $ 1,506.5  $ 1,951.4
Leasing . . . . . . . . . . .    1,133.3      948.1     2,185.6    1,888.8
Wholesale and term loans  . .      402.2      308.8       775.6      647.4
                               ---------  ---------   ---------  ---------
Total financing revenue . . .    2,304.7    2,219.8     4,467.7    4,487.6
Interest and discount . . . .   (1,045.3)  (1,221.5)   (2,055.3)  (2,521.5)
Depreciation on operating
 leases . . . . . . . . . . .     (765.4)    (660.5)   (1,454.1)  (1,287.9)
                               ---------  ---------   ---------  ---------
Net financing revenue . . . .      494.0      337.8       958.3      678.2
Insurance premiums earned . .      286.2      283.1       565.6      556.7
Other income  . . . . . . . .      378.0      758.0       789.5    1,411.0
                               ---------  ---------   ---------  ---------
NET FINANCING REVENUE AND
 OTHER  . . . . . . . . . . .    1,158.2    1,378.9     2,313.4    2,645.9
                               ---------  ---------   ---------  ---------
EXPENSES

Salaries and benefits . . . .      191.5      211.1       404.8      406.5
Other operating expenses  . .      294.1      300.5       553.8      526.4
Insurance losses and loss
 adjustment expenses  . . . .      259.6      253.3       498.6      562.5
Provision for financing
 losses . . . . . . . . . . .       54.8      118.9       118.9      175.9
Amortization of intangible
 assets . . . . . . . . . . .       14.1       34.7        32.8       61.5
                               ---------  ---------   ---------  ---------
Total expenses  . . . . . . .      814.1      918.5     1,608.9    1,732.8
                               ---------  ---------   ---------  ---------
Income before income taxes  .      344.1      460.4       704.5      913.1
United States, foreign and
 other income taxes . . . . .      128.0      175.0       263.5      343.6
                               ---------  ---------   ---------  ---------
Income before cumulative
 effect of accounting
 changes  . . . . . . . . . .      216.1      285.4       441.0      569.5
Cumulative effect of
 accounting change  . . . . .       --         --          (7.4)      --
                               ---------  ---------   ---------  ---------
NET INCOME  . . . . . . . . .      216.1      285.4       433.6      569.5
Net income retained for use
 in the business at beginning
 of the period  . . . . . . .    5,576.5    5,912.0     5,609.0    5,877.9
                               ---------  ---------   ---------  ---------
Total . . . . . . . . . . . .    5,792.6    6,197.4     6,042.6    6,447.4
Cash dividends  . . . . . . .      250.0      250.0       500.0      500.0
                               ---------  ---------   ---------  ---------
NET INCOME RETAINED FOR USE
 IN THE BUSINESS AT END OF
 THE PERIOD . . . . . . . . .  $ 5,542.6  $ 5,947.4   $ 5,542.6  $ 5,947.4
                               =========  =========   =========  =========


Certain amounts for 1993 have been reclassified to conform with 1994 classifications.

Reference should be made to the Notes to Financial Statements.

                                                            EXHIBIT 20
                                                            Page 4 of 17
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     Six Months Ended
                                                          June 30
                                                   ---------------------
(in millions of dollars)                             1994        1993
- ---------------------------------------------      ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Income before cumulative effect of
 accounting changes . . . . . . . . . . . . .      $   441.0   $   569.5
Depreciation  . . . . . . . . . . . . . . . .        1,467.6     1,308.7
Taxes payable and deferred  . . . . . . . . .          309.0       (79.4)
Provision for financing losses  . . . . . . .          118.9       175.9
General Motors Corporation and affiliated
 companies  . . . . . . . . . . . . . . . . .          401.9         4.6
Origination/purchase of mortgage loans  . . .       (6,829.7)   (8,939.6)
Proceeds on sale of mortgage loans  . . . . .        6,437.8     9,101.4
Interest payable  . . . . . . . . . . . . . .          107.2       119.5
Other assets  . . . . . . . . . . . . . . . .          (80.9)     (243.8)
Other liabilities . . . . . . . . . . . . . .          198.2       242.6
Other . . . . . . . . . . . . . . . . . . . .           40.7       228.5
                                                   ---------   ---------
Net cash provided by operating activities . .        2,611.7     2,487.9
                                                   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES

Finance receivables-acquisitions  . . . . . .      (80,015.6)  (55,528.1)
                   -liquidations  . . . . . .       77,624.9    55,129.9
Notes receivable General Motors Corporation .          (34.6)    1,634.1
Operating leases-acquisitions . . . . . . . .       (6,252.2)   (3,300.1)
                -liquidations . . . . . . . .        1,633.6     1,335.9
Investments in securities-acquisitions  . . .       (5,633.6)   (6,115.4)
                         -liquidations  . . .        5,542.4     5,856.8
Proceeds from sales of receivables  . . . . .        2,453.4     6,548.9
Due and deferred from receivable sales  . . .         (730.5)      (95.8)
Other . . . . . . . . . . . . . . . . . . . .          322.8       565.7
                                                   ---------   ---------
Net cash (used in) provided by investing
 activities . . . . . . . . . . . . . . . . .       (5,089.4)    6,031.9
                                                   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES

Debt with original maturities 90 days and over
  -proceeds . . . . . . . . . . . . . . . . .       26,744.2    18,120.9
  -liquidations . . . . . . . . . . . . . . .      (27,024.3)  (24,691.7)
Debt with original maturities less than 90
 days-net change  . . . . . . . . . . . . . .        1,579.3    (1,817.1)
Dividends paid  . . . . . . . . . . . . . . .         (500.0)     (500.0)
                                                   ---------   ---------
Net cash provided by (used in) financing
 activities . . . . . . . . . . . . . . . . .          799.2    (8,887.9)
                                                   ---------   ---------
Effect of exchange rate changes on cash and
 cash equivalents . . . . . . . . . . . . . .           (3.9)       (4.2)
                                                   ---------   ---------
Net decrease in cash and cash equivalents . .       (1,682.4)     (372.3)
Cash and cash equivalents at the beginning of
 the period . . . . . . . . . . . . . . . . .        4,028.1     3,871.1
                                                   ---------   ---------
Cash and cash equivalents at the end of the
 period . . . . . . . . . . . . . . . . . . .      $ 2,345.7   $ 3,498.8
                                                   =========   =========


Certain amounts for 1993 have been reclassified to conform with 1994 classifications.

Reference should be made to the Notes to Financial Statements.

                                                            EXHIBIT 20
                                                            Page 5 of 17
NOTES TO FINANCIAL STATEMENTS

NOTE 1.  INVESTMENTS IN SECURITIES

     As of January 1, 1994, GMAC adopted SFAS 115. As a result, GMAC's bonds, notes, certificates of deposit, other investments and preferred stocks with mandatory redemption terms are carried at market value. In prior years, these investments were carried at amortized cost. Other stocks are carried at market (fair) value for both years. The aggregate excess of market value over cost, net of related income taxes, is included as a separate component of stockholder's equity. The fair value of the other financial instruments presented herein is based on quoted market prices.


- --------------------------------------------------------------
(in millions of dollars)          June 30, 1994
                                Fair    Unrealized  Unrealized
Type of Security     Cost       Value     Gains       Losses
- ----------------   ---------  --------- ----------  ----------
Bonds, notes and
 other securities
 United States
  government and
  governmental
  agencies and
  authorities . .  $   202.9  $   198.1  $     1.6  $    (6.4)
 States,
  municipalities
  and political
  subdivisions  .    2,034.9    2,032.8       60.1      (62.2)
 Other  . . . . .      759.3      748.6       14.4      (25.1)
Preferred stocks
 with mandatory
 redemption
 terms  . . . . .        2.4        2.4        0.0        0.0
                   ---------  ---------  ---------  ---------

Total bonds, notes
 and other
 securities . . .  $ 2,999.5  $ 2,981.9  $    76.1  $   (93.7)
                   =========  =========  =========  =========

                                                            EXHIBIT 20
                                                            Page 6 of 17
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1.  INVESTMENTS IN SECURITIES (continued)

     The distribution of maturities of debt securities outstanding at June 30, 1994, December 31, 1993 and June 30, 1993 is summarized as follows:
- ------------------------------------------------------------
(in millions of
 dollars)             June 30, 1994       December 31, 1993
                               Fair                  Fair
Maturity            Cost       Value      Cost       Value
- ---------------   ---------  ---------  ---------  ---------
Due in one year
 or less  . . .   $   237.6  $   239.4  $   168.0  $   173.5
Due after one
 year through
 five years . .       592.3      601.6      621.6      663.7
Due after five
 years through
 ten years  . .       896.3      892.0      876.6      931.8
Due after ten
 years  . . . .     1,126.1    1,102.4    1,075.2    1,157.4
Mortgage-backed
 securities . .       144.8      144.1      182.5      193.7
Preferred
 stock-mandatory
 redemption
 terms  . . . .         2.4        2.4        4.8        4.8
                  ---------  ---------  ---------  ---------
Total debt
 securities . .   $ 2,999.5  $ 2,981.9  $ 2,928.7  $ 3,124.9
                  =========  =========  =========  =========
- -------------------------------------------------------------
(in millions of
 dollars)             June 30, 1993
                               Fair
Maturity            Cost       Value
- ---------------   ---------  ---------
Due in one year
 or less  . . .   $   133.9  $   134.9
Due after one
 year through
 five years . .       618.1      650.0
Due after five
 years through
 ten years  . .       747.2      797.3
Due after ten
 years  . . . .     1,095.0    1,173.5
Mortgage-backed
 securities . .       324.5      338.6
Preferred
 stock-mandatory
 redemption
 terms  . . . .         4.8        4.8
                  ---------  ---------
Total debt
 securities . .   $ 2,923.5  $ 3,099.1
                  =========  =========

                                                            EXHIBIT 20
                                                            Page 7 of 17
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1.  INVESTMENTS IN SECURITIES (continued)

     Proceeds from the sale of debt securities amounted to $481.6 million, $2,093.4 million and $1,181.3 million at June 30, 1994, December 31, 1993 and June 30, 1993, respectively. Gross realized gains amounted to $8.4 million, $58.6 million and $33.4 million at June 30, 1994, December 31, 1993 and June 30, 1993, respectively. Gross realized losses amounted to $5.2 million, $13.3 million and $1.4 million at June 30, 1994, December 31, 1993 and June 30, 1993, respectively.

- --------------------------------------------------------------
(in millions of
 dollars)
                      June 30, 1994       December 31, 1993
Type of                        Fair                  Fair
Security            Cost       Value      Cost       Value
- ----------------  ---------  ---------  ---------  ---------
Equity
 securities-
 common stocks
 Public
  utilities . . . $    18.9  $    40.4  $    19.8  $    46.1
 Banks, trust and
  insurance
  companies . . .      18.6       26.8       10.4       22.1
 Industrial and
  miscellaneous       260.4      446.2      236.0      452.8
                  ---------  ---------  ---------  ---------
Total equity
 securities . . . $   297.9  $   513.4  $   266.2  $   521.0
                  =========  =========  =========  =========

- --------------------------------------------------------------
(in millions of
 dollars)
                      June 30, 1993
Type of                        Fair
Security            Cost       Value
- ----------------  ---------  ---------
Equity
 securities-
 common stocks
 Public
  utilities . . . $    20.9  $    50.6
 Banks, trust and
  insurance
  companies . . .       7.4       23.6
 Industrial and
  miscellaneous       218.8      441.3
                  ---------  ---------
Total equity
 securities . . . $   247.1  $   515.5
                  =========  =========

                                                            EXHIBIT 20
                                                            Page 8 of 17
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1.  INVESTMENTS IN SECURITIES (concluded)

     The difference between fair (market) value and cost of equity securities at June 30, 1994, December 31, 1993 and June 30, 1993, consisted of gross unrealized gains (excess of market value over cost) of $233.7 million, $270.9 million and $336.4 million and gross unrealized losses (excess of cost over market value) of $18.2 million, $16.1 million and $68.0 million, respectively.

     Net realized gains from the sale of equity securities amounted to $14.9 million, $158.2 million and $115.4 million at June 30, 1994, December 31, 1993 and June 30, 1993,
respectively.


NOTE 2.  FINANCE RECEIVABLES

     The composition of finance receivables outstanding at
June 30, 1994, December 31, 1993 and June 30, 1993 is
summarized as follows:
                               June 30    Dec. 31    June 30
(in millions of dollars)        1994       1993       1993
- ---------------------------   ---------  ---------  ---------
United States
 Retail . . . . . . . . . .   $24,797.2  $22,322.2  $24,955.4
 Wholesale  . . . . . . . .    14,170.2   16,290.3    8,495.9
 Leasing and lease
  financing . . . . . . . .     1,815.1    2,372.1    3,583.2
 Term loans to dealers and
  others  . . . . . . . . .     3,680.7    3,984.4    4,101.6
                              ---------  ---------  ---------
Total United States . . . .    44,463.2   44,969.0   41,136.1

Canada and International
 Retail . . . . . . . . . .     7,377.7    6,846.4    7,141.4
 Wholesale  . . . . . . . .     4,595.7    4,383.3    4,828.4
 Leasing and lease
  financing . . . . . . . .     1,574.9    1,491.3    1,706.1
 Term loans to dealers and
  others  . . . . . . . . .       473.9      387.9      334.4
                              ---------  ---------  ---------
Total Canada and
 International  . . . . . .    14,022.2   13,108.9   14,010.3
                              ---------  ---------  ---------
Total finance receivables .    58,485.4   58,077.9   55,146.4

Deductions
 Unearned income  . . . . .     3,438.8    3,195.1    3,535.0
 Allowance for financing
  losses  . . . . . . . . .       764.5      748.0      752.6
                              ---------  ---------  ---------
Total deductions  . . . . .     4,203.3    3,943.1    4,287.6
                              ---------  ---------  ---------
Finance receivables (net) .   $54,282.1  $54,134.8  $50,858.8
                              =========  =========  =========

                                                            EXHIBIT 20
                                                            Page 9 of 17
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 3.   NOTES, LOANS AND DEBENTURES
          PAYABLE WITHIN ONE YEAR

                               June 30    Dec. 31    June 30
(in millions of dollars)        1994       1993       1993
- ---------------------------   ---------  ---------  ---------
Short-term notes
 Commercial paper . . . . .   $16,855.6  $14,521.1  $13,428.0
 Master notes . . . . . . .       563.3      467.8      642.2
 Demand notes . . . . . . .     2,327.0    2,161.0    2,116.1
 Other  . . . . . . . . . .       588.4      645.5      491.0
                              ---------  ---------  ---------
Total principal amount  . .    20,334.3   17,795.4   16,677.3
Unamortized discount  . . .      (119.1)     (61.6)     (60.2)
                              ---------  ---------  ---------
Total . . . . . . . . . . .    20,215.2   17,733.8   16,617.1
                              ---------  ---------  ---------
Bank loans and overdrafts .     5,131.1    5,716.6    5,542.7
                              ---------  ---------  ---------

Other notes, loans and
 debentures payable
 within one year
  Medium-term notes . . . .     6,466.0    8,569.0    9,340.7
  Other . . . . . . . . . .     1,946.2    3,065.0    5,170.5
                              ---------  ---------  ---------
Total . . . . . . . . . . .     8,412.2   11,634.0   14,511.2
                              ---------  ---------  ---------
Total payable within one
 year . . . . . . . . . . .   $33,758.5  $35,084.4  $36,671.0
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

                                                            EXHIBIT 20
                                                            Page 10 of 17
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 4.  NOTES, LOANS, AND DEBENTURES
         PAYABLE AFTER ONE YEAR

(in millions
 of dollars)       Weighted
               Average Interest
                   Rates at      June 30   Dec. 31   June 30
  Maturity      June 30, 1994     1994      1993      1993
- --------------  -------------   --------- --------- ---------
NOTES, LOANS
AND DEBENTURES
United States
 currency
  1994  . . . .       --        $   --    $   --    $ 3,908.6
  1995  . . . .       6.5%        2,529.2   6,040.1   5,336.5
  1996  . . . .       6.7%        7,364.8   5,173.1   3,901.2
  1997  . . . .       7.1%        5,639.3   4,391.6   4,140.7
  1998  . . . .       6.6%        1,852.1   1,455.7     664.0
  1999  . . . .       7.0%        3,080.0   1,600.0   1,600.0
  2000 - 2004 .       8.3%        3,869.5   3,249.1   3,400.0
  2005 - 2009 .       8.8%          200.0     200.0     650.0
  2010 - 2014 .      10.2%        1,203.5   1,203.5   1,203.5
  2015 - 2049 .       8.9%          748.7     748.7     748.7
                                --------- --------- ---------
Total United
 States currency                 26,487.1  24,061.8  25,553.2
Other currencies
1994 - 1998 . .       7.3%        4,969.0   4,442.4   4,531.1
                                --------- --------- ---------
Total notes,
 loans and
 debentures . .                  31,456.1  28,504.2  30,084.3
Unamortized
 discount . . .                    (803.6)   (815.4)   (827.8)
                                --------- --------- ---------
Total notes,
 loans and
 debentures
 payable after
 one year . . .                 $30,652.5 $27,688.8 $29,256.5
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

                                                            EXHIBIT 20
                                                            Page 11 of 17
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 5.  SALE OF FINANCE RECEIVABLES

     During the second quarter of 1994, the Company sold retail receivables with principal aggregating $1,151.9 million, compared with $2,009.3 million for the second quarter of 1993. Pre-tax gains relating to such sales recorded in "Other Income" (excluding limited recourse loss provisions) amounted to $19.8 million, compared with $76.9 million for the second quarter of 1993. For the first six months of 1994 and 1993, pre-tax gains on such sales amounted to $19.8 million and $250.8 million, respectively.

     The Company sells retail receivables through special purpose subsidiaries which absorb all losses related to sold receivables to the extent of their subordinated investments, as well as certain segregated restricted cash flows. Appropriate limited recourse loss provisions associated with sold receivables are included in the Company's provision for financing losses.

     During the first quarter of 1994, the Company completed its first wholesale receivable sale which included $1,250.0 million floating rate term notes sold to the public and floating rate subordinated certificates of $132.0 million privately placed. The certificates, when taken together with the reserve fund, provides credit support for the notes. As part of the transaction, a floating rate revolving note initially totaling $850.3 million, which has a varying balance up to a maximum of $1,250.0 million, was also issued and is currently being held by GMAC. Consequently, the balance of this note is being shown in the following table as "Investment in wholesale revolving note". On July 1, 1994 the wholesale revolving note was sold in a private transaction to New Center Asset Trust, a non-consolidated special purpose entity.

     The Company's interest in excess servicing cash flows, subordinated interest in trusts, cash deposits and other related amounts are generally restricted assets and subject to limited recourse provisions. The following is a summary of amounts included in "Due and deferred from receivable sales
(net)".

                                                            EXHIBIT 20
                                                            Page 12 of 17
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 5.  SALE OF FINANCE RECEIVABLES (concluded)

                               June 30    Dec. 31    June 30
(in millions of dollars)        1994       1993       1993
- ---------------------------   ---------  ---------  ---------
Excess servicing  . . . . .   $   506.4  $   745.5  $   638.6
Other restricted amounts:
 Subordinated interest in
  trusts  . . . . . . . . .       553.2      726.8      666.8
 Cash deposits held by trusts     776.4      557.5      409.9
 Investment in wholesale
  revolving note  . . . . .       875.7       --         --
Deferred servicing and
 other   .. . . . . . . . .       (41.1)     (64.9)     (72.9)
Allowance for estimated
 credit losses on sold
 receivables  . . . . . . .       (83.3)    (107.3)    (229.2)
                              ---------  ---------  ---------
Total . . . . . . . . . . .   $ 2,587.3  $ 1,857.6  $ 1,413.2
                              =========  =========  =========


     Outstanding principal balances of sold retail receivables
(including subordinated interests) at June 30, 1994, December
31, 1993 and June 30, 1993 totaled $13.4 billion, $14.9
billion and $13.1 billion, respectively.

NOTE 6.  TRANSACTIONS WITH AFFILIATES

     The amounts due General Motors Corporation and affiliated companies at the balance sheet dates relate principally to current wholesale financing of sales of General Motors products.

     Receivables from General Motors Corporation decreased to $1.4 billion at June 30, 1994, compared with $9.9 billion at June 30, 1993. This reduction reflects the resumption by GMAC of dealer wholesale inventory financing which had previously been provided by General Motors. Such General Motors financing had been supported by a financing agreement under which GMAC extended loans to General Motors. This financing agreement was terminated in the first quarter of 1994.

     The Company has purchased certain vehicles which General Motors acquired from its fleet and rental customers. The cost of these vehicles held for resale, which is included in other earning assets, at June 30, 1994 and 1993 was $285.0 million and $491.2 million, respectively.

     From time to time, the Company and one of its subsidiaries have made interest-bearing loans to National Car Rental Systems, Inc. (NCRS), a consolidated subsidiary of General Motors Corporation and certain other affiliates of General Motors Corporation. At June 30, 1994 and 1993, $1,390.1 million and $1,539.7 million, respectively, of such loans (including NCRS) were outstanding.

                                                            EXHIBIT 20
                                                            Page 13 of 17
NOTES TO FINANCIAL STATEMENTS (concluded)

NOTE 7.  FINANCIAL INSTRUMENTS

     GMAC utilizes a variety of interest rate contracts including interest rate swaps, caps and currency swaps in the normal course of managing its interest rate exposures. The total notional amount of off-balance sheet instruments outstanding was $10,060.7 million at June 30, 1994, $8,623.9 million at December 31, 1993 and $5,827.3 million at June 30, 1993.

     The Company has commitments to sell mortgages or mortgage-backed securities at June 30, 1994 and 1993, comprised of mandatory delivery contracts with investors totaling $1,695.8 million and $2,724.7 million, respectively. Also outstanding at June 30, 1994 and 1993, were commitments to purchase/fund first mortgage loans at fixed prices totaling $881.7 million and $1,955.5 million, respectively.
                     _______________________________

                                                            EXHIBIT 20
                                                            Page 14 of 17

SUPPLEMENTARY FINANCIAL DATA

SUMMARY OF FINANCING OPERATIONS*
                                           Period Ended June 30
                                  Second Quarter           Six Months
                               --------------------   --------------------
in millions of dollars)          1994       1993        1994       1993
- ---------------------------    ---------  ---------   ---------  ---------
INCOME

Financing revenue   . . . .    $ 2,305.3  $ 2,220.5   $ 4,468.9  $ 4,489.0
 Interest and discount  . .      1,045.3    1,221.5     2,055.3    2,521.5
 Depreciation on operating
  leases  . . . . . . . . .        765.4      660.5     1,454.1    1,287.9
                               ---------  ---------   ---------  ---------
Net financing revenue . . .        494.6      338.5       959.5      679.6
Other income  . . . . . . .        291.6      593.6       620.5    1,116.3
                               ---------  ---------   ---------  ---------
Net financing revenue and
 other  . . . . . . . . . .        786.2      932.1     1,580.0    1,795.9
                               ---------  ---------   ---------  ---------
Expenses
 Salaries and benefits  . .        159.9      179.6       339.5      344.9
 Other operating
  expenses  . . . . . . . .        254.6      241.8       467.1      448.5
 Provision for financing
  losses  . . . . . . . . .         54.8      118.9       118.9      175.9
 Amortization of intangible
  assets  . . . . . . . . .         11.6       32.2        27.8       56.5
                               ---------  ---------   ---------  ---------
Total expenses . . . . . . .       480.9      572.5       953.3    1,025.8
                               ---------  ---------   ---------  ---------
Income before income taxes .       305.3      359.6       626.7      770.1
United States, foreign and
 other income taxes  . . . .       120.7      146.0       249.3      306.2
                               ---------  ---------   ---------  ---------
Income before cumulative
 effect of accounting
 changes  . . . . . . . . .        184.6      213.6       377.4      463.9
Cumulative effect of
 accounting change  . . . .         --         --          (6.8)      --
                               ---------  ---------   ---------  ---------
Income from financing
 operations . . . . . . . .    $   184.6  $   213.6   $   370.6  $   463.9
                               =========  =========   =========  =========

*Before elimination of intercompany amounts.






















                                                          (continued)

                                                            EXHIBIT 20
                                                            Page 15 of 17

SUPPLEMENTARY FINANCIAL DATA (continued)

SUMMARY OF FINANCING OPERATIONS* (concluded)

                               June 30    Dec. 31    June 30
(in millions of dollars)        1994       1993       1993
- ---------------------------   ---------  ---------  ---------
NET ASSETS

ASSETS

Cash and cash equivalents .   $ 2,315.0  $ 3,980.6  $ 3,453.0
                              ---------  ---------  ---------
Earning Assets
 Investments in securities         20.2       18.4       37.7
                              ---------  ---------  ---------
 Finance receivables  . . .    55,046.6   54,882.8   51,611.4
 Less-Allowance for
  financing losses  . . . .      (764.5)    (748.0)    (752.6)
                              ---------  ---------  ---------
 Finance receivables (net)     54,282.1   54,134.8   50,858.8
 Receivable General Motors
  Corporation   . . . . . .     1,390.1    1,355.5    9,929.1
 Other earning assets . . .    19,931.1   15,843.8   14,973.0
                              ---------  ---------  ---------
Total earning assets  . . .    75,623.5   71,352.5   75,798.6
                              ---------  ---------  ---------
Other assets  . . . . . . .     1,070.8    1,061.5    1,150.7
                              ---------  ---------  ---------
Total assets  . . . . . . .   $79,009.3  $76,394.6  $80,402.3
                              ---------  ---------  ---------
LIABILITIES

Notes, loans and debentures
 payable within one year  .   $33,758.5  $35,084.4  $36,671.0
                              ---------  ---------  ---------
Accounts payable and other
 liabilities
 General Motors Corporation
  and affiliated
  companies . . . . . . . .     2,922.1    2,514.0    2,857.3
 Other postretirement
  benefits  . . . . . . . .       457.1      436.9      419.4
 Other  . . . . . . . . . .     4,584.9    3,991.9    4,100.6
                              ---------  ---------  ---------
Total accounts payable and
 other liabilities  . . . .     7,964.1    6,942.8    7,377.3
                              ---------  ---------  ---------
Notes, loans and debentures
 payable after one year . .    30,652.5   27,688.8   29,256.5
                              ---------  ---------  ---------
Total liabilities   . . . .   $72,375.1  $69,716.0  $73,304.8
                              ---------  ---------  ---------
Net assets of financing
 operations . . . . . . . .   $ 6,634.2  $ 6,678.6  $ 7,097.5
                              =========  =========  =========

*Before elimination of intercompany amounts.

                                                            EXHIBIT 20
                                                            Page 16 of 17

SUPPLEMENTARY FINANCIAL DATA (continued)

SUMMARY OF INSURANCE OPERATIONS*
                                           Period Ended June 30
                                  Second Quarter           Six Months
                               --------------------   --------------------
in millions of dollars)          1994       1993        1994       1993
- ---------------------------    ---------  ---------   ---------  ---------
INCOME

Net premiums written
 Personal lines . . . . . .    $   130.5  $   119.0   $   246.7  $   236.7
 Mechanical . . . . . . . .         85.6       80.6       162.0      159.4
 Life and disability  . . .         23.0       23.0        44.8       41.1
 Commercial lines,
  reinsurance and
  miscellaneous . . . . . .         83.9       78.5       176.5      163.6
                               ---------  ---------   ---------  ---------
Net premiums written  . . .        323.0      301.1       630.0      600.8
Changes in unearned
 premiums . . . . . . . . .        (29.3)     (14.9)      (49.9)     (26.5)
                               ---------  ---------   ---------  ---------
Premiums earned   . . . . .        293.7      286.2       580.1      574.3
Investments and other
 income . . . . . . . . . .         86.3      164.4       169.0      294.7
                               ---------  ---------   ---------  ---------
Total . . . . . . . . . . .        380.0      450.6       749.1      869.0

Expenses
 Salaries and benefits  . .         31.6       31.5        65.3       61.6
 Other operating
  expenses  . . . . . . . .         66.7       66.8       130.9      101.2
 Losses and loss adjustment
  expenses  . . . . . . . .        240.4      249.0       470.1      558.2
 Amortization of intangible
  assets  . . . . . . . . .          2.5        2.5         5.0        5.0
                               ---------  ---------   ---------  ---------
Total expenses  . . . . . .        341.2      349.8       671.3      726.0
                               ---------  ---------   ---------  ---------
Income before income
 taxes  . . . . . . . . . .         38.8      100.8        77.8      143.0
Income taxes  . . . . . . .          7.3       29.0        14.2       37.4
                               ---------  ---------   ---------  ---------
Income before cumulative
 effect of accounting
 changes  . . . . . . . . .         31.5       71.8        63.6      105.6
Cumulative effect of
 accounting change  . . . .         --         --          (0.6)      --
                               ---------  ---------   ---------  ---------
Income from insurance
 operations . . . . . . . .    $    31.5  $    71.8   $    63.0  $   105.6
                               =========  =========   =========  =========

*Before elimination of intercompany amounts.














                                                          (continued)

                                                            EXHIBIT 20
                                                            Page 17 of 17
SUPPLEMENTARY FINANCIAL DATA (concluded)

SUMMARY OF INSURANCE OPERATIONS* (concluded)

                               June 30    Dec. 31    June 30
(in millions of dollars)        1994       1993       1993
- ---------------------------   ---------  ---------  ---------
NET ASSETS

ASSETS

Cash  . . . . . . . . . . .   $    30.7  $    47.5  $    45.8
Investments in securities .     3,475.1    3,431.3    3,401.3
Premiums and other
 receivables  . . . . . . .       281.2      262.5      281.9
Deferred policy acquisition
 cost . . . . . . . . . . .        86.1       77.0       75.8
Prepaid reinsurance
 premiums . . . . . . . . .       119.5      105.5       96.7
Reinsurance recoverable on
 unpaid insurance losses
 and loss adjustment
 expense  . . . . . . . . .       216.2      220.3      207.4
Other assets  . . . . . . .       281.8      270.9      337.8
                              ---------  ---------  ---------
Total assets  . . . . . . .   $ 4,490.6  $ 4,415.0  $ 4,446.7
                              ---------  ---------  ---------
LIABILITIES

Unpaid insurance losses and
 loss adjustment expenses .   $ 1,555.6  $ 1,569.4  $ 1,561.6
Unearned insurance
 premiums . . . . . . . . .     1,401.3    1,337.4    1,293.7
Deferred federal income
 taxes  . . . . . . . . . .       (34.2)     (11.3)      (4.9)
Other postretirement
 benefits . . . . . . . . .        93.3       88.0       83.3
Other . . . . . . . . . . .       307.3      257.8      408.8
                              ---------  ---------  ---------
Total liabilities . . . . .   $ 3,323.3  $ 3,241.3  $ 3,342.5
                              ---------  ---------  ---------
Net assets of insurance
 operations  . . . . . . .    $ 1,167.3  $ 1,173.7  $ 1,104.2
                              =========  =========  =========

*Before elimination of intercompany amounts.