Form 10-Q
period 1994-09-30
GENERAL MOTORS ACCEPTANCE CORP
filed 1994-11-14
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED SEPTEMBER 30, 1994, OR

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

     As of September 30, 1994, there were outstanding
22,000,000 shares of the issuer's common stock.

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

ITEM 1.   FINANCIAL STATEMENTS.

          1.   Consolidated Balance Sheet, September 30, 1994,
               December 31, 1993 and September 30, 1993.

          2.   Consolidated Statement of Income and Net Income
               Retained for Use in the Business for the Third
               Quarter and Nine Months Ended September 30,
               1994 and 1993.

          3.   Consolidated Statement of Cash Flows for the
               Nine Months Ended September 30, 1994 and 1993.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     Consolidated net income from General Motors Acceptance Corporation (GMAC) financing and Motors Insurance Corporation
(MIC) insurance operations totaled $244.6 million for the third quarter of 1994, compared with $204.8 million earned in the third quarter of 1993. For the first nine months of 1994, net income totaled $678.2 million, a decrease of $96.1 million from the same period last year. Earnings for the first nine months of 1994 reflect an unfavorable first quarter after-tax charge of $7.4 million related to the cumulative effect on income resulting from the implementation of Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits.

     Net income from financing operations, including GMAC Mortgage Corporation (GMACM) results, totaled $211.6 million for the 1994 third quarter. The $45.4 million increase from the same period last year reflects higher earnings in U.S. auto financing operations largely due to a more favorable funding mix, resulting from greater investor confidence in GM and GMAC, and continued favorable loan-loss experience. In addition, the third quarter of 1993 was unfavorably affected by a cumulative adjustment for the statutory increase in the U.S. federal income tax rate effective for the 1993 tax year. For the first nine months of 1994, net financing income (excluding the cumulative impact of SFAS No. 112) totaled $589.0 million in comparison to $630.1 million during the same period in 1993.

     Net income from insurance operations was $33.0 million for the third quarter of 1994, a $5.6 million decrease as compared to the third quarter of 1993, with the year-to-year change primarily reflective of lower underwriting results due to accelerated amortization of credit insurance policy acquisition costs. For the first nine months of 1994, net income from insurance operations (excluding the cumulative impact of SFAS No. 112) was $96.6 million, compared with $144.2 million for the same period in 1993. The decline in net income reflects non-recurring capital gains recognized in the first nine months of 1993, partially offset by lower insurance loss experience in the 1994 period.

FINANCING VOLUME

     Deliveries of new General Motors (GM) cars and trucks in the United States were 1,194,000 during the third quarter of 1994, an increase of 7% from the same period last year. Deliveries during the first nine months of 1994 totaled 3,810,000, an 8% increase over deliveries of 3,534,000 for the first nine months of 1993. During the third quarter of 1994, GMAC financed 23% of new General Motors products delivered in the U.S., a 6 percentage point decrease from the same period last year, while penetration for the first nine months of 1994 decreased to 25% of new GM deliveries, two percentage points lower than the comparable 1993 period. The decrease in retail and lease unit financing and penetration reflects continued intense competitive pressures within a robust sales environment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).

     During the third quarter of 1994, GMAC financed or leased worldwide 444,000 new passenger cars and trucks, a decrease of 8% from the comparable 1993 period. In the United States, GMAC financed or leased 293,000 new vehicles during the third quarter of 1994 and 1,026,000 new vehicles for the first nine months of 1994 compared with 350,000 and 1,025,000 in the third quarter and first nine months of 1993, respectively. Outside the United States, GMAC financed or leased 151,000 new vehicles in the third quarter of 1994 and 471,000 new vehicles for the first nine months of 1994 compared with 133,000 and 401,000 in the third quarter and first nine months of 1993, respectively.

     Retail leasing volume worldwide totaled 168,000 units in the third quarter of 1994, a 112% increase from a year ago. Retail leasing volume totaled 471,000 units during the first nine months of 1994 compared with 244,000 units for the same period a year ago. The year-to-year increase can be largely attributed to an increase in operating lease assets due to the continued acceptance and popularity of retail leasing.

     GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided on 782,000 and 2,747,000 new GM vehicles in the third quarter and first nine months of 1994, compared with 713,000 and 2,606,000 new GM vehicles during the same periods in 1993. GMAC's wholesale financing represented 75% of all GM sales to dealers during the first nine months of 1994, a slight decrease from 76% for the comparable period a year ago.

     GMAC Mortgage Corporation loan origination, purchased mortgage servicing and correspondent loan volume totaled $3.0 billion for the third quarter of 1994, $2.9 billion below a year ago, primarily due to the industry-wide reduction in mortgage refinancings. At September 30, 1994, the combined mortgage servicing portfolio, including $23.6 billion of loans master serviced by GMAC's Residential Funding Corporation, amounted to $58.3 billion, up $1.9 billion from September 30, 1993.

ASSETS

     GMAC's consolidated assets totaled $81.2 billion at September 30, 1994, compared to $80.8 billion and $79.5 billion at December 31, 1993 and September 30, 1993, respectively. Consolidated earning assets totaled $77.4 billion at September 30, 1994, up $3.0 billion from $74.4 billion at September 30, 1993 and up $2.6 billion from the December 31, 1993 level of $74.8 billion. The year-to-year increase can be largely attributed to an increase in operating lease assets due to the continued acceptance and popularity of the SmartLease program, offset by lower finance receivables.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).

     Cash and Cash Equivalents, which primarily include short term borrowed funds in excess of requirements invested in short-term marketable securities, totaled $1,774.4 million at September 30, 1994. This compared to $4,028.1 million at December 31, 1993 and $3,068.7 million at September 30, 1993. The decrease is due to a strategy that seeks to reduce the liquidity portfolio and has been undertaken as a direct result of the Company's improved access to the capital markets.

     At September 30, 1994, consolidated worldwide retail finance receivables, net of unearned income, totaled $28.0 billion, unchanged from September 30, 1993 but up $2.0 billion from year-end 1993. The Company continues to utilize an asset securitization program as an alternative funding source and as a result sold retail receivables with principal in the United States aggregating $2.7 billion and $9.8 billion, respectively, during the nine month periods ended September 30, 1994 and September 30, 1993.

     With respect to sold receivables, GMAC continues to service these receivables for a fee. The Company's servicing portfolio at September 30, 1994, totaled $12.5 billion, compared with $14.9 billion and $13.7 billion at December 31, 1993 and September 30, 1993, respectively. The decline in this portfolio reflects fewer sales of retail receivables during 1994.

     Consolidated worldwide capital leasing and lease financing receivables, net of unearned income, at September 30, 1994 were $3.3 billion, down $0.5 billion and $1.0 billion from December 31, 1993 and September 30, 1993, respectively. These reductions are primarily reflective of General Motors' reduction in fleet sales to daily rental companies and the resultant GMAC fleet financing reduction.

     The Company sold wholesale receivables through a special purpose subsidiary totaling $2.2 billion during 1994. GMAC continues to service these receivables. (See Note 5).

     Wholesale receivables financed by GMAC, primarily dealer vehicle inventories, were $17.0 billion at September 30, 1994, compared to $20.7 billion at December 31, 1993 and $10.3 billion at September 30, 1993. The level of wholesale receivables at the end of the third quarter of 1994, as compared to the asset levels at September 30, 1993, reflects the resumption by GMAC of dealer wholesale inventory financing previously financed by General Motors, offset by lower levels of dealer inventory and sales of wholesale finance receivables. The following table summarizes wholesale assets on a comparable year-to-year basis:

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).

Wholesale
Inventory     Sept. 30          December 31         Sept. 30
Financing       1994               1993               1993
- ----------   -----------        -----------        -----------
                         (in billions of dollars)

GMAC         $      17.0        $      20.7        $      10.3

General
Motors*              0.0                0.0                6.7
             -----------        -----------        -----------
Total        $      17.0        $      20.7        $      17.0
             ===========        ===========        ===========

*  Included in Receivables General Motors Corporation.  (See
   Note 6).

     Operating lease assets, net of depreciation, offered principally under the GMAC SmartLease program, increased to $16.5 billion at September 30, 1994 from $11.4 billion and $10.8 billion at December 31, 1993 and September 30, 1993, respectively. The increase primarily reflects growth in the U.S. and Canadian markets, driven by continued consumer acceptance of leasing and enhanced manufacturer's subvented programs.

     Real estate mortgage inventory held for sale, including warehouse advances, amounted to $1,928.7 million at September 30, 1994, essentially unchanged from September 30, 1993, but up $101.2 million from December 31, 1993. The Company's due and deferred from receivable sales (net) was $1,599.6 million at September 30, 1994, as compared to $1,857.6 million at December 31, 1993 and $1,511.4 million at September 30, 1993, with the decrease from year-end primarily attributable to the normal amortization of net assets on existing sales of receivables and the leveling out of activity in the sales of receivables market during the period. (See Note 5). Other earning assets totaled $1,003.3 million at September 30, 1994, up from $795.2 million and $606.4 million at December 31, 1993 and September 30, 1993, respectively, with the increase primarily attributable to the origination of GMAC Mortgage Corporation real estate loans which are being held for investment.

     Intangible assets included in other assets totaled $362.7 million at September 30, 1994, compared with $360.9 million at 1993 year-end and $392.8 million at the end of the third quarter of 1993. Other nonearning assets, essentially comprised of insurance premium receivables, foreclosed mortgages or mortgages otherwise classified as nonearning, excess mortgage servicing fees, and repossessed vehicles, totaled $1,680.9 million at the end of the third quarter of 1994, as compared to $1,578.0 million and $1,703.9 million at December 31, 1993 and September 30, 1993, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).

LIQUIDITY

     The Company's liquidity, as well as its ability to profitably effect ongoing core business acquisition activity, are in large part dependent upon its timely access to and the costs associated with raising funds in different segments of the capital markets. In this regard, GMAC regularly accesses the short-, medium- and long-term debt markets, principally through commercial paper, medium-term notes and underwritten transactions.

     GMAC's total borrowings were $61.6 billion at September 30, 1994, compared with $61.2 billion at September 30, 1993 and $62.8 billion at December 31, 1993. Approximately 79.1% represented funding for operations in the United States, with the remaining 20.9% of borrowings being allocated among Canada (6.7%), Germany (6.5%), and other countries (7.7%). Total short-term debt worldwide at September 30, 1994, amounted to $17.6 billion, down from $17.7 billion at December 31, 1993 and up from $14.9 billion at September 30, 1993.

     The Company has a committed bank credit facility of $10 billion, as well as an $8.5 billion asset backed commercial paper liquidity and receivables credit facility to a non-consolidated special purpose entity established to issue asset backed commercial paper. In addition, GMAC has $4.8 billion in committed bank credit facilities to support the funding needs of the Company's international subsidiaries.

     The $10 billion bank credit facility includes a covenant such that, so long as the commitments remain in effect or any amount is owing to any lender under such commitments, the ratio of consolidated debt to total stockholder's equity as of the last day of any fiscal quarter shall not exceed 11.0 to
1.0. With regard to such covenant, GMAC's ratio of total borrowings to equity capital at September 30, 1994 was 7.8:1 compared with 7.7:1 at September 30, 1993.

     For the third quarter of 1994, GMAC paid dividends to General Motors Corporation amounting to $250 million and thereby totaling $750 million for the first nine months of 1994, compared to $500 million and $1.0 billion paid during the comparable periods in 1993.

     The scope of GMAC's capability to tap the capital markets for unsecured debt is linked to both its term debt and commercial paper ratings. This is particularly true with respect to the Company's commercial paper ratings. Lower ratings generally result in higher borrowing costs as well as reduced access to the capital markets. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. As of November 14, 1994, such agencies had assigned the following ratings to GMAC:

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

     The Company utilizes a variety of interest rate contracts including interest rate swaps and options in the normal course of managing its interest rate exposures. The Company also uses currency swaps to hedge its foreign currency denominated debt. The total notional amounts of off-balance sheet instruments outstanding was $10.5 billion at September 30, 1994, compared with $8.6 billion at December 31, 1993 and $6.7 billion at September 30, 1993 which are summarized as follows:

                             Sept. 30    Dec. 31     Sept. 30
(In billions of dollars)       1994        1993        1993
- -------------------------    --------    --------    --------

Currency swaps               $    1.7    $    1.6    $    1.3
Interest rate swaps               3.8         1.7         1.9
Interest rate options             5.0         5.3         3.5
                             --------    --------    --------
Total                        $   10.5    $    8.6    $    6.7
                             ========    ========    ========

     The Company has commitments to sell mortgages or mortgage-backed securities comprised of mandatory delivery contracts with investors totaling $1.3 billion at September 30, 1994, versus $3.0 billion at September 30, 1993. Also outstanding at September 30, 1994 and 1993, were commitments to purchase/fund first mortgage loans at fixed prices totaling $1.0 billion and $2.7 billion, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).

CASH FLOWS

     For the nine month period ending September 30, 1994, cash provided by operating activities totaled $3,979.9 million. Such cash was used in net investing and financing activities totaling $3,739.0 million and $2,491.1 million, respectively, including dividends of $750 million, with a resultant decrease in cash and cash equivalents amounting to $2,253.7 million.
In comparison, cash provided by operating and investing activities during the first nine months of 1993 totaled $3,738.4 million and $9,600.7 million, respectively. Such cash was utilized to reduce debt by $13,133.5 million and pay dividends of $1,000.0 million, with a net decrease in cash and cash equivalents of $802.4 million. The decrease in cash and cash equivalents reflects a planned reduction in the liquidity portfolio, due to continued favorable access to the capital markets, as well as lower proceeds from sales of finance receivables.

FINANCIAL REVIEW

     Financing revenue totaled $2.4 billion and $6.8 billion for the third quarter and first nine months of 1994, respectively, $164.3 million greater than the amount reported for the comparable 1993 quarter and $144.4 million greater than the amount recorded for the 1993 nine month period. The year-to-year increase is primarily attributable to increases in leasing revenues, resulting from continued growth in operating lease activity and greater wholesale revenue due to GMAC's resumption of dealer wholesale inventory formerly financed by General Motors. This increase was partially offset by reduced lease financing revenues due to General Motors' reduction in fleet sales to daily rental companies.

     Interest and discount expense amounted to $1.0 billion for the third quarter of 1994, compared with $1.1 billion for the same period in 1993. Interest and discount expense totaled $3.1 billion for the first nine months of 1994, a decrease of 14.8% from the comparable period in 1993. The average cost of funds worldwide for the third quarter of 1994 declined to 6.63%, a decrease of 32 basis points from a year earlier. The worldwide cost of funds averaged 6.56% for the first nine months of 1994, down 37 basis points from a year ago. Total borrowing costs for United States operations averaged 6.41% for the third quarter and 6.32% for the first nine months of 1994, compared with 6.56% and 6.53%, respectively, for the same 1993 periods. The decline in borrowing costs reflects a more favorable short-term funding mix resulting from an increasingly positive perception of GMAC's financial position by the capital markets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).

     Depreciation expense on operating leases, primarily GMAC's SmartLease program, amounted to $861.4 million for the third quarter of 1994, compared with $692.4 million for the same period in 1993. For the first nine months of 1994, depreciation expense on operating leases totaled $2,315.5 million compared to $1,980.3 million for the first nine months of 1993, with the increase attributable to continued successful marketing of the SmartLease program in the United States and Canada.

     Other income, including gains on receivable sales, as well as servicing fees and other income related to sold finance receivables, amounted to $426.2 million and $1,215.7 million for the third quarter and first nine months of 1994, compared with $631.7 million and $2,042.7 million, respectively, for the same periods of 1993. The decreases are primarily attributable to a quarter-to-quarter decrease of $143.8 million and a nine months decrease of $458.1 million due to lower interest and service fees from General Motors as a result of the termination of the financing agreement whereby GM had previously assumed some dealer wholesale inventory financing. This reduction is offset by increased financing revenues on wholesale receivables. Capital gains at MIC for the nine month period ended September 30, 1994 decreased $129.2 million from the comparable prior year period, primarily reflecting non-recurring capital gains recognized during the first nine months of 1993.

     Other operating expenses, including salaries and benefits and insurance losses and loss adjustment expenses, totaled $792.2 million for the third quarter and $2,249.4 million for the first nine months of 1994, $8.9 million and $47.1 million lower than the respective comparable 1993 periods. The decrease is primarily attributable to lower losses incurred on commercial lines and lower commission expenses for originated mortgages, as well as reduced amortization of purchased mortgage servicing rights.

     GMAC has continued to have significantly improved charge-off and recovery experience. Based on these continued improvements, the Company adjusted its reserves accordingly which resulted in a provision for losses on finance receivables of $(8.5) million for the third quarter of 1994, compared to a provision of $116.7 million in the same period of 1993. For the first nine months of 1994, the provision for losses on finance receivables totaled $110.4 million as compared to $292.6 million for the first nine months of 1993. Total net chargeoffs for the third quarter and first nine months of 1994 were $44.8 million and $149.5 million, respectively, as compared to $93.4 million and $271.5 million in the third quarter and first nine months of 1993. As a result of this continued favorable loss experience, net retail losses were 0.49% and 0.48% of total serviced assets during the third quarter and first nine months of 1994, as compared to 0.54% and 0.60% for the same periods last year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).

     United States, foreign and other income taxes amounted to $122.2 million for the third quarter of 1994, $25.9 million less than the comparable 1993 period. The reduction primarily reflects a $29.3 million unfavorable impact of the one percentage point increase in the U.S. federal corporate income tax rate recorded in the third quarter of 1993. For the first nine months of 1994, U.S., foreign and other income taxes amounted to $385.7 million, $106.0 million below the same period of 1993, primarily reflecting reduced pre-tax income and a lower effective tax rate on a consolidated basis. The reduction in the effective tax rate of 2.8 points is attributable to reductions in accruals from prior years based upon the periodic assessment of the adequacy of such accruals.

     On a consolidated basis, GMAC's return on average equity capital was 12.3% for the third quarter and 11.4% for the first nine months of 1994, compared with 9.9% and 12.4%, respectively, for the same 1993 periods.

ACCOUNTING STANDARDS

     In November 1992, the Financial Accounting Standards Board (FASB) issued SFAS No. 112, Employers' Accounting for Postemployment Benefits, which established a new accounting principle for the cost of benefits provided to former or inactive employees after employment but before retirement.
The Company adopted this standard effective January 1, 1994; as stated earlier, the after-tax unfavorable cumulative effect of this change at January 1 was $7.4 million. The ongoing effect in subsequent periods is not material.

     In May 1993, the FASB issued SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which amends SFAS No. 5, Accounting for Contingencies, to clarify that a creditor should evaluate the collectibility of both contractual interest and principal of all receivables when assessing the need for a loss accrual. SFAS No. 114 also amends SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, to require creditors to measure all loans that are restructured in a troubled debt restructuring involving modification of terms to reflect the time value of money.
SFAS No. 114 applies to financial statements for fiscal years beginning after December 15, 1994. The Company adopted this standard effective January 1, 1994. The Company's loans primarily consist of large groups of smaller-balance homogeneous loans which are collectively evaluated for impairment and to which this standard does not apply.
However, certain loans of the Company affected by this Statement are currently carried at the lower of book value or the fair value of the collateral. The net book value of such loans at September 30, 1994, was $186.0 million, net of $174.9 million valuation reserve. There was no material impact on the consolidated financial position or results of operations as a result of adoption.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (concluded).

     In October 1994, the FASB issued SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, amending SFAS No. 114. This Statement is effective for financial statements for fiscal years beginning after December 15, 1994. The requirements of SFAS No. 118 will be reviewed and incorporated in the Company's Annual Report as necessary.

     In May 1993, the FASB also issued SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which addresses the accounting and reporting for investments in debt and equity securities that have readily determinable fair values. The Company's investments are predominantly categorized as "Available-for-Sale" reported at fair value with unrealized gains or losses reported separately (net of tax) in stockholder's equity. The two other classifications in this Statement are "Held-to-Maturity Securities", reported at amortized cost, and "Trading Securities", also reported at fair value with unrealized gains or losses reported in earnings. Investments are categorized based upon the intent of the Company for which the securities were purchased.

     This Statement is effective for fiscal years beginning after December 15, 1993. The Company adopted this standard effective January 1, 1994. The cumulative favorable effect to stockholder's equity at January 1, 1994, was $127.5 million, net of tax.


                       --------------------------

                   RATIO OF EARNINGS TO FIXED CHARGES

                            Nine Months Ended
                              September 30
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



                       PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS:

          20.  General Motors Acceptance Corporation and
               Subsidiaries Consolidated Financial Statements for the Third Quarter and Nine Months Ended
               September 30, 1994.

          27. Financial Data Schedule (for SEC electronic filing information only).

     (b)  REPORTS ON FORM 8-K:

          No Current Report on Form 8-K was filed during the third quarter ended September 30, 1994.

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



                                    GENERAL MOTORS ACCEPTANCE CORPORATION
                                    -------------------------------------
                                                 (Registrant)



                              s\  John D. Finnegan
                                        ---------------------------------
Dated:  November 14, 1994     John D. Finnegan, Executive Vice
        -----------------     President and Principal
                              Financial Officer




                              s\  Gerald E. Gross
                                        ---------------------------------
Dated:  November 14, 1994     Gerald E. Gross, Comptroller
        -----------------     and Principal Accounting Officer

                                                            EXHIBIT 20
                                                            Page 1 of 17

CONSOLIDATED BALANCE SHEET

ASSETS

                                           Sept. 30    Dec. 31   Sept. 30
(in millions of dollars)                     1994       1993       1993
- --------------------------------------     ---------  ---------  ---------
Cash and Cash Equivalents  . . . . . .     $ 1,774.4  $ 4,028.1  $ 3,068.7
                                           ---------  ---------  ---------
EARNING ASSETS

INVESTMENTS IN SECURITIES (Note 1)
Bonds, notes and other securities  . .       3,053.6    2,928.7    2,948.6
Equity securities  . . . . . . . . . .         459.8      521.0      528.6
                                           ---------  ---------  ---------
Total investments in securities  . . .       3,513.4    3,449.7    3,477.2
                                           ---------  ---------  ---------
FINANCE RECEIVABLES (Note 2)
Finance receivables  . . . . . . . . .      52,277.7   54,882.8   46,794.8
Allowance for financing losses . . . .        (710.2)    (748.0)    (758.5)
                                           ---------  ---------  ---------
Finance receivables (net)  . . . . . .      51,567.5   54,134.8   46,036.3
                                           ---------  ---------  ---------
OTHER EARNING ASSETS

Receivables General Motors
 Corporation (Note 6)  . . . . . . . .       1,296.4    1,355.5   10,043.2
Net equipment on operating leases . . 16,481.8 11,363.5 10,755.1 Real estate mortgages held for sale,
 at lower of cost or market  . . . . .       1,928.7    1,827.5    1,931.9
Due and deferred from receivable
 sales (net) (Note 5)  . . . . . . . .       1,599.6    1,857.6    1,511.4
Other (Note 6) . . . . . . . . . . . .       1,003.3      795.2      606.4
                                           ---------  ---------  ---------
Total earning assets   . . . . . . . .      77,390.7   74,783.8   74,361.5
                                           ---------  ---------  ---------
OTHER ASSETS

Intangible assets, at cost
 less amortization . . . . . . . . . .         362.7      360.9      392.8
Other nonearning assets  . . . . . . .       1,680.9    1,578.0    1,703.9
                                           ---------  ---------  ---------
Total other assets . . . . . . . . . .       2,043.6    1,938.9    2,096.7
                                           ---------  ---------  ---------
TOTAL ASSETS . . . . . . . . . . . . .     $81,208.7  $80,750.8  $79,526.9
                                           =========  =========  =========


Certain amounts for 1993 have been reclassified to conform with 1994 classifications.

Reference should be made to the Notes to Financial Statements.
















                                                              (continued)

                                                            EXHIBIT 20
                                                            Page 2 of 17

CONSOLIDATED BALANCE SHEET (continued)

LIABILITIES AND STOCKHOLDER'S EQUITY

                                           Sept. 30    Dec. 31   Sept. 30
(in millions of dollars)                     1994       1993       1993
- --------------------------------------     ---------  ---------  ---------
NOTES, LOANS AND DEBENTURES
 PAYABLE WITHIN ONE YEAR
 (Note 3)  . . . . . . . . . . . . . .     $30,451.5  $35,084.4  $32,997.4
                                           ---------  ---------  ---------
ACCOUNTS PAYABLE AND OTHER LIABILITIES

General Motors Corporation and
 affiliated companies (Note 6) . . . .       2,712.9    2,487.5    2,133.2
Interest . . . . . . . . . . . . . . .       1,416.0    1,006.6    1,717.1
Unpaid insurance losses and loss
 adjustment expenses . . . . . . . . .       1,581.6    1,569.4    1,591.6
Unearned insurance premiums  . . . . .       1,422.3    1,337.4    1,332.7
Deferred income taxes  . . . . . . . .       1,436.0    1,193.2      982.0
United States and foreign income and
 other taxes payable . . . . . . . . .         253.7       35.5       94.6
Other postretirement benefits  . . . .         560.6      524.9      512.0
Other  . . . . . . . . . . . . . . . .       2,356.4    1,970.8    2,049.4
                                           ---------  ---------  ---------
Total accounts payable and other
 liabilities . . . . . . . . . . . . .      11,739.5   10,125.3   10,412.6
                                           ---------  ---------  ---------
NOTES, LOANS AND DEBENTURES
 PAYABLE AFTER ONE YEAR (Note 4) . . .      31,173.4   27,688.8   28,209.8
                                           ---------  ---------  ---------
STOCKHOLDER'S EQUITY
Common stock, $100 par value
 (outstanding 22,000,000 shares in 1994
 and 21,650,000 in 1993) (Note 8)  . .       2,200.0    2,165.0    2,165.0
Net income retained for use
 in the business . . . . . . . . . . .       5,537.2    5,609.0    5,652.2
Net unrealized gains on securities . .         107.6      164.3      171.4
Unrealized accumulated foreign
 currency translation adjustments  . .          (0.5)     (86.0)     (81.5)
                                           ---------  ---------  ---------
Total stockholder's equity . . . . . .       7,844.3    7,852.3    7,907.1
                                           ---------  ---------  ---------
TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY  . . . . . . . .     $81,208.7  $80,750.8  $79,526.9
                                           =========  =========  =========


Certain amounts for 1993 have been reclassified to conform with 1994 classifications.

Reference should be made to the Notes to Financial Statements.

                                                            EXHIBIT 20
                                                            Page 3 of 17

CONSOLIDATED STATEMENT OF INCOME AND
NET INCOME RETAINED FOR USE IN THE BUSINESS

                                        Period Ended September 30
                                  Third Quarter           Nine Months
                               --------------------   --------------------
(in millions of dollars)         1994       1993        1994       1993
- -----------------------------  ---------  ---------   ---------  ---------
FINANCING REVENUE
Retail and lease financing  .  $   660.7  $   959.2   $ 2,167.2  $ 2,910.6
Leasing . . . . . . . . . . .    1,300.4      980.8     3,486.0    2,869.6
Wholesale and term loans  . .      390.4      247.2     1,166.0      894.6
                               ---------  ---------   ---------  ---------
Total financing revenue . . .    2,351.5    2,187.2     6,819.2    6,674.8
Interest and discount . . . .   (1,041.6)  (1,114.1)   (3,096.9)  (3,635.6)
Depreciation on operating
 leases . . . . . . . . . . .     (861.4)    (692.4)   (2,315.5)  (1,980.3)
                               ---------  ---------   ---------  ---------
Net financing revenue . . . .      448.5      380.7     1,406.8    1,058.9
Insurance premiums earned . .      282.6      300.9       848.2      857.6
Other income  . . . . . . . .      426.2      631.7     1,215.7    2,042.7
                               ---------  ---------   ---------  ---------
NET FINANCING REVENUE AND
 OTHER  . . . . . . . . . . .    1,157.3    1,313.3     3,470.7    3,959.2
                               ---------  ---------   ---------  ---------
EXPENSES

Salaries and benefits . . . .      212.7      209.8       617.5      616.3
Other operating expenses  . .      309.8      305.7       863.6      832.1
Insurance losses and loss
 adjustment expenses  . . . .      269.7      285.6       768.3      848.1
Provision for financing
 losses . . . . . . . . . . .       (8.5)     116.7       110.4      292.6
Amortization of intangible
 assets . . . . . . . . . . .        6.8       42.6        39.6      104.1
                               ---------  ---------   ---------  ---------
Total expenses  . . . . . . .      790.5      960.4     2,399.4    2,693.2
                               ---------  ---------   ---------  ---------
Income before income taxes  .      366.8      352.9     1,071.3    1,266.0
United States, foreign and
 other income taxes . . . . .      122.2      148.1       385.7      491.7
                               ---------  ---------   ---------  ---------
Income before cumulative
 effect of accounting
 changes  . . . . . . . . . .      244.6      204.8       685.6      774.3
Cumulative effect of
 accounting change  . . . . .       --         --          (7.4)      --
                               ---------  ---------   ---------  ---------
NET INCOME  . . . . . . . . .      244.6      204.8       678.2      774.3
Net income retained for use
 in the business at beginning
 of the period  . . . . . . .    5,542.6    5,947.4     5,609.0    5,877.9
                               ---------  ---------   ---------  ---------
Total . . . . . . . . . . . .    5,787.2    6,152.2     6,287.2    6,652.2
Cash dividends  . . . . . . .      250.0      500.0       750.0    1,000.0
                               ---------  ---------   ---------  ---------
NET INCOME RETAINED FOR USE
 IN THE BUSINESS AT END OF
 THE PERIOD . . . . . . . . .  $ 5,537.2  $ 5,652.2   $ 5,537.2  $ 5,652.2
                               =========  =========   =========  =========


Certain amounts for 1993 have been reclassified to conform with 1994 classifications.

Reference should be made to the Notes to Financial Statements.

                                                            EXHIBIT 20
                                                            Page 4 of 17

CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     Nine Months Ended
                                                       September 30
                                                   ---------------------
(in millions of dollars)                             1994        1993
- ---------------------------------------------      ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Income before cumulative effect of
 accounting changes . . . . . . . . . . . . .      $   685.6   $   774.3
Depreciation  . . . . . . . . . . . . . . . .        2,338.2     2,010.0
Taxes payable and deferred  . . . . . . . . .          469.6       (43.8)
Provision for financing losses  . . . . . . .          110.4       292.6
General Motors Corporation and affiliated
 companies  . . . . . . . . . . . . . . . . .          192.8      (705.7)
Origination/purchase of mortgage loans  . . .       (8,497.2)  (13,997.9)
Proceeds on sale of mortgage loans  . . . . .        8,396.0    14,604.6
Interest payable  . . . . . . . . . . . . . .          401.3       525.1
Other assets  . . . . . . . . . . . . . . . .         (572.6)     (227.3)
Other liabilities . . . . . . . . . . . . . .          372.5       166.4
Other . . . . . . . . . . . . . . . . . . . .           83.3       340.1
                                                   ---------   ---------
Net cash provided by operating activities . .        3,979.9     3,738.4
                                                   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES

Finance receivables-acquisitions  . . . . . .     (114,308.9)  (75,017.4)
                   -liquidations  . . . . . .      112,614.9    76,491.4
Notes receivable General Motors Corporation .           59.1     1,520.0
Operating leases-acquisitions . . . . . . . .       (9,742.2)   (4,882.1)
                -liquidations . . . . . . . .        2,544.4     1,953.3
Investments in securities-acquisitions  . . .       (9,707.2)   (9,021.9)
                         -liquidations  . . .        9,563.6     8,706.7
Net increase in short-term investments  . . .            6.2        --
Proceeds from sales of receivables  . . . . .        4,747.0     9,368.7
Due and deferred from receivable sales  . . .          257.7      (195.1)
Other . . . . . . . . . . . . . . . . . . . .          226.4       677.1
                                                   ---------   ---------
Net cash (used in) provided by investing
 activities . . . . . . . . . . . . . . . . .       (3,739.0)    9,600.7
                                                   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES

Debt with original maturities 90 days and over
  -proceeds . . . . . . . . . . . . . . . . .       37,791.7    26,666.6
  -liquidations . . . . . . . . . . . . . . .      (37,803.3)  (33,934.8)
Debt with original maturities less than 90
 days-net change  . . . . . . . . . . . . . .       (1,764.5)   (5,865.3)
Dividends paid  . . . . . . . . . . . . . . .         (750.0)   (1,000.0)
Proceeds from issuance of stock . . . . . . .           35.0        --
                                                   ---------   ---------
Net cash used in financing activities . . . .       (2,491.1)  (14,133.5)
                                                   ---------   ---------
Effect of exchange rate changes on cash and
 cash equivalents . . . . . . . . . . . . . .           (3.5)       (8.0)
                                                   ---------   ---------
Net decrease in cash and cash equivalents . .       (2,253.7)     (802.4)
Cash and cash equivalents at the beginning of
 the period . . . . . . . . . . . . . . . . .        4,028.1     3,871.1
                                                   ---------   ---------
Cash and cash equivalents at the end of the
 period . . . . . . . . . . . . . . . . . . .      $ 1,774.4   $ 3,068.7
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


- --------------------------------------------------------------
(in millions of dollars)       September 30, 1994
                                Fair    Unrealized  Unrealized
Type of Security     Cost       Value     Gains       Losses
- ----------------   ---------  --------- ----------  ----------
Bonds, notes and
 other securities
 United States
  government and
  governmental
  agencies and
  authorities . .  $   362.9  $   353.0  $     1.2  $   (11.1)
 States,
  municipalities
  and political
  subdivisions  .    1,881.8    1,862.6       52.1      (71.3)
 Other  . . . . .      846.1      835.6       12.8      (23.3)
Preferred stocks
 with mandatory
 redemption
 terms  . . . . .        2.4        2.4        0.0        0.0
                   ---------  ---------  ---------  ---------

Total bonds, notes
 and other
 securities . . .  $ 3,093.2  $ 3,053.6  $    66.1  $  (105.7)
                   =========  =========  =========  =========

                                                            EXHIBIT 20
                                                            Page 6 of 17
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1.  INVESTMENTS IN SECURITIES (continued)

     The distribution of maturities of debt securities outstanding at September 30, 1994, December 31, 1993 and September 30, 1993 is summarized as follows:
- ------------------------------------------------------------
(in millions of
 dollars)          September 30, 1994    December 31, 1993
                               Fair                  Fair
Maturity            Cost       Value      Cost       Value
- ---------------   ---------  ---------  ---------  ---------
Due in one year
 or less  . . .   $   172.2  $   173.8  $   168.0  $   173.5
Due after one
 year through
 five years . .       622.6      627.5      621.6      663.7
Due after five
 years through
 ten years  . .     1,016.5    1,010.4      876.6      931.8
Due after ten
 years  . . . .     1,144.2    1,105.2    1,075.2    1,157.4
Mortgage-backed
 securities . .       135.3      134.3      182.5      193.7
Preferred
 stock-mandatory
 redemption
 terms  . . . .         2.4        2.4        4.8        4.8
                  ---------  ---------  ---------  ---------
Total debt
 securities . .   $ 3,093.2  $ 3,053.6  $ 2,928.7  $ 3,124.9
                  =========  =========  =========  =========
- -------------------------------------------------------------
(in millions of
 dollars)          September 30, 1993
                               Fair
Maturity            Cost       Value
- ---------------   ---------  ---------
Due in one year
 or less  . . .   $   131.7  $   137.9
Due after one
 year through
 five years . .       604.3      645.1
Due after five
 years through
 ten years  . .       897.1      959.6
Due after ten
 years  . . . .     1,080.6    1,159.5
Mortgage-backed
 securities . .       230.1      236.7
Preferred
 stock-mandatory
 redemption
 terms  . . . .         4.8        4.8
                  ---------  ---------
Total debt
 securities . .   $ 2,948.6  $ 3,143.6
                  =========  =========

                                                            EXHIBIT 20
                                                            Page 7 of 17
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1.  INVESTMENTS IN SECURITIES (continued)

     Proceeds from the sale of debt securities amounted to $827.4 million, $2,093.4 million and $1,729.7 million at September 30, 1994, December 31, 1993 and September 30, 1993, respectively. Gross realized gains amounted to $10.8 million, $58.6 million and $51.7 million at September 30, 1994, December 31, 1993 and September 30, 1993, respectively. Gross realized losses amounted to $10.1 million, $13.3 million and $4.2 million at September 30, 1994, December 31, 1993 and September 30, 1993, respectively.

- --------------------------------------------------------------
(in millions of
 dollars)
                   September 30, 1994    December 31, 1993
Type of                        Fair                  Fair
Security            Cost       Value      Cost       Value
- ----------------  ---------  ---------  ---------  ---------
Equity
 securities-
 common stocks
 Public
  utilities . . . $    20.3  $    41.6  $    19.8  $    46.1
 Banks, trust and
  insurance
  companies . . .      18.6       27.0       10.4       22.1
 Industrial and
  miscellaneous       214.1      391.2      236.0      452.8
                  ---------  ---------  ---------  ---------
Total equity
 securities . . . $   253.0  $   459.8  $   266.2  $   521.0
                  =========  =========  =========  =========

- --------------------------------------------------------------
(in millions of
 dollars)
                   September 30, 1993
Type of                        Fair
Security            Cost       Value
- ----------------  ---------  ---------
Equity
 securities-
 common stocks
 Public
  utilities . . . $    20.0  $    49.8
 Banks, trust and
  insurance
  companies . . .       8.6       24.2
 Industrial and
  miscellaneous       236.4      454.6
                  ---------  ---------
Total equity
 securities . . . $   265.0  $   528.6
                  =========  =========

                                                            EXHIBIT 20
                                                            Page 8 of 17
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1.  INVESTMENTS IN SECURITIES (concluded)

     The difference between fair (market) value and cost of equity securities at September 30, 1994, December 31, 1993 and September 30, 1993, consisted of gross unrealized gains (excess of market value over cost) of $215.2 million, $270.9 million and $285.6 million and gross unrealized losses (excess of cost over market value) of $8.4 million, $16.1 million and $22.0 million, respectively.

     Net realized gains from the sale of equity securities amounted to $54.5 million, $158.2 million and $136.9 million at September 30, 1994, December 31, 1993 and September 30,
1993, respectively.


NOTE 2.  FINANCE RECEIVABLES

     The composition of finance receivables outstanding at September 30, 1994, December 31, 1993 and September 30, 1993
is summarized as follows:
                              Sept. 30    Dec. 31   Sept. 30
(in millions of dollars)        1994       1993       1993
- ---------------------------   ---------  ---------  ---------
United States
 Retail . . . . . . . . . .   $23,632.1  $22,322.2  $24,291.2
 Wholesale  . . . . . . . .    12,382.6   16,290.3    6,457.7
 Leasing and lease
  financing . . . . . . . .     1,660.1    2,372.1    2,677.0
 Term loans to dealers and
  others  . . . . . . . . .     3,523.0    3,984.4    3,923.9
                              ---------  ---------  ---------
Total United States . . . .    41,197.8   44,969.0   37,349.8

Canada and International
 Retail . . . . . . . . . .     7,702.3    6,846.4    7,120.3
 Wholesale  . . . . . . . .     4,620.4    4,383.3    3,814.5
 Leasing and lease
  financing . . . . . . . .     1,681.3    1,491.3    1,641.0
 Term loans to dealers and
  others  . . . . . . . . .       444.1      387.9      278.0
                              ---------  ---------  ---------
Total Canada and
 International  . . . . . .    14,448.1   13,108.9   12,853.8
                              ---------  ---------  ---------
Total finance receivables .    55,645.9   58,077.9   50,203.6

Deductions
 Unearned income  . . . . .     3,368.2    3,195.1    3,408.8
 Allowance for financing
  losses  . . . . . . . . .       710.2      748.0      758.5
                              ---------  ---------  ---------
Total deductions  . . . . .     4,078.4    3,943.1    4,167.3
                              ---------  ---------  ---------
Finance receivables (net) .   $51,567.5  $54,134.8  $46,036.3
                              =========  =========  =========

                                                            EXHIBIT 20
                                                            Page 9 of 17
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 3.   NOTES, LOANS AND DEBENTURES
          PAYABLE WITHIN ONE YEAR

                              Sept. 30    Dec. 31   Sept. 30
(in millions of dollars)        1994       1993       1993
- ---------------------------   ---------  ---------  ---------
Short-term notes
 Commercial paper . . . . .   $13,920.0  $14,521.1  $11,739.2
 Master notes . . . . . . .       547.3      467.8      517.9
 Demand notes . . . . . . .     2,490.0    2,161.0    2,189.9
 Other  . . . . . . . . . .       766.8      645.5      494.2
                              ---------  ---------  ---------
Total principal amount  . .    17,724.1   17,795.4   14,941.2
Unamortized discount  . . .      (117.2)     (61.6)     (58.7)
                              ---------  ---------  ---------
Total . . . . . . . . . . .    17,606.9   17,733.8   14,882.5
                              ---------  ---------  ---------
Bank loans and overdrafts .     4,796.6    5,716.6    5,558.7
                              ---------  ---------  ---------

Other notes, loans and
 debentures payable
 within one year
  Medium-term notes . . . .     5,819.4    8,569.0    9,565.2
  Other . . . . . . . . . .     2,228.6    3,065.0    2,991.0
                              ---------  ---------  ---------
Total . . . . . . . . . . .     8,048.0   11,634.0   12,556.2
                              ---------  ---------  ---------
Total payable within one
 year . . . . . . . . . . .   $30,451.5  $35,084.4  $32,997.4
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

                                                            EXHIBIT 20
                                                            Page 10 of 17
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 4.  NOTES, LOANS, AND DEBENTURES
         PAYABLE AFTER ONE YEAR

(in millions
 of dollars)       Weighted
               Average Interest
                   Rates at     Sept. 30   Dec. 31  Sept. 30
  Maturity      Sept. 30, 1994    1994      1993      1993
- --------------  --------------  --------- --------- ---------
NOTES, LOANS
AND DEBENTURES
United States
 currency
  1994  . . . .       --        $   --    $   --    $ 2,301.8
  1995  . . . .       6.6%        1,286.3   6,040.1   5,595.3
  1996  . . . .       6.7%        8,070.7   5,173.1   4,226.8
  1997  . . . .       7.1%        5,836.8   4,391.6   4,216.7
  1998  . . . .       6.7%        2,020.4   1,455.7   1,088.3
  1999  . . . .       6.7%        3,182.4   1,600.0   1,600.0
  2000 - 2004 .       8.3%        3,920.3   3,249.1   3,400.0
  2005 - 2009 .       8.8%          200.0     200.0     650.0
  2010 - 2014 .      10.2%        1,203.5   1,203.5   1,203.5
  2015 - 2049 .       8.9%          748.7     748.7     748.7
                                --------- --------- ---------
Total United
 States currency                 26,469.1  24,061.8  25,031.1
Other currencies
1994 - 1998 . .       7.1%        5,500.7   4,442.4   4,001.6
                                --------- --------- ---------
Total notes,
 loans and
 debentures . .                  31,969.8  28,504.2  29,032.7
Unamortized
 discount . . .                    (796.4)   (815.4)   (822.9)
                                --------- --------- ---------
Total notes,
 loans and
 debentures
 payable after
 one year . . .                 $31,173.4 $27,688.8 $28,209.8
                                ========= ========= =========

     The Company has outstanding warrants to subscribe for up to $75 million aggregate principal amount of 7.00% Notes due
August 15, 2001. The warrants are exercisable up to and including August 15, 2000.

     The Company has outstanding warrants to subscribe for up to $300 million aggregate principal amount of 6.50% Notes due
October 15, 2009. The warrants are exercisable up to and including October 15, 2007.

                                                            EXHIBIT 20
                                                            Page 11 of 17
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 5.  SALE OF FINANCE RECEIVABLES

     During the third quarter of 1994, the Company sold retail receivables with principal aggregating $1,529.4 million, compared with $3,052.3 million for the third quarter of 1993. Pre-tax gains relating to such sales recorded in "Other Income" (excluding limited recourse loss provisions) amounted to $7.0 million, compared with $90.7 million for the third quarter of 1993. For the first nine months of 1994 and 1993, pre-tax gains on such sales amounted to $25.0 million and $341.5 million, respectively.

     The Company sells retail receivables through special purpose subsidiaries which absorb all losses related to sold receivables to the extent of their subordinated investments, as well as certain segregated restricted cash flows. Appropriate limited recourse loss provisions associated with sold receivables are included in the Company's provision for financing losses.

     During the first quarter of 1994, the Company completed its first wholesale receivable sale which included $1,250.0 million floating rate term notes sold to the public and floating rate subordinated certificates of $132.0 million privately placed. The certificates, when taken together with the reserve fund, provides credit support for the notes. As part of the transaction, a floating rate revolving note initially totaling $850.3 million, which has a varying balance up to a maximum of $1,250.0 million, was also issued and was sold on July 1, 1994 in a private transaction to a non-consolidated special purpose entity.

     The Company's interest in excess servicing cash flows, subordinated interest in trusts, cash deposits and other related amounts are generally restricted assets and subject to limited recourse provisions. The following is a summary of amounts included in "Due and deferred from receivable sales
(net)".

                              Sept. 30    Dec. 31   Sept. 30
(in millions of dollars)        1994       1993       1993
- ---------------------------   ---------  ---------  ---------
Excess servicing  . . . . .   $   457.3  $   745.5  $   690.4
Other restricted amounts:
 Subordinated interest in
  trusts  . . . . . . . . .       550.5      726.8      760.0
 Cash deposits held by trusts     721.9      557.5      377.9
Deferred servicing and
 other   .. . . . . . . . .       (50.1)     (64.9)     (76.4)
Allowance for estimated
 credit losses on sold
 receivables  . . . . . . .       (80.0)    (107.3)    (240.5)
                              ---------  ---------  ---------
Total . . . . . . . . . . .   $ 1,599.6  $ 1,857.6  $ 1,511.4
                              =========  =========  =========

                                                            EXHIBIT 20
                                                            Page 12 of 17
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 5.  SALE OF FINANCE RECEIVABLES (concluded)

     Outstanding principal balances of sold receivables
(including subordinated interests) at September 30, 1994,
December 31, 1993 and September 30, 1993 totaled $12.5 billion, $14.9 billion and $13.7 billion, respectively.

NOTE 6.  TRANSACTIONS WITH AFFILIATES

     The amounts due General Motors Corporation and affiliated companies at the balance sheet dates relate principally to current wholesale financing of sales of General Motors products.

     Receivables from General Motors Corporation decreased to $1.3 billion at September 30, 1994, compared with $1.4 billion at December 31, 1993 and $10.0 billion at September 30, 1993. This reduction reflects the resumption by GMAC of dealer wholesale inventory financing which had previously been provided to dealers by General Motors. Such General Motors financing had been supported by a financing agreement under which GMAC extended loans to General Motors. This financing agreement was terminated in the first quarter of 1994.

     The Company has purchased certain vehicles which General Motors acquired from its fleet and rental customers. The cost of these vehicles held for resale, which is included in other earning assets, at September 30, 1994, December 31, 1993 and September 30, 1993 was $381.4 million, $607.7 million and $379.8 million, respectively.

     The Company extends loans to certain subsidiaries and affiliates of General Motors Corporation. At September 30, 1994, December 31, 1993 and September 30, 1993, $1,296.4
million, $1,355.5 million and $1,372.9 million, respectively, of such loans were outstanding.

NOTE 7.  FINANCIAL INSTRUMENTS

     GMAC utilizes a variety of interest rate contracts including interest rate swaps, options and currency swaps in the normal course of managing its interest rate exposures. The total notional amount of off-balance sheet instruments outstanding was $10,467.2 million at September 30, 1994, $8,623.9 million at December 31, 1993 and $6,685.0 million at September 30, 1993.

     The Company has commitments to sell mortgages or mortgage-backed securities at September 30, 1994 and 1993, comprised of mandatory delivery contracts with investors totaling $1,256.6 million and $3,038.9 million, respectively. Also outstanding at September 30, 1994 and 1993, were commitments to purchase/fund first mortgage loans at fixed prices totaling $1,010.7 million and $2,727.1 million, respectively.

                                                            EXHIBIT 20
                                                            Page 13 of 17
NOTES TO FINANCIAL STATEMENTS (concluded)

NOTE 8.  ISSUANCE OF COMMON STOCK

     In July 1994, the State of New York approved an increase in the amount of authorized capital stock to $2,500,000,000, consisting of 25,000,000 shares of common stock of the par value of $100. On July 29, 1994, General Motors Corporation, the Company's sole stockholder, purchased an additional 350,000 shares of such common stock at the par value of $100.



                     _______________________________

                                                            EXHIBIT 20
                                                            Page 14 of 17
SUPPLEMENTARY FINANCIAL DATA

SUMMARY OF FINANCING OPERATIONS*
                                        Period Ended September 30
                                  Third Quarter           Nine Months
                               --------------------   --------------------
in millions of dollars)          1994       1993        1994       1993
- ---------------------------    ---------  ---------   ---------  ---------
INCOME

Financing revenue   . . . .    $ 2,352.2  $ 2,187.8   $ 6,821.1  $ 6,676.8
 Interest and discount  . .      1,041.6    1,114.1     3,096.9    3,635.6
 Depreciation on operating
  leases  . . . . . . . . .        861.4      692.4     2,315.5    1,980.3
                               ---------  ---------   ---------  ---------
Net financing revenue . . .        449.2      381.3     1,408.7    1,060.9
Other income  . . . . . . .        311.3      522.6       931.8    1,638.9
                               ---------  ---------   ---------  ---------
Net financing revenue and
 other  . . . . . . . . . .        760.5      903.9     2,340.5    2,699.8
                               ---------  ---------   ---------  ---------
Expenses
 Salaries and benefits  . .        179.7      177.1       519.2      522.0
 Other operating
  expenses  . . . . . . . .        259.8      264.0       726.9      712.5
 Provision for financing
  losses  . . . . . . . . .         (8.5)     116.7       110.4      292.6
 Amortization of intangible
  assets  . . . . . . . . .          4.3       40.1        32.1       96.6
                               ---------  ---------   ---------  ---------
Total expenses . . . . . . .       435.3      597.9     1,388.6    1,623.7
                               ---------  ---------   ---------  ---------
Income before income taxes .       325.2      306.0       951.9    1,076.1
United States, foreign and
 other income taxes  . . . .       113.6      139.8       362.9      446.0
                               ---------  ---------   ---------  ---------
Income before cumulative
 effect of accounting
 changes  . . . . . . . . .        211.6      166.2       589.0      630.1
Cumulative effect of
 accounting change  . . . .         --         --          (6.8)      --
                               ---------  ---------   ---------  ---------
Income from financing
 operations . . . . . . . .    $   211.6  $   166.2   $   582.2  $   630.1
                               =========  =========   =========  =========

*Before elimination of intercompany amounts.























                                                          (continued)

                                                            EXHIBIT 20
                                                            Page 15 of 17
SUPPLEMENTARY FINANCIAL DATA (continued)

SUMMARY OF FINANCING OPERATIONS* (concluded)

                              Sept. 30    Dec. 31   Sept. 30
(in millions of dollars)        1994       1993       1993
- ---------------------------   ---------  ---------  ---------
NET ASSETS

ASSETS

Cash and cash equivalents .   $ 1,736.7  $ 3,980.6  $ 3,004.9
                              ---------  ---------  ---------
Earning Assets
 Investments in securities         16.1       18.4       14.6
                              ---------  ---------  ---------
 Finance receivables  . . .    52,277.7   54,882.8   46,794.8
 Less-Allowance for
  financing losses  . . . .      (710.2)    (748.0)    (758.5)
                              ---------  ---------  ---------
 Finance receivables (net)     51,567.5   54,134.8   46,036.3
 Receivable General Motors
  Corporation   . . . . . .     1,296.4    1,355.5   10,043.2
 Other earning assets . . .    21,013.4   15,843.8   14,804.8
                              ---------  ---------  ---------
Total earning assets  . . .    73,893.4   71,352.5   70,898.9
                              ---------  ---------  ---------
Other assets  . . . . . . .     1,113.7    1,061.5    1,208.5
                              ---------  ---------  ---------
Total assets  . . . . . . .   $76,743.8  $76,394.6  $75,112.3
                              ---------  ---------  ---------
LIABILITIES

Notes, loans and debentures
 payable within one year  .   $30,451.5  $35,084.4  $32,997.4
                              ---------  ---------  ---------
Accounts payable and other
 liabilities
 General Motors Corporation
  and affiliated
  companies . . . . . . . .     2,732.5    2,514.0    2,191.2
 Other postretirement
  benefits  . . . . . . . .       465.5      436.9      426.2
 Other  . . . . . . . . . .     5,244.2    3,991.9    4,515.3
                              ---------  ---------  ---------
Total accounts payable and
 other liabilities  . . . .     8,442.2    6,942.8    7,132.7
                              ---------  ---------  ---------
Notes, loans and debentures
 payable after one year . .    31,173.4   27,688.8   28,209.8
                              ---------  ---------  ---------
Total liabilities   . . . .   $70,067.1  $69,716.0  $68,339.9
                              ---------  ---------  ---------
Net assets of financing
 operations . . . . . . . .   $ 6,676.7  $ 6,678.6  $ 6,772.4
                              =========  =========  =========

*Before elimination of intercompany amounts.

                                                            EXHIBIT 20
                                                            Page 16 of 17
SUPPLEMENTARY FINANCIAL DATA (continued)

SUMMARY OF INSURANCE OPERATIONS*
                                        Period Ended September 30
                                  Third Quarter           Nine Months
                               --------------------   --------------------
in millions of dollars)          1994       1993        1994       1993
- ---------------------------    ---------  ---------   ---------  ---------
INCOME

Net premiums written
 Personal lines . . . . . .    $   120.9  $   112.0   $   367.6  $   348.7
 Mechanical . . . . . . . .         79.9       96.9       241.9      256.3
 Life and disability  . . .         17.8       24.1        62.6       65.2
 Commercial lines,
  reinsurance and
  miscellaneous . . . . . .         85.6       86.1       262.1      249.7
                               ---------  ---------   ---------  ---------
Net premiums written  . . .        304.2      319.1       934.2      919.9
Changes in unearned
 premiums . . . . . . . . .        (15.3)     (31.2)      (65.2)     (57.7)
                               ---------  ---------   ---------  ---------
Premiums earned   . . . . .        288.9      287.9       869.0      862.2
Investments and other
 income . . . . . . . . . .        114.9      109.1       283.9      403.8
                               ---------  ---------   ---------  ---------
Total . . . . . . . . . . .        403.8      397.0     1,152.9    1,266.0

Expenses
 Salaries and benefits  . .         33.0       32.7        98.3       94.3
 Other operating
  expenses  . . . . . . . .         72.6       45.3       203.5      146.5
 Losses and loss adjustment
  expenses  . . . . . . . .        254.1      269.6       724.2      827.8
 Amortization of intangible
  assets  . . . . . . . . .          2.5        2.5         7.5        7.5
                               ---------  ---------   ---------  ---------
Total expenses  . . . . . .        362.2      350.1     1,033.5    1,076.1
                               ---------  ---------   ---------  ---------
Income before income
 taxes  . . . . . . . . . .         41.6       46.9       119.4      189.9
Income taxes  . . . . . . .          8.6        8.3        22.8       45.7
                               ---------  ---------   ---------  ---------
Income before cumulative
 effect of accounting
 changes  . . . . . . . . .         33.0       38.6        96.6      144.2
Cumulative effect of
 accounting change  . . . .         --         --          (0.6)      --
                               ---------  ---------   ---------  ---------
Income from insurance
 operations . . . . . . . .    $    33.0  $    38.6   $    96.0  $   144.2
                               =========  =========   =========  =========

*Before elimination of intercompany amounts.
















                                                          (continued)

                                                            EXHIBIT 20
                                                            Page 17 of 17
SUPPLEMENTARY FINANCIAL DATA (concluded)

SUMMARY OF INSURANCE OPERATIONS* (concluded)

                              Sept. 30    Dec. 31   Sept. 30
(in millions of dollars)        1994       1993       1993
- ---------------------------   ---------  ---------  ---------
NET ASSETS

ASSETS

Cash  . . . . . . . . . . .   $    37.7  $    47.5  $    63.8
Investments in securities .     3,497.3    3,431.3    3,462.6
Premiums and other
 receivables  . . . . . . .       270.2      262.5      295.7
Deferred policy acquisition
 cost . . . . . . . . . . .        76.6       77.0       80.5
Prepaid reinsurance
 premiums . . . . . . . . .       125.2      105.5      104.5
Reinsurance recoverable on
 unpaid insurance losses
 and loss adjustment
 expense  . . . . . . . . .       216.3      220.3      199.0
Other assets  . . . . . . .       295.6      270.9      293.3
                              ---------  ---------  ---------
Total assets  . . . . . . .   $ 4,518.9  $ 4,415.0  $ 4,499.4
                              ---------  ---------  ---------
LIABILITIES

Unpaid insurance losses and
 loss adjustment expenses .   $ 1,581.6  $ 1,569.4  $ 1,591.6
Unearned insurance
 premiums . . . . . . . . .     1,422.3    1,337.4    1,332.7
Deferred federal income
 taxes  . . . . . . . . . .       (51.5)     (11.3)      (8.4)
Other postretirement
 benefits . . . . . . . . .        95.1       88.0       85.8
Other . . . . . . . . . . .       303.8      257.8      363.0
                              ---------  ---------  ---------
Total liabilities . . . . .   $ 3,351.3  $ 3,241.3  $ 3,364.7
                              ---------  ---------  ---------
Net assets of insurance
 operations  . . . . . . .    $ 1,167.6  $ 1,173.7  $ 1,134.7
                              =========  =========  =========

*Before elimination of intercompany amounts.