Form 10-K405
GENERAL MOTORS ACCEPTANCE CORP
filed 1995-03-14
CIK 40729

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-K

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1994, OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
    TO

                                     Commission file number 1-3754

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

The registrant meets the conditions set forth in General Instruction J(1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange on
Title of each class                           which registered
                                        __
 8 3/8% Notes due May 1, 1997             |
 6    % Debentures due April 1, 2011      |
10    % Deferred Interest Debentures      >         New York
         due December 1, 2012             |      Stock Exchange
10.30 % Deferred Interest Debentures      |
        due June 15, 2015                 |
 8 1/4% Debentures due April 1, 2016    __|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

As of December 31, 1994, there were outstanding 22,000,000 shares of the issuer's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

                 None

                                CONTENTS

                                                       Page No.

                                PART I

Item 1.     Business ....................................   3

Item 2.     Properties ..................................   6

Item 3.     Legal Proceedings ...........................   6

                           PART II

Item 5.     Market for Registrant's Common Equity
            and Related Stockholder Matters .............   7

Item 6.     Selected Financial Data .....................   8

Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations...................................   9

Item 8.     Financial Statements and Supplementary
            Data ........................................  24

            Management's Responsibilities for
            Consolidated Financial Statements ...........  24

            Independent Auditors' Report ................  25

            Consolidated Balance Sheet ..................  26

            Consolidated Statement of Income and
            Net Income Retained for Use in the
            Business  ...................................  27

            Consolidated Statement of Cash Flows ........  28

            Notes to Financial Statements ...............  29

            Supplementary Financial Data ................  65

                           PART IV

  Item 14.  Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K .....................  70

            Signatures ..................................  71

            Exhibit Index ...............................  73

            Ratio of Earnings ...........................  74

            Independent Auditors' Consent ...............  75

                                 PART I

ITEM 1.  BUSINESS

General Motors Acceptance Corporation (the "Company" or "GMAC"), a wholly-owned subsidiary of General Motors Corporation ("General
Motors" or "GM"), was incorporated in 1919 under the New York
Banking Law relating to investment companies.

In conducting its primary form of business, GMAC and its affiliated companies offer a wide variety of automotive financial services to and through franchised General Motors dealers in many countries throughout the world. GMAC also offers financial services to other automobile dealerships and to the customers of those dealerships. GMAC also provides commercial financing for real estate, equipment and capital loans to automobile dealerships, GM suppliers and customers of GM affiliates. GMAC's other financial services include insurance, mortgage banking and investment services. The Company had 17,246 and 18,322 employees worldwide, as of December 31, 1994 and 1993, respectively.

The Company operates directly and through its subsidiaries and through affiliates in which the Company or GM has equity investments. In its principal markets, GMAC offers automotive financing and other services as described below. The Company operates its automotive financing services similarly outside of the U.S. and Canada, subject to local laws or other circumstances that may modify procedures. The Company's policies and internal accounting controls are designed to ensure compliance with applicable laws and regulations.

The automotive financing industry is highly competitive. The Company's principal competitors for retail financing and leasing are affiliated finance subsidiaries of other major manufacturers as well as a large number of banks, commercial finance companies, savings and loan associations and credit unions. Wholesale and lease financing competitors are primarily comprised of the manufacturer's affiliated finance companies, independent commercial finance companies and banks. Neither the Company nor any of its competitors is considered to be a dominant force in the industry when analyzed
individually.   The Company's ability to offer competitive financing
rates, the primary basis of competition, is directly affected by its access to capital markets. The Company applies a strategy of constantly reviewing funding alternatives to foster continued success. The quality of service provided to automotive dealerships and their customers contributes to the Company's competitive advantages.

In the U.S. automotive business, there are seasonal retail sales fluctuations that cause production levels to vary from month to month. In addition, the changeover period related to the annual new model introduction has traditionally occurred in the third quarter of each year, causing an unfavorable impact on the operating results of automobile manufacturers. These factors produce slight fluctuations in financing volume with the second quarter of each year generally experiencing the strongest activity. However, seasonal variations in vehicle deliveries do not have a material impact on the Company's interim results as quarterly financing revenue remains relatively consistent throughout the year, primarily attributable to the use of the interest method for recognition of income from retail and lease financing as well as consistent dealer inventory levels.

RETAIL FINANCING

GMAC conducts its U.S. and Canadian retail automotive financing business under the trade name GMAC Financial Services. The Company provides financing services to customers through dealers who have established relationships with GMAC. GMAC purchases retail instalment obligations for new and used products directly from dealers. These obligations must first meet GMAC's credit standards. Thereafter, GMAC collects and administers the obligations.

Retail obligations are generally secured by lien notation on vehicles and/or other forms of security interest in the products financed. GMAC acquires the security interest when it purchases the instalment obligations. After satisfying state requirements, GMAC can generally repossess the product if the instalment buyer fails to meet the obligations of the contract. The interests of both GMAC and the retail buyer usually are protected by automobile physical damage insurance.

WHOLESALE FINANCING

Using GMAC's wholesale financing, qualifying dealers can finance new and used vehicles held in inventory pending sale or lease to retail or fleet buyers. When a dealer uses GMAC's Wholesale Finance Plan to acquire vehicles from a manufacturer or other vehicle sources, GMAC is generally granted a security interest in those vehicles. GMAC can generally repossess the product if the dealer does not pay the amount advanced or fails to comply with other conditions specified in the security agreement.

GMAC also makes term loans to dealers and their affiliates for business acquisitions, facilities refurbishing, real estate purchases and working capital. The Company generally secures the loans with liens on real estate, other dealership assets and/or the personal guarantee of the dealer.

LEASING

Operating Leases:
-----------------
GMAC offers leasing plans to retail customers as well as dealers or other companies that rent or lease vehicles to others. GMAC's most successful leasing program, called SmartLease in the U.S. and Canada, is a plan in which dealers originate the leases and offer them for purchase by GMAC. As GMAC assumes ownership of the vehicle, these leases are accounted for as operating leases with the capitalized cost of the vehicle recorded as a depreciable asset (net investment in operating leases). Dealers are not responsible for the customer's performance during the lease period nor for the value of the vehicle at the time of lease maturity. The SmartLease program encourages shorter customer trading cycles and allows greater flexibility in dealers' retail lease transactions. Similar operating lease programs are offered in Germany and eleven other countries. On occasion, General Motors Corporation may elect to sponsor retail leasing programs by supporting special lease rates and/or guaranteeing residual values in excess of published residual guide books used by GMAC.

Finance Leases:
---------------
GMAC also offers other leasing plans directly to individual customers and other entities. Under these plans, the leases are accounted for as finance leases and the receivables from the customers are recorded as finance receivables. GMAC does not assume ownership of the vehicle. These leasing receivables essentially represent instalment sales of vehicles, with the vehicle usually being acquired by the customer at the end of the lease contract.

Lease Financing:
----------------
Dealers, their affiliates and other companies also may obtain GMAC financing to buy vehicles that they lease or rent to others. These leases, sometimes referred to as Fleet leases, are categorized as finance receivables. GMAC generally has a security interest in these products as well as rents payable under a lease or rental agreement with a customer. However, competitive factors occasionally result in a limited security interest in this collateral. More than half of GMAC's inventory financing receivables are covered by General Motors programs which provide a limited payment guarantee to participating financing institutions as consideration for extending credit to a fleet customer. Under this program, General Motors will reimburse the financing institution, subject to certain limitations, for losses on the sale of vehicles which are repossessed and returned to the selling dealer.

INSURANCE

Motors Insurance Corporation and its subsidiaries ("MIC") conduct insurance operations in the United States, Canada and Europe. MIC insures and reinsures selected personal, mechanical, commercial and credit insurance coverages.

Personal lines coverages, which include automobile, homeowners and umbrella liability insurance, are offered primarily on a direct response basis. MIC insures mechanical coverage for new and used vehicles sold by GM dealers and others. In addition, MIC provides credit life and disability coverage through dealerships to vehicle purchasers. Commercial lines include insurance for dealer vehicle inventories, and other dealer property and casualty coverages. MIC also provides collateral protection coverage to GMAC on vehicles securing GMAC retail instalment contracts. Additionally, MIC is a reinsurer of diverse property and casualty risks, primarily in the domestic market.

MORTGAGE BANKING

GMAC Mortgage Corporation ("GMACMC") and its subsidiaries, collectively the GMAC Mortgage Group ("GMACMG"), conduct mortgage banking operations in the United States. GMACMG originates and markets single-family and commercial mortgage loans to investors and services these loans on behalf of investors. During 1994, GMACMG began retaining certain originated loans for investment purposes. GMACMG also offers other consumer services including home equity loans, insurance services and title and trustee services.

ITEM 1.  BUSINESS (concluded)

GMACMC, through its wholly-owned subsidiary, Residential Funding Corporation ("RFC"), is engaged in the residential wholesale mortgage conduit business. RFC purchases high balance, single-family residential mortgages from mortgage lenders throughout the United States, securitizes such mortgages into AA or AAA rated mortgage pass-through certificates, sells the certificates to investors and performs master servicing of these securities on behalf of investors. In addition, RFC also provides warehouse lending facilities to certain mortgage banking customers secured by mortgage collateral as well as long-term secured lines of credit to construction lending project managers.

SERVICING

GMAC services the retail instalment and wholesale obligations it has sold to third parties through GMAC's asset-backed securities program.

ITEM 2.  PROPERTIES

The Company and its subsidiaries have 308 finance branches, 27 insurance offices and 140 mortgage offices. Of the number of finance branches, 232 are in the United States and the Commonwealth of Puerto Rico, 24 in Canada and 52 in other countries. There are 17 insurance offices in the United States, three in Canada and seven in Europe. Mortgage offices are all located in the United States. All premises are generally occupied under lease. Automobiles, office equipment and real estate properties owned and in use by the Company are not significant in relation to the total assets of the Company.

ITEM 3.  LEGAL PROCEEDINGS

There are various claims and actions pending against the Company and its subsidiaries with respect to commercial and consumer financing matters, taxes and other matters arising out of the conduct of the business. Certain of these actions are or purport to be class actions, seeking damages in very large amounts. The probability of adverse verdicts from individual claims and actions is determined by a periodic review conducted by management and the Company's General Counsel which involves soliciting input from staff attorneys as well as outside counsel. Based on these reviews and examinations, the amounts of liability on these claims and actions at December 31, 1994, were not determinable but, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on the Company's consolidated financial position or results of operations.





                          -------------------

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

The Company is a wholly-owned subsidiary of General Motors
Corporation and, accordingly, all shares of the Company's common stock are owned by General Motors Corporation. There is no market for the Company's common stock.

The Company paid cash dividends to General Motors Corporation of $875 million in 1994, $1,250 million in 1993 and $1,100 million in 1992.

ITEM 6.  SELECTED FINANCIAL DATA

    FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS
    ---------------------------------------------------------------------------
                        1994        1993        1992        1991        1990
                     ----------  ----------  ----------  ----------  ----------
INCOME AND NET                         (in millions of dollars)
INCOME RETAINED FOR
USE IN THE BUSINESS

Gross revenue and
 other income .....  $ 12,145.0  $ 12,483.5  $ 13,739.3  $ 14,503.1  $ 14,815.8
                     ----------  ----------  ----------  ----------  ----------

Interest and
 discount .........     4,230.9     4,721.2     5,828.6     6,844.7     7,965.8
Depreciation on
 operating leases .     3,233.8     2,702.0     2,429.6     1,902.4     1,387.9
Operating expenses      1,986.8     1,949.0     1,900.1     1,907.1     1,677.9
Insurance losses and
 loss adjustment
 expenses .........     1,030.9     1,096.6       987.9     1,061.6     1,014.1
Provision for
 financing losses .       177.3       300.8       371.0     1,047.9       843.2
Amortization of
 intangible assets         45.5       141.1       121.1        91.2        78.5
                     ----------  ----------  ----------  ----------  ----------
Total expenses ....    10,705.2    10,910.7    11,638.3    12,854.9    12,967.4
                     ----------  ----------  ----------  ----------  ----------
Income before
 income taxes .....     1,439.8     1,572.8     2,101.0     1,648.2     1,848.4
United States,
 foreign and other
 income taxes .....       512.7       591.7       882.3       610.0       658.3
                     ----------  ----------  ----------  ----------  ----------
Income before cumu-
 lative effect of
 accounting changes       927.1       981.1     1,218.7     1,038.2     1,190.1
Cumulative effect of
 accounting changes        (7.4)      --         (282.6)      331.5       --
                     ----------  ----------  ----------  ----------  ----------
Net income ........       919.7       981.1       936.1     1,369.7     1,190.1
Cash dividends ....       875.0     1,250.0     1,100.0       850.0     1,000.0
                     ----------  ----------  ----------  ----------  ----------
Net income retained
 in the year ......  $     44.7  $   (268.9) $   (163.9) $    519.7  $    190.1
                     ==========  ==========  ==========  ==========  ==========
ASSETS
Cash and cash
 equivalents ......  $  1,339.5  $  4,028.1  $  3,871.1  $  2,412.5  $    205.1
Earning assets ....    82,074.6    74,783.8    87,198.7    98,614.3   103,407.9
Other assets ......     2,123.3     1,938.9     1,738.4     1,607.7     1,477.9
                     ----------  ----------  ----------  ----------  ----------
Total .............  $ 85,537.4  $ 80,750.8  $ 92,808.2  $102,634.5  $105,090.9
                     ==========  ==========  ==========  ==========  ==========
NOTES, LOANS AND
DEBENTURES

Payable within
 one year .........  $ 35,114.8  $ 35,084.4  $ 41,364.4  $ 51,018.6  $ 53,715.8
Payable after
 one year .........    31,539.6    27,688.8    33,174.2    34,480.9    34,185.4
                     ----------  ----------  ----------  ----------  ----------
Total .............  $ 66,654.4  $ 62,773.2  $ 74,538.6  $ 85,499.5  $ 87,901.2
                     ==========  ==========  ==========  ==========  ==========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net income for General Motors Acceptance Corporation
(GMAC) and its subsidiaries totaled $919.7 million in 1994, or $61.4 million and $16.4 million below income reported in 1993 and 1992, respectively. In this regard, 1994 income reflects an unfavorable first quarter after-tax charge of $7.4 million related to the cumulative effect on income resulting from the implementation of Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits. Also, 1992 income reflects a cumulative unfavorable adjustment of $282.6 million related to implementation of SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.

Net income from financing operations, including GMAC Mortgage Group (GMACMG) results, totaled $809.0 million in 1994 (excluding the $6.8 million unfavorable impact due to the adoption of SFAS No. 112).
The 1994 results were favorable $18.4 million relative to the $790.6 million earned in 1993 and unfavorable $202.6 million relative to the $1,011.6 million earned in 1992 (excluding the $232.8 million unfavorable impact due to the adoption of SFAS No. 106). The $18.4 million increase from 1993 earnings reflects record earnings from international operations as well as continued positive credit loss experience, and a more favorable funding mix in the U.S., resulting from greater investor confidence in General Motors and GMAC.

The $221.0 million decrease in earnings from 1992 to 1993 is primarily attributable to lower asset levels and tighter net interest rate margins in North America, partially offset by higher earnings outside North America.

Net income from insurance operations totaled $118.1 million in 1994 (excluding the $0.6 million unfavorable impact due to the adoption of SFAS No. 112). These results compare with $190.5 million in 1993 and $207.1 million in 1992 (excluding the $49.8 million unfavorable impact due to the 1992 adoption of SFAS No. 106). Income earned in 1994, in comparison to 1993, reflects non-recurring capital gains recognized in 1993, partially offset by improved underwriting results in 1994. Insurance operations in 1993 compared unfavorably to 1992 due to unfavorable underwriting results which were partially offset by higher capital gains.

The following table summarizes the earnings of GMAC's financing and insurance businesses on a reported and comparable year-to-year basis:

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                                  Income      Cumulative
                                  Before      Effect of
                                  Accounting  Accounting  Net
                                  Changes     Changes     Income
                                 -----------  ----------  ----------
                                 (in millions of dollars, after tax)
           1994
Financing Operations              $    809.0  $     (6.8) $    802.2
Insurance Operations*                  118.1        (0.6)      117.5
                                  ----------  ----------  ----------
           Total                  $    927.1  $     (7.4) $    919.7
                                  ==========  ==========  ==========
           1993
Financing Operations              $    790.6  $     --    $    790.6
Insurance Operations*                  190.5        --         190.5
                                  ----------  ----------  ----------
           Total                  $    981.1  $     --    $    981.1
                                  ==========  ==========  ==========
           1992
Financing Operations              $  1,011.6  $   (232.8) $    778.8
Insurance Operations*                  207.1       (49.8)      157.3
                                  ----------  ----------  ----------
           Total                  $  1,218.7  $   (282.6) $    936.1
                                  ==========  ==========  ==========

* Motors Insurance Corporation

On a consolidated basis, GMAC's return on average equity capital was 11.6% in 1994, down from 11.9% reported in 1993 and up from 11.1% in 1992 (or down from 14.2% excluding the cumulative effect of the accounting change). Total cash dividends paid to General Motors Corporation in 1994 were $875 million, compared with $1,250 million in 1993 and $1,100 million in 1992.

The Company has disclosed in the financial statements certain amounts associated with estimated future retirement benefits other than pensions and characterized such amounts as "accumulated postretirement benefit obligations," "liabilities" or "obligations." Notwithstanding the recording of such amounts and the use of these terms, the Company does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of the Company (other than pensions) represent legally enforceable liabilities of the Company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCING VOLUME

Industry deliveries of new passenger cars and trucks in the United States in the 1994 calendar year increased to 15.4 million units from 14.2 million units and 13.1 million units in 1993 and 1992, respectively. Deliveries of new General Motors (GM) vehicles in the U.S. increased to 5.0 million units in 1994 from 4.7 million units in 1993 and 4.5 million units in 1992. GMAC financed 25% of new General Motors products delivered in the U.S. during 1994, a three percentage point decrease from 1993 and an eight percentage point decrease from 1992. The decline in penetration of retail delivery financing reflects continued intense competitive pressures within a robust sales environment.

GMAC financed or leased worldwide 1,936,000 new passenger cars and trucks during 1994, 2.0% above 1,898,000 units in 1993 and 12.4% below 2,210,000 units in 1992. In the United States, GMAC financed or leased 1,323,000 new vehicles during the year, 48,000 and 325,000 units fewer than in 1993 and 1992, respectively. Outside the United States, GMAC financed or leased 613,000 new vehicles in 1994, up 86,000 units from 1993 and 52,000 units from 1992.

The average new passenger car contract purchased by GMAC in the United States during 1994 was $17,800 up from $16,400 in 1993 and $15,900 in 1992. The average term for new car contracts was 55 months in 1994, compared to 54 months in 1993 and 52 months in 1992, while the average monthly payment on new passenger car contracts increased to $325 in 1994, compared to $302 in 1993 and $305 in 1992.

The Company's worldwide retail leasing volume remained strong during 1994, with 628,000 units leased -- 81% above the prior year and 102% above 1992. The increase can be attributed to continued growth in the popularity of retail leasing, particularly in the United States where 448,000 units were leased during 1994, 119% above the prior year and 138% above 1992.

GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided on 3.8 million, 3.6 million and 3.4 million new GM vehicles, representing 76%, 77% and 78% of all GM sales to dealers during 1994, 1993 and 1992, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ASSETS

Total consolidated assets of the Company at December 31, 1994, were $85.5 billion, $4.8 billion above the previous year. Consolidated earning assets, which comprised $82.1 billion of the total consolidated assets, increased $7.3 billion from 1993 year-end levels. The year-to-year increase can be largely attributed to an increase in operating lease assets due to the continued popularity of the SmartLease program. Total consolidated assets at December 31, 1993, were $80.8 billion, $12.1 billion below year end 1992, with the majority of the reduction in earning assets due to sales of retail receivables as well as asset liquidations in excess of acquisitions in the United States.

Cash and Cash Equivalents, primarily consisting of excess funds from short term borrowings beyond current requirements which are invested in short-term marketable securities, decreased by $2,688.6 million in 1994 to $1,339.5 million from $4,028.1 million at the end of 1993. This portfolio, which is maintained primarily for liquidity assurance purposes, was purposefully reduced as a direct result of the Company's continued favorable access to the capital markets.
The consolidated investment portfolio, primarily attributable to MIC, valued at market in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, totaled $3,891.7 million at year-end 1994. The consolidated investment portfolio balance at December 31, 1993 totaled $3,449.7 million with equity securities valued at market and bonds, notes and other securities at amortized cost. As of adoption at January 1, 1994, the cumulative favorable effect on stockholder's equity was $127.5 million, net of tax.

Consolidated worldwide retail finance receivables, net of unearned income, amounted to $28.0 billion at December 31, 1994, a $2.0 billion increase from the prior year-end. The Company continues to utilize an asset securitization program as an alternative funding source and as a result sold retail receivables with principal aggregating $3.7 billion and $13.6 billion, respectively, during 1994 and 1993. With respect to sold receivables, GMAC continues to service these receivables for a fee. The Company's servicing portfolio reflected a principal balance of sold retail receivables amounting to $9.9 billion at year-end 1994, down $5.0 billion from $14.9 billion at year-end 1993. The decline in this portfolio reflects fewer sales of retail receivables during 1994 and paydowns of pools sold in prior years.

Wholesale receivables financed by GMAC, primarily dealer vehicle inventories, totaled $19.9 billion at year-end 1994, down $0.8 billion from 1993. The level of wholesale receivables at December 31, 1994, as compared to the asset levels at December 31, 1993, primarily reflects the sale of wholesale receivables through a special purpose subsidiary during 1994. GMAC continues to service these wholesale receivables which totaled $2.6 billion at December 31, 1994. (See Note 3.)

Consolidated worldwide capital leasing and lease financing receivables, net of unearned income, at December 31, 1994 were $3,186.6 million, down $592.3 million from December 31, 1993. This reduction is primarily reflective of General Motors' reduction in fleet sales and the resultant decrease in GMAC fleet financing transactions.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Term loans to GM dealers and others were $4,237.8 million at the close of 1994, compared to $4,372.3 million the prior year-end. These loans provide dealers and their affiliates with a source of funds to help finance dealership acquisitions, building improvements and seasonal working capital requirements.

Receivables from General Motors Corporation decreased by $275.0 million to $1,080.5 million at the end of 1994, compared with $1,355.5 million at year-end 1993.

Operating lease assets, net of depreciation, acquired principally under the GMAC SmartLease program, totaled $17.8 billion at year-end 1994, an increase of $6.4 billion when compared to 1993. The increase primarily reflects growth in the U.S. and Canadian markets, driven by continued consumer acceptance of leasing and enhanced manufacturers' sponsored programs. Retail leasing is expected to continue to rise in all vehicle segments next year as customers seek alternative financing for vehicle purchases. The SmartLease program encourages shorter customer trading cycles and allows greater flexibility in dealers' retail lease transactions.

Real estate mortgage inventory held for sale, including warehouse advances, amounted to $1,244.0 million at December 31, 1994, down $583.5 million from the prior year-end level. This decrease is primarily due to reduced mortgage origination volume as a result of increases in interest rates. During 1994, GMAC Mortgage Group established a portfolio of loans to be retained for investment purposes which totaled $920.6 million at December 31, 1994. The Company's due and deferred from receivable sales (net) decreased $293.0 million to $1,564.6 million at year-end 1994 compared to $1,857.6 million at December 31, 1993, with the decrease primarily attributable to the normal amortization of net assets on existing sales of receivables and a reduction in the sales of receivables during the year. (See Note 3.) Other earning assets totaled $938.9 million at December 31, 1994, $143.7 million higher than the prior year, with the increase primarily attributable to a larger inventory of vehicles acquired from fleet and rental customers of General Motors.

Intangible assets included in other assets, primarily consisting of purchased mortgage servicing rights and goodwill from MIC's acquisition of NAVCO Corporation, totaled $377.4 million at the end of 1994, compared with $360.9 million at the prior year end. Other nonearning assets, essentially comprised of insurance premium receivables, excess mortgage servicing fees, foreclosed mortgages or mortgages otherwise classified as nonearning and repossessed vehicles, increased $167.9 million to $1,745.9 million at December 31, 1994, compared to $1,578.0 million at year-end 1993. This increase can be primarily attributed to increased excess mortgage servicing rights.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY

The Company's liquidity, as well as its ability to profit from ongoing acquisition activity, is in large part dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. In this regard, GMAC regularly accesses the short-, medium-, and long-term debt markets, principally through commercial paper, medium-term notes and underwritten transactions.

As of December 31, 1994, GMAC's total borrowings were $66.7 billion compared with $62.8 billion at December 31, 1993. Approximately 78.7% represented funding for operations in the United States, with the remaining 21.3% of borrowings for operations in Canada (6.0%), Germany (7.0%), and other countries (8.3%). Total short-term notes outstanding at December 31, 1994, amounted to $22.3 billion compared with $17.7 billion at December 31, 1993.

Longer-term funding is provided through the sale of medium-term notes, which are offered by prospectus worldwide on a continuous basis, and the issuance of underwritten debt. GMAC sells medium-term notes worldwide through dealer agents and directly to the public in either book-entry or physical note form for any maturity ranging from nine months to thirty years. In the U.S. and Euro markets, sales of medium-term notes totaled $8.3 billion in 1994, compared with $5.2 billion in 1993. Medium-term notes outstanding in the U.S. and Euro markets totaled $20.7 billion at December 31, 1994, a decrease of $0.4 billion from the prior-year period. In the U.S., underwritten debt issues totaling $0.7 billion were completed during 1994, compared with $1.1 billion in 1993. Underwritten debt issues outstanding in the U.S. at December 31, 1994 totaled $11.1 billion, a decrease of $1.3 billion from year-end 1993.

Outside the United States, funding needs are met primarily by a combination of short- and medium-term loans from banks and other financial institutions. The Company also issues commercial paper and medium- and long-term debt, where cost-effective, to fund certain non-U.S. operations.

GMAC maintains substantial bank lines of credit and sells finance receivables in the public market. At December 31, 1994, GMAC maintained or had access to approximately $25.7 billion of unused credit lines with banks worldwide, an increase of $3.9 billion from 1993. Included in the unused credit lines are a committed bank credit facility of $10 billion, and an $8.5 billion asset-backed commercial paper liquidity and receivables credit facility to a non-consolidated special purpose entity established to issue asset-backed commercial paper. Effective January 25, 1995, the special purpose entity's credit facility was increased by $2.0 billion to $10.5 billion. In addition, GMAC has $4.8 billion in committed bank credit facilities to support the funding needs of the Company's international subsidiaries.

The $10 billion bank credit facility includes a covenant such that, so long as the commitments remain in effect or any amount is owing to any lender under such commitments, the ratio of consolidated debt to total stockholder's equity as of the last day of any fiscal year shall not exceed 11.0:1. With regard to such covenant, the year-end ratio of total borrowings to equity capital was 8.4:1, compared with 8.0:1 at year-end 1993.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As discussed in Note 3 in the Notes to the Financial Statements, retail receivables were sold through special purpose bankruptcy-remote subsidiaries. Net proceeds from these sales totaled $3.5 billion, $13.1 billion and $11.2 billion during 1994, 1993 and 1992, respectively. Sales of wholesale receivables, sold through a special purpose bankruptcy-remote subsidiary, resulted in net proceeds of $2.6 billion in 1994. GMAC continues to service sold receivables for a fee and earns other related ongoing income. The subsidiaries generally retain a subordinated or restricted cash interest in the total receivable pools, which are included in other earning assets as due and deferred from receivable sales. Such subsidiaries also retain limited recourse for credit losses in the underlying receivables to the extent of their investments. These special purpose subsidiaries are consolidated for financial reporting purposes, while the transfer of underlying assets to the issuing trusts and subsequent sale of securities to investors represents a sale for financial reporting purposes. New Center Asset Trust (NCAT), a non-consolidated limited-purpose business trust was established in 1993 to issue asset-backed commercial paper. Pursuant to an administration agreement, GMAC acts as administrator for NCAT. NCAT enables the Company to diversify funding sources, establish incremental liquidity, and achieve cost savings (relative to its other funding alternatives) by accessing both the A-1+/P-1 and A-1/P-1 commercial paper markets. NCAT purchases certain qualifying asset-backed securities from special purpose subsidiaries of GMAC and finances the purchases through the issuance of commercial paper and equity certificates, virtually all of which have been sold to unrelated third parties.

The scope of GMAC's capability to tap the capital markets for unsecured debt is linked to both its term debt and commercial paper ratings. This is particularly true with respect to the Company's commercial paper ratings. Security ratings are intended to provide guidance to investors in determining the credit risk associated with particular securities based on current information obtained by the rating organizations from the Company or other sources that such organizations consider to be reliable. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. A security rating is not a recommendation to buy, sell, or hold securities and is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Substantially all of the Company's short-, medium-, and long-term debt has been rated by four nationally recognized statistical rating organizations. As of March 14, 1995, all of the latest ratings assigned were within the investment grade category.

Duff & Phelps Credit Rating Co. (D&P), has assigned a rating of A-to the senior debt of the Company, the seventh highest among ten investment grade ratings available, indicating adequate likelihood of timely payment of principal and interest. The Company's commercial paper has received a rating of D-1 from D&P, the second highest of five investment grade ratings available, signifying a very high certainty of timely payment based on excellent liquidity factors and good fundamental protection factors.

Fitch Investors Service, Inc. (Fitch), has assigned ratings of A- and F-1 to the Company's senior debt and commercial paper, the seventh and second highest among ten and four investment grade

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ratings available, respectively. The A- rating is assigned by Fitch to bonds considered to be of high credit quality with the obligor's ability to pay interest and repay principal considered to be strong. The F-1 rating is assigned to short-term issues which possess a very strong credit quality based primarily on the existence of liquidity necessary to meet the obligation in a timely manner.

Moody's Investors Service, Inc. (Moody's), has rated the senior debt of the Company as Baa1, eighth highest among ten investment grade ratings available, reflecting adequate protection of present interest payments and principal. Moody's has rated the Company's commercial paper as Prime-2, the second highest of three such ratings, indicating a strong ability for repayment based on sound earnings trends and coverage ratios, appropriate capitalization characteristics and adequate maintenance of alternative liquidity.

Standard & Poor's Corporation (S&P), rates the Company's senior debt at BBB+, eighth highest of the ten investment grade ratings available for long-term debt, based on a determination of adequate capacity to pay interest and repay principal. The S&P rating for the Company's commercial paper is A-2, third highest of the four investment grade ratings available, indicating strong capacity for timely payment determined by significant safety characteristics.

At this date, GMAC is not under review by any of the above agencies; however, in January 1995, Standard & Poor's Corporation affirmed the current rating of the Company and its parent, General Motors Corporation (GM). In addition, Duff and Phelps Credit Rating Co. affirmed the debt and commercial paper ratings of the Company and GM on December 1, 1994.

The Company and its subsidiaries utilize a variety of interest rate and currency derivative financial instruments in managing its interest rate and foreign exchange exposures. GMAC is not a dealer in derivative instruments, but is an end-user of such instruments in the normal course of business. By employing derivative instruments to manage the risks of a multinational finance company, GMAC is in a better position to offer attractive, competitive financing rates to
its customers.   The derivative instruments utilized by the Company
are relatively straightforward and involve little complexity -- centering on interest rate swaps and options (including swaptions and interest rate caps) as well as currency swaps and futures.

In the context of the commercial and financial transactions arising in the ordinary course of business, GMAC's policy is to primarily employ derivative instruments which reduce the risks which result from interest rate changes and exchange rate movements. Consistent with this policy, GMAC addresses interest rate and currency risks by using derivative instruments to offset a companion asset or funding obligation as well as to adjust the fixed/floating nature of its funding position.

The Company does not use any of these classes of instruments for trading purposes. These instruments involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the periodic monitoring and approval of financially sound counterparties and limiting the potential exposure to individual counterparties to predetermined notional limits. Market risk is inherently limited by

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the fact that the Company holds offsetting asset or liability positions. Market risk is also managed on an ongoing basis by determining and monitoring the fair value of each agreement in the
portfolio.   The aggregate fair value of GMAC s derivatives
portfolio has varied within a narrow range over time and represents a very small percentage of the Company s $7.9 billion equity base. GMAC employs a variety of internal swap and option models, using mid-market rates, to calculate mark-to-market values of its derivative positions. Periodically, the models are validated by comparing valuations with counterparties.

The Company enters into interest rate swaps to achieve the desired fixed/floating mix in its debt portfolio, similar to the way it would enter into a fixed/floating rate debt issuance to achieve a certain funding exposure. Floating rate swaps are typically used to achieve a more cost efficient funding. Thus, any floating rate swaps are exposed to rising interest rates, but would benefit from declining rates. Conversely, any fixed rate debt issues or fixed rate swaps provide GMAC with known fixed costs, but would not provide the Company a benefit from a decline in interest rates.

The Company enters into currency swaps to hedge exposures related to debt denominated in a currency other than the local currency of the entity issuing the debt.

Currency and interest rate swaps correspond to specific fundings with matching terms and maturities. Typical maturities range from two to five years. Each swap contract incorporates one or a series of payments to be made and one or a series of payments to be received. The payments received in each rate swap mirror the payments made on the underlying funding transactions, obligating GMAC to make payments, either fixed or floating, under the swap.
The Company also has portfolio interest rate swaps which are tied to the commercial paper portfolio and to the wholesale receivables portfolio, converting a floating rate exposure to a fixed exposure. Amounts due and payments relating to the portfolio swaps are offset against commercial paper interest expense or wholesale financing revenue.

The total notional amount of off-balance sheet instruments at December 31, 1994 and 1993, including written options of $3.2 billion and $5.3 billion, respectively, was $11.6 billion and $8.6 billion, for the respective years. Summary schedules of outstanding contracts by type and term as well as a reconciliation of the Company's interest rate and currency swap activities for the years ended December 31, 1994 and 1993, are included in Note 15 in the Notes to Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CASH FLOWS

Cash provided by operating and financing activities in 1994 totaled $4,735.8 million and $3,382.5 million, respectively, excluding dividend payments totaling $875.0 million. Such cash was used in net investing activities totaling $9,933.4 million with a resultant decrease in cash and cash equivalents amounting to $2,688.6 million. The decrease in cash and cash equivalents reflects a planned reduction in the liquidity portfolio, due to continued favorable access to the capital markets, reduced net funding from sales of finance receivables and increased net investments in operating leases. In comparison, cash provided by operating and investing activities in 1993 totaled $4,901.8 million and $7,824.9 million, respectively. Such cash was utilized to reduce debt by $11,314.6 million and pay dividends to General Motors Corporation of $1,250.0 million, with the net increase in cash and cash equivalents totaling $157.0 million. Also in comparison, cash provided by operating and investing activities in 1992 amounted to $5,166.8 million and $7,231.3 million, respectively. Such cash was also used to reduce debt by $9,834.4 million, pay dividends of $1,100.0 million and increased cash and cash equivalents by $1,458.6 million.

BORROWING COSTS

The U.S. bank prime rate, which began the year at 6.0%, climbed to 8.5% by year-end 1994. GMAC's cost of short-term debt in the United States increased 80 basis points during 1994, averaging 4.55%, compared to 3.75% in 1993 and 4.10% in 1992. United States medium- and long-term money costs decreased to an average of 7.49% for 1994, 34 and 78 basis points below 1993 and 1992, respectively. The composite cost of debt for United States operations averaged 6.48% in 1994, down from 6.51% in 1993 and 6.75% in 1992.

The Company's worldwide cost of short-term debt averaged 5.09% in 1994, compared with 4.86% in 1993 and 5.31% in 1992. Worldwide medium- and long-term money costs decreased 45 and 96 basis points from 1993 and 1992, respectively, to average 7.60% in 1994, down from 8.05% in 1993 and 8.56% in 1992. Overall cost of funds averaged 6.69% in 1994, down 25 and 61 basis points from 6.94% and 7.30% in 1993 and 1992, respectively. The decline in 1994 borrowing costs reflects a more favorable funding mix resulting from reduced medium- and long-term cost of funds as well as an increasingly positive perception of GMAC's financial position by the capital markets.

COLLECTION RESULTS

Delinquency and repossession rates on retail and fleet leasing accounts serviced worldwide were relatively unchanged during 1994. Accounts past due over 30 days averaged 2.5% as a percent of accounts outstanding during 1994, unchanged from 2.5% in 1993 and slightly higher than 2.4% in 1992. Repossessions of new vehicles averaged 1.7%, unchanged from 1.7% in 1993 and improved from 2.0% in 1992, while repossessions of used vehicles increased to 2.6% from 2.3% in 1993 and 2.5% in 1992. In total, the number of repossessed vehicles decreased to 110,000 units in 1994, compared to 121,000 units in 1993 and 151,000 units in 1992.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net retail losses were 0.54% of total average serviced assets in 1994, as compared to 0.63% and 0.89% for the prior year and 1992, respectively. Retail losses as a percent of total serviced assets liquidated decreased to 0.85% in 1994, down from 0.97% and 1.38% in 1993 and 1992, respectively. Allowance for financing losses, including the allowance for off-balance sheet sold receivables, amounted to $756.1 million at December 31, 1994, down $99.2 million and $257.7 million from $855.3 million and $1,013.8 million at December 31, 1993 and 1992, respectively. This reduction reflects a decrease in the level of assets serviced, a net transfer to non-earning assets and improved loss experience, primarily in the United States. At this level, the loss allowance represented 1.1% of net serviced assets, down from 1.2% in 1993 and from 1.3% in 1992.

INSURANCE OPERATIONS

Gross premiums written by Motors Insurance Corporation and its subsidiaries (MIC) totaled $1,360.9 million in 1994, up slightly from $1,343.0 million and $1,322.9 million in 1993 and 1992, respectively, while net premiums written totaled $1,211.1 million in 1994, $6.3 million higher than in 1993 and $38.3 million lower than 1992. For the year, MIC contributed $118.1 million to consolidated net income, excluding the cumulative effect of the 1994 charge for SFAS No. 112, down $72.4 million from the comparable $190.5 million reported in 1993, and down $89.0 million from the comparable $207.1 million reported in 1992, excluding the cumulative effect of the 1992 charge for SFAS No. 106. Earnings in 1994, as compared to 1993, reflect significant declines in recognized capital gains which were partially offset by improved underwriting results. Income earned in 1993, when compared to 1992, reflects unfavorable underwriting results, partially offset by higher capital gains.

MORTGAGE OPERATIONS

GMAC Mortgage Group continued to be one of the largest mortgage bankers in the United States. For the 1994 calendar year, loan origination, purchased mortgage servicing and correspondent loan volume totaled $16.9 billion, a decrease of $7.0 billion and $11.3 billion from 1993 and 1992, respectively, reflecting substantially reduced industry origination volume as a result of increasing interest rates.

At December 31, 1994, the combined mortgage servicing portfolio, including $23.6 billion of loans master-serviced by Residential Funding Corporation (RFC), was $58.7 billion, up $4.9 billion from 1993, reflecting a reduction in prepayment rates which move in the opposite direction of interest rates.

FINANCING REVENUES

Consolidated financing revenue totaled $9,418.8 million in 1994, up $666.8 million from 1993 but down $983.3 million from 1992. The increase from 1993 to 1994 is primarily attributable to increases in leasing revenues, resulting from continued growth in operating lease activity and greater wholesale revenue due to GMAC's resumption of dealer wholesale inventory financing formerly transacted by General Motors. This increase was partially offset by reduced lease financing revenues due to General Motors' reduction in fleet sales.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Retail and lease financing revenue, at $2,955.0 million for 1994, was $718.4 million and $2,552.0 million lower than 1993 and 1992, respectively. Contributing to these declines were lower asset levels, primarily due to net asset liquidations through the sale of retail finance receivables since December 1990. Leasing revenue reached $4,855.7 million in 1994, compared to $3,870.9 million in 1993 and $3,527.9 million in 1992, as leasing continues to gain consumer acceptance. In 1994, wholesale and term loan financing revenue amounted to $1,608.1 million, compared with $1,207.7 million in 1993 and $1,367.2 million in 1992, with the increase primarily attributed to the aforementioned resumption of wholesale inventory financing previously transacted by General Motors as well as greater dealer inventory and higher floorplan financing rates, partially offset by sales of wholesale receivables.

Interest and discount expense decreased to $4,230.9 million in 1994 from $4,721.2 million reported in 1993 and $5,828.6 million in 1992. The $490.3 million decrease from 1993 is primarily due to a more favorable medium- and long-term funding mix resulting from increasing positive perception of GMAC's financial position by the capital markets. The $1,107.4 million decrease from 1992 to 1993 is due to the more favorable funding mix, a general decrease in U.S. interest rates and a lower level of total borrowings.

Depreciation expense on operating leases, primarily GMAC's
SmartLease program, totaled $3,233.8 million in 1994, in comparison to $2,702.0 million in 1993 and $2,429.6 million in 1992. The continued increase was primarily attributable to successful marketing of the SmartLease program in the United States and Canada.

Net pre-tax margin from financing operations after interest and discount and depreciation expense totaled $1,954.1 million in 1994, up $625.3 million from 1993, but down $189.8 million from 1992. The year-to-year improvement from 1993 to 1994 primarily reflects increased wholesale financing revenue and the continued acceptance and popularity of retail leasing, partially offset by reduced retail and lease financing revenue.

Net insurance premiums earned by MIC in 1994 were relatively stable and amounted to $1,127.6 million, compared with $1,107.2 million in 1993 and $1,159.7 million in 1992.

Other income, including gains on receivable sales, as well as servicing fees and other income related to sold finance receivables, totaled $1,598.6 million for 1994, as compared to $2,624.3 million and $2,177.5 million in 1993 and 1992, respectively. The decrease since 1993 is largely due to lower interest and service fees of $532.4 million from General Motors as a result of the termination of the financing agreement whereby GM had previously assumed some dealer wholesale inventory financing. This reduction is offset by increased financing revenues on wholesale receivables. Capital gains at MIC for 1994 decreased $139.5 million and $58.4 million from 1993 and 1992, respectively, primarily reflecting non-recurring capital gains recognized in 1993.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Pre-tax gains on sold retail receivables, excluding the related limited recourse loss provision totaled $30.8 million during 1994 compared with $436.4 million for the previous year and $588.8 million in 1992. Retail receivables sales generally accelerate the recognition of income on retail contracts, net of servicing fees and other related deferrals, into the period the receivables are sold. The amount of such gains is affected by a number of factors and may create variability in quarterly earnings depending on the type and amount of receivables sold, the structure used to effect the sale, as well as the prevailing financial market conditions. This acceleration results in the pre-tax gains reflected above, and can create variability in annual earnings depending on the amount, timing and the net margin between the average yield on and all-in-cost of the sold receivables. The acceleration also reduces profit potential in future periods. Although this acceleration can significantly impact quarterly or year-to-year comparisons, it should be noted that the Company historically recognizes approximately 70% of interest and discount revenue in the first two years of a retail contract (reflecting the term of the underlying contracts, revenue recognition methods and historical prepayment experience). As such, depending on the timing of receivables sales in a given year, the net impact on annual earnings may be substantially less than the gains indicated.

EXPENSES

Salaries and benefits declined in 1994 to $813.7 million from $825.8 million and $854.4 million in 1993 and 1992, respectively. The lower salary costs in 1994, when compared to 1993, were a result of a lower employee population, partially offset by increased benefit costs primarily for retirement and post-retirement benefits.

Other operating expenses, excluding salaries and benefits and insurance losses and loss adjustment expenses, totaled $1,173.1 million for 1994, $49.9 million and $127.4 million higher than the respective comparable 1993 and 1992 periods. The increase is primarily attributable to sales promotion expense and valuation adjustments related to repossessed automobiles.

The Company's provisions for loan losses reflect continued favorable loss experience related to its finance receivables. This experience has been affected by both an improving economy (which reduces the frequency of loss) and by a strong used car market (which reduces the severity of loss). Although the performance of all asset classes has been favorably influenced, the largest impact on loss provisions and total loss allowances is related to GMAC's retail receivables portfolio. In the United States, the Company's losses as a percent of liquidations for new retail receivables serviced
dropped in 1994 to   0.78%, from 1.02% in 1993 and 1.55% in 1992.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Due to the selective criteria employed in forming pools for receivable sales transactions, the loss performance related to sold retail receivables is better than that related to on-balance sheet receivables. The loss-to-liquidation levels for sold receivables in the United States for 1994, 1993 and 1992 equate to 0.46%, 0.49% and 0.52%, respectively. In late 1993, the Company refined its methodology for loss provisions to distinguish between the performance of on-balance sheet and off-balance sheet receivables. This resulted in a $155.1 million reclassification in the loss allowance related to sold receivables.

On a total Company basis, charge-offs, net of recoveries, for the 1994 calendar year amounted to $276.5 million, including sold receivables -- an improvement of $142.6 million versus 1993 and an improvement of $307.6 million versus 1992. Based on these continued improvements, the Company adjusted its allowances accordingly during 1994 which resulted in a provision for losses on financing receivables of $177.3 million, including sold receivables, $123.5 million and $193.7 million lower than 1993 and 1992, respectively. Gross charge-offs for 1994, excluding sold receivables, were $361.0 million, as compared to $437.9 million in 1993 and $695.6 million in 1992. As a result of this continued favorable loss experience, net retail losses were 0.54% of total average serviced assets in 1994, as compared to 0.63% and 0.89% for the prior year and 1992, respectively.

Amortization of intangible assets totaled $45.5 million in 1994, compared with $141.1 million and $121.1 million in 1993 and 1992, respectively. The decrease is primarily attributable to reduced amortization of purchased mortgage servicing rights.

United States, foreign and other income taxes amounted to $512.7 million for 1994, $79.0 million and $369.6 million less than 1993 and 1992, respectively. The decrease primarily reflects reduced pre-tax income and a lower effective tax rate on a consolidated basis. The two percentage point reduction in the effective tax rate between 1993 (37.6%) and 1994 (35.6%) is attributable to reductions in accruals from prior years based upon the periodic assessment of the adequacy of such accruals, while the unusually high rate of 42.0% in 1992 included a non-recurring state and local deferred tax adjustment.

ACCOUNTING STANDARDS

In November 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 112, Employers' Accounting for Postemployment Benefits, which established a new accounting principle for the cost of benefits provided to former or inactive employees after employment but before retirement. The Statement is effective for fiscal years beginning after December 15, 1993. The Company adopted this standard effective January 1, 1994; the after-tax unfavorable cumulative effect of this change was $7.4 million. The ongoing effect in subsequent periods is not expected to be material.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded)

In May 1993, the FASB issued SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires a creditor to measure impairment based on the fair value of the collateral when it is determined that foreclosure is probable. It also clarifies that a creditor should evaluate the collectibility of both contractual interest and principal of all receivables when assessing the need for a loss accrual. In October 1994, the FASB issued SFAS No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures, an amendment of FASB Statement No. 114. This Statement amended SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. Both Statements apply to financial statements for fiscal years beginning after December 15, 1994. The Company adopted SFAS No. 114 effective January 1, 1994 and SFAS No. 118 retroactive to January 1, 1994.
The Company's loans primarily consist of large groups of smaller-balance homogeneous loans which are collectively evaluated for impairment and to which these standards do not apply. The loans of the Company that are affected by these Statements were previously, and continue to be, carried at the lower of book value or the fair value of the collateral. There was no material impact on the consolidated financial position or results of operations as a result of adoption.

In May 1993, the FASB also issued SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which addresses the accounting and reporting for investments in debt and equity securities that have readily determinable fair values. The Company's investments are predominantly categorized as "Available-for-Sale", reported at fair value with unrealized gains or losses reported separately (net of tax) in stockholder's equity. The two other classifications in this Statement are "Held-to-Maturity Securities", reported at amortized cost, and "Trading Securities", reported at fair value with unrealized gains or losses reported in earnings. Investments are categorized based upon the intent of the Company for which the securities were purchased. This statement is effective for fiscal years beginning after December 15, 1993. The Company adopted this standard effective January 1, 1994. The cumulative favorable effect to stockholder's equity at January 1, 1994, was $127.5 million, net of tax.

In October 1994, the FASB issued SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments, which requires classification of derivative financial instruments as either held or issued for trading purposes or purposes other than trading. It also requires specific disclosures about the notional amounts, nature and terms of derivative financial instruments held or issued. SFAS No. 119 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosure of fair values within one footnote to the financial statements. This Statement is effective for fiscal years ending after December 15, 1994. The Company adopted this standard December 31, 1994 with the related disclosures reflected in Note 15 in the Notes to the Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         RESPONSIBILITIES FOR CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of General Motors Acceptance Corporation and subsidiaries were prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on judgments of management. Financial information elsewhere in Part II is consistent with that in the consolidated financial statements.

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

Deloitte & Touche LLP, an independent auditing firm, is engaged to audit the consolidated financial statements of General Motors Acceptance Corporation and its subsidiaries and issue reports thereon. The audit is conducted in accordance with generally accepted auditing standards which comprehend the consideration of internal accounting controls and tests of transactions to the extent necessary to form an independent opinion on the financial statements prepared by management. The Independent Auditors' Report appears on the next page.

The Board of Directors, through its Audit Committee (the "Committee"), is responsible for: (1) assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements and (2) engaging the independent auditors. The Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management and the internal auditors meet regularly (separately and jointly) with the Committee to review the activities of each, to ensure that each is properly discharging its responsibilities and to assess the effectiveness of the system of internal accounting controls. It is management's conclusion that the system of internal accounting controls at December 31, 1994, provides reasonable assurance that the books and records reflect the transactions of the companies and that its established policies and procedures are complied with. To ensure complete independence, Deloitte & Touche LLP has full and free access to meet with the Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal accounting controls and the quality of the financial reporting.


s/ J. M. Losh                  s/ J. D. Finnegan
---------------                -------------------------------------
J. Michael Losh                John D. Finnegan, Executive Vice
   Chairman                    President and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT


General Motors Acceptance Corporation:

We have audited the Consolidated Balance Sheet of General Motors Acceptance Corporation and subsidiaries as of December 31, 1994 and 1993 and the related Consolidated Statement of Income and Net Income Retained for Use in the Business and Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of General Motors Acceptance Corporation and subsidiaries at December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Notes 5 and 12 to the financial statements, effective January 1, 1994 the Company changed its method of accounting for certain investments in debt and equity securities and postemployment benefits, respectively. Also, as discussed in
Note 12 to the financial statements, effective January 1, 1992 the Company changed its method of accounting for postretirement benefits other than pensions.

s\ DELOITTE & TOUCHE LLP
------------------------
 DELOITTE & TOUCHE LLP

600 Renaissance Center
Detroit, Michigan 48243-1704

January 30, 1995

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                         CONSOLIDATED BALANCE SHEET

                                                                    December 31
                                                                --------------------
                                                                  1994       1993
                                                                ---------  ---------
                                                            (in millions of dollars)
Cash and Cash Equivalents (Note 1) ............................ $ 1,339.5  $ 4,028.1
                                                                ---------  ---------
EARNING ASSETS
Investments in securities (Note 5) ............................   3,891.7    3,449.7
Finance receivables, net (Notes 2 and 3) ......................  54,625.1   54,134.8
Net investment in operating leases (Note 4) ...................  17,809.2   11,363.5
Receivables from General Motors Corporation (Note 13) .........   1,080.5    1,355.5
Real estate mortgages - including mortgages held for resale
 of $1,244.0 and $1,827.5......................................   2,164.6    1,827.5
Due and deferred from receivable sales, net (Note 3) ..........   1,564.6    1,857.6
Other (Note 13) ...............................................     938.9      795.2
                                                                ---------  ---------
Total earning assets ..........................................  82,074.6   74,783.8
                                                                ---------  ---------

OTHER ASSETS
Intangible assets, at cost less amortization (Note 1) .........     377.4      360.9
Other nonearning assets (Note 6) ..............................   1,745.9    1,578.0
                                                                ---------  ---------
Total other assets ............................................   2,123.3    1,938.9
                                                                ---------  ---------
TOTAL ASSETS .................................................. $85,537.4  $80,750.8
                                                                =========  =========

Notes, loans and debentures payable within
 one year (Notes 7 and 8) ..................................... $35,114.8  $35,084.4
                                                                ---------  ---------
ACCOUNTS PAYABLE AND OTHER LIABILITIES
General Motors Corporation and affiliated companies (Note 13) .   1,867.3    2,487.5
Interest ......................................................     957.1    1,006.6
Unpaid insurance losses and loss adjustments ..................   1,563.6    1,569.4
Unearned insurance premiums ...................................   1,422.0    1,337.4
Deferred income taxes (Note 10) ...............................   1,704.5    1,193.2
United States and foreign income and other taxes payable ......      20.3       35.5
Other postretirement benefits (Note 12) .......................     574.5      524.9
Other .........................................................   2,880.0    1,970.8
                                                                ---------  ---------
Total accounts payable and other liabilities ..................  10,989.3   10,125.3
                                                                ---------  ---------
Notes, loans and debentures payable after one year (Note 9) ...  31,539.6   27,688.8
                                                                ---------  ---------
Common stock, $100 par value (outstanding 22,000,000 shares in
 1994 and 21,650,000 in 1993) (Note 19) .......................   2,200.0    2,165.0
Net income retained for use in the business ...................   5,653.7    5,609.0
Net unrealized gains on securities ............................      52.4      164.3
Unrealized accumulated foreign currency translation adjustment      (12.4)     (86.0)
                                                                ---------  ---------
Total stockholder's equity ....................................   7,893.7    7,852.3
                                                                ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY .................... $85,537.4  $80,750.8
                                                                =========  =========
Reference should be made to the Notes to Financial Statements.


                    GENERAL MOTORS ACCEPTANCE CORPORATION
                    CONSOLIDATED STATEMENT OF INCOME AND
                 NET INCOME RETAINED FOR USE IN THE BUSINESS

                                              For the Years Ended December 31
                                             ----------------------------------
                                                1994        1993        1992
                                             ----------  ----------  ----------
                                                  (in millions of dollars)
FINANCING REVENUE (Note 1)
Retail and lease financing ................  $  2,955.0  $  3,673.4  $  5,507.0
Leasing ...................................     4,855.7     3,870.9     3,527.9
Wholesale and term loans ..................     1,608.1     1,207.7     1,367.2
                                             ----------  ----------  ----------
Total financing revenue ...................     9,418.8     8,752.0    10,402.1
Interest and discount .....................    (4,230.9)   (4,721.2)   (5,828.6)
Depreciation on operating leases ..........    (3,233.8)   (2,702.0)   (2,429.6)
                                             ----------  ----------  ----------
Net financing revenue .....................     1,954.1     1,328.8     2,143.9
Insurance premiums earned .................     1,127.6     1,107.2     1,159.7
Other income (Notes 3 and 13) .............     1,598.6     2,624.3     2,177.5
                                             ----------  ----------  ----------
NET FINANCING REVENUE AND OTHER ...........     4,680.3     5,060.3     5,481.1

EXPENSES

Salaries and benefits .....................       813.7       825.8       854.4
Other operating expenses ..................     1,173.1     1,123.2     1,045.7
Insurance losses and loss adjustment
 expenses .................................     1,030.9     1,096.6       987.9
Provision for financing losses (Note 2) ...       177.3       300.8       371.0
Amortization of intangible assets (Note 1)         45.5       141.1       121.1
                                             ----------  ----------  ----------
Total expenses ............................     3,240.5     3,487.5     3,380.1
                                             ----------  ----------  ----------
Income before income taxes ................     1,439.8     1,572.8     2,101.0
United States, foreign and other income
 taxes (Note 10) ..........................       512.7       591.7       882.3
                                             ----------  ----------  ----------
Income before cumulative effect of
 accounting changes .......................       927.1       981.1     1,218.7
Cumulative effect of accounting changes ...        (7.4)       --        (282.6)
                                             ----------  ----------  ----------
NET INCOME ................................       919.7       981.1       936.1
Net income retained for use in the business
 at beginning of the year .................     5,609.0     5,877.9     6,041.8
                                             ----------  ----------  ----------
Total .....................................     6,528.7     6,859.0     6,977.9
Cash dividends ............................       875.0     1,250.0     1,100.0
                                             ----------  ----------  ----------
NET INCOME RETAINED FOR USE IN THE BUSINESS
 AT END OF THE YEAR .......................  $  5,653.7  $  5,609.0  $  5,877.9
                                             ==========  ==========  ==========



Reference should be made to the Notes to Financial Statements.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  For the Years Ended December 31
                                                  ----------------------------------
                                                     1994        1993        1992
                                                  ----------  ----------  ----------
                                                       (in millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Income before cumulative effect of accounting
 changes .......................................  $    927.1  $    981.1   $ 1,218.7
Depreciation ...................................     3,267.2     2,751.5     2,474.4
Provision for financing losses .................       177.3       300.8       371.0
Mortgage loans-originations/purchases ..........   (10,135.7)  (21,583.7)  (17,232.9)
                -proceeds on sale ..............    10,719.2    22,309.5    16,859.0
Changes in the following items
  Due to General Motors Corporation and
   affiliated companies ........................      (618.1)     (333.9)      812.6
  Taxes payable and deferred ...................       542.8       123.4       337.1
  Interest payable .............................       (50.2)     (180.7)     (106.4)
  Other assets .................................      (598.4)      (97.0)      100.4
  Other liabilities ............................       467.7       222.0       187.3
Other ..........................................        36.9       408.8       145.6
                                                  ----------  ----------  ----------
Net cash provided by operating activities ......     4,735.8     4,901.8     5,166.8
                                                  ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Finance receivables-acquisitions ...............  (156,579.8) (103,396.3) (120,829.8)
                   -liquidations ...............   137,598.4    92,808.6   119,453.1
Notes receivable General Motors Corporation            275.0    10,207.7     2,303.0
Operating leases-acquisitions ..................   (13,086.8)   (6,971.3)   (6,182.8)
                -liquidations ..................     3,569.5     2,572.7     1,912.7
Investments in securities-acquisitions .........   (11,715.3)  (10,976.1)   (9,714.8)
                         -liquidations .........    11,495.2    10,676.7     9,717.7
Proceeds from sales of receivables .............    18,800.0    13,072.2    11,201.8
Due and deferred from receivable sales .........       322.9      (618.4)     (854.3)
Other ..........................................      (612.5)      449.1       224.7
                                                  ----------  ----------  ----------
Net cash (used in)/provided by investing
 activities ....................................    (9,933.4)    7,824.9     7,231.3
                                                  ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Debt with original maturities 90 days and over
     -proceeds .................................    46,348.0    38,577.4    50,507.6
     -liquidations .............................   (46,541.3)  (45,148.0)  (54,475.9)
Debt with original maturities less than 90 days
     -net change ...............................     3,540.8    (4,744.0)   (5,866.1)
Dividends paid .................................      (875.0)   (1,250.0)   (1,100.0)
Proceeds from issuance of stock ................        35.0        --          --
                                                  ----------  ----------  ----------
Net cash provided by/(used in) financing
 activities ....................................     2,507.5   (12,564.6)  (10,934.4)
                                                  ----------  ----------  ----------
Effect of exchange rate changes on cash and cash
 equivalents ...................................         1.5        (5.1)       (5.1)
                                                  ----------  ----------  ----------
Net (decrease)/increase in cash and cash
 equivalents ...................................    (2,688.6)      157.0     1,458.6
Cash and cash equivalents at the beginning of
 the year ......................................     4,028.1     3,871.1     2,412.5
                                                  ----------  ----------  ----------
Cash and cash equivalents at the end of the year  $  1,339.5  $  4,028.1  $  3,871.1
                                                  ==========  ==========  ==========
SUPPLEMENTARY CASH FLOWS INFORMATION
 Interest paid .................................  $  4,223.7  $  4,819.1  $  5,824.0
 Income taxes paid/(recovered) .................  $    (16.0) $    430.5  $    541.8

Reference should be made to the Notes to Financial Statements.


                 GENERAL MOTORS ACCEPTANCE CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of General Motors Acceptance Corporation and its domestic and foreign subsidiaries (the Company).

The Company, a wholly-owned subsidiary of General Motors
Corporation, was incorporated in 1919 under the New York Banking Law relating to investment companies.

Revenue Recognition
-------------------
In the case of finance receivables in which the face amount includes the finance charge (principally retail financing), earnings are recorded in income over the terms of the receivables using the interest method. On finance receivables in which the face amount represents the principal (principally wholesale, interest-bearing financing and fleet leasing), the interest is taken into income as earned. Certain loan origination costs are deferred and amortized to financing revenue over the life of the related loans using the interest method.

Income from operating leases, included in leasing revenues, is recognized as scheduled payments become due.

Sales of Receivables
--------------------
The Company sells retail and wholesale receivables through special purpose subsidiaries which absorb all losses related to sold receivables to the extent of their subordinated investments, as well as certain segregated restricted cash flows. Appropriate limited recourse loss allowances associated with sold receivables are transferred from the allowance for financing losses and are included in "Due and deferred from receivable sales, net". Normal servicing fees on sold receivables are earned over time on a level yield basis.

Pre-tax gains on sold receivables are recorded in other income. In determining the gain or loss for each qualifying sale of retail receivables, the investment in the sold receivable pool is allocated between the portion sold and the portion retained based on their relative fair values on the date of sale. The receivables sold are removed from the balance sheet caption "Finance receivable, net", and the Company's retained interests in such receivables are included in "Due and deferred from receivable sales, net".

Allowance for Financing Losses
------------------------------
An allowance for credit losses is generally established during the period in which receivables are acquired and is maintained in amounts considered by management to be appropriate in relation to receivables outstanding.

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

                 GENERAL MOTORS ACCEPTANCE CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (continued)

Nonretail finance receivables are reduced to the estimated fair value of collateral when determined to be impaired or uncollectible.

Cash Equivalents
----------------
Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.

Insurance Operations
--------------------
Insurance premiums are earned on a basis related to coverage provided over the terms of the policies. Commission costs and premium taxes incurred in acquiring new business are deferred and amortized over the terms of the related policies on the same basis as premiums are earned. Acquisition costs associated with direct mail programs are amortized over a three year period. The liability for losses includes a provision for unreported losses, based on past experience, net of the estimated salvage and subrogation recoverable.

Intangible Assets
-----------------
Intangible assets representing purchased mortgage servicing rights are being amortized over periods that generally match future net mortgage servicing revenues, while goodwill is being amortized on a straight-line basis over 40 years. Amortization is applied directly to the asset account.

Depreciation
------------
The Company and its subsidiaries provide for depreciation of vehicles and other equipment on operating leases or in company use generally on a straight-line basis. The difference between the net book value and the proceeds of sale or salvage on items disposed of is included in income as a charge against or credit to the provision for depreciation.

                 GENERAL MOTORS ACCEPTANCE CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (concluded)

Financial Instruments
---------------------
The Company is party to a variety of interest rate and foreign exchange swap agreements and options.

The Company accounts for interest rate swap agreements using settlement accounting as they alter the characteristics of assets or liabilities to which they are matched. The cash flows from interest rate swaps are accounted for as adjustments to interest income or expense depending on the underlying exposure. Gains and losses from terminated contracts are deferred and amortized over the remaining period of the original swap or the remaining term of the underlying instrument whichever is shorter. Open swap positions are reviewed regularly to ensure that they remain effective in managing interest rate risk. Written options (including swaptions and interest rate caps) and related premiums as well as interest rate basis swaps are marked-to-market on a current basis with the related income or expense included in other income. Portfolio swaps are identified with specific portfolios of assets or liabilities with any amounts due or payable, and amounts paid or received, offset against the related interest income or expense.

Foreign exchange swap agreements are entered into in connection with the Company's management of its foreign currency exposures and are accounted for using settlement accounting as it relates to periodic interest payments. The foreign currency gains and losses associated with these contracts offset the correlating foreign currency gains and losses related to the designated liabilities.

                 GENERAL MOTORS ACCEPTANCE CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 2.  FINANCE RECEIVABLES

The composition of finance receivables outstanding at December 31, 1994 and 1993 is summarized as follows:
                                                    December 31
                                               ----------------------
                                                  1994        1993
                                               ----------  ----------
                                              (in millions of dollars)
United States
 Retail .....................................  $ 23,486.8  $ 22,322.2
 Wholesale ..................................    14,560.9    16,290.3
 Leasing and lease financing ................     1,613.4     2,372.1
 Term loans to dealers and others ...........     3,753.6     3,984.4
                                               ----------  ----------
Total United States .........................    43,414.7    44,969.0
                                               ----------  ----------
Canada
 Retail .....................................     1,101.1     1,644.5
 Wholesale ..................................     1,335.1     1,163.0
 Leasing and lease financing ................       671.4       673.6
 Term loans to dealers and others ...........       128.0       123.1
                                               ----------  ----------
Total Canada ................. ..............     3,235.6     3,604.2
                                               ----------  ----------
Europe
 Retail .....................................     5,340.5     4,294.1
 Wholesale ..................................     3,413.8     2,942.5
 Leasing and lease financing ................       547.8       520.1
 Term loans to dealers and others ...........       249.3       165.1
                                               ----------  ----------
Total Europe ................. ..............     9,551.4     7,921.8
                                               ----------  ----------
Other Countries
 Retail .....................................     1,306.3       907.8
 Wholesale ..................................       565.9       277.8
 Leasing and lease financing ................       447.5       297.6
 Term loans to dealers and others ...........       106.9        99.7
                                               ----------  ----------
Total Other Countries......... ..............     2,426.6     1,582.9
                                               ----------  ----------
Total finance receivables ...................    58,628.3    58,077.9
                                               ----------  ----------
Deductions
 Unearned income ............................     3,309.9     3,195.1
 Allowance for financing losses .............       693.3       748.0
                                               ----------  ----------
Total deductions ............................     4,003.2     3,943.1
                                               ----------  ----------
Finance receivables, net ....................  $ 54,625.1  $ 54,134.8
                                               ==========  ==========

                 GENERAL MOTORS ACCEPTANCE CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 2.  FINANCE RECEIVABLES (continued)

Retail, lease financing and leasing receivable installments past due over 30 days amounted to $55.5 million and $79.2 million at December 31, 1994 and 1993, respectively. Installments on term loans to dealers and others past due over 30 days aggregated $70.7 million at December 31, 1994 and $82.0 million at December 31, 1993.

The aggregate amount of total finance receivables maturing in each of the five years following December 31, 1994, is as follows: 1995 - $34,927.5 million; 1996 - $10,672.1 million; 1997 - $7,362.8 million; 1998 - $3,875.5 million; 1999 $1,533.2 million; 2000 and thereafter - $257.2 million.

The following table presents an analysis of the allowance for financing losses:
                                                 December 31
                                            ----------------------
                                             1994    1993    1992
                                            ----------------------
                                            (in millions of dollars)
Allowance for financing losses at
 beginning of the year .................  $ 748.0  $ 817.0 $1,261.0
Charge-offs                               -------  ------- --------
 United States .........................   (310.7)  (365.3)  (573.6)
 Other Countries .......................    (50.3)   (72.6)  (122.0)
                                          -------  ------- --------
Total charge-offs ......................   (361.0)  (437.9)  (695.6)
Recoveries and other ...................    116.0     74.5    139.6
Transfers to other nonearning assets ...     --      (40.2)  (135.0)
Transfers from/(to) sold receivables
 allowance .............................     13.0     33.8   (124.0)
Provisions charged to income ...........    177.3    300.8    371.0
                                          -------  ------- --------
Allowance for financing losses
 at end of the year ....................  $ 693.3  $ 748.0 $  817.0
                                          =======  ======= ========

In May 1993, the FASB issued SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires a creditor to measure impairment based on the fair value of the collateral when it is determined that foreclosure is probable. It also clarifies that a creditor should evaluate the collectibility of both contractual interest and principal of all receivables when assessing the need for a loss accrual. In October 1994, the FASB issued SFAS No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures, an amendment of FASB Statement No. 114. This Statement amended SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. Both Statements apply to financial statements for fiscal years beginning after December 15, 1994. The Company adopted SFAS No. 114 effective January 1, 1994 and SFAS No. 118 retroactive to January 1, 1994.
The Company's loans primarily consist of large groups of smaller-balance homogeneous loans which are collectively evaluated for impairment and to which these standards do not apply. The loans of the Company that are affected by this Statement were previously, and continue to be, carried at the lower of book value or the fair value of the collateral. There was no material impact on the consolidated financial position or results of operations as a result of adoption.

                 GENERAL MOTORS ACCEPTANCE CORPORATION
                      NOTES TO FINANCIAL STATEMENTS

NOTE 2.  FINANCE RECEIVABLES (concluded)

The following table presents an analysis of the allowance for financing losses on impaired loans for 1994:

                                                December 31, 1994
                                             ----------------------
                                           (in millions of dollars)
 Allowance for Financing Losses at
  beginning of year ..........................      $    173.9
     Additions ...............................            30.1
     Charge-offs .............................           (69.2)
                                                    ----------
Allowance for Financing Losses at
 end of year .................................      $    134.8
                                                    ==========

The total investment in these loans was $277.8 million at December 31, 1994. The average recorded investment during 1994 was $326.0 million. The Company's policy is to recognize interest income related to impaired loans on a cash-basis.


NOTE 3.  SALE OF FINANCE RECEIVABLES

The Company participates in various sales of receivables programs and sold retail finance receivables through special purpose subsidiaries with principal aggregating $3.7 billion in 1994, $13.6 billion in 1993 and $12.0 billion in 1992. These subsidiaries generally retain a subordinated investment of no greater than 9% of the total receivables pool and market the remaining portion. These subordinated investments absorb losses related to sold receivables to the extent that such losses are greater than the excess cash flows from those receivables and cash reserves related to the sale transaction. Pre-tax gains relating to such sales recorded in "Other income" (excluding limited recourse loss provisions which generally have been provided at the time the contracts were originally acquired) amounted to $30.8 million in 1994, $436.4 million in 1993 and $588.8 million in 1992. The Company continues to service these receivables for a fee. The Company's retail finance receivable servicing portfolio amounted to $9.9 billion and $14.9 billion at December 31, 1994 and 1993, respectively.

During 1994, the Company completed its first wholesale receivable sale which included floating rate term notes sold to the public and floating rate subordinated certificates and a floating rate revolving note, privately placed. Wholesale receivable sales resulted in a decrease in outstandings of $2.6 billion which comprised the Company's wholesale finance servicing portfolio at December 31, 1994. The certificates, when taken together with the reserve fund, provide credit support for the notes.

                 GENERAL MOTORS ACCEPTANCE CORPORATION
                      NOTES TO FINANCIAL STATEMENTS

NOTE 3.  SALE OF FINANCE RECEIVABLES (concluded)

The Company's interest in excess servicing cash flows, subordinated interest in trusts, cash deposits and other related amounts are generally restricted assets and subject to limited recourse provisions. The following is a summary of amounts included in "Due and deferred from receivable sales, net."
                                                    December 31
                                               ----------------------
                                                  1994        1993
                                               ----------  ----------
                                              (in millions of dollars)
Excess servicing ............................  $    392.3  $    745.5
Other restricted amounts:
 Subordinated interest in trusts ............       526.6       726.8
 Cash deposits held by trusts ...............       710.8       557.5
 Deferred servicing and other ................       (2.3)      (64.9)
Allowance for estimated credit losses on sold
 receivables ................................       (62.8)     (107.3)
                                               ----------  ----------
Total .......................................  $  1,564.6  $  1,857.6
                                               ==========  ==========

The following table presents an analysis of the allowance for estimated credit losses on sold receivables:

                                                 December 31
                                         ----------------------------
                                           1994      1993      1992
                                         ----------------------------
                                           (in millions of dollars)
Allowance for estimated credit
 losses at beginning of the year ......  $  107.3  $  196.8  $  100.9
Transfers (to)/from allowance for
 financing losses .....................     (13.0)    (33.8)    124.0
Charge-offs ...........................     (31.5)    (55.7)    (28.1)
                                         --------  --------  --------
Allowance for estimated credit losses
 at end of the year ...................  $   62.8  $  107.3  $  196.8
                                         ========  ========  ========


NOTE 4.  INVESTMENT IN OPERATING LEASES

Operating leases at year-end were as follows:
                                                    December 31
                                               ----------------------
                                                  1994        1993
                                               ----------  ----------
                                              (in millions of dollars)
Investment in operating leases
   Vehicles and other equipment, at cost.....  $ 22,876.1  $ 15,727.9
     Less: Accumulated depreciation..........     5,066.9     4,364.4
                                               ----------  ----------
Net investment in operating leases...........  $ 17,809.2  $ 11,363.5
                                               ==========  ==========

                 GENERAL MOTORS ACCEPTANCE CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 4.  INVESTMENT IN OPERATING LEASES (concluded)

The lease payments applicable to equipment on operating leases maturing in each of the five years following December 31, 1994, are as follows: 1995 - $4,864.8 million; 1996 - $3,146.2 million; 1997 -
$1,309.4 million; 1998 - $130.8 million and 1999 - $5.2 million.

NOTE 5.  INVESTMENTS IN SECURITIES

As of January 1, 1994, the Company adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As a result, bonds, notes, certificates of deposit, other investments and preferred stocks with mandatory redemption terms are carried at market value. In prior years, these investments were carried at amortized cost. Equity securities are carried at market (fair) value for both years. The aggregate excess of market value over cost, net of related income taxes, is included as a separate component of stockholder's equity. The Company determines cost on the specific identification basis. The fair value of the financial instruments presented herein is based on quoted market prices.

                                     December 31, 1994
                       ----------------------------------------------
                                     Fair      Unrealized  Unrealized
Type of Security          Cost       Value       Gains       Losses
---------------------  ----------  ----------  ----------  ----------
                                  (in millions of dollars)
Bonds, notes and
 other securities
 United States
  government and
  governmental
  agencies and
  authorities .......  $    298.5  $    285.0  $      0.3  $    (13.8)
 States, municipalities
  and political
  subdivisions ......     1,813.3     1,747.4        38.0      (103.9)
 Other ..............     1,417.0     1,387.3         4.2       (33.9)
                       ----------  ----------  ----------  ----------
Total debt
 securities .........  $  3,528.8  $  3,419.7  $     42.5  $   (151.6)
                       ----------  ----------  ----------  ----------

Equity securities ...  $    280.9  $    472.0  $    203.2  $    (12.1)
                       ----------  ----------  ----------  ----------
Total investment in
 securities .........  $  3,809.7  $  3,891.7  $    245.7  $   (163.7)
                       ==========  ==========  ==========  ==========

                 GENERAL MOTORS ACCEPTANCE CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 5.  INVESTMENTS IN SECURITIES (continued)

                                    December 31, 1993
                       ----------------------------------------------
                                     Fair      Unrealized  Unrealized
Type of Security          Cost       Value       Gains       Losses
---------------------  ----------  ----------  ----------  ----------
                                   (in millions of dollars)
Bonds, notes and
 other securities
 United States
  government and
  governmental
  agencies and
  authorities .......  $    195.1  $    206.3  $     11.4  $     (0.2)
 States, municipalities
  and political
  subdivisions ......     1,997.7     2,137.6       146.2        (6.3)
 Other ..............       735.9       781.0        48.3        (3.2)
                       ----------  ----------  ----------  ----------
Total debt
 securities .........  $  2,928.7  $  3,124.9  $    205.9  $     (9.7)
                       ----------  ----------  ----------  ----------
Equity securities ...  $    266.2  $    521.0  $    270.9  $    (16.1)
                       ----------  ----------  ----------  ----------
Total investment in
 securities .........  $  3,194.9  $  3,645.9  $    476.8  $    (25.8)
                       ==========  ==========  ==========  ==========

The distribution of maturities of debt securities outstanding at December 31, 1994 and 1993 is summarized as follows:


                         December 31, 1994       December 31, 1993
                       ----------------------  ----------------------
                                     Fair                    Fair
Maturity                  Cost       Value        Cost       Value
---------------------  ----------  ----------  ----------  ----------
                                  (in millions of dollars)
Due in one year or
 less ...............  $    177.6  $    179.0  $    168.0  $    173.5
Due after one year
 through five years .       637.9       631.5       621.6       663.7
Due after five years
 through ten years ..       997.9       968.8       876.6       931.8
Due after ten years .     1,094.3     1,027.4     1,080.0     1,162.2
Mortgage-backed
 securities .........       621.1       613.0       182.5       193.7
                       ----------  ----------  ----------  ----------
Total debt securities  $  3,528.8  $  3,419.7  $  2,928.7  $  3,124.9
                       ==========  ==========  ==========  ==========

Proceeds from the sale of debt securities amounted to $ 1,036.4 million in 1994, $2,093.4 million in 1993 and $1,690.3 million in 1992. Gross realized gains amounted to $15.0 million in 1994, $58.6 million in 1993 and $54.7 million in 1992. Gross realized losses amounted to $18.9 million in 1994, $13.3 million in 1993 and $5.4 million in 1992.

                 GENERAL MOTORS ACCEPTANCE CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 5.  INVESTMENTS IN SECURITIES (concluded)

Proceeds from the sale of equity securities amounted to $185.1 million in 1994, $258.6 million in 1993 and $232.4 million in 1992. Gross realized gains amounted to $80.5 million in 1994, $160.5 million in 1993 and $79.3 million in 1992. Gross realized losses amounted to $11.9 million in 1994, $2.3 million in 1993 and $6.3 million in 1992.


NOTE 6.  OTHER NONEARNING ASSETS

Other nonearning assets consist of:

                                                     December 31
                                               ----------------------
                                                  1994        1993
                                               ----------  ----------
                                              (in millions of dollars)

Property and equipment at cost...............  $    257.6  $    249.5
Accumulated depreciation ....................   (   127.8)  (   120.2)
                                               ----------  ----------
Net property ................................  $    129.8  $    129.3
Nonperforming assets (net of valuation
 reserves) ..................................       304.8       319.5
Insurance premiums receivable ...............       209.4       224.3
Residential servicing advances and excess
 servicing fees .............................       217.7       137.8
Deferred policy acquisition cost ............       200.3       182.5
Other assets ................................       683.9       584.6
                                               ----------  ----------
Total .......................................  $  1,745.9  $  1,578.0
                                               ==========  ==========

                   GENERAL MOTORS ACCEPTANCE CORPORATION
                       NOTES TO FINANCIAL STATEMENTS

NOTE 7.  LINES OF CREDIT WITH BANKS

The Company maintains four syndicated bank credit facilities in the U.S. and Europe.

As of December 31, 1994, syndicated bank credit facilities in the U.S. included a four year, $10.0 billion revolving credit facility, as well as an $8.5 billion 364-day asset-backed commercial paper liquidity and receivables credit facility to a non-consolidated special purpose entity established to issue asset-backed commercial paper. On January 25, 1995, the credit facility for the special purpose entity was increased by $2.0 billion to $10.5 billion. These facilities serve primarily as back-up for GMAC's unsecured and asset-backed commercial paper programs, respectively.

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

With respect to the $10 billion revolving credit facility, GMAC has agreed to a covenant such that, so long as the commitments remain in effect or any amount is owing to any lender under such commitments, the ratio of consolidated debt to total stockholder's equity at the last day of any fiscal quarter shall not exceed 11.0:1. At December 31, 1994 and 1993, this ratio amounted to 8.4:1 and 8.0:1, respectively.

Inclusive of these syndicated agreements, credit facilities maintained worldwide totaled $34,007.6 million at December 31, 1994, compared to $29,203.2 million at December 31, 1993. Facilities available for use as commercial paper back-up in the United States amounted to $18,505.0 million and $15,000.0 million at December 31, 1994 and 1993, respectively, all of which were unused. GMAC Mortgage had $965.0 million of bank lines of credit at December 31, 1994, compared with $1,255.0 million at December 31, 1993, which are utilized in the normal course of business. Of these lines, $465.0 million and $480.0 million were unused at December 31, 1994 and 1993, respectively.

Credit facilities supporting operations in Canada, Europe, Latin America and Asia Pacific totaled $14,537.6 million at December 31, 1994 and $12,948.2 million at December 31, 1993, of which $6,682.1 million and $6,314.3 million were unused at December 31, 1994 and 1993, respectively. As of December 31, 1994, the committed and uncommitted portion of such credit facilities totaled $4,812.1 million and $9,725.5 million, respectively. As of December 31, 1993, the committed and uncommitted portion of such credit facilities totaled $4,350.2 million and $8,598.0 million, respectively.

                   GENERAL MOTORS ACCEPTANCE CORPORATION
                       NOTES TO FINANCIAL STATEMENTS

NOTE 8.  NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE YEAR

                                                    December 31
                                               ----------------------
                                                  1994        1993
                                               ----------  ----------
                                              (in millions of dollars)
Short-term notes
 Commercial paper ...........................  $ 18,644.4  $ 14,521.1
 Master notes ...............................       500.9       467.8
 Demand notes ...............................     2,542.6     2,161.0
 Other ......................................       742.2       645.5
                                               ----------  ----------
Total principal amount ......................    22,430.1    17,795.4
Unamortized discount ........................      (131.5)      (61.6)
                                               ----------  ----------
Total .......................................    22,298.6    17,733.8
                                               ----------  ----------
Bank loans and overdrafts
 United States ..............................       552.0       823.0
 Other Countries ............................     5,271.4     4,893.6
                                               ----------  ----------
Total .......................................     5,823.4     5,716.6
                                               ----------  ----------
Other notes, loans and debentures
 payable within one year
  United States:
    Medium-term notes .......................     5,072.0     8,569.0
    Other (net) .............................     1,164.6     1,791.9
  Other countries ...........................       756.2     1,273.1
                                               ----------  ----------
Total .......................................     6,992.8    11,634.0
                                               ----------  ----------
Total payable within one year ...............  $ 35,114.8  $ 35,084.4
                                               ==========  ==========

Commercial paper is offered in the United States and Europe in varying terms ranging up to 270 days. The weighted average interest rates on commercial paper at December 31, 1994, 1993 and 1992 were 6.04%, 3.56% and 4.47%, respectively.

Master notes represent borrowings on a demand basis arranged generally under agreements with trust departments of certain banks. The weighted average interest rates on master notes at December 31, 1994, 1993 and 1992 were 6.06%, 3.30% and 4.18%, respectively.

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

                 GENERAL MOTORS ACCEPTANCE CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 8.  NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE YEAR
         (concluded)

The above maturities denominated in currencies other than the U.S. Dollar primarily consist of Canadian Dollar ($2,173.2 million), German Mark ($2,678.2 million), Australian Dollar ($720.9 million) and United Kingdom Pound Sterling ($1,331.3 million). The Company and its subsidiaries have entered into foreign currency swap agreements to hedge exposures related to notes and loans payable in currencies other than the local currency of the debt issuing entity.

To achieve its desired balance between fixed and variable rate debt, the Company has entered into interest rate swap, interest rate cap and swaption agreements. The breakdown between the fixed and variable (predominately based on London Interbank Offering Rate or LIBOR) interest rate amounts based on contractual terms and after the effect of interest rate derivatives is as follows:
                                               December 31
                                             1994        1993
                                            ------      ------
                                         (in millions of dollars)
Debt balances based on
contractual terms:
----------------------
Fixed amount ..........................   $31,676.9    $32,139.3
Variable amount .......................     3,569.4      3,006.7

Debt balances after effect of
derivatives:
-----------------------------
Fixed amount ..........................   $31,696.7    $31,890.7
Variable amount .......................     3,549.6      3,255.3

On a consolidated basis, short-term borrowing amounts during the prior three years were as follows:
                                      1994        1993        1992
                                   ----------  ----------  ----------
                                        (in millions of dollars)
Maximum amount outstanding at
 any month-end ..................  $ 27,547.8  $ 28,439.4  $ 36,914.0
Average borrowings outstanding
 during the year ................  $ 22,989.3  $ 23,462.9  $ 30,731.1
Weighted average short-term
 interest rates* ................      5.09%       4.86%       5.31%
Weighted average commercial
 paper rates*
  Worldwide .....................      4.46%       3.67%       4.33%
  United States .................      4.37%       3.44%       4.01%

* Rates have been determined by relating short-term interest costs for each year to the daily average dollar amounts outstanding.

Derivative activities resulted in interest expense increases of $5.8 million, $2.2 million and $1.2 million for the years ended December 31, 1994, 1993 and 1992, respectively. The effect of these transactions is not included in the above weighted average borrowing rates and were basis point increases of two and one for 1994 and 1993, respectively, and less than one basis point for 1992.

                 GENERAL MOTORS ACCEPTANCE CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 9.  NOTES, LOANS AND DEBENTURES PAYABLE AFTER ONE YEAR
                            Weighted average
                            interest rates at       December 31
Maturity                    December 31, 1994     1994        1993
--------------------------- -----------------  ----------  ----------
NOTES, LOANS AND DEBENTURES                   (in millions of dollars)
United States currency
 1995 .....................       --           $    --     $  6,040.1
 1996 .....................      7.0%             8,588.5     5,173.1
 1997 .....................      7.0%             6,539.7     4,391.6
 1998 .....................      6.7%             2,048.3     1,455.7
 1999 .....................      7.1%             3,209.1     1,600.0
 2000 .....................      8.0%             1,443.1     1,050.1
 2001 - 2005 ..............      8.5%             2,703.3     2,399.0
 2005 - 2010 ..............      8.9%               500.0       500.0
 2011 - 2015 ..............     11.0%             1,077.2     1,077.2
 2016 - 2049 ..............      7.8%               375.0       375.0
                                               ----------  ----------
Total United States currency                     26,484.2    24,061.8
Other currencies
 1995 - 2004 ..............      7.2%             5,844.9     4,442.4
                                               ----------  ----------
Total notes, loans and
 debentures ...............                      32,329.1    28,504.2
Unamortized discount ......                        (789.5)     (815.4)
                                               ----------  ----------
Total notes, loans and
 debentures payable after
 one year .................                    $ 31,539.6  $ 27,688.8
                                               ==========  ==========
The aggregate principal amounts of notes, loans and debentures with terms of more than one year from dates of issue, maturing in each of the five years following December 31, 1994, are as follows: 1996 - $11,186.7 million; 1997 - $8,403.3 million; 1998 - $3,075.9 million;
1999 - $3,840.4 million; and 2000 - $1,454.4 million.

The above maturities which are denominated in currencies other than the U.S. Dollar, primarily consist of the Canadian Dollar ($1,830.7 million), German Mark ($1,985.4 million), Australian Dollar ($703.8 million), Japanese Yen ($475.0 million) and United Kingdom Pound Sterling ($269.1 million). The Company and its subsidiaries have entered into foreign currency swap agreements to hedge exposures related to notes and loans payable in currencies other than the local currency of the debt issuing entity.

The Company has issued warrants to subscribe for up to $75 million aggregate principal amount of 7.00% Notes due August 15, 2001. The warrants are exercisable up to and including August 15, 2000.

The Company has issued warrants to subscribe for up to $300 million aggregate principal amount of 6.50% Notes due October 15, 2009. The warrants are exercisable up to and including October 15, 2007.

Debt issues totaling $1,847.2 million are redeemable, at par or slightly above, at the Company's option. The debt issues are redeemable anytime until prior to their maturity dates -- the latest date being April 2016.

                 GENERAL MOTORS ACCEPTANCE CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 9.  NOTES, LOANS AND DEBENTURES PAYABLE AFTER ONE YEAR
         (concluded)

The above maturities include $1,000.0 million in notes with fixed rates and $850.0 million in notes with variable rates which provide investors the option to cause GMAC to repurchase them at specific dates through June 2005. Generally, the probability of exercising an option would increase in the event of a reduction in one or more of the Company's security ratings or, where the notes are subject to fixed interest rates, an increase in market interest rates. For purposes of the above maturities, it is assumed that no repurchase will occur.

To achieve its desired balance between fixed and variable rate debt, the Company has entered into interest rate swap, interest rate cap and swaption agreements. The breakdown between the fixed and variable (predominately based on London Interbank Offering Rate or LIBOR) interest rate amounts based on contractual terms and after the effect of interest rate instruments is as follows:

                                                     December 31
                                                1994           1993
                                             ----------     ----------
                                              (in millions of dollars)
Debt balances based on
contractual terms:
----------------------
Fixed amount ..........................      $27,372.6      $26,730.1
Variable amount .......................        4,956.5        1,774.1

Debt balances after effect of
derivatives:
-----------------------------
Fixed amount ..........................       27,255.7       26,744.2
Variable amount .......................      $ 5,073.4      $ 1,760.0

Derivative activities resulted in interest expense decreases of $11.0 million, $18.8 million and $11.8 million for the years ended December 31, 1994, 1993 and 1992, respectively. The effect of these transactions on the Company's weighted average borrowing rates were basis point decreases of three, seven and three for 1994, 1993 and 1992, respectively.


NOTE 10.  UNITED STATES, FOREIGN AND OTHER INCOME TAXES

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

                 GENERAL MOTORS ACCEPTANCE CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 10.  UNITED STATES, FOREIGN AND OTHER INCOME TAXES (continued)

The tax effects of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities for 1994 and 1993 are as follows:
                                                 December 31, 1994
                                               ----------------------
                                                 Asset     Liability
                                               ----------  ----------
                                              (in millions of dollars)
Lease transactions ..........................  $    --     $  1,707.2
Provision for financing losses ..............       250.0        --
Debt transactions ...........................        --         298.1
Recognition of income on non-recourse
 receivables ................................        --          92.5
Unrealized gain on securities ...............        --          17.0
Sales of finance receivables ................        --          57.0
State and local taxes .......................        --         145.5
Insurance loss reserve discount .............        89.8        --
Unearned insurance premiums .................        90.0        --
Other postretirement benefits ...............       201.5        --
Alternative minimum tax .....................       180.3        --
Other .......................................        76.1       274.9
                                               ----------  ----------
Total deferred income taxes .................  $    887.7  $  2,592.2
                                               ==========  ==========


                                                 December 31, 1993
                                               ----------------------
                                                 Asset     Liability
                                               ----------  ----------
                                              (in millions of dollars)
Lease transactions ..........................  $     --    $  1,100.5
Provision for financing losses ..............       330.6        --
Debt transactions ...........................        --         332.2
Recognition of income on non-recourse
 receivables ................................        --         179.5
Unrealized gain on securities ...............                    88.5
Sales of finance receivables ................        29.1        --
State and local taxes .......................        --         126.5
Insurance loss reserve discount .............        85.6        --
Unearned insurance premiums .................        82.1        --
Other postretirement benefits ...............       182.4        --
Other .......................................       150.1       225.9
                                               ----------  ----------
Total deferred income taxes .................  $    859.9  $  2,053.1
                                               ==========  ==========

                 GENERAL MOTORS ACCEPTANCE CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 10.  UNITED STATES, FOREIGN AND OTHER INCOME TAXES (concluded)


The significant components of income tax expense are as follows:

                                    For the Years Ended December 31
                                   ----------------------------------
                                      1994        1993        1992
                                   ----------  ----------  ----------
                                        (in millions of dollars)
Income taxes estimated to be
 currently payable/(refundable)
 United States Federal ..........  $   (129.5) $     32.9  $    535.9
 Foreign ........................       147.3       162.8       125.8
 United States state and local ..       (31.3)       28.9        63.8
                                   ----------  ----------  ----------
Total income taxes payable/
 recoverable currently ..........       (13.5)      224.6       725.5
                                   ----------  ----------  ----------
Deferred income taxes:
 United States Federal ..........       352.9       343.7        10.7
 Foreign ........................       104.1        (3.0)       55.1
 United States state and local ..        69.2        26.4        91.0
                                   ----------  ----------  ----------
Total deferred income taxes
 (credits) ......................       526.2       367.1       156.8
                                   ----------  ----------  ----------
Income tax expense ..............  $    512.7* $    591.7  $    882.3*
                                   ==========  ==========  ==========


Income tax provisions recorded by the Company differ from the computed amounts developed by applying the statutory United States Federal income tax rate to income before income taxes. The following schedule reconciles the U.S. statutory income tax rate to the actual income tax rate recorded by the Company:

                                    For the Years Ended December 31
                                   ----------------------------------
                                      1994        1993        1992
                                   ----------  ----------  ----------

United States Federal statutory
 income tax rate..................    35.0%       35.0%       34.0%
Effect of (in percentage points)
 State and local income taxes ....     1.7         2.8         6.3
 Tax exempt interest and
  dividends received which are not
  fully taxable ..................    (2.5)       (1.9)       (1.2)
 Adjustment to U.S. taxes on
  foreign income .................     0.9         3.4         0.4
 Foreign income tax rate
   differential ..................     2.3         (.4)        1.9
 Other ...........................    (1.8)       (1.3)        0.6
                                   ----------  ----------  ----------
Effective tax rate ...............    35.6%*      37.6%       42.0%*
                                   ==========  ==========  ==========
----------

* Excludes cumulative effects of changes in accounting principles.

                 GENERAL MOTORS ACCEPTANCE CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 11.  PENSION PROGRAM

The Company and certain of its subsidiaries participate in various pension plans of General Motors Corporation and its domestic and foreign subsidiaries, which cover substantially all of their employees. Benefits under the plans are generally related to an employee's length of service, salary and, where applicable, contributions. GMAC Mortgage Corporation and NAVCO Corp., two wholly-owned subsidiaries, have separate retirement plans which provide for pension payments to their eligible employees upon retirement. Pension expense of the Company and its subsidiaries amounted to $17.6 million in 1994, $38.9 million in 1993 and $3.4 million in 1992.

During 1992, the Company offered voluntary early retirement to certain employees. Under the provision of SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, this early retirement opportunity resulted in a 1992 expense of $51.5 million.


NOTE 12.  OTHER POSTRETIREMENT BENEFITS

The Company and certain of its subsidiaries participate in various postretirement medical, dental, vision and life insurance plans of General Motors Corporation. These benefits are funded as incurred from the general assets of the Company.

In November 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 112, Employers' Accounting for Postemployment Benefits, which established a new accounting principle for the cost of benefits provided to former or inactive employees after employment but before retirement. The Statement is effective for fiscal years beginning after December 15, 1993. The Company adopted this standard effective January 1, 1994; the after-tax unfavorable cumulative effect of this change was $7.4 million.

In December 1990, the FASB issued SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, which requires the accrual of future retiree benefit costs over the active service period of employees to the date of full eligibility for such benefits. The Company elected to adopt this standard effective January 1, 1992. The unfavorable cumulative effect of this accounting change as of January 1, 1992, was $282.6 million (net-of-tax). Prior years financial statements have not been restated.

The Company accrues postretirement benefit costs over the active service period of employees to the date of full eligibility for such benefits. The Company has provided for certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as "accumulated postretirement benefit obligations," "liabilities" or "obligations." Notwithstanding the recording of such amounts and the use of these terms, the Company does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of the Company (other than pensions) represent legally enforceable liabilities of the Company.

                 GENERAL MOTORS ACCEPTANCE CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 12.  OTHER POSTRETIREMENT BENEFITS (concluded)

The total non-pension postretirement benefits expense of the Company amounted to $70.7 million, $65.8 million and $51.4 million in 1994, 1993, and 1992 respectively, and included the components set forth below:

                                                December 31
                                    ----------------------------------
                                       1994        1993        1992
                                    ----------  ----------  ----------
                                        (in millions of dollars)
Benefits attributed to
 the current year ..............    $     19.9  $    14.7   $     10.8
Interest accrued on
 benefits attributed to
 prior years ...................          50.8       51.1         40.6
                                    ----------  ----------  ----------
Total non-pension
 postretirement
 benefits expense ..............    $     70.7  $    65.8   $     51.4
                                    ==========  ==========  ==========

NOTE 13.  TRANSACTIONS WITH AFFILIATES

Under special rate programs sponsored by General Motors, an interest rate differential is provided as reimbursement for amounts advanced to dealers on behalf of GM. These amounts are recognized over the life of the related contracts. The earned portion of such amounts constituted 7.1% of gross revenue in 1994, compared with 6.1% in 1993 and 5.1% in 1992.

The Company extends loans to GM subsidiaries and affiliates. Over the periods ended November 30, 1993 and December 31, 1992, these loans included amounts provided to GM related to its dealer inventory financing. The Company serviced such GM wholesale receivables for a fee. As of December 1, 1993, the Company resumed the financing of wholesale receivables previously owned by GM. At December 31, 1994 and 1993, $1,080.5 million and $1,355.5 million, respectively, of loans to GM and affiliates were outstanding. Total interest and service fee income from these loans and receivables amounted to $117.3 million in 1994, $649.7 million in 1993 and $758.5 million in 1992.

The amounts due General Motors Corporation and affiliated companies at the balance sheet dates relate principally to current wholesale financing of sales of General Motors products. To the extent that wholesale settlements with General Motors are made in advance of transit time (which may occur from time-to-time due to seasonal or other factors), interest is received from General Motors.

The Company purchases certain vehicles which General Motors acquired from its fleet and rental customers. The cost of these vehicles held for resale, which is included in other earning assets, was $938.9 million at December 31, 1994, compared with $607.7 million at December 31, 1993.

                 GENERAL MOTORS ACCEPTANCE CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 13.  TRANSACTIONS WITH AFFILIATES (concluded)

The Company and certain of its subsidiaries lease capital equipment to various units of General Motors in the ordinary course of business. At December 31, 1994 and 1993, leasing receivables relating to such leases amounted to $12.2 million and $5.4 million, respectively.

The Company purchases data processing and communications services from Electronic Data Systems Corporation, a subsidiary of General Motors Corporation. Such purchases, which are included in operating expenses, amounted to $268.8 million in 1994, compared with $272.5 million in 1993 and $266.6 million in 1992.

Insurance premiums earned in 1994, 1993 and 1992 include $278.3 million, $322.1 million and $390.8 million, respectively, earned by Motors Insurance Corporation on certain insurance coverages provided to General Motors.


NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has developed the following fair value estimates by utilization of available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.
The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts.

Fair value information presented herein is based on information available at December 31, 1994 and 1993. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to December 31, 1994 and 1993 may differ significantly from these amounts. The estimated fair value of financial instruments held by the Company, for which it is practicable to estimate that value, were as follows:

                 GENERAL MOTORS ACCEPTANCE CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Balance sheet financial instruments:

                                1994                   1993
                       ----------------------  ----------------------
                                    Estimated               Estimated
                          Book        Fair         Book       Fair
                          Value       Value        Value      Value
                       ----------  ----------  ----------  ----------
                                  (in millions of dollars)
Assets
Cash and cash
  equivalents .......  $  1,339.5  $  1,339.5  $  4,028.1  $  4,028.1
Investments in
  securities ........     3,891.7     3,891.7     3,449.7     3,645.9
Finance receivables..    54,625.1    54,446.5    54,134.8    54,906.4
Other earning assets.     1,080.5     1,091.3     1,355.5     1,382.8
Real estate mortgages
  held for resale ...     1,244.0     1,244.0     1,827.5     1,827.5
  held as investing .       920.6       920.6        --          --
  excess servicing ..       156.1       156.1        89.9        89.9
Due and deferred from
  receivable sales...     1,564.6     1,730.9     1,857.6     2,046.1

Liabilities
Debt ................  $ 66,654.4  $ 67,199.7  $ 62,773.2  $ 64,379.3

Off-balance sheet financial instruments:
                       ------------------------------------------------
                           December 31, 1994         December 31, 1993
                       Contract/                 Contract/
                        Notional  Unrealized      Notional   Unrealized
                         Amount   Gain/(Loss)      Amount    Gain/(Loss)
                       ---------- -----------    ----------  ----------
                                   (in millions of dollars)
Commitments to
  originate/purchase
  mortgages .........  $    689.5   $   (2.4)    $  1,795.6    $   (7.6)
Commitments to sell
  mortgages .........       694.1       (4.2)       2,139.0         9.6
Mortgage-related
  Futures ...........     4,399.0        2.5          --          --
Unused revolving
  credit lines
  to dealers ........       400.0       --            301.1       --
Interest rate
  instruments .......     9,829.5      (68.3)       7,059.0        35.0
Foreign currency
  instruments (1) ...  $  1,757.1   $   88.2     $  1,564.9    $   (3.3)

(1) Includes $907.0 million and $1,182.5 million in cross currency interest rate swaps with unrealized gains of $65.8 million and $1.6 million at December 31, 1994 and 1993, respectively.

Cash and Cash Equivalents
-------------------------
The book value approximates fair value because of the short maturity of these instruments.

                 GENERAL MOTORS ACCEPTANCE CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Investments in Securities
-------------------------
As of January 1, 1994, the Company adopted SFAS No. 115. As a result, certificates of deposit, bonds, notes, and other temporary investments are carried at market value. In prior years, these investments were carried at amortized cost. Equity securities are carried at fair value for both years. The aggregate excess of fair value over, net of related income taxes, is included as a cost component of stockholder s equity. The fair value of the financial instruments reflected above is based on quoted market prices.

Finance Receivables
-------------------
The fair value is estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to each category of finance receivables. The carrying value of wholesale receivables and other receivables whose interest rates adjust on a short-term basis with applicable market indices (generally the prime rate) are assumed to approximate fair value either due to their short maturities or due to the interest rate adjustment feature.

Other Earning Assets
--------------------
The fair value is estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to certain categories of other earning assets.

Real Estate Mortgages and Excess Servicing Fees
-----------------------------------------------
The fair values of real estate mortgages held for sale (including warehouse lines) and loans held for investment approximated their carrying values. The fair value of excess servicing fees was determined by discounting net future cash flows at current market rates.

Due and Deferred from Receivable Sales
--------------------------------------
The fair values of retained subordinated interests in trusts and excess servicing assets (net of deferred costs) are derived by discounting expected cash flows using current market rates.

Debt
----
The fair value of the debt payable within one year is determined by using quoted market prices, if available, or calculating the estimated value of each bank loan, note or debenture in the portfolio at the applicable rate in effect. Commercial paper, master notes, and demand notes have an original term of less than 90 days and, therefore, the carrying amount of these liabilities is considered fair value. Debt payable beyond one year has an estimated fair value based on quoted market prices for the same or similar issues or based on the current rates offered to the Company for debt with similar remaining maturities.

                 GENERAL MOTORS ACCEPTANCE CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS (concluded)

Commitments to Originate/Purchase Mortgages
-------------------------------------------
The fair value of commitments is estimated using quoted market prices associated with commitments to sell similar mortgages in estimated future periods.

Commitments to Sell Mortgages
-----------------------------
The fair value of commitments is estimated using quoted market prices associated with similar commitments.

Mortgage-Related Futures
------------------------
The fair value of these exchange traded Eurodollar futures contracts is determined using quoted market prices.

Unused Revolving Credit Lines
-----------------------------
The contractual value of the unused portion of inventory floorplan lines of credit extended to dealers will approximate market value since they reprice at prevailing market rates.

Interest Rate Instruments
-------------------------
The fair value of the existing interest rate swaps is estimated by discounting expected cash flows using quoted market interest rates. The fair value of the written options is estimated using quoted market prices.

Foreign Currency Instruments
----------------------------
The estimated fair value of the foreign currency swaps is derived by discounting expected cash flows using market exchange rates over the remaining term of the agreement.

                 GENERAL MOTORS ACCEPTANCE CORPORATION
                      NOTES TO FINANCIAL STATEMENTS

NOTE 15.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company is a party to derivative financial instruments with off-balance-sheet risk which it uses in the normal course of business to reduce its exposure to fluctuations in interest and foreign exchange rates. The objectives of the derivative financial instruments portfolio are to manage interest rate and currency risks by offsetting a companion asset or funding obligation; adjusting fixed and floating rate funding levels. The primary classes of derivatives used by the Company are interest rate and foreign exchange swaps and options (including swaptions and interest rate caps). Those instruments involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the periodic monitoring and approval of financially sound counterparties. Market risk is mitigated because the derivatives are generally used to hedge underlying transactions. The financial instrument transactions include some embedded options and structured interest rate swaps of which all are either marked-to-market or specifically matched, respectively. Cash receipts or payments on these agreements normally occur at periodic contractually defined intervals. The Company does not use any of these classes of derivatives for trading purposes, except for limited mortgage-related transactions entered into by its wholly-owned mortgage subsidiaries.

Interest Rate Instruments
-------------------------
The Company s financing and cash management activities subject it to market risk from exposure to changes in interest rates. To manage these exposures, the Company has entered into various financial instrument transactions. The Company s objective of entering into these transactions is to minimize interest expense while maintaining the desired level of exposure to the risk of interest rate fluctuations. Interest rate swaps are contractual agreements between the Company and another party to exchange the net difference between a fixed and floating interest rate periodically over the life of the contract without the exchange of the underlying principal amount. The Company will at times use written options (including swaptions and interest rate caps). Interest rate options such as swaptions generally permit but do not require the purchaser of the option to exchange interest payments in the future. Interest rate cap agreements provide the holder protection against interest rate movements above the established rate. In exchange for assuming this risk, the writer receives a premium at the outset of the agreement.

The Company uses swaps to alter its fixed and floating interest rate exposures. As such, the majority of swaps are executed as an integral element of a specific financing transaction. In a limited number of cases, swaps, matched to specific portfolios of wholesale assets or debt, are executed on a portfolio basis to achieve specific interest rate management objectives. The differential paid or received on such swaps is recorded as an adjustment to interest expense or income over the term of the underlying debt agreement or matched portfolio. Written interest rate caps, swaptions and basis swaps are marked to market with related gains and losses recognized in other income on a current basis.

Summaries of the Company s interest rate swaps and written options by maturity and weighted average rate (predominately based on London Interbank Offering Rate or LIBOR) at December 31, 1994 and 1993, are as follows:

                 GENERAL MOTORS ACCEPTANCE CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 15.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
            (continued)


                            Interest Rate Swaps
                             December 31, 1994
     ---------------------------------------------------------------
                  Notional             GMAC                 GMAC
       Year        Amount            Receives               Pays
       Due      (in millions)       Floating(2)             Fixed
     --------   -------------       -----------          -----------
       1995     $    207.8              6.59%                8.03%
       1996          157.9              7.93%                4.57%
       1997           33.9              8.09%                7.68%
       1998           43.3             11.44%               10.50%
       1999          152.0              8.77%                7.51%
                -------------
     Subtotal   $    594.9
                -------------

                                       GMAC                 GMAC
                                       Pays               Receives
                                    Floating(2)             Fixed
                                    -----------          -----------
        1995    $    968.0             7.94%                7.19%
        1996         651.3             8.52%                7.37%

        1997         626.2             8.42%                7.32%
        1998         205.7             8.56%                7.34%
        1999         245.9             8.85%                8.72%
        2002         500.0             8.17%                6.67%
                -------------
      Subtotal  $  3,197.1(3)
                -------------



                                       GMAC                GMAC
                                       Pays               Receives
                                    Floating(2)          Floating(2)
                                    -----------          -----------
        1996    $    250.0             8.53%                8.33%
        1999       2,578.0             8.13%                8.75%
                ------------
      Subtotal  $  2,828.0
                ------------
      Total     $  6,620.0(1)
                ============

(1) Excludes GMAC Mortgage Corporation derivatives that are discussed under Mortgage Contracts.

(2) An implied forward yield curve as of December 31, 1994 was utilized as a basis to estimate the weighted average variable rate of the swap over the remaining term of the swap.

(3) Includes notional amounts for swaps with amortizing balances. The swap balances amortize in relation to expected prepayments on the principal balances of the matched assets.

                 GENERAL MOTORS ACCEPTANCE CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 15.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
            (continued)

                           Interest Rate Swaps
                            December 31, 1993
  ------------------------------------------------------------------
                Notional               GMAC                 GMAC
    Year         Amount              Receives               Pays
    Due       (in millions)         Floating(2)             Fixed
  --------    -------------         -----------          -----------
    1995      $    207.4               3.96%                8.04%
    1996           152.8               4.60%                4.48%
              -------------
  Subtotal    $    360.2
              -------------
                                       GMAC                 GMAC
                                       Pays                Receives
                                    Floating(2)             Fixed
                                    -----------          -----------
    1994      $    550.0               3.81%                6.41%
    1995           100.0               4.30%                5.38%
    2002           500.0               6.27%                6.67%
              -------------
  Subtotal    $  1,150.0
              -------------
                                       GMAC                 GMAC
                                     Receives               Pays
                                    Floating(2)          Floating(2)
                                    -----------          -----------
    1996      $    250.0               3.88%                5.27%
              -------------
  Subtotal    $    250.0
              -------------

   Total      $  1,760.2(1)
              =============

(1) Excludes GMAC Mortgage Corporation derivatives that are discussed under Mortgage Contracts.

(2) An implied forward yield curve as of December 31, 1993 was utilized as a basis to estimate the weighted average variable rate of the swap over the remaining term of the swap.

                 GENERAL MOTORS ACCEPTANCE CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 15.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
          (continued)


                            Written Options
-----------------------------------------------------------------

                                                December 31
    Year Due                                 1994         1993
    --------                              ----------   ----------
                                             Notional Amounts
                                          (in millions of dollars)
Interest Rate Caps:
      1995                                $    133.8   $    956.1
      1996                                     300.0        300.0
      1998                                   2,475.7      3,492.8
      2000                                     --           250.0
                                          ----------   ----------
    Subtotal                              $  2,909.5   $  4,998.9
                                          ----------   ----------
   Swaptions:
      2000                                $    300.0   $    300.0
                                          ----------   ----------
     Total                                $  3,209.5   $  5,298.9
                                          ==========   ==========

Foreign Currency Instruments
----------------------------
The Company s financing activities subject it to market risk from exposure to changes in foreign exchange rates. Currency swaps are used to hedge foreign exchange exposure on foreign currency denominated debt by converting the funding currency to the currency of the assets being financed. Foreign exchange swaps are legal agreements between two parties to purchase and sell a foreign currency, for a price specified at the contract date, with delivery and settlement in the future.

The notional maturities of currency swaps as of December 31, 1994 and 1993 are as follows:

                              Currency Swaps
               -------------------------------------------

                                         December 31
                                      1994         1993
                                    ----------  ----------
                                   (in millions of dollars)
               Year Due:
                 1994              $     --     $    441.2
                 1995                    310.0        34.9
                 1996                    329.2       201.3
                 1997                    660.5       488.8
                 1998                    234.7       177.9
                 1999                    222.7       220.8
                                    ----------  ----------
                Total               $  1,757.1  $  1,564.9
                                    ==========  ==========

                 GENERAL MOTORS ACCEPTANCE CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 15.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
          (continued)

A reconciliation of the Company and its subsidiaries' interest rate and currency swaps activities for the years ended December 31, 1994 and 1993, is as follows:

                           Interest Rate Swaps      Currency Swaps
                           -------------------   --------------------
                                 December 31          December 31
                              1994       1993       1994      1993
                           --------- ---------   ---------  ---------
                                     (in millions of dollars)

Beginning notional amount  $ 1,760.2 $ 2,056.8   $ 1,564.9  $   957.5
  Add:
   New contracts             5,408.9     160.2       561.3      940.2
  Less:
   Terminated contracts         --        --          --         --
   Expired contracts           549.1     456.8       369.1      332.7
                           --------- ---------   ---------  ---------
Ending notional amount     $ 6,620.0 $ 1,760.2   $ 1,757.1  $ 1,564.9
                           ========= =========   =========  =========


The following table summarizes the notional amounts of the Company and its subsidiaries currency and interest rate swaps by major currency:

                                               December 31
                                            1994        1993
                                         ----------  ----------
                                        (in millions of dollars)
Currency Swaps (by currency paid):
  Australian dollars                     $    510.4  $    260.3
  Canadian dollars                            393.2       445.2
  United Kingdom pounds sterling              464.9       401.0
  United States dollars                       258.9       278.9
  Other                                       129.7       179.5
                                         ----------  ----------
Total currency swaps                     $  1,757.1  $  1,564.9
                                         ----------  ----------
Interest Rate Swaps:
  Canada                                 $    206.5  $    150.0
  United States                             6,363.9     1,600.0
  Other                                        49.6        10.2
                                         ----------  ----------
Total interest rate swaps                $  6,620.0  $  1,760.2
                                         ----------  ----------
Total currency and interest rate swaps   $  8,377.1  $  3,325.1
                                         ==========  ==========

                  GENERAL MOTORS ACCEPTANCE CORPORATION
                      NOTES TO FINANCIAL STATEMENTS

NOTE 15.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
          (continued)

Mortgage Contracts
------------------
The Company's mortgage subsidiaries, collectively, the GMAC Mortgage Group ("GMACMG"), hold certain financial derivative instruments for trading purposes in accordance with approved policies. These instruments are generally mandatory and optional forward mortgage backed securities contracts and the purchase and sale of futures contracts. At December 31, 1994, the notional amounts of the purchase and sale positions on these instruments were $37.7 million and $35.0 million, respectively. The average net fair value of these instruments for 1994 and at December 31, 1994 was insignificant. The net trading gain for 1994 was $1.6 million.

GMACMG also holds and issues various financial instruments to manage interest rate risk associated with loans held for sale and investment, mortgage-backed securities held for sale, loan commitments and prepayment risk associated with purchased mortgage servicing rights. These instruments include various mandatory and optional forward commitments, futures contracts, interest rate caps and floors, options and individually tailored swap products.

In an effort to manage interest rate risk, GMACMG enters into various mandatory and optional forward commitments to sell its originated and purchased first mortgage loan inventory to investment bankers, private mortgage investors, FNMA, FHLMC and GNMA, and also buys and sells futures. At December 31, 1994 and 1993, the notional amount of the forward commitments totaled $694.1 million and $2,139.0 million, respectively. Realized and unrealized amounts related to these forward commitments are considered in the lower of cost or market determination. Changes in market value related to instruments used to hedge mortgage-backed securities held for trading and interest only and principal only securities held for trading are recognized in the current period.

In order to reduce exposure to interest rate risk associated with the GMACMG adjustable rate mortgage loan and mortgage backed securities inventory, GMACMG entered into exchange-traded Eurodollar future contracts, which are used to hedge the funding of adjustable rate mortgage loan and mortgage backed securities inventory, and will mature in the first three quarters of 1995 in notional amounts of approximately $1.2 billion, $2.1 billion, and $1.1 billion, respectively. The contracts require the future delivery or receipt of cash based upon a specific three month LIBOR rate. The contracts' values fluctuate, with a high degree of correlation, in the opposite direction of the values of the related adjustable rate mortgage loan inventory. Gains and losses on the contracts used to reduce interest rate exposure on GMACMG's mortgage loan inventory are considered in GMACMG's lower of cost or market determination for the mortgage loan inventory. Deferred gains amounted to $2.5 million as of December 31, 1994. Gains and losses on contracts used to reduce interest rate exposure on mortgage backed securities are recognized in the current period.

                  GENERAL MOTORS ACCEPTANCE CORPORATION
                      NOTES TO FINANCIAL STATEMENTS

NOTE 15.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
          (continued)

GMACMG enters into various commitments to purchase or close first mortgage loans in the normal course of its operations. In addition, GMACMG also has outstanding commitments to lend on closed lines, primarily home equity lines of credit. Commitments to purchase or close first mortgage loans totaled $689.5 million and $1,795.6 million at December 31, 1994 and 1993, respectively. These commitment obligations are considered in conjunction with GMACMG's lower of cost or market valuation of its mortgage inventory held for sale.

Warehouse lending involves the extension of short-term secured lines of credit to mortgage originators to finance mortgage loans until such loans are purchased by a permanent investor. Advances under the lines of credit are fully secured by the underlying mortgages and bear interest at a rate which is tied to a short-term index. At December 31, 1994 and 1993, GMACMG had unused warehouse lending commitments of $1,418.8 million and $1,072.0 million, respectively.

GMACMG has purchased and written interest rate caps, with maturities of four to five years, in an effort to hedge short-term borrowing costs and maintain a minimum profit margin associated with certain adjustable rate loans held for investment. The notional amounts of the caps were $461.0 million and $0.0 as of December 31, 1994 and 1993, respectively. Proceeds derived from the purchased caps are recorded as an offset to interest expense in the period in which they are received. The written caps are marked to market on a current basis. As of December 31, 1994 and 1993, the market value of interest rate caps owned was $7.7 million and $0.0, respectively.

In an effort to minimize the effect of increased potential prepayment activity associated with purchased mortgage servicing rights GMACMG has bought interest rate floors and caps, options and individually tailored cap products. The notional amount of these instruments was $482.0 million and $0.2 million at December 31, 1994 and 1993, respectively, with maturities of one to five years. Proceeds derived from these instruments are recorded as an offset to amortization expense in the period in which they are received. As of December 31, 1994 and 1993, the market values of these instruments were $1.1 million and $ 0.2 million, respectively.

Unused Lines of Credit
----------------------
The Company has granted revolving lines of credit to dealers with unused amounts of $400.0 million and $301.1 million at December 31, 1994 and 1993, respectively. Commitments supported by collateral, generally dealer inventories and real estate, were approximately 52% and 44% of the contract amounts at December 31, 1994 and 1993, respectively.

                  GENERAL MOTORS ACCEPTANCE CORPORATION
                      NOTES TO FINANCIAL STATEMENTS

NOTE 15.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
          (concluded)

Credit Risk
-----------
These aforementioned instruments contain an element of risk in the event the counterparties are unable to meet the terms of the agreements. However, the Company minimizes the risk exposure by limiting the counterparties to those major banks and financial institutions who meet established credit guidelines. Management also reduces its credit risk for unused lines of credit by applying the same credit policies in making commitments as it does for extending loans. Management does not expect any counterparty to default on its obligations and, therefore, does not expect to incur any cost due to counterparty default. The Company does not require or place collateral for these financial instruments, except for the lines of credit.

Concentrations of Credit Risk
-----------------------------
The Company's primary business is to provide vehicle financing for GM products and GM dealers. Wholesale and dealer loan financing relates primarily to GM dealers, with collateral primarily GM vehicles (for wholesale) and GM dealership property (for loans). In wholesale financing, GMAC is also provided further protection by GM factory repurchase programs. Retail contracts and operating lease assets relate primarily to the secured sale and lease, respectively, of vehicles (primarily GM).

In terms of geographic concentrations as of December 31, 1994, 75.5% of GMAC's consolidated financing assets were U.S. based; 6.4% were in Canada; 15.0% were in Europe (of which 56.8% reside in Germany); 0.6% were in Latin America; and 2.5% were in Asia Pacific (of which Australia represents 81.8%). Reflecting general U.S. population patterns and GM sales activities, GMAC's five largest U.S. state concentrations, which in aggregate total 38.4% of U.S. financing assets, are as follows: 9.5% in Texas; 8.7% in California; 7.2% in Florida; 6.5% in New York; and 6.5% in Michigan.

                  GENERAL MOTORS ACCEPTANCE CORPORATION
                       NOTES TO FINANCIAL STATEMENTS

NOTE 16.  MORTGAGE BANKING

The Company's mortgage subsidiaries, collectively the GMAC Mortgage Group (GMACMG), performs mortgage banking activities which generally consist of the origination or acquisition of mortgage loans, the sale of such loans to investors and the continual long-term servicing of the loans. In addition, GMACMG provides short-term secured lines of credit to mortgage originators to finance mortgage loans until such loans are purchased by permanent investors (warehouse lines). The right to service loans is contracted under primary or master servicing agreements. Under primary servicing agreements, GMACMG collects the monthly principal, interest and escrow payments from individual mortgagors and performs certain accounting and reporting functions on behalf of the mortgage investors. As master servicer, GMACMG collects monthly payments from various sub-servicers and performs certain accounting and reporting functions on behalf of the mortgage investors. The servicing portfolio and its related escrow balances are not reflected in the Company's financial statements, since GMACMG does not own the mortgages or the related escrow balances. As compensation for such servicing activities, GMACMG earns a servicing fee.

In 1994, GMACMG began originating certain loans, primarily certain adjustable rate products, to be held for investment. In connection with this program, GMACMG utilizes various financial instruments to hedge its associated borrowing costs.

The cost of purchased mortgage servicing rights acquired is capitalized and amortized in proportion to and over the period of the projected net servicing income. Similarly, GMACMG capitalizes excess servicing fees on the sale of certain mortgage loans to permanent investors. Excess servicing fees represent the present value of the difference between the estimated future servicing revenues and normal servicing revenues. The deferred charge is amortized over the expected life of the servicing rights in proportion to projected servicing revenues, which approximates a level yield. Purchased mortgage servicing rights and excess servicing fee values are highly sensitive to accelerated prepayments caused by declines in interest rates. As such, GMACMG utilizes financial instruments, primarily floors and caps, options and individually tailored swap products, which increase in value during periods of declining rates. As part of its conduit mortgage banking activities, GMACMG retains subordinated and stripped mortgage-backed securities in the amount of $377.6 million and $158.3 million at December 31, 1994 and 1993, respectively, which are held at market value. On certain transactions, GMACMG will retain full or limited recourse for credit or other losses incurred by the purchaser of the loans sold. GMACMG establishes allowances for estimated future losses related to the outstanding recourse obligations which management considers adequate. In addition, GMACMG provides appropriate loss allowances on warehouse lines and other loans held as investments.

                  GENERAL MOTORS ACCEPTANCE CORPORATION
                      NOTES TO FINANCIAL STATEMENTS

NOTE 16.  MORTGAGE BANKING (concluded)

Following are selected financial and statistical information of GMACMG as of December 31, 1994 and 1993:

                                                For the Years Ended
                                               ----------------------
                                                  1994        1993
                                               ----------  ----------
                                              (in millions of dollars)
Servicing portfolio
 Residential ................................  $ 34,477.6  $ 30,676.4
 Commercial .................................     4,872.5     3,837.2
 Master Servicing* ..........................    19,374.5    19,312.8
                                               ----------  ----------
Total .......................................  $ 58,724.6  $ 53,826.4
                                               ==========  ==========

* Represents loans for which GMACMG performs solely a master servicing function.


Purchased mortgage servicing rights
 and excess servicing fees ..................  $    372.6  $    281.0
                                               ----------  ----------
Loans sold with recourse ....................  $  6,811.6  $ 10,405.7
                                               ----------  ----------
Maximum exposure on loans sold
 Full recourse ..............................  $    299.9  $    324.8
 Limited recourse ...........................       703.1       882.2
                                               ----------  ----------
Total .......................................  $  1,003.0  $  1,207.0
                                               ----------  ----------
Allowance for losses on loans sold
 with recourse ..............................  $     18.3  $     79.8
                                               ----------  ----------

The maximum recourse exposure shown above is net of amounts reinsured with third parties which totaled $238.0 million and $215.0 million at December 31, 1994 and 1993, respectively.

                  GENERAL MOTORS ACCEPTANCE CORPORATION
                      NOTES TO FINANCIAL STATEMENTS

NOTE 17.  SEGMENT INFORMATION

Industry Segments
-----------------
The business of the Company and its subsidiaries is comprised primarily of financing and insurance operations.

Gross revenue, income before income taxes and assets applicable to financing and insurance operations are as follows:



                                      1994        1993        1992
                                   ----------  ----------  ----------
                                        (in millions of dollars)
Gross revenue
 Financing operations ...........  $ 10,638.5  $ 10,871.2  $ 12,248.0
 Insurance operations ...........     1,536.2     1,651.2     1,540.2
 Eliminations (a) ...............       (29.7)      (38.9)      (48.9)
                                   ----------  ----------  ----------
Total ...........................  $ 12,145.0  $ 12,483.5  $ 13,739.3
                                   ==========  ==========  ==========

Income before income taxes and
 cumulative effect of accounting
 changes
 Financing operations ...........  $  1,298.6  $  1,324.1  $  1,798.2
 Insurance operations ...........       141.2       248.7       302.8
                                   ----------  ----------  ----------
Total ...........................  $  1,439.8  $  1,572.8  $  2,101.0
                                   ==========  ==========  ==========

Assets at end of the year
 Financing operations ...........  $ 81,208.4  $ 76,394.6  $ 88,959.9
 Insurance operations ...........     4,390.7     4,415.0     3,898.9
 Eliminations (b) ...............       (61.7)      (58.8)      (50.6)
                                   ----------  ----------  ----------
Total ...........................  $ 85,537.4  $ 80,750.8  $ 92,808.2
                                   ==========  ==========  ==========


(a) Primarily intersegment insurance premiums earned.
(b) Intersegment insurance receivables.

                 GENERAL MOTORS ACCEPTANCE CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 17.  SEGMENT INFORMATION (concluded)

Geographic Segments
-------------------
Although the majority of its business is done in the United States, the Company also operates directly or through subsidiaries in many other countries around the world.

Gross revenue, income before income taxes and assets applicable to the Company's geographic areas of operations are as follows:

                                      1994        1993        1992
                                   ----------  ----------  ----------
                                         (in millions of dollars)
Gross revenue
 United States ..................  $  9,069.6  $  9,472.1  $ 10,516.7
 Canada .........................       835.3       730.8       921.9
 Europe .........................     1,973.1     2,020.6     2,030.1
 Other countries ................       278.6       264.3       271.6
 Eliminations (a) ...............       (11.6)       (4.3)       (1.0)
                                   ----------  ----------  ----------
Total ...........................  $ 12,145.0  $ 12,483.5  $ 13,739.3
                                   ==========  ==========  ==========


Income before income taxes and
 cumulative effect of accounting
 changes
 United States ..................  $    878.2  $  1,166.5  $  1,709.2
 Canada .........................        45.1        18.4       127.7
 Europe .........................       480.2       333.5       253.7
 Other countries ................        36.3        54.4        10.4
                                   ----------  ----------  ----------
Total ...........................  $  1,439.8  $  1,572.8  $  2,101.0
                                   ==========  ==========  ==========

Assets at end of the year
 United States ..................  $ 66,987.1  $ 64,755.2  $ 74,620.6
 Canada .........................     5,023.7     4,657.7     6,052.2
 Europe .........................    11,118.8     9,352.0    10,343.6
 Other countries ................     2,742.3     2,146.8     1,992.4
 Eliminations (b) ...............      (334.5)     (160.9)     (200.6)
                                   ----------  ----------  ----------
Total ...........................  $ 85,537.4  $ 80,750.8  $ 92,808.2
                                   ==========  ==========  ==========

(a) Intersegment interest income.
(b) Intersegment finance receivables.


NOTE 18.  COMMITMENTS AND CONTINGENT LIABILITIES

Minimum future commitments under operating leases having noncallable lease terms in excess of one year, primarily for real property, aggregating $121.4 million, are payable $46.9 million in 1995, $31.6 million in 1996, $17.7 million in 1997, $9.2 million in 1998, $4.9 million in 1999, and $11.1 million in 2000 and thereafter. Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $57.6 million in 1994, $55.4 million in 1993 and $56.3 million in 1992.

                 GENERAL MOTORS ACCEPTANCE CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 18.  COMMITMENTS AND CONTINGENT LIABILITIES (concluded)

There are various claims and pending actions against the Company and its subsidiaries with respect to commercial and consumer financing matters, taxes and other matters arising out of the conduct of the business. Certain of these actions are or purport to be class actions, seeking damages in very large amounts. The amounts of liability on these claims and actions at December 31, 1994 were not determinable but, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on the Company's consolidated financial position or results of operations..

NOTE 19.  ISSUANCE OF COMMON STOCK

In July 1994, the State of New York approved an increase in the amount of authorized capital stock to $2,500,000,000, consisting of 25,000,000 shares of common stock of the par value of $100. On July 29, 1994, General Motors Corporation, the Company's sole stockholder, purchased an additional 350,000 shares of such common stock at the par value of $100.




                          --------------------

SUPPLEMENTARY FINANCIAL DATA

SUMMARY OF CONSOLIDATED QUARTERLY EARNINGS


                                               1994 QUARTERS
                               ----------------------------------------------
                                 FIRST       SECOND      THIRD       FOURTH
                               ----------  ----------  ----------  ----------
                                          (in millions of dollars)
Total financing revenue .....  $  2,163.0  $  2,304.7  $  2,351.5  $  2,599.6
Interest and discount
 expense ....................     1,010.0     1,045.3     1,041.6     1,134.0
Net financing revenue and
 other income ...............     1,155.2     1,158.2     1,157.3     1,209.6
Provision for financing
 losses .....................        64.1        54.8        (8.5)       66.9
Income before cumulative
 effect of accounting
 change .....................       224.9       216.1       244.6       241.5
Cumulative effect of accounting
 change .....................        (7.4)*      --          --          --
Net Income ..................   $   217.5   $   216.1   $   244.6  $    241.5

------------------------------------------------------------------------------
* Effective January 1, 1994, the Company adopted SFAS No.112 - Employer's Accounting for Postemployment Benefits.



                                               1993 QUARTERS
                               ----------------------------------------------
                                 FIRST       SECOND      THIRD       FOURTH
                               ----------  ----------  ----------  ----------
                                          (in millions of dollars)
Total financing revenue .....  $  2,267.8  $  2,219.8  $  2,187.2  $  2,077.2
Interest and discount
 expense ....................     1,300.0     1,221.5     1,114.1     1,085.6
Net financing revenue and
 other income ...............     1,267.0     1,378.9     1,313.3     1,101.1
Provision for financing
 losses .....................        57.0       118.9       116.7         8.2
Net income ..................  $    284.1  $    285.4  $    204.8  $    206.8
-----------------------------------------------------------------------------



                                               1992 QUARTERS
                               ----------------------------------------------
                                 FIRST       SECOND      THIRD       FOURTH
                               ----------  ----------  ----------  ----------
                                          (in millions of dollars)
Total financing revenue .....  $  2,552.7  $  2,548.9  $  2,816.0  $  2,484.5
Interest and discount
 expense ....................     1,581.6     1,470.0     1,406.3     1,370.7
Net financing revenue and
 other income ...............     1,343.8     1,324.6     1,422.4     1,390.3
Provision for financing
 losses .....................       130.1       163.4       101.5       (24.0)
Income before cumulative effect
 of accounting change .......       349.1*      282.4*      296.9*      290.3
Cumulative effect of accounting
 change .....................      (282.6)*      --          --          --
Net income ..................  $     66.5* $    282.4* $    296.9* $    290.3
-----------------------------------------------------------------------------

* Effective January 1, 1992, the Company adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. First quarter income was restated for the cumulative effect of this change, and all quarters have been restated to reflect the 1992 adoption of this statement.

FIVE YEAR SUMMARY OF FINANCING OPERATIONS*

                                For the Years Ended December 31
                   ----------------------------------------------------------
                      1994        1993        1992        1991        1990
                   ----------  ----------  ----------  ----------  ----------
                                      (in millions of dollars)
INCOME

Financing revenue  $  9,421.3  $  8,754.6  $ 10,404.2  $ 11,155.9  $ 11,787.8
 Interest and
  discount .......   (4,230.9)   (4,721.2)   (5,828.6)   (6,844.7)   (7,965.8)
 Depreciation on
  operating leases   (3,233.8)   (2,702.0)   (2,429.6)   (1,902.4)   (1,387.9)
                   ----------  ----------  ----------  ----------  ----------
Net financing
 revenue .........    1,956.6     1,331.4     2,146.0     2,408.8     2,434.1
Other income .....    1,217.2     2,116.6     1,843.8     1,872.9     1,715.6
                   ----------  ----------  ----------  ----------  ----------
Net financing
 revenue and other    3,173.8     3,448.0     3,989.8     4,281.7     4,149.7
                   ----------  ----------  ----------  ----------  ----------

Expenses
 Salaries and
  benefits .......      679.3       697.2       749.0       674.6       632.7
 Other operating
  expenses .......      983.2       994.9       960.4     1,066.6       907.0
 Provision for
  financing losses      177.3       300.8       371.0     1,047.9       843.2
 Amortization of
 intangible assets       35.4       131.0       111.2        81.5        78.4
                   ----------  ----------  ----------  ----------  ----------
Total expenses ...    1,875.2     2,123.9     2,191.6     2,870.6     2,461.3
                   ----------  ----------  ----------  ----------  ----------
Income before
 income taxes ....    1,298.6     1,324.1     1,798.2     1,411.1     1,688.4
United States,
 foreign and other
 income taxes ....      489.6       533.5       786.6       545.2       643.7
                   ----------  ----------  ----------  ----------  ----------
Income before
 cumulative effect
 of accounting
 changes .........      809.0       790.6     1,011.6       865.9     1,044.7
Cumulative effect
 of accounting
 changes .........       (6.8)       --        (232.8)      299.1        --
                   ----------  ----------  ----------  ----------  ----------
Income from
 financing
 operations ...... $    802.2  $    790.6  $    778.8  $  1,165.0  $  1,044.7
                   ==========  ==========  ==========  ==========  ==========

FIVE-YEAR SUMMARY OF FINANCING OPERATIONS* (concluded)

                                For the Years Ended December 31
                   ----------------------------------------------------------
                      1994        1993        1992        1991        1990
                   ----------  ----------  ----------  ----------  ----------
                                     (in millions of dollars)
NET ASSETS

ASSETS
Cash and cash
 equivalents ..... $  1,305.7  $  3,980.6  $  3,834.8  $  2,396.4  $    193.5
                   ----------  ----------  ----------  ----------  ----------
Earning Assets
 Investments in
  securities .....      539.8        18.4        48.2        71.6       112.9
 Finance receivables
  (net) ..........   54,625.1    54,134.8    57,427.3    70,335.6    79,073.3
 Receivable General
  Motors
  Corporation ....    1,080.5     1,355.5    11,563.2    12,358.0    13,018.0
 Other earning
  assets .........   22,477.3    15,843.8    14,933.7    12,599.5     8,308.5
                   ----------  ----------  ----------  ----------  ----------
Total earning
 assets...........   78,722.7    71,352.5    83,972.4    95,364.7   100,512.7
                   ----------  ----------  ----------  ----------  ----------
Other assets .....    1,180.0     1,061.5     1,152.7     1,062.9       928.6
                   ----------  ----------  ----------  ----------  ----------
Total assets ..... $ 81,208.4  $ 76,394.6  $ 88,959.9  $ 98,824.0  $101,634.8
                   ----------  ----------  ----------  ----------  ----------
LIABILITIES
Notes, loans and
 debentures payable
 within one year . $ 35,114.8  $ 35,084.4  $ 41,364.4  $ 51,018.6  $ 53,715.8
                   ----------  ----------  ----------  ----------  ----------
Accounts payable and
 other liabilities
 General Motors
  Corporation and
  affiliated
  companies ......    1,894.0     2,514.0     2,860.1     2,032.4     2,870.1
 Other postretirement
  benefits .......      476.8       436.9       405.8        --          --
 Other ...........    5,405.6     3,991.9     3,993.0     3,873.6     3,780.6
                   ----------  ----------  ----------  ----------  ----------
Total accounts
 payable and other
 liabilities .....    7,776.4     6,942.8     7,258.9     5,906.0     6,650.7
                   ----------  ----------  ----------  ----------  ----------
Notes, loans and
 debentures payable
 after one year ..   31,539.6    27,688.8    33,174.2    34,480.9    34,185.4
                   ----------  ----------  ----------  ----------  ----------
Total
 liabilities ..... $ 74,430.8  $ 69,716.0  $ 81,797.5  $ 91,405.5  $ 94,551.9
                   ----------  ----------  ----------  ----------  ----------
Net assets of
 financing
 operations ...... $  6,777.6  $  6,678.6  $  7,162.4  $  7,418.5  $  7,082.9
                   ==========  ==========  ==========  ==========  ==========




* Before elimination of intercompany amounts.

FIVE YEAR SUMMARY OF INSURANCE OPERATIONS*

                                For the Years Ended December 31
                   ----------------------------------------------------------
                      1994        1993        1992        1991        1990
                   ----------  ----------  ----------  ----------  ----------
                                    (in millions of dollars)
INCOME

Net premiums written
 Personal lines .  $    483.8  $    458.7  $    405.4  $    364.0  $    177.8
 Mechanical .....       312.7       323.2       342.0       308.2       342.1
 Life and
  disability ....        70.7        85.7        66.0        50.1        49.2
 Commercial lines,
  reinsurance and
  miscellaneous .       343.9       337.2       436.0       577.2       501.0
                   ----------  ----------  ----------  ----------  ----------
Net premiums
 written ........     1,211.1     1,204.8     1,249.4     1,299.5     1,070.1
Changes in unearned
 premiums .......       (56.3)      (61.3)      (43.6)      (72.4)       (5.1)
                   ----------  ----------  ----------  ----------  ----------
Premiums earned .     1,154.8     1,143.5     1,205.8     1,227.1     1,065.0
Investments and
 other income ...       381.4       507.7       334.4       291.2       272.4
                   ----------  ----------  ----------  ----------  ----------
Total ...........     1,536.2     1,651.2     1,540.2     1,518.3     1,337.4

Expenses
 Salaries and
  benefits ......       134.4       128.6       105.4        98.3        84.6
 Other operating
  expenses ......       282.5       203.8       134.2       111.6        78.6
 Losses and loss
  adjustment
  expenses ......       968.0     1,060.0       987.9     1,061.6     1,014.1
 Amortization of
  intangible
  assets ........        10.1        10.1         9.9         9.7         0.1
                   ----------  ----------  ----------  ----------  ----------
Total expenses ..     1,395.0     1,402.5     1,237.4     1,281.2     1,177.4
                   ----------  ----------  ----------  ----------  ----------
Income before
 income taxes ...       141.2       248.7       302.8       237.1       160.0
Income taxes ....        23.1        58.2        95.7        64.8        14.6
                   ----------  ----------  ----------  ----------  ----------
Income before
 cumulative effect
 of accounting
 changes ........       118.1       190.5       207.1       172.3       145.4
Cumulative effect
 of accounting
 changes ........        (0.6)       --         (49.8)       32.4        --
                   ----------  ----------  ----------  ----------  ----------
Income from
 insurance
 operations .....  $    117.5  $    190.5  $    157.3  $    204.7  $    145.4
                   ==========  ==========  ==========  ==========  ==========

SUPPLEMENTARY FINANCIAL DATA (concluded)

FIVE-YEAR SUMMARY OF INSURANCE OPERATIONS* (concluded)

                                For the Years Ended December 31
                   ----------------------------------------------------------
                      1994        1993        1992        1991        1990
                   ----------  ----------  ----------  ----------  ----------
                                   (in millions of dollars)
NET ASSETS

ASSETS

Cash ............  $     33.8  $     47.5  $     36.3  $     16.1  $     11.6
Investments in
 securities .....     3,351.9     3,431.3     3,227.7     3,263.9     2,895.2
Premiums and other
 receivables ....       271.1       262.5       291.4       261.7       300.2
Deferred policy
 acquisition
 cost ...........        74.5        77.0        65.5        48.5        35.9
Prepaid reinsurance
 premiums .......       125.8       105.5        --          --          --
Reinsurance
 recoverable on
 unpaid insurance
 losses and loss
 adjustment
 expense ........       240.2       220.3        --          --          --
Other assets ....       293.4       270.9       278.0       269.6       271.2
                   ----------  ----------  ----------  ----------  ----------
Total assets ....  $  4,390.7  $  4,415.0  $  3,898.9  $  3,859.8  $  3,514.1
                   ----------  ----------  ----------  ----------  ----------

LIABILITIES

Unpaid insurance
 losses and loss
 adjustment
 expenses .......  $  1,563.6  $  1,569.4  $  1,265.8  $  1,263.4  $  1,235.7
Unearned insurance
 premiums .......     1,422.0     1,337.4     1,174.9     1,130.5     1,054.7
Deferred federal
 income taxes ...       (85.9)      (11.3)       30.7        54.6        27.9
Other postretirement
 benefits .......        97.7        88.0        80.4        --          --
Other ...........       277.2       257.8       259.5       245.0       276.5
                   ----------  ----------  ----------  ----------  ----------
Total
 liabilities ....  $  3,274.6  $  3,241.3  $  2,811.3  $  2,693.5  $  2,594.8
                   ----------  ----------  ----------  ----------  ----------
Net assets of
 insurance
 operations .....  $  1,116.1  $  1,173.7  $  1,087.6  $  1,166.3  $    919.3
                   ==========  ==========  ==========  ==========  ==========

* Before elimination of intercompany amounts.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K.

 (a) (1)  FINANCIAL STATEMENTS.

          Included in Part II, Item 8 of Form 10-K.

 (a) (2)  FINANCIAL STATEMENT SCHEDULES.

            All schedules have been omitted because they are inapplicable or because the information called for is shown in the financial statements or notes thereto.

 (a) (3)  EXHIBITS (Included in Part IV of this report).          Page
                                                                 ----
          12   -- Statement of Ratio of Earnings to Fixed          75
                  Charges for the years 1994, 1993, 1992,
                  1991 and 1990.

          23.1 -- Consent of Independent Auditors.                 76

          27   -- Financial Data Schedule (for SEC electronic      --
                  filing information only).

 (b)      REPORTS ON FORM 8-K.

  No current reports on Form 8-K have been filed by the Company during the fourth quarter of 1994.


ITEMS 4, 9, 10, 11, 12 and 13 are inapplicable and have been omitted.





                           --------------------

                                SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          GENERAL MOTORS ACCEPTANCE CORPORATION
                         -------------------------------------
                                      (Registrant)
                          By
                           s/ J. M. Losh
                          ----------------------------------------
Date: March 14, 1995       (J. Michael Losh, Chairman of the Board)
       -------------

       Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below on the 14th day of March, 1995, by the following persons on behalf of the Registrant and in the capacities indicated.

          Signature                    Title
          ---------                    -----

s/ J. M. Losh
-------------------------
(J. Michael Losh)                  Chairman of the
                                  Board of Directors

s/ J. R. Rines
-------------------------
(John R. Rines)                      President and        (Signing as
                                       Director            Chief
                                                           Executive
                                                           Officer)

s/ J. D. Finnegan
-------------------------
(John D. Finnegan)                 Executive Vice         (Chief
                               President and Director      Financial
                                                           Officer)

s/ G. E. Gross
------------------------
(Gerald E. Gross)                    Comptroller          (Chief
                                                           Accounting
                                                           Officer)

s/ R. J. S. Clout
-------------------------
(Richard J. S. Clout)              Executive Vice
                               President and Director
s/ J. E. Gibson
-------------------------
(John E. Gibson)                   Executive Vice
                               President and Director
s/ M. L. Korell
-------------------------
(Mark L. Korell)                     Director

                         SIGNATURES (concluded)

          Signature                    Title
          ---------                    -----

s/ L. J. Krain
-------------------------
(Leon J. Krain)                      Director

s/ H. Kunz
-------------------------
(Heidi Kunz)                         Director

s/ H. J. Pearce
-------------------------
(Harry J. Pearce)                    Director

s/ W. A. Reed
-------------------------
(W. Allen Reed)                      Director

s/ J. F. Smith, Jr.
-------------------------
(John F. Smith, Jr.)                 Director

s/ R. L. Zarrella
-------------------------
(Ronald L. Zarrella)                 Director

                               EXHIBIT INDEX

Exhibit
Number                            Exhibit Name
-------                ------------------------------------

 12                    Ratio of Earnings to Fixed Charges

 23.1                  Consent of Independent Auditors,
                       Deloitte & Touche LLP

 27                    Financial Data Schedule (for SEC
                       electronic filing information only)

                                                                   EXHIBIT 12

                               GENERAL MOTORS ACCEPTANCE CORPORATION

                                RATIO OF EARNINGS TO FIXED CHARGES


                                    For the Years ended December 31
                     ----------------------------------------------------------
                        1994        1993        1992        1991        1990
                     ----------  ----------  ----------  ----------  ----------
                                      (in millions of dollars)
Consolidated net
 income* ..........  $    927.1  $    981.1  $  1,218.7  $  1,038.2  $  1,190.1
Provision for
 income taxes .....       512.7       591.7       882.3       610.0       658.3
                     ----------  ----------  ----------  ----------  ----------
Consolidated income
 before income
 taxes ............     1,439.8     1,572.8     2,101.0     1,648.2     1,848.4
                     ----------  ----------  ----------  ----------  ----------
Fixed charges
 Interest, debt
  discount and
  expense .........     4,230.9     4,721.2     5,828.6     6,844.7     7,965.8
 Portion of rentals
  representative of
  the interest
  factor ..........        51.2        43.6        31.7        30.3        29.5
                     ----------  ----------  ----------  ----------  ----------
Total fixed charges     4,282.1     4,764.8     5,860.3     6,875.0     7,995.3
                     ----------  ----------  ----------  ----------  ----------
Earnings available
 for fixed charges   $  5,721.9  $  6,337.6  $  7,961.3  $  8,523.2  $  9,843.7
                     ==========  ==========  ==========  ==========  ==========

Ratio of earnings
 to fixed charges       1.33        1.33        1.35        1.23        1.23
                        ====        ====        ====        ====        ====


----------
* Before cumulative effect of accounting change of ($7.4) million in 1994, ($282.6) million in 1992 and $331.5 million in 1991.

                                                           EXHIBIT 23.1

CONSENT OF INDEPENDENT AUDITORS


GENERAL MOTORS ACCEPTANCE CORPORATION:

We consent to the incorporation by reference of our report dated
January 30, 1995, appearing in this Annual Report on Form 10-K of
General Motors Acceptance Corporation for the year ended December 31, 1994, in the following Registration Statements:

                 Registration
    Form         Statement No.                  Description
    ----         -------------         ------------------------------

    S-3          33-12059,              $5,000,000,000 General Motors
                 33-26057 and            Acceptance Corporation GMAC
                 33-31596                Variable Denomination
                                         Adjustable Rate Demand Notes

    S-3          33-45308 and           $5,000,000,000 General Motors
                 33-49133                Acceptance Corporation Debt
                                         Securities

    S-3          33-51381 and           $10,000,000,000 General Motors
                 33-55799                Acceptance Corporation
                                         Medium-Term Notes



s/ DELOITTE & TOUCHE LLP
------------------------
   DELOITTE & TOUCHE LLP

600 Renaissance Center
Detroit, Michigan 48243-1704

March 13, 1995