Form 10-Q
period 1995-03-31
GENERAL MOTORS ACCEPTANCE CORP
filed 1995-05-12
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,
     1995, OR

- ---  TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______
     TO ______


                                   Commission file number 1-3754

                  GENERAL MOTORS ACCEPTANCE CORPORATION
      --------------------------------------------------------------
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

As of March 31, 1995, there were outstanding 22,000,000 shares of the issuer's common stock.

                         DOCUMENTS INCORPORATED BY REFERENCE

                                        None


This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:



                           PART 1.  FINANCIAL INFORMATION



The required information is given as to the registrant, General Motors Acceptance Corporation and subsidiaries (the "Company" or "GMAC").

ITEM 1.   FINANCIAL STATEMENTS.

          1.   Consolidated Balance Sheet, March 31, 1995,
               December 31, 1994 and March 31, 1994.

          2.   Consolidated Statement of Income and Net Income
               Retained for Use in the Business for the Three
               Months Ended March 31, 1995 and 1994.

          3.   Consolidated Statement of Cash Flows for the Three
               Months Ended March 31, 1995 and 1994.

          4.   Notes to Financial Statements.


The  above  described  Financial Statements are  submitted  herein  as
Exhibit 20.


In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items which are necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are unaudited and are not necessarily indicative of results which may be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements, the significant accounting policies, and the other notes to the consolidated financial statements included in the Company's 1994 Annual Report to the SEC on Form 10-K.





















ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

OPERATIONAL HIGHLIGHTS

For the first time since the second quarter of 1993, consolidated earnings surpassed the $250 million mark.

                                        Three Months Ended March 31,
                                        ----------------------------
                                             1995        1994
                                            -------     -------
NET INCOME                                (in millions of dollars)
Financing Operations                        $ 216.3     $ 186.0
Insurance Operations                           38.6        31.5
                                            -------      ------
Consolidated Net Income                     $ 254.9     $ 217.5
                                            =======     =======

Consolidated Return on Average Equity         12.7%       10.8%


The 16% increase in first quarter net income from financing operations is attributable to a more favorable funding mix and increased earning asset levels, primarily resulting from a 20% increase in worldwide retail leasing volume. Capital gains as of March 31, 1995 were $23.1 million compared to $9.0 million as of March 31, 1994 which contributed to the 23% growth in income from insurance operations.

FINANCING VOLUME (in thousands of units)

                         For the Three Months Ended March 31,
                  --------------------------------------------------------
                             1995                         1994
                  --------------------------   ---------------------------
                  United     Other             United     Other
                  States   Countries   Total   States   Countries   Total
                  ------   ---------   -----   ------   ---------   -----
Finance Contracts  183        109       292     307        107       414
Retail Leases      111         42       153      92         36       128
                   ---        ---       ---     ---        ---       ---
New Deliveries
 Financed          294        151       445     399        143       542
                   ===        ===       ===     ===        ===       ===

Industry deliveries of new passenger cars and trucks in the United States in the first quarter of 1995 decreased to 3.6 million units from 3.7 million units in the first quarter of 1994. Deliveries of new General Motors (GM) vehicles in the U.S. were 1.1 million units for the first three months of 1995, a decrease of 8% from the same period last year. GMAC financed 24% of new General Motors vehicles delivered in the U.S. during the first quarter of 1995, a two percentage point increase compared to the fourth quarter of 1994 but a six percentage point decrease compared to the first quarter of 1994. The quarter-to-quarter decline in penetration of retail delivery financing reflects continued intense competitive pressures.







                                        3
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided for 1,005,000 and 969,000 new GM vehicles, representing 72.7% and 75.6% of all GM sales to dealers during the first quarter of 1995 and 1994, respectively.

For the first quarter of 1995, GMAC Mortgage Group (GMACMG) loan origination, purchased mortgage servicing and correspondent loan volume totaled $3.6 billion, a decrease of $1.5 billion from $5.1 billion a year ago, reflecting substantially reduced industry origination volume as a result of increasing interest rates.

FINANCIAL CONDITION AND LIQUIDITY

Earning assets were $86.8 billion at March 31, 1995 compared to $82.1 billion and $77.3 billion at December 31, 1994 and March 31, 1994, respectively. The higher asset levels are primarily attributable to increased operating lease assets and wholesale finance receivables, partially offset by reduced retail finance receivables.

Finance receivables serviced by the Company, including sold receivables, totaled $70.2 billion at March 31, 1995, compared to $67.1 billion at December 31, 1994 and $69.2 billion at March 31, 1994.

As of March 31, 1995, GMAC's total borrowings were $68.8 billion compared with $66.7 billion at December 31, 1994 and $62.4 billion at March 31, 1994. Debt due after one year comprised 87% of the increase in borrowings over the comparable prior year period. The Company's ratio of borrowings to equity capital was 8.4:1 at March 31, 1995, unchanged from December 31, 1994, but slightly above 7.9:1 at March 31, 1994.

GMAC maintains substantial bank lines of credit and sells finance receivables in the capital market. At March 31, 1995, GMAC maintained or had access to approximately $28.8 billion of unused credit lines with banks worldwide, an increase of $3.1 billion from December 31, 1994 and $2.7 billion from March 31, 1994. Included in the unused credit lines are a committed bank credit facility of $10 billion, and a $10.5 billion asset-backed commercial paper liquidity and receivables credit facility to a non-consolidated special purpose entity established to issue asset-backed commercial paper. In addition, GMAC has $5.1 billion in committed bank credit facilities to support the funding needs of the Company's international subsidiaries.






















ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

The Company and its subsidiaries utilize a variety of interest rate and currency derivative financial instruments in managing interest rate and foreign exchange exposures. GMAC is not a dealer in derivative instruments, but is an end-user of such instruments in the normal course of business. By employing derivative instruments to manage the risks of a multinational finance company, GMAC is in a better position to offer attractive, competitive financing rates to its customers. The derivative instruments utilized by the Company are relatively straightforward and involve little complexity -- centering on interest rate swaps, caps and options (including swaptions) as well as currency swaps and futures. The Company does not use any of these classes of instruments for trading purposes, except for limited mortgage-related transactions entered into by its wholly-owned mortgage subsidiaries. There were not any significant changes in the Company's use of its financial instruments during the first quarter of 1995.

OPERATING RESULTS

Consolidated net pre-tax margin after interest and discount and depreciation expense totaled $507.9 million in the first quarter of 1995, up $43.6 million from the first quarter of 1994. The quarter-to-quarter improvement primarily reflects increased revenue from the continued popularity of retail leasing as well as increased wholesale
financing,  partially  offset  by  increased  interest  and   discount
expense.   The  increase  in the effective income  tax  rate  in  1995
(40.8%) from 1994 (37.6%) is due to increased taxes at foreign locations where tax rates exceed U.S. statutory tax rates.

Interest and discount expense increased to $1,219.8 million for the first quarter of 1995 compared with $1,010.0 million for the first quarter of 1994. The $209.8 million increase from the comparable period in 1994 is primarily due to increased funding levels and higher interest rates.

The Company's worldwide cost of funds for the first quarter averaged 7.16%, an increase of 64 basis points from a year ago. Total borrowing costs for United States operations averaged 7.07% for the first quarter of 1995, compared with 6.25% for the comparable 1994 period. The higher funding costs are attributable to a significant increase in general rates of interest, especially in the United States where the bank prime lending rate has climbed from 6.25% to 9.00% during the past twelve months. The adverse effects of these general interest rate increases were minimized by a more favorable funding mix resulting from an increased use of lower cost floating rate debt as a percentage of GMAC's total outstanding debt as well as a continued positive perception of GMAC's financial position by the capital markets.




















ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (concluded)

Net retail losses were 0.66% of total average serviced assets during the first quarter of 1995, compared to 0.54% for the same period last year. Retail losses as a percent of total serviced assets liquidated increased slightly to 1.00% during the first quarter of 1995, compared to 0.84% for the first quarter of 1994.

On January 31, 1995, GMAC Mortgage Corporation, through its wholly-owned subsidiary GMAC Commercial Mortgage Corporation, acquired Republic Realty Mortgage Corporation (RRMC) with a servicing portfolio of $5.4 billion at March 31, 1995. The combined mortgage servicing portfolio of GMACMG, including $23.8 billion of loans master-serviced by Residential Funding Corporation (RFC), amounted to $65.4 billion at March 31, 1995, up $6.7 billion and $10.3 billion from December 31, 1994 and March 31, 1994, respectively, primarily reflecting the acquisition of RRMC.

                 ----------------------------------












































                         RATIO OF EARNINGS TO FIXED CHARGES

                                 Three Months Ended
                                      March 31
                                 ------------------
                                 1995          1994
                                 ----          ----
                                 1.35          1.34

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


                             PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS:

          20.  General Motors Acceptance Corporation and
               Subsidiaries Consolidated Financial Statements for the Three Months Ended March 31, 1995.

     (b)  REPORTS ON FORM 8-K:

          No Current Report on Form 8-K was filed during the first quarter ended March 31, 1995.

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


                         GENERAL MOTORS ACCEPTANCE CORPORATION
                         -------------------------------------
                                    (Registrant)


                         s/  John D. Finnegan
                         -------------------------------------
Dated:    May 12, 1995   John D. Finnegan, Executive Vice
          ------------   President and Principal Financial
                         Officer


                         s/  Gerald E. Gross
                         -------------------------------------
Dated:    May 12, 1995   Gerald E. Gross, Comptroller
          ------------   and Principal Accounting Officer





                                          7
                        GENERAL MOTORS ACCEPTANCE CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                                       Exhibit 20
                                                       Page 1 of 6
                                            March 31    Dec. 31   March 31
                                              1995       1994      1994
                                            ---------  ---------  ---------
                                                 (In millions of dollars)
Cash and Cash Equivalents                   $ 1,655.7  $ 1,339.5  $ 2,386.0
                                            ---------  ---------  ---------
EARNING ASSETS
Investments in securities                     4,244.8    3,891.7    3,533.4
Finance receivables, net (Note 1)            57,257.8   54,625.1   54,430.4
Net investment in operating leases           19,207.3   17,809.2   12,635.0
Receivables from General Motors
 Corporation                                  1,242.2    1,080.5    1,414.4
Real estate mortgages - including
 mortgages held for resale of $1,611.2,
 $1,244.0 and $1,997.1                        2,579.7    2,164.6    2,063.7
Due and deferred from receivable
 sales (net)                                  1,632.2    1,564.6    2,830.1
Other                                           600.7      938.9      393.9
                                            ---------  ---------  ---------
Total earning assets                         86,764.7   82,074.6   77,300.9
                                            ---------  ---------  ---------
OTHER ASSETS
Intangible assets, at cost less
  amortization                                  456.9      377.4      338.0
Other nonearning assets                       1,533.4    1,745.9    1,605.9
                                            ---------  ---------  ---------
Total other assets                            1,990.3    2,123.3    1,943.9
                                            ---------  ---------  ---------
TOTAL ASSETS                                $90,410.7  $85,537.4  $81,630.8
                                            =========  =========  =========
Notes, loans and debentures payable within
one year (Note 2)                           $35,347.8  $35,114.8  $34,551.8
                                            ---------  ---------  ---------
ACCOUNTS PAYABLE AND OTHER LIABILITIES
General Motors Corporation and
  affiliated companies                        3,542.6    1,867.3    3,129.7
Interest                                      1,322.9      957.1    1,350.4
Unpaid insurance losses and loss
 adjustments                                  1,573.2    1,563.6    1,578.1
Unearned insurance premiums                   1,416.2    1,422.0    1,366.2
Deferred income taxes                         1,969.5    1,704.5    1,162.5
United States and foreign income and
  other taxes payable                             7.4       20.3      196.8
Other postretirement benefits                   586.3      574.5      533.9
Other                                         3,066.8    2,880.0    2,044.0
                                            ---------  ---------  ---------
Total accounts payable and
  other liabilities                          13,484.9   10,989.3   11,361.6
                                            ---------  ---------  ---------
Notes, loans and debentures payable after
 one year (Note 3)                           33,438.2   31,539.6   27,879.0
                                            ---------  ---------  ---------
Common stock, $100 par value (outstanding
 22,000,000 shares in March 1995 and
 December 1994; 21,650,000 shares
 in March 1994)                               2,200.0    2,200.0    2,165.0
Net income retained for use in the
 business                                     5,708.6    5,653.7    5,576.5
Net unrealized gains on securities              144.3       52.4      170.8
Unrealized accumulated foreign currency
 translation adjustment                          86.9      (12.4)     (73.9)
                                            ---------  ---------  ---------
Total stockholder's equity                    8,139.8    7,893.7    7,838.4
                                            ---------  ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY  $90,410.7  $85,537.4  $81,630.8
                                            =========  =========  =========

Reference should be made to the Notes to Financial Statements.


                        GENERAL MOTORS ACCEPTANCE CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME AND
                        NET INCOME RETAINED FOR THE BUSINESS

                                                  Exhibit 20
                                                  Page 2 of 6

                                              Three Months Ended
                                                  March 31
                                             --------------------
                                               1995       1994
                                             ---------  ---------
                                           (In millions of dollars)
FINANCING REVENUE
Retail and lease financing                   $   750.4  $   737.3
Leasing                                        1,433.0    1,052.3
Wholesale and term loans                         534.0      373.4
                                             ---------  ---------
Total financing revenue                        2,717.4    2,163.0
Interest and discount                         (1,219.8)  (1,010.0)
Depreciation on operating leases                (989.7)    (688.7)
                                             ---------  ---------
Net financing revenue                            507.9      464.3
Insurance premiums earned                        271.3      279.4
Other income                                     499.0      411.5
                                             ---------  ---------
NET FINANCING REVENUE AND OTHER                1,278.2    1,155.2

EXPENSES

Salaries and benefits                            225.6      213.3
Other operating expenses                         297.7      259.7
Insurance losses and loss adjustment expenses    255.9      239.0
Provision for financing losses                    55.0       64.1
Amortization of intangible assets                 13.3       18.7
                                             ---------  ---------
Total expenses                                   847.5      794.8
                                             ---------  ---------
Income before income taxes                       430.7      360.4
United States, foreign and other income taxes    175.8      135.5
                                             ---------  ---------
Income before cumulative effect of accounting
 change                                          254.9      224.9
Cumulative effect of accounting change            --         (7.4)
                                             ---------  ---------
NET INCOME                                       254.9      217.5
Net income retained for use in the business
 at beginning of the period                    5,653.7    5,609.0
                                             ---------  ---------
Total                                          5,908.6    5,826.5
Cash dividends                                   200.0      250.0
                                             ---------  ---------
NET INCOME RETAINED FOR USE IN THE BUSINESS
 AT END OF THE PERIOD                        $ 5,708.6  $ 5,576.5
                                             =========  =========

Reference should be made to the Notes to Financial Statements.


                                          9
                        GENERAL MOTORS ACCEPTANCE CORPORATION
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                                           Exhibit 20
                                                           Page 3 of 6

                                                                 Three Months Ended
                                                                      March 31
                                                                 --------------------
                                                                   1995       1994
                                                                 ---------  ---------
                                                                 (In millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Income before cumulative effect of accounting changes            $   254.9  $   224.9
Depreciation                                                         996.6      696.4
Provision for financing losses                                        55.0       64.1
Mortgage loans-originations and purchases                         (1,716.9)  (4,179.7)
              -proceeds on sale                                    1,349.7    4,264.2
Changes in the following items
 Due to General Motors Corporation and
  affiliated companies                                             1,607.3      645.6
 Taxes payable and deferred                                          175.7      127.7
 Interest payable                                                    359.3      344.7
 Other assets                                                        209.7     (298.1)
 Other liabilities                                                   105.4       65.1
Other                                                               (135.4)      63.9
                                                                 ---------  ---------
Net cash provided by operating activities                          3,261.3    2,018.8
                                                                 ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Finance receivables-acquisitions                                 (42,056.7) (38,749.1)
                   -liquidations                                  33,890.5   34,832.8
Notes receivable General Motors Corporation                         (161.7)     (58.9)
Operating leases-acquisitions                                     (3,302.0)  (2,647.1)
                -liquidations                                      1,214.8      715.2
Investments in securities-acquisitions                            (3,616.6)  (3,025.9)
                         -liquidations                             3,406.8    2,958.6
Proceeds from sales of receivables-wholesale                       3,989.1    2,210.1
                                  -retail                          2,062.5    1,376.4
Due and deferred from receivable sales                               (47.7)    (973.1)
Other                                                                344.5      334.7
                                                                 ---------  ---------
Net cash used in investing activities                             (4,276.5)  (3,026.3)
                                                                 ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Debt with original maturities 90 days and over
     -proceeds                                                    15,714.9   13,965.4
     -liquidations                                               (13,676.7) (14,902.9)
Debt with original maturities less than 90 days
     -net change                                                    (500.5)     554.8
Dividends paid                                                      (200.0)    (250.0)
                                                                 ---------  ---------
Net cash provided by (used in) financing activities                1,337.7     (632.7)
                                                                 ---------  ---------
Effect of exchange rate changes on cash
 and cash equivalents                                                 (6.3)      (1.9)
                                                                 ---------  ---------
Net increase (decrease) in cash and cash equivalents                 316.2   (1,642.1)
Cash and cash equivalents at the beginning
 of the period                                                     1,339.5    4,028.1
                                                                 ---------  ---------
Cash and cash equivalents at the end of the period               $ 1,655.7  $ 2,386.0
                                                                 =========  =========

Certain amounts for 1994 have been reclassified to conform with 1995 classifications.

Reference should be made to the Notes to Financial Statements.
                                         10
                        GENERAL MOTORS ACCEPTANCE CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
                                                  Exhibit 20
                                                  Page 4 of 6
NOTE 1.   FINANCE RECEIVABLES

The composition of finance receivables outstanding at March 31, 1995, December 31, 1994 and March 31, 1994 is summarized as follows:
                                        March 31   Dec. 31    March 31
                                          1995       1994       1994
                                        ---------  ---------  ---------
                                             (In millions of dollars)
United States
 Retail                                 $21,487.2  $23,486.8  $25,227.0
 Wholesale                               17,199.7   14,560.9   14,412.0
 Leasing and lease financing              1,558.2    1,613.4    1,911.4
 Term loans to dealers and others         3,941.2    3,753.6    4,019.2
                                        ---------  ---------  ---------
Total United States                      44,186.3   43,414.7   45,569.6
                                        ---------  ---------  ---------
Canada
 Retail                                   1,016.2    1,101.1    1,268.3
 Wholesale                                1,802.7    1,335.1    1,589.5
 Leasing and lease financing                660.3      671.4      643.0
 Term loans to dealer and others            137.0      128.0      113.5
                                        ---------  ---------  ---------
Total Canada                              3,616.2    3,235.6    3,614.3
                                        ---------  ---------  ---------
Europe
 Retail                                   5,934.1    5,340.5    4,505.8
 Wholesale                                4,014.2    3,413.8    2,300.2
 Leasing and lease financing                591.5      547.8      510.8
 Term loans to dealers and others           233.9      249.3      199.3
                                        ---------  ---------  ---------
Total Europe                             10,773.7    9,551.4    7,516.1
                                        ---------  ---------  ---------
Other Countries
 Retail                                   1,472.8    1,306.3      918.4
 Wholesale                                  605.6      565.9      599.4
 Leasing and lease financing                460.4      447.5      303.1
 Term loans to dealers and others            98.8      106.9      102.6
                                        ---------  ---------  ---------
Total Other Countries                     2,637.6    2,426.6    1,923.5
                                        ---------  ---------  ---------
Total finance receivables                61,213.8   58,628.3   58,623.5
                                        ---------  ---------  ---------
Deductions
 Unearned income                          3,267.6    3,309.9    3,430.0
 Allowance for financing losses             688.4      693.3      763.1
                                        ---------  ---------  ---------
Total deductions                          3,956.0    4,003.2    4,193.1
                                        ---------  ---------  ---------
Finance receivables, net                $57,257.8  $54,625.1  $54,430.4
                                        =========  =========  =========



                                          11
                        GENERAL MOTORS ACCEPTANCE CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (continued)

                                                  Exhibit 20
                                                  Page 5 of 6

NOTE 2.   NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE YEAR

                                 March 31   Dec. 31    March 31
                                   1995       1994       1994
                                 ---------  ---------  ---------
                                     (In millions of dollars)
Short-term notes
 Commercial paper               $18,359.5  $18,644.4  $15,780.7
 Master notes                       636.6      500.9      528.1
 Demand notes                     2,675.2    2,542.6    2,254.7
 Other                            1,676.9      742.2      451.5
                                ---------  ---------  ---------
Total principal amount           23,348.2   22,430.1   19,015.0
Unamortized discount               (151.9)    (131.5)     (84.8)
                                ---------  ---------  ---------
Total                            23,196.3   22,298.6   18,930.2
                                ---------  ---------  ---------
Bank loans and overdrafts
 United States                      493.0      552.0      728.0
 Other Countries                  4,771.5    5,271.4    4,400.9
                                ---------  ---------  ---------
Total                             5,264.5    5,823.4    5,128.9
                                ---------  ---------  ---------
Other notes, loans and debentures
 payable within one year
  United States:
   Medium-term notes              4,597.7    5,072.0    7,437.1
   Other (net)                    1,213.7    1,164.6    2,188.2
  Other countries                 1,075.6      756.2      867.4
                                ---------  ---------  ---------
Total                             6,887.0    6,992.8   10,492.7
                                ---------  ---------  ---------
Total                           $35,347.8  $35,114.8  $34,551.8
                                =========  =========  =========
















                                          12
                        GENERAL MOTORS ACCEPTANCE CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (concluded)

                                                  Exhibit 20
                                                  Page 6 of 6

NOTE 3.   NOTES, LOANS AND DEBENTURES PAYABLE AFTER ONE YEAR

               Weighted average
               interest rates at  March 31   Dec. 31    March 31
                 March 31, 1995     1995       1994       1994
               -----------------  ---------  ---------  ---------
                                   (In millions of dollars)
Maturity
- --------------
NOTES, LOANS
AND DEBENTURES
United States
 currency
 1995                   --      $    --    $    --    $ 3,888.4
 1996                  7.0%       6,788.6    8,588.5    5,969.9
 1997                  7.2%       7,304.6    6,539.7    4,758.0
 1998                  6.8%       3,590.9    2,048.3    1,459.8
 1999                  7.2%       3,496.5    3,209.1    2,344.6
 2000                  8.0%       1,881.9    1,443.1    1,186.2
 2001 - 2005           7.7%       3,232.0    2,703.3    2,702.5
 2006 - 2010           8.9%         500.0      500.0      500.0
 2011 - 2015          11.0%       1,077.2    1,077.2    1,077.2
 2016 - 2049           7.4%         375.0      375.0      375.0
                                ---------  ---------  ---------
Total United
 States currency                 28,246.7   26,484.2   24,261.6
Other currencies
 1996 - 2004           7.7%       5,974.9    5,844.9    4,426.3
                                ---------  ---------  ---------
Total notes,
 loans and
 debentures                      34,221.6   32,329.1   28,687.9
Unamortized
 discount                          (783.4)    (789.5)    (808.9)
                                ---------  ---------  ---------
Total notes,
 loans and
 debentures
 payable after
 one year                       $33,438.2  $31,539.6  $27,879.0
                                =========  =========  =========










                                         13