Form 10-Q
period 1995-06-30
GENERAL MOTORS ACCEPTANCE CORP
filed 1995-08-11
CIK 40729

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                                FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30,
     1995, OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     ___________ TO ___________


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

As of June 30, 1995, there were outstanding 22,000,000 shares of the issuer's common stock.

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

         		1.   Consolidated Balance Sheet, June 30, 1995,
			             December 31, 1994 and June 30, 1994.

         		2.  	Consolidated Statement of Income and Net Income
		             	Retained for Use in the Business for the Second Quarter and Six Months Ended June 30, 1995 and
			             1994.

         		3.   Consolidated Statement of Cash Flows for the Six
             			Months Ended June 30, 1995 and 1994.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	       	CONDITION AND RESULTS OF OPERATIONS

OPERATIONAL HIGHLIGHTS

GMAC has experienced continued improvements in consolidated earnings throughout the first six months of 1995.

                                   Period Ended June 30
                           Second Quarter    |      Six Months
                        -------------------- | --------------------
                          1995       1994    |   1995       1994
                        ---------  --------- | ---------  ---------
(In millions of dollars)                     |
Financing Operations    $   228.3  $   184.6 | $   444.6  $   370.6
Insurance Operations         30.9       31.5 |      69.5       63.0
                        ---------  --------- | ---------  ---------
Consolidated Net Income $   259.2  $   216.1 | $   514.1  $   433.6
                        =========  ========= | =========  =========

Consolidated Return
 on Average Equity           12.6%      11.5%       12.6%      11.2%

The 24% and 20% increases in the second quarter and the six month net income from financing operations resulted from more favorable funding margins and increased earning asset levels, principally wholesale receivables and operating leases. Higher capital gains contributed to the 10% growth in income from insurance operations for the first six months ended June 30, 1995.

UNITED STATES NEW PASSENGER CAR AND TRUCK DELIVERIES

Industry deliveries of new passenger cars and trucks in the United States in the second quarter of 1995 decreased to 4.1 million units from 4.2 million units in the second quarter of 1994. Industry deliveries during the first six months of 1995 totaled 7.7 million units, a 3% decrease from 7.9 million units for the first half of 1994.

Deliveries of new General Motors (GM) vehicles in the U.S. were 1.3 million units during the second quarter of 1995, a decrease of 5% from the same period last year. Deliveries during the first six months of 1995 totaled 2.4 million units, a 7% decrease from 2.6 million units for the first six months of 1994. GMAC financed 23% of new General Motors vehicles delivered in the U.S. during the second quarter of 1995, a one percentage point decrease compared to the first quarter of 1995 but unchanged compared to the second quarter of 1994. Penetration for the first six months of 1995 decreased to 23% of new GM deliveries, three percentage points lower than the comparable 1994 period. The decline in penetration of retail delivery financing reflects continued intense competitive pressures.

ITEM 2. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		       CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCING VOLUME

The number of new vehicles financed by GMAC during the second quarter and six months ended June 30, 1995 is 2% and 10% below the respective prior year levels as indicated below:

                             Period Ended June 30, 1995
                      Second Quarter      |        Six Months
                 ------------------------ | ------------------------
                 United    Other          | United    Other
                 States  Countries  Total | States  Countries  Total
                 ------  ---------  ----- | ------  ---------  -----
(In thousands of units)                   |
Finance Contracts 222       112      334  |  405       221       626
Retail Leases     108        57      165  |  219        99       318
                  ---       ---      ---  |  ---       ---       ---
New Deliveries                            |
 Financed         330       169      499  |  624       320       944
                  ===       ===      ===  |  ===       ===       ===


                             Period Ended June 30, 1994
                      Second Quarter      |        Six Months
                 ------------------------ | ------------------------
                 United    Other          | United    Other
                 States  Countries  Total | States  Countries  Total
                 ------  ---------  ----- | ------  ---------  -----
(In thousands of units)                   |
Finance Contracts 211       123      334  |  518       230       748
Retail Leases     122        54      176  |  214        90       304
                  ---       ---      ---  |  ---       ---     -----
New Deliveries                            |
 Financed         333       177      510  |  732       320     1,052
                  ===       ===      ===  |  ===       ===     =====

GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided for 977,000 and 1,982,000 new GM vehicles in the second quarter and first six months of 1995, compared with 996,000 and 1,965,000 new GM vehicles during the same periods in 1994. GMAC's wholesale financing represented 72.0% of all GM sales to dealers during the first six months of 1995, a slight decrease from 73.7% for the comparable period a year ago.

For the second quarter of 1995, GMAC Mortgage Group (GMACMG) loan origination, purchased mortgage servicing and correspondent loan volume totaled $5.7 billion, a decrease of $1.1 billion from $6.8 billion a year ago, reflecting a reduction in bulk acquisitions of purchased mortgage servicing rights.

ITEM 2. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		       CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION AND LIQUIDITY

Earning assets were $87.8 billion at June 30, 1995 compared to $82.1 billion and $79.1 billion at December 31, 1994 and June 30, 1994, respectively. The higher asset levels are primarily attributable to increased operating lease assets and wholesale finance receivables.

Finance receivables serviced by the Company, including sold receivables, totaled $71.2 billion at June 30, 1995, compared to $67.1 billion at December 31, 1994 and $67.7 billion at June 30,
1994.

As of June 30, 1995, GMAC's total borrowings were $70.6 billion compared with $66.7 billion at December 31, 1994 and $64.4 billion at June 30, 1994. The Company's ratio of borrowings to equity capital was 8.5:1 at June 30, 1995, slightly above 8.4:1 and 8.2:1 at December 31, 1994 and June 30, 1994, respectively.

GMAC maintains substantial bank lines of credit and sells finance receivables in the capital market. At June 30, 1995, GMAC maintained or had access to approximately $30.0 billion of unused credit lines with banks worldwide, an increase of $4.3 billion from December 31, 1994 and $3.7 billion from June 30, 1994. Included in the unused credit lines are a committed revolving credit facility of $10 billion and a $10.9 billion asset-backed commercial paper liquidity and receivables credit facility committed to a non-consolidated special purpose entity established to issue asset-backed commercial paper. Effective July 20, 1995, the special purpose entity's liquidity facility was increased to $12.2 billion. In addition, GMAC has $5.1 billion in committed bank credit facilities to support the funding needs of the Company's international subsidiaries.

The Company and its subsidiaries utilize a variety of interest rate and currency derivative financial instruments in managing interest rate and foreign exchange exposures. GMAC is not a dealer in derivative instruments, but is an end-user of such instruments in the normal course of business. By employing derivative instruments to manage the risks of a multinational finance company, GMAC is in a better position to offer attractive, competitive financing rates to its customers. The derivative instruments utilized by the Company are relatively straightforward and involve little complexity -- centering on interest rate swaps, caps and options as well as currency swaps and futures. The Company does not use any of these classes of instruments for trading purposes, except for limited mortgage-related transactions entered into by its wholly-owned mortgage subsidiary. There were no significant changes in the Company's derivatives-related exposures during the first half of 1995.

ITEM 2. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		       CONDITION AND RESULTS OF OPERATIONS (continued)

OPERATING RESULTS

Consolidated net pre-tax margin after interest and discount and depreciation expense totaled $591.0 million and $1,098.9 million in the second quarter and first six months of 1995, an increase of $97.0 million and $140.6 million from the comparable 1994 periods. The quarter-to-quarter improvement primarily reflects increased revenue from the continued popularity of retail leasing as well as increased wholesale finance outstandings, partially offset by increased interest and discount expense.

Interest and discount expense increased to $1,275.3 million and $2,495.1 million for the second quarter and first six months of 1995 compared with $1,045.3 million and $2,055.3 million for the second quarter and first six months of 1994. The $230.0 million and $439.8 million increase from the comparable periods in 1994 is primarily due to increased funding levels and higher interest rates.

The Company's worldwide cost of funds for the second quarter averaged 7.25%, an increase of 72 basis points from a year ago. The worldwide cost of funds averaged 7.20% for the first six months of 1995, an increase of 67 basis points from the comparable 1994 period. The higher funding costs are primarily attributable to a significant increase in interest rates, especially in the United States where the bank prime lending rate climbed from 7.25% to 9.00% during the past twelve months. Total borrowing costs for United States operations averaged 6.98% for the second quarter and 7.02% for the first six months of 1995, compared with 6.31% and 6.28%, respectively, for the same 1994 periods. The adverse effects of these interest rate increases were minimized by an increased use of lower cost floating rate funding as a percentage of GMAC's total outstanding funding as well as a continued positive perception of GMAC's financial position by the capital markets.

On May 30, 1995, Moody's Investors Service, Inc. (Moody's), raised the credit ratings of the Company and its parent, General Motors Corporation (GM) as well as certain related affiliates. The ratings upgrades concluded a review which was initiated on March 17, 1995.

The Moody's rating of the Company's senior debt was upgraded from Baa1 to A3, eighth and seventh highest among ten investment grade ratings available, respectively. The A3 rating is assigned to bonds considered to have "upper-medium grade" quality as they possess many favorable investment attributes with security factors for principal and interest considered to be adequate. The Company's commercial paper was upgraded from Prime-2 to Prime-1, the highest of three such ratings, reflecting superior ability for repayment of senior short-term debt obligations and assured ability to access alternative sources of liquidity. Additional disclosures regarding

ITEM 2. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		       CONDITION AND RESULTS OF OPERATIONS (concluded)

credit ratings are provided on Pages 15 and 16 of the Company's Form 10-K for the year ended December 31, 1994.

Net retail losses were 0.68% and 0.67% of total average serviced assets during the second quarter and first six months of 1995, compared to 0.42% and 0.48% for the same periods last year. The higher losses are primarily attributable to an increase in used vehicle charge-off experience in the United States and have been reflected in the second quarter provision for financing losses. The effective income tax rate increased in 1995 to 41.9% from 37.4% in 1994 primarily due to increased taxes at foreign locations where tax rates exceed U.S. statutory tax rates.

The combined mortgage servicing portfolio of GMACMG, including $19.7 billion of loans master-serviced by Residential Funding Corporation
(RFC), amounted to $67.8 billion at June 30, 1995, up $9.1 billion and $10.1 billion from December 31, 1994 and June 30, 1994, respectively, primarily reflecting the acquisition of Republic Realty Mortgage Corporation on January 31, 1995.

In May, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 122, Accounting for Mortgage Servicing Rights, amending SFAS No. 65, Accounting for Certain Mortgage Banking Activities. This Statement eliminates the accounting distinction between rights to service mortgage loans that are acquired through origination activities and those acquired through purchase. The Company adopted this Standard during the second quarter of 1995 effective January 1, 1995 and capitalized its originated mortgage servicing rights, the effect of which was not material to consolidated net income.


                 ----------------------------------

                 RATIO OF EARNINGS TO FIXED CHARGES

                          Six Months Ended
                              June 30
                          ----------------
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

                     PART II.  OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

	(a)	EXHIBITS:
   		20.	General Motors Acceptance Corporation and
			      Subsidiaries Consolidated Financial Statements for the Second Quarter and Six Months Ended June 30,
		      	1995.

	(b)	REPORTS ON FORM 8-K:
		       A Current Report on Form 8-K dated May 30, 1995, reporting matters under Item 5, Other Events was filed during the second quarter ended June 30, 1995.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           GENERAL MOTORS ACCEPTANCE CORPORATION
                           -------------------------------------
                                       (Registrant)


                           s/  John D. Finnegan
                           -------------------------------------
Dated:   	August 10, 1995  John D. Finnegan, Executive Vice
          ---------------  President and Principal Financial
                           Officer


                           s/  Gerald E. Gross
                           -------------------------------------
Dated:	   August 10, 1995  Gerald E. Gross, Comptroller
          ---------------  and Principal Accounting Officer

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                          CONSOLIDATED BALANCE SHEET

Exhibit 20
Page 1 of 6

                                                                 June 30    Dec. 31    June 30
                                                                  1995       1994       1994
                                                                ---------  ---------  ---------
                                                                   (In millions of dollars)
Cash and Cash Equivalents ....................................  $ 1,476.1  $ 1,339.5  $ 2,345.7
                                                                ---------  ---------  ---------
EARNING ASSETS
Investments in securities ....................................    4,336.8    3,891.7    3,899.2
Finance receivables, net (Note 1) ............................   58,789.4   54,625.1   54,282.1
Net investment in operating leases ...........................   20,026.7   17,809.2   14,658.9
Receivables from General Motors Corporation ..................       --      1,080.5    1,390.1
Real estate mortgages - including mortgages held
 for resale of $1,793.1, $1,244.0 and $1,815.5 ...............    2,795.3    2,164.6    1,996.0
Due and deferred from receivable sales (net) .................    1,608.0    1,564.6    2,587.3
Other ........................................................      275.9      938.9      285.0
                                                                ---------  ---------  ---------
Total earning assets .........................................   87,832.1   82,074.6   79,098.6
                                                                ---------  ---------  ---------
OTHER ASSETS
Intangible assets, at cost less amortization .................      419.9      377.4      361.5
Other nonearning assets ......................................    1,643.6    1,745.9    1,641.8
                                                                ---------  ---------  ---------
Total other assets ...........................................    2,063.5    2,123.3    2,003.3
                                                                ---------  ---------  ---------
TOTAL ASSETS .................................................  $91,371.7  $85,537.4  $83,447.6
                                                                =========  =========  =========

Notes, loans and debentures payable within one year (Note 2) .  $36,974.6  $35,114.8  $33,758.5
                                                                ---------  ---------  ---------
ACCOUNTS PAYABLE AND OTHER LIABILITIES
General Motors Corporation and affiliated companies ..........    2,925.7    1,867.3    2,902.0
Interest .....................................................    1,203.5      957.1    1,117.7
Unpaid insurance losses and loss adjustments .................    1,561.9    1,563.6    1,555.6
Unearned insurance premiums ..................................    1,418.3    1,422.0    1,401.3
Deferred income taxes ........................................    1,911.2    1,704.5    1,262.8
United States and foreign income and other taxes payable .....      177.5       20.3      267.2
Other postretirement benefits ................................      596.9      574.5      550.4
Other ........................................................    2,714.0    2,880.0    2,178.0
                                                                ---------  ---------  ---------
Total accounts payable and other liabilities .................   12,509.0   10,989.3   11,235.0
                                                                ---------  ---------  ---------
Notes, loans and debentures payable after one year (Note 3) ..   33,626.3   31,539.6   30,652.5
                                                                ---------  ---------  ---------
Common stock, $100 par value (outstanding 22,000,000 shares in
 June 1995 and December 1994; 21,650,000 shares in June 1994)     2,200.0    2,200.0    2,165.0
Net income retained for use in the business ..................    5,767.8    5,653.7    5,542.6
Net unrealized gains on securities ...........................      213.8       52.4      127.4
Unrealized accumulated foreign currency translation adjustment       80.2      (12.4)     (33.4)
                                                                ---------  ---------  ---------
Total stockholder's equity ...................................    8,261.8    7,893.7    7,801.6
                                                                ---------  ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ...................  $91,371.7  $85,537.4  $83,447.6
                                                                =========  =========  =========
Certain amounts for 1994 have been reclassified to conform with 1995 classifications.

Reference should be made to the Notes to Financial Statements.

                          GENERAL MOTORS ACCEPTANCE CORPORATION
                          CONSOLIDATED STATEMENT OF INCOME AND
                       NET INCOME RETAINED FOR USE IN THE BUSINESS
                                                            Exhibit 20
                                                            Page 2 of 6

                                           Period Ended June 30
                                   Second Quarter          Six Months
                                --------------------  --------------------
                                  1995       1994       1995       1994
                                ---------  ---------  ---------  ---------
                                         (In millions of dollars)
FINANCING REVENUE
Retail and lease financing .... $   772.3  $   769.2  $ 1,522.7  $ 1,506.5
Leasing .......................   1,539.3    1,133.3    2,972.3    2,185.6
Wholesale and term loans ......     606.0      402.2    1,140.0      775.6
                                ---------  ---------  ---------  ---------
Total financing revenue .......   2,917.6    2,304.7    5,635.0    4,467.7
Interest and discount .........  (1,275.3)  (1,045.3)  (2,495.1)  (2,055.3)
Depreciation on operating leases (1,051.3)    (765.4)  (2,041.0)  (1,454.1)
                                ---------  ---------  ---------  ---------
Net financing revenue .........     591.0      494.0    1,098.9      958.3
Insurance premiums earned .....     273.5      286.2      544.8      565.6
Other income ..................     562.4      378.0    1,061.4      789.5
                                ---------  ---------  ---------  ---------
NET FINANCING REVENUE AND OTHER   1,426.9    1,158.2    2,705.1    2,313.4

EXPENSES
Salaries and benefits .........     221.7      191.5      447.3      404.8
Other operating expenses ......     344.1      294.1      641.8      553.8
Insurance losses and loss
 adjustment expenses ..........     253.4      259.6      509.3      498.6
Provision for financing losses      133.3       54.8      188.3      118.9
Amortization of intangible
 assets .......................      19.7       14.1       33.0       32.8
                                ---------  ---------  ---------  ---------
Total expenses ................     972.2      814.1    1,819.7    1,608.9
                                ---------  ---------  ---------  ---------
Income before income taxes ....     454.7      344.1      885.4      704.5
United States, foreign and
 other income taxes ...........     195.5      128.0      371.3      263.5
                                ---------  ---------  ---------  ---------
Income before cumulative effect
 of accounting change .........     259.2      216.1      514.1      441.0
Cumulative effect of accounting
 change .......................      --         --         --         (7.4)
                                ---------  ---------  ---------  ---------
NET INCOME ....................     259.2      216.1      514.1      433.6
Net income retained for use in
 the business at beginning of
 the period ...................   5,708.6    5,576.5    5,653.7    5,609.0
                                ---------  ---------  ---------  ---------
Total .........................   5,967.8    5,792.6    6,167.8    6,042.6
Cash dividends ................     200.0      250.0      400.0      500.0
                                ---------  ---------  ---------  ---------
NET INCOME RETAINED FOR USE IN THE
 BUSINESS AT END OF THE PERIOD  $ 5,767.8  $ 5,542.6  $ 5,767.8  $ 5,542.6
                                =========  =========  =========  =========
Reference should be made to the Notes to Financial Statements.

                            GENERAL MOTORS ACCEPTANCE CORPORATION
                            CONSOLIDATED STATEMENT OF CASH FLOWS
Exhibit 20
Page 3 of 6
                                                              Six Months Ended
                                                                  June 30
                                                            --------------------
                                                              1995       1994
                                                            ---------  ---------
                                                          (In millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Income before cumulative effect of accounting changes ....  $   514.1  $   441.0
Depreciation .............................................    2,058.1    1,467.6
Provision for financing losses ...........................      188.3      118.9
Mortgage loans-originations and purchases ................   (3,952.8)  (6,425.8)
              -proceeds on sale ..........................    3,403.7    6,437.8
Changes in the following items
 Due to General Motors Corporation and
  affiliated companies ...................................    1,012.1      401.9
 Taxes payable and deferred ..............................      251.9      309.0
 Interest payable ........................................      239.1      107.2
 Other assets ............................................       82.2     (491.6)
 Other liabilities .......................................     (281.9)     198.2
Other ....................................................     (105.5)      22.7
                                                            ---------  ---------
Net cash provided by operating activities ................    3,409.3    2,586.9
                                                            ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Finance receivables-acquisitions .........................  (85,616.7) (80,015.6)
                   -liquidations .........................   70,504.1   71,433.0
Notes receivable from General Motors Corporation .........    1,080.5      (34.6)
Operating leases-acquisitions ............................   (6,795.0)  (6,252.2)
                -liquidations ............................    2,834.0    1,633.6
Investments in securities-acquisitions ...................   (6,938.6)  (5,633.6)
                         -liquidations ...................    6,746.4    5,542.4
Proceeds from sales of receivables-wholesale .............    7,854.6    6,191.9
                                  -retail ................    3,378.1    2,453.4
Due and deferred from receivable sales ...................       (4.9)    (712.5)
Other ....................................................      693.0      329.6
                                                            ---------  ---------
Net cash used in investing activities ....................   (6,264.5)  (5,064.6)
                                                            ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Debt with original maturities 90 days and over
     -proceeds ...........................................   29,039.1   26,293.9
     -liquidations .......................................  (25,048.9) (26,574.0)
Debt with original maturities less than 90 days
     -net change .........................................     (593.4)   1,579.3
Dividends paid ...........................................     (400.0)    (500.0)
                                                            ---------  ---------
Net cash provided by financing activities ................    2,996.8      799.2
                                                            ---------  ---------
Effect of exchange rate changes on cash and cash
 equivalents .............................................       (5.0)      (3.9)
                                                            ---------  ---------
Net increase (decrease) in cash and cash equivalents .....      136.6   (1,682.4)
Cash and cash equivalents at the beginning of the period .    1,339.5    4,028.1
                                                            ---------  ---------
Cash and cash equivalents at the end of the period .......  $ 1,476.1  $ 2,345.7
                                                            =========  =========

Certain amounts for 1994 have been reclassified to conform with 1995 classifications.

Reference should be made to the Notes to Financial Statements.

                             GENERAL MOTORS ACCEPTANCE CORPORATION
                                 NOTES TO FINANCIAL STATEMENTS
                                                                Exhibit 20
                                                                Page 4 of 6
NOTE 1.	FINANCE RECEIVABLES
The composition of finance receivables outstanding at June 30, 1995, December 31, 1994 and June 30, 1994 is summarized as follows:
                                     June 30    Dec. 31    June 30
                                      1995       1994       1994
                                    ---------  ---------  ---------
                                       (In millions of dollars)
United States
 Retail ..........................  $22,447.1  $23,486.8  $24,797.2
 Wholesale .......................   17,546.3   14,560.9   14,170.2
 Leasing and lease financing .....    1,433.3    1,613.4    1,815.1
 Term loans to dealers and others     4,297.7    3,753.6    3,680.7
                                    ---------  ---------  ---------
Total United States ..............   45,724.4   43,414.7   44,463.2
                                    ---------  ---------  ---------
Canada
 Retail ..........................      959.4    1,101.1    1,353.4
 Wholesale .......................    1,852.9    1,335.1    1,493.6
 Leasing and lease financing .....      732.4      671.4      736.5
 Term loans to dealers and others       142.3      128.0      162.9
                                    ---------  ---------  ---------
Total Canada .....................    3,687.0    3,235.6    3,746.4
                                    ---------  ---------  ---------
Europe
 Retail ..........................    5,951.0    5,340.5    5,041.0
 Wholesale .......................    4,077.6    3,413.8    2,726.6
 Leasing and lease financing .....      589.0      547.8      515.5
 Term loans to dealers and others       228.3      249.3      203.8
                                    ---------  ---------  ---------
Total Europe .....................   10,845.9    9,551.4    8,486.9
                                    ---------  ---------  ---------
Other Countries
 Retail ..........................    1,663.6    1,306.3      983.3
 Wholesale .......................      518.8      565.9      375.5
 Leasing and lease financing .....      474.5      447.5      322.9
 Term loans to dealers and others        93.8      106.9      107.2
                                    ---------  ---------  ---------
Total Other Countries.............    2,750.7    2,426.6    1,788.9
                                    ---------  ---------  ---------
Total finance receivables ........   63,008.0   58,628.3   58,485.4
                                    ---------  ---------  ---------
Deductions
 Unearned income .................    3,478.6    3,309.9    3,438.8
 Allowance for financing losses ..      740.0      693.3      764.5
                                    ---------  ---------  ---------
Total deductions .................    4,218.6    4,003.2    4,203.3
                                    ---------  ---------  ---------
Finance receivables, net .........  $58,789.4  $54,625.1  $54,282.1
                                    =========  =========  =========
                                    13
                        GENERAL MOTORS ACCEPTANCE CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (continued)

Exhibit 20
Page 5 of 6

NOTE 2.	NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE YEAR

                                     June 30    Dec. 31    June 30
                                      1995       1994       1994
                                    ---------  ---------  ---------
                                       (In millions of dollars)
Short-term notes
 Commercial paper.................  $18,840.0  $18,644.4  $16,855.6
 Master notes ....................      643.3      500.9      563.3
 Demand notes ....................    2,775.0    2,542.6    2,327.0
 Other ...........................      975.2      742.2      588.4
                                    ---------  ---------  ---------
Total principal amount ...........   23,233.5   22,430.1   20,334.3
Unamortized discount .............     (177.7)    (131.5)    (119.1)
                                    ---------  ---------  ---------
Total ............................   23,055.8   22,298.6   20,215.2
                                    ---------  ---------  ---------
Bank loans and overdrafts
 United States ...................      640.0      552.0      528.0
 Other Countries .................    5,819.5    5,271.4    4,603.1
                                    ---------  ---------  ---------
Total ............................    6,459.5    5,823.4    5,131.1
                                    ---------  ---------  ---------
Other notes, loans and debentures
 payable within one year
  United States:
   Medium-term notes .............    5,323.1    5,072.0    6,466.0
   Other (net) ...................    1,300.5    1,164.6    1,221.4
  Other countries.................      835.7      756.2      724.8
                                    ---------  ---------  ---------
Total ............................    7,459.3    6,992.8    8,412.2
                                    ---------  ---------  ---------
Total ............................  $36,974.6  $35,114.8  $33,758.5
                                    =========  =========  =========

                       GENERAL MOTORS ACCEPTANCE CORPORATION
                     NOTES TO FINANCIAL STATEMENTS (concluded)

                                                      Exhibit 20
                                                      Page 6 of 6

NOTE 3.	NOTES, LOANS AND DEBENTURES PAYABLE AFTER ONE YEAR

                 Weighted average
                 interest rates at   June 30    Dec. 31    June 30
                   June 30, 1995      1995       1994       1994
                 -----------------  ---------  ---------  ---------
                                       (In millions of dollars)
Maturity
- --------------
NOTES, LOANS
AND DEBENTURES
United States
 currency
 1995 .........           --        $    --    $    --    $ 2,529.2
 1996 .........          7.1%         4,540.0    8,588.5    7,364.8
 1997 .........          7.1%         8,045.4    6,539.7    5,639.3
 1998 .........          6.8%         4,347.4    2,048.3    1,852.1
 1999 .........          7.2%         3,569.1    3,209.1    3,080.0
 2000 .........          7.9%         2,302.6    1,443.1    1,366.7
 2001 - 2005 ..          7.6%         3,540.6    2,703.3    2,702.8
 2006 - 2010 ..          8.9%           500.0      500.0      500.0
 2011 - 2015 ..         11.0%         1,077.2    1,077.2    1,077.2
 2016 - 2049 ..          7.8%           375.0      375.0      375.0
                                    ---------  ---------  ---------
Total United
 States currency                     28,297.3   26,484.2   26,487.1
Other currencies
 1996 - 2004 ..          7.8%         6,107.3    5,844.9    4,969.0
                                    ---------  ---------  ---------
Total notes,
 loans and
 debentures ...                      34,404.6   32,329.1   31,456.1
Unamortized
 discount .....                        (778.3)    (789.5)    (803.6)
                                    ---------  ---------  ---------
Total notes,
 loans and
 debentures
 payable after
 one year .....                     $33,626.3  $31,539.6  $30,652.5
                                    =========  =========  =========