Form 10-Q
period 1995-09-30
GENERAL MOTORS ACCEPTANCE CORP
filed 1995-11-13
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                      FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     SEPTEMBER 30, 1995, OR

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


Registrant's telephone number, including area code 313-556-5000

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

     As of September 30, 1995, there were outstanding 22,000,000 shares of the issuer's common stock.

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

ITEM 1.     FINANCIAL STATEMENTS.

            1.    Consolidated Balance Sheet, September 30, 1995,
                  December 31, 1994 and September 30, 1994.

            2.    Consolidated Statement of Income and Net Income
                  Retained for Use in the Business for the Third
                  Quarter and Nine Months Ended September 30, 1995 and 1994.

            3. Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 1995 and 1994.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

OPERATIONAL HIGHLIGHTS

     GMAC's consolidated earnings for the first nine months of 1995 were improved over the respective prior year periods.
                            Period Ended September 30
                           Third Quarter     |     Nine Months
                        -------------------- | --------------------
                          1995       1994    |   1995       1994
                        ---------  --------- | ---------  ---------
(In millions of dollars)                     |
Financing Operations    $   222.2  $   211.6 | $   666.8  $   582.2
Insurance Operations         31.5       33.0 |     101.0       96.0
                        ---------  --------- | ---------  ---------
Consolidated Net Income $   253.7  $   244.6 | $   767.8  $   678.2
                        =========  ========= | =========  =========

Consolidated Return
 on Average Equity           12.2%      12.3%       12.5%      11.4%

     The 5% and 15% increases in the third quarter and the nine month net income from financing operations resulted from more favorable funding margins and increased average earning asset levels, principally wholesale receivables and operating leases.

UNITED STATES NEW PASSENGER CAR AND TRUCK DELIVERIES

     Industry deliveries of new passenger cars and trucks in the United States in the third quarter of 1995 totaled 3.8 million units, unchanged from the third quarter of 1994. Industry deliveries during the first nine months of 1995 totaled 11.5 million units, a 2% decrease from 11.7 million units for the first nine months of 1994.

     Deliveries of new General Motors (GM) vehicles in the U.S. were 1.2 million units during the third quarter of 1995, an increase of 3% from the same period last year. Deliveries during the first nine months of 1995 totaled 3.7 million units, a 4% decrease from 3.8 million units for the first nine months of 1994. GMAC financed 26% of new General Motors vehicles delivered in the U.S. during the third quarter of 1995, a three percentage point increase compared to the second quarter of 1995 and the third quarter of 1994. Penetration for the first nine months of 1995 decreased to 24% of new GM deliveries, one percentage point lower than the comparable 1994 period. The recent increase in penetration of retail delivery financing is primarily related to improved competitive conditions for GMAC.


                                          3
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCING VOLUME

During the third quarter of 1995, GMAC financing of new vehicles was 15% above the prior year quarter while volume for the nine months ended September 30, 1995 was 3% below the comparable 1994 period.
                           Period Ended September 30, 1995
                      Third Quarter       |       Nine Months
                 ------------------------ | ------------------------
                 United    Other          | United    Other
                 States  Countries  Total | States  Countries  Total
                 ------  ---------  ----- | ------  ---------  -----
(In thousands of units)                   |
Finance Contracts 221       114      335  |  626       335       961
Retail Leases     124        51      175  |  343       150       493
                  ---       ---      ---  |  ---       ---       ---
New Deliveries                            |
 Financed         345       165      510  |  969       485     1,454
                  ===       ===      ===  |  ===       ===     =====

                           Period Ended September 30, 1994
                      Third Quarter       |       Nine Months
                 ------------------------ | ------------------------
                 United    Other          | United    Other
                 States  Countries  Total | States  Countries  Total
                 ------  ---------  ----- | ------  ---------  -----
(In thousands of units)                   |
Finance Contracts 170       106      276  |    688     336     1,024
Retail Leases     124        44      168  |    338     134       472
                  ---       ---      ---  |  -----     ---     -----
New Deliveries                            |
 Financed         294       150      444  |  1,026     470     1,496
                  ===       ===      ===  |  =====     ===     =====

     GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided for 770,000 and 2,752,000 new GM vehicles in the third quarter and first nine months of 1995, compared with 782,000 and 2,747,000 new GM vehicles during the same periods in 1994. GMAC's U.S. wholesale financing represented 71.6% of all GM sales to dealers during the first nine months of 1995, a decrease from 74.8% for the comparable period a year ago.

     For the third quarter of 1995, GMAC Mortgage Group (GMACMG) loan origination, purchased mortgage servicing and correspondent loan volume totaled $7.3 billion, an increase of $4.6 billion from $2.7 billion a year ago, reflecting increases in commercial and residential loan production as well as bulk purchases of residential mortgage servicing rights. Mortgages held for resale increased as a result of the increased volume and a transfer of mortgages from
                                          4
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (continued)

mortgage loans held for investment which will be sold in the fourth quarter.

FINANCIAL CONDITION AND LIQUIDITY

     Earning assets were $87.5 billion at September 30, 1995 compared to $82.1 billion and $77.4 billion at December 31, 1994 and September 30, 1994, respectively. The higher asset levels are primarily attributable to increased operating lease assets and retail finance receivables.

     Finance receivables serviced by the Company, including sold receivables, totaled $67.6 billion at September 30, 1995, compared to $67.1 billion at December 31, 1994 and $64.1 billion at September 30, 1994.

     During the third quarter of 1995, the Company completed its second sale of wholesale receivables in the amount of $1.9 billion. Outstandings related to these receivable sales comprise the Company's wholesale finance servicing portfolio which totaled $4.3 billion at September 30, 1995 compared to $2.6 billion at December 31, 1994 and $1.9 billion at September 30, 1994.

     As of September 30, 1995, GMAC's total borrowings were $69.4 billion compared with $66.7 billion at December 31, 1994 and $61.6 billion at September 30, 1994. The Company's ratio of borrowings to equity capital was 8.4:1 at September 30, 1995, as compared to 8.4:1 at December 31, 1994 and 7.8:1 at September 30, 1994.

     GMAC maintains substantial bank lines of credit and sells finance receivables in the capital market. At September 30, 1995, GMAC maintained or had access to approximately $31.5 billion of unused credit lines with banks worldwide, an increase of $5.8 billion from December 31, 1994 and $4.5 billion from September 30, 1994. Included in the unused credit lines are a committed U.S. revolving credit facility of $10 billion and a $12.2 billion U.S. asset-backed commercial paper liquidity and receivables credit facility committed to a non-consolidated special purpose entity established to issue asset-backed commercial paper. In addition, GMAC has committed bank credit facilities to support the funding needs of the Company's Canadian and international subsidiaries totaling $5.1 billion, of which $4.1 billion is unused.

     On October 26, 1995, Standard & Poor's Corporation (S&P), raised the credit ratings of the Company and its parent, General Motors Corporation (GM) as well as certain related affiliates. The S&P rating of the Company's senior debt was upgraded from BBB+ to A-, eighth and seventh highest among ten investment grade ratings available, respectively. The A- rating is assigned to bonds considered to have a strong capacity to pay interest and repay
                                          5
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (continued)

     principal. The Company's commercial paper rating was unchanged at A-2 while the overall outlook is stable. Additional disclosures regarding credit ratings are provided on Pages 15 and 16 of the Company's Form 10-K for the year ended December 31, 1994.

     The Company and its subsidiaries utilize a variety of interest rate and currency derivative financial instruments in managing interest rate and foreign exchange exposures. GMAC is not a dealer in derivative instruments but is an end-user of such instruments in the normal course of business. By employing derivative instruments to manage the risks of a multinational finance company, GMAC is in a better position to offer attractive, competitive financing rates to its customers. The derivative instruments utilized by the Company are relatively straightforward and involve little complexity --centering on interest rate swaps, caps and options as well as currency swaps and futures. The Company does not use any of these classes of instruments for trading purposes, except for limited mortgage-related transactions entered into by its wholly-owned mortgage subsidiary. There were no significant changes in the Company's derivatives-related exposures during the first nine months of 1995.

OPERATING RESULTS

     Consolidated net pre-tax margin after interest and discount and depreciation expense for the third quarter and first nine months of 1995 increased by $152.6 million and $293.2 million over the comparable 1994 periods. The period-to-period improvements primarily reflect increased revenue from higher earning asset levels and more favorable funding margins.

     Interest and discount expense increased $181.3 million and $621.1 million for the third quarter and first nine months of 1995 over the comparable periods in 1994 due to increased funding levels and higher interest rates.

     The Company's worldwide cost of funds for the third quarter of 1995 averaged 6.99%, an increase of 36 basis points from a year ago. The worldwide cost of funds averaged 7.13% for the first nine months of 1995, an increase of 57 basis points from the comparable 1994 period. The higher funding costs are primarily attributable to a significant increase in the general level of short-term interest rates in the United States where the bank prime lending rate climbed from an average 7.50% in the third quarter 1994 to an average 8.77% in the third quarter 1995. Total borrowing costs for United States operations averaged 6.90% for the third quarter and 6.98% for the first nine months of 1995, compared with 6.41% and 6.32%, respectively, for the same 1994 periods.

                                          6
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (concluded)

     Significantly higher processing fees and investment income at GMAC Mortgage produced the majority of the 15% and 28% increases in Other Income for the third quarter and nine months ended September 30, 1995 over the comparable prior year periods.

     Net retail losses were 0.75% and 0.70% of total average serviced assets during the third quarter and first nine months of 1995, compared to 0.49% and 0.48% for the same periods last year. The higher losses are primarily attributable to an increase in used vehicle charge-off experience in the United States and have been reflected in the 1995 provision for financing losses. The effective income tax rate increased in 1995 to 40.8% from 36.0% in 1994 primarily due to increased taxes at foreign locations where tax rates exceed U.S. statutory tax rates.

     The combined mortgage servicing portfolio of GMACMG, including $18.4 billion of loans master-serviced by Residential Funding Corporation (RFC), amounted to $69.7 billion at September 30, 1995, up $11.0 billion and $11.4 billion from December 31, 1994 and September 30, 1994, respectively. The improvement primarily reflects increased commercial mortgage servicing from the January 31, 1995 acquisition of Republic Realty Mortgage Corporation (RRMC) and increased purchases of residential mortgage servicing.

     Effective November 1, 1995, Motors Insurance Corporation ceased underwriting credit life insurance coverages due to continued unfavorable industry trends for this type of product.

     In May 1995, the FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights, amending SFAS No. 65, Accounting for Certain Mortgage Banking Activities. This Statement eliminates the accounting distinction between rights to service mortgage loans that are acquired through origination activities and those acquired through purchase. The Company adopted this Standard during the second quarter of 1995 effective January 1, 1995 and capitalized its originated mortgage servicing rights, the effect of which was not material to consolidated net income.

                 ----------------------------------










                                          7
                 RATIO OF EARNINGS TO FIXED CHARGES

                          Nine Months Ended
                            September 30
                          -----------------
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

                     PART II.  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   EXHIBITS:
            20.   General Motors Acceptance Corporation and
                  Subsidiaries Consolidated Financial Statements for the Third Quarter and Nine Months Ended
                  September 30, 1995.

      (b)   REPORTS ON FORM 8-K:
            No Current Report on Form 8-K was filed during the third quarter ended September 30, 1995.























                                        8
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GENERAL MOTORS ACCEPTANCE CORPORATION
                                     -------------------------------------
                                  (Registrant)


                                         s/  John D. Finnegan
                                     -------------------------------------
Dated:      November 13, 1995         John D. Finnegan, Executive Vice
            -----------------         President and Principal Financial
                                      Officer


                                        s/  Gerald E. Gross
                                     -------------------------------------
Dated:      November 13, 1995         Gerald E. Gross, Comptroller
            -----------------         and Principal Accounting Officer

                         GENERAL MOTORS ACCEPTANCE CORPORATION
                              CONSOLIDATED BALANCE SHEET

                                                                      Exhibit 20
                                                                     Page 1 of 6

                                                               Sept. 30   Dec. 31   Sept. 30
                                                                  1995      1994      1994
                                                               --------- --------- ---------
                                                                 (In millions of dollars)

Cash and Cash Equivalents .................................... $   758.7 $ 1,339.5 $ 1,774.4
                                                               --------- --------- ---------
EARNING ASSETS
Investments in securities ....................................   4,282.2   3,891.7   3,937.1
Finance receivables, net (Note 1) ............................  55,324.3  54,625.1  51,567.5
Net investment in operating leases ...........................  21,502.7  17,809.2  16,481.8
Notes receivable from General Motors Corporation .............   1,600.0   1,080.5   1,296.4
Real estate mortgages - including mortgages held
for resale of $2,338.2, $1,244.0 and $1,505.0 ...............    2,914.6   2,164.6   2,126.9
Due and deferred from receivable sales (net) .................   1,543.1   1,564.6   1,599.6
Other ........................................................     294.2     938.9     381.4
                                                               --------- --------- ---------
Total earning assets .........................................  87,461.1  82,074.6  77,390.7
                                                               --------- --------- ---------
OTHER ASSETS
Intangible assets, at cost less amortization .................     549.0     377.4     362.7
Other nonearning assets ......................................   1,590.3   1,745.9   1,680.9
                                                               --------- --------- ---------
Total other assets ..........................................    2,139.3   2,123.3   2,043.6
                                                               --------- --------- ---------
TOTAL ASSETS ................................................  $90,359.1 $85,537.4 $81,208.7
                                                               ========= ========= =========

Notes, loans and debentures payable within one year (Note 2) . $37,563.3 $35,114.8 $30,451.5
                                                               --------- --------- ---------
ACCOUNTS PAYABLE AND OTHER LIABILITIES
General Motors Corporation and affiliated companies ..........   2,787.3   1,867.3   2,712.9
Interest .....................................................   1,500.9     957.1   1,416.0
Unpaid insurance losses and loss adjustments .................   1,552.0   1,563.6   1,581.6
Unearned insurance premiums ..................................   1,431.2   1,422.0   1,422.3
Deferred income taxes ........................................   2,222.0   1,704.5   1,436.0
United States and foreign income and other taxes payable .....      41.6      20.3     253.7
Other postretirement benefits ................................     601.5     574.5     560.6
Other ........................................................   2,499.7   2,880.0   2,356.4
                                                               --------- --------- ---------
Total accounts payable and other liabilities .................  12,636.2  10,989.3  11,739.5
                                                               --------- --------- ---------
Notes, loans and debentures payable after one year (Note 3) ..  31,856.0  31,539.6  31,173.4
                                                               --------- --------- ---------
Common stock, $100 par value (authorized 25,000,000 shares,
outstanding 22,000,000 shares) ..............................    2,200.0   2,200.0   2,200.0
Net income retained for use in the business ..................   5,796.5   5,653.7   5,537.2
Net unrealized gains on securities ...........................     244.9      52.4     107.6
Unrealized accumulated foreign currency translation adjustment      62.2     (12.4)     (0.5)
                                                               --------- --------- ---------
Total stockholder's equity ...................................   8,303.6   7,893.7   7,844.3
                                                               --------- --------- ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ................... $90,359.1 $85,537.4 $81,208.7
                                                               ========= ========= =========


Certain amounts for 1994 have been reclassified to conform with 1995 classifications.

Reference should be made to the Notes to Financial Statements.

                                          10

                         GENERAL MOTORS ACCEPTANCE CORPORATION
                         CONSOLIDATED STATEMENT OF INCOME AND
                      NET INCOME RETAINED FOR USE IN THE BUSINESS
                                                            Exhibit 20
                                                            Page 2 of 6
                                        Period Ended September 30
                                   Third Quarter          Nine Months
                                --------------------  --------------------
                                  1995       1994       1995       1994
                                ---------  ---------  ---------  ---------
                                         (In millions of dollars)
FINANCING REVENUE
Retail and lease financing .... $   857.6  $   660.7  $ 2,380.3  $ 2,167.2
Leasing .......................   1,618.9    1,300.4    4,591.2    3,486.0
Wholesale and term loans ......     483.1      390.4    1,623.1    1,166.0
                                ---------  ---------  ---------  ---------
Total financing revenue .......   2,959.6    2,351.5    8,594.6    6,819.2
Interest and discount .........  (1,222.9)  (1,041.6)  (3,718.0)  (3,096.9)
Depreciation on operating leases (1,135.6)    (861.4)  (3,176.6)  (2,315.5)
                                ---------  ---------  ---------  ---------
Net financing revenue .........     601.1      448.5    1,700.0    1,406.8
Insurance premiums earned .....     269.9      282.6      814.7      848.2
Other income ..................     490.3      426.2    1,551.7    1,215.7
                                ---------  ---------  ---------  ---------
NET FINANCING REVENUE AND OTHER   1,361.3    1,157.3    4,066.4    3,470.7

EXPENSES
Salaries and benefits .........     215.6      212.7      662.9      617.5
Other operating expenses ......     345.9      309.8      987.7      863.6
Insurance losses and loss
 adjustment expenses ..........     249.0      269.7      758.3      768.3
Provision for financing losses      118.9       (8.5)     307.2      110.4
Amortization of intangible
 assets .......................      21.0        6.8       54.0       39.6
                                ---------  ---------  ---------  ---------
Total expenses ................     950.4      790.5    2,770.1    2,399.4
                                ---------  ---------  ---------  ---------
Income before income taxes ....     410.9      366.8    1,296.3    1,071.3
United States, foreign and
 other income taxes ...........     157.2      122.2      528.5      385.7
                                ---------  ---------  ---------  ---------
Income before cumulative effect
 of accounting change .........     253.7      244.6      767.8      685.6
Cumulative effect of accounting
 change .......................      --         --         --         (7.4)
                                ---------  ---------  ---------  ---------
NET INCOME ....................     253.7      244.6      767.8      678.2
Net income retained for use in
 the business at beginning of
 the period ...................   5,767.8    5,542.6    5,653.7    5,609.0
                                ---------  ---------  ---------  ---------
Total .........................   6,021.5    5,787.2    6,421.5    6,287.2
Cash dividends ................     225.0      250.0      625.0      750.0
                                ---------  ---------  ---------  ---------
NET INCOME RETAINED FOR USE IN THE
 BUSINESS AT END OF THE PERIOD  $ 5,796.5  $ 5,537.2  $ 5,796.5  $ 5,537.2
                                =========  =========  =========  =========
Reference should be made to the Notes to Financial Statements.

                                          11
                         GENERAL MOTORS ACCEPTANCE CORPORATION
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                      Exhibit 20
                                                                     Page 3 of 6

                                                               Nine Months Ended
                                                                September 30
                                                            --------------------
                                                              1995       1994
                                                            ---------  ---------
                                                        (In millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Income before cumulative effect of accounting changes ....  $   767.8  $   685.6
Depreciation .............................................    3,202.6    2,338.2
Provision for financing losses ...........................      307.2      110.4
Mortgage loans-originations and purchases ................   (7,575.9)  (8,168.7)
              -proceeds on sale ..........................    6,481.7    8,396.0
Changes in the following items:
 Due to General Motors Corporation and
  affiliated companies ...................................      863.6      192.8
 Taxes payable and deferred ..............................      625.6      469.6
 Interest payable ........................................      537.2      401.3
 Other assets ............................................      123.0     (466.6)
 Other liabilities .......................................     (216.0)     372.5
Other ....................................................     (214.6)      58.3
                                                            ---------  ---------
Net cash provided by operating activities ................    4,902.2    4,389.4
                                                            ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Finance receivables-acquisitions ......................... (121,008.7)(114,308.9)
                   -liquidations .........................  101,821.6  103,828.6
Notes receivable from General Motors Corporation .........     (519.5)      59.1
Operating leases-acquisitions ............................  (10,535.5)  (9,742.2)
                -liquidations ............................    3,943.9    2,544.4
Investments in securities-acquisitions ...................   (9,828.6)  (9,802.4)
                         -liquidations ...................    9,529.3    9,563.6
Net increase in short-term investments ...................       --          6.2
Proceeds from sales of receivables-wholesale .............   13,396.4    8,786.3
                                  -retail ................    5,264.3    4,747.0
Due and deferred from receivable sales ...................       60.2      282.7
Other ....................................................      818.9     (112.9)
                                                            ---------  ---------
Net cash used in investing activities ....................   (7,057.7)  (4,148.5)
                                                            ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES Debt with original maturities 90 days and over
     -proceeds ...........................................   35,755.2   37,041.4
     -liquidations .......................................  (36,366.6) (37,053.0)
Debt with original maturities less than 90 days
     -net change .........................................    2,808.4   (1,764.5)
Dividends paid ...........................................     (625.0)    (750.0)
Proceeds from issuance of stock ..........................       --         35.0
                                                            ---------  ---------
Net cash provided by (used in) financing activities ......    1,572.0   (2,491.1)
                                                            ---------  ---------
Effect of exchange rate changes on cash and cash
 equivalents .............................................        2.7       (3.5)
                                                            ---------  ---------
Net decrease in cash and cash equivalents ................     (580.8)  (2,253.7)
Cash and cash equivalents at the beginning of the period .    1,339.5    4,028.1
                                                            ---------  ---------
Cash and cash equivalents at the end of the period .......  $   758.7  $ 1,774.4
                                                            =========  =========
Certain amounts for 1994 have been reclassified to conform with 1995 classifications. Reference should be made to the Notes to Financial Statements.

                                          12
                         GENERAL MOTORS ACCEPTANCE CORPORATION
                             NOTES TO FINANCIAL STATEMENTS
                                                       Exhibit 20
                                                       Page 4 of 6
NOTE 1.     FINANCE RECEIVABLES
     The composition of finance receivables outstanding at September 30, 1995, December 31, 1994 and September 30, 1994 is summarized as follows:
                                    Sept. 30    Dec. 31   Sept. 30
                                      1995       1994       1994
                                    ---------  ---------  ---------
                                       (In millions of dollars)
United States
 Retail ..........................  $25,362.9  $23,486.8  $23,632.1
 Wholesale .......................   13,258.1   14,560.9   12,382.6
 Leasing and lease financing .....    1,350.1    1,613.4    1,660.1
 Term loans to dealers and others     3,992.0    3,753.6    3,523.0
                                    ---------  ---------  ---------
Total United States ..............   43,963.1   43,414.7   41,197.8
                                    ---------  ---------  ---------
Canada
 Retail ..........................      888.2    1,101.1    1,269.8
 Wholesale .......................    1,520.9    1,335.1    1,373.8
 Leasing and lease financing .....      759.5      671.4      754.4
 Term loans to dealers and others       154.9      128.0      122.8
                                    ---------  ---------  ---------
Total Canada .....................    3,323.5    3,235.6    3,520.8
                                    ---------  ---------  ---------
Europe
 Retail ..........................    6,044.6    5,340.5    5,328.3
 Wholesale .......................    3,042.3    3,413.8    2,744.2
 Leasing and lease financing .....      516.2      547.8      565.5
 Term loans to dealers and others       231.4      249.3      228.2
                                    ---------  ---------  ---------
Total Europe .....................    9,834.5    9,551.4    8,866.2
                                    ---------  ---------  ---------
Other Countries
 Retail ..........................    1,834.5    1,306.3    1,104.2
 Wholesale .......................      482.2      565.9      502.4
 Leasing and lease financing .....      420.5      447.5      361.4
 Term loans to dealers and others       115.8      106.9       93.1
                                    ---------  ---------  ---------
Total Other Countries.............    2,853.0    2,426.6    2,061.1
                                    ---------  ---------  ---------
Total finance receivables ........   59,974.1   58,628.3   55,645.9
                                    ---------  ---------  ---------
Deductions
 Unearned income .................    3,862.9    3,309.9    3,368.2
 Allowance for financing losses ..      786.9      693.3      710.2
                                    ---------  ---------  ---------
Total deductions .................    4,649.8    4,003.2    4,078.4
                                    ---------  ---------  ---------
Finance receivables, net .........  $55,324.3  $54,625.1  $51,567.5
                                    =========  =========  =========
                                          13
                         GENERAL MOTORS ACCEPTANCE CORPORATION
                       NOTES TO FINANCIAL STATEMENTS (continued)

Exhibit 20
Page 5 of 6

NOTE 2.     NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE YEAR

                                    Sept. 30    Dec. 31   Sept. 30
                                      1995       1994       1994
                                    ---------  ---------  ---------
                                       (In millions of dollars)
Short-term notes
 Commercial paper.................  $18,142.5  $18,644.4  $13,920.0
 Master notes ....................      455.4      500.9      547.3
 Demand notes ....................    2,931.6    2,542.6    2,490.0
 Other ...........................    1,242.7      742.2      766.8
                                    ---------  ---------  ---------
Total principal amount ...........   22,772.2   22,430.1   17,724.1
Unamortized discount .............     (104.4)    (131.5)    (117.2)
                                    ---------  ---------  ---------
Total ............................   22,667.8   22,298.6   17,606.9
                                    ---------  ---------  ---------
Bank loans and overdrafts
 United States ...................      690.0      552.0      563.0
 Other Countries .................    5,308.0    5,271.4    4,233.6
                                    ---------  ---------  ---------
Total ............................    5,998.0    5,823.4    4,796.6
                                    ---------  ---------  ---------
Other notes, loans and debentures
 payable within one year
  United States:
   Medium-term notes .............    6,105.0    5,072.0    5,819.4
   Other (net) ...................    2,034.4    1,164.6    1,515.1
  Other countries.................      758.1      756.2      713.5
                                    ---------  ---------  ---------
Total ............................    8,897.5    6,992.8    8,048.0
                                    ---------  ---------  ---------
Total payable within one year ....  $37,563.3  $35,114.8  $30,451.5
                                    =========  =========  =========

                         GENERAL MOTORS ACCEPTANCE CORPORATION
                       NOTES TO FINANCIAL STATEMENTS (concluded)

                                                      Exhibit 20
                                                      Page 6 of 6

NOTE 3.     NOTES, LOANS AND DEBENTURES PAYABLE AFTER ONE YEAR

                Weighted average
                interest rates at   Sept. 30    Dec. 31   Sept. 30
                September 30, 1995    1995       1994       1994
                ------------------  ---------  ---------  ---------
                                       (In millions of dollars)
Maturity
--------------
NOTES, LOANS
AND DEBENTURES
United States
 currency
 1995 .........           --        $    --    $    --    $ 1,286.3
 1996 .........          6.6%         2,006.6    8,588.5    8,070.7
 1997 .........          7.0%         8,215.8    6,539.7    5,836.8
 1998 .........          6.7%         4,850.1    2,048.3    2,020.4
 1999 .........          7.2%         3,579.6    3,209.1    3,182.4
 2000 .........          7.8%         2,403.0    1,443.1    1,671.2
 2001 - 2005 ..          7.6%         3,666.0    2,703.3    2,449.1
 2006 - 2010 ..          8.9%           500.0      500.0      500.0
 2011 - 2015 ..         11.0%         1,077.2    1,077.2    1,077.2
 2016 - 2049 ..          7.8%           375.0      375.0      375.0
                                    ---------  ---------  ---------
Total United
 States currency                     26,673.3   26,484.2   26,469.1
Other currencies
 1996 - 2004 ..          7.9%         5,951.6    5,844.9    5,500.7
                                    ---------  ---------  ---------
Total notes,
 loans and
 debentures ...                      32,624.9   32,329.1   31,969.8
Unamortized
 discount .....                        (768.9)    (789.5)    (796.4)
                                    ---------  ---------  ---------
Total notes,
 loans and
 debentures
 payable after
 one year .....                     $31,856.0  $31,539.6  $31,173.4
                                    =========  =========  =========