Form 10-K405
period 1995-12-31
GENERAL MOTORS ACCEPTANCE CORP
filed 1996-03-15
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
X ANNUAL REPORT  PURSUANT TO SECTION 13 OF THE  SECURITIES  EXCHANGE ACT OF 1934
  FOR THE YEAR ENDED DECEMBER 31, 1995, --- OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
  1934 FOR THE TRANSITION PERIOD FROM            TO

                                               Commission file number 1-3754

                      GENERAL MOTORS ACCEPTANCE CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                        38-0572512
-------------------------------                          ------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)

767 Fifth Avenue, New York, New York                        10153
3044 WEST GRAND BOULEVARD, DETROIT, MICHIGAN                48202
--------------------------------------------                -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code      313-556-5000
                                                        ------------

The registrant meets the conditions set forth in General Instruction J(1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
TITLE OF EACH CLASS                                      WHICH REGISTERED
-------------------                                  ------------------------
                                        --
 8 3/8% Notes due May 1, 1997             |
 6.00 % Debentures due April 1, 2011      |
10.00 % Deferred Interest Debentures      >         New York
         due December 1, 2012             |      Stock Exchange
10.30 % Deferred Interest Debentures      |
         due June 15, 2015                |
 8 1/4% Debentures due April 1, 2016    __|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

As of December 31, 1995, there were outstanding 22,000,000 shares of the issuer's common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
================================================================================

                                    CONTENTS

                                                           PAGE NO.
                                     PART I
     Item 1.  Business ....................................

     Item 2.  Properties ..................................

     Item 3.  Legal Proceedings ...........................

                                     PART II

     Item 5.  Market for Registrant's Common Equity
              and Related Stockholder Matters .............

     Item 6.  Selected Financial Data .....................

     Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations

     Item 8.  Financial Statements and Supplementary Data .

                   Management's Responsibilities for
                   Consolidated Financial Statements ......

                   Independent Auditors' Report ...........

                   Consolidated Balance Sheet .............

                   Consolidated Statement of Income and Net
                   Income Retained for Use in the Business

                   Consolidated Statement of Cash Flows ...

                   Notes to Financial Statements ..........

                   Supplementary Financial Data ...........

                                     PART IV

     Item 14. Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K .....................

              Signatures ..................................

              Exhibit Index ...............................

              Ratio of Earnings ...........................

              Independent Auditors' Consent ...............

                                     PART I

ITEM 1.  BUSINESS

General Motors Acceptance Corporation (the "Company" or "GMAC"), a wholly-owned subsidiary of General Motors Corporation ("General Motors" or "GM"), was incorporated in 1919 under the New York Banking Law relating to investment companies.

In conducting its primary form of business, GMAC and its affiliated companies offer a wide variety of automotive financial services to and through franchised General Motors dealers in many countries throughout the world. GMAC also offers financial services to other automobile dealerships and to the customers of those dealerships. GMAC also provides commercial financing for real estate, equipment and capital loans to automobile dealerships, GM suppliers and customers of GM affiliates. GMAC's other financial services include insurance and mortgage banking. The Company had 17,252 and 17,246 employees worldwide, as of December 31, 1995 and 1994, respectively.

The Company operates directly and through its subsidiaries and through affiliates (including joint ventures outside the U.S.) in which the Company or GM has equity investments. In its principal markets, GMAC offers automotive financing and other services as described below. The Company operates its automotive financing services outside of the U.S. and Canada in a similar manner, although subject to local laws or other circumstances that may modify such procedures. The Company's policies and internal accounting controls are designed to ensure compliance with applicable laws and regulations.

The automotive financing industry is highly competitive. The Company's principal competitors for retail financing and leasing are affiliated finance subsidiaries of other major manufacturers as well as a large number of banks, commercial finance companies, savings and loan associations and credit unions. Wholesale and lease financing competitors are primarily comprised of other manufacturers' affiliated finance companies, independent commercial finance companies and banks. Neither the Company nor any of its competitors is considered to be a dominant force in the industry when analyzed individually. The Company's ability to offer competitive financing rates, the primary basis of competition, is directly affected by its access to capital markets. The Company applies a strategy of constantly reviewing funding alternatives to foster continued success. The quality of service provided to automotive dealerships and their customers contributes to the Company's competitive advantages.

In the U.S. automotive business, seasonal retail sales fluctuations cause production levels to vary from month to month. In addition, the changeover period related to the annual new model introduction traditionally occurs in the third quarter of each year, causing an unfavorable impact on the operating results of automobile manufacturers. These factors produce minor fluctuations in financing volume with the second quarter of each year generally experiencing the strongest activity. However, seasonal variations in vehicle deliveries do not have a material impact on the Company's interim results; quarterly financing revenue remains relatively consistent throughout the year, primarily attributable to the use of the interest method for recognition of income from retail and lease financing transactions as well as consistent dealer inventory levels.

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

Outside the U.S. and Canada, GMAC conducts its retail automotive financing business under various trade names primarily depending upon General Motors activity in the country while also considering local customs and requirements. Retail automotive financing is provided in a similar manner to the U.S., but in some cases GMAC enters into an instalment obligation directly with the customer.

Retail obligations are generally secured by lien notation on vehicle titles and/or other forms of security interest in the products financed. After satisfying local requirements, GMAC can generally repossess the product if the instalment buyer fails to meet the obligations of the contract. The interests of both GMAC and the retail buyer are usually protected by automobile physical damage insurance.

WHOLESALE FINANCING

Using GMAC's wholesale financing, qualifying dealers can finance new and used vehicles held in inventory pending sale or lease to retail or fleet buyers. When a dealer uses GMAC's Wholesale Finance Plan to acquire vehicles from a manufacturer or other vehicle sources, GMAC is ordinarily granted a security interest in those vehicles. GMAC can generally repossess the product if the dealer does not pay the amount advanced or fails to comply with other conditions specified in the security agreement.

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

OPERATING LEASES:
GMAC's most successful leasing program, called SmartLease in the U.S. and Canada, is a plan in which dealers originate the leases and offer them for purchase by GMAC. As GMAC assumes ownership of the vehicle, these leases are accounted for as operating leases with the capitalized cost of the vehicle recorded as a depreciable asset (net investment in operating leases). Dealers are not responsible for the customer's performance during the lease period nor for the value of the vehicle at the time of lease maturity. The SmartLease program encourages shorter customer trading cycles. Similar operating lease programs are offered in Germany and eleven other countries. On occasion, General Motors Corporation may elect to sponsor retail leasing programs by supporting special lease rates and/or guaranteeing residual values in excess of published residual guide books used by GMAC.

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

LEASE FINANCING:
Dealers, their affiliates and other companies also may obtain GMAC financing to buy vehicles that they lease or rent to others. These leases, sometimes referred to as fleet leases, are categorized as finance receivables. GMAC generally has a security interest in these products and in the rental payments. However, competitive factors occasionally result in a limited security interest in this collateral. More than half of GMAC's fleet financing receivables are covered by General Motors programs which provide a limited payment guarantee to participating financing institutions as consideration for extending credit to a fleet customer. Under this program, General Motors will reimburse the financing institution, subject to certain limitations, for losses on the sale of vehicles which are repossessed and returned to the selling dealer.

INSURANCE

Motors Insurance Corporation and its subsidiaries ("MIC") conduct insurance operations in the United States, Canada and Europe. MIC insures and reinsures selected personal, mechanical, commercial and credit insurance coverages.

ITEM 1.  BUSINESS (CONCLUDED)

Personal lines coverages, which include automobile, homeowners and umbrella liability insurance, are offered primarily on a direct response basis. MIC insures mechanical coverage for new and used vehicles sold by GM dealers and others. Commercial lines include insurance for dealer vehicle inventories as well as other dealer property and casualty coverages. MIC also provides collateral protection coverage to GMAC on vehicles securing GMAC retail instalment contracts. Additionally, MIC is a reinsurer of diverse property and casualty risks, primarily in the U.S. market. Due to continued unfavorable industry trends for credit life and disability products, MIC ceased underwriting such coverages effective November 1, 1995.

MORTGAGE BANKING

GMAC Mortgage Corporation ("GMACMC") and its subsidiaries, collectively the GMAC Mortgage Group ("GMACMG"), conduct mortgage banking operations in the United States. GMACMG originates and markets single-family and commercial mortgage loans to investors and services these loans on behalf of investors. GMACMG also offers other consumer products including home equity loans, insurance services and title and trustee services.

GMACMC, through its wholly-owned subsidiary, Residential Funding Corporation ("RFC"), is engaged in the residential wholesale mortgage conduit business. RFC purchases non-conforming, single-family residential mortgages from mortgage lenders throughout the United States, securitizes such mortgages into AA or AAA rated mortgage pass-through certificates, sells the certificates to investors and performs master servicing of these securities on behalf of investors. In addition, RFC also provides warehouse lending facilities to certain mortgage banking customers secured by mortgage collateral as well as long-term secured lines of credit to construction lending project managers.

SERVICING

GMAC services the retail instalment and wholesale obligations which have been sold to third parties through its asset-backed securities program.

FINANCIAL INFORMATION

Financial information regarding industry segments and operations by geographic area is set forth in Note 17 of the Notes to Financial Statements.

ITEM 2.  PROPERTIES

The Company and its subsidiaries have 366 financial service offices, 21 insurance offices and 135 mortgage offices. Of the number of financial service offices, 284 are in the United States and the Commonwealth of Puerto Rico, 28 in Canada and 54 in other countries. There are 13 insurance offices in the United States, three in Canada and five in Europe. Mortgage offices are all located in the United States. All premises are generally occupied under lease. Automobiles, office equipment and real estate properties owned and in use by the Company are not significant in relation to the total assets of the Company.

ITEM 3.  LEGAL PROCEEDINGS

There are various claims and actions pending against the Company and its subsidiaries with respect to commercial and consumer financing activities, taxes and other matters arising out of the conduct of the business. Certain of these actions are or purport to be class actions, seeking damages in very large amounts. The probability of adverse verdicts from individual claims and actions is determined by a periodic review conducted by management and the Company's General Counsel which involves soliciting input from staff attorneys as well as outside counsel. Based on these reviews and examinations, the amounts of liability on these claims and actions at December 31, 1995, were not determinable but, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on the Company's consolidated financial position or results of operations.






                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is a wholly-owned subsidiary of General Motors Corporation and, accordingly, all shares of the Company's common stock are owned by General Motors Corporation. There is no market for the Company's common stock.

The Company paid cash dividends to General Motors Corporation of $950 million in 1995, $875 million in 1994 and $1,250 million in 1993.


ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS

                               1995        1994        1993        1992         1991
                            ---------   ----------  ----------  -----------  -------
INCOME AND NET INCOME                         (in millions of dollars)
RETAINED FOR USE
IN THE BUSINESS

Gross revenue and
 other income ............  $ 14,863.2  $ 12,145.0  $ 12,483.5  $ 13,739.3  $ 14,503.1
                            ----------  ----------  ----------  ----------  ----------

Interest and discount ....     4,936.3     4,230.9     4,721.2     5,828.6     6,844.7
Depreciation on
 operating leases ........     4,304.8     3,233.8     2,702.0     2,429.6     1,902.4
Operating expenses .......     2,307.5     1,986.8     1,949.0     1,900.1     1,907.1
Insurance losses and loss
 adjustment expenses .....       998.3     1,030.9     1,096.6       987.9     1,061.6
Provision for
 financing losses ........       448.8       177.3       300.8       371.0     1,047.9
Amortization of
 intangible assets .......        84.3        45.5       141.1       121.1        91.2
                            ----------  ----------  ----------  ----------  ----------
   Total expenses ........    13,080.0    10,705.2    10,910.7    11,638.3    12,854.9
                            ----------  ----------  ----------  ----------  ----------

Income before income taxes     1,783.2     1,439.8     1,572.8     2,101.0     1,648.2
United States, foreign
 and other income taxes ..       752.2       512.7       591.7       882.3       610.0
                            ----------  ----------  ----------  ----------  ----------
Income before cumulative
 effect of accounting change   1,031.0       927.1       981.1     1,218.7     1,038.2
Cumulative effect of
 accounting change  ......       --           (7.4)      --         (282.6)      331.5
                            ----------  ----------  ----------  ----------  ----------
Net income ...............     1,031.0       919.7       981.1       936.1     1,369.7
Cash dividends ...........       950.0       875.0     1,250.0     1,100.0       850.0
                            ----------  ----------  ----------  ----------  ----------
Net income retained
 in the year .............  $     81.0  $     44.7  $   (268.9) $   (163.9) $    519.7
                            ==========  ==========  ==========  ==========  ==========

ASSETS
Cash and cash equivalents   $  1,448.6  $  1,339.5  $  4,028.1  $  3,871.1  $  2,412.5
Earning assets ...........    90,469.3    82,074.6    74,783.8    87,198.7    98,614.3
Other assets .............     2,655.1     2,123.3     1,938.9     1,738.4     1,607.7
                            ----------  ----------  ----------  ----------  ----------
   Total .................  $ 94,573.0  $ 85,537.4  $ 80,750.8  $ 92,808.2  $102,634.5
                            ==========  ==========  ==========  ==========  ==========

NOTES, LOANS AND DEBENTURES
Payable within one year ..  $ 43,871.8  $ 35,114.8  $ 35,084.4  $ 41,364.4  $ 51,018.6
Payable after one year ...    31,050.6    31,539.6    27,688.8    33,174.2    34,480.9
                            ----------  ----------  ----------  ----------  ----------
   Total .................  $ 74,922.4  $ 66,654.4  $ 62,773.2  $ 74,538.6  $ 85,499.5
                            ==========  ==========  ==========  ==========  ==========


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the ninth time in the Company's history, consolidated net income for the Company and its subsidiaries surpassed the $1 billion mark. The following table summarizes the earnings of GMAC's financing and insurance businesses on a reported and comparable year-to-year basis:

                                         Income    Cumulative
                                         Before    Effect of
                                       Accounting  Accounting     Net
                                        CHANGES     CHANGES*     INCOME
                                       ----------  ----------  ----------
                                      (in millions of dollars, after tax)
                1995
                ----
     Financing Operations              $    868.4  $     --    $    868.4
     Insurance Operations**                 162.6        --         162.6
                                       ----------  ----------  ----------
                Total                  $  1,031.0  $     --    $  1,031.0
                                       ==========  ==========  ==========

                1994
                ----
     Financing Operations              $    809.0  $     (6.8) $    802.2
     Insurance Operations**                 118.1        (0.6)      117.5
                                       ----------  ----------  ----------
                Total                  $    927.1  $     (7.4) $    919.7
                                       ==========  ==========  ==========

                1993
                ----
     Financing Operations              $    790.6  $     --    $    790.6
     Insurance Operations**                 190.5        --         190.5
                                       ----------  ----------  ----------
                Total                  $    981.1  $     --    $    981.1
                                       ==========  ==========  ==========

* Statement of Financial Accounting Standard (SFAS) No. 112 was adopted in 1994 ** Motors Insurance Corporation

On a consolidated basis, GMAC's return on average equity capital was 12.5% in 1995, compared to 11.6% in 1994, and 11.9% in 1993. Total cash dividends paid to General Motors Corporation in 1995 were $950 million, compared with $875 million in 1994 and $1,250 million in 1993.

In 1995, net income from financing operations, including GMAC Mortgage Group (GMACMG) results, increased $66.2 million and $77.8 million compared to 1994 and 1993, respectively, primarily as a result of more favorable financing margins and higher average earning asset levels, principally finance receivables and operating leases, partially offset by increases in provisions for financing losses and other operating costs.

The 1995 net income from insurance operations was 38% above 1994 performance principally due to improved underwriting results and higher realized capital gains. In comparison to both 1995 and 1994 net income, the more favorable 1993 earnings were predominately driven by a higher level of realized capital gains.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

UNITED STATES NEW PASSENGER CAR AND TRUCK DELIVERIES

New vehicle deliveries in the U.S. were slightly below 1994 levels, but above 1993 activity. GMAC's restructured U.S. field operations maintained steady penetration of retail delivery financing amid continued competitive pressures from other providers of vehicle financing; with 1995 market share improved over 1994.

                                                      Year Ended December 31
                                                      1995     1994     1993
                                                      ----     ----     ----
                                                      (in millions of units)
     Industry.......................................  15.1     15.4     14.2
     General Motors.................................   4.9      5.0      4.7

     New GM Vehicle Deliveries Financed by GMAC
       Retail (Instalment Sale Contracts and
        Operating Leases)..........................   26.4%     26.2%   27.8%
       Fleet Transactions (Lease Financing)........   11.5%     17.7%   27.7%
     Total.........................................   23.6%     24.5%   27.7%

FINANCING VOLUME

The number of new vehicle deliveries financed during the three years ended December 31, 1995 are summarized below:

                                                       1995     1994     1993
                                                       ----     ----     ----
                                                       (in thousands of units)
     UNITED STATES
       Retail Instalment Sale Contracts                 672      679      863
       Operating Leases ...........................     445      448      205
       Leasing ....................................     133      196      303
                                                      -----    -----    -----
     New Deliveries Financed ......................   1,250    1,323    1,371
                                                      =====    =====    =====

     OTHER COUNTRIES
       Retail Instalment Sale Contracts                 361      366      326
       Operating Leases ...........................     199      179      141
       Leasing ....................................      68       68       60
                                                      -----    -----    -----
     New Deliveries Financed ......................     628      613      527
                                                      =====    =====    =====

     WORLDWIDE
       Retail Instalment Sale Contracts               1,033    1,045    1,189
       Operating Leases ...........................     644      627      346
       Leasing ....................................     201      264      363
                                                      -----    -----    -----
     New Deliveries Financed ......................   1,878    1,936    1,898
                                                      =====    =====    =====



The financing of new vehicles delivered has declined slightly since 1993 primarily as a result of less U.S. fleet sales by GM, partially offset by continued growth in International markets.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The average new passenger car retail finance contract purchased by GMAC in the United States during 1995 was $19,600 compared to $17,800 in 1994 and $16,400 in 1993. The average term for new car contracts was 56 months in 1995, compared to 55 months in 1994 and 54 months in 1993, while the average monthly payment on new passenger car contracts increased to $350, compared to $325 in 1994 and $302 in 1993.

GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided for
3.7 million, 3.8 million and 3.6 million new GM vehicles, representing 72.0%, 75.6% and 76.8% of all GM sales to dealers during 1995, 1994 and 1993, respectively.

ASSETS

At the end of 1995, the Company owned assets and serviced automotive receivables for others which totaled $105.5 billion, an increase of $8.0 billion over year-end 1994. Total consolidated assets of the Company at December 31, 1995 were $94.6 billion, $9.0 billion above the previous year. Consolidated earning assets, which comprised $90.5 billion of the total consolidated assets, increased $8.4 billion from 1994 year-end levels. The year-to-year increase can be primarily attributed to growth in the finance receivables (primarily retail) and operating lease asset portfolios.

At December 31, 1995, the value of the Company's consolidated investment securities portfolio (principally held by MIC) was $4,328.2 million, an increase of $436.5 million over 1994 year-end largely due to improved market conditions for investments in general.

Consolidated worldwide retail finance receivables, net of unearned income, amounted to $31.8 billion at December 31, 1995, a $3.8 billion increase from the prior year-end primarily resulting from a combination of higher contract amounts for new vehicles financed in the U.S. and stabilized liquidations. As described in Note 3 in the Notes to Financial Statements, the Company continues to utilize an asset securitization program as an alternative funding source and has sold retail receivables, which it continues to service for a fee, with outstanding principal balances (including retained subordinated interests) amounting to $6.6 billion at year-end 1995, down $3.3 billion from $9.9 billion at year-end 1994. The decline in this portfolio primarily reflects amortization of pools sold in prior years.

Wholesale receivables financed by GMAC, primarily dealer vehicle inventories, totaled $21.2 billion at year-end 1995, up $1.3 billion from year-end 1994. In addition, the Company has sold wholesale receivables, which it continues to service for a fee, with outstanding principal balances (including retained subordinated interests) totaling $4.7 billion and $2.6 billion at December 31, 1995 and 1994, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Consolidated worldwide capital leasing and lease financing receivables, net of unearned income, at December 31, 1995 were $2,914.9 million, down $271.7 million from December 31, 1994. This reduction is primarily reflective of General Motors' reduction in fleet sales and the resultant decrease in GMAC fleet financing transactions.

Operating lease assets, net of depreciation, acquired principally under the GMAC SmartLease program, totaled $22.1 billion at year-end 1995, an increase of $4.3 billion when compared to year-end 1994. The increase primarily reflects a continued trend of new lease volume exceeding maturities and terminations.

The real estate mortgage inventory held for sale amounted to $1,486.8 million at December 31, 1995, $242.8 million above the prior year-end level principally due to growth in the commercial mortgage operations as well as lending receivables for warehouse and construction lines. The portfolio of GMACMG's other real estate totaled $1,416.9 million at December 31, 1995, $496.3 million above the prior year level. The increase was primarily the net effect of additions to the portfolio as a result of increased warehouse advances, growth in operations and an aggressive loss mitigation effort, offset by transferring $434.0 million of loans originated for investment to the held for sale category (of which $393.3 million was sold during 1995).

The Company's due and deferred from receivable sales (net) decreased $193.2 million to $1,371.4 million at year-end 1995 compared to $1,564.6 million at December 31, 1994, with the decrease primarily attributable to the normal amortization of net assets on existing sales of receivables. (See Note 3.) Other earning assets totaled $400.7 million at December 31, 1995, $538.2 million lower than the prior year-end, with the entire decrease resulting from a lower inventory of vehicles acquired from fleet and rental customers of General Motors.

Intangible assets included in other assets totaled $637.1 million at the end of 1995, compared with $377.4 million at the prior year-end. Mortgage operations contributed to most of the 1995 increase, represented by mortgage servicing rights (both purchased and originated) as well as capitalized goodwill and acquisition intangibles. Other nonearning assets, essentially comprised of insurance premium receivables, excess mortgage servicing fees, foreclosed mortgages or mortgages otherwise classified as nonearning, and repossessed vehicles, increased $272.1 million to $2,018.0 million at December 31, 1995, compared to $1,745.9 million at year-end 1994.

LIQUIDITY

The Company's liquidity, as well as its ability to profit from ongoing acquisition activity, is in large part dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. In this regard, GMAC regularly accesses the short-term, medium-term, and long-term debt markets, principally through commercial paper, medium-term notes and underwritten transactions.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of December 31, 1995, GMAC's total borrowings were $74.9 billion compared with $66.7 billion at December 31, 1994. Approximately 78.1% represented funding for operations in the United States, with the remaining 21.9% of borrowings for operations in Germany (6.4%), Canada (6.0%), and other countries (9.5%). Total short-term notes outstanding at December 31, 1995, amounted to $26.3 billion compared with $22.3 billion at December 31, 1994. The 1995 year-end ratio of total borrowings to equity capital was 9.1:1 compared to 8.4:1 for year-end 1994.

Intermediate and long-term funding is provided through the issuance of underwritten debt and medium-term notes, which are offered by prospectus worldwide on a continuous basis. GMAC sells medium-term notes worldwide through dealer agents in book-entry form for any maturity ranging from nine months to thirty years. Sales of medium-term notes for U.S. operations totaled $7.0 billion in 1995 compared to $8.3 billion in 1994. Outstanding medium-term notes for U.S. operations totaled $22.6 billion at December 31, 1995, an increase of $1.9 billion from the prior-year period. In the U.S., underwritten debt issues totaling $1.4 billion were completed during 1995, compared with $0.7 billion in 1994, as a result of lower interest rates and improved credit ratings. Underwritten debt issues outstanding in the U.S. at December 31, 1995 totaled $11.9 billion, an increase of $0.8 billion from year-end 1994.

GMAC maintains substantial bank lines of credit and sells finance receivables in the capital markets. At December 31, 1995, GMAC maintained or had access to $30.4 billion of unused credit lines with banks worldwide, an increase of $4.7 billion from year-end 1994. Included in the unused credit lines are a committed U.S. revolving credit facility of $10 billion which serves primarily as back-up for GMAC's unsecured commercial paper program and a $12.2 billion U.S. asset-backed commercial paper liquidity and receivables credit facility for New Center Asset Trust (NCAT), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

Outside the United States, funding needs are met primarily by a combination of short- and medium-term loans from banks and other financial institutions. In addition, the Company also issues commercial paper and medium-term and long-term debt, where cost-effective, to fund certain non-U.S. operations.

Credit facilities supporting operations of the Company's Canadian and international subsidiaries totaled $16.6 billion at December 31, 1995 of which $8.0 billion was unused. As of December 31, 1995, the committed and uncommitted portion of such credit facilities totaled $5.0 billion and $11.6 billion, respectively.

As discussed in Note 3 in the Notes to the Financial Statements, the Company has sold finance receivables through special purpose bankruptcy-remote subsidiaries. Net proceeds from these sales totaled $5.5 billion and $6.1 billion during 1995 and 1994, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The scope of GMAC's capability to tap the capital markets for unsecured debt is linked to both its term debt and commercial paper ratings. This is particularly true with respect to the Company's commercial paper ratings. These ratings are intended to provide guidance to investors in determining the credit risk associated with particular securities based on current information obtained by the rating organizations from the Company or other sources that such organizations consider to be reliable. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. A security rating is not a recommendation to buy, sell, or hold securities and is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Substantially all of the Company's short-term, medium-term, and long-term debt has been rated by four nationally recognized statistical rating organizations. As of March 11, 1996, all of the latest ratings assigned were within the investment grade category.

                                        Senior                    Commercial
RATING AGENCY                            DEBT                       PAPER

Duff & Phelps Credit Rating Co.           A-                         D-1
Fitch Investors Service, Inc.             A-                         F-1
Moody's Investors Service, Inc.           A3                       Prime-1
Standard & Poor's Corporation             A-                         A-2

Duff & Phelps Credit Rating Co. (D&P), has assigned a rating of A- to the senior debt of the Company, the seventh highest among ten investment grade ratings available, indicating adequate likelihood of timely payment of principal and interest. The Company's commercial paper has received a rating of D-1 from D&P, the second highest of five investment grade ratings available, signifying a very high certainty of timely payment based on excellent liquidity factors and good fundamental protection factors.

Fitch Investors Service, Inc. (Fitch), has assigned ratings of A- and F-1 to the Company's senior debt and commercial paper, the seventh and second highest among ten and four investment grade ratings available, respectively. The A- rating is assigned by Fitch to bonds considered to be of high credit quality with the obligor's ability to pay interest and repay principal considered to be strong. The F-1 rating is assigned to short-term issues which possess a very strong credit quality based primarily on the existence of liquidity necessary to meet the obligation in a timely manner.

On May 30, 1995, Moody's Investors Service, Inc. (Moody's), raised its ratings of the Company's senior debt to A3, seventh highest among ten investment grade ratings available, indicating many favorable investment attributes with security factors for principal to be adequate. At that time, Moody's also upgraded the Company's commercial paper rating to Prime-1, the highest of three such ratings, reflecting superior ability for repayment of senior short-term debt obligations and assured ability to access alternative sources of

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

liquidity. Additional repayment characteristics of commercial paper issues receiving this premium rating include leading market position in a well established industry, high rates of return on funds employed, and broad margins in earnings coverage of fixed financial charges.

On October 26, 1995, Standard & Poor's Corporation (S&P), raised the credit ratings of the Company and its parent, General Motors Corporation (GM) as well as certain related affiliates. The S&P rating of the Company's senior debt was upgraded to A-, seventh highest among ten investment grade ratings available. The A- rating is assigned to bonds considered to have a strong capacity to pay interest and repay principal. At that time, S&P affirmed its A-2 rating of the Company's commercial paper, third highest of the four investment grade ratings available, indicating strong capacity for timely payment determined by significant safety characteristics.

At this date, GMAC is not under review by any of the above agencies.

In managing the interest rate and foreign exchange exposures of a multinational finance entity, the Company and its subsidiaries utilize a variety of interest rate and currency derivative financial instruments. As an end-user of such instruments, GMAC is in a better position to minimize its funding costs and offer attractive, competitive financing rates to its customers. The derivative instruments utilized by the Company are relatively straightforward and involve little complexity -- centering on interest rate swaps, floors, and caps as well as currency swaps which are matched to offset a companion asset or funding obligation.

The Company does not generally use any of these classes of instruments for trading purposes, except for limited mortgage-related transactions entered into by GMACMG. These instruments involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the periodic monitoring and approval of financially sound counterparties and limiting the potential exposure to individual counterparties to predetermined notional and exposure limits. Market risk is inherently limited by the fact that the Company holds offsetting asset or liability positions. Market risk is also managed on an ongoing basis by determining and monitoring the fair value of each transaction in the portfolio. GMAC employs a variety of internal swap and option models, using mid-market rates, to calculate mark-to-market values of its derivative positions and obtains valuations from its counterparties for reporting purposes.

The aggregate fair value of the Company's derivatives portfolio represents a very small percentage of its $8.3 billion equity base at December 31, 1995. The total notional amount of off-balance sheet instruments at December 31, 1995 and 1994, including written options of $1.3 billion and $3.2 billion, respectively, was $18.8 billion and $18.2 billion, for the respective years. Summary schedules of outstanding contracts by type and term as well as a reconciliation of the Company's interest rate and currency swap activities for the years ended December 31, 1995 and 1994, are included in Note 16 in the Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOWS

Cash provided by operating and financing activities in 1995 totaled $4,998.7 million and $7,694.8 million, respectively, excluding dividend payments to GM totaling $950.0 million. Such cash was used in net investing activities, principally for expansion of the finance receivables and operating lease portfolios, totaling $11,634.2 million with the residual amount of $109.1 million increasing cash and cash equivalents. In comparison, cash provided by operating and financing activities in 1994 totaled $4,735.8 million and $3,382.5 million, respectively, excluding dividend payments to GM totaling $875.0 million. Such cash was used in net investing activities totaling $9,933.4 million, mostly for acquiring operating lease assets, with a resultant decrease in cash and cash equivalents amounting to $2,688.6 million. The 1994 decrease in cash and cash equivalents reflects a planned reduction in liquidity reserve requirements due to improved access to capital markets. Also in comparison, cash provided by operating and investing activities in 1993 amounted to $4,901.8 million and $7,824.9 million, respectively. Such cash was utilized to reduce debt by $11,314.6 million and pay dividends to GM of $1,250.0 million, resulting in a net increase in cash and cash equivalents totaling $157.0 million.

BORROWING COSTS

The U.S. bank prime rate began and closed the year at 8.5% but averaged 8.83% throughout 1995, 169 basis points above the 1994 average. As a result of the higher general level of short-term rates, GMAC's cost of short-term debt in the United States increased 150 basis points during 1995, averaging 6.05%, compared to 4.55% in 1994 and 3.75% in 1993. United States medium-term and long-term money costs decreased to an average of 7.35% for 1995, 14 and 48 basis points below 1994 and 1993, respectively. The composite cost of debt for United States operations averaged 6.86% in 1995, up from 6.48% in 1994 and 6.51% in 1993. The Company's worldwide cost of funds averaged 7.02% in 1995, up 33 and 8 basis points from 6.69% and 6.94% in 1994 and 1993, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COLLECTION RESULTS

The following statistics, which include serviced assets, summarize the Company's delinquency, repossession and loss experience during the three year period ended December 31, 1995:

                                                    1995      1994      1993
                                                  --------  --------  -------
RETAIL AND LEASE FINANCING
Accounts past due over 30 days (average) .........    2.7%      2.5%     2.5%
Repossessions of new vehicles ....................    1.9%      1.7%     1.7%
Repossessions of used vehicles ...................    3.7%      2.6%     2.3%

Number of Repossessed Vehicles ................... 124,000   110,000  121,000

Net retail losses as a percent of
total average serviced assets ....................   0.84%     0.54%    0.63%

RETAIL LOSSES AS PERCENT OF LIQUIDATIONS:
Total Serviced - Worldwide .......................   1.35%     0.85%    0.97%
New serviced - United States .....................   1.08%     0.78%    1.02%
Retail sold - United States ......................   0.45%     0.46%    0.49%

CHARGE-OFFS (IN MILLIONS OF DOLLARS):
Serviced receivables, net of recoveries ..........  $352.8    $276.5   $419.1
Owned receivables, gross .........................   422.4     361.0    437.9

Allowance for financing losses as a percent of
net serviced assets ..............................   1.19%     1.12%    1.23%


While the 1995 loss and charge-off experience was adverse in comparison to 1994, it was better than historical norms. The major factor influencing the higher losses incurred in 1995 was increased retail vehicle charge-offs in the United States.

INSURANCE OPERATIONS

Gross premiums written by Motors Insurance Corporation and its subsidiaries ("MIC") totaled $1,324.8 million in 1995 compared to $1,360.9 million in 1994 and $1,322.9 million in 1993 while net premiums written totaled $1,156.0 million in 1995, a decrease of $55.1 million from 1994 and $48.8 million below 1993.

Capital gains at MIC for 1995 totaled $86.4 million, $21.7 million above 1994 but $117.1 million below 1993.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

MORTGAGE OPERATIONS

The GMACMG maintained its position as a leading mortgage banker in the United States. For the 1995 calendar year, loan origination, mortgage servicing acquisitions and correspondent loan volume totaled $35.9 billion, an increase of $18.8 billion and $12.0 billion over 1994 and 1993, respectively. This increase resulted from acquisition activities in addition to expanded participation in the market for residential servicing rights, reflecting an industry consolidation trend and a favorable interest rate environment. Reflecting this activity, the combined GMACMG servicing portfolio at December 31, 1995, including master-serviced loans totaling $19.4 billion, was $81.2 billion, 38% above the $58.7 billion at December 31, 1994.

FINANCING REVENUES AND OTHER INCOME

Consolidated financing revenue totaled $11,664.0 million in 1995, up $2,245.2 million and $2,912.0 million from 1994 and 1993, respectively. The improvement from 1994 to 1995 is primarily attributable to increased revenues in all areas of the business. Retail and lease financing revenue, at $3,291.6 million for 1995, was $336.6 million higher than 1994, but $381.8 million lower than 1993. Operating lease revenue, net of depreciation, reached $1,980.2 million in 1995, compared to $1,621.9 million in 1994 and $1,168.9 million in 1993, as leasing continues to gain popularity among consumers. In 1995, wholesale and term loan financing revenue amounted to $2,087.4 million, compared with $1,608.1 million in 1994 and $1,207.7 million in 1993, with the increase primarily attributable to the December 1993 resumption of wholesale inventory financing previously transacted by General Motors as well as greater dealer inventories and higher floorplan financing rates.

The $705.4 million interest and discount expense increase from 1994 is primarily due to increased funding levels and higher interest rates. The $490.3 million decrease from 1993 to 1994 was primarily due to a more favorable year to year medium-term and long-term funding mix resulting from an increasing positive perception of GMAC's financial position by the capital markets.

Other income, including gains and fees related to sold finance receivables as well as mortgage banking activities, totaled $2,116.8 million for 1995, as compared to $1,598.6 million and $2,624.3 million in 1994 and 1993, respectively. Significantly higher fee and investment income at GMACMG produced the majority of the 32% increase from 1994.

Pre-tax gains on sold retail receivables, excluding the related limited recourse loss provision totaled $38.2 million during 1995 compared with $30.8 million for the previous year and $436.4 million in 1993. Retail receivables sales generally accelerate the recognition of income on retail contracts, net of servicing fees and other related deferrals, into the period the receivables are sold. The amount of such gains is affected by a number of factors and may create variability in quarterly earnings depending on the type and amount of receivables sold, the structure used to effect the sale, as well as the prevailing financial market conditions.
This acceleration results in the pre-

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

tax gains reflected above, and can create variability in annual earnings depending on the amount, timing and the net margin between the average yield on and all-in-cost of the sold receivables. The acceleration also reduces profit potential in future periods. Although this acceleration can significantly impact quarterly or year-to-year comparisons, it should be noted that the Company historically recognizes approximately 70% of interest and discount revenue in the first two years of a retail contract (reflecting the term of the underlying contracts, revenue recognition methods and historical prepayment experience). As such, depending on the timing of receivables sales in a given year, the net impact on annual earnings may be substantially less than the gains indicated.

EXPENSES

Salaries and benefits increased in 1995 to $892.8 million from $813.7 million and $825.8 million in 1994 and 1993, respectively. The higher salary costs in 1995, when compared to 1994, primarily reflect wage increases to a relatively stable workforce, while the 1994 reduction reflected a lower employee population partially offset by increased benefit costs primarily for retirement and post-retirement benefits.

Other operating expenses totaled $1,414.7 million for 1995, $241.6 million and $291.5 million higher than the respective comparable 1994 and 1993 periods. The 1995 increase is partially attributable to higher data processing costs, higher collection and repossession costs, higher valuation adjustments related to repossessed vehicles, and higher renovation and relocation costs related to branch restructuring activities. Expenses in 1994 exceeded 1993 primarily due to sales promotion expense and valuation adjustments related to repossessed vehicles.

As noted earlier, net retail losses (as a percentage of total average serviced assets) increased to 0.84% in 1995 from 0.54% in 1994; primarily resulting from a rise in vehicle charge-off experience in the United States. This increase in repossessions and losses as well as the Company's continuous review of its reserve requirements resulted in the $448.8 million 1995 provision for financing losses, $271.5 million and $148.0 million higher than the respective 1994 and 1993 results.

Amortization of intangible assets totaled $84.3 million in 1995, compared with $45.5 million and $141.1 million in 1994 and 1993, respectively. The 85% increase from 1994 is predominately attributable to higher amortization of mortgage servicing rights concurrent with growth in the servicing portfolio.

United States, foreign and other income taxes amounted to $752.2 million for 1995, $239.5 million and $160.5 million more than 1994 and 1993, respectively. The increase primarily reflects a larger pre-tax income and a higher effective tax rate on a consolidated basis. The effective income tax rate for 1995 was 42.2%, compared to 35.6% in 1994 and 37.6% in 1993. The 6.6 percentage point increase in the 1995 effective tax rate can be attributed almost entirely to higher U.S. and foreign taxes assessed on foreign sourced income.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ACCOUNTING STANDARDS

In November 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 112, Employers' Accounting for Postemployment Benefits, which established a new accounting principle for the cost of benefits provided to former or inactive employees after employment but before retirement. The Statement was effective for fiscal years beginning after December 15, 1993. The Company adopted this standard effective January 1, 1994; the after-tax unfavorable cumulative effect of this change was $7.4 million. The ongoing effect in subsequent periods is not material.

In May 1993, the FASB issued SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires a creditor to measure impairment based on the fair value of the collateral when it is determined that foreclosure is probable. It also clarifies that a creditor should evaluate the collectibility of both contractual interest and principal of all receivables when assessing the need for a loss accrual. In October 1994, the FASB issued SFAS No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures, an amendment of FASB Statement No. 114. This Statement amended SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. Both Statements apply to financial statements for fiscal years beginning after December 15, 1994. The Company adopted both SFAS No. 114 and SFAS No. 118 effective January 1, 1994. The Company's loans primarily consist of large groups of smaller-balance homogeneous loans which are collectively evaluated for impairment and to which these standards do not apply. The loans of the Company that are affected by these Statements were previously, and continue to be, carried at the lower of book value or the fair value of the collateral. There was no material impact on the consolidated financial position or results of operations as a result of adoption.

In March 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, effective for fiscal years beginning after December 15, 1995. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable tangibles to be disposed of. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the Statement requires that certain long-lived assets and intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company has determined that the effect of adopting this accounting standard will not have a material effect on its consolidated operating results or financial position. The Company adopted this accounting standard effective January 1, 1996.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)

In May 1995, the FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights, amending SFAS No. 65, Accounting for Certain Mortgage Banking Activities. This statement eliminated the accounting distinction between rights to service mortgage loans that are acquired through origination activities and those acquired through purchase. The Company adopted this standard effective January 1, 1995 and capitalized certain costs relating to its originated mortgage servicing rights, the effect of which was not material to the consolidated financial statements.

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

The Board of Directors, through its Audit Committee (the "Committee"), is responsible for: (1) assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements; and (2) engaging the independent auditors. The Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management and the internal auditors meet regularly (separately and jointly) with the Committee to review the activities of each, to ensure that each is properly discharging its responsibilities and to assess the effectiveness of the system of internal accounting controls. It is management's conclusion that the system of internal accounting controls at December 31, 1995, provides reasonable assurance that the books and records reflect the transactions of the companies and that its established policies and procedures are complied with. To ensure complete independence, Deloitte & Touche LLP has full and free access to meet with the Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal accounting controls and the quality of the financial reporting.


S/ J. R. RINES                     S/ E. A. FELDSTEIN
----------------------------       -------------------------------------
John R. Rines, President and       Eric A. Feldstein, Executive Vice
Chief Executive Officer            President and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT


General Motors Acceptance Corporation:

We have audited the Consolidated Balance Sheet of General Motors Acceptance Corporation and subsidiaries as of December 31, 1995 and 1994 and the related Consolidated Statement of Income and Net Income Retained for Use in the Business and Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of General Motors Acceptance Corporation and subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


S\ DELOITTE & TOUCHE LLP
------------------------
 DELOITTE & TOUCHE LLP

600 Renaissance Center
Detroit, Michigan 48243-1704

January 29, 1996



                      GENERAL MOTORS ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                                                    DECEMBER 31
                                                                ---------  ---------
                                                                  1995       1994
                                                                ---------  ---------
                                                               (in millions of dollars)
Cash and Cash Equivalents (Note 1) ............................ $ 1,448.6  $ 1,339.5
                                                                ---------  ---------

EARNING ASSETS
Investments in securities (Note 5) ............................   4,328.2    3,891.7
Finance receivables, net (Notes 2 and 3) ......................  59,330.4   54,625.1
Net investment in operating leases (Note 4) ...................  22,134.9   17,809.2
Notes Receivable from General Motors Corporation (Note 13) ....    --        1,080.5
Real estate mortgages - including mortgages held for resale
 of $1,486.8 and $1,244.0 .....................................   2,903.7    2,164.6
Due and deferred from receivable sales, net (Note 3) ..........   1,371.4    1,564.6
Other (Note 13) ...............................................     400.7      938.9
                                                                ---------  ---------
   Total earning assets .......................................  90,469.3   82,074.6
                                                                ---------  ---------

OTHER ASSETS
Intangible assets, at cost less amortization (Note 1) .........     637.1      377.4
Other nonearning assets (Note 6) ..............................   2,018.0    1,745.9
                                                                ---------  ---------
   Total other assets .........................................   2,655.1    2,123.3
                                                                ---------  ---------

TOTAL ASSETS .................................................. $94,573.0  $85,537.4
                                                                =========  =========

Notes, loans and debentures payable within
 one year (Notes 7 and 8) ..................................... $43,871.8  $35,114.8
                                                                ---------  ---------


ACCOUNTS PAYABLE AND OTHER LIABILITIES
General Motors Corporation and affiliated companies (Note 13) .   1,787.6    1,867.3
Interest ......................................................   1,048.0      957.1
Unpaid insurance losses and loss adjustment expense ...........   1,499.7    1,563.6
Unearned insurance premiums ...................................   1,421.9    1,422.0
Deferred income taxes (Note 10) ...............................   2,175.6    1,704.5
United States and foreign income and other taxes payable ......     294.5       20.3
Other postretirement benefits (Note 12) .......................     600.4      574.5
Other .........................................................   2,553.6    2,880.0
                                                                ---------  ---------
   Total accounts payable and other liabilities ...............  11,381.3   10,989.3
                                                                ---------  ---------

Notes, loans and debentures payable after one year (Note 9) ...  31,050.6   31,539.6
                                                                ---------  ---------

Common stock, $100 par value (authorized 25,000,000 shares,
 outstanding 22,000,000 shares) ...............................   2,200.0    2,200.0
Net income retained for use in the business ...................   5,734.7    5,653.7
Net unrealized gains on securities ............................     284.7       52.4
Unrealized accumulated foreign currency translation adjustment       49.9      (12.4)
                                                                ---------  ---------
   Total stockholder's equity .................................   8,269.3    7,893.7
                                                                ---------  ---------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY .................... $94,573.0  $85,537.4
                                                                =========  =========

Reference should be made to the Notes to Financial Statements.


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME AND
                   NET INCOME RETAINED FOR USE IN THE BUSINESS

                                               FOR THE YEARS ENDED DECEMBER 31
                                            ----------------------------------
                                               1995        1994        1993
                                            ----------  ----------  ----------
                                                  (in millions of dollars)
FINANCING REVENUE (NOTE 1)
Retail and lease financing ...............  $  3,291.6  $  2,955.0  $  3,673.4
Operating leases .........................     6,285.0     4,855.7     3,870.9
Wholesale and term loans .................     2,087.4     1,608.1     1,207.7
                                            ----------  ----------  ----------
   Total financing revenue ...............    11,664.0     9,418.8     8,752.0
Interest and discount ....................    (4,936.3)   (4,230.9)   (4,721.2)
Depreciation on operating leases .........    (4,304.8)   (3,233.8)   (2,702.0)
                                            ----------- ----------  ----------
   Net financing revenue .................     2,422.9     1,954.1     1,328.8
Insurance premiums earned ................     1,082.4     1,127.6     1,107.2
Other income (Notes 3 and 13) ............     2,116.8     1,598.6     2,624.3
                                            ----------  ----------  ----------
   NET FINANCING REVENUE AND OTHER .......     5,622.1     4,680.3     5,060.3
                                            ----------  ----------  ----------

EXPENSES
Salaries and benefits ....................       892.8       813.7       825.8
Other operating expenses .................     1,414.7     1,173.1     1,123.2
Insurance losses and loss adjustment
 expenses ................................       998.3     1,030.9     1,096.6
Provision for financing losses (Note 2) ..       448.8       177.3       300.8
Amortization of intangible assets (Note 1)        84.3        45.5       141.1
                                            ----------  ----------  ----------
   Total expenses ........................     3,838.9     3,240.5     3,487.5
                                            ----------  ----------  ----------

Income before income taxes ...............     1,783.2     1,439.8     1,572.8
United States, foreign and other income
 taxes (Note 10) .........................       752.2       512.7       591.7
                                            ----------  ----------  ----------
Income before cumulative effect of
 accounting change .......................     1,031.0       927.1       981.1
Cumulative effect of accounting change
 (Note 12)................................      --            (7.4)     --
                                            ----------  ----------  ----------
   NET INCOME ............................     1,031.0       919.7       981.1

Net income retained for use in the
 business at beginning of the year .......     5,653.7     5,609.0     5,877.9
                                            ----------  ----------  ----------
Total ....................................     6,684.7     6,528.7     6,859.0
Cash dividends ...........................       950.0       875.0     1,250.0
                                            ----------  ----------  ----------
   NET INCOME RETAINED FOR USE IN THE
    BUSINESS AT END OF THE YEAR ..........  $  5,734.7  $  5,653.7  $  5,609.0
                                            ==========  ==========  ==========

Reference should be made to the Notes to Financial Statements.



                      GENERAL MOTORS ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              FOR THE YEARS ENDED DECEMBER 31
                                                            ----------------------------------
                                                               1995        1994        1993
                                                            ----------  ----------  ----------
                                                                 (in millions of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
Income before cumulative effect of accounting
 changes .................................................  $  1,031.0  $    927.1   $   981.1
Depreciation .............................................     4,342.7     3,267.2     2,751.5
Provision for financing losses ...........................       448.8       177.3       300.8
Mortgage loans-originations/purchases ....................   (12,085.6)  (10,135.7)  (21,583.7)
              -proceeds on sale ..........................    11,132.7    10,719.2    22,309.5
Changes in the following items
  Due to General Motors Corporation and
   affiliated companies ..................................      (133.6)     (618.1)     (333.9)
  Taxes payable and deferred .............................       855.8       542.8       123.4
  Interest payable .......................................        86.6       (50.2)     (180.7)
  Other assets ...........................................      (212.2)     (598.4)      (97.0)
  Other liabilities ......................................      (156.2)      467.7       222.0
Other ....................................................      (311.3)       36.9       408.8
                                                            ----------  ----------  ----------
   Net cash provided by operating activities .............     4,998.7     4,735.8     4,901.8
                                                            ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Finance receivables-acquisitions .........................  (163,033.3) (156,579.8) (103,396.3)
                   -liquidations .........................   132,242.6   137,598.4    92,808.6
Notes receivable from General Motors Corporation .........     1,080.5       275.0    10,207.7
Operating leases-acquisitions ............................   (14,034.6)  (13,086.8)   (6,971.3)
                -liquidations ............................     5,642.5     3,569.5     2,572.7
Investments in securities-acquisitions ...................   (12,723.0)  (11,715.3)  (10,976.1)
                         -liquidations ...................    12,397.3    11,495.2    10,676.7
Proceeds from sales of receivables-wholesale .............    20,718.2    13,098.9       --
                                  -retail ................     5,264.3     5,701.1    13,072.2
Due and deferred from receivable sales ...................       231.9       322.9      (618.4)
Other ....................................................       579.4      (612.5)      449.1
                                                            ----------  ----------  ----------
   Net cash (used in)/provided by investing activities ...   (11,634.2)   (9,933.4)    7,824.9
                                                            ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES Debt with original maturities 90 days and over
     -proceeds ...........................................    47,807.0    46,348.0    38,577.4
     -liquidations .......................................   (44,138.7)  (46,541.3)  (45,148.0)
Debt with original maturities less than 90 days-net change     4,026.5     3,540.8    (4,744.0)
Dividends paid ...........................................      (950.0)     (875.0)   (1,250.0)
Proceeds from issuance of stock to General Motors ........      --            35.0      --
                                                            ----------  ----------  ----------
   Net cash provided by/(used in) financing activities....     6,744.8     2,507.5   (12,564.6)
                                                            ----------  ----------  ----------

Effect of exchange rate changes on cash and cash
 equivalents .............................................        (0.2)        1.5        (5.1)
                                                            ----------  ----------  ----------
   Net increase/(decrease) in cash and cash equivalents ..       109.1    (2,688.6)      157.0
Cash and cash equivalents at the beginning of the year ...     1,339.5     4,028.1     3,871.1
                                                            ----------  ----------  ----------
Cash and cash equivalents at the end of the year .........  $  1,448.6  $  1,339.5  $  4,028.1
                                                            ==========  ==========  ==========

SUPPLEMENTARY CASH FLOWS INFORMATION
 Interest paid ...........................................  $  4,783.3  $  4,223.7  $  4,819.1
 Income taxes paid/(recovered) ...........................  $    210.9  $    (16.0) $    430.5

Reference should be made to the Notes to Financial Statements.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of General Motors Acceptance Corporation and its domestic and foreign subsidiaries (the "Company").

The Company, a wholly-owned subsidiary of General Motors Corporation ("General Motors"), was incorporated in 1919 under the New York Banking Law relating to investment companies.

NATURE OF OPERATIONS
The Company is a financial services organization that principally provides consumer and dealer vehicle financing. The principal markets for the Company's vehicle financial products and services are North America, Latin America, Europe and Australia.

REVENUE RECOGNITION
In the case of finance receivables in which the face amount includes the finance charge (principally retail financing), earnings are recorded in income over the terms of the receivables using the interest method. On finance receivables in which the face amount represents the principal (principally wholesale, interest-bearing financing and fleet leasing), the interest is taken into income as earned. Certain loan origination costs are deferred and amortized to financing revenue over the life of the related loans using the interest method.

Income from operating lease assets is recognized as scheduled payments become due.

SALES OF RECEIVABLES

The Company sells retail and wholesale receivables through consolidated special purpose subsidiaries which absorb all losses related to sold receivables to the extent of their subordinated investments, as well as certain segregated restricted cash flows. Appropriate limited recourse loss allowances associated with sold receivables are transferred from the allowance for financing losses and are included in "Due and deferred from receivable sales, net". Normal servicing fees on sold receivables are earned over time on a level yield basis.




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

INSURANCE OPERATIONS
Insurance premiums are earned on a basis related to coverage provided over the terms of the policies. Commission costs and premium taxes incurred in acquiring new business are deferred and amortized over the terms of the related policies on the same basis as premiums are earned. The liability for unpaid losses and loss adjustment expenses includes amounts relating to coinsurance and assumed reinsurance agreements and represents the estimated amount of reported losses, with an experience factor added to provide for losses incurred but not reported. Estimated salvage and subrogation recoverable is recognized at the time losses are incurred. Insurance liabilities are necessarily based on estimates and the ultimate liability may vary from such estimates.
Revisions in estimates are reported in the period in which they arise.

Reinsurance premiums, commissions and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Estimated amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses, and loss adjustment expenses pursuant to reinsurance contracts have been reported as an asset. Amounts paid to reinsurers relating to the unexpired portion of reinsurance contracts are also reported as an asset.

CASH EQUIVALENTS
Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.

ALLOWANCE FOR FINANCING LOSSES
An allowance for credit losses is generally established during the period in which receivables are acquired and is maintained in amounts considered by management to be appropriate in relation to receivables outstanding.

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

INTANGIBLE ASSETS
Intangible assets representing mortgage servicing rights are being amortized over periods that generally match future net mortgage servicing revenues, while goodwill is being amortized on a straight-line basis over periods of between 15 and 40 years. Amortization is applied directly to the asset account.

DEPRECIATION
The Company and its subsidiaries provide for depreciation of vehicles and other equipment on operating leases or in company use generally on a straight-line basis. The difference between the net book value and the proceeds of sale or salvage on items disposed of is included in income as a charge against or credit to the provision for depreciation.

FINANCIAL INSTRUMENTS
The Company is party to a variety of interest rate and foreign exchange swap agreements and options.

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








                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2.  FINANCE RECEIVABLES

The composition of finance receivables outstanding at December 31, 1995 and 1994 is summarized as follows:

                                                          DECEMBER 31
                                                     ----------------------
                                                        1995        1994
                                                     ----------  ----------
                                                    (in millions of dollars)
United States
 Retail ...........................................  $ 26,979.9  $ 23,486.8
 Wholesale ........................................    15,187.2    14,560.9
 Leasing and lease financing ......................     1,296.0     1,613.4
 Term loans to dealers and others .................     3,729.6     3,753.6
                                                     ----------  ----------
Total United States ...............................    47,192.7    43,414.7
                                                     ----------  ----------

Canada
 Retail ...........................................       786.8     1,101.1
 Wholesale ........................................     1,471.4     1,335.1
 Leasing and lease financing ......................       714.8       671.4
 Term loans to dealers and others .................       142.0       128.0
                                                     ----------  ----------
Total Canada ......................................     3,115.0     3,235.6
                                                     ----------  ----------

Europe
 Retail ...........................................     5,955.9     5,340.5
 Wholesale ........................................     3,863.0     3,413.8
 Leasing and lease financing ......................       567.0       547.8
 Term loans to dealers and others .................       230.5       249.3
                                                     ----------  ----------
Total Europe ......................................    10,616.4     9,551.4
                                                     ----------  ----------

Other Countries
 Retail ...........................................     1,908.6     1,306.3
 Wholesale ........................................       656.1       565.9
 Leasing and lease financing ......................       451.2       447.5
 Term loans to dealers and others .................       120.8       106.9
                                                     ----------  ----------
Total Other Countries .............................     3,136.7     2,426.6
                                                     ----------  ----------

Total finance receivables .........................    64,060.8    58,628.3
                                                     ----------  ----------

Deductions
 Unearned income ..................................     3,922.5     3,309.9
 Allowance for financing losses ...................       807.9       693.3
                                                     ----------  ----------
Total deductions ..................................     4,730.4     4,003.2
                                                     ----------  ----------
Finance receivables, net ..........................  $ 59,330.4  $ 54,625.1
                                                     ==========  ==========

Retail, lease financing and leasing receivable instalments past due over 30 days amounted to $90.2 million and $55.5 million at December 31, 1995 and 1994, respectively. Instalments on term loans to dealers and others past due over 30 days aggregated $85.2 million at December 31, 1995 and $70.7 million at December 31, 1994.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2.  FINANCE RECEIVABLES (CONCLUDED)

The aggregate amount of total finance receivables maturing in each of the five years following December 31, 1995, is as follows: 1996 - $37,094.7 million; 1997
- $11,316.8 million; 1998 - $8,169.9 million; 1999 - $4,530.2 million; 2000
$2,245.8 million; 2001 and thereafter - $703.4 million.

The following table presents an analysis of the allowance for financing losses:

                                                 DECEMBER 31
                                          -------------------------
                                            1995    1994     1993
                                          -------  -------  -------
                                           (in millions of dollars)
Allowance for financing losses at
 beginning of the year .................  $ 693.3  $ 748.0  $ 817.0
                                          -------  -------  -------

Charge-offs
 United States .........................   (372.2)  (310.7)  (365.3)
 Other Countries .......................    (50.2)   (50.3)   (72.6)
                                          -------  -------  -------
Total charge-offs ......................   (422.4)  (361.0)  (437.9)

Recoveries and other
 United States .........................    102.0    111.8     58.7
 Other Countries .......................      2.5      4.2     15.8
                                          -------  -------  -------
Total recoveries and other .............    104.5    116.0     74.5

Transfers to other nonearning assets ...     --       --      (40.2)
Transfers from/(to) sold receivables
 allowance .............................    (16.3)    13.0     33.8
Provisions charged to income ...........    448.8    177.3    300.8
                                          -------  -------  -------

Allowance for financing losses
 at end of the year ....................  $ 807.9  $ 693.3  $ 748.0
                                          =======  =======  =======

Impaired loans of the Company are carried at the lower of book value or the fair value of the collateral. The following table presents a summary of the allowance for financing losses on impaired loans for the years ended December 31, 1995 and 1994:
                                                       1995            1994
                                                    ----------      ----------
                                                      (in millions of dollars)
Allowance for Financing Losses at
 beginning of year ...........................      $    134.8      $    173.9
     Additions ...............................             6.2            30.1
     Charge-offs .............................           (22.6)          (69.2)
                                                    ----------      ----------
Allowance for Financing Losses at
 end of year .................................      $    118.4      $    134.8
                                                    ==========      ==========

The total investments in these loans were $248.6 million and $277.8 million at December 31, 1995 and 1994, respectively. The average recorded investments during 1995 and 1994 were $283.2 million and $326.0 million, respectively. The Company's policy is to recognize interest income related to impaired loans on a cash-basis.
                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3.  SALE OF FINANCE RECEIVABLES

The Company participates in various sales of receivables programs and has sold retail finance receivables through special purpose subsidiaries with principal aggregating $3.6 billion in 1995, $3.7 billion in 1994 and $13.6 billion in 1993. These subsidiaries generally retain a subordinated investment of no greater than 9% of the total receivables pool and market the remaining portion. These subordinated investments absorb losses related to sold receivables to the extent that such losses are greater than the excess cash flows from those receivables and cash reserves related to the sale transaction. Pre-tax gains relating to such sales recorded in "Other income" (excluding limited recourse loss provisions which generally have been provided at the time the contracts were originally acquired) amounted to $38.2 million in 1995, $30.8 million in 1994 and $436.4 million in 1993. The Company continues to service these receivables for a fee and earns other related ongoing income. The Company's retail finance receivable servicing portfolio amounted to $6.6 billion and $9.9 billion at December 31, 1995 and 1994, respectively.

The Company has sold wholesale receivables resulting in decreases in wholesale outstandings of $4.7 billion and $2.6 billion at December 31, 1995 and 1994, respectively. The Company continues to service these receivables for a fee and is committed to sell eligible wholesale receivables arising in certain dealer accounts.

The Company's interest in excess servicing cash flows, subordinated interest in trusts, cash deposits and other related amounts are generally restricted assets and subject to limited recourse provisions. The following is a summary of amounts included in "Due and deferred from receivable sales, net."

                                                    DECEMBER 31
                                               ----------------------
                                                  1995        1994
                                               ----------  ----------
                                              (in millions of dollars)
Excess servicing ............................  $    214.3  $    392.3
Other restricted amounts:
 Subordinated interest in trusts ............       393.3       526.6
 Cash deposits held by trusts ...............       786.2       710.8
 Other ......................................        21.8        (2.3)
Allowance for estimated credit losses on sold
 receivables ................................       (44.2)      (62.8)
                                               ----------  ----------
Total .......................................  $  1,371.4  $  1,564.6
                                               ==========  ==========











                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3.  SALE OF FINANCE RECEIVABLES (CONCLUDED)

The following table presents a summary of the allowance for estimated credit losses on sold receivables:

                                                 DECEMBER 31
                                        ----------------------------
                                          1995      1994      1993
                                        --------  --------  --------
                                         (in millions of dollars)
Allowance for estimated credit
 losses at beginning of the year .....  $   62.8  $  107.3  $  196.8
Transfers from/(to) allowance for
 financing losses ....................      16.3     (13.0)    (33.8)
Charge-offs ..........................     (34.9)    (31.5)    (55.7)
                                        --------  --------  --------

Allowance for estimated credit
 losses at end of the year ...........  $   44.2  $   62.8  $  107.3
                                        ========  ========  ========

NOTE 4.  INVESTMENT IN OPERATING LEASES

Operating leases at year-end were as follows:
                                                    DECEMBER 31
                                              ----------------------
                                                 1995        1994
                                              ----------  ----------
                                             (in millions of dollars)
Investment in operating leases
   Vehicles and other equipment, at cost ...  $ 28,747.9  $ 22,876.1
     Less: Accumulated depreciation ........     6,613.0     5,066.9
                                              ----------  ----------
Net investment in operating leases .........  $ 22,134.9  $ 17,809.2
                                              ==========  ==========

The value of the Company's investment in operating leases is based on estimated residual values of the leased equipment, which are calculated at the lease inception date. Realization of the residual values is dependent on GMAC's future ability to market the vehicles under then prevailing market conditions. Although realization is not assured, management believes it is more likely than not that the estimated residual values will be realized.

The lease payments applicable to equipment on operating leases maturing in each of the five years following December 31, 1995, are as follows: 1996 - $5,197.2 million; 1997 - $3,272.8 million; 1998 - $1,269.8 million; 1999 - $118.8 million and 2000 - $7.3 million.

Each of these assets is depreciated on a straight-line basis over a period of time which is consistent with the term of the underlying operating lease agreement.








                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5.  INVESTMENTS IN SECURITIES

Bonds, equity securities, notes, certificates of deposit, other investments and preferred stocks with mandatory redemption terms are carried at fair value. For available for sale investments, the aggregate excess of market value over cost, net of related income taxes, is included as a separate component of stockholder's equity. For trading securities the excess of market value over cost is included in income. The Company determines cost on the specific identification basis. The Company's investments listed below consist primarily of securities classified as available for sale. The Company also had $484.8 million and $502.0 million of mortgage-backed securities included in other debt securities which were classified as trading securities at December 31, 1995 and 1994, respectively. The fair value of the investments, except for the trading securities portfolio, presented herein is based on quoted market prices. The fair value of the trading securities is based on estimated market value.

                                              DECEMBER 31, 1995
                               ----------------------------------------------
                                             Fair      Unrealized  Unrealized
TYPE OF SECURITY                  COST       VALUE       GAINS       LOSSES
                               ----------  ----------  ----------  ----------
                                          (in millions of dollars)
Bonds, notes and
 other securities
 United States government
  and governmental agencies
  and authorities ...........  $    268.0  $    279.4  $     11.5  $     (0.1)
 States, municipalities and
  political subdivisions ....     1,720.8     1,825.0       112.7        (8.5)
 Other ......................     1,621.3     1,674.1        54.5        (1.7)
                               ----------  ----------  ----------  ----------
Total debt securities .......  $  3,610.1  $  3,778.5  $    178.7  $    (10.3)
                               ----------  ----------  ----------  ----------

Equity securities ...........  $    280.0  $    549.7  $    284.6  $    (14.9)
                               ----------  ----------  ----------  ----------

Total investment in securities $  3,890.1  $  4,328.2  $    463.3  $    (25.2)
                               ==========  ==========  ==========  ==========

                                              DECEMBER 31, 1994
                               ----------------------------------------------
                                             Fair      Unrealized  Unrealized
TYPE OF SECURITY                  COST       VALUE       GAINS       LOSSES
                               ----------  ----------  ----------  ----------
                                          (in millions of dollars)
Bonds, notes and
 other securities
 United States government
  and governmental agencies
  and authorities ...........  $    298.5  $    285.0  $      0.3  $    (13.8)
 States, municipalities and
  political subdivisions ....     1,813.3     1,747.4        38.0      (103.9)
 Other ......................     1,417.0     1,387.3         4.2       (33.9)
                               ----------  ----------  ----------  ----------
Total debt securities .......  $  3,528.8  $  3,419.7  $     42.5  $   (151.6)
                               ----------  ----------  ----------  ----------

Equity securities ...........  $    280.9  $    472.0  $    203.2  $    (12.1)
                               ----------  ----------  ----------  ----------

Total investment in securities $  3,809.7  $  3,891.7  $    245.7  $   (163.7)
                               ==========  ==========  ==========  ==========

                                       GENERAL MOTORS ACCEPTANCE CORPORATION
                                           NOTES TO FINANCIAL STATEMENTS

NOTE 5.  INVESTMENTS IN SECURITIES (CONCLUDED)

The distribution of maturities of debt securities outstanding at December 31, 1995 is summarized as follows:

                                             DECEMBER 31, 1995
                                           ----------------------
                                                         Fair
MATURITY                                      COST       VALUE
                                           ----------  ----------
                                          (in millions of dollars)
Due in one year or less .................  $    265.5  $    269.6
Due after one year through five years ...       900.8       935.2
Due after five years through ten years ..     1,020.4     1,084.5
Due after ten years .....................       861.9       925.7
Mortgage-backed securities ..............       561.5       563.5
                                           ----------  ----------
Total debt securities ...................  $  3,610.1  $  3,778.5
                                           ==========  ==========

The following table summarizes proceeds, gains and losses realized from the sale of investment securities during the three year period ended December 31, 1995:

                                 1995        1994        1993
                               --------    --------    --------
                                   (in millions of dollars)
    DEBT SECURITIES:
     Sale Proceeds ............$1,370.9    $1,036.4    $2,093.4
     Gross Realized Gains .....    21.4        15.0        58.6
     Gross Realized Losses ....    15.5        18.9        13.3

    EQUITY SECURITIES:
     Sale Proceeds ............$  202.7    $  185.1    $  258.6
     Gross Realized Gains .....    87.4        80.5       160.5
     Gross Realized Losses ....     6.9        11.9         2.3

NOTE 6.  OTHER NONEARNING ASSETS

Other nonearning assets consist of:

                                                       DECEMBER 31
                                                  ----------------------
                                                     1995        1994
                                                  ----------  ----------
                                                 (in millions of dollars)
    Property and equipment at cost .............  $    258.7  $    257.6
    Accumulated depreciation ...................      (123.6)     (127.8)
                                                  ----------  ----------
    Net property ...............................  $    135.1  $    129.8
    Nonperforming assets (net of valuation
     reserves) .................................       339.1       304.8
    Insurance premiums receivable ..............       180.1       209.4
    Residential servicing advances and excess
     servicing fees ............................       151.2       217.7
    Deferred policy acquisition cost ...........       228.8       200.3
    Other assets ...............................       983.7       683.9
                                                  ----------  ----------
    Total ......................................  $  2,018.0  $  1,745.9
                                                  ==========  ==========


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7.  LINES OF CREDIT WITH BANKS

The Company maintains four syndicated bank credit facilities in the U.S. and Europe.

As of December 31, 1995, syndicated bank credit facilities in the U.S. included a five year, $10.0 billion revolving credit facility which expires in May, 2000, and a $12.2 billion 364-day asset-backed commercial paper liquidity and receivables credit facility for New Center Asset Trust (NCAT), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

In Europe, the syndicated facilities are used as needed to fund GMAC's financing operations in line with the Company's historical reliance on bank debt outside the U.S. and Canada. In this regard, these five-year syndicated facilities expire in May, 2000, and are comprised of a $500 million revolving credit facility to GMAC International Finance in the Netherlands and a 400 million United Kingdom Pound Sterling revolving credit facility to GMAC (UK) plc.

With respect to the $10.0 billion revolving credit facility, GMAC has agreed to a covenant such that, so long as the commitments remain in effect or any amount is owing to any lender under such commitments, the ratio of consolidated debt to total stockholder's equity at the last day of any fiscal quarter shall not exceed 11.0:1. At December 31, 1995 and 1994, this ratio amounted to 9.1:1 and 8.4:1, respectively.

Inclusive of these syndicated agreements, credit facilities maintained worldwide totaled $40,039.5 million at December 31, 1995, compared to $34,007.6 million at December 31, 1994. Facilities available for use as commercial paper back-up in the United States amounted to $22,150.0 million and $18,505.0 million at December 31, 1995 and 1994, respectively, all of which were unused. GMAC Mortgage Corporation had $1,300.0 million of bank lines of credit at December 31, 1995, compared with $965.0 million at December 31, 1994, which are utilized in the normal course of business. Of these lines, $311.0 million and $465.0 million were unused at December 31, 1995 and 1994, respectively.

Credit facilities supporting operations in Canada, Europe, Latin America and Asia Pacific totaled $16,584.5 million at December 31, 1995 and $14,537.6 million at December 31, 1994 of which $8,001.3 million and $6,682.1 million were unused at December 31, 1995 and 1994, respectively. As of December 31, 1995, the committed and uncommitted portion of such credit facilities totaled $5,014.3 million and $11,570.2 million, respectively. As of December 31, 1994, the committed and uncommitted portion of such credit facilities totaled $4,812.1 million and $9,725.5 million, respectively.






                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8.  NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE YEAR

                                                   DECEMBER 31
                                              ----------------------
                                                 1995        1994
                                              ----------  ----------
                                             (in millions of dollars)
Short-term notes
 Commercial paper ..........................  $ 21,926.0  $ 18,644.4
 Master notes ..............................       253.5       500.9
 Demand notes ..............................     3,037.4     2,542.6
 Other .....................................     1,433.9       742.2
                                              ----------  ----------
Total principal amount .....................    26,650.8    22,430.1
Unamortized discount .......................      (343.8)     (131.5)
                                              ----------  ----------
Total ......................................    26,307.0    22,298.6
                                              ----------  ----------

Bank loans and overdrafts
 United States .............................     1,014.0       552.0
 Other Countries ...........................     7,031.7     5,271.4
                                              ----------  ----------
Total ......................................     8,045.7     5,823.4
                                              ----------  ----------

Other notes, loans and debentures
 payable within one year
  United States:
    Medium-term notes ......................     6,920.9     5,072.0
    Other (net) ............................     1,776.1     1,164.6
  Other countries ..........................       822.1       756.2
                                              ----------  ----------
Total ......................................     9,519.1     6,992.8
                                              ----------  ----------

Total payable within one year ..............  $ 43,871.8  $ 35,114.8
                                              ==========  ==========

The weighted average interest rates on short-term borrowings outstanding (original term of one-year of less) at December 31, 1995 and 1994 were 6.04% and 6.10%, respectively.

After consideration of foreign currency swaps, the above maturities denominated in currencies other than the U.S. Dollar primarily consist of Canadian Dollar ($2,818.3 million), German Mark ($3,217.6 million), Australian Dollar ($1,202.7 million) and United Kingdom Pound Sterling ($1,541.4 million). The Company and its subsidiaries have entered into foreign currency swap agreements to hedge exposures related to notes and loans payable in currencies other than the local currency of the debt issuing entity.











                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8.  NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE YEAR (CONCLUDED)

To achieve its desired balance between fixed and variable rate debt, the Company has entered into interest rate swap, interest rate cap and swaption agreements. The breakdown between the fixed and variable (predominately based on London Interbank Offering Rate or LIBOR) interest rate amounts based on contractual terms and after the effect of interest rate derivatives is as follows:

                                                  December 31

                                               1995          1994
                                             ---------    ---------
                                            (in millions of dollars)
DEBT BALANCES BASED ON CONTRACTUAL TERMS:
Fixed amount .............................   $37,337.3    $31,676.9
Variable amount ..........................     6,878.3      3,569.4

DEBT BALANCES AFTER EFFECT OF DERIVATIVES:
Fixed amount .............................   $37,711.0    $31,696.7
Variable amount ..........................     6,504.6      3,549.6
































                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9.  NOTES, LOANS AND DEBENTURES PAYABLE AFTER ONE YEAR

                              Weighted average
                              interest rates at       December 31
MATURITY                      DECEMBER 31, 1995    1995         1994
                              ----------------- ----------  ----------
Notes, Loans And Debentures                     (in millions of dollars)
United States currency
 1996 ......................       --           $    --     $  8,588.5
 1997 ......................      6.8%             8,522.5     6,539.7
 1998 ......................      6.7%             4,975.3     2,048.3
 1999 ......................      7.1%             3,680.0     3,209.1
 2000 ......................      7.8%             2,453.2     1,443.1
 2001 ......................      8.0%             1,323.9     1,052.9
 2002 - 2006 ...............      7.1%             3,777.6     1,650.4
 2007 - 2011 ...............     10.3%               900.0       900.0
 2012 - 2016 ...............      9.6%               977.2       977.2
 2017 - 2049 ...............      5.9%                75.0        75.0
                                                ----------  ----------
Total United States currency                      26,684.7    26,484.2

Other currencies
 1996 - 2004 ...............      7.8%             5,130.0     5,844.9
                                                ----------  ----------

Total notes, loans and
 debentures ................                      31,814.7    32,329.1
Unamortized discount .......                        (764.1)     (789.5)
                                                ----------  ----------
Total notes, loans and
 debentures payable after
 one year ..................                    $ 31,050.6  $ 31,539.6
                                                ==========  ==========

The aggregate principal amounts of notes, loans and debentures with terms of more than one year from dates of issue, maturing in the years following December 31, 1996, are as follows: 1997 - $11,013.5 million; 1998 - $6,363.5 million;
1999 - $4,426.5 million; 2000 - $2,791.5 million; and 2001 and after - $7,219.7 million.

After consideration of foreign currency swaps, the above maturities which are denominated in currencies other than the U.S. Dollar, primarily consist of the Canadian Dollar ($1,636.8 million), German Mark ($1,612.6 million), Australian Dollar ($554.0 million) and United Kingdom Pound Sterling ($871.4 million). The Company and its subsidiaries have entered into foreign currency swap agreements to hedge exposures related to notes and loans payable in currencies other than the local currency of the debt issuing entity.

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

Debt issues totaling $1,952.2 million are redeemable, at par or slightly above, at the Company's option. The debt issues are redeemable anytime until prior to their maturity dates -- the latest date being November 2049.

The Company's debt includes $775.0 million in notes with fixed rates and $1,580.0 million in notes with variable rates which provide investors the option to cause GMAC to repurchase them at specific dates through November 2049. Generally, the probability of exercising an option would increase in the event of a reduction in one or more of the Company's security ratings or, where the notes are subject to fixed interest rates, an increase in market interest rates. For purposes of the above maturities, it is assumed that no repurchase will occur.

To achieve its desired balance between fixed and variable rate debt, the Company has entered into interest rate swap, interest rate cap and swaption agreements. The breakdown between the fixed and variable (predominately based on London Interbank Offering Rate or LIBOR) interest rate amounts based on contractual terms and after the effect of interest rate instruments is as follows:

                                                     December 31
                                                1995           1994
                                             ---------      ---------
                                              (in millions of dollars)
DEBT BALANCES BASED ON CONTRACTUAL TERMS:
Fixed amount .............................   $26,919.0      $27,372.6
Variable amount ..........................     4,895.7        4,956.5

DEBT BALANCES AFTER EFFECT OF DERIVATIVES:
Fixed amount .............................    27,003.9       27,255.7
Variable amount ..........................   $ 4,810.8      $ 5,073.4















                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10.  UNITED STATES, FOREIGN AND OTHER INCOME TAXES

The Company and its domestic subsidiaries join with General Motors Corporation in filing a consolidated United States Federal income tax return. The portion of the consolidated tax recorded by the Company and its subsidiaries included in the consolidated tax return generally is equivalent to the liability that would have been incurred on a separate return basis. Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on remittance of the Company's share of subsidiaries' undistributed earnings not deemed to be indefinitely reinvested. Taxes have not been provided on foreign subsidiaries' earnings which are deemed indefinitely reinvested of approximately $719.1 million at December 31, 1995 and $524.5 million at December 31, 1994. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

Deferred income taxes reflect the impact of "temporary differences" between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws.

The tax effects of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities for 1995 and 1994 are as follows:

                                                DECEMBER 31, 1995
                                              ----------------------
                                                ASSET     LIABILITY
                                              ----------  ----------
                                             (in millions of dollars)
Lease transactions .........................  $     --    $  1,980.5
Provision for financing losses .............       299.2        --
Debt transactions ..........................        --         311.9
Unrealized gain on securities ..............        --         158.9
Sales of finance receivables ...............         4.8        --
State and local taxes ......................        --         186.3
Insurance loss reserve discount ............        90.3        --
Unearned insurance premiums ................        88.1        --
Other postretirement benefits ..............       213.3        --
Alternative minimum tax ....................        54.7        --
Other ......................................       155.6       444.0
                                              ----------  ----------
Total deferred income taxes ................  $    906.0  $  3,081.6
                                              ==========  ==========












                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10.  UNITED STATES, FOREIGN AND OTHER INCOME TAXES (CONTINUED)

                                                DECEMBER 31, 1994
                                              ----------------------
                                                ASSET     LIABILITY
                                              ----------  ----------
                                             (in millions of dollars)
Lease transactions .........................  $     --    $  1,707.2
Provision for financing losses .............       250.0        --
Debt transactions ..........................        --         298.1
Unrealized gain on securities ..............                    17.0
Sales of finance receivables ...............        --          57.0
State and local taxes ......................        --         145.5
Insurance loss reserve discount ............        89.8        --
Unearned insurance premiums ................        90.0        --
Other postretirement benefits ..............       201.5        --
Alternative minimum tax ....................       180.3        --
Other ......................................        76.1       367.4
                                              ----------  ----------
Total deferred income taxes ................  $    887.7  $  2,592.2
                                              ==========  ==========

The significant components of income tax expense are as follows:

                                   FOR THE YEARS ENDED DECEMBER 31
                                  ----------------------------------
                                     1995        1994        1993
                                  ----------  ----------  ----------
                                       (in millions of dollars)
Income taxes estimated to be
 currently payable/(refundable)
 United States Federal .........  $    150.7  $   (129.5) $     32.9
 Foreign .......................       103.3       147.3       162.8
 United States state and local .        27.1       (31.3)       28.9
                                  ----------  ----------  ----------
Total income taxes payable/
 (recoverable) currently .......       281.1       (13.5)      224.6
                                  ----------  ----------  ----------

Deferred income taxes:
 United States Federal .........       248.8       352.9       343.7
 Foreign .......................       185.6       104.1        (3.0)
 United States state and local .        36.7        69.2        26.4
                                  ----------  ----------  ----------
Total deferred income taxes
 (credits) .....................       471.1       526.2       367.1
                                  ----------  ----------  ----------

Income tax expense .............  $    752.2  $    512.7* $    591.7
                                  ==========  ==========  ==========












                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10.  UNITED STATES, FOREIGN AND OTHER INCOME TAXES (CONCLUDED)

Income tax provisions recorded by the Company differ from the computed amounts developed by applying the statutory United States Federal income tax rate to income before income taxes. The following schedule reconciles the U.S. statutory income tax rate to the actual income tax rate recorded by the Company:

                                    FOR THE YEARS ENDED DECEMBER 31
                                   --------------------------------
                                      1995        1994        1993
                                   ----------  ----------  --------
United States Federal statutory
 income tax rate..................    35.0%       35.0%       35.0%
Effect of (in percentage points)
 State and local income taxes ....     2.4         1.7         2.8
 Tax exempt interest and
  dividends received which are not
  fully taxable ..................    (1.7)       (2.5)       (1.9)
 Adjustment to U.S. taxes on
  foreign income .................     3.3         0.9         3.4
 Foreign income tax rate
   differential ..................     4.4         2.3        (0.4)
 Other ...........................    (1.2)       (1.8)       (1.3)
                                   ----------  ----------  --------
Effective tax rate ...............    42.2%       35.6%*      37.6%
                                   ==========  ==========  ========
----------
* Excludes cumulative effects of changes in accounting principles.

NOTE 11.  PENSION PROGRAM

The Company and certain of its subsidiaries participate in various pension plans of General Motors Corporation and its domestic and foreign subsidiaries, which cover substantially all of their employees. Benefits under the plans are generally related to an employee's length of service, salary and, where applicable, contributions. GMAC Mortgage Corporation and NAVCO Corp., two wholly-owned subsidiaries, have separate retirement plans which provide for pension payments to their eligible employees upon retirement. Pension expense of Company and its subsidiaries amounted to $27.9 million in 1995, $17.6 million in 1994 and $38.9 million in 1993.














                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 12.  OTHER POSTRETIREMENT BENEFITS

The Company and certain of its subsidiaries participate in various postretirement medical, dental, vision and life insurance plans of General Motors Corporation. These benefits are funded as incurred from the general assets of the Company.

The Company accrues postretirement benefit costs over the active service period of employees to the date of full eligibility for such benefits. The Company has provided for certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as "other benefit obligations." Notwithstanding the recording of such amounts and the use of these terms, the Company does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of the Company (other than pensions) represent legally enforceable liabilities of the Company.

In November 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 112, Employers' Accounting for Postemployment Benefits, which established a new accounting principle for the cost of benefits provided to former or inactive employees after employment but before retirement. The Statement was effective for fiscal years beginning after December 15, 1993. The Company adopted this standard effective January 1, 1994; the after-tax unfavorable cumulative effect of this change was $7.4 million. The ongoing effect in subsequent periods is not material.

The total non-pension postretirement benefits expense of the Company amounted to $57.0 million, $70.7 million and $65.8 million in 1995, 1994, and 1993 respectively, and included the components set forth below:

                                            DECEMBER 31
                                      ----------------------
                                       1995    1994    1993
                                      ------  ------  ------
                                     (in millions of dollars)
Benefits attributed to
 the current year ..............      $ 12.7  $ 19.9  $ 14.7
Interest accrued on benefits
 attributed to prior years .....        44.3    50.8    51.1
                                      ------  ------  ------

Total non-pension postretirement
 benefits expense ..............      $ 57.0  $ 70.7  $ 65.8
                                      ======  ======  ======











                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 13.  TRANSACTIONS WITH AFFILIATES

The Company is wholly-owned by General Motors Corporation and as such, the Company may receive support from the parent corporation if necessary to maintain competitive leverage levels and its fixed charge coverage ratio. No such payments were received during 1995, 1994 or 1993.

Under special rate programs sponsored by General Motors, an interest rate differential is provided as reimbursement for amounts advanced to dealers on behalf of GM. The earned portion of such amounts constituted 6.1% of gross revenue in 1995, compared with 7.1% in 1994 and 6.1% in 1993.

The amounts due General Motors Corporation and affiliated companies at the balance sheet dates relate principally to current wholesale financing of sales of General Motors products and a nonrecourse transfer for consideration of a portion of future lease revenues. To the extent that wholesale settlements with General Motors are made prior to the transit time (which may occur from time-to-time due to seasonal or other factors), interest is received from General Motors.

On occasion, the Company may also extend loans to General Motors Corporation, its subsidiaries and affiliates. At December 31, 1995, there were no such loans outstanding. Outstanding loans to General Motors Corporation and affiliates totaled $1,080.5 million at December 31, 1994. Total interest income from these loans amounted to $73.4 million in 1995, $92.6 million in 1994 and $619.2 million in 1993.

The Company purchases certain vehicles which General Motors acquired from its fleet and rental customers. The cost of these vehicles held for resale, which is included in other earning assets, was $400.7 million at December 31, 1995, compared with $938.9 million at December 31, 1994. Total service fee income received from General Motors on these vehicles amounted to $41.2 million in 1995, $24.7 million in 1994 and $30.5 million in 1993.

The Company purchases data processing and communications services from Electronic Data Systems Corporation, a subsidiary of General Motors Corporation. Such purchases, which are included in operating expenses, amounted to $324.4 million in 1995, compared with $268.8 million in 1994 and $272.5 million in 1993.

Insurance premiums earned by Motors Insurance Corporation on certain coverages provided to General Motors totaled $253.0 million, $278.3 million and $322.1 million in 1995, 1994 and 1993, respectively.








                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 14.  MORTGAGE BANKING

The Company's mortgage subsidiaries, collectively the GMAC Mortgage Group (GMACMG), perform a wide array of mortgage banking activities including the origination, purchase and servicing of residential, commercial and multifamily mortgage loans and the issuance of private mortgage-backed securities. In addition, GMACMG actively pursues the acquisition of mortgage servicing rights from other mortgage bankers and financial institutions. Effective January 1, 1995, GMACMG adopted SFAS No. 122, Accounting for Mortgage Servicing Rights. There was no material impact on the Company's consolidated financial position or results of operations as a result of adoption.

The following summarizes GMACMG's origination and purchase of mortgage loans and acquisition of mortgage servicing rights for the years ended December 31, 1995 and 1994, respectively.

                                                 1995        1994
                                              ----------  ----------
                                             (in millions of dollars)
Loans originated/brokered:
 Residential ...............................  $  3,451.2  $  4,438.7
 Commercial ................................     2,139.6       405.0

Loan purchases .............................     8,472.3     6,538.0

Bulk servicing acquisitions:
 Residential ...............................    11,801.9     4,676.2
 Commercial ................................    10,084.3     1,015.2

GMACMG sells a majority of its originated loans into agency (FHLMC, FNMA and GNMA) mortgage-backed securities and whole loans to private investors while maintaining the right to service such mortgage loans. GMACMG packages its purchased mortgage loans into AA or AAA rated private mortgage-backed securities for sale to investment bankers and private mortgage investors.

As part of its conduit mortgage banking activities, GMACMG retains subordinated and stripped mortgage-backed securities which are classified as trading securities and held at estimated market value. On certain transactions, GMACMG will retain full or limited recourse for credit or other losses incurred by the purchaser of the loans sold. GMACMG establishes allowances for estimated future losses related to the outstanding recourse obligations which management considers adequate. In addition, GMACMG provides appropriate loss allowances on warehouse lines and other loans held as investments.









                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 14.  MORTGAGE BANKING (CONCLUDED)

The right to service loans is contracted under primary or master servicing agreements. Under primary servicing agreements, GMACMG collects monthly principal, interest and escrow payments from individual mortgagors and performs certain accounting and reporting functions on behalf of the mortgage investors. As master servicer, GMACMG collects monthly payments from various sub-servicers and performs certain accounting and reporting functions on behalf of the mortgage investors. As compensation for such servicing activities, the Company earns a servicing fee. With the exception of serviced mortgages owned by GMACMG, the servicing portfolio and its related escrow balances are not reflected in GMACMG's financial statements.

Following are selected financial and statistical information of GMACMG as of December 31, 1995 and 1994:

                                                 1995        1994
                                              ----------  ----------
                                             (in millions of dollars)
Servicing portfolio
 Residential ...............................  $ 46,776.7  $ 34,477.6
 Commercial ................................    15,013.0     4,872.5
 Master Servicing* .........................    19,399.4    19,374.5
                                              ----------  ----------
Total ......................................  $ 81,189.1  $ 58,724.6
                                              ==========  ==========

Number of serviced loans ...................     604,220     471,029
                                                 =======     =======

* Represents loans for which GMACMG performs solely a master servicing function.

Financial Information

                                                FOR THE YEARS ENDED
                                              ----------------------
                                                 1995        1994
                                              ----------  ----------
                                             (in millions of dollars)
Mortgage servicing rights
 and excess servicing fees .................  $    585.2  $    372.6
                                              ----------  ----------

Loans sold with recourse ...................  $ 14,142.6  $  6,811.6
                                              ----------  ----------

Maximum exposure on loans sold
 Full recourse .............................  $    390.4  $    299.9
 Limited recourse ..........................       553.8       703.1
                                              ----------  ----------
Total ......................................  $    944.2  $  1,003.0
                                              ==========  ==========

Allowance for losses on loans sold
 with recourse .............................  $     25.8  $     18.3
                                              ----------  ----------

The maximum recourse exposure shown above is net of amounts reinsured with third parties which totaled $327.7 million and $238.0 million at December 31, 1995 and 1994, respectively.


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Fair value information presented herein is based on information available at December 31, 1995 and 1994. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to December 31, 1995 and 1994 may differ significantly from these amounts. The estimated fair value of financial instruments held by the Company, for which it is practicable to estimate that value, were as follows:

Balance sheet financial instruments:

                               1995                    1994
                      ----------------------  ----------------------
                                   Estimated               Estimated
                         Book        Fair        Book        Fair
                         VALUE       VALUE       VALUE       VALUE
                      ----------  ----------  ----------  ----------
                                 (in millions of dollars)
Assets
Cash and cash
  equivalents ......  $  1,448.6  $  1,448.6  $  1,339.5  $  1,339.5
Investments in
  securities .......     4,328.2     4,328.2     3,891.7     3,891.7
Finance receivables     59,330.4    59,711.5    54,625.1    54,446.5
Other earning assets      --          --         1,080.5     1,091.3
Real estate mortgages
  held for resale ..     1,486.8     1,502.6     1,244.0     1,244.0
  held as investing
   and lending
   receivables .....     1,416.9     1,403.4       920.6       920.6
  excess servicing .       114.9       115.0       156.1       156.1
Due and deferred from
  receivable sales .     1,371.4     1,452.6     1,564.6     1,730.9
Liabilities
Debt ...............  $ 74,922.4  $ 78,461.9  $ 66,654.4  $ 67,199.7








                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Off-balance sheet financial instruments:

                        DECEMBER 31, 1995       DECEMBER 31, 1994
                      ---------------------   -----------------------
                      Contract/               Contract/
                       Notional  Unrealized    Notional   Unrealized
                        AMOUNT   GAIN/(LOSS)    AMOUNT    GAIN/(LOSS)
                      ---------- ----------   ----------  -----------
                                (in millions of dollars)
Commitments to
  originate/purchase
  mortgages ........  $  2,895.9   $   10.0   $    689.5    $   (2.4)
Commitments to sell
  mortgages ........     2,153.7       (9.6)       694.1        (4.2)
Mortgage-related
  Futures ..........       201.0       --        4,399.0         2.5
Unused mortgage
  lending
  commitments ......     1,817.9        3.4      1,801.3        --
Unused revolving
  credit lines
  to dealers .......       239.7       --          400.0        --
Interest rate
  instruments (1) ..    16,135.4       47.9      9,829.5       (68.3)
Foreign currency
  instruments (2) ..  $  2,484.7   $    4.1   $  1,757.1    $   88.2

(1) The 1995 notional balances include $10,950.8 million in financial instruments that are recorded at their fair value on the balance sheet. The related net asset recorded on the balance sheet for these financial instruments totaled $10.9 million at December 31, 1995.

(2) Includes $1,219.4 million and $907.0 million in cross currency interest rate swaps with unrealized gains of $30.9 million and $65.8 million at December 31, 1995 and 1994, respectively.

CASH AND CASH EQUIVALENTS
The book value approximates fair value because of the short maturity of these instruments.

INVESTMENTS IN SECURITIES
Certificates of deposit, bonds, notes, and other temporary investments are carried at market value. Equity securities are carried at fair value. The aggregate excess of fair value over cost, net of related income taxes, is included as a separate component of stockholder's equity. The fair value of the financial instruments reflected above is based on quoted market prices.





                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

FINANCE RECEIVABLES
The fair value is estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to each category of finance receivables. The carrying value of wholesale receivables and other receivables whose interest rates adjust on a short-term basis with applicable market indices (generally the prime rate) are assumed to approximate fair value either due to their short maturities or due to the interest rate adjustment feature.

OTHER EARNING ASSETS
The fair value is estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to certain categories of other earning assets.

REAL ESTATE MORTGAGES AND EXCESS SERVICING FEES
The fair values of real estate mortgages held for sale (including warehouse lines) and loans held for investment and lending receivables was determined through a review of published market information associated with similar instruments. The fair value of excess servicing fees was determined by discounting net future cash flows at a risk adjusted discount rate.

DUE AND DEFERRED FROM RECEIVABLE SALES
The fair value of retained subordinated interests in trusts and excess servicing assets (net of deferred costs) was derived by discounting expected cash flows using current market rates.

DEBT
The fair value of the debt payable within one year is determined by using quoted market prices, if available, or calculating the estimated value of each bank loan, note or debenture in the portfolio at the applicable rate in effect. Commercial paper, master notes, and demand notes have an original term of less than 90 days and, therefore, the carrying amount of these liabilities is considered fair value. Debt payable beyond one year has an estimated fair value based on quoted market prices for the same or similar issues or based on the current rates offered to the Company for debt with similar remaining maturities.

COMMITMENTS TO ORIGINATE/PURCHASE MORTGAGES
The fair value of commitments is estimated using quoted market prices associated with commitments to sell similar mortgages in estimated future periods.

COMMITMENTS TO SELL MORTGAGES
The fair value of commitments is estimated using quoted market prices associated with similar commitments.




                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONCLUDED)

UNUSED MORTGAGE LENDING COMMITMENTS
The fair value determination of unused commitments on mortgages and lending commitments is not seperately determinable and is reflected in the underlying assets with which they are associated.

UNUSED REVOLVING CREDIT LINES TO DEALERS
The contractual value of the unused portion of inventory floorplan lines of credit extended to dealers will approximate market value since they reprice at prevailing market rates.

INTEREST RATE INSTRUMENTS
The fair value of the existing interest rate swaps is estimated by discounting expected cash flows using quoted market interest rates. The fair value of the written options is estimated using quoted market prices.

FOREIGN CURRENCY INSTRUMENTS
The estimated fair value of the foreign currency swaps is derived by discounting expected cash flows using market exchange rates over the remaining term of the agreement.

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company is a party to derivative financial instruments with off-balance-sheet risk which it uses in the normal course of business to reduce its exposure to fluctuations in interest and foreign exchange rates. The objectives of the derivative financial instruments portfolio are to manage interest rate and currency risks by offsetting a companion asset or funding obligation; adjusting fixed and floating rate funding levels; and facilitation of securitization transactions. The primary classes of derivatives used by the Company are interest rate and foreign exchange swaps and interest rate caps. Those instruments involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the periodic monitoring and approval of financially sound counterparties. Market risk is mitigated because the derivatives are generally used to hedge underlying transactions. The financial instrument transactions include some embedded options and structured interest rate swaps of which all are either marked-to-market or specifically matched, respectively. Cash receipts or payments on these agreements normally occur at periodic contractually defined intervals.









                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)

INTEREST RATE INSTRUMENTS
The Company's financing and cash management activities subject it to market risk from exposure to changes in interest rates. To manage these exposures, the Company has entered into various financial instrument transactions. The Company's objective of entering into these transactions is to minimize interest expense while maintaining the desired level of exposure to the risk of interest rate fluctuations. Interest rate swaps are contractual agreements between the Company and another party to exchange the net difference between a fixed and floating interest rate periodically over the life of the contract without the exchange of the underlying principal amount. The Company will at times use written options (including swaptions and interest rate caps). Interest rate options such as swaptions generally permit but do not require the purchaser of the option to exchange interest payments in the future. Interest rate cap agreements provide the holder protection against interest rate movements above the established rate. In exchange for assuming this risk, the writer receives a premium at the outset of the agreement.

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

In the normal course of managing its interest rate liabilities, the Company occasionally enters into forward starting swaps in anticipation of future debt issuance. At December 31, 1995, the Company had entered into forward starting swaps with notional amounts totaling $1 billion to hedge anticipated 1996 debt issuance. At the time at which the Company issues debt, these swaps will be terminated and any realized profit or loss related to such swaps will be recognized as either a reduction or increase of interest expense and will be amortized over the life of the debt or the original term of the swap, whichever is shorter.

Derivative activities resulted in interest expense decreases of $1.4 million, $5.2 million and $16.6 million for the years ended December 31, 1995, 1994 and 1993, respectively. The effect of these transactions on the Company's weighted average borrowing rates were basis point decreases of less than one, one and two for 1995, 1994 and 1993, respectively.






                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)

Summaries of the Company's interest rate swaps and written options by maturity and weighted average rate (predominately based on London Interbank Offering Rate or LIBOR) at December 31, 1995 and 1994, are as follows:

                   INTEREST RATE SWAPS DECEMBER 31, 1995

       Year     Notional Amount       GMAC Receives      GMAC Pays
       DUE       (IN MILLIONS)          FLOATING           FIXED
       ----     ---------------       -------------      ---------
       1996     $    158.4                 5.61%            4.61%
       1997          163.1                 7.05%            7.87%
       1998          137.8                 6.94%            7.98%
       1999          233.0                 5.37%            6.37%
       2000          104.3                 5.47%            6.02%
       2001          500.0                 5.49%            6.21%
       2002-2006     600.0                 5.62%            6.34%
                -------------
     Subtotal   $  1,896.6
                -------------
                                        GMAC Pays        GMAC Receives
                                        FLOATING             FIXED
                                        ---------        -------------
       1996     $  1,300.9                 5.54%            7.43%
       1997          806.0                 5.41%            7.37%
       1998          690.7                 5.39%            7.16%
       1999          353.9                 5.75%            8.45%
       2000            3.5                 5.57%            7.15%
                -------------
     Subtotal   $  3,155.0(2)
                -------------
                                        GMAC Pays        GMAC Receives
                                        FLOATING           FLOATING
                                        ---------        -------------
       1999     $  2,632.0                 7.27%            8.17%
       2000        2,072.7                 8.40%            8.21%
                -------------
     Subtotal   $  4,704.7
                -------------
     Total      $  9,756.3(1)
                =============

















                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)

                   INTEREST RATE SWAPS DECEMBER 31, 1994
     -----------------------------------------------------------------
       Year     Notional Amount       GMAC Receives      GMAC Pays
       DUE       (IN MILLIONS)          FLOATING           FIXED
       ----     ---------------       -------------      ---------
       1995     $    207.8                 6.59%            8.03%
       1996          157.9                 7.93%            4.57%
       1997           33.9                 8.09%            7.68%
       1998           43.3                11.44%           10.50%
       1996          152.0                 8.77%            7.51%
                -------------
     Subtotal   $    594.9
                -------------
                                        GMAC Pays        GMAC Receives
                                        FLOATING             FIXED
                                        ---------        -------------
       1995     $    968.0                 7.94%            7.19%
       1996          651.3                 8.52%            7.37%
       1997          626.2                 8.42%            7.32%
       1998          205.7                 8.56%            7.34%
       1999          245.9                 8.85%            8.72%
       2002          500.0                 8.17%            6.67%
                -------------
     Subtotal   $  3,197.1(2)
                -------------
                                        GMAC Pays        GMAC Receives
                                        FLOATING           FLOATING
                                        ---------        -------------
       1996     $    250.0                 8.53%            8.33%
       1999        2,578.0                 8.13%            8.75%
                -------------
     Subtotal   $  2,828.0
                -------------

     Total      $  6,620.0(1)
                =============

(1) Excludes GMAC Mortgage Corporation derivatives that are discussed under Mortgage Contracts.

(2) Includes notional amounts for swaps with amortizing balances. The swap balances amortize in relation to expected prepayments on the principal balances of the matched assets.















                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)

                                 WRITTEN OPTIONS
                                 ---------------

                                               December 31
                                         ------------------------
    YEAR DUE                                1995          1994
    --------                             ----------    ----------
                                             Notional Amounts
                                         (in millions of dollars)
Interest Rate Caps:
      1995                               $    --       $    133.8
      1996                                    809.8         300.0
      1998                                    382.5       2,475.7
      2000                                     66.8         --
                                         ----------    ----------
    Subtotal                             $  1,259.1    $  2,909.5
                                         ----------    ----------

   Swaptions:
      2000                               $    --       $    300.0
                                         ----------    ----------

     Total Options                       $  1,259.1(1) $  3,209.5
                                         ==========    ==========

(1) Includes notional amounts for options with amortizing balances. The option balances amortize in relation to expected prepayments on the principal balances of the matched assets.

FOREIGN CURRENCY INSTRUMENTS
The Company's financing activities subject it to market risk from exposure to changes in foreign exchange rates. Currency swaps are used to hedge foreign exchange exposure on foreign currency denominated debt by converting the funding currency to the currency of the assets being financed. Foreign exchange swaps are legal agreements between two parties to purchase and sell a foreign currency, for a price specified at the contract date, with delivery and settlement in the future.

The notional maturities of currency swaps as of December 31, 1995 and 1994 are as follows:

                              CURRENCY SWAPS
               -------------------------------------------
                                         December 31
                                       1995        1994
                                    ----------  ----------
                                   (in millions of dollars)
               Year Due:
                 1995              $     --     $    310.0
                 1996                    796.1       329.2
                 1997                    732.4       660.5
                 1998                    337.8       234.7
                 1999                    529.8       222.7
                 2000                      2.0       --
                 2001                     86.6       --
                                    ----------  ----------
                Total               $  2,484.7  $  1,757.1
                                    ==========  ==========


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)

A reconciliation of the Company and its subsidiaries' interest rate and currency swaps activities for the years ended December 31, 1995 and 1994, is as follows:

                          INTEREST RATE SWAPS      CURRENCY SWAPS
                         --------------------  --------------------
                              December 31           December 31
                            1995       1994       1995       1994
                         ---------  ---------  ---------  ---------
                                   (in millions of dollars)

Beginning notional amount $ 6,620.0  $ 1,760.2  $ 1,757.1  $ 1,564.9
  Add:
   New contracts            5,636.0    5,408.9    2,624.2      561.3
  Less:
   Terminated contracts     1,000.0       --         --         --
   Expired contracts        1,499.7      549.1    1,896.6      369.1
                          ---------  ---------  ---------  ---------
Ending notional amount    $ 9,756.3  $ 6,620.0  $ 2,484.7  $ 1,757.1
                          =========  =========  =========  =========

The following table summarizes the notional amounts of the Company and its subsidiaries' currency and interest rate swaps by major currency:

                                              December 31
                                            1995        1994
                                         ----------  ----------
                                        (in millions of dollars)
Currency Swaps (by currency paid):
  Australian dollars                     $    810.9  $    510.4
  Canadian dollars                            728.0       393.2
  United Kingdom pounds sterling              559.0       464.9
  United States dollars                        97.8       258.9
  Other                                       289.0       129.7
                                         ----------  ----------
Total currency swaps                     $  2,484.7  $  1,757.1
                                         ----------  ----------

Interest Rate Swaps:
  United States                          $  9,230.1  $  6,363.9
  Canada                                      212.7       206.5
  Other                                       313.5        49.6
                                         ----------  ----------
Total interest rate swaps                $  9,756.3  $  6,620.0
                                         ----------  ----------

Total currency and interest rate swaps   $ 12,241.0  $  8,377.1
                                         ==========  ==========











                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)

MORTGAGE CONTRACTS
GMACMG uses various off-balance sheet financial instruments in the normal course of business to manage inherent risk. The derivative financial instruments are held for purposes other than trading and consist primarily of interest rate floors and caps, written and purchased option contracts, futures contracts, and individually tailored swap products.

GMACMG uses derivative financial instruments to hedge price risk associated with its mortgage loans held for sale. At December 31, 1995 and 1994, the notional amount of such instruments totaled $100.0 million and $4,954.0 million, respectively. Realized and unrealized gains and losses associated with these instruments are considered in the lower of cost or market valuation of the mortgage loans. At December 31, 1995, GMACMG had options contracts outstanding on U.S. Treasury instruments and mortgage-backed securities.

GMACMG uses derivative financial instruments to hedge price and interest rate risk associated with its mortgage related securities. At December 31, 1995 and 1994, the notional amount of such instruments totaled $66.0 million and $667.0 million, respectively. Gains and losses associated with these instruments are recognized in the current period on a mark-to-market basis. At December 31, 1995, GMACMG had options and futures contracts outstanding on U.S. Treasury instruments and had entered into an interest rate swap agreement.

GMACMG enters into interest rate swap contracts in an effort to stabilize short-term borrowing costs and maintain a minimum return on certain loans held for investment. At December 31, 1995 and 1994, the notional amount of such instruments totaled $133.0 million and $461.0 million, respectively. The contracts involve the delivery of fixed payments to a counterparty in return for variable payments based upon a published index. The contracts' value fluctuate inversely to the values of the related loan portfolio. The contracts have maturities ranging from two to seven years. Amounts paid or received under such contracts are recorded as an adjustment to interest expense.

GMACMG uses interest rate caps and floors and futures contracts to manage potential prepayment activity associated with mortgage servicing rights. At December 31, 1995 and 1994, the notional amount of such instruments totaled $5,022.0 million and $482.0 million, respectively. The maturities of these instruments range between two and five years. These instruments are carried at fair value, with adjustments recorded to amortization expense.

GMACMG enters into various commitments to purchase or originate mortgage loans in the normal course of business. Commitments to purchase or originate mortgage loans totaled $2,895.9 million and $689.5 million at December 31, 1995 and 1994, respectively. These commitment obligations are considered in conjunction with the lower of cost or market valuation of mortgage inventory held for sale.



                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)

Warehouse lending involves the extension of short-term secured lines of credit to mortgage originators to finance mortgage loans until such loans are purchased by a permanent investor. Advances under the lines of credit are fully secured by the underlying mortgages and bear interest at a rate which is tied to a short-term index. At December 31, 1995 and 1994, unused warehouse lending commitments totaled $1,234.3 million and $1,418.9 million, respectively. Construction lending involves the extension of long-term secured lines of credit to construction project managers. At December 31, 1995 and 1994, unused construction lending commitments totaled $239.9 million and $150.8 million, respectively. In addition, GMACMG also has outstanding commitments to lend on available credit lines, primarily home equity lines of credit. At December 31, 1995 and 1994, unused lending commitments on these lines totalled $343.7 million and $231.6 million, respectively.

GMACMG sells a majority of its originated loans into agency (FHLMC, FNMA and GNMA) mortgage-backed securities and whole loans to private investors. GMACMG packages its purchased mortgage loans into AA or AAA rated private mortgage-backed securities for sale to investment bankers and private mortgage investors. Commitments to sell mortgage loans totaled $2,153.7 million and $694.1 million at December 31, 1995 and 1994, respectively.

CREDIT RISK
These aforementioned instruments contain an element of risk in the event the counterparties are unable to meet the terms of the agreements. However, the Company minimizes the risk exposure by limiting the counterparties to those major banks and financial institutions who meet established credit guidelines. Management also reduces its credit risk for unused lines of credit it extends by applying the same credit policies in making commitments as it does for extending loans. Management does not expect any counterparty to default on its obligations and, therefore, does not expect to incur any cost due to counterparty default. The Company does not require or place collateral for these financial instruments, except for the lines of credit it extends.

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








                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONCLUDED)

In terms of geographic concentrations as of December 31, 1995, 75.0% of GMAC's consolidated financing assets were U.S. based; 6.4% were in Canada; 15.0% were in Europe (of which 52.6% reside in Germany); 0.8% were in Latin America; and 2.8% were in Asia Pacific (of which Australia represents 83.2%). Reflecting general U.S. population patterns and GM sales activities, GMAC's five largest U.S. state concentrations, which in aggregate total 38.2% of U.S. financing assets, are as follows: 9.9% in Texas; 8.9% in California; 7.5% in Florida; 6.8% in Michigan; and 5.1% in Illinois.

NOTE 17.  SEGMENT INFORMATION

INDUSTRY SEGMENTS
The business of the Company and its subsidiaries is comprised primarily of financing and insurance operations.

Gross revenue, income before income taxes and assets applicable to financing and insurance operations are as follows:

                                     1995        1994        1993
                                  ----------  ----------  ----------
                                       (in millions of dollars)
Gross revenue
 Financing operations ..........  $ 13,359.6  $ 10,638.5  $ 10,871.2
 Insurance operations ..........     1,604.0     1,536.2     1,651.2
 Eliminations (a) ..............      (100.4)      (29.7)      (38.9)
                                  ----------  ----------  ----------
Total ..........................  $ 14,863.2  $ 12,145.0  $ 12,483.5
                                  ==========  ==========  ==========

Income before income taxes and
 cumulative effect of accounting
 changes
 Financing operations ..........  $  1,574.8  $  1,298.6  $  1,324.1
 Insurance operations ..........       208.4       141.2       248.7
                                  ----------  ----------  ----------
Total ..........................  $  1,783.2  $  1,439.8  $  1,572.8
                                  ==========  ==========  ==========

Assets at end of the year
 Financing operations ..........  $ 89,752.7  $ 81,208.4  $ 76,394.6
 Insurance operations ..........     4,871.4     4,390.7     4,415.0
 Eliminations (b) ..............       (51.1)      (61.7)      (58.8)
                                  ----------  ----------  ----------
Total ..........................  $ 94,573.0  $ 85,537.4  $ 80,750.8
                                  ==========  ==========  ==========

(a) Primarily intersegment insurance premiums earned.
(b) Intersegment insurance receivables.








                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 17.  SEGMENT INFORMATION (CONCLUDED)

GEOGRAPHIC SEGMENTS
Although the majority of its business is done in the United States, the Company also operates directly or through subsidiaries in many other countries around the world.

Gross revenue, income before income taxes and assets applicable to the Company's geographic areas of operations are as follows:

                                     1995        1994        1993
                                  ----------  ----------  ----------
                                        (in millions of dollars)
Gross revenue
 United States .................  $ 11,130.2  $  9,069.6  $  9,472.1
 Canada ........................     1,027.2       835.3       730.8
 Europe ........................     2,318.0     1,973.1     2,020.6
 Other countries ...............       402.1       278.6       264.3
 Eliminations (a) ..............       (14.3)      (11.6)       (4.3)
                                  ----------  ----------  ----------
Total ..........................  $ 14,863.2  $ 12,145.0  $ 12,483.5
                                  ==========  ==========  ==========

Income before income taxes and
 cumulative effect of accounting
 changes
 United States .................  $  1,234.3  $    878.2  $  1,166.5
 Canada ........................        64.0        45.1        18.4
 Europe ........................       430.5       480.2       333.5
 Other countries ...............        54.4        36.3        54.4
                                  ----------  ----------  ----------
Total ..........................  $  1,783.2  $  1,439.8  $  1,572.8
                                  ==========  ==========  ==========

Assets at end of the year
 United States .................  $ 73,516.9  $ 66,987.1  $ 64,755.2
 Canada ........................     5,533.1     5,023.7     4,657.7
 Europe ........................    12,424.7    11,118.8     9,352.0
 Other countries ...............     3,432.8     2,742.3     2,146.8
 Eliminations (b) ..............      (334.5)     (334.5)     (160.9)
                                  ----------  ----------  ----------
Total ..........................  $ 94,573.0  $ 85,537.4  $ 80,750.8
                                  ==========  ==========  ==========

(a) Intersegment interest income.
(b) Intersegment finance receivables.












                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 18.  COMMITMENTS AND CONTINGENT LIABILITIES

Minimum future commitments under operating leases having noncallable lease terms in excess of one year, primarily for real property, aggregating $188.8 million, are payable $54.5 million in 1996, $41.7 million in 1997, $31.1 million in 1998, $24.2 million in 1999, $13.6 million in 2000, and $23.7 million in 2001 and thereafter. Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $70.8 million in 1995, $57.6 million in 1994 and $55.4 million in 1993.

There are various claims and pending actions against the Company and its subsidiaries with respect to commercial and consumer financing matters, taxes and other matters arising out of the conduct of the business. Certain of these actions are or purport to be class actions, seeking damages in very large amounts. The amounts of liability on these claims and actions at December 31, 1995 were not determinable but, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on the Company's consolidated financial position or results of operations.
































SUPPLEMENTARY FINANCIAL DATA

SUMMARY OF CONSOLIDATED QUARTERLY EARNINGS

                                              1995 QUARTERS
                              ----------------------------------------------
                                FIRST       SECOND      THIRD      FOURTH
                              ----------  ----------  ----------  ----------
                                         (in millions of dollars)
Total financing revenue ....  $  2,717.4  $  2,917.6  $  2,959.6  $  3,069.4
Interest and discount
 expense ...................     1,219.8     1,275.3     1,222.9     1,218.3
Net financing revenue and
 other income ..............     1,278.2     1,426.9     1,361.3     1,555.7
Provision for financing
 losses ....................        55.0       133.3       118.9       141.6
Net income .................  $    254.9  $    259.2  $    253.7  $    263.2
--------------------------------------------------------------------------------


                                              1994 QUARTERS
                              ----------------------------------------------
                                FIRST       SECOND      THIRD      FOURTH
                              ----------  ----------  ----------  ----------
                                         (in millions of dollars)
Total financing revenue ....  $  2,163.0  $  2,304.7  $  2,351.5  $  2,599.6
Interest and discount
 expense ...................     1,010.0     1,045.3     1,041.6     1,134.0
Net financing revenue and
 other income ..............     1,155.2     1,158.2     1,157.3     1,209.6
Provision for financing
 losses ....................        64.1        54.8        (8.5)       66.9
Income before cumulative
 effect of accounting
 change ....................       224.9       216.1       244.6       241.5
Cumulative effect of accounting
 change ....................        (7.4)*      --          --          --
Net Income .................  $    217.5  $    216.1  $    244.6  $    241.5
--------------------------------------------------------------------------------

* Effective January 1, 1994, the Company adopted SFAS No. 112 - Employer's Accounting for Postemployment Benefits.



                                              1993 QUARTERS
                              ----------------------------------------------
                                FIRST       SECOND      THIRD      FOURTH
                              ----------  ----------  ----------  ----------
                                         (in millions of dollars)
Total financing revenue ....  $  2,267.8  $  2,219.8  $  2,187.2  $  2,077.2
Interest and discount
 expense ...................     1,300.0     1,221.5     1,114.1     1,085.6
Net financing revenue and
 other income ..............     1,267.0     1,378.9     1,313.3     1,101.1
Provision for financing
 losses ....................        57.0       118.9       116.7         8.2
Net income .................  $    284.1  $    285.4  $    204.8  $    206.8
--------------------------------------------------------------------------------

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

 (a) (3)  EXHIBITS (Included in Part IV of this report).        PAGE
          12   -- Statement of Ratio of Earnings to Fixed        67
                  Charges for the years 1995, 1994, 1993,
                  1992 and 1991.

          23.1 -- Consent of Independent Auditors.               68

          27   -- Financial Data Schedule (for SEC electronic    --
                  filing information only).

 (b)      REPORTS ON FORM 8-K.

 No current reports on Form 8-K have been filed by the Company during the fourth quarter of 1995.


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

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                      -------------------------------------
                                  (Registrant)
                          By

                          S/ J. M. LOSH
                          ---------------------------------------
DATE: MARCH 11, 1996      (J. Michael Losh, Chairman of the Board)
--------------------

Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below on the 11th day of March, 1996, by the following persons on behalf of the Registrant and in the capacities indicated.

          SIGNATURE                    TITLE
          ---------                    -----

S/ J. M. LOSH
------------------------
(J. Michael Losh)                  Chairman of the
                                  Board of Directors


S/ J. R. RINES
------------------------
(John R. Rines)                  President and            (Signing as
                                    Director               Chief
                                                           Executive
                                                           Officer)


S/ E. A. FELDSTEIN
------------------------
(Eric A. Feldstein)                Executive Vice         (Chief
                               President and Director      Financial
                                                           Officer)


S/ G. E. GROSS
------------------------
(Gerald E. Gross)                 Comptroller             (Signing as
                                                           Chief
                                                           Accounting
                                                           Officer)


S/ R. J. S. CLOUT
------------------------
(Richard J. S. Clout)              Executive Vice
                               President and Director


S/ J. E. GIBSON
------------------------
(John E. Gibson)                   Executive Vice
                               President and Director

                             SIGNATURES (CONCLUDED)



S/ J. D. FINNEGAN
------------------------
(John D. Finnegan)                   Director


S/ L. J. KRAIN
------------------------
(Leon J. Krain)                      Director


S/ H. J. PEARCE
------------------------
(Harry J. Pearce)                    Director


S/ W. A. REED
------------------------
(W. Allen Reed)                      Director


S/ J. F. SMITH, JR.
------------------------
(John F. Smith, Jr.)                 Director


S/ R. L. ZARRELLA
------------------------
(Ronald L. Zarrella)                 Director

























                                  EXHIBIT INDEX

Exhibit
NUMBER                            EXHIBIT NAME
-------                --------------------------------------

 12                    Ratio of Earnings to Fixed Charges

 23.1                  Consent of Independent Auditors,
                       Deloitte & Touche LLP

 27                    Financial Data Schedule (for SEC
                       electronic filing information only)










































                                                                      EXHIBIT 12

                      GENERAL MOTORS ACCEPTANCE CORPORATION

                       RATIO OF EARNINGS TO FIXED CHARGES


                                   For the Years ended December 31
                       1995        1994        1993        1992        1991
                    ----------  ----------  ----------  ----------  -------
                                     (in millions of dollars)
Consolidated net
 income* .........  $  1,031.0  $    927.1  $    981.1  $  1,218.7  $  1,038.2
Provision for
 income taxes ....       752.2       512.7       591.7       882.3       610.0
                    ----------  ----------  ----------  ----------  ----------

Consolidated income
 before income
 taxes ...........     1,783.2     1,439.8     1,572.8     2,101.0     1,648.2
                    ----------  ----------  ----------  ----------  ----------

Fixed charges
 Interest, debt
  discount and
  expense ........     4,936.3     4,230.9     4,721.2     5,828.6     6,844.7
 Portion of rentals
  representative of
  the interest
  factor .........        54.5        51.2        43.6        31.7        30.3
                    ----------  ----------  ----------  ----------  ----------
Total fixed charges    4,990.8     4,282.1     4,764.8     5,860.3     6,875.0
                    ----------  ----------  ----------  ----------  ----------

Earnings available
 for fixed charges  $  6,774.0  $  5,721.9  $  6,337.6  $  7,961.3  $  8,523.2
                    ==========  ==========  ==========  ==========  ==========

Ratio of earnings
 to fixed charges      1.36        1.33        1.33        1.35        1.23
                       ====        ====        ====        ====        ====



* Before cumulative effect of accounting change of ($7.4) million in 1994, ($282.6) million in 1992 and $331.5 million in 1991.















                                                                    EXHIBIT 23.1

CONSENT OF INDEPENDENT AUDITORS


GENERAL MOTORS ACCEPTANCE CORPORATION:

We consent to the incorporation by reference of our report dated January 29, 1996, appearing in this Annual Report on Form 10-K of General Motors Acceptance Corporation for the year ended December 31, 1995, in the following Registration
Statements:

                Registration
    FORM        STATEMENT NO                  DESCRIPTION
    ----        -------------         -----------------------------

    S-3         33-31596              $5,000,000,000 General Motors
                                       Acceptance Corporation GMAC
                                       Variable Denomination
                                       Adjustable Rate Demand Notes

    S-3         33-64235              $5,000,000,000 General Motors
                                       Acceptance Corporation Debt
                                       Securities

    S-3         33-63463              $10,000,000,000 General Motors
                                       Acceptance Corporation
                                       Medium-Term Notes



s/ DELOITTE & TOUCHE LLP
------------------------
   DELOITTE & TOUCHE LLP

600 Renaissance Center
Detroit, Michigan 48243-1704

March 14, 1996