Form 10-Q
period 1996-03-31
GENERAL MOTORS ACCEPTANCE CORP
filed 1996-05-09
CIK 40729

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
     1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996, OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
     1934 FOR THE TRANSITION PERIOD FROM            TO


                                               Commission file number 1-3754
                                                                      ------


                      GENERAL MOTORS ACCEPTANCE CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                  38-0572512
- -------------------------------                  ------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

767 Fifth Avenue, New York, New York                      10153
3044 West Grand Boulevard, Detroit, Michigan              48202
- --------------------------------------------           ---------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  313-556-5000
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

As of March 31, 1996, there were outstanding 22,000,000 shares of the issuer's common stock.


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

ITEM 1.    FINANCIAL STATEMENTS.

           In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items which are necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are unaudited and are not necessarily indicative of results which may be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements, the significant accounting
           policies,   and  the  other  notes  to  the  consolidated   financial
           statements included in the Company's 1995 Annual Report to the Securities and Exchange Commission on Form 10-K.

           The Financial  Statements  described  below are  submitted  herein as
Exhibit 20.

           1. Consolidated Balance Sheet, March 31, 1996, December 31, 1995 and March 31, 1995.

           2. Consolidated Statement of Income and Net Income Retained for Use in the Business for the Three Months Ended
                  March 31, 1996 and 1995.

           3. Consolidated Statement of Cash Flows for the Three Months Ended March 31, 1996 and 1995.

           4.     Notes to Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS
Consolidated net income for the quarter increased by 21% over the comparable prior year period.

                                               Three Months Ended March 31
                                               ---------------------------
                                                     1996       1995
                                                    ------     ------
                                                 (in millions of dollars)
Financing Operations                                $271.8     $216.3
Insurance Operations*                                 37.3       38.6
                                                    ------     ------
Consolidated Net Income                             $309.1     $254.9
                                                    ======     ======

* Motors Insurance Corporation (MIC)

Consolidated Return on Average Equity                 14.8%      12.7%

The 26% increase in first quarter net income from financing operations, including GMAC Mortgage Group (GMACMG) results, is attributable to improvement in North American financing margins, principally in the retail finance receivables and operating lease portfolios, and higher earnings from mortgage operations; partially offset by increases in provisions for financing losses and operating expenses.

Lower capital gains recognition, partially offset by improved underwriting results, led to the 3% decline in quarterly net income from insurance operations from 1995.

UNITED STATES NEW PASSENGER CAR AND TRUCK DELIVERIES
New vehicle deliveries in the U.S. were slightly above 1995 levels. Special rate financing and incentivized leasing programs sponsored by General Motors (GM) were a primary contributor to higher penetration of retail delivery financing over the prior year period. Reduced participation in fleet deliveries is predominantly attributable to National Car Rental System's election to use other methods to finance vehicles after it was sold by GM in June, 1995.

                                               Three Months Ended March 31
                                               ---------------------------
                                                     1996       1995
                                                    ------     ------
                                                  (in millions of units)
     Industry ................................         3.7        3.6
     General Motors ..........................         1.2        1.1

     New GM Vehicle Deliveries Financed by GMAC
       Retail (Instalment Sale Contracts and
        Operating Leases) .....................        30.9%      25.2%
       Fleet Transactions (Lease Financing) ...         5.8%      18.8%
     Total ....................................        26.1%      23.7%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCING VOLUME
The number of new vehicle deliveries financed during the three months ended March 31, 1996 and 1995 are summarized below:

                                               Three Months Ended March 31
                                               ---------------------------
                                                     1996       1995
                                                    ------     ------
                                                 (in thousands of units)
     UNITED STATES
       Retail Instalment Sale Contracts ......       174        125
       Operating Leases ......................       125        111
       Leasing ...............................        17         58
                                                     ---        ---
     New Deliveries Financed .................       316        294
                                                     ===        ===

     OTHER COUNTRIES
       Retail Instalment Sale Contracts ......        83         91
       Operating Leases ......................        49         42
       Leasing ...............................        17         18
                                                     ---        ---
     New Deliveries Financed .................       149        151
                                                     ===        ===

     WORLDWIDE
       Retail Instalment Sale Contracts ......       257        216
       Operating Leases ......................       174        153
       Leasing ...............................        34         76
                                                     ---        ---
     New Deliveries Financed .................       465        445
                                                     ===        ===

GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided for 720,000 and 1,005,000 new GM vehicles, representing 69.5% and 72.7% of all GM sales to dealers during the first quarter of 1996 and 1995, respectively. The decline in wholesale unit financing from the prior year period is predominantly attributable to a temporary interruption of GM's North American vehicle production during the latter half of March 1996 due to parts shortages caused by a labor strike at two components plants.

INCOME AND EXPENSES
Consolidated financing revenue totaled $3,179.2 million in the first quarter of 1996, a 17% increase over the first quarter of 1995. The improvement is primarily attributable to higher average retail finance receivables and continued growth of the operating lease portfolio in the U.S.

The Company's worldwide cost of funds for the first quarter of 1996 averaged 6.74%, a decrease of 42 basis points from the first quarter of 1995. Total borrowing costs for U.S. operations averaged 6.64% for the first quarter compared to 7.07% for the same period in 1995. These improvements are attributable to two factors: 1) a lower general level of short term interest rates as the U.S. prime lending rate averaged 8.34% during the quarter, 49 basis points below 1995; and 2) a greater proportion of floating rate short-term funding in GMAC's funding mix in 1996 from a year earlier.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other income, including gains and fees related to sold finance receivables as well as mortgage banking activities, totaled $447.1 million for the three months ended March 31, 1996, compared to $499.0 million during the comparable 1995 period. The decrease from the prior year is principally the result of lower income from sale of receivables transactions and interest income from GM receivables, partially offset by higher fee and investment income at GMACMG.

Net retail losses were 1.22% of total average serviced assets during the first quarter of 1996, compared to 0.66% for the same period last year. Increased charge-off experience, primarily in the U.S., and additions to the Company's allowance requirements led to the $155.2 million first quarter provision for financing losses, $100.2 million above last year's comparable period. In addition, other expenses totaled $870.9 million, a 10% increase over the prior year period, reflecting higher salaries and benefits and general operating costs.

MORTGAGE OPERATIONS
The GMACMG maintained its position as a leading mortgage banker in the United States. For the first quarter of 1996, loan origination, mortgage servicing acquisitions and correspondent loan volume totaled $15.5 billion, an increase of $6.4 billion from a year ago. This increase was due to a more favorable interest rate environment from a year ago and expanded participation in the market for residential servicing rights. Reflecting this activity, the combined GMACMG servicing portfolio increased 12% during the quarter to $91.1 billion, 39% above the $65.4 billion serviced at March 31, 1995.

INSURANCE OPERATIONS
Continued improvements in underwriting results were offset by reduced investment income as capital gains for the first quarter of 1996 totaled $12.8 million, a decline of $10.3 million from the first quarter of 1995.

FINANCIAL CONDITION AND LIQUIDITY
At March 31, 1996, the Company owned assets and serviced automotive receivables totaling $104.3 billion, a decline of $2.3 billion from year-end 1995, but $0.4 billion above the comparable prior year period. Earning assets totaled $91.5 billion at March 31, 1996, compared to $92.0 billion and $88.1 billion at December 31 and March 31, 1995, respectively. The decline from year-end 1995 is principally attributable to reduced wholesale finance receivables caused by the aforementioned temporary interruption of GM vehicle production during the latter half of March 1996. The higher earning asset levels over March 31, 1995 reflects growth of the retail finance receivables and operating lease portfolios combined with the Company's reduced utilization of asset securitizations to fund its business activities.

During the first quarter of 1996, settlement terms between the Company and GM related to certain wholesale financing of sales of GM products were changed from expiration of transit time to shipment date. Interest is received from GM for settlements made in advance of expiration of transit time.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)

Consolidated operating lease assets, net of depreciation, totaled $22.9 billion at March 31, 1996, reflecting increases of 3% and 19% over December 31 and March 31, 1995, respectively. The portfolio growth reflects a continued trend of more consumers selecting leasing as a method to finance vehicles.

The Company's due and deferred from receivable sales (net) totaled $1.1 billion at March 31, 1996, 18% and 31% below December 31 and March 31, 1995, respectively. The continued decrease is primarily attributable to the normal amortization of net assets on sale of retail receivables transactions. Other earning assets declined 17% during the first quarter, principally due to reduced inventories of vehicles acquired from fleet and rental customers of GM, partially offset by increased mortgage servicing rights.

As of March 31, 1996, GMAC's total borrowings were $74.0 billion, a slight decrease from $74.9 billion at December 31, 1995, but an increase from $68.8 billion at March 31, 1995. The higher quarter-to-quarter borrowings outstanding were used to fund increased earning asset levels and reduce accounts payable and other liabilities. GMAC's ratio of debt to total stockholder's equity at March 31, 1996 was 8.9:1 compared to 9.1:1 at December 31, 1995 and 8.5:1 at March 31, 1995.

The Company and its subsidiaries maintain substantial bank lines of credit which totaled $40.4 billion at March 31, 1996, compared to $40.0 billion at year-end 1995 and $37.5 billion at March 31, 1995. The unused portion of these credit lines totaled $31.6 billion at March 31, 1996, $1.2 billion and $2.8 billion higher than December 31 and March 31, 1995, respectively. Included in the unused credit lines are a committed U.S. revolving credit facility of $10 billion which serves primarily as back-up for GMAC's unsecured commercial paper program and a $12.2 billion U.S. asset-backed commercial paper liquidity and receivables credit facility for New Center Asset Trust (NCAT), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

As discussed in the Company's 1995 Annual Report on Form 10-K, a variety of interest rate and currency derivative instruments are utilized in managing its interest rate and foreign exchange exposures. During the three months ended March 31, 1996, there were no significant changes in the Company's use of derivative financial instruments or in the portfolio's fair value.



                      -----------------------------------

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company did not become a party to any material pending legal proceedings during the quarter ended March 31, 1996, or prior to the filing of this report.

ITEM 5. OTHER INFORMATION

                       RATIO OF EARNINGS TO FIXED CHARGES

                               Three Months Ended
                                    March 31
                               ------------------

                               1996          1995
                               ----          ----
                               1.41          1.35

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

    (a)    EXHIBITS:

           20. General Motors Acceptance Corporation and Subsidiaries Consolidated Financial Statements for the Three Months Ended March 31, 1996.

    (b)    REPORTS ON FORM 8-K:

           The Company did not file a Current Report on Form 8-K during the quarter ended March 31, 1996.

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


                                         GENERAL MOTORS ACCEPTANCE CORPORATION
                                         -------------------------------------
                                                      (Registrant)


                                         s/ Eric A. Feldstein
                                         -------------------------------------
Dated:     May 9, 1996                   Eric A. Feldstein, Executive Vice
           -----------                   President and Principal Financial
                                         Officer


                                         s/ Gerald E. Gross
                                         -------------------------------------
Dated:     May 9, 1996                   Gerald E. Gross, Comptroller and
           -----------                   Principal Accounting Officer



                      GENERAL MOTORS ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEET

Exhibit 20
Page 1 of 6
                                                     March 31    Dec. 31   March 31
                                                     ---------  ---------  ---------
                                                       1996       1995       1995
                                                        (in millions of dollars)
Cash and Cash Equivalents .......................... $ 1,361.6  $ 1,448.6  $ 1,655.7
                                                     ---------  ---------  ---------

EARNING ASSETS
Investments in securities ..........................   4,319.2    4,328.2    4,244.8
Finance receivables, net (Note 1) ..................  59,632.4   60,404.9   58,357.7
Net investment in operating leases .................  22,875.9   22,134.9   19,207.3
Notes Receivable from General Motors Corporation ...    --         --        1,242.2
Real estate mortgages - held for resale ............   1,550.0    1,486.8    1,342.7
                      - held for investment ........     765.6      706.8      968.5
                      - lending receivables ........     542.9      710.1      268.5
Due and deferred from receivable sales, net ........   1,127.7    1,371.4    1,632.2
Other ..............................................     723.0      871.0      882.7
                                                     ---------  ---------  ---------
   Total earning assets ............................  91,536.7   92,014.1   88,146.6
                                                     ---------  ---------  ---------

OTHER ASSETS
Intangible assets, at cost less amortization .......     165.5      166.8      174.9
Other nonearning assets ............................   1,996.0    2,018.0    1,533.4
                                                     ---------  ---------  ---------
   Total other assets ..............................   2,161.5    2,184.8    1,708.3
                                                     ---------  ---------  ---------

TOTAL ASSETS ....................................... $95,059.8  $95,647.5  $91,510.6
                                                     =========  =========  =========

Notes, loans and debentures payable within
 one year (Note 2) ................................. $43,297.3  $43,871.8  $35,347.8
                                                     ---------  ---------  ---------


ACCOUNTS PAYABLE AND OTHER LIABILITIES
General Motors Corporation and affiliated companies    1,667.3    1,787.6    3,542.6
Interest ...........................................   1,407.2    1,048.0    1,322.9
Unpaid insurance losses and loss adjustment expense    1,518.7    1,499.7    1,573.2
Unearned insurance premiums ........................   1,428.0    1,421.9    1,416.2
Deferred income taxes ..............................   2,067.3    2,175.6    1,969.5
United States and foreign income and other taxes
 payable ...........................................     343.8      294.5        7.4
Other postretirement benefits ......................     614.6      600.4      586.3
Other ..............................................   3,716.7    3,628.1    4,166.7
                                                     ---------  ---------  ---------
   Total accounts payable and other liabilities ....  12,763.6   12,455.8   14,584.8
                                                     ---------  ---------  ---------

Notes, loans and debentures payable after one year
 (Note 3) ..........................................  30,709.4   31,050.6   33,438.2
                                                     ---------  ---------  ---------

Common stock, $100 par value (authorized 25,000,000
 shares, outstanding 22,000,000 shares) ............   2,200.0    2,200.0    2,200.0
Net income retained for use in the business ........   5,793.8    5,734.7    5,708.6
Net unrealized gains on securities .................     255.5      284.7      144.3
Unrealized accumulated foreign currency translation
 adjustment ........................................      40.2       49.9       86.9
                                                     ---------  ---------  ---------
   Total stockholder's equity ......................   8,289.5    8,269.3    8,139.8
                                                     ---------  ---------  ---------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ......... $95,059.8  $95,647.5  $91,510.6
                                                     =========  =========  =========

Certain   amounts  for  1995  have  been   reclassified  to  conform  with  1996
classifications.

Reference should be made to the Notes to Financial Statements.


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME AND
                   NET INCOME RETAINED FOR USE IN THE BUSINESS

                                                                   Exhibit 20
                                                                   Page 2 of 6

                                                          Three Months Ended
                                                               March 31
                                                        ----------------------
                                                           1996        1995
                                                        ----------  ----------
                                                       (in millions of dollars)
FINANCING REVENUE
Retail and lease financing ............................ $    957.5  $    750.4
Operating leases ......................................    1,738.3     1,433.0
Wholesale and term loans ..............................      483.4       534.0
                                                        ----------  ----------
   Total financing revenue ............................    3,179.2     2,717.4
Interest and discount .................................   (1,239.7)   (1,219.8)
Depreciation on operating leases ......................   (1,150.7)     (989.7)
                                                        ----------  ----------
   Net financing revenue ..............................      788.8       507.9
Insurance premiums earned .............................      297.5       271.3
Other income ..........................................      447.1       499.0
                                                        ----------  ----------
   NET FINANCING REVENUE AND OTHER ....................    1,533.4     1,278.2
                                                        ----------  ----------

EXPENSES
Salaries and benefits .................................      257.6       225.6
Other operating expenses ..............................      345.5       297.7
Insurance losses and loss adjustment expenses .........      245.0       255.9
Provision for financing losses ........................      155.2        55.0
Amortization of intangible assets .....................       22.8        13.3
                                                        ----------  ----------
   Total expenses .....................................    1,026.1       847.5
                                                        ----------  ----------

Income before income taxes ............................      507.3       430.7
United States, foreign and other income taxes .........      198.2       175.8
                                                        ----------  ----------
   NET INCOME .........................................      309.1       254.9

Net income retained for use in the business
 at beginning of the period ...........................    5,734.7     5,653.7
                                                        ----------  ----------
Total .................................................    6,043.8     5,908.6
Cash dividends ........................................      250.0       200.0
                                                        ----------  ----------
   NET INCOME RETAINED FOR USE IN THE BUSINESS
    AT END OF THE PERIOD .............................. $  5,793.8  $  5,708.6
                                                        ==========  ==========

Reference should be made to the Notes to Financial Statements.



                      GENERAL MOTORS ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

Exhibit 20
Page 3 of 6

                                                                          Three Months Ended
                                                                               March 31
                                                                          ------------------
                                                                           1996         1995
                                                                        -----------   ---------
                                                                        (in millions of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ............................................................ $     309.1   $   254.9
Depreciation ..........................................................     1,160.1       996.6
Provision for financing losses ........................................       155.2        55.0
Gains on Sales of Finance Receivables .................................       --          (19.9)
Mortgage loans-originations/purchases .................................    (5,141.5)   (1,716.9)
              -proceeds on sale .......................................     5,078.3     1,388.5
Mortgage related securities held for trading - acquisitions ...........      (110.1)       (3.0)
                                             - liquidations ...........       100.6         3.0
Changes in the following items
  Due to General Motors Corporation and affiliated companies ..........       (98.1)    1,607.3
  Taxes payable and deferred ..........................................       (67.9)      175.7
  Interest payable ....................................................       359.1       359.3
  Other assets ........................................................       (11.0)      209.7
  Other liabilities ...................................................        81.2       225.4
Other .................................................................        65.8       (42.7)
                                                                         ----------  ----------
   Net cash provided by operating activities ..........................     1,880.8     3,492.9
                                                                         ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Finance receivables-acquisitions ......................................   (39,145.0)  (42,056.7)
                   -liquidations ......................................    33,812.0    33,770.5
Notes receivable from General Motors Corporation ......................       --         (161.7)
Operating leases-acquisitions .........................................    (4,207.6)   (3,302.0)
                -liquidations .........................................     2,256.0     1,214.8
Investments in securities-acquisitions ................................    (2,887.2)   (3,613.6)
                         -liquidations ................................     2,893.3     3,403.8
Proceeds from sales of receivables-wholesale ..........................     5,876.2     3,989.1
                                  -retail .............................       --        2,062.5
Due and deferred from receivable sales ................................       243.7       (47.7)
Other .................................................................       257.7       232.9
                                                                         ----------  ----------
   Net cash used in investing activities ..............................      (900.9)   (4,508.1)
                                                                         ----------  ----------

CASH FLOWS FROM FINANCING  ACTIVITIES Debt with original  maturities 90 days and over
     -proceeds ........................................................     9,847.3    15,714.9
     -liquidations ....................................................   (11,202.6)  (13,676.7)
Debt with original maturities less than 90 days-net change ............       536.6      (500.5)
Dividends paid ........................................................      (250.0)     (200.0)
                                                                         ----------  ----------
   Net cash (used in) provided by financing activities ................    (1,068.7)    1,337.7
                                                                         ----------  ----------

Effect of exchange rate changes on cash and cash equivalents ..........         1.8        (6.3)
                                                                         ----------  ----------
   Net (decrease)/increase in cash and cash equivalents ...............       (87.0)      316.2
Cash and cash equivalents at the beginning of the period ..............     1,448.6     1,339.5
                                                                         ----------  ----------
Cash and cash equivalents at the end of the period ....................  $  1,361.6  $  1,655.7
                                                                         ==========  ==========

Certain   amounts  for  1995  have  been   reclassified  to  conform  with  1996
classifications.

Reference should be made to the Notes to Financial Statements.


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                                                      Exhibit 20
                                                                     Page 4 of 6

NOTE 1.  FINANCE RECEIVABLES

The composition of finance receivables outstanding at March 31, 1996, December 31, 1995 and March 31, 1995 is summarized as follows:

                                          March 31    Dec. 31     March 31
                                            1996        1995        1995
                                         ----------  ----------  ----------
                                              (in millions of dollars)
United States
 Retail ................................ $ 28,275.2  $ 26,979.9  $ 21,487.2
 Wholesale .............................   13,968.3    16,189.6    18,081.7
 Leasing and lease financing ...........    1,400.6     1,327.3     1,729.5
 Term loans to dealers and others ......    3,990.5     3,729.6     3,941.2
                                         ----------  ----------  ----------
Total United States ....................   47,634.6    48,226.4    45,239.6
                                         ----------  ----------  ----------

Canada
 Retail ................................      694.1       786.8     1,016.2
 Wholesale .............................    1,668.4     1,512.2     1,849.3
 Leasing and lease financing ...........      717.0       714.8       660.3
 Term loans to dealers and others ......      159.0       142.0       137.0
                                         ----------  ----------  ----------
Total Canada ...........................    3,238.5     3,155.8     3,662.8
                                         ----------  ----------  ----------

Europe
 Retail ................................    5,773.7     5,955.9     5,934.1
 Wholesale .............................    3,613.7     3,863.0     4,014.2
 Leasing and lease financing ...........      558.0       567.0       591.5
 Term loans to dealers and others ......      238.3       230.5       233.9
                                         ----------  ----------  ----------
Total Europe ...........................   10,183.7    10,616.4    10,773.7
                                         ----------  ----------  ----------

Other Countries
 Retail ................................    1,996.2     1,908.6     1,472.8
 Wholesale .............................      749.7       656.1       605.6
 Leasing and lease financing ...........      485.2       451.2       460.4
 Term loans to dealers and others ......      118.8       120.8        98.8
                                         ----------  ----------  ----------
Total Other Countries ..................    3,349.9     3,136.7     2,637.6
                                         ----------  ----------  ----------

Total finance receivables ..............   64,406.7    65,135.3    62,313.7
                                         ----------  ----------  ----------

Deductions
 Unearned income .......................    3,927.4     3,922.5     3,267.6
 Allowance for financing losses ........      846.9       807.9       688.4
                                         ----------  ----------  ----------
Total deductions .......................    4,774.3     4,730.4     3,956.0
                                         ----------  ----------  ----------
Finance receivables, net ............... $ 59,632.4  $ 60,404.9  $ 58,357.7
                                         ==========  ==========  ==========

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Exhibit 20
Page 5 of 6

NOTE 2.  NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE YEAR

                                          March 31    Dec. 31     March 31
                                            1996        1995        1995
                                         ----------  ----------  ----------
                                              (in millions of dollars)
Short-term notes
 Commercial paper ...................... $ 20,138.5  $ 21,926.0  $ 18,359.5
 Master notes ..........................      251.3       253.5       636.6
 Demand notes ..........................    3,202.1     3,037.4     2,675.2
 Other .................................    1,242.2     1,433.9     1,676.9
                                         ----------  ----------  ----------
Total principal amount .................   24,834.1    26,650.8    23,348.2
Unamortized discount ...................     (144.2)     (343.8)     (151.9)
                                         ----------  ----------  ----------
Total ..................................   24,689.9    26,307.0    23,196.3
                                         ----------  ----------  ----------

Bank loans and overdrafts
 United States .........................    1,155.0     1,014.0       493.0
 Other Countries .......................    6,507.6     7,031.7     4,771.5
                                         ----------  ----------  ----------
Total ..................................    7,662.6     8,045.7     5,264.5
                                         ----------  ----------  ----------

Other notes, loans and debentures
 payable within one year
  United States:
    Medium-term notes ..................    8,374.2     6,920.9     4,597.7
    Other (net) ........................    1,773.0     1,776.1     1,213.7
  Other countries ......................      797.6       822.1     1,075.6
                                         ----------  ----------  ----------
Total ..................................   10,944.8     9,519.1     6,887.0
                                         ----------  ----------  ----------

Total payable within one year .......... $ 43,297.3  $ 43,871.8  $ 35,347.8
                                         ==========  ==========  ==========

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                                                     Exhibit 20
                                                                    Page 6 of 6

NOTE 3.  NOTES, LOANS AND DEBENTURES PAYABLE AFTER ONE YEAR

                      Weighted average
                      interest rates at   March 31    Dec. 31     March 31
Maturity               March 31, 1996       1996        1995        1995
- --------------------- -----------------  ----------  ----------  ---------
Notes, Loans                                  (in millions of dollars)
 And Debentures
United States currency
 1996 ...............         --         $    --     $    --     $  6,788.6
 1997 ...............        6.9%           5,689.8     8,522.5     7,304.6
 1998 ...............        6.3%           5,990.9     4,975.3     3,590.9
 1999 ...............        7.0%           4,480.2     3,680.0     3,496.5
 2000 ...............        7.6%           2,628.6     2,453.2     1,881.9
 2001 ...............        7.3%           1,823.9     1,323.9     1,323.4
 2002 - 2006 ........        7.2%           4,077.6     3,777.6     1,908.6
 2007 - 2011 ........       10.3%             900.0       900.0       900.0
 2012 - 2016 ........       10.2%             677.2       977.2       977.2
 2017 - 2049 ........        5.5%              75.0        75.0        75.0
                                         ----------  ----------  ----------
Total United States currency               26,343.2    26,684.7    28,246.7

Other currencies
 1996 - 2004 ........        7.9%           5,122.0     5,130.0     5,974.9
                                         ----------  ----------  ----------

Total notes, loans and
 debentures .........                      31,465.2    31,814.7    34,221.6
Unamortized discount                         (755.8)     (764.1)     (783.4)
                                         ----------  ----------  ----------
Total notes, loans and
 debentures payable after
 one year ...........                    $ 30,709.4  $ 31,050.6  $ 33,438.2
                                         ==========  ==========  ==========