Form 10-Q
period 1996-06-30
GENERAL MOTORS ACCEPTANCE CORP
filed 1996-08-08
CIK 40729

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996, OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE TRANSITION PERIOD FROM            TO
                                        ----------    ---------


                                       Commission file number 1-3754
                                                              ------


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                      -------------------------------------
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

As of June 30, 1996, there were outstanding 22,000,000 shares of the issuer's common stock.


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

         1. Consolidated Balance Sheet, June 30, 1996, December 31, 1995 and June 30, 1995.

         2. Consolidated Statement of Income and Net Income Retained for Use in the Business for the Second Quarter and Six Months Ended June 30, 1996 and 1995.

         3. Consolidated Statement of Cash Flows for the Six Months Ended June 30, 1996 and 1995.

         4.    Notes to Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS
Consolidated net income for the second quarter and six months increased by 35% and 28% over the comparable prior year periods.

                                       Period Ended June 30
                               SECOND QUARTER    |     SIX MONTHS
                               --------------    -     ----------
                               1996       1995   |   1996       1995
                               ----       ----   -   ----       ----
(in millions of dollars)                         |
Financing Operations*         $318.3     $228.3  |  $590.1     $444.6
Insurance Operations**          31.7       30.9  |    69.0       69.5
                              ------     ------     ------     ------
Consolidated Net Income       $350.0     $259.2  |  $659.1     $514.1
                              ======     ======     ======     ======

* Includes GMAC Mortgage Group (GMACMG)
**Motors Insurance Corporation (MIC)

Consolidated Return
 on Average Equity              16.7%      12.6%      15.8%      12.6%

The 39% and 33% increases in second quarter and six month net income from financing operations, including GMACMG results, is primarily attributable to a significant improvement in North American financing margins, principally in the retail finance receivables and operating lease portfolios; and, to a lesser extent, a lower effective tax rate in 1996 for GMAC's international financing operations.


UNITED STATES NEW PASSENGER CAR AND TRUCK DELIVERIES
New vehicle deliveries in the U.S. were slightly above 1995 levels. Special rate financing and incentivized leasing programs sponsored by General Motors Corporation (GM) were a primary contributor to higher penetration of retail delivery financing over the prior year period. Reduced participation in fleet deliveries is predominantly attributable to National Car Rental System's election to use other vehicle finance sources after it was sold by GM in June, 1995.

                                       Period Ended June 30
                                SECOND QUARTER    |     SIX MONTHS
                                --------------    -     ----------
                                1996       1995   |   1996       1995
                                ----       ----   -   ----       ----
(in millions of units)                            |
     Industry ...............    4.3        4.1   |    8.0        7.7
     General Motors .........    1.4        1.3   |    2.5        2.4
                                                  |
     New GM Vehicle Deliveries                    |
      Financed by GMAC                            |
       Retail (Instalment Sale                    |
        Contracts and                             |
        Operating Leases) ....  31.8%      25.4%  |   31.4%      25.3%
       Fleet Transactions                         |
       (Lease Financing) .....   4.7%      13.5%  |    5.2%      16.1%
      Total ..................  25.7%      23.0%  |   25.9%      23.4%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCING VOLUME
The number of new vehicle deliveries financed during the second quarter and six months ended June 30, 1996 and 1995 are summarized below:

                                      Period Ended June 30
                               SECOND QUARTER    |     SIX MONTHS
                               --------------    -     ----------
                               1996       1995   |   1996       1995
                               ----       ----   -   ----       ----
     (in thousands of units)                     |
     UNITED STATES                               |
       Retail Instalment Sale                    |
        Contracts ...........  193        180    |   367        304
       Operating Leases .....  157        108    |   283        219
       Leasing ..............   18         42    |    34        101
                               ---        ---        ---        ---
     New Deliveries Financed   368        330    |   684        624
                               ===        ===        ===        ===
                                                 |
     OTHER COUNTRIES                             |
       Retail Instalment Sale                    |
        Contracts ...........   77         92    |   160        184
       Operating Leases .....   60         57    |   108         99
       Leasing ..............   22         20    |    40         37
                               ---        ---        ---        ---
     New Deliveries Financed   159        169    |   308        320
                               ===        ===        ===        ===
                                                 |
     WORLDWIDE                                   |
       Retail Instalment Sale                    |
        Contracts ...........  270        272    |   527        488
       Operating Leases .....  217        165    |   391        318
       Leasing ..............   40         62    |    74        138
                               ---        ---        ---        ---
     New Deliveries Financed   527        499    |   992        944
                               ===        ===        ===        ===

GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided for 961,000 and 1,681,000 new GM vehicles during the second quarter and first six months of 1996, compared with 977,000 and 1,982,000 new GM vehicles during the same periods in 1995. GMAC's wholesale financing represented 69.9% of all GM U.S. vehicle sales to dealers during the first six months of 1996, down from 72.0% for the comparable period a year ago.

INCOME AND EXPENSES
Consolidated financing revenue totaled $3.1 billion and $6.3 billion in the second quarter and first six months of 1996, respectively, 7% and 12% above the comparable 1995 periods. The increased retail and leasing revenues, principally resulting from higher average asset levels in the U.S., were partially offset by a reduction in wholesale financing revenue which is primarily attributable to lower interest rate indexes upon which floor plan rates are based and the April 1996 additional sale of wholesale receivables which GMAC continues to service for a fee.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company's worldwide cost of borrowing for the second quarter and first six months of 1996 averaged 6.46% and 6.60%, respectively, a decrease of 79 and 60 basis points from the comparable periods of a year ago. Total borrowing costs for U.S. operations averaged 6.36% and 6.50% for the second quarter and first six months of 1996, compared to 6.98% and 7.02% for the respective periods in 1995. These improvements are attributable to two factors: 1) a lower general level of short term interest rates as the U.S. prime lending rate for the six month period averaged 62 basis points below 1995; and 2) the return to a more traditional funding mix which emphasizes a greater proportion of floating rate short-term borrowings.

Other income, including gains and fees related to sold finance receivables as well as mortgage banking activities, totaled $540.8 million and $987.9 million for the second quarter and first six months ended June 30, 1996, compared to $562.4 million and $1,061.4 million during the comparable 1995 periods. The decrease from prior year activity is principally the result of lower income from sale of receivables transactions and interest income from GM receivables, partially offset by higher fee and investment income at GMACMG.

Net retail losses were 1.17% and 1.20% of total average serviced assets during the second quarter and first six months of 1996, compared to 0.68% and 0.67% for the same periods last year. During the second quarter of 1996, the rate of charge-off experience in the U.S. stabilized; resulting in the provision for financing losses being 1% above the comparable 1995 period. For the six months ended June 30, 1996, the provision for financing losses was $101.5 million above the prior year of which $100.2 million is attributable to the first quarter.

Other operating expenses totaled $391.5 million and $737.0 million for the three and six month periods ended June 30, 1996, a 14% and 15% increase over the respective prior year periods, reflecting higher general operating costs incidental to expanded business activities.

MORTGAGE OPERATIONS
The GMACMG maintained its position as a leading mortgage banker in the United States. For the second quarter of 1996, loan origination, mortgage servicing acquisitions and correspondent loan volume totaled $11.9 billion, an increase of $6.4 billion from a year ago. This increase was due to a more favorable interest rate environment compared to last year, and expanded participation in the market for residential servicing rights. Reflecting this activity, the combined GMACMG servicing portfolio increased 19% during the six month period to $96.2 billion, 42% above the $67.8 billion serviced at June 30, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY
At June 30, 1996, the Company owned assets and serviced automotive receivables totaling $106.9 billion, $0.3 billion above year-end 1995, and $2.6 billion above June 30, 1995. The increase is principally attributable to continued growth of operating leases, partially offset by a decline in the total finance receivables servicing portfolio. Earning assets totaled $93.1 billion at June 30, 1996 compared to $92.0 billion and $89.1 billion at December 31 and June 30, 1995, respectively.

Finance receivables serviced by the Company, including sold receivables, totaled $70.4 billion at June 30, 1996, $1.3 billion and $1.8 billion below December 31 and June 30, 1995, respectively, with the reduction primarily attributable to lower wholesale finance outstandings. However, during the second quarter of 1996, these serviced receivables increased by $1.3 billion, predominantly resulting from a higher wholesale finance servicing portfolio due to GM's resumed production of vehicles in North America following a strike during March 1996.

During the second quarter of 1996, the Company utilized its asset securitization program by selling additional retail finance receivables totaling $1.1 billion and wholesale finance receivables totaling $1.9 billion. The Company continues to service these receivables for a fee.

Consolidated operating lease assets, net of depreciation, totaled $24.1 billion at June 30, 1996, reflecting increases of 9% and 20% over December 31 and June 30, 1995, respectively. The portfolio growth reflects a continued trend of more consumers selecting leasing as a method to finance vehicles.

The Company's due and deferred from receivable sales (net) totaled $1.2 billion at June 30, 1996, 11% and 24% below December 31 and June 30, 1995, respectively. The continued decrease is primarily attributable to the normal amortization of net assets on sale of retail receivables transactions.

As of June 30, 1996, GMAC's total borrowings were $74.4 billion, a slight decrease from $74.9 billion at December 31, 1995, but an increase from $70.6 billion at June 30, 1995. The higher mid-year to mid-year borrowings outstanding were used to fund increased earning asset levels. GMAC's ratio of debt to total stockholder's equity at June 30, 1996 was 8.9:1 compared to 9.1:1 at December 31, 1995 and 8.5:1 at June 30, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)

The Company and its subsidiaries maintain substantial bank lines of credit which totaled $40.4 billion at June 30, 1996, compared to $40.0 billion at year-end 1995 and $38.1 billion at June 30, 1995. The unused portion of these credit lines totaled $31.5 billion at June 30, 1996, $1.0 billion and $1.5 billion higher than December 31 and June 30, 1995, respectively. Included in the unused credit lines are a committed U.S. revolving credit facility of $10 billion which serves primarily as back-up for GMAC's unsecured commercial paper program and a $12.2 billion U.S. asset-backed commercial paper liquidity and receivables credit facility for New Center Asset Trust (NCAT), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

As discussed in the Company's 1995 Annual Report on Form 10-K, a variety of interest rate and currency derivative instruments are utilized in managing interest rate and foreign exchange exposures. During the first six months ended June 30, 1996, there were no significant changes in the Company's use of derivative financial instruments or in the portfolio's fair value.

ACCOUNTING STANDARDS
In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125). SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company has not yet determined the impact that this new accounting standard will have on its consolidated operating results or financial position. The Company will adopt this accounting standard on January 1, 1997, as required.



- -----------------------------------

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company did not become a party to any material pending legal proceedings during the second quarter ended June 30, 1996, or prior to the filing of this report.

ITEM 5. OTHER INFORMATION

                      RATIO OF EARNINGS TO FIXED CHARGES

                               Six Months Ended
                                   JUNE 30
                                   -------

                                1996        1995
                                ----        ----
                                1.43        1.35

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   EXHIBITS:

         20. General Motors Acceptance Corporation and Subsidiaries Consolidated Financial Statements for the Second Quarter and Six Months Ended June 30, 1996.

   (b)   REPORTS ON FORM 8-K:

         The Company did not file a Current Report on Form 8-K during the quarter ended June 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GENERAL MOTORS ACCEPTANCE CORPORATION
                                               (Registrant)


                                  S/  ERIC A. FELDSTEIN
                                  ---------------------------------
Dated:   AUGUST 8, 1996           Eric A. Feldstein, Executive Vice
         --------------           President and Principal Financial
                                  Officer


                                  S/  GERALD E. GROSS
                                  --------------------------------
Dated:   AUGUST 8, 1996           Gerald E. Gross, Comptroller and
         --------------           Principal Accounting Officer

                       GENERAL MOTORS ACCEPTANCE CORPORATION
                             CONSOLIDATED BALANCE SHEET

Exhibit 20
Page 1 of 6
                                                      June 30    Dec. 31    June 30
                                                       1996       1995        1995
                                                       ----       ----        ----
                                                        (in millions of dollars)
Cash and Cash Equivalents .......................... $   960.4  $ 1,448.6  $ 1,476.1
                                                     ---------  ---------  ---------

EARNING ASSETS
Investments in securities ..........................   4,365.7    4,328.2    4,336.8
Finance receivables, net (Note 1) ..................  59,331.9   60,404.9   59,801.4
Net investment in operating leases .................  24,112.6   22,134.9   20,026.7
Real estate mortgages - held for resale ............   1,768.6    1,486.8    1,391.6
                      - held for investment ........     736.1      706.8    1,002.2
                      - lending receivables ........     767.0      710.1      401.5
Due and deferred from receivable sales, net ........   1,227.4    1,371.4    1,608.0
Other ..............................................     753.8      871.0      524.0
                                                     ---------   --------  ---------
   Total earning assets ............................  93,063.1   92,014.1   89,092.2
                                                     ---------  ---------  ---------

OTHER ASSETS
Intangible assets, at cost less amortization .......     166.4      166.8      171.8
Other nonearning assets ............................   1,887.2    2,018.0    1,643.6
                                                     ---------  ---------  ---------
   Total other assets ..............................   2,053.6    2,184.8    1,815.4
                                                     ---------  ---------  ---------

TOTAL ASSETS ....................................... $96,077.1  $95,647.5  $92,383.7
                                                     =========  =========  =========

Notes, loans and debentures payable within
 one year (Note 2) ................................. $43,165.9  $43,871.8  $36,974.6
                                                     ---------  ---------  ---------


ACCOUNTS PAYABLE AND OTHER LIABILITIES
General Motors Corporation and affiliated companies    1,959.1    1,787.6    2,925.7
Interest ...........................................   1,166.0    1,048.0    1,203.5
Unpaid insurance losses and loss adjustment expense    1,529.1    1,499.7    1,561.9
Unearned insurance premiums ........................   1,426.6    1,421.9    1,418.3
Deferred income taxes ..............................   2,195.7    2,175.6    1,911.2
United States and foreign income and other taxes
 payable ...........................................     140.2      294.5      177.5
Other postretirement benefits ......................     622.0      600.4      596.9
Other ..............................................   4,320.4    3,628.1    3,726.0
                                                     ---------  ---------  ---------
   Total accounts payable and other liabilities ....  13,359.1   12,455.8   13,521.0
                                                     ---------  ---------  ---------

Notes, loans and debentures payable after one year
 (Note 3) ..........................................  31,210.1   31,050.6   33,626.3
                                                     ---------  ---------  ---------

Common stock, $100 par value (authorized 25,000,000
 shares, outstanding 22,000,000 shares) ............   2,200.0    2,200.0    2,200.0
Net income retained for use in the business ........   5,893.8    5,734.7    5,767.8
Net unrealized gains on securities .................     242.8      284.7      213.8
Unrealized accumulated foreign currency translation
 adjustment ........................................       5.4       49.9       80.2
                                                     ---------  ---------  ---------
   Total stockholder's equity ......................   8,342.0    8,269.3    8,261.8
                                                     ---------  ---------  ---------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ......... $96,077.1  $95,647.5  $92,383.7
                                                     =========  =========  =========

Certain   amounts  for  1995  have  been   reclassified  to  conform  with  1996
classifications.

Reference should be made to the Notes to Consolidated Financial Statements.


                        GENERAL MOTORS ACCEPTANCE CORPORATION
                         CONSOLIDATED STATEMENT OF INCOME AND
                     NET INCOME RETAINED FOR USE IN THE BUSINESS

                                                                     Exhibit 20
                                                                    Page 2 of 6

                                              Period Ended June 30
                                     SECOND QUARTER            SIX MONTHS
                                     --------------            ----------
                                    1996        1995        1996        1995
                                    ----        ----        ----        ----
                                            (in millions of dollars)
FINANCING REVENUE
Retail and lease financing ..... $    955.7  $    772.3  $ 1,913.2  $  1,522.7
Operating leases ...............    1,784.6     1,539.3    3,522.9     2,972.3
Wholesale and term loans .......      384.0       606.0      867.4     1,140.0
                                 ----------  ----------  ---------  ----------
   Total financing revenue .....    3,124.3     2,917.6    6,303.5     5,635.0
Interest and discount ..........   (1,224.6)   (1,275.3)  (2,464.3)   (2,495.1)
Depreciation on operating leases   (1,122.9)   (1,051.3)  (2,273.6)   (2,041.0)
                                 ----------  ----------  ---------  ----------
   Net financing revenue .......      776.8       591.0    1,565.6     1,098.9
Insurance premiums earned ......      287.9       273.5      585.4       544.8
Other income ...................      540.8       562.4      987.9     1,061.4
                                 ----------  ----------  ---------  ----------
   NET FINANCING REVENUE AND
    OTHER ......................    1,605.5     1,426.9    3,138.9     2,705.1
                                 ----------  ----------  ---------  ----------

EXPENSES
Salaries and benefits ..........      224.0       221.7      481.6       447.3
Other operating expenses .......      391.5       344.1      737.0       641.8
Insurance losses and loss
 adjustment expenses ...........      262.3       253.4      507.3       509.3
Provision for financing losses .      134.6       133.3      289.8       188.3
Amortization of intangible
 assets ........................       32.0        19.7       54.8        33.0
                                 ----------  ----------  ---------  ----------
   Total expenses ..............    1,044.4       972.2    2,070.5     1,819.7
                                 ----------  ----------  ---------  ----------

Income before income taxes .....      561.1       454.7    1,068.4       885.4
United States, foreign and other
 income taxes ..................      211.1       195.5      409.3       371.3
                                 ----------  ----------  ---------  ----------
   NET INCOME ..................      350.0       259.2      659.1       514.1

Net income retained for use in
 the business at beginning of
 the period ....................    5,793.8     5,708.6    5,734.7     5,653.7
                                 ----------  ----------  ---------  ----------
Total ..........................    6,143.8     5,967.8    6,393.8     6,167.8
Cash dividends .................      250.0       200.0      500.0       400.0
                                 ----------  ----------  ---------  ----------
   NET INCOME RETAINED FOR USE
    IN THE BUSINESS AT END OF
    THE PERIOD ................. $  5,893.8  $  5,767.8  $ 5,893.8  $  5,767.8
                                 ==========  ==========  =========  ==========

Reference should be made to the Notes to Consolidated Financial Statements.




                        GENERAL MOTORS ACCEPTANCE CORPORATION
                         CONSOLIDATED STATEMENT OF CASH FLOWS

Exhibit 20
Page 3 of 6

                                                                   Six Months Ended
                                                                       JUNE 30
                                                               ------------------------
                                                                  1996         1995
                                                               ----------  ------------
                                                               (in millions of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..................................................  $    659.1  $    514.1
Depreciation ................................................     2,292.7     2,058.1
Provision for financing losses ..............................       289.8       188.3
Gains on Sales of Finance Receivables .......................       (18.8)      (38.2)
Mortgage loans-originations/purchases .......................    (9,447.1)   (3,952.8)
              -proceeds on sale .............................     9,165.3     3,575.5
Mortgage related securities held for trading - acquisitions .      (202.8)     (116.8)
                                             - liquidations .       113.4       155.6
Changes in the following items
  Due to General Motors Corporation and affiliated companies .      206.8     1,012.1
  Taxes payable and deferred .................................      (98.6)      251.9
  Interest payable ...........................................      119.3       239.1
  Other assets ...............................................       67.5        82.2
  Other liabilities ..........................................      655.7      (249.9)
Other ........................................................      138.5       (13.0)
                                                                ---------   ---------
   Net cash provided by operating activities .................    3,940.8     3,706.2
                                                                ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Finance receivables-acquisitions .............................  (73,916.3)  (85,616.7)
                   -liquidations .............................   56,094.8    70,472.1
Notes receivable from General Motors Corporation .............      (45.7)    1,080.5
Operating leases-acquisitions ................................   (9,894.8)   (6,795.0)
                -liquidations ................................    5,508.1     2,834.0
Investments in securities-acquisitions .......................   (5,057.2)   (6,821.8)
                 -liquidations ...............................    5,045.7     6,590.8
Proceeds from sales of receivables-wholesale .................   17,466.3     7,854.6
                                  -retail ....................      999.3     3,378.1
Due and deferred from receivable sales .......................      162.8        (4.9)
Other ........................................................       79.4       466.9
                                                                ---------   ---------
   Net cash used in investing activities .....................   (3,557.6)   (6,561.4)
                                                                ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Debt with original  maturities 90 days and over
     -proceeds ...............................................   26,180.5    29,039.1
     -liquidations ...........................................  (25,264.4)  (25,048.9)
Debt with original maturities less than 90 days-net change ...   (1,290.2)     (593.4)
Dividends paid ...............................................     (500.0)     (400.0)
                                                                ---------   ---------
   Net cash (used in) provided by financing activities .......     (874.1)    2,996.8
                                                                ---------   ---------

Effect of exchange rate changes on cash and cash equivalents .        2.7        (5.0)
                                                                ---------   ---------
   Net (decrease)/increase in cash and cash equivalents ......     (488.2)      136.6
Cash and cash equivalents at the beginning of the period .....    1,448.6     1,339.5
                                                                ---------   ---------
Cash and cash equivalents at the end of the period ...........  $   960.4   $ 1,476.1
                                                                =========   =========

Certain   amounts  for  1995  have  been   reclassified  to  conform  with  1996
classifications.

Reference should be made to the Notes to Consolidated Financial Statements.


                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Exhibit 20
                                                                   Page 4 of 6


NOTE 1.  FINANCE RECEIVABLES

The composition of finance receivables outstanding at June 30, 1996, December 31, 1995 and June 30, 1995 is summarized as follows:

                                          June 30     Dec. 31     June 30
                                            1996        1995        1995
                                          -------     -------     -------
                                              (in millions of dollars)
United States
 Retail ................................ $ 28,269.9  $ 26,979.9  $ 22,447.1
 Wholesale .............................   13,545.5    16,189.6    18,485.3
 Leasing and lease financing ...........    1,268.3     1,327.3     1,454.0
 Term loans to dealers and others ......    4,003.1     3,729.6     4,297.7
                                         ----------  ----------  ----------
Total United States ....................   47,086.8    48,226.4    46,684.1
                                         ----------  ----------  ----------

Canada
 Retail ................................      649.8       786.8       959.4
 Wholesale .............................    1,851.4     1,512.2     1,905.2
 Leasing and lease financing ...........      799.1       714.8       732.4
 Term loans to dealers and others ......      227.5       142.0       142.3
                                         ----------  ----------  ----------
Total Canada ...........................    3,527.8     3,155.8     3,739.3
                                         ----------  ----------  ----------

Europe
 Retail ................................    5,677.7     5,955.9     5,951.0
 Wholesale .............................    3,523.0     3,863.0     4,077.6
 Leasing and lease financing ...........      550.7       567.0       589.0
 Term loans to dealers and others ......      217.8       230.5       228.3
                                         ----------  ----------  ----------
Total Europe ...........................    9,969.2    10,616.4    10,845.9
                                         ----------  ----------  ----------

Other Countries
 Retail ................................    2,059.9     1,908.6     1,663.6
 Wholesale .............................      806.2       656.1       518.8
 Leasing and lease financing ...........      517.4       451.2       474.5
 Term loans to dealers and others ......      131.5       120.8        93.8
                                         ----------  ----------  ----------
Total Other Countries ..................    3,515.0     3,136.7     2,750.7
                                         ----------  ----------  ----------

Total finance receivables ..............   64,098.8    65,135.3    64,020.0
                                         ----------  ----------  ----------

Deductions
 Unearned income .......................    3,906.2     3,922.5     3,478.6
 Allowance for financing losses ........      860.7       807.9       740.0
                                         ----------  ----------  ----------
Total deductions .......................    4,766.9     4,730.4     4,218.6
                                         ----------  ----------  ----------
Finance receivables, net ............... $ 59,331.9  $ 60,404.9  $ 59,801.4
                                         ==========  ==========  ==========

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exhibit 20
Page 5 of 6

NOTE 2.  NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE YEAR

                                          June 30     Dec. 31     June 30
                                            1996        1995        1995
                                          -------     -------     -------
                                              (in millions of dollars)
Short-term notes
 Commercial paper ...................... $ 19,970.3  $ 21,926.0  $ 18,840.0
 Master notes ..........................      297.0       253.5       643.3
 Demand notes ..........................    3,292.2     3,037.4     2,775.0
 Other .................................    1,443.2     1,433.9       975.2
                                         ----------  ----------  ----------
Total principal amount .................   25,002.7    26,650.8    23,233.5
Unamortized discount ...................     (177.4)     (343.8)     (177.7)
                                         ----------  ----------  ----------
Total ..................................   24,825.3    26,307.0    23,055.8
                                         ----------  ----------  ----------

Bank loans and overdrafts
 United States .........................    1,255.0     1,014.0       640.0
 Other Countries .......................    5,831.1     7,031.7     5,819.5
                                         ----------  ----------  ----------
Total ..................................    7,086.1     8,045.7     6,459.5
                                         ----------  ----------  ----------

Other notes, loans and debentures
 payable within one year
  United States:
    Medium-term notes ..................    8,464.0     6,920.9     5,323.1
    Other (net) ........................    2,014.5     1,776.1     1,300.5
  Other countries ......................      776.0       822.1       835.7
                                         ----------  ----------  ----------
Total ..................................   11,254.5     9,519.1     7,459.3
                                         ----------  ----------  ----------

Total payable within one year .......... $ 43,165.9  $ 43,871.8  $ 36,974.6
                                         ==========  ==========  ==========

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Exhibit 20
                                                                 Page 6 of 6

NOTE 3.  NOTES, LOANS AND DEBENTURES PAYABLE AFTER ONE YEAR

                       Weighted average
                      interest rates at   June 30     Dec. 31     June 30
MATURITY                JUNE 30, 1996       1996        1995        1995
- --------------------- -----------------  ----------  ----------  -------
Notes, Loans                                  (in millions of dollars)
 And Debentures
United States currency
 1996 ...............         --         $    --     $    --     $  4,540.0
 1997 ...............        6.6%           2,920.7     8,522.5     8,045.4
 1998 ...............        6.3%           6,863.9     4,975.3     4,347.4
 1999 ...............        6.9%           5,070.2     3,680.0     3,569.1
 2000 ...............        7.4%           3,333.6     2,453.2     2,302.6
 2001 ...............        7.1%           2,409.0     1,323.9     1,323.5
 2002 - 2006 ........        7.2%           4,602.6     3,777.6     2,217.1
 2007 - 2011 ........       10.3%             900.0       900.0       900.0
 2012 - 2016 ........       10.2%             677.2       977.2       977.2
 2017 - 2049 ........        5.2%              75.0        75.0        75.0
                                         ----------  ----------  ----------
Total United States currency               26,852.2    26,684.7    28,297.3

Other currencies
 1996 - 2005 ........        7.2%           5,107.3     5,130.0     6,107.3
                                         ----------  ----------  ----------

Total notes, loans and
 debentures .........                      31,959.5    31,814.7    34,404.6
Unamortized discount                         (749.4)     (764.1)     (778.3)
                                         ----------   ---------  ----------
Total notes, loans and
 debentures payable after
 one year ...........                    $ 31,210.1  $ 31,050.6  $ 33,626.3
                                         ==========  ==========  ==========