Form 10-Q
period 1996-09-30
GENERAL MOTORS ACCEPTANCE CORP
filed 1996-11-08
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996, OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ______________

                                                 Commission file number 1-3754


                      GENERAL MOTORS ACCEPTANCE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                38-0572512
-------------------------------                -------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

767 Fifth Avenue, New York, New York                   10153
3044 West Grand Boulevard, Detroit, Michigan           48202
--------------------------------------------         ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  313-556-5000
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

As of September 30, 1996, there were outstanding 22,000,000 shares of the issuer's common stock.


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

         1. Consolidated Balance Sheet, September 30, 1996, December 31, 1995 and September 30, 1995.

         2. Consolidated Statement of Income and Net Income Retained for Use in the Business for the Third Quarter and Nine Months Ended September 30, 1996 and 1995.

         3. Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 1996 and 1995.

         4.    Notes to Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS Consolidated net income for the third quarter and nine months ended September 30, 1996 increased by 21% and 26% over the comparable prior year periods.

                                     Period Ended September 30
                                Third Quarter    |     Nine Months
                               ----------------  |  -----------------
                                1996       1995  |   1996       1995
                               ------     ------ |  ------     ------
(in millions of dollars)                         |
Financing Operations*          $252.4     $222.2 |  $842.5     $666.8
Insurance Operations**           54.9       31.5 |   123.9      101.0
                               ------     ------ |  ------     ------
Consolidated Net Income        $307.3     $253.7 |  $966.4     $767.8
                               ======     ======    ======     ======

* Includes GMAC Mortgage Group (GMACMG)
**Motors Insurance Corporation (MIC)

Consolidated Return
 on Average Equity              14.5%      12.2%      15.3%      12.5%

The 14% and 26% increases in third quarter and nine month net income from financing operations are primarily attributable to continued lending margin improvements in North America, principally in the retail finance receivables and operating lease portfolios; a lower effective tax rate in 1996 for the Company's international financing operations; and GMACMG earnings growth.

Higher capital gains realization and improved commercial underwriting results were the predominant contributors to the 74% and 23% favorable increases in MIC's earnings for the three and nine month periods ended September 30, 1996 compared to the respective results for last year.

UNITED STATES NEW PASSENGER CAR AND TRUCK DELIVERIES
Special rate financing and incentivized leasing programs sponsored by General Motors Corporation (GM) were a primary contributor to favorable gains in market share for the first nine months of 1996 compared to 1995.

                                     Period Ended September 30
                                 Third Quarter    |     Nine Months
                               -----------------  |  -----------------
                                1996       1995   |   1996       1995
                               ------     ------  |  ------     ------
(in millions of units)                            |
     Industry ...............    3.9        3.8   |   11.9       11.5
     General Motors .........    1.2        1.2   |    3.7        3.7
                                                  |
     New GM Vehicle Deliveries                    |
      Financed by GMAC                            |
       Retail (Instalment Sale                    |
        Contracts and                             |
        Operating Leases) ....  29.0%      29.6%  |   30.6%      26.8%
       Fleet Transactions                         |
       (Lease Financing) .....   4.7%       4.7%  |    5.0%      13.1%
      Total ..................  24.9%      25.9%  |   25.6%      24.2%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCING VOLUME
The number of new vehicle deliveries financed during the third quarter and nine months ended September 30, 1996 and 1995 are summarized below:

                                     Period Ended September 30
                                Third Quarter    |    Nine Months
                              -----------------  | ----------------
                               1996       1995   |  1996      1995
                              ------     ------  | ------    ------
     (in thousands of units)                     |
     United States                               |
       Retail Instalment Sale                    |
        Contracts ...........   150       209    |    517       513
       Operating Leases .....   143       124    |    426       343
       Leasing ..............    13        12    |     47       113
                               ----      ----    |  -----     -----
     New Deliveries Financed    306       345    |    990       969
                               ====      ====    |  =====     =====
                                                 |
     Other Countries                             |
       Retail Instalment Sale                    |
        Contracts ...........    91       100    |    251       284
       Operating Leases .....    58        51    |    166       150
       Leasing ..............    22        14    |     62        51
                               ----      ----    |  -----     -----
     New Deliveries Financed    171       165    |    479       485
                               ====      ====    |  =====     =====
                                                 |
     Worldwide                                   |
       Retail Instalment Sale                    |
        Contracts ...........   241       309    |    768       797
       Operating Leases .....   201       175    |    592       493
       Leasing ..............    35        26    |    109       164
                               ----      ----    |  -----     -----
     New Deliveries Financed    477       510    |  1,469     1,454
                               ====      ====       =====     =====

GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided for 799,000 and 2,479,000 new GM vehicles during the third quarter and first nine months of 1996, compared with 770,000 and 2,752,000 new GM vehicles during the same periods in 1995. GMAC's wholesale financing represented 70.1% of all GM U.S. vehicle sales to dealers during the first nine months of 1996, down from 71.6% for the comparable period a year ago.

INCOME AND EXPENSES
Consolidated financing revenue totaled $3.2 billion and $9.5 billion in the third quarter and first nine months of 1996, respectively, 7% and 10% above the comparable 1995 periods. Retail and leasing revenues were up by 13% for the quarter, and 18% for the nine month period, principally due to higher average asset levels in North America. Partially offsetting these improvements was a decline in wholesale financing revenue which is primarily attributable to lower average outstandings caused by the August 1995 and April 1996 sales of wholesale receivables which GMAC continues to service for a fee. Additionally, lower interest rate indexes upon which floor plan rates are based reduced wholesale financing revenue.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company's worldwide cost of borrowing for the third quarter and first nine months of 1996 averaged 6.49% and 6.56%, respectively, a decrease of 50 and 57 basis points from the comparable periods of a year ago. Total borrowing costs for U.S. operations averaged 6.44% and 6.48% for the third quarter and first nine months of 1996, compared to 6.90% and 6.98% for the respective periods in 1995. These improvements are predominantly attributable to a greater proportion of floating rate borrowings in the U.S. during a period in which the general level of short-term interest rates declined (e.g., the U.S. prime lending rate for the first nine months of 1996 averaged 51 basis points below the comparable period in 1995).

Annualized net retail losses were 1.23% and 1.21% of total average serviced assets during the third quarter and first nine months of 1996, compared to 0.75% and 0.70% for the same periods last year. For the three and nine month periods ended September 30, 1996, the provision for financing losses increased by 21% and 41% above the respective 1995 periods. In 1996, the Company has tightened its credit standards and intensified collection efforts to stabilize this trend.

Other operating expenses totaled $473.8 million and $1,265.6 million for the three and nine month periods ended September 30, 1996, 29% and 21% above the respective prior year periods, reflecting higher general operating costs incidental to expanded financing business activities.

MORTGAGE  OPERATIONS
GMACMG has continued to maintain its position as a leading mortgage banker in the United States. The favorable earnings growth for GMACMG in 1996 reflects solid volume in all segments of the mortgage business and improvement in interest rate spreads on mortgage assets. For the third quarter of 1996, loan origination, mortgage servicing acquisitions and correspondent loan volume totaled $12.8 billion, an increase of $6.0 billion from a year ago. This increase was due to expanding residential and commercial industry volumes and continued expansion of participation in the market for residential servicing rights. Reflecting this activity, the combined GMACMG servicing portfolio at September 30, 1996 totaled $103.9 billion, 28% and 49% higher than at December 31 and September 30, 1995, respectively.

INSURANCE  OPERATIONS
MIC's net income for the respective three and nine month periods ended September 30, 1996 was $54.9 million and $123.9 million, 74% and 23% above the comparable periods in 1995. Higher capital gains realization and improved commercial underwriting results during the third quarter were the predominant contributors to these earnings increases over last year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION AND LIQUIDITY
At September 30, 1996, the Company owned assets and serviced automotive receivables totaling $106.5 billion, $0.1 billion below year-end 1995, and $3.2 billion above September 30, 1995. Earning assets totaled $92.9 billion at September 30, 1996, compared to $92.0 billion and $88.9 billion at December 31 and September 30, 1995, respectively. These increases over the comparable prior year period are principally attributable to continued growth of the operating lease portfolio.

Finance receivables serviced by the Company, including sold receivables, totaled $68.7 billion at September 30, 1996, compared to $72.5 billion and $69.5 billion at December 31 and September 30, 1995, respectively. The decline in the overall servicing portfolio since year-end 1995 is primarily attributable to lower wholesale finance receivables outstanding caused by reduced dealer inventories which are seasonally low preceding new model year introduction.

During the third quarter of 1996, the Company continued to utilize its asset securitization program by selling retail finance receivables totaling $1.1 billion. The Company continues to service these receivables for a fee.

Consolidated operating lease assets, net of depreciation, totaled $25.1 billion at September 30, 1996, reflecting increases of 13% and 17% over December 31 and September 30, 1995, respectively. The portfolio growth reflects a continued trend of more consumers selecting leasing as a method to finance vehicles.

As of September 30, 1996, GMAC's total borrowings were $75.0 billion, an increase from $74.9 billion and $69.4 billion at December 31 and September 30, 1995, respectively. The higher year-to-year debt levels were principally used to fund increased earning asset levels. GMAC's ratio of debt to total stockholder's equity at September 30, 1996 was 9.1:1, relatively unchanged from December 31, 1995, and higher than 8.4:1 at September 30, 1995.

The Company and its subsidiaries continue to maintain substantial bank lines of credit which totaled $40.8 billion at September 30, 1996, compared to $40.0 billion at year-end 1995 and $39.6 billion at September 30, 1995. The unused portion of these credit lines totaled $32.0 billion at September 30, 1996, $1.5 billion and $0.5 billion higher than December 31 and September 30, 1995, respectively. Included in the unused credit lines are a committed U.S. revolving credit facility of $10 billion which serves primarily as back-up for GMAC's unsecured commercial paper program and a $12.2 billion U.S. asset-backed commercial paper liquidity and receivables credit facility for New Center Asset Trust (NCAT), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded)

As discussed in the Company's 1995 Annual Report on Form 10-K, a variety of interest rate and currency derivative instruments are utilized in managing interest rate and foreign exchange exposures. During the first nine months ended September 30, 1996, there were no significant changes in the Company's use of derivative financial instruments or in the portfolio's fair value.

CASH FLOWS
Cash provided by operating activities during the nine months ended September 30, 1996 totaled $4.7 billion, compared to $5.7 billion provided during the corresponding 1995 period. The decrease is primarily attributable to reduced payables to General Motors Corporation and affiliates.

Cash used for investing activities during the first nine months of 1996 totaled $4.5 billion, compared to $7.8 billion during the same period in 1995, with the decline primarily resulting from this year's reduced finance receivables portfolio.

During the first nine months of 1996, cash used for financing activities totaled $0.7 billion, reflecting $0.9 billion in dividends paid to General Motors Corporation, partially offset by $0.2 billion in net borrowings activities. Cash provided by financing activities during the first nine months of 1995 totaled $1.6 billion as net debt increased $2.2 billion and dividends totaling $0.6 billion were paid to General Motors Corporation during that period.

ACCOUNTING STANDARDS
In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125). SFAS No. 125 is effective for certain transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company has determined that implementing this new accounting standard will not have a material effect on its consolidated operating results or financial position. The Company will adopt this accounting standard on January 1, 1997, as required.


                     -----------------------------------

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company did not become a party to any material pending legal proceedings during the third quarter ended September 30, 1996, or prior to the filing of this report.

ITEM 5. OTHER INFORMATION

                      RATIO OF EARNINGS TO FIXED CHARGES

                              Nine Months Ended
                                September 30
                              -----------------
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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   EXHIBITS:

         20. General Motors Acceptance Corporation and Subsidiaries Consolidated Financial Statements for the Third Quarter and Nine Months Ended September 30, 1996.

   (b)   REPORTS ON FORM 8-K:

         The Company did not file a Current Report on Form 8-K during the quarter ended September 30, 1996.

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


                                 GENERAL MOTORS ACCEPTANCE CORPORATION
                                 -------------------------------------
                                               (Registrant)


                                 s/ Eric A. Feldstein
                                 -------------------------------------
Dated:   November 8, 1996        Eric A. Feldstein, Executive Vice
                                 President and Principal Financial
                                 Officer


                                 s/ Gerald E. Gross
                                 -------------------------------------
Dated:   November 8, 1996        Gerald E. Gross, Comptroller and
                                 Principal Accounting Officer


                       GENERAL MOTORS ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEET

Exhibit 20
Page 1 of 6
                                                      Sept. 30   Dec. 31    Sept. 30
                                                        1996      1995        1995
                                                     ---------  ---------  ---------
                                                         (in millions of dollars)

Cash and Cash Equivalents .......................... $   921.7  $ 1,448.6  $   758.7
                                                     ---------  ---------  ---------
Earning Assets
Investments in securities ..........................   4,353.7    4,328.2    4,282.2
Finance receivables, net (Note 1) ..................  57,089.0   60,404.9   56,436.1
Net investment in operating leases .................  25,114.1   22,134.9   21,502.7
Notes receivable from General Motors Corporation....     136.9       --      1,600.0
Real estate mortgages - held for resale ............   2,110.6    1,486.8    1,817.7
                      - held for investment ........     776.2      706.8      576.4
                      - lending receivables ........   1,000.7      710.1      520.6
Due and deferred from receivable sales, net ........   1,254.3    1,371.4    1,543.1
Other ..............................................   1,062.9      871.0      669.8
                                                     ---------  ---------  ---------
   Total earning assets ............................  92,898.4   92,014.1   88,948.6
                                                     ---------  ---------  ---------
Other Assets
Intangible assets, at cost less amortization .......     170.9      166.8      173.3
Other nonearning assets ............................   2,045.6    2,018.0    1,590.3
                                                     ---------  ---------  ---------
   Total other assets ..............................   2,216.5    2,184.8    1,763.6
                                                     ---------  ---------  ---------
Total Assets ....................................... $96,036.6  $95,647.5  $91,470.9
                                                     =========  =========  =========
Notes, loans and debentures payable within
 one year (Note 2) ................................. $41,861.7  $43,871.8  $37,563.3
                                                     ---------  ---------  ---------
Accounts Payable And Other Liabilities
General Motors Corporation and affiliated companies    1,201.1    1,787.6    2,787.3
Interest ...........................................   1,489.4    1,048.0    1,500.9
Unpaid insurance losses and loss adjustment expense    1,509.5    1,499.7    1,552.0
Unearned insurance premiums ........................   1,427.0    1,421.9    1,431.2
Deferred income taxes ..............................   2,322.1    2,175.6    2,222.0
United States and foreign income and other taxes
 payable ...........................................      39.1      294.5       41.6
Other postretirement benefits ......................     626.0      600.4      601.5
Other ..............................................   4,186.6    3,628.1    3,611.5
                                                     ---------  ---------  ---------
   Total accounts payable and other liabilities ....  12,800.8   12,455.8   13,748.0
                                                     ---------  ---------  ---------
Notes, loans and debentures payable after one year
 (Note 3) ..........................................  33,097.1   31,050.6   31,856.0
                                                     ---------  ---------  ---------
Common stock, $100 par value (authorized 25,000,000
 shares, outstanding 22,000,000 shares) ............   2,200.0    2,200.0    2,200.0
Net income retained for use in the business ........   5,801.1    5,734.7    5,796.5
Net unrealized gains on securities .................     257.7      284.7      244.9
Unrealized accumulated foreign currency translation
 adjustment ........................................      18.2       49.9       62.2
                                                     ---------  ---------  ---------
   Total stockholder's equity ......................   8,277.0    8,269.3    8,303.6
                                                     ---------  ---------  ---------
Total Liabilities And Stockholder's Equity ......... $96,036.6  $95,647.5  $91,470.9
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


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME AND
                   NET INCOME RETAINED FOR USE IN THE BUSINESS

                                                                      Exhibit 20
                                                                     Page 2 of 6

                                           Period Ended September 30
                                      Third Quarter           Nine Months
                                 ----------------------  ---------------------
                                    1996        1995       1996        1995
                                 ----------  ----------  ---------  ----------
                                            (in millions of dollars)
Financing Revenue
Retail and lease financing ..... $    945.8  $    857.6  $ 2,859.0  $  2,380.3
Operating leases ...............    1,856.4     1,618.9    5,379.3     4,591.2
Wholesale and term loans .......      361.6       483.1    1,229.0     1,623.1
                                 ----------  ----------  ---------  ----------
   Total financing revenue .....    3,163.8     2,959.6    9,467.3     8,594.6
Interest and discount ..........   (1,220.3)   (1,222.9)  (3,684.6)   (3,718.0)
Depreciation on operating leases   (1,163.6)   (1,135.6)  (3,437.2)   (3,176.6)
                                 ----------  ----------  ---------  ----------
   Net financing revenue .......      779.9       601.1    2,345.5     1,700.0
Insurance premiums earned ......      279.6       269.9      865.0       814.7
Other income ...................      557.3       490.3    1,545.2     1,551.7
                                 ----------  ----------  ---------  ----------
   Net Financing Revenue And
    Other ......................    1,616.8     1,361.3    4,755.7     4,066.4
                                 ----------  ----------  ---------  ----------
Expenses
Salaries and benefits ..........      238.0       215.6      719.6       662.9
Other operating expenses .......      473.8       366.9    1,265.6     1,041.7
Insurance losses and loss
 adjustment expenses ...........      221.9       249.0      729.2       758.3
Provision for financing losses .      143.5       118.9      433.3       307.2
                                 ----------  ----------  ---------  ----------
   Total expenses ..............    1,077.2       950.4    3,147.7     2,770.1
                                 ----------  ----------  ---------  ----------

Income before income taxes .....      539.6       410.9    1,608.0     1,296.3
United States, foreign and other
 income taxes ..................      232.3       157.2      641.6       528.5
                                 ----------  ----------  ---------  ----------
   Net Income ..................      307.3       253.7      966.4       767.8

Net income retained for use in
 the business at beginning of
 the period ....................    5,893.8     5,767.8    5,734.7     5,653.7
                                 ----------  ----------  ---------  ----------
Total ..........................    6,201.1     6,021.5    6,701.1     6,421.5
Cash dividends .................      400.0       225.0      900.0       625.0
                                 ----------  ----------  ---------  ----------
   Net Income Retained For Use
    In The Business At End Of
    The Period ................. $  5,801.1  $  5,796.5  $ 5,801.1  $  5,796.5
                                 ==========  ==========  =========  ==========


Certain   amounts  for  1995  have  been   reclassified  to  conform  with  1996
classifications.

Reference should be made to the Notes to Consolidated Financial Statements.


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

Exhibit 20
Page 3 of 6
                                                                      Nine Months Ended
                                                                        September 30
                                                                  ----------------------
                                                                     1996         1995
                                                                  ----------   ---------
                                                                 (in millions of dollars)

Cash Flows From Operating Activities
Net income ...................................................... $    966.4   $   767.8
Depreciation ....................................................    3,465.8     3,202.6
Provision for financing losses ..................................      433.3       307.2
Gains on Sales of Finance Receivables ...........................      (35.2)      (38.2)
Mortgage loans-originations/purchases ...........................  (14,116.9)   (7,575.9)
              -proceeds on sale .................................   13,493.1     6,772.6
Mortgage related securities held for trading - acquisitions .....     (334.7)     (273.7)
                                             - liquidations .....      287.3       401.5
Changes in the following items
  Due to General Motors Corporation and affiliated companies ....     (550.8)      863.6
  Taxes payable and deferred ....................................      (82.0)      625.6
  Interest payable ..............................................      442.8       537.2
  Other assets ..................................................       34.1       123.0
  Other liabilities .............................................      524.0       (84.1)
Other ...........................................................      161.1        22.6
                                                                   ---------   ---------
   Net cash provided by operating activities ....................    4,688.3     5,651.8
                                                                   ---------   ---------
Cash Flows From Investing Activities
Finance receivables-acquisitions ................................ (118,786.6) (121,008.7)
                   -liquidations ................................   92,875.2   102,189.6
Notes receivable from General Motors Corporation ................     (136.9)     (519.5)
Operating leases-acquisitions ...................................  (14,396.2)  (10,535.5)
                -liquidations ...................................    7,842.4     3,943.9
Investments in securities-acquisitions ..........................   (8,992.7)   (9,554.8)
                         -liquidations ..........................    8,974.8     9,127.7
Proceeds from sales of receivables-wholesale ....................   26,638.0    14,782.7
                                  -retail .......................    2,037.2     3,378.1
Due and deferred from receivable sales ..........................      152.3        60.2
Other ...........................................................     (713.3)      329.0
                                                                  ----------   ---------
   Net cash used in investing activities ........................   (4,505.8)   (7,807.3)
                                                                  ----------   ---------
Cash Flows From Financing  Activities
Debt with original maturities 90 days and over
     -proceeds ..................................................   40,146.5    35,755.2
     -liquidations ..............................................  (37,865.7)  (36,366.6)
Debt with original maturities less than 90 days-net change ......   (2,093.2)    2,808.4
Dividends paid ..................................................     (900.0)     (625.0)
                                                                  ----------   ---------
   Net cash (used in)/provided by financing activities ..........     (712.4)    1,572.0
                                                                  ----------   ---------

Effect of exchange rate changes on cash and cash equivalents ....        3.0         2.7
                                                                  ----------   ---------
   Net decrease in cash and cash equivalents ....................     (526.9)     (580.8)
Cash and cash equivalents at the beginning of the period ........    1,448.6     1,339.5
                                                                  ----------   ---------
Cash and cash equivalents at the end of the period ..............  $   921.7   $   758.7
                                                                  ==========   =========

Certain   amounts  for  1995  have  been   reclassified  to  conform  with  1996
classifications.

Reference should be made to the Notes to Consolidated Financial Statements.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                Exhibit 20
                                                                Page 4 of 6

NOTE 1.  FINANCE RECEIVABLES

The composition of finance receivables outstanding at September 30, 1996, December 31, 1995 and September 30, 1995 is summarized as follows:

                                          Sept. 30    Dec. 31     Sept. 30
                                            1996        1995        1995
                                         ----------  ----------  ----------
                                              (in millions of dollars)
United States
 Retail ................................ $ 27,142.5  $ 26,979.9  $ 25,362.9
 Wholesale .............................   12,876.6    16,189.6    14,282.7
 Leasing and lease financing ...........    1,262.1     1,327.3     1,382.0
 Term loans to dealers and others ......    3,923.6     3,729.6     3,992.0
                                         ----------  ----------  ----------
Total United States ....................   45,204.8    48,226.4    45,019.6
                                         ----------  ----------  ----------

Canada
 Retail ................................      663.2       786.8       888.2
 Wholesale .............................    1,622.1     1,512.2     1,576.2
 Leasing and lease financing ...........      855.0       714.8       759.5
 Term loans to dealers and others ......      171.9       142.0       154.9
                                         ----------  ----------  ----------
Total Canada ...........................    3,312.2     3,155.8     3,378.8
                                         ----------  ----------  ----------

Europe
 Retail ................................    5,770.0     5,955.9     6,044.6
 Wholesale .............................    3,009.3     3,863.0     3,042.3
 Leasing and lease financing ...........      544.0       567.0       516.2
 Term loans to dealers and others ......      235.4       230.5       231.4
                                         ----------  ----------  ----------
Total Europe ...........................    9,558.7    10,616.4     9,834.5
                                         ----------  ----------  ----------

Other Countries
 Retail ................................    2,112.8     1,908.6     1,834.5
 Wholesale .............................      842.2       656.1       482.2
 Leasing and lease financing ...........      566.6       451.2       420.5
 Term loans to dealers and others ......      126.0       120.8       115.8
                                         ----------  ----------  ----------
Total Other Countries ..................    3,647.6     3,136.7     2,853.0
                                         ----------  ----------  ----------

Total finance receivables ..............   61,723.3    65,135.3    61,085.9
                                         ----------  ----------  ----------

Deductions
 Unearned income .......................    3,768.5     3,922.5     3,862.9
 Allowance for financing losses ........      865.8       807.9       786.9
                                         ----------  ----------  ----------
Total deductions .......................    4,634.3     4,730.4     4,649.8
                                         ----------  ----------  ----------
Finance receivables, net ............... $ 57,089.0  $ 60,404.9  $ 56,436.1
                                         ==========  ==========  ==========

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exhibit 20
Page 5 of 6

NOTE 2.  NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE YEAR

                                          Sept. 30    Dec. 31     Sept. 30
                                            1996        1995        1995
                                         ----------  ----------  ----------
                                              (in millions of dollars)
Short-term notes
 Commercial paper ...................... $ 19,352.3  $ 21,926.0  $ 18,142.5
 Master notes ..........................      294.0       253.5       455.4
 Demand notes ..........................    3,450.7     3,037.4     2,931.6
 Other .................................    1,093.8     1,433.9     1,242.7
                                         ----------  ----------  ----------
Total principal amount .................   24,190.8    26,650.8    22,772.2
Unamortized discount ...................     (179.1)     (343.8)     (104.4)
                                         ----------  ----------  ----------
Total ..................................   24,011.7    26,307.0    22,667.8
                                         ----------  ----------  ----------

Bank loans and overdrafts
 United States .........................    1,238.0     1,014.0       690.0
 Other Countries .......................    6,458.5     7,031.7     5,308.0
                                         ----------  ----------  ----------
Total ..................................    7,696.5     8,045.7     5,998.0
                                         ----------  ----------  ----------

Other notes, loans and debentures
 payable within one year
  United States:
    Medium-term notes ..................    7,726.8     6,920.9     6,105.0
    Other (net) ........................    1,513.9     1,776.1     2,034.4
  Other countries ......................      912.8       822.1       758.1
                                         ----------  ----------  ----------
Total ..................................   10,153.5     9,519.1     8,897.5
                                         ----------  ----------  ----------

Total payable within one year .......... $ 41,861.7  $ 43,871.8  $ 37,563.3
                                         ==========  ==========  ==========

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Exhibit 20
                                                                 Page 6 of 6

NOTE 3.  NOTES, LOANS AND DEBENTURES PAYABLE AFTER ONE YEAR

                       Weighted average
                       interest rates at  Sept. 30     Dec. 31    Sept. 30
Maturity                Sept. 30, 1996      1996        1995        1995
---------------------- ----------------- ----------  ----------  ----------
Notes, Loans                                  (in millions of dollars)
 And Debentures
United States currency
 1996 ...................     --         $    --     $    --     $  2,006.6
 1997 ...................    6.6%           1,899.1     8,522.5     8,215.8
 1998 ...................    6.3%           7,418.9     4,975.3     4,850.1
 1999 ...................    6.9%           5,480.3     3,680.0     3,579.6
 2000 ...................    7.4%           3,453.6     2,453.2     2,403.0
 2001 ...................    7.1%           2,949.0     1,323.9     1,323.8
 2002 - 2006 ............    7.1%           5,401.3     3,777.6     2,342.2
 2007 - 2011 ............   10.3%             900.0       900.0       900.0
 2012 - 2016 ............   10.2%             677.2       977.2       977.2
 2017 - 2049 ............    5.2%              75.0        75.0        75.0
                                         ----------  ----------  ----------
Total United States currency               28,254.4    26,684.7    26,673.3

Other currencies
 1996 - 2005 ............    6.7%           5,575.0     5,130.0     5,951.6
                                         ----------  ----------  ----------
Total notes, loans and
 debentures .............                  33,829.4    31,814.7    32,624.9
Unamortized discount.....                    (732.3)     (764.1)     (768.9)
                                         ----------  ----------  ----------
Total notes, loans and
 debentures payable after
 one year ...............                $ 33,097.1  $ 31,050.6  $ 31,856.0
                                         ==========  ==========  ==========