Form 10-K405
period 1996-12-31
GENERAL MOTORS ACCEPTANCE CORP
filed 1997-03-14
CIK 40729

================================================================================
                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1996, OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE TRANSITION PERIOD FROM            TO

                                       Commission file number 1-3754

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                               38-0572512
           --------                               ----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

767 Fifth Avenue, New York, New York                   10153
3044 WEST GRAND BOULEVARD, DETROIT, MICHIGAN           48202
--------------------------------------------           -----
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  313-556-5000

The registrant meets the conditions set forth in General Instruction J(1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Securities  registered pursuant to Section 12(b) of the Act:
TITLE OF EACH CLASS
-------------------
7 3/4% Notes due April 15, 1997          5 1/2% Debentures due December 15, 2001
7.00 % Notes due August 15, 1997         6 3/4% Notes due February 7, 2002
8 3/8% Notes due May 1, 1997             7.00 % Notes due September 15, 2002
Floating Rate Notes due February 2, 1998 6 5/8% Notes due October 1, 2002
7 3/4% Notes due January 15, 1999        8 1/2% Notes due January  1, 2003
5 5/8% Notes due February 1, 1999        6 3/4% Notes due March 15, 2003
7 1/8% Notes due June 1, 1999            7 1/8% Notes due May 1, 2003
8 5/8% Notes due June 15, 1999           8 3/4% Notes due July 15, 2005
8.40 % Notes due October 15, 1999        6 5/8% Notes due October 15, 2005
7.00 % Notes due March 1, 2000           8 7/8% Notes due June 1, 2010
9 3/8% Notes due April 1, 2000           6.00 %  Debentures due April 1, 2011
9 5/8% Notes due May 15, 2000            10.00 % Deferred Interest Debentures
5 5/8% Notes due February 15, 2001                 due December 1, 2012
6 7/8% Notes due July 15, 2001           10.30 % Deferred Interest Debentures
9 5/8% Notes due December 15, 2001                 due June 15, 2015

All of the  securities  listed  above  are  registered  on the  New  York  Stock
Exchange.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

As of December 31, 1996, there were outstanding 22,000,000 shares of the issuer's common stock.
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
================================================================================

                                   CONTENTS

                                                         PAGE NO.
                                    PART I
   Item 1.     Business ....................................   3

   Item 2.     Properties ..................................   7

   Item 3.     Legal Proceedings ...........................   7

                                   PART II

   Item 5.     Market for Registrant's Common Equity
               and Related Stockholder Matters .............   7

   Item 6.     Selected Financial Data .....................   8

   Item 7.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations   9

   Item 8.     Financial Statements and Supplementary Data .  22

                    Management's Responsibilities for
                    Consolidated Financial Statements ......  22

                    Independent Auditors' Report ...........  23

                    Consolidated Balance Sheet .............  24

                    Consolidated Statement of Income and Net
                    Income Retained for Use in the Business   25

                    Consolidated Statement of Cash Flows ...  26

                    Notes to Consolidated Financial
                    Statements .............................  27

                    Supplementary Financial Data ...........  64

                                   PART IV

   Item 14.    Exhibits, Financial Statement Schedules
               and Reports on Form 8-K .....................  65

               Signatures ..................................  66

               Exhibit Index ...............................  68

               Ratio of Earnings To Fixed Charges ..........  69

               Independent Auditors' Consent ...............  70

                                   PART I

ITEM 1.  BUSINESS

General Motors Acceptance Corporation (the "Company" or "GMAC"), a wholly-owned subsidiary of General Motors Corporation ("General Motors" or "GM"), was incorporated in 1919 under the New York Banking Law relating to investment companies.

In conducting its primary form of business, GMAC and its affiliated companies offer a wide variety of automotive financial services to and through franchised General Motors dealers in many countries throughout the world. GMAC also offers financial services to other automobile dealerships and to the customers of those dealerships. Additionally, GMAC provides commercial financing for real estate, equipment and working capital loans to automobile dealerships, GM suppliers and customers of GM affiliates. GMAC's other financial services include insurance and mortgage banking. The Company had 17,758 and 17,252 employees worldwide, as of December 31, 1996 and 1995, respectively.

The Company operates directly and through its subsidiaries and affiliates (including joint ventures outside the U.S.) in which the Company or GM has equity investments. In its principal markets, GMAC offers automotive financing and other services as described below. The Company operates its automotive financing services outside of the U.S. in a similar manner, subject to local laws or other circumstances that may cause it to modify its procedures accordingly. The Company's policies and internal accounting controls are designed to ensure compliance with applicable laws and regulations.

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

In the North American automotive business, seasonal retail sales fluctuations cause production levels to vary from month to month. In addition, the changeover period related to the annual new model introduction traditionally occurs in the third quarter of each year, causing an unfavorable impact on the operating results of automobile manufacturers. These factors produce minor fluctuations in financing volume, with the second and third quarters of each year generally experiencing the strongest activity. However, seasonal variations in vehicle deliveries do not have a material impact on the Company's interim results; quarterly financing revenue remains relatively consistent throughout the year, primarily attributable to the use of the straight-line method for recognition of operating lease revenue and the interest method for recognition of income from retail and lease financing transactions as well as consistent dealer inventory levels. As the financing of GM manufactured vehicles comprises a substantial portion of the Company's business, any protracted reduction or suspension of GM's production or sales resulting from a decline in demand, work stoppage, governmental action, adverse publicity, or other event, could have a substantial unfavorable effect on the Company's results of operations. Information about GM's production and sales can be located in GM's Annual Report on Form 10-K for the year ended December 31, 1996, filed separately with the Securities and Exchange Commission.

RETAIL FINANCING

GMAC conducts its U.S. and Canadian retail automotive financing business under the trade name GMAC Financial Services. The Company provides financing services to customers through dealers who have established relationships with GMAC. Retail installment obligations for new and used products that meet GMAC's credit standards are purchased directly from dealers.

Outside the U.S. and Canada, GMAC conducts its retail automotive financing business under various trade names primarily depending upon General Motors activity in the country while also considering local customs and requirements. Retail automotive financing is provided in a similar manner as in the U.S., but in some cases GMAC enters into an installment obligation directly with the customer.

Retail obligations are generally secured by lien notation on vehicle titles and/or other forms of security interest in the vehicles financed. After satisfying local requirements, GMAC can generally repossess the vehicle if the installment buyer fails to meet the obligations of the contract. The interests of both GMAC and the retail buyer are usually protected by automobile physical damage insurance.

WHOLESALE FINANCING

Using GMAC's wholesale financing, qualifying dealers can finance new and used vehicles held in inventory pending sale or lease to retail or fleet buyers. When a dealer uses GMAC's Wholesale Finance Plan to acquire vehicles from a manufacturer or other vehicle sources, GMAC is ordinarily granted a security interest in those vehicles. GMAC can generally repossess the vehicle if the dealer does not pay the amount advanced or fails to comply with other conditions specified in the security agreement. ITEM 1. BUSINESS (CONTINUED)

GMAC also makes term loans to dealers and their affiliates for business acquisitions, facilities refurbishing, real estate purchases and working capital. The Company generally secures the loans with liens on real estate, other dealership assets and/or the personal guarantee of the dealer.

LEASING

GMAC offers leasing plans to retail customers as well as dealers or other companies that rent or lease vehicles to others.

OPERATING LEASES:
GMAC's most successful leasing program, called SmartLease in the U.S. and Canada, is a plan in which dealers originate the leases and offer them for purchase by GMAC. As GMAC assumes ownership of the vehicles from the dealers, these leases are accounted for as operating leases with the capitalized cost of the vehicles recorded as depreciable assets (net investment in operating leases). Dealers are not responsible for the customer's performance during the lease period nor for the value of the vehicle at the time of lease maturity. The SmartLease program encourages shorter customer trading cycles. Similar operating lease programs are offered in eleven other countries. On occasion, General Motors Corporation may elect to sponsor retail leasing programs by supporting special lease rates and/or guaranteeing residual values in excess of independently published residual value guide books used by GMAC. Credit standards for these programs are similar to those applied to retail financing contracts.

FINANCE LEASES:
GMAC also offers other leasing plans directly to individual customers and other entities. Under these plans, the leases are accounted for as finance leases and the receivables from the customers are recorded as finance receivables. GMAC does not assume ownership of the vehicle. These leasing receivables essentially represent installment sales of vehicles, with the vehicles usually being acquired by the customers at the end of the lease contracts.

LEASE FINANCING:
Dealers, their affiliates and other companies may obtain GMAC financing to buy vehicles, which they lease or rent to others. These leases, sometimes referred to as fleet leases, are categorized as finance receivables. GMAC generally has a security interest in these products and in the rental payments. However, competitive factors occasionally result in a limited security interest in this collateral. More than half of GMAC's fleet financing receivables are covered by General Motors programs which provide a limited payment guarantee to participating financing institutions as consideration for extending credit to a fleet customer. Under these programs, General Motors will reimburse the financing institution, subject to certain limitations, for losses on the sales of vehicles which are repossessed and returned to the selling dealers.

ITEM 1.  BUSINESS (CONCLUDED)

MORTGAGE BANKING

GMAC Mortgage Group, Inc. ("GMACMG"), conducts mortgage banking operations in the United States. GMACMG originates and markets single-family and commercial mortgage loans to investors and services these loans on behalf of investors. GMACMG also offers other consumer products including home equity loans, insurance services and trustee services.

GMACMG, through its wholly-owned subsidiary, Residential Funding Corporation ("RFC"), is engaged in the residential wholesale mortgage conduit business. RFC purchases non-conforming, single-family residential mortgages from mortgage lenders throughout the United States, securitizes such mortgages into mortgage pass-through certificates, sells the certificates to investors and performs master servicing of these securities on behalf of investors. GMACMG also packages securities backed by home equity loans and sub-prime mortgages. In addition, RFC provides warehouse lending facilities to certain mortgage banking customers secured by mortgage collateral as well as long-term secured lines of credit to construction lending project managers.

INSURANCE

Motors Insurance Corporation and its subsidiaries ("MIC") conduct insurance operations in the United States, Canada, Europe, Latin America and Asia-Pacific. MIC insures and reinsures selected personal, mechanical and commercial insurance coverages.

Personal lines coverages, which include automobile, homeowners and umbrella liability insurance, are offered primarily on a direct response basis. MIC insures mechanical coverage for new and used vehicles sold by GM dealers and others. Commercial lines include insurance for dealer vehicle inventories as well as other dealer property and casualty coverages. MIC also provides collateral protection coverage to GMAC on certain vehicles securing GMAC retail installment contracts. Additionally, MIC is a reinsurer of diverse property and casualty risks, primarily in the U.S. market. As a result of continued unfavorable industry trends for credit life and disability products, MIC ceased underwriting such coverages effective November 1, 1995.

SERVICING

GMAC services the retail installment and wholesale obligations which have been sold to third parties through its vehicle-related asset-backed securities program.

FINANCIAL INFORMATION

Financial information regarding industry segments and operations by geographic area is set forth in Note 17 of the Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

The Company and its subsidiaries have 388 financial service offices, 21 insurance offices and 175 mortgage offices. Of the number of financial service offices, 304 are in the United States and the Commonwealth of Puerto Rico, 28 in Canada and 56 in other countries. There are 13 insurance offices in the United States, 2 in Canada and 6 in Europe. Mortgage offices are all located in the United States. All premises are generally occupied under lease. Automobiles, office equipment and real estate properties owned and in use by the Company are not significant in relation to the total assets of the Company.

ITEM 3.  LEGAL PROCEEDINGS

There are  various  claims and  actions  pending  against  the  Company  and its subsidiaries with respect to commercial and consumer financing activities, taxes, insurance and other matters arising out of the conduct of the business. Certain of these actions are or purport to be class actions, seeking damages in very large amounts. The probability of adverse verdicts from individual claims and actions is determined by a periodic review conducted by management and the Company's General Counsel which involves soliciting input from staff attorneys as well as outside counsel. Based on these reviews and examinations, the amounts of liability on these claims and actions at December 31, 1996, were not determinable but, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on the Company's consolidated financial position or results of operations.


                                   ----------



                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is a wholly-owned subsidiary of General Motors Corporation and, accordingly, all shares of the Company's common stock are owned by General Motors Corporation. There is no market for the Company's common stock.

The Company paid cash dividends to General Motors Corporation of $1,200 million in 1996, $950 million in 1995 and $875 million in 1994.


ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS


                               1996        1995        1994        1993        1992
                            ---------   ----------  ----------  ----------  -------
INCOME AND NET INCOME                         (in millions of dollars)
RETAINED FOR USE
IN THE BUSINESS

Gross revenue and
 other income ............  $ 15,973.7  $ 14,863.2  $ 12,145.0  $ 12,483.5  $ 13,739.3
                            ----------  ----------  ----------  ----------  ----------

Interest and discount ....     4,937.5     4,936.3     4,230.9     4,721.2     5,828.6
Depreciation on
 operating leases ........     4,627.0     4,304.8     3,233.8     2,702.0     2,429.6
Operating expenses .......     2,690.3     2,391.8     2,032.3     2,090.1     2,021.2
Insurance losses and loss
 adjustment expenses .....       972.2       998.3     1,030.9     1,096.6       987.9
Provision for
 financing losses ........       669.0       448.8       177.3       300.8       371.0
                            ----------  ----------  ----------  ----------  ----------
   Total expenses ........    13,896.0    13,080.0    10,705.2    10,910.7    11,638.3
                            ----------  ----------  ----------  ----------  ----------

Income before income taxes     2,077.7     1,783.2     1,439.8     1,572.8     2,101.0
United States, foreign
 and other income taxes ..       837.2       752.2       512.7       591.7       882.3
                            ----------  ----------  ----------  ----------  ----------
Income before cumulative
 effect of accounting change   1,240.5     1,031.0       927.1       981.1     1,218.7
Cumulative effect of
 accounting change  ......       --          --           (7.4)      --         (282.6)
                            ----------  ----------  ----------  ----------  ----------
Net income ...............     1,240.5     1,031.0       919.7       981.1       936.1
Cash dividends ...........     1,200.0       950.0       875.0     1,250.0     1,100.0
                            ----------  ----------  ----------  ----------  ----------
Net income retained
 in the year .............  $     40.5  $     81.0  $     44.7  $   (268.9) $   (163.9)
                            ==========  ==========  ==========  ==========  ==========

ASSETS
Cash and cash equivalents   $    742.3  $  1,448.6  $  1,339.5  $  4,028.1  $  3,871.1
Earning assets ...........    95,346.8    92,014.1    83,271.0    75,709.4    88,137.9
Other assets .............     2,488.9     2,184.8     1,906.8     1,747.8     1,405.4
                            ----------  ----------  ----------  ----------  ----------
   Total .................  $ 98,578.0  $ 95,647.5  $ 86,517.3  $ 81,485.3  $ 93,414.4
                            ==========  ==========  ==========  ==========  ==========

NOTES, LOANS AND DEBENTURES
Payable within one year ..  $ 45,809.9  $ 43,871.8  $ 35,114.8  $ 35,084.4  $ 41,364.4
Payable after one year ...    32,878.9    31,050.6    31,539.6    27,688.8    33,174.2
                            ----------  ----------  ----------  ----------  ----------
   Total debt.............  $ 78,688.8  $ 74,922.4  $ 66,654.4  $ 62,773.2  $ 74,538.6
                            ==========  ==========  ==========  ==========  ==========

Certain amounts for the 1992 through 1995 periods have been reclassified to conform with 1996 classifications.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes to be relevant to an understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

For the tenth time in the Company's history, consolidated net income surpassed $1.0 billion dollars. All business sectors contributed to the 1996 earnings gain. The following table summarizes the most recent earnings of GMAC's financing and insurance businesses on a year-to-year basis:

                                         Income    Cumulative
                                         Before    Effect of
                                       Accounting  Accounting     Net
                                        CHANGES     CHANGES*     INCOME
                                        -------     --------     ------
                                      (in millions of dollars, after tax)
                1996
                ----
     Financing Operations**            $  1,048.1  $     --    $  1,048.1
     Insurance Operations***                192.4        --         192.4
                                       ----------  ----------  ----------
                Total                  $  1,240.5  $     --    $  1,240.5
                                       ==========  ==========  ==========

                1995
                ----
     Financing Operations**            $    868.4  $     --    $    868.4
     Insurance Operations***                162.6        --         162.6
                                       ----------  ----------  ----------
                Total                  $  1,031.0  $     --    $  1,031.0
                                       ==========  ==========  ==========

                1994
                ----
     Financing Operations**            $    809.0  $     (6.8) $    802.2
     Insurance Operations***                118.1        (0.6)      117.5
                                       ----------  ----------  ----------
                Total                  $    927.1  $     (7.4) $    919.7
                                       ==========  ==========  ==========

*   Statement of Financial Accounting Standard (SFAS) No. 112 was adopted in
    1994
**  Includes GMACMG
*** Motors Insurance Corporation (MIC)

On a consolidated basis, GMAC's return on average equity capital was 14.8% in 1996, compared to 12.5% in 1995, and 11.6% in 1994. Total cash dividends paid to General Motors Corporation in 1996 were $1,200 million, compared with $950 million in 1995 and $875 million in 1994.

In 1996, net income from financing operations was $179.7 million and $245.9 million above 1995 and 1994, respectively. The increase is primarily attributable to higher net financing revenues resulting from continued improvement in North American net interest margins, principally in the retail finance receivables and operating lease portfolios, and higher earnings from GMACMG.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The 1996 net income from insurance operations was 18% above 1995 performance and
64%  above  1994  earnings   principally   due  to  continued   improvements  in
underwriting results and higher realized capital gains.

UNITED STATES NEW PASSENGER CAR AND TRUCK DELIVERIES

U.S. deliveries of new GM vehicles were slightly below 1995 and 1994 levels. GMAC's restructured U.S. field operations, combined with special rate financing and lease incentive programs sponsored by GM, contributed to the achievement of higher financing penetration of new GM vehicle retail deliveries amid continued competitive pressures from other providers of vehicle financing. Participation in U.S. fleet deliveries has declined since 1994, primarily as a result of National Car Rental System's election to use other vehicle financing sources after it was sold by GM in June 1995.

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                      1996     1995     1994
                                                      ----     ----     ----
                                                      (in millions of units)
     Industry.......................................  15.5     15.1     15.4
     General Motors.................................   4.8      4.9      5.0

     U.S. New GM Vehicle Deliveries Financed by GMAC
       Retail (Installment Sale Contracts and
        Operating Leases)..........................   28.4%    26.4%    26.2%
       Fleet Transactions (Lease Financing)........    5.2%    11.5%    17.7%
     Total.........................................   24.0%    23.6%    24.5%

FINANCING VOLUME

The number of new vehicle deliveries financed during the three years ended December 31, 1996 are summarized below:

                                                      1996     1995     1994
                                                      ----     ----     ----
                                                     (in thousands of units)
     UNITED STATES
       Retail Installment Sale Contracts...........    634      672      679
       Operating Leases............................    506      445      448
       Leasing.....................................     63      133      196
                                                     -----    -----    -----
     New Deliveries Financed.......................  1,203    1,250    1,323
                                                     =====    =====    =====

     OTHER COUNTRIES
       Retail Installment Sale Contracts...........    327      361      366
       Operating Leases............................    225      199      179
       Leasing.....................................     78       68       68
                                                     -----    -----    -----
     New Deliveries Financed.......................    630      628      613
                                                     =====    =====    =====

     WORLDWIDE
       Retail Installment Sale Contracts...........    961    1,033    1,045
       Operating Leases............................    731      644      627
       Leasing.....................................    141      201      264
                                                     -----    -----    -----
     New Deliveries Financed.......................  1,833    1,878    1,936
                                                     =====    =====    =====
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The average new vehicle retail finance contract purchased by GMAC in the United States during 1996 was $21,500, compared to $21,300 in 1995 and $19,200 in 1994.
The average term for new vehicle retail finance contracts purchased was 54 months in 1996, compared to 56 months in 1995 and 55 months in 1994, while the monthly payment on such contracts purchased in 1996 and 1995 averaged $380, compared to $352 in 1994.

During 1996, the average capitalized cost for new vehicle retail lease contracts entered into in the United States was $24,400, compared to $23,500 in 1995 and $23,000 in 1994. The average term of such new vehicle retail leases was 31 months in both 1996 and 1995, and 30 months in 1994. Similarly, the average monthly retail lease payments on such contracts were $374 in 1996, $388 in 1995 and $372 in 1994.

GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided for
3.3 million, 3.7 million and 3.8 million new GM vehicles, representing 70.3%, 72.0% and 75.6% of all GM sales to dealers during 1996, 1995 and 1994, respectively. This decline in U.S. market share is principally the result of continued competitive pressures in this market segment.

ASSETS

At the end of 1996, the Company owned assets and serviced automotive receivables for others totaling $108.0 billion, an increase of $1.4 billion over year-end 1995. Total consolidated assets of the Company at December 31, 1996 were $98.6 billion, $2.9 billion above the previous year. Consolidated earning assets, which comprised $95.3 billion of the total consolidated assets, increased $3.3 billion from 1995 year-end levels. The year-to-year increase is primarily attributable to continued growth of operating leases and real estate mortgage outstandings, partially offset by a decline in the total finance receivables portfolio.

Cash and cash equivalents totaled $742.3 million at December 31, 1996, 49% less than the amount held at December 31, 1995. The lower holdings reflects a reduced need to accumulate cash as the Company's access to capital markets has continued to improve.

At December 31, 1996, the value of the Company's consolidated investment securities portfolio was $4,556.8 million, an increase of $228.6 million over 1995 year-end, primarily due to higher holdings of mortgage-related securities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Consolidated finance receivables, net of unearned income, amounted to $59.3 billion and $61.2 billion at December 31, 1996 and 1995, respectively. The decrease in outstandings is predominantly attributable to a $2.4 billion decline in wholesale receivables in the U.S., resulting from a combination of lower unit outstandings and additional sales of such receivables on a revolving basis through the Company's asset securitization program. As described in Note 3 in the Notes to Consolidated Financial Statements, the Company's asset securitization program is utilized as an alternative funding source through which retail and wholesale receivables are sold. The Company continues to service sold receivables for a fee and earns other related ongoing income. Principal balances of active trusts of sold wholesale receivables (including retained subordinated interests) totaled $5.4 billion and $4.7 billion at December 31, 1996 and 1995, respectively. The first of three revolving wholesale receivables trusts was formed in 1994 and matured during the first quarter of 1997.

At year-end 1996, outstanding principal balances (including retained subordinated interests) of sold retail receivables amounted to $4.3 billion, down 35% from $6.6 billion at year-end 1995. The decline in this portfolio primarily reflects the amortization of pools sold in prior years, partially offset by sales completed during 1996 which totaled $2.2 billion. This decline also contributed to the reduced amount in the due and deferred from receivable sales (net) which totaled $1.2 billion and $1.4 billion at December 31, 1996 and 1995, respectively.

Consolidated operating lease assets, net of depreciation, acquired principally under the GMAC SmartLease program, totaled $24.9 billion at year-end 1996, an increase of $2.8 billion over year-end 1995. Reflecting the continued growth of the operating lease portfolio, 1996 worldwide operating lease volume exceeded 1995 by 87,000 units.

The real estate mortgage inventory held for sale amounted to $2.8 billion at December 31, 1996, $1.3 billion above the prior year-end level. Similarly, the mortgage lending receivables portfolio, consisting primarily of short-term warehouse lines of credit to finance the origination of loans by other mortgage lenders, increased 98% during the year and totaled $1.4 billion at December 31, 1996. The higher year-end balances reflect growth of commercial operations and diminished competition for the non-conforming conduit operations.

Other earning assets totaled $1.3 billion at December 31, 1996, $0.4 billion above the prior year-end, with the increase resulting from higher mortgage servicing rights and a larger inventory of vehicles acquired from fleet and rental customers of General Motors.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY

The Company's liquidity, as well as its ability to profit from ongoing acquisition activity, is in large part dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. In this regard, GMAC regularly accesses the short-term, medium-term, and long-term debt markets, principally through commercial paper, notes and underwritten transactions.

As of December 31, 1996, GMAC's total borrowings were $78.7 billion compared with $74.9 billion at December 31, 1995. Approximately 77% of this debt represented funding for operations in the United States, with the remaining 23% of borrowings for operations in Canada (6%), Germany (6%) and other countries (11%). The 1996 year-end ratio of total borrowings to equity capital was 9.5:1 compared to 9.1:1 for year-end 1995. The higher year-to-year debt levels were principally used to fund increased asset levels and reduce accounts payable. Total short-term notes outstanding at December 31, 1996, amounted to $27.0 billion compared with $26.3 billion at year-end 1995.

Intermediate and long-term funding is provided through the issuance of underwritten debt and medium-term notes, which are offered by prospectus worldwide on a continuous basis. GMAC sells medium-term notes worldwide through dealer agents in book-entry form for any maturity ranging from nine months to thirty years. Sales of medium-term notes for U.S. operations totaled $7.4 billion in 1996 compared to $7.0 billion in 1995. Outstanding medium-term notes for U.S. operations totaled $23.0 billion at December 31, 1996, an increase of $0.4 billion from the prior-year period. In the U.S., underwritten debt issues totaling $1.7 billion were completed during 1996, compared with $1.4 billion in 1995. Underwritten debt issues outstanding in the U.S. at December 31, 1996 totaled $12.4 billion, an increase of $0.5 billion from year-end 1995. As of December 31, 1996, the Company had unissued debt securities available under effective shelf registrations with the U.S. Securities and Exchange Commission totaling $15.3 billion.

At December 31, 1996, GMAC maintained or had access to $30.6 billion of unused credit lines with banks worldwide, an increase of $0.2 billion from year-end 1995. Included in the unused credit lines are a committed U.S. revolving credit facility of $10.0 billion, which serves primarily as back-up for GMAC's unsecured U.S. commercial paper program, and a $12.2 billion U.S. asset-backed commercial paper liquidity and receivables credit facility for New Center Asset Trust (NCAT), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

Outside the United States, funding needs are met primarily by a combination of short-term and medium-term loans from banks and other financial institutions. Where it is cost-effective, the Company also issues commercial paper, as well as medium-term and long-term debt, in both the Euro and local markets to fund certain non-U.S. operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Credit facilities supporting operations of the Company's international subsidiaries totaled $17.1 billion at December 31, 1996 of which $8.1 billion was unused. As of December 31, 1996, the committed and uncommitted portion of such credit facilities totaled $5.0 billion and $12.1 billion, respectively.

As discussed in Note 3 in the Notes to Consolidated Statements, the Company occasionally sells finance receivables through special purpose bankruptcy-remote subsidiaries which it continues to service for a fee.

The scope of GMAC's ability to tap the capital markets for unsecured debt is linked to both its term debt and commercial paper ratings. This is particularly true with respect to the Company's commercial paper ratings. These ratings are intended to provide guidance to investors in determining the credit risk associated with particular securities based on current information obtained by the rating organizations from the Company or other sources that such organizations consider to be reliable. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. A security rating is not a recommendation to buy, sell, or hold securities and is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Substantially all of the Company's short-term, medium-term, and long-term debt has been rated by four nationally recognized statistical rating organizations. As of March 14, 1997, all of the latest ratings assigned were within the investment grade category.

                                        Senior                    Commercial
RATING AGENCY                            DEBT                        PAPER
-------------                            ----                        -----

Duff & Phelps Credit Rating Co.           A-                         D-1
Fitch Investors Service, Inc.             A-                         F-1
Moody's Investors Service, Inc.           A3                       Prime-1
Standard & Poor's Ratings Services        A-                         A-2

Duff & Phelps Credit Rating Co. (D&P), has assigned a rating of A- to the senior debt of the Company, the seventh highest among ten investment grade ratings available, indicating adequate likelihood of timely payment of principal and interest. The Company's commercial paper has received a rating of D-1 from D&P, the second highest of five investment grade ratings available, signifying a very high certainty of timely payment based on excellent liquidity factors and good fundamental protection factors. D&P reaffirmed these ratings in January 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fitch Investors Service, Inc. (Fitch), has assigned ratings of A- and F-1 to the Company's senior debt and commercial paper, the seventh and second highest among ten and four investment grade ratings available, respectively. The A- rating is assigned by Fitch to bonds considered to be of high credit quality with the obligor's ability to pay interest and repay principal considered to be strong. The F-1 rating is assigned to short-term issues which possess a very strong credit quality based primarily on the existence of liquidity necessary to meet the obligations in a timely manner. Fitch reaffirmed these ratings in January 1997.

Moody's Investors Service, Inc. (Moody's), has assigned a rating of A3 to the Company's senior debt, the seventh highest among ten investment grade ratings available, indicating many favorable investment attributes with security factors for principal to be adequate. The Company's commercial paper has received a rating of Prime-1 from Moody's, the highest of three such ratings, reflecting superior ability for repayment of senior short-term debt obligations and assured ability to access alternative sources of liquidity. Additional repayment characteristics of commercial paper issues receiving this premium rating include leading market position in a well established industry, high rates of return on funds employed, and broad margins in earnings coverage of fixed financial charges. Each of these ratings were assigned by Moody's in May 1995.

Standard & Poor's Ratings Services, a division of McGraw-Hill Companies, Inc. (S&P), has assigned a rating of A- to the Company's senior debt, seventh highest among ten investment grade ratings available. The A- rating is assigned to bonds considered to have a strong capacity to pay interest and repay principal. The Company's commercial paper has received a rating of A-2, third highest of the four investment grade ratings available, indicating strong capacity for timely payment determined by significant safety characteristics. S&P affirmed these ratings in January 1997.

At this date, GMAC is not under review by any of the above rating agencies.

In managing the interest rate and foreign exchange exposures of a multinational finance entity, the Company and its subsidiaries utilize a variety of interest rate and currency derivative financial instruments. As an end-user of such instruments, GMAC is in a better position to expand its investor base and to minimize its funding costs, enhancing its ability to offer attractive, competitive financing rates to its customers. The derivative instruments utilized by the Company are relatively straightforward and involve little complexity. The portfolio consists of interest rate swaps, caps, forward starting interest rate swaps and options; currency swaps which are matched to offset a companion asset or funding obligation; and hedges related to GMACMG activities.

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

The aggregate fair value of the Company's derivatives portfolio represents a small percentage of its $8.3 billion equity base at December 31, 1996. The total notional amount of off-balance sheet instruments was $48.3 billion and $18.8 billion at December 31, 1996 and 1995, respectively. The increase in 1996 year-end notional outstandings is partially due to the purchase of interest rate caps, forward starting interest rate swaps, and options on futures, all of which are intended to protect against possible interest rate increases in 1997. Also contributing to the higher 1996 notional positions were increased hedges related to growth in GMACMG business activities. Summary schedules of outstanding contracts by type and term as well as a reconciliation of the Company's interest rate and currency swap activities for the years ended December 31, 1996 and 1995, are included in Note 16 in the Notes to Consolidated Financial Statements.


CASH FLOWS

Cash provided by 1996 operating and financing activities totaled $4.2 billion and $2.6 billion, respectively. In comparison, cash provided by 1995 operating and financing activities totaled $5.9 billion and $6.7 billion, respectively. Similarly, 1994 operating and financing activities generated cash flows of $4.4 and $2.5 billion, respectively. These cash flows were used in investing activities which totaled $7.5 billion in 1996, $12.5 billion in 1995 and $9.6 billion in 1994. In addition to investing primarily in the expansion of operating lease assets throughout the last three years, the 1995 cash usage reflects growth of the retail finance receivables portfolio. In 1994, the resultant $2.7 billion decrease in cash and cash equivalents was the outcome of a planned reduction in liquidity reserve requirements due to the Company's improved access to capital markets.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COLLECTION RESULTS

The following statistics, which include serviced assets, summarize the Company's delinquency, repossession and loss experience during the three year period ended December 31, 1996:

                                                    1996      1995      1994
                                                  --------  --------  ------
RETAIL AND LEASE FINANCING
Accounts past due over 30 days (average) .........    3.2%      2.7%     2.5%
Repossessions of new vehicles ....................    2.0%      1.9%     1.7%
Repossessions of used vehicles ...................    4.4%      3.7%     2.6%

Number of repossessed vehicles ................... 130,000   124,000  110,000

Net retail losses as a percent of
  total average serviced receivables..............   1.37%     0.84%    0.54%

RETAIL LOSSES AS PERCENT OF LIQUIDATIONS:
Total serviced - Worldwide .......................   2.20%     1.35%    0.85%
New serviced - United States .....................   1.75%     1.08%    0.78%
Retail sold - United States ......................   0.64%     0.45%    0.46%

CHARGE-OFFS (IN MILLIONS OF DOLLARS):
Serviced receivables, net of recoveries ..........  $567.7    $352.8   $276.5
Owned receivables, net ...........................   535.3     317.9    245.0

Allowance for financing losses as a percent of
  net serviced receivables .......................   1.38%     1.18%    1.10%

OPERATING LEASE PORTFOLIO - UNITED STATES:
Percentage of contracts in payment delinquency ...   1.60%     1.32%    0.98%
Number of early terminations by default ..........  19,600    12,300    6,800

Consistent with recent trends in the consumer finance industry, the Company's delinquencies and losses have increased during the past two years, particularly in the U.S. used vehicle financing portfolio. The 1994 collection and loss results were extraordinarily low compared to historical trends. Additions to the reserve as well as tightened credit standards and intensified collection efforts are expected to mitigate the Company's exposure to further adverse trends in consumer payment experience.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

BORROWING COSTS

During 1996, the Company returned to a more traditional funding mix in the U.S. by emphasizing more floating rate short-term debt at a time during which the general level of short-term rates declined (e.g., the 1996 U.S. prime lending rate averaged 56 basis points below 1995). As a result, GMAC's cost of short-term debt in the United States decreased to an average of 5.44%, 61 basis points below 1995, but 89 basis points above 1994. United States medium-term and long-term debt costs decreased to an average of 7.20% for 1996, 15 and 29 basis points below 1995 and 1994, respectively. These improvements led to a reduced composite cost of debt for United States operations which averaged 6.51% in 1996, compared to 6.86% in 1995 and 6.48% in 1994. The Company's worldwide cost of debt averaged 6.57% in 1996, down 45 and 12 basis points from 1995 and 1994, respectively. The benefits of these lower borrowing cost factors almost entirely offset the effect of higher average borrowings to result in the interest and discount expense being only $1.2 million above the 1995 expense.

FINANCING REVENUES AND OTHER INCOME

Consolidated financing revenue totaled $12.6 billion in 1996 compared with $11.7 billion and $9.4 billion in 1995 and 1994, respectively. The 1996 increase primarily resulted from higher revenues from the portfolios of U.S. retail finance receivables and North American operating leases. All areas of the business contributed to the 1995 increase.

Retail and lease financing revenue, at $3,822.2 million for 1996, was $530.6 million and $867.2 million higher than 1995 and 1994, respectively. The predominant factor in the 1996 increase was higher average owned retail finance outstandings in the U.S., a result of expanding the portfolio between mid-1995 and mid-1996. Operating lease revenue, net of depreciation, reached $2,587.6 million in 1996, compared to $1,980.2 million in 1995 and $1,621.9 million in 1994, as leasing remained a popular choice of consumers. Also contributing to the leasing margin increase was continued positive performance in the liquidation of off-lease vehicles, including consideration of residual support received from GM.

Wholesale and term loan financing revenue amounted to $1,607.0 million, compared with $2,087.4 million in 1995 and $1,608.1 million in 1994. The 1996 decrease is primarily attributable to a combination of lower average outstandings caused by establishing additional trusts for revolving sales of wholesale receivables during August 1995 and April 1996 and lower short-term interest rate indices upon which floor plan inventory rates are based.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other income, including gains and fees related to sold finance receivables as well as GMACMG revenues, totaled $2,171.9 million for 1996, compared to $2,116.8 million and $1,598.6 million in 1995 and 1994, respectively. The slight increase in 1996 is primarily attributable to continued growth in fee and investment revenue at GMACMG, which was partially offset by lower income from sales of retail finance receivables transactions. Significantly higher fee and investment income at GMACMG produced the majority of the 32% increase in 1995 as compared with 1994.

Pre-tax gains on sold retail receivables, excluding the related limited recourse loss provision, totaled $35.2 million during 1996 compared with $38.2 million in 1995 and $30.8 million in 1994. Retail receivables sales generally accelerate the recognition of income on retail contracts, net of servicing fees and other related deferrals, into the period the receivables are sold. The amount of such gains is affected by a number of factors and may create variability in quarterly earnings depending on the type and amount of receivables sold, the structure used to effect the sale, as well as the prevailing financial market conditions. This acceleration results in the pre-tax gains reflected above, and can create variability in annual earnings depending on the amount, timing and the net margin between the average yield and all-in-cost of the sold receivables. The acceleration also reduces profit potential in future periods. Although this acceleration can significantly impact quarterly or year-to-year comparisons, it should be noted that the Company generally recognizes approximately 70% of interest and discount revenue in the first two years of a retail contract (reflecting the term of the underlying contracts, revenue recognition methods and historical prepayment experience). As such, depending on the timing of receivables sales in a given year, the net impact on annual earnings may be substantially less than the gains indicated.

EXPENSES

Salaries and benefits increased in 1996 to $974.3 million from $892.8 million and $813.7 million in 1995 and 1994, respectively. The higher salary costs in 1996 primarily reflect higher employment levels at GMACMG incidental to expanded financing and servicing business activities as well as wage increases to a relatively stable financing operations workforce.

Other operating expenses totaled $1,716.0 million for 1996, $217.0 million and $497.4 million higher than the respective 1995 and 1994 periods. The 1996 increase over 1995 reflects higher general operating costs incidental to expanded financing business activities, principally at GMACMG, as well as higher data processing costs, increased credit losses on operating leases, and higher collection and repossession costs. The 1995 increase over 1994 is partially attributable to higher valuation adjustments related to repossessed vehicles, and higher renovation and relocation costs related to the restructuring of North American field operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As noted earlier, net retail losses (as a percentage of total average serviced receivables) increased to 1.37% in 1996 from 0.84% in 1995 and 0.54% in 1994; primarily a result of a continued rise in vehicle charge-off experience in the U.S., particularly in the used vehicle financing portfolio. This increase in repossessions and losses as well as additions to the loss reserves resulted in the $669.0 million provision for financing losses for 1996, which is $220.2 million and $491.7 million above the respective 1995 and 1994 periods. The 1994 provision for financing losses was extraordinarily low in a historical context.

United States, foreign and other income taxes amounted to $837.2 million for 1996, $85.0 million and $324.5 million more than 1995 and 1994, respectively. The 1996 increase over 1995 primarily reflects a 17% increase in pre-tax income partially offset by a decline in the effective income tax rate on a consolidated basis. Similarly, the increase in the 1995 income tax expense over 1994 was attributable to a 24% increase in pre-tax income as well as a higher effective income tax rate. The effective income tax rate for 1996 was 40.3%, compared to 42.2% in 1995 and 35.6% in 1994. The favorable change in 1996 was attributable to lower effective income tax rates for international operations. The 1995 increase over 1994 reflected higher U.S. and foreign taxes assessed on foreign source income.

MORTGAGE OPERATIONS

GMACMG continued to maintain its position as a leading mortgage banker in the United States. Increased volume for all segments, combined with lower average short-term interest rates, led to earnings growth for GMACMG. For 1996, loan origination, mortgage servicing acquisitions and correspondent loan volume (including a $2.8 billion transfer of servicing on GMAC term loans to dealers) totaled $52.4 billion, an increase of $16.5 billion and $35.3 billion over 1995 and 1994, respectively. The continued growth represents expanded commercial operations, continued participation in the market for residential servicing rights and diminished competition for the non-conforming conduit operations. Reflecting the higher lending activities, the GMACMG servicing portfolio at December 31, 1996, including $2.7 billion of GMAC term loans, was $110.0 billion, 35% above the $81.2 billion at December 31, 1995.

INSURANCE OPERATIONS

Gross premiums written by MIC and its subsidiaries totaled $1,349.7 million, $1,324.8 million and $1,360.9 million in 1996, 1995 and 1994, respectively. Net premiums written totaled $1,150.2 million in 1996, a decrease of $5.8 million from 1995, and $60.9 million below 1994.

Capital gains at MIC totaled $100.2 million for 1996, $13.8 million and $35.5 million above 1995 and 1994, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)

ACCOUNTING STANDARDS

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 is effective for certain transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. SFAS No. 125 supercedes SFAS No. 77, Reporting by Transferors for Transfers of Receivables with Recourse. SFAS No. 125 also supercedes SFAS No. 122, Accounting for Mortgage Servicing Rights, which was adopted by the Company in 1995 without a material impact on the consolidated financial statements. The Company has determined that the required January 1, 1997 adoption of this statement will not have a material impact on its consolidated financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S RESPONSIBILITIES FOR CONSOLIDATED FINANCIAL STATEMENTS

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

The Board of Directors, through its Audit Committee (the "Committee"), is responsible for: (1) assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements; and (2) engaging the independent auditors. The Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management and the internal auditors meet regularly (separately and jointly) with the Committee to review the activities of each, to ensure that each is properly discharging its responsibilities and to assess the effectiveness of the system of internal accounting controls. It is management's conclusion that the system of internal accounting controls at December 31, 1996, provides reasonable assurance that the books and records reflect the transactions of the companies and that its established policies and procedures are complied with. To ensure complete independence, Deloitte & Touche LLP has full and free access to meet with the Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal accounting controls and the quality of the financial reporting.


S/ J. R. RINES                     S/ E. A. FELDSTEIN
--------------                     ------------------
John R. Rines, President and       Eric A. Feldstein, Executive Vice
Chief Executive Officer            President and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT


General Motors Acceptance Corporation:

We have audited the Consolidated Balance Sheet of General Motors Acceptance Corporation and subsidiaries as of December 31, 1996 and 1995 and the related Consolidated Statement of Income and Net Income Retained for Use in the Business and Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of General Motors Acceptance Corporation and subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


S\ DELOITTE & TOUCHE LLP
------------------------
 DELOITTE & TOUCHE LLP

600 Renaissance Center
Detroit, Michigan 48243-1704

January 28, 1997



                      GENERAL MOTORS ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                                        DECEMBER 31,
                                                                                        -----------
                                                                                      1996        1995
                                                                                   ----------- -----------
                                                                                  (in millions of dollars)

Cash and cash equivalents (Note 1) .............................................   $     742.3 $   1,448.6
                                                                                   ----------- -----------
EARNING ASSETS
Investments in securities (Note 5) .............................................       4,556.8     4,328.2
Finance receivables, net (Notes 2 and 3) .......................................      58,380.0    60,404.9
Investment in operating leases, net (Note 4) ...................................      24,909.5    22,134.9
Notes receivable from General Motors Corporation (Note 13) .....................         190.5      --
Real estate mortgages - held for sale ..........................................       2,785.0     1,486.8
                      - held for investment ....................................         611.2       706.8
                      - lending receivables ....................................       1,404.6       710.1
Due and deferred from receivable sales, net (Note 3) ...........................       1,214.5     1,371.4
Other (Note 13) ................................................................       1,294.7       871.0
                                                                                   ----------- -----------
   Total earning assets ........................................................      95,346.8    92,014.1
                                                                                   ----------- -----------

NONEARNING ASSETS (Note 6) .....................................................       2,488.9     2,184.8
                                                                                   ----------- -----------

TOTAL ASSETS ...................................................................   $  98,578.0 $  95,647.5
                                                                                   =========== ===========

Notes, loans and debentures payable within
 one year (Notes 7 and 8) ......................................................   $  45,809.9 $  43,871.8
                                                                                   ----------- -----------

ACCOUNTS PAYABLE AND OTHER LIABILITIES
General Motors Corporation and affiliated companies (Note 13) ..................         646.6     1,787.6
Interest .......................................................................       1,065.2     1,048.0
Unpaid insurance losses and loss adjustment expense ............................       1,581.9     1,499.7
Unearned insurance premiums ....................................................       1,437.5     1,421.9
Deferred income taxes (Note 10) ................................................       2,215.8     2,175.6
United States and foreign income and
 other taxes payable (Note 10) .................................................          35.6       294.5
Other postretirement benefits (Note 12) ........................................         627.0       600.4
Other ..........................................................................       4,012.0     3,628.1
                                                                                   ----------- -----------
   Total accounts payable and other liabilities ................................      11,621.6    12,455.8
                                                                                   ----------- -----------

Notes, loans and debentures payable after one year (Note 9) ....................      32,878.9    31,050.6
                                                                                   ----------- -----------

Commitments and contingencies (Notes 4, 16 and 18)

Common stock, $100 par value (authorized 25,000,000 shares,
 outstanding 22,000,000 shares) ................................................       2,200.0     2,200.0
Net income retained for use in the business ....................................       5,775.2     5,734.7
Net unrealized gains on securities (Note 5) ....................................         276.7       284.7
Unrealized accumulated foreign currency translation adjustment .................          15.7        49.9
                                                                                   ----------- -----------
   Total stockholder's equity ..................................................       8,267.6     8,269.3
                                                                                   ----------- -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY .....................................   $  98,578.0 $  95,647.5
                                                                                   =========== ===========

Reference should be made to the Notes to Consolidated Financial Statements



                      GENERAL MOTORS ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME AND
                   NET INCOME RETAINED FOR USE IN THE BUSINESS

                                             FOR THE YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                               1996        1995        1994
                                               ----        ----        ----
                                                 (in millions of dollars)
FINANCING REVENUE (Note 1)
Retail and lease financing (Note 2) ......  $  3,822.2  $  3,291.6  $  2,955.0
Operating leases (Note 4) ................     7,214.6     6,285.0     4,855.7
Wholesale and term loans (Note 2) ........     1,607.0     2,087.4     1,608.1
                                            ----------  ----------  ----------
   Total financing revenue ...............    12,643.8    11,664.0     9,418.8
Interest and discount (Notes 8 & 9) ......    (4,937.5)   (4,936.3)   (4,230.9)
Depreciation on operating leases (Note 4).    (4,627.0)   (4,304.8)   (3,233.8)
                                            ----------- ----------  ----------
   Net financing revenue .................     3,079.3     2,422.9     1,954.1
Insurance premiums earned ................     1,158.0     1,082.4     1,127.6
Other income (Notes 3 and 13) ............     2,171.9     2,116.8     1,598.6
                                            ----------  ----------  ----------
   NET FINANCING REVENUE AND OTHER .......     6,409.2     5,622.1     4,680.3
                                            ----------  ----------  ----------

EXPENSES
Salaries and benefits ....................       974.3       892.8       813.7
Other operating expenses .................     1,716.0     1,499.0     1,218.6
Insurance losses and loss adjustment
 expenses ................................       972.2       998.3     1,030.9
Provision for financing losses (Note 2) ..       669.0       448.8       177.3
                                            ----------  ----------  ----------
   Total expenses ........................     4,331.5     3,838.9     3,240.5
                                            ----------  ----------  ----------

Income before income taxes ...............     2,077.7     1,783.2     1,439.8
United States, foreign and other income
 taxes (Note 10) .........................       837.2       752.2       512.7
                                            ----------  ----------  ----------
Income before cumulative effect of
 accounting change .......................     1,240.5     1,031.0       927.1
Cumulative effect of accounting change
 (Note 12)................................      --          --            (7.4)
                                            ----------  ----------  ----------
   NET INCOME ............................     1,240.5     1,031.0       919.7

Net income retained for use in the
 business at beginning of the year .......     5,734.7     5,653.7     5,609.0
                                            ----------  ----------  ----------
Total ....................................     6,975.2     6,684.7     6,528.7
Cash dividends ...........................     1,200.0       950.0       875.0
                                            ----------  ----------  ----------
   NET INCOME RETAINED FOR USE IN THE
    BUSINESS AT END OF THE YEAR ..........  $  5,775.2  $  5,734.7  $  5,653.7
                                            ==========  ==========  ==========

Reference should be made to the Notes to Consolidated Financial Statements.




                      GENERAL MOTORS ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1996        1995        1994
                                                               ----        ----        ----
                                                                 (in millions of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
Income before cumulative effect of accounting
 changes .................................................  $  1,240.5  $  1,031.0   $   927.1
Depreciation .............................................     4,667.5     4,342.7     3,267.2
Provision for financing losses ...........................       669.0       448.8       177.3
Gains on sales of finance receivables.....................       (35.2)      (38.2)      (30.8)
Mortgage loans-originations/purchases ....................   (19,455.3)  (12,085.6)  (10,135.7)
              -proceeds on sale ..........................    18,157.1    11,613.1    10,386.2
Mortgage-related securities held for trading-acquisitions       (970.2)     (515.4)     (275.8)
                                            -liquidations        757.6       532.6         --
Changes in the following items:
  Due to General Motors Corporation and
   affiliated companies ..................................    (1,103.0)     (133.6)     (618.1)
  Taxes payable and deferred .............................      (204.5)      855.8       542.8
  Interest payable .......................................        17.0        86.6       (50.2)
  Other assets ...........................................      (199.9)     (212.2)     (598.4)
  Other liabilities ......................................       369.0       (61.7)      713.2
Other ....................................................       279.3        45.3       129.4
                                                            ----------  ----------   ---------

   Net cash provided by operating activities .............     4,188.9     5,909.2     4,434.2
                                                            ----------  ----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Finance receivables-acquisitions .........................  (155,477.3) (163,033.3) (156,579.8)
                   -liquidations .........................   120,252.6   132,741.7   135,905.2
Notes receivable from General Motors Corporation .........      (190.5)    1,080.5       275.0
Operating leases-acquisitions ............................   (14,381.8)  (14,034.6)  (13,086.8)
                -liquidations ............................     6,795.9     5,642.5     3,569.5
Investments in securities-acquisitions ...................   (13,088.6)  (12,207.6)  (11,439.5)
                         -liquidations ...................    13,063.2    11,864.7    11,495.2
Proceeds from sales of receivables-wholesale .............    34,620.0    22,010.8    16,786.7
                                  -retail ................     2,037.2     3,378.1     3,461.0
Due and deferred from receivable sales ...................       192.0       231.9       322.9
Other ....................................................    (1,288.8)     (219.4)     (341.2)
                                                            ----------  ----------   ---------
   Net cash used in investing activities .................    (7,466.1)  (12,544.7)   (9,631.8)
                                                            ----------  ----------   ---------
CASH FLOWS FROM FINANCING  ACTIVITIES
Debt with original maturities 90 days and over
     -proceeds ...........................................    54,377.4    47,807.0    46,348.0
     -liquidations .......................................   (48,875.0)  (44,138.7)  (46,541.3)
Debt with original maturities less than 90 days-net change    (1,731.9)    4,026.5     3,540.8
Dividends paid ...........................................    (1,200.0)     (950.0)     (875.0)
Proceeds from issuance of stock to General Motors ........       --         --            35.0
                                                            ----------  ----------   ---------
   Net cash provided by financing activities .............     2,570.5     6,744.8     2,507.5
                                                            ----------  ----------   ---------
Effect of exchange rate changes on cash and cash
 equivalents .............................................         0.4        (0.2)        1.5
                                                            ----------  ----------   ---------
   Net (decrease)/increase in cash and cash equivalents ..      (706.3)      109.1    (2,688.6)
Cash and cash equivalents at the beginning of the year ...     1,448.6     1,339.5     4,028.1
                                                            ----------  ----------   ---------
Cash and cash equivalents at the end of the year .........  $    742.3  $  1,448.6  $  1,339.5
                                                            ==========  ==========  ==========

SUPPLEMENTARY CASH FLOWS INFORMATION
 Interest paid ...........................................  $  4,851.7  $  4,783.3  $  4,223.7
 Income taxes paid/(recovered) ...........................  $  1,003.9  $    210.9  $    (16.0)

Reference should be made to the Notes to Consolidated Financial Statements.


                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
General Motors Acceptance Corporation (the "Company"), a wholly-owned subsidiary of General Motors Corporation ("General Motors" or "GM"), was incorporated in 1919 under the New York Banking Law relating to investment companies.

The Company is a financial services organization that principally provides consumer and dealer vehicle financing. The principal markets for the Company's vehicle financial products and services are North America, Europe, Latin America and Asia-Pacific. The Company's mortgage banking subsidiaries operate in the U.S. In addition, the Company owns subsidiaries which offer insurance products and services in North America, Canada, Europe, Latin America and Asia-Pacific.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Certain prior period amounts have been reclassified to conform with the 1996 presentation.

CASH EQUIVALENTS
Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.

REVENUE RECOGNITION
Financing revenue is recorded over the terms of the receivables using the interest method. Certain loan origination costs are deferred and amortized to financing revenue over the life of the related loans using the interest method.

Income from operating lease assets is on a straight-line basis over the scheduled lease term. Certain operating lease origination costs are deferred and amortized to financing revenue over the life of the related operating leases using the straight-line method.

ALLOWANCE FOR FINANCING LOSSES
An allowance for financing losses is generally established during the period in which receivables are acquired and is maintained in amounts considered by management to be appropriate in relation to receivables outstanding. Losses arising from the sale of repossessed collateral are charged to the allowance for financing losses. Where repossession has not been effected, losses are charged off as soon as it is determined that the collateral cannot be repossessed, generally not more than 150 days after default.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REPOSSESSED PROPERTY AND IMPAIRED LOANS
Losses arising from the repossession of collateral supporting doubtful accounts and property supporting defaulted operating leases are recognized upon repossession. Repossessed assets are recorded at the lower of historical cost or estimated realizable value and are included in nonearning assets with the related adjustments to the valuation allowance included in other operating expenses.

Non-retail finance receivables are reduced to the estimated fair value of collateral when determined to be impaired or uncollectible.

SALES OF RECEIVABLES
The Company sells retail and wholesale receivables through consolidated special purpose subsidiaries which absorb all losses related to sold receivables to the extent of their subordinated investments and certain segregated restricted cash reserves. Appropriate limited recourse loss allowances associated with sold receivables are transferred from the allowance for financing losses and are included in "Due and deferred from receivable sales, net". Normal servicing fees on sold receivables are earned over time based on the amount of serviced loans outstanding.

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

In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 requires securitization transactions to be accounted for as sales when legal and effective control over transferred receivables is surrendered. SFAS No. 125 is effective for certain transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively.

DEPRECIATION
The Company and its subsidiaries provide for depreciation of vehicles and other equipment on operating leases or in company use generally on a straight-line basis. The provision for depreciation is adjusted for the difference between the net book value and the proceeds of sale or salvage on disposal of the assets. The Company evaluates its depreciation policy for leased vehicles on a regular basis.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION
All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of stockholder's equity.

FINANCIAL INSTRUMENTS
The Company is party to a variety of interest rate and foreign exchange swap agreements and options.

The Company accounts for interest rate swap agreements using settlement accounting as they alter the characteristics of assets or liabilities to which they are matched. The cash flows from interest rate swaps are accounted for as adjustments to interest income or expense depending on the underlying exposure. Gains and losses from terminated contracts are deferred and amortized over the remaining period of the original swap or the remaining term of the underlying exposure whichever is shorter. Open swap positions are reviewed regularly to ensure that they remain effective in managing interest rate risk. Purchased eurodollar options and written options (including related premiums), and interest rate basis swaps are marked-to-market on a current basis with the related income or expense included in other income. Portfolio swaps are identified with specific portfolios of assets or liabilities with any amounts due or payable, and amounts paid or received, offset against the related interest income or expense.

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

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONCLUDED)

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

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts which differ from those estimates.



                     GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  FINANCE RECEIVABLES

The composition of finance receivables outstanding at December 31, 1996 and 1995 is summarized as follows:
                                                          DECEMBER 31,
                                                          ------------
                                                        1996        1995
                                                        ----        ----
                                                    (in millions of dollars)
United States
 Retail ...........................................  $ 26,867.4  $ 26,979.9
 Wholesale ........................................    13,825.8    16,189.6
 Leasing and lease financing ......................     1,188.3     1,327.3
 Term loans to dealers and others .................     3,386.7     3,729.6
                                                     ----------  ----------
Total United States ...............................    45,268.2    48,226.4
                                                     ----------  ----------

Canada
 Retail ...........................................       657.8       786.8
 Wholesale ........................................     1,615.8     1,512.2
 Leasing and lease financing ......................       834.1       714.8
 Term loans to dealers and others .................       178.2       142.0
                                                     ----------  ----------
Total Canada ......................................     3,285.9     3,155.8
                                                     ----------  ----------

Europe
 Retail ...........................................     5,803.5     5,955.9
 Wholesale ........................................     3,951.3     3,863.0
 Leasing and lease financing ......................       561.9       567.0
 Term loans to dealers and others .................       241.9       230.5
                                                     ----------  ----------
Total Europe ......................................    10,558.6    10,616.4
                                                     ----------  ----------

Other Countries
 Retail ...........................................     2,124.5     1,908.6
 Wholesale ........................................       868.2       656.1
 Leasing and lease financing ......................       611.1       451.2
 Term loans to dealers and others .................       134.6       120.8
                                                     ----------  ----------
Total Other Countries .............................     3,738.4     3,136.7
                                                     ----------  ----------

Total finance receivables .........................    62,851.1    65,135.3
                                                     ----------  ----------

Deductions
 Unearned income ..................................     3,549.3     3,922.5
 Allowance for financing losses ...................       921.8       807.9
                                                     ----------  ----------
Total deductions ..................................     4,471.1     4,730.4
                                                     ----------  ----------
Finance receivables, net ..........................  $ 58,380.0  $ 60,404.9
                                                     ==========  ==========

The aggregate amount of total finance receivables maturing in each of the five years following December 31, 1996, is as follows: 1997 - $36,298.3 million; 1998
- $11,223.2 million;  1999 - $8,912.9 million;  2000 - $4,342.8 million;  2001 -
$1,561.6 million; 2002 and thereafter - $512.3 million.



                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  FINANCE RECEIVABLES (CONCLUDED)

The following table presents an analysis of the allowance for financing losses:

                                                 DECEMBER 31,
                                                 ------------
                                           1996     1995     1994
                                           ----     ----     ----
                                          (in millions of dollars)
Allowance for financing losses at
 beginning of the year .................  $ 807.9  $ 693.3  $ 748.0
                                          -------  -------  -------

Charge-offs
 United States .........................   (601.3)  (372.2)  (310.7)
 Other Countries .......................    (69.9)   (50.2)   (50.3)
                                          -------  -------  -------
Total charge-offs ......................   (671.2)  (422.4)  (361.0)
                                          -------  -------  -------

Recoveries and other
 United States .........................    125.3    102.0    111.8
 Other Countries .......................     10.6      2.5      4.2
                                          -------  -------  -------
Total recoveries and other .............    135.9    104.5    116.0

Transfers from/(to) sold receivables
 allowance .............................    (19.8)   (16.3)    13.0
Provisions charged to income ...........    669.0    448.8    177.3
                                          -------  -------  -------

Allowance for financing losses
 at end of the year ....................  $ 921.8  $ 807.9  $ 693.3
                                          =======  =======  =======

Impaired loans of the Company are carried at the lower of book value or the fair value of the collateral. The following table presents a summary of the allowance for financing losses on impaired loans for the years ended December 31, 1996 and
1995:
                                                       1996            1995
                                                       ----            ----
                                                      (in millions of dollars)
Allowance for financing losses at
 beginning of the year .......................      $    118.4      $    134.8
     (Subtractions)/Additions ................           (17.1)            6.2
     Net charge-offs   .......................           (22.4)          (22.6)
                                                    ----------      ----------
Allowance for financing losses at
 end of the year .............................      $     78.9      $    118.4
                                                    ==========      ==========

The total investments in these loans were $163.3 million and $248.6 million at December 31, 1996 and 1995, respectively. The average recorded investments during 1996 and 1995 were $207.9 million and $283.2 million, respectively. The
Company's policy is to recognize interest income related to impaired loans on a cash basis.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  SALE OF FINANCE RECEIVABLES

The Company participates in various sales of receivables programs and has sold retail finance receivables through special purpose subsidiaries with principal aggregating $2.2 billion in 1996, $3.6 billion in 1995 and $3.7 billion in 1994. These subsidiaries generally retain a subordinated investment of no greater than 7.5% of the total receivables pool and market the remaining portion. These subordinated investments absorb losses related to sold receivables to the extent that such losses are greater than the excess cash flows from those receivables and cash reserves related to the sale transaction. Pre-tax gains relating to such sales recorded in "Other income" (excluding limited recourse loss provisions which generally have been provided at the time the contracts were originally acquired) amounted to $35.2 million in 1996, $38.2 million in 1995 and $30.8 million in 1994. The Company continues to service these receivables for a fee and earns other related ongoing income. The Company's sold retail finance receivable servicing portfolio amounted to $4.3 billion and $6.6 billion at December 31, 1996 and 1995, respectively.

The Company has sold wholesale receivables on a revolving basis resulting in decreases in wholesale outstandings of $5.4 billion and $4.7 billion at December 31, 1996 and 1995, respectively. The Company continues to service these receivables for a fee and is committed to sell eligible wholesale receivables arising in certain dealer accounts.

The Company's interest in excess servicing cash flows, subordinated interest in trusts, cash deposits and other related amounts are generally restricted assets and subject to limited recourse provisions. The following is a summary of amounts included in "Due and deferred from receivable sales, net."

                                                    DECEMBER 31,
                                                    ------------
                                                  1996        1995
                                                  ----        ----
                                              (in millions of dollars)

Excess servicing ............................  $    122.8  $    214.3
Other restricted amounts:
 Subordinated interest in trusts ............       288.5       393.3
 Cash deposits held by trusts ...............       770.8       786.2
 Other ......................................        64.0        21.8
Allowance for estimated credit losses on sold
 receivables ................................       (31.6)      (44.2)
                                               ----------  ----------
Total .......................................  $  1,214.5  $  1,371.4
                                               ==========  ==========


                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  SALE OF FINANCE RECEIVABLES (CONCLUDED)

The following table presents a summary of the allowance for estimated credit losses on sold receivables:

                                                 DECEMBER 31,
                                                 ------------
                                          1996      1995      1994
                                          ----      ----      ----
                                         (in millions of dollars)
Allowance for estimated credit
 losses at beginning of the year .....  $   44.2  $   62.8  $  107.3
Transfers from/(to) allowance for
 financing losses ....................      19.8      16.3     (13.0)
Charge-offs ..........................     (32.4)    (34.9)    (31.5)
                                        --------  --------  --------

Allowance for estimated credit
 losses at end of the year ...........  $   31.6  $   44.2  $   62.8
                                        ========  ========  ========

NOTE 4.  INVESTMENT IN OPERATING LEASES

Operating leases at year-end were as follows:
                                                    DECEMBER 31,
                                                    ------------
                                                 1996        1995
                                                 ----        ----
                                             (in millions of dollars)
Investment in operating leases
   Vehicles and other equipment, at cost ...  $ 31,838.9  $ 28,747.9
     Less: Accumulated depreciation ........     6,929.4     6,613.0
                                              ----------  ----------
Net investment in operating leases .........  $ 24,909.5  $ 22,134.9
                                              ==========  ==========

The Company's investment in operating leases is based on estimated residual values of the leased equipment, which are calculated at the lease inception date. Realization of the residual values is dependent on the Company's future ability to market the vehicles under then prevailing market conditions. Although realization is not assured, management believes it is more likely than not that the estimated residual values will be realized.

The lease payments applicable to equipment on operating leases maturing in each of the five years following December 31, 1996, are as follows: 1997 - $5,600.2 million; 1998 - $3,395.8 million; 1999 - $1,314.2 million; 2000 - $137.2 million and 2001 - $8.5 million.

Each of these assets is depreciated on a straight-line basis over a period of time which is consistent with the term of the underlying operating lease agreement.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  INVESTMENTS IN SECURITIES

Bonds, equity securities, notes, certificates of deposit and other investments are carried at fair value. For available for sale investments, the aggregate excess of market value over cost, net of related income taxes, is included as a separate component of stockholder's equity. For mortgage-related trading securities, the excess of market value over cost is included in income. The Company determines cost on the specific identification basis. The fair value of the investments, except for the mortgage-related trading securities portfolio, is based on quoted market prices. The fair value of the mortgage-related trading securities is based on estimated market value.

                                              DECEMBER 31, 1996
                                              -----------------
                                             Fair      Unrealized  Unrealized
TYPE OF SECURITY                  COST       VALUE       GAINS       LOSSES
----------------                  ----       -----       -----       ------
                                          (in millions of dollars)
Bonds, notes and
 other securities
 United States government
  and governmental agencies
  and authorities ...........  $    324.9  $    328.4  $      3.9  $     (0.4)
 States, municipalities and
  political subdivisions ....     1,573.4     1,647.9        84.7       (10.2)
 Mortgage-related securities         61.9        63.9         2.1        (0.1)
 Other ......................     1,145.8     1,176.1        35.6        (5.3)
                               ----------  ----------  ----------  -----------
Total debt securities
  available for sale ........     3,106.0     3,216.3       126.3       (16.0)
 Mortgage-related securities
  held for trading purposes .       697.3       697.3      --          --
                               ----------  ----------  ----------  -----------
Total debt securities .......  $  3,803.3  $  3,913.6  $    126.3  $    (16.0)
                               ----------  ----------  ----------  -----------

Equity securities ...........  $    327.8  $    643.2  $    325.9  $    (10.5)
                               ----------  ----------  ----------  -----------

Total investment in securities $  4,131.1  $  4,556.8  $    452.2  $    (26.5)
                               ==========  ==========  ==========  ===========



                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  INVESTMENTS IN SECURITIES (CONTINUED)

                                              DECEMBER 31, 1995
                                              -----------------
                                             Fair      Unrealized  Unrealized
TYPE OF SECURITY                  COST       VALUE       GAINS       LOSSES
----------------                  ----       -----       -----       ------
                                          (in millions of dollars
Bonds, notes and
 other securities
 United States government
  and governmental agencies
  and authorities ...........  $    268.0  $    279.4  $     11.5  $     (0.1)
 States, municipalities and
  political subdivisions ....     1,720.8     1,825.0       112.7        (8.5)
 Mortgage-related securities         76.7        78.7         2.6        (0.6)
 Other ......................     1,059.8     1,110.6        51.9        (1.1)
                               ----------  ----------  ----------  ----------
Total debt securities
  available for sale ........     3,125.3     3,293.7       178.7       (10.3)
 Mortgage-related securities
  held for trading purposes .       484.8       484.8      --          --
                               ----------  ----------  ----------  ----------
Total debt securities .......  $  3,610.1  $  3,778.5  $    178.7  $    (10.3)
                               ----------  ----------  ----------  ----------

Equity securities ...........  $    280.0  $    549.7  $    284.6  $    (14.9)
                               ----------  ----------  ----------  ----------

Total investment in securities $  3,890.1  $  4,328.2  $    463.3  $    (25.2)
                               ==========  ==========  ==========  ==========

The distribution of maturities of debt securities outstanding at December 31, 1996 is summarized as follows:

                                             DECEMBER 31, 1996
                                             -----------------
                                                         Fair
MATURITY                                      COST       VALUE
--------                                      ----       -----
                                          (in millions of dollars)

Due in one year or less .................  $    241.8  $    243.3
Due after one year through five years ...     1,004.6     1,037.6
Due after five years through ten years ..     1,029.6     1,062.2
Due after ten years .....................       768.1       809.3
Mortgage-related securities .............       759.2       761.2
                                           ----------  ----------
Total debt securities ...................  $  3,803.3  $  3,913.6
                                           ==========  ==========

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  INVESTMENTS IN SECURITIES (CONCLUDED)

The following table summarizes proceeds, gains and losses realized from the sale of investment securities during the three year period ended December 31, 1996:

                                 1996        1995        1994
                                 ----        ----        ----
                                   (in millions of dollars)

    DEBT SECURITIES:
     Sale Proceeds ............$2,101.8    $1,370.9    $1,036.4
     Gross Realized Gains .....    44.6        21.4        15.0
     Gross Realized Losses ....    18.7        15.5        18.9

    EQUITY SECURITIES:
     Sale Proceeds ............$  234.4    $  202.7    $  185.1
     Gross Realized Gains .....    84.4        87.4        80.5
     Gross Realized Losses ....    10.1         6.9        11.9

NOTE 6.  NONEARNING ASSETS

Nonearning assets consisted of:
                                                       DECEMBER 31,
                                                       ------------
                                                     1996        1995
                                                 (in millions of dollars)
                                                 ------------------------
    Property and equipment at cost .............  $    276.1  $    258.7
    Accumulated depreciation ...................      (115.3)     (123.6)
                                                  ----------- ----------
    Net property and equipment .................  $    160.8  $    135.1
    Nonperforming assets (net of valuation
     reserves) .................................       764.6       694.6
    Insurance premiums receivable ..............       151.0       180.1
    Residential servicing advances and excess
     servicing fees ............................       367.1       151.2
    Deferred policy acquisition cost ...........       237.7       228.8
    Intangibles, net of accumulated amortization       168.7       166.8
    Other assets ...............................       639.0       628.2
                                                  ----------  ----------
    Total ......................................  $  2,488.9  $  2,184.8
                                                  ==========  ==========


                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  LINES OF CREDIT WITH BANKS

The Company maintains four syndicated bank credit facilities in the U.S. and Europe.

As of December 31, 1996, syndicated bank credit facilities in the U.S. included a five year, $10.0 billion revolving credit facility, which expires in May 2001, and a $12.2 billion 364-day asset-backed commercial paper liquidity and receivables credit facility for New Center Asset Trust (NCAT), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

In Europe, the syndicated facilities are used as needed to fund GMAC's financing operations in line with the Company's historical reliance on bank debt outside the U.S. and Canada. In this regard, these five-year syndicated facilities expire in May 2001 and are comprised of a $500 million revolving credit facility to GMAC International Finance, B.V. in the Netherlands and a 400 million United Kingdom Pound Sterling revolving credit facility to General Motors Acceptance Corporation (U.K.) plc.

With respect to the $10.0 billion U.S. revolving credit facility, the Company has agreed to a covenant such that, so long as the commitments remain in effect or any amount is owing to any lender under such commitments, the ratio of consolidated debt to total stockholder's equity at the last day of any fiscal quarter shall not exceed 11.0:1. At December 31, 1996 and 1995, this ratio amounted to 9.5:1 and 9.1:1, respectively.

Inclusive of these syndicated agreements, credit facilities maintained worldwide totaled $40.7 billion at December 31, 1996, compared to $40.0 billion at December 31, 1995. Facilities available for use as commercial paper back-up in the United States amounted to $22.2 billion at December 31, 1996 and 1995, all of which were unused. GMAC Mortgage Corporation had $1.4 billion of bank lines of credit at December 31, 1996, compared with $1.3 billion at December 31, 1995, which are utilized in the normal course of business. Of these lines, $0.3 billion were unused at December 31, 1996 and 1995.

Credit facilities supporting operations in Canada, Europe, Latin America and Asia-Pacific totaled $17.1 billion at December 31, 1996 and $16.5 billion at December 31, 1995 of which $8.1 billion and $8.0 billion were unused at December 31, 1996 and 1995, respectively. As of December 31, 1996, the committed and uncommitted portion of such credit facilities totaled $5.0 billion and $12.1 billion, respectively. As of December 31, 1995, the committed and uncommitted portion of such credit facilities totaled $5.0 billion and $11.5 billion, respectively.



                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE YEAR

                                                   DECEMBER 31,
                                                   ------------
                                                 1996        1995
                                                 ----        ----
                                             (in millions of dollars)

Short-term notes
 Commercial paper ..........................  $ 22,650.8  $ 21,926.0
 Master notes ..............................       289.3       253.5
 Demand notes ..............................     3,396.4     3,037.4
 Other .....................................       894.9     1,433.9
                                              ----------  ----------
Total principal amount .....................    27,231.4    26,650.8
Unamortized discount .......................      (189.4)     (343.8)
                                              ----------  ----------
Total ......................................    27,042.0    26,307.0
                                              ----------  ----------

Bank loans and overdrafts
 United States .............................     1,068.0     1,014.0
 Other Countries ...........................     7,756.4     7,031.7
                                              ----------  ----------
Total ......................................     8,824.4     8,045.7
                                              ----------  ----------

Other notes, loans and debentures
 payable within one year
  United States ............................     9,180.7     8,697.0
  Other countries ..........................       762.8       822.1
                                              ----------  ----------
Total ......................................     9,943.5     9,519.1
                                              ----------  ----------

Total payable within one year ..............  $ 45,809.9  $ 43,871.8
                                              ==========  ==========

The weighted average interest rates on short-term borrowings outstanding (original term of one year or less) at December 31, 1996 and 1995 were 5.65% and 6.04%, respectively.

After consideration of foreign currency swaps, the above maturities denominated in currencies other than the U.S. Dollar primarily consist of the German Mark ($3,239.5 million), Canadian Dollar ($2,892.2 million), United Kingdom Pound Sterling ($1,765.1 million) and Australian Dollar ($996.7 million). The Company and its subsidiaries have entered into foreign currency swap agreements to hedge exposures related to notes and loans payable in currencies other than the local currency of the debt issuing entity.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE YEAR (CONCLUDED)

To achieve its desired balance between fixed and variable rate debt, the Company has entered into interest rate swap, interest rate cap, and forward starting interest rate swap agreements. The breakdown between the fixed and variable interest rate amounts based on contractual terms (predominately based on London Interbank Offering Rate(LIBOR)) and after the effect of interest rate derivatives is as follows:

                                                  DECEMBER 31,
                                                  ------------
                                               1996         1995
                                               ----         ----
                                            (in millions of dollars)
DEBT BALANCES BASED ON CONTRACTUAL TERMS:
Fixed amount .............................   $39,472.1    $37,337.3
Variable amount ..........................     6,538.8      6,878.3

DEBT BALANCES AFTER EFFECT OF DERIVATIVES:
Fixed amount .............................   $39,756.2    $37,711.0
Variable amount ..........................     6,254.7      6,504.6




                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  NOTES, LOANS AND DEBENTURES PAYABLE AFTER ONE YEAR

                              Weighted average
                              interest rates at       DECEMBER 31,
MATURITY                      DECEMBER 31, 1996      1996       1995
--------                      -----------------      ----       ----
Notes, Loans And Debentures                       (in millions of dollars)
United States currency
 1997 ......................       --            $    --     $  8,522.5
 1998 ......................      6.3%              7,922.2     4,975.3
 1999 ......................      6.9%              5,599.7     3,680.0
 2000 ......................      7.4%              3,478.7     2,453.2
 2001 ......................      7.0%              3,083.8     1,323.9
 2002 ......................      6.6%              2,110.2     1,746.1
 2003 - 2007 ...............      7.1%              3,602.5     2,031.5
 2008 - 2012 ...............     10.2%              1,213.5     1,203.4
 2013 - 2017 ...............     10.3%                373.8       673.8
 2018 - 2049 ...............      5.2%                 75.0        75.0
                                                 ----------  ----------
Total United States currency                       27,459.4    26,684.7

Other currencies
 1998 - 2006 ...............      6.6%              6,157.9     5,130.0
                                                 ----------  ----------

Total notes, loans and
 debentures ................                       33,617.3    31,814.7
Unamortized discount .......                         (738.4)     (764.1)
                                                 ----------  ----------
Total notes, loans and
 debentures payable after
 one year ..................                     $ 32,878.9  $ 31,050.6
                                                 ==========  ==========

The aggregate principal amounts of notes, loans and debentures with terms of more than one year from dates of issue, maturing in the years following December 31, 1997, are as follows: 1998 - $10,172.6 million; 1999 - $7,708.1 million;
2000 - $4,256.9  million;  2001 - $3,901.6  million;  and 2002 and  thereafter -
$7,578.1 million.

After consideration of foreign currency swaps, the above maturities which are denominated in currencies other than the U.S. Dollar, primarily consist of the Canadian Dollar ($2,090.0 million), German Mark ($1,492.4 million), United Kingdom Pound Sterling ($1,062.1 million) and Australian Dollar ($1,025.0 million). The Company and its subsidiaries have entered into foreign currency swap agreements to hedge exposures related to notes and loans payable in currencies other than the local currency of the debt issuing entity.

The Company has issued warrants to subscribe for up to $75 million aggregate principal amount of 7.00% notes due August 15, 2001. The warrants are exercisable up to and including August 15, 2000.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  NOTES, LOANS AND DEBENTURES PAYABLE AFTER ONE YEAR (CONCLUDED)

The Company has issued warrants to subscribe for up to $300 million aggregate principal amount of 6.50% Notes due October 15, 2009. The warrants are exercisable up to and including October 15, 2007.

Debt issues totaling $1,752.2 million are redeemable, at par or slightly above, at the Company's option. The debt issues are redeemable anytime until prior to their maturity dates with the latest maturity date in November 2049.

The Company's debt includes $1,300.0 million in notes with fixed rates and $2,070.0 million in notes with variable rates which provide investors with the option to cause GMAC to repurchase them at specific dates through November 2049. Generally, the probability of exercising an option would increase in the event of a reduction in one or more of the Company's security ratings or, where the notes are subject to fixed interest rates, an increase in market interest rates. For purposes of the above maturities, it is assumed that no repurchase will occur.

To achieve its desired balance between fixed and variable rate debt, the Company has entered into interest rate swap, interest rate cap, and forward starting interest rate swap agreements. The breakdown between the fixed and variable interest rate amounts based on contractual terms (predominately based on LIBOR) and after the effect of interest rate instruments is as follows:

                                                   DECEMBER 31,
                                                   ------------
                                               1996           1995
                                               ----           ----
                                              (in millions of dollars)

DEBT BALANCES BASED ON CONTRACTUAL TERMS:
Fixed amount .............................   $27,146.0      $26,919.0
Variable amount ..........................     6,471.3        4,895.7

DEBT BALANCES AFTER EFFECT OF DERIVATIVES:
Fixed amount .............................    27,097.6       27,003.9
Variable amount ..........................   $ 6,519.7      $ 4,810.8


                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  UNITED STATES, FOREIGN AND OTHER INCOME TAXES

The Company and its domestic subsidiaries join with General Motors Corporation in filing a consolidated United States federal income tax return. The portion of the consolidated tax recorded by the Company and its subsidiaries included in the consolidated tax return generally is equivalent to the liability that would have been incurred on a separate return basis. Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on remittance of the Company's share of its subsidiaries' undistributed earnings not deemed to be indefinitely reinvested. Taxes have not been provided on foreign subsidiaries' earnings which are deemed indefinitely reinvested of approximately $836.0 million at December 31, 1996 and $719.1 million at December 31, 1995. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

Deferred income taxes reflect the impact of "temporary differences" between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws.

The tax effects of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities for 1996 and 1995 are as follows:

                                                DECEMBER 31, 1996
                                                -----------------
                                                ASSET     LIABILITY
                                                -----     ---------
                                             (in millions of dollars)

Lease transactions .........................  $     --    $  2,220.9
Provision for financing losses .............       316.8        --
Debt transactions ..........................        --         322.5
Unrealized gain on securities ..............        --         211.0
State and local taxes ......................        --         172.6
Insurance loss reserve discount ............        93.7        --
Unearned insurance premiums ................        92.9        --
Other postretirement benefits ..............       213.7        --
Other ......................................       281.7       287.6
                                              ----------  ----------
Total deferred income taxes ................  $    998.8  $  3,214.6
                                              ==========  ==========





                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  UNITED STATES, FOREIGN AND OTHER INCOME TAXES (CONTINUED)

                                                DECEMBER 31, 1995
                                                -----------------
                                                ASSET     LIABILITY
                                                -----     ---------
                                             (in millions of dollars)
Lease transactions .........................  $     --    $  1,980.5
Provision for financing losses .............       299.2        --
Debt transactions ..........................        --         311.9
Unrealized gain on securities ..............        --         158.9
State and local taxes ......................        --         186.3
Insurance loss reserve discount ............        90.3        --
Unearned insurance premiums ................        88.1        --
Other postretirement benefits ..............       213.3        --
Alternative minimum tax ....................        54.7        --
Other ......................................       160.4       444.0
                                              ----------  ----------
Total deferred income taxes ................  $    906.0  $  3,081.6
                                              ==========  ==========

The significant components of income tax expense are as follows:

                                   FOR THE YEARS ENDED DECEMBER 31,
                                   --------------------------------
                                     1996        1995        1994
                                     ----        ----        ----
                                       (in millions of dollars)
Income taxes estimated to be currently payable/(refundable):
 United States federal .........  $    422.9  $    150.7  $   (129.5)
 Foreign .......................       224.9       103.3       147.3
 United States state and local .       103.2        27.1       (31.3)
                                  ----------  ----------  ----------
Total income taxes payable/
 (recoverable) currently .......       751.0       281.1       (13.5)
                                  ----------  ----------  ----------

Deferred income taxes:
 United States federal .........        51.4       248.8       352.9
 Foreign .......................        49.3       185.6       104.1
 United States state and local .       (14.5)       36.7        69.2
                                  ----------  ----------  ----------
Total deferred income taxes ....        86.2       471.1       526.2
                                  ----------  ----------  ----------

Income tax expense .............  $    837.2  $    752.2  $    512.7*
                                  ==========  ==========  ==========

* Excludes cumulative effect of change in accounting principle.


                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  UNITED STATES, FOREIGN AND OTHER INCOME TAXES (CONCLUDED)

Income tax provisions recorded by the Company differ from the computed amounts developed by applying the statutory United States federal income tax rate to income before income taxes. The following schedule reconciles the U.S. statutory income tax rate to the actual income tax rate recorded by the Company:

                                     FOR THE YEARS ENDED DECEMBER 31,
                                     --------------------------------
                                      1996        1995        1994
                                      ----        ----        ----
United States federal statutory
 income tax rate..................    35.0%       35.0%       35.0%
Effect of (in percentage points)
 State and local income taxes ....     2.9         2.4         1.7
 Tax exempt interest and
  dividends received which are not
  fully taxable ..................    (1.5)       (1.7)       (2.5)
 Adjustment to U.S. taxes on
  foreign income .................     2.5         3.3         0.9
 Foreign income tax rate
   differential ..................     2.3         4.4         2.3
 Other ...........................    (0.9)       (1.2)       (1.8)
                                   ----------  ----------  --------
Effective tax rate ...............    40.3%       42.2%       35.6%*
                                   ==========  ==========  =========
----------
* Excludes cumulative effect of change in accounting principle.

NOTE 11.  PENSION PROGRAM

The Company and certain of its subsidiaries participate in various pension plans of General Motors Corporation and its domestic and foreign subsidiaries, which cover substantially all of their employees. Benefits under the plans are generally related to an employee's length of service, salary, and where applicable, contributions. GMACMG and NAVCO Corp., two wholly-owned subsidiaries, have separate retirement plans which provide for pension payments to their eligible employees upon retirement. Pension expense of the Company and its subsidiaries amounted to $28.9 million, $27.9 million and $17.6 million in 1996, 1995 and 1994, respectively.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  OTHER POSTRETIREMENT BENEFITS

The Company and certain of its subsidiaries participate in various postretirement medical, dental, vision and life insurance plans of General Motors Corporation. These benefits are funded as incurred from the general assets of the Company.

The Company accrues postretirement benefit costs over the active service period of employees to the date of full eligibility for such benefits. The Company has provided for certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as "other postretirement benefits." Notwithstanding the recording of such amounts and the use of these terms, the Company does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of the Company (other than pensions) represent legally enforceable liabilities of the Company.

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

The total non-pension postretirement benefits expense of the Company amounted to $55.3 million, $57.0 million and $70.7 million in 1996, 1995 and 1994 respectively, and was comprised of the components set forth below:

                                            DECEMBER 31,
                                            ------------
                                       1996    1995    1994
                                       ----    ----    ----
                                     (in millions of dollars)
Benefits attributed to
 the current year ..............      $ 11.9  $ 12.7  $ 19.9
Interest accrued on benefits
 attributed to prior years .....        43.4    44.3    50.8
                                      ------  ------  ------

Total non-pension postretirement
 benefits expense ..............      $ 55.3  $ 57.0  $ 70.7
                                      ======  ======  ======


                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  TRANSACTIONS WITH AFFILIATES

The Company is wholly-owned by GM and as such, may receive support from GM if necessary to maintain competitive leverage levels and its fixed charges coverage ratio. No such payments were received during 1996, 1995 or 1994.

Under special rate programs sponsored by GM, an interest rate differential is provided as reimbursement for amounts advanced to dealers on behalf of GM. The earned portion of such amounts constituted $1,069.4 million of gross revenue in 1996, compared with $902.5 million in 1995 and $846.1 million in 1994.

Agreements with GM provide for payment to the Company for residual value support on certain retail leasing transactions. Amounts included in the Consolidated Statement of Income for these transactions totaled $441.9 million, $121.0 million and $35.0 million in 1996, 1995 and 1994, respectively.

On occasion, the Company may also extend loans to GM, its subsidiaries and affiliates. Outstanding loans to GM and affiliates totaled $190.5 at December 31, 1996. At December 31, 1995, there were no such loans outstanding. Total interest income from these loans amounted to $22.2 million, $73.4 million and $92.6 million in 1996, 1995 and 1994, respectively.

The Company purchases certain vehicles which GM acquired from its fleet and rental customers. The cost of these vehicles held for resale, which is included in other earning assets, was $600.2 million at December 31, 1996, compared with $400.7 million at December 31, 1995. Total service fee income received from GM on these vehicles amounted to $23.9 million, $41.2 million and $24.7 million in 1996, 1995 and 1994, respectively.

The amounts due GM and its affiliated companies at the balance sheet dates relate principally to current wholesale financing of sales of GM products and nonrecourse transfers for consideration of a portion of future lease revenues. During the first quarter of 1996, the settlement terms related to the wholesale financing of certain GM products were accelerated to shipment date. To the extent that wholesale settlements with GM are made prior to the expiration of transit, interest is received from GM. Interest payments received on this arrangement totaled $55.0 million.

The Company receives technical and administrative advice and services from GM and also occupies office space furnished by GM. Costs of such services, which are included in other operating expenses, amounted to $26.4 million, $26.1 million and $13.1 million in 1996, 1995 and 1994, respectively.

The  Company  purchases  data  processing  and   communications   services  from
Electronic Data Systems Corporation, a subsidiary of GM until June 7, 1996.

Insurance premiums earned by MIC on certain coverages provided to GM totaled $288.7 million, $253.0 million and $278.3 million in 1996, 1995 and 1994, respectively.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  MORTGAGE BANKING

GMAC Mortgage Group, Inc. and its subsidiaries (collectively GMACMG) perform a wide array of mortgage banking activities including the origination, purchase and servicing of residential, commercial and multifamily mortgage loans and the issuance of private mortgage-backed securities. In addition, GMACMG actively pursues the acquisition of mortgage servicing rights from other mortgage bankers and financial institutions. Effective January 1, 1995, GMACMG adopted SFAS No. 122, Accounting for Mortgage Servicing Rights. The impact of adoption was not material to the Company's consolidated financial position or results of operations. SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in June 1996, superceding SFAS No. 77, Reporting by Transferors for Transfers of Receivables with Recourse, and SFAS No. 122. SFAS No. 125 is effective for certain transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The adoption of SFAS No. 125 on January 1, 1997, will not have a material impact on the Company's consolidated financial position or results of operations.

The following summarizes GMACMG's origination and purchase of mortgage loans and the principal balances of acquisitions of mortgage servicing rights for the years ended December 31, 1996 and 1995, respectively.

                                                 1996        1995
                                                 ----        ----
                                             (in millions of dollars)
Loans originated/brokered:
 Residential ...............................  $  5,347.5  $  3,451.2
 Commercial ................................     3,698.0     2,139.6

Loan purchases .............................    13,111.5     8,472.3

Bulk servicing acquisitions:
 Residential ...............................    22,900.8    11,801.9
 Commercial (1) ............................     7,330.0    10,084.3

(1) Includes $2,795.0 million of term loans serviced on behalf of GMAC beginning in 1996.

GMACMG sells a majority of its originated loans into various governmental agency (FHLMC, FNMA and GNMA) mortgage-backed securities and whole loans to private investors while maintaining the right to service such mortgage loans. GMACMG generally packages its purchased mortgage loans into private mortgage-backed securities for sale to investment bankers and private mortgage investors.

As part of its conduit mortgage banking activities, GMACMG retains subordinated and stripped mortgage-backed securities which are classified as trading securities and held at estimated market value. On certain transactions, GMACMG will retain full or limited recourse for credit or other losses incurred by the purchaser of the loans sold. GMACMG establishes allowances for estimated future losses related to the outstanding recourse obligations which management

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  MORTGAGE BANKING (CONTINUED)

considers adequate. In addition, GMACMG provides appropriate loss allowances on warehouse lines and other loans held as investments.

The right to service loans is contracted under primary or master servicing agreements. Under primary servicing agreements, GMACMG collects monthly principal, interest and escrow payments from individual mortgagors and performs certain accounting and reporting functions on behalf of the mortgage investors. As master servicer, GMACMG collects monthly payments from various sub-servicers and performs certain accounting and reporting functions on behalf of the mortgage investors. As compensation for such servicing activities, the Company earns a servicing fee. With the exception of serviced mortgages owned by GMACMG, the servicing portfolio principal amount is not reflected in the Company's financial statements.

Following are selected financial and statistical information of GMACMG as of December 31, 1996 and 1995:

                                                 1996        1995
                                                 ----        ----
                                             (in millions of dollars)
Servicing portfolio
 Residential ...............................  $ 55,607.5  $ 46,776.7
 Commercial ................................    24,853.1    15,013.0
 Master Servicing (1).......................    29,583.0    19,399.4
                                              ----------  ----------
Total ......................................  $110,043.6  $ 81,189.1
                                              ==========  ==========

Number of serviced loans ...................     819,511     619,076
                                              ==========  ==========

(1) Includes $2,708.5 million of term loans serviced on behalf of GMAC beginning in 1996.

Financial Information
                                                FOR THE YEARS ENDED
                                                -------------------
                                                 1996        1995
                                                 ----        ----
                                             (in millions of dollars)
Mortgage servicing rights
 and excess servicing fees* ................  $  1,017.4  $    585.2
                                              ----------  ----------

Loans sold with recourse ...................  $ 12,307.6  $ 14,142.6
                                              ----------  ----------

Maximum exposure on loans sold
 Full recourse .............................  $    350.0  $    390.4
 Limited recourse ..........................       601.2       553.8
                                              ----------  ----------
Total ......................................  $    951.2  $    944.2
                                              ==========  ==========

Allowance for losses on loans sold
 with recourse .............................  $     63.0  $     25.8
                                              ----------  ----------

* Amortized over the period of projected net servicing income.


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  MORTGAGE BANKING (CONCLUDED)

The maximum recourse exposure shown above is net of amounts reinsured with third parties which totaled $241.3 million and $327.7 million at December 31, 1996 and 1995, respectively.

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

Fair value information presented herein is based on information available at December 31, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to December 31, 1996 and 1995 may differ significantly from these amounts. The estimated fair value of financial instruments held by the Company, for which it is practicable to estimate that value, were as follows:

Balance sheet financial instruments:

                         DECEMBER 31, 1996       DECEMBER 31, 1995
                         -----------------       -----------------
                                   Estimated               Estimated
                         Book        Fair        Book        Fair
                         VALUE       VALUE       VALUE       VALUE
                         -----       -----       -----       -----
                                 (in millions of dollars)
Assets
Cash and cash
  equivalents ....... $    742.3  $    742.3  $  1,448.6  $  1,448.6
Investments in
  securities ........    4,556.8     4,556.8     4,328.2     4,328.2
Finance receivables,
 net ................   58,380.0    58,419.3    60,404.9    60,786.0
Notes receivable
 from GM ............      190.5       189.4      --          --
Real estate mortgages
  held for sale .....    2,785.0     2,818.4     1,486.8     1,502.6
  held for investment      611.2       596.6       706.8       693.3
  lending receivables    1,404.6     1,404.6       710.1       710.1
  excess servicing ..      322.9       341.1       114.9       115.0
Due and deferred from
  receivable sales,
  net ...............    1,214.5     1,295.2     1,371.4     1,452.6
Liabilities
Debt ................ $ 78,688.8  $ 81,248.2  $ 74,922.4  $ 78,461.9

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Off-balance sheet financial instruments:

                            DECEMBER 31, 1996       DECEMBER 31, 1995
                            -----------------       -----------------
                           Contract/               Contract/
                            Notional  Unrealized    Notional   Unrealized
                             AMOUNT   GAIN/(LOSS)    AMOUNT    GAIN/(LOSS)
                             ------   -----------    ------    -----------
                                     (in millions of dollars)
Commitments to
  originate/purchase
  mortgages/securities.....$  2,626.8   $   (2.1)  $  2,895.9    $   10.0
Commitments to sell
  mortgages/securities.....   1,531.3        0.4      2,153.7        (9.6)
Mortgage-related
  futures .................   1,453.0       (3.2)       201.0        --
Unused mortgage
  lending
  commitments .............   2,769.3        --       1,817.9         3.4
Unused revolving
  credit lines
  to dealers ..............     385.1        --         239.7        --
Interest rate
  instruments (1) .........  42,484.3        3.6     16,135.4        47.9
Foreign currency
  instruments (2) .........$  4,386.6   $ (242.5)  $  2,484.7    $    4.1

(1) The 1996 and 1995 notional balances include $23,725.4 million and $10,950.8 million, respectively, in financial instruments that are recorded at their fair value on the balance sheet. The related net assets recorded on the balance sheet for these financial instruments totaled $9.8 million and $10.9 million at December 31, 1996 and 1995, respectively.

(2) Includes $2,348.1 million and $1,219.4 million in cross currency interest rate swaps with unrealized gains/(losses) of $(122.3) million and $30.9 million at December 31, 1996 and 1995, respectively. The unrealized loss in the fair value of the foreign currency instruments in 1996 was largely offset by the unrealized gain in the fair value of the related underlying debt instruments.

CASH AND CASH EQUIVALENTS
The book value approximates fair value because of the short maturity of these instruments.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

INVESTMENTS IN SECURITIES
Bonds, equity securities, notes, certificates of deposit and other investments are carried at fair value which is based on quoted market prices. The fair value of mortgage-related trading securities is based on estimated market value.

FINANCE RECEIVABLES, NET
The fair value is estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to each category of finance receivables. The carrying value of wholesale receivables and other receivables whose interest rates adjust on a short-term basis with applicable market indices (generally the prime rate) are assumed to approximate fair value either due to their short maturities or due to the interest rate adjustment feature.

NOTES RECEIVABLE FROM GM
The fair value is estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to certain categories of other earning assets.

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

DUE AND DEFERRED FROM RECEIVABLE SALES, NET
The fair value of retained subordinated interests in trusts and excess servicing assets (net of deferred costs) was derived by discounting expected cash flows using current market rates.

DEBT
The fair value of the debt payable within one year is determined by using quoted market prices, if available, or calculating the estimated value of each bank loan, note or debenture in the portfolio at the applicable rate in effect. Commercial paper, master notes, and demand notes have an original term of less than 270 days and, therefore, the carrying amount of these liabilities is considered fair value. Debt payable beyond one year has an estimated fair value based on quoted market prices for the same or similar issues or based on the current rates offered to the Company for debt with similar remaining maturities.

COMMITMENTS TO ORIGINATE/PURCHASE MORTGAGES/SECURITIES
The fair value of commitments is estimated using quoted market prices associated with commitments to sell similar mortgages in estimated future periods.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONCLUDED)

COMMITMENTS TO SELL MORTGAGES/SECURITIES
The fair value of commitments is estimated using quoted market prices associated with similar commitments.

MORTGAGE-RELATED FUTURES
The fair value of futures contracts is determined based upon quoted market prices.

UNUSED MORTGAGE LENDING COMMITMENTS
The  fair  value   determination  of  unused  mortgage  lending  commitments  is considered in the overall valuation of the underlying assets with which they are associated.

UNUSED REVOLVING CREDIT LINES TO DEALERS
The unused portion of revolving lines of credit extended to dealers will approximate market value since they reprice at prevailing market rates.

INTEREST RATE INSTRUMENTS
The fair value of the existing interest rate swaps and forward starting interest rate swaps is estimated by discounting expected cash flows using quoted market interest rates. The fair value of written and purchased options is estimated using quoted market prices.

FOREIGN CURRENCY INSTRUMENTS
The estimated fair value of the foreign currency swaps is derived by discounting expected cash flows using market exchange rates over the remaining term of the agreement.

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company is a party to derivative financial instruments with off-balance-sheet risk which it uses in the normal course of business to reduce its exposure to fluctuations in interest and foreign exchange rates. The objectives of the derivative financial instruments portfolio are to manage interest rate and currency risks by offsetting a companion asset or funding obligation; adjusting fixed and floating rate funding levels; and facilitation of securitization transactions. The primary classes of derivatives used by the Company are interest rate and foreign exchange swaps and interest rate caps. Those instruments involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the periodic monitoring and approval of financially sound counterparties. Market risk is mitigated because the derivatives are generally used to hedge underlying transactions. The financial instrument transactions include some embedded options and structured interest rate swaps that are either marked-to-market or specifically matched, respectively. Cash receipts or payments on these agreements normally occur at periodic contractually defined intervals.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)

INTEREST RATE INSTRUMENTS
The Company's financing and cash management activities subject it to market risk from exposure to changes in interest rates. To manage these exposures, the Company has entered into various financial instrument transactions. The Company's objective for entering into these transactions is to minimize interest expense while maintaining the desired level of exposure to the risk of interest rate fluctuations. Interest rate swaps are contractual agreements between the Company and another party to exchange the net difference between a fixed and floating interest rate, or different floating interest rates, periodically over the life of the contract without the exchange of the underlying principal amount. The Company also uses written and purchased options (including interest rate caps). Interest rate cap agreements provide the holder protection against interest rate movements above the established rate. In exchange for assuming this risk, the writer receives a premium at the outset of the agreement.

The Company uses swaps to alter its fixed and floating interest rate exposures. As such, the majority of swaps are executed as an integral element of a specific financing transaction. In a limited number of cases, swaps, matched to specific portfolios of wholesale assets or debt, are executed on a portfolio basis to achieve specific interest rate management objectives. The differential paid or received on such swaps is recorded as an adjustment to interest expense or income over the term of the underlying debt agreement or matched portfolio.
Purchased options, written interest rate caps, and basis swaps are marked-to-market with related gains and losses recognized in other income on a current basis.

In the normal course of managing its interest rate liabilities, the Company occasionally enters into forward starting interest rate swaps in anticipation of future debt issuance. At December 31, 1996, the Company had entered into forward starting interest rate swaps with notional amounts totaling $2.9 billion to hedge anticipated 1997 debt issuance. At the time at which the Company issues debt, these swaps will be terminated and any realized profit or loss related to such swaps will be amortized over the life of the debt or the original term of the swap, whichever is shorter, as either a reduction or increase of interest expense.

Derivative activities resulted in interest expense decreases of $7.3 million, $1.4 million and $5.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. The effect of these transactions on the Company's weighted average borrowing rates were basis point decreases of one, less than one and one in 1996, 1995 and 1994, respectively.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)

Summaries of the Company's interest rate swaps and written and purchased options by maturity and weighted average interest rate (predominately based on LIBOR) at December 31, 1996 and 1995, are as follows:

                   INTEREST RATE SWAPS DECEMBER 31, 1996
                   -------------------------------------
       Year     Notional Amount       GMAC Receives      GMAC Pays
       DUE       (IN MILLIONS)          FLOATING           FIXED
       ---       -------------          --------           -----
       1997     $    242.7                 5.94%            7.91%
       1998          604.8                 5.95%            7.41%
       1999          922.4                 5.87%            7.02%
       2000          290.3                 5.87%            7.27%
       2001        1,006.3                 5.88%            6.77%
       2002-2006   1,600.0                 5.93%            6.72%
                -------------
     Subtotal   $  4,666.5
                -------------
                                        GMAC Pays        GMAC Receives
                                        FLOATING             FIXED
                                        --------             -----
       1997     $  1,448.9                 5.33%            7.20%
       1998        1,563.2                 5.66%            6.82%
       1999          924.9                 5.47%            7.12%
       2000          105.2                 6.05%            7.05%
       2001          231.9                 5.35%            7.78%
                -------------
     Subtotal   $  4,274.1(1)
                -------------
                                        GMAC Pays        GMAC Receives
                                        FLOATING           FLOATING
                                        --------           --------
       1997     $  2,241.6                 7.28%            8.25%
       1998        3,536.2                 8.37%            8.24%
       1999          583.5                 7.83%            7.96%
       2001           79.0                 8.15%            8.25%
                -------------
     Subtotal   $  6,440.3
                -------------
     Total      $ 15,380.9(2)
                =============
(1)  Includes  notional  amounts for swaps with  amortizing  balances.  The swap balances amortize in relation to expected  prepayments on the principal balances of the matched assets.

(2)  Excludes GMACMG derivatives that are discussed under Mortgage Contracts.




                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)

                   INTEREST RATE SWAPS DECEMBER 31, 1995
                   -------------------------------------
       Year     Notional Amount       GMAC Receives      GMAC Pays
       DUE       (IN MILLIONS)          FLOATING           FIXED
       ---       -------------          --------           -----
       1996     $    158.4                 5.61%            4.61%
       1997          163.1                 7.05%            7.87%
       1998          137.8                 6.94%            7.98%
       1999          233.0                 5.37%            6.37%
       2000          104.3                 5.47%            6.02%
       2001          500.0                 5.49%            6.21%
       2002-2006     600.0                 5.62%            6.34%
                -------------
     Subtotal   $  1,896.6
                -------------
                                        GMAC Pays        GMAC Receives
                                        FLOATING             FIXED
                                        --------             -----
       1996     $  1,300.9                 5.54%            7.43%
       1997          806.0                 5.41%            7.37%
       1998          690.7                 5.39%            7.16%
       1999          353.9                 5.75%            8.45%
       2000            3.5                 5.57%            7.15%
                -------------
     Subtotal   $  3,155.0(1)
                -------------
                                        GMAC Pays        GMAC Receives
                                        FLOATING           FLOATING
                                        --------           --------
       1999     $  2,632.0                 7.27%            8.17%
       2000        2,072.7                 8.40%            8.21%
                -------------
     Subtotal   $  4,704.7
                -------------
     Total      $  9,756.3(2)
                =============
(1)  Includes  notional  amounts for swaps with  amortizing  balances.  The swap balances amortize in relation to expected  prepayments on the principal balances of the matched assets.

(2)  Excludes GMACMG derivatives that are discussed under Mortgage Contracts.




                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)

                        WRITTEN AND PURCHASED OPTIONS
                        -----------------------------
                                                DECEMBER 31,
                                                ------------
    YEAR DUE                                1996          1995
    --------                             ----------    -------
                                             Notional Amounts
                                         (in millions of dollars)
Written Interest Rate Caps (1):
      1996                               $    --       $    809.8
      1997                                    398.3         382.5
      1998                                     70.2          66.8
                                         ----------    ----------
                                              468.5       1,259.1
                                         ----------    ----------
Purchased Interest Rate Caps:
      1997                                  3,000.0        --
      1998                                    600.0        --
                                         ----------    ----------
                                            3,600.0        --
Purchased Options:
      1997                                  6,000.0        --
                                         ----------    ----------
Total Options                            $ 10,068.5    $  1,259.1
                                         ==========    ==========

(1) Includes notional amounts for options with amortizing balances. The notional balances amortize in relation to expected prepayments on the principal balances of the matched assets.

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

The notional maturities of currency swaps as of December 31, 1996 and 1995 are as follows:

                              CURRENCY SWAPS
                              --------------
                                         DECEMBER 31,
                                         ------------
                                       1996        1995
                                       ----        ----
                                   (in millions of dollars)
               Year Due:
                 1996              $     --     $    796.1
                 1997                  1,327.1       732.4
                 1998                    797.0       337.8
                 1999                  1,205.8       529.8
                 2000                     94.0         2.0
                 2001                    538.4        86.6
                 2002                    367.2      --
                                    ----------  ----------
                Total               $  4,329.5  $  2,484.7
                                    ==========  ==========

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)

Reconciliations of the Company and its subsidiaries' interest rate and currency swaps activities for the years ended December 31, 1996 and 1995, are as follows:

                          INTEREST RATE SWAPS      CURRENCY SWAPS
                          -------------------      --------------
                              DECEMBER 31,          DECEMBER 31,
                              ------------          ------------
                            1996       1995       1996       1995
                            ----       ----       ----       ----
                                   (in millions of dollars)

Beginning notional amount $ 9,756.3  $ 6,620.0  $ 2,484.7  $ 1,757.1
  Add:
   New contracts            9,063.3    5,636.0    3,940.2    2,624.2
  Less:
   Terminated contracts     1,700.0    1,000.0       --         --
   Expired contracts        1,738.7    1,499.7    2,095.4    1,896.6
                          ---------  ---------  ---------  ---------
Ending notional amount    $15,380.9  $ 9,756.3  $ 4,329.5  $ 2,484.7
                          =========  =========  =========  =========

The following table summarizes the notional amounts of the Company and its subsidiaries' currency and interest rate swaps by major currency:

                                              DECEMBER 31,
                                              ------------
                                            1996        1995
                                            ----        ----
                                        (in millions of dollars)
Currency Swaps (by currency paid):
  Australian dollars                     $    873.6  $    810.9
  Canadian dollars                            788.9       728.0
  United Kingdom pounds sterling            1,228.5       559.0
  United States dollars                       492.8        97.8
  Other                                       945.7       289.0
                                         ----------  ----------
Total currency swaps                     $  4,329.5  $  2,484.7
                                         ----------  ----------

Interest Rate Swaps:
  United States                          $ 13,766.9  $  9,230.1
  Australia                                 1,047.6       191.5
  Canada                                      357.5       212.7
  Other                                       208.9       122.0
                                         ----------  ----------
Total interest rate swaps                $ 15,380.9  $  9,756.3
                                         ----------  ----------

Total currency and interest rate swaps   $ 19,710.4  $ 12,241.0
                                         ==========  ==========


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GMACMG uses derivative financial instruments to hedge price risk associated with its mortgage loans held for sale. At December 31, 1996 and 1995, the notional amount of such instruments totaled $2,433.3 million and $100.0 million, respectively. Realized and unrealized gains and losses associated with these instruments are considered in the lower of cost or market valuation of the mortgage loans. At December 31, 1996, GMACMG had options contracts outstanding on U.S. Treasury instruments and mortgage-related securities.

GMACMG uses derivative financial instruments to hedge price and interest rate risk associated with its mortgage-related securities. At December 31, 1996 and 1995, the notional amount of such instruments totaled $4,785.5 million and $66.0 million, respectively. Realized and unrealized gains and losses associated with these instruments are recognized in the current period on a mark-to-market basis. At December 31, 1996, GMACMG had options and futures contracts outstanding on U.S. Treasury instruments and eurodollars, and had entered into interest rate swap agreements.

GMACMG enters into interest rate swap contracts in an effort to stabilize short-term borrowing costs and maintain a minimum return on certain loans held for investment. At December 31, 1996 and 1995, the notional amount of these instruments totaled $326.6 million and $133.0 million, respectively. The contracts involve the delivery of fixed payments to a counterparty in return for variable payments based upon a published index. The contracts' values fluctuate inversely to the values of the related loan portfolio. The contracts have maturities ranging from two to seven years. Amounts paid or received under such contracts are recorded as an adjustment to interest expense.

GMACMG uses interest rate caps and floors, futures, and options on futures contracts to manage potential prepayment activity associated with mortgage servicing rights. At December 31, 1996 and 1995, the notional amount of such instruments totaled $10,960.0 million and $5,022.0 million, respectively. The maturities of these instruments range between four months and five years. These instruments are carried at fair value, with adjustments recorded to the basis of mortgage servicing rights.

GMACMG enters into various commitments to purchase or originate mortgage loans in the normal course of business. Commitments to purchase or originate mortgage loans totaled $2,626.8 million and $2,895.9 million at December 31, 1996 and 1995, respectively. These commitment obligations are considered in conjunction with the lower of cost or market valuation of mortgage inventory held for sale.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)

Warehouse lending involves the extension of short-term secured lines of credit to mortgage originators to finance mortgage loans until such loans are purchased by a permanent investor. Advances under the lines of credit are fully secured by the underlying mortgages and bear interest at a rate which is tied to a short-term index. At December 31, 1996 and 1995, unused warehouse lending commitments totaled $1,793.7 million and $1,234.3 million, respectively. GMACMG enters into foreign exchange contracts to hedge foreign exchange risks associated with overseas lending. At December 31, 1996, the notional amounts of such instrument totaled $57.1 million. There were no contracts outstanding at December 31, 1995. Construction lending involves the extension of long-term secured lines of credit to construction project managers. At December 31, 1996 and 1995, unused construction lending commitments totaled $427.0 million and $239.9 million, respectively. In addition, GMACMG also has outstanding commitments to lend on available credit lines, primarily home equity lines of credit. At December 31, 1996 and 1995, unused lending commitments on these lines totaled $548.5 million and $343.7 million, respectively.

GMACMG sells a majority of its originated loans into various governmental agency (FHLMC, FNMA and GNMA) mortgage-backed securities and whole loans to private investors. GMACMG generally packages its purchased mortgage loans into private mortgage-backed securities for sale to investment bankers and private mortgage investors. Commitments to sell mortgage loans totaled $417.7 million and $435.9 million at December 31, 1996 and 1995, respectively. Commitments to sell securities totaled $1,113.6 million and $1,717.8 million at December 31, 1996 and 1995, respectively.

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

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONCLUDED)

In terms of geographic concentrations as of December 31, 1996, 75.2% of GMAC's consolidated financing assets were U.S. based; 14.1% were in Europe (of which 47.6% reside in Germany); 6.7% were in Canada; 2.9% were in Asia Pacific (of which Australia represents 84.6%); and 1.1% were in Latin America. Reflecting general U.S. population patterns and GM sales activities, GMAC's five largest U.S. state concentrations, which in aggregate total 38.3% of U.S. automotive financing assets, were as follows: 9.2% in Texas; 8.7% in California; 8.2% in Michigan; 7.3% in Florida; and 4.9% in Illinois.

NOTE 17.  SEGMENT INFORMATION

INDUSTRY SEGMENTS
The business of the Company and its subsidiaries is comprised primarily of financing and insurance operations.

Gross revenue, income before income taxes and assets applicable to financing and insurance operations are as follows:

                                     1996        1995        1994
                                     ----        ----        ----
                                       (in millions of dollars)
Gross revenue
 Financing operations ..........  $ 14,359.3  $ 13,359.6  $ 10,638.5
 Insurance operations ..........     1,616.8     1,604.0     1,536.2
 Eliminations (a) ..............        (2.4)     (100.4)      (29.7)
                                  ----------  ----------  ----------
Total ..........................  $ 15,973.7  $ 14,863.2  $ 12,145.0
                                  ==========  ==========  ==========

Income before income taxes and
 cumulative effect of accounting
 changes
 Financing operations ..........  $  1,837.0  $  1,574.8  $  1,298.6
 Insurance operations ..........       240.7       208.4       141.2
                                  ----------  ----------  ----------
Total ..........................  $  2,077.7  $  1,783.2  $  1,439.8
                                  ==========  ==========  ==========

Assets at end of the year
 Financing operations ..........  $ 93,620.7  $ 90,827.2  $ 82,188.3
 Insurance operations ..........     5,020.3     4,871.4     4,390.7
 Eliminations (b) ..............       (63.0)      (51.1)      (61.7)
                                  ----------  ----------  ----------
Total ..........................  $ 98,578.0  $ 95,647.5  $ 86,517.3
                                  ==========  ==========  ==========

(a) Primarily intersegment insurance premiums earned.
(b) Intersegment insurance receivables.


                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  SEGMENT INFORMATION (CONCLUDED)

GEOGRAPHIC SEGMENTS
Although the majority of its business is done in the United States, the Company also operates directly or through subsidiaries in many other countries around the world.

Gross revenue, income before income taxes and assets applicable to the Company's geographic areas of operations are as follows:

                                     1996        1995        1994
                                     ----        ----        ----
                                        (in millions of dollars)
Gross revenue
 United States .................  $ 12,043.3  $ 11,130.2  $  9,069.6
 Canada ........................     1,107.2     1,027.2       835.3
 Europe ........................     2,310.1     2,318.0     1,973.1
 Other countries ...............       513.3       402.1       278.6
 Eliminations (a) ..............        (0.2)      (14.3)      (11.6)
                                  ----------  ----------  ----------
Total ..........................  $ 15,973.7  $ 14,863.2  $ 12,145.0
                                  ==========  ==========  ==========

Income before income taxes and
 cumulative effect of accounting
 changes
 United States .................  $  1,503.6  $  1,234.3  $    878.2
 Canada ........................       148.5        64.0        45.1
 Europe ........................       358.6       430.5       480.2
 Other countries ...............        67.0        54.4        36.3
                                  ----------  ----------  ----------
Total ..........................  $  2,077.7  $  1,783.2  $  1,439.8
                                  ==========  ==========  ==========

Assets at end of the year
 United States .................  $ 76,033.8  $ 74,550.6  $ 67,924.7
 Canada ........................     6,187.6     5,573.9     5,066.0
 Europe ........................    12,638.2    12,424.7    11,118.8
 Other countries ...............     3,718.4     3,432.8     2,742.3
 Eliminations (b) ..............       --         (334.5)     (334.5)
                                  ----------  ----------  ----------
Total ..........................  $ 98,578.0  $ 95,647.5  $ 86,517.3
                                  ==========  ==========  ==========

(a) Intersegment interest income.
(b) Intersegment finance receivables.


                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.  COMMITMENTS AND CONTINGENT LIABILITIES

Minimum future commitments under operating leases having noncallable lease terms in excess of one year, primarily for real property, aggregating $193.2 million, are payable $55.9 million in 1997, $44.5 million in 1998, $34.8 million in 1999, $23.1 million in 2000, $12.7 million in 2001, and $22.2 million in 2002 and thereafter. Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $109.9 million, $70.8 million and $57.6 million in 1996, 1995 and 1994, respectively.

The Company and MIC have entered into an agreement under which Electronic Data Systems Corporation (EDS), a former subsidiary of GM, will continue to be the principal provider of information technology services through 1999. GMACMG, excluding RFC, has entered into a similar agreement through 2000. An additional agreement has been signed for EDS to provide support for the Company's European information technology related activities through 2001.

There are various claims and pending actions against the Company and its subsidiaries with respect to commercial and consumer financing matters, taxes, insurance and other matters arising out of the conduct of the business. Certain of these actions are or purport to be class actions, seeking damages in very large amounts. The amounts of liability on these claims and actions at December 31, 1996 were not determinable but, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on the Company's consolidated financial position or results of operations.



                                   ----------


SUPPLEMENTARY FINANCIAL DATA

SUMMARY OF CONSOLIDATED QUARTERLY EARNINGS


                                              1996 QUARTERS
                                              -------------
                                FIRST       SECOND      THIRD      FOURTH
                                -----       ------      -----      ------
                                         (in millions of dollars)
Total financing revenue ....  $  3,179.2  $  3,124.3  $  3,163.8  $  3,176.5
Interest and discount
 expense ...................     1,239.7     1,224.6     1,220.3     1,252.9
Net financing revenue and
 other income ..............     1,533.4     1,605.5     1,616.8     1,653.5
Provision for financing
 losses ....................       155.2       134.6       143.5       235.7
Net income .................  $    309.1  $    350.0  $    307.3  $    274.1
------------------------------------------------------------------------------


                                              1995 QUARTERS
                                              -------------
                                FIRST       SECOND      THIRD      FOURTH
                                -----       ------      -----      ------
                                         (in millions of dollars)
Total financing revenue ....  $  2,717.4  $  2,917.6  $  2,959.6  $  3,069.4
Interest and discount
 expense ...................     1,219.8     1,275.3     1,222.9     1,218.3
Net financing revenue and
 other income ..............     1,278.2     1,426.9     1,361.3     1,555.7
Provision for financing
 losses ....................        55.0       133.3       118.9       141.6
Net income .................  $    254.9  $    259.2  $    253.7  $    263.2
------------------------------------------------------------------------------


                                              1994 QUARTERS
                                              -------------
                                FIRST       SECOND      THIRD      FOURTH
                                -----       ------      -----      ------
                                         (in millions of dollars)
Total financing revenue ....  $  2,163.0  $  2,304.7  $  2,351.5  $  2,599.6
Interest and discount
 expense ...................     1,010.0     1,045.3     1,041.6     1,134.0
Net financing revenue and
 other income ..............     1,155.2     1,158.2     1,157.3     1,209.6
Provision for financing
 losses ....................        64.1        54.8        (8.5)       66.9
Income before cumulative
 effect of accounting
 change ....................       224.9       216.1       244.6       241.5
Cumulative effect of accounting
 change ....................        (7.4)*      --          --          --
Net Income .................  $    217.5  $    216.1  $    244.6  $    241.5
------------------------------------------------------------------------------
* Effective  January 1, 1994,  the Company  adopted  SFAS No. 112 - Employer's
Accounting for Postemployment Benefits.



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

 (a) (3)  EXHIBITS (Included in Part IV of this report).        PAGE
          12   -- Statement of Ratio of Earnings to Fixed        69
                  Charges for the years 1996, 1995, 1994,
                  1993 and 1992.

          23.1 -- Consent of Independent Auditors.               70

          27   -- Financial Data Schedule (for SEC electronic    --
                  filing information only).

 (b)      REPORTS ON FORM 8-K.

 No current reports on Form 8-K have been filed by the Company during the fourth quarter of 1996.


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

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                      -------------------------------------
                                  (Registrant)
                          By

                          S/ J. M. LOSH
                          ---------------------------------------
DATE: MARCH 14, 1997      (J. Michael Losh, Chairman of the Board)

Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below on the 14th day of March, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.

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


S/ H. J. PEARCE
------------------------
(Harry J. Pearce)                    Director


S/ W. A. REED
------------------------
(W. Allen Reed)                      Director


S/ J. F. SMITH, JR.
------------------------
(John F. Smith, Jr.)                 Director


S/ R. L. ZARRELLA
------------------------
(Ronald L. Zarrella)                 Director

                                 EXHIBIT INDEX

Exhibit
NUMBER                            EXHIBIT NAME
------                            ------------

 12                    Ratio of Earnings to Fixed Charges

 23.1                  Consent of Independent Auditors,
                       Deloitte & Touche LLP

 27                    Financial Data Schedule (for SEC
                       electronic filing information only)

                                                                 EXHIBIT 12

                      GENERAL MOTORS ACCEPTANCE CORPORATION

                       RATIO OF EARNINGS TO FIXED CHARGES


                                   For the Years ended December 31,
                       1996        1995        1994        1993        1992
                       ----        ----        ----        ----        ----
                                     (in millions of dollars)
Consolidated net
 income* .........  $  1,240.5  $  1,031.0  $    927.1  $    981.1  $  1,218.7
Provision for
 income taxes ....       837.2       752.2       512.7       591.7       882.3
                    ----------  ----------  ----------  ----------  ----------

Consolidated income
 before income
 taxes ...........     2,077.7     1,783.2     1,439.8     1,572.8     2,101.0
                    ----------  ----------  ----------  ----------  ----------

Fixed charges
 Interest, debt
  discount and
  expense ........     4,937.5     4,936.3     4,230.9     4,721.2     5,828.6
 Portion of rentals
  representative of
  the interest
  factor .........        77.8        54.5        51.2        43.6        31.7
                    ----------  ----------  ----------  ----------  ----------
Total fixed charges    5,015.3     4,990.8     4,282.1     4,764.8     5,860.3
                    ----------  ----------  ----------  ----------  ----------

Earnings available
 for fixed charges  $  7,093.0  $  6,774.0  $  5,721.9  $  6,337.6  $  7,961.3
                    ==========  ==========  ==========  ==========  ==========

Ratio of earnings
 to fixed charges       1.41       1.36        1.33        1.33        1.35
                        ====       ====        ====        ====        ====



* Before cumulative effect of accounting change of ($7.4) million in 1994 and ($282.6) million in 1992.


                                                            EXHIBIT 23.1

INDEPENDENT AUDITORS' CONSENT


GENERAL MOTORS ACCEPTANCE CORPORATION:

We consent to the incorporation by reference of our report dated January 28, 1997, appearing in this Annual Report on Form 10-K of General Motors Acceptance Corporation for the year ended December 31, 1996, in the following Registration
Statements:

                Registration
    FORM        STATEMENT NO                  DESCRIPTION
    ----        ------------                  -----------

    S-3          33-31596             $5,000,000,000 General Motors
                                       Acceptance Corporation GMAC
                                       Variable Denomination
                                       Adjustable Rate Demand Notes

    S-3          33-64235             $5,000,000,000 General Motors
                                       Acceptance Corporation Debt
                                       Securities

    S-3         333-17943             $10,000,000,000 General Motors
                                       Acceptance Corporation
                                       Medium-Term Notes

    S-3         333-12023             $500,000,000 General Motors
                                       Acceptance Corporation
                                       SmartNotes




s/ DELOITTE & TOUCHE LLP
------------------------
   DELOITTE & TOUCHE LLP

600 Renaissance Center
Detroit, Michigan 48243-1704

March 14, 1997