Form 10-Q
period 1997-03-31
GENERAL MOTORS ACCEPTANCE CORP
filed 1997-05-08
CIK 40729

===============================================================================

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997, OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE TRANSITION PERIOD FROM            TO


                                       Commission file number 1-3754
                                                              ------

                      GENERAL MOTORS ACCEPTANCE CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           NEW YORK                                38-0572512
-------------------------------                ------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

767 Fifth Avenue, New York, New York                   10153
3044 WEST GRAND BOULEVARD, DETROIT, MICHIGAN           48202
--------------------------------------------         ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  313-556-5000
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

As of March 31, 1997, there were outstanding 22,000,000 shares of the issuer's common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE


                                      None
===============================================================================

This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:


                        PART 1. FINANCIAL INFORMATION


The required information is given as to the registrant, General Motors Acceptance Corporation and subsidiaries (the "Company" or "GMAC").

ITEM 1.  FINANCIAL STATEMENTS.

         In the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting of only normal recurring items which are necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are unaudited and are not necessarily indicative of results which may be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements, the significant accounting policies, and the other notes to the consolidated financial statements included in the Company's 1996 Annual Report to the Securities and Exchange Commission on Form 10-K.

         The  Financial  Statements  described  below  are  submitted  herein as
         Exhibit 20.

         1. Consolidated Balance Sheet, March 31, 1997, December 31, 1996 and March 31, 1996.

         2. Consolidated Statement of Income and Net Income Retained for Use in the Business for the Three Months Ended
               March 31, 1997 and 1996.

         3. Consolidated Statement of Cash Flows for the Three Months Ended March 31, 1997 and 1996.

         4.    Notes to Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS
Consolidated net income for the quarter increased by 20% over the comparable prior year period.

                                               THREE MONTHS ENDED MARCH 31
                                               ---------------------------
                                                     1997       1996
                                                     ----       ----
                                                 (in millions of dollars)
Financing Operations                                $293.6     $271.8
Insurance Operations*                                 78.4       37.3
                                                    ------     ------
Consolidated Net Income                             $372.0     $309.1
                                                    ======     ======

* Motors Insurance Corporation (MIC)

Consolidated Return on Average Equity                 17.8%      14.8%

The 8% improvement over 1996 first quarter net income from financing operations, including GMAC Mortgage Group, Inc. (GMACMG) results, is principally attributable to higher earnings from mortgage operations and continued strong net interest margins in the United States and Canada.

A significant increase in realized capital gains was the predominant factor in the first quarter of 1997 net income from insurance operations exceeding the comparable 1996 period by 110%. Earnings from insurance operations also benefited from improved underwriting results produced by multiple product lines.

UNITED STATES NEW PASSENGER CAR AND TRUCK DELIVERIES
During the first quarter of 1997, deliveries of new GM vehicles in the U.S. were slightly below 1996 levels. Rate incentive programs sponsored by GM were a primary contributor to the Company's higher financing penetration of retail deliveries of new GM vehicles.

                                                 THREE MONTHS ENDED MARCH 31
                                                 ---------------------------
                                                       1997       1996
                                                       ----       ----
                                                  (in millions of units)
     Industry ................................         3.7        3.7
     General Motors ..........................         1.1        1.2

     New GM Vehicle Deliveries Financed by GMAC
       Retail (Installment Sale Contracts and
        Operating Leases) ....................        32.1%      30.9%
       Fleet Transactions (Lease Financing) ..         4.2%       5.8%
     Total ...................................        26.2%      26.1%


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCING VOLUME
The number of new vehicle deliveries financed during the three months ended March 31, 1997 and 1996 are summarized below:

                                               THREE MONTHS ENDED MARCH 31
                                               ---------------------------
                                                     1997       1996
                                                     ----       ----
                                                 (in thousands of units)
     UNITED STATES
       Retail Installment Sale Contracts .....       206        174
       Operating Leases ......................        82        125
       Leasing ...............................        12         17
                                                     ---        ---
     New Deliveries Financed .................       300        316
                                                     ===        ===

     OTHER COUNTRIES
       Retail Installment Sale Contracts .....        85         83
       Operating Leases ......................        65         49
       Leasing ...............................        16         17
                                                     ---        ---
     New Deliveries Financed .................       166        149
                                                     ===        ===

     WORLDWIDE
       Retail Installment Sale Contracts .....       291        257
       Operating Leases ......................       147        174
       Leasing ...............................        28         34
                                                     ---        ---
     New Deliveries Financed .................       466        465
                                                     ===        ===

During the first quarter of 1997, the Company financed a lower number of new vehicles in the U.S. than during the comparable period in 1996 principally as a result of a decline in GM deliveries, which was partially offset by improved financing penetration. The decrease in operating lease originations was primarily due to reduced leasing incentive programs sponsored by GM while the offsetting increase in retail installment sale contracts was predominantly driven by enhanced rate incentives sponsored by GM.

GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided for 841,000 and 720,000 new GM vehicles, representing 67.9% and 69.5% of all GM sales to dealers during the first quarter of 1997 and 1996, respectively. First quarter of 1996 inventory financing was reduced by the effects of a temporary suspension of production at 26 of 29 GM assembly plants, which was caused by a work stoppage at two components plants. The decline in the Company's U.S. wholesale financing penetration reflects the intense competitive pressures in this market segment.

INCOME AND EXPENSES
Total financing revenue totaled $3,174.7 million in the first quarter of 1997, a slight decline of $4.5 million compared with the first quarter of 1996. The relatively flat financing revenue was principally due to lower income from the wholesale and retail lines that was substantially offset by higher revenues from operating leases in the U.S. and Canada.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other income totaled $626.7 million for the three months ended March 31, 1997, a $179.6 million increase over the comparable 1996 period. The 40% improvement is primarily attributable to higher revenues from mortgage operations and an increase in realized capital gains from insurance operations.

The Company's worldwide cost of borrowing for the first quarter of 1997 averaged 6.27%, a decrease of 47 basis points from the first quarter of 1996. Total borrowing costs for U.S. operations averaged 6.31% for the first quarter of 1997 compared with 6.64% for the same period in 1996. The improvements over the first quarter of 1996 are attributable to a greater proportion of floating rate debt during 1997. As a result of lower borrowing costs substantially offsetting the effect of a 10% increase in average borrowings, interest and discount expense totaled $1,265.8 million for the first quarter of 1997, only 2% higher than the first quarter of 1996.

Consolidated employment and other operating expenses totaled $694.2 million and $625.9 million for the respective quarters ended March 31, 1997 and 1996. The higher costs were predominantly attributable to increased business activities associated with growth of the mortgage operations.

Net retail losses were 1.41% of total average serviced assets during the first quarter of 1997, compared to 1.22% for the same period last year. The provision for financing losses totaled $129.9 million and $155.2 million for the three month periods ended March 31, 1997 and 1996, respectively. During the first quarter of 1996, the Company increased its retail loss reserve requirements for used vehicles financed in the U.S., a primary factor in last year's higher provision.

MORTGAGE OPERATIONS
During the first quarter of 1997, GMACMG loan origination, mortgage servicing acquisitions and correspondent loan volume totaled $9.5 billion, a decrease of $6.0 billion compared with the first quarter of 1996. The lower first quarter volume resulted substantially from a $6.0 billion reduction in mortgage servicing acquisitions. However, GMACMG loan originations have continued to grow as a result of expansion in the residential and commercial markets. Reflecting the sustained growth over the past twelve months, the combined GMACMG servicing portfolio, excluding GMAC term loans to dealers, totaled $110.7 billion at March 31, 1997 compared with the $107.3 billion and $91.1 billion serviced at December 31 and March 31, 1996, respectively.

FINANCIAL CONDITION AND LIQUIDITY
At March 31, 1997, the Company owned assets and serviced automotive receivables totaling $109.4 billion, which was $1.3 billion and $5.0 billion higher than December 31 and March 31, 1996, respectively. Earning assets totaled $99.5 billion at March 31, 1997 compared to $95.7 billion and $91.7 billion at December 31 and March 31, 1996, respectively. The increase since year-end 1996 is primarily attributable to higher outstandings for wholesale receivables. The greater asset levels over March 31, 1996 resulted principally from increased wholesale finance receivables, operating lease assets and real estate mortgages.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Finance receivables serviced by the Company, including sold receivables, totaled $71.2 billion at March 31, 1997, compared with $69.1 billion and $70.1 billion at December 31 and March 31, 1996, respectively. Similarly, on balance sheet consolidated finance receivables at March 31, 1997 totaled $63.8 billion, 8% and 5% above December 31 and March 31, 1996, respectively. The higher balances over the respective 1996 periods are predominately attributable to increased wholesale units outstanding in the U.S., partially offset by a decline in serviced retail receivables compared with March 31, 1996. The first quarter of 1997 increase in finance receivables also reflects the recent maturity of a revolving trust of sold wholesale accounts. In addition, the effects of the aforementioned work stoppage at two components plants are reflected in the lower wholesale outstandings at March 31, 1996.

Investment in operating lease assets, net of accumulated depreciation, totaled $24.6 billion at March 31, 1997, slightly below $24.9 billion at year-end 1996, but higher than $22.9 billion at March 31, 1996. The decline in this portfolio during the first quarter of 1997, which was offset by an increase in owned retail finance receivables, is primarily due to reduced volume from leasing incentive programs. The portfolio growth over last year's comparable quarter-end reflects that more consumers continued to select leasing as a method to finance vehicles throughout most of 1996.

Investments in securities at March 31, 1997 totaled $4.9 billion, compared with $4.6 billion and $4.3 billion at December 31 and March 31, 1996, respectively. The increase during the first quarter of 1997 is primarily attributable to the January 1, 1997 adoption of Statement of Financial Accounting Standard No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This new accounting standard requires that excess servicing fees, formerly included in other assets, be reclassified as financial assets. In addition, growth of the mortgage-related securities portfolio during the past twelve months contributed to the increase.

The Company's due and deferred from receivable sales (net) totaled $804.5 million at March 31, 1997, compared with $1,214.5 million and $1,127.7 million at December 31 and March 31, 1996, respectively. The decrease during the first quarter of 1997 resulted principally from the recent maturity of a revolving trust of sold wholesale accounts and the Company's repurchase of retail receivables outstanding from four prior sale transactions.

As of March 31, 1997, GMAC's total borrowings were $81.3 billion, compared with $78.7 billion and $74.0 billion at December 31 and March 31, 1996, respectively. The increased debt levels were used to fund increased earning asset levels. The Company's ratio of debt to total stockholder's equity at March 31, 1997 was 9.9:1 compared to 9.5:1 at December 31, 1996 and 8.9:1 at March 31, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)

The Company and its subsidiaries maintain substantial bank lines of credit which totaled $40.0 billion at March 31, 1997, compared to $40.7 billion at year-end 1996 and $40.4 billion at March 31, 1996. The unused portion of these credit lines totaled $31.3 billion at March 31, 1997, $0.7 billion higher than December 31, 1996, but $0.3 billion lower than March 31, 1996. Included in the unused credit lines are a committed U.S. revolving credit facility of $10 billion which serves primarily as back-up for GMAC's unsecured commercial paper program and a $12.1 billion U.S. asset-backed commercial paper liquidity and receivables credit facility for New Center Asset Trust (NCAT), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

As discussed in the Company's 1996 Annual Report on Form 10-K, a variety of interest rate and currency derivative instruments are utilized in managing its interest rate and foreign exchange exposures. During the three months ended March 31, 1997, there were no significant changes in the Company's use of derivative financial instruments or in the portfolio's fair value.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company did not become a party to any material pending legal proceedings during the quarter ended March 31, 1997, or prior to the filing of this report.

ITEM 5. OTHER INFORMATION

                      RATIO OF EARNINGS TO FIXED CHARGES

                              Three Months Ended
                                  MARCH 31,
                              -------------------

                               1997          1996
                               ----          ----
                               1.49          1.41

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   EXHIBITS:

         20. General Motors Acceptance Corporation and Subsidiaries Consolidated Financial Statements for the Three Months Ended March 31, 1997.

   (b)   REPORTS ON FORM 8-K:

         The Company did not file a Current Report on Form 8-K during the quarter ended March 31, 1997.

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


                                  GENERAL MOTORS ACCEPTANCE CORPORATION
                                  -------------------------------------
                                               (Registrant)


                                  S/ ERIC A. FELDSTEIN
                                  ---------------------------------
Dated:   MAY 8, 1997              Eric A. Feldstein, Executive Vice
         -----------              President and Principal Financial
                                  Officer


                                  S/ GERALD E. GROSS
                                  --------------------------------
Dated:   MAY 8, 1997              Gerald E. Gross, Comptroller and
         -----------              Principal Accounting Officer



                      GENERAL MOTORS ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEET

Exhibit 20
Page 1 of 6
                                                      March 31    Dec. 31    March 31
                                                        1997       1996        1996
                                                      --------    -------    --------
                                                        (in millions of dollars)
Cash and Cash Equivalents .......................... $    666.6  $   742.3  $ 1,361.6
                                                     ----------  ---------  ---------
Earning Assets
Investments in securities ..........................    4,934.3    4,556.8    4,319.2
Finance receivables, net (Note 1) ..................   62,850.5   58,380.0   59,632.4
Investment in operating leases, net ................   24,623.9   24,909.5   22,875.9
Notes Receivable from General Motors Corporation ...      429.2      190.5      --
Real estate mortgages - held for sale ..............    2,758.7    2,785.0    1,550.0
                      - held for investment ........      587.8      611.2      765.6
                      - lending receivables ........    1,288.3    1,404.6      542.9
Due and deferred from receivable sales, net ........      804.5    1,214.5    1,127.7
Other ..............................................    1,221.5    1,617.6      912.7
                                                      ---------  ---------  ---------
   Total earning assets ............................   99,498.7   95,669.7   91,726.4
                                                      ---------  ---------  ---------
Nonearning Assets ..................................    2,046.3    2,166.0    1,971.8
                                                      ---------  ---------  ---------
Total Assets ....................................... $102,211.6  $98,578.0  $95,059.8
                                                     ==========  =========  =========
Notes, loans and debentures payable within
 one year (Note 2) ................................. $ 47,822.5  $45,809.9  $43,297.3
                                                     ----------  ---------  ---------

Accounts Payable And Other Liabilities
General Motors Corporation and affiliated companies     1,265.4      646.6    1,667.3
Interest ...........................................    1,374.7    1,065.2    1,407.2
Unpaid insurance losses and loss adjustment expense     1,590.5    1,581.9    1,518.7
Unearned insurance premiums ........................    1,434.3    1,437.5    1,428.0
Deferred income taxes ..............................    1,973.4    2,215.8    2,067.3
United States and foreign income and other taxes
 payable ...........................................      295.7       35.6      343.8
Other postretirement benefits ......................      640.3      627.0      614.6
Other ..............................................    4,166.4    4,012.0    3,716.7
                                                     ----------  ---------  ---------
   Total accounts payable and other liabilities ....   12,740.7   11,621.6   12,763.6
                                                     ----------  ---------  ---------

Notes, loans and debentures payable after one year
 (Note 3) ..........................................   33,460.8   32,878.9   30,709.4
                                                     ----------  ---------  ---------
Common stock, $100 par value (authorized 25,000,000
 shares, outstanding 22,000,000 shares) ............    2,200.0    2,200.0    2,200.0
Net income retained for use in the business ........    5,797.2    5,775.2    5,793.8
Net unrealized gains on securities .................      223.7      276.7      255.5
Unrealized accumulated foreign currency translation
 adjustment ........................................      (33.3)      15.7       40.2
                                                     ----------  ---------  ---------
   Total stockholder's equity ......................    8,187.6    8,267.6    8,289.5
                                                     ----------  ---------  ---------
Total Liabilities And Stockholder's Equity ......... $102,211.6  $98,578.0  $95,059.8
                                                     ==========  =========  =========
Certain   amounts  for  1996  have  been   reclassified  to  conform  with  1997
classifications.

Reference should be made to the Notes to Consolidated Financial Statements.



                      GENERAL MOTORS ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME AND
                     NET INCOME RETAINED FOR USE IN THE BUSINESS

                                                                      Exhibit 20
                                                                     Page 2 of 6

                                                          Three Months Ended
                                                               MARCH 31
                                                          ------------------
                                                           1997        1996
                                                           ----        ----
                                                       (in millions of dollars)
FINANCING REVENUE
Retail and lease financing ............................ $    940.0  $    957.5
Operating leases ......................................    1,801.2     1,738.3
Wholesale and term loans ..............................      433.5       483.4
                                                        ----------  ----------
   Total financing revenue ............................    3,174.7     3,179.2
Interest and discount .................................   (1,265.8)   (1,239.7)
Depreciation on operating leases ......................   (1,158.2)   (1,150.7)
                                                        ----------  ----------
   Net financing revenue ..............................      750.7       788.8
Insurance premiums earned .............................      305.5       297.5
Other income ..........................................      626.7       447.1
                                                        ----------  ----------
   NET FINANCING REVENUE AND OTHER ....................    1,682.9     1,533.4
                                                        ----------  ----------
EXPENSES
Salaries and benefits .................................      265.5       257.6
Other operating expenses ..............................      428.7       368.3
Insurance losses and loss adjustment expenses .........      228.3       245.0
Provision for financing losses ........................      129.9       155.2
                                                        ----------  ----------
   Total expenses .....................................    1,052.4     1,026.1
                                                        ----------  ----------
Income before income taxes ............................      630.5       507.3
United States, foreign and other income taxes .........      258.5       198.2
                                                        ----------  ----------
   NET INCOME .........................................      372.0       309.1

Net income retained for use in the business
 at beginning of the period ...........................    5,775.2     5,734.7
                                                        ----------  ----------
Total .................................................    6,147.2     6,043.8
Cash dividends ........................................      350.0       250.0
                                                        ----------  ----------
   NET INCOME RETAINED FOR USE IN THE BUSINESS
    AT END OF THE PERIOD .............................. $  5,797.2  $  5,793.8
                                                        ==========  ==========

Certain   amounts  for  1996  have  been   reclassified  to  conform  with  1997
classifications.

Reference should be made to the Notes to Consolidated Financial Statements.



                      GENERAL MOTORS ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

Exhibit 20
Page 3 of 6


                                                                    Three Months Ended
                                                                        MARCH  31
                                                                    ------------------
                                                                      1997     1996
                                                                      ----     ----
                                                                   (in millions of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..................................................   $   372.0   $   309.1
Depreciation ................................................     1,169.6     1,160.1
Provision for financing losses ..............................       129.9       155.2
Mortgage loans-originations/purchases .......................    (4,553.4)   (5,141.5)
              -proceeds on sale .............................     4,579.7     5,078.3
Mortgage related securities held for trading - acquisitions .      (319.8)     (110.1)
                                             - liquidations .       142.1       100.6
Changes in the following items:
  Due to General Motors Corporation and affiliated companies.       638.4       (98.1)
  Taxes payable and deferred ................................        69.0       (67.9)
  Interest payable ..........................................       313.2       359.1
  Other assets ..............................................        87.2       (11.0)
  Other liabilities .........................................       194.3        81.2
Other .......................................................        95.0        65.8
                                                                ---------   ---------
   Net cash provided by operating activities ................     2,917.2     1,880.8
                                                                ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Finance receivables-acquisitions ............................   (37,474.9)  (39,145.0)
                   -liquidations ............................    26,847.9    33,812.0
Notes receivable from General Motors Corporation ............      (238.7)      --
Operating leases-acquisitions ...............................    (4,174.8)   (4,207.6)
                -liquidations ...............................     3,101.4     2,256.0
Investments in securities-acquisitions ......................    (5,402.3)   (2,887.2)
                         -liquidations ......................     5,403.2     2,893.3
Proceeds from sales of receivables-wholesale ................     5,537.9     5,876.2
Due and deferred from receivable sales ......................       410.1       243.7
Other .......................................................       185.7       257.7
                                                                ---------   ---------
   Net cash used in investing activities ....................    (5,804.5)     (900.9)
                                                                ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Debt with original  maturities 90 days and over
     -proceeds ..............................................    14,050.6     9,847.3
     -liquidations ..........................................   (14,076.5)  (11,202.6)
Debt with original maturities less than 90 days-net change ..     3,184.8       536.6
Dividends paid ..............................................      (350.0)     (250.0)
                                                                ---------   ---------
   Net cash provided by/(used in) financing activities ......     2,808.9    (1,068.7)
                                                                ---------   ---------
Effect of exchange rate changes on cash and cash equivalents.         2.7         1.8
                                                                ---------   ---------
   Net decrease in cash and cash equivalents ................       (75.7)      (87.0)
Cash and cash equivalents at the beginning of the period ....       742.3     1,448.6
                                                                ---------   ---------
Cash and cash equivalents at the end of the period ..........   $   666.6   $ 1,361.6
                                                                =========   =========
Certain   amounts  for  1996  have  been   reclassified  to  conform  with  1997
classifications.

Reference should be made to the Notes to Consolidated Financial Statements.


                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          Exhibit 20
                                                          Page 4 of 6

NOTE 1.  FINANCE RECEIVABLES

The composition of finance receivables outstanding at March 31, 1997, December 31, 1996 and March 31, 1996 is summarized as follows:

                                          March 31    Dec. 31     March 31
                                            1997        1996        1996
                                          --------    -------     --------
                                              (in millions of dollars)
United States
 Retail ................................ $ 27,842.4  $ 26,867.4  $ 28,275.2
 Wholesale .............................   17,723.5    13,825.8    13,968.3
 Leasing and lease financing ...........    1,140.7     1,188.3     1,400.6
 Term loans to dealers and others ......    3,358.8     3,386.7     3,990.5
                                         ----------  ----------  ----------
Total United States ....................   50,065.4    45,268.2    47,634.6
                                         ----------  ----------  ----------

Europe
 Retail ................................    5,329.9     5,803.5     5,773.7
 Wholesale .............................    3,397.0     3,951.3     3,613.7
 Leasing and lease financing ...........      532.8       561.9       558.0
 Term loans to dealers and others ......      237.5       241.9       238.3
                                         ----------  ----------  ----------
Total Europe ...........................    9,497.2    10,558.6    10,183.7
                                         ----------  ----------  ----------

Canada
 Retail ................................      839.2       657.8       694.1
 Wholesale .............................    2,172.1     1,615.8     1,668.4
 Leasing and lease financing ...........      853.6       834.1       717.0
 Term loans to dealers and others ......      162.8       178.2       159.0
                                         ----------  ----------  ----------
Total Canada ...........................    4,027.7     3,285.9     3,238.5
                                         ----------  ----------  ----------

Other Countries
 Retail ................................    2,117.1     2,124.5     1,996.2
 Wholesale .............................      836.4       868.2       749.7
 Leasing and lease financing ...........      609.5       611.1       485.2
 Term loans to dealers and others ......      169.4       134.6       118.8
                                         ----------  ----------  ----------
Total Other Countries ..................    3,732.4     3,738.4     3,349.9
                                         ----------  ----------  ----------

Total finance receivables ..............   67,322.7    62,851.1    64,406.7
                                         ----------  ----------  ----------

Deductions
 Unearned income .......................    3,564.2     3,549.3     3,927.4
 Allowance for financing losses ........      908.0       921.8       846.9
                                         ----------  ----------  ----------
Total deductions .......................    4,472.2     4,471.1     4,774.3
                                         ----------  ----------  ----------
Finance receivables, net ............... $ 62,850.5  $ 58,380.0  $ 59,632.4
                                         ==========  ==========  ==========

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exhibit 20
Page 5 of 6

NOTE 2.  NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE YEAR

                                          March 31    Dec. 31     March 31
                                            1997        1996        1996
                                          --------    -------     --------
                                              (in millions of dollars)
Short-term notes
 Commercial paper ...................... $ 25,323.1  $ 22,650.8  $ 20,138.5
 Master notes ..........................      304.8       289.3       251.3
 Demand notes ..........................    3,543.2     3,396.4     3,202.1
 Other .................................      863.9       894.9     1,242.2
                                         ----------  ----------  ----------
Total principal amount .................   30,035.0    27,231.4    24,834.1
Unamortized discount ...................     (183.7)     (189.4)     (144.2)
                                         ----------  ----------  ----------
Total ..................................   29,851.3    27,042.0    24,689.9
                                         ----------  ----------  ----------

Bank loans and overdrafts
 United States .........................    1,124.4     1,068.0     1,155.0
 Other countries .......................    6,342.3     7,756.4     6,507.6
                                         ----------  ----------  ----------
Total ..................................    7,466.7     8,824.4     7,662.6
                                         ----------  ----------  ----------

Other notes, loans and debentures
 payable within one year (net)
  United States ........................    9,726.8     9,180.7    10,147.2
  Other countries ......................      777.7       762.8       797.6
                                         ----------  ----------  ----------
Total ..................................   10,504.5     9,943.5    10,944.8
                                         ----------  ----------  ----------

Total payable within one year .......... $ 47,822.5  $ 45,809.9  $ 43,297.3

                                         ==========  ==========  ==========

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          Exhibit 20
                                                          Page 6 of 6

NOTE 3.  NOTES, LOANS AND DEBENTURES PAYABLE AFTER ONE YEAR

                      Weighted average
                      interest rates at   March 31    Dec. 31     March 31
MATURITY               MARCH 31, 1997       1997        1996        1996
--------------------- -----------------  ----------  ----------  -------
Notes, Loans                                  (in millions of dollars)
 And Debentures
United States currency
 1997 ...............         --         $    --     $    --     $  5,689.8
 1998 ...............        6.1%           5,049.8     7,922.2     5,990.9
 1999 ...............        6.8%           5,988.6     5,599.7     4,480.2
 2000 ...............        7.2%           3,960.5     3,478.7     2,628.6
 2001 ...............        7.0%           3,158.8     3,083.8     1,823.9
 2002 ...............        6.6%           3,511.8     2,110.2     1,746.1
 2003 - 2007 ........        7.0%           4,217.2     3,602.5     2,331.4
 2008 - 2012 ........       10.2%           1,225.4     1,213.5     1,203.5
 2013 - 2017 ........       10.3%             373.8       373.8       373.8
 2018 - 2049 ........        5.5%              75.0        75.0        75.0
                                         ----------  ----------  ----------
Total United States currency               27,560.9    27,459.4    26,343.2

Other currencies
 1997 - 2006 ........        6.2%           6,634.8     6,157.9     5,122.0
                                         ----------  ----------  ----------

Total notes, loans and
 debentures .........                      34,195.7    33,617.3    31,465.2
Unamortized discount                         (734.9)     (738.4)     (755.8)
                                         ----------  ----------  ----------
Total notes, loans and
 debentures payable after
 one year ...........                    $ 33,460.8  $ 32,878.9  $ 30,709.4
                                         ==========  ==========  ==========