Form 10-Q
period 1997-06-30
GENERAL MOTORS ACCEPTANCE CORP
filed 1997-08-05
CIK 40729

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF -- 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997, OR

 -- TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE TRANSITION PERIOD FROM            TO
                                        ----------    ----------

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
                      --     --
As of June 30, 1997, there were outstanding 22,000,000 shares of the issuer's common stock.


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

         1. Consolidated Balance Sheet, June 30, 1997, December 31, 1996 and June 30, 1996.

         2. Consolidated Statement of Income and Net Income Retained for Use in the Business for the Second Quarter and Six Months Ended June 30, 1997 and 1996.

         3. Consolidated Statement of Cash Flows for the Six Months Ended June 30, 1997 and 1996.

         4.    Notes to Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS
Consolidated net income for the second quarter decreased by 3% but increased 8% for the six month period compared to prior year results.

                                       Period Ended June 30,
                               SECOND QUARTER    |     SIX MONTHS
                               --------------    |     ----------
                               1997       1996   |   1997       1996
                               ----       ----   |   ----       ----
(in millions of dollars)                         |
                                                 |
Financing Operations*         $295.5     $318.3  |  $589.1     $590.1
Insurance Operations**          42.2       31.7  |   120.6       69.0
                              ------     ------  |  ------     ------
Consolidated Net Income       $337.7     $350.0  |  $709.7     $659.1
                              ======     ======     ======     ======

* Includes GMAC Mortgage Group (GMACMG)
**Motors Insurance Corporation (MIC)

Consolidated Return
 on Average Equity              16.1%      16.7%      17.0%      15.7%

The 7% decline in net income from financing operations during the second quarter of 1997, compared to the same period in 1996, can be attributed to reduced net financing margins on automotive financing operations. Net income from insurance operations during the second quarter of 1997 was up 33% compared to the second quarter of 1996. The increase is primarily attributable to improved claim experience in mechanical service agreements (sometimes referred to as "extended warranties") and commercial insurance.

UNITED  STATES  NEW  PASSENGER  CAR AND TRUCK  DELIVERIES
Deliveries of new GM vehicles during the second quarter and first six months of 1997 were slightly below comparable 1996 levels primarily due to work stoppages during the second quarter of 1997 that reduced production by an estimated 96,000 units. Competitive market pressures in both retail and fleet financing contributed to lower penetration levels by the Company over the same prior year periods.

                                         Period Ended June 30,
                               SECOND QUARTER      |     SIX MONTHS
                               --------------      |     ----------
                               1997       1996     |   1997       1996
                               ----       ----     |   ----       ----
(in millions of units)                             |
                                                   |
     Industry ...............   4.1        4.3     |    7.8        8.0
     General Motors .........   1.3        1.4     |    2.4        2.5
                                                   |
     New GM Vehicle Deliveries                     |
      Financed by GMAC                             |
       Retail (Installment Sale                    |
        Contracts and                              |
        Operating Leases) .... 29.9%       31.8%   |   30.9%      31.4%
       Fleet Transactions                          |
       (Lease Financing) .....  2.7%        4.7%   |    3.4%       5.2%
      Total .................. 24.0%       25.7%   |   25.0%      25.9%


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCING VOLUME
The number of new vehicle deliveries financed during the second quarter and six months ended June 30, 1997 and 1996 are summarized below:

                                      Period Ended June 30,
                               SECOND QUARTER    |     SIX MONTHS
                               --------------    |     ----------
                               1997       1996   |   1997       1996
                               ----       ----   |   ----       ----
     (in thousands of units)                     |
     UNITED STATES                               |
       Retail Installment Sale                   |
                                                 |
        Contracts ...........  164        193    |   370        367
       Operating Leases .....  132        157    |   214        283
       Leasing ..............    9         18    |    21         34
                               ---        ---    |   ---        ---
     New Deliveries Financed   305        368    |   605        684
                               ===        ===    |   ===        ===
                                                 |
     OTHER COUNTRIES                             |
       Retail Installment Sale                   |
        Contracts ...........  101         77    |   186        160
       Operating Leases .....   97         60    |   162        108
       Leasing ..............   21         22    |    37         40
                               ---        ---    |   ---        ---
     New Deliveries Financed   219        159    |   385        308
                               ===        ===    |   ===        ===
                                                 |
     WORLDWIDE                                   |
       Retail Installment Sale                   |
        Contracts ...........  265        270    |   556        527
       Operating Leases .....  229        217    |   376        391
       Leasing ..............   30         40    |    58         74
                               ---        ---    |   ---        ---
     New Deliveries Financed   524        527    |   990        992
                               ===        ===        ===        ===

During the second quarter and first six months of 1997, the Company financed a lower number of new vehicles in the U.S. than during the comparable periods in 1996, primarily due to lower GM deliveries and reduced incentive programs on operating leases. During the same periods, new deliveries financed in other countries increased 38% and 25%, respectively. The increase is primarily attributable to growth in Canadian retail and Canadian and European operating leases.

GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided for 831,000 and 1,672,000 new GM vehicles during the second quarter and first six months of 1997, compared with 961,000 and 1,681,000 new GM vehicles during the same periods in 1996. GMAC's wholesale financing represented 67.8% of all GM U.S. vehicle sales to dealers during the first six months of 1997, down from 69.9% for the comparable period a year ago. As mentioned earlier, the decline in wholesale financing levels can be primarily attributable to work stoppages during the second quarter of 1997 as well as competitive market conditions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME AND EXPENSES
Consolidated financing revenue totaled $3.2 billion and $6.4 billion in the second quarter and first six months of 1997, respectively, 2% and 1% above the comparable 1996 periods. The increase is primarily attributable to higher wholesale receivable outstandings partially offset by lower retail receivable revenues.

The Company's worldwide cost of borrowing for the second quarter and first six months of 1997 averaged 6.31% and 6.28%, respectively, a decrease of 15 and 32 basis points from the comparable periods of a year ago. Total borrowing costs for U.S. operations averaged 6.38% and 6.35% for the second quarter and first six months of 1997, compared to 6.36% and 6.50% for the respective periods in 1996. The lower average borrowing costs for the first six months of 1997 are attributable to a greater proportion of floating rate short-term borrowings in the Company's funding mix. During the second quarter of 1997, Fitch Investors Service upgraded GMAC's outstanding senior debt rating from A- to A and affirmed its commercial paper rating at F-1.

Other income, including gains and fees related to sold finance receivables as well as mortgage banking activities, totaled $608.4 million and $1,235.1 million for the second quarter and six months ended June 30, 1997, respectively, compared to $540.8 million and $987.9 million during the comparable 1996 periods. The increase during the first six months of 1997 compared to the same period in 1996 is principally the result of higher revenues from mortgage operations and an increase in realized capital gains from insurance operations.

Net retail losses were 1.28% and 1.35% of total average serviced assets during the second quarter and first six months of 1997, compared to 1.17% and 1.20% for the same periods last year. The provision for financing losses totaled $257.2 million and $289.8 million for the six month periods ended June 30, 1997 and 1996, respectively. During 1996, the Company increased its retail loss reserve requirements for used vehicles financed in the U.S., a primary factor in last year's higher provision.

MORTGAGE OPERATIONS
GMACMG maintained its position as a leading mortgage banker in the United States. For the second quarter of 1997, loan originations, mortgage servicing acquisitions and correspondent loan volume totaled $14.6 billion, an increase of $2.7 billion from the same period in 1996. The increased second quarter volume resulted primarily from GMACMG's expansion in the residential and commercial markets. The overall combined GMACMG servicing portfolio, excluding GMAC term loans to dealers, increased 7% during the first six months of 1997 to $115.1 billion, which is 20% greater than the $96.2 billion serviced at June 30, 1996.

INSURANCE OPERATIONS
In June 1997, GMAC announced an agreement providing for Integon, a non-standard automotive insurance provider, to merge with a wholly-owned subsidiary of GMAC. Subject to obtaining all necessary regulatory approvals and the approval of Integon shareholders, the transaction is expected to be completed by year-end 1997 for a cash price of approximately $525 million and the assumption of approximately $150 million and $100 million in Senior Notes and Capital Securities, respectively. The proposed merger will enable the Company to continue its growth strategy in the financial services industry.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


FINANCIAL CONDITION AND LIQUIDITY
At June 30, 1997, the Company owned assets and serviced automotive receivables totaling $111.7 billion, $3.6 billion above year-end 1996, and $4.8 billion above June 30, 1996. Earning assets totaled $100.9 billion at June 30, 1997, compared to $95.7 billion and $93.3 billion at December 31 and June 30, 1996, respectively. The increase over year-end 1996 was primarily attributable to higher outstanding balances for wholesale receivables. Year-to-year increases in asset levels can be attributed to growth of operating leases and greater wholesale and real estate mortgage balances.

Finance receivables serviced by the Company, including sold receivables, totaled $70.2 billion at June 30, 1997, $1.1 billion above December 31, 1996 levels and $1.2 billion below June 30, 1996, levels. The change in finance receivables is primarily attributable to a $2.1 billion and $2.0 billion increase in wholesale receivables when comparing June 30, 1997 to December 31, 1996 and June 30, 1996, respectively. This was offset partially by a decline in retail receivables of $1.2 billion and $3.2 billion during the same respective periods.

Consolidated operating lease assets, net of depreciation, totaled $25.8 billion at June 30, 1997, reflecting increases of 4% and 7% over December 31 and June 30, 1996, respectively. The portfolio growth is attributable to increased international volume.

Investments in securities at June 30, 1997 totaled $5.3 billion, compared with $4.6 billion and $4.4 billion at December 31 and June 30, 1996, respectively. The increase during the first six months of 1997 includes the effects of the January 1, 1997 adoption of Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities for certain mortgage-related securities. This new accounting standard requires that excess servicing fees, formerly included in other assets, be reclassified as financial assets. In addition, growth of mortgage-related securities and insurance operations portfolios during the first six months of 1997 contributed to the increase.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company's due and deferred from receivable sales (net) totaled $0.9 billion at June 30, 1997, 26% and 27% below balances at December 31 and June 30, 1996, respectively. The decrease during the first six months of 1997 resulted principally from the recent maturity of a revolving trust of sold wholesale accounts and the Company's administrative repurchase of retail receivables outstanding from four prior sale transactions.

As of June 30, 1997, GMAC's total borrowings were $82.5 billion, an increase of $3.8 billion and $8.1 billion from December 31, 1996 and June 30, 1996, respectively. The higher borrowings were used to fund increased earning asset levels. GMAC's ratio of debt to total stockholder's equity at June 30, 1997 was 9.7:1, compared to 9.5:1 at December 31, 1996 and 8.9:1 at June 30, 1996.
Continuing to utilize its asset securitization program, the Company sold additional retail finance receivables totaling $1.5 billion (net) during the second quarter of 1997.

The Company and its subsidiaries maintain substantial bank lines of credit which totaled $40.2 billion at June 30, 1997, compared to $40.7 billion at year-end 1996 and $40.4 billion at June 30, 1996. The unused portion of these credit lines totaled $31.5 billion at June 30, 1997, $0.9 billion and $0.1 billion higher than December 31 and June 30, 1996, respectively. Included in the unused credit lines are a committed U.S. revolving credit facility of $10.0 billion which serves primarily as back-up for GMAC's unsecured commercial paper program and a $12.1 billion U.S. asset-backed commercial paper liquidity and receivables credit facility for New Center Asset Trust (NCAT), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

As discussed in the Company's 1996 Annual Report on Form 10-K, a variety of interest rate and currency derivative instruments are utilized in managing interest rate and foreign exchange exposures. During the first six months ended June 30, 1997, there were no significant changes in the Company's use of derivative financial instruments.

ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt this accounting standard on January 1, 1998, as required.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt this accounting standard on January 1, 1998, as required.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company did not become a party to any material pending legal proceedings during the second quarter ended June 30, 1997, or prior to the filing of this report.

ITEM 5. OTHER INFORMATION

                      RATIO OF EARNINGS TO FIXED CHARGES

                               Six Months Ended
                                   JUNE 30,
                                   --------

                                1997        1996
                                ----        ----
                                1.47        1.43

The ratio of earnings to fixed charges has been computed by dividing earnings before income taxes and fixed charges by the fixed charges. This ratio includes the earnings and fixed charges of the Company and its consolidated subsidiaries. Fixed charges consist of interest, debt discount and expense and the portion of rentals for real and personal properties in an amount deemed to be representative of the interest factor.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   EXHIBITS:

         20. General Motors Acceptance Corporation and Subsidiaries Consolidated Financial Statements for the Second Quarter and Six Months Ended June 30, 1997.

   (b)   REPORTS ON FORM 8-K:

         The Company did not file a Current Report on Form 8-K during the quarter ended June 30, 1997.

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


                                  GENERAL MOTORS ACCEPTANCE CORPORATION
                                  -------------------------------------
                                               (Registrant)


                                  S/  ERIC A. FELDSTEIN
                                  ---------------------------------
Dated:   AUGUST 5, 1997           Eric A. Feldstein, Executive Vice
         --------------           President and Principal Financial
                                  Officer


                                  S/  GERALD E. GROSS
                                  --------------------------------
Dated:  August 5, 1997             Gerald E. Gross, Comptroller and
        --------------             Principal Accounting Officer



                       GENERAL MOTORS ACCEPTANCE CORPORATION
                             CONSOLIDATED BALANCE SHEET

Exhibit 20
Page 1 of 6
                                                      June 30,   Dec. 31,   June 30,
                                                       1997       1996        1996
                                                       ----       ----        ----
                                                         (in millions of dollars)
Cash and cash equivalents .......................... $   814.3  $   742.3  $   960.4
                                                     ---------  ---------  ---------

EARNING ASSETS
Investments in securities ..........................   5,280.2    4,556.8    4,365.7
Finance receivables, net (Note 1) ..................  61,292.7   58,380.0   59,331.9
Investment in operating leases, net ................  25,819.9   24,909.5   24,112.6
Notes receivable from General Motors Corporation....     469.8      190.5       45.7
Real estate mortgages - held for sale ..............   3,759.0    2,785.0    1,768.6
                      - held for investment ........     610.0      611.2      736.1
                      - lending receivables ........   1,448.8    1,404.6      767.0
Due and deferred from receivable sales, net ........     897.6    1,214.5    1,227.4
Other ..............................................   1,314.1    1,617.6      928.1
                                                     ---------  ---------  ---------
   Total earning assets ............................ 100,892.1   95,669.7   93,283.1

Nonearning assets...................................   2,266.6    2,166.0    1,833.6
                                                     ---------  ---------  ---------

TOTAL ASSETS .......................................$103,973.0  $98,578.0  $96,077.1
                                                    ==========  =========  =========

Notes, loans and debentures payable within
 one year (Note 2) .................................$ 48,095.6  $45,809.9  $43,165.9
                                                    ----------  ---------  ---------


ACCOUNTS PAYABLE AND OTHER LIABILITIES
General Motors Corporation and affiliated companies    1,302.0      646.6    1,959.1
Interest ...........................................   1,150.0    1,065.2    1,166.0
Unpaid insurance losses and loss adjustment expense    1,587.6    1,581.9    1,529.1
Unearned insurance premiums ........................   1,450.3    1,437.5    1,426.6
Deferred income taxes ..............................   2,120.8    2,215.8    2,195.7
United States and foreign income and other taxes
 payable ...........................................     458.5       35.6      140.2
Other postretirement benefits ......................     647.4      627.0      622.0
Other ..............................................   4,301.6    4,012.0    4,320.4
                                                     ---------  ---------  ---------
   Total accounts payable and other liabilities ....  13,018.2   11,621.6   13,359.1
                                                     ---------  ---------  ---------

Notes, loans and debentures payable after one year
 (Note 3) ..........................................  34,368.4   32,878.9   31,210.1
                                                     ---------  ---------  ---------

Common stock, $100 par value (authorized 25,000,000
 shares, outstanding 22,000,000 shares) ............   2,200.0    2,200.0    2,200.0
Net income retained for use in the business ........   6,034.9    5,775.2    5,893.8
Net unrealized gains on securities .................     327.8      276.7      242.8
Unrealized accumulated foreign currency translation
 adjustment ........................................     (71.9)      15.7        5.4
                                                     ---------  ---------  ---------
   Total stockholder's equity ......................   8,490.8    8,267.6    8,342.0
                                                     ---------  ---------  ---------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY .........$103,973.0  $98,578.0  $96,077.1
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



                         GENERAL MOTORS ACCEPTANCE CORPORATION
                         CONSOLIDATED STATEMENT OF INCOME AND
                      NET INCOME RETAINED FOR USE IN THE BUSINESS

                                                                     Exhibit 20
                                                                    Page 2 of 6

                                              Period Ended June 30,
                                     SECOND QUARTER            SIX MONTHS
                                     --------------            ----------
                                    1997        1996        1997        1996
                                    ----        ----        ----        ----
                                            (in millions of dollars)
FINANCING REVENUE
Retail and lease financing ..... $    890.2  $    955.7  $ 1,830.2  $  1,913.2
Operating leases ...............    1,817.3     1,784.6    3,618.5     3,522.9
Wholesale and term loans .......      469.9       384.0      903.4       867.4
                                 ----------  ----------  ---------  ----------
   Total financing revenue .....    3,177.4     3,124.3    6,352.1     6,303.5
Interest and discount ..........   (1,311.9)   (1,224.6)  (2,577.7)   (2,464.3)
Depreciation on operating leases   (1,154.2)   (1,122.9)  (2,312.4)   (2,273.6)
                                 ----------  ----------  ---------  ----------
   Net financing revenue .......      711.3       776.8    1,462.0     1,565.6
Insurance premiums earned ......      306.3       287.9      611.8       585.4
Other income ...................      608.4       540.8    1,235.1       987.9
                                 ----------  ----------  ---------  ----------
   NET FINANCING REVENUE AND
    OTHER ......................    1,626.0     1,605.5    3,308.9     3,138.9
                                 ----------  ----------  ---------  ----------

EXPENSES
Salaries and benefits ..........      258.6       224.0      524.1       481.6
Other operating expenses .......      416.2       423.5      844.9       791.8
Insurance losses and loss
 adjustment expenses ...........      241.3       262.3      469.6       507.3
Provision for financing losses .      127.3       134.6      257.2       289.8
                                 ----------  ----------  ---------  ----------
   Total expenses ..............    1,043.4     1,044.4    2,095.8     2,070.5
                                 ----------  ----------  ---------  ----------

Income before income taxes .....      582.6       561.1    1,213.1     1,068.4
United States, foreign and other
 income taxes ..................      244.9       211.1      503.4       409.3
                                 ----------  ----------  ---------  ----------
   NET INCOME ..................      337.7       350.0      709.7       659.1

Net income retained for use in
 the business at beginning of
 the period ....................    5,797.2     5,793.8    5,775.2     5,734.7
                                 ----------  ----------  ---------  ----------
Total ..........................    6,134.9     6,143.8    6,484.9     6,393.8
Cash dividends .................      100.0       250.0      450.0       500.0
                                 ----------  ----------  ---------  ----------
   NET INCOME RETAINED FOR USE
    IN THE BUSINESS AT END OF
    THE PERIOD ................. $  6,034.9  $  5,893.8  $ 6,034.9  $  5,893.8
                                 ==========  ==========  =========  ==========

Certain   amounts  for  1996  have  been   reclassified  to  conform  with  1997
classifications.

Reference should be made to the Notes to Consolidated Financial Statements.


                         GENERAL MOTORS ACCEPTANCE CORPORATION
                         CONSOLIDATED STATEMENT OF CASH FLOWS

Exhibit 20
Page 3 of 6

                                                                           Six Months Ended
                                                                               JUNE 30,
                                                                               --------
                                                                           1997         1996
                                                                           ----         ----
                                                                        (in millions of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ............................................................  $    709.7   $   659.1
Depreciation ..........................................................     2,336.6     2,292.7
Provision for financing losses ........................................       257.2       289.8
Gains on sales of finance receivables .................................       (18.3)      (18.8)
Mortgage loans-originations/purchases .................................   (10,759.2)   (9,447.1)
              -proceeds on sale .......................................     9,785.2     9,165.3
Mortgage related securities held for trading - acquisitions ...........    (1,255.5)     (202.8)
                                             - liquidations ...........       961.9       113.4
Changes in the following items:
  Due to General Motors Corporation and affiliated companies ..........       663.5       206.8
  Taxes payable and deferred ..........................................        72.7       (98.6)
  Interest payable ....................................................        90.4       119.3
  Other assets ........................................................      (155.2)       67.5
  Other liabilities ...................................................       345.8       655.7
Other .................................................................       149.0       138.5
                                                                         ----------  ----------
   Net cash provided by operating activities ..........................     3,183.8     3,940.8
                                                                         ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Finance receivables-acquisitions ......................................   (79,997.2)  (73,916.3)
                   -liquidations ......................................    63,303.6    56,094.8
Notes receivable from General Motors Corporation ......................      (279.3)      (45.7)
Operating leases-acquisitions .........................................    (8,038.1)   (9,894.8)
                -liquidations .........................................     4,534.6     5,508.1
Investments in securities-acquisitions ................................   (10,181.3)   (5,057.2)
                         -liquidations ................................    10,094.0     5,045.7
Proceeds from sales of receivables ....................................    12,929.5    18,465.6
Due and deferred from receivable sales ................................       371.2       162.8
Other .................................................................       108.5        79.4
                                                                         ----------  ----------
   Net cash used in investing activities ..............................    (7,154.5)   (3,557.6)
                                                                         ----------  ----------

CASH FLOWS FROM FINANCING  ACTIVITIES
Debt with original  maturities 90 days and
over
     -proceeds ........................................................    28,401.9    26,180.5
     -liquidations ....................................................   (26,988.0)  (25,264.4)
Debt with original maturities less than 90 days-net change ............     3,073.3    (1,290.2)
Dividends paid ........................................................      (450.0)     (500.0)
                                                                         ----------  ----------
   Net cash provided by/(used in) financing activities ................     4,037.2      (874.1)
                                                                         ----------  ----------

Effect of exchange rate changes on cash and cash equivalents ..........         5.5         2.7
                                                                         ----------  ----------
   Net increase/(decrease) in cash and cash equivalents ...............        72.0      (488.2)
Cash and cash equivalents at the beginning of the period ..............       742.3     1,448.6
                                                                         ----------  ----------
Cash and cash equivalents at the end of the period ....................  $    814.3  $    960.4
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


                         GENERAL MOTORS ACCEPTANCE CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Exhibit 20
                                                                    Page 4 of 6

NOTE 1.  FINANCE RECEIVABLES

The composition of finance  receivables  outstanding at June 30, 1997,  December
31, 1996 and June 30, 1996 is summarized as follows:

                                          June 30,    Dec. 31,    June 30,
                                            1997        1996        1996
                                            ----        ----        ----
                                              (in millions of dollars)
United States
 Retail ................................ $ 26,408.3  $ 26,867.4  $ 28,269.9
 Wholesale .............................   16,874.6    13,825.8    13,545.5
 Leasing and lease financing ...........    1,003.7     1,188.3     1,268.3
 Term loans to dealers and others ......    3,367.4     3,386.7     4,003.1
                                         ----------  ----------  ----------
Total United States ....................   47,654.0    45,268.2    47,086.8
                                         ----------  ----------  ----------

Europe
 Retail ................................    5,189.2     5,803.5     5,677.7
 Wholesale .............................    3,613.3     3,951.3     3,523.0
 Leasing and lease financing ...........      575.3       561.9       550.7
 Term loans to dealers and others ......      274.6       241.9       217.8
                                         ----------  ----------  ----------
Total Europe ...........................    9,652.4    10,558.6     9,969.2
                                         ----------  ----------  ----------

Canada
 Retail ................................      930.0       657.8       649.8
 Wholesale .............................    2,419.7     1,615.8     1,851.4
 Leasing and lease financing ...........      942.0       834.1       799.1
 Term loans to dealers and others ......      246.4       178.2       227.5
                                         ----------  ----------  ----------
Total Canada ...........................    4,538.1     3,285.9     3,527.8
                                         ----------  ----------  ----------

Other Countries
 Retail ................................    2,004.3     2,124.5     2,059.9
 Wholesale .............................      902.4       868.2       806.2
 Leasing and lease financing ...........      592.4       611.1       517.4
 Term loans to dealers and others ......      178.9       134.6       131.5
                                         ----------  ----------  ----------
Total Other Countries ..................    3,678.0     3,738.4     3,515.0
                                         ----------  ----------  ----------

Total finance receivables ..............   65,522.5    62,851.1    64,098.8
                                         ----------  ----------  ----------

Deductions
 Unearned income .......................    3,335.9     3,549.3     3,906.2
 Allowance for financing losses ........      893.9       921.8       860.7
                                         ----------  ----------  ----------
Total deductions .......................    4,229.8     4,471.1     4,766.9
                                         ----------  ----------  ----------
Finance receivables, net ............... $ 61,292.7  $ 58,380.0  $ 59,331.9
                                         ==========  ==========  ==========



                         GENERAL MOTORS ACCEPTANCE CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exhibit 20
Page 5 of 6

NOTE 2.  NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE YEAR

                                          June 30,    Dec. 31,    June 30,
                                            1997        1996        1996
                                            ----        ----        ----
                                              (in millions of dollars)
Short-term notes
 Commercial paper ...................... $ 26,113.4  $ 22,650.8  $ 19,970.3
 Master notes ..........................      295.2       289.3       297.0
 Demand notes ..........................    3,614.6     3,396.4     3,292.2
 Other .................................      939.7       894.9     1,443.2
                                         ----------  ----------  ----------
Total principal amount .................   30,962.9    27,231.4    25,002.7
Unamortized discount ...................     (205.8)     (189.4)     (177.4)
                                         ----------  ----------  ----------
Total ..................................   30,757.1    27,042.0    24,825.3
                                         ----------  ----------- ----------

Bank loans and overdrafts
 United States .........................    1,244.0     1,068.0     1,255.0
 Other Countries .......................    6,448.4     7,756.4     5,831.1
                                         ----------  ----------  ----------
Total ..................................    7,692.4     8,824.4     7,086.1
                                         ----------  ----------  ----------

Other notes, loans and debentures
 payable within one year (net)
  United States.........................    8,758.9     9,180.7    10,478.5
  Other countries.......................      887.2       762.8       776.0
                                         ----------  ----------  ----------
Total ..................................    9,646.1     9,943.5    11,254.5
                                         ----------  ----------  ----------

Total payable within one year .......... $ 48,095.6  $ 45,809.9  $ 43,165.9
                                         ==========  ==========  ==========


                         GENERAL MOTORS ACCEPTANCE CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Exhibit 20
                                                                 Page 6 of 6

NOTE 3.  NOTES, LOANS AND DEBENTURES PAYABLE AFTER ONE YEAR

                      Weighted average
                      interest rates at   June 30,    Dec. 31,    June 30,
MATURITY                JUNE 30, 1997       1997        1996        1996
--------------------- -----------------  ----------  ----------  -------
                                             (in millions of dollars)

United States currency
 1997 ...............         --         $    --     $    --     $  2,920.7
 1998 ...............        6.1%           2,762.8     7,922.2     6,863.9
 1999 ...............        6.7%           6,774.2     5,599.7     5,070.2
 2000 ...............        7.1%           4,258.0     3,478.7     3,333.6
 2001 ...............        7.0%           3,758.5     3,083.8     2,409.0
 2002 ...............        6.5%           4,674.2     2,110.2     1,746.1
 2003 - 2007 ........        7.0%           4,282.6     3,602.5     2,856.5
 2008 - 2012 ........       10.2%           1,225.3     1,213.5     1,203.4
 2013 - 2017 ........       10.3%             373.8       373.8       373.8
 2018 - 2049 ........        5.4%              75.0        75.0        75.0
                                         ----------  ----------  ----------
Total United States currency               28,184.4    27,459.4    26,852.2

Other currencies
 1997 - 2007 ........        5.9%           6,908.1     6,157.9     5,107.3
                                         ----------  ----------  ----------

Total notes, loans and
 debentures .........                      35,092.5    33,617.3    31,959.5
Unamortized discount                         (724.1)     (738.4)     (749.4)
                                         ----------   ---------  ----------
Total notes, loans and
 debentures payable after
 one year ...........                    $ 34,368.4  $ 32,878.9  $ 31,210.1
                                         ==========  ==========  ==========
