Form 10-Q
period 1997-09-30
GENERAL MOTORS ACCEPTANCE CORP
filed 1997-11-10
CIK 40729

==============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997, OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE TRANSITION PERIOD FROM            TO
                                        ----------    --------------

                                       Commission file number 1-3754
                                                              ------

                      GENERAL MOTORS ACCEPTANCE CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                               38-0572512
-------------------------------                ----------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

767 Fifth Avenue, New York, New York                   10153
3044 West Grand Boulevard, Detroit, Michigan           48202
--------------------------------------------          --------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  313-556-5000
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
                     --      --
As of September 30, 1997, there were outstanding 22,000,000 shares of the issuer's common stock.


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

ITEM 1.  FINANCIAL STATEMENTS.

         In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items which are necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are unaudited and are not necessarily indicative of results that may be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements, the significant accounting policies, and the other notes to the consolidated financial statements included in the Company's 1996 Annual Report to the Securities and Exchange Commission on Form 10-K.

         The  Financial  Statements  described  below  are  submitted  herein as
         Exhibit 20.

         1. Consolidated Balance Sheet, September 30, 1997, December 31, 1996 and September 30, 1996.

         2. Consolidated Statement of Income and Net Income Retained for Use in the Business for the Third Quarter and Nine Months Ended September 30, 1997 and 1996.

         3. Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 1997 and 1996.

         4.    Notes to Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS
Consolidated net income for the third quarter and nine months ended September 30, 1997 increased by 2% and 6% over the comparable prior year periods.

                                    Period Ended September 30,
                                Third Quarter    |      Nine Months
                                -------------    |      -----------
                                                 |
(in millions of dollars)        1997       1996  |    1997       1996
                               ------     ------ |   ------     ------
                                                 |
Financing Operations*          $262.5     $252.4 | $  851.6     $842.5
Insurance Operations**           50.1       54.9 |    170.7      123.9
                               ------     ------ | --------     ------
Consolidated Net Income        $312.6     $307.3 | $1,022.3     $966.4
                               ======     ======   ========     ======

Consolidated Return
 on Average Equity              14.4%      14.6%      16.1%       15.3%

* Includes GMAC Mortgage Group (GMACMG)
**Motors Insurance Corporation (MIC)

The 4% increase in third quarter net income from financing operations is primarily attributable to growth in mortgage financing operations. Earnings from automotive financing were relatively unchanged period-to-period due to reduced net financing margins partially offset by lower operating expenses. Net income from insurance operations decreased 9% during the third quarter compared to the same period in 1996. The quarterly decrease can be attributed to lower capital gains partially offset by improved underwriting results in automobile insurance and extended warranty coverages.

UNITED STATES NEW PASSENGER CAR AND TRUCK DELIVERIES
Increases in the percentage of new GM vehicles financed by GMAC for the three and nine month periods ended September 30, 1997, compared to the same periods in 1996, can be attributed primarily to special rate financing and incentivized retail installment sales programs sponsored by General Motors Corporation(GM).

                                    Period Ended September 30,
                                Third Quarter     |     Nine Months
                                -------------     |     -----------
                               1997       1996    |   1997       1996
                               ----       ----    |   ----       ----
(in millions of units)                            |
                                                  |
     Industry ...............   4.0        3.9    |   11.8       11.9
     General Motors .........   1.3        1.2    |    3.6        3.7
                                                  |
     New GM Vehicle Deliveries                    |
      Financed by GMAC                            |
       Retail (Installment Sale                   |
        Contracts and                             |
        Operating Leases) .... 37.6%      29.0%   |   33.3%      30.6%
       Fleet Transactions                         |
       (Lease Financing) .....  1.4%       4.7%   |    2.8%       5.0%
      Total .................. 31.3%      24.9%   |   27.2%      25.6%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCING VOLUME
The number of new vehicle deliveries financed during the third quarter and nine months ended September 30, 1997 and 1996 are summarized below:

                                   Period Ended September 30,
                                Third Quarter    |    Nine Months
                                -------------    |    -----------
                               1997       1996   |   1997      1996
                               ----       ----   |   ----      ----
     (in thousands of units)                     |
     UNITED STATES                               |
                                                 |                                               |
       Retail Installment Sale                   |
        Contracts ...........   279        150   |    649       517
       Operating Leases .....   114        143   |    328       426
       Leasing ..............     4         13   |     25        47
                                ---        ---   |  -----     -----
     New Deliveries Financed    397        306   |  1,002       990
                                ===        ===   |  =====     =====
                                                 |
     OTHER COUNTRIES                             |
       Retail Installment Sale                   |
        Contracts ...........   106         91   |    293       251
       Operating Leases .....    82         58   |    243       166
       Leasing ..............    17         22   |     54        62
                                ---        ---   |  -----     -----
     New Deliveries Financed    205        171   |    590       479
                                ===        ===   |  =====     =====
                                                 |
     WORLDWIDE                                   |
       Retail Installment Sale                   |
        Contracts ...........   385        241   |    942       768
       Operating Leases .....   196        201   |    571       592
       Leasing ..............    21         35   |     79       109
                                ---        ---   |  -----     -----
     New Deliveries Financed    602        477   |  1,592     1,469
                                ===        ===      =====     =====

During the three and nine month periods ending September 30, 1997, the Company financed a greater number of new vehicles in the U.S., compared to the same periods in 1996. The increased number of retail contracts can be attributed to an increase in special rate incentives sponsored by GM in the third quarter of 1997. Operating lease volume declined in the U.S. due to a reduction in special rate operating lease plans offered by GM during 1997. For the third quarter and first nine months of 1997, new deliveries financed in other countries increased 20% and 23%, compared to the same respective periods in 1996. The increase was primarily attributable to growth in Canadian retail installment sale contracts and Canadian and European operating leases.

GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided for 756,000 and 2,428,000 new GM vehicles during the third quarter and first nine months of 1997, compared with 799,000 and 2,479,000 new GM vehicles during the same periods in 1996. GMAC's wholesale financing represented 67.5% of all GM U.S. vehicle sales to dealers during the first nine months of 1997, down from 70.1% for the comparable period a year ago. The decline in wholesale financing levels can be attributed to competitive market conditions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME AND EXPENSES
Consolidated financing revenue totaled $3.1 billion for the third quarter of 1997, 2% below the comparable period in 1996. Results for the nine month period ended September 30, 1997 were $9.5 billion, essentially unchanged from the same period last year. Retail and leasing revenues were down 4% for the quarter, and 1% for the nine month period, principally due to lower average asset levels in the United States. Wholesale and term loan financing revenue increased 15% and 7% during the third quarter and nine month period, respectively. This can be attributed to higher average wholesale outstandings due to the absence of sales of wholesale receivables during the first nine months of 1997 compared with $1.9 billion sold during the first nine months of 1996.

The Company's worldwide cost of borrowing for the third quarter and first nine months of 1997 averaged 6.34% and 6.30%, respectively, a decrease of 15 and 26 basis points from the comparable periods one year ago. Total borrowing costs for U.S. operations averaged 6.44% and 6.38% for the third quarter and first nine months of 1997, compared to 6.44% and 6.48% for the respective periods in 1996. The lower average borrowing costs for the nine months of 1997 were attributable to a greater proportion of floating rate short-term borrowings in GMAC's funding mix.

Other income, including gains and fees related to sold finance receivables as well as mortgage banking activities, totaled $698.8 million and $1,933.9 million for the third quarter and nine months ended September 30, 1997, respectively, compared to $557.3 million and $1,545.2 million during the comparable 1996 periods. The increase during 1997 is principally the result of higher revenues from mortgage operations and an increase in capital gains from insurance operations.

Annualized net retail losses were 1.12% and 1.27% of total average retail serviced assets during the third quarter and first nine months of 1997, compared to 1.23% and 1.21% for the same periods last year. For the three and nine month periods ended September 30, 1997, the provision for financing losses decreased by 3% and 9% from the respective 1996 periods.

Salaries and benefits increased 19% and 12% for the three and nine month periods ended September 30, 1997 when compared to the same periods in 1996. The increases are a result of continued growth in mortgage operations.

Other operating expenses totaled $411.6 million and $1,256.5 million for the three and nine month periods ended September 30, 1997, 13% and 1% below the respective prior year periods. The 13% decline for the comparative quarters was mainly attributable to lower provisions for repossessed assets and non-income taxes.

United States, foreign and other income tax expense totaled $242.5 million and $745.9 million for the three and nine month periods ended September 30, 1997. This represents a 4% and 16% increase compared to the same periods in 1996. The increased expense can be attributed to higher consolidated net income before taxes and the effects of U.S. federal taxes on foreign source income.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In August 1997, the Company announced that it intended to acquire certain operating assets of LSI Holdings, Inc., a subprime financing and servicing company, and is establishing Nuvell Credit Corporation and Nuvell Financial Services Corporation as two new subsidiaries that will conduct subprime financing and servicing operations, respectively, in the United States. The transaction was completed with an effective date of November 1, 1997. The acquisition will enable GMAC to continue its growth strategy in the financial services industry.

MORTGAGE  OPERATIONS
GMACMG has continued to maintain its position as a leading mortgage banker in the United States. The favorable earnings growth for GMACMG in 1997 reflects increased revenue in all segments of the mortgage business. The combined GMACMG servicing portfolio, excluding GMAC term loans to dealers, at September 30, 1997 totaled $128.6 billion, 20% and 24% higher than at December 31 and September 30, 1996, respectively. The increases were primarily attributable to higher commercial and master servicing outstandings.

INSURANCE OPERATIONS
MIC's net income for the respective three and nine month periods ended September 30, 1997 was $50.1 million and $170.7 million, 9% lower and 38% higher than the comparable periods in 1996. During the third quarter of 1997, lower capital gains, partially offset by improved underwriting results, caused the earnings decline. The income increase during the first nine months of 1997 compared to the same period in 1996 is primarily attributable to a $33.3 million increase in capital gains and improved underwriting results.

As reported in the Company's June 30, 1997 Quarterly Report on Form 10-Q, the Company announced an agreement providing for Integon Corporation, a non-standard automotive insurance provider, to merge with a wholly-owned subsidiary of GMAC. In October 1997, regulatory and shareholder approvals were received and the acquisition was completed for a purchase price of $528 million plus the assumption of $250 million in long-term debt.

FINANCIAL CONDITION AND LIQUIDITY
At September 30, 1997, the Company owned assets and serviced automotive receivables totaling $113.6 billion, $5.5 billion above year-end 1996, and $7.0 billion above September 30, 1996 levels. Earning assets totaled $102.3 billion at September 30, 1997, compared to $95.7 billion and $93.2 billion at December 31 and September 30, 1996, respectively. The increases over the comparable prior year periods can be attributed to higher outstanding balances for wholesale and operating lease receivables, real estate mortgages and investments in securities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Finance receivables serviced by the Company, including sold receivables, totaled $69.2 billion at September 30, 1997, relatively unchanged from the December 31 and September 30, 1996 balances of $69.1 billion and $68.8 billion respectively.

Consolidated operating lease assets, net of depreciation, totaled $26.4 billion at September 30, 1997, reflecting increases of 6% and 5% over December 31 and September 30, 1996 balances, respectively. The portfolio growth reflects a continued trend of more consumers selecting leasing as a method to finance vehicles.

Investments in securities at September 30, 1997 totaled $5.8 billion, compared with $4.6 billion and $4.4 billion at December 31 and September 30, 1996, respectively. The year-to-year increase was primarily due to growth of mortgage-related securities and insurance operations portfolios. In addition, the September 30, 1997 balance includes the effects of the January 1, 1997 adoption of Statement of Financial Accounting Standard ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for certain mortgage-related securities. This new accounting standard requires that excess servicing fees, formerly included in other assets, be reclassified as financial assets.

The Company's due and deferred from receivable sales (net) totaled $1.0 billion at September 30, 1997, 18% and 21% below balances at December 31 and September 30, 1996, respectively. The decrease during the first nine months of 1997 resulted principally from the recent maturity of a revolving trust of sold wholesale accounts and the Company's administrative repurchase of retail receivables outstanding from four prior sale transactions.

As of September 30, 1997, GMAC's total borrowings were $82.9 billion, an increase from $78.7 billion and $75.0 billion at December 31 and September 30, 1996, respectively. The higher year-to-year debt levels were principally used to fund increased earning asset levels. GMAC's ratio of debt to total stockholder's equity at September 30, 1997 was 9.6:1, compared to 9.5:1 at December 31, 1996, and 9.1:1 at September 30, 1996. During the third quarter of 1997, the Company continued to utilize its asset securitization program by selling retail finance receivables totaling $2.1 billion. The Company continues to service these receivables for a fee.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company and its subsidiaries continue to maintain substantial bank lines of credit which totaled $39.6 billion at September 30, 1997, compared to $40.7 billion at year-end 1996 and $40.8 billion at September 30, 1996. The unused portion of these credit lines totaled $31.1 billion at September 30, 1997, $0.5 billion higher and $0.9 billion lower than December 31 and September 30, 1996 balances, respectively. Included in the unused credit lines are a committed U.S. revolving credit facility of $10.0 billion which serves primarily as back-up for GMAC's unsecured commercial paper program and a $11.5 billion U.S. asset-backed commercial paper liquidity and receivables credit facility for New Center Asset Trust (NCAT), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

As discussed in the Company's 1996 Annual Report on Form 10-K, a variety of interest rate and currency derivative instruments are utilized in managing interest rate and foreign exchange exposures. During the nine month period ended September 30, 1997, there were no significant changes in the Company's use of derivative financial instruments.

CASH FLOWS
Cash provided by operating activities during the nine months ended September 30, 1997 totaled $3.8 billion, a decrease from the $4.7 billion provided during the comparable 1996 period. The decrease was primarily attributable to increased net purchases of both mortgage loans and mortgage trading securities, partially offset by higher taxes payable and increases in payables to GM for vehicle shipments to dealers under GMAC wholesale finance agreements.

Cash used for investing activities during the first nine months of 1997 totaled $8.6 billion, compared with $4.5 billion during the same period in 1996. The period-to-period increase was primarily attributable to lower sale of receivable proceeds resulting from decreased asset securitization activity.

During the first nine months of 1997, cash provided by financing activities totaled $4.5 billion, compared with approximately $0.7 billion of cash used by financing activities during the nine months ended September 30, 1996. The $5.2 billion change was primarily attributable to increased proceeds from the issuance of short term debt used to fund increases in wholesale receivable balances.

ACCOUNTING STANDARDS
In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company did not become a party to any material pending legal proceedings during the third quarter ended September 30, 1997, or prior to the filing of this report.

ITEM 5. OTHER INFORMATION

                      RATIO OF EARNINGS TO FIXED CHARGES
                              Nine Months Ended
                                September 30,
                                -------------
                              1997        1996
                              ----        ----
                              1.45        1.43

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   EXHIBITS:

         20.   General   Motors   Acceptance    Corporation   and   Subsidiaries
               Consolidated Financial Statements for the Third Quarter and Nine Months Ended September 30, 1997.

   (b)   REPORTS ON FORM 8-K:

         The Company did not file a Current Report on Form 8-K during the quarter ended September 30, 1997.

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


                                 GENERAL MOTORS ACCEPTANCE CORPORATION
                                 -------------------------------------
                                            (Registrant)


                                 s/  Eric A. Feldstein
                                 -------------------------------------
Dated:   November 10, 1997       Eric A. Feldstein, Executive Vice
         -----------------       President and Principal Financial
                                 Officer


                                 s/  Gerald E. Gross
                                 -------------------------------------
Dated:   November 10, 1997       Gerald E. Gross, Comptroller and
         -----------------       Principal Accounting Officer

                       GENERAL MOTORS ACCEPTANCE CORPORATION
                             CONSOLIDATED BALANCE SHEET

Exhibit 20
Page 1 of 6
                                                      Sept. 30,  Dec. 31,   Sept. 30,
                                                        1997      1996        1996
                                                        ----      ----        ----
                                                        (in millions of dollars)
Cash and cash equivalents ......................... $    476.0  $   742.3  $   921.7
                                                    ----------  ---------  ---------
EARNING ASSETS
Investments in securities .........................    5,820.2    4,556.8    4,353.7
Finance receivables, net (Note 1) .................   59,581.8   58,380.0   57,089.0
Investment in operating leases, net ...............   26,384.5   24,909.5   25,114.1
Notes receivable from General Motors Corporation...      454.3      190.5      136.9
Real estate mortgages - held for sale .............    4,790.4    2,785.0    2,110.6
                      - held for investment .......      774.0      611.2      776.2
                      - lending receivables .......    1,999.6    1,404.6    1,000.7
Due and deferred from receivable sales, net .......      993.9    1,214.5    1,254.3
Other .............................................    1,499.4    1,617.6    1,326.8
                                                    ----------  ---------  ---------
   Total earning assets ...........................  102,298.1   95,669.7   93,162.3
                                                    ----------  ---------  ---------

Nonearning assets .................................    2,444.4    2,166.0    1,952.6
                                                    ----------  ---------  ---------

TOTAL ASSETS ...................................... $105,218.5  $98,578.0  $96,036.6
                                                    ==========  =========  =========

Notes, loans and debentures payable within
 one year (Note 2) ................................ $ 48,112.1  $45,809.9  $41,861.7
                                                    ----------  ---------  ---------

ACCOUNTS PAYABLE AND OTHER LIABILITIES
General Motors Corporation and affiliated companies    1,477.5      646.6    1,201.1
Interest ..........................................    1,366.2    1,065.2    1,489.4
Unpaid insurance losses and loss adjustment expense    1,566.1    1,581.9    1,509.5
Unearned insurance premiums .......................    1,494.6    1,437.5    1,427.0
Deferred income taxes .............................    2,323.5    2,215.8    2,322.1
United States and foreign income and other taxes
 payable ..........................................      442.4       35.6       39.1
Other postretirement benefits .....................      652.5      627.0      626.0
Other .............................................    4,290.7    4,012.0    4,186.6
                                                    ----------  ---------  ---------
   Total accounts payable and other liabilities ...   13,613.5   11,621.6   12,800.8
                                                    ----------  ---------  ---------
Notes, loans and debentures payable after one year
 (Note 3) .........................................   34,828.9   32,878.9   33,097.1
                                                    ----------  ---------  ---------

Common stock, $100 par value (authorized 25,000,000
 shares, outstanding 22,000,000 shares) ...........    2,200.0    2,200.0    2,200.0
Net income retained for use in the business .......    6,147.5    5,775.2    5,801.1
Net unrealized gains on securities ................      388.8      276.7      257.7
Unrealized accumulated foreign currency translation
 adjustment .......................................      (72.3)      15.7       18.2
                                                    ----------  ---------  ---------
   Total stockholder's equity .....................    8,664.0    8,267.6    8,277.0
                                                    ----------  ---------  ---------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ........ $105,218.5  $98,578.0  $96,036.6
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

                        GENERAL MOTORS ACCEPTANCE CORPORATION
                         CONSOLIDATED STATEMENT OF INCOME AND
                     NET INCOME RETAINED FOR USE IN THE BUSINESS

                                                                     Exhibit 20
                                                                    Page 2 of 6

                                            Period Ended September 30,
                                      Third Quarter            Nine Months
                                      -------------            -----------
                                    1997        1996         1997       1996
                                    ----        ----         ----       ----
                                            (in millions of dollars)
FINANCING REVENUE
Retail and lease financing ..... $   861.7   $   945.8     $ 2,691.9  $ 2,859.0
Operating leases ...............   1,827.2     1,856.4       5,445.7    5,379.3
Wholesale and term loans .......     416.9       361.6       1,320.3    1,229.0
                                 ---------   ---------     ---------  ---------
   Total financing revenue .....   3,105.8     3,163.8       9,457.9    9,467.3
Interest and discount ..........  (1,307.9)   (1,220.3)     (3,885.6)  (3,684.6)
Depreciation on operating leases  (1,163.0)   (1,163.6)     (3,475.4)  (3,437.2)
                                 ---------   ---------     ---------  ---------
   Net financing revenue .......     634.9       779.9       2,096.9    2,345.5
Insurance premiums earned ......     302.5       279.6         914.3      865.0
Other income ...................     698.8       557.3       1,933.9    1,545.2
                                 ---------   ---------     ---------  ---------
   NET FINANCING REVENUE AND
    OTHER ......................   1,636.2     1,616.8       4,945.1    4,755.7
                                 ---------   ---------     ---------  ---------

EXPENSES
Salaries and benefits ..........     282.8       238.0         806.9      719.6
Other operating expenses .......     411.6       473.8       1,256.5    1,265.6
Insurance losses and loss
 adjustment expenses ...........     248.0       221.9         717.6      729.2
Provision for financing losses .     138.7       143.5         395.9      433.3
                                 ---------   ---------     ---------  ---------
   Total expenses ..............   1,081.1     1,077.2       3,176.9    3,147.7
                                 ---------   ---------     ---------  ---------

Income before income taxes .....     555.1       539.6       1,768.2    1,608.0
United States, foreign and other
 income taxes ..................     242.5       232.3         745.9      641.6
                                 ---------   ---------     ---------  ---------
   NET INCOME ..................     312.6       307.3       1,022.3      966.4

Net income retained for use in
 the business at beginning of
 the period ....................   6,034.9     5,893.8       5,775.2    5,734.7
                                 ---------   ---------     ---------  ---------
Total ..........................   6,347.5     6,201.1       6,797.5    6,701.1
Cash dividends .................     200.0       400.0         650.0      900.0
                                 ---------   ---------     ---------  ---------
   NET INCOME RETAINED FOR USE
    IN THE BUSINESS AT END OF
    THE PERIOD ................. $ 6,147.5   $ 5,801.1     $ 6,147.5  $ 5,801.1
                                 =========   =========     =========  =========

Certain   amounts  for  1996  have  been   reclassified  to  conform  with  1997
classifications.

Reference should be made to the Notes to Consolidated Financial Statements.

                        GENERAL MOTORS ACCEPTANCE CORPORATION
                         CONSOLIDATED STATEMENT OF CASH FLOWS

Exhibit 20
Page 3 of 6

                                                                            Nine Months Ended
                                                                              September 30,
                                                                              -------------
                                                                            1997       1996
                                                                            ----       ----
                                                                        (in millions of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ............................................................  $  1,022.3  $    966.4
Depreciation ..........................................................     3,515.2     3,465.8
Provision for financing losses ........................................       395.9       433.3
Gains on sales of finance receivables .................................       (55.9)      (35.2)
Mortgage loans-originations/purchases .................................   (19,741.8)  (14,116.9)
              -proceeds on sale .......................................    17,736.4    13,493.1
Mortgage related securities held for trading - acquisitions ...........    (1,784.8)     (334.7)
                                             - liquidations ...........     1,034.8       287.3
Changes in the following items:
  Due to General Motors Corporation and affiliated companies ..........       827.6      (550.8)
  Taxes payable and deferred ..........................................       284.5       (82.0)
  Interest payable ....................................................       308.5       442.8
  Other assets ........................................................      (335.8)       34.1
  Other liabilities ...................................................       367.5       524.0
Other .................................................................       246.5       161.1
                                                                         ----------  ----------
   Net cash provided by operating activities ..........................     3,820.9     4,688.3
                                                                         ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Finance receivables-acquisitions ......................................  (128,299.6) (118,786.6)
                   -liquidations ......................................   105,401.2    92,875.2
Notes receivable from General Motors Corporation ......................      (263.8)     (136.9)
Operating leases-acquisitions .........................................   (12,400.8)  (14,396.2)
                -liquidations .........................................     7,128.4     7,842.4
Investments in securities-acquisitions ................................   (13,707.9)   (8,992.7)
                 -liquidations ........................................    13,576.5     8,974.8
Proceeds from sales of receivables ......... ..........................    20,512.3    28,675.2
Due and deferred from receivable sales ................................       309.9       152.3
Other .................................................................      (856.6)     (716.3)
                                                                         ----------  ----------
  Net cash used in investing activities ..............................    (8,600.4)    (4,505.8)
                                                                         ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Debt with original maturities 90 days and over
     -proceeds ........................................................    39,904.8    40,146.5
     -liquidations ....................................................   (37,945.1)  (37,865.7)
Debt with original maturities less than 90 days-net change ............     3,198.6    (2,093.2)
Dividends paid ........................................................      (650.0)     (900.0)
                                                                         ----------  ----------
   Net cash provided by/(used in) financing activities ................     4,508.3      (712.4)
                                                                         ----------  ----------

Effect of exchange rate changes on cash and cash equivalents ..........         4.9         3.0
                                                                         ----------  ----------
   Net decrease in cash and cash equivalents ..........................      (266.3)     (526.9)
Cash and cash equivalents at the beginning of the period ..............       742.3     1,448.6
                                                                         ----------  ----------
Cash and cash equivalents at the end of the period ....................  $    476.0  $    921.7
                                                                         ==========  ==========

Certain   amounts  for  1996  have  been   reclassified  to  conform  with  1997
classifications.

Reference should be made to the Notes to Consolidated Financial Statements.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Exhibit 20
                                                                    Page 4 of 6

NOTE 1.  FINANCE RECEIVABLES

The composition of finance receivables outstanding at September 30, 1997, December 31, 1996 and September 30, 1996 is summarized as follows:

                                          Sept. 30,   Dec. 31,    Sept. 30,
                                            1997        1996        1996
                                            ----        ----        ----
                                              (in millions of dollars)
United States
 Retail ................................ $ 26,796.8  $ 26,867.4  $ 27,142.5
 Wholesale .............................   15,864.7    13,825.8    12,876.6
 Leasing and lease financing ...........      733.8     1,188.3     1,262.1
 Term loans to dealers and others ......    3,372.5     3,386.7     3,923.6
                                         ----------  ----------  ----------
Total United States ....................   46,767.8    45,268.2    45,204.8
                                         ----------  ----------  ----------

Europe
 Retail ................................    5,065.6     5,803.5     5,770.0
 Wholesale .............................    3,265.2     3,951.3     3,009.3
 Leasing and lease financing ...........      543.2       561.9       544.0
 Term loans to dealers and others ......      270.9       241.9       235.4
                                         ----------  ----------  ----------
Total Europe ...........................    9,144.9    10,558.6     9,558.7
                                         ----------  ----------  ----------

Canada
 Retail ................................    1,041.8       657.8       663.2
 Wholesale .............................    2,235.1     1,615.8     1,622.1
 Leasing and lease financing ...........      996.0       834.1       855.0
 Term loans to dealers and others ......      178.0       178.2       171.9
                                         ----------  ----------  ----------
Total Canada ...........................    4,450.9     3,285.9     3,312.2
                                         ----------  ----------  ----------

Other Countries
 Retail ................................    1,914.9     2,124.5     2,112.8
 Wholesale .............................      912.0       868.2       842.2
 Leasing and lease financing ...........      568.7       611.1       566.6
 Term loans to dealers and others ......      173.5       134.6       126.0
                                         ----------  ----------  ----------
Total Other Countries ..................    3,569.1     3,738.4     3,647.6
                                         ----------  ----------  ----------

Total finance receivables ..............   63,932.7    62,851.1    61,723.3
                                         ----------  ----------  ----------

Deductions
 Unearned income .......................    3,443.1     3,549.3     3,768.5
 Allowance for financing losses ........      907.8       921.8       865.8
                                         ----------  ----------  ----------
Total deductions .......................    4,350.9     4,471.1     4,634.3
                                         ----------  ----------  ----------
Finance receivables, net ............... $ 59,581.8  $ 58,380.0  $ 57,089.0
                                         ==========  ==========  ==========

                   GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exhibit 20
Page 5 of 6

NOTE 2.  NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE YEAR

                                          Sept. 30,   Dec. 31,    Sept. 30,
                                            1997        1996        1996
                                            ----        ----        ----
                                              (in millions of dollars)
Short-term notes
 Commercial paper ...................... $ 25,431.3  $ 22,650.8  $ 19,352.3
 Master notes ..........................      300.7       289.3       294.0
 Demand notes ..........................    3,721.6     3,396.4     3,450.7
 Other .................................      963.2       894.9     1,093.8
                                         ----------  ----------  ----------
Total principal amount .................   30,416.8    27,231.4    24,190.8
Unamortized discount ...................     (188.5)     (189.4)     (179.1)
                                         ----------  ----------  ----------
Total ..................................   30,228.3    27,042.0    24,011.7
                                         ----------  ----------  ----------

Bank loans and overdrafts
 United States .........................    1,317.8     1,068.0     1,257.6
 Other Countries .......................    5,852.3     7,756.4     6,458.5
                                         ----------  ----------  ----------
Total ..................................    7,170.1     8,824.4     7,716.1
                                         ----------  ----------  ----------

Other notes, loans and debentures
 payable within one year (net)
   United States .......................    9,735.1     9,180.7     9,221.1
   Other countries .....................      978.6       762.8       912.8
                                         ----------  ----------  ----------
Total ..................................   10,713.7     9,943.5    10,133.9
                                         ----------  ----------  ----------

Total payable within one year .......... $ 48,112.1  $ 45,809.9  $ 41,861.7
                                         ==========  ==========  ==========

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Exhibit 20
                                                                 Page 6 of 6

NOTE 3.  NOTES, LOANS AND DEBENTURES PAYABLE AFTER ONE YEAR

                      Weighted average
                      interest rates at   Sept. 30,   Dec. 31,    Sept. 30,
Maturity               Sept. 30, 1997       1997        1996        1996
--------------------- -----------------  ----------  ----------  -------
                                              (in millions of dollars)
United States currency
 1997 ...................     --         $    --     $    --     $  1,899.1
 1998 ...................    6.0%             992.8     7,922.2     7,418.9
 1999 ...................    6.7%           7,183.9     5,599.7     5,480.3
 2000 ...................    7.1%           4,389.1     3,478.7     3,453.6
 2001 ...................    7.0%           3,783.8     3,083.8     2,949.0
 2002 ...................    6.3%           6,220.0     2,110.2     1,939.8
 2003 - 2007 ............    7.0%           4,306.7     3,602.5     3,461.5
 2008 - 2012 ............   10.2%           1,225.4     1,213.5     1,203.4
 2013 - 2017 ............   10.3%             373.8       373.8       373.8
 2018 - 2049 ............    5.3%              75.0        75.0        75.0
                                         ----------  ----------  ----------
Total United States currency               28,550.5    27,459.4    28,254.4

Other currencies
 1998 - 2007 ............    5.9%           6,984.8     6,157.9     5,575.0
                                         ----------  ----------  ----------
Total notes, loans and
 debentures .............                  35,535.3    33,617.3    33,829.4
Unamortized discount.....                    (706.4)     (738.4)     (732.3)
                                         ----------  ----------  ----------
Total notes, loans and
 debentures payable after
 one year ...............                $ 34,828.9  $ 32,878.9  $ 33,097.1
                                         ==========  ==========  ==========