Form 10-K405
period 1997-12-31
GENERAL MOTORS ACCEPTANCE CORP
filed 1998-03-17
CIK 40729

==============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1997, OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
      1934 FOR THE TRANSITION PERIOD FROM            TO

                                         Commission file number 1-3754

                        GENERAL MOTORS ACCEPTANCE CORPORATION
                        -------------------------------------
               (Exact name of registrant as specified in its charter)

           DELAWARE                                38-0572512
           --------                                ----------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

3044 WEST GRAND BOULEVARD, DETROIT, MICHIGAN            48202
--------------------------------------------            -----
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  313-556-5000
                                                    ------------

The registrant meets the conditions set forth in General Instruction J(1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Securities registered pursuant to Section 12(b) of the Act:
TITLE OF EACH CLASS
-------------------
7 3/4% Notes due January 15, 1999        7.00% Notes due September 15, 2002
5 5/8% Notes due February 1, 1999        Global Floating Rate Notes due
7 1/8% Notes due June 1, 1999            September 25, 2002
8 5/8% Notes due June 15, 1999           6 5/8% Notes due October 1, 2002
8.40% Notes due October 15, 1999         8 1/2% Notes due January 1, 2003
7.00% Notes due March 1, 2000            5 7/8% Notes due January 22, 2003
9 3/8% Notes due April 1, 2000           6 3/4% Notes due March 15, 2003
9 5/8% Notes due May 15, 2000            7 1/8% Notes due May 1, 2003
5 5/8% Notes due February 15, 2001       8 3/4% Notes due July 15, 2005
7 1/8% Notes due May 1, 2001             6 5/8% Notes due October 15, 2005
6 7/8% Notes due July 15, 2001           6 1/8% Notes due January 15, 2008
7.00% Notes due August 15, 2001          8 7/8% Notes due June 1, 2010
6 3/8% Notes due December 1, 2001        6.00% Debentures due April 1, 2011
9 5/8% Notes due December 15, 2001       10.00% Deferred Interest Debentures due
5 1/2% Debentures due December 15, 2001  December 1, 2012
6.00% Notes due February 1, 2002         10.30% Deferred Interest Debentures due
6 3/4% Notes due February 7, 2002        June 15, 2015
Floating Rate Notes due April 29, 2002


All of the securities  listed  above  are  registered  on the  New  York  Stock
Exchange.

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

As of December 31, 1997, there were outstanding 22,000,000 shares of the issuer's common stock.
                          DOCUMENTS INCORPORATED BY REFERENCE
                                        None
===============================================================================

                                    CONTENTS

                                                          PAGE NO.
                                     PART I
     Item 1.  Business ....................................   3

     Item 2.  Properties ..................................   7

     Item 3.  Legal Proceedings ...........................   8

                                     PART II

     Item 5.  Market for Registrant's Common Equity
              and Related Stockholder Matters .............   8

     Item 6.  Selected Financial Data .....................   9

     Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations  10

     Item 8.  Financial Statements and Supplementary Data .  24

                   Management's Responsibilities for
                   Consolidated Financial Statements ......  24

                   Independent Auditors' Report ...........  25

                   Consolidated Balance Sheet .............  26

                   Consolidated Statement of Income .......  27

                   Consolidated Statement of Changes in
                   Stockholder's Equity ...................  28

                   Consolidated Statement of Cash Flows ...  30

                   Notes to Consolidated Financial
                   Statements .............................  32

                   Supplementary Financial Data ...........  70

                                     PART IV

     Item 14. Exhibits, Financial Statement Schedules
              and Reports on Form 8-K .....................  71

              Signatures ..................................  73

              Exhibit Index ...............................  75

              Ratio of Earnings To Fixed Charges ..........  76

              Independent Auditors' Consent ...............  77

                                     PART I

ITEM 1.  BUSINESS

General Motors Acceptance Corporation (the "Company" or "GMAC"), a wholly-owned subsidiary of General Motors Corporation ("General Motors" or "GM"), was incorporated in 1997 under Delaware General Corporate Law. On January 1, 1998, the Company merged with its predecessor, which was originally incorporated in New York in 1919.

In conducting its primary form of business, GMAC and its affiliated companies have a presence in 34 countries which offer a wide variety of automotive financial services to and through franchised General Motors dealers throughout the world. GMAC also offers financial services to other automobile dealerships and to the customers of those dealerships. Additionally, GMAC provides commercial financing for real estate, equipment and working capital to automobile dealerships, GM suppliers and customers of GM affiliates. GMAC's other financial services include insurance and mortgage banking. The Company had 21,417 and 17,758 employees worldwide, as of December 31, 1997 and 1996, respectively.

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

In the North American automotive business, seasonal retail sales fluctuations cause production levels to vary from month to month. In addition, the changeover period related to the annual new model introduction traditionally occurs in the third quarter of each year, causing an unfavorable impact on the operating results of automobile manufacturers. These factors produce minor fluctuations in financing volume, with the second and third quarters of each year generally experiencing the strongest activity. However, seasonal variations in vehicle deliveries do not have a material impact on the Company's interim results. Quarterly financing revenue remains relatively consistent throughout the year, primarily due to the use of the straight-line method for recognition of operating lease revenue and the interest method for recognition of income from retail and lease financing transactions as well as consistent dealer inventory levels.

As the financing of GM manufactured vehicles comprises a substantial portion of the Company's business, any protracted reduction or suspension of GM's production or sales resulting from a decline in demand, work stoppage, governmental action, adverse publicity, or other event, could have a substantial unfavorable effect on the Company's results of operations. Information about GM's production and sales can be found in GM's Annual Report on Form 10-K for the year ended December 31, 1997, filed separately with the Securities and Exchange Commission.

RETAIL FINANCING

GMAC conducts its U.S. and Canadian retail automotive financing business under the trade name GMAC Financial Services. The Company provides financing services to customers through dealers who have established relationships with GMAC. Retail installment obligations for new and used products that meet GMAC's credit standards are purchased directly from dealers.

Outside the U.S. and Canada, GMAC conducts its retail automotive financing business under various trade names, such as Opel Bank, Vauxhall Finance, and Holden Financial Services, primarily depending upon General Motors activity in the country while also considering local customs and requirements. Retail automotive financing is provided in a similar manner as in the U.S., but in some cases, GMAC enters into an installment obligation directly with the customer.

On occasion, General Motors Corporation may elect to sponsor retail finance programs by supporting special retail finance rates and/or guaranteeing residual values in excess of independently published residual value guide books used by GMAC.

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

TERM LOANS

GMAC provides term loans for real estate, equipment and working capital to automobile dealerships, GM suppliers and customers of GM affiliates. The Company generally secures the loans with liens on real estate, other dealership assets and/or the personal guarantee of the dealer.

LEASING

GMAC offers leasing plans to retail customers as well as dealers or other companies that rent or lease vehicles to others.

OPERATING LEASES:
----------------
GMAC's most successful leasing program, called SmartLease in the U.S. and Canada, is a plan in which dealers originate the leases and offer them for purchase by GMAC. As GMAC assumes ownership of the vehicles from the dealers, these leases are accounted for as operating leases with the capitalized cost of the vehicles recorded as depreciable assets (net investment in operating leases). Dealers are not responsible for the customer's performance during the lease period nor for the value of the vehicle at the time of lease maturity. The SmartLease program encourages shorter customer trading cycles. Similar operating lease programs are offered in 14 other countries. On occasion, General Motors Corporation may elect to sponsor retail leasing programs by supporting special lease rates and/or guaranteeing residual values in excess of independently published residual value guide books used by GMAC. Credit standards for these programs are similar to those applied to retail financing contracts.

FINANCE LEASES:
--------------
GMAC also offers other leasing plans directly to individual customers and other entities. Under these plans, the leases are accounted for as finance leases and the receivables from the customers are recorded as finance receivables. GMAC does not assume ownership of the vehicle. These leasing receivables essentially represent installment sales of vehicles, with the vehicles usually being acquired by the customers at the end of the lease contracts.

LEASE FINANCING:
---------------
Dealers, their affiliates and other companies may obtain GMAC financing to buy vehicles, which they lease or rent to others. These leases, sometimes referred to as fleet leases, are categorized as finance receivables. GMAC generally has a security interest in these vehicles and in the rental payments. However, competitive factors occasionally result in a limited security interest in this collateral. More than half of GMAC's fleet financing receivables are covered by General Motors programs which provide a limited payment guarantee to participating financing institutions as consideration for extending credit to a fleet customer. Under these programs, General Motors will reimburse the financing institution, subject to certain limitations, for losses on the sales of vehicles which are repossessed and returned to the selling dealers.

INSURANCE

GMAC Insurance Holdings, Inc. ("GMACI"), a holding company formed in 1997 with initial capitalization of $565 million, conducts insurance operations primarily in the United States, Canada and Europe through its subsidiaries, Motors Insurance Corporation ("MIC") and Integon Corporation ("Integon"). MIC insures and reinsures extended warranty, selected personal and commercial insurance coverages. Integon primarily writes non-standard personal automobile insurance. GMACI acquired Integon on October 17, 1997 for $523 million plus the assumption of $250 million in long-term debt. Integon was subsequently recapitalized in December 1997 by successfully tendering for substantially all of its publicly held long-term debt.

MIC's personal lines coverages, which include automobile, homeowners and umbrella liability insurance, are offered primarily on a direct response basis. MIC commercial lines include insurance for dealer vehicle inventories as well as other dealer property and casualty coverages. MIC also provides collateral protection coverage to GMAC on certain vehicles securing GMAC retail installment contracts. Additionally, MIC is a reinsurer of diverse property and casualty risks, primarily in the U.S. market. As a result of continued unfavorable industry trends for credit life and disability products, MIC ceased underwriting such coverages effective November 1, 1995.

Integon's non-standard automobile insurance is offered by approximately 12,000 independent agents in 30 states. The non-standard auto insurance market has grown at a faster rate than the personal auto insurance market as a whole. In addition, the independent agent distribution channel has experienced higher growth than competing distribution channels in the non-standard market.

The property casualty insurance industry is highly competitive. Competition in the property casualty markets in which GMACI operates consists of large multi-line companies and smaller specialty carriers, including companies owned by other automotive companies. None of these companies, including GMACI, holds a dominant position in these markets.

There are no material seasonal factors that affect the quarterly results of GMACI.

MORTGAGE BANKING

GMAC Mortgage Group Inc. and its subsidiaries ("GMACMG") perform a wide array of real estate financial services including the origination, purchase, financing and servicing of residential, commercial and multifamily mortgage loans as well as the issuing, purchasing and selling of mortgage-backed securities. In addition, GMACMG actively pursues the acquisition of mortgage servicing rights from other mortgage bankers and financial institutions. Operations of GMACMG's various mortgage banking subsidiaries are conducted through its three primary businesses: GMAC Mortgage Corporation ("GMACM"); GMAC Commercial Mortgage Corporation ("GMACCM"); and Residential Funding Corporation ("RFC").

GMACM originates first and second lien residential mortgage loans through a nationwide retail network and direct lending centers, including its Family First program. Family First, a custom mortgage services program offered to GM employees, dealers, and stockholders, is now the country's largest mortgage program to a single affinity group. In addition to selling its originated loans in the secondary market while retaining the right to service the loans, GMACM actively acquires servicing rights from other mortgage bankers and financial institutions. GMACM has diversified its operations to include trustee services and mortgage related insurance products.

GMACCM is the nation's largest commercial and multifamily mortgage loan servicer. It is a direct lender and correspondent for life insurance companies and pension funds. GMACCM provides a wide range of innovative financial products and services including long-term, interim and construction financing, appraisal services and specialized financing and marketing services.

ITEM 1.  BUSINESS (CONCLUDED)

RFC is engaged in several interrelated business lines including mortgage securitization, investing, origination and lending operations. RFC, the number-one issuer of private-label mortgage-backed securities in the United States, purchases non-conforming, single-family residential mortgages from mortgage lenders throughout the United States, securitizes such mortgages into mortgage pass-through certificates, sells the certificates to investors and performs master servicing of these securities on behalf of investors. In addition to prime residential mortgages, RFC also purchases and securitizes sub-prime residential mortgages, home equity lines of credit and home improvement loans. RFC also provides warehouse lending facilities to certain mortgage banking customers secured principally by mortgage collateral as well as long-term secured lines of credit to construction lending project managers and national and regional homebuilders. In addition, Residential Money Centers, which was acquired in early 1995 by GMACMG, offers a variety of first- and second-mortgage loans to homeowners who do not meet the credit standards normally required in the mortgage market.

The mortgage banking business is highly competitive. GMACMG competes with other mortgage banking companies, commercial banks, savings associations, credit unions and other financial institutions in every aspect of its business, including funding and purchasing loans from mortgage brokers, purchasing loans from correspondents, securitizing and selling loans to investors and acquiring loan servicing rights and origination capabilities.

Residential mortgage volume is generally subject to seasonal trends. These trends reflect the general national pattern of sales and resales of homes, which typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. However, the seasonal trends do not have a material impact on GMACMG's interim results. Refinancings tend to be less seasonal and more closely related to changes in interest rates. In addition to having an effect on refinancing, changes in interest rates affect the volume of loan originations and acquisitions, the interest rate spread on mortgage related investments, loans held for sale, the amount of gain or loss on the sale of loans and the value of GMACMG's servicing portfolio.

FINANCIAL INFORMATION

Financial information regarding operating segments and operations by geographic area is set forth in Note 17 in the Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

The Company and its subsidiaries have 350 financial service offices, 262 mortgage offices and 118 insurance offices. Of the number of financial service offices, 271 are in the United States and Puerto Rico, 29 in Canada and 50 in other countries. There are 109 insurance offices in the United States, six in Europe, two in Canada and one in Latin America. Of the number of mortgage offices, 261 are located in the United States, and one in the United Kingdom. Substantially all premises are occupied under lease. Automobiles, office equipment and real estate properties owned and in use by the Company are not significant in relation to the total assets of the Company.

ITEM 3.  LEGAL PROCEEDINGS

There are various claims and actions pending against the Company and its subsidiaries with respect to commercial and consumer financing and leasing activities, taxes, insurance and other matters arising out of the conduct of the business. Certain of these actions are or purport to be class actions, seeking damages in very large amounts. The probability of adverse verdicts from individual claims and actions is determined by a periodic review conducted by management and the Company's General Counsel which involves soliciting input from staff attorneys as well as outside counsel. Based on these reviews and examinations, the amounts of liability on these claims and actions at December 31, 1997 were not determinable but, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on the Company's consolidated financial position or results of operations.


                                  -------------



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is a wholly-owned subsidiary of General Motors Corporation and, accordingly, all shares of the Company's common stock are owned by General Motors Corporation. There is no market for the Company's common stock.

The Company paid cash dividends to General Motors Corporation of $750 million in 1997, $1,200 million in 1996 and $950 million in 1995.


ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS


                               1997        1996        1995        1994        1993
                            ----------  ----------  ----------  ----------  ----------
INCOME AND NET INCOME                         (in millions of dollars)
RETAINED FOR USE
IN THE BUSINESS



Gross revenue and
 other income ............  $ 16,595.4  $ 15,973.7  $ 14,863.2  $ 12,145.0  $ 12,483.5
                            ----------  ----------  ----------  ----------  ----------

Interest and discount ....     5,255.5     4,937.5     4,936.3     4,230.9     4,721.2
Depreciation on
 operating leases ........     4,677.5     4,627.0     4,304.8     3,233.8     2,702.0
Operating expenses .......     2,852.2     2,690.3     2,391.8     2,032.3     2,090.1
Insurance losses and loss
 adjustment expenses .....     1,073.5       972.2       998.3     1,030.9     1,096.6
Provision for
 credit losses ...........       522.7       669.0       448.8       177.3       300.8
                            ----------  ----------  ----------  ----------  ----------
   Total expenses ........    14,381.4    13,896.0    13,080.0    10,705.2    10,910.7
                            ----------  ----------  ----------  ----------  ----------

Income before income taxes     2,214.0     2,077.7     1,783.2     1,439.8     1,572.8
United States, foreign
 and other income taxes ..       912.9       837.2       752.2       512.7       591.7
                            ----------  ----------  ----------  ----------  ----------
Income before cumulative
 effect of accounting change   1,301.1     1,240.5     1,031.0       927.1       981.1
Cumulative effect of
 accounting change  ......       --          --          --           (7.4)       --
                            ----------  ----------  ----------  ----------  --------
Net income ...............     1,301.1     1,240.5     1,031.0       919.7       981.1
Cash dividends ...........       750.0     1,200.0       950.0       875.0     1,250.0
                            ----------  ----------  ----------  ----------  ----------
Net income retained
 in the year .............  $    551.1  $     40.5  $     81.0  $     44.7  $   (268.9)
                            ==========  ==========  ==========  ==========  ==========

ASSETS
Cash and cash equivalents   $    759.2  $    742.3  $  1,448.6  $  1,339.5  $  4,028.1
Earning assets ...........   104,481.2    95,669.7    92,014.1    83,271.0    75,709.4
Other assets .............     4,078.9     2,166.0     2,184.8     1,906.8     1,747.8
                            ----------  ----------  ----------  ----------  ----------
   Total .................  $109,319.3  $ 98,578.0  $ 95,647.5  $ 86,517.3  $ 81,485.3
                            ==========  ==========  ==========  ==========  ==========

NOTES, LOANS AND DEBENTURES
Payable within one year ..  $ 50,399.5  $ 45,809.9  $ 43,871.8  $ 35,114.8  $ 35,084.4
Payable after one year ...    36,275.2    32,878.9    31,050.6    31,539.6    27,688.8
                            ----------  ----------  ----------  ----------  ----------
   Total debt.............  $ 86,674.7  $ 78,688.8  $ 74,922.4  $ 66,654.4  $ 62,773.2
                            ==========  ==========  ==========  ==========  ==========

Certain amounts for the 1993 through 1996 periods have been reclassified to conform with 1997 classifications.


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

RESULTS OF OPERATIONS

For the eleventh time in the Company's history, consolidated net income surpassed $1.0 billion dollars. The insurance and mortgage operations contributed to the 1997 earnings gain which was partially offset by lower automotive financing earnings. The following table summarizes the most recent earnings of GMAC's financing, insurance and mortgage operations on a year-to-year basis:



                                                  NET INCOME
                                                  ----------
                                       (in millions of dollars, after tax)
                1997
                ----
     Automotive Financing Operations              $    909.9
       Insurance Operations*                           224.6
     Mortgage Operations**                             166.6
                                                  ----------
       Consolidated Total                         $  1,301.1
                                                  ==========

                1996
                ----
     Automotive Financing Operations              $    946.4
       Insurance Operations*                           192.4
     Mortgage Operations**                             101.7
                                                  ----------
       Consolidated Total                         $  1,240.5
                                                  ==========

                1995
                ----
     Automotive Financing Operations              $    808.7
       Insurance Operations*                           162.6
     Mortgage Operations**                              59.7
                                                  ----------
       Consolidated Total                         $  1,031.0
                                                  ==========


*   GMAC Insurance Holdings, Inc. (GMACI)
**  GMAC Mortgage Group (GMACMG)


On a consolidated basis, GMAC's return on average equity capital was 15.3% in 1997, compared to 14.8% in 1996, and 12.5% in 1995. Total cash dividends paid to General Motors Corporation in 1997 were $750 million, compared with $1,200 million in 1996 and $950 million in 1995.

In 1997, net income from automotive financing operations totaled $909.9 million which is 4% below and 13% above 1996 and 1995, respectively. The decrease in 1997 is attributable to reduced net financing margins partially offset by lower credit losses and loss provisions and operating expenses. The increase from 1995 to 1996 was primarily attributable to higher net financing revenues resulting from continued improvement in North American net interest margins, principally in retail finance receivables and operating lease portfolios.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net income from insurance operations totaled $224.6 million in 1997 which is 17% and 38% higher than 1996 and 1995 earnings, respectively. The increases are principally attributable to favorable underwriting experience and higher realized capital gains.

Net income from mortgage operations totaled $166.6 million in 1997, 64% and 179%, higher than 1996 and 1995 earnings, respectively. The increases are primarily attributable to significant increases in origination/purchase volumes and the mortgage servicing portfolio.

UNITED STATES NEW PASSENGER CAR AND TRUCK DELIVERIES

U.S. deliveries of new GM vehicles during 1997 were slightly below 1996 and 1995 levels. However, GMAC's special rate financing and lease incentive programs sponsored by GM, contributed to higher financing penetration of new GM vehicle retail deliveries amid continued competitive pressures from other providers of vehicle financing. Participation in U.S. fleet deliveries has declined since 1995, primarily as a result of National Car Rental System's election to use other vehicle financing sources after it was sold by GM in June 1995.

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                      1997     1996     1995
                                                      ----     ----     ----
                                                      (in millions of units)
     Industry.......................................  15.5     15.5     15.1
     General Motors.................................   4.7      4.8      4.9

     U.S. New GM Vehicle Deliveries Financed by GMAC
       Retail (Installment Sale Contracts and
        Operating Leases)...........................  33.1%    28.4%    26.4%
       Fleet Transactions (Lease Financing).........   2.9%     5.2%    11.5%
     Total..........................................  27.1%    24.0%    23.6%

FINANCING VOLUME

The number of new vehicle deliveries financed during the three years ended December 31, 1997 are summarized below:


                                                        1997     1996     1995
                                                        ----     ----     ----
                                                        (in thousands of units)
     UNITED STATES
       Retail Installment Sale Contracts...........      846      634      672
       Operating Leases............................      430      506      445
       Leasing.....................................       35       63      133
                                                       -----    -----    -----
     New Deliveries Financed.......................    1,311    1,203    1,250
                                                       =====    =====    =====

     OTHER COUNTRIES
       Retail Installment Sale Contracts...........      381      327      361
       Operating Leases............................      306      225      199
       Leasing.....................................       74       78       68
                                                       -----    -----    -----
     New Deliveries Financed.......................      761      630      628
                                                       =====    =====    =====

     WORLDWIDE
       Retail Installment Sale Contracts...........    1,227      961    1,033
       Operating Leases............................      736      731      644
       Leasing.....................................      109      141      201
                                                       -----    -----    -----
     New Deliveries Financed.......................    2,072    1,833    1,878
                                                       =====    =====    =====

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The increase in U.S. retail contracts and decrease in operating lease contracts during 1997, compared to 1996, can be attributed to a shift from lease incentive programs to special rate finance programs sponsored by GM. As a result of reestablishing retail incentive programs sponsored by GM in Canada during 1997, the volume of retail contracts increased by 300% over prior year results. Additionally, Canadian operating lease volume increased by 46% compared to 1996. Total volume for all other international operations during 1997 increased 10% when compared with 1996, primarily from increases in operating leases.

The average new vehicle retail finance contract purchased by GMAC in the United States during 1997 was $20,300, compared to $21,500 in 1996 and $21,300 in 1995.
The average term for new vehicle retail finance contracts purchased was 56 months in 1997, compared to 54 months in 1996 and 56 months in 1995, while the monthly payment on such contracts purchased in 1997 averaged $359, compared to $380 in both 1996 and 1995. The declines in the average amount of retail finance contract purchased and the average monthly payment are primarily a result of increased special rate retail finance programs sponsored by GM.

During 1997, the average capitalized cost for new vehicle retail operating lease contracts entered into in the United States was $25,600 compared to $24,400 in 1996 and $23,500 in 1995. The average term of such new vehicle retail leases was 33 months in 1997, and 31 months in both 1996 and 1995. The average monthly retail lease payments on such contracts were $379 in 1997, $374 in 1996 and $388 in 1995.

GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, wholesale inventory financing was provided for 3.3 million, 3.3 million and 3.7 million new GM vehicles, representing 67.2%, 70.3% and 72.0% of all GM sales to U.S. dealers during 1997, 1996 and 1995, respectively. The decline in U.S. market share is principally the result of continued competitive pressures in this market segment.

ASSETS

At the end of 1997, the Company owned assets and serviced automotive receivables for others totaling $120.7 billion, an increase of $12.6 billion over year-end 1996. Total consolidated assets of the Company at December 31, 1997 were $109.3 billion, $10.7 billion above the previous year. Consolidated earning assets, which comprised $104.5 billion of the total consolidated assets, increased $8.8 billion from 1996 year-end levels. The year-to-year increase is attributable to an increase in the investments in securities portfolio, higher wholesale and real estate mortgage outstandings and continued growth of operating leases, partially offset by a decline in the retail finance receivables portfolio.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash and cash equivalents totaled $759.2 million at December 31, 1997, 2% more than the amount held at December 31, 1996.

At December 31, 1997, the value of the Company's consolidated investment securities portfolio was $7.9 billion, an increase of $3.3 billion over 1996 year-end. The increase reflects growth in trading securities within the mortgage operations, the inclusion of Integon's investment securities within the insurance operations and the reclassification of subordinated interest in trusts to investments in securities within automotive financing operations. The reclassification of the subordinated interest in trusts resulted from the adoption of Statement of Financial Accounting Standard (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, by the Company on January 1, 1997.

Consolidated finance receivables, net of unearned income, amounted to $60.5 billion and $59.3 billion at December 31, 1997 and 1996, respectively. The higher outstanding balance is primarily attributable to a $2.2 billion increase in the U.S. and Canadian wholesale finance receivables portfolios, offset by a $0.9 billion decline in European finance receivables.

At December 31, 1997, outstanding principal balances (including retained subordinated interests) of sold retail receivables amounted to $6.0 billion, up 40% from $4.3 billion at year-end 1996. The increase in this portfolio primarily reflects three sales completed during 1997 totaling $5.4 billion partially offset by amortization of the pools sold. Principal balances of active trusts of sold wholesale receivables (including retained subordinated interests) totaled $6.3 billion and $5.4 billion at December 31, 1997 and 1996, respectively. The first of four revolving wholesale receivables trusts was formed in 1994 and matured during the first quarter of 1997.

Due and deferred from receivable sales totaled $0.7 billion and $1.2 billion at December 31, 1997 and 1996, respectively. The decline is mainly attributable to reclassifying certain amounts to investments in securities as required by SFAS No. 125.

Consolidated operating lease assets, net of depreciation, acquired principally under the GMAC SmartLease program, totaled $25.8 billion at year-end 1997, an increase of $0.9 billion over year-end 1996. Worldwide 1997 operating lease volume exceeded 1996 volume by approximately 5,000 units, as growth in the portfolio subsided.

The real estate mortgage inventory held for sale amounted to $5.1 billion at December 31, 1997, $2.3 billion above the prior year-end level. Similarly, the mortgage lending receivables portfolio, consisting primarily of short-term warehouse lines of credit to finance the origination of loans by other mortgage lenders, increased 58% during the year to total $2.2 billion at December 31, 1997. The higher year-end balances reflect increased loan origination and acquisition activity, resulting in an increase in inventory balances. The buildup of mortgage inventory is principally the result of higher loan originations during 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other earning assets totaled $1.8 billion at December 31, 1997, $0.2 billion above the prior year-end, with the increase resulting primarily from higher mortgage servicing rights.

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

As of December 31, 1997, GMAC's total borrowings were $86.7 billion compared with $78.7 billion at December 31, 1996. Approximately 78% of this debt represented funding for operations in the United States, with the remaining 22% of borrowings for operations in Canada (9%), Germany (5%) and other countries (8%). The 1997 year-end ratio of total borrowings to equity capital was 9.9:1 compared to 9.5:1 for year-end 1996. The higher year-to-year debt levels were principally used to fund increased asset levels. Total short-term notes outstanding at December 31, 1997, amounted to $32.1 billion compared with $27.0 billion at year-end 1996.

Intermediate and long-term funding is provided through the issuance of underwritten debt and medium-term notes, which are offered by prospectus, offering circular or private placement worldwide on a continuous basis. GMAC sells medium-term notes worldwide through dealer agents in book-entry form for any maturity ranging from nine months to thirty years. Sales of medium-term notes for U.S. operations totaled $6.6 billion in 1997 compared to $7.4 billion in 1996. Outstanding medium-term notes for U.S. operations totaled $21.6 billion at December 31, 1997, a decrease of $1.4 billion from the prior-year period. During 1997, underwritten debt issues totaling $4.7 billion were completed for use in the U.S., compared with $2.9 billion in 1996. Underwritten debt issues outstanding in the U.S. at December 31, 1997 totaled $16.3 billion, an increase of $3.6 billion from year-end 1996. As of December 31, 1997, the Company had unissued debt securities available under effective shelf registrations with the U.S. Securities and Exchange Commission totaling $9.9 billion.

At December 31, 1997, GMAC maintained or had access to $30.4 billion of unused credit lines with banks worldwide, a decrease of $0.2 billion from year-end 1996. Included in the unused credit lines are a committed U.S. revolving credit facility of $10.0 billion, which serves primarily as back-up for GMAC's unsecured U.S. commercial paper program, and an $11.6 billion U.S. asset-backed commercial paper liquidity and receivables credit facility for New Center Asset Trust (NCAT), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

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

Credit facilities supporting operations of the Company's international subsidiaries totaled $16.4 billion at December 31, 1997 of which $8.4 billion was unused. As of December 31, 1997, the committed and uncommitted portion of such credit facilities totaled $4.5 billion and $11.9 billion, respectively.

As discussed in Note 3 in the Notes to Consolidated Financial Statements, the Company's asset securitization program is utilized as an alternative funding source through which retail and wholesale finance receivables are sold to special purpose bankruptcy-remote subsidiaries. The Company continues to service the sold receivables for a fee and earns other related ongoing income.

GMAC's ability to access the capital markets for unsecured debt is linked to both its term debt and commercial paper ratings. This is particularly true with respect to the Company's commercial paper ratings. These ratings are intended to provide guidance to investors in determining the credit risk associated with particular securities based on current information obtained by the rating organizations from the Company or other sources that such organizations consider to be reliable. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. A security rating is not a recommendation to buy, sell, or hold securities and is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Substantially all of the Company's short-term, medium-term, and long-term debt has been rated by four nationally recognized statistical rating organizations. As of March 17, 1998, all of the latest ratings assigned were within the investment grade category.

                                        Senior                    Commercial
RATING AGENCY                            DEBT                        PAPER
-------------                           ------                    ----------

Duff & Phelps Credit Rating Co.           A-                          D-1
Fitch Investors Service, Inc.             A                           F-1
Moody's Investors Service, Inc.           A3                        Prime-1
Standard & Poor's Ratings Services        A                           A-1

Duff & Phelps Credit Rating Co. ("D&P") has assigned a rating of A- to the senior debt of the Company, the seventh highest among ten investment grade ratings available, indicating adequate likelihood of timely payment of principal and interest. The Company's commercial paper has received a rating of D-1 from D&P, the second highest of five investment grade ratings available, signifying a very high certainty of timely payment based on excellent liquidity factors and good fundamental protection factors. D&P reaffirmed these ratings in January 1998.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fitch Investors Service, Inc. ("Fitch") has assigned ratings of A and F-1 to the Company's senior debt and commercial paper, the sixth and second highest among ten and four investment grade ratings available, respectively. The A rating is assigned by Fitch to bonds considered to be of high credit quality with the obligor's ability to pay interest and repay principal considered to be strong. The F-1 rating is assigned to short-term issues which possess a very strong credit quality based primarily on the existence of liquidity necessary to meet the obligations in a timely manner. Fitch upgraded the senior debt rating from A- to A and reaffirmed the F-1 commercial paper rating in June 1997.

Moody's Investors Service, Inc. ("Moody's") has assigned a rating of A3 to the Company's senior debt, the seventh highest among ten investment grade ratings available, indicating many favorable investment attributes and security factors for principal and interest to be adequate. The Company's commercial paper has received a rating of Prime-1 from Moody's, the highest of three such ratings, reflecting superior ability for repayment of senior short-term debt obligations and assured ability to access alternative sources of liquidity. Additional repayment characteristics of commercial paper issues receiving this premium rating include leading market position in a well established industry, high rates of return on funds employed, and broad margins in earnings coverage of fixed financial charges. Each of these ratings were assigned by Moody's in May 1995.

Standard & Poor's Ratings Services, a division of McGraw-Hill Companies, Inc. ("S&P") has assigned a rating of A to the Company's senior debt, sixth highest among ten investment grade ratings available. The A rating is assigned to bonds considered to have a strong capacity to pay interest and repay principal. The Company's commercial paper has received a rating of A-1, second highest of the four investment grade ratings available, indicating a strong capacity for timely payment determined by significant safety characteristics. S&P upgraded these ratings from A- and A-2 in January 1998. These ratings upgrades, which included various overseas affiliates of the Company, are not expected to have a significant impact on consolidated interest expense.

As of March 17, 1998, GMAC is not under review by any of the above rating agencies.

In managing the interest rate and foreign exchange exposures of a multinational finance entity, the Company and its subsidiaries utilize a variety of interest rate and currency derivative financial instruments. As an end-user of such instruments, GMAC is in a better position to expand its investor base and to minimize its funding costs, enhancing its ability to offer attractive, competitive financing rates to its customers. The derivative instruments utilized by the Company are relatively straightforward and involve little complexity. The portfolio consists primarily of interest rate swaps, forward starting interest rate swaps, futures and options; currency swaps which are matched to offset a companion asset or funding obligation; and hedges related to mortgage operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

These instruments involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the periodic monitoring and approval of financially sound counterparties and limiting the potential exposure to individual counterparties to predetermined notional and exposure limits. Market risk is inherently limited by the fact that the Company holds offsetting asset or liability positions. Market risk is also managed on an ongoing basis by determining and monitoring the fair value of each transaction in the portfolio. GMAC employs a variety of internal swap and option models, using mid-market rates, to calculate mark-to-market values of its derivative positions and also obtains valuations from its counterparties for reporting purposes.

The aggregate fair value of the Company's derivatives portfolio represents a nominal percentage of its $8.8 billion equity base at December 31, 1997. The total notional amount of off-balance sheet instruments was $44.1 billion and $48.3 billion at December 31, 1997 and 1996, respectively. The decrease in 1997 year-end notional outstandings is primarily due to decreased purchases of instruments that hedge mortgage related securities and mortgage servicing, partially offset by increased purchases of currency swaps. Summary schedules of outstanding contracts by type and term as well as a reconciliation of the Company's interest rate and currency swap activities for the years ended December 31, 1997 and 1996, are included in Note 16 in the Notes to Consolidated Financial Statements.

CASH FLOWS

Cash provided by 1997 operating and financing activities totaled $4.1 billion and $8.3 billion, respectively. In comparison, cash provided by 1996 operating and financing activities totaled $4.2 billion and $2.6 billion, respectively. Similarly, 1995 operating and financing activities generated cash flows of $5.9 billion and $6.7 billion, respectively. These cash flows were used for investing activities totaling $12.3 billion in 1997, $7.5 billion in 1996 and $12.5 billion in 1995. In addition to increasing the investment in securities portfolio, the increased cash usage reflects a reduction in the proceeds generated from sales of wholesale receivables.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COLLECTION RESULTS

The following statistics, which include serviced assets, summarize the Company's delinquency, repossession and loss experience during the three year period ended December 31, 1997:




                                                    1997      1996      1995
                                                  --------  --------  ------
RETAIL AND LEASE FINANCING:
--------------------------
Accounts past due over 30 days (average) .........    3.6%      3.2%     2.7%
Repossessions of new vehicles ....................    1.8%      2.0%     1.9%
Repossessions of used vehicles ...................    3.9%      4.4%     3.7%

Number of vehicles repossessed ................... 103,000   130,000  124,000

Net retail losses as a percent of
  total average serviced receivables..............   1.25%     1.37%    0.84%

RETAIL LOSSES AS PERCENT OF LIQUIDATIONS:
-----------------------------------------
Total serviced - Worldwide .......................   2.19%     2.20%    1.35%
New serviced - United States .....................   1.82%     1.75%    1.08%
Retail sold - United States ......................   0.88%     0.64%    0.45%

CHARGE-OFFS (IN MILLIONS OF DOLLARS):
-------------------------------------
Serviced receivables, net of recoveries ..........  $533.4    $567.7   $352.8
Owned receivables, net of recoveries .............   496.9     535.3    317.9

Allowance for credit losses as a percent of
  net serviced receivables .......................   1.29%     1.38%    1.18%

OPERATING LEASE PORTFOLIO - UNITED STATES:
------------------------------------------
Accounts past due over 30 days (average)..........   1.64%     1.60%    1.32%
Number of early terminations by default ..........  19,900    20,700   12,300


As a result of tightened credit standards and intensified collection efforts, repossessions and losses in the retail and lease financing portfolios and the number of early terminations by default in the operating lease portfolio have decreased when comparing 1997 to 1996. The increase in delinquencies and losses during 1996 when compared to 1995 was consistent with trends in the consumer finance industry during 1996.

BORROWING COSTS

Throughout 1996 and 1997, the Company returned to a more traditional funding mix in the U.S. by emphasizing more floating rate short-term debt. As the general level of short-term rates increased during 1997 (e.g., the 1997 U.S. prime lending rate averaged 17 basis points higher than 1996), GMAC's cost of short-term debt in the United States increased to an average of 5.49%, 5 basis points above 1996, but 56 basis points below 1995. However, United States medium-term and long-term debt costs decreased to an average of 7.02% for 1997, 18 and 33 basis points below 1996 and 1995, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


On average, the Company's composite cost of debt for United States operations declined to 6.35% in 1997, compared to 6.51% in 1996 and 6.86% in 1995. The Company's worldwide cost of debt averaged 6.28% in 1997, down 29 and 74 basis points from 1996 and 1995, respectively. The benefits of these lower average borrowing cost factors is evident when comparing the Company's 11% increase in average year-to-year outstanding debt with an accompanying increase of only 6% in its year-to-year interest and discount expense.

FINANCING REVENUES AND OTHER INCOME

Consolidated financing revenue totaled $12.6 billion in 1997 compared with $12.6 billion and $11.7 billion in 1996 and 1995, respectively. Increased U.S. wholesale financing and Canadian operating lease revenues were offset by a decline in U.S. and international retail and lease financing revenues, resulting in the unchanged level of financing revenues during 1997.

Retail and lease financing revenue, at $3,570.5 million for 1997, was $251.7 million lower and $278.9 million higher than 1996 and 1995, respectively. The predominant factors in the 1997 decrease were lower average owned retail and lease financing receivable balances in the U.S. and international portfolios, resulting from continued competitive pressures in these markets.

As leasing continued to be a popular choice of consumers, operating lease revenue, net of depreciation, totaled $2,583.0 million in 1997, essentially unchanged from $2,587.6 million in 1996 and an increase over $1,980.2 million in 1995. A contributing factor to consistent leasing margins was continued positive performance in the liquidation of off-lease vehicles, including consideration of residual support received from GM.

Wholesale and term loan financing revenue amounted to $1,745.6 million, compared with $1,607.0 million in 1996 and $2,087.4 million in 1995. The 1997 increase is primarily attributable to higher average wholesale receivable balances resulting from a reduction in the average amount of sold wholesale receivables during the year.

Other income, including gains and fees related to sold finance receivables, totaled $1,159.7 million for 1997, compared to $1,228.2 million and $1,455.9 million in 1996 and 1995, respectively. The decrease in 1997 is primarily attributable to lower ongoing income from sales of retail finance receivables transactions partially offset by an increase in the gains on 1997 sales of retail finance receivables.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Pre-tax gains on sold retail receivables, excluding the related limited recourse loss provision established at loan origination, totaled $84.8 million during 1997 compared with $35.2 million in 1996 and $38.2 million in 1995. Retail receivables sales generally accelerate the recognition of income on retail contracts, net of servicing fees and other related deferrals, into the period the receivables are sold. The amount of such gains is affected by a number of factors and may create variability in quarterly earnings depending on the type and amount of receivables sold, the structure used to effect the sale, as well as the prevailing financial market conditions. This acceleration results in the pre-tax gains reflected above, and can create variability in annual earnings depending on the amount, timing and the net margin between the average yield and all-in-cost of the sold receivables. The acceleration also reduces profit potential in future periods. Although this acceleration can significantly impact quarterly or year-to-year comparisons, it should be noted that the Company generally recognizes approximately 70% of interest and discount revenue in the first two years of a retail contract (reflecting the term of the underlying contracts, revenue recognition methods and historical prepayment experience). As such, depending on the timing of receivables sales in a given year, the net impact on annual earnings may be substantially less than the gains indicated.

EXPENSES

Salaries and benefits increased in 1997 to $1,050.4 million from $974.3 million and $892.8 million in 1996 and 1995, respectively. The higher salary costs in 1997 primarily reflect higher employment levels at the mortgage operations incidental to expanded financing and servicing business activities.

Other operating expenses totaled $1,801.8 million, $1,716.0 million and $1,499.0 at 1997, 1996 and 1995, respectively. The 1997 increase over 1996 reflects higher general operating costs related to expanded financing business activities, principally at the mortgage operations, partially offset by decreases in repossession valuation adjustments and lower branch restructuring and relocation costs. The 1996 increase over 1995 reflects higher general operating costs incidental to expanded financing business activities, principally at the mortgage operations, as well as higher data processing costs, increased credit losses on operating leases, and higher collection and repossession costs.

As noted earlier, net retail losses as a percentage of total average serviced receivables was 1.25%, 1.37% and 0.84% in 1997, 1996 and 1995, respectively. The decrease in 1997 compared to 1996 was primarily the result of a 21% decline in the number of new and used vehicles repossessed. This decrease in repossessions and losses resulted in the $522.7 million provision for credit losses for 1997, which is $146.3 million below and $73.9 million above the respective 1996 and 1995 periods. The increase in 1996 over 1995 was primarily a result of a continued rise in vehicle charge-off experience in the U.S. used vehicle financing portfolio.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

United States, foreign and other income taxes totaled $912.9 million, $837.2 million and $752.2 million for 1997, 1996 and 1995, respectively. The 1997 increase over 1996 primarily reflects a 7% increase in pre-tax income and an increase in the effective income tax rate on a consolidated basis. The increase in the 1996 income tax expense over 1995 was attributable to a 17% increase in pre-tax income partially offset by a decline in the effective income tax rate on a consolidated basis. The effective income tax rate for 1997 was 41.2%, compared to 40.3% in 1996 and 42.2% in 1995. The unfavorable change in 1997 was primarily attributable to increases in accruals from prior years based upon periodic assessment of the adequacy of such accruals and higher state and local income taxes. The unusually high effective tax rate in 1995 was attributed almost entirely to higher U.S. and foreign taxes assessed on foreign sourced income.

INSURANCE OPERATIONS

Gross premiums written by GMACI and its subsidiaries totaled $1,594.1 million, $1,349.7 million and $1,324.8 million in 1997, 1996 and 1995, respectively. Net premiums earned totaled $1,360.4 million in 1997, an increase of $202.4 million above 1996, and $278.0 million over 1995. The increase over 1996 is primarily due to increased revenues related to extended warranty coverages and the inclusion of Integon's non-standard automobile premiums since its acquisition in October 1997.

Pre-tax capital gains at GMACI, which are included in other income, totaled $130.2 million for 1997, $30.0 million and $43.8 million above 1996 and 1995, respectively.

Insurance losses and loss adjustment expenses totaled $1,073.5 million for 1997, an increase of $101.3 million and $75.2 million over 1996 and 1995, respectively. The increase over 1996 is attributable to the inclusion of losses and loss adjustment expenses related to Integon's non-standard automobile coverages since its acquisition in October 1997.

MORTGAGE OPERATIONS

GMACMG continued to maintain its position as a leading real estate financial service company in the United States. Increased volume for all segments contributed to the strong earnings growth for GMACMG. Loan origination, mortgage servicing acquisitions and correspondent loan volume totaled $53.9 billion, $44.3 billion and $35.9 billion for the years ended December 31, 1997, 1996 and 1995, respectively. The continued growth represents expanded commercial operations, continued participation in the market for residential and commercial servicing rights and continued diversification of its mortgage securitization and lending operations. Reflecting stronger business activities, the GMACMG servicing portfolio at December 31, 1997, including $2.5 billion of GMAC term loans, was $143.6 billion, 31% above the $110.0 billion at December 31, 1996.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Mortgage revenue totaled $1,498.7 million, $943.7 million and $660.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in 1997 and 1996 is primarily attributable to continued growth in fee and investment revenues.

ACQUISITIONS AND MERGERS

During 1997, the Company formed GMACI with an initial capitalization of $565 million. On October 17, 1997, GMACI acquired Integon for $523 million and the assumption of $250 million in long-term debt.

In November 1997, the Company acquired certain operating assets of LSI Holdings, Inc., a subprime financing and servicing company, and established Nuvell Credit Corporation and Nuvell Financial Services Corporation as two new subsidiaries to conduct subprime financing and servicing operations, respectively, in the United States.

Both transactions will enable GMAC to continue its growth strategy in the financial services industry.

ACCOUNTING STANDARDS

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities. SFAS No. 125 is effective for certain transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. SFAS No. 125 supersedes SFAS No. 77, Reporting by
Transferors  for  Transfers  of   Receivables  with Recourse and SFAS No.  122,
Accounting  for Mortgage  Servicing Rights.   The  adoption  of SFAS No. 125 by
the Company on January 1, 1997, did not have a material impact on its consolidated financial position or results of operations.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted this accounting standard effective December 31, 1997, and a Consolidated Statement of Changes in Stockholder's Equity is presented immediately following the Consolidated Statement of Income.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)


In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted this accounting standard effective December 31, 1997. Segment information is presented in Note 17 in the Notes to Consolidated Financial Statements.

YEAR 2000 COMPUTER SYSTEMS ISSUE

GMAC has information systems where there are potential operational problems with applications that contain a date and/or use a date in a comparative manner as the date transitions into the Year 2000. GMAC has a comprehensive worldwide program to identify and remediate potential problems related to the Year 2000 in its information systems, infrastructure and facilities. In addition, GMAC has initiated formal communications with all of its significant external interfaces to determine the extent to which GMAC is vulnerable to third parties' failures to remediate their own potential problems related to the Year 2000. The inability of GMAC or significant external interfaces of GMAC to adequately address Year 2000 issues could cause disruption of GMAC's business operations.

Many of GMAC's systems are Year 2000 compliant, or have been scheduled for replacement in its ongoing system plans. GMAC has incurred and expensed approximately $5 million during the year ended December 31, 1997 related to the assessment of, and preliminary efforts in connection with, its Year 2000 program and remediation plan. Future spending for software modifications and testing required for Year 2000 are currently estimated to be approximately $40 million to $60 million with the majority expected to be incurred in 1998. GMAC's target date for completing its Year 2000 modifications is December 31, 1998 with additional testing and refinements to identified systems planned for 1999.

FORWARD LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various forward looking statements within the meaning of applicable federal securities laws and are based upon GMAC's current expectations and assumptions concerning future events, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated.

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

The Board of Directors, through its Audit Committee (the "Committee"), is responsible for: (1) assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements; and (2) engaging the independent auditors. The Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management and the internal auditors meet regularly (separately and jointly) with the Committee to review the activities of each, to ensure that each is properly discharging its responsibilities and to assess the effectiveness of the system of internal accounting controls. It is management's conclusion that the system of internal accounting controls at December 31, 1997, provides reasonable assurance that the books and records reflect the transactions of the companies and that its established policies and procedures are complied with. To ensure complete independence, Deloitte & Touche LLP has full and free access to meet with the Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal accounting controls and the quality of the financial reporting.


S/ J. D. FINNEGAN                  S/ W. F. MUIR
---------------------------        --------------------------------
John D. Finnegan, President        William F. Muir, Executive Vice
and Chief Executive Officer        President and Principal Financial
                                   Officer

INDEPENDENT AUDITORS' REPORT


General Motors Acceptance Corporation:

We have audited the Consolidated Balance Sheet of General Motors Acceptance Corporation and subsidiaries as of December 31, 1997 and 1996 and the related Consolidated Statement of Income, Consolidated Statement of Changes in Stockholder's Equity and Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of General Motors Acceptance Corporation and subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


S\ DELOITTE & TOUCHE LLP
------------------------
 DELOITTE & TOUCHE LLP

600 Renaissance Center
Detroit, Michigan

January 26, 1998


                     GENERAL MOTORS ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                               ---------------------
                                                                  1997       1996
                                                               ----------  ---------
                                                              (in millions of dollars)

Cash and cash equivalents (Note 1) ........................... $    759.2  $   742.3
                                                               ----------  ---------

EARNING ASSETS
Investments in securities (Note 5) ...........................    7,896.1    4,556.8
Finance receivables, net (Notes 2 and 3) .....................   59,630.8   58,380.0
Investment in operating leases, net (Note 4) .................   25,849.1   24,909.5
Notes receivable from General Motors Corporation (Note 13) ...      551.7      190.5
Real estate mortgages - held for sale ........................    5,119.5    2,785.0
                      - held for investment ..................      713.0      611.2
                      - lending receivables ..................    2,222.9    1,404.6
Due and deferred from receivable sales, net (Note 3) .........      690.5    1,214.5
Other (Note 13) ..............................................    1,807.6    1,617.6
                                                               ----------  ---------
   Total earning assets ......................................  104,481.2   95,669.7
                                                               ----------  ---------

NONEARNING ASSETS (Note 6) ...................................    4,078.9    2,166.0
                                                               ----------  ---------

TOTAL ASSETS ................................................. $109,319.3  $98,578.0
                                                               ==========  =========

Notes, loans and debentures payable within
 one year (Notes 7 and 8) .................................... $ 50,399.5  $45,809.9
                                                               ----------  ---------

ACCOUNTS PAYABLE AND OTHER LIABILITIES
General Motors Corporation and affiliated companies (Note 13).      698.9      646.6
Interest .....................................................    1,101.8    1,065.2
Insurance losses and loss expenses ...........................    2,125.3    1,581.9
Unearned insurance premiums ..................................    1,804.1    1,437.5
Deferred income taxes (Note 10) ..............................    2,577.1    2,215.8
United States and foreign income and
 other taxes payable (Note 10) ...............................      321.2       35.6
Other postretirement benefits (Note 12) ......................      652.6      627.0
Other ........................................................    4,607.5    4,012.0
                                                               ----------  ---------
   Total accounts payable and other liabilities ..............   13,888.5   11,621.6
                                                               ----------  ---------

Notes, loans and debentures payable after one year (Note 9) ..   36,275.2   32,878.9
                                                               ----------  ---------

Commitments and contingencies (Notes 4, 16 and 18)

Common stock, $100 par value (authorized 25,000,000 shares,
 outstanding 22,000,000 shares) ..............................    2,200.0    2,200.0
Net income retained for use in the business ..................    6,326.3    5,775.2
Net unrealized gains on securities (Note 5) ..................      368.5      276.7
Unrealized accumulated foreign currency translation adjustment     (138.7)      15.7
                                                               ----------  ---------
   Accumulated other comprehensive income ....................      229.8      292.4
                                                               ----------  ---------
   Total stockholder's equity ................................    8,756.1    8,267.6
                                                               ----------  ---------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ................... $109,319.3  $98,578.0
                                                               ==========  =========

Reference should be made to the Notes to Consolidated Financial Statements.




                     GENERAL MOTORS ACCEPTANCE CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME


                                             FOR THE YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                               1997        1996        1995
                                             --------    --------    --------
                                                 (in millions of dollars)
FINANCING REVENUE (Note 1)
Retail and lease financing (Note 2) ......  $  3,570.5  $  3,822.2  $  3,291.6
Operating leases (Note 4) ................     7,260.5     7,214.6     6,285.0
Wholesale and term loans (Note 2) ........     1,745.6     1,607.0     2,087.4
                                           ----------  ----------  ----------
   Total automotive financing revenue ....    12,576.6    12,643.8    11,664.0
Interest and discount (Notes 8 & 9) ......    (5,255.5)   (4,937.5)   (4,936.3)
Depreciation on operating leases (Note 4).    (4,677.5)   (4,627.0)   (4,304.8)
                                            ----------  ----------  ----------
   Net automotive financing revenue ......     2,643.6     3,079.3     2,422.9
Insurance premiums earned ................     1,360.4     1,158.0     1,082.4
Mortgage revenue .........................     1,498.7       943.7       660.9
Other income (Notes 3 and 13) ............     1,159.7     1,228.2     1,455.9
                                            ----------  ----------  ----------
   Net Financing Revenue and Other .......     6,662.4     6,409.2     5,622.1
                                            ----------  ----------  ----------

EXPENSES
Salaries and benefits ....................     1,050.4       974.3       892.8
Other operating expenses .................     1,801.8     1,716.0     1,499.0
Insurance losses and loss adjustment
 expenses ................................     1,073.5       972.2       998.3
Provision for credit losses (Note 2) .....       522.7       669.0       448.8
                                            ----------  ----------  ----------
   Total expenses ........................     4,448.4     4,331.5     3,838.9
                                            ----------  ----------  ----------

Income before income taxes ...............     2,214.0     2,077.7     1,783.2
United States, foreign and other income
 taxes (Note 10) .........................       912.9       837.2       752.2
                                            ----------  ----------  ----------

NET INCOME ...............................  $  1,301.1  $  1,240.5  $  1,031.0
                                            ==========  ==========  ==========


Reference should be made to the Notes to Consolidated Financial Statements.



                     GENERAL MOTORS ACCEPTANCE CORPORATION
                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                          For the Year Ended December 31, 1997
                                                       --------------------------------------------------------------------------
                                                                                                       Accumulated
                                                            Total                                         Other
                                                        Stockholder's    Comprehensive    Retained    Comprehensive     Common
(in millions of dollars)                                    Equity          Income        Earnings        Income        Stock
                                                       --------------------------------------------------------------------------
Beginning balance ..............................          $    8,267.6                    $ 5,775.2     $     292.4   $2,200.0

Comprehensive income
 Net income.....................................               1,301.1     $    1,301.1     1,301.1
 Other comprehensive income, net of tax:
  Foreign currency translation
   adjustments (net of tax of $99.6) ...........                (154.4)          (154.4)
  Unrealized gains on securities, net of
   reclassification adjustment (see disclosure).                  91.8             91.8
                                                                        ----------------
 Other comprehensive income ....................                                  (62.6)                      (62.6)
                                                                        ----------------
Comprehensive income ...........................                           $    1,238.5
                                                                        ================
Dividends declared on common stock .............                (750.0)                      (750.0)
                                                       -----------------                -----------------------------------------
 Ending balance ................................          $    8,756.1                    $ 6,326.3     $     229.8   $2,200.0
                                                       =================                =========================================


DISCLOSURE OF RECLASSIFICATION AMOUNT
-------------------------------------
Unrealized holding gains arising during
 period (net of tax of $94.9) ..................                          $       176.5
Less: reclassification adjustment for gains
 included in net income (net of tax of $45.5) ..                                  (84.7)
                                                                        ----------------
Net unrealized gains on securities .............                           $       91.8
                                                                        ================

                                                                          For the Year Ended December 31, 1996
                                                       --------------------------------------------------------------------------
                                                                                                       Accumulated
                                                            Total                                         Other
                                                        Stockholder's    Comprehensive    Retained    Comprehensive     Common
(in millions of dollars)                                    Equity          Income        Earnings        Income        Stock
                                                       --------------------------------------------------------------------------
Beginning balance ..............................         $     8,269.3                    $ 5,734.7     $     334.6   $2,200.0

Comprehensive income
 Net income ....................................               1,240.5     $    1,240.5     1,240.5
 Other comprehensive income, net of tax:
  Foreign currency translation
   adjustments (net of tax of $21.5) ...........                 (34.2)           (34.2)
  Unrealized gains on securities, net of
   reclassification adjustment (see disclosure).                  (8.0)            (8.0)
                                                                        ----------------
 Other comprehensive income ....................                                  (42.2)                      (42.2)
                                                                        ----------------
Comprehensive income ...........................                           $    1,198.3
                                                                        ================
Dividends declared on common stock .............              (1,200.0)                    (1,200.0)
                                                       -----------------                -----------------------------------------
Ending balance .................................          $    8,267.6                    $ 5,775.2     $     292.4   $2,200.0
                                                       =================                =========================================


DISCLOSURE OF RECLASSIFICATION AMOUNT
-------------------------------------
Unrealized holding gains arising during
 period (net of tax of $30.8) ..................                           $       57.1
Less: reclassification adjustment for gains
 included in net income (net of tax of $35.1) ..                                  (65.1)
                                                                        ================
Net unrealized gains on securities .............                           $       (8.0)
                                                                        ================





                      GENERAL MOTORS ACCEPTANCE CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (CONCLUDED)


                                                                          For the Year Ended December 31, 1995
                                                       --------------------------------------------------------------------------
                                                                                                       Accumulated
                                                            Total                                         Other
                                                        Stockholder's    Comprehensive    Retained    Comprehensive     Common
(in millions of dollars)                                    Equity          Income        Earnings        Income        Stock
                                                       --------------------------------------------------------------------------
Beginning balance ..............................          $    7,893.7                    $ 5,653.7      $     40.0   $2,200.0

Comprehensive income
 Net income ....................................               1,031.0     $    1,031.0     1,031.0
 Other comprehensive income, net of tax:
  Foreign currency translation
   adjustments (net of tax of $39.1) ...........                  62.3             62.3
  Unrealized gains on securities, net of
   reclassification adjustment (see disclosure).                 232.3            232.3
                                                                        ----------------
 Other comprehensive income ....................                                  294.6                       294.6
                                                                        ----------------
Comprehensive income ...........................                           $    1,325.6
                                                                        ================
Dividends declared on common stock .............                (950.0)                      (950.0)
                                                       -----------------                -----------------------------------------
Ending balance .................................          $    8,269.3                    $ 5,734.7     $     334.6   $2,200.0
                                                       =================                =========================================


DISCLOSURE OF RECLASSIFICATION AMOUNT
-------------------------------------
Unrealized holding gains arising during
 period (net of tax of $155.3) .................                           $      288.5
Less: reclassification adjustment for gains
 included in net income (net of tax of $30.2) ..                                  (56.2)
                                                                        ================
Net unrealized gains on securities .............                           $      232.3
                                                                        ================


Reference should be made to the Notes to Consolidated Financial Statements.



                     GENERAL MOTORS ACCEPTANCE CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                 (in millions of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ...............................................  $  1,301.1  $  1,240.5   $ 1,031.0
Depreciation .............................................     4,734.2     4,667.5     4,342.7
Provision for credit losses ..............................       522.7       669.0       448.8
Gains on sales of finance receivables.....................       (84.8)      (35.2)      (38.2)
Mortgage loans-originations/purchases ....................   (30,877.8)  (19,455.3)  (12,085.6)
              -proceeds on sale ..........................    28,543.3    18,157.1    11,613.1
Mortgage-related securities held for trading-acquisitions     (2,515.8)     (970.2)     (515.4)
                                            -liquidations      1,448.5       757.6       532.6
Changes in the following items:
  Due to General Motors Corporation and
   affiliated companies ..................................         3.2    (1,103.0)     (133.6)
  Taxes payable and deferred .............................       511.2      (204.5)      855.8
  Interest payable .......................................        47.1        17.0        86.6
  Other assets ...........................................      (308.0)     (199.9)     (212.2)
  Other liabilities ......................................       527.9       369.0       (61.7)
Other ....................................................       228.3       279.3        45.3
                                                            ----------   ---------  ----------
   Net cash provided by operating activities .............     4,081.1     4,188.9     5,909.2
                                                            ----------   ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Finance receivables-acquisitions .........................  (163,613.6) (155,477.3) (163,033.3)
                   -liquidations .........................   129,577.1   120,252.6   132,741.7
Notes receivable from General Motors Corporation .........      (361.2)     (190.5)    1,080.5
Operating leases-acquisitions ............................   (15,392.8)  (14,381.8)  (14,034.6)
                -liquidations ............................     8,753.3     6,795.9     5,642.5
Investments in securities-acquisitions ...................   (17,436.9)  (13,088.6)  (12,207.6)
                         -liquidations ...................    16,329.3    13,063.2    11,864.7
Proceeds from sales of receivables-wholesale .............    26,091.9    34,620.0    22,010.8
                                  -retail ................     5,098.7     2,037.2     3,378.1
Due and deferred from receivable sales ...................       351.7       192.0       231.9
Acquisitions of net assets of subsidiaries, ..............
   less cash acquired ....................................      (422.4)        --          --
Other ....................................................    (1,316.0)   (1,288.8)     (219.4)
                                                            ----------   ---------  ----------
   Net cash used in investing activities .................   (12,340.9)   (7,466.1)  (12,544.7)
                                                            ----------   ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt .................    14,690.5    14,009.0    10,692.0
Principal payments on long-term debt .....................   (11,310.8)  (11,938.9)   (7,943.6)
Change in short-term debt, net ...........................     5,645.9     1,700.4     4,946.4
Dividends paid ...........................................      (750.0)   (1,200.0)     (950.0)
                                                            ----------   ---------  ----------
   Net cash provided by financing activities .............     8,275.6     2,570.5     6,744.8
                                                            ----------   ---------  ----------


Effect of exchange rate changes on cash and cash
 equivalents .............................................         1.1         0.4        (0.2)
                                                            ----------   ---------  ----------
   Net increase/(decrease) in cash and cash equivalents ..        16.9      (706.3)      109.1
Cash and cash equivalents at the beginning of the year ...       742.3     1,448.6     1,339.5
                                                            ----------   ---------  ----------
Cash and cash equivalents at the end of the year .........  $    759.2   $   742.3  $  1,448.6
                                                            ==========   =========  ==========

SUPPLEMENTARY CASH FLOWS INFORMATION
 Interest paid ...........................................  $  5,138.6  $  4,851.7  $  4,783.3
 Income taxes paid .......................................       338.2     1,003.9       210.9


                     GENERAL MOTORS ACCEPTANCE CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONCLUDED)


SUPPLEMENTARY CASH FLOWS INFORMATION (CONCLUDED)

During 1997, assets acquired, liabilities assumed, and   consideration paid  for
the acquisitions of subsidiaries are as follows:


                                                       (in millions of dollars)


   Fair value of assets acquired ...........................  $  1,850.2
   Cash acquired ...........................................      (142.6)
   Liabilities assumed .....................................    (1,285.2)
                                                              ----------
      Net acquisitions .....................................  $    422.4
                                                              ==========

Reference should be made to the Notes to Consolidated Financial Statements.



                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS:
--------------------
General Motors Acceptance Corporation (the "Company" or "GMAC"), a wholly-owned subsidiary of General Motors Corporation ("General Motors" or "GM"), was incorporated in 1997 under Delaware General Corporate Law. On January 1, 1998, the Company merged with its predecessor, which was originally incorporated in New York in 1919.

The Company is a financial services organization that principally provides consumer and dealer vehicle financing. The principal markets for the Company's automotive financial products and services are North America, Europe, Latin America and Asia-Pacific. The Company's mortgage banking subsidiaries operate principally in the U.S. In addition, the Company owns subsidiaries which offer insurance products and services in North America, Europe, Latin America and Asia-Pacific.

PRINCIPLES OF CONSOLIDATION:
---------------------------
The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Certain prior period amounts have been reclassified to conform with the 1997 presentation.

CASH EQUIVALENTS:
----------------
Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.

REVENUE RECOGNITION:
-------------------
Financing revenue is recorded over the terms of the receivables using the interest method. Certain loan origination costs are deferred and amortized to financing revenue over the life of the related loans using the interest method.

Income from operating lease assets is recognized on a straight-line basis over the scheduled lease term. Certain operating lease origination costs are deferred and amortized to financing revenue over the life of the related operating leases using the straight-line method.

ALLOWANCE FOR CREDIT LOSSES:
---------------------------
An allowance for credit losses is generally established during the period in which receivables are acquired and is maintained in amounts considered by management to be appropriate in relation to receivables outstanding. Losses arising from the sale of repossessed collateral are charged to the allowance for credit losses. Where repossession has not been effected, losses are charged off as soon as it is determined that the collateral cannot be repossessed, generally not more than 150 days after default.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REPOSSESSED PROPERTY AND IMPAIRED LOANS:
---------------------------------------
Losses arising from the repossession of collateral supporting doubtful accounts and property supporting defaulted operating leases are recognized upon repossession. Repossessed assets are recorded at the lower of historical cost or estimated realizable value and are included in nonearning assets with the related adjustments to the valuation allowance included in other operating expenses.

Non-retail finance receivables are reduced to the estimated fair value of collateral when determined to be impaired or uncollectible.

SALES OF RECEIVABLES:
--------------------
The Company sells retail and wholesale receivables through consolidated special purpose subsidiaries which absorb all losses related to sold receivables to the extent of their subordinated investments and certain segregated restricted cash reserves. Appropriate limited recourse loss allowances associated with sold receivables are transferred from the allowance for credit losses and are included in due and deferred from receivable sales, net. Normal servicing fees on sold receivables are earned over time based on the amount of serviced loans outstanding.

Pre-tax gains on sold receivables are recorded in other income. In determining the gain or loss for each qualifying sale of retail receivables, the investment in the sold receivable pool is allocated between the portion sold and the portion retained based on their relative fair values on the date of sale. The receivables sold are removed from finance receivables and the Company's retained interests in such receivables are included in investments in securities and are classified as available for sale.

In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 requires securitization transactions to be accounted for as sales when legal and effective control over transferred receivables is surrendered. SFAS No. 125 is effective for certain transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company adopted SFAS No. 125 on January 1, 1997.

DEPRECIATION:
------------
The Company and its subsidiaries provide for depreciation of vehicles and other equipment on operating leases or in company use generally on a straight-line basis. The provision for depreciation is adjusted for the difference between the net book value and the proceeds of sale or salvage on disposal of the assets. The Company evaluates its depreciation policy for leased vehicles on a regular basis.

INTANGIBLE ASSETS:
-----------------
Intangible assets, principally the excess of cost over the fair value of identifiable net assets of purchased businesses, are amortized using the straight-line method over periods not exceeding 40 years.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION:
----------------------------
All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of stockholder's equity.

FINANCIAL INSTRUMENTS:
---------------------
The Company is party to a variety of interest rate and foreign exchange swap agreements and options. These financial exposures are managed in accordance with corporate policies and procedures.

As part  of the  approval  process,  GMAC  management  identifies  the  specific
financial  risk  which  the  derivative   transaction   will  minimize  and  the
appropriate hedging instrument to be used to reduce the risk. If it is determined that a high correlation between a specific transaction risk and the hedging instrument does not exist, the transaction is generally not approved. In those infrequent instances in which approval is received for a hedging transaction that does not have a high correlation, the derivative is marked-to-market for accounting purposes.

The Company accounts for interest rate swap agreements using settlement accounting as they alter the characteristics of assets or liabilities to which they are matched. The cash flows from interest rate swaps are accounted for as adjustments to interest income or expense depending on the underlying exposure. Gains and losses from terminated contracts are deferred and amortized over the remaining period of the original swap or the remaining term of the underlying exposure whichever is shorter. Open swap positions are reviewed regularly to ensure that they remain effective in managing interest rate risk. Written options (including related premiums) and interest rate basis swaps are marked-to-market on a current basis with the related income or expense included in other income. Portfolio swaps are identified with specific portfolios of assets or liabilities with any amounts due or payable, and amounts paid or received, offset against the related interest income or expense.

Foreign exchange swap agreements are entered into in connection with the Company's management of its foreign currency exposures and are accounted for using settlement accounting as it relates to periodic interest payments. The foreign currency gains and losses associated with these contracts offset the correlating foreign currency gains and losses related to the designated liabilities.

INSURANCE OPERATIONS:
--------------------
GMAC Insurance Holdings, Inc. and its subsidiaries (collectively GMACI) perform a wide array of insurance underwriting including personal, mechanical and commercial coverages. In addition, property and casualty risks are assumed from other insurers, primarily in the United States. Premiums are earned on a basis related to coverage provided over the terms of the policies or reinsurance assumed contracts. Commissions, premium taxes and other costs that vary with and are primarily related to acquiring new business are deferred and amortized over the terms of the related policies on the same basis as premiums are earned. The liability for losses and loss expenses includes amounts relating to reinsurance agreements and represents the accumulation of estimates.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONCLUDED)

INSURANCE OPERATIONS (CONCLUDED):
--------------------------------
for reported losses and a provision for losses incurred but not reported. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred. Insurance liabilities are necessarily based on estimates and the ultimate liability may vary from such estimates. The estimates are continually reviewed and adjustments are included in income.

USE OF ESTIMATES:
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts which differ from those estimates.


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  FINANCE RECEIVABLES

The composition of finance receivables outstanding at December 31, 1997 and 1996 is summarized as follows:


                                                          DECEMBER 31,
                                                        ----------------
                                                        1997        1996
                                                        ----        ----
                                                     (in millions of dollars)

United States

 Retail ...........................................  $ 26,570.2  $ 26,708.1
 Wholesale ........................................    15,212.7    13,608.6
 Leasing and lease financing ......................       716.2     1,180.0
 Term loans to dealers and others .................     3,506.6     3,377.7
                                                     ----------  ----------
Total United States ...............................    46,005.7    44,874.4
                                                     ----------  ----------

Canada
 Retail ...........................................     1,088.5       657.8
 Wholesale ........................................     2,245.9     1,615.8
 Leasing and lease financing ......................       962.3       834.1
 Term loans to dealers and others .................       215.6       178.2
                                                     ----------  ----------
Total Canada ......................................     4,512.3     3,285.9
                                                     ----------  ----------

Europe
 Retail ...........................................     4,944.2     5,803.5
 Wholesale ........................................     3,828.5     3,951.3
 Leasing and lease financing ......................       578.1       561.9
 Term loans to dealers and others .................       279.7       241.9
                                                     ----------  ----------
Total Europe ......................................     9,630.5    10,558.6
                                                     ----------  ----------

Other Countries
 Retail ...........................................     2,026.0     2,283.8
 Wholesale ........................................     1,048.0     1,085.4
 Leasing and lease financing ......................       523.7       619.4
 Term loans to dealers and others .................       124.2       143.6
                                                     ----------  ----------
Total Other Countries .............................     3,721.9     4,132.2
                                                     ----------  ----------

Total finance receivables .........................    63,870.4    62,851.1
                                                     ----------  ----------

Deductions
 Unearned income ..................................     3,336.6     3,549.3
 Allowance for credit losses ......................       903.0       921.8
                                                     ----------  ----------
Total deductions ..................................     4,239.6     4,471.1
                                                     ----------  ----------
Finance receivables, net ..........................  $ 59,630.8  $ 58,380.0
                                                     ==========  ==========

The aggregate amount of total finance receivables maturing in each of the five years following December 31, 1997, is as follows: 1998 - $37,416.3 million; 1999
- $10,575.1 million;  2000 - $8,125.6 million;  2001 - $4,860.5 million;  2002 -
$2,065.8 million; 2003 and thereafter - $827.1 million.



                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  FINANCE RECEIVABLES (CONCLUDED)

The following table presents an analysis of the allowance for automotive credit losses:


                                                 DECEMBER 31,
                                           ----------------------
                                           1997     1996     1995
                                           ----     ----     ----

Allowance for credit losses at

 beginning of the year .................  $ 921.8  $ 807.9  $ 693.3
                                          -------  -------  -------

Charge-offs
 United States .........................   (521.9)  (601.3)  (372.2)
 Other Countries .......................    (82.2)   (69.9)   (50.2)
                                          -------  -------  -------
Total charge-offs ......................   (604.1)  (671.2)  (422.4)
                                          -------  -------  -------

Recoveries and other
 United States .........................    110.0    125.3    102.0
 Other Countries .......................     (2.8)    10.6      2.5
                                          -------  -------  -------
Total recoveries and other .............    107.2    135.9    104.5

Transfers to sold receivables
 allowance .............................    (44.6)   (19.8)   (16.3)
Provisions charged to income ...........    522.7    669.0    448.8
                                          -------  -------  -------

Allowance for credit losses
 at end of the year ....................  $ 903.0  $ 921.8  $ 807.9
                                          =======  =======  =======


Impaired loans of the Company are carried at the lower of book value or the fair value of the collateral. The following table presents a summary of the allowance for credit losses on impaired loans for the years ended December 31, 1997 and 1996:


                                                  1997            1996
                                                  ----            ----
                                                (in millions of dollars)
Allowance for credit losses at
 beginning of the year ....................... $     78.9      $    118.4
     Additions/(subtractions) ................       24.2           (17.1)
     Net charge-offs .........................      (14.6)          (22.4)
                                               ----------      ----------
Allowance for credit losses at
 end of the year ............................. $     88.5      $     78.9
                                               ==========      ==========

The total investments in these loans were $211.9 million and $163.3 million at December 31, 1997 and 1996, respectively. The average recorded investments during 1997 and 1996 were $192.7 million and $207.9 million, respectively. The
Company's policy is to recognize interest income related to impaired loans on a cash basis.


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  SALE OF FINANCE RECEIVABLES

The Company participates in various sales of receivables programs and has sold retail finance receivables through special purpose subsidiaries with principal aggregating $5.4 billion in 1997, $2.2 billion in 1996 and $3.6 billion in 1995. These subsidiaries generally retain a subordinated investment of no greater than 7.5% of the total receivables pool and market the remaining portion. These subordinated investments absorb losses related to sold receivables to the extent that such losses are greater than the excess cash flows from those receivables and cash reserves related to the sale transaction. Pre-tax gains relating to such sales recorded in other income (excluding limited recourse loss provisions which generally have been provided at the time the contracts were originally acquired) amounted to $84.8 million in 1997, $35.2 million in 1996 and $38.2 million in 1995. The Company continues to service these receivables for a fee which is considered to be adequate compensation and earns other related ongoing income. The Company's sold retail finance receivable servicing portfolio amounted to $6.0 billion and $4.3 billion at December 31, 1997 and 1996, respectively.

The Company has sold wholesale receivables on a revolving basis resulting in decreases in wholesale outstandings of $6.3 billion and $5.4 billion at December 31, 1997 and 1996, respectively. The Company continues to service these receivables for a fee which is considered to be adequate compensation and is committed to sell eligible wholesale receivables arising in certain dealer accounts.

On January 1, 1997, the Company adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for all applicable transactions. SFAS No. 125 addresses the accounting for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and the accounting for and classification of previously recognized excess servicing assets. In accordance with the requirements of this statement, the Company has reclassified amounts previously classified as excess servicing receivables to interest-only strip receivables and reclassified its previously recognized subordinated interest in trusts from due and deferred from receivable sales to investments in securities. In addition, this statement requires such amounts to be recorded at estimated fair value. The excess of market value over cost for interest-only strip receivables is recorded within a separate component of stockholder's equity, net of related income taxes. SFAS No. 125 did not have a material impact on the Company's calculation of gains related to the sale of finance receivables. Restatement of prior periods is not permitted.

The Company's interest-only strip receivables cash flows, subordinated interests in trusts, cash deposits and other related amounts are generally restricted assets and subject to limited recourse provisions. The following is a summary of amounts included in due and deferred from receivable sales, net.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  SALE OF FINANCE RECEIVABLES (CONCLUDED)
                                                    DECEMBER 31,
                                              ------------------------
                                                  1997        1996
                                              -----------  -----------
                                              (in millions of dollars)
Excess Servicing (1).........................  $     --    $    122.8
Interest-only strip receivables (1)..........       251.1        --
Other restricted amounts:
 Subordinated interests in trusts (2) .......        --         288.5
 Cash deposits held by trusts ...............       433.9       770.8
 Other ......................................        45.2        64.0
Allowance for estimated credit losses on
 sold receivables ...........................       (39.7)      (31.6)
                                               ----------  ----------
Total due and deferred from receivable sales   $    690.5  $  1,214.5
                                               ==========  ==========

(1) In accordance with SFAS No. 125, amounts previously classified as excess servicing receivables were reclassified to interest-only strip receivables.

(2) In accordance with SFAS No. 125, amounts were reclassified to investments in securities.


The following table presents a summary of the allowance for estimated credit losses on sold receivables:

                                                  DECEMBER 31,
                                          -------------------------
                                          1997       1996      1995
                                          ----       ----      ----
                                          (in millions of dollars)
Allowance for estimated credit

 losses at beginning of the year ..... $   31.6   $   44.2  $   62.8
Transfers from allowance for credit
 losses ..............................     44.6       19.8      16.3
Charge-offs ..........................    (36.5)     (32.4)    (34.9)
                                       --------   --------  --------

Allowance for estimated credit
 losses at end of the year ........... $   39.7   $   31.6  $   44.2
                                       ========   ========  ========


NOTE 4.  INVESTMENT IN OPERATING LEASES

Operating leases at year-end were as follows:


                                                    DECEMBER 31,
                                             -----------------------
                                                 1997        1996
                                             -----------  ----------
                                             (in millions of dollars)
Investment in operating leases
   Vehicles and other equipment, at cost ...  $ 32,752.7  $ 31,838.9
     Less: Accumulated depreciation ........     6,903.6     6,929.4
                                              ----------  ----------
Investment in operating leases, net ........  $ 25,849.1  $ 24,909.5
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

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  INVESTMENT IN OPERATING LEASES (CONCLUDED)

The lease payments applicable to equipment on operating leases maturing in each of the five years following December 31, 1997, are as follows: 1998 - $5,569.6 million; 1999 - $3,566.2 million; 2000 - $1,560.3 million; 2001 - $139.4 million and 2002 - $6.7 million.

Each of these assets is depreciated on a straight-line basis over a period of time which is consistent with the term of the underlying operating lease agreement.


NOTE 5.  INVESTMENTS IN SECURITIES

Bonds, equity securities, notes and other investments are carried at fair value. For available for sale investments, the aggregate excess of market value over cost, net of related income taxes, is included within a separate component of stockholder's equity. For mortgage-related trading securities, the excess of market value over cost is included in income. The Company determines cost on the specific identification basis. The fair value of the investments, except for the mortgage-related trading securities portfolio and retained interests in securitizations, is based on quoted market prices. The fair value of the mortgage-related trading securities and retained interests in securitizations is based on estimated market value.



                                                DECEMBER 31, 1997
                                    ------------------------------------------
                                              Fair      Unrealized  Unrealized
TYPE OF SECURITY                    COST      VALUE        GAINS      LOSSES
-----------------------             ----      -----     ----------  ----------
                                             (in millions of dollars)
Bonds, notes and other securities:
 United States government
  and governmental agencies
  and authorities ............  $    687.1  $    694.2  $     7.2   $   ( 0.1)
 States, municipalities and
  political subdivisions .....     1,575.8     1,685.5      120.7       (11.0)
 Mortgage-related securities         110.7       113.3        2.7       ( 0.1)
 Subordinated interests in
  trusts .....................       554.9       557.6        2.7         --
 Other .......................     1,846.4     1,883.9       47.4       ( 9.9)
                                ----------  ----------  ---------   ----------
Total debt securities
  available for sale .........     4,774.9     4,934.5      180.7       (21.1)
 Mortgage-related securities
  held for trading purposes ..     2,062.6     2,062.6        --          --
                                ----------  ----------  ---------   ----------
Total debt securities ........     6,837.5     6,997.1      180.7       (21.1)
                                ----------  ----------  ---------   ----------

Equity securities
 available for sale ..........       523.1       899.0      415.7       (39.8)
                                ----------  ----------  ---------   ----------

Total investments in securities $  7,360.6  $  7,896.1  $   596.4   $   (60.9)
                                ==========  ==========  =========   ==========


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  INVESTMENTS IN SECURITIES (CONTINUED)


                                               DECEMBER 31, 1996
                                   -------------------------------------------
                                              Fair      Unrealized  Unrealized
TYPE OF SECURITY                   COST       VALUE       GAINS       LOSSES
----------------                   ----       -----     ----------  ----------
                                           (in millions of dollars)
Bonds, notes and other securities:
 United States government
  and governmental agencies
  and authorities ............  $    324.9  $    328.4  $     3.9   $   (0.4)
 States, municipalities and
  political subdivisions .....     1,573.4     1,647.9       84.7      (10.2)
 Mortgage-related securities          61.9        63.9        2.1       (0.1)
 Other .......................     1,145.8     1,176.1       35.6       (5.3)
                                ----------  ----------  ---------   --------
Total debt securities
  available for sale .........     3,106.0     3,216.3      126.3      (16.0)
 Mortgage-related securities
  held for trading purposes ..       697.3       697.3        --          --
                                ----------  ----------  ---------   --------
Total debt securities ........     3,803.3     3,913.6      126.3      (16.0)
                                ----------  ----------  ---------   --------

Equity securities
 available for sale ..........       327.8       643.2      325.9      (10.5)
                                ----------  ----------  ---------   --------

Total investments in securities $  4,131.1  $  4,556.8  $   452.2   $  (26.5)
                                ==========  ==========  =========   ========


The distribution of maturities of debt securities outstanding at December 31, 1997 is summarized as follows:



                                             DECEMBER 31, 1997
                                             -----------------
                                                         Fair
MATURITY                                      COST       VALUE
--------                                      ----       -----
                                          (in millions of dollars)
Due in one year or less .................  $    376.0  $    361.4
Due after one year through five years ...     2,072.6     2,127.2
Due after five years through ten years ..     1,334.7     1,386.5
Due after ten years .....................       880.9       946.1
Mortgage-related securities .............     2,173.3     2,175.9
                                           ----------  ----------
Total debt securities ...................  $  6,837.5  $  6,997.1
                                           ==========  ==========

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  INVESTMENTS IN SECURITIES (CONCLUDED)


The following table summarizes proceeds, gains and losses realized from the sale of investment securities during the three year period ended December 31, 1997:


                                  1997        1996        1995
                                  ----        ----        ----
                                     (in millions of dollars)

     DEBT SECURITIES:
     Sale proceeds ............ $2,318.7    $2,101.8    $1,370.9
     Gross realized gains .....     54.7        44.6        21.4
     Gross realized losses ....     18.3        18.7        15.5

    EQUITY SECURITIES:
     Sale proceeds ............ $  365.4    $  234.4    $  202.7
     Gross realized gains .....    121.1        84.4        87.4
     Gross realized losses ....     27.3        10.1         6.9



NOTE 6.  NONEARNING ASSETS

Nonearning assets consisted of:



                                                              DECEMBER 31,
                                                            ----------------
                                                            1997        1996
                                                            ----        ----
                                                        (in millions of dollars)
    Property and equipment at cost ....................  $     410.9 $    276.1
    Accumulated depreciation ..........................       (132.6)    (115.3)
                                                         ------------ ---------
    Net property and equipment ........................        278.3      160.8
    Nonperforming assets (net of valuation reserves)...        411.5      339.7
    Ceded loss and LAE reserve/reinsurance receivable .        677.5      424.9
    Insurance premiums receivable .....................        358.1      151.0
    Residential servicing advances ....................         53.7       44.2
    Deferred policy acquisition cost ..................        317.2      237.7
    Intangible assets, net of accumulated amortization         718.4      168.7
    Other assets ......................................      1,264.2      639.0
                                                         ----------- ----------
    Total nonearning assets ...........................  $   4,078.9 $  2,166.0
                                                         =========== ==========


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.  LINES OF CREDIT WITH BANKS

The Company maintains four syndicated bank credit facilities in the U.S. and Europe.

As of December 31, 1997, syndicated bank credit facilities in the U.S. included a five year, $10.0 billion revolving credit facility, which expires in May 2002, and an $11.6 billion 364-day asset-backed commercial paper liquidity and receivables credit facility for New Center Asset Trust (NCAT), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

In Europe, the syndicated facilities are used as needed to fund GMAC's financing operations in line with the Company's historical reliance on bank debt outside the U.S. and Canada. In this regard, these five-year syndicated facilities expire in May 2002 and are comprised of a $500 million revolving credit facility to GMAC International Finance, B.V. in the Netherlands and a 400 million United Kingdom Pound Sterling revolving credit facility to General Motors Acceptance Corporation (U.K.) plc.

With respect to the $10.0 billion U.S. revolving credit facility, the Company has agreed to a covenant such that, so long as the commitments remain in effect or any amount is owing to any lender under such commitments, the ratio of consolidated debt to total stockholder's equity at the last day of any fiscal quarter shall not exceed 11.0:1. At December 31, 1997 and 1996, this ratio amounted to 9.9:1 and 9.5:1, respectively.

Inclusive of these syndicated agreements, credit facilities maintained worldwide totaled $39.8 billion at December 31, 1997, compared to $40.7 billion at December 31, 1996. Facilities available for use as commercial paper back-up in the United States amounted to $21.6 billion at December 31, 1997 and $22.2 billion at December 31, 1996, all of which were unused. GMAC Mortgage
Corporation had $1.8 billion of bank lines of credit at December 31, 1997, compared with $1.4 billion at December 31, 1996, which are utilized in the normal course of business. Of these lines, $0.4 billion and $0.3 billion were unused at December 31, 1997 and 1996, respectively.

Credit facilities supporting operations in Canada, Europe, Latin America and Asia-Pacific totaled $16.4 billion at December 31, 1997 and $17.1 billion at December 31, 1996 of which $8.4 billion and $8.1 billion were unused at December 31, 1997 and 1996, respectively. As of December 31, 1997, the committed and uncommitted portion of such credit facilities totaled $4.5 billion and $11.9 billion, respectively. As of December 31, 1996, the committed and uncommitted portion of such credit facilities totaled $5.0 billion and $12.1 billion, respectively.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.  NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE YEAR



                                                   DECEMBER 31,
                                                 ----------------
                                                 1997        1996
                                                 ----        ----
                                             (in millions of dollars)
Short-term notes
 Commercial paper ..........................  $ 27,460.9  $ 22,650.8
 Master notes ..............................       248.2       289.3
 Demand notes ..............................     3,709.2     3,396.4
 Other .....................................       869.3       894.9
                                              ----------  ----------
Total principal amount .....................    32,287.6    27,231.4
Unamortized discount .......................      (192.0)     (189.4)
                                              ----------  ----------
Total ......................................    32,095.6    27,042.0
                                              ----------  ----------

Bank loans and overdrafts
 United States .............................     1,660.8     1,068.0
 Other Countries ...........................     6,850.1     7,756.4
                                              ----------  ----------
Total ......................................     8,510.9     8,824.4
                                              ----------  ----------

Other notes, loans and debentures
 payable within one year
  United States ............................     8,869.2     9,180.7
  Other countries ..........................       923.8       762.8
                                              ----------  ----------
Total ......................................     9,793.0     9,943.5
                                              ----------  ----------

Total payable within one year ..............  $ 50,399.5  $ 45,809.9
                                              ==========  ==========

The weighted average maturities of commercial paper was 46 days at December 31, 1997 and 54 days at December 31, 1996.

The weighted average interest rates on short-term borrowings outstanding (original term of one year or less) at December 31, 1997 and 1996 were 5.48% and 5.65%, respectively.

After consideration of foreign currency swaps, the above maturities denominated in currencies other than the U.S. Dollar primarily consist of the Canadian Dollar ($4,257.9 million), German Mark ($2,958.1 million), United Kingdom Pound Sterling ($1,389.9 million) and Australian Dollar ($738.0 million). The Company and its subsidiaries have entered into foreign currency swap agreements to hedge exposures related to notes and loans payable in currencies other than the local currency of the debt issuing entity.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.  NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE YEAR (CONCLUDED)

One debt issue totaling $100.0 million is redeemable, at par or slightly above, at the Company's option. The debt issue is redeemable anytime until prior to the March 1998 maturity date.

The Company's debt includes $1,095.0 million in notes with variable rates which provide investors with the option to cause GMAC to repurchase them at specific dates through June 1998. Generally, the probability of exercising an option would increase in the event that one or more of the Company's security ratings is reduced or an increase in market interest rates occurs and the notes are subject to fixed interest rates. For purposes of the above maturities, it is assumed that no repurchase will occur.

To achieve its desired balance between fixed and variable rate debt, the Company has entered into interest rate swap, interest rate cap, and forward starting interest rate swap agreements. The breakdown between the fixed and variable interest rate amounts based on contractual terms (predominately based on London Interbank Offering Rate (LIBOR)) and after the effect of interest rate derivatives is as follows:



                                                  DECEMBER 31,
                                               -----------------
                                               1997         1996
                                               ----         ----
                                            (in millions of dollars)

DEBT BALANCES BASED ON CONTRACTUAL TERMS:
Fixed amount .............................   $39,582.1     $39,472.1
Variable amount ..........................    11,015.5       6,538.8

DEBT BALANCES AFTER EFFECT OF DERIVATIVES:
Fixed amount .............................   $39,448.1     $39,756.2
Variable amount ..........................    11,149.5       6,254.7



                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.  NOTES, LOANS AND DEBENTURES PAYABLE AFTER ONE YEAR


                              Weighted average         DECEMBER 31,
                              interest rates at  --------------------
MATURITY                      DECEMBER 31, 1997     1997         1996
----------------------------  -----------------  ----------   -------
                                                (in millions of dollars)
United States currency
 1998 ......................       --            $    -       $  7,922.2
 1999 ......................       6.6%             8,479.7      5,599.7
 2000 ......................       7.1%             4,567.7      3,478.7
 2001 ......................       6.8%             4,534.8      3,083.8
 2002 ......................       6.4%             6,329.1      2,110.2
 2003 ......................       6.9%             2,602.8      2,270.0
 2004 - 2008 ...............       6.9%             2,075.5      1,342.5
 2009 - 2013 ...............      10.2%             1,215.4      1,203.5
 2014 - 2018 ...............      10.3%               373.8        373.8
 2019 - 2049 ...............       5.4%                75.0         75.0
                                                 ----------   ----------
Total United States currency                       30,253.8     27,459.4

Other currencies
 1999 - 2007 ...............       6.0%             6,715.2      6,157.9
                                                 ----------   ----------

Total notes, loans and
 debentures ................                       36,969.0     33,617.3
Unamortized discount .......                         (693.8)      (738.4)
                                                 ----------   ----------
Total notes, loans and
 debentures payable after
 one year ..................                     $ 36,275.2   $ 32,878.9
                                                 ==========   ==========

The aggregate principal amounts of notes, loans and debentures with terms of more than one year from dates of issue, maturing in the years following December 31, 1998, are as follows: 1999 - $11,315.3 million; 2000 - $6,133.3 million;
2001 - $5,881.5  million;  2002 - $6,978.1  million;  and 2003 and  thereafter -
$6,660.8 million.

After consideration of foreign currency swaps, the above maturities which are denominated in currencies other than the U.S. Dollar, primarily consist of the Canadian Dollar ($3,153.7 million), United Kingdom Pound Sterling ($1,150.6 million), German Mark ($1,133.7 million) and Australian Dollar ($858.0 million). The Company and its subsidiaries have entered into foreign currency swap agreements to hedge exposures related to notes and loans payable in currencies other than the local currency of the debt issuing entity.

The Company has issued warrants to subscribe for up to $50 million aggregate principal amount of 7.00% notes due August 15, 2002. The warrants are exercisable up to and including August 15, 2000.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.  NOTES, LOANS AND DEBENTURES PAYABLE AFTER ONE YEAR (CONCLUDED)

The Company has issued warrants to subscribe for up to $300 million aggregate principal amount of 6.50% Notes due October 15, 2009. The warrants are exercisable up to and including October 15, 2007.

Debt issues totaling $1,652.2 million are redeemable, at par or slightly above, at the Company's option. The debt issues are redeemable anytime until prior to their maturity dates with the latest maturity date in November 2049.

The Company's debt includes $1,700.0 million in notes with fixed rates and $425.0 million in notes with variable rates which provide investors with the option to cause GMAC to repurchase them at specific dates through November 2049. Generally, the probability of exercising an option would increase in the event that one or more of the Company's security ratings is reduced or an increase in market interest rates occurs and the notes are subject to fixed interest rates. For purposes of the above maturities, it is assumed that no repurchase will occur.

To achieve its desired balance between fixed and variable rate debt, the Company has entered into interest rate swap, interest rate cap, and forward starting interest rate swap agreements. The breakdown between the fixed and variable interest rate amounts based on contractual terms (predominately based on LIBOR) and after the effect of interest rate instruments is as follows:



                                                   DECEMBER 31,
                                               -------------------
                                               1997           1996
                                               ----           ----
                                              (in millions of dollars)

DEBT BALANCES BASED ON CONTRACTUAL TERMS:
Fixed amount .............................   $29,192.7      $27,146.0
Variable amount ..........................     7,776.3        6,471.3

DEBT BALANCES AFTER EFFECT OF DERIVATIVES:
Fixed amount .............................   $27,278.4      $27,097.6
Variable amount ..........................     9,690.6        6,519.7


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.  UNITED STATES, FOREIGN AND OTHER INCOME TAXES

The Company and its domestic subsidiaries join with General Motors Corporation in filing a consolidated United States federal income tax return. The portion of the consolidated tax recorded by the Company and its subsidiaries included in the consolidated tax return generally is equivalent to the liability that would have been incurred on a separate return basis. Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on remittance of the Company's share of its subsidiaries' undistributed earnings not deemed to be indefinitely reinvested. Taxes have not been provided on foreign subsidiaries' earnings which are deemed indefinitely reinvested of approximately $917.0 million at December 31, 1997 and $836.0 million at December 31, 1996. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

Deferred income taxes reflect the impact of "temporary differences" between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws.

The tax effects of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities for 1997 and 1996 are as follows:



                                                DECEMBER 31, 1997
                                               --------------------
                                               ASSET      LIABILITY
                                               -----      ---------
                                             (in millions of dollars)
Lease transactions ......................... $     --     $  2,711.1
Provision for credit losses ................      368.7         --
Debt transactions ..........................       --          333.1
Unrealized gain on securities ..............       --          229.3
State and local taxes ......................       --          135.9
Insurance loss reserve discount ............      134.0         --
Unearned insurance premiums ................      136.7         --
Other postretirement benefits ..............      229.5         --
Other ......................................      227.0        263.6
                                             ----------   ----------
Total deferred income taxes ................ $  1,095.9   $  3,673.0
                                             ==========   ==========


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.  UNITED STATES, FOREIGN AND OTHER INCOME TAXES (CONTINUED)


                                                DECEMBER 31, 1996
                                                -------------------
                                                ASSET     LIABILITY
                                                -----     ---------
                                             (in millions of dollars)

Lease transactions .........................  $     --    $  2,220.9
Provision for credit losses ................       316.8        --
Debt transactions ..........................        --         322.5
Unrealized gain on securities ..............        --         211.0
State and local taxes ......................        --         172.6
Insurance loss reserve discount ............        93.7        --
Unearned insurance premiums ................        92.9        --
Other postretirement benefits ..............       213.7        --
Other ......................................       281.7       287.6
                                              ----------  ----------
Total deferred income taxes ................  $    998.8  $  3,214.6
                                              ==========  ==========

The significant components of income tax expense are as follows:



                                   FOR THE YEARS ENDED DECEMBER 31,
                                   --------------------------------
                                     1997        1996        1995
                                   --------    --------    --------
                                       (in millions of dollars)

Income taxes estimated to be currently payable:
 United States federal .........  $     71.0  $    422.9   $   150.7
 Foreign .......................       279.9       224.9       103.3
 United States state and local .       138.6       103.2        27.1
                                  ----------  ----------   ---------
Total income taxes currently
 payable .......................       489.5       751.0       281.1
                                  ----------  ----------   ---------

Deferred income taxes:
 United States federal .........       553.6        51.4       248.8
 Foreign .......................       (77.0)       49.3       185.6
 United States state and local .       (53.2)      (14.5)       36.7
                                  ----------  -----------  ---------
Total deferred income taxes ....       423.4        86.2       471.1
                                  ----------  ----------   ---------

Income tax expense .............  $    912.9  $    837.2   $   752.2
                                  ==========  ==========   =========

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  UNITED STATES, FOREIGN AND OTHER INCOME TAXES (CONCLUDED)

Income tax provisions recorded by the Company differ from the computed amounts developed by applying the statutory United States federal income tax rate to income before income taxes. The following schedule reconciles the U.S. statutory income tax rate to the actual income tax rate recorded by the Company:



                                     FOR THE YEARS ENDED DECEMBER 31,
                                     --------------------------------
                                      1997        1996        1995
                                     ------      -----       --------

United States federal statutory
 income tax rate..................    35.0%       35.0%       35.0%
Effect of:
 State and local income taxes ....     3.1         2.9         2.4
 Tax exempt interest and
  dividends received which are
  not fully taxable ..............    (1.4)       (1.5)       (1.7)
 Adjustment to U.S. taxes on
  foreign income .................     1.8         2.5         3.3
 Foreign income tax rate
   differential ..................     0.8         2.3         4.4
 Other ...........................     1.9        (0.9)       (1.2)
                                   ----------  ----------  --------
Effective tax rate ...............    41.2%       40.3%       42.2%
                                   ==========  ==========  ========


NOTE 11.  PENSION PROGRAM

The Company and certain of its subsidiaries participate in various pension plans of General Motors Corporation and its domestic and foreign subsidiaries, which cover substantially all of their employees. Benefits under the plans are generally related to an employee's length of service, salary, and where applicable, contributions. GMACMG and certain subsidiaries of GMACI have separate retirement plans which provide for pension payments to their eligible employees upon retirement. Pension expense of the Company and its subsidiaries amounted to $17.2 million, $28.9 million and $27.9 million in 1997, 1996 and 1995, respectively.


NOTE 12.  OTHER POSTRETIREMENT BENEFITS

The Company and certain of its subsidiaries participate in various postretirement medical, dental, vision and life insurance plans of General Motors Corporation. These benefits are funded as incurred from the general assets of the Company.

The Company accrues postretirement benefit costs over the active service period of employees to the date of full eligibility for such benefits. The Company has provided for certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as other postretirement benefits. Notwithstanding the recording of such amounts and the use of these terms, the Company does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of the Company (other than pensions) represent legally enforceable liabilities of the Company.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12.  OTHER POSTRETIREMENT BENEFITS (CONCLUDED)

The total non-pension postretirement benefits expense of the Company amounted to $58.1 million, $55.3 million and $57.0 million in 1997, 1996 and 1995 respectively, and was comprised of the components set forth below:


                                    FOR THE YEARS ENDED DECEMBER 31,
                                    --------------------------------
                                       1997      1996       1995
                                    ---------  --------  -----------
                                       (in millions of dollars)

Benefits attributed to
 the current year ..............      $ 11.2    $ 11.9    $ 12.7
Interest accrued on benefits
 attributed to prior years .....        46.9      43.4      44.3
                                       -----    ------    ------

Total non-pension postretirement
 benefits expense ..............      $ 58.1    $ 55.3    $ 57.0
                                      ======    ======    ======


NOTE 13.  TRANSACTIONS WITH AFFILIATES

The Company is wholly-owned by GM and as such, may receive support from GM if necessary to maintain competitive leverage levels and its fixed charges coverage ratio. No such payments were received during 1997, 1996 or 1995.

Retail installment and lease contracts acquired by GMAC in the U.S. and Canada that included rate subvention from GM, payable directly or indirectly to GM dealers, were 78.0%, 51.8% and 44.2% of total retail installment and lease contracts acquired during 1997, 1996 and 1995 respectively. Rate subvented programs for GMAC's international operations were not significant during 1997, 1996 and 1995.

Agreements with GM provide for payment to the Company for residual value support on certain retail leasing transactions. Amounts included in income for these transactions totaled $428.0 million, $432.7 million and $120.7 million in 1997, 1996 and 1995, respectively.

On occasion, the Company may also extend loans to GM, its subsidiaries and affiliates. Outstanding loans to GM and affiliates totaled $551.7 million and $190.5 million at December 31, 1997 and December 31, 1996, respectively. Total interest income from these loans is included in other income and amounted to $38.0 million, $22.2 million and $73.4 million in 1997, 1996 and 1995, respectively.

The Company purchases certain vehicles which GM acquired from its fleet and rental customers. The cost of these vehicles held for resale, which is included in other earning assets, was $437.8 million at December 31, 1997, compared with $600.2 million at December 31, 1996. Included in other income is service fee income received from GM on these vehicles amounting to $31.0 million, $23.9 million and $41.2 million in 1997, 1996 and 1995, respectively.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13.  TRANSACTIONS WITH AFFILIATES (CONCLUDED)

The amounts due GM and its affiliated companies at the balance sheet dates relate principally to current wholesale financing of sales of GM products and nonrecourse transfers for consideration of a portion of future lease revenues. During the first quarter of 1996, the settlement terms related to the wholesale financing of certain GM products were accelerated to shipment date. To the extent that wholesale settlements with GM are made prior to the expiration of transit, interest is received from GM. Interest received on this arrangement is included in other income and totaled $70.3 million and $55.0 million in 1997 and 1996, respectively.

The Company receives technical and administrative advice and services from GM and also occupies office space furnished by GM. Costs of such services, which are included in other operating expenses, amounted to $33.8 million, $26.4 million and $26.1 million in 1997, 1996 and 1995, respectively.

The  Company  purchases  data  processing  and   communications   services  from
Electronic Data Systems Corporation, a subsidiary of GM until June 7, 1996.

Insurance   premiums   earned   by   GMACI  on  certain  coverages  provided  to
GM totaled $387.6 million, $288.7 million and $253.0 million in 1997, 1996 and 1995, respectively.


NOTE 14.  MORTGAGE BANKING

GMAC Mortgage Group, Inc. and its subsidiaries (collectively GMACMG) perform a wide array of mortgage banking activities including the origination, purchase, financing and servicing of residential, commercial and multifamily mortgage loans and the issuance of private mortgage-backed securities. In addition, GMACMG actively pursues the acquisition of mortgage servicing rights from other mortgage bankers and financial institutions. Effective January 1, 1996, the Company adopted SFAS No. 122, Accounting for Mortgage Servicing Rights. The impact of adoption was not material to the Company's consolidated financial position or results of operations. SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in June 1996, superseding SFAS No. 77, Reporting by Transferors for Transfers of Receivables with Recourse, and SFAS No. 122. SFAS No. 125 is effective for certain transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The adoption of SFAS No. 125 on January 1, 1997, did not have a material impact on the Company's consolidated financial position or results of operations.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  MORTGAGE BANKING (CONTINUED)

The following summarizes GMACMG's origination and purchase of mortgage loans and the principal balances of acquisitions of mortgage servicing rights for the years ended December 31, 1997 and 1996, respectively.


                                                 1997        1996
                                                 ----        ----
                                             (in millions of dollars)

Loans originated/brokered:
 Residential ...............................  $ 7,569.7   $  5,347.5
 Commercial ................................    5,554.8      3,698.0

Loan purchases .............................   17,742.7     13,111.5

Bulk servicing acquisitions:
 Residential ...............................   10,094.9     14,770.6
 Commercial ................................   12,946.8      7,330.0*

*Includes $2,795.0 million of term loans serviced on behalf of GMAC beginning in 1996.


GMACMG sells a majority of its originated loans into various governmental agency (FHLMC, FNMA and GNMA) mortgage-backed securities and whole loans to private investors while maintaining the right to service such mortgage loans. GMACMG generally packages its purchased mortgage loans into private mortgage-backed securities for sale to investment bankers and private mortgage investors.

As part of its conduit mortgage banking activities, GMACMG retains subordinated and stripped mortgage-backed securities which are classified as trading securities and held at estimated fair value. On certain transactions, GMACMG will retain full or limited recourse for credit or other losses incurred by the purchaser of the loans sold. GMACMG establishes allowances for estimated future losses related to the outstanding recourse obligations which management considers adequate. In addition, GMACMG provides appropriate loss allowances on warehouse lines and other loans held as investments.

The right to service loans is contracted under primary or master servicing agreements. Under primary servicing agreements, GMACMG collects monthly principal, interest and escrow payments from individual mortgagors and performs certain accounting and reporting functions on behalf of the mortgage investors. As master servicer, GMACMG collects monthly payments from various sub-servicers and performs certain accounting and reporting functions on behalf of the mortgage investors. For such servicing activities, the Company earns a servicing fee which is considered to be adequate compensation. With the exception of serviced mortgages owned by GMACMG, the servicing portfolio principal amount is not reflected in the Company's financial statements. Mortgage servicing rights, net of valuation allowances, totaled $1,004.2 million and $719.1 million, at December 31, 1997 and 1996, respectively. The fair value of the mortgage servicing rights at December 31, 1997 and 1996 was $1,097.8 million and $832.1 million, respectively.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  MORTGAGE BANKING (CONCLUDED)

GMACMG has stratified its mortgage servicing rights by predominant risk characteristics, primarily loan and investor type and interest rate interval for purposes of recording amortization expense and measuring impairment. Amortization expense is recorded for each stratum in proportion to and over the period of the projected net servicing income. Impairment is evaluated for each stratum by comparing fair value as estimated using projected discounted cash flows with current market assumptions to the net book value of the related stratum, adjusted for deferred hedge results. Impairment is recorded through a valuation allowance and charged to amortization expense in the period it is determined. At December 31, 1997 and 1996, the valuation allowance totaled $22.8 million and $15.3 million, respectively.

Following are selected financial and statistical information of GMACMG as of December 31, 1997 and 1996:



                                                 1997        1996
                                                 ----        ----
                                             (in millions of dollars)
Servicing portfolio
 Residential ...............................  $ 60,553.7  $ 55,607.3
 Commercial (1).............................    40,199.4    24,853.1
 Master servicing ..........................    46,145.7    34,714.8
 GMACMG intercompany servicing .............    (3,277.3)   (5,131.6)
                                              ----------  ----------
Total ......................................  $143,621.5  $110,043.6
                                              ==========  ==========

Number of serviced loans ...................   1,016,964     819,511
                                               =========  ==========

(1) Includes $2,468.1 million and $2,708.5 million of term loans serviced on behalf of GMAC in 1997 and 1996, respectively.



                                                   DECEMBER 31,
                                                 ----------------
                                                 1997        1996
                                                 ----        ----
                                             (in millions of dollars)

Loans sold with recourse ...................  $ 12,228.1  $ 12,307.6
                                              ----------  ----------

Maximum exposure on loans sold
 Full recourse .............................  $    253.6  $    350.0
 Limited recourse ..........................       664.3       601.2
                                              ----------  ----------
Total ......................................  $    917.9  $    951.2
                                              ==========  ==========

Allowance for losses on loans sold
 with recourse .............................  $     86.3  $     63.0
                                              ----------  ----------


The maximum recourse exposure shown above is net of amounts reinsured with third parties which totaled $195.7 million and $241.3 million at December 31, 1997 and 1996, respectively.


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

Fair value information presented herein is based on information available at December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to December 31, 1997 and 1996 may differ significantly from these amounts. The estimated fair value of financial instruments held by the Company, for which it is practicable to estimate that value, were as follows:

Balance sheet financial instruments:



                          DECEMBER 31, 1997       DECEMBER 31, 1996
                         -------------------     -------------------
                                   Estimated               Estimated
                         Book        Fair        Book        Fair
                         VALUE       VALUE       VALUE       VALUE
                         -----     ---------     -----     ---------
                                 (in millions of dollars)
ASSETS
Cash and cash
  equivalents ....... $    759.2  $    759.2  $    742.3   $    742.3
Investments in
  securities ........    7,896.1     7,896.1     4,556.8      4,556.8
Finance receivables,
 net ................   59,630.8    60,078.6    58,380.0     58,419.3
Notes receivable
 from GM ............      551.7       546.1       190.5        189.4
Real estate mortgages
  held for sale .....    5,119.5     5,138.2     2,785.0      2,818.4
  held for investment      713.0       710.7       611.2        596.6
  lending receivables    2,222.9     2,222.9     1,404.6      1,404.6
  excess servicing ..       --          --         322.9        341.1
Due and deferred from
  receivable sales,
  net ...............      690.5       690.5     1,214.5      1,295.2
LIABILITIES
Debt ................ $ 86,674.7  $ 87,489.3  $ 78,688.8   $ 81,248.2


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Off-balance sheet financial instruments:



                             DECEMBER 31, 1997       DECEMBER 31, 1996
                           ----------------------  -----------------------
                           Contract/               Contract/
                            Notional  Unrealized    Notional   Unrealized
                             AMOUNT   GAIN/(LOSS)    AMOUNT    GAIN/(LOSS)
                           ---------  -----------  ---------   -----------
                                     (in millions of dollars)
Commitments to
  originate/purchase
  mortgages/securities.....$  4,100.8   $     8.3  $  2,626.8    $   (2.1)
Commitments to sell
  mortgages/securities.....   3,865.6        (2.3)    1,531.3         0.4
Mortgage-related futures ..   1,991.9         4.0     1,453.0        (3.2)
Unused mortgage lending
  commitments .............   4,247.6          --     2,769.3         --
Unused revolving credit
  lines to dealers ........     445.7          --       385.1         --
Interest rate
  instruments (1) .........  35,974.2        63.6    42,484.3         3.6
Foreign currency
  instruments (2) .........   6,172.5      (185.5)    4,386.6      (242.5)

(1) The 1997 and 1996 notional balances include $17,044.0 million and $23,725.4 million, respectively, in financial instruments that are recorded at their fair value on the balance sheet. The related net assets recorded on the balance sheet for these financial instruments totaled $27.9 million and $9.8 million at December 31, 1997 and 1996, respectively.

(2) Includes $2,045.6 million and $2,348.1 million in cross currency interest rate swaps with unrealized losses of $191.6 million and $122.3 million at December 31, 1997 and 1996, respectively. The unrealized loss in the fair value of the foreign currency instruments in 1997 and 1996 was offset by the unrealized gain in the fair value of the related underlying debt instruments.


CASH AND CASH EQUIVALENTS:
-------------------------
The book value approximates fair value because of the short maturity of these instruments.

INVESTMENTS IN SECURITIES:
-------------------------
Bonds, equity securities, notes and other investments are carried at fair value which is based on quoted market prices. The fair value of mortgage-related trading securities is based on market quotes, discounted using market prepayment assumptions and discount rates. The interest-only strip receivables are carried at fair value based on discounted expected cash flows using current market rates.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

FINANCE RECEIVABLES, NET:
------------------------
The fair value is estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to each category of finance receivables. The carrying value of wholesale receivables and other receivables whose interest rates adjust on a short-term basis with applicable market indices (generally the prime rate) are assumed to approximate fair value either due to their short maturities or due to the interest rate adjustment feature.

NOTES RECEIVABLE FROM GM:
------------------------
The fair value is estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to certain categories of other earning assets.

REAL ESTATE MORTGAGES:
---------------------
The fair value of mortgage loans held for sale is based upon actual prices received on recent sales of mortgage loans and securities to investors and projected prices obtained through investor indications considering interest rates, mortgage loan type and credit quality. The fair values of loans held for investment and lending receivables is determined through a review of published market information associated with similar instruments.

DUE AND DEFERRED FROM RECEIVABLE SALES, NET:
-------------------------------------------
In accordance with SFAS No. 125 adopted on January 1, 1997, the Company reclassified its previously recognized subordinated interests in trusts from due and deferred from receivable sales to investments in securities. In addition, the Company reclassified amounts previously classified as excess servicing assets to interest-only strip receivables and began carrying such amounts at their fair value. The fair value of interest-only strip receivables is derived by discounting expected cash flows using current market rates.

DEBT:
----
The fair value of the debt payable within one year is determined by using quoted market prices, if available, or calculating the estimated value of each bank loan, note or debenture in the portfolio at the applicable rate in effect. Commercial paper, master notes, and demand notes have an original term of less than 270 days and, therefore, the carrying amount of these liabilities is considered fair value. Debt payable beyond one year has an estimated fair value based on quoted market prices for the same or similar issues or based on the current rates offered to the Company for debt with similar remaining maturities.

COMMITMENTS TO ORIGINATE/PURCHASE MORTGAGES/SECURITIES:
------------------------------------------------------
The fair value of commitments is estimated using published market information associated with commitments to sell similar instruments.

COMMITMENTS TO SELL MORTGAGES/SECURITIES:
----------------------------------------
The fair value of commitments is estimated using published market information associated with similar instruments.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONCLUDED)

MORTGAGE-RELATED FUTURES:
------------------------
The fair value of futures contracts is determined based upon quoted market prices.

UNUSED MORTGAGE LENDING COMMITMENTS:
-----------------------------------
The fair value determination of these commitments is considered in the overall valuation of the underlying assets with which they are associated.

UNUSED REVOLVING CREDIT LINES TO DEALERS:
----------------------------------------
The unused portion of revolving lines of credit extended to dealers will approximate market value since they reprice at prevailing market rates.

INTEREST RATE INSTRUMENTS:
-------------------------
The fair value of the existing interest rate swaps and forward starting interest rate swaps is estimated by discounting expected cash flows using quoted market interest rates. The fair value of written and purchased options is estimated using quoted market prices.

FOREIGN CURRENCY INSTRUMENTS:
----------------------------
The estimated fair value of the foreign currency swaps is derived by discounting expected cash flows using market exchange rates over the remaining term of the agreement.


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

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)

INTEREST RATE INSTRUMENTS:
-------------------------
The Company's financing and cash management activities subject it to market risk from exposure to changes in interest rates. To manage these exposures, the Company has entered into various financial instrument transactions. The Company's objective for entering into these transactions is to minimize interest expense while maintaining the desired level of exposure to the risk of interest rate fluctuations. Interest rate swaps are contractual agreements between the Company and another party to exchange the net difference between a fixed and floating interest rate, or different floating interest rates, periodically over the life of the contract without the exchange of the underlying principal amount. The Company also uses written and purchased options (including interest rate caps). Interest rate cap agreements provide the holder protection against interest rate movements above the established rate. In exchange for assuming this risk, the writer receives a premium at the outset of the agreement.

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

In the normal course of managing its interest rate liabilities, the Company occasionally enters into forward starting interest rate swaps in anticipation of future debt issuances. At December 31, 1997, the Company had entered into forward starting interest rate swaps with notional amounts totaling $1.0 billion to hedge anticipated 1998 debt issuances. At the time at which the Company issues debt, these swaps will generally be terminated and any realized profit or loss related to such swaps will be amortized over the life of the debt or the original term of the swap, whichever is shorter, as either a reduction or increase of interest expense.

Derivative activities resulted in an interest expense increase of $22.5 million, and interest expense decreases of $7.3 million and $1.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. The effect of these transactions on the Company's weighted average borrowing rates was an increase of three basis points in 1997 and basis point decreases of one and less than one in 1996 and 1995, respectively.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)

Summaries of the Company's interest rate swaps and written and purchased options by maturity and weighted average interest rate (predominately based on LIBOR) at December 31, 1997 and 1996, are as follows:



                    INTEREST RATE SWAPS DECEMBER 31, 1997
       -----------------------------------------------------------
       Year     Notional Amount       GMAC Receives      GMAC Pays
       DUE       (IN MILLIONS)          FLOATING           FIXED
       ----     ---------------       -------------      ---------
       1998      $   534.4                5.88%            7.32%
       1999          979.8                5.67%            6.91%
       2000          659.4                6.16%            6.67%
       2001          550.3                5.86%            6.51%
       2002-2003     604.5                5.95%            6.52%
                 ---------
     Subtotal    $ 3,328.4
                 ---------
                                        GMAC Pays        GMAC Receives
                                        FLOATING             FIXED
                                        ---------        -------------
       1998      $ 2,338.6                5.85%            6.43%
       1999        2,778.9                5.81%            6.48%
       2000        1,119.6                6.21%            6.23%
       2001          545.0                5.74%            6.91%
       2002        1,828.3                6.19%            6.30%
                 ---------
     Subtotal    $ 8,610.4(1)
                 ---------
                                        GMAC Pays        GMAC Receives
                                        FLOATING           FLOATING
                                        ---------        -------------
       1998      $ 3,588.7                8.67%            8.49%
       1999        1,862.2                8.25%            7.96%
       2000          579.0                8.43%            8.16%
       2001          120.1                8.25%            8.03%
       2002          674.0                8.60%            8.25%
                 ---------
     Subtotal    $ 6,824.0
                 ---------

     Total       $18,762.8(2)
                 =========

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


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)



                    INTEREST RATE SWAPS DECEMBER 31, 1996
       -----------------------------------------------------------
       Year     Notional Amount       GMAC Receives      GMAC Pays
       DUE       (IN MILLIONS)          FLOATING           FIXED
       ----     ---------------       -------------      ---------

       1997      $   242.7                 5.94%            7.91%
       1998          604.8                 5.95%            7.41%
       1999          922.4                 5.87%            7.02%
       2000          290.3                 5.87%            7.27%
       2001        1,006.3                 5.88%            6.77%
       2002-2006   1,600.0                 5.93%            6.72%
                 ---------
     Subtotal    $ 4,666.5
                 ---------

                                        GMAC Pays        GMAC Receives
                                        FLOATING             FIXED
                                        ---------        -------------
       1997      $ 1,448.9                 5.33%            7.20%
       1998        1,563.2                 5.66%            6.82%
       1999          924.9                 5.47%            7.12%
       2000          105.2                 6.05%            7.05%
       2001          231.9                 5.35%            7.78%
                 ---------
     Subtotal    $ 4,274.1(1)
                 ---------

                                        GMAC Pays        GMAC Receives
                                        FLOATING           FLOATING
                                        ---------        -------------
       1997      $ 2,241.6                 7.28%            8.25%
       1998        3,536.2                 8.37%            8.24%
       1999          583.5                 7.83%            7.96%
       2001           79.0                 8.15%            8.25%
                 ---------
     Subtotal    $ 6,440.3
                 ---------

     Total       $15,380.9(2)
                 =========

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


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)

                          WRITTEN AND PURCHASED OPTIONS
                          -----------------------------
                                                DECEMBER 31,
                                         ------------------------
    YEAR DUE                                1997          1996
    --------                             ----------    ----------
                                             Notional Amounts
                                         (in millions of dollars)
Written interest rate caps (1):
      1997                               $     --      $    398.3
      1998                                    600.0          70.2
      2000                                    400.0          --
                                           ----------    --------
                                         $  1,000.0    $    468.5
                                         ----------    ----------
Purchased interest rate caps:
      1997                               $     --      $  3,000.0
      1998                                     --           600.0
      1999                                     10.0          --
                                         ----------    ----------
                                         $     10.0    $  3,600.0
                                         ----------    ----------

Written options:
      1999                               $  1,000.0    $     --

Purchased options:
      1997                               $     --      $  6,000.0
      1998                                  5,500.0          --
                                         ----------    ----------
Total options                            $  7,510.0    $ 10,068.5
                                         ==========    ==========

(1) December 31, 1996 balances include notional amounts for options with amortizing balances. The notional balances amortize in relation to expected prepayments on the principal balances of the matched assets.


FOREIGN CURRENCY INSTRUMENTS:
----------------------------
The Company's financing activities subject it to market risk from exposure to changes in foreign exchange rates. Currency swaps are used to hedge foreign exchange exposure on foreign currency denominated debt by converting the funding currency to the currency of the assets being financed. Foreign exchange swaps are legal agreements between two parties to purchase and sell a foreign currency, for a price specified at the contract date, with delivery and settlement at both the effective date and maturity date of the contract.

The notional maturities of currency swaps as of December 31, 1997 and 1996 are as follows:

                              CURRENCY SWAPS
               --------------------------------------------
                                         DECEMBER 31,
                                       ----------------
                                       1997        1996
                                       ----        ----
                                   (in millions of dollars)
               Year Due:
               --------
                 1997               $     --    $  1,327.1
                 1998                  1,943.6       797.0
                 1999                  1,175.5     1,205.8
                 2000                    315.6        94.0
                 2001                    617.5       538.4
                 2002                  1,492.4       367.2
                 2003                    472.6        --
                                    ----------  ----------
                Total               $  6,017.2  $  4,329.5
                                    ==========  ==========

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)

Reconciliations of the Company and its subsidiaries' interest rate and currency swaps activities for the years ended December 31, 1997 and 1996, are as follows:



                          INTEREST RATE SWAPS      CURRENCY SWAPS
                          -------------------     ---------------
                              DECEMBER 31,          DECEMBER 31,
                          -------------------     ---------------
                            1997       1996        1997     1996
                          --------   --------     ------   ------
                                   (in millions of dollars)

Beginning notional amount $15,380.9  $ 9,756.3  $ 4,329.5  $ 2,484.7
  Add:
   New contracts ........   9,729.6    9,063.3    6,224.7    3,940.2
  Less:
   Terminated contracts .   4,541.7    1,700.0       --         --
   Expired contracts ....   1,806.0    1,738.7    4,537.0    2,095.4
                          ---------  ---------  ---------  ---------
Ending notional amount .. $18,762.8  $15,380.9  $ 6,017.2  $ 4,329.5
                          =========  =========  =========  =========


The following table summarizes the notional amounts of the Company and its subsidiaries' currency and interest rate swaps by major currency:


                                              DECEMBER 31,
                                        -----------------------
                                           1997         1996
                                        ----------   ----------
                                        (in millions of dollars)
Currency swaps (by currency paid):
  Australian dollars ................... $    611.0  $    873.6
  Canadian dollars .....................    1,260.6       788.9
  United Kingdom pounds sterling .......    1,233.5     1,228.5
  United States dollars ................    2,412.7       492.8
  Other ................................      499.4       945.7
                                         ----------  ----------
Total currency swaps ................... $  6,017.2  $  4,329.5
                                         ----------  ----------

Interest rate swaps:
  United States ........................ $ 16,082.4  $ 13,766.9
  Australia ............................    1,032.8     1,047.6
  Canada ...............................      673.8       357.5
  United Kingdom Pounds Sterling .......      863.5       150.2
  Other ................................      110.3        58.7
                                         ----------  ----------
Total interest rate swaps .............. $ 18,762.8  $ 15,380.9
                                         ----------  ----------

Total currency and interest rate swaps . $ 24,780.0  $ 19,710.4
                                         ==========  ==========


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)

MORTGAGE CONTRACTS:
------------------
GMACMG uses various off-balance sheet financial instruments in the normal course of business to manage inherent risk. The derivative financial instruments are held for purposes other than trading and consist primarily of interest rate floors and caps, written and purchased option contracts, futures contracts, and individually tailored swap products.

GMACMG uses derivative financial instruments to hedge price risk associated with its mortgage loans held for sale. At December 31, 1997 and 1996, the notional amount of such instruments totaled $2,031.4 million and $2,433.3 million, respectively. Realized and unrealized gains and losses associated with these instruments are considered in the lower of cost or market valuation of the mortgage loans. At December 31, 1997, GMACMG had options contracts outstanding on U.S. Treasury instruments and mortgage-related securities.

GMACMG uses derivative financial instruments to hedge price and interest rate risk associated with its mortgage-related securities. At December 31, 1997 and 1996, the notional amount of such instruments totaled $1,363.0 million and
$4,785.5 million, respectively. Realized and unrealized gains and losses associated with these instruments are recognized in the current period on a mark-to-market basis. At December 31, 1997, GMACMG had options and futures contracts outstanding on U.S. Treasury instruments and eurodollars, and had entered into interest rate swap agreements.

GMACMG enters into interest rate swap contracts in an effort to stabilize short-term borrowing costs and maintain a minimum return on certain loans held for investment. At December 31, 1997 and 1996, the notional amount of these instruments totaled $263.7 million and $326.6 million, respectively. The contracts involve the delivery of fixed payments to a counterparty in return for variable payments based upon a published index. The contracts' values fluctuate inversely to the values of the related loan portfolio. The contracts have maturities ranging from two to five years. Amounts paid or received under such contracts are recorded as an adjustment to interest expense.

GMACMG uses interest rate caps and floors, futures, and options on futures contracts to manage potential prepayment activity associated with mortgage servicing rights. At December 31, 1997 and 1996, the notional amount of such instruments totaled $8,035.1 million and $10,960.0 million, respectively. The maturities of these instruments range between four months and five years. These instruments are carried at fair value, with adjustments recorded to the basis of mortgage servicing rights.

GMACMG enters into various commitments to purchase or originate mortgage loans in the normal course of business. Commitments to purchase or originate mortgage loans totaled $4,100.8 million and $2,626.8 million at December 31, 1997 and 1996, respectively. These commitment obligations are considered in conjunction with the lower of cost or market valuation of mortgage inventory held for sale.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)

Warehouse lending involves the extension of short-term secured lines of credit to mortgage originators to finance mortgage loans until such loans are purchased by a permanent investor. Advances under the lines of credit are fully secured by the underlying mortgages and bear interest at a rate which is tied to a short-term index. At December 31, 1997 and 1996, unused warehouse lending commitments totaled $2,533.1 million and $1,793.7 million, respectively. GMACMG enters into foreign exchange contracts to hedge foreign exchange risks associated with overseas lending. At December 31, 1997 and 1996, the notional amounts of such instruments totaled $155.3 million and $57.1 million, respectively. Construction lending involves the extension of long-term secured lines of credit to construction project managers. At December 31, 1997 and 1996, unused construction lending commitments totaled $930.0 million and $427.0 million, respectively. In addition, GMACMG also has outstanding commitments to lend on available credit lines, primarily home equity lines of credit. At December 31, 1997 and 1996, unused lending commitments on these lines totaled $784.5 million and $548.5 million, respectively.

GMACMG sells a majority of its originated loans into various governmental agency (FHLMC, FNMA and GNMA) mortgage-backed securities and whole loans to private investors. GMACMG generally packages its purchased mortgage loans into private mortgage-backed securities for sale to investment bankers and private mortgage investors. Commitments to sell mortgage loans totaled $558.9 million and $417.7 million at December 31, 1997 and 1996, respectively. Commitments to sell securities totaled $3,306.7 million and $1,113.6 million at December 31, 1997 and 1996, respectively.

CREDIT RISK:
-----------
These aforementioned instruments contain an element of risk in the event the counterparties are unable to meet the terms of the agreements. However, the Company minimizes the risk exposure by limiting the counterparties to those major banks and financial institutions who meet established credit guidelines. Management also reduces its credit risk for unused lines of credit it extends by applying the same credit policies in making commitments as it does for extending loans. Management does not expect any counterparty to default on its obligations and, therefore, does not expect to incur any cost due to counterparty default. The Company does not require or place collateral for these financial instruments, except for the lines of credit it extends.

CONCENTRATIONS OF CREDIT RISK:
-----------------------------
The Company's primary business is to provide vehicle financing for GM products to GM dealers and their customers. Wholesale and dealer loan financing relates primarily to GM dealers, with collateral primarily GM vehicles (for wholesale) and GM dealership property (for loans). For wholesale financing, GMAC is also provided further protection by GM factory repurchase programs. Retail contracts and operating lease assets relate primarily to the secured sale and lease, respectively, of vehicles (primarily GM).

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONCLUDED)

In terms of geographic concentrations as of December 31, 1997, 75% of GMAC's consolidated financing assets were U.S. based; 12.3% were in Europe (of which 44.5% reside in Germany); 9.2% were in Canada; 2.0% were in Asia Pacific (of which Australia represents 88.8%); and 1.5% were in Latin America. Reflecting general U.S. population patterns and GM sales activities, GMAC's five largest U.S. state concentrations, which in aggregate total 38.6% of serviced U.S. automotive financing assets, were as follows: 9.2% in Michigan; 9.0% in California; 8.8% in Texas; 6.9% in Florida; and 4.7% in Illinois.

NOTE 17.  SEGMENT INFORMATION

The Company  adopted SFAS No. 131,  Disclosures  about Segments of an Enterprise and Related Information, during the fourth quarter of 1997. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance.

GMAC's reportable operating segments include GMAC-North American Financing Operations (GMAC-NAO), GMAC International Financing Operations (GMAC-IO), Insurance Operations (GMACI) and Mortgage Operations (GMACMG). GMAC-NAO consists of the United States and Canada, and GMAC-IO consists of all other countries and Puerto Rico. GMAC-NAO and GMAC-IO offer a wide variety of automotive financial services to and through franchised General Motors dealers in many countries throughout the world. GMAC also offers financial services to other automobile dealerships and to the customers of those dealerships. The Company operates its international automotive financing services in a similar manner as in the U.S., subject to local laws or other circumstances that may cause it to modify its procedures accordingly.

GMACI conducts insurance operations primarily in the United States, Canada and Europe. GMACI insures selected personal, commercial and extended warranty coverages for individuals, auto dealerships, GMAC, General Motors Corporation and reinsures other insurers.

GMACMG conducts mortgage banking operations in the United States, Mexico, Canada and the United Kingdom. GMACMG originates and markets single-family and commercial mortgage loans to investors and services these loans on behalf of investors. In addition to offering other consumer products including home equity loans, insurance services and trustee services, GMACMG packages securities backed by home equity loans and sub-prime mortgages. GMACMG also actively pursues the acquisition of mortgage servicing rights from other mortgage bankers and financial institutions. Operations of GMACMG's various mortgage banking subsidiaries are conducted through its three primary businesses, GMACM, GMACCM and RFC.

                     GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  SEGMENT INFORMATION (CONTINUED)

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the disaggregated financial results for GMAC's automotive financing operations (GMAC-NAO and GMAC-IO) have been prepared using a management approach, which is consistent with the basis and manner in which GMAC management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

Financial results for GMAC's operating segments are summarized below:



OPERATING SEGMENTS:
-------------------
(in millions of dollars)
                                                                     Eliminations/
                        GMAC-NAO    GMAC-IO    GMACI     GMACMG   RECLASSIFICATIONS    TOTAL
1997                    --------    -------    -----     ------   -----------------    -----
----
Total assets ......... $88,203.0  $15,272.9  $7,088.6  $12,371.1   $(13,616.3)   $109,319.3

Net financing revenue.   1,825.6      834.7       0.0        0.0        (16.7)      2,643.6

Other income .........   1,168.8       24.0   1,786.6    1,036.5          2.9       4,018.8

Tax expense ..........     616.1      112.7      77.9      106.2          0.0         912.9

Net income ...........     674.8      235.1     224.6      166.6          0.0       1,301.1

1996
----
Total assets ......... $77,888.3  $16,461.1  $5,020.3   $7,233.0   $ (8,024.7)   $ 98,578.0

Net financing revenue.   2,175.3      913.0       0.0        0.0         (9.0)      3,079.3

Other income .........   1,001.6       14.5   1,616.8      693.4          3.6       3,329.9

Tax expense ..........     529.7      197.5      48.3       61.7          0.0         837.2

Net income ...........     715.5      230.9     192.4      101.7          0.0       1,240.5

1995
----
Total assets ......... $74,957.5  $15,661.3  $4,871.4   $4,569.8   $ (4,412.5)   $ 95,647.5

Net financing revenue.   1,541.8      902.0       0.0        0.0        (20.9)      2,422.9

Other income .........   1,220.6       14.0   1,604.0      449.7        (89.1)      3,199.2

Tax expense ..........     407.5      260.0      45.8       38.9          0.0         752.2

Net income ...........     581.2      227.5     162.6       59.7          0.0       1,031.0


                     GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  SEGMENT INFORMATION (CONCLUDED)

Information concerning principal geographic areas was as follows:



GEOGRAPHIC INFORMATION:
----------------------
(in millions of dollars)
                                                All Other
     1997                    UNITED STATES      COUNTRIES         TOTAL
     ----                    -------------      ---------        ------

Net financing revenue and
     other income ..........   $ 5,356.4        $ 1,306.0        $ 6,662.4

Goodwill ...................       701.7             15.0            716.7


     1996
     ----
Net financing revenue and
     other income ..........   $ 4,994.7        $ 1,414.5        $ 6,409.2

Goodwill ...................       148.7             16.3            165.0


     1995
     ----
Net financing revenue and
     other income ..........   $ 4,352.2        $ 1,269.9        $ 5,622.1

Goodwill ...................       146.7             15.9            162.6


NOTE 18.  COMMITMENTS AND CONTINGENT LIABILITIES

Minimum future commitments under operating leases having noncallable lease terms in excess of one year, primarily for real property, aggregating $195.8 million, are payable $64.2 million in 1998, $50.3 million in 1999, $33.3 million in 2000, $19.7 million in 2001, $10.6 million in 2002, and $17.7 million in 2003 and thereafter. Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $181.5 million, $147.8 million and $129.3 million in 1997, 1996 and 1995, respectively.

The Company and certain subsidiaries of GMACI have entered into an agreement under which Electronic Data Systems Corporation (EDS), a former subsidiary of GM, will continue to be the principal provider of information technology services through 1999. Certain subsidiaries of GMACMG have entered into a similar agreement through 2000. An additional agreement has been signed for EDS to provide support for the Company's European information technology related activities through 2001.

                     GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18.  COMMITMENTS AND CONTINGENT LIABILITIES (CONCLUDED)

There are various claims and pending actions against the Company and its subsidiaries with respect to commercial and consumer financing and leasing matters, taxes, insurance and other matters arising out of the conduct of the business. Certain of these actions are or purport to be class actions, seeking damages in very large amounts. The amounts of liability on these claims and actions at December 31, 1997 were not determinable but, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on the Company's consolidated financial position or results of operations.







                            -------------------


SUPPLEMENTARY FINANCIAL DATA

SUMMARY OF CONSOLIDATED QUARTERLY EARNINGS



                                                 1997 QUARTERS
                                    -----------------------------------------
                                    FIRST       SECOND      THIRD      FOURTH
                                    -----       ------      -----      ------
                                         (in millions of dollars)
Total financing revenue........  $  3,174.7  $  3,177.4  $  3,105.8  $  3,118.7
Interest and discount
 expense ......................     1,265.8     1,311.9     1,307.9     1,369.9
Net financing revenue and
 other income .................     1,682.9     1,626.0     1,636.2     1,717.3
Provision for credit losses ...       129.9       127.3       138.7       126.8
Net income ....................       372.0       337.7       312.6       278.8
---------------------------------------------------------------------------------------------------------------------------

                                                 1996 QUARTERS
                                    -----------------------------------------
                                    FIRST       SECOND      THIRD      FOURTH
                                    -----       ------      -----      ------
                                             (in millions of dollars)
Total financing revenue........  $  3,179.2  $  3,124.3  $  3,163.8  $  3,176.5
Interest and discount
 expense ......................     1,239.7     1,224.6     1,220.3     1,252.9
Net financing revenue and
 other income .................     1,533.4     1,605.5     1,616.8     1,653.5
Provision for credit losses ...       155.2       134.6       143.5       235.7
Net income ....................       309.1       350.0       307.3       274.1
---------------------------------------------------------------------------------------------------------------------------


                                                 1995 QUARTERS
                                    -----------------------------------------
                                    FIRST       SECOND      THIRD      FOURTH
                                    -----       ------      -----      ------
                                             (in millions of dollars)
Total financing revenue........  $  2,717.4  $  2,917.6  $  2,959.6  $  3,069.4
Interest and discount
 expense ......................     1,219.8     1,275.3     1,222.9     1,218.3
Net financing revenue and
 other income .................     1,278.2     1,426.9     1,361.3     1,555.7
Provision for credit losses ...        55.0       133.3       118.9       141.6
Net income ....................       254.9       259.2       253.7       263.2
---------------------------------------------------------------------------------------------------------------------------


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

 (a)(3) EXHIBITS (Included in Part IV of this report).        PAGE
         12   -- Statement of Ratio of Earnings to Fixed        79
                  Charges for the years 1997, 1996, 1995, 1994 and 1993.

         23.1 -- Consent of Independent Auditors.               80

         27   -- Financial Data Schedule (for SEC electronic    --
                  filing information only).

 (b)    REPORTS ON FORM 8-K.

        The Company filed a Form 8-K on November 21, 1997 to report the following information:

        Effective November 18, 1997, John Rines resigned as President and Director of General Motors Acceptance Corporation. Succeeding Mr. Rines is John Finnegan, former Treasurer of General Motors Corporation. Eric Feldstein resigned as Executive Vice President and Chief Financial Officer of General Motors Acceptance Corporation. Mr. Feldstein succeeded Mr. Finnegan as Treasurer of General Motors
        Corporation and remains a Director of General Motors Acceptance Corporation.

        The   Company   filed  a  Form  8-K on  January  5, 1998 to  report  the
        following information:

        Through December 31, 1997, GMAC was organized under Article XII of the Banking Law of the State of New York. In response to a request from the New York State Banking Department to Article XII investment companies that they consider changing their corporate status, GMAC determined that it did not have significant reasons to remain organized under Article XII. Accordingly, GMAC merged on January 1, 1998, with its wholly-owned Delaware subsidiary GMAC Financial Services Corporation. The surviving corporation, named General Motors Acceptance Corporation, is incorporated under the Delaware General Corporation Law and has assumed all rights and obligations of the predecessor New York corporation.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K. (CONCLUDED)

 (b)     REPORTS ON FORM 8-K (concluded).

         The Company filed a Form 8-K on January 28, 1998 to report the following information:

         On   January  27,  1998,   Standard & Poor's  (S&P),  raised the credit
         ratings  of  the  Company   and  its parent, General Motors Corporation
         (GM).

         The  S&P   rating   of    the   Company's   senior  debt  was  upgraded
         from A- to A, sixth highest among ten investment grade ratings available. The A rating is assigned to bonds considered to have a
         strong  capacity  to pay  interest   and   repay  principal.

         The Company's commercial paper was upgraded from A-2 to A-1, the second highest of four ratings, reflecting that the degree of safety regarding timely payment is very strong for senior short-term debt obligations and assured ability to access alternative sources of liquidity. Additional repayment characteristics of debt issues receiving this premium rating include leading market position in a well established industry, high rates of return on funds employed, and broad margins in
         earnings   coverage   of  fixed  financial  charges.

         The Company  is pleased  with the upgraded  ratings  as  it expects  to
         benefit  from   increased  competitiveness  resulting   from   enhanced
         financial flexibility and lower borrowing costs.

         At this date, the Company is not under review by any of the nationally recognized statistical rating agencies. Additional disclosures regarding credit ratings are provided in Item 7 of this document.





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

                     GENERAL MOTORS ACCEPTANCE CORPORATION
                     -------------------------------------
                                  (Registrant)
                          By

                          S/ J. M. LOSH
                          ---------------------------------------
DATE: MARCH 17, 1998      (J. Michael Losh, Chairman of the Board)

Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below on the 17th day of March, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.

          SIGNATURE                TITLE
          ---------                -----

S/ J. M. LOSH
-----------------------
(J. Michael Losh)              Chairman of the
                               Board of Directors


S/ J. D. FINNEGAN
-----------------------
(John D. Finnegan)             President and             (Signing as Chief
                               Director                  Executive Officer)


S/ W. F. MUIR
-----------------------
(William F. Muir)              Executive Vice            (Signing as Principal
                               President and Director    Financial Officer)


S/ G. E. GROSS
-----------------------
(Gerald E. Gross)              Comptroller               (Signing as Principal
                                                         Accounting Officer)


S/ R. J. S. CLOUT
-----------------------
(Richard J. S. Clout)          Executive Vice
                               President and Director


S/ J. E. GIBSON
-----------------------
(John E. Gibson)               Executive Vice
                               President and Director

                             SIGNATURES (CONCLUDED)


S/ J. G. BLAHNIK
-----------------------
(John G. Blahnik)              Director


S/ E. A. FELDSTEIN
-----------------------
(Eric A. Feldstein)            Director


S/ H. J. PEARCE
-----------------------
(Harry J. Pearce)              Director


S/ W. A. REED
-----------------------
(W. Allen Reed)                Director


S/ J. F. SMITH, JR.
-----------------------
(John F. Smith, Jr.)           Director


S/ R. L. ZARRELLA
-----------------------
(Ronald L. Zarrella)           Director

                                  EXHIBIT INDEX

Exhibit
NUMBER                            EXHIBIT NAME
-------                           ------------

 12                    Ratio of Earnings to Fixed Charges

 23.1                  Consent of Independent Auditors,
                       Deloitte & Touche LLP

 27                    Financial Data Schedule (for SEC
                       electronic filing information only)


                                                                EXHIBIT 12

                      GENERAL MOTORS ACCEPTANCE CORPORATION

                       RATIO OF EARNINGS TO FIXED CHARGES


                                   For the Years ended December 31,
                       ----------------------------------------------------
                       1997        1996        1995        1994        1993
                       ----        ----        ----        ----        ----
                                     (in millions of dollars)
Consolidated net
 income* .........  $  1,301.1  $  1,240.5  $  1,031.0  $    927.1  $    981.1
Provision for
 income taxes ....       912.9       837.2       752.2       512.7       591.7
                    ----------  ----------  ----------  ----------  ----------

Consolidated income
 before income
 taxes ...........     2,214.0     2,077.7     1,783.2     1,439.8     1,572.8
                    ----------  ----------  ----------  ----------  ----------

Fixed charges
 Interest, debt
  discount and
  expense ........     5,255.5     4,937.5     4,936.3     4,230.9     4,721.2
 Portion of rentals
  representative of
  the interest
  factor .........        69.8        77.8        54.5        51.2        43.6
                    ----------  ----------  ----------  ----------  ----------
Total fixed charges    5,325.3     5,015.3     4,990.8     4,282.1     4,764.8
                    ----------  ----------  ----------  ----------  ----------

Earnings available
 for fixed charges  $  7,539.3  $  7,093.0  $  6,774.0  $  5,721.9  $  6,337.6
                    ==========  ==========  ==========  ==========  ==========

Ratio of earnings
 to fixed charges       1.42        1.41        1.36        1.33        1.33
                        ====        ====        ====        ====        ====



* Before cumulative effect of accounting change of ($7.4) million in 1994.


                                 EXHIBIT 23.1   INDEPENDENT AUDITORS' CONSENT


GENERAL MOTORS ACCEPTANCE CORPORATION:

We consent to the incorporation by reference of our report dated January 26, 1998, appearing in this Annual Report on Form 10-K of General Motors Acceptance Corporation for the year ended December 31, 1997, in the following Registration
Statements:

                Registration
    FORM        STATEMENT NO                  DESCRIPTION
    ----        ------------          -----------------------------

    S-3          33-31596             $5,000,000,000 General Motors
                                       Acceptance Corporation
                                       Variable Denomination
                                       Adjustable Rate Demand Notes

    S-3          333-17943            $10,000,000,000 General Motors
                                       Acceptance Corporation
                                       Medium-Term Notes

    S-3          333-12023            $500,000,000 General Motors
                                       Acceptance Corporation
                                       SmartNotes

    S-3          333-33183            $5,000,000,000 General Motors
                                       Acceptance Corporation Debt
                                       Securities and Warrants to
                                       Purchase Debt Securities




s/ DELOITTE & TOUCHE LLP
------------------------
   DELOITTE & TOUCHE LLP

600 Renaissance Center
Detroit, Michigan

March 17, 1998