Form 10-Q
period 1998-03-31
GENERAL MOTORS ACCEPTANCE CORP
filed 1998-05-05
CIK 40729

================================================================================
                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF --- 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998, OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF --- 1934 FOR THE TRANSITION PERIOD FROM ________________ TO_______________


                                       Commission file number 1-3754
                                                              ------

                      GENERAL MOTORS ACCEPTANCE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                38-0572512
-------------------------------                -------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

3044 WEST GRAND BOULEVARD, DETROIT, MICHIGAN           48202
--------------------------------------------         ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  313-556-5000
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

As of March 31, 1998, there were outstanding 10 shares of the issuer's common stock.


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

ITEM 1.  FINANCIAL STATEMENTS.

         In the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting of only normal recurring items which are necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are unaudited and are not necessarily indicative of results which may be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements, the significant accounting policies, and the other notes to the consolidated financial statements included in the Company's 1997 Annual Report to the Securities and Exchange Commission on Form 10-K.

         The  Financial  Statements  described  below  are  submitted  herein as
         Exhibit 20.

         1. Consolidated Balance Sheet, March 31, 1998, December 31, 1997 and March 31, 1997.

         2. Consolidated Statement of Income, Net Income Retained for Use in the Business and Comprehensive Income for the three months ended March 31, 1998 and 1997.

         3. Consolidated Statement of Cash Flows for the three months ended March 31, 1998 and 1997.

         4.    Notes to Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS
Consolidated net income for the quarter decreased by 6% from the comparable prior year period.

(in millions of dollars, after tax)              Three Months Ended March 31,
                                                 ----------------------------
                                                     1998            1997
                                                    ------          ------
Automotive Financing Operations                     $246.6          $257.0
Insurance Operations *                                79.7            78.4
Mortgage Operations**                                 23.0            36.6
                                                    ------          ------
Consolidated Net Income                             $349.3          $372.0
                                                    ======          ======

*  GMAC Insurance Holdings, Inc. (GMACI)
** GMAC Mortgage Group, Inc. (GMACMG)

Consolidated Return on Average Equity                 15.7%           17.8%

The 4% decline in net income from automotive financing operations during the first quarter of 1998, compared to the same period in 1997, can be attributed to reduced net financing margins partially offset by a lower effective income tax rate and a decrease in provisions for credit losses.

Earnings from insurance operations increased by 2% when comparing first quarter 1998 with the same period during 1997. Improved underwriting results was the primary contributor to the increase, partially offset by lower capital gains.

Net income from mortgage operations for the three month period ended March 31, 1998, was 37% lower than the same three month period in 1997. Earnings were lower primarily due to the effects of accelerated prepayment experience on first and second mortgages, resulting from lower interest rates.

UNITED STATES NEW PASSENGER CAR AND TRUCK DELIVERIES
During the first quarter of 1998, deliveries of new General Motors ("GM") vehicles in the U.S. were substantially unchanged compared to the same period in 1997.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   1998            1997
                                                   ----            ----
                                                  (in millions of units)
Industry                                            3.6             3.7
General Motors                                      1.1             1.1

New GM Vehicle Deliveries Financed by GMAC
  Retail (Installment Sale Contracts and
   Operating Leases)                               43.4%           32.1%
  Fleet Transactions (Lease Financing)              1.9%            4.2%
Total                                              34.5%           26.2%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCING VOLUME
New vehicle deliveries financed during the three months ended March 31, 1998 and 1997 are summarized below:

                                             Three Months Ended March 31,
                                             ----------------------------
                                                 1998            1997
                                                 ----            ----
                                               (in thousands of units)
UNITED STATES
  Retail installment sale contracts               233             206
  Operating leases                                142              82
  Leasing                                           6              12
                                                  ---             ---
New deliveries financed                           381             300
                                                  ===             ===

OTHER COUNTRIES
  Retail installment sale contracts               108              81
  Operating leases                                 55              64
  Leasing                                          20              18
                                                  ---             ---
New deliveries financed                           183             163
                                                  ===             ===

WORLDWIDE
  Retail installment sale contracts               341             287
  Operating leases                                197             146
  Leasing                                          26              30
                                                  ---             ---
New deliveries financed                           564             463
                                                  ===             ===


During the first quarter of 1998, the Company increased its financing of new vehicles in the U.S. by 27% over the comparable period in 1997 principally as a result of increased retail and operating lease incentive programs sponsored by GM. Outside of the U.S., retail financing levels in Canada increased by 66% over the same period in 1997, primarily as a result of additional GM sponsored retail incentive programs. Growth in European and Latin American retail financing portfolios during the first quarter of 1998, compared to the same period in 1997, also contributed to the 22% worldwide gain in financing volume.

GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided for 725,000 and 841,000 new GM vehicles, representing 62.8% and 67.9% of all GM sales to dealers during the first quarter of 1998 and 1997, respectively. Increased competitive market conditions led to the decline in wholesale penetration levels.

INCOME AND EXPENSES
Automotive financing revenue totaled $3,106.8 million in the first quarter of 1998, a decrease of $67.9 million compared with the first quarter of 1997. Reduced average outstanding automotive receivable balances resulting from increased sales of receivables activity during 1997 was the leading factor in the decline in total finance revenue.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company's worldwide cost of borrowing for the first quarter of 1998 averaged 6.09%, a decrease of 18 basis points from the first quarter of 1997. Total borrowing costs for U.S. operations averaged 6.08% for the first quarter of 1998 compared with 6.31% for the same period in 1997. The decreases in U.S. and worldwide borrowing costs are attributable to lower long-term interest rates and a greater proportion of floating rate debt compared to fixed rate debt.

Insurance premiums earned, mortgage revenue and other income totaled $1,219.2 million for the three months ended March 31, 1998, a $287.0 million increase over the comparable 1997 period. The improvement is primarily attributable to higher insurance premiums and investment income resulting from the acquisition of Integon by GMACI in October 1997, as well as higher mortgage investment income, partially offset by lower capital gains for insurance operations.

Consolidated salaries and other operating expenses totaled $788.2 million and $694.2 million for the respective quarters ended March 31, 1998 and 1997. The increase is mainly attributable to the acquisition of Integon by GMACI and continued growth at GMACMG.

Annualized net retail losses were 1.03% of total average serviced automotive receivables during the first quarter of 1998, compared to 1.41% for the same period last year. The provision for credit losses totaled $107.2 million and $129.9 million for the three month periods ended March 31, 1998 and 1997, respectively. The decline in the provision is primarily due to lower credit losses resulting from tightened credit standards.

The effective income tax rate for the first quarter of 1998 was 32.1%, compared to 41.2% and 41.0% at December 31, 1997 and March 31, 1997, respectively. The decrease in the effective tax rate can be attributed to lower U.S. and foreign taxes assessed on foreign source income and a favorable change resulting from periodic assessments of state and local income tax accruals.

INSURANCE OPERATIONS
Net premiums earned by GMACI and its subsidiaries totaled $471.0 million and $305.5 million for the three month periods ended March 31, 1998 and 1997, respectively. Pre-tax capital gains at GMACI totaled $49.9 million for the quarter ended March 31, 1998 compared to $68.8 million for the quarter ended March 31, 1997. Insurance losses and loss adjustment expenses totaled $353.0 million and $228.3 million during the same comparable periods. The increases in net premiums earned and losses are primarily attributable to the inclusion of Integon's non-standard automobile operations since its acquisition in October 1997. The decline in capital gains is due to additional diversification of GMACI's investment portfolio during 1997 which resulted in a higher concentration of gains in the first quarter of 1997 compared to the same period in 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

MORTGAGE OPERATIONS
During the first quarter of 1998, GMACMG loan origination, mortgage servicing acquisitions and correspondent loan volume totaled $16.8 billion, an increase of $9.3 billion compared with the first quarter of 1997. Reflecting sustained growth over the past twelve months, the combined GMACMG servicing portfolio, excluding GMAC term loans to dealers, totaled $147.7 billion at March 31, 1998 compared with the $141.2 billion and $110.7 billion serviced at December 31 and March 31, 1997, respectively.

On April 2, 1998, GMAC Mortgage Corporation announced that it entered into a letter of intent to acquire a $28.1 billion mortgage servicing portfolio and related servicing assets and subservice an additional $6.4 billion in bank-owned loans of Wells Fargo Bank, N.A. The transaction is expected to close during the second quarter of 1998.

FINANCIAL CONDITION AND LIQUIDITY
At March 31, 1998, the Company's owned assets and serviced automotive receivables totaled $125.6 billion, which was $4.4 billion and $16.2 billion higher than December 31 and March 31, 1997, respectively. Comparing the first quarter of 1998 to the same period in 1997, the higher balances can be attributed to increases in serviced retail and wholesale receivables, investments in securities, real estate mortgages, operating lease assets and receivables due from General Motors Corporation.

Additionally, the Company's non-prime financing subsidiary, Nuvell Financial Services Corporation, serviced $1.9 billion in mortgage and other non-automotive receivables at March 31, 1998, which is $0.3 billion less than the $2.2 billion serviced at December 31, 1997.

Earning assets totaled $109.5 billion at March 31, 1998 compared to $104.5 billion and $99.5 billion at December 31 and March 31, 1997, respectively. The increase since year-end 1997 is primarily attributable to higher outstanding balances in retail and wholesale finance receivables as well as receivables due from General Motors Corporation.

Finance receivables serviced by the Company, including sold receivables, totaled $76.0 billion, $73.4 billion and $71.2 billion at March 31, 1998, December 31, 1997 and March 31, 1997, respectively. On-balance sheet consolidated finance receivables at March 31, 1998 totaled $64.6 billion, 7% and 1% above December 31 and March 31, 1997, respectively. The increases from the first quarter of 1997 and year-end 1997 are attributable to increased retail incentive programs sponsored by GM in the U.S. and Canada.

Investment in operating lease assets, net of accumulated depreciation, totaled $26.2 billion at March 31, 1998, compared to $25.8 billion at year-end 1997, and $24.6 billion at March 31, 1997. The increase in balances from the quarters ended March 31, 1997 to March 31, 1998 can be attributed to additional lease incentive programs sponsored by GM during the first quarter of 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Investments in securities at March 31, 1998 totaled $7.7 billion, compared with $7.9 billion and $5.2 billion at December 31 and March 31, 1997, respectively. The $2.5 billion increase in the portfolio at the end of the first quarter of 1998 over the same period in 1997 is attributable to the acquisition of Integon by GMACI and continued growth at GMACMG.

The Company's due and deferred from receivable sales (net) totaled $258.6 million at March 31, 1998, compared with $690.5 million and $585.3 million at December 31 and March 31, 1997, respectively. The significant decline in the March 31, 1998 balance was primarily due to the upgrade in GMAC's short-term debt rating by Standard & Poor's Ratings Group in January 1998, which eliminated the requirement to segregate and hold in trust the collections on sold receivables.

As of March 31, 1998, GMAC's total borrowings were $89.6 billion, compared with $86.7 billion and $81.3 billion at December 31 and March 31, 1997, respectively. The higher debt balances were used to fund increased asset levels. The Company's ratio of debt to total stockholder's equity at March 31, 1998, December 31, 1997 and March 31, 1997 was 9.9:1.

The Company and its subsidiaries maintain substantial bank lines of credit which totaled $40.0 billion at March 31, 1998, compared to $39.8 billion at year-end 1997 and $40.0 billion at March 31, 1997. The unused portion of these credit lines totaled $31.1 billion at March 31, 1998, $0.7 billion higher than December 31, 1997, and $0.2 billion lower than March 31, 1997. Included in the unused credit lines are a committed U.S. revolving credit facility of $10 billion which serves primarily as back-up for GMAC's unsecured commercial paper program and an $11.5 billion U.S. asset-backed commercial paper liquidity and receivables credit facility for New Center Asset Trust (NCAT), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

Effective April 23, 1998, Moody's Investors Service increased the rating of the Company's senior debt from A3 to A2. The increase in the rating is closely related to the improved financial condition of GM, which also received the same upgrade of its senior debt.

As discussed in the Company's 1997 Annual Report on Form 10-K, the Company utilizes a variety of interest rate and currency derivative instruments in managing its interest rate and foreign exchange exposures. The notional amount of derivatives increased from $56.4 billion at December 31, 1997 to $69.6 billion at March 31, 1998. The change is primarily attributable to an increase in financial instruments associated with mortgage related securities and mortgage related commitments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)

ACCOUNTING STANDARDS

In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 requires an entity to disclose certain information about pensions and other postretirement benefits. The effects of adopting these new accounting standards will not be material to the Company's consolidated financial statements, when adopted for this fiscal year, as required.

In the first quarter of 1998, the AICPA's Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on the capitalization of software for internal use. GMAC will adopt SOP 98-1 on January 1, 1999, as required. Management is currently assessing the impact of this SOP on the financial statements of the Company.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company did not become a party to any material pending legal proceedings during the quarter ended March 31, 1998, or prior to the filing of this report.

ITEM 5. OTHER INFORMATION

                 RATIO OF EARNINGS TO FIXED CHARGES

                         Three Months Ended
                              March 31,
                         ------------------
                           1998     1997
                           ----     ----
                           1.37     1.49

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   EXHIBITS:

         20. General Motors Acceptance Corporation and Subsidiaries Consolidated Financial Statements for the three months ended March 31, 1998.

   (b)   REPORTS ON FORM 8-K:

         The Company filed a Form 8-K on January 5, 1998 to report the following information:

         Through December 31, 1997, GMAC was organized under Article XII of the Banking Law of the State of New York. In response to a request from the New York State Banking Department to Article XII investment companies that they consider changing their corporate status, GMAC determined that it did not have significant reasons to remain organized under
         Article XII. Accordingly, GMAC merged on January 1, 1998 with its wholly-owned Delaware subsidiary GMAC Financial Services Corporation. The surviving corporation, renamed General Motors Acceptance Corporation, is incorporated under the Delaware General Corporation Law and has assumed all rights and obligations of the predecessor New York corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONCLUDED)

   (b)   REPORTS ON FORM 8-K (concluded):

         The Company filed a Form 8-K on January 28, 1998 to report the following information:

         On January 27, 1998,  Standard & Poor's Ratings Group (S&P), raised the
         credit   ratings  of  the  Company  and  its  parent,   General  Motors
         Corporation (GM).

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


         The Company filed a Form 8-K on April 27, 1998 to report the following information:

         On April 23, 1998, Moody's Investors Service, Inc. (Moody's), raised certain credit ratings of the Company and its parent, General Motors Corporation (GM).

         The Moody's rating of the Company's senior debt was upgraded from A3 to A2, seventh and sixth highest among ten investment grade ratings available, respectively. The A2 rating is assigned to the bonds considered to have "upper medium grade" quality as they possess many favorable investment attributes with security factors for principal and interest considered to be adequate.

         The Company's short term rating, which was upgraded to Prime-1 on May 30, 1995, remains unchanged.

         The Company is pleased with the upgraded ratings as it expects to benefit from enhanced financial flexibility and lower borrowing costs.

         The Company is presently not under review by any of the nationally recognized statistical rating agencies. Additional disclosures regarding credit ratings are provided on pages 15 and 16 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 17, 1998.

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


                                  GENERAL MOTORS ACCEPTANCE CORPORATION
                                  -------------------------------------
                                               (Registrant)


                                  S/ WILLIAM F. MUIR
                                  -------------------------------------
Dated:   May 5, 1998              William F. Muir, Executive Vice
         -----------              President and Principal Financial
                                  Officer


                                  S/ GERALD E. GROSS
                                  ------------------------------------
Dated:   May 5, 1998              Gerald E. Gross, Comptroller and
         -----------              Principal Accounting Officer


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEET
Exhibit 20
Page 1 of 7
                                                       March 31,    Dec. 31,     March 31,
                                                         1998         1997         1997
                                                      ----------   ----------   ----------
                                                           (in million of dollars)
Cash and cash equivalents                             $    845.8   $    759.2   $    666.6

EARNING ASSETS
Investments in securities                                7,701.9      7,896.1      5,153.5
Finance receivables, net (Note 1)                       63,711.7     59,630.8     62,850.5
Investment in operating leases, net                     26,164.1     25,849.1     24,623.9
Notes receivable from General Motors Corporation         2,077.1        551.7        429.2
Real estate mortgages - held for sale                    4,903.2      5,119.5      2,758.7
                      - held for investment                675.6        713.0        587.8
                      - lending receivables              2,196.1      2,222.9      1,288.3
Due and deferred from receivable sales, net                258.6        690.5        585.3
Other                                                    1,803.3      1,807.6      1,221.5
                                                      ----------    ---------   ----------
   Total earning assets                                109,491.6    104,481.2     99,498.7

Nonearning assets                                        4,362.7      4,078.9      2,046.3
                                                      ----------    ---------   ----------

TOTAL ASSETS                                          $114,700.1   $109,319.3   $102,211.6
                                                      ==========   ==========   ==========

Notes, loans and debentures payable within
 one year (Note 2)                                    $ 51,646.9   $ 50,399.5   $ 47,822.5
                                                      ----------   ----------   ----------

ACCOUNTS PAYABLE AND OTHER LIABILITIES
General Motors Corporation and affiliated companies      2,017.9        698.9      1,265.4
Interest                                                 1,358.4      1,101.8      1,374.7
Insurance losses and loss expenses                       2,085.2      2,125.3      1,590.5
Unearned insurance premiums                              1,836.3      1,804.1      1,434.3
Deferred income taxes                                    2,597.7      2,577.1      1,973.4
United States and foreign income and other taxes
 payable                                                   377.8        321.2        295.7
Other postretirement benefits                              669.3        652.6        640.3
Other                                                    5,066.5      4,607.5      4,166.4
                                                      ----------   ----------   ----------
   Total accounts payable and other liabilities         16,009.1     13,888.5     12,740.7
                                                      ----------   ----------   ----------

Notes, loans and debentures payable after one year
 (Note 3)                                               37,981.2     36,275.2     33,460.8
                                                      ----------   ----------   ----------

Common stock ($.10 par value, authorized 10,000
 shares, outstanding 10 shares) and paid-in capital      2,200.0      2,200.0      2,200.0
Net income retained for use in the business              6,600.6      6,326.3      5,797.2
Net unrealized gains on securities                         421.9        368.5        223.7
Unrealized accumulated foreign currency translation
 adjustment                                               (159.6)      (138.7)       (33.3)
   Accumulated other comprehensive income                  262.3        229.8        190.4
                                                      ----------   ----------   ----------
   Total stockholder's equity                            9,062.9      8,756.1      8,187.6
                                                      ----------   ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY            $114,700.1   $109,319.3   $102,211.6
                                                      ==========   ==========   ==========

Certain   amounts  for  1997  have  been   reclassified  to  conform  with  1998
classifications.

Reference should be made to the Notes to Consolidated Financial Statements.



                      GENERAL MOTORS ACCEPTANCE CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME,
                    NET INCOME RETAINED FOR USE IN THE BUSINESS AND
                              COMPREHENSIVE INCOME

Exhibit 20
Page 2 of 7
                                                   Three Months Ended
                                                         March 31,
                                                   -------------------
                                                     1998       1997
                                                    ------     ------
                                                 (in millions of dollars)

FINANCING REVENUE
Retail and lease financing                        $  902.0    $  940.0
Operating leases                                   1,784.7     1,801.2
Wholesale and term loans                             420.1       433.5
                                                  --------    --------
   Total automotive financing revenue              3,106.8     3,174.7
Interest and discount                              1,384.5     1,265.8
Depreciation on operating leases                   1,178.3     1,158.2
                                                  --------    --------
   Net automotive financing revenue                  544.0       750.7
Insurance premiums earned                            471.0       305.5
Mortgage revenue                                     417.4       301.1
Other income                                         330.8       325.6
                                                  --------    --------
   Net financing revenue and other                 1,763.2     1,682.9

EXPENSES
Salaries and benefits                                289.9       265.5
Other operating expenses                             498.3       428.7
Insurance losses and loss adjustment expenses        353.0       228.3
Provision for credit losses                          107.2       129.9
   Total expenses                                  1,248.4     1,052.4

Income before income taxes                           514.8       630.5
United States, foreign and other income taxes        165.5       258.5
                                                  --------    --------
NET INCOME                                           349.3       372.0

Net income retained for use in the business
 at beginning of the period                        6,326.3     5,775.2
                                                  --------    --------
Total                                              6,675.6     6,147.2
Cash dividends                                        75.0       350.0
                                                  --------    --------
NET INCOME RETAINED FOR USE IN THE BUSINESS
   AT END OF THE PERIOD                           $6,600.6    $5,797.2
                                                  ========    ========

TOTAL COMPREHENSIVE INCOME                        $  381.8    $  270.0
                                                  ========    ========

Certain   amounts  for  1997  have  been   reclassified  to  conform  with  1998
classifications.

Reference should be made to the Notes to Consolidated Financial Statements.



                      GENERAL MOTORS ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

Exhibit 20
Page 3 of 7

                                                                 Three Months Ended
                                                                       March 31,
                                                              ------------------------
                                                                 1998          1997
                                                                ------        ------
                                                              (in millions of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $    349.3   $    372.0
Depreciation                                                     1,195.7      1,169.6
Provision for credit losses                                        107.2        129.9
Mortgage loans - originations/purchases                        (11,542.2)    (4,553.4)
               - proceeds on sale                               11,758.5      4,579.7
Mortgage related securities held for trading - acquisitions       (529.9)      (319.8)
                                             - liquidations        342.0        142.1
Changes in the following items:
  Due to General Motors Corporation and affiliated companies     1,323.4        638.4
  Taxes payable and deferred                                       107.6         69.0
  Interest payable                                                 256.3        313.2
  Other assets                                                    (233.6)        87.2
  Other liabilities                                                391.0        194.3
Other                                                               51.6         95.0
                                                              ----------   ----------
  Net cash provided by operating activities                      3,576.9      2,917.2
                                                              ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Finance receivables - acquisitions                             (41,799.5)   (37,474.9)
                    - liquidations                              32,544.1     26,847.9
Notes receivable from General Motors Corporation                (1,525.4)      (238.7)
Operating leases - acquisitions                                 (3,713.0)    (4,174.8)
                 - liquidations                                  2,108.1      3,101.4
Investments in securities - acquisitions                        (3,200.2)    (5,690.7)
                          - liquidations                         3,606.2      5,472.4
Proceeds from sales of receivables - wholesale                   5,143.4      5,537.9
Due and deferred from receivable sales                             431.9        629.3
Other                                                                9.6        185.7
                                                              ----------   ----------
  Net cash used in investing activities                         (6,394.8)    (5,804.5)
                                                              -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                         5,515.2      4,054.5
Principal payments on long-term debt                            (3,507.9)    (3,298.5)
Change in short-term debt, net                                     969.7      2,402.9
Dividends paid                                                     (75.0)      (350.0)
                                                              -----------  ----------
  Net cash provided by financing activities                      2,902.0      2,808.9
                                                              -----------  ----------

Effect of exchange rate changes on cash and cash equivalents         2.5          2.7

  Net increase/(decrease) in cash and cash equivalents              86.6        (75.7)
Cash and cash equivalents at the beginning of the period           759.2        742.3
                                                              ----------   ----------
Cash and cash equivalents at the end of the period            $    845.8   $    666.6
                                                              ==========   ==========

Certain   amounts  for  1997  have  been   reclassified  to  conform  with  1998
classifications.

Reference should be made to the Notes to Consolidated Financial Statements.



                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exhibit 20
Page 4 of 7

NOTE 1.  FINANCE RECEIVABLES

The composition of finance  receivables  outstanding at March 31, 1998, December
31, 1997 and March 31, 1997 is summarized as follows:
                                          March 31,      Dec. 31,     March 31,
                                            1998           1997         1997
                                         ----------    ----------    ----------
                                                (in millions of dollars)
United States
  Retail                                 $ 28,440.7    $ 26,570.2    $ 27,674.9
  Wholesale                                17,054.5      15,212.7      17,600.3
  Leasing and lease financing                 658.4         716.2       1,129.2
  Term loans to dealers and others          3,738.8       3,506.6       3,344.5
                                         -----------   -----------   ----------
Total United States                        49,892.4      46,005.7      49,748.9
                                         -----------   -----------   ----------

Europe
  Retail                                    4,967.9       4,944.2       5,329.9
  Wholesale                                 3,130.4       3,828.5       3,397.0
  Leasing and lease financing                 456.9         578.1         532.8
  Term loans to dealers and others            318.3         279.7         237.5
                                         -----------   -----------   ----------
Total Europe                                8,873.5       9,630.5       9,497.2
                                         -----------   -----------   ----------

Canada
  Retail                                    1,462.8       1,088.5         839.2
  Wholesale                                 2,965.1       2,245.9       2,172.0
  Leasing and lease financing                 944.8         962.3         853.6
  Term loans to dealers and others            175.5         215.6         162.8
                                         -----------   -----------   ----------
Total Canada                                5,548.2       4,512.3       4,027.6
                                         -----------   -----------   ----------

Other Countries
  Retail                                    2,138.5       2,026.0       2,284.6
  Wholesale                                 1,063.9       1,048.0         959.7
  Leasing and lease financing                 535.6         523.7         621.0
  Term loans to dealers and others            129.6         124.2         183.7
                                         -----------   -----------   ----------
Total Other Countries                       3,867.6       3,721.9       4,049.0
                                         -----------   -----------   ----------

Total finance receivables                  68,181.7      63,870.4      67,322.7
                                         -----------   -----------   ----------

Deductions
  Unearned income                           3,545.5       3,336.6       3,564.2
  Allowance for credit losses                 924.5         903.0         908.0
                                         -----------   -----------   ----------
Total deductions                            4,470.0       4,239.6       4,472.2
                                         -----------   -----------   ----------
Finance receivables, net                 $ 63,711.7    $ 59,630.8    $ 62,850.5
                                         ===========   ===========   ==========



                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exhibit 20
Page 5 of 7


NOTE 2.  NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE YEAR

                                          March 31,     Dec. 31,      March 31,
                                            1998           1997         1997
                                         ----------    ----------    ----------
                                                (in millions of dollars)

Short-term notes
 Commercial paper                        $ 28,703.5    $ 27,460.9    $ 25,323.1
 Master notes                                 256.6         248.2         304.8
 Demand notes                               4,408.4       3,709.2       3,543.2
 Other                                        780.3         869.3         863.9
                                         ----------    ----------    ----------
Total principal amount                     34,148.8      32,287.6      30,035.0
Unamortized discount                         (167.3)       (192.0)       (183.7)
                                         ----------    ----------    ----------
Total                                      33,981.5      32,095.6      29,851.3
                                         -----------   -----------   ----------

Bank loans and overdrafts
 United States                              1,747.7       1,660.8       1,124.4
 Other countries                            6,010.7       6,850.1       6,342.3
                                         -----------   -----------   ----------
Total                                       7,758.4       8,510.9       7,466.7
                                         -----------   -----------   ----------

Other notes, loans and debentures
 payable within one year
 United States                              8,626.9       8,869.2       9,726.8
 Other countries                            1,280.1         923.8         777.7
                                         -----------   -----------   ----------
Total                                       9,907.0       9,793.0      10,504.5
                                         -----------   -----------   ----------

Total payable within one year            $ 51,646.9    $ 50,399.5    $ 47,822.5
                                         ===========   ===========   ==========



                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exhibit 20
Page 6 of 7


NOTE 3.  NOTES, LOANS AND DEBENTURES PAYABLE AFTER ONE YEAR

                           Weighted average
                          interest rates at    March 31,     Dec. 31,     March 31,
MATURITY                    March 31, 1998        1998         1997          1997
-----------------------   ------------------  ----------    ----------   ----------
                                                     (in millions of dollars)

United States
1998                               --         $      -      $      -     $  5,049.8
1999                              6.6%           5,656.3       8,479.7      5,988.6
2000                              6.8%           5,630.4       4,567.7      3,960.5
2001                              6.6%           5,262.4       4,534.8      3,158.8
2002                              6.1%           6,620.9       6,329.1      3,511.8
2003                              6.6%           3,884.6       2,602.8      1,670.0
2004 - 2008                       6.6%           2,899.2       2,075.5      2,557.2
2009 - 2013                      10.2%           1,215.4       1,215.4      1,215.4
2014 - 2018                      10.3%             373.8         373.8        373.8
2019 - 2049                       5.3%              75.0          75.0         75.0
                                              -----------   -----------  ----------
Total United States                             31,618.0      30,253.8     27,560.9

Other countries
1998 - 2006                       6.0%           7,058.3       6,715.2      6,634.8
                                              ----------    ----------   ----------

Total notes, loans and debentures               38,676.3      36,969.0     34,195.7
Unamortized discount                              (695.1)       (693.8)      (734.9)
                                              ----------    ----------   ----------
Total notes, loans and debentures payable
  after one year                              $ 37,981.2    $ 36,275.2   $ 33,460.8
                                              ===========   ===========  ==========

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exhibit 20
Page 7 of 7


NOTE 4. SEGMENT INFORMATION

GMAC's reportable operating segments include GMAC North American Financing Operations (GMAC-NAO), GMAC International Financing Operations (GMAC-IO), Insurance Operations (GMACI) and Mortgage Operations (GMACMG). GMAC-NAO consists of the United States and Canada, and GMAC-IO consists of all other countries and Puerto Rico.

Financial results of GMAC's operating segments for the quarters ended March 31, 1998 and 1997 are summarized below:

OPERATING SEGMENTS:
(in millions of dollars)

                                                              Eliminations/
                    GMAC-NAO    GMAC-IO    GMACI    GMACMG  RECLASSIFICATIONS    TOTAL
                    --------    -------    -----    ------  -----------------   --------
March 31, 1998
--------------
Net automotive
 financing revenue   $ 359.8    $ 203.0   $  0.0    $  0.0        $ (18.8)      $  544.0

Other revenue          329.5        6.9    613.7     253.1           16.0        1,219.2

Net income             190.2       56.4     79.7      23.0            0.0          349.3


March 31, 1997
--------------
Net automotive
 financing revenue   $ 541.5    $ 212.7   $  0.0    $  0.0        $  (3.5)      $  750.7

Other revenue          262.1        4.4    444.4     221.4           (0.1)         932.2

Net income             199.8       57.2     78.4      36.6            0.0          372.0