Form 10-Q
period 1998-06-30
GENERAL MOTORS ACCEPTANCE CORP
filed 1998-08-04
CIK 40729

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
_X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998, OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


                                          Commission file number 1-3754


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    38-0572512
------------------------------                     -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

3044 WEST GRAND BOULEVARD, DETROIT, MICHIGAN               48202
--------------------------------------------             ---------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  313-556-5000
                                                    ------------
The registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days. Yes _X_  . No ___     .

As of June 30, 1998, there were outstanding 10 shares of the issuer's common stock.


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

              1. Consolidated Balance Sheet, June 30, 1998, December 31, 1997 and June 30, 1997.

              2. Consolidated Statement of Income, Net Income Retained for Use in the Business and Comprehensive Income for the Second Quarter and Six Months Ended June 30, 1998 and 1997.

              3. Consolidated Statement of Cash Flows for the Six Months Ended June 30, 1998 and 1997.

              4.      Notes to Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS
Consolidated net income for the second quarter and first six months of 1998 increased by 8% and 1% compared to the same periods during 1997.

(in millions of dollars, after tax)              Period Ended June 30,
                                          Second Quarter          Six Months
                                         ----------------      ----------------
                                          1998      1997        1998      1997
                                         ------    ------      ------    ------
Automotive Financing Operations          $288.0    $244.7      $534.6    $501.7
Insurance Operations *                     53.9      42.2       133.6     120.6
Mortgage Operations**                      22.8      50.8        45.8      87.4
                                         ------    ------      ------    ------
Consolidated Net Income                  $364.7    $337.7      $714.0    $709.7
                                         ======    ======      ======    ======

*  GMAC Insurance Holdings, Inc. (GMACI)
** GMAC Mortgage Group, Inc. (GMACMG)

Consolidated Return on Average Equity      15.8%     16.1%       15.8%     17.0%

Earnings were 18% higher from automotive financing operations during the second quarter of 1998, compared to the same period in 1997, primarily as a result of an increase in retail financing volumes and a lower effective income tax rate, partially offset by lower net financing margins.

Earnings from insurance operations increased by 28% during the second quarter of 1998, compared to the same period during 1997. Earnings were higher due to increased capital gains, partially offset by higher weather-related losses on dealership inventory coverages.

Net income from mortgage operations during the second quarter was $28 million lower than the second quarter of 1997. The decline is the result of the effect of higher than anticipated prepayment speeds, primarily on interest-only products.

UNITED STATES NEW PASSENGER CAR AND TRUCK DELIVERIES
U.S. deliveries of new General Motors ("GM") vehicles during the second quarter and first six months of 1998 were higher than comparable 1997 levels, despite work stoppages at GM in early June that reduced production by an estimated 227,000 units. Increased incentive programs sponsored by GM resulted in the Company's higher retail financing penetration.

                                                     Period Ended June 30,
                                               Second Quarter        Six Months
                                               --------------       ------------
                                               1998     1997       1998    1997
                                               ----     ----       ----    ----
                                                     (in millions of units)

Industry                                        4.5      4.1        8.2     7.8
General Motors                                  1.4      1.3        2.5     2.4

New GM Vehicle Deliveries Financed by GMAC
  Retail (Installment Sale Contracts and
   Operating Leases)                           44.3%    29.9%      43.9%   30.9%
  Fleet Transactions (Lease Financing)          2.5%     2.7%       2.2%    3.4%
                                               ----     ----       -----   -----
Total                                          36.5%    24.0%      35.7%   25.0%
                                               =====    =====      =====   =====

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCING VOLUME
The number of new vehicle deliveries financed during the second quarter and six months ended June 30, 1998 and 1997 are summarized below:

                                                   Period Ended June 30,
                                          Second Quarter          Six Months
                                          ---------------       --------------
                                          1998       1997       1998      1997
                                          ----       ----       ----      ----
                                                (in thousands of units)
UNITED STATES
  Retail Installment Sale Contracts        316        164         549      370
  Operating Leases                         203        132         346      214
  Leasing                                    8          9          14       21
                                           ---        ---         ---      ---
New Deliveries Financed                    527        305         909      605
                                           ===        ===         ===      ===

OTHER COUNTRIES
  Retail Installment Sale Contracts         91         72         198      153
  Operating Leases                          99         97         154      161
  Leasing                                   18         24          38       41
                                           ---        ---         ---      ---
New Deliveries Financed                    208        193         390      355
                                           ===        ===         ===      ===

WORLDWIDE
  Retail Installment Sale Contracts        407        236         747      523
  Operating Leases                         302        229         500      375
  Leasing                                   26         33          52       62
                                           ---        ---       -----      ---
New Deliveries Financed                    735        498       1,299      960
                                           ===        ===       =====      ===

During the second quarter and first six months of 1998, the Company increased its financing of new vehicles in the U.S. by 73% and 50%, respectively, over the comparable periods in 1997. The higher financing volume is primarily the result of an increase in retail and operating lease incentive programs sponsored by GM. Outside of the U.S., Canadian and Latin American retail, as well as Canadian operating lease volume, increased as a result of similar incentive plans offered by GM during the first six months of 1998. These increases were partially offset by lower operating lease volume in Europe.

GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided for 643,000 and 1,367,000 new GM vehicles during the second quarter and first six months of 1998, compared with 831,000 and 1,672,000 new GM vehicles during the same periods in 1997. GMAC's wholesale financing represented 63.1% of all GM U.S. vehicle sales to dealers during the first six months of 1998, down from 67.8% for the comparable period a year ago. Increased competitive market conditions led to the decline in wholesale penetration levels. The reduction in wholesale financing volume is primarily a result of work stoppages at two GM component plants in early June 1998 that halted production of wholesale units at 26 of 29 assembly plants in North America. The Company's June 1998 wholesale financing volume reflects a significant decline as a result of this event. The continuation of the work stoppage through July 28, 1998 will have a significant unfavorable effect on the number of wholesale units financed by the Company in the third quarter of 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME AND EXPENSES
Automotive financing revenue totaled $3,204.7 million and $6,311.5 million in the second quarter and first six months of 1998, respectively, relatively unchanged from $3,177.4 million and $6,352.1 million for the comparable periods in 1997. Higher retail financing revenues were offset by a decline in wholesale revenues, principally as a result of the GM work stoppage related reduction in wholesale receivable balances. To the extent that work stoppages continued to disrupt GM's production and shipment of vehicles through July 28, 1998, the resulting decline in revenues will have a continuing impact on the Company's results of operations during the third quarter of 1998.

The Company's worldwide cost of borrowing for the second quarter and first six months of 1998 averaged 6.02% and 6.05%, respectively, a decrease of 29 and 23 basis points from the comparable periods of a year ago. Total borrowing costs for U.S. operations averaged 5.92% and 6.00% for the second quarter and first six months of 1998, compared to 6.38% and 6.35% for the respective periods in 1997. The lower average borrowing costs for the first six months of 1998 are largely a result of lower long-term interest rates and a greater proportion of floating rate debt compared to fixed rate debt.

Insurance premiums earned, mortgage revenue and other income totaled $1,317.2 million and $2,536.4 million for the second quarter and six months ended June 30, 1998, respectively, compared to $914.7 million and $1,846.9 million during the comparable 1997 periods. The increase during the first six months of 1998 compared to the same period in 1997 corresponds with higher insurance premiums and investment income resulting from the acquisition of Integon by GMACI in October 1997, as well as an increase in mortgage investment income and higher capital gains for insurance operations.

Consolidated salaries and other operating expenses totaled $855.0 million and $1,643.2 million for the second quarter and first six months of 1998, respectively, compared to $674.8 million and $1,369.0 million for the comparable periods last year. The increase is mainly attributable to the acquisition of Integon by GMACI and continued growth at GMACMG.

Annualized net retail losses were 0.73% and 0.88% of total average serviced automotive receivables during the second quarter and first six months of 1998, respectively, compared to 1.28% and 1.35% for the same periods last year. The provision for credit losses totaled $228.7 million and $257.2 million for the six month periods ended June 30, 1998 and 1997, respectively. The decline in the provision is primarily attributable to lower credit losses resulting from tightened credit standards.

The effective income tax rate for the first six months of 1998 was 31.5%, compared to 41.2% and 41.5% at December 31, 1997 and June 30, 1997, respectively. The decrease in the effective tax rate can be attributed to lower U.S. and foreign taxes assessed on foreign source income and a favorable change resulting from periodic assessments of state and local income tax accruals.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INSURANCE  OPERATIONS
Net premiums earned by GMACI and its subsidiaries totaled $479.8 million and $950.8 million for the second quarter and six month period ended June 30, 1998, respectively, compared to $306.3 million and $611.8 million for the same periods during 1997. Pre-tax capital gains and investment and other income at GMACI totaled $123.2 million and $270.9 million for the second quarter and first six months of 1998 compared to $73.5 million and $210.5 million for same periods in 1997. Insurance losses and loss adjustment expenses totaled $402.1 million and $755.1 million during the second quarter and first six months of 1998, compared to $241.3 million and $469.6 million for the same periods in 1997. The increases in net premiums earned and losses are primarily a result of the inclusion of Integon's non-standard automobile operations since its acquisition in October 1997. The increase in capital gains and investment income is due to additional diversification of GMACI's investment portfolio during 1998 which resulted in a higher concentration of gains during the first six months of 1998 compared to the same period in 1997.

MORTGAGE OPERATIONS
During the second quarter and first six months of 1998, GMACMG loan origination, mortgage servicing acquisitions and correspondent loan volume totaled $45.8 billion and $62.5 billion, respectively, compared to $12.5 billion and $20.0 billion for the same periods in 1997. The increase was primarily the result of the acquisition of a $27.1 billion mortgage servicing portfolio and related servicing assets plus the subservicing of an additional $6.4 billion in bank-owned loans of Wells Fargo Bank, N.A. The transaction was completed effective June 1, 1998.

Reflecting this acquisition and sustained growth over the past twelve months, the combined GMACMG servicing portfolio, excluding GMAC term loans to dealers, totaled $187.3 billion at June 30, 1998 compared with the $141.1 billion and $115.1 billion serviced at December 31 and June 30, 1997, respectively.

For the first six months of 1998, net income decreased by $41.6 million, compared to the same period in 1997. The decline in net income is primarily attributable to the effect of higher than anticipated prepayment speeds, which resulted in the revaluation of interest-only products and increased amortization of mortgage servicing rights.

FINANCIAL CONDITION AND LIQUIDITY
At June 30, 1998, the Company owned assets and serviced automotive receivables totaling $124.8 billion, $3.6 billion above year-end 1997, and $13.1 billion above June 30, 1997. The higher balance compared to year-end 1997 predominantly reflects increases in retail earning assets partially offset by a decline in off-balance sheet wholesale serviced assets.

Additionally, the Company's non-prime financing subsidiary, Nuvell Financial Services Corporation, serviced $1.5 billion in mortgage and other non-automotive receivables at June 30, 1998, which is $0.7 billion less than the $2.2 billion serviced at December 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Earning assets totaled $108.8 billion at June 30, 1998, compared to $104.5 billion and $100.9 billion at December 31 and June 30, 1997, respectively. The change from year-end 1997 is principally the result of a $2.2 billion increase in receivables due from GM as well as $1.8 billion and $1.7 billion increases in net finance receivables and operating lease assets, respectively, partially offset by a $1.2 billion decrease in real estate mortgages held for sale.

Finance receivables serviced by the Company, including sold receivables, totaled $73.4 billion at June 30, 1998, $0.1 billion below December 31, 1997 levels and $3.2 billion above June 30, 1997 levels. Retail receivables were $4.4 billion higher than year-end 1997, a direct result of increased retail incentive programs sponsored by GM. On-balance sheet wholesale receivables declined $3.3 billion during the same period due to the GM work stoppages. Also contributing to the change, off-balance sheet serviced wholesale receivables decreased $1.6 billion, attributable to the scheduled wind down of a revolving wholesale trust and the effects of the work stoppages.

Consolidated operating lease assets, net of depreciation, totaled $27.6 billion at June 30, 1998, reflecting an increase of $1.7 billion over both December 31 and June 30, 1997 periods. The increase from year-end 1997 is primarily attributable to additional GM sponsored lease incentive programs in the U.S. during the first six months of 1998.

Investments in securities at June 30, 1998 totaled $7.9 billion, compared with $7.9 billion and $5.5 billion at December 31 and June 30, 1997, respectively. The increase from June 1997 to June 1998 is principally the result of continued growth at GMACMG and the acquisition of Integon by GMACI.

The Company's due and deferred from receivable sales (net) totaled $240.0 million at June 30, 1998, compared with $690.5 million and $635.4 million at December 31 and June 30, 1997, respectively. The significant decline in the June 30, 1998 balance was primarily due to the upgrade in GMAC's short-term debt rating by Standard & Poor's Ratings Group in January 1998, which eliminated the requirement to segregate and hold in trust the collections on sold receivables.

As of June 30, 1998, GMAC's total borrowings were $88.3 billion, compared with $86.7 billion and $82.5 billion at December 31, 1997 and June 30, 1997, respectively. The higher borrowings were used to fund increased earning asset levels. GMAC's ratio of debt to total stockholder's equity at June 30, 1998 was 9.5:1, compared to 9.9:1 at December 31, 1997 and 9.7:1 at June 30, 1997.
Continuing to utilize its asset securitization program, the Company sold additional retail finance receivables totaling $1.6 billion (net) during the second quarter of 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)

The Company and its subsidiaries maintain substantial bank lines of credit which totaled $40.7 billion at June 30, 1998, compared to $39.8 billion at year-end 1997 and $40.2 billion at June 30, 1997. The unused portion of these credit lines totaled $31.9 billion at June 30, 1998, $1.5 billion and $0.4 billion higher than December 31 and June 30, 1997, respectively. Included in the unused credit lines are a committed U.S. revolving credit facility of $10.0 billion which serves primarily as back-up for GMAC's unsecured commercial paper program and an $11.5 billion U.S. asset-backed commercial paper liquidity and receivables credit facility for New Center Asset Trust (NCAT), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

Effective April 23, 1998, Moody's Investors Service increased the rating of the Company's senior debt from A3 to A2. The increase in the rating was closely related to the improved financial condition of GM, which also received the same upgrade of its senior debt. Effective August 3, 1998, S&P affirmed its current ratings on GMAC and revised its outlook on GMAC from stable to negative.

As discussed in the Company's 1997 Annual Report on Form 10-K, the Company utilizes a variety of interest rate and currency derivative instruments in managing its interest rate and foreign exchange exposures. The notional amount of derivatives increased from $56.4 billion at December 31, 1997 to $70.8 billion at June 30, 1998. The change is primarily attributable to an increase in financial instruments associated with mortgage related securities and mortgage related commitments.

ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the financial statements of the Company. The Company will adopt this accounting standard on January 1, 2000, as required.

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

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 requires an entity to disclose certain information about pensions and other postretirement benefits. The effect of adopting this new accounting standard will not be material to the Company's consolidated financial statements, when adopted for this fiscal year, as required.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company did not become a party to any material pending legal proceedings during the second quarter ended June 30, 1998, or prior to the filing of this report.

ITEM 5. OTHER INFORMATION

                       RATIO OF EARNINGS TO FIXED CHARGES

                                Six Months Ended
                                    June 30,
                                ----------------
                                1998        1997
                                ----        ----
                                1.36        1.47

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     EXHIBITS:

             20. General Motors Acceptance Corporation and Subsidiaries Consolidated Financial Statements for the Second Quarter and Six Months Ended June 30, 1998.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K. (CONCLUDED)

     (b)     REPORTS ON FORM 8-K: (concluded)

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


                                   GENERAL MOTORS ACCEPTANCE CORPORATION
                                   -------------------------------------
                                                 (Registrant)


                                   S/  WILLIAM F. MUIR
Dated:        August 4, 1998       ---------------------------------
              --------------       William F. Muir, Executive Vice
                                   President and Principal Financial
                                   Officer


                                   S/  GERALD E. GROSS
Dated:        August 4, 1998       --------------------------------
              --------------       Gerald E. Gross, Comptroller and
                                   Principal Accounting Officer


Exhibit 20
Page 1 of 7

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                           June 30,            Dec. 31,           June 30,
                                                            1998                1997                1997
                                                         -----------         ----------         -----------
                                                                      (in millions of dollars)

Cash and cash equivalents                                $     873.0         $    759.2         $     814.3


EARNING ASSETS
Investments in securities                                    7,855.4            7,896.1             5,542.4
Finance receivables, net (Note 1)                           61,445.5           59,630.8            61,292.7
Investment in operating leases, net                         27,551.4           25,849.1            25,819.9
Notes receivable from General Motors Corporation             2,718.5              551.7               469.8
Real estate mortgages - held for sale                        3,938.0            5,119.5             3,759.0
                      - held for investment                    793.0              713.0               610.0
                      - lending receivables                  1,825.8            2,222.9             1,448.8
Due and deferred from receivable sales, net                    240.0              690.5               635.4
Other                                                        2,450.3            1,807.6             1,314.1
                                                         -----------        -----------         -----------
   Total earning assets                                    108,817.9          104,481.2           100,892.1

Nonearning assets                                            4,647.5            4,078.9             2,266.6
                                                         -----------        -----------         -----------
TOTAL ASSETS                                             $ 114,338.4        $ 109,319.3         $ 103,973.0
                                                         ===========        ===========         ===========

Notes, loans and debentures payable within
 one year (Note 2)                                          50,967.6        $  50,399.5         $  48,095.6
                                                         -----------        -----------         -----------

ACCOUNTS PAYABLE AND OTHER LIABILITIES
General Motors Corporation and affiliated companies          1,738.6              698.9             1,302.0
Interest                                                     1,225.1            1,101.8             1,150.0
Insurance losses and loss expenses                           2,044.1            2,125.3             1,587.6
Unearned insurance premiums                                  1,858.0            1,804.1             1,450.3
Deferred income taxes                                        2,656.4            2,577.1             2,120.8
United States and foreign income and other taxes
 payable                                                       155.7              321.2               458.5
Other postretirement benefits                                  676.5              652.6               647.4
Other                                                        6,364.3            4,607.5             4,301.6
                                                         -----------       ------------         -----------
   Total accounts payable and other liabilities             16,718.7           13,888.5            13,018.2
                                                         -----------       ------------         -----------

Notes, loans and debentures payable after one year
 (Note 3)                                                   37,322.3           36,275.2            34,368.4
                                                         -----------       ------------         -----------

Common stock, $.10 par value (authorized 10,000
 shares, outstanding 10 shares) and paid-in capital          2,200.0            2,200.0             2,200.0
Net income retained for use in the business                  6,890.3            6,326.3             6,034.9
Net unrealized gains on securities                             408.2              368.5               327.8
Unrealized accumulated foreign currency translation
 adjustment                                                   (168.7)            (138.7)              (71.9)
                                                         -----------       ------------         -----------
   Accumulated other comprehensive income                      239.5              229.8               255.9
                                                         -----------       ------------         -----------
   Total stockholder's equity                                9,329.8            8,756.1             8,490.8
                                                         -----------       ------------         -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY               $ 114,338.4        $ 109,319.3         $ 103,973.0
                                                         ===========       ============         ===========

Certain   amounts  for  1997  have  been   reclassified  to  conform  with  1998
classifications.

Reference should be made to the Notes to Consolidated Financial Statements.


Exhibit 20
Page 2 of 7

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME,
                 NET INCOME RETAINED FOR USE IN THE BUSINESS AND
                              COMPREHENSIVE INCOME

                                                                                   Period Ended June 30,
                                                                      Second Quarter                     Six Months
                                                              -------------------------------  ------------------------------
                                                                   1998            1997             1998            1997
                                                              ---------------  --------------  ---------------  -------------
                                                                                 (in millions of dollars)

FINANCING REVENUE
Retail and lease financing                                        $    950.3      $    890.2       $  1,852.3       $ 1,830.2
Operating leases                                                     1,808.9         1,817.3          3,593.6         3,618.5
Wholesale and term loans                                               445.5           469.9            865.6           903.4
                                                                  ----------      ----------       ----------       ---------
   Total automotive financing revenue                                3,204.7         3,177.4          6,311.5         6,352.1
Interest and discount                                                1,454.7         1,311.9          2,839.2         2,577.7
Depreciation on operating leases                                     1,160.8         1,154.2          2,339.1         2,312.4
                                                                  ----------      ----------       ----------       ---------
   Net automotive financing revenue                                    589.2           711.3          1,133.2         1,462.0
Insurance premiums earned                                              479.8           306.3            950.8           611.8
Mortgage revenue                                                       500.5           371.9            917.9           673.0
Other income                                                           336.9           236.5            667.7           562.1
                                                                  ----------      ----------       ----------       ---------
   Net financing revenue and other                                   1,906.4         1,626.0          3,669.6         3,308.9
                                                                  ----------      ----------       ----------       ---------

EXPENSES
Salaries and benefits                                                  288.5           258.6            578.4           524.1
Other operating expenses                                               566.5           416.2          1,064.8           844.9
Insurance losses and loss adjustment expenses                          402.1           241.3            755.1           469.6
Provision for credit losses                                            121.5           127.3            228.7           257.2
                                                                  ----------      ----------       ----------       ---------
   Total expenses                                                    1,378.6         1,043.4          2,627.0         2,095.8
                                                                  ----------      ----------       ----------       ---------

Income before income taxes                                             527.8           582.6          1,042.6         1,213.1
United States, foreign and other income taxes                          163.1           244.9            328.6           503.4
                                                                  ----------      ----------       ----------       ---------
NET INCOME                                                             364.7           337.7            714.0           709.7

Net income retained for use in the business
 at beginning of the period                                          6,600.6         5,797.2          6,326.3         5,775.2
                                                                  ----------      ----------       ----------       ---------
Total                                                                6,965.3         6,134.9          7,040.3         6,484.9
Cash dividends                                                          75.0           100.0            150.0           450.0
                                                                  ----------      ----------       ----------       ---------
NET INCOME RETAINED FOR USE IN THE BUSINESS
   AT END OF THE PERIOD                                           $  6,890.3      $  6,034.9       $  6,890.3       $ 6,034.9
                                                                  ==========      ==========       ==========       =========

TOTAL COMPREHENSIVE INCOME                                        $    341.9      $    403.2       $    723.7       $   673.2
                                                                  ==========      ==========       ==========       =========


Certain   amounts  for  1997  have  been   reclassified  to  conform  with  1998
classifications.

Reference should be made to the Notes to Consolidated Financial Statements.


Exhibit 20
Page 3 of 7

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                   Six Months Ended June 30,
                                                                                ------------------------------
                                                                                    1998               1997
                                                                                ------------       -----------
                                                                                    (in millions of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $    714.0         $     709.7
Depreciation                                                                       2,373.8             2,336.6
Provision for credit losses                                                          228.7               257.2
Gains on sales of finance receivables                                                (31.0)              (18.3)
Mortgage loans - originations/purchases                                          (25,193.8)          (10,759.2)
               - proceeds on sale                                                 26,375.3             9,785.2
Mortgage related securities held for trading - acquisitions                       (1,124.0)           (1,255.5)
                                             - liquidations                          654.0               961.9
Changes in the following items:
  Due to General Motors Corporation and affiliated companies                       1,040.2               663.5
  Taxes payable and deferred                                                        (100.4)               72.7
  Interest payable                                                                   126.3                90.4
  Other assets                                                                      (390.2)             (155.2)
  Other liabilities                                                                1,677.4               345.8
Other                                                                                102.2               149.0
                                                                                ----------          ----------
  Net cash provided by operating activities                                        6,452.5             3,183.8
                                                                                ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Finance receivables - acquisitions                                               (78,432.3)          (79,997.2)
                    - liquidations                                                58,895.8            63,303.6
Notes receivable from General Motors Corporation                                  (2,175.9)             (279.3)
Operating leases - acquisitions                                                   (9,337.8)           (8,038.1)
                 - liquidations                                                    4,916.6             4,534.6
Investments in securities - acquisitions                                          (8,106.2)          (10,560.9)
                          - liquidations                                           8,685.6            10,211.5
Proceeds from sales of receivables - wholesale                                    15,840.7            11,524.0
                                   - retail                                        1,515.6             1,405.5
Due and deferred from receivable sales                                               446.9               633.3
Other                                                                               (447.1)              108.5
                                                                                ----------          ----------
  Net cash used in investing activities                                           (8,198.1)           (7,154.5)
                                                                                ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                           8,370.7             8,295.4
Principal payments on long-term debt                                              (6,511.2)           (7,024.0)
Change in short-term debt, net                                                       150.2             3,215.8
Dividends paid                                                                      (150.0)             (450.0)
                                                                                ----------          ----------
  Net cash provided by financing activities                                        1,859.7             4,037.2
                                                                                ----------          ----------

Effect of exchange rate changes on cash and cash equivalents                          (0.3)                5.5

  Net increase in cash and cash equivalents                                          113.8                72.0
Cash and cash equivalents at the beginning of the period                             759.2               742.3
                                                                                ----------          ----------
Cash and cash equivalents at the end of the period                              $    873.0          $    814.3
                                                                                ==========          ==========

Certain   amounts  for  1997  have  been   reclassified  to  conform  with  1998
classifications.

Reference should be made to the Notes to Consolidated Financial Statements.


Exhibit 20
Page 4 of 7

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  FINANCE RECEIVABLES

The composition of finance  receivables  outstanding at June 30, 1998,  December
31, 1997 and June 30, 1997 is summarized as follows:


                                                               June 30,             Dec. 31,            June 30,
                                                                 1998                 1997                1997
                                                           ------------------  -------------------  ------------------
                                                                            (in millions of dollars)
United States
  Retail                                                      $ 30,651.5           $ 26,570.2          $ 26,232.3
  Wholesale                                                     12,102.8             15,212.7            16,792.3
  Leasing and lease financing                                      651.8                716.2               993.7
  Term loans to dealers and others                               4,319.5              3,506.6             3,358.8
                                                              ----------           ----------          ----------
Total United States                                             47,725.6             46,005.7            47,377.1
                                                              ----------           ----------          ----------

Europe
  Retail                                                         4,990.0              4,944.2             5,189.2
  Wholesale                                                      3,414.6              3,828.5             3,613.3
  Leasing and lease financing                                      481.8                578.1               575.3
  Term loans to dealers and others                                 340.2                279.7               274.6
                                                              ----------           ----------          ----------
Total Europe                                                     9,226.6              9,630.5             9,652.4
                                                              ----------           ----------          ----------

Canada
  Retail                                                         1,514.6              1,088.5               930.0
  Wholesale                                                      2,490.3              2,245.9             2,419.7
  Leasing and lease financing                                      942.0                962.3               942.0
  Term loans to dealers and others                                 312.4                215.6               246.4
                                                              ----------           ----------          ----------
Total Canada                                                     5,259.3              4,512.3             4,538.1
                                                              ----------           ----------          ----------

Other Countries
  Retail                                                         2,191.9              2,026.0             2,180.3
  Wholesale                                                      1,013.7              1,048.0               984.7
  Leasing and lease financing                                      512.5                523.7               602.4
  Term loans to dealers and others                                 138.4                124.2               187.5
                                                              ----------           ----------          ----------
Total Other Countries                                            3,856.5              3,721.9             3,954.9
                                                              ----------           ----------          ----------

Total finance receivables                                       66,068.0             63,870.4            65,522.5
                                                              ----------           ----------          ----------

Deductions
  Unearned income                                                3,672.5              3,336.6             3,335.9
  Allowance for credit losses                                      950.0                903.0               893.9
                                                              ----------           ----------          ----------
Total deductions                                                 4,622.5              4,239.6             4,229.8
                                                              ----------           ----------          ----------
Finance receivables, net                                      $ 61,445.5           $ 59,630.8          $ 61,292.7
                                                              ==========           ==========          ==========


Exhibit 20
Page 5 of 7

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE YEAR

                                                June 30,           Dec. 31,              June 30,
                                                  1998               1997                  1997
                                              ----------          ----------           -----------
                                                           (in millions of dollars)

Short-term notes
 Commercial paper                             $ 27,997.8          $ 27,460.9            $ 26,113.4
 Master notes                                      377.5               248.2                 295.2
 Demand notes                                    3,959.5             3,709.2               3,614.6
 Other                                           1,222.2               869.3                 939.7
                                              -----------         ----------            ----------
Total principal amount                          33,557.0            32,287.6              30,962.9
Unamortized discount                              (154.3)             (192.0)               (205.8)
                                              ----------          ----------            ----------
Total                                           33,402.7            32,095.6              30,757.1
                                              ----------          ----------            ----------

Bank loans and overdrafts
 United States                                   1,811.4             1,660.8               1,244.0
 Other countries                                 5,495.2             6,850.1               6,448.4
                                              ----------          ----------            ----------
Total                                            7,306.6             8,510.9               7,692.4
                                              ----------          ----------            ----------

Other notes, loans and debentures
 payable within one year
 United States                                   8,899.4             8,869.2               8,758.9
 Other countries                                 1,358.9               923.8                 887.2
                                              ----------          ----------            ----------
Total                                           10,258.3             9,793.0               9,646.1
                                              ----------          ----------            ----------

Total payable within one year                 $ 50,967.6          $ 50,399.5            $ 48,095.6
                                              ==========          ==========            ==========


Exhibit 20
Page 6 of 7


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  NOTES, LOANS AND DEBENTURES PAYABLE AFTER ONE YEAR

                                        Weighted Average
                                        interest rates at            June 30,           Dec. 31,             June 30,
Maturity                                  June 30, 1998                1998               1997                1997
----------------------------------      -----------------           ----------         -----------          ----------
                                                                                (in millions of dollars)

United States
1998                                                                 $     -             $    -             $  2,762.8
1999                                           6.5%                    2,802.1            8,479.7              6,774.2
2000                                           6.7%                    6,214.9            4,567.7              4,258.0
2001                                           6.6%                    5,748.5            4,534.8              3,758.5
2002                                           6.4%                    6,616.0            6,329.1              4,674.2
2003                                           6.3%                    4,692.8            2,602.8              2,269.9
2004 - 2008                                    6.6%                    2,947.8            2,075.5              2,022.6
2009 - 2013                                   10.0%                    1,286.4            1,215.4              1,215.4
2014 - 2018                                   10.3%                      373.8              373.8                373.8
2019 - 2049                                    5.3%                       75.0               75.0                 75.0
                                                                    ----------         ----------           ----------

Total United States                                                   30,757.3           30,253.8             28,184.4

Other countries
1998 - 2008                                    6.0%                    7,248.5            6,715.2              6,908.1
                                                                    ----------         ----------           ----------

Total notes, loans and debentures                                     38,005.8           36,969.0             35,092.5
Unamortized discount                                                    (683.5)            (693.8)              (724.1)
                                                                    ----------         ----------           ----------
Total notes, loans and debentures
 payable after one year                                             $ 37,322.3         $ 36,275.2           $ 34,368.4
                                                                    ==========         ==========           ==========



Exhibit 20
Page 7 of 7


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4. SEGMENT INFORMATION

GMAC's  reportable  operating  segments  include GMAC North  American  Financing
Operations  (GMAC-NAO),   GMAC  International  Financing  Operations  (GMAC-IO),
Insurance Operations (GMACI) and Mortgage Operations (GMACMG). GMAC-NAO consists of the United States and Canada, and GMAC-IO consists of all other countries and
Puerto Rico.

Financial results of GMAC's operating segments for the quarters and six months ended June 30, 1998 and 1997 are summarized below:


OPERATING SEGMENTS:
------------------
(in millions of dollars)
                                                                                            Eliminations/
                               GMAC-NAO       GMAC-IO        GMACI            GMACMG        Reclassifications       Totals
                               --------       -------        -----            ------        -----------------       ------
For the Quarters Ended:
June 30, 1998
-------------
Net automotive
 financing revenue            $  381.8        $ 205.6        $    0.0         $  0.0            $ 1.8               $  589.2

Other revenue                    378.1            6.2           598.0          339.6             (4.7)               1,317.2

Net income                       232.4           55.6            53.9           22.8              0.0                  364.7


June 30, 1997
-------------
Net automotive
 financing revenue            $  503.1        $ 211.6        $    0.0         $  0.0            $ (3.4)             $  711.3

Other revenue                    256.8            4.8           381.7          271.6              (0.2)                914.7

Net income                       187.4           57.3            42.2           50.8               0.0                 337.7


For the Six Months Ended:
June 30, 1998
-------------
Net automotive
 financing revenue            $  741.6        $ 408.6        $    0.0         $  0.0            $(17.0)             $1,133.2

Other revenue                    707.6           13.1         1,211.7          592.7              11.3               2,536.4

Net income                       422.6          112.0           133.6           45.8               0.0                 714.0


June 30, 1997
-------------
Net automotive
 financing revenue            $1,044.6        $ 424.3        $    0.0         $  0.0            $ (6.9)             $1,462.0

Other revenue                    518.9            9.2           826.1          493.0              (0.3)              1,846.9

Net income                       387.2          114.5           120.6           87.4               0.0                 709.7
