Form 10-Q
period 1998-09-30
GENERAL MOTORS ACCEPTANCE CORP
filed 1998-11-17
CIK 40729

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
---
    1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998, OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
---
    1934 FOR THE TRANSITION PERIOD FROM                 TO
                                        ---------------    ---------------


                                        Commission file number 1-3754
                                                               ------


                      GENERAL MOTORS ACCEPTANCE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    38-0572512
-------------------------------                    -------------------
(State or other jurisdiction of                    I.R.S. Employer
incorporation or organization)                     Identification No.)

3044 WEST GRAND BOULEVARD, DETROIT, MICHIGAN                48202
--------------------------------------------             ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  313-556-5000
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

As of September 30, 1998, there were outstanding 10 shares of the issuer's common stock.


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

ITEM 1.       FINANCIAL STATEMENTS.

              In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items which are necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are unaudited and are not necessarily indicative of results which may be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements, the significant accounting policies, and the other notes to the consolidated financial statements included in the Company's 1997 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

              The Financial  Statements  described below are submitted herein as
              Exhibit 20.

              1. Consolidated Balance Sheet, September 30, 1998, December 31, 1997 and September 30, 1997.

              2. Consolidated Statement of Income, Net Income Retained for Use in the Business and Comprehensive Income for the Third Quarter and Nine Months Ended September 30, 1998 and 1997.

              3. Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 1998 and 1997.

              4.      Notes to Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS
Consolidated net income for the third quarter and nine months ended September 30, 1998 was relatively unchanged when compared to the same periods during 1997.


(in millions of dollars, after tax)                                    Period Ended September 30,
                                                                 Third Quarter            Nine Months
                                                               -----------------     ---------------------
                                                                1998       1997        1998         1997
                                                               ------     ------     --------     --------
Automotive Financing Operations                                $249.5     $222.8     $  784.1     $  724.5
Insurance Operations *                                           54.2       50.1        187.8        170.7
Mortgage Operations**                                             9.4       39.7         55.2        127.1
                                                               ------     ------     --------     --------
Consolidated Net Income                                        $313.1     $312.6     $1,027.1     $1,022.3
                                                               ======     ======     ========     ========


*  GMAC Insurance Holdings, Inc. (GMACI)
** GMAC Mortgage Group, Inc. (GMACMG)

Consolidated Return on Average Equity                           13.3%      14.4%        14.9%        16.1%

Earnings were 12% higher from automotive financing operations during the third quarter of 1998, compared to the same period in 1997, primarily due to increased retail financing and leasing assets, reduced credit losses and a lower effective income tax rate, partially offset by lower net interest margins and lower wholesale volume.

Earnings from insurance operations increased by 8% during the third quarter of 1998, compared to the same period during 1997. Earnings were higher due to the inclusion of Integon Corporation ("Integon") and increased capital gains.

Net income from mortgage operations during the third quarter of 1998 was $9.4 million. The significant decline in income, when compared to the same period last year, is the result of widening credit spreads and increasing prepayments, which have reduced the value of its mortgage inventory and investment positions.

UNITED STATES NEW PASSENGER CAR AND TRUCK DELIVERIES
U.S. deliveries of new General Motors ("GM") vehicles during the third quarter and nine months ended September 30, 1998 were lower than comparable 1997 levels, primarily due to a 54-day work stoppage from June 5, 1998 through July 28, 1998 at GM which reduced production by an estimated 545,000 units. Increased incentive programs sponsored by GM resulted in the Company's higher retail financing penetration.

                                                         Period Ended September 30,
                                                      Third Quarter        Nine Months
                                                      -------------       -------------
                                                      1998     1997       1998     1997
                                                      ----     ----       ----     ----
                                                            (in millions of units)

Industry                                               3.8      4.0       12.0     11.8
General Motors                                         0.9      1.3        3.5      3.6

New GM Vehicle Deliveries Financed by GMAC
  Retail (Installment Sale Contracts and
   Operating Leases)                                  45.6%    37.6%      44.3%    33.3%
  Fleet Transactions (Lease Financing)                 1.8%     1.4%       2.1%     2.8%
Total                                                 37.7%    31.3%      36.2%    27.2%


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCING VOLUME
The number of new vehicle deliveries financed during the third quarter and nine months ended September 30, 1998 and 1997 are summarized below:


                                           Period Ended September 30,
                                       Third Quarter         Nine Months
                                       -------------        -------------
                                       1998     1997        1998     1997
                                       ----     ----        ----     ----
                                             (in thousands of units)
UNITED STATES
  Retail Installment Sale Contracts     207      279         756      649
  Operating Leases                      143      114         489      328
  Leasing                                 5        4          18       25
                                        ---      ---       -----    -----
New Deliveries Financed                 355      397       1,263    1,002
                                        ===      ===       =====    =====

OTHER COUNTRIES
  Retail Installment Sale Contracts     114       94         312      247
  Operating Leases                       86       80         240      241
  Leasing                                15       19          53       60
                                        ---      ---       -----    -----
New Deliveries Financed                 215      193         605      548
                                        ===      ===       =====    =====

WORLDWIDE
  Retail Installment Sale Contracts     321      373       1,068      896
  Operating Leases                      229      194         729      569
  Leasing                                20       23          71       85
                                        ---      ---       -----    -----
New Deliveries Financed                 570      590       1,868    1,550
                                        ===      ===       =====    =====

The Company financed 11% fewer new vehicles in the U.S. during the third quarter of 1998, compared to the same period in 1997, primarily as a result of the work stoppage mentioned earlier. However, the Company financed 26% more new vehicles in the U.S. during the nine months ended September 30, 1998 over the comparable period in 1997, as a result of increased incentive programs sponsored by GM. Outside of the U.S., Canadian and Latin American retail, as well as Canadian operating lease volume, increased as a result of similar incentive plans offered by GM during the first nine months of 1998. These increases were partially offset by lower operating lease volume in Europe.

GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided for 564,000 and 1,931,000 new GM vehicles during the third quarter and first nine months of 1998, compared with 756,000 and 2,428,000 new GM vehicles during the same periods in 1997, respectively. GMAC's wholesale financing represented 63.4% of all GM U.S. vehicle sales to dealers during the first nine months of 1998, down from 67.5% for the comparable period a year ago. Increased competitive market conditions led to the decline in wholesale penetration levels. The reduction in wholesale financing volume is primarily a result of the work stoppage mentioned earlier that halted production of wholesale units at 26 of 29 assembly plants in North America.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME AND EXPENSES
Automotive financing revenue totaled $3,150.2 million and $9,461.7 million in the third quarter and first nine months of 1998, respectively, compared to $3,105.8 million and $9,457.9 million for the same periods in 1997. Higher retail financing revenues were offset by a decline in wholesale revenues, principally as a result of the reduction in wholesale receivable balances related to the GM work stoppage.

The Company's worldwide cost of borrowing, including the effects of derivatives, for the third quarter and first nine months of 1998 averaged 6.06% and 6.07%, respectively, a decrease of 31 and 26 basis points from the comparable periods of a year ago. Total borrowing costs for U.S. operations averaged 5.93% and 6.00% for the third quarter and first nine months of 1998, compared to 6.48% and 6.41% for the respective periods in 1997. The lower average borrowing costs for both comparable periods of 1998 are largely a result of lower long-term interest rates and a greater proportion of floating rate debt compared to fixed rate debt.

Insurance premiums earned, mortgage revenue and other income totaled $1,296.3 million and $3,832.7 million for the third quarter and nine months ended September 30, 1998, respectively, compared to $1,001.3 million and $2,848.2 million during the comparable 1997 periods. The quarterly and year-to-year comparative increases can be primarily attributed to higher insurance premiums and investment income resulting from the acquisition of Integon by GMACI in October 1997, as well as an increase in mortgage investment income.

Consolidated salaries and other operating expenses totaled $922.1 million and $2,565.3 million for the third quarter and first nine months of 1998, respectively, compared to $694.4 million and $2,063.4 million for the comparable periods last year. The increase is mainly attributable to the acquisition of Integon by GMACI and continued growth at GMACMG.

Annualized net retail losses were 0.74% and 0.83% of total average serviced automotive receivables during the third quarter and first nine months of 1998, respectively, compared to 1.12% and 1.27% for the same periods last year. The provision for credit losses totaled $322.6 million and $395.9 million for the nine months ended September 30, 1998 and 1997, respectively. The decline in the provision is primarily attributable to lower credit losses resulting from tightened credit standards.

The effective income tax rate was 30.9% and 42.2% for the nine months ended September 30, 1998 and September 30, 1997, respectively. The decrease in the effective tax rate can be attributed to lower U.S. and foreign taxes assessed on foreign source income and a favorable change resulting from periodic assessments of state and local income tax accruals.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INSURANCE OPERATIONS
Net premiums earned by GMACI and its subsidiaries totaled $466.1 million and $1,416.9 million for the third quarter and nine months ended September 30, 1998, respectively, compared to $302.5 million and $914.3 million for the same periods during 1997. Pre-tax capital gains and investment and other income at GMACI totaled $118.9 million and $389.8 million for the third quarter and first nine months of 1998 compared to $92.1 million and $302.6 million for the same periods in 1997. Insurance losses and loss adjustment expenses totaled $360.8 million and $1,115.9 million during the third quarter and first nine months of 1998, compared to $248.0 million and $717.6 million for the same periods in 1997. The increases in net premiums earned and losses are primarily a result of the inclusion of Integon's non-standard automobile operations since its acquisition in October 1997. The increase in capital gains and investment income is due to the inclusion of Integon and the additional diversification of GMACI's investment portfolio during 1998 which resulted in a higher concentration of gains during the first nine months of 1998 compared to the same period in 1997.

MORTGAGE OPERATIONS
During the third quarter and first nine months of 1998, GMACMG loan origination, mortgage servicing acquisitions and correspondent loan volume totaled $23.0 billion and $85.5 billion, respectively, compared to $12.1 billion and $32.1 billion for the same periods in 1997. The increase was primarily the result of the acquisition of a $27.1 billion mortgage servicing portfolio and related servicing assets plus the subservicing of an additional $6.4 billion in bank-owned loans of Wells Fargo Bank, N.A. The transaction was completed effective June 1, 1998.

Reflecting this acquisition and sustained growth over the past twelve months, the combined GMACMG servicing portfolio, excluding GMAC term loans to dealers, totaled $197.0 billion at September 30, 1998 compared with the $141.1 billion and $128.6 billion serviced at December 31 and September 30, 1997, respectively.

For the first nine months of 1998, net income was $55.2 million. The significant decline in income, when compared to the same period last year, is primarily attributable to widening credit spreads and the effect of higher than anticipated prepayment speeds, which resulted in the revaluation of interest-only products and accelerated amortization of mortgage servicing rights.

On August 28, 1998, GMACMG submitted an application to the Office of Thrift Supervision seeking approval to organize a federal savings bank within its operations.

FINANCIAL CONDITION AND LIQUIDITY
At September 30, 1998, the Company owned assets and serviced automotive receivables totaling $126.1 billion, $4.9 billion above year-end 1997, and $12.5 billion above September 30, 1997. The higher balance compared to year-end 1997 predominantly reflects increases in retail earning assets partially offset by declines in wholesale receivables and off-balance sheet wholesale and retail serviced assets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Earning assets totaled $113.3 billion at September 30, 1998, compared to $104.5 billion and $102.3 billion at December 31 and September 30, 1997, respectively.

Finance receivables serviced by the Company, including sold receivables, totaled $72.6 billion at September 30, 1998, $0.8 billion below December 31, 1997 levels and $3.5 billion above September 30, 1997 levels. On-balance sheet retail receivables were $5.9 billion higher than year-end 1997, primarily a result of increased retail incentive programs sponsored by GM. On-balance sheet wholesale receivables declined $2.7 billion during the same period due to the GM work stoppages. Also contributing to the change, sold wholesale receivables decreased $3.7 billion, attributable to the scheduled wind down of a revolving wholesale trust and the effects of the work stoppages. Additionally, sold retail receivables (including the retained subordinated interest portion) declined by $1.2 billion.

Consolidated operating lease assets, net of depreciation, totaled $28.4 billion at September 30, 1998, reflecting increases of $2.6 billion and $2.0 billion over December 31 and September 30, 1997 periods, respectively. The increase from year-end 1997 is primarily attributable to additional GM sponsored lease incentive programs in the U.S. during the first nine months of 1998.

Investments in securities at September 30, 1998 totaled $8.1 billion, compared with $7.9 billion and $6.2 billion at December 31 and September 30, 1997, respectively. The increase from September 1997 to September 1998 is principally the result of continued growth at GMACMG and the acquisition of Integon by GMACI.

The Company's due and deferred from receivable sales (net) totaled $186.1 million at September 30, 1998, compared with $690.5 million and $660.9 million at December 31 and September 30, 1997, respectively. The significant decline in the September 30, 1998 balance was primarily due to the upgrade in GMAC's short-term debt rating by Standard & Poor's Ratings Group ("S&P") in January 1998, which eliminated the requirement to segregate and hold in trust the daily collections on sold receivables.

As of September 30, 1998, GMAC's total borrowings were $91.9 billion, compared with $86.7 billion and $82.9 billion at December 31, 1997 and September 30, 1997, respectively. The higher borrowings were used to fund increased earning asset levels. GMAC's ratio of debt to total stockholder's equity at September 30, 1998 was 9.7:1, compared to 9.9:1 at December 31, 1997 and 9.6:1 at
September 30, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company and its subsidiaries maintain substantial bank lines of credit which totaled $42.7 billion at September 30, 1998, compared to $39.8 billion at year-end 1997 and $39.6 billion at September 30, 1997. The unused portion of these credit lines totaled $33.8 billion at September 30, 1998, $3.4 billion and $2.7 billion higher than December 31 and September 30, 1997, respectively. Included in the unused credit lines are a committed U.S. revolving credit facility of $10.0 billion which serves primarily as back-up for GMAC's unsecured commercial paper program and a $12.0 billion U.S. asset-backed commercial paper liquidity and receivables credit facility for New Center Asset Trust (NCAT), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

Effective August 3, 1998, S&P affirmed its current ratings on GMAC and revised its outlook on GMAC from stable to negative.

As discussed in the Company's 1997 Annual Report on Form 10-K, the Company utilizes a variety of interest rate and currency derivative instruments in managing its interest rate and foreign exchange exposures. The notional amount of derivatives increased from $56.4 billion at December 31, 1997 to $63.5 billion at September 30, 1998. The change is primarily attributable to an increase in financial instruments associated with mortgage related securities and mortgage related commitments.

YEAR 2000

Many computerized systems and microprocessors that are used by GMAC have the potential for operational problems if they lack the ability to handle the transition to the Year 2000. This issue has the potential to cause disruption to the business of GMAC and its customers. In its capacity as a wholly-owned subsidiary of GM, GMAC is part of GM's comprehensive worldwide Year 2000 program. As part of that program, GMAC is identifying and remediating potential Year 2000 problems in its business information systems and other equipment in its operations. GMAC has also initiated communications with its service and technology providers, landlords, dealers and other third parties in order to assess and reduce the risk that GMAC's operations could be adversely affected by the failure of these third parties to adequately address the Year 2000 issue.

GMAC's Year 2000 program teams are responsible for remediating all of GMAC's information technology. Information technology principally consists of business information systems (such as mainframe and other shared computers and associated business application software) and infrastructure (such as personal computers, operating systems, networks and devices like switches and routers). GMAC's Year 2000 program includes assessment and remediation services provided by Electronic Data Systems Corporation (EDS) pursuant to a Master Service Agreement with GM.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 (CONTINUED)

The Year 2000 program is being implemented in seven phases, some of which are being conducted concurrently:

        Inventory - identification and validation of an inventory of all systems and infrastructure components that could be affected by the Year 2000 issue. The inventory phase commenced in earnest in 1996 and is substantially complete. It has identified approximately 2,000 business information systems/applications.

        Assessment - initial testing, code scanning, and technology provider contacts to determine whether remediation is needed and to develop a remediation plan, if applicable. The assessment of business information systems is substantially complete and included a determination that approximately one half of such systems should be regarded as "critical" based on criteria such as the potential for business disruption. The assessment of infrastructure is also substantially complete.

        Remediation - design and execution of a remediation plan, followed by testing for adherence to the design. GMAC is targeting the end of 1998 for remediation of its critical systems and will continue to address remediation of other systems on a prioritized basis thereafter (unimportant systems have been, and will continue to be, removed from our Year 2000 inventory and will not be remediated). While a few critical systems will not be remediated until after the target date, GMAC believes that it is substantially on track to meet its target. In the normal course of its business plans, GMAC is also incrementally implementing enterprise software and other "common" applications that will replace and thereby eliminate the need to remediate certain existing systems. Implementation of this software at several sites is scheduled for completion in the first quarter of 1999, with a few not expected to be complete until the second quarter of 1999.

        System Testing - testing of remediated items to ensure that they function normally after being placed back in their original operating environment. This phase is closely related to the remediation phase and follows essentially the same schedule.

        Implementation - return of items to normal operation after satisfactory performance in system testing. This phase follows essentially the same schedule as remediation and system testing.

        Readiness Testing - planning for and testing of integrated systems in a Year 2000 ready environment, including ongoing auditing and follow-up. Readiness testing is currently underway and is expected to be largely completed in 1998, or early 1999, with a few exceptions as noted above.

        Contingency Planning - development and execution of plans that focus on specific areas of significant concern and concentrate resources to address them. GMAC currently believes that the most reasonably likely worst case scenario is that there will be some localized disruptions of systems that will affect individual business processes, facilities or service and technology providers for a short time rather than systematic or long-term problems affecting our business operations as a whole. GMAC contingency planning will continue to identify systems or other aspects of its business that it believes would be most likely to experience Year 2000 problems as well as those business operations in which a localized disruption could have the potential for causing a wider problem by interrupting the flow of data or services to other operations. Because there is an uncertainty as to which activities may be affected, and the exact nature of the problems which may arise, contingency planning will focus on minimizing the scope and duration of any disruption by having sufficient personnel and other resources in place to permit a flexible, real-time response to specific problems as they may arise at individual locations around the world. Some of the actions that may be considered include the deployment of emergency response teams on a regional or local basis, the establishment of a Year 2000 Command Center and development of detailed manual procedures. GMAC is leveraging off its existing Disaster Recovery and Business Resumption Plans and Processes, while expanding its scope to encompass Year 2000 concerns. The target for completion of these plans is the first half of 1999, with subsequent testing and refinement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 (CONTINUED)

GMAC's communication with its service and technology providers is a focused element of the assessment phase described above. GMAC is a leading participant in the Financial Services Sub-Group of the Automotive Industry Action Group
(AIAG), an automotive industry trade association, which has distributed Year 2000 compliance questionnaires to many critical financial service providers that supply GMAC with services throughout the world. Responses to these questionnaires have been received from approximately three quarters of the North American providers and one quarter of the international providers to which they were sent. In addition, GMAC has initiated its own contact and review of these providers and other non-financial service providers considered to be critical to GMAC's operations, including follow-up to the AIAG questionaire. GMAC has also initiated contact with the landlords or property managers of its facilities throughout the world, to assess the ongoing functionality of the space it rents from others. Responses have been received from more than 90% of the contacts.

GMAC also has a program to work with some of its largest customers, primarily automotive dealers and lease/rental companies, on their Year 2000 readiness. This program, developed in conjunction with GM, includes distributing materials that assist them in designing and executing their own assessment and remediation efforts.

The cost of GMAC's Year 2000 program is being expensed as incurred with the exception of capitalizable replacement hardware. Total incremental spending by GMAC is not expected to be material to the Company's operations, liquidity or capital resources. GMAC incurred approximately $5 million of Year 2000 expense during 1997 and $20 million in the first nine months of 1998. GMAC currently expects its total Year 2000 expense to be approximately $75 million, with peak spending occurring late in 1998 and early in 1999. This total spending also includes an additional payment to EDS of approximately $15 million (part of GM's overall additional payment to EDS of $75 million) at the end of the first quarter of 2000 if systems remediated by EDS under its Master Service Agreement with GM are capable of continued operation before, on and after January 1, 2000 without causing a significant business disruption that results in a material financial loss to GM due to the millennium change.

The estimated value of the services EDS is required to provide to GMAC under the Master Services Agreement with GM that are included in normal fixed price services and other on-going payments to EDS that are attributable to work being performed in connection with GMAC's Year 2000 program is approximately $30 million. This does not represent incremental spending to GMAC. GMAC Year 2000 program costs do not include information technology projects that have been delayed due to Year 2000, which are estimated to be $15 million, or information technology projects that have been accelerated due to Year 2000, which are estimated to be less than $5 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 (CONCLUDED)

In view of the foregoing, GMAC does not currently anticipate that it will experience a significant disruption of its business as a result of the Year 2000 issue. However, there is still uncertainty about the broader scope of the Year 2000 issue as it may affect GMAC and third parties that are critical to GMAC's operations. For example, lack of readiness by electrical and water utilities, financial institutions, governmental agencies or other providers of general infrastructure could, in some geographic areas, pose significant impediments to GMAC's ability to carry on its normal operations in the area or areas so affected. In the event that GMAC is unable to complete its remedial actions as described above and is unable to implement adequate contingency plans in the event that problems are encountered, there could be a material adverse effect on GMAC's business, results of operations or financial condition.


EURO CONVERSION

On January 1, 1999, eleven of fifteen member countries of the European Monetary Union will establish fixed conversion rates between their existing currencies and adopt the euro as their new common currency. The euro will trade on currency exchanges and the legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. Beginning on January 1, 2002, euro denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation.

The Company has established plans to assess and address the potential impact to GMAC, which may result from the euro conversion. These issues include, but are not limited to: 1)the technical challenges to adapt information systems to accommodate euro transactions; 2)the competitive impact of cross-border price transparency; 3)the impact on currency exchange rate risks; 4)the impact on existing contracts; and 5)tax and accounting implications. The Company expects that the euro conversion will not have a material adverse impact on its financial condition or results of operations.

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

ACCOUNTING STANDARDS (CONCLUDED)

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



                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company did not become a party to any material pending legal proceedings during the third quarter ended September 30, 1998, or prior to the filing of this report.

ITEM 5.  OTHER INFORMATION

                      RATIO OF EARNINGS TO FIXED CHARGES

                              Nine Months Ended
                                SEPTEMBER 30,
                             -------------------

                               1998        1997
                               ----        ----
                               1.34        1.45

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   EXHIBITS:

         20. General Motors Acceptance Corporation and Subsidiaries Consolidated Financial Statements for the Third Quarter and Nine Months Ended September 30, 1998.

                    PART II. OTHER INFORMATION (CONCLUDED)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONCLUDED)

   (b)   REPORTS ON FORM 8-K:

         The Company filed a Form 8-K on October 13, 1998 reporting matters under Item 5, Other Events.

         The Company is presently not under review by any of the nationally recognized statistical rating agencies. Additional disclosures regarding credit ratings are provided on page 8 of this document and pages 15 and 16 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 17, 1998.


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


                                         GENERAL MOTORS ACCEPTANCE CORPORATION
                                         -------------------------------------
                                                      (Registrant)


                                         S/  WILLIAM F. MUIR
                                         -------------------------------------
Dated:        NOVEMBER 16, 1998          William F. Muir, Executive Vice
              -----------------
                                         President and Principal Financial
                                         Officer


                                         S/  GERALD E. GROSS
                                         -------------------------------------
Dated:        NOVEMBER 16, 1998          Gerald E. Gross, Comptroller and
              -----------------
                                         Principal Accounting Officer


                                                                                                Exhibit 20
                                                                                                Page 1 of 7


                                      GENERAL MOTORS ACCEPTANCE CORPORATION
                                            CONSOLIDATED BALANCE SHEET

                                                                 Sept. 30,        Dec. 31,         Sept. 30,
                                                                   1998             1997             1997
                                                                 --------         --------         --------
                                                                           (in millions of dollars)
Cash and cash equivalents                                      $    614.2       $    759.2       $    476.0

EARNING ASSETS
Investments in securities                                         8,134.9          7,896.1          6,153.2
Finance receivables, net (Note 1)                                63,725.3         59,630.8         59,581.8
Investment in operating leases, net                              28,400.1         25,849.1         26,384.5
Notes receivable from General Motors Corporation                  2,301.6            551.7            454.3
Real estate mortgages - held for sale                             5,424.6          5,119.5          4,790.4
                      - held for investment                         789.5            713.0            774.0
                      - lending receivables                       1,783.3          2,222.9          1,999.6
Due and deferred from receivable sales, net                         186.1            690.5            660.9
Other                                                             2,558.1          1,807.6          1,499.4
                                                               ----------       ----------       ----------
   Total earning assets                                         113,303.5        104,481.2        102,298.1

Nonearning assets                                                 4,705.1          4,078.9          2,444.4
                                                               ----------       ----------       ----------
TOTAL ASSETS                                                   $118,622.8       $109,319.3       $105,218.5
                                                               ==========       ==========       ==========

Notes, loans and debentures payable within
 one year (Note 2)                                             $ 50,959.6       $ 50,399.5       $ 48,112.1
                                                               ----------       ----------       ----------

ACCOUNTS PAYABLE AND OTHER LIABILITIES
General Motors Corporation and affiliated companies               1,898.8            698.9          1,477.5
Interest                                                          1,394.3          1,101.8          1,366.2
Insurance losses and loss expenses                                2,043.7          2,125.3          1,566.1
Unearned insurance premiums                                       1,865.0          1,804.1          1,494.6
Deferred income taxes                                             2,796.6          2,577.1          2,323.5
United States and foreign income and other taxes
 payable                                                            276.4            321.2            442.4
Other postretirement benefits                                       690.9            652.6            652.5
Other                                                             6,261.0          4,607.5          4,290.7
                                                               ----------       ----------       ----------
   Total accounts payable and other liabilities                  17,226.7         13,888.5         13,613.5
                                                               ----------       ----------       ----------

Notes, loans and debentures payable after one year
 (Note 3)                                                        40,937.7         36,275.2         34,828.9
                                                               ----------       ----------       ----------

Common stock, $.10 par value (authorized 10,000
 shares, outstanding 10 shares) and paid-in capital               2,200.0          2,200.0          2,200.0
Net income retained for use in the business                       7,128.4          6,326.3          6,147.5
Net unrealized gains on securities                                  306.6            368.5            388.8
Unrealized accumulated foreign currency translation
 adjustment                                                        (136.2)          (138.7)           (72.3)
                                                               ----------       ----------       ----------
   Accumulated other comprehensive income                           170.4            229.8            316.5
                                                               ----------       ----------       ----------
   Total stockholder's equity                                     9,498.8          8,756.1          8,664.0
                                                               ----------       ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                     $118,622.8       $109,319.3       $105,218.5
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


                                                                                                     Exhibit 20
                                                                                                     Page 2 of 7

                                GENERAL MOTORS ACCEPTANCE CORPORATION
                                  CONSOLIDATED STATEMENT OF INCOME,
                            NET INCOME RETAINED FOR USE IN THE BUSINESS AND
                                        COMPREHENSIVE INCOME


                                                                   Period Ended September 30,
                                                      Third Quarter                  Nine Months
                                                -------------------------     -------------------------
                                                   1998           1997           1998            1997
                                                ---------      ---------      ----------      ---------
                                                               (in millions of dollars)

FINANCING REVENUE
Retail and lease financing                      $   982.1      $   861.7      $  2,834.4      $ 2,691.9
Operating leases                                  1,822.2        1,827.2         5,415.8        5,445.7
Wholesale and term loans                            345.9          416.9         1,211.5        1,320.3
                                                ---------      ---------      ----------      ---------
   Total automotive financing revenue             3,150.2        3,105.8         9,461.7        9,457.9
Interest and discount                             1,477.5        1,307.9         4,316.7        3,885.6
Depreciation on operating leases                  1,149.1        1,163.0         3,488.2        3,475.4
                                                ---------      ---------      ----------      ---------
   Net automotive financing revenue                 523.6          634.9         1,656.8        2,096.9
Insurance premiums earned                           466.1          302.5         1,416.9          914.3
Mortgage revenue                                    537.7          417.7         1,455.6        1,090.7
Other income                                        292.5          281.1           960.2          843.2
                                                ---------      ---------      ----------      ---------
   Net financing revenue and other                1,819.9        1,636.2         5,489.5        4,945.1
                                                ---------      ---------      ----------      ---------

EXPENSES
Salaries and benefits                               283.0          282.8           861.4          806.9
Other operating expenses                            639.1          411.6         1,703.9        1,256.5
Insurance losses and loss
 adjustment expenses                                360.8          248.0         1,115.9          717.6
Provision for credit losses                          93.9          138.7           322.6          395.9
                                                ---------      ---------      ----------      ---------
   Total expenses                                 1,376.8        1,081.1         4,003.8        3,176.9
                                                ---------      ---------      ----------      ---------

Income before income taxes                          443.1          555.1         1,485.7        1,768.2
United States, foreign and other
 income taxes                                       130.0          242.5           458.6          745.9
                                                ---------      ---------      ----------      ---------
NET INCOME                                          313.1          312.6         1,027.1        1,022.3

Net income retained for use in the
 business at beginning of the period              6,890.3        6,034.9         6,326.3        5,775.2
                                                ---------      ---------      ----------      ---------
Total                                             7,203.4        6,347.5         7,353.4        6,797.5
Cash dividends                                       75.0          200.0           225.0          650.0
                                                ---------      ---------      ----------      ---------
NET INCOME RETAINED FOR USE IN THE
BUSINESS AT END OF THE PERIOD                   $ 7,128.4      $ 6,147.5      $  7,128.4      $ 6,147.5
                                                =========      =========      ==========      =========

TOTAL COMPREHENSIVE INCOME                      $   244.0      $   373.2      $    967.7      $ 1,046.4
                                                =========      =========      ==========      =========


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


                                                                                                     Exhibit 20
                                                                                                     Page 3 of 7
                                GENERAL MOTORS ACCEPTANCE CORPORATION
                                 CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                   1998               1997
                                                                                -----------        ----------
                                                                                  (in millions of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $  1,027.1         $  1,022.3
Depreciation                                                                       3,542.9            3,515.2
Provision for credit losses                                                          322.6              395.7
Gains on sales of finance receivables                                                (31.0)             (55.9)
Mortgage loans - originations/purchases                                          (39,491.7)         (19,741.8)
               - proceeds on sale                                                 39,186.6           17,736.4
Mortgage related securities held for trading - acquisitions                       (1,678.6)          (1,784.8)
                                             - liquidations                          897.5            1,034.8
Changes in the following items:
  Due to General Motors Corporation and affiliated companies                         631.4              827.6
  Taxes payable and deferred                                                         206.9              284.5
  Interest payable                                                                   292.4              308.5
  Other assets                                                                      (643.9)            (335.6)
  Other liabilities                                                                1,837.2              367.5
Other                                                                                175.2              246.5
                                                                                ----------         ----------
  Net cash provided by operating activities                                        6,274.6            3,820.9
                                                                                ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Finance receivables - acquisitions                                              (112,821.4)        (128,299.6)
                    - liquidations                                                86,528.3          105,401.2
Notes receivable from General Motors Corporation                                  (1,774.4)            (263.8)
Operating leases - acquisitions                                                  (13,899.6)         (12,400.8)
                 - liquidations                                                    7,869.4            7,128.4
Investments in securities - acquisitions                                         (14,286.2)         (14,217.2)
                          - liquidations                                          14,730.0           13,752.8
Proceeds from sales of receivables - wholesale                                    20,406.7           17,102.4
                                   - retail                                        1,515.6            3,409.9
Due and deferred from receivable sales                                               513.2              642.9
Other                                                                               (642.6)            (856.6)
                                                                                ----------         ----------
  Net cash used in investing activities                                          (11,861.0)          (8,600.4)
                                                                                ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                          13,930.2           11,308.5
Principal payments on long-term debt                                              (9,616.6)          (8,773.1)
Change in short-term debt, net                                                       803.8            2,622.9
Notes payable to General Motors Corporation                                          550.0               --
Dividends paid                                                                      (225.0)            (650.0)
                                                                                ----------         ----------
  Net cash provided by financing activities                                        5,442.4            4,508.3
                                                                                ----------         ----------

Effect of exchange rate changes on cash and cash equivalents                          (1.0)               4.9

  Net decrease in cash and cash equivalents                                         (145.0)            (266.3)
Cash and cash equivalents at the beginning of the period                             759.2              742.3
                                                                                ----------         ----------
Cash and cash equivalents at the end of the period                              $    614.2         $    476.0
                                                                                ==========         ==========
SUPPLEMENTARY CASH FLOWS INFORMATION
  Interest paid                                                                 $  3,954.5         $  3,523.9
  Income taxes paid                                                                  206.2              217.3



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

                                                                                                     Exhibit 20
                                                                                                     Page 4 of 7
                          GENERAL MOTORS ACCEPTANCE CORPORATION
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  FINANCE RECEIVABLES

The composition of finance receivables outstanding at September 30, 1998, December 31, 1997 and September 30, 1997 is summarized as follows:



                                             Sept. 30,       Dec. 31,        Sept. 30,
                                               1998            1997            1997
                                            ----------      ----------      ----------
                                                     (in millions of dollars)
United States
  Retail                                    $ 31,748.1      $ 26,570.2      $ 26,606.9
  Wholesale                                   13,719.4        15,212.7        15,808.6
  Leasing and lease financing                    602.4           716.2           723.3
  Term loans to dealers and others             4,553.0         3,506.6         3,362.3
                                            ----------      ----------      ----------
Total United States                           50,622.9        46,005.7        46,501.1
                                            ----------      ----------      ----------

Europe
  Retail                                       5,321.3         4,944.2         5,065.6
  Wholesale                                    3,324.0         3,828.5         3,265.2
  Leasing and lease financing                    516.1           578.1           543.2
  Term loans to dealers and others               381.0           279.7           270.9
                                            ----------      ----------      ----------
Total Europe                                   9,542.4         9,630.5         9,144.9
                                            ----------      ----------      ----------

Canada
  Retail                                       1,686.6         1,088.5         1,041.8
  Wholesale                                    1,739.4         2,245.9         2,235.1
  Leasing and lease financing                    893.8           962.3           996.0
  Term loans to dealers and others               188.0           215.6           178.0
                                            ----------      ----------      ----------
Total Canada                                   4,507.8         4,512.3         4,450.9
                                            ----------      ----------      ----------

Other Countries
  Retail                                       2,278.6         2,026.0         2,104.8
  Wholesale                                      862.7         1,048.0           968.1
  Leasing and lease financing                    534.5           523.7           579.2
  Term loans to dealers and others               205.3           124.2           183.7
                                            ----------      ----------      ----------
Total Other Countries                          3,881.1         3,721.9         3,835.8
                                            ----------      ----------      ----------

Total finance receivables                     68,554.2        63,870.4        63,932.7
                                            ----------      ----------      ----------

Deductions
  Unearned income                              3,846.2         3,336.6         3,443.1
  Allowance for credit losses                    982.7           903.0           907.8
                                            ----------      ----------      ----------
Total deductions                               4,828.9         4,239.6         4,350.9
                                            ----------      ----------      ----------
Finance receivables, net                    $ 63,725.3      $ 59,630.8      $ 59,581.8
                                            ==========      ==========      ==========


                                                                                                     Exhibit 20
                                                                                                     Page 5 of 7
                          GENERAL MOTORS ACCEPTANCE CORPORATION
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE YEAR



                                             Sept. 30,       Dec. 31,        Sept. 30,
                                               1998            1997            1997
                                            ----------      ---------       ----------
                                                     (in millions of dollars)

Short-term notes
 Commercial paper                           $ 26,406.5      $ 27,460.9      $ 25,431.3
 Master notes                                    472.1           248.2           300.7
 Demand notes                                  4,093.3         3,709.2         3,721.6
 Other                                         1,230.3           869.3           963.2
                                            ----------      ----------      ----------
Total principal amount                        32,202.2        32,287.6        30,416.8
Unamortized discount                            (137.2)         (192.0)         (188.5)
                                            ----------      ----------      ----------
Total                                         32,065.0        32,095.6        30,228.3
                                            ----------      ----------      ----------

Bank loans and overdrafts
 United States                                 2,291.0         1,660.8         1,317.8
 Other countries                               5,419.7         6,850.1         5,852.3
                                            ----------      ----------      ----------
Total                                          7,710.7         8,510.9         7,170.1
                                            ----------      ----------      ----------

Other notes, loans and debentures
 payable within one year
 United States                                 9,797.0         8,869.2         9,735.1
 Other countries                               1,386.9           923.8           978.6
                                            ----------      ----------      ----------
Total                                         11,183.9         9,793.0        10,713.7
                                            ----------      ----------      ----------

Total payable within one year               $ 50,959.6      $ 50,399.5      $ 48,112.1
                                            ==========      ==========      ==========


                                                                                                     Exhibit 20
                                                                                                     Page 6 of 7
                          GENERAL MOTORS ACCEPTANCE CORPORATION
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3.  NOTES, LOANS AND DEBENTURES PAYABLE AFTER ONE YEAR



                              Weighted Average
                              Interest Rates at         Sept. 30,        Dec. 31,         Sept. 30,
Maturity                       Sept. 30, 1998             1998             1997             1997
----------------------        -----------------        ----------       ----------       -----------
                                                                 (in millions of dollars)

United States
1998                                                   $     -          $     -          $    992.8
1999                                 6.5%                 1,917.9          8,479.7          7,183.9
2000                                 6.5%                 7,992.5          4,567.7          4,389.1
2001                                 6.5%                 6,211.5          4,534.8          3,783.8
2002                                 6.3%                 6,787.9          6,329.1          6,220.0
2003                                 6.1%                 5,310.6          2,602.8          2,269.9
2004 - 2008                          6.4%                 3,592.2          2,075.5          2,046.8
2009 - 2013                          9.6%                 1,411.8          1,215.4          1,215.4
2014 - 2018                         10.3%                   373.8            373.8            373.8
2019 - 2049                          5.1%                    75.0             75.0             75.0
                                                       ----------       ----------       ----------

Total United States                                      33,673.2         30,253.8         28,550.5

Other countries
1999 - 2008                          5.9%                 7,937.8          6,715.2          6,984.8
                                                       ----------       ----------       ----------

Total notes, loans and debentures                        41,611.0         36,969.0         35,535.3
Unamortized discount                                       (673.3)          (693.8)          (706.4)
                                                       ----------       ----------       ----------

Total notes, loans and debentures payable
 after one year                                        $ 40,937.7       $ 36,275.2       $ 34,828.9
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

Financial results of GMAC's operating segments for the quarters and nine months ended September 30, 1998 and 1997 are summarized below:

OPERATING SEGMENTS:
(in millions of dollars)


                                                                                          Eliminations/
                              GMAC-NAO        GMAC-IO         GMACI         GMACMG      Reclassifications     Total
                              --------        -------       ---------       -------     -----------------   ---------
For the Quarters Ended:
September 30, 1998
------------------
Net automotive
 financing revenue            $   339.8       $ 205.2       $     0.0       $   0.0       $ (21.4)          $   523.6

Other revenue                     339.2           7.6           579.1         351.0          19.4             1,296.3

Net income                        195.4          54.1            54.2           9.4           0.0               313.1


September 30, 1997
------------------
Net automotive
 financing revenue            $   443.5       $ 203.4       $     0.0       $   0.0       $ (12.0)          $   634.9

Other revenue                     310.7           5.6           396.7         279.6           8.7             1,001.3

Net income                        160.8          62.0            50.1          39.7           0.0               312.6


For the Nine Months Ended:
September 30, 1998
------------------
Net automotive
 financing revenue            $ 1,081.4       $ 613.8       $     0.0       $   0.0       $ (38.4)          $ 1,656.8

Other revenue                   1,046.8          20.7         1,790.8         943.7          30.7             3,832.7

Net income                        618.0         166.1           187.8          55.2           0.0             1,027.1


September 30, 1997
------------------
Net automotive
 financing revenue            $ 1,488.1       $ 627.7       $     0.0       $   0.0       $ (18.9)          $ 2,096.9

Other revenue                     829.6          14.8         1,222.8         772.6           8.4             2,848.2

Net income                        548.0         176.5           170.7         127.1           0.0             1,022.3
