Form 10-K405
period 1998-12-31
GENERAL MOTORS ACCEPTANCE CORP
filed 1999-03-10
CIK 40729

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
 - FOR THE YEAR ENDED DECEMBER 31, 1998, OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
 -  1934 FOR THE TRANSITION PERIOD FROM          TO
                                         ----        ----

                                            Commission file number 1-3754
                                                                   ------

                     GENERAL MOTORS ACCEPTANCE CORPORATION
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         38-0572512
--------------------------------------                  ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

3044 WEST GRAND BOULEVARD, DETROIT, MICHIGAN                  48202
--------------------------------------------                ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  313-556-5000
                                                    ------------

The registrant meets the conditions set forth in General Instruction J(1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Securities registered pursuant to Section 12(b) of the Act:


TITLE OF EACH CLASS
-------------------
7 1/8% Notes due June 1, 1999                Floating Rate Notes due April 29, 2002
8 5/8% Notes due June 15, 1999               7.00% Notes due September 15, 2002
8.40%  Notes due October 15, 1999            Global Floating Rate Notes due September 25, 2002
7.00%  Notes due March 1, 2000               6 5/8% Notes due October 1, 2002
9 3/8% Notes due April 1, 2000               8 1/2% Notes due January 1, 2003
9 5/8% Notes due May 15, 2000                5 7/8% Notes due January 22, 2003
5 5/8% Notes due February 15, 2001           6 3/4% Notes due March 15, 2003
7 1/8% Notes due May 1, 2001                 7 1/8% Notes due May 1, 2003
6 7/8% Notes due July 15, 2001               8 3/4% Notes due July 15, 2005
7.00%  Notes due August 15, 2001             6 5/8% Notes due October 15, 2005
6 3/8% Notes due December 1, 2001            6 1/8% Notes due January 15, 2008
9 5/8% Notes due December 15, 2001           8 7/8% Notes due June 1, 2010
5 1/2% Debentures due December 15, 2001      6.00% Debentures due April 1, 2011
6.00%  Notes due February 1, 2002            10.00% Deferred Interest Debentures due December 1, 2012
6 3/4% Notes due February 7, 2002            10.30% Deferred Interest Debentures due June 15, 2015

All of the  securities  listed  above  are  registered  on the  New  York  Stock
Exchange.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days. Yes  X . No    .
                      --      --

As of December 31, 1998, there were outstanding 10 shares of the issuer's common stock.

Documents incorporated by reference.  NONE.
                                      ----

================================================================================

                                    CONTENTS

                                     PART I
                                                                   PAGE NO.

Item 1.         Business                                              3

Item 2.         Properties                                            7

Item 3.         Legal Proceedings                                     7

                                     PART II

Item 5.         Market for Registrant's Common Stock and
                Related Stockholder Matters                           7

Item 6.         Selected Financial Data                               8

Item 7.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations         9

Item 7A.        Quantitative and Qualitative Disclosures About
                Market Risk                                          22

Item 8.         Financial Statements and Supplementary Data          24

                      Management's Responsibilities for
                      Consolidated Financial Statements              24

                      Independent Auditors' Report                   25

                      Consolidated Balance Sheet                     26

                      Consolidated Statement of Income               27

                      Consolidated Statement of Changes in
                      Stockholder's Equity                           28

                      Consolidated Statement of Cash Flows           30

                      Notes to Consolidated Financial Statements     32

                      Supplementary Financial Data                   57

                                     PART IV


Item 14.        Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                  58

                Signatures                                           59

                Exhibit Index                                        61

                Ratio of Earnings to Fixed Charges                   62

                Independent Auditors' Consent                        63

                                     PART I


ITEM 1.  BUSINESS

General Motors Acceptance Corporation (the "Company" or "GMAC"), a wholly-owned subsidiary of General Motors Corporation ("General Motors" or "GM"), was incorporated in 1997 under Delaware General Corporation Law. On January 1, 1998, the Company merged with its predecessor, which was originally incorporated in New York in 1919.

In conducting its primary form of business, GMAC and its affiliated companies have a presence in 35 countries which offer a wide variety of automotive financial services to and through franchised General Motors dealers throughout the world. GMAC also offers financial services to other automobile dealerships and to the customers of those dealerships. Additionally, GMAC provides commercial financing for real estate, equipment and working capital to automobile dealerships, GM suppliers and customers of GM affiliates. GMAC's other financial services include insurance and mortgage banking. The Company had 23,619 and 21,417 employees worldwide, as of December 31, 1998 and 1997, respectively.

The Company operates directly and through its subsidiaries and affiliates (including joint ventures) in which the Company or GM has equity investments. In its principal markets, GMAC offers automotive financing and other services as described below. The Company operates its automotive financing services outside of the U.S. in a similar manner, subject to local laws or other circumstances that may cause it to modify its procedures accordingly. The Company's policies and internal controls are designed to ensure compliance with applicable laws and regulations.

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

As the financing of GM manufactured vehicles comprises a substantial portion of the Company's business, any protracted reduction or suspension of GM's production or sales resulting from a decline in demand, work stoppage, governmental action, adverse publicity, or other event, could have a substantial unfavorable effect on the Company's results of operations. Information about GM's production and sales can be found in GM's Annual Report on Form 10-K for the year ended December 31, 1998, filed separately with the Securities and Exchange Commission.

RETAIL FINANCING

GMAC conducts its U.S. and Canadian retail automotive financing business under the trade name GMAC Financial Services. The Company provides financial services to customers through dealers who have established relationships with GMAC. Retail installment obligations for new and used products that meet GMAC's credit standards are purchased directly from dealers.

RETAIL FINANCING (concluded)

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

General Motors may elect to sponsor retail finance programs by supporting special retail finance rates and/or guaranteeing residual values in excess of independently published residual value guidebooks used by GMAC.

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

LEASING

In the U.S. and Canada, GMAC offers leasing plans to retail customers as well as dealers or other companies that rent or lease vehicles to others. GMAC also offers various lease products in 23 other countries.

Operating Leases
----------------
GMAC's most successful leasing program, called SmartLease in the U.S. and Canada, is a plan in which dealers originate the leases and offer them for purchase by GMAC. As GMAC assumes ownership of the vehicles from the dealers, these leases are accounted for as operating leases with the capitalized cost of the vehicles recorded as depreciable assets (net investment in operating leases). In the U.S. and Canada, dealers are not responsible for customers' performances during the lease periods nor for the values of the vehicles at the time of lease maturities. The SmartLease program encourages shorter customer trading cycles. General Motors may elect to sponsor retail leasing programs by supporting special lease rates and/or guaranteeing residual values in excess of independently published residual value guidebooks used by GMAC. Credit standards for these programs are similar to those applied to retail financing contracts.

Finance Leases
--------------
GMAC also offers other leasing plans directly to individual customers and other entities. Under these plans, the leases are accounted for as finance leases and the receivables from the customers are recorded as finance receivables. GMAC does not assume ownership of the vehicle. These leasing receivables essentially represent installment sales of vehicles, with the vehicles usually being acquired by the customers at the end of the lease contracts.

Lease Financing
---------------
Dealers, their affiliates and other companies may obtain GMAC financing to buy vehicles, which they lease or rent to others. These leases, sometimes referred to as fleet leases, are categorized as finance receivables. GMAC generally has a security interest in these vehicles and in the rental payments. However, competitive factors occasionally result in a limited security interest in this collateral. Approximately one-half of GMAC's fleet financing receivables are covered by General Motors programs which provide a limited payment guarantee to participating financing institutions as consideration for extending credit to a fleet customer. Under these programs, General Motors will reimburse the financing institution, subject to certain limitations, for losses on the sales of vehicles that are repossessed and returned to the selling dealers.

INSURANCE

GMAC Insurance Holdings, Inc. ("GMACI"), a holding company formed in 1997, conducts insurance operations primarily in the United States, Canada and Europe through its subsidiaries, Motors Insurance Corporation ("MIC") and Integon Corporation ("Integon") and their respective subsidiaries. MIC insures and reinsures extended warranty, personal insurance coverages and selected commercial insurance coverages. Integon primarily writes non-standard personal automobile insurance coverages. GMACI acquired Integon on October 17, 1997 for $523 million plus the assumption of $250 million in long-term debt. Integon was subsequently recapitalized in December 1997 by successfully tendering substantially all of its publicly held long-term debt.

MIC's personal lines coverages, which include automobile, homeowners and umbrella liability insurance, are offered primarily on a direct response basis. MIC's commercial lines include insurance for dealer vehicle inventories as well as other dealer property and casualty coverages. MIC also provides collateral protection coverage to GMAC on certain vehicles securing GMAC retail installment contracts. Additionally, MIC is a reinsurer of diverse property and casualty risks, primarily in the U.S. market.

Integon's non-standard automobile insurance is offered by approximately 13,000 independent agents in 32 states. The non-standard auto insurance market offers insurance to individuals that do not meet the underwriting criteria of most standard insurance companies.

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

MORTGAGE BANKING

GMAC Mortgage Group, Inc. and its subsidiaries ("GMACMG") perform a wide array of real estate financial services including the origination, purchase, financing and servicing of residential, commercial and multifamily mortgage loans as well as the issuing, purchasing and selling of mortgage-backed securities. In addition, GMACMG actively pursues the acquisition of mortgage servicing rights from other mortgage bankers and financial institutions. Operations of GMACMG's various mortgage banking subsidiaries are conducted through its three primary businesses: GMAC Mortgage Corporation ("GMACM"); GMAC Commercial Mortgage Corporation ("GMACCM"); and Residential Funding Corporation ("RFC").

ITEM 1.  BUSINESS (CONCLUDED)

MORTGAGE BANKING (CONCLUDED)

GMACM originates first and second lien residential mortgage loans through a nationwide retail network and direct lending centers, including its Family First program. Family First is a custom mortgage service program offered to GM employees, dealers, and stockholders. In addition to selling its originated loans in the secondary market while retaining the right to service the loans, GMACM actively acquires servicing rights from other mortgage bankers and financial institutions. GMACM has diversified its operations to include trustee services and mortgage-related insurance products. Additionally, in June 1998, GMACM created GMAC Home Services by acquiring two relocation companies and several real estate broker organizations.

GMACCM is the nation's largest commercial and multifamily mortgage loan servicer based on dollar volume of commercial and multifamily mortgages serviced for third party investors as of December 31, 1998. It is a direct lender and correspondent for life insurance companies and pension funds. GMACCM provides a wide range of innovative financial products and services including long-term, interim and construction financing, appraisal services and specialized financing and marketing services. During 1998, GMACCM diversified its operations through various acquisitions, most notably, an investment banking firm/licensed broker/dealer which specializes in the financing of real estate related projects, and two software development companies which specialize in mortgage banking software.

RFC is engaged in several interrelated business lines including mortgage securitization, investing, origination and lending operations. RFC is the number-one issuer of private-label mortgage-backed securities in the United States based on dollar volume of private-label mortgage-backed securities issued as of December 31, 1998. RFC purchases non-conforming, single-family residential mortgages from mortgage lenders throughout the United States, securitizes such mortgages into mortgage pass-through certificates, sells the certificates to investors and performs master servicing of these securities on behalf of investors. In addition to prime residential mortgages, RFC also purchases and securitizes sub-prime residential mortgages, home equity lines of credit and home improvement loans. RFC also provides warehouse lending facilities to certain mortgage banking customers secured principally by mortgage collateral as well as long-term secured lines of credit to construction lending project managers and national and regional homebuilders. In addition, Residential Money Centers, a GMACMG subsidiary, offers a variety of first- and second-mortgage loans to homeowners who do not meet the credit standards normally required for purchase by the government-sponsored enterprises.

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

Residential mortgage volume is generally subject to seasonal trends. These trends reflect the general national pattern of sales and resales of homes, which typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. However, the seasonal trends do not have a material impact on GMACMG's interim results. Refinancings tend to be less seasonal and more closely related to changes in interest rates. In addition to having an effect on refinancing, changes in interest rates affect the volume of loan originations and acquisitions, the interest rate spread on mortgage-related investments, loans held for sale, the amount of gain or loss on the sale of loans and the value of GMACMG's servicing portfolio.

FINANCIAL INFORMATION

Financial information regarding operating segments and operations by geographic area is set forth in Note 1 and Note 16 in the Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

The Company and its subsidiaries have 312 financial service offices, 332 mortgage offices and 105 insurance offices. Of the number of financial service offices, 237 are in the United States and Puerto Rico, 27 in Canada and 48 in other countries. There are 95 insurance offices in the United States, seven in Europe, two in Canada and one in Latin America. Of the number of mortgage offices, 329 are located in the United States, one in Mexico, one in Japan and one in the United Kingdom. Substantially all premises are occupied under lease. Automobiles, office equipment and real estate properties owned and in use by the Company are not significant in relation to the total assets of the Company.

ITEM 3.  LEGAL PROCEEDINGS

There are various claims and actions pending against the Company and its subsidiaries with respect to commercial and consumer financing and leasing activities, taxes, insurance and other matters arising out of the conduct of the business. Certain of these actions are or purport to be class actions, seeking damages in very large amounts. The probability of adverse verdicts from individual claims and actions is determined by a periodic review conducted by management and the Company's General Counsel which involves soliciting input from staff attorneys as well as outside counsel. Based on these reviews and examinations, the aggregate ultimate liability of GMAC under these claims and actions was not determinable at December 31, 1998, but, in the opinion of management, such liability should not have a material adverse effect on the Company's consolidated financial position or results of operations.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company is a wholly owned subsidiary of General Motors and, accordingly, all shares of the Company's common stock are owned by General Motors. There is no market for the Company's common stock.

The Company paid cash dividends to General Motors of $300 million in 1998, $750 million in 1997 and $1,200 million in 1996.

ITEM 6.  SELECTED FINANCIAL DATA


FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS

                                             1998             1997          1996           1995           1994
                                         --------------  -------------- -------------- -------------- --------------

INCOME AND NET INCOME RETAINED FOR USE                            (in millions of dollars)
IN THE BUSINESS

Gross revenue and other income           $   17,913.9     $  16,595.4     $ 15,973.7      $ 14,863.2    $  12,145.0
                                         --------------  -------------- -------------- -------------- --------------
Interest and discount                         5,786.9         5,255.5        4,937.5         4,936.3        4,230.9
Depreciation on operating leases              4,692.4         4,677.5        4,627.0         4,304.8        3,233.8
Operating expenses                            3,517.3         2,852.2        2,690.3         2,391.8        2,032.3
Insurance losses and loss adjustment
 expenses                                     1,517.2         1,073.5          972.2           998.3        1,030.9
Provision for credit losses                     463.1           522.7          669.0           448.8          177.3
                                         --------------  -------------- -------------- -------------- --------------
   Total expenses                            15,976.9        14,381.4       13,896.0        13,080.0       10,705.2
                                         --------------  -------------- -------------- -------------- --------------

Income before income taxes                    1,937.0         2,214.0        2,077.7         1,783.2        1,439.8
United States, foreign and other
 income taxes                                   611.7           912.9          837.2           752.2          512.7
                                         --------------  -------------- -------------- -------------- --------------
Income before cumulative effect of
 accounting change                            1,325.3         1,301.1        1,240.5         1,031.0          927.1
Cumulative effect of accounting change           --              --             --              --             (7.4)
                                         --------------  -------------- -------------- -------------- --------------
Net income                                    1,325.3         1,301.1        1,240.5         1,031.0          919.7
Cash dividends                                  300.0           750.0        1,200.0           950.0          875.0
                                         ==============  ============== ============== ============== ==============
Net income retained in the year          $    1,025.3    $      551.1   $       40.5   $        81.0  $        44.7
                                         ==============  ============== ============== ============== ==============


ASSETS
Cash and cash equivalents                $      618.1    $      759.2   $      742.3   $     1,448.6  $     1,339.5
Earning assets                              125,104.6       104,031.6       95,407.5        91,594.7       82,823.3
Other assets                                  5,694.8         4,528.5        2,428.2         2,604.2        2,354.5
                                         --------------  -------------- -------------- -------------- --------------
   Total assets                            $131,417.5      $109,319.3     $ 98,578.0      $ 95,647.5     $ 86,517.3
                                         ==============  ============== ============== ============== ==============

NOTES, LOANS AND DEBENTURES
Payable within one year                   $  58,472.3     $  50,399.5     $ 45,809.9      $ 43,871.8     $ 35,114.8
Payable after one year                       45,356.5        36,275.2       32,878.9        31,050.6       31,539.6
                                         --------------  -------------- -------------- -------------- --------------
   Total debt                              $103,828.8     $  86,674.7     $ 78,688.8      $ 74,922.4     $ 66,654.4
                                         ==============  ============== ============== ============== ==============

Certain amounts for the 1994 through 1997 periods have been reclassified to conform with 1998 classifications.

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

RESULTS OF OPERATIONS

For the twelfth time in the Company's history, consolidated net income surpassed $1.0 billion. Automotive financing earnings predominantly contributed to the 1998 earnings gain, partially offset by lower earnings from mortgage operations. The following table summarizes the most recent earnings of GMAC's automotive financing, insurance and mortgage operations on a year-to-year basis:


                                                                Net Income
                                          -----------------------------------------------------
                                                 1998             1997               1996

                                          ----------------   --------------    ----------------
                                                        (in millions of dollars)
Automotive financing operations            $     984.4        $     909.9        $      946.4
Insurance operations *                           225.9              224.6               192.4
Mortgage operations**                            115.0              166.6               101.7
                                          ----------------   --------------    ----------------
Consolidated total                          $  1,325.3         $  1,301.1         $   1,240.5
                                          ================   ==============    ================

*  GMAC Insurance Holdings, Inc.
** GMAC Mortgage Group, Inc.

On a consolidated basis, GMAC's return on average equity capital was 14.3% in 1998, compared to 15.3% in 1997, and 14.8% in 1996. Total cash dividends paid to General Motors in 1998 were $300 million compared with $750 million in 1997 and $1,200 million in 1996.

In 1998, net income from automotive financing operations totaled $984.4 million, which is 8% and 4% higher than 1997 and 1996, respectively. Earnings in 1998 were higher primarily as a result of retail asset growth, reduced credit losses and a lower effective income tax rate, partially offset by lower net interest margins and lower wholesale volume. The decrease in 1997 from 1996 was primarily attributable to reduced net financing margins partially offset by lower credit losses and loss provisions and operating expenses.

Net income from insurance operations totaled $225.9 million in 1998, relatively unchanged from 1997 results and 17% higher than 1996 earnings. The increase in 1997 over 1996 was primarily the result of favorable underwriting experience and higher realized capital gains.

Net income from mortgage operations totaled $115.0 million in 1998, 31% lower and 13% higher than 1997 and 1996 earnings, respectively. The decrease in 1998 earnings was largely the result of reduced mortgage asset values due to higher prepayment levels. The increase in 1997 earnings over 1996 was primarily attributable to significant increases in origination/purchase volumes and the mortgage servicing portfolio.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

UNITED STATES NEW PASSENGER CAR AND TRUCK DELIVERIES

U.S. deliveries of new GM vehicles during 1998 were lower than 1997 levels primarily the result of a 54-day work stoppage from June 5, 1998 through July 28, 1998 at GM which reduced production by an estimated 545,000 units. However, GMAC's special rate financing and lease incentive programs sponsored by GM, contributed to higher financing penetration of new GM vehicle retail deliveries amid continued competitive pressures from other providers of vehicle financing.

                                                               For the Years Ended December 31,
                                                           ---------------------------------------
                                                              1998           1997          1996
                                                           ----------     ----------   -----------
                                                                   (in millions of units)
Industry                                                      16.0            15.5        15.5
General Motors                                                 4.6             4.7         4.8

U.S. new GM vehicle deliveries financed by GMAC
  Retail (installment sale contracts and
   operating leases)                                          41.8%           33.1%       28.4%
 Fleet transactions (lease financing)                          2.1%            2.9%        5.2%
Total                                                         33.6%           27.1%       24.0%

FINANCING VOLUME

The number of new vehicle deliveries financed are summarized below:

                                                   For the Years Ended December 31,
                                                ----------------------------------------
                                                   1998          1997           1996
                                                -----------    ----------     ----------
                                                         (in thousands of units)
UNITED STATES
  Retail installment sale contracts                   929            846            634
  Operating leases                                    598            430            506
  Leasing                                              26             35             63
                                                ===========    ==========     ==========
New deliveries financed                             1,553          1,311          1,203
                                                ===========    ==========     ==========

OTHER COUNTRIES
  Retail installment sale contracts                   401            327            327
  Operating leases                                    308            303            225
  Leasing                                              67             82             78
                                                ===========    ==========     ==========
New deliveries financed                               776            712            630
                                                ===========    ==========     ==========

WORLDWIDE
  Retail installment sale contracts                 1,330          1,173            961
  Operating leases                                    906            733            731
  Leasing                                              93            117            141
                                                ===========    ==========     ==========
New deliveries financed                             2,329          2,023          1,833
                                                ===========    ==========     ==========

The increase in U.S. retail and operating lease contracts during 1998, compared to 1997, was primarily a result of increased incentive programs sponsored by GM. Outside of the U.S., Canadian and Latin American retail as well as Canadian operating lease volume increased as a result of similar incentive plans offered by GM during 1998. These increases were partially offset by lower operating lease volume in Europe. The change in financing volume during 1997, compared to 1996, was primarily the result of a shift from lease incentive programs to special rate finance programs sponsored by GM in the U.S. and increased leasing activity in other countries.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCING VOLUME (CONCLUDED)

The average new vehicle retail finance contract purchased by GMAC in the United States during 1998 was $20,800 compared to $20,100 in 1997 and $21,500 in 1996.
The average term for new vehicle retail finance contracts purchased was 52 months in 1998, compared to 56 months in 1997 and 54 months in 1996, while the monthly payment on such contracts purchased in 1998 averaged $401, compared to $359 in 1997 and $380 in 1996. The increases in the average amount of retail finance contract purchased and the average monthly payment were primarily the result of a reduction in the average customer downpayment and a shift to shorter-term special rate contracts.

During 1998, the average capitalized cost for new vehicle retail operating lease contracts entered into in the United States was $24,400 compared to $25,600 in 1997 and $24,400 in 1996. The average term of such new vehicle retail leases was 34 months in 1998, 33 months in 1997 and 31 months in 1996. The average monthly retail lease payments on such contracts were $352 in 1998, $379 in 1997 and $374 in 1996. The changes in average cost, term and monthly payment during 1998 were mainly attributable to changes in the types of vehicles within the leasing portfolio and increased special rate leasing programs sponsored by GM.

GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, wholesale inventory financing was provided for 2.8 million, 3.3 million and 3.3 million new GM vehicles, representing 64.1%, 67.2% and 70.3% of all GM sales to U.S. dealers during 1998, 1997 and 1996, respectively. The decline in U.S. market share was principally the result of continued competitive pressures in this market segment.

ASSETS

Cash and cash equivalents totaled $618.1 million at December 31, 1998, compared with $759.2 million held at December 31, 1997.

At the end of 1998, the Company owned assets and serviced automotive receivables totaling $138.7 billion, an increase of $17.5 billion over year-end 1997. Total consolidated assets of the Company at December 31, 1998 were $131.4 billion, $22.1 billion above the previous year. The year-to-year increases were primarily the result of higher net finance receivables, operating lease assets, real estate mortgage outstandings, mortgage servicing rights and receivables due from GM. For total owned assets and serviced automotive receivables, these increases were partially offset by declines in off-balance sheet wholesale and retail serviced assets.

Earning assets, which comprised $125.1 billion of the total consolidated assets, increased $21.1 billion from 1997 year-end levels.

Consolidated automotive finance receivables serviced by the Company, including sold receivables, amounted to $79.9 billion and $72.9 billion at December 31, 1998 and 1997, respectively. On-balance sheet finance receivables were $12.2 billion higher than year-end 1997, primarily a result of increased retail incentive programs sponsored by GM and higher wholesale receivable outstandings. Principal balances of active trusts of sold wholesale receivables (including retained subordinated interests) during 1998 decreased $3.0 billion, attributable to the scheduled wind down of a revolving wholesale trust and the effects of the work stoppages mentioned earlier. Additionally, outstanding principal balances of sold retail automotive receivables (including retained subordinated interests) declined by $2.0 billion due to the completion of only one sale during 1998 totaling $1.6 billion compared to three sales totaling $5.4 billion in 1997.

Operating lease assets, net of depreciation, acquired principally under the GMAC SmartLease program, totaled $27.9 billion at year-end 1998, an increase of $1.9 billion over year-end 1997. The increase from year-end 1997 was primarily attributable to additional GM sponsored lease incentive programs in the U.S. during 1998.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ASSETS (CONCLUDED)

At December 31, 1998, the value of the Company's consolidated investment securities portfolio was $8.7 billion, an increase of $0.8 billion over 1997 year-end. The increase reflected continued growth at GMACMG.

Due and deferred from receivable sales totaled $0.1 billion and $0.7 billion at December 31, 1998 and 1997, respectively. The significant decline was primarily due to the upgrade in GMAC's short-term debt rating by Standard & Poor's Ratings Group in January 1998, which eliminated the requirement to segregate and hold in trust the daily collections on sold receivables.

The real estate mortgage inventory held for sale amounted to $8.0 billion at December 31, 1998, $2.9 billion above the prior year-end level. The higher year-end balance reflected an 86% increase in loan origination activity.

Other earning assets totaled $3.7 billion at December 31, 1998, $1.9 billion above the prior year-end, primarily resulting from an increase in mortgage servicing rights. The higher year-end balance of mortgage servicing rights reflected a 74% increase in the mortgage servicing portfolio during 1998, which was primarily due to acquisitions.

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

As of December 31, 1998, GMAC's total borrowings were $103.8 billion compared with $86.7 billion at December 31, 1997. Approximately 80% of this debt represented funding for operations in the United States, with the remaining 20% of borrowings for operations in Canada (8%), Germany (4%) and other countries (8%). The 1998 year-end ratio of total borrowings to equity capital was 10.6:1 compared to 9.9:1 for year-end 1997. The higher year-to-year debt levels were principally used to fund increased asset levels. Total short-term notes outstanding at December 31, 1998, amounted to $38.2 billion compared with $32.1 billion at year-end 1997.

Intermediate and long-term funding is provided through the issuance of underwritten debt and medium-term notes, which are offered by prospectus, offering circular or private placement worldwide on a continuous basis. GMAC sells medium-term notes worldwide through dealer agents in book-entry form for any maturity ranging from nine months to thirty years. Sales of medium-term notes for U.S. operations totaled $13.1 billion in 1998 compared to $6.6 billion in 1997. Outstanding medium-term notes for U.S. operations totaled $27.8 billion at December 31, 1998, an increase of $6.2 billion from the prior-year period. During 1998, underwritten debt issues totaling $4.6 billion were completed for use in the U.S., compared with $4.7 billion in 1997. Underwritten debt issues outstanding in the U.S. at December 31, 1998 totaled $19.0 billion, an increase of $2.7 billion from year-end 1997. As of December 31, 1998, the Company had unissued debt securities available under effective shelf registrations with the U.S. Securities and Exchange Commission totaling $13.5 billion.

At December 31, 1998, GMAC maintained or had access to $33.2 billion of unused credit lines with banks worldwide, an increase of $2.8 billion from year-end 1997. Included in the unused credit lines are a committed U.S. revolving credit facility of $10.0 billion, which serves primarily as back-up for GMAC's unsecured U.S. commercial paper program, and a $12.0 billion U.S. asset-backed commercial paper liquidity and receivables credit facility for New Center Asset Trust ("NCAT"), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY (CONTINUED)

Outside the United States, funding needs are met primarily by a combination of short-term and medium-term loans from banks and other financial institutions. Where it is cost-effective, the Company also issues commercial paper as well as medium-term and long-term debt in both the Euro and local markets to fund certain non-U.S. operations.

Credit facilities supporting operations of the Company's international subsidiaries totaled $18.6 billion at December 31, 1998 of which $10.4 billion was unused. As of December 31, 1998, the committed and uncommitted portion of such credit facilities totaled $4.6 billion and $14.0 billion, respectively.

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

Substantially all of the Company's short-term, medium-term and long-term debt has been rated by four nationally recognized statistical rating organizations. As of March 10, 1999, all of the latest ratings assigned were within the investment grade category.

                                                 Senior         Commercial
Rating Agency                                     Debt            Paper
-------------                                  ----------    ---------------

Duff & Phelps Credit Rating Co.                     A-              D-1
Fitch Investors Service, Inc.                       A               F-1
Moody's Investor's Service, Inc.                    A2          Prime-1
Standard & Poor's Ratings Services                  A               A-1


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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY (CONCLUDED)

Moody's Investors Service, Inc. ("Moody's") has assigned a rating of A2 to the Company's senior debt, the sixth highest among ten investment grade ratings available, indicating favorable investment attributes and strong ability to repay principal plus interest. The Company's commercial paper has received a rating of Prime-1 from Moody's, the highest of three such ratings, reflecting superior ability for repayment of senior short-term debt obligations and assured ability to access alternative sources of liquidity. Additional repayment characteristics of commercial paper issues receiving this premium rating include leading market position in a well-established industry, high rates of return on funds employed, and broad margins in earnings coverage of fixed financial charges. The senior debt rating was upgraded from A3 to A2 in April 1998, whereas the commercial paper rating was assigned by Moody's in May 1995.

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

As of March 10,  1999,   GMAC is not under  review  by any of the  above  rating
agencies.

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

These instruments involve, to varying degrees, elements of credit risk in the event a counterparty should default, and market risk, as the instruments are subject to rate and price fluctuations. Credit risk is managed through the periodic monitoring and approval of financially sound counterparties and limiting the potential exposure to individual counterparties to predetermined notional and exposure limits. Market risk is inherently limited by the fact that the Company holds offsetting asset or liability positions. Market risk is also managed on an ongoing basis by determining and monitoring the fair value of each transaction in the portfolio. GMAC employs a variety of internal swap and option models, using mid-market rates, to calculate mark-to-market values of its derivative positions and also obtains valuations from its counterparties for reporting purposes.

The aggregate fair value of the Company's derivatives portfolio represents a nominal percentage of its $9.8 billion equity base at December 31, 1998. The total notional amount of the derivatives portfolio was $107.7 billion and $44.1 billion at December 31, 1998 and 1997, respectively. The increase in 1998 year-end notional outstandings was primarily due to increased use of instruments that hedge mortgage-related securities and mortgage servicing.

CASH FLOWS

Cash provided by operating activities during 1998 totaled $6.1 billion, an increase from the $4.0 billion and $4.1 billion provided during the comparable 1997 and 1996 periods, respectively. The additional operating cash flow was primarily the result of increased other liabilities related to mortgage operations, partially offset by increased net purchases of mortgage loans.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOWS (CONCLUDED)

Cash used for investing activities during 1998 totaled $23.0 billion, compared with $12.2 billion and $7.4 billion during the same periods in 1997 and 1996, respectively. Cash usage increased primarily as a result of greater net finance receivable acquisitions and a decrease in sales of retail receivables proceeds. Additionally, increases in receivables due from GM and mortgage servicing rights acquisitions, partially offset by increased net liquidations of investments in securities, contributed to the change.

Cash provided by financing activities during 1998 totaled $16.8 billion, compared with $8.3 billion and $2.6 billion during 1997 and 1996, respectively. The change is primarily the result of increases in short- and long-term debt and lower dividends paid to GM.

COLLECTION RESULTS AND ASSET QUALITY

The following statistics, which include owned and sold automotive assets, summarize the Company's delinquency, repossession and loss experience:

                                                               For the Years Ended December 31,
                                                         --------------------------------------------
                                                            1998           1997             1996
                                                         -----------    ------------    -------------
Retail-Worldwide
----------------
Accounts past due over 30 days (average)                      3.0%           3.6%            3.2%
Repossessions of new vehicles                                 1.5%           1.8%            2.0%
Repossessions of used vehicles                                3.4%           3.9%            4.4%

Number of vehicles repossessed                              85,000        103,000         130,000

Net retail losses as a percent of
 total average serviced receivables                           0.78%          1.18%           1.28%

Net retail losses as a percent of liquidations
----------------------------------------------
Retail serviced - Worldwide                                   1.53%          1.90%           2.00%
New retail serviced - United States                           1.27%          1.58%           1.55%
Retail sold - United States                                   0.98%          0.78%           0.58%

Charge-offs - Worldwide (in millions of dollars)
----------------------------------------------
Total serviced receivables, net of recoveries             $ 351.0        $ 533.4         $ 567.7
Total owned receivables, net of recoveries                  307.1          496.9           535.3

Allowance for credit losses as a percent of
 total net serviced receivables - Worldwide                   1.32%          1.29%           1.38%

Operating lease portfolio - United States
-----------------------------------------
Accounts past due over 30 days (average)                      1.44%          1.64%           1.60%
Number of early terminations by default                     14,900         19,900          20,700


As a result of tightened credit standards and intensified collection efforts, repossessions and losses in the retail portfolio and the number of early terminations by default in the operating lease portfolio have decreased since 1996.

As of December 31, 1998, revenue recognition was suspended on approximately 1.54% of gross retail finance receivables. Revenue recognition was suspended on approximately 0.04% of gross non-retail finance receivables as of December 31, 1998 and 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COLLECTION RESULTS AND ASSET QUALITY (CONCLUDED)

Collateral with a net book value of $93.6 million and $98.6 million has been acquired in satisfaction of retail loans and leases outstanding as of December 31, 1998 and 1997, respectively. For non-retail finance receivables, collateral with a net book value of $1.4 million and $4.3 million has been acquired in satisfaction of loans outstanding as of December 31, 1998 and 1997, respectively.

BORROWING COSTS

The Company's worldwide cost of borrowing, including the effects of derivatives, for 1998 averaged 5.99%, a decrease of 31 and 58 basis points from the comparable periods of 1997 and 1996, respectively. Total borrowing costs for U.S. operations averaged 5.89% for 1998, compared to 6.39% and 6.51% for 1997 and 1996, respectively. The lower average borrowing costs since 1996 were largely a result of a decrease in U.S. interest rates and a greater proportion of floating rate debt compared to fixed rate debt.

The benefits of these lower average borrowing cost factors was evident when comparing the Company's 12% increase in average year-to-year outstanding debt with an accompanying increase of only 10% in its year-to-year interest and discount expense.

AUTOMOTIVE FINANCING REVENUES AND OTHER INCOME

Financing revenue totaled $12.7 billion in 1998, compared to $12.6 billion for both 1997 and 1996. Higher retail financing revenues in 1998 were partially offset by a decline in wholesale revenues, principally as a result of the reduction in wholesale receivable balances related to the GM work stoppage.

Retail and lease financing revenue totaled $3,868.8 million for 1998, which was $298.3 million and $46.6 million above 1997 and 1996, respectively. The increase in 1998 over 1997 was primarily the result of increased retail finance incentive programs sponsored by GM. The decrease in 1997 from 1996 was attributed to lower owned retail and lease financing receivable balances resulting from continued competitive pressures in these markets.

Wholesale and term loan financing revenue amounted to $1,628.9 million, compared with $1,745.6 million and $1,607.0 million in 1997 and 1996 respectively. The decrease in 1998 from 1997 was primarily attributed to the work stoppages mentioned earlier. The increase in 1997 over 1996 was primarily the result of higher average wholesale receivable balances resulting from a reduction in the average amount of sold wholesale receivables during the year.

Operating lease revenue,  net of depreciation, totaled $2,540.6 million in 1998,
compared   to  $2,583.0   million  and  $2,587.6   million  in  1997  and  1996,
respectively.

Other income, including gains and fees related to sold finance receivables, totaled $1,294.9 million for 1998, compared to $1,159.7 million and $1,228.2 million during the comparable 1997 and 1996 periods, respectively. The increase in 1998 over 1997 was primarily the result of higher capital gains and investment income at GMACI, and increased interest earned on receivables due from GM, partially offset by lower income and gains from sales of retail finance receivables. The decrease in 1997 from 1996 was principally attributed to lower income from sales of retail finance receivables.

Pre-tax gains on sold retail receivables, excluding the related limited recourse loss provision established at loan origination, totaled $31.0 million during 1998 compared with $84.8 million in 1997 and $35.2 million in 1996. Retail receivables sales generally accelerate the recognition of income on retail contracts, net of servicing fees and other related deferrals, into the period the receivables are sold. The amount of such gains is affected by a number of factors and may create variability in quarterly earnings depending on the type and amount of receivables sold, the structure used to effect the sale, as well as the prevailing financial market conditions.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

AUTOMOTIVE FINANCING REVENUES AND OTHER INCOME (CONCLUDED)

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

EXPENSES

Consolidated salaries and benefits increased in 1998 to $1,167.0 million from $1,050.4 million and $974.3 million in 1997 and 1996, respectively. The increase in salaries since 1996 primarily reflected continued growth at GMACMG and the acquisition of Integon by GMACI in October 1997.

Consolidated other operating expenses totaled $2,350.3 million, $1,801.8 million and $1,716.0 million at 1998, 1997 and 1996, respectively. The increases since 1996 primarily reflected the continued growth at GMACMG and the acquisition of Integon by GMACI.

As noted earlier, net retail losses as a percentage of total average serviced automotive receivables was 0.78%, 1.18% and 1.28% in 1998, 1997 and 1996, respectively. The decrease since 1996 was primarily the result of a 17% and 21% decline in the number of new and used vehicles repossessed in 1998 and 1997, respectively. These decreases in repossessions and losses resulted in the $463.1 million provision for credit losses for 1998, which was $59.6 million and $205.9 million below the 1997 and 1996 provisions, respectively.


INCOME TAXES

Consolidated United States, foreign and other income taxes totaled $611.7 million, $912.9 million and $837.2 million for 1998, 1997 and 1996, respectively. The effective income tax rate for 1998 was 31.6%, compared to 41.2% in 1997 and 40.3% in 1996. The favorable change in 1998 was primarily attributable to lower U.S. and foreign taxes assessed on foreign source income and a favorable change resulting from periodic assessments of state and local income tax accruals. The unfavorable change in 1997 was primarily attributable to increases in accruals from prior years based on periodic assessment of the adequacy of such accruals and higher state and local income taxes.

INSURANCE OPERATIONS

Gross premiums written by GMACI and its subsidiaries totaled $2,250.4 million, $1,594.1 million and $1,349.7 million in 1998, 1997 and 1996, respectively. Net premiums earned totaled $1,858.4 million in 1998, an increase of $498.0 million above 1997, and $700.4 million over 1996. Pre-tax capital gains at GMACI, which are included in other income, totaled $165.8 million for 1998, $35.6 million and $65.6 million above 1997 and 1996, respectively. Insurance losses and loss adjustment expenses totaled $1,517.2 million for 1998, an increase of $443.7 million and $545.0 million over 1997 and 1996, respectively. The increases since 1996 were primarily the result of the inclusion of Integon's non-standard automobile coverages since its acquisition in October 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

MORTGAGE OPERATIONS

GMACMG continued to maintain its position as a leading real estate financial service company in the United States. Loan origination, mortgage servicing acquisitions and correspondent loan volume totaled $152.0 billion, $53.9 billion and $44.3 billion for the years ended December 31, 1998, 1997 and 1996, respectively. The continued growth represents expanded commercial operations, continued participation in the market for residential and commercial servicing rights and continued diversification of its mortgage securitization and lending operations. Reflecting stronger business activities and acquisitions, the GMACMG servicing portfolio at December 31, 1998, excluding $2.5 billion of GMAC term loans for both 1998 and 1997, was $245.0 billion, 74% above the $141.1 billion at December 31, 1997. During 1998, GMACMG acquired a $33.5 billion (including a $6.4 billion subservcing portfolio) and a $37.7 billion servicing portfolio from Wells Fargo Bank, N.A. and Capstead Mortgage Inc., respectively, which improved its ranking to among the top five residential mortgage servicers at December 31, 1998.

Mortgage revenue totaled $2,029.9 million, $1,498.7 million and $943.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in 1998 over 1997 is primarily the result of continued growth in investment revenues as well as revenues generated from new product lines and acquired businesses, which expanded significantly in 1998. The increase in 1997 over 1996 is primarily attributed to continued growth in fee and investment income.

Net income from mortgage operations totaled $115.0 million, $166.6 million and $101.7 million for 1998, 1997 and 1996, respectively. The decrease in 1998 earnings was largely the result of reduced mortgage asset values due to higher prepayment levels. The increase in 1997 earnings over 1996 was primarily attributable to significant increases in origination/purchase volumes and the mortgage servicing portfolio.

ACCOUNTING STANDARDS

In October 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, effective for the first fiscal quarter beginning after December 15, 1998. The new standard requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security or other retained interests based on its ability and intent to sell or hold those investments. The Company will adopt this accounting standard in the first quarter of 1999, as required. The effect of adopting this new accounting standard is not expected to have a material impact on the Company's consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the financial statements of the Company. The Company will adopt this accounting standard on January 1, 2000, as required.

In the first  quarter  of 1998,  the  American  Institute  of  Certified  Public
Accountants' Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on the capitalization of software for internal use. GMAC will adopt SOP 98-1 on January 1, 1999, as required. Management is currently assessing the impact of this SOP on the financial statements of the Company.

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 requires an entity to disclose certain information about pensions and other postretirement benefits. The effect of adopting this new accounting standard at December 31, 1998 was not material to the Company's consolidated financial statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000

Many computerized systems and microprocessors that are used by GMAC have the potential for operational problems if they lack the ability to handle the transition to the Year 2000. This issue has the potential to cause disruption to the business of GMAC and its customers. In its capacity as a wholly owned subsidiary of GM, GMAC is part of GM's comprehensive worldwide Year 2000 program. As part of that program, GMAC is identifying and remediating potential Year 2000 problems in its business information systems and other equipment in its operations. GMAC has also initiated communications with its service and technology providers, landlords, dealers and other third parties in order to assess and reduce the risk that GMAC's operations could be adversely affected by the failure of these third parties to adequately address the Year 2000 issue.

GMAC's Year 2000 program teams are responsible for remediating all of GMAC's information technology. Information technology principally consists of business information systems (such as mainframe and other shared computers and associated business application software) and infrastructure (such as personal computers, operating systems, networks and devices like switches and routers). GMAC's Year 2000 program includes assessment and remediation services provided by Electronic Data Systems Corporation ("EDS") pursuant to a Master Service Agreement with GM.

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

     REMEDIATION - design and execution of a remediation plan, followed by testing for adherence to the design. GMAC has substantially completed the remediation of its critical systems. Unimportant systems have been, and will continue to be, removed from our Year 2000 inventory and will not be remediated. While a few critical systems will not be remediated until 1999, GMAC believes that it has met its target. In the normal course of its business plans, GMAC is also incrementally implementing enterprise software and other "common" applications that will replace and thereby eliminate the need to remediate certain existing systems. Implementation of this software at several sites is scheduled for completion in the first quarter of 1999, with a few not expected to be complete until the second quarter of 1999.

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

     READINESS TESTING - planning for and testing of integrated systems in a Year 2000 ready environment, including ongoing auditing and follow-up. Readiness testing was largely completed in 1998, with a few exceptions as noted above.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 (CONTINUED)

     CONTINGENCY PLANNING - development and execution of plans that focus on specific areas of significant concern and concentrate resources to address them. GMAC currently believes that the most reasonably likely worst case scenario is that there will be some localized disruptions of systems that will affect individual business processes, facilities or service and technology providers for a short time rather than systematic or long-term problems affecting our business operations as a whole. GMAC contingency planning will continue to identify systems or other aspects of its business that it believes would be most likely to experience Year 2000 problems. GMAC contingency planning will also address those business operations in which a localized disruption could have the potential for causing a wider problem by interrupting the flow of data or services to other operations. Because there is an uncertainty as to which activities may be affected, and the exact nature of the problems which may arise, contingency planning will focus on minimizing the scope and duration of any disruption by having sufficient personnel and other resources in place to permit a flexible, real-time response to specific problems as they may arise at individual locations around the world. Some of the actions that may be considered include the deployment of emergency response teams on a regional or local basis, the establishment of a Year 2000 Command Center and development of detailed manual procedures. GMAC is leveraging off its existing Disaster Recovery and Business Resumption Plans and Processes, while expanding its scope to encompass Year 2000 concerns. The target for completion of these plans is the first half of 1999, with subsequent testing and refinement.

GMAC's communication with its service and technology providers is a focused element of the assessment phase described above. GMAC is a leading participant in the Financial Services Sub-Group of the Automotive Industry Action Group ("AIAG"), an automotive industry trade association, which has distributed Year 2000 compliance questionnaires to many critical financial service providers that supply GMAC with services throughout the world. Responses to these questionnaires have been received from approximately three-quarters of the North American providers and approximately one-half of the international providers to which they were sent. In addition, GMAC has initiated its own contact and review of these providers and other non-financial service providers considered to be critical to GMAC's operations, including follow-up to the AIAG questionnaire. GMAC has also initiated contact with the landlords or property managers of its facilities throughout the world, to assess the ongoing functionality of the space it rents from others. Responses have been received from more than 90% of the contacts.

GMAC also has a program to work with some of its largest customers, primarily automotive dealers and lease/rental companies, on their Year 2000 readiness. This program, developed in conjunction with GM, includes distributing materials that assist them in designing and executing their own assessment and remediation efforts.

The cost of GMAC's Year 2000 program is being expensed as incurred with the exception of capitalizable replacement hardware. Total incremental spending by GMAC is not expected to be material to the Company's operations, liquidity or capital resources. GMAC incurred approximately $30 million and $5 million of Year 2000 expense during 1998 and 1997, respectively. GMAC expects its total Year 2000 expense to be approximately $75 million, with peak spending occurring in late 1998 and early 1999. This total spending also includes an additional payment to EDS of approximately $13 million (part of GM's overall additional payment to EDS of approximately $75 million) at the end of the first quarter of 2000 if systems remediated by EDS under its Master Service Agreement with GM are capable of continued operation before, on and after January 1, 2000 without causing a significant business disruption that results in a material financial loss to GM due to the millennium change.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)

YEAR 2000 (CONCLUDED)

The estimated value of the services EDS is required to provide to GMAC under the Master Service Agreement with GM that are included in normal fixed price services and other ongoing payments to EDS that are attributable to work being performed in connection with GMAC's Year 2000 program is approximately $17 million, (net of the aforementioned potential $13 million payment at the end of the first quarter of 2000). This does not represent incremental spending to GMAC. GMAC's Year 2000 program costs do not include information technology projects that have been delayed due to Year 2000, which are estimated to be $10-15 million, or information technology projects that have been accelerated due to Year 2000, which are estimated to be less than $5 million.

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

Statements made herein regarding the implementation of various phases of GMAC's Year 2000 program, the costs expected to be associated with that program and the results that GMAC expects to achieve constitute forward-looking information. As noted above, there are many uncertainties involved in the Year 2000 issue, including the extent to which GMAC will be able to successfully remediate systems and adequately provide for contingencies that may arise as well as the broader scope of the Year 2000 issue as it may affect third parties that are not controlled by GMAC. Accordingly, the costs and results of GMAC's Year 2000 program and the extent of any impact on GMAC's operations could vary materially from those stated herein.


EURO CONVERSION

On January 1, 1999, eleven of fifteen member countries of the European Monetary Union established fixed conversion rates between their existing currencies and adopted the euro as their new common currency. The euro trades on currency exchanges and the legacy currencies remain legal tender in the participating countries for a transition period until January 1, 2002. Beginning on January 1, 2002, euro denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation.

The Company has established plans to assess and address the potential impact to GMAC that may result from the euro conversion. These issues include, but are not limited to: 1) the technical challenges to adapt information systems to accommodate euro transactions; 2) the competitive impact of cross-border price transparency; 3) the impact on currency exchange rate risks; 4) the impact on existing contracts; and 5) tax and accounting implications. The Company expects that the euro conversion will not have a material adverse impact on its financial condition or results of operations.

In those countries that have adopted the euro currency and in which GMAC has a presence, the Company offers financial services to dealers and consumers in both the local currency and the euro.

FORWARD-LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various forward-looking statements within the meaning of applicable federal securities laws and are based upon GMAC's current expectations and assumptions concerning future events, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GMAC is exposed to market risk from changes in interest rates, foreign currency exchange rates and certain equity security prices. In order to manage the risk arising from these exposures, GMAC enters into a variety of foreign currency and interest rate contracts and options.

A discussion of GMAC's accounting policies for derivative instruments is included in Note 1 to the consolidated financial statements and further disclosure is provided in Notes 8, 9, 14, and 15 to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

GMAC maintains risk management control systems to monitor interest rate, foreign currency exchange rate and equity price risks, and related hedge positions. Positions are monitored using a variety of analytical techniques including market value, sensitivity analysis, and value-at-risk models. The following analyses are based on sensitivity analysis tests that assume instantaneous, parallel shifts in exchange rates, interest rate yield curves, and equity prices. For options and instruments with non-linear returns, models appropriate to the instrument are utilized to determine the impact of sensitivity shifts.

Interest Rate Risk
------------------
GMAC is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. GMAC enters into various financial instrument transactions to maintain the desired level of exposure to the risk of interest rate fluctuations and to minimize interest expense. More specifically, GMAC and its affiliates have entered into contracts to provide automotive financing, retain mortgage servicing rights, and to retain various assets related to mortgage securitization. Automotive financing activities are primarily funded by debt obligations. These debt obligations are frequently hedged to reduce exposure to fluctuations in interest rate risk. Certain exchange traded future and option contracts, interest rate caps and floors, along with various investments, have been entered into to reduce the interest rate risk related to these activities and manage potential prepayment activity associated with mortgage servicing rights.

GMACMG manages prepayment risk associated with its capitalized mortgage servicing rights with interest rate caps and floors, futures, options on futures contract, swaps, swaptions and forwards. Since the derivative instruments do not have identical characteristics to the underlying mortgage servicing rights, GMAC is exposed to basis risk. GMACMG mitigates this risk through a historical review of value changes in various interest rate scenarios when establishing and maintaining its hedge program. GMACMG manages the interest rate risk associated with its mortgage loans held for sale with option contracts on U.S. Treasure instruments and mortgage-backed securities. Additionally, GMACMG uses options and futures contracts on U.S. Treasury instruments and euros, and interest rate swap agreements to manage the interest rate risk associated with its mortgage-related securities.

As of December 31, 1998, the net fair value liability of all financial instruments held for purposes other than trading with exposure to interest rate risk was approximately $14.6 billion. The potential loss in fair value resulting from a hypothetical 10% increase in interest rates would be approximately $407.5 million. The net fair value asset of all financial instruments held for trading purposes with exposure to interest rate risk was approximately $3.2 billion. The potential loss in fair value resulting from a hypothetical 10% decrease in interest rates would be approximately $84.2 million.

There are certain shortcomings inherent to the sensitivity analyses presented. The model assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, changes are rarely instantaneous or parallel.

Although certain assets and liabilities may have similar maturities or periods to repricing, they may not react correspondingly to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate with changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. Finance receivables are less susceptible to prepayments when interest rates change, while prepayments on many mortgage-related instruments are directly affected by a change in interest rates. As such, GMAC's model does not address prepayment risk for automotive related finance receivables, but does consider prepayment risk for mortgage-related instruments that are highly sensitive to prepayment risk.

However, in the event of a change in interest rates, actual loan prepayments may deviate significantly from assumptions used in the model. Further, certain assets, such as adjustable rate loans, have features, such as annual and lifetime caps, that restrict changing the interest rates both on a short-term basis and over the life of the asset. Finally, the ability of certain borrowers to make scheduled payments on their adjustable rate loans may decrease in the event of an interest rate increase.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONCLUDED)

Foreign Currency Exchange Rate Risk
-----------------------------------
GMAC is exposed to foreign currency risk arising from the possibility that fluctuations in foreign exchange rates will impact future earnings or assets and liability values from normal operations in foreign countries and various financial instruments that are denominated in foreign currencies. GMAC's most significant foreign currency exposures relate to Canada, Germany, United Kingdom, and Australia. As of December 31, 1998, the net fair value liability of financial instruments with exposure to foreign currency risk was approximately $3.5 billion. The potential loss in fair value for such financial instruments from a hypothetical 10% increase in quoted foreign currency exchange rates would be approximately $348.4 million.

The model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Equity Price Risk
-----------------
GMAC holds investments in various available for sale equity securities that are subject to price risk. The fair value of such investments, as of December 31, 1998, was approximately $1.2 billion. The potential loss in the fair value of these investments, assuming a 10% decrease in underlying equity prices, would be approximately $121.0 million.

Overall Limitations and Forward-looking Statements
--------------------------------------------------
Operating leases are not required to be included in the sensitivity analysis and as a result, have not been presented as part of this analysis. This limitation is significant to the analysis presented. While the sensitivity analysis will show a fair market value change for the debt which funds GMAC's operating lease portfolio, a corresponding change for GMAC's operating lease portfolio, which has a book value of $27.9 billion, was not considered by the model. As a result, the overall impact to the fair market value of financial instruments from hypothetical changes in interest and foreign currency exchange rates may be overstated.

The Company has developed the fair value estimates by utilization of available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair market value amounts. In addition, the above discussion and the estimated amounts generated from the sensitivity analyses referred to above include forward-looking statements of market risk which assume for analytical purposes that certain adverse market considerations may occur. Actual future market conditions may differ materially from such assumptions because the amounts noted previously are the result of analyses used for the purpose of assessing possible risks and the mitigation thereof. Accordingly, the forward-looking statements should not be considered projections by GMAC of future events or losses.

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

Management is further responsible for maintaining internal control designed to provide reasonable assurance that the books and records reflect the transactions of the companies and that established policies and procedures are carefully followed. Perhaps the most important feature of internal control is that it is continually reviewed for effectiveness and is augmented by written policies and guidelines, the careful selection and training of qualified personnel and a strong program of internal audit.

Deloitte & Touche LLP, an independent auditing firm, is engaged to audit the consolidated financial statements of General Motors Acceptance Corporation and subsidiaries and issue reports thereon. The audit is conducted in accordance with generally accepted auditing standards that comprehend the consideration of internal control and tests of transactions to the extent necessary to form an independent opinion on the financial statements prepared by management. The Independent Auditors' Report appears on the next page.

The Board of Directors, through the Audit Committee (the "Committee"), is responsible for assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements. The Committee selects the independent auditors annually. In addition, the Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management and the internal auditors meet regularly (separately and jointly) with the Committee to review the activities of each, to ensure that each is properly discharging its responsibilities, and to assess the effectiveness of internal control. It is management's conclusion that internal control at December 31, 1998 provides reasonable assurance that the books and records reflect the transactions of the companies and that established policies and procedures are complied with. To ensure complete independence, Deloitte & Touche LLP has full and free access to meet with the Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal control and the quality of the financial reporting.




---------------------------------------        -------------------------------
John D. Finnegan                               William F. Muir
President and Chief Executive Officer          Executive Vice President and
                                               Principal Financial Officer

INDEPENDENT AUDITORS' REPORT

General Motors Acceptance Corporation:

We have audited the accompanying Consolidated Balance Sheet of General Motors Acceptance Corporation and subsidiaries as of December 31, 1998 and 1997 and the related Consolidated Statement of Income, Consolidated Statement of Changes in Stockholder's Equity and Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Motors Acceptance Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


S\ DELOITTE & TOUCHE LLP
------------------------
 DELOITTE & TOUCHE LLP

600 Renaissance Center
Detroit, Michigan

January 20, 1999

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                                                              December 31,
                                                                                ------------------------------------
                                                                                      1998               1997
                                                                                -----------------   ----------------
                                                                                     (in millions of dollars)
ASSETS
Cash and cash equivalents (Note 1)                                                $       618.1        $      759.2
                                                                                -----------------   ----------------

EARNING ASSETS
Investments in securities (Note 5)                                                      8,681.9             7,896.1
Finance receivables, net (Notes 2 and 3)                                               71,101.2            59,048.9
Investment in operating leases, net (Note 4)                                           27,925.8            25,981.4
Notes receivable from General Motors Corporation (Note 12)                              2,270.5               551.7
Real estate mortgages - held for sale                                                   7,969.7             5,119.5
                      - held for investment                                             1,296.7               713.0
                      - lending receivables                                             2,063.6             2,222.9
Due and deferred from receivable sales, net (Note 3)                                      111.5               690.5
Other (Note 12)                                                                         3,683.7             1,807.6
                                                                                -----------------   ----------------
   Total earning assets                                                               125,104.6           104,031.6
                                                                                -----------------   ----------------
Nonearning assets (Note 6)                                                              5,694.8             4,528.5
                                                                                =================   ================
TOTAL ASSETS                                                                         $131,417.5          $109,319.3
                                                                                =================   ================


Liabilities and Stockholder's Equity
------------------------------------
Notes, loans and debentures payable within one year (Notes 7 and 8)                 $  58,472.3          $ 50,399.5
                                                                                -----------------   ----------------

ACCOUNTS PAYABLE AND OTHER LIABILITIES
General Motors Corporation and affiliated companies (Note 12)                             929.6               698.9
Interest                                                                                1,264.2             1,101.8
Insurance losses and loss expenses (Note 13)                                            2,062.7             2,125.3
Unearned insurance premiums                                                             1,855.6             1,804.1
Deferred income taxes (Note 10)                                                         2,842.9             2,577.1
United States and foreign income and other taxes payable (Note 10)                        570.7               321.2
Other postretirement benefits (Note 11)                                                   685.3               652.6
Other                                                                                   7,586.1             4,607.5
                                                                                -----------------   ----------------
   Total accounts payable and other liabilities                                        17,797.1            13,888.5
                                                                                -----------------   ----------------
Notes, loans and debentures payable after one year (Note 9)                            45,356.5            36,275.2
                                                                                -----------------   ----------------

Commitments and contingencies (Notes 4, 15 and 17)

STOCKHOLDER'S EQUITY
Common stock, $.10 par value (authorized 10,000 shares, outstanding
 10 shares) and paid-in capital                                                         2,200.0             2,200.0
Net income retained for use in the business                                             7,351.6             6,326.3

Net unrealized gains on securities (Note 5)                                               381.5               368.5
Unrealized accumulated foreign currency translation adjustment                           (141.5)             (138.7)
                                                                                -----------------   ----------------
   Accumulated other comprehensive income                                                 240.0               229.8
                                                                                -----------------   ----------------
   Total stockholder's equity                                                           9,791.6             8,756.1
                                                                                -----------------   ----------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                           $131,417.5          $109,319.3
                                                                                =================   ================


Reference should be made to the Notes to Consolidated Financial Statements.



                                                      GENERAL MOTORS ACCEPTANCE CORPORATION
                                                         CONSOLIDATED STATEMENT OF INCOME


                                                                       For The Years Ended December 31,
                                                               --------------------------------------------------
                                                                     1998             1997             1996
                                                               ----------------  ---------------  ---------------
                                                                           (in millions of dollars)
FINANCING REVENUE (Note 1)
Retail and lease financing (Note 2)                                 $ 3,868.8       $ 3,570.5         $ 3,822.2
Operating leases (Note 4)                                             7,233.0         7,260.5           7,214.6
Wholesale and term loans (Note 2)                                     1,628.9         1,745.6           1,607.0
                                                               ----------------  ---------------  ---------------
   Total automotive financing revenue                                12,730.7        12,576.6          12,643.8
Interest and discount (Notes 8 and 9)                                (5,786.9)       (5,255.5)         (4,937.5)
Depreciation on operating leases (Note 4)                            (4,692.4)       (4,677.5)         (4,627.0)
                                                               ----------------  ---------------  ---------------
   Net automotive financing revenue                                   2,251.4         2,643.6           3,079.3
Insurance premiums earned                                             1,858.4         1,360.4           1,158.0
Mortgage revenue                                                      2,029.9         1,498.7             943.7
Other income (Notes 3 and 12)                                         1,294.9         1,159.7           1,228.2
                                                               ----------------  ---------------  ---------------
   Net financing revenue and other                                    7,434.6         6,662.4           6,409.2
                                                               ----------------  ---------------  ---------------

EXPENSES
Salaries and benefits                                                 1,167.0         1,050.4             974.3
Other operating expenses                                              2,350.3         1,801.8           1,716.0
Insurance losses and loss adjustment expenses (Note 13)               1,517.2         1,073.5             972.2
Provision for credit losses (Note 2)                                    463.1           522.7             669.0
                                                               ----------------  ---------------  ---------------
   Total expenses                                                     5,497.6         4,448.4           4,331.5
                                                               ----------------  ---------------  ---------------

Income before income taxes                                            1,937.0         2,214.0           2,077.7
United States, foreign and other income taxes (Note 10)                 611.7           912.9             837.2
                                                               ================  ===============  ===============
NET INCOME                                                          $ 1,325.3       $ 1,301.1         $ 1,240.5
                                                               ================  ===============  ===============


Reference should be made to the Notes to Consolidated Financial Statements.

                                         GENERAL MOTORS ACCEPTANCE CORPORATION
                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY


                                                                 For the Year Ended December 31, 1998
                                               --------------------------------------------------------------------------
                                                                                               Accumulated      Common
                                                   Total                                          Other       Stock and
                                               Stockholder's   Comprehensive     Retained     Comprehensive    Paid-in
(in millions of dollars)                           Equity          Income        Earnings        Income        Capital
                                               --------------------------------------------------------------------------

Beginning balance                               $    8,756.1                     $ 6,326.3     $    229.8      $2,200.0

Comprehensive income
 Net income                                          1,325.3    $   1,325.3        1,325.3
 Other comprehensive income, net of tax:
  Foreign currency translation
   adjustments (net of tax of $2.2)                     (2.8)          (2.8)
  Unrealized gains on securities, net of
   reclassification adjustment (see                     13.0           13.0
   disclosure)
                                                               -------------
 Other comprehensive income                                            10.2                          10.2
                                                               -------------
Comprehensive income                                            $   1,335.5
                                                               =============
Dividends paid on common stock                        (300.0)                       (300.0)
                                               ---------------                  -----------   ------------    ---------
Ending balance                                  $    9,791.6                     $ 7,351.6     $    240.0      $2,200.0
                                               ===============                  ===========   ============    =========


Disclosure of Reclassification Amount
-------------------------------------
Unrealized holding gains arising during
 period (net of tax of $62.9)                                   $     120.8
Less: reclassification adjustment for gains
 included in net income (net of tax of $58.1)                        (107.8)
                                                               -------------
Net unrealized gains on securities                              $      13.0
                                                               =============

                                                                 For the Year Ended December 31, 1997
                                               --------------------------------------------------------------------------
                                                                                               Accumulated      Common
                                                   Total                                          Other       Stock and
                                               Stockholder's   Comprehensive     Retained     Comprehensive    Paid-in
(in millions of dollars)                           Equity          Income        Earnings        Income        Capital
                                               --------------------------------------------------------------------------

Beginning balance                               $    8,267.6                     $ 5,775.2     $     292.4     $2,200.0

Comprehensive income
 Net income                                          1,301.1     $  1,301.1        1,301.1
 Other comprehensive income, net of tax:
  Foreign currency translation
   adjustments (net of tax of $99.6)                  (154.4)        (154.4)
  Unrealized gains on securities, net of
   reclassification adjustment (see                     91.8           91.8
   disclosure)
                                                                 -----------
 Other comprehensive income                                           (62.6)                         (62.6)
                                                                 -----------
Comprehensive income                                             $  1,238.5
                                                                 ===========
Dividends paid on common stock                        (750.0)                       (750.0)
                                                -------------                    ----------    ------------    --------
Ending balance                                  $    8,756.1                     $ 6,326.3     $     229.8     $2,200.0
                                                =============                    ==========    ============    ========


Disclosure of Reclassification Amount
-------------------------------------
Unrealized holding gains arising during
 period (net of tax of $94.9)                                    $    176.5
Less: reclassification adjustment for gains
 included in net income (net of tax of $45.5)                         (84.7)
                                                               =============
Net unrealized gains on securities                             $       91.8
                                                               =============

                                             GENERAL MOTORS ACCEPTANCE CORPORATION
                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (CONCLUDED)


                                                                 For the Year Ended December 31, 1996
                                               --------------------------------------------------------------------------
                                                                                               Accumulated      Common
                                                   Total                                          Other       Stock and
                                               Stockholder's   Comprehensive     Retained     Comprehensive    Paid-in
(in millions of dollars)                           Equity          Income        Earnings        Income        Capital
                                               --------------------------------------------------------------------------

Beginning balance                               $    8,269.3                     $ 5,734.7     $     334.6     $ 2,200.0

Comprehensive income
 Net income                                          1,240.5     $    1,240.5      1,240.5
 Other comprehensive income, net of tax:
  Foreign currency translation
   adjustments (net of tax of $21.5)                   (34.2)           (34.2)
  Unrealized gains on securities, net of
   reclassification adjustment (see                     (8.0)            (8.0)
disclosure)
                                                                 -------------
 Other comprehensive income                                             (42.2)                       (42.2)
                                                                 -------------
Comprehensive income                                             $    1,198.3
                                                                 =============
Dividends paid on common stock                      (1,200.0)                     (1,200.0)
                                                -------------                    ----------    ------------    ---------
Ending balance                                  $    8,267.6                     $ 5,775.2     $     292.4     $ 2,200.0
                                                =============                    ==========    ============    =========


DISCLOSURE OF RECLASSIFICATION AMOUNT
Unrealized holding gains arising during
 period (net of tax of $30.8)                                    $       57.1
Less: reclassification adjustment for gains
 included in net income (net of tax of $35.1)                           (65.1)
                                                                 =============
Net unrealized gains on securities                               $       (8.0)
                                                                 =============

Reference should be made to the Notes to Consolidated Financial Statements.



                                                      GENERAL MOTORS ACCEPTANCE CORPORATION
                                                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          For the Years Ended December 31,
                                                                 ---------------------------------------------------
                                                                       1998             1997            1996
                                                                 --------------    ---------------  --------------
                                                                             (in millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $    1,325.3      $    1,301.1     $    1,240.5
Depreciation                                                           4,782.0           4,734.2          4,667.5
Provision for credit losses                                              463.1             522.7            669.0
Gains on sales of finance receivables                                    (31.0)            (84.8)           (35.2)
Gains on sales of available for sale investment securities              (169.7)           (130.2)          (100.2)
Mortgage loans - originations/purchases                              (54,432.5)        (30,877.8)       (19,455.3)
               - proceeds on sale                                     51,582.3          28,543.3         18,157.1
Mortgage-related securities held for trading
               - acquisitions                                         (2,237.1)         (2,515.8)          (970.2)
               - liquidations                                            848.9           1,448.5            757.6
Changes in the following items:
  Due to General Motors Corporation and affiliated companies             223.0               3.2         (1,103.0)
  Taxes payable and deferred                                             518.1             511.2           (204.5)
  Interest payable                                                       166.4              47.1             17.0
  Other assets                                                          (253.9)           (308.0)          (199.9)
  Other liabilities                                                    2,957.1             527.9            369.0
Other                                                                    333.0             228.3            279.3
                                                                 --------------    ---------------  --------------
  Net cash provided by operating activities                            6,075.0           3,950.9          4,088.7
                                                                 --------------    ---------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Finance receivables - acquisitions                                  (155,213.9)       (163,613.6)      (155,477.3)
                    - liquidations                                   114,420.7         129,614.8        120,322.7
Notes receivable from General Motors Corporation                      (1,768.7)           (361.2)          (190.5)
Operating leases - acquisitions                                      (17,128.3)        (15,392.8)       (14,381.8)
                    - liquidations                                    10,388.8           8,715.6          6,725.8
Investments in available for sale securities:
                    - acquisitions                                   (20,526.1)        (17,436.9)       (13,088.6)
                    - maturities                                      17,682.5          13,775.4         10,827.2
                    - proceeds from sales                              3,636.3           2,684.1          2,336.2
Mortgage servicing rights - acquisitions                              (1,861.8)           (478.5)          (409.3)
                             - liquidations                               80.0              23.4             98.6
Proceeds from sales of receivables - wholesale                        26,165.1          26,091.9         34,620.0
                             - retail                                  1,515.6           5,098.7          2,037.2
Due and deferred from receivable sales                                   585.9             351.7            192.0
Acquisitions of net assets of businesses, less cash acquired            (173.4)           (422.4)            --
Other                                                                   (835.0)           (860.9)          (978.1)
                                                                 --------------    ---------------  --------------
  Net cash used in investing activities                              (23,032.3)        (12,210.7)        (7,365.9)
                                                                 --------------    ---------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                              21,097.8          14,690.5         14,009.0
Principal payments on long-term debt                                 (11,376.5)        (11,310.8)       (11,938.9)
Change in short-term debt, net                                         7,392.5           5,645.9          1,700.4
Dividends paid                                                          (300.0)           (750.0)        (1,200.0)
                                                                 --------------    --------------   --------------
  Net cash provided by financing activities                           16,813.8           8,275.6          2,570.5
                                                                 --------------    --------------   --------------

Effect of exchange rate changes on cash and cash equivalents               2.4               1.1              0.4
                                                                 --------------    --------------   --------------

Net increase/(decrease) in cash and cash equivalents                    (141.1)             16.9           (706.3)
Cash and cash equivalents at the beginning of the year                   759.2             742.3          1,448.6
                                                                 ==============    ==============   ==============
Cash and cash equivalents at the end of the year                  $      618.1      $      759.2     $      742.3
                                                                 ==============    ==============   ==============

SUPPLEMENTARY CASH FLOWS INFORMATION
  Interest paid                                                    $   5,528.6       $   5,138.6     $    4,851.7
  Income taxes paid                                                      113.5             338.2          1,003.9


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONCLUDED)


During 1998 and 1997, assets acquired, liabilities assumed, and consideration paid for the acquisitions of businesses were as follows:

                                                    1998           1997
                                                  --------       ---------
                                                  (in millions of dollars)
          Fair value of assets acquired           $ 211.9        $ 1,850.2

          Cash acquired                              --             (142.6)
          Liabilities assumed                       (38.5)        (1,285.2)
                                                 ---------       ----------
            Net acquisitions                      $ 173.4        $   422.4
                                                 =========       ==========


Reference should be made to the Notes to Consolidated Financial Statements.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------
General Motors Acceptance Corporation (the "Company" or "GMAC"), a wholly-owned subsidiary of General Motors Corporation ("General Motors" or "GM"), was incorporated in 1997 under Delaware General Corporation Law. On January 1, 1998, the Company merged with its predecessor, which was originally incorporated in New York in 1919.

The Company is a financial services organization that principally provides consumer and dealer vehicle financing. The principal markets for the Company's automotive financial products and services are North America, Europe, Latin America and Asia-Pacific. The Company conducts insurance operations primarily in the United States, Canada and Europe. In addition, the Company's mortgage banking subsidiaries operate principally in the U.S. and during 1998, expanded into Mexico, Japan and the United Kingdom.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Certain prior period amounts have been reclassified to conform with the 1998 presentation.

Segment Reporting
-----------------
GMAC's reportable operating segments include GMAC North American Financing Operations (GMAC-NAO), GMAC International Financing Operations (GMAC-IO), Insurance Operations (GMACI) and Mortgage Operations (GMACMG). GMAC-NAO consists of the United States and Canada, and GMAC-IO consists of all other countries and Puerto Rico. GMAC-NAO and GMAC-IO offer a wide variety of automotive financial services to and through franchised General Motors dealers in many countries throughout the world. GMAC also offers financial services to other automobile dealerships and to the customers of those dealerships. The Company operates its international automotive financing services in a similar manner as in the U.S., subject to local laws or other circumstances that may cause it to modify its procedures accordingly.

The accounting policies of the operating segments are the same as those described in this summary of significant accounting policies. Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

Cash Equivalents
----------------
Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.

Investments in Securities
-------------------------
Bonds, equity securities, mortgage-backed securities, notes, retained interests in securitizations and other investments are carried at fair value. Mortgage-backed securities held for sale in conjunction with mortgage banking activities are classified as trading securities. For mortgage-related trading securities, unrealized gains and losses are included in income. The fair value of the mortgage-related trading securities is based on estimated market value.

Investments in securities not classified as trading securities and not held to maturity are classified as available for sale securities. For available for sale investments, the aggregate excess of market value over cost, net of related income taxes, is included within a separate component of stockholder's equity. The Company determines cost on the specific identification basis. The fair value of the investments, except for the retained interests in securitizations, is based on quoted market prices. The fair value of the retained interests in securitizations is based on estimated market value.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
-------------------
Financing revenue is recorded over the terms of the receivables using the interest method. Certain loan origination costs are deferred and amortized to financing revenue over the life of the related loans using the interest method. Recognition of non-retail finance revenue is generally suspended when a loan becomes contractually delinquent for 90 days. Beginning in 1998, recognition of retail finance revenue is generally suspended when a loan becomes contractually delinquent for 120 days. This change in policy did not have a material impact on the consolidated financial statements. Finance revenue recognition is resumed when the loan becomes contractually current, at which time all past due finance revenue is recognized.

Income from operating lease assets is recognized on a straight-line basis over the scheduled lease term. Certain operating lease origination costs are deferred and amortized to financing revenue over the life of the related operating leases using the straight-line method.

Investments in Operating Leases, Net
------------------------------------
The Company has significant investments in the residual values of its leasing portfolios. The residual values represent the estimate of the values of the assets at the end of the lease contracts and are initially recorded based on appraisals and estimates. Realization of the residual values is dependent on the Company's future ability to market the vehicles under then prevailing market conditions. Management reviews residual values periodically to determine that recorded amounts are appropriate.

Allowance for Credit Losses
---------------------------
An allowance for credit losses is generally established during the period in which receivables are acquired and is maintained at a level deemed appropriate by management based on historical and other factors that affect collectibility. Losses arising from the sale of repossessed collateral are charged to the allowance for credit losses. Where repossession has not taken place, receivables are charged off as soon as it is determined that the collateral cannot be repossessed, generally not more than 150 days after default.

Repossessed Property and Impaired Loans
---------------------------------------
Losses arising from the repossession of collateral supporting doubtful accounts and property supporting defaulted operating leases are recognized upon repossession. Repossessed assets are recorded at the lower of historical cost or estimated realizable value and are reclassified from finance receivables or operating leases to nonearning assets with the related adjustments to the valuation allowance included in other operating expenses.

Non-retail  finance  receivables  are  reduced to the lower of book value or the
estimated  fair  value  of  collateral   when   determined  to  be  impaired  or
uncollectible. The Company's policy is to recognize interest income related to impaired loans on a cash basis.

Sales of Receivables
--------------------
The Company sells retail and wholesale receivables through consolidated special purpose subsidiaries which absorb all losses related to sold receivables to the extent of their subordinated investments and certain segregated restricted cash reserves. Appropriate limited recourse loss allowances associated with sold receivables are transferred from the allowance for credit losses and are included in due and deferred from receivable sales, net. The Company continues to service these receivables for a fee, which is considered to be adequate compensation and earns other related ongoing income. Normal servicing fees on sold receivables are earned over the estimated remaining life of the sold receivables.

Pre-tax gains on sold receivables are recorded in other income. In determining the gain or loss for each qualifying sale of retail receivables, the investment in the sold receivable pool is allocated between the portion sold and the portion retained based on their relative fair values on the date of sale. The receivables sold are removed from finance receivables and the subordinated securities retained by the Company are included in investments in securities and are classified as available for sale.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Sales of Receivables (concluded)
--------------------------------
Interest-only strip receivables are recorded at estimated fair value. The difference between market value and cost for interest-only strip receivables is recorded within comprehensive income, net of related income taxes.

Depreciation
------------
The Company and its subsidiaries provide for depreciation of vehicles and other equipment on operating leases or in company use generally on a straight-line basis over a period of time consistent with the term of the underlying operating lease agreement or the estimable useful life for property in company use. The provision for depreciation is adjusted for the difference between the net book value and the proceeds of sale or salvage on disposal of the assets. The Company evaluates its depreciation policy for leased vehicles on a regular basis.

Intangible Assets
-----------------
Intangible assets, principally the excess of cost over the fair value of identifiable net assets of purchased businesses, are amortized using the straight-line method over periods ranging from 15 to 40 years.

Foreign Currency Translation
----------------------------
All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of stockholder's equity.

Income Taxes
------------
The Company and its domestic subsidiaries join with General Motors in filing a consolidated United States federal income tax return. The portion of the consolidated tax recorded by the Company and its subsidiaries included in the consolidated tax return generally is equivalent to the liability that would have been incurred on a separate return basis.

Derivative Financial Instruments
--------------------------------
The Company is a party to derivative financial instruments with off-balance-sheet risk that it uses in the normal course of business to reduce its exposure to fluctuations in interest and foreign currency rates. The Company enters into these transactions for purposes other than trading. These financial exposures are managed in accordance with corporate policy and procedures. The objectives of the derivative financial instruments portfolio are to manage interest rate and currency risks by: 1) offsetting a companion asset or funding obligation; 2) adjusting fixed and floating rate funding levels; and 3) facilitating securitization transactions.

As part of the approval process, GMAC management identifies the specific financial risk that the derivative transaction will minimize and the appropriate hedging instrument to be used to reduce the risk. If it is determined that a high correlation between a specific transaction risk and the hedging instrument does not exist, the transaction is generally not approved. In those infrequent instances in which approval is received for a hedging transaction that does not have a high correlation, the derivative is marked-to-market for accounting purposes with related gains and losses recognized in other income on a current basis.

The primary classes of derivatives used by the Company in the automotive financing operations are interest rate and foreign currency swaps and interest rate caps. Those instruments involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to interest and foreign currency rate and price fluctuations. Credit risk is managed through the continual monitoring and approval of financially sound counterparties. Market risk is mitigated because the derivatives are generally used to hedge underlying transactions. The financial instrument transactions include some embedded options and structured interest rate swaps that are either marked-to-market or specifically matched, respectively. Cash receipts or payments on these agreements normally occur at periodic contractually defined intervals.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONCLUDED)

Derivative Financial Instruments (Concluded)
--------------------------------------------

Interest Rate Instruments
-------------------------
Interest rate swaps are contractual agreements between the Company and another party to exchange the net difference between a fixed and floating interest rate, or different floating interest rates, periodically over the life of the contract without the exchange of the underlying principal amount. The Company also uses written and purchased options (including interest rate caps). Interest rate cap agreements provide the holder protection against interest rate movements above the established rate. In exchange for assuming this risk, the writer receives a premium at the outset of the agreement.

The Company uses swaps to alter its fixed and floating interest rate exposures. As such, the majority of swaps are executed as an integral element of a specific financing transaction. In a limited number of cases, swaps, matched to specific portfolios of wholesale assets or debt, are executed on a portfolio basis to achieve specific interest rate management objectives. The Company accounts for interest rate swap agreements using settlement accounting as they alter the characteristics of assets or liabilities to which they are matched. The cash flows from interest rate swaps are accounted for as adjustments to interest income or expense depending on the underlying exposure. In the normal course of managing its interest rate liabilities, the Company occasionally enters into forward starting interest rate swaps in anticipation of future debt issuances. At the time at which the Company issues debt, these swaps will generally be terminated. Gains and losses from terminated swaps and terminated forward starting swaps are deferred and amortized over the remaining period of the original swap or the remaining term of the underlying exposure, whichever is shorter, as either a reduction or increase of interest expense. Open swap positions are reviewed regularly to ensure that they remain effective in managing interest rate risk.

Portfolio swaps are identified with specific portfolios of assets or liabilities with any amounts due or payable, and amounts paid or received, offset against the related interest income or expense.

Written options (including related premiums) and interest rate basis swaps are marked-to-market on a current basis with the related gains or losses included in other income.

Foreign Currency Instruments
----------------------------
Currency swaps are used to hedge foreign exchange exposure on foreign currency denominated debt by converting the funding currency to the currency of the assets being financed. Foreign currency swaps are legal agreements between two parties to purchase and sell a foreign currency, for a price specified at the contract date, with delivery and settlement at both the effective date and maturity date of the contract. Foreign currency swap agreements are accounted for using settlement accounting as it relates to periodic interest payments. The foreign currency gains and losses associated with these contracts offset the correlating foreign currency gains and losses related to the designated liabilities.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts which differ from those estimates.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  FINANCE RECEIVABLES

The composition of finance receivables outstanding is summarized as follows:

                                               December 31,
                                         ------------------------
                                            1998          1997
                                         ----------    ----------
                                         (in millions of dollars)
United States
  Retail                                 $ 33,320.9    $ 26,570.2
  Wholesale                                17,721.7      15,212.7
  Leasing and lease financing                 631.8         716.2
  Other                                     4,990.4       3,188.3
                                         ----------    ----------
Total United States                        56,664.8      45,687.4
                                         ----------    ----------

Europe
  Retail                                    5,282.0       4,944.2
  Wholesale                                 4,422.5       3,828.5
  Leasing and lease financing                 483.3         578.1
  Other                                       473.6         279.7
                                         ----------    ----------
Total Europe                               10,661.4       9,630.5
                                         ----------    ----------

Canada
  Retail                                    1,747.2       1,088.5
  Wholesale                                 1,935.7       2,245.9
  Leasing and lease financing                 806.0         962.3
  Other                                       119.1          84.3
                                         ----------    ----------
Total Canada                                4,608.0       4,381.0
                                         ----------    ----------

Other Countries
  Retail                                    2,308.2       2,026.0
  Wholesale                                 1,017.7       1,048.0
  Leasing and lease financing                 583.3         523.7
  Other                                       258.2         124.2
                                         ----------    ----------
Total Other Countries                       4,167.4       3,721.9
                                         ----------    ----------

Total finance receivables                  76,101.6      63,420.8

Deductions
  Unearned income                           3,979.8       3,468.9
  Allowance for credit losses               1,020.6         903.0
                                         ----------    ----------
Total deductions                            5,000.4       4,371.9
                                         ==========    ==========
Finance receivables, net                 $ 71,101.2    $ 59,048.9
                                         ==========    ==========

The aggregate amount of total finance receivables maturing in each of the five years following December 31, 1998, is as follows: 1999 - $42,666.4 million; 2000
- $13,709.2 million;  2001 - $10,740.3 million;  2002- $5,629.7 million;  2003 -
$2,327.7 million; 2004 and thereafter - $1,028.3 million.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  FINANCE RECEIVABLES (CONCLUDED)


The following table presents an analysis of the allowance for credit losses on finance receivables:

                                              1998       1997       1996
                                           ---------   --------   ---------
                                               (in millions of dollars)

Balance at beginning of the year           $  903.0    $ 921.8    $  807.9

Provisions charged to income                  463.1      522.7       669.0


Charge-offs
 United States                               (359.7)    (521.9)     (601.3)
 Other Countries                              (80.7)     (82.2)      (69.9)
                                           ---------   --------   ---------
Total charge-offs                            (440.4)    (604.1)     (671.2)

Recoveries and other
 United States                                111.3      110.0       125.3
 Other Countries                               22.0       (2.8)       10.6
                                           ---------   --------   --------
Total recoveries and other                    133.3      107.2       135.9

Transfers to sold receivables allowance       (38.4)     (44.6)      (19.8)
                                           ---------   --------   --------
Balance at end of the year                 $1,020.6    $ 903.0    $  921.8
                                           =========   ========   =========

The following table presents a summary of the allowance for credit losses on non-retail automotive impaired loans:

                                              1998       1997       1996
                                           ---------   --------   ---------
                                               (in millions of dollars)
Balance at  beginning  of the year         $   88.5    $  78.9    $  118.4
Additions/(subtractions)                      (11.0)      24.2       (17.1)
Net charge-offs                                (6.8)     (14.6)      (22.4)
                                           ---------   --------   ---------
Balance at end of the year                 $   70.7    $  88.5    $   78.9
                                           =========   ========   =========

The total investments in these loans were $166.6 million and $211.9 million at December 31, 1998 and 1997, respectively. The average recorded investments during 1998 and 1997 were $148.9 million and $192.7 million, respectively.

NOTE 3.  SALE OF FINANCE RECEIVABLES

The Company participates in various sales of receivables programs and has sold retail finance receivables through special purpose subsidiaries with principal aggregating $1.6 billion in 1998, $5.4 billion in 1997 and $2.2 billion in 1996. These subsidiaries generally retain a subordinated investment of no greater than 7.0% of the total receivables pool and market the remaining portion. Pre-tax gains relating to such sales amounted to $31.0 million in 1998, $84.8 million in 1997 and $35.2 million in 1996. The Company's sold retail finance receivable servicing portfolio amounted to $4.0 billion and $6.0 billion at December 31, 1998 and 1997, respectively.

The Company has sold wholesale receivables on a revolving basis resulting in decreases in wholesale outstandings of $3.3 billion and $6.3 billion at December 31, 1998 and 1997, respectively. The Company is committed to sell eligible wholesale receivables arising in certain dealer accounts.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  SALE OF FINANCE RECEIVABLES (CONCLUDED)

The Company's interest-only strip receivables cash flows, cash deposits and other related amounts are generally restricted assets and subject to limited recourse provisions. The following is a summary of amounts included in due and deferred from receivable sales, net.

                                                    December 31,
                                              ----------------------
                                                1998        1997
                                              --------    ----------
                                             (in millions of dollars)
Interest-only strip receivables               $ 120.0     $ 215.9
Other restricted amounts:
  Cash deposits held for trusts                 328.3       433.9
  Payable to trusts and other                  (302.6)       80.4
  Allowance for estimated credit losses on
  sold receivables                              (34.2)      (39.7)
                                              ========    ==========
Total due and deferred from receivable sales  $ 111.5     $ 690.5
                                              ========    ==========


The following table presents a summary of the allowance for estimated credit losses on sold receivables:

                                                1998       1997      1996
                                              --------   -------   -------
                                                (in millions of dollars)
Balance at beginning of the year              $  39.7    $ 31.6    $ 44.2
Transfers from allowance for credit losses       38.4      44.6      19.8
Charge-offs                                     (43.9)    (36.5)    (32.4)
                                              ========   =======   =======
Balance at end of the year                    $  34.2    $ 39.7    $ 31.6
                                              ========   =======   =======


NOTE 4.  INVESTMENT IN OPERATING LEASES

Investments in operating leases were as follows:

                                                   December 31,
                                             ------------------------
                                                1998          1997
                                             -----------  -----------
                                             (in millions of dollars)
Vehicles and other equipment, at cost        $34,802.1     $32,918.0
  Less: accumulated depreciation               6,876.3       6,936.6
                                             ===========  ===========
Investment in operating leases, net          $27,925.8     $25,981.4
                                             ===========  ===========

The lease payments applicable to equipment on operating leases maturing in each of the five years following December 31, 1998, are as follows: 1999 - $5,918.7 million; 2000 - $3,991.8 million; 2001 - $1,606.2 million; 2002 - $161.4 million and 2003 - $7.8 million.

NOTE 5.  INVESTMENTS IN SECURITIES

The Company's portfolio of securities includes bonds, equity securities, mortgage-related securities, notes, retained interests in securitizations and other investments. The fair value of mortgage-related trading securities at December 31, 1998 and 1997 was $3,172.7 million and $2,062.6 million, respectively. The unrealized (losses)/gains on trading securities included in income were $(313.3) million, $16.1 million and $32.6 million for the years ended December 31, 1998, 1997 and 1996, respectively.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  INVESTMENTS IN SECURITIES (CONTINUED)

The cost, fair value and unrealized gains and losses on available for sale securities were as follows:

                                                            December 31, 1998
                                              -----------------------------------------------
                                                           Fair        Unrealized  Unrealized
Type of Security                                Cost       Value       Gains       Losses
----------------                              ---------  ----------   ---------   -----------
Bonds, notes and other securities:                        (in millions of dollars)
United States government and
  governmental agencies and authorities        $  445.5   $  456.5     $   11.5    $   (0.5)
States, municipalities and
  political subdivisions                        1,494.7    1,599.5        117.1       (12.3)
Mortgage-related securities                       414.9      383.4          6.2       (37.7)
Subordinated interests in trusts                  416.9      414.8          0.0       ( 2.1)
Corporate debt securities                       1,220.1    1,257.6         58.8       (21.3)
Other                                             192.1      187.3          6.9       (11.7)
                                              ---------  ---------    ---------   -----------
Total debt securities available for sale        4,184.2    4,299.1        200.5       (85.6)
Equity securities available for sale              778.6    1,210.1        534.3      (102.8)
                                              ---------  ---------    ---------   -----------
Total available for sale securities            $4,962.8   $5,509.2     $  734.8    $ (188.4)
                                              =========  =========    =========   ===========

                                                            December 31, 1997
                                              ----------------------------------------------
                                                           Fair        Unrealized  Unrealized
Type of Security                                Cost       Value       Gains       Losses
----------------                              ---------  ----------   ---------   ----------
Bonds, notes and other securities:                         (in millions of dollars)
United States government and
  governmental agencies and authorities        $  687.1   $  694.2     $    7.2     $( 0.1)
States, municipalities and
  political subdivisions                        1,575.8    1,685.5        120.7      (11.0)
Mortgage-related securities                       110.7      113.3          2.7      ( 0.1)
Subordinated interests in trusts                  554.9      557.6          2.7      ( 0.0)
Corporate debt securities                       1,165.4    1,193.8         35.9       (7.5)
Other                                             681.0      690.1         11.5       (2.4)
                                              ---------  ----------   ---------   ----------
Total debt securities available for sale        4,774.9    4,934.5        180.7      (21.1)
Equity securities available for sale              523.1      899.0        415.7      (39.8)
                                              =========  ==========   =========   ==========
Total available for sale securites             $5,298.0   $5,833.5     $  596.4    $ (60.9)
                                              =========  ==========   =========   ==========


The distribution of maturities of available for sale debt securities outstanding is summarized as follows:


                                                      December 31, 1998
                                                   -----------------------
                                                                   Fair
                                                       Cost        Value
                                                   -----------  ----------
Maturity                                          (in millions of dollars)
--------
Due in one year or less                            $   251.2    $   250.5
Due after one year through five years                1,255.0      1,285.9
Due after five years through ten years               1,410.3      1,469.9
Due after ten years                                    852.8        909.4
Mortgage-related securities                            414.9        383.4
                                                   ===========  ==========
Total available for sale debt secutiries           $ 4,184.2    $ 4,299.1
                                                   ===========  ==========

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  INVESTMENTS IN SECURITIES (CONCLUDED)

The following table summarizes proceeds, gains and losses realized from the sale of available for sale securities:

                            For the Years Ended December 31,
                            --------------------------------
                              1998        1997        1996
                            --------    --------    --------
Debt Securities:                (in millions of dollars)
---------------
Sale proceeds               $3,272.9    $2,318.7    $2,101.8
Gross realized gains            70.0        54.7        44.6
Gross realized losses           17.7        18.3        18.7

Equity Securities:
-----------------
Sale proceeds               $  363.4    $  365.4    $  234.4
Gross realized gains           148.4       121.1        84.4
Gross realized losses           31.0        27.3        10.1


NOTE 6.  NONEARNING ASSETS

Nonearning assets consisted of:
                                                              December 31,
                                                       -----------------------
                                                         1998          1997
                                                       ---------    ----------
                                                       (in millions of dollars)
Property and equipment at cost                         $  580.6     $  410.9
Accumulated depreciation                                 (181.7)      (132.6)
                                                       ---------    ----------
Net property and equipment                                398.9        278.3
Nonperforming assets (net of valuation reserves)          324.9        411.5
Ceded loss and LAE reserve/reinsurance receivable         739.6        677.5
Insurance premiums receivable                             327.7        358.1
Residential servicing advances                             86.1         53.7
Investment in used vehicles held for sale                 509.7        540.3
Deferred policy acquisition cost                          327.2        317.2
Intangible assets, net of accumulated amortization        854.5        718.4
Other mortgage-related assets                             881.9        503.1
Other assets                                            1,244.3        670.4
                                                       =========    ==========
  Total nonearning assets                              $5,694.8     $4,528.5
                                                       =========    ==========


NOTE 7.  LINES OF CREDIT WITH BANKS

The Company maintains four syndicated bank credit facilities in the U.S. and Europe.

As of December 31, 1998, syndicated bank credit facilities in the U.S. included a $10.0 billion revolving credit facility, which had an original term of five years and expires in May 2002, and a $12.0 billion 364-day asset-backed commercial paper liquidity and receivables credit facility for New Center Asset Trust (NCAT), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

In Europe, the syndicated facilities are used as needed to fund GMAC's financing operations in line with the Company's historical reliance on bank debt outside the U.S. and Canada. In this regard, these five-year syndicated facilities expire in May 2002 and are comprised of a $500 million revolving credit facility to GMAC International Finance, B.V. in the Netherlands and a (pound)400 million revolving credit facility to General Motors Acceptance Corporation (U.K.) plc.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  LINES OF CREDIT WITH BANKS (CONCLUDED)

With respect to the $10.0 billion U.S. revolving credit facility, the Company has agreed to a covenant such that, so long as the commitments remain in effect or any amount is owing to any lender under such commitments, the ratio of consolidated debt to total stockholder's equity at the last day of any fiscal quarter shall not exceed 11.0:1. At December 31, 1998 and 1997, this ratio amounted to 10.6:1 and 9.9:1, respectively.

Inclusive of these syndicated agreements, credit facilities maintained worldwide totaled $42.9 billion at December 31, 1998, compared to $39.8 billion at December 31, 1997. Facilities available for use as commercial paper back-up in the United States amounted to $22.0 billion at December 31, 1998 and $21.6 billion at December 31, 1997, all of which were unused. GMAC Mortgage
Corporation had $2.3 billion of bank lines of credit at December 31, 1998, compared with $1.8 billion at December 31, 1997, which are utilized in the normal course of business. Of these lines, $0.8 billion and $0.4 billion were unused at December 31, 1998 and 1997, respectively.

Credit facilities supporting operations in Canada, Europe, Latin America and Asia-Pacific totaled $18.6 billion at December 31, 1998 and $16.4 billion at December 31, 1997 of which $10.4 billion and $8.4 billion were unused at December 31, 1998 and 1997, respectively. As of December 31, 1998, the committed and uncommitted portion of such credit facilities totaled $4.6 billion and $14.0 billion, respectively. As of December 31, 1997, the committed and uncommitted portion of such credit facilities totaled $4.5 billion and $11.9 billion, respectively.

NOTE 8.  NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE YEAR

                                           December 31,
                                     -------------------------
                                        1998          1997
                                     -----------   -----------
Short-term notes                     (in millions of dollars)
 Commercial paper                     $32,138.8     $27,460.9
 Master notes                             652.2         248.2
 Demand notes                           4,101.1       3,709.2
 Other                                  1,437.2         869.3
                                     -----------   -----------
Total principal amount                 38,329.3      32,287.6
Unamortized discount                     (127.5)       (192.0)
                                     -----------   -----------
Total                                  38,201.8      32,095.6
                                     -----------   -----------

Bank loans and overdrafts
 United States                          1,669.9       1,660.8
 Other countries                        6,543.1       6,850.1
                                     -----------   -----------
Total                                   8,213.0       8,510.9
                                     -----------   -----------

Other notes, loans and debentures
 payable within one year
  United States                        10,518.6       8,869.2
  Other countries                       1,538.9         923.8
                                     -----------   -----------
Total                                  12,057.5       9,793.0
                                     -----------   -----------
Total payable within one year         $58,472.3     $50,399.5
                                     ===========   ===========

The weighted average maturities of commercial paper was 28 days at December 31, 1998 and 46 days at December 31, 1997.

Including the effects of derivatives, the weighted average interest rates on short-term borrowings outstanding (original term of one year or less) at December 31, 1998 and 1997 were 5.30% and 5.48%, respectively.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE YEAR (CONCLUDED)

After consideration of foreign currency swaps, the above maturities denominated in currencies other than the U.S. Dollar primarily consist of the Canadian Dollar ($3,773.4 million), German Mark ($2,383.1 million), United Kingdom Pound Sterling ($1,491.5 million) and Australian Dollar ($951.4 million). The Company and its subsidiaries have entered into foreign currency swap agreements to hedge exposures related to notes and loans payable in currencies other than the local currency of the debt issuing entity.

One debt issue totaling $100.0 million is redeemable, at par or slightly above, at the Company's option. The debt issue is redeemable anytime prior to the April 1999 maturity date.

The Company's debt includes $350.0 million in notes with variable rates which provide investors with the option to cause GMAC to repurchase them at specific dates through February 1999. Generally, the probability of exercising such option would increase in the event that one or more of the Company's security ratings is reduced or an increase in market interest rates occurs and the notes are subject to fixed interest rates. For purposes of the above maturities, it is assumed that no repurchase will occur.

In addition, the Company's debt includes $57.9 million in notes with fixed rates which contain a survivor's option which provides the survivor with the option to cause GMAC to repurchase them prior to maturity in December 1999.

To achieve its desired balance between fixed and variable rate debt, the Company has entered into interest rate swap, interest rate cap, and forward starting interest rate swap agreements. The breakdown between the fixed and variable interest rate amounts based on contractual terms (predominately based on London Interbank Offering Rate ("LIBOR")) and after the effect of interest rate derivatives is as follows:

                                                         December 31,
                                                   ------------------------
                                                       1998         1997
                                                   -----------   ----------
                                                    (in millions of dollars)

Debt balances based on contractual terms:
----------------------------------------
Fixed amount                                       $45,325.5     $39,582.1
Variable amount                                     13,276.9      11,015.5

Debt balances after effect of derivatives:
-----------------------------------------
Fixed amount                                       $44,524.5     $39,448.1
Variable amount                                     14,077.9      11,149.5

                   GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.  NOTES, LOANS AND DEBENTURES PAYABLE AFTER ONE YEAR

                              Weighted average             December 31,
                              interest rates at     ------------------------
                              December 31, 1998        1998          1997
                              -----------------     -----------   ----------
                                                    (in millions of dollars)
United States
 1999                                --             $   --        $ 8,479.7
 2000                                6.1%            10,195.4       4,567.7
 2001                                6.2%             7,795.8       4,534.8
 2002                                6.1%             7,039.2       6,329.1
 2003                                5.9%             6,929.3       2,602.8
 2004                                5.6%               997.2         413.7
 2005 - 2009                         6.5%             2,673.9       1,673.7
 2010 - 2014                         9.1%             1,600.0       1,203.5
 2015 - 2019                        10.3%               373.8         373.8
 2020 - 2049                         4.9%                75.0          75.0
                                                    -----------   ----------
Total United States                                  37,679.6      30,253.8

Other countries
 1999 - 2008                         5.7%             8,347.6       6,715.2
                                                    -----------   ----------
Total notes, loans and debentures                    46,027.2      36,969.0
Unamortized discount                                   (670.7)       (693.8)
                                                    ===========   ==========
Total notes, loans and debentures
  payable after one year                            $45,356.5     $36,275.2
                                                    ===========   ==========

The aggregate principal amounts of notes, loans and debentures with terms of more than one year from dates of issue, maturing in the years following December 31, 1999, are as follows: 2000 - $13,154.2 million; 2001 - $10,322.3 million;
2002 - $8,560.8  million;  2003 - $7,919.0  million;  and 2004 and  thereafter -
$6,070.9 million.

After consideration of foreign currency swaps, the above maturities which are denominated in currencies other than the U.S. Dollar primarily consist of the Canadian Dollar ($4,281.9 million), German Mark ($1,561.3 million), United Kingdom Pound Sterling ($897.8 million) and Australian Dollar ($782.5 million). The Company and its subsidiaries have entered into foreign currency swap agreements to hedge exposures related to notes and loans payable in currencies other than the local currency of the debt issuing entity.

The Company has issued warrants to subscribe for up to $300 million aggregate principal amount of 6.5% notes due October 15, 2009. The warrants are exercisable up to and including October 15, 2007.

Debt issues totaling $1,947.2 million are redeemable, at par or slightly above, at the Company's option. The debt issues are redeemable anytime prior to their maturity dates with the latest maturity date in November 2049.

The Company's debt includes $1,100.0 million in notes with fixed rates and $1,014.0 million in notes with variable rates which provide investors with the option to cause GMAC to repurchase them at specific dates through November 2049. Generally, the probability of exercising such option would increase in the event that one or more of the Company's security ratings is reduced or an increase in market interest rates occurs and the notes are subject to fixed interest rates. For purposes of the above maturities, it is assumed that no repurchase will occur.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  NOTES, LOANS AND DEBENTURES PAYABLE AFTER ONE YEAR (CONCLUDED)

In addition, the Company's debt includes $1,129.7 million in notes with fixed rates which contain a survivor's option which provides the survivor with the option to cause GMAC to repurchase them prior to maturity, with the latest maturity date in December 2013.

To achieve its desired balance between fixed and variable rate debt, the Company has entered into interest rate swap, interest rate cap, and forward starting interest rate swap agreements. The breakdown between the fixed and variable interest rate amounts based on contractual terms (predominately based on LIBOR) and after the effect of interest rate instruments is as follows:

                                                          December 31,
                                                    ------------------------
                                                       1998          1997
                                                    ----------    ----------
Debt Balances  Based On Contractual Terms:          (in millions of dollars)
-----------------------------------------
Fixed amount                                        $ 32,795.5    $29,192.7
Variable amount                                       13,231.7      7,776.3

Debt  Balances   After  Effect  of Derivatives:
----------------------------------------------
Fixed amount                                        $ 27,758.0    $27,278.4
Variable amount                                       18,269.2      9,690.6


NOTE 10.  UNITED STATES, FOREIGN AND OTHER INCOME TAXES

Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on remittance of the Company's share of its subsidiaries' undistributed earnings not deemed to be indefinitely reinvested. Taxes have not been provided on foreign subsidiaries' earnings, which are deemed indefinitely reinvested of approximately $958.6 million at December 31, 1998 and $917.0 million at December 31, 1997. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

The temporary differences, which comprise the Company's deferred tax assets and liabilities, were as follows:

                                   December 31, 1998       December 31, 1997
                                 ----------------------  ---------------------
                                   Asset     Liability     Asset     Liability
                                 ---------  -----------  ---------  ----------
                                          (in millions of dollars)
Lease transactions               $    --    $ 3,244.1    $    --    $ 2,711.1
Provisions for credit losses         414.4       --          368.7       --
Debt transactions                     --        338.2         --        333.1
Unrealized gain on securities         --        226.0         --        229.3
State and local taxes                 --        204.9         --        135.9
Foreign tax credits                  170.3       --           --         --
Insurance loss reserve discount      131.5       --          134.0       --
Unearned insurance premiums          145.8       --          136.7       --
Other postretirement benefits        244.4       --          229.5       --
Foreign net operating losses         128.7       --           74.3       --
Other                                146.5      211.3        152.7      263.6
                                 =========  =========    =========  ==========
Total deferred income taxes      $ 1,381.6  $ 4,224.5    $ 1,095.9  $ 3,673.0
                                 =========  =========    =========  ==========


                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  UNITED STATES, FOREIGN AND OTHER INCOME TAXES (CONCLUDED)

The significant components of income tax expense were as follows:

                                   For the Years Ended December 31,
                                  ---------------------------------
                                     1998       1997        1996
                                  ---------  ---------   ----------
Income taxes estimated to be         (in millions of dollars)
 currently payable:
  United States federal           $  216.5   $   71.0    $ 422.9
  Foreign                            141.2      279.9      224.9
  United States state and local      (12.0)     138.6      103.2
                                  ---------  ---------   ----------
Total income taxes currently
 payable                             345.7      489.5      751.0
                                  ---------  ---------   ----------
Deferred income taxes:
  United States federal              136.0      553.6       51.4
  Foreign                             56.9      (77.0)      49.3
  United States state and local       73.1      (53.2)     (14.5)
                                  ---------  ---------   ----------
Total deferred income taxes          266.0      423.4       86.2
                                  ---------  ---------   ----------
Income tax expense                $  611.7   $  912.9    $ 837.2
                                  =========  =========   ==========

Income tax provisions recorded by the Company differ from the computed amounts developed by applying the statutory United States federal income tax rate to income before income taxes. The following schedule reconciles the U.S. statutory income tax rate to the actual income tax rate recorded by the Company:

                                                For the Years Ended December 31,
                                                --------------------------------
                                                   1998       1997       1996
                                                ---------  ---------  ----------
United States federal statutory income
  tax rate                                        35.0%      35.0%      35.0%
Effect of:
  State and local income taxes                     1.9        3.1        2.9
  Tax exempt interest and dividends
    received which are not fully taxable          (1.4)      (1.4)      (1.5)
  Adjustment to U.S. taxes on foreign income      (5.4)       1.8        2.5
  Foreign income tax rate differential             0.5        0.8        2.3
  Other                                            1.0        1.9       (0.9)
                                                --------   ---------  ----------
Effective tax rate                                31.6%      41.2%      40.3%
                                                ========   =========  ==========

NOTE 11.  PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company and certain of its subsidiaries participate in various pension plans of General Motors and its domestic and foreign subsidiaries, which cover substantially all of their employees. Benefits under the plans are generally related to an employee's length of service, salary, and where applicable, contributions. GMAC Mortgage Group, Inc. ("GMACMG") and certain subsidiaries of GMAC Insurance Holdings, Inc. ("GMACI") have separate retirement plans which provide for pension payments to their eligible employees upon retirement.

The Company and certain of its subsidiaries participate in various postretirement medical, dental, vision and life insurance plans of General Motors. These benefits are funded as incurred from the general assets of the Company. The Company accrues postretirement benefit costs over the active service period of employees to the date of full eligibility for such benefits. The Company has provided for certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as other postretirement benefits. Notwithstanding the recording of such amounts and the use of these terms, the Company does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of the Company (other than pensions) represent legally enforceable liabilities of the Company.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  PENSION AND OTHER POSTRETIREMENT BENEFITS (CONCLUDED)

The total pension and other postretirement benefits expense of the Company amounted to $65.1 million, $75.3 million and $84.2 million in 1998, 1997 and 1996, respectively.

NOTE 12.  TRANSACTIONS WITH AFFILIATES

The Company is wholly owned by GM and as such, may receive support from GM if necessary to maintain competitive leverage levels and its fixed charges coverage ratio. No such payments were received during 1998, 1997 or 1996.

Retail installment and lease contracts acquired by GMAC in the U.S. and Canada that included rate subvention from GM, payable directly or indirectly to GM dealers, were 80.0%, 78.0% and 51.8% of total retail installment and lease contracts acquired during 1998, 1997 and 1996, respectively. Rate subvented programs for GMAC's international operations were not significant during 1998, 1997 and 1996.

Agreements with GM provide for payment to the Company for residual value support on certain retail leasing transactions. Amounts included in income for these transactions totaled $643.0 million, $428.0 million and $432.7 million in 1998, 1997 and 1996, respectively.

On occasion, the Company may also extend loans to GM, its subsidiaries and affiliates. Outstanding loans to GM and affiliates totaled $2,270.5 million and $551.7 million at December 31, 1998 and December 31, 1997, respectively. Total interest income from these loans is included in other income and amounted to $126.3 million, $38.0 million and $22.2 million in 1998, 1997 and 1996, respectively.

The Company purchases certain vehicles which GM acquired from its fleet and rental customers. The cost of these vehicles held for resale, which is included in other earning assets, was $658.4 million at December 31, 1998, compared with $437.8 million at December 31, 1997. Included in other income is service fee income received from GM on these vehicles amounting to $32.2 million, $31.0 million and $23.9 million in 1998, 1997 and 1996, respectively.

Beginning in 1997, an agreement with GM provides for the reimbursement of certain selling expenses incurred by GMAC on off-lease vehicles sold by GM at auction. Included as a reduction of other operating expenses are reimbursements totaling $48.5 million and $29.8 million for the years ending December 31, 1998 and 1997, respectively.

The amounts due GM and its affiliated companies at the balance sheet dates relate principally to current wholesale financing of sales of GM products and nonrecourse transfers for consideration of a portion of future lease revenues. During the first quarter of 1996, the settlement terms related to the wholesale financing of certain GM products were accelerated to shipment date. To the extent that wholesale settlements with GM are made prior to the expiration of transit, interest is received from GM. Interest received on this arrangement is included in other income and totaled $91.6 million, $70.3 million and $55.0 million in 1998, 1997 and 1996, respectively.

The Company receives technical and administrative advice and services from GM and also occupies office space furnished by GM. Costs of such services, which are included in other operating expenses, amounted to $36.3 million, $33.8 million and $26.4 million in 1998, 1997 and 1996, respectively.

Insurance premiums earned by GMACI on certain coverages provided to GM totaled $432.5 million, $387.6 million and $288.7 million in 1998, 1997 and 1996, respectively.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  INSURANCE OPERATIONS

GMAC Insurance Holdings, Inc. and its subsidiaries (collectively "GMACI") perform a wide array of insurance underwriting including personal, mechanical and commercial coverages. GMACI conducts insurance and reinsurance operations primarily in the United States, Canada and Europe. GMACI insures selected personal, commercial and extended warranty coverages for individuals, auto dealerships, GMAC and GM. In the U.S., property and casualty risks are assumed from other insurers. Outside the U.S., property, casualty and mechanical risks are assumed from local insurance companies. GMACI cedes a portion of its insurance business and retrocedes a portion of its reinsurance business to outside reinsurers to protect the Company against certain types of loss activity. Premiums are earned on a basis related to coverage provided over the terms of the policies or reinsurance assumed contracts. Commissions, premium taxes and other costs that vary with and are primarily related to acquiring new business are deferred and amortized over the terms of the related policies on the same basis as premiums are earned. The liability for losses and loss expenses includes amounts relating to reinsurance agreements and represents the accumulation of estimates for reported losses and a provision for losses incurred but not reported. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred. Insurance liabilities are necessarily based on estimates and the ultimate liability may vary from such estimates. The estimates are regulary reviewed and adjustments are included in income.

Unpaid Insurance Losses and Loss Adjustment Expenses
----------------------------------------------------
Activity in the reserves for losses and loss adjustment expenses ("LAE") is summarized as follows:

                                               For the Years Ended December 31,
                                              ----------------------------------
                                                 1998       1997        1996
                                              ---------- ----------- -----------
                                                   (in millions of dollars)
Balance at beginning of the year              $ 2,125.3  $ 1,581.9   $ 1,499.7
 Less reinsurance recoverables                    552.1      356.9       275.4
 Add Integon net reserves at
  acquisition date                                 --        382.5       --
                                              ---------- ----------- -----------
Net balance at beginning of the year            1,573.2    1,607.5     1,224.3

Incurred related to:
  Current year                                  1,535.6    1,053.1       982.2
  Prior years                                     (18.4)      20.4       (10.0)
                                              ---------- ----------- -----------
Total incurred                                  1,517.2    1,073.5       972.2

Paid related to:
 Current year                                    (978.9)    (761.5)     (603.8)
 Prior years                                     (631.3)    (346.3)     (367.7)
                                              ---------- ----------- -----------
Total paid                                     (1,610.2)  (1,107.8)     (971.5)

Net balance at end of the year                  1,480.2    1,573.2     1,225.0
 Add reinsurance recoverables                     582.5      552.1       356.9
                                              ---------- ----------  -----------
Balance at end of the year                    $ 2,062.7  $ 2,125.3   $ 1,581.9
                                              ========== ==========  ===========

As a result of changes in estimates of insured events in prior years, the reserves for losses and LAE decreased in 1998 primarily due to the continued runoff of the product liability program and a reduction in personal lines business.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  MORTGAGE BANKING

GMAC Mortgage Group, Inc. and its subsidiaries (collectively "GMACMG") conduct mortgage banking operations in the United States, Mexico, Japan and the United Kingdom. GMACMG originates and markets single-family and commercial mortgage loans, and securities backed by such loans, to investors and services these loans on behalf of investors. In addition to offering other consumer products including home equity loans, insurance services and trustee services, GMACMG packages securities backed by home equity loans and sub-prime mortgages. GMACMG also actively pursues the acquisition of mortgage servicing rights from other mortgage bankers and financial institutions. Operations of GMACMG's various mortgage banking subsidiaries are conducted through its three primary businesses: GMAC Mortgage Corporation ("GMACM"); GMAC Commercial Mortgage Corporation ("GMACCM"); and Residential Funding Corporation ("RFC").

Loan Originations and Servicing Acquisitions
--------------------------------------------
The following summarizes GMACMG's originations and purchases of mortgage loans and the principal balances of acquisitions of mortgage servicing rights:

                             For the Years Ended
                                 December 31,
                         -----------------------------
                             1998            1997
                         --------------  -------------
                           (in millions of dollars)
Loans
originated/brokered:
  Residential              $18,904.0       $ 7,569.7
  Commercial                 8,654.1         5,554.8

Loan purchases             $29,900.5       $17,742.7

Bulk servicing
 acquisitions:
  Residential              $82,546.4       $10,094.9
  Commercial                12,038.7        12,946.8

Sales of Loans
--------------
GMACMG sells a majority of its originated loans into various governmental agency (FHLMC, FNMA and GNMA) mortgage-backed securities and whole loans to private investors while maintaining the right to service such mortgage loans. GMACMG generally packages its purchased mortgage loans into private mortgage-backed securities for sale to investment bankers and private mortgage investors.

Allowance for Losses
--------------------
As part of its conduit mortgage banking activities, GMACMG retains subordinated and stripped mortgage-backed securities which are classified as trading securities and held at estimated fair value. On certain transactions, GMACMG will retain full or limited recourse for credit or other losses incurred by the purchaser of the loans sold. GMACMG establishes allowances for estimated future losses related to the outstanding recourse obligations which management considers adequate. In addition, GMACMG provides appropriate loss allowances on warehouse lines and other loans held as investments.

Mortgage Servicing Rights
-------------------------
The right to service loans is contracted under primary or master servicing agreements. Under primary servicing agreements, GMACMG collects monthly principal, interest and escrow payments from individual mortgagors and performs certain accounting and reporting functions on behalf of the mortgage investors. As master servicer, GMACMG collects monthly payments from various sub-servicers and performs certain accounting and reporting functions on behalf of the mortgage investors. For such servicing activities, the Company earns a servicing fee, which is considered to be adequate compensation. With the exception of serviced mortgages owned by GMACMG, the servicing portfolio principal amount is not reflected in the Company's financial statements. Mortgage servicing rights, net of valuation allowances, totaled $2,434.6 million and $1,004.2 million, at December 31, 1998 and 1997, respectively. The fair value of the mortgage servicing rights at December 31, 1998 and 1997 was $2,559.7 million and $1,097.8 million, respectively.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  MORTGAGE BANKING (CONTINUED)

Mortgage Servicing Rights (Concluded)
-------------------------------------
GMACMG has stratified its mortgage servicing rights by predominant risk characteristics, primarily loan type and interest rate interval, for purposes of recording amortization expense and measuring impairment. Amortization expense is recorded for each stratum in proportion to and over the period of the projected net servicing income. Impairment is evaluated for each stratum by comparing fair value as estimated using projected discounted cash flows with current market assumptions to the net book value of the related stratum, adjusted for deferred hedge results. Impairment is recorded through a valuation allowance and charged to amortization expense in the period it is determined. At December 31, 1998 and 1997, the valuation allowance totaled $52.7 million and $22.8 million, respectively.

Servicing Portfolio
-------------------
The following is a summary of GMACMG's servicing portfolios:

                                      December 31,
                                -------------------------
                                    1998         1997
                                ------------  -----------
Servicing portfolio             (in millions of dollars)
 Residential                    $139,873.3    $ 60,553.7
 Commercial (1)                   52,104.7      40,199.4
 Master servicing                 58,433.6      46,145.7
 GMACMG intercompany servicing    (2,918.0)     (3,277.3)
                                ------------  -----------
Total                           $247,493.6    $143,621.5
                                ============  ===========

Number of serviced loans          2,053,091    1,016,964
                                ============  ===========

(1) Includes $2,492.1 million and $2,468.1 million of term loans serviced on behalf of GMAC in 1998 and 1997, respectively.

Allowance for Loan Losses and Valuation Reserves
------------------------------------------------
The following table presents an analysis of the allowance for mortgage loan losses and valuation reserves:

                                               1998       1997      1996
                                             --------   --------  --------
                                               (in millions of dollars)
Balance at beginning of year                  $202.0     $138.0    $ 90.0
Provisions charged to income                    51.9      107.2      99.1
Net charge-offs and reductions                (115.4)     (43.2)    (51.1)
                                             ========   ========  ========
Balance at end of the year                    $138.5     $202.0    $138.0
                                             ========   ========  ========

The allowance for loan losses and valuation reserves includes GMACMG's accrual for losses on loans sold with recourse totaling $42.5 million, $86.3 million and $63.0 million as of December 31, 1998, 1997 and 1996, respectively.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  MORTGAGE BANKING (CONTINUED)

Loans Sold With Recourse
------------------------
Information regarding GMACMG's loans sold with recourse is as follows

                                              December 31,
                                        -----------------------
                                           1998         1997
                                        ----------   ----------
                                        (in millions of dollars)
Loans sold with recourse                $ 9,572.8    $12,228.1
                                        ==========   ==========

Maximum exposure on loans sold
 Full recourse                          $   177.0    $   253.6
 Limited recourse                           949.7        664.3
                                        ----------   ----------
Total                                   $ 1,126.7    $   917.9
                                        ==========   ==========

The maximum recourse exposure shown above is net of amounts reinsured with third parties which totaled $135.5 million and $195.7 million at December 31, 1998 and 1997, respectively.

Mortgage Derivative Financial Instruments
-----------------------------------------
GMACMG uses various off-balance sheet financial instruments in the normal course of business to manage inherent risk. The derivative financial instruments are held for purposes other than trading and consist primarily of interest rate floors and caps, written and purchased option contracts, futures contracts, and individually tailored swap products.

GMACMG utilizes option contracts on U.S. Treasury instruments and mortgage-backed securities to hedge interest rate and price risk associated with its mortgage loans held for sale. At December 31, 1998 and 1997, the notional amount of such instruments totaled $5,011.0 million and $2,031.4 million, respectively. Realized and unrealized gains and losses associated with these instruments are considered in the lower of cost or market valuation of the mortgage loans.

GMACMG uses options and futures contracts on U.S. Treasury instruments and euros, and interest rate swap agreements to hedge price and interest rate risk associated with its mortgage-related securities. At December 31, 1998 and 1997, the notional amount of such instruments totaled $9,717.6 million and $1,363.0 million, respectively. Realized and unrealized gains and losses associated with these instruments are recognized in the current period on a mark-to-market basis.

GMACMG enters into interest rate swap contracts in an effort to stabilize short-term borrowing costs and maintain a minimum return on certain loans held for investment. At December 31, 1998 and 1997, the notional amount of these instruments totaled $638.2 million and $263.7 million, respectively. The contracts involve the delivery of fixed payments to a counterparty in return for variable payments based upon a published index. The contracts' values fluctuate inversely to the values of the related loan portfolio. The contracts have maturities ranging from two to five years. Amounts paid or received under such contracts are recorded as an adjustment to interest expense.

GMACMG uses interest rate caps and floors, futures, options on futures contracts, swaps, swaptions, and forwards to manage potential prepayment activity associated with mortgage servicing rights. At December 31, 1998 and 1997, the notional amount of such instruments totaled $65,177.2 million and $8,035.1 million, respectively. The maturities of these instruments range between four months and five years. These instruments are carried at fair value, with adjustments recorded to the basis of mortgage servicing rights.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14.  MORTGAGE BANKING (CONCLUDED)

Mortgage Commitments
--------------------
GMACMG enters into various commitments to purchase or originate mortgage loans in the normal course of business. Commitments to purchase or originate mortgage loans totaled $5,165.5 million and $4,100.8 million at December 31, 1998 and 1997, respectively. These commitment obligations are considered in conjunction with the lower of cost or market valuation of mortgage inventory held for sale.

Commitments to sell mortgage loans totaled $2,380.7 million and $558.9 million at December 31, 1998 and 1997, respectively. Commitments to sell securities totaled $3,835.6 million and $3,306.7 million at December 31, 1998 and 1997, respectively. These commitment obligations are considered in conjunction with the lower of cost or market valuation of mortgage loans held for sale.

Warehouse lending involves the extension of short-term secured lines of credit to mortgage originators to finance mortgage loans until such loans are purchased by a permanent investor. Advances under the lines of credit are fully secured by the underlying mortgages and bear interest at a rate that is tied to a short-term index. At December 31, 1998 and 1997, unused warehouse lending commitments totaled $2,021.9 million and $2,533.1 million, respectively. GMACMG enters into foreign currency contracts to hedge foreign exchange risks associated with overseas lending. At December 31, 1998 and 1997, the notional amounts of such instruments totaled $206.2 million and $155.3 million, respectively. Construction lending involves the extension of long-term secured lines of credit to construction project managers. At December 31, 1998 and 1997, unused construction lending commitments totaled $1,397.9 million and $930.0 million, respectively. In addition, GMACMG also has outstanding commitments to lend on available credit lines, primarily home equity lines of credit. At December 31, 1998 and 1997, unused lending commitments on these lines totaled $671.2 million and $784.5 million, respectively.

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

Fair value information presented herein is based on information available at December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to December 31, 1998 and 1997 may differ significantly from these amounts.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The estimated fair value of financial instruments held by the Company, for which it is practicable to estimate that value, were as follows:

Balance sheet financial instruments:

                             December 31, 1998        December 31, 1997
                          ------------------------ ------------------------
                             Book      Estimated      Book      Estimated
                            Value      Fair Value    Value      Fair Value
                          -----------  ----------- -----------  -----------
Assets                                (in millions of dollars)
------
Cash and cash equivalents  $    618.1   $    618.1   $   759.2    $   759.2
Investments in securities     8,681.9      8,681.9     7,896.1      7,896.1
Finance receivables, net     71,101.2     71,300.4    59,048.9     59,496.7
Notes receivable from GM      2,270.5      2,261.5       551.7        546.1
Real estate mortgages
  -held for sale              7,969.7      7,990.0     5,119.5      5,138.2
  -held for investment        1,296.7      1,299.8       713.0        710.7
  -lending receivables        2,063.6      2,063.6     2,222.9      2,222.9
Due and deferred from
 receivable sales net           111.5        111.5       690.5        690.5

Liabilities
-----------
Debt                       $103,828.8   $105,117.8   $86,674.7    $87,489.3

Off-balance sheet financial instruments:

                                                       December 31, 1998                       December 31, 1997
                                                ---------------------------------    ------------------------------------
                                                Contract/      (3)                   Contract/       (3)
                                                Notional      Gain         Loss      Notional       Gain           Loss
                                                Amount(3)   Position     Position    Amount(3)    Position       Position
                                                ---------   --------     --------    ---------    --------       --------
                                                                        (in millions of dollars)
Commitments to originate/purchase
  mortgages/securities                          $ 5,165.5   $  15.1      $  (3.7)   $ 4,100.8     $  9.0         $ (0.7)
Commitments to sell
  mortgages/securities                            6,216.3       1.6         (4.5)     3,865.6        2.6           (4.9)
Unused mortgage lending
  commitments                                     4,091.0       --           --       4,247.6        --             --
Unused revolving credit
  lines to dealers                                  291.1       --           --         445.7        --             --
Interest rate instruments (1)                    98,029.0     507.0       (152.1)    35,974.2      126.8         (101.3)
Foreign currency instruments (2)                  7,885.0     486.3       (161.3)     6,172.5      140.5         (326.0)
Mortgage-related futures                          1,810.6       0.9         (6.0)     1,991.9        8.1           (4.1)


 (1) The 1998 and 1997 notional balances include $84,428.6 million and $17,044.0 million, respectively, in financial instruments that are recorded at their fair value on the balance sheet. The related net assets recorded on the balance sheet for these financial instruments totaled $290.1 million and $27.9 million at December 31, 1998 and 1997, respectively. The loss position includes deferred gains of $36.8 million and $34.0 million for December 31, 1998 and 1997, respectively.

(2) Includes $3,373.0 million and $2,045.6 million in cross currency interest rate swaps with unrealized gains of $153.8 million and unrealized losses of $191.6 million at December 31, 1998 and 1997, respectively. The unrealized gain or loss in the fair value of the foreign currency instruments in 1998 and 1997 was offset by the unrealized loss or gain in the fair value of the related underlying debt instruments.

(3) Contract/notional amounts of off-balance sheet financial instruments do not represent credit risk exposures. Credit risk is limited to the current cost of replacing instruments in a gain position.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Cash and Cash Equivalents
-------------------------
The book value approximates fair value because of the short maturity of these instruments.

Investments in Securities
-------------------------
Bonds, equity securities, notes and other available for sale investments in securities are carried at fair value, which is based on quoted market prices. The fair value of mortgage-related trading securities is based on market quotes, discounted using market prepayment assumptions and discount rates. The retained interests in securitizations are carried at fair value based on discounted expected cash flows using current market rates.

Finance Receivables, Net
------------------------
The fair value is estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to each category of finance receivables. The carrying value of wholesale receivables and other receivables whose interest rates adjust on a short-term basis with applicable market indices (generally the prime rate) are assumed to approximate fair value either due to their short maturities or due to the interest rate adjustment feature.

Notes Receivable From GM
------------------------
The fair value is estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to certain categories of other earning assets.

Real Estate Mortgages
---------------------
The fair value of mortgage loans held for sale is based upon actual prices received on recent sales of mortgage loans and securities to investors and projected prices obtained through investor indications considering interest rates, mortgage loan type and credit quality. The fair values of loans held for investment is determined through a review of published market information associated with similar instruments. Due to the short-term floating rates on lending receivables, book values are assumed to approximate fair values.

Due and Deferred From Receivable Sales, Net
-------------------------------------------
The fair value of interest-only strip receivables is derived by discounting expected cash flows using current market rates.

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

Commitments to Originate/purchase Mortgages/securities
------------------------------------------------------
The fair value of commitments is estimated using published market information associated with commitments to sell similar instruments.

Commitments to Sell Mortgages/securities
----------------------------------------
The fair value of commitments is estimated using published market information associated with similar instruments.

Unused Mortgage Lending Commitments
-----------------------------------
The fair value of these commitments is considered in the overall valuation of the underlying assets with which they are associated.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONCLUDED)

Unused Revolving Credit Lines to Dealers
----------------------------------------
The unused portion of revolving lines of credit extended to dealers will approximate market value since they reprice at prevailing market rates.

Interest Rate Instruments
-------------------------
The notional balances of interest rate instruments include interest rate swaps of $19.0 billion and $19.2 billion; options of $68.1 billion and $9.0 billion; caps and floors of $10.4 billion and $7.8 billion; and mortgage servicing rights hedges of $0.5 billion and $0.0 billion, at December 31, 1998 and 1997, respectively. Included in the December 31, 1997 balance of interest rate swaps are forward starting interest rate swaps with notional amounts totaling $1.0 billion to hedge anticipated 1998 debt issuances. At December 31, 1998, the Company did not have any forward starting interest rate swaps outstanding.

The fair value of the existing interest rate swaps and forward starting interest rate swaps is estimated by discounting expected cash flows using quoted market interest rates. The fair value of written and purchased options is estimated using broker/dealer quoted market prices. The fair value of mortgage-related interest rate swaps, caps, and written and purchased options is based upon broker/dealer quoted market prices.

Foreign Currency Instruments
----------------------------
The estimated fair value of the foreign currency swaps is derived by discounting expected cash flows using market exchange rates over the remaining term of the agreement.

Mortgage-related Futures
------------------------
The fair value of futures contracts is determined based upon quoted market prices.

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

In terms of geographic concentrations as of December 31, 1998, 76.7% of GMAC's consolidated automotive servicing assets were U.S. based; 11.5% were in Europe (of which 43.8% reside in Germany); 8.2% were in Canada; 1.8% were in Asia Pacific (of which Australia represents 90.1%); and 1.8% were in Latin America. The majority of the Company's finance receivables are geographically diversified throughout the United States.

                    GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.


Financial results for GMAC's operating segments are summarized below:

Operating Segments:
------------------
(in millions of dollars)
                                                                                  Eliminations/
                                GMAC-NAO     GMAC-IO      GMACI      GMACMG     Reclassifications       Total
                               ----------   ---------   ---------   --------    -----------------    ----------
1998
----
Total assets                   $107,924.0   $17,040.1   $7,265.5    $19,220.9  $ (20,033.0)          $131,417.5

Net automotive
 financing revenue                1,403.6       824.6      --           --            23.2              2,251.4

Other revenue                     1,396.3        48.0    2,382.1      1,389.0        (32.2)             5,183.2

Tax expense                         344.5       117.7       80.1         69.4          --                 611.7

Net income                          753.5       230.9      225.9        115.0          --               1,325.3

1997
----
Total assets                   $ 88,203.0   $15,272.9   $7,088.6    $12,371.1   $(13,616.3)          $109,319.3

Net automotive
 financing revenue                1,825.6       834.7      --           --           (16.7)             2,643.6

Other revenue                     1,168.8        24.0    1,786.6      1,036.5          2.9              4,018.8

Tax expense                         616.1       112.7       77.9        106.2          --                 912.9

Net income                          674.8       235.1      224.6        166.6          --               1,301.1

1996
----
Total assets                     77,888.3   $16,461.1   $5,020.3    $ 7,233.0   $( 8,024.7)          $ 98,578.0

Net automotive
 financing revenue                2,175.3       913.0       --           --           (9.0)             3,079.3

Other revenue                     1,001.6        14.5    1,616.8        693.4          3.6              3,329.9

Tax expense                         529.7       197.5       48.3         61.7          --                 837.2

Net income                          715.5       230.9      192.4        101.7          --               1,240.5


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  SEGMENT INFORMATION (CONCLUDED)

Information concerning principal geographic areas was as follows:

Geographic Information:
----------------------
(in millions of dollars)
                                                        All Other
                                        United States   Countries      Total
                                        -------------   ---------    ---------
1998
----
Net financing revenue and other revenue   $ 6,106.2     $ 1,328.4    $ 7,434.6

Long-lived assets                          21,904.3       7,217.5     29,121.8

1997
----
Net financing revenue and other revenue   $ 5,356.4     $ 1,306.0    $ 6,662.4

Long-lived assets                          20,533.8       6,442.6     26,976.4

1996
----
Net financing revenue and other revenue   $ 4,994.7     $ 1,414.5    $ 6,409.2

Long-lived assets                          19,704.7       5,625.3     25,330.0

NOTE 17.  COMMITMENTS AND CONTINGENT LIABILITIES

Minimum future commitments under operating leases having noncallable lease terms in excess of one year, primarily for real property, aggregating $197.2 million, are payable $60.9 million in 1999, $45.7 million in 2000, $29.0 million in 2001, $21.3 million in 2002, $15.1 million in 2003, and $25.2 million in 2004 and thereafter. Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $188.1 million, $181.5 million and $147.8 million in 1998, 1997 and 1996, respectively.

The Company and certain subsidiaries of GMACI have entered into an agreement under which Electronic Data Systems Corporation ("EDS"), a former subsidiary of GM, will continue to be the principal provider of information technology services through 1999. Certain subsidiaries of GMACMG have entered into a similar agreement through 2000. An additional agreement has been signed for EDS to provide support for the Company's European information technology related activities through 2001.

There are various claims and pending actions against the Company and its subsidiaries with respect to commercial and consumer financing and leasing matters, taxes, insurance and other matters arising out of the conduct of the business. Certain of these actions are or purport to be class actions, seeking damages in very large amounts. The aggregate ultimate amount of liability on these claims and actions at December 31, 1998 were not determinable, but in the opinion of management, such liability should not have a material adverse effect on the Company's consolidated financial position or results of operations.

SUPPLEMENTARY FINANCIAL DATA

SUMMARY OF CONSOLIDATED QUARTERLY EARNINGS

                                               1998 Quarters
                                 ------------------------------------------
                                   First     Second      Third     Fourth
                                 ---------  ---------  --------- ----------
                                          (in millions of dollars)
Total financing revenue          $3,106.8    $3,204.7   $3,150.2  $3,269.0
Interest and discount expense     1,384.5     1,454.7    1,477.5   1,470.2
Net financing revenue and other   1,763.2     1,906.4    1,819.9   1,945.1
  income
Provision for credit losses         107.2       121.5       93.9     140.5
Net income                          349.3       364.7      313.1     298.2



                                               1997 Quarters
                                 ------------------------------------------
                                   First     Second      Third     Fourth
                                 ---------  ---------  --------- ----------
                                          (in millions of dollars)
Total financing revenue          $3,174.7    $3,177.4   $3,105.8  $3,118.7
Interest and discount expense     1,265.8     1,311.9    1,307.9   1,369.9
Net financing revenue and other   1,682.9     1,626.0    1,636.2   1,717.3
  income
Provision for credit losses         129.9       127.3      138.7     126.8
Net income                          372.0       337.7      312.6     278.8



                                               1996 Quarters
                                 ------------------------------------------
                                   First     Second      Third     Fourth
                                 ---------  ---------  --------- ----------
                                          (in millions of dollars)
Total financing revenue          $3,179.2    $3,124.3   $3,163.8  $3,176.5
Interest and discount expense     1,239.7     1,224.6    1,220.3   1,252.9
Net financing revenue and other   1,533.4     1,605.5    1,616.8   1,653.5
  income
Provision for credit losses         155.2       134.6      143.5     235.7
Net income                          309.1       350.0      307.3     274.1

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

(a)(3)    EXHIBITS (Included in Part IV of this report).                    PAGE
           12    Statement of Ratio of Earnings to Fixed Charges            ----
                 for the years 1998, 1997, 1996, 1995 and 1994.              62

          23.1   Consent of Independent Auditors.                            63

           27    Financial Data Schedule (for SEC electronic filing          --
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

                              GENERAL MOTORS ACCEPTANCE CORPORATION
                              ---------------------------------------
                                          (Registrant)

                          By
                              ----------------------------------------
Date: March 10, 1999          (J. Michael Losh, Chairman of the Board)
--------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 10th day of March, 1999, by the following persons on behalf of the Registrant and in the capacities indicated.

       Signature                                   Title
       ---------                                   -----




-------------------------
(J. Michael Losh)                      Chairman of the Board of Directors




-------------------------
(John D. Finnegan)                     President and Director
                                       (Signing as Chief Executive Officer)




-------------------------
(William F. Muir)                      Executive Vice President and Director
                                       (Signing as Principal Financial Officer)




-------------------------
(Gerald E. Gross)                      Comptroller
                                       (Signing as Principal Accounting Officer)




-------------------------
(Richard J. S. Clout)                  Executive Vice President and Director




-------------------------
(John E. Gibson)                       Executive Vice President and Director




-------------------------
(John G. Blahnik)                      Director

                             SIGNATURES (CONCLUDED)

       Signature                                   Title
       ---------                                   -----




-------------------------
(Eric A. Feldstein)                    Director




-------------------------
(Harry J. Pearce)                      Director




-------------------------
(W. Allen Reed)                        Director




-------------------------
(John F. Smith, Jr.)                   Director




-------------------------
(G. Richard Wagoner, Jr.)              Director





-------------------------
(Ronald L. Zarrella)                   Director

                                 EXHIBIT INDEX

          Exhibit
          Number    Exhibit Name
         ---------  ------------------------------------------------------

            12      Ratio of Earnings to Fixed Charges

            23.1    Consent of Independent Auditors, Deloitte & Touche LLP

            27 Financial Data Schedule (for SEC electronic filing information only)

                                                                      EXHIBIT 12

                      GENERAL MOTORS ACCEPTANCE CORPORATION

                       RATIO OF EARNINGS TO FIXED CHARGES

                                                      1998          1997          1996          1995          1994
                                                   ---------     ----------    ----------    ----------    ----------
Consolidated net income*                           $ 1,325.3     $ 1,301.1     $ 1,240.5     $ 1,031.0     $   927.1
Provision for income taxes                             611.7         912.9         837.2         752.2         512.7
                                                   ---------     ----------    ----------    ----------    ----------
Consolidated income before income taxes              1,937.0       2,214.0       2,077.7       1,783.2       1,439.8
                                                   ---------     ----------    ----------    ----------    ----------
Fixed charges
 Interest, debt, discount and expense                5,786.9       5,255.5       4,937.5       4,936.3       4,230.9
 Portion of rentals representative of the
  interest factor                                       79.1          69.8          77.8          54.5          51.2
                                                   ---------     ----------    ----------    ----------    ----------
Total fixed charges                                  5,866.0       5,325.3       5,015.3       4,990.8       4,282.1
                                                   ---------     ----------    ----------    ----------    ----------
Earnings available for fixed charges               $ 7,803.0     $ 7,539.3     $ 7,093.0     $ 6,774.0     $ 5,721.9
                                                   =========     ==========    ==========    ==========    ==========
Ratio of earnings to fixed charges                      1.33           1.42          1.41          1.36          1.33
                                                   =========     ==========    ==========    ==========    ==========

* Before cumulative effect of accounting change of $(7.4) million in 1994.



                                                                    EXHIBIT 23.1

                          INDEPENDENT AUDITORS' CONSENT


GENERAL MOTORS ACCEPTANCE CORPORATION:

We consent to the incorporation by reference of our report dated January 20, 1999, appearing in this Annual Report on Form 10-K of General Motors Acceptance Corporation for the year ended December 31, 1998, in the following registration statements:

              Registration
   Form       Statement No              Description
------------  --------------  ---------------------------------

    S-3         333-56431     $8,000,000,000 General Motors
                              Acceptance Corporation Variable
                              Denomination Adjustable Rate
                              Demand Notes

    S-3         333-59551     $10,000,000,000 General Motors
                              Acceptance Corporation Medium
                              Term Notes

    S-3         333-70661     $1,500,000,000 General Motors
                              Acceptance Corporation SmartNotes

    S-3         333-48705     $10,000,000,000 General Motors
                              Acceptance Corporation Debt
                              Securities and Warrants to
                              Purchase Debt Securities


S/ DELOITTE & TOUCHE LLP
------------------------
   DELOITTE & TOUCHE LLP

600 Renaissance Center
Detroit, Michigan

March 10, 1999