Form 10-Q
period 1999-03-31
GENERAL MOTORS ACCEPTANCE CORP
filed 1999-05-06
CIK 40729

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF --- 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999, OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF --- 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _________________


                          Commission file number 1-3754
                                                 ------


                     GENERAL MOTORS ACCEPTANCE CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                     38-0572512
--------------------------------                      ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

3044 WEST GRAND BOULEVARD, DETROIT, MICHIGAN                  48202
--------------------------------------------                  -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  313-556-5000
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

As of March 31, 1999, there were outstanding 10 shares of the issuer's common stock.

Documents incorporated by reference.  NONE.

================================================================================

This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:


                         PART 1. FINANCIAL INFORMATION


The required information is given as to the registrant, General Motors Acceptance Corporation and subsidiaries (the Company or GMAC).


ITEM 1.       FINANCIAL STATEMENTS.

              In the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting of only normal recurring items which are necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are unaudited and are not necessarily indicative of results which may be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements, the significant accounting policies, and the other notes to the consolidated financial statements included in the Company's 1998 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

              The Financial  Statements  described below are submitted herein as
              Exhibit 20.

              1. Consolidated Balance Sheet, March 31, 1999, December 31, 1998 and March 31, 1998.

              2. Consolidated Statement of Income, Net Income Retained for Use in the Business and Comprehensive Income for the Three Months Ended March 31, 1999 and 1998.

              3. Consolidated Statement of Cash Flows for the Three Months Ended March 31, 1999 and 1998.

              4.      Notes to Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS

Consolidated net income for the quarter increased 12% when compared to the same period during 1998.

                                               Three Months Ended March 31,
                                           -------------------------------------
                                                1999                 1998
                                           ---------------     ----------------
                                                (in millions of dollars)
Automotive financing operations              $229.6               $246.6
Insurance operations*                          64.9                 79.7
Mortgage operations**                          97.8                 23.0
                                          ================     ================
Consolidated net income                      $392.3               $349.3
                                          ================     ================

*   GMAC Insurance Holdings, Inc. (GMACI)
** GMAC Mortgage Group, Inc. (GMACMG)

Net income from automotive financing operations declined 7% in the first quarter of 1999, compared to the same period in 1998. The reduction in earnings was primarily a result of a significantly lower effective tax rate in the first quarter of 1998.

Earnings from insurance operations decreased by 19% during the first quarter of 1999, compared to the same period during 1998. Earnings were lower principally from reduced investment income and underwriting results. Investment income was reduced as a result of declining interest rates and a shift in asset mix toward equity securities.

Net income from mortgage operations during the first quarter of 1999 increased to a record level, posting a $74.8 million increase over results from the comparable period in 1998. Earnings increased as a result of improved liquidity and tighter credit spreads in the capital markets and the benefits of certain asset positions carried over from the fourth quarter of 1998. The strong period-over-period comparison also reflects unusually low earnings in the first quarter of 1998, which were negatively impacted by accelerated prepayment experience on mortgage assets.


UNITED STATES NEW PASSENGER CAR AND TRUCK DELIVERIES

U.S. deliveries of new General Motors (GM) vehicles during the three months ended March 31, 1999 were slightly higher than comparable 1998 levels. The decline in financing penetration was primarily the result of competitive market conditions.

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                       1999              1998
                                                    ----------        ---------
                                                        (in millions of units)

Industry                                                4.0             3.6
General Motors                                          1.2             1.1

U.S. new GM vehicle deliveries financed by GMAC
  Retail (installment sale contracts and
    operating leases)                                  40.2%           43.4%
  Fleet transactions (lease financing)                  2.1%            1.9%
Total                                                  31.7%           34.5%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCING VOLUME

The number of new vehicle deliveries financed during the three months ended March 31, 1999 and 1998 are summarized below:

                                                  Three Months Ended March 31,
                                                 -------------------------------
                                                    1999               1998
                                                 ------------       ------------

                                                    (in thousands of units)
UNITED STATES
  Retail installment sale contracts                     225               233
  Operating leases                                      155               142
  Leasing                                                 8                 6
                                                 ============       ============
New deliveries financed                                 388               381
                                                 ============       ============

OTHER COUNTRIES
  Retail installment sale contracts                     100               108
  Operating leases                                       61                56
  Leasing                                                14                20
                                                 ------------       ------------
New deliveries financed                                 175               184
                                                 ============       ============

WORLDWIDE
  Retail installment sale contracts                     325               341
  Operating leases                                      216               198
  Leasing                                                22                26
                                                 ============       ============
New deliveries financed                                 563               565
                                                 ============       ============

The number of new vehicles financed in the U.S. during the first quarter of 1999 was slightly higher than the first quarter of 1998, primarily as a result of continued operating lease incentive programs sponsored by GM and increased deliveries of units to dealers. Outside the U.S., the decline in deliveries financed was mainly attributable to lower leasing volume in Europe.

GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided for 868,000 and 725,000 new GM vehicles, representing 66.9% and 62.8% of all GM sales to dealers during the first quarter of 1999 and 1998, respectively. The increase in wholesale penetration levels was a result of competitive pricing strategies by the Company.

INCOME AND EXPENSES

Automotive financing revenue totaled $3,277.1 million in the first quarter of 1999, an increase of $170.3 million compared with the first quarter of 1998. The increase was mainly due to higher average retail and wholesale receivable balances which resulted from aggressive retail financing incentives sponsored by GM and competitive wholesale pricing by the Company.

The Company's worldwide cost of borrowing, including the effects of derivatives, for the first quarter of 1999 averaged 5.52% compared to 6.11% for the same period in 1998. Total borrowing costs for U.S. operations averaged 5.44% for the first quarter of 1999, compared to 6.11% for the same period in 1998. The decrease in average borrowing costs was largely the result of lower U.S. interest rates and a greater proportion of floating rate debt compared to fixed rate debt.

Insurance premiums earned, mortgage revenue and other income totaled $1,548.9 million for the three months ended March 31, 1999, a $329.7 million increase over the comparable 1998 period. GMACMG recorded higher revenues primarily as a result of significant acquisitions of mortgage servicing portfolios during 1998 that generated additional servicing fee income in 1999, and increased securitization volume during the first quarter of 1999. Insurance revenues were lower principally as a result of a decline in personal lines coverages due to competitive market conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME AND EXPENSES (CONCLUDED)

Consolidated salaries and other operating expenses totaled $1,016.9 million and $788.2 million for the respective quarters ended March 31, 1999 and 1998. The increase was mainly attributable to continued growth at GMACMG.

Annualized net retail losses were 0.71% of total average serviced automotive receivables during the first quarter of 1999 compared to 0.98% for the same period last year. The provision for credit losses totaled $119.3 million and $107.2 million for the three months ended March 31, 1999 and 1998, respectively. Although comparable period loss rates declined, the higher loss provision reflects an increase in retail receivables in the first quarter of 1999 and favorable wholesale loss provision adjustments during the first quarter of 1998.

The effective income tax rate was 38.8% and 32.1% for the three months ended March 31, 1999 and 1998, respectively. The comparative increase in the effective tax rate can be attributed to a significantly lower effective tax rate for the first quarter of 1998 due to a decrease in U.S. and foreign taxes assessed on foreign source income.

INSURANCE OPERATIONS

Net premiums earned by GMACI and its subsidiaries totaled $446.6 million and $471.0 million for the three months ended March 31, 1999 and 1998, respectively. Pre-tax capital gains and investment and other income at GMACI totaled $140.3 million for the quarter ended March 31, 1999, compared to $147.7 million for the quarter ended March 31, 1998. Insurance losses and loss adjustment expenses totaled $347.2 million and $353.0 million during the same comparable periods. The decrease in net premiums earned was primarily a result of a decline in personal lines coverages.

Net income for the first quarter of 1999 was $64.9 million, compared to $79.7 million earned during the same period in 1998. Earnings were lower principally from reduced investment income and underwriting results. Investment income was reduced as a result of declining interest rates and a shift in asset mix toward equity securities.

MORTGAGE OPERATIONS

During the first quarter of 1999, GMACMG loan originations, mortgage servicing acquisitions and correspondent loan volume totaled $17.8 billion, compared to $16.8 billion for the same period in 1998. As a result of significant mortgage servicing portfolio acquisitions and continued growth, the combined GMACMG servicing portfolio, excluding GMAC term loans to dealers, totaled $245.9 billion at March 31, 1999, compared with $245.0 billion and $147.7 billion serviced at December 31 and March 31, 1998, respectively.

In April 1999, GMACMG completed the acquisition of DiTech Funding Corporation, a mortgage provider specializing in direct marketing programs.

For the first three months of 1999, net income was $97.8 million, compared to $23.0 million for the same period in 1998. The significant increase in income was primarily attributable to improved liquidity and tighter credit spreads in the capital markets and the benefits of certain asset positions carried over from the fourth quarter of 1998. The strong period-over-period comparison also reflects unusually low earnings in the first quarter of 1998, which were negatively impacted by accelerated prepayment experience on mortgage assets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY

At March 31, 1999, the Company owned assets and serviced automotive receivables totaling $140.7 billion, $2.0 billion above year-end 1998, and $15.1 billion above March 31, 1998. The higher balance compared to the first quarter of last year primarily reflects increases in on-balance sheet finance receivables as well as higher operating lease assets, partially offset by a decline in sold wholesale receivables.

Earning assets totaled $124.7 billion at March 31, 1999, compared to $125.1 billion and $109.1 billion at December 31 and March 31, 1998, respectively.

Finance receivables serviced by the Company, including sold receivables, totaled $85.1 billion at March 31, 1999, $5.2 billion above December 31, 1998 levels and $9.6 billion above March 31, 1998 levels. The change since December 31, 1998 can be attributed to a $3.4 billion increase in on-balance sheet wholesale receivables and a $1.8 billion increase in serviced retail receivables. The year-to-year change primarily resulted from increases of $4.7 billion, $4.3 billion and $2.4 billion in the on-balance sheet retail, wholesale and term loans receivable portfolios, respectively. Also contributing to the year-to-year increase, sold retail receivables (including the retained subordinated interest portion) increased by $0.8 billion. Offsetting these increases, sold wholesale receivables decreased $2.6 billion, primarily attributable to the scheduled wind down of a revolving wholesale trust.

Consolidated operating lease assets, net of depreciation, totaled $27.7 billion at March 31, 1999, reflecting a decrease of $0.2 billion from December 31, 1998 and an increase of $1.4 billion over March 31, 1998, respectively. The year-to-year increase was primarily attributable to strong GM sponsored lease incentive programs in the U.S. and Canada.

Investments in securities at March 31, 1999 totaled $8.5 billion, compared with $8.7 billion and $7.7 billion at December 31 and March 31, 1998, respectively. The year-to-year increase was principally the result of continued growth at GMACMG, partially offset by a decline in the investment portfolio at GMACI.

The Company's due and deferred from receivable sales (net) was $(12.2 million) at March 31, 1999, compared with $111.5 million and $258.6 million at December 31 and March 31, 1998, respectively. The year-to-year decline was primarily due to the effects of a scheduled wind down of a revolving wholesale trust. Also contributing to the decline was an increase in the payable to the trusts due to an additional sale of retail receivables in the first quarter of 1999.

As of March 31, 1999, GMAC's total borrowings were $105.3 billion, compared with $106.2 billion and $90.1 billion at December 31, 1998 and March 31, 1998, respectively. The higher borrowings, as compared to March 31, 1998, were principally used to fund increased earning asset levels. GMAC's ratio of debt to total stockholder's equity at March 31, 1999 was 10.5:1, compared to 10.8:1 at December 31, 1998 and 9.9:1 at March 31, 1998.

The Company and its subsidiaries maintain substantial bank lines of credit which totaled $42.0 billion at March 31, 1999, compared to $42.9 billion at year-end 1998 and $40.0 billion at March 31, 1998. The unused portion of these credit lines totaled $32.4 billion at March 31, 1999, $0.8 billion lower and $1.3 billion higher than December 31 and March 31, 1998, respectively. Included in the unused credit lines are a committed U.S. revolving credit facility of $10.0 billion which serves primarily as back-up for GMAC's unsecured commercial paper program and a $12.0 billion U.S. asset-backed commercial paper liquidity and receivables credit facility for New Center Asset Trust (NCAT), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY (CONCLUDED)

As discussed in the Company's 1998 Annual Report on Form 10-K, the Company utilizes a variety of interest rate and currency derivative instruments in managing its interest rate and foreign exchange exposures. The total notional amount of the derivatives portfolio decreased from $107.7 billion at December 31, 1998 to $82.5 billion at March 31, 1999. The change was primarily attributable to a decrease in financial instruments associated with mortgage servicing.

YEAR 2000

Many computerized systems and microprocessors that are used by GMAC have the potential for operational problems if they lack the ability to handle the transition to the Year 2000. This issue has the potential to cause disruption to the business of GMAC and its customers. In its capacity as a wholly owned subsidiary of GM, GMAC is part of GM's comprehensive worldwide Year 2000 program. As part of that program, GMAC has been identifying and remediating potential Year 2000 problems in its business information systems and other equipment in its operations. GMAC has also initiated communications with its service and technology providers, landlords, dealers and other third parties in order to assess and reduce the risk that GMAC's operations could be adversely affected by the failure of these third parties to adequately address the Year 2000 issue.

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

     ASSESSMENT - initial testing, code scanning, and technology provider contacts to determine whether remediation is needed and to develop a remediation plan, if applicable. The assessment of business information systems is substantially complete and included a determination that approximately one half of such systems should be regarded as critical based on criteria such as the potential for business disruption. The assessment of infrastructure is also substantially complete.

     REMEDIATION - design and execution of a remediation plan, followed by testing for adherence to the design. GMAC has substantially completed the remediation of its critical systems. Unimportant systems have been, and will continue to be, removed from our Year 2000 inventory and will not be remediated. This phase is also substantially complete. In the normal course of its business plans, GMAC is also incrementally implementing enterprise software and other common applications that will replace and thereby eliminate the need to remediate certain existing systems. Implementation of this software continued throughout 1998 and the first quarter of 1999, with a few sites not scheduled to be complete until the second quarter of 1999.

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

     READINESS TESTING - planning for and testing of integrated systems in a Year 2000 ready environment, including ongoing auditing and follow-up. Readiness testing is largely completed, with a few exceptions.

     CONTINGENCY PLANNING - development and execution of plans that focus on specific areas of significant concern and concentrate resources to address them. GMAC currently believes that the most reasonably likely worst case scenario is that there will be some localized disruptions of systems that will affect individual business processes, facilities or service and technology providers for a short time rather than systematic or long-term problems affecting our business operations as a whole. GMAC contingency planning continues to identify systems or other aspects of its business that it believes would be most likely to experience Year 2000 problems. GMAC contingency planning is also addressing those business operations in which a localized disruption could have the potential for causing a wider problem by interrupting the flow of data or services to other operations. Because there is an uncertainty as to which activities may be affected, and the exact nature of the problems which may arise, contingency planning focuses on minimizing the scope and duration of any disruption by having sufficient personnel and other resources in place to permit a flexible, real-time response to specific problems as they may arise at individual locations around the world. Some of the actions that are being planned include the establishment of Year 2000 Command Centers and development of detailed manual procedures. GMAC is leveraging off its existing Disaster Recovery and Business Resumption Plans and Processes, while expanding its scope to encompass Year 2000 concerns. The target for completion of these plans is the first half of 1999, with subsequent testing and refinement.

GMAC's communication with its service and technology providers is a focused element of the assessment phase described above. GMAC is a leading participant in the Financial Services Sub-Group of the Automotive Industry Action Group
(AIAG), an automotive industry trade association, which has distributed Year 2000 compliance questionnaires to many critical financial service providers that supply GMAC with services throughout the world. Responses to these questionnaires have been received from approximately ninety percent of the North American providers and approximately three-quarters of the international providers to which they were sent. In addition, GMAC has initiated its own contact and review of these providers and other non-financial service providers considered to be critical to GMAC's operations, including follow-up to the AIAG questionnaire. GMAC has also initiated contact with the landlords or property managers of its facilities throughout the world, to assess the ongoing functionality of the space it rents from others. Responses have been received from more than 90% of the contacts.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 (CONCLUDED)

The cost of GMAC's Year 2000 program is being expensed as incurred with the exception of capitalizable replacement hardware. Total incremental spending by GMAC is not expected to be material to the Company's operations, liquidity or capital resources. GMAC incurred approximately $35 million of Year 2000 expense through 1998 and an additional $5 million during the first quarter of 1999. GMAC expects its total Year 2000 expense to be approximately $75 million, with peak spending occurring in late 1998 and the first half of 1999. This total spending also includes an additional payment to EDS of approximately $12 million (part of GM's overall additional payment to EDS of approximately $75 million) at the end of the first quarter of 2000 if systems remediated by EDS under its Master Service Agreement with GM are capable of continued operation before, on and after January 1, 2000 without causing a significant business disruption that results in a material financial loss to GM due to the millennium change.

The estimated value of the services EDS is required to provide to GMAC under the Master Service Agreement with GM that are included in normal fixed price services and other ongoing payments to EDS that are attributable to work being performed in connection with GMAC's Year 2000 program is approximately $13 million, (net of the aforementioned potential $12 million payment at the end of the first quarter of 2000). This $13 million does not represent incremental spending to GMAC. GMAC's Year 2000 program costs do not include information technology projects that have been delayed due to Year 2000, which are estimated to be $15-20 million, or information technology projects that have been accelerated due to Year 2000, which are estimated to be less than $5 million.

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

EURO CONVERSION (CONCLUDED)

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


ACCOUNTING STANDARDS

In  October  1998,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial Accounting Standards (SFAS) No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, effective for the first fiscal quarter beginning after December 15, 1998. The new standard requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security or other retained interests based on its ability and intent to sell or hold those investments. The Company adopted this accounting standard in the first quarter of 1999, as required. The effect of adopting this new accounting standard did not have a material impact on the Company's consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the consolidated financial statements of the Company. The Company will adopt this accounting standard on January 1, 2000, as required.

In the first  quarter  of 1998,  the  American  Institute  of  Certified  Public
Accountants' Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on the capitalization of software for internal use. GMAC adopted SOP 98-1 on January 1, 1999, as required. The effect of adopting this SOP was not material to the Company's consolidated financial statements.




                            PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company did not become a party to any material pending legal proceedings during the first quarter ended March 31, 1999, or prior to the filing of this report.

ITEM 5. OTHER INFORMATION

                        RATIO OF EARNINGS TO FIXED CHARGES

                                Three Months Ended
                                      March 31,
                             ----------------------------

                                 1999           1998
                                 ----           ----
                                 1.42           1.37

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)        EXHIBITS

              20 General Motors Acceptance Corporation and Subsidiaries Consolidated Financial Statements for the Three Months Ended March 31, 1999.

(b)        REPORTS ON FORM 8-K.

           The Company filed two reports on Form 8-K, dated January 21, 1999 and April 22, 1999, reporting matters under Item 5, Other Events.

           The Company also filed a report on Form 8-K dated April 15, 1999 reporting the following information:

           GMAC announced on April 12, 1999 that John D. Finnegan was elected chairman of GMAC while continuing as its president. He reports to John F. Smith, Jr., GM chairman and chief executive officer. J. Michael Losh remains a director of GMAC.


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


                                           GENERAL MOTORS ACCEPTANCE CORPORATION
                                           -------------------------------------
                                                        (Registrant)


                                               S/  WILLIAM F. MUIR
Dated:        MAY 6, 1999                      William F. Muir, Executive Vice
              -----------
                                               President and Principal Financial
                                               Officer

                                               S/  GERALD E. GROSS
Dated:        MAY 6, 1999                      Gerald E. Gross, Comptroller and
              -----------
                                               Principal Accounting Officer



                                                                                                     Exhibit 20
                                                                                                     Page 1 of 7


                           GENERAL MOTORS ACCEPTANCE CORPORATION
                                CONSOLIDATED BALANCE SHEET

                                                                       March 31,       Dec. 31,        March 31,
                                                                         1999            1998            1998
                                                                     --------------  --------------  --------------
ASSETS
Cash and cash equivalents                                            $       850.2   $       618.1   $        845.8
                                                                     --------------  --------------  --------------

EARNING ASSETS
Investments in securities                                                  8,520.3         8,681.9          7,701.9
Finance receivables, net (Note 1)                                         74,518.4        71,101.2         63,170.4
Investment in operating leases, net                                       27,716.4        27,925.8         26,307.9
Notes receivable from General Motors Corporation                           2,589.9         2,270.5          2,077.1
Real estate mortgages - held for sale                                      4,996.0         7,969.7          4,903.2
                      - held for investment                                1,399.9         1,296.7            675.6
                      - lending receivables                                1,423.1         2,063.6          2,196.1
Due and deferred from receivable sales, net                                  (12.2)          111.5            258.6
Other                                                                      3,546.6         3,683.7          1,803.3
                                                                     --------------  --------------  --------------
   Total earning assets                                                  124,698.4       125,104.6        109,094.1
                                                                     --------------  --------------  --------------

Nonearning assets                                                          6,099.3         5,694.8          4,760.2
                                                                     ==============  ==============  ==============
TOTAL ASSETS                                                            $131,647.9      $131,417.5       $114,700.1
                                                                     ==============  ==============  ==============

LIABILITIES AND STOCKHOLDER'S EQUITY
Notes, loans and debentures payable within one year (Note 2)           $  56,986.4     $  60,816.7      $  52,092.7
                                                                     --------------  --------------  --------------

ACCOUNTS PAYABLE AND OTHER LIABILITIES
General Motors Corporation and affiliated companies                        1,243.7           929.6          2,017.9
Interest                                                                   1,497.2         1,264.2          1,358.4
Insurance losses and loss expenses                                         2,037.1         2,062.7          2,085.2
Unearned insurance premiums                                                1,903.1         1,855.6          1,836.3
Deferred income taxes                                                      3,019.4         2,842.9          2,597.7
United States and foreign income and other taxes payable                     480.8           570.7            377.8
Other postretirement benefits                                                693.1           685.3            669.3
Other                                                                      5,433.8         5,241.7          4,620.7
                                                                     --------------  --------------  --------------
   Total accounts payable and other liabilities                           16,308.2        15,452.7         15,563.3
                                                                     --------------  --------------  --------------

Notes, loans and debentures payable after one year (Note 3)               48,339.4        45,356.5         37,981.2
                                                                     --------------  --------------  --------------

Common stock, $.10 par value (authorized 10,000 shares,
 outstanding 10 shares) and paid-in capital                                2,200.0         2,200.0          2,200.0
Net income retained for use in the business                                7,668.9         7,351.6          6,600.6
Net unrealized gains on securities                                           328.6           381.5            421.9
Unrealized accumulated foreign currency translation adjustment              (183.6)         (141.5)          (159.6)
                                                                     --------------  --------------  --------------
   Accumulated other comprehensive income                                    145.0           240.0            262.3
                                                                     --------------  --------------  --------------
   Total stockholder's equity                                             10,013.9         9,791.6          9,062.9
                                                                     --------------  --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                              $131,647.9      $131,417.5       $114,700.1
                                                                     ==============  ==============  ==============


Certain   amounts  for  1998  have  been   reclassified  to  conform  with  1999
classifications.

Reference should be made to the Notes to Consolidated Financial Statements.


                                                                                                     Exhibit 20
                                                                                                     Page 2 of 7


                           GENERAL MOTORS ACCEPTANCE CORPORATION
                             CONSOLIDATED STATEMENT OF INCOME,
                      NET INCOME RETAINED FOR USE IN THE BUSINESS AND
                                   COMPREHENSIVE INCOME



                                                                              Three Months Ended
                                                                                  March 31,
                                                                      -----------------------------------
                                                                           1999               1998
                                                                      ----------------   ----------------
                                                                           (in millions of dollars)

FINANCING REVENUE
Retail and lease financing                                                $ 1,005.9         $    902.0
Operating leases                                                            1,795.5            1,784.7
Wholesale and term loans                                                      475.7              420.1
                                                                      ----------------   ----------------
   Total automotive financing revenue                                       3,277.1            3,106.8
Interest and discount                                                       1,512.9            1,384.5
Depreciation on operating leases                                            1,188.5            1,178.3
                                                                      ----------------   ----------------
   Net automotive financing revenue                                           575.7              544.0
Insurance premiums earned                                                     446.6              471.0
Mortgage revenue                                                              728.2              417.4
Other income                                                                  374.1              330.8
                                                                      ----------------   ----------------
   Net financing revenue and other                                          2,124.6            1,763.2
                                                                      ----------------   ----------------

EXPENSES
Salaries and benefits                                                         395.7              289.9
Other operating expenses                                                      621.2              498.3
Insurance losses and loss adjustment expenses                                 347.2              353.0
Provision for credit losses                                                   119.3              107.2
                                                                      ----------------   ----------------
   Total expenses                                                           1,483.4            1,248.4
                                                                      ----------------   ----------------

Income before income taxes                                                    641.2              514.8
United States, foreign and other income taxes                                 248.9              165.5
                                                                      ----------------   ----------------
NET INCOME                                                                    392.3              349.3

Net income retained for use in the business
 at beginning of the period                                                 7,351.6            6,326.3
                                                                      ----------------   ----------------
Total                                                                       7,743.9            6,675.6
Cash dividends                                                                 75.0               75.0
                                                                      ----------------   ----------------
NET INCOME RETAINED FOR USE IN THE BUSINESS
   AT END OF THE PERIOD                                                   $ 7,668.9         $  6,600.6
                                                                      ================   ================

TOTAL COMPREHENSIVE INCOME                                               $    297.3        $     381.8
                                                                      ================   ================


Certain   amounts  for  1998  have  been   reclassified  to  conform  with  1999
classifications.

Reference should be made to the Notes to Consolidated Financial Statements.



                                                                                                     Exhibit 20
                                                                                                     Page 3 of 7

                           GENERAL MOTORS ACCEPTANCE CORPORATION
                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                          --------------------------------
                                                                               1999             1998
                                                                          ---------------  ---------------
                                                                              (in millions of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $       392.3     $      349.3
Depreciation                                                                    1,215.3          1,195.7
Provision for credit losses                                                       119.3            107.2
Gains on sales of finance receivables                                             (54.9)             -
Gains on sales of available for sale investment securities                        (49.9)           (49.9)
Mortgage loans     - originations/purchases                                   (13,718.3)       (11,542.2)
                   - proceeds on sale                                          16,692.0         11,758.5
Mortgage related securities held for trading
                   - acquisitions                                                (448.5)          (529.9)
                   - liquidations                                                 808.8            342.0
Changes in the following items:
  Due to General Motors Corporation and affiliated companies                      345.1            798.4
  Taxes payable and deferred                                                      123.9            107.6
  Interest payable                                                                234.2            256.3
  Other assets                                                                   (224.7)          (233.6)
  Other liabilities                                                                27.3            171.8
Other                                                                             132.7             55.0
                                                                          ---------------  ---------------
  Net cash provided by operating activities                                     5,594.6          2,786.2
                                                                          ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
Finance receivables           - acquisitions                              $   (42,869.5)     $ (41,799.5)
                              - liquidations                                   31,818.6         32,555.6
Notes receivable from General Motors Corporation                                 (305.7)        (1,525.4)
Operating leases              - acquisitions                                   (3,433.0)        (3,713.0)
                              - liquidations                                    2,279.2          2,096.6
Investments in available for sale securities:
                              - acquisitions                                   (5,317.4)        (3,200.2)
                              - maturities                                      4,431.0          3,138.4
                              - proceeds from sales                               769.8            517.7
Investments in held to maturity securities:
                              - acquisitions                                      (93.8)             -
                              - maturities                                          -                -
Mortgage servicing rights     - acquisitions                                     (326.8)          (153.4)
                              - liquidations                                        -               28.5
Proceeds from sales of receivables    - wholesale                               4,887.3          5,143.4
                                      - retail                                  2,487.7              -
Due and deferred from receivable sales                                            111.4            431.9
Other                                                                             591.9            131.1
                                                                          ---------------  ---------------
  Net cash used in investing activities                                        (4,969.3)        (6,348.3)
                                                                          ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                        7,559.0          5,515.2
Principal payments on long-term debt                                           (3,659.7)        (3,507.9)
Change in short-term debt, net                                                 (4,217.9)         1,188.9
Notes payable to General Motors Corporation                                         -              525.0
Dividends paid                                                                    (75.0)           (75.0)
                                                                          ---------------  ---------------
  Net cash (used)/provided by financing activities                               (393.6)         3,646.2
                                                                          ---------------  ---------------

Effect of exchange rate changes on cash and cash equivalents                        0.4              2.5
                                                                          ---------------  ---------------

  Net increase in cash and cash equivalents                                       232.1             86.6
Cash and cash equivalents at the beginning of the period                          618.1            759.2
                                                                          ===============  ===============
Cash and cash equivalents at the end of the period                        $       850.2     $      845.8
                                                                          ===============  ===============
SUPPLEMENTARY CASH FLOWS INFORMATION
  Interest paid                                                            $    1,241.6      $   1,106.4
  Income taxes paid                                                                38.7            105.4


Certain amounts for 1998 have been reclassified to conform with 1999 classifications.

Reference should be made to the Notes to Consolidated Financial Statements.



                                                                                                     Exhibit 20
                                                                                                     Page 4 of 7

                           GENERAL MOTORS ACCEPTANCE CORPORATION
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  FINANCE RECEIVABLES

The composition of finance receivables outstanding is summarized as follows:

                                               March 31,            Dec. 31,            March 31,
                                                 1999                 1998                1998
                                           ------------------   ------------------  ------------------
                                                             (in millions of dollars)
United States
  Retail                                       $ 32,563.5            $ 33,320.9          $ 28,440.7
  Wholesale                                      20,561.6              17,721.7            17,054.5
  Leasing and lease financing                       646.8                 631.8               658.4
  Other                                           5,841.2               4,990.4             3,451.6
                                           ------------------   ------------------  ------------------
Total United States                              59,613.1              56,664.8            49,605.2
                                           ------------------   ------------------  ------------------

Europe
  Retail                                          5,073.2               5,282.0             4,967.9
  Wholesale                                       4,253.5               4,422.5             3,130.4
  Leasing and lease financing                       448.9                 483.3               456.9
  Other                                             443.8                 473.6               318.3
                                           ------------------   ------------------  ------------------
Total Europe                                     10,219.4              10,661.4             8,873.5
                                           ------------------   ------------------  ------------------

Canada
  Retail                                          1,862.5               1,747.2             1,462.8
  Wholesale                                       2,725.4               1,935.7             2,965.1
  Leasing and lease financing                       795.9                 806.0               944.8
  Other                                             100.0                 119.1                65.1
                                           ------------------   ------------------  ------------------
Total Canada                                      5,483.8               4,608.0             5,437.8
                                           ------------------   ------------------  ------------------

Other Countries
  Retail                                          2,409.1               2,308.2             2,138.5
  Wholesale                                         927.9               1,017.7             1,063.9
  Leasing and lease financing                       629.3                 583.3               535.6
  Other                                             205.6                 258.2               129.6
                                           ------------------   ------------------  ------------------
Total Other Countries                             4,171.9               4,167.4             3,867.6
                                           ------------------   ------------------  ------------------

Total finance receivables                        79,488.2              76,101.6            67,784.1

Deductions
  Unearned income                                 3,940.3               3,979.8             3,689.2
  Allowance for credit losses                     1,029.5               1,020.6               924.5
                                           ------------------   ------------------  ------------------
Total deductions                                  4,969.8               5,000.4             4,613.7
                                           ------------------   ------------------  ------------------
Finance receivables, net                       $ 74,518.4            $ 71,101.2          $ 63,170.4
                                           ==================   ==================  ==================





                                                                                                     Exhibit 20
                                                                                                     Page 5 of 7

                           GENERAL MOTORS ACCEPTANCE CORPORATION
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE YEAR

                                                March 31,           Dec. 31,            March 31,
                                                  1999                1998                 1998
                                            ------------------  ------------------   -----------------
                                                            (in millions of dollars)

Short-term notes
 Commercial paper                                $ 27,300.4           $ 32,138.8          $ 28,703.5
 Master notes                                         557.3                652.2               256.6
 Demand notes                                       6,688.5              6,445.5             4,854.2
 Other                                              1,266.6              1,437.2               780.3
                                            ------------------  ------------------   -----------------
Total principal amount                             35,812.8             40,673.7            34,594.6
Unamortized discount                                 (117.1)              (127.5)             (167.3)
                                            ------------------  ------------------   -----------------
Total                                              35,695.7             40,546.2            34,427.3
                                            ------------------  ------------------   -----------------

Bank loans and overdrafts
 United States                                      2,070.1              1,669.9             1,747.7
 Other countries                                    6,448.4              6,543.1             6,010.7
                                            ------------------  ------------------   -----------------
Total                                               8,518.5              8,213.0             7,758.4
                                            ------------------  ------------------   -----------------

Other notes, loans and debentures
 payable within one year
 United States                                     11,216.4             10,518.6             8,626.9
 Other countries                                    1,555.8              1,538.9             1,280.1
                                            ------------------  ------------------   -----------------
Total                                              12,772.2             12,057.5             9,907.0
                                            ------------------  ------------------   -----------------

Total payable within one year                    $ 56,986.4           $ 60,816.7          $ 52,092.7
                                            ==================  ==================   =================





                                                                                                     Exhibit 20
                                                                                                     Page 6 of 7

                           GENERAL MOTORS ACCEPTANCE CORPORATION
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3.  NOTES, LOANS AND DEBENTURES PAYABLE AFTER ONE YEAR

                                           Weighted average
                                            interest rates at         March 31,         Dec. 31,         March 31,
                                              March 31, 1999            1999              1998             1998
                                         ------------------------- ----------------  ---------------- ----------------
                                                                                (in millions of dollars)

United States
 1999                                                                $       -         $       -         $   5,656.3
 2000                                              6.1%                  7,000.7          10,195.4           5,630.4
 2001                                              6.0%                  9,297.3           7,795.8           5,262.4
 2002                                              5.9%                  8,491.7           7,039.2           6,620.9
 2003                                              5.6%                  7,281.3           6,929.3           3,884.6
 2004                                              5.6%                  1,023.6             997.2             413.8
 2005 - 2009                                       5.8%                  4,784.0           2,673.9           2,497.3
 2010 - 2014                                       8.9%                  1,945.0           1,600.0           1,203.5
 2015 - 2019                                      10.3%                    373.8             373.8             373.8
 2020 - 2049                                       4.6%                     75.0              75.0              75.0
                                                                   ----------------  ---------------- ----------------
Total United States                                                     40,272.4          37,679.6          31,618.0

Other countries
 1999 - 2008                                       5.7%                  8,726.6           8,347.6           7,058.3
                                                                   ----------------  ---------------- ----------------

Total notes, loans and debentures                                       48,999.0          46,027.2          38,676.3
Unamortized discount                                                      (659.6)           (670.7)           (695.1)
                                                                   ----------------  ---------------- ----------------
Total notes, loans and debentures
 payable after one year                                               $ 48,339.4        $ 45,356.5        $ 37,981.2
                                                                   ================  ================ ================



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

Financial results for GMAC's operating segments for the three months ended March
31, 1999 and 1998 are summarized below:

                                                                                  Eliminations/
                         GMAC-NAO        GMAC-IO        GMACI        GMACMG     Reclassifications      Total
                       -------------- -------------- ------------ ------------- ------------------ ---------------
MARCH 31, 1999
Net automotive
 financing revenue           $ 336.4       $ 220.6     $     0.0     $     0.0         $   18.7       $    575.7

Other revenue                  419.5          11.2         583.2         558.0            (23.0)         1,548.9

Net income                     180.4          49.2          64.9          97.8              0.0            392.3

MARCH 31, 1998
Net automotive
 financing revenue           $ 359.8       $ 203.0     $     0.0     $     0.0          $ (18.8)      $    544.0

Other revenue                  329.5           6.9         613.7         253.1             16.0          1,219.2

Net income                     190.2          56.4          79.7          23.0              0.0            349.3

