Form 10-Q/A
period 1999-03-31
GENERAL MOTORS ACCEPTANCE CORP
filed 1999-05-10
CIK 40729

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


                                           GENERAL MOTORS ACCEPTANCE CORPORATION
                                           -------------------------------------
                                                        (Registrant)


                                               S/  WILLIAM F. MUIR
Dated:        MAY 6, 1999                      William F. Muir, Executive Vice
              -----------
                                               President and Principal Financial
                                               Officer

                                               S/  GERALD E. GROSS
Dated:        MAY 6, 1999                      Gerald E. Gross, Comptroller and
              -----------
                                               Principal Accounting Officer



                                                                                                     Exhibit 20
                                                                                                     Page 1 of 7


                           GENERAL MOTORS ACCEPTANCE CORPORATION
                                CONSOLIDATED BALANCE SHEET

                                                                       March 31,       Dec. 31,        March 31,
                                                                         1999            1998            1998
                                                                     --------------  --------------  --------------
                                                                                (in millions of dollars)
ASSETS
Cash and cash equivalents                                            $       850.2   $       618.1   $        845.8
                                                                     --------------  --------------  --------------

EARNING ASSETS
Investments in securities                                                  8,520.3         8,681.9          7,701.9
Finance receivables, net (Note 1)                                         74,518.4        71,101.2         63,170.4
Investment in operating leases, net                                       27,716.4        27,925.8         26,307.9
Notes receivable from General Motors Corporation                           2,589.9         2,270.5          2,077.1
Real estate mortgages - held for sale                                      4,996.0         7,969.7          4,903.2
                      - held for investment                                1,399.9         1,296.7            675.6
                      - lending receivables                                1,423.1         2,063.6          2,196.1
Due and deferred from receivable sales, net                                  (12.2)          111.5            258.6
Other                                                                      3,546.6         3,683.7          1,803.3
                                                                     --------------  --------------  --------------
   Total earning assets                                                  124,698.4       125,104.6        109,094.1
                                                                     --------------  --------------  --------------

Nonearning assets                                                          6,099.3         5,694.8          4,760.2
                                                                     ==============  ==============  ==============
TOTAL ASSETS                                                            $131,647.9      $131,417.5       $114,700.1
                                                                     ==============  ==============  ==============

LIABILITIES AND STOCKHOLDER'S EQUITY
Notes, loans and debentures payable within one year (Note 2)           $  56,986.4     $  60,816.7      $  52,092.7
                                                                     --------------  --------------  --------------

ACCOUNTS PAYABLE AND OTHER LIABILITIES
General Motors Corporation and affiliated companies                        1,243.7           929.6          2,017.9
Interest                                                                   1,497.2         1,264.2          1,358.4
Insurance losses and loss expenses                                         2,037.1         2,062.7          2,085.2
Unearned insurance premiums                                                1,903.1         1,855.6          1,836.3
Deferred income taxes                                                      3,019.4         2,842.9          2,597.7
United States and foreign income and other taxes payable                     480.8           570.7            377.8
Other postretirement benefits                                                693.1           685.3            669.3
Other                                                                      5,433.8         5,241.7          4,620.7
                                                                     --------------  --------------  --------------
   Total accounts payable and other liabilities                           16,308.2        15,452.7         15,563.3
                                                                     --------------  --------------  --------------

Notes, loans and debentures payable after one year (Note 3)               48,339.4        45,356.5         37,981.2
                                                                     --------------  --------------  --------------

Common stock, $.10 par value (authorized 10,000 shares,
 outstanding 10 shares) and paid-in capital                                2,200.0         2,200.0          2,200.0
Net income retained for use in the business                                7,668.9         7,351.6          6,600.6
Net unrealized gains on securities                                           328.6           381.5            421.9
Unrealized accumulated foreign currency translation adjustment              (183.6)         (141.5)          (159.6)
                                                                     --------------  --------------  --------------
   Accumulated other comprehensive income                                    145.0           240.0            262.3
                                                                     --------------  --------------  --------------
   Total stockholder's equity                                             10,013.9         9,791.6          9,062.9
                                                                     --------------  --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                              $131,647.9      $131,417.5       $114,700.1
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

(in millions of dollars)

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

