Form 10-Q
period 1999-06-30
GENERAL MOTORS ACCEPTANCE CORP
filed 1999-08-10
CIK 40729

DRAFT 08/05/96 3:59 PM                                           GM CONFIDENTIAL
2

VERSION 4A
================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
      1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999, OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
      1934 FOR THE TRANSITION PERIOD FROM            TO


                                      Commission file number 1-3754


                     GENERAL MOTORS ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                      38-0572512
-----------------------------------                     --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

3044 WEST GRAND BOULEVARD, DETROIT, MICHIGAN                     48202
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  313-556-5000

The registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

As of June 30, 1999, there were outstanding 10 shares of the issuer's common stock.

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


ITEM 1.       FINANCIAL STATEMENTS

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

              1. Consolidated Balance Sheet, June 30, 1999, December 31, 1998 and June 30, 1998.

              2. Consolidated Statement of Income, Net Income Retained for Use in the Business and Comprehensive Income for the Second Quarter and Six Months Ended June 30, 1999 and 1998.

              3. Consolidated Statement of Cash Flows for the Six Months Ended June 30, 1999 and 1998.

              4.      Notes to Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS

Consolidated net income for the second quarter and first six months of 1999 increased by 7% and 10% when compared to the same periods during 1998.


(in millions of dollars, after tax)                                  Period Ended June 30,
                                                      -----------------------------------------------------
                                                           Second Quarter                  Six Months
                                                      --------------------------   ------------------------
                                                      1999          1998           1999          1998
                                                      ------------  ------------   ------------  ----------
Automotive financing operations                       $274.5        $288.0         $504.1        $534.6
Insurance operations *                                  50.2          53.9          115.1         133.6
Mortgage operations**                                   66.4          22.8          164.2          45.8
                                                  ============  ============   ============  ============
Consolidated net income                               $391.1        $364.7         $783.4        $714.0
                                                  ============  ============   ============  ============

*  GMAC Insurance Holdings, Inc. (GMACI)
** GMAC Mortgage Group, Inc. (GMACMG)

Net income from automotive financing operations declined 5% during the second quarter of 1999, compared to the same period in 1998. The reduction in earnings was primarily a result of a significantly lower effective income tax rate for the same period in 1998.

Earnings from insurance operations decreased by 7% during the second quarter of 1999, compared to the same period during 1998. Earnings were lower primarily due to lower underwriting results in the current quarter, partially offset by higher capital gains.

Net income from mortgage operations during the second quarter of 1999 was $43.6 million higher than the second quarter of 1998. The increase was primarily attributable to improved liquidity in the capital markets coupled with unusually low earnings in the second quarter of 1998, which were negatively impacted by accelerated prepayment experience on mortgage assets.

UNITED STATES NEW PASSENGER CAR AND TRUCK DELIVERIES

U.S. deliveries of new General Motors (GM) vehicles during the second quarter of 1999 were unchanged compared to the second quarter of 1998, while the first six months of 1999 were slightly higher than the comparable period in 1998. The decline in financing penetration was primarily the result of competitive market conditions.

                                                                                    Period Ended June 30,
                                                                     ----------------------------------------------------
                                                                        Second Quarter               Six Months
                                                                     -------------------------   ------------------------
                                                                        1999          1998          1999         1998
                                                                     ------------  -----------   -----------  -----------
                                                                                   (in millions of units)

Industry                                                                 4.8           4.5           8.8          8.2
General Motors                                                           1.4           1.4           2.6          2.5

New GM vehicle deliveries financed by GMAC
  Retail (installment sale contracts and operating leases)              41.6%         44.3%         41.0%        43.9%
  Fleet transactions (lease financing)                                   1.4%          2.5%          1.7%         2.2%
Total                                                                   33.1%         36.5%         32.4%        35.7%


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCING VOLUME

The number of new vehicle deliveries financed for GM and other dealers are summarized below:

                                                         Period Ended June 30,
                                             ------------------------------------------
                                               Second Quarter            Six Months
                                             --------------------   --------------------
                                                 1999      1998       1999       1998
                                             ---------  ---------   ---------  ---------
                                                        (in thousands of units)
UNITED STATES
  Retail installment sale contracts              241        316        466       549
  Operating leases                               221        204        376       346
  Leasing                                          7          7         15        13
                                             =========  =========  =========  =========
New deliveries financed                          469        527        857       908
                                             =========  =========  =========  =========

OTHER COUNTRIES
  Retail installment sale contracts              110         91        210       199
  Operating leases                                90         98        151       154
  Leasing                                         19         18         33        38
                                             =========  =========  =========  =========
New deliveries financed                          219        207        394       391
                                             =========  =========  =========  =========

WORLDWIDE
  Retail installment sale contracts              351        407        676       748
  Operating leases                               311        302        527       500
  Leasing                                         26         25         48        51
                                             =========  =========  =========  =========
New deliveries financed                          688        734      1,251     1,299
                                             =========  =========  =========  =========

The number of new vehicles financed in the U.S. during the second quarter and first six months of 1999 declined from the respective 1998 periods, primarily as a result of a reduction in retail rate incentive programs sponsored by GM during 1999.

GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided for 860,000 and 1,728,000 new GM vehicles during the second quarter and first six months of 1999, respectively, compared with 643,000 and 1,367,000 new GM vehicles during the respective periods in 1998. The primary cause of the increase in new GM vehicles financed is work stoppages at two GM component plants in June of last year that halted production of wholesale units at 26 of 29 assembly plants in North America. GMAC's wholesale financing represented 65.0% of all GM U.S. vehicle sales to dealers during the first six months of 1999, up from 63.1% for the comparable period a year ago. The increase in wholesale penetration levels was a result of competitive pricing strategies by the Company.

INCOME AND EXPENSES

Automotive financing revenue totaled $3,361.2 million and $6,638.3 million in the second quarter and first six months of 1999, respectively, compared to $3,204.7 million and $6,311.5 million for the same periods in 1998. The increase was mainly due to higher average retail and other loan receivable balances which resulted from continued retail financing incentives sponsored by GM.
Additionally, increased wholesale revenues resulting from higher average wholesale balances contributed to the change. The increased wholesale balances were primarily attributable to the 1998 work stoppages previously mentioned.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company's worldwide cost of borrowing for the second quarter and first six months of 1999 averaged 5.53% and 5.52%, respectively, a decrease of 51 and 55 basis points from the comparable periods of a year ago. Total borrowing costs for U.S. operations averaged 5.45% for both the second quarter and first six months of 1999, compared to 5.96% and 6.03% for the respective periods in 1998. The lower average borrowing costs for the first six months of 1999 are largely a result of lower interest rates.

Insurance premiums earned, mortgage revenue and other income totaled $1,537.9 million and $3,086.8 million for the second quarter and six months ended June 30, 1999, respectively, compared to $1,317.2 million and $2,536.4 million during the comparable 1998 periods. The increase in 1999 over 1998 was primarily the result of substantial increases in mortgage servicing and processing fees. These increases were slightly offset by a reduction in insurance premiums earned due to a decline in personal line coverages.

Consolidated salaries and other operating expenses totaled $1,111.3 million and $2,128.2 million for the second quarter and first six months of 1999, respectively, compared to $869.5 million and $1,672.1 million for the comparable periods last year. The increase was mainly attributable to continued growth and acquisitions at GMACMG.

Annualized net retail losses were 0.51% and 0.61% of total average serviced automotive receivables during the second quarter and first six months of 1999, respectively, compared to 0.73% and 0.88% for the same periods last year. The provision for credit losses totaled $229.7 million and $228.7 million for the six month periods ended June 30, 1999 and 1998, respectively. Although comparable period loss rates declined, the higher loss provision reflects an increase in retail receivables during the first six months of 1999 and favorable wholesale loss provision adjustments during the first quarter of 1998.

The effective income tax rate for the first six months of 1999 was 38.8%, compared to 31.6% and 31.5% for the periods ended December 31, 1998 and June 30, 1998, respectively. The increase in the effective tax rate can be attributed to a significantly lower effective tax rate for the first six months of 1998 due to a decrease in U.S. and foreign taxes assessed on foreign source income.

INSURANCE OPERATIONS

Net premiums earned by GMACI and its subsidiaries totaled $442.2 million and $888.8 million for the second quarter and six months ended June 30, 1999, respectively, compared to $479.8 million and $950.8 million for the same periods during 1998. The decrease in net premiums earned was primarily a result of a decline in personal line coverages. Personal lines volume for the six months ended June 30, 1999 is lower compared to the same period in 1998 due to competitive pressures in non-standard automobile insurance which reduced new business volume in the second half of 1998. This adversely impacted both new business and the renewal base during the first six months of 1999.

Pre-tax capital gains and investment and other income at GMACI totaled $148.7 million and $289.0 million for the second quarter and first six months of 1999, compared to $123.2 million and $270.9 million for same periods in 1998. Insurance losses and loss adjustment expenses totaled $338.1 million and $685.3 million during the second quarter and first six months of 1999, compared to $387.6 million and $726.2 million for the same periods in 1998. The decline in the first six months of 1999 when compared to the same period in 1998 is the result of lower commercial auto catastrophe claims.

Net income was $50.2 million and $115.1 million for the second quarter and six months ended June 30, 1999, respectively, compared to $53.9 million and $133.6 million for the same periods in 1998. Earnings were reduced by lower underwriting results due to a decrease in personal line coverages, partially offset by higher capital gains.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

MORTGAGE OPERATIONS

During the second quarter and first six months of 1999, GMACMG loan origination, mortgage servicing acquisitions and correspondent loan volume totaled $30.3 billion and $48.1 billion, respectively, compared to $45.8 billion and $62.5 billion for the same periods in 1998. Included in 1998 volume is $33.5 billion of servicing acquisitions related to the Wells Fargo transaction, which closed on June 1, 1998. As a result of significant mortgage servicing portfolio acquisitions and continued growth, the combined GMACMG servicing portfolio, excluding GMAC term loans to dealers, totaled $255.3 billion at June 30, 1999, compared with $245.0 billion and $187.3 billion serviced at December 31 and June 30, 1998, respectively.

Net income was $66.4 million and $164.2 million for the second quarter and six months ended June 30, 1999, respectively, compared to $22.8 million and $45.8 million for the same periods in 1998. The increase in net income is primarily attributable to an unusually strong first quarter, where one time gains were realized from the sales of certain assets that were acquired in the fourth quarter of 1998 when the capital markets were less liquid. In addition, earnings in the second quarter of 1998 were negatively impacted by accelerated prepayment on mortgage assets.

In April 1999, GMACMG acquired DiTech Funding Corporation, a nationwide direct lender headquartered in Irvine, California. DiTech has improved GMACMG's loan replenishment of its servicing portfolio, and further diversified existing origination channels, including the Internet.

FINANCIAL CONDITION AND LIQUIDITY

At June 30, 1999, the Company owned assets and serviced automotive receivables totaling $146.7 billion, $8.0 billion above year-end 1998, and $21.9 billion above June 30, 1998. The higher balance compared to second quarter of last year is primarily attributable to increases in serviced wholesale, retail, and term loan receivables as well as continued growth in mortgage- related assets.

Earning assets totaled $127.1 billion at June 30, 1999, compared to $125.1 billion and $108.1 billion at December 31 and June 30, 1998, respectively.

Finance receivables serviced by the Company, including sold receivables, totaled $87.3 billion at June 30, 1999, $7.4 billion above December 31, 1998 levels and $14.8 billion above June 30, 1998 levels. The change from December 31, 1998 can be attributed to a $3.5 billion increase in serviced retail receivables, and a $2.3 billion increase in serviced wholesale receivables. Additionally, on-balance sheet term loans increased by $2.0 billion. The year-to-year increase was a result of a $6.9 billion increase in serviced wholesale receivables, and a $5.0 billion increase in serviced retail receivables. In addition, other finance receivables increased by $3.3 billion. The increase in retail receivable balances over December 31 and June 30, 1998 was due to continued retail financing incentives sponsored by GM. The increase in wholesale receivable balances over December 31 and June 30, 1998 was a result of the 1998 work stoppages previously mentioned and higher penetration.

Consolidated operating lease assets, net of depreciation, totaled $28.4 billion at June 30, 1999, reflecting an increase of $0.5 billion over December 31,1998 and an increase of $0.7 billion over June 30, 1998. The growth from year-end 1998 is primarily attributable to continued GM sponsored lease incentive programs in the U.S. and Canada.

Investments in securities at June 30, 1999 totaled $8.4 billion, compared with $8.7 billion and $7.9 billion at December 31 and June 30, 1998, respectively. The increase in June 1999 over June 1998 is principally the result of continued growth at GMACMG.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company's due and deferred from receivable sales (net) totaled $110.1 million at June 30, 1999, compared with $111.5 million and $240.0 million at December 31 and June 30, 1998, respectively. The year-to-year decline was the result of a scheduled wind down of a revolving wholesale trust.

As of June 30, 1999, GMAC's total borrowings were $109.1 billion, compared with $106.2 billion and $89.6 billion at December 31, 1998 and June 30, 1998, respectively. The higher borrowings were used to fund increased earning asset levels. GMAC's ratio of consolidated debt to total stockholder's equity at June 30, 1999 was 10.5:1, compared to 10.8:1 at December 31, 1998 and 9.6:1 at June 30, 1998.

The Company and its subsidiaries maintain substantial bank lines of credit which totaled $45.6 billion at June 30, 1999, compared to $42.9 billion at year-end 1998 and $40.7 billion at June 30, 1998. The unused portion of these credit lines totaled $35.8 billion at June 30, 1999, $2.6 billion and $3.9 billion higher than December 31 and June 30, 1998, respectively. Included in the unused credit lines is a syndicated multi-currency global credit facility for use by GMAC U.S., GMAC International Finance B.V. and GMAC (UK) plc of $14.7 billion at June 30, 1999, compared to syndicated revolving credit facilities of $11.2 billion at December 31, 1998 and June 30, 1998 for these entities. The syndicated credit facilities serve primarily as back-up for GMAC's unsecured commercial paper programs. Also included in the unused credit lines is a $12.0 billion U.S. asset-backed commercial paper liquidity and receivables facility for New Center Asset Trust (NCAT), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

In June 1999, GMAC modified its existing syndicated revolving credit facilities to combine the GMAC U.S. and certain European facilities into one syndicated multi-currency global facility. Modified terms consisted of five years on one-half of the facility, with a 364-day term (including a provision that allows GMAC to draw down a one year term loan on the termination date) on the remaining facility. Additionally, there is a leverage covenant restricting the ratio of consolidated debt to total stockholder's equity to no greater than 11.0:1, under certain conditions.

As discussed in the Company's 1998 Annual Report on Form 10-K, the Company utilizes a variety of interest rate and currency derivative instruments in managing its interest rate and foreign exchange exposures. The notional amount of derivatives decreased from $107.7 billion at December 31, 1998 to $95.2 billion at June 30, 1999. The change is primarily attributable to a decrease in financial instruments associated with mortgage servicing.

ACQUISITIONS AND MERGERS

On March 8, 1999, the Company announced it acquired a majority interest in On:Line Finance Holdings and its subsidiaries. The acquisition will expand GMAC's range of finance products available through dealers to automotive customers. On:Line Finance is one of the largest independent retail used car finance providers in the United Kingdom.

On June 8, 1999, the Company announced an agreement to acquire the asset-based lending and factoring business of The Bank of New York (BNY) for approximately $1.8 billion. The purchase of BNY Financial Corporation (BNYFC) will enable GMAC to expand its existing asset-based lending internationally and enter the factoring business in a substantial way. BNYFC is one of the leading asset-based lending and factoring operations in North America and the United Kingdom. The transaction was completed on July 22, 1999. The name of the new GMAC subsidiary is GMAC Commercial Credit LLC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ACQUISITIONS AND MERGERS (CONTINUED)

On June 11, 1999, the Company announced it has agreed to terms for the purchase of Arriva Automotive Solutions Limited (AAS), a leading contract leasing provider in the United Kingdom. The transaction, including debt refinancing, is valued at (pound)483.5 million (approximately $774.7 million at the June 30, 1999 exchange rate), and was completed on July 30, 1999.

YEAR 2000

Many computerized systems and microprocessors that are used by GMAC have the potential for operational problems if they lack the ability to handle the transition to the Year 2000. This issue has the potential to cause disruption to the business of GMAC and its customers. In its capacity as a wholly owned subsidiary of GM, GMAC is part of GM's comprehensive worldwide Year 2000 program. As part of that program, GMAC has been identifying and remediating potential Year 2000 problems in its business information systems and other equipment in its operations. GMAC has also been communicating with its service and technology providers, landlords, dealers and other third parties in order to assess and reduce the risk that GMAC's operations could be adversely affected by the failure of these third parties to adequately address the Year 2000 issue.

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

      The Year 2000 program is being implemented in seven phases, some of which are being conducted concurrently:

      INVENTORY -- identification and validation of an inventory of all systems and infrastructure components that could be affected by the Year 2000 issue. The inventory phase commenced in earnest in 1996 and is complete. It has identified approximately 2,000 business information systems/applications.

      ASSESSMENT -- initial testing, code scanning, and technology provider contacts to determine whether remediation was needed and to develop a remediation plan, if applicable. The assessment of business information systems is complete and included a determination that approximately one half of such systems should be regarded as critical based on criteria such as the potential for business disruption. The assessment of infrastructure is also complete.

      REMEDIATION -- design and execution of a remediation plan, followed by testing for adherence to the design. GMAC has substantially completed the remediation of its critical systems, with the few remaining systems expected to be completed during the third quarter of 1999. In the normal course of its business plans, GMAC is also incrementally implementing enterprise software and other common applications that will replace and thereby eliminate the need to remediate certain existing systems. Implementation of this software, which continued throughout 1998 and into 1999, is now complete.

      SYSTEM TESTING -- testing of remediated items to ensure that they function normally after being placed back in their original operating environment. This phase is closely related to the remediation phase and follows essentially the same schedule.

      IMPLEMENTATION -- return of items to normal operation after satisfactory performance in system testing. This phase follows essentially the same schedule as remediation and system testing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      YEAR 2000 (CONTINUED)

      READINESS TESTING -- planning for, and testing of, integrated systems in a Year 2000 ready environment, including ongoing auditing and follow-up. Readiness testing is substantially complete, with a few exceptions scheduled to be completed during the third quarter of 1999. In addition to GMAC readiness testing, a third party Independent Validation and Verification (IV&V) process is being used to examine remediated code to identify potential oversights or errors in select mission-critical systems. While the IV&V process is ongoing, the results to date have validated the success of GMAC's testing program.

      CONTINGENCY PLANNING -- development and execution of plans that focus on specific areas of significant concern and concentration of resources to address them. GMAC currently believes that the most reasonably likely worst case scenario is that there will be some localized disruptions of systems that will affect individual business processes, facilities or service and technology providers for a short time, rather than systematic or long-term problems affecting our business operations as a whole. GMAC contingency planning has identified systems or other aspects of its business that it believes are potentially vulnerable to Year 2000 problems. GMAC contingency planning has also addressed those business operations in which a localized disruption could have the potential for causing a wider problem by interrupting the flow of data or services to other operations. Because there is an uncertainty as to which activities may be affected, and the exact nature of the problems that may arise, contingency planning has focused on minimizing the scope and duration of any disruption by developing comprehensive, detailed plans. These reactive plans permit a flexible real-time response to specific problems as they may arise at individual locations around the world. Some of the actions that are being undertaken include the establishment of Year 2000 Command Centers and development of detailed manual procedures. GMAC built upon its existing Disaster Recovery and Business Resumption Plans and Processes, while expanding its scope to encompass Year 2000 concerns. While these plans are now largely complete, there will be testing and refinement of the plans in the second half of 1999. As noted above, GMAC's contingency planning includes the deployment of a network of Year 2000 Command Centers. The GMAC Corporate Command Center will have redundant systems, allowing for connectivity with other GMAC Command Centers being established around the world as well as with the GM Corporate Command Center. Detailed plans and procedures are currently being developed and will be evaluated during the fourth quarter of 1999. The center will have coverage by appropriate personnel twenty-four hours a day, seven days a week beginning the week of December 27, 1999. Command Center operations will continue as long as conditions warrant.

GMAC's communication with its service and technology providers was a focused element of the assessment phase described above. GMAC is a leading participant in the Financial Services Sub-Group of the Automotive Industry Action Group
(AIAG), an automotive industry trade association, which distributed Year 2000 compliance questionnaires to many critical financial service providers that supply GMAC with services throughout the world. In addition, GMAC initiated its own contact and review of these providers and other non-financial service providers considered to be critical to GMAC's operations, including follow-up to the AIAG questionnaire. GMAC has also initiated contact with the landlords or property managers of its facilities throughout the world, to assess the ongoing functionality of the space it rents from others. Assessments of all these service providers are now largely complete, with appropriate actions being taken as deemed necessary, including the development of reactive contingency plans to minimize business disruption related to these uncertainties.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 (CONTINUED)

GMAC's direct Year 2000 program cost is being expensed as incurred, with the exception of capitalizable replacement hardware. Total incremental spending by GMAC is not expected to be material to the Corporation's operations, liquidity or capital resources.

In addition to the work for which GMAC has direct financial responsibility, EDS is providing Year 2000-related services to GMAC, as required under the Master Service Agreement. These services are being provided by EDS as part of normal fixed price services and other ongoing payments to EDS.

GMAC's current forecast of total direct expenditures, including the value of services performed by EDS attributable to GM's Year 2000 program, approximates $90 million. This amount includes the following:

- An estimated $75 million in direct GMAC expenditures. This estimate includes a $12 million payment from GMAC to EDS (part of GM's overall additional payment to EDS of approximately $62 million) at the end of the first quarter of 2000, if systems remediated by EDS under the Master Service Agreement do not cause a significant business disruption that results in material financial loss to GM due to the millennium change; and,

- An estimated $15 million representing the value of Year 2000 services that EDS is providing to GMAC as part of normal fixed price services and other ongoing payments to EDS under the Sector Service Agreement between GMAC and EDS, as well as the Master Service Agreement between GM and EDS.

Of  the  total   estimated  $75  million  in  direct   expense,   GMAC  incurred
approximately $35 million of Year 2000 expense through 1998, and an additional $10 million during the first half of 1999.

In the normal course of its strategic business plans, GMAC and its subsidiaries may, from time to time, acquire other businesses. Such acquisitions occurred throughout 1998 and 1999. Year 2000 matters are routinely assessed as part of the due diligence review prior to conclusion of the acquisition. Related costs incurred after the acquisition, if any, are the responsibility of GMAC and, as such, are included in the cost estimate data provided above. Year 2000 costs related to these acquisitions were generally considered during the negotiations and, in some instances, reflected in the final purchase price. These costs do not represent a material portion of the total corporate expense. In addition, the previously existing Year 2000 programs of the acquired companies are being incorporated into the GMAC program outlined above, to accelerate the timelines and ensure conformance to GMAC's Year 2000 program standards.

GMAC's Year 2000 program costs do not include information technology projects that have been delayed due to Year 2000, which are estimated to be approximately $20 million, or information technology projects that have been accelerated due to Year 2000, which are estimated to be less than $5 million.

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

Statements made herein regarding the implementation of various phases of GMAC's Year 2000 program, the costs expected to be associated with that program and the results that GMAC expects to achieve constitute forward-looking information. As noted above, there are many uncertainties involved in the Year 2000 issue, including the extent to which GMAC will be able to adequately provide for contingencies that may arise as well as the broader scope of the Year 2000 issue as it may affect third parties that are not controlled by GMAC. Accordingly, the costs and results of GMAC's Year 2000 program and the extent of any impact on GMAC's operations could vary materially from those stated herein.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)

ACCOUNTING STANDARDS (CONCLUDED)

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. In the second quarter of 1999, the FASB delayed implementation of SFAS No. 133 until fiscal years beginning on or after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the consolidated financial statements of the Company. The Company will adopt this accounting standard on January 1, 2001, as required.

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

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company did not become a party to any material pending legal proceedings during the second quarter ended June 30, 1999, or prior to the filing of this report.


ITEM 5. OTHER INFORMATION

                       RATIO OF EARNINGS TO FIXED CHARGES

                                Six Months Ended
                                    June 30,
                          ----------------------------

                              1999           1998
                              ----           ----
                              1.41           1.36

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


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


(a)        EXHIBITS

                20        General Motors Acceptance Corporation and Subsidiaries
                          Consolidated  Financial  Statements  for  the   Second
                          Quarter and Six Months Ended June 30, 1999.

(b)        REPORTS ON FORM 8-K.

           The Company filed a report on Form 8-K on June 8, 1999, reporting matters under Item 5, Other Events.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GENERAL MOTORS ACCEPTANCE CORPORATION
                                    (Registrant)



                                    S/_______________________________________
Dated:        AUGUST 10, 1999       William F. Muir, Executive Vice
              ---------------       President and Principal Financial Officer

                                    S/_______________________________________
Dated:        AUGUST 10, 1999       Gerald E. Gross, Comptroller and
              ---------------       Principal Accounting Officer

                                                                      Exhibit 20
                                                                     Page 1 of 7
                      GENERAL MOTORS ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                         June 30,          Dec. 31,         June 30,
                                                                           1999              1998             1998
                                                                      ---------------   ---------------  ----------------
ASSETS                                                                               (in millions of dollars)
------
Cash and cash equivalents                                              $     2,684.2    $                $        873.0
                                                                                                 618.1
                                                                      ---------------   ---------------  ----------------

EARNING ASSETS
Investments in securities                                                    8,362.6           8,681.9          7,855.4
Finance receivables, net (Note 1)                                           74,865.7          71,101.2         60,554.5
Investment in operating leases, net                                         28,385.3          27,925.8         27,723.5
Notes receivable from General Motors Corporation                             2,992.5           2,270.5          2,718.5
Real estate mortgages - held for sale                                        5,444.2           7,969.7          3,938.0
                      - held for investment                                  1,536.7           1,296.7            793.0
                      - lending receivables                                  1,448.6           2,063.6          1,825.8
Due and deferred from receivable sales, net                                    110.1             111.5            240.0
Other                                                                        3,908.4           3,683.7          2,450.3
                                                                      ---------------   ---------------  ----------------
   Total earning assets                                                    127,054.1         125,104.6        108,099.0
                                                                      ---------------   ---------------  ----------------

Nonearning assets                                                            6,259.3           5,694.8          5,366.4
                                                                      ---------------   ---------------  ----------------

TOTAL ASSETS                                                           $   135,997.6    $    131,417.5   $    114,338.4
                                                                      ===============   ===============  ================

LIABILITIES AND STOCKHOLDER'S EQUITY
Notes, loans and debentures payable within one year (Note 2)           $    56,809.4    $     60,816.7   $     52,241.5
                                                                      ---------------   ---------------  ----------------

ACCOUNTS PAYABLE AND OTHER LIABILITIES
General Motors Corporation and affiliated companies                            521.8             929.6          1,738.6
Interest                                                                     1,418.5           1,264.2          1,225.1
Insurance losses and loss expenses                                           1,989.0           2,062.7          2,044.1
Unearned insurance premiums                                                  1,932.3           1,855.6          1,858.0
Deferred income taxes                                                        3,204.8           2,842.9          2,656.4
United States and foreign income and other taxes payable                       469.0             570.7            155.7
Other postretirement benefits                                                  695.7             685.3            676.5
Other                                                                        6,268.0           5,241.7          5,090.4
                                                                      ---------------   ---------------  ----------------
   Total accounts payable and other liabilities                             16,499.1          15,452.7         15,444.8
                                                                      ---------------   ---------------  ----------------

Notes, loans and debentures payable after one year (Note 3)                 52,315.3          45,356.5         37,322.3
                                                                      ---------------   ---------------  ----------------

Common stock, $.10 par value (authorized 10,000
 shares, outstanding 10 shares) and paid-in capital                          2,200.0           2,200.0          2,200.0
Net income retained for use in the business                                  8,060.0           7,351.6          6,890.3
Net unrealized gains on securities                                             335.6             381.5            408.2
Unrealized accumulated foreign currency translation adjustment                (221.8)           (141.5)          (168.7)
                                                                      ---------------   ---------------  ----------------
   Accumulated other comprehensive income                                      113.8             240.0            239.5
                                                                                        ---------------
                                                                      ---------------                    ----------------
   Total stockholder's equity                                               10,373.8           9,791.6          9,329.8
                                                                      ---------------   ---------------  ----------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $   135,997.6    $    131,417.5   $    114,338.4
                                                                      ===============   ===============  ================

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

                                                                      Exhibit 20
                                                                     Page 2 of 7

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME,
                 NET INCOME RETAINED FOR USE IN THE BUSINESS AND
                              COMPREHENSIVE INCOME




                                                                               Period Ended June 30,
                                                          -----------------------------------------------------------------
                                                                  Second Quarter                      Six Months
                                                          -------------------------------   --------------------------------
                                                               1999             1998             1999            1998
                                                          ----------------  --------------  ---------------  --------------
                                                                              (in millions of dollars)
FINANCING REVENUE
Retail and lease financing                                    $  1,069.2       $    950.3      $  2,075.1      $  1,852.3
Operating leases                                                 1,796.8          1,808.9         3,592.3         3,593.6
Wholesale and term loans                                           495.2            445.5           970.9           865.6
                                                          ----------------  --------------  ---------------  --------------
   Total automotive financing revenue                            3,361.2          3,204.7         6,638.3         6,311.5
Interest and discount                                            1,538.0          1,454.7         3,050.9         2,839.2
Depreciation on operating leases                                 1,161.7          1,160.8         2,350.2         2,339.1
                                                          ----------------  --------------  ---------------  --------------
   Net automotive financing revenue                                661.5            589.2         1,237.2         1,133.2
Insurance premiums earned                                          442.2            479.8           888.8           950.8
Mortgage revenue                                                   730.3            500.5         1,458.5           917.9
Other income                                                       365.4            336.9           739.5           667.7
                                                          ----------------  --------------  ---------------  --------------
   Net financing revenue and other                               2,199.4          1,906.4         4,324.0         3,669.6
                                                          ----------------  --------------  ---------------  --------------

EXPENSES
Salaries and benefits                                              398.4            304.2           794.1           610.6
Other operating expenses                                           712.9            565.3         1,334.1         1,061.5
Insurance losses and loss adjustment expenses                      338.1            387.6           685.3           726.2
Provision for credit losses                                        110.4            121.5           229.7           228.7
                                                          ----------------  --------------  ---------------  --------------
   Total expenses                                                1,559.8          1,378.6         3,043.2         2,627.0
                                                          ----------------  --------------  ---------------  --------------

Income before income taxes                                         639.6            527.8         1,280.8         1,042.6
United States, foreign and other income taxes                      248.5            163.1           497.4           328.6
                                                          ----------------  --------------  ---------------  --------------
NET INCOME                                                         391.1            364.7           783.4           714.0

Net income retained for use in the business
 at beginning of the period                                      7,668.9          6,600.6         7,351.6         6,326.3
                                                          ----------------  --------------  ---------------  --------------
Total                                                            8,060.0          6,965.3         8,135.0         7,040.3
Cash dividends                                                      --               75.0            75.0           150.0
                                                          ----------------  --------------  ---------------  --------------
NET INCOME RETAINED FOR USE IN THE BUSINESS
   AT END OF THE PERIOD                                       $  8,060.0       $  6,890.3      $  8,060.0      $  6,890.3
                                                          ================  ==============  ===============  ==============

TOTAL COMPREHENSIVE INCOME                                    $    359.9       $    341.9      $    657.2      $    723.7
                                                          ================  ==============  ===============  ==============


                                                                      Exhibit 20
                                                                     Page 3 of 7

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                Six Months Ended June 30,
                                                               ----------------------------
                                                               -------------  -------------
                                                                   1999           1998
                                                               -------------  -------------
                                                                 (in millions of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $     783.4    $     714.0
Depreciation                                                        2,407.5        2,373.8
Provision for credit losses                                           229.7          228.7
Gains on sales of finance receivables                                 (54.9)         (31.0)
Gains on sales of available for sale investment securities            (99.1)         (86.5)
Mortgage loans      - originations/purchases                      (26,532.1)     (25,193.8)
                    - proceeds on sale                             29,537.0       26,375.3
Mortgage related securities held for trading
                           - acquisitions                            (740.1)      (1,124.0)
                           - liquidations                           1,156.4          654.0
Changes in the following items:
  Due to General Motors Corporation and affiliated companies         (390.6)         208.2
  Taxes payable and deferred                                          325.1         (100.4)
  Interest payable                                                    153.7          126.3
  Other assets                                                       (279.0)        (384.7)
  Other liabilities                                                   716.9          626.2
Other                                                                 179.1          130.1
                                                               -------------  -------------
  Net cash provided by operating activities                         7,393.0        4,516.2
                                                               -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Finance receivables                  - acquisitions               (90,201.4)     (78,432.3)
                                     - liquidations                67,510.1       58,935.5
Notes receivable from General Motors Corporation                     (677.8)      (2,175.9)
Operating leases                     - acquisitions                (8,200.9)      (9,337.8)
                                     - liquidations                 5,144.5        4,876.9
Investments in available for sale securities:
                                     - acquisitions               (10,143.8)      (8,106.2)
                                     - maturities                   8,791.2        6,755.9
                                     - proceeds from sales          1,406.3        2,016.2
Investments in held to maturity securities:
                                     - acquisitions                  (108.0)           -
                                     - maturities                       -              -
Mortgage servicing rights            - acquisitions                  (661.5)        (741.9)
                                     - liquidations                     3.8            7.2
Proceeds from sales of receivables   - wholesale                   16,194.9       15,840.7
                                     - retail                       2,487.8        1,515.6
Due and deferred from receivable sales                                 (0.8)         446.9
Acquisitions of net assets of businesses, less cash acquired         (126.0)         (15.3)
Other                                                                 381.4          273.3
                                                               -------------  -------------
  Net cash used in investing activities                            (8,200.2)      (8,141.2)
                                                               -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                           15,247.6        8,370.7
Principal payments on long-term debt                               (7,230.0)      (6,511.2)
Change in short-term debt, net                                     (5,072.2)       1,197.6
Notes payable to General Motors Corporation                             -            832.0
Dividends paid                                                        (75.0)        (150.0)
                                                               -------------  -------------
  Net cash provided by financing activities                         2,870.4        3,739.1
                                                               -------------  -------------

Effect of exchange rate changes on cash and cash equivalents            2.9           (0.3)
                                                               -------------  -------------

  Net increase in cash and cash equivalents                         2,066.1          113.8
Cash and cash equivalents at the beginning of the period              618.1          759.2
                                                               =============  =============
Cash and cash equivalents at the end of the period              $   2,684.2    $     873.0
                                                               =============  =============

SUPPLEMENTARY CASH FLOWS INFORMATION
  Interest paid                                                 $   2,814.9    $   2,671.9
  Income taxes paid                                                   151.1          322.2

Certain   amounts  for  1998  have  been   reclassified  to  conform  with  1999
classifications.

Reference should be made to the Notes to Consolidated Financial Statements

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONCLUDED)


SUPPLEMENTARY CASH FLOWS INFORMATION (CONCLUDED)

During the six months ended June 30, 1999 and 1998, assets acquired, liabilities assumed, and consideration paid for the acquisitions of businesses were as follows:

                                     Six Months Ended
                                         June 30,
                                 --------------------------
                                    1999          1998
                                 ------------  ------------
                                 (in millions of dollars)
Fair value of assets acquired       $  730.6      $   19.1
Cash acquired                          (14.6)         --
Liabilities assumed                   (590.0)         (3.8)
                                 ============  ============
Net acquisitions                    $  126.0      $   15.3
                                 ============  ============

                                                                      Exhibit 20
                                                                     Page 4 of 7

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  FINANCE RECEIVABLES

The composition of finance receivables outstanding is summarized as follows:

                                                       June 30,           Dec. 31,          June 30,
                                                         1999               1998              1998
                                                    ----------------   ---------------   ---------------
                                                                 (in millions of dollars)
United States
  Retail                                                 $ 35,279.3        $ 33,320.9        $ 30,651.5
  Wholesale                                                17,334.3          17,721.7          12,102.8
  Leasing and lease financing                                 672.3             631.8             651.8
  Other                                                     6,939.3           4,990.4           3,829.5
                                                    ----------------   ---------------   ---------------
Total United States                                        60,225.2          56,664.8          47,235.6
                                                    ----------------   ---------------   ---------------

Europe
  Retail                                                    5,297.7           5,282.0           4,990.0
  Wholesale                                                 3,879.9           4,422.5           3,414.6
  Leasing and lease financing                                 447.0             483.3             481.8
  Other                                                       424.3             473.6             340.2
                                                    ----------------   ---------------   ---------------
Total Europe                                               10,048.9          10,661.4           9,226.6
                                                    ----------------   ---------------   ---------------

Canada
  Retail                                                    2,104.8           1,747.2           1,514.6
  Wholesale                                                 2,602.5           1,935.7           2,490.3
  Leasing and lease financing                                 830.2             806.0             941.9
  Other                                                       114.6             119.1              83.5
                                                    ----------------   ---------------   ---------------
Total Canada                                                5,652.1           4,608.0           5,030.3
                                                    ----------------   ---------------   ---------------

Other Countries
  Retail                                                    2,431.2           2,308.2           2,191.9
  Wholesale                                                   933.2           1,017.7           1,013.7
  Leasing and lease financing                                 678.5             583.3             512.6
  Other                                                       176.6             258.2             138.4
                                                    ----------------   ---------------   ---------------
Total Other Countries                                       4,219.5           4,167.4           3,856.6
                                                    ----------------   ---------------   ---------------
Total finance receivables                                  80,145.7          76,101.6          65,349.1
                                                    ----------------   ---------------   ---------------

Deductions
  Unearned income                                           4,189.7           3,979.8           3,844.6
  Allowance for credit losses                               1,090.3           1,020.6             950.0
                                                    ----------------   ---------------   ---------------
Total deductions                                            5,280.0           5,000.4           4,794.6
                                                    ----------------   ---------------   ---------------
Finance receivables, net                                 $ 74,865.7        $ 71,101.2        $ 60,554.5
                                                    ================   ===============   ===============




                                                                      Exhibit 20
                                                                     Page 5 of 7

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE YEAR


                                                       June 30,           Dec. 31,          June 30,
                                                         1999               1998              1998
                                                    ----------------   ---------------   ---------------
                                                                 (in millions of dollars)

Short-term notes
 Commercial paper                                        $ 29,462.8        $ 32,138.8        $ 27,997.8
 Master notes                                                 582.6             652.2             377.5
 Demand notes                                               6,028.1           6,445.5           5,233.4
 Other                                                      1,218.7           1,437.2           1,222.2
                                                    ----------------   ---------------   ---------------
Total principal amount                                     37,292.2          40,673.7          34,830.9
Unamortized discount                                        (163.9)            (127.5)           (154.3)
                                                    ----------------   ---------------   ---------------
Total                                                      37,128.3          40,546.2          34,676.6
                                                    ----------------   ---------------   ---------------

Bank loans and overdrafts
 United States                                              2,508.6           1,669.9           1,811.4
 Other countries                                            5,191.2           6,543.1           5,495.2
                                                    ----------------   ---------------   ---------------
Total                                                       7,699.8           8,213.0           7,306.6
                                                    ----------------   ---------------   ---------------

Other notes, loans and debentures
 payable within one year
 United States                                             10,635.9          10,518.6           8,899.4
 Other countries                                            1,345.4           1,538.9           1,358.9
                                                    ----------------   ---------------   ---------------
Total                                                      11,981.3          12,057.5          10,258.3
                                                    ----------------   ---------------   ---------------
Total payable within one year                            $ 56,809.4        $ 60,816.7        $ 52,241.5
                                                    ================   ===============   ===============







                                                                      Exhibit 20
                                                                     Page 6 of 7

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3.  NOTES, LOANS AND DEBENTURES PAYABLE AFTER ONE YEAR

                                         Weighted Average
                                        interest rates at       June 30,         Dec. 31,         June 30,
                                          June 30, 1999           1999             1998             1998
                                        -------------------  ---------------- ---------------- ----------------
United States                                                            (in millions of dollars)
 1999                                                          $        -       $        -       $    2,802.1
 2000                                          5.4%                 4,263.7         10,195.4          6,214.9
 2001                                          6.0%                10,132.2          7,795.8          5,748.5
 2002                                          5.8%                 8,994.0          7,039.2          6,616.0
 2003                                          5.8%                 7,248.3          6,929.3          4,692.8
 2004                                          6.0%                 3,887.8            997.2            413.8
 2005 - 2009                                   5.8%                 5,906.9          2,673.9          2,545.9
 2010 - 2014                                   8.2%                 2,359.6          1,600.0          1,274.5
 2015 - 2019                                   10.3%                  373.8            373.8            373.8
 2020 - 2049                                   4.9%                    75.0             75.0             75.0
                                                             ---------------- ---------------- ----------------
Total United States                                                43,241.3         37,679.6         30,757.3

Other countries
1999 - 2008                                    5.3%                 9,724.9          8,347.6          7,248.5
                                                             ---------------- ---------------- ----------------

Total notes, loans and debentures                                  52,966.2         46,027.2         38,005.8
Unamortized discount                                                 (650.9)          (670.7)          (683.5)
                                                             ---------------- ---------------- ----------------

 Total payable after one year                                  $   52,315.3     $   45,356.5     $   37,322.3
                                                             ================ ================ ================



 .








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

Financial results of GMAC's operating segments for the quarters and six months ended June 30, 1999 and 1998 are summarized below:

(in millions of dollars)

                                                                                  Eliminations/
                         GMAC-NAO        GMAC-IO        GMACI        GMACMG     Reclassifications      Total
                       -------------- -------------- ------------ ------------- ------------------ ---------------
For the Quarters Ended:
JUNE 30, 1999
Net automotive
 financing revenue           $ 417.1       $ 228.5     $     0.0     $     0.0         $   15.9       $    661.5

Other revenue                  376.9          14.0         587.7         579.8            (20.5)         1,537.9

Net income                     224.4          50.1          50.2          66.4              0.0            391.1

JUNE 30, 1998
Net automotive
 financing revenue           $ 381.8       $ 205.6     $     0.0     $     0.0         $    1.8       $    589.2

Other revenue                  378.1           6.2         598.0         339.6             (4.7)         1,317.2

Net income                     232.4          55.6          53.9          22.8              0.0            364.7

For the Six Months Ended:
JUNE 30, 1999
Net automotive
 financing revenue           $ 753.5       $ 449.1     $     0.0     $     0.0         $   34.6       $  1,237.2

Other revenue                  796.4          25.2       1,170.9       1,137.8            (43.5)         3,086.8

Net income                     404.8          99.3         115.1         164.2              0.0            783.4

JUNE 30, 1998
Net automotive
 financing revenue           $ 741.6       $ 408.6     $     0.0     $     0.0         $  (17.0)      $  1,133.2

Other revenue                  707.6          13.1       1,211.7         592.7             11.3          2,536.4

Net income                     422.6         112.0         133.6          45.8              0.0            714.0


