Form 10-Q
period 1999-09-30
GENERAL MOTORS ACCEPTANCE CORP
filed 1999-11-03
CIK 40729

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999, OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE TRANSITION PERIOD FROM            TO


                                       Commission file number 1-3754


                     GENERAL MOTORS ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                     38-0572512
--------------------------------                 --------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification No.)

3044 WEST GRAND BOULEVARD, DETROIT, MICHIGAN          48202
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code  313-556-5000

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

As of September 30, 1999, there were outstanding 10 shares of the issuer's common stock.

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

         1. Consolidated Balance Sheet, September 30, 1999, December 31, 1998 and September 30, 1998.

         2. Consolidated Statement of Income, Net Income Retained for Use in the Business and Comprehensive Income for the Third Quarter and Nine Months Ended September 30, 1999 and 1998.

         3. Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 1999 and 1998.

         4.    Notes to Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS

Consolidated net income for the third quarter and first nine months of 1999 increased by 25% and 14% when compared to the same periods during 1998.

                                         Period Ended September 30,
                                   ----------------------------------------
                                     Third Quarter         Nine Months
                                   ------------------  --------------------
                                    1999      1998       1999      1998
                                   -------- ---------  --------- ----------
Automotive financing operations    $ 286.5   $249.5    $   790.6 $  784.1
Insurance operations *                54.8     54.2        169.9    187.8
Mortgage operations**                 51.0      9.4        215.2     55.2
                                   ======== =========  ========= ==========
Consolidated net income            $ 392.3   $313.1     $1,175.7 $1,027.1
                                   ======== =========  ========= ==========

*  GMAC Insurance Holdings, Inc. (GMACI)
** GMAC Mortgage Group, Inc. (GMACMG)

Net income from automotive financing operations increased 15% during the third quarter of 1999, compared to the same period in 1998. Earnings were higher due primarily to increased financing volumes, partially offset by a significantly higher effective tax rate. Additionally, net income in the third quarter of 1998 was adversely impacted by the effects of the GM strike.

Earnings from insurance operations were virtually unchanged from the same period in 1998.

Net income from mortgage operations during the third quarter of 1999 was $41.6 million higher than the third quarter of 1998. Earnings were higher primarily due to unusually low earnings in the third quarter of 1998, which were negatively impacted by illiquidity in the capital markets and accelerated prepayment experience on mortgage assets.

UNITED STATES NEW PASSENGER CAR AND TRUCK DELIVERIES

U.S. deliveries of new General Motors (GM) vehicles during the third quarter of 1999 and the first nine months of 1999 were higher than comparable 1998 levels, primarily due to production in 1998 being reduced by an estimated 545,000 units due to a 54-day work stoppage from June 5, 1998 through July 28, 1998 at GM. The continued decline in retail financing penetration was primarily the result of competitive market conditions.
                                                 Period Ended September 30,
                                             -----------------------------------
                                              Third Quarter      Nine Months
                                             ----------------  -----------------
                                              1999     1998     1999     1998
                                             -------  -------  -------- --------
                                                   (in millions of units)

Industry                                        4.5      3.8     13.3     12.0
General Motors                                  1.3      0.9      3.9      3.5

New GM vehicle deliveries financed by GMAC
  Retail (installment sale contracts and       43.2%    45.6%    41.8%    44.3%
operating leases)
  Fleet transactions (lease financing)          1.1%     1.8%     1.6%     2.1%
Total                                          36.5%    37.7%    33.8%    36.2%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCING VOLUME

The number of new vehicle deliveries financed for GM and other dealers are summarized below:
                                          Period Ended September 30,
                                         -----------------------------
                                         Third Quarter   Nine Months
                                          -------------- --------------
                                         1999    1998   1999    1998
                                         ------  ------ ------  ------
                                           (in thousands of units)
UNITED STATES
  Retail installment sale contracts        235     207     701    756
  Operating leases                         239     143     615    489
  Leasing                                    3       5      18     18
                                         ======  ====== ======  ======
New deliveries financed                    477     355   1,334  1,263
                                         ======  ====== ======  ======

OTHER COUNTRIES
  Retail installment sale contracts        141     119     351    318
  Operating leases                          79      86     230    240
  Leasing                                   17      15      50     53
                                         ======  ====== ======  ======
New deliveries financed                    237     220     631    611
                                         ======  ====== ======  ======

WORLDWIDE
  Retail installment sale contracts        376     326   1,052  1,074
  Operating leases                         318     229     845    729
  Leasing                                   20      20      68     71
                                         ======  ====== ======  ======
New deliveries financed                    714     575   1,965  1,874
                                         ======  ====== ======  ======

The number of new vehicles financed in the U.S. during the third quarter and first nine months of 1999 increased from the respective 1998 periods, primarily as a result of the impact of the 1998 work stoppage mentioned earlier and continued operating lease incentive programs sponsored by GM in the U.S.

GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided for 852,000 and 2,580,000 new GM vehicles during the third quarter and first nine months of 1999, respectively, compared with 564,000 and 1,931,000 new GM vehicles during the respective periods in 1998. The significant increase in new GM vehicles financed is primarily a result of the 54-day work stoppage at two GM component plants that halted production of wholesale units at 26 of 29 vehicle assembly plants in North America. GMAC's wholesale financing represented 66.9% of all GM U.S. vehicle sales to dealers during the first nine months of 1999, up from 63.4% for the comparable period a year ago. The increase in wholesale penetration levels was a result of competitive pricing strategies by the Company.

INCOME AND EXPENSES

Financing revenue totaled $3,480.0 million and $10,118.3 million in the third quarter and first nine months of 1999, respectively, compared to $3,150.2 million and $9,461.7 million for the same periods in 1998. The increases were mainly due to higher average retail, operating lease, and other loan receivable balances which resulted from continued retail financing incentives sponsored by GM. Additionally, increased wholesale revenues resulting from higher average wholesale balances contributed to the change. The increased wholesale balances were primarily attributable to the 1998 work stoppages previously mentioned.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME AND EXPENSES (CONCLUDED)

The Company's worldwide cost of borrowing for the third quarter and first nine months of 1999 averaged 5.62% and 5.55%, respectively, a decrease of 44 and 52 basis points from the comparable periods of a year ago. Total borrowing costs for U.S. operations averaged 5.61% and 5.50% for the third quarter and first nine months of 1999, compared to 5.93% and 6.00% for the respective periods in 1998. The lower average borrowing costs for the first nine months of 1999 are largely a result of lower short-term market interest rates.

Insurance premiums earned totaled $449.7 million and $1,338.5 million for the third quarter and nine months ended September 30, 1999, respectively, compared to $466.1 million and $1,416.9 million during the comparable 1998 periods. The reduction in insurance premiums earned was due to a decline in personal line coverages, partially offset by an increase in commercial lines and reinsurance. Mortgage revenue and other income totaled $1,272.6 million and $3,470.6 million for the third quarter and nine months ended September 30, 1999, respectively, compared to $830.2 million and $2,415.8 million during the comparable periods a year ago. The increase in 1999 over 1998 was primarily the result of substantial increases in mortgage servicing and processing fees. Furthermore, GMACMG's other income increased substantially, mainly due to their expansion into diversified businesses, specifically, Home Services, Newman and Associates, Auritec, Capstead, Triad and American Financial Consultants LLC.

Consolidated salaries and other operating expenses totaled $1,198.5 million and $3,326.7 million for the third quarter and first nine months of 1999, respectively, compared to $929.5 million and $2,601.6 million for the comparable periods last year. The increase was mainly attributable to continued growth and acquisitions at GMACMG.

Annualized net retail losses were 0.50% and 0.57% of total average serviced automotive receivables during the third quarter and first nine months of 1999, respectively, compared to 0.74% and 0.83% for the same periods last year. The provision for credit losses totaled $327.5 million and $322.6 million for the nine month periods ended September 30, 1999 and 1998, respectively. Although comparable period loss rates declined, the higher loss provision reflects an increase in retail receivables during the first nine months of 1999 and favorable wholesale loss provision adjustments during the first quarter of 1998.

The effective income tax rate for the first nine months of 1999 was 39.3%, compared to 31.6% and 30.9% for the periods ended December 31, 1998 and September 30, 1998, respectively. The increase in the effective tax rate can be attributed to a decrease in U.S. and foreign taxes assessed on foreign source income for the first nine months of 1998.

INSURANCE OPERATIONS

Net premiums earned by GMACI and its subsidiaries totaled $449.7 million and $1,338.5 million for the third quarter and nine months ended September 30, 1999, respectively, compared to $466.1 million and $1,416.9 million for the same periods during 1998. Personal lines volume for the nine months ended September 30, 1999 is lower compared to the same period in 1998 due to competitive pressures in non-standard automobile insurance which reduced new business volume in the second half of 1998 and the first quarter of 1999. This reduction adversely impacted both new business and the renewal base during the first nine months of 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INSURANCE OPERATIONS (CONCLUDED)

Pre-tax capital gains and investment and other income at GMACI totaled $143.9 million and $432.9 million for the third quarter and first nine months of 1999, compared to $118.9 million and $389.8 million for same periods in 1998. Period to period fluctuations in realized capital gains are largely due to the timing of sales of marketable securities. Insurance losses and loss adjustment expenses totaled $358.8 million and $1,044.1 million during the third quarter and first nine months of 1999, compared to $353.4 million and $1,079.6 million for the same periods in 1998. The decline in the first nine months of 1999 when compared with the same period in 1998 is the result of lower volume in the non-standard auto line of business and the non-renewal of certain passenger auto policies that had yielded adverse results in 1998. These factors were partially offset by a higher frequency of claims in the mechanical line of business during 1999.

Net income was $54.8 million and $169.9 million for the third quarter and nine months ended September 30, 1999, respectively, compared to $54.2 million and $187.8 million for the same periods in 1998. Earnings for the first nine months of 1999 were reduced by lower underwriting results due to a decrease in personal line coverages, partially offset by higher capital gains.

MORTGAGE OPERATIONS

During the third quarter and first nine months of 1999, GMACMG loan origination, mortgage servicing acquisitions and correspondent loan volume totaled $20.9 billion and $60.0 billion, respectively, compared to $23.0 billion and $85.5 billion for the same periods in 1998. Included in 1998 volume was the acquisition of a $27.1 billion mortgage servicing portfolio from the Wells Fargo Bank transaction. As a result of significant mortgage servicing portfolio acquisitions (including the Capstead transaction of $37.7 billion in servicing which closed on December 31, 1998) and continued growth, the combined GMACMG servicing portfolio, excluding GMAC term loans to dealers, totaled $282.0 billion at September 30, 1999, compared with $245.0 billion and $197.0 billion serviced at December 31 and September 30, 1998, respectively.

Net income was $51.0 million and $215.2 million for the third quarter and nine months ended September 30, 1999, respectively, compared to $9.4 million and $55.2 million for the same periods in 1998. The increase in net income is primarily attributable to an unusually strong first quarter, where one time gains were realized from the sales of certain assets that were acquired in the fourth quarter of 1998 when the capital markets were less liquid. In addition, earnings in the third quarter of 1998 were negatively impacted by accelerated prepayments on mortgage assets.

FINANCIAL CONDITION AND LIQUIDITY

At September 30, 1999, the Company owned assets and serviced automotive receivables totaling $154.5 billion, $15.8 billion above year-end 1998, and $28.4 billion above September 30, 1998. The higher balance compared to third quarter of last year is primarily attributable to increases in serviced wholesale, retail, operating lease, commercial, and other loan receivables.

Earning assets totaled $133.6 billion at September 30, 1999, compared to $125.1 billion and $112.9 billion at December 31 and September 30, 1998, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

Finance receivables serviced by the Company, including sold receivables, totaled $92.0 billion at September 30, 1999, $12.1 billion above December 31, 1998 levels and $20.0 billion above September 30, 1998 levels. The change from December 31, 1998 can be attributed to a $6.4 billion increase in commercial and other loan receivables, a $4.8 billion increase in serviced retail receivables, and a $1.2 billion increase in serviced wholesale receivables. The year-to-year increase was a result of a $7.3 billion increase in serviced wholesale receivables, a $7.3 billion increase in commercial and other loan receivables, and a $5.6 billion increase in serviced retail receivables. The increase in wholesale receivable balances over December 31 and September 30, 1998 was a result of the 1998 work stoppages previously mentioned and higher penetration. The change in commercial and other loan receivables was due to the acquisition of Bank of New York Financial Corporation (BNYFC) in July 1999 and increases in other secured notes. The increase in retail receivable balances over December 31 and September 30, 1998 was due to continued retail financing incentives sponsored by GM.

Consolidated operating lease assets, net of depreciation, totaled $30.3 billion at September 30, 1999, reflecting an increase of $2.4 billion over December 31,1998 and an increase of $1.7 billion over September 30, 1998. The growth from year-end 1998 is primarily attributable to continued GM sponsored lease incentive programs in the U.S.

The Company's due and deferred from receivable sales (net) totaled $(28.3) million at September 30, 1999, compared with $111.5 million and $186.1 million at December 31 and September 30, 1998, respectively. The year-to-year decline was the result of the scheduled wind down of a revolving wholesale trust.

Other nonearning assets at September 30, 1999 totaled $7.8 billion, compared with $5.7 billion and $5.2 billion at December 31 and September 30, 1998. The increase over December 31 and September 30, 1998 was primarily attributable to a $2.0 billion and a $2.1 billion increase in intangible assets, respectively. The increase in intangible assets was the result of the Company's acquisitions activities during the first nine months of 1999.

As of September 30, 1999, GMAC's total borrowings were $114.4 billion, compared with $106.2 billion and $93.5 billion at December 31, 1998 and September 30, 1998, respectively. The higher borrowings were used to fund increased earning asset levels. GMAC's ratio of consolidated debt to total stockholder's equity at September 30, 1999 was 10.7:1, compared to 10.8:1 at December 31, 1998 and 9.8:1 at September 30, 1998.

The Company and its subsidiaries maintain substantial bank lines of credit which totaled $45.8 billion at September 30, 1999, compared to $42.9 billion at year-end 1998 and $42.7 billion at September 30, 1998. The unused portion of these credit lines totaled $35.8 billion at September 30, 1999, $2.6 billion and $2.0 billion higher than December 31 and September 30, 1998, respectively. Included in the unused credit lines is a syndicated multi-currency global credit facility for use by GMAC in the U.S., GMAC International Finance B.V. and GMAC
(UK) plc of $14.7 billion at September 30, 1999, compared to syndicated revolving credit facilities of $11.2 billion at December 31, 1998 and September 30, 1998 for these entities. The syndicated credit facilities serve primarily as back-up for GMAC's unsecured commercial paper programs. Also included in the unused credit lines is a $12.0 billion U.S. asset-backed commercial paper liquidity  and  receivables  facility  for New  Center  Asset  Trust  (NCAT),  a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY (CONCLUDED)

In June 1999, GMAC modified its existing syndicated revolving credit facilities to combine the U.S. and certain European facilities into one syndicated multi-currency global facility. Modified terms consisted of five years on one-half of the facility, with a 364-day term (including a provision that allows GMAC to draw down a one year term loan on the termination date) on the remaining facility. Additionally, there is a leverage covenant restricting the ratio of consolidated debt to total stockholder's equity to no greater than 11.0:1, under certain conditions.

As discussed in the Company's 1998 Annual Report on Form 10-K, the Company utilizes a variety of interest rate and currency derivative instruments in managing its interest rate and foreign exchange exposures. The notional amount of derivatives decreased from $107.7 billion at December 31, 1998 to $83.9 billion at September 30, 1999. The change is primarily attributable to a decrease in financial instruments associated with mortgage servicing.

ACQUISITIONS AND MERGERS

On March 9, 1999, the acquisition of the majority interest in On:Line Finance Holdings and its subsidiaries was completed. On:Line Finance is one of the largest independent retail used car finance providers in the United Kingdom. The acquisition expanded GMAC's range of finance products available through dealers to automotive customers.

The acquisition of the asset-based lending and factoring business of The Bank of New York (BNY) closed on July 22, 1999 for consideration of approximately $1.8 billion. This purchase expands GMAC's existing asset-based lending internationally and enables them to enter the factoring business in a substantial way. BNYFC is one of the leading asset-based lending and factoring operations in North America and the United Kingdom. The name of the new GMAC subsidiary is GMAC Commercial Credit LLC.

On July 30, 1999, the acquisition of Arriva Automotive Solutions Limited (AAS) was finalized. The transaction, including debt refinancing, is valued at (pound)483.5 million (approximately $774.7 million at the July 30, 1999 exchange rate). AAS is a leading contract leasing provider in the United Kingdom.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 (CONTINUED)

    The Year 2000 program has been implemented in seven phases, some of which were conducted concurrently:

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

    REMEDIATION -- design and execution of a remediation plan, followed by testing for adherence to the design. GMAC has completed the remediation of its critical systems. In the normal course of its business plans, GMAC is also incrementally implementing enterprise software and other common applications that will replace and thereby eliminate the need to remediate certain existing systems. Implementation of this software, which continued throughout 1998 and into 1999, is now complete.

    SYSTEM TESTING -- testing of remediated items to ensure that they function normally after being placed back in their original operating environment. This phase was closely related to the remediation phase and followed essentially the same schedule.

    IMPLEMENTATION -- return of items to normal operation after satisfactory performance in system testing. This phase essentially followed the same schedule as remediation and system testing.

    READINESS TESTING -- planning for, and testing of, integrated systems in a Year 2000 ready environment, including ongoing auditing and follow-up. Readiness testing of critical systems is complete. In addition to GMAC readiness testing, a third party Independent Validation and Verification (IV&V) process has been used to examine remediated code to identify potential oversights or errors in select mission-critical systems. While the IV&V process is ongoing, the results to date have validated the success of GMAC's testing program.

    CONTINGENCY PLANNING -- development and execution of plans that focus on specific areas of significant concern and concentration of resources to address them. GMAC currently believes that the most reasonably likely worst case scenario is that there will be some localized disruptions of systems that will affect individual business processes, facilities or service and technology providers for a short time, rather than systematic or long-term problems affecting our business operations as a whole. GMAC contingency planning identified systems or other aspects of its business that it believes are potentially vulnerable to Year 2000 problems.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 (CONTINUED)

    GMAC contingency planning also addressed those business operations in which a localized disruption could have the potential for causing a wider problem by interrupting the flow of data or services to other operations. Because there is an uncertainty as to which activities may be affected, and the exact nature of the problems that may arise, contingency planning has focused on minimizing the scope and duration of any disruption by developing comprehensive, detailed plans. These reactive plans permit a flexible real-time response to specific problems as they may arise at individual locations around the world. Some of the actions that are being undertaken include the establishment of Year 2000 Command Centers and development of detailed manual procedures. GMAC built upon its existing Disaster Recovery and Business Resumption Plans and Processes, while expanding its scope to encompass Year 2000 concerns. While the development and testing of these plans are now largely complete, there will be ongoing review and refinement of the plans during the fourth quarter of 1999. As noted above, GMAC's contingency planning includes the deployment of a network of Year 2000 Command Centers. The GMAC Corporate Command Center will have redundant systems, allowing for connectivity with other GMAC Command Centers being established around the world as well as with the GM Corporate Command Center. Detailed plans and procedures have been developed and are being validated. The centers will have coverage by appropriate personnel twenty-four hours a day, seven days a week beginning the week of December 27, 1999. Command Center operations will continue as long as conditions warrant.

GMAC's communication with its service and technology providers was a focused element of the assessment phase described above. GMAC has been a leading participant in the Financial Services Sub-Group of the Automotive Industry Action Group (AIAG), an automotive industry trade association, which distributed Year 2000 compliance questionnaires to many critical financial service providers that supply GMAC with services throughout the world. In addition, GMAC initiated its own contact and review of these providers and other non-financial service providers considered to be critical to GMAC's operations, including follow-up to the AIAG questionnaire. GMAC has also initiated contact with the landlords or property managers of its facilities throughout the world, to assess the ongoing functionality of the space it rents from others. Assessments of all these service providers are now largely complete, with appropriate actions being taken as deemed necessary, including the development of reactive contingency plans to minimize business disruption related to these uncertainties.

GMAC also has been working with some of its largest customers, primarily automotive dealers and lease/rental companies, on their Year 2000 readiness. This program, developed in conjunction with GM, included distributing materials that assist them in designing and executing their own assessment and remediation efforts.

GMAC's direct Year 2000 program cost is being expensed as incurred, with the exception of capitalizable replacement hardware. Total incremental spending by GMAC is not expected to be material to the Corporation's operations, liquidity or capital resources.

In addition to the work for which GMAC has direct financial responsibility, EDS has provided Year 2000-related services to GMAC, as required under the Master Service Agreement. EDS provided these serivces as part of normal fixed price services and other ongoing payments to EDS.

GMAC's current forecast of total direct expenditures, including the value of services performed by EDS attributable to GM's Year 2000 program, approximates $90 million. This amount includes the following:

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 (CONCLUDED)

o An estimated $75 million in direct GMAC expenditures. This estimate includes a $12 million payment from GMAC to EDS (part of GM's overall additional payment to EDS of approximately $62 million) at the end of the first quarter of 2000, if systems remediated by EDS under the Master Service Agreement do not cause a significant business disruption that results in material financial loss to GM due to the millennium change; and,

o An estimated $15 million representing the value of Year 2000 services that EDS is providing to GMAC as part of normal fixed price services and other ongoing payments to EDS under the Sector Service Agreement between GMAC and EDS, as well as the Master Service Agreement between GM and EDS.

Of  the  total   estimated  $75  million  in  direct   expense,   GMAC  incurred
approximately $35 million of Year 2000 expense through 1998, and an additional $20 million during the first nine months of 1999.

In the normal course of its strategic business plans, GMAC and its subsidiaries may, from time to time, acquire other businesses. Such acquisitions occurred throughout 1998 and 1999. Year 2000 matters are routinely assessed as part of the due diligence review prior to conclusion of the acquisition. Related costs incurred after the acquisition, if any, are the responsibility of GMAC and, as such, are included in the cost estimate data provided above. Year 2000 costs related to these acquisitions were generally considered during the negotiations and, in some instances, reflected in the final purchase price. These costs do not represent a material portion of the total corporate expense. In addition, the previously existing Year 2000 programs of the acquired companies are being incorporated into the GMAC program outlined above to ensure conformance to GMAC's Year 2000 program standards. In some cases, this has resulted in additional work, which continued into the fourth quarter. In other instances, there have been accelerations in the timelines of the original program.

GMAC's Year 2000 program costs do not include information technology projects that have been delayed due to Year 2000, which are estimated to be approximately $20 million, or information technology projects that have been accelerated due to Year 2000, which are estimated to be less than $5 million.

In view of the foregoing, GMAC does not currently anticipate that it will experience a significant disruption of its business as a result of the Year 2000 issue. However, there is still uncertainty about the broader scope of the Year 2000 issue as it may affect GMAC and third parties that are critical to GMAC's operations. For example, lack of readiness by electrical and water utilities, financial institutions, governmental agencies or other providers of general infrastructure could, in some geographic areas, pose significant impediments to GMAC's ability to carry on its normal operations in the area or areas so affected. In the event that GMAC is unable to implement adequate contingency plans in the event that problems are encountered, there could be a material adverse effect on GMAC's business, results of operations or financial condition.

Statements made herein regarding the implementation of various phases of GMAC's Year 2000 program, the costs expected to be associated with that program and the results that GMAC expects to achieve constitute forward-looking information. As noted above, there are many uncertainties involved in the Year 2000 issue, including the extent to which GMAC has been able to adequately provide for contingencies that may arise as well as the broader scope of the Year 2000 issue as it may affect third parties that are not controlled by GMAC. Accordingly, the costs and results of GMAC's Year 2000 program and the extent of any impact on GMAC's operations could vary materially from those stated herein.

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

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company did not become a party to any material pending legal proceedings during the third quarter ended September 30, 1999, or prior to the filing of this report.


ITEM 5. OTHER INFORMATION

                 RATIO OF EARNINGS TO FIXED CHARGES

                           Nine Months Ended
                             September 30,
                           -------------------

                            1999       1998
                            1.40       1.34

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)     EXHIBITS

           20 General Motors Acceptance Corporation and Subsidiaries Consolidated Financial Statements for the Third Quarter and Nine Months Ended September 30, 1999.

(b)     REPORTS ON FORM 8-K.

        The Company did not file any reports on Form 8-K during the third quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GENERAL MOTORS ACCEPTANCE CORPORATION
                                (Registrant)



                                S/WILLIAM F. MUIR

Dated:   NOVEMBER 3, 1999       William F. Muir, Executive Vice
                                President and Principal Financial Officer

                                S/GERALD E. GROSS

Dated:   NOVEMBER 3, 1999       Gerald E. Gross, Comptroller and
                                Principal Accounting Officer

                                                                     Exhibit 20
                                                                     Page 1 of 7
                      GENERAL MOTORS ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                               September 30,  December 31,  September 30,
                                                                  1999           1998           1998
                                                               ------------   ------------  ------------
ASSETS                                                                (in millions of dollars)
------
Cash and cash equivalents                                      $     325.6   $     618.1  $     614.2
                                                               ------------  ------------ ------------

EARNING ASSETS
Investments in securities                                          8,822.7       8,681.9      8,134.9
Finance receivables, net (Note 1)                                 76,980.7      71,101.2     63,093.6
Investment in operating leases, net                               30,332.5      27,925.8     28,582.7
Notes receivable from General Motors Corporation                   3,504.0       2,270.5      2,301.6
Real estate mortgages - held for sale                              5,193.8       7,969.7      5,424.6
                      - held for investment                        1,569.6       1,296.7        789.5
                      - lending receivables                        1,532.8       2,063.6      1,783.3
Factored receivables                                                 958.3          --           --
Due and deferred from receivable sales, net                          (28.3)        111.5        186.1
Other                                                              4,715.5       3,683.7      2,558.1
                                                               ------------  ------------ ------------
   Total earning assets                                          133,581.6     125,104.6    112,854.4
                                                               ------------  ------------ ------------

Nonearning assets                                                  7,821.8       5,694.8      5,154.2
                                                               ------------  ------------ ------------

TOTAL ASSETS                                                   $ 141,729.0   $ 131,417.5  $ 118,622.8
                                                               ============  ============ ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Notes, loans and debentures payable within one year (Note 2)   $  58,648.1   $  60,816.7  $  52,561.5
                                                               ------------  ------------ ------------

ACCOUNTS PAYABLE AND OTHER LIABILITIES
General Motors Corporation and affiliated companies                  531.5         929.6      1,898.8
Interest                                                           1,649.3       1,264.2      1,394.3
Insurance losses and loss expenses                                 1,945.4       2,062.7      2,043.7
Unearned insurance premiums                                        1,938.5       1,855.6      1,865.0
Deferred income taxes                                              3,415.2       2,842.9      2,796.6
United States and foreign income and other taxes payable             516.9         570.7        276.4
Other postretirement benefits                                        703.7         685.3        690.9
Other                                                              5,944.7       5,241.7      4,659.1
                                                              ------------  ------------ ------------
   Total accounts payable and other liabilities                   16,645.2      15,452.7     15,624.8
                                                              ------------  ------------ ------------

Notes, loans and debentures payable after one year (Note 3)       55,714.3      45,356.5     40,937.7
                                                              ------------  ------------ ------------

Common stock, $.10 par value (authorized 10,000
 shares, outstanding 10 shares) and paid-in capital                2,200.0       2,200.0      2,200.0
Net income retained for use in the business                        8,452.3       7,351.6      7,128.4
Net unrealized gains on securities                                   257.4         381.5        306.6
Unrealized accumulated foreign currency translation adjustment      (188.3)       (141.5)      (136.2)
                                                               ------------  ------------ ------------
   Accumulated other comprehensive income                             69.1         240.0        170.4
                                                              ------------   ------------ ------------
   Total stockholder's equity                                     10,721.4       9,791.6      9,498.8
                                                               ------------  ------------ ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                     $ 141,729.0   $ 131,471.5  $ 118,622.8
                                                               ============  ============ ============


Certain   amounts  for  1998  have  been   reclassified  to  conform  with  1999
classifications.

Reference should be made to the Notes to Consolidated Financial Statements

                                                                      Exhibit 20
                                                                     Page 2 of 7

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME,
                 NET INCOME RETAINED FOR USE IN THE BUSINESS AND
                              COMPREHENSIVE INCOME

                                                          Period Ended September 30,
                                                 ---------------------------------------------
                                                     Third Quarter           Nine Months
                                                 ---------------------- ----------------------
                                                    1999       1998        1999       1998
                                                 ----------- ---------- ----------- ----------
                                                           (in millions of dollars)
FINANCING REVENUE
Retail and lease financing                       $  1,095.2  $    982.1  $ 3,170.3  $ 2,834.4
Operating leases                                    1,902.1     1,822.2    5,494.4    5,415.8
Wholesale, commercial and other loans                 482.7       345.9    1,453.6    1,211.5
                                                 ----------- ---------- ----------- ----------
   Total financing revenue                          3,480.0     3,150.2   10,118.3    9,461.7
Interest and discount                               1,666.9     1,477.5    4,717.8    4,316.7
Depreciation on operating leases                    1,225.7     1,149.1    3,575.9    3,488.2
                                                 ----------- ---------- ----------- ----------
   Net financing revenue                              587.4       523.6    1,824.6    1,656.8
Insurance premiums earned                             449.7       466.1    1,338.5    1,416.9
Mortgage revenue                                      789.2       537.7    2,247.7    1,455.6
Other income                                          483.4       292.5    1,222.9      960.2
                                                 ----------- ---------- ----------- ----------
   Net financing revenue and other                  2,309.7     1,819.9    6,633.7    5,489.5
                                                 ----------- ---------- ----------- ----------

EXPENSES
Salaries and benefits                                 431.0       298.9    1,225.1      909.5
Other operating expenses                              767.5       630.6    2,101.6    1,692.1
Insurance losses and loss adjustment expenses         358.8       353.4    1,044.1    1,079.6
Provision for credit losses                            97.8        93.9      327.5      322.6
                                                 ----------- ---------- ----------- ----------
   Total expenses                                   1,655.1     1,376.8    4,698.3    4,003.8
                                                 ----------- ---------- ----------- ----------

Income before income taxes                            654.6       443.1    1,935.4    1,485.7
United States, foreign and other income taxes         262.3       130.0      759.7      458.6
                                                 ----------- ---------- ----------- ----------
NET INCOME                                            392.3       313.1    1,175.7    1,027.1

Net income retained for use in the business
 at beginning of the period                         8,060.0     6,890.3    7,351.6    6,326.3
                                                 ----------- ---------- ----------- ----------
Total                                               8,452.3     7,203.4    8,527.3    7,353.4
Cash dividends                                         --          75.0       75.0      225.0
                                                 ----------- ---------- ----------- ----------
NET INCOME RETAINED FOR USE IN THE BUSINESS
   AT END OF THE PERIOD                           $ 8,452.3   $ 7,128.4  $ 8,452.3  $ 7,128.4
                                                  =========== ========== =========== ==========

TOTAL COMPREHENSIVE INCOME                        $   347.6   $   244.0  $ 1,004.8  $   967.7
                                                  =========== ========== ========== ===========


                                                                     Exhibit 20
                                                                     Page 3 of 7

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  Nine Months Ended
                                                                    September 30,
                                                                 ---------------------
                                                                   1999       1998
                                                                 ---------- ----------
                                                                   (in millions of
                                                                        dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $ 1,175.7  $ 1,027.1
Depreciation                                                       3,666.6    3,542.9
Provision for credit losses                                          327.5      322.6
Gains on sales of finance receivables                                (64.2)     (31.0)
Gains on sales of available for sale investment securities          (137.0)    (111.2)
Mortgage loans - originations/purchases                          (39,107.5) (39,491.7)
               - proceeds on sale                                 42,362.8   39,186.6
Mortgage related securities held for trading
                                             - acquisitions         (989.9)  (1,678.6)
                                             - liquidations        1,283.8      897.5
Changes in the following items:
  Due to General Motors Corporation and affiliated companies        (377.3)     631.4
  Taxes payable and deferred                                         504.1      206.9
  Interest payable                                                   379.8      292.4
  Other assets                                                      (576.2)    (613.8)
  Other liabilities                                                  683.7      447.3
Other                                                                301.2      261.5
                                                                 ---------- ----------
  Net cash provided by operating activities                        9,433.1    4,889.9
                                                                 ---------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Finance receivables               - acquisitions                (138,717.9)(112,821.4)
                                  - liquidations                 100,272.0   86,578.6
Notes receivable from General Motors Corporation                  (1,167.3)  (1,774.4)
Operating leases                  - acquisitions                 (13,947.6) (13,899.6)
                                  - liquidations                   8,601.7    7,819.1
Investments in available for sale securities:
                                  - acquisitions                 (15,570.1) (14,286.2)
                                  - maturities                    13,453.3   12,004.9
                                  - proceeds from sales            1,760.4    2,836.3
Investments in held to maturity securities:
                                   - acquisitions                   (107.4)       -
                                   - maturities                        -          -
Mortgage servicing rights          - acquisitions                 (1,198.9)    (897.4)
                                   - liquidations                     33.6       66.9
Proceeds from sales of receivables - wholesale                    30,600.8   20,406.7
                                   - retail                        4,519.0    1,515.6
Net increase in short-term factored receivables                     (225.3)       -
Due and deferred from receivable sales                               131.1      513.2
Net acquisitions of subsidiaries                                  (2,120.4)     (58.3)
Other                                                               (116.1)     144.3
                                                                 ---------- ----------
  Net cash used in investing activities                          (13,799.1) (11,851.7)
                                                                 ---------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                          21,671.9   13,930.2
Principal payments on long-term debt                             (10,536.1)  (9,616.6)
Change in short-term debt, net                                    (6,988.2)   2,179.2
Notes payable to General Motors Corporation                          -          550.0
Dividends paid                                                       (75.0)    (225.0)
                                                                 ---------- ----------
  Net cash provided by financing activities                        4,072.6    6,817.8
                                                                 ---------- ----------

Effect of exchange rate changes on cash and cash equivalents           0.9       (1.0)
                                                                 ---------- ----------

  Net decrease in cash and cash equivalents                         (292.5)    (145.0)
Cash and cash equivalents at the beginning of the period             618.1      759.2
                                                                 ========== ==========
Cash and cash equivalents at the end of the period               $   325.6  $   614.2
                                                                 ========== ==========

SUPPLEMENTARY CASH FLOWS INFORMATION
  Interest paid                                                  $ 4,245.3  $ 3,954.5
  Income taxes paid                                                  124.1      206.2

Certain   amounts  for  1998  have  been   reclassified  to  conform  with  1999
classifications. Reference should be made to the Notes to Consolidated Financial
Statements

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONCLUDED)


SUPPLEMENTARY CASH FLOWS INFORMATION (CONCLUDED)

During the nine months ended September 30, 1999 and 1998, assets acquired, liabilities assumed, and consideration paid for the acquisitions of businesses were as follows:

                                          Nine Months Ended
                                            September 30,
                                          ------------------
                                          1999          1998
                                       -----------  -----------
                                       (in millions of dollars)
Fair value of assets acquired          $ 6,622.1    $   72.8
Cash acquired                              (43.9)       --
Liabilities assumed                     (4,457.8)      (14.5)
                                      ===========   ==========
Net acquisitions                       $ 2,120.4    $   58.3
                                      ===========   ==========

                                                                     Exhibit 20
                                                                     Page 4 of 7

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  FINANCE RECEIVABLES

The composition of finance receivables outstanding is summarized as follows:

                                September 30,    December 31,      September 30,
                                   1999              1998              1998
                                ------------     -----------       ------------
                                           (in millions of dollars)
United States
  Retail                        $ 34,654.7       $33,320.9         $31,748.1
  Wholesale                       16,021.2        17,721.7          13,719.4
  Commercial                       2,187.8            71.4             --
  Leasing and lease financing        600.3           631.8             602.4
  Other                            7,963.1         4,919.0           4,213.9
                               ------------     -----------      ------------
Total United States               61,427.1        56,664.8          50,283.8
                               ------------     -----------      ------------

Europe
  Retail                           5,768.5         5,282.0           5,321.3
  Wholesale                        3,596.8         4,422.5           3,324.0
  Commercial                       1,016.8           --                --
  Leasing and lease financing        457.2           483.3             516.1
  Other                              481.5           473.6             381.0
                               ------------     -----------      ------------
Total Europe                      11,320.8        10,661.4           9,542.4
                               ------------     -----------      ------------

Canada
  Retail                           2,077.1         1,747.2           1,686.6
  Wholesale                        2,088.4         1,935.7           1,739.4
  Commercial                         171.5           --                --
  Leasing and lease financing        821.5           806.0             893.8
  Other                              145.7           119.1              78.0
                               ------------     -----------      ------------
Total Canada                       5,304.2         4,608.0           4,397.8
                               ------------     -----------      ------------

Other Countries
  Retail                           2,442.3         2,308.2           2,278.6
  Wholesale                          969.5         1,017.7             862.7
  Leasing and lease financing        704.1           583.3             534.5
  Other                              188.9           258.2             205.3
                               ------------     -----------      ------------
Total Other Countries              4,304.8         4,167.4           3,881.1
                               ------------     -----------      ------------

Total finance receivables         82,356.9        76,101.6          68,105.1
                               ------------     -----------      ------------

Deductions
  Unearned income                  4,227.9         3,979.8           4,028.8
  Allowance for credit losses      1,148.3         1,020.6             982.7
                               ------------     -----------      ------------
Total deductions                   5,376.2         5,000.4           5,011.5
                               ------------     -----------      ------------
Finance receivables, net         $76,980.7       $71,101.2         $63,093.6
                               ============     ===========      ============

                                                                     Exhibit 20
                                                                     Page 5 of 7

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  NOTES, LOANS AND DEBENTURES PAYABLE WITHIN ONE YEAR

                                  September 30,    December 31,    September 30,
                                      1999             1998             1998
                                  ------------     ------------    ------------
                                            (in millions of dollars)

Short-term notes
 Commercial paper                 $ 29,813.6       $ 32,138.8        $ 26,406.4
 Master notes                        1,158.8            652.2             472.1
 Demand notes                        4,736.3          6,445.5           5,695.3
 Other                               1,162.0          1,437.2           1,230.3
                                 ------------     ------------     ------------
Total principal amount              36,870.7         40,673.7          33,804.1
Unamortized discount                  (312.0)          (127.5)           (137.2)
                                 ------------     ------------     ------------
Total                               36,558.7         40,546.2          33,666.9
                                 ------------     ------------     ------------

Bank loans and overdrafts
 United States                       2,592.0          1,669.9           2,291.0
 Other countries                     5,847.2          6,543.1           5,419.7
                                 ------------     ------------     ------------
Total                                8,439.2          8,213.0           7,710.7
                                 ------------     ------------     ------------

Other notes, loans and debentures
 payable within one year
 United States                      10,568.4         10,518.6           9,797.0
 Other countries                     3,081.8          1,538.9           1,386.9
                                 ------------     ------------      ------------
Total                               13,650.2         12,057.5          11,183.9
                                 ------------     ------------      ------------

Total payable within one year     $ 58,648.1       $ 60,816.7        $ 52,561.5
                                 ============     ============      ============

                                                                     Exhibit 20
                                                                     Page 6 of 7

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3.  NOTES, LOANS AND DEBENTURES PAYABLE AFTER ONE YEAR

                         Weighted Average
                         interest rates at     September 30,    December 31,      September 30,
                        September 30, 1999         1999             1998             1998
                        ------------------     -------------    ------------      ------------
                                                              (in millions of dollars)
1999                                           $     --         $    --           $   1,917.9
2000                          5.7%                2,489.1           10,195.4          7,992.5
2001                          6.0%               11,953.3            7,795.8          6,211.5
2002                          5.6%               10,379.5            7,039.2          6,787.9
2003                          5.9%                7,267.5            6,929.3          5,310.6
2004                          6.2%                4,438.9              997.2            413.6
2005 - 2009                   5.8%                5,850.0            2,673.9          3,190.4
2010 - 2014                   8.1%                2,841.2            1,600.0          1,400.0
2015 - 2019                  10.3%                  373.8              373.8            373.8
2020 - 2049                   5.1%                   75.0               75.0             75.0
                                              ------------       ------------     ------------
Total United sTATES                              45,668.3           37,679.6         33,673.2

Other countries
1999 - 2008                   5.3%               10,682.6            8,347.6          7,937.8
                                              ------------       ------------     ------------

Total notes, loans and debentures                56,350.9           46,027.2         41,611.0
                                              ------------       ------------     ------------
Unamortized discount                               (636.6)            (670.7)          (673.3)
                                              ------------       ------------     ------------

Total payable after one year                   $ 55,714.3       $   45,356.5      $  40,937.7
                                              ============      =============     ============


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

Financial results of GMAC's operating segments for the quarters and nine months ended September 30, 1999 and 1998 are summarized below:

(in millions of dollars)

                                                                                           Eliminations/
                                GMAC-NAO       GMAC-IO        GMACI        GMACMG        Reclassifications     Total
                               ----------     ---------      --------     --------       -----------------  -----------
For the Quarters Ended:
SEPTEMBER 30, 1999
Net financing
revenue                        $   344.4      $ 216.3        $    0.0     $    0.0       $   26.7            $  587.4

Other revenue                      503.8         40.7           590.5        618.9          (31.6)            1,722.3

Net income                         235.6         50.9            54.8         51.0            0.0               392.3

SEPTEMBER 30, 1998
Net financing
revenue                        $   339.8      $ 205.2        $    0.0     $    0.0       $  (21.4)           $  523.6

Other revenue                      339.2          7.6           579.1        351.0           19.4             1,296.3

Net income                         195.4         54.1            54.2          9.4            0.0               313.1

For the Nine Months Ended:
SEPTEMBER 30, 1999
Net financing
revenue                        $ 1,097.9      $ 665.4        $    0.0     $    0.0       $   61.3            $1,824.6

Other revenue                    1,300.2         65.9         1,761.4      1,756.7          (75.1)            4,809.1

Net income                         640.4        150.2           169.9        215.2            0.0             1,175.7

SEPTEMBER 30, 1998
Net financing
revenue                        $ 1,081.4      $ 613.8        $    0.0     $    0.0          (38.4)           $1,656.8

Other revenue                    1,046.8         20.7         1,790.8        943.7           30.7             3,832.7

Net income                         618.0        166.1           187.8         55.2            0.0             1,027.1


