Form 10-K
period 1999-12-31
GENERAL MOTORS ACCEPTANCE CORP
filed 2000-03-10
CIK 40729

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 --- FOR THE YEAR ENDED DECEMBER 31, 1999, OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
---  1934 FOR THE TRANSITION PERIOD FROM            TO

                                    Commission file number 1-3754

                      GENERAL MOTORS ACCEPTANCE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           38-0572512
-------------------------------------                    -----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

3044 West Grand Boulevard, Detroit, Michigan                       48202
--------------------------------------------                       -----
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code  313-556-5000
                                                    ------------

The registrant meets the conditions set forth in General Instruction I(1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

7.00% Notes due March 1, 2000                           Global Floating Rate Notes due September 25, 2002
9 3/8% Notes due April 1, 2000                          6 5/8% Notes due October 1, 2002
9 5/8% Notes due May 15, 2000                           8 1/2% Notes due January 1, 2003
5 5/8% Notes due February 15, 2001                      5 7/8% Notes due January 22, 2003
7 1/8% Notes due May 1, 2001                            6 3/4% Notes due March 15, 2003
6 7/8% Notes due July 15, 2001                          7 1/8% Notes due May 1, 2003
7.00% Notes due August 15, 2001                         8 3/4% Notes due July 15, 2005
6 3/8% Notes due December 1, 2001                       6 5/8% Notes due October 15, 2005
9 5/8% Notes due December 15, 2001                      6 1/8% Notes due January 22, 2008
5 1/2% Debentures due December 15, 2001                 8 7/8% Notes due June 1, 2010
6.00% Notes due February 1, 2002                        6.00% Debentures due April 1, 2011
6 3/4% Notes due February 7, 2002                       10.00% Deferred Interest Debentures due December 1, 2012
Floating Rate Notes due April 29, 2002                  10.30% Deferred Interest Debentures due June 15, 2015
7.00% Notes due September 15, 2002


All of the securities listed above are registered on the New York Stock
Exchange.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days. Yes  X . No     .
                      ---      ---

As of December 31, 1999, there were outstanding 10 shares of the issuer's common stock.

Documents incorporated by reference.  None.
                                      ----
================================================================================

                                    CONTENTS

                                     PART I                                                     Page No.
                                                                                                --------

Item 1.     Business                                                                                3

Item 2.     Properties                                                                              7

Item 3.     Legal Proceedings                                                                       7

                                     PART II

Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters                    8

Item 6.     Selected Financial Data                                                                 8

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                              9

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                             21

Item 8.     Financial Statements and Supplementary Data                                            24

                  Management's Responsibilities for Consolidated Financial Statements              24

                  Independent Auditors' Report                                                     25

                  Consolidated Balance Sheet                                                       26

                  Consolidated Statement of Income                                                 27

                  Consolidated Statement of Changes in Stockholder's Equity                        28

                  Consolidated Statement of Cash Flows                                             30

                  Notes to Consolidated Financial Statements                                       32

                  Supplementary Financial Data                                                     57

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                        58

            Signatures                                                                             59

            Exhibit Index                                                                          61

            Ratio of Earnings to Fixed Charges                                                     62

            Independent Auditors' Consent                                                          63


                                     PART I

ITEM 1.  BUSINESS

General Motors Acceptance Corporation (the "Company" or "GMAC"), a wholly-owned subsidiary of General Motors Corporation ("General Motors" or "GM"), was incorporated in 1997 under Delaware General Corporation Law. On January 1, 1998, the Company merged with its predecessor, which was originally incorporated in New York in 1919.

In conducting its primary form of business, GMAC and its affiliated companies have a presence in 36 countries and offer a wide variety of automotive financial services to and through franchised General Motors dealers throughout the world. GMAC also offers financial services to other automobile dealerships and to the customers of those dealerships. Additionally, the Company provides commercial financing for real estate, equipment and working capital to automobile dealerships, GM suppliers and customers of GM affiliates. The Company also provides commercial financing and factoring services for companies in the apparel, textile, automotive supplier and numerous other industries. GMAC's other financial services include insurance and mortgage banking. The Company had 27,383 and 23,619 employees worldwide, as of December 31, 1999 and 1998, respectively.

The Company operates directly and through its subsidiaries and affiliates (including joint ventures) in which the Company or GM has equity investments. In its principal markets, GMAC offers automotive financing and other services as described below. The Company operates its automotive financing services outside of the United States ("U.S.") in a similar manner, subject to local laws or other circumstances that may cause it to modify its procedures accordingly. The Company's policies and internal controls are designed to ensure compliance with applicable laws and regulations.

The automotive financing industry is highly competitive. The Company's principal competitors for retail financing and leasing are a large number of banks, commercial finance companies, savings and loan associations and credit unions. Wholesale and lease financing competitors are primarily comprised of other manufacturers' affiliated finance companies, independent commercial finance companies and banks. Neither the Company nor any of its competitors are considered to be a dominant force in the industry when analyzed individually. The Company's ability to offer competitive financing rates, the primary basis of competition, is directly affected by its access to capital markets. The Company applies a strategy of constantly reviewing funding alternatives to foster continued success. The quality of integrated GM and GMAC products and services provided to automotive dealerships and their customers contributes to the Company's competitive advantages.

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

As the financing of GM manufactured vehicles comprises a substantial portion of the Company's business, any protracted reduction or suspension of GM's production or sales resulting from a decline in demand, work stoppage, governmental action, adverse publicity, or other event, could have a substantial unfavorable effect on the Company's results of operations. Information about GM's production and sales can be found in GM's Annual Report on Form 10-K for the year ended December 31, 1999, filed separately with the Securities and Exchange Commission.

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

GMAC also provides subprime retail automotive financing and servicing to customers in the U.S. and Europe. Subprime financing in the U.S. is provided through Nuvell Financial Services ("Nuvell"), a wholly-owned subsidiary. In addition to subprime financing, Nuvell provides private-label servicing for SAAB Financial Services Corporation in the U.S. In Europe, On:Line Financing Holdings, Ltd., a majority-owned subsidiary, provides subprime as well as standard rate used vehicle financing.

Retail obligations are generally secured by lien notation on vehicle titles and/or other forms of security interest in the vehicles financed. After satisfying local requirements, GMAC is generally able to repossess the vehicle if the installment buyer fails to meet the obligations of the contract. The interests of both GMAC and the retail buyer are usually protected by automobile physical damage insurance.

General Motors may elect to sponsor retail finance programs by supporting special retail finance rates and/or guaranteeing residual values in excess of those established by independently published residual value guidebooks used by GMAC.

WHOLESALE FINANCING

Using GMAC's wholesale financing, qualifying dealers are able to finance new and used vehicles held in inventory pending sale or lease to retail or fleet buyers. When a dealer uses GMAC's Wholesale Finance Plan to acquire vehicles from a manufacturer or other vehicle sources, GMAC is ordinarily granted a security interest in those vehicles. GMAC is generally able to repossess the vehicle if the dealer does not pay the amount advanced or fails to comply with other conditions specified in the security agreement.

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

OPERATING LEASES
GMAC's most successful leasing program, called SmartLease in the U.S. and Canada, is a plan in which dealers originate the leases and offer them for purchase by GMAC. In Europe and Asia-Pacific, GMAC also offers full-service individual and fleet leasing products. In addition to the maintenance management services directly associated with the full-service lease, the Company offers services including fleet management, accident management, fuel programs, title and licensing services and short-term vehicle rental.

LEASING (CONCLUDED)

OPERATING LEASES (CONCLUDED)
As GMAC assumes ownership of the vehicles from the dealers, these leases are accounted for as operating leases with the capitalized cost of the vehicles recorded as depreciable assets (net investment in operating leases). In the U.S. and Canada, dealers are not responsible for customers' performances during the lease periods nor for the values of the vehicles at the time of lease maturities. Credit standards for these programs are similar to those applied to retail financing contracts. The SmartLease program encourages shorter customer trading cycles.

General Motors may elect to sponsor retail leasing programs by supporting special lease rates and/or guaranteeing residual values in excess of those established by independently published residual value guidebooks used by GMAC.

FINANCE LEASES
GMAC also offers other leasing plans directly to individual customers and other entities. Under these plans, the leases are accounted for as finance leases and the receivables from the customers are recorded as finance receivables. GMAC does not assume ownership of the vehicles. These leasing receivables essentially represent installment sales of vehicles, with the vehicles usually being acquired by the customers at the end of the lease contracts.

LEASE FINANCING
Dealers, their affiliates and other companies may obtain GMAC financing to buy vehicles, which they lease or rent to others. These leases, sometimes referred to as fleet leases, are categorized as finance receivables. GMAC generally has a security interest in these vehicles and in the rental payments. However, competitive factors occasionally result in a limited security interest in this collateral. Approximately 47% of GMAC's fleet financing receivables are covered by General Motors programs which provide a limited payment guarantee to participating financing institutions as consideration for extending credit to a fleet customer. Under these programs, General Motors will reimburse the financing institution, subject to certain limitations, for losses on the sales of vehicles that are returned to the selling dealers or repossessed.

COMMERCIAL FINANCING

Through operations in the U.S., United Kingdom and Canada, the Company provides secured financing to companies in the apparel, textile, automotive supplier and numerous other industries. Financing is provided to clients through revolving lines of credit, term loans and the purchase of accounts receivable owed to clients from their customers (known as "factoring"). The Company also provides receivable/collection management products as well as guarantees amounts due under letters of credit issued by the clients to their suppliers. Accounts receivable and inventories are the primary security for commercial financing and factoring products and services.

INSURANCE

GMAC Insurance Holdings, Inc. ("GMACI"), a holding company formed in 1997, conducts insurance operations primarily in the U.S., Canada and Europe through its subsidiaries, Motors Insurance Corporation ("MIC"), Integon Corporation ("Integon"), and GMAC RE Corp. ("GMAC RE"). GMACI insures and reinsures extended warranty, personal insurance coverages ranging from preferred to non-standard risks and selected commercial insurance coverages. GMACI acquired Integon on October 17, 1997 for $523 million plus the assumption of $250 million in long-term debt.

Commercial lines coverages include insurance for dealer vehicle inventories as well as other dealer property and casualty coverages. MIC also provides collateral protection coverage to GMAC on certain vehicles securing GMAC retail installment contracts. Additionally, GMAC RE underwrites diverse property and casualty risks, primarily in the U.S. market.

INSURANCE (CONCLUDED)

Personal lines coverages, which include automobile, homeowners and umbrella liability insurance, are offered on a direct response and agency basis. Integon's non-standard automobile insurance is offered by approximately 15,000 independent agents in 35 states. The non-standard auto insurance market offers insurance to individuals that do not meet the underwriting criteria of most standard insurance companies.

The property casualty insurance industry is highly competitive. Competition in the property casualty markets in which GMACI operates consists of large multi-line companies and smaller specialty carriers. None of these companies, including GMACI, holds a dominant position in these markets.

There are no material seasonal factors that affect the quarterly results of GMACI.

MORTGAGE BANKING

GMAC Mortgage Group, Inc. and its subsidiaries ("GMACMG") perform a wide array of real estate financial services including the origination, purchase, financing and servicing of residential, commercial and multifamily mortgage loans as well as the issuing, purchasing and selling of mortgage-backed securities. In addition, GMACMG actively pursues the acquisition of mortgage servicing rights from other mortgage bankers and financial institutions. Operations of GMACMG's various mortgage banking subsidiaries are conducted through its three primary businesses: GMAC Residential Holding Corp. ("GMACM"); GMAC Commercial Holding Corp. ("GMACCM"); and Residential Funding Corporation ("RFC").

GMACM originates first and second lien residential mortgage loans through a nationwide retail network and direct lending centers, including its Family First program. Family First is a custom mortgage service program offered to GM employees, dealers and stockholders. In addition to selling its originated loans in the secondary market while retaining the right to service the loans, GMACM actively acquires servicing rights from other mortgage bankers and financial institutions. GMACM has diversified its operations to include trustee services and mortgage-related insurance products. GMACM also operates a national real estate franchise network and provides relocation services. During 1999, GMACM expanded operations through various acquisitions that increased the capacity of direct lending operations, added consumer-direct advertising expertise and established GMACM's presence in the internet mortgage origination market.

GMACCM is the nation's largest commercial and multifamily mortgage loan servicer based on dollar volume of commercial and multifamily mortgages serviced for third party investors as of December 31,1999. It is a direct lender and correspondent for life insurance companies and pension funds. GMACCM provides a wide range of innovative financial products and services including long-term, interim and construction financing, appraisal services and specialized financing and marketing services. During 1998, GMACCM diversified its operations through various acquisitions, most notably, an investment banking firm/licensed broker/dealer which specializes in the financing of real estate related projects and two software development companies which specialize in mortgage banking software.

RFC is engaged in several interrelated business lines including mortgage securitization, investing, origination and lending operations. RFC is the number-one issuer of private-label mortgage-backed securities in the U.S. based on dollar volume of private-label mortgage-backed securities issued as of December 31, 1999. RFC purchases non-conforming, single-family residential mortgages from mortgage lenders throughout the U.S., securitizes such mortgages into mortgage pass-through certificates, sells the certificates to investors and performs master servicing of these securities on behalf of investors. In addition to prime residential mortgages, RFC also purchases and securitizes subprime residential mortgages, home equity lines of credit and home improvement loans. RFC also provides warehouse lending facilities to certain mortgage banking customers secured principally by mortgage collateral as well as long-term secured lines of credit to construction lending project managers and national and regional homebuilders. In addition, Residential Money Centers, a GMACMG subsidiary, offers a variety of first- and second-mortgage loans to homeowners who do not meet the credit standards normally required for purchase by government-sponsored enterprises.

ITEM 1.  BUSINESS (CONCLUDED)

MORTGAGE BANKING (CONCLUDED)

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

Residential mortgage volume is generally subject to seasonal trends. These trends reflect the general national pattern of sales and resales of homes, which typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. However, the seasonal trends do not have a material impact on GMACMG's interim results. Refinancings tend to be less seasonal and more closely related to changes in interest rates. In addition to having an effect on refinancing, changes in interest rates affect the volume of loan originations and acquisitions, the interest rate spread on mortgage-related investments and loans held for sale, the amount of gain or loss on the sale of loans and the value of GMACMG's servicing portfolio.


FINANCIAL INFORMATION

Financial information regarding operating segments and operations by geographic area is set forth in Note 1 and Note 15 in the Notes to Consolidated Financial Statements.


ITEM 2.  PROPERTIES

The Company and its subsidiaries have 277 automotive financial services offices, 18 commercial financial services offices, 103 insurance offices and 522 mortgage offices. Of the number of financial services offices, 214 are in the United States and Puerto Rico, 18 in Canada and 45 in other countries. Of the number of commercial financial services offices, 10 are located in the United States, 2 in Canada and 6 in the United Kingdom. There are 94 insurance offices in the United States, 5 in Europe, 2 in Canada and 2 in Latin America. Of the number of mortgage offices, 513 are located in the United States, 1 in Canada, 2 in Mexico, 1 in Japan, 1 in France and 4 in the United Kingdom. Substantially all premises are occupied under lease. Automobiles, office equipment and real estate properties owned and in use by the Company are not significant in relation to the total assets of the Company.


ITEM 3.  LEGAL PROCEEDINGS

GMAC is subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of GMAC under these government regulations and under these claims and actions, was not determinable at December 31, 1999. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company is a wholly-owned subsidiary of General Motors and, accordingly, all shares of the Company's common stock are owned by General Motors. There is no market for the Company's common stock.

The Company paid cash dividends to General Motors of $75 million in 1999, $300 million in 1998 and $750 million in 1997.


ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS


                                              1999            1998            1997            1996            1995
                                         --------------  --------------  --------------  --------------  --------------
INCOME AND NET INCOME RETAINED FOR USE                             (in millions of dollars)
IN THE BUSINESS

Financing revenue and other income         $  20,218.0     $  17,913.9     $  16,595.4     $  15,973.7     $  14,863.2
                                         --------------  --------------  --------------  --------------  --------------

Interest and discount                          6,526.2         5,786.9         5,255.5         4,937.5         4,936.3
Depreciation on operating leases               4,891.7         4,692.4         4,677.5         4,627.0         4,304.8
Operating expenses                             4,518.9         3,565.1         2,852.2         2,690.3         2,391.8
Insurance losses and loss adjustment
 expenses                                      1,389.9         1,469.4         1,073.5           972.2           998.3
Provision for credit losses                      403.8           463.1           522.7           669.0           448.8
                                         --------------  --------------  --------------  --------------  --------------
   Total expenses                             17,730.5        15,976.9        14,381.4        13,896.0        13,080.0
                                         --------------  --------------  --------------  --------------  --------------

Income before income taxes                     2,487.5         1,937.0         2,214.0         2,077.7         1,783.2
United States, foreign and other
 income taxes                                    960.2           611.7           912.9           837.2           752.2
                                         --------------  --------------  --------------  --------------  --------------
Net income                                     1,527.3         1,325.3         1,301.1         1,240.5         1,031.0
Cash dividends                                    75.0           300.0           750.0         1,200.0           950.0
                                         ==============  ==============  ==============  ==============  ==============
Net income retained in the year            $   1,452.3     $   1,025.3     $     551.1     $      40.5     $      81.0
                                         ==============  ==============  ==============  ==============  ==============


TOTAL ASSETS                               $ 148,789.2     $ 131,760.4     $ 109,685.9     $  99,852.6     $  96,269.4
                                         ==============  ==============  ==============  ==============  ==============

DEBT
   Short-term debt                         $  50,838.5     $  49,491.2     $  41,464.5     $  36,496.3     $  34,437.8
   Long-term debt                             70,319.7        56,682.0        45,436.8        42,300.9        40,484.6
                                         --------------  --------------  --------------  --------------  --------------
TOTAL DEBT                                 $ 121,158.2     $ 106,173.2     $  86,901.3     $  78,797.2     $  74,922.4
                                         ==============  ==============  ==============  ==============  ==============


Certain amounts for the 1995 through 1998 periods have been reclassified to conform with 1999 classifications.

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


RESULTS OF OPERATIONS

GMAC earned consolidated net income of $1,527.3 million, up 15% from the $1,325.3 million earned in 1998. These earnings represent a record for GMAC and 1999 is the fifth straight year of increased earnings. The following table summarizes the most recent earnings of GMAC's automotive financing, insurance and mortgage operations on a year-to-year basis:


                                                                    Net Income
                                                ----------------------------------------------------
                                                     1999               1998              1997
                                                ---------------   ---------------   ----------------
                                                             (in millions of dollars)
Automotive and other financing operations         $  1,056.9       $     984.4        $    909.9
Insurance operations *                                 209.9             225.9             224.6
Mortgage operations**                                  260.5             115.0             166.6
                                                ---------------   ---------------   ----------------
Consolidated total                                $  1,527.3        $  1,325.3        $  1,301.1
                                                ===============   ===============   ================


*  GMAC Insurance Holdings, Inc.
** GMAC Mortgage Group, Inc.


On a consolidated basis, GMAC's return on average equity capital was 14.7% in 1999, compared to 14.3% in 1998 and 15.3% in 1997. Total cash dividends paid to General Motors in 1999 were $75 million compared with $300 million in 1998 and $750 million in 1997.

In 1999, net income from automotive and other financing operations totaled $1,056.9 million, which is 7.4% and 16.2% higher than 1998 and 1997, respectively. Earnings in 1999 were higher due to increased financing volumes and reduced credit losses, partially offset by a higher effective tax rate. The increase in 1998 from 1997 was primarily attributable to retail asset growth, reduced credit losses and a lower effective income tax rate, partially offset by lower net interest margins and lower wholesale volume.

Net income from insurance operations totaled $209.9 million in 1999, 7.1% and 6.5% lower than 1998 and 1997 earnings, respectively. The decrease was primarily attributable to pricing pressure in the personal lines insurance business. Net income was relatively unchanged from 1997 to 1998.

Net income from mortgage operations totaled $260.5 million in 1999, 126.5% and 56.4% higher than 1998 and 1997 earnings, respectively. The strong year-over-year performance reflects improvement across all sectors. The unusually low earnings in 1998 were largely due to reduced mortgage asset values from higher prepayment levels.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

UNITED STATES NEW PASSENGER CAR AND TRUCK DELIVERIES

U.S. deliveries of new GM vehicles during 1999 were higher than 1998 levels primarily as a result of an overall increase in the number of vehicles produced in the industry. Additionally, production in 1998 was reduced by an estimated 545,000 units due to a 54-day work stoppage from June 5, 1998 through July 28, 1998 at GM. The decline in financing penetration in 1999 from 1998 was primarily the result of competitive market conditions. The increase in 1998 over 1997 resulted from GMAC's special rate financing and lease incentive programs sponsored by GM.


                                                             For the Years Ended December 31,
                                                          ----------------------------------------
                                                             1999           1998            1997
                                                          -----------    ----------     ----------
                                                                  (in millions of units)

Industry                                                     17.4           16.0            15.5
General Motors                                                5.0            4.6             4.8

U.S. new GM vehicle deliveries financed by GMAC
  Retail (installment sale contracts and
   operating leases)                                         40.5%          41.3%           33.1%
 Fleet transactions (lease financing)                         1.6%           2.1%            2.9%
Total                                                        32.7%          33.3%           27.1%


FINANCING VOLUME

The number of new vehicle deliveries financed for GM and other dealers are summarized below:


                                                             For the Years Ended December 31,
                                                          ----------------------------------------
                                                             1999           1998            1997
                                                          -----------    ----------     ----------
                                                                  (in thousands of units)

UNITED STATES
  Retail installment sale contracts                           867            929             846
  Operating leases                                            774            598             430
  Leasing                                                      24             26              35
                                                          ===========    ==========     ==========
New deliveries financed                                      1,665         1,553           1,311
                                                          ===========    ==========     ==========

OTHER COUNTRIES
  Retail installment sale contracts                           470            410             327
  Operating leases                                            291            308             303
  Leasing                                                      66             61              82
                                                          ===========    ==========     ==========
New deliveries financed                                       827            779             712
                                                          ===========    ==========     ==========

WORLDWIDE
  Retail installment sale contracts                         1,337          1,339           1,173
  Operating leases                                          1,065            906             733
  Leasing                                                      90             87             117
                                                          ===========    ==========     ==========
New deliveries financed                                     2,492          2,332           2,023
                                                          ===========    ==========     ==========

The number of new vehicles financed in the U.S. in 1999 was higher than 1998, primarily as a result of an overall increase in the number of units financed in the industry as well as the impact of the 1998 work stoppage mentioned earlier. Additionally, continued operating lease incentive programs sponsored by GM in the U.S. contributed to the 1999 increase over 1998. The increase in the number of vehicles financed in the U.S. during 1998, compared to 1997, was primarily a result of increased incentive programs sponsored by GM. Outside of the U.S., retail volume in Europe, Canada and Asia-Pacific and operating lease volume in Canada increased as a result of similar incentive plans offered by GM during 1999. These increases were partially offset by lower operating lease volume in Europe and Latin America.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCING VOLUME (CONCLUDED)

The average new vehicle retail finance contract purchased by GMAC in the United States during 1999 was $22,300 compared to $20,800 in 1998 and $20,100 in 1997.
The average term for new vehicle retail finance contracts purchased was 54 months in 1999, compared to 52 months in 1998 and 56 months in 1997, while the monthly payment on such contracts purchased in 1999 averaged $412, compared to $401 in 1998 and $359 in 1997. The increases in the average amount of retail finance contract purchased and the average monthly payment were primarily the result of a reduction in the average customer downpayment and an increase in the average customer finance rate. This was partially offset by an increase in the average term.

During 1999, the average capitalized cost for new vehicle retail operating lease contracts entered into in the United States was $23,700 compared to $24,400 in 1998 and $25,600 in 1997. The average term of such new vehicle retail leases was 36 months in 1999, 34 months in 1998 and 33 months in 1997. The average monthly retail lease payments on such contracts were $340 in 1999, $352 in 1998 and $379 in 1997. The changes in average cost, term and monthly payment during 1999 were mainly attributable to a more diverse mix of vehicles within the leasing portfolio and a shift to longer term incentivized leases sponsored by GM.

GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, wholesale inventory financing was provided for 3.5 million, 2.8 million and 3.3 million new GM vehicles, representing 67.7%, 64.1% and 67.2% of all GM sales to U.S. dealers during 1999, 1998 and 1997, respectively. The increase was attributable to marketing initiatives and competitive pricing strategies offered by the Company.

ASSETS

Cash and cash equivalents totaled $704.3 million at December 31, 1999, compared with $618.1 million held at December 31, 1998.

At the end of 1999, the Company owned assets and serviced automotive receivables totaling $162.3 billion, an increase of $23.2 billion over year-end 1998. Total consolidated assets of the Company at December 31, 1999 were $148.8 billion, $17.0 billion above the previous year. The year-to-year increases were primarily the result of higher commercial and other loan receivables, serviced retail and wholesale loan receivables, operating lease assets, intangible assets, and receivables due from GM. These increases were partially offset by a decline in real estate mortgage inventory held for sale.

Consolidated automotive and commercial finance receivables serviced by the Company, including sold receivables, amounted to $97.0 billion and $79.9 billion at December 31, 1999 and 1998, respectively. The year-to-year increase was primarily a result of a $7.4 billion increase in commercial and other loan receivables, a $5.1 billion increase in serviced retail receivables and a $4.7 billion increase in serviced wholesale receivables. The change in commercial and other loan receivables was due to the acquisition of Bank of New York Financial Corporation ("BNYFC") in July 1999 and increases in secured notes. The increase in wholesale receivable balances over the prior year was a result of an overall increase in the number of units financed in the industry as well as the impact of the 1998 work stoppages previously mentioned and higher penetration. Continued retail financing incentives sponsored by GM contributed to the increase in serviced retail receivables. Principal balances of active trusts of sold wholesale receivables (including retained subordinated interests) during 1999 increased $5.1 billion, due to the completion of two sales in 1999. There were no sales of wholesale receivables during 1998. Additionally, outstanding principal balances of sold retail automotive receivables (including retained subordinated interests) increased by $1.6 billion due to the completion of three sales during 1999 compared with one sale in 1998.

Operating lease assets, net of depreciation, acquired principally under the GMAC SmartLease program, totaled $30.2 billion at year-end 1999, an increase of $2.3 billion over year-end 1998. The growth from year-end 1998 was primarily attributable to continued GM sponsored lease incentive programs in the U.S.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ASSETS (CONCLUDED)

The increase in receivables due from GM relates to additional loans from GMAC of Canada, Limited, a wholly-owned subsidiary, to GM of Canada Limited ("GMCL"), a wholly-owned subsidiary of GM. The loans are used to fund GMCL's vehicle leasing program.

The real estate mortgage inventory held for sale amounted to $5.7 billion at December 31, 1999, $2.3 billion below the prior year-end level. The lower year-end balance reflected a 6.5% decline in loan origination activities.

Other assets totaled $9.6 billion at December 31, 1999, $2.7 billion above the prior year-end, primarily resulting from an increase in intangible assets related to the 1999 acquisitions of various subsidiaries.

LIQUIDITY

The Company's liquidity as well as its ability to profit from ongoing acquisition activity is in large part dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. In this regard, GMAC regularly accesses the short-term, medium-term, and long-term debt markets, principally through commercial paper, notes and underwritten transactions.

As of December 31, 1999, GMAC's total borrowings were $121.2 billion compared with $106.2 billion at December 31, 1998. Approximately 79% of this debt represented funding for operations in the United States, and the remaining 21% represented borrowings for operations in Canada (9%), Germany (3%) and other countries (9%). The 1999 year-end ratio of consolidated debt to total stockholder's equity was 10.9:1 compared to 10.8:1 for year-end 1998. The higher year-to-year debt balances were principally used to fund increased asset levels. Total short-term debt outstanding at December 31, 1999, amounted to $50.8 billion compared with $49.5 billion at year-end 1998.

Intermediate and long-term funding is provided through the issuance of underwritten debt and medium-term notes, which are offered by prospectus, offering circular or private placement worldwide on a continuous basis. GMAC sells medium-term notes worldwide through dealer agents in book-entry form for any maturity ranging from nine months to thirty years. Sales of medium-term notes for U.S. operations totaled $12.1 billion in 1999 compared to $11.6 billion in 1998. Outstanding medium-term notes for U.S. operations totaled $32.1 billion at December 31, 1999, an increase of $5.7 billion from the prior-year period. During 1999, underwritten debt issues totaling $8.7 billion were completed for use in the U.S., compared with $6.0 billion in 1998. Underwritten debt issues outstanding in the U.S. at December 31, 1999 totaled $25.2 billion, an increase of $4.8 billion from year-end 1998. As of December 31, 1999, the Company had unissued debt securities available under effective shelf registrations with the U.S. Securities and Exchange Commission totaling $18.8 billion.

The Company and its subsidiaries maintain substantial bank lines of credit which totaled $46.2 billion at December 31, 1999, compared to $42.9 billion at year-end 1998. The unused portion of these credit lines totaled $35.6 billion at December 31, 1999, $2.4 billion higher than December 31, 1998. Included in the unused credit lines at December 31, 1999, is a $14.7 billion syndicated multi-currency global credit facility available for use in the U.S. by GMAC and in Europe, by GMAC International Finance B.V. and GMAC (UK) plc. At December 31, 1998, syndicated revolving credit facilities of $11.2 billion were available for use by these entities. The entire $14.7 billion is available to GMAC in the U.S., $0.9 billion is available to GMAC (UK) plc and $0.8 billion is available to GMAC International Finance B.V. The syndicated credit facilities serve primarily as back-up for GMAC's unsecured commercial paper programs. Also included in the unused credit lines is a $12.0 billion U.S. asset-backed commercial paper liquidity and receivables facility for New Center Asset Trust ("NCAT"), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY (CONTINUED)

In June 1999, GMAC modified its existing syndicated revolving credit facilities to combine the U.S. and certain European facilities into one syndicated multi-currency global facility. Modified terms consisted of five years on one-half of the facility, with a 364-day term (including a provision that allows GMAC to draw down a one year term loan on the termination date) on the remaining facility. Additionally, there is a leverage covenant restricting the ratio of consolidated debt to total stockholder's equity to no greater than 11.0:1. This covenant is only applicable under certain conditions. Those conditions are not in effect now and were not in effect during the year ended December 31, 1999.

Outside the United States, funding needs are met primarily by a combination of short-term and medium-term loans from banks and other financial institutions. Where it is cost-effective, the Company also issues commercial paper as well as medium-term and long-term debt in both the Euro and local markets to fund certain non-U.S. operations.

Credit facilities supporting operations of the Company's international subsidiaries totaled $17.5 billion at December 31, 1999, of which $9.8 billion were unused. As of December 31, 1999, the committed and uncommitted portion of such credit facilities totaled $4.9 billion and $12.6 billion, respectively.

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

Substantially all of the Company's short-term, medium-term and long-term debt has been rated by four nationally recognized statistical rating organizations. As of March 10, 2000, all of the latest ratings assigned were within the investment grade category.


                                                Senior         Commercial
Rating Agency                                    Debt            Paper
                                               ---------     ---------------

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

As of March 10, 2000, GMAC is not under review by any of the above rating agencies.

In managing the interest rate and foreign exchange exposures of a multinational finance entity, the Company and its subsidiaries utilize a variety of interest rate and currency derivative financial instruments. As an end-user of such instruments, GMAC is in a better position to expand its investor base and to minimize its funding costs, enhancing its ability to offer attractive, competitive financing rates to its customers. The portfolio consists primarily of interest rate swaps, futures and options; currency swaps and forwards which are matched to offset a companion asset or funding obligation; and hedges related to mortgage operations.

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

The aggregate fair value of the Company's derivatives portfolio represents a nominal percentage of its $11.1 billion equity base at December 31, 1999. The total notional amount of the derivatives portfolio was $77.6 billion and $107.7 billion at December 31, 1999 and 1998, respectively. The decrease in 1999 year-end notional outstandings was primarily attributable to a decrease in financial instruments associated with mortgage servicing.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOWS

Cash provided by operating activities during 1999 totaled $10.2 billion, an increase from the $3.9 billion and $2.9 billion provided during the comparable 1998 and 1997 periods, respectively. The additional operating cash flow in 1999 over 1998 was primarily the result of an increase in proceeds from sales of mortgage loans and mortgage related securities held for trading and a reduction in originations/purchases of mortgage loans and acquisitions of mortgage-related securities held for trading. These increases were partially offset by a decline in the payables due to GM and affiliated companies and other liabilities. The increase in 1998 over 1997 was primarily the result of increased other liabilities related to mortgage operations, partially offset by increased net purchases of mortgage loans.

Cash used for investing activities during 1999 totaled $21.4 billion, compared with $23.0 billion and $11.3 billion during the same periods in 1998 and 1997, respectively. Cash usage decreased in 1999 from 1998 primarily as a result of increased proceeds from sales of receivables, largely offset by net increases in acquisitions of finance receivables and net acquisitions of subsidiaries. The increase in 1998 from 1997 was primarily attributable to greater net finance receivable acquisitions and a decrease in sales of retail receivables proceeds. Additionally, increases in receivables due from GM and mortgage servicing rights acquisitions, partially offset by increased net liquidations of investments in securities, contributed to the change.

Cash provided by financing activities during 1999 totaled $11.3 billion, compared with $18.9 billion and $8.4 billion during 1998 and 1997, respectively. The decrease in 1999 from 1998 is primarily the result of a reduction in short-term debt, partially offset by a net increase in long-term debt. The increase in 1998 over 1997 was primarily the result of increases in short- and long-term debt and lower dividends paid to GM.

COLLECTION RESULTS AND ASSET QUALITY

The following statistics, which include owned and sold automotive assets, summarize the Company's delinquency, repossession and loss experience:


                                                                            For the Years Ended December 31,
                                                                       --------------------------------------------
                                                                           1999            1998             1997
                                                                       ------------    ------------    ------------
Retail - Worldwide
Accounts past due over 30 days (average)                                   1.8%            3.0%            3.6%
Repossessions of new vehicles                                              1.4%            1.5%            1.8%
Repossessions of used vehicles                                             2.9%            3.4%            3.9%

Net retail losses as a percent of
 total average serviced receivables                                        0.63%           0.78%           1.18%

Net retail losses as a percent of liquidations
Retail serviced - Worldwide                                                1.17%           1.53%           1.90%
New retail serviced - United States                                        0.93%           1.27%           1.58%
Retail sold - United States                                                0.78%           0.98%           0.78%

Charge-offs - Worldwide (in millions of dollars)
Total serviced receivables, net of recoveries                          $  295.6        $  351.0        $  533.4
Total owned receivables, net of recoveries                                262.7           307.1           496.9

Allowance for credit losses as a percent of
 total net serviced receivables - Worldwide                                1.20%           1.32%           1.29%

Operating lease portfolio - United States (average)
Accounts past due over 30 days                                             1.30%           1.44%           1.64%
Early terminations by default as a percent of units outstanding            1.09%           1.29%           1.88%


As a result of tightened credit standards and continued collection efforts, repossessions and losses in the retail portfolio and early terminations as a percent of operating lease units outstanding have decreased since 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COLLECTION RESULTS AND ASSET QUALITY (CONCLUDED)

Revenue recognition was suspended on approximately 0.31% and 0.33% of gross retail finance receivables as of December 31, 1999 and 1998, respectively. Revenue recognition was suspended on approximately 0.01% and 0.04% of gross non-retail finance receivables as of December 31, 1999 and 1998, respectively.

Collateral with a net book value of $109.5 million and $93.6 million has been acquired in satisfaction of retail loans and leases outstanding as of December 31, 1999 and 1998, respectively. For non-retail finance receivables, collateral with a net book value $1.4 million has been acquired in satisfaction of loans outstanding for both December 31, 1999 and 1998.

BORROWING COSTS

The Company's worldwide cost of borrowing, including the effects of derivatives, averaged 5.67% for 1999, a decrease of 32 and 63 basis points from the comparable periods of 1998 and 1997, respectively. Total borrowing costs for U.S. operations averaged 5.66% for 1999, compared to 5.89% and 6.39% for 1998 and 1997, respectively. The lower average borrowing costs since 1997 were largely a result of lower short-term market interest rates.

The benefits of these lower average borrowing costs were evident when comparing the Company's 21% increase in average outstanding debt balances in 1999 over 1998, with an accompanying increase of only 13% in interest and discount expense from 1998 to 1999.

AUTOMOTIVE FINANCING REVENUES AND OTHER INCOME

Financing revenue totaled $13.8 billion in 1999, compared to $12.7 billion and $12.6 billion for 1998 and 1997, respectively. The increases were mainly due to higher average retail, operating lease and other loan receivable balances which resulted from continued retail financing incentives sponsored by GM.

Retail and lease financing revenue totaled $4,303.0 million for 1999, which was $434.2 million and $732.5 million above 1998 and 1997, respectively. The increase in 1999 over 1998 and 1997 was mainly due to higher average outstanding retail balances which resulted from continued retail financing incentives sponsored by GM.

Wholesale, commercial and other loan financing revenue amounted to $2,045.7 million, compared with $1,628.9 million and $1,745.6 million in 1998 and 1997, respectively. The increase in 1999 from 1998 was mainly attributable to increased commercial loan receivables due to the acquisition of Bank of New York Financial Corporation in July 1999 and increases in other secured notes. The decrease in 1998 from 1997 was attributed to the GM work stoppages mentioned previously.

Operating lease revenue, net of depreciation, totaled $2,537.5 million in 1999, compared to $2,540.6 million and $2,583.0 million in 1998 and 1997, respectively.

Other income, including gains and fees related to sold finance receivables, totaled $1,663.9 million for 1999, compared to $1,294.9 million and $1,159.7 million during the comparable 1998 and 1997 periods, respectively. The increase in 1999 over 1998 was primarily the result of increased sales of wholesale and retail finance receivables and increased interest earned on receivables due from GM. The increase in 1998 over 1997 was primarily the result of higher capital gains and investment income at GMACI, and increased interest earned on receivables due from GM, partially offset by lower income and gains from sales of retail finance receivables.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

AUTOMOTIVE FINANCING REVENUES AND OTHER INCOME (CONCLUDED)

Pre-tax gains on sold retail receivables, excluding the related limited recourse loss provision established at loan origination, totaled $64.2 million during 1999 compared with $31.0 million in 1998 and $84.8 million in 1997. Retail receivables sales generally accelerate the recognition of income on retail contracts, net of servicing fees and other related deferrals, into the period the receivables are sold. The amount of such gains is affected by a number of factors and may create variability in quarterly earnings depending on the type and amount of receivables sold and the structure used to effect the sale, as well as the prevailing financial market conditions.

This acceleration results in the pre-tax gains reflected above and can create variability in annual earnings depending on the amount, timing and the net margin between the average yield and all-in-cost of the sold receivables. The acceleration also reduces profit potential in future periods. Although this acceleration can significantly impact quarterly or year-to-year comparisons, it should be noted that the Company generally recognizes approximately 70% of interest and discount revenue in the first two years of a retail contract (reflecting the term of the underlying contracts, revenue recognition methods and historical prepayment experience). As such, depending on the timing of receivables sales in a given year, the net impact on annual earnings may be substantially less than the gains indicated.

EXPENSES

Consolidated salaries and benefits increased in 1999 to $1,591.9 million from $1,231.0 million and $1,050.4 million in 1998 and 1997, respectively. The increase in salaries since 1997 primarily reflected continued growth at GMACMG.

Consolidated other operating expenses totaled $2,927.0 million, $2,334.1 million and $1,801.8 million in 1999, 1998 and 1997, respectively. The increases since 1997 primarily reflected continued growth and acquisitions at GMACMG. The increase in 1999 over 1998 also includes an increase in goodwill amortization related to GMAC acquisitions.

As noted earlier, net retail losses as a percentage of total average serviced automotive receivables was 0.63%, 0.78% and 1.18% in 1999, 1998 and 1997, respectively. The decrease since 1997 was primarily the result of a 7% and 17% decline in the number of new and used vehicles repossessed in 1999 and 1998, respectively. These decreases in repossessions and losses resulted in the $403.8 million provision for credit losses for 1999, which was $59.3 million and $118.9 million below the 1998 and 1997 provisions, respectively.

INCOME TAXES

Consolidated United States, foreign and other income taxes totaled $960.2 million, $611.7 million and $912.9 million for 1999, 1998 and 1997, respectively. The effective income tax rate for 1999 was 38.6%, compared to 31.6% in 1998 and 41.2% in 1997. The increase in the 1999 effective tax rate can be attributed to a decrease in U.S. and foreign taxes assessed on foreign source income during 1998.

INSURANCE OPERATIONS

Gross premiums written by GMACI and its subsidiaries totaled $2,231.8 million, $2,250.4 million and $1,594.1 million in 1999, 1998 and 1997, respectively. Net premiums earned totaled $1,793.9 million in 1999, a decrease of $64.5 million from 1998 and an increase of $433.5 million over 1997. The decrease from 1998 was primarily the result of declines in new and renewal personal auto policies outstanding, partially offset by increases in the mechanical protection and property and casualty reinsurance lines of business. The increase over 1997 was mainly attributable to the inclusion of Integon's non-standard automobile coverages since its acquisition in October 1997 as well as increases in the volume of mechanical lines and property and casualty reinsurance.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INSURANCE OPERATIONS (CONCLUDED)

Pre-tax capital gains at GMACI, which are included in other income, totaled $158.8 million for 1999, a decrease of $7.0 million from 1998 and an increase of $28.6 million over 1997. Fluctuations in realized capital gains are primarily due to the timing of sales of individual securities and overall market conditions.

Insurance losses and loss adjustment expenses totaled $1,389.9 million for 1999, a decrease of $79.5 million from 1998 and an increase of $316.4 million over 1997. The decline in 1999 when compared to 1998 is largely due to lower non-standard personal auto policies in force and the non-renewal of certain passenger auto policies that had yielded adverse results in 1998, partially offset by a higher frequency of claims in mechanical coverages and increased property and casualty reinsurance volume. The increases since 1997 are primarily due to the inclusion of Integon's non-standard automobile coverages since its acquisition in October 1997.

MORTGAGE OPERATIONS

GMACMG continued to maintain its position as a leading real estate financial services company in the United States. Loan origination, mortgage servicing acquisitions and correspondent loan volume totaled $91.6 billion, $152.0 billion and $53.9 billion for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease from 1998 was attributed to increased interest rates in 1999 causing a sharp decline in refinancing activity as well as decreased levels of bulk loan purchases from institutional clients. The increase in 1998 over 1997 represents growth from commercial operations, diversification of its mortgage securitization and lending operations, and participation in the market for residential and commercial servicing rights. Reflecting stronger business activities and acquisitions, the GMACMG servicing portfolio at December 31, 1999, excluding $3.2 billion and $2.5 billion of GMAC term loans at December 31 1999 and 1998 respectively, was $292.2 billion, 19% above the $245.0 billion at December 31, 1998. During 1999, GMACMG acquired servicing portfolios totaling $12.0 billion and $9.0 billion from Mellon Bank and Chase Manhattan Mortgage, respectively. GMACMG maintained its ranking among the top six residential mortgage servicers at December 31, 1999.

Mortgage revenue totaled $2,982.3 million, $2,029.9 million and $1,498.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in 1999 over 1998 was primarily attributed to the significant increase in the servicing portfolio; the GMACMG DiTech acquisition, which increased lending capacity by $4.4 billion; and also the result of continued growth in investment revenues as well as revenues generated from new product lines.

Net income from mortgage operations totaled $260.5 million, $115.0 million and $166.6 million for 1999, 1998 and 1997, respectively. Earnings in 1999 were favorably impacted by continued growth in origination volumes and the mortgage servicing portfolio and business diversification. In addition, 1999 earnings reflect an unusually strong first quarter, where one time gains were realized from the sales of certain assets that were acquired in the fourth quarter of 1998 when the capital markets were less liquid. The decrease in 1998 earnings was largely the result of reduced mortgage asset values due to higher prepayment levels.

ACCOUNTING STANDARDS

In October 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, effective for the first fiscal quarter beginning after December 15, 1998. The new standard requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security or other retained interests based on its ability and intent to sell or hold those investments. The Company adopted this accounting standard in the first quarter of 1999, as required. The effect of adopting this new accounting standard was not material to the Company's consolidated financial statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ACCOUNTING STANDARDS (CONCLUDED)

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. During the second quarter of 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, which delayed implementation until fiscal years beginning on or after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the financial statements of the Company. The Company will adopt this accounting standard on January 1, 2001, as required.

ACQUISITIONS AND MERGERS

On March 9, 1999, the acquisition of the majority interest in On:Line Finance Holdings and its subsidiaries was completed. On:Line Finance is one of the largest independent retail used car finance providers in the United Kingdom. The acquisition expanded GMAC's range of finance products available through dealers to automotive customers.

The acquisition of the asset-based lending and factoring business of The Bank of New York closed on July 22, 1999 for consideration of approximately $1.8 billion. This purchase expands GMAC's existing asset-based lending internationally and enables them to enter the factoring business in a substantial way. BNYFC was one of the leading asset-based lending and factoring operations in North America and the United Kingdom. The name of the new GMAC subsidiary is GMAC Commercial Credit LLC.

On July 30, 1999, the acquisition of Arriva Automotive Solutions Limited (AAS) was finalized. The transaction, including debt refinancing, was valued at pound sterling 483.5 million (approximately $774.7 million at the July 30, 1999 exchange rate). AAS was a leading contract leasing provider in the United Kingdom. The name of the new GMAC subsidiary is Interleasing (UK) Limited.

GMACMG continued its growth through the acquisition of a variety of operations and servicing portfolios during the year, none of which were individually significant.

YEAR 2000

During 1999, GMAC successfully completed its comprehensive, worldwide program to address the Year 2000 issue. Final preparations included deployment of GMAC command centers around the world to monitor the transition to the new millennium. As expected, the Company did not experience any material adverse effects on its business, products, results of operations or financial condition as a result of the Year 2000 issue.

GMAC will continue to monitor its own operations, and the operations of third parties that are critical to GMAC's operations, for potential Year 2000-related problems. However, the Company does not anticipate that it will discover any future Year 2000 issues that will have a material effect on its business, products, results of operations or financial condition.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 (CONCLUDED)

The Company's direct Year 2000 program cost was expensed as incurred with the exception of capitalizable replacement hardware. Total incremental spending was not material to the Company's operations, liquidity or capital resources.

In addition to the work for which the Company has direct financial responsibility, Electronic Data Systems Corporation ("EDS") provided Year 2000-related services to GMAC, as required under the Master Service Agreement. EDS provided these services as part of normal fixed price services and other ongoing payments to EDS.

GMAC's current forecast of total direct expenditures, including the value of services performed by EDS attributable to GMAC's Year 2000 program, will approximate $90 million. This amount includes the following:

- An estimated $75 million in direct GMAC expenditures. This estimate includes GMAC's additional payment to EDS of approximately $12 million (part of GM's overall additional payment to EDS of approximately $62 million) at the end of the first quarter of 2000, since the systems remediated by EDS under the Master Service Agreement did not cause a significant business disruption resulting in material financial loss to GMAC due to the millennium change; and

- An estimated $15 million representing the value of Year 2000 services that EDS provided to the Company as part of normal fixed price services and other ongoing payments to EDS under the Sector Service Agreement between GMAC and EDS, as well as the Master Service Agreement between GM and EDS. This estimate does not include the $12 million additional payment from GMAC to EDS at the end of the first quarter of 2000 mentioned above.

Of the total estimated $75 million in direct expense, GMAC incurred approximately $35 million of Year 2000 expense through 1998 and an additional $25 million during 1999.

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

A discussion of GMAC's accounting policies for derivative instruments is included in Note 1 to the consolidated financial statements and further disclosure is provided in Notes 8, 13 and 14 to the consolidated financial statements.

GMAC maintains risk management control systems to monitor interest rate, foreign currency exchange rate and equity price risks and related hedge positions. Positions are monitored using a variety of analytical techniques including market value, sensitivity analysis and value-at-risk models. The following analyses are based on sensitivity analysis tests that assume instantaneous, parallel shifts in exchange rates, interest rate yield curves and equity prices. For options and instruments with non-linear returns, models appropriate to the instrument are utilized to determine the impact of sensitivity shifts.

Interest Rate Risk
GMAC is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. GMAC enters into various financial instrument transactions to maintain the desired level of exposure to the risk of interest rate fluctuations and to minimize interest expense. More specifically, GMAC and its affiliates have entered into contracts to provide automotive financing, to retain mortgage servicing rights and to retain various assets related to mortgage securitization. Automotive financing activities are primarily funded by debt obligations. These debt obligations are frequently hedged to manage exposure to fluctuations in interest rate risk. Certain exchange traded future and option contracts and interest rate caps and floors, along with various other investments, have been entered into to manage the interest rate risk related to mortgage activities and manage potential prepayment activity associated with mortgage servicing rights.

GMACMG manages prepayment risk associated with its capitalized mortgage servicing rights with interest rate caps and floors, futures, options on futures contracts, interest rate swaps, swaptions and forwards. Since the derivative instruments do not have identical characteristics to the underlying mortgage servicing rights, GMAC is exposed to basis risk. GMACMG mitigates this risk through a historical review of value changes in various interest rate scenarios when establishing and maintaining its hedge program. GMACMG manages the interest rate risk associated with its mortgage loans held for sale with option contracts on U.S. Treasury instruments and mortgage-backed securities. Additionally, GMACMG uses options and futures contracts on U.S. Treasury instruments and euros as well as interest rate swap agreements to manage the interest rate risk associated with its mortgage-related securities.

The net fair value liability of all financial instruments held for purposes other than trading with exposure to interest rate risk was approximately $19.5 billion and $14.6 billion at December 31, 1999 and 1998, respectively. The potential loss in fair value resulting from a hypothetical 10% increase in interest rates would be approximately $408.9 million for 1999 and $407.5 million for 1998. The net fair value asset of all financial instruments held for trading purposes with exposure to interest rate risk was approximately $2.7 billion and $3.2 billion at December 31, 1999 and 1998, respectively. The potential loss in fair value resulting from a hypothetical 10% decrease in interest rates would be approximately $68.5 million and $84.2 million for 1999 and 1998, respectively.

Interest Rate Risk (concluded)
There are certain shortcomings inherent to the sensitivity analyses presented. The model assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, changes are rarely instantaneous or parallel. Although certain assets and liabilities may have similar maturities or periods to repricing, they may not react correspondingly to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate with changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. Finance receivables are less susceptible to prepayments when interest rates change, while prepayments on many mortgage-related instruments are directly affected by a change in interest rates. As such, GMAC's model does not address prepayment risk for automotive related finance receivables, but does consider prepayment risk for mortgage-related instruments that are highly sensitive to prepayment risk.

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

Foreign Currency Exchange Rate Risk
GMAC is exposed to foreign currency risk arising from the possibility that fluctuations in foreign exchange rates will impact future earnings or assets and liability values from normal operations in foreign countries and various financial instruments that are denominated in foreign currencies. GMAC's most significant foreign currency exposures relate to the Canadian dollar, euro, United Kingdom pound sterling and Australian dollar. As of December 31, 1999 and 1998, the net fair value liability of financial instruments held for purposes other than trading with exposure to foreign currency risk was approximately $7.6 billion and $3.5 billion, respectively. The potential loss in fair value for such financial instruments from a hypothetical 10% increase in quoted foreign currency exchange rates would be approximately $755.6 million and $348.4 million at December 31, 1999 and 1998, respectively. The net fair value asset of all financial instruments held for trading purposes with exposure to currency risk was approximately $37.1 million at December 31, 1999. At December 31, 1998 there were not any financial instruments held for trading purposes with exposure to currency risk. The potential loss in fair value resulting from a hypothetical 10% increase in quoted foreign currency exchange rates would be approximately $3.7 million for 1999.

The model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Equity Price Risk
GMAC holds investments in various available for sale equity securities that are subject to price risk. The fair value of such investments was approximately $1.3 billion and $1.2 billion at December 31, 1999 and 1998, respectively. The potential loss in the fair value of these investments, assuming a 10% decrease in underlying equity prices, would be approximately $126.1 million and $121.0 million at December 31, 1999 and 1998, respectively.

Overall Limitations and Forward-Looking Statements
Operating leases are not required to be included in the sensitivity analysis and as a result, have not been presented as part of this analysis. This limitation is significant to the analysis presented. While the sensitivity analysis will show a fair market value change for the debt which funds GMAC's operating lease portfolio, a corresponding change for GMAC's operating lease portfolio, which has a book value of $30.2 billion and $27.9 billion at December 31, 1999 and 1998, respectively, was not considered by the model. As a result, the overall impact to the fair market value of financial instruments from hypothetical changes in interest and foreign currency exchange rates may be overstated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONCLUDED)

Overall Limitations and Forward-Looking Statements (concluded)
The Company has developed the fair value estimates by utilization of available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair market value amounts. In addition, the above discussion and the estimated amounts generated from the sensitivity analyses referred to above include forward-looking statements of market risk which assume for analytical purposes that certain adverse market considerations may occur. Actual future market conditions may differ materially from such assumptions because the amounts noted previously are the result of analyses used for the purpose of assessing possible risks and the mitigation thereof. Accordingly, the forward-looking statements should not be considered projections by GMAC of future events or losses.

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

Deloitte & Touche LLP, an independent auditing firm, is engaged to audit the consolidated financial statements of General Motors Acceptance Corporation and subsidiaries and issue reports thereon. The audits are conducted in accordance with generally accepted auditing standards that comprehend the consideration of internal control and tests of transactions to the extent necessary to form an independent opinion on the financial statements prepared by management. The Independent Auditors' Report appears on the next page.

The Board of Directors, through the Audit Committee (the "Committee"), is responsible for assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements. The Committee selects the independent auditors annually. In addition, the Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management and the internal auditors meet regularly (separately and jointly) with the Committee to review the activities of each, to ensure that each is properly discharging its responsibilities, and to assess the effectiveness of internal control. It is management's conclusion that internal control at December 31, 1999 provides reasonable assurance that the books and records reflect the transactions of the companies and that established policies and procedures are complied with. To ensure complete independence, Deloitte & Touche LLP has full and free access to meet with the Committee, without management representatives present, to discuss the results of the audits, the adequacy of internal control and the quality of the financial reporting.



 s\   John D. Finnegan                       s\  William F. Muir
---------------------------------------     ------------------------------------
 John D. Finnegan                            William F. Muir
 President and Chief Executive Officer       Executive Vice President and
                                             Principal Financial Officer

INDEPENDENT AUDITORS' REPORT


General Motors Acceptance Corporation:

We have audited the accompanying Consolidated Balance Sheet of General Motors Acceptance Corporation and subsidiaries as of December 31, 1999 and 1998 and the related Consolidated Statement of Income, Consolidated Statement of Changes in Stockholder's Equity and Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Motors Acceptance Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


s\ DELOITTE & TOUCHE LLP
------------------------
 DELOITTE & TOUCHE LLP

Detroit, Michigan

January 20, 2000

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                                                           December 31,
                                                                                ------------------------------------
                                                                                      1999               1998
                                                                                -----------------  -----------------
                                                                                     (in millions of dollars)
ASSETS
------
Cash and cash equivalents                                                        $        704.3     $        618.1
Investments in securities (Note 5)                                                      8,984.7            8,681.9
Finance receivables, net (Notes 2 and 3)                                               81,288.9           71,101.2
Investment in operating leases, net (Note 4)                                           30,242.4           27,925.8
Notes receivable from General Motors Corporation (Note 11)                              4,025.0            2,270.5
Real estate mortgages - held for sale                                                   5,678.4            7,969.7
                      - held for investment                                             1,497.4            1,296.7
                      - lending receivables                                             1,800.6            2,063.6
Factored receivables                                                                      764.9                0.0
Due and deferred from receivable sales, net (Note 3)                                      742.2              454.3
Mortgage servicing rights, net (Note 13)                                                3,421.8            2,434.6
Other (Notes 6 and 11)                                                                  9,638.6            6,944.0
                                                                                -----------------  -----------------

TOTAL ASSETS                                                                         $148,789.2         $131,760.4
                                                                                =================  =================


LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

LIABILITIES
General Motors Corporation and affiliated companies, net (Note 11)                        216.0              929.6
Interest                                                                                1,550.8            1,264.2
Insurance losses and loss expenses (Note 12)                                            1,861.9            2,062.7
Unearned insurance premiums                                                             1,949.5            1,855.6
Deferred income taxes (Note 9)                                                          3,496.7            2,842.9
United States and foreign income and other taxes payable (Note 9)                         521.9              570.7
Other postretirement benefits (Note 10)                                                   704.3              685.3
Other                                                                                   6,207.5            5,584.6
Debt (Note 8)                                                                         121,158.2          106,173.2
                                                                                -----------------  -----------------
   Total liabilities                                                                  137,666.8          121,968.8
                                                                                -----------------  -----------------

Commitments and contingencies (Notes 4, 14 and 16)

STOCKHOLDER'S EQUITY
Common stock, $.10 par value (authorized 10,000 shares, outstanding
 10 shares) and paid-in capital                                                         2,200.0            2,200.0
Retained earnings                                                                       8,803.9            7,351.6

Net unrealized gains on securities (Note 5)                                               356.8              381.5
Unrealized accumulated foreign currency translation adjustment                           (238.3)            (141.5)
                                                                                -----------------  -----------------
   Accumulated other comprehensive income                                                 118.5              240.0
                                                                                -----------------  -----------------
   Total stockholder's equity                                                          11,122.4            9,791.6
                                                                                -----------------  -----------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                           $148,789.2         $131,760.4
                                                                                =================  =================


Reference should be made to the Notes to Consolidated Financial Statements.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME


                                                                       For The Years Ended December 31,
                                                               --------------------------------------------------
                                                                     1999             1998             1997
                                                               ----------------  --------------   ---------------
                                                                           (in millions of dollars)
FINANCING REVENUE
Retail and lease financing (Note 2)                                 $ 4,303.0         $ 3,868.8      $ 3,570.5
Operating leases (Note 4)                                             7,429.2           7,233.0        7,260.5
Wholesale, commercial, and other loans (Note 2)                       2,045.7           1,628.9        1,745.6
                                                               ----------------  --------------   ---------------
   Total financing revenue                                           13,777.9          12,730.7       12,576.6
Interest and discount (Note 8)                                       (6,526.2)         (5,786.9)      (5,255.5)
Depreciation on operating leases (Note 4)                            (4,891.7)         (4,692.4)      (4,677.5)
                                                               ----------------  --------------   ---------------
   Net financing revenue                                              2,360.0           2,251.4        2,643.6
Insurance premiums earned                                             1,793.9           1,858.4        1,360.4
Mortgage revenue                                                      2,982.3           2,029.9        1,498.7
Other income (Notes 3 and 11)                                         1,663.9           1,294.9        1,159.7
                                                               ----------------  --------------   ---------------
   Net financing revenue and other                                    8,800.1           7,434.6        6,662.4
                                                               ----------------  --------------   ---------------

EXPENSES
Salaries and benefits                                                 1,591.9           1,231.0        1,050.4
Other operating expenses                                              2,927.0           2,334.1        1,801.8
Insurance losses and loss adjustment expenses (Note 12)               1,389.9           1,469.4        1,073.5
Provision for credit losses (Note 2)                                    403.8             463.1          522.7
                                                               ----------------  --------------   ---------------
   Total expenses                                                     6,312.6           5,497.6        4,448.4
                                                               ----------------  --------------   ---------------

Income before income taxes                                            2,487.5           1,937.0        2,214.0
United States, foreign and other income taxes (Note 9)                  960.2             611.7          912.9
                                                               ================  ==============   ===============
NET INCOME                                                          $ 1,527.3         $ 1,325.3      $ 1,301.1
                                                               ================  ==============   ===============


Reference should be made to the Notes to Consolidated Financial Statements.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                 For the Year Ended December 31, 1999
                                               --------------------------------------------------------------------------
                                                                                              Accumulated      Common
                                                   Total                                         Other        Stock and
                                               Stockholder's   Comprehensive    Retained     Comprehensive     Paid-in
(in millions of dollars)                           Equity         Income        Earnings        Income         Capital
                                               --------------------------------------------------------------------------
Beginning balance                              $     9,791.6                    $  7,351.6   $   240.0        $2,200.0


Comprehensive income
 Net income                                          1,527.3     $  1,527.3        1,527.3
 Other comprehensive income, net of tax:
  Foreign currency translation
   adjustments (net of tax of $36.2)                   (96.8)         (96.8)
  Unrealized gains on securities, net of
   reclassification adjustment (see                    (24.7)         (24.7)
disclosure)
                                                              ----------------
 Other comprehensive income                                          (121.5)                       (121.5)
                                                              ----------------
Comprehensive income                                              $ 1,405.8
                                                              ================
Dividends paid                                         (75.0)                        (75.0)
                                               ---------------                -------------------------------------------
Ending balance                                 $    11,122.4                   $   8,803.9      $   118.5     $2,200.0
                                               ===============                ===========================================


Disclosure of reclassification amount
Unrealized holding gains arising during
 period (net of tax of $46.6)                                  $         82.7
Less: reclassification adjustment for gains
 included in net income (net of tax of $58.2)                          (107.4)
                                                              ----------------
Net change in unrealized gains on securities                   $       ( 24.7)
                                                              ================






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
                                               Stockholder's   Comprehensive    Retained     Comprehensive     Paid-in
(in millions of dollars)                           Equity         Income        Earnings        Income         Capital
                                               --------------------------------------------------------------------------

Beginning balance                               $    8,756.1                    $ 6,326.3  $                  $2,200.0
                                                                                                    229.8

Comprehensive income
 Net income                                          1,325.3   $                  1,325.3
                                                                    1,325.3
 Other comprehensive income, net of tax:
  Foreign currency translation
   adjustments (net of tax of $2.2)                     (2.8)          (2.8)
  Unrealized gains on securities, net of
   reclassification adjustment (see                     13.0           13.0
disclosure)
                                                              ----------------
 Other comprehensive income                                            10.2                          10.2
                                                              ----------------
Comprehensive income                                           $    1,335.5
                                                              ================
Dividends paid                                        (300.0)                      (300.0)
                                               ---------------                -------------------------------------------
Ending balance                                  $    9,791.6                    $ 7,351.6  $        240.0     $2,200.0
                                               ===============                ===========================================


Disclosure of reclassification amount
Unrealized holding gains arising during
 period (net of tax of $62.9)                                 $
                                                                        120.8
Less: reclassification adjustment for gains
 included in net income (net of tax of $58.1)                          (107.8)
                                                              ================
Net change in unrealized gains on securities                  $
                                                                         13.0
                                                              ================

                      GENERAL MOTORS ACCEPTANCE CORPORATION
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (CONCLUDED)


                                                                 For the Year Ended December 31, 1997
                                               --------------------------------------------------------------------------
                                                                                              Accumulated      Common
                                                   Total                                         Other        Stock and
                                               Stockholder's   Comprehensive    Retained     Comprehensive     Paid-in
(in millions of dollars)                           Equity         Income        Earnings        Income         Capital
                                               --------------------------------------------------------------------------
Beginning balance                               $    8,267.6                    $ 5,775.2     $     292.4     $2,200.0

Comprehensive income
 Net income                                          1,301.1     $    1,301.1     1,301.1
 Other comprehensive income, net of tax:
  Foreign currency translation
   adjustments (net of tax of $99.6)                  (154.4)          (154.4)
  Unrealized gains on securities, net of
   reclassification adjustment (see                     91.8             91.8
   disclosure)
                                                                 -------------
 Other comprehensive income                                             (62.6)                      (62.6)
                                                                 -------------
Comprehensive income                                             $    1,238.5
                                                                 =============
Dividends paid                                        (750.0)                      (750.0)
                                                --------------                  -----------------------------------------
Ending balance                                  $    8,756.1                    $ 6,326.3     $     229.8     $2,200.0
                                                ==============                  =========================================


Disclosure of reclassification amount
Unrealized holding gains arising during
 period (net of tax of $94.9)                                     $     176.5
Less: reclassification adjustment for gains
 included in net income (net of tax of $45.5)                           (84.7)
                                                                 =============
Net change in unrealized gains on securities                     $       91.8
                                                                 =============

Reference should be made to the Notes to Consolidated Financial Statements.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          For the Years Ended December 31,
                                                                 --------------------------------------------------
                                                                       1999             1998            1997
                                                                 ---------------  ---------------- ----------------
                                                                             (in millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $    1,527.3     $    1,325.3     $    1,301.1
Depreciation                                                           5,025.4          4,782.0          4,734.2
Provision for credit losses                                              403.8            463.1            522.7
Gains on sales of finance receivables                                    (64.2)           (31.0)           (84.8)
Gains on sales of available-for-sale investment securities              (165.6)          (169.7)          (130.2)
Mortgage loans      - originations/purchases                         (53,006.3)       (54,432.5)       (30,877.8)
                    - proceeds on sale                                55,776.8         51,582.3         28,543.3
Mortgage-related securities held for trading
                                    - acquisitions                    (1,309.2)        (2,237.1)        (2,515.8)
                                    - liquidations                     1,544.5            848.9          1,448.5
Changes in the following items:
  Due to General Motors Corporation and affiliated companies            (687.2)           223.0              3.2
  Taxes payable and deferred                                             574.0            518.1            511.2
  Interest payable                                                       282.7            166.4             47.1
  Other assets                                                           225.3           (253.9)          (308.0)
  Other liabilities                                                     (307.6)           815.5           (498.3)
Other                                                                    371.0            349.0            228.3
                                                                 ---------------  ---------------- ----------------
  Net cash provided by operating activities                           10,190.7          3,949.4          2,924.7
                                                                 ---------------  ---------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Finance receivables                 - acquisitions                  (185,794.7)      (155,213.9)      (163,613.6)
                                    - liquidations                   129,720.0        114,420.7        129,614.8

Notes receivable from General Motors Corporation                      (1,669.6)        (1,768.7)          (361.2)
Operating leases                    - acquisitions                   (16,750.1)       (17,128.3)       (15,392.8)
                                    - liquidations                    10,065.3         10,388.8          8,715.6

Investments in available for sale securities:
                                    - acquisitions                   (20,707.6)       (20,526.1)       (17,436.9)
                                    - maturities                      17,564.9         17,682.5         13,775.4
                                    - proceeds from sales              2,927.0          3,636.3          2,684.1

Investments in held to maturity securities - acquisitions               (166.7)            --               --
Mortgage servicing rights           - acquisitions                    (1,424.3)        (1,861.8)          (478.5)
                                    - liquidations                        35.1             80.0             23.4

Proceeds from sales of receivables      - wholesale                   43,658.1         26,165.1         26,091.9
                                        - retail                       4,520.2          1,515.6          5,098.7

Net increase in short-term factored receivables                          (32.0)            --               --
Due and deferred from receivable sales                                  (298.0)           609.6          1,259.7
Acquisitions of subsidiaries, net of cash acquired                    (2,402.0)          (173.4)          (422.4)
Other                                                                   (624.5)          (851.0)          (860.9)
                                                                 ---------------  ---------------- ----------------
  Net cash used in investing activities                              (21,378.9)       (23,024.6)       (11,302.7)
                                                                 ---------------  ---------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                              26,471.1         21,097.8         14,690.5
Principal payments on long-term debt                                 (13,078.2)       (11,376.5)       (11,310.8)
Change in short-term debt, net                                        (2,043.7)         9,510.4          5,764.1
Dividends paid                                                           (75.0)          (300.0)          (750.0)
                                                                 ---------------  ---------------- ----------------
  Net cash provided by financing activities                           11,274.2         18,931.7          8,393.8
                                                                 ---------------  ---------------- ----------------

Effect of exchange rate changes on cash and cash equivalents               0.2              2.4              1.1
                                                                 ---------------  ---------------- ----------------

Net increase/(decrease) in cash and cash equivalents                      86.2           (141.1)            16.9
Cash and cash equivalents at the beginning of the year                   618.1            759.2            742.3
                                                                 ===============  ================ ================
Cash and cash equivalents at the end of the year                  $      704.3     $      618.1     $      759.2
                                                                 ===============  ================ ================

SUPPLEMENTARY CASH FLOWS INFORMATION
  Interest paid                                                   $    6,122.1     $    5,528.6     $    5,138.6
  Income taxes paid                                                      207.3            113.5            338.2

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONCLUDED)


SUPPLEMENTARY CASH FLOWS INFORMATION (CONCLUDED)

During 1999, 1998 and 1997 assets acquired, liabilities assumed and consideration paid for the acquisitions of businesses were as follows:


                                                1999             1998            1997
                                            -------------    -------------   -------------
         Fair value of assets acquired      $   6,981.4        $   211.9     $   1,850.2
         Cash acquired                            (44.8)            --            (142.6)
         Liabilities assumed                   (4,534.6)           (38.5)       (1,285.2)
                                            =============    =============   =============
           Net acquisitions                 $   2,402.0        $   173.4     $     422.4
                                            =============    =============   =============

Reference should be made to the Notes to Consolidated Financial Statements.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
General Motors Acceptance Corporation (the "Company" or "GMAC"), a wholly-owned subsidiary of General Motors Corporation ("General Motors" or "GM"), was incorporated in 1997 under Delaware General Corporation Law. On January 1, 1998, the Company merged with its predecessor, which was originally incorporated in New York in 1919.

The Company is a financial services organization that principally provides consumer and dealer vehicle financing. GMAC also provides commercial financing to the apparel, textile, automotive supplier and numerous other industries. The principal markets for the Company's automotive financial products and services are North America, Europe, Latin America and Asia-Pacific. The principal markets for the commercial financing products are North America and Europe. The Company conducts insurance operations primarily in the United States, Canada and Europe. In addition, the Company's mortgage banking subsidiaries operate principally in the U.S. and during 1999 and 1998, expanded into Mexico, Japan, Europe and Canada.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Certain prior period amounts have been reclassified to conform with the 1999 presentation.

Segment Reporting
GMAC's reportable operating segments include GMAC North American Financing Operations ("GMAC-NAO"), GMAC International Financing Operations ("GMAC-IO"), Insurance Operations ("GMACI") and Mortgage Operations ("GMACMG"). GMAC-NAO consists of automotive financing in the United States and Canada as well as the commercial financing operations and GMAC-IO consists of automotive financing in all other countries and Puerto Rico. GMAC-NAO and GMAC-IO offer a wide variety of automotive financial services to and through franchised General Motors dealers in many countries throughout the world. Additionally, GMAC-NAO and GMAC-IO offer financial services to other automobile dealerships and to the customers of those dealerships. GMAC-NAO also offers commercial financing and factoring services to companies in various industries. The Company operates its international automotive financing services in a similar manner as in the U.S., subject to local laws or other circumstances that may cause it to modify its procedures accordingly.

The accounting policies of the operating segments are the same as those described in this summary of significant accounting policies. Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

Cash Equivalents
Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.

Investments in Securities
The Company's portfolio of securities includes bonds, equity securities, mortgage-backed securities, notes, interests in trusts and other investments. Investments in securities are classified as held to maturity, trading, or available for sale. Held to maturity investments are debt securities that the Company has the positive intent and ability to hold to maturity. These investments are carried at amortized cost unless a decline in value is deemed other than temporary, in which case the carrying value is reduced. The Company determines cost on the specific identification basis.

Mortgage-backed securities held for sale in conjunction with mortgage banking activities are classified as trading securities and are carried at fair value. For mortgage-related trading securities, unrealized gains and losses are included in income. The fair value of the mortgage-related trading securities is based on estimated market value.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments in Securities (concluded)
Investments in securities not categorized as trading or held to maturity are classified as available for sale securities and are carried at fair value. For available for sale investments, the aggregate excess of market value over cost, net of related income taxes, is included within a separate component of stockholder's equity. The Company determines cost on the specific identification basis. The fair value of the investments, except for the interests in trusts, is based on quoted market prices. The fair value of the interests in trusts is based on estimated market value.

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

Investments in Operating Leases, Net
The Company has significant investments in the residual values of its leasing portfolios. The residual values represent an estimate of the values of the assets at the end of the lease contracts and are initially recorded based on appraisals and estimates. Realization of the residual values is dependent on the Company's future ability to market the vehicles under then prevailing market conditions. Management reviews residual values periodically to determine that recorded amounts are appropriate.

Allowance for Credit Losses
An allowance for credit losses is generally established during the period in which receivables are acquired and is maintained at a level deemed appropriate by management based on historical and other factors that affect collectibility. Losses arising from the sale of repossessed collateral are charged to the allowance for credit losses. Where repossession has not taken place, receivables are charged off as soon as it is determined that the collateral cannot be repossessed, generally not more than 150 days after default.

Repossessed Property and Impaired Loans
Losses arising from the repossession of collateral supporting impaired accounts and property supporting defaulted operating leases are recognized upon repossession. Repossessed assets are recorded at the lower of historical cost or fair value and are reclassified from finance receivables or operating leases to other assets with the related adjustments to the valuation allowance included in other operating expenses.

Non-retail finance receivables are reduced to the lower of book value or the estimated fair value of collateral when determined to be impaired. A loan is considered impaired when it is determined that the Company will be unable to collect all amounts due according to the original terms of the loan agreement. The Company's policy is to recognize interest income related to impaired loans on a cash basis.

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

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Sales of Receivables (concluded)
Pre-tax gains on sold receivables are recorded in other income. In determining the gain or loss for each qualifying sale of retail receivables, the investment in the sold receivable pool is allocated between the portion sold and the portion retained based on their relative fair values on the date of sale. The receivables sold are removed from finance receivables and the subordinated securities retained by the Company are included in investments in securities and are classified as available for sale.

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

Intangible Assets
Intangible assets, principally the excess of cost over the fair value of identifiable net assets of purchased businesses, are amortized using the straight-line method over periods ranging from 15 to 40 years. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value. Fair value is determined based on undiscounted future cash flows.

Software Costs
Other assets include certain software costs capitalized in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The capitalized software is generally amortized on a straight-line basis over its useful life for a period not to exceed three years. Capitalized software that is not expected to provide substantive service potential or for which the costs of developing the software significantly exceed the amount originally expected is considered impaired and is written down to fair value.

Foreign Currency Translation
All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of stockholder's equity.

Income Taxes
The Company and its domestic subsidiaries join with General Motors in filing a consolidated United States federal income tax return. The portion of the consolidated tax recorded by the Company and its subsidiaries included in the consolidated tax return generally is equivalent to the liability that would have been incurred on a separate return basis.

Derivative Financial Instruments
The Company is a party to derivative financial instruments with off-balance-sheet risk that it uses in the normal course of business to reduce its exposure to fluctuations in interest and foreign currency rates. The Company enters into these transactions for purposes other than trading. These financial exposures are managed in accordance with corporate policy and procedures. The objectives of the derivative financial instruments portfolio are to manage interest rate and currency risks by: 1) offsetting a designated asset or funding obligation; 2) adjusting fixed and floating rate funding levels; and 3) facilitating securitization transactions.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments (continued)
As part of the approval process, GMAC management identifies the specific financial risk that the derivative transaction will minimize and the appropriate hedging instrument to be used to reduce the risk. If it is determined that a high correlation between a specific transaction risk and the hedging instrument does not exist, the transaction is generally not approved. In those infrequent instances in which approval is received for a hedging transaction that does not have a high correlation, the derivative is marked-to-market for accounting purposes with related gains and losses recognized in other income on a current basis.

The primary classes of derivatives used by the Company in the automotive financing operations are interest rate swaps, foreign currency swaps and forwards and interest rate options. Those instruments involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to interest and foreign currency exchange rate fluctuations. Credit risk is managed through the continual monitoring and approval of financially sound counterparties. Market risk is mitigated because the derivatives are generally used to hedge underlying transactions. Structured interest rate swaps and certain financial instrument transactions include embedded options that are either marked-to-market or specifically matched, respectively. Cash receipts or payments on these agreements normally occur at periodic contractually defined intervals.

Interest Rate Instruments
Interest rate swaps are contractual agreements between the Company and another party to exchange the net difference between a fixed and floating interest rate, or different floating interest rates, periodically over the life of the contract without the exchange of the underlying principal amount. The Company also uses written and purchased options (including interest rate caps and cancellation features). Interest rate cap agreements provide the holder protection against interest rate movements above the established rate. In exchange for assuming this risk, the writer receives a premium at the outset of the agreement.

The Company uses swaps to alter its fixed and floating interest rate exposures. As such, the majority of swaps are executed as an integral element of a specific financing transaction. In a limited number of cases, swaps, matched to specific portfolios of wholesale assets or debt, are executed to achieve specific interest rate management objectives. Any amounts due or payable, and amounts paid or received, are offset against the related interest income or expense. The Company accounts for interest rate swap agreements using settlement accounting as they alter the characteristics of assets or liabilities to which they are matched. The cash flows from interest rate swaps are accounted for as adjustments to interest income or expense depending on the underlying exposure. Gains and losses from terminated swaps are deferred and amortized over the remaining period of the original swap or the remaining term of the underlying exposure, whichever is shorter, as either a reduction or increase of interest expense. Open swap positions are reviewed regularly to ensure that they remain effective in managing interest rate risk.

Written options (including related premiums) and interest rate basis swaps are marked-to-market on a current basis with the related gains or losses included in other income.

Foreign Currency Instruments
Currency swaps and forwards are used to hedge foreign exchange exposure on foreign currency denominated debt by converting the funding currency to the currency of the assets being financed. Foreign currency swaps and forwards are legal agreements between two parties to purchase and sell a foreign currency, for a price specified at the contract date, with delivery and settlement at both the effective date and maturity date of the contract. Foreign currency swap agreements are accounted for using settlement accounting as it relates to periodic interest payments. The foreign currency gains and losses associated with both the currency swaps and forwards offset the correlating foreign currency gains and losses related to the designated liabilities.

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

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  FINANCE RECEIVABLES

The composition of finance receivables outstanding is summarized as follows:


                                                  December 31,
                                      --------------------------------------
                                            1999                1998
                                      ------------------  ------------------
                                            (in millions of dollars)
United States
  Retail                              $      35,607.9     $      33,320.9
  Wholesale                                  17,716.5            17,721.7
  Commercial                                  2,382.7                71.4
  Leasing and lease financing                   627.3               631.8
  Other (1)                                   8,841.4             4,919.0
                                      ------------------  ------------------
Total United States                          65,175.8            56,664.8
                                      ------------------  ------------------

Europe
  Retail                                      5,684.6             5,282.0
  Wholesale                                   3,904.9             4,422.5
  Commercial                                    997.2                 0.0
  Leasing and lease financing                   452.9               483.3
  Other                                         490.9               473.6
                                      ------------------  ------------------
Total Europe                                 11,530.5            10,661.4
                                      ------------------  ------------------

Canada
  Retail                                      2,344.5             1,747.2
  Wholesale                                   2,086.8             1,935.7
  Commercial                                    169.5                 0.0
  Leasing and lease financing                   771.6               806.0
  Other                                         170.9               119.1
                                      ------------------  ------------------
Total Canada                                  5,543.3             4,608.0
                                      ------------------  ------------------

Other Countries
  Retail                                      2,398.9             2,308.2
  Wholesale                                   1,011.6             1,017.7
  Leasing and lease financing                   693.5               583.3
  Other                                         202.8               258.2
                                      ------------------  ------------------
Total Other Countries                         4,306.8             4,167.4
                                      ------------------  ------------------

Total finance receivables                    86,556.4            76,101.6

Deductions
  Unearned income                             4,153.1             3,979.8
  Allowance for credit losses                 1,114.4             1,020.6
                                      ------------------  ------------------
Total deductions                              5,267.5             5,000.4
                                      ==================  ==================
Finance receivables, net              $      81,288.9     $      71,101.2
                                      ==================  ==================


(1) Includes secured notes to a non-consolidated affiliated entity that leases vehicles totaling $5,135.5 million and $1,707.8 million at December 31, 1999 and 1998, respectively.

The aggregate amount of total finance receivables maturing in each of the five years following December 31, 1999, is as follows: 2000 - $46,800.7 million; 2001
- $15,469.5 million; 2002 - $13,264.5 million; 2003- $6,404.1 million; 2004 -
$2,880.7 million; 2005 and thereafter - $1,736.9 million.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  FINANCE RECEIVABLES (CONCLUDED)


The following table presents an analysis of the allowance for credit losses on finance receivables:


                                                      1999             1998             1997
                                                  -------------    -------------    --------------
                                                             (in millions of dollars)
Balance at beginning of the year                  $   1,020.6      $     903.0      $    921.8

Provisions charged to income                            403.8            463.1           522.7

Charge-offs
 United States                                         (318.9)          (359.7)         (521.9)
 Other countries                                       (100.4)           (80.7)          (82.2)
                                                  -------------    -------------    --------------
Total charge-offs                                      (419.3)          (440.4)         (604.1)

Recoveries and other
 United States                                          152.8            111.3           110.0
 Other countries                                          3.8             22.0            (2.8)
                                                  -------------    -------------    --------------
Total recoveries and other                              156.6            133.3           107.2


Transfers to sold receivables allowance                 (47.3)           (38.4)          (44.6)
                                                  -------------    -------------    --------------

Balance at end of the year                          $ 1,114.4        $ 1,020.6         $ 903.0
                                                  =============    =============    ==============


The following table presents a summary of the allowance for credit losses on non-retail automotive impaired loans:

                                                1999           1998          1997
                                             -----------    -----------    ----------
                                                     (in millions of dollars)
Balance at beginning of the year             $   70.7       $   88.5       $   78.9
Additions/(subtractions)                          0.3          (11.0)          24.2
Net charge-offs                                 (11.7)          (6.8)         (14.6)
                                             ===========    ===========    ==========
Balance at end of the year                   $   59.3       $   70.7       $   88.5
                                             ===========    ===========    ==========

The total investments in these impaired loans were $197.4 million and $166.6 million at December 31, 1999 and 1998, respectively. The average recorded investments during 1999 and 1998 were $167.2 million and $148.9 million, respectively.


NOTE 3.  SALE OF FINANCE RECEIVABLES

The Company participates in various sales of receivables programs and has sold retail finance receivables through special purpose subsidiaries with principal aggregating $5.1 billion in 1999, $1.6 billion in 1998 and $5.4 billion in 1997. These subsidiaries generally retain a subordinated investment of no greater than 7.0% of the total receivables pool and market the remaining portion. Net pre-tax gains relating to such sales amounted to $64.2 million in 1999, $31.0 million in 1998 and $84.8 million in 1997. The Company's sold retail finance receivable servicing portfolio amounted to $5.6 billion and $4.0 billion at December 31, 1999 and 1998, respectively.

The Company has sold wholesale receivables on a revolving basis resulting in decreases in wholesale outstandings of $8.4 billion and $3.3 billion at December 31, 1999 and 1998, respectively. The Company is committed to sell eligible wholesale receivables arising in certain dealer accounts.

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

                                                                    December 31,
                                                           -------------------------------
                                                               1999             1998
                                                           -------------    --------------
                                                              (in millions of dollars)
Interest-only strip receivables                            $    186.4       $    120.0
Other restricted amounts:
  Cash deposits held for trusts                                 556.0            328.3
  Other restricted amounts                                       48.4             40.2
  Allowance for estimated credit losses on
  sold receivables                                              (48.6)           (34.2)
                                                           =============    ==============
Total due and deferred from receivable sales               $    742.2       $    454.3
                                                           =============    ==============

Included in other liabilities are amounts payable to trustees of $415.2 million and $342.8 million at December 31, 1999 and 1998, respectively.

The following table presents a summary of the allowance for estimated credit losses on sold receivables:

                                                      1999          1998          1997
                                                    ---------     ----------    ----------
                                                          (in millions of dollars)
Balance at beginning of the year                    $   34.2      $   39.7      $   31.6
Transfers from allowance for credit losses              47.3          38.4          44.6
Charge-offs                                            (32.9)        (43.9)        (36.5)
                                                    =========     ==========    ==========
Balance at end of the year                          $   48.6      $   34.2      $   39.7
                                                    =========     ==========    ==========


NOTE 4.  INVESTMENT IN OPERATING LEASES

Investments in operating leases were as follows:

                                                              December 31,
                                                    ----------------------------------
                                                        1999                1998
                                                    --------------     ---------------
                                                        (in millions of dollars)
Vehicles and other equipment, at cost               $    38,217.5      $    34,802.1
  Less: accumulated depreciation                          7,975.1            6,876.3
                                                    ==============     ===============
Investment in operating leases, net                 $    30,242.4      $    27,925.8
                                                    ==============     ===============

The lease payments applicable to equipment on operating leases maturing in each of the five years following December 31, 1999, are as follows: 2000 - $6,042.0 million; 2001 - $4,173.1 million; 2002 - $1,804.2 million; 2003 - $198.1 million; and 2004 - $27.0 million.

NOTE 5.  INVESTMENTS IN SECURITIES

The Company's portfolio of securities includes bonds, equity securities, mortgage-related securities, notes, retained interests in securitizations and other investments. The book and fair values of mortgage-related securities held to maturity at December 31, 1999 were $166.7 million and $168.7 million, respectively. The gross unrealized gains on held to maturity securities at December 31, 1999 were $2.0 million. There were no held to maturity securities outstanding at December 31, 1998. The fair value of mortgage-related trading securities at December 31, 1999 and 1998 was $2,722.1 million and $3,172.7 million, respectively. The unrealized (losses)/gains on trading securities included in income were $(89.6) million, $(313.3) million and $16.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  INVESTMENTS IN SECURITIES (CONTINUED)

The cost, fair value and unrealized gains and losses on available for sale securities were as follows:

                                                                        December 31, 1999
                                                ------------------------------------------------------------------
                                                                     Fair           Unrealized       Unrealized
Type of Security                                    Cost             Value            Gains            Losses
----------------                                -------------    --------------    -------------    --------------
Bonds, notes and other securities:                                  (in millions of dollars)
United States government and
  governmental agencies and authorities          $    488.1      $     475.6       $      0.4       $    (12.9)
States, municipalities and political
  subdivisions                                      1,534.5          1,540.5             47.0            (41.0)
Mortgage-related securities                           480.4            452.8             10.0            (37.6)
Interests in trusts                                 1,030.4          1,032.3              2.0             (0.1)
Corporate debt securities                           1,102.1          1,081.5             26.2            (46.8)
Other                                                 256.6            252.2             10.8            (15.2)
                                                -------------    --------------    -------------    --------------
Total debt securities available for sale            4,892.1          4,834.9             96.4           (153.6)
Equity securities available for sale                  685.1          1,261.0            634.0            (58.1)
                                                =============    ==============    =============    ==============
Total available for sale securities             $   5,577.2      $   6,095.9       $    730.4       $   (211.7)
                                                =============    ==============    =============    ==============




                                                                        December 31, 1998
                                                ------------------------------------------------------------------
                                                                     Fair           Unrealized       Unrealized
Type of Security                                    Cost             Value            Gains            Losses
----------------                                -------------    --------------    -------------    --------------
Bonds, notes and other securities:                                  (in millions of dollars)
United States government and
  governmental agencies and authorities         $     445.5      $     456.5       $     11.5       $     (0.5)
States, municipalities and political
  subdivisions                                      1,494.7          1,599.5            117.1            (12.3)
Mortgage-related securities                           414.9            383.4              6.2            (37.7)
Interests in trusts                                   416.9            414.8              0.0            ( 2.1)
Corporate debt securities                           1,220.1          1,257.6             58.8            (21.3)
Other                                                 192.1            187.3              6.9            (11.7)
                                                -------------    --------------    -------------    --------------
Total debt securities available for sale            4,184.2          4,299.1            200.5            (85.6)
Equity securities available for sale                  778.6          1,210.1            534.3           (102.8)
                                                =============    ==============    =============    ==============
Total available for sale securities             $   4,962.8      $   5,509.2       $    734.8       $   (188.4)
                                                =============    ==============    =============    ==============


The distribution of maturities of available for sale debt securities outstanding is summarized as follows:

                                                          December 31, 1999
                                                    -------------------------------
                                                                          Fair
                                                        Cost             Value
                                                    --------------    -------------
Maturity                                               (in millions of dollars)
--------
Due in one year or less                             $      814.5      $     814.2
Due after one year through five years                    1,533.0          1,527.1
Due after five years through ten years                   1,139.4          1,130.2
Due after ten years                                        924.8            910.6
Mortgage-related securities                                480.4            452.8
                                                    ==============    =============
Total available for sale debt securities            $    4,892.1      $   4,834.9
                                                    ==============    =============

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  INVESTMENTS IN SECURITIES (CONCLUDED)

The following table summarizes proceeds, gains and losses realized from the sale of available for sale securities:

                                      1999             1998              1997
                                  -------------    -------------     -------------
Debt Securities:                             (in millions of dollars)
----------------
Sale proceeds                        $2,359.3         $3,272.9          $2,318.7
Gross realized gains                     78.6             70.0              54.7
Gross realized losses                    83.0             17.7              18.3

Equity Securities:
------------------
Sale proceeds                        $  567.7         $  363.4          $  365.4
Gross realized gains                    212.9            148.4             121.1
Gross realized losses                    42.9             31.0              27.3

NOTE 6.  OTHER ASSETS

Other assets consisted of:

                                                                            December 31,
                                                                  ---------------------------------
                                                                       1999              1998
                                                                  ---------------    --------------
                                                                      (in millions of dollars)
Property and equipment at cost                                    $      811.9       $      580.6
Accumulated depreciation                                                (311.3)            (181.7)
                                                                  ---------------    --------------
Net property and equipment                                               500.6              398.9
Non-performing assets (net of valuation reserves)                        270.7              324.9
Ceded loss and loss adjustment expense reserve /
   reinsurance receivable                                                784.2              739.6
Insurance premiums receivable                                            350.2              327.7
Investment in used vehicles held for sale                                499.8              509.7
Deferred policy acquisition cost                                         337.2              327.2
Intangible assets, net of accumulated amortization                     2,897.8              854.6
Rental car buyback                                                       712.0              658.4
Equity investments in real estate ventures                               628.7              178.7
Other mortgage-related assets                                          1,290.9            1,105.4
Other assets                                                           1,366.5            1,518.9
                                                                  ===============    ==============
  Total other assets                                              $    9,638.6       $    6,944.0
                                                                  ===============    ==============


NOTE 7.  LINES OF CREDIT WITH BANKS

The Company and its subsidiaries maintain substantial bank lines of credit which totaled $46.2 billion at December 31, 1999, compared to $42.9 billion at year-end 1998. The unused portion of these credit lines totaled $35.6 billion at December 31, 1999, $2.4 billion higher than December 31, 1998.

Included in the unused credit lines at December 31, 1999, is a $14.7 billion syndicated multi-currency global credit facility available for use in the U.S. by GMAC and in Europe, by GMAC International Finance B.V. and GMAC (UK) plc. At December 31, 1998, syndicated revolving credit facilities of $11.2 billion were available for use by these entities. The entire $14.7 billion is available to GMAC in the U.S., $0.9 billion is available to GMAC (UK) plc and $0.8 billion is available to GMAC International Finance B.V. The syndicated credit facilities serve primarily as back-up for GMAC's unsecured commercial paper programs. Also included in the unused credit lines is a $12.0 billion U.S. asset-backed commercial paper liquidity and receivables facility for New Center Asset Trust ("NCAT"), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  LINES OF CREDIT WITH BANKS (CONCLUDED)

In June 1999, GMAC modified its existing syndicated revolving credit facilities to combine the U.S. and certain European facilities into one syndicated multi-currency global facility. Modified terms consisted of five years on one-half of the facility, with a 364-day term (including a provision that allows GMAC to draw down a one year term loan on the termination date) on the remaining facility. Additionally, there is a leverage covenant restricting the ratio of consolidated debt to total stockholder's equity to no greater than 11.0:1. This covenant is only applicable under certain conditions. Those conditions are not in effect now and were not in effect during the year ended December 31, 1999. At December 31, 1999 and 1998, GMAC's consolidated debt to total stockholder's equity was 10.9:1 and 10.8:1, respectively.

GMAC Mortgage Group had $3.7 billion of bank lines of credit at December 31, 1999, compared with $2.3 billion at December 31, 1998, which are utilized in the normal course of business. Of these lines, $0.7 billion and $0.8 billion were unused at December 31, 1999 and 1998, respectively.

Inclusive of the $1.7 billion of the syndicated multi-currency global credit facility, operations in Canada, Europe, Latin America and Asia-Pacific were supported by credit facilities totaling $17.5 billion at December 31, 1999 and $18.6 billion at December 31, 1998, of which $9.8 billion and $10.4 billion were unused at December 31, 1999 and 1998, respectively. As of December 31, 1999, the committed and uncommitted portion of such credit facilities totaled $4.9 billion and $12.6 billion, respectively. As of December 31, 1998, the committed and uncommitted portion of such credit facilities totaled $4.6 billion and $14.0 billion, respectively.

NOTE 8.  DEBT

                                                                                         December 31,
                                                     Weighted Average          ---------------------------------
                                                     Interest Rate (1)             1999               1998
                                                  -------------------------    --------------     --------------
                                                                                   (in millions of dollars)
SHORT-TERM DEBT
  Commercial paper (2)                                                         $    33,224.0      $   32,138.8
  Demand notes                                                                       4,301.3           6,445.5
  Master notes and other                                                             4,503.9           2,821.4
  Bank loans and overdrafts (3)                                                      9,010.0           8,213.0
                                                                               --------------     --------------
Total principal amount                                                              51,039.2          49,618.7
  Unamortized discount                                                                (200.7)           (127.5)
                                                                               --------------     --------------
Total short-term debt (4)                                    5.5%                   50,838.5          49,491.2
                                                                               --------------     --------------

LONG-TERM DEBT
Current portion of long-term debt                            6.6%                   14,995.9          11,328.1

United States
  2000                                                        --                          --          10,195.4
  2001                                                       6.2%                   12,656.0           7,795.8
  2002                                                       6.0%                   12,074.4           7,039.2
  2003                                                       6.2%                    7,225.7           6,929.3
  2004                                                       6.8%                    4,449.8             997.2
  2005 to 2049                                               7.5%                    9,235.2           4,722.7
                                                                               --------------     --------------
Total United States                                                                 45,641.1          37,679.6

Other countries
  2000 - 2008                                                5.4%                   10,310.5           8,347.6
                                                                               --------------     --------------

Total United States and other countries                                             70,947.5          57,355.3
  Unamortized discount                                                                (627.8)           (673.3)
                                                                               --------------     --------------
Total long-term debt                                                                70,319.7          56,682.0
                                                                               --------------     --------------

Total debt                                                                     $   121,158.2      $  106,173.2
                                                                               ==============     ==============

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.  DEBT (CONCLUDED)


(1) The 1999 weighted average interest rates include the effects of interest rate swap agreements.

(2) The weighted average maturities of commercial paper was 41 days at December 31, 1999 and 28 days at December 31, 1998.

(3) Bank loans and overdrafts include $3,040.1 million and $1,669.9 million in the United States and $5,969.9 million and $6,543.1 million in other countries for the years ended December 31, 1999 and 1998, respectively.

(4)  The 1998 weighted average interest rate for short-term debt was 5.30%.

After consideration of foreign currency swaps, the above maturities denominated in currencies other than the U.S. dollar primarily consist of the Canadian dollar ($10,080.8 million), euro ($6,025.1 million), United Kingdom pound sterling ($4,392.7 million) and Australian dollar ($1,708.1 million). The Company and its subsidiaries have entered into foreign currency swap agreements to hedge exposures related to debt payable in currencies other than the local currency of the issuing entity.

Debt issues totaling $3,872.4 million are redeemable, at par or slightly above, at the Company's option. The debt issues are redeemable anytime prior to their maturity dates with the latest maturity date in November 2049.

The Company has issued warrants to subscribe for up to $300 million aggregate principal amount of 6.5% notes due October 15, 2009. The warrants are exercisable up to and including October 15, 2007.

The Company's debt includes $925.0 million in notes with fixed rates and $425.0 million in notes with variable rates which provide investors with the option to cause GMAC to repurchase them at specific dates prior to their maturity. Generally, the probability of exercising such option would increase in the event that one or more of the Company's security ratings is reduced or an increase in market interest rates occurs and the notes are subject to fixed interest rates. For purposes of the above maturities, it is assumed that no repurchase will occur.

In addition, the Company's debt includes $3,349.9 million in notes with fixed rates that contain a survivor's option which provides the survivor with the option to cause GMAC to repurchase them at par prior to maturity in December 2014.

To achieve its desired balance between fixed and variable rate debt, the Company has entered into interest rate swap and interest rate cap agreements. The breakdown between the fixed and variable interest rate amounts (excluding discount) based on contractual terms (predominately based on London Interbank Offering Rate ("LIBOR")) and after the effect of interest rate derivatives is as follows:

                                                                  December 31,
                                                       -----------------------------------
                                                            1999               1998
                                                       ---------------    ----------------
Debt balances based on contractual terms:                   (in millions of dollars)
Fixed amount                                              $87,946.3          $78,121.0
Variable amount                                            34,040.4           28,853.0

Debt balances after effect of derivatives:
Fixed amount                                              $77,963.3          $72,282.5
Variable amount                                            44,023.4           34,691.5

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.  UNITED STATES, FOREIGN AND OTHER INCOME TAXES

Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on remittance of the Company's share of its subsidiaries' undistributed earnings not deemed to be indefinitely reinvested. Taxes have not been provided on foreign subsidiaries' earnings, which are deemed indefinitely reinvested of approximately $1,121.8 million at December 31, 1999 and $958.6 million at December 31, 1998. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

The temporary differences, which comprise the Company's deferred tax assets and liabilities, were as follows:

                                                 December 31, 1999              December 31, 1998
                                           --------------------------------------------------------------
                                               Asset         Liability        Asset         Liability
                                           --------------- -------------- --------------- ---------------
                                                             (in millions of dollars)
Lease transactions                         $        --     $    3,590.7   $       --      $    3,244.1
Provisions for credit losses                      449.0            --            414.4            --
Debt transactions                                   --            337.8           --             338.2
Unrealized gains on securities                      --            199.4           --             226.0
State and local taxes                               --            251.8           --             204.9
Foreign tax credits                               139.0            --            170.3            --
Insurance loss reserve discount                   128.3            --            131.5            --
Unearned insurance premiums                       155.7            --            145.8            --
Other postretirement benefits                     249.8            --            244.4            --
Foreign net operating losses                      120.2            --            128.7            --
Other                                             267.1           626.1          267.6           332.4
                                           =============== ============== =============== ===============
Total deferred income taxes                $    1,509.1    $    5,005.8   $    1,502.7    $    4,345.6
                                           =============== ============== =============== ===============


The significant components of income tax expense were as follows:

                                                        For the Years Ended December 31,
                                                  ---------------------------------------------
                                                     1999             1998            1997
                                                  ------------    -------------    ------------
Income taxes estimated to be currently                        (in millions of dollars)
 payable:
  United States federal                           $    103.4      $    216.5       $     71.0
  Foreign                                              131.2           141.2            279.9
  United States state and local                         24.0           (12.0)           138.6
                                                  ------------    -------------    ------------
Total income taxes currently payable                   258.6           345.7            489.5
                                                  ------------    -------------    ------------

Deferred income taxes:
  United States federal                                522.7           136.0            553.6
  Foreign                                              106.5            56.9            (77.0)
  United States state and local                         72.4            73.1            (53.2)
                                                  ------------    -------------    ------------
Total deferred income taxes                            701.6           266.0            423.4
                                                  ------------    -------------    ------------

Income tax expense                                $    960.2      $    611.7       $    912.9
                                                  ============    =============    ============

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  UNITED STATES, FOREIGN AND OTHER INCOME TAXES (CONCLUDED)

Income tax provisions recorded by the Company differ from the computed amounts developed by applying the statutory United States federal income tax rate to income before income taxes. The following schedule reconciles the U.S. statutory income tax rate to the actual income tax rate recorded by the Company:

                                                                For the Years Ended December 31,
                                                           -------------------------------------------
                                                              1999           1998            1997
                                                           -----------    -----------    -------------
United States federal statutory income tax rate                35.0%          35.0%          35.0%
Effect of:
  State and local income taxes                                  2.6            1.9            3.1
  Tax exempt interest and dividends received
   which are not fully taxable                                 (1.1)          (1.4)          (1.4)
  Adjustment to U.S. taxes on foreign income                   (0.7)          (5.4)           1.8
  Foreign income tax rate differential                          1.6            0.5            0.8
  Other                                                         1.2            1.0            1.9
                                                           -----------    -----------    -------------
Effective tax rate                                             38.6%          31.6%          41.2%
                                                           ===========    ===========    =============


NOTE 10.  PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company and certain of its subsidiaries participate in various pension plans of General Motors and its domestic and foreign subsidiaries, which cover substantially all of their employees. Benefits under the plans are generally related to an employee's length of service, salary and where applicable, contributions. GMAC Mortgage Group, Inc., GMAC Commercial Credit LLC and certain subsidiaries of GMAC Insurance Holdings, Inc. have separate retirement plans which provide for pension payments to their eligible employees upon retirement.

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

The total pension and other postretirement benefits expense of the Company amounted to $96.5 million, $65.1 million and $75.3 million in 1999, 1998 and 1997, respectively.


NOTE 11.  TRANSACTIONS WITH AFFILIATES

The Company is wholly-owned by GM and as such, may receive support from GM to maintain competitive leverage levels and its fixed charges coverage ratio. No such payments were received during 1999, 1998 or 1997.

Retail installment and lease contracts acquired by GMAC-NAO that included interest rate subvention from GM, payable directly or indirectly to GM dealers, were 81.6%, 80.0% and 78.0% of total retail installment and lease contracts acquired during 1999, 1998 and 1997, respectively. GMAC-IO rate subvented programs for 1999, 1998 and 1997 were not significant in relationship to the GMAC consolidated rate subvented programs.

Agreements with GM provide for payment to the Company for residual value support on certain retail leasing transactions. Amounts included in income for these transactions totaled $450.3 million, $643.0 million and $428.0 million in 1999, 1998 and 1997, respectively.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  TRANSACTIONS WITH AFFILIATES (CONCLUDED)

On occasion, the Company may also extend loans to GM, its subsidiaries and affiliates. Outstanding loans to GM and affiliates totaled $4,025.0 million and $2,270.5 million at December 31, 1999 and December 31, 1998, respectively. Total interest income from these loans is included in other income and amounted to $225.8 million, $126.3 million and $38.0 million in 1999, 1998 and 1997, respectively.

GMAC of Canada, Limited administers operating lease receivables on behalf of GM of Canada Limited ("GMCL") and receives a servicing fee. Included in income were service fees from GMCL totaling $39.3 million, $9.8 million and $5.7 million in 1999, 1998 and 1997, respectively.

The Company purchases certain vehicles which GM acquired from its fleet and rental customers. The cost of these vehicles held for resale, which is included in other assets, was $712.0 million at December 31, 1999, compared with $658.4 million at December 31, 1998. Included in other income were service fees received from GM on these vehicles amounting to $35.4 million, $32.2 million and $31.0 million in 1999, 1998 and 1997, respectively.

Beginning in 1997, an agreement with GM provides for the reimbursement of certain selling expenses incurred by GMAC on off-lease vehicles sold by GM at auction. Included as a reduction of other operating expenses were reimbursements totaling $50.6 million, $48.5 million and $29.8 million in 1999, 1998 and 1997, respectively.

The net amounts due GM and its affiliated companies at the balance sheet dates relate principally to current wholesale financing of sales of GM products. The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made prior to the expiration of transit, interest is received from GM. Interest received on this arrangement is included in other income and totaled $105.2 million, $91.6 million and $70.3 million in 1999, 1998 and 1997, respectively.

The Company receives technical and administrative advice and services from GM and also occupies office space furnished by GM. Costs of such services, which are included in other operating expenses, amounted to $40.0 million, $36.3 million and $33.8 million in 1999, 1998 and 1997, respectively.

The Company and GM have agreed to enter into a lease arrangement in 2000. The transaction is expected to close in the first quarter of 2000 with the initial transfer of three properties located in Michigan totaling $429.0 million treated as an equity contribution. As part of the lease arrangement, the Company will fund and capitalize improvements to these properties totaling $1.1 billion over the next four years. The lease arrangement also provides for the properties to be leased to GM for fifteen years.

Insurance premiums earned by GMACI on certain coverages provided to GM totaled $455.1 million, $432.5 million and $387.6 million in 1999, 1998 and 1997, respectively.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  INSURANCE OPERATIONS

GMAC Insurance Holdings, Inc. and its subsidiaries (collectively "GMACI") perform a wide array of insurance underwriting including personal, mechanical and commercial coverages. GMACI conducts insurance and reinsurance operations primarily in the United States, Canada and Europe. GMACI insures selected personal, commercial and extended warranty coverages for individuals, auto dealerships, GMAC and GM. In the U.S., property and casualty risks are assumed from other insurers. Outside the U.S., property, casualty and mechanical risks are assumed from local insurance companies. GMACI cedes a portion of its insurance business and retrocedes a portion of its reinsurance business to outside reinsurers to protect the Company against certain types of loss activity. Premiums are earned on a basis related to coverage provided over the terms of the policies or reinsurance assumed contracts. Commissions, premium taxes and other costs that vary with, and are primarily related to acquiring new business are deferred and amortized over the terms of the related policies on the same basis as premiums are earned or over the average life of related policies, including renewals. The liability for losses and loss expenses includes amounts relating to reinsurance agreements and represents the accumulation of estimates for reported losses and a provision for losses incurred but not reported. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred. Insurance liabilities are necessarily based on estimates and the ultimate liability may vary from such estimates. The estimates are regularly reviewed and adjustments are included in income.

Unpaid Insurance Losses and Loss Adjustment Expenses
Activity in the reserves for losses and loss adjustment expenses ("LAE") is summarized as follows:


                                                         For the Years Ended December 31,
                                                   ----------------------------------------------
                                                       1999            1998            1997
                                                   --------------  --------------  --------------
                                                             (in millions of dollars)
Balance at beginning of the year                   $   2,062.7     $    2,125.3    $    1,581.9
 Less: reinsurance recoverables                          582.5            552.1           356.9
 Add: Integon net reserves at acquisition date            --             --               382.5
                                                   --------------  --------------  --------------
Net balance at beginning of the year                   1,480.2          1,573.2         1,607.5

Incurred related to:
  Current year                                         1,442.1          1,487.2         1,053.1
  Prior years                                            (52.2)             (17.8)         20.4
                                                   --------------  --------------  --------------
Total incurred                                         1,389.9          1,469.4         1,073.5

Paid related to:
 Current year                                           (961.0)          (950.2)         (761.5)
 Prior years                                            (599.9)          (612.2)         (346.3)
                                                   --------------  --------------  --------------
Total paid                                            (1,560.9)        (1,562.4)       (1,107.8)

Net balance at end of the year                         1,309.2          1,480.2         1,573.2
 Add: reinsurance recoverables                           552.7            582.5           552.1
                                                   --------------  --------------  --------------
Balance at end of the year                         $   1,861.9     $    2,062.7    $    2,125.3
                                                   ==============  ==============  ==============

As a result of changes in estimates of insured events, the reserves for losses and LAE decreased in 1999 and 1998 primarily due to the continued runoff of the product liability program and a reduction in personal lines business.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  MORTGAGE BANKING

GMAC Mortgage Group, Inc. and its subsidiaries (collectively "GMACMG") conduct mortgage banking operations in the United States, Mexico, Japan, Europe and Canada. GMACMG originates and markets single-family and commercial mortgage loans, and securities backed by such loans, to investors and services these loans on behalf of investors. In addition to offering other consumer products including home equity loans, insurance services and trustee services, GMACMG packages securities backed by home equity loans and subprime mortgages. GMACMG also actively pursues the acquisition of mortgage servicing rights from other mortgage bankers and financial institutions. Operations of GMACMG's various mortgage banking subsidiaries are conducted through its three primary businesses: GMAC Residential Holding Corp. ("GMACM"); GMAC Commercial Holding Corp. ("GMACCM"); and Residential Funding Corporation ("RFC").

Loan Originations and Servicing Acquisitions
The following summarizes GMACMG's originations and purchases of mortgage loans and the principal balances of acquisitions of mortgage servicing rights:


                                         For the Years Ended December 31,
                                      ----------------------------------------
                                            1999                  1998
                                      ------------------    ------------------
                                             (in millions of dollars)
Loans originated/brokered:
 Residential                              $21,532.6             $18,904.0
 Commercial                                 9,443.5               8,654.1

Loan purchases                            $22,763.4             $29,900.5

Bulk servicing acquisitions:
 Residential                              $22,220.1             $82,546.4
 Commercial                                15,673.0              12,038.7

Sales of Loans
GMACMG sells a majority of its originated loans into various governmental agency (FHLMC, FNMA and GNMA) mortgage-backed securities and whole loans to private investors while maintaining the right to service such mortgage loans. GMACMG generally packages its purchased mortgage loans into private mortgage-backed securities for sale to investment bankers and private mortgage investors.

Allowance for Losses
As part of its conduit mortgage banking activities, GMACMG retains subordinated and stripped mortgage-backed securities which are classified as trading securities and held at estimated fair value. On certain transactions, GMACMG will retain full or limited recourse for credit or other losses incurred by the purchaser of the loans sold. GMACMG establishes allowances for estimated future losses related to the outstanding recourse obligations, which management considers adequate. In addition, GMACMG provides appropriate loss allowances on warehouse lines and other loans held as investments.

Mortgage Servicing Rights
The right to service loans is contracted under primary or master servicing agreements. Under primary servicing agreements, GMACMG collects monthly principal, interest and escrow payments from individual mortgagors and performs certain accounting and reporting functions on behalf of the mortgage investors. As master servicer, GMACMG collects monthly payments from various sub-servicers and performs certain accounting and reporting functions on behalf of the mortgage investors. For such servicing activities, GMACMG earns a servicing fee, which is considered to be adequate compensation. With the exception of serviced mortgages owned by GMACMG, the servicing portfolio principal amount is not reflected in the Company's financial statements. Mortgage servicing rights, net of valuation allowances, totaled $3,421.8 million and $2,434.6 million at December 31, 1999 and 1998, respectively. The fair value of the mortgage servicing rights at December 31, 1999 and 1998 was $3,532.4 million and $2,559.7 million, respectively.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  MORTGAGE BANKING (CONTINUED)

Mortgage Servicing Rights (concluded)
GMACMG has stratified its mortgage servicing rights by predominant risk characteristics, primarily loan type and interest rate interval, for purposes of recording amortization expense and measuring impairment. Amortization expense is recorded for each stratum in proportion to and over the period of the projected net servicing income. Impairment is evaluated for each stratum by comparing fair value as estimated using projected discounted cash flows with current market assumptions to the net book value of the related stratum, adjusted for deferred hedge results. Impairment is recorded through a valuation allowance and charged to amortization expense in the period it is determined. At December 31, 1999 and 1998, the valuation allowance totaled $69.4 million and $52.7 million, respectively.

Servicing Portfolio
The following is a summary of GMACMG's servicing portfolios:

                                                       December 31,
                                           ------------------------------------
                                                1999                1998
                                           ----------------    ----------------
Servicing portfolio                             (in millions of dollars)
 Residential                               $    151,557.4      $    139,873.3
 Commercial (1)                                  78,158.0            52,104.7
 Master servicing                                68,193.0            58,433.6
 GMACMG intracompany servicing                   (2,467.7)           (2,918.0)
                                           ---------------     --------------
Total                                      $    295,440.7      $    247,493.6
                                           ===============     ==============

Number of serviced loans                      2,313,340           2,053,091
                                           ===============     ==============

(1) Includes $3,228.0 million and $2,492.1 million of term loans serviced on behalf of GMAC at December 31, 1999 and 1998, respectively.

Allowance for Loan Losses and Valuation Reserves
The following table presents an analysis of the allowance for mortgage loan losses and valuation reserves:

                                         1999            1998           1997
                                     ------------    -----------     ----------
                                             (in millions of dollars)
Balance at beginning of year             $138.5          $202.0         $138.0
Provisions charged to income               85.4            51.9          107.2
Net charge-offs and reductions            (45.8)         (115.4)         (43.2)
                                         ======          =======     =========
Balance at end of the year               $178.1          $138.5         $202.0
                                         ======          =======     =========

The allowance for loan losses and valuation reserves includes GMACMG's accrual for losses on loans sold with recourse totaling $29.7 million, $42.5 million and $86.3 million as of December 31, 1999, 1998 and 1997, respectively.

Loans Sold with Recourse
Information regarding GMACMG's loans sold with recourse is as follows:

                                                        December 31,
                                              ---------------------------------
                                                  1999               1998
                                              --------------    ---------------
                                                   (in millions of dollars)
Loans sold with recourse                      $  10,905.7         $ 9,572.8
                                              ===========         ==========

Maximum exposure on loans sold:
 Full recourse                                $     132.5         $    177.0
 Limited recourse                                   638.3              949.7
                                              -----------         ----------
Total                                         $     770.8         $  1,126.7
                                              ===========         ==========

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  MORTGAGE BANKING (CONTINUED)

Loans Sold with Recourse (concluded)
The maximum recourse exposure shown above is net of amounts reinsured with third parties which totaled $98.5 million and $135.5 million at December 31, 1999 and 1998, respectively.

Mortgage Derivative Financial Instruments
GMACMG uses various off-balance sheet financial instruments in the normal course of business to manage inherent risk. The derivative financial instruments are held for purposes other than trading and consist primarily of interest rate floors and caps, written and purchased option contracts, futures contracts and individually tailored swap products.

GMACMG utilizes option contracts on U.S. Treasury instruments and mortgage-backed securities, interest rate swaps and total rate of return swaps to hedge interest rate and price risk associated with its mortgage loans held for sale. At December 31, 1999 and 1998, the notional amount of such instruments totaled $6,254.5 million and $5,011.0 million, respectively. Realized and unrealized gains and losses associated with these instruments are considered in the lower of cost or market valuation of the mortgage loans.

GMACMG uses options and futures contracts on U.S. Treasury instruments and euros, and interest rate swap agreements to hedge price and interest rate risk associated with its mortgage-related securities. At December 31, 1999 and 1998, the notional amount of such instruments totaled $7,535.0 million and $9,717.6 million, respectively. Realized and unrealized gains and losses associated with these instruments are recognized in the current period on a mark-to-market basis.

GMACMG enters into interest rate swap contracts in an effort to stabilize short-term borrowing costs and maintain a minimum return on certain loans held for investment. At December 31, 1999 and 1998, the notional amount of these instruments totaled $314.7 million and $638.2 million, respectively. The contracts involve the delivery of fixed payments to a counterparty in return for variable payments based upon a published index. The contracts' values fluctuate inversely to the values of the related loan portfolio. The contracts have maturities ranging from two to five years. Amounts paid or received under such contracts are recorded as an adjustment to interest expense.

GMACMG uses interest rate caps and floors, futures, options on futures contracts, swaps, swaptions and forwards to manage potential prepayment activity associated with mortgage servicing rights. At December 31, 1999 and 1998, the notional amount of such instruments totaled $17,161.1 million and $65,177.2 million, respectively. The maturities of these instruments range between four months and five years. These instruments are carried at fair value, with adjustments recorded to the basis of mortgage servicing rights.

Mortgage Commitments
GMACMG enters into various commitments to purchase or originate mortgage loans in the normal course of business. Commitments to purchase or originate mortgage loans totaled $4,821.3 million and $5,165.5 million at December 31, 1999 and 1998, respectively. These commitment obligations are considered in conjunction with the lower of cost or market valuation of mortgage inventory held for sale.

Commitments to sell mortgage loans totaled $1,096.2 million and $2,380.7 million at December 31, 1999 and 1998, respectively. Commitments to sell securities totaled $537.9 million and $3,835.6 million at December 31, 1999 and 1998, respectively. These commitment obligations are considered in conjunction with the lower of cost or market valuation of mortgage loans held for sale.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  MORTGAGE BANKING (CONCLUDED)

Mortgage Commitments (concluded)
Warehouse lending involves the extension of short-term secured lines of credit to mortgage originators to finance mortgage loans until such loans are purchased by a permanent investor. Advances under the lines of credit are fully secured by the underlying mortgages and bear interest at a rate that is tied to a short-term index. At December 31, 1999 and 1998, unused warehouse lending commitments totaled $3,589.0 million and $2,021.9 million, respectively. GMACMG enters into foreign currency contracts to hedge foreign exchange risks associated with overseas lending. At December 31, 1999 and 1998, the notional amounts of such instruments totaled $437.1 million and $206.2 million, respectively. Construction lending involves the extension of long-term secured lines of credit to construction project managers. At December 31, 1999 and 1998, unused construction lending commitments totaled $1,206.6 million and $1,397.9 million, respectively. In addition, GMACMG also has outstanding commitments to lend on available credit lines, primarily home equity lines of credit. At December 31, 1999 and 1998, unused lending commitments on these lines totaled $1,112.4 million and $671.2 million, respectively.

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

Fair value information presented herein is based on information available at December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to December 31, 1999 and 1998 may differ significantly from these amounts.

The estimated fair value of financial instruments held by the Company, for which it is practicable to estimate that value, were as follows:


Balance sheet financial instruments:
                                             December 31, 1999                    December 31, 1998
                                     -----------------------------------  -----------------------------------
                                          Book             Estimated            Book            Estimated
                                          Value           Fair Value           Value           Fair Value
                                     ----------------   ----------------  -----------------  ----------------
Assets                                                      (in millions of dollars)
------
Cash and cash equivalents                $    704.3         $    704.3        $    618.1         $    618.1
Investments in securities                   8,984.7            8,986.7           8,681.9            8,681.9
Finance receivables, net                   81,288.9           80,936.1          71,101.2           71,300.4
Factored receivables                          764.9              764.9              --                 --
Notes receivable from GM                    4,025.0            3,948.9           2,270.5            2,261.5
Real estate mortgages
  -held for sale                            5,678.4            5,702.7           7,969.7            7,990.0
  -held for investment                      1,497.4            1,498.4           1,296.7            1,299.8
  -lending receivables                      1,800.6            1,800.6           2,063.6            2,063.6
Due and deferred from receivable
  sales, net                                  742.2              742.2             454.3              454.3

Liabilities
-----------
Debt                                     $121,158.2         $119,756.0        $106,173.2         $107,462.2

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Off-balance sheet financial instruments:
                                                   December 31, 1999                        December 31, 1998
                                        ---------------------------------------  --------------------------------------
                                          Contract/       (3)                      Contract/       (3)
                                          Notional       Gain         Loss         Notional       Gain         Loss
                                          Amount(3)     Position     Position      Amount(3)    Position     Position
                                          ---------     --------     --------      ---------    --------     --------
                                                                    (in millions of dollars)
Commitments to originate/purchase
  mortgages/securities                     $ 4,821.3      $  5.5    $  (29.0)       $ 5,165.5     $  15.1     $  (3.7)
Commitments to sell
  mortgages/securities                       1,634.1         6.9        (3.6)         6,216.3         1.6        (4.5)
Unused mortgage lending
  commitments                                5,907.9        --          --            4,091.0        --          --
Unused revolving credit lines                2,193.6        --          --              291.1        --          --
Interest rate instruments (1)               63,243.2       165.2      (692.9)        98,029.0       507.0      (152.1)
Foreign currency instruments (2)            13,266.7       385.1      (861.7)         7,885.0       486.3      (161.3)
Mortgage-related futures                     1,060.4         9.8        --            1,810.6         0.9        (6.0)


(1) The 1999 and 1998 notional balances include $38,892.5 million and $84,428.6 million, respectively, in financial instruments that are recorded at fair value on the balance sheet. The net fair value recorded on the balance sheet for these financial instruments totaled $22.7 million and $290.1 million at December 31, 1999 and 1998, respectively. The loss position includes deferred gains of $44.8 million and $36.8 million for December 31, 1999 and 1998, respectively. The gain/loss positions presented exclude accrued interest.

(2) Includes $5,212.9 million and $3,373.0 million in combined interest rate and currency swaps with unrealized losses of $367.8 million and unrealized gains of $153.8 million at December 31, 1999 and 1998, respectively. The unrealized gain or loss in the fair value of the foreign currency instruments in 1999 and 1998 was offset by the unrealized loss or gain in the fair value of the related underlying debt instruments. The gain/loss positions presented exclude accrued interest.

(3) Contract/notional amounts of off-balance sheet financial instruments do not represent credit risk exposures. Credit risk is limited to the current cost of replacing instruments in a gain position.

Cash and cash equivalents
The book value approximates fair value because of the short maturity of these instruments.

Investments in securities
Bonds, equity securities, notes and other available for sale investments in securities are carried at fair value, which is based on quoted market prices. The fair value of mortgage-related trading securities is based on market quotes, discounted using market prepayment assumptions and discount rates. The held to maturity investments in securities are carried at historical cost. The fair value of the held to maturity investments in securities is based on quoted market prices. The retained interests in securitizations are carried at fair value based on discounted expected cash flows using current market rates.

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

Factored receivables
The book value approximates the fair value because of the short duration of such receivables.

Notes receivable from GM
The fair value is estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to certain categories of other financing assets.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Real estate mortgages
The fair value of mortgage loans held for sale is based upon actual prices received on recent sales of mortgage loans and securities to investors and projected prices obtained through investor indications considering interest rates, mortgage loan type and credit quality. The fair values of loans held for investment is determined through a review of published market information associated with similar instruments. Due to the short-term floating rates on lending receivables, book values are assumed to approximate fair values.

Due and deferred from receivable sales, net
The fair value of interest-only strip receivables is derived by discounting expected cash flows using current market rates.

Debt
The fair value of debt is determined by using quoted market prices for the same or similar issues, if available, or based on the current rates offered to the Company for debt with similar remaining maturities. Commercial paper, master notes and demand notes have an original term of less than 270 days and, therefore, the carrying amount of these liabilities is considered fair value.

Commitments to originate/purchase mortgages/securities
The fair value of commitments is estimated using published market information associated with commitments to sell similar instruments.

Commitments to sell mortgages/securities
The fair value of commitments is estimated using published market information associated with similar instruments.

Unused mortgage lending commitments
The fair value of these commitments is considered in the overall valuation of the underlying assets with which they are associated.

Unused revolving credit lines
The unused portion of revolving lines of credit will approximate market value since they reprice at prevailing market rates.

Interest rate instruments
The notional balances of interest rate instruments include interest rate swaps of $36.3 billion and $19.0 billion; options of $8.7 billion and $68.1 billion; caps and floors of $18.0 billion and $10.4 billion; and mortgage servicing rights hedges of $0.3 billion and $0.5 billion, at December 31, 1999 and 1998, respectively.

The fair value of the existing interest rate swaps is estimated by discounting expected cash flows using quoted market interest rates. The fair value of written and purchased options is estimated using broker/dealer quoted market prices. The fair value of mortgage-related interest rate swaps, caps and written and purchased options is based upon broker/dealer quoted market prices.

Foreign currency instruments
The estimated fair value of the foreign currency swaps is derived by discounting expected cash flows using market exchange rates over the remaining term of the agreement.

Mortgage-related futures
The fair value of futures contracts is determined based upon quoted market prices.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONCLUDED)

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

In terms of geographic concentrations as of December 31, 1999, 77.6% of GMAC's consolidated automotive servicing assets were U.S. based; 10.6% were in Europe (of which 34.2% reside in Germany); 8.6% were in Canada; 1.6% were in Asia-Pacific (of which Australia represents 90.4%); and 1.6% were in Latin America. The majority of the Company's finance receivables are geographically diversified throughout the United States.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

Financial results for GMAC's operating segments are summarized below:


Operating Segments:
(in millions of dollars)
                                                                                  Eliminations/
                         GMAC-NAO        GMAC-IO        GMACI        GMACMG     Reclassifications      Total
                       -------------- -------------- ------------ ------------- ------------------ ---------------
1999
----
Total assets               $123,345.3    $18,114.6      $7,107.4     $18,398.2       $(18,176.3)      $148,789.2

Net financing revenue
                              1,413.6        905.4          --            --               41.0          2,360.0

Other revenue                 1,792.2         93.0       2,324.0       2,290.6            (59.7)         6,440.1

Tax expense                     566.8        136.3          79.5         177.6             --              960.2

Net income                      861.4        195.5         209.9         260.5             --            1,527.3

1998
----
Total assets               $108,266.9    $17,040.1      $7,265.5     $19,093.1       $(19,905.2)      $131,760.4

Net financing revenue
                              1,403.6        824.6          --            --               23.2          2,251.4

Other revenue                 1,396.3         48.0       2,382.1       1,389.0            (32.2)         5,183.2

Tax expense                     344.5        117.7          80.1          69.4             --              611.7

Net income                      753.5        230.9         225.9         115.0             --            1,325.3

1997
----
Total assets              $  88,569.6    $15,272.9      $7,088.6     $12,371.1       $(13,616.3)      $109,685.9

Net financing revenue
                              1,825.6        834.7          --            --              (16.7)         2,643.6

Other revenue                 1,168.8         24.0       1,786.6       1,036.5              2.9          4,018.8

Tax expense                     616.1        112.7          77.9         106.2             --              912.9

Net income                      674.8        235.1         224.6         166.6             --            1,301.1

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  SEGMENT INFORMATION (CONCLUDED)

Information concerning principal geographic areas was as follows:


Geographic Information:
-----------------------
(in millions of dollars)
                                                                                    All Other
                                                              United States         Countries            Total
                                                          -----------------------------------------------------------
1999
----
Net financing revenue and other revenue                         $ 7,210.9            $ 1,589.2         $ 8,800.1

Long-lived assets (1)                                            26,529.0              7,111.8          33,640.8

1998
----
Net financing revenue and other revenue                         $ 6,106.2            $ 1,328.4         $ 7,434.6

Long-lived assets (1)                                            21,961.8              7,217.5          29,179.3

1997
----
Net financing revenue and other revenue                         $ 5,356.4            $ 1,306.0         $ 6,662.4

Long-lived assets (1)                                            20,535.6              6,442.6          26,978.2


(1) Primarily consists of net operating leases, goodwill and net property and equipment.

NOTE 16.  COMMITMENTS AND CONTINGENT LIABILITIES

Minimum future commitments under operating leases having noncancellable lease terms in excess of one year, primarily for real property, aggregating $177.5 million, are payable $45.8 million in 2000; $32.0 million in 2001; $22.7 million in 2002; $18.8 million in 2003; $12.5 million in 2004; and $45.7 million in 2005 and thereafter. Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $232.5 million, $188.1 million and $181.5 million in 1999, 1998 and 1997, respectively.

The Company and certain subsidiaries of GMACI have entered into an agreement under which Electronic Data Systems Corporation ("EDS"), a former subsidiary of GM, will continue to be the principal provider of information technology services through 2002. An additional agreement has been signed for EDS to provide support for GMAC's European information technology related activities through 2001.

GMAC is subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of GMAC under these government regulations and under these claims and actions, was not determinable at December 31, 1999. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

SUPPLEMENTARY FINANCIAL DATA

SUMMARY OF CONSOLIDATED QUARTERLY EARNINGS (UNAUDITED)


                                                                       1999 Quarters
                                               --------------------------------------------------------------
                                                   First          Second           Third          Fourth
                                               --------------  --------------  --------------- --------------
                                                                 (in millions of dollars)
Total financing revenue                           $3,277.1         $3,361.2        $3,480.0        $3,659.6
Interest and discount expense                      1,512.9          1,538.0         1,666.9         1,808.4
Net financing revenue and other income             2,124.6          2,199.4         2,309.7         2,166.4
Provision for credit losses                          119.3            110.4            97.8            76.3
Net income                                           392.3            391.1           392.3           351.6


                                                                       1998 Quarters
                                               --------------------------------------------------------------
                                                   First          Second           Third          Fourth
                                               --------------  --------------  --------------- --------------
                                                                 (in millions of dollars)
Total financing revenue                           $3,106.8         $3,204.7        $3,150.2        $3,269.0
Interest and discount expense                      1,384.5          1,454.7         1,477.5         1,470.2
Net financing revenue and other income             1,763.2          1,906.4         1,819.9         1,945.1
Provision for credit losses                          107.2            121.5            93.9           140.5
Net income                                           349.3            364.7           313.1           298.2


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


(a)(3)  EXHIBITS   (Included in Part IV of this report).                    Page
                                                                            ----
           12      Statement of Ratio of Earnings to Fixed Charges
                    for the years 1999, 1998, 1997, 1996 and 1995.           62

          23.1     Consent of Independent Auditors.                          63

           27      Financial Data Schedule (for SEC electronic
                   filing information only).                                 --

(b)     REPORTS ON FORM 8-K.

        The Company filed a Form 8-K on October 14, 1999 and January 20, 2000 reporting matters under Item 5, Other Events.








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

                                  GENERAL MOTORS ACCEPTANCE CORPORATION
                                  -------------------------------------
                                               (Registrant)

                                  By  s/  John D. Finnegan
                                     -------------------------------------------
Date: March 10, 2000                   (John D. Finnegan, Chairman of the Board)
--------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 10th day of March, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.


             Signature                                     Title
             ---------                                     -----

s\   John D. Finnegan
-----------------------------
(John D. Finnegan)                       President and Chairman of the Board of
                                         Directors

s\   William F. Muir
-----------------------------
(William F. Muir)                        Executive Vice President and Director
                                         (Signing as Principal Financial
                                         Officer)


s\   Gerald E. Gross
-----------------------------
(Gerald E. Gross)                        Comptroller
                                         (Signing as Principal Accounting
                                         Officer)


s\   Richard J. S. Clout
-----------------------------
(Richard J. S. Clout)                    Executive Vice President and Director



s\   John E. Gibson
-----------------------------
(John E. Gibson)                         Executive Vice President and Director



s\   Eric A. Feldstein
-----------------------------
(Eric A. Feldstein)                      Director

                             SIGNATURES (CONCLUDED)

             Signature                          Title
             ---------                          -----

s\   J. Michael Losh
------------------------------------
(J. Michael Losh)                             Director



s\   Harry J. Pearce
------------------------------------
(Harry J. Pearce)                             Director



s\   W. Allen Reed
------------------------------------
(W. Allen Reed)                               Director



s\   John F. Smith, Jr.
------------------------------------
(John F. Smith, Jr.)                          Director



s\   G. Richard Wagoner, Jr.
------------------------------------
(G. Richard Wagoner, Jr.)                     Director



s\   Ronald L. Zarella
------------------------------------
(Ronald L. Zarrella)                          Director

                                                    EXHIBIT INDEX

                Exhibit
                Number        Exhibit Name
              ------------    --------------------------------------------------

                  12          Ratio of Earnings to Fixed Charges

                 23.1         Consent of Independent Auditors, Deloitte & Touche
                              LLP

                  27 Financial Data Schedule (for SEC electronic filing information only)