Form 10-Q
period 2000-03-31
GENERAL MOTORS ACCEPTANCE CORP
filed 2000-05-08
CIK 40729

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
---
      1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000, OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
---
      1934 FOR THE TRANSITION PERIOD FROM            TO
                                          ----------    -----------


                                           Commission file number 1-3754
                                                                  ------


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           38-0572512
--------------------------------------                      -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

3044 WEST GRAND BOULEVARD, DETROIT, MICHIGAN                         48202
--------------------------------------------                         -----
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code  313-556-5000
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

As of March 31, 2000, there were outstanding 10 shares of the issuer's common stock.

Documents incorporated by reference.  NONE.
                                      -----
================================================================================

This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

                          PART 1. FINANCIAL INFORMATION

The required information is given as to the registrant, General Motors Acceptance Corporation and subsidiaries (the Company or GMAC).

ITEM 1.       FINANCIAL STATEMENTS

              In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items which are necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are unaudited and are not necessarily indicative of results which may be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements, the significant accounting policies, and the other notes to the consolidated financial statements included in the Company's 1999 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

              The Financial  Statements  described below are submitted herein as
              Exhibit 20.

              1. Consolidated Balance Sheet, March 31, 2000, December 31, 1999 and March 31, 1999.

              2. Consolidated Statement of Income, Net Income Retained for Use in the Business and Comprehensive Income for the Three Months Ended March 31, 2000 and 1999.

              3. Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2000 and 1999.

              4.      Notes to Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS

Consolidated net income for the quarter was $397.3 million, up slightly from the $392.3 million earned in the first quarter of 1999. These earnings represent the best quarter for GMAC since 1991.

                                                               Three Months Ended March 31,
                                                           -------------------------------------
                                                                2000                 1999
                                                           ----------------     ----------------
                                                                 (in millions of dollars)
Automotive and other financing operations                       $ 262.1              $ 229.6
Insurance operations*                                              62.4                 64.9
Mortgage operations**                                              72.8                 97.8
                                                           ----------------     ----------------
Consolidated net income                                         $ 397.3              $ 392.3
                                                           ================     ================

*  GMAC Insurance Holdings, Inc. (GMACI)
** GMAC Mortgage Group, Inc. (GMACMG)


Net income from automotive and other financing operations totaled $262.1 million, up 14% from the $229.6 million earned in the first quarter of last year. Earnings were higher due primarily to higher asset levels and favorable loss experience. These higher earnings were partially offset by the onset of increased interest expense resulting from recent Federal Reserve rate increases.

Insurance operations generated net income of $62.4 million in the first quarter of 2000, virtually unchanged from the $64.9 million earned in the first quarter of 1999. Increased volume was offset by first quarter storm-related losses.

Mortgage operations earned $72.8 million in the first quarter of 2000, down 26% from the record $97.8 million earned for the same period last year. The decline in year-to-year performance is due to the non-recurrence of substantial benefits realized in the first quarter of 1999 that resulted from the securitization and sale of mortgage assets.

UNITED STATES NEW PASSENGER CAR AND TRUCK DELIVERIES

U.S. deliveries of new General Motors (GM) vehicles during the three months ended March 31, 2000 were higher than comparable 1999 levels, primarily as a result of an overall increase in the number of vehicles produced in the industry. The increase in financing penetration was primarily the result of increased lease incentive programs sponsored by GM.

                                                                     Three Months Ended March 31,
                                                                 --------------------------------------
                                                                      2000                  1999
                                                                 ----------------      ----------------
                                                                        (in millions of units)
Industry                                                               4.5                   4.0
General Motors                                                         1.3                   1.2

U.S. new GM vehicle deliveries financed by GMAC
  Retail (installment sale contracts and
    operating leases)                                                 45.3%                 42.0%
  Fleet transactions (lease financing)                                 1.8%                  2.1%
Total                                                                 35.7%                 32.8%



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCING VOLUME

The number of new vehicle deliveries financed for GM and other dealers are summarized below:

                                                     Three Months Ended March 31,
                                                    -------------------------------
                                                       2000               1999
                                                    ------------       ------------

                                                       (in thousands of units)
UNITED STATES
  Retail installment sale contracts                        227               225
  Operating leases                                         229               155
  Leasing                                                    6                 8
                                                    ------------       ------------
New deliveries financed                                    462               388
                                                    ============       ============

OTHER COUNTRIES

  Retail installment sale contracts                        121               102
  Operating leases                                          64                61
  Leasing                                                   16                16
                                                    ------------       ------------
New deliveries financed                                    201               179
                                                    ============       ============

WORLDWIDE

  Retail installment sale contracts                        348               327
  Operating leases                                         293               216
  Leasing                                                   22                24
                                                    ------------       ------------
New deliveries financed                                    663               567
                                                    ============       ============

The number of new vehicles financed in the U.S. during the first quarter of 2000 was higher than the first quarter of 1999, primarily as a result of an overall increase in the number of units financed in the industry. Additionally, continued GM-sponsored lease incentive programs added to the increase.

GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided for 866,000 new GM vehicles in 2000 and 868,000 new GM vehicles in 1999, representing 66.8% of all GM sales to U.S. dealers during the first quarter of 2000 and 1999. Wholesale penetration levels remained stable as a result of continued competitive pricing strategies by the Company.

INCOME AND EXPENSES

Financing revenue totaled $3,779.4 million in the first quarter of 2000, an increase of $502.3 million compared with the first quarter of 1999. The growth was mainly due to higher average retail, wholesale, operating lease and other loan receivable balances, which resulted primarily from strong GM sales levels and continued GM-sponsored special financing programs.

The Company's worldwide cost of borrowing, including the effects of derivatives, for the first quarter of 2000 averaged 6.21% compared to 5.52% for the same period in 1999. Total borrowing costs for U.S. operations averaged 6.32% for the first quarter of 2000, compared to 5.44% for the same period in 1999. The increase in average borrowing costs was mainly a result of the steady increase in market interest rates beginning in the third quarter of 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME AND EXPENSES (CONCLUDED)

Mortgage revenue and other income totaled $1,379.4 million for the three months ended March 31, 2000, compared to $1,102.3 million during the comparable period a year ago. The change from the comparable period in 1999 was mainly attributable to increases in mortgage servicing and processing fees and other income; interest and servicing fees earned on receivables due from GM; and the inclusion of GMAC Commercial Credit LLC, which was acquired in July 1999.

Consolidated salaries and other operating expenses totaled $1,281.8 million and $1,016.9 million for the respective quarters ended March 31, 2000 and 1999. The increase was mainly attributable to continued growth and acquisitions at GMACMG during the last three quarters of 1999. Additionally, GMAC acquisitions during 1999 contributed to a rise in goodwill amortization.

Annualized net retail losses were 0.60% of total average serviced automotive receivables during the first quarter of 2000 compared to 0.71% for the same period last year. The provision for credit losses totaled $107.4 million and $119.3 million for the three months ended March 31, 2000 and 1999, respectively, reflecting an improvement in portfolio quality.

The effective income tax rate was 37.1% and 38.8% for the three months ended March 31, 2000 and 1999, respectively. The decline in the effective tax rate can be attributed to decreases in accruals from prior years based upon periodic assessment of the adequacy of such accruals.

INSURANCE OPERATIONS

Net premiums earned by GMACI and its subsidiaries totaled $462.1 million and $446.6 million for the three months ended March 31, 2000 and 1999, respectively. This increase was a result of higher volume in the mechanical repair protection, personal auto, and property and casualty reinsurance lines of business. These increases were partially offset by lower volume in commercial lines, primarily due to the July 1999 termination of an auto dealership program.

Pre-tax capital gains and investment and other income at GMACI totaled $145.7 million for the quarter ended March 31, 2000, compared to $140.3 million for the quarter ended March 31, 1999. The increase was due to higher investment income and higher fee income related to the mechanical repair protection line of business, partially offset by lower capital gains. Period to period fluctuations in realized capital gains are largely due to the timing of sales of marketable securities.

Insurance losses and loss adjustment expenses totaled $360.4 million and $347.2 million during the first quarter of 2000 and 1999, respectively. The increase in 2000 was primarily due to higher storm-related losses.

Net income for the first quarter of 2000 was $62.4 million, compared to $64.9 million earned during the same period in 1999. Increased volume was offset by first quarter storm-related losses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

MORTGAGE OPERATIONS

During the first quarter of 2000, GMACMG loan origination, mortgage servicing acquisitions and correspondent loan volume totaled $13.1 billion compared to $17.8 billion for the same period in 1999. The decline was attributable to a higher interest rate environment, which resulted in a decrease in refinance, origination and bulk acquisition volumes. The combined GMACMG servicing portfolio, excluding GMAC term loans to dealers, totaled $295.3 billion at March 31, 2000, compared with $292.2 billion and $245.9 billion serviced at December 31 and March 31, 1999, respectively. The year-to-year increase was the result of significant mortgage servicing portfolio acquisitions and continued growth.

For the first three months of 2000, net income was $72.8 million, compared to $97.8 million for the same period in 1999. The decline in year-to-year performance is due to the non-recurrence of substantial benefits realized in the first quarter of 1999 that resulted from the securitization and sale of mortgage assets.

FINANCIAL CONDITION AND LIQUIDITY

At March 31, 2000, the Company owned assets and serviced automotive receivables totaling $166.9 billion, $4.6 billion above year-end 1999, and $25.8 billion above March 31, 1999. The year-to-year increases were principally the result of higher commercial and other loan receivables, serviced retail loan receivables, operating lease assets, serviced wholesale loan receivables, intangible assets, receivables due from GM, other assets and factored receivables. These increases were partially offset by a decline in real estate mortgages held for sale.

Finance receivables serviced by the Company, including sold receivables, totaled $100.1 billion at March 31, 2000, $3.1 billion above December 31, 1999 levels and $15.0 billion above March 31, 1999 levels. The year-to-year increase was primarily a result of an $8.1 billion increase in commercial and other loan receivables, a $4.9 billion increase in serviced retail loan receivables and a $2.5 billion increase in serviced wholesale loan receivables. The change in commercial and other loan receivables was due to the acquisition of Bank of New York Financial Corporation ("BNYFC") in July 1999 and increases in secured notes. Continued GM-sponsored retail financing incentives contributed to the rise in serviced retail loan receivables. The increase in serviced wholesale loan receivables over the prior year was a result of an increase in dealer inventory levels. The decrease in the on-balance sheet wholesale loan receivables was a result of two sales of wholesale receivables during the second half of 1999.

Consolidated operating lease assets, net of depreciation, totaled $31.1 billion at March 31, 2000, reflecting an increase of $0.9 billion over December 31,1999 and an increase of $3.4 billion over March 31, 1999. The year-to-year growth was the outcome of continued GM-sponsored lease incentive programs in the U.S.

The Company's due and deferred from receivable sales (net) totaled $697.1 million at March 31, 2000, compared with $742.2 million and $429.4 million at December 31 and March 31, 1999, respectively. The year-to-year increase was mainly due to an increase in cash deposits held for trusts related to the two sales of wholesale receivables during the second half of 1999.

Receivables due from GM amounted to $4.5 billion at March 31, 2000 compared with $4.0 billion and $2.6 billion at December 31 and March 31, 1999, respectively. The source of the year-over-year growth relates to additional loans from GMAC of Canada, Limited, a wholly-owned subsidiary, to GM of Canada ("GMCL"), a wholly-owned subsidiary of GM. The loans are used to fund GMCL's vehicle leasing program.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY (CONCLUDED)

The real estate mortgage inventory held for sale amounted to $4.5 billion, $1.2 billion and $0.5 billion below December 31 and March 31, 1999, respectively. The lower balance is due to an increase in the volume of loans that were securitized during the first quarter of 2000.

Other assets at March 31, 2000 totaled $10.5 billion, compared with $9.6 billion and $7.0 billion at December 31 and March 31, 1999. The year-to-year increase was principally the result of an increase in intangible assets related to the 1999 acquisitions of various subsidiaries. Also contributing to the increase, GMAC and GM entered into a lease arrangement during the first quarter of 2000. Under this transaction, GM transferred to GMAC three properties located in Michigan totaling $478.9 million, representing an equity contribution.

As of March 31, 2000, GMAC's total borrowings were $123.2 billion, compared with $121.2 billion and $105.3 billion at December 31, 1999 and March 31, 1999, respectively. The increased borrowings since March 31, 1999 were used to fund increased asset levels. GMAC's ratio of consolidated debt to total stockholder's equity at March 31, 2000 was 9.5:1, compared to 10.9:1 at December 31, 1999 and 10.5:1 at March 31, 1999. The decline was due to capital contributions from GM totaling $1,478.9 million during the first quarter of 2000.

The Company and its subsidiaries maintain substantial bank lines of credit which totaled $45.8 billion at March 31, 2000, compared to $46.2 billion at year-end 1999 and $42.0 billion at March 31, 1999. The unused portion of these credit lines totaled $36.5 billion at March 31, 2000, $0.9 billion and $4.1 billion higher than December 31 and March 31, 1999, respectively. Included in the unused credit lines at March 31, 2000, is a $14.7 billion syndicated multi-currency global credit facility available for use in the U.S. by GMAC and in Europe by GMAC International Finance B.V. and GMAC (UK) plc. The entire $14.7 billion is available to GMAC in the U.S., $0.9 billion is available to GMAC (UK) plc and $0.8 billion is available to GMAC International Finance B.V. At March 31, 1999, syndicated revolving credit facilities of $11.2 billion were available for use by these entities. The syndicated credit facility serves primarily as back up for GMAC's unsecured commercial paper programs. Also included in the unused credit lines is a $12.0 billion U.S. asset-backed commercial paper liquidity and receivables facility for New Center Asset Trust ("NCAT"), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

In June 1999, GMAC modified its existing syndicated revolving credit facilities to combine the U.S. and certain European facilities into one syndicated multi-currency global facility. Modified terms consisted of five years on one-half of the facility, with a 364-day term (including a provision that allows GMAC to draw down a one year term loan on the termination date) on the remaining facility. Additionally, there is a leverage covenant restricting the ratio of consolidated debt to total stockholder's equity to no greater than 11.0:1. This covenant is only applicable under certain conditions. Those conditions are not in effect now and were not in effect during the quarter ended March 31, 2000.

As discussed in the Company's 1999 Annual Report on Form 10-K, the Company utilizes a variety of interest rate and currency derivative instruments in managing its interest rate and foreign exchange exposures. The notional amount of derivatives increased from $77.6 billion at December 31, 1999 to $86.7 billion at March 31, 2000. The change is primarily attributable to an increase in financial instruments associated with mortgage servicing and GMAC's increased debt levels.

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

ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. During the second quarter of 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, which delayed implementation until fiscal years beginning on or after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the consolidated financial statements of the Company. The Company will adopt this accounting standard on January 1, 2001, as required.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company did not become a party to any material pending legal proceedings during the first quarter ended March 31, 2000, or prior to the filing of this report.

ITEM 5. OTHER INFORMATION

                       RATIO OF EARNINGS TO FIXED CHARGES

                               Three Months Ended
                                    March 31,
                          ----------------------------

                               2000           1999
                               ----           ----
                               1.33           1.42

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)        EXHIBITS

                20 General Motors Acceptance Corporation and Subsidiaries Consolidated Financial Statements for the Three Months Ended March 31, 2000.

(b)        REPORTS ON FORM 8-K.

           The Company filed a Form 8-K on January 20, 2000 and April 13, 2000 reporting matters under Item 5, Other Events.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GENERAL MOTORS ACCEPTANCE CORPORATION
                                    ------------------------------------------
                                    (Registrant)



                                    S/ WILLIAM F. MUIR
                                    ------------------------------------------
Dated: MAY 8, 2000                  William F. Muir, Executive Vice
       -----------                  President and Principal Financial Officer



                                    S/ GERALD E. GROSS
                                    ------------------------------------------
Dated: MAY 8, 2000                  Gerald E. Gross, Comptroller and
       -----------                  Principal Accounting Officer


                                                                                                     Exhibit 20
                                                                                                     Page 1 of 7

                                                     GENERAL MOTORS ACCEPTANCE CORPORATION
                                                           CONSOLIDATED BALANCE SHEET

                                                                        March 31,         December 31,          March 31,
                                                                          2000                1999                1999
                                                                    ------------------  ------------------  ------------------
ASSETS                                                                              (in millions of dollars)
------
Cash and cash equivalents                                            $        892.9     $                    $        850.2
                                                                                                  704.3

Investments in securities                                                   8,879.0             8,984.7             8,520.3
Finance receivables, net (Note 1)                                          85,364.9            81,288.9            74,518.4
Investment in operating leases, net                                        31,107.0            30,242.4            27,716.4
Notes receivable from General Motors Corporation                            4,468.5             4,025.0             2,589.9
Real estate mortgages - held for sale                                       4,476.6             5,678.4             4,996.0
                      - held for investment                                 1,628.5             1,497.4             1,399.9
                      - lending receivables                                 1,653.3             1,800.6             1,423.2
Factored receivables                                                          783.3               764.9                 -
Due and deferred from receivable sales, net                                   697.1               742.2               429.4
Mortgage servicing rights, net                                              3,478.8             3,421.8             2,684.2
Other                                                                      10,483.1             9,638.6             6,961.7
                                                                    ------------------  ------------------  ------------------

TOTAL ASSETS                                                            $ 153,913.0         $ 148,789.2         $ 132,089.6
                                                                    ==================  ==================  ==================

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES

General Motors Corporation and affiliated companies                           367.4               216.0             1,243.7
Interest                                                                    1,745.6             1,550.8             1,497.2
Insurance losses and loss expenses                                          1,799.4             1,861.9             2,037.1
Unearned insurance premiums                                                 1,992.6             1,949.5             1,903.1
Deferred income taxes                                                       3,520.7             3,496.7             3,019.4
United States and foreign income and other taxes payable                      736.5               521.9               480.8
Other postretirement benefits                                                 714.4               704.3               693.1
Other                                                                       6,886.4             6,207.5             5,875.5
Debt (Note 2)                                                             123,191.8           121,158.2           105,325.8
                                                                    ------------------  ------------------  ------------------
   Total liabilities                                                      140,954.8           137,666.8           122,075.7
                                                                    ------------------  ------------------  ------------------

Commitments and contingencies

STOCKHOLDER'S EQUITY

Common stock, $.10 par value (authorized 10,000
 shares, outstanding 10 shares) and paid-in capital (Note 3)                3,678.9             2,200.0             2,200.0
Retained earnings                                                           9,201.2             8,803.9             7,668.9
Net unrealized gains on securities                                            360.8               356.8               328.6
Unrealized accumulated foreign currency translation adjustment               (282.7)             (238.3)             (183.6)
                                                                    ------------------  ------------------  ------------------
   Accumulated other comprehensive income                                      78.1               118.5               145.0
                                                                    ------------------  ------------------  ------------------
   Total stockholder's equity                                              12,958.2            11,122.4            10,013.9
                                                                    ------------------  ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                              $ 153,913.0         $ 148,789.2         $ 132,089.6
                                                                    ==================  ==================  ==================


Reference should be made to the Notes to Consolidated Financial Statements




                                                                                                         Exhibit 20
                                                                                                         Page 2 of 7

                                   GENERAL MOTORS ACCEPTANCE CORPORATION
                                     CONSOLIDATED STATEMENT OF INCOME,
                              NET INCOME RETAINED FOR USE IN THE BUSINESS AND
                                            COMPREHENSIVE INCOME

                                                                              Three Months Ended
                                                                                  March 31,
                                                                      -----------------------------------
                                                                           2000               1999
                                                                      ----------------   ----------------
                                                                           (in millions of dollars)

FINANCING REVENUE

Retail and lease financing                                                $ 1,144.4         $  1,005.9
Operating leases                                                            2,011.9            1,795.5
Wholesale, commercial and other loans                                         623.1              475.7
                                                                      ----------------   ----------------
   Total financing revenue                                                  3,779.4            3,277.1
Interest and discount                                                       1,909.6            1,512.9
Depreciation on operating leases                                            1,330.4            1,188.5
                                                                      ----------------   ----------------
   Net financing revenue                                                      539.4              575.7
Insurance premiums earned                                                     462.1              446.6
Mortgage revenue                                                              859.8              728.2
Other income                                                                  519.6              374.1
                                                                      ----------------   ----------------
   Net financing revenue and other                                          2,380.9            2,124.6
                                                                      ----------------   ----------------

EXPENSES

Salaries and benefits                                                         469.7              395.7
Other operating expenses                                                      812.1              621.2
Insurance losses and loss adjustment expenses                                 360.4              347.2
Provision for credit losses                                                   107.4              119.3
                                                                      ----------------   ----------------
   Total expenses                                                           1,749.6            1,483.4
                                                                      ----------------   ----------------

Income before income taxes                                                    631.3              641.2
United States, foreign and other income taxes                                 234.0              248.9
                                                                      ----------------   ----------------
NET INCOME                                                                    397.3              392.3

Retained earnings at beginning of the period                                8,803.9            7,351.6
                                                                      ----------------   ----------------
Total                                                                       9,201.2            7,743.9
Cash dividends                                                                 --                 75.0
                                                                      ----------------   ----------------
   RETAINED EARNINGS AT END OF THE PERIOD                                 $ 9,201.2         $  7,668.9
                                                                      ================   ================

TOTAL COMPREHENSIVE INCOME                                               $    356.9        $     297.3
                                                                      ================   ================





                                                                                                     Exhibit 20
                                                                                                     Page 3 of 7

                                                       GENERAL MOTORS ACCEPTANCE CORPORATION
                                                        CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    Three Months Ended
                                                                         March 31,
                                                               ------------------------------
                                                                   2000            1999
                                                               --------------  --------------
                                                                 (in millions of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $     397.3    $      392.3
Depreciation and amortization                                       1,525.9         1,312.1
Provision for credit losses                                           107.4           119.3
Gains on sales of finance receivables                                  --             (54.9)
Gains on sales of available-for-sale investment securities            (40.8)          (49.9)
Mortgage loans             - originations/purchases                (9,341.0)      (13,718.3)
                           - proceeds on sale                      10,542.8        16,692.0
Mortgage-related securities held for trading
                           - acquisitions                            (388.5)         (448.5)
                           - liquidations                              98.7           808.8
Changes in the following items:
  Due to General Motors Corporation and affiliated companies          166.8           345.1
  Taxes payable and deferred                                          274.6           123.9
  Interest payable                                                    201.1           234.2
  Other assets                                                       (278.0)         (224.7)
  Other liabilities                                                   378.3           126.1
Other                                                                 (26.9)           35.9
                                                               --------------  --------------
  Net cash provided by operating activities                         3,617.7         5,693.4
                                                               --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Finance receivables                  - acquisitions               (51,977.4)      (42,869.5)
                                     - liquidations                35,252.4        31,818.6
Notes receivable from General Motors Corporation                     (449.2)         (305.7)
Operating leases                     - acquisitions                (4,448.2)       (3,433.0)
                                     - liquidations                 1,679.9         2,279.2
Investments in available-for-sale securities:
                                     - acquisitions                (5,725.4)       (5,317.4)
                                     - maturities                   5,529.4         4,431.0
                                     - proceeds from sales            649.8           769.8
Investments in held to maturity securities:
                                     - acquisitions                    (0.3)          (93.8)
Mortgage servicing rights  - acquisitions                            (178.0)         (326.8)
                                     - liquidations                     0.3            --
Proceeds from sales of receivables   - wholesale                   11,821.2         4,887.3
                                     - retail                         427.0         2,487.7
Net increase in short-term factored receivables                       (20.3)           --
Due and deferred from receivable sales                                 37.4            12.6
Other                                                                 185.1           591.9
                                                               --------------  --------------
  Net cash used in investing activities                            (7,216.3)       (5,068.1)
                                                               --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                            7,752.7         7,559.0
Principal payments on long-term debt                               (4,577.2)       (3,659.7)
Change in short-term debt, net                                       (387.5)       (4,217.9)
Capital contribution from GM                                        1,000.0            --
Dividends paid                                                         --             (75.0)
                                                               --------------  --------------
  Net cash provided by/(used in) financing activities               3,788.0          (393.6)
                                                               --------------  --------------
Effect of exchange rate changes on cash and cash equivalents           (0.8)            0.4
                                                               --------------  --------------

  Net increase in cash and cash equivalents                           188.6           232.1
Cash and cash equivalents at the beginning of the period              704.3           618.1
                                                               --------------  --------------
Cash and cash equivalents at the end of the period              $     892.9    $      850.2
                                                               ==============  ==============

SUPPLEMENTARY CASH FLOWS INFORMATION
  Interest paid                                                 $   1,685.1    $    1,241.6
  Income taxes paid                                                    38.8            38.7

NON-CASH FINANCING ACTIVITY
  Capital contribution of property from GM (Note 3)             $     478.9    $       --

                                                                                                     Exhibit 20
                                                                                                     Page 4 of 7

                                                       GENERAL MOTORS ACCEPTANCE CORPORATION
                                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  FINANCE RECEIVABLES

The composition of finance receivables outstanding is summarized as follows:

                                             March 31,         December 31,          March 31,
                                                2000               1999                 1999
                                          -----------------   ----------------    -----------------
                                                          (in millions of dollars)
United States

  Retail                                        $ 37,142.0         $ 35,607.9           $ 32,563.5
  Wholesale                                       18,857.9           17,716.5             20,561.6
  Commercial                                       2,703.7            2,382.7                143.6
  Leasing and lease financing                        637.2              627.3                646.8
  Other                                            9,886.2            8,841.4              5,697.6
                                          -----------------   ----------------    -----------------
Total United States                               69,227.0           65,175.8             59,613.1
                                          -----------------   ----------------    -----------------

Europe

  Retail                                           5,604.6            5,684.6              5,073.2
  Wholesale                                        3,546.1            3,904.9              4,253.5
  Commercial                                       1,024.3              997.2                  --
  Leasing and lease financing                        464.0              452.9                448.9
  Other                                              474.0              490.9                443.8
                                          -----------------   ----------------    -----------------
Total Europe                                      11,113.0           11,530.5             10,219.4
                                          -----------------   ----------------    -----------------

Canada

  Retail                                           2,576.4            2,344.5              1,862.5
  Wholesale                                        2,619.3            2,086.8              2,725.4
  Commercial                                         234.3              169.5                  --
  Leasing and lease financing                        748.5              771.6                795.9
  Other                                              182.5              170.9                100.0
                                          -----------------   ----------------    -----------------
Total Canada                                       6,361.0            5,543.3              5,483.8
                                          -----------------   ----------------    -----------------

Other Countries

  Retail                                           2,431.2            2,398.9              2,409.1
  Wholesale                                          909.8            1,011.6                927.9
  Leasing and lease financing                        624.9              693.5                629.3
  Other                                              197.5              202.8                205.6
                                          -----------------   ----------------    -----------------
Total Other Countries                              4,163.4            4,306.8              4,171.9
                                          -----------------   ----------------    -----------------

Total finance receivables                         90,864.4           86,556.4             79,488.2
                                          -----------------   ----------------    -----------------

Deductions

  Unearned income                                  4,355.2            4,153.1              3,940.3
  Allowance for credit losses                      1,144.3            1,114.4              1,029.5
                                          -----------------   ----------------    -----------------
Total deductions                                   5,499.5            5,267.5              4,969.8
                                          -----------------   ----------------    -----------------
Finance receivables, net                        $ 85,364.9         $ 81,288.9           $ 74,518.4
                                          =================   ================    =================




                                                                                                     Exhibit 20
                                                                                                     Page 5 of 7

                                                       GENERAL MOTORS ACCEPTANCE CORPORATION
                                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  DEBT

                                                    Weighted Average         March 31,         December 31,           March 31,
                                                      Interest Rate             2000                1999                1999
                                                  ----------------------   ---------------    -----------------    ----------------
SHORT-TERM DEBT

  Commercial paper                                                          $   34,085.3        $   33,224.0         $   27,300.4
  Demand notes                                                                   4,447.7             4,301.3              6,688.5
  Master notes and other                                                         4,140.7             4,503.9              3,014.6
  Bank loans and overdrafts                                                      7,957.1             9,010.0              8,518.5
                                                                           ---------------    -----------------    ----------------
Total principal amount                                                          50,630.8            51,039.2             45,522.0
  Unamortized discount                                                            (199.8)             (200.7)              (117.1)
                                                                           ---------------    -----------------    ----------------
Total short-term debt                                                           50,431.0            50,838.5             45,404.9
                                                                           ---------------    -----------------    ----------------


LONG-TERM DEBT
Current portion of long-term debt                                               14,816.6            14,995.9             11,585.1

United States

  2000                                                                                                                    7,000.7
  2001                                                     6.4%                 10,159.1            12,656.0              9,297.3
  2002                                                     5.8%                 13,000.1            12,074.4              8,491.7
  2003                                                     6.1%                  8,074.9             7,225.7              7,281.3
  2004                                                     6.4%                  4,415.9             4,449.8              1,023.6
  2005 to 2049                                             7.0%                 12,620.5             9,235.2              7,177.8
                                                                           ---------------    -----------------    ----------------
Total United States                                                             48,270.5            45,641.1             40,272.4

Other countries
  2000 - 2008                                              5.5%                 10,295.5            10,310.5              8,726.6
                                                                           ---------------    -----------------    ----------------

Total United States and other countries                                         73,382.6            70,947.5             60,584.1
  Unamortized discount                                                            (621.8)             (627.8)              (663.2)
                                                                           ---------------    -----------------    ----------------
Total long-term debt                                                            72,760.8            70,319.7             59,920.9
                                                                           ---------------    -----------------    ----------------

Total debt                                                                   $ 123,191.8         $ 121,158.2          $ 105,325.8
                                                                           ===============    =================    ================


                                                                    Exhibit 20
                                                                    Page 6 of 7

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  TRANSACTIONS WITH AFFILIATES

During the first quarter of 2000, GMAC received capital contributions from GM totaling $1,478.9 billion. The Company and GM entered into a lease arrangement during the first quarter of 2000. Under this transaction, GM transferred to GMAC three properties located in Michigan totaling $478.9 million, representing an equity contribution. As part of the lease arrangement, the Company will fund and capitalize improvements to these properties totaling $1.2 billion over the next four years. The lease arrangement also provides for the properties to be leased to GM for sixteen years. In addition, GMAC received a cash contribution for $1.0 billion during the first quarter of 2000.

                                                                    Exhibit 20
                                                                    Page 7 of 7

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SEGMENT INFORMATION

GMAC's reportable operating segments include GMAC North American Financing Operations (GMAC-NAO), GMAC International Financing Operations (GMAC-IO), Insurance Operations (GMACI) and Mortgage Operations (GMACMG). GMAC-NAO consists of automotive financing in the United States and Canada as well as the commercial financing operations, and GMAC-IO consists of all other countries and Puerto Rico.

Financial results of GMAC's operating segments for the three months ended March 31, 2000 and 1999 are summarized below:

(in millions of dollars)

                                                                                   Eliminations/
                           GMAC-NAO       GMAC-IO        GMACI        GMACMG      Reclassifications      Total
                        --------------- ------------- ------------- ------------  -----------------  ---------------

MARCH 31, 2000

Total assets               $ 129,132.3    $ 17,757.4    $ 7,198.6     $ 17,835.9     $  (18,011.2)      $ 153,913.0

Net financing revenue            275.3         265.2          --             --              (1.1)            539.4

Other revenue                    546.7          32.4        604.8          661.4             (3.8)          1,841.5

Net income                       200.3          61.8         62.4           72.8             --               397.3

MARCH 31, 1999

Total assets               $ 108,533.7    $ 16,467.0    $ 7,433.4     $ 15,852.1     $  (16,196.6)      $ 132,089.6

Net financing revenue            336.4         220.6          --            --               18.7             575.7

Other revenue                    419.5          11.2        583.2          558.0            (23.0)          1,548.9

Net income                       180.4          49.2         64.9           97.8             --               392.3

