Form 10-Q/A
period 2000-03-31
GENERAL MOTORS ACCEPTANCE CORP
filed 2000-05-12
CIK 40729

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A

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

                                    GENERAL MOTORS ACCEPTANCE CORPORATION
                                    ------------------------------------------
                                    (Registrant)



                                    S/ WILLIAM F. MUIR
                                    ------------------------------------------
Dated: MAY 12, 2000                 William F. Muir, Executive Vice
       ------------                 President and Principal Financial Officer



                                    S/ GERALD E. GROSS
                                    ------------------------------------------
Dated: MAY 12, 2000                 Gerald E. Gross, Comptroller and
       ------------                 Principal Accounting Officer


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
                                                                           ===============    =================    ================


                                                                    Exhibit 20
                                                                    Page 6 of 7

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  TRANSACTIONS WITH AFFILIATES

During the first quarter of 2000, GMAC received capital contributions from GM totaling $1,478.9 million. The Company and GM entered into a lease arrangement during the first quarter of 2000. Under this transaction, GM transferred to GMAC three properties located in Michigan totaling $478.9 million, representing an equity contribution. As part of the lease arrangement, the Company will fund and capitalize improvements to these properties totaling $1.2 billion over the next four years. The lease arrangement also provides for the properties to be leased to GM for sixteen years. In addition, GMAC received a cash contribution for $1.0 billion during the first quarter of 2000.

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

