Form 10-Q
period 2000-06-30
GENERAL MOTORS ACCEPTANCE CORP
filed 2000-08-09
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO __________

Commission file number 1-3754

GENERAL MOTORS ACCEPTANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-0572512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3044 West Grand Boulevard, Detroit, Michigan (Address of principal executive offices)	48202 (Zip Code)

Registrant’s telephone number, including area code 313-556-5000

The registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ] .

As of June 30, 2000, there were outstanding 10 shares of the issuer’s common stock.

Documents incorporated by reference. None.

This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

PART 1. FINANCIAL INFORMATION

The required information is given as to the registrant, General Motors Acceptance Corporation and subsidiaries (the Company or GMAC).

ITEM	1.	FINANCIAL STATEMENTS

In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items which are necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are unaudited and are not necessarily indicative of results which may be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements, the significant accounting policies, and the other notes to the consolidated financial statements included in the Company’s 1999 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

The Financial Statements described below are submitted herein as Exhibit 20.

1. Consolidated Balance Sheet, June 30, 2000 and December 31, 1999.

2. Consolidated Statement of Income, Net Income Retained for Use in the Business and Comprehensive Income for the Second Quarter and Six Months Ended June 30, 2000 and 1999.

3. Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2000 and 1999.

4. Notes to Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS

GMAC earned consolidated net income of $395.1 million, up 1% from the $391.1 million earned in the second quarter of 1999. Net income for the first six months of 2000 was $792.4 million, up 1% from the $783.4 million reported in the same period a year ago.

	Period Ended June 30,

	Second Quarter		Six Months

	2000	1999	2000	1999

	(in millions of dollars)
Automotive and other financing operations	$278.0	$274.5	$540.1	$504.1

Insurance operations (*)	57.2	50.2	119.6	115.1

Mortgage operations(**)	59.9	66.4	132.7	164.2

Consolidated net income	$395.1	$391.1	$792.4	$783.4

(*) GMAC Insurance Holdings, Inc. (GMACI)
(**) GMAC Mortgage Group, Inc. (GMACMG)

For the quarter, net income from automotive and other financing operations totaled $278.0 million, up $3.5 million from the $274.5 million earned in the second quarter of last year. The continued growth in assets offset the negative impact from recent increases in borrowing costs.

Insurance operations generated net income of $57.2 million in the second quarter of 2000, up 13.9% from the $50.2 million earned in the second quarter of 1999. Earnings were higher primarily due to higher investment and other income.

Mortgage operations earned $59.9 million in the second quarter of 2000, down 9.8% from the $66.4 million earned for the same period last year. The decline in quarter-over-quarter performance reflects a general slowdown in volume due to rising mortgage interest rates.

UNITED STATES NEW PASSENGER CAR AND TRUCK DELIVERIES

U.S. deliveries of new General Motors (GM) vehicles during the second quarter and the first six months of 2000 were unchanged compared to the comparable periods in 1999. The increase in financing penetration in the second quarter and six months of 2000 was primarily the result of increased incentive programs sponsored by GM.

	Period Ended June 30,

	Second Quarter		Six Months

	2000	1999	2000	1999

	(in millions of units)
Industry	4.9	4.8	9.4	8.8

General Motors	1.4	1.4	2.6	2.6

New GM vehicle deliveries financed by GMAC Retail (installment sale contracts and operating leases)	44.2%	41.6%	44.7%	41.8%

Fleet transactions (lease financing)	1.7%	1.4%	1.7%	1.7%

Total	34.9%	33.1%	35.3%	32.9%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCING VOLUME

The number of new vehicle deliveries financed for GM and other dealers are summarized below:

	Period Ended June 30,

	Second Quarter		Six Months

	2000	1999	2000	1999

	(in thousands of units)
United States Retail installment sale contracts	270	241	497	466

Operating leases	200	222	429	377

Leasing	7	6	13	14

New deliveries financed	477	469	939	857

Other Countries Retail installment sale contracts	142	116	263	218

Operating leases	76	90	140	151

Leasing	16	18	32	34

New deliveries financed	234	224	435	403

Worldwide Retail installment sale contracts	412	357	760	684

Operating leases	276	312	569	528

Leasing	23	24	45	48

New deliveries financed	711	693	1,374	1,260

The number of new vehicles financed in the U.S. during the second quarter and first six months of 2000 was higher than the comparable periods in 1999, primarily as a result of an overall increase in the percentage of new GM vehicle deliveries financed by GMAC.

GMAC also provides wholesale financing for GM and other dealers’ new and used vehicle inventories. In the United States, inventory financing was provided for 1,004,000 and 1,870,000 new GM vehicles during the second quarter and first six months of 2000, respectively, compared with 860,000 and 1,728,000 new GM vehicles during the respective periods in 1999. GMAC’s wholesale financing represented 70.5% of all GM vehicle sales to U.S. dealers during the first six months of 2000, up from 65.0% for the comparable period a year ago. The increase in wholesale penetration levels was attributable to marketing initiatives and competitive pricing strategies offered by the Company.

INCOME AND EXPENSES

Financing revenue totaled $3,827.9 million and $7,607.3 million in the second quarter and first six months of 2000, respectively, compared to $3,361.2 million and $6,638.3 million for the comparable periods in 1999. The growth was mainly due to higher average retail, wholesale, operating lease and other loan receivable balances, which resulted primarily from strong GM sales levels and continued GM-sponsored special financing programs.

The Company’s worldwide cost of borrowing, including the effects of derivatives, for the second quarter and first six months of 2000 averaged 6.39% and 6.30%, respectively, compared to 5.53% and 5.52% for the same periods in 1999. Total borrowing costs for U.S. operations averaged 6.56% and 6.45% for the second quarter and first six months of 2000, respectively, compared to 5.45% for both the second quarter and first six months of 1999. The increase in average borrowing costs was mainly a result of the steady increase in market interest rates beginning in the third quarter of 1999.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME AND EXPENSES (concluded)

Other income totaled $584.5 million and $1,104.1 million for the second quarter and six months ended June 30, 2000, respectively, compared to $365.4 million and $739.5 million during the comparable 1999 periods. The change from the comparable periods in 1999 was mainly attributable to increases in interest and servicing fees earned on receivables due from GM and the inclusion of GMAC Commercial Credit LLC, which was acquired in July 1999.

Consolidated salaries and other operating expenses totaled $1,318.7 million and $2,600.5 million for the second quarter and first six months of 2000, respectively, compared to $1,111.3 million and $2,128.2 million for the comparable periods last year. The increase was mainly attributable to continued growth and acquisitions at GMAC and GMACMG during the last two quarters of 1999. Additionally, GMAC acquisitions during 1999 contributed to a rise in goodwill amortization.

Annualized net retail losses were 0.53% and 0.56% of total average serviced automotive receivables during the second quarter and first six months of 2000, respectively, compared to 0.51% and 0.61% for the same periods last year. The provision for credit losses totaled $237.7 million and $229.7 million for the six month periods ended June 30, 2000 and 1999.

The effective income tax rate for the first six months of 2000 was 37.0%, compared to 38.6% and 38.8% for the periods ended December 31, 1999 and June 30, 1999, respectively. The decline in the effective tax rate can be attributed to decreases in accruals from prior years based upon periodic assessment of the adequacy of such accruals primarily for tax liabilities of non-U.S. operations.

INSURANCE OPERATIONS

Net premiums earned by GMACI and its subsidiaries totaled $466.0 million and $928.1 million for the second quarter and six months ended June 30, 2000, respectively, compared to $442.2 million and $888.8 million for the same periods during 1999. This increase was a result of higher volume in the mechanical repair protection, personal auto, property and casualty reinsurance, and international lines of business. These increases were partially offset by the loss of premium due to the July 1999 termination of a commercial auto dealership program.

Pre-tax capital gains and investment and other income at GMACI totaled $159.6 million and $305.3 million for the second quarter and first six months of 2000, compared to $148.7 million and $289.0 million for the same periods in 1999. The increase was due to higher service fee income related to the mechanical repair protection line of business and to higher investment income.

Insurance losses and loss adjustment expenses totaled $369.7 million and $730.1 million during the second quarter and six months of 2000, respectively, compared to $338.1 and $685.3 million for the comparable periods in 1999. The increase in 2000 was primarily due to higher volume in mechanical repair protection as well as higher storm-related losses in personal and commercial auto lines of business as well as property and casualty reinsurance.

Net income was $57.2 million and $119.6 million for the second quarter and six months ended June 30, 2000, respectively, compared to $50.2 million and $115.1 million for the same periods in 1999. Earnings increased due to higher investment and other income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

MORTGAGE OPERATIONS

Mortgage revenue totaled $877.0 million and $1,736.8 million for the second quarter and first six months of 2000, respectively, compared to $730.3 million and $1,458.5 million for the comparable periods in 1999. The growth in revenue can be attributed to increases in mortgage servicing, processing and investment fees, and other income. Significant acquisitions in both the first and second quarter of 2000 contributed to these increases.

During the second quarter and first six months of 2000, GMACMG loan origination, production and correspondent loan volume totaled $17.5 billion and $30.6 billion, respectively, compared to $21.4 billion and $39.1 billion for the same periods in 1999. The decline can be attributed to interest rate increases. The combined GMACMG servicing portfolio, excluding GMAC term loans to dealers, totaled $301.0 billion at June 30, 2000, compared with $292.2 billion serviced at December 31, 1999. The increase was the result of significant servicing portfolio acquisitions made during the first and second quarters of 2000.

Net income was $59.9 million and $132.7 million for the second quarter and six months ended June 30, 2000, respectively, compared to $66.4 million and $164.2 million for the same periods in 1999. The decline in net income was primarily attributable to increased cost of funds due to higher borrowing rates and a reduction in volume.

FINANCIAL CONDITION AND LIQUIDITY

At June 30, 2000, the Company owned assets and serviced automotive receivables totaling $173.3 billion, $11.0 billion above December 31, 1999. The increase over year-end was principally the result of higher commercial and other loan receivables, serviced retail loan receivables, other assets, serviced wholesale loan receivables, operating lease assets and due and deferred from receivable sales. These increases were partially offset by a decline in real estate mortgages held for sale.

Finance receivables serviced by the Company, including sold receivables, totaled $104.5 billion at June 30, 2000, $7.6 billion above December 31, 1999 levels. This increase was primarily a result of a $3.1 billion increase in commercial and other loan receivables, a $2.7 billion increase in serviced retail loan receivables and a $1.9 billion increase in serviced wholesale loan receivables. The change in commercial and other loan receivables was primarily attributable to increases in secured notes as well as continued growth at Commercial Credit LLC. Continued GM-sponsored retail financing incentives contributed to the rise in serviced retail loan receivables. The increase in serviced wholesale loan receivables over year-end was a result of an overall increase in the number of units financed in the industry and higher penetration levels.

Other assets at June 30, 2000 totaled $11.7 billion, compared with $9.6 billion at December 31, 1999. The increase over year-end 1999 was the result of GMAC and GM entering into a lease arrangement during the first quarter of 2000. Under this transaction, GM transferred to GMAC three properties located in Michigan totaling $479.1 million, representing an equity contribution. In addition, GMAC’s off-lease vehicles that have not been sold totaled $1,019.4 million at June 30, 2000, $519.6 million above December 31, 1999 primarily due to GMAC’s increased leasing volume over the past few years. Also contributing to this increase, other mortgage related assets totaled $2,923.2 million at June 30, 2000, compared to $1,979.2 million at December 31, 1999. The increase in other mortgage related assets was primarily due to the GMACMG acquisition of Nippon Asset Management, a Japanese real estate holding company, during the second quarter of 2000. In addition, GMACMG increased activity in its Purchased Model Homes program in the first quarter of 2000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION AND LIQUIDITY (concluded)

Consolidated operating lease assets, net of depreciation, totaled $31.1 billion at June 30, 2000, reflecting an increase of $0.8 billion over December 31,1999. Due to the continued growth in the U.S. automotive market, GM total sales were up 3.1% over last year, resulting in an increase in the number of GMAC units financed. In addition to the strong market, continued GM-sponsored lease incentive programs led to an increase in the percentage of new vehicles financed by GMAC.

The Company’s due and deferred from receivable sales (net) totaled $1,078.1 million at June 30, 2000, compared with $742.2 million at December 31, 1999. The increase over year-end was mainly due to an increase in cash deposits held for trusts related to a sale of wholesale receivables and two sales of retail receivables that occurred during the second quarter of 2000.

The real estate mortgage inventory held for sale amounted to $5.1 billion at June 30, 2000, $0.6 billion below December 31, 1999, respectively. The lower balance is due to an increase in the volume of loans that were securitized during the first six months of 2000.

As of June 30, 2000, GMAC’s total borrowings were $126.7 billion, compared with $121.2 billion at December 31, 1999. The increased borrowings since December 31,1999 were used to fund increased asset levels. GMAC’s ratio of consolidated debt to total stockholder’s equity at June 30, 2000 was 9.6:1, compared to 10.9:1 at December 31, 1999. The decline was due to capital contributions from GM totaling $1,479.1 million during the first quarter of 2000 and an increase of $792.4 million in retained earnings in the first six months of 2000.

The Company maintains substantial bank lines of credit which totaled $46.9 billion at June 30, 2000, compared to $46.2 billion at year-end 1999 and $45.6 billion at June 30, 1999. The unused portion of these credit lines increased by $2.5 billion and $2.3 billion from December 31 and June 30, 1999, respectively, to $38.1 billion at June 30, 2000. Included in the unused credit lines at June 30, 2000, is a $14.7 billion syndicated multi-currency global credit facility available for use in the U.S. by GMAC and in Europe by GMAC International Finance B.V. and GMAC (UK) plc. The entire $14.7 billion is available to GMAC in the U.S., $0.9 billion is available to GMAC (UK) plc and $0.8 billion is available to GMAC International Finance B.V. At June 30, 1999, syndicated revolving credit facilities of $14.7 billion were available for use by these entities. The syndicated credit facility serves primarily as back up for the Company’s unsecured commercial paper programs. Also included in the unused credit lines is a $12.3 billion U.S. asset-backed commercial paper liquidity and receivables facility for New Center Asset Trust (“NCAT”), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

In June 1999, GMAC modified its existing syndicated revolving credit facilities to combine the U.S. and certain European facilities into one syndicated multi-currency global facility. Modified terms consisted of five years on one-half of the facility, with a 364-day term (including a provision that allows GMAC to draw down a one year term loan on the termination date) on the remaining facility. Additionally, there is a leverage covenant restricting the ratio of consolidated debt to total stockholder’s equity to no greater than 11.0:1. This covenant is only applicable under certain conditions. Those conditions are not in effect now and were not in effect during the quarter ended June 30, 2000.

As discussed in the Company’s 1999 Annual Report on Form 10-K, the Company utilizes a variety of interest rate and currency derivative instruments in managing its interest rate and foreign exchange exposures. The notional amount of derivatives increased from $77.6 billion at December 31, 1999 to $90.6 billion at June 30, 2000. The change is primarily attributable to an increase in financial instruments associated with GMAC’s increased debt levels.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. During the second quarter of 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging ActivitiesÈDeferral of the Effective Date of FASB Statement No. 133, which delayed implementation until fiscal years beginning on or after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the consolidated financial statements of the Company. The Company will adopt this accounting standard on January 1, 2001, as required.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company did not become a party to any material pending legal proceedings during the second quarter ended June 30, 2000, or prior to the filing of this report.

ITEM 5. OTHER INFORMATION

RATIO OF EARNINGS TO FIXED CHARGES

Six Months Ended
June 30,

2000	1999

1.32	1.41

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

	20	General Motors Acceptance Corporation and Subsidiaries Consolidated Financial Statements for the Six Months Ended June 30, 2000.

(b)	REPORTS ON FORM 8-K.

The Company filed Forms 8-K on April 13, 2000 and July 18, 2000 reporting matters under Item 5, Other Events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MOTORS ACCEPTANCE CORPORATION (Registrant)

Dated:	August 9, 2000	s/ William F. Muir William F. Muir, Executive Vice President and Principal Financial Officer

Dated:	August 9, 2000	s/ Gerald E. Gross Gerald E. Gross, Comptroller and Principal Accounting Officer

Exhibit 20

GENERAL MOTORS ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2000	1999

Assets	(in millions of dollars)

Cash and cash equivalents	$673.0	$704.3

Investments in securities	9,331.4	8,984.7

Finance receivables, net (Note 1)	86,519.8	81,288.9

Investment in operating leases, net	31,083.9	30,242.4

Notes receivable from General Motors Corporation	4,231.2	4,025.0

Real estate mortgages É held for sale	5,065.8	5,678.4

- held for investment	1,566.6	1,497.4

- lending receivables	1,924.4	1,800.6

Factored receivables	712.3	764.9

Due and deferred from receivable sales, net	1,078.1	742.2

Mortgage servicing rights, net	3,583.4	3,421.8

Other	11,711.6	9,638.6

Total Assets	$157,481.5	$148,789.2

Liabilities and Stockholder’s Equity

Liabilities General Motors Corporation and affiliated companies	$198.9	$216.0

Interest	1,657.8	1,550.8

Insurance losses and loss expenses	1,772.7	1,861.9

Unearned insurance premiums	2,059.3	1,949.5

Deferred income taxes	3,476.5	3,496.7

United States and foreign income and other taxes payable	699.7	521.9

Other postretirement benefits	721.9	704.3

Other	6,896.1	6,207.5

Debt (Note 2)	126,739.6	121,158.2

Total liabilities	144,222.5	137,666.8

Commitments and contingencies

Stockholder’s Equity Common stock, $.10 par value (authorized 10,000 shares, outstanding 10 shares) and paid-in capital (Note 3)	3,679.1	2,200.0

Retained earnings	9,596.3	8,803.9

Net unrealized gains on securities	300.5	356.8

Unrealized accumulated foreign currency translation adjustment	(316.9)	(238.3)

Accumulated other comprehensive income	(16.4)	118.5

Total stockholder’s equity	13,259.0	11,122.4

Total Liabilities And Stockholder’s Equity	$157,481.5	$148,789.2

Reference should be made to the Notes to Consolidated Financial Statements

Exhibit 20

GENERAL MOTORS ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENT OF INCOME,
NET INCOME RETAINED FOR USE IN THE BUSINESS AND
COMPREHENSIVE INCOME

		Period Ended June 30,

	Second Quarter		Six Months

	2000	1999	2000	1999

		(in millions of dollars)
Financing Revenue Retail and lease financing	$1,127.4	$1,069.2	$2,271.8	$2,075.1

Operating leases	1,996.3	1,796.8	4,008.2	3,592.3

Wholesale, commercial and term loans	704.2	495.2	1,327.3	970.9

Total financing revenue	3,827.9	3,361.2	7,607.3	6,638.3

Interest and discount	2,027.3	1,538.0	3,936.9	3,050.9

Depreciation on operating leases	1,282.3	1,161.7	2,612.7	2,350.2

Net financing revenue	518.3	661.5	1,057.7	1,237.2

Insurance premiums earned	466.0	442.2	928.1	888.8

Mortgage revenue	877.0	730.3	1,736.8	1,458.5

Other income	584.5	365.4	1,104.1	739.5

Net financing revenue and other	2,445.8	2,199.4	4,826.7	4,324.0

Expenses Salaries and benefits	452.9	398.4	922.6	794.1

Other operating expenses	865.8	712.9	1,677.9	1,334.1

Insurance losses and loss adjustment expenses	369.7	338.1	730.1	685.3

Provision for credit losses	130.3	110.4	237.7	229.7

Total expenses	1,818.7	1,559.8	3,568.3	3,043.2

Income before income taxes	627.1	639.6	1,258.4	1,280.8

United States, foreign and other income taxes	232.0	248.5	466.0	497.4

Net Income	395.1	391.1	792.4	783.4

Retained earnings at beginning of the period	9,201.2	7,668.9	8,803.9	7,351.6

Total	9,596.3	8,060.0	9,596.3	8,135.0

Cash dividends	—	—	—	75.0

Retained Earnings At End Of The Period	$9,596.3	$8,060.0	$9,596.3	$8,060.0

Total Comprehensive Income	$300.6	$359.9	$657.5	$657.2

Exhibit 20

GENERAL MOTORS ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,

	2000	1999

	(in millions of dollars)
Cash Flows From Operating Activities Net income	$792.4	$783.4

Depreciation and amortization	3,012.9	2,624.9

Provision for credit losses	237.7	229.7

Gains on sales of finance receivables	(4.6)	(54.9)

Gains on sales of available-for-sale investment securities	(96.5)	(99.1)

Mortgage loans -originations/purchases	(20,647.2)	(26,532.1)

-proceeds on sale	21,259.8	29,537.0

Mortgage-related securities held for trading -acquisitions	(646.7)	(740.1)

-liquidations	314.7	1,156.4

Changes in the following items:

Due to General Motors Corporation and affiliated companies	44.6	(390.6)

Taxes payable and deferred	257.2	325.1

Interest payable	115.7	153.7

Other assets	(1,184.6)	(279.0)

Other liabilities	357.3	709.4

Other	(1.0)	(38.3)

Net cash — provided by operating activities	3,811.7	7,385.5

Cash Flows From Investing Activities Finance receivables — acquisitions	(108,779.9)	(90,201.4)

- liquidations	73,834.5	67,510.1

Notes receivable from General Motors Corporation	(253.0)	(677.8)

Operating leases — acquisitions	(8,882.9)	(8,200.9)

- liquidations	4,695.9	5,144.5

Investments in available-for-sale securities:

- acquisitions	(11,620.8)	(10,143.8)

- maturities	10,088.5	8,791.2

- proceeds from sales	1,558.0	1,406.3

Investments in held to maturity securities:

- acquisitions	(13.4)	(108.0)

Mortgage servicing rights — acquisitions	(398.0)	(661.5)

- liquidations	—	3.8

Proceeds from sales of receivables É wholesale	26,388.2	16,194.9

- retail	2,517.7	2,487.8

Net increase in short-term factored receivables	43.4	—

Due and deferred from receivable sales	(344.8)	6.7

Acquisitions of subsidiaries, net of cash acquired	(28.7)	(126.0)

Other	(348.4)	381.4

Net cash used in investing activities	(11,543.7)	(8,192.7)

Cash Flows From Financing Activities Proceeds from issuance of long-term debt	12,619.3	15,247.6

Principal payments on long-term debt	(8,097.5)	(7,230.0)

Change in short-term debt, net	2,180.0	(5,072.2)

Capital contribution from GM	1,000.0	—

Dividends paid	—	(75.0)

Net cash provided by financing activities	7,701.8	2,870.4

Effect of exchange rate changes on cash and cash equivalents	(1.1)	2.9

Net (decrease)/increase in cash and cash equivalents	(31.3)	2,066.1

Cash and cash equivalents at the beginning of the period	704.3	618.1

Cash and cash equivalents at the end of the period	$673.0	$2,684.2

Supplementary Cash Flows Information Interest paid	$3,770.5	$2,814.9

Income taxes paid	260.5	151.1

Non-Cash Financing Activity Capital contribution of property from GM (Note 3)	$479.1	$—

Exhibit 20

GENERAL MOTORS ACCEPTANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. FINANCE RECEIVABLES

The composition of finance receivables outstanding is summarized as follows:

	June 30,	December 31,
	2000	1999

	(in millions of dollars)
United States Retail	$37,796.7	$35,607.9

Wholesale	17,816.7	17,716.5

Commercial	3,264.9	2,382.7

Leasing and lease financing	637.7	627.3

Other	10,894.1	8,841.4

Total United States	70,410.1	65,175.8

Europe Retail	5,704.4	5,684.6

Wholesale	3,459.6	3,904.9

Commercial	1,062.1	997.2

Leasing and lease financing	454.8	452.9

Other	445.3	490.9

Total Europe	11,126.2	11,530.5

Canada Retail	2,428.3	2,344.5

Wholesale	3,084.8	2,086.8

Commercial	255.2	169.5

Leasing and lease financing	743.8	771.6

Other	192.7	170.9

Total Canada	6,704.8	5,543.3

Other Countries Retail	2,349.8	2,398.9

Wholesale	870.7	1,011.6

Leasing and lease financing	573.3	693.5

Other	230.7	202.8

Total Other Countries	4,024.5	4,306.8

Total finance receivables	92,265.6	86,556.4

Deductions Unearned income	4,559.9	4,153.1

Allowance for credit losses	1,185.9	1,114.4

Total deductions	5,745.8	5,267.5

Finance receivables, net	$86,519.8	$81,288.9

Exhibit 20

GENERAL MOTORS ACCEPTANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. DEBT

	Weighted Average	June 30,	December 31,
	Interest Rate	2000	1999

Short-Term Debt Commercial paper		$35,669.1	$33,224.0

Demand notes		4,609.0	4,301.3

Master notes and other		5,080.9	4,503.9

Bank loans and overdrafts		7,826.3	9,010.0

Total principal amount		53,185.3	51,039.2

Unamortized discount		(219.9)	(200.7)

Total short-term debt		52,965.4	50,838.5

Long-Term Debt Current portion of long-term debt		14,759.5	14,995.9

United States

2001	6.6%	8,069.6	12,656.0

2002	6.1%	14,509.2	12,074.4

2003	6.3%	8,948.7	7,225.7

2004	6.6%	4,897.0	4,449.8

2005 to 2049	7.0%	13,090.1	9,235.2

Total United States		49,514.6	45,641.1

Other countries

2000 - 2008	5.7%	10,108.1	10,310.5

Total United States and other countries		74,382.2	70,947.5

Unamortized discount		(608.0)	(627.8)

Total long-term debt		73,774.2	70,319.7

Total debt		$126,739.6	$121,158.2

Exhibit 20

GENERAL MOTORS ACCEPTANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. TRANSACTIONS WITH AFFILIATES

During the first quarter of 2000, GMAC received capital contributions from GM totaling $1,479.1 million. The Company and GM entered into a lease arrangement during the first quarter of 2000. Under this transaction, GM transferred to GMAC three properties located in Michigan totaling $479.1 million, representing an equity contribution. As part of the lease arrangement, the Company will fund and capitalize improvements to these properties totaling $1.2 billion over the next four years. The lease arrangement also provides for the properties to be leased to GM for sixteen years. In addition, GMAC received a cash contribution from GM for $1.0 billion during the first quarter of 2000.

Exhibit 20

GENERAL MOTORS ACCEPTANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SEGMENT INFORMATION

GMAC’s reportable operating segments include GMAC North American Financing Operations (GMAC-NAO), GMAC International Financing Operations (GMAC-IO), Insurance Operations (GMACI) and Mortgage Operations (GMACMG). GMAC-NAO consists of the United States and Canada, and GMAC-IO consists of all other countries and Puerto Rico.

Financial results of GMAC’s operating segments for the quarters and six months ended June 30, 2000 and 1999 are summarized below:

(in millions of dollars)

					Eliminations/

	GMAC-NAO	GMAC-IO	GMACI	GMACMG	Reclassifications	Total

For the Quarters Ended:

June 30, 2000

Total assets	$133,072.8	$17,283.7	$7,148.9	$19,616.2	$(19,640.1)	$157,481.5

Net financing revenue	255.6	250.6	0.0	0.0	12.1	518.3

Other revenue	646.5	29.9	623.5	645.6	(18.0)	1,927.5

Net income	220.2	57.8	57.2	59.9	0.0	395.1

June 30, 1999

Total assets	$113,127.8	$16,072.8	$7,240.1	$16,342.0	$(16,449.8)	$136,332.9

Net financing revenue	417.1	228.5	0.0	0.0	15.9	661.5

Other revenue	376.9	14.0	587.7	579.8	(20.5)	1,537.9

Net income	224.4	50.1	50.2	66.4	0.0	391.1

For the Six Months Ended:

June 30, 2000

Total assets	$133,072.8	$17,283.7	$7,148.9	$19,616.2	$(19,640.1)	$157,481.5

Net financing revenue	530.9	515.8	0.0	0.0	11.0	1,057.7

Other revenue	1,193.1	62.3	1,228.3	1,307.0	(21.7)	3,769.0

Net income	420.5	119.6	119.6	132.7	0.0	792.4

June 30, 1999

Total assets	$113,127.8	$16,072.8	$7,240.1	$16,342.0	$(16,449.8)	$136,332.9

Net financing revenue	753.5	449.1	0.0	0.0	34.6	1,237.2

Other revenue	796.4	25.2	1,170.9	1,137.8	(43.5)	3,086.8

Net income	404.8	99.3	115.1	164.2	0.0	783.4