Form 10-Q
period 2000-09-30
GENERAL MOTORS ACCEPTANCE CORP
filed 2000-11-08
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF --- 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000, OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF --- 1934 FOR THE TRANSITION PERIOD FROM ------- TO -------


                                                   Commission file number 1-3754


                      GENERAL MOTORS ACCEPTANCE CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                           38-0572512
--------------------------------------                    ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

200 Renaissance Center P.O. Box 200
Detroit, Michigan                                                 48265-2000
-----------------------------------                               ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code  313-556-5000
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
                     ---    ---
As of September 30, 2000, there were outstanding 10 shares of the issuer's common stock.

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

    1.  Consolidated Balance Sheet, September 30, 2000 and December 31, 1999.

    2.  Consolidated Statement of Income, Net Income Retained for
        Use in the Business and Comprehensive Income for the Third Quarter and Nine Months Ended September 30, 2000 and 1999.

    3. Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2000 and 1999.

    4.  Notes to Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS

GMAC earned record third quarter consolidated net income of $401.0 million, up from the previous record of $392.3 million earned in the third quarter of 1999. Net income for the first nine months of 2000 was $1,193.4 million, up 1.5% from the $1,175.7 million reported in the same period a year ago.

                                                      Period Ended September 30,
                                          -------------------------------------------------
                                             Third Quarter                 Nine Months

                                            2000         1999           2000         1999
                                          -------      -------      ----------    ---------
                                                       (in millions of dollars)
Automotive and other financing operations $ 272.4      $ 286.5      $   812.5     $   790.6
Insurance operations *                       50.3         54.8          169.9         169.9
Mortgage operations**                        78.3         51.0          211.0         215.2
                                          -------      -------      ---------     ---------
Consolidated net income                   $ 401.0      $ 392.3      $ 1,193.4     $ 1,175.7
                                          =======      =======      =========     =========


*  GMAC Insurance Holdings, Inc. (GMACI)
** GMAC Mortgage Group, Inc. (GMACMG)

For the quarter, net income from automotive and other financing operations totaled $272.4 million, down $14.1 million from the $286.5 million earned in the third quarter of last year. Higher asset levels were more than offset by the negative impact stemming from the higher level of market interest rates and the corresponding increased cost of funds over the past year.

Insurance operations generated net income of $50.3 million in the third quarter of 2000, down 8.2% from the $54.8 million earned in the third quarter of 1999. Third quarter earnings were down year-over-year reflecting lower realized capital gains in the quarter.

Mortgage operations earned $78.3 million in the third quarter of 2000, up 54% from the $51.0 million earned for the same period last year. Mortgage operations increased quarter-over-quarter primarily as a result of an increase in mortgage servicing and processing fees due to significant growth in the servicing portfolio over the last twelve months and to the revaluation to fair value of mortgage servicing rights and retained interests in securities. Additionally, investment income increased due to an increase in the international investment portfolio.

UNITED STATES NEW PASSENGER CAR AND TRUCK DELIVERIES

U.S. deliveries of new General Motors (GM) vehicles during the first nine months of 2000 were unchanged compared to the first nine months of 1999. The decrease in financing penetration in the third quarter of 2000 was primarily the result
of    reduced    leasing     incentives.

                                                                             Period Ended September 30,
                                                                    --------------------------------------------------
                                                                          Third Quarter              Nine Months
                                                                    ------------------------- ------------------------
                                                                        2000         1999         2000         1999
                                                                      --------      ------       ------       ------
                                                                                  (in millions of units)
Industry                                                                4.6           4.5          13.9         13.3
General Motors                                                          1.2           1.3           3.9          3.9

New GM vehicle deliveries financed by GMAC
  Retail (installment sale contracts and operating leases)             40.6%         43.3%         43.7%        42.4%
  Fleet transactions (lease financing)                                  1.4%          1.1%          1.6%         1.6%
Total                                                                  32.2%         36.6%         34.5%        34.2%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCING VOLUME

The number of new vehicle deliveries financed for GM and other dealers are summarized below:

                                                    Period Ended September 30,
                                             ------------------------------------------
                                                Third Quarter          Nine Months
                                             --------------------  --------------------
                                               2000       1999       2000       1999
                                             ---------  ---------  ---------  ---------
                                                      (in thousands of units)
United States
  Retail installment sale contracts              242         235        739       701
  Operating leases                               153         239        582       615
  Leasing                                          5           3         18        18
                                             ---------  ---------  ---------  ---------
New deliveries financed                          400         477      1,339     1,334
                                             =========  =========  =========  =========

Other Countries
  Retail installment sale contracts              110         141        373       352
  Operating leases                                57          79        197       230
  Leasing                                         17          17         49        50
                                             ---------  ---------  ---------  ---------
New deliveries financed                          184         237        619       632
                                             =========  =========  =========  =========

Worldwide
  Retail installment sale contracts              352         376      1,112     1,053
  Operating leases                               210         318        779       845
  Leasing                                         22          20         67        68
                                             ---------  ---------  ---------  ---------
New deliveries financed                          584         714      1,958     1,966
                                             =========  =========  =========  =========


The number of new vehicles financed in the U.S. during the third quarter of 2000 was lower than the comparable period in 1999, primarily due to a decline in operating lease units in the U.S. which resulted from a decrease in GM incentives on this product line during the third quarter of 2000.

GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided for 826,000 and 2,696,000 new GM vehicles during the third quarter and first nine months of 2000, respectively, compared with 852,000 and 2,580,000 new GM vehicles during the respective periods in 1999. GMAC's wholesale financing represented 70.3% of all GM vehicle sales to U.S. dealers during the first nine months of 2000, up from 66.9% for the comparable period a year ago. The increase in wholesale penetration levels was attributable to marketing initiatives and competitive pricing strategies offered by the Company.

INCOME AND EXPENSES

Financing revenue totaled $3,906.7 million and $11,514.0 million in the third quarter and first nine months of 2000, respectively, compared to $3,480.0 million and $10,118.3 million for the comparable periods in 1999. The growth was mainly due to higher average retail and other loan receivable balances, which resulted primarily from strong GM sales levels and continued GM-sponsored special financing programs. Financing revenue also increased due to an increase in asset earning rates compared to the same periods in 1999.

The Company's worldwide cost of borrowing, including the effects of derivatives, for the third quarter and first nine months of 2000 averaged 6.71% and 6.43%, respectively, compared to 5.62% and 5.55% for the same periods in 1999. Total borrowing costs for U.S. operations averaged 6.84% and 6.57% for the third quarter and first nine months of 2000, respectively, compared to 5.61% and 5.50% for the third quarter and first nine months of 1999, respectively. The increase in average borrowing costs was mainly a result of the continued increase in market interest rates beginning in the third quarter of 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME AND EXPENSES (concluded)

Other income totaled $500.1 million and $1,298.9 million for the third quarter and nine months ended September 30, 2000, respectively, compared to $339.5 million and $790.0 million during the comparable 1999 periods. The change from the comparable periods in 1999 was mainly attributable to increases in interest and servicing fees earned on receivables due from GM and the inclusion of GMAC Commercial Credit LLC, which was acquired in July 1999, resulting in only three months of income in 1999. Additionally, other income related to sales of receivables increased mainly due to the increase in service fees received on secured notes and an increase in other income related to the sale of wholesale finance receivables.

Consolidated salaries and other operating expenses totaled $1,471.1 million and $4,071.6 million for the third quarter and first nine months of 2000, respectively, compared to $1,198.5 million and $3,326.7 million for the comparable periods last year. The increase was mainly attributable to continued growth and acquisitions at GMAC and GMACMG during the last two quarters of 1999 and during the first three quarters of 2000. Additionally, these acquisitions contributed to a rise in goodwill amortization.

The provision for credit losses, most of which relates to retail receivables, totaled $135.3 million and $373.0 million for the third quarter and first nine months of 2000, respectively, compared to $97.8 million and $327.5 million for the comparable periods last year. The increases were due to higher outstanding finance receivables compared to the same periods in 1999. Annualized net retail losses were 0.60% and 0.58% of total average serviced automotive receivables during the third quarter and first nine months of 2000, respectively, compared to 0.50% and 0.57% for the same periods last year.

The effective income tax rate for the first nine months of 2000 was 37.4%, compared to 38.6% and 39.3% for the periods ended December 31, 1999 and September 30, 1999, respectively. The decline in the effective tax rate can be attributed to decreases in accruals from prior years based upon periodic assessment of the adequacy of such accruals primarily for tax liabilities of non-U.S. operations.

INSURANCE OPERATIONS

Net premiums earned by GMACI and its subsidiaries totaled $486.2 million and $1,414.3 million for the third quarter and nine months ended September 30, 2000, respectively, compared to $449.7 million and $1,338.5 million for the same periods during 1999. This increase was primarily a result of higher policies in force and higher average premiums for the mechanical repair protection and personal auto lines, partially offset by a loss of premiums due to the July 1999 termination of a commercial auto dealership program.

Pre-tax capital gains and investment and other income at GMACI totaled $135.3 million and $440.6 million for the third quarter and first nine months of 2000, compared to $143.9 million and $432.9 million for the same periods in 1999. The decrease from quarter-to-quarter was a result of lower capital gains, partially offset by higher investment income and higher service fee income related to the mechanical repair protection line of business. On a year-to-year basis, higher investment income and service fee income exceeded the decline in capital gains. Period to period fluctuations in realized capital gains are largely due to the timing of sales of marketable securities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INSURANCE OPERATIONS (concluded)

Insurance losses and loss adjustment expenses totaled $392.0 million and $1,122.1 million during the third quarter and nine months of 2000, respectively, compared to $358.8 and $1,044.1 million for the comparable periods in 1999. The quarter-to-quarter increase in 2000 was primarily due to higher loss severity in the mechanical repair protection line while loss severity and frequency were higher for personal auto. On a year-to-year basis, mechanical repair protection loss severity was also up, in addition to higher storm-related losses in personal auto, commercial auto and property and casualty reinsurance lines of business.

Net income was $50.3 million and $169.9 million for the third quarter and nine months ended September 30, 2000, respectively, compared to $54.8 million and $169.9 million for the same periods in 1999. Third quarter earnings were down year-over-year reflecting lower realized capital gains.

MORTGAGE OPERATIONS

Mortgage revenue totaled $1,038.6 million and $2,775.4 million for the third quarter and first nine months of 2000, respectively, compared to $789.2 million and $2,247.7 million for the comparable periods in 1999. The growth in revenue can be attributed to increases in mortgage servicing and processing fees and other income. In addition, there were significant portfolio acquisitions made during 2000, as well as continued growth in investment revenues.

During the third quarter and first nine months of 2000, GMACMG loan origination, production and correspondent loan volume totaled $18.5 billion and $49.1 billion, respectively, compared to $20.9 billion and $60.0 billion for the same periods in 1999. The decline can be attributed to volume reduction and increased inventory due to interest rate fluctuations. The combined GMACMG servicing portfolio, excluding GMAC term loans to dealers, totaled $313.0 billion at September 30, 2000, compared with $292.2 billion serviced at December 31, 1999. The increase was the result of significant servicing portfolio acquisitions made during 2000.

Net income was $78.3 million and $211.0 million for the third quarter and nine months ended September 30, 2000, respectively, compared to $51.0 million and $215.2 million for the same periods in 1999. Mortgage operations increased quarter-over-quarter primarily as a result of an increase in mortgage servicing and processing fees due to significant growth in the servicing portfolio over the last twelve months and to the revaluation to fair value of mortgage servicing rights and retained interests in securities. Additionally, investment income increased due to an increase in the international investment portfolio.

FINANCIAL CONDITION AND LIQUIDITY

At September 30, 2000, the Company owned assets and serviced automotive receivables totaling $174.9 billion, $12.6 billion above December 31, 1999. The increase over year-end 1999 was principally the result of higher serviced retail receivables, commercial and other loan receivables, other assets, receivables with GM, mortgage loans held for investment, mortgage lending receivables, mortgage servicing rights and factored receivables.

Finance receivables serviced by the Company, including sold receivables, totaled $104.9 billion at September 30, 2000, $7.9 billion above December 31, 1999 levels. This increase was primarily a result of a $4.7 billion increase in serviced retail receivables and a $4.2 billion increase in commercial and other loan receivables. Continued GM-sponsored retail financing incentives contributed to the rise in serviced retail receivables. The change in commercial and other loan receivables was primarily attributable to increases in secured notes as well as continued growth at Commercial Credit LLC and GMAC Business Credit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION AND LIQUIDITY (continued)

Other assets at September 30, 2000 totaled $11.6 billion, compared with $9.6 billion at December 31, 1999. The increase over year-end 1999 was partially the result of GMAC and GM entering into a lease arrangement during the first quarter of 2000. Under this transaction, GM transferred to GMAC three properties located in Michigan totaling $479.1 million, representing an equity contribution. Also contributing to this increase, other mortgage related assets totaled $3.3 billion at September 30, 2000, compared to $2.2 billion at December 31, 1999. The increase in other mortgage related assets was primarily due to the GMACMG acquisition of Nippon Asset Management, a Japanese real estate holding company, during the second quarter of 2000. In addition, GMACMG increased activity in its Purchased Model Homes program, which is the financing of builder's model homes, in the first quarter of 2000.

Receivables due from GM amounted to $4.8 billion at September 30, 2000 compared with $4.0 billion at December 31, 1999. The source of the growth over year-end is primarily attributable to an increase of $0.7 billion related to a $2.0 billion revolving line of credit that GM has available with GMAC. In addition, there were additional loans from GMAC of Canada, Limited, a wholly-owned subsidiary, to GM of Canada (GMCL), a wholly-owned subsidiary of GM. The loans are used to fund GMCL's vehicle leasing program.

Mortgage lending receivables amounted to $2,175.2 million and $1,800.6 million at September 30, 2000 and December 31, 1999, respectively. The increase relates to the continued increase in construction and warehouse lending activity in 2000 compared to 1999.

The mortgage loans held for investment amounted to $1,892.5 million at September 30, 2000 compared to $1,497.4 million at December 31, 1999. The increase is partially attributable to portfolio acquisitions that occurred during the third quarter of 2000. Additionally, non-performing assets were reclassified from held for sale to held for investment to more accurately reflect the nature of this asset.

Mortgage servicing rights amounted to $3,754.7 million at September 30, 2000 compared to $3,421.8 million at December 31, 1999. The increase is primarily a result of significant portfolio acquisitions made during the third quarter and first nine months of 2000.

Factored receivables totaled $1,069.0 million and $764.9 million at September 30, 2000 and December 31, 1999, respectively. This growth relates to Commercial Credit LLC's acquisition of the assets of Finova Capital Corporation during the third quarter of 2000.

The Company's due and deferred from receivable sales (net) totaled $1,022.0 million at September 30, 2000, compared with $742.2 million at December 31, 1999. The increase over year-end was mainly due to an increase in cash deposits held for trusts related to two sales of wholesale receivables and one sale of retail receivables that occurred during the second and third quarters of 2000, partially offset by the elimination of cash deposits held for trusts in conjunction with the buyback of three retail receivables sales and the wind down of one wholesale receivables sale during the first nine months of 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION AND LIQUIDITY (concluded)

As of September 30, 2000, GMAC's total borrowings were $127.7 billion, compared with $121.2 billion at December 31, 1999. The increased borrowings since December 31,1999 were used to fund increased asset levels. GMAC's ratio of consolidated debt to total stockholder's equity at September 30, 2000 was 9.4:1, compared to 10.9:1 at December 31, 1999. The decline was due to capital contributions from GM totaling $1,479.1 million during the first quarter of 2000 and an increase of $1,193.4 million in retained earnings from consolidated net income for the first nine months of 2000.

The Company maintains substantial bank lines of credit, which totaled $47.4 billion at September 30, 2000, compared to $46.2 billion at year-end 1999. The unused portion of these credit lines increased by $2.5 billion from December 31, 1999 to $38.1 billion at September 30, 2000. Included in the unused credit lines at September 30, 2000, is a $14.7 billion syndicated multi-currency global credit facility available for use in the U.S. by GMAC and in Europe by GMAC International Finance B.V. and GMAC (UK) plc. The entire $14.7 billion is available to GMAC in the U.S., $0.9 billion is available to GMAC (UK) plc and $0.8 billion is available to GMAC International Finance B.V. The syndicated credit facility serves primarily as back up for the Company's unsecured commercial paper programs. Also included in the unused credit lines is a $12.3 billion U.S. asset-backed commercial paper liquidity and receivables facility for New Center Asset Trust ("NCAT"), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

In June 1999, GMAC modified its existing syndicated revolving credit facilities to combine the U.S. and certain European facilities into one syndicated multi-currency global facility. Modified terms consisted of five years on one-half of the facility, with a 364-day term (including a provision that allows GMAC to draw down a one year term loan on the termination date) on the remaining facility. The 364-day portion of the facility was renewed for another 364-day period in June 2000, including the provision that allows GMAC to draw down a one year term loan on the termination date. The remainder of the facility which had an original term of five years expires in June 2004. Additionally, there is a leverage covenant restricting the ratio of consolidated debt to total stockholder's equity to no greater than 11.0:1. This covenant is only applicable under certain conditions. Those conditions are not in effect now and were not in effect during the quarter ended September 30, 2000.

As discussed in the Company's 1999 Annual Report on Form 10-K, the Company utilizes a variety of interest rate and currency derivative instruments in managing its interest rate and foreign exchange exposures. The notional amount of derivatives increased from $77.6 billion at December 31, 1999 to $95.5 billion at September 30, 2000. The change is partially attributable to an increase in financial instruments associated with GMACs increased debt levels.

ACQUISITIONS AND MERGERS

On August 28, 2000 Commercial Credit LLC acquired the assets of Finova Capital Corporation. The acquired factoring business provides a wide array of accounts receivable management services and financial products to traditional industries (i.e. apparel, textiles and home furnishings) and non-traditional industries (i.e. services, food, electronics and computers).

Additionally, GMAC continued its growth through the acquisition of a variety of operations during the year, none of which were individually significant.

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

ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. During the second quarter of 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, which delayed implementation until fiscal years beginning on or after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133. This statement amends issues in SFAS 133 to ease implementation difficulties. The Company is currently in the process of implementing systems to perform the accounting for its derivative instruments under the new standards. System testing and completion is expected to take place in the fourth quarter of 2000. Until the system implementation is complete, management is unable to reasonably estimate the impact of adopting SFAS 133. The Company will adopt this accounting standard on January 1, 2001, as required.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which supersedes SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 is effective for transfers occurring after March 31, 2001, with its disclosure requirements relating to securitization transactions and collateral effective for fiscal years ending after December 15, 2000. Management is currently assessing the impact of SFAS No. 140 on the financial statements of the Company.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company did not become a party to any material pending legal proceedings during the third quarter ended September 30, 2000, or prior to the filing of this report.


ITEM 5. OTHER INFORMATION

                       RATIO OF EARNINGS TO FIXED CHARGES

                                Nine Months Ended
                                  September 30,
                          ----------------------------

                              2000           1999
                              ----           ----
                              1.31           1.40

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-


(a) EXHIBITS

        20 General Motors Acceptance Corporation and Subsidiaries Consolidated Financial Statements for the Nine Months Ended September 30, 2000.

(b) REPORTS ON FORM 8-K.

    The Company filed Forms 8-K on July 18, 2000, September 12, 2000 and October 12, 2000 reporting matters under Item 5, Other Events.

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

                                       GENERAL MOTORS ACCEPTANCE CORPORATION
                                       -------------------------------------
                                       (Registrant)



                                       s/ WILLIAM S. MUIR
                                       -----------------------------------------
Dated: November 8, 2000                William F. Muir, Executive Vice
                                       President and Principal Financial Officer

                                       s/ GERALD E. GROSS
                                       -----------------------------------------
Dated: November 8, 2000                Gerald E. Gross, Comptroller and
                                       Principal Accounting Officer


                                                                                               Exhibit 20
                                                                                              Page 1 of 8

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                      September 30,       December 31,
                                                                          2000                1999
                                                                    ------------------  ------------------
Assets                                                                       (in millions of dollars)

Cash and cash equivalents                                             $       894.7        $      704.3
Investments in securities                                                   9,209.4             8,984.7
Finance receivables, net (Note 1)                                          88,106.5            81,288.9
Investment in operating leases, net                                        30,242.7            30,242.4
Notes receivable from General Motors Corporation                            4,816.7             4,025.0
Real estate mortgages - held for sale                                       5,481.3             5,678.4
                      - held for investment                                 1,892.5             1,497.4
                      - lending receivables                                 2,175.2             1,800.6
Factored receivables                                                        1,069.0               764.9
Due and deferred from receivable sales, net                                 1,022.0               742.2
Mortgage servicing rights, net                                              3,754.7             3,421.8
Other                                                                      11,588.9             9,638.6
                                                                    ------------------  ------------------
Total Assets                                                           $  160,253.6         $ 148,789.2
                                                                    ==================  ==================

Liabilities and Stockholder's Equity
------------------------------------
Liabilities
General Motors Corporation and affiliated companies                    $      104.2         $     216.0
Interest                                                                    1,802.8             1,550.8
Insurance losses and loss expense reserve                                   1,763.4             1,861.9
Unearned insurance premiums                                                 2,118.8             1,949.5
Deferred income taxes                                                       3,468.7             3,496.7
United States and foreign income and other taxes payable                      832.8               521.9
Other postretirement benefits                                                 734.1               704.3
Other                                                                       8,111.6             6,207.5
Debt (Note 2)                                                             127,733.3           121,158.2
                                                                    ------------------  ------------------
   Total liabilities                                                      146,669.7           137,666.8
                                                                    ------------------  ------------------

Commitments and contingencies

Stockholder's Equity
Common stock, $.10 par value (authorized 10,000
 shares, outstanding 10 shares) and paid-in capital (Note 3)                3,679.1             2,200.0
Retained earnings                                                           9,997.3             8,803.9
Net unrealized gains on securities                                            296.1               356.8
Unrealized accumulated foreign currency translation adjustment               (388.6)             (238.3)
                                                                    ------------------  ------------------
   Accumulated other comprehensive income                                     (92.5)              118.5
                                                                    ------------------  ------------------
   Total stockholder's equity                                              13,583.9            11,122.4
                                                                    ------------------  ------------------
Total Liabilities and Stockholder's Equity                             $  160,253.6         $ 148,789.2
                                                                    ==================  ==================


Certain   amounts  for  1999  have  been   reclassified  to  conform  with  2000 classifications.

Reference should be made to the Notes to Consolidated Financial Statements


                                                                                                                         Exhibit 20
                                                                                                                         Page 2 of 8

                     GENERAL MOTORS ACCEPTANCE CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME,
                NET INCOME RETAINED FOR USE IN THE BUSINESS AND
                              COMPREHENSIVE INCOME


                                                                              Period Ended September 30,
                                                          --------------------------------------------------------------------
                                                                    Third Quarter                       Nine Months
                                                          ---------------------------------  ---------------------------------
                                                               2000              1999             2000             1999
                                                          ----------------  ---------------  ---------------  ----------------
                                                                               (in millions of dollars)
Financing Revenue
Retail and lease financing                                       $1,237.0         $1,095.2         $3,508.8          $3,170.3
Operating leases                                                  1,967.5          1,902.1          5,975.7           5,494.4
Wholesale, commercial and term loans                                702.2            482.7          2,029.5           1,453.6
                                                          ----------------  ---------------  ---------------  ----------------
   Total financing revenue                                        3,906.7          3,480.0         11,514.0          10,118.3
Interest and discount                                             2,158.5          1,666.9          6,095.4           4,717.8
Depreciation on operating leases                                  1,262.9          1,225.7          3,875.6           3,575.9
                                                          ----------------  ---------------  ---------------  ----------------
   Net financing revenue                                            485.3            587.4          1,543.0           1,824.6
Insurance premiums earned                                           486.2            449.7          1,414.3           1,338.5
Mortgage revenue                                                  1,038.6            789.2          2,775.4           2,247.7
Other income                                                        635.4            483.4          1,739.5           1,222.9
                                                          ----------------  ---------------  ---------------  ----------------
   Net financing revenue and other                                2,645.5          2,309.7          7,472.2           6,633.7
                                                          ----------------  ---------------  ---------------  ----------------

Expenses
Salaries and benefits                                               474.4            431.0          1,397.0           1,225.1
Other operating expenses                                            996.7            767.5          2,674.6           2,101.6
Insurance losses and loss adjustment expenses                       392.0            358.8          1,122.1           1,044.1
Provision for credit losses                                         135.3             97.8            373.0             327.5
                                                          ----------------  ---------------  ---------------  ----------------
   Total expenses                                                 1,998.4          1,655.1          5,566.7           4,698.3
                                                          ----------------  ---------------  ---------------  ----------------

Income before income taxes                                          647.1            654.6          1,905.5           1,935.4
United States, foreign and other income taxes                       246.1            262.3            712.1             759.7
                                                          ----------------  ---------------  ---------------  ----------------
Net Income                                                          401.0            392.3          1,193.4           1,175.7

Retained earnings at beginning of the period                      9,201.2          8,060.0          8,803.9           7,351.6
                                                          ----------------  ---------------  ---------------  ----------------
Total                                                             9,602.2          8,452.3          9,997.3           8,527.3
Cash dividends                                                      --               --               --                 75.0
                                                          ----------------  ---------------  ---------------  ----------------
   Retained Earnings At End Of The Period                        $9,602.2         $8,452.3         $9,997.3          $8,452.3
                                                          ================  ===============  ===============  ================


Total Comprehensive Income                                       $  325.0         $  347.6         $  982.5          $1,004.8
                                                          ================  ===============  ===============  ================


Reference should be made to the Notes to Consolidated Financial Statements

                                                                     Exhibit 20
                                                                     Page 3 of 8

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     Nine Months Ended
                                                                       September 30,
                                                               ------------------------------
                                                               --------------  --------------
                                                                   2000            1999
                                                               --------------  --------------
                                                                 (in millions of dollars)
Cash Flows From Operating Activities
Net Income                                                    $     1,193.4     $   1,175.7
Depreciation and amortization                                       4,483.0         3,666.6
Provision for credit losses                                           373.0           327.5
Gains on sales of finance receivables                                  (4.6)          (64.2)
Gains on sales of available-for-sale investment securities           (125.9)         (137.0)
Mortgage loans      - originations/purchases                      (33,502.2)      (39,107.5)
                    - proceeds on sale                             34,028.3        42,362.8
Mortgage-related securities held for trading
                    - acquisitions                                   (942.0)         (989.9)
                    - liquidations                                    677.7         1,283.8
Changes in the following items:
  Due to General Motors Corporation and affiliated companies           (0.5)         (377.3)
  Taxes payable and deferred                                          450.9           504.1
  Interest payable                                                    272.8           379.8
  Other assets                                                     (1,074.0)         (576.2)
  Other liabilities                                                   803.0         1,202.7
Other                                                                  35.3           301.2
                                                               --------------  --------------
  Net cash provided by operating activities                         6,668.2         9,952.1
                                                               --------------  --------------

Cash Flows From Investing Activities
Finance receivables          - acquisitions                      (140,265.2)     (138,717.9)
                             - liquidations                        88,559.8       100,272.0
Notes receivable from General Motors Corporation                     (882.7)       (1,167.3)
Operating leases             - acquisitions                       (12,146.4)      (13,947.6)
                             - liquidations                         7,811.9         8,601.7
Investments in available-for-sale securities:
                             - acquisitions                       (16,994.7)      (15,570.1)
                             - maturities                          14,693.0        13,453.3
                             - proceeds from sales                  2,411.4         1,760.4
Investments in held to maturity securities:
                             - acquisitions                           (13.9)         (107.4)
                             - liquidations                            --              --
Mortgage servicing rights    - acquisitions                          (698.3)       (1,198.9)
                             - liquidations                            --              33.6
Proceeds from sales of receivables - wholesale                     41,242.9        30,600.8
                                                 - retail           2,163.7         4,519.0
Net increase in short-term factored receivables                       (64.6)         (225.3)
Due and deferred from receivable sales                               (288.6)         (387.9)
Acquisitions of subsidiaries, net of cash acquired                   (406.0)       (2,120.4)
Other                                                              (1,181.0)         (116.1)
                                                               --------------  --------------
  Net cash used in investing activities                           (16,058.7)      (14,318.1)
                                                               --------------  --------------
Cash Flows From Financing Activities
Proceeds from issuance of long-term debt                           19,450.3        21,671.9
Principal payments on long-term debt                              (11,482.3)      (10,536.1)
Change in short-term debt, net                                        609.6        (6,988.2)
Capital contribution from GM                                        1,000.0            --
Dividends paid                                                         --             (75.0)
                                                               --------------  --------------
  Net cash provided by financing activities                         9,577.6         4,072.6
                                                               --------------  --------------

Effect of exchange rate changes on cash and cash equivalents            3.3             0.9
                                                               --------------  --------------

  Net increase/(decrease) in cash and cash equivalents                190.4          (292.5)
Cash and cash equivalents at the beginning of the period              704.3           618.1
                                                               --------------  --------------
Cash and cash equivalents at the end of the period             $      894.7    $      325.6
                                                               ==============  ==============
Supplementary Cash Flows Information
  Interest paid                                                $    5,753.8    $    4,245.3
  Income taxes paid                                                   340.4           124.1
Non-Cash Financing Activity
 Capital contribution of property from GM (Note 3)             $      479.1    $       --

Certain amounts for 1999 have been reclassified to conform with 2000 classifications.
Reference should be made to the Notes to Consolidated Financial Statements

                                                                     Exhibit 20
                                                                     Page 4 of 8

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                 CONSOLIDATED STATEMENT OF CASHFLOWS (concluded)


Supplementary Cash Flows Information (concluded)

During the nine months ended September 30, 2000 and 1999, assets acquired, liabilities assumed, and consideration paid for the acquisitions of businesses were as follows:

                                     Nine Months Ended
                                       September 30,
                                 --------------------------
                                    2000          1999
                                 ------------  ------------
                                 (in millions of dollars)

Fair value of assets acquired     $  1,209.7     $  6,622.1
Cash acquired                           (8.2)         (43.9)
Liabilities assumed                   (795.5)      (4,457.8)
                                 ------------  ------------
Net acquisitions                  $    406.0     $  2,120.4
                                 ============  ============




                                                                     Exhibit 20
                                                                     Page 5 of 8

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  FINANCE RECEIVABLES

The composition of finance receivables outstanding is summarized as follows:

                                               September 30,      December 31,
                                                   2000               1999
                                             ------------------  ---------------
                                                 (in millions of dollars)
United States
  Retail                                             $39,714.3         $35,607.9
  Wholesale                                           17,970.6          17,716.5
  Commercial                                           3,646.5           2,382.7
  Leasing and lease financing                            633.3             627.3
  Other                                               11,491.9           8,841.4
                                             ------------------  ---------------
Total United States                                   73,456.6          65,175.8
                                             ------------------  ---------------

Europe
  Retail                                               5,383.7           5,684.6
  Wholesale                                            2,924.9           3,904.9
  Commercial                                           1,098.0             997.2
  Leasing and lease financing                            425.8             452.9
  Other                                                  444.9             490.9
                                             ------------------  ---------------
Total Europe                                          10,277.3          11,530.5
                                             ------------------  ---------------

Canada
  Retail                                               3,176.5           2,344.5
  Wholesale                                            2,119.8           2,086.8
  Commercial                                             339.3             169.5
  Leasing and lease financing                            710.8             771.6
  Other                                                  207.7             170.9
                                             ------------------  ---------------
Total Canada                                           6,554.1           5,543.3
                                             ------------------  ---------------

Other Countries
  Retail                                               2,326.4           2,398.9
  Wholesale                                              893.1           1,011.6
  Leasing and lease financing                            475.9             693.5
  Other                                                  207.4             202.8
                                             ------------------  ---------------
Total Other Countries                                  3,902.8           4,306.8
                                             ------------------  ---------------

Total finance receivables                             94,190.8          86,556.4
                                             ------------------  ---------------

Deductions
  Unearned income                                      4,813.0           4,153.1
  Allowance for credit losses                          1,271.3           1,114.4
                                             ------------------  ---------------
Total deductions                                       6,084.3           5,267.5
                                             ------------------  ---------------
Finance receivables, net                             $88,106.5         $81,288.9
                                             ==================  ===============

                                                                                                                         Exhibit 20
                                                                                                                         Page 6 of 8

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  DEBT


                                                    Weighted Average         September 30,          December 31,
                                                      Interest Rate               2000                  1999
                                                  ----------------------   -------------------    ------------------
Short-Term Debt
  Commercial paper                                                           $  33,721.7            $   33,224.0
  Demand notes                                                                   4,710.2                 4,301.3
  Master notes and other                                                         5,921.7                 4,503.9
  Bank loans and overdrafts                                                      7,324.1                 9,010.0
                                                                           -------------------    ------------------
Total principal amount                                                          51,677.7                51,039.2
  Unamortized discount                                                            (254.3)                 (200.7)
                                                                           -------------------    ------------------
Total short-term debt                                                           51,423.4                50,838.5
                                                                           -------------------    ------------------


Long-Term Debt
Current portion of long-term debt                                               17,120.4                14,995.9

United States

  2001                                                     6.9%                  3,803.4                12,656.0
  2002                                                     6.2%                 14,474.2                12,074.4
  2003                                                     6.3%                 10,461.3                 7,225.7
  2004                                                     6.7%                  5,787.7                 4,449.8
  2005 to 2049                                             7.1%                 15,592.4                 9,235.2
                                                                       ------------------     -------------------
Total United States                                                             50,119.0                45,641.1

Other countries
  2000 - 2008                                              5.9%                  9,669.4                10,310.5
                                                                           -------------------    ------------------

Total United States and other countries                                         76,908.8                70,947.5
  Unamortized discount                                                            (598.9)                 (627.8)
                                                                           -------------------    ------------------
Total long-term debt                                                            76,309.9                70,319.7
                                                                           -------------------    ------------------

Total debt                                                                   $ 127,733.3             $ 121,158.2
                                                                           ===================    ==================

                                                                      Exhibit 20
                                                                     Page 7 of 8

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


                                                                                                                         Exhibit 20
                                                                                                                         Page 8 of 8
                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SEGMENT INFORMATION

GMAC's  reportable  operating  segments  include GMAC North  American  Financing Operations  (GMAC-NAO),   GMAC  International
Financing  Operations  (GMAC-IO), Insurance Operations (GMACI) and Mortgage Operations (GMACMG). GMAC-NAO consists of the United
States and Canada, and GMAC-IO consists of all other countries and Puerto Rico.

Financial results of GMAC's operating  segments for the quarters and nine months ended September 30, 2000 and 1999 are summarized below:

(in millions of dollars)
                                                                                   Eliminations/
                           GMAC-NAO       GMAC-IO        GMACI        GMACMG      Reclassifications      Total
                        --------------- ------------- ------------- ------------  -----------------  ---------------
For the Quarters Ended:
September 30, 2000
------------------
Total assets              $ 135,553.4     $ 16,534.6    $ 7,238.8      $20,838.3      $ (19,911.5)     $ 160,253.6


Net financing revenue           262.6          235.3          0.0            0.0            (12.6)           485.3

Other revenue                   666.3           93.3        621.3          774.5              4.8          2,160.2

Net income                      221.3           51.1         50.3           78.3              0.0            401.0

September 30, 1999
------------------
Total assets               $117,248.1      $18,202.9     $7,131.5      $16,980.9       $(16,972.5)      $142,590.9


Net financing revenue           344.4          216.3          0.0            0.0             26.7            587.4

Other revenue                   503.8           40.7        590.5          618.9            (31.6)         1,722.3

Net income                      235.6           50.9         54.8           51.0              0.0            392.3

For the Nine Months Ended:
September 30, 2000
------------------
Total assets              $ 135,553.4      $16,534.6     $7,238.8      $20,838.3      $ (19,911.5)      $160,253.6


Net financing revenue           793.5          751.1          0.0            0.0             (1.6)         1,543.0

Other revenue                 1,859.4          155.6      1,849.5        2,081.6            (16.9)         5,929.2

Net income                      641.8          170.7        169.9          211.0              0.0          1,193.4

September 30, 1999
------------------
Total assets               $117,248.1      $18,202.9     $7,131.5      $16,980.9       $(16,972.5)      $142,590.9

Net financing revenue
                              1,097.9          665.4          0.0            0.0             61.3          1,824.6

Other revenue                 1,300.2           65.9      1,761.4        1,756.7            (75.1)         4,809.1

Net income                      640.4          150.2        169.9          215.2              0.0          1,175.7