Form 10-K
period 2000-12-31
GENERAL MOTORS ACCEPTANCE CORP
filed 2001-03-05
CIK 40729

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
--
         FOR THE YEAR ENDED DECEMBER 31, 2000, OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
---
         1934 FOR THE TRANSITION PERIOD FROM            TO
                                             ----------    ----------

                          Commission file number 1-3754
                                     ------

                     GENERAL MOTORS ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)

       Delaware                                  38-0572512
----------------------------------          --------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization                Identification No.)

200 Renaissance Center P.O. Box 200,
------------------------------------
Detroit, MI                                      48265-2000
-----------                                      ----------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code  313-556-5000
                                                    ------------

The registrant meets the conditions set forth in General Instruction I(1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class
-------------------
7 1/8% Notes due May 1, 2001                       Global Floating Rate Notes due September 25, 2002
6 7/8% Notes due July 15, 2001                     6 5/8% Notes due October 1, 2002
7.00% Notes due August 15, 2001                    8 1/2% Notes due January 1, 2003
6 3/8% Notes due December 1, 2001                  5 7/8% Notes due January 22, 2003
9 5/8% Notes due December 15, 2001                 6 3/4% Notes due March 15, 2003
5 1/2% Debentures due December 15, 2001            7 1/8% Notes due May 1, 2003
6.00% Notes due February 1, 2002                   8 3/4% Notes due July 15, 2005
6 3/4% Notes due February 7, 2002                  6 5/8% Notes due October 15, 2005
Floating Rate Notes due April 29, 2002             6 1/8% Notes due January 22, 2008
7.00% Notes due September 15, 2002                 8 7/8% Notes due June 1, 2010
                                                   6.00% Debentures due April 1, 2011
                                                   10.00% Deferred Interest Debentures due December 1, 2012
                                                   10.30% Deferred Interest Debentures due June 15, 2015


All of the  securities  listed  above  are  registered  on the  New  York  Stock
Exchange.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

As of December 31, 2000, there were outstanding 10 shares of the issuer's common stock.

Documents incorporated by reference.  None.
                                      -----
================================================================================


                                    CONTENTS

                                     PART I                                                              Page No.
                                                                                                         --------

Item 1.      Business                                                                                     3

Item 2.      Properties                                                                                   7


Item 3.      Legal Proceedings                                                                            8

                                     PART II

Item 5.      Market for Registrant's Common Stock and Related Stockholder Matters                         8

Item 6.      Selected Financial Data                                                                      8

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                          9

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                                  22

Item 8.      Financial Statements and Supplementary Data                                                 25

                Management's Responsibilities for Consolidated Financial Statements                      25

                Independent Auditors' Report                                                             26

                Consolidated Balance Sheet                                                               27

                Consolidated Statement of Income                                                         28

                Consolidated Statement of Changes in Stockholder's Equity                                29

                Consolidated Statement of Cash Flows                                                     31

                Notes to Consolidated Financial Statements                                               33

                Supplementary Financial Data                                                             63

                                     PART IV


Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                             64

             Signatures                                                                                  65

             Exhibit Index                                                                               67

             Ratio of Earnings to Fixed Charges                                                          68

             Independent Auditors' Consent                                                               69


                                     PART I

ITEM 1.  BUSINESS

General Motors Acceptance Corporation (the "Company" or "GMAC"), a wholly-owned subsidiary of General Motors Corporation ("General Motors" or "GM"), was incorporated in 1997 under Delaware General Corporation Law. On January 1, 1998, the Company merged with its predecessor, which was originally incorporated in New York in 1919.

In conducting its primary line of business, GMAC and its affiliated companies have a presence in 40 countries and offer a wide variety of automotive financial services to and through franchised General Motors dealers throughout the world. GMAC also offers financial services to other automobile dealerships and to the customers of those dealerships. Additionally, the Company provides commercial financing for real estate, equipment and working capital to automobile dealerships, GM suppliers and customers of GM affiliates. The Company also provides commercial financing and factoring services for companies in the apparel, textile, automotive supplier and numerous other industries. GMAC's other financial services include insurance and mortgage banking. The Company had 28,569 and 27,383 employees worldwide, as of December 31, 2000 and 1999, respectively.

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

The automotive financing industry is highly competitive. The Company's principal competitors for retail financing and leasing are a large number of banks, commercial finance companies, savings and loan associations and credit unions. Wholesale and lease financing competitors are primarily comprised of other manufacturers' affiliated finance companies, independent commercial finance companies and banks. Neither the Company nor any of its competitors are considered to be a dominant force in the industry when analyzed individually. The Company's ability to offer competitive financing rates, the primary basis of competition, is directly affected by its access to capital markets. The Company applies a strategy of constantly reviewing funding alternatives to achieve its business goals. The quality of integrated GM and GMAC products and services provided to automotive dealerships and their customers contributes to the Company's competitive advantages.

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

As the financing of GM manufactured vehicles comprises a substantial portion of the Company's business, any protracted reduction or suspension of GM's production or sales resulting from a decline in demand, work stoppage, governmental action, adverse publicity, or other event, could have a substantial unfavorable effect on the Company's results of operations. Information about GM's production and sales can be found in GM's Annual Report on Form 10-K for the year ended December 31, 2000, filed separately with the Securities and Exchange Commission.

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

GMAC also provides subprime retail automotive financing and servicing to customers in the U.S. and Europe. Subprime financing in the U.S. is provided through Nuvell Credit Corporation, a wholly-owned subsidiary. Nuvell Financial Services Corp. provides private-label servicing for SAAB Financial Services
Corporation in the U.S. In Europe, On:Line Financing Holdings, Ltd., a majority-owned subsidiary, provides subprime, as well as standard rate, used vehicle financing.

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

Lease Financing
Dealers, their affiliates and other companies may obtain GMAC financing to buy vehicles, which they lease or rent to others. These leases, sometimes referred to as fleet leases, are categorized as finance receivables. GMAC generally has a security interest in these vehicles and in the rental payments. However, competitive factors occasionally result in a limited security interest in this collateral. Approximately 50% of GMAC's fleet financing receivables are covered by General Motors programs which provide a limited payment guarantee to participating financing institutions as consideration for extending credit to a fleet customer. Under these programs, General Motors will reimburse the financing institution, subject to certain limitations, for losses on the sales of vehicles that are returned to the selling dealers or repossessed.

COMMERCIAL FINANCING

Through its subsidiaries GMAC Commercial Credit LLC and GMAC Business Credit LLC, the Company provides secured financing in the U.S., United Kingdom and Canada to companies in the apparel, textile, automotive supplier and numerous other industries. Financing is provided to clients through revolving lines of credit, term loans and the purchase of accounts receivable owed to clients from their customers (known as "factoring"). The Company also provides receivable/collection management products as well as guarantees amounts due under letters of credit issued by its clients to their suppliers. Accounts receivable and inventories are the primary security for commercial financing and factoring products and services.

INSURANCE

GMAC Insurance Holdings, Inc. ("GMACI"), a holding company formed in 1997, conducts insurance operations in the U.S., Canada, Europe, Latin America, and Asia Pacific through Motors Insurance Corporation ("MIC"), GMAC RE Corp. ("GMAC RE"), Integon Corporation ("Integon"), and other insurance subsidiaries. The subsidiaries operate and market under the GMAC Insurance common brand. GMACI insures and reinsures automobile service contracts, personal automobile insurance coverages ranging from preferred to non-standard risks, and selected commercial insurance coverages.

GMAC Insurance is one of the world's largest underwriters of automotive extended service and maintenance contracts. Such contracts offer vehicle owners and lessees mechanical repair protection and extended roadside assistance for new and used vehicles beyond a manufacturer's new vehicle warranty. These contracts are marketed through automobile dealerships and on a direct response basis, covering virtually all vehicle makes and models. A significant portion of vehicle service contracts cover vehicles manufactured by General Motors Corporation.

INSURANCE (concluded)

GMAC RE underwrites diverse property and casualty risks, primarily in the U.S. market. Commercial lines coverage is primarily insurance for dealer vehicle inventories. MIC also provides collateral protection to GMAC on certain vehicles securing GMAC retail installment contracts.

The personal lines operation primarily provides physical damage and liability insurance coverages for automobiles and motorcycles, and also offers homeowners and umbrella policies. Personal lines policies are offered on a direct response basis through affinity groups, GM-employee programs and the internet, and through a network of approximately 14,500 independent agencies. Automobile and motorcycle coverages are offered to nonstandard, standard, and preferred drivers. The personal lines group operates in 48 states and the District of Columbia.

The property casualty insurance industry is highly competitive. Competition in the property casualty markets in which GMACI operates consists of large multi-line companies and smaller specialty carriers. None of these companies, including GMACI, holds a dominant position overall in these markets.

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

GMACM  provides  residential  real estate  services  nationwide,  primarily  the origination and servicing of first and second lien residential mortgage loans and high loan to value loans. GMACM originates mortgage loans by utilizing its nationwide retail network, direct lending centers, and correspondent lender origination channels. In addition to selling its originated loans in the secondary market while retaining the right to service the loans, GMACM actively acquires servicing rights from other mortgage bankers and financial institutions. In addition, GMACM provides customized servicing and lending functions to third party organizations. GMACM has diversified its operations to include trustee services and mortgage-related insurance products. During 1999, GMACM expanded operations through various acquisitions that increased the capacity of direct lending operations, added consumer-direct advertising expertise and established GMACM's presence in the internet mortgage origination market. GMACM also provides bundled real estate services to the consumer including real estate brokerage services through a combination of franchised and company owned offices, full service relocation services, home finding services and mortgage services.

GMACCM, with a servicing portfolio of more than $90 billion, is the nation's largest commercial and multifamily mortgage loan servicer and a global leader in loan origination, asset management and securitization of commercial mortgages. Through a subsidiary, GMACCM is also the largest underwriter of multifamily tax exempt bonds in the country. GMACCM serves the domestic and global markets and is a direct lender and correspondent for life insurance companies and pension funds. GMACCM provides a wide range of innovative financial products and services including long-term, interim and construction financing, appraisal services and specialized lending units focused on healthcare and hospitality as well as e-commerce offerings through the Internet. GMACCM operates 44 origination offices in key United States markets and also has operations in Canada, England, France, Ireland and Japan. During 1998, GMACCM diversified its operations through various acquisitions, most notably, an investment banking firm/licensed broker-dealer which specializes in the financing of real estate related projects and two software development companies which specialize in mortgage banking software.

ITEM 1.  BUSINESS (concluded)

MORTGAGE BANKING (concluded)

RFC is engaged in several interrelated business lines including mortgage securitization, investing, origination and lending operations. RFC is a top issuer of private-label mortgage-backed securities in the U.S. based on dollar volume of private-label mortgage-backed securities issued as of December 31, 2000. RFC purchases non-conforming, single-family residential mortgages from mortgage lenders throughout the U.S., securitizes such mortgages into mortgage pass-through certificates, sells the certificates to investors and performs master servicing of these securities on behalf of investors. In addition to prime residential mortgages, RFC also purchases and securitizes subprime residential mortgages, home equity lines of credit and home improvement loans. RFC also provides warehouse lending facilities to certain mortgage banking customers secured principally by mortgage collateral as well as long-term secured lines of credit to construction lending project managers and national and regional homebuilders. In addition, Residential Money Centers, an RFC subsidiary, offers a variety of first- and second-mortgage loans to homeowners who do not meet the credit standards normally required for purchase by government-sponsored enterprises.

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

ITEM 2.  PROPERTIES

The Company and its subsidiaries have 271 automotive financial services offices, 25 commercial financial services offices, 103 insurance offices and 584 mortgage offices. Of the number of automotive financial services offices, 203 are in the United States and Puerto Rico, 16 in Canada and 52 in other countries. Of the number of commercial financial services offices, 16 are located in the United States, 2 in Canada and 7 in the United Kingdom. There are 94 insurance offices in the United States, 5 in Europe, 2 in Canada and 2 in Latin America. Of the number of mortgage offices, 566 are located in the United States, 2 in Canada, 5 in Latin America and Mexico, 3 in Asia and 8 in Europe. Substantially all premises are occupied under lease.

The Company owns three properties in Michigan that were transferred from GM in 2000. GMAC leases these properties to GM as part of a sixteen-year lease arrangement. Automobiles, office equipment, and other real estate properties owned and in use by the Company are not significant in relation to the total assets of the Company.

ITEM 3.  LEGAL PROCEEDINGS

GMAC is subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of GMAC under these government regulations and under these claims and actions, was not determinable at December 31, 2000. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company is a wholly-owned subsidiary of General Motors and, accordingly, all shares of the Company's common stock are owned by General Motors. There is no market for the Company's common stock.

The Company paid cash dividends to General Motors of $1,377.5 million in 2000, $75 million in 1999 and $300 million in 1998.


ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS

                                                                  2000           1999         1998        1997         1996
                                                              ------------  ------------  ----------- ------------ -----------

Income and net income retained for use in the business                             (in millions of dollars)

Financing revenue and other income                            $   23,661.1  $   20,218.0  $  17,913.9 $   16,595.4 $  15,973.7
                                                              ------------  ------------  ----------- ------------ -----------

Interest and discount                                              8,294.7       6,526.2      5,786.9     5,255.5      4,937.5
Depreciation on operating leases                                   5,166.2       4,891.7      4,692.4     4,677.5      4,627.0
Operating expenses                                                 5,599.1       4,518.9      3,565.1     2,852.2      2,690.3
Insurance losses and loss adjustment                                             1,389.9
 Expenses                                                          1,493.1                    1,469.4     1,073.5        972.2
Provision for credit losses                                          551.6         403.8        463.1       522.7        669.0
                                                              ------------  ------------  ----------- ------------ -----------
   Total expenses                                                 21,104.7      17,730.5     15,976.9    14,381.4     13,896.0
                                                              ------------  ------------  ----------- ------------ -----------

Income before income taxes                                         2,556.4       2,487.5      1,937.0     2,214.0      2,077.7
United States, foreign and other                                                   960.2
 income taxes                                                        954.3                      611.7       912.9        837.2
                                                              ------------  ------------  ----------- ------------ -----------
Net income                                                         1,602.1       1,527.3      1,325.3     1,301.1      1,240.5
Cash dividends                                                     1,377.5          75.0        300.0       750.0      1,200.0
                                                              ------------  ------------  ----------- ------------ -----------
Net income retained in the year                               $      224.6  $    1,452.3      1,025.3 $     551.1  $      40.5
                                                              ============  ============  =========== ============ ===========


Total assets                                                  $  168,410.1  $  148,789.2  $ 131,760.4 $ 109,685.9  $  99,852.6
                                                              ============  ============  =========== ============ ===========

Debt
   Short-term debt                                            $   56,913.6  $   50,838.5  $  49,491.2 $  41,464.5  $  36,496.3
   Long-term debt                                                 76,458.6      70,319.7     56,682.0    45,436.8     42,300.9
                                                              ------------  ------------  ----------- ------------ -----------
Total debt                                                    $  133,372.2  $  121,158.2  $ 106,173.2 $  86,901.3  $  78,797.2
                                                              ============  ============  =========== ============ ===========

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


RESULTS OF OPERATIONS

GMAC earned consolidated net income of $1,602.1 million, up 4.9% from the $1,527.3 million earned in 1999. These earnings are an annual record for GMAC, with 2000 net income being the sixth straight year of increase. The following table summarizes the most recent earnings of GMAC's automotive and other financing, insurance and mortgage operations on a year-to-year basis:


                                                                 Net Income
                                                 ----------------------------------------
                                                    2000           1999           1998
                                                 ----------    -----------   ------------
                                                         (in millions of dollars)
Automotive and other financing operations         $ 1,054.7     $  1,056.9    $    984.4
Insurance operations *                                220.0          209.9         225.9
Mortgage operations**                                 327.4          260.5         115.0
                                                 ----------    -----------   ------------
Consolidated total                                $ 1,602.1     $  1,527.3    $  1,325.3
                                                 ==========    ===========   ============

*  GMAC Insurance Holdings, Inc.
** GMAC Mortgage Group, Inc.


On a consolidated basis, GMAC's return on average equity capital was 12.4% in 2000, compared to 14.7% in 1999 and 14.3% in 1998. Total cash dividends paid to General Motors in 2000 were $1,377.5 million compared with $75 million in 1999 and $300 million in 1998.

In 2000, net income from automotive and other financing operations totaled $1,054.7 million, virtually unchanged from the $1,056.9 million earned in the prior year. Increased financing volumes and asset levels were offset by the negative impact stemming from the higher level of market interest rates during the year. The increase in 1999 from 1998 was due to increased financing volumes and reduced credit losses, partially offset by a higher effective tax rate.

Net income from insurance operations totaled $220.0 million in 2000, 4.8% higher and 2.6% lower than 1999 and 1998 earnings, respectively. The increase from 1999 was primarily due to improved operating results and higher investment income and capital gains. The decrease in 1999 from 1998 was primarily attributable to pricing pressure in the personal lines insurance business.

Net income from mortgage operations totaled $327.4 million in 2000, 25.7% and 184.7% higher than 1999 and 1998 earnings, respectively. The strong year-over-year performance reflects the benefit of strong international growth, lower cost of servicing and increased mortgage originations during the second half of the year. The unusually low earnings in 1998 were largely due to reduced mortgage asset values from higher prepayment levels.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

UNITED STATES NEW PASSENGER CAR AND TRUCK DELIVERIES

U.S. deliveries of new GM vehicles during 2000 were unchanged compared to 1999 levels. U.S. deliveries of new GM vehicles during 1999 were higher than 1998 levels primarily as a result of an overall increase in the number of vehicles produced in the industry. Additionally, production in 1998 was reduced by an estimated 545,000 units due to a 54-day work stoppage from June 5, 1998 through July 28, 1998 at GM. GMAC's special rate financing programs sponsored by GM during 2000 contributed to higher financing penetration of new GM vehicle retail deliveries. The decline in financing penetration in 1999 from 1998 was primarily the result of competitive market conditions.

                                                        For the Years Ended December 31,
                                                       ---------------------------------
                                                        2000         1999         1998
                                                        ----         ----         ----
                                                            (in millions of units)
Industry                                                17.8         17.4          16.0
General Motors                                           5.0          5.0           4.6

U.S. new GM vehicle deliveries financed by GMAC
  Retail (installment sale contracts and
   operating leases)                                    43.6%        40.6%         41.4%
 Fleet transactions (lease financing)                    1.7%         1.6%          2.1%
Total                                                   34.7%        32.8%         33.3%

FINANCING VOLUME

The number of new vehicle deliveries financed for GM and other dealers are summarized below:

                                              For the Years Ended December 31,
                                              --------------------------------
                                                2000         1999        1998
                                                ----         ----        ----
                                                   (in thousands of units)
United States
  Retail installment sale contracts            1,012          867         929
  Operating leases                               680          774         598
  Leasing                                         23           24          26
                                              ------        -----       -----
New deliveries financed                        1,715        1,665       1,553
                                              ======        =====       =====

Other Countries
  Retail installment sale contracts              483          470         410
  Operating leases                               273          291         308
  Leasing                                         55           66          61
                                              ------        -----       -----
New deliveries financed                          811          827         779
                                              ======        =====       =====

Worldwide
  Retail installment sale contracts            1,495        1,337       1,339
  Operating leases                               953        1,065         906
  Leasing                                         78           90          87
                                              ------        -----       -----
New deliveries financed                        2,526        2,492       2,332
                                              ======        =====       =====

The increase in the total number of vehicles financed during 2000, compared to 1999, can be attributed to the Company's continued special rate financing programs sponsored by GM. The decrease in operating lease units can be attributed to a shift from lease incentive programs to special rate retail finance programs sponsored by GM for both the U.S. and internationally. The number of new vehicles financed in the U.S. in 1999 was higher than 1998, primarily as a result of an overall increase in the number of units financed in the industry as well as the impact of the 1998 work stoppage mentioned earlier. Additionally, operating lease incentive programs sponsored by GM in the U.S. contributed to the 1999 increase over 1998.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCING VOLUME (concluded)

The average new vehicle retail finance contract purchased by GMAC in the United States during 2000 was $23,500 compared to $22,300 in 1999 and $20,800 in 1998.
The average term for new vehicle retail finance contracts purchased was 55 months in 2000, compared to 54 months in 1999 and 52 months in 1998, while the monthly payment on such contracts purchased in 2000 averaged $424, compared to $412 in 1999 and $401 in 1998. The increases in the average amount of retail finance contract purchased and the average monthly payment were primarily the result of a reduction in the average customer downpayment and an increase in the average new vehicle cash price. The increase in the average monthly payment was partially offset by an increase in the average term and a decrease in the average customer finance rate.

During 2000, the average capitalized cost for new vehicle retail operating lease contracts entered into in the United States was $24,300 compared to $23,700 in 1999 and $24,400 in 1998. The average term of such new vehicle retail leases in 2000 and 1999 was 36 months and in 1998 was 34 months. The average monthly retail lease payments on such contracts were $358 in 2000, $340 in 1999 and $352 in 1998. The changes in average cost, term and monthly payment during 2000 were mainly attributable to a continued shift to longer term incentivized leases sponsored by GM.

GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, wholesale inventory financing was provided for 3.6 million, 3.5 million and 2.8 million new GM vehicles, representing 71.5%, 67.7% and 64.1% of all GM sales to U.S. dealers during 2000, 1999 and 1998, respectively. The increase was attributable to marketing initiatives and competitive pricing strategies offered by the Company.

ASSETS

Cash and cash equivalents totaled $1,147.8 million at December 31, 2000, compared with $704.3 million held at December 31, 1999.

At the end of 2000, the Company owned assets and serviced automotive receivables totaling $185.6 billion, an increase of $23.3 billion over year-end 1999. Total consolidated assets of the Company at December 31, 2000 were $168.4 billion, $19.6 billion above the previous year. The year-to-year increases were primarily the result of higher serviced retail receivables, commercial and other loan receivables, serviced wholesale receivables, other assets, factored receivables, receivables with GM, mortgage lending receivables, mortgage servicing rights, mortgage loans held for investment and due and deferred from receivables sales. These increases were partially offset by a decline in operating lease assets.

Consolidated automotive and commercial finance receivables serviced by the Company, including sold receivables, amounted to $112.5 billion and $97.0 billion at December 31, 2000 and 1999, respectively. The year-to-year increase was primarily a result of a $7.4 billion increase in serviced retail receivables, a $4.9 billion increase in commercial and other loan receivables and a $4.4 billion increase in serviced wholesale receivables. Continued GM-sponsored retail financing incentives contributed to the rise in serviced retail receivables. The change in commercial and other loan receivables was primarily attributable to increases in secured notes as well as continued growth at Commercial Credit LLC and GMAC Business Credit LLC. The growth at Commercial Credit LLC was partially attributable to the acquisitions of the factoring businesses of Finova Capital Corporation and Banc of America during the third and fourth quarters of 2000. The increase in serviced wholesale loan receivables was due to higher dealer inventory levels as well as an increase in penetration. Principal balances of active trusts of sold wholesale receivables (including retained subordinated interests) during 2000 increased $1.6 billion, due to the completion of two sales in 2000. Additionally, outstanding principal balances of sold retail automotive receivables (including retained subordinated interests) increased by $1.4 billion due to the completion of four sales during 2000 compared with three sales in 1999.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ASSETS (concluded)

Other assets totaled $12,021.0 million and $9,638.6 million at December 31, 2000 and December 31, 1999, respectively. The increase over year-end 1999 was partially the result of other mortgage related assets which totaled $3.5 billion at December 31, 2000, compared to $2.2 billion at December 31, 1999. The increase in other mortgage related assets was primarily a result of GMACMG's acquisition of Nippon Asset Management, a Japanese real estate holding company, during the second quarter of 2000. The purchased assets of Nippon Asset Management consisted primarily of non-performing loans. In addition, GMACMG expanded its Model Homes Finance program, which involves the financing of builders' model homes, in 2000. This program began in November 1999. Additionally, the increase over year-end 1999 was partially the result of GMAC and GM entering into a lease arrangement during the first quarter of 2000. Under this transaction, GM transferred to GMAC three properties located in Michigan totaling $479.1 million, representing an equity contribution.

Factored receivables totaled $2,291.1 million and $764.9 million at December 31, 2000 and 1999, respectively. This growth relates to Commercial Credit LLC's acquisitions of the factoring businesses of Finova Capital Corporation and Banc of America.

Notes receivables due from GM amounted to $5,434.0 million and $4,025.0 million at December 31, 2000 and 1999, respectively. The source of the growth over year-end is primarily attributable to an increase of $1.1 billion related to a $2.0 billion revolving line of credit GM has available with GMAC. In addition, there were additional loans from GMAC of Canada, Limited, a wholly-owned subsidiary, to GM of Canada ("GMCL"), a wholly-owned subsidiary of GM. The loans are used to fund GMCL's vehicle leasing program.

Mortgage lending receivables amounted to $2,960.0 million at December 31, 2000, compared to $1,800.6 million at December 31, 1999, respectively. The increase relates to the continued increase in construction and warehouse lending activity in 2000, compared to 1999. Construction and warehouse lending activity increased due to increased marketing initiatives and overall growth during 2000.

Mortgage servicing rights amounted to $3,984.5 million and $3,421.8 million at December 31, 2000 and 1999, respectively. The increase is primarily a result of several portfolio acquisitions made by GMACMG throughout 2000, in addition to overall growth of the business.

Mortgage loans held for investment totaled $1,895.1 million and $1,497.4 million at December 31, 2000 and 1999, respectively. The increase is primarily due to a Mexican portfolio acquisition made by GMACMG ($89 million), and a reclassification of non-performing assets from mortgages held for sale (approximately $200 million) to mortgages held for investment, to more accurately reflect the nature of the asset.

The Company's due and deferred from receivable sales (net) totaled $1,097.2 million at December 31, 2000, compared to $742.2 million at December 31, 1999. The increase over year-end was mainly due to an increase in cash deposits held for trusts due to increased securitization of wholesale and retail receivables.

Operating lease assets, net of depreciation, acquired principally under the GMAC SmartLease program, totaled $29.3 billion at year-end 2000, a decrease of $0.9 billion from year-end 1999. The decrease from year-end 1999 was primarily attributable to a decrease in GM sponsored lease incentive programs in the U.S.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY (continued)

As of December 31, 2000, GMAC's total borrowings were $133.4 billion compared with $121.2 billion at December 31, 1999. Approximately 81% of this debt represented funding for operations in the United States, and the remaining 19% represented borrowings for operations in Canada (9%), United Kingdom (3%), Germany (3%) and other countries (4%). The 2000 year-end ratio of consolidated debt to total stockholder's equity was 9.5:1 compared to 10.9:1 for year-end 1999. The higher year-to-year debt balances were principally used to fund increased asset levels. Total short-term debt outstanding at December 31, 2000 amounted to $56.9 billion compared with $50.8 billion at year-end 1999.

Intermediate and long-term funding is provided through the issuance of underwritten debt and medium-term notes, which are offered by prospectus, offering circular or private placement worldwide on a continuous basis. GMAC sells medium-term notes worldwide through dealer agents in book-entry form for any maturity ranging from nine months to thirty years. Sales of medium-term notes for U.S. operations totaled $10.2 billion in 2000, compared to $12.1 billion in 1999. Outstanding medium-term notes for U.S. operations totaled $31.6 billion at December 31, 2000, a decrease of $0.5 billion from the prior-year period. During 2000, underwritten debt issues totaling $7.3 billion were completed for use in the U.S., compared with $8.7 billion in 1999. Underwritten debt issues outstanding in the U.S. at December 31, 2000 totaled $30.6 billion, an increase of $5.3 billion from year-end 1999. As of December 31, 2000, the Company had unissued debt securities available under effective shelf registrations with the U.S. Securities and Exchange Commission totaling $31.9 billion.

The Company and its subsidiaries maintain substantial bank lines of credit which totaled $48.1 billion at December 31, 2000, compared to $46.2 billion at year-end 1999. The unused portion of these credit lines increased by $2.8 billion from December 31, 1999 to $38.4 billion at December 31, 2000. Included in the unused credit lines at December 31, 2000, is a $14.7 billion syndicated multi-currency global credit facility available for use in the U.S. by GMAC and in Europe by GMAC International Finance B.V. and GMAC (UK) plc. The entire $14.7 billion is available to GMAC in the U.S., $0.9 billion is available to GMAC (UK) plc and $0.8 billion is available to GMAC International Finance B.V. The syndicated credit facility serves primarily as back-up for the Company's unsecured commercial paper programs. Also included in the unused credit lines is a $12.3 billion U.S. asset-backed commercial paper liquidity and receivables facility for New Center Asset Trust ("NCAT"), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

In June 1999, GMAC modified its existing syndicated revolving credit facilities to combine the U.S. and certain European facilities into one syndicated multi-currency global facility. Modified terms consisted of five years on one-half of the facility, with a 364-day term (including a provision that allows GMAC to draw down a one year term loan on the termination date) on the remaining facility. The 364-day portion of the facility was renewed for another 364-day period in June 2000, including the provision that allows GMAC to draw down a one year term loan on the termination date. The remainder of the facility which had an original term of five years expires in June 2004. Additionally, there is a leverage covenant restricting the ratio of consolidated debt to total stockholder's equity to no greater than 11.0:1. This covenant is only applicable under certain conditions. Those conditions are not in effect now and were not in effect during the year ended December 31, 2000.

Outside of the United States, funding needs are met primarily by a combination of short-term and medium-term loans from banks and other financial institutions. Where it is cost-effective, the Company also issues commercial paper as well as medium-term and long-term debt in both the Euro and local markets to fund certain non-U.S. operations.

Credit facilities supporting operations of the Company's international subsidiaries totaled $18.1 billion at December 31, 2000, of which $11.7 billion were unused. As of December 31, 2000, the committed and uncommitted portion of such credit facilities totaled $5.6 billion and $12.5 billion, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY (continued)

As discussed in Note 3 of the Notes to Consolidated Financial Statements, the Company's asset securitization program is utilized as an alternative funding source through which retail and wholesale finance receivables are sold to special purpose bankruptcy-remote subsidiaries. The Company continues to service the sold receivables for a fee and earns other related ongoing income. GMAC also may retain subordinated interests in the total receivables pool.

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

Substantially all of the Company's short-term, medium-term and long-term debt has been rated by three nationally recognized statistical rating organizations. As of March 5, 2001, all of the ratings assigned were within the investment grade category.

                                         Senior            Commercial
Rating Agency                            Debt                Paper
-------------                         -----------        -------------

Fitch, Inc.                              A                     F-1
Moody's Investor's Service, Inc.         A2                 Prime-1
Standard & Poor's Ratings Services       A                     A-1

Fitch, Inc. ("Fitch") has assigned ratings of A and F-1 to the Company's senior debt and commercial paper, the sixth and second highest among ten and four investment grade ratings available, respectively. The A rating is assigned by Fitch to bonds considered to be of high credit quality with the obligor's ability to pay interest and repay principal considered to be strong. The F-1 rating is assigned to short-term issues which possess a very strong credit quality based primarily on the existence of liquidity necessary to meet the obligations in a timely manner. Fitch upgraded the senior debt rating from A- to A and reaffirmed the F-1 commercial paper rating in June 1997.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY (concluded)

Standard & Poor's Ratings Services, a division of McGraw-Hill Companies, Inc. ("S&P") has assigned a rating of A to the Company's senior debt, sixth highest among ten investment grade ratings available. The A rating is assigned to bonds considered to have a strong capacity to pay interest and repay principal. The Company's commercial paper has received a rating of A-1, second highest of the four investment grade ratings available, indicating a strong capacity for timely payment determined by significant safety characteristics. S&P upgraded these ratings from A- and A-2 in January 1998. However, on February 6, 2001, Standard & Poor's, while affirming its ratings on GMAC, revised its outlook from stable to negative.

As of March 5, 2001, GMAC is not under review by any of the above rating agencies.

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

The aggregate fair value of the Company's derivatives portfolio represents a nominal percentage of its $14.0 billion equity base at December 31, 2000. The total notional amount of the derivatives portfolio was $102.8 billion and $77.6 billion at December 31, 2000 and 1999, respectively. The increase in 2000 year-end notional outstandings was partially attributable to an increase in financial instruments associated with GMAC's increased debt levels along with an increase in mortgage related derivatives, consistent with GMACMG's increased asset levels and off balance sheet commitments to originate and purchase mortgage loans.

CASH FLOWS

Cash provided by operating activities during 2000 totaled $10.1 billion, a slight decrease from the $10.2 billion during the comparable 1999 period and an increase from the $3.9 billion provided during the comparable 1998 period. The slight decrease in operating cash flow from 1999 was primarily the result of a decrease in net proceeds on sale of mortgage loans, mainly offset by an increase in other liabilities and depreciation and amortization. The increase in 1999 over 1998 was primarily the result of an increase in proceeds from sales of mortgage loans and mortgage related securities held for trading and a reduction in originations/purchases of mortgage loans and acquisitions of mortgage-related securities held for trading. These increases were partially offset by a decline in the payables due to GM and affiliated companies and other liabilities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CASH FLOWS (concluded)

Cash used for investing activities during 2000 totaled $24.5 billion, compared with $21.4 billion and $23.0 billion during the same periods in 1999 and 1998, respectively. The increase in 2000 from 1999 is primarily the result of net increases in acquisitions of finance receivables, along with an increase in other investing activities which was primarily driven by an increase in mortgage lending receivables. These increases were mainly offset by increased proceeds from sales of wholesale receivables. Cash usage decreased in 1999 from 1998 primarily as a result of increased proceeds from sales of receivables, largely offset by net increases in acquisitions of finance receivables and net acquisitions of subsidiaries.

Cash provided by financing activities during 2000 totaled $14.9 billion, compared with $11.3 billion and $18.9 billion during 1999 and 1998, respectively. The increase in 2000 from 1999 is primarily the result of an increase in short-term debt and capital contributions from GM, mainly offset by a net decrease in long-term debt and dividends paid to GM. The decrease in 1999 from 1998 is primarily the result of a reduction in short-term debt, partially offset by a net increase in long-term debt.

COLLECTION RESULTS AND ASSET QUALITY

The following statistics, which include owned and sold automotive assets, summarize the Company's delinquency, repossession and loss experience:

                                                                       For the Years Ended December 31,
                                                                      ---------------------------------
                                                                        2000       1999        1998
                                                                      ---------   --------   -------
Retail - Worldwide
Accounts past due over 30 days (average)                                 2.4%       2.6%        3.0%
Repossessions of new vehicles                                            1.3%       1.4%        1.5%
Repossessions of used vehicles                                           3.1%       2.9%        3.4%

Net retail losses as a percent of
 total average serviced receivables                                     0.62%       0.63%      0.78%

Net retail losses as a percent of liquidations
Retail serviced - Worldwide                                             1.19%       1.17%      1.53%
New retail serviced - United States                                     0.97%       0.93%      1.27%
Retail sold - United States                                             0.80%       0.78%      0.98%

Charge-offs - Worldwide (in millions of dollars)
Total serviced receivables, net of recoveries                         $320.7      $295.6     $351.0
Total owned receivables, net of recoveries                             286.5       262.7      307.1

Allowance for credit losses as a percent of
 total net serviced receivables - Worldwide                             1.24%       1.20%      1.32%

Operating lease portfolio - United States (average)
Accounts past due over 30 days                                          1.49%       1.30%      1.44%
Early terminations by default as a percent of units outstanding         1.23%       1.09%      1.29%


As a result of tightened credit standards and continued collection efforts, repossessions and losses in the retail portfolio and early terminations as a percent of operating lease units outstanding decreased between 1998 and 1999. Overall, 2000 loss experience remained relatively consistent with 1999 and reflected improvement from 1998.

Revenue recognition was suspended on approximately 0.25% and 0.31% of gross retail finance receivables as of December 31, 2000 and 1999, respectively

Collateral with a net book value of $139.2 million and $109.5 million has been acquired in satisfaction of retail loans and leases outstanding as of December 31, 2000 and 1999, respectively. For non-retail finance receivables, collateral with a net book value $1.6 million has been acquired in satisfaction of loans outstanding for both December 31, 2000 and 1999.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

BORROWING COSTS

The Company's worldwide cost of borrowing, including the effects of derivatives, averaged 6.52% for 2000, compared to 5.67% and 5.99% for 1999 and 1998, respectively. Total borrowing costs for U.S. operations averaged 6.64% for 2000, compared to 5.66% and 5.89% for 1999 and 1998, respectively. The increase in average borrowing costs was mainly a result of the year over year increase in market interest rates.

AUTOMOTIVE FINANCING REVENUES AND OTHER INCOME

Financing revenue totaled $15.5 billion in 2000, compared to $13.8 billion and $12.7 billion for 1999 and 1998, respectively. These increases were mainly due to higher average retail, wholesale and commercial and other loan receivable balances.

Retail and lease financing revenue totaled $4,773.8 million for 2000, which was $470.8 million and $905.0 million above 1999 and 1998, respectively. The increase in 2000 over 1999 and 1999 over 1998 was mainly due to higher average outstanding retail balances, which resulted from continued retail financing incentives sponsored by GM.

Operating lease revenue, net of depreciation, totaled $2,740.5 million in 2000, compared to $2,537.5 million and $2,540.6 million in 1999 and 1998, respectively. The increase in 2000 was primarily attributable to increases in asset earning rates during 2000. This rate increase more than offset the decrease in operating lease assets from the prior year.

Wholesale, commercial and other loan financing revenue amounted to $2,812.9 million, compared with $2,045.7 million and $1,628.9 million in 1999 and 1998, respectively. The increase in 2000 from 1999 was mainly due to increased commercial loan receivables due to Commercial Credit LLC's acquisitions of the factoring businesses of Finova Capital Corporation. In addition, serviced wholesale loan receivable balances increased due to higher dealer inventory levels as well as an increase in penetration. The increase in 1999 from 1998 was mainly attributable to increased commercial loan receivables due to the acquisition of Bank of New York Financial Corporation in July 1999 and increases in other secured notes.

Other income, including gains and fees related to sold finance receivables, totaled $2,376.7 million for 2000, compared to $1,663.9 million and $1,294.9 million during the comparable 1999 and 1998 periods, respectively. The increase in 2000 over 1999 was mainly attributable to increases in interest and servicing fees earned on receivables due from GM, along with increases in Commercial Credit LLC's factoring commissions and other servicing fees. Commercial Credit LLC was acquired in July 1999, resulting in only six months of income in 1999. Additionally, other income related to sales of receivables increased mainly due to the increase in service fees received, due to higher outstandings of secured notes, and an increase in other income due to increased securitization activity. The increase in 1999 over 1998 was primarily the result of increased sales of wholesale and retail finance receivables and increased interest earned on receivables due from GM.

Pre-tax gains on sold retail receivables, excluding the related limited recourse loss provision established at loan origination, totaled $13.7 million during 2000 compared with $64.2 million in 1999 and $31.0 million in 1998. Retail receivables sales generally accelerate the recognition of income on retail contracts, net of servicing fees and other related deferrals, into the period the receivables are sold. The amount of such gains is affected by a number of factors and may create variability in quarterly earnings depending on the type and amount of receivables sold and the structure used to effect the sale, as well as the prevailing financial market conditions.

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

EXPENSES

Consolidated interest and discount expense totaled $8,294.7 million, $6,526.2 million and $5,786.9 million in 2000, 1999 and 1998, respectively. The increase in 2000 over 1999 was due to increased borrowing costs in addition to higher debt levels which were principally used to fund increased asset levels. The increase in 1999 over 1998 was primarily due to increased debt levels which were used to fund increased asset levels. This increase in 1999 was partially offset by lower market interest rates during 1999 compared to 1998.

Consolidated salaries and benefits increased in 2000 to $1,865.9 million from $1,591.9 million and $1,231.0 million in 1999 and 1998, respectively. The increase in salaries since 1998 primarily reflected continued growth and acquisitions at GMAC and GMACMG.

Consolidated amortization of intangibles totaled $660.7 million, $516.9 million and $381.9 million in 2000, 1999 and 1998, respectively. The increases since 1998 were primarily attributable to an increase in the amortization of mortgage servicing rights along with an increase in the amortization of goodwill. Amortization of mortgage servicing rights increased due to the growth in the servicing portfolio from $245.0 billion in 1998 to $336.2 billion at year-end 2000. Mortgage servicing rights increased from $2.4 billion in 1998 to $4.0 billion at year-end 2000. The increase in the amortization of goodwill was due to continued acquisitions at GMAC and GMACMG during 1999 and 2000.

Consolidated other operating expenses totaled $3,072.5 million, $2,410.1 million and $1,952.2 million in 2000, 1999 and 1998, respectively. The increases since 1998 primarily reflected continued growth and acquisitions at GMAC and GMACMG.

As noted earlier, net retail losses as a percentage of total average serviced automotive receivables was 0.62%, 0.63% and 0.78% in 2000, 1999 and 1998, respectively. The provision for credit losses, most of which relates to retail receivables, totaled $551.6 million, $403.8 million and $463.1 million in 2000, 1999 and 1998, respectively. Higher outstanding finance receivables along with the Company's continuous review of its reserve requirements contributed to the increase in the provision for credit losses.

INCOME TAXES

Consolidated United States, foreign and other income taxes totaled $954.3 million, $960.2 million and $611.7 million for 2000, 1999 and 1998, respectively. The effective income tax rate for 2000 was 37.3%, compared to 38.6% in 1999 and 31.6% in 1998. The decline in the 2000 effective tax rate can be attributed to decreases in accruals from prior years based upon periodic assessment of the adequacy of such accruals primarily for tax liabilities of non-U.S. operations. The increase in 1999 over 1998 can be attributed to a decrease in U.S. and foreign taxes assessed on foreign source income during 1998.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INSURANCE OPERATIONS

Gross premiums written by GMACI and its subsidiaries totaled $2,395.5 million, $2,231.8 million and $2,250.4 million in 2000, 1999 and 1998, respectively. Net insurance premiums earned totaled $1,883.8 million in 2000, an increase of $89.9 million from 1999 and an increase of $25.4 million over 1998. The increases from 1999 were mainly due to premium growth across all business lines. The decrease in 1999 from 1998 was primarily the result of declines in new and renewal personal auto policies outstanding, partially offset by increases in the mechanical protection and property and casualty reinsurance lines of business.

Pre-tax capital gains at GMACI, which are included in other income, totaled $165.5 million for 2000, an increase of $6.7 million from 1999 and a slight decrease of $0.3 million over 1998. Fluctuations in realized capital gains are primarily due to the timing of sales of individual securities and overall market conditions.

Insurance losses and loss adjustment expenses totaled $1,493.1 million, $1,389.9 million and $1,469.4 million in 2000, 1999 and 1998, respectively. The increase in 2000 from 1999 is primarily due to deteriorating losses in the personal lines' agency business, resulting from increased liability claims severities and physical damage frequencies. The decline in 1999 when compared to 1998 is largely due to lower non-standard personal auto policies in force and the non-renewal of certain passenger auto policies that had yielded adverse results in 1998, partially offset by a higher frequency of claims in mechanical coverages and increased property and casualty reinsurance volume.

MORTGAGE OPERATIONS

During 2000, GMACMG continued to maintain its position as a leading real estate financial services company in the United States. Loan origination, mortgage servicing acquisitions and correspondent loan volume totaled $86.0 billion, $91.6 billion and $152.0 billion for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease from 2000 over 1999 and 1998 is attributable to volume reduction caused by increasing interest rates. Reflecting stronger business activities and acquisitions, the GMACMG servicing portfolio at December 31, 2000, excluding $3.7 billion and $3.2 billion of GMAC term loans at December 31 2000 and 1999 respectively, was $336.2 billion, 15.1% above the $292.2 billion at December 31, 1999. GMACMG maintained its ranking among the top ten residential mortgage servicers at December 31, 2000.

Mortgage revenue totaled $3,907.2 million, $2,982.3 million and $2,029.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in 2000 over 1999 is primarily attributable to a large volume of securitizations and significant growth in the servicing portfolio, which have increased servicing fees. In addition, the GMACMG Nippon Asset Management acquisition as well as other related investments and new product lines have increased investment income. The increase in 1999 over 1998 was primarily attributed to the significant increase in the servicing portfolio; the GMACMG DiTech acquisition, which increased lending capacity by $4.4 billion; and also the result of continued growth in investment revenues as well as revenues generated from new product lines.

Net income from mortgage operations totaled $327.4 million, $260.5 million and $115.0 million for 2000, 1999 and 1998, respectively. The increase in 2000 earnings was a result of strong international growth, lower cost of servicing and increased mortgage originations during the second half of the year. Earnings in 1999 were favorably impacted by continued growth in origination volumes and the mortgage servicing portfolio and business diversification. In addition, 1999 earnings reflect an unusually strong first quarter, where one time gains were realized from the sales of certain assets that were acquired in the fourth quarter of 1998 when the capital markets were less liquid.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

MORTGAGE OPERATIONS (concluded)

Subsequent to year-end, interest rates, including those on originated loans for fifteen and thirty-year residential mortgages continued to decline substantially. GMACMG's servicing portfolio experienced a substantial increase in the number of applications to refinance residential mortgages. This activity may increase the prepayment of the mortgages resulting in a reduction in cash flows to support funding of the mortgage servicing rights that are recorded in the financial statements of the Company. Should that occur, the mortgage servicing rights could become impaired. The Company has taken measures to hedge the exposure to this risk by entering into derivative contracts. However, in the event of substantial prepayments of the mortgages should the hedge positions prove to be not fully effective, the Company may experience impairment losses on its mortgage servicing rights in the future.

ACQUISITIONS AND MERGERS

In April 2000, GMACMG established GMAC Commercial Holding Japan K.K. ("NKK") to acquire certain assets from Nippon Asset Management, Inc. The asset acquisitions occurred in several phases between April 2000 through November 2000. NKK engages in real estate investment and loan servicing, as well as the acquisition and disposition of performing and non-performing loans.

On August 28, 2000, Commercial Credit LLC acquired the factoring business of Finova Capital Corporation. The acquired company provides a wide array of accounts receivable management services and financial products to traditional industries (i.e. apparel, textiles and home furnishings) and non-traditional industries (i.e. services, food, electronics and computers). Factored sales at Finvova Capital Corporation for calendar year 2000 were approximately $1.5 billion.

On December 31, 2000, Commercial Credit LLC acquired the factoring business of Banc of America Commercial Corporation, Inc. The acquired company provides services similar to Finova Capital Corporation. Factored sales at Banc of America for calendar year 2000 were approximately $9.0 billion.

Additionally, GMAC continued its growth through the acquisition of a variety of other operations during the year, none of which were individually significant.

ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends SFAS No. 133. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted this accounting standard on January 1, 2001, as required. The after-tax cumulative effect of this accounting change as of January 1, 2001 was $52.6 million favorable to income and $134.0 million unfavorable to equity. The outcome of pending issues at the FASB and the Derivatives Implementation Group could impact the amount of the cumulative transition adjustment presented herein. The cumulative effect is based on management's best interpretation of the accounting literature as of March 5, 2001. Consistent with the provisions of the standard prior year financial statements have not been restated.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which supersedes similarly titled SFAS No. 125. GMAC adopted the disclosure provisions related to the securitization of financial assets on December 31, 2000. All transactions entered into after March 31, 2001 will be accounted for in accordance with this standard. This adoption is not expected to have a material impact on GMAC.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded)

EURO CONVERSION

On January 1, 1999, eleven of fifteen member countries of the European Monetary Union established fixed conversion rates between their existing currencies and adopted the euro as their new common currency. Additionally, on December 31, 2000, Greece also established a fixed conversion rate between the drachma and the euro. The euro trades on currency exchanges and the legacy currencies remain legal tender in the participating countries for a transition period until January 1, 2002. Beginning on January 1, 2002, euro denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation.

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

Certain aspects of the operations impacted by the conversion have already been converted to euro. The remaining aspects will be converted throughout the year 2001.

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

The net fair value liability of all financial instruments held for purposes other than trading with exposure to interest rate risk was approximately $14.7 billion and $19.5 billion at December 31, 2000 and 1999, respectively. The potential loss in fair value resulting from a hypothetical 10% increase in interest rates would have been approximately $655.1 million for 2000 and $408.9 million for 1999. The net fair value asset of all financial instruments held for trading purposes with exposure to interest rate risk was approximately $3.2 billion and $2.7 billion at December 31, 2000 and 1999, respectively. The potential loss in fair value resulting from a hypothetical 10% decrease in interest rates would have been approximately $216.5 million and $68.5 million for 2000 and 1999, respectively.

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

Foreign Currency Exchange Rate Risk
GMAC is exposed to foreign currency risk arising from the possibility that fluctuations in foreign exchange rates will impact future earnings or assets and liability values from normal operations in foreign countries and various financial instruments that are denominated in foreign currencies. GMAC's most significant foreign currency exposures relate to the Canadian dollar, euro, United Kingdom pound sterling and Australian dollar. As of December 31, 2000 and 1999, the net fair value liability of financial instruments held for purposes other than trading with exposure to foreign currency risk was approximately $7.6 billion and $7.6 billion, respectively. The potential loss in fair value for such financial instruments from a hypothetical 10% increase in quoted foreign currency exchange rates would have been approximately $763.4 million and $755.6 million at December 31, 2000 and 1999, respectively. As of December 31, 2000 and 1999 the net fair value asset of all financial instruments held for trading purposes with exposure to currency risk was approximately $79.9 million and $37.1 million, respectively. The potential loss in fair value resulting from a hypothetical 10% increase in quoted foreign currency exchange rates would have been approximately $8.0 million and $3.7 million for 2000 and 1999, respectively.

The model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Equity Price Risk
GMAC holds investments in various available for sale equity securities that are subject to price risk. The fair value of such investments was approximately $1.0 billion and $1.3 billion at December 31, 2000 and 1999, respectively. The potential loss in the fair value of these investments, assuming a 10% decrease in underlying equity prices, would have been approximately $103.5 million and $126.1 million at December 31, 2000 and 1999, respectively

Overall Limitations and Forward-Looking Statements
Operating leases are not required to be included in the sensitivity analysis and as a result, have not been presented as part of this analysis. This limitation is significant to the analysis presented. While the sensitivity analysis will show a fair market value change for the debt which funds GMAC's operating lease portfolio, a corresponding change for GMAC's operating lease portfolio, which has a book value of $29.3 billion and $30.2 billion at December 31, 2000 and 1999, respectively, was not considered by the model. As a result, the overall impact to the fair market value of financial instruments from hypothetical changes in interest and foreign currency exchange rates may be overstated.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


MANAGEMENT'S RESPONSIBILITIES FOR CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of General Motors Acceptance Corporation and subsidiaries were prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on judgments of management.

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

Deloitte & Touche LLP, an independent auditing firm, is engaged to audit the consolidated financial statements of General Motors Acceptance Corporation and subsidiaries and issue reports thereon. The audits are conducted in accordance with auditing standards generally accepted in the United States of America that comprehend the consideration of internal control and tests of transactions to the extent necessary to form an independent opinion on the financial statements prepared by management. The Independent Auditors' Report appears on the next page.

The Board of Directors, through the Audit Committee (the "Committee"), is responsible for ensuring that management fulfills its responsibilities in the preparation of the consolidated financial statements. The Committee selects the independent auditors annually. In addition, the Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management and the internal auditors meet regularly (separately and jointly) with the Committee to review the activities of each, to ensure that each is properly discharging its responsibilities, and to assess the effectiveness of internal control. It is management's conclusion that internal control at December 31, 2000 provides reasonable assurance that the books and records reflect the transactions of the companies and that established policies and procedures are complied with. To ensure complete independence, Deloitte & Touche LLP has full and free access to meet with the Committee, without management representatives present, to discuss the results of the audits, the adequacy of internal control and the quality of the financial reporting.



s\  JOHN D. FINNEGAN                         s\  WILLIAM F. MUIR
-------------------------------------        ----------------------------
John D. Finnegan                             William F. Muir
President and Chief Executive Officer        Executive Vice President and
                                             Principal  Financial Officer

INDEPENDENT AUDITORS' REPORT


General Motors Acceptance Corporation:

We have audited the accompanying Consolidated Balance Sheet of General Motors Acceptance Corporation and subsidiaries as of December 31, 2000 and 1999 and the related Consolidated Statement of Income, Consolidated Statement of Changes in Stockholder's Equity and Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Motors Acceptance Corporation and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


s\ DELOITTE & TOUCHE LLP
------------------------
   DELOITTE & TOUCHE LLP

Detroit, Michigan

January 17, 2001


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                                                   December 31,
                                                                              -------------------------
                                                                                   2000          1999
                                                                              -----------   ----------
                                                                              (in millions of dollars)
Assets
Cash and cash equivalents                                                      $  1,147.8   $    704.3
Investments in securities (Note 5)                                                9,485.0      8,984.7
Finance receivables, net (Notes 2 and 3)                                         93,024.8     81,288.9
Investment in operating leases, net (Note 4)                                     29,311.1     30,242.4
Notes receivable from General Motors Corporation (Note 11)                        5,434.0      4,025.0
Real estate mortgages - held for sale                                             5,758.5      5,678.4
                      - held for investment                                       1,895.1      1,497.4
                      - lending receivables                                       2,960.0      1,800.6
Factored receivables                                                              2,291.1        764.9
Due and deferred from receivable sales, net (Note 3)                              1,097.2        742.2
Mortgage servicing rights, net (Note 13)                                          3,984.5      3,421.8
Other (Notes 6 and 11)                                                           12,021.0      9,638.6
                                                                               ----------   ----------
Total Assets                                                                   $168,410.1   $148,789.2
                                                                               ==========   ==========


Liabilities and Stockholder's Equity

Liabilities
General Motors Corporation and affiliated companies, net (Note 11)             $    199.4   $    216.0
Interest                                                                          1,765.9      1,550.8
Insurance losses and loss reserves (Note 12)                                      1,718.7      1,861.9
Unearned insurance premiums                                                       2,151.1      1,949.5
Deferred income taxes (Note 9)                                                    3,574.3      3,496.7
United States and foreign income and other taxes payable (Note 9)                   805.5        521.9
Other postretirement benefits (Note 10)                                             744.3        704.3
Other                                                                            10,038.6      6,207.5
Debt (Note 8)                                                                   133,372.2    121,158.2
                                                                               ----------   ----------
   Total liabilities                                                            154,370.0    137,666.8
                                                                               ----------   ----------

Commitments and contingencies (Notes 4, 14 and 16)

Stockholder's Equity
Common stock, $.10 par value (authorized 10,000 shares, outstanding
 10 shares) and paid-in capital                                                   5,127.9      2,200.0
Retained earnings                                                                 9,028.5      8,803.9

Net unrealized gains on securities (Note 5)                                         231.7        356.8
Unrealized accumulated foreign currency translation adjustment                     (348.0       (238.3)
                                                                               ----------   ----------
   Accumulated other comprehensive income                                          (116.3        118.5
                                                                               ----------   ----------
   Total stockholder's equity                                                    14,040.1     11,122.4
                                                                               ----------   ----------

Total Liabilities and Stockholder's Equity                                     $168,410.1   $148,789.2
                                                                               ==========   ==========


Reference should be made to the Notes to Consolidated Financial Statements.



                      GENERAL MOTORS ACCEPTANCE CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME


                                                                             For The Years Ended December 31,
                                                                           -------------------------------------
                                                                                2000        1999        1998
                                                                           -----------   ---------   ----------
                                                                                 (in millions of dollars)
Financing Revenue
Retail and lease financing (Note 2)                                         $ 4,773.8    $ 4,303.0    $ 3,868.8
Operating leases (Note 4)                                                     7,906.7      7,429.2      7,233.0
Wholesale, commercial, and other loans (Note 2)                               2,812.9      2,045.7      1,628.9
                                                                           -----------   ----------   ----------
   Total financing revenue                                                   15,493.4     13,777.9     12,730.7
Interest and discount (Note 8)                                               (8,294.7)    (6,526.2)    (5,786.9)
Depreciation on operating leases (Note 4)                                    (5,166.2)    (4,891.7)    (4,692.4)
                                                                           -----------   ----------   ----------
   Net financing revenue                                                      2,032.5      2,360.0      2,251.4
Insurance premiums earned (Note 12)                                           1,883.8      1,793.9      1,858.4
Mortgage revenue (Note 13)                                                    3,907.2      2,982.3      2,029.9
Other income (Notes 3 and 11)                                                 2,376.7      1,663.9      1,294.9
                                                                           -----------   ----------   ----------
   Net financing revenue and other                                           10,200.2      8,800.1      7,434.6
                                                                           -----------   ----------   ----------

Expenses
Salaries and benefits                                                         1,865.9      1,591.9      1,231.0
Amortization of intangibles                                                     660.7        516.9        381.9
Other operating expenses                                                      3,072.5      2,410.1      1,952.2
Insurance losses and loss adjustment expenses (Note 12)                       1,493.1      1,389.9      1,469.4
Provision for credit losses (Note 2)                                            551.6        403.8        463.1
                                                                           -----------   ----------   ----------
   Total expenses                                                             7,643.8      6,312.6      5,497.6
                                                                           -----------   ----------   ----------

Income before income taxes                                                    2,556.4      2,487.5      1,937.0
United States, foreign and other income taxes (Note 9)                          954.3        960.2        611.7
                                                                           -----------   ----------   ----------
Net Income                                                                  $ 1,602.1    $ 1,527.3    $ 1,325.3
                                                                           ===========   ==========   ==========

Reference should be made to the Notes to Consolidated Financial Statements.




                                                                                GENERAL MOTORS ACCEPTANCE CORPORATION
                                                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY


                                                                             For the Year Ended December 31, 2000
                                                            ------------------------------------------------------------------------
                                                                                                          Accumulated      Common
                                                               Total                                         Other        Stock and
                                                            Stockholder's    Comprehensive   Retained    Comprehensive     Paid-in
(in millions of dollars)                                       Equity          Income        Earnings       Income         Capital
                                                            ------------------------------------------------------------------------

Beginning balance                                               $  11,122.4                  $ 8,803.9   $    118.5       $  2,200.0

Comprehensive income
 Net income                                                         1,602.1    $  1,602.1      1,602.1
 Other comprehensive income, net of tax:
  Foreign currency translation
   Adjustments (net of tax of $57.6)                                 (109.7)       (109.7)
  Unrealized gains on securities, net of
   Reclassification adjustment (see disclosure)                      (125.1)       (125.1)
                                                                               ----------
 Other comprehensive income                                                        (234.8)                   (234.8)
                                                                               ----------
Comprehensive income                                                           $  1,367.3
                                                                               ==========
Common stock and paid-in capital                                    2,927.9                                                  2,927.9
Dividends paid                                                     (1,377.5)                  (1,377.5)
                                                                -----------                  ---------------------------------------
Ending balance                                                  $  14,040.1                  $ 9,028.5   $   (116.3)       $ 5,127.9
                                                                ===========                  =======================================


Disclosure of reclassification amount
Unrealized holding gains arising during
 Period (net of tax of $9.7)                                                   $    (18.5)
Less: reclassification adjustment for gains
 Included in net income (net of tax of $57.4)                                      (106.6)
                                                                               -----------
Net change in unrealized gains on securities                                   $  ( 125.1)
                                                                               ===========




                                                                               For the Year Ended December 31, 1999
                                                              ----------------------------------------------------------------------
                                                                                                           Accumulated      Common
                                                                 Total                                        Other        Stock and
                                                              Stockholder's   Comprehensive    Retained    Comprehensive    Paid-in
(in millions of dollars)                                         Equity           Income       Earnings       Income        Capital
                                                              ----------------------------------------------------------------------

Beginning balance                                               $   9,791.6                   $7,351.6    $   240.0         $2,200.0

Comprehensive income
 Net income                                                         1,527.3    $  1,527.3      1,527.3
 Other comprehensive income, net of tax:
  Foreign currency translation
   Adjustments (net of tax of $36.2)                                  (96.8)        (96.8)
  Unrealized gains on securities, net of
   Reclassification adjustment (see disclosure)                       (24.7)        (24.7)
                                                                               ----------
 Other comprehensive income                                                        (121.5)                   (121.5)
                                                                               ----------
Comprehensive income                                                           $  1,405.8
                                                                               ==========
Dividends paid                                                        (75.0)                     (75.0)
                                                              -------------                   --------------------------------------
Ending balance                                                  $  11,122.4                   $8,803.9    $    118.5        $2,200.0
                                                              =============                   ======================================


Disclosure of reclassification amount
Unrealized holding gains arising during
 Period (net of tax of $46.6)                                                  $     82.7
Less: reclassification adjustment for gains
 Included in net income (net of tax of $58.2)                                      (107.4)
                                                                               ----------
Net change in unrealized gains on securities                                   $   ( 24.7)
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
                                                          Stockholder's    Comprehensive      Retained   Comprehensive      Paid-in
(in millions of dollars)                                       Equity          Income         Earnings        Income        Capital
                                                          --------------------------------------------------------------------------

Beginning balance                                         $    8,756.1                       $ 6,326.3      $     229.8     $2,200.0

Comprehensive income
 Net income                                                    1,325.3     $    1,325.3        1,325.3
 Other comprehensive income, net of tax:
  Foreign currency translation
   Adjustments (net of tax of $2.2)                               (2.8)            (2.8)
  Unrealized gains on securities, net of
   Reclassification adjustment (see disclosure)                   13.0             13.0
                                                                           -------------
 Other comprehensive income                                                        10.2                           10.2
                                                                           -------------
Comprehensive income                                                       $    1,335.5
                                                                           =============
Dividends paid                                                  (300.0)                         (300.0)
                                                          -------------                      ---------------------------------------
Ending balance                                            $    9,791.6                         7,351.6      $    240.0      $2,200.0
                                                          =============                      =======================================


Disclosure of reclassification amount
Unrealized holding gains arising during
 Period (net of tax of $62.9)                                              $      120.8
Less: reclassification adjustment for gains
 Included in net income (net of tax of $58.1)                                    (107.8)
                                                                               ---------
Net change in unrealized gains on securities                               $       13.0
                                                                           ============

     Reference should be made to the Notes to Consolidated Financial Statements.



                                                   GENERAL MOTORS ACCEPTANCE CORPORATION
                                                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      For the Years Ended December 31,
                                                                             --------------------------------------------------
                                                                                 2000              1999             1998
                                                                             --------------     ------------     ---==---------
                                                                                           (in millions of dollars)
Cash Flows From Operating Activities
Net income                                                                    $  1,602.1          $  1,527.3        $   1,325.3
Depreciation and amortization                                                    6,011.1             5,025.4            4,782.0
Provision for credit losses                                                        551.6               403.8              463.1
Gains on sales of finance receivables                                              (13.0)              (64.2)             (31.0)
Gains on sales of available-for-sale investment securities                        (167.6)             (165.6)            (169.7)
Mortgage loans      - originations/purchases                                   (51,202.0)          (53,006.3)         (54,432.5)
                              - proceeds on sale                                51,443.5            55,776.8           51,582.3
Mortgage-related securities held for trading                                                        (1,309.2)
                                                - acquisitions                  (1,570.7)                              (2,237.1)
                                                - liquidations                     994.1             1,544.5              848.9
Changes in the following items:
  Due to General Motors Corporation and affiliated companies                        62.6              (687.2)             223.0
  Taxes payable and deferred                                                       531.2               574.0              518.1
  Interest payable                                                                 227.8               282.7              166.4
  Other assets                                                                    (741.5)              225.3             (253.9)
  Other liabilities                                                              2,344.4              (307.6)             815.5
Other                                                                               15.9               371.0              349.0
                                                                           ----------------------------------------------------
  Net cash provided by operating activities                                     10,089.5            10,190.7            3,949.4
                                                                           ----------------------------------------------------

Cash Flows From Investing Activities
Finance receivables                 - acquisitions                            (214,665.7)         (185,794.7)        (155,213.9)
                                                 - liquidations                143,242.3           129,720.0          114,420.7
Notes receivable from General Motors Corporation                                (1,495.0)           (1,669.6)          (1,768.7)
Operating leases                      - acquisitions                           (15,174.6)          (16,750.1)         (17,128.3)
                                                 - liquidations                 10,589.8            10,065.3           10,388.8
Investments in available for sale securities:
                                                 - acquisitions                (22,677.9)          (20,707.6)         (20,526.1)
                                                 - maturities                   19,280.6            17,564.9           17,682.5
                                                 - proceeds from sales           3,541.4             2,927.0            3,636.3
Investments in held to maturity securities - acquisitions                          (42.0)             (166.7)              --
Mortgage servicing rights          - acquisitions                               (1,095.9)           (1,424.3)          (1,861.8)
                                                 - liquidations                     11.7                35.1               80.0
Proceeds from sales of receivables      - wholesale                             54,652.4            43,658.1           26,165.1
                                                             - retail            3,716.7             4,520.2            1,515.6
Net increase in short-term factored receivables                                     81.2               (32.0)              --
Due and deferred from receivable sales                                            (385.3)             (298.0)             609.6
Acquisitions of subsidiaries, net of cash acquired                              (2,076.6)           (2,402.0)            (173.4)
Other                                                                           (2,021.1)             (624.5)            (851.0)
                                                                           ----------------------------------------------------
  Net cash used in investing activities                                        (24,518.0)          (21,378.9)         (23,024.6)
                                                                           ----------------------------------------------------

Cash Flows From Financing Activities
Proceeds from issuance of long-term debt                                        22,414.4            26,471.1           21,097.8
Principal payments on long-term debt                                           (16,196.3)          (13,078.2)         (11,376.5)
Change in short-term debt, net                                                   7,588.5            (2,043.7)           9,510.4
Capital contributions from GM                                                    2,448.8                --                 --
Dividends paid                                                                  (1,377.4)              (75.0)            (300.0)
                                                                           ----------------------------------------------------
  Net cash provided by financing activities                                     14,878.0            11,274.2           18,931.7
                                                                           ----------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                        (6.0)                0.2                2.4
                                                                           ----------------------------------------------------

Net increase/(decrease) in cash and cash equivalents                               443.5                86.2             (141.1)
Cash and cash equivalents at the beginning of the year                             704.3               618.1              759.2
                                                                           ----------------------------------------------------
Cash and cash equivalents at the end of the year                              $  1,147.8           $   704.3        $     618.1
                                                                           ====================================================

Non-Cash Financing Activity
   Capital contribution of property from GM (Note 11)                         $    479.1           $    --          $      --

Supplementary Cash Flows Information
  Interest paid                                                               $  7,960.5           $ 6,122.1        $   5,528.6
  Income taxes paid                                                                469.5               207.3              113.5
Reference should be made to the Notes to Consolidated Financial Statements.


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (concluded)


Supplementary Cash Flows Information (concluded)

During  2000,  1999  and  1998,   assets  acquired,   liabilities   assumed  and
consideration paid for the acquisitions of businesses were as follows:

                                                2000               1999                 1998
                                               -----------      -------------       -----------
    Fair value of assets acquired              $  3,318.3        $   6,981.4         $   211.9
    Cash acquired                                    (8.2)             (44.8)             --
    Liabilities assumed                          (1,233.5)          (4,534.6)            (38.5)
                                               -----------      -------------       -----------
      Net cash paid for acquisitions           $  2,076.6        $   2,402.0         $   173.4
                                               ===========      =============       ===========



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

Certain prior period amounts have been reclassified to conform with the 2000 presentation.

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

The accounting policies of the operating segments are the same as those described in this summary of significant accounting policies, and also include those listed in Note 12 (Insurance Operations) and Note 13 (Mortgage Banking). Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

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

Investments in Operating Leases, Net
The Company has significant investments in the residual values of its leasing portfolios. The residual values represent an estimate of the values of the assets at the end of the lease contracts and are initially recorded based on appraisals and estimates. Realization of the residual values is dependent on the Company's future ability to market the vehicles under then prevailing market conditions. Management reviews residual values periodically to determine that recorded amounts are appropriate and the operating lease assets have not been impaired.

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

Non-retail finance receivables are reduced to the lower of historical cost or the estimated fair value of collateral when determined to be impaired. A loan is considered impaired when it is determined that the Company will be unable to collect all amounts due according to the original terms of the loan agreement. The Company's policy is to recognize interest income related to impaired loans on a cash basis.

Sales of Receivables
The Company sells retail and wholesale receivables through consolidated special purpose subsidiaries which absorb all losses related to sold receivables to the extent of their subordinated investments and certain segregated restricted cash reserves. Appropriate limited recourse loss allowances associated with sold receivables are transferred from the allowance for credit losses and are included in due and deferred from receivable sales, net. The Company continues to service these receivables for a fee, which is considered to be adequate compensation, and earns other related ongoing income. Normal servicing fees on sold receivables are recognized over the estimated remaining life of the sold receivables.

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

Depreciation
The Company and its subsidiaries provide for depreciation of vehicles and other equipment on operating leases or in company use generally on a straight-line basis over a period of time consistent with the term of the underlying operating lease agreement or the estimated useful life for property in company use. The provision for depreciation is adjusted for the difference between the net book value and the proceeds of sale or salvage on disposal of the assets. The Company evaluates its depreciation policy for leased vehicles on a regular basis.

Mortgages Held for Sale
The Company classifies mortgage loans in this category as having the intent and ability to sell to investors. These loans are periodically monitored to determine if they are unsaleable, so that any necessary loss reserves, as well as transfers to the held for investment category, are made.

Mortgages Held for Investment
Mortgage loans held for investment include construction loans and loans which were originated for sale but have been deemed unsaleable as a result of their delinquency status or lack of documentation necessary to satisfy sale requirements. If the loans become saleable, they are transferred back into the Held for Sale category. The remainder of loans in this category is home equity conversion mortgages and non-performing loans purchased at discount, which the Company has determined not to be saleable. Reserves are maintained on these loans in accordance with established policies.

Mortgages Lending Receivables
Mortgage lending receivables include primarily warehouse or construction loans. Warehouse lending involves the extension of collateralized lines of credit to mortgage originators to finance loans until a permanent investor purchases the loans. Warehouse lending also involves certain longer term lending to mortgage companies primarily collateralized by pledged servicing portfolios and interest-only and residual securities. Construction lending involves the extension of collateralized lines of credit to construction lending project managers and national and regional residential home builders.

Intangible Assets
Intangible assets, principally the excess of cost over the fair value of identifiable net assets of purchased businesses, are amortized using the straight-line method over periods ranging from 5 to 40 years. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value. The existence of impairment is evaluated based on undiscounted future cash flows. Intangible assets also include mortgage servicing rights which are described more fully in Note 13 (Mortgage Banking).

Software Costs
Other assets include certain software costs capitalized in accordance with AICPA Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The capitalized software is generally amortized on a straight-line basis over its useful life for a period not to exceed three years. Capitalized software that is not expected to provide substantive service potential or for which the costs of developing the software significantly exceed the amount originally expected is considered impaired and is written down to fair value.

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

Income Taxes
The Company and its domestic subsidiaries join with General Motors in filing a consolidated United States federal income tax return. The portion of the consolidated tax recorded by the Company and its subsidiaries included in the consolidated tax return generally is equivalent to the liability that would have been incurred on a separate return basis and are settled as GM's tax payments are due.

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

Interest Rate Instruments
The company utilizes various contracts to manage interest rate risk including: interest rate swaps that are contractual agreements between the Company and another party to exchange the net difference between a fixed and floating interest rate, or different floating interest rates, periodically over the life of the contract without the exchange of the underlying principal amount. The Company also uses written and purchased options (including interest rate caps and cancellation features). Interest rate cap agreements provide the holder protection against interest rate movements above the rate established in the contract. In exchange for assuming this risk, the writer receives a premium at the outset of the agreement.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (concluded)

Interest Rate Instruments (concluded)
The Company uses swaps to alter its fixed and floating interest rate exposures. As such, the majority of swaps are executed as an integral element of a specific financing transaction. In a limited number of cases, swaps, matched to specific portfolios of wholesale assets or debt, are executed to achieve specific interest rate management objectives. Any amounts due or payable, and amounts paid or received, are offset against the related interest income or expense. The Company accounts for interest rate swap agreements using settlement accounting as they alter the characteristics of assets or liabilities to which they are matched. The cash flows from interest rate swaps are accounted for as adjustments to interest income or expense depending on the underlying exposure. Gains and losses from terminated swaps are deferred and amortized over the remaining period of the original swap or the remaining term of the underlying exposure, whichever is shorter, as either a reduction or increase of interest expense. Open swap positions are reviewed regularly to ensure that they remain effective in managing interest rate risk.

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

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  FINANCE RECEIVABLES

The composition of finance receivables outstanding is summarized as follows:

                                              December 31,
                                        ---------------------------

                                            2000           1999
                                         ----------      ----------
                                          (in millions of dollars)
United States
  Retail                                 $ 40,474.9      $ 35,607.9
  Wholesale                                20,454.9        17,716.5
  Commercial                                3,970.8         2,382.7
  Leasing and lease financing                 632.9           627.3
  Other (1)                                11,712.8         8,841.4
                                         ----------      ----------
Total United States                        77,246.3        65,175.8
                                         ----------      ----------
Europe
  Retail                                    5,500.2         5,684.6
  Wholesale                                 3,552.2         3,904.9
  Commercial                                1,267.4           997.2
  Leasing and lease financing                 431.7           452.9
  Other                                       469.2           490.9
                                         ----------      ----------
Total Europe                               11,220.7        11,530.5
                                         ----------      ----------
Canada
  Retail                                    2,970.2         2,344.5
  Wholesale                                 2,438.1         2,086.8
  Commercial                                  307.1           169.5
  Leasing and lease financing                 660.2           771.6
  Other                                       218.5           170.9
                                         ----------      ----------
Total Canada                                6,594.1         5,543.3
                                         ----------      ----------
Other Countries
  Retail                                    2,393.6         2,398.9
  Wholesale                                 1,092.2         1,011.6
  Leasing and lease financing                 452.9           693.5
  Other                                       228.9           202.8
                                         ----------      ----------

Total Other Countries                       4,167.6         4,306.8
                                         ----------      ----------


Total finance receivables                  99,228.7        86,556.4
Deductions
  Unearned income                           4,872.1         4,153.1
  Allowance for credit losses               1,331.8         1,114.4
                                         ----------      ----------
Total deductions                            6,203.9         5,267.5
                                         ----------      ----------

Finance receivables, net                 $ 93,024.8      $ 81,288.9
                                         ==========      ==========


(1) Includes secured notes to a non-consolidated affiliated entity that leases vehicles totaling $7,504.4 million and $5,135.5 million at December 31, 2000 and 1999, respectively.

The aggregate amount of total finance receivables maturing in each of the five years following December 31, 2000, is as follows: 2001 - $53,111.8 million; 2002
- $18,138.8 million;  2003 - $14,859.5 million;  2004- $7,296.6 million;  2005 -
$3,819.1 million; 2006 and thereafter - $2,002.9 million.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  FINANCE RECEIVABLES (concluded)

The following table presents an analysis of the allowance for credit losses on finance receivables:

                                           2000          1999          1998
                                           ---------   ----------    ----------
                                                 (in millions of dollars)
Balance at beginning of the year           $ 1,114.4   $ 1,020.6     $   903.0

Provisions charged to income                   551.6       403.8         463.1

Charge-offs
 United States                                (404.6)     (318.9)       (359.7)
 Other countries                               (98.4)     (100.4)        (80.7)
                                           ----------  ----------    ----------
Total charge-offs                             (503.0)     (419.3)       (440.4)

Recoveries and other
 United States                                 178.8       152.8         111.3
 Other countries                                37.7         3.8          22.0
                                           ----------  ----------    ----------
Total recoveries and other                     216.5       156.6         133.3

Transfers to sold receivables allowance        (47.7)      (47.3)        (38.4)
                                           ----------  ----------    ----------

Balance at end of the year                 $ 1,331.8   $ 1,114.4     $ 1,020.6
                                           ==========  ==========    ==========


The following table presents a summary of the allowance for credit losses on non-retail automotive impaired loans:

                                       2000        1999         1998
                                     ------      --------      --------
                                          (in millions of dollars)
Balance at beginning of the year     $ 59.3      $ 70.7        $ 88.5
Additions/(subtractions)               21.9         0.3         (11.0)
Net charge-offs                       (23.7)      (11.7)         (6.8)
                                     ------      --------      --------
Balance at end of the year           $ 57.5      $ 59.3        $ 70.7
                                     ======      ========      ========

The total investments in these impaired loans were $202.2 million and $197.4 million at December 31, 2000 and 1999, respectively. The average recorded investments during 2000 and 1999 were $179.9 million and $167.2 million, respectively.

NOTE 3.  SALE OF FINANCE RECEIVABLES

The Company participates in various sales of receivables programs and has sold retail finance receivables through special purpose subsidiaries with principal aggregating $5.2 billion in 2000, $5.1 billion in 1999 and $1.6 billion in 1998. These subsidiaries generally retain a subordinated investment of no greater than 6.25% of the total receivables pool and sell the remaining portion. Net pre-tax gains relating to such sales amounted to $13.7 million in 2000, $64.2 million in 1999 and $31.0 million in 1998. The Company's sold retail finance receivable servicing portfolio amounted to $7.0 billion and $5.6 billion at December 31, 2000 and 1999, respectively.

The Company has sold wholesale receivables on a revolving basis resulting in decreases in wholesale outstandings of $10.0 billion and $8.4 billion at December 31, 2000 and 1999, respectively. The Company is committed to sell eligible wholesale receivables arising in certain dealer accounts. During the years 1998, 1999 and 2000, there were no gains recorded on the sales of wholesale receivables. In addition, the fair value of retained interests in wholesale securitizations is assumed to approximate cost due to the short term nature of wholesale receivables.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  SALE OF FINANCE RECEIVABLES (continued)

When the Company sells receivables in securitizations of retail and wholesale receivables, it retains interest-only strips, all or a portion of senior and subordinated tranches, servicing rights and cash reserve accounts, all of which are retained interests in the securitized receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer. The carrying amount is allocated between the assets sold and the retained interests.

The Company generally estimates fair value based on the present value of future expected cash flows. The key assumptions used in present value calculations are prepayment speeds and current market interest rates. These assumptions use management's best estimates commensurate with the risks involved. Any excess of the carrying amount of the retained interest over its fair value results in an adjustment to the asset with a corresponding offset to shareholders' equity. If management determines that the difference between the carrying value and fair value of the retained interest is unrecoverable, the asset is written down through earnings.

In the aforementioned securitizations, the Company retains servicing responsibilities and subordinated interests. The Company receives annual servicing fees approximating 2.0 percent (for retail receivables) and 1.0 percent (for wholesale receivables) of the outstanding balance. Additionally, the Company receives the rights to future cash flows arising after the investors in the securitization trust have received their contracted return. The investors and the securitization trusts have no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to investor's interests. Their value is subject to credit and prepayment risks on the transferred assets.

The Company's interest-only strip receivables, cash deposits and other related amounts are generally restricted assets and subject to limited recourse provisions. The following is a summary of amounts included in due and deferred from receivable sales, net.

                                                       December 31,
                                                 -----------------------
                                                   2000          1999
                                                 ---------      --------
                                                 (in millions of dollars)
Interest-only strip receivables                  $   224.9      $ 186.4
Other restricted amounts:
  Cash deposits held for trusts                      856.4        556.0
  Other restricted amounts                            78.0         48.4
  Allowance for estimated credit losses on                        (48.6)
  sold receivables                                   (62.1)
                                                 ---------      -------
Total due and deferred from receivable sales     $ 1,097.2      $ 742.2
                                                 =========      =======

Included in other liabilities are amounts payable to trustees of $513.2 million and $415.2 million at December 31, 2000 and 1999, respectively.

The following table presents a summary of the allowance for estimated credit losses on sold receivables:

                                                2000      1999        1998
                                               ------     ------    ------
                                                 (in millions of dollars)
Balance at beginning of the year               $ 48.6     $ 34.2    $ 39.7
Transfers from allowance for credit losses       47.7       47.3      38.4
Charge-offs                                     (34.2)     (32.9)    (43.9)
                                               ------     ------    ------
Balance at end of the year                     $ 62.1     $ 48.6    $ 34.2
                                               ======     ======    ======

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  SALE OF FINANCE RECEIVABLES (concluded)

The following table below summarizes certain cash flows received from and paid to securitization trusts:

                                                    Year ended December 31, 2000
                                                    ----------------------------
                                                      (in millions of dollars)
Servicing fees received                                         $   190.3
Other cash flows received on retained interests (2)               2,181.4
Purchases of delinquent or foreclosed assets                       (181.5)
Cash flows on pool buybacks                                        (348.2)
Servicing advances                                                  (74.9)
Repayments of servicing advances                                     66.0

(2) This amount represents total cash flows received from retained interests by the transferor other than servicing fees.

Key economic assumptions used in measuring the retained interests at the date of the securitization, for securitizations completed during the year, were as follows:

                                                                       2000
                                                            Retail Finance Receivables
                                         ------------------------------------------------------------------
Prepayment speed                                                1.2 -   1.7%
Weighted-average life (in years) (1)                            1.4 -   1.7
Residual cash flows discounted at                               9.5 - 12.0%
Variable returns to transferees          One month  LIBOR  plus  contractual  spread  ranging  from 7 to 9 basis points


(1) Weighted-average rates for securitizations entered into during the period for securitizations of loan with similar characteristics.

The following depicts the sensitivity of the current fair value of retained interests to adverse changes in the key economic assumptions used to measure fair value.

                                                     Retail Finance Receivables
                                                    ----------------------------
                                                          ($ in millions)
Carrying amount/fair value of retained interests              $1,196.2

Prepayment speed assumption (annual rate)                  1.2 - 1.7%
   Impact on fair value of 10% adverse change                 $ (2.6)
   Impact on fair value of 20% adverse change                 $ (5.5)

Residual cash flows discount rate (annual rate)            9.3 - 12.0%
   Impact on fair value of 10% adverse change                 $ (4.2)
   Impact on fair value of 20% adverse change                 $ (8.6)

Market rate assumption (annual rate)                       5.5 -  6.4%
   Impact on fair value of 10% adverse change                 $ (3.6)
   Impact on fair value of 20% adverse change                 $ (7.2)

Considerable judgment is required in interpreting market data to develop estimates of fair value, so the above estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. In addition, the above estimated amounts generated from the sensitivity analyses include forward-looking statements of market risk, which assume for analytical purposes that certain adverse market considerations may occur. Actual future market conditions may differ materially and accordingly, the forward-looking statements should not be considered projections by GMAC of future events or losses.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  INVESTMENT IN OPERATING LEASES

Investments in operating leases were as follows:

                                              December 31,
                                         ------------------------
                                             2000         1999
                                         -----------  -----------
                                         (in millions of dollars)
Vehicles and other equipment, at cost      $37,374.3    $38,217.5
  Less: accumulated depreciation             8,063.2      7,975.1
                                         -----------  -----------
Investment in operating leases, net        $29,311.1    $30,242.4
                                         ===========  ===========

The lease payments applicable to equipment on operating leases maturing in each of the five years following December 31, 2000, are as follows: 2001 - $6,507.9 million; 2002 - $4,231.0 million; 2003 - $1,537.0 million; 2004 - $154.3 million; and 2005 - $9.3 million.


NOTE 5.  INVESTMENTS IN SECURITIES

The Company's portfolio of securities includes bonds, equity securities, mortgage-related securities, notes, retained interests in securitizations and other investments. The book and fair values of mortgage-related securities held to maturity at December 31, 2000 were $218.1 million and $225.1 million, respectively, compared with $166.7 million and $168.7 million at December 31, 1999. Held to maturity securities, which are carried at historical cost, had unrealized gains at December 31, 2000 and 1999 of $7.0 million and $2.0 million, respectively. The fair value of mortgage-related trading securities at December 31, 2000 and 1999 was $3,298.6 million and $2,722.1 million, respectively. The realized losses on trading securities included in income were $145.8 million, $83.2 million and $313.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

The cost, fair value and unrealized gains and losses on available for sale securities were as follows:


                                                        December 31, 2000
                                         -------------------------------------------------
                                                       Fair        Unrealized  Unrealized
Type of Security                             Cost      Value        Gains       Losses
----------------                          ---------    --------   -----------  ----------
Bonds, notes and other securities:                   (in millions of dollars)
United States government and
 Governmental agencies and authorities    $   555.8   $  565.3    $    10.4    $   (0.9)
States, municipalities and political
  Subdivisions
 Subdivisions                               1,491.6    1,567.0         80.8        (5.4)
Mortgage-related securities                   386.7      383.7         14.2       (17.2)
Interests in trusts                           956.9      954.0         10.6       (13.5)
Corporate debt securities                   1,279.7    1,275.1         27.8       (32.4)
Other                                         173.3      166.5          8.0       (14.8)
                                          ---------  ----------   ---------    -----------
Total debt securities available for sale    4,844.0    4,911.6        151.8       (84.2)
Equity securities available for sale          766.4    1,056.7        394.7      (104.4)
                                          ---------   ---------   ---------    -----------
Total available for sale securities       $ 5,610.4  $ 5,968.3    $   546.5    $ (188.6)
                                          =========  ==========   =========    ===========

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  INVESTMENTS IN SECURITIES (concluded)

                                                             December 31, 1999
                                         -----------------------------------------------------
                                                       Fair         Unrealized     Unrealized
Type of Security                          Cost        Value            Gains         Losses
----------------                         ----------  -----------    ------------   -----------
Bonds, notes and other securities:                       (in millions of dollars)
United States government and
 Governmental agencies and authorities    $   488.1    $   475.6      $     0.4     $   (12.9)
States, municipalities and political
  Subdivisions
 Subdivisions                               1,534.5      1,540.5           47.0         (41.0)
Mortgage-related securities                   480.4        452.8           10.0         (37.6)
Interests in trusts                         1,030.4      1,032.3            2.0          (0.1)
Corporate debt securities                   1,102.1      1,081.5           26.2         (46.8)
Other                                         256.6        252.2           10.8         (15.2)
                                         ----------    ---------      ----------    ---------
Total debt securities available for sale    4,892.1      4,834.9           96.4        (153.6)
Equity securities available for sale          685.1      1,261.0          634.0         (58.1)
                                         ----------    ---------      ---------     ---------
Total available for sale securities       $ 5,577.2    $ 6,095.9      $   730.4     $  (211.7)
                                         ==========    =========      ========      =========


The distribution of maturities of available for sale debt securities outstanding is summarized as follows:

                                               December 31, 2000
                                          ----------------------------
                                                            Fair
                                             Cost           Value
                                          -------------   ------------
Maturity                                     (in millions of dollars)
--------
Due in one year or less                      $    779.8   $    780.6
Due after one year through five years           2,040.6      2,065.6
Due after five years through ten years            776.2        797.4
Due after ten years                               860.7        884.3
Mortgage-related securities                       386.7        383.7
                                             ----------   ----------
Total available for sale debt securities     $  4,844.0   $  4,911.6
                                             ==========   ==========


The following table summarizes proceeds, gains and losses realized from the sale of available for sale securities:

                             2000            1999           1998
                          ----------     ---------       -----------
Debt Securities:                  (in millions of dollars)
----------------
Sale proceeds             $ 3,010.8      $ 2,359.3        $ 3,272.9
Gross realized gains           71.5           78.6             70.0
Gross realized losses          78.2           83.0             17.7

Equity Securities:
Sale proceeds             $   530.6      $   567.7        $   363.4
Gross realized gains          243.8          212.9            148.4
Gross realized losses          69.5           42.9             31.0

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  OTHER ASSETS

Other assets consisted of:
                                                             December 31,
                                                       -------------------------
                                                        2000         1999
                                                       ----------    -----------
                                                        (in millions of dollars)
Property and equipment at cost                         $ 1,690.0        $ 811.9
Accumulated depreciation                                  (436.9)        (311.3)
                                                       ----------    -----------
Net property and equipment                               1,253.1          500.6
Non-performing assets (net of valuation reserves)          828.5          270.7
Ceded loss and loss adjustment expense reserve /
   Reinsurance receivable                                  680.4          784.2
Insurance premiums receivable                              339.3          350.2
Investment in used vehicles held for sale                  615.4          499.8
Deferred policy acquisition cost                           380.5          337.2
Intangible assets, net of accumulated amortization       3,188.4        2,897.8
Rental car buyback                                         825.7          712.0
Equity investments in real estate ventures                 790.8          628.7
Other mortgage-related assets                            1,864.4        1,290.9
Other assets                                             1,254.5        1,366.5
                                                       ----------    -----------
  Total other assets                                   $12,021.0       $9,638.6
                                                       ==========    ===========

NOTE 7.  LINES OF CREDIT WITH BANKS

The Company and its subsidiaries maintain substantial bank lines of credit which totaled $48.1 billion at December 31, 2000, compared to $46.2 billion at year-end 1999. The unused portion of these credit lines increased by $2.8 billion from December 31, 1999 to $38.4 billion at December 31, 2000. Included in the unused credit lines at December 31, 2000, is a $14.7 billion syndicated multi-currency global credit facility available for use in the U.S. by GMAC and in Europe by GMAC International Finance B.V. and GMAC (UK) plc. The entire $14.7 billion is available to GMAC in the U.S., $0.9 billion is available to GMAC (UK) plc and $0.8 billion is available to GMAC International Finance B.V. The syndicated credit facility serves primarily as back-up for the Company's unsecured commercial paper programs. Also included in the unused credit lines is a $12.3 billion U.S. asset-backed commercial paper liquidity and receivables facility for New Center Asset Trust ("NCAT"), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

In June 1999, GMAC modified its existing syndicated revolving credit facilities to combine the U.S. and certain European facilities into one syndicated multi-currency global facility. Modified terms consisted of five years on one-half of the facility, with a 364-day term (including a provision that allows GMAC to draw down a one year term loan on the termination date) on the remaining facility. The 364-day portion of the facility was renewed for another 364-day period in June 2000, including the provision that allows GMAC to draw down a one year term loan on the termination date. The remainder of the facility which had an original term of five years expires in June 2004. Additionally, there is a leverage covenant restricting the ratio of consolidated debt to total stockholder's equity to no greater than 11.0:1. This covenant is only applicable under certain conditions. Those conditions are not in effect now and were not in effect during the year ended December 31, 2000. At December 31, 2000 and 1999, GMAC's consolidated debt to total stockholder's equity was 9.5:1 and 10.9:1, respectively.

GMAC Mortgage Group had $4.6 billion of bank lines of credit at December 31, 2000, compared with $3.7 billion at December 31, 1999, which are utilized in the normal course of business. Of these lines, $1.3 billion and $0.7 billion were unused at December 31, 2000 and 1999, respectively.

Inclusive of the $1.7 billion of the syndicated multi-currency global credit facility, operations in Canada, Europe, Latin America and Asia-Pacific were supported by credit facilities totaling $18.1 billion at December 31, 2000 and $17.5 billion at December 31, 1999, of which $11.7 billion and $9.8 billion were unused at December 31, 2000 and 1999, respectively. As of December 31, 2000, the committed and uncommitted portion of such credit facilities totaled $5.6 billion and $12.5 billion, respectively. As of December 31, 1999, the committed and uncommitted portion of such credit facilities totaled $4.9 billion and $12.6 billion, respectively.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  DEBT

                                             Weighted Average
                                                                   ----------------------------
                                            Interest Rate (1)               December 31,
                                                                   ----------------------------
                                         As of December 31, 2000        2000             1999
                                         ------------------------- -----------  ---------------
                                                                     (in millions of dollars)
Short-Term Debt
  Commercial paper (2)                                             $ 43,633.5      $  33,224.0
  Demand notes                                                        4,663.9          4,301.3
  Master notes and other                                              2,223.6          4,503.9
  Bank loans and overdrafts (3)                                       6,613.3          9,010.0
                                                                   -----------  ---------------
Total principal amount                                               57,134.3         51,039.2
  Unamortized discount                                                 (220.7)          (200.7)
                                                                   -----------  ---------------
Total short-term debt (4)                  6.1%                      56,913.6         50,838.5
                                                                   -----------  ---------------


Long-Term Debt
Current portion of long-term debt          6.6%                      18,603.1         14,995.9

United States
  2001                                      --                            --          12,656.0
  2002                                     6.6%                      15,451.2         12,074.4
  2003                                     6.3%                      11,351.6          7,225.7
  2004                                     6.6%                       5,840.5          4,449.8
  2005                                     6.3%                       4,502.3            987.7
  2006 to 2050                             6.6%                      11,478.1          8,247.5
                                                                   -----------  ---------------
Total United States                                                  48,623.7         45,641.1

Other countries
  2001 - 2009                              5.6%                       9,815.4         10,310.5
                                                                   -----------  ---------------
Total United States and other countries                              77,042.2         70,947.5
  Unamortized discount                                                 (583.6)          (627.8)
                                                                   -----------  ---------------
Total long-term debt                                                 76,458.6         70,319.7
                                                                   -----------  ---------------

Total debt                                                         $133,372.2       $121,158.2
                                                                   ===========  ===============


(1) The 2000 weighted average interest rates include the effects of interest rate swap agreements.

(2) The weighted average maturities of commercial paper were 35 days at December 31, 2000 and 41 days at December 31, 1999.

(3) Bank loans and overdrafts include $2,805.0 million and $3,040.1 million in the United States and $4,928.1 million and $5,969.9 million in other countries for the years ended December 31, 2000 and 1999, respectively.

(4)  The 1999 weighted average interest rate for short-term debt was 5.5%.

After consideration of foreign currency swaps, the above maturities denominated in currencies other than the U.S. dollar primarily consist of the Canadian dollar ($11,365.6 million), euro ($5,693.5 million), United Kingdom pound sterling ($4,173.1 million) and Australian dollar ($1,451.0 million). The Company and its subsidiaries have entered into foreign currency swap agreements to hedge exposures related to debt payable in currencies other than the local currency of the issuing entity.

Debt issues totaling $5,175.2 million are redeemable, at par or slightly above, at the Company's option. The debt issues are redeemable anytime prior to their maturity dates with the latest maturity date in November 2049.

The Company has issued warrants to subscribe for up to $300 million aggregate principal amount of 6.5% notes due October 15, 2009. The warrants entitle the holder to purchase from GMAC the aggregate principal amount at par plus any accrued interest. The warrants are exercisable up to and including October 15, 2007.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  DEBT (concluded)

The Company's debt includes $525.0 million in notes with fixed rates and $290.0 million in notes with variable rates which provide investors with the option to cause GMAC to repurchase them at specific dates prior to their maturity. Generally, the probability of exercising such option would increase in the event that one or more of the Company's security ratings is reduced or an increase in market interest rates occurs and the notes are subject to fixed interest rates. For purposes of the above maturities, it is assumed that no repurchase will occur.

In addition, the Company's debt includes $5,074.4 million in notes with fixed rates that contain a survivor's option, which provides the survivor with the option to cause GMAC to repurchase them at par prior to maturity. The latest maturity date of these notes is December 2015.

To achieve its desired balance between fixed and variable rate debt, the Company has entered into interest rate swap and interest rate cap agreements. The breakdown between the fixed and variable interest rate amounts (excluding discount) based on contractual terms (predominately based on London Interbank Offering Rate ("LIBOR")) and after the effect of interest rate derivatives is as follows:

                                                        December 31,
                                                --------------------------
                                                  2000            1999
                                                ----------      ----------
Debt balances based on contractual terms:         (in millions of dollars)
------------------------------------------
Fixed amount                                   $97,189.6        $87,946.3
Variable amount                                 36,986.9         34,040.4

Debt balances after effect of derivatives:
Fixed amount                                   $85,254.6        $77,963.3
Variable amount                                 48,921.8         44,023.4


NOTE 9.  UNITED STATES, FOREIGN AND OTHER INCOME TAXES

Income from continuing operations before income taxes included the following:

                             Years Ended December 31,
                     --------------------------------------
                       2000          1999          1998
                     ----------   -----------   -----------
                             (in millions of dollars)
U.S. income          $ 1,957.2     $ 1,907.0     $ 1,394.7
Foreign income           599.2         580.5         542.3
                     ---------     ---------     ---------
Total                $ 2,556.4     $ 2,487.5     $ 1,937.0
                     =========     =========     =========

Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on remittance of the Company's share of its subsidiaries' undistributed earnings not deemed to be indefinitely reinvested. Taxes have not been provided on foreign subsidiaries' earnings, which are deemed indefinitely reinvested of approximately $1,124.5 million at December 31, 2000 and $1,121.8 million at December 31, 1999. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  UNITED STATES, FOREIGN AND OTHER INCOME TAXES (concluded)

The temporary differences, which comprise the Company's deferred tax assets and liabilities, were as follows:

                                             December 31, 2000          December 31, 1999
                                          -------------------------  -------------------------
                                          Asset       Liability         Asset       Liability
                                          ----------  -------------   ----------   -----------
                                                       (in millions of dollars)
Lease transactions                        $     --        $ 3,656.1   $     --      $ 3,590.7
Provisions for credit losses                   571.6           --         449.0          --
Debt transactions                               --            354.0        --           337.8
Unrealized gains on securities                  --            138.5        --           199.4
State and local taxes                           --            268.1        --           251.8
Amortization - mortgage servicing rights        --            330.1        --           244.6
Foreign tax credits                            116.4           --         139.0          --
Insurance loss reserve discount                124.9           --         128.3          --
Unearned insurance premiums                    156.2           --         155.7          --
Other postretirement benefits                  257.8           --         249.8          --
Accumulated translation adjustment             184.6           --         126.5          --
Foreign net operating losses                    48.1           --         120.2          --
Other                                          131.2          418.3       140.6         381.5
                                          ----------  -------------   ----------   -----------
Total deferred income taxes               $  1,590.8      $ 5,165.1   $ 1,509.1     $ 5,005.8
                                          ==========  =============   ==========   ===========

The significant components of income tax expense were as follows:

                                                                                For the Years Ended December 31,
                                                                           -----------------------------------------
                                                                             2000           1999             1998
                                                                           -------        -------          -------
Income taxes estimated to be currently (in millions of dollars) Payable:
  United States federal                                                    $ 459.9        $ 103.4          $ 216.5
  Foreign                                                                    223.0          131.2            141.2
  United States state and local                                               69.1           24.0            (12.0)
                                                                           -------        -------          -------
Total income taxes currently payable                                         752.0          258.6            345.7
                                                                           -------        -------          -------

Deferred income taxes:
  United States federal                                                      174.7          522.7            136.0
  Foreign                                                                    (26.2)         106.5             56.9
  United States state and local                                               53.8           72.4             73.1
                                                                           -------        -------          -------
Total deferred income taxes                                                  202.3          701.6            266.0
                                                                           -------        -------          -------

Income tax expense                                                         $ 954.3        $ 960.2          $ 611.7
                                                                           =======        =======          =======

Income tax provisions recorded by the Company differ from the computed amounts developed by applying the statutory United States federal income tax rate to income before income taxes. The following schedule reconciles the U.S. statutory income tax rate to the actual income tax rate recorded by the Company:

                                                For the Years Ended December 31,
                                                --------------------------------
                                                   2000       1999       1998
                                                  ------     ------     ------
United States federal statutory income tax rate    35.0%     35.0%      35.0%
Effect of:
  State and local income taxes                      3.4       2.6        1.9
  Tax exempt interest and dividends received                 (1.1)
   which are not fully taxable                     (1.1)                (1.4)
   which are not fully taxable                     (1.1)     (1.1)      (1.4)
  Adjustment to U.S. taxes on foreign income       (0.5)     (0.7)      (5.4)
  Foreign income tax rate differential             (0.4)      1.6        0.5
  Other                                             0.9       1.2        1.0
                                                  ------     -------    ------
Effective tax rate                                 37.3%     38.6%      31.6%
                                                  ======     =======    ======

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The total pension and other postretirement benefits expense of the Company amounted to $80.4 million, $96.5 million and $65.1 million in 2000, 1999 and 1998, respectively.

NOTE 11.  TRANSACTIONS WITH AFFILIATES

The Company is wholly-owned by GM and as such, may receive support from GM to maintain competitive leverage levels and its fixed charges coverage ratio. GMAC received capital contributions from GM totaling $2,927.9 million in 2000. Contributions consisted of cash payments totaling $2,448.8 million and a transfer of properties located in Michigan totaling $479.1 million. As part of the property transfer, the Company and GM entered into a sixteen-year lease arrangement, under which the Company will fund and capitalize improvements to these properties totaling $1.2 billion over the next four years, of this total, $190.4 million was advanced by GMAC in 2000. Revenues received on this arrangement in 2000 were included in other income and totaled $22.6 million. No capital contributions were received during 1999 or 1998.

Retail installment and lease contracts acquired by GMAC-NAO that included interest rate subvention from GM, payable directly or indirectly to GM dealers, were 86.0%, 81.6% and 80.0% of total new retail installment and lease contracts acquired during 2000, 1999 and 1998, respectively. GMAC-IO rate subvented programs represented 59.2%, 56.6% and 49.5% of total new retail installment and lease contracts acquired during 2000, 1999 and 1998, respectively.

Agreements with GM provide for payment to the Company for residual value support on certain retail leasing transactions. Amounts included in income for these transactions totaled $739.4 million, $450.3 million and $643.0 million in 2000, 1999 and 1998, respectively. In addition, GM participates with GMAC in residual risk sharing. Payments to the Company for GM's portion are reflected in income and totaled $207.3 million, $68.5 million and $14.1 million in 2000, 1999 and 1998, respectively.

On occasion, the Company may also extend loans to GM, its subsidiaries and affiliates. Outstanding loans to GM and affiliates totaled $5,434.0 million and $4,025.0 million at December 31, 2000 and December 31, 1999, respectively. Total interest income from these loans is included in other income and amounted to $332.1 million, $225.8 million and $126.3 million in 2000, 1999 and 1998, respectively.

GMAC of Canada, Limited administers operating lease receivables on behalf of GM of Canada Limited ("GMCL") and receives a servicing fee. Included in income were service fees from GMCL totaling $61.9 million, $39.3 million and $9.8 million in 2000, 1999 and 1998, respectively.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  TRANSACTIONS WITH AFFILIATES (concluded)

The Company purchases certain vehicles which GM acquired from its fleet and rental customers. The cost of these vehicles held for resale, which is included in other assets, was $825.7 million at December 31, 2000, compared with $712.0 million at December 31, 1999. Included in other income were service fees received from GM on these vehicles amounting to $45.1 million, $35.4 million and $32.2 million in 2000, 1999 and 1998, respectively.

An agreement with GM provides for the reimbursement of certain selling expenses incurred by GMAC on off-lease vehicles sold by GM at auction. Included as a reduction of other operating expenses were reimbursements totaling $53.1 million, $50.6 million and $48.5 million in 2000, 1999 and 1998, respectively.

The net amounts due GM and its affiliated companies at the balance sheet dates relate principally to current wholesale financing of sales of GM products. The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made prior to the expiration of transit, interest is received from GM. Interest received on this arrangement is included in other income and totaled $154.3 million, $105.2 million and $91.6 million in 2000, 1999 and 1998, respectively.

The Company receives technical and administrative advice and services from GM and also occupies office space furnished by GM. Costs of such services, which are included in other operating expenses, amounted to $47.3 million, $40.0 million and $36.3 million in 2000, 1999 and 1998, respectively.

In December  2000,  GM  announced  the  phase-out  of the  Oldsmobile  Marketing
Division. As part of this phase-out GM has agreed to indemnify GMAC for incremental losses, if any, sustained by GMAC for the decrease in residual values as a result of discontinuance of the Oldsmobile line for which GMAC has assets with residual risk.

Insurance premiums earned by GMACI on certain coverages provided to GM and its subsidiaries totaled $485.1 million, $455.1 million and $432.5 million in 2000, 1999 and 1998, respectively.

NOTE 12.  INSURANCE OPERATIONS

GMAC Insurance Holdings, Inc. and its subsidiaries (collectively "GMACI") perform a wide array of insurance underwriting including personal, mechanical and commercial coverages. GMACI conducts insurance and reinsurance operations primarily in the United States, Canada and Europe. GMACI insures selected personal, commercial and extended warranty coverages for individuals, auto dealerships, GMAC and GM. In the U.S., property and casualty risks are assumed from other insurers. Outside the U.S., property, casualty and mechanical risks are assumed from local insurance companies. GMACI cedes a portion of its insurance business and retrocedes a portion of its reinsurance business to outside reinsurers to protect the Company against certain types of loss activity. Premiums are earned on a basis related to coverage provided over the terms of the policies or reinsurance assumed contracts. Commissions, premium taxes and other costs that vary with, and are directly related to acquiring new business, are deferred and amortized over the terms of the related policies on the same basis as premiums are earned or over the average life of related policies, including renewals. The liability for losses and loss expenses includes amounts relating to reinsurance agreements and represents the accumulation of estimates for reported losses and a provision for losses incurred but not reported. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred. Insurance liabilities are necessarily based on estimates and the ultimate liability may vary from such estimates. The estimates are regularly reviewed and adjustments are included in income.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  INSURANCE OPERATIONS (concluded)

Unpaid Insurance Losses and Loss Adjustment Expenses
Activity in the reserves for losses and loss adjustment expenses ("LAE") is summarized as follows:



                                            For the Years Ended December 31,
                                      ------------------------------------------
                                            2000           1999         1998
                                      -----------    -----------    -----------
                                              (in millions of dollars)
Balance at beginning of the year       $ 1,861.9     $  2,062.7     $  2,125.3
 Less: reinsurance recoverables            552.7          582.5          552.1
                                      -----------    -----------    -----------
Net balance at beginning of the year     1,309.2        1,480.2        1,573.2

Incurred related to:
  Current year                           1,549.0        1,442.1        1,487.2
  Prior years                              (55.9)         (52.2)         (17.8)
                                      -----------    -----------    -----------
Total incurred                           1,493.1        1,389.9        1,469.4

Paid related to:
 Current year                           (1,036.4)        (961.0)        (950.2)
 Prior years                              (513.3)        (599.9)        (612.2)
                                      -----------    -----------    -----------
Total paid                              (1,549.7)      (1,560.9)      (1,562.4)

Net balance at end of the year           1,252.6        1,309.2        1,480.2
 Add: reinsurance recoverables             466.1          552.7          582.5
                                      -----------    -----------    -----------
Balance at end of the year             $ 1,718.7     $  1,861.9     $  2,062.7
                                      ===========    ===========    ===========

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

Loan Originations and Servicing Acquisitions
The following summarizes GMACMG's originations and purchases of mortgage loans and the principal balances of acquisitions of mortgage servicing rights:

                                For the Years Ended December 31,
                                --------------------------------
                                     2000            1999
                                   ---------      ----------
                                    (in millions of dollars)
Loans originated/brokered:
 Residential                       $22,183.9       $21,532.6
 Commercial                         15,456.8         9,443.5

Loan purchases                     $17,492.4       $22,763.4

Bulk servicing acquisitions:
 Residential                       $24,277.2       $22,220.1
 Commercial                          6,553.2        15,673.0

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

Allowance for Losses
As part of its conduit mortgage banking activities, GMACMG retains subordinated and stripped mortgage-backed securities which are classified as trading securities and held at estimated fair value. On certain transactions, GMACMG will retain full or limited recourse for credit or other losses incurred by the purchaser of the loans sold. GMACMG establishes allowances for estimated future losses related to the outstanding recourse obligations, which management considers adequate. In addition, GMACMG provides appropriate loss allowances on mortgage lending receivables and other loans held as investments.

Servicing Portfolio
The following is a summary of GMACMG's servicing portfolios:

                                             December 31,
                                 ---------------------------------
                                    2000                 1999
                                 -------------       -------------
Servicing portfolio                   (in millions of dollars)
 Residential                       $174,390.6          $151,557.4
 Commercial (1)                      90,469.9            78,158.0
 Master servicing                    77,182.1            68,193.0
 GMACMG intracompany servicing       (2,156.0)           (2,467.7)
                                 -------------       -------------
Total                              $339,886.6          $295,440.7
                                 =============       =============
Number of serviced loans            2,796,429           2,313,340
                                 =============       =============

(1) Includes $3,661.0 million and $3,228.0 million of term loans serviced on behalf of GMAC at December 31, 2000 and 1999, respectively.

Allowance for Loan Losses and Valuation Reserves
The following table presents an analysis of the allowance for mortgage loan losses and valuation reserves:

                                     2000          1999            1998
                                  ----------   ----------      ---------
                                          (in millions of dollars)
Balance at beginning of year       $178.1        $138.5          $202.0
Provisions charged to income         61.3          85.4            51.9
Net charge-offs and reductions      (73.6)        (45.8)         (115.4)
                                  ----------   ----------      ---------
Balance at end of the year         $165.8        $178.1          $138.5
                                  ==========   ==========      =========


The allowance for loan losses and valuation reserves includes GMACMG's accrual for losses on loans sold with recourse totaling $28.2 million, $29.7 million and $42.5 million as of December 31, 2000, 1999 and 1998, respectively.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  MORTGAGE BANKING (continued)

Loans Sold with Recourse
Information regarding GMACMG's loans sold with recourse is as follows:

                                            December 31,
                                   -------------------------------
                                      2000               1999
                                   -----------        -----------
                                         (in millions of dollars)

Loans sold with recourse           $  13,979.2        $  11,011.1
                                   ===========        ===========
Maximum exposure on loans sold:
 Full recourse                     $     145.6        $     181.2
 Limited recourse                        817.6              638.3
                                   -----------        -----------
Total                              $     963.2        $     819.5
                                   ===========        ===========

The maximum recourse exposure shown above is net of amounts reinsured with third parties which totaled $80.4 million and $98.5 million at December 31, 2000 and 1999, respectively.

Mortgage Derivative Financial Instruments
GMACMG uses various off-balance sheet financial instruments in the normal course of business to manage inherent risk. The derivative financial instruments are held for purposes other than trading and consist primarily of interest rate floors and caps, written and purchased option contracts, futures contracts and individually tailored swap products.

GMACMG utilizes options and futures contracts on U.S. Treasury instruments and mortgage-backed securities, interest rate swaps and total rate of return swaps to hedge interest rate and price risk associated with its mortgage loans held for sale. At December 31, 2000 and 1999, the notional amount of such instruments totaled $1,095.7 million and $6,254.5 million, respectively. Realized and unrealized gains and losses associated with these instruments are considered in the lower of cost or market valuation of the mortgage loans.

GMACMG uses options and futures contracts on U.S. Treasury instruments and euros, and interest rate swap, cap and floor agreements to hedge price and interest rate risk associated with its mortgage-related securities. At December 31, 2000 and 1999, the notional amount of such instruments totaled $9,353.9 million and $7,535.0 million, respectively. Realized and unrealized gains and losses associated with these instruments are recognized in the current period on a mark-to-market basis.

GMACMG enters into interest rate swap contracts in an effort to stabilize short-term borrowing costs and maintain a minimum return on certain loans held for investment. At December 31, 2000 and 1999, the notional amount of these instruments totaled $1,230.9 million and $314.7 million, respectively. The contracts involve the delivery of fixed payments to a counterparty in return for variable payments based upon a published index. The contracts' values fluctuate inversely to the values of the related loan portfolio. The contracts have maturities ranging from two to five years. Amounts paid or received under such contracts are recorded as an adjustment to interest expense.

GMACMG uses interest rate caps and floors, futures, options on futures contracts, swaps, swaptions and forwards to manage potential prepayment activity associated with mortgage servicing rights. At December 31, 2000 and 1999, the notional amount of such instruments totaled $31,074.3 million and $17,161.1 million, respectively. The maturities of these instruments range between four months and five years. These instruments are carried at fair value, with adjustments recorded to the basis of mortgage servicing rights.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  MORTGAGE BANKING (continued)

Mortgage Commitments
GMACMG enters into various commitments to purchase or originate mortgage loans in the normal course of business. Commitments to purchase or originate mortgage loans totaled $5,048.2 million and $4,821.3 million at December 31, 2000 and 1999, respectively. These commitment obligations are considered in conjunction with the lower of cost or market valuation of mortgage inventory held for sale.

Commitments to sell mortgage loans totaled $1,644.4 million and $1,096.2 million at December 31, 2000 and 1999, respectively. Commitments to sell securities totaled $507.6 million and $537.9 million at December 31, 2000 and 1999, respectively. These commitment obligations are considered in conjunction with the lower of cost or market valuation of mortgage loans held for sale.

Warehouse lending involves the extension of short-term secured lines of credit to mortgage originators to finance mortgage loans until such loans are purchased by a permanent investor. Advances under the lines of credit are fully collateralized by the underlying mortgages and bear interest at a rate that is tied to a short-term index. At December 31, 2000 and 1999, unused warehouse lending commitments totaled $3,383.6 million and $3,589.0 million, respectively. GMACMG enters into foreign currency contracts to hedge foreign exchange risks associated with overseas lending. At December 31, 2000 and 1999, the notional amounts of such instruments totaled $134.6 million and $437.1 million, respectively. Construction lending involves the extension of long-term secured lines of credit to construction project managers. At December 31, 2000 and 1999, unused construction lending commitments totaled $3,538.1 million and $1,206.6 million, respectively. In addition, GMACMG also has outstanding commitments to lend on available credit lines, primarily home equity lines of credit. At December 31, 2000 and 1999, unused lending commitments on these lines totaled $722.7 million and $1,112.4 million, respectively.

Mortgage Securitization
GMACMG sells mortgage loans through public and private securitizations as well as through whole loan sales. Gains or losses on such sales are recognized at the time of settlement and when control over the loans has been surrendered. Such gains are based upon the difference between the sales proceeds and the allocated basis of the loans sold, adjusted for any deferred hedge gains and losses, deferred loan fees and costs, mortgage servicing rights, other retained interests, and the cost of issuing securities.

When GMACMG securitizes and sells mortgage loans, the resulting gain or loss on sale is determined by allocating the carrying amount of the loans between the mortgage securities sold and the interests retained based on their relative fair value at the date of sale. Fair values are based on quoted market prices if available. Otherwise, the fair value of the retained interests is estimated based on the present value of expected future cash flows. Expected future cash flows are derived from management's best estimate of assumptions regarding prepayment speeds, credit losses, discount rates commensurate with the risks involved and, if applicable, interest rates on variable and adjustable contracts.

Prepayment speed estimates are determined utilizing data obtained from market participants, where available, or based on historical prepayment rates on similar assets. Credit loss assumptions are based upon historical experience and the characteristics of individual loans underlying the securities. Discount rate assumptions are determined using data obtained from market participants, where available, or based on current relevant treasury rates plus a risk adjusted spread based on analysis of historical spreads on similar types of securities. Estimates of interest rates on variable and adjustable contracts are based on spreads over the applicable benchmark interest rate.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  MORTGAGE BANKING (continued)

Mortgage Securitization (continued)
During 2000, GMACMG sold residential mortgage loans, including home equity loans, high loan-to-value loans, residential first and second mortgage loans and other loans, and commercial mortgage loans in securitization transactions. In the majority of those securitizations, GMACMG retained servicing responsibilities and, in some cases, subordinated interests. As of December 31, 2000, the weighted average servicing fee for GMACMG for primary servicing activities was 37 basis points on residential mortgages and 10 basis points on commercial mortgages of the outstanding principal balance serviced. Master servicing fees were 8 basis points of the unpaid principal balance serviced at December 31, 2000. The investors and the securitization trusts have no recourse to GMACMG's other assets for failure of debtors to pay when due. GMACMG's retained interests are subordinate to the investors' interest. Their fair value is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

In 2000, 1999 and 1998, GMACMG recognized pre-tax gains of $682.4 million, $526.7 million and $289.8 million, respectively, on the securitization of residential mortgages and $40.4 million, $76.1 million and $30.6 million, respectively, on the securitization of commercial mortgages.

Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the year ended December 31, 2000, were as follows:



                                Residential          Commercial
                                --------------       -----------

Prepayment speeds (CPR)*         10.5 to 38.0%        0.0 to 68.0%
Weighted average life (years)     1.7 to  6.3         2.6 to 10.4
Expected credit losses            0.0 to 21.7%        0.0 to  2.0%
Discount rate                     6.5 to 14.0%       12.7 to 34.0%

* Constant prepayment rate


The   following   summarizes   certain  cash  flows   received  from  (paid  to)
securitization trusts during 2000:



                                                     Residential      Commercial
                                                     -----------      ----------
                                                       (in millions of dollars)
Proceeds from new securitizations                    $ 24,958.8       $ 2,476.3
Servicing fees received                                   212.0            13.0
Other cash flows received                                 482.5            46.4
Purchases of delinquent / foreclosed assets              (282.4)          - -
Servicing advances                                       (616.5)          (81.5)
Repayments of servicing advances                          585.7            74.0

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  MORTGAGE BANKING (continued)

Mortgage Securitization (continued)
At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows ($ in millions):



                                                         Residential      Commercial
                                                       ---------------   -------------

Carrying amount / fair value of retained
interest securities                                    $ 2,367.6           $ 291.9

Prepayment speeds (CPR) *                              12.7 to 38.9%       0.0 to 68.0%
Impact on fair value of 10% adverse change             $  (160.1)          $ (1.1)
Impact on fair value of 20% adverse change             $  (313.2)          $ (1.4)

Weighted average life (years)                          1.7 to 6.2          1.5 to 20.9

Expected credit losses                                 0.0 to 21.7%        0.0 to 3.0%
Impact on fair value of 10% adverse change             $   (96.5)          $ (1.9)
Impact on fair value of 20% adverse change             $  (190.9)          $ (3.5)

Discount rate                                          6.5 to 13.9%        9.9 to 34.0%
Impact on fair value of 10% adverse change             $   (88.6)          $ (22.7)
Impact on fair value of 20% adverse change             $  (167.9)          $ (37.0)

Interest rates on variable and adjustable contracts     Forward benchmark interest rate yield curve plus contractual spread
Impact on fair value of 10% adverse change             $   (27.3)          $  -
Impact on fair value of 20% adverse change             $   (54.6)          $  -

* Constant prepayment rate

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities. Further, these sensitivities show only the change in the asset balances and do not show any expected changes in the fair value instruments used to manage the interest rate and prepayment risks associated with these assets, as discussed under Mortgage Derivative Financial Instruments above.

At December 31, 2000, the weighted average actual and expected credit losses for loans securitized by GMACMG was between 3.60% and 5.61% for residential mortgages and 0.80% for commercial mortgages.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  MORTGAGE BANKING (continued)

Mortgage Securitization (concluded)
The following table presents quantitative information about delinquencies, net credit losses, and components of securitized financial assets and other assets managed together :

                                              December 31, 2000
                                             Total                           Year Ended
                                           Principal     Loans 60 Day       December 31,
                                           Amount of     or more Past      2000 Net Credit
Type of Loan                                 Loans              Due            Losses
-----------------------------------       -----------   ------------      ----------------
                                                  (in millions of dollars)
Commercial                                 $ 14,000.4       $   166.2      $        -
Residential                                  72,845.1         2,811.2             142.9
                                           ----------       ---------      ---------------
Total loans owned or securitized (a)         86,845.5         2,977.4             142.9

Less:
Loans securitized                            79,142.7
Loans held for sale / securitization          5,766.4
                                           ----------
Loans held in portfolio                    $  1,936.4

(a) Owned and securitized loans represent loans on the balance sheet or that have been securitized, excluding securitized loans that GMACMG continues to service but has no other continuing involvement.

Mortgage Servicing Rights
The right to service loans is contracted under primary or master servicing agreements. Under primary servicing agreements, GMACMG collects monthly principal, interest and escrow payments from individual mortgagors and performs certain accounting and reporting functions on behalf of the mortgage investors. As master servicer, GMACMG collects monthly payments from various sub-servicers and performs certain accounting and reporting functions on behalf of the mortgage investors. For such servicing activities, GMACMG earns a servicing fee, which is considered to be adequate compensation. With the exception of serviced mortgages owned by GMACMG, the servicing portfolio principal amount is not reflected in the Company's financial statements. Mortgage servicing rights, net of valuation allowances, totaled $3,984.5 million and $3,421.8 million at December 31, 2000 and 1999, respectively. The fair value of the mortgage servicing rights at December 31, 2000 and 1999 was $4,082.8 million and $3,532.4 million, respectively.

GMACMG has stratified its mortgage servicing rights by predominant risk characteristics, primarily loan type and interest rate interval, for purposes of recording amortization expense and measuring impairment. Amortization expense is recorded for each stratum in proportion to and over the period of the projected net servicing income. Impairment is evaluated for each stratum by comparing fair value as estimated using projected discounted cash flows with current market assumptions to the net book value of the related stratum, adjusted for deferred hedge results. Impairment is recorded through a valuation allowance and charged to amortization expense in the period it is determined. At December 31, 2000 and 1999, the valuation allowance totaled $93.7 million and $69.4 million, respectively.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  MORTGAGE BANKING (concluded)

Mortgage Servicing Rights (concluded)
At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of mortgage servicing rights to immediate 10 and 20 percent adverse changes in those assumptions are as follows ($ in millions):

Carrying amount of mortgage servicing rights            $  3,984.5

Prepayment speeds (constant prepayment rate)                13.57%
Impact on fair value of 10% adverse change              $  (135.4)
Impact on fair value of 20% adverse change              $  (261.6)

Discount Rate                                               10.63%
Impact on fair value of 10% adverse change              $  (113.0)
Impact on fair value of 20% adverse change              $  (218.2)


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

Fair value information presented herein is based on information available at December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to December 31, 2000 and 1999 may differ significantly from these amounts.

The estimated fair value of financial instruments held by the Company, for which it is practicable to estimate that value, were as follows:

Balance sheet financial instruments
:

                                            December 31, 2000                       December 31, 1999
                                     ------------------------------------      --------------------------------
                                         Book            Estimated                Book            Estimated
                                         Value           Fair Value               Value           Fair Value
                                     ------------------  ----------------      -------------   ----------------
Assets                                                      (in millions of dollars)
------
Cash and cash equivalents                 $    1,147.8       $    1,147.8       $       704.3     $       704.3
Investments in securities                      9,485.0            9,492.1             8,984.7           8,986.7
Finance receivables, net                      93,024.8           92,952.7            81,288.9          80,936.1
Factored receivables                           2,291.1            2,291.1               764.9             764.9
Notes receivable from GM                       5,434.0            5,414.7             4,025.0           3,948.9
Real estate mortgages
  -held for sale                               5,758.5            5,811.8             5,678.4           5,702.7
  -held for investment                         1,895.1            1,893.6             1,497.4           1,498.4
  -lending receivables                         2,960.0            2,960.0             1,800.6           1,800.6
Due and deferred from receivable
  Sales, net                                   1,097.2            1,097.2               742.2             742.2

Liabilities
Debt                                        $133,372.2         $132,979.9          $121,158.2        $119,756.0



                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Off-balance sheet financial instruments:

                                                   December 31, 2000                           December 31, 1999
                                        ----------------------------------------     ---------------------------------------
                                           Contract/        (3)                      Contract/       (3)
                                           Notional         Gain        Loss         Notional       Gain           Loss
                                          Amount(3)       Position     Position      Amount(3)     Position      Position
                                          ----------      --------     --------      ---------     --------      --------
                                                                   (in millions of dollars)
Commitments to originate/purchase
  Mortgages/securities                    $ 5,048.2      $ 45.5         $  --       $ 4,821.3     $  5.5       $  (29.0)
Commitments to sell                                                                   1,634.1
  Mortgages/securities                      2,152.0        12.6           (13.6)                     6.9           (3.6)
Unused mortgage lending                                                               5,907.9
  Commitments                               7,644.4        --               --                      --             --
Unused revolving credit lines               2,986.8        --               --        2,193.6       --             --
Interest rate instruments (1)              85,094.5       971.1           (693.7)    63,243.2      165.2         (692.9)
Foreign currency instruments (2)           15,322.8       383.9         (1,250.5)    13,266.7      385.1         (861.7)
Mortgage-related futures                    2,347.2        20.2             (7.4)     1,060.4        9.8           --

 (1) The 2000 and 1999 notional balances include $51,617.9 million and $38,892.5 million, respectively, in financial instruments that are recorded at fair value on the balance sheet. The net fair value recorded on the balance sheet for these financial instruments totaled $310.5 million and $22.7 million at December 31, 2000 and 1999, respectively. The loss position includes deferred losses of $5.1 million for December 31, 2000 and deferred gains of $44.8 million for December 31, 1999, respectively. The gain/loss positions presented exclude accrued interest.

(2) Includes $4,719.5 million and $5,212.9 million in combined interest rate and currency swaps with unrealized losses of $612.9 million and $367.8 million at December 31, 2000 and 1999, respectively. The unrealized gain or loss in the fair value of the foreign currency instruments in 2000 and 1999 was offset by the unrealized loss or gain in the fair value of the related underlying debt instruments. The gain/loss positions presented exclude accrued interest.

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

Debt
The fair value of debt is determined by using quoted market prices for the same or similar issues, if available, or based on the current rates offered to the Company for debt with similar remaining maturities. Commercial paper, master notes and demand notes have an original term of less than 270 days and, therefore, the carrying amount of these liabilities is considered to approximate fair value.

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

Interest rate instruments
The notional balances of interest rate instruments include interest rate swaps of $47.9 billion and $36.3 billion; options of $17.9 billion and $8.7 billion; caps and floors of $16.5 billion and $18.0 billion; and mortgage servicing rights hedges of $2.8 billion and $0.3 billion, at December 31, 2000 and 1999, respectively.

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

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS (concluded)

Credit Risk
These aforementioned instruments contain an element of risk in the event the counterparties are unable to meet the terms of the agreements. However, the Company minimizes the risk exposure by limiting the counterparties to those major banks and financial institutions who meet established credit guidelines. Management also reduces its credit risk for unused lines of credit it extends by applying the same credit policies in making commitments as it does for extending loans. Management does not expect any counterparty to default on its obligations and, therefore, does not expect to incur any loss due to counterparty default. The Company does not require or place collateral for these financial instruments, except for the lines of credit it extends.

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

In terms of geographic concentrations as of December 31, 2000, 78.9% of GMAC's consolidated automotive servicing assets were U.S. based; 9.2% were in Europe (of which 32.4% reside in Germany and 23.9% reside in the United Kingdom); 9.2% were in Canada; 1.3% were in Asia-Pacific (of which Australia represents 85.3%); and 1.4% were in Latin America. The majority of the Company's finance receivables are geographically diversified throughout the United States.

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

Financial results for GMAC's operating segments are summarized below:

Operating Segments:
-------------------
(in millions of dollars)

                                                                                               Eliminations/
                                   GMAC-NAO        GMAC-IO        GMACI          GMACMG     Reclassifications      Total
                               ---------------  ------------   -----------    -----------   -----------------   -----------
2000
Total assets                     $141,453.8        $18,013.1      $7,183.7       $22,557.1    $(20,797.6)        $168,410.1

Net  financing revenue
                                    1,041.9            977.3          --              --            13.3            2,032.5

Other revenue                       2,545.2            242.4       2,470.8         2,948.8         (39.5)           8,167.7

Tax expense                           539.6            114.5          92.2           208.0          --                954.3

Net income                            850.6            204.1         220.0           327.4          --              1,602.1

1999
Total assets                     $123,345.3        $18,114.6      $7,107.4       $18,398.2    $(18,176.3)        $148,789.2

Net  financing revenue
                                    1,413.6            905.4          --              --            41.0            2,360.0

Other revenue                       1,792.2             93.0       2,324.0         2,290.6         (59.7)           6,440.1

Tax expense                           566.8            136.3          79.5           177.6          --                960.2

Net income                            861.4            195.5         209.9           260.5          --              1,527.3

1998
Total assets                     $108,266.9        $17,040.1      $7,265.5       $19,093.1    $(19,905.2)        $131,760.4

Net  financing revenue
                                    1,403.6            824.6          --              --            23.2            2,251.4

Other revenue                       1,396.3             48.0       2,382.1         1,389.0         (32.2)           5,183.2

Tax expense                           344.5            117.7          80.1            69.4          --                611.7

Net income                            753.5            230.9         225.9           115.0          --              1,325.3


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  SEGMENT INFORMATION (concluded)

Information concerning principal geographic areas was as follows:

Geographic Information:

(in millions of dollars)

                                                                 All Other
                                             United States       Countries        Total
                                             -------------      -----------    -----------
 2000
Net financing revenue and other revenue          $ 8,289.9        $ 1,910.3     $ 10,200.2

Long-lived assets (1)                             27,213.3          6,539.3       33,752.6

1999
Net financing revenue and other revenue          $ 7,210.9        $ 1,589.2      $ 8,800.1

Long-lived assets (1)                             26,529.0          7,111.8       33,640.8

1998
Net financing revenue and other revenue          $ 6,106.2        $ 1,328.4      $ 7,434.6

Long-lived assets (1)                             21,961.8          7,217.5       29,179.3

(1) Primarily consists of net operating leases, goodwill and net property and equipment.


NOTE 16.  COMMITMENTS AND CONTINGENT LIABILITIES

Minimum future commitments under operating leases having noncancellable lease terms in excess of one year, primarily for real property, aggregating $515.7 million, are payable $119.6 million in 2001; $99.6 million in 2002; $79.1 million in 2003; $60.0 million in 2004; $42.3 million in 2005; and $115.1 million in 2006 and thereafter. Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $237.5 million, $232.5 million and $188.1 million in 2000, 1999 and 1998, respectively.

The Company and certain subsidiaries of GMACI and GMACMG have entered into multiple agreements under which Electronic Data Systems Corporation ("EDS"), a former subsidiary of GM, will continue to be the principal provider of information technology services through 2002.

GMAC is subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of GMAC under these government regulations and under these claims and actions, was not determinable at December 31, 2000. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

SUPPLEMENTARY FINANCIAL DATA

SUMMARY OF CONSOLIDATED QUARTERLY EARNINGS (UNAUDITED)


                                                                 2000 Quarters
                                         -------------------------------------------------------------
                                             First            Second            Third        Fourth
                                         --------------     -----------      -----------   -----------
                                                        (in millions of dollars)
Total financing revenue                      $3,779.4          $3,827.9         $3,906.7      $3,979.4
Interest and discount expense                 1,909.6           2,027.3          2,158.5       2,199.3
Net financing revenue and other income        2,380.9           2,445.8          2,645.5       2,728.0
Provision for credit losses                     107.4             130.3            135.3         178.6
Net income                                      397.3             395.1            401.0         408.7



                                                                1999 Quarters
                                         -----------------------------------------------------------
                                             First            Second          Third         Fourth
                                         --------------     -----------    -----------   -----------
                                                         (in millions of dollars)
Total financing revenue                      $3,277.1          $3,361.2       $3,480.0      $3,659.6
Interest and discount expense                 1,512.9           1,538.0        1,666.9       1,808.4
Net financing revenue and other income        2,124.6           2,199.4        2,309.7       2,166.4
Provision for credit losses                     119.3             110.4           97.8          76.3
Net income                                      392.3             391.1          392.3         351.6


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

                                                                                    Page
                                                                                    ----
(a)(3)    EXHIBITS    (Included in Part IV of this report).

           12        Statement of Ratio of Earnings to Fixed
                     Charges for the years 2000, 1999, 1998, 1997 and 1996.          68

          23.1       Consent of Independent Auditors.                                69


(b)       REPORTS ON FORM 8-K.

          The Company filed Forms 8-K on October 12, 2000,  January 17, 2001 and
          February 8, 2001 reporting matters under Item 5, Other Events.








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

                                         General Motors Acceptance Corporation
                                         -------------------------------------
                                                   (Registrant)

                                         By   s/ JOHN D. FINNEGAN
                                              ---------------------------------
Date: March 5, 2001                     (John D. Finnegan, Chairman of the Board
-------------------                       and President)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 5th day of March, 2001, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                                                             Title



s\ JOHN D. FINNEGAN
--------------------------
(John D. Finnegan)                            Chairman of the Board of Directors and President


s\ WILLIAM F. MUIR
--------------------------
(William F. Muir)                             Executive Vice President and Chief Financial Officer and Director
                                              (Signing as Principal Financial Officer)


s\ GERALD E. GROSS
--------------------------
(Gerald E. Gross)                             Comptroller
                                              (Signing as Principal Accounting Officer)


s\ RICHARD J. S. CLOUT
--------------------------
(Richard J. S. Clout)                         Executive Vice President and Director



s\ JOHN E. GIBSON
--------------------------
(John E. Gibson)                              Executive Vice President and Director



s\ JOHN M. DEVINE
--------------------------
(John M. Devine)                              Director



s\ ERIC A. FELDSTEIN
--------------------------
(Eric A. Feldstein)                           Director





                             SIGNATURES (concluded)

      Signature                               Title



s\ HARRY J. PEARCE
--------------------------
(Harry J. Pearce)                             Director



s\ W. ALLEN REED
--------------------------
(W. Allen Reed)                               Director



s\ JOHN F. SMITH, JR.
--------------------------
(John F. Smith, Jr.)                          Director



s\ G. RICHARD WAGONER, JR.
--------------------------
(G. Richard Wagoner, Jr.)                     Director



s\ RONALD L. ZARRELLA
--------------------------
(Ronald L. Zarrella)                          Director


                                  EXHIBIT INDEX

 Exhibit Number            Exhibit Name
 --------------        ------------------------------------------------------

       12              Ratio of Earnings to Fixed Charges

      23.1             Consent of Independent Auditors, Deloitte & Touche LLP

                                   EXHIBIT 12

                      GENERAL MOTORS ACCEPTANCE CORPORATION

                       RATIO OF EARNINGS TO FIXED CHARGES


                                                    2000         1999          1998         1997        1996
                                                   ------       -------       -------      -------     -------

Consolidated net income                          $  1,602.1    $ 1,527.3    $ 1,325.3    $ 1,301.1    $ 1,240.5
Provision for income taxes                            954.3        960.2        611.7        912.9        837.2
                                                 ----------    ---------    ---------    ---------    ---------
Consolidated income before income taxes             2,556.4      2,487.5      1,937.0      2,214.0      2,077.7
                                                 ----------    ---------    ---------    ---------    ---------

Fixed charges
 Interest, debt, discount and expense               8,294.7      6,526.2      5,786.9      5,255.5      4,937.5
 Portion of rentals representative of the
  Interest factor                                     105.2         97.7         79.1         69.8         77.8
                                                 ----------    ---------    ---------    ---------    ---------
Total fixed charges                                 8,399.9      6,623.9      5,866.0      5,325.3      5,015.3
                                                 ----------    ---------    ---------    ---------    ---------

Earnings available for fixed charges             $ 10,956.3    $ 9,111.4    $ 7,803.0    $ 7,539.3    $ 7,093.0
                                                 ==========    =========    =========    =========    =========

Ratio of earnings to fixed charges                    1.30         1.38         1.33         1.42         1.41
                                                 ==========    =========    =========    =========    =========

                                                                     EXHIBIT 23.
                          INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference of our report dated January 17, 2001, appearing in this Annual Report on Form 10-K of General Motors Acceptance Corporation for the year ended December 31, 2000, in the following registration statements:

        Registration
Form    Statement No            Description
-----   ------------   ---------------------------------------------------------

 S-3       333-33652    $8,000,000,000 General Motors Acceptance Corporation
                        Variable Denomination  Adjustable Rate Demand Notes

 S-3       333-55440    $25,000,000,000 General Motors Acceptance Corporation
                        Medium Term Notes

 S-3       333-84309    $5,000,000,000 General Motors Acceptance Corporation
                        SmartNotes

 S-3       333-32650    $20,000,000,000 General Motors Acceptance Corporation
                        Debt Securities and Warrants to Purchase Debt Securities


s/ DELOITTE & TOUCHE LLP

   DELOITTE & TOUCHE LLP

Detroit, Michigan

March 5, 2001