Form 10-Q
period 2001-05-09
GENERAL MOTORS ACCEPTANCE CORP
filed 2001-05-09
CIK 40729

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
---
       1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001, OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
---
       1934 FOR THE TRANSITION PERIOD FROM            TO
                                           ----------    -----------


                          Commission file number 1-3754
                                                 ------


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                               38-0572512
----------------------------------                          -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation ororganization)                               Identification No.)

200 Renaissance Center P.O. Box 200
Detroit, Michigan                                             48265-2000
------------------------------------                          ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  313-556-5000
                                                    ------------

The registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.
                     ---

As of March 31, 2001, there were outstanding 10 shares of the issuer's common stock.

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


ITEM 1. FINANCIAL STATEMENTS

        In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items which are necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are unaudited and are not necessarily indicative of results which may be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements, the significant accounting policies, and the other notes to the consolidated financial statements included in the Company's 2000 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

        The Financial Statements described below are submitted herein as Exhibit 20.

        1.  Consolidated Balance Sheet, March 31, 2001 and December 31, 2000.

        2. Consolidated Statement of Income, Net Income Retained for Use in the Business and Comprehensive Income for the Three Months Ended March 31, 2001 and 2000.

        3. Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2001 and 2000.

        4.  Notes to Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

General Motors Acceptance Corporation (the "Company" or "GMAC"), a wholly-owned subsidiary of General Motors Corporation ("General Motors" or "GM"), was incorporated in 1997 under the Delaware General Corporation Law. On January 1, 1998, the Company merged with its predecessor, which was originally incorporated in New York in 1919.

The Company is a financial services organization that principally provides consumer and dealer vehicle financing. GMAC also provides commercial financing to the apparel, textile, automotive supplier and numerous other industries. The principal markets for the Company's automotive financial products and services are North America, Europe, Latin America and Asia-Pacific. The principal markets for the commercial financing products are North America and Europe. The Company conducts insurance operations primarily in the United States, Canada and Europe. In addition, the Company's mortgage banking subsidiaries operate principally in the U.S. and have operations in Mexico, Japan, Europe and Canada.

BUSINESS SEGMENT EARNINGS

Consolidated net income for the quarter was $465.0 million, up 17% from the $397.3 million earned in the first quarter of 2000. These earnings represent the best quarter for GMAC since 1991. Reported results include a $34.3 million favorable impact from a cumulative effect of accounting change due to the adoption on January 1, 2001 of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

                                            Three Months Ended March 31,
                                            ----------------------------
                                                  2001          2000
                                               ---------     ---------
                                               (in millions of dollars)
Automotive and other financing operations       $ 334.1       $ 262.1
Insurance operations*                              34.5          62.4
Mortgage operations**                              96.4          72.8
                                               ---------     ---------
Consolidated net income                         $ 465.0       $ 397.3
                                               =========     =========

*  GMAC Insurance Holdings, Inc. (GMACI)
** GMAC Mortgage Group, Inc. (GMACMG)

Of the $34.3 million cumulative effect of accounting change, $43.7 million was for automotive and other financing operations, $(8.2) million was for insurance operations and $(1.2) million was for mortgage operations.

Net income from automotive and other financing operations totaled $334.1 million, up 27.5% from the $262.1 million earned in the first quarter of last year. The strong results can be attributed to higher asset levels in North America in the first quarter of 2001.

Insurance operations generated net income of $34.5 million in the first quarter of 2001, down from the $62.4 million earned in the first quarter of 2000. The decrease was due to industry-wide deterioration of loss trends in the personal lines business, partially offset by favorable loss experiences in certain commercial and mechanical programs.

Mortgage operations earned $96.4 million in the first quarter of 2001, up 32.4% from the $72.8 million earned for the same period last year. The increased earnings from mortgage operations reflect higher originations and increased securitization activity as well as increased contributions from international operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

AUTOMOTIVE AND OTHER FINANCING OPERATIONS

Financing  revenue  totaled  $3,901.4  million in the first  quarter of 2001, an increase of $122.0 million compared with the first quarter of 2000. The growth was mainly due to higher average retail and commercial and other loan receivable balances, partially offset by a decrease in wholesale receivable balances.
Retail  receivable   balances   increased  due  to  continued  retail  financing
incentives sponsored by GM. Commercial Credit LLC's acquisitions of the factoring businesses of Finova Capital Corporation and Banc of America during the third and fourth quarters of 2000, respectively and increases in secured notes contributed to the increase in commercial and other loan receivable balances. The decrease in wholesale receivable balances was due to reduced dealer stock levels at March 31, 2001 compared to December 31, 2000.

Annualized net retail losses were 0.75% of total average serviced automotive receivables during the first quarter of 2001 compared to 0.60% for the same period last year. The provision for credit losses, most of which relates to automotive finance receivables, totaled $260.4 million and $107.4 million for the three months ended March 31, 2001 and 2000, respectively. Higher outstanding finance receivables along with increased net losses due to the slight deterioration in economic conditions contributed to the increase in the provision for credit losses.

United States New Passenger Car and Truck Deliveries

U.S. deliveries of new General Motors (GM) vehicles during the three months ended March 31, 2001 were lower than comparable 2000 levels primarily as a result of a decrease in the number of units produced in the industry. The decline in financing penetration was primarily due to a reduction in GM-sponsored leasing incentives.

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2001         2000
                                                     ------       ------
Millions of units sold

Industry                                              4.2          4.5
General Motors                                        1.2          1.3

U.S. new GM vehicle deliveries financed by GMAC
  Retail (installment sale contracts and
    operating leases)                                42.2%        45.7%
  Fleet transactions (lease financing)                2.2%         1.8%
Total                                                32.8%        36.0%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing Volume

The number of new vehicle deliveries financed for GM and other dealers are summarized below:

                                        Three Months Ended March 31,
                                        ----------------------------
                                            2001        2000
                                           -------    -------

                                         (in thousands of units)
United States
  Retail installment sale contracts          260        227
  Operating leases                           123        229
  Leasing                                      8          6
                                           -------    -------
New deliveries financed                      391        462
                                           =======    =======

Other Countries
  Retail installment sale contracts          111        121
  Operating leases                            58         64
  Leasing                                     11         16
                                           -------    -------
New deliveries financed                      180        201
                                           =======    =======

Worldwide
  Retail installment sale contracts          371        348
  Operating leases                           181        293
  Leasing                                     19         22
                                           -------    -------
New deliveries financed                      571        663
                                           =======    =======

The number of new vehicles financed in the U.S. during the first quarter of 2001 was lower than the first quarter of 2000, primarily as a result of a decline in the number of vehicles produced in the industry. Additionally, the decrease in operating lease units can be attributed to a shift from lease incentive programs to special rate retail finance and other programs sponsored by GM.

GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided for 790,000 new GM vehicles in 2001 and 866,000 new GM vehicles in 2000, representing 74.3% and 66.8% of all GM sales to U.S. dealers during the first quarter of 2001 and 2000, respectively. Wholesale penetration levels increased as a result of continued marketing initiatives and competitive pricing strategies offered by the Company.

CONSOLIDATED INCOME AND EXPENSES

The Company's worldwide cost of borrowing, including the effects of derivatives, for the first quarter of 2001 averaged 6.47% compared to 6.21% for the same period in 2000. Total borrowing costs for U.S. operations averaged 6.56% for the first quarter of 2001, compared to 6.32% for the same period in 2000. The increase in average borrowing costs was a result of higher funding requirements and increased use of the term funding markets during the period.

Consolidated interest and discount expense totaled $2,120.1 million and $1,909.6 million for the respective quarters ended March 31, 2001 and 2000. The increase was due to increased borrowing costs in addition to higher debt levels which were principally used to fund increased asset levels.

Other income totaled $781.0 million for the three months ended March 31, 2001, compared to $519.6 million during the comparable period a year ago. The change from the comparable period in 2000 was mainly attributable to increases in other income related to sales of receivables which was the result of increased sales of retail and wholesale receivables. Additionally, interest income on government and other marketable securities increased due to the increase in cash and cash equivalents. Increases in interest and servicing fees earned on receivables due from GM also contributed to the increase.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CONSOLIDATED INCOME AND EXPENSES (concluded)

Consolidated salaries and benefits totaled $506.8 million and $469.7 million for the respective quarters ended March 31, 2001 and 2000. The increase primarily reflected continued growth and acquisitions at GMAC and GMACMG during 2000 and 2001.

Consolidated amortization of intangibles totaled $204.1 million and $154.1 million for the respective quarters ended March 31, 2001 and 2000. The increase was primarily the result of increases in the amortization of mortgage servicing rights as well as an increase in the amortization of goodwill. Amortization of mortgage servicing rights increased due to the growth in the servicing portfolio and increased mortgage prepayments from $120.6 million at March 31, 2000 to $164.2 million at March 31, 2001. Mortgage servicing rights increased from $3,478.8 million at March 31, 2000 to $4,275.4 million at March 31, 2001. The increase in the amortization of goodwill was due to continued acquisitions at GMAC and GMACMG during 2000 and 2001.

Other operating expenses totaled $913.4 million and $658.0 million for the respective quarters ended March 31, 2001 and 2000. The increase was primarily due to continued growth and acquisitions at GMACMG, GMAC and GMACI.

The effective income tax rate was 38.1% and 37.1% for the three months ended March 31, 2001 and 2000, respectively. The lower effective tax rate for the three months ended March 31, 2000 was a result of decreases in accruals from prior years based upon periodic assessment of the adequacy of such accruals, primarily tax liabilities of non-U.S. operations.

INSURANCE OPERATIONS

Net premiums earned by GMACI and its subsidiaries totaled $503.8 million and $462.1 million for the three months ended March 31, 2001 and 2000, respectively. This increase was a result of gaining new customers and expanding existing customer relationships in the reinsurance area as well as current U.S. GMAC mechanical marketing promotions in place.

Pre-tax capital gains and investment and other income at GMACI totaled $145.5 million for the quarter ended March 31, 2001, compared to $145.7 million for the quarter ended March 31, 2000. The change was due to a decrease in capital gains, offset by favorable investment income.

Insurance losses and loss adjustment expenses totaled $400.7 million and $360.4 million during the first quarter of 2001 and 2000, respectively. The increase over prior year was primarily due to the recording of additional business in 2001 and the cost of higher loss frequency and severity in the personal lines auto business.

Net income before the cumulative effect of accounting change for the first quarter of 2001 was $42.7 million, compared to $62.4 million earned during the same period in 2000. The decrease was due to industry-wide deterioration of loss trends in the personal lines business, partially offset by favorable loss experiences in certain commercial and mechanical programs.

MORTGAGE OPERATIONS

Mortgage revenue totaled $1,190.3 million for the first three months of 2001, compared to $859.8 million for the same period in 2000. The growth in revenue can be attributed to significantly stronger lending volumes due to the declining interest rate environment. In addition, multiple acquisitions, including GMACMG's acquisition of Nippon Asset Management in Japan in the second quarter of 2000, have increased revenues from other lines of business.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

MORTGAGE OPERATIONS (concluded)

During the first quarter of 2001, GMACMG loan origination, mortgage servicing acquisitions and correspondent loan volume totaled $29.2 billion compared to $13.1 billion for the same period in 2000. The increase was attributable to much higher levels of originations and securitization activity due to the declining interest rate environment during the first quarter of 2001. In addition, GMACMG has significantly grown its wholesale/correspondent lending line of business since last year. The combined GMACMG servicing portfolio, excluding GMAC term loans to dealers, totaled $348.8 billion at March 31, 2001, compared with $336.2 billion serviced at December 31, 2000. The increase over year end was attributable to increased production in the stronger mortgage business environment.

For the first three months of 2001, net income before the cumulative effect of accounting change was $97.6 million, compared to $72.8 million for the same period in 2000. The increased earnings reflect higher originations and increased securitization activity as well as increased contributions from international operations.

During the first quarter of 2001, interest rates, including those on originated loans for fifteen and thirty-year residential mortgages, declined substantially. This activity increased mortgage refinancing activity resulting in a reduction in the expected future cash flows that support the carrying value of the mortgage servicing rights. To protect against declines in fair value of its mortgage servicing rights, the Company administers a hedge program (Refer to Note 4 to the financial statements in this document for a description of the Company's hedging program). Subsequent to March 31, 2001, spreads between mortgage rates, which drive changes in the value of the Company's mortgage related assets, and the interest rates which drive changes in the value of the Company's hedge instruments that are used in risk management activities have significantly tightened while prepayments have continued to accelerate. As a result, estimated fair values of mortgage servicing rights for risks not being hedged have declined.

Using the respective interest rates in effect as of April 30, 2001 to value the mortgage servicing rights and corresponding derivatives that hedge mortgage servicing rights, the net potential negative effect of the risks not being hedged (spread risk), hedge ineffectiveness, and loan prepayments is a reduction in income of $80 million after-tax. This impact may change, as most of this is unrealized at this date. Should this interest rate environment continue, additional potential impairments could occur or be realized or should it improve, the potential impairments could decline or be eliminated.

Furthermore, significantly offsetting the impact of these potential impairments are several positive factors, including improvement in the Company's mortgage securitization residual cash flows; an increase in mortgage processing fees and interest income from mortgage loans held for sale; and lower funding costs due to the interest rate reduction by the Federal Reserve on April 18, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION AND LIQUIDITY

At March 31, 2001, the Company owned assets and serviced automotive receivables totaling $193.1 billion, $7.4 billion above year-end 2000. The increase was principally the result of increases in cash and cash equivalents, serviced retail receivables, other assets, investments in securities, commercial and other loan receivables, due and deferred from receivables sales, real estate mortgages held for sale and mortgage servicing rights. These increases were partially offset by a decline in net operating lease assets, serviced wholesale receivables and notes receivable from GM.

Finance receivables serviced by the Company, including sold receivables, totaled $114.2 billion at March 31, 2001, $1.7 billion above December 31, 2000 levels. The increase was primarily a result of a $1.8 billion increase in serviced retail receivables, a $0.5 billion increase in commercial and other loan receivables, partially offset by a $0.8 billion decrease in serviced wholesale receivables. Continued GM-sponsored retail financing incentives contributed to the rise in serviced retail receivables. The change in commercial and other loan receivables was primarily attributable to increases in secured notes as well as continued growth at Commercial Credit LLC and GMAC Business Credit LLC. The growth at Commercial Credit LLC was partially attributable to the acquisitions of the factoring businesses of Finova Capital Corporation and Banc of America during the third and fourth quarters of 2000, respectively. The decrease in serviced wholesale loan receivables was due to reduced dealer stock levels at March 31, 2001 compared to December 31, 2000.

Cash and cash equivalents totaled $6,181.5 million and $1,147.8 million at March 31, 2001 and December 31, 2000, respectively. The increase was primarily attributable to increased term funding activity during the period.

Other assets totaled $13,694.4 million and $12,021.0 million at March 31, 2001 and December 31, 2000, respectively. Of the total increase, $1,151.7 million was attributable to the adoption of SFAS No. 133 (Note 4), which requires GMAC to reflect the fair market value of its derivatives on the balance sheet.

Investment in securities totaled $10,037.2 million and $9,485.0 million at March 31, 2001 and December 31, 2000, respectively. The increase was primarily attributable to an increase in retained interests in securitizations due to increased securitization activity.

The Company's due and deferred from receivable sales (net) totaled $1,590.2 million at March 31, 2001, compared with $1,159.3 million at December 31, 2000. The increase over year-end was mainly due to an increase in cash deposits held for trusts and interest only strip receivables due to two new sales of retail receivables and one new sale of wholesale receivables.

The real estate mortgage inventory held for sale amounted to $6.2 billion at March 31, 2001, $0.4 billion above December 31, 2000. The increased balance was due to higher origination activity at GMACMG due to the declining interest rate environment but offset by increased securitization volume.

Mortgage servicing rights totaled $4.3 billion at March 31, 2001, $0.3 billion above year end. The increase was due to overall growth of the business.

Consolidated operating lease assets, net of depreciation, totaled $27,868.2 million at March 31, 2001, reflecting a decrease of $1,442.9 million from December 31, 2000. The decrease was primarily attributable to a shift from lease incentive programs to special rate retail finance programs sponsored by GM.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION AND LIQUIDITY (concluded)

Notes receivable from GM amounted to $5.0 billion at March 31, 2001 compared with $5.4 billion at December 31, 2000. The decrease was primarily due to a $0.4 billion decrease in a revolving line of credit GM has available with GMAC.

As of March 31, 2001, GMAC's total borrowings were $133.8 billion, compared with $133.4 billion at December 31, 2000. The increased borrowings since December 31, 2000 were used to fund increased asset levels. GMAC's ratio of consolidated debt to total stockholder's equity at March 31, 2001 was 9.4:1, compared with 9.5:1 at December 31, 2000.

The Company and its subsidiaries maintain substantial bank lines of credit, which totaled $49.3 billion at March 31, 2001, compared to $48.1 billion at year-end 2000. The unused portion of these credit lines decreased by $0.8 billion from December 31, 2000 to $37.6 billion at March 31, 2001. Included in the unused credit lines at March 31, 2001 is a $14.7 billion syndicated multi-currency global credit facility available for use in the U.S. by GMAC and in Europe by GMAC International Finance B.V. and GMAC (UK) plc. The entire $14.7 billion is available to GMAC in the U.S., $0.9 billion is available to GMAC (UK) plc and $0.8 billion is available to GMAC International Finance B.V. The syndicated credit facility serves primarily as back up for the Company's unsecured commercial paper programs. Also included in the unused credit lines is a $12.3 billion U.S. asset-backed commercial paper liquidity and receivables facility for New Center Asset Trust ("NCAT"), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

In June 1999, GMAC modified its existing syndicated revolving credit facilities to combine the U.S. and certain European facilities into one syndicated multi-currency global facility. Modified terms consisted of five years on one-half of the facility, with a 364-day term (including a provision that allows GMAC to draw down a one-year term loan on the termination date) on the remaining facility. The 364-day portion of the facility was renewed for another 364-day period in June 2000, including the provision that allows GMAC to draw down a one-year term loan on the termination date. The remainder of the facility, which had an original term of five-years, expires in June 2004. Additionally, there is a leverage covenant restricting the ratio of consolidated debt to total stockholder's equity to no greater than 11.0:1. This covenant is only applicable under certain conditions. Those conditions are not in effect now and were not in effect during the quarter ended March 31, 2001.

The Company utilizes a variety of interest rate and currency derivative instruments in managing its interest rate and foreign exchange exposures. The notional amount of derivatives increased from $102.8 billion at December 31, 2000 to $138.6 billion at March 31, 2001. The increase was primarily attributable to an increase in financial instruments associated with GMAC's debt along with an increase in mortgage related derivatives, consistent with GMACMG's increased asset levels and off balance sheet commitments to originate and purchase mortgage loans.

On April 6, 2001, Moody's Investors Service, while affirming its ratings on GMAC, revised its outlook from stable to negative. Fitch affirmed its ratings on GMAC on April 20, 2001.

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

The Company adopted SFAS No. 133 on January 1, 2001, which is further discussed in Note 4.

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

FORWARD-LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various forward-looking statements within the meaning of applicable federal securities laws and is based upon GMAC's current expectations and assumptions concerning future events, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company did not become a party to any material pending legal proceedings during the first quarter ended March 31, 2001, or prior to the filing of this report.


ITEM 5. OTHER INFORMATION

                       RATIO OF EARNINGS TO FIXED CHARGES

                               Three Months Ended
                                    March 31,
                               ------------------

                               2001          2000
                               ----          ----
                               1.36          1.33

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


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


(a)            EXHIBITS

               20   General  Motors  Acceptance   Corporation  and  Subsidiaries
                    Consolidated Financial Statements for the Three Months Ended March 31, 2001.

(b)            REPORTS ON FORM 8-K.

               The Company filed Forms 8-K on January 17, 2001, February 8, 2001, April 9, 2001 and April 20, 2001 reporting matters under
               Item 5, Other Events.

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


                            GENERAL MOTORS ACCEPTANCE CORPORATION
                            -------------------------------------
                                        (Registrant)



                             s/    William F. Muir
                             --------------------------------------------------
Dated: May 9, 2001           William F. Muir, Executive Vice
       -----------           President and Chief Financial Officer and Director


                             s/    Gerald E. Gross
                             --------------------------------------------------
Dated: May 9, 2001           Gerald E. Gross, Controller and
       -----------           Principal Accounting Officer



                                                                                                                      Exhibit 20
                                                                                                                      Page 1 of 11
                                            GENERAL MOTORS ACCEPTANCE CORPORATION
                                                 CONSOLIDATED BALANCE SHEET


                                                                            March 31,                December 31,
                                                                              2001                       2000
                                                                     ------------------------   ------------------------
Assets                                                                            (in millions of dollars)
Cash and cash equivalents                                                   $     6,181.5              $     1,147.8
Investments in securities                                                        10,037.2                    9,485.0
Finance receivables, net (Note 1)                                                88,419.8                   93,024.8
Investment in operating leases, net                                              27,868.2                   29,311.1
Notes receivable from General Motors Corporation                                  5,043.1                    5,434.0
Real estate mortgages - held for sale                                             6,160.8                    5,758.5
                      - held for investment                                       1,685.6                    1,895.1
                      - lending receivables                                       2,883.5                    2,960.0
Factored receivables                                                              2,270.0                    2,291.1
Due and deferred from receivable sales, net                                       1,590.2                    1,159.3
Mortgage servicing rights, net                                                    4,275.4                    3,984.5
Other                                                                            13,694.4                   12,021.0
                                                                     ------------------------   ------------------------
Total Assets                                                                  $ 170,109.7                $ 168,472.2
                                                                     ========================   ========================

Liabilities and Stockholder's Equity

Liabilities
General Motors Corporation and affiliated companies, net                            526.0                      199.4
Interest                                                                          1,885.2                    1,765.9
Insurance losses and loss reserves                                                1,721.2                    1,718.7
Unearned insurance premiums                                                       2,298.1                    2,151.1
Deferred income taxes                                                             3,583.4                    3,574.3
United States and foreign income and other taxes payable                            912.1                      805.5
Other postretirement benefits                                                       739.2                      744.3
Other                                                                            10,411.3                   10,100.7
Debt (Note 2)                                                                   133,750.4                  133,372.2
                                                                     ------------------------   ------------------------
   Total liabilities                                                            155,826.9                  154,432.1
                                                                     ------------------------   ------------------------

Commitments and contingencies

Stockholder's Equity
Common stock, $.10 par value (authorized 10,000
 Shares, outstanding 10 shares) and paid-in capital                               5,127.9                    5,127.9
Retained earnings                                                                 9,493.5                    9,028.5
Net unrealized loss on derivatives                                                 (118.5)                      --
Net unrealized gains on securities                                                  174.2                      231.7
Unrealized accumulated foreign currency translation adjustment                     (394.3)                    (348.0)
                                                                     ------------------------   ------------------------
   Accumulated other comprehensive income                                          (338.6)                    (116.3)
                                                                     ------------------------   ------------------------
   Total stockholder's equity                                                    14,282.8                   14,040.1
                                                                     ------------------------   ------------------------

Total Liabilities And Stockholder's Equity                                    $ 170,109.7               $  168,472.2
                                                                     ========================   ========================

Certain amounts for 2000 have been reclassified to conform with 2001 classifications.

Reference should be made to the Notes to Consolidated Financial Statements.


                                                                                       Exhibit 20
                                                                                       Page 2 of 11

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME,
                 NET INCOME RETAINED FOR USE IN THE BUSINESS AND
                              COMPREHENSIVE INCOME

                                                                           Three Months Ended
                                                                                March 31,
                                                              ----------------------------------------------
                                                                      2001                     2000
                                                              ---------------------    ---------------------
                                                                        (in millions of dollars)

Financing Revenue
Retail and lease financing                                           $ 1,228.1                $ 1,144.4
Operating leases                                                       1,920.7                  2,011.9
Wholesale, commercial and other loans                                    752.6                    623.1
                                                              ---------------------    ---------------------
   Total financing revenue                                             3,901.4                  3,779.4
Interest and discount                                                  2,120.1                  1,909.6
Depreciation on operating leases                                       1,275.8                  1,330.4
                                                              ---------------------    ---------------------
   Net financing revenue                                                 505.5                    539.4
Insurance premiums earned                                                503.8                    462.1
Mortgage revenue                                                       1,190.3                    859.8
Other income                                                             781.0                    519.6
                                                              ---------------------    ---------------------
   Net financing revenue and other                                     2,980.6                  2,380.9
                                                              ---------------------    ---------------------

Expenses
Salaries and benefits                                                    506.8                    469.7
Amortization of intangibles                                              204.1                    154.1
Other operating expenses                                                 913.4                    658.0
Insurance losses and loss adjustment expenses                            400.7                    360.4
Provision for credit losses                                              260.4                    107.4
                                                              ---------------------    ---------------------
   Total expenses                                                      2,285.4                  1,749.6
                                                              ---------------------    ---------------------

Income before income taxes                                               695.2                    631.3
United States, foreign and other income taxes                            264.5                    234.0
                                                              ---------------------    ---------------------
Income before cumulative effect of accounting change                     430.7                    397.3
Cumulative effect of accounting change (Note 4)                           34.3                     --
                                                              ---------------------    ---------------------
Net Income                                                               465.0                    397.3
Retained earnings at beginning of the period                           9,028.5                  8,803.9
                                                              ---------------------    ---------------------
Total                                                                  9,493.5                  9,201.2
Cash dividends                                                            --                       --
                                                              ---------------------    ---------------------
Retained Earnings At End Of The Period                               $ 9,493.5                $ 9,201.2
                                                              =====================    =====================

Total Comprehensive Income                                          $    242.7               $    356.9
                                                              =====================    =====================


     Reference should be made to the Notes to Consolidated Financial Statements.


                                                                                                                         Exhibit 20
                                                                                                                         Page3 of 11
                                            GENERAL MOTORS ACCEPTANCE CORPORATION
                                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                Three Months Ended

                                                                                                    March 31,
                                                                                     -----------------------------------------
                                                                                            2001                  2000
                                                                                     --------------------  -------------------
                                                                                             (in millions of dollars)

Cash Flows From Operating Activities
Net Income                                                                                  $   465.0            $     397.3
Cumulative effect of accounting change, net of tax                                              (34.3)                  --
Depreciation and amortization                                                                 1,535.7                1,525.9
Provision for credit losses                                                                     260.4                  107.4
Gains on sales of finance receivables                                                           (56.4)                  --
Gains on sales of available-for-sale investment securities                                      (17.0)                 (40.8)
Mortgage loans      - originations/purchases                                                (17,601.3)              (9,341.0)
                           - proceeds on sale                                                17,190.8               10,542.8
Mortgage-related securities held for trading
                           - acquisitions                                                      (326.7)                (388.5)
                           - liquidations                                                       325.3                   98.7
Changes in the following items:
  Due to General Motors Corporation and affiliated companies                                    374.3                  166.8
  Taxes payable and deferred                                                                    224.4                  274.6
  Interest payable                                                                              135.5                  201.1
  Other assets                                                                                 (538.6)                (278.0)
  Other liabilities                                                                            (726.4)                 370.5
  Other                                                                                         130.5                  (26.9)
                                                                                     --------------------  -------------------
  Net cash provided by operating activities                                                   1,341.2                3,609.9
                                                                                     --------------------  -------------------

Cash Flows From Investing Activities
Finance receivables          - acquisitions                                                 (50,803.7)             (51,977.4)
                                     - liquidations                                          34,520.6               35,252.4
Notes receivable from General Motors Corporation                                                247.3                 (449.2)
Operating leases              - acquisitions                                                 (2,850.3)              (4,448.2)
                                     - liquidations                                           2,615.8                1,679.9
Investments in available-for-sale securities:
                                     - acquisitions                                          (6,823.5)              (5,725.4)
                                     - maturities                                             4,941.2                5,529.4
                                     - proceeds from sales                                    1,293.4                  649.8
Investments in held to maturity securities:
                                     - acquisitions                                             (50.9)                  (0.3)
Mortgage servicing rights  - acquisitions                                                      (447.1)                (178.0)
                                     - liquidations                                              --                      0.3
Proceeds from sales of receivables - wholesale                                               16,957.1               11,821.2
                                                 - retail                                     3,010.8                  427.0
Net increase in short-term factored receivables                                                  16.1                  (20.3)
Due and deferred from receivable sales                                                         (422.8)                  45.2
Acquisitions of subsidiaries, net of cash acquired                                             (115.8)                  --
Other                                                                                           356.5                  185.1
                                                                                     --------------------  -------------------
  Net cash provided by/(used in) investing activities                                         2,444.7               (7,208.5)
                                                                                     --------------------  -------------------

Cash Flows From Financing Activities
Proceeds from issuance of long-term debt                                                     22,517.5                7,752.7
Principal payments on long-term debt                                                         (3,769.6)              (4,577.2)
Change in short-term debt, net                                                              (17,489.8)                (387.5)
Capital contribution from GM                                                                     --                  1,000.0
                                                                                     --------------------  -------------------
  Net cash provided by financing activities                                                   1,258.1                3,788.0
                                                                                     --------------------  -------------------

Effect of exchange rate changes on cash and cash equivalents                                    (10.3)                  (0.8)
                                                                                     --------------------  -------------------

  Net increase in cash and cash equivalents                                                   5,033.7                  188.6
Cash and cash equivalents at the beginning of the period                                      1,147.8                  704.3
                                                                                     --------------------  -------------------
Cash and cash equivalents at the end of the period                                          $ 6,181.5             $    892.9
                                                                                     ====================  ===================
Non-Cash Financing Activity
  Capital contribution of property from GM                                                  $    --               $    479.1

Supplementary Cash Flows Information
  Interest paid                                                                             $ 1,917.0             $  1,685.1
  Income taxes paid                                                                             136.6                   38.8

Certain   amounts  for  2000  have  been   reclassified  to  conform  with  2001 classifications.

Reference should be made to the Notes to Consolidated Financial Statements.

                                                                    Exhibit 20
                                                                    Page 4 of 11

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (concluded)


Supplementary Cash Flows Information (concluded)

During the three months ended March 31, 2001 and 2000, assets acquired, liabilities assumed and consideration paid for the acquisitions of businesses were as follows:



                                                     Three Months Ended
                                                          March 31,
                                             -----------------------------------
                                                  2001                2000
                                             ----------------   ----------------
                                                  (in millions of dollars)
Fair value of assets acquired                       $  145.2          $    --
Cash acquired                                           (1.2)              --
Liabilities assumed                                    (28.2)              --
                                             ----------------   ----------------
Net cash paid for acquisitions                      $  115.8          $    --
                                             ================   ================



Reference should be made to the Notes to Consolidated Financial Statements.



                                                                    Exhibit 20
                                                                    Page 5 of 11

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  FINANCE RECEIVABLES

The composition of finance receivables outstanding is summarized as follows:

                                                       March 31,               December 31,
                                                         2001                      2000
                                                ------------------------   ----------------------
                                                           (in millions of dollars)
United States
  Retail                                                      $40,276.9               $40,474.9
  Wholesale                                                    16,727.7                20,454.9
  Commercial                                                    4,354.5                 3,970.8
  Leasing and lease financing                                     676.4                   632.9
  Other                                                        12,036.1                11,712.8
                                                ------------------------   ---------------------
Total United States                                            74,071.6                77,246.3
                                                ------------------------   ---------------------

Europe
  Retail                                                        5,155.4                 5,500.2
  Wholesale                                                     3,296.5                 3,552.2
  Commercial                                                    1,185.6                 1,267.4
  Leasing and lease financing                                     396.9                   431.7
  Other                                                           435.1                   469.2
                                                ------------------------   ---------------------
Total Europe                                                   10,469.5                11,220.7
                                                ------------------------   ---------------------

Canada
  Retail                                                        2,600.0                 2,970.2
  Wholesale                                                     2,211.7                 2,438.1
  Commercial                                                      302.0                   307.1
  Leasing and lease financing                                     618.3                   660.2
  Other                                                           217.4                   218.5
                                                ------------------------   ---------------------
Total Canada                                                    5,949.4                 6,594.1
                                                ------------------------   ---------------------

Other Countries
  Retail                                                        2,437.6                 2,393.6
  Wholesale                                                       851.1                 1,092.2
  Leasing and lease financing                                     360.7                   452.9
  Other                                                           163.7                   228.9
                                                ------------------------   ---------------------
Total Other Countries                                           3,813.1                 4,167.6
                                                ------------------------   ---------------------

Total finance receivables                                      94,303.6                99,228.7
                                                ------------------------   ---------------------

Deductions
  Unearned income                                               4,548.0                 4,872.1
  Allowance for credit losses                                   1,335.8                 1,331.8
                                                ------------------------   ---------------------
Total deductions                                                5,883.8                 6,203.9
                                                ------------------------   ---------------------
Finance receivables, net                                      $88,419.8               $93,024.8
                                                ========================   =====================

                                                                                                                Exhibit 20
                                                                                                                Page 6 of 11

                                         GENERAL MOTORS ACCEPTANCE CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  DEBT

                                                          Weighted Average             March 31,                December 31,
                                                            Interest Rate                2001                        2000
                                                       ----------------------     --------------------      -----------------------
Short-Term Debt
  Commercial paper                                                                       $ 19,367.0                 $ 43,633.5
  Demand notes                                                                              5,008.6                    4,663.9
  Master notes and other                                                                    7,485.2                    2,223.6
  Bank loans and overdrafts                                                                 8,945.8                    6,613.3
                                                                                  --------------------      -----------------------
Total principal amount                                                                     40,806.6                   57,134.3
  Unamortized discount                                                                       (120.0)                    (220.7)
                                                                                  --------------------      -----------------------
Total short-term debt                                                                      40,686.6                   56,913.6
                                                                                  --------------------      -----------------------


Long-Term Debt
Current portion of long-term debt                                                          19,475.4                   18,603.1

United States
  2002                                                           5.8%                      10,637.4                   15,451.2
  2003                                                           5.9%                      13,685.2                   11,351.6
  2004                                                           6.4%                       9,981.2                    5,840.5
  2005                                                           6.7%                       5,140.6                    4,502.3
  2006 to 2050                                                   6.8%                      22,991.1                   11,478.1
                                                                                  --------------------      -----------------------
Total United States                                                                        62,435.5                   48,623.7

Other countries
  2000 - 2008                                                    5.6%                      11,066.1                    9,815.4
                                                                                  --------------------      -----------------------

Total United States and other countries                                                    92,977.0                   77,042.2
  Unamortized discount                                                                       (614.6)                    (583.6)
                                                                                  --------------------      -----------------------
Total long-term debt                                                                       92,362.4                   76,458.6
                                                                                  --------------------      -----------------------

Mark to market adjustment*                                                                    701.4                       --
                                                                                  --------------------      -----------------------

Total debt                                                                              $ 133,750.4                $ 133,372.2
                                                                                  ====================      =======================

*To adjust hedged debt to fair value


                                                                                                                Exhibit 20
                                                                                                                Page 7 of 11


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3. SEGMENT INFORMATION

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

Financial results of GMAC's operating  segments for the three months ended March
31, 2001 and 2000 are summarized below:

(in millions of dollars)

                                                                                                     Eliminations/
                                                GMAC-NAO      GMAC-IO        GMACI      MACMG      Reclassifications      Total
                                            --------------- -------------  ---------- -----------  ------------------  ------------

March 31, 2001
Total assets                                  $ 141,347.9    $ 16,135.5    $ 7,236.5  $ 23,648.7        $  (18,258.9)  $ 170,109.7

Net financing revenue                               342.0         242.6         --          --                 (29.9)        554.7

Other revenue                                       793.6          92.0        640.3       918.3                22.7       2,466.9

Net income before cumulative effect of
accounting change                                   229.0          61.4         42.7        97.6                --           430.7


March 31, 2000
Total assets                                  $ 129,173.0    $ 17,757.4    $ 7,198.6  $ 17,835.9        $  (18,011.2)  $ 153,953.7

Net financing revenue
                                                    275.3         265.2         --          --                  (1.1)        539.4

Other revenue                                       546.7          32.4        604.8       661.4                (3.8)      1,841.5

Net income before cumulative effect of
accounting change                                   200.3          61.8         62.4        72.8                --           397.3


                                                                    Exhibit 20
                                                                    Page 8 of 11


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENTS

GMAC's primary objective for utilizing derivative instruments is to minimize market risk volatility associated with interest rate and foreign currency risks related to the assets and liabilities of the automotive and mortgage operations. Minimizing this volatility enables the Company to price its finance and mortgage offerings at competitive rates and to minimize the impact of market risk on earnings of the Company. The Company utilizes comprehensive asset/liability management strategies administered by the respective automotive or mortgage operations management to achieve this objective. One of the key goals of the Company's strategy is to match the interest rate characteristics of the interest bearing liabilities with those of the interest earning assets, including the assets and liabilities associated with securitization transactions. In addition, the Company utilizes derivatives to neutralize the foreign currency exposure due to foreign currency denominated debt.

Effective January 1, 2001, GMAC adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138. Under these standards, GMAC records derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The after-tax cumulative effect of this accounting change as of January 1, 2001, was $34.3 million favorable to income and $52.6 million unfavorable to equity. The outcome of pending issues at the FASB and the Derivatives Implementation Group could impact the amount of the cumulative transition adjustment presented herein. Consistent with the provisions of the standard, prior year financial statements have not been restated. The amount of the transition adjustment expected to be reclassified into earings from other comprehensive income during 2001 is immaterial.

GMAC Automotive Operations

Interest Rate Instruments

GMAC is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. GMAC enters into various financial instrument transactions to maintain the desired level of exposure to the risk of interest rate fluctuations and to minimize interest expense. The Company utilizes various contracts to manage interest rate risk including: interest rate swaps that are contractual agreements between the Company and another party to exchange the net difference between a fixed and floating interest rate, or different floating interest rates, periodically over the life of the contract without the exchange of the underlying principal amount. The Company uses swaps to alter its fixed and floating interest rate exposures. As such, the majority of swaps are executed as an integral element of a specific financing transaction. In a limited number of cases, swaps, matched to specific portfolios of assets or debt, are executed to achieve specific interest rate management objectives.

                                                                    Exhibit 20
                                                                    Page 9 of 11


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENTS (continued)

GMAC Automotive Operations (continued)

Interest Rate Instruments (concluded)

GMAC has elected to designate particular interest rate swap arrangements as hedging the exposure to changes in the fair value of fixed rate debt instruments. Any measured hedge ineffectiveness related to fair value hedges is recognized as a net gain or loss in other operating expenses. For the three months ended March 31, 2001, a net loss of $16.2 million was recognized representing the ineffectiveness of fair value hedges.

The Company has also elected to designate other interest rate arrangements as hedging the exposure to variability in expected future cash flows attributable to variable rate debt. Any ineffectiveness related to cash flow hedges is recognized as a net gain or loss in other operating expenses. For the three months ended March 31, 2001, there was no measured ineffectiveness in the Company's cash flow hedges. The amounts related to GMAC's cash flow hedges that are reported in other comprehensive income will be reclassified into earnings as payments become due and the swaps approach maturity. Over the next twelve months, $(29.9) million is expected to be reclassified out of other comprehensive income and into earnings.

GMAC has certain interest rate swap arrangements that are not designated as hedges under SFAS No. 133. These instruments relate primarily to swaps that are used to facilitate securitization transactions.

Foreign Currency Instruments
GMAC is exposed to foreign currency risk arising from the possibility that fluctuations in foreign exchange rates will impact future earnings or assets and liability values from normal operations in foreign countries and various financial instruments that are denominated in foreign currencies. Currency swaps and forwards are used to hedge foreign exchange exposure on foreign currency denominated debt by converting the funding currency to the currency of the assets being financed. Foreign currency swaps and forwards are legal agreements between two parties to purchase and sell a foreign currency, for a price specified at the contract date, with delivery and settlement at both the effective date and maturity date of the contract.

                                                                   Exhibit 20
                                                                   Page 10 of 11


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENTS (continued)

GMAC Automotive Operations (concluded)

Foreign Currency Instruments (concluded)

The Company has elected to designate certain foreign currency arrangements as hedging the exposure to variability in expected future cash flows attributable to debt denominated in a foreign currency. Any ineffectiveness related to these cash flow hedges is recognized as a net gain or loss in other operating expenses. For the three months ended March 31, 2001, there was no measured ineffectiveness in the Company's foreign currency cash flow hedges. The amounts related to GMAC's foreign currency cash flow hedges that are reported in other comprehensive income will be reclassified into earnings as payments become due and the swaps approach maturity. The Company expects that any amounts that will be reclassified into earnings from other comprehensive income over the next twelve months will be immaterial.

GMAC has elected not to designate foreign currency derivatives as fair value hedges of foreign denominated debt as the accounting impact of hedge accounting is approximately the same. The fair value of these derivatives is recognized in other operating expenses and is substantially offset by the foreign currency revaluation gains and losses related to the designated liabilities.

Mortgage Derivatives

GMACMG maintains an overall risk management strategy that incorporates the use of various derivative financial instruments in the normal course of business to manage inherent risks.

Fair-Value Hedges

Mortgage loans held for sale
GMACMG originates and purchases residential conforming and non-conforming and commercial mortgage loans for sale into the secondary market. From the loan's closing until its sale (warehoused loans), GMACMG is exposed to risk due to changes in the fair value of the loans in its warehouse.

In order to accomplish the intended risk management objectives, GMACMG enters into a combination of derivative instruments that are designated as hedges of specific pools of similar mortgage loans held for sale. GMACMG uses the following derivatives in managing the hedged risk associated with its mortgage loans held for sale: (1) forward commitments; (2) over the counter options on MBS; (3) options on treasury securities/futures; (4) constant maturity treasuries/swaps (CMT/CMS) caps and floors; and (5) other instruments considered derivatives under FAS 133.

                                                                   Exhibit 20
                                                                   Page 11 of 11


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENTS (concluded)

Mortgage Servicing Rights
In connection with capitalized mortgage servicing rights (MSRs) related to residential conforming loans, GMACMG generally hedges the risk of changes in the MSRs fair value attributable to changes in the designated benchmark interest rate risk. In connection with capitalized mortgage servicing rights related to certain residential non-conforming loans, GMACMG hedges the total change in fair value of the MSR asset.

In order to accomplish the intended risk management objectives, GMACMG enters into a combination of derivative instruments that are designated as hedges of specific assets or specific pools of similar MSRs. GMACMG uses the following derivatives in managing the hedged risk associated with its residential MSR assets: (1) call and put options on Treasuries and Swaps; (2) MBS, treasury, and LIBOR future contracts; (3) CMT/CMS caps and floors; (4) swaptions; and (5) swaps.

For the quarter ended March 31, 2001, GMACMG recognized a net loss of approximately $46 million (reported as a component of Mortgage Revenue in the Statement of Operations) which represented the ineffective portion of all fair-value hedges. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.

Cash Flow Hedges

GMACMG issues floating rate commercial paper and short-term debt to finance long-term assets. Thus, GMACMG is exposed to interest rate risk due to changes in short-term interest rates. To mitigate this risk, GMACMG enters into a portfolio of interest rate swaps to convert a portion of its floating rate commercial paper and short-term debt to fixed rate instruments thereby minimizing its exposure to volatility in short-term interest rates.

Included in Mortgage revenue, GMACMG recognized an immaterial amount of hedge ineffectiveness on all cash flow hedges for the quarter ended March 31, 2001. Additionally, GMACMG expects that any amounts which will be reclassified to earnings from other comprehensive income will be immaterial.

Trading and Non-Hedge Derivatives

GMACMG also enters into various derivative contracts for trading and economically hedging certain trading assets and financial instruments carried at fair value. Trading activities (which include derivative transactions that are entered into for risk-management purposes and do not otherwise qualify for hedge accounting) primarily involve the use of options and futures contracts on U.S. Treasury instruments and Euros, and interest rate swap, cap and floor agreements to hedge price and interest rate risk associated with its mortgage-related securities. GMACMG also enters into other derivative financial instruments to hedge its exposure to foreign exchange fluctuations on certain obligations denominated in foreign currencies. Finally, the interest rate lock commitments and loan purchase commitments for 1-4 family residential mortgage loans held for sale are classified as derivatives and are carried at their fair value on the balance sheet.