Form 10-Q
period 2001-06-30
GENERAL MOTORS ACCEPTANCE CORP
filed 2001-08-08
CIK 40729

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF --- 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001, OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
--- 1934 FOR THE TRANSITION PERIOD FROM            TO
                                        ----------    -----------


                                      Commission file number 1-3754
                                                             ------


                      GENERAL MOTORS ACCEPTANCE CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        38-0572512
------------------------------------                 ---------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification No.)

200 Renaissance Center P.O. Box 200
Detroit, Michigan                                         48265-2000
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  313-556-5000
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

As of June 30, 2001, there were outstanding 10 shares of the issuer's common stock.

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

          1.   Consolidated Balance Sheet, June 30, 2001 and December 31, 2000.

          2. Consolidated Statement of Income, Net Income Retained for Use in the Business and Comprehensive Income for the Second Quarter and Six Months Ended June 30, 2001 and 2000.

          3. Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2001 and 2000.

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

The Company is a financial services corporation that principally provides consumer and dealer vehicle financing. GMAC also provides commercial financing to the apparel, textile, automotive supplier and numerous other industries. The principal markets for the Company's automotive financial products and services are North America, Europe, Latin America and Asia-Pacific. The principal markets for the commercial financing products are North America and Europe. The Company conducts insurance operations primarily in the United States, Canada and Europe. In addition, the Company's mortgage banking subsidiaries operate principally in the U.S. and have operations in Mexico, Japan, Europe and Canada.

BUSINESS SEGMENT EARNINGS

GMAC earned consolidated net income of $449.4 million, up 13.7% from the $395.1 million earned in the second quarter of 2000. These earnings represent a record second quarter for GMAC. Net income for the first six months of 2001 was $914.4 million, up 15.4% from the $792.4 million reported in the same period a year ago.


                                                                 Period Ended June 30,
                                                  ----------------------------------------------------
                                                        Second Quarter                Six Months
                                                  ------------------------     ---------------------
                                                     2001          2000           2001         2000
                                                  -----------   ----------     ----------   ----------
                                                                 (in millions of dollars)
Automotive and other financing operations          $ 360.3       $ 278.0        $ 694.4       $ 540.1
Insurance operations *                                40.9          57.2           75.4         119.6
Mortgage operations**                                 48.2          59.9          144.6         132.7
                                                  -----------   ----------     ----------   ----------
Consolidated net income                            $ 449.4       $ 395.1        $ 914.4       $ 792.4
                                                  ===========   ==========     ==========   ==========

*  GMAC Insurance Holdings, Inc. (GMACI)
** GMAC Mortgage Group, Inc. (GMACMG)


For the quarter, net income from automotive and other financing operations totaled $360.3 million, up 29.6% from the $278.0 million earned in the same period of 2000. The strong results can be attributed to higher asset levels, increased securitization activity, and the positive impact of lower short-term interest rates, which were only partially offset by higher credit losses and lower off-lease residual values.

Insurance operations generated net income of $40.9 million in the second quarter of 2001, down 28.5% from the $57.2 million earned in the second quarter of 2000. The decrease was primarily due to lower capital gains.

Mortgage operations earned $48.2 million in the second quarter of 2001, down 19.5% from the $59.9 million earned for the same period last year. The lower interest rate environment led to an acceleration of loan prepayments as more customers refinanced their mortgages requiring a write-down of mortgage servicing rights. Absent this write-down, mortgage operations remained strong with a significant increase in mortgage originations and record earnings from GMAC Commercial Mortgage and Residential Funding Corporation (GMAC's residential mortgage conduit operation).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

AUTOMOTIVE AND OTHER FINANCING OPERATIONS

Financing revenue totaled $3,758.4 million and $7,659.8 million in the second quarter and first six months of 2001, respectively, compared to $3,827.9 million and $7,607.3 million for the comparable periods in 2000. The year-to-year growth was mainly due to higher average retail and commercial and other loan receivable balances, partially offset by a decrease in wholesale receivable balances.
Retail  receivable   balances   increased  due  to  continued  retail  financing
incentives sponsored by GM. Commercial Credit LLC's acquisitions of the factoring businesses of Finova Capital Corporation and Banc of America during the third and fourth quarters of 2000, respectively, continued growth at GMAC Business Credit LLC and increases in secured notes contributed to the increase in commercial and other loan receivable balances. The decrease in wholesale receivables was due to reduced dealer inventory levels.

Annualized net retail losses were 0.68% and 0.71% of total average serviced automotive receivables during the second quarter and first six months of 2001, respectively, compared to 0.53% and 0.56% for the same periods last year. The provision for credit losses, most of which relates to automotive finance receivables, totaled $275.3 million and $535.7 million for the second quarter and six months ended June 30, 2001, respectively, compared to $130.3 million and $237.7 million for the second quarter and six months ended June 30, 2000, respectively. Higher outstanding finance receivables, increased commercial loan loss reserves, along with increased net losses due to the deterioration in economic conditions contributed to the increase in the provision for credit losses.

United States New Passenger Car and Truck Deliveries

U.S. deliveries of new General Motors (GM) vehicles during the second quarter and the first six months of 2001 were lower compared to the comparable periods in 2000. The decline in financing penetration in the second quarter and six months of 2001 was primarily the result of a reduction in GM-sponsored leasing incentives.

                                                                 Period Ended June 30,
                                                          -----------------------------------
                                                          Second Quarter       Six Months
                                                          -----------------------------------
                                                           2001    2000      2001       2000
                                                          ------- -------   ------    -------
(In millions of units sold)

Industry                                                    4.7     4.9       8.9        9.4
General Motors                                              1.3     1.4       2.5        2.6

New GM vehicle deliveries financed by GMAC
  Retail (installment sale contracts and operating leases) 40.8%   44.7%     41.5%      45.2%
  Fleet transactions (lease financing)                      1.8%    1.7%      2.1%       1.7%
Total                                                      33.0%   35.3%     32.9%      35.6%



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing Volume

The number of new vehicle deliveries financed for GM and other dealers are summarized below:

                                                          Period Ended June 30,
                                            -------------------------------------------------
                                                  Second Quarter              Six Months
                                            -----------------------    ----------------------
                                                2001       2000           2001         2000
                                            ---------   -----------    ---------    ---------
 (in thousands of units)
United States
  Retail installment sale contracts              281        270            541          497
  Operating leases                               133        200            256          429
  Leasing                                          6          7             14           13
                                            ---------   -----------    ---------    ---------
New deliveries financed                          420        477            811          939
                                            =========   ===========    =========    =========

Other Countries
  Retail installment sale contracts              115        118            226          239
  Operating leases                                80         76            138          140
  Leasing                                         14         16             25           32
                                            ---------   -----------    ---------    ---------
New deliveries financed                          209        210            389          411
                                            =========   ===========    =========    =========

Worldwide
  Retail installment sale contracts              396        388            767          736
  Operating leases                               213        276            394          569
  Leasing                                         20         23             39           45
                                            ---------   -----------    ---------    ---------
New deliveries financed                          629        687          1,200        1,350
                                            =========   ===========    =========    =========

The number of new vehicles financed in the U.S. during the second quarter and first six months of 2001 was lower than the comparable periods in 2000, primarily as a result of a decline in the number of vehicles produced in the industry. Additionally, the decrease in operating lease units can be attributed to a shift from lease incentive programs to special rate retail finance and other programs sponsored by GM.

GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided for 876,000 and 1,666,000 new GM vehicles during the second quarter and first six months of 2001, respectively, compared with 1,004,000 and 1,870,000 new GM vehicles during the respective periods in 2000. GMAC's wholesale financing represented 74.9% of all GM vehicle sales to U.S. dealers during the first six months of 2001, up from 70.5% for the comparable period a year ago. The increase in wholesale penetration levels was attributable to continued marketing initiatives and competitive pricing strategies offered by the Company.

CONSOLIDATED INCOME AND EXPENSES

The Company's worldwide cost of borrowing, including the effects of derivatives, for the second quarter and first six months of 2001 averaged 5.93% and 6.20%, respectively, compared to 6.39% and 6.30% for the same periods in 2000. Total borrowing costs for U.S. operations averaged 5.90% and 6.23% for the second quarter and first six months of 2001, respectively, compared to 6.56% and 6.45% for the second quarter and first six months of 2000, respectively. The decrease in average borrowing costs was mainly a result of lower short-term market rates in the second quarter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CONSOLIDATED INCOME AND EXPENSES (concluded)

Other income totaled $777.4 million and $1,558.4 million for the second quarter and six months ended June 30, 2001, respectively, compared to $584.5 million and $1,104.1 million during the comparable 2000 periods. The change from the comparable periods in 2000 was mainly attributable to increased sales of retail and wholesale receivables.

Consolidated salaries and benefits totaled $512.2 million and $1,019.0 million for the second quarter and first six months of 2001, respectively, compared to $452.9 million and $922.6 million for the comparable periods last year. The increase was mainly attributable to continued growth and acquisitions at GMAC and GMACMG during 2000 and 2001.

Consolidated amortization of intangibles totaled $321.8 million and $525.9 million for the second quarter and first six months of 2001, respectively, compared to $150.7 million and $304.8 million for the comparable periods last year. The increase was mainly a result of increases in the amortization of mortgage servicing rights as well as an increase in the amortization of goodwill. Increased mortgage servicing rights amortization resulted from impairment charges recorded related to the interest rate environment and the corresponding refinance activity in the marketplace. The increase in the amortization of goodwill was due to continued acquisitions at GMAC and GMACMG during 2000 and 2001.

Other operating expenses totaled $1,009.1 million and $1,922.5 million for the second quarter and first six months of 2001, respectively, compared to $715.1 million and $1,373.1 million for the comparable periods last year. The increase was primarily due to continued growth and acquisitions at GMAC and GMACMG.

The effective income tax rate for the second quarter and six months ended June 30, 2001 was 34.3% and 36.2%, respectively, compared to 37.0% for both the second quarter and six months ended June 30, 2000. The lower effective tax rate for the second quarter and six months ended June 30, 2001 was primarily a result of reductions in Canadian federal and provincial income tax rates.

INSURANCE OPERATIONS

Net premiums earned by GMACI and its subsidiaries totaled $500.9 million and $1,004.7 million for the second quarter and six months ended June 30, 2001, respectively, compared to $466.0 million and $928.1 million for the same periods during 2000. This increase was a result of strong volume in mechanical and reinsurance lines of business.

Pre-tax capital gains and investment and other income at GMACI totaled $145.3 million and $290.8 million for the second quarter and first six months of 2001, compared to $159.6 million and $305.3 million for the same periods in 2000. Fluctuations in realized capital gains are primarily due to the timing of sales of individual securities.

Insurance losses and loss adjustment expenses totaled $473.2 million and $873.9 million during the second quarter and six months of 2001, respectively, compared to $369.7 and $730.1 million for the comparable periods in 2000. The increase in 2001 was due to increased premiums written in reinsurance and mechanical lines, continued severity losses in personal lines, and severe weather negatively impacting wholesale lines.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INSURANCE OPERATIONS (concluded)

Net income was $40.9 million and $75.4 million for the second quarter and six months ended June 30, 2001, respectively, compared to $57.2 million and $119.6 million for the same periods in 2000. Earnings for the six months ended June 30, 2001 declined due to an increase in insurance losses and loss adjustment expenses and lower capital gains.

MORTGAGE OPERATIONS

Mortgage revenue totaled $1,381.2 million and $2,571.5 million for the second quarter and first six months of 2001, respectively, compared to $877.0 million and $1,736.8 million for the comparable periods in 2000. The growth in revenue was primarily attributable to significantly stronger lending volumes due to the declining interest rate environment. In addition, multiple acquisitions, including GMACMG's acquisition of Nippon Asset Management in Japan in the second quarter of 2000, have increased revenues from other lines of business.

During the second quarter and first six months of 2001, GMACMG loan origination, mortgage servicing acquisitions and correspondent loan volume totaled $38.7 billion and $67.9 billion, respectively, compared to $17.5 billion and $30.6 billion for the same periods in 2000. The increases were attributed to higher levels of origination and securitization activity due to the declining interest rate environment during the first half of 2001. The combined GMACMG servicing portfolio, excluding GMAC term loans to dealers, totaled $360.4 billion at June 30, 2001, compared with $336.2 billion serviced at December 31, 2000. The increase over year-end was primarily due to increased loan production in the current lending environment.

Net income was $48.2 million and $144.6 million for the second quarter and six months ended June 30, 2001, respectively, compared to $59.9 million and $132.7 million for the same periods in 2000. The decrease in net income for the second quarter ended June 30, 2001 compared to the same period in 2000 was attributed to impairment charges taken on mortgage servicing rights and hedge ineffectiveness associated with the Company's risk management activities related to its mortgage servicing rights which arose due to changes in market conditions and the interest rate environment. The increase in net income for the six month period ended June 30, 2001 compared to the same period in 2000 was attributed to higher originations and increased sales and securitization activity offset by impairment of mortgage servicing rights and revaluation of mortgage related residuals and retained interests.

During the first quarter of 2001, interest rates, including those on originated loans for fifteen and thirty-year residential mortgages declined substantially. This activity increased mortgage refinancing activity resulting in a reduction in the expected future cash flows that support the carrying value of the mortgage servicing rights. During the second quarter, spreads between mortgage rates, which drive changes in the value of the Company's mortgage related assets, and the interest rates, which drive changes in the value of the Company's hedge instruments that are used in risk management activities, have significantly tightened while prepayments have continued to accelerate. For the second quarter and six months ended June 30, 2001, the Company recorded after-tax impairment charges of $51.1 million and $70.8 million, respectively. Subsequent to June 30, 2001, mortgage rates continue to stay at low levels and prepayment activity continues at a pace similar to the second quarter. In the event that the hedge positions prove to be not fully effective, the Company may experience further impairment losses in the future.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

 MORTGAGE OPERATIONS (concluded)

The Company estimates the fair value of its mortgage servicing rights based upon assumptions that market participants would use. Typically, those assumptions are derived from similar transactions which occur in the marketplace. Continued industry consolidation and other factors have led to a substantial decline in relevant market transactions, particularly since April 2001. In order to improve the Company's estimation process for assessing the fair value of its mortgage servicing rights, during the second quarter, the Company increased its reliance on its own mortgage servicing rights cash flow history for certain assumptions and continued to use market driven earning rates, discounting factors and prepayment models.

FINANCIAL CONDITION AND LIQUIDITY

At June 30, 2001, the Company owned assets and serviced automotive receivables totaling $193.0 billion, $7.3 billion above December 31, 2000. The increase over year-end was principally the result of increases in serviced retail receivables, other assets, real estate mortgages held for sale, commercial and other loan receivables, investments in securities, due and deferred from receivables sales, mortgage servicing rights and mortgage lending receivables. These increases were partially offset by a decline in net operating lease assets, serviced wholesale receivables, mortgage loans held for investment and factored receivables.

Finance receivables serviced by the Company, including sold receivables, totaled $116.8 billion at June 30, 2001, $4.3 billion above December 31, 2000 levels. The increase was primarily a result of a $4.8 billion increase in serviced retail receivables, a $1.3 billion increase in commercial and other loan receivables, partially offset by a $2.0 billion decline in serviced wholesale receivables. GM-sponsored retail financing incentives contributed to the growth in serviced retail receivables. The change in commercial and other loan receivables was primarily attributable to increases in secured notes as well as continued growth at Commercial Credit LLC and GMAC Business Credit LLC. The growth at Commercial Credit LLC was partially attributable to the acquisitions of the factoring businesses of Finova Capital Corporation and Banc of America during the third and fourth quarters of 2000, respectively. The decrease in serviced wholesale receivables was due to reduced dealer inventory levels at June 30, 2001 compared to December 31, 2000.

Other assets at June 30, 2001 totaled $14.7 billion, compared with $12.0 billion at December 31, 2000. Of the total increase, $1.0 billion was attributable to the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires GMAC to reflect the fair market value of its derivatives on the balance sheet. In addition, GMAC's off-lease vehicles that have not been sold totaled $1.3 billion at June 30, 2001, $0.7 billion above December 31, 2000, primarily due to an increased level of scheduled off-lease vehicles and a special early termination promotion sponsored by GM. Additionally, other mortgage-related assets totaled $4.4 billion at June 30, 2001, $0.9 billion above December 31, 2000. The increase in other mortgage-related assets was primarily due to an increase in broker/dealer receivables and an increase in subordinate loan participations.

The real estate mortgage inventory held for sale amounted to $7.5 billion at June 30, 2001, $1.8 billion above December 31, 2000. The increase was due to a higher volume of loan originations in the declining interest rate environment, net of sales and securitization activity. Additionally, maturing construction loans were transferred from held to maturity to held for sale.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION AND LIQUIDITY (continued)

Investment in securities totaled $10.5 billion and $9.5 billion at June 30, 2001 and December 31, 2000, respectively. The change was primarily due to the increase in residual interests for mortgage-related securities generated from the high volume of securitizations in the first half of 2001.

The Company's due and deferred from receivable sales (net) totaled $1.7 billion at June 30, 2001, compared with $1.2 million at December 31, 2000. The increase over year-end was mainly due to an increase in cash deposits held for trusts and interest-only strip receivables due to three new sales of retail receivables and two new sales of wholesale receivables.

Mortgage servicing rights (net) totaled $4.3 billion and $4.0 billion at June 30, 2001 and December 31, 2000, respectively. The increase was primarily attributable to higher loan origination volume through the second quarter, net of reductions in the carrying value of mortgage servicing rights as previously discussed.

Mortgage lending receivables totaled $3.3 billion and $3.0 billion at June 30, 2001 and December 31, 2000, respectively. The increase was due to a low interest rate environment, which contributed to growth in warehouse and construction lending positions.

Consolidated operating lease assets, net of depreciation, totaled $26.9 billion at June 30, 2001, reflecting a decrease of $2.5 billion from December 31, 2000. The decrease was primarily attributable to a shift from lease incentive programs to special rate retail finance programs sponsored by GM.

Mortgage loans held for investment totaled $1.4 billion and $1.9 billion at June 30, 2001 and December 31, 2000, respectively. The decline was primarily attributed to maturing construction loans, which were transferred from held to maturity to held for sale.

Factored receivables totaled $1.9 billion and $2.3 billion at June 30, 2001 and December 31, 2000, respectively. The decrease was a result of offsetting disputed factored accounts receivables related to the Banc of America factoring portfolio acquired as of December 31, 2000 against related client balances included in other liabilities. Additionally, the decline in factored receivables was a result of client terminations and the conversion of factored clients to asset based clients, included in net finance receivables.

As of June 30, 2001, GMAC's total borrowings were $131.4 billion, compared with $133.4 billion at December 31, 2000. GMAC's ratio of consolidated debt to total stockholder's equity at June 30, 2001 was 8.9:1, compared to 9.5:1 at December 31, 2000.

The Company and its subsidiaries maintain substantial bank lines of credit, which totaled $49.0 billion at June 30, 2001, compared to $48.1 billion at year-end 2000. The unused portion of these credit lines decreased by $0.8 billion from December 31, 2000 to $37.6 billion at June 30, 2001. Included in the unused credit lines at June 30, 2001 is a $14.7 billion syndicated multi-currency global credit facility available for use in the U.S. by GMAC and in Europe by GMAC International Finance B.V. and GMAC (UK) plc. The entire $14.7 billion is available to GMAC in the U.S., $1.0 billion is available to GMAC (UK) plc and $0.9 billion is available to GMAC International Finance B.V. The syndicated credit facility serves primarily as back up for the Company's unsecured commercial paper programs. Also included in the unused credit lines is a $12.3 billion U.S. asset-backed commercial paper liquidity and receivables facility for New Center Asset Trust ("NCAT"), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION AND LIQUIDITY (concluded)

In June 2001, GMAC renewed the syndicated multi-currency global facility, which includes terms of five years on one-half of the facility (due to expire in June
2006) and a 364-day term. It was modified to permit the Company, at its discretion, to transfer up to approximately $6 billion of the banks' commitments to the liquidity and receivables facility for NCAT. Additionally, there is a leverage covenant restricting the ratio of consolidated debt to total stockholder's equity to no greater than 11.0:1. This covenant is only applicable under certain conditions. Those conditions are not in effect now and were not in effect during the quarter ended June 30, 2001.

On April 6, 2001, Moody's Investors Service, while affirming its rating on GMAC, revised its outlook from stable to negative. Fitch affirmed its stable rating on GMAC on April 20, 2001.

Net unrealized losses on derivatives for the six months ended June 30, 2001, of $111.0 million (including $52.6 million transition adjustment) was due to the adoption of SFAS No. 133 by the Company on January 1, 2001. This amount represents the effective portion of changes in the fair value of the Company's derivatives that are designated as cash flow hedges as well as unrealized losses on terminated cash flow hedges.

ACCOUNTING STANDARDS

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which superceded similarly titled SFAS No. 125. GMAC adopted the disclosure provisions of the standard, related to securitization of financial assets on December 31, 2000. The Company adopted the accounting provisions of this standard, related to transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, on April 1, 2001, consistent with the provisions of the standard. The effect of adopting the accounting provisions of this new standard was not material to the Company's financial statements. Consistent with the provisions of the standard, prior year financial statements have not been restated.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill. Additionally, it requires the Company to evaluate its existing intangible assets and goodwill and to make any necessary reclassifications in order to conform with the new separation requirements at the date of adoption. Goodwill and intangible assets determined to have indefinite useful lives that are acquired in a business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until December 31, 2001. With the exception of the immediate requirement to use the purchase method of accounting for all future business combinations completed after June 30, 2001, the Company is required to adopt the provisions of SFAS No. 141 on January 1, 2002.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized but instead be tested for impairment at least annually, and that intangible assets other than goodwill should be amortized over their useful lives. The Company is required to adopt the provisions on January 1, 2002. Upon adoption, the Company will be required to reassess the useful lives and residual values of all intangible assets and make any necessary amortization period adjustments by March 31, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded)

ACCOUNTING STANDARDS (concluded)

In connection with the transitional impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. Any transitional impairment loss resulting from the adoption will be recognized as the effect of a change in accounting principle in the Company's statement of income. Because of the extensiveness of the efforts needed to comply, it is not practicable to reasonably estimate the impact the adoption of these Statements is expected to have on the Company's financial statements.

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

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company did not become a party to any material pending legal proceedings during the second quarter ended June 30, 2001, or prior to the filing of this report.


ITEM 5. OTHER INFORMATION

                       RATIO OF EARNINGS TO FIXED CHARGES

                                Six Months Ended
                                    June 30,
                       -----------------------------------

                           2001                2000
                           ----                ----
                           1.35                1.32

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  EXHIBITS

     20 General Motors Acceptance Corporation and Subsidiaries Consolidated Financial Statements for the Six Months Ended June 30, 2001.


(b)  REPORTS ON FORM 8-K.

     The Company filed Forms 8-K on April 9, 2001, April 20, 2001, April 24, 2001 and July 17, 2001 reporting matters under Item 5, Other Events.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          GENERAL MOTORS ACCEPTANCE CORPORATION
                          -------------------------------------
                          (Registrant)



                          s/    WILLIAM F. MUIR
Dated:   August 8, 2001   ---------------------------------------------------
         --------------    William F. Muir, Executive Vice
                           President and Chief Financial Officer and Director

                          s/    GERALD E. GROSS
Dated:   August 8, 2001   ----------------------------------------------------
         --------------   Gerald E. Gross, Controller and
                          Principal Accounting Officer


                                                                                   Exhibit 20
                                                                                   Page 1 of 8
                      GENERAL MOTORS ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                                 June 30,        December 31,
                                                                   2001              2000
                                                               ------------     --------------
Assets                                                            (in millions of dollars)
------
Cash and cash equivalents                                      $   1,106.5        $    1,147.8
Investments in securities                                         10,472.6             9,485.0
Finance receivables, net (Note 1)                                 90,103.3            93,024.8
Investment in operating leases, net                               26,852.7            29,311.1
Notes receivable from General Motors Corporation                   5,495.8             5,434.0
Real estate mortgages - held for sale                              7,515.5             5,758.5
                      - held for investment                        1,428.3             1,895.1
                      - lending receivables                        3,257.8             2,960.0
Factored receivables                                               1,851.1             2,291.1
Due and deferred from receivable sales, net                        1,703.2             1,159.3
Mortgage servicing rights, net                                     4,342.5             3,984.5
Other                                                             14,721.1            12,021.0
                                                               -----------        ------------

Total Assets                                                   $ 168,850.4        $  168,472.2
                                                               ===========        ============

Liabilities and Stockholder's Equity

Liabilities
General Motors Corporation and affiliated companies, net       $     533.4        $     199.4
Interest                                                           2,122.1            1,765.9
Insurance losses and loss reserves                                 1,736.7            1,718.7
Unearned insurance premiums                                        2,390.7            2,151.1
Deferred income taxes                                              3,645.8            3,574.3
United States and foreign income and other taxes payable             894.1              805.5
Other postretirement benefits                                        742.0              744.3
Other                                                             10,661.9           10,100.7
Debt (Note 2)                                                    131,393.8          133,372.2
                                                               ------------       -----------
   Total liabilities                                             154,120.5          154,432.1
                                                               ------------       -----------

Commitments and contingencies

Stockholder's Equity
Common stock, $.10 par value (authorized 10,000
 shares, outstanding 10 shares) and paid-in capital                5,127.9            5,127.9
Retained earnings                                                  9,942.9            9,028.5
Net unrealized loss on derivatives                                  (111.0)              --
Net unrealized gains on securities                                   178.1              231.7
Unrealized accumulated foreign currency translation adjustment      (408.0)            (348.0)
                                                               -----------        -----------
   Accumulated other comprehensive income                           (340.9)            (116.3)
                                                               -----------        -----------
   Total stockholder's equity                                     14,729.9           14,040.1
                                                               -----------        -----------
Total Liabilities And Stockholder's Equity                     $ 168,850.4        $ 168,472.2
                                                               ===========        ===========


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

                                                                          Period Ended June 30,
                                                             ------------------------------------------
                                                                Second Quarter          Six Months
                                                             --------------------  --------------------
                                                                2001      2000       2001       2000
                                                             ---------  ---------  ---------  ---------
                                                                      (in millions of dollars)
Financing Revenue
Retail and lease financing                                   $ 1,276.4  $ 1,127.4  $ 2,504.5  $ 2,271.8
Operating leases                                               1,857.4    1,996.3    3,778.1    4,008.2
Wholesale, commercial and other loans                            624.6      704.2    1,377.2    1,327.3
                                                             ---------  ---------  ---------  ---------
   Total financing revenue                                     3,758.4    3,827.9    7,659.8    7,607.3
Interest and discount                                          1,945.3    2,027.3    4,065.4    3,936.9
Depreciation on operating leases                               1,197.3    1,282.3    2,473.1    2,612.7
                                                             ---------  ---------  ---------  ---------
   Net financing revenue                                         615.8      518.3    1,121.3    1,057.7
Insurance premiums earned                                        500.9      466.0    1,004.7      928.1
Mortgage revenue                                               1,381.2      877.0    2,571.5    1,736.8
Other income                                                     777.4      584.5    1,558.4    1,104.1
                                                             ---------  ---------  ---------  ---------
   Net financing revenue and other                             3,275.3    2,445.8    6,255.9    4,826.7
                                                             ---------  ---------  ---------  ---------

Expenses
Salaries and benefits                                            512.2      452.9    1,019.0      922.6
Amortization of intangibles                                      321.8      150.7      525.9      304.8
Other operating expenses                                       1,009.1      715.1    1,922.5    1,373.1
Insurance losses and loss adjustment expenses                    473.2      369.7      873.9      730.1
Provision for credit losses                                      275.3      130.3      535.7      237.7
                                                             ---------  ---------  ---------  ---------
   Total expenses                                              2,490.5    1,818.7    4,775.9    3,568.3
                                                             ---------  ---------  ---------  ---------

Income before income taxes                                       683.7      627.1    1,378.9    1,258.4
United States, foreign and other income taxes                    234.3      232.0      498.8      466.0
                                                             ---------  ---------  ---------  ---------
Income before cumulative effect of accounting change             449.4      395.1      880.1      792.4
Cumulative effect of accounting change                            --         --         34.3       --
                                                             ---------  ---------  ---------  ---------
Net Income                                                       449.4      395.1      914.4      792.4

Retained earnings at beginning of the period                   9,028.5    9,201.2    9,028.5    8,803.9
                                                             ---------  ---------  ---------  ---------
Total                                                          9,477.9    9,596.3    9,942.9    9,596.3
Cash dividends                                                    --         --         --         --
                                                             ---------  ---------  ---------  ---------
   Retained Earnings At End Of The Period                      9,477.9    9,596.3    9,942.9    9,596.3
                                                             =========  =========  =========  =========

Total Comprehensive Income                                   $   447.2  $   300.6  $   689.9  $   657.5
                                                             =========  =========  =========  =========



Certain   amounts  for  2000  have  been   reclassified  to  conform  with  2001
classifications. Reference should be made to the Notes to Consolidated Financial Statements.

                                                                             Exhibit 20
                                                                             Page 3 of 8
                      GENERAL MOTORS ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                  Six Months Ended
                                                                      June 30,
                                                             ---------------------------
                                                                2001           2000
                                                             ------------   ------------
                                                               (in millions of dollars)
Cash Flows From Operating Activities
Net income                                                   $     914.4    $     792.4
Cumulative effect of accounting change, net of tax                 (34.3)          --
Depreciation and amortization                                    3,117.8        3,012.9
Provision for credit losses                                        535.7          237.7
Gains on sales of finance receivables                             (134.6)          (4.6)
Gains on sales of available-for-sale investment securities         (53.6)         (96.5)
Mortgage loans      - originations/purchases                   (46,001.3)     (20,647.2)
                    - proceeds on sale                          44,236.2       21,259.8
Mortgage-related securities held for trading
                    - acquisitions                                (850.4)        (646.7)
                    - liquidations                                 623.8          314.7
Changes in the following items:
  Due to General Motors Corporation and affiliated companies       408.7           44.6
  Taxes payable and deferred                                       244.4          257.2
  Interest payable                                                 370.8          115.7
  Other assets                                                  (1,408.9)      (1,184.6)
  Other liabilities                                               (863.0)         364.8
  Other                                                            253.7           (1.0)
                                                             -----------    -----------
  Net cash provided by operating activities                      1,359.4        3,819.2
                                                             -----------    -----------
Cash Flows From Investing Activities
Finance receivables          - acquisitions                   (107,883.2)    (108,779.9)
                             - liquidations                     68,560.3       73,834.5
Notes receivable from General Motors Corporation                  (109.7)        (253.0)
Operating leases             - acquisitions                     (6,447.2)      (8,882.9)
                             - liquidations                      5,526.7        4,695.9
Investments in available-for-sale securities:
                                     - acquisitions            (14,516.2)     (11,620.8)
                                     - maturities               10,947.2       10,088.5
                                     - proceeds from sales       2,856.4        1,558.0
Investments in held to maturity securities:
                                     - acquisitions               (189.6)         (13.4)
                                     - maturities                   62.0           --
Mortgage servicing rights  - acquisitions                         (812.6)        (398.0)
                           - proceeds from sales                    18.4           --
Proceeds from sales of receivables - wholesale                  35,998.8       26,388.2
                                   - retail                      5,157.0        2,517.7
Net increase in short-term factored receivables                    432.4           43.4
Due and deferred from receivable sales                            (499.7)        (352.3)
Acquisitions of subsidiaries, net of cash acquired                (119.4)         (28.7)
Other                                                              278.4         (348.4)
                                                             ------------   -----------
  Net cash used in investing activities                           (740.0)     (11,551.2)
                                                             ------------   -----------
Cash Flows From Financing Activities
Proceeds from issuance of long-term debt                        28,903.5       12,619.3
Principal payments on long-term debt                            (7,342.4)      (8,097.5)
Change in short-term debt, net                                 (22,222.8)       2,180.0
Capital contribution from GM                                        --          1,000.0
                                                             ------------   -----------
  Net cash (used in)/provided by financing activities             (661.7)       7,701.8
                                                             ------------   -----------
Effect of exchange rate changes on cash and cash equivalents         1.0           (1.1)
                                                             ------------   -----------
  Net decrease in cash and cash equivalents                        (41.3)         (31.3)
Cash and cash equivalents at the beginning of the period         1,147.8          704.3
                                                             ------------   -----------
Cash and cash equivalents at the end of the period           $   1,106.5    $     673.0
                                                             ============   ===========
Non-Cash Financing Activity
   Capital contribution of property from GM                  $      --      $     479.1
Supplementary Cash Flows Information
   Interest paid                                             $   3,588.7    $   3,770.5
   Income taxes paid                                               332.1          260.5

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

                                                                     Exhibit 20
                                                                     Page 4 of 8

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (concluded)


Supplementary Cash Flows Information (concluded)

During the six months ended June 30, 2001 and 2000, assets acquired, liabilities assumed and consideration paid for the acquisitions of businesses were as follows:



                                           Six Months Ended
                                               June 30,
                                      ------------------------
                                          2001        2000
                                       ----------   ---------
                                      (in millions of dollars)
Fair value of assets acquired           $ 148.9      $ 31.4
Cash acquired                              (1.2)       (1.4)
Liabilities assumed                       (28.3)       (1.3)
                                       ----------   ---------
Net cash paid for acquisitions          $ 119.4      $ 28.7
                                       ==========   =========


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

                                                                     Exhibit 20
                                                                     Page 5 of 8

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  FINANCE RECEIVABLES

The composition of finance receivables outstanding is summarized as follows:

                                            June 30,       December 31,
                                              2001              2000
                                           ----------      ------------
                                              (in millions of dollars)
United States
  Retail                                   $ 41,650.3      $ 40,474.9
  Wholesale                                  16,459.3        20,454.9
  Commercial                                  4,683.2         3,970.8
  Leasing and lease financing                   676.6           632.9
  Other                                      12,447.0        11,712.8
                                           ----------      ----------
Total United States                          75,916.4        77,246.3
                                           ----------      ----------

Europe
  Retail                                      5,027.2         5,500.2
  Wholesale                                   2,992.2         3,552.2
  Commercial                                  1,184.3         1,267.4
  Leasing and lease financing                   347.6           431.7
  Other                                         461.8           469.2
                                           -----------     ----------
Total Europe                                 10,013.1        11,220.7
                                           ----------      ----------

Canada
  Retail                                      3,069.1         2,970.2
  Wholesale                                   2,055.5         2,438.1
  Commercial                                    320.3           307.1
  Leasing and lease financing                   659.7           660.2
  Other                                         228.3           218.5
                                           ----------      ----------
Total Canada                                  6,332.9         6,594.1
                                           ----------      ----------

Other Countries
  Retail                                      2,557.8         2,393.6
  Wholesale                                     844.3         1,092.2
  Leasing and lease financing                   332.1           452.9
  Other                                         151.2           228.9
                                           ----------      ----------
Total Other Countries                         3,885.4         4,167.6
                                           ----------      ----------

Total finance receivables                    96,147.8        99,228.7
                                           ----------      ----------

Deductions
  Unearned income                             4,544.9         4,872.1
  Allowance for credit losses                 1,499.6         1,331.8
                                           ----------      ----------
Total deductions                              6,044.5         6,203.9
                                           ----------      ----------
Finance receivables, net                   $ 90,103.3      $ 93,024.8
                                           ==========      ==========

                                                                     Exhibit 20
                                                                     Page 6 of 8

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  DEBT


                                           Weighted Average      June 30,      December 31,
                                            Interest Rate          2001           2000
                                           -----------------    ----------     ------------
                                                        (in millions of dollars)
Short-Term Debt
  Commercial paper                                              $ 12,915.0     $  43,633.5
  Demand notes                                                     4,942.5         4,663.9
  Master notes and other                                           8,843.2         2,223.6
  Bank loans and overdrafts                                        9,453.8         6,613.3
                                                                ----------     -----------
Total principal amount                                            36,154.5        57,134.3
  Unamortized discount                                               (60.5)         (220.7)
                                                                ----------     -----------
Total short-term debt                                             36,094.0        56,913.6
                                                                ----------     -----------


Long-Term Debt
Current portion of long-term debt                                 20,767.8        18,603.1

United States

  2002                                             5.4%            6,956.6        15,451.2
  2003                                             5.5%           14,437.4        11,351.6
  2004                                             5.4%           12,443.7         5,840.5
  2005                                             6.5%            5,270.7         4,502.3
  2006 to 2050                                     6.8%           24,616.0        11,478.1
                                                                ----------     -----------
Total United States                                               63,724.4        48,623.7

Other countries
  2000 - 2008                                      5.6%           10,867.5         9,815.4
                                                                ----------     -----------

Total United States and other countries                           95,359.7        77,042.2
  Unamortized discount                                              (600.9)         (583.6)
                                                                ----------     -----------
Total long-term debt                                              94,758.8        76,458.6
                                                                ----------     -----------

Mark to market adjustment *                                          541.0            --
                                                                ----------     -----------

Total debt                                                      $131,393.8    $  133,372.2
                                                                ==========    ============


* To adjust hedged debt to fair value


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

Financial results of GMAC's operating segments for the quarters and six months ended June 30, 2001 and 2000 are summarized below:

(in millions of dollars)
                                                                                            Eliminations/
                                 GMAC-NAO         GMAC-IO         GMACI       GMACMG        Reclassifications       Total
                                -----------      ----------    ---------   -----------      -----------------    -----------
For the Quarters Ended:
June 30, 2001
-----------------------
Total assets                    $ 139,253.6      $ 16,030.1    $ 7,212.2    $ 26,502.5          $(20,148.0)      $ 168,850.4

Net financing revenue                 416.9           233.7         --            --                 (34.8)            615.8


Other revenue                         796.8            84.7        647.9       1,105.7                24.4           2,659.5

Net income                            302.2            58.1         40.9          48.2                --               449.4

June 30, 2000
Total assets                    $ 133,128.8      $ 17,283.7    $ 7,148.9    $ 19,616.2          $(19,640.1)      $ 157,537.5

Net financing revenue                 255.6           250.6         --            --                  12.1             518.3

Other revenue                         646.5            29.9        623.5         645.6               (18.0)          1,927.5

Net income                            220.2            57.8         57.2          59.9                --               395.1

For the Six Months Ended:
June 30, 2001
Total assets                    $ 139,253.6      $ 16,030.1    $ 7,212.2    $ 26,502.5          $(20,148.0)      $ 168,850.4

Net financing revenue                 713.1           472.9          --            --                (64.7)          1,121.3

Other revenue                       1,590.4           176.7      1,296.5       2,023.9                47.1           5,134.6

Net income before cumulative
effect of accounting change           531.2           119.5         83.6         145.8                --               880.1

Net income                            580.0           114.4         75.4         144.6                --               914.4

June 30, 2000
Total assets                    $ 133,128.8      $ 17,283.7     $7,148.9    $ 19,616.2         $ (19,640.1)      $ 157,537.5

Net financing revenue                 530.9           515.8         --            --                  11.0           1,057.7

Other revenue                       1,193.1            62.3      1,228.3       1,307.0               (21.7)          3,769.0

Net income                            420.5           119.6        119.6         132.7                --               792.4


                                                                     Exhibit 20
                                                                     Page 8 of 8


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENTS

Effective January 1, 2001, GMAC adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138. Under these standards, GMAC records derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The after-tax cumulative effect of this accounting change as of January 1, 2001, was $34.3 million favorable to income and $52.6 million unfavorable to equity. The amount of the transition adjustment expected to be reclassified into earnings from other comprehensive income during 2001 is immaterial.

GMAC Automotive Operations

Interest Rate Instruments
Net after-tax gains of $12.2 million and $2.3 million (excluding $2.1 million transition adjustment) were recorded in other operating expenses, representing the ineffectiveness of fair value hedges for the second quarter and the six months ended June 30, 2001, respectively.

For the second quarter and six months ended June 30, 2001, there was no measured ineffectiveness in the Company's cash flow hedges.

GMAC Mortgage Operations
Fair Value Hedges
For the second quarter and six months ended June 30, 2001, GMACMG recognized a net after-tax loss of approximately $72.4 million and $100.5 million, respectively. These amounts were reported as a component of other operating expenses and represented the ineffective portion of all fair-value hedges. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.