Form 10-Q/A
period 2001-06-30
GENERAL MOTORS ACCEPTANCE CORP
filed 2001-08-29
CIK 40729

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

                          GENERAL MOTORS ACCEPTANCE CORPORATION
                          -------------------------------------
                          (Registrant)



                           s/    WILLIAM F. MUIR
Dated:   August 29, 2001   --------------------------------------------------
         ---------------   William F. Muir, Executive Vice
                           President and Chief Financial Officer and Director

                           s/    GERALD E. GROSS
Dated:   August 29, 2001   --------------------------------------------------
         ---------------   Gerald E. Gross, Controller and
                           Principal Accounting Officer


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

                                                                          Period Ended June 30,
                                                             ------------------------------------------
                                                                Second Quarter          Six Months
                                                             --------------------  --------------------
                                                                2001      2000       2001       2000
                                                             ---------  ---------  ---------  ---------
                                                                      (in millions of dollars)
Financing Revenue
Retail and lease financing                                   $ 1,276.4  $ 1,127.4  $ 2,504.5  $ 2,271.8
Operating leases                                               1,857.4    1,996.3    3,778.1    4,008.2
Wholesale, commercial and other loans                            624.6      704.2    1,377.2    1,327.3
                                                             ---------  ---------  ---------  ---------
   Total financing revenue                                     3,758.4    3,827.9    7,659.8    7,607.3
Interest and discount                                          1,945.3    2,027.3    4,065.4    3,936.9
Depreciation on operating leases                               1,197.3    1,282.3    2,473.1    2,612.7
                                                             ---------  ---------  ---------  ---------
   Net financing revenue                                         615.8      518.3    1,121.3    1,057.7
Insurance premiums earned                                        500.9      466.0    1,004.7      928.1
Mortgage revenue                                               1,381.2      877.0    2,571.5    1,736.8
Other income                                                     777.4      584.5    1,558.4    1,104.1
                                                             ---------  ---------  ---------  ---------
   Net financing revenue and other                             3,275.3    2,445.8    6,255.9    4,826.7
                                                             ---------  ---------  ---------  ---------

Expenses
Salaries and benefits                                            512.2      452.9    1,019.0      922.6
Amortization of intangibles                                      321.8      150.7      525.9      304.8
Other operating expenses                                       1,009.1      715.1    1,922.5    1,373.1
Insurance losses and loss adjustment expenses                    473.2      369.7      873.9      730.1
Provision for credit losses                                      275.3      130.3      535.7      237.7
                                                             ---------  ---------  ---------  ---------

   Total expenses                                              2,591.6    1,818.7    4,877.0    3,568.3
                                                         ---------  ---------  ---------  ---------

Income before income taxes                                       683.7      627.1    1,378.9    1,258.4
United States, foreign and other income taxes                    234.3      232.0      498.8      466.0
                                                             ---------  ---------  ---------  ---------
Income before cumulative effect of accounting change             449.4      395.1      880.1      792.4
Cumulative effect of accounting change                            --         --         34.3       --
                                                             ---------  ---------  ---------  ---------
Net Income                                                       449.4      395.1      914.4      792.4

Retained earnings at beginning of the period                   9,028.5    9,201.2    9,028.5    8,803.9
                                                             ---------  ---------  ---------  ---------
Total                                                          9,477.9    9,596.3    9,942.9    9,596.3
Cash dividends                                                    --         --         --         --
                                                             ---------  ---------  ---------  ---------
   Retained Earnings At End Of The Period                      9,477.9    9,596.3    9,942.9    9,596.3
                                                             =========  =========  =========  =========

Total Comprehensive Income                                   $   447.2  $   300.6  $   689.9  $   657.5
                                                             =========  =========  =========  =========



Certain   amounts  for  2000  have  been   reclassified  to  conform  with  2001
classifications. Reference should be made to the Notes to Consolidated Financial Statements.