Form 10-Q
period 2001-09-30
GENERAL MOTORS ACCEPTANCE CORP
filed 2001-11-08
CIK 40729

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF --- 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001, OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
--- 1934 FOR THE TRANSITION PERIOD FROM            TO
                                        ----------    -----------



                          Commission file number 1-3754
                                                 ------


                      GENERAL MOTORS ACCEPTANCE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                               38-0572512
-------------------------------              ---------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification No.)


200 Renaissance Center, P.O. Box 200
Detroit, Michigan                                 48265-2000
----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code  313-556-5000
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

As of September 30, 2001, there were outstanding 10 shares of the issuer's common stock.

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

          1.   Consolidated  Balance Sheet,  September 30, 2001 and December 31,
               2000.

          2. Consolidated Statement of Income, Net Income Retained for Use in the Business and Comprehensive Income for the Third Quarter and Nine Months Ended September 30, 2001 and 2000.

          3. Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2001 and 2000.

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

BUSINESS SEGMENT EARNINGS

GMAC earned consolidated net income of $437.0 million, up 9.0% from the $401.0 million earned in the third quarter of 2000. These earnings represent a record third quarter for GMAC. Net income for the first nine months of 2001 was $1,351.4 million, up 13.2% from the $1,193.4 million reported in the same period a year ago.

                                                          Period Ended September 30,
                                               ----------------------------------------------
                                                  Third Quarter               Nine Months
                                               -------------------       --------------------
                                                2001        2000            2001       2000
                                               --------   --------       --------    --------
                                                         (in millions of dollars)
Automotive and other financing operations      $  310.0   $  272.4       $1,004.4    $  812.5
Insurance operations *                             48.6       50.3          124.0       169.9
Mortgage operations**                              78.4       78.3          223.0       211.0
                                               ---------  --------       --------   ---------
Consolidated net income                        $  437.0   $  401.0       $1,351.4    $1,193.4
                                               ========   ========       ========   =========

*  GMAC Insurance Holdings, Inc. (GMACI)
** GMAC Mortgage Group, Inc. (GMACMG)


For the quarter, net income from automotive and other financing operations totaled $310.0 million, up 13.8% from the $272.4 million earned in the same period of 2000. The strong results can be attributed to higher asset levels and the positive impact of lower short-term interest rates, which were only partially offset by higher credit losses and lower off-lease residual values.

Insurance operations generated net income of $48.6 million in the third quarter of 2001, down 3.4% from the $50.3 million earned in the third quarter of 2000. Improved underwriting results were offset by lower investment income and capital gains reflecting general weakness in the equity markets.

Mortgage operations earned $78.4 million in the third quarter of 2001, virtually unchanged from the same period last year. Origination volume in the residential mortgage sector grew at a record pace but the related increase in earnings was largely offset by the impairment charges recorded on mortgage servicing rights due to higher levels of mortgage prepayments and the revaluation of retained interest securities from securitizations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

AUTOMOTIVE AND OTHER FINANCING OPERATIONS

Financing revenue totaled $3,658.4 million and $11,318.2 million in the third quarter and first nine months of 2001, respectively, compared to $3,906.7 million and $11,514.0 million for the comparable periods in 2000. The decreases were mainly due to a decline in asset earning rates during 2001.

Annualized net retail losses were 0.69% and 0.70% of total average serviced automotive receivables during the third quarter and first nine months of 2001, respectively, compared to 0.60% and 0.58% for the same periods last year. The increase was primarily due to the deterioration in economic conditions in North America. The provision for credit losses, most of which relates to automotive finance receivables, totaled $280.0 million and $815.7 million for the third quarter and nine months ended September 30, 2001, respectively, compared to $135.3 million and $373.0 million for the third quarter and nine months ended September 30, 2000, respectively. Higher outstanding finance receivables, increased commercial loan loss reserves, along with increased net losses due to the deterioration in economic conditions contributed to the increase in the provision for credit losses.

United States New Passenger Car and Truck Deliveries

U.S. deliveries of new GM vehicles during the third quarter and the first nine months of 2001 were lower compared to the comparable periods in 2000. The decrease in financing penetration in the third quarter and nine months of 2001 was primarily the result of a reduction in GM-sponsored leasing incentives.

                                                                   Period Ended September 30,
                                                            ----------------------------------------
                                                              Third Quarter           Nine Months
                                                            ----------------------------------------
                                                              2001     2000          2001     2000
                                                            -------  --------      -------  --------
                                                                  (In millions of units sold)

Industry                                                       4.2      4.6          13.0     13.9
General Motors                                                 1.2      1.2           3.6      3.9

New GM vehicle deliveries financed by GMAC
  Retail (installment sale contracts and operating leases)    40.1%    40.6%         41.1%    43.7%
  Fleet transactions (lease financing)                         1.2%     1.4%          1.8%     1.6%
Total                                                         32.2%    32.2%         32.7%    34.5%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing Volume

The number of new vehicle deliveries financed for GM and other dealers are summarized below:

                                                Period Ended September 30,
                                          --------------------------------------
                                           Third Quarter         Nine Months
                                          ---------------     ------------------
                                           2001     2000       2001       2000
                                         ------   ------     -------    -------
                                                 (in thousands of units)
United States
  Retail installment sale contracts         269      242         810        739
  Operating leases                           99      153         355        582
  Leasing                                     4        5          18         18
                                         ------   ------     -------    -------
New deliveries financed                     372      400       1,183      1,339
                                         ======   ======     =======    =======

Other Countries
  Retail installment sale contracts         136      135         362        374
  Operating leases                           67       62         205        202
  Leasing                                    12       11          37         43
                                         ------   ------     -------    -------
New deliveries financed                     215      208         604        619
                                         ======   ======     =======    =======

Worldwide
  Retail installment sale contracts         405      377       1,172      1,113
  Operating leases                          166      215         560        784
  Leasing                                    16       16          55         61
                                         ------   ------     -------    -------
New deliveries financed                     587      608       1,787      1,958
                                         ======   ======     =======    =======

The number of new vehicles financed in the U.S. during the third quarter and first nine months of 2001 was lower than the comparable periods in 2000, primarily as a result of a decline in the number of vehicles produced in the industry. Additionally, the increase in retail units and the decrease in operating lease units can be attributed to a shift from lease incentive programs to special rate retail finance and other programs sponsored by GM.

GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided for 850,000 and 2,516,000 new GM vehicles during the third quarter and first nine months of 2001, respectively, compared with 826,000 and 2,696,000 new GM vehicles during the respective periods in 2000. GMAC's wholesale financing represented 75.9% of all GM vehicle sales to U.S. dealers during the first nine months of 2001, up from 70.3% for the comparable period a year ago. The increase in wholesale penetration levels was attributable to continued marketing initiatives and competitive pricing strategies offered by the Company.

CONSOLIDATED INCOME AND EXPENSES

The Company's worldwide cost of borrowing, including the effects of derivatives, for the third quarter and first nine months of 2001 averaged 5.19% and 5.84%, respectively, compared to 6.71% and 6.43% for the same periods in 2000. Total borrowing costs for U.S. operations averaged 5.04% and 5.80% for the third quarter and first nine months of 2001, respectively, compared to 6.84% and 6.57% for the third quarter and first nine months of 2000, respectively. The decrease in average borrowing costs was mainly a result of a continued reduction in short-term market rates during the year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CONSOLIDATED INCOME AND EXPENSES (concluded)

Other income totaled $659.5 million and $2,217.9 million for the third quarter and nine months ended September 30, 2001, respectively, compared to $635.4 million and $1,739.5 million during the comparable 2000 periods. The year-to-year increase was mainly attributable to increased securitization of retail and wholesale receivables.

Consolidated salaries and benefits totaled $522.1 million and $1,541.1 million for the third quarter and first nine months of 2001, respectively, compared to $474.4 million and $1,397.0 million for the comparable periods last year. The increase was mainly attributable to continued growth and acquisitions at GMAC and GMACMG during 2000 and 2001.

Consolidated amortization of intangibles totaled $322.1 million and $848.0 million for the third quarter and first nine months of 2001, respectively, compared to $163.2 million and $468.0 million for the comparable periods last year. The increase was mainly a result of increases in the amortization of mortgage servicing rights as well as an increase in the amortization of goodwill. Increased mortgage servicing rights amortization resulted from impairment charges recorded related to the declining interest rate environment and the corresponding refinance activity in the marketplace. The increase in the amortization of goodwill was due to continued acquisitions at GMAC and GMACMG during 2000 and 2001.

Other operating expenses totaled $926.6 million and $2,849.1 million for the third quarter and first nine months of 2001, respectively, compared to $833.5 million and $2,206.6 million for the comparable periods last year. The increase was primarily due to continued growth and acquisitions at GMAC and GMACMG.

The effective income tax rate for the third quarter and nine months ended September 30, 2001 was 37.8% and 36.7%, respectively, compared to 38.0% and 37.4% for the third quarter and nine months ended September 30, 2000. The lower effective tax rate for the third quarter and nine months ended September 30, 2001 was primarily a result of reductions in Canadian federal and provincial income tax rates.

INSURANCE OPERATIONS

Net premiums earned by GMACI and its subsidiaries totaled $492.5 million and $1,497.2 million for the third quarter and nine months ended September 30, 2001, respectively, compared to $486.2 million and $1,414.3 million for the same periods during 2000. The increase for the quarter was a result of strong extended service contract revenue growth in both the U.S. and Canada. On a year-to-date basis, the increase was primarily a result of expanding customer relationships in assumed reinsurance and commercial auto coverages.

Pre-tax capital gains and investment and other income at GMACI totaled $150.4 million and $441.2 million for the third quarter and first nine months of 2001, compared to $135.3 million and $440.6 million for the same periods in 2000. On a year-to-date basis, higher other income, comprised mostly of service contract earned revenue, was partially offset by lower capital gains, reflecting general weakness in the equity markets.

Insurance losses and loss adjustment expenses totaled $430.8 million and $1,304.7 million during the third quarter and nine months of 2001, respectively, compared to $392.0 and $1,122.1 million for the comparable periods in 2000. The increase in 2001 was due to higher personal lines losses across all products and adverse weather-related losses in the wholesale program.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INSURANCE OPERATIONS (concluded)

Net income was $48.6 million and $124.0 million for the third quarter and nine months ended September 30, 2001, respectively, compared to $50.3 million and $169.9 million for the same periods in 2000. Net income for the third quarter 2001 reflected an improvement in underwriting offset by lower investment income and capital gains. Earnings for the nine months ended September 30, 2001 declined due primarily to lower capital gains.

MORTGAGE OPERATIONS

Mortgage revenue totaled $1,305.4 million and $3,876.9 million for the third quarter and first nine months of 2001, respectively, compared to $1,038.6 million and $2,775.4 million for the comparable periods in 2000. The growth in revenue was primarily attributable to significantly stronger lending volumes, loan originations and an increase in the servicing portfolio. Revenue growth was due to significant re-financing activity, which was a result of the decline in interest rates observed during the first nine months of 2001. In addition, multiple acquisitions, including GMACMG's acquisition of Nippon Asset Management in Japan in the second quarter of 2000, have increased revenues from other lines of business.

During the third quarter and first nine months of 2001, GMACMG loan originations, mortgage servicing acquisitions and correspondent loan volume totaled $47.7 billion and $115.6 billion, respectively, compared to $18.5 billion and $49.1 billion for the same periods in 2000. The increases were attributed to higher levels of loan production and securitizations. The combined GMACMG servicing portfolio, excluding GMAC term loans to dealers, totaled $383.3 billion at September 30, 2001, compared with $336.2 billion serviced at December 31, 2000. The increase over year-end was primarily due to increased loan production in the declining interest rate environment.

Net income was $78.4 million and $223.0 million for the third quarter and nine months ended September 30, 2001, respectively, compared to $78.3 million and $211.0 million for the same periods in 2000. Origination volume in the residential mortgage sector grew at a record pace but the related increase in earnings was largely offset by the impairment charges recorded on mortgage servicing rights due to higher levels of mortgage prepayments and the revaluation of retained interest securities from securitizations. As a result, net income for the third quarters of 2001 and 2000 was virtually unchanged. The increase in net income for the nine months ended September 30, 2001 compared to the same period in 2000 was attributed to higher loan originations and increased sales and securitization activity.

Continuing from the first quarter of 2001, interest rates, including those on originated loans for fifteen and thirty-year residential mortgages declined. This activity increased actual and potential mortgage refinancing activity resulting in a reduction in the expected future cash flows that support the carrying value of the mortgage servicing rights. As a result, for the third quarter and nine months ended September 30, 2001, the Company recorded after-tax impairment charges of $90.3 million and $161.2 million, respectively. Subsequent to September 30, 2001, mortgage rates continue to remain at historically low levels and prepayment activity continues at a pace similar to the third quarter. In the event that the hedge positions prove to be not fully effective, the Company may experience further impairment losses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

 MORTGAGE OPERATIONS (concluded)

The Company estimates the fair value of its mortgage servicing rights based upon assumptions that market participants would use. Typically, those assumptions are derived from similar transactions which occur in the marketplace. Continued industry consolidation and other factors have led to a substantial decline in relevant market transactions for certain residential mortgage products, particularly since April 2001. In assessing the fair value of its mortgage servicing rights, the Company relies in part on its own mortgage servicing rights cash flow history for certain assumptions and continues to use market driven earning rates, discounting factors and prepayment models.

On August 22, 2001, GMAC Residential Holding Corp., a wholly-owned subsidiary of GMAC Mortgage Group, announced that its wholly-owned subsidiary, GMAC Bank, a federal savings bank, received its charter from the Office of Thrift Supervision. GMAC Bank will offer or make available a variety of banking and personal financial services products. Along with deposit offerings, GMAC Bank intends to originate and purchase mortgage loans, as well as home equity loans and lines of credit. As of the date of this filing, GMAC Bank has met all regulatory capital requirements.

In the third quarter, GMAC Commercial Holding Corporation, a wholly-owned subsidiary of the GMAC Mortgage Group, provided a $563 million first mortgage loan secured by a leasehold interest in four properties in the World Trade Center complex (the Twin Towers and Four and Five World Trade Center). The mortgage loan was securitized, and $483 million of the bonds were sold to investors. GMAC Commercial Holding Corporation retained $80 million of the bonds. The insurance, as required in connection with GMAC's financing, does not exclude coverage for acts of terrorism. The insurance is from a consortium of 22 large and well-rated insurers. As a result, the Company believes that its exposure will be recoverable under the insurance policy.

FINANCIAL CONDITION AND LIQUIDITY

At September 30, 2001, the Company owned assets and serviced automotive receivables totaling $205.5 billion, $19.8 billion above December 31, 2000. The increase over year-end was principally the result of increases in cash and cash equivalents, serviced retail receivables, real estate mortgages held for sale, other assets, commercial and other loan receivables, mortgage lending receivables and due and deferred from receivable sales. These increases were partially offset by a decline in serviced wholesale receivables, operating lease assets, receivables due from GM, mortgage loans held for investment and factored receivables.

Finance receivables serviced by the Company, including sold receivables, totaled $117.7 billion at September 30, 2001, $5.2 billion above December 31, 2000 levels. The increase was primarily a result of a $7.5 billion increase in serviced retail receivables and a $1.3 billion increase in commercial and other loan receivables, partially offset by a $3.4 billion decline in serviced wholesale receivables. GM-sponsored retail financing incentives contributed to the growth in serviced retail receivables. The change in commercial and other loan receivables was primarily attributable to increases in secured notes as well as continued growth at GMAC Commercial Credit LLC and GMAC Business Credit LLC. The decrease in serviced wholesale receivables was due to reduced dealer inventory levels at September 30, 2001 compared to December 31, 2000. However, the on-balance sheet finance receivables decreased from $93.0 billion at December 31, 2000 to $90.6 billion at September 30, 2001 primarily due to an increase in securitization activity.

Cash and cash equivalents at September 30, 2001 totaled $10.5 billion, compared with $1.1 billion at December 31, 2000. The increase was primarily attributable to increased term funding activity during the period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION AND LIQUIDITY (continued)

The real estate mortgage inventory held for sale amounted to $10.1 billion at September 30, 2001, $4.3 billion above December 31, 2000. The increase was due to higher loan originations throughout 2001 in the declining interest rate environment.

Other assets at September 30, 2001 totaled $16.3 billion, compared with $12.0 billion at December 31, 2000. Of the total increase, $2.5 billion was attributable to the adoption of Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires GMAC to reflect the fair market value of its derivatives on the balance sheet. Additionally, other mortgage-related assets, which are included in other assets, totaled $4.7 billion at September 30, 2001, $1.1 billion above December 31, 2000. The increase in other mortgage-related assets was primarily due to acquisitions at GMACMG, increased broker-dealer receivables and mortgage related subordinate loan participations.

Mortgage lending receivables totaled $3.4 billion and $3.0 billion at September 30, 2001 and December 31, 2000, respectively. The increase was due to the acquisition of the warehouse lending operations of GE Capital Mortgage Services, Inc. in August 2001.

The Company's due and deferred from receivable sales (net) totaled $1.6 billion and $1.2 billion at September 30, 2001 and December 31, 2000, respectively. The increase over year-end was mainly due to an increase in cash deposits held for trusts and interest-only strip receivables due to three retail receivable and two wholesale receivable securitization transactions.

Consolidated operating lease assets, net of depreciation, totaled $26.3 billion at September 30, 2001, reflecting a decrease of $3.0 billion from December 31, 2000. The decrease was primarily attributable to a shift from lease incentive programs to special rate retail finance programs sponsored by GM.

Notes receivable from GM totaled $4.8 billion and $5.4 billion at September 30, 2001 and December 31, 2000, respectively. The decrease was mainly a result of a $0.5 billion decrease in a $2.0 billion revolving line of credit that GM has available with GMAC.

Mortgage loans held for investment totaled $1.4 billion and $1.9 billion at September 30, 2001 and December 31, 2000, respectively. The decline was primarily attributed to maturing construction loans which were transferred from held to maturity to held for sale.

Factored receivables totaled $1.8 billion and $2.3 billion at September 30, 2001 and December 31, 2000, respectively. The decrease was a result of a decline in client factored sales volume during 2001.

As of September 30, 2001, GMAC's total borrowings were $143.2 billion, compared with $133.4 billion at December 31, 2000. The increased borrowings were used to fund higher asset levels. GMAC's ratio of consolidated debt to total stockholder's equity at both September 30, 2001 and December 31, 2000 was 9.5:1.

Net unrealized losses on derivatives for the nine months ended September 30, 2001, of $218.6 million (including $52.6 million transition adjustment) was due to the adoption of SFAS No. 133 by the Company on January 1, 2001. This amount represents the effective portion of changes in the fair value of the Company's derivatives that are designated as cash flow hedges as well as unrealized losses on terminated cash flow hedges.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION AND LIQUIDITY (continued)

The Company and its subsidiaries maintain substantial bank lines of credit, which totaled $50.3 billion at September 30, 2001, compared to $48.1 billion at year-end 2000. The unused portion of these credit lines increased by $0.5 billion from December 31, 2000 to $38.9 billion at September 30, 2001. Included in the unused credit lines at September 30, 2001 is a $14.7 billion syndicated multi-currency global credit facility available for use in the U.S. by GMAC and in Europe by GMAC International Finance B.V. and GMAC (UK) plc. The entire $14.7 billion is available to GMAC in the U.S., $1.0 billion is available to GMAC (UK) plc and $0.9 billion is available to GMAC International Finance B.V. The syndicated credit facility serves primarily as back up for the Company's unsecured commercial paper programs. Also included in the unused credit lines is a $12.3 billion U.S. asset-backed commercial paper liquidity and receivables facility for New Center Asset Trust ("NCAT"), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

In June 2001, GMAC renewed the syndicated multi-currency global facility, which includes terms of five years on one-half of the facility (due to expire in June
2006) and a 364-day term with a one year term-out option. It was modified to permit the Company, at its discretion, to transfer up to approximately $6 billion of the banks' 364-day commitments to the liquidity and receivables facility for NCAT. Additionally, there is a leverage covenant restricting the ratio of consolidated debt to total stockholder's equity to no greater than 11.0:1 under certain conditions. This covenant is only applicable on the last day of any fiscal quarter (other than the fiscal quarter during which a change in rating occurs) during such times as the Company has senior unsecured long-term debt outstanding, without third-party enhancement, which is rated BBB+ or less by S&P or Baa1 or less by Moody's. Those conditions are in effect now but were not in effect during the quarter ended September 30, 2001.

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

Substantially all of the Company's short-term, medium-term and long-term debt has been rated by three nationally recognized statistical rating organizations. As of November 8, 2001, all of the ratings assigned were within the investment grade category.


                                          Senior     Commercial
Rating Agency                              Debt        Paper
-------------                            ---------   ----------

Fitch, Inc.                                A-           F-2
Moody's Investor's Service, Inc.           A2         Prime-1
Standard & Poor's Ratings Services        BBB+          A-2

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION AND LIQUIDITY (concluded)

Fitch, Inc. ("Fitch") has assigned ratings of A- and F-2 to the Company's senior debt and commercial paper, respectively. The A- rating is assigned by Fitch to bonds considered to be very good credit quality with the obligor's ability to pay interest and repay principal considered to be very good. The F-2 rating is assigned to short-term issues which possess a good credit quality based primarily on the existence of liquidity necessary to meet the obligations in a timely manner. In October 2001, Fitch downgraded the senior debt rating from A to A- and downgraded the commercial paper rating to F-2. The rating watch negative was removed and the rating outlook was revised to negative.

Moody's Investors Service, Inc. ("Moody's") has assigned a rating of A2 to the Company's senior debt, indicating favorable investment attributes and strong ability to repay principal plus interest. The Company's commercial paper has received a rating of Prime-1 from Moody's, reflecting superior ability for repayment of senior short-term debt obligations and assured ability to access alternative sources of liquidity. Additional repayment characteristics of commercial paper issues receiving this premium rating include leading market position in a well-established industry, high rates of return on funds employed, and broad margins in earnings coverage of fixed financial charges. The senior debt rating was upgraded from A3 to A2 in April 1998, whereas the commercial paper rating was assigned by Moody's in May 1995. On April 6, 2001, Moody's Investors Service, while affirming its ratings on GMAC, revised its outlook on the rating from stable to negative.

Standard & Poor's Ratings Services, a division of McGraw-Hill Companies, Inc. ("S&P") has assigned a rating of BBB+ to the Company's senior debt. The BBB+ rating is assigned to bonds considered to have adequate capacity to pay interest and repay principal. The Company's commercial paper has received a rating of A-2, indicating an adequate capacity for timely payment. In October 2001, S&P downgraded these senior debt and commercial paper ratings from A and A-1, respectively. All ratings were removed from credit watch and the rating outlook is now stable.

As of November 8, 2001, GMAC is not under review by any of the above rating agencies.


ACCOUNTING STANDARDS

In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which superceded similarly titled SFAS No. 125. GMAC adopted the disclosure provisions of the standard related to securitization of financial assets on December 31, 2000. On April 1, 2001, the Company adopted the accounting provisions of this standard related to transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The effect of adopting the accounting provisions of this new standard was not material to the Company's financial statements. Consistent with the provisions of the standard, prior year financial statements have not been restated.

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

In connection with the transitional impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. Any transitional impairment loss resulting from the adoption will be recognized as the effect of a change in accounting principle in the Company's statement of income. The Company has not determined the impact, if any, that this statement will have on its financial statements.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of. This Statement retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. This Statement is effective for fiscal years beginning after December 15, 2001. The Company has not determined the impact, if any, that this statement will have on its financial statements.

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

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company did not become a party to any material pending legal proceedings during the third quarter ended September 30, 2001, or prior to the filing of this report.


ITEM 5. OTHER INFORMATION

                       RATIO OF EARNINGS TO FIXED CHARGES

                                Nine Months Ended
                                  September 30,
                      ------------------------------------

                            2001                2000
                            ----                ----
                            1.37                1.31

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  EXHIBITS

     20 General Motors Acceptance Corporation and Subsidiaries Consolidated Financial Statements for the Nine Months Ended September 30, 2001.


(b)  REPORTS ON FORM 8-K.

     The Company filed Forms 8-K on July 17, 2001, August 27, 2001, September 28, 2001, October 3, 2001, October 16, 2001, October 18, 2001, October 22,
     2001 and October 24, 2001 reporting matters under Item 5, Other Events. In addition, the Company also filed a Form 8-K on October 24, 2001 reporting matters under Item 5, Other Events and Item 7, Financial Statements, Pro Forma Financial Information and Exhbits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GENERAL MOTORS ACCEPTANCE CORPORATION
                              --------------------------------------------------
                              (Registrant)



                              s/    WILLIAM F. MUIR
                              --------------------------------------------------
Dated:   November 8, 2001     William F. Muir, Executive Vice
         ----------------     President and Chief Financial Officer and Director


                              s/    GERALD E. GROSS
                              --------------------------------------------------
Dated:   November 8, 2001     Gerald E. Gross, Controller and
         ----------------     Principal Accounting Officer



                                                                                    Exhibit 20
                                                                                    Page 1 of 8
                      GENERAL MOTORS ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                                 September 30,   December 31,
                                                                    2001            2000
                                                                 -------------   ------------
Assets                                                              (in millions of dollars)
------
Cash and cash equivalents                                        $   10,483.3    $    1,147.8
Investments in securities                                             9,492.2         9,485.0
Finance receivables, net (Note 1)                                    90,550.5        93,024.8
Investment in operating leases, net                                  26,304.6        29,311.1
Notes receivable from General Motors Corporation                      4,849.6         5,434.0
Real estate mortgages - held for sale                                10,059.0         5,758.5
                      - held for investment                           1,394.1         1,895.1
                      - lending receivables                           3,418.8         2,960.0
Factored receivables                                                  1,803.9         2,291.1
Due and deferred from receivable sales, net                           1,604.9         1,159.3
Mortgage servicing rights, net                                        4,142.8         3,984.5
Other                                                                16,280.0        12,021.0
                                                                 ------------    ------------
Total Assets                                                     $  180,383.7    $  168,472.2
                                                                 ============    ============

Liabilities and Stockholder's Equity
------------------------------------
Liabilities
General Motors Corporation and affiliated companies, net         $      373.1    $     199.4
Interest                                                              2,085.4        1,765.9
Insurance losses and loss reserves                                    1,769.1        1,718.7
Unearned insurance premiums                                           2,488.2        2,151.1
Deferred income taxes                                                 3,823.2        3,574.3
United States and foreign income and other taxes payable                783.1          805.5
Other postretirement benefits                                           745.6          744.3
Other                                                                10,056.7       10,100.7
Debt (Note 2)                                                       143,239.7      133,372.2
                                                                 ------------    -----------
   Total liabilities                                                165,364.1      154,432.1
                                                                 ------------    -----------

Commitments and contingencies

Stockholder's Equity
Common stock, $.10 par value (authorized 10,000
 shares, outstanding 10 shares) and paid-in capital                   5,127.9        5,127.9
Retained earnings                                                    10,379.9        9,028.5
Net unrealized loss on derivatives                                     (218.6)          --
Net unrealized gains on securities                                       88.2          231.7
Unrealized accumulated foreign currency translation adjustment         (357.8)        (348.0)
                                                                 ------------    -----------
   Accumulated other comprehensive loss                                (488.2)        (116.3)
                                                                 ------------    -----------
   Total stockholder's equity                                        15,019.6       14,040.1
                                                                 ------------    -----------
Total Liabilities and Stockholder's Equity                       $  180,383.7    $ 168,472.2
                                                                 ============    ===========


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

                                                                            Period Ended September 30,
                                                                ------------------------------------------------
                                                                     Third Quarter              Nine Months
                                                                -----------------------    ---------------------
                                                                   2001         2000          2001        2000
                                                                 ---------    ---------    ---------   ---------
                                                                             (in millions of dollars)
Financing Revenue
Retail and lease financing                                       $ 1,335.0    $ 1,237.0    $ 3,839.5   $ 3,508.8
Operating leases                                                   1,778.2      1,967.5      5,556.3     5,975.7
Wholesale, commercial and other loans                                545.2        702.2      1,922.4     2,029.5
                                                                 ---------    ---------    ---------   ---------
   Total financing revenue                                         3,658.4      3,906.7     11,318.2    11,514.0
Interest and discount                                              1,719.8      2,158.5      5,785.2     6,095.4
Depreciation on operating leases                                   1,211.7      1,262.9      3,684.8     3,875.6
                                                                 ---------    ---------    ---------   ---------
   Net financing revenue                                             726.9        485.3      1,848.2     1,543.0
Insurance premiums earned                                            492.5        486.2      1,497.2     1,414.3
Mortgage revenue                                                   1,305.4      1,038.6      3,876.9     2,775.4
Other income                                                         659.5        635.4      2,217.9     1,739.5
                                                                 ---------    ---------    ---------   ---------
   Net financing revenue and other                                 3,184.3      2,645.5      9,440.2     7,472.2
                                                                 ---------    ---------    ---------   ---------

Expenses
Salaries and benefits                                                522.1        474.4      1,541.1     1,397.0
Amortization of intangibles                                          322.1        163.2        848.0       468.0
Other operating expenses                                             926.6        833.5      2,849.1     2,206.6
Insurance losses and loss adjustment expenses                        430.8        392.0      1,304.7     1,122.1
Provision for credit losses                                          280.0        135.3        815.7       373.0
                                                                 ---------    ---------    ---------   ---------
   Total expenses                                                  2,481.6      1,998.4      7,358.6     5,566.7
                                                                 ---------    ---------    ---------   ---------

Income before income taxes                                           702.7        647.1      2,081.6     1,905.5
United States, foreign and other income taxes                        265.7        246.1        764.5       712.1
                                                                 ---------    ---------    ---------   ---------
Income before cumulative effect of accounting change                 437.0        401.0      1,317.1     1,193.4
Cumulative effect of accounting change                                --            --          34.3        --
                                                                 ---------    ---------    ---------   ---------
Net Income                                                           437.0        401.0      1,351.4     1,193.4

Retained earnings at beginning of the period                       9,028.5      9,201.2      9,028.5     8,803.9
                                                                 ---------    ---------    ---------   ---------
Total                                                              9,465.5      9,602.2     10,379.9     9,997.3
Cash dividends                                                        --          --            --         --
                                                                 ---------    ---------    ---------   ---------
   Retained Earnings at End of the Period                          9,465.5      9,602.2     10,379.9     9,997.3
                                                                 =========    =========    =========   =========

Total Comprehensive Income                                       $   289.6    $   325.0    $   979.5   $   982.5
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


                                                                                                     Exhibit 20
                                                                                                     Page 3 of 8

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                ----------------------------
                                                                                     2001          2000
                                                                                ------------    ------------
                                                                                  (in millions of dollars)

Cash Flows From Operating Activities
Net income                                                                      $    1,351.4    $    1,193.4
Cumulative effect of accounting change, net of tax                                     (34.3)           --
Depreciation and amortization                                                        4,721.0         4,483.0
Provision for credit losses                                                            815.7           373.0
Gains on sales of finance receivables                                                 (134.5)           (4.6)
Gains on sales of available-for-sale investment securities                             (82.9)         (125.9)
Mortgage loans      - originations/purchases                                       (77,870.2)      (33,502.2)
                           - proceeds on sale                                       73,561.5        34,028.3
Mortgage-related securities held for trading:
                           - acquisitions                                           (1,288.0)         (942.0)
                           - liquidations                                            1,008.5           677.7
Changes in the following items:
  Due to General Motors Corporation and affiliated companies                           194.1            (0.5)
  Taxes payable and deferred                                                           404.1           450.9
  Interest payable                                                                     332.4           272.8
  Other assets                                                                      (1,690.4)       (1,074.0)
  Other liabilities                                                                   (594.3)          801.6
  Other                                                                                219.1            35.3
                                                                                ------------    ------------
  Net cash provided by operating activities                                            913.2         6,666.8
                                                                                ------------    ------------

Cash Flows From Investing Activities
Finance receivables          - acquisitions                                       (166,597.2)     (140,265.2)
                                     - liquidations                                103,918.6        88,559.8
Notes receivable from General Motors Corporation                                       425.4          (882.7)
Operating leases              - acquisitions                                       (10,586.2)      (12,146.4)
                                     - liquidations                                  9,722.9         7,811.9
Investments in available-for-sale securities:
                                     - acquisitions                                (23,349.1)      (16,994.7)
                                     - maturities                                   18,946.6        14,693.0
                                     - proceeds from sales                           4,617.7         2,411.4
Investments in held to maturity securities:
                                     - acquisitions                                   (261.9)          (13.9)
                                     - maturities                                      136.3            --
Mortgage servicing rights  - acquisitions                                             (883.5)         (698.3)
                                     - proceeds from sales                              17.3            --
Proceeds from sales of receivables - wholesale                                      58,641.9        41,242.9
                                                 - retail                            5,156.0         2,163.7
Net increase in short-term factored receivables                                        484.9           (64.6)
Due and deferred from receivable sales                                                (408.8)         (287.2)
Acquisitions of subsidiaries, net of cash acquired                                    (446.2)         (406.0)
Other                                                                                 (250.5)       (1,181.0)
                                                                                -------------   -------------
  Net cash used in investing activities                                               (715.8)      (16,057.3)
                                                                                -------------   -------------

Cash Flows From Financing Activities
Proceeds from issuance of long-term debt                                           42,791.4         19,450.3
Principal payments on long-term debt                                              (13,816.6)       (11,482.3)
Change in short-term debt, net                                                    (19,832.2)           609.6
Capital contribution from General Motors                                               --            1,000.0
                                                                                ------------    -------------
  Net cash provided by financing activities                                         9,142.6          9,577.6
                                                                                ------------    -------------

Effect of exchange rate changes on cash and cash equivalents                           (4.5)             3.3
                                                                                ------------    -------------

  Net increase in cash and cash equivalents                                         9,335.5            190.4
Cash and cash equivalents at the beginning of the period                            1,147.8            704.3
                                                                                ------------    -------------
Cash and cash equivalents at the end of the period                              $  10,483.3     $      894.7
                                                                                ============    =============

Non-Cash Financing Activity
   Capital contribution of property from General Motors                         $      --       $      479.1

Supplementary Cash Flows Information
   Interest paid                                                                $    5,305.5    $    5,753.8
   Income taxes paid                                                                   507.7           340.4


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


                                                                      Exhibit 20
                                                                     Page 4 of 8

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (concluded)


Supplementary Cash Flows Information (concluded)

During the nine months ended September 30, 2001 and 2000, assets acquired, liabilities assumed and consideration paid for the acquisitions of businesses were as follows:



                                          Nine Months Ended
                                            September 30,
                                      -----------------------
                                         2001         2000
                                      ----------   ----------
                                      (in millions of dollars)
Fair value of assets acquired         $   476.0    $ 1,209.7
Cash acquired                              (1.2)        (8.2)
Liabilities assumed                       (28.6)      (795.5)
                                      ----------   ----------
Net cash paid for acquisitions        $   446.2    $   406.0
                                      ==========   ==========


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


                                                                     Exhibit 20
                                                                     Page 5 of 8

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  FINANCE RECEIVABLES

The composition of finance receivables outstanding is summarized as follows:

                                                    September 30,   December 31,
                                                         2001          2000
                                                    -------------   ------------
                                                      (in millions of dollars)
United States
  Retail                                              $ 44,895.3    $ 40,474.9
  Wholesale                                             13,823.4      20,454.9
  Commercial                                             4,775.1       3,970.8
  Leasing and lease financing                              626.5         632.9
  Other                                                 12,269.3      11,712.8
                                                      ----------    ----------
Total United States                                     76,389.6      77,246.3
                                                      ----------    ----------

Europe
  Retail                                                 5,390.6       5,500.2
  Wholesale                                              2,935.6       3,552.2
  Commercial                                             1,218.3       1,267.4
  Leasing and lease financing                              357.0         431.7
  Other                                                    485.3         469.2
                                                      ----------    ----------
Total Europe                                            10,386.8      11,220.7
                                                      ----------    ----------

Canada
  Retail                                                 3,516.4       2,970.2
  Wholesale                                              1,559.3       2,438.1
  Commercial                                               354.8         307.1
  Leasing and lease financing                              636.8         660.2
  Other                                                    230.7         218.5
                                                      ----------    ----------
Total Canada                                             6,298.0       6,594.1
                                                      ----------    ----------

Other Countries
  Retail                                                 2,580.9       2,393.6
  Wholesale                                                823.6       1,092.2
  Leasing and lease financing                              292.2         452.9
  Other                                                    141.4         228.9
                                                      ----------    ----------
Total Other Countries                                    3,838.1       4,167.6
                                                      ----------    ----------

Total finance receivables                               96,912.5      99,228.7
                                                      ----------    ----------

Deductions
  Unearned income                                        4,764.4       4,872.1
  Allowance for credit losses                            1,597.6       1,331.8
                                                      ----------    ----------
Total deductions                                         6,362.0       6,203.9
                                                      ----------    ----------
Finance receivables, net                              $ 90,550.5     $93,024.8
                                                      ==========    ==========


                                                                                              Exhibit 20
                                                                                              Page 6 of 8

                                      GENERAL MOTORS ACCEPTANCE CORPORATION
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  DEBT


                                                Weighted Average   September 30,      December 31,
                                                 Interest Rate         2001               2000
                                             --------------------  -------------      -------------
                                                                      (in millions of dollars)
Short-Term Debt
  Commercial paper                                                  $ 18,744.5        $    43,633.5
  Demand notes                                                         5,003.5              4,663.9
  Master notes and other                                               3,318.8              2,223.6
  Bank loans and overdrafts                                            9,968.3              6,613.3
                                                                   --------------     ---------------
Total principal amount                                                37,035.1             57,134.3
  Unamortized discount                                                   (52.2)              (220.7)
                                                                   --------------     ---------------
Total short-term debt                                                 36,982.9             56,913.6
                                                                   --------------     ---------------


Long-Term Debt
Current portion of long-term debt                                     21,865.0             18,603.1

United States

  2002                                               5.3%              3,553.0             15,451.2
  2003                                               5.0%             16,948.1             11,351.6
  2004                                               4.8%             13,910.4              5,840.5
  2005                                               6.4%              5,407.9              4,502.3
  2006 to 2050                                       6.7%             32,277.2             11,478.1
                                                                                      ---------------
                                                                   --------------
Total United States                                                   72,096.6             48,623.7

Other countries
  2000 - 2008                                        5.3%             11,341.4              9,815.4
                                                                   --------------     ---------------

Total United States and other countries                              105,303.0             77,042.2
  Unamortized discount                                                  (599.0)              (583.6)
                                                                   --------------     ---------------
Total long-term debt                                                 104,704.0             76,458.6
                                                                   --------------     ---------------

Mark to market adjustment *                                            1,552.8                 --
                                                                   --------------     ---------------

Total debt                                                          $143,239.7         $  133,372.2
                                                                   ==============     ===============


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

Financial results of GMAC's operating segments for the quarters and nine months ended September 30, 2001 and 2000 are summarized below:

(in millions of dollars)
                                                                                               Eliminations/
                                           GMAC-NAO       GMAC-IO      GMACI      GMACMG     Reclassifications     Total
                                        ------------   ----------- ----------   ----------   -----------------   -----------
For the Quarters Ended:
September 30, 2001
Total assets                            $ 149,742.5     $ 17,260.1  $ 7,199.7   $ 29,542.5    $(23,361.1)    $180,383.7

Net financing revenue                         462.4          236.4       --           --            28.1          726.9


Other revenue                                 639.2           95.8      643.6      1,117.5         (38.7)       2,457.4

Net income                                    272.2           37.8       48.6         78.4          --            437.0

September 30, 2000
Total assets                             $135,600.6     $ 16,534.6  $ 7,238.8   $ 20,838.3    $(19,911.5)    $160,300.8

Net financing revenue                         262.6          235.3       --           --           (12.6)         485.3

Other revenue                                 666.3           93.3      621.3        774.5           4.8        2,160.2

Net income                                    221.3           51.1       50.3         78.3          --            401.0

For the Nine Months Ended:
September 30, 2001
Total assets                            $ 149,742.5     $ 17,260.1  $ 7,199.7   $ 29,542.5    $(23,361.1)    $180,383.7

Net financing revenue                       1,175.5          709.3       --           --           (36.6)       1,848.2

Other revenue                               2,229.6          272.5    1,940.1      3,141.4           8.4        7,592.0

Net income before cumulative
effect of accounting change                   803.4          157.3      132.2        224.2          --          1,317.1

Net income                                    852.2          152.2      124.0        223.0          --          1,351.4

September 30, 2000
Total assets                            $ 135,600.6     $ 16,534.6  $ 7,238.8   $ 20,838.3    $(19,911.5)    $160,300.8

Net financing revenue                         793.5          751.1       --           --            (1.6)       1,543.0

Other revenue                               1,859.4          155.6    1,849.5      2,081.6         (16.9)       5,929.2

Net income                                    641.8          170.7      169.9        211.0          --          1,193.4


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

GMAC Automotive Operations

Interest Rate Instruments
Net after-tax gains of $9.1 million and $11.4 million (excluding $2.1 million transition adjustment) were recorded in other operating expenses, representing the ineffectiveness of fair value hedges for the third quarter and the nine months ended September 30, 2001, respectively.

For the third quarter and nine months ended September 30, 2001, there was no measured ineffectiveness in the Company's cash flow hedges.

GMAC Mortgage Operations

Fair Value Hedges
For the third quarter and nine months ended September 30, 2001, GMACMG recognized a net after-tax loss of approximately $21.3 million and $121.7 million, respectively. These amounts were reported as a component of other operating expenses and represented the ineffective portion of all fair-value hedges. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.


NOTE 5.  TRANSACTIONS WITH AFFILIATES

On October 29, 2001, GMAC received a cash contribution from GM totaling $500.0 million.