Form 10-K
period 2001-12-31
GENERAL MOTORS ACCEPTANCE CORP
filed 2002-03-11
CIK 40729

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 -- FOR THE YEAR ENDED DECEMBER 31, 2001, OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
--- 1934 FOR THE TRANSITION PERIOD FROM            TO
                                             ----------    ----------

                                                  Commission file number 1-3754
                                                                         ------

                      GENERAL MOTORS ACCEPTANCE CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                  38-0572512
---------------------------------           --------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)               Identification No.)

200 Renaissance Center P.O. Box 200
-----------------------------------
Detroit, MI                                          48265-2000
-----------                                          ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  313-556-5000
                                                    ------------

The registrant meets the conditions set forth in General Instruction I(1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class
-------------------
6.00% Notes due February 1, 2002                        7 1/8% Notes due May 1, 2003
6 3/4% Notes due February 7, 2002                       8 3/4% Notes due July 15, 2005
Floating Rate Notes due April 29, 2002                  6 5/8% Notes due October 15, 2005
7.00% Notes due September 15, 2002                      6 1/8% Notes due January 22, 2008
Global Floating Rate Notes due September 25, 2002       8 7/8% Notes due June 1, 2010
6 5/8% Notes due October 1, 2002                        6.00% Debentures due April 1, 2011
8 1/2% Notes due January 1, 2003                        10.00% Deferred Interest Debentures due December 1, 2012
5 7/8% Notes due January 22, 2003                       10.30% Deferred Interest Debentures due June 15, 2015
6 3/4% Notes due March 15, 2003                         7.30% Public Income NotES (PINES) due March 9, 2031




All of the  securities  listed  above  are  registered  on the  New  York  Stock
Exchange.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.
                      ---
As of December 31, 2001, there were outstanding 10 shares of the issuer's common stock.

Documents incorporated by reference.  None.
                                      -----

================================================================================


                                    CONTENTS

                                     PART I                                                       Page No.
                                                                                                  --------
Item 1.    Business                                                                                  3

Item 2.    Properties                                                                                8

Item 3.    Legal Proceedings                                                                         8

                                     PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters                      8

Item 6.    Selected Financial Data                                                                   9

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                               10

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                29

Item 8.    Financial Statements and Supplementary Data                                               32

              Management's Responsibilities for Consolidated Financial Statements                    32

              Independent Auditors' Report                                                           33

              Consolidated Balance Sheet                                                             34

              Consolidated Statement of Income                                                       35

              Consolidated Statement of Changes in Stockholder's Equity                              36

              Consolidated Statement of Cash Flows                                                   38

              Notes to Consolidated Financial Statements                                             40

              Supplementary Financial Data                                                           78

                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                           79

           Signatures                                                                                80

           Exhibit Index                                                                             82

           Ratio of Earnings to Fixed Charges                                                        83

           Independent Auditors' Consent                                                             84

                                     PART I

ITEM 1.  BUSINESS

General Motors Acceptance Corporation (the "Company" or "GMAC"), a wholly-owned subsidiary of General Motors Corporation ("General Motors" or "GM"), was incorporated in 1997 under Delaware General Corporation Law. On January 1, 1998, the Company merged with its predecessor, which was originally incorporated in New York in 1919.

In conducting its primary line of business, financing, GMAC and its affiliated companies have a presence in 41 countries and offer a wide variety of automotive financial services to and through franchised General Motors dealers throughout the world. GMAC also offers financial services to other automobile dealerships and to the customers of those dealerships. Additionally, the Company provides commercial financing for real estate, equipment and working capital to automobile dealerships, GM suppliers and customers of GM affiliates. The Company also provides commercial financing and factoring services for companies in the apparel, textile, automotive supplier and numerous other industries. GMAC's other financial services include insurance and mortgage banking. The Company had 29,390 and 28,569 employees worldwide as of December 31, 2001 and 2000, respectively.

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

As the financing of GM manufactured vehicles comprises a substantial portion of the Company's business, any protracted reduction or suspension of GM's production or sales resulting from a decline in demand, work stoppage, governmental action, adverse publicity or other event could have a substantial unfavorable effect on the Company's results of operations. Conversely, an increase in production or a significant marketing program could positively impact the Company's results. Information about GM's production and sales can be found in GM's Annual Report on Form 10-K for the year ended December 31, 2001, filed separately with the Securities and Exchange Commission.

RETAIL FINANCING

GMAC conducts its U.S. and Canadian retail automotive financing business under the trade name GMAC Financial Services. The Company provides financial services to customers through dealers who have established relationships with GMAC. Retail installment obligations for new and used products that meet GMAC's credit standards are purchased directly from dealers.

Outside the U.S. and Canada, GMAC conducts its retail automotive financing business under various trade names, such as Opel Bank, Vauxhall Finance and Holden Financial Services, primarily depending upon General Motors activity in the country, while also considering local customs and requirements. Retail automotive financing is provided in a similar manner as in the U.S., but in some cases, GMAC enters into an installment obligation directly with the customer.

Effective December 2001, GMAC acquired in a transfer from its parent, GM, Saab Financial Services in the U.S. and Saab Finance Limited in the United Kingdom ("U.K."). Similar to GMAC's other operations, GMAC will provide retail financial services under the Saab name in the U.S. and the U.K. markets. Total assets and total liabilities were approximately $395.0 million and $318.0 million at December 31, 2001, respectively.

GMAC also provides subprime retail automotive financing and servicing to customers in the U.S. and Europe. Subprime financing in the U.S. is provided through Nuvell Credit Corporation and subprime servicing is provided through Nuvell Financial Services Corp., wholly owned subsidiaries of GMAC. In Europe, On:Line Financing Holdings, Ltd., a majority-owned subsidiary, provides standard rate and used vehicle financing.

Retail obligations are generally secured by lien notation on vehicle titles and/or other forms of security interest in the vehicles financed. After satisfying local requirements, GMAC is generally able to repossess the vehicle if the installment buyer fails to meet the obligations of the contract. The interests of both GMAC and the retail buyer are usually protected by automobile physical damage insurance. Collateral protection on certain vehicles is provided by GMAC's wholly owned insurance subsidiary.

General Motors may elect to sponsor retail finance programs by supporting special retail finance rates and/or guaranteeing residual values in excess of those established by independently published residual value guidebooks used by GMAC.

WHOLESALE FINANCING

Using GMAC's wholesale financing, qualifying dealers are able to finance new and used vehicles held in inventory pending sale or lease to retail or fleet buyers. When a dealer uses GMAC's Wholesale Finance Plan to acquire vehicles from a manufacturer or other vehicle sources, GMAC is ordinarily granted a security interest in those vehicles. GMAC is generally able to repossess the vehicle if the dealer does not pay the amount advanced or fails to comply with other conditions specified in the security agreement. Collateral protection on certain vehicles is provided by GMAC's wholly owned insurance subsidiary.

TERM LOANS

GMAC provides term loans for real estate, equipment and working capital to automobile dealerships, GM suppliers and customers of GM affiliates. The Company generally secures the loans with liens on real estate, other dealership assets and/or the personal guarantee of the dealer.

LEASING

In the U.S. and Canada, GMAC offers leasing plans to retail customers as well as dealers or other companies that rent or lease vehicles to others. GMAC also offers various lease products in 22 other countries.

LEASING (concluded)

Operating Leases
----------------
GMAC's most successful leasing program, called SmartLease in the U.S. and Canada, is a plan in which dealers originate the leases and offer them for purchase by GMAC. GMAC also offers full-service individual and fleet leasing products in Europe and Asia-Pacific. In addition to the maintenance management services directly associated with the full-service lease, the Company offers services including fleet management, accident management, fuel programs, title and licensing services and short-term vehicle rental.

Under SmartLease, as GMAC assumes ownership of the vehicles from the dealers, these leases are accounted for as operating leases, with the capitalized cost of the vehicles recorded as depreciable assets (net investment in operating leases). In the U.S. and Canada, dealers are not responsible for customers' performances during the lease periods nor for the values of the vehicles at the time of lease maturities. Credit standards for these programs are similar to those applied to retail financing contracts. The SmartLease program encourages shorter customer trading cycles. At lease termination, GMAC either sells the vehicle to the dealer or customer at a pre-determined price or sells the vehicle at either a physical or Internet auction for the market price.

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

Lease Financing
---------------
Dealers, their affiliates and other companies may obtain GMAC financing to buy vehicles, which they lease or rent to others. These leases, sometimes referred to as fleet leases, are categorized as finance receivables. GMAC generally has a security interest in these vehicles and in the rental payments. However, competitive factors occasionally result in a limited security interest in this collateral. Approximately 51 percent of GMAC's fleet financing receivables are covered by General Motors programs which provide a limited payment guarantee to participating financing institutions as consideration for extending credit to a fleet customer. Under these programs, General Motors reimburses the financing institution, subject to certain limitations, for losses on the sales of vehicles that are returned to the selling dealers or repossessed. As of January 1, 2002, General Motors terminated these programs. Volume acquired prior to 2002 will continue to be covered under the payment guarantee.

COMMERCIAL FINANCING

Through its subsidiaries GMAC Commercial Credit LLC and GMAC Business Credit LLC, the Company provides secured financing in the U.S., U.K. and Canada to companies in the apparel, textile, automotive supplier and numerous other industries. Financing is provided to clients through revolving lines of credit, term loans and the purchase of accounts receivable owed to clients from their customers (known as "factoring"). The Company also provides receivable/collection management products as well as guarantees amounts due under letters of credit issued by its clients to their suppliers. Accounts receivable and inventories are the primary security for commercial financing and factoring products and services.

INSURANCE

GMAC Insurance Holdings, Inc. ("GMACI"), a holding company formed in 1997, conducts insurance operations in the U.S., Canada, Europe, Latin America and Asia Pacific through Motors Insurance Corporation ("MIC"), GMAC RE Corp. ("GMAC RE"), Integon Corporation ("Integon") and other insurance subsidiaries. The subsidiaries operate and market under the GMAC Insurance common brand. GMACI insures and reinsures automobile service contracts, personal automobile insurance coverages ranging from preferred to non-standard risks and selected commercial insurance coverages.

INSURANCE (concluded)

GMAC Insurance is one of the world's largest underwriters of automotive extended service and maintenance contracts. Such contracts offer vehicle owners and lessees mechanical repair protection and extended roadside assistance for new and used vehicles beyond a manufacturer's new vehicle warranty. These contracts are marketed through automobile dealerships and on a direct response basis, covering virtually all vehicle makes and models. A significant portion of vehicle service contracts cover vehicles manufactured by General Motors.

GMAC RE underwrites diverse property and casualty risks, primarily in the U.S. market. Commercial lines coverage is primarily insurance for dealer vehicle inventories. MIC also provides collateral protection to GMAC on certain vehicles securing GMAC retail installment contracts.

The personal lines operation primarily provides physical damage and liability insurance coverages for automobiles and motorcycles, and also offers homeowners and umbrella policies. Personal lines policies are offered on a direct response basis through affinity groups, GM-employee programs and the Internet, and through a network of approximately 11,400 independent agencies. Automobile and motorcycle coverages are offered to nonstandard, standard and preferred drivers. The personal lines group operates in 48 states and the District of Columbia.

The property casualty insurance industry is highly competitive. Competition in the property casualty markets in which GMACI operates consists of large multi-line companies and smaller specialty carriers. None of these companies, including GMACI, holds a dominant position overall in these markets.

There are no material seasonal factors that affect the quarterly results of GMACI.

MORTGAGE BANKING

GMAC Mortgage Group, Inc. and its subsidiaries ("GMACMG") perform a wide array of real estate financial services including the origination, purchase, financing and servicing of residential, commercial and multifamily mortgage loans as well as the issuing, purchasing and selling of mortgage-backed securities. In addition, GMACMG actively acquires mortgage servicing rights from other mortgage bankers and financial institutions. Operations of GMACMG's various mortgage banking subsidiaries are conducted through its three primary businesses: GMAC Residential Holding Corp. ("GMACR"); GMAC Commercial Holding Corp. ("GMACCH"); and Residential Funding Corporation ("RFC").

GMACR provides residential real estate services nationwide. These services primarily include the origination, sale and servicing of first and second lien mortgage loans and high loan-to-value mortgage loans. GMACR also provides bundled real estate services to the consumer. These bundled services include real estate brokerage services utilizing a combination of franchised and company owned offices, full service relocation services, mortgage services and settlement services. Through GMAC Bank, which commenced operations in August 2001, GMACR offers a variety of personal financial products to its customers, including consumer deposits, consumer loans and other consumer investment services. During 2001, in connection with the creation of GMAC Bank, GMACR became a Unitary Thrift Holding Company. GMACR also acquired a warehouse lending operation in 2001 which provides interim financing to mortgage correspondents. At December 31, 2001, according to National Mortgage News, GMACR ranks nationally as the sixth largest servicer, with a servicing portfolio of $192.0 billion, and the seventh largest originator of residential mortgage loans. GMACR originates mortgage loans by utilizing its retail branch network, direct lending centers and correspondent/broker lender origination channels.

ITEM 1.  BUSINESS (concluded)

MORTGAGE BANKING (concluded)

GMACCH, with a servicing portfolio of more than $134.6 billion, is a global leader in commercial and multifamily mortgage loan servicing, loan origination, asset management and securitization of commercial mortgages. Through a subsidiary, GMACCH is also one of the largest underwriters of multifamily tax exempt bonds in the U.S. GMACCH serves the domestic and global markets and is a direct lender and correspondent for life insurance companies and pension funds. GMACCH provides a wide range of innovative financial products and services including long-term, interim and construction financing, appraisal services and specialized lending units focused on healthcare and hospitality, as well as e-commerce offerings through the Internet. GMACCH operates 75 offices in key United States markets and also has operations in Canada, the United Kingdom, France, Ireland and Japan. GMACCH has continued to diversify its operations and grow operating revenues through strategic domestic and international corporate and asset acquisitions focusing on commercial mortgage lending and related services and technology products. In 2001, GMACCH established GMAC Commercial Mortgage Bank (Ireland), PLC in Ireland which is regulated by the Central Bank of Ireland and provides GMACCH with a regulatory platform for entering into full-scale commercial mortgage banking activities in Europe.

RFC is engaged in several interrelated business lines including mortgage securitization, investing, origination and lending operations. RFC is a top issuer of private-label mortgage-backed securities in the U.S. based on dollar volume of private-label mortgage-backed securities issued as of December 31, 2001. RFC purchases non-conforming, single-family residential mortgages from mortgage lenders throughout the U.S., securitizes such mortgages into mortgage pass-through certificates, sells the certificates to investors and performs master servicing of these securities on behalf of investors. In addition to prime residential mortgages, RFC also purchases and securitizes subprime residential mortgages, home equity lines of credit and home improvement loans. RFC also provides warehouse lending facilities to certain mortgage banking customers secured principally by mortgage collateral, as well as long-term secured lines of credit to construction lending project managers and national and regional homebuilders. Additionally, RFC acquires seasoned or distressed mortgage loans and other real estate for resolution or sale, as well as manages its own portfolios of distressed unsecured consumer receivables and mortgage-related securities that were acquired from unrelated bond issuers. RFC maintains 53 offices in key United States markets and also has operations in the United Kingdom, Mexico, Japan, Brazil and the Netherlands.

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

FINANCIAL INFORMATION

Accounting policies and financial information regarding operating segments and operations by geographic area are set forth in Notes 1 and 15, respectively, in the Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

The Company and its subsidiaries have 260 automotive financial services offices, 28 commercial financial services offices, 101 insurance offices and 604 mortgage offices. Of the number of automotive financial services offices, 198 are in the United States and Puerto Rico, 12 in Canada and 50 in other countries. Of the number of commercial financial services offices, 20 are located in the United States, 2 in Canada and 6 in the United Kingdom. There are 93 insurance offices in the United States, 4 in Europe, 2 in Canada and 2 in Latin America. Of the number of mortgage offices, 571 are located in the United States, 2 in Canada, 9 in Latin America, 4 in Asia and 18 in Europe. Substantially all premises are occupied under lease.

The Company owns three properties in Michigan that were transferred from GM in 2000. GMAC leases these properties to GM as part of a sixteen-year lease arrangement. Automobiles, office equipment and other real estate properties owned and in use by the Company are not significant in relation to the total assets of the Company.

ITEM 3.  LEGAL PROCEEDINGS

GMAC is subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of GMAC under these government regulations and under these claims and actions, was not determinable at December 31, 2001. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company is a wholly-owned subsidiary of General Motors and, accordingly, all shares of the Company's common stock are owned by General Motors. There is no market for the Company's common stock.

The Company did not pay cash dividends to General Motors in 2001 and paid $1,377.5 million and $75.0 million of dividends in 2000 and 1999, respectively.


ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS

                                                 2001          2000          1999          1998          1997
                                              -----------   -----------   -----------   ------------  ------------

Income and net income retained for
use in the business                                                        (in millions of dollars)

Financing, insurance, and mortgage
 Revenue and other income                     $  25,475.8   $  23,661.1   $  20,218.0   $   17,913.9  $   16,595.4
                                              -----------   -----------   -----------   ------------  ------------

Interest and discount                             7,599.3       8,294.7       6,526.2        5,786.9       5,255.5
Depreciation on operating leases                  4,884.6       5,166.2       4,891.7        4,692.4       4,677.5
Operating expenses                                7,135.6       5,599.1       4,518.9        3,565.1       2,852.2
Insurance losses and loss adjustment
 Expenses                                         1,711.2       1,493.1       1,389.9        1,469.4       1,073.5
Provision for credit losses                       1,346.4         551.6         403.8          463.1         522.7
                                              -----------   -----------   -----------   ------------  ------------
   Total expenses                                22,677.1      21,104.7      17,730.5       15,976.9      14,381.4
                                              -----------   -----------   -----------   ------------  ------------

Income before income taxes                        2,798.7       2,556.4       2,487.5        1,937.0       2,214.0
United States, foreign and other                                                960.2
 Income taxes                                     1,047.1         954.3                        611.7         912.9
                                              -----------   -----------   -----------   ------------  ------------
Income before cumulative effect of
 Accounting change                                1,751.6       1,602.1       1,527.3        1,325.3       1,301.1
Cumulative effect of accounting
 Change *                                            34.3          --            --             --            --
Cash dividends                                       --         1,377.5          75.0          300.0         750.0
                                              -----------   -----------   -----------   ------------  ------------
Net income retained in the year               $   1,785.9   $     224.6   $   1,452.3   $    1,025.3  $      551.1
                                              ===========   ===========   ===========   ============  ============


Total assets                                  $ 192,720.9   $ 168,472.2   $ 148,837.8   $  131,794.6   $ 109,725.6
                                              ===========   ===========   ===========   ============  ============

Debt
   Short-term debt                            $  36,214.2   $  56,913.6   $  50,838.5   $   49,491.2  $   41,464.5
   Long-term debt                               114,930.8      76,458.6      70,319.7       56,682.0      45,436.8
   Mark to market adjustment **                     888.2          --            --             --            --
                                              -----------   -----------   -----------   ------------  ------------
Total debt                                    $ 152,033.2   $ 133,372.2   $ 121,158.2   $  106,173.2  $   86,901.3
                                              ===========   ===========   ===========   ============  ============

* Refer to Notes 1 and 17 of the Notes to Consolidated Financial Statements.
**Refer to Note 8 of the Notes to Consolidated Financial Statements.

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

SIGNIFICANT ACCOUNTING POLICIES

The Company has identified the following significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.

Allowance for Credit Losses
---------------------------
The allowance for credit losses is generally established during the period in which receivables are acquired and is maintained at a level deemed appropriate by management based on historical and other factors that affect collectibility. Such factors include the historical trends of repossession, charge-offs, recoveries and credit losses; the careful monitoring of portfolio credit quality, including the impact of acquisitions; and current and projected economic and market conditions. The evaluation of these factors involves complex, subjective judgments. Thus, changes in these factors may significantly impact the Consolidated Financial Statements. For example, recent deterioration in economic conditions in North America have contributed to an increase in net finance receivable losses and, consequently, an increase in the allowance. Different assumptions or changes in economic circumstances could result in additional changes to the allowance for credit losses. See Notes 1, 2 and 13 in the Notes to Consolidated Financial Statements.

Investments in Operating Leases
-------------------------------
Investments in the residual values of the Company's leasing portfolio represent an estimate of the values of the assets at the end of the lease contract and are initially recorded based on appraisals and estimates. Management reviews residual values periodically to determine that recorded amounts are appropriate and the operating lease assets have not been impaired. In addition, the Company actively manages the remarketing of off-lease vehicles to maximize the realization of the recorded residuals. Upon disposal of the assets, the provision for depreciation is adjusted for the difference between the net book value and the proceeds of sale or salvage. As a result of a continued weakness in off-lease residuals, the Company has experienced a decline in proceeds upon disposal of its vehicles at termination. Changes in the estimation process used to record the initial value of the residuals or the existence of other external factors impacting the Company's future ability to market the vehicles under then prevailing market conditions may significantly impact the realization of residual values. See Notes 1 and 4 in the Notes to Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

SIGNIFICANT ACCOUNTING POLICIES (concluded)

Securitization Accounting
-------------------------
The Company sells finance and mortgage loan receivables through special purpose entities which then issue asset or mortgage-backed securities to private or public investors. The Company records a gain or loss on the sale of receivables and generally retains interests in the sold receivables, which include interest-only strips and specific tranches in the securitization, including subordinate tranches subject to first loss positions, as well as the right to service the sold receivables. The recognition of a gain or loss and the valuation of retained interests is based on an allocation of the cost of the sold receivables between the portion sold and the portion retained based on their relative fair values on the date of sale. The fair value of the retained interests, including mortgage servicing rights, is estimated using the present value of future expected cash flows, with market interest rates, discount rates commensurate with the risks involved, estimated credit losses, credit spreads and prepayment speeds comprising the key calculation assumptions. Such assumptions are determined utilizing data obtained from other market participants, where available. Otherwise, such assumptions are based on historical information or derived from management's best estimate. Thus, the selection of assumptions involves complex, subjective judgments which, when changed, may significantly impact the financial statements. For example, throughout most of 2001, interest rates declined, increasing actual and potential mortgage refinancing activity and resulting in reduced expected future cash flows that support the carrying value of the Company's mortgage servicing rights, resulting in significant impairment charges. (See further discussion in Mortgage Operations section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.) The selection of different assumptions used in estimating fair value or the impact of changes in economic circumstances could result in additional declines in fair value to the retained interests in securitizations. See Notes 1, 3, 6, 13 and 14 in the Notes to Consolidated Financial Statements.

Accounting for Derivatives and Other Contracts at Fair Value
------------------------------------------------------------
The Company uses derivatives in the normal course of business to reduce its exposure to fluctuations in interest and foreign currency rates. Effective January 1, 2001, the Company accounts for its derivatives on the Consolidated Balance Sheet as assets or liabilities, at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Such accounting is complex, evidenced by significant interpretations of the primary accounting standard which continues to evolve, as well as the significant judgments and estimates involved in estimating fair value in the absence of quoted market values. These estimates are based on valuation methodologies deemed appropriate in the circumstances; however, the use of different assumptions may have a material effect on the estimated fair value amounts. In addition, hedge accounting requires that the Company assess effectiveness between changes in fair value of derivatives designated as hedges compared to changes in fair value of the underlying hedged assets or liabilities for each reporting period. The effectiveness tests involve estimation of the fair values of future transactions as well as an evaluation of the probability of occurrence of such transactions. Using different assumptions and changing circumstances may impact the results of the effectiveness testing and ultimately the timing of when changes in derivative fair values are recorded in earnings. See Notes 1, 6, 8, 13, 14 and 17 in the Notes to Consolidated Financial Statements.

Insurance Losses and Loss Reserves
----------------------------------
The liability for losses and loss expenses represents the accumulation of estimates for reported losses and a provision for losses incurred but not reported, including claim adjustment expenses. Loss reserve projections are used to estimate loss reporting patterns, loss payment patterns and ultimate claim costs. An inherent assumption in such projections is that historical loss patterns can be used to predict future patterns with reasonable accuracy. Because many variables can affect past and future loss patterns, the effect of changes in such variables on the results of loss projections must be carefully evaluated. The evaluation of these factors involves complex, subjective judgments which may significantly impact the financial statements. Insurance liabilities are, therefore, necessarily based on estimates, and the ultimate liability may vary from such estimates. These estimates are regularly reviewed by management and adjustments to such are included in income on a current basis. See Note 12 in the Notes to Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

BUSINESS SEGMENT EARNINGS

GMAC earned consolidated net income of $1,785.9 million, up 11.5% from the $1,602.1 million earned in 2000. These earnings set an annual record for GMAC, with 2001 net income being the seventh straight year of increase. The following table summarizes the most recent earnings of GMAC's automotive and other financing, insurance and mortgage operations on a year-to-year basis:


                                                           Net Income ***
                                              ---------------------------------------
                                                 2001         2000         1999
                                              ----------  -----------   -------------
                                                     (in millions of dollars)
Automotive and other financing operations      $1,254.9    $ 1,054.7     $  1,056.9
Insurance operations *                            200.2        220.0          209.9
Mortgage operations **                            330.8        327.4          260.5
                                              ----------  -----------   -------------
Consolidated total                             $1,785.9    $ 1,602.1     $  1,527.3
                                              ==========  ===========   =============

*    GMAC Insurance Holdings, Inc.
**   GMAC Mortgage Group, Inc.
*** This  section  should  be read in  conjunction  with Note 15 in the Notes to
Consolidated Financial Statements.

On a consolidated basis, GMAC's return on average equity capital was 12.0% in 2001, compared to 12.4% in 2000 and 14.7% in 1999. The Company did not pay cash dividends to General Motors in 2001 and paid $1,377.5 million and $75.0 million in 2000 and 1999, respectively.

In 2001, net income from automotive and other financing operations totaled $1,254.9 million, compared to $1,054.7 million earned in the prior year. Lower market interest rates and increased asset levels more than offset weakness in off-lease residual values, higher credit losses and wider borrowing spreads that occurred in the wake of negative rating agency actions. Net income in 2000 was virtually unchanged from 1999. Increased financing volumes and asset levels were offset by the negative impact stemming from the higher level of market interest rates in 2000 over 1999.

Net income from insurance operations totaled $200.2 million in 2001, 9.0% and 4.6% lower than 2000 and 1999 earnings, respectively. The decrease from 2000 was due to a reduction in capital gains, reflecting general weakness in the equity markets, partially offset by improved underwriting results. The increase in 2000 from 1999 was primarily due to improved operating results and higher investment income and capital gains.

Net income from mortgage operations totaled $330.8 million in 2001, 1.0% and 27.0% higher than 2000 and 1999 earnings, respectively. The results reflected strong origination volumes and securitizations, which kept pace with the large run-off of home mortgages that occurred during periods of high refinance activity. Revenue growth during 2001 associated with strong residential loan originations, increases in the servicing portfolio and realized gains on the sale and securitization of mortgage loans, were largely offset by impairment charges recorded on mortgage servicing rights due to higher mortgage prepayment experience. Pre-tax gains on securitizations of mortgage loans were $994.6 million, 37.6% and 65.0% higher than gains in 2000 and 1999, respectively. The increase in 2000 over 1999 performance reflected the benefit of strong international growth, lower cost of servicing and increased mortgage originations during the second half of 2000.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

AUTOMOTIVE AND OTHER FINANCING OPERATIONS

United States New Passenger Car and Truck Deliveries

U.S. deliveries of new GM vehicles during 2001 were slightly lower than 2000 levels. U.S. deliveries of new GM vehicles during 2000 were virtually unchanged compared to 1999 levels. Financing penetration of new GM vehicle retail deliveries during 2001 and 2000 grew as a result of an increase in GM-sponsored retail incentives in each of these years.

                                                For the Years Ended December 31,
                                                --------------------------------
                                                     2001    2000    1999
                                                    ------- ------- -------
                                                     (in millions of units)
Industry                                             17.5    17.8    17.4
General Motors                                        4.9     5.0     5.0

U.S. new GM vehicle deliveries financed by GMAC
  Retail (installment sale contracts and
   Operating leases)                                 50.0%   43.6%   40.6%
 Fleet transactions (lease financing)                 1.8%    1.7%    1.6%
Total                                                41.1%   34.7%   32.8%

Financing Volume

The number of new vehicle deliveries financed for GM and other dealers are summarized below:

                                       For the Years Ended December 31,
                                       --------------------------------
                                          2001     2000     1999
                                         -------  -------  -------
                                          (in thousands of units)
United States
  Retail installment sale contracts       1,589    1,012      867
  Operating leases                          399      680      774
  Leasing                                    21       23       24
                                         -------  -------  -------
New deliveries financed                   2,009    1,715    1,665
                                         =======  =======  =======

Other Countries
  Retail installment sale contracts         487      483      470
  Operating leases                          265      273      291
  Leasing                                    50       55       66
                                         -------  -------  -------
New deliveries financed                     802      811      827
                                         =======  =======  =======

Worldwide
  Retail installment sale contracts       2,076    1,495    1,337
  Operating leases                          664      953    1,065
  Leasing                                    71       78       90
                                         -------  -------  -------
New deliveries financed                   2,811    2,526    2,492
                                         =======  =======  =======

The change in the total number of vehicles financed since 1999 can be attributed to the Company's continued increase in special rate financing programs sponsored by GM. Most significantly, in the fourth quarter of 2001, GM launched the "Keep America Rolling" zero percent financing program, which contributed to the increase in retail contracts compared to 2000 and 1999. The decrease in operating lease units over that time can be attributed to a shift from lease incentive programs to special rate retail finance programs sponsored by GM for both the U.S. and internationally.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing Volume (concluded)

The average new vehicle retail finance contract purchased by GMAC in the United States during 2001 was $26,100 compared to $23,500 in 2000 and $22,300 in 1999.
The average term for new vehicle retail finance contracts purchased was 53 months in 2001, compared to 55 months in 2000 and 54 months in 1999, while the monthly payment on such contracts purchased in 2001 averaged $493 compared to $424 in 2000 and $412 in 1999. The increase in the average amount of a retail finance contract purchased was primarily the result of a reduction in the average customer downpayment and an increase in the average new vehicle cash price. The increase in the average monthly payment resulted from the increase in the average amount of a retail finance contract purchased and a shorter average term, partially offset by a decrease in the average customer finance rate.

During 2001, the average capitalized cost for new vehicle retail operating lease contracts entered into in the United States was $26,100 compared to $24,300 in 2000 and $23,700 in 1999. The average term of such new vehicle retail leases was 36 months in 2001, 2000 and 1999. The average monthly retail lease payments on such contracts were $401 in 2001, $358 in 2000 and $340 in 1999. The changes in average cost and monthly payment during 2001 were mainly attributable to a continued shift in volume towards more expensive vehicle models.

GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, wholesale inventory financing was provided for 3.4 million, 3.6 million and 3.5 million new GM vehicles, representing 75.5%, 71.5% and 67.7% of all GM sales to U.S. dealers during 2001, 2000 and 1999, respectively. The increase in wholesale penetration was attributable to marketing initiatives and competitive pricing strategies offered by the Company.

Collection Results and Asset Quality

The following statistics, which include owned and sold automotive assets, summarize the Company's delinquency, repossession and loss experience:

                                                                     For the Years Ended December 31,
                                                                  ----------------------------------------
                                                                      2001          2000         1999
                                                                  ------------   ----------   ------------
Retail - Worldwide
------------------
Accounts past due over 30 days (average)                              2.4%           2.4%         2.6%
Repossessions of new vehicles                                         1.4%           1.3%         1.4%
Repossessions of used vehicles                                        3.5%           3.1%         2.9%

Net retail losses as a percent of
 total average serviced receivables                                  0.77%          0.62%        0.63%

Net retail losses as a percent of liquidations
----------------------------------------------
Retail serviced - Worldwide                                          1.54%          1.19%        1.17%
New retail serviced - United States                                  1.21%          0.97%        0.93%
Retail sold - United States                                          0.66%          0.80%        0.78%

Charge-offs - Worldwide (in millions of dollars)
------------------------------------------------
Total serviced receivables, net of recoveries                      $ 588.8        $ 320.7      $ 295.6
Total owned receivables, net of recoveries                           549.6          286.5        262.7

Allowance for credit losses as a percent of
 total net serviced receivables - Worldwide                          1.65%          1.24%        1.20%

Operating lease portfolio - United States (average)
---------------------------------------------------
Accounts past due over 30 days                                       1.88%          1.49%        1.30%
Early terminations by default as a percent of units outstanding      1.61%          1.23%        1.09%

Loss experience worsened in 2001 due to the deterioration in economic conditions in North America. Loss experience in 2000 remained relatively consistent with 1999.

Revenue recognition was suspended on approximately 0.16% and 0.25% of gross retail finance receivables as of December 31, 2001 and 2000, respectively.

Repossessed collateral with a net book value of $189.0 million and $139.2 million has been acquired in satisfaction of retail loans and leases outstanding as of December 31, 2001 and 2000, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing Revenues

Financing revenue totaled $15.1 billion in 2001, compared to $15.5 billion and $13.8 billion for 2000 and 1999, respectively. The decrease in 2001 was mainly due to a decline in asset earning rates during 2001, a decrease in both operating lease assets and wholesale receivables, which were offset by an increase in retail receivables. The increase in 2000 over 1999 was mainly due to higher average retail, wholesale and commercial and other loan receivable balances.

Retail and lease financing revenue totaled $5,343.0 million in 2001, compared to $4,773.8 million and $4,303.0 million for 2000 and 1999, respectively. The increase in 2001 over 2000 and 1999 was mainly due to a significant increase in average outstanding retail balances, which resulted from increased retail financing incentives sponsored by GM. This was partially offset by lower asset earning rates in 2001.

Operating lease revenue, net of depreciation, totaled $2,484.8 million in 2001, compared to $2,740.5 million and $2,537.5 million in 2000 and 1999, respectively. The decrease in 2001 was partially attributable to the decrease in average outstanding operating lease assets, which was caused by the shift from lease incentive programs to special rate retail finance and other programs sponsored by GM. Additionally, lower realized gains from the sale of off-lease vehicles, caused by a weakness in residual values, contributed to the decrease. The increase in 2000 over 1999 was primarily attributable to increases in asset earning rates, which was partially offset by decreases in operating lease assets.

Wholesale, commercial and other loan financing revenue amounted to $2,371.1 million, compared with $2,812.9 million and $2,045.7 million in 2000 and 1999, respectively. The decrease in 2001 from 2000 was attributable to the decrease in serviced wholesale receivables due to lower dealer inventory levels, an increase in wholesale securitization activity and a decline in asset earning rates. The increase in 2000 from 1999 was mainly due to increased commercial loan receivables due to GMAC Commercial Credit LLC's acquisitions of the factoring businesses of Finova Capital Corporation. In addition, serviced wholesale loan receivable balances increased due to higher dealer inventory levels as well as an increase in wholesale penetration.

Pre-tax gains on sold retail receivables, included in other income, totaled $210.4 million during 2001 compared with $13.7 million in 2000 and $64.2 million in 1999. The increase in 2001 was due to greater securitization volume along with the declining interest rate environment. Retail receivables sales generally accelerate the recognition of income on retail contracts, net of servicing fees and other related deferrals, into the period the receivables are sold. The amount of such gains is affected by a number of factors and may create variability in quarterly earnings depending on the type and amount of receivables sold and the structure used to effect the sale, as well as interest rate levels and prevailing financial market conditions.

This acceleration results in the pre-tax gains reflected above and can create variability in annual earnings depending on the amount, timing and the net margin between the average yield and all-in-cost of the sold receivables. The acceleration also reduces profit potential in future periods. Although this acceleration can significantly impact quarterly or year-to-year comparisons, it should be noted that the Company generally recognizes approximately 70 percent of interest and discount revenue in the first two years of a retail contract (reflecting the term of the underlying contracts, revenue recognition methods and historical prepayment experience). As such, depending on the timing of receivables sales in a given year, the net impact on annual earnings may be substantially less than the gains indicated.

Financing Expenses

As noted earlier, net retail losses as a percentage of total average serviced automotive receivables was 0.77%, 0.62% and 0.63% in 2001, 2000 and 1999, respectively. The increase was primarily due to the deterioration in economic conditions in North America. The provision for credit losses, most of which relates to retail receivables, totaled $1,346.4 million, $551.6 million and $403.8 million in 2001, 2000 and 1999, respectively. Higher outstanding finance receivables, increased commercial loan loss reserves, along with increased net losses due to the deterioration in economic conditions contributed to the increase in the provision for credit losses.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INSURANCE OPERATIONS

Gross premiums written by GMACI and its subsidiaries totaled $2,811.6 million, $2,395.5 million and $2,231.8 million in 2001, 2000 and 1999, respectively. Net insurance premiums earned totaled $2,044.6 million in 2001, an increase of $160.8 million from 2000 and an increase of $250.7 million over 1999. The gross premiums written increase from 2000 was primarily due to strong volume in mechanical business as a result of the Oldsmobile extended service contract and "Keep America Rolling" promotions. Additionally, gross and net premiums earned increased due to expanding customer relationships in assumed reinsurance business and strong volume in dealer vehicle inventory insurance. The increases from 1999 were mainly due to premium growth across all business lines.

Pre-tax capital gains at GMACI, which are included in other income, totaled $84.7 million for 2001, a decrease of $80.8 million from 2000 and a decrease of $74.1 million over 1999. Capital gains in 2001 were lower due to general weakness in the equity markets. The change between 2000 and 1999 was attributed to the timing of sales and overall market conditions.

Insurance losses and loss adjustment expenses totaled $1,711.2 million, $1,493.1 million and $1,389.9 million in 2001, 2000 and 1999, respectively. The increase in 2001 from 2000 was primarily due to higher personal lines losses associated with increased vehicle repair costs, increased premiums written in mechanical and assumed reinsurance business and adverse weather-related losses in commercial lines. The increase in 2000 from 1999 was primarily due to deteriorating losses in the personal lines' agency business resulting from an increase in frequency and severity of claims, as well as liability and personal damage claims.

Net income from insurance operations totaled $200.2 million in 2001, 9.0% and 4.6% lower than 2000 and 1999 earnings, respectively. The decrease from 2000 was due to a reduction in capital gains, reflecting general weakness in the equity markets, partially offset by improved underwriting results. The increase in 2000 from 1999 was primarily due to improved operating results and higher investment income and capital gains.

MORTGAGE OPERATIONS

During 2001, GMACMG continued to maintain its position as a leading real estate financial services company in the United States. Loan origination, mortgage servicing acquisitions and correspondent loan volume totaled $160.8 billion, $86.0 billion and $91.6 billion for the years ended December 31, 2001, 2000 and 1999, respectively. The increase from 2001 over 2000 and 1999 was attributable to volume increases caused by declining interest rates. The decrease from 2000 over 1999 was attributable to volume reduction caused by increasing interest rates. Reflecting stronger business activities and acquisitions, the GMACMG servicing portfolio at December 31, 2001, was $405.1 billion, 20.5% above the $336.2 billion at December 31, 2000, excluding $3.8 billion and $3.7 billion of GMAC term loans at December 31, 2001 and 2000, respectively. GMACMG ranked among the leading originators and servicers of both residential and commercial mortgages at December 31, 2001.

Mortgage revenue totaled $5,333.6 million, $3,907.2 million and $2,982.3 million for the years ended December 31, 2001, 2000 and 1999, respectively, including gains on securitization of mortgage loans of $994.6 million, $722.8 million and $602.8 million, respectively. Revenue growth in 2001 was primarily attributable to significantly stronger lending volumes, loan originations, securitizations and an increase in the servicing portfolio, reflecting significant re-financing activity prompted by the decline in interest rates observed throughout most of 2001. In addition, multiple acquisitions, including GMACMG's acquisition of Nippon Asset Management in Japan in the second quarter of 2000, have increased revenues from other lines of business. The increase in 2000 over 1999 was primarily attributable to a large volume of securitizations, growth in the servicing portfolio and acquisitions.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

MORTGAGE OPERATIONS (concluded)

Net income from mortgage operations totaled $330.8 million, $327.4 million and $260.5 million for 2001, 2000 and 1999, respectively. Origination volume in the residential mortgage sector grew at a record pace, but the related increase in earnings was largely offset by the impairment charges recorded on mortgage servicing rights due to higher levels of mortgage prepayments and higher anticipated credit losses affecting the revaluation of retained interest securities from securitizations. As a result, net income for 2001 was virtually unchanged from 2000. The increase in 2000 earnings over 1999 was a result of strong international growth, lower cost of servicing and increased mortgage originations during the second half of 2000.

Interest rates, including those on originated loans for fifteen and thirty-year residential mortgages, declined throughout most of 2001. This decline increased actual and potential mortgage refinancing activity, resulting in a reduction in the expected future cash flows that support the carrying value of the mortgage servicing rights. As a result, the Company recorded after-tax impairment charges of $242.5 million for the year ended December 31, 2001. Subsequent to December 31, 2001, mortgage rates continue to remain at historically low levels and prepayment activity continues at a pace similar to the pace experienced in 2001. As a result, the Company recorded after-tax impairment charges of $38.2 million for the month ended January 31, 2002. If rates continue at these low levels and in the event that the hedge positions prove to be not fully effective, the Company may experience further impairment losses.

The Company estimates the fair value of its mortgage servicing rights based upon assumptions that market participants would use. Typically, those assumptions are derived from similar transactions which occur in the marketplace. Continued industry consolidation and other factors have led to a substantial decline in relevant market transactions for certain residential mortgage products, particularly since April 2001. In order to improve the Company's estimation process for assessing the fair value of certain of its mortgage servicing rights, during the second quarter, the Company increased its reliance on its own mortgage servicing rights cash flow history for certain assumptions and continues to use market driven earning rates, discounting factors and prepayment models.

In the third quarter, GMACR announced that its wholly-owned subsidiary, GMAC Bank, a federal savings bank, received its charter from the Office of Thrift Supervision. GMAC Bank offers a variety of banking and personal financial services products. Along with deposit offerings, GMAC Bank originates and purchases mortgage loans, as well as home equity loans and lines of credit. At December 31, 2001, GMAC Bank maintained total assets of $1.0 billion. As of the date of this filing, GMAC Bank has met all regulatory capital requirements.

In the third quarter, GMACCH provided a $563 million first mortgage loan secured by a leasehold interest in four properties in the World Trade Center complex (the Twin Towers and Four and Five World Trade Center). The mortgage loan was securitized and $483 million of the bonds were sold to investors. GMACCH retained $80 million of the subordinate bonds. The insurance, as required in connection with GMAC's financing, does not exclude coverage for acts of terrorism. The insurance is from a consortium of 22 large and well-rated insurers. Although current litigation is outstanding regarding the use of those insurance proceeds by the property owners, GMACCH expects to fully recover its $80 million investment in subordinate bonds associated with the World Trade Center.

BORROWING COSTS

The Company's worldwide cost of borrowing, including the effects of derivatives, averaged 5.59% for 2001, compared to 6.52% and 5.67% for 2000 and 1999, respectively. Total borrowing costs for U.S. operations averaged 5.51% for 2001, compared to 6.64% and 5.66% for 2000 and 1999, respectively. The decrease in average borrowing costs was mainly a result of a continued reduction in short-term market rates during the year that was somewhat offset by wider borrowing spreads and increased use of term funding.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OTHER INCOME

Other income, including gains and fees related to sold finance receivables, totaled $3,014.1 million for 2001, compared to $2,376.7 million and $1,663.9 million during the comparable 2000 and 1999 periods, respectively. The increase in 2001 over 2000 was primarily a result of increased income from increased securitization levels of retail and wholesale receivables. Additionally, interest income increased due to the increase in cash and cash equivalents in 2001. The increase in 2000 over 1999 was mainly attributable to increases in interest and servicing fees earned on receivables due from GM, along with increases in GMAC Commercial Credit LLC's factoring commissions and other servicing fees. GMAC Commercial Credit LLC was acquired in July 1999, resulting in only six months of income in 1999. Additionally, other income related to sales of receivables in 2000 increased mainly due to the increase in service fees received, due to higher outstandings of secured notes and an increase in other income due to increased securitization activity.

CONSOLIDATED EXPENSES

Consolidated interest and discount expense totaled $7,599.3 million, $8,294.7 million and $6,526.2 million in 2001, 2000 and 1999, respectively. The decrease in 2001 over 2000 was a result of decreased borrowing costs due to lower market interest rates, which was partially offset by higher debt levels. The increase in 2000 over 1999 was due to increased borrowing costs in addition to higher debt levels which were principally used to fund increased asset levels.

Consolidated salaries and benefits increased in 2001 to $1,973.4 million from $1,865.9 million and $1,591.9 million in 2000 and 1999, respectively. The increase was primarily related to acquisitions and significant growth at GMACCH and RFC, along with higher employee benefit costs.

Consolidated amortization of intangibles totaled $1,185.9 million, $660.7 million and $516.9 million in 2001, 2000 and 1999, respectively. The increases since 1999 were primarily attributable to an increase in the amortization and impairment of mortgage servicing rights. Amortization of mortgage servicing rights increased due to the growth in the servicing portfolio from $336.2 billion in 2000 to $405.1 billion at year-end 2001 and the corresponding increase in mortgage servicing rights balance from $4.0 billion at year-end 2000 to $4.8 billion at year-end 2001. Further, declining interest rates throughout most of 2001 contributed to higher loan prepayment levels, which created higher levels of servicing asset impairment.

Consolidated other operating expenses totaled $3,976.3 million, $3,072.5 million and $2,410.1 million in 2001, 2000 and 1999, respectively. The increase in 2001 was primarily related to continued growth and acquisitions as well as hedge ineffectiveness at GMACMG. The increases in 2000 over 1999 primarily reflected continued growth and acquisitions at GMACMG. Subsequent to December 31, 2001, mortgage prepayment activity continues at a pace similar to 2001, resulting in net hedge ineffectiveness of $11.4 million after-tax through January 31, 2002.

INCOME TAXES

Consolidated United States, foreign and other income taxes totaled $1,047.1 million, $954.3 million and $960.2 million for 2001, 2000 and 1999, respectively. The effective income tax rate for 2001 was 37.4%, compared to 37.3% in 2000 and 38.6% in 1999. The decline from 1999 can be attributed to decreases in accruals from prior years based upon periodic assessment of the adequacy of such accruals primarily for tax liabilities of non-U.S. operations.

CONSOLIDATED ASSETS

At the end of 2001, the Company owned assets and serviced automotive receivables totaling $220.1 billion, an increase of $34.4 billion over year-end 2000. Total consolidated assets of the Company at December 31, 2001 were $192.7 billion, $24.2 billion above the previous year. The year-to-year increases were primarily the result of increases in serviced retail receivables, cash and cash equivalents, mortgages held for sale, other assets, mortgage lending receivables, mortgage loans held for investment, due and deferred from receivable sales and mortgage servicing rights. These increases were partially offset by decreases in serviced wholesale receivables, operating lease assets, receivables due from GM and factored receivables.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CONSOLIDATED ASSETS (continued)

Consolidated automotive and commercial finance receivables serviced by the Company, including sold receivables, amounted to $130.6 billion and $112.5 billion at December 31, 2001 and 2000, respectively. The year-to-year increase was primarily a result of a $24.3 billion increase in serviced retail receivables, which was partially offset by a $5.3 billion decrease in serviced wholesale receivables. Continued increased GM-sponsored retail financing incentives contributed to the rise in serviced retail receivables. The decrease in serviced wholesale receivables was due to lower dealer inventory levels. Principal balances of active trusts of sold wholesale receivables (including retained subordinated interests) increased $6.2 billion, due to the completion of three sales in 2001. Additionally, outstanding principal balances of sold retail automotive receivables (including retained subordinated interests) increased by $3.5 billion due to the completion of five sales during 2001.

Cash and cash equivalents totaled $10.1 billion at December 31, 2001, compared with $1.1 billion held at December 31, 2000. The increase was primarily due to increased term funding activity during the period.

Mortgage loans held for sale totaled $10.2 billion at December 31, 2001, compared to $5.8 billion at December 31, 2000. The low interest rate environment throughout 2001 contributed to increases in loan acquisitions, loan originations, financings and an overall increase in mortgage loan inventory.

Other assets totaled $15.7 billion and $12.0 billion at December 31, 2001 and 2000, respectively. Of the $3.7 billion increase, $1.7 billion was attributable to the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires GMAC to reflect the fair market value of its derivatives on the balance sheet. Other mortgage-related assets increased $1.4 billion from December 31, 2000 to December 31, 2001, reflecting increased loan participations, counterparty collateral arrangements and broker/dealer receivables resulting from increased business levels in 2001.

Mortgage lending receivables amounted to $4.5 billion at December 31, 2001, compared to $3.0 billion at December 31, 2000. The increase relates to GMACR's acquisition of the warehouse lending operations of GE Capital Mortgage Services, Inc., and RFC's increased business growth in construction, warehouse and other lending receivables throughout 2001.

Mortgage  loans held for  investment  totaled  $3.4  billion and $1.9 billion at
December 31, 2001 and 2000, respectively. The declining interest rate environment throughout most of 2001 was conducive to loan origination, loan refinancing and loan acquisitions. Further, in 2001, approximately $1.7 billion of subprime adjustable rate mortgage loans were transferred from mortgage loans held for sale to mortgage loans held for investment. Approximately, $1.2 billion of these loans were securitized and accounted for as a collateralized borrowing arrangement.

The Company's due and deferred from finance receivable sales (net) totaled $2.3 billion at December 31, 2001, compared to $1.2 billion at December 31, 2000. The increase over year-end was mainly due to an increase in interest-only strips and cash deposits held for trusts due to increased securitization of wholesale and retail receivables.

Mortgage servicing rights amounted to $4.8 billion and $4.0 billion at December 31, 2001 and 2000, respectively. The increase was primarily attributed to increases in loan originations and acquisitions resulting from declining interest rates partially offset by impairment charges reflecting higher levels of mortgage prepayments. The net increase in mortgage servicing rights during 2001 also reflected the adoption of SFAS No. 133 on January 1, 2001, which included the reclassification of derivative financial instruments used to hedge the change in fair value in mortgage servicing rights from Mortgage servicing rights to Other assets.

Investment in operating leases, net, acquired principally under the GMAC SmartLease program, totaled $25.2 billion at December 31, 2001, a decrease of $4.1 billion from December 31, 2000. The decrease was primarily attributable to a decrease in volume caused by a shift from lease incentive programs to special rate retail finance programs sponsored by GM.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CONSOLIDATED ASSETS (concluded)

Notes receivable from GM amounted to $4.2 billion and $5.4 billion at December 31, 2001 and 2000, respectively. The decline was attributable to a $0.7 billion decrease in a $2.0 billion revolving line of credit that GM has available with GMAC. Additionally, there was a decline in the outstanding loans from GMAC of Canada, Limited, a wholly-owned subsidiary, to GM of Canada ("GMCL"), a wholly-owned subsidiary of GM. The loans are used to fund GMCL's vehicle leasing program.

Factored receivables totaled $1.4 billion and $2.3 billion at December 31, 2001 and 2000, respectively. This decrease relates to both a decline in sales from existing clients and in the factoring client base during the course of 2001.

Net unrealized losses on derivatives at December 31, 2001, totaled $170.7 million (including a $52.6 million transition adjustment) due to the adoption of SFAS No. 133 by the Company on January 1, 2001. This amount represents the effective portion of changes in the fair value of the Company's derivatives that are designated as cash flow hedges as well as unrealized losses on terminated cash flow hedges.

LIQUIDITY

The Company's liquidity, as well as its ability to profit from ongoing acquisition activity, is in large part dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. In this regard, GMAC regularly accesses the short-term, medium-term and long-term debt and asset backed securitization markets, principally through commercial paper, notes and underwritten transactions.

Debt and Credit Facilities

As of December 31, 2001, GMAC's total borrowings were $152.0 billion compared with $133.4 billion at December 31, 2000. Approximately 84% of this debt represented funding for operations in the United States, and the remaining 16% represented borrowings for operations in Canada (7%), United Kingdom (3%), Germany (2%) and other countries (4%). The 2001 year-end ratio of consolidated debt to total stockholder's equity was 9.4:1 compared to 9.5:1 for year-end 2000. The higher year-to-year debt balances were principally used to fund increased asset levels. Total short-term debt outstanding at December 31, 2001, amounted to $36.2 billion compared with $56.9 billion at year-end 2000.

Intermediate and long-term funding is provided through the issuance of underwritten debt and medium-term notes, which are offered by prospectus, offering circular or private placement worldwide on a continuous basis. GMAC sells medium-term notes worldwide through dealer agents in book-entry form for any maturity ranging from nine months to thirty years. Issuance of medium-term notes for U.S. operations totaled $25.6 billion in 2001 compared to $10.2 billion in 2000. Outstanding medium-term notes for U.S. operations totaled $48.3 billion at December 31, 2001, an increase of $16.7 billion from the prior-year period. During 2001, underwritten debt issues totaling $25.8 billion were completed for use in the U.S., compared with $7.3 billion in 2000. Underwritten debt issues outstanding in the U.S. at December 31, 2001, totaled $49.8 billion, an increase of $19.2 billion from year-end 2000. As of December 31, 2001, the Company had unissued debt securities available under effective shelf registrations with the U.S. Securities and Exchange Commission totaling $50.1 billion.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY (continued)

Debt and Credit Facilities (concluded)

The Company and its subsidiaries maintain substantial bank lines of credit, which totaled $48.8 billion at December 31, 2001, compared to $48.1 billion at year-end 2000. The unused portion of these credit lines increased by $0.5 billion from December 31, 2000 to $38.9 billion at December 31, 2001. Included in the unused credit lines at December 31, 2001, is a $14.7 billion syndicated multi-currency global credit facility available for use in the U.S. by GMAC and in Europe by GMAC International Finance B.V. and GMAC (UK) plc. The entire $14.7 billion is available to GMAC in the U.S., $1.0 billion is available to GMAC (UK) plc and $0.9 billion is available to GMAC International Finance B.V. The syndicated credit facility serves primarily as back-up for the Company's unsecured commercial paper programs. Also included in the unused credit lines is a $12.3 billion U.S. asset-backed commercial paper liquidity and receivables facility for New Center Asset Trust ("NCAT"), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper. (Refer to Off-balance Sheet Activities section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.)

In June 2001, GMAC renewed the syndicated multi-currency global facility, which includes terms of five years on one-half of the facility (due to expire in June
2006) and a 364-day term with a one year term-out option. It was modified to permit the Company, at its discretion, to transfer up to approximately $6 billion of the banks' commitments to the liquidity and receivables facility for NCAT. Such transfer provisions have not been utilized. Additionally, there is a leverage covenant restricting the ratio of consolidated debt to total stockholder's equity to no greater than 11.0:1 under certain conditions. This covenant is only applicable on the last day of any fiscal quarter (other than the fiscal quarter during which a change in rating occurs) during such times as the Company has senior unsecured long-term debt outstanding, without third-party enhancement, which is rated BBB+ or less by Standard & Poor's Ratings Services, a division of McGraw-Hill Companies, Inc. ("S&P") or Baa1 or less by Moody's Investors Service, Inc. ("Moody's"). As a result of the Company's rating downgrade by S&P in October 2001, those conditions became effective and the Company is in compliance with the covenant. Those conditions were not in effect on December 31, 2000.

Outside of the United States, funding needs are met primarily by a combination of short-term and medium-term loans from banks and other financial institutions. Where it is cost-effective, the Company also issues commercial paper as well as medium-term and long-term debt in both the euro and local markets to fund certain non-U.S. operations.

Credit facilities supporting operations of the Company's international subsidiaries totaled $16.5 billion at December 31, 2001, of which $9.6 billion were unused. As of December 31, 2001, the committed and uncommitted portion of such credit facilities totaled $3.8 billion and $12.7 billion, respectively.

Inclusive of the $1.9 billion of the syndicated multi-currency global credit facility, credit facilities supporting operations of the Company's international subsidiaries totaled $18.4 billion at December 31, 2001, of which $11.5 billion were unused. As of December 31, 2001, the committed and uncommitted portion of such credit facilities totaled $5.7 billion and $12.7 billion, respectively.

Off-balance Sheet Activities

Automotive
The Company securitizes and transfers financial assets, using financial asset securitization procedures, as an alternative funding source to borrowing. Securitization of assets allows the Company to diversify funding sources in an attempt to lower its overall cost of funds. Termination of the activities of the entities described below would reduce the number of funding resources currently available to the Company for funding its automotive finance activities. Any such reduction of funding sources would create a risk of increasing the Company's cost of funds and reducing its profit margins.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY (continued)

Off-balance Sheet Activities (continued)

Automotive (continued)
The Company's finance receivables asset securitization program is further described in Note 3 of the Notes to Consolidated Financial Statements. In the program, automotive retail and wholesale finance receivables are sold to limited purpose bankruptcy-remote subsidiaries of the Company. In turn, these subsidiaries establish separate trusts to which they transfer the receivables in exchange for the proceeds from asset-backed securities issued by the trust. The trusts' activities are limited to acquiring the receivables, issuing asset-backed securities and making payments on the securities. The Company does not sell non-performing automotive receivables as part of its asset securitization program.

Due to the nature of the assets held by the trusts and the limited nature of each trust's activities, they are each classified as a qualifying special purpose entity ("QSPE") under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In accordance with SFAS No. 140, assets and liabilities of the QSPEs are not consolidated in the Company's Consolidated Financial Statements.

The Company agrees to service the receivables transferred to the QSPEs for a fee and earns other related ongoing income customary with the programs and in accordance with accounting principles generally accepted in the U.S. The Company also may retain all or a portion of senior and subordinated interests in the QSPEs; these interests are reported as assets in the Company's Consolidated Financial Statements. The amount of the fees earned and the levels of retained interests that the Company maintains are quantified and described in Note 3 of the Notes to Consolidated Financial Statements. The Company may also enter into derivative transactions in order to facilitate its securitization activities. Those transactions are described in Note 17 of the Notes to Consolidated Financial Statements.

No recourse provisions exist that allow holders of the QSPEs' asset-backed securities to put those securities back to the Company. Moreover, the Company does not guarantee any securities issued by the QSPEs. The Company's exposure related to these QSPEs is limited to cash deposits held for the benefit of the QSPEs' investors and retained interests in the QSPEs, all of which are reported in the Company's Consolidated Financial Statements. The QSPEs have a limited life and generally terminate upon final distribution of amounts owed to investors or upon exercise by GMAC, as servicer, when the servicing of the sold contracts becomes burdensome. In addition, the QSPEs do not own stock of GMAC or any of its affiliates.

The Company has also sponsored two special purpose entities ("SPEs") that are used as sources of additional liquidity. Currently the activities of these SPEs are not sufficiently limited to meet the QSPE criteria of SFAS No. 140. However, because each SPE maintains substantive independent third-party equity, these entities are not consolidated with the Company's Consolidated Financial Statements. As with the QSPEs described above, all interests in these SPEs that are retained by the Company and its consolidated subsidiaries are included in its Consolidated Financial Statements. In addition, the SPEs do not own stock of GMAC or any of its affiliates.

NCAT is a limited purpose trust that was established for the purpose of purchasing and holding privately issued asset-backed securities created in GMAC's asset securitization program as described above. NCAT funds that activity through the issuance of asset-backed commercial paper and equity certificates. NCAT acquires the asset-backed securities from the QSPEs established by the Company's limited purpose bankruptcy-remote subsidiaries. As of December 31, 2001, NCAT had $9.7 billion in asset-backed securities which were supported by $9.3 billion in commercial paper and $0.4 billion in equity owned by investors not affiliated with the Company. The Company acts as administrator of NCAT to provide for the administration of the trust. In this capacity, the Company earned pre-tax income of $6.4 million, $14.2 million and $14.5 million in administration fees for the years ended 2001, 2000 and 1999, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY (continued)

Off-balance Sheet Activities (continued)

Automotive (concluded)
The Company does not guarantee debt issued by NCAT nor are there any recourse provisions that would permit holders to put NCAT's debt obligations back to the Company. NCAT maintains a separate revolving credit agreement characterized as a liquidity and receivables purchase facility to support its issuance of commercial paper. However, at the Company's discretion, approximately $6.0 billion of the Company's $14.7 billion syndicated multi-currency global credit facility is available for transfer to the liquidity and receivables purchase facility for NCAT. In the event of termination of NCAT's liquidity facility, its commercial paper would be paid with loans from participating banks and proceeds from its assets would be used to repay the banks. Termination of NCAT, however, would preclude the Company from continuing its indirect access to NCAT as a source of funding.

Central Originating Lease Trust ("COLT") is a limited purpose trust that acquires vehicles and related consumer leases on consumer vehicles from GM franchised dealers. COLT funds these acquisitions through the issuance of secured notes, which it sells to the Company, and through the issuance of equity certificates to unaffiliated investors. The equity certificates are subordinate to and have substantially different rights than the secured notes. The equity certificates are perpetual, subject to redemption in accordance with their terms, and in the legal form of equity. COLT had $8.1 billion in finance lease assets outstanding as of December 31, 2001, and $282.9 million of equity.

Each secured note issued to the Company by COLT is non-recourse to COLT and is secured by, among other items, a security interest in the related lease and leased vehicle. As of December 31, 2001 and 2000, the Company owned $7.1 billion and $7.5 billion, respectively, of secured notes issued by COLT that were recorded in its Consolidated Financial Statements as finance receivables. These secured notes may be retained by the Company or sold under its asset securitization program. Pre-tax income on these secured notes totaled $449.7 million, $382.7 million and $183.8 million for the years 2001, 2000 and 1999, respectively. The Company also acts as an originating agent and servicer for COLT leases. In connection with these services, the Company earned pre-tax income of $200.9 million, $204.9 million and $144.9 million during 2001, 2000 and 1999, respectively. The Company also enters into swap agreements with COLT for which the accounting is described in Note 17 of the Notes to Consolidated Financial Statements.

Losses with respect to the lease-related assets of COLT are covered by a termination value insurance agreement. The insurance is underwritten by a third-party insurer and provides 100 percent loss coverage (subject to a cap) if there is a deficiency in the expected proceeds from the lease asset at lease termination. Separately, the Company has entered into an agreement with the third-party insurer whereby the Company receives a fee for reimbursing the insurer for a portion of losses paid to COLT, subject to a cap. The Company has established a reserve (recorded in its Consolidated Financial Statements as other liabilities) related to its exposure under this reimbursement agreement. At December 31, 2001 and 2000, the Company had reserved $478.8 million and $349.5 million, respectively, to cover potential claims from the insurer under the reimbursement agreement.

If it should be terminated, COLT would no longer be available as a source through which GM franchised dealers would be able to fund sales of retail automotive leases. COLT would wind down its activities using proceeds of lease assets and the termination value insurance agreement to repay its secured notes and to ultimately redeem its equity.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY (continued)

Off-balance Sheet Activities (continued)

Mortgage
In the normal course of business, GMACMG originates and purchases mortgage loans, including residential and commercial mortgage loans and related products, with the intent to earn interest income, origination fees and servicing income. The majority of mortgage loans originated and purchased are considered held for sale, and are usually sold to third party investors directly or through a variety of SPEs (including QSPEs), and other structured facilities in order to achieve more efficient execution and provide funds for the continued origination and purchase of loans. Conforming residential mortgages are generally sold through sponsored mortgage backed securities programs of investors such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). Nonconforming residential, commercial mortgage, home equity loans and other asset classes are generally sold through whole loan transactions to third parties or through securitization vehicles such as SPEs where beneficial interests in underlying pools of loans are sold to third party investors. These SPEs are also known as off-balance sheet facilities. GMACMG does not provide any loans or guarantees to the SPEs.

Rated Term Securitizations
--------------------------
GMACMG's mortgage loan securitization program is further described in Note 13 of the Notes to Consolidated Financial Statements. Under GMACMG's term securitization program, mortgage loans are sold to limited purpose bankruptcy-remote subsidiaries of GMACMG. In turn, these subsidiaries establish separate trusts to which they transfer the mortgage loans in exchange for the proceeds from the sale of mortgage and/or asset-backed securities issued by the trust. The trusts' activities are generally limited to acquiring the mortgage loans, issuing mortgage and/or asset-backed securities and making payments on the securities. Due to the nature of the assets held by the trusts and the limited nature of each trust's activities, they are each classified as QSPEs under SFAS No. 140. In accordance with SFAS No. 140, assets and liabilities of the QSPEs are not consolidated in the Company's Consolidated Financial Statements. Mortgage loans totaling $89.6 billion were outstanding in these facilities at December 31, 2001.

GMACMG agrees to service the mortgage loans transferred to the QSPEs for a fee and may earn other related ongoing income. GMACMG also may retain all or a portion of senior and subordinated interests in the QSPEs, and these interests are reported as assets in the Company's Consolidated Financial Statements. The amount of the fees earned and the levels of retained interests that the Company maintains are quantified and described in Note 13 of the Notes to Consolidated Financial Statements. GMACMG may also enter into derivative transactions in order to facilitate its securitization activities. Those transactions are also described in Note 13 of the Notes to Consolidated Financial Statements.

GMACMG's securitization program also includes the securitization of mortgage securities, unsecured notes receivable, and mortgage loans using SPEs that issue collateralized debt obligations ("CDOs"). In these transactions, GMACMG and other unaffiliated parties each contributed a portion of the total collateral underlying the CDO investments. GMACMG holds subordinated interests, including partial first loss positions in CDO investments, and also acts as collateral manager for the SPEs. These interests are reflected in Note 5 of the Notes to Consolidated Financial Statements but the assets and liabilities of these SPEs are not consolidated in the Company's Consolidated Financial Statements. The face amount of collateral outstanding in these deals was $1.2 billion at December 31, 2001.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY (continued)

Off-balance Sheet Activities (continued)

Mortgage (continued)
Off-balance Sheet Warehouse Funding
-----------------------------------
GMACMG uses several off-balance sheet warehouse funding vehicles to accumulate and aggregate both residential and commercial mortgage loans or senior beneficial interests in mortgage loans pending permanent sale or securitization. Net assets in these facilities totaled $9.2 billion at December 31, 2001. Funding for the assets is provided through the issuance of commercial paper by a GMACMG (see below) or bank-sponsored SPE, by a QSPE or by third-party financing. A number of the facilities ($6.1 billion outstanding at December 31, 2001) provide committed funding for the term of the facility agreement. Under the remaining facilities ($3.1 billion outstanding at December 31, 2001), funding is at the discretion of the sponsoring bank or third party. In connection with certain of these funding facilities ($4.7 billion outstanding at December 31,
2001), GMACMG enters into derivative contracts to retain or hedge interest rate and/or credit risk associated with certain assets in the facilities. These derivatives are marked to market in the Company's Consolidated Financial Statements, with unrealized holding gains and losses recorded in the Consolidated Statement of Income. Failure of the committed facility providers to renew their commitments, or of the uncommitted facility providers to continue accepting loans, would require GMACMG to find alternative financing sources for these assets.

One of the committed warehouse funding facilities is a GMACMG sponsored SPE whose activities are not sufficiently limited to meet the QSPE criteria of SFAS No.140. The SPE funds the purchase of mortgage loans from GMACMG through the issuance of asset-backed commercial paper and through substantive independent third-party equity and with no supporting loans or guarantees from GMACMG. As a result, the SPE is not included in the Company's Consolidated Financial Statements. As of December 31, 2001, mortgage loans totaling $1.9 billion were held by this entity.

Other Off-balance Sheet Funding
-------------------------------
GMACMG also uses off-balance sheet QSPEs and third-party facilities to finance mortgage-related products, primarily defaulted government insured or guaranteed mortgage loans and warehouse and construction lending receivables. Net assets in these facilities totaled $5.9 billion at December 31, 2001. Funding for the assets is provided by either a bank-sponsored commercial paper conduit or by third party financing. Nearly all of these facilities ($5.8 billion outstanding at December 31, 2001) are committed for the term of the agreement, with the balance at the discretion of the third party. Failure of the committed facility providers to renew their commitments, or of the uncommitted facility providers to continue accepting loans, would require GMACMG to find alternative financing sources for these assets. The assets and liabilities of these facilities are not consolidated in the Company's Consolidated Financial Statements.

Liquidity and Related Risks
---------------------------
Liquidity support for the bank-sponsored asset-backed commercial paper conduits is provided by the banks. GMACMG does not guarantee debt issued by the conduits, nor guarantee the liquidity support, nor are there any recourse provisions that would permit holders to put the conduit's debt obligations back to GMACMG. In the event that liquidity banks fail to renew their commitment and GMACMG is unable to find replacement liquidity support or alternative financing, the outstanding commercial paper would be paid with loans from participating banks, and proceeds from the underlying assets would be used to repay the banks.

Included in the derivative contracts previously discussed are put options held by third party banks covering $1.1 billion in loans at December 31, 2001. In the event of a concurrent exercise of these puts by the holders, GMACMG would need to obtain additional financing from its parent or elsewhere to satisfy its obligations.

Certain of the facilities contain provisions which permit or require GMACMG to purchase assets from the SPEs upon the occurrence of specific events caused by third parties. When these events occur, GMACMG is required to record the assets subject to these provisions in its Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY (continued)

Off-balance Sheet Activities (concluded)

Mortgage (concluded)
Retained Interests
-------------------
GMACMG often retains residual or subordinated interests (including investment securities, mortgage servicing rights, cash deposit and spread accounts and subordinate loan participations) in connection with the off-balance sheet activities. Subordinate interests typically provide support to the more highly rated senior certificates in a securitization transaction, and may be subject to all or partial first loss position related to the collateral sold. All interests in the QSPEs and the off-balance sheet SPEs described above that are retained by GMACMG are included in the Company's Consolidated Financial Statements.

Debt Ratings

GMAC's ability to access the capital markets for unsecured debt is linked to both its term debt and commercial paper ratings. This is particularly true with respect to the Company's commercial paper ratings. These ratings are intended to provide guidance to investors in determining the credit risk associated with particular securities based on current information obtained by the rating organizations from the Company or other sources that such organizations consider to be reliable. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Substantially all of the Company's short-term, medium-term and long-term debt has been rated by three nationally recognized statistical rating organizations. As of March 11, 2002, all of the ratings assigned were within the investment grade category.

                                          Senior       Commercial
Rating Agency                              Debt          Paper
-------------                           ----------   -------------

Fitch, Inc.                                 A-             F-2
Moody's Investors Service, Inc.             A2          Prime-1
Standard & Poor's Ratings Services        BBB+             A-2

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

Moody's has assigned a rating of A2 to the Company's senior debt, indicating favorable investment attributes and strong ability to repay principal plus interest. The Company's commercial paper has received a rating of Prime-1 from Moody's, reflecting superior ability for repayment of senior short-term debt obligations and assured ability to access alternative sources of liquidity. Additional repayment characteristics of commercial paper issues receiving this premium rating include leading market position in a well-established industry, high rates of return on funds employed and broad margins in earnings coverage of fixed financial charges. In October 2001, Moody's, while affirming its ratings on GMAC, revised its outlook on the rating from stable to negative.

S&P has assigned a rating of BBB+ to the Company's senior debt. The BBB+ rating is assigned to bonds considered to have adequate capacity to pay interest and repay principal. The Company's commercial paper has received a rating of A-2, indicating an adequate capacity for timely payment. In October 2001, S&P downgraded the senior debt and commercial paper ratings from A and A-1, respectively. All ratings were removed from credit watch and the rating outlook is now stable.

As of March 11, 2002, GMAC is not under review by any of the above rating agencies.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY (concluded)

Derivative Financial Instruments

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

CASH FLOWS

Cash provided by operating activities during 2001 totaled $4.7 billion, a decrease from the $10.1 billion during the comparable 2000 period and a decrease from the $10.2 billion provided during the comparable 1999 period. The decrease in operating cash flow from 2000 was primarily the result of an increase in originations/purchases of mortgage loans held for sale that was partially offset by an increase in proceeds on sale of mortgage loans. The slight decrease in 2000 over 1999 was primarily the result of a decrease in net proceeds on sale of mortgage loans, mainly offset by an increase in other liabilities and depreciation and amortization.

Cash used for investing activities during 2001 totaled $14.9 billion, compared with $24.5 billion and $21.4 billion during the same periods in 2000 and 1999, respectively. The decrease in 2001 from 2000 was primarily the result of a decrease in net acquisitions of operating lease assets which was offset by an increase in proceeds from sales of wholesale and retail receivables. These were partially offset by increases in net acquisitions of finance receivables. The increase in 2000 from 1999 was primarily the result of net increases in acquisitions of finance receivables, along with an increase in other investing activities, which was primarily driven by an increase in mortgage lending receivables. These increases were mainly offset by increased proceeds from sales of wholesale receivables.

Cash provided by financing activities during 2001 totaled $19.2 billion, compared with $14.9 billion and $11.3 billion during 2000 and 1999, respectively. The increase in 2001 from 2000 was primarily the result of increases in net proceeds from debt issuances. The increase in 2000 from 1999 was primarily the result of an increase in short-term debt and capital contributions from GM, mainly offset by a net decrease in long-term debt and dividends paid to GM.

EURO CONVERSION

On January 1, 1999, eleven of fifteen member countries of the European Monetary Union established fixed conversion rates between their existing currencies and adopted the euro as their new common currency. Additionally, on December 31, 2000, Greece also established a fixed conversion rate between the drachma and the euro. The euro trades on currency exchanges and the legacy currencies remained legal tender in the participating countries for a transition period that ended January 1, 2002. Beginning on January 1, 2002, euro denominated bills and coins were issued and legacy currencies are being withdrawn from circulation.

The Company established and implemented plans to assess and address the potential impact to GMAC that may result from the euro conversion. The Company's euro conversion did not have a material adverse impact on its financial condition or results of operations.

Certain aspects of the operations impacted by the conversion have already been converted to the euro.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill. Additionally, it requires the Company to evaluate its existing intangible assets and goodwill and to make any necessary reclassifications in order to conform with the new separation requirements at the date of adoption. Goodwill and intangible assets determined to have indefinite useful lives that were acquired in a business combination completed after June 30, 2001, were not amortized.

Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, were amortized until December 31, 2001. The Company adopted the provisions of SFAS No. 141 on January 1, 2002, with the exception of the requirement to use the purchase method of accounting for business combinations completed after June 30, 2001, which was adopted on July 1, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized but instead be tested for impairment at least annually, and that intangible assets other than goodwill should be amortized over their useful lives. In connection with the transitional impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. SFAS No. 142 provides for a six-month period from the date of adoption for the Company to complete its assessment of goodwill impairment. Management estimates that goodwill amortization required under previous accounting standards of approximately $95.0 million after-tax will not be charged to the income statement in 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statements supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company is required to implement SFAS No. 144 on January 1, 2002. Management does not expect this statement to have a material impact on the Company's financial position or results of operations.

The FASB is currently deliberating the issuance of an interpretation of SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, to provide additional guidance to assist companies in identifying and accounting for special purpose entities, including when SPEs should be consolidated by the investor. The interpretation would introduce a concept that consolidation would be required by the primary beneficiary of the activities of a special purpose entity unless the SPE can meet certain substantive independent economic substance criteria. It is not possible to determine at this time what conclusions will be included in the final interpretation; however, the result could impact the accounting treatment of these entities.

The FASB is currently deliberating the issuance of a proposed statement that would amend SFAS No. 133, subject to decisions to be made at the March 13, 2002, FASB meeting. The proposed statement will address and resolve certain pending Derivatives Implementation Group ("DIG") issues. The outcome of the pending DIG issues and other provisions of the statement could impact the Company's accounting for beneficial interests, loan commitments and other transactions deemed to be derivatives under the new statement. The Company's accounting for such transactions is currently based on management's best interpretation of the accounting literature as of March 11, 2002.

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

A discussion of GMAC's accounting policies for derivative instruments is included in Note 1 in the Notes to Consolidated Financial Statements and further disclosure is provided in Notes 8, 13, 14 and 17 in the Notes to Consolidated Financial Statements.

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

GMACMG manages prepayment risk associated with its capitalized mortgage servicing rights with interest rate caps and floors, futures, options on futures contracts, interest rate swaps, swaptions and forwards. Since the derivative instruments do not have identical characteristics to the underlying mortgage servicing rights, GMAC is exposed to basis risk. GMACMG mitigates this risk through a historical review of value changes in various interest rate scenarios when establishing and maintaining its hedge program. GMACMG manages the interest rate risk associated with its mortgage loans held for sale with U.S. Treasury derivatives, commitments to sell mortgage loans and mortgage-backed securities. Additionally, GMACMG uses U.S. Treasury derivatives as well as interest rate swap agreements to manage the interest rate risk associated with its mortgage-related securities. To hedge the interest rate risk associated with its mortgage inventory pipeline, GMACMG uses U.S. Treasury and LIBOR-based derivatives.

The net fair value liability of all financial instruments held for purposes other than trading with exposure to interest rate risk was approximately $8.3 billion and $14.7 billion at December 31, 2001 and 2000, respectively. The potential change in fair value resulting from a hypothetical 10 percent increase in interest rates would have been a gain of approximately $228.1 million for 2001 and a loss of $655.1 million for 2000. The net fair value asset of all financial instruments held for trading purposes with exposure to interest rate risk was approximately $3.6 billion and $3.2 billion at December 31, 2001 and 2000, respectively. The potential loss in fair value resulting from a hypothetical 10 percent decrease in interest rates would have been approximately $181.8 million and $216.5 million for 2001 and 2000, respectively.

Interest Rate Risk (concluded)
------------------------------
There are certain shortcomings inherent to the sensitivity analyses presented. The model assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, changes are rarely instantaneous or parallel. Although certain assets and liabilities may have similar maturities or periods to repricing, they may not react correspondingly to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate with changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. Finance receivables are less susceptible to prepayments when interest rates change, while prepayments on many mortgage-related instruments are directly affected by a change in interest rates. As such, GMAC's model does not address prepayment risk for automotive related finance receivables, but does consider prepayment risk for mortgage-related instruments that are highly sensitive to prepayment risk.

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

Foreign Currency Exchange Rate Risk
-----------------------------------
GMAC is exposed to foreign currency risk arising from the possibility that fluctuations in foreign exchange rates will impact future earnings or assets and liability values from normal operations in foreign countries and various financial instruments that are denominated in foreign currencies. GMAC's most significant foreign currency exposures relate to the Canadian dollar, euro, United Kingdom pound sterling and Australian dollar. As of December 31, 2001 and 2000, the net fair value liability of financial instruments held for purposes other than trading with exposure to foreign currency risk was approximately $2.1 billion and $1.1 billion, respectively. The potential loss in fair value for such financial instruments from a hypothetical 10 percent increase in quoted foreign currency exchange rates would have been approximately $210.3 million and $114.5 million at December 31, 2001 and 2000, respectively. As of December 31, 2001 and 2000, the net fair value asset of all financial instruments held for trading purposes with exposure to currency risk was approximately $98.7 million and $79.9 million, respectively. The potential loss in fair value resulting from a hypothetical 10 percent increase in quoted foreign currency exchange rates would have been approximately $9.9 million and $8.0 million for 2001 and 2000, respectively.

The model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Equity Price Risk
-----------------
GMAC holds investments in various available for sale equity securities that are subject to price risk. The fair value of such investments was approximately $1.3 billion and $1.0 billion at December 31, 2001 and 2000, respectively. The potential loss in the fair value of these investments, assuming a 10 percent decrease in underlying equity prices, would have been approximately $129.9 million and $103.5 million at December 31, 2001 and 2000, respectively.

Overall Limitations and Forward-Looking Statements
--------------------------------------------------
Operating leases are not required to be included in the sensitivity analysis and as a result, have not been presented as part of this analysis. This limitation is significant to the analysis presented. While the sensitivity analysis will show a fair market value change for the debt which funds GMAC's operating lease portfolio, a corresponding change for GMAC's operating lease portfolio, which has a book value of $25.2 billion and $29.3 billion at December 31, 2001 and 2000, respectively, was not considered by the model. As a result, the overall impact to the fair market value of financial instruments from hypothetical changes in interest and foreign currency exchange rates may be overstated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (concluded)

Overall Limitations and Forward-Looking Statements (concluded)
--------------------------------------------------------------
The Company has developed the fair value estimates by utilization of available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair market value amounts. In addition, the above discussion and the estimated amounts generated from the sensitivity analyses referred to above include forward-looking statements of market risk which assume for analytical purposes that certain adverse market considerations may occur. Actual future market conditions may differ materially from such assumptions because the amounts noted previously are the result of analyses used for the purpose of assessing possible risks and the mitigation thereof. Accordingly, the forward-looking statements should not be considered projections by GMAC of future events or losses.

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

The Board of Directors, through the Audit Committee (the "Committee"), is responsible for ensuring that management fulfills its responsibilities in the preparation of the consolidated financial statements. The Committee selects the independent auditors annually. In addition, the Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management and the internal auditors meet regularly (separately and jointly) with the Committee to review the activities of each, to ensure that each is properly discharging its responsibilities, and to assess the effectiveness of internal control. It is management's conclusion that internal control at December 31, 2001, provides reasonable assurance that the books and records reflect the transactions of the companies and that established policies and procedures are complied with. To reinforce complete independence, Deloitte & Touche LLP has full and free access to meet with the Committee, without management representatives present, to discuss the results of the audits, the adequacy of internal control and the quality of the financial reporting.



s\ JOHN D. FINNEGAN                         s\ WILLIAM F. MUIR
-------------------------------------       ------------------------------------
John D. Finnegan                            William F. Muir
President and Chief Executive Officer       Executive Vice President and
                                            Principal  Financial Officer

INDEPENDENT AUDITORS' REPORT

General Motors Acceptance Corporation:

We have audited the accompanying Consolidated Balance Sheet of General Motors Acceptance Corporation and subsidiaries as of December 31, 2001 and 2000, and the related Consolidated Statements of Income, Changes in Stockholder's Equity and Cash Flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of General Motors Acceptance Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


s\ DELOITTE & TOUCHE LLP
 DELOITTE & TOUCHE LLP

Detroit, Michigan

January 16, 2002



                      GENERAL MOTORS ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                                                 December 31,
                                                                        ----------------------------
                                                                              2001            2000
                                                                        -------------  -------------
                                                                           (in millions of dollars)
Assets
Cash and cash equivalents                                                 $ 10,100.7     $  1,147.8
Investments in securities (Note 5)                                          10,587.1        9,485.0
Finance receivables, net (Notes 2 and 3)                                   100,327.8       93,024.8
Investment in operating leases, net (Note 4)                                25,227.6       29,311.1
Notes receivable from General Motors (Note 11)                               4,165.1        5,434.0
Real estate mortgages - held for sale                                       10,186.7        5,758.5
                      - held for investment                                  3,383.8        1,895.1
                      - lending receivables                                  4,520.7        2,960.0
Factored receivables                                                         1,418.8        2,291.1
Due and deferred from finance receivable sales, net (Note 3)                 2,259.8        1,159.3
Mortgage servicing rights, net (Note 13)                                     4,839.8        3,984.5
Other (Notes 6 and 11)                                                      15,703.0       12,021.0
                                                                        -------------  -------------
Total Assets                                                              $192,720.9     $168,472.2
                                                                        =============  =============


Liabilities and Stockholder's Equity

Liabilities
Interest                                                                  $  2,380.5     $  1,765.9
Insurance losses and loss reserves (Note 12)                                 1,797.2        1,718.7
Unearned insurance premiums                                                  2,577.7        2,151.1
Deferred income taxes (Note 9)                                               3,882.7        3,574.3
United States and foreign income and other taxes payable (Note 9)              805.4          805.5
Other postretirement benefits (Note 10)                                        750.1          744.3
Other (Note 11)                                                             12,360.2       10,300.1
Debt (Note 8)                                                              152,033.2      133,372.2
                                                                        -------------  -------------
   Total liabilities                                                       176,587.0      154,432.1
                                                                        -------------  -------------

Commitments and contingencies (Notes 4, 14 and 16)

Stockholder's Equity
Common stock, $.10 par value (authorized 10,000 shares, outstanding
 10 shares) and paid-in capital                                              5,641.5        5,127.9
Retained earnings                                                           10,814.4        9,028.5
Accumulated other comprehensive income/(loss):
  Net unrealized loss on derivatives                                          (170.7)          --
  Net unrealized gains on securities (Notes 3 and 5)                           226.3          231.7
  Unrealized accumulated foreign currency translation adjustment              (377.6)        (348.0)
                                                                        -------------  -------------
    Accumulated other comprehensive income/(loss)                             (322.0)        (116.3)
                                                                        -------------  -------------
   Total stockholder's equity                                               16,133.9       14,040.1
                                                                        -------------  -------------
Total Liabilities and Stockholder's Equity                                $192,720.9     $168,472.2
                                                                        =============  =============


Certain   amounts  for  2000  have  been   reclassified  to  conform  with  2001 classifications.
Reference should be made to the Notes to Consolidated Financial Statements.


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME


                                                                              For The Years Ended December 31,
                                                                          ---------------------------------------
                                                                             2001         2000           1999
                                                                          -----------  -----------    -----------
                                                                                (in millions of dollars)
Financing Revenue
Retail and lease financing (Note 2)                                        $ 5,343.0    $ 4,773.8      $ 4,303.0
Operating leases (Note 4)                                                    7,369.4      7,906.7        7,429.2
Wholesale, commercial, and other loans (Note 2)                              2,371.1      2,812.9        2,045.7
                                                                          -----------  -----------    -----------
   Total financing revenue                                                  15,083.5     15,493.4       13,777.9
Interest and discount (Note 8)                                              (7,599.3)    (8,294.7)      (6,526.2)
Depreciation on operating leases (Note 4)                                   (4,884.6)    (5,166.2)      (4,891.7)
                                                                          -----------  -----------    -----------
   Net financing revenue                                                     2,599.6      2,032.5        2,360.0
Insurance premiums earned (Note 12)                                          2,044.6      1,883.8        1,793.9
Mortgage revenue (Note 13)                                                   5,333.6      3,907.2        2,982.3
Other income (Notes 3 and 11)                                                3,014.1      2,376.7        1,663.9
                                                                          -----------  -----------    -----------
   Net financing revenue and other                                          12,991.9     10,200.2        8,800.1
                                                                          -----------  -----------    -----------

Expenses
Salaries and benefits                                                        1,973.4      1,865.9        1,591.9
Amortization of intangibles                                                  1,185.9        660.7          516.9
Other operating expenses                                                     3,976.3      3,072.5        2,410.1
Insurance losses and loss adjustment expenses (Note 12)                      1,711.2      1,493.1        1,389.9
Provision for credit losses (Note 2)                                         1,346.4        551.6          403.8
                                                                          -----------  -----------    -----------
   Total expenses                                                           10,193.2      7,643.8        6,312.6
                                                                          -----------  -----------    -----------

Income before income taxes                                                   2,798.7      2,556.4        2,487.5
United States, foreign and other income taxes (Note 9)                       1,047.1        954.3          960.2
                                                                          -----------  -----------    -----------
Income before cumulative effect of accounting change                         1,751.6      1,602.1        1,527.3
Cumulative effect of accounting change (Notes 1 and 17)                         34.3         --             --
                                                                          -----------  -----------    -----------
Net Income                                                                 $ 1,785.9    $ 1,602.1      $ 1,527.3
                                                                          ===========  ===========    ===========


Certain  amounts for 1999 and 2000 have been  reclassified  to conform with 2001 classifications.
Reference should be made to the Notes to Consolidated Financial Statements.


                      GENERAL MOTORS ACCEPTANCE CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                              For the Year Ended December 31, 2001
                                                         ---------------------------------------------------------------------------
                                                                                                         Accumulated       Common
                                                            Total                                          Other          Stock and
                                                        Stockholder's   Comprehensive     Retained       Comprehensive     Paid-in
(in millions of dollars)                                    Equity          Income        Earnings       Income/(Loss)     Capital
                                                        ----------------------------------------------------------------------------

Beginning balance                                          $ 14,040.1                    $  9,028.5      $    (116.3)     $ 5,127.9

Comprehensive income
 Net income                                                   1,785.9     $  1,785.9        1,785.9
 Other comprehensive income, net of tax:
  Foreign currency translation
   adjustments (net of tax of $16.3)                            (29.6)         (29.6)
   Net unrealized loss on derivatives (see disclosure)         (170.7)        (170.7)
  Unrealized losses on securities, net of
   Reclassification adjustment (see disclosure)                  (5.4)          (5.4)
                                                                          -----------
 Other comprehensive income /(loss)                                           (205.7)                         (205.7)
                                                                          -----------
Comprehensive income                                                      $  1,580.2
                                                                          ===========
Common stock and paid-in capital                                513.6                                                         513.6
Dividends paid                                                   --                            --
                                                           -----------                   -------------------------------------------
Ending balance                                             $ 16,133.9                    $ 10,814.4      $    (322.0)     $ 5,641.5
                                                           ===========                   ===========================================


Disclosure of reclassification amount on derivatives
Unrealized losses on derivatives arising during
 period (net of tax of $108.9) *                                          $   (202.3)
Less: reclassification adjustment for losses
 included in net income (net of tax of $17.0)                                   31.6
                                                                          -----------
Net change in unrealized losses on derivatives                            $   (170.7)
                                                                          ===========

Disclosure of reclassification amount on securities
Unrealized holding gains arising during
Period (net of tax $26.6)                                                 $     48.9
Less: reclassification adjustment for losses
Included in net income (net of tax of $29.2)                                   (54.3)
                                                                          -----------
Net change in unrealized losses on securities                             $     (5.4)
                                                                          ===========

* Includes an after-tax loss of $52.6 million due to cumulative effect of accounting change. Refer to Notes 1 and 17.

                                                                        For the Year Ended December 31, 2000
                                                         ---------------------------------------------------------------------------
                                                                                                         Accumulated      Common
                                                              Total                                         Other        Stock and
                                                          Stockholder's   Comprehensive   Retained       Comprehensive     Paid-in
(in millions of dollars)                                      Equity         Income       Earnings       Income/(Loss)     Capital
                                                         ---------------------------------------------------------------------------
Beginning balance                                          $ 11,122.4                    $   8,803.9     $     118.5     $  2,200.0

Comprehensive income
 Net income                                                   1,602.1     $  1,602.1         1,602.1
 Other comprehensive income, net of tax:
  Foreign currency translation
   adjustments (net of tax of $57.6)                           (109.7)        (109.7)
  Unrealized losses on securities, net of
   Reclassification adjustment (see disclosure)                (125.1)        (125.1)
                                                                          -----------
 Other comprehensive income /(loss)                                           (234.8)                         (234.8)
                                                                          -----------
Comprehensive income                                                      $  1,367.3
                                                                          ===========
Common stock and paid-in-capital                              2,927.9                                                       2,927.9
Dividends paid                                               (1,377.5)                      (1,377.5)
                                                           -----------                   -------------------------------------------
Ending balance                                             $  14,040.1                   $   9,028.5     $    (116.3)    $  5,127.9
                                                           ===========                   ===========================================

Disclosure of reclassification amount
Unrealized holding losses arising during
 Period (net of tax of $9.7)                                              $    (18.5)
Less: reclassification adjustment for losses
 Included in net income (net of tax of $57.4)                                 (106.6)
                                                                          -----------
Net change in unrealized losses on securities                             $  ( 125.1)
                                                                          ===========



                      GENERAL MOTORS ACCEPTANCE CORPORATION
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (concluded)


                                                                              For the Year Ended December 31, 1999
                                                        -------------------------------------------------------------------------
                                                                                                     Accumulated        Common
                                                            Total                                       Other          Stock and
                                                        Stockholder's   Comprehensive     Retained   Comprehensive       Paid-in
(in millions of dollars)                                    Equity         Income         Earnings   Income/(Loss)       Capital
                                                        -------------------------------------------------------------------------

Beginning balance                                       $   9,791.6                     $   7,351.6   $    240.0     $  2,200.0

Comprehensive income
 Net income                                                 1,527.3     $  1,527.3         1,527.3
 Other comprehensive income, net of tax:
  Foreign currency translation
   adjustments (net of tax of $36.2)                          (96.8)         (96.8)
  Unrealized losses on securities, net of
   Reclassification adjustment (see disclosure)               (24.7)         (24.7)
                                                                        ------------
 Other comprehensive income /(loss)                                         (121.5)                      (121.5)
                                                                        ------------
Comprehensive income                                                    $  1,405.8
                                                                        ============
Dividends paid                                                (75.0)                          (75.0)
                                                        ------------                    -----------------------------------------
Ending balance                                          $  11,122.4                     $   8,803.9    $   118.5     $  2,200.0
                                                        ============                    =========================================


Disclosure of reclassification amount
Unrealized holding gains arising during
 period (net of tax of $46.6)                                           $     82.7
Less: reclassification adjustment for gains
 included in net income (net of tax of $58.2)                               (107.4)
                                                                        -------------
Net change in unrealized losses on securities                           $   ( 24.7)
                                                                        =============

Certain  amounts for 1999 and 2000 have been  reclassified  to conform with 2001 classifications.
Reference should be made to the Notes to Consolidated Financial Statements.

                     GENERAL MOTORS ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             For the Years Ended December 31,
                                                                 ---------------------------------------------
                                                                   2001              2000             1999
                                                                 --------------   -----------    -------------
                                                                          (in millions of dollars)
Cash Flows From Operating Activities
Net income                                                          $ 1,785.9     $  1,602.1     $    1,527.3
Cumulative effect of accounting change, net of tax                      (34.3)          --               --
Depreciation and amortization                                         6,309.4        6,011.1          5,025.4
Provision for credit losses                                           1,346.4          551.6            403.8
Gains on sales of finance receivables                                  (210.4)         (13.0)           (64.2)
Gains on sales of available-for-sale investment securities              (83.4)        (167.6)          (165.6)
Mortgage loans held for sale  - originations/purchases             (103,820.5)     (51,202.0)       (53,006.3)
                              - proceeds on sale                     99,572.2       51,443.5         55,776.8
Mortgage-related securities held for trading
                              - acquisitions                         (1,635.6)      (1,570.7)        (1,309.2)
                              - liquidations                            858.7          994.1          1,544.5
Changes in the following items:
  Due to General Motors and affiliated companies                       (356.7)          62.6           (687.2)
  Taxes payable and deferred income taxes                               348.3          531.2            574.0
  Interest payable                                                      630.0          227.8            282.7
  Other assets                                                       (1,898.8)        (741.5)           225.3
  Other liabilities                                                   1,565.7        2,357.9           (293.3)
Other                                                                   334.1           15.9            371.0
                                                                 --------------   -----------    -------------
  Net cash provided by operating activities                           4,711.0       10,103.0         10,205.0
                                                                 --------------   -----------    -------------
Cash Flows From Investing Activities
Finance receivables           - acquisitions                       (236,723.4)    (214,665.7)      (185,794.7)
                              - liquidations                        131,446.6      143,242.3        129,720.0
Notes receivable from General Motors                                  1,100.3       (1,495.0)        (1,669.6)
Operating leases              - acquisitions                        (12,826.7)     (15,174.6)       (16,750.1)
                              - liquidations                         12,103.0       10,589.8         10,065.3
Investments in available for sale securities:
                              - acquisitions                        (30,372.1)     (22,677.9)       (20,707.6)
                              - maturities                           24,787.3       19,280.6         17,564.9
                              - proceeds from sales                   5,129.7        3,541.4          2,927.0
Investments in held to maturity securities - acquisitions              (153.2)         (42.0)          (166.7)
                                           - maturities                   1.3           --               --
Mortgage servicing rights     - acquisitions                         (2,226.1)      (1,095.9)        (1,424.3)
                              - proceeds from sales                      20.4           11.7             35.1
Proceeds from sales of receivables - wholesale                       88,675.4       54,652.4         43,658.1
                                   - retail                           7,353.6        3,716.7          4,520.2
Net change in short-term factored receivables                           833.7           81.2            (32.0)
Due and deferred from receivable sales                                 (919.7)        (398.8)          (312.3)
Acquisitions of subsidiaries, net of cash acquired                     (541.5)      (2,076.6)        (2,402.0)
Other                                                                (2,625.1)      (2,021.1)          (624.5)
                                                                 --------------   -----------    -------------
  Net cash used in investing activities                             (14,936.5)     (24,531.5)       (21,393.2)
                                                                 --------------   -----------    -------------
Cash Flows From Financing Activities
Proceeds from issuance of long-term debt                             58,497.7       22,414.4         26,471.1
Principal payments on long-term debt                                (18,881.5)     (16,196.3)       (13,078.2)
Change in short-term debt, net                                      (20,916.0)       7,588.5         (2,043.7)
Capital contributions from General Motors                               500.0        2,448.8             --
Dividends paid                                                            --        (1,377.4)           (75.0)
                                                                 --------------   -----------    -------------
  Net cash provided by financing activities                          19,200.2       14,878.0         11,274.2
                                                                 --------------   -----------    -------------
Effect of exchange rate changes on cash and cash equivalents            (21.8)          (6.0)             0.2
                                                                 --------------   -----------    -------------
Net increase in cash and cash equivalents                             8,952.9          443.5             86.2
Cash and cash equivalents at the beginning of the year                1,147.8          704.3            618.1
                                                                 --------------   -----------    -------------
Cash and cash equivalents at the end of the year                   $ 10,100.7     $  1,147.8     $      704.3
                                                                 ==============   ===========    =============
Non-Cash Financing Activity
   Capital contribution from General Motors (Note 11)              $     13.6     $    479.1     $       --

Supplementary Cash Flows Information
  Interest paid                                                    $  6,783.3     $  7,960.5     $    6,122.1
  Income taxes paid                                                     693.3          469.5            207.3


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (concluded)


Supplementary Cash Flows Information (concluded)

During  2001,  2000  and  1999,   assets  acquired,   liabilities   assumed  and
consideration paid for the acquisitions of businesses were as follows:

                                          2001         2000           1999
                                       ---------   ------------   ------------
   Fair value of assets acquired       $ 903.4     $  3,318.3     $   6,981.4
   Cash acquired                         (16.2)          (8.2)          (44.8)
   Liabilities assumed                  (345.7)      (1,233.5)       (4,534.6)
                                       ---------   ------------   ------------
     Net cash paid for acquisitions    $ 541.5     $  2,076.6     $   2,402.0
                                       =========   ============   ============


Certain  amounts for 1999 and 2000 have been  reclassified  to conform with 2001 classifications.
Reference should be made to the Notes to Consolidated Financial Statements.


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

The Company is a financial services organization that principally provides consumer and dealer vehicle financing. GMAC also provides commercial financing to the apparel, textile, automotive supplier and numerous other industries. The principal markets for the Company's automotive financial products and services are North America, Europe, Latin America and Asia-Pacific. The principal markets for the commercial financing products are North America and Europe. The Company conducts insurance operations primarily in the United States, Canada and Europe. In addition, the Company's mortgage banking subsidiaries operate principally in North America, Latin America, Japan and Europe.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Segment Reporting
-----------------
GMAC's reportable operating segments include GMAC North American Financing Operations ("GMAC-NAO"), GMAC International Financing Operations ("GMAC-IO"), Insurance Operations ("GMACI") and Mortgage Operations ("GMACMG"). GMAC-NAO consists of automotive financing in the United States and Canada as well as the commercial financing operations and GMAC-IO consists of automotive financing in all other countries and Puerto Rico. GMAC-NAO and GMAC-IO offer a wide variety of automotive financial services to and through franchised General Motors dealers in many countries throughout the world. Additionally, GMAC-NAO and GMAC-IO offer financial services to other automobile dealerships and to the customers of those dealerships. GMAC-NAO also offers commercial financing and factoring services to companies in various industries. The Company operates its international automotive financing services in a similar manner as in the U.S., subject to local laws or other circumstances that may cause it to modify its procedures accordingly.

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

Investments in Securities
-------------------------
The Company's portfolio of securities includes bonds, equity securities, mortgage-backed securities, notes, interests in trusts and other investments. Investments in securities are classified as held to maturity, trading or available for sale. Held to maturity investments are debt securities that the Company has the positive intent and ability to hold to maturity. These investments are carried at amortized cost unless a decline in value is deemed other than temporary, in which case the carrying value is reduced. The Company determines cost on the specific identification basis.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments in Securities (concluded)
-------------------------------------
Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Mortgage-backed securities held for sale in conjunction with mortgage banking activities are classified as trading securities and are carried at fair value. For mortgage-related trading securities, unrealized gains and losses are included in income. The fair value of the mortgage-related trading securities are based on estimated market value.

Investments in securities not categorized as trading or held to maturity are classified as available for sale securities and are carried at fair value. For available for sale investments, the aggregate excess of market value over cost, net of related income taxes, is included within a separate component of stockholder's equity. The Company determines cost on the specific identification basis. The fair value of the investments, except for the interests in trusts, are based on quoted market prices. The fair value of the interests in trusts are based on estimated market value.

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

Allowance for Credit Losses
---------------------------
An allowance for credit losses is generally established during the period in which receivables are acquired and is maintained at a level deemed appropriate by management based on historical and other factors that affect collectibility. Such factors include the historical trends of repossession, charge-offs, recoveries and credit losses; the careful monitoring of portfolio credit quality, including the impact of acquisitions; and current and projected economic and market conditions. The evaluation of these factors involves complex, subjective judgments. Losses arising from the sale of repossessed collateral are charged to the allowance for credit losses. Where repossession has not taken place, receivables are charged off as soon as it is determined that the collateral cannot be repossessed, generally not more than 150 days after default.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (continued)

Repossessed Property and Impaired Loans
---------------------------------------
Losses arising from the repossession of collateral supporting impaired accounts and property supporting defaulted operating leases are recognized upon repossession. Repossessed assets are recorded at the lower of historical cost or fair value and are reclassified from finance receivables or operating leases to other assets with the related adjustments to the valuation allowance included in other operating expenses.

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

Sales of Auto and Mortgage Receivables
--------------------------------------
The Company sells retail and wholesale receivables through consolidated special purpose subsidiaries which absorb all losses related to sold receivables to the extent of their subordinated investments and certain segregated restricted cash reserves. Appropriate limited recourse loss allowances associated with sold receivables are transferred from the allowance for credit losses and are included in other liabilities. The Company continues to service these receivables for a fee, which is considered to be adequate compensation, and earns other related ongoing income which is recorded in other income. Normal servicing fees on sold receivables are recognized over the estimated remaining life of the sold receivables.

On April 1, 2001, the Company adopted the accounting provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, related to transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The effect of adopting the accounting provisions of this new statement was not material to the Company's financial statements. Consistent with the provisions of the statement, prior year financial statements have not been restated.

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

Interest-only strip receivables resulting from receivables sales are recorded at estimated fair value. The difference between market value and cost for interest-only strip receivables is recorded within comprehensive income, net of related income taxes.

GMACMG generally sells mortgage loans through sponsored mortgage backed securities programs of investors such as the Federal National Mortgage
Association  (Fannie Mae), the Federal Home Loan Mortgage  Corporation  (Freddie
Mac) or the Government National Mortgage Association (Ginnie Mae), or through whole loan transactions to third parties or through securitization vehicles such as special purpose entities, with servicing retained. Gains or losses on such sales are generally recognized at the time of sale based upon the difference between the sales proceeds and the allocated basis of loans sold, adjusted for net deferred origination fees and costs, mortgage servicing rights, retained interests, hedge activities and the cost of issuing securities. Refer to Note 13 (Mortgage Banking) for additional mortgage securitization accounting policies.

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

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (continued)

Mortgages Held for Sale
-----------------------
Mortgage loans held for sale are carried at the lower of cost or estimated fair value as determined on an aggregate basis. Fair value is based on contractually established commitments from investors or by current investor yield requirements. GMACMG accrues interest on residential and commercial mortgage loans held for sale not more than 90 and 60 days delinquent, respectively. The Company separately evaluates the estimated fair value of its commitments to lend, including consideration of all designated open delivery commitment positions. Commitments to lend are included in Other Assets and carried at fair value with unrealized gains or losses recorded in the Consolidated Statement of Income.

Mortgages Held for Investment
-----------------------------
Mortgage loans held for investment include certain loans that the Company originates and purchases with the intent to hold for investment, as well as loans held as collateral for securitization transactions accounted for as collateralized borrowing arrangements.

Periodically, the Company acquires or originates certain mortgage loans for investment purposes including commercial and multi-family construction loans. The Company carries these loans at amortized cost net of deferred costs and fees. In addition, the Company originates or repurchases loans that are unable to be sold through normal investor channels. These loans are classified as held for investment and carried at amortized cost, which represents either the lower of cost or market at the time the loans are transferred, or the repurchases price. The Company has the intent and ability to hold these loans for the foreseeable future. The Company accrues interest on mortgage loans held for investment not more than 60 days delinquent.

Mortgages Lending Receivables
-----------------------------
Mortgage lending receivables are primarily comprised of receivables from warehouse, construction, commercial real estate lending activities and distressed unsecured consumer receivables. All lending receivables are carried at amortized cost, less an allowance for credit losses. Amortized cost basis includes deferred origination fees and costs.

Warehouse lending involves the extension of collateralized lines of credit to mortgage originators to finance loans until a permanent investor purchases the loans. Advances under the lines of credit are generally fully collateralized by the underlying mortgages and bear interest at variable rates based upon short-term indices. Warehouse lending also involves certain longer term lending to mortgage companies primarily collateralized by pledged servicing portfolios and interest-only and residual securities. Term loans are generally for periods of less than five years and bear interest at variable rates tied to short-term indices. Construction lending involves the extension of collateralized lines of credit to construction lending project managers and national and regional residential home builders.

Warehouse and construction lending receivables are placed on non-accrual status when scheduled principal or interest payments are greater than 60 days past due. When a loan is placed on non-accrual status, the accrued and unpaid interest receivable is reversed and accounted for on the cash or cost recovery method. Generally, a loan is returned to accrual status when all delinquent interest and principal becomes current in accordance with the terms of the loan agreement.

The Company services and manages mortgage loans and warehouse and construction lending receivables for third parties under commercial paper programs. Revenues from these activities are recognized on an accrual basis.

Mortgage Servicing Rights
-------------------------
The Company capitalizes mortgage servicing rights associated with loans sold with servicing retained and servicing rights acquired through bulk and flow purchase transactions. The Company capitalizes the cost of originated mortgage servicing rights based upon the relative fair market value of the underlying mortgage loans and mortgage servicing rights at the time of sale of the underlying mortgage loan. The Company capitalizes purchased mortgage servicing rights at cost, an amount not exceeding the estimated fair market value of those purchased mortgage servicing rights. See Note 13 (Mortgage Banking).

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets
-----------------
Intangible assets, principally the excess of cost over the fair value of identifiable net assets of purchased businesses, were amortized using the straight-line method over periods ranging from 5 to 40 years through December 31, 2001. However, amounts related to acquisitions completed after June 30, 2001, were not amortized in accordance with SFAS No. 141, Business Combinations. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value. The existence of impairment is evaluated based on undiscounted future cash flows.

Software Costs
--------------
Other assets include certain software costs capitalized in accordance with AICPA Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The capitalized software is generally amortized on a straight-line basis over its useful life for a period not to exceed three years. Capitalized software that is not expected to provide substantive service potential or for which the costs of developing the software significantly exceed the amount originally expected is considered impaired and is written down to fair value.

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

Derivative Financial Instruments
--------------------------------
The Company is a party to derivative financial instruments that it uses in the normal course of business to reduce its exposure to fluctuations in interest and foreign currency rates. Effective January 1, 2001, GMAC adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138. Under these standards, GMAC records derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The after-tax cumulative effect of this accounting change as of January 1, 2001, was $34.3 million favorable to income and $52.6 million unfavorable to equity. Consistent with the provisions of the statement, prior year financial statements have not been restated. The amount of the transition adjustment reclassified into earnings from other comprehensive income during 2001 was immaterial.

Prior to the change referred to in the preceding paragraph, the Company accounted for derivatives as follows:

Interest Rate Instruments
-------------------------
The company utilizes various contracts to manage interest rate risk including: interest rate swaps that are contractual agreements between the Company and another party to exchange the net difference between a fixed and floating interest rate, or different floating interest rates, periodically over the life of the contract without the exchange of the underlying principal amount. The Company also uses written and purchased options (including interest rate caps and cancellation features). Interest rate cap agreements provide the holder protection against interest rate movements above the rate established in the contract. In exchange for assuming this risk, the writer receives a premium at the outset of the agreement.

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

Foreign Currency Instruments
Currency swaps and forwards are used to hedge foreign exchange exposure on foreign currency denominated debt by converting the funding currency to the currency of the assets being financed. Foreign currency swaps and forwards are legal agreements between two parties to purchase and sell a foreign currency for a price specified at the contract date, with delivery and settlement at both the effective date and maturity date of the contract. Foreign currency swap agreements are accounted for using settlement accounting as it relates to periodic interest payments. The foreign currency gains and losses associated with both the currency swaps and forwards offset the correlating foreign currency gains and losses related to the designated liabilities.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts which differ from those estimates.

Reclassifications
-----------------
Certain amounts for 1999 and 2000 have been reclassified to conform with 2001 classifications.

Accounting Standards
--------------------
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill. Additionally, it requires the Company to evaluate its existing intangible assets and goodwill and to make any necessary reclassifications in order to conform with the new separation requirements at the date of adoption. Goodwill and intangible assets determined to have indefinite useful lives that were acquired in a business combination completed after June 30, 2001, were not amortized.

Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized until December 31, 2001. The Company adopted the provisions of SFAS No. 141 on January 1, 2002, with the exception of the requirement to use the purchase method of accounting for business combinations completed after June 30, 2001, which was adopted on July 1, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial condition or results of operations.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (concluded)

Accounting Standards (concluded)
--------------------------------
In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized but instead be tested for impairment at least annually, and that intangible assets other than goodwill should be amortized over their useful lives. In connection with the transitional impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. SFAS No.142 provides for a six-month period from the date of adoption for the Company to complete its assessment of goodwill impairment. Management estimates that goodwill amortization required under previous accounting standards of approximately $95.0 million after-tax will not be charged to the income statement in 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statements supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company is required to implement SFAS No. 144 on January 1, 2002. Management does not expect this statement to have a material impact on the Company's financial position or results of operations.

The FASB is currently deliberating the issuance of an interpretation of SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, to provide additional guidance to assist companies in identifying and accounting for special purpose entities, including when SPEs should be consolidated by the investor. The interpretation would introduce a concept that consolidation would be required by the primary beneficiary of the activities of a special purpose entity unless the SPE can meet certain substantive independent economic substance criteria. It is not possible to determine at this time what conclusions will be included in the final interpretation; however, the result could impact the accounting treatment of these entities.

The FASB is currently deliberating the issuance of a proposed statement that would amend SFAS No. 133, subject to decisions to be made at the March 13, 2002, FASB meeting. The proposed statement will address and resolve certain pending Derivatives Implementation Group ("DIG") issues. The outcome of the pending DIG issues and other provisions of the statement could impact the Company's accounting for beneficial interests, loan commitments and other transactions deemed to be derivatives under the new statement. The Company's accounting for such transactions is currently based on management's best interpretation of the accounting literature as of March 11, 2002.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  FINANCE RECEIVABLES

The composition of finance receivables outstanding is summarized as follows:

                                               December 31,
                                     ----------------------------
                                           2001           2000
                                     ------------    ------------
                                      (in millions of dollars)
United States
  Retail                              $ 60,244.1      $ 40,474.9
  Wholesale                             10,044.9        20,454.9
  Commercial                             4,291.6         3,970.8
  Leasing and lease financing              628.1           632.9
  Other (1)                             11,821.7        11,712.8
                                     ------------    ------------
Total United States                     87,030.4        77,246.3
                                     ------------    ------------

Europe
  Retail                                 5,482.3         5,500.2
  Wholesale                              3,431.8         3,552.2
  Commercial                             1,094.0         1,267.4
  Leasing and lease financing              359.7           431.7
  Other                                    516.6           469.2
                                     ------------    ------------
Total Europe                            10,884.4        11,220.7
                                     ------------    ------------

Canada
  Retail                                 3,320.5         2,970.2
  Wholesale                              1,424.6         2,438.1
  Commercial                               357.1           307.1
  Leasing and lease financing              589.2           660.2
  Other                                    229.1           218.5
                                     ------------    ------------
Total Canada                             5,920.5         6,594.1
                                     ------------    ------------

Other Countries
  Retail                                 2,798.5         2,393.6
  Wholesale                              1,087.3         1,092.2
  Leasing and lease financing              285.4           452.9
  Other                                    147.0           228.9
                                     ------------    ------------
Total Other Countries                    4,318.2         4,167.6
                                     ------------    ------------

Total finance receivables              108,153.5        99,228.7

Deductions
  Unearned income                        5,765.8         4,872.1
  Allowance for credit losses            2,059.9         1,331.8
                                     ------------    ------------
Total deductions                         7,825.7         6,203.9
                                     ------------    ------------
Finance receivables, net             $ 100,327.8      $ 93,024.8
                                     ============    ============

(1) Includes secured notes to a non-consolidated affiliated entity that leases vehicles totaling $7,125.0 million and $7,504.4 million at December 31, 2001 and 2000, respectively.

The aggregate amount of total finance receivables maturing in each of the five years following December 31, 2001, is as follows: 2002 - $48,134.9 million; 2003
- $23,675.5 million;  2004 - $18,106.2 million; 2005 - $10,520.5 million; 2006 -
$5,584.8 million; 2007 and thereafter - $2,131.6 million.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  FINANCE RECEIVABLES (concluded)

The following table presents an analysis of the allowance for credit losses on finance receivables:

                                                  For the years ended December 31,
                                             ------------------------------------------
                                                2001          2000           1999
                                             ----------    ----------     ----------
                                                   (in millions of dollars)
Balance at beginning of the year             $ 1,331.8     $ 1,114.4      $ 1,020.6

Provisions charged to income                   1,346.4         551.6          403.8

Charge-offs
 United States                                  (686.1)       (404.6)        (318.9)
 Other countries                                 (91.2)        (98.4)        (100.4)
                                             ----------    ----------     ----------
Total charge-offs                               (777.3)       (503.0)        (419.3)

Recoveries and other
 United States                                   215.6         178.8          152.8
 Other countries                                  12.1          37.7            3.8
                                             ----------    ----------     ----------
Total recoveries and other                       227.7         216.5          156.6

Transfers to sold receivables allowance          (68.7)        (47.7)         (47.3)
                                             ----------    ----------     ----------

Balance at end of the year                   $ 2,059.9     $ 1,331.8      $ 1,114.4
                                             ==========    ==========     ==========

The  following  table  presents a summary of the  allowance for credit losses on non-retail automotive impaired loans:
                                                 For the years ended December 31,
                                             ----------------------------------------
                                               2001           2000           1999
                                             ----------    ----------     -----------
                                                      (in millions of dollars)
Balance at beginning of the year             $ 57.5        $ 59.3         $    70.7
Provisions charged to income                   33.1          21.9               0.3
Net charge-offs                                (5.2)        (23.7)            (11.7)
                                             ----------    ----------     ------------
Balance at end of the year                   $ 85.4        $ 57.5         $    59.3
                                             ==========    ==========     ============

The total investments in these impaired loans were $354.8 million and $202.2 million at December 31, 2001 and 2000, respectively. The average recorded investments during 2001 and 2000 were $291.8 million and $179.9 million, respectively.

NOTE 3.  SALE OF FINANCE RECEIVABLES

The Company participates in various sales of receivables programs and has sold retail finance receivables through special purpose subsidiaries with principal aggregating $8.4 billion in 2001, $5.2 billion in 2000 and $5.1 billion in 1999. These subsidiaries generally retain a subordinated investment of no greater than
5.25 percent of the total receivables pool and sell the remaining portion. Net pre-tax gains relating to such sales amounted to $210.4 million in 2001, $13.7 million in 2000 and $64.2 million in 1999. The Company's sold retail finance receivables servicing portfolio amounted to $12.0 billion and $7.0 billion at December 31, 2001 and 2000, respectively. The Company's total serviced retail finance receivables, including sold receivables, totaled $83.8 billion and $58.3 billion at December 31, 2001 and 2000, respectively.

At December 31, 2001 and 2000, the principal amount of sold retail receivables 60 days or more past due was $40.4 million and $31.2 million, respectively.

During the years 2001 and 2000, the total losses on sold retail receivables amounted to $39.3 million and $34.2 million, respectively.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  SALE OF FINANCE RECEIVABLES (continued)

The Company has sold wholesale receivables on a revolving basis resulting in decreases in wholesale outstandings of $16.2 billion and $10.0 billion at December 31, 2001 and 2000, respectively. The Company is committed to sell eligible wholesale receivables arising in certain dealer accounts. During the years 2001, 2000 and 1999, there were no gains recorded on the sales of wholesale receivables. In addition, the fair value of retained interests in wholesale securitizations is assumed to approximate cost due to the short term nature of wholesale receivables. The Company's total wholesale finance receivables serviced, including sold receivables, amounted to $32.2 billion and $37.5 billion at December 31, 2001 and 2000, respectively.

When the Company sells receivables in securitizations of retail and wholesale receivables, it retains interest-only strips, all or a portion of senior and subordinated tranches, servicing rights and cash reserve accounts, all of which are retained interests in the securitized receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer. The carrying amount is allocated between the assets sold and the retained interests, based on their relative fair values on the date of sale.

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

                                                       December 31,
                                                --------------------------
                                                   2001           2000
                                                -----------    -----------
                                                 (in millions of dollars)
Interest-only strip receivables (1)             $   481.7      $   224.9
Other restricted amounts:
  Cash deposits held for trusts                   1,281.5          856.4
  Other restricted amounts                          496.6           78.0
                                                -----------    -----------
Total due and deferred from receivable sales    $ 2,259.8      $ 1,159.3
                                                ===========    ===========

(1) Included in interest-only strip receivables at December 31, 2001 and 2000, is an unrealized gain of $182.2 million and an unrealized loss of $1.7 million, respectively.

Included in other liabilities are amounts payable to trustees of $485.4 million and $513.2 million at December 31, 2001 and 2000, respectively.

The following table presents a summary of the allowance for estimated credit losses on sold receivables that are included in other liabilities:

                                               For the years ended December 31,
                                              ---------------------------------
                                               2001          2000      1999
                                              ---------    --------   ---------
                                                     (in millions of dollars)
Balance at beginning of the year              $ 62.1        $ 48.6     $ 34.2
Transfers from allowance for credit losses      68.7          47.7       47.3
Charge-offs                                    (39.2)        (34.2)     (32.9)
                                              ---------    --------   ---------
Balance at end of the year                    $ 91.6        $ 62.1     $ 48.6
                                              =========    ========   =========

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  SALE OF FINANCE RECEIVABLES (continued)

The following table below summarizes certain cash flows received from and paid to securitization trusts:

                                                     For the years ended December 31,
                                                     --------------------------------
                                                        2001           2000
                                                     ----------    -----------------
                                                        (in millions of dollars)
Servicing fees received
     Retail                                            $168.0         $105.4
     Wholesale                                          123.8           84.9
Other cash flows received on retained interests (1)
      Retail                                          1,159.8        1,550.0
      Wholesale                                         399.9          631.4
Purchases of delinquent or foreclosed assets (2)       (239.8)        (181.5)
Cash flows on pool buybacks (2)                        (270.3)        (348.2)
Servicing advances (2)                                  (87.5)         (74.9)
Repayments of servicing advances (2)                     66.0           66.0

(1) This amount represents total cash flows received from retained interests by the transferor other than servicing fees.

(2) Only applicable to retail finance receivables.

Key economic assumptions used in measuring the retained interests at the date of the securitization, for securitizations of retail finance receivables completed during the year, were as follows:

                                                      For the years ended December 31,
                                      --------------------------------------------------------------------
                                              2001                                   2000
                                      ---------------------------         --------------------------------
Prepayment speed                            0.8- 1.3%                             1.2- 1.7%
Weighted-average life (in years) (1)        1.5- 1.8                              1.4- 1.7
Residual cash flows discounted at           9.5- 12.0%                            9.5- 12.0%
Variable returns to transferees            One month  LIBOR plus                One month LIBOR plus
                                           contractual spread ranging           contractual  spread ranging
                                           from 4 to 35 points                  from 7 to 9 basis
                                                                                basis points

(1) Weighted-average rates for securitizations entered into during the period for securitizations of loans with similar characteristics.

The following depicts the sensitivity of the current fair value of retained interests in securitizations of retail finance receivables to adverse changes in the key economic assumptions used to measure fair value.

                                                         For the years ended December 31,
                                                        ----------------------------------
                                                         2001                   2000
                                                        -------------     ----------------
                                                                (in millions of dollars)
Carrying amount/fair value of retained interests         $1,677.9            $1,196.2

Prepayment speed assumption (annual rate)                 0.6-1.8%            1.2-1.7%
   Impact on fair value of 10% adverse change (1)         $ (2.0)              $(2.6)
   Impact on fair value of 20% adverse change (1)         $ (4.0)              $(5.5)

Residual cash flows discount rate (annual rate)          7.7-12.0%           9.3-12.0%
   Impact on fair value of 10% adverse change             $ (7.4)              $(4.2)
   Impact on fair value of 20% adverse change             $(14.8)              $(8.6)

Market rate assumption (annual rate)                      2.3-5.8%            5.5-6.4%
   Impact on fair value of 10% adverse change             $(30.4)              $(3.6)
   Impact on fair value of 20% adverse change             $(60.8)              $(7.2)

(1) An adverse change in the fair value of retained interests may result from either an increase or decrease in prepayment speeds, depending upon the characteristics of each securitization and the related residual cash flows. Due to the composition of GMAC's sold retail finance receivables, this amount represents the net adverse impact of a decrease in prepayment speeds.

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

The Company has sponsored two special purpose entities ("SPEs") that are used as sources of additional liquidity, New Center Asset Trust ("NCAT") and Central Originating Lease Trust ("COLT"). The Company acts as administrator of NCAT to provide for the administration of the trust and earned $6.4 million, $14.2 million and $14.5 million in administration fees for the years 2001, 2000 and 1999, respectively. The Company also acts as an originating agent and servicer for COLT leases and earned $200.9 million, $204.9 million and $144.9 million during 2001, 2000 and 1999, respectively. The Company may enter into swap agreements with NCAT and COLT for which the accounting is described in Note 17. The Company has entered into an agreement with a third-party insurer whereby the Company receives a fee for reimbursing the insurer for a portion of losses paid to COLT, subject to a cap. The Company's reserve for such exposure was recorded as a liability on the balance sheet at December 31, 2001 and 2000, totaling $478.8 million and $349.5 million, respectively.

NOTE 4.  INVESTMENT IN OPERATING LEASES

Investments in operating leases were as follows:
                                                   December 31,
                                           ---------------------------
                                             2001           2000
                                           ------------  ------------
                                            (in millions of dollars)
Vehicles and other equipment, at cost       $ 32,888.4     $37,374.3
  Less: accumulated depreciation               7,660.8       8,063.2
                                           ------------  ------------
Investment in operating leases, net         $ 25,227.6     $29,311.1
                                           ============  ============

The lease payments applicable to equipment on operating leases maturing in each of the five years following December 31, 2001, are as follows: 2002 - $5,922.0 million; 2003 - $3,338.1 million; 2004 - $1,427.4 million; 2005 - $202.4 million; and 2006 - $7.5 million.


NOTE 5.  INVESTMENTS IN SECURITIES

The Company's portfolio of securities includes bonds, equity securities, mortgage-related securities, notes, retained interests in securitizations and other investments. The book and fair values of mortgage-related securities held to maturity at December 31, 2001, were $371.2 million and $367.6 million, respectively, compared with $218.1 million and $225.1 million at December 31, 2000. Held to maturity securities, which are carried at historical cost, had unrealized (losses)/gains at December 31, 2001 and 2000, of $(3.7) million and $7.0 million, respectively. The fair value of mortgage-related trading securities at December 31, 2001 and 2000, was $3,721.7 million and $3,298.6 million, respectively. The unrealized losses on trading securities included in income were $583.7 million, $145.8 million and $83.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. GMACMG has pledged mortgage-related trading securities of $976.9 million and $523.5 million at December 31, 2001 and 2000, respectively.


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  INVESTMENTS IN SECURITIES (continued)

The cost, fair value and unrealized gains and losses on available for sale securities were as follows:

                                                               December 31, 2001
                                             -----------------------------------------------------
                                                          Unrealized      Unrealized      Fair
Type of Security                              Cost          Gains           Losses        Value
----------------                             ----------  -------------   -----------  ------------
Bonds, notes and other securities:                          (in millions of dollars)
United States government and
 Governmental agencies and authorities       $    615.1       $   13.7    $    (3.0)     $ 625.8
States, municipalities and political
 Subdivisions                                     930.8           42.9         (4.2)       969.5
Mortgage-related securities                       923.9           16.8        (27.6)       913.1
Interests in trusts                             1,069.7            3.6         --        1,073.3
Corporate debt securities                       1,317.8           38.7        (23.8)     1,332.7
Other                                             255.9            6.7         (2.2)       260.4
                                             ----------  -------------   -----------  -----------
Total debt securities available for sale        5,113.2          122.4        (60.8)     5,174.8
Equity securities available for sale            1,214.8          246.9       (142.3)     1,319.4
                                             ----------  -------------   -----------  -----------
Total available for sale securities          $ 6,328.0        $  369.3    $  (203.1)   $ 6,494.2
                                             ==========  =============   ===========  ===========

                                                               December 31, 2000
                                             -------------------------------------------------
                                                           Unrealized    Unrealized    Fair
Type of Security                               Cost          Gains         Losses      Value
----------------                             ----------    ----------    ----------  ---------
Bonds, notes and other securities:                       (in millions of dollars)
United States government and
  Governmental agencies and authorities       $   555.8    $  10.4       $  (0.9)     $  565.3
States, municipalities and political
 Subdivisions                                  1,491.6        80.8          (5.4)      1,567.0
Mortgage-related securities                      386.7        14.2         (17.2)        383.7
Interests in trusts                              956.9        10.6         (13.5)        954.0
Corporate debt securities                      1,279.7        27.8         (32.4)      1,275.1
Other                                            173.3         8.0         (14.8)        166.5
                                             ----------    ----------   -----------   --------
Total debt securities available for sale       4,844.0       151.8         (84.2)      4,911.6
Equity securities available for sale             766.4       394.7        (104.4)      1,056.7
                                             ----------    ----------   -----------   --------
Total available for sale securities          $ 5,610.4     $ 546.5      $ (188.6)     $5,968.3
                                             ==========    ==========   ===========  ==========

The distribution of maturities of available for sale debt securities outstanding is summarized as follows:

                                                  December 31, 2001
                                            ----------------------------
                                                             Fair
                                                 Cost        Value
                                            -------------    -----------
Maturity                                       (in millions of dollars)
--------
Due in one year or less                      $    803.5      $    813.2
Due after one year through five years           2,219.8         2,260.8
Due after five years through ten years            695.2           715.6
Due after ten years                               470.8           472.0
Mortgage-related securities                       923.9           913.1
                                            -------------    -----------
Total available for sale debt securities     $  5,113.2      $  5,174.7
                                            =============    ===========

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  INVESTMENTS IN SECURITIES (concluded)

The following table summarizes proceeds, gains and losses realized from the sale of available for sale securities:

                                             For the years ended December 31,
                                     -----------------------------------------
                                        2001           2000        1999
                                     ---------    ------------   -------------
Debt Securities                                (in millions of dollars)
---------------
Sale proceeds                        $ 4,453.2     $ 3,010.8     $ 2,359.3
Gross realized gains                     104.1          71.5          78.6
Gross realized losses                     50.6          78.2          83.0

Equity Securities
Sale proceeds                        $   676.6     $   530.6    $    567.7
Gross realized gains                     124.3         243.8         212.9
Gross realized losses                     94.4          69.5          42.9

NOTE 6.  OTHER ASSETS

Other assets consisted of:
                                                               December 31,
                                                       -------------------------
                                                           2001         2000
                                                       ----------    -----------
                                                        (in millions of dollars)
Property and equipment at cost                         $ 2,138.2      $ 1,690.0
Accumulated depreciation                                  (615.0)        (436.9)
                                                       ----------    -----------
Net property and equipment                               1,523.2        1,253.1
Non-performing assets (net of valuation reserves)          815.3          828.5
Ceded loss and loss adjustment expense reserve /
   Reinsurance receivable                                  887.7          680.4
Insurance premiums recoverable                             348.7          339.3
Investment in used vehicles held for sale                  444.7          615.4
Deferred policy acquisition cost                           475.9          380.5
Intangible assets, net of accumulated amortization       3,205.9        3,188.4
Rental car buyback                                         235.3          825.7
Unamortized debt costs                                     424.7          211.2
Accrued interest receivable on derivatives                 591.8          218.5
Derivatives - asset position (1)                         1,672.8           --
Equity investments in real estate ventures                 797.5          790.8
Other mortgage-related assets                            3,280.5        1,864.4
Other assets                                               999.0          824.8
                                                       ----------    -----------
  Total other assets                                   $15,703.0      $12,021.0
                                                       ==========    ===========

(1) Effective January 1, 2001, the Company was required to record the fair market value of its derivatives on the balance sheet due to the implementation of SFAS No. 133. Such instruments were either included as a component of the underlying hedged asset or liability or were not reflected on the balance sheet at December 31, 2000. Refer to Note 17 for additional information.

NOTE 7.  LINES OF CREDIT WITH BANKS

The Company and its subsidiaries maintain substantial bank lines of credit which totaled $48.8 billion at December 31, 2001, compared to $48.1 billion at year-end 2000. The unused portion of these credit lines increased by $500.0 million from December 31, 2000, to $38.9 billion at December 31, 2001. Included in the unused credit lines at December 31, 2001, is a $14.7 billion syndicated multi-currency global credit facility available for use in the U.S. by GMAC and in Europe by GMAC International Finance B.V. and GMAC (UK) plc. The entire $14.7 billion is available to GMAC in the U.S., $1.0 billion is available to GMAC (UK) plc and $0.9 billion is available to GMAC International Finance B.V. The syndicated credit facility serves primarily as back-up for the Company's unsecured commercial paper programs. Also included in the unused credit lines is a $12.3 billion U.S. asset-backed commercial paper liquidity and receivables facility for NCAT, a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  LINES OF CREDIT WITH BANKS (concluded)

In June 2001, GMAC renewed the syndicated multi-currency global facility, which includes terms of five years on one-half of the facility (due to expire in June
2006) and a 364-day term with a one year term-out option. It was modified to permit the Company, at its discretion, to transfer up to approximately $6 billion of the banks' commitments to the liquidity and receivables facility for NCAT. Such transfer provisions have not been utilized. Additionally, there is a leverage covenant restricting the ratio of consolidated debt to total stockholder's equity to no greater than 11.0:1 under certain conditions. This covenant is only applicable on the last day of any fiscal quarter (other than the fiscal quarter during which a change in rating occurs) during such times as the Company has senior unsecured long-term debt outstanding, without third-party enhancement, which is rated BBB+ or less by Standard & Poor's Ratings Services ("S&P") or Baa1 or less by Moody's Investors Service, Inc. As a result of the Company's rating downgrade by S&P in October 2001, those conditions became effective and the Company is in compliance with the covenant. Those conditions were not in effect on December 31, 2000.

GMAC Mortgage Group had $5.4 billion of bank lines of credit at December 31, 2001, compared with $4.6 billion at December 31, 2000, which are utilized in the normal course of business. Of these lines, $2.3 billion and $1.3 billion were unused at December 31, 2001 and 2000, respectively.

Inclusive of the $1.9 billion of the syndicated multi-currency global credit facility, operations in Canada, Europe, Latin America and Asia-Pacific were supported by credit facilities totaling $18.4 billion at December 31, 2001 and $18.1 billion at December 31, 2000, of which $11.5 billion and $11.7 billion were unused at December 31, 2001 and 2000, respectively. As of December 31, 2001, the committed and uncommitted portion of such credit facilities totaled $5.7 billion and $12.7 billion, respectively. As of December 31, 2000, the committed and uncommitted portion of such credit facilities totaled $5.6 billion and $12.5 billion, respectively.

NOTE 8.  DEBT

                                                Weighted Average
                                                                            ----------------------------------
                                               Interest Rate (1)                        December 31,
                                                                            ----------------------------------
                                            As of December 31, 2001                2001               2000
                                         -----------------------------      ---------------       ------------
                                                                                  (in millions of dollars)
Short-Term Debt
  Commercial paper (2)                                                         $  16,619.9        $  43,633.5
  Demand notes                                                                     5,363.8            4,663.9
  Master notes and other                                                           6,205.8            2,223.6
  Bank loans and overdrafts (3)                                                    8,062.7            6,613.3
                                                                            ---------------       ------------
Total principal amount                                                            36,252.2           57,134.3
  Unamortized discount                                                               (38.0)            (220.7)
                                                                            ---------------       ------------
Total short-term debt (4)                            3.0%                         36,214.2           56,913.6
                                                                            ---------------       ------------
Long-Term Debt
Current portion of long-term debt                    4.3%                         22,014.1           18,603.1

United States
  2002                                                                                --             15,451.2
  2003                                               4.0%                         18,889.3           11,351.6
  2004                                               4.5%                         14,251.6            5,840.5
  2005                                               5.3%                          5,344.2            4,502.3
  2006                                               6.0%                         14,794.1              985.1
  2007 to 2050                                       6.8%                         28,293.1           10,493.0
                                                                            ---------------       ------------
Total United States                                                               81,572.3           48,623.7
Other countries
  2002 - 2009                                        5.4%                         12,038.7            9,815.4
                                                                            ---------------       ------------

Total United States and other countries                                          115,625.1           77,042.2
  Unamortized discount                                                              (694.3)            (583.6)
                                                                            ---------------       ------------
Total long-term debt                                                             114,930.8           76,458.6
                                                                            ---------------       ------------
Mark to market adjustment (5)                                                        888.2               --
                                                                            ---------------       ------------
Total debt                                                                      $152,033.2         $133,372.2
                                                                            ===============       ============

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  DEBT (concluded)

(1) The 2001 weighted average interest rates include the effects of interest rate swap agreements.

(2) The weighted average maturities of commercial paper were 40 days at December 31, 2001, and 35 days at December 31, 2000.

(3) Bank loans and overdrafts include $4,273.9 million and $2,778.2 million in the United States and $3,788.8 million and $3,835.1 million in other countries at December 31, 2001 and 2000, respectively.

(4)  The 2000 weighted average interest rate for short-term debt was 6.1%.

(5) Effective January 1, 2001, the Company was required to record hedged debt at fair value on the balance sheet due to the implementation of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Refer to
     Note 17 for additional information.

After consideration of foreign currency swaps, the above maturities denominated in currencies other than the U.S. dollar primarily consist of the Canadian dollar ($9,997.3 million), euro ($5,653.3 million), United Kingdom pound sterling ($4,602.3 million) and Australian dollar ($1,226.8 million). The Company and its subsidiaries have entered into foreign currency swap agreements to hedge exposures related to debt payable in currencies other than the local currency of the issuing entity.

Debt issues totaling $9,389.5 million are redeemable, at par or slightly above, at the Company's option. The debt issues are redeemable anytime prior to their maturity dates with the latest maturity date in November 2049.

The Company has issued warrants to subscribe for up to $300 million aggregate principal amount of 6.5% notes due October 15, 2009. The warrants entitle the holder to purchase from GMAC the aggregate principal amount at par plus any accrued interest. The warrants are exercisable up to and including October 15, 2007.

The Company's debt includes $525 million in notes with fixed rates and $75 million in notes with variable rates which provide investors with the option to cause GMAC to repurchase them at specific dates prior to their maturity. Generally, the probability of exercising such option would increase in the event that one or more of the Company's security ratings is reduced or an increase in market interest rates occurs and the notes are subject to fixed interest rates. For purposes of the above maturities, it is assumed that no repurchase will occur.

In addition, the Company's debt includes $12,975.6 million in notes with fixed rates that contain a survivor's option, which provides the survivor with the option to cause GMAC to repurchase them at par prior to maturity. The latest maturity date of these notes is September 2021.

As of December 31, 2001, GMACMG had $2,096.8 million of short-term debt outstanding secured by real estate mortgages held for investment of $1,249.8 million and real estate mortgages held for sale of $979.8 million. These mortgage assets are restricted in that they are used to pay back the secured debt.

To achieve its desired balance between fixed and variable rate debt, the Company has entered into interest rate swap and interest rate cap agreements. The breakdown between the fixed and variable interest rate amounts (excluding discount) based on contractual terms (predominately based on London Interbank Offering Rate ("LIBOR")) and after the effect of interest rate derivatives is as follows:
                                                    December 31,
                                              -------------------------
                                                 2001          2000
                                              ------------   ----------
Debt balances based on contractual ter        (in millions of dollars)
----------------------------------------
Fixed amount                                  $101,142.6      $97,189.6
Variable amount                                 50,734.7       36,986.9

Debt balances after effect of derivatives
Fixed amount                                  $ 64,640.7      $85,254.6
Variable amount                                 87,236.6       48,921.8

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  UNITED STATES, FOREIGN AND OTHER INCOME TAXES

Income from continuing operations before income taxes included the following:
                        For the Years Ended December 31,
                   ------------------------------------------
                       2001           2000          1999
                   -------------   -----------   ------------
                            (in millions of dollars)
U.S. income          $ 2,140.7      $ 1,957.2     $ 1,907.0
Foreign income           658.0          599.2         580.5
                   -------------   -----------   ------------
Total                $ 2,798.7      $ 2,556.4     $ 2,487.5
                   =============   ===========   ============

Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on remittance of the Company's share of its subsidiaries' undistributed earnings not deemed to be indefinitely reinvested. Taxes have not been provided on foreign subsidiaries' earnings, which are deemed indefinitely reinvested of approximately $1,212.4 million at December 31, 2001 and $1,124.5 million at December 31, 2000. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

The temporary differences, which comprise the Company's deferred tax assets and liabilities, were as follows:

                                               December 31, 2001               December 31, 2000
                                           ----------------------------   ----------------------------
                                              Asset        Liability         Asset          Liability
                                           -------------- -------------   ------------  --------------
                                                           (in millions of dollars)
Lease transactions                          $     --         $ 3,985.2     $      --      $ 3,656.1
Provisions for credit losses                     940.0            --             571.6         --
Debt transactions                                 --             345.2            --          354.0
Unrealized gains on securities                    --             118.2            --          138.5
State and local taxes                             --             320.7            --          268.1
Amortization - mortgage servicing rights          --             335.2            --          330.1
Sales of mortgage home equity loans               --             300.5            --           38.9
Foreign tax credits                              167.7            --             116.4         --
Insurance loss reserve discount                  119.4            --             124.9         --
Unearned insurance premiums                      201.5            --             156.2         --
Other postretirement benefits                    258.9            --             257.8         --
Accumulated translation adjustment               201.8            --             184.6         --
Receivables mark to market                        --             173.3            --           --
Other                                            170.9           364.6           179.3        379.4
                                           -------------- -------------   ------------  --------------
Total deferred income taxes                  $ 2,060.2       $ 5,942.9      $  1,590.8    $ 5,165.1
                                           ============== =============   ============  ==============

The significant components of income tax expense were as follows:

                                                              For the Years Ended December 31,
                                                        ---------------------------------------
                                                           2001         2000        1999
                                                        -----------  ----------   ----------
Income taxes estimated to be currently                        (in millions of dollars)
  payable:
  United States federal                                 $   375.3      $ 459.9      $ 103.4
  Foreign                                                   263.7        223.0        131.2
  United States state and local                              85.3         69.1         24.0
                                                        -----------  ----------   ----------
Total income taxes currently payable                        724.3        752.0        258.6
                                                        -----------  ----------   ----------
Deferred income taxes:
  United States federal                                     351.2        174.7        522.7
  Foreign                                                   (57.8)       (26.2)       106.5
  United States state and local                              29.4         53.8         72.4
                                                        -----------  ----------   ----------
Total deferred income taxes                                 322.8        202.3        701.6
                                                        -----------  ----------   ----------
Income tax expense                                       $1,047.1*     $ 954.3      $ 960.2
                                                        ===========  ==========   ==========
*Excludes cumulative effect of accounting change.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  UNITED STATES, FOREIGN AND OTHER INCOME TAXES (concluded)

Income tax provisions recorded by the Company differ from the computed amounts developed by applying the statutory United States federal income tax rate to income before income taxes. The following schedule reconciles the U.S. statutory income tax rate to the actual income tax rate recorded by the Company:

                                                For the Years Ended December 31,
                                                --------------------------------
                                                   2001       2000       1999
                                                  --------   -------   -------
United States federal statutory income tax rate     35.0%     35.0%     35.0%
Effect of:
  State and local income taxes                       2.8       3.4       2.6
  Tax exempt interest and dividends received
    Which are not fully taxable                     (0.9)     (1.1)     (1.1)
  Adjustment to U.S. taxes on foreign income        (0.4)     (0.5)     (0.7)
  Foreign income tax rate differential               0.3      (0.4)      1.6
  Other                                              0.6       0.9       1.2
                                                  --------   -------   -------
Effective tax rate                                  37.4%*    37.3%     38.6%
                                                  ========   =======   =======

*Excludes cumulative effect of accounting change

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

The total pension and other postretirement benefits expense of the Company amounted to $96.1 million, $80.4 million and $96.5 million in 2001, 2000 and 1999, respectively.

NOTE 11.  TRANSACTIONS WITH AFFILIATES

The Company is wholly-owned by GM and as such, receives support from GM to maintain competitive leverage levels and its fixed charges coverage ratio. GMAC received capital contributions from GM totaling $513.6 million and $2,927.9 million in 2001 and 2000, respectively. Contributions in 2001 consisted of cash payments totaling $500.0 million and contributions related to GMAC's acquisition of Saab Finance totaling $13.6 million. Contributions in 2000 consisted of cash payments totaling $2,448.8 million and a transfer of properties located in Michigan totaling $479.1 million. As part of the property transfer in 2000, the Company and GM entered into a sixteen-year lease arrangement, under which the Company agreed to fund and capitalize improvements to GM leased properties totaling $1.2 billion over four years, starting in 2000, of this total, $278.0 million and $190.4 million were advanced by GMAC in 2001 and 2000, respectively. Revenues received on this arrangement in 2001 and 2000 were included in other income and totaled $49.1 million and $42.0 million, respectively.

Included in other liabilities are amounts (receivable from) or due to GM and its affiliates of $(218.7) million and $199.4 million at December 31, 2001 and 2000, respectively.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  TRANSACTIONS WITH AFFILIATES (concluded)

Retail installment and lease contracts acquired by GMAC-NAO that included interest rate subvention from GM, payable directly or indirectly to GM dealers, were 84.0%, 86.0% and 81.6% of total new retail installment and lease contracts acquired during 2001, 2000 and 1999, respectively. GMAC-IO rate subvented programs represented 49.8%, 56.6% and 56.6% of total new retail installment and lease contracts acquired during 2001, 2000 and 1999, respectively.

Agreements with GM provide for payment to the Company for residual value support on certain retail leasing transactions. Amounts included in income for these transactions totaled $1,002.9 million, $739.4 million and $450.3 million in 2001, 2000 and 1999, respectively. Included in the above is GM's portion of a residual risk sharing agreement. Payment to the Company for GM's portion of this risk sharing totaled $334.2 million, $207.3 million and $68.5 million in 2001, 2000 and 1999, respectively.

On occasion, the Company may also extend loans to GM, its subsidiaries and affiliates. Outstanding loans to GM and affiliates totaled $4,165.1 million and $5,434.0 million at December 31, 2001 and 2000, respectively. Included in the 2001 year-end outstandings were draws on $4 billion in revolving line of credit facilities to GM and affiliates. Total interest income from all GM affiliated loans is included in other income and amounted to $324.9 million, $332.1 million and $225.8 million in 2001, 2000 and 1999, respectively.

GMAC of Canada, Limited administers operating lease receivables on behalf of GM of Canada Limited ("GMCL") and receives a servicing fee. Included in income were service fees from GMCL totaling $72.0 million, $61.9 million and $39.3 million in 2001, 2000 and 1999, respectively.

The Company purchases certain vehicles which GM acquired from its fleet and rental customers. The cost of these vehicles held for resale, which is included in other assets, was $235.3 million at December 31, 2001, compared with $825.7 million at December 31, 2000. Included in other income were service fees received from GM on these vehicles amounting to $35.1 million, $45.1 million and $35.4 million in 2001, 2000 and 1999, respectively.

An agreement with GM provides for the reimbursement of certain selling expenses incurred by GMAC on off-lease vehicles sold by GM at auction. Included as a reduction of other operating expenses were reimbursements totaling $51.5 million, $53.1 million and $50.6 million in 2001, 2000 and 1999, respectively.

The net amounts due GM and its affiliated companies at the balance sheet dates relate principally to current wholesale financing of sales of GM products. The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made prior to the expiration of transit, interest is received from GM. Interest received on this arrangement is included in other income and totaled $148.6 million, $154.3 million and $105.2 million in 2001, 2000 and 1999, respectively.

The Company receives technical and administrative advice and services from GM and also occupies office space furnished by GM. Costs of such services, which are included in other operating expenses, amounted to $66.9 million, $47.3 million and $40.0 million in 2001, 2000 and 1999, respectively.

Insurance premiums earned by GMACI on certain coverages provided to GM and its subsidiaries totaled $515.9 million, $485.1 million and $455.1 million in 2001, 2000 and 1999, respectively.

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

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  INSURANCE OPERATIONS

GMAC Insurance Holdings, Inc. and its subsidiaries (collectively "GMACI") perform a wide array of insurance underwriting including personal, mechanical and commercial coverages. GMACI conducts insurance and reinsurance operations primarily in the United States, Canada and Europe. GMACI insures selected personal, commercial and extended service contract coverages for individuals, auto dealerships, GMAC and GM. In the U.S., property and casualty risks are assumed from other insurers. Outside the U.S., property, casualty and mechanical risks are assumed from local insurance companies. GMACI cedes a portion of its insurance business and retrocedes a portion of its reinsurance business to outside reinsurers to protect the Company against certain types of loss activity. GMACI remains liable with respect to any reinsurance ceded if the assuming companies were unable to meet their obligations under these reinsurance agreements. Premiums are earned on a basis related to coverage provided over the terms of the policies or reinsurance assumed contracts. Commissions, premium taxes and other costs that vary with, and are directly related to acquiring new business, are deferred and amortized over the terms of the related policies on the same basis as premiums are earned or over the average life of related policies, including renewals. The liability for losses and loss expenses includes amounts relating to reinsurance agreements and represents the accumulation of estimates for reported losses and a provision for losses incurred but not reported. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred. Insurance liabilities are necessarily based on estimates and the ultimate liability may vary from such estimates. The estimates are regularly reviewed and adjustments are included in income.

Unpaid Insurance Losses and Loss Adjustment Expenses
Activity in the reserves for losses and loss adjustment expenses ("LAE") is summarized as follows:

                                          For the Years Ended December 31,
                                      ---------------------------------------
                                         2001          2000         1999
                                      ----------    ----------  -------------
                                              (in millions of dollars)
Balance at beginning of the year      $ 1,718.7     $ 1,861.9    $  2,062.7
 Less: reinsurance recoverables           466.1         552.7         582.5
                                      ----------    ----------  -------------
Net balance at beginning of the year    1,252.6       1,309.2       1,480.2

Incurred related to:
  Current year                          1,716.2       1,549.0       1,442.1
  Prior years                              (5.0)        (55.9)        (52.2)
                                      ----------    ----------  -------------
Total incurred                          1,711.2       1,493.1       1,389.9

Paid related to:
 Current year                          (1,187.5)     (1,036.4)       (961.0)
 Prior years                             (581.6)       (513.3)       (599.9)
                                      ----------    ----------  -------------
Total paid                             (1,769.1)     (1,549.7)     (1,560.9)

Net balance at end of the year          1,194.6       1,252.6       1,309.2
 Add: reinsurance recoverables            602.6         466.1         552.7
                                      ----------    ----------  -------------
Balance at end of the year             $1,797.2     $ 1,718.7     $ 1,861.9
                                      ==========    ==========  =============



The decreases in incurred losses and loss adjustment expenses related to prior years is primarily attributable to changes in estimates for loss adjustment expenses for personal lines business, partially offset by development in assumed reinsurance in 2001 and certain discontinued operations in 2000 and 1999.

GMACI is subject to certain minimum aggregated capital requirements, restricted net assets and restricted dividend distributions under applicable state insurance law, the National Association of Securities Dealers, Barbados Insurance law, the Financial Services Authority in England and the Office of the Superintendent of Financial Institution of Canada. To date, compliance with these various regulations has not had a materially adverse effect on the Company's financial position or results of operations.

Under the various state insurance regulations, dividend distributions may be made only from statutory unassigned surplus, and the state regulatory authorities must approve such distributions if they exceed certain statutory limitations. Based on the December 31, 2001, statutory policyholders' surplus, the maximum dividend which could be paid by the insurance subsidiaries over the next twelve months without prior statutory approval would be approximately $120.1 million.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  MORTGAGE BANKING

GMAC Mortgage Group, Inc. and its subsidiaries (collectively "GMACMG") conduct mortgage banking operations in North America, South America, Asia and Europe. GMACMG originates and markets single-family and commercial mortgage loans, and securities backed by such loans, to investors and services these loans on behalf of investors. In addition to offering other consumer products including home equity loans, insurance services and trustee services, GMACMG packages securities backed by home equity loans and sub-prime mortgages. In addition to retaining servicing rights on originated mortgages, GMACMG also actively acquires mortgage servicing rights from other mortgage bankers and financial institutions. Operations of GMACMG's various mortgage banking subsidiaries are conducted through its three primary businesses: GMAC Residential Holding Corp. ("GMACR"); GMAC Commercial Holding Corp. ("GMACCH"); and Residential Funding Corporation ("RFC").

Loan Originations and Servicing Acquisitions
--------------------------------------------
The following summarizes GMACMG's originations and purchases of mortgage loans and the principal balances of acquisitions of mortgage servicing rights:

                               For the Years Ended December 31,
                               --------------------------------
                                 2001        2000        1999
                               ---------   ---------   ---------
                                   (in millions of dollars)
Loans originated/brokered:
 Residential                   $64,515.9   $22,183.9   $21,532.6
 Commercial                     19,334.6    15,456.8     9,443.5

Loan purchases                 $26,484.0   $17,492.4   $22,763.4

Servicing acquisitions:
 Residential                   $29,124.2   $24,277.2   $22,220.1
 Commercial                     21,342.8     6,553.2    15,673.0

Sales of Loans
--------------
GMACMG sells its originated, brokered and purchased residential mortgage loans into various governmental agency (FHLMC, FNMA and GNMA) mortgage-backed securities and private mortgage-backed securities for sale to investment bankers and private mortgage investors while maintaining the right to service such mortgage loans. GMACMG securitizes a majority of its originated commercial mortgage loans into commercial mortgage backed securities while generally retaining a subordinate tranche and the right to service the commercial mortgages sold.

As part of its conduit mortgage banking activities, GMACMG retains subordinated and stripped mortgage-backed securities which are generally classified as trading securities or available for sale and held at estimated fair value.

Allowance for Losses
--------------------
On certain transactions, GMACMG will retain full or limited recourse for credit or other losses incurred by the purchaser of the loans sold, under provisions which comply with SFAS No. 140. GMACMG establishes allowances for estimated losses related to the outstanding recourse obligations, which management considers adequate. In addition, GMACMG provides appropriate loss allowances on mortgage lending receivables and other mortgage loans held as investments, based upon management's evaluation of the pertinent factors underlying the quality of the loan portfolio, including actual credit loss experience, current economic conditions, detailed evaluation of specifically identified mortgage loans for which full collectibility may not be assured and the existence and realizability of the collateral and guarantees securing such loans.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  MORTGAGE BANKING (continued)

Servicing Portfolio
-------------------
The following is a summary of GMACMG's servicing portfolios:

                                          December 31,
                                --------------------------------
                                        2001           2000
                                ---------------   --------------
Servicing portfolio                  (in millions of dollars)
 Residential                        $193,066.7      $174,390.6
 Commercial (1)                      134,639.8        90,469.9
 Master servicing                     82,765.3        77,182.1
 GMACMG intracompany servicing        (1,603.8)       (2,156.0)
                                ---------------   --------------
Total                               $408,868.0      $339,886.6
                                ===============   ==============

Number of serviced loans             2,803,554       2,796,429
                                ===============   ==============

(1) Includes $3,813.5 million and $3,661.0 million of term loans serviced on behalf of GMAC at December 31, 2001 and 2000, respectively.

Allowance for Loan Losses and Valuation Reserves
------------------------------------------------
The table below presents an analysis of the allowance for mortgage loan losses and valuation reserves. Also included in the table is GMACMG's accrual for losses on loans sold with recourse totaling $46.5 million, $28.2 million and $29.7 million as of December 31, 2001, 2000 and 1999, respectively, which are included in Other liabilities.

                               For the years ended December 31,
                               --------------------------------
                                  2001      2000      1999
                                --------  --------- ----------
                                   (in millions of dollars)
Balance at beginning of year     $165.8    $178.1    $138.5
Provisions charged to income      219.5      61.3      85.4
Net charge-offs and reductions    (70.2)    (73.6)    (45.8)
                                --------  --------- ----------
Balance at end of the year       $315.1    $165.8    $178.1
                                ========  ========= ==========

Loans Sold with Recourse
------------------------
Information regarding GMACMG's loans sold with recourse which are serviced by GMACMG is as follows:

                                           December 31,
                                   --------------------------
                                      2001          2000
                                   -----------   ------------
                                    (in millions of dollars)

Loans sold with recourse           $  12,418.0   $  14,009.2
                                   ===========   ============

Maximum exposure on loans sold:
 Full recourse                     $     127.3   $     155.6
 Limited recourse                        846.9         817.6
                                   -----------   ------------
Total                              $     974.2   $     973.2
                                   ===========   ============

The maximum recourse exposure shown above is net of amounts reinsured with third parties which totaled $57.2 million and $80.4 million at December 31, 2001 and 2000, respectively.

Mortgage Derivative Financial Instruments
-----------------------------------------
GMACMG uses various financial instruments in the normal course of business to manage inherent risk. The derivative financial instruments are generally held for hedging purposes and consist primarily of interest rate floors and caps, written and purchased option contracts, futures contracts, and individually tailored swap products.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  MORTGAGE BANKING (continued)

Mortgage Derivative Financial Instruments (concluded)
-----------------------------------------------------
GMACMG uses U.S. Treasury related derivatives to hedge interest rate risk associated with its mortgage inventory pipeline. At December 31, 2001 and 2000, the notional amount of such instruments totaled $3,018.5 million and $37.7 million, respectively. These instruments are carried at estimated fair value. Realized and unrealized gains and losses on these instruments are recognized in the current period on a mark-to-market basis.

GMACMG utilizes U.S. Treasury related derivatives and mortgage-backed securities to hedge interest rate and price risk associated with its mortgage loans held for sale. At December 31, 2001 and 2000, the notional amount of such instruments totaled $2,083.7 million and $1,095.7 million, respectively. These instruments are carried at estimated fair value. Realized and unrealized gains and losses on these instruments are recognized in the current period on a mark-to-market basis.

GMACMG uses U.S. Treasury related derivatives and interest rate swap agreements to hedge price and interest rate risk associated with its mortgage-related securities. At December 31, 2001 and 2000, the notional amount of such instruments totaled $11,830.7 million and $9,353.9 million, respectively. These instruments are carried at estimated fair value. Realized and unrealized gains and losses on these instruments are recognized in the current period on a mark-to-market basis.

GMACMG enters into interest rate swap contracts in an effort to stabilize short-term borrowing costs. At December 31, 2001 and 2000, the notional amount of these instruments totaled $985.0 million and $1,230.9 million, respectively. The contracts involve the delivery of fixed payments to a counterparty in return for variable payments based upon a published index. The contracts have maturities ranging from one to five years. Amounts paid or received under such contracts are recorded as an adjustment to interest expense. These instruments are carried at estimated fair value. Realized gains and losses on these instruments are recognized in the current period. Unrealized gains and losses on these instruments are recognized in the current period as a component of Other Comprehensive Income.

GMACMG uses interest rate caps and floors, futures, options on futures contracts, swaps, swaptions, forwards and mortgage-backed security related derivatives to manage the risk of impairment loss due to a change in the fair value of capitalized mortgage servicing rights. At December 31, 2001 and 2000, the notional amount of such instruments totaled $56,752.5 million and $31,074.3 million, respectively. The maturities of these instruments range between one month and fifteen years. These instruments are carried at estimated fair value. Realized and unrealized gains and losses on these instruments are recognized in the current period on a mark-to-market basis.

Interest rate lock commitments ("IRLC's") and commitments to purchase or originate residential mortgage loans held for sale are derivative financial instruments. Gains and losses on IRLC's and commitments to purchase or originate residential mortgage loans held for sale are initially deferred as a component of Other Assets or Other Liabilities on the Consolidated Balance Sheet; gains and losses subsequent to the initial recording of such instruments are recognized in the current period as incurred. Deferred gains or losses are recognized as a component of Mortgage Revenues when the related mortgage loans are sold.

In connection with certain special purpose entities, GMACMG enters into derivative contracts to retain or hedge interest rate and/or credit risk associated with certain assets in the entities. These derivatives are marked to market in the Company's Consolidated Financial Statements, with unrealized holding gains and losses recorded in the Consolidated Statement of Income. Assets outstanding in these facilities at December 31, 2001, were $4.7 billion.

Mortgage Commitments
--------------------
GMACMG enters into various commitments to purchase or originate mortgage loans in the normal course of business. Commitments to purchase or originate mortgage loans totaled $14,727.8 million and $5,048.2 million at December 31, 2001 and 2000, respectively. Of these loan commitment obligations, $4,921.6 million qualified as derivatives under SFAS No. 133 and therefore were carried at estimated fair value. The remaining commitments of $9,806.2 million did not meet the criteria for derivatives and were considered in conjunction with the lower of cost or market valuation of mortgage inventory held for sale.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  MORTGAGE BANKING (continued)

Mortgage Commitments (concluded)
--------------------------------
Commitments to sell mortgage loans totaled $426.0 million and $1,644.5 million at December 31, 2001 and 2000, respectively. Of these commitments, $400.0 million qualified as derivatives under SFAS No. 133 and were carried at estimated fair value. The remaining balance of $26.0 million did not meet the criteria for a derivative and were considered in conjunction with the lower of cost or market valuation of mortgage inventory held for sale.

Commitments to sell securities totaled $8,799.8 million and $507.6 million at December 31, 2001 and 2000, respectively. Of these commitments, $7,106.2 million qualified as derivatives under SFAS No. 133 and were carried at estimated fair value. The remaining balance of $1,693.7 million did not meet the criteria for a derivative and were considered in conjunction with the lower of cost or market valuation of mortgage inventory held for sale.

Commitments to purchase securities totaled $133.1 million at December 31, 2001. These commitments qualified as derivatives under SFAS No. 133 and were marked to market on the balance sheet with the corresponding unrealized gains and losses recorded in the income statement. There were no such commitments at December 31, 2000.

Warehouse lending involves the extension of short-term secured lines of credit to mortgage originators to finance mortgage loans until such loans are purchased by a permanent investor. Advances under the lines of credit are fully secured by the underlying mortgages and bear interest at a rate that is tied to a short-term index. At December 31, 2001 and 2000, unused warehouse lending commitments totaled $5,029.4 million and $3,383.6 million, respectively. GMACMG enters into foreign currency contracts to hedge foreign exchange risks associated with overseas lending. At December 31, 2001 and 2000, the notional amounts of such instruments totaled $117.8 million and $134.6 million, respectively. Construction lending involves the extension of long-term secured lines of credit to construction project managers. At December 31, 2001 and 2000, unused construction lending commitments totaled $2,750.7 million and $3,538.1 million, respectively. Healthcare lending involves the extension of long-term secured lines of credit to healthcare related institutions. At December 31, 2001, unused healthcare commitments totaled $46.9 million. There were no unused healthcare commitments at December 31, 2000. In addition, GMACMG also has outstanding commitments to lend on available credit lines, primarily home equity lines of credit. At December 31, 2001 and 2000, unused lending commitments on these lines totaled $1,025.7 million and $722.7 million, respectively.

Mortgage Securitization
-----------------------
GMACMG sells mortgage loans through public and private securitizations as well as through whole loan sales. Gains or losses on such sales are recognized at transfer of title and when control over the loans has been surrendered. The resulting gain or loss on sale is determined by allocating the carrying amount of the loans between the mortgage securities sold and the interests retained based on their relative fair value at the date of sale. Fair values are based on quoted market prices if available. Otherwise, the fair value of the retained interests is estimated based on the present value of expected future cash flows. Expected future cash flows are derived from management's best estimate of assumptions regarding prepayment speeds, credit losses, discount rates commensurate with the risks involved and, if applicable, interest rates on variable and adjustable contracts.

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

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  MORTGAGE BANKING (continued)

Mortgage Securitization (continued)
-----------------------------------
During 2001, GMACMG sold residential mortgage loans, including home equity loans, high loan-to-value loans, residential first and second mortgage loans and other loans, and commercial mortgage loans in securitization transactions. In the majority of those securitizations, GMACMG retained servicing responsibilities and, in some cases, subordinated interests. As of December 31, 2001, the weighted average servicing fee for GMACMG for primary servicing activities was between 32.2 and 40.0 basis points on residential mortgages and
8.4 basis points on commercial mortgages of the outstanding principal balance serviced. Master servicing fees were between 1.5 and 8.0 basis points of the unpaid principal balance serviced at December 31, 2001. The investors and the securitization trusts have no recourse to GMACMG's other assets for failure of debtors to pay when due. GMACMG's retained interests are subordinate to the investors' interest. Their fair value is subject to credit, prepayment and interest rate risks on the transferred financial assets.

In 2001, 2000 and 1999, GMACMG recognized pre-tax gains of $965.8 million, $682.4 million and $526.7 million, respectively, on the securitization of residential mortgages and $28.8 million, $40.4 million and $76.1 million, respectively, on the securitization of commercial mortgages.

Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during 2001 and 2000 were as follows:

                                             December 31, 2001                December 31, 2000
                                  ---------------------------------   ---------------------------------
                                   Residential **      Commercial      Residential **     Commercial
                                  -----------------   -------------   ----------------  ---------------
                                        (in millions of dollars)            (in millions of dollars)
Prepayment speeds (CPR)*             9.8 to 38.0%      0.0 to 50.0%     10.5 to 38.0%      0.0 to 68.0%
Weighted average life (years)        1.7 to  8.2       1.2 to 13.3       1.7 to  6.3       2.6 to 10.4
Expected credit losses               0.0 to 22.9%      0.0 to  1.9%      0.0 to 21.7%      0.0 to  2.0%
Discount rate                        6.5 to 13.5%      6.9 to 54.7%      6.5 to 14.0%     12.7 to 34.0%

* Constant prepayment rate
** Included within Residential mortgage loans are home equity loans, high loan to value loans and residential first and second mortgage loans. The range of assumptions used in measuring the retained interests for these specific loan types are consistent with the overall ranges noted above for the Residential category.

The   following   summarizes   certain  cash  flows   received  from  (paid  to)
securitization trusts:


                                                           December 31, 2001              December 31, 2000
                                                   ------------------------------   --------------------------------
                                                     Residential    Commercial      Residential        Commercial
                                                   ---------------- -------------   -------------  -----------------
                                                      (in millions of dollars)         (in millions of dollars)
Proceeds from new securitizations                    $  34,803.3      $  3,261.7     $  24,958.8        $   2,476.3
Servicing fees received                                    255.4            15.9           212.0               13.0
Other cash flows received                                  763.1            63.9           482.5               46.4
Purchases of delinquent / foreclosed assets               (320.2)           --            (282.4)              --
Servicing advances                                        (615.7)          (94.5)         (616.5)             (81.5)
Repayments of servicing advances                           612.7            71.0           585.7               74.0


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  MORTGAGE BANKING (continued)

Mortgage Securitization (continued)
-----------------------------------
Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows ($ in millions):

                                                              December 31, 2001         December 31, 2000
                                                             -------------------       -------------------
                                                               Residential                 Residential
                                                             -------------------       -------------------
                                                                          (in millions of dollars)
Carrying amount / fair value of retained
Interest securities                                             $  2,675.1                $  2,367.6

Prepayment speeds (CPR) *                                       9.9 to 47.0%             12.7 to 38.9%
Impact on fair value of 10% adverse change                      $   (198.5)               $   (160.1)
Impact on fair value of 20% adverse change                          (387.4)                   (313.2)

Weighted average life (years)                                   1.7 to 7.6                1.7 to 6.2

Expected credit losses                                          0.0 to 22.9%              0.0 to 21.7%
Impact on fair value of 10% adverse change                     $    (135.5)                  $ (96.5)
Impact on fair value of 20% adverse change                          (271.3)                   (190.9)

Discount rate                                                  6.5 to 13.5%              6.5 to 13.9%
Impact on fair value of 10% adverse change                      $    (77.6)                $   (88.6)
Impact on fair value of 20% adverse change                          (152.0)                   (167.9)

Interest rates on variable and adjustable contracts                   **                       **
Impact on fair value of 10% adverse change                      $    (17.1)                $   (27.3)
Impact on fair value of 20% adverse change                           (30.5)                    (54.6)

* Constant prepayment rate
** Forward benchmark interest rate yield curve plus contractual spread

Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows ($ in millions):

                                                           December 31, 2001       December 31, 2000
                                                          --------------------   --------------------
                                                             Commercial              Commercial
                                                          --------------------   --------------------
                                                                   (in millions of dollars)
Carrying amount / fair value of retained
Interest securities                                             $    782.2                 $   291.9

Prepayment speeds (CPR) *                                      0.0 to 50.0%              0.0 to 68.0%
Impact on fair value of 10% adverse change                       $    (1.6)                $    (1.1)
Impact on fair value of 20% adverse change                            (2.0)                     (1.4)

Weighted average life (years)                                   0.1 to 19.7               1.5 to 20.9

Expected credit losses                                          0.0 to 2.3%               0.0 to 3.0%
Impact on fair value of 10% adverse change                       $    (8.1)                $    (1.9)
Impact on fair value of 20% adverse change                           (10.9)                     (3.5)

Discount rate                                                  6.9 to 58.4%              9.9 to 34.0%
Impact on fair value of 10% adverse change                       $   (39.7)                $   (22.7)
Impact on fair value of 20% adverse change                           (74.6)                    (37.0)

Interest rates on variable and adjustable contracts                   **                        **
Impact on fair value of 10% adverse change                       $    --                   $    --
Impact on fair value of 20% adverse change                            --                        --

* Constant prepayment rate
** Forward benchmark interest rate yield curve plus contractual spread

                                               65

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  MORTGAGE BANKING (continued)

Mortgage Securitization (concluded)
-----------------------------------
The following table presents quantitative information about delinquencies, net credit losses and components of securitized financial assets and other assets managed together:

                                                        December 31, 2001
                                                        -----------------
                                         Total                                 Year Ended
                                         Principal        Loans 60 Days       December 31,
                                         Amount of        or more Past       2001 Net Credit
Type of Loan                             Loans                 Due              Losses
------------                             -----------   ----------------     -----------------
                                                    (in millions of dollars)

Commercial                               $ 16,674.7        $   249.5         $       1.1
Residential                                86,766.3          2,878.0               310.3
                                         -----------   ----------------     -----------------
Total loans owned or securitized (1)      103,441.0         $3,127.5         $     311.4
                                                       ================     =================

Less:
Loans securitized                          89,574.2
Loans held for sale / securitization       10,422.5
                                         -----------
Loans held in portfolio                  $  3,444.3
                                         ===========

(1) Owned and securitized loans represent loans on the balance sheet or that have been securitized, excluding securitized loans that GMACMG continues to service but has no other continuing involvement.

                                                        December 31, 2000
                                                        -----------------
                                          Total                              Year Ended
                                          Principal       Loans 60 Days     December 31,
                                          Amount of       or more Past     2001 Net Credit
Type of Loan                              Loans                Due             Losses
------------                              -------------   -------------   -----------------
                                                        (in millions of dollars)

Commercial                                $14,000.4      $   166.2         $  --
Residential                                72,845.1        2,811.2            142.9
                                          ----------     ----------       ----------------
Total loans owned or securitized (2)       86,845.5      $ 2,977.4         $  142.9
                                                         ==========       ================
Less:
Loans securitized                          79,142.7
Loans held for sale / securitization        5,766.4
                                          ----------
Loans held in portfolio                   $ 1,936.4
                                          ==========

(2) Owned and securitized loans represent loans on the balance sheet or that have been securitized, excluding securitized loans that GMACMG continues to service but has no other continuing involvement.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  MORTGAGE BANKING (continued)

Mortgage Servicing Rights
-------------------------
The right to service loans is contracted under primary or master servicing agreements. Under primary servicing agreements, GMACMG collects monthly principal, interest and escrow payments from individual mortgagors and performs certain accounting and reporting functions on behalf of the mortgage investors. As master servicer, GMACMG collects monthly payments from various sub-servicers and performs certain accounting and reporting functions on behalf of the mortgage investors. With the exception of serviced mortgages owned GMACMG, the servicing portfolio principal amount is not reflected in the Company's financial statements. Capitalized mortgage servicing rights, net of valuation allowances, totaled $4,839.8 million and $3,984.5 million at December 31, 2001 and 2000, respectively. The fair value of the mortgage servicing rights at December 31, 2001 and 2000, was $5,384.9 million and $4,082.8 million, respectively.

The Company estimates the fair value of its mortgage servicing rights based upon assumptions that market participants would use. Typically, those assumptions are derived from similar transactions, which occur in the marketplace. Continued industry consolidation and other factors have led to a substantial decline in relevant market transactions for certain residential mortgage products, particularly since April 2001. In order to improve the Company's estimation process for assessing the fair value of certain of its mortgage servicing rights, during the second quarter, the Company increased its reliance on its own mortgage servicing rights cash flow history for certain assumptions and continues to use market driven earning rates, discounting factors and prepayment models.

GMACMG has stratified its mortgage servicing rights by predominant risk characteristics, primarily loan type and interest rate interval, for purposes of measuring impairment. Amortization expense is recorded for each stratum in proportion to and over the period of the projected net servicing income.
Impairment is evaluated for each stratum by comparing fair value as estimated using projected discounted cash flows with current market assumptions to the net book value of the related stratum. Impairment is recorded through a valuation allowance and charged to amortization expense in the period it is determined. At December 31, 2001 and 2000, the valuation allowance totaled $491.1 million and $93.7 million, respectively.

The following table presents a summary of the mortgage servicing rights valuation allowance that is recorded in mortgage servicing rights, net.

                                                For the years ended December 31,
                                                --------------------------------
                                                    2001      2000     1999
                                                  --------  -------   --------
                                                     (in millions of dollars)
Balance at beginning of the year                    $93.7    $69.4     $52.7
Impairment additions to valuation allowance         506.2     28.0      20.0
Reductions to valuation allowance                  (108.8)    (3.7)     (3.3)
                                                  --------  -------   --------
Balance at end of the year                         $491.1    $93.7     $69.4
                                                  ========  =======   ========

Key economic assumptions and the sensitivity of the current fair value of mortgage servicing rights to immediate 10 and 20 percent adverse changes in those assumptions are as follows ($ in millions):

                                                        December 31,
                                                 ---------------------------
                                                    2001             2000
                                                 ----------       ----------
Carrying amount of mortgage servicing rights      $4,839.8         $3,984.5

Prepayment speeds (constant prepayment rate)         12.4%            13.6%
Impact on fair value of 10% adverse change        $(162.4)         $(135.4)
Impact on fair value of 20% adverse change         (310.0)          (261.6)

Discount Rate                                         9.1%            10.6%
Impact on fair value of 10% adverse change        $(162.2)         $(113.0)
Impact on fair value of 20% adverse change         (313.9)          (218.2)

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  MORTGAGE BANKING (concluded)

The sensitivities in this note are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities. Further, these sensitivities show only the change in the asset balances and do not show any expected changes in the fair value instruments used to manage the interest rate and prepayment risks associated with these assets, as discussed under Mortgage Derivative Financial Instruments above.

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

Fair value information presented herein is based on information available at December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to December 31, 2001 and 2000 may differ significantly from these amounts.

The estimated fair value of financial instruments held by the Company, for which it is practicable to estimate that value, were as follows:

Balance sheet financial instruments:
                                                 December 31, 2001                   December 31, 2000
                                     --------------------------------------    ----------------------------------
                                        Book                 Estimated           Book              Estimated
                                        Value                Fair Value          Value             Fair Value
                                     -----------------     ----------------    --------------    ----------------
Assets                                                         (in millions of dollars)
------
Cash and cash equivalents              $   10,100.7          $     10,100.7     $    1,147.8        $    1,147.8
Investments in securities                  10,587.1                10,583.5          9,485.0             9,492.1
Finance receivables, net                  100,327.8               101,882.5         93,024.8            92,952.7
Factored receivables                        1,418.8                 1,418.8          2,291.1             2,291.1
Notes receivable from GM                    4,165.1                 4,137.0          5,434.0             5,414.7
Real estate mortgages
  -held for sale                           10,186.7                10,277.0          5,758.5             5,811.8
  -held for investment                      3,383.8                 3,494.5          1,895.1             1,893.6
  -lending receivables                      4,520.7                 4,520.7          2,960.0             2,960.0
Due and deferred from receivable
  Sales, net                                2,259.8                 2,259.8          1,159.3             1,159.3
Derivatives - asset position (1)
   -Interest rate instruments               1,543.0                 1,543.0             --                  --
   -Foreign currency instruments              129.8                   129.8             --                  --

Liabilities
Debt                                  $   152,033.2            $  152,527.1       $133,372.2          $132,979.9
Derivatives - liability position (1)
   -Interest rate instruments                 635.2                   635.2             --                  --
   -Foreign currency instruments            2,307.1                 2,307.1             --                  --

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Off-balance sheet financial instruments:
                                                       December 31, 2001                 December 31, 2000
                                            ----------------------------------   -----------------------------------
                                              Contract/                            Contract/      (6)
                                              Notional        Gain      Loss       Notional      Gain        Loss
                                             Amount(3)      Position  Position     Amount(4)    Position    Position
                                             ----------     --------  --------     ---------    --------    --------
                                                                     (in millions of dollars)
Commitments to originate/purchase
  Mortgages/securities (2)                  $ 14,860.9    $ 199.0     $ (17.3)      $ 5,048.2    $ 45.5     $  --
Commitments to sell
  Mortgages/securities (3)                     8,817.8       67.0       (12.6)        2,152.1      12.6       (13.6)
Unused mortgage lending
  Commitments                                  8,838.9       --           --          7,644.4      --          --
Commitments to provide capital to
  Equity method investees                        181.1       --           --             --        --          --
Unused revolving credit lines                  4,425.4       --           --          2,986.8      --          --
Interest rate instruments (1) (4)                 --         --           --         87,441.7     991.3      (701.1)
Foreign currency instruments (1) (5)              --         --           --         15,322.8     383.9    (1,250.5)

(1) Effective January 1, 2001 the Company was required to record the fair market value of its derivatives on the balance sheet due to the implementation of SFAS No. 133. Refer to Note 17 for additional information.

(2) The 2001 notional balance includes $5,054.6 million in financial instruments that are recorded at fair value on the balance sheet. The net fair value recorded on the balance sheet for these financial instruments totaled $28.1 million at December 31, 2001.

(3) The 2001 notional balance includes $7,506.2 million in financial instruments that are recorded at fair value on the balance sheet. The net fair value recorded on the balance sheet for these financial instruments totaled $63.7 million at December 31, 2001.

(4) The 2000 notional balance includes $51,617.9 million in financial instruments that are recorded at fair value on the balance sheet. The net fair value recorded on the balance sheet for these financial instruments totaled $310.5 million at December 31, 2000. The loss position includes deferred losses of $5.1 million for December 31, 2000. The gain/loss positions presented exclude accrued interest.

(5) Includes $4,719.5 million in combined interest rate and currency swaps with unrealized losses of $612.9 million at December 31, 2000. The unrealized gain or loss in the fair value of the foreign currency instruments in 2000 was offset by the unrealized loss or gain in the fair value of the related underlying debt instruments. The gain/loss positions presented exclude accrued interest.

(6) Contract/notional amounts of off-balance sheet financial instruments do not represent credit risk exposures. Credit risk is limited to the current cost of replacing instruments in a gain position.

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

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Factored receivables
--------------------
The book value approximates the fair value because of the short duration of such receivables.

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

Derivatives asset position / Derivatives liability position
-----------------------------------------------------------
Effective January 1, 2001, the Company was required by SFAS No. 133 to reflect the fair market value of its derivatives on the balance sheet.

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

Debt
----
The fair value of debt is determined by using quoted market prices for the same or similar issues, if available, or based on the current rates offered to the Company for debt with similar remaining maturities. Commercial paper, master notes and demand notes have an original term of less than 270 days and, therefore, the carrying amount of these liabilities is considered to approximate fair value.

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

Commitments to provide capital to equity method investees
---------------------------------------------------------
GMAC Mortgage Group is committed to lend equity capital to its real estate partnerships. The fair value of these commitments is considered in the overall valuation of the underlying assets with which they are associated.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS (concluded)

Unused revolving credit lines
-----------------------------
The unused portion of revolving lines of credit will approximate market value since they reprice at prevailing market rates.

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

In terms of geographic concentrations as of December 31, 2001, 81.3% of GMAC's consolidated automotive servicing assets were U.S. based; 8.2% were in Europe (of which 30.6% reside in Germany and 27.0% reside in the United Kingdom); 8.0% were in Canada; 1.0% were in Asia-Pacific (of which Australia represents 80.0%); and 1.5% were in Latin America. The majority of the Company's finance receivables are geographically diversified throughout the United States.

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

Financial results for GMAC's operating segments are summarized below:

Operating Segments:
-------------------
(in millions of dollars)
                                                                                                Eliminations/
                                     GMAC-NAO          GMAC-IO        GMACI       GMACMG     Reclassifications      Total
                                   --------------   --------------  ---------   ---------   -------------------   ------------
2001
----
Total assets                        $157,524.2      $17,793.4       $7,406.4    $34,063.4        $(24,066.5)      $192,720.9


Net  financing revenue                 1,712.8          976.2           --           --               (89.4)         2,599.6


Other revenue                          3,038.8          353.7        2,610.6      4,338.4              50.8         10,392.3

Tax expense                              569.5          108.3           69.9        299.4              --            1,047.1

Net income before cumulative
Effect of accounting change            1,012.8          198.4          208.4        332.0              --            1,751.6

Net income                             1,061.6          193.3          200.2        330.8              --            1,785.9

2000
----
Total assets                        $141,515.9      $18,013.1       $7,183.7    $22,557.1        $(20,797.6)      $168,472.2


Net  financing revenue                 1,041.9          977.3           --           --                13.3          2,032.5

Other revenue                          2,545.2          242.4        2,470.8      2,948.8             (39.5)         8,167.7

Tax expense                              539.6          114.5           92.2        208.0              --              954.3

Net income                               850.6          204.1          220.0        327.4              --            1,602.1

1999
----
Total assets                        $123,393.9      $18,114.6       $7,107.4    $18,398.2        $(18,176.3)      $148,837.8


Net  financing revenue                 1,413.6          905.4           --           --                41.0          2,360.0

Other revenue                          1,792.2           93.0        2,324.0      2,290.6             (59.7)         6,440.1

Tax expense                              566.8          136.3           79.5        177.6              --              960.2

Net income                               861.4          195.5          209.9        260.5              --            1,527.3

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  SEGMENT INFORMATION (concluded)

Information concerning principal geographic areas was as follows:

Geographic Information:

(in millions of dollars)
                                                                            All Other
                                                          United States     Countries         Total
                                                        ----------------   ------------  -----------
2001
----
Net financing revenue and other revenue                   $ 10,539.1        $ 2,452.8     $ 12,991.9

Long-lived assets (1)                                       23,907.3          6,049.4       29,956.7

2000
----
Net financing revenue and other revenue                    $ 8,289.9        $ 1,910.3     $ 10,200.2

Long-lived assets (1)                                       27,213.3          6,539.3       33,752.6

1999
----
Net financing revenue and other revenue                    $ 7,210.9        $ 1,589.2      $ 8,800.1

Long-lived assets (1)                                       26,529.0          7,111.8       33,640.8

(1) Primarily consists of net operating leases, goodwill and net property and equipment.


                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  COMMITMENTS AND CONTINGENT LIABILITIES

Minimum future commitments under operating leases having noncancellable lease terms in excess of one year, primarily for real property, aggregating $523.7 million, are payable $135.8 million in 2002; $106.9 million in 2003; $79.7 million in 2004; $56.2 million in 2005; $33.1 million in 2006; and $112.0 million in 2007 and thereafter. Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $241.9 million, $237.5 million and $232.5 million in 2001, 2000 and 1999, respectively.

The Company and certain subsidiaries of GMACI and GMACMG have entered into multiple agreements under which Electronic Data Systems Corporation, a former subsidiary of GM, will continue to be the principal provider of information technology services through 2003.

Various international subsidiaries of the Company are subject to regulatory and other requirements of the jurisdictions in which they operate. These regulatory restrictions primarily dictate that these subsidiaries meet certain minimum capital requirements, restrict dividend distributions and require that some assets be restricted. To date, compliance with these various regulations has not had a materially adverse effect on the Company's financial position or results of operations.

GMAC Bank is a Federal Deposit Insurance Corporation depository institution and is subject to certain minimum aggregate capital requirements under applicable federal banking laws. As of the date of this filing, GMAC Bank has met all regulatory requirements.

GMAC is subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of GMAC under these government regulations and under these claims and actions, was not determinable at December 31, 2001. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  DERIVATIVE FINANCIAL INSTRUMENTS

GMAC's primary objective for utilizing derivative instruments is to minimize market risk volatility associated with interest rate and foreign currency risks related to the assets and liabilities of the automotive and mortgage operations. Minimizing this volatility enables the Company to price its finance and mortgage offerings at competitive rates and to minimize the impact of market risk on earnings of the Company. The Company utilizes comprehensive asset/liability management strategies administered by the respective automotive or mortgage operations management to achieve this objective. One of the key goals of the Company's strategy is to match the interest rate characteristics of the interest bearing liabilities with those of the interest earning assets, including the assets and liabilities associated with securitization transactions that may be recorded in off-balance sheet special purpose entities. In addition, the Company utilizes derivatives to neutralize the foreign currency exposure due to foreign currency denominated debt.

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

GMAC has elected to designate particular interest rate swap arrangements as hedging the exposure to changes in the fair value of fixed rate debt instruments. Any measured hedge ineffectiveness related to fair value hedges is recognized as a net gain or loss in other operating expenses. For the period ended December 31, 2001, a net gain of $26.1 million, including the transition adjustment, was recognized representing the ineffectiveness of fair value hedges.

The Company has also elected to designate other interest rate arrangements as hedging the exposure to variability in expected future cash flows attributable to variable rate debt. Any ineffectiveness related to cash flow hedges is recognized as a net gain or loss in other operating expenses. For the period ended December 31, 2001, there was no measured ineffectiveness in the Company's cash flow hedges. The amounts related to GMAC's cash flow hedges that are reported in other comprehensive income will be reclassified into earnings as payments become due and the swaps approach maturity. During 2001, $(31.6) million loss was reclassified out of other comprehensive income and into earnings. Over the next twelve months $(29.5) million loss is expected to be reclassified out of other comprehensive income and into earnings.

GMAC has certain interest rate swap arrangements that are not designated as hedges under SFAS No. 133. These instruments relate primarily to swaps that are used to facilitate securitization transactions. During 2001, a net gain of $161.2 million, including the transition adjustment, was recognized into income related to these instruments.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  DERIVATIVE FINANCIAL INSTRUMENTS (continued)

GMAC Automotive Operations (continued)

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

The Company has elected to designate certain foreign currency arrangements as hedging the exposure to variability in expected future cash flows attributable to debt denominated in a foreign currency. Any ineffectiveness related to these cash flow hedges is recognized as a net gain or loss in other operating expenses. For the period ended December 31, 2001, there was no measured ineffectiveness in the Company's foreign currency cash flow hedges. The amounts related to GMAC's foreign currency cash flow hedges that are reported in other comprehensive income will be reclassified into earnings as payments become due and the swaps approach maturity. The Company expects that any amounts that will be reclassified into earnings from other comprehensive income over the next twelve months will be immaterial.

GMAC has elected not to designate foreign currency derivatives as fair value hedges of foreign dominated debt under SFAS No. 133 because the changes in fair value, recorded in other operating expenses, is substantially offset by the foreign currency revaluation gains and losses of the related liabilities.

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

In order to accomplish the intended risk management objectives, GMACMG enters into a combination of derivative instruments that are designated as hedges of specific pools of similar mortgage loans held for sale. GMACMG uses the following derivatives in managing the hedged risk associated with its mortgage loans held for sale: (1) forward commitments; (2) over the counter options on MBS; (3) options on treasury securities/futures; (4) constant maturity treasuries/swaps ("CMT/CMS") caps and floors; and (5) other instruments considered derivatives under SFAS No. 133.

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  DERIVATIVE FINANCIAL INSTRUMENTS (concluded)

Mortgage Derivatives (concluded)

Mortgage Servicing Rights
In connection with capitalized mortgage servicing rights ("MSRs") related to residential conforming loans, GMACMG generally hedges the risk of changes in the MSRs fair value attributable to changes in the designated benchmark interest rate risk. In connection with capitalized mortgage servicing rights related to certain residential non-conforming loans, GMACMG hedges the total change in fair value of the MSR asset.

In order to accomplish the intended risk management objectives, GMACMG enters into a combination of derivative instruments that are designated as hedges of specific assets or specific pools of similar MSRs. GMACMG uses the following derivatives in managing the hedged risk associated with its residential MSR assets: (1) call and put options on Treasuries and Swaps; (2) MBS, treasury and LIBOR future contracts; (3) CMT/CMS caps and floors; (4) swaptions; and (5) swaps.

For the period ended December 31, 2001, GMACMG recognized a net loss of approximately $(243.9) million reported as a component of Mortgage Revenue in the Consolidated Statement of Income, pre-tax which represented the ineffective portion of all fair-value hedges. All components of each derivative's gain or loss were generally included in the assessment of hedge effectiveness.

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

Included in Mortgage revenue, GMACMG recognized an immaterial amount of hedge ineffectiveness on all cash flow hedges for the year ended December 31, 2001. Additionally, GMACMG expects that any amounts which will be reclassified to earnings from other comprehensive income will be immaterial.

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

SUPPLEMENTARY FINANCIAL DATA

SUMMARY OF CONSOLIDATED QUARTERLY EARNINGS (UNAUDITED)


                                                                      2001 Quarters
                                                    ---------------------------------------------------
                                                       First         Second     Third       Fourth
                                                    ------------- ----------   ----------  ------------
                                                                (in millions of dollars)
Total financing revenue                                $ 3,901.4    $3,758.4    $3,658.4    $3,765.3
Interest and discount expense                            2,120.1     1,945.3     1,719.8     1,814.1
Net financing revenue and other income                   2,980.6     3,275.3     3,184.3     3,551.7
Provision for credit losses                                260.4       275.3       280.0       530.7
Net income before cumulative effect of
Accounting change                                          430.7       449.4       437.0       434.5
Net income                                                 465.0       449.4       437.0       434.5



                                                                      2000 Quarters
                                                    -------------------------------------------------------
                                                       First           Second    Third       Fourth
                                                    -------------   ----------  ----------   ----------
                                                                  (in millions of dollars)
Total financing revenue                                 $3,779.4      $3,827.9   $3,906.7    $3,979.4
Interest and discount expense                            1,909.6       2,027.3    2,158.5     2,199.3
Net financing revenue and other income                   2,380.9       2,445.8    2,645.5     2,728.0
Provision for credit losses                                107.4         130.3      135.3       178.6
Net income                                                 397.3         395.1      401.0       408.7




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

(a)(3)    EXHIBITS      (Included in Part IV of this report).                    Page
                                                                                 ----
            12          Statement of Ratio of Earnings to Fixed Charges for the   83
                        years 2001, 2000, 1999, 1998 and 1997.

            23.1        Consent of Independent Auditors.                          84


(b)       REPORTS ON FORM 8-K.

          The Company  filed Forms 8-K on October 13, 2001,  October
          16, 2001,  October 18, 2001, October 22, 2001, October 24,
          2001 and January 16, 2002 reporting  matters under Item 5,
          Other Events.  In addition,  the Company also filed a Form
          8-K on October 24, 2001  reporting  matters  under Item 5,
          Other Events and Item 7, Financial  Statements,  Pro Forma
          Financial Information and Exhibits.








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

                              General Motors Acceptance Corporation
                              -------------------------------------
                                          (Registrant)

                              By s/ JOHN D. FINNEGAN
                                 -----------------------------------------------
Date: March 11, 2002               (John D. Finnegan, Chairman of the Board and
--------------------                                    President)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 11th day of March, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.

   Signature                      Title



s\ JOHN D. FINNEGAN
------------------------------
(John D. Finnegan)                 Chairman of the Board of Directors and President


s\ WILLIAM F. MUIR
------------------------------
(William F. Muir)                  Executive Vice President and Chief Financial Officer and Director
                                   (Signing as Principal Financial Officer)


s\ GERALD E. GROSS
------------------------------
(Gerald E. Gross)                  Controller
                                   (Signing as Principal Accounting Officer)


s\ RICHARD J. S. CLOUT
------------------------------
(Richard J. S. Clout)              Executive Vice President and Director



s\ JOHN E. GIBSON
------------------------------
(John E. Gibson)                   Executive Vice President and Director



s\ GARY L. COWGER
------------------------------
(Gary L. Cowger)                   Director



s\ JOHN M. DEVINE
------------------------------
(John M. Devine)                   Director



s\ ERIC A. FELDSTEIN
------------------------------
(Eric A. Feldstein)                Director


                             SIGNATURES (concluded)

     Signature                            Title




s\ W. ALLEN REED
------------------------------
(W. Allen Reed)                           Director



s\ JOHN F. SMITH, JR.
------------------------------
(John F. Smith, Jr.)                      Director



s\ G. RICHARD WAGONER, JR.
------------------------------
(G. Richard Wagoner, Jr.)                 Director

                                  EXHIBIT INDEX

  Exhibit Number
                       Exhibit Name
 ---------------       -------------------------------------------------------

        12             Ratio of Earnings to Fixed Charges

       23.1            Consent of Independent Auditors, Deloitte & Touche LLP

                                                                      EXHIBIT 12

                      GENERAL MOTORS ACCEPTANCE CORPORATION

                       RATIO OF EARNINGS TO FIXED CHARGES


                                                     2001           2000         1999        1998       1997
                                                    ------          ----        -------     -------    -------

Consolidated net income                          $  1,785.9     $  1,602.1     $ 1,527.3   $ 1,325.3    $ 1,301.1
Provision for income taxes                          1,074.6*         954.3         960.2       611.7        912.9
                                               ---------------  ------------   ----------  ----------   ---------
Consolidated income before income taxes             2,860.5        2,556.4       2,487.5     1,937.0      2,214.0
                                               ---------------  ------------   ----------  ----------   ---------

Fixed charges
 Interest, debt, discount and expense               7,550.1        8,294.7       6,526.2     5,786.9      5,255.5
 Portion of rentals representative of the
  Interest factor                                     107.9          105.2          97.7        79.1         69.8
                                               ---------------  ------------   ----------  ----------   ---------
Total fixed charges                                 7,658.0        8,399.9       6,623.9     5,866.0      5,325.3
                                               ---------------  ------------   ----------  ----------   ---------

Earnings available for fixed charges             $ 10,518.5     $ 10,956.3     $ 9,111.4   $ 7,803.0    $ 7,539.3
                                               ===============  ============   ==========  ==========   =========

Ratio of earnings to fixed charges                    1.37           1.30           1.38        1.33         1.42
                                               ===============  ============   ==========  ==========   =========


* Includes cumulative effect of accounting change of $27.5 million.


                                                                    EXHIBIT 23.1

                          INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference of our report dated January 16, 2002, appearing in this Annual Report on Form 10-K of General Motors Acceptance Corporation for the year ended December 31, 2001, in the following registration statements:

               Registration
 Form          Statement No                  Description
---------    ----------------      ---------------------------------------------

  S-3          333-33652           $8,000,000,000 General Motors Acceptance
                                   Corporation Demand Notes

  S-3          333-55440           $25,000,000,000 General Motors Acceptance
                                   Corporation Medium Term Notes

 S-3/A         333-75250           $10,000,000,000 General Motors Acceptance
                                   Corporation SmartNotes

  S-3          333-58446           $30,000,000,000 General Motors Acceptance
                                   Corporation Debt Securities and Warrants to Purchase Debt Securities


s\ DELOITTE & TOUCHE LLP

   DELOITTE & TOUCHE LLP

Detroit, Michigan

March 11, 2002