Form 10-Q
period 2002-03-31
GENERAL MOTORS ACCEPTANCE CORP
filed 2002-05-02
CIK 40729

================================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
---   1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002, OR

__   TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
      1934 FOR THE TRANSITION PERIOD FROM _____ TO _____



                                              Commission file number 1-3754
                                                                     ------

                      GENERAL MOTORS ACCEPTANCE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                         38-0572512
------------------------------------                 --------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

200 Renaissance Center, P.O. Box 200
Detroit, Michigan                                         48265-2000
------------------------------------                      ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       313-556-5000
                                                         ------------
The registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No.____.
                     ----
As of March 31, 2002, there were outstanding 10 shares of the issuer's common stock.



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

ITEM 1. FINANCIAL STATEMENTS

         In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are unaudited and are not necessarily indicative of results which may be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements, the significant accounting policies, and the other notes to the consolidated financial statements included in the Company's 2001 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

          The  Financial  Statements  described  below are  submitted  herein as
          Exhibit 20.

          1.   Consolidated Balance Sheet, March 31, 2002 and December 31, 2001.

          2. Consolidated Statement of Income, Net Income Retained for Use in the Business and Comprehensive Income for the Three Months Ended March 31, 2002 and 2001.

          3. Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2002 and 2001.

          4.   Notes to Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

General Motors Acceptance Corporation, a wholly-owned subsidiary of General Motors Corporation ("General Motors" or "GM"), was incorporated in 1997 under the Delaware General Corporation Law. On January 1, 1998, the Company merged with its predecessor, which was originally incorporated in New York in 1919.

The Company is a financial services corporation that principally provides consumer and dealer vehicle financing. GMAC also provides commercial financing to the apparel, textile, automotive supplier and numerous other industries. The principal markets for the Company's automotive financial products and services are North America, Europe, Latin America and Asia-Pacific. The principal markets for the commercial financing products are North America and Europe. The Company conducts insurance operations primarily in the United States, Canada and Europe. On January 22, 2002, GMAC Insurance Holdings, Inc. ("GMACI") acquired 99.9 percent of the stock of ABA Seguros, S.A., which had total assets and total liabilities of approximately $346.9 million and $246.2 million at March 31, 2002, respectively. The acquired property casualty insurance business mainly provides personal lines automobile insurance in Mexico and is ranked as the fourth largest auto insurer in that country. In addition, the Company's mortgage banking subsidiaries, GMAC Mortgage Group, Inc. ("GMACMG"), operate principally in the U.S. and have operations in Mexico, Japan, Europe and Canada.

SIGNIFICANT ACCOUNTING POLICIES

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company believes its most significant accounting policies are related to the following areas: allowance for credit losses, investments in operating leases, accounting for securitizations, accounting for derivatives and other contracts and insurance losses and loss reserves. Details regarding the Company's use of these policies and the related estimates are described fully in the Company's 2001 Annual Report filed with the Securities and Exchange Commission on Form 10-K. During the first quarter of 2002, there have been no material changes to the Company's significant accounting policies that impacted the Company's financial condition or results of operations.

BUSINESS SEGMENT EARNINGS

Consolidated net income for the quarter was $438.7 million, up 1.9% from the $430.7 million earned in the first quarter of 2001, exclusive of the transition adjustment of $34.3 million representing the cumulative effect of accounting change, due to the January 1, 2001 adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. All comparisons to the quarter a year ago exclude the favorable impact of this transition adjustment recorded in 2001.

                                                               Three Months Ended March 31,
                                                             ---------------------------------
                                                                  2002                2001
                                                             --------------     --------------
                                                                 (in millions of dollars)
  Automotive and other financing operations                     $ 254.2              $ 290.4
  Insurance operations (GMACI)                                     36.4                 42.7
  Mortgage operations (GMACMG)                                    148.1                 97.6
                                                             --------------     --------------
  Income before cumulative effect of accounting change            438.7                430.7
  Cumulative effect of accounting change                           --                   34.3
                                                             --------------     --------------
  Consolidated Net Income                                       $ 438.7              $ 465.0
                                                             ==============     ==============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

BUSINESS SEGMENT EARNINGS (concluded)

Net income from automotive and other financing operations totaled $254.2 million, down 12.5% from the $290.4 million earned in the first quarter of 2001. The decline was attributable to higher credit losses and less favorable borrowing spreads, partially offset by strong retail asset growth in North America from the GM-sponsored "Keep America Rolling" program.

Insurance operations generated net income of $36.4 million in the first quarter of 2002, as compared to $42.7 million for the first quarter of 2001. The decrease was primarily due to the absence of capital gains in the first quarter of 2002. Underwriting income increased by approximately $19.7 million in the first quarter of 2002 due to increased extended service contract fee income and certain cost reductions.

Mortgage operations earned $148.1 million in the first quarter of 2002, up 51.7% from the $97.6 million earned for the same period of 2001. The increase in earnings was primarily attributable to higher loan originations and purchases, higher securitization volume and higher levels of interest earning assets.

AUTOMOTIVE AND OTHER FINANCING OPERATIONS

United States New Passenger Car and Truck Deliveries

U.S. deliveries of new General Motors vehicles during the three months ended March 31, 2002, were lower than comparable 2001 levels, which is consistent with the decline in industry deliveries. The increase in financing penetration was primarily due to continued GM-sponsored low rate financing programs.

                                                                Three Months Ended March 31,
                                                              --------------------------------
                                                                 2002                2001
  (In millions of units sold)                                 --------------    --------------
  Industry                                                        4.0                 4.2
  General Motors                                                  1.1                 1.2

  New GM vehicle deliveries financed by GMAC
    Retail (installment sale contracts and operating leases)     51.4%               42.2%
    Fleet transactions (lease financing)                          2.2%                2.2%
  Total                                                          43.4%               32.8%


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing Volume

The number of new vehicle deliveries financed for GM and other dealers are summarized below:

                                             Three Months Ended March 31,
                                           -------------------------------
                                                2002             2001
                                           --------------    -------------
                                               (in thousands of units)
  United States
    Retail installment sale contracts           401                260
    Operating leases/Other *                     82                123
    Leasing                                       5                  8
                                           --------------    -------------
  New deliveries financed                       488                391
                                           ==============    =============

  Other Countries
    Retail installment sale contracts           137                111
    Operating leases/Other                       59                 58
    Leasing                                      10                 13
                                           --------------    -------------
  New deliveries financed                       206                182
                                           ==============    =============

  Worldwide
    Retail installment sale contracts           538               371
    Operating leases/Other *                    141               181
    Leasing                                      15                21
                                           --------------    -------------
  New deliveries financed                       694               573
                                           ==============    =============

* Includes secured notes to a non-consolidated special purpose entity ("SPE") that leases GM vehicles.

The number of new vehicles financed in the U.S. during the first quarter of 2002 was higher than the first quarter of 2001, primarily due to increased GM-sponsored low-rate retail finance programs. Additionally, the decrease in operating lease units was attributable to a shift from lease incentive programs to special rate retail finance programs sponsored by GM.

GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, GMAC financed 866,600 and 790,000 new GM vehicle sales, representing 74.5% and 74.3% of all new GM vehicle sales to U.S. dealers during the first quarter of 2002 and 2001, respectively.

Financing Revenue and Asset Quality

Financing revenue totaled $3,651.1 million in the first quarter of 2002, a decrease of $250.3 million compared with the first quarter of 2001, mainly due to the following:

     o $372.9 million decrease in revenue derived from wholesale, commercial and other loans, due primarily to a combination of lower earning rates and a reduction in wholesale and commercial finance receivables during the period;

     o $182.9 million decrease in revenue derived from leasing caused by a shift from lease incentives to GM-sponsored retail installment sale incentives over the past year; and

     o $305.5 million increase in revenue derived from retail financing due to increased asset levels as a result of GM-sponsored retail incentives, most notably, the "Keep America Rolling" zero percent financing program that was launched during the fourth quarter of 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing Revenue and Asset Quality (concluded)

The following statistics, which include owned and sold automotive assets, summarize the Company's delinquency, repossession and loss experience:

                                                                        Three Months Ended March 31,
                                                                      ----------------------------------
                                                                           2002                 2001
                                                                      ----------------     -------------
  Retail - Worldwide
  ------------------
  Accounts past due over 30 days (average)                                 2.49%               2.54%
  Repossessions of new and used vehicles (average)                         2.02%               2.62%

  Net retail losses as a percent of
   total average serviced receivables - Worldwide                          0.83%               0.75%

  Losses - Worldwide finance receivables (in millions of dollars)
  ---------------------------------------------------------------
  Losses on total serviced receivables, net of recoveries                 $165.5               $186.6

  Allowance for credit losses as a percent of
   total net serviced receivables - Worldwide                              1.70%               1.24%

  Operating lease portfolio (United States only)
  ----------------------------------------------
  Accounts past due over 30 days (average)                                 2.25%               1.85%
  Repossessions as a percent of units outstanding (average)                1.97%               1.62%


Loss experience deteriorated in the first quarter of 2002 compared to the same period last year due to the deterioration in economic conditions in North America.

The provision for credit losses, most of which relates to automotive finance receivables, totaled $486.0 million and $260.4 million for the three months ended March 31, 2002 and 2001, respectively. Higher outstanding finance receivables, along with increased incurred losses and increases to the loss reserves due to the deterioration in economic conditions, contributed to the increase in the provision for credit losses.

CONSOLIDATED INCOME AND EXPENSES

The Company's worldwide cost of borrowing, including the effects of derivatives, for the first quarter of 2002 averaged 4.55% compared to 6.47% for the same period in 2001. The decrease in average borrowing costs was mainly a result of a reduction in short-term market rates during 2001, somewhat offset by wider borrowing spreads on new debt, increased use of medium-term funding and reduced reliance on commercial paper markets.

Consolidated interest and discount expense totaled $1,665.8 million and $2,120.1 million for the three months ended March 31, 2002 and 2001, respectively. The decrease was a result of decreased borrowing costs due to lower market rates, which were partially offset by higher debt levels and wider borrowing spreads.

Consolidated salaries and benefits totaled $544.6 million and $506.8 million for the respective quarters ended March 31, 2002 and 2001. The increase primarily reflected continued growth at GMACMG during 2001 and 2002.

Amortization of and impairment of mortgage servicing rights totaled $318.8 million and $164.2 million for the three months ended March 31, 2002 and 2001, respectively. The increase resulted primarily from impairment charges of $93.9 million, net of taxes, related to interest rates, which declined during the first part of the quarter ended March 31, 2002, thereby increasing loan prepayments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CONSOLIDATED INCOME AND EXPENSES (concluded)

Other operating expenses totaled $1,036.8 million and $914.5 million for the three months ended March 31, 2002 and 2001, respectively. The increase was primarily due to unfavorable mark-to-market adjustments on interest rate swaps used to facilitate securitization transactions.

The effective income tax rate was 39.4% and 38.1% for the three months ended March 31, 2002 and 2001, respectively. The higher effective tax rate was a result of increased tax liabilities of non-U.S. operations.

INSURANCE OPERATIONS

Net premiums earned by GMACI and its subsidiaries totaled $532.0 million and $503.8 million for the three months ended March 31, 2002 and 2001, respectively. The increase was attributable to higher assumed reinsurance volume.

Pre-tax capital gains and investment and other income at GMACI totaled $129.5 million for the three months ended March 31, 2002, compared to $145.5 million for the quarter ended March 31, 2001. The change was due to a $26.2 million decrease in capital gains, partially offset by higher extended service contract fee income.

Insurance losses and loss adjustment expenses totaled $457.1 million and $439.5 million for the first quarter of 2002 and 2001, respectively. The increase was primarily due to higher assumed reinsurance incurred losses of $15.1 million.

MORTGAGE OPERATIONS

For the three months ended March 31, 2002, net income was $148.1 million, compared to $97.6 million for the same period in 2001. The increase in earnings was primarily attributed to higher loan originations and purchases, higher securitization volume and higher levels of interest earning assets.

Mortgage revenue totaled $1,435.2 million for the three months ended March 31, 2002, compared to $1,190.3 million for the same period in 2001, including gains on securitization of mortgage loans of $300.6 million and $239.3 million, respectively. The $244.9 million increase in revenue reflected larger gains on securitization of mortgage loans due to increased volume, increased interest income from higher mortgage loan inventory balances, and improved management fee and other income. These increases were partially offset by increased valuation losses on mortgage related securities.

During the first quarter of 2002, GMACMG loan originations and purchases, and mortgage servicing acquisitions totaled $42.5 billion compared to $29.2 billion for the same period in 2001. As a result of the low interest rate environment in the first quarter of 2002, GMACMG originated 28.7% more loans and purchased 58.5% more loans than in the same period of 2001.

The combined GMACMG servicing portfolio, excluding GMAC term loans to dealers, totaled $433.7 billion at March 31, 2002, compared to a servicing portfolio of $405.1 billion at December 31, 2001. The increase over year-end was primarily due to increased loan production in the declining interest rate environment in the first half of the quarter.

Continuing from the fourth quarter of 2001, interest rates, including those on originated loans for fifteen and thirty-year residential mortgages, declined for approximately the first one-and-a-half months of 2002. This activity increased actual and potential mortgage refinancing activity resulting in a reduction in the expected future cash flows that support the carrying value of the mortgage servicing rights. As a result, for the quarter ended March 31, 2002, the Company recognized impairment charges of $93.9 million, net of taxes, compared to $18.6 million, net of taxes, for the same period of 2001. If rates continue at these low levels, and in the event that the hedges are ineffective, the value of this asset may further deteriorate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

MORTGAGE OPERATIONS (concluded)

The Company estimates the fair value of its mortgage servicing rights based upon assumptions that market participants would use. Typically, those assumptions are derived from similar transactions which occur in the marketplace. Continued industry consolidation and other factors have led to a substantial decline in relevant market transactions for certain residential mortgage products, particularly since April 2001. In assessing the fair value of its mortgage servicing rights, the Company relies, in part, on its own mortgage servicing rights cash flow history for certain assumptions and continues to use market driven earning rates, discounting factors and prepayment models.

CONSOLIDATED ASSETS

At March 31, 2002, the Company owned assets and serviced automotive receivables totaling $217.4 billion, $2.6 billion below year-end 2001. The decrease was primarily the result of decreases in cash and cash equivalents, real estate mortgages held for sale, mortgage lending receivables, operating lease assets, commercial and other loan receivables, and notes receivable from GM. These decreases were partially offset by an increase in serviced retail receivables, serviced wholesale receivables, investments in securities, other assets, mortgage loans held for investment and mortgage servicing rights.

Finance receivables serviced by the Company, including sold receivables, totaled $135.0 billion at March 31, 2002, $4.4 billion above December 31, 2001 levels. The increase was primarily a result of a $3.2 billion increase in serviced retail receivables and a $1.8 billion increase in serviced wholesale receivables, partially offset by a $598.6 million decline in commercial and other loan receivables. GM-sponsored retail financing incentives contributed to the increase in serviced retail receivables. The increase in serviced wholesale loan receivables was due to increased dealer inventories at March 31, 2002, compared to December 31, 2001.

Cash and cash equivalents totaled $4,346.2 million and $10,100.7 million at March 31, 2002 and December 31, 2001, respectively. The decrease was primarily attributable to decreased term funding activity during the period.

Other assets totaled $13,736.6 million and $12,559.1 million at March 31, 2002 and December 31, 2001, respectively. The increases were primarily attributable to:

     o $563.7 million increase in other related mortgage assets, which resulted from increases in subordinate loan participations, receivables related to servicing portfolio growth, and short term investments associated with cash management programs; and

     o $659.0 million increase in off-lease vehicles returned and awaiting disposal, primarily due to the GM-sponsored 2002 "March Pull Ahead Lease" program that provided incentives to customers to terminate their leases early.

Investments in securities totaled $11,821.7 million and $10,587.1 million at March 31, 2002 and December 31, 2001, respectively. The increase was partially attributable to purchases by GMACI of $403.5 million in securities. In addition, net purchases of securities by GMACMG exceeded net revaluations related to these securities by $488.7 million. Additionally, retained interests in auto securitizations increased by $338.1 million due to securitization activity.

Mortgage loans held for sale totaled $7,832.6 million at March 31, 2002, $2,354.1 million below the balance at December 31, 2001. The decrease was attributed to loan sales and securitizations, which exceeded loan production in the first quarter of 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CONSOLIDATED ASSETS (concluded)

Mortgage loans held for investment totaled $4,495.7 million at March 31, 2002, $1,111.9 million above December 31, 2001. The increase was primarily attributed to the origination of subprime adjustable rate mortgages. During the first quarter of 2002, approximately $850.0 million of subprime adjustable rate mortgage loans held for investment were securitized and accounted for as a collateralized borrowing arrangement.

Mortgage lending receivables totaled $3,239.0 million at March 31, 2002, $1,281.7 million below year-end 2001 as customer repayments exceeded new lending to customers in the first quarter of 2002.

Mortgage servicing rights totaled $5,138.0 million and $4,839.8 million at March 31, 2002 and December 31, 2001, respectively. The increase was attributable to purchases and originations of mortgage servicing rights in excess of amortization and impairment charges in the first quarter of 2002.

Investments in operating leases, net, totaled $24,259.3 million at March 31, 2002, reflecting a decrease of $968.3 million from December 31, 2001. The decrease was attributable to a continued shift from lease incentive programs to special rate retail finance programs sponsored by GM.

Notes receivable from GM totaled $3,733.4 million at March 31, 2002, compared to $4,165.1 million at December 31, 2001. The decrease was attributable to a $188.9 million decrease in a revolving line of credit GM has available with GMAC, and a decrease of $215.3 million in other outstanding loans to GM.

LIQUIDITY

As of March 31, 2002, GMAC's total borrowings were $147.0 billion, compared with $152.0 billion at December 31, 2001. GMAC's ratio of consolidated debt to total stockholder's equity at March 31, 2002, was 8.9:1, compared with 9.4:1 at December 31, 2001.

The Company and its subsidiaries maintain substantial bank lines of credit, which totaled $48.2 billion at March 31, 2002, compared to $48.8 billion at December 31, 2001. The unused portion of these credit lines increased by $0.6 billion from December 31, 2001, to $39.5 billion at March 31, 2002. Included in the unused credit lines at March 31, 2002, is a $14.7 billion syndicated multi-currency global credit facility available for use in the U.S. by GMAC and in Europe by GMAC International Finance B.V. and GMAC (UK) plc. The entire $14.7 billion is available to GMAC in the U.S., $1.0 billion is available to GMAC (UK) plc and $0.9 billion is available to GMAC International Finance B.V. The syndicated credit facility serves primarily as back up for the Company's unsecured commercial paper programs. Also included in the unused credit lines is a $12.3 billion U.S. asset-backed commercial paper liquidity and receivables facility for New Center Asset Trust ("NCAT"), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY (continued)

Off-Balance Sheet Activities

The Company securitizes and transfers financial assets, using financial asset securitization procedures, as an alternative funding source to borrowing. The Company's securitization program focuses on automotive finance receivables as well as mortgage loans. A variety of special purpose entities ("SPEs"), including qualified special purpose entities ("QSPEs"), and other structured facilities are used in order to achieve more efficient execution and provide additional funding sources. Securitization of assets allows the Company to diversify funding in an attempt to lower its overall cost of funds. Termination of the securitization activities of the entities would reduce the number of funding resources currently available to the Company for funding its finance activities. Any such reduction of funding sources would create a risk of increasing the Company's cost of funds and reducing its profit margins.

The Company's 2001 Annual Report filed with the Securities and Exchange Commission on Form 10-K provides a detailed description of GMAC's off-balance sheet activities. There have been no material changes in the nature or type of off-balance sheet activities that GMAC utilizes as described in the 2001 Form 10-K. The following summarizes assets in GMAC's off-balance sheet facilities:

                                             March 31, 2002      December 31, 2001
                                            -----------------   -------------------
                                                   (in millions of dollars)
  Receivables sold or securitized:
   Mortgage loans                            $  110,623.2         $  104,678.2
   Retail finance receivables                    12,731.5             11,978.1
   Wholesale finance receivables                 16,244.1             16,226.6
                                            -----------------   -------------------
  Total                                      $  139,598.8         $  132,882.9
                                            =================   ===================

Debt Ratings

GMAC's ability to access the capital markets for unsecured debt is linked to both its term debt and commercial paper ratings. This is particularly true with respect to the Company's commercial paper ratings. These ratings are intended to provide guidance to investors in determining the credit risk associated with particular securities based on current information obtained by the rating organizations from the Company or other sources that such organizations consider to be reliable. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating. Substantially all of the Company's short-term, medium-term and long-term debt has been rated by three nationally recognized statistical rating organizations. As of May 2, 2002, all of the ratings assigned were within the investment grade category.

                                                 Senior         Commercial
Rating Agency                                     Debt            Paper
-------------                                  ----------    ---------------

Fitch, Inc.                                         A-              F-2
Moody's Investors Service, Inc.                     A2             Prime-1
Standard & Poor's Ratings Services                 BBB+             A-2

Fitch, Inc. ("Fitch") has assigned ratings of A- and F-2 to the Company's senior debt and commercial paper, respectively. The A- rating is assigned by Fitch to bonds considered to be very good credit quality with the obligor's ability to pay interest and repay principal considered to be very good. The F-2 rating is assigned to short-term issues which possess a good credit quality based primarily on the existence of liquidity necessary to meet the obligations in a timely manner. In October 2001, Fitch downgraded the senior debt rating from A to A- and downgraded the commercial paper rating to F-2. The negative rating watch was removed and the rating outlook was revised to negative.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY (concluded)

Debt Ratings (concluded)

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

S&P has assigned a rating of BBB+ to the Company's senior debt. The BBB+ rating is assigned to bonds considered to have adequate capacity to pay interest and repay principal. The Company's commercial paper has received a rating of A-2, indicating an adequate capacity for timely payment. In October 2001, S&P downgraded the senior debt and commercial paper ratings from A and A-1, respectively. All ratings were removed from credit watch and the rating outlook is now classified as stable.

As of May 2, 2002, to the best of our knowledge, GMAC is not under review by any of the above rating agencies.

ACCOUNTING STANDARDS

SFAS No. 142, Goodwill and Other Intangible Assets, changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment only approach. Goodwill, including goodwill recorded in past business combinations, is no longer amortized, but is tested for impairment at least annually at the reporting unit level. The Company implemented SFAS No. 142 on January 1, 2002. In accordance with this statement, GMAC is not required to complete the transitional goodwill impairment test until June 30, 2002. The Company is evaluating, but has not yet determined, whether adoption of this statement will result in an impairment of goodwill.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted the accounting provisions of this standard on January 1, 2002. The effect of adopting the accounting provisions of this new standard was not material to the Company's financial statements. Consistent with the provisions of this new standard, financial statements for prior years have not been restated.

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

                            PART II. OTHER INFORMATON


ITEM 1.  LEGAL PROCEEDINGS

The Company did not become a party to any material pending legal proceedings during the first quarter ended March 31, 2002, or prior to the filing of this report.


ITEM 5.  OTHER INFORMATION

                       RATIO OF EARNINGS TO FIXED CHARGES

                               Three Months Ended
                                    March 31,
                            -------------------------
                               2002          2001
                               ----          ----
                               1.43          1.36

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

          20   General   Motors   Acceptance    Corporation   and   Subsidiaries
               Consolidated Financial Statements as of and for the Three Months Ended March 31, 2002.

(b)  REPORTS ON FORM 8-K.

     The Company filed Forms 8-K on January 16, 2002, and April 16, 2002, reporting matters under Item 5, Other Events.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GENERAL MOTORS ACCEPTANCE CORPORATION
                                  -------------------------------------
                                  (Registrant)




Dated:  May 2, 2002               s/   William F. Muir
        -----------               ---------------------------------------------
                                  William F. Muir, Executive Vice President and
                                  Chief Financial Officer and Director


Dated:  May 2, 2002               s/   Linda K. Zukauckas
        -----------               ---------------------------------------------
                                  Linda K. Zukauckas, Controller and
                                  Principal Accounting Officer


                                                                                      Exhibit 20
                                                                                      Page 1 of 10

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                      March 31,      December 31,
                                                                        2002             2001
                                                                    ------------    --------------
 Assets                                                                (in millions of dollars)
 ------
 Cash and cash equivalents                                          $    4,346.2    $   10,100.7
 Investments in securities                                              11,821.7        10,587.1
 Finance receivables, net (Note 1)                                     103,809.5       100,327.8
 Investment in operating leases, net                                    24,259.3        25,227.6
 Notes receivable from General Motors Corporation                        3,733.4         4,165.1
 Real estate mortgages  - held for sale                                  7,832.6        10,186.7
                        - held for investment                            4,495.7         3,383.8
                        - lending receivables                            3,239.0         4,520.7
 Factored receivables                                                    1,548.4         1,418.8
 Due and deferred from receivable sales, net                             2,294.7         2,259.8
 Mortgage servicing rights, net                                          5,138.0         4,839.8
 Goodwill (Note 5)                                                       3,157.6         3,143.9
 Other                                                                  13,736.6        12,559.1
                                                                    -----------------------------
 Total Assets                                                       $  189,412.7    $  192,720.9
                                                                    =============================


 Liabilities and Stockholder's Equity

 Liabilities
 Interest                                                           $  2,061.6      $   2,380.5
 Insurance losses and loss reserves                                    1,931.5          1,797.2
 Unearned insurance premiums                                           2,928.8          2,577.7
 Deferred income taxes                                                 3,602.3          3,882.7
 United States and foreign income and other taxes payable              1,238.1            805.4
 Other postretirement benefits                                           754.4            750.1
 Other (Note 6)                                                       13,417.9         12,360.2
 Debt (Note 2)                                                       146,978.5        152,033.2
                                                                    -----------     ------------
     Total liabilities                                               172,913.1        176,587.0
                                                                    ===========     ============

 Commitments and contingencies

 Stockholder's Equity
 Common stock, $.10 par value (authorized 10,000
     Shares, outstanding 10 shares) and paid-in capital                5,641.5          5,641.5
 Retained earnings                                                    11,253.1         10,814.4
 Accumulated other comprehensive loss:
   Net unrealized loss on derivatives                                   (156.0)          (170.7)
   Net unrealized gains on securities                                    175.3            226.3
   Unrealized accumulated foreign currency translation adjustment       (414.3)          (377.6)
                                                                    -----------     ------------
     Accumulated other comprehensive loss                               (395.0)          (322.0)
                                                                    -----------     ------------
     Total stockholder's equity                                       16,499.6         16,133.9
                                                                    -----------     ------------
 Total Liabilities and Stockholder's Equity                         $189,412.7       $ 192,720.9
                                                                    ===========     ============


Certain   amounts  for  2001  have  been   reclassified  to  conform  with  2002
classifications. Reference should be made to the Notes to Consolidated Financial Statements.



                                                                                        Exhibit 20
                                                                                        Page 2 of 10

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME,
                 NET INCOME RETAINED FOR USE IN THE BUSINESS AND
                              COMPREHENSIVE INCOME

                                                                        Three Months Ended
                                                                            March 31,
                                                                  ------------------------------
                                                                      2002            2001
                                                                  --------------  --------------
                                                                     (in millions of dollars)
  Financing Revenue
  Retail and lease financing                                      $    1,533.6    $    1,228.1
  Operating leases                                                     1,737.8         1,920.7
  Wholesale, commercial and other loans                                  379.7           752.6
                                                                  --------------  --------------
    Total financing revenue                                            3,651.1         3,901.4
  Interest and discount                                                1,665.8         2,120.1
  Depreciation on operating leases                                     1,169.7         1,275.8
                                                                  --------------  --------------
    Net financing revenue                                                815.6           505.5
  Insurance premiums earned                                              532.0           503.8
  Mortgage revenue                                                     1,435.2         1,190.3
  Other income                                                           784.5           781.0
                                                                  --------------  --------------
    Net financing revenue and other                                    3,567.3         2,980.6
                                                                  --------------  --------------

  Expenses
  Salaries and benefits                                                  544.6           506.8
  Amortization of mortgage servicing rights                              318.8           164.2
  Other operating expenses                                             1,036.8           914.5
  Insurance losses and loss adjustment expenses                          457.1           439.5
  Provision for credit losses                                            486.0           260.4
                                                                  --------------  --------------
    Total expenses                                                     2,843.3         2,285.4
                                                                  --------------  --------------

  Income before income taxes                                             724.0           695.2
  United States, foreign and other income taxes                          285.3           264.5
                                                                  --------------  --------------
  Income before cumulative effect of accounting change                   438.7           430.7
  Cumulative effect of accounting change                                  --              34.3
                                                                  --------------  --------------
  Net Income                                                             438.7           465.0

  Retained earnings at beginning of the period                        10,814.4         9,028.5
                                                                  --------------  --------------
  Total                                                               11,253.1         9,493.5
  Cash dividends                                                          --              --
                                                                  --------------  --------------
    Retained Earnings at End of the Period                            11,253.1         9,493.5
                                                                  ==============  ==============
  Total Comprehensive Income                                      $      365.7    $      242.7
                                                                  ==============  ==============


Certain   amounts  for  2001  have  been   reclassified  to  conform  with  2002
classifications. Reference should be made to the Notes to Consolidated Financial Statements.


                                                                                                   Exhibit 20
                                                                                                   Page 3 of 10
                      GENERAL MOTORS ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                           ------------------------------------
                                                                                  2002                2001
                                                                           -------------------    -------------
                                                                                (in millions of dollars)
 Cash Flows From Operating Activities
 Net income                                                                $       438.7       $      465.0
 Cumulative effect of accounting change, net of tax                                 --                (34.3)
 Depreciation and amortization                                                   1,555.3            1,535.7
 Provision for credit losses                                                       486.0              260.4
 Gains on sales of finance receivables                                             (45.0)             (56.4)
 Losses/(gains) on sales of available-for-sale investment securities                 0.2              (17.0)
 Mortgage loans held for sale      - acquisitions/purchases                    (30,054.3)         (17,601.3)
                                   - proceeds from sales                        32,408.4           17,190.8
 Mortgage-related securities held for trading - acquisitions                    (6,941.2)            (326.7)
                                              - liquidations                     6,537.2              325.3

 Changes in the following items:
   Due to General Motors and affiliated companies                                  894.3              374.3
   Taxes payable and deferred                                                      365.4              224.4
   Interest payable                                                               (317.7)             135.5
   Other assets                                                                   (371.8)            (538.6)
   Other liabilities                                                              (197.5)            (726.4)
 Other                                                                             210.4              130.5
                                                                           -------------       -------------
   Net cash provided by operating activities                                     4,968.4            1,341.2
                                                                           -------------       -------------

 Cash Flows From Investing Activities
 Finance receivables       - acquisitions                                      (54,936.3)         (50,803.7)
                           - liquidations                                       22,563.7           34,520.6
 Notes receivable from General Motors                                              428.7              247.3
 Operating leases          - acquisitions                                       (2,942.0)          (2,850.3)
                           - liquidations                                        2,043.4            2,615.8
 Investments in available-for-sale securities:
                           - acquisitions                                      (11,813.8)          (6,823.5)
                           - maturities                                          9,924.4            4,941.2
                           - proceeds from sales                                 1,167.0            1,293.4
 Investments in held to maturity securities:
                           - acquisitions                                           (0.7)             (50.9)
                           - maturities                                             38.9               --
 Mortgage loans held for investments, net                                       (1,111.9)             209.5
 Mortgage servicing rights           - acquisitions                               (622.1)            (447.1)
 Proceeds from sales of receivables  - wholesale                                26,088.5           16,957.1
                                     - retail                                    2,277.9            3,010.8
 Net change in short-term factored receivables                                    (131.7)              16.1
 Due and deferred from receivable sales                                            (73.1)            (422.8)
 Acquisitions of subsidiaries, net of cash acquired                               (122.3)            (115.8)
 Other                                                                             927.6              147.0
                                                                           -------------       -------------
   Net cash (used in)/provided by investing activities                          (6,293.8)           2,444.7
                                                                           -------------       -------------

 Cash Flows From Financing Activities
 Proceeds from issuance of long-term debt                                        7,269.8           22,517.5
 Principal payments on long-term debt                                           (6,167.7)          (3,769.6)
 Change in short-term debt, net                                                 (5,531.8)         (17,489.8)
                                                                           -------------       -------------
   Net cash (used in)/provided by financing activities                          (4,429.7)           1,258.1
                                                                           -------------       -------------

 Effect of exchange rate changes on cash and cash equivalents                        0.6              (10.3)
                                                                           -------------       -------------

 Net change in cash and cash equivalents                                        (5,754.5)           5,033.7
 Cash and cash equivalents at the beginning of the period                       10,100.7            1,147.8
                                                                           -------------       -------------
 Cash and cash equivalents at the end of the period                        $     4,346.2       $    6,181.5
                                                                           =============       =============

 Supplementary Cash Flows Information
   Interest paid                                                           $     1,948.1       $    1,917.0
   Income taxes paid                                                               108.5              168.1


Certain   amounts  for  2001  have  been   reclassified  to  conform  with  2002
classifications. Reference should be made to the Notes to Consolidated Financial Statements.

                                                                    Exhibit 20
                                                                    Page 4 of 10

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (concluded)

Supplementary Cash Flows Information (concluded)

During the three months ended March 31, 2002 and 2001, assets acquired, liabilities assumed and consideration paid for the acquisitions of businesses were as follows:

                                               Three Months Ended
                                                    March 31,
                                          ------------------------------
                                             2002             2001
                                          ------------    --------------
                                            (in millions of dollars)
 Fair value of assets acquired             $   369.6        $  145.2
 Cash acquired                                  (1.1)           (1.2)
 Liabilities assumed                          (246.2)          (28.2)
                                          ------------    --------------
 Net cash paid for acquisitions            $   122.3        $  115.8
                                          ============    ==============


Certain   amounts  for  2001  have  been   reclassified  to  conform  with  2002
classifications. Reference should be made to the Notes to Consolidated Financial Statements.




                                                                    Exhibit 20
                                                                    Page 5 of 10

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  FINANCE RECEIVABLES

The composition of finance receivables outstanding is summarized as follows:


                                           March 31,              December 31,
                                             2002                     2001
                                         -----------------     -----------------
                                                (in millions of dollars)
 United States
   Retail                                 $   62,178.9          $   60,244.1
   Wholesale                                  11,554.0              10,044.9
   Commercial                                  4,136.7               4,291.6
   Leasing and lease financing                   616.2                 628.1
   Other                                      11,534.5              11,821.7
                                         -----------------     ----------------
 Total United States                          90,020.3              87,030.4
                                         -----------------     ----------------

 Europe
   Retail                                      5,479.8               5,482.3
   Wholesale                                   3,353.8               3,431.8
   Commercial                                    981.8               1,094.0
   Leasing and lease financing                   341.5                 359.7
   Other                                         456.0                 516.6
                                         -----------------     ----------------
 Total Europe                                 10,612.9              10,884.4
                                         -----------------     ----------------

 Canada
   Retail                                      3,650.1               3,320.5
   Wholesale                                   1,789.9               1,424.6
   Commercial                                    324.9                 357.1
   Leasing and lease financing                   537.7                 589.2
   Other                                         212.4                 229.1
                                         -----------------     ----------------
 Total Canada                                  6,515.0               5,920.5
                                         -----------------     ----------------

 Other Countries
   Retail                                      3,048.5               2,798.5
   Wholesale                                   1,032.3               1,087.3
   Leasing and lease financing                   281.4                 285.4
   Other                                         209.7                 147.0
                                         -----------------     ----------------
 Total Other Countries                         4,571.9               4,318.2
                                         -----------------     ----------------

 Total finance receivables                   111,720.1             108,153.5
                                         -----------------     ----------------

 Deductions
   Unearned income                             5,713.4               5,765.8
   Allowance for credit losses                 2,197.2               2,059.9
                                         -----------------     ----------------
 Total deductions                              7,910.6               7,825.7
                                         -----------------     ----------------
 Finance receivables, net                 $  103,809.5          $  100,327.8
                                         =================     ================



                                                                                            Exhibit 20
                                                                                            Page 6 of 10

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  DEBT

                                               Weighted Average          March 31,        December 31,
                                              Interest Rate (1)            2002               2001
                                             ---------------------   ---------------   ----------------
                                                                            (in millions of dollars)
 Short-Term Debt
   Commercial paper                                                   $  12,759.1        $  16,619.9
   Demand notes                                                           5,739.8            5,363.8
   Master notes and other                                                 5,943.2            6,205.8
   Bank loans and overdrafts                                              6,267.0            8,062.7
                                                                     ---------------   ----------------
 Total principal amount                                                  30,709.1           36,252.2
   Unamortized discount                                                     (26.2)             (38.0)
                                                                     ---------------   ----------------
 Total short-term debt                                                   30,682.9           36,214.2
                                                                     ---------------   ----------------


 Long-Term Debt
 Current portion of long-term debt                                       23,416.0           22,014.1

 United States
   Maturing in:
     2003                                              3.6%              12,781.0           18,889.3
     2004                                              4.1%              14,698.7           14,251.6
     2005                                              6.4%               5,623.0            5,344.2
     2006                                              6.0%              14,674.3           14,794.1
     2007 to 2050                                      7.2%              33,375.9           28,293.1
                                                                     ---------------   ----------------
 Total United States                                                     81,152.9           81,572.3

 Other countries
   Maturing in:
     2002 - 2009                                       5.2%              11,839.2           12,038.7
                                                                     ---------------   ----------------

 Total United States and other countries                                116,408.1          115,625.1
   Unamortized discount                                                    (699.0)            (694.3)
                                                                     ---------------   ----------------
 Total long-term debt                                                   115,709.1          114,930.8
                                                                     ---------------   ----------------

 Mark to market adjustment*                                                 586.5              888.2
                                                                     ---------------   ----------------

 Total debt                                                           $ 146,978.5        $ 152,033.2
                                                                     ===============   ================

(1) The weighted average interest rates exclude the effects of interest rate swap agreements.

* To adjust hedged debt to fair value.

                                                                    Exhibit 20
                                                                    Page 7 of 10

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  SEGMENT INFORMATION

GMAC's reportable operating segments include GMAC North American Financing Operations (GMAC-NAO), GMAC International Financing Operations (GMAC-IO), Insurance Operations (GMACI) and Mortgage Operations (GMACMG). GMAC-NAO consists of automotive financing in the United States and Canada, as well as the commercial financing operations, and GMAC-IO consists of all other countries and Puerto Rico.

Financial results of GMAC's operating segments as of and for the three months ended March 31, 2002 and 2001, are summarized below:

(in millions of dollars)

                                                                                        Eliminations/
                            GMAC-NAO        GMAC-IO         GMACI         GMACMG       Reclassifications     Total
                           -------------    -----------    ----------     ----------   -----------------   ------------

 March 31, 2002
 --------------
 Total assets              $  155,601.8     $ 17,899.2     $  8,041.5     $ 32,842.5     $   (24,972.3)    $  189,412.7

 Net financing revenue            662.6          212.7           --             --               (59.7)           815.6

 Other revenue                    683.3          151.8          659.9        1,205.6              51.1          2,751.7

 Net Income                       207.1           47.1           36.4          148.1              --              438.7

 March 31, 2001
 --------------
 Total assets              $  141,347.9     $ 16,135.5     $  7,236.5     $ 23,648.7     $   (18,258.9)    $  170,109.7

 Net financing revenue            342.0          242.6           --             --               (29.9)           554.7

 Other revenue                    793.6           92.0          640.3          918.3              22.7          2,466.9

 Net income before
 cumulative effect of
 accounting change                229.0           61.4           42.7           97.6              --              430.7

 Net income                       277.8           56.3           34.5           96.4              --              465.0



                                                                    Exhibit 20
                                                                    Page 8 of 10

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENTS

Effective January 1, 2001, GMAC adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under these standards, GMAC carries derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The after-tax cumulative effect of this accounting change as of January 1, 2001, was $34.3 million favorable to income and $52.6 million unfavorable to equity. The amount of the transition adjustment expected to be reclassified into earnings from other comprehensive income during 2002 is immaterial.

GMAC  Automotive Operations

Interest Rate Instruments
Net gains of $7.5 million and net losses of $16.2 million (excluding $3.5 million transition adjustment) were recorded in other operating expenses, representing the ineffectiveness of fair value hedges for the quarter ended March 31, 2002 and 2001, respectively.

For the quarter ended March 31, 2002, there was no measured ineffectiveness in the Company's cash flow hedges.

GMAC has certain interest rate swap arrangements that are not designated as hedges under SFAS No. 133. These instruments relate primarily to swaps that are used to facilitate securitization transactions. Net losses of $72.7 million and net gains of $46.9 million (excluding the 2001 transition adjustment of $45.5 million), were recognized into income related to these instruments for the quarter ended March 31, 2002 and 2001, respectively.

Foreign Currency Instruments
GMAC has elected not to designate foreign currency derivatives as fair value hedges of foreign dominated debt under SFAS No. 133 because the changes in fair value, recorded in other operating expenses, is substantially offset by the foreign currency revaluation gains and losses of the related liabilities. For the periods ended March 31, 2002 and 2001, there was no measured ineffectiveness in the Company's foreign currency cash flow hedges.

GMAC Mortgage Operations

Fair Value Hedges
For the quarter ended March 31, 2002 and 2001, GMACMG recognized a loss of approximately $25.6 million and $46.0 million, respectively. These amounts were reported as a component of other operating expenses and represented the ineffective portion of all fair-value hedges. All components of each derivative's gain or loss were generally included in the assessment of hedge effectiveness.

Cash Flow Hedges
Included in Mortgage revenue, GMACMG recognized an immaterial amount of hedge ineffectiveness on all cash flow hedges for the three months ended March 31, 2002. Additionally, GMACMG expects that any amounts which will be reclassified to earnings from other comprehensive income will be immaterial.

                                                                      Exhibit 20
                                                                    Page 9 of 10

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENTS (concluded)

GMAC Mortgage Operations (concluded)

Non-Hedge Derivatives
GMACMG also enters into various derivative contracts for economically hedging certain trading assets and financial instruments carried at fair value. These activities (which include derivative transactions that are entered into for risk-management purposes and do not otherwise qualify for hedge accounting) primarily involve the use of options and futures contracts on U.S. Treasury instruments and Euros, and interest rate swap, cap and floor agreements to hedge price and interest rate risk associated with its mortgage-related securities. GMACMG also enters into other derivative financial instruments to hedge its exposure to foreign exchange fluctuations on certain obligations denominated in foreign currencies. Finally, the interest rate lock commitments and loan purchase commitments for 1-4 family residential mortgage loans held for sale are classified as derivatives and are carried at their fair value on the balance sheet.


NOTE 5.  GOODWILL AND INTANGIBLE ASSETS

The components of the Company's intangible assets were as follows:

                                                                 As of March 31, 2002
                                            ----------------------------------------------------------------
                                              Gross Carrying          Accumulated           Net Carrying
                                                  Amount              Amortization             Amount
                                            -------------------    -------------------    ------------------
                                                               (in millions of dollars)
 Amortized Intangible Assets (1)
   Customer lists and contracts                  $    50.0              $   (12.4)           $    37.6
   Trademarks and other                               32.3                   (8.5)                23.8
   Covenants not to compete                           18.0                  (10.1)                 7.9
                                            -------------------    -------------------    ------------------
 Total                                           $   100.3              $   (31.0)           $    69.3
                                            ===================    ===================    ==================

(1) Intangible assets are amortized on a straight-line basis over their expected useful lives and are reported in other operating expenses on the income statement.

Aggregate amortization expense on intangible assets was $2.7 million for the three months ended March 31, 2002. Amortization expense is expected to be approximately $9.0 million in each of the next five fiscal years.

The changes in the carrying amounts of goodwill for the quarter ended March 31, 2002, were as follows:

                                           GMAC-NAO         GMAC-IO          GMACI           GMACMG           Total
                                        ---------------------------------------------------------------------------------
                                                                    (in millions of dollars)
 Balance at December 31, 2001             $    1,524.2     $    472.2       $    610.9      $    536.6      $    3,143.9
 Goodwill acquired during the year                --             --               14.0             7.0              21.0
 Effect of foreign currency translation           (5.3)          (2.0)            --              --                (7.3)
                                        ---------------  ---------------  -------------  ---------------  ---------------
 Balance as of March 31, 2002             $    1,518.9     $    470.2       $    624.9      $    543.6      $    3,157.6
                                        ===============  ===============  =============  ===============  ===============

                                                                   Exhibit 20
                                                                   Page 10 of 10

                      GENERAL MOTORS ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  GOODWILL AND INTANGIBLE ASSETS (concluded)

The Company's reported net income exclusive of amortization expense recognized related to goodwill amortization required under previous accounting standards on an after-tax basis was as follows:

                                          Three Months Ended March 31,
                                      -------------------------------------
                                            2002                 2001
                                      ----------------     ----------------
                                            (in millions of dollars)
  Reported net income                      $ 438.7             $  465.0
    Add:
    Goodwill amortization                     --                   22.1
                                     -----------------    -----------------
  Adjusted net income                      $ 438.7             $  487.1
                                     =================    =================

There were no adjustments for changes in amortization periods for intangible assets.


NOTE 6.  TRANSACTIONS WITH AFFILIATES

Other liabilities includes amounts due to GM and its affiliates of $651.4 million at March 31, 2002, and receivables due from GM of $(218.7) million at December 31, 2001.