Form 10-Q
period 2002-06-30
GENERAL MOTORS ACCEPTANCE CORP
filed 2002-08-14
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 1-3754

GENERAL MOTORS ACCEPTANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-0572512 (I.R.S. Employer Identification No.)

200 Renaissance Center
P.O. Box 200 Detroit, Michigan
48265-2000
(Address of principal executive offices)
(Zip Code)

(313) 556-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

As of June 30, 2002, there were outstanding 10 shares of the issuer’s $.10 par value common stock.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Part I — Financial Information
Item 1. Financial Statements
Consolidated Statements of Income, Net Income Retained for Use in the Business and Comprehensive Income for the Three- and Six-Month Periods Ended June 30, 2002 and 2001
Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001
Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2002 and 2001
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II — Other Information
Item 1. Legal Proceedings
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signatures
Index of Exhibits
EX-3.1 Certificate of Incorporation
EX-3.2 Certificate of Merger
EX-3.3 By-Laws
EX-99.1 Certification of Chief Executive Officer
EX-99.2 Certification of Chief Financial Officer

GENERAL MOTORS ACCEPTANCE CORPORATION

INDEX

Page

Part I – Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Statements of Income, Net Income Retained for Use in the Business and Comprehensive Income for the Three- and Six-Month Periods Ended June 30, 2002 and 2001	3

Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	4

Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2002 and 2001	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Part II – Other Information

Item 1. Legal Proceedings	20

Item 5. Other Information	20

Item 6. Exhibits and Reports on Form 8-K	20

Signatures	21

Index of Exhibits	22

GENERAL MOTORS ACCEPTANCE CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME,
NET INCOME RETAINED FOR USE IN THE BUSINESS AND
COMPREHENSIVE INCOME
(unaudited)

	Period Ended June 30,

	Three Months		Six Months

	2002	2001	2002	2001

		(in millions of dollars)
Financing Revenue
Retail and lease financing	$1,550	$1,276	$3,084	$2,505
Operating leases	1,730	1,857	3,468	3,778
Wholesale, commercial and other loans	393	625	773	1,377

Total financing revenue	3,673	3,758	7,325	7,660
Interest and discount	1,656	1,945	3,322	4,066
Depreciation on operating leases	1,176	1,197	2,346	2,473

Net financing revenue	841	616	1,657	1,121
Insurance premiums and service revenue earned	675	501	1,265	1,005
Mortgage revenue	1,495	1,381	2,930	2,572
Other income	682	777	1,408	1,558

Net financing revenue and other	3,693	3,275	7,260	6,256

Expenses
Salaries and benefits	595	512	1,139	1,019
Amortization and valuation adjustments related to mortgage servicing rights	657	280	976	444
Other operating expenses	755	1,053	1,792	1,967
Insurance losses and loss adjustment expenses	535	472	992	911
Provision for credit losses	466	275	952	536

Total expenses	3,008	2,592	5,851	4,877

Income before income taxes	685	683	1,409	1,379
United States, foreign and other income taxes	254	234	539	499

Income before cumulative effect of accounting change	431	449	870	880
Cumulative effect of accounting change	—	—	—	34

Net Income	431	449	870	914
Retained earnings at beginning of the period	10,815	9,029	10,815	9,029

Retained Earnings at End of the Period	$11,246	$9,478	$11,685	$9,943

Total Comprehensive Income	$547	$447	$912	$690

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS ACCEPTANCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(unaudited)

		June 30,	December 31,
		2002	2001

		(in millions of dollars)
	Assets
	Cash and cash equivalents	$3,870	$10,101
	Investment securities	12,537	10,587
	Finance receivables, net	107,241	100,328
	Investment in operating leases, net	25,069	25,227
	Notes receivable from General Motors Corporation	3,509	4,165
Real estate mortgages	— held for sale	8,291	10,187
	— held for investment	7,917	3,384
	— lending receivables	3,460	4,520
	Factored receivables	1,302	1,419
	Due and deferred from receivable sales, net	2,380	2,260
	Mortgage servicing rights, net	4,406	4,840
	Goodwill	3,215	3,144
	Other	16,645	12,559

	Total Assets	$199,842	$192,721

	Liabilities and Stockholder’s Equity
	Liabilities
	Interest payable	$2,467	$2,381
	Insurance losses and loss reserves	1,991	1,797
	Unearned insurance premiums and revenue	3,104	2,578
	Deferred income taxes	3,921	3,883
	United States and foreign income and other taxes payable	1,242	805
	Other postretirement benefits	759	750
	Other	11,545	12,360
	Debt	157,767	152,033

	Total liabilities	182,796	176,587

	Commitments and contingencies
	Stockholder’s Equity
	Common stock, $.10 par value (10,000 shares authorized; 10 shares outstanding) and paid-in capital	5,641	5,641
	Retained earnings	11,685	10,815
	Accumulated other comprehensive loss:
	Net unrealized loss on derivatives	(178)	(171)
	Net unrealized gain on securities	183	226
	Foreign currency translation adjustments	(285)	(377)

	Accumulated other comprehensive loss	(280)	(322)

	Total stockholder’s equity	17,046	16,134

	Total Liabilities and Stockholder’s Equity	$199,842	$192,721

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS ACCEPTANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,

	2002	2001

	(in millions of dollars)
Cash Flows From Operating Activities
Net income	$870	$914
Cumulative effect of accounting change, net of tax	—	(34)
Depreciation and amortization	3,455	3,118
Provision for credit losses	952	536
Gains on sales of finance receivables	(82)	(135)
Losses (gains) on sales of available-for-sale investment securities	1	(54)
Acquisitions/purchases of mortgage loans held for sale	(57,125)	(46,001)
Proceeds from sales of mortgage loans held for sale	59,021	44,236
Acquisitions of mortgage-related securities held for trading	(13,693)	(850)
Liquidations of mortgage-related securities held for trading	13,708	624
Changes in:
Due to General Motors and affiliated companies	689	409
Taxes payable and deferred taxes	420	262
Interest payable	68	371
Other assets	(1,036)	(1,365)
Other liabilities	(265)	(914)
Other	485	242

Net cash provided by operating activities	7,468	1,359

Cash Flows From Investing Activities
Acquisitions of finance receivables	(122,714)	(107,883)
Liquidations of finance receivables	58,793	68,560
Notes receivable from General Motors	771	(110)
Acquisitions of operating leases	(9,205)	(6,447)
Liquidations of operating leases	6,651	5,527
Acquisitions of available-for-sale investment securities	(22,846)	(14,516)
Maturities of available-for-sale investment securities	16,690	10,947
Proceeds from sales of available-for-sale investment securities	4,296	2,856
Acquisitions of held-to-maturity investment securities	(2)	(190)
Maturities of held-to-maturity investment securities	38	62
Mortgage loans held for investment, net	(4,533)	467
Acquisitions of mortgage servicing rights	(634)	(813)
Proceeds from sales of mortgage servicing rights	1	18
Proceeds from sales of wholesale receivables	52,470	35,999
Proceeds from sales of retail receivables	4,564	5,157
Factored receivables, net	121	432
Due and deferred from receivable sales	(87)	(500)
Acquisitions of subsidiaries, net of cash acquired	(150)	(119)
Other	516	(187)

Net cash used in investing activities	(15,260)	(740)

Cash Flows From Financing Activities
Proceeds from issuance of long-term debt	12,306	28,904
Principal payments on long-term debt	(11,243)	(7,342)
Change in short-term debt, net	485	(22,223)

Net cash provided by (used in) financing activities	1,548	(661)

Effect of exchange rate changes on cash and cash equivalents	13	1

Net change in cash and cash equivalents	(6,231)	(41)
Cash and cash equivalents at the beginning of the period	10,101	1,148

Cash and cash equivalents at the end of the period	$3,870	$1,107

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS ACCEPTANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. BASIS OF PRESENTATION

General Motors Acceptance Corporation (the Company or GMAC) is a wholly-owned subsidiary of General Motors Corporation (GM). GMAC was incorporated in 1997 under the Delaware General Corporation Law. On January 1, 1998, the Company merged with its predecessor, which was originally incorporated in New York in 1919. In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the GMAC Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission (SEC) on March 11, 2002 and all other GMAC filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report. Certain amounts for 2001 were reclassified to conform with the 2002 classifications.

NOTE 2. FINANCE RECEIVABLES

The composition of finance receivables outstanding is summarized as follows (in millions of dollars):

	June 30,	December 31,
	2002	2001

United States
Retail	$62,172	$60,244
Wholesale	14,309	10,045
Commercial	3,989	4,291
Leasing and lease financing	582	628
Other	10,930	11,822

	91,982	87,030

Europe
Retail	6,338	5,482
Wholesale	3,446	3,432
Commercial	1,057	1,094
Leasing and lease financing	362	360
Other	532	516

	11,735	10,884

Canada
Retail	3,728	3,321
Wholesale	1,902	1,425
Commercial	322	357
Leasing and lease financing	564	589
Other	230	229

	6,746	5,921

Other Countries
Retail	3,099	2,799
Wholesale	1,112	1,087
Leasing and lease financing	291	285
Other	225	147

	4,727	4,318

Total finance receivables	115,190	108,153

Less: Unearned income	(5,621)	(5,765)
Allowance for credit losses	(2,328)	(2,060)

	(7,949)	(7,825)

Finance receivables, net	$107,241	$100,328

GENERAL MOTORS ACCEPTANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(unaudited)

NOTE 3. DEBT

The composition of debt is summarized as follows:

	Interest	June 30,	December 31,
	Rate (1)	2002	2001

		(in millions of dollars)
Short-Term Debt
Commercial paper		$13,631	$16,620
Demand notes		5,890	5,364
Master notes and other		10,243	6,206
Bank loans and overdrafts		7,241	8,062

		37,005	36,252
Less: Unamortized discount		(28)	(38)

		36,977	36,214

Long-Term Debt
Current portion of long-term debt		23,544	22,014
United States, maturing in:
2003	3.4%	9,926	18,889
2004	4.2%	15,887	14,252
2005	6.1%	7,805	5,344
2006	6.0%	15,453	14,794
2007 – 2050	7.1%	34,413	28,293

		83,484	81,572
Other countries, maturing in 2002 – 2009	5.3%	12,816	12,039

Total United States and other countries		119,844	115,625
Less: Unamortized discount		(687)	(694)

		119,157	114,931

Mark-to-market adjustment (2)		1,633	888

Total debt		$157,767	$152,033

(1)	Represents the weighted average interest rates, excluding the effects of interest rate swap agreements.

(2)	To adjust designated hedged fixed rate debt to fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

NOTE 4. MORTGAGE SERVICING RIGHTS

For a further description of mortgage servicing rights (MSRs) and the related hedge strategy, see Note 13 to the 2001 Annual Report on Form 10-K. The following table summarizes the MSR activity for the period (in millions of dollars):

		Period Ended June 30,

	Three Months		Six Months

	2002	2001	2002	2001

Balance at beginning of period*	$5,138	$3,821	$4,840	$3,693
Originations and purchases, net of sales	409	503	966	920
Amortization	(199)	(171)	(400)	(328)
Valuation adjustments for SFAS No. 133 hedged assets	(425)	272	(327)	173
Increase in valuation allowance	(517)	(83)	(673)	(116)

Balance at end of period	$4,406	$4,342	$4,406	$4,342

*     Adjusted 2001 for reclassification of the fair value of derivatives to other assets upon adoption of SFAS No. 133.

GENERAL MOTORS ACCEPTANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(unaudited)

The Company has implemented risk management strategies to protect the value of the MSRs against changes in market influences. This protection is accomplished via both natural economic hedges and actively managed derivatives. The natural hedge is derived from increased production experienced in a decreasing rate environment. Additionally, the Company carries a portfolio of investment securities designated as available-for-sale that increases in value as interest rates decline. As such, changes in value of the securities are reflected in other comprehensive income on the Consolidated Balance Sheets. Finally, pursuant to SFAS No. 133, the Company designates as hedges certain derivatives that increase in value as interest rates decline.

For the three-month period ended June 30, 2002, valuation adjustments reduced the value of the MSR asset by $942 million. Of this amount, $425 million related to the portion of the asset that was hedged with derivatives; from an earnings perspective, this decrease in value was generally offset by corresponding gains in the related derivatives designated as hedges. The remaining $517 million valuation adjustment relates to impairment resulting primarily from higher actual and expected mortgage prepayments. Similar factors contributed to the MSR activity for the six-month period ended June 30, 2002.

For the three-month period ended June 30, 2001, originations and purchases of MSRs more than offset the decline in value.

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

In managing the interest rate and foreign exchange exposures of a multinational finance entity, GMAC utilizes a variety of interest rate and currency derivative financial instruments. In accordance with SFAS No. 133, the Company records derivatives on the balance sheet as assets or liabilities, measured at fair value. Changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting treatment. In assessing hedge effectiveness for the three- and six- month periods ended June 30, 2002, gains of $53 million and $89 million, respectively, on certain derivative instruments were excluded from the hedge effectiveness calculation as they relate to the portion of the hedging instrument’s value that changes with the passage of time, compared with $2 million and $5 million for the respective periods in 2001. A more detailed description of GMAC’s use of and accounting for derivative instruments can be found in the Company’s 2001 Annual Report on Form 10-K.

The following table summarizes the amount of hedge ineffectiveness included in other operating expenses for the periods indicated (gains (losses) in millions of dollars):

		Period Ended June 30,

	Three Months		Six Months

	2002	2001	2002	2001*

Fair value hedges related to debt obligations	$24	$20	$31	$4
Fair value hedges related to mortgage servicing rights	$156	$(126)	$108	$(157)
Other fair value hedges	$10	$7	$32	$(6)

*	Excludes one-time transition adjustment recorded January 1, 2001.

GMAC recognized an immaterial amount of hedge ineffectiveness on cash flow hedges for the three- and six-month periods ended June 30, 2002 and 2001.

GENERAL MOTORS ACCEPTANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(unaudited)

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill for the six-month period ended June 30, 2002, were as follows (in millions of dollars):

			Foreign
	Balance at		Currency	Balance at
	December 31,	Goodwill	Translation	June 30,
	2001	Acquired	Effect	2002

North American Automotive & Commercial Finance operations	$1,524	$—	$12	$1,536
International Automotive Finance operations	472	—	3	475
Insurance operations	611	45	—	656
Mortgage operations	537	9	2	548

Total	$3,144	$54	$17	$3,215

The Company’s reported net income, exclusive of amortization expense recognized related to goodwill amortization required under previous accounting standards, on an after-tax basis was as follows (in millions of dollars):

		Period Ended June 30,

	Three Months		Six Months

	2002	2001	2002	2001

Reported net income	$431	$449	$870	$914
Add: Goodwill amortization	—	23	—	45

Adjusted net income	$431	$472	$870	$959

The components of the Company’s intangible assets were as follows (in millions of dollars):

	Six Months Ended June 30, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets *
Customer lists and contracts	$55	$14	$41
Trademarks and other	44	10	34
Covenants not to compete	18	11	7

Total	$117	$35	$82

*	Intangible assets are amortized on a straight-line basis over their expected useful lives; amortization expense is included in other operating expenses. Mortgage servicing rights are separately disclosed in Note 13 to the 2001 Annual Report on Form 10-K and included herein in Note 4.

Aggregate amortization expense on intangible assets was $3 million and $6 million for the three- and six- month periods ended June 30, 2002, respectively. Amortization expense is expected to be approximately $10 million in each of the next five fiscal years. There were no adjustments for changes in amortization periods for intangible assets.

NOTE 7. TRANSACTIONS WITH AFFILIATES

Other liabilities includes amounts due to GM and its affiliates of $528 million at June 30, 2002, and amounts due from GM and its affiliates of $219 million at December 31, 2001.

GENERAL MOTORS ACCEPTANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(unaudited)

NOTE 8. SEGMENT INFORMATION

GMAC’s reportable operating segments include GMAC North American Financing Operations (GMAC-NAO), GMAC International Automotive Financing Operations (GMAC-IO), the Insurance operations (GMACI) and the Mortgage Group (GMACMG). GMAC-NAO consists of automotive and commercial financing in the United States and Canada, as well as the commercial financing sector.

Financial results of GMAC’s operating segments are summarized below (in millions of dollars):

	GMAC-	GMAC-			Eliminations/
	NAO	IO	GMACI	GMACMG	Other	Total

Three-Month Period Ended:
June 30, 2002
Net financing revenue	$685	$231	—	—	$(75)	$841
Other revenue	$603	$144	$760	$1,274	$71	$2,852
Net income	$286	$61	$26	$58	—	$431
Segment assets	$159,706	$19,019	$8,030	$38,314	$(25,227)	$199,842
June 30, 2001
Net financing revenue	$417	$234	—	—	$(35)	$616
Other revenue	$797	$84	$648	$1,106	$24	$2,659
Net income	$302	$58	$41	$48	—	$449
Segment assets	$139,254	$16,030	$7,212	$26,502	$(20,148)	$168,850
Six-Month Period Ended:
June 30, 2002
Net financing revenue	$1,347	$444	—	—	$(134)	$1,657
Other revenue	$1,287	$295	$1,420	$2,479	$122	$5,603
Net income	$494	$108	$62	$206	—	$870
June 30, 2001
Net financing revenue	$713	$473	—	—	$(65)	$1,121
Other revenue	$1,591	$177	$1,296	$2,024	$47	$5,135
Net income	$580	$114	$75	$145	—	$914

GENERAL MOTORS ACCEPTANCE CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a financial services corporation that principally provides consumer vehicle and automotive dealer financing. GMAC also provides commercial financing to the apparel, textile, automotive supplier and numerous other industries. The principal markets for the Company’s automotive financing products and services are North America, Europe, Latin America and Asia-Pacific. The principal markets for the commercial financing products are North America and Europe. The Company conducts insurance operations primarily in North America, Latin America and Europe, through its subsidiary, GMAC Insurance Holdings, Inc. (GMACI). In addition, the Company’s mortgage banking subsidiary, GMAC Mortgage Group, Inc. (GMACMG), operates principally in North America and has operations in Latin America, Europe and Asia-Pacific.

CRITICAL ACCOUNTING POLICIES

The Company has identified critical accounting policies that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The most critical accounting policies are:

•	allowance for credit losses;
•	investments in operating leases;
•	securitization accounting;
•	accounting for derivatives and other contracts at fair value; and
•	insurance losses and loss reserves.

Details regarding the Company’s use of these policies and the related estimates are described fully in the Company’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. During the first six months of 2002, there have been no material changes to the Company’s critical accounting policies that impacted the Company’s financial condition or results of operations.

ACCOUNTING DEVELOPMENTS

SFAS No. 142, Goodwill and Other Intangible Assets, changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment only approach. Goodwill, including goodwill recorded in past business combinations, is no longer amortized, but is tested for impairment at least annually at the reporting unit level. The Company implemented SFAS No. 142 on January 1, 2002. The effect of adopting the accounting provisions of this new standard was not material to the Company’s financial statements.

GENERAL MOTORS ACCEPTANCE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

BUSINESS SEGMENT EARNINGS

Consolidated net income for the three-month period ended June 30, 2002 was $431 million, down 4% from the record second quarter earnings of $449 million reported in the same period a year ago. Net income for the first six months of 2002 was $870 million, down $10 million from the $880 million reported in the same period a year ago, exclusive of the transition adjustment of $34 million representing the cumulative effect of accounting change, due to the January 1, 2001 adoption of SFAS No. 133. All comparisons to the quarter a year ago exclude the favorable impact of this 2001 transition adjustment.

		Period Ended June 30,

	Three Months		Six Months

	2002	2001	2002	2001

		(in millions of dollars)
Automotive and other financing operations	$347	$360	$602	$651
Insurance operations	26	41	62	83
Mortgage operations	58	48	206	146

Income before cumulative effect of accounting change	431	449	870	880
Cumulative effect of accounting change	—	—	—	34

Consolidated net income	$431	$449	$870	$914

Net income from automotive and other financing operations totaled $347 million, down 4% from the $360 million earned in the three-month period ended June 30, 2001. The decline in earnings was attributable to higher credit losses and less favorable borrowing spreads, which offset the positive impact of higher retail asset levels in North America.

Insurance operations generated net income of $26 million in the three-month period ended June 30, 2002, as compared to $41 million for the three-month period ended June 30, 2001. The net change was primarily due to the absence of capital gains, reflecting weak equity markets. Despite this net decrease in earnings, Insurance operations experienced improved underwriting results in the three-month period ended June 30, 2002.

Mortgage operations earned $58 million in the three-month period ended June 30, 2002, up 21% from the $48 million earned for the same period of 2001. The increase in earnings was attributable to increased production in both the residential and commercial mortgage sectors, partially offset by a reduction in the value of mortgage servicing rights given changes in actual and expected levels of mortgage prepayments.

AUTOMOTIVE AND OTHER FINANCING OPERATIONS

United States New Passenger Car and Truck Deliveries

U.S. deliveries of new General Motors vehicles during the three- and six-month periods ended June 30, 2002, were lower than comparable 2001 levels, which is consistent with the decline in industry deliveries. The increase in financing penetration for the year was primarily due to continued GM-sponsored low rate financing programs.

		Period Ended June 30,

	Three Months		Six Months

	2002	2001	2002	2001

Industry (millions of units sold)	4.6	4.7	8.6	8.9
General Motors (millions of units sold)	1.3	1.3	2.4	2.5
New GM retail vehicle deliveries financed by GMAC	40.3%	40.8%	45.7%	41.5%

GENERAL MOTORS ACCEPTANCE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Financing Volume

The number of new vehicle deliveries financed for GM and other dealers is summarized below (in thousands of units):

		Period Ended June 30,

	Three Months		Six Months

	2002	2001	2002	2001

United States
Retail installment sales contracts	268	281	669	541
Operating leases/other *	141	133	223	256
Lease financing	3	6	8	14

	412	420	900	811

Other Countries
Retail installment sales contracts	147	115	284	226
Operating leases/other	79	80	138	138
Lease financing	12	14	22	25

	238	209	444	389

Worldwide
Retail installment sales contracts	415	396	953	767
Operating leases/other *	220	213	361	394
Lease financing	15	20	30	39

	650	629	1,344	1,200

*	Includes secured notes to a non-consolidated SPE that leases GM vehicles.

The number of new vehicles financed during the first six months of 2002 was higher than the comparable period of 2001, primarily due to increased GM-sponsored low rate financing programs. Additionally, the decrease in operating lease units for the year was attributable to a continued shift by GM from lease incentive programs to special rate retail finance programs.

In addition to retail and leasing products, GMAC provides inventory financing to GM dealers. In the United States, GMAC financed 988,000 and 1,855,000 new GM vehicle sales during the three- and six-month periods ended June 30, 2002, respectively, compared with 875,000 and 1,666,000 new GM vehicles during the respective periods in 2001. GMAC’s wholesale financing represented 74.8% of all new GM vehicle sales to U.S. dealers during the first six months of 2002, comparable to the 74.9% for the same period last year. GMAC also provides wholesale financing of new and used vehicle inventories for non-GM dealers.

Financing Revenue and Asset Quality

Financing revenue totaled $3,673 million and $7,325 million in the three- and six-month periods ended June 30, 2002, respectively, a decrease of $85 million and $335 million, respectively, from the comparable periods of 2001, mainly due to the following:

•	$274 million and $579 million increase in revenue derived from retail and lease financing in the three- and six-month periods ended June 30, 2002, respectively, due to increased asset levels as a result of continued GM-sponsored low rate financing programs; and

•	$232 million and $604 million decrease in revenue derived from wholesale, commercial and other loans in the three- and six-month periods ended June 30, 2002, respectively, due primarily to lower earning rates and a reduction in wholesale and commercial finance outstandings.

GENERAL MOTORS ACCEPTANCE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The following statistics, which include owned and sold automotive assets, summarize the Company’s delinquency, repossession and loss experience:

		Period Ended June 30,

	Three Months		Six Months

	2002	2001	2002	2001

Average retail accounts past due over 30 days	2.07%	2.27%	2.27%	2.40%
Average retail repossessions of new and used vehicles	1.63%	2.40%	1.82%	2.51%
Net retail losses as a percent of total average serviced receivables	0.77%	0.68%	0.80%	0.71%
Charge-offs on total serviced receivables, net of recoveries (in millions)	$330	$104	$672	$338
Allowance for credit losses as a percent of total net serviced receivables	1.75%	1.36%	1.72%	1.30%
Average U.S. operating lease accounts past due over 30 days	1.86%	1.63%	2.06%	1.74%
Average U.S. operating lease repossessions as a percent of units outstanding	1.54%	1.44%	1.75%	1.53%

Losses for the three- and six-month periods ended June 30, 2002 are higher than the same periods of last year due to the deterioration of economic conditions in North America.

The provision for credit losses, most of which relates to automotive finance receivables, totaled $466 million and $952 million for the three- and six-month periods ended June 30, 2002, respectively, compared to $275 million and $536 million, respectively, for the same periods of last year. Higher outstanding finance receivables, along with the deterioration of economic conditions, contributed to the increase in the provision for credit losses.

CONSOLIDATED INCOME AND EXPENSES

The Company’s worldwide cost of borrowing, including the effects of derivatives, for both the three- and six-month periods ended June 30, 2002 averaged 4.5%, compared to 5.9% and 6.2% for the comparable periods last year. The decrease in average borrowing costs for the year was mainly a result of a reduction in short-term market rates beginning in 2001, somewhat offset by wider borrowing spreads on new debt, increased use of medium-term funding and reduced reliance on commercial paper markets.

Consolidated interest and discount expense totaled $1,656 million and $3,322 million for the three- and six-month periods ended June 30, 2002, respectively, compared to $1,945 million and $4,066 million for the same periods in 2001. The decrease was a result of decreased borrowing costs due to lower market rates, which were partially offset by higher debt levels and wider borrowing spreads.

Consolidated salaries and benefits totaled $595 million and $1,139 million for the three- and six-month periods ended June 30, 2002, respectively, compared to $512 million and $1,019 million for the comparable periods last year. The increase primarily reflected continued growth at GMACMG.

Amortization and valuation adjustments related to mortgage servicing rights totaled $657 million and $976 million for the three- and six-month periods ended June 30, 2002, respectively, compared to $280 million and $444 million for the same periods in 2001. The increase reflects primarily larger impairment charges of $517 million and $673 million for the three- and six-month periods ended June 30, 2002, resulting from a continued decline in interest rates and the implementation of the latest release of the third-party prepayment model. The new version of the model, which was implemented as soon as practical following its release, anticipates higher future prepayments (in the current interest rate environment) than the prior version.

GENERAL MOTORS ACCEPTANCE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Other operating expenses totaled $755 million and $1,792 million for the three- and six-month periods ended June 30, 2002, respectively, compared to $1,053 million and $1,967 million for the comparable periods last year. The decrease was primarily due to favorable fair value adjustments on the Company’s derivative positions.

The effective income tax rate was 37.0% and 38.2% for the three- and six-month periods ended June 30, 2002, respectively, compared to 34.3% and 36.2% for the three- and six-month periods ended June 30, 2001. The lower effective tax rate in the prior year was a result of adjustments to deferred taxes related to reductions in Canadian federal and provincial income tax rates.

INSURANCE OPERATIONS

Net premiums and service revenue earned by GMACI and its subsidiaries totaled $675 million and $1,265 million for the three- and six-month periods ended June 30, 2002, respectively, compared to $501 million and $1,005 million for the same periods during 2001. The increase was attributable to business acquisitions, higher average revenue per contract in extended service contracts and higher rates and volume in personal auto products.

Pre-tax capital gains and investment income at GMACI totaled $61 million and $112 million for the three- and six-month periods ended June 30, 2002, respectively, compared to $89 million and $173 million for the three- and six-month periods ended June 30, 2001. The change was primarily due to a $35 million and $61 million decrease in capital gains for the three- and six-month periods ended June 30, 2002, respectively, stemming from a declining equity market environment, partially offset by investment income on assets attributable to business acquisitions and increased revenue.

Insurance losses and loss adjustment expenses totaled $535 million and $992 million for the three- and six-month periods ended June 30, 2002, respectively, compared to $472 million and $911 million for the same periods during 2001. The increases were primarily due to business acquisitions during the six-month period ended June 30, 2002.

MORTGAGE OPERATIONS

For the three- and six-month periods ended June 30, 2002, net income was $58 million and $206 million, respectively, compared to $48 million and $145 million for the same periods in 2001. The increase in earnings reflects higher servicing fees associated with loan originations and purchases and higher interest income associated with increased levels of interest earning assets. Further, lower interest expense and positive hedge performance contributed to higher earnings. These improvements were partially offset by a reduction in the value of mortgage servicing rights given the changes in actual and expected levels of mortgage prepayments.

Mortgage revenue totaled $2,930 million for the six-month period ended June 30, 2002, compared to $2,572 million for the same period in 2001, including gains on sales and securitizations of mortgage loans of $792 million and $702 million, respectively. The $358 million increase in revenue reflects increased interest income from higher mortgage loan inventory balances and improved management fee and other income partially offset by increased valuation losses on mortgage related securities.

During the three- and six-month periods ended June 30, 2002, GMACMG loan originations and purchases, and mortgage servicing acquisitions totaled $44 billion and $87 billion, respectively, compared to $39 billion and $68 billion for the same period in 2001. As a result of the low interest rate environment and the resulting higher level of refinance activity in the market in the period ended June 30, 2002, GMACMG originated 12% more loans and purchased 64% more loans than in the same period of 2001.

GENERAL MOTORS ACCEPTANCE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The combined GMACMG servicing portfolio, excluding GMAC term loans to dealers, totaled $440 billion at June 30, 2002, compared to a servicing portfolio of $405 billion at December 31, 2001. The increase over year-end was primarily due to increased loan production in the declining interest rate environment in the first half of the first quarter and the majority of the second quarter.

The Company estimates the fair value of its mortgage servicing rights based on assumptions that market participants would use. Typically, those assumptions are derived from similar transactions that occur in the marketplace. Continued industry consolidation and other factors have led to a substantial reduction in relevant market transactions for certain residential mortgage products, particularly since April 2001. In assessing the fair value of its mortgage servicing rights, the Company relies, in part, on its own mortgage servicing rights cash flow history for certain assumptions and continues to use market driven earning rates, discounting factors and prepayment models.

Interest rates, including those on originated loans for 15- and 30-year residential mortgages, declined for most of the three-month period ended June 30, 2002. This market activity increased actual and potential mortgage refinancing activity, resulting in a reduction in the expected future cash flows that support the carrying value of the mortgage servicing rights. As a result, for the three- and six-month periods ended June 30, 2002, the Company recognized impairment charges of $517 million and $673 million, respectively, compared to $83 million and $116 million, respectively, for the same periods of 2001. These higher impairment charges are primarily the result of implementing the latest release of the third-party prepayment model, as well as the result of a continued decline in interest rates as noted above. The new version of the model, which was implemented as soon as practical following its release, anticipates higher future prepayments (in the current interest rate environment) than the prior version. The Company has adjusted its hedge strategy to consider the sensitivities generated by the new version of the prepayment model. However, if interest rates continue at these low levels, and other factors favorable to mortgage refinancing continue, such as home price appreciation, the value of the mortgage servicing rights may deteriorate further, particularly if the hedges are ineffective.

CONSOLIDATED ASSETS

At June 30, 2002, the Company owned assets and serviced automotive receivables totaled $228 billion, $8 billion above December 31, 2001. The increase was primarily the result of an increase in serviced retail receivables, serviced wholesale receivables, mortgage loans held for investment, other assets and investments in securities. These increases were partially offset by a decrease in cash and cash equivalents, real estate mortgages held for sale, commercial and other loan receivables, mortgage lending receivables, notes receivable from GM and mortgage servicing rights. These changes are further discussed below.

Finance receivables serviced by the Company, including sold receivables, totaled $139 billion at June 30, 2002, $8 billion above December 31, 2001 levels. The increase was primarily a result of a $5 billion increase in serviced retail receivables and a $5 billion increase in serviced wholesale receivables, partially offset by a $1 billion decline in commercial and other loan receivables. GM-sponsored low rate financing programs contributed to the increase in serviced retail receivables. The increase in serviced wholesale loan receivables was due to increased dealer inventories at June 30, 2002, compared to December 31, 2001.

Cash and cash equivalents totaled $3,870 million and $10,101 million at June 30, 2002 and December 31, 2001, respectively. The decrease was primarily attributable to decreased term funding activity during 2002.

GENERAL MOTORS ACCEPTANCE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Other assets totaled $16,645 million and $12,559 million at June 30, 2002 and December 31, 2001, respectively. The increases were primarily attributable to:

•	$1,056 million increase in other related mortgage assets, which resulted from increases in subordinate loan participations, hedges for MSR and other mortgage assets, restricted cash and short-term investments. These increases were partially offset by a decrease in other mortgage-related receivables;

•	$1,469 million increase due to favorable mark-to-market adjustments on the Company’s non-mortgage derivative positions; and

•	$747 million increase in off-lease vehicles returned and awaiting disposal, primarily due to GM-sponsored 2002 Pull Ahead Lease programs that provided incentives to customers to terminate (and replace) their leases early.

Investment securities totaled $12,537 million and $10,587 million at June 30, 2002 and December 31, 2001, respectively. The increase was attributable to:

•	$276 million related to investment portfolios of GMACI due to acquisitions; and

•	$1,718 million in net purchases of available-for-sale securities, which are a part of the overall risk management strategy for mortgage servicing rights.

Mortgage loans held for sale totaled $8,291 million at June 30, 2002, $1,896 million below the balance at December 31, 2001. The decrease was attributed to loan sales and securitizations exceeding loan production in the first two quarters of 2002.

Mortgage loans held for investment totaled $7,917 million at June 30, 2002, $4,533 million above the balance at December 31, 2001. The increase was primarily attributed to approximately $4.2 billion of mortgage loans held for investment, which were originated and securitized during 2002 but remain on the balance sheet as a collateralized borrowing arrangement.

Mortgage lending receivables totaled $3,460 million at June 30, 2002, $1,060 million below the balance at December 31, 2001. The decrease was attributed to customer repayments and increased sales of warehouse loans, in excess of new lending.

Mortgage servicing rights totaled $4,406 million and $4,840 million at June 30, 2002 and December 31, 2001, respectively. The decrease was attributable to amortization and impairment charges that exceeded purchases and originations of mortgage servicing rights in the six-month period ended June 30, 2002.

Notes receivable from GM totaled $3,509 million at June 30, 2002, compared to $4,165 million at December 31, 2001. The decrease was attributable to a $239 million net reduction in a revolving line of credit GM has available with GMAC and a net reduction of $521 million in other outstanding loans to GM.

LIQUIDITY

As of June 30, 2002, GMAC’s total borrowings were $158 billion, compared with $152 billion at December 31, 2001. GMAC’s ratio of consolidated debt to total stockholder’s equity at June 30, 2002, was 9.3:1, compared with 9.4:1 at December 31, 2001.

The Company and its subsidiaries maintain substantial bank lines of credit, which totaled $49.7 billion at June 30, 2002, compared to $48.8 billion at December 31, 2001. The unused portion of these credit lines increased by $0.7 billion from December 31, 2001, to $39.6 billion at June 30, 2002. Included in the unused credit lines at June 30, 2002, is a $14.7 billion syndicated multi-currency global credit facility available for use in the U.S. by GMAC and in Europe by GMAC International Finance B.V. and GMAC (UK) plc. The entire $14.7 billion is available to GMAC in the U.S., $1 billion is available to GMAC (UK) plc and $0.9 billion is available to GMAC International Finance B.V. The syndicated credit facility serves

GENERAL MOTORS ACCEPTANCE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

primarily as back-up for the Company’s unsecured commercial paper programs. Also included in the unused credit lines is a $12.3 billion U.S. asset-backed commercial paper liquidity and receivables facility for New Center Asset Trust (NCAT), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

The syndicated multi-currency global facility includes terms of five years on one-half of the facility (due to expire in June 2006) and a 364-day term with a one-year term-out option on the other half of the facility. In June 2002, the $7.4 billion, 364-day facility was extended for another 364 days and will expire in June 2003. It continues to include a one year term-out option. The Company, at its discretion, has the option to transfer up to $5.8 billion of the banks’ 364-day facility commitments to the liquidity and receivables facility for NCAT. Additionally, there is a leverage covenant restricting the ratio of consolidated debt to total stockholder’s equity to no greater than 11.0:1 under certain conditions. This covenant is only applicable on the last day of any fiscal quarter (other than the fiscal quarter during which a change in rating occurs) during such times as the Company has senior unsecured long-term debt outstanding, without third-party enhancement, which is rated BBB+ or less by Standard & Poor’s Ratings Services (S&P), a division of McGraw-Hill Companies, Inc., or Baa1 or less by Moody’s Investors Service, Inc. (Moody’s). As a result of the Company’s rating downgrade by S&P in October 2001, those conditions are currently in effect and the Company is in compliance with the covenant.

In April 2002, GMACMG entered into a $950 million secured master note program with a third-party financial institution. Under the terms of the agreement, the borrowing is currently unsecured and the third-party financial institution may demand prepayment of the note at any time upon seven days written notice. However, upon the request of the financial institution or any assignee, GMACMG is required to pledge as collateral mortgage servicing rights valued at 200% of the then current outstanding balance. The Company has guaranteed this note to the third-party financial institution and any assignee.

Under repurchase agreements, GMACMG has pledged $1.7 billion of U.S. Treasury securities as collateral for approximately the same amount of short-term debt.

Off-Balance Sheet Activities

The Company securitizes and transfers financial assets as an alternative funding source to borrowing. The Company’s securitization programs focus on mortgage loans and automotive finance receivables. A variety of SPEs, including qualified special purpose entities, and other structured facilities are used in order to achieve more efficient execution and provide additional funding sources. Securitization of assets allows the Company to diversify funding in an attempt to lower its overall cost of funds. Termination of the securitization activities of the entities would reduce the number of funding sources currently available to the Company. Any such reduction of funding sources would create a risk of increasing the Company’s cost of funds and reducing its profit margins.

The Company’s 2001 Annual Report on Form 10-K filed with the SEC provides a detailed description of GMAC’s off-balance sheet activities. There have been no material changes in the nature or type of off-balance sheet activities during 2002. The following summarizes assets in GMAC’s off-balance sheet facilities (in millions of dollars):

	June 30,	December 31,
	2002	2001

Assets sold or securitized:
Mortgage loans	$110,228	$104,678
Wholesale finance receivables	16,179	16,227
Retail finance receivables	13,291	11,978

	$139,698	$132,883

GENERAL MOTORS ACCEPTANCE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Debt Ratings

GMAC’s ability to access the capital markets for unsecured debt is linked to both its term debt and commercial paper ratings. This is particularly true with respect to the Company’s commercial paper ratings. These ratings are intended to provide guidance to investors in determining the credit risk associated with particular securities based on current information obtained by the rating organizations from the Company or other sources that such organizations consider to be reliable. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating. Substantially all of the Company’s short-term, medium-term and long-term debt has been rated by three nationally recognized statistical rating organizations. As of August 14, 2002, all of the ratings assigned were within the investment grade category. To the best of our knowledge, GMAC is not under review by any of the above rating agencies.

	Senior	Commercial
Rating Agency	Debt	Paper

Fitch, Inc.	A-	F-2
Moody’s Investors Service, Inc.	A2	Prime-1
Standard & Poor’s Ratings Services	BBB+	A-2

Fitch, Inc. (Fitch) has assigned ratings of A- and F-2 to the Company’s senior debt and commercial paper, respectively. Fitch assigns the A- rating to bonds considered to be very good credit quality with the obligor’s ability to pay interest and repay principal considered to be very good. The F-2 rating is assigned to short-term issues that possess a good credit quality based primarily on the existence of liquidity necessary to meet the obligations in a timely manner. In October 2001, Fitch downgraded the senior debt rating from A to A- and downgraded the commercial paper rating to F-2. The negative rating watch was removed and the rating outlook was revised to negative.

Moody’s has assigned a rating of A2 to the Company’s senior debt, indicating favorable investment attributes and strong ability to repay principal plus interest. The Company’s commercial paper has received a rating of Prime-1 from Moody’s, reflecting superior ability for repayment of senior short-term debt obligations and assured ability to access alternative sources of liquidity. Additional repayment characteristics of commercial paper issues receiving this premium rating include a leading market position in a well-established industry, high rates of return on funds employed and broad margins in earnings coverage of fixed financial charges. In October 2001, Moody’s, while affirming its ratings on GMAC, revised its outlook on the rating from stable to negative.

S&P has assigned a rating of BBB+ to the Company’s senior debt. The BBB+ rating is assigned to bonds considered to have adequate capacity to pay interest and repay principal. The Company’s commercial paper has received a rating of A-2, indicating an adequate capacity for timely payment. In October 2001, S&P downgraded the senior debt and commercial paper ratings from A and A-1, respectively. All ratings were removed from credit watch and the rating outlook is now classified as stable. In July 2002, S&P affirmed its ratings and outlook on GMAC.

FORWARD-LOOKING STATEMENTS

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various forward-looking statements within the meaning of applicable federal securities laws and is based upon GMAC’s current expectations and assumptions concerning future events, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated.

GENERAL MOTORS ACCEPTANCE CORPORATION

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company did not become a party to any material pending legal proceedings during the three-month period ended June 30, 2002, or during the period from June 30, 2002 to the filing date of this report.

ITEM 5. OTHER INFORMATION

RATIO OF EARNINGS TO FIXED CHARGES

Six Months Ended June 30,

2002	2001

1.42	1.35

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits – The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report and such Index is incorporated herein by reference.

(b)	Reports on Form 8-K – The Company filed the following Current Reports on Form 8-K during the six-month period ended June 30, 2002:

•	On January 16, 2002, under Item 5, Other Events, summarizing the Company’s financial results for the quarter ended December 31, 2001.

•	On April 16, 2002, under Item 5, Other Events, summarizing the Company’s financial results for the quarter ended March 31, 2002.

No other reports on Form 8-K were filed during the six-month period ended June 30, 2002; however,

•	On July 16, 2002, under Item 5, Other Events, the Company filed a Current Report on Form 8-K summarizing financial results for the quarter ended June 30, 2002.

GENERAL MOTORS ACCEPTANCE CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MOTORS ACCEPTANCE CORPORATION (Registrant)

Dated:	August 14, 2002	/s/ William F. Muir

William F. Muir
Executive Vice President and Chief Financial Officer

Dated:	August 14, 2002	/s/ Linda K. Zukauckas

Linda K. Zukauckas
Controller and Principal Accounting Officer

GENERAL MOTORS ACCEPTANCE CORPORATION

INDEX OF EXHIBITS

Number	Description	Method of Filing

Exhibit 3.1	Certificate of Incorporation of GMAC Financial Services Corporation dated February 20, 1997	Filed herewith.

Exhibit 3.2	Certificate of Merger of GMAC and GMAC Financial Services Corporation dated December 17, 1997	Filed herewith.

Exhibit 3.3	By-Laws of General Motors Acceptance Corporation as amended through January 1, 1998	Filed herewith.

Exhibit 4.1	Form of Indenture dated as of July 1, 1982 between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115; incorporated herein by reference.

Exhibit 4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653; incorporated herein by reference.

Exhibit 4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236; incorporated herein by reference.

Exhibit 4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183; incorporated herein by reference.

Exhibit 4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705; incorporated herein by reference.

Exhibit 4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463; incorporated herein by reference.

Exhibit 4.2	Form of Indenture dated as of September 24, 1996 between the Company and The Chase Manhattan Bank, Trustee, relating to SmartNotes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023 dated; incorporated herein by reference.

Exhibit 4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207; incorporated herein by reference.

GENERAL MOTORS ACCEPTANCE CORPORATION

INDEX OF EXHIBITS — continued

Number	Description	Method of Filing

Exhibit 4.3	Form of Indenture dated as of October 15, 1985 between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 2-99057; incorporated herein by reference.

Exhibit 4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-4661; incorporated herein by reference.

Exhibit 4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company’s Registration Statement No. 33-6717; incorporated herein by reference.

Exhibit 4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company’s Registration Statement No. 33-12059; incorporated herein by reference.

Exhibit 4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company’s Registration Statement No. 33-26057; incorporated herein by reference.

Exhibit 4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company’s Registration Statement No. 33-31596; incorporated herein by reference.

Exhibit 4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

Exhibit 4.3.7	Form of Seventh Supplemental Indenture dated as of June 15, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

Exhibit 99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit 99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.