Form 10-Q
period 2002-09-30
GENERAL MOTORS ACCEPTANCE CORP
filed 2002-11-14
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 1-3754

GENERAL MOTORS ACCEPTANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-0572512 (I.R.S. Employer Identification No.)

200 Renaissance Center
P.O. Box 200 Detroit, Michigan
48265-2000
(Address of principal executive offices)
(Zip Code)

(313) 556-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

As of September 30, 2002, there were outstanding 10 shares of the issuer’s $.10 par value common stock.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Part I — Financial Information
Item 1. Financial Statements (unaudited)
Consolidated Statements of Income, Net Income Retained for Use in the Business and Comprehensive Income for the Three- and Nine-Month Periods Ended September 30, 2002 and 2001
Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001
Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2002 and 2001
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
Part II — Other Information
Item 1. Legal Proceedings
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signatures
Certifications of Disclosure
Index of Exhibits
Certification of Principal Executive Officer
Certification of Principal Financial Officer

GENERAL MOTORS ACCEPTANCE CORPORATION

INDEX

		Page

Part I — Financial Information
Item 1.	Financial Statements (unaudited)

	Consolidated Statements of Income, Net Income Retained for Use in the Business and Comprehensive Income for the Three- and Nine-Month Periods Ended September 30, 2002 and 2001	3

	Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	4

	Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	22

Part II — Other Information
Item 1.	Legal Proceedings	23

Item 5.	Other Information	23

Item 6.	Exhibits and Reports on Form 8-K	23

Signatures		24

Certifications of Disclosure		25

Index of Exhibits		27

GENERAL MOTORS ACCEPTANCE CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME,
NET INCOME RETAINED FOR USE IN THE BUSINESS AND
COMPREHENSIVE INCOME
(unaudited)

	Period Ended September 30,

	Three Months		Nine Months

	2002	2001	2002	2001

	(in millions of dollars)
Revenue
Retail and lease financing	$1,590	$1,335	$4,675	$3,840
Operating leases	1,744	1,778	5,211	5,556
Wholesale, commercial and other loans	372	545	1,145	1,922

Total financing revenue	3,706	3,658	11,031	11,318
Interest and discount	1,724	1,720	5,046	5,785
Depreciation on operating leases	1,228	1,211	3,574	3,685

Net financing revenue	754	727	2,411	1,848
Insurance premiums and service revenue earned	697	492	1,962	1,497
Mortgage revenue	1,691	1,305	4,621	3,877
Other income	705	660	2,113	2,218

Net revenue	3,847	3,184	11,107	9,440

Expenses
Salaries and benefits	592	522	1,731	1,541
Amortization and valuation adjustments related to mortgage servicing rights	601	273	1,577	717
Other operating expenses	975	1,012	2,767	2,979
Insurance losses and loss adjustment expenses	513	394	1,505	1,305
Provision for credit losses	400	280	1,352	816

Total expenses	3,081	2,481	8,932	7,358

Income before income taxes	766	703	2,175	2,082
United States, foreign and other income taxes	290	266	829	765

Income before cumulative effect of accounting change	476	437	1,346	1,317
Cumulative effect of accounting change	—	—	—	34

Net Income	476	437	1,346	1,351
Retained earnings at beginning of the period	11,685	9,943	10,815	9,029

Retained Earnings at End of the Period	$12,161	$10,380	$12,161	$10,380

Total Comprehensive Income	$446	$290	$1,358	$980

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS ACCEPTANCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(unaudited)

		September 30,	December 31,
		2002	2001

		(in millions of dollars)
	Assets
	Cash and cash equivalents	$7,303	$10,101
	Investment securities	12,690	10,587
	Finance receivables, net	108,242	100,328
	Investment in operating leases, net	24,433	25,227
	Notes receivable from General Motors Corporation	2,787	4,165
Real estate mortgages	— held for sale	10,109	10,187
	— held for investment	12,196	3,384
	— lending receivables	4,284	4,520
	Factored receivables	1,535	1,419
	Due and deferred from receivable sales, net	2,457	2,260
	Mortgage servicing rights, net	2,851	4,840
	Goodwill	3,233	3,144
	Other	18,868	12,559

	Total Assets	$210,988	$192,721

	Liabilities and Stockholder’s Equity
	Liabilities
	Interest payable	$2,494	$2,381
	Insurance loss and loss adjustment expense reserves	2,001	1,797
	Unearned insurance premiums and revenue	3,306	2,578
	Deferred income taxes	3,752	3,883
	United States and foreign income and other taxes payable	1,594	805
	Other postretirement benefits	762	750
	Other	12,015	12,360
	Debt	167,572	152,033

	Total liabilities	193,496	176,587

	Commitments and contingencies

	Stockholder’s Equity
	Common stock, $.10 par value (10,000 shares authorized; 10 shares outstanding) and paid-in capital	5,641	5,641
	Retained earnings	12,161	10,815
	Accumulated other comprehensive loss:
	Net unrealized loss on derivative financial instruments	(196)	(171)
	Net unrealized gain on securities	189	226
	Foreign currency translation adjustments	(303)	(377)

	Accumulated other comprehensive loss	(310)	(322)

	Total stockholder’s equity	17,492	16,134

	Total Liabilities and Stockholder’s Equity	$210,988	$192,721

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS ACCEPTANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,

	2002	2001

	(in millions of dollars)
Cash Flows From Operating Activities
Net income	$1,346	$1,351
Cumulative effect of accounting change, net of tax	—	(34)
Depreciation and amortization	3,783	4,003
Amortization and valuation adjustment of mortgage servicing rights	3,075	1,055
Provision for credit losses	1,352	816
Gains on sales of finance receivables	(158)	(135)
Net recognized gains on securities available-for-sale	(206)	(83)
Acquisitions/purchases of mortgage loans held for sale	(92,117)	(77,870)
Proceeds from sales of mortgage loans held for sale	92,194	73,562
Acquisitions of mortgage-related securities held for trading	(19,650)	(1,288)
Liquidations of mortgage-related securities held for trading	19,675	1,008
Changes in:
Due to General Motors and affiliated companies	615	194
Taxes payable and deferred taxes	647	404
Interest payable	100	332
Other assets	(2,516)	(1,299)
Other liabilities	425	(594)
Other	731	219

Net cash provided by operating activities	9,296	1,641

Cash Flows From Investing Activities
Acquisitions of finance receivables	(181,246)	(166,597)
Liquidations of finance receivables	87,051	103,919
Notes receivable from General Motors	1,409	425
Acquisitions of operating leases	(13,200)	(10,586)
Liquidations of operating leases	10,389	9,723
Acquisitions of available-for-sale investment securities	(32,692)	(23,349)
Maturities of available-for-sale investment securities	20,087	18,947
Proceeds from sales of available-for-sale investment securities	10,767	4,618
Acquisitions of held-to-maturity investment securities	(31)	(262)
Maturities of held-to-maturity investment securities	72	136
Mortgage loans held for investment, net	(8,812)	501
Acquisitions of mortgage servicing rights	(1,292)	(1,612)
Proceeds from sales of wholesale receivables	77,342	58,642
Proceeds from sales of retail receivables	8,342	5,156
Factored receivables, net	(110)	485
Due and deferred from receivable sales	(148)	(409)
Acquisitions of subsidiaries, net of cash acquired	(150)	(446)
Other	(546)	(735)

Net cash used in investing activities	(22,768)	(1,444)

Cash Flows From Financing Activities
Proceeds from issuance of long-term debt	19,582	42,791
Principal payments on long-term debt	(17,827)	(13,816)
Short-term debt, net	8,918	(19,832)

Net cash provided by financing activities	10,673	9,143

Effect of exchange rate changes on cash and cash equivalents	1	(5)

Net change in cash and cash equivalents	(2,798)	9,335
Cash and cash equivalents at the beginning of the period	10,101	1,148

Cash and cash equivalents at the end of the period	$7,303	$10,483

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

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of. The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted the accounting provisions of this standard on January 1, 2002. The effect of adopting this new standard, which primarily relates to the Company’s operating lease assets, was not material to the Company’s financial statements. Consistent with the provisions of this new standard, financial statements for prior years have not been restated.

GENERAL MOTORS ACCEPTANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(unaudited)

NOTE 2. FINANCE RECEIVABLES

The composition of finance receivables outstanding is summarized as follows (in millions of dollars):

		September 30,	December 31,
		2002	2001

	United States
	Retail	$66,503	$60,244
	Wholesale	13,053	10,045
	Commercial	4,037	4,291
	Leasing and lease financing	548	628
	Other *	10,103	11,822

		94,244	87,030

	Europe
	Retail	6,672	5,482
	Wholesale	3,394	3,432
	Commercial	1,013	1,094
	Leasing and lease financing	339	360
	Other	538	516

		11,956	10,884

	Canada
	Retail	3,512	3,321
	Wholesale	1,349	1,425
	Commercial	353	357
	Leasing and lease financing	512	589
	Other	221	229

		5,947	5,921

	Other Countries
	Retail	3,200	2,799
	Wholesale	1,049	1,087
	Leasing and lease financing	291	285
	Other	222	147

		4,762	4,318

	Total finance receivables	116,909	108,153

Less:	Unearned income	(6,149)	(5,765)
	Allowance for credit losses	(2,518)	(2,060)

		(8,667)	(7,825)

	Finance receivables, net	$108,242	$100,328

*	Includes secured notes totaling $5,374 million at September 30, 2002, compared to $7,125 million at December 31, 2001, to a non-consolidated affiliated special purpose entity that leases vehicles.

GENERAL MOTORS ACCEPTANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(unaudited)

NOTE 3. DEBT

The composition of debt is summarized as follows:

	Interest	September 30,	December 31,
	Rate (1)	2002	2001

		(in millions of dollars)
Short-Term Debt
Commercial paper		$14,177	$16,620
Demand notes		6,182	5,364
Master notes and other		17,210	6,206
Bank loans and overdrafts		7,834	8,062

		45,403	36,252
Less: Unamortized discount		(35)	(38)

		45,368	36,214

Long-Term Debt
Current portion of long-term debt		23,806	22,014
United States, maturing in:
2003	4.3%	4,722	18,889
2004	4.2%	16,598	14,252
2005	6.1%	8,152	5,344
2006	6.0%	15,388	14,794
2007 — 2050	7.1%	38,821	28,293

		83,681	81,572
Other countries, maturing in 2002 — 2009	5.3%	12,634	12,039

Total United States and other countries		120,121	115,625
Less: Unamortized discount		(687)	(694)

		119,434	114,931

Mark-to-market adjustment (2)		2,770	888

Total debt		$167,572	$152,033

(1)	Represents the weighted average interest rates, excluding the effects of interest rate swap agreements.
(2)	Adjusts designated hedged fixed rate debt to fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

NOTE 4. MORTGAGE SERVICING RIGHTS

For a further description of mortgage servicing rights (MSRs) and the related hedge strategy, see Note 13 to the 2001 Annual Report on Form 10-K. The following table summarizes the MSR activity for the period (in millions of dollars):

	Period Ended September 30,

	Three Months		Nine Months

	2002	2001	2002	2001

Balance at beginning of period *	$4,406	$4,342	$4,840	$3,693
Originations and purchases, net of sales	331	685	1,297	1,605
Amortization	(233)	(226)	(633)	(554)
Valuation adjustments for SFAS No. 133 hedged assets	(1,171)	(510)	(1,498)	(337)
Increase in valuation allowance	(482)	(148)	(1,155)	(264)

Balance at end of period	$2,851	$4,143	$2,851	$4,143

*	Adjusted 2001 for reclassification of the fair value of derivative financial instruments to other assets upon adoption of SFAS No. 133.

GENERAL MOTORS ACCEPTANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(unaudited)

The Company has implemented risk management strategies to protect the value of the MSRs against changes in market influences, including use of actively managed derivatives and a portfolio of investment securities designated as available-for-sale that increase in value as interest rates decline. As such, unrealized changes in the value of the securities are reflected in other comprehensive income on the Consolidated Balance Sheets.

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

In managing the interest rate and foreign exchange exposures of a multinational finance entity, GMAC utilizes a variety of interest rate and currency derivative financial instruments. In accordance with SFAS No. 133, the Company records derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Changes in fair value are accounted for depending on the use of the derivative financial instrument and whether it qualifies for hedge accounting treatment. In assessing hedge effectiveness for the three- and nine-month periods ended September 30, 2002, gains of $76 million and $165 million, respectively, on certain derivative financial instruments were excluded from the hedge effectiveness calculation as it relates to the portion of the instrument’s value that changes with the passage of time, compared with $15 million and $21 million for the respective periods in 2001. A more detailed description of GMAC’s use of and accounting for derivative financial instruments can be found in the Company’s 2001 Annual Report on Form 10-K.

The following table summarizes the amount of hedge ineffectiveness included in other operating expenses for the periods indicated (gains (losses) in millions of dollars):

	Period Ended September 30,

	Three Months		Nine Months

	2002	2001	2002	2001**

Fair value hedges related to debt obligations	$28	$15	$59	$19
Fair value hedges related to mortgage servicing rights *	$190	$(20)	$298	$(175)
Other fair value hedges	$7	$(15)	$39	$(23)

*	Excludes amounts excluded from the hedge effectiveness calculation as described above.
**	Excludes one-time transition adjustment recorded January 1, 2001.

GMAC recognized an immaterial amount of hedge ineffectiveness on cash flow hedges for the three- and nine-month periods ended September 30, 2002 and 2001.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill for the nine-month period ended September 30, 2002, were as follows (in millions of dollars):

	Balance at	Goodwill	Foreign Currency	Balance at
	December 31, 2001	Acquired	Translation Effect	September 30, 2002

North American Automotive & Commercial Finance operations	$1,524	$—	$17	$1,541
International Automotive Finance Operations	472	—	5	477
Insurance operations	611	47	—	658
Mortgage operations	537	18	2	557

Total	$3,144	$65	$24	$3,233

GENERAL MOTORS ACCEPTANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(unaudited)

The Company’s reported net income, exclusive of amortization expense recognized related to goodwill amortization required under previous accounting standards, on an after-tax basis was as follows (in millions of dollars):

	Period Ended September 30,

	Three Months		Nine Months

	2002	2001	2002	2001

Reported net income	$476	$437	$1,346	$1,351
Add: Goodwill amortization	—	27	—	72

Adjusted net income	$476	$464	$1,346	$1,423

The components of the Company’s intangible assets were as follows (in millions of dollars):

	September 30, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets *
Customer lists and contracts	$56	$15	$41
Trademarks and other	40	11	29
Covenants not to compete	18	18	—

Total	$114	$44	$70

*	Intangible assets are amortized on a straight-line basis over their expected useful lives; amortization expense is included in other operating expenses. Mortgage servicing rights are separately disclosed in Note 13 to the 2001 Annual Report on Form 10-K and herein in Note 4.

Aggregate amortization expense on intangible assets was $9 million and $15 million for the three- and nine-month periods ended September 30, 2002, respectively. Amortization expense is expected to approximate $10 million in each of the next five fiscal years. During the three-and nine-month periods ended September 30, 2002, there were no adjustments for changes in amortization periods for intangible assets.

NOTE 7. TRANSACTIONS WITH AFFILIATES

Other liabilities includes amounts due to GM and its affiliates of $454 million at September 30, 2002, and amounts due from GM and its affiliates of $219 million at December 31, 2001.

GENERAL MOTORS ACCEPTANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(unaudited)

NOTE 8. SEGMENT INFORMATION

GMAC’s reportable operating segments include GMAC North American Financing Operations (GMAC-NAO), GMAC International Automotive Financing Operations (GMAC-IO), the Insurance operations (GMACI) and the Mortgage Group (GMACMG). GMAC-NAO consists of automotive financing in the United States and Canada as well as the global operations of the commercial financing sector.

Financial results of GMAC’s operating segments are summarized below (in millions of dollars):

	GMAC-	GMAC-			Eliminations/
	NAO	IO	GMACI	GMACMG	Other	Total

Three-Month Period Ended:
September 30, 2002
Net financing revenue	$645	$242	—	—	$(133)	$754
Other revenue	$647	$164	$736	$1,417	$129	$3,093
Net income	$246	$57	$20	$153	—	$476
Segment assets	$162,392	$19,424	$8,113	$44,476	$(23,417)	$210,988
September 30, 2001
Net financing revenue	$463	$236	—	—	$28	$727
Other revenue	$639	$96	$644	$1,117	$(39)	$2,457
Net income	$272	$38	$49	$78	—	$437
Segment assets	$149,743	$17,260	$7,200	$29,543	$(23,362)	$180,384
Nine-Month Period Ended:
September 30, 2002
Net financing revenue	$1,992	$686	—	—	$(267)	$2,411
Other revenue	$1,934	$459	$2,156	$3,896	$251	$8,696
Net income	$738	$166	$83	$359	—	$1,346
September 30, 2001
Net financing revenue	$1,176	$709	—	—	$(37)	$1,848
Other revenue	$2,230	$273	$1,940	$3,141	$8	$7,592
Net income	$852	$152	$124	$223	—	$1,351

GENERAL MOTORS ACCEPTANCE CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a financial services corporation that principally provides consumer vehicle and automotive dealer financing. GMAC also provides commercial financing to other non-automotive industries. The principal markets for the Company’s automotive financing products and services are North America, Europe, Latin America and Asia-Pacific. The principal markets for the commercial financing products are North America and Europe. The Company conducts insurance operations primarily in North America, Latin America and Europe, through its subsidiary, GMAC Insurance Holdings, Inc. (GMACI). In addition, the Company’s mortgage subsidiary, GMAC Mortgage Group, Inc. (GMACMG), operates principally in North America and has operations in Latin America, Europe and Asia-Pacific.

CRITICAL ACCOUNTING POLICIES

The Company has identified critical accounting policies that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The most critical accounting policies are:

•	allowance for credit losses;

•	investments in operating leases;

•	securitization accounting;

•	accounting for derivatives and other contracts at fair value; and

•	insurance loss and loss adjustment expense reserves.

Details regarding the Company’s use of these policies and the related estimates are described in the Company’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). During the first nine months of 2002, there have been no material changes to the Company’s critical accounting policies that impacted the Company’s financial condition or results of operations. For a discussion of recent accounting standards refer to Note 1, “Basis of Presentation,” in the Notes to Consolidated Financial Statements.

BUSINESS SEGMENT RESULTS

Consolidated net income for the three-month period ended September 30, 2002 was $476 million, up $39 million from the third quarter earnings of $437 million reported in the same period a year ago. Net income for the first nine months of 2002 was $1,346 million, up $29 million from the $1,317 million reported in the same period a year ago, exclusive of the transition adjustment of $34 million representing the cumulative effect of accounting change, due to the January 1, 2001 adoption of SFAS No. 133. All comparisons to the quarter a year ago exclude the favorable impact of this 2001 transition adjustment.

	Period Ended September 30,

	Three Months		Nine Months

	2002	2001	2002	2001

	(in millions of dollars)
Automotive and other financing operations	$303	$310	$904	$961
Insurance operations	20	49	83	132
Mortgage operations	153	78	359	224

Income before cumulative effect of accounting change	476	437	1,346	1,317
Cumulative effect of accounting change	—	—	—	34

Consolidated net income	$476	$437	$1,346	$1,351

GENERAL MOTORS ACCEPTANCE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Net income from automotive and other financing operations totaled $303 million, down $7 million from the $310 million earned in the three-month period ended September 30, 2001. The decline in earnings was attributable to higher credit provisions which more than offset the positive impact of higher retail asset levels.

Insurance operations generated net income of $20 million in the three-month period ended September 30, 2002, as compared to $49 million for the three-month period ended September 30, 2001. The reduction in earnings was attributable to securities with losses in value determined to be other than temporary primarily due to the prolonged decline in equity markets. This weak investment performance more than offset a continued improvement in underwriting results.

Mortgage operations earned $153 million in the three-month period ended September 30, 2002, up from the $78 million earned for the same period of 2001. The increase in earnings was attributable to increased production volumes and higher servicing fees. The results also reflect an improvement in hedge performance related to mortgage servicing rights.

AUTOMOTIVE AND OTHER FINANCING OPERATIONS

United States New Passenger Car and Truck Deliveries

U.S. deliveries of new General Motors vehicles during the three- and nine-month periods ended September 30, 2002, were higher than comparable 2001 levels, which is consistent with the increase in industry deliveries. The increase in financing penetration was primarily due to continued GM-sponsored low rate retail financing programs.

	Period Ended September 30,

	Three Months		Nine Months

	2002	2001	2002	2001

Industry (millions of units sold)	4.5	4.2	13.1	13.0
General Motors (millions of units sold)	1.3	1.2	3.7	3.6
New GM retail vehicle deliveries financed by GMAC	51.6%	40.1%	47.7%	41.1%

GENERAL MOTORS ACCEPTANCE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Financing Volume

The number of new vehicle deliveries financed for GM and other dealers is summarized below (in thousands of units):

	Period Ended September 30,

	Three Months		Nine Months

	2002	2001	2002	2001

United States
Retail installment sales contracts	443	269	1,112	810
Operating leases/other *	82	99	305	355
Lease financing	2	4	10	18

	527	372	1,427	1,183

Other Countries
Retail installment sales contracts	249	136	431	362
Operating leases/other	95	67	206	205
Lease financing	15	12	31	37

	359	215	668	604

Worldwide
Retail installment sales contracts	692	405	1,543	1,172
Operating leases/other *	177	166	511	560
Lease financing	17	16	41	55

	886	587	2,095	1,787

*	Other represents secured notes to a non-consolidated affiliated special purpose entity that leases GM vehicles.

The number of new vehicles financed during the three- and nine-month periods of 2002 was higher than the comparable three- and nine-month periods of 2001, primarily due to increased GM-sponsored low rate retail financing programs. Additionally, the decrease in operating lease units for the year was attributable to a continued shift by GM from lease incentive programs to special rate retail finance programs.

In addition to retail and leasing products, GMAC provides inventory financing to GM dealers. In the United States, GMAC financed 888,000 and 2,742,000 new GM vehicle sales during the three- and nine-month periods ended September 30, 2002, respectively, compared with 850,000 and 2,516,000 new GM vehicles during the respective periods in 2001. GMAC’s wholesale financing represented 76.5% of all new GM vehicle sales to U.S. dealers during the first nine months of 2002, comparable to the 75.9% for the same period last year.

Financing Revenue and Asset Quality

Financing revenue totaled $3,706 million and $11,031 million in the three- and nine-month periods ended September 30, 2002, respectively, compared with $3,658 million and $11,318 million during the respective periods in 2001. The following represents significant changes in financing revenue:

•	$256 million and $835 million increase in revenue derived from retail and lease financing in the three- and nine-month periods ended September 30, 2002, respectively, due to increased asset levels as a result of continued GM-sponsored low rate retail financing programs;

•	$173 million and $777 million decrease in revenue derived from wholesale, commercial and other loans in the three- and nine-month periods ended September 30, 2002, respectively, due primarily to lower earning rates and a reduction in wholesale and commercial finance outstandings; and

•	$35 million and $345 million decrease in operating lease revenue due to in an increase of lease terminations over new volume as a result of a shift by GM from lease incentive programs to low rate retail financing programs.

GENERAL MOTORS ACCEPTANCE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The following statistics, which include owned and sold automotive assets, summarize the Company’s delinquency, repossession and loss experience. The statistics are worldwide, unless otherwise indicated.

	Period Ended September 30,

	Three Months		Nine Months

	2002	2001	2002	2001

Average retail accounts past due over 30 days	2.28%	2.67%	2.31%	2.75%
Average retail repossessions of new and used vehicles	1.80%	2.56%	1.65%	2.45%
Net retail losses as a percent of total average serviced receivables	0.82%	0.69%	0.81%	0.70%
Charge-offs on total serviced receivables, net of recoveries (in millions)	$219	$194	$804	$532
Allowance for credit losses as a percent of total net serviced receivables	1.88%	1.43%	1.78%	1.34%
Average U.S. operating lease accounts past due over 30 days	2.15%	1.92%	2.09%	1.80%
Average U.S. operating lease repossessions as a percent of units outstanding	1.66%	1.59%	1.72%	1.55%

Losses for the three- and nine-month periods ended September 30, 2002 are higher than the same periods of last year due to the deterioration of economic conditions in North America.

The provision for credit losses, most of which relates to automotive finance receivables, totaled $400 million and $1,352 million for the three- and nine-month periods ended September 30, 2002, respectively, compared to $280 million and $816 million, respectively, for the same periods of last year. Higher outstanding finance receivables, along with the deterioration of economic conditions (in particular a softening of the used car market), contributed to the increase in the provision for credit losses.

CONSOLIDATED INCOME AND EXPENSES

The Company’s worldwide cost of borrowing, including the effects of derivative financial instruments, for both the three- and nine-month periods ended September 30, 2002 averaged 4.5%, compared to 5.2% and 5.8% for the comparable periods last year. The decrease in average borrowing costs for the year was mainly a result of a reduction in market rates beginning in 2001, somewhat offset by wider borrowing spreads on new debt, increased use of term funding and reduced reliance on commercial paper markets.

Consolidated interest and discount expense totaled $1,724 million and $5,046 million for the three- and nine-month periods ended September 30, 2002, respectively, compared to $1,720 million and $5,785 million for the same periods in 2001. The decrease in interest and discount for the year was a result of decreased borrowing costs due to lower market rates, which were partially offset by higher debt levels and wider borrowing spreads.

Consolidated salaries and benefits totaled $592 million and $1,731 million for the three- and nine-month periods ended September 30, 2002, respectively, compared to $522 million and $1,541 million for the comparable periods last year. The increase primarily reflected continued growth at GMACMG.

Amortization and valuation adjustments related to mortgage servicing rights (MSRs) totaled $601 million and $1,577 million for the three- and nine-month periods ended September 30, 2002, respectively, compared to $273 million and $717 million for the same periods in 2001. The increase reflects primarily larger impairment charges of $482 million and $1,155 million for the three- and nine-month periods ended September 30, 2002, resulting from a continued decline in interest rates and the corresponding increases in actual and expected levels of mortgage prepayments.

GENERAL MOTORS ACCEPTANCE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Other operating expenses totaled $975 million and $2,767 million for the three- and nine-month periods ended September 30, 2002, respectively, compared to $1,012 million and $2,979 million for the comparable periods last year. The decrease was primarily due to favorable fair value adjustments on the Company’s derivative positions.

The effective income tax rate was 37.8% and 38.1% for the three- and nine-month periods ended September 30, 2002, respectively, compared to 37.8% and 36.7% for the three- and nine-month periods ended September 30, 2001. The lower effective tax rate in the prior year was primarily a result of adjustments to deferred taxes related to reductions in Canadian federal and provincial income tax rates.

INSURANCE OPERATIONS

Net premiums and service revenue earned by GMACI and its subsidiaries totaled $697 million and $1,962 million for the three- and nine-month periods ended September 30, 2002, respectively, compared to $492 million and $1,497 million for the same periods during 2001. The increases were attributable to business acquisitions, higher average revenue per contract in extended service contracts and higher rates and volume in personal auto products.

Pre-tax capital gains and investment income at GMACI totaled $16 million and $128 million for the three- and nine-month periods ended September 30, 2002, respectively, compared to $77 million and $250 million for the three- and nine-month periods ended September 30, 2001. The change was primarily due to a $65 million and $126 million decrease in capital gains for the three- and nine-month periods ended September 30, 2002, respectively, stemming from a declining equity market environment, partially offset by investment income on assets attributable to business acquisitions and increased revenue. Pre-tax capital gains include recognized losses of $40 million and $60 million for three- and nine-month periods ended September 30, 2002, respectively, attributable to securities with losses in value determined to be other than temporary. Should market conditions continue to decline, additional unrealized losses attributable to equity investments may be considered to be other than temporary and be recognized as losses in future periods.

Insurance losses and loss adjustment expenses totaled $513 million and $1,505 million for the three- and nine-month periods ended September 30, 2002, respectively, compared to $394 million and $1,305 million for the same periods during 2001. The increases were primarily due to business acquisitions and increased business volume across most product lines during the three- and nine-month periods ended September 30, 2002.

MORTGAGE OPERATIONS

For the three- and nine-month periods ended September 30, 2002, net income was $153 million and $359 million, respectively, compared to $78 million and $224 million for the same periods in 2001. The increase in earnings reflects higher servicing fees associated with loan originations and purchases and higher interest income associated with increased levels of earning assets. Further, lower interest expense and improved hedge performance contributed to higher earnings. These improvements were partially offset by a reduction in the value of mortgage servicing rights given the changes in actual and expected levels of mortgage prepayments.

Mortgage revenue totaled $4,621 million for the nine-month period ended September 30, 2002, compared to $3,877 million for the same period in 2001, including gains on sales and securitizations of mortgage loans of $918 million and $1,011 million, respectively. The $744 million increase in revenue reflects primarily increased interest income of $303 million from higher mortgage loan inventory balances and $253 million of realized gains on securities designated as available for sale, held as an economic hedge for mortgage servicing rights.

GENERAL MOTORS ACCEPTANCE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

During the three- and nine-month periods ended September 30, 2002, GMACMG loan originations and purchases, and mortgage servicing acquisitions totaled $38 billion and $125 billion, respectively, compared to $48 billion and $116 billion for the same period in 2001. Originations and purchases increased $6.7 billion and $23.9 billion for the three- and nine-month period ended September 30, 2002. These increases are attributed to the low interest rate environment and resulting higher level of refinance activity in the market. Servicing acquisitions for the three- and nine-month period ended September 30, 2002 decreased $16.3 billion and $14.8 billion, respectively.

The combined GMACMG servicing portfolio, excluding GMAC term loans to dealers, totaled $448 billion at September 30, 2002, compared to a servicing portfolio of $405 billion at December 31, 2001. The increase over year-end was primarily due to increased loan production in the declining interest rate environment experienced during the majority of the nine-month period ended September 30, 2002.

The Company estimates the fair value of its MSRs based on assumptions that market participants would use. Typically, those assumptions are derived from similar transactions that occur in the marketplace. Continued industry consolidation and other factors have led to a substantial reduction in relevant market transactions for certain residential mortgage products, particularly since April 2001. In assessing the fair value of its mortgage servicing rights, the Company relies, in part, on its own mortgage servicing rights cash flow history for certain assumptions and continues to use market driven earning rates, discounting factors and prepayment models.

The Company has an overall risk management program in place to protect against value changes in the MSR asset. The components of the risk management program include the utilization of derivative financial instruments as hedges of the MSR and a portfolio of investment securities designated as available for sale that increases in value as interest rates decline. The other component of the risk management program surrounding MSRs considers the expected increases in net income that the Company’s loan production business generates in periods of lower interest rates. The estimated amount of additional net income from loan production activities influences the level of derivative financial instruments used by the Company in executing its risk management program.

Interest rates, including those on originated loans for 15- and 30-year residential mortgages, declined for most of the three-month period ended September 30, 2002. This market activity increased actual and potential mortgage refinancing activity, resulting in a reduction in the expected future cash flows that support the carrying value of the mortgage servicing rights. As a result, for the three- and nine-month periods ended September 30, 2002, the Company recognized impairment charges of $482 million and $1,155 million, respectively, compared to $148 million and $264 million for the same periods of 2001. These higher impairment charges are primarily the result of increases in the actual and expected levels of mortgage prepayments, resulting from the continued decline in interest rates noted above, beyond those experienced in similar historical rate environments. The impairment charges for the three-month period ended September 30, 2002 were more than offset by realized gains and net interest income of $551 million on related derivative financial instruments designated as hedges and available for sale investment securities designated as economic hedges, compared to negligible offsetting hedge gains for the comparable period in 2001. The impairment charges for the nine-month period ended September 30, 2002 were partially offset by similar hedge gains of $811 million, compared to hedge losses for the comparable period in 2001. The Company has adjusted its hedge strategy to consider the increased mortgage prepayment sensitivity in the current interest rate environment. However, if interest rates continue at these low levels, and other factors favorable to mortgage refinancing continue, such as home price appreciation, the value of the mortgage servicing rights may deteriorate further, particularly if the hedges are ineffective.

CONSOLIDATED ASSETS

At September 30, 2002, the Company owned assets and serviced automotive receivables totaled $239 billion, $19.4 billion above December 31, 2001. The increase was primarily the result of an increase in serviced retail receivables, serviced wholesale receivables, mortgage loans held for investment, other

GENERAL MOTORS ACCEPTANCE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

assets and investments in securities. These increases were partially offset by a decrease in cash and cash equivalents, mortgage servicing rights, commercial and other loan receivables, notes receivable from GM, and operating lease assets. These changes are further discussed below.

Finance receivables serviced by the Company, including sold receivables, totaled $140 billion at September 30, 2002, $9 billion above December 31, 2001 levels. The increase was primarily a result of a $11 billion increase in serviced retail receivables due to increased GM-sponsored low rate retail financing programs.

Cash and cash equivalents totaled $7,303 million and $10,101 million at September 30, 2002 and December 31, 2001, respectively. The decrease was primarily attributable to decreased term funding activity during 2002.

Other assets totaled $18,868 million and $12,559 million at September 30, 2002 and December 31, 2001, respectively. The increase was primarily attributable to:

•	$1,878 million increase in other mortgage related assets, which resulted from increases in subordinate loan participations, derivative financial instruments, and accounts receivable related to servicing and securitization activity during the period.

•	$2,375 million increase due to favorable mark-to-market adjustments on the Company’s non-mortgage derivative positions; and

•	$270 million increase in off-lease vehicles returned and awaiting disposal, primarily due to higher lease termination volume.

Investment securities totaled $12,690 million and $10,587 million at September 30, 2002 and December 31, 2001, respectively. The increase was primarily attributable to net purchases of approximately $2,240 million of available-for-sale U.S. Treasury securities, which are a part of the overall risk management strategy for mortgage servicing rights.

Mortgage loans held for investment totaled $12,196 million at September 30, 2002, $8,812 million above the balance at December 31, 2001. The increase was primarily attributed to approximately $8.9 billion of mortgage loans held for investment which were originated and securitized during 2002 but which remain on the balance sheet as collateral for a borrowing arrangement.

Mortgage lending receivables totaled $4,284 million at September 30, 2002, $236 million below the balance at December 31, 2001. The decrease was attributed to increased financing of warehouse loans in off-balance sheet funding facilities.

Mortgage servicing rights totaled $2,851 million and $4,840 million at September 30, 2002 and December 31, 2001, respectively. The decrease was attributable to amortization and valuation adjustments that exceeded purchases and originations of mortgage servicing rights in the nine-month period ended September 30, 2002.

Notes receivable from GM totaled $2,787 million at September 30, 2002, compared to $4,165 million at December 31, 2001. The decrease was primarily attributable to a $439 million net reduction in a revolving line of credit GM has available with GMAC and a net reduction of $918 million in other outstanding loans to GM.

LIQUIDITY

As of September 30, 2002, GMAC’s total borrowings were $168 billion, compared with $152 billion at December 31, 2001. GMAC’s ratio of consolidated debt to total stockholder’s equity at September 30, 2002, was 9.6:1, compared with 9.4:1 at December 31, 2001.

GENERAL MOTORS ACCEPTANCE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The Company and its subsidiaries maintain substantial bank lines of credit, which totaled $53.7 billion at September 30, 2002, compared to $48.8 billion at December 31, 2001. The unused portion of these credit lines increased by $4.5 billion from December 31, 2001, to $43.4 billion at September 30, 2002. Included in the unused credit lines at September 30, 2002, is a $14.7 billion syndicated multi-currency global credit facility available for use in the U.S. by GMAC and in Europe by GMAC International Finance B.V. and GMAC (UK) plc. The entire $14.7 billion is available to GMAC in the U.S., $1 billion is available to GMAC (UK) plc and $0.9 billion is available to GMAC International Finance B.V. The syndicated credit facility serves primarily as back-up for the Company’s unsecured commercial paper programs. Also included in the unused credit lines is $17.0 billion in U.S. asset-backed commercial paper liquidity and receivables facilities for two non-consolidated limited purpose statutory trusts, New Center Asset Trust (NCAT) and Mortgage Interest Networking Trust (MINT), established to issue asset-backed commercial paper.

The syndicated multi-currency global facility includes terms of five years on one-half of the facility (due to expire in June 2006) and a 364-day term with a one-year term-out option on the other half of the facility. In June 2002, the $7.35 billion, 364-day facility was extended for another 364 days and will expire in June 2003. It continues to include a one year term-out option. The Company, at its discretion, has the option to transfer up to $5.8 billion of the banks’ 364-day facility commitments to the liquidity and receivables facility for NCAT. On October 24, 2002, the Company transferred the $5.8 billion to the NCAT liquidity and receivables facility. Additionally, there is a leverage covenant restricting the ratio of consolidated debt to total stockholder’s equity to no greater than 11.0:1 under certain conditions. This covenant is only applicable on the last day of any fiscal quarter (other than the fiscal quarter during which a change in rating occurs) during such times as the Company has senior unsecured long-term debt outstanding, without third-party enhancement, which is rated BBB+ or less by Standard & Poor’s Ratings Services (S&P), or Baa1 or less by Moody’s Investors Service, Inc. (Moody’s). In October 2001, the Company’s rating was downgraded by S&P and these conditions became effective. The Company is in compliance with the covenant.

Included in the bank lines of credit is a $950 million secured master note program with a third-party financial institution. Under the terms of the agreement, the borrowing is currently unsecured; however, upon the request of the financial institution or any assignee, GMACMG is required to pledge as collateral mortgage servicing rights valued at 200% of the then current outstanding balance. The Company has guaranteed this note to the third-party financial institution and any assignee.

Under repurchase agreements, GMACMG has pledged $2.2 billion of U.S. Treasury securities as collateral for approximately the same amount of short-term debt.

Off-Balance Sheet Activities

The Company securitizes and transfers financial assets as an alternative funding source to borrowing. The Company’s securitization programs focus on mortgage loans and automotive finance receivables. A variety of special purpose entities including qualified special purpose entities and other structured facilities are used in order to achieve more efficient execution and provide additional funding sources. Securitization of assets allows the Company to diversify funding in an attempt to lower its overall cost of funds. Termination of the securitization activities of the entities would reduce the number of funding sources currently available to the Company. Any such reduction of funding sources presents the risk of increasing the Company’s cost of funds and reducing its net interest margins.

GENERAL MOTORS ACCEPTANCE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The Company’s 2001 Annual Report on Form 10-K filed with the SEC provides a detailed description of GMAC’s off-balance sheet activities. There have been no material changes in the nature or type of off-balance sheet activities during 2002. The following summarizes assets in GMAC’s off-balance sheet facilities (in millions of dollars):

	September 30,	December 31,
	2002	2001

Mortgage loans	$110,497	$104,678
Wholesale finance receivables	13,986	16,227
Retail finance receivables	15,181	11,978

	$139,664	$132,883

Debt Ratings

GMAC’s ability to access the capital markets for unsecured debt is linked to both its term debt and commercial paper ratings. These ratings are intended to provide guidance to investors in determining the credit risk associated with particular securities based on current information obtained by the rating organizations from the Company or other sources that such organizations consider to be reliable. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating. Substantially all of the Company’s short-term, medium-term and long-term debt has been rated by three nationally recognized rating organizations. As of November 14, 2002, all of the ratings assigned were within the investment grade category. To the best of our knowledge, GMAC is not under review by any of the following rating agencies.

	Senior	Commercial
Rating Agency	Debt	Paper

Fitch Ratings	A–	F2
Moody’s Investors Service	A2	Prime-1
Standard & Poor’s Ratings Services	BBB	A-2

Fitch Ratings (Fitch) has assigned ratings of A- and F2 to the Company’s senior debt and commercial paper, respectively. Fitch assigns the A- rating to bonds considered to be high credit quality with the obligor’s ability to pay interest and repay principal considered to be very good. The F2 rating is assigned to short-term issues that possess a good credit quality based primarily on the existence of liquidity necessary to meet the obligations in a timely manner. In October 2001, Fitch downgraded the senior debt rating from A to A- and downgraded the commercial paper rating to F2. On October 31, 2002, Fitch affirmed the senior unsecured debt and commercial paper rating of the Company, and maintained a negative outlook.

Moody’s has assigned a rating of A2 to the Company’s senior debt. A2 rated debt possess many favorable investment attributes and are to be considered as upper-medium-grade obligations. The Company’s commercial paper has received a rating of Prime-1 from Moody’s, reflecting superior ability for repayment of senior short-term debt obligations and assured ability to access alternative sources of liquidity. Additional repayment characteristics of commercial paper issues receiving this premium rating include a leading market position in a well-established industry, high rates of return on funds employed and broad margins in earnings coverage of fixed financial charges. On October 15, 2002, Moody’s confirmed its ratings on the Company and maintained a negative outlook.

On October 16, 2002, S&P downgraded the Company’s corporate credit rating from BBB+ to BBB. The outlook for GMAC was assessed by S&P as stable, meaning that the rating is not likely to change over the intermediate to long term. S&P affirmed its A-2 rating on the Company’s commercial paper. The BBB

GENERAL MOTORS ACCEPTANCE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

rating is assigned to bonds considered to have adequate capacity to pay interest and repay principal. A commercial paper rating of A-2 indicates a satisfactory capacity for timely payment.

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

GENERAL MOTORS ACCEPTANCE CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Within 90 days prior to the date of this report, GMAC’s President and GMAC’s Chief Financial Officer evaluated, with the participation of GMAC’s management, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, GMAC’s President and GMAC’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

GENERAL MOTORS ACCEPTANCE CORPORATION

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company did not become a party to any material pending legal proceedings during the three-month period ended September 30, 2002, or during the period from September 30, 2002 to the filing date of this report.

ITEM 5. OTHER INFORMATION

RATIO OF EARNINGS TO FIXED CHARGES

Nine Months Ended September 30,

2002	2001

1.43	1.37

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits — The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report and such Index is incorporated herein by reference.

(b)	Reports on Form 8-K — The Company filed the following Current Reports on Form 8-K during the nine-month period ended September 30, 2002:

•	On January 16, 2002, under Item 5, Other Events, summarizing the Company’s financial results for the quarter ended December 31, 2001.

•	On April 16, 2002, under Item 5, Other Events, summarizing the Company’s financial results for the quarter ended March 31, 2002.

•	On July 16, 2002, under Item 5, Other Events, summarizing the Company’s financial results for the quarter ended June 30, 2002.

No other reports on Form 8-K were filed during the nine-month period ended September 30, 2002; however,

•	On October 15, 2002, under Item 5, Other Events, the Company filed a Current Report on Form 8-K summarizing financial results for the quarter ended September 30, 2002.

•	On October 17, 2002, under Item 5, Other Events, the Company filed a Current Report on Form 8-K for events occuring on October 15 and 16, 2002 regarding actions by credit rating agencies.

•	On November 3, 2002, under Item 5, Other Events, the Company filed a Current Report on Form 8-K announcing the appointment of Eric A. Feldstien as President of GMAC.

GENERAL MOTORS ACCEPTANCE CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MOTORS ACCEPTANCE CORPORATION

(Registrant)

Dated:	November 14, 2002	/s/ William F. Muir

William F. Muir Executive Vice President and Chief Financial Officer

Dated:	November 14, 2002	/s/ Linda K. Zukauckas

Linda K. Zukauckas Controller and Principal Accounting Officer

GENERAL MOTORS ACCEPTANCE CORPORATION

CERTIFICATIONS OF DISCLOSURE

I, Eric A. Feldstein, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of GMAC;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Eric A. Feldstein

President

GENERAL MOTORS ACCEPTANCE CORPORATION

CERTIFICATIONS OF DISCLOSURE — continued

I, William F. Muir, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of GMAC;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ William F. Muir

Executive Vice President and
Chief Financial Officer

GENERAL MOTORS ACCEPTANCE CORPORATION

INDEX OF EXHIBITS

Number	Description	Method of Filing

Exhibit 3.1	Certificate of Incorporation of GMAC Financial Services Corporation dated February 20, 1997	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002; incorporated herein by reference. File No. 1-3754.

Exhibit 3.2	Certificate of Merger of GMAC and GMAC Financial Services Corporation dated December 17, 1997	Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002; incorporated herein by reference. File No. 1-3754.

Exhibit 3.3	By-Laws of General Motors Acceptance Corporation as amended through January 1, 1998	Filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002; incorporated herein by reference. File No. 1-3754.

Exhibit 4.1	Form of Indenture dated as of July 1, 1982 between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115; incorporated herein by reference.

Exhibit 4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653; incorporated herein by reference.

Exhibit 4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236; incorporated herein by reference.

Exhibit 4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183; incorporated herein by reference.

Exhibit 4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705; incorporated herein by reference.

Exhibit 4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463; incorporated herein by reference.

Exhibit 4.2	Form of Indenture dated as of September 24, 1996 between the Company and The Chase Manhattan Bank, Trustee, relating to SmartNotes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023 dated; incorporated herein by reference.

GENERAL MOTORS ACCEPTANCE CORPORATION

INDEX OF EXHIBITS — continued

Number	Description	Method of Filing

Exhibit 4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207; incorporated herein by reference.

Exhibit 4.3	Form of Indenture dated as of October 15, 1985 between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 2-99057; incorporated herein by reference.

Exhibit 4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-4661; incorporated herein by reference.

Exhibit 4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company’s Registration Statement No. 33-6717; incorporated herein by reference.

Exhibit 4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company’s Registration Statement No. 33-12059; incorporated herein by reference.

Exhibit 4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company’s Registration Statement No. 33-26057; incorporated herein by reference.

Exhibit 4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company’s Registration Statement No. 33-31596; incorporated herein by reference.

Exhibit 4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

Exhibit 4.3.7	Form of Seventh Supplemental Indenture dated as of June 15, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

Exhibit 99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit 99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.