Form 10-K
period 2002-12-31
GENERAL MOTORS ACCEPTANCE CORP
filed 2003-03-13
CIK 40729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number: 1-3754

GENERAL MOTORS ACCEPTANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-0572512 (I.R.S. Employer Identification No.)

200 Renaissance Center

P.O. Box 200 Detroit, Michigan
48265-2000
(Address of principal executive offices)
(Zip Code)

(313) 556-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

6 3/4% Notes due March 15, 2003 7 1/8% Notes due May 1, 2003 8 3/4% Notes due July 15, 2005 6 5/8% Notes due October 15, 2005 6 1/8% Notes due January 22, 2008 8 7/8% Notes due June 1, 2010	6.00% Debentures due April 1, 2011
10.00% Deferred Interest Debentures due December 1, 2012
10.30% Deferred Interest Debentures due June 15, 2015
7.30% Public Income NotES (PINES) due March 9, 2031
7.35% Notes due August 8, 2032
7.25% Notes due February 7, 2033

Each class of security listed above is registered on the New York Stock Exchange.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of December 31, 2002, there were outstanding 10 shares of the issuer’s $.10 par value common stock.

Documents incorporated by reference. None.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Part I
Part II
Part III
Part IV
Signatures
Certifications of Disclosure
Index of Exhibits
Computation of Ratio of Earnings to Fixed Charges
Independent Auditors' Consent
906 Certification of Principal Executive Officer
906 Certification of Principal Financial Officer

INDEX
General Motors Acceptance Corporation

		Page

Part I
Item 1.	Business	1
Item 2.	Properties	1
Item 3.	Legal Proceedings	1
Item 4.	Submission of Matters to a Vote of Security Holders	*

Part II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	1
Item 6.	Selected Financial Data	1
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	1
Item 8.	Financial Statements and Supplementary Data	1
	Management’s Responsibility for Preparation of Financial Information	37
	Independent Auditors’ Report	38
	Consolidated Statement of Income	39
	Consolidated Balance Sheet	40
	Consolidated Statement of Changes in Stockholder’s Equity	41
	Consolidated Statement of Cash Flows	42
	Notes to Consolidated Financial Statements	43
	Supplementary Financial Data	70
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	2

Part III
Item 10.	Directors and Executive Officers of the Registrant	*
Item 11.	Executive Compensation	*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
Item 13.	Certain Relationships and Related Transactions	*
Item 14.	Controls and Procedures	2

Part IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	2
Signatures		3
Certifications of Disclosure		4
Index of Exhibits		6

* Item is omitted pursuant to the Reduced Disclosure Format, as set forth on the cover page of this filing.

Part I
General Motors Acceptance Corporation

Item 1. Business
General Motors Acceptance Corporation (GMAC or the Company), a wholly-owned subsidiary of General Motors Corporation (General Motors or GM), was incorporated in 1997 under the Delaware General Corporation Law. On January 1, 1998, the Company merged with its predecessor, which was originally incorporated in New York in 1919. The Company operates directly and through its subsidiaries and affiliates in which the Company or GM has equity investments.

GMAC’s global activities include Financing, Mortgage and Insurance operations:

•	Financing — GMAC and its affiliated companies offer a wide variety of automotive financial services to and through General Motors and other automobile dealerships and to the customers of those dealerships. The Company also provides commercial financing and factoring services to businesses in other industries (e.g., manufacturing and apparel).
•	Mortgage — The Company’s Mortgage operations originate, purchase, service and securitize residential and commercial mortgage loans and mortgage related products.
•	Insurance — GMAC’s Insurance operations insure and reinsure automobile service contracts, personal automobile insurance coverages (ranging from preferred to non-standard risk) and selected commercial insurance coverages.

Various subsidiaries of the Company are subject to regulatory, financial and other requirements of the jurisdictions in which they conduct business operations. These regulatory restrictions primarily dictate that these subsidiaries meet certain minimum capital requirements, restrict dividend distributions and may restrict certain assets. To date, compliance with these various regulations has not had a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

The Company had 31,936 and 29,390 employees worldwide as of December 31, 2002 and 2001, respectively. A description of the Company’s business segments, along with the products and services offered and the market competition, is contained in the Business Segment Results of Operations sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, which begins on page 9.

Item 2. Properties

The Company owns three properties in Warren, Michigan that were transferred from GM in 2000. GM leases these properties from GMAC. Automobiles, office equipment and other real properties owned and in use by the Company are not significant in relation to the total assets of the Company. GMAC primarily operates from leased office space.

Item 3. Legal Proceedings

GMAC is subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against it. Some of the pending actions purport to be class actions. GMAC’s aggregate ultimate liability under these laws, government regulations, claims and actions was not estimable at December 31, 2002. After consultation with outside counsel, it is the opinion of management that any such liability would not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company is a wholly-owned subsidiary of General Motors and, accordingly, there is no market for the Company’s common stock. The Company paid dividends to General Motors of $400 million in 2002 and $1,377 million in 2000. No dividends were paid in 2001.

Item 6. Selected Financial Data

Refer to the Financial Highlights on page 8.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) begins on page 9. The MD&A contains various forward-looking statements within the meaning of applicable federal securities laws that are based upon GMAC’s current expectations and assumptions concerning future events, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Refer to the Market Risk section beginning on page 32.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements, together with the notes thereto and the reports of Management and of Deloitte & Touche LLP dated January 16, 2003, begin on page 37. Unaudited supplementary financial data for each quarter within the two years ended December 31, 2002, is included on page 70.

GMAC’s Annual Report of Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are available on the Company’s Internet website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the United States Securities and Exchange Commission. These reports are available at www.gmacfs.com, under Investment, Financial Statements and SEC Filings.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Part III

Item 14. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Within 90 days prior to the date of this report, GMAC’s Chairman and President (Principal Executive Officer) and GMAC’s Executive Vice President and Chief Financial Officer (Principal Financial Officer) evaluated, with the participation of GMAC’s senior management, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, GMAC’s Principal Executive and Principal Financial Officers concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report. Such Index is incorporated herein by reference. Financial statement schedules have been omitted because prescribed information has been incorporated into the Consolidated Financial Statements or notes thereto.

The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 2002:

•	On October 15, 2002, under Item 5, Other Events, summarizing financial results for the quarter ended September 30, 2002.

•	On October 17, 2002, under Item 5, Other Events, containing the news releases of Moody’s Investors Service and Standard & Poor’s Ratings Services describing the confirmation of GMAC’s short- and long-term credit ratings by Moody’s, and the lowering of GMAC’s long-term corporate credit rating by S&P.

•	On November 4, 2002, under Item 5, Other Events, containing the news release of General Motors Corporation announcing the appointment of Eric A. Feldstein as GMAC President.

No other reports on Form 8-K were filed during the quarter ended December 31, 2002; however,

•	On January 16, 2003, under Item 5, Other Events, the Company filed a Current Report on Form 8-K summarizing financial results for the quarter ended December 31, 2002.

•	On March 7, 2003, under Item 5, Other Events, the Company filed a Current Report on Form 8-K summarizing the potential sale of GMAC’s commercial mortgage business.

Signatures
General Motors Acceptance Corporation

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of March, 2003.

General Motors Acceptance Corporation
(Registrant)

/s/ ERIC A. FELDSTEIN
________________________________________ Eric A. Feldstein
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 13th day of March, 2003.

/s/ ERIC A. FELDSTEIN Eric A. Feldstein Chairman, President and Director	/s/ W. ALLEN REED W. Allen Reed Director and Audit Committee Chairman

/s/ WILLIAM F. MUIR William F. Muir Executive Vice President, Chief Financial Officer and Director	/s/ WALTER G. BORST Walter G. Borst Director and Audit Committee Member

/s/ LINDA K. ZUKAUCKAS Linda K. Zukauckas Controller and Principal Accounting Officer	/s/ JOHN M. DEVINE John M. Devine Director and Audit Committee Member

/s/ RICHARD J. S. CLOUT Richard J. S. Clout Executive Vice President and Director	/s/ GARY L. COWGER Gary L. Cowger Director

/s/ JOHN E. GIBSON John E. Gibson Executive Vice President and Director	/s/ JOHN F. SMITH, JR. John F. Smith, Jr. Director

/s/ G. RICHARD WAGONER, JR.

G. Richard Wagoner, Jr. Director

Certifications of Disclosure
General Motors Acceptance Corporation

I, Eric A. Feldstein, certify that:

1.	I have reviewed this annual report on Form 10-K of GMAC;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/ ERIC A. FELDSTEIN

Eric A. Feldstein
Chairman and President

Certifications of Disclosure
General Motors Acceptance Corporation

I, William F. Muir, certify that:

1.	I have reviewed this annual report on Form 10-K of GMAC;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/ WILLIAM F. MUIR

William F. Muir
Executive Vice President and
Chief Financial Officer

Index of Exhibits
General Motors Acceptance Corporation

Exhibit	Description	Method of Filing

3.1	Certificate of Incorporation of GMAC Financial Services Corporation dated February 20, 1997	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-3754); incorporated herein by reference.

3.2	Certificate of Merger of GMAC and GMAC Financial Services Corporation dated December 17, 1997	Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-3754); incorporated herein by reference.

3.3	By-Laws of General Motors Acceptance Corporation as amended through January 1, 1998	Filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-3754); incorporated herein by reference.

4.1	Form of Indenture dated as of July 1, 1982 between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115; incorporated herein by reference.

4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653; incorporated herein by reference.

4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236; incorporated herein by reference.

4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183; incorporated herein by reference.

4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705; incorporated herein by reference.

4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463; incorporated herein by reference.

4.2	Form of Indenture dated as of September 24, 1996 between the Company and The Chase Manhattan Bank, Trustee, relating to SmartNotes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023; incorporated herein by reference.

4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207; incorporated herein by reference.

4.3	Form of Indenture dated as of October 15, 1985 between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 2-99057; incorporated herein by reference.

4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-4661; incorporated herein by reference.

4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company’s Registration Statement No. 33-6717; incorporated herein by reference.

4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company’s Registration Statement No. 33-12059; incorporated herein by reference.

4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company’s Registration Statement No. 33-26057; incorporated herein by reference.

Index of Exhibits
General Motors Acceptance Corporation

Exhibit	Description	Method of Filing

4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company’s Registration Statement No. 33-31596; incorporated herein by reference.

4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

4.3.7	Form of Seventh Supplemental Indenture dated as of June 15, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

12	Computation of ratio of earnings to fixed charges	Filed herewith.

23.1	Independent Auditors’ Consent	Filed herewith.

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Financial Highlights (unaudited)
General Motors Acceptance Corporation

As of or for the year ended December 31,
(in millions)	2002	2001	2000	1999	1998

Financing, mortgage, insurance and other income (a)	$20,343	$19,449	$17,916	$14,921	$12,869
Interest and discount expense	(6,733)	(7,580)	(8,295)	(6,526)	(5,787)
Provision for credit losses	(2,028)	(1,472)	(602)	(471)	(539)

Total net revenue	11,582	10,397	9,019	7,924	6,543
Noninterest expense	(8,641)	(7,598)	(6,463)	(5,437)	(4,606)

Income before income tax expense	2,941	2,799	2,556	2,487	1,937
Income tax expense	(1,071)	(1,047)	(954)	(960)	(612)
Cumulative effect of accounting change (b)	—	34	—	—	—

Net income	$1,870	$1,786	$1,602	$1,527	$1,325
Dividends paid	$400	—	$1,377	$75	$300
Total assets	$227,670	$192,721	$168,472	$148,838	$131,795
Debt	$183,091	$152,033	$133,372	$121,158	$106,173
Stockholder’s equity	$17,831	$16,134	$14,040	$11,122	$9,792

(a)	Net of depreciation expense on operating lease assets and amortization and impairment of mortgage servicing rights.
(b)	Refer to Notes 1 and 15 to the Consolidated Financial Statements.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Overview

GMAC is a leading global financial services firm with over $200 billion of assets and operations in 41 countries. Founded in 1919 as a wholly-owned subsidiary of General Motors Corporation, GMAC was established to provide GM dealers with the automotive financing necessary for the dealers to acquire and maintain vehicle inventories and to provide retail customers means by which to finance vehicle purchases through GM dealers. GMAC products and services have expanded beyond automotive financing and GMAC currently operates in three primary business segments — Financing, Mortgage and Insurance operations. Net income for these segments is summarized as follows:

Year ended December 31, ($ in millions)	2002	2001

Financing (a)	$1,239	$1,211
Mortgage	544	332
Insurance	87	209

Income before cumulative effect of accounting change	1,870	1,752
Cumulative effect of accounting change	—	34

Net income	$1,870	$1,786

Return on average equity	11.0%	12.0%

(a)	Includes North America and International automotive business segments, separately identified in Note 21 to the Consolidated Financial Statements.

GMAC earned net income of $1,870 million in 2002, a 7% increase from the $1,752 million earned in 2001, exclusive of the cumulative effect of accounting change due to the January 1, 2001 adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. All annual comparisons within this MD&A exclude the cumulative effect of this accounting change. Despite operating in challenging economic and capital market environments, 2002 earnings are an annual record for GMAC, with 2002 net income representing the eighth consecutive year of increase.

Net income from Financing operations totaled $1,239 million in 2002, an increase of $28 million from the $1,211 million earned in 2001. Increased earnings from higher asset levels more than offset higher credit loss provisions and wider borrowing spreads (in relation to United States Treasury securities) that have occurred primarily as a result of rating agency downgrades occurring in October 2001 and October 2002.

GMAC’s Mortgage operations earned a record $544 million in 2002, a 64% increase from the $332 million earned in 2001. The higher earnings reflect increased production volumes and higher servicing levels across each of GMAC’s three Mortgage companies. The results also reflect improved hedging results, which partially offset a decrease in the value of mortgage servicing rights.

Insurance operations generated net income of $87 million in 2002, a decrease of 58% from the $209 million earned in 2001. The overall reduction reflects a write-down of certain investment securities primarily due to the prolonged decline in equity markets, partially offset by improved underwriting results and a favorable income impact related to settlement with the IRS of closed tax years.

As summarized in the Supplementary Financial Data appearing on page 70, GMAC’s fourth quarter 2002 consolidated results totaled $524 million, representing a 20% increase from the $435 million earned in the fourth quarter of 2001 and a quarterly record. For the quarter, net income from Financing operations totaled $334 million, up from $251 million earned in the fourth quarter of 2001. Mortgage operations earned a quarterly record of $185 million in the fourth quarter, up from the $108 million earned in the fourth quarter of 2001. Insurance operations earned net income of $5 million in the fourth quarter of 2002, down from the $76 million earned in the same period of 2001.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Business Segments

GMAC offers financing, mortgage and insurance products and services to customers throughout the world.

GMAC Financial Services

Financing Operations	Mortgage Operations	Insurance Operations

Consumer Automotive Financing
  Retail Contracts and Leases
Commercial Financing
  Automotive Dealer Financing
  Automotive Fleet Financing
  Full Service Leasing
  Commercial Finance Group
    Asset Based Lending
    Equipment Finance
    Structured Finance
Factoring	GMAC Residential Holding Corp.
  Residential Real Estate Services
    Residential Mortgage Banking
    Asset Sale and Securitization
    Real Estate Brokerage Services
    Relocation Services
  GMAC Bank
GMAC Commercial Holding Corp.
  Commercial Mortgage Banking
  Asset Sale and Securitization
  Asset Management and
    Investment
  Investment Advisory Services
  Broker-Dealer Activities
GMAC-RFC Holding Corp.
  Residential Mortgage Banking
  Asset Sale and Securitization
  Warehouse Lending
  Business Lending
  Real Estate Investment
  Construction Lending
Broker-Dealer Activities	Automotive Care
  Extended Service Contracts
  Maintenance Contracts
  GAP Insurance
Commercial Insurance
  Automotive Dealer Inventory
    Insurance
  Property and Casualty Reinsurance
Personal Vehicle Insurance
  Automobile
  Recreational Vehicle
Motorcycle

Financing Operations

GMAC’s Financing operations offer a wide range of financial services and products (directly and indirectly) to retail automotive consumers, automotive dealerships, and other commercial businesses. These products and services include the purchase of installment sales contracts and leases, extension of term loans, floorplan financing and other lines of credit, and factoring of receivables.

Consumer Automotive Financing

GMAC provides vehicle financing to consumers through automotive dealerships around the world under the GMAC, GMAC Bank (formerly Opel Bank), Vauxhall Finance, Holden Financial Services, Saab Financial Services, On:Line Finance and Nuvell Credit brand names. The Company primarily deals with franchised General Motors dealers. In most cases, GMAC purchases retail installment sale contracts (retail contracts) and lease contracts (leases) for new and used vehicles from GM-affiliated dealers. In some markets outside the United States, GMAC is a direct lender to the consumer. For purposes of discussion in this Financing Operations section of this MD&A, the loans related to GMAC’s direct automotive lending activities are referred to as retail contracts. The following discussion centers on the Company’s operations in the United States, which are generally reflective of GMAC’s global business practices; however, certain countries have unique statutory or regulatory requirements that impact business practices. The effects of such requirements are not significant to the Company’s consolidated financial condition, results of operations or cash flows.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The following table summarizes GMAC’s new vehicle consumer financing volume and the Company’s share of GM retail sales.

	GMAC volume			Share of GM retail sales

Year ended December 31, (units in thousands)	2002	2001	2000	2002	2001	2000

GM vehicles
North America
Retail contracts	1,595	1,726	1,149	37%	40%	27%
Leases	535	534	833	12%	12%	19%

Total North America	2,130	2,260	1,982	49%	52%	46%
International (retail contracts and leases)	433	394	405	34%	29%	30%

Total GM vehicles	2,563	2,654	2,387	46%	47%	42%

Non-GM vehicles	78	64	53

Total consumer automotive financing volume	2,641	2,718	2,440

General Motors may elect to sponsor incentive programs (on both retail contracts and leases) by supporting financing rates below standard rates at which GMAC purchases retail contracts. Such purchase incentives are also referred to as rate support or subvention. General Motors pays the present value difference between the customer rate and GMAC’s standard rates either directly or indirectly to GM dealers. GMAC purchases these contracts at a discount and recognizes the discount into income over the life of the contract. GM may also provide incentives on leases by supporting residual values (established at lease inception) in excess of GMAC’s standard residual values and reimbursing the Company to the extent proceeds at termination are less than contract residual. Such lease incentives are also referred to as residual support, as further discussed in the Residual Risk Management portion of the Financing Operations section of this MD&A. The following table summarizes the percentage of the Company’s annual retail contract and lease volume that included GM sponsored incentives.

Year ended December 31,	2002	2001	2000

North America	84%	85%	86%
International	57%	50%	57%

GM’s decisions to use rate and residual incentives for marketing purposes on consumer retail contracts and leases can have a significant effect on the business of the Company. For example, in the mid-1990s, GM’s marketing efforts consisted primarily of rate and residual incentives on consumer leases. As a result, the Company’s lease portfolio increased from $11 billion in 1993 to $30 billion at the end of 1999. More recently, GM has used rate subvention on retail contracts to market vehicles in the United States, which has increased the Company’s consumer automotive retail contract portfolio by 64% over the past two years.

Consumer Credit Approval

Based on information provided by the dealer, the Company performs a credit review prior to purchasing a retail contract or lease from the dealer. As part of this process GMAC evaluates, among other things, the following factors:

•	The consumer’s credit history, including any prior experience with GMAC

•	The asset value of the vehicle and the amount of equity (downpayment) in the vehicle

•	The term of the retail contract or lease

GMAC uses a proprietary credit scoring system to support this credit approval process and to manage the credit quality of the portfolio. Credit scoring is used to differentiate credit applicants in terms of expected default rates. This enables the Company to properly evaluate credit applications for approval and to tailor the pricing and financing structure based on this assessment of credit risk. The credit scoring model is periodically reviewed and updated based on historical information and current trends. However, these actions by management do not eliminate credit risk. Improper evaluations of contracts for purchase could negatively affect the credit quality of the Company’s receivables portfolio, resulting in credit losses.

Prior to contract purchase, the Company verifies that:

•	Physical damage insurance is placed on the vehicle

•	A security interest is established in the vehicle (for retail contracts)

•	All required license fees, registration fees and initial taxes are paid

Servicing

The Company’s servicing activities consist of collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent in a payment, maintaining a perfected security interest in the financed vehicle, and monitoring physical damage insurance coverage of the vehicle. In the event that the customer fails to comply with the terms of the retail contract or lease, GMAC, after satisfying local legal requirements, is generally able to repossess the vehicle.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Consumer Credit Risk

Credit losses in the Company’s consumer automotive retail contract and lease portfolio are influenced by general business and economic conditions, such as unemployment, bankruptcy filings and used vehicle prices. The two components of the Company’s credit losses are frequency (i.e., the number of contracts that default) and severity (i.e., the magnitude of loss per occurrence of default). GMAC manages credit risk through its contract purchase policy and credit review process, including the proprietary credit scoring system.

The following table summarizes pertinent delinquency and loss experience in the consumer automotive retail contract portfolio. Consistent with the presentation in the Consolidated Balance Sheet, retail contracts presented in the table represent the principal balance of the finance receivable discounted for the unearned rate support received from General Motors. GM’s increased use of rate support in 2001 and 2002 has increased the effect that this discount has on losses when expressed as a percent of the net finance receivable balance.

					Percent of
					year-end retail
	Average	Annual credit losses,			contracts 30 days
	retail	net of recoveries			or more past due
	contracts
Year ended December 31, ($ in millions)	2002	2002	2001	2000	2002	2001

North America	$76,162	$757	$514	$309	2.00%	2.13%
		0.99%	0.97%	0.72%
International	8,499	86	61	70	3.54%	3.38%
		1.01%	0.83%	0.93%

Total managed (a)	84,661	843	575	379	2.32%	2.43%

Securitized amounts	(13,764)	(67)	(39)	(35)

Total on-balance sheet	$70,897	$776	$536	$344
		1.10%	1.04%	0.76%

(a) Managed includes both retail contracts held on-balance sheet for investment and retail contracts securitized and sold that the Company continues to service.

The Company’s allowance for credit losses is intended to cover management’s estimate of probable incurred losses in the portfolio (refer to the Critical Accounting Estimates section of this MD&A and Note 1 to the Consolidated Financial Statements for further discussion). The following table summarizes the applicable allowance for credit losses as a percentage of total on-balance sheet consumer automotive retail contracts.

December 31, ($ in millions)	2002	2001

Allowance for credit losses	$2,160	$1,675
	2.79%	2.52%

The Company’s consumer automotive leases are operating leases and exhibit different loss performance as compared to consumer automotive retail contracts. Credit losses on the operating lease portfolio are not as significant as losses on retail contracts because lease losses are limited to past due payments, late charges, and fees for excess mileage and excessive wear and tear. Since some of these fees are not assessed until the vehicle is returned, credit losses on the lease portfolio are correlated with lease termination volume. As further described in the Critical Accounting Estimates section of this MD&A, credit risk is accounted for within the overall depreciation and valuation of the operating lease asset. North American operating lease accounts past due over 30 days were 1.95% and 2.01% of the total portfolio at December 31, 2002 and 2001, respectively.

GMAC’s losses on consumer automotive retail contracts and leases have increased over the past few years despite relatively stable delinquencies and loss frequencies during the same period. The increased losses arise from an increase in loss severity attributable to weaknesses in used vehicle prices (which is further described in the following Lease Residual Risk section). Weaker used vehicle prices increase the loss per occurrence as the Company realizes less upon repossession and disposal of the underlying vehicle. This increase in severity is illustrated by an increase in the average loss incurred per contract in the United States, from $5,820 in 2000 to $7,703 in 2002, as calculated on only those new vehicle retail contracts with a loss. Despite a more adverse economic environment, the overall credit quality of the consumer automotive portfolios has remained strong, primarily due to the higher quality of contracts purchased over the past few years because of management’s decision to tighten the contract purchase policy in the late 1990s. In addition, the increased volume of GM rate supported contracts has further enhanced the portfolio credit quality. Typically, rate subvented contracts have stronger credit characteristics than non-incentivized contracts, as the former involve buyers who are more likely to have paid cash for the vehicles in the absence of the attractive financing rates.

Lease Residual Risk

With consumer leasing, GMAC purchases leases (and the associated vehicles) from dealerships. The purchase prices of the consumer leases are based on the negotiated price for the vehicle,

Management’s Discussion and Analysis
General Motors Acceptance Corporation

less vehicle trade-in or downpayment from the customer. Under the lease, the consumer is obligated to make payments in amounts equal to the purchase price, plus lease charges, less the projected residual value of the vehicle at lease maturity. The customer is also responsible for charges for past due payments, excess mileage, and excessive wear and tear.

In a consumer lease, the Company assumes ownership of the vehicle from the dealers. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease maturity. Typically, the vehicle is returned to GMAC for remarketing. The following summarizes GMAC’s methods of vehicle sale in the United States at lease termination, stated as a percentage of total lease vehicle disposals.

Year ended December 31,	2002	2001	2000

Auction (physical or Internet)	77%	72%	65%
Sale to dealer at a predetermined price	18%	22%	28%
Other (including option exercised by lessee)	5%	6%	7%

The Company primarily utilizes physical auctions and Internet auctions in disposing of vehicles.

•	Physical auctions — GMAC disposes of the majority of its off-lease vehicles, not purchased at termination, through official General Motors sponsored auctions. The Company is responsible for handling decisions at the auction, including arranging for inspections, authorizing repairs and refurbishment and determining whether bids received at auction should be accepted.

•	Internet auctions — In 2000, the Company began offering off-lease vehicles to GM dealers and affiliates through a proprietary Internet site. The Internet sales program was established to increase the net sales proceeds on off-lease vehicles by reducing the time between vehicle return and ultimate disposition (reducing holding costs) and broadening the number of prospective buyers (maximizing proceeds). GMAC maintains the Internet auction site, sets the pricing floors on vehicles, and administers the auction process. The Company earns a service fee for every sale. The Internet sales program has increased significantly since inception and was the remarketing channel for approximately 40% of 2002 off-lease vehicles disposed through auction in the United States.

GMAC bears the risk of loss to the extent that the value of the vehicle upon remarketing is below the residual value estimated at contract inception. GMAC primarily uses published residual guidebook values (primarily Automotive Lease Guide or ALG, in the United States) in establishing residual values at contract inception. These projected values may be upwardly adjusted as a marketing incentive if General Motors considers an above-market residual appropriate to encourage consumers to lease vehicles. Such residual support by GM results in a lower monthly lease payment by the consumer. General Motors reimburses GMAC for its portion of these increased residual values to the extent remarketing sales proceeds are less than contract residual at termination.

Residual Risk Management

The Company is exposed to residual risk on vehicles in the consumer lease portfolio. This lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles at lease termination will be lower than the projection of these values used in establishing the pricing at lease inception. The following factors most significantly influence lease residual risk:

•	Used vehicle market — The Company is at risk due to changes in used vehicle prices. General economic conditions, off-lease vehicle supply, and new vehicle market prices (of both GM and other manufacturers) most heavily influence used vehicle prices.

•	Initial residual value projections — As previously discussed, the Company establishes residual values at lease inception by consulting independently published guides. These values are projections of expected values in the future (typically between two to four years) based on current assumptions for the respective make and model. Actual realized values will likely differ.

•	GMAC’s remarketing abilities — GMAC’s ability to efficiently process and effectively market off-lease vehicles impacts the disposal costs and the proceeds realized from vehicle sales.

•	General Motors vehicle and marketing programs — GM influences lease residual results in the following ways:

>	GM reimburses GMAC for certain residual deficiencies on residual supported vehicles.

>	The brand image and consumer preference of GM products impact residual risk, as the Company’s lease portfolio consists primarily of GM vehicles.

>	GM marketing programs that may influence the used vehicle market for GM vehicles, through programs such as incentives on new vehicles, programs designed to encourage lessees to terminate their leases early (in conjunction with the acquisition of a new GM vehicle), and special rate used vehicle programs.

The following table summarizes the volume of lease terminations and resulting income impact in the United States (which represents approximately 70% of the Company’s operating lease portfolio) for the years indicated.

Year ended December 31,	2002	2001	2000

Volume of lease terminations (in units)	550,122	482,515	421,265
Net disposal gains (a) ($ in thousands)	$116,586	$137,322	$323,280
Average net gain per vehicle ($ per unit)	$212	$285	$767

(a)	Net disposal gains represent the difference between remarketing sales proceeds (including GM residual support) and the net carrying value of the asset at lease termination. Because disposal gains or losses are contemplated in the Company’s depreciation policy, such amounts are

Management’s Discussion and Analysis
General Motors Acceptance Corporation

included in depreciation expense in the Company’s Consolidated Statement of Income. Refer to the Critical Accounting Estimate section of this MD&A for further discussion.

GMAC’s off-lease vehicle results have deteriorated as a result of lower than expected vehicle values at lease termination. As previously discussed, this is largely attributable to weak used vehicle prices due to deteriorating economic conditions, excess supply of off-lease vehicles, and intense price pressure in the new vehicle market. These factors have adversely affected GMAC’s off-lease vehicle disposal results. These deteriorating results have been mitigated by GMAC’s aggressive use of the Internet in remarketing off-lease vehicles. This initiative has improved efficiency, reduced costs, and ultimately increased the net proceeds on the sale of off-lease vehicles.

Commercial Financing

Automotive Wholesale Dealer Financing

One of the most important aspects of GMAC’s Financing operations is supporting the sale of GM vehicles through “wholesale” or “floor plan” financing, primarily to finance purchases by dealers of new and used vehicles manufactured or distributed by General Motors and, less often, other vehicle manufacturers, prior to sale or lease to the ultimate customer. Wholesale represents the largest portion of the commercial financing business. Wholesale credit is arranged through lines of credit extended to individual dealers. In general, each wholesale credit line is secured by all vehicles owned by the dealer and, in some instances, by other assets owned by the dealer or the dealer’s personal guarantee.

The following table summarizes GMAC’s wholesale financing of new vehicles and the Company’s share of GM sales to dealers.

	GMAC volume			Share of GM sales to dealers

Year ended December 31, (thousands of units)	2002	2001	2000	2002	2001	2000

GM vehicles
North America	4,260	3,811	4,088	78%	77%	74%
International	1,885	1,875	1,895	95%	91%	92%

Total GM vehicles	6,145	5,686	5,983	83%	81%	79%

Non-GM vehicles	842	806	828

Total wholesale volume	6,987	6,492	6,811

Credit Approval

Prior to establishing a wholesale line of credit, GMAC performs a thorough credit analysis of the dealer. During this analysis, the Company:

•	Reviews credit reports, financial statements, and may obtain bank references,

•	Evaluates the dealer’s marketing capabilities,

•	Evaluates the dealer’s financial condition, and

•	Assesses the dealer’s operations and management.

Based on this analysis, the Company may approve the issuance of a credit line and determine the appropriate size. The credit lines represent guidelines, not limits, which dealers may exceed on occasion, an example being a dealer exceeding sales targets contemplated in the credit approval process. Generally, the size of the credit line is intended to be an amount sufficient to finance a 60-90 day supply of new vehicles and a 30-60 day supply of used vehicles.

Servicing and Monitoring

GMAC may demand payment of interest and principal on wholesale credit lines at any time. However, unless GMAC terminates the credit line or the dealer defaults, GMAC generally requires payment of the principal amount financed for a vehicle upon its sale or lease by the dealer to the customer. Ordinarily, a dealer has one to five days to satisfy the obligation based on risk and exposure of the account. Interest on floorplan financing is generally payable monthly. Most wholesale financing is structured to yield interest at a floating rate representing a reasonable spread relative to a benchmark interest rate. The spread for a particular dealer is based on, among other things, competitive factors, the amount and status of the dealer’s creditworthiness and various incentive programs.

A statement setting forth billing and account information is prepared by GMAC and distributed on a monthly basis to each dealer. Interest and other non-principal charges are billed in arrears and are required to be paid immediately upon receipt of the monthly billing statement. Dealers remit payments directly to a GMAC office, typically within geographic proximity to the dealer.

Dealers are assigned a credit category based on various factors, including capital sufficiency, financial outlook, and credit history. The credit category impacts the amount of the line of credit, the determination of further advances, and the management of the account. GMAC monitors the level of borrowing under each dealer’s account daily. When a dealer’s balance exceeds the credit

Management’s Discussion and Analysis
General Motors Acceptance Corporation

line, GMAC may temporarily suspend the granting of additional credit, increase the dealer’s credit line or modify the dealer’s credit category, following evaluation and analysis of the dealer’s financial condition and the cause of the excess.

GMAC personnel periodically inspect and verify the existence of dealer vehicle inventories. The timing of the verifications varies and no advance notice is given to the dealer. Among other things, verifications are intended to determine dealer compliance with the financing agreement and confirm the status of GMAC’s collateral.

Other Commercial Financing

GMAC provides other forms of financing for the automotive industry as well as for commercial companies in other industries. The following describes other financing markets and products of the Company:

•	Automotive dealer term loans — The Company makes loans to dealers to finance other aspects of the dealership business. These loans are typically secured by real estate, other dealership assets and occasionally the personal guarantees of the individual owner of the dealership.

•	Automotive fleet financing — Dealers, their affiliates and other companies may obtain financing to buy vehicles, which they lease or rent to others. These transactions represent GMAC’s fleet financing activities. GMAC generally has a security interest in these vehicles and in the rental payments. However, competitive factors may occasionally limit the security interest in this collateral. As of January 1, 2002, General Motors terminated programs in which GM provided a limited payment guarantee to GMAC and other lenders as consideration for providing fleet financing. Volume acquired prior to 2002 continues to be covered under the payment guarantee. At December 31, 2002, approximately 61 percent of GMAC’s fleet financing receivables were covered by the General Motors payment guarantee program.

•	Full service leasing — GMAC offers full service individual and fleet leasing products in Europe, Mexico and Australia. In addition to financing the vehicles, the Company offers maintenance, fleet, and accident management services, as well as fuel programs, short-term vehicle rental, title and licensing services.

•	Specialty lending — Through its Commercial Finance Group, the Company provides asset-based lending, equipment finance, structured finance and factoring services in the United States, United Kingdom and Canada to companies in the apparel, textile, automotive supplier and other industries.

Commercial Credit Risk

GMAC’s credit risk on the commercial portfolio is markedly different than that of its consumer portfolio. Whereas the consumer portfolio represents a homogeneous pool of retail contracts and leases that exhibit fairly predictable and stable loss patterns, the commercial portfolio exposures are less predictable. In general, the credit risk of the commercial portfolio is tied to overall economic conditions in the countries in which the Company operates. Further, GMAC’s credit exposure is concentrated in automotive dealerships (primarily GM dealerships), as approximately 70% of the commercial loan portfolio is related to this industry.

Credit risk is managed and guided by policies and procedures that are designed to ensure that risks are accurately assessed, properly approved and continuously monitored. Individual business units approve significant transactions and are responsible for credit risk assessments (including the evaluation of the adequacy of the collateral). Individual business units also monitor the credit risk profile of individual borrowers and the aggregate portfolio of borrowers – either within a designated geographic region or a particular product or industry segment. Corporate approval is required for transactions exceeding business unit approval limits. Credit risk monitoring is supplemented at the corporate portfolio level through a periodic review performed by the Company’s Chief Credit Officer.

The table below summarizes pertinent credit quality information for the commercial portfolio.

	Total	Impaired		Average	Annual credit losses,
	loans	loans (b)		loans	net of recoveries

Year ended December 31, ($ in millions)	2002	2002	2001	2002	2002	2001	2000

Wholesale	$38,877	$278	$195	$33,770	$(15)	$6	$7
		0.72%	0.61%		(0.04%)	0.02%	0.02%
Other commercial financing	18,016	731	599	19,901	170	262	35
		4.06%	2.81%		0.85%	1.17%	0.19%

Total managed (a)	56,893	1,009	794	53,671	155	268	42
Securitized amounts	(17,415)	—	—	(15,712)	—	—	—

Total on-balance sheet	$39,478	$1,009	$794	$37,959	$155	$268	$42
		2.56%	2.13%		0.41%	0.63%	0.10%

(a)	Managed includes loans held on-balance sheet for investment and loans securitized and sold that the Company continues to service.
(b)	Includes loans where it is probable that the Company will be unable to collect all amounts due according to the terms of the loan.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The Company’s allowance for credit losses is intended to cover management’s estimate of probable incurred losses in the portfolio (refer to the Critical Accounting Estimates section of this MD&A and Note 1 to the Consolidated Financial Statements for further discussion). The following table summarizes the applicable allowance for credit losses as a percentage of on-balance sheet commercial loans.

December 31, ($ in millions)	2002	2001

Allowance for credit losses	$567	$308
	1.44%	0.83%

Consistent with the overall deterioration in the United States economy, credit losses in the commercial portfolio and impaired loans have increased since 2000. The majority of the losses were concentrated in the Company’s Commercial Finance Group, which was established and has grown through acquisitions. Despite the continued “soft” economic environment in the United States, the Company does not expect that commercial portfolio losses will continue at the levels experienced in 2002 and 2001. However, future charge-offs and credit quality in the commercial portfolio are subject to uncertainties that may cause actual results to differ from management’s expectations.

Securitization Activities

The Company generally does not acquire retail contracts or originate commercial automotive finance loans with the original intent to sell or securitize such assets. Such intentions by management may subsequently change, as a part of the Company’s overall funding strategy, as further discussed in the Funding and Liquidity and the Off-balance Sheet Activities sections of this MD&A.

Results of Operations

The following table summarizes the operating results of the Company’s Financing operations for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other operating segments.

Year ended December 31,
($ in millions)	2002	2001	Change	%

Revenue
Consumer	$6,320	$5,385	$935	17
Commercial	1,545	2,383	(838)	(35)
Operating leases, net of depreciation	2,004	2,244	(240)	(11)

Total financing revenue	9,869	10,012	(143)	(1)
Interest and discount expense	(6,192)	(7,420)	1,228	17
Provision for credit losses	(1,789)	(1,347)	(442)	(33)

Net financing revenue	1,888	1,245	643	52
Other income	3,264	3,618	(354)	(10)
Noninterest expense	(3,185)	(2,974)	(211)	(7)
Income tax expense	(728)	(678)	(50)	(7)

Net income (a)	$1,239	$1,211	$28	2

Total assets	$190,801	$173,580	$17,221	10

(a)	Excludes cumulative effect of accounting change.

Despite challenging economic and capital market environments, GMAC’s Financing operations experienced income growth in 2002. The continued use of GM sponsored special rate financing programs in the United States fueled asset growth in the consumer retail contract portfolio. The favorable income generated from this asset growth was partially offset by increased credit loss provisions in both the consumer retail contract and commercial loan portfolios. In addition, results were negatively impacted by wider borrowing spreads primarily caused by rating agency downgrades in October 2001 and October 2002, along with overall market pressure on corporate credit spreads.

Total financing revenue decreased 1% as compared to 2001. Consumer revenue increased 17% due to an increase in the consumer retail contract portfolio as a result of GM sponsored retail incentive programs. Revenue from the commercial portfolio (which is primarily floating rate) decreased consistent with the general decrease in market interest rates during the period. Net operating lease revenue declined as the Company’s operating lease portfolio decreased. The continued decline in the operating lease portfolio coincides with GM’s marketing emphasis on rate incentives on retail contracts, as opposed to leasing incentives.

The decrease in interest and discount expense was consistent with the general market decrease in interest rates. However, the favorable impact from this decrease in interest rates was offset by an overall increase in debt used to fund asset growth. Additionally, interest expense was negatively impacted by the widening of the Company’s corporate credit spreads during 2002. As further discussed in the Funding and Liquidity section of this MD&A, the wider spreads resulted from a combination of rating agency downgrades and a weak corporate bond market.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

In 2002, the provision for credit losses increased by 33%, reflecting growth in the consumer retail contract portfolio and a difficult economic environment. As previously discussed in the Consumer Credit Risk section, the consumer portfolio was adversely affected by an increase in loss severity due to the weak used vehicle market in the United States. The increase in the loss provision on the commercial portfolio related to the non-automotive dealer portion of the portfolio, as discussed in the Commercial Credit Risk section.

Other income decreased 10% during the year. A portion of the decrease relates to a reduction in interest income on loans to GMAC subsidiaries, and to GM and affiliates, primarily caused by a reduction in interest rates. Additionally, decreases were caused by unfavorable market adjustments on the Company’s derivative financial instruments that do not qualify for hedge accounting (i.e., primarily interest rate swaps used to facilitate securitization transactions). These negative impacts were offset by higher full service leasing revenues, as the Company’s International Financing operations continued to expand this line of business, and higher income related to increased securitization activity and outstandings. In addition, during 2002 the Company adjusted tax-related accruals, resulting in a favorable income impact as open tax years were closed and settled with the IRS.

Total noninterest expense increased by 7% year over year. Increased pension and postretirement allocations from GM resulted in an increase in compensation expense. Vehicle maintenance costs in the growing international full service leasing business also contributed to the increase in noninterest expense.

Factors Affecting Future Results

The profitability of the Company’s Financing operations is impacted by general economic conditions in the countries where the Company conducts business (largely the United States). A downturn in economic conditions could result in a reduction of loan volume, and increases in portfolio credit losses, which would negatively affect profits. In addition, factors such as the liquidity of the global financial markets, interest rates, and the availability and cost of credit could impact the Company’s ability to effectively fund new business. There are no material seasonal factors that affect the quarterly results of GMAC’s Financing operations.

As the financing of GM manufactured vehicles comprises a substantial portion of the Company’s Financing operations, any protracted reduction or suspension of GM’s production or sales resulting from a decline in demand, work stoppage, governmental action, adverse publicity or other event could have a substantial unfavorable effect on the Company’s results of operations. Conversely, an increase in production or a significant marketing program could positively impact the Company’s results. Information about GM’s production and sales is disclosed in GM’s Annual Report on Form 10-K for the year ended December 31, 2002, filed separately with the United States Securities and Exchange Commission.

The Company’s Financing operations operate in a highly competitive environment. The Company’s principal competitors for consumer automotive financing are a large number of banks, commercial finance companies, savings and loan associations and credit unions. Commercial financing competitors are primarily comprised of other manufacturers’ affiliated finance companies, independent commercial finance companies and banks.

Mortgage Operations

GMAC Mortgage Group, Inc. (the Mortgage Group) is comprised of three wholly-owned subsidiaries: GMAC Residential Holding Corp (GMAC Residential), GMAC Commercial Holding Corp (GMAC Commercial Mortgage) and GMAC-RFC Holding Corp (RFC). The principal activities of the Mortgage Group involve the origination, purchase, servicing and securitization of consumer (i.e., residential) and commercial mortgage loans and mortgage related products. Typically, mortgage loans are originated and sold to investors in the secondary market.

Overview, Products and Services

Consumer

Consumer mortgage products include fixed-rate and adjustable-rate mortgages, including conforming and non-conforming products. Retail origination of consumer mortgage products includes conforming products acceptable to government agencies and government-sponsored enterprises (including Fannie Mae, Ginnie Mae and Freddie Mac) as well as non-conforming products such as high loan-to-value, home equity loans, lines of credit and loans in excess of the agency program caps (i.e., jumbos). In addition to retail origination, the Company acquires these and other products through broker and correspondent mortgage bankers.

Retail origination of consumer mortgage products occurs primarily through GMAC Residential, which provides residential real estate services nationwide. These services primarily involve the origination, sale and servicing of first and second lien residential mortgage loans and high loan-to-value mortgage loans. GMAC Residential’s products are offered to customers through retail and direct origination channels, which involve direct interaction with consumers through a retail branch network and direct lending centers. Mortgage loans are also originated through relationships

Management’s Discussion and Analysis
General Motors Acceptance Corporation

with third-party brokers and correspondent mortgage bankers. At December 31, 2002, GMAC Residential had approximately 1,100 retail loan officers (working through a network of origination offices located in 46 states) and relationships with approximately 1,900 third-party brokers and correspondent mortgage bankers.

Loans originated by GMAC Residential through the retail, direct and broker channels are processed and underwritten using an automated mortgage origination platform. As part of the underwriting process, GMAC Residential ensures that the loan meets certain qualifications for sale in the secondary markets. For loans that are originated through a correspondent mortgage banker, loan origination activities are performed by that correspondent and the loan is acquired by GMAC Residential, subject to secondary market criteria acceptance procedures.

GMAC Residential also provides bundled real estate services to consumers, including real estate brokerage services, full service relocation services, mortgage services and settlement services. Through GMAC Bank, which commenced operations in the United States in August 2001, GMAC Residential offers a variety of personal investment products to its customers, including consumer deposits, consumer loans and other investment services.

The origination of consumer mortgage products through broker or correspondent mortgage banker channels occurs primarily at RFC. RFC is engaged in several interrelated business lines, including mortgage origination and acquisition, investing, securitization and lending operations. RFC originates and acquires residential mortgage loans from correspondent sellers and brokers in the United States and Europe, and sells loans to public and private investors in the secondary market via whole loan sales and securitizations. In 2002, RFC issued its highest annual volume of asset- and mortgage-backed securities, totaling $35 billion. Residential mortgage loans originated and purchased include both prime and subprime first mortgages, as well as mortgages with second liens on residential property, including closed-end second mortgage loans and home equity lines of credit. At December 31, 2002, RFC had relationships with approximately 3,200 third-party brokers and correspondent mortgage bankers, maintained 50 offices in the United States, and had operations in Europe, Canada and Latin America.

Commercial

Commercial mortgage products are offered primarily through GMAC Commercial Mortgage. GMAC Commercial Mortgage performs a number of domestic and international commercial mortgage banking activities, including originating, financing, servicing and selling commercial mortgage loans, as well as issuing, purchasing and selling commercial mortgage-backed securities. The lending activities of GMAC Commercial Mortgage include long-term, interim and construction financing for commercial real estate projects and specialized financing products for customers in the healthcare and hospitality industries. GMAC Commercial Mortgage also performs investment advisory services for third-party institutional investors, such as life insurance companies and public and private pension funds. In addition, through its wholly-owned subsidiary GMAC Commercial Holding Capital Markets Corp (a registered broker-dealer and member of the National Association of Securities Dealers, Inc.), GMAC Commercial Mortgage is engaged in the business of underwriting, private placement, trading and selling of various securities, including tax exempt municipal securities, taxable debt securities and equity securities. Finally, GMAC Commercial Mortgage is involved in direct and indirect real estate investment, real estate syndication activities and asset management services. At December 31, 2002, GMAC Commercial Mortgage provided services through 92 offices in the United States and had operations in Europe, Asia, Canada and Mexico.

RFC also offers a number of commercial products and services. RFC’s warehouse lending activities provide interim financing, secured principally by mortgage collateral, to mortgage companies for the purchase or origination of mortgage loans pending sale to third-party investors. RFC also acquires seasoned or distressed mortgage loans and other real estate for resolution or resale, and manages portfolios of asset- and mortgage-backed securities acquired from unrelated bond issuers. In addition, RFC provides direct financing to homebuilders, both for construction purposes and through model home acquisition and leaseback arrangements. Finally, RFC operates a registered broker-dealer that trades asset- and mortgage-backed securities and other fixed income securities with dealers, brokers and other institutional investors.

Mortgage Loan Production, Sales and Servicing

The following summarizes the Mortgage Group origination volume for the periods indicated.

Year ended December 31,
($ in millions)	2002	2001

Consumer
Principal amount
Retail and direct channels	$41,376	$32,943
Correspondent/broker channel	$80,659	$54,747
Number of loans (in units)
Retail and direct channels	354,875	311,704
Correspondent/broker channel	546,775	449,642
Consumer product type
First mortgage prime	$98,139	$68,639
First mortgage subprime	$14,827	$10,452
Home equity loans, lines of credit and high loan-to-value	$9,069	$8,599
Commercial (including bond underwriting)
Principal amount	$20,737	$19,335
Number of loans (in units)	6,657	6,845

Typically, the Mortgage Group originates or purchases consumer and commercial mortgage loans with the intent to sell the loans in

Management’s Discussion and Analysis
General Motors Acceptance Corporation

the secondary market. The Company uses several off-balance sheet facilities to accumulate both residential and commercial mortgage loans or senior beneficial interests in mortgage loans pending permanent sale or securitization, as further discussed in the Off-balance Sheet Activities section of this MD&A. Conforming consumer mortgage loans are generally sold through transactions with government agencies and government-sponsored enterprises, such as Fannie Mae, Freddie Mac and Ginnie Mae; non-conforming consumer prime and subprime loans, home equity loans and other residential mortgage-related products are generally sold through the issuance of asset- and mortgage-backed securities; and commercial mortgage loans are generally sold to private and public investors, often through the issuance of commercial mortgage-backed securities.

In connection with the sale or securitization of certain consumer and commercial mortgage loans, the Company generally retains an investment in the assets sold through the purchase of interest-only, principal-only, investment grade, non-investment grade, unrated (subordinate) or other classes of asset- or mortgage-backed securities. Certain loans sold by the Company in the secondary market are subject to recourse in the event of borrower default on these mortgage loans.

When the Company sells mortgage loans to investors in the secondary market, it generally retains the right to service the loans sold in exchange for a servicing fee. The servicing fee is normally expressed as an annual percentage of the unpaid principal balance of the loan and is collected over the life of the loan as payments are received from the borrower. Typically, a servicing agreement sets forth the loan servicing functions to be provided by the servicer, including billing and collecting borrowers’ monthly payments; remitting amounts due to investors, insurers and taxing authorities; maintaining custodial bank accounts; default management and foreclosure procedures; and other related activities. The present value of the anticipated cash flows received for servicing the loan, net of the estimated costs of servicing the loan, is capitalized on the Company’s Consolidated Balance Sheet as a mortgage servicing right asset. Refer to the Critical Accounting Estimates section of this MD&A for further discussion.

The Company’s mortgage servicing activities include primary servicing, master servicing and special servicing. Primary servicing involves the servicing of individual loans, which principally includes collecting payments from borrowers and passing these payments through to agents of the final investors in these loans. Master servicing involves the servicing of asset- and mortgage-backed securities, including the collection of loan payments in the aggregate from various primary servicers for distribution to the investors in the issued securities. Special servicing entails default management activities associated with sub- and non-performing residential loans or default management activities associated with collateral securities from commercial mortgage-backed securities transactions.

The following summarizes the Mortgage Group servicing portfolio for the periods indicated.

Year ended December 31,	2002	2001

Unpaid principal balance of servicing portfolio ($ in millions)
Consumer
First mortgage prime	$222,010	$211,772
First mortgage subprime	$20,559	$19,102
Home equity loans, lines of credit and high loan-to-value	$14,845	$14,804
Commercial	$160,937	$134,583
Investor composition ($ in millions)
Agency	$174,785	$169,411
Private investor	$184,690	$181,250
Owned/other	$58,876	$29,600
Number of loans serviced (in units)
Consumer	2,590,196	2,619,657
Commercial	55,232	54,115
Average loan size ($ per loan)
Consumer	$99,380	$93,783
Commercial	$3,279,450	$2,196,598
Weighted average servicing fee (basis points)
Consumer	37	38
Commercial	8	8

Mortgage Banking Key Risks and Risk Management

The major risks in mortgage banking are interest rate risk (including loan prepayment risk) and credit risk. These risks significantly affect the carrying amounts of mortgage loans, mortgage servicing rights and asset- and mortgage-backed securities.

Interest Rate and Loan Prepayment Risk

An interest rate lock commitment binds the Company to lend funds to the potential borrower at a future point in time at a set interest rate, regardless of whether market interest rates change prior to closing. As a result, the Company bears interest rate risk on locked loans during this period between rate-lock and closing (also known as the “pipeline” period). Additionally, fixed rate mortgage loans held in the mortgage warehouse facilities prior to sale are exposed to interest rate risk. As market interest rates fluctuate, the fair value of the loans in the pipeline and warehouse will increase or decrease. The Company also bears interest rate risk related to investments in certain asset- and mortgage-backed securities, which are carried at estimated fair value. To mitigate interest rate risk, the Company invests in derivative financial instruments that are expected to experience changes in fair value opposite to those of the hedged asset, thus minimizing earnings volatility.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The fair value of mortgage servicing rights is significantly affected by actual and anticipated borrower prepayment rates, which are primarily driven by changes in market interest rates, home price appreciation and other factors. Consumer mortgage loans typically allow the borrower to prepay their mortgage at any time without penalty. Generally, when market interest rates decline and other factors favorable to prepayments exist, an increase in borrower prepayments occurs, as customers refinance existing mortgages under more favorable interest rate terms. When a mortgage loan is prepaid, or when loans are expected to prepay earlier than originally expected, the anticipated cash flows associated with servicing such loans are terminated or reduced, resulting in a reduction, or impairment, to the fair value of the capitalized mortgage servicing right.

The Company is also exposed to prepayment risk on investments in interest-only asset- and mortgage-backed securities, which are carried at estimated fair value. As with mortgage servicing rights, the anticipated cash flows associated with an interest-only security are terminated or reduced in a period of higher than expected mortgage prepayments, resulting in a reduction, or impairment, to the fair value of the security.

To mitigate the prepayment risk inherent in both mortgage servicing rights and interest-only securities, and thus minimize earnings volatility, the Company invests in derivative financial instruments and a portfolio of securities designated as available for sale that are expected to experience opposite and largely offsetting changes in fair value in response to interest rate changes. To the extent that actual borrower prepayments do not occur as predicted by the Company’s prepayment models, changes in hedge values may not closely correlate, giving rise to hedge ineffectiveness, which results in earnings volatility.

The Company’s mortgage loan origination and acquisition channels also serve to offset the impact associated with mortgage prepayments. The Company generally experiences increased loan production (and, therefore, increased loan sale and securitization activity) in periods of lower interest rates, which may result in increased recognition of gains on sale of mortgage loans and increased realized gains from the capitalization of mortgage servicing rights. Thus, production activity provides a “natural hedge” for the impairment in the carrying values of mortgage servicing rights and of interest-only securities. The Company’s consumer mortgage replenishment rate (i.e., the ratio of loan principal originated to loan principal repaid) approximated 109% at December 31, 2002.

Credit Risk

As previously discussed, the Company generally sells mortgage loans to third parties in the secondary market subsequent to origination or purchase. While loans are held in mortgage inventory prior to sale in the secondary market, the Company is exposed to credit losses on the loans. In addition, the Company bears credit risk through investments in subordinate loan participations related to certain consumer and commercial mortgage loans sold to third parties through off-balance sheet financing arrangements. Management estimates credit losses for mortgage loans held for sale and subordinate loan participations and records a valuation allowance when losses are considered probable and estimable. The valuation allowance is included as a component of the estimated fair value and carrying amount of mortgage loans held for sale. As previously discussed, certain loans that are sold in the secondary market are subject to recourse in the event of borrower default. Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes an allowance for foreclosure losses that it believes is sufficient to cover incurred foreclosure losses in the portfolio.

The Company periodically acquires or originates certain loans held for investment purposes. Additionally, certain loans held as collateral for securitization transactions (treated as financings) are also classified as mortgage loans held for investment. The Company has the intent and ability to hold these loans for the foreseeable future. The Company bears all or a material portion of the risk of credit loss on mortgage loans held for investment throughout the holding period of the loan. Credit risk on mortgage loans held for investment is managed and guided by policies and procedures that are designed to ensure that risks are accurately assessed, properly approved and continuously monitored. Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes an allowance for credit losses which is considered sufficient to cover probable incurred credit losses in the portfolio of mortgage loans held for investment.

The Company also bears credit risk related to investments in certain asset- and mortgage-backed securities, which are carried at estimated fair value on the Company’s Consolidated Balance Sheet. Typically, the Company’s non-investment grade and unrated asset- and mortgage-backed securities provide credit support and are subordinate to the higher-rated senior certificates in a securitization transaction. The Company retained a substantial portion of the first loss position associated with collateral related to securitized mortgages, collateralized debt obligations and tax-exempt bonds totaling $36.9 billion, $63.2 billion and $1.2 billion, respectively, at December 31, 2002.

The Company is also exposed to risk of default by banks and financial institutions that are counterparties to derivative financial instruments. These counterparties are typically rated single A or above. This credit risk is managed by limiting the maximum exposure to any individual counterparty.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Results of Operations

The following table summarizes the operating results of the Company’s Mortgage operations for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other operating segments.

Year ended December 31,
($ in millions)	2002	2001	Change	%

Revenue
Total financing revenue	$2,059	$1,441	$618	43
Interest and discount expense	(1,064)	(1,074)	10	1
Provision for credit losses	(239)	(125)	(114)	(91)

Net financing revenue	756	242	514	212
Mortgage servicing fees	1,347	1,219	128	11
MSR amortization and impairment	(2,314)	(1,113)	(1,201)	(108)
MSR risk management activities	961	(121)	1,082	894
Gains on sales of loans	1,601	1,444	157	11
Other income	1,239	1,287	(48)	(4)
Noninterest expense	(2,702)	(2,327)	(375)	(16)
Income tax expense	(344)	(299)	(45)	(15)

Net income (a)	$544	$332	$212	64

Investment securities	$7,655	$4,947	$2,708	55
Loans held for sale	14,563	10,187	4,376	43
Loans held for investment, net	20,694	7,979	12,715	159
Mortgage servicing rights	2,683	4,840	(2,157)	(45)
Other assets	7,862	6,110	1,752	29

Total assets	$53,457	$34,063	$19,394	57

(a)	Excludes cumulative effect of accounting change.

Interest rates, including those on originated for 15- and 30-year residential mortgages, declined for most of the year ended December 31, 2002, leading to record mortgage industry refinancing and production volume. The Mortgage Group contributed to these records with production volume reaching a record of $142.8 billion. Consumer mortgage production increased 39% over 2001, to $122.0 billion, and commercial mortgage production (including investment banking) increased 7% to $20.7 billion. The strength of the residential real estate market in 2002 also benefited the Mortgage Group’s franchised and company-owned real estate brokerage operations, which experienced significant net profit improvement.

While positive for production volumes, the decline in interest rates adversely impacted the value of the Company’s mortgage servicing rights. The decline in market interest rates increased actual and anticipated mortgage refinance activity, resulting in a reduction in the expected future cash flows that support the carrying value of the mortgage servicing rights. As a result, for the year ended December 31, 2002, the Company recognized amortization and impairment charges of $2,314 million, compared to $1,113 million for 2001. However, an improved hedging strategy implemented in 2002 resulted in recognized gains and net interest income of $961 million on related derivative financial instruments designated as hedges ($363 million), derivatives held for mortgage servicing right risk mitigation ($110 million) or excluded from the hedge effectiveness determination ($212 million), and net gains realized on available for sale investment securities held to economically manage the interest rate risk associated with mortgage servicing rights ($276 million). Net losses of $121 million were recognized in 2001 related to the hedge strategy. The increased amortization and impairment, combined with hedge-related valuation reductions, reduced the fair value of mortgage servicing rights, net of purchases and sales, to $2,683 million at December 31, 2002, from $4,840 million at December 31, 2001. The $2,708 million increase in investment securities at December 31, 2002 over December 31, 2001 primarily reflects the addition of $2,128 million of United States Treasury securities held to economically manage the interest rate risk of the mortgage servicing rights.

During the year ended December 31, 2002, the Mortgage Group structured $12.1 billion of securitizations that were accounted for as financing transactions instead of transactions qualifying as sales, as compared to $1.2 billion during 2001. The mortgage loans collateralizing the debt securities for these secured financings are included in finance receivables and loans in the Company’s Consolidated Balance Sheet, and the debt securities payable to bondholders of these securitizations are included in debt. While the economic value to the Company of a transaction structured as an on-balance sheet financing is substantially the same as an off-balance sheet sale, the accounting treatment is significantly different. The secured financing treatment replaces the up-front gain recorded upon sale with interest revenue recognized over the life of the underlying loans, in general alignment with the interest payments on the debt. As a result, consumer financing revenue increased significantly to $631 million in 2002, compared to $68 million in 2001. Additional effects of this accounting treatment include significantly increased year-end balances for loans and debt, increased provision for credit losses (corresponding to the credit losses incurred on the loans) and increased interest expense on the debt securities.

Commercial financing revenue also increased in 2002, primarily resulting from increased construction lending for real estate projects. The slight decrease in year-over-year interest expense in 2002 reflects the impact of lower market interest rates, offset by a significant increase in debt outstanding to fund asset growth, (including debt securities related to the secured financing transactions). The increase in non-interest expenses primarily reflects increased compensation costs corresponding to growth in the number of employees, commensurate with business growth.

Loans held for sale increased by $4,376 million from December 31, 2001 to December 31, 2002, reflecting higher than expected December production volume, resulting in a temporary increase in loan inventory pending sale at year-end. Other assets also increased year-over-year, resulting from increases in

Management’s Discussion and Analysis
General Motors Acceptance Corporation

subordinate loan participations, servicing advances, and equity investments.

Factors Affecting Future Results

The Mortgage Group’s earnings are sensitive to general business and macro-economic trends and conditions, including changes in short-and long-term interest rates, inflation, unemployment and bankruptcy rates.

The Mortgage Group operates in a highly competitive environment and faces significant competition from commercial banks, savings institutions, mortgage companies, and other financial institutions. In addition, the Mortgage Group’s earnings are subject to volatility due to seasonality inherent in the mortgage banking industry and volatility in interest rate markets. Finally, many of the Mortgage Group’s core business activities are subject to state, local and federal regulations in a number of jurisdictions (both domestically and abroad). Changes in legislation and regulation may occur which could have an adverse impact on the Mortgage Group’s business and future earnings.

Insurance Operations

GMAC Insurance Holdings, Inc (GMAC Insurance), conducts operations in the United States, Canada, Mexico, Europe, Latin America and Asia-Pacific through Motors Insurance Corporation (MIC), the primary insurance company in the group, and other insurance and non-insurance subsidiaries. The subsidiaries operate and market under the GMAC Insurance common brand. GMAC Insurance insures and reinsures automobile service contracts, personal automobile insurance coverages (ranging from preferred to non-standard risks) and selected commercial insurance coverages.

Overview, Products and Services

GMAC Insurance is one of the world’s largest underwriters of automotive extended service and maintenance contracts. Such contracts offer vehicle owners and lessees mechanical repair protection and extended roadside assistance for new and used vehicles beyond a manufacturer’s new vehicle warranty. These contracts are marketed through automobile dealerships and on a direct response basis, covering virtually all vehicle makes and models. A significant portion of vehicle service contracts cover vehicles manufactured by General Motors. GMAC Insurance also sells Guaranteed Asset Protection (GAP) insurance which allows the insured recovery of a specified economic loss beyond insured value.

GMAC Insurance assumes reinsurance primarily in the United States market through its subsidiary, GMAC RE, which underwrites diverse property and casualty risks. Reinsurance coverage is primarily insurance for insurance companies, designed to stabilize their results, protect against unforeseen events, and facilitate business growth. Commercial lines coverage is primarily insurance for dealer vehicle inventories. MIC also sells speciality products, such as collateral protection to GMAC on certain vehicles securing GMAC retail installment contracts.

The personal lines operation primarily provides physical damage and liability insurance coverages for automobiles, recreational vehicles, and motorcycles. Personal lines policies are offered on a direct response basis through affinity groups, worksite programs, and the Internet, and through an extensive network of independent agencies. Automobile and motorcycle coverages are offered to non-standard, standard and preferred drivers. The personal lines group operates in 48 states and the District of Columbia in the United States, with a significant amount of business written in Michigan, North Carolina and Florida.

International operations primarily in Europe, Mexico, South America, and the Asia-Pacific region offer insurance products and services through local subsidiaries, primarily Car Care Plan and ABA Seguros. Car Care Plan provides vehicle automobile mechanical protection programs to manufacturers and dealers, and is a leader in the extended service contract market in Europe. Car Care Plan also operates in Mexico, Brazil, and Australia. ABA Seguros, one of Mexico’s largest automobile insurers, was acquired in January 2002, and underwrites personal automobile insurance and certain commercial business coverages exclusively in Mexico. MIC also sells auto insurance in Ontario and Quebec, Canada.

Key Risks Associated with Insurance Operations

The following are the significant business risks within the Insurance operations.

Reserves for Losses and Loss Adjustment Expenses

The most significant risks relate to the reserves for losses and loss adjustment expenses, which represents the accumulation of estimates for reported losses and a provision for losses incurred but not reported, including loss adjustment expenses. The risks relating to estimating losses apply to both business written on a current basis by GMAC Insurance, as well as policies written and fully earned in prior years, to the extent there continue to be outstanding and open claims in the process of resolution. These risks are generally mitigated by employing or engaging individuals with claim settlement experience to determine loss reserves, and using qualified actuaries to assist in establishing reserves for claims incurred but not reported, and expenses associated with reported claims. As the determination of the reserves for insurance losses and loss adjustment expenses constitutes a critical accounting estimate of the Company, it is further described in the Critical Accounting Estimates section of this MD&A, beginning on page 24.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Unearned Premium and Service Revenue

The liability for unearned premium and service revenue represents the amount of premium and revenue written and in force applicable to the unexpired portion of the extended service contract and insurance policy term. The financial reporting risk inherent in these reserves is the adequacy of the reserves to cover future losses and expenses and premium refunds due to policy cancellation. This risk is associated with the original pricing and underwriting of the individual insurance policy. Pricing of a class of business is generally based on analysis of expected losses using historical experience and anticipated future trends. Underwriting is an assessment of a particular risk and determination of the acceptability of the risk, as well as a categorization of the risk for determining the applicable pricing. Pricing and underwriting are dependent on estimates and therefore involve risk that is mitigated through employing or engaging individuals with experience relating to the individual type of business or actuarial science training relating to insurance pricing. GMAC Insurance’s products (excluding extended vehicle service contracts) are generally short-term policies (i.e., 6 or 12 months) with unearned premium and service revenue equivalent to the remaining pro rata portion of premiums and revenues written. For multi-year auto policies written by ABA Seguros, premiums are generally earned over the three-year policy period on a pro rata basis.

Valuation of Investment Securities

Proceeds from premiums and other revenue sources, are invested in a portfolio of equity and fixed income securities from which future claim payments will be made as claims are settled. Investment income related to the securities is recorded in earnings in the period during which it is earned. Investment securities are classified by GMAC Insurance management as available for sale and carried at estimated fair value, with unrealized gains or losses (excluding other than temporary impairments) included in other comprehensive income, a component of shareholder’s equity. Fair value is estimated by management using available market information, various valuation methodologies and through consultation with investment managers. These estimates, including evaluating market declines as temporary or other than temporary, are subjective in nature and involve uncertainties and matters of judgment, including consideration of management’s ability and intent to hold securities for the foreseeable future. Accordingly, the estimates of fair value are not necessarily indicative of the amounts GMAC Insurance could realize in a current market exchange. The use of different assumptions, judgments, and estimation methodologies may have a material effect on the estimated fair value.

Results of Operations

The following table summarizes the operating results of GMAC Insurance for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other operating segments.

Year ended December 31,
($ in millions)	2002	2001	Change	%

Insurance premiums and service revenue earned	$2,695	$2,254	$441	20
Investment income	50	302	(252)	(83)
Other income	129	80	49	61

Total revenue	2,874	2,636	238	9
Insurance losses and loss adjustment expenses	(2,033)	(1,711)	(322)	(19)
Acquisition and underwriting expense	(678)	(577)	(101)	(18)
Premium and other expense	(77)	(69)	(8)	(12)

Income before income taxes	86	279	(193)	(69)
Income tax expense	1	(70)	71	101

Net income (a)	$87	$209	$(122)	(58)

Total assets	$8,722	$7,406	$1,316	18

(a)	Excludes cumulative effect of accounting change.

Net income from Insurance operations totaled $87 million in 2002, $122 million (58%) lower than 2001 earnings of $209 million. The decrease was attributed mainly to net capital losses incurred in 2002, which included the writedown of certain investment securities, partially offset by improved underwriting results and a lower effective tax rate due to the adjustment of accruals related to certain tax issues.

Insurance premiums and service revenue earned at GMAC Insurance and its subsidiaries totaled $2,695 million in 2002 compared with $2,254 million in 2001. The increase over 2001 is due primarily to increased volumes and revenue per contract in vehicle service contracts, rate increases in personal automobile policies and revenue derived from ABA Seguros.

The reduction in investment income was attributable to net capital losses and other than temporary impairment in the investment portfolio. GMAC Insurance incurred net capital losses of $195 million in 2002, compared with net capital gains of $85 million in 2001. The net capital losses in 2002 are mainly attributable to the absence of security sales and the related gains historically realized, and recognition of other than temporary impairment of certain securities. During 2002, a significant number of securities in the portfolio had market values significantly below the cost basis for an extended period of time. Management performed analyses of individual securities and concluded that those for which recovery to cost was not foreseeable were other than temporarily impaired. The carrying values of these securities were written down to market value, with the resulting loss recognized in earnings. Impairment of securities, primarily equity securities, aggregated $192 million in 2002. Impairment of securities was not significant in 2001.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Total expenses amounted to $2,788 million in 2002 and $2,357 million in 2001. The increase in 2002 is primarily attributable to insurance losses and loss adjustment expenses, coupled with acquisition and underwriting expenses (including commissions). These components of expenses increased commensurately with higher business volumes. GMAC Insurance incurred losses in 2002 of $1 million related to asbestos and environmental exposures associated with an insurance pool participation that originated during the 1970s and other environmental claims. No similar losses were experienced in 2001.

In 2002, GMAC Insurance began writing a majority of vehicle service contracts in its wholly owned non-insurance company as an obligor. This business practice change results in the use of the gross method of accounting. Accordingly, there is a prospective increase in unearned revenue, decrease in unearned premium, increase in deferred policy acquisition costs and related amortization, and associated deferred tax amounts. This trend will continue until service contracts under this new business practice reach a steady state and premiums are fully earned from contracts written prior to 2002.

Factors Affecting Future Results

GMAC Insurance’s business and earnings are sensitive to general business and macro-economic trends and conditions, including changes in securities markets, new vehicle sales, changes in manufacturers’ warranty programs and economic indicators such as unemployment and inflation rates, including industry segments which impact claim settlement costs such as vehicle repair parts prices and medical cost inflation in the United States and certain local economies in which it conducts business. GMAC Insurance owns a diversified portfolio of investment securities totaling $5.1 billion at December 31, 2002, with net unrealized gains of $222 million at December 31, 2002. Securities with unrealized losses are predominantly equity securities of companies in a variety of industries. To the extent that market values do not strengthen, unrealized losses may be assessed by management in future periods to be other than temporary, which could have an adverse effect on earnings.

GMAC Insurance operates in a highly competitive environment and faces significant competition from insurance carriers, reinsurers, third party administrators, brokers, and other insurance-related companies. Competition in the property casualty markets in which GMAC Insurance operates consists of large multi-line companies and smaller specialty carriers. None of these companies, including GMAC Insurance, holds a dominant position overall in these markets. There are no material seasonal factors that affect the quarterly results of GMAC Insurance.

GMAC Insurance operates in a highly regulated environment for most of its business lines, and its insurance subsidiaries are subject to regulation in the United States, Canada, Mexico and England. Changes in legislation and regulation may occur which could have an adverse impact on its business and future earnings.

Critical Accounting Estimates

Accounting policies are integral to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain judgments and assumptions, based on information available at the time of the financial statements in determining accounting estimates used in the preparation of such statements. GMAC’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements. Critical accounting estimates are described in this section. Accounting estimates are considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and if different estimates reasonably could have been used in the reporting period or changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on the Company’s financial condition, results of operations or cash flows. Management of the Company has discussed the development, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company’s disclosure relating to these estimates.

Determination of the Allowance for Credit Losses

The allowance for credit losses is management’s estimate of probable incurred losses in the Company’s consumer and commercial finance receivable and loan portfolios held for investment. Management periodically performs detailed reviews of these portfolios to determine if impairment has occurred and to assess the adequacy of the allowance for credit losses, based on historical and anticipated trends and other factors affecting credit losses. Additions to the allowance for credit losses are made by charges to the provision for credit losses; amounts deemed to be uncollectible are charged directly against the allowance for credit losses. Determination of the allowance for credit losses requires management to exercise significant judgment about the timing, frequency and severity of credit losses, which could materially affect the provision for credit losses and therefore, net income. The methodology for determining the amount of the allowance differs for consumer and commercial portfolios.

The consumer portfolios consist of smaller-balance, homogeneous contracts and loans, divided into two broad categories — automotive retail contracts and residential mortgage loans. Each of these portfolios is further divided into several pools (based on contract type, underlying collateral, geographic location, etc.), which are collectively evaluated for impairment. The allowance for credit

Management’s Discussion and Analysis
General Motors Acceptance Corporation

losses is established through a process that begins with estimates of probable incurred losses in each pool, based upon analytics and various statistical analyses, including migration analysis, in which historical loss experience, believed by management to be indicative of the current environment, is applied to the portfolio to estimate incurred losses. In addition, management considers the overall portfolio size and other portfolio indicators (i.e., delinquencies, portfolio credit quality, etc.) as well as general economic and business trends that management believes are relevant to estimating incurred losses.

The commercial loan portfolio is comprised of larger-balance, non-homogeneous exposures within both the Company’s Financing and Mortgage operations. These loans are evaluated individually and are risk graded based upon borrower, collateral and industry-specific information that management believes is relevant to determining the occurrence of a loss event and measuring impairment. Management establishes specific allowances for commercial loans determined to be individually impaired. The allowance for credit losses is estimated by management based upon the borrower’s overall financial condition, financial resources, payment history, and, when appropriate, the estimated realizable value of any collateral. In addition, management considers other factors such as economic, industry and geographic trends as well as industry concentrations in estimating the allowance for credit losses for the commercial loan portfolio.

The determination of the allowance for credit losses is influenced by several assumptions. The critical assumptions underlying the allowance for credit losses include: (1) segmentation of loan pools based on common risk characteristics; (2) identification and estimation of portfolio indicators and other factors that management believes are key to estimating incurred credit losses; and (3) evaluation by management of borrower, collateral and geographic information. Management monitors the adequacy of the allowance for credit losses and makes adjustments as the assumptions in the underlying analyses change, to reflect an estimate of incurred credit losses as of the reporting date, based upon the best information available at that time.

Management has consistently applied the estimation methodologies discussed above for each of the three years in the period ended December 31, 2002. At December 31, 2002, the allowance for credit losses was $3.1 billion, compared to $2.2 billion at December 31, 2001. The provision for credit losses was $2.0 billion for the year ended December 31, 2002, as compared to $1.5 billion for 2001 and $0.6 billion for 2000. The increases in the allowance for credit losses and related provision were attributable to overall growth in the portfolios, as well as an increase in expected credit losses related to the general decline in economic conditions in which the Company has portfolio exposures (most notably the United States), as well as an observed trend in the increase in loss severity in the consumer automotive retail contract portfolio largely attributable to continued weaknesses in used vehicle prices in the United States.

The $3.1 billion allowance established for expected credit losses as of December 31, 2002 represents management’s estimate of incurred credit losses in the portfolios based on assumptions management believes are reasonably likely to occur. However, since this analysis involves a high degree of judgment, the actual level of credit losses will vary depending on actual experiences in relation to these assumptions. Accordingly, management estimates a range of reasonably possible incurred credit losses within the consumer and commercial portfolios. Management maintains an allowance for credit losses that it believes represents the best estimate of the most likely outcome within that range.

Valuation of Automotive Lease Residuals

GMAC’s Financing operations have significant investments in the residual values of vehicles in its operating lease portfolio. Residual value represents an estimate of the market value of the vehicle at the end of the lease term, which typically ranges from two to four years, using independently published residual values at contract inception (as further described in the Lease Residual Risk and Residual Risk Management discussions within the Financing Operations section of this MD&A). The customer is obligated to make payments during the term of the lease down to contract residual. However, since the customer is not obligated to purchase the vehicle at the end of the contract, GMAC is exposed to a risk of loss to the extent that the value of the vehicle is below the residual value estimated at contract inception. Management periodically performs a detailed review of the estimated realizable value of leased vehicles to assess the appropriateness of the carrying value of lease residuals.

To account for residual risk, the Company depreciates the automotive operating lease assets to estimated realizable value at the end of the lease on a straight-line basis over the lease term. The estimated realizable value is initially based on the residual value established at contract inception. Over the life of the lease, management evaluates the adequacy of its estimate of the realizable value and may make adjustments to the extent the expected value of the vehicle at lease termination changes. Any such adjustments would result in a change (acceleration) in the depreciation rate of the lease asset, thereby reducing the carrying value of the operating lease asset. Overall business conditions (including the used vehicle market), GMAC’s remarketing abilities, and GM’s vehicle and marketing programs may cause management to adjust initial residual projections (as further described in the Residual Risk Management discussion in the Financing Operations section of this MD&A). Depreciation expense is adjusted to the extent there is a difference in the proceeds (including residual subvention payments from GM) realized at vehicle disposal and the carrying value of the lease asset.

The Company’s depreciation methodology on operating lease assets considers management’s expectation of the value of the vehicles upon lease termination, which is based on numerous assumptions and factors influencing used automotive vehicle

Management’s Discussion and Analysis
General Motors Acceptance Corporation

values. The critical assumptions underlying the estimated carrying value of automotive lease assets include: (1) estimated market value information (e.g., ALG) obtained and used by management in estimating residual values, (2) proper identification and estimation of business conditions, (3) GMAC’s remarketing abilities, and (4) GM’s vehicle and marketing programs.

Management has consistently applied this estimation methodology described above for each of the three years in the period ended December 31, 2002. GMAC’s net investment in operating leases totaled $24.2 billion (net of accumulated depreciation of $7.3 billion) at December 31, 2002, as compared to $25.2 billion (net of accumulated depreciation of $7.7 billion) at December 31, 2001. Depreciation expense for the year ended December 31, 2002 was $4.8 billion, as compared to $4.9 billion for 2001 and $5.2 billion in 2000. The decrease in the automotive operating lease assets and related depreciation was primarily due to a general decline in the lease portfolio, as GM continued to shift marketing incentives away from leasing and toward retail sales. During the year, the Company did not make any material adjustments to the assumptions underlying the automotive operating lease depreciation methodology. However, the net gain realized upon disposal of off-lease vehicles in the United States decreased to $117 million for the year ended December 31, 2002, from $137 million in 2001 and $323 million in 2000, despite an increase in the volume of terminated vehicles. The decrease in the gain was caused by a combination of higher ALG residual value projections at contract inception than values actually realized upon remarketing, and a general observed weakening of used vehicle prices (which is further described in the Residual Risk Management discussion in the Financing Operations section of this MD&A). Net disposal gains are included in depreciation expense because such gains are contemplated in the depreciation policy.

Valuation of Mortgage Servicing Rights

Mortgage servicing rights represent the capitalized value of expected future cash flows associated with the servicing of mortgage loans. Mortgage servicing rights constitute a significant source of value derived from originating or acquiring mortgage loans. Because residential mortgage loans are more likely to prepay when interest rates decline (thus terminating the stream of cash flows generated from servicing), the fair value of mortgage servicing rights is very sensitive to changes in interest rates, and tends to decline as market interest rates decline. These adverse effects reverse as market interest rates rise.

Generally accepted accounting principles in the United States require that the value of mortgage servicing rights be determined based upon market transactions for comparable servicing assets, or, in the absence of such benchmark trade information, based upon modeled market expectations of the present value of net cash flows that market participants would expect to be derived from servicing. When benchmark transaction data are not available, management relies on estimates of the timing and magnitude of cash inflows and outflows to derive an expected net cash flow stream, and then discounts this stream using an appropriate market discount rate. Management considers the best available information and exercises significant judgment in estimating and assuming values for key variables in the modeling and discounting process.

The Company’s approach to estimating the fair value of its mortgage servicing rights relies upon internal operating assumptions that it believes market participants would use, such as its specific cost to service a loan and other related cash flows, combined with market-based assumptions for interest rates, discount rates, anticipated yields and loan prepayment speed.

Prepayment speed represents the rate at which borrowers repay the mortgage loans prior to scheduled maturity. When mortgage loans are prepaid sooner than originally estimated, the expected future cash flows associated with servicing the loans are reduced. The most significant modeling assumption in determining cash flows is the combination of the interest rate model and the prepayment model. GMAC uses a model developed by a third-party vendor to determine prepayment speeds and constantly monitors modeled versus actual performance.

At a given point in time, the fair value of a mortgage servicing right is a function of the prepayment speed and other model variables. Future outcomes for prepayment speed and other variables may differ significantly from prior expectations. Management continuously evaluates the validity of its assumptions against actual results, and periodically updates its models to incorporate more recent modeling parameters and calibration.

To validate the results of its valuation model and to assess the need for prospective changes in model assumptions, the Company periodically:

•	Reconciles actual observed servicing cash flows to prior projections.

•	Reconciles actual prepayment activity to modeled prepayment activity.

•	Evaluates how individual assumptions used by management compare to assumptions used by other market participants.

•	Considers the value implications of any observed market bulk or flow servicing purchases.

•	Participates in third-party peer surveys to evaluate its servicing multiple (ratio of current mortgage servicing rights to annual servicing fee rate) and its valuation pricing (ratio of mortgage servicing rights to portfolio of unpaid principal balance) to those of peers.

•	For certain portfolios, obtains independent third-party valuations from reputable servicing brokers.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Mortgage servicing rights are included as an asset in the Company’s Consolidated Balance Sheet, with changes in the estimated fair value of mortgage servicing rights included as a component of Mortgage Banking Income in the Company’s Consolidated Statement of Income. During 2002, the Company updated numerous valuation assumptions and implemented updated versions of its prepayment model, resulting in a reduction of over $700 million in the carrying value of mortgage servicing rights.

At December 31, 2002, based upon the market information obtained, the Company determined that its mortgage servicing rights valuations and assumptions were reasonable and consistent with what an independent market participant would use to value the asset.

Determination of Reserves for Insurance Losses and Loss Adjustment Expenses

GMAC’s Insurance operations perform a wide array of insurance underwriting, including personal, mechanical and commercial coverages, that creates a liability for unpaid claims (which is further described in the Insurance Operations section of this MD&A). The reserve for insurance losses and loss adjustment expenses represents an estimate of the Company’s liability for the unpaid cost of insured events that have occurred as of a point in time. More specifically, it represents the accumulation of estimates for reported losses and a provision for losses incurred but not reported, including claims adjustment expenses.

The techniques and principles the Company uses in estimating insurance loss reserves are generally consistent with prior years and are based on a variety of actuarial methodologies. GMAC Insurance’s actuarial staff assesses reserves for each business at the lowest meaningful level of homogeneous data within each type of insurance, such as general or product liability and auto physical damage. The selection of an actuarial reserving methodology is judgmental and depends on variables such as the type of insurance, its expected payout pattern, and the manner in which claims are processed. Special characteristics such as deductibles, reinsurance recoverable, or special policy provisions are considered in the reserve estimation process. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred and netted against the provision for losses. Loss adjustment expense reserves are generally established as a percentage of loss reserves. The Company’s reserves recognize the actuarially indicated reserves and the degree of incremental volatility associated with the underlying risks for the types of insurance to determine the best estimate of the ultimate liability. Insurance liabilities are necessarily based on estimates, and the ultimate liability may vary from such estimates. The estimates are regularly reviewed and adjustments, which can be significant, are included in earnings in the period in which they arise.

At December 31, 2002, the Company’s reserve for insurance losses and loss adjustment expenses totaled $2.1 billion as compared to $1.8 billion at December 31, 2001. Insurance losses and loss adjustment expenses totaled $2.0 billion for the year ended December 31, 2002, an increase from $1.7 billion in 2001 and $1.5 billion in 2000. The increase in losses and loss adjustment expense (and the related reserve) is due to acquisitions and higher business volumes. As of December 31, 2002, the Company concluded that its insurance loss reserves were reasonable and appropriate based on the assumptions and data used in determining the estimate. However, as insurance liabilities are based on estimates, the actual liabilities may vary from such estimates.

Valuation of Securitized Residual Interests

When the Company securitizes automotive retail contracts, wholesale finance receivables, mortgage loans and other investments, it typically retains an interest in the receivables sold through an investment in asset- or mortgage-backed securities. Asset- and mortgage-backed securities include senior and subordinated interests in automotive retail and wholesale finance receivables, and residential and commercial asset- and mortgage-backed securities, including interest-only, principal-only, investment grade, non-investment grade and unrated securities. Asset- and mortgage-backed securities are accounted for as investments in debt securities pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s estimate of the fair value of asset- and mortgage-backed securities requires management to exercise significant judgment about the timing and amount of future cash flows of the asset- and mortgage-backed securities.

Asset- and mortgage-backed securities classified as trading or available for sale are valued on the basis of external dealer quotes, where available. External quotes are not available for a significant portion of these assets given the relative illiquidity of such assets in the market. In these circumstances, valuations are based on recent market transactions, experience with similar securities, current business conditions, analysis of the underlying collateral, third party market information (as available) and internal valuation models. At December 31, 2002 and 2001, trading and available for sale asset-and mortgage-backed securities approximated $6.7 billion and $4.3 billion, respectively. At December 31, 2002 and 2001, approximately $2.1 billion and $0.9 billion, respectively, were valued using dealer quotes, and approximately $4.6 billion and $3.4 billion, respectively, were valued by management using internal models and other information available. In conjunction with the performance of such valuations, management determined that the assumptions and the resulting valuations of asset- and mortgage-backed securities were reasonable and consistent with what an independent market participant would use to value the positions.

Estimating the fair value of asset- and mortgage-backed securities requires management to make certain assumptions based upon current market information, including interest rates, prepayment speeds and expected credit losses. Similar to mortgage servicing rights, estimated prepayment speeds significantly impact the

Management’s Discussion and Analysis
General Motors Acceptance Corporation

valuation of the Company’s interest-only securities because increases in actual and expected prepayment speed significantly reduces expected cash flows from these securities. For certain interest-only securities, management is able to obtain market information from parties involved in the distribution of such securities to estimate prepayment speeds. In other cases, management estimates prepayment speeds based upon historic and expected future prepayment rates. Expected credit losses on assets underlying the asset- and mortgage-backed securities also significantly impact the estimated fair value of the related residual interests retained by the Company. For certain securities, market information for similar investments is available to estimate credit losses and collateral defaults (e.g., dealer-quoted credit spreads). For other securities, future credit losses are estimated using internally developed credit loss models, which generate indicative credit losses on the basis of the Company’s historical credit loss frequency and severity.

Asset- and mortgage-backed securities are included as a component of investment securities in the Company’s Consolidated Balance Sheet. Changes in the fair value of asset- and mortgage-backed securities held for trading are included as a component of investment income in the Company’s Consolidated Statement of Income. For the years ended December 31, 2002 and 2001, net decreases in the fair value of asset- and mortgage-backed securities held for trading totaled $701 million and $579 million, respectively. The changes in the estimated fair value of asset- and mortgage-backed securities available for sale are included as a component of equity (other comprehensive income) in the Company’s Consolidated Balance Sheet. In the event that management determines that other than temporary impairment should be recognized related to asset- and mortgage-backed securities available for sale, such amounts are recognized in investment income in the Company’s Consolidated Statement of Income.

Funding and Liquidity

The Company’s liquidity, as well as its ongoing profitability, is in large part dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. Liquidity risk is the risk that the Company will be unable to replace maturing obligations when due or fund its assets at appropriate maturities and rates. Liquidity is managed to preserve stable, reliable, and cost-effective sources of cash to meet all current and future obligations.

Funding Sources and Strategy

GMAC’s strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base. The diversity of the Company’s funding sources enhances funding flexibility, limits dependence on any one source of funds, and results in a more cost effective long-term strategy. In making funding decisions, management considers market conditions, prevailing interest rates, liquidity needs, and the desired maturity profile of its liabilities. This diversity helps the Company maintain liquidity during periods of weakness in the capital markets or changes in the Company’s business.

As part of this diversified funding strategy, GMAC regularly accesses the following sources of funds:

•	Commercial paper — These short-term promissory notes are senior obligations of the Company that are offered to institutional and commercial investors. GMAC has commercial paper programs worldwide in the United States, Canada, Europe, Latin America and Asia Pacific.

•	Institutional unsecured term debt — The Company issues debt obligations through underwritten bond offerings and medium term note programs to institutional investors. The underwritten offerings are typically large issuances sold in the capital markets through dealers acting as underwriters. Medium term notes are sold to institutional investors worldwide through dealer agents in book-entry form for any maturity ranging from nine months to thirty years.

•	Retail debt programs — Through the SmartNote program in the United States and the Demand Note programs in the United States and Canada, GMAC issues debt obligations generally to retail investors. SmartNotes securities range in maturity from 9 months to 30 years and are marketed through a national broker network. Demand Notes are short-term securities with features similar to money market investments.

•	Securitization programs — The Company securitizes consumer automotive finance retail contracts, wholesale loans and mortgage loans through various channels. These securitizations comprise either on-balance sheet secured financings or off-balance sheet fundings, as further described in the Securitization and Off-balance Sheet Activities section later in this MD&A and in Note 8 to the Consolidated Financial Statements.

As an important part of its overall funding and liquidity strategy, the Company maintains substantial bank lines of credit. These bank lines of credit, which totaled $53 billion at December 31, 2002, provide “back-up” liquidity and represent additional funding sources if required. Refer to Note 13 to the Consolidated Financial Statements for further discussion of these liquidity lines.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The following summarizes GMAC’s funding sources and weighted average borrowing costs for the periods indicated:

	Outstanding

December 31, (in millions)	2002	2001

Commercial paper	$13,393	$16,582
Institutional term debt	95,336	95,668
Retail debt programs	27,368	18,340
Secured financings	20,296	2,097
Bank loans, master notes and other	23,578	18,458

Total debt (a)	179,971	151,145
Off-balance sheet securitizations (b)	31,744	26,540

Total funding	$211,715	$177,685

Debt to equity ratio	10.3:1	9.4:1
Weighted average borrowing costs (c)	4.48%	5.59%

(a)	Excludes fair value adjustment as described in Note 13 to the Consolidated Financial Statements.
(b)	Represents net funding on securitizations of automotive finance receivables accounted for as sales under SFAS No. 140, as further described in Note 8 to the Consolidated Financial Statements.
(c)	Represents the weighted average annual cost of on-balance sheet debt, including the effects of related derivative financial instruments. The weighted average borrowing cost for 2000 was 6.52%.

The Company was faced with unique funding challenges during 2002. A weak corporate bond market, combined with downgrades in certain of GMAC’s credit ratings increased the Company’s unsecured borrowing spreads to unprecedented levels. In light of the weaker capital market environment and significantly wider unsecured term spreads, GMAC placed greater emphasis on its securitization and retail debt programs. Management expects to continue to use a diverse set of funding sources to maintain its financial flexibility and expects that access to the capital markets will be sufficient to meet the Company’s funding needs.

Credit Ratings

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. This is particularly true with respect to the Company’s commercial paper ratings as certain institutional investors (money market funds in particular) are limited to investing only in securities carrying the two highest rating categories for short-term debt. Substantially all of the Company’s debt has been rated by three nationally recognized statistical rating organizations. As of March 13, 2003, all GMAC ratings were within the investment grade category, as follows:

	Senior	Commercial
Rating Agency	Debt	Paper

Fitch	A-	F-2
Moody’s	A2	Prime-1
S&P	BBB	A-2

In October 2002, S&P downgraded the Company’s corporate credit rating from BBB+ to BBB, while affirming the A-2 commercial paper rating. The BBB rating is assigned to bonds considered to have adequate capacity to pay interest and repay principal. S&P indicated that the downgrade was driven by cash flow and financial resource concerns at the Company’s parent, General Motors. The ratings outlook was assessed by S&P as stable, meaning that the rating is not likely to change over the intermediate- to long-term. The S&P downgrade was preceded in October 2001 by downgrades of the Company’s senior debt and commercial paper ratings by S&P and Fitch. In October 2002, both Fitch and Moody’s confirmed their senior debt and commercial paper ratings on GMAC, while maintaining a negative outlook.

Derivative Financial Instruments

In managing the interest rate and foreign exchange exposures of a multinational finance company, GMAC and its subsidiaries utilize a variety of interest rate and currency derivative financial instruments. As an end-user of these financial instruments, GMAC is in a better position to expand its investor base and to minimize its funding costs, enhancing its ability to offer attractive, competitive financing rates to its customers. The Company’s derivative financial instruments consist primarily of interest rate swaps, futures and options, currency swaps, and forwards used to hedge related assets or funding obligations. The use of these instruments is further described in Note 15 to the Consolidated Financial Statements.

Derivative financial instruments involve, to varying degrees, elements of credit risk in the event a counterparty should default, and market risk, as the instruments are subject to rate and price fluctuations. Credit risk is managed through periodic monitoring and approval of financially sound counterparties and through limiting the potential credit exposures to individual counterparties to predetermined exposure limits. Market risk is inherently limited by the fact that the instruments are used for risk management purposes only, and therefore generally designated as hedges of assets or liabilities. Market risk is also managed on an ongoing basis by monitoring the estimated fair value of each financial instrument position and further by measuring and monitoring the volatility of such positions, as further described in the Market Risk section of this MD&A.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Off-balance Sheet Activities

The Company uses off-balance sheet entities as part of its operating and funding activities. The following table summarizes assets carried off-balance sheet in these entities.

December 31, (in billions)	2002	2001

Securitization (a)
Retail finance receivables	$16.2	$12.0
Wholesale loans	17.4	16.2
Mortgage loans	90.4	98.0

Total securitization	124.0	126.2
Other off-balance sheet activities:
Mortgage warehouse	13.5	9.2
Other mortgage	8.2	5.9

Total off-balance sheet activities	$145.7	$141.3

(a)	Represents securitizations of automotive finance receivables and mortgage loans accounted for as sales under SFAS No. 140, as further described in Note 8 to the Consolidated Financial Statements.

Securitization

As part of its ongoing operations and overall funding and liquidity strategy, the Company securitizes consumer automotive finance retail contracts, wholesale loans and mortgage loans. Securitization of assets allows the Company to diversify funding sources and to support the core activities of the Mortgage operations relative to originating and purchasing mortgage loans to generate origination and servicing income. Termination of GMAC’s securitization activities would reduce funding sources and disrupt the core mortgage banking activity, adversely impacting the Company’s operating profit.

The Company’s securitization program is further described in Note 8 to the Consolidated Financial Statements. As a part of the program, automotive finance retail contracts, commercial loans and mortgage loans are generally sold to bankruptcy-remote subsidiaries of the Company. In turn, these subsidiaries establish separate trusts, representing qualifying special purpose entities (QSPEs), to which they transfer the assets in exchange for the proceeds from the sale of asset- or mortgage-backed securities issued by the trust. The trusts’ activities are generally limited to acquiring the assets, issuing asset- or mortgage-backed securities, making payments on the securities, and periodically reporting to the investors. Due to the nature of the assets held by the trusts and the limited nature of each trust’s activities, each represents a QSPE in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In accordance with SFAS No. 140, assets and liabilities of the QSPEs are not consolidated in the Company’s Consolidated Balance Sheet.

The Company may agree to service the transferred assets for a fee and may earn other related ongoing income. The Company also may retain a portion of senior and subordinated interests in the QSPEs; these interests are reported as investment securities in the Company’s Consolidated Balance Sheet. Subordinate interests typically provide credit support to the more highly rated senior interests in a securitization transaction and may be subject to all or a portion of the first loss position related to the sold assets. The amount of the fees earned and the levels of retained interests that the Company maintains are disclosed in Note 8 to the Company’s Consolidated Financial Statements. The Company also purchases derivative financial instruments in order to facilitate securitization activities, as further described in Note 15 to the Consolidated Financial Statements.

No recourse provisions exist that allow holders of the QSPEs’ asset- or mortgage-backed securities to put those securities back to the Company. Moreover, the Company does not guarantee any securities issued by the QSPEs. The Company’s exposure related to the QSPEs is limited to cash reserves held for the benefit of investors in the QSPEs and retained interests. The QSPEs have a limited life and generally terminate upon final distribution of amounts owed to investors or upon exercise by GMAC, as servicer, of its cleanup call option when the servicing of the sold contracts becomes burdensome. In addition, the QSPEs do not invest in the equity of GMAC or any of its affiliates.

Certain of the Company’s securitization transactions, while similar in legal structure to the transactions described above (i.e., the assets are legally sold to a bankruptcy remote subsidiary), do not meet the isolation and control criteria of SFAS No. 140 and are therefore accounted for as secured financings. As secured financings, the underlying automotive finance retail contracts or mortgage loans remain on the balance sheet with the corresponding obligation (consisting of the debt securities issued) reflected as debt. The Company recognizes income on the finance receivables and loans and interest expense on the securities issued in the securitization and provides for credit losses as incurred over the life of the securitization. Approximately $21.2 billion and $1.3 billion of finance receivables and loans were related to secured financings at December 31, 2002 and 2001, respectively. Refer to Note 13 to the Consolidated Financial Statements for further discussion.

GMAC’s securitization program also includes the securitization of commercial mortgage securities, real estate investment trust debt, and commercial mortgage loans using special purpose entities (SPEs) that issue collateralized debt obligations (CDOs). In these transactions, GMAC and other unaffiliated parties each contribute a portion of the total collateral underlying the CDO investments. GMAC holds subordinated interests, including partial first loss positions in CDO investments, and also acts as collateral manager for the SPEs. The subordinated interests are carried as trading securities in the Company’s Consolidated Balance Sheet. The face amount of collateral outstanding in these deals was $1.9 billion and $1.2 billion at December 31, 2002 and 2001, respectively.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Other Off-Balance Sheet Activities

The Company also uses other off-balance sheet entities for operational and liquidity purposes other than securitization, as part of the transfer and servicing of financial assets under SFAS No. 140. The purposes and activities of these entities vary, with some entities classified as QSPEs under SFAS No. 140. The Company’s SPEs, whose activities are not sufficiently limited to meet the QSPE criteria of SFAS No. 140, maintain substantive independent third-party equity, and therefore are not consolidated within the Company’s Consolidated Balance Sheet. As further described in the Accounting and Reporting Developments section of this MD&A, the recent release of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, creates new consolidation guidance for SPEs. As such, changes in the Company’s historical method of accounting or changes in the legal structure of the Company’s SPEs may occur. Note 8 to the Consolidated Financial Statements describes the potential impact of FASB Interpretation No. 46 on these SPEs and the Company’s financial position.

Interests in the off-balance sheet transactions that are retained by the Company (including consolidated subsidiaries) are included in the Consolidated Balance Sheet. Certain of the structures contain provisions that require the Company to purchase from the SPEs, or in some cases alternatively finance, specific assets that cease to satisfy eligibility requirements. Certain other structures contain a conditional call option that permits the Company to purchase assets upon the occurrence of specific events caused by third parties. When a purchase occurs, the Company records the assets in the Consolidated Balance Sheet. The Company may also act as a counterparty in derivative contracts with these SPEs to facilitate transactions. Although representing effective risk management techniques, these derivative positions do not qualify for hedge accounting treatment as the assets or liabilities that are economically hedged are carried off-balance sheet. As such, these derivative financial instruments are reported in the Company’s Consolidated Balance Sheet at market value, with valuation adjustments reflected in the Consolidated Statement of Income on a current period basis. Included in the Company’s derivative positions are put options held by third party banks covering $0.5 billion and $1.1 billion in mortgage loans at December 31, 2002 and 2001, respectively. In the event of a concurrent exercise of these puts by the holders, GMAC would need to obtain additional financing to satisfy its obligations.

GMAC does not guarantee debt issued in connection with any of its off-balance sheet facilities, or guarantee the liquidity support (to the extent applicable) that is provided by third-party banks. Further, there are no recourse provisions that would permit holders to put debt obligations back to GMAC. In the event that liquidity banks fail to renew their commitment (which commitments may be subject to periodic renewal) and GMAC is unable to find replacement liquidity support or alternative financing, the outstanding commercial paper would be paid with loans from participating banks, and proceeds from the underlying assets would be used to repay the banks. Finally, none of these entities related to its off-balance sheet facilities owns stock of GMAC or any of its affiliates.

The Company’s more significant SPEs are described as follows:

•	Mortgage warehouse funding — GMAC uses several off-balance sheet warehouse funding vehicles to accumulate both residential and commercial mortgage loans, or senior beneficial interests in mortgage loans, pending permanent sale or securitization. Net assets in these facilities totaled $13.5 billion and $9.2 billion at December 31, 2002 and 2001, respectively. Funding for the assets is provided through the issuance of commercial paper by a GMAC- or bank-sponsored SPE, by a QSPE or by third-party financing. A number of the facilities aggregating $11.1 billion and $6.1 billion outstanding at December 31, 2002 and 2001, respectively, provide committed funding for the term of the facility agreement. Under the remaining facilities aggregating $2.4 billion and $3.1 billion outstanding at December 31, 2002 and 2001, respectively, funding is at the discretion of the sponsoring bank or third party. Failure of the committed facility providers to renew the commitments (which commitments may be subject to periodic renewal), or of the uncommitted facility providers to continue accepting loans, would require GMAC to find alternative financing sources for these assets.

•	Other mortgage funding — GMAC also uses off-balance sheet QSPEs and third-party facilities to finance mortgage-related products, primarily defaulted government-insured or guaranteed mortgage loans and warehouse and construction loans. Net assets in these facilities totaled $8.2 billion and $5.9 billion at December 31, 2002 and 2001, respectively. Funding for the assets is provided by either a GMAC-or bank-sponsored commercial paper conduit or by third party financing. Nearly all of these facilities ($8.1 billion and $5.8 billion outstanding at December 31, 2002 and 2001, respectively) are committed for the term of the agreement, with the balance at the discretion of the third party. Failure of the committed facility providers to renew the commitments, or of the uncommitted facility providers to continue accepting loans, would require GMAC to find alternative financing sources for these assets.

•	New Center Asset Trust (NCAT) — NCAT is a limited purpose trust that was established for the purpose of purchasing and holding privately issued asset-backed securities created in GMAC’s automotive finance asset securitization program, as previously described. NCAT funds the activity through the issuance of asset-backed commercial paper and equity certificates. NCAT acquires the asset-backed securities from special purpose trusts established by the Company’s limited purpose bankruptcy-remote subsidiaries. As of December 31, 2002, NCAT had $10.8 billion in asset-backed securities, which were supported by $10.4 billion in commercial paper and $0.4 billion in equity owned by investors not affiliated with the Company. The Company acts as administrator of NCAT to provide for the administration of the trust. NCAT maintains an $18.1 billion

Management’s Discussion and Analysis
General Motors Acceptance Corporation

revolving credit agreement characterized as a liquidity and receivables purchase facility to support its issuance of commercial paper. The assets underlying the NCAT securities are retail finance receivables and wholesale loans that are securitized as a part of GMAC’s automotive finance funding strategies. As such, the $10.8 billion of NCAT securities outstanding at December 31, 2002 are considered in the non-mortgage securitization amounts presented in the foregoing table. NCAT’s $18.1 billion liquidity and receivables purchase facility was increased by approximately $5.8 billion in October 2002, representing a transfer by GMAC of a portion of its syndicated multi-currency global credit facility. GMAC’s syndicated multi-currency global credit facility is further described in Note 13 to the Consolidated Financial Statements.

•	Central Originating Lease Trust (COLT) — COLT is a limited purpose trust that purchases vehicles and related consumer leases from GM franchised dealers. COLT funds these acquisitions through secured notes, which are sold to GMAC, and through the issuance of third- party equity. In addition to acting as the originating agent and servicer for COLT leases, GMAC has agreed to reimburse COLT’s third-party insurance provider for any losses on the underlying leases (subject to a limit). While COLT is currently a non-consolidated entity (primarily due to the existence of third party equity), GMAC may be deemed to be the primary beneficiary of COLT and required to consolidate COLT under FIN 46. GMAC’s exposure to loss on the COLT assets is indicated by its exposure under the insurance reimbursement agreement for which the Company has reserved $338 million as of December 31, 2002.

In connection with the adoption of FIN 46 management is considering, among other things, purchasing the third-party equity of COLT. In the event of such a purchase, COLT will become a fully consolidated entity with the underlying COLT lease assets ($5 billion at December 31, 2002) being reflected as operating lease assets, replacing the secured notes ($4.6 billion at December 31, 2002) that are currently reported by GMAC as finance receivables and loans. The net increase to the Company’s consolidated total assets would be the third-party equity ($188 million at December 31, 2002).

Market Risk

The Company’s financing, mortgage, and insurance activities give rise to market risk, representing the potential loss in the fair value of assets or liabilities caused by movements in market variables, such as interest rates, foreign exchange rates, and equity prices.

GMAC is primarily exposed to interest rate risk arising from changes in interest rates related to its financing, investing and cash management activities. More specifically, GMAC has entered into contracts to provide financing, to retain mortgage servicing rights and to retain various assets related to securitization activities all of which are exposed, in varying degrees, to changes in value due to movements in interest rates. Interest rate risk arises from the mismatch between assets and the related liabilities used for funding. GMAC enters into various financial instruments, including derivatives, to maintain the desired level of exposure to the risk of interest rate fluctuations.

GMAC is exposed to foreign currency risk arising from the possibility that fluctuations in foreign exchange rates will impact future earnings or asset and liability values related to the Company’s global presence. GMAC’s most significant foreign currency exposures relate to the Euro, the Canadian dollar, the British pound sterling and the Australian dollar.

GMAC is also exposed to price risk, primarily in its Insurance operations, which invests in equity securities that are subject to price risk influenced by capital market movements.

While the diversity of the Company’s activities from its complementary operating segments naturally mitigates market risk, GMAC also actively manages this risk. GMAC maintains risk management control systems to monitor interest rate, foreign currency exchange rate and equity price risks and related hedge positions. Positions are monitored using a variety of analytical techniques including market value, sensitivity analysis and value at risk models.

Value at Risk

One of the measures the Company uses to manage market risk is value at risk (VaR), which gauges the dollar amount of potential loss in fair value from adverse interest rate and currency movements in an ordinary market. The VaR model uses a distribution of historical changes in market prices to assess the potential for future losses. In addition, VaR takes into account correlations between risks and the potential for movements in one portfolio to offset movements in another.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

GMAC measures VaR using a 95% confidence interval and an assumed one month holding period, meaning that the Company would expect to incur changes in fair value greater than those predicted by VaR in only one out of every 20 months. Currently, the Company’s VaR measurements do not include all of GMAC’s market risk sensitive positions. The VaR estimates encompass the majority (approximately 90%) of the Company’s market risk sensitive positions which management believes are representative of all positions. The following table represents the maximum, average and minimum potential VaR losses measured for the years indicated.

Year ended December 31, (in millions)	2002	2001

Value at Risk
Maximum	$420	$365
Average	342	292
Minimum	260	203

While no single risk statistic can reflect all aspects of market risk, the VaR measurements provide an overview of the Company’s exposure to changes in market influences. Less than 2% of GMAC’s assets are accounted for as trading activities (with changes in fair value directly impacting income), as such the Company’s VaR measurements are not indicative of the impact to current period earnings caused by potential market movements. The actual earnings impact would differ as the accounting for the Company’s financial instruments is a combination of historical cost, lower of cost or market and fair value (as further described in the accounting policies in Note 1 to the Consolidated Financial Statements).

Sensitivity Analysis

While VaR reflects the risk of loss due to unlikely events in a normal market, sensitivity analysis captures the Company’s exposure to isolated hypothetical movements in specific market rates. The following analyses are based on sensitivity analysis performed assuming instantaneous, parallel shifts in market exchange rates, interest rate yield curves and equity prices.

	2002		2001

	Non-		Non-
December 31, (in millions)	trading	Trading	trading	Trading

Financial instruments exposed to changes in:
Interest rates
Estimated fair value	$(14,407)	$4,378	$(20,699)	$3,558
10% adverse change in rates	(922)	(26)	(1,061)	(182)
Foreign exchange rates
Estimated fair value	$(3,107)	$146	$(3,390)	$99
10% adverse change in rates	(311)	(15)	(339)	(10)
Equity prices
Estimated fair value	$1,237	$—	$1,305	$—
10% decrease in prices	(124)	—	(130)	—

There are certain shortcomings inherent to the sensitivity analysis data presented. The models assume that interest rate and foreign exchange rate changes are instantaneous parallel shifts. In reality, changes are rarely instantaneous or parallel and therefore the sensitivities disclosed above may be overstated.

Because they do not represent financial instruments, the Company’s operating leases are not required to be included in the interest rate sensitivity analysis. This exclusion is significant to the overall analysis and any resulting conclusions. While the sensitivity analysis shows an estimated fair value change for the debt which funds GMAC’s operating lease portfolio, a corresponding change for GMAC’s operating lease portfolio (which had a carrying value of $24 billion and $25 billion at December 31, 2002 and 2001, respectively) was excluded from the above analysis. As a result, the overall impact to the estimated fair value of financial instruments from hypothetical changes in interest and foreign currency exchange rates is greater than GMAC would experience in the event of such market movements.

Operational and Business Risk

The Company defines operational risk as the risk of loss resulting from inadequate or failed processes or systems, human factors, or external events. Operational risk is an inherent risk element in each of the Company’s businesses and related support activities. Such risk can manifest in various ways, including breakdowns, errors, business interruptions, and inappropriate behavior of employees, and can potentially result in financial losses and other damage to the Company.

To monitor and control such risk, GMAC maintains a system of policies and a control framework designed to provide a sound and well-controlled operational environment. The goal is to maintain operational risk at appropriate levels in view of the Company’s financial strength, the characteristics of the businesses and the markets in which GMAC operates, and the related competitive and regulatory environment. While each operating unit is responsible for risk management, the Company supplements this decentralized model with a centralized enterprise risk management function, headed by the Company’s Chief Risk Officer. This risk management function is responsible for ensuring that each business unit has proper policies and procedures for managing risk and for identifying, measuring and monitoring risk across the GMAC enterprise. In addition, the Company has initiated an enterprise– wide control self-assessment process. The focus of the process is to identify key risks specific to the operating environment of each business, and for each business to assess the degree to which it

Management’s Discussion and Analysis
General Motors Acceptance Corporation

maintains internal controls appropriate for its operating environment.

Notwithstanding these risk and control initiatives, the Company may incur losses attributable to operational risks from time to time, and there can be no assurance that such losses will not be incurred in the future.

Accounting and Reporting Developments

SFAS No. 146 — In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. In contrast, EITF 94-3 recognized a liability at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company did not apply the provisions of this standard early and does not expect that it will have a material impact on the Company’s financial position, results of operations or cash flows.

FASB Interpretation No. 45 — In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), which changes the accounting for, and disclosure of, guarantees. Beginning with transactions entered into after December 31, 2002, the Interpretation requires certain guarantees to be recorded at fair value, which is different from prior practice, which was generally to record a liability only when a loss was probable and reasonably estimable, as defined by SFAS No. 5, Accounting for Contingencies. In general, FIN 45 applies to contracts or indemnification agreements that contingently require GMAC to make payments to a guaranteed third-party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The accounting provisions of FIN 45 apply only to new transactions entered into after December 31, 2002. FIN 45 immediately requires new disclosures effective immediately, which are presented in Notes 14 and 22 to the Consolidated Financial Statements. The adoption of FIN 45 does not have a material impact on the Company’s financial position, results of operations or cash flows.

FASB Interpretation No. 46 — In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation by business enterprises of variable interest entities, representing those entities whose total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties. More specifically, FIN 46 defines variable interest entities as those entities in which the equity investment at risk is not greater than the expected losses of the entity. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity, to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 does not impact the consolidation guidance for qualifying special purpose entities (QSPEs), as described in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

FIN 46 is effective immediately for all enterprises with interests in variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the consolidation provisions of the Interpretation shall be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company has certain interests in variable interest entities and is in the process of analyzing the provisions of FIN 46 to determine the resulting impact to the Company’s financial position, results of operations and cash flows. The Company adopted the disclosure provisions of FIN 46 effective December 31, 2002, as it relates to existing variable interest entities, as presented in Note 8 to the Consolidated Financial Statements.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Consolidated Operating Results

Comparison of 2002 to 2001

The following section provides a discussion of GMAC’s consolidated results of operations as displayed in the Consolidated Statement of Income presented on page 39. A further discussion of the operating results can be found within the foregoing individual business segment sections of this MD&A.

Revenues

Total financing revenue increased by 4% to $11,927 million in 2002. Most notable was a 28% increase in consumer financing revenue due to growth in the consumer automotive portfolio caused by GM sponsored special rate financing programs, and due to the increased use of secured financing structures in the Mortgage operations. Total financing revenue was adversely affected as a result of declining yields on the commercial portfolio (consistent with the decline in interest rates during the year), and a reduction in net operating lease revenue attributable to a continued decrease in the Company’s operating lease portfolio.

Interest and discount expense was favorably impacted by declining market interest rates, offset by increased debt (used to fund higher asset levels) and wider borrowing spreads, resulting in a net decrease of 11% or $847 million from 2001 to 2002. The provision for credit losses increased 38% from $1,472 million in 2001 to $2,028 million in 2002. Higher consumer assets levels, combined with incremental credit allowances in the non-automotive dealer portion of the commercial portfolio accounted for this increase. The 21% increase in insurance premiums and service revenue earned in 2002 was related to volume and rate increases at the Company’s Insurance operations.

Despite increased amortization and impairment charges of mortgage servicing rights, mortgage banking income increased by 11% in 2002. Record production volumes (resulting in higher servicing fees and other lending-related income) combined with improved mortgage servicing rights hedging results offset the increase in mortgage servicing rights charges.

The reduction in investment income was attributable to net capital losses and other than temporary impairment in the Insurance operations’ investment portfolio. Additional decreases in investment income were due to declines in the value of mortgage-related securities, such as asset- and mortgage-backed securities, interest-only strips, principal-only strips, and subprime residual interests. The losses on these securities were generally a result of higher than anticipated prepayments due to interest rate declines.

Other income increased by $283 million during the year to $3,671 million and included the following significant items, contributing to the net change:

•	Increased automotive securitization revenues.

•	Favorable tax adjustments.

•	Decreased interest and service fees from GM, as a result of a decrease in interest rates and outstanding balances on amounts due GMAC under financing arrangements with GM.

•	Unfavorable market adjustments on the Company’s non-hedge derivative positions.

Expenses

Compensation and benefits expense was $2,393 million in 2002 as compared to $1,973 million. The majority of this 21% increase was due to higher compensation costs at the Company’s Mortgage operations commensurate with growth in their business. Additional increases in compensation benefits were incurred in the Financing operations due to increased pension and postretirement allocations from GM. The 19% increase in insurance losses and loss adjustment expenses was primarily due to higher written premium and service revenue volumes.

Other operating expense increased $301 million, to $4,215 million in 2002. Contributing to this 8% increase were higher expenses associated with the Company’s full service leasing business, consistent with the growth in that business, and other miscellaneous increases attributable to general growth in the Company. The Company’s effective tax rate was 36.4% in 2002, compared to 37.4% in 2001. The change in the effective tax rate was primarily due to favorable tax adjustments.

Comparison of 2001 to 2000

GMAC’s net income was $1,786 million in 2001 compared with $1,602 million in 2000. Included in 2001 results is a $34 million cumulative effect of accounting change related to the adoption of SFAS No. 133.

Revenues

Total financing revenue was $11,450 million in 2001, an increase of $173 million (2%) from 2000. Financing revenues were favorably impacted by asset growth in the consumer automotive portfolio due to GM sponsored incentives. Most significantly, in the fourth quarter of 2001, GM launched the “Keep America Rolling” zero percent financing program, which contributed to the increase in retail contracts compared to 2000. Total financing revenue was adversely affected by decreases in commercial financing revenue primarily caused by a decline in average wholesale automotive receivables due to lower dealer inventory levels and a decline in yields on the commercial portfolio, consistent with the general reduction in market interest rates.

Interest and discount expense decreased by $715 million (9%) to $7,580 million in 2001. The decrease in interest expense was mainly a result of a continued reduction in short-term market rates during the year that was somewhat offset by wider borrowing spreads and increased funding requirements.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The provision for credit losses totaled $1,472 million in 2001 as compared to $602 million in 2000. The increase in the provision was a combination of an increase in the consumer automotive retail contract portfolio and increases in loan losses in the non-automotive dealer portion of the commercial portfolio due primarily to deteriorating economic conditions.

Insurance premiums and service revenue earned in 2001 rose 11% to $2,226 million. The increase was due to strong volume in vehicle service and maintenance contracts as a result of GM sponsored programs, combined with growth in assumed reinsurance business and dealer vehicle inventory insurance. Investment income decreased in 2001 mainly as a result of reduced capital gains realized in the Insurance operations investment portfolio as compared to gains realized in 2000.

Mortgage banking income increased by $344 million, to $1,862 million in 2001. The 23% increase resulted from significantly stronger lending volumes, loan originations, securitizations and an increase in the servicing portfolio, reflecting significant refinancing activity prompted by the decline in market interest rates observed in 2001. In addition, acquisition activity increased revenues in Mortgage operations. These increases were offset by impairment charges recorded on mortgage servicing rights due to mortgage prepayments in excess of anticipated results.

Other income increased by $901 million (36%) in 2001. Higher securitization volume, combined with a declining interest rate environment (which resulted in larger gains on sale) caused an increase in securitization-related income as compared to 2000. Other income was also favorably impacted by an increase in income from International automotive diversified operations and higher market adjustments on the Company’s derivative portfolio.

Expenses

Compensation and benefits expense increased 6% in 2001, to $1,973 million from $1,866 million. The increase was primarily related to acquisitions and growth in Mortgage operations, along with higher employee benefit costs. Insurance losses and loss adjustment expenses totaled $1,711 million in 2001, a 15% increase over the $1,493 million in 2000. The increase was largely due to losses associated with increased vehicle repair costs in the personal lines unit and adverse weather-related losses in the commercial lines business unit. Increased volume in the mechanical and assumed reinsurance business also contributed to the expense increase. The 26% increase in other operating expenses in 2001 was primarily related to increased operating costs in the Mortgage operations due to continued growth and acquisitions.

Management’s Responsibility for Preparation
of Financial Information
General Motors Acceptance Corporation

The Consolidated Financial Statements, Financial Highlights and Management’s Discussion and Analysis of Financial Condition and Results of Operations of General Motors Acceptance Corporation and subsidiaries (GMAC) were prepared by management, who is responsible for their integrity and objectivity. Where applicable, this financial information has been prepared in conformity with the Securities Exchange Act of 1934, as amended (the Exchange Act), and accounting principles generally accepted in the United States of America. The preparation of this financial information requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting estimates that may involve a higher degree of judgment and complexity are included in Management’s Discussion and Analysis.

Management is responsible for maintaining internal controls designed to provide reasonable assurance that the books and records reflect the transactions of GMAC and that established policies and procedures are carefully followed. Management is further responsible for maintaining disclosure controls and procedures (as defined in the Exchange Act) designed to ensure that information required to be disclosed in reports filed under the Exchange Act is appropriately recorded, processed, summarized and reported within the specified time periods. An important feature in GMAC’s system of internal controls, and disclosure controls and procedures is that both are continually reviewed for effectiveness and are augmented by written policies and guidelines.

Our unqualified certifications related to the Consolidated Financial Statements, other financial information, internal controls and disclosure controls are included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Deloitte & Touche LLP, an independent auditing firm, is engaged to audit the Consolidated Financial Statements of GMAC and issues its report thereon. The audit is conducted in accordance with auditing standards generally accepted in the United States of America that comprehend the consideration of internal control and tests of transactions to the extent necessary to form an independent opinion on the Consolidated Financial Statements prepared by management.

The Board of Directors of General Motors, through the Audit Committee (composed entirely of independent Directors), is responsible for assuring that management fulfills its responsibilities in the preparation of the Consolidated Financial Statements. The Audit Committee annually recommends to the Board of Directors the selection of the independent auditors in advance of General Motors’ Annual Meeting of Stockholders and submits the selection for ratification at the Meeting. In addition, the Audit Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the internal auditors meet regularly (separately and jointly) with the Audit Committee to review the activities of each, to ensure that each is properly discharging its responsibilities, and to assess the effectiveness of internal controls. To reinforce complete independence, Deloitte & Touche LLP has full and free access to meet with the Audit Committee, without management representatives present, to discuss the results of its audit, the adequacy of internal controls, and the quality of financial reporting. Certain aspects of these responsibilities are delegated to GMAC’s Audit Committee, comprised of GM’s Chief Financial Officer, GM’s Treasurer and the President of GM Asset Management.

/s/ ERIC A. FELDSTEIN Eric A. Feldstein Chairman, President and Director	/s/ WILLIAM F. MUIR William F. Muir Executive Vice President, Chief Financial Officer and Director

Independent Auditors’ Report

General Motors Acceptance Corporation:

We have audited the accompanying Consolidated Balance Sheet of General Motors Acceptance Corporation and subsidiaries as of December 31, 2002 and 2001, and the related Consolidated Statements of Income, Changes in Stockholder’s Equity and Cash Flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Motors Acceptance Corporation and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, General Motors Acceptance Corporation and subsidiaries changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ DELOITTE & TOUCHE LLP _______________________________________
Deloitte & Touche LLP

Detroit, Michigan
January 16, 2003

Consolidated Statement of Income
General Motors Acceptance Corporation

Year ended December 31, (in millions)	2002	2001	2000

Revenue
Consumer	$6,952	$5,452	$4,871
Commercial	2,057	2,859	3,145
Loans held for sale	916	897	740
Operating leases, net of depreciation of $4,820, $4,885 and $5,166	2,002	2,242	2,521

Total financing revenue	11,927	11,450	11,277
Interest and discount expense	(6,733)	(7,580)	(8,295)

Net financing revenue before provision for credit losses	5,194	3,870	2,982
Provision for credit losses	(2,028)	(1,472)	(602)

Net financing revenue	3,166	2,398	2,380
Insurance premiums and service revenue earned	2,689	2,226	2,007
Mortgage banking income	2,064	1,862	1,518
Investment income (loss)	(8)	523	627
Other income	3,671	3,388	2,487

Total net revenue	11,582	10,397	9,019
Expense
Compensation and benefits expense	2,393	1,973	1,866
Insurance losses and loss adjustment expenses	2,033	1,711	1,493
Other operating expenses	4,215	3,914	3,104

Total noninterest expense	8,641	7,598	6,463
Income before income tax expense	2,941	2,799	2,556
Income tax expense	1,071	1,047	954

Income before cumulative effect of accounting change	1,870	1,752	1,602
Cumulative effect of accounting change	—	34	—

Net income	$1,870	$1,786	$1,602

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet
General Motors Acceptance Corporation

December 31, (in millions)	2002	2001

Assets
Cash and cash equivalents	$8,103	$10,101
Investment securities	14,605	11,197
Loans held for sale	14,563	10,187
Finance receivables and loans, net of unearned income
Consumer	92,630	69,439
Commercial	45,246	42,454
Allowance for credit losses	(3,059)	(2,167)

Total finance receivables and loans, net	134,817	109,726
Investment in operating leases, net	24,163	25,228
Notes receivable from General Motors	2,801	4,165
Mortgage servicing rights	2,683	4,840
Premiums and other insurance receivables	1,742	1,501
Other assets	24,193	15,776

Total assets	$227,670	$192,721

Liabilities
Debt	183,091	152,033
Interest payable	2,719	2,381
Unearned insurance premiums and service revenue	3,497	2,578
Reserves for insurance losses and loss adjustment expenses	2,140	1,797
Accrued expenses and other liabilities	14,837	13,915
Deferred income taxes	3,555	3,883

Total liabilities	209,839	176,587
Stockholder’s equity
Common stock, $.10 par value (10,000 shares authorized, 10 shares outstanding) and paid-in capital	5,641	5,641
Retained earnings	12,285	10,815
Accumulated other comprehensive loss	(95)	(322)

Total stockholder’s equity	17,831	16,134

Total liabilities and stockholder’s equity	$227,670	$192,721

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Stockholder’s Equity
General Motors Acceptance Corporation

Year ended December 31, (in millions)	2002	2001	2000

Common stock and paid-in capital
Balance at beginning of year	$5,641	$5,128	$2,200
Capital contribution	—	513	2,928

Balance at end of year	5,641	5,641	5,128

Retained earnings
Balance at beginning of year	10,815	9,029	8,804
Net income	1,870	1,786	1,602
Dividends paid	(400)	—	(1,377)

Balance at end of year	12,285	10,815	9,029

Accumulated other comprehensive income (loss)
Balance at beginning of year	(322)	(117)	118
Other comprehensive income (loss)	227	(205)	(235)

Balance at end of year	(95)	(322)	(117)

Total stockholder’s equity
Balance at beginning of year	16,134	14,040	11,122
Capital contribution	—	513	2,928
Net income	1,870	1,786	1,602
Dividends paid	(400)	—	(1,377)
Other comprehensive income (loss)	227	(205)	(235)

Total stockholder’s equity at end of year	$17,831	$16,134	$14,040

Comprehensive income
Net income	$1,870	$1,786	$1,602
Other comprehensive income (loss)	227	(205)	(235)

Comprehensive income	$2,097	$1,581	$1,367

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
General Motors Acceptance Corporation

Year ended December 31, (in millions)	2002	2001	2000

Operating activities
Net income	$1,870	$1,786	$1,602
Reconciliation of net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	(34)	—
Depreciation and amortization	5,137	5,297	5,490
Amortization and valuation adjustments of mortgage servicing rights	3,871	948	521
Provision for credit losses	2,028	1,472	602
Net gains on sales of finance receivables and loans	(239)	(210)	(14)
Net gains recognized on investment securities	(74)	(83)	(168)
Net change in:
Trading securities	(656)	(777)	(577)
Loans held for sale	(4,376)	(4,248)	241
Deferred income taxes	(454)	345	234
Interest payable	318	630	228
Other assets	(2,593)	(1,689)	(741)
Other liabilities	2,407	1,184	2,718
Other, net	1,054	333	18

Net cash provided by operating activities	8,293	4,954	10,154

Investing activities
Purchases of available for sale securities	(36,392)	(30,597)	(22,748)
Proceeds from sales of available for sale securities	12,790	5,130	3,541
Proceeds from maturities of available for sale securities	21,222	24,787	19,281
Maturities (purchases) of held to maturity securities	64	(153)	(42)
Net increase in finance receivables and loans	(143,166)	(107,440)	(73,756)
Proceeds from sales of finance receivables and loans	117,276	95,949	59,221
Purchases of operating lease assets	(16,624)	(12,938)	(15,415)
Disposals of operating lease assets	13,130	12,214	10,830
Net change in:
Notes receivable from General Motors	1,392	1,100	(1,495)
Mortgage servicing rights	(1,711)	(2,075)	(1,084)
Acquisitions of subsidiaries, net of cash acquired	(182)	(541)	(2,077)
Other, net	(1,539)	(615)	(841)

Net cash used in investing activities	(33,740)	(15,179)	(24,585)

Financing activities
Net change in short-term debt	1,552	(20,916)	7,591
Proceeds from issuance of long-term debt	46,848	58,521	22,481
Repayments of long-term debt	(24,561)	(18,905)	(16,263)
Capital contributions	—	500	2,449
Dividends paid	(400)	—	(1,377)

Net cash provided by financing activities	23,439	19,200	14,881

Effect of exchange rate changes on cash and cash equivalents	10	(22)	(6)

Net increase (decrease) in cash and cash equivalents	(1,998)	8,953	444
Cash and cash equivalents at beginning of year	10,101	1,148	704

Cash and cash equivalents at end of year	$8,103	$10,101	$1,148

Supplemental disclosures
Cash paid for:
Interest	$6,232	$6,783	$7,961
Income taxes	455	693	470
Non-cash items:
Capital contribution	—	13	479

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

1	Significant Accounting Policies

General Motors Acceptance Corporation (GMAC or the Company), a wholly-owned subsidiary of General Motors Corporation (General Motors or GM), was incorporated in 1997 under the Delaware General Corporation Law. On January 1, 1998, the Company merged with its predecessor, which was originally incorporated in New York in 1919. The Company is a financial services organization providing a diverse range of services to a global customer base.

Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after eliminating all significant intercompany balances and transactions. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (GAAP) and prevailing industry practices.

The Company operates its international subsidiaries in a similar manner as in the U.S., subject to local laws or other circumstances that may cause it to modify its procedures accordingly. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the reporting period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholder’s equity.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. In developing the estimates and assumptions, management uses all available evidence. However, because of uncertainties associated with estimating the amounts, timing and likelihood of possible outcomes, actual results could differ from estimates.

Cash Equivalents

Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.

Investment Securities

The Company’s portfolio of investment securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts and other investments. Investment securities are classified based on management’s intent on the date of purchase. The Company’s trading securities primarily consist of retained interests in certain mortgage loan securitizations. The retained interests are recorded at estimated fair value with changes in fair value recorded in current period earnings. Debt securities which management has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other investment securities are classified as available for sale and carried at fair value with unrealized gains and losses (excluding other-than-temporary impairments) included in other comprehensive income within shareholder’s equity on an after-tax basis. Investments classified as available for sale or held to maturity are considered to be impaired when a decline in fair value is judged to be other than temporary. The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the magnitude and duration of the decline in fair value; the financial health of and business outlook for the issuer; and the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded in investment income and a new cost basis in the investment is established. Realized gains and losses on investment securities are generally reported in investment income, except for recognized gains and losses on available for sale securities used to economically manage the risk associated with mortgage servicing rights, which are reported in mortgage banking income. Realized gains and losses on sales of securities are determined using the specific identification method.

Loans Held for Sale

Loans held for sale include residential and commercial mortgage loans and are carried at the lower of aggregate cost or estimated fair value, or if qualifying for hedge accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, reported at estimated fair value. Fair value is based on contractually established commitments from investors or is based on current investor yield requirements. Interest on conforming residential mortgage loans held for sale is accrued until such loans become 90 days delinquent. Income is accrued on all other residential mortgage loans held for sale and commercial mortgage loans held for sale until the loans become 60 days delinquent.

Finance Receivables and Loans

Finance receivables and loans are reported at the principal amount outstanding, net of unearned income. Unearned income, which includes deferred origination fees reduced by origination costs, is amortized to consumer or commercial revenue over the contractual life of the related finance receivable or loan using the interest method. Loan commitment fees are generally deferred and amortized into commercial revenue over the commitment period. Other credit-related fees, including letter and line of credit fees, are recognized as other income when earned.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

Nonaccrual loans

Consumer and commercial revenue recognition is suspended when finance receivables and loans are placed on nonaccrual status. Retail automotive receivables are placed on nonaccrual status when contractually delinquent for 120 days. Commercial automotive receivables and loans and commercial and industrial loans (excluding warehouse lending receivables) are placed on nonaccrual status when contractually delinquent for 90 days. Residential mortgages and commercial real estate loans are placed on nonaccrual status when contractually delinquent for 60 days. Warehouse, construction, and other lending receivables are placed on nonaccrual status when contractually delinquent for 90 days. Revenue accrued but not collected at the date the finance receivables and loans are placed on nonaccrual status is reversed and subsequently recognized only to the extent it is received in cash. Finance receivables and loans are restored to accrual status only when contractually current and the collection of future payments is reasonably assured.

Impaired loans

Commercial loans are considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement and the recorded investment in the loan exceeds the estimated fair value of the underlying collateral. GMAC recognizes income on impaired loans as discussed previously for nonaccrual loans. If the recorded investment in impaired loans exceeds the estimated fair value, a valuation allowance is established as a component of the allowance for credit losses. In addition to commercial loans specifically identified for impairment, the Company has portfolios of smaller-balance homogeneous loans that are collectively evaluated for impairment, as discussed within the allowance for credit losses accounting policy.

Allowance for Credit Losses

The allowance for credit losses is management’s estimate of probable incurred losses in the lending portfolios. Portions of the allowance for credit losses are allocated to cover the estimated losses on commercial loans specifically identified for impairment. The remaining or unallocated portion of the allowance for credit losses is established to cover the estimated losses on the homogeneous portfolios of finance receivables and loans collectively evaluated for impairment. Additions to the allowance for credit losses are made by charges to the provision for credit losses. Amounts deemed to be uncollectible are charged against the allowance for credit losses. Additionally, losses arising from the sale of repossessed assets collateralizing automotive finance receivables and loans are charged to the allowance for credit losses. Recoveries of previously charged off amounts are credited to the allowance for credit losses.

The Company performs periodic and systematic detailed reviews of its lending portfolios to identify inherent risks and to assess the overall collectibility of those portfolios. The unallocated allowance on the portfolios collectively reviewed for impairment, generally consumer finance receivables and loans, is based on aggregated portfolio evaluations by receivable and loan type. Loss models are utilized for these portfolios which consider a variety of factors including, but not limited to, historical loss experience, current economic conditions, anticipated repossessions or foreclosures based on portfolio trends, delinquencies and credit scores, and expected loss factors by receivable and loan type. Loans in the commercial portfolios are generally reviewed on an individual loan basis and if necessary, an allowance is established for individual loan impairment. Loans subject to individual reviews are analyzed based on factors including, but not limited to, historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information, which result in the estimation of specific allowances for credit losses. The allowance related to specifically identified impaired loans is established based on discounted expected cash flows, observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral. The evaluation of these factors for both consumer and commercial finance receivables and loans involves complex, subjective judgments. Management evaluates the adequacy of the allowance for credit losses based on the combined total of the allocated and unallocated components.

Securitizations and Other Off-balance Sheet Transactions

The Company securitizes, sells and services retail finance receivables, wholesale loans, and residential and commercial mortgage loans. Interests in the securitized and sold loans are generally retained in the form of interest-only strips, senior or subordinated interests, cash reserve accounts and servicing rights. The Company’s retained interests are generally subordinate to investors’ interests. The investors and the securitization trusts have no recourse to the Company’s other assets for failure of debtors to pay when due.

GMAC retains servicing responsibilities for all of its retail finance receivable and wholesale loan securitizations and for the majority of its residential and commercial mortgage loan securitizations. The Company may receive servicing fees based on the securitized loan balances and certain ancillary fees, all of which are recorded in other income for retail finance receivables and wholesale loans, and mortgage banking income for residential and commercial mortgage loans. The Company also retains the right to service the residential mortgage loans sold as a result of mortgage-backed security transactions with the Government National Mortgage Association (GNMA), Fannie Mae and Freddie Mac.

Gains or losses on securitizations and sales depend on the previous carrying amount of the finance receivables and loans involved in the transfer and are allocated between the finance receivables and loans sold and the retained interests based on their relative fair values at the date of sale. Since quoted market

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

prices are generally not available, GMAC estimates the fair value of retained interests by determining the present value of future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including credit losses, prepayment speeds, weighted average life and discount rates commensurate with the risks involved and, if applicable, interest or finance rates on variable and adjustable contracts. Credit loss assumptions are based upon historical experience and the characteristics of individual receivables and loans underlying the securities. Prepayment speed estimates are determined utilizing data obtained from market participants, where available, or based on historical prepayment rates on similar assets. Discount rate assumptions are determined using data obtained from market participants, where available, or based on current relevant treasury rates plus a risk adjusted spread based on analysis of historical spreads on similar types of securities. Estimates of interest rates on variable and adjustable contracts are based on spreads over the applicable benchmark interest rate. Gains on securitizations and sales are reported in other income for retail finance receivables and wholesale loans, and mortgage banking income for residential and commercial mortgage loans. Retained interests are recorded at fair value with any declines in fair value below the carrying amount reflected in other comprehensive income, or in earnings, if declines are determined to be other than temporary. Retained interest-only strips and senior and subordinated interests are generally included in available for sale investment securities, or in trading investment securities, depending on management’s intent at the time of securitization. Retained cash reserve accounts are included in other assets.

On April 1, 2001, the Company adopted the accounting provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, related to transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The effect of adopting the accounting provisions of this new statement was not material to the Company’s financial statements.

Investments in Operating Leases

Investments in operating leases are reported at cost less accumulated depreciation and net of origination fees or costs. Income from operating lease assets, which includes lease origination fees net of lease origination costs, is recognized as operating lease revenue on a straight-line basis over the scheduled lease term. Depreciation of vehicles is generally provided on a straight-line basis to an estimated residual value over a period of time consistent with the term of the underlying operating lease agreement. Depreciation is adjusted for the difference between the net book value and the proceeds on disposal of the assets. The Company evaluates its depreciation policy for leased vehicles on a regular basis.

The Company has significant investments in the residual values of assets in its operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts and are initially recorded based on appraisals and estimates. Realization of the residual values is dependent on the Company’s future ability to market the vehicles under then prevailing market conditions. Management reviews residual values periodically to determine that recorded amounts are appropriate and the operating lease assets have not been impaired.

Mortgage Servicing Rights

The Company capitalizes the value expected to be realized from performing specified residential and commercial mortgage servicing activities for others as mortgage servicing rights (MSRs). Such capitalized servicing rights are purchased or retained upon sale or securitization of mortgages. These rights are amortized in proportion to, and over the period of, the estimated future net servicing income stream of the related mortgage loans as a reduction of the actual servicing income received. Pursuant to the Company’s hedge program, the majority of the MSRs are hedged to mitigate the effect of changes in MSR fair value resulting from changes in interest rate risk. If the changes in the fair value of the hedged MSRs are highly correlated to changes in the fair value of the derivative contracts, the hedged MSRs are adjusted for the change in fair value of the risk being hedged and the resultant gain or loss is recognized in earnings. MSRs that do not meet the criteria for hedge accounting treatment (as specified by SFAS No. 133) are carried at the lower of cost of fair value. Such MSRs are periodically evaluated for impairment, which is recorded through a valuation allowance and a corresponding reduction in earnings in the period the impairment is determined. Subsequent increases in the fair value of such assets is effected by the release of the valuation allowance (but not in excess of the cost basis of the asset) and a corresponding increase in earnings.

Since quoted market prices for MSRs are generally not available, GMAC estimates the fair value of MSRs by determining the present value of future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including expected cash flows, credit losses, prepayment speeds and return requirements commensurate with the risks involved. Cash flow assumptions are based on the Company’s actual performance, and where possible, their reasonableness is periodically validated through comparisons to other market participants. Credit loss assumptions are based upon historical experience and the characteristics of individual loans underlying the MSRs. Prepayment speed estimates are determined utilizing data obtained from market participants. Return requirement assumptions are determined using data obtained from market participants, where available, or based on current relevant treasury rates plus a risk adjusted spread based on analysis of historical spreads on similar types of securities. For purposes of evaluating and measuring impairment of MSRs, the Company stratifies its portfolio on the basis of the predominant risk characteristics, primarily interest rate and loan type. Any indicated impairment is recognized as a reduction in mortgage banking income through a valuation allowance to the extent that the carrying value of an individual

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

stratum exceeds its estimated fair value. Management has used its best judgment in estimating fair value. Since many factors can affect the estimate of the fair value of mortgage servicing rights, the Company regularly evaluates the major assumptions and modeling techniques used in its estimate of the fair value of its MSRs and reviews such assumptions against market comparables, if available. Also, the Company closely monitors the actual performance of its MSRs by regularly comparing actual cash flow, credit and prepayment experience to modeled estimates. In addition to the use of interest rate derivatives, the Company uses available for sale securities to mitigate the effect of changes in fair value from the interest rate risk inherent in the mortgage servicing rights.

Reinsurance

The Company assumes and cedes insurance risk under various reinsurance agreements. The Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk with other insurance enterprises. The Company remains liable with respect to any reinsurance ceded if the assuming companies were unable to meet their obligations under these reinsurance agreements. The Company also assumes insurance risks from other insurance companies, receiving a premium as consideration for the risk assumption. Amounts recoverable from reinsurers on paid losses and loss adjustment expenses are included in premiums and other insurance receivables. Amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses, and loss adjustment expenses pursuant to reinsurance contracts are estimated and reported with premiums and other insurance receivables. Amounts paid to reinsurers relating to the unexpired portion of reinsurance contracts are reported as prepaid reinsurance premiums within premiums and other insurance receivables.

Repossessed and Foreclosed Assets

Assets are classified as repossessed and foreclosed assets and included in other assets when physical possession of the collateral is taken, regardless of whether foreclosure proceedings have taken place. Repossessed and foreclosed assets are carried at the lower of the outstanding balance at the time of repossession or foreclosure, or fair value of the asset less estimated costs to sell. Losses on the periodic revaluation of repossessed and foreclosed assets are charged to other operating expenses. Gains and losses on the sales of repossessed assets subject to operating leases and foreclosed assets are credited or charged to depreciation expense and other operating expenses, respectively. Net costs of maintaining and operating repossessed and foreclosed assets are expensed as incurred.

Goodwill and Other Intangibles

Goodwill and other intangible assets, net of accumulated amortization, are reported in other assets on the balance sheet. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, effective January 1, 2002. Goodwill, which represents the excess of the cost of an acquisition over the fair value of net assets acquired, is reviewed for impairment at least annually. An impairment loss is recorded to the extent that the carrying value of goodwill exceeds its fair value. The fair value of goodwill is determined based on various analyses, including discounted cash flow projections. Other intangible assets, which include customer lists, non-compete agreements and other identifiable intangible assets, are amortized on a straight-line basis over an estimated useful life of 5 to 10 years.

Prior to the January 1, 2002 adoption of SFAS No. 142, goodwill and other intangible assets were amortized using the straight-line method over periods ranging from 5 to 40 years. Goodwill in excess of associated expected operating cash flows was considered impaired and written down to fair value. The existence of impairment was evaluated based on estimated undiscounted future cash flows.

Premises and Equipment

Premises and equipment, stated at cost net of accumulated depreciation and amortization, are reported in other assets on the Consolidated Balance Sheet. Included in premises and equipment are certain capitalized software costs. The capitalized software is generally amortized on a straight-line basis over its useful life for a period not to exceed three years. Capitalized software that is not expected to provide substantive service potential or for which development costs significantly exceed the amount originally expected is considered impaired and written down to fair value.

Deferred Policy Acquisition Costs

Commissions and other costs of acquiring insurance, and compensation paid to producers of vehicle service contracts that are primarily related to and vary with the production of business are deferred and amortized over the terms of the related policies and service contracts on the same basis as premiums and revenue are earned, except for direct response advertising costs that are earned over a three year period based on anticipated future benefit.

Unearned Insurance Premiums and Service Revenue

Insurance premiums, net of premiums ceded to reinsurers, and unearned service revenue are earned over the terms of the policies. The portion of premiums and service revenues written applicable to the unexpired terms of the policies is recorded as unearned insurance premiums or unearned service revenue. For short duration contracts, premiums are earned on a pro rata or unearned service revenue basis. For vehicle service and maintenance contracts, premiums and service revenues are earned on a basis proportionate to the anticipated loss emergence.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

Reserves for Insurance Losses and Loss Adjustment Expenses

The reserves for insurance losses and loss adjustment expenses represent the accumulation of estimates for reported losses and a provision for losses incurred but not reported, including claims adjustment expenses, relating to direct insurance and assumed reinsurance agreements. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred and netted against insurance losses and loss adjustment expenses. Insurance liabilities are necessarily based on estimates, and the actual liability may vary from such estimates. The estimates are regularly reviewed and adjustments, which may be significant, are included in earnings in the period in which they arise.

Derivative Instruments and Hedging Activities

At inception, GMAC designates each qualifying derivative as a hedge of the fair value of a recognized asset or liability (fair value hedge) or a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). GMAC also uses derivatives which, although held for risk management purposes, do not qualify as hedges under GAAP. Changes in the fair value of derivatives that are designated and qualify as fair value hedges, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in other comprehensive income until earnings are affected by the variability of cash flows of the hedged asset or liability (e.g., when periodic settlements on a variable rate asset or liability are recorded in earnings). Changes in the fair value of derivatives held for risk management purposes that do not meet the criteria to qualify as hedges under GAAP are reported in current period earnings. The ineffective portions of fair value and cash flow hedges are immediately recognized in earnings as offsets to income and expenses related to the hedged assets or liabilities. The hedge accounting treatment described above is no longer applied if a derivative instrument is terminated or the hedge designation is removed. For fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the asset or liability and are recognized into income over the original hedge period. For cash flow hedges, any changes in fair value of the derivative remain in other comprehensive income and are reclassified into earnings in the same period during which the hedged asset or liability affects income. Derivatives not designated as fair value or cash flow hedges are carried at fair value, with changes in fair value reflected in current period earnings.

Effective January 1, 2001, GMAC adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under these rules all derivatives, whether designated for hedging relationships or not, are required to be recorded on the balance sheet as assets or liabilities, carried at fair value and periodically adjusted, as discussed in the foregoing paragraph. The after-tax cumulative effect of the adoption of SFAS No. 133 as of January 1, 2001, was $34 million favorable to income and $53 million unfavorable to stockholder’s equity. The amount of the transition adjustment reclassified into earnings from other comprehensive income during 2001 was immaterial. Prior to the adoption of SFAS No. 133, derivatives entered into for hedging purposes were generally accounted for on an accrual basis and reported in other assets or other liabilities.

Income Taxes

GMAC (including its domestic subsidiaries) joins with General Motors in filing a consolidated U.S. federal income tax return. Certain other GMAC subsidiaries file tax returns in their local jurisdictions. The portion of the consolidated tax recorded by the Company and its subsidiaries included in the consolidated tax return generally is equivalent to the liability that would have been incurred on a separate return basis and is settled as GM’s tax payments are due. Deferred tax assets and liabilities are recognized for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.

Reclassifications

For all prior years presented, the Company reclassified certain amounts for financial reporting purposes. The reclassifications were intended to align reporting and disclosure of the Company’s diverse business activities. Most significantly, consumer and commercial mortgage loans are now reported in finance receivables and loans on the Company’s Consolidated Balance Sheet. Additionally, the Company’s provision and the allowance for credit losses, as reported on the respective Consolidated Statement of Income and Consolidated Balance Sheet, have been expanded to include similar amounts related to the Company’s mortgage loan portfolio. In most instances, these amounts were previously reported as other assets or expenses or as separate line items on the Consolidated Financial Statements.

Recently Issued Accounting Standards

SFAS No. 146 — In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. In contrast, EITF 94-3 recognized a liability at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

initiated after December 31, 2002. The Company did not apply the provisions of this standard early and does not expect that it will have a material impact on the Company’s financial condition or results of operations.

FASB Interpretation No. 45 — In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). The Interpretation changes the accounting for, and disclosure of, guarantees. Beginning with transactions entered into after December 31, 2002, the Interpretation requires certain guarantees to be recorded at fair value, which is different from prior practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as defined in SFAS No. 5, Accounting for Contingencies. In general, FIN 45 applies to contracts or indemnification agreements that contingently require GMAC to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. While the accounting provisions only apply to new transactions entered into after December 31, 2002, FIN 45 requires GMAC to make new disclosures effective for the 2002 financial statements, which are found in Note 22 to the Consolidated Financial Statements. FIN 45 does not have a material impact on the Company’s financial condition or results of operations at December 31, 2002.

FASB Interpretation No. 46 — In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51, Consolidated Financial Statements (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities, representing those entities whose total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties. More specifically, it addresses those entities in which the equity investment at risk is not greater than the expected losses of the entity. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 does not impact the consolidation guidance for qualifying special purpose entities (QSPEs) as described in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

FIN 46 is effective for all enterprises with interests in variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the consolidation provisions of FIN 46 shall be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company has certain interests in variable interest entities and is in the process of analyzing the provisions of FIN 46 to determine the resulting impact to the Company’s financial position, results of operations and cash flows. The Company adopted the disclosure provisions of FIN 46 effective December 31, 2002, as they relate to existing variable interest entities. Refer to Note 8 to Consolidated Financial Statements for a further discussion.

2	Insurance Premiums and Service Revenue Earned

The following table is a summary of insurance premiums and service revenue written and earned.

	2002		2001		2000

Year ended December 31, (in millions)	Written	Earned	Written	Earned	Written	Earned

Insurance premiums
Direct	$2,115	$2,285	$2,298	$2,024	$2,036	$1,899
Assumed	483	498	486	430	340	330

Gross insurance premiums	2,598	2,783	2,784	2,454	2,376	2,229
Ceded	(386)	(381)	(431)	(410)	(363)	(345)

Net insurance premiums	2,212	2,402	2,353	2,044	2,013	1,884
Service revenue	1,235	287	284	182	172	123

Insurance premiums and service revenue	$3,447	$2,689	$2,637	$2,226	$2,185	$2,007

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

3	Mortgage Banking Income

The following table presents the components of mortgage banking income:

Year ended December 31,
(in millions)	2002	2001	2000

Mortgage servicing fees	$1,343	$1,215	$939
Amortization and impairment of mortgage servicing rights	(2,314)	(1,113)	(521)
Gains (losses) on hedges (a)	685	(121)	—
Gains on investment securities (b)	276	—	—

Net loan servicing income (loss)	(10)	(19)	418
Gains from sales of loans	1,601	1,444	806
Mortgage processing fees	206	243	65
Other	267	194	229

Mortgage banking income	$2,064	$1,862	$1,518

(a)	Includes SFAS No. 133 hedge ineffectiveness, amounts excluded from the hedge effectiveness calculation and the change in value of derivatives not qualifying for hedge accounting.
(b)	Includes realized net gains related to investment securities used to manage risk associated with mortgage servicing rights.

4	Other Income

Details of other income were as follows:

Year ended December 31,
(in millions)	2002	2001	2000

Automotive receivable securitizations
Excess interest on revolving transactions	$482	$430	$297
Gains on sales	239	210	14
Service fees	159	201	205
Interest on cash deposits	51	66	88
Deferred gain accretion (a)	61	62	37
Other	360	210	145

Total automotive receivable securitizations	1,352	1,179	786
Interest and service fees on transactions with GM	470	679	678
Real estate services	389	346	358
Full service leasing fees	310	206	163
Used vehicle sales — U.K.	198	181	87
Interest on cash equivalents	78	108	26
Factoring commissions	68	84	48
Derivatives market adjustment	(47)	113	—
Other	853	492	341

Total other income	$3,671	$3,388	$2,487

(a)	Represents accretion of gains deferred on non-mortgage securitization interests retained by the Company.

5	Other Operating Expenses

Details of other operating expenses were as follows:

Year ended December 31,
(in millions)	2002	2001	2000

Data processing and telecommunications	$487	$480	$480
Deferred policy acquisition cost amortization	401	73	24
Rent and storage	302	330	298
Premises and equipment depreciation	297	254	226
Professional services	292	267	198
Full service leasing	286	190	156
Advertising and marketing	251	208	247
Collection and repossession	185	208	143
Used vehicle costs — U.K.	162	147	69
Lease and loan administration	134	106	96
Automobile lease residual loss insurance (a)	126	216	151
Goodwill and intangible assets amortization (b)	27	173	140
Other	1,265	1,262	876

Total other operating expenses	$4,215	$3,914	$3,104

(a)	Relates to leases carried off-balance sheet in a special purpose entity.
(b)	In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, effective January 1, 2002.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

6	Investment Securities

The Company’s portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts and other investments. The cost, fair value and gross unrealized gains and losses on available for sale and held to maturity securities were as follows:

	2002				2001

		Gross				Gross
		unrealized				unrealized
				Fair				Fair
December 31, (in millions)	Cost (a)	gains	losses	value	Cost (a)	gains	losses	value

Available for sale securities
Debt securities
U.S. Treasury and federal agencies	$2,836	$39	$—	$2,875	$615	$14	$(3)	$626
States and political subdivisions	599	52	(1)	650	931	43	(4)	970
Foreign government securities	479	19	(1)	497	35	2	—	37
Mortgage-backed securities	339	43	(4)	378	729	14	(19)	724
Interests in securitization trusts	2,140	249	(59)	2,330	1,605	189	(9)	1,785
Corporate debt securities	1,580	98	(5)	1,673	1,318	39	(24)	1,333
Other debt securities	260	12	(5)	267	304	4	(2)	306

Total debt securities	8,233	512	(75)	8,670	5,537	305	(61)	5,781
Equity securities	1,224	163	(135)	1,252	1,215	246	(142)	1,319

Total available for sale securities	$9,457	$675	$(210)	$9,922	$6,752	$551	$(203)	$7,100

Held to maturity securities
Total held to maturity securities (b)	$305	$7	$(26)	$286	$375	$—	$(4)	$371

(a)	Net of $207 and $7 of losses in value determined to be other than temporary for the years ended December 31, 2002 and 2001, respectively.
(b)	Primarily mortgage-backed securities.

The Company’s portfolio of trading securities includes asset- and mortgage-backed securities and interest- and principal-only securities. The fair value, unrealized losses and amount pledged as collateral were as follows:

December 31, (in millions)	2002	2001

Trading securities
Fair value	$4,378	$3,722
Net unrealized losses (a)	651	584
Pledged as collateral	1,718	977

(a)	Net unrealized losses were included in investment income and totaled $146 for the year ended December 31, 2000.

The maturity distribution of available for sale and held to maturity debt securities outstanding is summarized in the following table. Actual maturities may differ from those scheduled as a result of prepayments by issuers.

	Available		Held to
	for sale		maturity

		Fair		Fair
December 31, 2002 (in millions)	Cost	value	Cost	value

Due in one year or less	$462	$468	$—	$—
Due after one year through five years	1,576	1,654	—	—
Due after five years through ten years	1,182	1,256	—	—
Due after ten years	2,534	2,584	—	—
Mortgage-backed securities and interests in securitization trusts	2,479	2,708	305	286

Total securities	$8,233	$8,670	$305	$286

The following table presents gross gains and losses realized upon the sales of available for sale securities.

Year ended December 31, (in millions)	2002	2001	2000

Gross realized gains	$402	$228	$316
Gross realized losses	(121)	(145)	(148)

Net realized gains (a)	$281	$83	$168

(a)	Realized gains are reported either in investment income or mortgage banking income.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

7	Finance Receivables and Loans

The composition of finance receivables and loans outstanding was as follows:

	2002			2001

December 31, (in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Consumer
Retail automotive	$64,317	$13,075	$77,392	$55,873	$10,687	$66,560
Residential mortgages	15,147	91	15,238	2,706	173	2,879

Total consumer	79,464	13,166	92,630	58,579	10,860	69,439
Commercial
Automotive
Wholesale	14,904	6,558	21,462	10,088	5,944	16,032
Leasing and lease financing	5,087	898	5,985	7,721	851	8,572
Term loans to dealers and other	4,687	1,067	5,754	4,715	893	5,608
Commercial and industrial	7,842	1,619	9,461	8,766	1,584	10,350
Commercial real estate:
Commercial mortgage	526	95	621	398	75	473
Construction	1,925	38	1,963	1,419	—	1,419

Total commercial	34,971	10,275	45,246	33,107	9,347	42,454

Total finance receivables and loans (a)(b)	$114,435	$23,441	$137,876	$91,686	$20,207	$111,893

(a)	Total is net of unearned income of $6,455 and $5,766 at December 31, 2002 and 2001.
(b)	The aggregate amount of finance receivables and loans maturing in the next five years is as follows: $60,444 in 2003; $25,563 in 2004; $19,409 in 2005; $13,047 in 2006; $7,134 in 2007 and $18,734 in 2008 and thereafter. Actual maturities may differ from those scheduled due to prepayments.

The following table presents an analysis of the activity in the allowance for credit losses on finance receivables and loans.

Year ended December 31, (in millions)	2002	2001	2000

Allowance at beginning of year	$2,167	$1,493	$1,282
Provision for credit losses	2,028	1,472	602
Charge-offs
Domestic	(1,017)	(838)	(448)
Foreign	(150)	(100)	(107)

Total charge-offs	(1,167)	(938)	(555)

Recoveries
Domestic	140	91	100
Foreign	21	17	19

Total recoveries	161	108	119

Net charge-offs	(1,006)	(830)	(436)
Other (a)	(130)	32	45

Allowance at end of year	$3,059	$2,167	$1,493

(a)	Includes allowances added related to the acquisitions of discounted loan portfolios, net of allowances removed upon sale of the related finance receivables and loans.

The following table presents information about loans specifically identified for impairment.

December 31, (in millions)	2002	2001

Impaired loans	$1,094	$892
Related allowance	473	181
Average balance of impaired loans during the year	1,141	620

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

8	Securitizations and Other Off-Balance Sheet Activities

Securitizations

The Company securitizes automotive and mortgage financial assets as a funding source. GMAC sells retail finance receivables, wholesale loans, residential mortgage loans, commercial mortgage loans and commercial investment securities.

The Company retains servicing responsibilities and subordinated interests for all of its securitizations of retail finance receivables and wholesale loans. Servicing responsibilities are retained for the majority of its residential and commercial mortgage loan securitizations; subordinate interests are retained for some of these securitizations. As of December 31, 2002, the weighted average servicing fees for GMAC’s primary servicing activities were 190 basis points, 100 basis points, 33 basis points and 9 basis points of the outstanding principal balance for sold retail finance receivables, wholesale loans, residential mortgage loans and commercial mortgage loans, respectively. Additionally, the Company receives the rights to cash flows remaining after the investors in the securitization trusts have received their contractual payments.

GMAC maintains cash reserve accounts at predetermined amounts for certain securitization activities in the unlikely event that deficiencies occur in cash flows owed to the investors. The amounts available in such cash reserve accounts are recorded in other assets and totaled $280 million, $937 million, $365 million and $24 million as of December 31, 2002 for retail finance receivable, wholesale loan, residential mortgage loan and commercial mortgage securitizations, respectively and $255 million, $893 million, $378 million and $7 million as of December 31, 2001, respectively.

The following table summarizes pre-tax gains on securitizations and certain cash flows received from and paid to securitization trusts for sales of finance receivables and loans that were completed during 2002, 2001 and 2000:

	2002

	Retail		Mortgage loans
Year ended December 31,	finance	Wholesale
(in millions)	receivables	loans	Residential	Commercial

Pre-tax gains on securitizations	$239	$—	$619	$30
Cash flow information:
Proceeds from new securitizations	9,982	2,327	38,025	1,848
Servicing fees received	251	146	268	17
Other cash flows received on retained interests	1,120	235	1,044	86
Purchases of delinquent or foreclosed assets	(299)	—	(131)	—
Pool buyback cash flows	(289)	(55)	(714)	—
Servicing advances	(117)	—	(2,470)	(122)
Repayments of servicing advances	117	—	2,352	116
Proceeds from collections reinvested in revolving securitizations	482	104,485	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2001

	Retail		Mortgage loans
Year ended December 31,	finance	Wholesale
(in millions)	receivables	loans	Residential	Commercial

Pre-tax gains on securitizations	$210	$—	$966	$24
Cash flow information:
Proceeds from new securitizations	7,331	7,055	35,137	2,934
Servicing fees received	168	124	256	16
Other cash flows received on retained interests	1,160	400	844	60
Purchases of delinquent or foreclosed assets	(240)	—	(34)	—
Pool buyback cash flows	(270)	—	(390)	—
Servicing advances	(88)	—	(1,861)	(95)
Repayments of servicing advances	66	—	1,817	71
Proceeds from collections reinvested in revolving securitizations	—	81,563	364	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2000

	Retail		Mortgage loans
Year ended December 31,	finance	Wholesale
(in millions)	receivables	loans	Residential	Commercial

Pre-tax gains on securitizations	$14	$—	$682	$33
Cash flow information:
Proceeds from new securitizations	4,559	4,199	24,959	2,310
Servicing fees received	105	85	212	13
Other cash flows received on retained interests	1,550	631	483	44
Purchases of delinquent or foreclosed assets	(182)	—	(282)	—
Pool buyback cash flows	(348)	—	—	—
Servicing advances	(75)	—	(617)	(82)
Repayments of servicing advances	66	—	586	74
Proceeds from collections reinvested in revolving securitizations	—	50,463	—	—

Pre-tax gains recognized on commercial investment securities were $18 million, $17 million and $7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Cash proceeds from new securitizations of commercial investment securities were $439 million, $643 million and $382 million for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, cash flows received on retained interests of commercial investment securities aggregated $37 million, $16 million and $2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

Key economic assumptions used in measuring the estimated fair value of retained interests of sales completed during 2002 and 2001, as of the dates of such sales, were as follows:

2002

		Mortgage loans		Commercial
	Retail finance (a)			investment
Year ended December 31,	receivables	Residential (b)	Commercial	securities

Key assumptions (rates per annum):
Annual prepayment rate (c)	0.8-1.3%	6.9-54.7%	0.0-50.0%	0.0-90.0%
Weighted average life (in years)	1.5-2.6	1.3-4.5	1.0-7.8	2.7-16.4
Expected credit losses	(d)	0.0-24.8%	0.0-1.5%	0.0-0.9%
Discount rate	9.5-12.0%	6.5-13.5%	2.8-37.4%	3.4-23.9%
Variable returns to transferees	1 month LIBOR + contractual spread	Interest rate yield curve + contractual spread

[Additional columns below]

[Continued from above table, first column(s) repeated]

2001

		Mortgage loans		Commercial
	Retail finance			investment
Year ended December 31,	receivables (a)	Residential (b)	Commercial	securities

Key assumptions (rates per annum):
Annual prepayment rate (c)	0.8-1.3%	9.8-38.0%	0.0-50.0%	0.0-25.0%
Weighted average life (in years)	1.5-1.8	1.7-6.4	1.2-9.3	3.5-14.9
Expected credit losses	(d)	0.0-22.9%	0.0-1.9%	0.0-0.8%
Discount rate	9.5-12.0%	6.5-13.5%	6.9-54.7%	9.8-19.5%
Variable returns to transferees	1 month LIBOR + contractual spread	Interest rate yield curve + contractual spread

(a)	The fair value of retained interests in wholesale securitizations approximates cost due to the short-term and floating rate nature of wholesale loans.
(b)	Included within residential mortgage loans are home equity loans and lines, high loan-to-value loans and residential first and second mortgage loans.
(c)	Based on the weighted average maturity (WAM) for finance receivables and constant prepayment rate (CPR) for mortgage loans and commercial investment securities.
(d)	A reserve totaling $127 million and $92 million at December 31, 2002 and 2001, respectively, has been established for expected credit losses on sold finance receivables.

The table below outlines the key economic assumptions and the sensitivity of the estimated fair value of retained interests at December 31, 2002 to immediate 10% and 20% adverse changes in those assumptions.

		Mortgage loans		Commercial
	Retail finance			investment
($ in millions)	receivables (a)	Residential	Commercial	securities

Carrying value/fair value of retained interests	$1,850 (b)	$1,661	$624	$336
Weighted average life (in years)	0.1-2.6	1.3-4.6	0.1-19.4	1.2-20.9
Annual prepayment rate	0.2-1.5% WAM	6.6-80.7% CPR	0.0-50.0% CPR	0.0-90.0% CPR
Impact of 10% adverse change	$—	$(144)	$—	$(1)
Impact of 20% adverse change	—	(267)	—	(2)

Loss assumption	(b)	0.0-24.8%	0.0-4.1%	0.0-36.8%
Impact of 10% adverse change	$(13)	$(205)	$(4)	$(5)
Impact of 20% adverse change	(26)	(399)	(8)	(9)

Discount rate	9.5-14.0%	6.5-13.5%	2.8-45.0%	3.6-28.5%
Impact of 10% adverse change	$(11)	$(39)	$(14)	$(21)
Impact of 20% adverse change	(21)	(78)	(27)	(41)

Market rate (d)	1.3-3.6%	(c)	(c)	(c)
Impact of 10% adverse change	$(13)	$(33)	$—	$—
Impact of 20% adverse change	(26)	(62)	—	—

(a)	The fair value of retained interests in wholesale securitizations approximates cost due to the short-term and floating rate nature of wholesale receivables.
(b)	The fair value of retained interests in securitizations is net of a reserve for expected credit losses totaling $127 million at December 31, 2002.
(c)	Forward benchmark interest rate yield curve plus contractual spread.
(d)	Represents the rate of return paid to the investors.

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities. Additionally, the Company hedges interest rate and prepayment risks associated with certain of the retained interests; the effects of such hedge strategies have not been considered herein.

Expected static pool net credit losses include actual incurred losses plus projected net credit losses divided by the original balance of the outstandings comprising the securitization pool.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

The table below displays the expected static pool net credit losses based on securitizations occurring in each year.

	Loans securitized in (a)

December 31,	2002	2001	2000

Retail automotive	0.4%	0.4%	1.0%
Residential mortgage	0.0-24.8%	0.0-22.9%	0.0-21.7%
Commercial mortgage	0.0-4.1%	0.0-2.3%	0.0-3.0%
Commercial investment securities	0.0-36.8%	0.0-17.0%	0.0-0.8%

(a)	Static pool losses not applicable to wholesale finance receivable securitizations due to their short-term nature.

The following table presents components of securitized financial assets and other assets managed, along with quantitative information about delinquencies and net credit losses.

	Total finance		Amount 60 days or
	receivables and loans		more past due		Net credit losses

December 31, (in millions)	2002	2001	2002	2001	2002	2001

Retail automotive	$92,890	$78,071	$637	$358	$844	$575
Residential mortgage	102,525	95,076	4,012	3,388	864	305

Total consumer	195,415	173,147	4,649	3,746	1,708	880

Wholesale	38,877	32,259	88	64	(15)	6
Commercial mortgage	18,356	16,503	350	250	8	1
Other automotive and commercial	23,164	25,948	317	376	176	281

Total commercial	80,397	74,710	755	690	169	288

Total managed portfolio (a)	275,812	247,857	$5,404	$4,436	$1,877	$1,168

Securitized finance receivables and loans	(123,337)	(125,735)
Loans held for sale (unpaid principal)	(14,599)	(10,229)

Total finance receivables and loans	$137,876	$111,893

(a)	Managed portfolio represents finance receivables and loans on the balance sheet or that have been securitized, excluding securitized finance receivables and loans that GMAC continues to service but has no other continuing involvement.

Other Off-balance Sheet Activities

As described in the Accounting and Reporting Developments section of the accompanying Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements, in January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51, Consolidated Financial Statements (FIN 46). Previous consolidation guidance dictated that one company would include another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to the Company’s previously established entities in the quarter ended September 30, 2003.

The Company holds interests in certain entities that can be classified as variable interest entities under FIN 46. Under current guidance, the Company does not consolidate these entities. The Company has reviewed their interests in these entities and has identified the following entities where it is reasonably possible that GMAC will consolidate or disclose information in the Consolidated Financial Statements when FIN 46 becomes effective.

Central Originating Lease Trust (COLT) — COLT is a limited purpose business trust that purchases vehicles and related consumer leases from GM franchised dealers. COLT funds these acquisitions through secured notes, which are sold to GMAC, and through the issuance of equity. In addition to acting as the originating agent and servicer for COLT leases, GMAC has agreed to reimburse COLT’s third party insurance provider for any losses on the underlying leases (subject to a limit). While COLT is currently a non-consolidated entity (primarily due to the existence

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

of third party equity), GMAC may be deemed to be the primary beneficiary of COLT and required to consolidate COLT under FIN 46. GMAC’s exposure to loss on the COLT assets is indicated by its exposure under the insurance reimbursement agreement for which the Company has reserved $338 million as of December 31, 2002.

In connection with the adoption of FIN 46 management is considering, among other things, purchasing the third-party equity of COLT. In the event of such a purchase, COLT will become a fully consolidated entity with the underlying COLT lease assets ($5 billion at December 31, 2002) being reflected as operating lease assets, replacing the secured notes ($4.6 billion at December 31, 2002) that are currently reported by GMAC as finance receivables and loans. The net increase to the Company’s consolidated total assets would be the third-party equity ($188 million at December 31, 2002).

Mortgage warehouse funding — GMAC sells commercial and residential mortgage loans through various structured finance arrangements in order to provide funds for the origination and purchase of future loans. Certain of these structured finance arrangements include sales to off-balance sheet warehouse funding special purpose entities (SPEs), including GMAC and bank-sponsored commercial paper conduits. Transfers of assets into each facility are accounted for as sales based on the provisions in SFAS No. 140. Certain of these warehouse funding SPEs may be considered a VIE under FIN 46. As the Company retains some of the risks and rewards associated with the underlying assets, it is possible that the Company could be deemed to be the primary beneficiary and thereby required to consolidate the SPEs. Total assets in these facilities were $11.1 billion at December 31, 2002. The exposure to loss related to these facilities was $2.3 billion as of December 31, 2002. The maximum exposure to loss primarily represents the Company’s retained interests in these facilities and would only occur in the unlikely event that there was a complete loss on the assets in the entities.

Collateralized debt obligations (CDOs) — GMAC sponsors, purchases subordinate and equity interests in, and serves as collateral manager for CDOs. Equity investments in CDOs have been purchased from SPEs that are not qualifying special purpose entities (QSPEs) and may be considered variable interest entities under FIN 46. Total assets held in CDOs, which are not QSPEs, were $845 million at December 31, 2002. The Company’s exposure to loss represents the retained interests in these CDOs ($77 million at December 31, 2002).

Guaranteed tax credit funds — The Company’s Mortgage operations have sold investments in tax credit funds to unaffiliated investors and have guaranteed the timely payment of a specified return to those investors. The investors’ return is generated from each fund’s share of low income housing tax credits and tax losses derived from their investments in entities that develop, own, and operate affordable housing properties throughout the United States. As of December 31, 2002, the aggregate amount of such investments was approximately $528 million.

9	Investment in Operating Leases

Investments in operating leases were as follows:

December 31, (in millions)	2002	2001

Vehicles and other equipment, at cost	$31,432	$32,889
Accumulated depreciation	(7,269)	(7,661)

Investment in operating leases, net	$24,163	$25,228

The future lease payments due from customers for equipment on operating leases at December 31, 2002 totaled $11,550 million and are due as follows: $5,281 million in 2003; $3,770 million in 2004; $2,000 million in 2005; $473 million in 2006; and $26 million in 2007.

10	Mortgage Servicing Rights

GMAC capitalizes the present value of expected future cash flows from performing specified mortgage servicing activities for others. Such capitalized servicing rights are purchased or retained upon sales or securitizations of mortgages. The following table summarizes mortgage servicing rights activity and related amortization.

Year ended December 31, (in millions)	2002	2001	2000

Balance at beginning of year (a)	$4,840	$3,694	$3,422
Originations and purchases, net of sales	1,718	2,086	1,084
Amortization	(891)	(707)	(497)
SFAS No. 133 hedge valuation adjustments	(1,557)	165	—
Increase in valuation allowance (b)	(1,427)	(398)	(24)

Balance at end of year	$2,683	$4,840	$3,985

Estimated fair value at year-end	$2,759	$4,953	$4,083

(a)	2001 beginning balance adjusted for reclassification of the fair value of derivatives to other assets upon adoption of SFAS No. 133.
(b)	At December 31, 2002 and 2001, the valuation allowance totaled $1,918 million and $491 million, respectively.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

The Company has implemented risk management strategies, including the use of actively managed derivatives and a portfolio of investment securities that increase in value as interest rates decline, to protect the value of mortgage servicing rights. As the investment securities are designated available for sale, unrealized changes in value are reflected in other comprehensive income on the Consolidated Balance Sheet.

Key economic assumptions and the sensitivity of the current fair value of mortgage servicing rights to immediate 10% and 20% adverse changes in those assumptions are as follows:

December 31, 2002 ($ in millions)

Weighted average prepayment speed (CPR)	1.0- 43.1%
Impact on fair value of 10% adverse change	$(241)
Impact on fair value of 20% adverse change	(427)

Weighted average discount rate	7.9- 20.0%
Impact on fair value of 10% adverse change	$(65)
Impact on fair value of 20% adverse change	(125)

CPR: Constant prepayment rate.

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

11	Premiums and Other Insurance Receivables

Premiums and other insurance receivables consisted of the following:

December 31, (in millions)	2002	2001

Prepaid reinsurance premiums	$316	$310
Reinsurance recoverable on unpaid losses	812	602
Reinsurance recoverable on paid losses	88	111
Premiums receivable (a)	393	304
Reinsurance receivable	133	174

Total premiums and other insurance receivables	$1,742	$1,501

(a)	Net of $7 and $6 allowance for uncollectible premiums receivable at December 31, 2002 and 2001, respectively.

12	Other Assets

Other assets consisted of:

December 31, (in millions)	2002	2001

Premises and equipment at cost	$2,315	$2,138
Accumulated depreciation	(501)	(615)

Net premises and equipment	1,814	1,523
Repossessed and foreclosed assets, net	854	759
Investment in used vehicles held for sale	672	445
Deferred policy acquisition cost	584	165
Goodwill, net of accumulated amortization (a)	3,273	3,144
Intangible assets, net of accumulated amortization (b):
Customer lists and contracts	43	34
Trademarks and other	27	20
Covenants not to compete	—	8
Cash reserves held for securitization trusts	1,481	1,281
Restricted cash collections for securitization trusts	1,244	447
Rental car repurchases	377	235
Debt issuance costs	508	425
Derivative assets	6,369	1,673
Accrued interest receivable on derivatives	816	592
Equity investments	587	469
Subordinate loan participations	885	489
Participations in mortgage investments	272	329
Accrued mortgage interest and rent receivable	1,854	1,720
Real estate investments	481	467
Other assets	2,052	1,551

Total other assets	$24,193	$15,776

(a)	Net income, exclusive of goodwill amortization expense totaling $98 and $81 for the years ended December 31, 2001 and 2000, respectively, was $1,884 and $1,683 for the years ended December 31, 2001 and 2000, respectively.
(b)	Aggregate amortization expense on intangible assets was $27 for the year ended December 31, 2002. Amortization expense is expected to approximate $10 in each of the next five fiscal years.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

The changes in the carrying amounts of goodwill, were as follows:

	GMAC	GMAC
	North American	International	GMAC	GMAC
Year ended December 31, 2002 (in millions)	Operations (a)	Operations (a)	Insurance	Mortgage	Total

Goodwill at beginning of year	$1,524	$472	$611	$537	$3,144
Goodwill acquired	—	7	60	29	96
Impairment losses	—	—	—	(9)	(9)
Foreign currency translation effect	25	11	—	6	42

Goodwill at end of year	$1,549	$490	$671	$563	$3,273

(a)	GMAC North American Operations consists of automotive financing in the U.S. and Canada as well as commercial financing operations. GMAC International Operations consists of automotive financing and full service leasing in all other countries and Puerto Rico.

13	Debt

Debt is presented below with the segregation between domestic and foreign based on the location of the office recording the transaction.

	Weighted
	average
	interest
	rates (a)		2002			2001

December 31, ($ in millions)	2002	2001	Domestic	Foreign	Total	Domestic	Foreign	Total

Short-term debt
Commercial paper			$8,344	$5,049	$13,393	$12,946	$3,636	$16,582
Demand notes			5,887	231	6,118	5,183	181	5,364
Master notes and other			9,474	1,013	10,487	4,838	1,368	6,206
Bank loans and overdrafts			2,910	5,299	8,209	4,054	4,009	8,063

Total short-term debt	2.5%	3.0%	26,615	11,592	38,207	27,021	9,194	36,215
Long-term debt
Senior indebtedness
Due within one year	3.5%	4.3%	22,506	4,833	27,339	17,469	4,543	22,012
Due after one year	5.2%	5.5%	100,768	13,657	114,425	80,355	12,563	92,918

Total long-term debt (b)	4.9%	5.3%	123,274	18,490	141,764	97,824	17,106	114,930
Fair value adjustment (c)			2,961	159	3,120	748	140	888

Total debt (d)			$152,850	$30,241	$183,091	$125,593	$26,440	$152,033

(a)	The weighted average interest rates include the effects of interest rate swap agreements.
(b)	The Company has issued warrants to subscribe for up to $300 aggregate principal amount of 6.5% notes due October 15, 2009. The warrants entitle the holder to purchase from GMAC the aggregate principal amount at par plus any accrued interest. The warrants are exercisable up to and including October 15, 2007.
(c)	To adjust designated fixed rate debt to fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
(d)	At December 31, 2002, $2,652 of loans held for sale, $13,011 of mortgage loans and $350 of trading investment securities were restricted for the repayment of $17,198 of debt. Additionally, $8,216 of finance receivables were restricted for the repayment of $7,716 of debt, at December 31, 2002. At December 31, 2001, $1,116 of loans held for sale, $1,250 of mortgage loans, $105 of trading investment securities and $856 of mortgage servicing rights were restricted for the repayment of $2,753 of debt. Additionally, under repurchase agreements, the Mortgage Group has pledged $2,213 and $125 of available for sale investment securities as collateral for approximately the same amount of debt at December 31, 2002 and 2001, respectively.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

The following table presents the scheduled maturity of long-term debt at December 31, 2002, assuming that no repurchases will occur. The maturity of secured debt may vary based on the payment activity of the related secured assets.

Year ended December 31, (in millions)

2003	$27,341
2004	26,342
2005	16,456
2006	17,858
2007	8,409
2008 and thereafter	46,045

Long-term debt (a)(b)	142,451
Unamortized discount	687

Total long-term debt	$141,764

(a)	Debt issues totaling $13,340 are redeemable at or above par, at the Company’s option anytime prior to the scheduled maturity dates, the latest of which is November 2049.
(b)	The Company’s debt includes $525 in fixed rate notes and $75 in variable rate notes which provide the holders the option to put the debt to GMAC at specific dates prior to the scheduled maturity. In addition, the Company’s debt includes $21,250 in fixed rate notes containing a survivor’s option enabling the holder to put the debt back to GMAC at par prior to maturity. The Company repurchased $53 and $23 of these notes prior to maturity during 2002 and 2001, respectively. The latest maturity date of these notes is June 2022.

To achieve its desired balance between fixed- and variable-rate debt, GMAC has utilized interest rate swap and interest rate cap agreements to convert $51,871 million of its $120,124 million of fixed rate debt into variable rate obligations at December 31, 2002. In addition, certain of GMAC’s debt obligations are denominated in currencies other than the currency of the issuing country. Foreign currency swap agreements are used to hedge exposure to changes in the exchange rates of these obligations.

Liquidity facilities

Liquidity facilities represent additional funding sources, if required. The financial institutions providing the uncommitted facilities are not legally obligated to fund those facilities. The following table summarizes the liquidity facilities maintained by the Company.

							Unused
	Committed		Uncommitted		Total liquidity		liquidity
	facilities		facilities		facilities		facilities

December 31, (in billions)	2002	2001	2002	2001	2002	2001	2002	2001

Automotive operations:
Syndicated multi-currency global credit facility (a)	$8.9	$14.7	$—	$—	$8.9	$14.7	$8.9	$14.7
U.S. asset-backed commercial paper liquidity and receivables facilities for NCAT and MINT (b)	22.2	12.3	—	—	22.2	12.3	22.2	12.3
Other foreign facilities (c)	4.1	3.8	13.3	12.7	17.4	16.5	9.0	9.6
Mortgage operations (d)	—	—	4.5	5.3	4.5	5.3	2.0	2.3

Total	$35.2	$30.8	$17.8	$18.0	$53.0	$48.8	$42.1	$38.9

(a)	The entire $8.9 is available for use by GMAC in the U.S., $1.0 is available for use by GMAC (UK) plc and $0.9 is available for use by GMAC International Finance B.V. in Europe. This facility serves primarily as backup for the Company’s unsecured commercial paper programs. In October 2002, the Company transferred $5.8 of the 364-day syndicated multi-currency global credit facility to the NCAT asset-backed liquidity and receivables facility.
(b)	New Center Asset Trust (NCAT) and Mortgage Interest Networking Trust (MINT) are non-consolidated limited purpose statutory trusts established to issue asset-backed commercial paper.
(c)	Consists primarily of credit facilities supporting operations in Canada, Europe, Latin America and Asia-Pacific.
(d)	Includes $1.2 secured master note program with a third-party financial institution, guaranteed by GMAC. The borrowing is currently unsecured; however, upon request by the financial institution or any assignee, the Mortgage Group is required to pledge mortgage servicing rights valued at 200% of the outstanding balance as collateral.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

The syndicated multi-currency global facility includes a $7.4 billion five year facility (expires June 2006) and a $1.5 billion 364-day facility (expires June 2003) with a one-year term-out option. Additionally, a leverage covenant restricts the ratio of consolidated debt to total stockholder’s equity to no greater than 11:1, under certain conditions. This covenant is only applicable on the last day of any fiscal quarter (other than the fiscal quarter during which a change in rating occurs) during such times as the Company has senior unsecured long-term debt outstanding, without third-party enhancement, which is rated BBB+ or less by S&P or Baa1 or less by Moody’s. These conditions became effective in October 2001, when S&P downgraded the Company’s ratings. The Company is in compliance with the covenant.

14	Reserves for Insurance Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the activity in the reserves for insurance losses and loss adjustment expenses.

Year ended December 31, (in millions)	2002	2001	2000

Balance at beginning of year	$1,797	$1,719	$1,862
Reinsurance recoverables	(602)	(466)	(553)

Net balance at beginning of year	1,195	1,253	1,309
Incurred related to
Current year	1,970	1,716	1,549
Prior years (a)	63	(5)	(56)

Total incurred (b)	2,033	1,711	1,493
Paid related to
Current year	(1,388)	(1,187)	(1,036)
Prior years	(568)	(582)	(513)

Total paid	(1,956)	(1,769)	(1,549)
Other (c)	56	—	—

Net balance at end of year (d)	1,328	1,195	1,253
Reinsurance recoverables	812	602	466

Balance at end of year	$2,140	$1,797	$1,719

(a)	The change in incurred losses and loss adjustment expenses during 2002 related to prior years is primarily attributable to the development of additional information indicating probable ultimate losses on assumed auto reinsurance partially offset by favorable development of expected vehicle service contract losses. The change in 2001 incurred losses and loss adjustment expenses related to prior years is primarily attributable to change in estimates for the ultimate cost of expenses to adjust and close the personal lines business, partially offset by increases in assumed reinsurance and reporting of additional claims for certain discontinued operations. The change in 2000 is mainly due to certain discontinued operations.
(b)	Reflected net of reinsurance recoveries totaling $500, $481 and $260 for the years ended December 31, 2002, 2001 and 2000, respectively.
(c)	Represents reserves acquired through the purchase of subsidiaries.
(d)	Includes exposure to asbestos and environmental claims from the reinsurance of general liability, commercial multiple peril, homeowners and workers’ compensation claims. Reported claim activity to date has not been significant. Net reserves for loss and loss adjustment expenses were $8, $5 and $6 at December 31, 2002, 2001, and 2000, respectively.

15	Derivative Instruments and Hedging Activities

GMAC enters into interest rate and foreign currency futures, forwards, options, and swaps in connection with its market risk management activities. Derivatives are used to manage interest rate risk relating to specific groups of assets and liabilities, including investment securities, loans held for sale, mortgage servicing rights and debt, as well as off-balance sheet loan securitizations. In addition, foreign exchange contracts are used to hedge non-U.S. dollar denominated debt and foreign exchange transactions.

GMAC’s primary objective for utilizing derivative instruments is to minimize market risk volatility associated with interest rate and foreign currency risks related to the assets and liabilities of the automotive and mortgage operations. Minimizing this volatility enables the Company to price its finance and mortgage offerings at competitive rates and to minimize the impact of market risk on earnings of the Company. The Company utilizes comprehensive market risk management to achieve this objective. These strategies are applied on a decentralized basis by the respective automotive and mortgage operations, consistent with the level at which market risk is managed, but are subject to various limits and controls at both the local unit and Company level. One of the key goals of the Company’s strategy is to modify the asset and liability and interest rate mix, including the assets and liabilities associated with securitization transactions that may be recorded in off-balance sheet special purpose entities. In addition, the Company uses derivatives to mitigate the risk of changes in the fair values of loans held for sale and mortgage servicing rights. Derivatives are also utilized to neutralize the foreign currency exposure related to foreign currency denominated debt.

Fair Value Hedges

GMAC’s fair value hedges primarily include hedges of fixed-rate debt, loans held for sale, available for sale securities and mortgage servicing rights. Interest rate swaps are the most common type of derivative contracts used to modify exposure to interest rate risk by converting fixed rate assets and liabilities to a floating rate. Additionally, the Company enters into a combination of derivative instruments including options, futures, forwards, caps, floors, swaptions and swaps to hedge changes in fair values of its loans held for sale and mortgage servicing rights. In determining the portion of mortgage servicing rights to hedge, the Company takes into account both natural offsets from mortgage loan production and the portfolio of available for sale investment securities used to manage the interest rate risk inherent in mortgage servicing rights.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

Cash Flow Hedges

GMAC enters into derivative contracts to hedge exposure to variability in cash flows related to floating rate and foreign currency financial instruments. Interest rate swaps are used to modify exposure to variability in expected future cash flows attributable to variable rate debt. Currency swaps and forwards are used to hedge foreign exchange exposure on foreign currency denominated debt by converting the funding currency to the currency of the assets being financed. GMAC recognized an immaterial amount of hedge ineffectiveness on cash flow hedges for the years ended December 31, 2002 and 2001.

Non-qualifying Hedges and Other Derivatives

GMAC utilizes certain derivative instruments to manage interest rate, price and foreign exchange risks, which do not qualify or are not designated as hedges under SFAS No. 133. Swaps are used to facilitate securitization transactions; forwards are utilized to provide derivative products to customers; and options, futures, swaps, caps and floors mitigate risk related to mortgage-related securities. Additionally, certain foreign currency derivatives have not been designated as fair value hedges because the changes in the fair values are substantially offset by the foreign currency revaluation gains and losses of the related liabilities. Finally, interest rate lock commitments and commitments to purchase mortgage loans are classified as derivatives and carried at fair value on the balance sheet.

The following table presents certain information related to derivative instrument and hedging activities.

Year ended December 31, (in millions)	2002	2001 (a)

Fair value hedge ineffectiveness gain (loss):
Debt obligations	$68	$23
Mortgage servicing rights	363	(216)
Other	27	(26)
Net gain on fair value hedges excluded from assessment of effectiveness	212	46
Expected reclassifications from other comprehensive income to earnings (b)	(6)	(30)

(a)	Excludes transition adjustment.
(b)	Represents the reclassification of net losses on derivative instruments from other comprehensive income to earnings that are expected to occur over the next 12 months.

Derivative instruments contain an element of credit risk in the event the counterparties are unable to meet the terms of the agreements. However, the Company minimizes the credit risk exposure by limiting the counterparties to those major banks and financial institutions who meet established credit guidelines. Additionally, the Company reduces credit risk on the majority of its derivative contracts by entering into legally enforceable agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. Management does not expect any counterparty to default on its obligations and, therefore, does not expect to incur any loss due to counterparty default. In order to further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain counterparties. The agreements require both parties to maintain cash deposits in the event the fair values of the derivatives meet established thresholds. The Company has placed cash deposits totaling $152 million and $302 million at December 31, 2002 and 2001, respectively, in accounts maintained by counterparties. The Company has received cash deposits from counterparties totaling $581 million and $23 million at December 31, 2002 and 2001, respectively. The cash deposits placed and received are included on the Consolidated Balance Sheet in other assets and other liabilities, respectively.

16	Pension and Other Postretirement Benefits

GMAC and certain of its subsidiaries participate in various domestic and foreign pension plans of General Motors and its subsidiaries, which cover substantially all of their employees. Benefits under the plans are generally related to an employee’s length of service, salary and where applicable, contributions. The Mortgage Group, GMAC Commercial Credit LLC and certain subsidiaries of GMAC Insurance have separate retirement plans that provide for pension payments to their eligible employees upon retirement.

GMAC and certain of its subsidiaries participate in various postretirement medical, dental, vision and life insurance plans of General Motors. These benefits are funded as incurred from the general assets of the Company. GMAC accrues postretirement benefit costs over the active service period of employees to the date of full eligibility for such benefits. The Company has provided for certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as other postretirement benefits. Notwithstanding the recording of such amounts and the use of these terms, the Company does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of the Company (other than pensions) represent legally enforceable liabilities of the Company.

The pension and other postretirement benefits expense of the Company totaled $124 million, $96 million and $80 million in 2002, 2001 and 2000, respectively.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

17	Income Taxes

The significant components of income tax expense (before cumulative effect of accounting change) were as follows:

Year ended December 31, (in millions)	2002	2001	2000

Current income tax expense
U.S. federal	$1,020	$375	$460
Foreign	206	264	223
State and local	290	85	69

Total current expense	1,516	724	752

Deferred income tax expense (benefit)
U.S. federal	(240)	351	174
Foreign	(9)	(58)	(26)
State and local	(196)	30	54

Total deferred expense	(445)	323	202

Total income tax expense	$1,071	$1,047	$954

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate applicable to income (before cumulative effect of accounting change) is shown in the following table.

Year ended December 31,	2002	2001	2000

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Change in tax rate resulting from:
State and local income taxes, net of federal income tax benefit	2.8	2.8	3.4
Tax-exempt income	(0.5)	(0.9)	(1.1)
Adjustment to U.S. taxes on foreign income	(0.1)	(0.4)	(0.5)
Foreign income tax rate differential	(0.1)	0.3	(0.4)
Other	(0.7)	0.6	0.9

Effective tax rate	36.4%	37.4%	37.3%

Deferred tax assets and liabilities result from differences between assets and liabilities measured for financial reporting purposes and those measured for income tax return purposes. The significant components of deferred tax assets and liabilities are reflected in the following table.

December 31, (in millions)	2002	2001

Deferred tax liabilities
Lease transactions	$4,520	$3,985
Debt transactions	337	345
Mortgage servicing rights	330	335
Deferred acquisition costs	292	169
State and local taxes	202	321
Unrealized gains on securities	156	126
Sales of finance receivables and loans	80	392
Market adjustment on finance receivables and loans	27	220
Other	96	132

Gross deferred tax liabilities	6,040	6,025

Deferred tax assets
Provisions for credit losses	1,139	940
Other postretirement benefits	263	259
Unearned insurance premiums	234	204
Hedging transactions	191	46
Foreign tax credits	178	168
Accumulated translation adjustment	135	202
Insurance reserves	61	61
Other	284	262

Gross deferred tax assets	2,485	2,142

Net deferred tax liability	$3,555	$3,883

Foreign pre-tax income (before cumulative effect of accounting change) totaled $633 million in 2002, $662 million in 2001 and $599 million in 2000. Foreign pre-tax income is subject to U.S. taxation when effectively repatriated. The Company provides federal income taxes on the undistributed earnings of foreign subsidiaries, except to the extent that such earnings are indefinitely reinvested outside the United States. At December 31, 2002, $1,256 million of accumulated undistributed earnings of foreign subsidiaries was indefinitely reinvested. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

18	Transactions with Affiliates

Balance Sheet

A summary of the effect of transactions with GM and affiliated companies on GMAC’s balance sheet is as follows:

December 31, (in millions)	2002	2001

Wholesale receivables due from GM (a)	$107	$90
Notes receivable from GM and affiliates	2,801	4,165
Advances to improve GM leased properties (b)	720	468
Rental car repurchases held for resale (c)	377	235
Accounts receivable from (payable to) GM and affiliates (d)	(206)	219
Capital contributions (e):
Cash	—	500
Non-cash	—	13
Dividends paid	$400	$—

(a)	GMAC provides wholesale financing to dealerships owned by GM. These amounts are included in finance receivables and loans.
(b)	During 2000, GM entered into a sixteen-year lease arrangement with GMAC, under which GMAC agreed to fund and capitalize improvements to GM leased properties totaling $1.2 billion over four years. The transferred properties and improvements are included in other assets.
(c)	GMAC purchases from GM certain vehicles that were acquired by GM from its fleet and rental car customers. The cost of these vehicles held for resale is included in other assets.
(d)	Includes wholesale settlements payable to GM and subvention receivables due from GM.
(e)	GMAC is wholly-owned by GM and as such, receives support from GM to maintain competitive leverage levels and its fixed charges coverage ratio. The non-cash contribution in 2001 related to GMAC’s acquisition of Saab Financial Services Corp.

Retail installment and lease contracts acquired by GMAC that included rate and residual subvention from GM, payable directly or indirectly to GM dealers, as a percent of total new retail installment and lease contracts acquired were as follows:

Year ended December 31,	2002	2001

GM and affiliates rate subvented contracts acquired:
North American operations	84%	85%
International operations	57	50

Income Statement

A summary of the effect of transactions with affiliated companies on GMAC’s income statement is as follows:

Year ended December 31, (in millions)	2002	2001	2000

Net financing revenue:
GM and affiliates lease residual value support	$1,315	$1,003	$739
Wholesale subvention and service fees from GM	149	122	160
Interest paid on loans from GM	(40)	(13)	(20)
Insurance premiums earned from GM	497	516	485
Other income:
Interest on notes receivable from GM and affiliates	204	325	332
Interest on wholesale settlements (a)	136	167	184
Revenues from GM leased properties	50	49	42
Service fee income:
GMAC of Canada operating lease administration (b)	50	72	62
Rental car repurchases held for resale (c)	17	35	45
Other	13	31	13
Expense:
Employee retirement plan costs allocated from GM (d)	84	71	62
Off-lease vehicle selling expense reimbursement (e)	(70)	(52)	(53)
Payments to GM for services and rent	69	67	47

(a)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made prior to the expiration of transit, interest is received from GM.
(b)	GMAC of Canada, Limited administers operating lease receivables on behalf of GM of Canada Limited (GMCL) and receives a servicing fee, which is included in other income.
(c)	GMAC receives a servicing fee from GM related to the resale of rental car repurchases.
(d)	Retirement benefits are provided under GM benefit plans for employees of GMAC and certain of its subsidiaries in the U.S. and Canada. Benefits for GMAC employees of certain foreign subsidiaries are provided under other GM retirement plans. Employee retirement plan costs allocated to GMAC and its subsidiaries are charged to operating expenses.
(e)	An agreement with GM provides for the reimbursement of certain selling expenses, recorded as a reduction of other operating expenses, incurred by GMAC on off-lease vehicles sold by GM at auction.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

19	Comprehensive Income

Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available for sale (AFS) securities, cash flow hedging activities and foreign currency translation adjustments. The following table presents other comprehensive income balances:

	Unrealized			Accumulated
	gains (losses)			other
	on AFS	Translation	Cash flow	comprehensive
Year ended December 31, (in millions)	securities (a)	adjustments (b)	hedges (c)	income (loss)

Balance at December 31, 1999	$357	$(239)		$118
2000 net change	(126)	(109)		(235)

Balance at December 31, 2000	231	(348)		(117)
2001 net change	(5)	(29)	$(171)	(205)

Balance at December 31, 2001	226	(377)	(171)	(322)
2002 net change	77	137	13	227

Balance at December 31, 2002	$303	$(240)	$(158)	$(95)

(a)	Primarily represents the after-tax difference between the fair value and amortized cost of the available for sale securities portfolio.
(b)	Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar. Net change amounts are net of taxes totaling $73, $16 and $58 for the years ended December 31, 2002, 2001 and 2000, respectively.
(c)	Represents the net change in derivatives fair values. The 2001 net change includes after-tax $(53) related to the January 1, 2001 adoption of SFAS No. 133.

The net change amounts in the following table represent the sum of net unrealized gains (losses) of available for sale securities and net unrealized gains (losses) on cash flow hedges with their respective reclassification adjustments. Reclassification adjustments are amounts recognized in net income during the current year that had been part of other comprehensive income in previous years.

Year ended December 31, (in millions)	2002	2001	2000

Available for sale securities:
Net unrealized holding gains (losses) arising during the period, net of taxes (a)	$(234)	$49	$(18)
Reclassification adjustment for net losses (gains) included in net income, net of taxes (b)	311	(54)	(108)

Net available for sale securities change	$77	$(5)	$(126)

Cash flow hedges:
Net unrealized gains (losses) on cash flow hedges, net of taxes (c)	$(17)	$(202)
Reclassification adjustment for net losses included in net income, net of taxes (d)	30	31

Net cash flow hedges change	$13	$(171)

(a)	Net of tax benefit of $128 for 2002, tax expense of $27 for 2001 and tax benefit of $9 for 2000.
(b)	Net of tax benefit of $168 for 2002, tax expense of $29 for 2001 and $57 for 2000.
(c)	Net of tax benefit of $9 for 2002 and $109 for 2001.
(d)	Net of tax benefit of $16 for 2002 and $17 for 2001.

20	Fair Value of Financial Instruments

The Company has developed the following fair value estimates by utilization of available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair value amounts. Fair value information presented herein is based on information available at December 31, 2002 and 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to December 31, 2002 and 2001 could differ significantly from these amounts. The following captions describe the methodologies and assumptions used to determine fair value for the respective classes of financial instruments.

Investment Securities

Bonds, equity securities, notes and other available for sale investment securities are carried at fair value, which is based on quoted market prices. The fair value of mortgage-related trading securities is based on market quotes to the extent available, discounted using market prepayment assumptions and discount rates. If external quotes are not available, valuations are based on internal valuation models using market based assumptions. Held to maturity investment securities are carried at amortized cost. The fair value of the held to maturity investment securities is based on valuation models using market based assumptions. Interests in securitization trusts are carried at fair value based on expected cash flows discounted at current market rates.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

Loans Held for Sale

The fair value of loans held for sale is based upon actual prices received on recent sales of loans and securities to investors and projected prices obtained through investor indications considering interest rates, loan type and credit quality.

Finance Receivables and Loans, Net

The fair value of finance receivables is estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to each category of finance receivables. The carrying value of wholesale receivables and other automotive and mortgage lending receivables for which interest rates reset on a short-term basis with applicable market indices are assumed to approximate fair value either due to their short maturities or due to the interest rate adjustment feature. The fair value of mortgage loans held for investment is determined through a review of published market information for similar products.

Notes Receivable from GM

The fair value is estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to certain categories of other financing assets.

Derivative Assets and Liabilities

The fair value of interest rate swaps is estimated based on discounted expected cash flows using quoted market interest rates. The fair value of caps, written and purchased options and mortgage-related interest rate swaps is based upon quoted market prices or broker/ dealer quotes. The estimated fair value of foreign currency swaps is based on discounted expected cash flows using market exchange rates over the remaining term of the agreement.

Participations in Mortgage Loans and Investments

The fair value of participations in mortgage loans and investments is based upon actual prices received on recent sales of loans and securities to investors and indicative quotes by potential investors, considering interest rates, loan type and credit quality.

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

The following table presents the book and estimated fair value of assets and liabilities considered financial instruments under SFAS No. 107, Disclosures about Fair Value of Financial Instruments. Accordingly, certain amounts that are not considered financial instruments are excluded from the table.

	2002		2001

		Estimated		Estimated
December 31, (in millions)	Book value	fair value	Book value	fair value

Financial assets
Investment securities	$14,605	$14,586	$11,197	$11,194
Loans held for sale	14,563	14,863	10,187	10,277
Finance receivables and loans, net	134,817	136,060	109,726	111,392
Notes receivable from GM	2,801	2,795	4,165	4,137
Derivative assets	6,369	6,369	1,673	1,673
Participations in mortgage loans and investments	1,157	1,174	818	818
Financial liabilities
Debt	$183,091	$183,895	$152,033	$152,527
Derivative liabilities	843	843	2,942	2,942

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

21	Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. Financial results for GMAC’s operating segments are summarized below.

Operating Segments

	GMAC	GMAC
	North American	International	GMAC	GMAC	Eliminations/
Year ended December 31, (in millions)	Operations (a)	Operations (a)	Insurance	Mortgage	Reclassifications	Consolidated

2002
Net financing revenue before provision for credit losses	$2,661	$933	$—	$995	$605	$5,194
Provision for credit losses	(1,624)	(165)	—	(239)	—	(2,028)
Other revenue	2,616	740	2,851	2,834	(625)	8,416

Total net revenue	3,653	1,508	2,851	3,590	(20)	11,582
Noninterest expense	2,020	1,174	2,765	2,702	(20)	8,641

Income before income tax expense	1,633	334	86	888	—	2,941
Income tax expense (benefit)	600	128	(1)	344	—	1,071

Net income	$1,033	$206	$87	$544	$—	$1,870

Total assets	$170,939	$21,766	$8,722	$53,457	$(27,214)	$227,670

2001
Net financing revenue before provision for credit losses	$1,726	793	$—	$367	$984	$3,870
Provision for credit losses	(1,247)	(100)	—	(125)	—	(1,472)
Other revenue	3,092	603	2,611	2,716	(1,023)	7,999

Total net revenue	3,571	1,296	2,611	2,958	(39)	10,397
Noninterest expense	2,001	977	2,332	2,327	(39)	7,598

Income before income tax expense	1,570	319	279	631	—	2,799
Income tax expense	557	121	70	299	—	1,047

Income before cumulative effect of accounting change	1,013	198	209	332	—	1,752
Cumulative effect of accounting change	49	(6)	(8)	(1)	—	34

Net income	$1,062	$192	$201	$331	$—	$1,786

Total assets	$157,524	$17,794	$7,406	$34,063	$(24,066)	$192,721

2000
Net financing revenue before provision for credit losses	$1,042	$826	$—	$70	$1,044	$2,982
Provision for credit losses	(430)	(122)	—	(50)	—	(602)
Other revenue	2,526	412	2,471	2,300	(1,070)	6,639

Total net revenue	3,138	1,116	2,471	2,320	(26)	9,019
Noninterest expense	1,741	805	2,158	1,785	(26)	6,463

Income before income tax expense	1,397	311	313	535	—	2,556
Income tax expense	546	108	92	208	—	954

Net income	$851	$203	$221	$327	$—	$1,602

Total assets	$141,516	$18,013	$7,184	$22,557	$(20,798)	$168,472

(a)	GMAC North American Operations consists of automotive financing in the U.S. and Canada as well as commercial financing operations. GMAC International Operations consists of automotive financing and full service leasing in all other countries and Puerto Rico.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

Information concerning principal geographic areas was as follows:

Geographic Information

			Income before		Long-lived
Year ended December 31, (in millions)	Revenue (a)	Expense (b)	income taxes	Net income (c)	assets (d)

2002
Canada	$470	$222	$248	$186	$3,298
Europe	1,427	1,243	184	116	3,886
Latin America	494	396	98	75	79
Asia Pacific	264	169	95	58	173

Total foreign	2,655	2,030	625	435	7,436
Total domestic	8,927	6,611	2,316	1,435	21,884

Total	$11,582	$8,641	$2,941	$1,870	$29,320

2001
Canada	$491	$231	$260	$218	$2,240
Europe	1,228	989	239	150	3,318
Latin America	168	113	55	(22)	34
Asia Pacific	316	207	109	69	165

Total foreign	2,203	1,540	663	415	5,757
Total domestic	8,194	6,058	2,136	1,371	24,200

Total	$10,397	$7,598	$2,799	$1,786	$29,957

2000
Canada	$362	$193	$169	$122	$2,583
Europe	1,057	805	252	162	3,431
Latin America	227	99	128	80	29
Asia Pacific	155	99	56	36	192

Total foreign	1,801	1,196	605	400	6,235
Total domestic	7,218	5,267	1,951	1,202	27,518

Total	$9,019	$6,463	$2,556	$1,602	$33,753

(a)	Revenue consists of total net revenue as presented on the Consolidated Statement of Income.
(b)	Expense consists of total expense as presented on the Consolidated Statement of Income.
(c)	Includes cumulative effect of accounting change totaling $34 million for the year ended December 31, 2001.
(d)	Primarily consists of net investment in operating leases, goodwill and net premises and equipment.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

22	Guarantees, Commitments, Contingencies and Other Risks

Guarantees

Guarantees are defined as contracts or indemnification agreements that contingently require the Company to make payments to third parties based on changes in an underlying that is related to a guaranteed party. The following summarizes the Company’s outstanding guarantees made to third parties.

		Carrying
	Maximum	value of
December 31, 2002 (in millions)	liability	liability

Standby letters of credit	$179	$—
Commercial mortgage securitizations	1,267	—
Agency construction lending (a)	193	—
Agency loans sold with recourse (a)	247	2
Tax credit funds	528	5
Mortgage related securities	158	42
HLTV securitizations	97	—

(a)	Certain of the guaranteed loans are covered by a commercial property residual value protection policy maintained by the Company that provides credit loss coverage of up to $150 million for credit losses on insured loans, subject to an aggregate $20 million deductible over the life of the policy.

Standby letters of credit — The Company’s Financing operations (primarily through its Commercial Finance Group) issues financial standby letters of credit to customers that represent irrevocable guarantees of payment of specified financial obligations (typically to customer’s suppliers). GMAC’s Mortgage operations issues letters of credit as part of their warehouse and construction lending activities. Expiration dates on the letters of credit range from 2003 to ongoing commitments, and are generally collateralized by assets of the client (trade receivables, cash deposits, etc.).

Commercial mortgage securitizations — The Company has guaranteed repayment of principal and interest associated with certain commercial mortgage loan securitization transactions. Securities issued as a result of these securitization transactions were credit enhanced by an AAA insurer and the Company has issued a guarantee to the insurer for a portion of the guaranteed bonds. The Company has also retained an investment on these securitizations that is subordinate to these guarantees. Collateral totaling $20 million has been posted with regard to these guarantees. Losses on the guarantee would be incurred in the event that losses on the underlying collateral exceed the Company’s subordinated investment. Expiration dates range from 2003 to ongoing agreements.

Agency/construction lending — The Company has guaranteed repayment of principal and interest on certain construction loans. Additionally, the guarantees are issued on long term fixed rate agency loans. Losses would be incurred in the event of default of the underlying construction loans. The guarantees range from 2.5% to 20.0% of the original principal balance of the loan. These guarantees expire at various times during 2003 to 2006.

Agency loans sold with recourse — Guarantees represent exposure on loans sold with recourse and subject to first loss position. Losses would be incurred in the event of default of the underlying loans. This guarantee represents an ongoing agreement with Fannie Mae.

Tax credit funds — The Company’s Mortgage operations have sold investments in tax credit funds to unaffiliated investors and has guaranteed the timely payment of a specified return to those investors. The investors’ returns are generated from each fund’s share of low income housing tax credits and tax losses derived from its investments in entities which develop, own, and operate affordable housing properties throughout the United States. The guaranteed returns range from 5.5% to 7.5% and the guarantees are scheduled to expire beginning in 2012 and ending in 2015. The maximum potential exposure under the guarantees represents the aggregate amount of the unaffiliated investors’ committed contributions to the tax credit funds.

Mortgage-related securities — The Company has contingent obligations related to prepayment risk on sales of certain mortgage-related securities. The obligations require payment of remaining principal upon maturity of senior classes of issued securities and are capped at $158 million, with this cap decreasing as the underlying securities pay down. As of December 31, 2002, the Company had recorded a liability of $42 million representing its estimate of the amount it will pay on these obligations on a discounted cash flow basis.

High loan to value (HLTV) securitizations — The Company has entered into agreements to provide credit loss protection for certain HLTV securitization transactions. The maximum potential obligation is equivalent to the pledged collateral amount. GMAC is required to perform on its guaranty obligation when the security credit enhancements are exhausted and losses are passed through to dealers. The guarantees terminate the first calendar month during which the security aggregate note amount is reduced to zero.

Other — The Company has standard indemnification clauses in certain of its funding arrangements that would require GMAC to pay lenders for increased costs due to certain changes in laws or regulations. Since any changes would be dictated by legislative and regulatory actions, which by their nature are unpredictable, the Company is not able to estimate a maximum exposure under these arrangements. To date, GMAC has not made any payments under these indemnification clauses. Finally, the Company’s Mortgage operations sponsor certain agents who originate mortgage loans under government loan programs. Under these arrangements, the Company has guaranteed uninsured losses resulting from the actions of the agents.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

Commitments

Off-balance Sheet Financial Instruments
The contract amount and gain and loss positions of off-balance sheet financial instruments, as defined by SFAS No. 107, were as follows:

	2002			2001

	Contract	Gain	Loss	Contract	Gain	Loss
December 31, (in millions)	amount	position	position	amount	position	position

Commitments to:
Originate/purchase mortgages/securities (a)	$20,860	$252	$(5)	$14,861	$199	$(17)
Sell mortgages/securities (a)	18,596	—	(244)	8,818	67	(13)
Provide capital to equity method investees (b)	224	—	—	181	—	—
Unused mortgage lending commitments (c)	12,869	—	—	8,839	—	—
Unused revolving credit line commitments (d)	3,377	—	—	4,425	—	—

(a)	The fair value is estimated using published market information associated with commitments to sell similar instruments.
(b)	GMAC is committed to lend equity capital to its real estate partnerships. The fair value of these commitments is considered in the overall valuation of the underlying assets with which they are associated.
(c)	The fair value of these commitments is considered in the overall valuation of the related assets.
(d)	The unused portion of revolving lines of credit reset at prevailing market rates and as such, will approximate market value.

The mortgage lending and revolving credit line commitments contain an element of credit risk. Management reduces its credit risk for unused mortgage lending and unused revolving credit line commitments by applying the same credit policies in making commitments as it does for extending loans. The Company typically requires collateral upon use of these commitments.

Lease Commitments

Future minimum rental payments required under operating leases, primarily for real property, with noncancelable lease terms that expire after December 31, 2002, were as follows:

Year ended December 31, (in millions)

2003	$160
2004	120
2005	89
2006	57
2007	38
2008 and thereafter	90

Total minimum payment required	$554

Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $240 million, $242 million and $238 million in 2002, 2001 and 2000, respectively.

Information Technology Commitments

The Company and certain subsidiaries of GMAC Insurance and the Mortgage Group have entered into multiple agreements under which Electronic Data Systems Corporation will continue to be the principal provider of information technology services through 2003.

Extended Service and Maintenance Contract Commitments

Extended service contract programs provide consumers with expanded and extensions of vehicle warranty coverage for a specified period of time and mileages. Such coverage generally provides for the repair or replacement of components in the event of failure. The terms of these contracts, which are sold by automobile dealers, range from 6 to 84 months.

The following table presents an analysis of activity in unearned service revenue.

Year ended December 31, (in millions)	2002	2001

Balance at beginning of year	$223	$125
Written service contract revenue	1,165	198
Earned service contract revenue	(216)	(100)

Balance at end of year	$1,172	$223

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

Contingencies

GMAC is subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against it. Some of the pending actions purport to be class actions. The aggregate ultimate liability of GMAC under these laws, government regulations, claims and actions was not determinable at December 31, 2002. After consultation with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Other Risks

Loans Sold with Recourse
The Company’s outstanding recourse obligations were as follows:

December 31, (in millions)	2002	2001

Loans sold with recourse	$12,113	$12,418
Loans repurchased with recourse	143	278
Maximum exposure on loans sold with recourse (a):
Full exposure	$333	$127
Limited exposure	676	847

Total exposure	$1,009	$974

(a)	Maximum recourse exposure is net of amounts reinsured with third parties totaling $174 and $57 at December 31, 2002 and 2001, respectively. Loss reserves, included in other liabilities, related to loans sold with recourse totaled $72 and $46 at December 31, 2002 and 2001, respectively.

Concentrations

The Company’s primary business is to provide vehicle financing for GM products to GM dealers and their customers. Wholesale and dealer loan financing relates primarily to GM dealers, with collateral primarily GM vehicles (for wholesale) and GM dealership property (for loans). For wholesale financing, GMAC is also provided further protection by GM factory repurchase programs. Retail installment contracts and operating lease assets relate primarily to the secured sale and lease, respectively, of vehicles (primarily GM). Any protracted reduction or suspension of GM’s production or sale of vehicles, resulting from a decline in demand, work stoppage, governmental action, or any other event, could have a substantial adverse effect on GMAC.

The majority of GMAC’s finance receivables and loans and operating lease assets are geographically diversified throughout the United States. Outside the United States, finance receivables and loans and operating lease assets are concentrated in Europe (primarily Germany and the United Kingdom), Australia and Mexico.

The Company’s Insurance operations have a concentration of credit risk related to loss and loss adjustment expenses and prepaid reinsurance ceded to certain state insurance funds. Michigan insurance law and its large market share in North Carolina, result in credit exposure to the Michigan Catastrophic Claim Association and the North Carolina Reinsurance Facility totaling $423 million and $163 million at December 31, 2002, respectively.

Capital Requirements

Various international subsidiaries of the Company are subject to regulatory and other requirements of the jurisdictions in which they operate. These regulatory restrictions primarily dictate that these subsidiaries meet certain minimum capital requirements, restrict dividend distributions and require that some assets be restricted. To date, compliance with these various regulations has not had a materially adverse effect on the Company’s financial position, results of operations or cash flows.

GMAC Insurance is subject to certain minimum aggregated capital requirements, restricted net assets and restricted dividend distributions under applicable state insurance law, the National Association of Securities Dealers, the Financial Services Authority in England, the Office of the Superintendent of Financial Institution of Canada, and the National Insurance and Bonding Commission of Mexico. To date, compliance with these various regulations has not had a materially adverse effect on the Company’s financial position, results of operations or cash flows.

Under the various state insurance regulations, dividend distributions may be made only from statutory unassigned surplus, and the state regulatory authorities must approve such distributions if they exceed certain statutory limitations. Based on the December 31, 2002, statutory policyholders’ surplus, the maximum dividend that could be paid by the insurance subsidiaries over the next twelve months without prior statutory approval approximates $135 million.

GMAC Bank is a depository institution whose deposits are insured by the Federal Deposit Insurance Corporation and is subject to certain minimum aggregate capital requirements under applicable federal banking laws. As of the date of this filing, GMAC Bank has met all regulatory requirements.

Supplementary Financial Data
General Motors Acceptance Corporation

Summary of Consolidated Quarterly Earnings (unaudited)

	2002				2001

Year ended December 31, (in millions)	First	Second	Third	Fourth	First	Second	Third	Fourth

Total financing revenue	$2,899	$2,951	$3,037	$3,040	$2,920	$2,889	$2,721	$2,920
Interest and discount expense	1,680	1,709	1,747	1,597	2,133	1,930	1,716	1,801
Provision for credit losses	506	527	467	528	271	289	307	605
Total net revenue	2,656	2,509	2,762	3,655	2,587	2,591	2,628	2,591
Net income before cumulative effect of accounting change	439	431	476	524	431	449	437	435
Net income	$439	$431	$476	$524	$465	$449	$437	$435