Form 10-Q
period 2003-03-31
GENERAL MOTORS ACCEPTANCE CORP
filed 2003-05-08
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 31, 2003, there were outstanding 10 shares of the issuer’s $.10 par value common stock.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

INDEX
 General Motors Acceptance Corporation

		Page

Part I – Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Statement of Income for the Three Months Ended March 31, 2003 and 2002	3

	Consolidated Balance Sheet as of March 31, 2003 and December 31, 2002	4

	Consolidated Statement of Changes in Stockholder’s Equity for the Three Months Ended March 31, 2003 and 2002	5

	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2003 and 2002	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4.	Controls and Procedures	23

Part II – Other Information

Item 1. Legal Proceedings		24

Item 2. Changes in Securities and Use of Proceeds		*

Item 3. Defaults Upon Senior Securities		*

Item 4. Submission of Matters to a Vote of Security Holders		*

Item 5. Other Information		24

Item 6. Exhibits and Reports on Form 8-K		24

Signatures		25

Certifications of Disclosure		26

Index of Exhibits		28

*     Item is omitted pursuant to the Reduced Disclosure Format, as set forth on the cover page of this filing.

Consolidated Statement of Income (unaudited)
General Motors Acceptance Corporation

Three months ended March 31, (in millions)	2003	2002

Revenue
Consumer	$1,940	$1,600
Commercial	523	532
Loans held for sale	274	211
Operating leases, net of depreciation expense of $1,362 and $1,170	426	556

Total financing revenue	3,163	2,899
Interest and discount expense	(1,774)	(1,651)

Net financing revenue before provision for credit losses	1,389	1,248
Provision for credit losses	(378)	(506)

Net financing revenue	1,011	742
Insurance premiums and service revenue earned	732	590
Mortgage banking income	838	526
Investment income	80	42
Other income	783	747

Total net revenue	3,444	2,647
Expense
Compensation and benefits expense	680	545
Insurance losses and loss adjustment expenses	533	457
Other operating expenses	1,094	921

Total noninterest expense	2,307	1,923
Income before income tax expense	1,137	724
Income tax expense	438	285

Net income	$699	$439

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet (unaudited)
General Motors Acceptance Corporation

	March 31,	December 31,
(in millions)	2003	2002

Assets
Cash and cash equivalents	$9,958	$8,103
Investment securities	13,537	14,605
Loans held for sale	11,126	14,563
Finance receivables and loans, net of unearned income
Consumer	98,007	92,630
Commercial	46,611	45,246
Allowance for credit losses	(3,154)	(3,059)

Total finance receivables and loans, net	141,464	134,817
Investment in operating leases, net	27,841	24,163
Notes receivable from General Motors	2,582	2,801
Mortgage servicing rights, net	2,680	2,683
Premiums and other insurance receivables	1,837	1,742
Other assets	24,503	24,193

Total assets	$235,528	$227,670

Liabilities
Debt	$191,030	$183,091
Interest payable	2,189	2,719
Unearned insurance premiums and service revenue	3,720	3,497
Reserves for insurance losses and loss adjustment expenses	2,168	2,140
Accrued expenses and other liabilities	14,287	14,837
Deferred income taxes	3,542	3,555

Total liabilities	216,936	209,839
Stockholder’s equity
Common stock, $.10 par value (10,000 shares authorized, 10 shares outstanding) and paid-in capital	5,641	5,641
Retained earnings	12,984	12,285
Accumulated other comprehensive loss	(33)	(95)

Total stockholder’s equity	18,592	17,831

Total liabilities and stockholder’s equity	$235,528	$227,670

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Stockholder’s Equity (unaudited)
General Motors Acceptance Corporation

Three months ended March 31, (in millions)	2003	2002

Common stock and paid-in capital
Balance at beginning of year and at March 31,	$5,641	$5,641

Retained earnings
Balance at beginning of year	12,285	10,815
Net income	699	439

Balance at March 31,	12,984	11,254

Accumulated other comprehensive income (loss)
Balance at beginning of year	(95)	(322)
Other comprehensive income (loss)	62	(73)

Balance at March 31,	(33)	(395)

Total stockholder’s equity
Balance at beginning of year	17,831	16,134
Net income	699	439
Other comprehensive income (loss)	62	(73)

Total stockholder’s equity at March 31,	$18,592	$16,500

Comprehensive income
Net income	$699	$439
Other comprehensive income (loss)	62	(73)

Comprehensive income	$761	$366

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows (unaudited)
General Motors Acceptance Corporation

Three months ended March 31, (in millions)	2003	2002

Operating activities
Net cash provided by operating activities	$5,610	$4,917

Investing activities
Purchases of available for sale securities	(1,640)	(11,868)
Proceeds from sales of available for sale securities	2,074	1,167
Proceeds from maturities of available for sale securities	707	9,924
Maturities of held to maturity securities	19	38
Net increase in finance receivables and loans	(33,775)	(32,185)
Proceeds from sales of finance receivables and loans	23,446	28,196
Purchases of operating lease assets	(3,661)	(2,991)
Disposals of operating lease assets	2,511	2,093
Net originations and purchases of mortgage servicing rights	(461)	(551)
Net decrease in notes receivable from General Motors	327	429
Acquisitions of subsidiaries, net of cash acquired	(4)	(122)
Other, net	(245)	(372)

Net cash used in investing activities	(10,702)	(6,242)

Financing activities
Net change in short-term debt	124	(5,532)
Proceeds from issuance of long-term debt	16,825	7,253
Repayments of long-term debt	(10,030)	(6,151)

Net cash provided by (used in) financing activities	6,919	(4,430)

Effect of exchange rates on cash and cash equivalents	28	—

Net increase (decrease) in cash and cash equivalents	1,855	(5,755)
Cash and cash equivalents at beginning of year	8,103	10,101

Cash and cash equivalents at March 31,	$9,958	$4,346

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

 1 Basis of Presentation

General Motors Acceptance Corporation (GMAC or the Company) is a wholly-owned subsidiary of General Motors Corporation (General Motors or GM). The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after eliminating all significant intercompany balances and transactions.

The consolidated financial statements as of March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002 are unaudited, but in management’s opinion include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain prior period amounts have been reclassified to conform to the current period presentation.

The interim period consolidated financial statements, including the related notes, are condensed and do not include all disclosures required by generally accepted accounting principles in the United States of America. These interim period consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the GMAC Annual Report on Form 10-K for the year ended December 31, 2002 filed with the United States Securities and Exchange Commission (SEC) on March 13, 2003.

Recently Issued Accounting Standards

FASB Interpretation No. 46 — In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation by business enterprises of variable interest entities, representing those entities whose total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties. More specifically, FIN 46 defines variable interest entities as those entities in which the equity investment at risk is not greater than the expected losses of the entity. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity, to decide whether to consolidate that entity. FIN 46 requires variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 does not impact the consolidation guidance for qualifying special purpose entities (QSPEs), as described in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

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

In analyzing these entities, it was determined that GMAC may be deemed to be the primary beneficiary of Central Originating Lease Trust (COLT) and therefore required to consolidate COLT effective July 1, 2003, pursuant to FIN 46. COLT is a limited purpose business trust that purchased vehicles and related consumer leases from GM franchised dealers through October 2002. COLT funded these acquisitions through secured notes, which were sold to GMAC, and through the issuance of equity. In addition to acting as the originating agent and servicer for COLT leases, GMAC reimbursed COLT’s third-party insurance provider for any losses on the underlying leases (subject to a limit). In March 2003, GMAC purchased the third-party equity of COLT. GMAC now owns all of the outstanding equity and COLT is a fully consolidated entity of GMAC. The impact of this consolidation is that the underlying COLT lease assets (approximately $4 billion at the time of the purchase of the third-party equity by GMAC) are now reflected as operating lease assets of the Company, replacing the secured notes that were previously reported as commercial finance receivables and loans. The net impact of consolidating COLT was an increase in the Company’s consolidated total assets by the amount of the third-party equity purchased ($168 million).

The Company continues to analyze its interests in certain other entities to determine if GMAC is the primary beneficiary and if consolidation is appropriate under FIN 46. In the course of performing this analysis, management is considering revising GMAC’s involvement in the entities, which could have an impact on the consolidation analysis under FIN 46. Management has identified the following entities where it is reasonably possible (as currently structured) that GMAC will consolidate or disclose information in the Consolidated Financial Statements when FIN 46 becomes effective.

Mortgage warehouse funding — GMAC’s Mortgage operations sell commercial and residential mortgage loans through various structured finance arrangements in order to provide funds for the origination and purchase of future loans. Certain of these structured finance arrangements include sales to off-balance sheet warehouse funding special purpose entities (SPEs), including GMAC- and bank-sponsored commercial paper conduits. Transfers of assets into each facility are accounted for as sales based on the provisions of SFAS No. 140. Certain of these warehouse funding SPEs may be considered variable interest entities under FIN 46. As the Company retains some of the risks and rewards associated with the underlying assets, it is possible that the Company could be deemed to be the primary beneficiary and thereby required to consolidate the SPEs. Total assets in these facilities approximated

Notes to Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

$12.6 billion at March 31, 2003. The exposure to loss related to these facilities was $3.8 billion as of March 31, 2003, representing the Company’s retained interests in these facilities.

Collateralized debt obligations (CDOs) — GMAC’s Mortgage operations sponsors, purchases subordinate and equity interests in, and serves as collateral manager for CDOs. Equity investments in CDOs have been purchased from SPEs that are not QSPEs and may be considered variable interest entities under FIN 46. Total assets held in CDOs, which are not QSPEs, approximated $844 million at March 31, 2003. The Company’s exposure to loss represents the retained interests in these CDOs ($77 million at March 31, 2003).

Guaranteed tax credit funds — The Company’s Mortgage operations have sold investments in tax credit funds to unaffiliated investors and have guaranteed the timely payment of a specified return to those investors. The investors’ return is generated from each fund’s share of low income housing tax credits and tax losses derived from their investments in entities that develop, own, and operate affordable housing properties throughout the United States. As of March 31, 2003, the aggregate amount of such investments approximated $528 million.

2 Mortgage Banking Income

The following table presents the components of mortgage banking income.

Three months ended March 31, (in millions)	2003	2002

Mortgage servicing fees	$335	$324
Amortization and impairment of mortgage servicing rights	(505)	(355)
Gains (losses) on derivatives (a)	174	(12)
Gains on investment securities (b)	46	—

Net loan servicing income (loss)	50	(43)
Gains from sales of loans	642	490
Mortgage processing fees	62	30
Other	84	49

Mortgage banking income	$838	$526

(a)	Includes SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities hedge ineffectiveness, amounts excluded from the hedge effectiveness calculation and the change in value of derivatives not qualifying for hedge accounting.

(b)	Includes realized net gains related to investment securities used to manage risk associated with mortgage servicing rights.

Notes to Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

3 Finance Receivables and Loans

The composition of finance receivables and loans outstanding was as follows.

	March 31, 2003			December 31, 2002

(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Consumer
Retail automotive	$65,264	$13,372	$78,636	$64,317	$13,075	$77,392
Residential mortgages	19,287	84	19,371	15,147	91	15,238

Total consumer	84,551	13,456	98,007	79,464	13,166	92,630
Commercial
Automotive
Wholesale	19,437	7,131	26,568	14,904	6,558	21,462
Leasing and lease financing (a)	468	934	1,402	5,087	898	5,985
Term loans to dealers and other	4,486	1,041	5,527	4,687	1,067	5,754
Commercial and industrial	8,615	1,774	10,389	7,842	1,619	9,461
Commercial real estate:
Commercial mortgage	522	96	618	526	95	621
Construction	2,014	93	2,107	1,925	38	1,963

Total commercial	35,542	11,069	46,611	34,971	10,275	45,246

Total finance receivables and loans (b)(c)	$120,093	$24,525	$144,618	$114,435	$23,441	$137,876

(a)	Following the March 2003 purchase of the third-party equity of Central Originating Lease Trust (and the resulting consolidation), $4 billion in secured notes that were classified as commercial receivables and loans at December 31, 2002 are now classified as operating leases. Refer to the Recently Issued Accounting Standards section of Note 1 for further discussion.

(b)	Total is net of unearned income of $6,593 and $6,455 at March 31, 2003 and December 31, 2002, respectively.

(c)	As further discussed in Note 5, certain of the Company’s finance receivables and loans serve as collateral under certain financing arrangements.

The following table presents an analysis of the activity in the allowance for credit losses on finance receivables and loans.

Three months ended March 31, (in millions)	2003	2002

Allowance at beginning of year	$3,059	$2,167
Provision for credit losses	378	506
Charge-offs
Domestic	(280)	(205)
Foreign	(41)	(27)

Total charge-offs	(321)	(232)

Recoveries
Domestic	25	30
Foreign	9	7

Total recoveries	34	37

Net charge-offs	(287)	(195)
Other (a)	4	(113)

Allowance at March 31,	$3,154	$2,365

(a)	Includes allowances related to the acquisitions of discounted loan portfolios, net of allowances removed upon sale of the related finance receivables and loans.

Notes to Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

4 Mortgage Servicing Rights

For a further description of mortgage servicing rights and the related hedge strategy, see Notes 1 and 10 to the 2002 Annual Report on Form 10-K. The following table summarizes mortgage servicing rights activity and related amortization.

Three months ended March 31, (in millions)	2003	2002

Balance at beginning of year	$2,683	$4,840
Originations and purchases, net of sales	461	557
Amortization	(265)	(201)
SFAS No. 133 hedge valuation adjustments	49	98
Increase in valuation allowance	(248)	(156)

Balance at March 31,	$2,680	$5,138

The Company has implemented risk management strategies, including the use of actively managed derivatives and a portfolio of investment securities that increase in value as interest rates decline, to protect the value of mortgage servicing rights. As the investment securities are designated as available for sale, unrealized changes in the value of these securities are reflected in accumulated other comprehensive income on the Consolidated Balance Sheet.

5 Debt

Debt is presented below and is segregated between domestic and foreign based on the location of the office recording the transaction.

	March 31, 2003			December 31, 2002

(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Short-term debt
Commercial paper	$9,225	$4,316	$13,541	$8,344	$5,049	$13,393
Demand notes	6,573	240	6,813	5,887	231	6,118
Bank loans and overdrafts	3,442	4,630	8,072	2,910	5,299	8,209
Other	7,933	2,178	10,111	9,474	1,013	10,487

Total short-term debt	27,173	11,364	38,537	26,615	11,592	38,207
Long-term debt
Senior indebtedness
Due within one year	21,803	5,595	27,398	22,506	4,833	27,339
Due after one year	108,377	13,805	122,182	100,768	13,657	114,425

Total long-term debt	130,180	19,400	149,580	123,274	18,490	141,764
Fair value adjustment (a)	2,777	136	2,913	2,961	159	3,120

Total debt (b)	$160,130	$30,900	$191,030	$152,850	$30,241	$183,091

(a)	To adjust designated fixed rate debt to fair value in accordance with SFAS No. 133.

(b)	At March 31, 2003, $2,326 of loans held for sale, $17,201 of mortgage loans and $77 of trading investment securities were restricted for the repayment of $20,096 of debt. Additionally, $11,340 of finance receivables were restricted for the repayment of $10,771 of debt, at March 31, 2003. At December 31, 2002, $2,652 of loans held for sale, $13,011 of mortgage loans and $350 of trading investment securities were restricted for the repayment of $17,198 of debt. Additionally, $8,216 of finance receivables were restricted for the repayment of $7,716 of debt at December 31, 2002. Finally, under repurchase agreements, the Mortgage Group has pledged $1,309 and $2,213 of available for sale investment securities as collateral for approximately the same amount of debt at March 31, 2003 and December 31, 2002, respectively.

Notes to Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

Liquidity facilities

Liquidity facilities represent additional funding sources, if required. The financial institutions providing the uncommitted facilities are not legally obligated to fund those facilities. The following table summarizes the liquidity facilities maintained by the company.

							Unused
	Committed		Uncommitted		Total liquidity		liquidity
	facilities		facilities		facilities		facilities

	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,
(in billions)	2003	2002	2003	2002	2003	2002	2003	2002

Automotive operations:
Syndicated multi-currency global credit facility (a)	$8.9	$8.9	$–	$–	$8.9	$8.9	$8.9	$8.9
U.S. asset-backed commercial paper liquidity and receivables facilities for NCAT and MINT (b)	21.9	22.2	–	–	21.9	22.2	21.9	22.2
Other foreign facilities (c)	4.2	4.1	12.9	13.3	17.1	17.4	7.6	9.0
Mortgage operations (d)	–	–	4.9	4.5	4.9	4.5	2.3	2.0

Total facilities	$35.0	$35.2	$17.8	$17.8	$52.8	$53.0	$40.7	$42.1

(a)	The entire $8.9 is available for use by GMAC in the U.S., $1.0 is available for use by GMAC (UK) plc and $0.9 is available for use by GMAC International Finance B.V. in Europe. This facility serves primarily as backup for the Company’s unsecured commercial paper programs. The Company has transferred $5.8 of the 364-day syndicated multi-currency global credit facility to the NCAT asset-backed liquidity and receivables facility.

(b)	New Center Asset Trust (NCAT) and Mortgage Interest Networking Trust (MINT) are non-consolidated limited purpose statutory trusts established to issue asset-backed commercial paper.

(c)	Consists primarily of credit facilities supporting operations in Canada, Europe, Latin America and Asia-Pacific.

(d)	Includes $1.2 secured master note program with a third-party financial institution, guaranteed by GMAC. The borrowing is currently unsecured; however, upon request by the financial institution or any assignee, the Mortgage Group is required to pledge mortgage servicing rights valued at 200% of the outstanding balance as collateral.

The syndicated multi-currency global facility includes a $7.4 billion five year facility (expires June 2006) and a $1.5 billion 364-day facility (expires June 2003) with a one-year term-out option. Additionally, a leverage covenant restricts the ratio of consolidated debt to total stockholder’s equity to no greater than 11:1, under certain conditions. This covenant is only applicable on the last day of any fiscal quarter (other than the fiscal quarter during which a change in rating occurs) during such times as the Company has senior unsecured long-term debt outstanding, without third-party enhancement, which is rated BBB+ or less by Standard & Poor’s Ratings Services (S&P) or Baa1 or less by Moody’s. These conditions are currently in effect, and the Company is in compliance with the covenant.

6 Derivative Instruments and Hedging Activities

In managing the interest rate and foreign exchange exposures of a multinational finance entity, GMAC utilizes a variety of interest rate and currency derivative financial instruments. In accordance with SFAS No. 133, as amended, GMAC records derivative financial instruments on the balance sheet as assets or liabilities, carried at fair value. Changes in fair value are accounted for depending on the use of the derivative financial instrument and whether it qualifies for hedge accounting treatment. Refer to GMAC’s 2002 Annual Report on Form 10-K for a more detailed description of GMAC’s use of and accounting for derivative financial instruments.

The following table presents information on the income impacts of derivatives designated as fair value hedges.

Three months ended March 31, (in millions)	2003	2002

Fair value hedge ineffectiveness gain (loss) related to hedges of:
Debt obligations	$1	$8
Mortgage servicing rights	132	(48)
Other	(1)	23
Net gain on fair value hedges excluded from assessment of effectiveness	$65	$36

GMAC recognized an immaterial amount of hedge ineffectiveness on cash flow hedges for the three months ended March 31, 2003 and 2002.

Notes to Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

7 Segment Information

Financial results for GMAC’s operating segments are summarized below.

	GMAC	GMAC
	North American	International	GMAC	GMAC	Eliminations/
Three months ended March 31, (in millions)	Operations (a)	Operations (a)	Mortgage	Insurance	Reclassifications	Consolidated

2003
Net financing revenue before provision for credit losses	$622	$249	$379	$—	$139	$1,389
Provision for credit losses	(259)	(47)	(72)	—	—	(378)
Other revenue	519	255	1,027	775	(143)	2,433

Total net revenue	882	457	1,334	775	(4)	3,444
Noninterest expense	482	359	733	737	(4)	2,307

Income before income tax expense	400	98	601	38	—	1,137
Income tax expense	157	39	230	12	—	438

Net income	$243	$59	$371	$26	$—	$699

Total assets	$175,580	$21,722	$53,908	$9,023	$(24,705)	$235,528

2002
Net financing revenue before provision for credit losses	$674	$216	$186	$—	$172	$1,248
Provision for credit losses	(458)	(28)	(20)	—	—	(506)
Other revenue	590	173	663	660	(181)	1,905

Total net revenue	806	361	829	660	(9)	2,647
Noninterest expense	471	275	578	608	(9)	1,923

Income before income tax expense	335	86	251	52	—	724
Income tax expense	127	39	103	16	—	285

Net income	$208	$47	$148	$36	$—	$439

Total assets	$155,602	$17,899	$32,842	$8,042	$(24,972)	$189,413

(a)	GMAC North American Operations consists of automotive financing in the U.S. and Canada as well as commercial financing operations. GMAC International Operations consists of automotive financing and full service leasing in all other countries and Puerto Rico.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Overview

GMAC is a leading global financial services firm with over $200 billion of assets and operations in 41 countries. Founded in 1919 as a wholly-owned subsidiary of General Motors, GMAC was established to provide GM dealers with the automotive financing necessary for the dealers to acquire and maintain vehicle inventories and to provide retail customers means by which to finance vehicle purchases through GM dealers. GMAC products and services have expanded beyond automotive financing and GMAC currently operates in three primary business segments — Financing, Mortgage and Insurance operations. Refer to GMAC’s Annual Report on Form 10-K for the year ended December 31, 2002 for a more complete description of the Company’s business segments, along with the products and services offered and the market competition.

Net income for GMAC’s segments is summarized as follows.

Three months ended March 31, ($ in millions)	2003	2002

Financing (a)	$302	$255
Mortgage	371	148
Insurance	26	36

Net income	$699	$439

Return on average equity (annualized)	15.3%	10.8%

(a)	Includes North America and International business segments, separately identified in Note 7 to the Consolidated Financial Statements.

GMAC recorded its highest quarterly earnings ever in the first quarter of 2003, in large part due to record results at the Mortgage operations. Consolidated net income of $699 million was up 59% from the $439 million earned in the same quarter of 2002.

For the quarter, net income from Financing operations totaled $302 million, up $47 million from the $255 million earned in the prior year. The increase reflects a combination of higher asset levels and lower credit loss provisions, which more than offset the unfavorable impact of wider borrowing spreads and the continued weakness in lease residuals.

GMAC’s Mortgage operations earned a quarterly record $371 million in the first quarter of 2003, up 151% from the $148 million earned in the same period of 2002. The higher earnings reflect exceptional production volumes across all three of the Company’s Mortgage divisions.

Insurance operations generated net income of $26 million in the first quarter of 2003, down $10 million from the same period in 2002. The overall reduction in earnings reflects a write down of certain investment securities due to the continued weaknesses in equity markets, partially offset by improved underwriting results.

Financing Operations

GMAC’s Financing operations offer a wide range of financial services and products (directly and indirectly) to retail automotive consumers, automotive dealerships, and other commercial businesses. These products and services include the purchase of installment sales contracts and leases, extension of term loans, dealer floorplan financing (wholesale) and other lines of credit, and factoring of receivables. Refer to pages 10-17 of the Company’s 2002 Annual Report on Form 10-K for further discussion of the business profile of GMAC’s Financing operations.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The following table summarizes the operating results of the Company’s Financing operations for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other operating segments.

Three months ended March 31, ($ in millions)	2003	2002	Change	%

Revenue
Consumer	$1,643	$1,524	$119	8
Commercial	381	402	(21)	(5)
Operating leases, net of depreciation	427	557	(130)	(23)

Total financing revenue	2,451	2,483	(32)	(1)
Interest and discount expense	(1,580)	(1,593)	13	1
Provision for credit losses	(306)	(486)	180	37

Net financing revenue	565	404	161	40
Other income	774	763	11	1
Noninterest expense	(841)	(746)	(95)	(13)
Income tax expense	(196)	(166)	(30)	(18)

Net income	$302	$255	$47	18

A combination of increased asset levels and lower credit loss provisions (particularly as it relates to the commercial loan portfolio) contributed to the 18% increase in first quarter net income for GMAC’s Financing operations. These favorable income impacts were mitigated by the negative effect of wider borrowing spreads caused by weakness in the corporate capital markets and credit concerns specific to GM.

Total financing revenue for the first quarter decreased 1% as compared to 2002. Consumer revenue increased due to asset growth resulting from the continued use of special rate financing programs by GM. Because the commercial portfolio is predominately floating rate based, lower market interest rates reduced commercial financing revenue, despite higher wholesale finance receivables. Average wholesale finance receivable outstandings increased as a result of higher GMAC penetration and increased GM dealer stocks. The Company’s first quarter net operating lease revenue declined as GMAC’s average operating lease portfolio declined, consistent with GM’s marketing focus on special rate financing for retail installment sale contracts (retail contracts). A continued deterioration in off-lease vehicle remarketing results also lowered net operating lease revenue. Weakness in the used vehicle market resulted in an average net loss per operating lease terminated in the United States of $63 in the first quarter, as compared to the average net gain of $426 realized in the first quarter of 2002.

Notwithstanding an increase in debt to fund higher asset levels, interest and discount expense decreased compared to the prior year due to the general market decline in interest rates. However, the decrease in market rates was mitigated by a sharp increase in GMAC’s borrowing spreads caused by weakness in the corporate capital markets and credit concerns specific to GM (refer to the Funding and Liquidity section of this MD&A for further discussion).

Despite a challenging economic environment, the provision for credit losses decreased by 37%. This decline was due to higher provisions in the first quarter of 2002 on the Company’s non-automotive dealer portion of the commercial loan portfolio. In addition, the 2003 first quarter loss provision for the consumer portfolio declined relative to 2002 due to a slower rate of asset growth in 2003 as compared to 2002. Refer to the Credit Quality section of this MD&A for a further discussion of the credit performance of the Company’s financing portfolio.

The most notable items impacting other income were a reduction of securitization related income and an increase in full service leasing revenues. Beginning in the fourth quarter of 2002, the Company began executing securitization transactions that are accounted for as secured financings. As secured financings, the underlying receivables (and related revenue) continue to be carried on the Company’s consolidated financial statements (along with the associated debt), reducing the amount of revenue recognized in other income as compared to an off-balance sheet securitization, which typically results in up-front gains. GMAC’s continued expansion of the international full service leasing business has also led to an increase in non-financing revenues.

Total noninterest expense for the first quarter increased by 13% from the prior year. Compensation expense increased due to increased pension and postretirement allocations from GM. Noninterest expense was also impacted by higher vehicle maintenance costs in the growing international full service leasing business. In addition, a higher volume of consumer lease terminations in the United States resulted in an increase in costs related to vehicle disposal.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Financing Volume

The following table summarizes GMAC’s new vehicle consumer financing volume, the Company’s share of GM retail sales, GMAC’s wholesale financing of new vehicles and the Company’s share of GM sales to dealers.

	GMAC volume		Share of GM sales

Three months ended March 31, (units in thousands)	2003	2002	2003	2002

New vehicle consumer financing
GM vehicles
North America
Retail contracts	304	431	35%	42%
Leases	143	116	17%	11%

Total North America	447	547	52%	53%
International (retail contracts and leases)	117	107	38%	33%

Total GM vehicles	564	654	48%	49%

Non-GM vehicles	17	18

Total consumer automotive financing volume	581	672
Wholesale financing of new vehicles
GM vehicles
North America	1,079	978	78%	75%
International	456	469	94%	94%

Total GM vehicles	1,535	1,447	82%	80%

Non-GM vehicles	50	45

Total wholesale volume	1,585	1,492

GMAC’s first quarter consumer financing volume on new vehicles decreased as compared to the prior year consistent with the decrease in GM retail sales. However, the Company’s penetration share of GM vehicle sales remained relatively steady as compared to the historically high levels experienced in 2002. The strong penetration levels are the result of GM’s continued aggressive use of financing incentive programs to market its vehicles. The shift in financing mix between retail contracts to leases is primarily the result of unusually high retail contract volume in the first quarter of 2002 as a result of GM’s concentrated use of retail financing incentives, combined with the timing of GM-sponsored lease pull-ahead programs that allow consumers to terminate their existing lease prior to scheduled maturity while in turn buying or leasing a new vehicle.

Wholesale financing volume increased in 2003 primarily because of an increase in GMAC’s North American penetration rate and an increase in GM wholesale deliveries for the period. GM’s wholesale sales to dealers increased even though retail sales declined resulting in a higher level of dealer inventories in the first quarter of 2003 as compared to 2002.

Credit Quality

The following tables summarize pertinent credit quality information in the Company’s consumer automotive retail and commercial receivables portfolios.

Consumer

	Average retail	Credit losses,		Annualized net		Percent of retail contracts
	contracts (a)	net of recoveries		credit loss rate		30 days or more past due

	Three months ended March 31,
						Mar 31,	Dec 31,	Mar 31,
($ in millions)	2003	2003	2002	2003	2002	2003	2002	2002

North America	$83,451	$236	$181	1.13%	1.00%	2.02%	2.00%	2.12%
International	9,873	24	11	0.97%	0.57%	3.61%	3.54%	3.89%

Total managed (b)	93,324	260	192			2.34%	2.32%	2.49%

Securitized amounts	(14,875)	(21)	(15)

Total on-balance sheet	$78,449	$239	$177	1.22%	1.05%

(a)	Consistent with the presentation in the Consolidated Balance Sheet, retail contracts presented in the table represent the principal balance of the finance receivable discounted for the unearned rate support received from General Motors.

(b)	Managed includes both retail contracts held on-balance sheet for investment and retail contracts securitized and sold that the Company continues to service.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Consumer credit losses as a percentage of receivables increased in 2003 despite stable delinquency trends. The percentage increase in consumer losses is primarily caused by an increase in loss severity. A weaker used vehicle market has resulted in an increase in the loss per occurrence as GMAC is realizing less upon repossession and disposal of an underlying vehicle.

Commercial

					Average	Credit losses,		Annualized net
	Total loans	Impaired loans (a)			loans	net of recoveries		credit loss rate

					Three months ended March 31,
	Mar 31,	Mar 31,	Dec 31,	Mar 31,
($ in millions)	2003	2003	2002	2002	2003	2003	2002	2003	2002

Wholesale	$44,088	$317	$278	$321	$40,319	$—	$1	—%	0.01%
		0.72%	0.72%	0.94%
Other commercial financing	13,910	744	731	754	17,317	2	12	0.05%	0.23%
		5.35%	4.06%	3.63%

Total managed (b)	57,998	1,061	1,009	1,075	57,636	2	13
Securitized amounts	(17,520)	—	—	—	(17,470)	—	—

Total on-balance sheet	$40,478	$1,061	$1,009	$1,075	$40,166	$2	$13	0.02%	0.14%
		2.62%	2.56%	2.79%

(a)	Includes loans where it is probable that the Company will be unable to collect all amounts due according to the terms of the loan.

(b)	Managed includes loans held on-balance sheet for investment and loans securitized and sold that the Company continues to service.

The higher commercial credit losses in 2002 were concentrated in the Company’s Commercial Finance Group, which provides financing to companies in the apparel, textile, automotive supplier and other industries. Losses in the commercial portfolio in 2003 have trended down toward historical levels.

The following table summarizes the applicable allowance for credit losses as a percentage of total on-balance sheet finance receivables and loans.

	March 31,	December 31,
($ in millions)	2003	2002

Allowance for credit losses
Consumer	$2,208	$2,160
	2.81%	2.79%
Commercial	$588	$567
	1.45%	1.44%

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Mortgage Operations

GMAC’s Mortgage operations involve the origination, purchase, servicing and securitization of consumer (i.e., residential) and commercial mortgage loans and mortgage related products. Typically, mortgage loans are originated and sold to investors in the secondary market. Refer to pages 17-22 of the Company’s 2002 Annual Report on Form 10-K for further discussion of the business profile of GMAC’s Mortgage operations.

The following table summarizes the operating results of the Mortgage operations for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other operating segments.

Three months ended March 31, ($ in millions)	2003	2002	Change	%

Revenue
Total financing revenue	$713	$417	$296	71
Interest and discount expense	(334)	(231)	(103)	(45)
Provision for credit losses	(72)	(20)	(52)	(260)

Net financing revenue	307	166	141	85
Mortgage servicing fees	336	325	11	3
MSR amortization and impairment	(505)	(355)	(150)	(42)
MSR risk management activities	220	(12)	232	1,933
Gains on sales of loans	642	490	152	31
Other income	334	215	119	55
Noninterest expense	(733)	(578)	(155)	(27)
Income tax expense	(230)	(103)	(127)	(123)

Net income	$371	$148	$223	151

Interest rates, including those on originated 15- and 30- year mortgages, remained near historic lows during the quarter ended March 31, 2003, sustaining the mortgage refinancing boom that existed throughout most of 2002. As a result, loan production at the Mortgage Group increased to a record $46.4 billion, 61% more than the same period in 2002. Improved pricing margins enabled by strong demand, coupled with record volume, resulted in significant year-over-year increases in gains on sales of loans.

Net financing revenue, including provision for credit losses, also increased significantly year-over-year. This reflected continued growth primarily in the balance of mortgage loans held as collateral for secured financings, which increased from $2.8 billion at March 31, 2002 to $17.8 billion at March 31, 2003. Also contributing to the increase were higher average inventories of loans held for sale and net interest on investment securities held in 2003 to manage interest rate risk.

Other income improved for the quarter ended March 31, 2003 compared to the same period in 2002, primarily due to substantial valuation losses on residual interest asset- and mortgage-backed securities experienced in 2002, and increased loan origination fees accompanying increased production volume in 2003. Noninterest expense also grew compared to the same period in 2002, reflecting increased compensation, technology, and loan processing costs, all corresponding to business growth.

While positive for loan production volumes, the low interest rate environment and resulting loan refinancing activity continued to adversely impact the value of the Company’s mortgage servicing rights. Amortization and impairment expense increased by $150 million for the quarter ended March 31, 2003 compared to the same period in 2002, reflecting increased actual and expected loan prepayments, including the impact of updating the third-party prepayment model to incorporate recent loan prepayment experience. However, this increased expense was more than offset by improved results from mortgage servicing risk management activities, including recognized gains and net interest income on related derivative financial instruments designated as hedges ($180 million improvement) and realized gains on available-for-sale investment securities held in 2003 to mitigate mortgage servicing risk ($46 million in 2003).

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Insurance Operations

GMAC Insurance insures and reinsures automobile service contracts, personal automobile insurance coverages (ranging from preferred to non-standard risks) and selected commercial insurance coverages. Refer to pages 22-24 of the Company’s 2002 Annual Report on Form 10-K for further discussion of the business profile of GMAC’s Insurance operations.

The following table summarizes the operating results of the Insurance operations for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other operating segments.

Three months ended March 31, ($ in millions)	2003	2002	Change	%

Revenue
Insurance premiums and service revenue earned	$732	$595	$137	23
Investment income	17	52	(35)	(67)
Other income	30	19	11	58

Total revenue	779	666	113	17
Insurance losses and loss adjustment expenses	(533)	(457)	(76)	(17)
Acquisition and underwriting expense	(189)	(138)	(51)	(37)
Premium tax and other expense	(19)	(19)	—	—

Income before income taxes	38	52	(14)	(27)
Income tax expense	(12)	(16)	4	25

Net income	$26	$36	$(10)	(28)

Net income from Insurance operations totaled $26 million for the quarter ended March 31, 2003, $10 million lower than 2002 earnings of $36 million. The decrease was attributed mainly to net capital losses incurred during first quarter 2003, which included the write down of certain investment securities.

Total revenue at GMAC Insurance and its subsidiaries totaled $779 million for the quarter ended March 31, 2003 compared with $666 million in 2002. The increase over 2002 was due primarily to rate increases in personal automobile policies, a different mix of assumed reinsurance contracts containing premium at contract inception and revenue at ABA Seguros (one of Mexico’s largest auto insurers that was acquired by the Company in January 2002), partially offset by lower investment income.

The reduction in investment income was attributable to net capital losses and other than temporary impairment in the investment portfolio. GMAC Insurance earned dividends and interest of $58 million, partially offset by net capital losses of $41 million for the quarter ended March 31, 2003, compared with $52 million of dividends and interest and no net capital losses for the quarter ended March 31, 2002. The net capital losses in 2003 were attributable to realized losses of $17 million from security sales and recognition of other than temporary impairment of $24 million relating to certain securities with market values below the cost basis. Management performed analyses of individual securities and concluded that those for which recovery to cost was not foreseeable were other than temporarily impaired. The carrying values of these securities were written down to market value, with the resulting loss recognized in earnings.

Total expenses amounted to $741 million for the quarter ended March 31, 2003 compared with $614 million in 2002. The increase in 2003 was primarily attributable to insurance losses and loss adjustment expenses and acquisition expenses. These components of expenses increased commensurately with increases in revenue earned.

Critical Accounting Estimates

The Company has identified critical accounting estimates that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition, results of operations or cash flows under different conditions or using different assumptions. GMAC’s most critical accounting estimates are:

•	Determination of the allowance for credit losses

•	Valuation of automotive lease residuals

•	Valuation of mortgage servicing rights

•	Determination of reserves for insurance losses and loss adjustment expenses

•	Valuation of securitized residual interests

There have been no significant changes in the methodologies and processes used in developing these estimates from what is described in the Company’s 2002 Annual Report on Form 10-K.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Funding and Liquidity

Funding Sources and Strategy

GMAC’s liquidity, as well as its ongoing profitability, in large part depends upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. The Company’s strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base. As an important part of its overall funding and liquidity strategy, the Company maintains substantial bank lines of credit. These bank lines of credit, which totaled $53 billion at March 31, 2003, provide “back-up” liquidity and represent additional funding sources, if required. Refer to Note 5 to the Consolidated Financial Statements for details of these liquidity lines. Refer to the Funding and Liquidity section in the Company’s 2002 Annual Report on Form 10-K for a further discussion of GMAC’s funding strategy and sources.

The following table summarizes GMAC’s funding sources for the periods indicated.

	Outstanding

	March 31,	December 31,
($ in millions)	2003	2002

Commercial paper	$13,541	$13,393
Institutional term debt	94,071	95,336
Retail debt programs	29,527	27,368
Secured financings	27,573	20,296
Bank loans, master notes and other	23,405	23,578

Total debt (a)	188,117	179,971
Off-balance sheet securitizations (b)	30,943	31,744

Total funding	$219,060	$211,715

Debt to equity ratio (c)	10.3:1	10.3:1

(a)	Excludes fair value adjustment as described in Note 5 to the Consolidated Financial Statements.

(b)	Represents net funding on securitizations of automotive finance receivables accounted for as sales under SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as further described in Note 8 in the Company’s 2002 Annual Report on Form 10-K. For purposes of this analysis, securitizations of mortgage loans are excluded.

(c)	Represents total debt (including the fair value adjustment described in Note 5) divided by total equity as presented on the Consolidated Balance Sheet.

The Company’s worldwide borrowing costs (including the effects of derivatives) for the first quarter of 2003 averaged 3.77% compared to 4.47% for the same period in 2002. The reduction in borrowing costs is reflective of the overall decrease in market interest rates over the past year. However, the Company is experiencing historically high borrowing spreads due to weakness in the corporate capital markets and credit concerns specific to GM. In response, the Company’s funding efforts continued to emphasize securitization and retail debt programs. Management expects to continue to use diverse funding sources to maintain its financial flexibility and expects that access to the capital markets will be sufficient to meet the Company’s funding needs.

Credit Ratings

Substantially all of the Company’s debt has been rated by nationally recognized statistical rating organizations. As of May 7, 2003, all GMAC ratings were within the investment grade category, summarized as follows.

	Senior	Commercial
Rating Agency	Debt	Paper	Outlook

Fitch	A-	F-2	Negative
Moody’s	A2	Prime-1	Negative
S&P	BBB	A-2	Negative
DBRS	A (low)	R-1 (low)	Stable

In April 2003, Standard & Poor’s lowered its debt rating outlook on GMAC to negative from stable. S&P indicated that the change in rating outlook was caused by concerns with how GM will fund its multibillion-dollar pension and retiree health care liabilities. Also, in April 2003, Fitch affirmed GMAC’s A- rating on senior debt and its F-2 rating on commercial paper, while maintaining an outlook of negative. On May 2, 2003, Moody’s announced that they were reviewing the long-term rating of GM and the long- and short-term ratings of GMAC for possible downgrade.

In February 2003, Dominion Bond Rating Service (DBRS) was accepted by the SEC as a nationally recognized statistical rating organization in the United States. As a result of this designation, DBRS credit ratings may be used to distinguish among grades of

Management’s Discussion and Analysis
General Motors Acceptance Corporation

creditworthiness for purposes of various U.S. federal and state laws, rules issued by financial and other regulators and even some non-U.S. regulations. In April 2003, DBRS downgraded GMAC’s senior debt from A to A (low), citing concerns with GM’s profitability and financial profile while at the same time confirming the commercial paper rating at R-1 (low) with a stable outlook. DBRS has described these ratings as follows:

•	The A (low) rating is assigned by DBRS to bonds of satisfactory credit quality. Protection of interest and principal is still substantial and the company is considered by DBRS to be more susceptible to adverse economic conditions and have greater cyclical tendencies than higher rated companies. The “low” designation indicates the relative standing DBRS has given to a credit within a particular rating category.

•	The R-1 (low) rating is assigned to short term debt of satisfactory credit quality. The overall strength and outlook for key liquidity, debt and profitability ratios is not normally as favorable as with higher rating categories, but these considerations are still considered by DBRS to be respectable. Any qualifying negative factors which exist are considered by DBRS to be manageable, and the entity is normally of sufficient size to have some influence in its industry.

Off-balance Sheet Activities

The Company uses off-balance sheet entities as part of its operating and funding activities. For a further discussion of GMAC’s use of off-balance sheet entities, refer to the Off-balance Sheet Activities section of Management's Discussion and Analysis in GMAC’s 2002 Annual Report on Form 10-K. The following table summarizes assets carried in these entities.

	March 31,	December 31,
(in billions)	2003	2002

Securitization (a)
Retail finance receivables	$14.9	$16.2
Wholesale loans	17.5	17.4
Mortgage loans	85.8	90.4

Total securitization	118.2	124.0
Other off-balance sheet activities
Mortgage warehouse	15.5	13.5
Other mortgage	7.6	8.2

Total off-balance sheet activities	$141.3	$145.7

(a)	Represents securitizations of automotive finance receivables and mortgage loans accounted for as sales under SFAS No. 140, as further described in Note 8 in the Company’s 2002 Annual Report on Form 10-K.

Accounting and Reporting Developments

FASB Interpretation No. 46 — In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation by business enterprises of variable interest entities, representing those entities whose total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties. More specifically, FIN 46 defines variable interest entities as those entities in which the equity investment at risk is not greater than the expected losses of the entity. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity, to decide whether to consolidate that entity. FIN 46 requires variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 does not impact the consolidation guidance for qualifying special purpose entities (QSPEs), as described in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

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

In analyzing these entities, it was determined that GMAC may be deemed to be the primary beneficiary of Central Originating Lease Trust (COLT) and therefore required to consolidate COLT effective July 1, 2003, pursuant to FIN 46. COLT is a limited purpose business trust that purchased vehicles and related consumer leases from GM franchised dealers through October 2002. COLT funded these acquisitions through secured notes, which were sold to GMAC, and through the issuance of equity. In addition to acting as the

Management’s Discussion and Analysis
General Motors Acceptance Corporation

originating agent and servicer for COLT leases, GMAC reimbursed COLT’s third-party insurance provider for any losses on the underlying leases (subject to a limit). In March 2003, GMAC purchased the third-party equity of COLT. GMAC now owns all of the outstanding equity and COLT is a fully consolidated entity of GMAC. The impact of this consolidation is that the underlying COLT lease assets (approximately $4 billion at the time of the purchase of the third-party equity by GMAC) are now reflected as operating lease assets of the Company, replacing the secured notes that were previously reported as commercial finance receivables and loans. The net impact of consolidating COLT was an increase in the Company’s consolidated total assets by the amount of the third-party equity purchased ($168 million).

The Company continues to analyze its interests in certain other entities to determine if GMAC is the primary beneficiary and if consolidation is appropriate under FIN 46. In the course of performing this analysis, management is considering revising GMAC’s involvement in the entities, which could have an impact on the consolidation analysis under FIN 46. Management has identified the following entities where it is reasonably possible (as currently structured) that GMAC will consolidate or disclose information in the Consolidated Financial Statements when FIN 46 becomes effective.

Mortgage warehouse funding GMAC’s Mortgage operations sell commercial and residential mortgage loans through various structured finance arrangements in order to provide funds for the origination and purchase of future loans. Certain of these structured finance arrangements include sales to off-balance sheet warehouse funding special purpose entities (SPEs), including GMAC- and bank-sponsored commercial paper conduits. Transfers of assets into each facility are accounted for as sales based on the provisions of SFAS No. 140. Certain of these warehouse funding SPEs may be considered variable interest entities under FIN 46. As the Company retains some of the risks and rewards associated with the underlying assets, it is possible that the Company could be deemed to be the primary beneficiary and thereby required to consolidate the SPEs. Total assets in these facilities approximated $12.6 billion at March 31, 2003. The exposure to loss related to these facilities was $3.8 billion as of March 31, 2003, representing the Company’s retained interests in these facilities.

Collateralized debt obligations (CDOs) GMAC’s Mortgage operations sponsors, purchases subordinate and equity interests in, and serves as collateral manager for CDOs. Equity investments in CDOs have been purchased from SPEs that are not QSPEs and may be considered variable interest entities under FIN 46. Total assets held in CDOs, which are not QSPEs, approximated $844 million at March 31, 2003. The Company’s exposure to loss represents the retained interests in these CDOs ($77 million at March 31, 2003).

Guaranteed tax credit funds — The Company’s Mortgage operations have sold investments in tax credit funds to unaffiliated investors and have guaranteed the timely payment of a specified return to those investors. The investors’ return is generated from each fund’s share of low income housing tax credits and tax losses derived from their investments in entities that develop, own, and operate affordable housing properties throughout the United States. As of March 31, 2003, the aggregate amount of such investments approximated $528 million.

Consolidated Operating Results

The following section provides a discussion of GMAC’s consolidated results of operations as displayed in the Consolidated Statement of Income. The individual business segment sections of this MD&A provide a further discussion of the operating results.

Revenues

Total financing revenue increased by 9% to $3,163 million in the first quarter of 2003. Most notable was a 21% increase in consumer financing revenue due to growth in the consumer automotive portfolio caused by GM-sponsored special rate financing programs and due to the increased use of secured financing structures in the Mortgage operations. Total financing revenue was adversely affected as a result of declining yields on the commercial portfolio (consistent with the decline in interest rates during the year), and a reduction in net operating lease revenue attributable to a continued decrease in the Company’s average operating lease portfolio combined with lower off-lease proceeds on terminated leases.

Interest and discount expense was favorably impacted by declining market interest rates, offset by increased debt (used to fund higher asset levels) and wider borrowing spreads, resulting in a net increase of 7% or $123 million from first quarter 2002 to 2003. The provision for credit losses decreased 25% from $506 million in the first quarter 2002 to $378 million in 2003. Lower loss provisions on the consumer and commercial financing portfolios more than offset increased loss provisions on the Company’s mortgage loan portfolio corresponding to the increased balance of loans held as collateral for secured financings. The 24% increase in insurance premiums and service revenue earned in the first quarter of 2003 was related to volume and rate increases at the Company’s Insurance operations.

Mortgage banking income increased by $312 million or 59% in 2003 as compared to the first quarter 2002. Increased loan production along with higher pricing margins resulted in an increase in gains from the sale of mortgage loans. While amortization and impairment of mortgage servicing rights increased in 2003, these effects were more than offset by improved results from risk management activities on the mortgage servicing rights asset.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The increase in investment income in the first quarter of 2003 was due to higher impairment charges taken in the first quarter of 2002 on the value of mortgage-related securities. In contrast, the Company’s Insurance operations had a reduction in investment income due to net capital losses incurred during the first quarter 2003 (including other than temporary impairment write downs of certain investment securities).

Expenses

Compensation and benefits expense was $680 million in the first quarter 2003 as compared to $545 million in 2002. The majority of this 25% increase was due to higher compensation costs at the Company’s Mortgage operations commensurate with growth in the business. Additional increases in compensation benefits were incurred in the Financing operations due to increased pension and postretirement allocations from GM. The 17% increase in insurance losses and loss adjustment expenses was primarily due to higher written premium and service revenue volumes.

Other operating expense increased $173 million, to $1,094 million in the first quarter of 2003. Contributing to this 19% increase were higher expenses associated with the Company’s full service leasing business, consistent with the growth in that business, and other miscellaneous increases attributable to general growth in the Company. The Company’s effective tax rate remained relatively consistent as the first quarter 2003 rate was 38.5% versus 39.4% for the comparable period in 2002.

Forward Looking Statements

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

Controls and Procedures
General Motors Acceptance Corporation

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

Other Information
General Motors Acceptance Corporation

Legal Proceedings

The Company did not become a party to any material pending legal proceedings during the three-month period ended March 31, 2003, or during the period from March 31, 2003 to the filing date of this report.

Other Information

Ratio of Earnings to Fixed Charges

Three months ended March 31,	2003	2002

Ratio of earnings to fixed charges	1.64	1.43

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

Exhibits and Reports on Form 8-K

(a)	Exhibits – The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report and such Index is incorporated herein by reference.

(b)	Reports on Form 8-K – The Company filed the following Current Reports on Form 8-K during the three-month period ended March 31, 2003:

•	On January 16, 2003, under Item 5, Other Events, summarizing the Company’s financial results for the year ended December 31, 2002.

•	On March 7, 2003, under Item 5, Other Events, discussing the possible sale of all or a portion of the Company’s commercial mortgage business.

No other reports on Form 8-K were filed during the three-month period ended March 31, 2003; however,

•	On April 10, 2003, under Item 5, Other Events, the Company filed a Current Report on Form 8-K relating to credit rating agency actions by Standard & Poor’s occurring on April 9, 2003.

•	On April 15, 2003, under Item 9, Regulation FD Disclosure, the Company filed a Current Report on Form 8-K summarizing financial results for the quarter ended March 31, 2003.

•	On April 23, 2003, under Item 5, Other Events, the Company filed a Current Report on Form 8-K relating to credit rating agency actions by Dominion Bond Rating Service occurring on April 22, 2003.

Signatures
General Motors Acceptance Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 7th day of May, 2003.

General Motors Acceptance Corporation
(Registrant)

/s/ WILLIAM F. MUIR

William F. Muir
Executive Vice President and
Chief Financial Officer

/s/ LINDA K. ZUKAUCKAS

Linda K. Zukauckas
Controller and Principal Accounting Officer

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003

/s/ WILLIAM F. MUIR

William F. Muir
Executive Vice President and
Chief Financial Officer

Index of Exhibits
General Motors Acceptance Corporation

Exhibit	Description	Method of Filing

3.1	Certificate of Incorporation of GMAC Financial Services Corporation dated February 20, 1997	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-3754); incorporated herein by reference.

3.2	Certificate of Merger of GMAC and GMAC Financial Services Corporation dated December 17, 1997	Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-3754); incorporated herein by reference.

3.3	By-Laws of General Motors Acceptance Corporation as amended through March 17, 2003	Filed herewith.

4.1	Form of Indenture dated as of July 1, 1982 between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115; incorporated herein by reference.

4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653; incorporated herein by reference.

4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236; incorporated herein by reference.

4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183; incorporated herein by reference.

4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705; incorporated herein by reference.

4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463; incorporated herein by reference.

4.2	Form of Indenture dated as of September 24, 1996 between the Company and The Chase Manhattan Bank, Trustee, relating to SmartNotes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023; incorporated herein by reference.

4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207; incorporated herein by reference.

4.3	Form of Indenture dated as of October 15, 1985 between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 2-99057; incorporated herein by reference.

4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-4661; incorporated herein by reference.

4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company’s Registration Statement No. 33-6717; incorporated herein by reference.

4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company’s Registration Statement No. 33-12059; incorporated herein by reference.

4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company’s Registration Statement No. 33-26057; incorporated herein by reference.

4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company’s Registration Statement No. 33-31596; incorporated herein by reference.

Index of Exhibits
General Motors Acceptance Corporation

Exhibit	Description	Method of Filing

4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

4.3.7	Form of Seventh Supplemental Indenture dated as of June 15, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.