Form 10-Q
period 2003-06-30
GENERAL MOTORS ACCEPTANCE CORP
filed 2003-08-08
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003, or

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

As of June 30, 2003, there were outstanding 10 shares of the issuer’s $.10 par value common stock.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

INDEX
General Motors Acceptance Corporation

		Page

Part I – Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Statement of Income for the Second Quarter and Six Months Ended June 30, 2003 and 2002	3

	Consolidated Balance Sheet as of June 30, 2003 and December 31, 2002	4

	Consolidated Statement of Changes in Stockholder’s Equity for the Six Months Ended June 30, 2003 and 2002	5

	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2003 and 2002	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4.	Controls and Procedures	24

Part II – Other Information

Item 1.	Legal Proceedings	25

Item 2.	Changes in Securities and Use of Proceeds	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	*

Item 5.	Other Information	*

Item 6.	Exhibits and Reports on Form 8-K	25

Signatures		26

Index of Exhibits		27

*     Item is omitted pursuant to the Reduced Disclosure Format, as set forth on the cover page of this filing.

Consolidated Statement of Income (unaudited)
General Motors Acceptance Corporation

	Second Quarter		Six Months

Period ended June 30, (in millions)	2003	2002	2003	2002

Revenue
Consumer	$2,066	$1,653	$4,006	$3,253
Commercial	555	554	1,077	1,086
Loans held for sale	317	206	591	417
Operating leases, net of depreciation expense	521	538	947	1,094

Total financing revenue	3,459	2,951	6,621	5,850
Interest and discount expense	(1,822)	(1,603)	(3,596)	(3,254)

Net financing revenue before provision for credit losses	1,637	1,348	3,025	2,596
Provision for credit losses	(345)	(527)	(722)	(1,033)

Net financing revenue	1,292	821	2,303	1,563
Insurance premiums and service revenue earned	719	675	1,451	1,265
Mortgage banking income	789	304	1,627	830
Investment income	86	118	166	160
Other income	818	847	1,601	1,595

Total net revenue	3,704	2,765	7,148	5,413
Expense
Compensation and benefits expense	698	595	1,377	1,139
Insurance losses and loss adjustment expenses	600	568	1,134	1,009
Other operating expenses	1,076	917	2,170	1,856

Total noninterest expense	2,374	2,080	4,681	4,004
Income before income tax expense	1,330	685	2,467	1,409
Income tax expense	496	254	934	539

Net income	$834	$431	$1,533	$870

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet (unaudited)
General Motors Acceptance Corporation

	June 30,	December 31,
(in millions)	2003	2002

Assets
Cash and cash equivalents	$12,352	$8,103
Investment securities	13,845	14,605
Loans held for sale	15,927	14,563
Finance receivables and loans, net of unearned income
Consumer	107,629	92,630
Commercial	49,502	45,246
Allowance for credit losses	(3,186)	(3,059)

Total finance receivables and loans, net	153,945	134,817
Investment in operating leases, net	27,173	24,163
Notes receivable from General Motors	2,656	2,801
Mortgage servicing rights, net	2,404	2,683
Premiums and other insurance receivables	1,836	1,742
Other assets	28,430	24,193

Total assets	$258,568	$227,670

Liabilities
Debt	$210,241	$183,091
Interest payable	2,626	2,719
Unearned insurance premiums and service revenue	3,941	3,497
Reserves for insurance losses and loss adjustment expenses	2,191	2,140
Accrued expenses and other liabilities	16,496	14,837
Deferred income taxes	3,353	3,555

Total liabilities	238,848	209,839
Stockholder’s equity
Common stock, $.10 par value (10,000 shares authorized, 10 shares outstanding) and paid-in capital	5,641	5,641
Retained earnings	13,818	12,285
Accumulated other comprehensive income (loss)	261	(95)

Total stockholder’s equity	19,720	17,831

Total liabilities and stockholder’s equity	$258,568	$227,670

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Stockholder’s Equity (unaudited)
General Motors Acceptance Corporation

Six months ended June 30, (in millions)	2003	2002

Common stock and paid-in capital
Balance at beginning of year and at June 30,	$5,641	$5,641

Retained earnings
Balance at beginning of year	12,285	10,815
Net income	1,533	870

Balance at June 30,	13,818	11,685

Accumulated other comprehensive income (loss)
Balance at beginning of year	(95)	(322)
Other comprehensive income	356	42

Balance at June 30,	261	(280)

Total stockholder’s equity
Balance at beginning of year	17,831	16,134
Net income	1,533	870
Other comprehensive income	356	42

Total stockholder’s equity at June 30,	$19,720	$17,046

Comprehensive income
Net income	$1,533	$870
Other comprehensive income	356	42

Comprehensive income	$1,889	$912

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows (unaudited)
General Motors Acceptance Corporation

Six months ended June 30, (in millions)	2003	2002

Operating activities
Net cash provided by operating activities	$5,011	$7,871

Investing activities
Purchases of available for sale securities	(4,361)	(22,917)
Proceeds from sales of available for sale securities	4,513	4,296
Proceeds from maturities of available for sale securities	1,145	16,690
Purchases of held to maturity securities	(40)	(2)
Maturities of held to maturity securities	59	38
Net increase in finance receivables and loans	(71,636)	(67,200)
Proceeds from sales of finance receivables and loans	49,634	56,852
Purchases of operating lease assets	(6,728)	(7,053)
Disposals of operating lease assets	5,597	4,499
Net originations and purchases of mortgage servicing rights	(1,152)	(960)
Net change in notes receivable from General Motors	370	771
Acquisitions of subsidiaries, net of cash acquired	(6)	(150)
Other, net	(970)	(515)

Net cash used in investing activities	(23,575)	(15,651)

Financing activities
Net change in short-term debt	1,755	485
Proceeds from issuance of long-term debt	38,562	12,287
Repayments of long-term debt	(17,567)	(11,224)

Net cash provided by financing activities	22,750	1,548

Effect of exchange rates on cash and cash equivalents	63	1

Net increase (decrease) in cash and cash equivalents	4,249	(6,231)
Cash and cash equivalents at beginning of year	8,103	10,101

Cash and cash equivalents at June 30,	$12,352	$3,870

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

The consolidated financial statements as of June 30, 2003 and for the second quarter and six month periods ended June 30, 2003 and 2002 are unaudited but, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain prior period amounts have been reclassified to conform to the current period presentation.

The interim period consolidated financial statements, including the related notes, are condensed and do not include all disclosures required by generally accepted accounting principles in the United States of America. These interim period consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in GMAC’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the United States Securities and Exchange Commission (SEC) on March 13, 2003.

Recently Issued Accounting Standards

SFAS No. 149 — In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In general, the Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial condition or results of operations.

SFAS No. 150 — In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial condition or results of operations.

FASB Interpretation No. 46 — In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation and disclosure by business enterprises of variable interest entities, representing those entities whose total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties. More specifically, FIN 46 defines variable interest entities as those entities in which the equity investment at risk is not greater than the expected losses of the entity. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity in order to decide whether to consolidate that entity. FIN 46 requires variable interest entities to be consolidated by the primary beneficiary if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 does not impact the consolidation guidance for qualifying special purpose entities (QSPEs), as described in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

FIN 46 became effective July 1, 2003 for GMAC’s interests in variable interest entities in existence on January 31, 2003, and effective February 1, 2003 for variable interest entities created on or after such date. Most of the Company’s variable interests are structured as qualifying special purpose entities and, therefore, are exempt from FIN 46. For GMAC’s interests in variable interest entities, a primary beneficiary analysis was completed during the second quarter to determine whether consolidation of GMAC’s interests in such entities is required effective July 1, 2003 under FIN 46. In the course of performing this analysis, management revised GMAC’s involvement in certain of the entities which impacted the resulting consolidation treatment. Based on the results of this analysis, management has concluded that the adoption of FIN 46 will not have a material impact on the Company’s financial position, operating results, and cash flows. Due to the complexity in interpreting the new guidance and difficulties in its practical application, management continues to assess the impacts of FIN 46 on all of its interests in variable interest entities. The following summarizes the results of GMAC’s primary beneficiary analysis for the types of activities considered by management to most likely be affected by the consolidation and disclosure provisions of FIN 46.

Central Originating Lease Trust (COLT) — In analyzing FIN 46, it was determined that GMAC might have been deemed to be the primary beneficiary of COLT, a limited purpose business trust, and therefore required to consolidate COLT effective July 1, 2003. Through October 2002, COLT purchased vehicles and related consumer leases from GM franchised dealers through the issuance of secured notes, which were sold to GMAC, and through the issuance of third-party equity. In March 2003, GMAC purchased the third-party equity of COLT, resulting in its consolidation. The underlying COLT lease assets (approximately $4 billion at the time of the purchase of the third-party equity by GMAC) are now reflected as operating lease assets of the Company,

Notes to Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

replacing the secured notes that were previously reported as commercial finance receivables and loans. The net impact of consolidating COLT was an increase in the Company’s consolidated total assets of $168 million, representing the third-party equity purchased.

Mortgage warehouse funding — GMAC’s Mortgage operations sell commercial and residential mortgage loans through various structured finance arrangements in order to provide funds for the origination and purchase of future loans. These structured finance arrangements include sales to off-balance sheet warehouse funding entities, including GMAC- and bank-sponsored commercial paper conduits. Transfers of assets from GMAC into each facility are accounted for as sales based on the provisions of SFAS No. 140. Certain of these warehouse funding entities represent variable interest entities under FIN 46. Assets in these facilities approximated $7.0 billion at June 30, 2003. For certain of these entities, management determined that GMAC does not have the majority of the expected losses or returns and, as such, consolidation is not appropriate under FIN 46. However, in other entities GMAC was deemed to be the primary beneficiary, and the activities of these entities were either terminated or GMAC will consolidate these entities pursuant to FIN 46. The consolidation of certain of these entities was a decision driven in part by the Company’s desire to invest in certain asset classes on the balance sheet. Had management not had any interest in investing in such assets, the Company might have restructured the entities to ensure continued off-balance sheet treatment. Based on June 30, 2003 asset levels, the expected impact of consolidating the Company’s interests in these variable interest entities is an increase in assets of $3.6 billion, with a corresponding increase in liabilities.

Collateralized debt obligations (CDOs) — GMAC’s Mortgage operations sponsor, purchase subordinate and equity interests in, and serve as collateral manager for CDOs. Under CDO transactions a trust is established that purchases a portfolio of securities and issues debt and equity certificates, representing interests in the portfolio of assets. In addition to receiving variable compensation for managing the portfolio, the Company sometimes retains equity investments in the CDOs. The majority of the CDOs sponsored by the Company were initially structured or have been restructured (with approval by the senior beneficial interest holders) as qualifying special purpose entities, therefore exempt from FIN 46. For the Company’s remaining CDOs, the results of the primary beneficiary analysis support the conclusion that consolidation is not appropriate under FIN 46, because GMAC does not have the majority of the expected losses or returns.

Guaranteed tax credit funds — The Company’s Mortgage operations sell investments in tax credit funds to unaffiliated investors and guarantee the timely payment of a specified return to those investors. Returns to investors are generated from each fund’s share of low income housing tax credits and tax losses derived from their investments in entities that develop, own, and operate affordable housing properties throughout the United States. Based on an analysis of expected losses and returns, GMAC is the primary beneficiary and will therefore consolidate these tax funds in its financial statements, pursuant to FIN 46. This treatment results from the Company’s guarantee to equity holders of a minimum return on their investment, and from the Company’s participation in any gains in the underlying real estate value, in excess of the guaranteed returns. The aggregate amount of investments in tax credit funds formed prior to February 2003 approximated $528 million at June 30, 2003. Excluded from this total are assets of $203 million related to a tax credit fund created in June 2003, which the Company consolidated upon creation, in accordance with FIN 46.

 2 Mortgage Banking Income

The following table presents the components of mortgage banking income.

	Second Quarter		Six Months

Period ended June 30, (in millions)	2003	2002	2003	2002

Mortgage servicing fees	$346	$335	$681	$658
Amortization and impairment of mortgage servicing rights	(620)	(715)	(1,125)	(1,069)
Net gains on derivatives (a)	279	213	453	201
Gains on investment securities (b)	47	50	93	50

Net loan servicing income (loss)	52	(117)	102	(160)
Gains from sales of loans	554	278	1,196	768
Mortgage processing fees	96	40	158	70
Other	87	103	171	152

Mortgage banking income	$789	$304	$1,627	$830

(a)	Includes SFAS No. 133 hedge ineffectiveness, amounts excluded from the hedge effectiveness calculation, and the change in value of derivatives not qualifying for hedge accounting.

(b)	Includes realized net gains related to investment securities used to manage risk associated with mortgage servicing rights.

Notes to Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

 3 Finance Receivables and Loans

The composition of finance receivables and loans outstanding was as follows.

	June 30, 2003			December 31, 2002

(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Consumer
Retail automotive	$67,749	$13,653	$81,402	$64,317	$13,075	$77,392
Residential mortgages	26,142	85	26,227	15,147	91	15,238

Total consumer	93,891	13,738	107,629	79,464	13,166	92,630
Commercial
Automotive
Wholesale	19,946	7,618	27,564	14,904	6,558	21,462
Leasing and lease financing (a)	1,067	1,015	2,082	5,087	898	5,985
Term loans to dealers and other	4,486	1,166	5,652	4,687	1,067	5,754
Commercial and industrial	8,617	2,640	11,257	7,842	1,619	9,461
Commercial real estate:
Commercial mortgage	611	74	685	526	95	621
Construction	2,160	102	2,262	1,925	38	1,963

Total commercial	36,887	12,615	49,502	34,971	10,275	45,246

Total finance receivables and loans (b)(c)	$130,778	$26,353	$157,131	$114,435	$23,441	$137,876

(a)	Following the March 2003 purchase of the third-party equity of Central Originating Lease Trust (and the resulting consolidation), $4 billion in secured notes that were classified as commercial receivables and loans at December 31, 2002 are now classified as operating leases. Refer to the Recently Issued Accounting Standards section of Note 1 for further discussion.

(b)	Total is net of unearned income of $7,119 and $6,455 at June 30, 2003 and December 31, 2002, respectively.

(c)	As further discussed in Note 5, certain of the Company’s finance receivables and loans serve as collateral under certain financing arrangements.

The following table presents an analysis of the activity in the allowance for credit losses on finance receivables and loans.

	Second Quarter		Six Months

Period ended June 30, (in millions)	2003	2002	2003	2002

Allowance at beginning of period	$3,154	$2,365	$3,059	$2,167
Provision for credit losses	345	527	722	1,033
Charge-offs
Domestic	(345)	(213)	(625)	(418)
Foreign	(35)	(37)	(76)	(64)

Total charge-offs	(380)	(250)	(701)	(482)

Recoveries
Domestic	29	29	54	59
Foreign	5	2	14	9

Total recoveries	34	31	68	68

Net charge-offs	(346)	(219)	(633)	(414)
Other (a)	33	6	38	(107)

Allowance at June 30,	$3,186	$2,679	$3,186	$2,679

(a)	Includes allowances related to the acquisitions of discounted loan portfolios, net of allowances removed upon securitization of the related finance receivables and loans, and the impacts of foreign currency translation.

Notes to Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

 4 Mortgage Servicing Rights

The following table summarizes mortgage servicing rights activity and related amortization.

	Second Quarter		Six Months

Period ended June 30, (in millions)	2003	2002	2003	2002

Balance at beginning of period	$2,680	$5,138	$2,683	$4,840
Originations and purchases, net of sales	691	409	1,152	966
Amortization	(316)	(199)	(581)	(400)
SFAS No. 133 hedge valuation adjustments	(345)	(425)	(296)	(327)
Increase in valuation allowance	(306)	(517)	(554)	(673)

Balance at June 30,	$2,404	$4,406	$2,404	$4,406

The Company has implemented risk management strategies, including the use of actively managed derivatives and a portfolio of investment securities that increase in value as interest rates decline, to protect the value of mortgage servicing rights. As the investment securities are designated as available for sale, unrealized changes in the value of these securities are reflected in accumulated other comprehensive income on the Consolidated Balance Sheet. For further description of mortgage servicing rights and the related risk management strategy, refer to Notes 1 and 10 to the 2002 Annual Report on Form 10-K.

 5 Debt

Debt is presented below and is segregated between domestic and foreign based on the location of the office recording the transaction.

	June 30, 2003			December 31, 2002

(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Short-term debt
Commercial paper	$8,316	$3,963	$12,279	$8,344	$5,049	$13,393
Demand notes	6,999	273	7,272	5,887	231	6,118
Bank loans and overdrafts	4,247	5,741	9,988	2,910	5,299	8,209
Other	9,861	1,225	11,086	9,474	1,013	10,487

Total short-term debt	29,423	11,202	40,625	26,615	11,592	38,207
Long-term debt
Senior indebtedness
Due within one year	28,179	6,381	34,560	22,506	4,833	27,339
Due after one year	116,158	15,318	131,476	100,768	13,657	114,425

Total long-term debt	144,337	21,699	166,036	123,274	18,490	141,764
Fair value adjustment (a)	3,410	170	3,580	2,961	159	3,120

Total debt (b)	$177,170	$33,071	$210,241	$152,850	$30,241	$183,091

(a)	To adjust designated fixed rate debt to fair value in accordance with SFAS No. 133.

(b)	At June 30, 2003, $3,445 of loans held for sale, $23,897 of mortgage loans and $1,256 of trading investment securities were restricted for the repayment of $27,787 of debt. Additionally, $18,153 of finance receivables were restricted for the repayment of $16,809 of debt at June 30, 2003. At December 31, 2002, $2,652 of loans held for sale, $13,011 of mortgage loans and $350 of trading investment securities were restricted for the repayment of $17,198 of debt. Additionally, $8,216 of finance receivables were restricted for the repayment of $7,716 of debt at December 31, 2002. Finally, under repurchase agreements, the Mortgage Group has pledged $1,046 and $2,213 of available for sale investment securities as collateral for approximately the same amount of debt at June 30, 2003 and December 31, 2002, respectively.

Notes to Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

Liquidity facilities

Liquidity facilities represent additional funding sources, if required. The financial institutions providing the uncommitted facilities are not legally obligated to fund those facilities. The following table summarizes the liquidity facilities maintained by the Company.

							Unused
	Committed		Uncommitted		Total liquidity		liquidity
	facilities		facilities		facilities		facilities

	June 30,	Dec 31,	June 30,	Dec 31,	June 30,	Dec 31,	June 30,	Dec 31,
(in billions)	2003	2002	2003	2002	2003	2002	2003	2002

Automotive operations:
Syndicated multi-currency global credit facilities (a)	$8.5	$8.9	$—	$—	$8.5	$8.9	$8.5	$8.9
U.S. asset-backed commercial paper liquidity and receivables facilities for NCAT and MINT (b)	22.6	22.2	—	—	22.6	22.2	22.6	22.2
Other foreign facilities (c)	4.3	4.1	13.3	13.3	17.6	17.4	7.4	9.0
Mortgage operations (d)	—	—	4.5	4.5	4.5	4.5	1.6	2.0

Total facilities	$35.4	$35.2	$17.8	$17.8	$53.2	$53.0	$40.1	$42.1

(a)	The entire $8.5 is available for use by GMAC in the U.S., $0.8 is available for use by GMAC (UK) plc and $0.8 is available for use by GMAC International Finance B.V. in Europe. This facility serves primarily as backup for the Company’s unsecured commercial paper programs.

(b)	New Center Asset Trust (NCAT) and Mortgage Interest Networking Trust (MINT) are non-consolidated limited purpose statutory trusts established to issue asset-backed commercial paper.

(c)	Consists primarily of credit facilities supporting operations in Canada, Europe, Latin America and Asia-Pacific.

(d)	Includes $1.2 secured master note program with a third-party financial institution, guaranteed by GMAC. The borrowing is currently unsecured; however, upon request by the financial institution or any assignee, the Mortgage Group is required to pledge mortgage servicing rights valued at 200% of the outstanding balance as collateral.

In June 2003, GMAC renewed its syndicated multi-currency global credit facilities, including the liquidity facility for NCAT. The syndicated multi-currency global facility includes a $4.35 billion five year facility (expires June 2008) and a $4.15 billion 364-day facility (expires June 2004). The 364-day facility includes a term loan option, which, if exercised by GMAC upon expiration, carries a one-year term. Additionally, a leverage covenant restricts the ratio of consolidated unsecured debt to total stockholder’s equity to no greater than 11:1, under certain conditions. More specifically, the covenant is only applicable on the last day of any fiscal quarter (other than the fiscal quarter during which a change in rating occurs) during such times as the Company has senior unsecured long-term debt outstanding, without third-party enhancement, which is rated BBB+ or less by Standard & Poor’s, or Baa1 or less by Moody’s. GMAC’s leverage covenant ratio was 8.6:1 at June 30, 2003, and was therefore in compliance with this covenant. The leverage covenant calculation, as modified in connection with the renewal, excludes from debt those securitization transactions that are accounted for as on-balance sheet secured financings.

 6 Derivative Instruments and Hedging Activities

In managing the interest rate and foreign exchange exposures of a multinational finance entity, GMAC utilizes a variety of interest rate and currency derivative financial instruments. In accordance with SFAS No. 133, as amended, GMAC records derivative financial instruments on the balance sheet as assets or liabilities, carried at fair value. Changes in fair value are accounted for depending on the use of the derivative financial instrument and whether it qualifies for hedge accounting treatment. Refer to GMAC’s 2002 Annual Report on Form 10-K for a further description of GMAC’s use of and accounting for derivative financial instruments.

The following table presents amounts included in income and related to derivatives designated as fair value hedges.

	Second Quarter		Six Months

Period ended June 30, (in millions)	2003	2002	2003	2002

Fair value hedge ineffectiveness gain (loss) related to hedges of:
Debt obligations	$24	$24	$25	$31
Mortgage servicing rights	167	156	299	108
Other	(2)	10	(3)	32
Net gain on fair value hedges excluded from assessment of effectiveness	$26	$53	$91	$89

GMAC recognized an immaterial amount of hedge ineffectiveness on cash flow hedges for the second quarter and six months ended June 30, 2003 and 2002.

Notes to Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

 7 Segment Information

Financial results for GMAC’s operating segments are summarized below.

Second Quarter ended June 30,	North American	International			Eliminations/
(in millions)	Operations (a)	Operations (a)	Mortgage	Insurance	Reclassifications	Consolidated

2003
Net financing revenue before provision for credit losses	$749	$255	$507	$—	$126	$1,637
Provision for credit losses	(229)	(52)	(64)	—	—	(345)
Other revenue	496	243	1,014	788	(129)	2,412

Total net revenue	1,016	446	1,457	788	(3)	3,704
Noninterest expense	474	338	811	754	(3)	2,374

Income before income tax expense	542	108	646	34	—	1,330
Income tax expense	213	41	231	11	—	496

Net income	$329	$67	$415	$23	$—	$834

Total assets	$185,606	$23,140	$67,935	$9,636	$(27,749)	$258,568

2002
Net financing revenue before provision for credit losses	$740	$229	$232	$—	$147	$1,348
Provision for credit losses	(428)	(37)	(62)	—	—	(527)
Other revenue	635	165	535	760	(151)	1,944

Total net revenue	947	357	705	760	(4)	2,765
Noninterest expense	485	263	614	722	(4)	2,080

Income before income tax expense	462	94	91	38	—	685
Income tax expense	176	33	33	12	—	254

Net income	$286	$61	$58	$26	$—	$431

Total assets	$159,706	$19,019	$38,314	$8,030	$(25,227)	$199,842

	North American	International			Eliminations/
Six months ended June 30, (in millions)	Operations (a)	Operations (a)	Mortgage	Insurance	Reclassifications	Consolidated

2003
Net financing revenue before provision for credit losses	$1,370	$504	$886	$—	$265	$3,025
Provision for credit losses	(487)	(98)	(137)	—	—	(722)
Other revenue	1,014	498	2,042	1,563	(272)	4,845

Total net revenue	1,897	904	2,791	1,563	(7)	7,148
Noninterest expense	956	696	1,545	1,491	(7)	4,681

Income before income tax expense	941	208	1,246	72	—	2,467
Income tax expense	369	82	460	23	—	934

Net income	$572	$126	$786	$49	$—	$1,533

2002
Net financing revenue before provision for credit losses	$1,415	$444	$418	$—	$319	$2,596
Provision for credit losses	(887)	(65)	(81)	—	—	(1,033)
Other revenue	1,225	339	1,197	1,421	(332)	3,850

Total net revenue	1,753	718	1,534	1,421	(13)	5,413
Noninterest expense	956	537	1,193	1,331	(13)	4,004

Income before income tax expense	797	181	341	90	—	1,409
Income tax expense	303	73	135	28	—	539

Net income	$494	$108	$206	$62	$—	$870

(a)	North American Operations consists of automotive financing in the U.S. and Canada as well as commercial financing operations. International Operations consists of automotive financing and full service leasing in all other countries and Puerto Rico.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

 Overview

GMAC is a leading global financial services firm with over $250 billion of assets and operations in 41 countries. Founded in 1919 as a wholly-owned subsidiary of General Motors, GMAC was established to provide GM dealers with the automotive financing necessary for the dealers to acquire and maintain vehicle inventories and to provide retail customers means by which to finance vehicle purchases through GM dealers. GMAC products and services have expanded beyond automotive financing, and GMAC currently operates in three primary business segments — Financing, Mortgage and Insurance. Refer to GMAC’s Annual Report on Form 10-K for the year ended December 31, 2002 for a more complete description of the Company’s business segments, along with the products and services offered and the market competition.

Net income for GMAC’s business segments is summarized as follows.

	Second Quarter		Six Months

Period ended June 30, ($ in millions)	2003	2002	2003	2002

Financing (a)	$396	$347	$698	$602
Mortgage	415	58	786	206
Insurance	23	26	49	62

Net income	$834	$431	$1,533	$870

Return on average equity (annualized)	17.4%	10.3%	16.4%	10.5%

(a)	Includes North America and International business segments, separately identified in Note 7 to the Consolidated Financial Statements.

GMAC recorded its highest quarterly earnings ever in the second quarter of 2003, in large part due to record results in Mortgage operations. Consolidated net income of $834 million was up $403 million from the $431 million earned in the same quarter of 2002.

For the quarter, net income from Financing operations totaled $396 million, up $49 million from the $347 million earned in the prior year quarter. The increase reflects lower credit loss provisions, which more than offset the unfavorable impact of lower net interest margins and continued weakness in lease termination values.

Mortgage operations achieved a record quarter with earnings of $415 million, reflecting exceptionally strong origination volume in the residential sector and continued strong results at the commercial mortgage operations. Earnings were up $357 million compared to the second quarter last year, when results were negatively impacted by considerably higher write-downs of mortgage servicing rights (MSR), net of MSR risk management activities.

Insurance operations generated net income of $23 million in the second quarter of 2003, down $3 million from the same period in 2002. While underwriting income increased, earnings were adversely affected by a write-down of certain investment securities that had not sufficiently recovered in value during the recent strengthening in equity markets.

 Financing Operations

GMAC’s Financing operations offer a wide range of financial services and products (directly and indirectly) to retail automotive consumers, automotive dealerships and other commercial businesses. These products and services include the purchase of installment sales contracts and leases, the extension of term loans, dealer floorplan financing (wholesale) and other lines of credit, and the factoring of receivables. Refer to pages 10-17 of the Company’s 2002 Annual Report on Form 10-K for further discussion of the business profile of GMAC’s Financing operations.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The following table summarizes the operating results of the Company’s Financing operations for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other operating segments.

	Second Quarter				Six Months

Period ended June 30, ($ in millions)	2003	2002	Change	%	2003	2002	Change	%

Revenue
Consumer	$1,649	$1,540	$109	7	$3,292	$3,064	$228	7
Commercial	396	419	(23)	(5)	776	821	(45)	(5)
Operating leases, net of depreciation	522	539	(17)	(3)	948	1,095	(147)	(13)

Total financing revenue	2,567	2,498	69	3	5,016	4,980	36	1
Interest and discount expense	(1,563)	(1,529)	(34)	(2)	(3,142)	(3,121)	(21)	(1)
Provision for credit losses	(281)	(465)	184	40	(585)	(952)	367	39

Net financing revenue	723	504	219	43	1,289	907	382	42
Other income	739	800	(61)	(8)	1,512	1,564	(52)	(3)
Noninterest expense	(812)	(748)	(64)	(9)	(1,652)	(1,493)	(159)	(11)
Income tax expense	(254)	(209)	(45)	(22)	(451)	(376)	(75)	(20)

Net income	$396	$347	$49	14	$698	$602	$96	16

Reflecting higher asset levels and lower loss provisions, net income at GMAC’s Financing operations increased 14% and 16% for the second quarter and first six months of 2003, respectively.

Despite lower market interest rates, total financing revenue increased due to asset growth in both the consumer and commercial loan portfolios. The consumer growth came from GM’s continued use of special rate financing incentives on retail contracts. The commercial portfolio grew due to increased wholesale finance receivables caused by higher dealer inventory levels. Negatively impacting financing revenue was deterioration in the remarketing performance of off-lease vehicles, caused by a softer used vehicle market. Prices in the used vehicle market have been negatively impacted by an excess supply of off-lease vehicles and intense price pressure in the new vehicle market. The gain on disposal of operating leases terminated in the United States (which is reflected as a component of operating lease depreciation) decreased from $416 per vehicle in the first six months of 2002 to $50 per vehicle for the same period in 2003.

Weakness in the automotive sector of the corporate bond market and concerns on the financial outlook of GM has negatively impacted the Company’s borrowing spreads. This rise in borrowing spreads has reduced GMAC’s net interest margins despite the general decrease in market rates. Refer to the Funding and Liquidity section of this MD&A for further discussion.

The provision for credit losses decreased by $184 million and $367 million for the second quarter and six months ended 2003, respectively. The decrease primarily reflects unusually high loss provisions recorded in 2002 in the Company’s non-automotive dealer portion of the commercial portfolio. In contrast, higher loss provisions have been recognized in 2003 on the international consumer portfolio. Refer to the Credit Quality section of this MD&A for further discussion of the credit performance of the Company’s financing portfolio.

Additional items impacting 2003 operating results as compared to 2002 include the expansion of the international full service leasing business into new markets, increasing related revenues (which are reflected in other income) and maintenance costs (which are reflected in noninterest expense). In addition, unfavorable market adjustments on interest rate swaps used to facilitate securitization transactions (which do not receive hedge accounting treatment), reduced other income in 2003. A decrease in interest rates and outstanding balances reduced income on loans made to GM and GMAC affiliates. Finally, higher pension and postretirement allocations from GM increased 2003 compensation expense.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Financing Volume

The following table summarizes GMAC’s new vehicle consumer financing volume, the related share of GM retail sales, and GMAC’s wholesale financing of new vehicles and related share of GM sales to dealers.

	Second Quarter				Six Months

			Share of				Share of
	GMAC volume		GM sales		GMAC volume		GM sales

Period ended June 30, (units in thousands)	2003	2002	2003	2002	2003	2002	2003	2002

New vehicle consumer financing
GM vehicles
North America
Retail contracts	404	297	37%	27%	707	728	36%	34%
Leases	107	196	10%	17%	251	312	13%	14%

Total North America	511	493	47%	44%	958	1,040	49%	48%
International (retail contracts and leases)	106	114	34%	34%	223	221	36%	34%

Total GM vehicles	617	607	44%	42%	1,181	1,261	46%	45%

Non-GM vehicles	17	20			34	38

Total consumer automotive financing volume	634	627			1,215	1,299

Wholesale financing of new vehicles
GM vehicles
North America	1,085	1,146	79%	77%	2,168	2,130	79%	76%
International	492	484	97%	94%	948	953	96%	94%

Total GM vehicles	1,577	1,630	84%	81%	3,116	3,083	83%	81%

Non-GM vehicles	47	54			97	98

Total wholesale volume	1,624	1,684			3,213	3,181

GMAC’s penetration of GM volume remained consistent with the historically high levels experienced in 2002, with a continued emphasis on retail contracts. The high penetration levels and the focus on retail contracts is due to GM’s aggressive use of low rate financing incentives to market its vehicles. Wholesale financing volume was consistent with the level of GM’s wholesale sales to dealers, as GMAC continued to be the primary funding source for GM dealer inventories.

Credit Quality

Credit quality information on the Company’s consumer automotive retail and commercial receivables portfolios is presented in this section. The following table summarizes the applicable allowance for credit losses as a percentage of total on-balance sheet finance receivables and loans.

	June 30,	December 31,
($ in millions)	2003	2002

Allowance for credit losses
Consumer	$2,289	$2,160
	2.81%	2.79%
Commercial	$531	$567
	1.25%	1.44%

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Consumer

	Average
	retail	Credit losses,		Annualized net
	contracts (a)	net of recoveries		credit loss rate

Second Quarter ended June 30, ($ in millions)	2003	2003	2002	2003	2002

North America	$83,712	$216	$167	1.03%	0.91%
International	10,474	25	16	0.95%	0.78%

Total managed (b)	94,186	241	183	1.02%	0.89%
Securitized amounts (c)	(13,497)	(11)	(14)	0.33%	0.43%

Total on-balance sheet	$80,689	$230	$169	1.14%	0.98%

	Average
	retail	Credit losses,		Annualized net
	contracts (a)	net of recoveries		credit loss rate

Six months ended June 30, ($ in millions)	2003	2003	2002	2003	2002

North America	$83,582	$452	$348	1.08%	0.96%
International	10,173	49	27	0.96%	0.68%

Total managed (b)	93,755	501	375	1.07%	0.93%
Securitized amounts (c)	(14,186)	(32)	(29)	0.45%	0.45%

Total on-balance sheet	$79,569	$469	$346	1.18%	1.02%

	Percent of retail contracts
	30 days or more past due

Period ended	June 30,	Dec 31,	June 30,
($ in millions)	2003	2002	2002

North America	1.93%	2.00%	1.94%
International	3.49%	3.54%	3.74%
Total managed (b)	2.25%	2.32%	2.32%

(a)	Consistent with the presentation in the Consolidated Balance Sheet, retail contracts presented in the table represent the principal balance of the finance receivable discounted for the unearned rate support received from General Motors.

(b)	Managed includes both retail contracts held on-balance sheet for investment and retail contracts securitized and sold that the Company continues to service.

(c)	Includes only securitization transactions that meet the sales accounting criteria of SFAS No. 140.

Consumer credit losses as a percentage of receivables increased in 2003 despite stable delinquency trends. The increase in consumer losses in the North American portfolio is primarily caused by an increase in loss severity. Softer prices in the used vehicle market have resulted in an increase in the loss per occurrence GMAC is realizing upon repossession and disposal of an underlying vehicle. The average loss incurred per contract in the United States has increased in the second quarter of 2003 to $8,186 from $7,411 in the comparable period of 2002. The increased losses in the International portfolio are the result of weakened economic conditions in certain countries.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Commercial

	Total loans	Impaired loans (a)

	June 30,	June 30,	Dec 31,	June 30,
($ in millions)	2003	2003	2002	2002

Wholesale	$44,986	$306	$278	$291
		0.68%	0.72%	0.79%
Other commercial financing	15,052	692	731	806
		4.60%	4.06%	4.03%

Total managed (b)	60,038	998	1,009	1,097
Securitized amounts	(17,423)	—	—	—

Total on-balance sheet	$42,615	$998	$1,009	$1,097
		2.34%	2.56%	2.69%

	Average	Credit losses,		Annualized net
	loans	net of recoveries		credit loss rate

Second Quarter ended June 30, ($ in millions)	2003	2003	2002	2003	2002

Wholesale	$44,613	$—	$—	—%	—%
Other commercial financing	14,625	75	34	2.04%	0.67%

Total managed (b)	59,238	75	34	0.50%	0.25%
Securitized amounts	(17,721)	—	—	—%	—%

Total on-balance sheet	$41,517	$75	$34	0.72%	0.35%

	Average	Credit losses,		Annualized net
	loans	net of recoveries		credit loss rate

Six months ended June 30, ($ in millions)	2003	2003	2002	2003	2002

Wholesale	$42,466	$—	$1	—%	—%
Other commercial financing	15,971	76	46	0.95%	0.45%

Total managed (b)	58,437	76	47	0.26%	0.17%
Securitized amounts	(17,596)	—	—	—	—

Total on-balance sheet	$40,841	$76	$47	0.37%	0.25%

(a)	Includes loans where it is probable that the Company will be unable to collect all amounts due according to the terms of the loan.

(b)	Managed includes loans held on-balance sheet for investment and loans securitized and sold that the Company continues to service.

Credit losses in the commercial portfolio increased in the second quarter as certain loans in the Company’s non-automotive dealer loan portfolio that had previously been reserved were charged-off. There has not been a significant deterioration in credit quality of the commercial portfolio, as evidenced by the consistency in the level of impaired loans relative to the entire portfolio.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

 Mortgage Operations

GMAC’s Mortgage operations involve the origination, purchase, servicing, and securitization of consumer (i.e., residential) and commercial mortgage loans and mortgage related products. Typically, mortgage loans are originated and sold to investors in the secondary market. Refer to pages 17-22 of the Company’s 2002 Annual Report on Form 10-K for further discussion of the business profile of GMAC’s Mortgage operations.

The following table summarizes the operating results of the Mortgage operations for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other operating segments.

	Second Quarter				Six Months

Period ended June 30, ($ in millions)	2003	2002	Change	%	2003	2002	Change	%

Revenue
Total financing revenue	$893	$454	$439	97	$1,606	$871	$735	84
Interest and discount expense	(386)	(222)	(164)	(74)	(720)	(453)	(267)	59
Provision for credit losses	(64)	(62)	(2)	(3)	(137)	(81)	(56)	69

Net financing revenue	443	170	273	161	749	337	412	122
Mortgage servicing fees	347	335	12	4	683	660	23	3
MSR amortization and impairment	(620)	(714)	94	13	(1,125)	(1,069)	(56)	5
MSR risk management activities	326	263	63	24	546	251	295	118
Gains on sale of loans	554	278	276	99	1,196	768	428	56
Other income	407	373	34	9	742	587	155	26
Noninterest expense	(811)	(614)	(197)	(32)	(1,545)	(1,193)	(352)	(30)
Income tax expense	(231)	(33)	(198)	(600)	(460)	(135)	(325)	(241)

Net Income	$415	$58	$357	616	$786	$206	$580	282

Interest rates, including those on originated 15- and 30- year mortgages, continued to decline during much of the three-month period ended June 30, 2003, sustaining the mortgage refinancing boom that began in 2001. As a result, loan production at the Mortgage Group increased to a record $55.5 billion for the second quarter 2003, 62% higher than the same period in 2002 and 20% higher than the three months ended March 31, 2003. Improved pricing margins enabled by strong demand, coupled with record volume, resulted in significant year-over-year increases in gains on sales of loans for both the second quarter and six months ended June 30, 2003.

Net financing revenue, including provision for credit losses, also increased significantly year-over-year, reflecting continued growth in the balance of mortgage loans held as collateral for secured financings, which increased from $6.3 billion at June 30, 2002 to $24.8 billion at June 30, 2003. Also contributing to the increase were higher average inventories of loans held for sale.

Other income improved for the six months ended June 30, 2003, compared to the same period in 2002, primarily due to higher than usual valuation adjustments on residual interest asset- and mortgage-backed securities in 2002 and increase loan origination fees accompanying increased production volume in 2003. Noninterest expense also grew compared to the same period in 2002, reflecting increased compensation, technology and loan processing costs, all corresponding to business growth.

While positive for loan production volumes, the low interest rate environment and resulting loan refinancing activity continued to adversely impact the value of the Company’s mortgage servicing rights (MSR). Reflecting increased actual and expected loan prepayments, the net MSR balance declined from $2.7 billion at March 31, 2003 to $2.4 billion at June 30, 2003. Amortization and impairment of mortgage servicing rights decreased for the second quarter of 2003 compared to the prior year, reflecting the adverse impact from implementing an updated prepayment model in the comparable period of 2002. For the six month period ended June 30, 2003, this year-over-year decline was more than offset by increased impairment recognized during the first three months of 2003 compared to the same period in 2002.

Results from risk management activities for mortgage servicing rights improved for the six months ended June 30, 2003, compared to the same period in 2002, reflecting the ongoing impact of a modified hedging strategy implemented in the second quarter 2002. Refer to Note 4 to the Consolidated Financial Statements for further discussion.

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

	Second Quarter				Six Months

Period ended June 30, ($ in millions)	2003	2002	Change	%	2003	2002	Change	%

Revenue
Insurance premiums and service revenue earned	$719	$675	$44	6	$1,451	$1,270	$181	14
Investment income	56	61	(5)	(8)	114	113	1	1
Other income	17	30	(13)	(43)	6	50	(44)	(88)

Total revenue	792	766	26	3	1,571	1,433	138	10
Insurance losses and loss adjustment expenses	(600)	(568)	(32)	(6)	(1,134)	(1,009)	(125)	(12)
Acquisition and underwriting expense	(140)	(141)	1	(1)	(328)	(295)	(33)	(11)
Premium tax and other expense	(18)	(19)	1	(5)	(37)	(39)	2	5

Income before income taxes	34	38	(4)	(11)	72	90	(18)	(20)
Income tax expense	(11)	(12)	1	(8)	(23)	(28)	5	18

Net income	$23	$26	$(3)	(12)	$49	$62	$(13)	(21)

Net income from Insurance operations totaled $23 million and $49 million for the second quarter and six-month periods ended June 30, 2003, respectively, compared to $26 million and $62 million for the same periods in 2002. The decreases were attributed mainly to net capital losses incurred during 2003, which included the write down of certain investment securities.

Total revenue at GMAC Insurance and its subsidiaries was $792 million and $1,571 million for the second quarter and six months ended June 30, 2003, respectively, compared to $766 million and $1,433 million for the same periods in 2002. The increases over 2002 were due primarily to a combination of higher rates and policy volume for automotive extended service contract and personal vehicle insurance businesses.

The reductions in other income were attributable principally to net capital losses of $12 million and $53 million for the second quarter and six months ended June 30, 2003, respectively. Included in these capital losses were net losses realized from sales of securities of $13 million for the first six months of 2003 as compared to net gains of $20 million realized for the same period in 2002. Despite recent strengthening in the equity markets, the Company recognized other than temporary impairment in the investment portfolio of $17 million and $41 million for the second quarter and six-months ended June 30, 2003, respectively. Management performed analyses of individual securities and concluded that those for which recovery to cost was not foreseeable were other than temporarily impaired. The carrying values of these securities were adjusted to market value, with the resulting loss recognized in earnings.

Total expenses amounted to $758 million and $1,499 million for the second quarter and six months ended June 30, 2003, respectively, compared to $728 and $1,343 million for the same periods in 2002. The increases in 2003 were primarily attributable to insurance losses and loss adjustment expenses and acquisition expenses. These components of expenses increased commensurately with increases in premiums and service revenue earned.

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

Management’s Discussion and Analysis
General Motors Acceptance Corporation

 Funding and Liquidity

Funding Sources and Strategy

GMAC’s liquidity, as well as its ongoing profitability, in large part depends upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. The Company’s strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base. As an important part of its overall funding and liquidity strategy, the Company maintains substantial credit facilities aggregating $53 billion, which provide “back-up” liquidity and represent additional funding sources, if required. As further discussed in Note 5 to the Consolidated Financial Statements, the Company renewed certain of these facilities in June 2003. The Funding and Liquidity section in the Company’s 2002 Annual Report on Form 10-K provides a further discussion of GMAC’s funding strategy and sources.

The following table summarizes GMAC’s funding sources for the periods indicated.

	Outstanding

	June 30,	December 31,
($ in millions)	2003	2002

Commercial paper	$12,279	$13,393
Institutional term debt	96,329	95,336
Retail debt programs	31,487	27,368
Secured financings	39,697	20,296
Bank loans, master notes and other	26,869	23,578

Total debt (a)	206,661	179,971
Off-balance sheet securitizations (b)	29,555	31,744

Total funding	$236,216	$211,715

Leverage covenant ratio	8.6:1	(c)

(a)	Excludes fair value adjustment as described in Note 5 to the Consolidated Financial Statements.

(b)	Represents net funding on securitizations of automotive finance receivables accounted for as sales under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as further described in Note 8 in the Company’s 2002 Annual Report on Form 10-K. For the purposes of this analysis, securitizations of mortgage loans are excluded.

(c)	As described in Note 5 to the Consolidated Financial Statements, the Company’s liquidity facilities contain a leverage covenant ratio of 11:1 which, beginning June 2003, excludes from debt, securitization transactions that are accounted for on-balance sheet as secured financings (as summarized in the foregoing table). GMAC’s debt to equity ratio was 10.7:1 and 10.3:1, respectively, as of June 30, 2003 and December 31, 2002, as determined by generally accepted accounting principles in the United States of America, which was the former basis for the leverage covenant ratio.

The Company’s worldwide borrowing costs (including the effects of derivatives) for the second quarter and six months ended June 30, 2003 averaged 3.73% and 3.75%, respectively, as compared to 4.33% and 4.40% for the same periods in 2002. The reduction in borrowing costs is reflective of the overall decrease in market interest rates over the past year. However, the Company is experiencing historically high unsecured borrowing spreads due to volatility in the capital markets, combined with weakness in the automotive sector of the corporate bond markets and concerns regarding the financial outlook of GM related to its overall market position in the automotive industry and its burdensome pension and retiree health care obligations. In response to this challenging environment, the Company’s funding efforts continue to utilize securitization and retail debt programs, in addition to unsecured debt sources. In an effort to further diversify its funding and liquidity sources, in June 2003 the Company sold a portfolio of retail receivables, approximating $2 billion, to a financial institution. In this portfolio loan sale, GMAC did not retain any interest in the underlying receivables, and transferred the credit risk to the purchaser. Management expects to continue to use diverse funding sources to maintain its financial flexibility and expects that access to the capital markets will be sufficient to meet the Company’s funding needs.

Credit Ratings

Substantially all of the Company’s debt has been rated by nationally recognized statistical rating organizations. As of August 8, 2003, all GMAC ratings were within the investment grade category. Concerns over the competitive and financial strength of GM, including how it will fund its pension and retiree health care liabilities, resulted in the Company experiencing a series of negative rating actions during the second quarter of 2003, as summarized in the following table.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

	Senior	Commercial
Rating Agency	Debt	Paper	Outlook

Fitch (a)	BBB+	F-2	Negative
Moody’s (b)	A3	Prime-2	Negative
S&P (c)	BBB	A-2	Negative
DBRS (d)	A (low)	R-1 (low)	Stable

(a)	On June 19, 2003 Fitch downgraded the senior unsecured debt of GMAC to BBB+ from A- and affirmed its F-2 rating on commercial paper, and maintained an outlook of negative.

(b)	On June 13, 2003, Moody’s lowered the Company’s long-term rating to A3 from A2 and the commercial paper rating to Prime-2 from Prime-1, and maintained an outlook of negative.

(c)	On April 10, 2003, Standard & Poor’s lowered GMAC’s outlook to negative from stable.

(d)	On April 22, 2003, DBRS downgraded GMAC’s senior debt from A to A (low), confirmed the commercial paper rating at R-1 (low), and improved the outlook from negative to stable.

 Off-balance Sheet Activities

The Company uses off-balance sheet entities as part of its operating and funding activities. For further discussion of GMAC’s use of off-balance sheet entities, refer to the Off-balance Sheet Activities section of Management’s Discussion and Analysis in GMAC’s 2002 Annual Report on Form 10-K. As further discussed in Note 1 to the Consolidated Financial Statements and in the Accounting and Reporting Developments section below, amounts represented as off-balance sheet could be impacted by FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The following table summarizes assets carried in these entities.

	June 30,	December 31,
(in billions)	2003	2002

Securitization (a)
Retail finance receivables	$13.4	$16.2
Wholesale loans	17.4	17.4
Mortgage loans	83.1	90.4

Total securitization	113.9	124.0
Other off-balance sheet activities
Mortgage warehouse	12.1	13.5
Other mortgage	11.2	8.2

Total off-balance sheet activities	$137.2	$145.7

(a)	Represents securitizations of automotive finance receivables and mortgage loans accounted for as sales under SFAS No. 140, as further described in Note 8 in the Company’s 2002 Annual Report on Form 10-K.

 Accounting and Reporting Developments

SFAS No. 149 — In April 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In general, the Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial condition or results of operations.

SFAS No. 150 — In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial condition or results of operations.

FASB Interpretation No. 46 — In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation and disclosure by business enterprises of variable interest entities, representing those entities whose total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties. More specifically, FIN 46 defines variable interest entities as those entities in which the equity investment at risk is not greater than the expected losses of the entity. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity in

Management’s Discussion and Analysis
General Motors Acceptance Corporation

order to decide whether to consolidate that entity. FIN 46 requires variable interest entities to be consolidated by the primary beneficiary if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 does not impact the consolidation guidance for qualifying special purpose entities (QSPEs), as described in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

FIN 46 became effective July 1, 2003 for GMAC’s interests in variable interest entities in existence on January 31, 2003, and effective February 1, 2003 for variable interest entities created on or after such date. Most of the Company’s variable interests are structured as qualifying special purpose entities and, therefore, are exempt from FIN 46. For GMAC’s interests in variable interest entities, a primary beneficiary analysis was completed during the second quarter to determine whether consolidation of GMAC’s interests in such entities is required effective July 1, 2003 under FIN 46. In the course of performing this analysis, management revised GMAC’s involvement in certain of the entities which impacted the resulting consolidation treatment. Based on the results of this analysis, management has concluded that the adoption of FIN 46 will not have a material impact on the Company’s financial position, operating results, and cash flows. Due to the complexity in interpreting the new guidance and difficulties in its practical application, management continues to assess the impacts of FIN 46 on all of its interests in variable interest entities. The following summarizes the results of GMAC’s primary beneficiary analysis for the types of activities considered by management to most likely be affected by the consolidation and disclosure provisions of FIN 46.

Central Originating Lease Trust (COLT) — In analyzing FIN 46, it was determined that GMAC might have been deemed to be the primary beneficiary of COLT, a limited purpose business trust, and therefore required to consolidate COLT effective July 1, 2003. Through October 2002, COLT purchased vehicles and related consumer leases from GM franchised dealers through the issuance of secured notes, which were sold to GMAC, and through the issuance of third-party equity. In March 2003, GMAC purchased the third-party equity of COLT, resulting in its consolidation. The underlying COLT lease assets (approximately $4 billion at the time of the purchase of the third-party equity by GMAC) are now reflected as operating lease assets of the Company, replacing the secured notes that were previously reported as commercial finance receivables and loans. The net impact of consolidating COLT was an increase in the Company’s consolidated total assets by $168 million, representing the third-party equity purchased.

Mortgage warehouse funding — GMAC’s Mortgage operations sell commercial and residential mortgage loans through various structured finance arrangements in order to provide funds for the origination and purchase of future loans. These structured finance arrangements include sales to off-balance sheet warehouse funding entities, including GMAC- and bank-sponsored commercial paper conduits. Transfers of assets from GMAC into each facility are accounted for as sales based on the provisions of SFAS No. 140. Certain of these warehouse funding entities may be considered variable interest entities under FIN 46. Assets in these facilities approximated $7.0 billion at June 30, 2003. For certain of these entities, management determined that GMAC does not have the majority of the expected losses or returns and, as such, consolidation is not appropriate under FIN 46. However, in other entities GMAC was deemed to be the primary beneficiary, and the activities of these entities were either terminated or GMAC will consolidate these entities pursuant to FIN 46. The consolidation of certain of these entities was a decision driven in part by the Company’s desire to invest in certain asset classes on the balance sheet. Had management not had any interest in investing in such assets, the Company might have restructured the entities to ensure continued off-balance sheet treatment. Based on June 30, 2003 asset levels, the expected impact of consolidating the Company’s interests in these variable interest entities is an increase in assets of $3.6 billion, with a corresponding increase in liabilities.

Collateralized debt obligations (CDOs) — GMAC’s Mortgage operations sponsor, purchase subordinate and equity interests in, and serve as collateral manager for CDOs. Under CDO transactions a trust is established that purchases a portfolio of securities and issues debt and equity certificates, representing interests in the portfolio of assets. In addition to receiving variable compensation for managing the portfolio, the Company sometimes retains equity investments in the CDOs. The majority of the CDOs sponsored by the Company were initially structured or have been restructured (with approval by the senior beneficial interest holders) as qualifying special purpose entities, therefore exempt from FIN 46. For the Company’s remaining CDOs, the results of the primary beneficiary analysis support the conclusion that consolidation is not appropriate under FIN 46 because GMAC does not have the majority of the expected losses or returns.

Guaranteed tax credit funds — The Company’s Mortgage operations sell investments in tax credit funds to unaffiliated investors and guarantee the timely payment of a specified return to those investors. Returns to investors are generated from each fund’s share of low income housing tax credits and tax losses derived from their investments in entities that develop, own, and operate affordable housing properties throughout the United States. Based on an analysis of expected losses and returns, GMAC is the primary beneficiary and will therefore consolidate these tax funds in its financial statements, pursuant to FIN 46. This outcome results from the Company’s guarantee to equity holders a minimum return on their investment and the Company’s participation in any gains on the underlying real estate value, in excess of the guaranteed returns. The aggregate amount of investments in tax credit funds formed prior to February 2003 approximated $528 million at June 30, 2003. Excluded from this total are assets of $203 million related to a tax credit fund created in June 2003, which the Company consolidated upon creation, in accordance with FIN 46.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

 Consolidated Operating Results

The following section provides a discussion of GMAC’s consolidated results of operations as displayed in the Consolidated Statement of Income. The individual business segment sections of this MD&A provide a further discussion of the operating results.

Revenues

Total financing revenue increased by $508 million and $771 million, respectively, in the second quarter and six months ended June 30, 2003. The primary reason for the increase was growth in the consumer automotive portfolio from GM-sponsored special rate financing programs and the increased use of secured financing structures in the Mortgage operations. Higher levels of mortgage loans held for sale also favorably impacted income. Total financing revenue was adversely affected by a reduction in net operating lease revenue attributable to a continued decrease in the Company’s average operating lease portfolio, combined with lower proceeds on vehicles from terminated leases.

Commensurate with the increase in debt to fund the growth in assets, interest and discount expense increased by $219 million and $342 million for the second quarter and six months ended June 30, 2003, respectively. The provision for credit losses decreased $182 million and $311 million in the second quarter and six months ended June 30, 2002, respectively. Lower loss provisions (primarily in the commercial financing portfolio) more than offset the increase in the provision caused by the growth in assets. A combination of volume and rate increases in the Company’s Insurance operations resulted in an increase in insurance premiums and service revenue earned in 2003, as compared to 2002.

Mortgage banking income increased significantly in 2003 (by $485 million and $797 million, respectively, for the second quarter and six months ended June 30, 2003). Increased loan production and higher pricing margins generated an increase in gains from the sale of mortgage loans. While prepayment activity negatively impacted mortgage servicing rights, this was more than offset by improved results from risk management activities on the mortgage servicing rights asset.

Investment income was primarily affected by an increase in recognized losses in the Insurance operation’s investment portfolio. Despite recent strengthening in the equity markets in 2003, GMAC recognized both net capital losses on securities sold as well as impairment charges on securities in the portfolio.

Expenses

Compensation and benefits expense increased by $103 million and $238 million, respectively, for the second quarter and six months ended June 30, 2003. The primary reason for the increase in compensation and benefits expense was higher employee costs at the Company’s Mortgage operations, consistent with the increased production levels. The increase in insurance losses and loss adjustment expenses was largely due to higher written premium and service revenue volumes.

Other operating expense increased $159 million and $314 million, respectively, for the second quarter and six months ended June 30, 2003. Contributing to the increase were higher expenses associated with the international automotive full service leasing business, as this business continues to expand geographically. In addition, other operating expenses were negatively impacted by operating costs associated with the increased loan production in the Company’s Mortgage operations. The Company’s effective tax rate was 37.3% and 37.9% for the second quarter and six months ended June 30, 2003, which was consistent with the comparable periods in 2002.

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

Controls and Procedures
General Motors Acceptance Corporation

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, GMAC’s President and GMAC’s Chief Financial Officer evaluated, with the participation of GMAC’s management, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, GMAC’s President and GMAC’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Other Information
General Motors Acceptance Corporation

 Legal Proceedings

The Company did not become a party to any material pending legal proceedings during the six-month period ended June 30, 2003, or during the period from June 30, 2003 to the filing date of this report.

 Exhibits and Reports on Form 8-K

(a)	Exhibits – The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report and such Index is incorporated herein by reference.

(b)	Reports on Form 8-K – The Company filed the following Current Reports on Form 8-K during the second quarter:

•	On April 10, 2003, under Item 5, Other Events, relating to credit rating agency actions by Standard & Poor’s occurring on April 9, 2003.

•	On April 15, 2003, under Item 9, Regulation FD Disclosure, summarizing financial results for the quarter ended March 31, 2003.

•	On April 23, 2003, under Item 5, Other Events, relating to credit rating agency actions by Dominion Bond Rating Service occurring on April 22, 2003.

•	On June 13, 2003, under Item 5, Other Events, relating to credit rating agency actions by Moody’s Investor’s Service, Inc. occurring on June 13, 2003.

•	On June 19, 2003, under Item 5, Other Events, relating to the Company’s renewal of its syndicated credit facilities.

•	On June 19, 2003, under Item 5, Other Events, relating to credit rating agency actions by Fitch, Inc. occurring on June 19, 2003.

No other reports on Form 8-K were filed during the second quarter; however,

•	On July 17, 2003, under Item 9, Regulation FD Disclosure, the Company filed a Current Report on Form 8-K summarizing financial results for the quarter ended June 30, 2003.

Signatures
General Motors Acceptance Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 8th day of August, 2003.

General Motors Acceptance Corporation
(Registrant)

/s/ WILLIAM F. MUIR

William F. Muir
Executive Vice President and
Chief Financial Officer

/s/ LINDA K. ZUKAUCKAS

Linda K. Zukauckas
Controller and Principal Accounting Officer

Index of Exhibits
General Motors Acceptance Corporation

Exhibit	Description	Method of Filing

3.1	Certificate of Incorporation of GMAC Financial Services Corporation dated February 20, 1997	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-3754); incorporated herein by reference.

3.2	Certificate of Merger of GMAC and GMAC Financial Services Corporation dated December 17, 1997	Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-3754); incorporated herein by reference.

3.3	By-Laws of General Motors Acceptance Corporation as amended through March 17, 2003	Filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 1-3754); incorporated herein by reference.

4.1	Form of Indenture dated as of July 1, 1982 between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115; incorporated herein by reference.

4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653; incorporated herein by reference.

4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236; incorporated herein by reference.

4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183; incorporated herein by reference.

4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705; incorporated herein by reference.

4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463; incorporated herein by reference.

4.2	Form of Indenture dated as of September 24, 1996 between the Company and The Chase Manhattan Bank, Trustee, relating to SmartNotes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023; incorporated herein by reference.

4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207; incorporated herein by reference.

4.3	Form of Indenture dated as of October 15, 1985 between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 2-99057; incorporated herein by reference.

4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-4661; incorporated herein by reference.

4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company’s Registration Statement No. 33-6717; incorporated herein by reference.

4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company’s Registration Statement No. 33-12059; incorporated herein by reference.

4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company’s Registration Statement No. 33-26057; incorporated herein by reference.

Index of Exhibits
General Motors Acceptance Corporation

Exhibit	Description	Method of Filing

4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company’s Registration Statement No. 33-31596; incorporated herein by reference.

4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

4.3.7	Form of Seventh Supplemental Indenture dated as of June 15, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

12	Computation of ratio of earnings to fixed changes	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a)	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.