Form 10-Q
period 2003-09-30
GENERAL MOTORS ACCEPTANCE CORP
filed 2003-11-12
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 1-3754

GENERAL MOTORS ACCEPTANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-0572512 (I.R.S. Employer Identification No.)

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

As of September 30, 2003, there were outstanding 10 shares of the issuer’s $.10 par value common stock.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

INDEX
General Motors Acceptance Corporation

		Page

Part I – Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Statement of Income for the Third Quarter and Nine Months Ended September 30, 2003 and 2002	3

	Consolidated Balance Sheet as of September 30, 2003 and December 31, 2002	4

	Consolidated Statement of Changes in Stockholder’s Equity for the Nine Months Ended September 30, 2003 and 2002	5

	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2003 and 2002	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4.	Controls and Procedures	25

Part II – Other Information

Item 1.	Legal Proceedings	26

Item 2.	Changes in Securities and Use of Proceeds	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	*

Item 5.	Other Information	*

Item 6.	Exhibits and Reports on Form 8-K	26

Signatures		27

Index of Exhibits		28

*	Item is omitted pursuant to the Reduced Disclosure Format, as set forth on the cover page of this filing.

Consolidated Statement of Income (unaudited)
General Motors Acceptance Corporation

	Third Quarter		Nine Months

Period ended September 30, (in millions)	2003	2002	2003	2002

Revenue
Consumer	$2,195	$1,761	$6,201	$5,014
Commercial	490	546	1,567	1,632
Loans held for sale	425	229	1,016	646
Operating leases, net of depreciation expense	491	501	1,438	1,595

Total financing revenue	3,601	3,037	10,222	8,887
Interest and discount expense	(1,949)	(1,702)	(5,545)	(4,956)

Net financing revenue before provision for credit losses	1,652	1,335	4,677	3,931
Provision for credit losses	(433)	(467)	(1,156)	(1,500)

Net financing revenue	1,219	868	3,521	2,431
Insurance premiums and service revenue earned	777	697	2,228	1,962
Mortgage banking income	394	689	2,021	1,518
Investment income, net of recognized capital losses	154	(121)	320	39
Other income	871	855	2,473	2,451

Total net revenue	3,415	2,988	10,563	8,401
Expense
Compensation and benefits expense	726	592	2,103	1,731
Insurance losses and loss adjustment expenses	557	512	1,691	1,521
Other operating expenses	1,128	1,118	3,298	2,974

Total noninterest expense	2,411	2,222	7,092	6,226
Income before income tax expense	1,004	766	3,471	2,175
Income tax expense	374	290	1,308	829

Net income	$630	$476	$2,163	$1,346

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet (unaudited)
General Motors Acceptance Corporation

	September 30,	December 31,
(in millions)	2003	2002

Assets
Cash and cash equivalents	$21,221	$8,103
Investment securities	13,327	14,605
Loans held for sale	18,402	14,563
Finance receivables and loans, net of unearned income
Consumer	121,238	92,630
Commercial	42,708	45,246
Allowance for credit losses	(3,272)	(3,059)

Total finance receivables and loans, net	160,674	134,817
Investment in operating leases, net	26,322	24,163
Notes receivable from General Motors	2,849	2,801
Mortgage servicing rights, net	3,258	2,683
Premiums and other insurance receivables	1,930	1,742
Other assets	27,869	24,193

Total assets	$275,852	$227,670

Liabilities
Debt	$225,408	$183,091
Interest payable	2,693	2,719
Unearned insurance premiums and service revenue	4,115	3,497
Reserves for insurance losses and loss adjustment expenses	2,239	2,140
Accrued expenses and other liabilities	18,094	14,837
Deferred income taxes	3,089	3,555

Total liabilities	255,638	209,839
Stockholder’s equity
Common stock, $.10 par value (10,000 shares authorized, 10 shares outstanding) and paid-in capital	5,641	5,641
Retained earnings	14,448	12,285
Accumulated other comprehensive income (loss)	125	(95)

Total stockholder’s equity	20,214	17,831

Total liabilities and stockholder’s equity	$275,852	$227,670

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Stockholder’s Equity (unaudited)
General Motors Acceptance Corporation

Nine months ended September 30, (in millions)	2003	2002

Common stock and paid-in capital
Balance at beginning of year and at September 30,	$5,641	$5,641

Retained earnings
Balance at beginning of year	12,285	10,815
Net income	2,163	1,346

Balance at September 30,	14,448	12,161

Accumulated other comprehensive income (loss)
Balance at beginning of year	(95)	(322)
Other comprehensive income	220	12

Balance at September 30,	125	(310)

Total stockholder’s equity
Balance at beginning of year	17,831	16,134
Net income	2,163	1,346
Other comprehensive income	220	12

Total stockholder’s equity at September 30,	$20,214	$17,492

Comprehensive income
Net income	$2,163	$1,346
Other comprehensive income	220	12

Comprehensive income	$2,383	$1,358

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows (unaudited)
General Motors Acceptance Corporation

Nine months ended September 30, (in millions)	2003	2002

Operating activities
Net cash provided by operating activities	$8,148	$9,439

Investing activities
Purchases of available for sale securities	(5,561)	(32,867)
Proceeds from sales of available for sale securities	5,192	10,767
Proceeds from maturities of available for sale securities	1,564	20,087
Purchases of held to maturity securities	(41)	(31)
Maturities of held to maturity securities	66	72
Net increase in finance receivables and loans	(103,738)	(102,899)
Proceeds from sales of finance receivables and loans	76,177	85,493
Purchases of operating lease assets	(9,282)	(9,817)
Disposals of operating lease assets	7,922	7,006
Net originations and purchases of mortgage servicing rights	(2,029)	(1,291)
Net change in notes receivable from General Motors	166	1,409
Acquisitions of subsidiaries, net of cash acquired	(142)	(149)
Other, net	(683)	(696)

Net cash used in investing activities	(30,389)	(22,916)

Financing activities
Net change in short-term debt	414	8,918
Proceeds from issuance of long-term debt	62,803	19,582
Repayments of long-term debt	(27,991)	(17,827)

Net cash provided by financing activities	35,226	10,673

Effect of exchange rates on cash and cash equivalents	133	6

Net increase (decrease) in cash and cash equivalents	13,118	(2,798)
Cash and cash equivalents at beginning of year	8,103	10,101

Cash and cash equivalents at September 30,	$21,221	$7,303

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

The consolidated financial statements as of September 30, 2003 and for the third quarter and nine months ended September 30, 2003 and 2002 are unaudited but, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain prior period amounts have been reclassified to conform to the current period presentation.

The interim period consolidated financial statements, including the related notes, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States of America. These interim period consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in GMAC’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the United States Securities and Exchange Commission (SEC) on March 13, 2003.

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

SFAS No. 150 — In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial condition or results of operations.

FASB Interpretation No. 46 — In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation and disclosure by business enterprises of variable interest entities, representing those entities whose total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties. More specifically, FIN 46 defines variable interest entities as those entities in which the equity investment at risk is not greater than the expected losses of the entity. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity in order to decide whether to consolidate that entity. FIN 46 requires a variable interest entity to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 does not impact the consolidation guidance for qualifying special purpose entities (QSPEs), as described in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Upon its original issuance, FIN 46 was to be effective the first interim or annual period beginning after June 15, 2003 (i.e., July 1, 2003 for GMAC) for interests in variable interest entities in existence on January 31, 2003, and effective February 1, 2003 for variable interest entities created on or after such date. On October 8, 2003, the FASB decided to allow companies additional time to complete the evaluation of variable interest entities that existed prior to February 1, 2003, deferring the implementation date for such variable interest entities until December 31, 2003 for calendar year companies while encouraging earlier application. As GMAC had already completed the evaluation of variable interest entities, the provisions of FIN 46 were applied effective July 1, 2003. Most of the Company’s variable interests are structured as qualifying special purpose entities and, therefore, are exempt from FIN 46. For GMAC’s interests in variable interest entities, a primary beneficiary analysis was performed. In the course of performing this analysis, management revised GMAC’s involvement in certain of the entities, which impacted the resulting consolidation treatment. After such revisions, the application of the consolidation provisions of FIN 46 resulted in an increase in assets and liabilities of approximately $3.7 billion, with no material impact on the Company’s results of operations or statement of cash flows. Refer to Note 8 to the Consolidated Financial Statements for further discussion of GMAC’s involvement with variable interest entities.

Notes to Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

2 Mortgage Banking Income

The following table presents the components of mortgage banking income.

	Third Quarter		Nine Months

Period ended September 30, (in millions)	2003	2002	2003	2002

Mortgage servicing fees	$370	$337	$1,051	$995
Amortization and impairment of mortgage servicing rights	(672)	(716)	(1,797)	(1,785)
Net gains on derivatives related to MSRs (a)	73	327	526	528
Gains on investment securities (b)	—	204	93	253

Net loan servicing income (loss)	(229)	152	(127)	(9)
Gains from sales of loans	495	323	1,692	1,091
Mortgage processing fees	36	77	194	147
Other	92	137	262	289

Mortgage banking income	$394	$689	$2,021	$1,518

(a)	Includes SFAS No. 133 hedge ineffectiveness, amounts excluded from the hedge effectiveness calculation, and the change in value of derivatives not qualifying for hedge accounting.

(b)	Represents net gains realized upon the sale of investment securities used to manage risk associated with mortgage servicing rights. The pretax unrealized gains (losses) on investment securities hedging MSRs (recorded in other comprehensive income) were ($36.9), and $77.4 in the third quarter of 2003 and 2002, respectively and ($55.9) and $84.7 for the nine months ended September 30, 2003 and 2002, respectively.

3 Finance Receivables and Loans

The composition of finance receivables and loans outstanding was as follows.

	September 30, 2003			December 31, 2002

(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Consumer
Retail automotive	$70,183	$14,618	$84,801	$64,317	$13,075	$77,392
Residential mortgages	35,537	900	36,437	15,147	91	15,238

Total consumer	105,720	15,518	121,238	79,464	13,166	92,630
Commercial
Automotive
Wholesale	16,239	6,095	22,334	14,904	6,558	21,462
Leasing and lease financing (a)	452	948	1,400	5,087	898	5,985
Term loans to dealers and other	4,432	1,051	5,483	4,687	1,067	5,754
Commercial and industrial	7,660	3,092	10,752	7,842	1,619	9,461
Commercial real estate:
Commercial mortgage	365	57	422	526	95	621
Construction	2,222	95	2,317	1,925	38	1,963

Total commercial	31,370	11,338	42,708	34,971	10,275	45,246

Total finance receivables and loans (b)(c)	$137,090	$26,856	$163,946	$114,435	$23,441	$137,876

(a)	Following the March 2003 purchase of the third-party equity of Central Originating Lease Trust (and the resulting consolidation), $4 billion in secured notes that were classified as commercial receivables and loans at December 31, 2002 are now classified as operating leases. Refer to Note 8 of the Consolidated Financial Statements for further discussion.

(b)	Total is net of unearned income of $7,264 and $6,455 at September 30, 2003 and December 31, 2002, respectively.

(c)	As further discussed in Note 5 to the Consolidated Financial Statements, certain of the Company’s finance receivables and loans serve as collateral under certain financing arrangements.

Notes to Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

The following table presents an analysis of the activity in the allowance for credit losses on finance receivables and loans.

	Third Quarter		Nine Months

Period ended September 30, (in millions)	2003	2002	2003	2002

Allowance at beginning of period	$3,186	$2,679	$3,059	$2,167
Provision for credit losses	433	467	1,156	1,500
Charge-offs
Domestic	(322)	(256)	(948)	(674)
Foreign	(56)	(41)	(132)	(105)

Total charge-offs	(378)	(297)	(1,080)	(779)

Recoveries
Domestic	28	48	81	107
Foreign	5	5	20	14

Total recoveries	33	53	101	121

Net charge-offs	(345)	(244)	(979)	(658)
Other (a)	(2)	(23)	36	(130)

Allowance at September 30,	$3,272	$2,879	$3,272	$2,879

(a)	Includes allowances related to the acquisitions of discounted loan portfolios, net of allowances removed upon securitization of the related finance receivables and loans, and the impacts of foreign currency translation.

4 Mortgage Servicing Rights

The following table summarizes mortgage servicing rights activity and related amortization.

	Third Quarter		Nine Months

Period ended September 30, (in millions)	2003	2002	2003	2002

Balance at beginning of period	$2,404	$4,406	$2,683	$4,840
Originations and purchases, net of sales	915	331	2,067	1,297
Amortization	(267)	(233)	(848)	(633)
SFAS No. 133 hedge valuation adjustments	609	(1,171)	313	(1,498)
Increase in valuation allowance (a)	(403)	(482)	(957)	(1,155)

Balance at September 30,	$3,258	$2,851	$3,258	$2,851

(a)	At September 30, 2003, the valuation allowance totaled $2,875 million.

The Company has implemented risk management strategies, including the use of actively managed derivatives and a portfolio of investment securities that increase in value as interest rates decline, to protect the value of mortgage servicing rights. As the investment securities are designated as available for sale, unrealized changes in the value of these securities are reflected in accumulated other comprehensive income in the Consolidated Balance Sheet. For further description of mortgage servicing rights and the related risk management strategy, refer to Notes 1 and 10 to the 2002 Annual Report on Form 10-K.

Notes to Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

5 Goodwill

The changes in the carrying amounts of goodwill, which is reflected as a component of Other Assets in the Consolidated Balance Sheet, were as follows:

Nine months ended September 30,	North American	International
2003 (in millions)	Operations (a)	Operations (a)	Mortgage	Insurance	Consolidated

Balance at beginning of year	$1,549	$490	$563	$671	$3,273
Goodwill acquired	—	4	10	—	14
Impairment losses/other (b)	(109)	(4)	(5)	—	(118)
Foreign currency translation effect	8	3	3	—	14

Balance at September 30, 2003	$1,448	$493	$571	$671	$3,183

(a)	GMAC North American Operations consists of automotive financing in the U.S. and Canada as well as commercial financing operations. GMAC International Operations consists of automotive financing and full service leasing in all other countries and Puerto Rico.

(b)	In September 2003, GMAC received $110 million related to a settlement of a claim involving the 1999 acquisition of the asset-based lending and factoring business of The Bank of New York. Of the settlement amount, $109 million was considered a purchase price adjustment, reducing the related goodwill; the remainder represented a reimbursement of tax claims paid on behalf of The Bank of New York.

6 Debt

Debt is presented below and is segregated between domestic and foreign based on the location of the office recording the transaction.

	September 30, 2003			December 31, 2002

(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Short-term debt
Commercial paper	$8,039	$3,763	$11,802	$8,344	$5,049	$13,393
Demand notes	7,691	276	7,967	5,887	231	6,118
Bank loans and overdrafts	2,766	5,644	8,410	2,910	5,299	8,209
Other	12,046	2,551	14,597	9,474	1,013	10,487

Total short-term debt	30,542	12,234	42,776	26,615	11,592	38,207
Long-term debt
Senior indebtedness
Due within one year	27,069	7,117	34,186	22,506	4,833	27,339
Due after one year	128,953	16,824	145,777	100,768	13,657	114,425

Total long-term debt	156,022	23,941	179,963	123,274	18,490	141,764
Fair value adjustment (a)	2,524	145	2,669	2,961	159	3,120

Total debt (b)	$189,088	$36,320	$225,408	$152,850	$30,241	$183,091

(a)	To adjust designated fixed rate debt to fair value in accordance with SFAS No. 133.

(b)	At September 30, 2003, $9,005 of loans held for sale, $32,328 of mortgage loans and $1,221 of trading investment securities were restricted for the repayment of $40,306 of debt. Additionally, $19,686 of finance receivables were restricted for the repayment of $18,309 of debt at September 30, 2003. At December 31, 2002, $2,652 of loans held for sale, $13,011 of mortgage loans and $350 of trading investment securities were restricted for the repayment of $17,198 of debt. Additionally, $8,216 of finance receivables were restricted for the repayment of $7,716 of debt at December 31, 2002. Finally, under repurchase agreements, the Mortgage Group has pledged $1,309 and $2,213 of available for sale investment securities as collateral for approximately the same amount of debt at September 30, 2003 and December 31, 2002, respectively.

Notes to Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

Liquidity facilities

Liquidity facilities represent additional funding sources to be utilized by the Company, if required. The financial institutions providing the uncommitted facilities are not legally obligated to fund those facilities. The following table summarizes the liquidity facilities maintained by the Company.

							Unused
	Committed		Uncommitted		Total liquidity		liquidity
	facilities		facilities		facilities		facilities

	Sep 30,	Dec 31,	Sep 30,	Dec 31,	Sep 30,	Dec 31,	Sep 30,	Dec 31,
(in billions)	2003	2002	2003	2002	2003	2002	2003	2002

Automotive financing operations:
Syndicated multi-currency global credit facilities (a)	$8.5	$8.9	$—	$—	$8.5	$8.9	$8.5	$8.9
U.S. asset-backed commercial paper liquidity and receivables facilities (b)	22.6	22.2	—	—	22.6	22.2	22.6	22.2
Other foreign facilities (c)	4.4	4.1	13.3	13.3	17.7	17.4	8.0	9.0
Mortgage operations (d)	—	—	3.9	4.5	3.9	4.5	1.7	2.0

Total facilities	$35.5	$35.2	$17.2	$17.8	$52.7	$53.0	$40.8	$42.1

(a)	The entire $8.5 is available for use by GMAC in the U.S., $0.8 is available for use by GMAC (UK) plc and $0.8 is available for use by GMAC International Finance B.V. in Europe. This facility serves primarily as backup for the Company’s unsecured commercial paper programs.

(b)	Relates to New Center Asset Trust (NCAT) and Mortgage Interest Networking Trust (MINT), which are non-consolidated limited purpose statutory trusts established to issue asset-backed commercial paper. At September 30, 2003, NCAT and MINT commercial paper outstandings were $9.6 and $4.8, respectively.

(c)	Consists primarily of credit facilities supporting operations in Canada, Europe, Latin America and Asia-Pacific.

(d)	Includes $1.2 secured master note program with a third-party financial institution, guaranteed by GMAC. The borrowing is currently unsecured; however, upon request by the financial institution or any assignee, the Mortgage Group is required to pledge mortgage servicing rights valued at 200% of the outstanding balance as collateral.

In June 2003, GMAC renewed its syndicated multi-currency global credit facilities, including the liquidity facility for NCAT. The syndicated multi-currency global facility includes a $4.35 billion five-year facility (expires June 2008) and a $4.15 billion 364-day facility (expires June 2004). The 364-day facility includes a term loan option which, if exercised by GMAC upon expiration, carries a one-year term. Additionally, a leverage covenant restricts the ratio of consolidated unsecured debt to total stockholder’s equity to no greater than 11:1, under certain conditions. More specifically, the covenant is only applicable on the last day of any fiscal quarter (other than the fiscal quarter during which a change in rating occurs) during such times as the Company has senior unsecured long-term debt outstanding, without third-party enhancement, which is rated BBB+ or less by Standard & Poor’s, or Baa1 or less by Moody’s. The leverage covenant calculation, as modified in connection with the renewal, excludes from debt those securitization transactions that are accounted for as on-balance sheet secured financings. GMAC’s leverage covenant ratio was 8.7:1 at September 30, 2003, and the Company was therefore in compliance with this covenant.

7 Derivative Instruments and Hedging Activities

In managing the interest rate and foreign exchange exposures of a multinational finance entity, GMAC utilizes a variety of interest rate and currency derivative financial instruments. In accordance with SFAS No. 133, as amended, GMAC records derivative financial instruments on the balance sheet as assets or liabilities, carried at fair value. Changes in fair value are accounted for depending on the use of the derivative financial instrument and whether it qualifies for hedge accounting treatment. Refer to GMAC’s 2002 Annual Report on Form 10-K for further description of GMAC’s use of and accounting for derivative financial instruments.

The following table presents amounts included in income related to derivatives designated as fair value hedges.

	Third Quarter		Nine Months

Period ended September 30, (in millions)	2003	2002	2003	2002

Fair value hedge ineffectiveness gain (loss) related to hedges of:
Debt obligations	$8	$28	$33	$59
Mortgage servicing rights	120	190	419	298
Other	(9)	7	(12)	39
Net gain (loss) on fair value hedges excluded from assessment of effectiveness	$(6)	$76	$85	$165

GMAC recognized an immaterial amount of hedge ineffectiveness on cash flow hedges for the third quarter and nine months ended September 30, 2003 and 2002.

Notes to Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

8 Variable Interest Entities

As discussed in Note 1 to the Consolidated Financial Statements, GMAC applied the provisions of FIN 46 for all entities beginning July 1, 2003. The following discloses the variable interest entities that GMAC has consolidated or in which it has a significant variable interest:

Mortgage warehouse funding — GMAC’s Mortgage operations sell commercial and residential mortgage loans through various structured finance arrangements in order to provide funds for the origination and purchase of future loans. These structured finance arrangements include sales to off-balance sheet warehouse funding entities, including GMAC- and bank-sponsored commercial paper conduits. Transfers of assets from GMAC into each facility are accounted for as sales based on the provisions of SFAS No. 140 and as such creditors of these facilities have no recourse to the general credit of GMAC. Some of these warehouse funding entities represent variable interest entities under FIN 46. For certain mortgage warehouse entities, management determined that GMAC does not have the majority of the expected losses or returns and, as such, consolidation is not appropriate under FIN 46. The assets in these entities totaled $1.9 billion, of which $1.1 billion represents GMAC’s maximum exposure to loss. The maximum exposure would only occur in the unlikely event that there was a complete loss on the underlying assets of the entities. In other entities, GMAC was considered the primary beneficiary, and the activities of these entities were either terminated prior to July 1, 2003 or GMAC consolidated these entities pursuant to FIN 46. The consolidation of particular entities was a decision driven in part by the Company’s desire to invest in certain asset classes on the balance sheet. Had management not had any interest in investing in such assets, the Company might have restructured the entities to ensure continued off-balance sheet treatment. As of September 30, 2003 the assets in these entities were classified as mortgage loans held for sale ($1.8 billion) and consumer mortgage loans ($1.7 billion) in GMAC’s consolidated balance sheet with corresponding liabilities reflected as a component of debt.

Interests in Real Estate Partnerships — The Company’s Mortgage operations syndicate investments in real estate partnerships to unaffiliated investors and, in certain partnerships, guarantee the timely payment of a specified return to those investors. Returns to investors in the partnerships syndicated by the Company are derived from tax credits and tax losses generated by underlying operating partnership entities that develop, own, and operate affordable housing properties throughout the United States. Syndicated tax credit partnerships that contain a guarantee are reflected in the Company’s financial statements under the financing method. In addition, the Company has variable interests in the underlying operating partnerships (primarily in the form of limited partnership interests). The results of the Company’s variable interest analysis indicated that GMAC is not the primary beneficiary of these partnerships and, as a result, is not required to consolidate these entities under FIN 46. Assets outstanding in these partnerships approximated $2.5 billion at September 30, 2003. GMAC’s exposure to loss was $567 million, representing the amount payable to investors assuming a liquidation of the partnerships. The Company’s exposure to loss increases as unaffiliated investors place additional guaranteed commitments with the Company. Considering such committed amounts, the Company’s exposure to loss in future periods is not expected to exceed $1 billion.

Collateralized debt obligations (CDOs) — GMAC’s Mortgage operations sponsor, purchase subordinate and equity interests in, and serve as collateral manager for CDOs. Under CDO transactions, a trust is established that purchases a portfolio of securities and issues debt and equity certificates, representing interests in the portfolio of assets. In addition to receiving variable compensation for managing the portfolio, the Company sometimes retains equity investments in the CDOs. The majority of the CDOs sponsored by the Company were initially structured or have been restructured (with approval by the senior beneficial interest holders) as qualifying special purpose entities, and are therefore exempt from FIN 46. For the Company’s remaining CDOs, the results of the primary beneficiary analysis support the conclusion that consolidation is not appropriate under FIN 46 because GMAC does not have the majority of the expected losses or returns. The assets in these CDOs totaled $1.3 billion of which GMAC’s maximum exposure to loss is $98 million, representing GMAC’s retained interests in these entities. The maximum exposure to loss would only occur in the unlikely event that there was a complete loss on the underlying assets of the entities.

Automotive Finance Receivables — In certain securitization transactions, GMAC securitizes consumer and commercial finance receivables into bank-sponsored multi-seller commercial paper conduits. These conduits provide a funding source to GMAC (as well as other sellers into the conduit) as they fund the purchase of the receivables through the issuance of commercial paper. Total assets outstanding in these bank-sponsored conduits approximated $12 billion as of September 30, 2003. While GMAC has a variable interest in these conduits, the Company is not deemed to be the primary beneficiary, as GMAC does not retain the majority of the expected losses or returns. GMAC’s maximum exposure to loss as a result of its involvement with these non-consolidated variable interest entities is $149 million and would only be realized in the event of a complete loss on the assets that GMAC sold.

Central Originating Lease Trust (COLT) — In analyzing FIN 46, it was determined that GMAC might have been deemed to be the primary beneficiary of COLT, a limited purpose statutory trust, and therefore required to consolidate COLT effective July 1, 2003. Through October 2002, COLT purchased vehicles and related consumer leases from GM franchised dealers through the issuance of secured notes, which were sold to GMAC, and through the issuance of third-party equity. In March 2003, GMAC purchased the third-party equity of COLT, resulting in its consolidation. The underlying COLT lease assets (approximately $4 billion at the time of the purchase of the third-party equity by GMAC) are now reflected as operating lease assets of the Company, replacing the secured notes that were previously reported as commercial finance receivables and loans. The net impact of consolidating COLT was an increase in the Company’s consolidated total assets of $168 million, representing the third-party equity purchased.

Notes to Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

9 Segment Information

Financial results for GMAC’s operating segments are summarized below.

Third Quarter ended September 30,	North American	International			Eliminations/
(in millions)	Operations (a)	Operations (a)	Mortgage	Insurance	Reclassifications	Consolidated

2003
Net financing revenue before provision for credit losses	$629	$251	$643	$—	$129	$1,652
Provision for credit losses	(233)	(56)	(144)	—	—	(433)
Other revenue	485	271	694	880	(134)	2,196

Total net revenue	881	466	1,193	880	(5)	3,415
Noninterest expense	475	351	795	795	(5)	2,411

Income before income tax expense	406	115	398	85	—	1,004
Income tax expense	160	41	145	28	—	374

Net income	$246	$74	$253	$57	$—	$630

Total assets	$190,773	$23,719	$80,319	$9,948	$(28,907)	$275,852

2002
Net financing revenue before provision for credit losses	$675	$234	$283	$—	$143	$1,335
Provision for credit losses	(362)	(38)	(67)	—	—	(467)
Other revenue	630	185	716	736	(147)	2,120

Total net revenue	943	381	932	736	(4)	2,988
Noninterest expense	545	292	681	708	(4)	2,222

Income before income tax expense	398	89	251	28	—	766
Income tax expense	152	32	98	8	—	290

Net income	$246	$57	$153	$20	$—	$476

Total assets	$162,392	$19,424	$44,476	$8,113	$(23,417)	$210,988

Nine months ended September 30,	North American	International			Eliminations/
(in millions)	Operations (a)	Operations (a)	Mortgage	Insurance	Reclassifications	Consolidated

2003
Net financing revenue before provision for credit losses	$1,999	$755	$1,529	$—	$394	$4,677
Provision for credit losses	(721)	(154)	(281)	—	—	(1,156)
Other revenue	1,501	769	2,735	2,443	(406)	7,042

Total net revenue	2,779	1,370	3,983	2,443	(12)	10,563
Noninterest expense	1,431	1,048	2,339	2,286	(12)	7,092

Income before income tax expense	1,348	322	1,644	157	—	3,471
Income tax expense	530	122	605	51	—	1,308

Net income	$818	$200	$1,039	$106	$—	$2,163

2002
Net financing revenue before provision for credit losses	$2,088	$679	$701	$—	$463	$3,931
Provision for credit losses	(1,249)	(103)	(148)	—	—	(1,500)
Other revenue	1,857	523	1,913	2,156	(479)	5,970

Total net revenue	2,696	1,099	2,466	2,156	(16)	8,401
Noninterest expense	1,502	829	1,873	2,038	(16)	6,226

Income before income tax expense	1,194	270	593	118	—	2,175
Income tax expense	456	104	234	35	—	829

Net income	$738	$166	$359	$83	$—	$1,346

(a)	North American Operations consists of automotive financing in the U.S. and Canada as well as commercial financing operations. International Operations consists of automotive financing and full service leasing in all other countries and Puerto Rico.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Overview

GMAC is a leading global financial services firm with over $275 billion of assets and operations in 41 countries. Founded in 1919 as a wholly-owned subsidiary of General Motors, GMAC was established to provide GM dealers with the automotive financing necessary for the dealers to acquire and maintain vehicle inventories and to provide retail customers the means by which to finance vehicle purchases through GM dealers. GMAC products and services have expanded beyond automotive financing, and GMAC currently operates in three primary business segments — Financing, Mortgage and Insurance. Refer to GMAC’s Annual Report on Form 10-K for the year ended December 31, 2002 for a more complete description of the Company’s business segments, along with the products and services offered and the market competition.

Net income for GMAC’s business segments is summarized as follows.

	Third Quarter		Nine Months

Period ended September 30, ($ in millions)	2003	2002	2003	2002

Financing (a)	$320	$303	$1,018	$904
Mortgage	253	153	1,039	359
Insurance	57	20	106	83

Net income	$630	$476	$2,163	$1,346

Return on average equity (annualized)	12.6%	11.0%	15.1%	10.7%

(a)	Includes North America and International business segments, separately identified in Note 9 to the Consolidated Financial Statements.

GMAC recorded its highest third quarter earnings ever in 2003, in part due to continued strong results at the Mortgage Group. Consolidated net income of $630 million was up $154 million from the $476 million earned in the same quarter of 2002.

For the quarter, net income from financing operations totaled $320 million, up $17 million from the $303 million earned in the prior year. The increase reflects lower credit loss provisions, which more than offset the unfavorable impact of lower net interest spreads earned on higher asset levels.

Mortgage operations generated earnings of $253 million, up $100 million from a year ago, reflecting increased origination and securitization volumes in both the residential and commercial mortgage sectors.

Insurance operations generated net income of $57 million in the third quarter of 2003. Earnings were up $37 million from the same period in 2002, when earnings were adversely affected by a write-down of certain investment securities.

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

	Third Quarter				Nine Months

Period ended September 30, ($ in millions)	2003	2002	Change	%	2003	2002	Change	%

Revenue
Consumer	$1,688	$1,583	$105	7	$4,981	$4,647	$334	7
Commercial	325	394	(69)	(18)	1,100	1,215	(115)	(9)
Operating leases, net of depreciation	492	502	(10)	(2)	1,440	1,597	(157)	(10)

Total financing revenue	2,505	2,479	26	1	7,521	7,459	62	1
Interest and discount expense	(1,625)	(1,570)	(55)	(4)	(4,767)	(4,692)	(75)	(2)
Provision for credit losses	(289)	(400)	111	28	(875)	(1,352)	477	(35)

Net financing revenue	591	509	82	16	1,879	1,415	464	33
Other income	756	815	(59)	(7)	2,270	2,380	(110)	(5)
Noninterest expense	(826)	(837)	11	1	(2,479)	(2,331)	(148)	(6)
Income tax expense	(201)	(184)	(17)	(9)	(652)	(560)	(92)	(16)

Net income	$320	$303	$17	6	$1,018	$904	$114	13

While higher unsecured borrowing spreads continue to negatively impact net interest margins, net income at GMAC’s Financing operations increased 6% and 13% for the third quarter and first nine months of 2003, respectively, resulting primarily from higher retail asset levels and lower credit loss provisions.

Despite lower market interest rates (and corresponding earning rates), total financing revenue increased due to continued growth in retail assets. This growth came from GM’s continued use of special rate financing incentives focused primarily on marketing vehicle purchases as opposed to leases. Revenues from the commercial and operating lease portfolio were negatively impacted by the decline in earning rates. For the first nine months of 2003, leasing revenue was also negatively impacted by deterioration in the remarketing performance of off-lease vehicles, caused by a high level of lease terminations in a relatively soft used vehicle market. The gain on disposal of operating leases terminated in the United States (which is reflected as a component of operating lease depreciation) decreased from an average of $310 per vehicle in the first nine months of 2002 to an average of $109 per vehicle for the same period in 2003. However, during the third quarter of 2003, as termination volume began to decline, GMAC experienced an improvement in remarketing results as the disposal gain increased to an average of $249 per vehicle compared with an average of $136 per vehicle for the same quarter in 2002.

Interest and discount expense increased due to higher debt levels required to fund the growth in assets. GMAC’s unsecured borrowing spreads tightened in the third quarter but still remain at historically high levels. The higher credit spreads experienced over the past year have negatively impacted GMAC’s net interest margins. The impact of the increased spreads will continue to effect results as maturing debt that was funded at lower spreads is replaced with debt at these higher spreads. Refer to the Funding and Liquidity section of this MD&A for further discussion.

The provision for credit losses decreased by $111 million and $477 million for the third quarter and nine months ended 2003, respectively as compared to the same periods in 2002. The decrease in the loss provisions is due to a combination of unusually high loss provisions recorded in 2002 in the Company’s non-automotive dealer portion of the commercial portfolio and slower asset growth in 2003 in retail automotive receivables as compared to 2002. These favorable impacts have somewhat been offset by higher loan loss provisions in certain countries in the Company’s International Operations. Refer to the Credit Quality section of this MD&A for further discussion of the credit performance of the Company’s financing portfolio.

Financing operations were also impacted by unfavorable market adjustments on interest rate swaps used to facilitate securitization transactions (which do not receive hedge accounting treatment and are recorded in other income). Additional items impacting 2003 operating results as compared to 2002 include the expansion of the international full service leasing business into new markets, increasing related revenues (which are reflected in other income) and maintenance costs (which are reflected in noninterest expense). Other income was also affected by a decrease in gains and ancillary income related to the securitization of finance receivables due to fewer transactions being accounted for as off-balance sheet securitizations. Additionally, a decrease in interest rates and outstanding balances reduced interest income on loans made to GM and GMAC affiliates.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

     Financing Volume

The following table summarizes GMAC’s new vehicle consumer financing volume, the related share of GM retail sales, and GMAC’s wholesale financing of new vehicles and related share of GM sales to dealers.

	Third Quarter				Nine Months

			Share of				Share of
	GMAC volume		GM sales		GMAC volume		GM sales

Period ended September 30, (units in thousands)	2003	2002	2003	2002	2003	2002	2003	2002

New vehicle consumer financing
GM vehicles
North America
Retail contracts	428	476	36%	42%	1,135	1,204	36%	37%
Leases	90	129	8%	11%	341	441	11%	13%

Total North America	518	605	44%	53%	1,476	1,645	47%	50%
International (retail contracts and leases)	96	107	33%	36%	319	328	35%	34%

Total GM vehicles	614	712	42%	50%	1,795	1,973	44%	47%

Non-GM vehicles	17	21			52	59

Total consumer automotive financing volume	631	733			1,847	2,032

Wholesale financing of new vehicles
GM vehicles
North America	961	987	81%	81%	3,129	3,117	79%	77%
International	438	438	93%	94%	1,386	1,391	95%	94%

Total GM vehicles	1,399	1,425	84%	84%	4,515	4,508	84%	82%

Non-GM vehicles	49	55			146	154

Total wholesale volume	1,448	1,480			4,661	4,662

GMAC’s penetration of GM volume for the nine months ended September 30, 2003 remained consistent with the historically high levels experienced in 2002, with a continued emphasis on retail contracts. The high penetration levels and the focus on retail contracts is due to GM’s use of low rate financing incentives to market its vehicles. However, in the third quarter of 2003, GM began to reduce the level of interest rate incentives, which negatively impacted penetration levels and retail financing volume in North America as compared to 2002. Wholesale financing volume was consistent with the level of GM’s wholesale sales to dealers, as GMAC continued to be the primary funding source for GM dealer inventories.

Credit Quality

Credit quality information on the Company’s consumer automotive retail and commercial receivables portfolios is presented in this section. The following table summarizes the applicable allowance for credit losses as a percentage of total on-balance sheet finance receivables and loans.

	September 30,	December 31,
($ in millions)	2003	2002

Allowance for credit losses
Consumer	$2,316	$2,160
	2.73%	2.79%
Commercial	$504	$567
	1.36%	1.44%

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Consumer

	Average
	retail	Credit losses,		Annualized net
	contracts (a)	net of recoveries		credit loss rate

Third Quarter ended September 30, ($ in millions)	2003	2003	2002	2003	2002

North America	$85,360	$237	$185	1.11%	0.96%
International	10,590	38	31	1.44%	1.40%

Total managed (b)	95,950	275	216	1.15%	1.00%
Securitized amounts (c)	(11,897)	(12)	(20)	0.40%	0.59%

Total on-balance sheet	$84,053	$263	$196	1.25%	1.08%

	Average
	retail	Credit losses,		Annualized net
	contracts (a)	net of recoveries		credit loss rate

Nine months ended September 30, ($ in millions)	2003	2003	2002	2003	2002

North America	$84,289	$689	$533	1.09%	0.96%
International	10,317	87	58	1.12%	0.94%

Total managed (b)	94,606	776	591	1.09%	0.95%
Securitized amounts (c)	(13,423)	(44)	(49)	0.44%	0.50%

Total on-balance sheet	$81,183	$732	$542	1.20%	1.04%

	Percent of retail contracts
	30 days or more past due

Period ended	Sep 30,	Dec 31,	Sep 30,
($ in millions)	2003	2002	2002

North America	1.97%	2.00%	1.98%
International	3.36%	3.54%	3.63%
Total managed (b)	2.26%	2.32%	2.32%

(a)	Consistent with the presentation in the Consolidated Balance Sheet, retail contracts presented in the table represent the principal balance of the finance receivable discounted for the unearned rate support from General Motors.

(b)	Managed includes both retail contracts held on-balance sheet for investment and retail contracts securitized and sold that the Company continues to service.

(c)	Includes only securitization transactions that meet the sales accounting criteria of SFAS No. 140.

Consumer credit losses as a percentage of receivables increased in 2003 despite stable delinquency trends. The increase in consumer losses in the North American portfolio is primarily caused by an increase in loss severity. Softer prices in the used vehicle market have resulted in an increase in the loss per occurrence GMAC is realizing upon repossession and disposal of an underlying vehicle. The average loss incurred per contract on new vehicles in the United States has increased in the third quarter of 2003 to $8,002 from $7,717 in the comparable period of 2002. The higher losses in the International portfolio are the result of increased charge-offs in certain countries.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Commercial

	Total loans	Impaired loans (a)

	Sep 30,	Sep 30,	Dec 31,	Sep 30,
($ in millions)	2003	2003	2002	2002

Wholesale	$39,617	$205	$278	$305
		0.52%	0.72%	0.93%
Other commercial financing	14,641	681	731	757
		4.65%	4.06%	3.91%

Total managed (b)	54,258	886	1,009	1,062
Securitized amounts	(17,283)	—	—	—

Total on-balance sheet	$36,975	$886	$1,009	$1,062
		2.40%	2.56%	2.78%

	Average	Credit losses,		Annualized net
	loans	net of recoveries		credit loss rate

Third Quarter ended September 30, ($ in millions)	2003	2003	2002	2003	2002

Wholesale	$39,460	$—	$(19)	—%	(0.24)%
Other commercial financing	14,312	31	39	0.87%	0.80%

Total managed (b)	53,772	31	20	0.23%	0.15%
Securitized amounts	(17,308)	—	—	—%	—%

Total on-balance sheet	$36,464	$31	$20	0.34%	0.21%

	Average	Credit losses,		Annualized net
	loans	net of recoveries		credit loss rate

Nine months ended September 30, ($ in millions)	2003	2003	2002	2003	2002

Wholesale	$41,464	$—	($18)	—%	(0.08%)
Other commercial financing	15,293	107	85	0.93%	0.56%

Total managed (b)	56,757	107	67	0.25%	0.17%
Securitized amounts	(17,500)	—	—	—	—

Total on-balance sheet	$39,257	$107	$67	0.36%	0.23%

(a)	Includes loans where it is probable that the Company will be unable to collect all amounts due according to the terms of the loan.

(b)	Managed includes loans held on-balance sheet for investment and loans securitized and sold that the Company continues to service.

Credit losses in the commercial portfolio increased in the third quarter as the prior year quarter included a $20 million recovery of a wholesale loss that was charged-off in a prior year. Year-to-date credit losses were higher in 2003 primarily because certain loans in the Company’s non-automotive portfolio, many of which were provided for in 2002, were charged-off as uncollectible in 2003. Impaired loans as a percentage of the portfolio at September 30, 2003 remained relatively consistent as compared to December 31, 2002 levels.

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

	Third Quarter				Nine Months

Period ended September 30, ($ in millions)	2003	2002	Change	%	2003	2002	Change	%

Revenue
Total financing revenue	$1,097	$559	$538	96	$2,703	$1,430	$1,273	89
Interest and discount expense	(454)	(276)	(178)	(64)	(1,174)	(729)	(445)	(61)
Provision for credit losses	(144)	(67)	(77)	(115)	(281)	(148)	(133)	(90)

Net financing revenue	499	216	283	131	1,248	553	695	126
Mortgage servicing fees	371	338	33	10	1,054	998	56	6
MSR amortization and impairment	(672)	(716)	44	6	(1,797)	(1,785)	(12)	(1)
MSR risk management activities	73	531	(458)	(86)	619	781	(162)	(21)
Gains on sale of loans	495	323	172	53	1,692	1,091	601	55
Other income	427	240	187	78	1,167	828	339	41
Noninterest expense	(795)	(681)	(114)	(17)	(2,339)	(1,873)	(466)	(25)
Income tax expense	(145)	(98)	(47)	(48)	(605)	(234)	(371)	(159)

Net Income	$253	$153	$100	65	$1,039	$359	$680	189

Interest rates, including those on originated 15- and 30-year mortgages, increased sharply at the beginning of the third quarter ended September 30, 2003. Although the rate increase adversely impacted industry and Mortgage Group refinance application volumes, the processing and closing of loans initiated in the prior period of lower interest rates resulted in record Mortgage Group quarterly production volume of $62.5 billion, 78% higher than the same period in 2002 and 13% higher than the second quarter ended June 30, 2003. This increased production volume, partially offset by decreasing pricing margins, contributed to significant year-over-year increases in gains on sales of loans for both the third quarter and nine months ended September 30, 2003.

Net financing revenue, including provision for credit losses, also increased significantly year-over-year, reflecting continued growth in the balance of mortgage loans held as collateral for secured financings, which increased from $10.2 billion at September 30, 2002 to $31.1 billion at September 30, 2003. Also contributing to the increase were higher average inventories of loans held for sale corresponding to the higher loan production.

Other income improved for both the third quarter and nine-months ended September 30, 2003, compared to the same periods in 2002, primarily due to market driven valuation adjustments on residual interest asset- and mortgage-backed securities in 2002. Non-interest expense also grew compared to the same periods in 2002, reflecting increased compensation costs corresponding to employee and business growth caused by the higher production levels.

The carrying value of the Company’s mortgage servicing rights increased to $3.3 billion at September 30, 2003 from $2.4 billion at June 30, 2003, reflecting the impact of record loan production and hedge accounting valuation increases (corresponding to the increase in interest rates and resultant decrease in prepayment expectations), partially offset by asset amortization and impairment. The amortization and impairment of mortgage servicing rights, net of the Company’s risk management activities, increased for the third quarter and nine-months ended September 30, 2003, from the same periods in 2002, primarily due to lower net gains from risk management activities relative to the level of mortgage servicing rights amortization and impairment. Refer to Notes 2 and 4 to the Consolidated Financial Statements for further discussion of the Company’s risk management strategies for mortgage servicing rights.

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

	Third Quarter				Nine Months

Period ended September 30, ($ in millions)	2003	2002	Change	%	2003	2002	Change	%

Revenue
Insurance premiums and service revenue earned	$778	$697	$81	12	$2,229	$1,967	$262	13
Investment income	76	16	60	375	137	128	9	7
Other income	30	28	2	7	88	78	10	13

Total revenue	884	741	143	19	2,454	2,173	281	13
Insurance losses and loss adjustment expenses	557	512	45	9	1,691	1,521	170	11
Acquisition and underwriting expense	225	184	41	22	553	479	74	15
Premium tax and other expense	17	17	—	—	53	55	(2)	(4)

Income before income taxes	85	28	57	204	157	118	39	33
Income tax expense	28	8	20	250	51	35	16	46

Net income	$57	$20	$37	185	$106	$83	$23	28

Net income from Insurance operations totaled $57 million and $106 million for the third quarter and nine months ended September 30, 2003, respectively, compared to $20 million and $83 million for the same periods in 2002. The increases in net income in 2003 were attributable mainly to lower net capital losses than those incurred during 2002, which included the write-down of certain investment securities.

Insurance premiums and service revenue earned at GMAC Insurance and its subsidiaries was $778 million and $2,229 million for the third quarter and nine months ended September 30, 2003, respectively, compared to $697 million and $1,967 million for the same periods in 2002. The increases over 2002 were due primarily to higher average revenue for mechanical extended service contracts (from a shift to longer term plans) and higher rates and policy volume for personal auto insurance businesses.

The increases in investment income were attributable principally to lower levels of other than temporary impairment write-downs recognized on the investment portfolio as compared to 2002. For the nine months ended September 30, 2002, $62 million in impairment charges were recorded as compared to $41 million for the first nine months of 2003. Management performs analyses of individual securities and concludes that those for which recovery to cost is not foreseeable are other than temporarily impaired. The carrying values of these securities are written down to market value, with the resulting loss recognized in earnings.

Total expenses amounted to $799 million and $2,297 million for the third quarter and nine months ended September 30, 2003, compared to $713 million and $2,055 million for the same periods in 2002. The increases in 2003 were primarily attributable to insurance losses and loss adjustment expenses along with acquisition and underwriting expenses. These components of expenses increased commensurately with increases in revenue earned.

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

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Funding and Liquidity

Funding Sources and Strategy

GMAC’s liquidity, as well as its ongoing profitability, in large part depends upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. The Company’s strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base. As an important part of its overall funding and liquidity strategy, the Company maintains substantial credit facilities aggregating $53 billion, which provide back-up liquidity and represent additional funding sources, if required. As further discussed in Note 5 to the Consolidated Financial Statements, the Company renewed certain of these facilities in June 2003. The Funding and Liquidity section in the Company’s 2002 Annual Report on Form 10-K provides further discussion of GMAC’s funding sources and strategy.

The following table summarizes GMAC’s funding sources for the periods indicated.

	Outstanding

	September 30,	December 31,
($ in millions)	2003	2002

Commercial paper	$11,802	$13,393
Institutional term debt	99,611	95,336
Retail debt programs	33,355	27,368
Secured financings	48,812	20,296
Bank loans, master notes and other	29,159	23,578

Total debt (a)	222,739	179,971
Off-balance sheet securitizations (b)	27,470	31,744

Total funding	$250,209	$211,715

Leverage covenant ratio	8.7:1	(c )

(a)	Excludes fair value adjustment as described in Note 5 to the Consolidated Financial Statements.

(b)	Represents net funding on securitizations of automotive finance receivables accounted for as sales under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as further described in Note 8 in the Company’s 2002 Annual Report on Form 10-K. For the purposes of this analysis, securitizations of mortgage loans are excluded.

(c)	As described in Note 5 to the Consolidated Financial Statements, the Company’s liquidity facilities contain a leverage covenant ratio of 11:1 which, beginning June 2003, excludes from debt, securitization transactions that are accounted for on-balance sheet as secured financings (as summarized in the foregoing table). GMAC’s debt to equity ratio was 11.2:1 and 10.3:1, as of September 30, 2003 and December 31, 2002, respectively, as determined by generally accepted accounting principles in the United States of America, which was the former basis for the leverage covenant ratio.

The Company’s worldwide borrowing costs (including the effects of derivatives) for the third quarter and nine months ended September 30, 2003 averaged 3.62% and 3.70%, respectively, as compared to 4.22% and 4.34% for the same periods in 2002. The reduction in borrowing costs is reflective of the overall decrease in market interest rates over the past year. Despite a tightening of credit spreads in the third quarter of 2003, GMAC is experiencing historically high unsecured borrowing spreads due to volatility in the capital markets, combined with weakness in the automotive sector of the corporate bond markets and concerns regarding the financial outlook of GM. In response to this challenging environment, the Company’s funding efforts, in addition to unsecured debt sources, continue to emphasize securitization (including those accounted for as secured financings) and retail debt programs. In an effort to further diversify its funding and liquidity sources, the Company (beginning in June 2003) began executing retail automotive portfolio sales transactions in which GMAC does not retain any interest in the underlying receivables, transferring the credit risk to the purchaser. During the nine months ended, September 30, 2003, the Company executed two such sales aggregating $4 billion. Management expects to continue to use diverse funding sources to maintain its financial flexibility and expects that access to the capital markets will be sufficient to meet the Company’s funding needs.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Credit Ratings

Substantially all of the Company’s debt has been rated by nationally recognized statistical rating organizations. As of November 12, 2003, all GMAC ratings were within the investment grade category. Concerns over the competitive and financial strength of GM, including how it will fund its pension and retiree health care liabilities, resulted in the Company experiencing a series of negative rating actions in 2003, as summarized in the following table.

	Senior	Commercial
Rating Agency	Debt	Paper	Outlook	Date of Last Action

Fitch	BBB+	F-2	Negative	June 19, 2003
Moody’s	A3	Prime-2	Negative	June 13, 2003
S&P	BBB	A-2	Negative	April 10, 2003	*
DBRS	A (low)	R-1 (low)	Stable	April 22, 2003

*	On October 21, 2003, S&P affirmed GMAC’s ratings of BBB for senior debt, and A-2 for commercial paper, while maintaining a rating outlook of negative.

Off-balance Sheet Activities

The Company uses off-balance sheet entities as part of its operating and funding activities. For further discussion of GMAC’s use of off-balance sheet entities, refer to the Off-balance Sheet Activities section of Management’s Discussion and Analysis in GMAC’s 2002 Annual Report on Form 10-K. The amounts outstanding in off-balance sheet facilities has decreased since December 31, 2002 as the Company continues to utilize securitization transactions that, while similar in legal structure to off-balance sheet securitizations, are accounted for as secured financings (see Note 5 to the Consolidated Financial Statements for the amount of assets held as collateral in secured financing transactions). The following table summarizes assets carried in off-balance sheet entities.

	September 30,	December 31,
(in billions)	2003	2002

Securitization (a)
Retail finance receivables	$11.4	$16.2
Wholesale loans	17.3	17.4
Mortgage loans	77.3	90.4

Total securitization	106.0	124.0
Other off-balance sheet activities
Mortgage warehouse	13.9	13.5
Other mortgage	9.5	8.2

Total off-balance sheet activities	$129.4	$145.7

(a)	Represents securitizations of automotive finance receivables and mortgage loans accounted for as sales under SFAS No. 140, as further described in Note 8 in the Company’s 2002 Annual Report on Form 10-K.

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

SFAS No. 150 — In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial condition or results of operations.

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

Management’s Discussion and Analysis
General Motors Acceptance Corporation

FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity in order to decide whether to consolidate that entity. FIN 46 requires a variable interest entity to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 does not impact the consolidation guidance for qualifying special purpose entities (QSPEs), as described in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Upon its original issuance, FIN 46 was to be effective the first interim or annual period beginning after June 15, 2003 (i.e., July 1, 2003 for GMAC) for interests in variable interest entities in existence on January 31, 2003, and effective February 1, 2003 for variable interest entities created on or after such date. On October 8, 2003, the FASB decided to allow companies additional time to complete the evaluation of variable interest entities that existed prior to February 1, 2003, deferring the implementation date for such variable interest entities until December 31, 2003 for calendar year companies while encouraging earlier application. Because GMAC had already completed the evaluation of variable interest entities, the provisions of FIN 46 were applied effective July 1, 2003. Most of the Company’s variable interests are structured as qualifying special purpose entities and, therefore, are exempt from FIN 46. For GMAC’s interests in variable interest entities, a primary beneficiary analysis was performed. In the course of performing this analysis, management revised GMAC’s involvement in certain of the entities, which impacted the resulting consolidation treatment. After such revisions, the application of the consolidation provisions of FIN 46 resulted in an increase in assets and liabilities of approximately $3.7 billion, with no material impact on the Company’s results of operations or statement of cash flows. Refer to Note 8 of the Consolidated Financial Statements for further discussion of GMAC’s involvement with variable interest entities.

Consolidated Operating Results

The following section provides a discussion of GMAC’s consolidated results of operations when compared with the same respective period in the prior year as displayed in the Consolidated Statement of Income. The individual business segment sections of this MD&A provide further discussion of the operating results.

Revenues

Total financing revenue increased by $564 million and $1,335 million, respectively, in the third quarter and nine months ended September 30, 2003. The primary reason for the increase was growth in the consumer automotive portfolio from GM-sponsored special rate financing programs and the increased use of secured financing structures in the Mortgage operations along with increased interest income earned on higher balances of mortgage loans held for sale. Total financing revenue was adversely affected by a reduction in net operating lease revenue attributable to a continued decrease in the Company’s average operating lease portfolio and lower earning rates. Year-to-date operating lease revenues were also negatively impacted by lower gains on remarketed vehicles.

Commensurate with the increase in debt to fund the growth in assets, interest and discount expense increased by $247 million and $589 million for the third quarter and nine months ended September 30, 2003, respectively. The provision for credit losses decreased $34 million and $344 million in the third quarter and nine months ended September 30, 2002, respectively. Lower loss provisions in the commercial financing portfolio and slower retail automotive asset growth, more than offset the increase in the provision caused by the growth in on-balance sheet mortgage assets. A combination of volume and rate increases in the Company’s Insurance operations resulted in an increase in insurance premiums and service revenue earned in 2003, as compared to 2002.

Mortgage banking income increased in 2003 by $503 million for the nine months ended September 30, 2003 as increased loan production and higher pricing margins generated an increase in gains from the sale of mortgage loans. Despite these gains, mortgage banking income declined in the third quarter by $295 million from the comparable period in 2002 primarily as a result of lower net gains from risk management activities on the mortgage servicing right asset.

Investment income increased in 2003 due to other than temporary impairment charges taken in 2002 on both the Insurance operation’s investment portfolio as well as on certain mortgage-backed securities.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Expenses

Compensation and benefits expense increased by $134 million and $372 million, respectively, for the third quarter and nine months ended September 30, 2003. The primary reason for the increase in compensation and benefits expense was higher employee costs at the Company’s Mortgage operations, consistent with the increased production levels. The increase in insurance losses and loss adjustment expenses was largely due to higher written premium and service revenue volumes.

Other operating expense increased $10 million and $324 million, respectively, for the third quarter and nine months ended September 30, 2003. Contributing to the increase were higher expenses associated with the international automotive full service leasing business, as this business continues to expand geographically. In addition, year-to-date other operating expenses were negatively impacted by operating costs associated with the increased loan production in the Company’s Mortgage operations. The Company’s effective tax rate was 37.2% and 37.7% for the third quarter and nine months ended September 30, 2003, which was consistent with the comparable periods in 2002.

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

Other Information
General Motors Acceptance Corporation

Legal Proceedings

The Company did not become a party to any material pending legal proceedings during the nine-months ended September 30, 2003, or during the period from September 30, 2003 to the filing date of this report.

Exhibits and Reports on Form 8-K

(a)	Exhibits — The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report and such Index is incorporated herein by reference.

(b)	Reports on Form 8-K — The Company filed the following Current Reports on Form 8-K during the third quarter:

•	On July 17, 2003, under Item 9, Regulation FD Disclosure, summarizing financial results for the quarter ended June 30, 2003.*

No other reports on Form 8-K were filed during the third quarter; however,

•	On October 15, 2003, under Item 12, Results of Operations and Financial Condition, summarizing financial results for the quarter ended September 30, 2003.*

*	Pursuant to General Instruction B of Form 8-K the reports submitted under Item 9 and Item 12 are not deemed to be “filed” for the purpose of Section 18 of the Securities and Exchange Act of 1934 and not subject to the liabilities of that section. GMAC is not incorporating, and will not incorporate by reference these reports into a filing under the Securities Act or the Exchange Act.

Signatures
General Motors Acceptance Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 12th day of November 2003.

General Motors Acceptance Corporation
(Registrant)

/s/ WILLIAM F. MUIR

William F. Muir
Executive Vice President and
Chief Financial Officer

/s/ LINDA K. ZUKAUCKAS

Linda K. Zukauckas
Controller and Principal Accounting Officer

Index of Exhibits
General Motors Acceptance Corporation

Exhibit	Description	Method of Filing

3.1	Certificate of Incorporation of GMAC Financial Services Corporation dated February 20, 1997	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-3754); incorporated herein by reference.

3.2	Certificate of Merger of GMAC and GMAC Financial Services Corporation dated December 17, 1997	Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-3754); incorporated herein by reference.

3.3	By-Laws of General Motors Acceptance Corporation as amended through March 17, 2003	Filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 1-3754); incorporated herein by reference.

4.1	Form of Indenture dated as of July 1, 1982 between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115; incorporated herein by reference.

4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653; incorporated herein by reference.

4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236; incorporated herein by reference.

4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183; incorporated herein by reference.

4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705; incorporated herein by reference.

4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463; incorporated herein by reference.

4.2	Form of Indenture dated as of September 24, 1996 between the Company and The Chase Manhattan Bank, Trustee, relating to SmartNotes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023; incorporated herein by reference.

4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207; incorporated herein by reference.

4.3	Form of Indenture dated as of October 15, 1985 between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 2-99057; incorporated herein by reference.

4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-4661; incorporated herein by reference.

4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company’s Registration Statement No. 33-6717; incorporated herein by reference.

4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company’s Registration Statement No. 33-12059; incorporated herein by reference.

4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company’s Registration Statement No. 33-26057; incorporated herein by reference.

Index of Exhibits
General Motors Acceptance Corporation

Exhibit	Description	Method of Filing

4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company’s Registration Statement No. 33-31596; incorporated herein by reference.

4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

4.3.7	Form of Seventh Supplemental Indenture dated as of June 15, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

4.4	Form of Indenture dated as of December 1, 1993 between the Company and Citibank, N.A., Trustee, relating to Medium-Term Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 33-51381; incorporated herein by reference.

4.4.1	Form of First Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.4	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-59551; incorporated herein by reference.

12	Computation of ratio of earnings to fixed charges	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that Section. In addition Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.