Form 10-K
period 2003-12-31
GENERAL MOTORS ACCEPTANCE CORP
filed 2004-03-09
CIK 40729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number: 1-3754

GENERAL MOTORS ACCEPTANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-0572512 (I.R.S. Employer Identification No.)

200 Renaissance Center

P.O. Box 200 Detroit, Michigan
48265-2000
(Address of principal executive offices)
(Zip Code)

(313) 556-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

8.75% Notes due July 15, 2005	10.00% Deferred Interest Debentures due December 1, 2012
6 5/8% Notes due October 15, 2005	10.30% Deferred Interest Debentures due June 15, 2015
6 1/8% Notes due January 22, 2008	7.30% Public Income NotES (PINES) due March 9, 2031
8 7/8% Notes due June 1, 2010	7.35% Notes due August 8, 2032
6.00% Debentures due April 1, 2011	7.25% Notes due February 7, 2033

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

As of December 31, 2003, there were outstanding 10 shares of the issuer’s $.10 par value common stock.

Documents incorporated by reference. None.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Contents
Part I
Part II
Part III
Part IV
Signatures
Index of Exhibits
Computation of Ratio of Earnings to Fixed Charges
Independent Auditor's Consent
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certifications Pursuant to Section 1350

INDEX
General Motors Acceptance Corporation

		Page

Part I
Item 1.	Business	1
Item 2.	Properties	1
Item 3.	Legal Proceedings	1
Item 4.	Submission of Matters to a Vote of Security Holders	*

Part II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	1
Item 6.	Selected Financial Data	1
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	1
Item 8.	Financial Statements and Supplementary Data	2
	Management’s Responsibility for Preparation of Financial Information	42
	Independent Auditors’ Report	43
	Consolidated Statement of Income	44
	Consolidated Balance Sheet	45
	Consolidated Statement of Changes in Stockholder’s Equity	46
	Consolidated Statement of Cash Flows	47
	Notes to Consolidated Financial Statements	48
	Supplementary Financial Data	83
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	2
Item 9A.	Controls and Procedures	2

Part III
Item 10.	Directors and Executive Officers of the Registrant	*
Item 11.	Executive Compensation	*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
Item 13.	Certain Relationships and Related Transactions	*
Item 14.	Principal Accountant Fees and Services	2

Part IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	3
Signatures		4
Index of Exhibits		5

* Item is omitted pursuant to the Reduced Disclosure Format, as set forth on the cover page of this filing.

Contents
General Motors Acceptance Corporation

Part I

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

The Company had 32,205 and 31,936 employees worldwide as of December 31, 2003 and 2002, respectively. A description of the Company’s business segments, along with the products and services offered and the market competition, is contained in the individual business segment Operations sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, which begins on page 9.

Item 2. Properties

The Company owns three properties in southeastern Michigan that were transferred from GM in 2000. GM leases these properties from GMAC. Automobiles, office equipment and other real properties owned and in use by the Company are not significant in relation to the total assets of the Company. GMAC primarily operates from leased office space.

Item 3. Legal Proceedings

GMAC is subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against it.

GMAC and its subsidiaries are named as defendants in a number of legal actions and from time to time involved in governmental proceedings arising in connection with GMAC’s respective businesses. Some of the pending actions purport to be class actions. The Company establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. Based on information currently available, advice of counsel, available insurance coverage and established reserves, it is the opinion of management that the eventual outcome of the actions against GMAC will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of legal matters, if unfavorable, may be material to the Company’s consolidated financial condition, results of operations or cash flows.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company is a wholly-owned subsidiary of General Motors and, accordingly, there is no market for the Company’s common stock. The Company paid dividends to General Motors of $1 billion in 2003 and $400 million in 2002. No dividends were paid in 2001.

Item 6. Selected Financial Data

Refer to the Financial Highlights on page 7.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) begins on page 8. The MD&A contains various forward-looking statements within the meaning of applicable federal securities laws that are based upon GMAC’s current expectations and assumptions concerning future events, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Refer to the Market Risk section beginning on page 37.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements, together with the notes thereto and the reports of Management and of Deloitte & Touche LLP dated January 20, 2004, begin on page 42. Unaudited supplementary financial data for each quarter within the two years ended December 31, 2003, is included on page 83.

GMAC’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are available on the Company’s Internet website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the United States Securities and Exchange Commission. These reports are available at www.gmacfs.com, under Investment, Financial Statements and SEC Filings.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, GMAC’s Chairman (Principal Executive Officer), and GMAC’s Executive Vice President and Chief Financial Officer (Principal Financial Officer) evaluated, with the participation of GMAC’s management, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, GMAC’s Principal Executive and Principal Financial Officers each concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 14. Principal Accountant Fees and Services

The Company retained Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively Deloitte & Touche) to audit its consolidated financial statements for the year ended December 31, 2003. The Company and its subsidiaries also retained Deloitte & Touche, as well as other accounting and consulting firms, to provide various other services in 2003.

The aggregate fees billed to the Company for professional services performed by Deloitte & Touche were as follows:

December 31, (in millions)	2003	2002

Audit fees (a)	$21	$14
Audit-related fees (b)	3	1
Tax fees (c)	4	1

Subtotal	28	16
All other fees (d)	1	2

Total principal accountant fees	$29	$18

(a)	Audit fees pertain to the audit of the Company’s annual consolidated financial statements, including reviews of the interim financial statements contained in the Company’s Quarterly Reports on Form 10-Q and completion of statutory reports. Also included in this category are $9 million in 2003 and $5 million in 2002 of fees for services such as comfort letters to underwriters in connection with debt issuances, attest services, consents to the incorporation of the Deloitte & Touche audit report in publicly filed documents, and assistance with and review of documents filed with the Securities and Exchange Commission.
(b)	Audit-related fees pertain to assurance and related services that are traditionally performed by the principal accountant, including employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with proposed or consummated acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.
(c)	Tax fees pertain to services performed for tax compliance, tax planning, and tax advice, including preparation of tax returns and claims for refund and tax payment-planning services. Tax planning and advice also includes assistance with tax audits and appeals, and tax advice related to specific transactions.
(d)	All other fees pertain to financial information systems design and implementation, litigation support and assistance with the implementation of non-financial systems.

In addition to the fees for services included in the table above, the Company was allocated fees of $272 thousand from its parent, GM. These amounts pertain to services such as the preparation of tax returns for personnel on international assignment and assistance to the internal audit staff, prior to the termination of such services. These services were contracted at the discretion of and paid by GM.

The services performed by Deloitte & Touche in 2003 were pre-approved in accordance with the pre-approval policy and procedures adopted by the GM Audit Committee at its August 5, 2002 meeting, and as subsequently revised. This policy requires that during its first meeting of the fiscal year, the GM Audit Committee will be presented, for approval, a description of the Audit-Related, Tax and Other services expected to be performed by the principal accountant during the fiscal year. Any requests for such services in excess of $1 million not contemplated during the first meeting must be submitted to the GM Audit Committee for specific pre-approval. Requests for services less than $1 million must be pre-approved by the Chairman of the GM Audit Committee, and reported to the full Committee at its next regularly scheduled meeting. Proposed fees for Audit services are presented to the GM Audit Committee for approval in May each year.

The GM Audit Committee determined that all services provided by Deloitte & Touche during 2003 were compatible with maintaining their independence as principal accountants.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report. Such Index is incorporated herein by reference. Certain financial statement schedules have been omitted because prescribed information has been incorporated into the Consolidated Financial Statements or notes thereto.

The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 2003:

•	On October 15, 2003, under Item 12, Results of Operations and Financial Condition, summarizing financial results for the quarter ended September 30, 2003.

•	On December 3, 2003, under Item 5, Other Events, summarizing the decision to retain GMAC’s commercial mortgage business.

No other reports on Form 8-K were filed during the quarter ended December 31, 2003; however,

•	On January 20, 2004, under Item 12, Results of Operations and Financial Condition, the Company filed a Current Report on Form 8-K summarizing financial results for the year and quarter ended December 31, 2003.

•	On February 11, 2004, under Item 5, Other Events, the Company filed a Current Report on Form 8-K announcing certain executive appointments.

Pursuant to General Instruction B of Form 8-K, reports submitted under Item 12 are not deemed to be “filed” for the purpose of Section 18 of the Securities and Exchange Act of 1934 and are not subject to the liabilities of that section. GMAC is not incorporating, and will not incorporate by reference, these reports into a filing under the Securities Act or the Exchange Act.

Signatures
General Motors Acceptance Corporation

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of March, 2004.

General Motors Acceptance Corporation
(Registrant)

/s/ ERIC A. FELDSTEIN
________________________________________ Eric A. Feldstein
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 9th day of March, 2004.

/s/ ERIC A. FELDSTEIN Eric A. Feldstein Chairman and Director	/s/ W. ALLEN REED W. Allen Reed Director and GMAC Audit Committee Chairman

/s/ WILLIAM F. MUIR William F. Muir President and Director	/s/ WALTER G. BORST Walter G. Borst Director and GMAC Audit Committee Member

/s/ SANJIV KHATTRI Sanjiv Khattri Executive Vice President, Chief Financial Officer and Director	/s/ JOHN M. DEVINE John M. Devine Director and GMAC Audit Committee Member

/s/ RICHARD J. S. CLOUT Richard J. S. Clout Executive Vice President, President, International Operations and Director	/s/ GARY L. COWGER Gary L. Cowger Director

/s/ JOHN E. GIBSON John E. Gibson Executive Vice President, President, North American Operations and Director	/s/ G. RICHARD WAGONER, JR. G. Richard Wagoner, Jr. Director

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

The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that Section. Further, the following exhibit shall not be deemed to be incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

Financial Highlights (unaudited)
General Motors Acceptance Corporation

As of or for the year ended December 31,
(in millions)	2003	2002	2001	2000	1999

Financing, mortgage, insurance and other income (a)	$22,628	$20,006	$19,257	$17,810	$15,021
Interest and discount expense	(7,564)	(6,835)	(7,729)	(8,423)	(6,713)
Provision for credit losses	(1,608)	(2,028)	(1,472)	(602)	(471)

Total net revenue	13,456	11,143	10,056	8,785	7,837
Noninterest expense	(9,072)	(8,202)	(7,257)	(6,229)	(5,350)

Income before income tax expense	4,384	2,941	2,799	2,556	2,487
Income tax expense	(1,591)	(1,071)	(1,047)	(954)	(960)
Cumulative effect of accounting change (b)	—	—	34	—	—

Net income	$2,793	$1,870	$1,786	$1,602	$1,527
Dividends paid	$1,000	$400	—	$1,377	$75
Total assets	$288,163	$227,728	$192,855	$168,598	$149,014
Debt	$238,862	$183,232	$151,806	$133,207	$121,049
Stockholder’s equity	$20,236	$17,831	$16,134	$14,040	$11,122

(a)	Net of depreciation expense on operating lease assets and amortization and impairment (considered to be temporary) of mortgage servicing rights.
(b)	Refer to Notes 1 and 16 to the Consolidated Financial Statements.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Overview

GMAC is a leading global financial services firm with over $288 billion of assets and operations in 41 countries. Founded in 1919 as a wholly-owned subsidiary of General Motors Corporation, GMAC was established to provide GM dealers with the automotive financing necessary for the dealers to acquire and maintain vehicle inventories and to provide retail customers the means by which to finance vehicle purchases through GM dealers. GMAC products and services have expanded beyond automotive financing and GMAC currently operates in three primary business segments — Financing, Mortgage and Insurance operations. Refer to the separate business segment operations discussions in this MD&A for a description of the operating segments activities and results of operations.

Operating Summary

Net income for GMAC’s business segments is summarized as follows:

Year ended December 31, ($ in millions)	2003	2002

Financing (a)	$1,360	$1,239
Mortgage	1,254	544
Insurance	179	87

Net income	$2,793	$1,870

Return on average equity	14.4%	11.0%

(a)	Includes North American and International operations business segments, separately identified in Note 23 to the Consolidated Financial Statements.

GMAC earned consolidated net income of $2,793 million in 2003, up nearly 50% from the $1,870 million earned in 2002. These earnings are a record for GMAC, with 2003 representing the ninth consecutive year of annual income growth. The record results were in large part due to a significant increase in earnings at the Company’s Mortgage operations, together with increases in net income in GMAC’s other business segments.

In 2003, net income from Financing operations totaled $1,360 million, up $121 million from the $1,239 million earned in the prior year. Earnings improved as lower credit loss provisions (primarily in the commercial loan portfolio) and increased revenues from higher asset levels offset the unfavorable impact of narrower net interest margins.

GMAC Mortgage Group, Inc. earned a record $1,254 million in 2003, more than double the $544 million earned in 2002. Earnings improved significantly at all three mortgage companies, as operating results benefited from the low interest rate environment in 2003. The interest rate environment led to increased production and securitization volume, higher pricing margins for residential mortgages, increased gains from the sale and securitization of loans, and increased financing income from mortgage loans held for investment.

GMAC Insurance Holdings, Inc. generated net income of $179 million in 2003, up $92 million from the $87 million earned in 2002. This increase reflects both higher premiums and underwriting volume, combined with an increase in investment income resulting from reduced levels of impairment in 2003, as compared to 2002, related to the Insurance Group’s investment portfolio.

As summarized in the Supplementary Financial Data appearing on page 83, GMAC’s quarterly earnings of $630 million were a fourth quarter record and a 20% increase from the $524 million earned in the final quarter of 2002. For the quarter, net income from Financing operations totaled $342 million, up from $334 million earned in the fourth quarter of 2002. GMAC Insurance Holdings, Inc. had net income of $73 million in the fourth quarter of 2003, up from the $5 million earned in the same period the prior year. GMAC Mortgage Group, Inc. earned $215 million in the fourth quarter, up over 16% from the $185 million earned in the fourth quarter of 2002.

Outlook

The level of GMAC’s profitability and the outlook in 2004 are expected to be influenced by the following key business issues:

•	Funding and liquidity — GMAC’s ability to adequately fund the business at attractive rates is a key component of the Company’s future profitability. During 2002 and the first half of 2003, the Company experienced a series of negative credit rating actions resulting in the downgrade of GMAC’s credit ratings to historical low levels. Similarly, during this time GMAC’s unsecured borrowing spreads significantly widened. However, through the use of a funding strategy focused on diversified sources of liquidity, the Company has been able to successfully fund the growth in assets over the past two years. Although GMAC’s unsecured debt ratings have remained unchanged, the Company recently (beginning in the third quarter of 2003) has experienced tightening in unsecured credit spreads and expects, given current market conditions, to have sufficient access to the capital markets to meet future funding demands. In the event of deterioration in the funding environment, management will adjust the funding and business strategy as necessary to meet GMAC’s liquidity requirements although the funding may be at higher rates than the Company currently experiences.

•	Consumer credit risk — GMAC is exposed to credit risk on the portfolio of consumer automotive finance receivables and residential mortgage loans held for investment, as well as on the interests retained from the Company’s securitization activities of these asset classes. Credit losses in GMAC’s consumer portfolio are influenced by general business and economic

Management’s Discussion and Analysis
General Motors Acceptance Corporation

conditions of the countries in which the Company operates. The Company actively manages its credit risk and believes that, as of December 31, 2003, it is adequately reserved for losses inherent in the portfolio. However, a negative change in economic factors (particularly in the U.S. economy) could adversely impact the Company’s future earnings. As GMAC’s finance receivables and loans are generally collateralized, the severity of losses are particularly sensitive to a decline in used vehicle and residential home prices. In addition, the overall frequency of losses would be negatively influenced by an increase in macro-economic factors such as unemployment rates and consumer bankruptcy filings.

•	Automotive lease residuals — Over the past few years, the Company has experienced declining results in the remarketing of off-lease vehicles in the consumer portfolio. The decline in remarketing results is primarily attributable to a soft market for used vehicles, caused by the excess supply of off-lease vehicles and pricing pressures in the new vehicle market. Despite expected continued intense price competition in the new vehicle market, management expects in 2004 that remarketing results will improve in the United States. The expected improvement is due to a forecast decline in the volume of vehicles coming off-lease and being sold into the used vehicle market and the fact that the underlying contractual residual values (on the current portfolio) are lower than the residuals established on prior years volume. Over the past several years, residual values on vehicles have been adjusted downward in response to the historical decline in off-lease vehicle results.

•	Residential mortgage market — GMAC’s 2003 earnings benefited significantly from the strength of the U.S. residential mortgage market. The historically low market interest rates in 2003 produced record loan production volumes and improved pricing margins, while continued home price appreciation in the U.S. residential real estate markets benefited the Company’s credit loss experience. Management expects residential mortgage industry volume to decline in 2004, as compared to the 2003 levels. While the expected volumes will still represent historically strong levels, the decreased production levels will negatively impact 2004 earnings, as compared to 2003 results. Additionally, a weakening in U.S. home prices could negatively impact residential mortgage losses, resulting in a decrease in mortgage banking income.

Business Segments

GMAC offers financing, mortgage and insurance products and services to customers throughout the world.

GMAC Financial Services

Financing Operations	Mortgage Operations	Insurance Operations

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
  Guaranteed Asset Protection
    (GAP) Insurance
Commercial Insurance
  Automotive Dealer Inventory
    Insurance
  Property and Casualty Reinsurance
Personal Vehicle Insurance
  Automobile
  Recreational Vehicle
Motorcycle

Management’s Discussion and Analysis
General Motors Acceptance Corporation

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

Consumer Automotive Financing

GMAC provides vehicle financing to consumers through automotive dealerships around the world under the GMAC, GMAC Bank GmbH, Holden Financial Services, Saab Financial Services, On:line Finance and Nuvell Credit brand names. The Company primarily deals with franchised General Motors dealers. In most cases, GMAC purchases retail installment sale contracts (retail contracts) and lease contracts (leases) for new and used vehicles from GM-affiliated dealers. In some markets outside the United States, GMAC is a direct lender to the consumer. For purposes of discussion in this Financing Operations section of this MD&A, the loans related to GMAC’s direct automotive lending activities are referred to as retail contracts. The following discussion centers on the Company’s operations in the United States, which are generally reflective of GMAC’s global business practices; however, certain countries have unique statutory or regulatory requirements that impact business practices. The effects of such requirements are not significant to the Company’s consolidated financial condition, results of operations or cash flows.

The following table summarizes GMAC’s new vehicle consumer financing volume and the Company’s share of GM retail sales.

	GMAC volume			Share of GM retail sales

Year ended December 31, (units in thousands)	2003	2002	2001	2003	2002	2001

GM vehicles
North America
Retail contracts	1,430	1,595	1,726	35%	37%	40%
Leases	418	535	534	10%	12%	12%

Total North America	1,848	2,130	2,260	45%	49%	52%
International (retail contracts and leases)	415	433	394	34%	34%	29%

Total GM vehicles	2,263	2,563	2,654	43%	46%	47%

Non-GM vehicles	85	78	64

Total consumer automotive financing volume	2,348	2,641	2,718

General Motors may elect to sponsor incentive programs (on both retail contracts and leases) by supporting financing rates below standard rates at which GMAC purchases retail contracts. Such purchase incentives are also referred to as rate support or subvention. General Motors pays the present value difference between the customer rate and GMAC’s standard rates either directly or indirectly to GM dealers. GMAC purchases these contracts at a discount, which is deferred and recognized as a yield adjustment over the life of the contract. GM may also provide incentives on leases by supporting residual values (established at lease inception) in excess of GMAC’s standard residual values and by reimbursing the Company to the extent vehicle remarketing proceeds are less than contract residual. Such lease incentives are also referred to as residual support, as further discussed in the Residual Risk Management portion of the Financing Operations section of this MD&A. The following table summarizes the percentage of the Company’s annual retail contract and lease volume that includes GM sponsored incentives.

Year ended December 31,	2003	2002	2001

North America	78%	84%	85%
International	62%	57%	50%

GM’s decisions to use rate and residual incentives for marketing purposes on consumer retail contracts and leases can have a significant effect on the business of the Company. For example, in the mid-1990s, GM’s marketing efforts consisted primarily of rate and residual incentives on consumer leases. As a result, the Company’s lease portfolio increased from $11 billion in 1993 to $30 billion at the end of 1999. Over the past few years, GM has used rate subvention on retail contracts to market vehicles in the United States. In particular, GM began to aggressively use special rate financing incentives in the fourth quarter of 2001, in response to the economic conditions caused by the September 11 tragedy (through the “Keep America Rolling” program) and has continued to use similar incentives as a marketing strategy. As a result of the retail financing incentives, GMAC’s consumer automotive retail contract portfolio has increased by 64% since September 2001. GMAC’s 2003 financing volume and penetration share decreased from the levels experienced in 2001 and 2002, but continues to reflect traditionally high levels, as a result of GM’s continued use of financing incentives. The decreases as compared to the previous years are indicative of the large initial impact in 2001 and 2002 from GM’s “Keep America Rolling” special rate financing campaign and the fact that the impact of incentive programs on consumers diminishes the longer they are in place. Leasing volume continued to decline in 2003 as GM continued to

Management’s Discussion and Analysis
General Motors Acceptance Corporation

focus on financing incentives for retail contracts, as opposed to consumer leases.

Consumer Credit Approval

Based on information provided by the dealer, the Company performs a credit review prior to purchasing a retail contract or lease from the dealer. As part of this process GMAC evaluates, among other things, the following factors:

•	The consumer’s credit history, including any prior experience with GMAC,

•	The asset value of the vehicle and the amount of equity (downpayment) in the vehicle, and

•	The term of the retail contract or lease.

GMAC uses a proprietary credit scoring system to support this credit approval process and to manage the credit quality of the portfolio. Credit scoring is used to differentiate credit applicants in terms of expected default rates. This enables the Company to properly evaluate credit applications for approval and to tailor the pricing and financing structure based on this assessment of credit risk. The Company’s credit scoring models are periodically reviewed and updated based on historical information and current trends. However, these actions by management do not eliminate credit risk. Improper evaluations of contracts for purchase and changes in the borrower financial condition subsequent to approval could negatively affect the quality of the Company’s receivables portfolio, resulting in credit losses.

As a part of the contract purchase process, the Company verifies that physical damage insurance is placed on the vehicle, and a security interest is established in the vehicle (for retail contracts).

Servicing

The Company’s servicing activities consist of collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent, maintaining a perfected security interest in the financed vehicle and monitoring physical damage insurance coverage of the vehicle. In the event that a customer fails to comply with the terms of the retail contract or lease, GMAC, after satisfying local legal requirements, is generally able to repossess the vehicle.

GMAC customers have the option to remit payments based on monthly billing statements, coupon books, or electronic funds transfers. Customer payments are processed by regional processing centers that electronically transfer payment data to customer’s accounts. GMAC also utilizes regional customer service centers to process customer requests for changes of address, payoff quotes, copies of contracts and other requests.

Collection activity on a retail contract is initiated when a customer becomes 10 days past due. Accounts 10 days past due receive a late notice. When an account is more than 15 days but less than 40 days past due, a third-party collection service attempts to contact the customer and make payment arrangements. Once an account becomes 40 days past due, specialized collection centers within GMAC begin collection follow-up, with the objective of tracking the account more closely and making appropriate decisions regarding repossession of the vehicle.

During the collection process, GMAC may offer a payment deferral to a customer experiencing temporary financial difficulty. This deferral allows the customer to move the delinquent payment to the end of the contract term. GMAC collects a fee for the deferral calculated in accordance with state regulations. In certain situations, GMAC may offer to renew the remaining obligation, extending the term and thereby lowering the monthly payment obligation. Before offering a deferral or renewal, collection personnel determine the capacity of the customer to meet the revised payment terms and insure that the revision is in the best interest of both the customer and the Company.

Based upon legal and state regulations, GMAC will normally begin repossession activity once an account becomes 90 days past due. Repossession may occur earlier than 90 days past due if management determines that the vehicle is in danger of being damaged, hidden or the customer voluntarily surrenders the vehicle. Repossessions are handled by approved third-party repossession firms. The customer is given a period of time to redeem the vehicle by bringing the account current. If the vehicle is not redeemed, it is sold at auction and proceeds of the sale are credited to the balance outstanding. If the proceeds are not sufficient to cover the outstanding principal balance and any accrued interest, the resulting deficiency is charged-off. Regional asset recovery centers pursue collections on accounts that have already been repossessed and on “skip” accounts when the vehicle cannot be located.

Consumer Credit Risk

Credit losses in the Company’s consumer automotive retail contract and lease portfolio are influenced by general business and economic conditions, such as unemployment, bankruptcy filings and used vehicle prices. The Company analyzes credit losses according to frequency (i.e., the number of contracts that default) and severity (i.e., the magnitude of loss per occurrence of default). GMAC manages credit risk through its contract purchase policy, credit review process (including the proprietary credit scoring system) and servicing capabilities.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The following table summarizes pertinent delinquency and loss experience (as defined by accounts charged-off) in the consumer automotive retail contract portfolio. Consistent with the presentation in the Consolidated Balance Sheet, retail contracts presented in the table represent the principal balance of the finance receivable discounted for any unearned rate support received from General Motors.

					Percent of retail
	Average	Annual charge-offs,			contracts 30 days
	retail	net of recoveries			or more past due (b)
	outstandings
Year ended December 31, ($ in millions)	2003	2003	2002	2001	2003	2002

North America	$85,446	$963	$757	$514	1.99%	2.00%
		1.13%	0.99%	0.97%
International	10,625	216	86	61	3.27%	3.54%
		2.03%	1.01%	0.83%

Total managed (a)	96,071	1,179	843	575	2.25%	2.32%

Off-balance sheet securitized amounts	(12,623)	(55)	(67)	(39)

Total on-balance sheet	$83,448	$1,124	$776	$536
		1.35%	1.10%	1.04%

(a)	Managed includes retail receivables held on-balance sheet for investment and receivables securitized and sold that the Company continues to service, but excludes securitized and sold finance receivables that GMAC continues to service but has no other continuing involvement (i.e., in which GMAC retains an interest or risk of loss in the underlying receivables).
(b)	Past due contracts are calculated on the basis of the average number of contracts delinquent during a month and exclude accounts in bankruptcy.

In addition to the above loss and delinquency data, the following summarizes bankruptcy and repossession information for the United States retail contract portfolio:

Year ended December 31,	2003	2002

Average retail contracts in bankruptcy (in units)	74,563	63,615
Bankruptcies as a percent of average number of contracts outstanding	1.44%	1.31%
Retail contract repossessions (in units)	91,912	85,071
Average repossessions as a percent of finance receivables	1.83%	1.86%

The Company’s allowance for credit losses is intended to cover management’s estimate of incurred losses in the portfolio (refer to the Critical Accounting Estimates section of this MD&A and Note 1 to the Consolidated Financial Statements for further discussion). The following table summarizes the applicable allowance for credit losses as a percentage of total on-balance sheet consumer automotive retail contracts.

December 31, ($ in millions)	2003	2002

Allowance for credit losses	$2,246	$2,163
	2.59%	2.76%

The Company’s consumer automotive leases are operating leases and exhibit different loss performance as compared to consumer automotive retail contracts. Credit losses on the operating lease portfolio are not as significant as losses on retail contracts because lease losses are limited to past due payments, late charges, and fees for excess mileage and excessive wear and tear. Since some of these fees are not assessed until the vehicle is returned, credit losses on the lease portfolio are correlated with lease termination volume. As further described in the Critical Accounting Estimates section of this MD&A, credit risk is considered within the overall depreciation rate and the resulting net carrying value of the operating lease asset. North American operating lease accounts past due over 30 days represented 1.69% and 1.95% of the total portfolio at December 31, 2003 and 2002, respectively.

GMAC’s losses on consumer automotive retail contracts and leases have increased over the past few years despite relatively stable delinquencies and loss frequencies during the same period. The increased losses arise from an increase in loss severity attributable to weaknesses in used vehicle prices (which is further described in the following Lease Residual Risk section). Weaker used vehicle prices increase the loss per occurrence as the Company realizes less upon repossession and disposal of the underlying vehicle. This increase in severity is illustrated by an increase in the average loss incurred per contract on repossessed vehicles in the United States, from $6,877 in 2001 to $8,205 in 2003, as calculated on only those new vehicle retail contracts with a loss. The overall credit quality of the consumer automotive portfolios has remained strong, primarily due to the higher quality of contracts purchased over the past few years because of management’s decision to tighten the contract purchase policy in the late 1990s. In addition, the increased volume of GM rate supported contracts has further enhanced portfolio credit quality. Typically, rate subvented contracts have stronger credit characteristics than non-incentivized contracts, as the former involve buyers who are more likely to have paid cash for the vehicles, in the absence of the attractive financing rates. A recent trend in the U.S. portfolio that could impact future credit performance is the increased volume of retail contracts with contractual terms in the

Management’s Discussion and Analysis
General Motors Acceptance Corporation

60-72 month range, which approximated 24% of U.S. retail contract volume in 2003. Longer-term contracts tend to have an increased loss severity in the event a customer defaults, as less principal reduction would have been made on the outstanding balance. Management will continue to monitor the impact of the longer contract volume on the credit quality of the portfolio and adjust the allowance as necessary. The increase in 2003 losses in the International portfolio was primarily the result of a change in charge-off policy in certain countries to more fully conform with U.S. practices, combined with an increase in losses on the non-prime portfolio.

Lease Residual Risk

With consumer leasing, GMAC purchases leases (and the associated vehicles) from dealerships. The purchase prices of the consumer leases are based on the negotiated price for the vehicle, less vehicle trade-in and downpayment from the customer. Under the lease, the consumer is obligated to make payments in amounts equal to the purchase price, plus lease charges, less the projected residual value of the vehicle at lease maturity. The customer is also responsible for charges for past due payments, excess mileage, and excessive wear and tear.

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

Year ended December 31,	2003	2002	2001

Auction (physical or Internet)	78%	77%	72%
Sale to dealer at a predetermined price	18%	18%	22%
Other (including option exercised by lessee)	4%	5%	6%

The Company primarily utilizes physical auctions and Internet auctions in disposing of vehicles.

•	Physical auctions — GMAC disposes of the majority of its off-lease vehicles, not purchased at termination, through official General Motors sponsored auctions. The Company is responsible for handling decisions at the auction, including arranging for inspections, authorizing repairs and reconditioning and determining whether bids received at auction should be accepted.

•	Internet auctions — In 2000, the Company began offering off-lease vehicles to GM dealers and affiliates through a proprietary Internet site. The Internet sales program was established to increase the net sales proceeds on off-lease vehicles by reducing the time between vehicle return and ultimate disposition (reducing holding costs) and broadening the number of prospective buyers (maximizing proceeds). GMAC maintains the Internet auction site, sets the pricing floors on vehicles, and administers the auction process. The Company earns a service fee for every sale. The Internet sales program has increased significantly since inception and was the remarketing channel for approximately 45% of 2003 off-lease vehicles disposed through auction in the United States (as compared to 40% in 2002 and 35% in 2001).

GMAC bears the risk of loss to the extent that the value of the vehicle upon remarketing is below the residual value estimated at contract inception. GMAC primarily uses published residual guidebook values in establishing standard residual values at contract inception. These projected values may be upwardly adjusted as a marketing incentive if General Motors considers an above-market residual appropriate to encourage consumers to lease vehicles. Such residual support by GM results in a lower monthly lease payment by the consumer. General Motors reimburses GMAC for its portion of these increased residual values, to the extent remarketing sales proceeds are less than the contract residual at termination. In addition to the residual support arrangement, GM shares in residual risk on all off-lease vehicles sold at auction. GMAC and GM share a portion of the loss when resale proceeds fall below the standard residual values on vehicles sold at auction. GM reimburses GMAC for a portion of the difference between proceeds and the standard residual value (limited to a floor).

Lease Residual Risk Management

The Company is exposed to residual risk on vehicles in the consumer lease portfolio. This lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. The following factors most significantly influence lease residual risk:

•	Used vehicle market — The Company is at risk due to changes in used vehicle prices. General economic conditions, off-lease vehicle supply, and new vehicle market prices (of both GM and other manufacturers) most heavily influence used vehicle prices.

•	Initial residual value projections — As previously discussed, the Company establishes residual values at lease inception by consulting independently published guides. These values are projections of expected values in the future (typically between two to four years) based on current assumptions for the respective make and model. Actual realized values will likely differ.

•	GMAC’s remarketing abilities — GMAC’s ability to efficiently process and effectively market off-lease vehicles impacts the disposal costs and the proceeds realized from vehicle sales.

•	General Motors vehicle and marketing programs — GM influences lease residual results in the following ways:

>	GM provides support to GMAC for certain residual deficiencies.

>	The brand image and consumer preference of GM products impact residual risk, as the Company’s lease portfolio consists primarily of GM vehicles.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

>	GM marketing programs that may influence the used vehicle market for GM vehicles, through programs such as incentives on new vehicles, programs designed to encourage lessees to terminate their leases early in conjunction with the acquisition of a new GM vehicle, (referred to as “pull-ahead” programs), and special rate used vehicle programs.

The following table summarizes the volume of lease terminations and resulting income impact in the United States (which represents approximately 70% of the Company’s operating lease portfolio) for the years indicated.

Year ended December 31,	2003	2002	2001

Volume of lease terminations (in units)	580,965	550,122	482,515
Net disposal gains (a) ($ in thousands)	$42,608	$116,586	$137,322
Average net gain per vehicle ($ per unit)	$73	$212	$285

(a)	Net disposal gains represent the difference between remarketing sales proceeds (including GM support payments) and the net carrying value of the asset at lease termination. Because disposal gains or losses are contemplated in the Company’s depreciation policy, such amounts are included in depreciation expense in the Company’s Consolidated Statement of Income. Refer to the Critical Accounting Estimate section of this MD&A for further discussion.

GMAC’s off-lease vehicle results have deteriorated as a result of lower than expected vehicle values at lease termination. As previously discussed, this is largely attributable to weak used vehicle prices due to excess supply of off-lease vehicles, and intense price pressure in the new vehicle market. Additionally, in 2003 the remarketing performance was negatively impacted by the timing of vehicles coming off-lease as a result of GM sponsored pull-ahead programs. Under the pull-ahead programs, customers are incentivized to return their vehicle prior to the scheduled termination of the lease, and to purchase (or lease) a new GM vehicle. As many of these vehicles were returned during a time of seasonally weak demand, remarketing results were adversely affected. The deteriorating remarketing results have been mitigated by GMAC’s aggressive use of the Internet in disposing of off-lease vehicles. This initiative has improved efficiency, reduced costs, and ultimately increased the net proceeds on the sale of off-lease vehicles. In 2004, the volume of lease terminations is expected to decrease significantly from the prior years which should help improve the average remarketing results on off-lease vehicles.

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

The following table summarizes GMAC’s wholesale financing of new vehicles and the Company’s share of GM sales to dealers.

	GMAC volume			Share of GM sales to dealers

Year ended December 31, (thousands of units)	2003	2002	2001	2003	2002	2001

GM vehicles
North America	4,225	4,260	3,811	80%	78%	77%
International	1,892	1,885	1,875	96%	95%	91%

Total GM vehicles	6,117	6,145	5,686	84%	83%	81%

Non-GM vehicles	195	203	167

Total wholesale volume	6,312	6,348	5,853

While GMAC’s financing volume decreased slightly in 2003 (due to a reduction in GM deliveries), it remained at historically high levels. GMAC’s share of financing of GM vehicle sales to dealers increased in 2003 and continued to be the primary funding source for GM dealer inventories.

Credit Approval

Prior to establishing a wholesale line of credit, GMAC performs a thorough credit analysis of the dealer. During this analysis, the Company:

•	Reviews credit reports, financial statements, and may obtain bank references,

•	Evaluates the dealer’s marketing capabilities,

Management’s Discussion and Analysis
General Motors Acceptance Corporation

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

Servicing and Monitoring

GMAC may demand payment of interest and principal on wholesale credit lines at any time. However, unless GMAC terminates the credit line or the dealer defaults, GMAC generally requires payment of the principal amount financed for a vehicle upon its sale or lease by the dealer to the customer. Ordinarily, a dealer has one to five days to satisfy the obligation based on risk and exposure of the account. Interest on floor plan financing is generally payable monthly. Most wholesale financing is structured to yield interest at a floating rate representing a reasonable spread relative to a benchmark interest rate. The spread for a particular dealer is based on, among other things, competitive factors, the amount and status of the dealer’s creditworthiness and various incentive programs.

A statement setting forth billing and account information is prepared by GMAC and distributed on a monthly basis to each dealer. Interest and other non-principal charges are billed in arrears and are required to be paid immediately upon receipt of the monthly billing statement. Dealers remit payments directly to a GMAC office, typically within geographic proximity to the dealer.

Dealers are assigned a credit category based on various factors, including capital sufficiency, financial outlook, and credit history. The credit category impacts the amount of the line of credit, the determination of further advances, and the management of the account. GMAC monitors the level of borrowing under each dealer’s account daily. When a dealer’s balance exceeds the credit line, GMAC may temporarily suspend the granting of additional credit or increase the dealer’s credit line, following evaluation and analysis of the dealer’s financial condition and the cause of the excess.

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

Other Commercial Financing

GMAC provides other forms of financing for the automotive industry as well as for commercial companies in other industries. The following describes other financing markets and products of the Company:

•	Automotive dealer term loans — The Company makes loans to dealers to finance other aspects of the dealership business. These loans are typically secured by real estate, other dealership assets and occasionally the personal guarantees of the individual owner of the dealership.

•	Automotive fleet financing — Dealers, their affiliates and other companies may obtain financing to buy vehicles, which they lease or rent to others. These transactions represent GMAC’s fleet financing activities. GMAC generally has a security interest in these vehicles and in the rental payments. However, competitive factors may occasionally limit the security interest in this collateral. As of January 1, 2002, General Motors terminated programs in which GM provided a limited payment guarantee to GMAC and other lenders as consideration for providing fleet financing. Volume acquired prior to 2002 continues to be covered under the payment guarantee. At December 31, 2003, approximately 7 percent of GMAC’s fleet financing receivables were covered by the General Motors payment guarantee program.

•	Full service leasing — GMAC offers full service individual and fleet leasing products in Europe, Mexico and Australia. In addition to financing the vehicles, the Company offers maintenance, fleet, and accident management services, as well as fuel programs, short-term vehicle rental, title and licensing services.

•	Specialty lending — Through its Commercial Finance Group, the Company provides asset-based lending, equipment finance, structured finance and factoring services in the United States, United Kingdom and Canada to companies in the apparel, textile, automotive supplier and other industries.

Commercial Credit Risk

GMAC’s credit risk on the commercial portfolio is markedly different than that of its consumer portfolio. Whereas the consumer portfolio represents a homogeneous pool of retail contracts and leases that exhibit fairly predictable and stable loss patterns, the commercial portfolio exposures are less predictable. In general, the credit risk of the commercial portfolio is tied to overall economic conditions in the countries in which the Company operates. Further, GMAC’s credit exposure is concentrated in automotive dealerships (primarily GM dealerships), as approximately 80% of the Financing operations commercial loan portfolio is related to this industry. GM provides payment guarantees on certain commercial loans and receivables GMAC has outstanding. As of December 31, 2003 approximately $1,311 million in commercial loans and receivables were covered by a GM guarantee.

Credit risk is managed and guided by policies and procedures that are designed to ensure that risks are accurately assessed, properly approved and continuously monitored. Individual business units approve significant transactions and are responsible for credit risk

Management’s Discussion and Analysis
General Motors Acceptance Corporation

assessments (including the evaluation of the adequacy of the collateral). Individual business units also monitor the credit risk profile of individual borrowers and the aggregate portfolio of borrowers — either within a designated geographic region or a particular product or industry segment. Corporate approval is required for transactions exceeding business unit approval limits. Credit risk monitoring is supplemented at the corporate portfolio level through a periodic review performed by the Company’s Chief Credit Officer.

The table below summarizes pertinent credit quality information for the commercial portfolio.

	Total	Impaired		Average	Annual charge-offs,
	loans	loans (b)		loans	net of recoveries

Year ended December 31, ($ in millions)	2003	2003	2002	2003	2003	2002	2001

Wholesale	$46,644	$581	$287	$41,840	$5	$(15)	$6
		1.25%	0.74%		0.01%	(0.04%)	0.02%
Other commercial financing	12,430	693	749	13,746	194	170	262
		5.58%	4.16%		1.41%	0.85%	1.17%

Total managed (a)	59,074	1,274	1,036	55,586	199	155	268
Off-balance sheet securitized amounts	(21,142)	—	—	(18,236)	—	—	—

Total on-balance sheet	$37,932	$1,274	$1,036	$37,350	$199	$155	$268
		3.36%	2.62%		0.53%	0.41%	0.63%

(a)	Managed includes loans held on-balance sheet for investment and loans securitized and sold that the Company continues to service but excludes securitized and sold loans that GMAC continues to service but has no other continuing involvement (i.e., in which GMAC retains an interest or risk of loss in the underlying receivables).
(b)	Includes loans where it is probable that the Company will be unable to collect all amounts due according to the terms of the loan.

The Company’s allowance for credit losses is intended to cover management’s estimate of incurred losses in the portfolio (refer to the Critical Accounting Estimates section of this MD&A and Note 1 to the Consolidated Financial Statements for further discussion). The following table summarizes the applicable allowance for credit losses as a percentage of on-balance sheet commercial loans.

December 31, ($ in millions)	2003	2002

Allowance for credit losses	$430	$564
	1.13%	1.49%

Consistent with the prior year, the majority of GMAC’s commercial credit losses were concentrated in the specialty lending portfolio at the Company’s Commercial Finance Group (included in commercial financing in the preceding table). The increase in the other commercial financing charge-offs in 2003 related to certain loans that were provided for in 2002 but were determined to be uncollectible and charged-off in 2003. Net losses on the wholesale portfolio in 2003 remained at traditionally low levels (2002 results include a $20 million recovery of a wholesale loss that was charged off in a prior year). The higher amount of impaired loans outstanding at December 31, 2003 was mainly caused by higher dealer inventories, and is not necessarily indicative of deterioration in the underlying credit quality of the portfolio.

Securitization Activities

Securitization is utilized by the Financing operations as a critical component of the Company’s diversified funding strategy. The Company generally does not acquire retail contracts or originate commercial automotive finance loans with the original intent to sell or securitize such assets. However, intentions by management may subsequently change, as the Company executes its funding strategy. The Funding and Liquidity and the Off-balance Sheet Arrangements sections of this MD&A provide additional information about the securitization activities of GMAC’s Financing operations.

Results of Operations

The following table summarizes the operating results of the Company’s Financing operations for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other operating segments.

Year ended December 31,
($ in millions)	2003	2002	Change	%

Revenue
Consumer	$6,461	$6,017	$444	7
Commercial	1,536	1,720	(184)	(11)
Operating leases, net of depreciation expense	1,916	2,060	(144)	(7)

Total financing revenue	9,913	9,797	116	1
Interest and discount expense	(6,383)	(6,293)	(90)	(1)
Provision for credit losses	(1,171)	(1,789)	618	35

Net financing revenue	2,359	1,715	644	38
Other income	2,531	2,999	(468)	(16)
Noninterest expense	(2,741)	(2,747)	6	0
Income tax expense	(789)	(728)	(61)	(8)

Net income	$1,360	$1,239	$121	10

Total assets	$218,750	$190,858	$27,892	15

GMAC’s Financing operations benefited from a combination of higher asset levels and lower credit loss provisions in 2003, resulting in a 10% increase in net income as compared to 2002. While consumer vehicle financing volume decreased from the historically high levels of 2002, Financing operations experienced asset growth in the consumer portfolio as GM continued to use special rate financing programs as marketing incentives. However, lower net interest margins mitigated the increase in net income

Management’s Discussion and Analysis
General Motors Acceptance Corporation

from the higher asset base. Other key factors impacting 2003 results were lower credit loss provisions (largely in the commercial portfolio) and favorable foreign currency movements in the International automotive operations (most notably the strengthening of the Euro relative to the U.S. dollar and the absence in 2003 of the currency devaluation experienced in Argentina in 2002).

Total financing revenue increased only 1% as compared to 2002, as revenue increases from the growth in consumer receivables and loans was partially negated by lower market interest rates (and corresponding earning rates). Due to the floating rate nature of the portfolio, commercial revenue is particularly sensitive to changes in market rates, which largely accounted for the 11% reduction in commercial revenue. In addition to the decline in earning rates, leasing revenue was also negatively impacted by deterioration in the remarketing performance of off-lease vehicles, caused by the timing and volume of lease terminations in a relatively soft used vehicle market. The gain on disposal of operating leases terminated in the United States (which is reflected as a component of operating lease depreciation expense) decreased from an average of $212 per vehicle in 2002 to an average of $73 per vehicle for the same period in 2003.

Interest and discount expense increased due to higher debt levels required to fund the growth in assets. GMAC’s unsecured borrowing spreads tightened significantly in the second half of 2003 but the wider credit spreads experienced over the past year have negatively impacted GMAC’s net interest margins. The impact of the increased spreads will continue to affect results, as maturing debt funded at lower spreads is replaced with higher-priced debt. Refer to the Funding and Liquidity section of this MD&A for further discussion.

The provision for credit losses decreased by $618 million as compared to 2002. The decrease in the provision is due to a combination of unusually high loss provisions recognized in 2002 in the Company’s non-automotive dealer portion of the commercial portfolio and slower asset growth in 2003 in consumer automotive receivables, as compared to 2002. These favorable impacts have been partially negated by higher loan loss provisions in certain countries in the Company’s International operations. Refer to the Consumer Credit Risk section of this MD&A for further discussion of the credit quality of the Company’s financing portfolio.

The 16% decrease in other income in 2003 was caused by a number of factors. In particular, a significant portion of the decrease relates to a reduction in interest income on loans to GMAC subsidiaries and to GM, caused primarily by the decline in market interest rates. In addition, decreases were caused by lower revenues from off-balance sheet securitization activities (both gains and ancillary income) as the Company continued to structure more securitization transactions as secured financings. Financing operations were also impacted by unfavorable market adjustments on interest rate swaps used to facilitate securitization transactions (which do not receive hedge accounting treatment), the results of which are recorded in other income. Somewhat offsetting these negative impacts was an increase in net revenues from the Company’s International full service leasing business, which continued to expand and grow in 2003.

Factors Affecting Future Results

The profitability of the Company’s Financing operations is impacted by general economic conditions in the countries where the Company conducts business (largely the United States). A downturn in economic conditions could result in a reduction in loan demand, and increases in portfolio credit losses, which would adversely affect profits. In addition, factors such as the liquidity of the global financial markets, interest rates, and the availability and cost of credit could impact the Company’s ability to effectively fund new business. Refer to the Funding and Liquidity section of this MD&A for a further discussion of liquidity risk factors affecting the Company. There are no material seasonal factors that affect the quarterly results of GMAC’s Financing operations.

As the financing of GM manufactured vehicles comprises a substantial portion of the Company’s Financing operations, any protracted reduction or suspension of GM’s production or sales resulting from a decline in demand, work stoppage, governmental action, adverse publicity, reduction of financing incentives, or other event could have a substantial unfavorable effect on the Company’s results of operations. Conversely, an increase in production or a significant marketing program could positively impact the Company’s results. Information about GM’s production and sales is disclosed in GM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed separately with the United States Securities and Exchange Commission.

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

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Mortgage Operations

GMAC Mortgage Group, Inc. (the Mortgage Group) is comprised of three wholly-owned subsidiaries: GMAC Residential Holding Corp (GMAC Residential), GMAC Commercial Holding Corp (GMAC Commercial Mortgage) and GMAC-RFC Holding Corp (RFC). The principal activities of the Mortgage Group involve the origination, purchase, servicing and securitization of consumer (i.e., residential) and commercial mortgage loans and mortgage related products. Typically, mortgage loans are originated and sold to investors in the secondary market, including securitization sales that are legally sold but are accounted for as secured financings (see the Off-balance Sheet Arrangements section of this MD&A for further information).

Overview, Products and Services

Consumer

Consumer mortgage products include fixed-rate and adjustable-rate mortgages, including conforming and non-conforming products. Retail origination of consumer mortgage products include conforming products acceptable to government agencies and government-sponsored enterprises (including Fannie Mae, Ginnie Mae and Freddie Mac) as well as non-conforming products such as high loan-to-value loans, home equity loans, home equity lines of credit and loans in excess of the agency program caps (i.e., jumbos). In addition to retail origination, the Company acquires these and other products through brokers and correspondent mortgage bankers.

Retail origination of consumer mortgage products occurs primarily through GMAC Residential, which provides residential real estate services nationwide. These services primarily involve the origination, sale and servicing of first and second lien residential mortgage loans and high loan-to-value mortgage loans. GMAC Residential’s products are offered to customers through retail and direct origination channels, which involve direct interaction with consumers through a retail branch network and direct lending centers. Mortgage loans are also originated through relationships with third-party brokers and correspondent mortgage bankers. At December 31, 2003, GMAC Residential had approximately 1,650 retail and direct loan officers (working through a network of origination offices located in 48 states) and relationships with approximately 2,000 third-party brokers and correspondent mortgage bankers.

Loans originated by GMAC Residential through the retail, direct and broker channels are processed and underwritten using an automated mortgage origination platform. As part of the underwriting process, GMAC Residential ensures that the loan meets certain qualifications for sale in the secondary markets. For loans originated through a correspondent mortgage banker, loan origination activities are performed by that correspondent and the loan is acquired by GMAC Residential, subject to secondary market criteria acceptance procedures.

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

RFC is engaged in several interrelated business lines, including mortgage origination and acquisition, investing, securitization and lending operations. RFC originates and acquires residential mortgage loans from correspondent bankers and brokers in the United States and Europe, and sells loans to public and private investors in the secondary market via whole loan sales and securitizations, including securitizations accounted for as secured financings. Residential mortgage loans originated and purchased include both prime and subprime first mortgages, as well as mortgages with second liens on residential property, including closed-end second mortgage loans and home equity lines of credit. At December 31, 2003, RFC had relationships with approximately 5,000 third-party brokers and correspondent mortgage bankers, maintained 41 offices in the United States, and had operations in Europe, Canada and Latin America.

Commercial

Commercial mortgage products are offered primarily through GMAC Commercial Mortgage. GMAC Commercial Mortgage performs a number of domestic and international commercial mortgage banking activities, including originating, financing, servicing and selling commercial mortgage loans, as well as issuing, purchasing and selling commercial mortgage-backed securities. The lending activities of GMAC Commercial Mortgage include long-term, interim and construction financing for commercial real estate projects and specialized financing products for customers in the healthcare and hospitality industries. GMAC Commercial Mortgage also performs investment advisory services for third-party institutional investors, such as life insurance companies and public and private pension funds. In addition, through its wholly-owned subsidiary, GMAC Commercial Holding Capital Markets Corp (a registered broker-dealer and member of the National Association of Securities Dealers, Inc.), GMAC Commercial Mortgage is engaged in the business of underwriting, private placement, trading and selling of various securities, including tax exempt municipal securities. Finally, GMAC Commercial Mortgage is involved in direct and indirect real estate investment, real estate syndication activities and asset management services. At December 31, 2003, GMAC Commercial Mortgage provided services through 95 offices in the United States and had operations in Europe, Asia, Canada and Mexico.

RFC also offers a number of commercial products and services. RFC’s warehouse lending activities provide interim financing, secured principally by mortgage collateral, to mortgage companies for the purchase or origination of mortgage loans pending sale to third-party investors. RFC also acquires seasoned or distressed mortgage loans and other real estate for resolution or resale, and manages portfolios of asset- and mortgage-backed securities acquired from unrelated

Management’s Discussion and Analysis
General Motors Acceptance Corporation

bond issuers. In addition, RFC provides direct financing to homebuilders, both for construction purposes and through model home acquisition and leaseback arrangements. RFC’s health capital group extends credit to healthcare providers to finance third-party insurance claims of patients, and its resort finance group provides capital solutions to resort developers across the U.S., including acquisition, development and construction financing, and revolving receivable lines of credit secured by timeshare loans. Finally, RFC operates a registered broker-dealer that trades asset- and mortgage-backed securities and other fixed income securities with dealers, brokers and other institutional investors.

Mortgage Loan Production, Sales and Servicing

The following summarizes the Mortgage Group origination volume for the periods indicated.

($ in millions)	2003	2002	2001

Consumer
Principal, by product type:
First mortgage prime	$150,326	$98,139	$68,639
First mortgage subprime	19,172	14,827	10,452
Home equity loans, lines of credit and high-loan-to-value	9,721	9,069	8,599

Total	$179,219	$122,035	$87,690

Principal, by origination channel:
Retail and direct channels	34%	34%	38%
Correspondent and broker channels	66%	66%	62%
Number of loans	1,330,235	901,650	761,346
Commercial (including bond underwriting)
Principal	$26,676	$20,737	$19,335
Number of loans	2,262	1,706	1,353

Typically the Mortgage Group originates or purchases consumer and commercial mortgage loans with the intent to sell the loans in the secondary market, including securitization accounted for as secured financings. The Company uses several off-balance sheet facilities to accumulate both residential and commercial mortgage loans or senior beneficial interests in mortgage loans pending permanent sale or securitization, as further discussed in the Off-balance Sheet Arrangements section of this MD&A. Conforming consumer mortgage loans are generally sold through transactions with government agencies and government-sponsored enterprises, such as Fannie Mae, Freddie Mac and Ginnie Mae (collectively Agencies); non-conforming consumer prime and subprime loans, home equity loans and other residential mortgage-related products are generally sold through the issuance of asset- and mortgage-backed securities, including securitizations accounted for as secured financings, and commercial mortgage loans are generally sold to private and public investors, often through the issuance of commercial mortgage-backed securities.

In connection with the sale or securitization of certain consumer and commercial mortgage loans, the Company generally retains an investment in the assets sold through the purchase of interest-only, principal-only, investment grade, non-investment grade, unrated (subordinate) or other classes of asset-or mortgage-backed securities. Certain loans sold by the Company in the secondary market are subject to recourse in the event of borrower default on these mortgage loans.

When the Company sells mortgage loans to investors in the secondary market, it generally retains the right to service the loans sold in exchange for a servicing fee. The servicing fee is normally expressed as an annual percentage of the unpaid principal balance of the loan and is collected over the life of the loan as payments are received from the borrower. Typically, a servicing agreement sets forth the loan servicing functions to be provided by the servicer, including billing and collecting borrowers’ monthly payments; remitting amounts due to investors, insurers and taxing authorities; maintaining custodial bank accounts; default management and foreclosure procedures; and other related activities. The present value of the anticipated cash flows received for servicing the loan, net of the estimated costs of servicing the loan, is capitalized as a mortgage servicing right on the Company’s Consolidated Balance Sheet. Refer to the Critical Accounting Estimates section of this MD&A for further discussion.

The Company’s mortgage servicing activities include primary servicing, master servicing and special servicing. Primary servicing involves the servicing of individual loans, which principally includes collecting payments from borrowers and passing these payments through to agents of the final investors in these loans. Master servicing involves the servicing of asset- and mortgage-backed securities, including the collection of loan payments in the aggregate from various primary servicers for distribution to the investors in the issued securities. Special servicing entails default management activities associated with sub- and non-performing residential and commercial loans.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The following summarizes the Mortgage Group servicing portfolio for the periods indicated.

($ in millions)	2003	2002	2001

Consumer
Principal, by product type:
First mortgage prime	$239,939	$222,010	$211,772
First mortgage subprime	35,872	20,559	19,102
Home equity loans, lines of credit and high loan-to-value	14,801	14,845	14,804

Total	290,612	257,414	245,678

Principal, by investor composition:
Agency	54%	61%	62%
Private investor	41%	19%	28%
Owned and other	5%	20%	10%
Number of loans	2,786,693	2,590,196	2,619,657
Average loan size ($ per loan)	$107,760	$99,380	$93,783
Weighted average service fee (basis points)	32	37	38
Commercial
Principal, by investor composition:
Agency	$19,363	$17,572	$16,423
Private investor	222,567	135,650	112,929
Owned and other	9,334	7,715	5,231

Total	251,264	160,937	134,583

Number of loans	66,478	55,232	54,115
Average loan size ($ per loan)	$3,779,656	$3,279,450	$2,196,598
Weighted average service fee (basis points)	7	8	8

The Mortgage Group was master servicer for residential mortgage securities totaling $102.4 billion, $88.5 billion and $82.6 billion for the years ended 2003, 2002, and 2001 respectively. The Mortgage Group served as primary servicer for residential loans underlying these securities totaling $89.3 billion, $69.0 billion and $53.6 billion for the years ended 2003, 2002 and 2001, respectively.

Mortgage Banking Key Risks and Risk Management

The major risks in mortgage banking are interest rate risk and credit risk. These risks significantly affect the carrying amounts of mortgage loans, mortgage servicing rights, asset- and mortgage-backed securities and derivatives, including interest lock commitments.

Interest Rate and Loan Prepayment Risk

An interest rate lock commitment binds the Company to lend funds to the potential borrower at a future point in time at a set interest rate (assuming underwriting conditions are satisfied), regardless of whether market interest rates change prior to that specified time. As a result, the Company bears interest rate risk on locked loans during this period between rate-lock and closing (also known as the “pipeline” period). Additionally, fixed rate mortgage loans held or warehoused prior to sale are exposed to interest rate risk. As market interest rates fluctuate, the fair value of the loans in the pipeline and warehouse will increase or decrease in response. The Company also bears interest rate risk related to investments in certain asset- and mortgage-backed securities, which are carried at estimated fair value which fluctuates with changes in interest rates. To mitigate interest rate risk, the Company invests in derivative financial instruments that are expected to experience changes in fair value opposite to those of the hedged asset or liability, thus minimizing earnings volatility.

The fair value of mortgage servicing rights is significantly affected by actual and anticipated borrower prepayment rates, which are primarily driven by changes in market interest rates, home price appreciation and other factors. Prime-quality consumer mortgage loans typically allow the borrower to prepay their mortgage at any time without penalty. Generally, when market interest rates decline and other factors favorable to prepayments exist, an increase in borrower prepayments occurs, as customers refinance existing mortgages under more favorable interest rate terms. When a mortgage loan is prepaid, or when loans are expected to prepay earlier than originally expected, the anticipated cash flows associated with servicing such loans are terminated or reduced, resulting in a reduction, or impairment, to the fair value of the capitalized mortgage servicing right.

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

To mitigate the prepayment risk inherent in these assets, and thus minimize earnings volatility, the Company invests in derivative financial instruments and may also hold investment securities designated as available for sale or trading. The derivatives and the investments generally experience opposite and largely offsetting changes in fair value in response to interest rate changes affecting the value of the mortgage servicing rights and interest-only securities. To the extent that actual borrower prepayments do not occur as predicted by the Company’s prepayment models, changes in the values of derivatives and the hedged assets may not closely correlate, giving rise to earnings volatility. The available for sale investment securities mitigate the earnings volatility associated with prepayment risk only to the extent gains (or losses) are realized in connection with the sale of such securities.

The Company’s mortgage loan origination and acquisition channels also serve to mitigate the adverse earnings impact associated with mortgage prepayments. The Company generally experiences increased loan production (and, therefore, increased loan sale and securitization activity) in periods of lower interest rates, which may result in increased realization of gains on sale of mortgage loans. Thus, production activity provides a natural offset for impairment in the carrying values of prepayment-sensitive assets. However, the timing of this natural offset may lag the recognition of impairment,

Management’s Discussion and Analysis
General Motors Acceptance Corporation

thus exposing the Company to earnings volatility. The Company’s consumer mortgage replenishment rate (i.e., the ratio of loan principal originated to loan principal repaid) approximated 118% and 109% for the years ended December 31, 2003 and December 31, 2002, respectively.

Credit Risk

As previously discussed, the Company often sells mortgage loans to third parties in the secondary market subsequent to origination or purchase. While loans are held in mortgage inventory prior to sale in the secondary market, the Company is exposed to credit losses on the loans. In addition, the Company bears credit risk through investments in subordinate loan participations or other subordinated interests related to certain consumer and commercial mortgage loans sold to third parties through off-balance sheet financing arrangements. Management estimates credit losses for mortgage loans held for sale and subordinate loan participations and records a valuation allowance when losses are considered probable and estimable. The valuation allowance is included as a component of the estimated fair value and carrying amount of mortgage loans held for sale. As previously discussed, certain loans that are sold in the secondary market are subject to recourse in the event of borrower default. Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes an allowance for foreclosure losses that it believes is sufficient to cover incurred foreclosure losses in the portfolio.

The Company periodically acquires or originates certain finance receivables and loans held for investment purposes. Additionally, certain loans held as collateral for securitization transactions (treated as financings) are also classified as mortgage loans held for investment. The Company has the intent and ability to hold these finance receivables and loans for the foreseeable future. The Company bears all or a material portion of the risk of credit loss on finance receivables and loans held for investment throughout the holding period. Credit risk on finance receivables and mortgage loans held for investment is managed and guided by policies and procedures that are designed to ensure that risks are accurately assessed, properly approved and continuously monitored. Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes an allowance for credit losses which is considered sufficient to cover incurred credit losses in the portfolio of loans held for investment.

The Company also bears credit risk related to investments in certain asset- and mortgage-backed securities, which are carried at estimated fair value (or at amortized cost for those classified as held to maturity) on the Company’s Consolidated Balance Sheet. Typically, the Company’s non-investment grade and unrated asset- and mortgage-backed securities provide credit support and are subordinate to the higher-rated senior certificates in a securitization transaction. The Company holds a substantial portion of the first loss position associated with collateral related to securitized mortgages, collateralized debt obligations and tax-exempt bonds totaling $31.4 billion, $3.6 billion and $1.0 billion, respectively, at December 31, 2003.

The Company is also exposed to risk of default by banks and financial institutions that are counterparties to derivative financial instruments. These counterparties are typically rated single A or above. This credit risk is managed by limiting the maximum exposure to any individual counterparty and, in some instances holding collateral, such as cash deposited by the counterparty.

Results of Operations

The following table summarizes the operating results of the Company’s Mortgage operations for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other operating segments.

Year ended December 31,
($ in millions)	2003	2002	Change	%

Revenue
Total financing revenue	$3,299	$1,814	$1,485	82
Interest and discount expense	(1,608)	(1,064)	(544)	(51)
Provision for credit losses	(437)	(239)	(198)	(83)

Net financing revenue	1,254	511	743	145
Mortgage servicing fees	1,406	1,348	58	4
MSR amortization and impairment	(2,048)	(2,314)	266	11
MSR risk management activities	540	961	(421)	(44)
Gains on sales of loans	2,155	1,601	554	35
Other income	1,863	1,483	380	26
Noninterest expense	(3,213)	(2,702)	(511)	(19)
Income tax expense	(703)	(344)	(359)	(104)

Net income	$1,254	$544	$710	131

Investment securities	$5,235	$7,655	$(2,420)	(32)
Loans held for sale	17,049	15,720	1,329	8
Loans held for investment, net	50,854	20,694	30,160	146
Mortgage servicing rights, net	3,720	2,683	1,037	39
Other assets	8,643	6,705	1,938	29

Total assets	$85,501	$53,457	$32,044	60

Interest rates, including those on originated 15- and 30-year residential mortgages, reached 40-year lows during mid-2003, leading to record mortgage industry refinancing and production volume. The Mortgage Group participated, with record production of $205.9 billion, surpassing the prior record of $142.8 billion in 2002. Consumer mortgage production increased 47% over 2002, to $179.2 billion, and commercial mortgage production (including investment banking) increased 29% to $26.7 billion. This record production volume, coupled with improved pricing margins enabled by strong demand in the first half of 2003, resulted in significant year-over-year increases in gains on sales of loans.

During the year ended December 31, 2003, the Mortgage Group structured $33.7 billion of securitizations that were accounted for as financing transactions instead of transactions qualifying as sales, as compared to $12.1 billion during 2002. The mortgage loans collateralizing the debt securities for these secured financings are included in finance receivables and loans in the

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Company’s Consolidated Balance Sheet, and the debt securities payable to bondholders of these securitizations are included in secured debt. While the economic value to the Company of a transaction structured as an on-balance sheet financing is substantially the same as an off-balance sheet sale, the accounting treatment is significantly different. The secured financing treatment replaces the gain recognized upon sale with interest revenue recognized over the life of the underlying loans, in general alignment with the interest payments on the debt. As a result, consumer financing revenue increased significantly to $1,861 million in 2003, compared to $631 million in 2002. Additional effects of this accounting treatment include significantly increased year-end balances for loans and debt, increased provision for credit losses (related to the allowance for losses on the loans, classified as held for investment) and increased interest expense on the debt securities.

The net carrying value of the Company’s mortgage servicing rights increased to $3.7 billion at December 31, 2003, from $2.7 billion at December 31, 2002, reflecting the inflow of serviced principal balance from record loan production and hedge accounting valuation increases corresponding to the increase in interest rates (and resultant decrease in prepayment expectations) in the second half of 2003, partially offset by asset amortization and impairment. MSR amortization and impairment expense decreased in 2003 compared to 2002, as asset impairment was lower in response to relatively higher market interest rates in the second half of 2003. Gains from the Company’s MSR risk management activities declined in 2003 compared to 2002, principally from smaller realized gains on investment securities held for risk management ($33 million in realized gains in 2003, versus $276 million in 2002), and the impact of derivatives not qualifying for hedge accounting treatment ($16 million loss in 2003, compared to $110 million gain in 2002). The decline in investment securities at December 31, 2003 from December 31, 2002 results primarily from the sale of $2,128 million of United States Treasury securities formerly held to mitigate the interest rate risk of the mortgage servicing rights.

Other income increased in 2003, including increases in prepayment penalty fees on subprime residential mortgage loans held for investment, commercial mortgage processing fees, and commercial mortgage investment banking income. The increase in non-interest expenses reflects increased compensation costs and operating expenses corresponding to the significant increase in business volume in 2003. Other assets also increased during 2003, resulting primarily from increases in equity investments related to residential and commercial real estate partnerships.

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

Insurance Operations

GMAC Insurance Holdings, Inc. (GMAC Insurance) conducts operations in the United States, Canada, Mexico, Europe, Latin America and Asia-Pacific through Motors Insurance Corporation (MIC), the primary insurance company in the group, and other insurance and non-insurance subsidiaries. The subsidiaries operate and market under the GMAC Insurance common brand. GMAC Insurance writes automobile service contracts, and underwrites personal automobile insurance coverages (ranging from preferred to non-standard risks) and selected commercial insurance and reinsurance coverages.

Overview, Products and Services

GMAC Insurance is one of the world’s largest underwriters of automotive extended service and maintenance contracts. Such contracts offer vehicle owners and lessees mechanical repair protection and extended roadside assistance for new and used vehicles, beyond the manufacturer’s new vehicle warranty. These contracts are marketed through automobile dealerships and on a direct response basis, covering virtually all vehicle makes and models. A significant portion of vehicle service contracts cover vehicles manufactured by General Motors and subsidiaries, such as Vauxhall and Opel. GMAC Insurance also sells Guaranteed Asset Protection (GAP) insurance which allows the insured recovery of a specified economic loss beyond the insured value.

GMAC Insurance assumes reinsurance primarily in the United States market through its subsidiary, GMAC RE, which underwrites diverse property and casualty risks. Reinsurance coverage is primarily insurance for insurance companies, designed to stabilize their results, protect against unforeseen events, and facilitate business growth. Commercial lines coverage is primarily insurance for dealer vehicle inventories. MIC also sells specialty products, such as collateral protection on certain vehicles collateralizing GMAC retail installment contracts.

The personal lines operation primarily provides physical damage and liability insurance coverages for automobiles, recreational

Management’s Discussion and Analysis
General Motors Acceptance Corporation

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

International operations, primarily in Europe, Mexico, South America, and the Asia-Pacific region, offer insurance products and services through local subsidiaries, primarily Car Care Plan and ABA Seguros. Car Care Plan provides vehicle automobile mechanical protection programs to manufacturers and dealers, and is a leader in the extended service contract market in Europe. Car Care Plan also operates in Mexico, Brazil, and Australia. ABA Seguros, one of Mexico’s largest automobile insurers, was acquired by the Company in January 2002. ABA Seguros underwrites personal automobile insurance and certain commercial business coverages exclusively in Mexico. In Europe, selected motor insurance risks are assumed by GMAC Insurance through programs with Vauxhall, Opel and SAAB vehicle owner relationships. MIC also sells auto insurance in Ontario and Quebec, Canada.

Key Risks Associated with Insurance Operations

The following are the significant business risks within the Insurance operations.

Reserves for Losses and Loss Adjustment Expenses

The most significant risks relate to the reserves for losses and loss adjustment expenses, which represent the accumulation of estimates for reported losses and a provision for losses incurred but not reported, including loss adjustment expenses. The risks relating to estimating losses apply to both business written on a current basis by GMAC Insurance, as well as policies written and fully earned in prior years, to the extent there continue to be outstanding and open claims in the process of resolution. Loss expense risks are generally mitigated by the active management of claim settlement activities by experienced claims personnel and the routine evaluation of current period reported claims which may be compared to prior claims experience, expected claims, or loss expenses from similar incidents. In addition, the estimated values of prior reported claims and changes to the estimated values are routinely monitored by credentialed actuaries. In some instances, reinsurance is purchased to limit the volatility of loss and loss adjustment expenses which may result from any single claim or natural catastrophe. As the determination of the reserves for insurance losses and loss adjustment expenses constitutes a critical accounting estimate of the Company, it is further described in the Critical Accounting Estimates section of this MD&A, beginning on page 25.

Unearned Premium and Service Revenue

The liability for unearned premium and service revenue represents the amount of premium and revenue written and in force applicable to the unexpired portion of the extended service contract and insurance policy term. These policies are generally in force for 3 to 84 months. The financial reporting risk inherent in these reserves is the adequacy of the reserves to cover future losses and expenses and premium refunds due to policy cancellation. This risk is associated with the original pricing and underwriting of the individual insurance policy. Pricing of a class of business is generally based on analysis of expected losses using historical experience and anticipated future trends. Significant risks associated with pricing for automotive service contracts include the price of replacement parts and repair labor rates in future periods. Underwriting is an assessment of a particular risk and determination of the acceptability of the risk, as well as a categorization of the risk for determining the applicable pricing. For automotive service contracts, a significant underwriting risk is the quality of vehicles produced and in particular new model introductions. Pricing and underwriting are dependent on estimates and therefore involve risks that are mitigated on a prospective basis by modifying pricing and risk categorization using recent loss experience. Emerging claim trends and pricing adequacy are evaluated routinely by credentialed actuaries.

Valuation of Investment Securities

Proceeds from premiums and other revenue sources are invested in a portfolio of equity and fixed income securities from which future claim payments are made as claims are settled. Investment income related to the securities is recognized in earnings in the period during which it is earned. Investment securities are classified by GMAC Insurance management as available for sale and carried at estimated fair value. Holding period losses on investment securities that are considered by management to be other than temporary are recognized in earnings, through a writedown in the carrying value to the current fair value of the investment. Unrealized gains or losses (excluding other than temporary impairments) are included in other comprehensive income, a component of shareholder’s equity. Fair value is estimated by management using available market information, various valuation methodologies and through consultation with investment managers. These estimates, including evaluating market declines as temporary or other than temporary, are subjective in nature and involve uncertainties and matters of judgment, including consideration of management’s ability and intent to hold securities for the foreseeable future. Accordingly, the estimates of fair value are not necessarily indicative of the amounts GMAC Insurance could realize in a current market exchange. The use of different assumptions, judgments, and estimation methodologies could have a material effect on the estimated fair value.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Results of Operations

The following table summarizes the operating results of GMAC Insurance for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other operating segments.

Year ended December 31,
($ in millions)	2003	2002	Change	%

Insurance premiums and service revenue earned	$3,110	$2,695	$415	15
Investment income	191	50	141	282
Other income	119	129	(10)	(8)

Total revenue	3,420	2,874	546	19
Insurance losses and loss adjustment expenses	(2,302)	(2,033)	(269)	(13)
Acquisition and underwriting expense	(766)	(678)	(88)	(13)
Premium tax and other expense	(74)	(77)	3	4

Income before income taxes	278	86	192	223
Income tax expense	(99)	1	(100)	—

Net income	$179	$87	$92	106

Total assets	$10,340	$8,722	$1,618	19

Net income from Insurance operations totaled $179 million in 2003, $92 million (106%) higher than 2002 earnings of $87 million. The increase in net income was attributable mainly to lower net capital losses than those incurred during 2002, which included the write-down of certain investment securities due to other than temporary impairments, and improved underwriting results in 2003, primarily attributable to fewer and less severe losses in vehicle service contracts.

Insurance premiums and service revenue earned at GMAC Insurance totaled $3,110 million in 2003, compared with $2,695 million in 2002. The increase over 2002 is due primarily to volume and rate increases in personal automobile policies, and assumed reinsurance. The increase in investment income was attributable to lower net capital losses and other than temporary impairment in the investment portfolio. GMAC Insurance incurred net capital losses of $56 million in 2003, compared with net capital losses of $195 million in 2002. The net capital losses in 2002 are mainly attributable to the absence of security sales and the related gains historically realized, and recognition of other than temporary impairment of certain securities. During 2002, a significant number of securities in the portfolio had market values significantly below the cost basis for an extended period of time. In 2003, fewer securities had market values below the cost basis and, at year-end 2003, the unrealized losses were neither individually significant nor existed for extended periods of time. Management regularly performs analyses of individual securities and, for those for which recovery to cost is not foreseeable, determines whether such investments are other than temporarily impaired. The carrying values of securities determined to be other than temporarily impaired were written down to fair value, with the resulting loss adversely affecting earnings by $42 million in 2003 and $192 million in 2002.

Total expenses amounted to $3,142 million in 2003 and $2,788 million in 2002. The increase in 2003 is primarily attributable to insurance losses and loss adjustment expenses, coupled with acquisition and underwriting expenses (including commissions). These components of expenses increased commensurately with higher business volumes.

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

Factors Affecting Future Results

GMAC Insurance’s business and earnings are sensitive to general business and macro-economic trends and conditions, including changes in securities markets, new vehicle sales, changes in manufacturers’ warranty programs and economic indicators, such as unemployment and inflation rates, including industry segments which impact claim settlement costs, such as vehicle repair parts prices, and medical cost inflation in the United States and certain local economies in which it conducts business. GMAC Insurance owns a diversified portfolio of investment securities totaling $6.2 billion at December 31, 2003, with unrealized gains of $721 million and unrealized losses of $12 million at December 31, 2003. Securities with unrealized losses are equity securities of companies in a variety of industries and fixed income securities impacted by interest rate volatility. To the extent that market values do not strengthen, unrealized losses may be assessed by management in future periods to be other than temporary, which could have an adverse effect on earnings.

GMAC Insurance operates in a highly competitive environment and faces significant competition from insurance carriers, reinsurers, third party administrators, brokers, and other insurance-related companies. Competition in the property casualty markets in which GMAC Insurance operates consists of large multi-line companies and smaller specialty carriers. None of these companies, including GMAC Insurance, holds a dominant position overall in these markets. There are no material seasonal factors that in the aggregate affect the quarterly results of GMAC Insurance although individual products are subject to weather related events that could impact losses incurred. Examples include winter storms, which may result in individual auto accidents, spring hail and tornado events, which may result in damage to dealer vehicle inventories, and summer driving trends, which could lead to greater instances of mechanical repair.

GMAC Insurance operates in a highly regulated environment for most of its business lines, and its insurance subsidiaries are subject to regulation in the United States, Canada, Mexico and England. Changes in legislation and regulation may occur which could have an adverse impact on its business and future earnings.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Critical Accounting Estimates

Accounting policies are integral to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make certain judgments and assumptions, based on information available at the time of the financial statements in determining accounting estimates used in the preparation of such statements. GMAC’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements. Critical accounting estimates are described in this section. Accounting estimates are considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and if different estimates reasonably could have been used in the reporting period or changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on the Company’s financial condition, results of operations or cash flows. Management of the Company has discussed the development, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company’s disclosure relating to these estimates.

Determination of the Allowance for Credit Losses

The allowance for credit losses is management’s estimate of incurred losses in the Company’s consumer and commercial finance receivable and loan portfolios held for investment. Management periodically performs detailed reviews of these portfolios to determine if impairment has occurred and to assess the adequacy of the allowance for credit losses, based on historical and anticipated trends and other factors affecting credit losses. Additions to the allowance for credit losses are made by charges to the provision for credit losses; amounts determined to be uncollectible are charged directly against the allowance for credit losses, while amounts recovered on previously charged-off accounts increase the allowance. Determination of the allowance for credit losses requires management to exercise significant judgment about the timing, frequency and severity of credit losses, which could materially affect the provision for credit losses and therefore, net income. The methodology for determining the amount of the allowance differs for consumer and commercial portfolios.

The consumer portfolios consist of smaller-balance, homogeneous contracts and loans, divided into two broad categories — automotive retail contracts and residential mortgage loans. Each of these portfolios is further divided into several pools (based on contract type, underlying collateral, geographic location, etc.), which are collectively evaluated for impairment. Due to the homogenous nature of the portfolios, the allowance for credit losses is based on the aggregated characteristics of the portfolio. The allowance for credit losses is established through a process that begins with estimates of incurred losses in each pool, based upon analytics and various statistical analyses, including migration analysis, in which historical loss experience believed by management to be indicative of the current environment is applied to the portfolio to estimate incurred losses. In addition, management considers the overall portfolio size and other portfolio indicators (i.e., delinquencies, portfolio credit quality, etc.) as well as general economic and business trends that management believes are relevant to estimating incurred losses.

The commercial loan portfolio is comprised of larger-balance, non-homogeneous exposures within both the Company’s Financing and Mortgage operations. These loans are evaluated individually and are risk graded based upon borrower, collateral and industry-specific information that management believes is relevant to determining the occurrence of a loss event and measuring impairment. Management establishes specific allowances for commercial loans determined to be individually impaired. The allowance for credit losses is estimated by management based upon the borrower’s overall financial condition, financial resources, payment history, and, when appropriate, the estimated realizable value of any collateral. In addition to the specific allowances for impaired loans, GMAC maintains allowances that are based on a collective evaluation for impairment of certain commercial portfolios. These allowances are based on historical loss experience, concentrations, current economic conditions and performance trends within specific geographic and portfolio segments.

The determination of the allowance for credit losses is influenced by numerous assumptions. The critical assumptions underlying the allowance for credit losses include: (1) segmentation of loan pools based on common risk characteristics; (2) identification and estimation of portfolio indicators and other factors that management believes are key to estimating incurred credit losses; and (3) evaluation by management of borrower, collateral and geographic information. Management monitors the adequacy of the allowance for credit losses and makes adjustments as the assumptions in the underlying analyses change, to reflect an estimate of incurred credit losses as of the reporting date, based upon the best information available at that time.

Management has consistently applied the estimation methodologies discussed above for each of the three years in the period ended December 31, 2003. At December 31, 2003, the allowance for credit losses was $3.2 billion, compared to $3.1 billion at December 31, 2002. The provision for credit losses was $1.6 billion for the year ended December 31, 2003, as compared to $2.0 billion for 2002 and $1.5 billion for 2001. The Company’s allowance for credit losses increased slightly, while there was a decrease in the provision for credit losses in 2003 largely due to a decline in provisions on the Company’s commercial portfolio. More specifically, in 2002 the Company recognized an unusually high

Management’s Discussion and Analysis
General Motors Acceptance Corporation

level of credit provisions for specifically identified impaired loans in the Commercial Finance Group’s specialty-lending portfolio.

The $3.2 billion allowance established for credit losses as of December 31, 2003 represents management’s estimate of incurred credit losses in the portfolios based on assumptions management believes are reasonably likely to occur. However, since this analysis involves a high degree of judgment, the actual level of credit losses will vary depending on actual experiences in relation to these assumptions. Accordingly, management estimates a range of reasonably possible incurred credit losses within the consumer and commercial portfolios. Management maintains an allowance for credit losses that it believes represents the best estimate of the most likely outcome within that range.

Valuation of Automotive Lease Residuals

GMAC’s Financing operations have significant investments in vehicles in its operating lease portfolio. In accounting for operating leases, management must make a determination of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term, which typically ranges from two to four years. The Company establishes residual values at contract inception by using independently published residual values (as further described in the Lease Residual Risk and Residual Risk Management discussions within the Financing Operations section of this MD&A). The customer is obligated to make payments during the term of the lease down to contract residual. However, since the customer is not obligated to purchase the vehicle at the end of the contract, GMAC is exposed to a risk of loss to the extent that the value of the vehicle is below the residual value estimated at contract inception. Management periodically performs a detailed review of the estimated realizable value of leased vehicles to assess the appropriateness of the carrying value of lease assets.

To account for residual risk, the Company depreciates automotive operating lease assets to estimated realizable value at the end of the lease on a straight-line basis over the lease term. The estimated realizable value is initially based on the residual value established at contract inception. Over the life of the lease, management evaluates the adequacy of its estimate of the realizable value and may make adjustments to the extent the expected value of the vehicle at lease termination changes. Any such adjustments would result in a change (acceleration) in the depreciation rate of the lease asset, thereby reducing the carrying value of the operating lease asset. Overall business conditions (including the used vehicle market), GMAC’s remarketing abilities, and GM’s vehicle and marketing programs may cause management to adjust initial residual projections (as further described in the Residual Risk Management discussion in the Financing Operations section of this MD&A). Depreciation expense is adjusted to the extent there is a difference in the proceeds (including residual support payments from GM) realized at vehicle disposal and the carrying value of the lease asset.

The Company’s depreciation methodology on operating lease assets considers management’s expectation of the value of the vehicles upon lease termination, which is based on numerous assumptions and factors influencing used automotive vehicle values. The critical assumptions underlying the estimated carrying value of automotive lease assets include: (1) estimated market value information obtained and used by management in estimating residual values, (2) proper identification and estimation of business conditions, (3) GMAC’s remarketing abilities, and (4) GM’s vehicle and marketing programs. Changes in these assumptions could have a significant impact on the value of the lease residuals. For example, a change in the depreciation rate of 1% on the U.S. operating lease portfolio could result in a cumulative after-tax earnings impact of $44 million as of December 31, 2003. This example does not reflect the myriad of the variables and the impact caused through the interaction, but provides an indication of the magnitude that assumption changes can have to the Company’s operating results.

Management has consistently applied the estimation methodology described above for each of the three years in the period ended December 31, 2003. GMAC’s net investment in operating leases totaled $26.0 billion (net of accumulated depreciation of $7.9 billion) at December 31, 2003, as compared to $24.2 billion (net of accumulated depreciation of $7.0 billion) at December 31, 2002. Depreciation expense for the year ended December 31, 2003 was $5.4 billion, as compared to $4.8 billion for 2002 and $4.7 billion in 2001. During the year, the Company did not make any material adjustments to the assumptions underlying the automotive operating lease depreciation methodology. However, the net gain realized upon disposal of off-lease vehicles in the United States decreased to $43 million for the year ended December 31, 2003, from $117 million in 2002 and $137 million in 2001, despite an increase in the volume of terminated vehicles. The decrease in the gain was caused by a combination of higher residual value projections at contract inception than values actually realized upon remarketing, and a general observed weakening of used vehicle prices (which is further described in the Lease Residual Risk Management discussion in the Financing Operations section of this MD&A). Net disposal gains are reported in depreciation expense because such gains or losses are contemplated in the depreciation policy and, as a result, the decrease in disposal gains in 2003 increased the amount of depreciation expense recognized in 2003.

Valuation of Mortgage Servicing Rights

Mortgage servicing rights represent the capitalized value associated with the right to receive future cash flows in connection with the servicing of mortgage loans. Mortgage servicing rights constitute a significant source of value derived from originating or acquiring mortgage loans. Because residential mortgage loans typically contain a prepayment option, borrowers often elect to

Management’s Discussion and Analysis
General Motors Acceptance Corporation

prepay their mortgages, refinancing at lower rates, during declining rate environments. When this occurs, the stream of cash flows generated from servicing is terminated. As such, the market value of mortgage servicing rights is very sensitive to changes in interest rates, and tends to decline as market interest rates decline and increase as interest rates rise.

GMAC capitalizes originated mortgage servicing rights based upon the relative fair market value of the servicing right inherent in the underlying mortgage loans at the time the loans are sold or securitized. Purchased mortgage servicing rights are capitalized at cost (which approximates the estimated fair market value of such assets) and assumed mortgage servicing rights are recorded at fair market value as of the date the servicing obligation is assumed. Generally accepted accounting principles in the United States of America require that the value of mortgage servicing rights be determined based upon market transactions for comparable servicing assets or, in the absence of representative trade information, based upon other available market evidence and modeled market expectations of the present value of future estimated net cash flows that market participants would expect to be derived from servicing. When benchmark transaction data is not available, management relies on estimates of the timing and magnitude of cash inflows and outflows to derive an expected net cash flow stream, and then discounts this stream using an appropriate market discount rate. Servicing cash flows primarily include servicing fees, float income, and late fees, less operating costs to service the loans. Cash flows are derived based on internal operating assumptions which management believes would be used by market participants, combined with market-based assumptions for loan prepayment rates, interest rates, required yields, and discount rates. Management considers the best available information and exercises significant judgment in estimating and assuming values for key variables in the modeling and discounting process.

The Company’s approach to estimating the fair value of its mortgage servicing rights relies upon internal operating assumptions that it believes market participants would use, such as its specific cost to service a loan and other related cash flows, combined with market-based assumptions for interest rates, discount rates, anticipated yields and loan prepayment speed. Key assumptions utilized in the valuation approach are described as follows:

•	Prepayments — The most significant driver of mortgage servicing rights value is actual and anticipated portfolio prepayment behavior. Prepayment speed represents the rate at which borrowers repay the mortgage loans prior to scheduled maturity. When mortgage loans are paid or expected to be paid sooner than originally estimated, the expected future cash flows associated with servicing the loans are reduced. GMAC models projected residential mortgage loan payoffs using prepayment models developed by third-party vendors and measures model performance by comparing prepayment predictions against actual portfolio prepayments for the entire portfolio and by product type.

•	Discount rate — In computing the fair value of mortgage servicing rights, the cash flows are discounted at an appropriate risk adjusted rate. GMAC generally establishes a discount rate on the basis of an appropriate option adjusted spread margin by evaluating the leverage-adjusted spread needed to generate an acceptable return on the mortgage servicing rights asset. The option adjusted spread margin is added to a cost of funds assumption to derive the asset yield. This is similar in nature to deriving a discount rate assumption based upon a required risk premium added to a risk-free rate.

•	Base mortgage rate — The base mortgage rate is intended to represent the current market rate for originated mortgage loans. It is a key component in estimating prepayment speeds because the difference between the current base mortgage rate and the borrower’s loan rate is an indication of an individual borrower’s incentive (i.e., likelihood) to refinance. The base mortgage rate assumption is developed separately for each product based on an analysis of the relationship between the risk-free interest rate and mortgage rates over time.

•	Cost to service — The cost to service is the expected annual expense required by a market participant to service the loans in the portfolio. In general, cost to service assumptions are derived by dividing the sum of all expenses related to servicing loans by the number of loans serviced. The assumptions used to estimate cost to service include all default-related costs such as foreclosure, delinquency, loss mitigation, and bankruptcy costs.

•	Volatility — The volatility assumption utilized in the valuation model is intended to place a band around the potential interest rate movements from one period to the next. In order to perform the valuation, an implied volatility assumption for the mortgage servicing rights is used. Implied volatility is defined as the expected volatility implied from the prices at which swaptions are trading. The volatility assumption is updated monthly for the change in implied swaption volatility during the period, adjusted by the ratio of historical mortgage to swaption volatility.

To ensure that its MSR valuation process results in a fair value estimate that approximates fair values assumed by other market participants in accordance with U.S. GAAP, the Company considers available market and third-party data in arriving at its final estimate of value and periodically performs a series of reasonableness tests as management deems appropriate, including the following:

•	At a detailed level, reconciliation of actual monthly cash flows to those projected in the mortgage servicing rights valuation. Based upon the results of this reconciliation, the Company assesses the need to modify the individual assumptions used in the monthly valuation. For 2003, actual servicing cash flows differed from modeled cash flows by an immaterial amount.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

•	Review and comparison of recent bulk servicing trades. Market trades are evaluated for reliability and relevancy and then considered, as appropriate, by evaluating the Company’s estimate of fair value of each significant deal to the traded price. Currently, there is a lack of comparable transactions between willing buyers and sellers in the bulk acquisition market, which are the best indicators of fair value. Management monitors and tracks market activity on an ongoing basis.

•	Review and comparison of recent flow servicing trades. As with bulk servicing trades, there are distinct reasons why fair values of flow market transactions will differ from the Company’s fair value estimate. Some reasons include age/seasoning of product, perceived profit margin/discount assumed by aggregators, economy of scale benefits, and cross-sell benefits. Management continues to monitor and track market activity on an ongoing basis.

•	Comparison of the Company’s fair value price/multiples to peer fair value price/multiples quoted in external surveys produced by third parties.

The Company generally expects its valuation to be within a reasonable range of that implied by each reasonableness test. In the event that management deems it has exceeded these reasonableness tests, it may adjust its mortgage servicing rights valuation accordingly.

Mortgage servicing rights are included as an asset in the Company’s Consolidated Balance Sheet, with changes in the estimated fair value of mortgage servicing rights included as a component of Mortgage Banking Income in the Company’s Consolidated Statement of Income. At December 31, 2003 the Company had $3.7 billion outstanding in mortgage servicing rights as compared to $2.7 billion at December 31, 2002. Amortization and impairment of $2.0 billion, $2.3 billion and $1.1 billion were recognized in 2003, 2002 and 2001, respectively.

The Company evaluates mortgage servicing rights for impairment by stratifying its portfolio on the basis of the predominant risk characteristics (loan type and interest rate). To the extent that the carrying value of an individual stratum exceeds its estimated fair value, the mortgage servicing rights asset is considered to be impaired. Impairment that is considered to be temporary is recognized through the establishment of (or an increase in) a valuation allowance, with a corresponding unfavorable effect on earnings. If it is later determined all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced, with a favorable effect on earnings.

The Company performs an evaluation of the mortgage servicing rights asset to determine the amount of the valuation allowance unlikely to be recovered through future interest rate increases. Based on the results of the analysis performed in the fourth quarter of 2003, the Company recognized other than temporary impairment on the mortgage servicing rights asset of $1.7 billion. This amount was based on a statistical analysis of historical changes in mortgage and other market interest rates to determine the amount of mortgage servicing rights asset value increase with only a remote probability of occurring. The $1.7 billion in other than temporary impairment was reflected by a reduction in both the gross carrying value of the mortgage servicing rights asset and the corresponding valuation allowance. The reduction to the valuation allowance related to the other than temporary impairment reduces the maximum potential future increase to the mortgage servicing rights carrying value (under lower of cost or market accounting). However, the recognition of other than temporary impairment had no impact on the net carrying value of the asset or on earnings.

The assumptions used in modeling expected future cash flows of mortgage servicing rights have a significant impact on the fair value of mortgage servicing rights and potentially a corresponding impact to earnings. For example, a 10% increase in the constant prepayment assumptions would have negatively impacted the fair value of the mortgage servicing rights asset by $117 million or 3% as of December 31, 2003. This sensitivity is hypothetical and is designed to highlight the magnitude a change in assumptions could have. The calculation assumes that a change in the constant prepayment assumption would not impact other modeling assumptions. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. In addition, the factors that may cause a change in the prepayment assumption may also positively or negatively impact other areas (i.e., decreasing interest rates, while increasing prepayments, would likely have a positive impact on mortgage loan production volume and gains recognized on the sale of mortgage loans).

At December 31, 2003, based upon the market information obtained, the Company determined that its mortgage servicing rights valuations and assumptions were reasonable and consistent with what an independent market participant would use to value the asset.

Determination of Reserves for Insurance Losses and Loss Adjustment Expenses

GMAC’s Insurance operations includes an array of insurance underwriting, including personal lines, automotive extended service contracts, assumed reinsurance and commercial coverages, that creates a liability for unpaid losses incurred (which is further described in the Insurance Operations section of this MD&A). The reserve for insurance losses and loss adjustment expenses represents an estimate of the Company’s liability for the unpaid cost of insured events that have occurred as of a point in time. More specifically, it represents the accumulation of estimates for reported losses and an estimate for losses incurred but not reported, including claims adjustment expenses.

The techniques and methods the Company uses in estimating insurance loss reserves are generally consistent with prior years and are based on a variety of actuarial methodologies. GMAC Insurance’s claim personnel estimate reported losses and loss adjustment expense based on individual case information or average payments for categories of claims. GMAC Insurance’s actuaries assess reserves for each business at the lowest meaningful level of homogeneous data within each type of

Management’s Discussion and Analysis
General Motors Acceptance Corporation

insurance, such as general or product liability and auto physical damage. The selection of an actuarial reserving methodology is judgmental and depends on variables such as the type of insurance, its expected payout pattern, and the manner in which claims are processed. Special characteristics such as deductibles, reinsurance recoverable, or special policy provisions are considered in the reserve estimation process. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred and netted against the provision for losses. The Company’s reserves include a liability for the related costs that are expected to be incurred in connection with settling and paying the claim. These loss adjustment expenses are generally established as a percentage of loss reserves. The Company’s reserves recognize the actuarially indicated reserves based on prior patterns of claim incurrence and payment including the degree of incremental volatility associated with the underlying risks for the types of insurance to determine the best estimate of the ultimate liability. Since the reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in such estimated reserves are included in the results of operations in the period in which the estimates are changed. Such changes may be material to the results of the operations and financial condition and could occur in a future period.

The Company’s determination of the appropriate reserves for insurance losses and loss adjustment expense for significant business components is based on numerous assumptions that vary based on the underlying business and related exposure:

•	Personal Auto — Auto insurance losses are principally a function of the number of occurrences (i.e., accidents or thefts) and the severity (i.e., the ultimate cost of settling the claim) for each occurrence. The number of incidents is generally driven by the demographics and other indicators or predictors of loss experience of the insured customer base, including geographic location, number of miles driven, age, sex, type and cost of vehicle, and types of coverage selected. The severity of each claim, within the limits of the insurance purchased, is generally random and settles to an average over a book of business, assuming a broad distribution of risks. Changes in the severity of claims have an impact on the reserves established at a point in time. Changes in bodily injury claim severity are driven primarily by inflation in the medical sector of the economy. Changes in auto physical damage claim severity are caused primarily by inflation in auto repair costs, auto parts prices and used car prices. However, changes in the level of the severity of claims paid may not necessarily match or track changes in the rate of inflation in these various sectors of the economy.

•	Extended Service Contracts — Extended service contract losses in the U.S. and abroad are generally reported and settled quickly through dealership service departments, resulting in a relatively small balance of outstanding claims at a point in time, relative to the volume of claims processed annually. Mechanical service contract claims are primarily comprised of parts and labor for repair, or replacement of the affected components or systems. Changes in the cost of replacement parts and labor rates will impact the cost of settling claims. Considering the short time frame between a claim being incurred and paid, changes in key assumptions (e.g., part prices, labor rates) will have a minimal impact on the loss reserve as of a point in time.

•	Assumed Reinsurance — The assumed reinsurance losses generally arise from contracts with regional carriers within the United States and facultative excess of loss agreements with national writers. The reserve analysis is performed at a “group” level. A group can be an individual contract or a group of similar contracts, depending mostly upon contract size, lines of business exposed, and contract. Some considerations that can impact reserve estimates are changes in claim severity (e.g., building costs, auto repair costs, wage inflation, medical costs) as well as changes in the legal and regulatory environment.

At December 31, 2003, the Company’s reserve for insurance losses and loss adjustment expenses totaled $2.3 billion, as compared to $2.1 billion at December 31, 2002. Insurance losses and loss adjustment expenses totaled $2.3 billion for the year ended December 31, 2003, an increase from $2.0 billion in 2002 and $1.7 billion in 2001. The increase in losses and loss adjustment expense (and the related reserve) since 2001 is due to acquisitions and higher business volumes. As of December 31, 2003, the Company concluded that its insurance loss reserves were reasonable and appropriate based on the assumptions and data used in determining the estimate. However, as insurance liabilities are based on estimates, the actual claims ultimately paid will vary from such estimates.

Valuation of Interests in Securitized Assets

When the Company securitizes automotive retail contracts, wholesale finance receivables, mortgage loans and other investments, it typically retains an interest in the sold assets. These interests may take the form of asset- and mortgage-backed securities (including senior and subordinated interests), interest-only, principal only, investment grade, non-investment grade and unrated securities. The Company retains an interest in these transactions to provide a form of credit enhancement for the more highly rated securities, or because it is more economical to hold these interests as opposed to selling. In addition to the primary securitization activities, the Company’s mortgage operations purchase mortgage-backed securities, interest only strips and other interests in securitized mortgage assets. In particular, the Company has mortgage broker-dealer operations that are in the business of underwriting, private placement, trading and selling of various mortgage-backed securities. As a result of these activities, the Company may hold investments (primarily with the intent to sell or securitize) in mortgage-backed securities similar to those retained by the Company in securitization activities. Interests in securitized assets are accounted for as investments in debt securities pursuant to Statement of Financial Accounting Standards 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s estimate of the fair value of these interests requires management

Management’s Discussion and Analysis
General Motors Acceptance Corporation

to exercise significant judgment about the timing and amount of future cash flows of the securities.

Interests in securitized assets that are classified as trading or available for sale are valued on the basis of external dealer quotes, where available. External quotes are not available for a significant portion of these assets (approximately 70% to 80%), given the relative illiquidity of such assets in the market. In these circumstances, valuations are based on internally-developed models, which consider recent market transactions, experience with similar securities, current business conditions, analysis of the underlying collateral, and third-party market information, as available. In conjunction with the performance of such valuations, management determined that the assumptions and the resulting valuations of asset- and mortgage-backed securities were reasonable and consistent with what an independent market participant would use to value the positions. In addition, the Company has certain interests in securitized assets (approximating $233 million) that are classified as held to maturity. Investments classified as held to maturity are carried at amortized cost and are periodically reviewed for impairment. At December 31, 2003 and 2002, the total interests in securitized assets approximated $5.8 billion and $7.0 billion, respectively. The decrease in interests in securitized assets reflects the increased use of securitization structures accounted for as on-balance sheet financings.

Estimating the fair value of these securities requires management to make certain assumptions based upon current market information. The following describes the significant assumptions impacting future cash flow, and therefore the valuation of these assets.

•	Prepayment Speeds — Prepayment speeds are primarily impacted by changes in interest rates. As interest rates rise, prepayment speeds generally slow and as interest rates decrease, prepayment speeds generally accelerate. Similar to mortgage servicing rights, estimated prepayment speeds significantly impact the valuation of the Company’s mortgage-backed securities because increases in actual and expected prepayment speed significantly reduce expected cash flows from these securities. For certain securities, management is able to obtain market information from parties involved in the distribution of such securities to estimate prepayment speeds. In other cases, management estimates prepayment speeds based upon historical and expected future prepayment rates. In comparison to mortgage-backed securities, prepayment speeds on the automotive asset-backed securities are not as volatile and do not have as significant an earnings impact due to the relative short contractual term of the underlying receivables and the fact that many of these receivables have below-market contractual rates due to GM-sponsored special rate incentive programs.

•	Credit Losses — Expected credit losses on assets underlying the asset-and mortgage-backed securities also significantly impact the estimated fair value of the related residual interests retained by the Company. Credit losses can be impacted by many economic variables including unemployment, housing appreciation and regional factors. The types of loan product and the interest rate environment are also key variables impacting the credit loss assumptions. For certain securities, market information for similar investments is available to estimate credit losses and collateral defaults (e.g., dealer-quoted credit spreads). For other securities, future credit losses are estimated using internally-developed credit loss models, which generate indicative credit losses on the basis of the Company’s historical credit loss frequency and severity.

•	Discount Rate — Discount rate assumptions are primarily impacted by changes in the assessed risk on the sold assets or similar assets and market interest rate movements. Discount rate assumptions are determined using data obtained from market participants, where available, or based on current relevant treasury rates, plus a risk-adjusted spread, based on analysis of historical spreads on similar types of securities.

•	Interest Rates — Estimates of interest rates on variable- and adjustable-rate contracts are based on spreads over the applicable benchmark interest rate using market-based yield curves. The movement in interest rates can have a significant impact on the valuation of retained interests in floating-rate securities.

Asset- and mortgage-backed securities are included as a component of investment securities in the Company’s Consolidated Balance Sheet. Changes in the fair value of asset- and mortgage-backed securities held for trading are included as a component of investment income in the Company’s Consolidated Statement of Income. For the years ended December 31, 2003 and 2002, net decreases in the fair value of asset- and mortgage-backed securities held for trading totaled $341 million and $798 million, respectively. The changes in the estimated fair value of asset- and mortgage-backed securities available for sale are included as a component of equity (other comprehensive income) in the Company’s Consolidated Balance Sheet. In the event that management determines that other than temporary impairment should be recognized related to asset- and mortgage-backed securities available for sale, such amounts are recognized in investment income in the Company’s Consolidated Statement of Income. The Company recognized $57 million, $57 million and $2 million in other than temporary impairment on interests in securitized assets for the years ended 2003, 2002 and 2001, respectively.

Similar to mortgage servicing rights, changes in model assumptions can have a significant impact on the carrying value of interests in securitized assets. Note 8 of the consolidated financial statements summarizes the impact on the fair value due to a change in key assumptions for the significant categories of interests in securitized assets as of December 31, 2003. The processes and assumptions used to determine the fair value of interest in securitized assets have been consistently applied and are considered by management to result in a valuation that fairly states the assets and which is not inconsistent with what a market participant would use to value the positions.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

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

As part of this diversified funding strategy, GMAC regularly accesses the following sources of funds:

•	Commercial paper — These short-term promissory notes are senior obligations of the Company that are offered to institutional and commercial investors. GMAC has commercial paper programs worldwide in the United States, Canada, Europe, Latin America and Asia Pacific.

•	Institutional unsecured term debt — The Company issues debt obligations through underwritten bond offerings and medium term note programs to institutional investors. The underwritten offerings are typically large issuances sold in the capital markets through dealers acting as underwriters. Medium term notes are sold to institutional investors worldwide through dealer agents in book-entry form for any maturity ranging from nine months to thirty years.

•	Retail debt programs — Through the SmartNote program in the United States and the Demand Note programs in the United States and Canada, GMAC issues debt obligations generally to retail investors. SmartNotes securities range in maturity from 9 months to 30 years and are marketed through a national broker network. Demand Notes are short-term securities that offer a variable rate of interest and represent unsecured debt obligations of GMAC. Beginning in January 2004 the Company began a program to offer SmartNote securities in Europe.

•	Securitization programs — The Company securitizes consumer automotive finance retail contracts, wholesale loans and mortgage loans through various channels. These securitizations comprise either on-balance sheet secured financings or off-balance sheet fundings, as further described in the Securitization and Off-balance Sheet Arrangements section later in this MD&A and in Note 8 to the Consolidated Financial Statements.

As an important part of its overall funding and liquidity strategy, the Company maintains substantial bank lines of credit. These bank lines of credit, which totaled $54 billion at December 31, 2003, provide “back-up” liquidity and represent additional funding sources if required. As further discussed in Note 13 to the Consolidated Financial Statements, the Company renewed certain of these facilities in June 2003.

Additional sources of liquidity are provided through certain arrangements within the Company’s Mortgage operations. In particular, the Mortgage operations have entered into various repurchase arrangements, loan aggregation facilities, and secured lines of credit whereby GMAC obtains short-term funding from counterparties through the collateralization of certain mortgage loans held for sale and investment and investment securities. In addition, liquidity is provided under certain arrangements whereby GMAC is permitted to utilize mortgage custodial funds prior to the remittance to investors.

The following summarizes GMAC’s outstanding debt, by funding source, and the weighted average borrowing costs for the periods indicated:

December 31, (in millions)	2003	2002

Commercial paper	$13,157	$13,393
Institutional term debt	101,455	95,336
Retail debt programs	34,297	27,368
Secured financings	69,023	25,826
Bank loans, master notes and other	18,819	18,189

Total debt (a)	236,751	180,112
Off-balance sheet securitizations (b)	29,595	31,744

Total funding	$266,346	$211,856

Leverage ratio covenant	8.9:1	(c	)
Weighted average borrowing costs (d)	3.64%	4.32%

(a)	Excludes fair value adjustment as described in Note 13 to the Consolidated Financial Statements.
(b)	Represents net funding on securitizations of automotive finance receivables accounted for as sales under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as further described in Note 8 to the Consolidated Financial Statements, but excludes funding from securitizations of mortgage receivables and securities.
(c)	As described in Note 13 to the Consolidated Financial Statements, the Company’s liquidity facilities contain a leverage ratio covenant of 11:1 which, beginning June 2003, excludes from debt, securitization transactions that are accounted for on-balance sheet as secured financings (totaling $59,557 as of December 31, 2003). GMAC’s debt to equity ratio was 11.8:1 and 10.3:1, as of December 31, 2003 and December 31, 2002, respectively, as determined by generally accepted accounting principles in the United States of America, which was the former basis for the leverage ratio covenant.
(d)	Represents the weighted average annual cost of on-balance sheet debt, including the effects of related derivative financial instruments. The weighted average borrowing cost for 2001 was 5.50%.

In the first half of 2003, the Company continued to experience a difficult funding environment caused by high funding requirements (due to continued growth in asset levels), negative credit rating

Management’s Discussion and Analysis
General Motors Acceptance Corporation

agency activity, and general instability in the corporate bond markets. In particular, entering 2003, GMAC’s unsecured credit spreads were near historical highs primarily due to weakness in the automotive sector of the corporate debt markets as well as specific concerns regarding the financial outlook of GM. This challenging environment caused the Company to continue to reach beyond traditional unsecured debt sources and to increase its focus on securitization. In addition, management’s funding strategy focused on creating additional sources of liquidity, as the Company (beginning in June 2003) began executing retail automotive portfolio sales transactions in which GMAC transfers all credit risk to the purchaser. During the year the Company executed two such whole loan sales aggregating $4 billion.

While GMAC’s asset levels remain at record highs, the Company, beginning in the third quarter of 2003, has benefitted from a significant reduction in unsecured borrowing spreads consistent with the overall improvement in the capital markets and GM as an issuer, in particular. The outlook for GM improved partially due to the significant progress made in funding GM’s pension and postretirement obligations. The improvement in the capital markets environment is somewhat tempered by GMAC’s current unsecured debt ratings and related ratings outlook (as further described in the Credit Ratings section of this MD&A). Based on the current environment, management in 2004 expects to continue its emphasis on asset-backed securitization and retail debt funding sources and plans to utilize institutional unsecured debt offerings as appropriate. In the event that there is deterioration in the funding environment (either due to negative credit events specific to GMAC or to events impacting the overall corporate debt markets), management will adjust the funding and business strategy as necessary to meet the Company’s liquidity requirements. The changes to the funding strategy would be consistent with what the Company has done over the past few years as it has emphasized funding diversification by developing new sources of financing. In addition, the Company’s decision to extend maturities on new debt issues has positioned the Company well to meet cash flow requirements, resulting in an increase in available cash balances ($18 billion at December 31, 2003). Management expects that based on the Company’s current financial position, its funding strategy and diversified financing sources will provide sufficient access to the capital markets to meet the Company’s funding needs.

Credit Ratings

The cost and availability of unsecured financing is influenced by credit ratings which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. This is particularly true with respect to the Company’s commercial paper ratings as certain institutional investors (money market funds in particular) are limited to investing only in securities carrying the two highest rating categories for short-term debt. Substantially all of the Company’s debt has been rated by nationally recognized statistical rating organizations. As of March 9, 2004, all GMAC ratings were within the investment grade category. Concerns over the competitive and financial strength of GM, including how it will fund its pension and retiree health care liabilities, resulted in the Company experiencing a series of negative rating actions in the first half of 2003, with GMAC’s current credit ratings representing the lowest levels in the Company’s history. However, in the fourth quarter of 2003, all of the nationally recognized rating agencies affirmed GMAC’s current ratings, with three out of the four agencies maintaining a negative outlook. The following summarizes GMAC’s current ratings, outlook and date of last action by respective agencies.

	Commercial	Senior		Date of
Rating Agency	Paper	Debt	Outlook	Last Action

Fitch	F-2	BBB+	Negative	June 19, 2003
Moody’s	Prime-2	A3	Negative	June 13, 2003
S&P	A-2	BBB	Negative	April 10, 2003
DBRS	R-1 (low)	A (low)	Stable	April 22, 2003

Derivative Financial Instruments

In managing the interest rate and foreign exchange exposures of a multinational finance company, GMAC and its subsidiaries utilize a variety of interest rate and currency derivative financial instruments. As an end-user of these financial instruments, GMAC is in a better position to expand its investor base and to minimize its funding costs, enhancing its ability to offer attractive, competitive financing rates to its customers. The Company’s derivative financial instruments consist primarily of interest rate swaps, futures and options, currency swaps, and forwards used to hedge related assets or funding obligations. The use of these instruments is further described in Note 16 to the Consolidated Financial Statements.

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

Off-balance Sheet Arrangements

The Company uses off-balance sheet entities as an integral part of its operating and funding activities. The entities include qualifying special purpose entities (QSPEs) and variable interest entities (VIEs) used for securitization transactions, mortgage

Management’s Discussion and Analysis
General Motors Acceptance Corporation

warehouse facilities and other mortgage-related funding programs. The amounts outstanding in these off-balance sheet facilities have decreased since December 31, 2002 as the Company continues to utilize securitization transactions that, while similar in legal structure to off-balance sheet securitizations, are accounted for as secured financings (see Note 13 to the Consolidated Financial Statements for the amount of assets held as collateral in secured financing transactions) and as the Company’s Mortgage operations have replaced various off-balance sheet facilities with consolidated funding facilities. The following table summarizes assets carried off-balance sheet in these entities.

December 31, (in billions)	2003	2002

Securitization (a)
Retail finance receivables	$9.5	$16.2
Wholesale loans	21.1	17.4
Mortgage loans	63.0	81.9
Collateralized debt obligations (b)	3.5	1.9
Tax-exempt related securities	1.1	1.0

Total securitization	98.2	118.4
Other off-balance sheet activities:
Mortgage warehouse	5.6	13.5
Other mortgage	7.6	8.2

Total off-balance sheet activities	$111.4	$140.1

(a)	Includes only securitizations accounted for as sales under SFAS 140, as further described in Note 8 to the Consolidated Financial Statements.
(b)	Includes securitization of mortgage backed securities, some of which are backed by securitized mortgage loans as reflected in the above table.

Securitization

As part of its ongoing operations and overall funding and liquidity strategy, the Company securitizes consumer automotive finance retail contracts, wholesale loans, mortgage loans, commercial mortgage securities, asset-backed securities, real estate investment trust debt and tax-exempt related securities. Securitization of assets allows the Company to diversify funding sources and to support the core activities of the Mortgage operations relative to originating and purchasing mortgage loans to generate origination and servicing income. Termination of GMAC’s securitization activities would reduce funding sources and disrupt the core mortgage banking activity, adversely impacting the Company’s operating profit.

The Company’s securitization program is further described in Note 8 to the Consolidated Financial Statements. As part of the program, assets are generally sold to bankruptcy-remote subsidiaries of the Company. These bankruptcy remote subsidiaries are separate legal entities that assume the risk and reward of ownership of the receivables. Neither the Company nor these subsidiaries are responsible for the other entities debts, and the assets of the subsidiaries are not available to satisfy the claims of the Company or its creditors. In turn, the bankruptcy-remote subsidiaries establish separate trusts to which they transfer the assets in exchange for the proceeds from the sale of asset- or mortgage-backed securities issued by the trust. The trusts’ activities are generally limited to acquiring the assets, issuing asset- or mortgage-backed securities, making payments on the securities, and periodically reporting to the investors. Due to the nature of the assets held by the trusts and the limited nature of each trust’s activities, most trusts are QSPEs in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In accordance with SFAS 140, assets and liabilities of the QSPEs are not consolidated in the Company’s Consolidated Balance Sheet.

As part of the Company’s securitization program, GMAC generally agrees to service the transferred assets for a fee and may earn other related ongoing income. The Company also may retain a portion of senior and subordinated interests issued by the trusts; for transactions accounted for as sales these interests are reported as investment securities in the Company’s Consolidated Balance Sheet and are disclosed in Note 6 to the Consolidated Financial Statements. Subordinate interests typically provide credit support to the more highly rated senior interests in a securitization transaction and may be subject to all or a portion of the first loss position related to the sold assets. The amount of the fees earned and the levels of retained interests that the Company maintains are disclosed in Note 8 to the Company’s Consolidated Financial Statements. The Company also purchases derivative financial instruments in order to facilitate securitization activities, as further described in Note 16 to the Consolidated Financial Statements.

No recourse provisions exist that allow holders of the asset- or mortgage-backed securities to put those securities back to the Company. The Company’s exposure related to the securitization trusts is generally limited to cash reserves held for the benefit of investors in the trusts and retained interests. The trusts have a limited life and generally terminate upon final distribution of amounts owed to investors or upon exercise by GMAC, as servicer, of its cleanup call option when the servicing of the sold contracts becomes burdensome. In addition, the trusts do not invest in the equity of GMAC or any of its affiliates.

The Company’s collateralized debt obligation (CDO) securitization program includes the securitization of commercial mortgage securities, asset-backed securities, real estate investment trust debt, and commercial mortgage loans. Some of the CDOs sponsored by the Company are QSPEs and are therefore not consolidated by the Company. The remaining CDOs represent VIEs in which GMAC is not considered to be the primary beneficiary and are therefore also not consolidated. Under the CDO arrangements, GMAC and other unaffiliated parties each contribute a portion of the total collateral underlying the CDO investments. GMAC holds subordinated interests, including partial first loss positions in CDO investments, and also acts as collateral manager for the entity. The subordinated interests are carried as trading or available for sale securities in the Company’s

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Consolidated Balance Sheet. Refer to Note 22 to the Consolidated Financial Statements for a further discussion of CDOs.

The Company’s tax-exempt related securitizations include the tender option bond (TOB) and tax exempt conduit (TEC) programs. Under the TOB program, the Company acquires long-term, tax-exempt, fixed rate municipal bonds (generally AAA and AA rated), deposits them into a QSPE (TOB Trust), securitizes them with a tender option (also known as a put option), and resells the newly created short-term, tax-exempt notes to third party investors. The tender option allows the holder of the short-term notes to put back its interest to the liquidity bank or remarketing agent for cash at any time. The Company’s retained interests reflect the difference between the interest on the fixed rate bond and the rate required to market the short-term notes. The Company is not obligated to repurchase or redeem the short term notes before maturity. However, should the remarketing agent be unable to remarket the short term notes, the Trustee would liquidate the TOB Trust assets which could result in losses to the Company.

Under its TEC program, the Company acquires long-term, tax-exempt or taxable, fixed and floating rate bonds, deposits them into a QSPE (TEC Trust), securitizes them with a put option, bundles them with a credit enhancement and a liquidity guarantee, and then finances the newly created short-term taxable fixed rate or tax-exempt variable rate certificates with third party investors. The put option allows the holders of the tax-exempt variable rate certificates to put back their interest to the liquidity provider for cash upon failed remarketing. The Company retains the difference between the interest on the underlying bonds deposited into each TEC Trust and the rate paid on the certificates issued by the TEC Trust. The Company is not obligated to repurchase or redeem the tax-exempt variable rate certificates before maturity. However, should the remarketing agent be unable to remarket the tax-exempt variable rate certificates, the Trustee would liquidate the TEC Trust assets which could result in losses to the Company.

The Company generally does not guarantee any securities issued by the trusts. However, the Company has guaranteed repayment of principal and interest associated with certain securitization transactions. Securities issued as a result of such securitization transactions were credit enhanced by an AAA-rated insurer and the Company has issued a guarantee to the insurer for a portion of the guaranteed bonds. The Company generally has also retained an investment related to such securitizations that is subordinate to the guarantees. Guarantee losses would be incurred in the event that losses on the underlying collateral exceed the Company’s subordinated investment (see Note 24 to the Consolidated Financial Statements and the Guarantees section in this MD&A for further information). Expiration dates range from 2004 through the expected life of the asset pool.

The Company has also entered into agreements to provide credit loss protection for certain high loan-to-value (HLTV) mortgage loan securitization transactions. GMAC is required to perform on its guaranty obligation when the security credit enhancements are exhausted and losses are passed through to dealers. The guarantees terminate the first calendar month during which the security aggregate note amount is reduced to zero (see Note 24 to the Consolidated Financial Statements and the Guarantees section in this MD&A for further information).

Certain of the Company’s securitization transactions, while similar in legal structure to the transactions described above (i.e., the assets are legally sold to a bankruptcy remote subsidiary), do not meet the isolation and control criteria of SFAS 140 and are therefore accounted for as secured financings. As secured financings, the underlying automotive finance retail contracts or mortgage loans remain on the balance sheet with the corresponding obligation (consisting of the debt securities issued) reflected as debt. The Company recognizes income on the finance receivables and loans and interest expense on the securities issued in the securitization and provides for credit losses as incurred over the life of the securitization. Approximately $64.7 billion and $21.2 billion of finance receivables and loans were related to secured financings at December 31, 2003 and 2002, respectively. Refer to Note 13 to the Consolidated Financial Statements for further discussion.

Other Off-Balance Sheet Entities

The Company also uses other off-balance sheet entities for operational and liquidity purposes which are in addition to the securitization activities that are part of the transfer and servicing of financial assets under SFAS 140 (as described above). The purposes and activities of these entities vary, with some entities classified as QSPEs under SFAS 140 and others, whose activities are not sufficiently limited to meet the QSPE criteria of SFAS 140, are considered to be VIEs and are accounted for in accordance with Interpretation No. 46 (FIN 46) Consolidation of Variable Interest Entities.

Interests in the off-balance sheet transactions that are retained by the Company (including consolidated subsidiaries) are included in the Consolidated Balance Sheet. Certain of the structures contain provisions that require the Company to purchase from the entities, or in some cases alternatively finance, specific assets that cease to satisfy eligibility requirements. Certain mortgage warehouse structures contain a conditional call option that permits the Company to purchase assets upon the occurrence of specific events caused by third parties. When the call option is exercisable, the Company records the assets in the Consolidated Balance Sheet. The Company may also act as a counterparty in derivative financial instruments with these entities to facilitate transactions. Although representing effective risk management techniques, these derivative financial instrument positions do not qualify for hedge accounting treatment as the assets or liabilities that are economically hedged are carried off-balance sheet. As such, these derivative financial instruments are reported in the Company’s Consolidated Balance Sheet at market value, with valuation

Management’s Discussion and Analysis
General Motors Acceptance Corporation

adjustments reflected in the Consolidated Statement of Income on a current period basis and are disclosed in Note 16 of the Consolidated Financial Statements. Included in the Company’s derivative financial instrument positions are put options held by third party banks covering $0.4 billion and $0.5 billion in mortgage loans at December 31, 2003 and 2002, respectively. In the event of a concurrent exercise of these puts by the holders, GMAC would need to obtain additional financing to satisfy its obligations.

GMAC does not guarantee debt issued in connection with any of its off-balance sheet facilities, nor guarantee the liquidity support (to the extent applicable) that is provided by third-party banks. Further, there are no recourse provisions that would permit holders to put debt obligations back to GMAC. In the event that liquidity banks fail to renew their commitment (which commitments may be subject to periodic renewal) and GMAC is unable to find replacement liquidity support or alternative financing, the outstanding commercial paper would be paid with loans from participating banks, and proceeds from the underlying assets would be used to repay the banks. Finally, none of these entities related to its off-balance sheet facilities owns stock of GMAC or any of its affiliates.

The Company’s more significant off-balance sheet entities are described as follows:

•	Mortgage warehouse funding — GMAC uses several off-balance sheet warehouse funding vehicles to accumulate both residential and commercial mortgage loans, or senior beneficial interests in mortgage loans, pending permanent sale or securitization. Net assets in these facilities totaled $5.6 billion and $13.5 billion at December 31, 2003 and 2002, respectively. This decline reflects primarily the replacement of off-balance sheet facilities with consolidated funding facilities. Funding for the assets is provided through the issuance of commercial paper by a GMAC- or bank-sponsored entity or by third-party financing. A number of the facilities aggregating $3.6 billion and $11.1 billion outstanding at December 31, 2003 and 2002, respectively, provide committed funding for the term of the facility agreement. Under the remaining facilities aggregating $2.0 billion and $2.4 billion outstanding at December 31, 2003 and 2002, respectively, funding is at the discretion of the sponsoring bank or third party. Failure of the committed facility providers to renew the commitments (which commitments may be subject to periodic renewal), or of the uncommitted facility providers to continue accepting loans, would require GMAC to find alternative financing sources for these assets. Refer to Note 22 of the Consolidated Financial Statements for additional discussion of mortgage warehouse funding activities.

•	Other mortgage funding — GMAC also uses off-balance sheet QSPEs and third-party facilities to finance mortgage-related products, primarily defaulted government-insured or guaranteed mortgage loans and warehouse and construction loans. Net assets in these facilities totaled $7.6 billion and $8.2 billion at December 31, 2003 and 2002, respectively. Funding for the assets is provided by either a GMAC-or bank-sponsored commercial paper conduit or by third party financing. Nearly all of these facilities ($7.4 billion and $8.1 billion outstanding at December 31, 2003 and 2002, respectively) are committed for the term of the agreement, with the balance at the discretion of the third party. Failure of the committed facility providers to renew the commitments, or of the uncommitted facility providers to continue accepting loans would require GMAC to find alternative financing sources for these assets. The Company serves as administrator for the GMAC sponsored commercial paper conduit (referred to as Mortgage Interest Networking Trust or MINT).

•	Interests in real estate partnerships — The Company’s Mortgage operations syndicate investments in real estate partnerships to unaffiliated investors and, in certain partnerships, guarantee the timely payment of a specified return to those investors. Returns to investors in the partnerships syndicated by the Company are derived from tax credits and tax losses generated by underlying operating partnership entities that develop, own, and operate affordable housing properties throughout the United States. Syndicated tax credit partnerships that contain a guarantee are reflected in the Company’s financial statements under the financing method. In addition, the Company has variable interests in the underlying operating partnerships (primarily in the form of limited partnership interests) where GMAC is not the primary beneficiary of and, as a result, is not required to consolidate these entities under FIN 46. Assets outstanding in these partnerships approximated $3 billion at December 31, 2003. GMAC’s exposure to loss at such time was $675 million, representing the amount payable to investors in the event of liquidation of the partnerships. The Company’s exposure to loss increases as unaffiliated investors place additional guaranteed commitments with the Company. Considering such committed amounts, the Company’s exposure to loss in future periods is not expected to exceed $1.2 billion. Refer to Note 22 to the Consolidated Financial Statements for further discussion of Interests in real estate partnerships.

•	New Center Asset Trust (NCAT) — NCAT is a QSPE that was established for the purpose of purchasing and holding privately issued asset-backed securities created in GMAC’s automotive finance asset securitization program, as previously described. NCAT funds the activity through the issuance of asset-backed commercial paper and equity certificates. NCAT acquires the asset-backed securities from special purpose trusts established by the Company’s limited purpose bankruptcy-remote subsidiaries. As of December 31, 2003, NCAT had $10.6 billion in asset-backed securities, which were supported by $10.2 billion in commercial paper and $0.6 billion in equity owned by investors not affiliated with the Company. The Company acts as administrator of NCAT to provide for the administration of the trust. NCAT maintains an $19.3 billion revolving credit agreement characterized as a liquidity and receivables purchase

Management’s Discussion and Analysis
General Motors Acceptance Corporation

facility to support its issuance of commercial paper (see Note 13 to the Consolidated Financial Statements). The assets underlying the NCAT securities are retail finance receivables and wholesale loans that are securitized as a part of GMAC’s automotive finance funding strategies. As such, the $10.6 billion of NCAT securities outstanding at December 31, 2003 are considered in the non-mortgage securitization amounts presented in the foregoing table.

Guarantees

GMAC has entered into arrangements that contingently require payments to non-consolidated third parties that are defined as guarantees. The primary categories of guarantees are summarized below with further qualitative and quantitative information in Note 24 to the Consolidated Financial Statements:

		Carrying
	Maximum	value of
December 31, 2003 (in millions)	liability	liability

Standby letters of credit	$263	$4
Securitizations and sales	1,970	47
Agency construction lending	640	—
Guarantees for repayment of third-party debt	38	—

•	Standby letters of credit — Letters of credit are issued by the Company’s Financing and Mortgage operations that represent irrevocable guarantees of payment of specified financial obligations of a client and which are generally collateralized by assets.

•	Securitizations and sales — Under certain mortgage securitization and sales transactions GMAC has agreed to guarantee specific amounts depending on the performance of the underlying assets. In particular these guarantees relate to particular commercial mortgage securitizations, high loan to value securitizations, and sales of mortgage-related securities.

•	Agency construction lending — GMAC guarantees the repayment of principal and interest on certain construction loans and on long term fixed rate agency loans. The guarantees range from 2.5% to 20.0% of the original principal balance of the loans.

•	Guarantees for repayment of third-party debt — Under certain arrangements, the Company guarantees the repayment of third-party debt obligations in the case of default. Some of these guarantees are collateralized by letters of credit.

In addition to the above guarantees, GMAC has standard indemnification clauses in some of its funding arrangements that would require GMAC to pay lenders for increased costs due to certain changes in laws or regulations. Furthermore, the Company’s Mortgage operations sponsor certain agents who originate mortgage loans under government programs and has guaranteed uninsured losses resulting from the actions of the agents. As the nature of these exposures is unpredictable and not probable, management is not able to estimate a liability for the guarantees in these arrangements.

Aggregate Contractual Obligations

The following table provides aggregated information about GMAC’s outstanding contractual obligations as of December 31, 2003 that are disclosed elsewhere in the Company’s consolidated financial statements.

	Payments due by period

		Less than			More than
December 31 2003, (in millions)	Total	1 year	1-3 years	3-5 years	5 years

Description of obligation:
Debt
Unsecured (a)	$168,407	$60,305	$54,101	$17,932	$36,069
Secured	69,023	17,119	10,454	2,064	39,386
Lease commitments	682	142	220	136	184
Mortgage purchase and sale commitments	19,078	16,021	3,057	—	—
Lending commitments	20,878	13,496	1,222	954	5,206
Commitments to provide capital to equity method investees	155	109	2	16	28
Purchase obligations	115	49	46	19	1

Total	$278,338	$107,241	$69,102	$21,121	$80,874

(a)	Amount reflects the remaining principal obligation and excludes fair value adjustment of $2,111 and unamortized discount of $679.

•	Debt — Amounts represent the scheduled maturity of debt at December 31, 2003, assuming that no early redemptions occur. For debt issuances without a stated maturity date (i.e., demand notes) the maturity is assumed to occur within one year. The maturity of secured debt may vary based on the payment activity of the related secured assets. The amounts presented above are before the effect of any unamortized discount for fair value adjustment. Refer to Note 13 to the Consolidated Financial Statements for additional information on the Company’s debt obligations.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

•	Lease commitments — GMAC has obligations under various operating lease arrangements (primarily for real property) with noncancelable lease terms that expire after December 31, 2003. Refer to Note 24 to the Consolidated Financial Statements for additional information on the Company’s lease commitments.

•	Mortgage purchase and sale commitments — As part of the Company’s Mortgage operations, GMAC enters into commitments to originate, purchase, and sell mortgages and mortgage-backed securities. Refer to Note 24 to the Consolidated Financial Statements for additional information on the Company’s mortgage purchase and sale commitments.

•	Lending commitments — Both the Financing and Mortgage operations have outstanding revolving lending commitments with customers. The amounts in the above table represent the unused portion of those commitments, as of December 31, 2003, that the customers may draw upon demand in accordance with the lending arrangement. Refer to Note 24 to the Consolidated Financial Statements for additional information on the Company’s lending commitments.

•	Commitments to provide capital to equity method investees — As part of arrangements with specific real estate partnerships, GMAC is obligated to provide capital to equity method investees. Refer to Note 24 to the Consolidated Financial Statements for additional information on the Company’s commitments to provide capital to equity method investees.

•	Purchase obligations — GMAC enters into multiple contractual arrangements for various services. The amounts represent fixed payment obligations under the Company’s most significant contracts and primarily relate to contracts with information technology providers.

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

Year ended December 31, (in millions)	2003	2002

Value at Risk
Maximum	$323	$420
Average	234	342
Minimum	173	260

While no single risk statistic can reflect all aspects of market risk, the VaR measurements provide an overview of the Company’s exposure to changes in market influences. Less than 2% of GMAC’s assets are accounted for as trading activities (i.e., those in which changes in fair value directly affect earnings). As such, the Company’s VaR measurements are not indicative of the impact to current period earnings caused by potential market movements.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

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

	2003		2002

	Non-		Non-
December 31, (in millions)	trading	Trading	trading	Trading

Financial instruments exposed to changes in:
Interest rates
Estimated fair value	$(30,676)	$4,142	$(15,418)	$4,378
10% adverse change in rates	(1,136)	(11)	(924)	(26)
Foreign exchange rates
Estimated fair value	$(5,131)	$291	$(3,766)	$146
10% adverse change in rates	(513)	(29)	(377)	(15)
Equity prices
Estimated fair value	$1,689	$—	$1,237	$—
10% decrease in prices	(169)	—	(124)	—

There are certain shortcomings inherent to the sensitivity analysis data presented. The models assume that interest rate and foreign exchange rate changes are instantaneous parallel shifts. In reality, changes are rarely instantaneous or parallel and therefore the sensitivities disclosed above may be overstated.

Because they do not represent financial instruments, the Company’s operating leases are not required to be included in the interest rate sensitivity analysis. This exclusion is significant to the overall analysis and any resulting conclusions. While the sensitivity analysis shows an estimated fair value change for the debt which funds GMAC’s operating lease portfolio, a corresponding change for GMAC’s operating lease portfolio (which had a carrying value of $26 billion and $24 billion at December 31, 2003 and 2002, respectively) was excluded from the above analysis. As a result, the overall impact to the estimated fair value of financial instruments from hypothetical changes in interest and foreign currency exchange rates is greater than GMAC would experience in the event of such market movements.

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

To monitor and control such risk, GMAC maintains a system of policies and a control framework designed to provide a sound and well-controlled operational environment. The goal is to maintain operational risk at appropriate levels in view of the Company’s financial strength, the characteristics of the businesses and the markets in which GMAC operates, and the related competitive and regulatory environment. While each operating unit is responsible for risk management, the Company supplements this decentralized model with a centralized enterprise risk management function, headed by the Company’s Chief Risk Officer. This risk management function is responsible for ensuring that each business unit has proper policies and procedures for managing risk and for identifying, measuring and monitoring risk across the GMAC enterprise. In addition, the Company has initiated an enterprise — wide control self-assessment process. The focus of the process has been to identify key risks specific to areas impacting financial disclosure controls and procedures. Going forward control self-assessment will expand into the operating environment of each business, and for each business to assess the degree to which it maintains internal controls appropriate for its operating environment.

Notwithstanding these risk and control initiatives, the Company may incur losses attributable to operational risks from time to time, and there can be no assurance that such losses will not be incurred in the future.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Accounting and Reporting Developments

SFAS 132 (revised) — In December 2003, the FASB issued SFAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revisions to SFAS 132 are intended to improve financial statement disclosures for defined benefit plans and was initiated in 2003 in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. In particular the standard requires that companies provide more details about plan assets, benefit obligations, cash flows, benefit costs and other relevant quantitative and qualitative information. The guidance is effective for fiscal years ending after December 15, 2003. The Company adopted the disclosure provisions of SFAS 132 (revised) for those items considered to be material. Refer to Note 17 of the Consolidated Financial Statements for further discussion of GMAC’s pension and other postretirement benefits obligations.

SFAS 149 — In April 2003, the FASB issued SFAS 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. In general, this Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In accordance with the implementation of SFAS 149, the Company began to recognize commitments to purchase existing loans held for investment as derivatives to the extent that they meet the definition of a derivative according to the provisions of SFAS 133. The adoption of SFAS 149 did not have a material impact on the Company’s financial condition or results of operations.

SFAS 150 — In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial condition or results of operations.

FASB Interpretation No. 45 — In November 2002, the FASB issued interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). Beginning with transactions entered into after December 31, 2002, FIN 45 requires certain guarantees to be recorded at fair value, which is different from prior accounting practices, which was generally to record a liability only when a loss was probable and reasonably estimable, as defined in SFAS 5, Accounting for Contingencies. In general, FIN 45 applies to contracts or indemnification agreements that contingently require GMAC to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. In accordance with FIN 45, GMAC records guarantees entered into after December 31, 2002 as a liability, at fair value. Note 24 to the Consolidated Financial Statements provides a description of GMAC’s significant guarantees to third parties.

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

Upon its original issuance, FIN 46 was to be effective the first interim or annual period beginning after June 15, 2003 (i.e., July 1, 2003 for GMAC) for interests in variable interest entities in existence on January 31, 2003, and effective February 1, 2003 for variable interest entities created on or after such date. Because GMAC had already completed the evaluation of variable interest entities, the provisions of FIN 46 were applied effective July 1, 2003. In December 2003, the FASB released a revision to FIN 46 (“46R”) to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. FIN 46R provides special effective date provisions to enterprises that fully or partially applied FIN 46 prior to the issuance of the revised interpretation. In particular entities that have already adopted FIN 46 are not required to adopt FIN 46R until the quarterly reporting period ended March 31, 2004. However, the Company is currently reviewing the provisions of FIN 46R and the impact on the accounting for GMAC’s interests in variable interest entities. Among other matters, FIN 46R changes the calculation of variable interest entities as it relates to fees paid to decision

Management’s Discussion and Analysis
General Motors Acceptance Corporation

makers and, as such, it will impact the primary beneficiary analysis associated with the Company’s collateralized debt obligations. GMAC did not early adopt FIN 46R at December 31, 2003 and has not concluded its analysis of the impact of FIN 46R, which becomes effective with the quarterly period ending March 31, 2004.

Most of the Company’s variable interests are structured as qualifying special purpose entities and, therefore, are exempt from FIN 46. For GMAC’s interests in variable interest entities, a primary beneficiary analysis was performed. In the course of performing this analysis, management revised GMAC’s involvement in certain of the entities, which impacted the resulting consolidation treatment. After such revisions, the application of the consolidation provisions of FIN 46 resulted in an increase in assets and liabilities of approximately $3.7 billion, with no material impact on the Company’s results of operations or statement of cash flows. Refer to Note 22 of the Consolidated Financial Statements for further discussion of GMAC’s involvement with variable interest entities.

SEC Release on Loan Commitments — In October 2003, the FASB added a project to its agenda to clarify SFAS 133, with respect to determining the fair value of loan commitments (also referred to as interest rate lock commitments, or IRLCs). Specifically, the FASB project will address what information should be used to determine the fair value of IRLCs and whether IRLCs should ever be reported as assets by the issuer. In December 2003, the United States Securities and Exchange Commission staff announced that it intends to release a Staff Accounting Bulletin that will require that IRLCs issued after April 1, 2004 be accounted for as written options and reported as liabilities until expiration or termination of the commitment. The Company currently recognizes IRLCs as assets on the date of interest rate lock. The carrying value of IRLCs recognized in mortgage banking income and recorded in other assets at December 31, 2003 was $18 million.

Neither the FASB nor the SEC has issued final technical guidance in this area and, as such, it is not possible to know for certain the impact of this guidance. However, the Company believes that the primary effect will be deferring the recognition of gain on sale on first-lien mortgages from interest rate lock date to loan sale date. As such, the Company does not believe that the future guidance will have a material effect on the Company or its reported financial results.

Consolidated Operating Results

Comparison of 2003 to 2002

The following section provides a discussion of GMAC’s consolidated results of operations as displayed in the Consolidated Statement of Income presented on page 44. A further discussion of the operating results can be found within the foregoing individual business segment sections of this MD&A.

Revenues

Total financing revenue increased by 14% or $1,601 million to $13,210 million in 2003. The majority of the increase in financing revenue ($1,485 million) occurred at the Company’s Mortgage Operations due to the increased use of secured financing structures for consumer mortgage loans. Additional financing revenue increases were the result of asset growth in GMAC’s retail automotive portfolio as the Company experienced strong financing volume largely due to GM’s continued use of special rate financing programs. The decrease in commercial revenue was caused by a reduction in earning rates on commercial assets (which are primarily floating rate) while operating lease revenue was negatively impacted by lower gains on the disposal of remarketed vehicles.

Consistent with the increase in debt to fund the growth in assets, interest and discount expense in 2003 increased by $729 million or 11% as compared to 2002. Somewhat mitigating the effect of asset growth on interest and discount expense was a continued decline in market interest rates in 2003. The provision for credit losses decreased by $420 million in 2003 due to a combination of lower loss provisions in the commercial financing portfolio and slower asset growth in the retail automotive portfolio in 2003 as compared to 2002. Increases in loss provisions occurred in the Company’s Mortgage Operations due to the growth in on-balance sheet consumer mortgage loans.

A combination of volume and rate increases in the Company’s Insurance operations resulted in a $445 million increase in insurance premiums and service revenue earned in 2003. Mortgage banking income increased by $632 million to $2,696 million in 2003. The increase in mortgage banking income was the result of increased loan production and higher pricing margins, which resulted in increases in gains from the sales of loans, mortgage processing fees and other mortgage income.

The $374 million increase in investment income was attributable to fewer net capital losses and other than temporary impairment in the Insurance operation’s investment portfolio in 2003 as compared to 2002.

Other income decreased by $430 million during the year to $3,309 million and included the following significant items, contributing to the net change:

•	Decreased automotive off-balance sheet securitization revenues due to the increased use of securitization structures accounted for as on- balance sheet secured financings.

•	Decreased interest and service fees from GM, as a result of a decrease in interest rates and outstanding balances on amounts due GMAC under financing arrangements with GM.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

•	Increased revenue from the International automotive full service leasing business as a result of increased volume.

•	Unfavorable market adjustments on the Company’s non-hedge derivative financial instrument positions.

Expenses

Compensation and benefits expense was $2,838 million in 2003 as compared to $2,474 million in 2002. Of this $364 million increase, $270 million was attributable to the Company’s Mortgage operations, which was caused by the record production volumes experienced in 2003. The $269 million increase in insurance losses and loss adjustment expenses was consistent with the higher written premium and service revenue volumes experienced at the Insurance operations in 2003.

Other operating expense increased by 6% to $3,932 million in 2003 largely due to a growth in operating costs associated with the increased loan production in the Company’s Mortgage Operations. Operating expenses were also impacted in 2003 by increases in insurance commission expense caused by a change, beginning in 2002, in the underwriting of vehicle service contracts, whereby a wholly owned non-insurance company within GMAC’s Insurance operations became the obligor. In addition, the continued growth of GMAC’s full servicing leasing business also contributed to the increase in consolidated operating expenses. The Company’s effective tax rate was 36.3% in 2003, which was consistent with the 36.4% rate experienced in 2002.

Comparison of 2002 to 2001

GMAC’s net income was $1,870 million in 2002 compared with $1,786 million in 2001. Included in 2001 results is a $34 million cumulative effect of accounting change related to the adoption of SFAS 133.

Revenues

Total financing revenue increased by 3% to $11,609 million in 2002. Most notable was a 29% increase in consumer financing revenue due to growth in the consumer automotive portfolio caused by GM sponsored special rate financing programs, and due to the increased use of secured financing structures in the Mortgage operations. Total financing revenue was adversely affected as a result of declining yields on the commercial portfolio (consistent with the decline in interest rates during the year), and a reduction in net operating lease revenue attributable to a continued decrease in the Company’s operating lease portfolio.

Interest and discount expense was favorably impacted by declining market interest rates, offset by increased debt (used to fund higher asset levels) and wider borrowing spreads, resulting in a net decrease of 12% or $894 million from 2001 to 2002. The provision for credit losses increased 38% from $1,472 million in 2001 to $2,028 million in 2002. Higher consumer assets levels, combined with incremental credit allowances in the non-automotive dealer portion of the commercial portfolio accounted for this increase. The 21% increase in insurance premiums and service revenue earned in 2002 was related to volume and rate increases at the Company’s Insurance operations.

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

Other income increased by $270 million during the year to $3,739 million and included the following significant items, contributing to the net change:

•	Increased automotive securitization revenues.

•	Favorable tax adjustments.

•	Decreased interest and service fees from GM, as a result of a decrease in interest rates and outstanding balances on amounts due GMAC under financing arrangements with GM.

•	Unfavorable market adjustments on the Company’s non-hedge derivative financial instrument positions.

Expenses

Compensation and benefits expense was $2,474 million in 2002 as compared to $2,041 million in 2001. The majority of this 21% increase was due to higher compensation costs at the Company’s Mortgage operations commensurate with growth in the business. Additional increases in compensation benefits were incurred in the Financing operations due to increased pension and postretirement allocations from GM. The 19% increase in insurance losses and loss adjustment expenses was primarily due to higher written premium and service revenue volumes.

Other operating expense increased $190 million, to $3,695 million in 2002. Contributing to this 5% increase were higher expenses associated with the Company’s full service leasing business, consistent with the growth in that business, and other miscellaneous increases attributable to general growth in the Company. The Company’s effective tax rate was 36.4% in 2002, compared to 37.4% in 2001. The change in the effective tax rate was primarily due to favorable tax adjustments.

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

Our unqualified certifications related to the Consolidated Financial Statements, other financial information, internal controls and disclosure controls are included as Exhibits to the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Deloitte & Touche LLP, independent auditors, are engaged to audit the Consolidated Financial Statements of GMAC and issues its report thereon. The audit is conducted in accordance with auditing standards generally accepted in the United States of America that comprehend the consideration of internal control and tests of transactions to the extent necessary to form an independent opinion on the Consolidated Financial Statements prepared by management.

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

/s/ ERIC A. FELDSTEIN	/s/ SANJIV KHATTRI

Eric A. Feldstein Chairman and Director	Sanjiv Khattri Executive Vice President, Chief Financial Officer and Director

/s/ WILLIAM F. MUIR William F. Muir President and Director

Independent Auditors’ Report

General Motors Acceptance Corporation:

We have audited the accompanying Consolidated Balance Sheet of General Motors Acceptance Corporation and subsidiaries as of December 31, 2003 and 2002, and the related Consolidated Statements of Income, Changes in Stockholder’s Equity and Cash Flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Motors Acceptance Corporation and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2003, General Motors Acceptance Corporation and subsidiaries began consolidating certain variable interest entities to conform to Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, and effective January 1, 2002, changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ DELOITTE & TOUCHE LLP Deloitte & Touche LLP
Detroit, Michigan January 20, 2004

Consolidated Statement of Income
General Motors Acceptance Corporation

Year ended December 31, (in millions)	2003	2002	2001

Revenue
Consumer	$8,323	$6,649	$5,149
Commercial	1,950	2,059	2,998
Loans held for sale	1,024	843	805
Operating leases, net of depreciation expense of $5,453, $4,766 and $4,662	1,913	2,058	2,297

Total financing revenue	13,210	11,609	11,249
Interest and discount expense	7,564	6,835	7,729

Net financing revenue before provision for credit losses	5,646	4,774	3,520
Provision for credit losses	1,608	2,028	1,472

Net financing revenue	4,038	2,746	2,048
Insurance premiums and service revenue earned	3,134	2,689	2,226
Mortgage banking income	2,696	2,064	1,862
Investment income (loss)	279	(95)	451
Other income	3,309	3,739	3,469

Total net revenue	13,456	11,143	10,056
Expense
Compensation and benefits expense	2,838	2,474	2,041
Insurance losses and loss adjustment expenses	2,302	2,033	1,711
Other operating expenses	3,932	3,695	3,505

Total noninterest expense	9,072	8,202	7,257
Income before income tax expense	4,384	2,941	2,799
Income tax expense	1,591	1,071	1,047

Income before cumulative effect of accounting change	2,793	1,870	1,752
Cumulative effect of accounting change	—	—	34

Net income	$2,793	$1,870	$1,786

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet
General Motors Acceptance Corporation

December 31, (in millions)	2003	2002

Assets
Cash and cash equivalents	$17,976	$8,103
Investment securities	13,200	14,605
Loans held for sale	19,609	15,720
Finance receivables and loans, net of unearned income
Consumer	132,926	93,588
Commercial	43,046	43,605
Allowance for credit losses	(3,243)	(3,059)

Total finance receivables and loans, net	172,729	134,134
Investment in operating leases, net	26,001	24,220
Notes receivable from General Motors	3,151	3,178
Mortgage servicing rights, net	3,720	2,683
Premiums and other insurance receivables	1,960	1,742
Other assets	29,817	23,343

Total assets	$288,163	$227,728

Liabilities
Debt
Unsecured	169,839	157,406
Secured	69,023	25,826

Total debt	238,862	183,232
Interest payable	3,122	2,719
Unearned insurance premiums and service revenue	4,228	3,497
Reserves for insurance losses and loss adjustment expenses	2,340	2,140
Accrued expenses and other liabilities	15,725	14,642
Deferred income taxes	3,650	3,667

Total liabilities	267,927	209,897
Stockholder’s equity
Common stock, $.10 par value (10,000 shares authorized, 10 shares issued and outstanding) and paid-in capital	5,641	5,641
Retained earnings	14,078	12,285
Accumulated other comprehensive income (loss)	517	(95)

Total stockholder’s equity	20,236	17,831

Total liabilities and stockholder’s equity	$288,163	$227,728

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Stockholder’s Equity
General Motors Acceptance Corporation

Year ended December 31, (in millions)	2003	2002	2001

Common stock and paid-in capital
Balance at beginning of year	$5,641	$5,641	$5,128
Capital contribution	—	—	513

Balance at end of year	5,641	5,641	5,641

Retained earnings
Balance at beginning of year	12,285	10,815	9,029
Net income	2,793	1,870	1,786
Dividends paid	(1,000)	(400)	—

Balance at end of year	14,078	12,285	10,815

Accumulated other comprehensive income (loss)
Balance at beginning of year	(95)	(322)	(117)
Other comprehensive income (loss)	612	227	(205)

Balance at end of year	517	(95)	(322)

Total stockholder’s equity
Balance at beginning of year	17,831	16,134	14,040
Capital contribution	—	—	513
Net income	2,793	1,870	1,786
Dividends paid	(1,000)	(400)	—
Other comprehensive income (loss)	612	227	(205)

Total stockholder’s equity at end of year	$20,236	$17,831	$16,134

Comprehensive income
Net income	$2,793	$1,870	$1,786
Other comprehensive income (loss)	612	227	(205)

Comprehensive income	$3,405	$2,097	$1,581

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
General Motors Acceptance Corporation

Year ended December 31, (in millions)	2003	2002	2001

Operating activities
Net income	$2,793	$1,870	$1,786
Reconciliation of net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	—	(34)
Depreciation and amortization	5,754	5,137	5,297
Amortization and valuation adjustments of mortgage servicing rights	1,602	3,871	948
Provision for credit losses	1,608	2,028	1,472
Net gains on sales of finance receivables and loans	(88)	(239)	(210)
Net losses (gains) recognized on investment securities	71	(74)	(83)
Net change in:
Trading securities	236	(656)	(777)
Loans held for sale	456	(4,715)	(4,615)
Deferred income taxes	(463)	(454)	345
Interest payable	358	318	630
Other assets	(834)	(2,720)	(1,495)
Other liabilities	(790)	1,802	76
Other, net	1,013	1,054	333

Net cash provided by operating activities	11,716	7,222	3,673

Investing activities
Purchases of available for sale securities	(15,529)	(36,392)	(30,597)
Proceeds from sales of available for sale securities	7,615	12,790	5,130
Proceeds from maturities of available for sale securities	9,413	21,222	24,787
Maturities (purchases) of held to maturity securities	25	64	(153)
Net increase in finance receivables and loans	(149,419)	(143,024)	(107,566)
Proceeds from sales of finance receivables and loans	107,505	117,276	95,949
Purchases of operating lease assets	(11,761)	(16,624)	(12,938)
Disposals of operating lease assets	9,628	13,130	12,214
Change in notes receivable from General Motors	299	1,251	1,690
Purchases and originations of mortgage servicing rights, net	(2,557)	(1,711)	(2,075)
Acquisitions of subsidiaries, net of cash acquired	(144)	(182)	(541)
Other, net	(1,825)	(1,074)	(906)

Net cash used in investing activities	(46,750)	(33,274)	(15,006)

Financing activities
Net change in short-term debt	658	1,483	(20,845)
Proceeds from issuance of long-term debt	82,606	46,848	58,521
Repayments of long-term debt	(38,944)	(24,220)	(18,905)
Other financing activities	1,319	333	1,037
Capital contributions	—	—	500
Dividends paid	(1,000)	(400)	—

Net cash provided by financing activities	44,639	24,044	20,308

Effect of exchange rate changes on cash and cash equivalents	268	10	(22)

Net increase (decrease) in cash and cash equivalents	9,873	(1,998)	8,953
Cash and cash equivalents at beginning of year	8,103	10,101	1,148

Cash and cash equivalents at end of year	$17,976	$8,103	$10,101

Supplemental disclosures
Cash paid for:
Interest	$6,965	$6,333	$6,932
Income taxes	3,479	455	693
Non-cash items:
Capital contribution	—	—	13

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

1	Significant Accounting Policies

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

Consolidation and Current Period Presentation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after eliminating all significant intercompany balances and transactions. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (GAAP) and prevailing industry practices.

The Company operates its international subsidiaries in a similar manner as in the United States of America, subject to local laws or other circumstances that may cause it to modify its procedures accordingly. The financial statements of subsidiaries outside the United States generally are measured using the local currency as the functional currency. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the reporting period. The resulting translation adjustments are recorded as other comprehensive income, a component of shareholder’s equity.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation and disclosure by business enterprises of variable interest entities, representing those entities whose total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties. As further described in the Recently Issued Accounting Standards section, the provisions of FIN 46 were applied effective July 1, 2003 by GMAC.

Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

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

Investment Securities

The Company’s portfolio of investment securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts and other investments. Investment securities are classified based on management’s intent. The Company’s trading securities primarily consist of interests (both retained and purchased) in certain securitizations. The retained interests are carried at estimated fair value with changes in fair value recorded in current period earnings. Debt securities which management has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other investment securities are classified as available for sale and carried at fair value, with unrealized gains and losses (excluding other than temporary impairments) included in other comprehensive income, a component of shareholder’s equity, on an after-tax basis. Investments classified as available for sale or held to maturity are considered to be impaired when a decline in fair value is judged to be other than temporary. The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the magnitude and duration of the decline in fair value; for equity and debt securities the financial health of and business outlook for the issuer; the performance of the underlying assets for interests in securitized assets; and the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded in investment income and a new cost basis in the investment is established. Realized gains and losses on investment securities are generally reported in investment income, except for recognized gains and losses on available for sale securities used to economically manage the risk associated with mortgage servicing rights, which are reported in mortgage banking income. Realized gains and losses on sales of securities are determined using the specific identification method.

Loans Held for Sale

Loans held for sale include automotive, residential and commercial mortgage receivables and loans and are carried at the lower of aggregate cost or estimated fair value, or if qualifying for hedge accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, reported at estimated fair value. Fair value is based on contractually established commitments from investors or is based on current investor yield requirements. Revenue recognition on consumer automotive finance receivables is suspended when finance receivables and loans are placed on nonaccrual

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

status. Retail automotive receivables are placed on nonaccrual status when contractually delinquent for 120 days. Interest on conforming residential mortgage loans held for sale is accrued until such loans become 90 days delinquent. Income is accrued on all other residential mortgage loans held for sale and commercial mortgage loans held for sale until the loans become 60 days delinquent.

Finance Receivables and Loans

Finance receivables and loans are reported at the principal amount outstanding, net of unearned income. Unearned income, which includes deferred origination fees reduced by origination costs and unearned rate support received from GM, is amortized to consumer or commercial revenue over the contractual life of the related finance receivable or loan using the interest method. Loan commitment fees are generally deferred and amortized into commercial revenue over the commitment period. Other credit-related fees, including letter and line of credit fees, are recognized as other income when earned.

Nonaccrual loans

Consumer and commercial revenue recognition is suspended when finance receivables and loans are placed on nonaccrual status. Retail automotive receivables are placed on nonaccrual status when contractually delinquent for 120 days. Commercial automotive receivables and loans and commercial and industrial loans are placed on nonaccrual status when contractually delinquent for 90 days. Residential mortgages and commercial real estate loans are placed on nonaccrual status when contractually delinquent for 60 days. Warehouse, construction, and other lending receivables are placed on nonaccrual status when contractually delinquent for 90 days. Revenue accrued but not collected at the date finance receivables and loans are placed on nonaccrual status is reversed and subsequently recognized only to the extent it is received in cash. Finance receivables and loans are restored to accrual status only when contractually current and the collection of future payments is reasonably assured.

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

Allowance for Credit Losses

The allowance for credit losses is management’s estimate of incurred losses in the lending portfolios. Portions of the allowance for credit losses are specified to cover the estimated losses on commercial loans specifically identified for impairment. The unspecified portion of the allowance for credit losses covers estimated losses on the homogeneous portfolios of finance receivables and loans collectively evaluated for impairment. Additions to the allowance for credit losses are made by charges to the provision for credit losses. Amounts determined to be uncollectible are charged against the allowance for credit losses. Additionally, losses arising from the sale of repossessed assets collateralizing automotive finance receivables and loans are charged to the allowance for credit losses. Recoveries of previously charged off amounts are credited to the allowance for credit losses.

The Company performs periodic and systematic detailed reviews of its lending portfolios to identify inherent risks and to assess the overall collectibility of those portfolios. The allowance relates to portfolios collectively reviewed for impairment, generally consumer finance receivables and loans, and is based on aggregated portfolio evaluations by product type. Loss models are utilized for these portfolios which consider a variety of factors including, but not limited to, historical loss experience, current economic conditions, anticipated repossessions or foreclosures based on portfolio trends, delinquencies and credit scores, and expected loss factors by receivable and loan type. Loans in the commercial portfolios are generally reviewed on an individual loan basis and, if necessary, an allowance is established for individual loan impairment. Loans subject to individual reviews are analyzed based on factors including, but not limited to, historical loss experience, current economic conditions, collateral performance, and performance trends within specific geographic and portfolio segments, and any other pertinent information, which result in the estimation of specific allowances for credit losses. The allowance related to specifically identified impaired loans is established based on discounted expected cash flows, observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral. The evaluation of these factors for both consumer and commercial finance receivables and loans involves complex, subjective judgments.

Securitizations and Other Off-balance Sheet Transactions

The Company securitizes, sells and services retail finance receivables, wholesale loans, commercial investment securities, and residential and commercial mortgage loans. Interests in the securitized and sold loans are generally retained in the form of interest-only strips, senior or subordinated interests, cash reserve accounts and servicing rights. The Company’s retained interests are generally subordinate to investors’ interests. The investors and the securitization trusts generally have no recourse to the Company’s other assets for failure of debtors to pay when due.

GMAC retains servicing responsibilities for all of its retail finance receivable and wholesale loan securitizations and for the majority of its

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

residential and commercial mortgage loan securitizations. The Company may receive servicing fees based on the securitized loan balances and certain ancillary fees, all of which are recorded in other income for retail finance receivables and wholesale loans, and mortgage banking income for residential and commercial mortgage loans. The Company also retains the right to service the residential mortgage loans sold as a result of mortgage-backed security transactions with Ginnie Mae, Fannie Mae and Freddie Mac and for the sale of automotive finance receivables. GMAC also serves as the collateral manager in the securitizations of commercial investment securities.

Gains or losses on securitizations and sales depend on the previous carrying amount of the assets involved in the transfer and are allocated between the assets sold and the retained interests based on relative fair values at the date of sale. Since quoted market prices are generally not available, GMAC estimates the fair value of retained interests by determining the present value of future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including credit losses, prepayment speeds, weighted average life and discount rates commensurate with the risks involved and, if applicable, interest or finance rates on variable and adjustable contracts. Credit loss assumptions are based upon historical experience, market information for similar investments, and the characteristics of individual receivables and loans underlying the securities. Prepayment speed estimates are determined utilizing data obtained from market participants, where available, or based on historical prepayment rates on similar assets. Discount rate assumptions are determined using data obtained from market participants, where available, or based on current relevant treasury rates plus a risk adjusted spread based on analysis of historical spreads on similar types of securities. Estimates of interest rates on variable and adjustable contracts are based on spreads over the applicable benchmark interest rate using market-based yield curves. Gains on securitizations and sales are reported in other income for retail finance receivables and wholesale loans, and mortgage banking income for residential and commercial mortgage loans. Retained interests are recorded at fair value with any declines in fair value below the carrying amount reflected in other comprehensive income, a component of shareholder’s equity, or in earnings, if declines are determined to be other than temporary or if the interests are classified as trading. Retained interest-only strips and senior and subordinated interests are generally included in available for sale investment securities, or in trading investment securities, depending on management’s intent at the time of securitization. Retained cash reserve accounts are included in other assets.

On April 1, 2001, the Company adopted the accounting provisions of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, related to transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The effect of adopting the accounting provisions of this new statement was not material to the Company’s financial statements.

Investments in Operating Leases

Investments in operating leases are reported at cost less accumulated depreciation and net of origination fees or costs. Income from operating lease assets, which includes lease origination fees net of lease origination costs, is recognized as operating lease revenue on a straight-line basis over the scheduled lease term. Depreciation of vehicles is generally provided on a straight-line basis to an estimated residual value over a period of time consistent with the term of the underlying operating lease agreement. Depreciation is adjusted for the difference between the net book value and the proceeds (including support payments from GM) on disposal of the assets. The Company evaluates its depreciation policy for leased vehicles on a regular basis.

The Company has significant investments in the residual values of assets in its operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts and are initially recorded based on appraisals and estimates. Realization of the residual values is dependent on the Company’s future ability to market the vehicles under then prevailing market conditions. Over the life of the lease, GMAC evaluates the adequacy of its estimate of the residual value and may make adjustments to the extent the expected value of the vehicle (including support payments from GM) at lease termination changes. In addition to estimating the residual value at lease termination, the Company also evaluates the current value of the operating lease asset and tests for impairment to the extent necessary based on market considerations and portfolio characteristics. Impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying value of the asset.

Mortgage Servicing Rights

The Company capitalizes the value expected to be realized from performing specified residential and commercial mortgage servicing activities for others as mortgage servicing rights (MSRs). Such capitalized servicing rights are purchased or retained upon sale or securitization of mortgages. These rights are amortized in proportion to, and over the period of, the estimated future net servicing cashflow stream of the related mortgage loans. Pursuant to the Company’s risk management program, the majority of the MSRs are hedged to mitigate the effect of changes in MSR fair value resulting from changes in interest rates. If the changes in the fair value of the hedged MSRs are highly correlated to changes in the fair value of the derivative financial instruments, the carrying values of hedged MSRs are adjusted for the change in fair value and the resultant gain or loss is recognized in earnings. MSRs that do not meet the criteria for hedge accounting treatment (as specified by SFAS 133) are carried at the lower of cost or fair value.

The Company evaluates mortgage servicing rights for impairment by stratifying its portfolio on the basis of the predominant risk

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

characteristics (loan type and interest rate). To the extent that the carrying value of an individual stratum exceeds its estimated fair value, the mortgage servicing rights asset is considered to be impaired. Impairment that is considered to be temporary is recognized through the establishment of (or an increase in) a valuation allowance, with a corresponding unfavorable effect on earnings. If it is later determined that all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced, with a favorable effect on earnings.

Each quarter, the Company evaluates its MSRs and considers the amount of valuation allowance unlikely to be recovered through future interest rate increases. To estimate this amount, the Company analyzes historical changes in mortgage and other market interest rates to determine the magnitude of interest rate and corresponding MSR value increase with only remote probability of occurring. To the extent recoverability is remote both the gross MSR asset and the related valuation allowance are reduced by such amount, which is characterized as other than temporary impairment.

Since quoted market prices for MSRs are generally not available, GMAC estimates the fair value of MSRs by determining the present value of future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including expected cash flows, credit losses, prepayment speeds and return requirements commensurate with the risks involved. Cash flow assumptions are based on the Company’s actual performance, and where possible, the reasonableness of assumptions is periodically validated through comparisons to other market participants. Credit loss assumptions are based upon historical experience and the characteristics of individual loans underlying the MSRs. Prepayment speed estimates are determined utilizing data obtained from market participants. Return requirement assumptions are determined using data obtained from market participants, where available, or based on current relevant interest rates, plus a risk adjusted spread. Since many factors can affect the estimate of the fair value of mortgage servicing rights, the Company regularly evaluates the major assumptions and modeling techniques used in its estimate and reviews such assumptions against market comparables, if available. Also, the Company closely monitors the actual performance of its MSRs by regularly comparing actual cash flow, credit and prepayment experience to modeled estimates. In addition to the use of derivative financial instruments, the Company periodically invests in available for sale securities (i.e., U.S. Treasury notes) to mitigate the effect of changes in fair value from the interest rate risk inherent in the mortgage servicing rights.

Reinsurance

The Company assumes and cedes insurance risk under various reinsurance agreements. The Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk with other insurance enterprises. The Company remains liable with respect to any reinsurance ceded if the assuming companies are unable to meet their obligations under these reinsurance agreements. The Company also assumes insurance risks from other insurance companies, receiving a premium as consideration for the risk assumption. Amounts recoverable from reinsurers on paid losses and loss adjustment expenses are included in premiums and other insurance receivables. Amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses, and loss adjustment expenses pursuant to reinsurance contracts are estimated and reported with premiums and other insurance receivables. Amounts paid to reinsurers relating to the unexpired portion of reinsurance contracts are reported as prepaid reinsurance premiums within premiums and other insurance receivables.

Repossessed and Foreclosed Assets

Assets are classified as repossessed and foreclosed assets and included in other assets when physical possession of the collateral is taken, regardless of whether foreclosure proceedings have taken place. Repossessed and foreclosed assets are carried at the lower of the outstanding balance at the time of repossession or foreclosure, or fair value of the asset less estimated costs to sell. Losses on the periodic revaluation of repossessed and foreclosed assets are charged to other operating expenses. Gains and losses on the sales of repossessed assets subject to operating leases and foreclosed assets are recorded to depreciation expense and other operating expenses, respectively. Losses arising from the sale of repossessed assets collateralizing automotive finance receivables and loans are charged to the allowance for credit losses. Net costs of maintaining and operating repossessed and foreclosed assets are expensed as incurred.

Goodwill and Other Intangibles

Goodwill and other intangible assets, net of accumulated amortization, are reported in other assets. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, effective January 1, 2002. Goodwill, which represents the excess of the cost of an acquisition over the fair value of net assets acquired, is reviewed for impairment at least annually. Impairment is reviewed at the reporting unit level which for GMAC represents the operating segments as disclosed on Note 23, with the exception that the North American Operations segment is divided into North American Auto Financing and the Commercial Finance Group for purposes of assessing goodwill impairment. An impairment loss is recorded to the extent that the carrying value of goodwill exceeds its fair value. The fair value of goodwill is determined based on various analyses, including discounted cash flow projections. Other intangible assets, which include customer lists, non-compete agreements and other identifiable intangible assets, are amortized on a straight-line basis over an estimated useful life of 3 to 10 years.

Prior to the January 1, 2002 adoption of SFAS 142, goodwill and other intangible assets were amortized using the straight-line

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

method over periods ranging from 5 to 40 years. Goodwill in excess of associated expected operating cash flows was considered impaired and written down to fair value. The existence of impairment was evaluated based on estimated undiscounted future cash flows.

Premises and Equipment

Premises and equipment, stated at cost net of accumulated depreciation and amortization, are reported in other assets. Included in premises and equipment are certain capitalized software costs. The capitalized software is generally amortized on a straight-line basis over its useful life for a period not to exceed three years. Capitalized software that is not expected to provide substantive service potential or for which development costs significantly exceed the amount originally expected is considered impaired and written down to fair value.

Deferred Policy Acquisition Costs

Commissions and other costs of acquiring insurance, and compensation paid to producers of extended service contracts that are primarily related to and vary with the production of business are deferred and amortized as a component of other operating expenses over the terms of the related policies and service contracts on the same basis as premiums and revenue are earned, except for direct response advertising costs that are amortized over a three year period based on anticipated future benefit.

Unearned Insurance Premiums and Service Revenue

Insurance premiums, net of premiums ceded to reinsurers, and service revenue are earned over the terms of the policies. The portion of premiums and service revenues written applicable to the unexpired terms of the policies is recorded as unearned insurance premiums or unearned service revenue. For short duration contracts, premiums and unearned service revenue are earned on a pro rata basis. For extended service and maintenance contracts, premiums and service revenues are earned on a basis proportionate to the anticipated loss emergence.

Reserves for Insurance Losses and Loss Adjustment Expenses

Reserves for insurance losses and loss adjustment expenses are established for the Company’s liability for the unpaid cost of insured events that have occurred as of a point in time. More specifically, the reserves for insurance losses and loss adjustment expenses represent the accumulation of estimates for reported losses and a provision for losses incurred but not reported, including claims adjustment expenses, relating to direct insurance and assumed reinsurance agreements. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred and netted against insurance losses and loss adjustment expenses. Reserves are established for each business at the lowest meaningful level of homogeneous data by the Company’s actuaries. Since the reserves are based on estimates, the ultimate liability may be more or less than such reserves. Adjustments in such estimated reserves are included in the results of operations in the period in which the adjustments are considered necessary. Such adjustments may be material to the results of the operations and financial condition and could occur in a future period.

Derivative Instruments and Hedging Activities

Effective January 1, 2001, GMAC adopted the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under these rules all derivative financial instruments, whether designated for hedging relationships or not, are required to be recorded on the balance sheet as assets or liabilities, carried at fair value and periodically adjusted. The after-tax cumulative effect of the adoption of SFAS 133 as of January 1, 2001, was $34 million favorable to 2001 net income. The amount of the transition adjustment reclassified into earnings from other comprehensive income, a component of shareholder’s equity, during 2001 was immaterial.

At inception, GMAC designates each qualifying derivative financial instrument as a hedge of the fair value of a recognized asset or liability (fair value hedge) or a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). GMAC also uses derivative financial instruments which, although acquired for risk management purposes, do not qualify as hedges under GAAP. Changes in the fair value of derivative financial instruments that are designated and qualify as fair value hedges, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative financial instruments is recorded in other comprehensive income, a component of shareholder’s equity, and recognized in the income statement when the hedged cash flows affect earnings. The ineffective portions of cash flow hedges are immediately recognized in earnings. Changes in the fair value of derivative financial instruments held for risk management purposes that do not meet the criteria to qualify as hedges under GAAP are reported in current period earnings. The ineffective portions of fair value and cash flow hedges are immediately recognized in earnings as offsets to income and expenses related to the hedged assets or liabilities. The hedge accounting treatment described above is no longer applied if a derivative financial instrument is terminated or the hedge designation is removed. For fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the asset or liability and are recognized into income over the original hedge period. For cash flow hedges, any changes in fair value of the derivative financial instrument remain in other comprehensive income, a component of shareholder’s equity, and are reclassified into earnings in the same period during which the hedged asset or liability affects income.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

Loan Commitments

The Company enters into commitments to make loans whereby the interest rate on the loan is set prior to funding (i.e., interest rate lock commitments). Interest rate lock commitments for loans to be originated or purchased for sale, and for loans to be purchased and held for investment (including commitments to acquire senior interests in mortgage loan pools from off-balance sheet facilities), are derivative financial instruments in accordance with SFAS 133 and 149. As derivative financial instruments, these commitments are recorded at fair value with changes in the fair value recognized in current period earnings. The Company’s estimate of the fair value of the commitment includes an estimate of the future mortgage servicing right (MSR) that will arise when the mortgage loan is ultimately sold. The amount of the estimated future MSR within the loan commitment is deferred and recognized in earnings at the time of the actual loan sale. For products where the future gain on sale (exclusive of MSR value) is known based on transparent pricing in an active secondary market, fair value reflects this gain. For these products, this policy has the effect of recognizing a portion of the gain from mortgage loans at the time of rate lock and the balance at the time of loan sale. For less liquid products, with uncertain future gains on sale, recognition is deferred until the time of sale when the entire gain from mortgage loans is recognized.

Income Taxes

GMAC (including its domestic subsidiaries) joins with General Motors in filing a consolidated U.S. federal income tax return. Certain other GMAC subsidiaries file tax returns in local jurisdictions. The portion of the consolidated tax recorded by the Company and its subsidiaries included in the consolidated tax return generally is equivalent to the liability that would have been incurred on a separate return basis and is settled as GM’s tax payments are due. Deferred tax assets and liabilities are recognized for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.

Recently Issued Accounting Standards

SFAS 132 (revised) — In December 2003, the FASB issued SFAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revisions to SFAS 132 are intended to improve financial statement disclosures for defined benefit plans and was initiated in 2003 in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. In particular the standard requires that companies provide more details about plan assets, benefit obligations, cash flows, benefit costs and other relevant quantitative and qualitative information. The guidance is effective for fiscal years ending after December 15, 2003. The Company adopted the disclosure provisions of SFAS 132 (revised) for those items considered to be material. Refer to Note 17 of the Consolidated Financial Statements for further discussion of GMAC’s pension and other postretirement benefits obligations.

SFAS 149 — In April 2003, the FASB issued SFAS 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. In general, this Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In accordance with the implementation of SFAS 149, the Company began to recognize commitments to purchase existing loans held for investment as derivatives to the extent that they meet the definition of a derivative according to the provisions of SFAS 133. The adoption of SFAS 149 did not have a material impact on the Company’s financial condition or results of operations.

SFAS 150 — In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial condition or results of operations.

FASB Interpretation No. 45 — In November 2002, the FASB issued interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others (FIN 45). Beginning with transactions entered into after December 31, 2002, FIN 45 requires certain guarantees to be recorded at fair value, which is different from prior accounting practices, which was generally to record a liability only when a loss was probable and reasonably estimable, as defined in SFAS 5, Accounting for Contingencies. In general, FIN 45 applies to contracts or indemnification agreements that contingently require GMAC to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. In accordance with FIN 45 GMAC records guarantees entered into after December 31, 2002 as a liability, at fair value. Note 24 to the Consolidated Financial Statements provides a description of GMAC’s significant guarantees to third parties.

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

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

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

Upon its original issuance, FIN 46 was to be effective the first interim or annual period beginning after June 15, 2003 (i.e., July 1, 2003 for GMAC) for interests in variable interest entities in existence on January 31, 2003, and effective February 1, 2003 for variable interest entities created on or after such date. Because GMAC had already completed the evaluation of variable interest entities, the provisions of FIN 46 were applied effective July 1, 2003. In December 2003, the FASB released a revision to FIN 46 (46R) to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. FIN 46R provides special effective date provisions to enterprises that fully or partially applied FIN 46 prior to the issuance of the revised interpretation. In particular entities that have already adopted FIN 46 are not required to adopt FIN 46R until the quarterly reporting period ended March 31, 2004. However, the Company is currently reviewing the provisions of FIN 46R and the impact on the accounting for GMAC’s interests in variable interest entities. Among other matters, FIN 46R changes the calculation of variable interest entities as it relates to fees paid to decision makers and, as such, it will impact the primary beneficiary analysis associated with the Company’s collateralized debt obligations. GMAC did not early adopt FIN 46R and has not concluded its analysis of the impact of FIN 46R, which becomes effective with the quarterly period ending March 31, 2004.

Most of the Company’s variable interest entities are structured as qualifying special purpose entities and, therefore, are exempt from FIN 46. For GMAC’s interests in variable interest entities, a primary beneficiary analysis was performed. In the course of performing this analysis, management revised GMAC’s involvement in certain of the entities, which impacted the resulting consolidation treatment. After such revisions, the application of the consolidation provisions of FIN 46 resulted in an increase in assets and liabilities of approximately $3.7 billion, with no material impact on the Company’s results of operations or statement of cash flows. Refer to Note 22 of the Consolidated Financial Statements for further discussion of GMAC’s involvement with variable interest entities.

SEC Release on Loan Commitments — In October 2003, the FASB added a project to its agenda to clarify SFAS 133, with respect to determining the fair value of loan commitments (also referred to as interest rate lock commitments, or IRLCs). Specifically, the FASB project will address what information should be used to determine the fair value of IRLCs and whether IRLCs should ever be reported as assets by the issuer. In December 2003, the United States Securities and Exchange Commission staff announced that it intends to release a Staff Accounting Bulletin that will require IRLCs issued after April 1, 2004 be accounted for as written options and reported as liabilities until expiration or termination of the commitment. The Company currently recognizes IRLCs as assets on the date of interest rate lock. The carrying value of IRLCs recognized in mortgage banking income and recorded in other assets at December 31, 2003 was $18 million.

Neither the FASB nor the United States Securities and Exchange Commission has issued final technical guidance in this area and, as such, it is not possible to know for certain the impact of this guidance. However, the Company believes that the primary effect will be deferring the recognition of loan sale gain on first-lien mortgages from interest rate lock date to loan sale date. As such, the Company does not believe that the future guidance will have a material effect on the Company or its reported financial results.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

2	Insurance Premiums and Service Revenue Earned

The following table is a summary of insurance premiums and service revenue written and earned.

	2003		2002		2001

Year ended December 31, (in millions)	Written	Earned	Written	Earned	Written	Earned

Insurance premiums
Direct	$2,295	$2,467	$2,115	$2,285	$2,298	$2,024
Assumed	607	577	483	498	486	430

Gross insurance premiums	2,902	3,044	2,598	2,783	2,784	2,454
Ceded	(406)	(379)	(386)	(381)	(431)	(410)

Net insurance premiums	2,496	2,665	2,212	2,402	2,353	2,044
Service revenue	1,336	469	1,235	287	284	182

Insurance premiums and service revenue	$3,832	$3,134	$3,447	$2,689	$2,637	$2,226

3	Mortgage Banking Income

The following table presents the components of mortgage banking income.

Year ended December 31,
(in millions)	2003	2002	2001

Mortgage servicing fees	$1,402	$1,343	$1,215
Amortization and impairment of mortgage servicing rights (a)	(2,048)	(2,314)	(1,113)
Net gains (losses) on derivatives related to MSRs (b)	507	685	(121)
Gains on investment securities (c)	33	276	—

Net loan servicing income (loss)	(106)	(10)	(19)
Gains from sales of loans	2,155	1,601	1,444
Mortgage processing fees	285	206	243
Other	362	267	194

Mortgage banking income	$2,696	$2,064	$1,862

(a)	Includes additions to the valuation allowance, which are charged against mortgage banking income, representing impairment considered to be temporary.
(b)	Includes SFAS 133 hedge ineffectiveness, amounts excluded from the hedge effectiveness calculation and the change in value of derivative financial instruments not qualifying for hedge accounting.
(c)	Represents net gains realized upon the sale of investment securities used to manage risk associated with mortgage servicing rights. Pretax unrealized gains on investment securities hedging MSRs (recorded in other comprehensive income, a component of shareholder’s equity) was $23.6 in 2002. There were no securities remaining in this portfolio at December 31, 2003.

4	Other Income

Details of other income were as follows:

Year ended December 31,
(in millions)	2003	2002	2001

Automotive receivable securitizations and sales
Excess interest on revolving transactions	$801	$749	$574
Gains on sales	88	239	210
Interest on cash deposits	45	51	66
Service fees	40	159	201
Deferred gain accretion (a)	19	61	62
Other	64	98	70

Total automotive receivable securitizations and sales	1,057	1,357	1,183
Other interest revenue	298	104	146
Real estate services	410	389	346
Interest and service fees on transactions with GM	384	470	679
Interest on cash equivalents	143	97	123
Full service leasing fees	137	77	35
Insurance service fees	119	107	80
Late charges and other administrative fees	111	103	93
Factoring commissions	77	68	85
Specialty lending fees	62	66	68
Fair value adjustment on certain derivatives (b)	(103)	(47)	113
Other	614	948	518

Total other income	$3,309	$3,739	$3,469

(a)	Represents accretion of gains deferred on non-mortgage securitization interests retained by the Company.
(b)	Refer to Note 16 to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

5	Other Operating Expenses

Details of other operating expenses were as follows:

Year ended December 31,
(in millions)	2003	2002	2001

Insurance commissions expense	$830	$653	$255
Technology and communications expense	508	489	468
Professional services	361	317	256
Premises and equipment depreciation	279	297	247
Lease and loan administration	273	304	192
Advertising and marketing	261	256	174
Rent and storage	223	208	267
Auto remarketing and repossession expenses	213	261	260
Full service leasing	171	118	91
Automobile lease residual loss insurance (a)	11	126	216
Amortization of goodwill and intangible assets (b)	11	19	173
Other	791	647	906

Total other operating expenses	$3,932	$3,695	$3,505

(a)	Following the March 2003 purchase of the third-party equity of Central Originating Lease Trust (COLT) and the resulting consolidation, GMAC terminated the reimbursement arrangement with COLT’s third-party residual insurance provider. Refer to Note 22 to the Consolidated Financial Statements.
(b)	Goodwill is no longer amortized effective January 1, 2002, in accordance with SFAS 142, Goodwill and Other Intangible Assets. Net income, exclusive of goodwill amortization expense of $98, was $1,884 for the year ended December 31, 2001.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

6	Investment Securities

The Company’s portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts and other investments. The cost, fair value, and gross unrealized gains and losses on available for sale and held to maturity securities were as follows:

	2003				2002

		Gross				Gross
		unrealized				unrealized
				Fair				Fair
December 31, (in millions)	Cost (a)	gains	losses	value	Cost (a)	gains	losses	value

Available for sale securities
Debt securities
U.S. Treasury and federal agencies (b)	$716	$7	$(1)	$722	$2,836	$39	$—	$2,875
States and political subdivisions	595	52	—	647	599	52	(1)	650
Foreign government securities	543	8	(1)	550	479	19	(1)	497
Mortgage-backed securities:
Residential	69	—	—	69	160	36	—	196
Commercial	636	9	(6)	639	600	22	(13)	609
Asset-backed securities	587	6	—	593	938	6	(10)	934
Interest-only strips	460	133	(1)	592	786	230	(41)	975
Principal-only strips	1	1	—	2	4	1	—	5
Collateralized debt obligations	53	1	—	54	41	1	—	42
Corporate debt securities	2,175	99	(6)	2,268	1,530	94	(4)	1,620
Other	955	30	(1)	984	260	12	(5)	267

Total debt securities	6,790	346	(16)	7,120	8,233	512	(75)	8,670
Equity securities	1,185	522	(9)	1,698	1,224	163	(135)	1,252

Total available for sale securities	$7,975	$868	$(25)	$8,818	$9,457	$675	$(210)	$9,922

Held to maturity securities Total held to maturity securities (c)	$240	$5	$(12)	$233	$305	$7	$(26)	$286

(a)	Net of $104 and $207 of losses in value determined to be other than temporary for the years ended December 31, 2003 and 2002, respectively.
(b)	At December 31, 2003 $106 in U.S. Treasury securities were pledged as collateral under a letter of credit purchased subject to a reinsurance arrangement.
(c)	Primarily mortgage-backed securities.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

The fair value, unrealized losses and amount pledged as collateral for the Company’s portfolio of trading securities were as follows:

December 31, (in millions)	2003	2002

Trading securities
Fair value
Mortgage-backed securities
Residential	$1,899	$1,839
Commercial	263	188
Mortgage residual interests	686	1,171
Interest-only strips	402	448
Principal-only strips	167	148
Corporate debt securities	228	194
Debt and other	497	390

Total trading securities	$4,142	$4,378

Net unrealized losses (a)	$341	$798
Pledged as collateral	$1,967	$1,775

(a)	Unrealized gains and losses are included in investment income on a current period basis. Net unrealized losses totaled $584 at December 31, 2001.

Investment securities classified as available for sale (other than those representing interests in securitization transactions) that have been in an unrealized loss position as of December 31, 2003 had a fair value of $900 million and gross unrealized losses of $18 million. The fair value of these securities in a continuous loss position less than twelve months was $889 million with gross unrealized losses of $12 million as of December 31, 2003. In the opinion of management, these securities are not considered to be other than temporarily impaired. Refer to Note 1 to the Consolidated Financial Statements for a discussion of the evaluation of potential impairment of investments.

The maturity distribution of available for sale and held to maturity debt securities outstanding is summarized in the following table. Actual maturities may differ from those scheduled as a result of prepayments by issuers.

	Available		Held to
	for sale		maturity

		Fair		Fair
December 31, 2003 (in millions)	Cost	value	Cost	value

Due in one year or less	$1,103	$1,109	$—	$—
Due after one year through five years	1,939	2,013	—	—
Due after five years through ten years	1,495	1,577	—	—
Due after ten years	453	479	—	—
Mortgage-backed securities and interests in securitization trusts	1,800	1,942	240	233

Total securities	$6,790	$7,120	$240	$233

The following table presents gross gains and losses realized upon the sales of available for sale securities.

Year ended December 31, (in millions)	2003	2002	2001

Gross realized gains	$270	$402	$228
Gross realized losses	(202)	(121)	(145)

Net realized gains (a)	$68	$281	$83

(a)	Realized gains are reported either in investment income or mortgage banking income.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

7	Finance Receivables and Loans

The composition of finance receivables and loans outstanding was as follows:

	2003			2002

December 31, (in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Consumer
Retail automotive	$71,521	$15,098	$86,619	$65,148	$13,202	$78,350
Residential mortgages	44,281	2,026	46,307	15,147	91	15,238

Total consumer	115,802	17,124	132,926	80,295	13,293	93,588
Commercial
Automotive
Wholesale	17,433	8,069	25,502	14,795	6,512	21,307
Leasing and lease financing (a)	477	983	1,460	5,034	870	5,904
Term loans to dealers and others	3,327	746	4,073	3,692	657	4,349
Commercial and industrial	7,689	2,089	9,778	7,842	1,619	9,461
Real estate construction	1,966	87	2,053	1,925	38	1,963
Commercial mortgage	130	50	180	527	94	621

Total commercial	31,022	12,024	43,046	33,815	9,790	43,605

Total finance receivables and loans (b)(c)	$146,824	$29,148	$175,972	$114,110	$23,083	$137,193

(a)	Following the March 2003 purchase of the third-party equity of Central Originating Lease Trust (and the resulting consolidation), $4 billion in secured notes that were classified as commercial receivables and loans at December 31, 2002 are now classified as operating leases.
(b)	Total is net of unearned income of $7,161 and $6,455 at December 31, 2003 and 2002.
(c)	The aggregate amount of finance receivables and loans maturing in the next five years is as follows: $64,021 in 2004; $25,612 in 2005; $22,045 in 2006; $15,039 in 2007; $7,289 in 2008 and $49,127 in 2009 and thereafter. Prepayments may cause actual maturities to differ from scheduled maturities.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

The following table presents an analysis of the activity in the allowance for credit losses on finance receivables and loans.

	2003			2002			2001
Year ended December 31,
(in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total	Consumer	Commercial	Total

Allowance at beginning of year	$2,415	$644	$3,059	$1,812	$355	$2,167	$1,168	$325	$1,493
Provision for credit losses	1,530	78	1,608	1,568	460	2,028	1,130	342	1,472
Charge-offs
Domestic	(1,178)	(187)	(1,365)	(849)	(168)	(1,017)	(556)	(282)	(838)
Foreign	(278)	(25)	(303)	(120)	(30)	(150)	(84)	(16)	(100)

Total charge-offs	(1,456)	(212)	(1,668)	(969)	(198)	(1,167)	(640)	(298)	(938)

Recoveries
Domestic	106	9	115	106	34	140	83	8	91
Foreign	32	7	39	18	3	21	14	3	17

Total recoveries	138	16	154	124	37	161	97	11	108

Net charge-offs	(1,318)	(196)	(1,514)	(845)	(161)	(1,006)	(543)	(287)	(830)
Other (a)	70	20	90	(120)	(10)	(130)	57	(25)	32

Allowance at end of year	$2,697	$546	$3,243	$2,415	$644	$3,059	$1,812	$355	$2,167

(a)	Includes allowances added related to the acquisitions of discounted loan portfolios, net of allowances removed upon securitization of the related finance receivables and loans, and the impacts of foreign currency translation.

The following table presents information about commercial finance receivables and loans specifically identified for impairment.

December 31, (in millions)	2003	2002

Impaired loans	$1,510	$1,121
Related allowance	$343	$486
Average balance of impaired loans during the year	$1,457	$1,163

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

8	Securitizations and Other Off-Balance Sheet Transactions

Securitizations

The Company securitizes automotive and mortgage financial assets as a funding source. GMAC sells retail finance receivables, wholesale loans, residential mortgage loans, commercial mortgage loans and commercial investment securities.

The Company retains servicing responsibilities and subordinated interests for all of its securitizations of retail finance receivables and wholesale loans. Servicing responsibilities are retained for the majority of its residential and commercial mortgage loan securitizations and the Company may retain subordinated interests in some of these securitizations. GMAC also holds subordinated interests and acts as collateral manager in the securitizations of its commercial investment securities. As of December 31, 2003, the weighted average servicing fees for GMAC’s primary servicing activities were 200 basis points, 100 basis points, 27 basis points and 8 basis points of the outstanding principal balance for sold retail finance receivables, wholesale loans, residential mortgage loans and commercial mortgage loans, respectively. Additionally, the Company retains the rights to cash flows remaining after the investors in most securitization trusts have received their contractual payments.

GMAC maintains cash reserve accounts at predetermined amounts for certain securitization activities in the unlikely event that deficiencies occur in cash flows owed to the investors. The amounts available in such cash reserve accounts totaled $162 million, $1,219 million, $6 million, $5 million and $70 million as of December 31, 2003 related to securitizations of retail finance receivables, wholesale loans, residential mortgage loans, commercial mortgage loans and commercial investment securities, respectively, and $280 million, $937 million, $21 million, $4 million and $20 million as of December 31, 2002, respectively.

The following table summarizes pre-tax gains on securitizations and certain cash flows received from and paid to securitization trusts for sales of finance receivables and loans that were completed during 2003, 2002 and 2001:

	2003

Year ended	Retail		Mortgage loans
December 31,	finance	Wholesale
(in millions)	receivables	loans	Residential	Commercial

Pre-tax gains on securitizations (a)	$37	$—	$522	$75
Cash flow information:
Proceeds from new securitizations	1,604	3,625	29,566	3,342
Servicing fees received	228	164	250	20
Other cash flows received on retained interests	753	174	955	317
Purchases of delinquent or foreclosed assets	(275)	—	(262)	(5)
Pool buyback cash flows	(885)	—	(1,953)	—
Servicing advances	(118)	—	(1,944)	(117)
Repayments of servicing advances	114	—	2,017	116
Proceeds from collections reinvested in revolving securitizations	862	97,829	—	5

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2002

Year ended	Retail		Mortgage loans
December 31,	finance	Wholesale
(in millions)	receivables	loans	Residential	Commercial

Pre-tax gains on securitizations (a)	$239	$—	$562	$30
Cash flow information:
Proceeds from new securitizations	9,982	2,327	28,241	1,848
Servicing fees received	247	146	201	17
Other cash flows received on retained interests	1,361	318	1,044	86
Purchases of delinquent or foreclosed assets	(299)	—	(504)	—
Pool buyback cash flows	(289)	(55)	(216)	—
Servicing advances	(117)	—	(1,582)	(122)
Repayments of servicing advances	117	—	1,447	116
Proceeds from collections reinvested in revolving securitizations	482	104,485	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2001

Year ended	Retail		Mortgage loans
December 31,	finance	Wholesale
(in millions)	receivables	loans	Residential	Commercial

Pre-tax gains on securitizations (a)	$210	$—	$966	$24
Cash flow information:
Proceeds from new securitizations	7,331	7,055	35,137	2,934
Servicing fees received	168	124	256	16
Other cash flows received on retained interests	1,282	417	844	60
Purchases of delinquent or foreclosed assets	(240)	—	(34)	—
Pool buyback cash flows	(270)	—	(390)	—
Servicing advances	(88)	—	(1,861)	(95)
Repayments of servicing advances	66	—	1,817	71
Proceeds from collections reinvested in revolving securitizations	—	81,563	364	—

(a)	Due to the short-term and floating rate nature of wholesale loans, the fair value consideration received approximates cost and, as such, no gain is recognized upon securitization of the loans.

In addition to the information presented in the preceding table, pre-tax gains recognized on commercial investment securities were $14 million, $18 million and $17 million for the years ended December 31, 2003, 2002 and 2001, respectively. Cash proceeds from new securitizations of commercial investment securities were $1,870 million, $439 million and $643 million for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, cash flows received on retained interests of commercial investment securities aggregated $69 million, $37 million and $16 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

Key economic assumptions used in measuring the estimated fair value of retained interests of sales completed during 2003 and 2002, as of the dates of such sales, were as follows:

	2003				2002

	Retail	Mortgage loans		Commercial		Mortgage loans		Commercial
	finance			investment	Retail finance			investment
Year ended December 31,	receivables (a)	Residential (b)	Commercial	securities	receivables (a)	Residential (b)	Commercial	securities

Key assumptions (c) (rates per annum):
Annual prepayment rate (d)	0.9%	3.1-59.9%	0.0-50.0%	0.0%	0.8-1.3%	6.6-54.7%	0.0-50.0%	0.0-90.0%
Weighted average life (in years)	1.6	1.7-5.9	1.4-6.2	2.5-25.1	1.5-2.6	1.3-4.5	1.0-7.8	3.0-36.0
Expected credit losses	(e)	0.0-7.3%	0.0-0.8%	0.0-1.6%	(e)	0.0-24.8%	0.0-1.5%	0.0-0.9%
Discount rate	9.5%	6.5-14.5%	2.6-10.8%	8.6-10.0%	9.5-12.0%	6.5-13.5%	2.8-20.1%	3.6-12.7%

(a)	The fair value of retained interests in wholesale securitizations approximates cost because of the short-term and floating rate nature of wholesale loans.
(b)	Included within residential mortgage loans are home equity loans and lines, high loan-to-value loans and residential first and second mortgage loans.
(c)	The assumptions used to measure the expected yield on variable rate retained interests are based on a benchmark interest rate yield curve, plus a contractual spread, as appropriate. The actual yield curve utilized varies depending on the specific retained interests.
(d)	Based on the weighted average maturity (WAM) for finance receivables and constant prepayment rate (CPR) for mortgage loans and commercial investment securities.
(e)	A reserve totaling $83 million and $127 million at December 31, 2003 and 2002, respectively, has been established for expected credit losses on finance receivables securitized in off-balance sheet transactions..

The table below outlines the key economic assumptions and the sensitivity of the estimated fair value of retained interests at December 31, 2003 to immediate 10% and 20% adverse changes in those assumptions.

		Mortgage loans		Commercial
	Retail finance			investment
($ in millions)	receivables (a)	Residential	Commercial	securities

Carrying value/fair value of retained interests	$1,045 (b)	$1,171	$620	$318
Weighted average life (in years)	0.1-1.0	1.1-5.9	0.1-18.4	0.5-25.1
Annual prepayment rate	0.7-1.6% WAM	7.0-65.0% CPR	0.0-50.0% CPR	0.0-37.0% CPR
Impact of 10% adverse change	$—	$(69)	$(2)	$(2)
Impact of 20% adverse change	(1)	(132)	(3)	(3)

Loss assumption	(b)	0.0-26.1%	0.0-6.6%	0.9-33.7%
Impact of 10% adverse change	$(8)	$(123)	$(5)	$(10)
Impact of 20% adverse change	(17)	(252)	(10)	(19)

Discount rate	9.5-12.0%	6.5-14.5%	2.5-20.1%	3.6-13.2%
Impact of 10% adverse change	$(5)	$(31)	$(8)	$(18)
Impact of 20% adverse change	(10)	(61)	(16)	(34)

Market rate (d)	2.1-3.2%	(c)	(c)	(c)
Impact of 10% adverse change	$(6)	$(19)	$—	$—
Impact of 20% adverse change	(11)	(39)	—	—

(a)	Fair value of retained interests in wholesale securitizations approximates cost because of the short-term and floating rate nature of wholesale receivables.
(b)	Net of a reserve for expected credit losses totaling $83 at December 31, 2003.
(c)	Forward benchmark interest rate yield curve plus contractual spread.
(d)	Represents the rate of return paid to the investors.

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

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

The table below displays the expected static pool net credit losses on the Company’s securitization transactions.

December 31, (a)	2003	2002	2001

Retail automotive	0.4%	0.6%	0.7%
Residential mortgage	0.0-26.1%	0.0-24.8%	0.0-22.9%
Commercial mortgage	0.0-6.6%	0.0-4.1%	0.0-2.3%
Commercial investment securities	0.9-33.7%	0.3-36.8%	0.0-17.0%

(a)	Static pool losses not applicable to wholesale finance receivable securitizations because of the short-term nature.

The following table presents components of securitized financial assets and other assets managed, along with quantitative information about delinquencies and net credit losses.

	Total finance		Amount 60 days or
	receivables and loans		more past due		Net credit losses

December 31, (in millions)	2003	2002	2003	2002	2003	2002

Retail automotive	$99,196	$93,848	$749	$637	$1,179	$844
Residential mortgage	104,378	93,955	4,974	3,973	682	644

Total consumer	203,574	187,803	5,723	4,610	1,861	1,488

Wholesale	46,644	38,722	46	88	5	(15)
Commercial mortgage	22,621	19,513	652	350	66	8
Other automotive and commercial	17,364	21,678	167	317	194	176

Total commercial	86,629	79,913	865	755	265	169

Total managed portfolio (a)	290,203	267,716	$6,588	$5,365	$2,126	$1,657

Securitized finance receivables and loans	(94,622)	(114,767)
Loans held for sale (unpaid principal)	(19,609)	(15,756)

Total finance receivables and loans	$175,972	$137,193

(a)	Managed portfolio represents finance receivables and loans on the balance sheet or that have been securitized, excluding securitized finance receivables and loans that GMAC continues to service but has no other continuing involvement (i.e., in which GMAC retains an interest or risk of loss in the underlying receivables).

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

9	Investment in Operating Leases

Investments in operating leases were as follows:

December 31, (in millions)	2003	2002

Vehicles and other equipment, at cost	$33,950	$31,243
Accumulated depreciation	(7,949)	(7,023)

Investment in operating leases, net	$26,001	$24,220

The future lease payments due from customers for equipment on operating leases at December 31, 2003 totaled $13,354 million and are due as follows: $6,211 million in 2004; $4,093 million in 2005; $2,313 million in 2006; $683 million in 2007; and $54 million in 2008.

10	Mortgage Servicing Rights

GMAC capitalizes the present value of expected future cash flows associated with performing specified mortgage servicing activities for others. Such capitalized servicing rights are purchased or may be retained upon sales or securitizations of mortgages. The following table summarizes mortgage servicing rights activity and related amortization.

Year ended December 31,
(in millions)	2003	2002	2001

Balance at beginning of year (a)	$4,601	$5,331	$3,787
Originations and purchases, net of sales	2,639	1,718	2,086
Amortization	(1,118)	(891)	(707)
SFAS 133 hedge valuation adjustments	446	(1,557)	165
Other than temporary impairment	(1,699)	—	—

Balance at end of year	$4,869	$4,601	$5,331
Valuation allowance	(1,149)	(1,918)	(491)

Carrying value at end of year	$3,720	$2,683	$4,840

Estimated fair value at end of year	$3,798	$2,759	$4,953

(a)	2001 beginning balance adjusted for reclassification of the fair value of derivative financial instruments to other assets upon adoption of SFAS 133.

The following table summarizes the change in the valuation allowance for mortgage servicing rights:

Year ended December 31,
(in millions)	2003	2002	2001

Valuation allowance at beginning of year	$1,918	$491	$94
Additions (a)	930	1,427	397
Other than temporary impairment	(1,699)	—	—

Valuation allowance at end of year	$1,149	$1,918	$491

(a)	Additions to the valuation allowance, which are charged against mortgage banking income, represent impairment considered to be temporary.

During the fourth quarter of 2003, the Company recorded other than temporary mortgage servicing rights impairment of $1.7 billion, reducing both the mortgage servicing rights gross carrying value and valuation allowance by this amount. This amount was based on a statistical analysis of historical changes in mortgage and other market interest rates to determine the amount that the mortgage servicing rights asset value will increase with only a remote probability of occurring. The $1.7 billion in other than temporary impairment was reflected by a reduction in both the gross carrying value of the mortgage servicing rights asset and the corresponding valuation allowance. The adjustment to the valuation allowance reduces the maximum potential future increase to the mortgage servicing rights carrying value (under lower of cost or market accounting), but it has no impact on the net carrying value of the asset or on earnings.

The Company has an active risk management program to hedge the value of mortgage servicing rights. The mortgage servicing rights risk management program contemplates the use of derivative financial instruments and treasury securities that experience changes in value offsetting those of the mortgage servicing rights, in response to changes in market interest rates. Refer to Note 16 for a discussion of the derivative financial instruments used to hedge mortgage servicing rights. Treasury securities used in connection with this risk management strategy are designated as available for sale, with realized gains and losses recognized in net income and unrealized gains and losses reflected in other comprehensive income, a component of shareholder’s equity. At December 31, 2003 there were no such treasury securities outstanding.

Key economic assumptions and the sensitivity of the current fair value of mortgage servicing rights to immediate 10% and 20% adverse changes in those assumptions are as follows:

December 31, 2003 ($ in millions)

Weighted average prepayment speed	1.0- 26.4%
Impact on fair value of 10% adverse change	$(117)
Impact on fair value of 20% adverse change	(226)

Weighted average discount rate	9.3- 12.5%
Impact on fair value of 10% adverse change	$(72)
Impact on fair value of 20% adverse change	(140)

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

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

11	Premiums and Other Insurance Receivables

Premiums and other insurance receivables consisted of the following:

December 31, (in millions)	2003	2002

Prepaid reinsurance premiums	$343	$316
Reinsurance recoverable on unpaid losses	870	812
Reinsurance recoverable on paid losses	102	88
Premiums receivable (a)	645	526

Total premiums and other insurance receivables	$1,960	$1,742

(a)	Net of $14 and $12 allowance for uncollectible premiums receivable at December 31, 2003 and 2002, respectively.

12	Other Assets

Other assets consisted of:

December 31, (in millions)	2003	2002

Premises and equipment at cost	$3,148	$2,315
Accumulated depreciation	(1,008)	(501)

Net premises and equipment	2,140	1,814
Goodwill, net of accumulated amortization	3,223	3,273
Restricted cash collections for securitization trusts	2,291	1,244
Equity investments	1,560	587
Cash deposits held for securitization trusts	1,922	1,481
Deferred policy acquisition cost	1,038	584
Servicer advances	946	838
Accrued mortgage interest and rent receivable	767	673
Real estate investments	788	819
Repossessed and foreclosed assets, net	786	418
Debt issuance costs	716	508
Investment in used vehicles held for sale	642	672
Intangible assets, net of accumulated amortization (a):
Customer lists and contracts	33	43
Trademarks and other	24	27
Fair value of derivative contracts in receivable position	10,026	7,185
Other assets	2,915	3,177

Total other assets	$29,817	$23,343

(a)	Aggregate amortization expense on intangible assets was $11 and $19 for the years ended December 31, 2003 and 2002. Amortization expense is expected to approximate $9 in each of the next five fiscal years.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

The changes in the carrying amounts of goodwill for the periods indicated, were as follows:

	GMAC	GMAC
	North American	International	GMAC	GMAC
($ in millions)	Operations (a)	Operations (a)	Mortgage	Insurance	Total

Goodwill at beginning of 2002	$1,524	$472	$537	$611	$3,144
Goodwill acquired	—	7	29	60	96
Impairment losses and other	—	—	(9)	—	(9)
Foreign currency translation effect	25	11	6	—	42

Goodwill at beginning of 2003	1,549	490	563	671	3,273
Goodwill acquired	—	4	14	—	18
Impairment losses and other (b)	(109)	(1)	(9)	—	(119)
Foreign currency translation effect	32	11	8	—	51

Goodwill at end of 2003	$1,472	$504	$576	$671	$3,223

(a)	GMAC North American Operations consists of automotive financing in the U.S. and Canada as well as commercial financing operations. GMAC International Operations consists of automotive financing and full service leasing in all other countries and Puerto Rico.
(b)	In September 2003, GMAC received $110 million related to a settlement of a claim involving the 1999 acquisition of the asset-based lending and factoring business of The Bank of New York. Of the settlement amount, $109 million was considered a purchase price adjustment, reducing the related goodwill, while the remainder represented a reimbursement of tax claims paid on behalf of The Bank of New York.

13	Debt

The presentation of debt in the following table is classified between domestic and foreign based on the location of the office recording the transaction.

	Weighted
	average
	interest
	rates (a)		2003			2002

December 31, ($ in millions)	2003	2002	Domestic	Foreign	Total	Domestic	Foreign	Total

Short-term debt
Commercial paper			$7,846	$5,311	$13,157	$8,344	$5,049	$13,393
Demand notes			8,632	300	8,932	5,887	231	6,118
Master notes and other			9,420	3,133	12,553	9,274	1,453	10,727
Bank loans and overdrafts			3,536	4,944	8,480	2,966	4,803	7,769

Total short-term debt	2.1%	2.5%	29,434	13,688	43,122	26,471	11,536	38,007
Long-term debt
Senior indebtedness
Due within one year	3.1%	3.5%	26,273	8,007	34,280	22,597	4,834	27,431
Due after one year	5.0%	5.1%	140,286	19,063	159,349	101,324	13,350	114,674

Total long-term debt (b)	4.7%	4.8%	166,559	27,070	193,629	123,921	18,184	142,105
Fair value adjustment (c)			1,985	126	2,111	2,961	159	3,120

Total debt			$197,978	$40,884	$238,862	$153,353	$29,879	$183,232

(a)	The weighted average interest rates include the effects of derivative financial instruments designated as hedges of debt.
(b)	The Company has issued warrants to subscribe for up to $175 aggregate principal amount of 6.5% notes due October 15, 2009. The warrants entitle the holder to purchase from GMAC the aggregate principal amount at par plus any accrued interest. The warrants are exercisable up to and including October 15, 2007. In February 2004, $125 of the warrants were exercised resulting in $50 aggregate principal outstanding.
(c)	To adjust designated fixed rate debt to fair value in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

The following summarizes assets that are restricted as collateral for the payment of certain debt obligations primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements:

December 31, (in millions)	2003	2002

Finance receivables	$21,046	$8,216
Mortgage loans	43,666	13,011
Loans held for sale or investment	6,927	3,180
Investment securities	1,896	2,563

Total assets serving as collateral	$73,535	$26,970

Related secured debt (a)	$69,023	$25,826

(a)	Included as part of secured debt are repurchase agreements of $4,322 million and $2,213 million where the Mortgage Group has pledged assets, reflected as investment securities, as collateral for approximately the same amount of debt at December 31, 2003 and 2002, respectively.

The following table presents the scheduled maturity of long-term debt at December 31, 2003, assuming that no early redemptions occur. The actual payment of secured debt may vary based on the payment activity of the related secured assets.

Year ended December 31, (in millions)

2004	$34,280
2005	33,625
2006	30,929
2007	11,921
2008	8,075
2009 and thereafter	75,455

Long-term debt (a) (b)	194,285
Unamortized discount	(656)

Total long-term debt	$193,629

(a)	Debt issues totaling $15,068 are redeemable at or above par at the Company’s option anytime prior to the scheduled maturity dates, the latest of which is November 2049.
(b)	The Company’s debt includes $525 in fixed rate notes and $75 in variable rate notes which provide the holders the option to put the debt to GMAC at specific dates prior to the scheduled maturity. In addition, the Company’s debt includes $25,097 fixed rate notes and $268 variable rate notes containing a survivor’s option enabling the holder to put the debt back to GMAC at par prior to maturity. The Company repurchased $63 and $54 of these notes prior to maturity during 2003 and 2002, respectively. The latest maturity date of these notes is November 2023.

To achieve the desired balance between fixed- and variable-rate debt, GMAC utilizes interest rate swap and interest rate cap agreements. The use of such derivative financial instruments had the effect of synthetically converting $70,898 million of its $142,597 million of fixed rate debt into variable rate obligations and $23,472 million of its $94,832 million of variable rate debt into fixed rate obligations at December 31, 2003. In addition, certain of GMAC’s debt obligations are denominated in currencies other than the currency of the issuing country. Foreign currency swap agreements are used to hedge exposure to changes in the exchange rates of these obligations.

Liquidity facilities
Liquidity facilities represent additional funding sources, if required. The financial institutions providing the uncommitted facilities are not legally obligated to fund those facilities. The following table summarizes the liquidity facilities maintained by the Company.

							Unused
	Committed		Uncommitted		Total liquidity		liquidity
	facilities		facilities		facilities		facilities

December 31, (in billions)	2003	2002	2003	2002	2003	2002	2003	2002

Automotive operations:
Syndicated multi-currency global credit facility (a)	$8.5	$8.9	$—	$—	$8.5	$8.9	$8.5	$8.9
U.S. Mortgage operations (b)	—	—	3.9	4.5	3.9	4.5	1.6	2.0
Other
U.S. asset-backed commercial paper liquidity and receivables facilities (c)	22.6	22.2	—	—	22.6	22.2	22.6	22.2
Other foreign facilities (d)	4.7	4.1	14.1	13.3	18.8	17.4	8.4	9.0

Total	$35.8	$35.2	$18.0	$17.8	$53.8	$53.0	$41.1	$42.1

(a)	The entire $8.5 is available for use by GMAC in the U.S., $0.8 is available for use by GMAC (UK) plc and $0.8 is available for use by GMAC International Finance B.V. in Europe. This facility serves primarily as backup for the Company’s unsecured commercial paper programs.
(b)	Includes $1.2 secured master note program with a third-party financial institution, guaranteed by GMAC. The borrowing is currently unsecured; however, upon request by the financial institution or any assignee, the Mortgage Group is required to pledge mortgage servicing rights valued at 200% of the outstanding balance as collateral.
(c)	Relates to New Center Asset Trust (NCAT) and Mortgage Interest Networking Trust (MINT), which are non-consolidated qualified special purpose entities administered by GMAC for the purposes of purchasing assets as part of GMAC’s securitization and mortgage warehouse funding programs. These entities fund the purchases of assets through the issuance of asset-backed commercial paper and represent an important source of liquidity to the Company. At December 31, 2003, NCAT and MINT commercial paper outstandings were $10.2 and $3.2, respectively.
(d)	Consists primarily of credit facilities supporting operations in Canada, Europe, Latin America and Asia-Pacific.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

In June 2003, GMAC renewed its syndicated multi-currency global credit facilities, including the liquidity facility for NCAT. The syndicated multi-currency global facility includes a $4.35 billion five year facility (expires June 2008) and a $4.15 billion 364-day facility (expires June 2004). The 364-day facility includes a term loan option, which, if exercised by GMAC upon expiration, carries a one-year term. Additionally, a leverage covenant restricts the ratio of consolidated unsecured debt to total stockholder’s equity to no greater than 11:1, under certain conditions. More specifically, the covenant is only applicable on the last day of any fiscal quarter (other than the fiscal quarter during which a change in rating occurs) during such times as the Company has senior unsecured long-term debt outstanding, without third-party enhancement, which is rated BBB+ or less (by Standard & Poor’s), or Baa1 or less (by Moody’s). GMAC’s leverage covenant ratio was 8.9:1 at December 31, 2003, and the Company was therefore in compliance with this covenant. The leverage covenant calculation, as modified in connection with the June 2003 renewal, excludes from debt those securitization transactions that are accounted for as on-balance sheet secured financings.

14	Reserves for Insurance Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the activity in the reserves for insurance losses and loss adjustment expenses.

Year ended December 31,
(in millions)	2003	2002	2001

Balance at beginning of year	$2,140	$1,797	$1,719
Reinsurance recoverables	(812)	(602)	(466)

Net balance at beginning of year	1,328	1,195	1,253
Incurred related to
Current year	2,252	1,970	1,716
Prior years (a)	50	63	(5)

Total incurred (b)	2,302	2,033	1,711
Paid related to
Current year	(1,579)	(1,388)	(1,187)
Prior years	(582)	(568)	(582)

Total paid	(2,161)	(1,956)	(1,769)
Other (c)	—	56	—

Net balance at end of year (d)	1,469	1,328	1,195
Reinsurance recoverables	871	812	602

Balance at end of year	$2,340	$2,140	$1,797

(a)	The change in incurred losses and loss adjustment expenses during 2003 relating to prior years is primarily attributable to the development of additional information indicating probable increase in ultimate losses on U.S. direct and assumed auto business. Reserves also increased due to appreciation of the Euro in relation to the U.S. dollar. The change in 2002 related to prior years is primarily attributable to the development of additional information indicating probable ultimate losses on assumed auto reinsurance partially offset by favorable development of expected vehicle service contract losses.
(b)	Reflected net of reinsurance recoveries totaling $374, $500 and $481 for the years ended December 31, 2003, 2002 and 2001, respectively.
(c)	Represents reserves acquired through the purchase of subsidiaries.
(d)	Includes exposure to asbestos and environmental claims from the reinsurance of general liability, commercial multiple peril, homeowners and workers’ compensation claims. Reported claim activity to date has not been significant. Net reserves for loss and loss adjustment expenses were $10, $8 and $5 at December 31, 2003, 2002, and 2001, respectively.

15	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of:

December 31, (in millions)	2003	2002

Deposits
Dealer	$2,703	$2,371
Customer	750	315
Factored clients	595	200
Employee compensation and benefits	1,761	1,384
Factored client payables	1,083	583
Fair value of derivative contracts in payable position	1,196	843
Mortgage escrow deposits	1,026	891
Securitization trustee payable	665	742
GM payable, net	556	206
Taxes payable	391	1,847
Accounts payable and other liabilities	4,999	5,260

Total accrued expenses and other liabilities	$15,725	$14,642

16	Derivative Instruments and Hedging Activities

GMAC enters into interest rate and foreign currency futures, forwards, options, and swaps in connection with its market risk management activities. Derivative financial instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, including investment securities, loans held for sale, mortgage servicing rights and debt, as well as off-balance sheet loan securitizations. In addition, foreign exchange contracts are used to hedge non-U.S. dollar denominated debt and foreign exchange transactions.

GMAC’s primary objective for utilizing derivative financial instruments is to minimize market risk volatility associated with interest rate and foreign currency risks related to the assets and liabilities of the automotive and mortgage operations. Minimizing this volatility enables the Company to price its finance and mortgage offerings at competitive rates and to minimize the impact of market risk on earnings of the Company. These strategies are applied on a decentralized basis by the respective automotive and mortgage operations, consistent with the level at which market risk is managed, but are subject to various limits and controls at both the

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

local unit and consolidated level. One of the key goals of the Company’s strategy is to modify the asset and liability and interest rate mix, including the assets and liabilities associated with securitization transactions that may be recorded in off-balance sheet special purpose entities. In addition, the Company uses derivative financial instruments to mitigate the risk of changes in the fair values of loans held for sale and mortgage servicing rights (refer to Note 10). Derivative financial instruments are also utilized to neutralize the foreign currency exposure related to foreign currency denominated debt. The following summarizes GMAC’s derivative activity based on the accounting hedge designation:

Fair Value Hedges

GMAC’s fair value hedges primarily include hedges of fixed-rate debt, mortgage servicing rights, and loans held for sale:

•	Debt obligations — Interest rate swaps are used to modify GMAC’s exposure to interest rate risk by converting fixed rate debt to a floating rate. Generally, individual swaps are designated as specific hedges of debt at the time of issuance with the terms of the swap matching the terms of the underlying debt. As the terms of the swap are designed to match the terms of the debt, the vast majority of the Company’s interest rate swaps receive “short-cut” treatment under SFAS 133, resulting in no hedge ineffectiveness. However, certain of the Company’s fair value hedges of debt do not receive “short-cut” treatment, because of differences in option features between the interest rate swap and the companion debt. Hedge ineffectiveness is measured based on the difference in the fair value movement of the swap and the related debt.

•	Mortgage servicing rights — In determining the portion of mortgage servicing rights to hedge, the Company takes into account both natural offsets from mortgage loan production and any available for sale investment securities (e.g., U.S. Treasury notes) used to manage the interest rate risk inherent in mortgage servicing rights. Derivative financial instruments approved for use under the Company’s risk management program include: call and put options on treasuries or swaps; mortgage-backed security futures, treasury futures and LIBOR futures; interest rate caps and floors; swaptions; and swaps. GMAC designates a fair value hedging relationship for derivative financial instruments used to hedge the change in the fair value of mortgage servicing rights. For purposes of hedge designation, the loans underlying the mortgage servicing rights asset are aggregated into groups of similar assets. In doing so, management considers characteristics such as loan type, interest rate type (i.e., fixed or variable), coupon interest rate (for fixed), and scheduled maturity. If the changes in the fair value of the hedged mortgage servicing rights are highly correlated to changes in the fair value of the derivative financial instruments, the hedged mortgage servicing rights are adjusted for the change in fair value of the risk being hedged, and the resultant gain or loss is recorded in the statement of operations. The Company closes hedge periods based upon significant derivative rebalancing or interest rate moves, which resulted in hedge periods closing on average every two business days during 2003. Effectiveness is assessed using historical hedge period data. The Company measures hedge effectiveness employing statistical-based approaches including R-squared, slope and F-statistic.

•	Loans held for sale — The Company uses derivative financial instruments to hedge its exposure to risk associated with its mortgage loans held for sale. After loans are funded, they are generally sold into the secondary market to various investors, often as mortgage backed securities sponsored by Fannie Mae, Freddie Mac or Ginnie Mae. Mortgage loans that are not eligible for agency sponsored securitization are sold through public or private securitization transactions or in whole loan sales. The primary risk associated with closed loans awaiting sale is a decrease in the fair value of the loans due to an unfavorable fluctuation in interest rates. The Company’s primary strategy to protect against this risk is selling loans or mortgage backed securities forward to investors using mandatory and optional forward commitments. Hedge periods are closed daily, representative of daily hedge portfolio rebalancing due to new loan fundings and sales. Effectiveness is measured using historical daily hedge period data. The Company measures hedge effectiveness employing statistical-based approaches including R-squared, slope and F-statistic.

Cash Flow Hedges

GMAC enters into derivative financial instrument contracts to hedge exposure to variability in cash flows related to floating rate and foreign currency financial instruments. Interest rate swaps are used to modify exposure to variability in expected future cash flows attributable to variable rate debt. Currency swaps and forwards are used to hedge foreign exchange exposure on foreign currency denominated debt by converting the funding currency to the same currency of the assets being financed. Similar to the Company’s fair value hedges, the swaps are generally entered into at the time of the debt issuance, with the terms of the swap matching the terms of the underlying debt. GMAC recognized an immaterial amount of hedge ineffectiveness on cash flow hedges related to floating rate debt for the years ended December 31, 2003 and 2002.

The Company uses derivative financing instruments to hedge its exposure to variability in expected cash flows associated with the future issuance of bonds payable related to securitizations of mortgage loans held for investment. The primary risk associated with these transactions is the variability on the issuance price of the debt securities. The Company’s primary strategy to protect against this risk is selling loans or mortgage-backed securities forward using mandatory and optional forward commitments.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

Economic Hedges not Designated as Accounting Hedges

GMAC utilizes certain derivative financial instruments to manage interest rate, price and foreign exchange risks, which do not qualify or are not designated as hedges under SFAS 133. As these derivatives are not designated as accounting hedges, changes in the fair value of the derivative instruments are recognized directly in earnings each period. Similar to the fair value hedging activities described above, the Company utilizes derivatives that do not qualify as hedges under SFAS 133, to hedge the value of mortgage servicing rights and mortgage loans. In addition, the following describes other uses of derivatives that do not qualify for hedge accounting:

•	Off-balance sheet securitization activities — GMAC enters into interest rate swaps to facilitate securitization transactions where the underlying receivables are sold to a non-consolidated QSPE. As the underlying assets are carried in a non-consolidated entity, the interest rate swaps do not qualify for hedge accounting treatment. The use of swaps allows for more efficient execution of the securitization transaction as it allows the QSPE to issue asset-backed securities with different characteristics than the underlying assets.

•	Foreign currency debt — GMAC has elected not to treat currency swaps that are used to convert foreign denominated debt back into the functional currency at a floating rate as hedges for accounting purposes. While these currency swaps are similar to the foreign currency cash flow hedges described above, the Company has not designated them as hedges as the changes in the fair values of the currency swaps are substantially offset by the foreign currency revaluation gains and losses of the underlying debt.

•	Mortgage related securities — The Company uses interest rate options, futures, swaps, caps and floors to mitigate risk related to mortgage related securities classified as trading.

Income Statement Presentation

The following table summarizes the pre-tax earnings impact of the changes in fair value for each type of accounting hedge classification segregated by the asset or liability hedged.

Year ended December 31, (in millions)	2003	2002	2001 (a)	Income Statement Classification

Fair value hedge ineffectiveness gain (loss):
Debt obligations	$45	$68	$23	Interest and discount expense
Mortgage servicing rights	348	363	(216)	Mortgage banking income
Loans held for sale	(2)	27	(26)	Mortgage banking income
Cash flow hedges ineffectiveness gain (loss):
Debt obligations	(1)	1	—	Interest and discount expense
Economic hedges:
Off-balance sheet securitization activities
Financing operations	(102)	(47)	118	Other income
Mortgage operations	254	311	59	Mortgage banking income
Foreign currency debt (b)	87	66	(13)	Interest and discount expense
Loans held for sale or investment	(86)	147	281	Mortgage banking income
Mortgage servicing rights	(16)	110	49	Mortgage banking income
Mortgage related securities	(13)	109	46	Investment income
Other	19	(86)	19	Other income

Total	$533	$1,069	$340

(a)	Excludes transition adjustment.
(b)	Amount represents the difference between the changes in the fair values of the currency swap net of the foreign currency spot revaluation of the related debt.

The following table presents additional information related to the Company’s derivative financial instruments.

Year ended December 31, (in millions)	2003	2002	2001 (a)

Net gain on fair value hedges excluded from assessment of effectiveness	$175	$212	$46
Expected reclassifications from other comprehensive income to earnings (b)	$(1)	$(6)	$(30)

(a)	Excludes transition adjustment.
(b)	Estimated to occur over the next 12 months.

Derivative financial instruments contain an element of credit risk in the event the counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties which owe GMAC under the contract completely fail to perform under the terms of those contracts, assuming no recoveries of underlying collateral, as measured by the market

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

value of the derivative financial instrument. At December 31, 2003 the market value of derivative financial instruments in an asset or receivable position (from GMAC’s perspective) was $10.0 billion, including accrued interest of $1.2 billion. The Company minimizes the credit risk exposure by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines. As of December 31, 2003, in excess of 90% of GMAC’s exposure is with counterparties with a Fitch rating of A+ or higher. Additionally, the Company reduces credit risk on the majority of its derivative financial instruments by entering into legally enforceable agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. In order to further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain counterparties. The agreements require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments meet established thresholds. The Company has placed cash deposits totaling $153 million and $152 million at December 31, 2003 and 2002, respectively, in accounts maintained by counterparties. The Company has received cash deposits from counterparties totaling $102 million and $581 million at December 31, 2003 and 2002, respectively. The cash deposits placed and received are included on the Consolidated Balance Sheet in Other assets and Other liabilities, respectively.

17	Pension and Other Postretirement Benefits

Pension

Certain GMAC employees are eligible to participate in various domestic and foreign pension plans of General Motors. Benefits under the plans are generally related to an employee’s length of service, salary and, where applicable, contributions. For these plans GMAC is a participating employer in GM sponsored retirement plans. As such, GM allocates pension expense to GMAC for participating employees. The allocation is made on a pro-rata basis and, as such, is impacted by the various assumptions (discount rate, return on plan assets, etc.) that GM utilizes in determining its pension obligation. Detailed information about GM’s pension plans can be found in the GM Annual Report on Form 10-K. Pension expense allocated for GMAC employees participating in GM plans totaled $51 million, $26 million and $5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Other employees (primarily at the Mortgage Group, Commercial Finance Group and certain subsidiaries of GMAC Insurance) participate in separate retirement plans that provide for pension payments to eligible employees upon retirement based on factors such as length of service and salary. The following summarizes information relating to these non-GM sponsored plans:

	2003			2002

	GMAC	GMAC	Commercial	GMAC	GMAC	Commercial
Year ended December 31, (in millions)	Mortgage	Insurance	Finance	Mortgage	Insurance	Finance

Benefit obligation	$247	$26	$8	$176	$19	$6
Fair value of plan assets	154	16	4	103	12	—

Funded status	(93)	(10)	(4)	(73)	(7)	(6)
Unrecognized net actuarial gain (loss)	91	5	(1)	63	2	—
Unrecognized prior service cost	1	—	—	1	—	—
Net transition obligation	—	—	—	—	—	—

Accrued benefit cost	$(1)	$(5)	$(5)	$(9)	$(5)	$(6)

Net pension expense (a)	$26	$4	$3	$21	$3	$5

(a)	Net pension expense for year ended December 31, 2001, totaled $14 million, $3 million and $4 million for GMAC Mortgage, GMAC Insurance and Commercial Finance, respectively.

Other Postretirement Benefits

GMAC and certain of its subsidiaries participate in various postretirement medical, dental, vision and life insurance plans of General Motors while other GMAC subsidiaries participate in separately maintained postretirement plans. These benefits are funded as incurred from the general assets of the Company. GMAC accrues postretirement benefit costs over the active service period of employees to the date of full eligibility for such benefits. The Company has provided for certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as other postretirement benefits. Notwithstanding the recording of such amounts and the use of these terms, the Company does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of the Company (other than pensions) represent legally enforceable liabilities of the Company. Other postretirement benefits expense of the Company totaled $74 million, $67 million and $66 million in 2003, 2002 and 2001, respectively.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

18	Income Taxes

The significant components of income tax expense (before cumulative effect of accounting change) were as follows:

Year ended December 31, (in millions)	2003	2002	2001

Current income tax expense
U.S. federal	$1,411	$908	$375
Foreign	161	206	264
State and local	351	290	85

Total current expense	$1,923	$1,404	$724

Deferred income tax expense (benefit)
U.S. federal	(196)	(128)	351
Foreign	63	(9)	(58)
State and local	(199)	(196)	30

Total deferred expense	(332)	(333)	323

Total income tax expense	$1,591	$1,071	$1,047

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate applicable to income (before cumulative effect of accounting change) is shown in the following table.

Year ended December 31,	2003	2002	2001

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Change in tax rate resulting from:
State and local income taxes, net of federal income tax benefit	2.3	2.8	2.8
Tax-exempt income	(0.7)	(0.5)	(0.9)
Foreign income tax rate differential	(0.2)	(0.1)	0.3
Other	(0.1)	(0.8)	0.2

Effective tax rate	36.3%	36.4%	37.4%

Deferred tax assets and liabilities result from differences between assets and liabilities measured for financial reporting purposes and those measured for income tax return purposes. The significant components of deferred tax assets and liabilities are reflected in the following table.

December 31, (in millions)	2003	2002

Deferred tax liabilities
Lease transactions	$3,967	$4,520
Debt issuances	123	234
Mortgage servicing rights	536	381
Deferred acquisition costs	428	294
State and local taxes	65	226
Unrealized gains on securities	295	159
Sales of finance receivables and loans	17	96
Hedging transactions	145	(217)
Accumulated translation adjustment	19	(135)
Other	69	147

Gross deferred tax liabilities	5,664	5,705

Deferred tax assets
Provision for credit losses	1,092	1,135
Postretirement benefits	277	266
Unearned insurance premiums	250	201
Foreign tax credits (a)	63	66
Insurance reserves	65	61
Other	267	309

Gross deferred tax assets	2,014	2,038

Net deferred tax liability	$3,650	$3,667

(a)	Net of valuation allowance of $112 as of December 31, 2003 and 2002.

Foreign pre-tax income (before cumulative effect of accounting change) totaled $784 million in 2003, $633 million in 2002 and $662 million in 2001. Foreign pre-tax income is subject to U.S. taxation when effectively repatriated. The Company provides federal income taxes on the undistributed earnings of foreign subsidiaries, except to the extent that such earnings are indefinitely reinvested outside the United States. At December 31, 2003, $1,463 million of accumulated undistributed earnings of foreign subsidiaries was indefinitely reinvested. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

19	Transactions with Affiliates

Balance Sheet

A summary of the balance sheet effect of transactions with GM and affiliated companies is as follows:

December 31, (in millions)	2003	2002

Wholesale receivables due from GM (a)	$97	$107
Notes receivable from GM and affiliates	3,151	3,178
Advances to improve GM leased properties (b)	852	720
Accounts receivable from (payable to) GM and affiliates (c)	(731)	(206)
Dividends paid	$1,000	$400

(a)	GMAC provides wholesale financing to dealerships owned by GM. These amounts are included in finance receivables and loans.
(b)	During 2000, GM entered into a sixteen-year lease arrangement with GMAC, under which GMAC agreed to fund and capitalize improvements to GM leased properties totaling $1.2 billion over four years. The transferred properties and improvements are included in other assets.
(c)	Includes wholesale settlements payable to GM, subvention receivables due from GM and notes payable, which are included in accrued expenses, other liabilities and debt.

Retail installment and lease contracts acquired by GMAC that included rate and residual subvention from GM, payable directly or indirectly to GM dealers, as a percent of total new retail installment and lease contracts acquired were as follows:

Year ended December 31,	2003	2002

GM and affiliates rate subvented contracts acquired:
North American operations	78%	84%
International operations	62	57

In addition to subvention programs, GM provides payment guarantees on certain commercial assets GMAC has outstanding with certain third party customers. As of December 31, 2003 and 2002, commercial obligations guaranteed by GM were $1,311 million and $539 million, respectively.

Income Statement

A summary of the income statement effect of transactions with GM and affiliated companies is as follows:

Year ended December 31, (in millions)	2003	2002	2001

Net financing revenue:
GM and affiliates lease residual value support	$1,002	$1,315	$1,003
Wholesale subvention and service fees from GM	160	149	122
Interest paid on loans from GM	(22)	(40)	(13)
Consumer lease payments (a)	129	60	3
Insurance premiums earned from GM	430	497	516
Other income:
Interest on notes receivable from GM and affiliates	151	204	325
Interest on wholesale settlements (b)	106	136	167
Revenues from GM leased properties	58	50	49
Service fee income:
GMAC of Canada operating lease administration (c)	35	50	72
Rental car repurchases held for resale (d)	22	17	35
Other	14	13	31
Expense:
Employee retirement plan costs allocated by GM	116	86	64
Off-lease vehicle selling expense reimbursement (e)	(60)	(70)	(52)
Payments to GM for services and rent	67	69	67

(a)	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle. Under these programs, GM waives the customer’s remaining payment obligation and reimburses GMAC for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle.
(b)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made prior to the expiration of transit, interest is received from GM.
(c)	GMAC of Canada, Limited administers operating lease receivables on behalf of GM of Canada Limited (GMCL) and receives a servicing fee, which is included in other income.
(d)	GMAC receives a servicing fee from GM related to the resale of rental car repurchases.
(e)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by GMAC on off-lease vehicles sold by GM at auction.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

20	Comprehensive Income

Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available for sale securities, cash flow hedging activities and foreign currency translation adjustments. The following table presents the components and annual activity in other comprehensive income:

	Unrealized gains			Accumulated
	(losses) on			other
	investment	Translation	Cash flow	comprehensive
Year ended December 31, (in millions)	securities (a)	adjustments (b)	hedges (c)	income (loss)

Balance at December 31, 2000	$231	$(348)		$(117)
2001 net change	(5)	(29)	$(171)	(205)

Balance at December 31, 2001	226	(377)	(171)	(322)
2002 net change	77	137	13	227

Balance at December 31, 2002	303	(240)	(158)	(95)
2003 net change	245	300	67	612

Balance at December 31, 2003	$548	$60	$(91)	$517

(a)	Primarily represents the after-tax difference between the fair value and amortized cost of only those securities classified as available for sale.
(b)	Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar. Net change amounts are net of taxes totaling $159, $73 and $16 for the years ended December 31, 2003, 2002 and 2001, respectively.
(c)	The 2001 net change includes after-tax $(53) related to the January 1, 2001 adoption of SFAS 133.

The net changes in the following table represent the sum of net unrealized gains (losses) of available for sale securities and net unrealized gains (losses) on cash flow hedges with the respective reclassification adjustments. Reclassification adjustments are amounts recognized in net income during the current year and that would have been reported in other comprehensive income in previous years.

Year ended December 31, (in millions)	2003	2002	2001

Available for sale securities:
Net unrealized gains (losses) arising during the period, net of taxes (a)	$199	$(234)	$49
Reclassification adjustment for net losses (gains) included in net income, net of taxes (b)	46	311	(54)

Net change	$245	$77	$(5)

Cash flow hedges:
Net unrealized gains (losses) on cash flow hedges, net of taxes (c)	$61	$(17)	$(202)
Reclassification adjustment for net losses included in net income, net of taxes (d)	6	30	31

Net change	$67	$13	$(171)

(a)	Net of tax expense of $109 for 2003, tax benefit of $128 for 2002 and tax expense of $27 for 2001.
(b)	Net of tax benefit of $25 for 2003, tax benefit of $168 for 2002 and tax expense of $29 for 2001.
(c)	Net of tax expense of $37 for 2003, tax benefit of $9 for 2002 and tax benefit of $109 for 2001.
(d)	Net of tax expense of $3 for 2003, tax benefit of $16 for 2002 and tax benefit of $17 for 2001.

21	Fair Value of Financial Instruments

The Company has developed the following fair value estimates by utilization of available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein is based on information available at December 31, 2003 and 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to December 31, 2003 and 2002 could differ significantly from these amounts. The following describes the methodologies and assumptions used to determine fair value for the respective classes of financial instruments.

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

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

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

Finance Receivables and Loans, Net

The fair value of finance receivables is estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to each category of finance receivables. The carrying value of wholesale receivables and other automotive and mortgage lending receivables for which interest rates reset on a short-term basis with applicable market indices are assumed to approximate fair value either because of the short-term nature or because of the interest rate adjustment feature. The estimated fair value of mortgage loans held for investment is based on discounted cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality; the net realizable value of collateral and/or the estimated sales price based on quoted market prices where available or actual prices received on comparable sales of mortgage loans to investors.

Notes Receivable from GM

The fair value is estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to certain categories of other financing assets.

Derivative Assets and Liabilities

The fair value of interest rate swaps is estimated based on discounted expected cash flows using quoted market interest rates. The fair value of caps, written and purchased options and mortgage-related interest rate swaps is based upon quoted market prices or broker-dealer quotes. The estimated fair value of foreign currency swaps is based on discounted expected cash flows using market exchange rates over the remaining term of the agreement.

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

The following table presents the book and estimated fair value of assets and liabilities considered financial instruments under SFAS 107, Disclosures about Fair Value of Financial Instruments. Accordingly, certain amounts that are not considered financial instruments are excluded from the table.

	2003		2002

		Estimated		Estimated
December 31, (in millions)	Book value	fair value	Book value	fair value

Financial assets
Investment securities	$13,200	$13,193	$14,605	$14,586
Loans held for sale	19,609	19,930	15,720	16,037
Finance receivables and loans, net	172,729	174,845	134,134	135,377
Notes receivable from GM	3,151	3,143	3,178	3,172
Derivative assets	10,026	10,026	7,185	7,185
Financial liabilities
Debt (a)	$239,495	$244,786	$183,788	$185,418
Derivative liabilities	1,196	1,196	843	843

(a)	Debt includes deferred interest for zero coupon bonds of $633 and $556 for 2003 and 2002, respectively.

22	Variable Interest Entities

As discussed in Note 1 to the Consolidated Financial Statements, GMAC adopted the provisions of FIN 46 for all entities beginning July 1, 2003. The following describes the variable interest entities that GMAC has consolidated or in which it has a significant variable interest.

Mortgage warehouse funding — GMAC’s Mortgage operations sell commercial and residential mortgage loans through various structured finance arrangements in order to provide funds for the origination and purchase of future loans. These structured finance arrangements include sales to off-balance sheet warehouse funding entities, including GMAC- and bank-sponsored commercial

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

paper conduits. Transfers of assets from GMAC into each facility are accounted for as sales based on the provisions of SFAS 140 and, as such, creditors of these facilities have no recourse to the general credit of GMAC. Some of these warehouse funding entities represent variable interest entities under FIN 46. For certain mortgage warehouse entities, management determined that GMAC does not have the majority of the expected losses or returns and, as such, consolidation is not appropriate under FIN 46. The assets in these entities totaled $2.4 billion at December 31, 2003, of which $0.8 billion represents GMAC’s maximum exposure to loss. The maximum exposure would only occur in the unlikely event that there was a complete loss on the underlying assets of the entities. In other entities, GMAC was considered the primary beneficiary, and the activities of these entities were either terminated prior to July 1, 2003 or these entities are consolidated pursuant to FIN 46. As of December 31, 2003 the consolidated entities had no assets remaining and had been terminated.

Interests in real estate partnerships — The Company’s Mortgage operations syndicate investments in real estate partnerships to unaffiliated investors and, in certain partnerships, guarantee the timely payment of a specified return to those investors. Returns to investors in the partnerships syndicated by the Company are derived from tax credits and tax losses generated by underlying operating partnership entities that develop, own, and operate affordable housing properties throughout the United States. Syndicated tax credit partnerships that contain a guarantee are reflected in the Company’s financial statements under the financing method. In addition, the Company has variable interests in the underlying operating partnerships (primarily in the form of limited partnership interests). The results of the Company’s variable interest analysis indicated that GMAC is not the primary beneficiary of these partnerships and, as a result, is not required to consolidate these entities under FIN 46. Assets outstanding in these partnerships approximated $3 billion at December 31, 2003. GMAC’s exposure to loss at such time was $675 million, representing the amount payable to investors in the event of liquidation of the partnerships. The Company’s exposure to loss increases as unaffiliated investors place additional guaranteed commitments with the Company. Considering such committed amounts, the Company’s exposure to loss in future periods is not expected to exceed $1.2 billion.

Collateralized debt obligations (CDOs) — GMAC’s Mortgage operations sponsor, purchase subordinate and equity interests in, and serve as collateral manager for CDOs. Under CDO transactions, a trust is established that purchases a portfolio of securities and issues debt and equity certificates, representing interests in the portfolio of assets. In addition to receiving variable compensation for managing the portfolio, the Company sometimes retains equity investments in the CDOs. The majority of the CDOs sponsored by the Company were initially structured or have been restructured (with approval by the senior beneficial interest holders) as qualifying special purpose entities, and are therefore exempt from FIN 46. For the Company’s remaining CDOs, the results of the primary beneficiary analysis support the conclusion that consolidation is not appropriate under FIN 46 because GMAC does not have the majority of the expected losses or returns. The assets in these CDOs totaled $2.0 billion at December 31, 2003, of which GMAC’s maximum exposure to loss is $40 million, representing GMAC’s retained interests in these entities. The maximum exposure to loss would only occur in the unlikely event that there was a complete loss on the underlying assets of the entities.

Automotive finance receivables — In certain securitization transactions, GMAC securitizes consumer and commercial finance receivables into bank-sponsored multi-seller commercial paper conduits. These conduits provide a funding source to GMAC (as well as other sellers into the conduit) as they fund the purchase of the receivables through the issuance of commercial paper. Total assets outstanding in these bank-sponsored conduits approximated $13 billion as of December 31, 2003. While GMAC has a variable interest in these conduits, the Company is not considered to be the primary beneficiary, as GMAC does not retain the majority of the expected losses or returns. GMAC’s maximum exposure to loss as a result of its involvement with these non-consolidated variable interest entities is $179 million and would only be incurred in the event of a complete loss on the assets that GMAC sold.

Central Originating Lease Trust (COLT) — In analyzing FIN 46, it was determined that GMAC might have been considered to be the primary beneficiary of COLT, a limited purpose statutory trust, and therefore required to consolidate COLT effective July 1, 2003. Through October 2002, COLT purchased vehicles and related consumer leases from GM franchised dealers through the issuance of secured notes, which were sold to GMAC, and through the issuance of third-party equity. In March 2003, GMAC purchased the third-party equity of COLT, resulting in its consolidation. The underlying COLT lease assets (approximately $4 billion at the time of the purchase of the third-party equity by GMAC) are now reflected as operating lease assets of the Company, replacing the secured notes that were previously reported as commercial finance receivables and loans. The net impact of consolidating COLT was an increase in the Company’s consolidated total assets of $168 million, representing the third-party equity purchased.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

23	Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. Financial information for GMAC’s operating segments are summarized below.

Operating Segments

	GMAC	GMAC
Year ended December 31,	North American	International	GMAC	GMAC	Eliminations/
(in millions)	Operations (a)	Operations (a)	Mortgage	Insurance	Reclassifications	Consolidated

2003
Net financing revenue before provision for credit losses	$2,495	$939	$1,691	$—	$521	$5,646
Provision for credit losses	(986)	(185)	(437)	—	—	(1,608)
Other revenue	2,113	522	3,916	3,405	(538)	9,418

Total net revenue	3,622	1,276	5,170	3,405	(17)	13,456
Noninterest expense	1,911	838	3,213	3,127	(17)	9,072

Income before income tax expense	1,711	438	1,957	278	—	4,384
Income tax expense	630	159	703	99	—	1,591

Net income	$1,081	$279	$1,254	$179	$—	$2,793

Total assets	$193,435	$27,105	$85,501	$10,340	$(28,218)	$288,163

2002
Net financing revenue before provision for credit losses	$2,562	$857	$750	$—	$605	$4,774
Provision for credit losses	(1,624)	(165)	(239)	—	—	(2,028)
Other revenue	2,719	373	3,079	2,851	(625)	8,397

Total net revenue	3,657	1,065	3,590	2,851	(20)	11,143
Noninterest expense	2,024	731	2,702	2,765	(20)	8,202

Income before income tax expense	1,633	334	888	86	—	2,941
Income tax expense (benefit)	600	128	344	(1)	—	1,071

Net income	$1,033	$206	$544	$87	$—	$1,870

Total assets	$170,939	$21,824	$53,457	$8,722	$(27,214)	$227,728

2001
Net financing revenue before provision for credit losses	$1,640	$730	$166	$—	$984	$3,520
Provision for credit losses	(1,247)	(100)	(125)	—	—	(1,472)
Other revenue	3,182	321	2,917	2,611	(1,023)	8,008

Total net revenue	3,575	951	2,958	2,611	(39)	10,056
Noninterest expense	2,005	632	2,327	2,332	(39)	7,257

Income before income tax expense	1,570	319	631	279	—	2,799
Income tax expense	557	121	299	70	—	1,047

Income before cumulative effect of accounting change	1,013	198	332	209	—	1,752
Cumulative effect of accounting change	49	(6)	(1)	(8)	—	34

Net income	$1,062	$192	$331	$201	$—	$1,786

Total assets	$157,588	$17,864	$34,063	$7,406	$(24,066)	$192,855

(a)	GMAC North American Operations consists of automotive financing in the U.S. and Canada as well as commercial financing operations. GMAC International Operations consists of automotive financing and full service leasing in all other countries and Puerto Rico.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

Information concerning principal geographic areas was as follows:

Geographic Information

			Income before		Long-lived
Year ended December 31, (in millions)	Revenue (a)	Expense (b)	income taxes	Net income (c)	assets (d)

2003
Canada	$417	$253	$164	$122	$4,485
Europe	1,354	1,047	307	190	4,577
Latin America	550	344	206	145	91
Asia Pacific	285	179	106	103	230

Total foreign	2,606	1,823	783	560	9,383
Total domestic	10,850	7,249	3,601	2,233	22,039

Total	$13,456	$9,072	$4,384	$2,793	$31,422

2002
Canada	$469	$221	$248	$186	$3,298
Europe	981	798	183	116	3,944
Latin America	491	392	99	45	78
Asia Pacific	270	175	95	58	173

Total foreign	2,211	1,586	625	405	7,493
Total domestic	8,932	6,616	2,316	1,465	21,884

Total	$11,143	$8,202	$2,941	$1,870	$29,377

2001
Canada	$490	$230	$260	$218	$2,240
Europe	878	639	239	150	3,388
Latin America	163	108	55	8	35
Asia Pacific	325	216	109	69	165

Total foreign	1,856	1,193	663	445	5,828
Total domestic	8,200	6,064	2,136	1,341	24,200

Total	$10,056	$7,257	$2,799	$1,786	$30,028

(a)	Revenue consists of total net revenue as presented on the Consolidated Statement of Income.
(b)	Expense consists of total expense as presented on the Consolidated Statement of Income.
(c)	Includes cumulative effect of accounting change totaling $34 for the year ended December 31, 2001.
(d)	Primarily consists of net investment in operating leases, goodwill and net premises and equipment.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

24	Guarantees, Commitments, Contingencies and Other Risks

Guarantees

Guarantees are defined as contracts or indemnification agreements that contingently require the Company to make payments to third parties based on changes in an underlying that is related to a guaranteed party. The following summarizes the Company’s outstanding guarantees made to third parties.

	2003		2002

		Carrying value		Carrying value
December 31, (in millions)	Maximum liability	of liability	Maximum liability	of liability

Standby letters of credit	$263	$4	$179	$—
Agency and construction lending (a)	640	—	193	—
Securitization and sales
Commercial mortgage securitizations	1,262	—	1,267	—
Agency loans sold with recourse (a)	415	3	247	2
HLTV securitizations	163	—	97	—
Mortgage-related securities	92	44	158	42
Guarantees for repayment of third-party debt	38	—	32	—

(a)	Certain of the guaranteed loans are covered by a commercial property residual value protection policy maintained by the Company that provides credit loss coverage of up to $150 million for credit losses on insured loans, subject to an aggregate $20 million deductible over the life of the policy. Losses in excess of $100 million are subject to a 30% loss sharing arrangement by the Company.

Standby letters of credit — The Company’s Financing operations (primarily through its Commercial Finance Group) issues financial standby letters of credit to customers that represent irrevocable guarantees of payment of specified financial obligations (typically to customer’s suppliers). GMAC’s Mortgage operations issues letters of credit as part of its warehouse and construction lending activities. Expiration dates on the letters of credit range from 2004 to ongoing commitments, and are generally collateralized by assets of the client (trade receivables, cash deposits, etc.).

Agency and construction lending — The Company has guaranteed repayment of principal and interest on certain construction loans. Additionally, the guarantees are issued on long term fixed rate agency loans. Losses would be incurred in the event of default of the underlying construction loans. The guarantees range from 2.5% to 20.0% of the original principal balance of the loan. These guarantees expire at various times during 2004 to 2009.

Commercial mortgage securitizations — The Company has guaranteed repayment of principal and interest associated with certain commercial mortgage loan securitization transactions. Securities issued as a result of these securitization transactions were credit enhanced by a AAA rated insurer and the Company has issued a guarantee to the insurer for a portion of the guaranteed bonds. The Company has also retained an investment in these securitizations that is subordinate to these guarantees. Collateral totaling $75 million has been posted with regard to these guarantees. Losses on the guarantee would be incurred in the event that losses on the underlying collateral exceed the Company’s subordinated investment. Expiration dates range from 2004 to ongoing agreements.

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

Mortgage-related securities — The Company has contingent obligations related to prepayment risk on sales of certain mortgage-related securities. The obligations require payment of remaining principal upon maturity of senior classes of issued securities and are capped at $92 million, with this cap decreasing as the underlying securities pay down. As of December 31, 2003, the Company had recorded a liability of $44 million representing its estimate of the amount it will pay on these obligations on a discounted cash flow basis.

Guarantees for repayment of third-party debt — Under certain arrangements, the Company guarantees the repayment of third-party debt obligations in the case of default. Some of these guarantees are collateralized by letters of credit.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

Other — The Company has standard indemnification clauses in certain of its funding arrangements that would require GMAC to pay lenders for increased costs resulting from certain changes in laws or regulations. Since any changes would be dictated by legislative and regulatory actions, which are inherently unpredictable, the Company is not able to estimate a maximum exposure under these arrangements. To date, GMAC has not made any payments under these indemnification clauses. The Company’s Mortgage operations sponsor certain agents who originate mortgage loans under government loan programs. Under these arrangements, the Company has guaranteed uninsured losses resulting from the actions of the agents.

Commitments

Financing Commitments
The contract amount and gain and loss positions of off-balance sheet financial instruments, as defined by SFAS 107 and 133, were as follows:

	2003			2002

	Contract	Gain	Loss	Contract	Gain	Loss
December 31, (in millions)	amount	position	position	amount	position	Position

Commitments to:
Originate or purchase mortgages or securities (a)	$10,756	$72	$(6)	$20,860	$252	$(5)
Sell mortgages or securities (a)	8,322	1	(48)	18,596	—	(244)
Provide capital to equity method investees (b)	155	—	—	224	—	—
Fund construction lending (c)	190	—	—	—	—	—
Unused mortgage lending commitments (d)	19,128	—	—	12,869	—	—
Unused revolving credit line commitments (e)	1,560	—	—	2,300	—	—

(a)	The fair value is estimated using published market information associated with commitments to sell similar instruments. Included as of December 31, 2003 are commitments accounted for as derivatives with a contract amount of $4,015, a gain position of $54 and a loss position of $7.
(b)	GMAC is committed to lend equity capital to its real estate partnerships. The fair value of these commitments is considered in the overall valuation of the underlying assets with which they are associated.
(c)	GMAC is committed to fund the completion of the development of certain lots and model homes up to the amount of the agreed upon amount per project.
(d)	The fair value of these commitments is considered in the overall valuation of the related assets.
(e)	The unused portion of revolving lines of credit reset at prevailing market rates and, as such, approximate market value.

The mortgage lending and revolving credit line commitments contain an element of credit risk. Management reduces its credit risk for unused mortgage lending and unused revolving credit line commitments by applying the same credit policies in making commitments as it does for extending loans. The Company typically requires collateral as these commitments are drawn.

Lease Commitments

Future minimum rental payments required under operating leases, primarily for real property, with noncancelable lease terms that expire after December 31, 2003, were as follows:

Year ending December 31, (in millions)

2004	$142
2005	124
2006	96
2007	80
2008	56
2009 and thereafter	184

Total minimum payment required	$682

Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $192 million, $224 million and $224 million in 2003, 2002 and 2001, respectively.

Contractual Commitments — the Company has entered into multiple agreements for information technology, marketing and advertising, and voice and communication technology through 2006. Many of the agreements are subject to variable price provisions, fixed or minimum price provisions, and termination or renewal provisions. Future payment obligations under these agreements totaled $115 million and are due as follows: $49 million in 2004, $46 million in 2005 and 2006, $19 million in 2007 and 2008, $1 million after 2008.

Extended Service and Maintenance Contract Commitments — extended service contract programs provide consumers with expansions and extensions of vehicle warranty coverage for specified periods of time and mileages. Such coverage generally provides for the repair or replacement of components in the event of failure. The terms of these contracts, which are sold by automobile dealers, range from 3 to 84 months.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

The following table presents an analysis of activity in unearned service revenue.

Year ended December 31, (in millions)	2003	2002

Balance at beginning of year	$1,161	$212
Written service contract revenue	1,264	1,165
Earned service contract revenue	(392)	(216)

Balance at end of year	$2,033	$1,161

Legal Contingencies

GMAC is subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against it.

GMAC and its subsidiaries are named as defendants in a number of legal actions and from time to time involved in governmental proceedings arising in connection with GMAC’s respective businesses. Some of the pending actions purport to be class actions. The Company establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. Based on information currently available, advice of counsel, available insurance coverage and established reserves, it is the opinion of management that the eventual outcome of the actions against GMAC will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Other Risks

Loans Sold with Recourse
The Company’s outstanding recourse obligations were as follows:

December 31, (in millions)	2003	2002

Loans with recourse
Sold	$7,765	$12,113
Repurchased	56	143
Maximum exposure on loans sold with recourse (a):
Full exposure	427	333
Limited exposure	531	676

Total exposure	$958	$1,009

(a)	Maximum recourse exposure is net of amounts reinsured with third parties totaling $156 and $174 at December 31, 2003 and 2002, respectively. Loss reserves, included in other liabilities, related to loans sold with recourse totaled $5 and $6 at December 31, 2003 and 2002, respectively.

Concentrations

The Company’s primary business is to provide vehicle financing for GM products to GM dealers and their customers. Wholesale and dealer loan financing relates primarily to GM dealers, with collateral consisting of primarily GM vehicles (for wholesale) and GM dealership property (for loans). For wholesale financing, GMAC is also provided further protection by GM factory repurchase programs. Retail installment contracts and operating lease assets relate primarily to the secured sale and lease, respectively, of vehicles (primarily GM). Any protracted reduction or suspension of GM’s production or sale of vehicles, resulting from a decline in demand, work stoppage, governmental action, or any other event, could have a substantial adverse effect on GMAC.

The majority of GMAC’s finance receivables and loans and operating lease assets are geographically diversified throughout the United States. Outside the United States, finance receivables and loans and operating lease assets are concentrated in Europe (primarily Germany and the United Kingdom), Australia and Mexico.

The Company’s Insurance operations have a concentration of credit risk related to loss and loss adjustment expenses and prepaid reinsurance ceded to certain state insurance funds. Michigan insurance law and the Company’s large market share in North Carolina, result in credit exposure to the Michigan Catastrophic Claims Association and the North Carolina Reinsurance Facility totaling $664 million and $586 million at December 31, 2003 and 2002, respectively.

Capital Requirements

Various international subsidiaries of the Company are subject to regulatory and other requirements of the jurisdictions in which they operate. These entities operate either as a bank or a regulated finance company in the local market. The regulatory restrictions primarily dictate that these subsidiaries meet certain minimum capital requirements, restrict dividend distributions and require that some assets be restricted. To date, compliance with these various regulations has not had a materially adverse effect on the Company’s financial position, results of operations or cash flows. Total assets in these entities approximated $10.4 billion as of December 31, 2003.

The Company also has certain subsidiaries of the Mortgage Group that operate as depository institutions in the United States that are subject to minimum aggregate capital requirements and other subsidiaries that are required to maintain regulatory capital requirements under agreements with Freddie Mac, Fannie Mae, Ginnie Mae, and the Department of Housing and Urban Development. Assets in the depository institutions totaled $3.3 billion at December 31, 2003. Deposits in the entities are insured by the Federal Deposit Insurance Corporation. As of December 31, 2003, the Company has met all regulatory requirements and was in compliance with the minimum capital requirements.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

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

Under the various state insurance regulations, dividend distributions may be made only from statutory unassigned surplus, and the state regulatory authorities must approve such distributions if they exceed certain statutory limitations. Based on the December 31, 2003 statutory policyholders’ surplus, the maximum dividend that could be paid by the insurance subsidiaries over the next twelve months without prior statutory approval approximates $174 million.

Supplementary Financial Data
General Motors Acceptance Corporation

Summary of Consolidated Quarterly Earnings (unaudited)

	2003				2002

Year ended December 31, (in millions)	First	Second	Third	Fourth	First	Second	Third	Fourth

Total financing revenue	$3,074	$3,375	$3,467	$3,294	$2,854	$2,941	2,811	$3,003
Interest and discount expense	1,798	1,847	1,972	1,947	1,671	1,632	1,729	1,803
Provision for credit losses	378	345	433	452	506	527	467	528
Total net revenue	3,277	3,577	3,263	3,339	2,539	2,658	2,875	3,071
Net income	$699	$834	$630	$630	$439	$431	$476	$524