Form 10-Q
period 2004-03-31
GENERAL MOTORS ACCEPTANCE CORP
filed 2004-05-05
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number: 1-3754

GENERAL MOTORS ACCEPTANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-0572512 (I.R.S. Employer Identification No.)

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

As of March 31, 2004, there were outstanding 10 shares of the issuer’s $.10 par value common stock.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

INDEX
General Motors Acceptance Corporation

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Statement of Income for the Three Months Ended March 31, 2004 and 2003	3

	Consolidated Balance Sheet as of March 31, 2004 and December 31, 2003	4

	Consolidated Statement of Changes in Stockholder’s Equity for the Three Months Ended March 31, 2004 and 2003	5

	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2004 and 2003	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4.	Controls and Procedures	24

Part II – Other Information

Item 1.	Legal Proceedings	25

Item 2.	Changes in Securities and Use of Proceeds and Issuer Purchases of Equity	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	*

Item 5.	Other Information	*

Item 6.	Exhibits and Reports on Form 8-K	25

Signatures		26

Index of Exhibits		27
By-Laws of GMAC
Computation of Ratio of Earnings to Fixed Charges
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification Pursuant to 18 U.S.C. Section 1350

* Item is omitted pursuant to the Reduced Disclosure Format, as set forth on the cover page of this filing.

Consolidated Statement of Income (unaudited)
General Motors Acceptance Corporation

Three months ended March 31, (in millions)	2004	2003
Revenue
Consumer	$2,402	$1,877
Commercial	475	483
Loans held for sale	262	234
Operating leases, net of depreciation expense	557	440

Total financing revenue	3,696	3,034
Interest and discount expense	(2,206)	(1,794)

Net financing revenue before provision for credit losses	1,490	1,240
Provision for credit losses	(390)	(378)

Net financing revenue	1,100	862
Insurance premiums and service revenue earned	870	733
Mortgage banking income	565	840
Investment income	138	68
Other income	861	775

Total net revenue	3,534	3,278
Expense
Compensation and benefits expense	728	702
Insurance losses and loss adjustment expenses	595	533
Other operating expenses	975	906

Total noninterest expense	2,298	2,141
Income before income tax expense	1,236	1,137
Income tax expense	450	438

Net income	$786	$699

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet (unaudited)
General Motors Acceptance Corporation

	March 31,	December 31,
(in millions)	2004	2003
Assets
Cash and cash equivalents	$17,210	$17,976
Investment securities	12,234	13,200
Loans held for sale	18,285	19,609
Finance receivables and loans, net of unearned income
Consumer	139,539	132,926
Commercial	48,444	43,046
Allowance for credit losses	(3,244)	(3,243)

Total finance receivables and loans, net	184,739	172,729
Investment in operating leases, net	25,727	26,001
Notes receivable from General Motors	3,134	3,151
Mortgage servicing rights, net	3,301	3,720
Premiums and other insurance receivables	1,979	1,960
Other assets	30,230	29,817

Total assets	$296,839	$288,163

Liabilities
Debt
Unsecured	$170,879	$169,839
Secured	76,199	69,023

Total debt	247,078	238,862
Interest payable	2,557	3,122
Unearned insurance premiums and service revenue	4,398	4,228
Reserves for insurance losses and loss adjustment expenses	2,385	2,340
Accrued expenses and other liabilities	15,485	15,725
Deferred income taxes	3,808	3,650

Total liabilities	275,711	267,927
Stockholder’s equity
Common stock, $.10 par value (10,000 shares authorized, 10 shares issued and outstanding) and paid-in capital	5,770	5,641
Retained earnings	14,864	14,078
Accumulated other comprehensive income	494	517

Total stockholder’s equity	21,128	20,236

Total liabilities and stockholder’s equity	$296,839	$288,163

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Stockholder’s Equity (unaudited)
General Motors Acceptance Corporation

Three months ended March 31, (in millions)	2004	2003
Common stock and paid-in capital
Balance at beginning of year	$5,641	$5,641
Increase in paid-in capital	129	—

Balance at March 31,	5,770	5,641

Retained earnings
Balance at beginning of year	14,078	12,285
Net income	786	699

Balance at March 31,	14,864	12,984

Accumulated other comprehensive income (loss)
Balance at beginning of year	517	(95)
Other comprehensive income (loss)	(23)	62

Balance at March 31,	494	(33)

Total stockholder’s equity
Balance at beginning of year	20,236	17,831
Increase in paid-in capital	129	—
Net income	786	699
Other comprehensive income (loss)	(23)	62

Total stockholder’s equity at March 31,	$21,128	$18,592

Comprehensive income
Net income	$786	$699
Other comprehensive income (loss)	(23)	62

Comprehensive income	$763	$761

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows (unaudited)
General Motors Acceptance Corporation

Three months ended March 31, (in millions)	2004	2003
Operating activities
Net cash provided by operating activities	$2,128	$4,729

Investing activities
Purchases of available for sale securities	(1,838)	(1,640)
Proceeds from sales of available for sale securities	809	2,074
Proceeds from maturities of available for sale securities	1,076	707
Maturities and purchases of held to maturity securities, net	(7)	19
Acquisitions of finance receivables and loans, net	(34,156)	(33,947)
Proceeds from sales of finance receivables and loans	25,034	23,446
Purchases of operating lease assets	(3,163)	(3,661)
Disposals of operating lease assets	2,087	2,511
Purchases and originations of mortgage servicing rights, net	(300)	(461)
Change in notes receivable from General Motors	31	479
Acquisitions of subsidiaries, net of cash acquired	21	(4)
Other, net	(2,648)	61

Net cash used in investing activities	(13,054)	(10,416)

Financing activities
Net change in short-term debt	2,824	(21)
Proceeds from issuance of long-term debt	20,653	16,745
Repayments of long-term debt	(15,042)	(10,018)
Other financing activities	1,730	808

Net cash provided by financing activities	10,165	7,514

Effect of exchange rates on cash and cash equivalents	(5)	28

Net (decrease) increase in cash and cash equivalents	(766)	1,855
Cash and cash equivalents at beginning of year	17,976	8,103

Cash and cash equivalents at March 31,	$17,210	$9,958

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

1 Basis of Presentation

General Motors Acceptance Corporation (GMAC or the Company) is a wholly-owned subsidiary of General Motors Corporation (General Motors or GM). The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and those variable interest entities (VIEs) where GMAC is the primary beneficiary, after eliminating intercompany balances and transactions.

The consolidated financial statements as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 are unaudited, but in management’s opinion include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain prior period amounts have been reclassified to conform to the current period presentation.

The interim period consolidated financial statements, including the related notes, are condensed and do not include all disclosures required by generally accepted accounting principles in the United States of America. These interim period consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the GMAC Annual Report on Form 10-K for the year ended December 31, 2003, filed with the United States Securities and Exchange Commission (SEC) on March 9, 2004.

Recently Issued Accounting Standards

FASB Interpretation No. 46R — In December 2003, the FASB released a revision to Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R) to clarify some of the provisions of the original interpretation (FIN 46) and to exempt certain entities from its requirements. FIN 46R provides special effective date provisions to enterprises that fully or partially applied FIN 46 prior to the issuance of the revised interpretation. In particular, entities that had already adopted FIN 46 were not required to adopt FIN 46R until the quarterly reporting period ended March 31, 2004. Since GMAC adopted FIN 46 effective July 1, 2003, the Company adopted FIN 46R for the period ended March 31, 2004. Among other matters, FIN 46R changed the primary beneficiary analysis of variable interest entities as it relates to fees paid to decision makers. However, these changes did not impact the conclusions of the Company’s primary beneficiary analysis previously reached under FIN 46 and, as such, the adoption of FIN 46R did not impact the Company’s financial condition or results of operations.

SAB 105 — In March 2004, the SEC issued Staff Accounting Bulletin 105, Application of Accounting Principles to Loan Commitments, that summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 is effective for commitments to originate or purchase mortgage loans to be held for sale and for commitments to purchase loans to be held for investment (also referred to as interest rate lock commitments or IRLCs) that are entered into after March 31, 2004. SAB 105 provides specific guidance on the measurement of loan commitments accounted for at fair value, as it requires that fair value measurement exclude any expected future cash flows related to the customer relationship or loan servicing.

Prior to April 1, 2004, upon entering into the commitment, GMAC recognized loan commitments at fair value based on expected future gain on sale, including an estimate of the future MSR. For certain products, the future gain on sale (exclusive of MSR value) was known based on transparent pricing in an active secondary market and was recognized as a component of current period earnings. Any additional value associated with the loan commitments (including the future value of the MSR) was deferred and recognized in earnings at the time of actual loan sale. As a result of SAB 105, effective April 1, 2004 GMAC will no longer recognize the value of the commitment at the time of the rate lock. However, subsequent changes in value from the time of the lock will be recognized as assets or liabilities and as a component of current period earnings, as appropriate. The subsequent changes in fair value will exclude the component of future MSR value. Upon sale of the loan, the initial estimated value associated with the rate lock, along with the MSR, will be recognized as part of the gain on sale of the mortgage loan. The impact of adopting the provisions of SAB 105 will result in a deferral in the timing of recognizing the value of certain loan commitments but is not expected to have a material impact on the Company’s financial condition or results of operations.

Notes to Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

2 Mortgage Banking Income

The following table presents the components of mortgage banking income.

Three months ended March 31, (in millions)	2004	2003
Mortgage servicing fees	$371	$347
Amortization and impairment of mortgage servicing rights (a)	(340)	(505)
Net gains on derivatives related to MSRs (b)	131	174
Gains on investment securities (c)	—	46

Net loan servicing income	162	62
Gains from sales of loans	272	647
Mortgage processing fees	27	48
Other	104	83

Mortgage banking income	$565	$840

(a)	Includes additions to the valuation allowance representing impairment considered to be temporary.

(b)	Includes SFAS 133 hedge ineffectiveness, amounts excluded from the hedge effectiveness calculation and the change in value of derivative financial instruments not qualifying for hedge accounting.

(c)	Represents net gains realized upon the sale of investment securities used to manage risk associated with mortgage servicing rights. Pretax unrealized losses on investment securities hedging MSRs (recorded in other comprehensive income, a component of shareholder’s equity) were $17.8 million at March 31, 2003. There were no securities in this portfolio at March 31, 2004.

3 Finance Receivables and Loans

	March 31, 2004			December 31, 2003
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer
Retail automotive	$71,657	$15,746	$87,403	$71,521	$15,098	$86,619
Residential mortgages	49,944	2,192	52,136	44,281	2,026	46,307

Total consumer	121,601	17,938	139,539	115,802	17,124	132,926
Commercial
Automotive
Wholesale	22,279	7,561	29,840	17,433	8,069	25,502
Leasing and lease financing	465	960	1,425	477	983	1,460
Term loans to dealers and other	3,178	655	3,833	3,327	746	4,073
Commercial and industrial	8,674	2,130	10,804	7,689	2,089	9,778
Real estate construction	2,251	108	2,359	1,966	87	2,053
Commercial mortgage	122	61	183	130	50	180

Total commercial	36,969	11,475	48,444	31,022	12,024	43,046

Total finance receivables and loans (a)(b)	$158,570	$29,413	$187,983	$146,824	$29,148	$175,972

(a)	Total is net of unearned income of $7,327 and $7,161 at March 31, 2004 and December 31, 2003, respectively.

(b)	As further discussed in Note 5 to the Consolidated Financial Statements, certain of the Company’s finance receivables and loans serve as collateral under certain financing arrangements.

Notes to Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

The following table presents an analysis of the activity in the allowance for credit losses on finance receivables and loans.

	2004			2003
Three months ended March 31, (in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance at beginning of year	$2,695	$548	$3,243	$2,413	$646	$3,059
Provision for credit losses	386	4	390	358	20	378
Charge-offs
Domestic	(336)	(42)	(378)	(276)	(4)	(280)
Foreign	(53)	(2)	(55)	(39)	(2)	(41)

Total charge-offs	(389)	(44)	(433)	(315)	(6)	(321)

Recoveries
Domestic	31	—	31	24	1	25
Foreign	13	2	15	6	3	9

Total recoveries	44	2	46	30	4	34

Net charge-offs	(345)	(42)	(387)	(285)	(2)	(287)
Other (a)	30	(32)	(2)	1	3	4

Allowance at March 31,	$2,766	$478	$3,244	$2,487	$667	$3,154

(a)	Includes allowances related to the acquisitions of discounted loan portfolios, net of allowances removed upon securitization of the related finance receivables and loans, and the impacts of foreign currency translation.

4 Mortgage Servicing Rights

The following table summarizes mortgage servicing rights activity and related amortization.

Three months ended March 31, (in millions)	2004	2003
Balance at beginning of year	$4,869	$4,601
Originations and purchases, net of sales	300	461
Amortization	(212)	(265)
SFAS 133 hedge valuation adjustments	(386)	49
Other than temporary impairment	(2)	—

Balance at March 31,	4,569	4,846
Valuation allowance	(1,268)	(2,166)

Carrying value at March 31,	$3,301	$2,680

Estimated fair value at March 31,	$3,387	$2,749

The following table summarizes the change in the valuation allowance for mortgage servicing rights:

Three months ended March 31, (in millions)	2004	2003
Valuation allowance at beginning of year	$1,149	$1,918
Additions (a)	121	248
Other than temporary impairment	(2)	—

Valuation allowance at March 31,	$1,268	$2,166

(a)	Additions to the valuation allowance, which are charged against mortgage banking income, represent impairment considered to be temporary.

For a description of mortgage servicing rights and the related hedge strategy, refer to Notes 1 and 10 to the 2003 Annual Report on Form 10-K.

Notes to Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

5 Debt

Debt is presented below and is segregated between domestic and foreign based on the location of the office recording the transaction.

	March 31, 2004			December 31, 2003
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Short-term debt
Commercial paper	$9,195	$4,687	$13,882	$7,846	$5,311	$13,157
Demand notes	9,223	287	9,510	8,632	300	8,932
Master notes and other	9,940	3,094	13,034	9,420	3,133	12,553
Bank loans and overdrafts	3,940	5,873	9,813	3,536	4,944	8,480

Total short-term debt	32,298	13,941	46,239	29,434	13,688	43,122
Long-term debt
Senior indebtedness
Due within one year	27,885	8,721	36,606	26,273	8,007	34,280
Due after one year	143,786	18,041	161,827	140,286	19,063	159,349

Total long-term debt	171,671	26,762	198,433	166,559	27,070	193,629
Fair value adjustment (a)	2,264	142	2,406	1,985	126	2,111

Total debt	$206,233	$40,845	$247,078	$197,978	$40,884	$238,862

(a)	To adjust designated fixed rate debt to fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

The following summarizes assets that are restricted as collateral for the payment of certain debt obligations primarily arising from securitization transactions accounted for as secured borrowings, repurchase agreements and other collateralized arrangements.

(in millions)	March 31, 2004	December 31, 2003
Mortgages held for sale or investment	$57,394	$50,593
Retail automotive finance receivables	21,554	21,046
Investment securities	1,415	1,896
Investment in operating leases, net	853	—

Total assets serving as collateral	$81,216	$73,535

Related secured debt	$76,199	$69,023

Notes to Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

Liquidity facilities

Liquidity facilities represent additional funding sources, if required. The financial institutions providing the uncommitted facilities are not legally obligated to fund those facilities. The following table summarizes the liquidity facilities maintained by the Company.

							Unused
	Committed		Uncommitted		Total liquidity		liquidity
	facilities		facilities		facilities		facilities
	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,
(in billions)	2004	2003	2004	2003	2004	2003	2004	2003
Automotive operations:
Syndicated multi-currency global credit facility (a)	$8.5	$8.5	$—	$—	$8.5	$8.5	$8.5	$8.5
U.S. Mortgage operations (b)	—	—	4.1	3.9	4.1	3.9	1.8	1.6
Other
U.S. asset-backed commercial paper liquidity and receivables facilities (c)	22.6	22.6	—	—	22.6	22.6	22.6	22.6
Other foreign facilities (d)	4.6	4.7	13.7	14.1	18.3	18.8	8.2	8.4

Total	$35.7	$35.8	$17.8	$18.0	$53.5	$53.8	$41.1	$41.1

(a)	The entire $8.5 is available for use by GMAC in the U.S., $0.8 is available for use by GMAC (UK) plc in Europe and $0.8 is available for use by GMAC International Finance B.V. in Europe. This facility serves primarily as backup for the Company’s unsecured commercial paper programs.

(b)	Includes a $1.3 secured master note program with a third-party financial institution, guaranteed by GMAC. The borrowing is currently unsecured; however, upon request by the financial institution or any assignee, the Mortgage Group is required to pledge mortgage servicing rights valued at 200% of the outstanding balance as collateral.

(c)	Relates to New Center Asset Trust (NCAT) and Mortgage Interest Networking Trust (MINT), which are non-consolidated qualified special purpose entities administered by GMAC for the purposes of purchasing assets as part of GMAC’s securitization and mortgage warehouse funding programs. These entities fund the purchases of assets through the issuance of asset-backed commercial paper and represent an important source of liquidity to the Company. At March 31, 2004, NCAT and MINT commercial paper outstandings were $10.2 and $3.1, respectively.

(d)	Consists primarily of credit facilities supporting operations in Canada, Europe, Latin America and Asia-Pacific.

In June 2003, GMAC renewed its syndicated multi-currency global credit facilities, including the liquidity facility for NCAT. The syndicated multi-currency global facility includes a $4.35 billion five year facility (expires June 2008) and a $4.15 billion 364-day facility (expires June 2004). The 364-day facility includes a term loan option which, if exercised by GMAC upon expiration, carries a one-year term. Additionally, a leverage covenant restricts the ratio of consolidated unsecured debt to total stockholder’s equity to no greater than 11:1, under certain conditions. More specifically, the covenant is only applicable on the last day of any fiscal quarter (other than the fiscal quarter during which a change in rating occurs) during such times as the Company has senior unsecured long-term debt outstanding, without third-party enhancement, which is rated BBB+ or less (by Standard & Poor’s), or Baa1 or less (by Moody’s). GMAC’s leverage covenant ratio was 8.5:1 at March 31, 2004, and the Company was therefore in compliance with this covenant. The leverage covenant calculation, excludes from debt those securitization transactions that are accounted for as on-balance sheet secured financings.

Notes to Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

6 Derivative Instruments and Hedging Activities

In managing the interest rate and foreign exchange exposures of a multinational finance entity, GMAC utilizes a variety of interest rate and currency derivative financial instruments. In accordance with SFAS 133, as amended, GMAC records derivative financial instruments on the balance sheet as assets or liabilities, carried at fair value. Changes in fair value are accounted for depending on the use of the derivative financial instrument and whether it qualifies for hedge accounting treatment. Refer to GMAC’s 2003 Annual Report on Form 10-K for a more detailed description of GMAC’s use of and accounting for derivative financial instruments.

The following table summarizes the pre-tax earnings impact for each type of accounting hedge classification, segregated by the asset or liability hedged.

Three months ended March 31, (in millions)	2004	2003	Income Statement Classification
Fair value hedge ineffectiveness gain (loss):
Debt obligations	$13	$1	Interest and discount expense
Mortgage servicing rights	2	132	Mortgage banking income
Loans held for sale	(1)	(1)	Mortgage banking income
Cash flow hedges ineffectiveness gain (loss):
Debt obligations	(6)	4	Interest and discount expense
Economic hedges change in fair value:
Off-balance sheet securitization activities
Financing operations	(1)	(24)	Other income
Mortgage operations	47	88	Mortgage banking income
Foreign currency debt (a)	(55)	(5)	Interest and discount expense
Loans held for sale or investment	(49)	(8)	Mortgage banking income
Mortgage servicing rights	47	(23)	Mortgage banking income
Mortgage related securities	(6)	(30)	Investment income
Other	(34)	(2)	Other income

Total	$(43)	$132

(a)	Amount represents the difference between the changes in the fair values of the currency swap net of the foreign currency revaluation of the related debt.

In addition, net gains on fair value hedges excluded from assessment of effectiveness totaled $82 million and $65 million for the first quarter of 2004 and 2003, respectively.

7 Transactions with Affiliates

Balance Sheet

A summary of the balance sheet effect of transactions with GM and affiliated companies is as follows:

(in millions)	March 31, 2004	December 31, 2003
Wholesale receivables due from GM (a)	$104	$97
Notes receivable from GM and affiliates	3,134	3,151
Advances to improve GM leased properties (b)	868	852
Other receivables from (payables to) GM and affiliates (c)	(515)	(731)

(a)	GMAC provides wholesale financing to certain dealerships owned by GM. These amounts are included in finance receivables and loans.

(b)	During 2000, GM entered into a sixteen-year lease arrangement with GMAC, under which GMAC agreed to fund and capitalize improvements to GM leased properties totaling $1.2 billion over four years. The leased properties and improvements are included in other assets.

(c)	Includes wholesale advances, subvention receivables, and notes payable, which are included in accrued expenses and other liabilities and debt.

In January 2004, GMAC assumed management and financial control of GM’s Brazilian financing operation (Banco GM or BGM), while GM maintained legal ownership. In addition to the ongoing management of the operation, GMAC receives the financial benefits and risks of ownership of BGM. As a result of entering into this arrangement, effective January 2004 GMAC began consolidating BGM, which previously had been consolidated by GM. The impact of the consolidation was reflected as a $129 million increase in capital, which represents the net assets of the Brazilian operations.

Notes to Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

Retail and lease contracts acquired by GMAC that included rate and residual subvention from GM, payable directly or indirectly to GM dealers, as a percent of total new retail and lease contracts acquired were as follows:

Three months ended March 31,	2004	2003
GM and affiliates subvented contracts acquired:
North American operations	81%	83%
International operations	65	67

Income Statement

A summary of the effect of transactions with affiliated companies on GMAC’s income statement is as follows:

Three months ended March 31, (in millions)	2004	2003
Net financing revenue:
GM and affiliates lease residual value support	$139	$338
Wholesale subvention and service fees from GM	44	39
Interest paid on loans from GM	(4)	(5)
Consumer lease payments (a)	99	21
Insurance premiums earned from GM	115	105
Other income:
Interest on notes receivable from GM and affiliates	35	43
Interest on wholesale settlements (b)	25	26
Revenues from GM leased properties	14	15
Service fee income:
GMAC of Canada operating lease administration (c)	7	10
Rental car repurchases held for resale (d)	5	4
Other	—	3
Expense:
Employee retirement plan costs allocated by GM	39	31
Off-lease vehicle selling expense reimbursement (e)	(13)	(15)
Payments to GM for services and rent	16	15

(a)	GM sponsors lease pull ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle. Under these programs, GM waives the customer’s remaining payment obligation and compensates GMAC for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle.

(b)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made prior to the expiration of transit, interest is received from GM.

(c)	GMAC of Canada, Limited administers operating lease receivables on behalf of GM of Canada Limited (GMCL) and receives a servicing fee, which is included in other income.

(d)	GMAC receives a servicing fee from GM related to the resale of rental car repurchases.

(e)	An agreement with GM provides for the reimbursement of certain selling expense incurred by GMAC on off-lease vehicles sold by GM at auction.

Notes to Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

8 Segment Information

Financial results for GMAC’s operating segments are summarized below.

Operating Segments

	GMAC	GMAC
Three months ended March 31,	North American	International	GMAC	GMAC	Eliminations/
(in millions)	Operations (a)	Operations (a)	Mortgage	Insurance	Reclassifications	Consolidated
2004
Net financing revenue before provision for credit losses	$553	$274	$516	$—	$147	$1,490
Provision for credit losses	(168)	(38)	(184)	—	—	(390)
Other revenue	590	177	844	973	(150)	2,434

Total net revenue	975	413	1,176	973	(3)	3,534
Noninterest expense	476	223	768	834	(3)	2,298

Income before income tax expense	499	190	408	139	—	1,236
Income tax expense	189	58	155	48	—	450

Net income	$310	$132	$253	$91	$—	$786

Total assets	$193,692	$27,444	$92,215	$10,810	$(27,322)	$296,839

2003
Net financing revenue before provision for credit losses	$595	$227	$279	$—	$139	$1,240
Provision for credit losses	(259)	(47)	(72)	—	—	(378)
Other revenue	547	109	1,127	776	(143)	2,416

Total net revenue	883	289	1,334	776	(4)	3,278
Noninterest expense	484	190	733	738	(4)	2,141

Income before income tax expense	399	99	601	38	—	1,137
Income tax expense	156	40	230	12	—	438

Net income	$243	$59	$371	$26	$—	$699

Total assets	$175,580	$21,777	$53,908	$9,023	$(24,705)	$235,583

(a)	GMAC North American Operations consists of automotive financing in the U.S. and Canada as well as commercial financing operations. GMAC International Operations consists of automotive financing and full service leasing in all other countries and Puerto Rico.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Overview

GMAC is a leading global financial services firm with over $296 billion of assets and operations in 41 countries. Founded in 1919 as a wholly-owned subsidiary of General Motors Corporation, GMAC was established to provide GM dealers with the automotive financing necessary for the dealers to acquire and maintain vehicle inventories and to provide retail customers means by which to finance vehicle purchases through GM dealers. GMAC products and services have expanded beyond automotive financing and GMAC currently operates in three primary business segments — Financing, Mortgage and Insurance operations. Refer to GMAC’s Annual Report on Form 10-K for the year ended December 31, 2003 for a more complete description of the Company’s business segments, along with the products and services offered and the market competition.

Net income for GMAC’s segments is summarized as follows.

Three months ended March 31, ($ in millions)	2004	2003
Financing (a)	$442	$302
Mortgage	253	371
Insurance	91	26

Net income	$786	$699

Return on average equity (annualized)	15.2%	15.3%

(a)	Includes North America and International operations business segments, separately identified in Note 8 to the Consolidated Financial Statements.

General Motors Acceptance Corporation (GMAC) recorded its highest first quarter earnings ever in the first quarter of 2004. Consolidated net income of $786 million was up $87 million from the $699 million earned in the same quarter of 2003.

For the quarter, net income from financing operations totaled $442 million, up $140 million from the $302 million earned in the prior year. The increase reflects lower credit loss provisions and improved off-lease remarketing results, which more than offset the unfavorable impact of lower net interest margins.

GMAC Mortgage Group, Inc. generated earnings of $253 million, down $118 million from the prior year first quarter record. These decreased earnings resulted from lower mortgage origination volume, reduced mortgage refinancing activity, and decreased pricing margins.

GMAC Insurance Holdings, Inc. generated net income of $91 million in the first quarter of 2004. Earnings were up $65 million from the same period in 2003, due to improved investment portfolio performance and continued growth in underwriting income.

Financing Operations

     GMAC’s Financing operations offer a wide range of financial services and products (directly and indirectly) to retail automotive consumers, automotive dealerships, and other commercial businesses. These products and services include the purchase of installment sales contracts and leases, extension of term loans, dealer floorplan financing and other lines of credit, and factoring of receivables. Refer to pages 10-17 of the Company’s 2003 Annual Report on Form 10-K for further discussion of the business profile of GMAC’s Financing operations.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The following table summarizes the operating results of the Company’s Financing operations for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other operating segments.

Three months ended March 31, ($ in millions)	2004	2003	Change	%
Revenue
Consumer	$1,653	$1,580	$73	5
Commercial	389	406	(17)	(4)
Operating leases, net of depreciation expense	559	440	119	27

Total financing revenue	2,601	2,426	175	7
Interest and discount expense	(1,748)	(1,581)	(167)	(11)
Provision for credit losses	(206)	(306)	100	33

Net financing revenue	647	539	108	20
Other income	740	631	109	17
Noninterest expense	(698)	(671)	(27)	(4)
Income tax expense	(247)	(197)	(50)	(25)

Net income	$442	$302	$140	46

Continued asset growth combined with lower credit loss provisions and improved remarketing performance of off-lease vehicles contributed to the 46% increase in GMAC’s Financing operations 2004 first quarter income as compared to 2003. While the Company experienced improvements in credit and remarketing performance, operating results continued to be negatively affected by lower net interest margins. In addition, 2004 results benefited from favorable foreign currency movements (primarily the Euro relative to the U.S. dollar) in the Company’s International automotive operations.

As a result of higher asset levels, total financing revenue for the first quarter increased 7% as compared to 2003. Despite a reduction in financing volume, consumer assets levels increased as GM continued to utilize special rate financing programs as a marketing incentive. Commercial asset levels also increased as dealers experienced higher inventory levels in comparison to 2003. However, the increase in commercial receivables and loans was mitigated by decreased market interest rates, resulting in a net 4% decline in commercial financing revenue. Despite declines in the operating lease portfolio, operating lease revenue increased by 27% as compared to 2003. A large portion of this increase was due to the improved remarketing performance of off-lease vehicles. The remarketing results on disposal of operating leases terminated in the United States (which is reflected as a component of operating lease depreciation expense) increased from an average loss of $63 per vehicle in 2003 to an average gain of $461 per vehicle in 2004. The improvement in the remarketing performance was due to a combination of a reduced supply of used vehicles and lower initial residual values in the underlying leases. Also contributing to the 2004 growth in operating lease revenues were increased payments from GM for leases terminated early under GM sponsored “pull-ahead” programs. Under these marketing programs, consumers are encouraged to terminate leases early in conjunction with the acquisition of a new GM vehicle. As part of the program, GM waives the customer’s remaining payment obligation and compensates GMAC for the foregone revenue from the waived payments.

Interest and discount expense increased commensurate with the higher debt levels. Debt levels increased to fund the growth in the finance receivables and loans portfolio. Higher debt levels were also attributable to larger cash balances on hand which coincided with the Company’s decision to extend maturities on new debt issues as part of the Company’s overall liquidity and funding strategy. In the first quarter of 2004, GMAC’s unsecured borrowing spreads had declined significantly as compared to the first quarter of 2003. However, the wider credit spreads experienced over the past few years are reflected in the Company’s current portfolio borrowing costs and thereby continue to negatively impact GMAC’s net interest margins. Refer to the Funding and Liquidity section of this MD&A for further discussion.

The provision for credit losses decreased by $100 million as compared to 2003. The lower level of loss provisions reflects favorable consumer losses indicative of general improvements in the U.S. economy and stabilizing loss severity trends helped by strengthening in the used car market. Refer to the Credit Quality section of this MD&A for a further discussion of the credit of the Company’s financing portfolio.

The $109 million increase in other income was impacted by a variety of factors. A portion of the increase is attributable to the activity level of off-balance sheet securitization and sales transactions, which results in the recognition of gains at the time of the transaction. Additional favorable impacts were caused by market adjustments on derivatives used to facilitate off-balance sheet securitization transactions that do not qualify for hedge accounting treatment.

Total noninterest expense for the first quarter increased 4% from the prior year. Increases in compensation expense (partially attributable to increased pension and postretirement allocations from GM) were partially offset by reductions in operating expenses (caused by a decline in vehicle remarketing expenses consistent with the decreased activity). Financing operations’ 2004 first quarter effective tax rate declined, primarily due to favorable tax adjustments in the Company’s International Automotive financing operations.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Financing Volume

The following table summarizes GMAC’s new vehicle consumer financing volume, the Company’s share of GM retail sales, and GMAC’s wholesale financing of new vehicles and related share of GM sales to dealers. The 2004 International amounts reflect GM’s Brazilian financing operation (Banco GM or BGM), of which GMAC assumed management and financial control in January 2004 (refer to Note 7 for further details).

	GMAC volume		Share of GM sales
Three months ended March 31, (units in thousands)	2004	2003	2004	2003
New vehicle consumer financing
GM vehicles
North America
Retail contracts	262	304	31%	35%
Leases	108	143	13%	17%

Total North America	370	447	44%	52%
International (retail contracts and leases)	155	117	40%	38%

Total GM vehicles	525	564	42%	48%

Non-GM vehicles	20	17

Total consumer automotive financing volume	545	581

Wholesale financing of new vehicles
GM vehicles
North America	1,013	1,077	80%	78%
International	508	456	88%	94%

Total GM vehicles	1,521	1,533	83%	82%

Non-GM vehicles	50	50

Total wholesale volume	1,571	1,583

GMAC’s consumer financing volume and penetration levels are significantly affected by the nature, timing, and magnitude of GM’s marketing incentive programs. GM continued the use of special rate financing programs as a marketing strategy into the first quarter of 2004. While GMAC’s first quarter consumer financing penetration levels decreased as compared to the prior year, they remained relatively consistent with the 2003 annualized levels and continue to reflect traditionally strong levels.

Overall wholesale financing volume remained relatively consistent with the prior year. GMAC continues to be the primary funding source for GM dealer inventories as 2004 penetration levels remained consistent with 2003 and at historically high levels.

Credit Quality

Credit quality information on the Company’s consumer automotive retail and commercial receivables portfolios is presented in this section. The following table summarizes the applicable allowance for credit losses as a percentage of total on-balance sheet finance receivables and loans.

	March 31,	December 31,
($ in millions)	2004	2003
Allowance for credit losses
Consumer	$2,229	$2,246
	2.55%	2.59%
Commercial	$346	$430
	0.82%	1.13%

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Consumer

	Average retail outstandings	Charge-offs, net of recoveries		Annualized net charge-off rate		Percent of retail contracts 30 days or more past due (b)
	Three months ended March 31,
						Mar 31,	Dec 31,	Mar 31,
($ in millions)	2004	2004	2003	2004	2003	2004	2003	2003
North America	$84,112	$230	$236	1.09%	1.13%	2.09%	1.99%	2.02%
International	12,124	33	24	1.09%	0.97%	2.99%	3.27%	3.61%

Total managed (a)	96,236	263	260			2.27%	2.25%	2.34%

Securitized amounts	(9,043)	(8)	(21)

Total on-balance sheet	$87,193	$255	$239	1.17%	1.22%

(a)	Managed includes retail receivables held on-balance sheet for investment and receivables securitized and sold that the Company continues to service, but excludes securitized and sold finance receivables that GMAC continues to service but has no other continuing involvement (i.e., in which GMAC retains an interest or risk of loss in the underlying receivables).
(b)	Past due contracts are calculated on the basis of the average number of contracts delinquent during a month and exclude accounts in bankruptcy.

In addition to the above loss and delinquency data, the following summarizes bankruptcy and repossession information for the United States retail contract portfolio:

	March 31,	March 31,
	2004	2003
Average retail contracts in bankruptcy (in units)	75,938	71,195
Bankruptcies as a percent of average number of contracts outstanding	1.48%	1.45%
Retail contract repossessions (in units)	24,718	23,782
Repossessions as a percent of average number of contracts outstanding	1.92%	1.93%

Consumer credit loss rates declined in 2004 as compared to the prior year. While economic conditions in the countries the Company operates have generally improved, the majority of the reason for the favorable loss performance was a decline in GMAC’s loss severity. The average loss incurred per new vehicle repossessed in the U.S. declined from $8,216 in the first quarter of 2003 to $7,931 for the comparable period in 2004, reflecting a reversal in loss severity trends that had increased significantly during the past two years. The decline in severity is attributable to strengthening in the used vehicle market resulting from a combination of improved economic conditions and lower used vehicle supply.

Commercial

					Average	Charge-offs,		Annualized net
	Total loans	Impaired loans (a)			loans	net of recoveries		charge off rate
	Mar 31,	Mar 31,	Dec 31,	Mar 31,	Three months ended March 31,
($ in millions)	2004	2004	2003	2003	2004	2004	2003	2004	2003
Wholesale	$48,542	$582	$581	$325	$46,715	$—	$—	—%	—%
		1.20%	1.25%	0.74%
Other commercial financing	12,183	671	693	757	12,211	42	2	1.38%	0.05%
		5.51%	5.58%	5.44%

Total managed (b)	60,725	1,253	1,274	1,082	58,926	42	2
Securitized amounts	(18,701)	—	—	—	(20,192)	—	—

Total on-balance sheet	$42,024	$1,253	$1,274	$1,082	$38,734	$42	$2	0.43%	0.02%
		2.98%	3.36%	2.67%

(a)	Includes loans where it is probable that the Company will be unable to collect all amounts due according to the terms of the loan.

(b)	Managed includes loans held on-balance sheet for investment and loans securitized and sold that the Company continues to service but excludes securitized and sold loans that GMAC continues to service but has no other continuing involvement (i.e., in which GMAC retains an interest or risk of loss in the underlying receivables).

Impaired loans in the commercial loan portfolio remained relatively consistent with the 2003 year-end levels. The increase from March 2003 results primarily from higher dealer inventories rather than a deterioration of credit quality in the wholesale portfolio. The increase in losses resulted primarily from the timing of accounts charged-off as uncollectible related to the specialty lending portfolio at the Company’s Commercial Finance Group, nearly all of which were provided for during 2003.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Mortgage Operations

GMAC’s Mortgage operations involve the origination, purchase, servicing and securitization of consumer (i.e., residential) and commercial mortgage loans and mortgage related products. Typically, mortgage loans are originated and sold to investors in the secondary market, including securitization sales that are legally sold but are accounted for as secured financings. Refer to pages 18-22 of the Company’s 2003 Annual Report on Form 10-K for further discussion of the business profile of GMAC’s Mortgage operations.

The following table summarizes the operating results of the Mortgage operations for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other operating segments.

Three months ended March 31, ($ in millions)	2004	2003	Change	%
Revenue
Total financing revenue	$1,096	$609	$487	80
Interest and discount expense	(580)	(330)	(250)	(76)
Provision for credit losses	(184)	(72)	(112)	(156)

Net financing revenue	332	207	125	60
Mortgage servicing fees	372	348	24	7
MSR amortization and impairment	(340)	(505)	165	33
MSR risk management activities	131	220	(89)	(40)
Gains on sales of loans	272	647	(375)	(58)
Other income	409	417	(8)	(2)
Noninterest expense	(768)	(733)	(35)	(5)
Income tax expense	(155)	(230)	75	33

Net income	$253	$371	$(118)	(32)

Primarily reflecting reduced year-over-year refinance activity in the residential mortgage market, loan production at the Mortgage Group totaled $35.7 billion in the first quarter of 2004, a decline of 23% from the same period in 2003. As a result of this volume decline, coupled with decreased pricing margins, gains on sales of loans decreased by $375 million during the quarter compared to the same period in 2003.

Net financing revenue, including provision for credit losses, increased significantly year-over-year. This reflected primarily continued growth in the balance of mortgage loans held as collateral for secured financings, which increased from $16.5 billion at March 31, 2003 to $47.2 billion at March 31, 2004.

During the first quarter of 2004, the Company adjusted its estimate of credit losses to reflect negative loss trends in the subprime and home equity residential mortgage portfolios. The adjustment increased the provision for credit losses on loans held for investment, and reduced investment income (reflected as other income in the above table) for fair value adjustments on residual securities retained from securitized loans.

Amortization and impairment of mortgage servicing rights decreased by $165 million in 2004, primarily reflecting larger valuation adjustments in the first quarter of 2003 (reflecting an update of the third-party prepayment model to incorporate loan prepayment experience) as compared to the first quarter of 2004. This improvement was partially offset by lower gains on mortgage servicing rights risk management activities, comprised of a reduction in recognized gains and net interest income on related derivative financial instruments designated as hedges and a decline in realized gains on available for sale investment securities held to mitigate mortgage servicing risk.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Insurance Operations

GMAC Insurance writes automobile service contracts, and underwrites personal automobile insurance coverages (ranging from preferred to non-standard risks) and selected commercial insurance and reinsurance coverages. Refer to pages 22-24 of the Company’s 2003 Annual Report on Form 10-K for further discussion of the business profile of GMAC’s Insurance operations.

The following table summarizes the operating results of the Insurance operations for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other operating segments.

Three months ended March 31, ($ in millions)	2004	2003	Change	%
Revenue
Insurance premiums and service revenue earned	$863	$733	$130	18
Investment income	80	17	63	371
Other income	34	30	4	13

Total revenue	977	780	197	25
Insurance losses and loss adjustment expenses	(595)	(533)	(62)	(12)
Acquisition and underwriting expense	(224)	(190)	(34)	(18)
Premium tax and other expense	(19)	(19)	—	—

Income before income taxes	139	38	101	266
Income tax expense	(48)	(12)	(36)	300

Net income	$91	$26	$65	250

Net income from Insurance operations totaled $91 million for the first quarter of 2004, $65 million higher than 2003 earnings of $26 million. This increase reflects both higher earned premiums and underwriting income, combined with an increase in investment income resulting from capital gains in 2004 versus capital losses which included the write down of certain investment securities in 2003.

Total revenue at GMAC Insurance and its subsidiaries totaled $977 million for the first quarter of 2004 compared with $780 million in 2003. The increase over 2003 was due primarily to assumed reinsurance, volume and rate increases in personal automobile policies and net capital gains of $21 million in 2004 versus net capital losses of $41 million in 2003.

GMAC Insurance earned dividends and interest of $59 million and net capital gains of $21 million for the first quarter of 2004, compared with $58 million of dividends and interest and $41 million net capital losses in 2003. The net capital losses in 2003 were attributable to realized losses of $17 million from security sales and $24 million from recognition of other than temporary impairment relating to certain securities with market values below the cost basis. Management performed analyses of individual securities and concluded that those for which recovery to cost was not foreseeable were other than temporarily impaired. The carrying values of these securities were written down to market value, with the resulting loss recognized in earnings.

Total expenses amounted to $838 million for the first quarter of 2004 compared with $742 million in 2003. The increase in 2004 was primarily attributable to insurance losses and loss adjustment expenses and acquisition expenses. These components of expenses increased commensurately with increases in insurance premiums and service revenue earned.

Critical Accounting Estimates

The Company has identified critical accounting estimates that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition, results of operations or cash flows under different conditions or using different assumptions. GMAC’s most critical accounting estimates are:

•	Determination of the allowance for credit losses

•	Valuation of automotive lease residuals

•	Valuation of mortgage servicing rights

•	Determination of reserves for insurance losses and loss adjustment expenses

•	Valuation of interests in securitized assets

There have been no significant changes in the methodologies and processes used in developing these estimates from what is described in the Company’s 2003 Annual Report on Form 10-K.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Funding and Liquidity

Funding Sources and Strategy

GMAC’s liquidity, as well as its ongoing profitability, in large part depends upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. The Company’s strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base. As an important part of its overall funding and liquidity strategy, the Company maintains substantial bank lines of credit. These bank lines of credit, which totaled $53 billion at March 31, 2004, provide “back-up” liquidity and represent additional funding sources, if required. Refer to Note 5 to the Consolidated Financial Statements for details of these liquidity lines. In addition, the Company has $30 billion in funding commitments (with $19 billion utilized) with third party asset-backed commercial paper conduits that GMAC’s Financing and Mortgage operations may use as additional secured funding sources. Refer to the Funding and Liquidity section in the Company’s 2003 Annual Report on Form 10-K for a further discussion of GMAC’s funding sources and strategy.

The following table summarizes GMAC’s funding sources for the periods indicated.

	Outstanding
	March 31,	December 31,
($ in millions)	2004	2003
Commercial paper	$13,882	$13,157
Institutional term debt	99,806	101,455
Retail debt programs	34,005	34,297
Secured financings	76,199	69,023
Bank loans, master notes and other	20,780	18,819

Total debt (a)	244,672	236,751
Off-balance sheet securitizations (b)	26,199	29,595

Total funding	$270,871	$266,346

Leverage Ratio Covenant (c)	8.5:1	8.9:1

(a)	Excludes fair value adjustment as described in Note 5 to the Consolidated Financial Statements.

(b)	Represents net funding on securitizations of automotive finance receivables accounted for as sales under SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as further described in Note 8 in the Company’s 2003 Annual Report on Form 10-K, but excludes funding from securitizations of mortgage receivables and securities.

(c)	As described in Note 13 to the Company’s 2003 Annual Report on Form 10-K, the Company’s liquidity facilities contain a leverage ratio covenant of 11:1 which, beginning June 2003, excludes from debt, securitization transactions that are accounted for on-balance sheet as secured financings (totaling $66,785 as of March 31, 2004). GMAC’s debt to equity ratio was 11.7:1 and 11.8:1, as of March 31, 2004 and December 31, 2003, respectively, as determined by generally accepted accounting principles in the United States of America, which was the former basis for the leverage ratio covenant.

The Company’s worldwide borrowing costs (including the effects of derivatives) for the first quarter of 2004 averaged 3.59% compared to 3.78% for the same period in 2003. The reduction in borrowing costs is reflective of the overall decrease in market interest rates over the past year. Funding levels increased commensurate with higher assets levels. GMAC’s strategy continued to focus on diversification of funding sources, executing a retail automotive portfolio sales transaction and a lease secured financing transaction in the first quarter of 2004. While unsecured credit spreads have narrowed as compared to the first quarter of 2003, they still remain high as compared to historical levels reflecting the Company’s lower credit ratings (refer to the Credit Rating section of this MD&A). Management expects to continue to use diverse funding sources to maintain its financial flexibility and expects that access to the capital markets will be sufficient to meet the Company’s funding needs. In the event of a deterioration in the funding environment, management will adjust the funding and business strategy as necessary to meet the Company’s liquidity requirements.

Credit Rating

Substantially all of the Company’s debt has been rated by nationally recognized statistical rating organizations. Concerns over the competitive and financial strength of GM, including how it will fund its pension and retiree health care liabilities, resulted in the Company experiencing a series of negative rating actions in the first half of 2003, with GMAC’s current credit ratings representing the lowest levels in the Company’s history. However, in the second quarter of 2004, all of the nationally recognized rating agencies affirmed GMAC’s current ratings, with three out of four agencies maintaining a negative outlook.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The following summarizes GMAC’s current ratings, outlook and the date of last rating or outlook action by respective agencies.

	Commercial	Senior
Rating Agency	Paper	Debt	Outlook	Date of Last Action
Fitch	F-2	BBB+	Negative	June 19, 2003
Moody’s	Prime-2	A3	Negative	June 13, 2003
S&P	A-2	BBB	Negative	April 10, 2003
DBRS	R-1 (low)	A (low)	Stable	April 22, 2003

Off-balance Sheet Arrangements

The Company uses off-balance sheet entities as an integral part of its operating and funding activities. For a further discussion of GMAC’s use of off-balance sheet entities, refer to the Off-balance Sheet Arrangements section of Management’s Discussion and Analysis in GMAC’s 2003 Annual Report on Form 10-K. The following table summarizes assets carried in these entities.

	March 31,	December 31,
(in billions)	2004	2003
Securitization (a)
Retail finance receivables	$8.5	$9.5
Wholesale loans	18.7	21.1
Mortgage loans	65.7	63.0
Collateralized debt obligations (b)	2.8	3.5
Tax-exempt related securities	1.2	1.1

Total securitization	$96.9	98.2
Other off-balance sheet activities
Mortgage warehouse	7.3	5.6
Other mortgage	7.2	7.6

Total off-balance sheet activities	$111.4	$111.4

(a)	Includes only securitizations accounted for as sales under SFAS 140, as further described in Note 8 in the Company’s 2003 Annual Report on Form 10-K.

(b)	Includes securitization of mortgage backed securities, some of which are backed by securitized mortgage loans as reflected in the above table.

Accounting and Reporting Developments

FASB Interpretation No. 46R — In December 2003, the FASB released a revision to Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R) to clarify some of the provisions of the original interpretation (FIN 46) and to exempt certain entities from its requirements. FIN 46R provides special effective date provisions to enterprises that fully or partially applied FIN 46 prior to the issuance of the revised interpretation. In particular, entities that had already adopted FIN 46 were not required to adopt FIN 46R until the quarterly reporting period ended March 31, 2004. Since GMAC adopted FIN 46 effective July 1, 2003, the Company adopted FIN 46R for the period ended March 31, 2004. Among other matters, FIN 46R changed the primary beneficiary analysis of variable interest entities as it relates to fees paid to decision makers. However, these changes did not impact the conclusions of the Company’s primary beneficiary analysis previously reached under FIN 46 and, as such, the adoption of FIN 46R did not impact the Company’s financial condition or results of operations.

SAB 105 — In March 2004, the SEC issued Staff Accounting Bulletin 105, Application of Accounting Principles to Loan Commitments, that summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 is effective for commitments to originate or purchase mortgage loans to be held for sale and for commitments to purchase loans to be held for investment (also referred to as interest rate lock commitments or IRLCs) that are entered into after March 31, 2004. SAB 105 provides specific guidance on the measurement of loan commitments accounted for at fair value, as it requires that fair value measurement exclude any expected future cash flows related to the customer relationship or loan servicing.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Prior to April 1, 2004, upon entering into the commitment, GMAC recognized loan commitments at fair value based on expected future gain on sale, including an estimate of the future MSR. For certain products, the future gain on sale (exclusive of MSR value) was known based on transparent pricing in an active secondary market and was recognized as a component of current period earnings. Any additional value associated with the loan commitments (including the future value of the MSR) was deferred and recognized in earnings at the time of actual loan sale. As a result of SAB 105, effective April 1, 2004 GMAC will no longer recognize the value of the commitment at the time of the rate lock. However, subsequent changes in value from the time of the lock will be recognized as assets or liabilities and as a component of current period earnings, as appropriate. The subsequent changes in fair value will exclude the component of future MSR value. Upon sale of the loan, the initial estimated value associated with the rate lock, along with the MSR, will be recognized as part of the gain on sale of the mortgage loan. The impact of adopting the provisions of SAB 105 will result in a deferral in the timing of recognizing the value of certain loan commitments but is not expected to have a material impact on the Company’s financial condition or results of operations.

Consolidated Operating Results

The following section provides a discussion of GMAC’s consolidated results of operations as displayed in the Consolidated Statement of Income. The individual business segment sections of this MD&A provide a further discussion of the operating results.

Revenues

Total financing revenue increased by 22% to $3,696 million in the first quarter of 2004. The majority of the increase in financing revenue ($487 million) occurred at the Company’s Mortgage operations due to the increased use of secured financing structures for consumer mortgage loans. Additional financing revenue increases were the result of continued asset growth in the retail automotive portfolio consistent with GM’s use of special rate financing programs. In addition, financing revenue benefited from the improved remarketing results on off-lease vehicles and revenue reimbursements from GM under pull-ahead programs, both which contributed to the increase in operating lease revenue. Despite higher asset levels, total financing revenue was adversely affected as a result of declining yields on the commercial portfolio (consistent with the decline in interest rates as compared to the prior year).

Consistent with the increase in debt to fund the growth in assets, interest and discount expense in 2004 increased by $412 million or 23% as compared to 2003. The provision for credit losses was negatively impacted by increased loss provisions on the Company’s mortgage loan portfolio but favorably impacted by reduced credit loss provisions on the consumer automotive portfolio, resulting in a net $12 million or 3% increase in 2004 as compared to 2003. The 19% increase in insurance premiums and service revenue earned in the first quarter of 2004 was related to volume and rate increases at the Company’s Insurance operations.

Mortgage banking income declined by $275 million or 33% in 2004 as compared to the first quarter 2003. Decreased loan production along with lower pricing margins resulted in a decrease in gains from the sale of mortgage loans. Amortization and impairment of mortgage servicing rights (net of impacts from mortgage servicing rights hedging activities) decreased primarily due to smaller adjustments to the mortgage servicing rights valuation allowance in 2004 as compared to 2003.

The increase in investment income in the first quarter of 2004 was due primarily to increases in investment income in the Insurance operation’s investment portfolio. General improvements in the equity markets contributed to the net capital gains realized in the first quarter of 2004 as compared to net capital losses (including the recognition of other than temporary impairment) in the first quarter of 2003.

Other income increased by $86 million or 11% in the first quarter of 2004 as compared to 2003. Contributing factors were increased gains from the sale or securitization of automotive finance receivables and favorable impacts on market adjustments on derivatives used to facilitate off-balance sheet securitization transactions.

Expenses

Compensation and benefits expense in the first quarter of 2004 was consistent with 2003 levels, increasing by $26 million or only 4%. Increases in the Financing operations, caused by higher pension and postretirement allocations from GM, were somewhat offset by declines in the Mortgage operations (consistent with the decreased production levels). The 12% increase in insurance losses and loss adjustment expenses was primarily due to higher written premium and service revenue volumes.

The Company’s effective tax rate decreased from 38.6% in the first quarter of 2003 to 36.4% in the first quarter of 2004. The decline in the effective tax rate was primarily caused by favorable tax adjustments in the Company’s International Automotive financing operations.

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

Controls and Procedures
General Motors Acceptance Corporation

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, GMAC’s Chairman (Principal Executive Officer) and GMAC’s Executive Vice President and Chief Financial Officer (Principal Financial Officer) evaluated, with the participation of GMAC’s management, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, GMAC’s Principal Executive and Principal Financial Officers each concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Other Information
General Motors Acceptance Corporation

Legal Proceedings

GMAC is subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against it. The Company did not become party to any material pending legal proceedings during the three months ended March 31, 2004, or during the period from March 31, 2004 to the filing date of this report.

Exhibits and Reports on Form 8-K

(a)	Exhibits — The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report. Such Index is incorporated herein by reference.

(b)	Reports on Form 8-K — The Company filed the following Current Reports on Form 8-K during the three-month period ended March 31, 2004:

•	On January 20, 2004, under Item 12, Results of Operations and Financial Condition, summarizing the Company’s financial results for the year ended December 31, 2003.

•	On February 11, 2004, under Item 5, Other Events, summarizing the Company’s appointments of certain executives and new Board member.

No other reports on Form 8-K were filed during the three-month period ended March 31, 2004; however,

•	On April 20, 2004, under Item 12, Results of Operations and Financial Condition, the Company filed a Current Report on Form 8-K summarizing financial results for the quarter ended March 31, 2004.

•	On April 29, 2004 under Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure, the Company filed a Current Report on Form 8-K containing presentation materials.

•	On April 30, 2004 under Item 5, Other Events, the Company filed a Current Report on Form 8-K containing the news release of Moody’s Investors Service describing the confirmation of GMAC’s credit ratings.

Pursuant to General Instruction B of Form 8-K, reports submitted under Item 9 and 12 are not deemed to be “filed” for the purpose of Section 18 of the Securities and Exchange Act of 1934 and are not subject to the liabilities of that section. GMAC is not incorporating, and will not incorporate by reference, these reports into a filing under the Securities Act or the Exchange Act.

Signatures
General Motors Acceptance Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 5th day of May, 2004.

General Motors Acceptance Corporation (Registrant)

/s/ SANJIV KHATTRI
Sanjiv Khattri Executive Vice President and Chief Financial Officer

/s/ LINDA K. ZUKAUCKAS
Linda K. Zukauckas Controller and Principal Accounting Officer

Index of Exhibits
General Motors Acceptance Corporation

Exhibit	Description	Method of Filing
3.1	Certificate of Incorporation of GMAC Financial Services Corporation dated February 20, 1997	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-3754); incorporated herein by reference.

3.2	Certificate of Merger of GMAC and GMAC Financial Services Corporation dated December 17, 1997	Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-3754); incorporated herein by reference.

3.3	By-Laws of General Motors Acceptance Corporation as amended through April 1, 2004	Filed herewith.

4.1	Form of Indenture dated as of July 1, 1982 between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115; incorporated herein by reference.

4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653; incorporated herein by reference.

4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236; incorporated herein by reference.

4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183; incorporated herein by reference.

4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705; incorporated herein by reference.

4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463; incorporated herein by reference.

4.2	Form of Indenture dated as of September 24, 1996 between the Company and The Chase Manhattan Bank, Trustee, relating to SmartNotes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023; incorporated herein by reference.

4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207; incorporated herein by reference.

4.3	Form of Indenture dated as of October 15, 1985 between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 2-99057; incorporated herein by reference.

4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-4661; incorporated herein by reference.

4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company’s Registration Statement No. 33-6717; incorporated herein by reference.

4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company’s Registration Statement No. 33-12059; incorporated herein by reference.

4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company’s Registration Statement No. 33-26057; incorporated herein by reference.

Index of Exhibits
General Motors Acceptance Corporation

Exhibit	Description	Method of Filing
4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company’s Registration Statement No. 33-31596; incorporated herein by reference.

4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

4.3.7	Form of Seventh Supplemental Indenture dated as of June 15, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

4.4	Form of Indenture dated as of December 1, 1993 between the Company and Citibank, N.A., Trustee, relating to Medium-Term Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 33-51381; incorporated herein by reference.

4.4.1	Form of First Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.4	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-59551; incorporated herein by reference.

12	Computation of ratio of earnings to fixed charges	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

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