Form 10-Q
period 2004-06-30
GENERAL MOTORS ACCEPTANCE CORP
filed 2004-08-05
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number: 1-3754

GENERAL MOTORS ACCEPTANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-0572512 (I.R.S. Employer Identification No.)

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

As of June 30, 2004, there were outstanding 10 shares of the issuer’s $.10 par value common stock.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

INDEX
General Motors Acceptance Corporation

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Statement of Income for the Second Quarter and Six Months Ended June 30, 2004 and 2003	3

	Consolidated Balance Sheet as of June 30, 2004 and December 31, 2003	4

	Consolidated Statement of Changes in Stockholder’s Equity for the Six Months Ended June 30, 2004 and 2003	5

	Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2004 and 2003	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4.	Controls and Procedures	34

Part II — Other Information

Item 1.	Legal Proceedings	35

Item 2.	Changes in Securities and Use of Proceeds	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	*

Item 5.	Other Information	*

Item 6.	Exhibits and Reports on Form 8-K	35

Signatures		36

Index of Exhibits		37
Computation Of Ratio Of Earnings To Fixed Charges
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification of Principal Executive Officer and Principal Financial Officer to Section 1350

* Item is omitted pursuant to the Reduced Disclosure Format, as set forth on the cover page of this filing.

Consolidated Statement of Income (unaudited)
General Motors Acceptance Corporation

	Second Quarter		Six Months
Period ended June 30, (in millions)	2004	2003	2004	2003
Revenue
Consumer	$2,513	$2,061	$4,952	$3,974
Commercial	552	504	1,027	987
Loans held for sale	271	305	532	539
Operating leases	1,638	1,795	3,358	3,456

Total financing revenue	4,974	4,665	9,869	8,956
Interest and discount expense	(2,228)	(1,854)	(4,434)	(3,649)

Net financing revenue before provision for credit losses	2,746	2,811	5,435	5,307
Provision for credit losses	(376)	(345)	(766)	(724)

Net financing revenue	2,370	2,466	4,669	4,583
Insurance premiums and service revenue earned	866	761	1,736	1,495
Mortgage banking income	618	790	1,182	1,584
Investment income	270	177	455	377
Other income	733	722	1,548	1,410

Total net revenue	4,857	4,916	9,590	9,449
Expense
Depreciation expense on operating lease assets	1,140	1,302	2,340	2,558
Compensation and benefits expense	733	718	1,461	1,420
Insurance losses and loss adjustment expenses	601	587	1,196	1,121
Other operating expenses	1,025	979	1,999	1,883

Total noninterest expense	3,499	3,586	6,996	6,982
Income before income tax expense	1,358	1,330	2,594	2,467
Income tax expense	498	496	948	934

Net income	$860	$834	$1,646	$1,533

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet (unaudited)
General Motors Acceptance Corporation

	June 30,	December 31,
(in millions)	2004	2003
Assets
Cash and cash equivalents	$16,611	$17,976
Investment securities	12,361	13,200
Loans held for sale	17,393	19,609
Finance receivables and loans, net of unearned income
Consumer	143,818	134,520
Commercial	51,103	43,046
Allowance for credit losses	(3,258)	(3,243)

Total finance receivables and loans, net	191,663	174,323
Investment in operating leases, net	24,774	24,407
Notes receivable from General Motors	3,613	3,151
Mortgage servicing rights, net	4,273	3,720
Premiums and other insurance receivables	1,950	1,960
Other assets	24,350	29,817

Total assets	$296,988	$288,163

Liabilities
Debt
Unsecured	$165,072	$169,839
Secured	80,067	69,023

Total debt	245,139	238,862
Interest payable	3,050	3,122
Unearned insurance premiums and service revenue	4,477	4,228
Reserves for insurance losses and loss adjustment expenses	2,427	2,340
Accrued expenses and other liabilities	15,477	15,725
Deferred income taxes	4,298	3,650

Total liabilities	274,868	267,927
Stockholder’s equity
Common stock, $.10 par value (10,000 shares authorized, 10 shares issued and outstanding) and paid-in capital	5,770	5,641
Retained earnings	15,724	14,078
Accumulated other comprehensive income	626	517

Total stockholder’s equity	22,120	20,236

Total liabilities and stockholder’s equity	$296,988	$288,163

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Stockholder’s Equity (unaudited)
General Motors Acceptance Corporation

Six months ended June 30, (in millions)	2004	2003
Common stock and paid-in capital
Balance at beginning of year	$5,641	$5,641
Increase in paid-in capital	129	—

Balance at June 30,	5,770	5,641

Retained earnings
Balance at beginning of year	14,078	12,285
Net income	1,646	1,533

Balance at June 30,	15,724	13,818

Accumulated other comprehensive income (loss)
Balance at beginning of year	517	(95)
Other comprehensive income	109	356

Balance at June 30,	626	261

Total stockholder’s equity
Balance at beginning of year	20,236	17,831
Increase in paid-in capital	129	—
Net income	1,646	1,533
Other comprehensive income	109	356

Total stockholder’s equity at June 30,	$22,120	$19,720

Comprehensive income
Net income	$1,646	$1,533
Other comprehensive income	109	356

Comprehensive income	$1,755	$1,889

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
General Motors Acceptance Corporation

Six months ended June 30, (in millions)	2004	2003
Operating activities
Net cash provided by operating activities	$5,937	$3,127

Investing activities
Purchases of available for sale securities	(5,523)	(4,361)
Proceeds from sales of available for sale securities	1,668	4,513
Proceeds from maturities of available for sale securities	3,771	1,145
Maturities and purchases of held to maturity securities	(3)	19
Acquisitions of finance receivables and loans, net	(66,456)	(71,644)
Proceeds from sales of finance receivables and loans	51,172	49,634
Purchases of operating lease assets	(7,015)	(6,381)
Disposals of operating lease assets	4,058	5,386
Purchases and originations of mortgage servicing rights, net	(816)	(1,152)
Change in notes receivable from General Motors	(478)	503
Acquisitions of subsidiaries, net of cash acquired	21	(6)
Other, net	414	(738)

Net cash used in investing activities	(19,187)	(23,082)

Financing activities
Net change in short-term debt	3,055	1,529
Proceeds from issuance of long-term debt	37,028	38,562
Repayments of long-term debt	(30,931)	(17,284)
Other financing activities	2,805	1,333

Net cash provided by financing activities	11,957	24,140

Effect of exchange rates on cash and cash equivalents	(72)	63

Net increase (decrease) in cash and cash equivalents	(1,365)	4,248
Cash and cash equivalents at beginning of year	17,976	8,103

Cash and cash equivalents at June 30,	$16,611	$12,351

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

1 Basis of Presentation

General Motors Acceptance Corporation (GMAC or the Company) is a wholly-owned subsidiary of General Motors Corporation (General Motors or GM). The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and those variable interest entities (VIEs) where GMAC is the primary beneficiary, after eliminating all significant intercompany balances and transactions.

The consolidated financial statements as of June 30, 2004 and for the second quarter and six month periods ended June 30, 2004 and 2003 are unaudited but, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain prior period amounts have been reclassified to conform to the current period presentation.

The interim period consolidated financial statements, including the related notes, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). These interim period consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in GMAC’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the United States Securities and Exchange Commission (SEC) on March 9, 2004.

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

SAB 105 — In March 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments, that summarizes the views of the staff regarding the application of GAAP to loan commitments accounted for as derivative instruments. SAB 105 is effective for commitments to originate or purchase loans to be held for sale and for commitments to purchase loans to be held for investment (also referred to as interest rate lock commitments, or IRLCs) that are entered into after March 31, 2004. SAB 105 provides specific guidance on the measurement of loan commitments accounted for at fair value, specifying that fair value measurement exclude any expected future cash flows related to the customer relationship or loan servicing.

Prior to April 1, 2004, upon entering into the commitment, GMAC recognized loan commitments at fair value based on expected future gain on sale, including an estimate of the future mortgage servicing rights (MSRs). For certain products, the future gain on sale (exclusive of MSR value) was known based on transparent pricing in an active secondary market and was included in current period earnings. Any additional value associated with the loan commitments (including the future value of the MSR) was deferred and recognized in earnings at the time of the sale (or securitization). As a result of SAB 105, effective April 1, 2004, GMAC no longer recognizes the value of the commitment at the time of the rate lock. However, subsequent changes in value from the time of the lock are recognized as assets or liabilities, with a corresponding adjustment to current period earnings, but exclude any future MSR value. Upon sale of the loan, the initial estimated value associated with the rate lock, along with the MSR, are recognized as part of the gain on sale (or securitization). The impact of adopting the provisions of SAB 105 resulted in a deferral in the timing of recognizing the value of certain loan commitments, but did not have a material impact on the Company’s financial condition or results of operations.

EITF 03-1 — In March 2004, the Emerging Issues Task Force released EITF Issue No. 03-1 (EITF 03-1), The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired and applies to investments classified as either available for sale or held to maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, (including individual securities and investments in mutual funds), and investments accounted for under the cost method or equity method. In addition, EITF 03-1 contains disclosure requirements for impairments that have not been recognized as other than temporary. The provisions of EITF 03-1 are effective for reporting periods beginning after June 15, 2004. The effective dates for the disclosure requirements of EITF 03-1 vary depending on the type of investment being considered, with the first effective date for fiscal years ending after December 15, 2003. Management is currently assessing the impact of this guidance on the financial statements of the Company.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

2 Mortgage Banking Income

     The following table presents the components of mortgage banking income.

	Second Quarter		Six Months
Period ended June 30, (in millions)	2004	2003	2004	2003
Mortgage servicing fees	$387	$353	$758	$699
Amortization and impairment of mortgage servicing rights (a)	(167)	(628)	(500)	(1,135)
Net gains (losses) on derivatives (b)	(85)	279	46	453

Net loan servicing income	135	4	304	17
Gains from sales of loans	291	596	555	1,243
Mortgage processing fees	61	95	88	143
Other	131	95	235	181

Mortgage banking income	$618	$790	$1,182	$1,584

(a)	Includes additions to the valuation allowance representing impairment considered to be temporary.

(b)	Includes SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, hedge ineffectiveness, amounts excluded from the hedge effectiveness calculation, and the change in value of derivatives not qualifying for hedge accounting.

3 Other Income

Details of other income were as follows:

	Second Quarter		Six Months
Period ended June 30, (in millions)	2004	2003	2004	2003
Automotive receivable securitizations and sales
Excess interest on revolving transactions (a)	$117	$128	$257	$251
Gains on sales	1	51	53	66
Interest on cash deposits	17	12	32	23
Service fees	13	3	27	23
Other	16	6	34	32

Total automotive receivable securitizations and sales	164	200	403	395
Other interest	75	15	145	76
Real estate services	134	107	212	176
Interest and service fees on transactions with GM	83	99	170	200
Interest on cash equivalents	38	33	77	63
Full service leasing fees	35	34	76	58
Insurance service fees	33	29	67	59
Late charges & other administrative fees	36	26	79	54
Factoring commissions	20	19	39	37
Specialty lending fees	18	14	30	27
Fair value adjustment on certain derivatives (b)	(39)	(8)	(40)	(32)
Other	136	154	290	297

Total Other income	$733	$722	$1,548	$1,410

(a)	Primarily relates to securitizations of revolving wholesale lines of credit, for which GMAC periodically receives excess interest from the underlying receivables after the trust has satisfied its obligations to the beneficial interest holders.

(b)	Refer to Note 7 of the Consolidated Financial Statements for a description of the Company's derivative activities.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

4 Finance Receivables and Loans

The composition of finance receivables and loans was as follows.

	June 30, 2004			December 31, 2003
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer
Retail automotive	$70,345	$16,897	$87,242	$71,521	$16,692	$88,213
Residential mortgages	54,305	2,271	56,576	44,281	2,026	46,307

Total consumer	124,650	19,168	143,818	115,802	18,718	134,520
Commercial
Automotive
Wholesale	24,761	7,758	32,519	17,433	8,069	25,502
Leasing and lease financing	506	924	1,430	477	983	1,460
Term loans to dealers and other	3,120	619	3,739	3,327	746	4,073
Commercial and industrial	8,393	2,156	10,549	7,689	2,089	9,778
Real estate construction	2,626	81	2,707	1,966	87	2,053
Commercial mortgage	127	32	159	130	50	180

Total commercial	39,533	11,570	51,103	31,022	12,024	43,046

Total finance receivables and loans (a)(b)	$164,183	$30,738	$194,921	$146,824	$30,742	$177,566

(a)	Total is net of unearned income of $7,339 and $7,347 at June 30, 2004 and December 31, 2003, respectively.

(b)	As further discussed in Note 6, certain of the Company’s finance receivables and loans serve as collateral under certain financing arrangements.

The following table presents an analysis of the activity in the allowance for credit losses on finance receivables and loans.

	2004			2003
Second quarter ended June 30, (in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance at beginning of period	$2,766	$478	$3,244	$2,487	$667	$3,154
Provision for credit losses	368	8	376	321	24	345
Charge-offs
Domestic	(331)	(43)	(374)	(264)	(81)	(345)
Foreign	(68)	—	(68)	(35)	(3)	(38)

Total charge-offs	(399)	(43)	(442)	(299)	(84)	(383)

Recoveries
Domestic	23	3	26	28	1	29
Foreign	31	—	31	6	1	7

Total recoveries	54	3	57	34	2	36

Net charge-offs	(345)	(40)	(385)	(265)	(82)	(347)
Other (a)	15	8	23	33	1	34

Allowance at June 30,	$2,804	$454	$3,258	$2,576	$610	$3,186

(a)	Includes allowances related to the acquisitions of discounted loan portfolios, net of allowances removed upon securitization of the related finance receivables and loans, and the impacts of foreign currency translation.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

	2004			2003
Six months ended June 30, (in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance at beginning of period	$2,695	$548	$3,243	$2,413	$646	$3,059
Provision for credit losses	753	13	766	680	44	724
Charge-offs
Domestic	(667)	(85)	(752)	(540)	(85)	(625)
Foreign	(121)	(2)	(123)	(74)	(2)	(76)

Total charge-offs	(788)	(87)	(875)	(614)	(87)	(701)

Recoveries
Domestic	54	3	57	52	2	54
Foreign	44	2	46	12	1	13

Total recoveries	98	5	103	64	3	67

Net charge-offs	(690)	(82)	(772)	(550)	(84)	(634)
Other (a)	46	(25)	21	33	4	37

Allowance at June 30,	$2,804	$454	$3,258	$2,576	$610	$3,186

(a)	Includes allowances related to the acquisitions of discounted loan portfolios, net of allowances removed upon securitization of the related finance receivables and loans, and the impacts of foreign currency translation.

5 Mortgage Servicing Rights

The following table summarizes mortgage servicing rights activity and related amortization.

	Second Quarter		Six Months
Period ended June 30, (in millions)	2004	2003	2004	2003
Balance at beginning of period	$4,569	$4,840	$4,869	$4,601
Originations and purchases, net of sales	515	697	816	1,152
Amortization	(207)	(316)	(419)	(581)
SFAS No. 133 hedge valuation adjustments	624	(345)	238	(296)
Other than temporary impairment (b)	(377)	—	(380)	—

Balance at June 30,	5,124	4,876	5,124	4,876
Valuation allowance	(851)	(2,472)	(851)	(2,472)

Carrying value at June 30,	$4,273	$2,404	$4,273	$2,404

Estimated fair value at June 30,	$4,394	$2,480	$4,394	$2,480

The following table summarizes the change in the valuation allowance for mortgage servicing rights:

	Second Quarter		Six Months
Period ended June 30, (in millions)	2004	2003	2004	2003
Valuation allowance at beginning of period	$1,268	$2,160	$1,149	$1,918
Increase (decrease)(a)	(40)	312	82	554
Other than temporary impairment (b)	(377)	—	(380)	—

Valuation allowance at June 30,	$851	$2,472	$851	$2,472

(a)	Increases (decreases) to the valuation allowance are recorded in mortgage banking income.

(b)	Other than temporary impairment is based on a statistical analysis of historical changes in mortgage and other market interest rates to determine the amount that the mortgage servicing rights asset value will increase with only a remote possibility of occurring. The adjustment reduces the maximum potential future increase to the mortgage servicing rights carrying value (under the lower of cost or market accounting), but it has no impact on the net carrying value of the asset or on earnings.

For a description of mortgage servicing rights and the related hedge strategy, refer to Notes 1 and 10 to the 2003 Annual Report on Form 10-K.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

6 Debt

Debt is presented below and is segregated between domestic and foreign based on the location of the office recording the transaction.

	June 30, 2004			December 31, 2003
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Short-term debt
Commercial paper	$8,201	$4,543	$12,744	$7,846	$5,311	$13,157
Demand notes	9,594	291	9,885	8,632	300	8,932
Master notes and other	12,033	2,658	14,691	9,420	3,133	12,553
Bank loans and overdrafts	2,578	6,525	9,103	3,536	4,944	8,480

Total short-term debt	32,406	14,017	46,423	29,434	13,688	43,122
Long-term debt
Senior indebtedness
Due within one year	23,563	9,650	33,213	26,273	8,007	34,280
Due after one year	146,774	17,873	164,647	140,286	19,063	159,349

Total long-term debt	170,337	27,523	197,860	166,559	27,070	193,629
Fair value adjustment (a)	785	71	856	1,985	126	2,111

Total debt	$203,528	$41,611	$245,139	$197,978	$40,884	$238,862

(a)	To adjust designated fixed rate debt to fair value in accordance with SFAS 133.

The following summarizes assets that are restricted as collateral for the payment of certain debt obligations primarily arising from securitization transactions accounted for as secured borrowings, repurchase agreements and other collateralized arrangements.

(in millions)	June 30, 2004	December 31, 2003
Mortgages held for sale or investment	$63,853	$50,593
Retail automotive finance receivables	20,537	21,046
Investment securities	1,852	1,896
Investment in operating leases, net	1,313	—
Real estate investments and other assets	402	—

Total assets serving as collateral	$87,957	$73,535

Related secured debt	$80,067	$69,023

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

Liquidity facilities
 Liquidity facilities represent additional funding sources, if required. The financial institutions providing the uncommitted facilities are not legally obligated to fund such amounts. The following table summarizes the liquidity facilities maintained by the Company.

							Unused
	Committed		Uncommitted		Total liquidity		liquidity
	facilities		facilities		facilities		facilities
	June 30,	Dec 31,	June 30,	Dec 31,	June 30,	Dec 31,	June 30,	Dec 31,
(in billions)	2004	2003	2004	2003	2004	2003	2004	2003
Automotive operations:
Syndicated multi-currency global credit facility (a)	$8.9	$8.5	$—	$—	$8.9	$8.5	$8.9	$8.5
U.S. Mortgage operations (b)	—	—	7.1	3.9	7.1	3.9	3.8	1.6
Other
U.S. asset-backed commercial paper liquidity and receivables facilities (c)	22.9	22.6	—	—	22.9	22.6	22.9	22.6
Other foreign facilities (d)	4.3	4.7	13.3	14.1	17.6	18.8	7.5	8.4

Total	$36.1	$35.8	$20.4	$18.0	$56.5	$53.8	$43.1	$41.1

(a)	The entire $8.9 is available for use by GMAC in the U.S., $0.8 is available for use by GMAC (UK) plc and $0.8 is available for use by GMAC International Finance B.V. in Europe. This facility serves primarily as backup for the Company’s unsecured commercial paper programs.

(b)	Includes a $1.3 secured master note program with a third-party financial institution, guaranteed by GMAC. The borrowing is currently unsecured; however, upon request by the financial institution or any assignee, the Company is required to pledge mortgage servicing rights valued at 200% of the outstanding balance as collateral. Also includes interbank deposit lines and federal funds lines with various banking institutions.

(c)	Relates to New Center Asset Trust (NCAT) and Mortgage Interest Networking Trust (MINT), which are non-consolidated qualified special purpose entities administered by GMAC for the purposes of purchasing assets as part of GMAC’s securitization and mortgage warehouse funding programs. These entities fund the purchases of assets through the issuance of asset-backed commercial paper and represent an important source of liquidity to the Company. At June 30, 2004, NCAT and MINT commercial paper outstandings were $8.5 and $2.8 respectively.

(d)	Consists primarily of credit facilities supporting operations in Canada, Europe, Latin America and Asia-Pacific.

The syndicated multi-currency global credit facility includes a $4.35 billion five year facility (expires June 2008) and a $4.55 billion 364-day facility (expires June 2005). The 364-day facility includes a term loan option which, if exercised by GMAC upon expiration, carries a one-year term. Additionally, a leverage covenant restricts the ratio of consolidated unsecured debt to total stockholder’s equity to no greater than 11:1, under certain conditions. More specifically, the covenant is only applicable on the last day of any fiscal quarter (other than the fiscal quarter during which a change in rating occurs) during such times as the Company has senior unsecured long-term debt outstanding, without third-party enhancement, which is rated BBB+ or less (by Standard & Poor’s), or Baa1 or less (by Moody’s). GMAC’s leverage covenant ratio was 8.0:1 at June 30, 2004, and the Company was therefore in compliance with this covenant. The leverage covenant calculation excludes from debt those securitization transactions that are accounted for as on-balance sheet secured financings.

7 Derivative Instruments and Hedging Activities

GMAC enters into interest rate and foreign currency futures, forwards, options, and swaps in connection with its market risk management activities. Derivative financial instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, including investment securities, loans held for sale, mortgage servicing rights, debt, and deposits as well as off-balance sheet loan securitizations. In addition, foreign exchange contracts are used to hedge non-U.S. dollar denominated debt and foreign exchange transactions.

GMAC’s primary objective for utilizing derivative financial instruments is to manage market risk volatility associated with interest rate and foreign currency risks related to the assets and liabilities of the automotive financing and mortgage operations. Managing this volatility enables the Company to price its finance and mortgage offerings at competitive rates and to minimize the impact of market risk on earnings of the Company. These strategies are applied on a decentralized basis by the respective automotive financing and mortgage operations, consistent with the level at which market risk is managed, but are subject to various limits and controls at both the local unit and consolidated level. One of the key goals of the Company’s strategy is to modify the asset and liability and interest rate mix, including the assets and liabilities associated with securitization transactions that may be recorded in off-balance sheet special purpose entities. In addition, the Company uses derivative financial instruments to mitigate the risk of changes in the fair values of loans held for sale and mortgage servicing rights. Derivative financial instruments are also utilized to manage the foreign currency exposure related to foreign currency denominated debt. The following summarizes GMAC’s derivative activity based on the accounting hedge designation:

Fair Value Hedges

GMAC’s fair value hedges primarily include hedges of fixed rate debt, mortgage servicing rights, and loans held for sale:

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

•	Debt obligations — Interest rate swaps are used to modify GMAC’s exposure to interest rate risk by converting fixed rate debt to a floating rate. Generally, individual swaps are designated as hedges of specific debt at the time of issuance with the terms of the swap matching the terms of the underlying debt. As the terms of the swap are designed to match the terms of the debt, the vast majority of the Company’s interest rate swaps receive “short-cut” treatment under SFAS 133, resulting in no hedge ineffectiveness. However, certain of the Company’s fair value hedges of debt do not receive “short-cut” treatment, because of differences in option features between the interest rate swap and the companion debt, in which case hedge ineffectiveness is measured based on the difference in the fair value movement of the swap and the related debt.

•	Mortgage servicing rights — In determining the portion of mortgage servicing rights to hedge, the Company takes into account both natural offsets from mortgage loan production and any available for sale investment securities (e.g., U.S. Treasury notes) used to manage the interest rate risk inherent in mortgage servicing rights. Derivative financial instruments approved for use under the Company’s risk management program include: call and put options on treasuries or swaps; mortgage-backed security futures, treasury futures and LIBOR futures; interest rate caps and floors; swaptions; and swaps. GMAC designates a fair value hedging relationship for derivative financial instruments used to hedge the change in the fair value of mortgage servicing rights. For purposes of hedge designation, the loans underlying the mortgage servicing rights asset are aggregated into groups of similar assets. In doing so, management considers characteristics such as loan type, interest rate type (i.e., fixed or variable), coupon interest rate (for fixed), and scheduled maturity. If the changes in the fair value of the hedged mortgage servicing rights are highly correlated to changes in the fair value of the derivative financial instruments, the hedged mortgage servicing rights are adjusted for the change in fair value of the risk being hedged, and the resultant gain or loss is recorded in the statement of income. The Company closes hedge periods based upon derivative rebalancing or interest rate moves, which resulted in hedge periods closing on average every two business days during the first six months of 2004. Effectiveness is assessed using historical hedge period data. The Company measures hedge effectiveness employing a statistical-based approach which must meet thresholds for R-squared, slope and F-statistic.

•	Loans held for sale — The Company uses derivative financial instruments to hedge its exposure to risk associated with its mortgage loans held for sale. After loans are funded, they are generally sold into the secondary market to various investors, often as mortgage backed securities sponsored by Fannie Mae, Freddie Mac or Ginnie Mae. Mortgage loans that are not eligible for agency sponsored securitization are sold through public or private securitization transactions or in whole loan sales. The primary risk associated with closed loans awaiting sale is a change in the fair value of the loans due to fluctuations in interest rates. The Company’s primary strategies to protect against this risk are selling loans or mortgage backed securities forward to investors using mandatory and optional forward commitments and the use of interest rate swaps. Hedge periods are closed daily, representative of daily hedge portfolio rebalancing due to new loan fundings and sales. Effectiveness is measured using historical daily hedge period data. The Company measures hedge effectiveness employing a statistical-based approach which must meet thresholds for Rsquared, slope and F-statistic.

Cash Flow Hedges

GMAC enters into derivative financial instrument contracts to hedge exposure to variability in cash flows related to floating rate and foreign currency financial instruments. Interest rate swaps are used to modify exposure to variability in expected future cash flows attributable to variable rate debt. Currency swaps and forwards are used to hedge foreign exchange exposure on foreign currency denominated debt by converting the funding currency to the same currency of the assets being financed. Similar to the Company’s fair value hedges, the swaps are generally entered into concurrent with the debt issuance, with the terms of the swap matching the terms of the underlying debt. GMAC recognized an immaterial amount of hedge ineffectiveness on cash flow hedges related to floating rate debt for the six months ended June 30, 2004 and 2003.

The Company uses derivative financial instruments to hedge its exposure to variability in expected cash flows associated with the future issuance of bonds payable related to securitizations of mortgage loans held for investment. The primary risk associated with these transactions is the variability on the issuance price of the debt securities. The Company’s primary strategy to protect against this risk is selling loans or mortgage-backed securities forward, using mandatory and optional forward commitments. Upon issuance of the debt securities (i.e., the occurrence of the forecasted transaction), the hedging relationship terminates and the changes in fair value of the hedging instrument are reclassified out of other comprehensive income and into earnings over the term of the debt securities, as an adjustment to yield.

Economic Hedges not Designated as Accounting Hedges

GMAC utilizes certain derivative financial instruments to manage interest rate, price and foreign exchange risks, which do not qualify or are not designated as hedges under SFAS 133. As these derivatives are not designated as accounting hedges, changes in the fair value of the derivative instruments are recognized in earnings each period. Similar to the fair value hedging activities described above, the Company utilizes certain derivatives that do not qualify as accounting hedges under SFAS 133, to economically hedge the value of mortgage servicing rights and mortgage loans.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

In addition, the following describes other uses of derivatives that do not qualify for hedge accounting:

•	Off-balance sheet securitization activities — GMAC enters into interest rate swaps to facilitate securitization transactions where the underlying receivables are sold to a non-consolidated qualifying special purpose entity (QSPE). As the underlying assets are carried in a non-consolidated entity, the interest rate swaps do not qualify for hedge accounting treatment. The use of swaps allows for more efficient execution of the securitization transaction as it allows the QSPE to issue asset-backed securities with different characteristics than the underlying assets.

•	Foreign currency debt — GMAC has elected not to treat currency swaps that are used to convert foreign denominated debt back into the functional currency at a floating rate as hedges for accounting purposes. While these currency swaps are similar to the foreign currency cash flow hedges described in the foregoing, the Company has not designated them as hedges as the changes in the fair values of the currency swaps are substantially offset by the foreign currency revaluation gains and losses of the underlying debt.

•	Mortgage related securities — The Company uses interest rate options, futures, swaps, caps and floors to mitigate risk related to mortgage related securities classified as trading.

The following table summarizes the pre-tax earnings effect for each type of accounting hedge classification, segregated by the asset or liability hedged.

	Second Quarter		Six Months
Period ended June 30, (in millions)	2004	2003	2004	2003	Income Statement Classification
Fair value hedge ineffectiveness gain (loss):
Debt obligations	$(15)	$24	$(2)	$25	Interest and discount expense
Mortgage servicing rights	40	166	42	299	Mortgage banking income
Loans held for sale	(8)	(2)	(7)	(3)	Mortgage banking income
Cash flow hedge ineffectiveness gain (loss):
Debt obligations	(1)	5	(7)	8	Interest and discount expense
Economic hedge change in fair value:
Off-balance sheet securitization activities
Financing operations	(39)	(8)	(40)	(32)	Other income
Mortgage operations	(25)	67	21	155	Mortgage banking income
Foreign currency debt (a)	5	24	(50)	19	Interest and discount expense
Loans held for sale or investment	38	(69)	(11)	(77)	Mortgage banking income
Mortgage servicing rights	(175)	180	(129)	156	Mortgage banking income
Mortgage related securities	(75)	(54)	(82)	(84)	Investment income
Other	41	(10)	7	(12)	Other income

Pre-tax earnings effect	$(214)	$323	$(258)	$454

(a)	Amount represents the difference between the changes in the fair values of the currency swap net of the revaluation of the related foreign denominated debt.

In addition, net gains on fair value hedges excluded from assessment of effectiveness totaled $50 million and $26 million for the second quarter of 2004 and 2003, respectively, and $133 million and $91 million for the six months ended 2004 and 2003, respectively.

8 Transactions with Affiliates

Balance Sheet

A summary of the balance sheet effect of transactions with GM and affiliated companies is as follows:

(in millions)	June 30, 2004	December 31, 2003
Wholesale receivables due from GM (a)	$88	$97
Notes receivable from GM and affiliates	3,613	3,151
Advances to improve GM leased properties (b)	885	852
Payables to GM and affiliates, net (c)	(687)	(731)
Dividends paid	—	1,000

(a)	GMAC provides wholesale financing to certain dealerships owned by GM. These amounts are included in finance receivables and loans.

(b)	GM and GMAC have a lease arrangement expiring in 2016, under which GMAC agreed to fund and capitalize improvements to GM leased properties totaling $1.2 billion over four years. The leased properties and improvements are included in other assets.

(c)	Primarily includes wholesale advances, subvention receivables, and notes payable, which are included in accrued expenses and other liabilities and debt.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

In January 2004, GMAC assumed management and financial control of GM’s Brazilian financing operation (Banco GM, or BGM), while GM maintained legal ownership. In addition to the ongoing management of the operation, GMAC receives the financial benefits and risks of ownership of BGM. As a result of entering into this arrangement, effective January 2004, GMAC began consolidating BGM, which previously had been consolidated by GM. The impact of the consolidation was a $129 million increase in capital, which represents the net assets of the Brazilian operations on December 31, 2003.

Retail and lease contracts acquired by GMAC that included rate and residual subvention from GM, payable directly or indirectly to GM dealers, as a percent of total new retail and lease contracts acquired were as follows:

Six months ended June 30,	2004	2003
GM and affiliates subvented contracts acquired:
North American operations	80%	82%
International operations	61	62

Income Statement

A summary of the effect of transactions with affiliated companies on GMAC’s statement of income is as follows:

	Second Quarter		Six Months
Period ended June 30, (in millions)	2004	2003	2004	2003
Net financing revenue:
GM and affiliates lease residual value support	$120	$299	$259	$637
Wholesale subvention and service fees from GM	43	39	87	78
Interest paid on loans from GM	(12)	(4)	(17)	(9)
Consumer lease payments (a)	82	47	181	68
Insurance premiums earned from GM	112	99	228	204
Other income:
Interest on notes receivable from GM and affiliates	35	39	70	81
Interest on wholesale settlements (b)	24	28	49	54
Revenues on GM leased properties	15	14	30	30
Service fee income:
GMAC of Canada operating lease administration (c)	7	10	14	19
Rental car repurchases held for resale (d)	2	4	7	8
Other	—	4	—	8
Expense:
Employee retirement plan costs allocated by GM	24	31	63	62
Off-lease vehicle selling expense reimbursement (e)	(14)	(21)	(28)	(37)
Payments to GM for services and rent	17	15	34	30

(a)	GM sponsors lease pull ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle, with the customer’s remaining payment obligation waived. For certain programs, GM compensates GMAC for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle.

(b)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made prior to the expiration of transit, interest is received from GM.

(c)	GMAC of Canada, Limited administers operating lease assets on behalf of GM of Canada Limited (GMCL) and receives a servicing fee, which is included in other income.

(d)	GMAC receives a servicing fee from GM related to the resale of rental car repurchases.

(e)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by GMAC on off-lease vehicles sold by GM at auction.

9 Variable Interest Entities

The following describes the variable interest entities that GMAC has consolidated or in which it has a significant variable interest.

Mortgage warehouse funding — GMAC’s Mortgage operations sell commercial and residential mortgage loans through various structured finance arrangements in order to provide funds for the origination and purchase of future loans. These structured finance arrangements include sales to off-balance sheet warehouse funding entities, including GMAC- and bank-sponsored commercial paper conduits. Transfers of assets from GMAC into each facility are accounted for as sales based on the provisions of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and, as such, creditors of these facilities have no recourse to the general credit of GMAC. Some of these warehouse funding entities represent variable interest entities under FIN 46R. For certain mortgage warehouse entities, management determined that GMAC does not have the majority of the expected losses or returns and, as such, consolidation is not appropriate under FIN 46R. The assets in these entities totaled $1.6 billion at June 30, 2004, of which $0.6 billion represents GMAC’s maximum exposure to loss. The maximum exposure would only occur in the unlikely event

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

that there was a complete loss on the underlying assets of the entities. In addition to these entities, management has determined that for a particular mortgage warehouse funding entity, GMAC is the primary beneficiary and, as such, has consolidated the entity in accordance with FIN 46R. The assets in this entity totaled $1.3 billion at June 30, 2004, the majority of which are included in loans held for sale in the Company’s Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have recourse to the general credit of GMAC.

Interests in real estate partnerships — The Company’s Mortgage operations syndicate investments in real estate partnerships to unaffiliated investors in the form of limited partner ownership interests (typically 99.99% of the total interests). These syndicated real estate partnerships, in turn, acquire limited partner ownership interests in various operating partnerships that develop, own, and operate affordable housing properties throughout the United States. Returns to investors in the partnerships syndicated by the Company are derived from flow-through low-income housing tax credits and tax losses generated by the underlying operating partnership entities. In certain syndicated real estate partnerships, the Company has guaranteed a specified rate of return to the investors. In the event of a shortfall in the delivery of tax benefits to the investors, the Company is required to provide funding to the syndicated real estate partnerships. Syndicated real estate partnerships that contain a guarantee (i.e., guaranteed syndicated real estate partnerships) are reflected in the Company’s financial statements under the financing method, in accordance with SFAS 66, Accounting for Sales of Real Estate. Under the financing method, the assets and liabilities of the guaranteed syndicated real estate partnerships are reflected on GMAC’s balance sheet. More specifically, cash and cash equivalents and equity method investments (in the underlying operating partnership entities) of the guaranteed syndicated real estate partnerships are included in assets in the Company’s Consolidated Balance Sheet. Liabilities relating to the guaranteed syndicated real estate partnerships consist almost entirely of a financing liability (initially equal to the amount of equity contributed by each investor), payable to each tax credit fund investor. The financing liability to the investors, which is reflected as a liability of the Company in the Consolidated Balance Sheet, is extinguished over the life of the guaranteed syndicated real estate partnerships, as annual tax benefits guaranteed to each investor are delivered.

In addition to reflecting the assets and liabilities of the guaranteed syndicated real estate partnerships, the Company has variable interests in the underlying operating partnerships (primarily in the form of limited partnership interests). The results of the Company’s variable interest analysis indicated that GMAC is not the primary beneficiary of these partnerships and, as a result, is not required to consolidate these entities under FIN 46R. Assets held by the Company with respect to guaranteed syndicated real estate partnerships approximated $3.8 billion at June 30, 2004. GMAC’s exposure to loss at such time was $885 million, representing the financing liability reflected in GMAC’s financial statements, or the amount payable to investors in the event of liquidation of the partnerships. The Company’s exposure to loss increases as unaffiliated investors place additional guaranteed commitments with the Company, and decreases as tax benefits are delivered to unaffiliated investors. Considering such committed amounts, the Company’s exposure to loss in future periods is not expected to exceed $1.3 billion.

Collateralized debt obligations (CDOs) — GMAC’s Mortgage operations sponsor, purchase subordinate and equity interests in, and serve as collateral manager for, CDOs. Under CDO transactions, a trust is established that purchases a portfolio of securities and issues debt and equity certificates, representing interests in the portfolio of assets. In addition to receiving variable compensation for managing the portfolio, the Company sometimes retains equity investments in the CDOs. The majority of the CDOs sponsored by the Company were initially structured or have been restructured (with approval by the senior beneficial interest holders) as qualifying special purpose entities, and are therefore exempt from FIN 46R. For the majority of the Company’s remaining CDOs, the results of the primary beneficiary analysis support the conclusion that consolidation is not appropriate under FIN 46R because GMAC does not have the majority of the expected losses or returns. The assets in these CDOs totaled $2.0 billion at June 30, 2004, of which GMAC’s maximum exposure to loss is $40 million, representing GMAC’s retained interests in these entities. The maximum exposure to loss would occur only in the unlikely event that there was a complete loss on the underlying assets of the entities. In addition, management has determined that for a particular CDO entity, GMAC is the primary beneficiary and, as such, has consolidated the entity in accordance with FIN 46R. The assets in this entity totaled $294 million at June 30, 2004, the majority of which are included in investment securities in the Company’s Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have recourse to the general credit of GMAC.

Automotive finance receivables — In certain securitization transactions, GMAC transfers consumer finance receivables and wholesale lines of credit into bank-sponsored multi-seller commercial paper conduits. These conduits provide a funding source to GMAC (as well as other transferors into the conduit) as they fund the purchase of the receivables through the issuance of commercial paper. Total assets outstanding in these bank-sponsored conduits approximated $12.8 billion as of June 30, 2004. While GMAC has a variable interest in these conduits, the Company is not considered to be the primary beneficiary, as GMAC does not retain the majority of the expected losses or returns. GMAC’s maximum exposure to loss as a result of its involvement with these non-consolidated variable interest entities is $156 million and would be incurred only in the event of a complete loss on the assets that GMAC transfered.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

10 Segment Information

Financial results for GMAC’s reporting segments are summarized below.

	North American	International			Eliminations/
Second Quarter ended June 30, (in millions)	Operations (a)	Operations (a)	Mortgage	Insurance	Reclassifications	Consolidated
2004
Net financing revenue before provision for credit losses	$1,617	$409	$592	$—	$128	$2,746
Provision for credit losses	(119)	(36)	(221)	—	—	(376)
Other revenue	444	174	1,012	987	(130)	2,487

Total net revenue	1,942	547	1,383	987	(2)	4,857
Noninterest expense	1,411	404	815	871	(2)	3,499

Income before income tax expense	531	143	568	116	—	1,358
Income tax expense	196	26	235	41	—	498

Net income	$335	$117	$333	$75	$—	$860

Total assets	$188,908	$27,681	$96,975	$10,841	$(27,417)	$296,988

2003
Net financing revenue before provision for credit losses	$1,879	$395	$411	$—	$126	$2,811
Provision for credit losses	(229)	(52)	(64)	—	—	(345)
Other revenue	524	119	1,104	831	(128)	2,450

Total net revenue	2,174	462	1,451	831	(2)	4,916
Noninterest expense	1,632	354	805	797	(2)	3,586

Income before income tax expense	542	108	646	34	—	1,330
Income tax expense	213	41	231	11	—	496

Net income	$329	$67	$415	$23	$—	$834

Total assets	$185,606	$23,217	$67,935	$9,636	$(27,749)	$258,645

	North American	International			Eliminations/
Six months ended June 30, (in millions)	Operations (a)	Operations (a)	Mortgage	Insurance	Reclassifications	Consolidated
2004
Net financing revenue before provision for credit losses	$3,195	$855	$1,109	$—	$276	$5,435
Provision for credit losses	(287)	(73)	(406)	—	—	(766)
Other revenue	1,035	351	1,856	1,961	(282)	4,921

Total net revenue	3,943	1,133	2,559	1,961	(6)	9,590
Noninterest expense	2,913	800	1,583	1,706	(6)	6,996

Income before income tax expense	1,030	333	976	255	—	2,594
Income tax expense	385	84	390	89	—	948

Net income	$645	$249	$586	$166	$—	$1,646

2003
Net financing revenue before provision for credit losses	$3,584	$769	$690	$—	$264	$5,307
Provision for credit losses	(487)	(100)	(137)	—	—	(724)
Other revenue	1,069	229	2,232	1,607	(271)	4,866

Total net revenue	4,166	898	2,785	1,607	(7)	9,449
Noninterest expense	3,225	690	1,539	1,535	(7)	6,982

Income before income tax expense	941	208	1,246	72	—	2,467
Income tax expense	369	82	460	23	—	934

Net income	$572	$126	$786	$49	$—	$1,533

(a)	North American Operations consists of automotive financing in the U.S. and Canada as well as commercial financing operations. International Operations consists of automotive financing and full service leasing in all other countries and Puerto Rico.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Overview

General Motors Acceptance Corporation (GMAC or the Company) is a leading global financial services firm with over $296 billion of assets and operations in 41 countries. Founded in 1919 as a wholly-owned subsidiary of General Motors Corporation, GMAC was established to provide GM dealers with the automotive financing necessary for the dealers to acquire and maintain vehicle inventories and to provide retail customers means by which to finance vehicle purchases through GM dealers. GMAC products and services have expanded beyond automotive financing and GMAC currently operates in three primary business segments — Financing, Mortgage and Insurance operations. Refer to GMAC’s Annual Report on Form 10-K for the year ended December 31, 2003 for a more complete description of the Company’s business segments, along with the products and services offered and the market competition.

Net income for GMAC’s segments is summarized as follows.

	Second Quarter		Six Months
Period ended June 30, ($ in millions)	2004	2003	2004	2003
Financing (a)	$452	$396	$894	$698
Mortgage	333	415	586	786
Insurance	75	23	166	49

Net income	$860	$834	$1,646	$1,533

Return on average equity (annualized)	15.9%	17.4%	15.6%	16.4%

(a)	Includes North America and International reporting segments, separately identified in Note 10 to the Consolidated Financial Statements.

GMAC recorded its highest-ever quarterly earnings in the second quarter of 2004. Consolidated net income of $860 million was up $26 million from the $834 million earned in the same quarter of 2003.

For the quarter, net income from financing operations totaled $452 million, up $56 million from the $396 million earned in the prior year. The increase reflects lower credit losses and improved off-lease remarketing results, which more than offset the unfavorable impact of lower net interest margins.

GMAC Mortgage Group, Inc. earned $333 million, down $82 million from last year’s record. The decline reflects lower mortgage volume versus the prior year and decreased pricing margins, somewhat offset by higher earning assets.

GMAC Insurance Holdings, Inc. earned $75 million in the second quarter of 2004, up $52 million from the same period in 2003. The increase reflects continued growth in underwriting income and improved investment portfolio performance in 2004.

Financing Operations

GMAC’s Financing operations offer a wide range of financial services and products (directly and indirectly) to retail automotive consumers, automotive dealerships, and other commercial businesses. These products and services include the purchase of installment sales contracts and leases, extension of term loans, dealer floorplan financing and other lines of credit, fleet leasing, and factoring of receivables. Refer to pages 10-17 of the Company’s 2003 Annual Report on Form 10-K for further discussion of the business profile of GMAC’s Financing operations.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The following table summarizes the operating results of the Company’s Financing operations for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other operating segments.

	Second Quarter				Six Months
Period ended June 30, ($ in millions)	2004	2003	Change	%	2004	2003	Change	%
Revenue
Consumer	$1,677	$1,644	$33	2	$3,367	$3,260	$107	3
Commercial	441	421	20	5	830	826	4	0
Operating leases	1,639	1,796	(157)	(9)	3,360	3,457	(97)	(3)

Total financing revenue	3,757	3,861	(104)	(3)	7,557	7,543	14	0
Interest and discount expense	(1,707)	(1,563)	(144)	(9)	(3,455)	(3,143)	(312)	(10)
Provision for credit losses	(154)	(280)	126	45	(360)	(586)	226	39

Net financing revenue	1,896	2,018	(122)	(6)	3,742	3,814	(72)	(2)
Other income	592	617	(25)	(4)	1,333	1,247	86	7
Depreciation on operating leases	(1,140)	(1,302)	162	12	(2,340)	(2,558)	218	9
Noninterest expense	(674)	(683)	9	1	(1,372)	(1,353)	(19)	(1)
Income tax expense	(222)	(254)	32	13	(469)	(452)	(17)	(4)

Net income	$452	$396	$56	14	$894	$698	$196	28

Despite lower net interest margins, net income at GMAC’s Financing operations increased 14% and 28% for the second quarter and first six months of 2004, respectively. The increase resulted primarily from lower credit loss provisions and improved remarketing performance of off-lease vehicles.

Consumer financing revenue remained relatively unchanged, commensurate with stable asset levels. Commercial asset levels increased, however, as dealers experienced higher inventory levels in comparison to 2003, resulting in an increase in commercial financing revenue despite lower earning rates. Operating lease revenue, declined in 2004 as a result of a decrease in both the amount of operating lease assets outstanding and related earning rates, which was offset by an increase in payments from GM for leases terminated early under GM-sponsored “pull-ahead” programs. Under these marketing programs, consumers are encouraged to terminate leases early in conjunction with the acquisition of a new GM vehicle. As part of the program, GM waives the customer’s remaining payment obligation and, under certain programs, compensates GMAC for the foregone revenue from the waived payments.

Interest and discount expense increased consistent with higher debt levels. Debt levels have increased over the past several years to fund the growth in the finance receivables and loans portfolio. For the first six months of 2004, GMAC’s unsecured borrowing spreads have improved as compared to the first six months of 2003. However, the wider credit spreads experienced over the past few years are reflected in the Company’s current portfolio borrowing costs and thereby continue to negatively impact GMAC’s net interest margins. Refer to the Funding and Liquidity section of this MD&A for further discussion.

The provision for credit losses decreased by $126 million and $226 million for the second quarter and six months ended 2004, respectively, as compared to the same periods in 2003. The lower level of loss provisions reflects primarily an improvement in the credit quality of the consumer portfolio resulting from a general improvement in the U.S. economy and stabilizing loss severity trends, helped by strengthening in the used car market. Refer to the Credit Quality section of this MD&A for a further discussion of the credit experience of the Company’s financing portfolio.

Depreciation expense on operating leases declined from the prior year as a result of an improvement in the remarketing performance of off-lease vehicles attributable to a combination of a reduced supply of used vehicles and lower initial residual values in the underlying leases. The remarketing results on off-lease vehicles terminated in the United States (which is reflected as a component of depreciation expense) increased from an average gain per vehicle of $148 for the second quarter of 2003 to an average gain of $587 per vehicle for the second quarter of 2004.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Financing Volume

The following table summarizes GMAC’s new vehicle consumer financing volume, the Company’s share of GM retail sales, and GMAC’s wholesale financing of new vehicles and related share of GM sales to dealers. The 2004 International amounts reflect GM’s Brazilian financing operation (Banco GM, or BGM), of which GMAC assumed management and financial control in January 2004 (refer to Note 8 to the Consolidated Financial Statements for further details).

	Second Quarter				Six Months
			Share of				Share of
	GMAC volume		GM sales		GMAC volume		GM sales
Period ended June 30, (units in thousands)	2004	2003	2004	2003	2004	2003	2004	2003
New vehicle consumer financing
GM vehicles
North America
Retail contracts	269	404	27%	37%	530	707	29%	36%
Leases	144	107	14%	10%	253	251	14%	13%

Total North America	413	511	41%	47%	783	958	43%	49%
International (retail contracts and leases)	127	106	33%	34%	282	223	37%	36%

Total GM vehicles	540	617	39%	44%	1,065	1,181	41%	46%

Non-GM vehicles	20	21			39	41

Total consumer automotive financing volume	560	638			1,104	1,222

Wholesale financing of new vehicles
GM vehicles
North America	1,128	1,085	81%	79%	2,143	2,168	81%	79%
International	568	492	93%	97%	1,076	948	91%	96%

Total GM vehicles	1,696	1,577	85%	84%	3,219	3,116	84%	83%

Non-GM vehicles	53	47			103	97

Total wholesale volume	1,749	1,624			3,322	3,213

GMAC’s consumer financing volume and penetration levels are significantly affected by the nature, timing, and magnitude of GM’s marketing incentive programs. GM reduced its use of special rate financing programs as a marketing strategy in 2004 and is instead, providing consumers up-front cash incentives upon the purchase of a GM vehicle. This change in GM marketing strategy resulted in a decrease in GMAC’s consumer financing penetration levels as compared to the prior year.

Overall wholesale financing volume remained relatively consistent with the prior year. GMAC continues to be the primary funding source for GM dealer inventories, as 2004 penetration levels remained relatively consistent with the 2003 and at historically high levels.

Consumer Credit

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

Management’s Discussion and Analysis
General Motors Acceptance Corporation

GMAC uses a proprietary credit scoring system to support this credit approval process and to manage the credit quality of the portfolio. Credit scoring is used to differentiate credit applicants in terms of expected default rates, enabling the Company to better evaluate credit applications for approval and to tailor the pricing and financing structure based on this assessment of credit risk. The Company’s credit scoring models are periodically reviewed and updated based on historical information and current trends. However, these actions by management do not eliminate credit risk. Improper evaluations of contracts for purchase and changes in the borrower financial condition subsequent to approval could negatively affect the quality of the Company’s receivables portfolio, resulting in credit losses. As a part of the contract purchase process, the Company verifies that physical damage insurance is placed on the vehicle, and a security interest is established in the vehicle (for retail contracts), which further mitigates credit losses.

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

During the collection process, GMAC may offer a payment extension to a customer experiencing temporary financial difficulty, enabling the customer to delay monthly payments for 30, 60, or 90 days, thereby deferring the maturity date of the contract by such period of delay. Extensions granted to a customer typically do not exceed 90 days in the aggregate over any twelve-month period or 180 days in aggregate over the life of the contract. If the customer’s financial difficulty is not temporary, and management believes the customer could continue to make payments at a lower payment amount, GMAC may offer to rewrite the remaining obligation, extending the term and lowering the monthly payment obligation. Extensions and rewrites are a collection technique that help mitigate financial loss in those cases where management believes that the customer will recover from temporary financial difficulty and resume regularly scheduled payments, or can fulfill the obligation with lower payments over a longer period of time. Before offering an extension or rewrite, collection personnel evaluate and take into account the capacity of the customer to meet the revised payment terms. While the granting of an extension could delay the eventual charge-off of an account, typically GMAC will repossess and sell the related collateral, thereby mitigating the loss. As an indication of the effectiveness of GMAC’s consumer credit practices, of the population of accounts in the U.S. retail finance portfolio as of June 30, 2001 which have subsequently been extended or rewritten, only 8.4% of the outstanding balance was subsequently charged off, through June 30, 2004. A three year period was utilized for this analysis as this approximates the weighted average remaining term of the portfolio. As of June 30, 2004 less than 5% of active accounts had been granted an extension or rewritten.

Subject to legal considerations, GMAC will normally begin repossession activity once an account becomes 90 days past due. Repossession may occur earlier than 90 days past due if management determines that the vehicle is in danger of being damaged, hidden or the customer voluntarily surrenders the vehicle. Repossessions are handled by third-party repossession firms. The customer is given a period of time to redeem the vehicle by bringing the account current. If the vehicle is not redeemed, it is sold at auction and proceeds of the sale are credited to the balance outstanding. If the proceeds are not sufficient to cover the outstanding principal balance and any accrued interest, the resulting deficiency is charged-off. Regional asset recovery centers pursue collections on accounts where the vehicle has been repossessed and on “skip” accounts where the vehicle cannot be located.

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

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The following tables summarize pertinent loss experience in the consumer managed and on-balance sheet automotive retail contract portfolio. In general, the credit quality of the off-balance sheet portfolio is representative of GMAC’s overall managed consumer automotive portfolio. However, the process of creating a pool of retail finance receivables for securitization or sale typically excludes accounts that are greater than 30 days delinquent at such time. In addition, the process involves selecting from a pool of receivables that are currently outstanding and, therefore, represent “seasoned” accounts. A seasoned portfolio that excludes delinquent accounts historically results in better credit performance in the managed portfolio than in the on-balance sheet portfolio of retail finance receivables. In addition, the current off-balance sheet transactions are comprised mainly of subvented rate retail finance receivables, which generally attract higher quality customers (or otherwise cash purchasers) than customers typically associated with non-subvented receivables.

The managed portfolio includes retail receivables held on-balance sheet for investment and receivables securitized and sold that the Company continues to service, but excludes securitized and sold finance receivables that GMAC continues to service but has no other continuing involvement (i.e., in which GMAC retains an interest or risk of loss in the underlying receivables). GMAC believes that the disclosure of the credit experience of the managed portfolio presents a more complete presentation of GMAC’s credit exposure because the managed basis reflects not only on-balance sheet assets, but also securitized assets as to which GMAC retains a risk of loss in the underlying assets (typically in the form of a subordinated retained interest).

	Average
	retail	Charge-offs,		Annualized net
	contracts	net of recoveries		charge-off rate
Second Quarter ended June 30, ($ in millions)	2004	2004	2003	2004	2003
North America	$82,177	$194	$216	0.94%	1.03%
International	13,616	31	25	0.91%	0.95%

Total managed	$95,793	$225	$241	0.94%	1.02%

North America	$74,711	$188	$205	1.01%	1.17%
International	13,616	31	25	0.91%	0.95%

Total on-balance sheet	$88,327	$219	$230	0.99%	1.14%

	Average
	retail	Charge-offs,		Annualized net
	contracts	net of recoveries		charge-off rate
Six months ended June 30, ($ in millions)	2004	2004	2003	2004	2003
North America	$83,145	$424	$452	1.02%	1.08%
International	13,523	64	49	0.95%	0.96%

Total managed	$96,668	$488	$501	1.01%	1.07%

North America	$74,890	$410	$420	1.09%	1.20%
International	13,523	64	49	0.95%	0.96%

Total on-balance sheet	$88,413	$474	$469	1.07%	1.18%

The following table summarizes pertinent delinquency experience in the consumer managed automotive retail contract portfolio. In general, the delinquency performance of GMAC’s overall managed consumer automotive portfolio is consistent with the on-balance sheet portfolio. However, as previously described, the process of creating a pool of retail finance receivables for securitization or sale typically excludes accounts that are greater than 30 days delinquent at such time. Therefore, the delinquency performance for the overall managed consumer automotive portfolio (which includes those receivables securitized or sold) is better than the on-balance sheet portfolio. At June 30, 2004, the percent of retail contracts 30 days or more past due for the on-balance sheet consumer automotive portfolio was 2.41% as compared to 2.23% for the overall managed portfolio.

	Percent of retail contracts
	30 days or more past due (a)
	Managed
	June 30,	Dec 31,	June 30,
Period ended	2004	2003	2003
North America	2.02%	1.99%	1.95%
International	2.89%	3.27%	3.49%

Total	2.23%	2.25%	2.26%

(a)	Past due contracts are calculated on the basis of the average number of contracts delinquent during a month and exclude accounts in bankruptcy.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

In addition to the above loss and delinquency data, the following summarizes repossession information for the United States retail contract portfolio:

	Managed		On-balance sheet
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Retail contract repossessions (in units)	7,612	7,491	7,113	6,995
Repossessions as a percent of average number of contracts outstanding	1.78%	1.82%	1.99%	2.06%

The following table summarizes the applicable allowance for credit losses as a percentage of total on-balance sheet consumer automotive retail contracts:

	June 30,	December 31,
($ in millions)	2004	2003
Allowance for credit losses	$2,178	$2,246
	2.50%	2.55%

Consumer credit loss rates declined in 2004 as compared to the prior year. While economic conditions in the countries the Company operates have generally improved, the majority of the reason for the favorable credit experience was a decline in GMAC’s loss severity. The average loss incurred per new vehicle repossessed in the U.S. declined from $8,186 in the second quarter of 2003 to $7,698 for the comparable period in 2004, reflecting a reversal in loss severity trends that had increased significantly during the past two years. The decline in severity is attributable to strengthening in the used vehicle market resulting from a combination of improved economic conditions and lower used vehicle supply.

Commercial Credit

 GMAC’s credit risk on the commercial portfolio is markedly different than that of its consumer portfolio. Whereas the consumer portfolio represents a homogenous pool of retail contracts and leases that exhibit fairly predictable and stable loss patterns, the commercial portfolio exposures are less predictable. In general, the credit risk of the commercial portfolio is tied to overall economic conditions in the countries in which the Company operates.

To date the only commercial receivables that have been securitized have been wholesale lines of credit, which historically experience low losses (with no charge-offs recognized in 2004 or 2003). Since only wholesale accounts have historically been securitized, the amount of losses on GMAC’s managed portfolio is the same as the on-balance sheet portfolio. As a result only the on-balance sheet commercial portfolio credit experience is presented in the following table:

	Total loans	Impaired Loans (a)
	June 30,	June 30,	Dec 31,	June 30,
($ in millions)	2004	2004	2003	2003
Wholesale	$32,519	$526	$581	$316
		1.62%	2.28%	1.15%
Other commercial financing	11,957	649	693	705
		5.43%	5.58%	4.68%

Total on-balance sheet	$44,476	$1,175	$1,274	$1,021
		2.64%	3.36%	2.40%

(a)	Includes loans where it is probable that the Company will be unable to collect all amounts due according to the terms of the loan.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

	Average	Charge-offs,		Annualized net
	loans	net of recoveries		charge-off rate
Second Quarter ended June 30, ($ in millions)	2004	2004	2003	2004	2003
Wholesale	$31,103	—	—	—%	—%
Other commercial financing	11,963	18	75	0.60%	2.05%

Total on-balance sheet	$43,066	$18	$75	0.17%	0.72%

	Average	Charge-offs,		Annualized net
	Loans	net of recoveries		charge-off rate
Six months ended June 30, ($ in millions)	2004	2004	2003	2004	2003
Wholesale	$28,813	—	—	—%	—%
Other commercial financing	12,087	60	78	0.99%	0.98%

Total on-balance sheet	$40,900	$60	$78	0.29%	0.38%

The following table summarizes the applicable allowance for credit losses as a percentage of on-balance sheet commercial loans:

	June 30,	December 31,
($ in millions)	2004	2003
Allowance for credit losses	$331	$430
	0.74%	1.13%

Impaired loans in the commercial loan portfolio remained relatively consistent with the 2003 year-end levels, however, the percentage of impaired loans declined due to an overall increase in dealer inventory levels from year-end. The increase in impaired loans from June 2003 is the result of an individual commercial exposure for which the estimated impairment is less than 3% of the outstanding loan balance. Excluding this exposure would result in a lower percentage of impaired loans at June 30, 2004 as compared to June 2003. Charge-offs in the commercial portfolio remained low, with the decrease as compared to 2003 resulting from a lower amount of charge-offs at the Company’s Commercial Finance Group. The decrease in allowance coverage for commercial credit losses was due partially to loans charged-off in 2004 that had previously been provided for. In addition, the coverage ratio was impacted by an overall increase in wholesale receivables due to higher dealer inventories as compared to December 31, 2003, while the amount of impaired loans remained relatively stable over that period.

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

	Second Quarter				Six Months
Period ended June 30, ($ in millions)	2004	2003	Change	%	2004	2003	Change	%
Revenue
Total financing revenue	$1,217	$805	$412	51	$2,314	$1,414	$900	64
Interest and discount expense	(625)	(394)	(231)	(59)	(1,205)	(724)	(481)	(66)
Provision for credit losses	(221)	(64)	(157)	(245)	(406)	(137)	(269)	(196)

Net financing revenue	371	347	24	7	703	553	150	27
Mortgage servicing fees	388	354	34	10	760	701	59	8
MSR amortization and impairment	(167)	(628)	461	73	(500)	(1,135)	635	56
MSR risk management activities	(85)	279	(364)	(130)	46	453	(407)	(90)
Gains on sale of loans	291	596	(305)	(51)	555	1,243	(688)	(55)
Other income	585	503	82	16	995	970	25	3
Noninterest expense	(815)	(805)	(10)	(1)	(1,583)	(1,539)	(44)	(3)
Income tax expense	(235)	(231)	(4)	(2)	(390)	(460)	70	15

Net Income	$333	$415	$(82)	(20)	$586	$786	$(200)	(25)

Loan production at the Mortgage Group totaled $46.8 billion for the second quarter 2004, a decline of 16% from the same period in 2003 primarily due to reduced refinancing activity in the residential market, consistent with increases in interest rates. The volume decline, combined with decreased pricing margins and growth in residential mortgage loans held as collateral for secured financings, resulted in significant year-over-year decreases in gains on sales of loans for both the second quarter and six months ended June 30, 2004.

Financing revenue, interest expense and provision for credit losses each increased significantly as compared to the prior year, reflecting continued growth in the balance of residential mortgage loans held as collateral for secured financings, which increased from $23.3 billion at June 30, 2003 to $51.1 billion at June 30, 2004. During 2004, the Company adjusted credit loss assumptions to reflect delinquency trends in the subprime and home equity residential mortgage portfolios. These adjustments, plus the increased balance of loans held as collateral for secured financings, significantly increased the related provision for credit losses compared to the same period a year ago.

Increases in interest rates, while adversely affecting loan production volumes, favorably impacted amortization and impairment of MSRs. Amortization and impairment of MSRs, net of the impact of related risk management activities, decreased by $96 million and $218 million, respectively, for the second quarter and first six months of 2004. The decrease primarily reflects recognition of other than temporary impairment, reducing the MSR amortizable basis (through a reduction in the valuation allowance) as a result of the rising interest rates during 2004.

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

	Second Quarter				Six Months
Period ended June 30, ($ in millions)	2004	2003	Change	%	2004	2003	Change	%
Revenue
Insurance premiums and service revenue earned	$860	$761	$99	13	$1,723	$1,495	$228	15
Investment income	69	57	12	21	128	114	14	12
Other income	62	17	45	265	117	6	111	1850

Total revenue	991	835	156	19	1,968	1,615	353	22
Insurance losses and loss adjustment expenses	(601)	(587)	(14)	(2)	(1,196)	(1,121)	(75)	(7)
Acquisition and underwriting expense	(254)	(196)	(58)	(30)	(478)	(385)	(93)	(24)
Premium tax and other expense	(20)	(18)	(2)	(11)	(39)	(37)	(2)	(5)

Income before income taxes	116	34	82	241	255	72	183	254
Income tax expense	(41)	(11)	(30)	(273)	(89)	(23)	(66)	(287)

Net income	$75	$23	$52	226	$166	$49	$117	239

Net income from Insurance operations totaled $75 million and $166 million for the second quarter and six-months of 2004, respectively, compared to $23 million and $49 million for the same periods in 2003. The increases were attributed mainly to favorable underwriting results and net capital gains realized in 2004, in contrast to net capital losses recognized during 2003, the latter of which included the write down of certain investment securities.

Total revenue at GMAC Insurance and its subsidiaries was $991 million and $1,968 million for the second quarter and six months of 2004, respectively, compared to $835 million and $1,615 million for the same periods in 2003. The increases over 2003 were primarily due to a combination of an increase in service contract volume and earning rates primarily related to reinsurance and international operations.

The increases in other income were attributable principally to net capital gains of $29 million and $50 million realized for the second quarter and six months ended June 30, 2004, respectively, as compared to net capital losses of $12 million and $53 million recognized for the same periods in 2003. The Company recognized other than temporary impairment in the investment portfolio of $17 million and $41 million for the second quarter and six months ended June 30, 2003, respectively.

Total expenses amounted to $875 million and $1,713 million for the second quarter and six months of 2004, respectively, compared to $801 million and $1,543 million for the same periods in 2003. The increases in 2004 were primarily attributable to acquisition expenses and insurance losses and loss adjustment expenses. These components of expenses increased commensurately with increases in premiums and service revenue earned.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

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

     Funding and Liquidity

Funding Sources and Strategy

GMAC’s liquidity, as well as its ongoing profitability, in large part depends upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. The Company’s strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base. As an important part of its overall funding and liquidity strategy, the Company maintains substantial bank lines of credit. These bank lines of credit, which totaled $57 billion at June 30, 2004, provide “back-up” liquidity and represent additional funding sources, if required. Refer to Note 6 to the Consolidated Financial Statements for details of these liquidity lines (including asset-backed commercial paper conduits). In addition, the Company has $53 billion in funding commitments (with $26 billion utilized) through a variety of committed facilities with third parties (including third-party asset-backed commercial paper conduits) that GMAC’s Financing and Mortgage operations may use as additional secured funding sources. Included in these funding commitments is a forward flow agreement with a third party whereby the Company has agreed to sell $2 billion of retail automotive receivables by December 31, 2004 and the third party has, in turn, committed to purchase up to $5 billion of retail automotive receivables through December 31, 2005. In the second quarter of 2004, the Company executed the first sale of $1 billion of retail automotive receivables under this agreement. Refer to the Funding and Liquidity section in the Company’s 2003 Annual Report on Form 10-K for a further discussion of GMAC’s funding sources and strategy.

The following table summarizes GMAC’s funding sources for the periods indicated.

	Outstanding
	June 30,	December 31,
($ in millions)	2004	2003
Commercial paper	$12,744	$13,157
Institutional term debt	96,318	101,455
Retail debt programs	35,222	34,297
Secured financings	80,067	69,023
Bank loans, master notes and other	19,932	18,819

Total debt (a)	244,283	236,751
Off-balance sheet securitizations (b)	23,695	29,595

Total funding	$267,978	$266,346

Leverage covenant ratio (c)	8.0:1	8.9:1

(a)	Excludes fair value adjustment as described in Note 6 to the Consolidated Financial Statements.

(b)	Represents net funding from securitizations of automotive finance receivables accounted for as sales under SFAS No. 140 as further described in Note 8 to the Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K, but excludes funding from securitizations of mortgage receivables and securities.

(c)	As described in Note 13 to the Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K, the Company’s liquidity facilities contain a leverage ratio covenant of 11:1 which excludes from debt, securitization transactions that are accounted for on-balance sheet as secured financings (totaling $68,897 and $59,577 as of June 30, 2004, and December 31, 2003, respectively). GMAC’s debt to equity ratio was 11.1:1 and 11.8:1, as of June 30, 2004 and December 31, 2003, respectively, as determined by accounting principles generally accepted in the United States of America, which was the former basis for the leverage ratio covenant.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The Company’s worldwide borrowing costs (including the effects of derivatives) for the second quarter and six months ended June 30, 2004 averaged 3.56% and 3.57%, respectively, as compared to 3.74% and 3.76% for the same periods in 2003. Funding levels remained relatively steady commensurate with asset levels. GMAC’s funding strategy continues to focus on diversification of funding sources, including secured financings and retail automotive portfolio sale transactions. While unsecured credit spreads have narrowed as compared to the second quarter of 2003, they still remain high as compared to historical levels reflecting the Company’s lower credit ratings (refer to the Credit Rating section of this MD&A). Management expects to continue to use diverse funding sources to maintain its financial flexibility and expects that access to the capital markets will be sufficient to meet the Company’s funding needs. In the event of a deterioration in the funding environment, management will adjust the funding and business strategy as necessary to meet the Company’s liquidity requirements.

Credit Ratings

Substantially all of the Company’s debt has been rated by nationally recognized statistical rating organizations. Concerns over the competitive and financial strength of GM, including how it will fund its pension and retiree health care liabilities, resulted in the Company experiencing a series of negative rating actions in the first half of 2003. However, in the second quarter of 2004, all of the nationally recognized rating agencies affirmed GMAC’s current ratings, with three out of four agencies maintaining a negative outlook.

The following summarizes GMAC’s current ratings, outlook and the date of last rating or outlook change by respective agencies.

	Commercial	Senior
Rating Agency	Paper	Debt	Outlook	Date of Last Action
Fitch	F-2	BBB+	Negative	June 19, 2003
Moody’s	Prime-2	A3	Negative	June 13, 2003
S&P	A-2	BBB	Negative	April 9, 2003
DBRS	R-1 (low)	A (low)	Stable	April 22, 2003

     Off-balance Sheet Activities

Off-balance Sheet Arrangements

The Company uses off-balance sheet entities as an integral part of its operating and funding activities. The entities include qualifying special purpose entities (QSPEs) and variable interest entities (VIEs) used for securitization transactions, mortgage warehouse facilities and other mortgage-related funding programs. The amounts outstanding in these off-balance sheet facilities have decreased since December 31, 2003 as the Company continues to utilize securitization transactions that, while similar in legal structure to off-balance sheet securitizations, are accounted for as secured financings and as the Company’s Mortgage operations have replaced various off-balance sheet facilities with consolidated funding facilities. The following table summarizes assets carried off-balance sheet in these entities.

	June 30,	December 31,
(in billions)	2004	2003
Securitization (a)
Retail finance receivables	$7.1	$9.5
Wholesale loans	17.2	21.1
Mortgage loans	66.2	63.0
Collateralized debt obligations (b)	2.7	3.5
Tax-exempt related securities	1.2	1.1

Total securitization	94.4	98.2
Other off-balance sheet activities
Mortgage warehouse	4.9	5.6
Other mortgage	7.8	7.6

Total off-balance sheet activities	$107.1	$111.4

(a)	Represents securitizations of automotive financial receivables and mortgage loans accounted for as sales under SFAS 140, as further described in Note 8 to the Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K.

(b)	Includes securitization of mortgage-backed securities, some of which are backed by securitized mortgage loans as reflected in the above table.

Securitization

As part of its ongoing operations and overall funding and liquidity strategy, the Company securitizes consumer automotive finance retail contracts, automotive leases, wholesale loans, mortgage loans, commercial mortgage securities, asset-backed securities, real estate

Management’s Discussion and Analysis
General Motors Acceptance Corporation

investment trust debt and tax-exempt related securities. Securitization of assets allows the Company to diversify funding sources and to support the core activities of the Mortgage operations relative to originating and purchasing mortgage loans to generate origination and servicing income. Termination of GMAC’s securitization activities would reduce funding sources and disrupt the core auto finance and mortgage banking activities, adversely impacting the Company’s operating profit.

As part of the program, assets are generally sold to bankruptcy-remote subsidiaries of the Company. These bankruptcy remote subsidiaries are separate legal entities that assume the risk and reward of ownership of the receivables. Neither the Company nor these subsidiaries are responsible for the other entities’ debts, and the assets of the subsidiaries are not available to satisfy the claims of the Company or its creditors. In turn, the bankruptcy-remote subsidiaries establish separate trusts to which they transfer the assets in exchange for the proceeds from the sale of asset- or mortgage-backed securities issued by the trust. The trusts’ activities are generally limited to acquiring the assets, issuing asset- or mortgage-backed securities, making payments on the securities, and periodically reporting to the investors. Due to the nature of the assets held by the trusts and the limited nature of each trust’s activities, most trusts are QSPEs in accordance with SFAS 140. In accordance with SFAS 140, assets and liabilities of the QSPEs are not consolidated in the Company’s Consolidated Balance Sheet.

As part of the Company’s securitization program, GMAC generally agrees to service the transferred assets for a fee and may earn other related ongoing income. The Company retains servicing responsibilities and subordinated interest for all securitizations of retail automotive finance receivables and wholesale lines of credit. As servicer, GMAC generally receives a monthly fee stated as a percentage of the outstanding sold receivables. For retail finance receivables where GMAC is paid a fee, the Company has concluded that the fee represents adequate compensation as a servicer and, as such, no servicing asset or liability is recognized. Considering the short-term revolving nature of wholesale lines of credit, no gain (or servicing asset or liability) is recognized upon securitization of the loans. In certain retail securitization transactions, retail receivables are sold on a “fully serviced basis” whereby there is no servicing compensation and, as such, a servicing liability is established and recorded in other liabilities. For mortgage servicing, the Company capitalizes the value expected to be realized from performing specified residential and commercial mortgage servicing activities as mortgage servicing rights (refer to Note 5 to the Consolidated Financial Statements).

The Company also may retain a portion of senior and subordinated interests issued by the trusts. For transactions accounted for as sales these interests are reported as investment securities in the Company’s Consolidated Balance Sheet. Subordinate interests typically provide credit support to the more highly rated senior interests in a securitization transaction and may be subject to all or a portion of the first loss position related to the sold assets. An amount totaling $56 million and $83 million at June 30, 2004 and December 31, 2003, respectively, has been established for expected credit losses on automotive finance receivables securitized in off-balance sheet transactions. Such amounts are included in the fair value of the retained interests, which are classified as investment securities. The Company also purchases derivative financial instruments in order to facilitate securitization activities.

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

The Company’s collateralized debt obligation (CDO) securitization program includes the securitization of commercial mortgage securities, asset-backed securities, real estate investment trust debt, commercial mortgage loans and subordinated loan participations. Some of the CDOs sponsored by the Company are QSPEs and are therefore not consolidated by the Company. In addition, certain CDOs represent VIEs in which GMAC is not considered to be the primary beneficiary and are therefore also not consolidated. Under the CDO arrangements, GMAC and other unaffiliated parties each contribute a portion of the total collateral underlying the CDO investments. GMAC may hold subordinated interests, including partial first loss positions in CDO investments, and may act as collateral manager for the entity. The subordinated interests are carried as trading or available for sale securities in the Company’s Consolidated Balance Sheet.

The Company’s tax-exempt related securitizations include the tender option bond (TOB) and tax exempt conduit (TEC) programs. Under the TOB program, the Company acquires long-term, tax-exempt, fixed rate municipal bonds (generally AAA- and AA-rated), deposits them into a QSPE (TOB Trust), securitizes them with a tender option (also known as a put option), and resells the newly created short-term, tax-exempt notes to third party investors. The tender option allows the holder of the short-term notes to put back its interest to the liquidity bank or remarketing agent for cash at any time. The Company’s retained interests reflect the difference between the interest on the fixed rate bond and the rate required to market the short-term notes. The Company is not obligated to repurchase or redeem the short term notes before maturity. However, should the remarketing agent be unable to remarket the short term notes, the Trustee would liquidate the TOB Trust assets which could result in losses to the Company.

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

Management’s Discussion and Analysis
General Motors Acceptance Corporation

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

The Company has also entered into agreements to provide credit loss protection for certain high loan-to-value (HLTV) mortgage loan securitization transactions. GMAC is required to perform on its guaranty obligation when the security credit enhancements are exhausted and losses are passed through to investors. The guarantees terminate the first calendar month during which the security aggregate note amount is reduced to zero.

Certain of the Company’s securitization transactions, while similar in legal structure to the transactions described above (i.e., the assets are legally sold to a bankruptcy remote subsidiary), do not meet the isolation and control criteria of SFAS 140 and are therefore accounted for as secured financings. As secured financings, the underlying automotive finance retail contracts, automotive leases or mortgage loans remain on the balance sheet with the corresponding obligation (consisting of the debt securities issued) reflected as debt. The Company recognizes income on the finance receivables and loans and interest expense on the securities issued in the securitization and provides for credit losses as incurred over the life of the securitization. Approximately $70.3 billion and $61.6 billion of finance receivables, automotive leases and loans were related to secured financings at June 30, 2004, and December 31, 2003, respectively.

Other Off-Balance Sheet Entities

The Company also uses other off-balance sheet entities for operational and liquidity purposes which are in addition to the securitization activities that are part of the transfer and servicing of financial assets under SFAS 140 (as described above). The purposes and activities of these entities vary, with some entities classified as QSPEs under SFAS 140 and others, whose activities are not sufficiently limited to meet the QSPE criteria of SFAS 140, are considered to be VIEs and are accounted for in accordance with Interpretation No. 46R Consolidation of Variable Interest Entities.

Interests in the off-balance sheet transactions that are retained by the Company (including consolidated subsidiaries) are included in the Consolidated Balance Sheet. Certain of the structures contain provisions that require the Company to purchase from the entities, or in some cases alternatively finance, specific assets that cease to satisfy eligibility requirements. The transactions involving off-balance sheet arrangements require that the assets funded by such facilities meet certain eligibility criteria, which are enforced through the requirement that GMAC continuously satisfy specific representations and warranties or covenants (referred to as representations and warranties). If an asset fails to meet the criteria then, pursuant to the representations and warranties contained in the transaction documents, the Company (or its subsidiaries) is required to purchase the related asset from the facility.

These purchases occur in the normal course of business and can occur for a variety of reasons. For automotive finance receivables the most common reason for the purchase of individual receivables is the enforcement of representations and warranties, which require the Company to avoid changes to the character of the pool of receivables, which might have arisen due to the failure of specific assets to continue to meet the applicable eligibility criteria. Similarly, for mortgage-related receivables, purchases are generally required if one of the various eligibility criteria (e.g., credit quality, delinquency status and number of days in facility) or representations and warranties are not satisfied. For example, a mortgage related asset could be required to be purchased from a facility if the underlying mortgage loan documents are not received within a pre-determined time frame. The Company purchased $1.0 billion and $3.3 billion in loans and receivables under these provisions in the first six months of 2004 and for the full year 2003, respectively. GMAC recognized no gain or loss upon purchase of the assets.

With respect to certain mortgage warehouse facilities, if specific eligibility criteria (primarily credit quality, delinquency status and number of days in facility) are not continuously satisfied with respect to the overall pool of assets in such a facility then, although the non-conforming assets may not have to be purchased by the Company, the non-conforming assets would no longer be eligible for funding by that facility. This eligibility requirement is in addition to the Company’s repurchase obligations relating to the failure of individual assets to satisfy eligibility requirements. Depending upon the asset borrowing base remaining at the time an asset is deemed ineligible, for funding purposes GMAC may be required to either sell more assets to the facility or reduce the amount borrowed (through the sale of other assets held by the facility) to remain in compliance with collateral requirements, as defined in the transaction documents.

Mortgage loans held for sale and mortgage receivables, such as warehouse lines of credit, are from time-to-time sold to off-balance sheet facilities as part of the Company’s liquidity management program. As previously described, the Company (through its mortgage company subsidiaries) is required to purchase assets pursuant to the representations and warranties in the transaction documents. In addition, the Company (through its mortgage company subsidiaries) has the ability to purchase assets under certain of these facilities through its exercise of a conditional call right, in accordance with the facilities legal documents. These mortgage warehouse structures hold beneficial interests in assets which are paid when conditional calls relating to the underlying assets are exercised. The calls are exercised when it is necessary to deliver an underlying asset to or for the benefit of a purchaser (that is not affiliated with the Company), pursuant to a binding contract for sale under which the purchaser has agreed to purchase the asset for at least its fair

Management’s Discussion and Analysis
General Motors Acceptance Corporation

value. Consistent with the provisions of paragraph 87 of SFAS 140, the call is not optional on the Company’s part when exercised, and cannot be triggered unilaterally by GMAC, its affiliates or agents. This conditional call was exercised on approximately $22.7 billion and $65.1 billion of assets (at par) during the first six months of 2004 and the full year 2003, respectively, all of which were sold to third parties, which triggered the calls pursuant to the agreements. GMAC recognized no gain or loss upon purchase of the assets.

The Company may also act as a counterparty in derivative financial instruments with these entities to facilitate transactions. Although representing effective risk management techniques, these derivative financial instrument positions do not qualify for hedge accounting treatment because the assets or liabilities that are economically hedged are carried off-balance sheet. As such, these derivative financial instruments are reported in the Company’s Consolidated Balance Sheet at market value, with valuation adjustments reflected in the Consolidated Statement of Income on a current period basis. Included in the Company’s derivative financial instrument positions are put options held by third party banks covering $0.4 billion in mortgage loans at June 30, 2004 and December 31, 2003. In the event of a concurrent exercise of these puts by the holders, GMAC would need to obtain additional financing to satisfy its obligations.

GMAC does not guarantee debt issued in connection with any of its off-balance sheet facilities, nor guarantee the liquidity support (to the extent applicable) that is provided by third-party banks. Further, there are no recourse provisions that would permit holders to put the related debt obligations back to GMAC. In the event that liquidity banks fail to renew their commitment (which commitments may be subject to periodic renewal) and GMAC is unable to find replacement liquidity support or alternative financing, the outstanding commercial paper would be paid with loans from participating banks, and proceeds from the underlying assets would be used to repay the banks. Finally, none of these entities related to its off-balance sheet facilities owns stock of GMAC or any of its affiliates.

The Company’s more significant off-balance sheet entities are described as follows:

•	Mortgage warehouse funding — GMAC uses several off-balance sheet warehouse funding vehicles to accumulate both residential and commercial mortgage loans, or senior beneficial interests in mortgage loans, pending permanent sale or securitization. Net assets in these facilities totaled $4.9 billion and $5.6 billion at June 30, 2004 and December 31, 2003, respectively. This decline reflects primarily the replacement of off-balance sheet facilities with consolidated funding facilities. Funding for the assets is provided through the issuance of commercial paper by a GMAC- or bank-sponsored entity or by third-party financing. A number of the facilities aggregating $4.1 billion and $3.6 billion outstanding at June 30, 2004 and December 31, 2003, respectively, provide committed funding for the term of the facility agreement. Under the remaining facilities aggregating $0.8 billion and $2.0 billion outstanding at June 30, 2004 and December 31, 2003, respectively, funding is at the discretion of the sponsoring bank or third party. Failure of the committed facility providers to renew the commitments (which commitments may be subject to periodic renewal), or of the uncommitted facility providers to continue accepting loans, would require GMAC to find alternative financing sources for these assets. The Company serves as administrator for the GMAC sponsored commercial paper conduit (referred to as Mortgage Interest Networking Trust or MINT). Refer to Note 9 of the Consolidated Financial Statements for additional discussion of mortgage-warehouse funding activities.

•	Other mortgage funding — GMAC also uses off-balance sheet QSPEs and third-party facilities to finance mortgage-related products, government agency conforming, defaulted government-insured or guaranteed mortgage loans and warehouse and construction loans. Net assets in these facilities totaled $7.8 billion and $7.6 billion at June 30, 2004 and December 31, 2003, respectively. Funding for the assets is provided by either a GMAC- or bank-sponsored commercial paper conduit or by third party financing. Nearly all of these facilities ($7.5 billion and $7.4 billion outstanding at June 30, 2004 and December 31, 2003, respectively) are committed for the term of the agreement, with the balance at the discretion of the third party. Failure of the committed facility providers to renew the commitments, or of the uncommitted facility providers to continue accepting loans would require GMAC to find alternative financing sources for these assets.

•	Interests in real estate partnerships — The Company’s Mortgage operations syndicate investments in real estate partnerships to unaffiliated investors and, in certain partnerships, guarantee the timely payment of a specified return to those investors. Returns to investors in the partnerships syndicated by the Company are derived from tax credits and tax losses generated by underlying operating partnership entities that develop, own, and operate affordable housing properties throughout the United States. Syndicated real estate partnerships that contain a guarantee are reflected in the Company’s financial statements under the financing method. In addition, the Company has variable interests in the underlying operating partnerships (primarily in the form of limited partnership interests) where GMAC is not the primary beneficiary of and, as a result, is not required to consolidate these entities under FIN 46. Assets outstanding in the guaranteed syndicated real estate partnerships approximated $3.8 billion at June 30, 2004. GMAC’s exposure to loss at such time was $885 million, representing the amount payable to investors in the event of liquidation of the partnerships. The Company’s exposure to loss increases as unaffiliated investors place additional guaranteed commitments with the Company. Considering such committed amounts, the Company’s exposure to loss in future periods is not expected to exceed $1.3 billion. Refer to Note 9 of the Consolidated Financial Statements for further discussion of interests in real estate partnerships.

•	New Center Asset Trust (NCAT) — NCAT is a QSPE that was established for the purpose of purchasing and holding privately issued asset-backed securities created in GMAC’s automotive finance asset securitization program, as previously described. NCAT funds the activity through the issuance of asset-backed commercial paper and equity certificates. NCAT acquires the asset-backed securities from special purpose trusts established by the Company’s limited purpose bankruptcy-remote subsidiaries. As of June 30, 2004, NCAT had $8.8 billion in asset-backed securities, which were supported by $8.5 billion in commercial paper and $0.6 billion in equity owned by investors not affiliated with the Company. The Company acts as administrator of NCAT to provide for the administration of the trust. NCAT maintains

Management’s Discussion and Analysis
General Motors Acceptance Corporation

a $19.5 billion revolving credit agreement characterized as a liquidity and receivables purchase facility to support its issuance of commercial paper (see Note 6 to the Consolidated Financial Statements). The assets underlying the NCAT securities are retail finance receivables and wholesale loans that are securitized as a part of GMAC’s automotive finance funding strategies. As such, the $8.8 billion of NCAT securities outstanding at June 30, 2004 are considered in the non-mortgage securitization amounts presented in the foregoing table.

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

SAB 105 — In March 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments, that summarizes the views of the staff regarding the application of GAAP to loan commitments accounted for as derivative instruments. SAB 105 is effective for commitments to originate or purchase loans to be held for sale and for commitments to purchase loans to be held for investment (also referred to as interest rate lock commitments, or IRLCs) that are entered into after March 31, 2004. SAB 105 provides specific guidance on the measurement of loan commitments accounted for at fair value, specifying that fair value measurement exclude any expected future cash flows related to the customer relationship or loan servicing.

Prior to April 1, 2004, upon entering into the commitment, GMAC recognized loan commitments at fair value based on expected future gain on sale, including an estimate of the future MSR. For certain products, the future gain on sale (exclusive of MSR value) was known based on transparent pricing in an active secondary market and was included in current period earnings. Any additional value associated with the loan commitments (including the future value of the MSR) was deferred and recognized in earnings at the time of the sale (or securitization). As a result of SAB 105, effective April 1, 2004, GMAC no longer recognizes the value of the commitment at the time of the rate lock. However, subsequent changes in value from the time of the lock are recognized as assets or liabilities, with a corresponding adjustment to current period earnings, but exclude any future MSR value. Upon sale of the loan, the initial estimated value associated with the rate lock, along with the MSR, are recognized as part of the gain on sale. The impact of adopting the provisions of SAB 105 resulted in a deferral in the timing of recognizing the value of certain loan commitments, but did not have a material impact on the Company’s financial condition or results of operations.

EITF 03-1 — In March 2004, the Emerging Issues Task Force released EITF Issue No. 03-1 (EITF 03-1), The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired and applies to investments classified as either available for sale or held to maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, (including individual securities and investments in mutual funds), and investments accounted for under the cost method or equity method. In addition, EITF 03-1 contains disclosure requirements for impairments that have not been recognized as other than temporary. The provisions of EITF 03-1 are effective for reporting periods beginning after June 15, 2004. The effective dates for the disclosure requirements of EITF 03-1 vary depending on the type of investment being considered, with the first effective date for fiscal years ending after December 15, 2003. Management is currently assessing the impact of this guidance on the financial statements of the Company.

     Consolidated Operating Results

The following section provides a discussion of GMAC’s consolidated results of operations as displayed in the Consolidated Statement of Income. The individual business segment sections of this MD&A provide a further discussion of the operating results.

Revenues

Total financing revenue increased by $309 million and $913 million, respectively, in the second quarter and first six months of 2004. Financing revenue at the Company’s Mortgage operations increased ($412 million and $900 million, respectively, in the second quarter and six months ended June 30, 2004) due to the increased use of secured financing structures for residential mortgage loans. Negatively impacting financing revenue was a decrease in operating lease income caused by decline in both the operating lease portfolio and related asset-earning rate. However, partially offsetting the decrease in operating lease revenue were increases in payments from GM for leases terminated early under “pull-ahead” programs.

Consistent with the increase in debt to fund the growth in assets, interest and discount expense in 2004 increased by $374 million and $785 million, respectively, for the second quarter and six months ended as June 30, 2004 as compared to 2003. The provision for

Management’s Discussion and Analysis
General Motors Acceptance Corporation

credit losses was negatively impacted by increased loss provisions on the Company’s mortgage loan portfolio but favorably impacted by reduced credit loss provisions on the consumer automotive portfolio, resulting in a net $31 million and $42 million increase for the second quarter and six months ended June 30, 2004 as compared to 2003. The increase in insurance premiums and service revenue earned in the second quarter of 2004 was related to volume and rate increases at the Company’s Insurance operations.

Mortgage banking income declined by $172 million and $402 million, respectively, in the second quarter and first six months of 2004. Decreased loan production along with lower pricing margins resulted in a decrease in gains from the sale of mortgage loans. Amortization and impairment of mortgage servicing rights (net of impacts from mortgage servicing rights hedging activities) decreased primarily due to adjustments to the mortgage servicing rights valuation allowance consistent with the increase in interest rates in 2004 as compared to 2003.

The increase in investment income was due primarily to increases in investment income in the Insurance operation’s investment portfolio. General improvements in the equity markets contributed to the net capital gains realized in the second quarter of 2004 as compared to net capital losses (including the recognition of other than temporary impairment) in the second quarter of 2003.

Expenses

Depreciation expense decreased due to the lower amount of operating lease assets and improved remarketing results on off-lease vehicles. Compensation and benefits expense in the second quarter and first six months of 2004 was consistent with 2003 levels, increasing by only 2% and 3% respectively. Increases in the Financing operations, caused by higher pension and postretirement allocations from GM, were somewhat offset by declines in the Mortgage operations (consistent with the decreased production levels). The increase in insurance losses and loss adjustment expenses was primarily due to higher written premium and service revenue volumes.

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

Controls and Procedures
General Motors Acceptance Corporation

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, GMAC’s Chairman (Principal Executive Officer) and GMAC’s Executive Vice President and Chief Financial Officer (Principal Financial Officer) evaluated, with the participation of GMAC’s management, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, GMAC’s Principal Executive and Principal Financial Officer each concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Other Information
General Motors Acceptance Corporation

     Legal Proceedings

GMAC is subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against it. The Company did not become party to any material pending legal proceedings during the six-month period ended June 30, 2004, or during the period from June 30, 2004 to the filing date of this report.

     Exhibits and Reports on Form 8-K

(a)	Exhibits — The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report. Such Index is incorporated herein by reference.

(b)	Reports on Form 8-K — The Company filed the following Current Reports on Form 8-K during the second quarter:

•	On April 20, 2004, under Item 12, Results of Operations and Financial Condition, summarizing financial results for the quarter ended March 31, 2004.

•	On April 29, 2004, under Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure, containing presentation materials.

•	On April 30, 2004, under Item 5, Other Events, containing the news release of Moody’s Investor Service describing the confirmation of GMAC’s credit ratings.

No other reports on Form 8-K were filed during the second quarter; however,

•	On July 21, 2004, under Item 12, Results of Operations and Financial Condition, the Company filed a Current Report on Form 8-K summarizing financial results for the quarter ended June 30, 2004.

Pursuant to General Instruction B of Form 8-K, reports submitted under Item 9 and 12 are not deemed to be “filed” for the purpose of Section 18 of the Securities and Exchange Act of 1934 and are not subject to the liabilities of that section. GMAC is not incorporating, and will not incorporate by reference, these reports into a filing under the Securities Act or the Exchange Act.

Signatures
General Motors Acceptance Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 4th day of August, 2004.

General Motors Acceptance Corporation
(Registrant)

/s/ SANJIV KHATTRI

Sanjiv Khattri
Executive Vice President and
Chief Financial Officer

/s/ LINDA K. ZUKAUCKAS

Linda K. Zukauckas
Controller and Principal Accounting Officer

Index of Exhibits
General Motors Acceptance Corporation

Exhibit	Description	Method of Filing
3.1	Certificate of Incorporation of GMAC Financial Services Corporation dated February 20, 1997	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-3754); incorporated herein by reference.

3.2	Certificate of Merger of GMAC and GMAC Financial Services Corporation dated December 17, 1997	Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-3754); incorporated herein by reference.

3.3	By-Laws of General Motors Acceptance Corporation as amended through April 1, 2004	Filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 1-3754); incorporated herein by reference.

4.1	Form of Indenture dated as of July 1, 1982 between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115; incorporated herein by reference.

4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653; incorporated herein by reference.

4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236; incorporated herein by reference.

4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183; incorporated herein by reference.

4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705; incorporated herein by reference.

4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463; incorporated herein by reference.

4.2	Form of Indenture dated as of September 24, 1996 between the Company and The Chase Manhattan Bank, Trustee, relating to SmartNotes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023; incorporated herein by reference.

4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207; incorporated herein by reference.

4.3	Form of Indenture dated as of October 15, 1985 between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 2-99057; incorporated herein by reference.

4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-4661; incorporated herein by reference.

4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company’s Registration Statement No. 33-6717; incorporated herein by reference.

4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company’s Registration Statement No. 33-12059; incorporated herein by reference.

4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company’s Registration Statement No. 33-26057; incorporated herein by reference.

Index of Exhibits
General Motors Acceptance Corporation

Exhibit	Description	Method of Filing
4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company’s Registration Statement No. 33-31596; incorporated herein by reference.

4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

4.3.7	Form of Seventh Supplemental Indenture dated as of June 15, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

4.4	Form of Indenture dated as of December 1, 1993 between the Company and Citibank, N.A., Trustee, relating to Medium-Term Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 33-51381; incorporated herein by reference.

4.4.1	Form of First Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.4	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-59551; incorporated herein by reference.

12	Computation of ratio of earnings to fixed charges	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

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