Form 10-Q
period 2004-09-30
GENERAL MOTORS ACCEPTANCE CORP
filed 2004-11-10
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number: 1-3754

GENERAL MOTORS ACCEPTANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-0572512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of September 30, 2004, there were outstanding 10 shares of the issuer’s $.10 par value common stock.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

* Item is omitted pursuant to the Reduced Disclosure Format, as set forth on the cover page of this filing.

Condensed Consolidated Statement of Income (unaudited)
General Motors Acceptance Corporation

	Third Quarter		Nine Months
Period ended September 30, (in millions)	2004	2003	2004	2003
Revenue
Consumer	$2,543	$2,165	$7,496	$6,139
Commercial	532	450	1,559	1,437
Loans held for sale	238	282	770	822
Operating leases	1,661	1,718	5,018	5,173

Total financing revenue	4,974	4,615	14,843	13,571
Interest and discount expense	(2,367)	(1,959)	(6,801)	(5,608)

Net financing revenue before provision for credit losses	2,607	2,656	8,042	7,963
Provision for credit losses	(537)	(445)	(1,361)	(1,229)

Net financing revenue	2,070	2,211	6,681	6,734
Insurance premiums and service revenue earned	907	762	2,643	2,257
Mortgage banking income	544	449	1,726	2,033
Investment income	205	288	660	664
Other income	936	783	2,510	2,276

Total net revenue	4,662	4,493	14,220	13,964
Expense
Depreciation expense on operating lease assets	1,245	1,278	3,727	3,767
Compensation and benefits expense	723	751	2,185	2,171
Insurance losses and loss adjustment expenses	578	562	1,774	1,683
Other operating expenses	1,148	898	2,973	2,872

Total noninterest expense	3,694	3,489	10,659	10,493
Income before income tax expense	968	1,004	3,561	3,471
Income tax expense	312	374	1,259	1,308

Net income	$656	$630	$2,302	$2,163

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
General Motors Acceptance Corporation

	September 30,	December 31,
(in millions)	2004	2003
Assets
Cash and cash equivalents	$24,417	$17,976
Investment securities	12,979	13,200
Loans held for sale	20,116	19,609
Finance receivables and loans, net of unearned income
Consumer	151,266	134,511
Commercial	45,540	43,046
Allowance for credit losses	(3,412)	(3,195)

Total finance receivables and loans, net	193,394	174,362
Investment in operating leases, net	25,533	24,368
Notes receivable from General Motors	4,486	3,151
Mortgage servicing rights, net	3,775	3,720
Premiums and other insurance receivables	1,951	1,960
Other assets	25,158	29,817

Total assets	$311,809	$288,163

Liabilities
Debt
Unsecured	$170,005	$169,839
Secured	89,388	69,023

Total debt	259,393	238,862
Interest payable	2,922	3,122
Unearned insurance premiums and service revenue	4,621	4,228
Reserves for insurance losses and loss adjustment expenses	2,474	2,340
Accrued expenses and other liabilities	17,390	15,725
Deferred income taxes	2,245	3,650

Total liabilities	289,045	267,927
Stockholder’s equity
Common stock, $.10 par value (10,000 shares authorized, 10 shares issued and outstanding) and paid-in capital	5,770	5,641
Retained earnings	16,380	14,078
Accumulated other comprehensive income	614	517

Total stockholder’s equity	22,764	20,236

Total liabilities and stockholder’s equity	$311,809	$288,163

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statement of Changes in Stockholder’s Equity (unaudited)
General Motors Acceptance Corporation

Nine months ended September 30, (in millions)	2004	2003
Common stock and paid-in capital
Balance at beginning of year	$5,641	$5,641
Increase in paid-in capital	129	—

Balance at September 30,	5,770	5,641

Retained earnings
Balance at beginning of year	14,078	12,285
Net income	2,302	2,163

Balance at September 30,	16,380	14,448

Accumulated other comprehensive income (loss)
Balance at beginning of year	517	(95)
Other comprehensive income	97	220

Balance at September 30,	614	125

Total stockholder’s equity
Balance at beginning of year	20,236	17,831
Increase in paid-in capital	129	—
Net income	2,302	2,163
Other comprehensive income	97	220

Total stockholder’s equity at September 30,	$22,764	$20,214

Comprehensive income
Net income	$2,302	$2,163
Other comprehensive income	97	220

Comprehensive income	$2,399	$2,383

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
General Motors Acceptance Corporation

Nine months ended September 30, (in millions)	2004	2003
Operating activities
Net cash provided by operating activities	$8,970	$6,372

Investing activities
Purchases of available for sale securities	(7,602)	(5,561)
Proceeds from sales of available for sale securities	2,338	5,192
Proceeds from maturities of available for sale securities	4,820	1,564
Maturities and purchases of held to maturity securities, net	2	25
Acquisitions of finance receivables and loans, net	(93,163)	(103,811)
Proceeds from sales of finance receivables and loans	79,430	76,177
Purchases of operating lease assets	(10,364)	(8,719)
Disposals of operating lease assets	5,748	7,586
Purchases and originations of mortgage servicing rights, net	(1,151)	(1,988)
Change in notes receivable from General Motors	(1,280)	(67)
Acquisitions of subsidiaries, net of cash acquired	9	(142)
Other, net	(78)	(33)

Net cash used in investing activities	(21,291)	(29,777)

Financing activities
Net change in short-term debt	3,065	134
Proceeds from issuance of long-term debt	56,659	62,803
Repayments of long-term debt	(44,750)	(27,796)
Other financing activities	3,763	1,606

Net cash provided by financing activities	18,737	36,747

Effect of exchange rates on cash and cash equivalents	25	133

Net increase in cash and cash equivalents	6,441	13,475
Cash and cash equivalents at beginning of year	17,976	8,103

Cash and cash equivalents at September 30,	$24,417	$21,578

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

1 Basis of Presentation

General Motors Acceptance Corporation (GMAC or the Company) is a wholly-owned subsidiary of General Motors Corporation (General Motors or GM). The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and those variable interest entities (VIEs) where GMAC is the primary beneficiary, after eliminating all significant intercompany balances and transactions.

The condensed consolidated financial statements as of September 30, 2004 and for the third quarter and nine month periods ended September 30, 2004 and 2003 are unaudited but, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain prior period amounts have been reclassified to conform to the current period presentation.

The interim period consolidated financial statements, including the related notes, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in GMAC’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the United States Securities and Exchange Commission (SEC) on March 9, 2004.

Effective September 30, 2004, as a result of reconsidering particular transaction provisions, the accounting treatment for the transfer of certain mortgage assets that historically had been recognized as sales was deemed inappropriate and therefore, was changed prospectively to reflect the transactions as secured borrowings under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). The impact resulted in a $6.8 billion increase in assets ($3.3 billion in loans held for sale and $3.5 billion in commercial finance receivables) with a corresponding increase in secured debt. Historically, these assets (and related obligations) were included in the Company’s off-balance sheet disclosures as mortgage warehouse and other mortgage funding facilities. This change did not have a material impact on the Company’s Condensed Consolidated Statements of Income or Cash Flows for all periods presented.

Recently Issued Accounting Standards

FASB Interpretation No. 46R — In December 2003, the Financial Accounting Standards Board (FASB) released a revision to Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R) to clarify some of the provisions of the original interpretation (FIN 46) and to exempt certain entities from its requirements. FIN 46R provides special effective date provisions to enterprises that fully or partially applied FIN 46 prior to the issuance of the revised interpretation. In particular, entities that had already adopted FIN 46 were not required to adopt FIN 46R until the quarterly reporting period ended March 31, 2004. Since GMAC adopted FIN 46 effective July 1, 2003, the Company adopted FIN 46R for the period ended March 31, 2004. Among other matters, FIN 46R changed the primary beneficiary analysis of variable interest entities as it relates to fees paid to decision makers. However, these changes did not impact the conclusions of the Company’s primary beneficiary analysis previously reached under FIN 46 and, as such, the adoption of FIN 46R did not impact the Company’s financial condition or results of operations.

SAB 105 — In March 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105), that summarizes the views of the staff regarding the application of GAAP to loan commitments accounted for as derivative instruments. SAB 105 is effective for commitments to originate or purchase loans to be held for sale and for commitments to purchase loans to be held for investment (also referred to as interest rate lock commitments, or IRLCs) that are entered into after March 31, 2004. SAB 105 provides specific guidance on the measurement of loan commitments accounted for at fair value, specifying that fair value measurement exclude any expected future cash flows related to the customer relationship or loan servicing.

Prior to April 1, 2004, upon entering into the commitment, GMAC recognized loan commitments at fair value based on expected future gain on sale, including an estimate of the future mortgage servicing rights (MSRs). For certain products, the future gain on sale (exclusive of MSR value) was known based on transparent pricing in an active secondary market and was included in current period earnings. Any additional value associated with the loan commitments (including the future value of the MSR) was deferred and recognized in earnings at the time of the sale (or securitization) of the loan. As a result of SAB 105, effective April 1, 2004, GMAC no longer recognizes the value of the commitment at the time of the rate lock. However, subsequent changes in value from the time of the lock are recognized as assets or liabilities, with a corresponding adjustment to current period earnings, but exclude any future MSR value. Upon sale of the loan, the initial estimated value associated with the rate lock, along with the MSR, are recognized as part of the gain on sale (or securitization). The impact of adopting the provisions of SAB 105 resulted in a deferral in the timing of recognizing the value of certain loan commitments, but did not have a material impact on the Company’s financial condition or results of operations.

EITF 03-1 — In March 2004, the Emerging Issues Task Force released EITF Issue No. 03-1, The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is other than temporarily impaired and applies to investments classified as either available for sale or held to maturity under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities (including individual securities and investments in mutual funds), and investments accounted for under the cost method. In addition, EITF 03-1 contains disclosure requirements for impairments that have not been recognized as other than temporary. In October 2004, the FASB voted to delay the effective date of the recognition and measurement provisions related to determining other than temporary impairment on available for sale securities. The effective dates for

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

the disclosure requirements vary depending on the type of investment being considered, with the first effective date for fiscal years ending after December 15, 2003. Management is monitoring the ongoing discussions by the FASB related to this issue in order to assess the potential impact of this guidance on the financial statements of the Company.

2 Mortgage Banking Income

     The following table presents the components of mortgage banking income

	Third Quarter		Nine Months
Period ended September 30, (in millions)	2004	2003	2004	2003
Mortgage servicing fees	$363	$378	$1,121	$1,077
Amortization and impairment of mortgage servicing rights (a)	(367)	(670)	(866)	(1,805)
Net gains on derivatives (b)	208	73	253	526

Net loan servicing income (loss)	204	(219)	508	(202)
Gains from sales of loans	111	500	666	1,743
Mortgage processing fees	79	78	167	221
Other	150	90	385	271

Mortgage banking income	$544	$449	$1,726	$2,033

(a)	Includes additions to the valuation allowance representing impairment considered to be temporary.

(b)	Includes SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), hedge ineffectiveness, amounts excluded from the hedge effectiveness calculation, and the change in the value of derivatives not qualifying for hedge accounting.

3 Other Income

Details of other income were as follows:

	Third Quarter		Nine Months
Period ended September 30, (in millions)	2004	2003	2004	2003
Automotive receivable securitizations and sales
Gains (losses) on sales	$106	$145	$415	$462
Interest on cash deposits	12	9	44	32
Service fees	14	8	41	31
Other	10	19	45	51

Total automotive receivable securitizations and sales	142	181	545	576
Other interest income	63	82	208	158
Real estate services	145	128	357	305
Interest and service fees on transactions with GM	102	84	271	283
Interest on cash equivalents	74	40	151	104
Full service leasing fees	35	42	111	100
Insurance service fees	34	30	100	88
Late charges & other administrative fees	40	28	119	82
Factoring commissions	19	20	58	57
Specialty lending fees	17	16	46	43
Fair value adjustment on certain derivatives (a)	15	(33)	(25)	(65)
Other	250	165	569	545

Other income	$936	$783	$2,510	$2,276

(a)	Refer to Note 7 to the Condensed Consolidated Financial Statements for a description of the Company’s derivative and hedging activities.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

4 Finance Receivables and Loans

The composition of finance receivables and loans was as follows:

	September 30, 2004			December 31, 2003
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer
Retail automotive	$72,611	$17,628	$90,239	$71,512	$16,692	$88,204
Residential mortgages	57,253	3,774	61,027	44,281	2,026	46,307

Total consumer	129,864	21,402	151,266	115,793	18,718	134,511
Commercial
Automotive
Wholesale	16,012	7,046	23,058	17,433	8,069	25,502
Leasing and lease financing	477	960	1,437	477	983	1,460
Term loans to dealers and other	2,912	643	3,555	3,327	746	4,073
Commercial and industrial	12,111	2,259	14,370	7,689	2,089	9,778
Real estate construction	2,853	113	2,966	1,966	87	2,053
Commercial mortgage	116	38	154	130	50	180

Total commercial	34,481	11,059	45,540	31,022	12,024	43,046

Total finance receivables and loans (a)(b)	$164,345	$32,461	$196,806	$146,815	$30,742	$177,557

(a)	Total is net of unearned income of $7,385 and $7,347 as of September 30, 2004 and December 31, 2003, respectively.

(b)	As further discussed in Note 6 to the Condensed Consolidated Financial Statements, certain of the Company’s finance receivables and loans serve as collateral under secured financing arrangements.

The following table presents an analysis of the activity in the allowance for credit losses on finance receivables and loans.

	2004			2003
Third quarter ended September 30, (in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance at beginning of period	$2,793	$454	$3,247	$2,558	$610	$3,168
Provision for credit losses	533	4	537	395	50	445
Charge-offs
Domestic	(372)	(3)	(375)	(312)	(25)	(337)
Foreign	(57)	(4)	(61)	(47)	(9)	(56)

Total charge-offs	(429)	(7)	(436)	(359)	(34)	(393)

Recoveries
Domestic	25	1	26	27	—	27
Foreign	20	1	21	5	1	6

Total recoveries	45	2	47	32	1	33

Net charge-offs	(384)	(5)	(389)	(327)	(33)	(360)
Impacts of foreign currency translation	6	—	6	6	(4)	2
Securitization activity	10	1	11	—	(1)	(1)

Allowance at September 30,	$2,958	$454	$3,412	$2,632	$622	$3,254

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

	2004			2003
Nine months ended September 30, (in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance at beginning of period	$2,686	$509	$3,195	$2,393	$646	$3,039
Provision for credit losses	1,344	17	1,361	1,135	94	1,229
Charge-offs
Domestic	(1,104)	(88)	(1,192)	(913)	(110)	(1,023)
Foreign	(179)	(6)	(185)	(121)	(11)	(132)

Total charge-offs	(1,283)	(94)	(1,377)	(1,034)	(121)	(1,155)

Recoveries
Domestic	79	4	83	79	2	81
Foreign	65	3	68	18	2	20

Total recoveries	144	7	151	97	4	101

Net charge-offs	(1,139)	(87)	(1,226)	(937)	(117)	(1,054)
Impacts of foreign currency translation	3	1	4	48	6	54
Securitization activity	64	14	78	(7)	(7)	(14)

Allowance at September 30,	$2,958	$454	$3,412	$2,632	$622	$3,254

5 Mortgage Servicing Rights

The following table summarizes mortgage servicing rights activity and related amortization.

	Third Quarter		Nine Months
Period ended September 30, (in millions)	2004	2003	2004	2003
Balance at beginning of period	$5,163	$4,876	$4,869	$4,601
Originations and purchases, net of sales	336	915	1,151	2,067
Amortization	(210)	(267)	(628)	(848)
SFAS 133 hedge valuation adjustments	(467)	609	(230)	313
Other than temporary impairment (a)	(13)	—	(353)	—

Balance at September 30,	4,809	6,133	4,809	6,133
Valuation allowance	(1,034)	(2,875)	(1,034)	(2,875)

Carrying value at September 30,	$3,775	$3,258	$3,775	$3,258

Estimated fair value at September 30,	$3,882	$3,333	$3,882	$3,333

The following table summarizes the change in the valuation allowance for mortgage servicing rights.

	Third Quarter		Nine Months
Period ended September 30, (in millions)	2004	2003	2004	2003
Valuation allowance at beginning of period	$890	$2,472	$1,149	$1,918
Increase (b)	157	403	238	957
Other than temporary impairment (a)	(13)	—	(353)	—

Valuation allowance at September 30,	$1,034	$2,875	$1,034	$2,875

(a)	Other than temporary impairment is based on a statistical analysis of historical changes in mortgage and other market interest rates to determine the amount that the mortgage servicing rights asset value will increase with only a remote possibility of occurring. The other than temporary impairment adjustment reduces the maximum potential future increase to the mortgage servicing rights carrying value (under the lower of cost or market accounting), but it has no impact on the net carrying value of the asset or on earnings.

(b)	Increases to the valuation allowance are recorded in mortgage banking income.

For a description of mortgage servicing rights and the related hedging strategy, refer to Notes 1 and 10 to the 2003 Annual Report on Form 10-K.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

6 Debt

Debt is presented below and is segregated between domestic and foreign based on the location of the office recording the transaction.

	September 30, 2004			December 31, 2003
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Short-term debt
Commercial paper	$7,140	$4,245	$11,385	$7,846	$5,311	$13,157
Demand notes	9,705	316	10,021	8,632	300	8,932
Bank loans and overdrafts	4,349	5,386	9,735	3,536	4,944	8,480
Repurchase agreements and other (a)	17,760	4,535	22,295	9,420	3,133	12,553

Total short-term debt	38,954	14,482	53,436	29,434	13,688	43,122
Long-term debt
Senior indebtedness
Due within one year	24,384	9,776	34,160	26,273	8,007	34,280
Due after one year	150,100	20,264	170,364	140,286	19,063	159,349

Total long-term debt	174,484	30,040	204,524	166,559	27,070	193,629
Fair value adjustment (b)	1,368	65	1,433	1,985	126	2,111

Total debt	$214,806	$44,587	$259,393	$197,978	$40,884	$238,862

(a)	Repurchase agreements consist of secured borrowing arrangements with third-parties at the Company’s mortgage operations. Other primarily includes non-bank secured borrowings.

(b)	To adjust designated fixed rate debt to fair value in accordance with SFAS 133.

The following summarizes assets that are restricted as collateral for the payment of certain debt obligations primarily arising from securitization transactions accounted for as secured borrowings, repurchase agreements and other collateralized arrangements.

(in millions)	September 30, 2004	December 31, 2003
Mortgage assets held for sale or held for investment	$75,695	$50,593
Retail automotive finance receivables	17,598	21,046
Investment securities	2,259	1,896
Investment in operating leases, net	1,210	—
Real estate investments and other assets	310	—

Total assets serving as collateral	$97,072	$73,535

Related secured debt	$89,388	$69,023

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

Liquidity Facilities
Liquidity facilities represent additional funding sources, if required. The financial institutions providing the uncommitted facilities are not legally obligated to fund such amounts. The following table summarizes the liquidity facilities maintained by the Company.

							Unused
	Committed		Uncommitted		Total liquidity		liquidity
	facilities		facilities		facilities		facilities
	Sept 30,	Dec 31,	Sept 30,	Dec 31,	Sept 30,	Dec 31,	Sept 30,	Dec 31,
(in billions)	2004	2003	2004	2003	2004	2003	2004	2003
Automotive operations:
Syndicated multi-currency global credit facility (a)	$8.9	$8.5	$—	$—	$8.9	$8.5	$8.9	$8.5
U.S. Mortgage operations (b)	—	—	7.8	3.9	7.8	3.9	4.1	1.6
Other
U.S. asset-backed commercial paper liquidity and receivables facilities (c)	22.9	22.6	—	—	22.9	22.6	22.9	22.6
Other foreign facilities (d)	4.6	4.7	13.5	14.1	18.1	18.8	7.9	8.4

Total	$36.4	$35.8	$21.3	$18.0	$57.7	$53.8	$43.8	$41.1

(a)	The entire $8.9 is available for use by GMAC in the U.S., $0.8 is available for use by GMAC (UK) plc and $0.8 is available for use by GMAC International Finance B.V. in Europe. This facility serves primarily as backup for the Company’s unsecured commercial paper programs.

(b)	Includes a $1.3 secured master note program with a third-party financial institution, guaranteed by GMAC. The borrowing is currently unsecured; however, upon request by the financial institution or any assignee, the Company is required to pledge mortgage servicing rights valued at 200% of the outstanding balance as collateral. Also includes interbank deposit lines and federal funds lines with various banking institutions.

(c)	Relates to New Center Asset Trust (NCAT) and Mortgage Interest Networking Trust (MINT), which are qualified special purpose entities administered by GMAC for the purpose of funding assets as part of GMAC’s securitization and mortgage warehouse funding programs. These entities fund assets through the issuance of asset-backed commercial paper and represent an important source of liquidity to the Company. At September 30, 2004, NCAT commercial paper outstandings were $9.6 billion and are not consolidated in the Company’s Consolidated Balance Sheet. At September 30, 2004, MINT had commercial paper outstandings of $2.4 billion, which is reflected as secured debt in the Company’s Consolidated Balance Sheet and is included in repurchase agreements and other short term debt. Refer to Note 1 to the Condensed Consolidated Financial Statements.

(d)	Consists primarily of credit facilities supporting operations in Canada, Europe, Latin America and Asia-Pacific.

The syndicated multi-currency global credit facility includes a $4.35 billion five-year facility (expires June 2008) and a $4.55 billion 364-day facility (expires June 2005). The 364-day facility includes a term loan option, which if exercised by GMAC upon expiration, carries an additional one-year term. Additionally, a leverage covenant restricts the ratio of consolidated unsecured debt to total stockholder’s equity to no greater than 11.0:1, under certain conditions. More specifically, the covenant is only applicable on the last day of any fiscal quarter (other than the fiscal quarter during which a change in rating occurs) during such times as the Company has senior unsecured long-term debt outstanding, without third-party enhancement, which is rated BBB+ or less (by Standard & Poor’s), or Baa1 or less (by Moody’s). GMAC’s leverage covenant ratio was 8.0:1 at September 30, 2004, and the Company was, therefore, in compliance with this covenant. The leverage covenant calculation excludes from debt those securitization transactions accounted for as secured borrowings.

7 Derivative Instruments and Hedging Activities

GMAC enters into interest rate and foreign currency futures, forwards, options and swaps in connection with its market risk management activities. Derivative financial instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, including investment securities, loans held for sale, mortgage servicing rights, debt and deposits as well as off-balance sheet securitizations. In addition, foreign exchange contracts are used to hedge non-U.S. dollar denominated debt and foreign exchange transactions.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

Fair Value Hedges

GMAC’s fair value hedges primarily include hedges of fixed rate debt, mortgage servicing rights and loans held for sale:

•	Debt obligations — Interest rate swaps are used to modify GMAC’s exposure to interest rate risk by converting fixed rate debt to a floating rate. Generally, individual swaps are designated as hedges of specific debt at the time of issuance with the terms of the swap matching the terms of the underlying debt. As the terms of the swap are designed to match the terms of the debt, the vast majority of the Company’s interest rate swaps receive “short-cut” treatment under SFAS 133, resulting in no hedge ineffectiveness. However, certain of the Company’s fair value hedges of debt do not receive “short-cut” treatment, because of differences in option features between the interest rate swap and the companion debt, in which case, hedge ineffectiveness is measured based on the difference in the fair value movement of the swap and the related debt.

•	Mortgage servicing rights — In determining the portion of mortgage servicing rights to hedge, the Company takes into account both natural offsets from mortgage loan production and any available for sale investment securities (e.g., U.S. Treasury notes) used to manage the interest rate risk inherent in mortgage servicing rights. Derivative financial instruments approved for use under the Company’s risk management program include: call and put options on treasuries or swaps; mortgage-backed security futures, treasury futures and LIBOR futures; interest rate caps and floors; swaptions; and swaps. GMAC designates a fair value hedging relationship for derivative financial instruments used to hedge the change in the fair value of mortgage servicing rights. For purposes of hedge designation, the loans underlying the mortgage servicing rights asset are aggregated into groups of similar assets. In doing so, management considers characteristics such as loan type, interest rate type (i.e., fixed or variable), coupon interest rate (for fixed) and scheduled maturity. If the changes in the fair value of the hedged mortgage servicing rights are highly correlated to changes in the fair value of the derivative financial instruments, the hedged mortgage servicing rights are adjusted for the change in fair value of the risk being hedged, and the resultant gain or loss is recorded in the statement of income. The Company closes hedge periods based upon derivative rebalancing or interest rate moves, which resulted in hedge periods closing on average every two business days during the nine months ended September 30, 2004. Effectiveness is assessed using historical hedge period data. The Company measures hedge effectiveness employing a statistical-based approach, which must meet thresholds for R-squared, slope and F-statistic.

•	Loans held for sale — The Company uses derivative financial instruments to hedge its exposure to risk associated with its mortgage loans held for sale. After loans are funded, they are generally sold into the secondary market to various investors, often as mortgage backed securities sponsored by Fannie Mae, Freddie Mac or Ginnie Mae. Mortgage loans that are not eligible for agency sponsored securitization are sold through public or private securitization transactions or in whole loan sales. The primary risk associated with closed loans awaiting sale is a change in the fair value of the loans due to fluctuations in interest rates. The Company’s primary strategies to protect against this risk are selling loans or mortgage backed securities forward to investors using mandatory and optional forward commitments and the use of interest rate swaps. Hedge periods are closed daily, representative of daily hedge portfolio rebalancing due to new loan fundings and sales. Effectiveness is measured using historical daily hedge period data. The Company measures hedge effectiveness employing a statistical-based approach, which must meet thresholds for R-squared, slope and F-statistic.

Cash Flow Hedges

GMAC enters into derivative financial instrument contracts to hedge exposure to variability in cash flows related to floating rate and foreign currency financial instruments. Interest rate swaps are used to modify exposure to variability in expected future cash flows attributable to variable rate debt. Currency swaps and forwards are used to hedge foreign exchange exposure on foreign currency denominated debt by converting the funding currency to the same currency of the assets being financed. Similar to the Company’s fair value hedges, the swaps are generally concurrent with the debt issuance, with the terms of the swap matching the terms of the underlying debt. GMAC recognized an immaterial amount of hedge ineffectiveness on cash flow hedges related to floating rate debt for the nine months ended September 30, 2004 and 2003.

The Company uses derivative financial instruments to hedge its exposure to variability in expected cash flows associated with the future issuance of bonds payable related to securitizations of mortgage loans held for investment. The primary risk associated with these transactions is the variability on the issuance price of the debt securities. The Company’s primary strategy to protect against this risk is selling loans or mortgage-backed securities forward, using mandatory and optional forward commitments. Upon issuance of the debt securities, the hedging relationship terminates and the changes in fair value of the hedging instrument are reclassified out of other comprehensive income and into earnings over the term of the debt securities, as an adjustment to yield.

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

	Third Quarter		Nine Months
Period ended September 30, (in millions)	2004	2003	2004	2003	Income Statement Classification
Fair value hedge ineffectiveness gain (loss):
Debt obligations	$49	$8	$47	$33	Interest and discount expense
Mortgage servicing rights	5	120	47	419	Mortgage banking income
Loans held for sale	(4)	(10)	(11)	(12)	Mortgage banking income
Cash flow hedge ineffectiveness gain (loss):
Debt obligations	2	(3)	(1)	1	Interest and discount expense
Economic hedge change in fair value:
Off-balance sheet securitization activities
Financing operations	15	(34)	(25)	(66)	Other income
Mortgage operations	30	152	40	288	Mortgage banking income
Foreign currency debt (a)	4	—	(48)	21	Interest and discount expense
Loans held for sale or investment	(44)	(32)	(55)	(109)	Mortgage banking income
Mortgage servicing rights	180	(41)	51	23	Mortgage banking income
Mortgage related securities	10	61	(72)	(23)	Investment income
Other	(85)	5	(47)	(4)	Other income

Pre-tax earnings effect	$162	$226	$(74)	$571

(a)	Amount represents the difference between the changes in the fair values of the currency swap, net of the revaluation of the related foreign denominated debt.

In addition, net gains (losses) on fair value hedges excluded from assessment of effectiveness totaled $23 million and $(6) million for the third quarter of 2004 and 2003, respectively, and $155 million and $84 million for the nine months ended September 30, 2004 and 2003, respectively.

8 Transactions with Affiliates

Balance Sheet

A summary of the balance sheet effect of transactions with GM and affiliated companies is as follows:

(in millions)	September 30, 2004	December 31, 2003
Wholesale receivables due from GM (a)	$96	$97
Notes receivable from GM and affiliates	4,486	3,151
Advances to improve GM leased properties (b)	898	852
Payables to GM and affiliates, net (c)	(938)	(731)
Dividends paid	—	1,000

(a)	GMAC provides wholesale financing to certain dealerships owned by GM. These amounts are included in finance receivables and loans.

(b)	GM and GMAC have a lease arrangement expiring on December 31, 2015, under which GMAC agreed to fund and capitalize improvements to GM leased properties totaling $1.3 billion over six years. The leased properties and improvements are included in other assets.

(c)	Primarily includes wholesale advances, subvention receivables and notes payable, which are included in accrued expenses and other liabilities and debt.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

In January 2004, GMAC assumed management and financial control of GM’s Brazilian financing operation (Banco GM, or BGM), while GM maintained legal ownership. In addition to the ongoing management of the operation, GMAC receives the financial benefits and risks of ownership of BGM. As a result of entering into this arrangement, effective January 1, 2004, GMAC began consolidating BGM, which previously had been consolidated by GM. The impact of the consolidation was a $129 million increase in capital, which represents the net assets of the Brazilian operations on December 31, 2003.

Retail and lease contracts acquired by GMAC that included rate and residual subvention from GM, payable directly or indirectly to GM dealers, as a percent of total new retail and lease contracts acquired were as follows:

Nine months ended September 30,	2004	2003
GM and affiliates subvented contracts acquired:
North American operations	67%	79%
International operations	58	59

Income Statement

A summary of the effect of transactions with GM and affiliated companies on GMAC’s statement of income is as follows:

	Third Quarter		Nine Months
Period ended September 30, (in millions)	2004	2003	2004	2003
Net financing revenue:
GM and affiliates lease residual value support	$127	$204	$386	$841
Wholesale subvention and service fees from GM	43	35	129	113
Interest paid on loans from GM	(13)	(6)	(29)	(15)
Consumer lease payments from GM (a)	63	97	193	251
Insurance premiums earned from GM	111	122	339	326
Other income:
Interest on notes receivable from GM and affiliates	46	27	106	85
Interest on wholesale settlements from GM (b)	22	22	71	76
Revenues on GM leased properties	17	14	47	44
Service fee income:
GMAC of Canada operating lease administration (c)	14	13	38	55
Rental car repurchases held for resale and other (d)	4	8	10	24
Expense:
Employee retirement plan costs allocated by GM	27	31	90	94
Off-lease vehicle selling expense reimbursement (e)	13	15	41	51
Payments to GM for services, rent and marketing expenses	128	16	162	46

(a)	GM sponsors lease pull ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle, with the customer’s remaining payment obligation waived. For certain programs, GM compensates GMAC for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle.

(b)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made prior to the expiration of transit, interest is received from GM.

(c)	GMAC of Canada, Limited administers operating lease assets on behalf of GM of Canada Limited (GMCL) and receives a servicing fee, which is included in other income.

(d)	GMAC receives a servicing fee from GM related to the resale of rental car repurchases.

(e)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by GMAC on off-lease vehicles sold by GM at auction.

9 Variable Interest Entities

The following describes the variable interest entities that GMAC has consolidated or in which it has a significant variable interest.

Mortgage warehouse funding — GMAC’s Mortgage operations transfer commercial and residential mortgage loans through various structured finance arrangements in order to provide funds for the origination and purchase of future loans. These structured finance arrangements include transfers to warehouse funding entities, including GMAC- and bank-sponsored commercial paper conduits. Transfers of assets from GMAC into each facility are accounted for as either sales (off-balance sheet) or secured borrowings (on-balance sheet) based on the provisions of SFAS 140 however, in either case, creditors of these facilities have no legal recourse to the general credit of GMAC. Some of these warehouse funding entities represent variable interest entities under FIN 46R. For one particular mortgage warehouse entity, management determined that GMAC does not have the majority of the expected losses or returns and, as such, consolidation is not appropriate under FIN 46R. The assets in this entity totaled $863 million at September 30, 2004, of which $343 million represents GMAC’s maximum exposure to loss. The maximum exposure would only occur in the unlikely event that there was a complete loss on the underlying assets of the entities. In addition to this entity, management has determined that for certain mortgage warehouse funding facilities, GMAC is the primary beneficiary and,

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

as such, consolidates the entities in accordance with FIN 46R. The assets in these entities totaled $3.2 billion at September 30, 2004, the majority of which are included in loans held for sale and finance receivables and loans, net of unearned income, in the Company’s Consolidated Balance Sheet. The beneficial interest holders of these variable interest entities do not have recourse to the general credit of GMAC.

Interests in real estate partnerships — The Company’s Mortgage operations syndicate investments in real estate partnerships to unaffiliated investors in the form of limited partner ownership interests (typically 99.99% of the total interests). These syndicated real estate partnerships, in turn, acquire limited partner ownership interests in various operating partnerships that develop, own, and operate affordable housing properties throughout the United States. Returns to investors in the partnerships syndicated by the Company are derived from flow-through low-income housing tax credits and tax losses generated by the underlying operating partnership entities. The Company does have loss exposure based on its limited partnership interest and to the investors in the guaranteed syndicated real estate partnerships to which the Company has guaranteed a rate of return. The loss exposure represents the potential under-delivery of income tax benefits by the syndicated real estate partnerships to the investors. In certain syndicated real estate partnerships, the Company has guaranteed a specified rate of return to the investors. In the event of a shortfall in the delivery of tax benefits to the investors, the Company is required to provide funding to the syndicated real estate partnerships. Syndicated real estate partnerships that contain a guarantee (i.e., guaranteed syndicated real estate partnerships) are reflected in the Company’s financial statements under the financing method, in accordance with SFAS 66, Accounting for Sales of Real Estate. Under the financing method, the assets and liabilities of the guaranteed syndicated real estate partnerships are reflected on GMAC’s balance sheet. More specifically, cash and cash equivalents and equity method investments (in the underlying operating partnership entities) of the guaranteed syndicated real estate partnerships are included in assets in the Company’s Consolidated Balance Sheet. Liabilities of the guaranteed syndicated real estate partnerships consist almost entirely of a financing liability (initially equal to the amount of equity contributed by each investor), payable to each tax credit fund investor. The financing liability to the investors is extinguished over the life of the guaranteed syndicated real estate partnerships, as annual tax benefits guaranteed to each investor are delivered.

In addition to reflecting the assets and liabilities of the guaranteed syndicated real estate partnerships, the Company has variable interests in the underlying operating partnerships (primarily in the form of limited partnership interests). The results of the Company’s variable interest analysis indicated that GMAC is not the primary beneficiary of these partnerships and, as a result, is not required to consolidate these entities under FIN 46R. Assets held by the Company in the underlying partnerships approximated $4.7 billion at September 30, 2004. GMAC’s exposure to loss at such time was $983 million, representing the financing liability reflected in GMAC’s financial statements, or the amount payable to investors in the event of liquidation of the partnerships. The Company’s exposure to loss increases as unaffiliated investors place additional guaranteed commitments with the Company, and decreases as tax benefits are delivered to unaffiliated investors. Considering such committed amounts, the Company’s exposure to loss in future periods is not expected to exceed $1.5 billion.

Collateralized debt obligations (CDOs) — GMAC’s Mortgage operations sponsor, purchase subordinate and equity interests in, and serve as collateral manager for CDOs. Under CDO transactions, a trust is established that purchases a portfolio of securities and issues debt and equity certificates, representing interests in the portfolio of assets. In addition to receiving variable compensation for managing the portfolio, the Company sometimes retains equity investments in the CDOs. The majority of the CDOs sponsored by the Company were initially structured or have been restructured (with approval by the senior beneficial interest holders) as qualifying special purpose entities, and are therefore exempt from FIN 46R. GMAC receives an asset management fee for purposes of surveillance of existing collateral performance. In the event that an asset is credit impaired, a call option is triggered whereby GMAC, as collateral manager, may buy the asset out of the pool and sell it to a third-party. The call is triggered only by events that are outside of GMAC’s control, such as the downgrade by a rating agency of an asset in the pool or in the event more than a specified percentage of mortgage loans underlying a security are greater than 60 days delinquent (or have been liquidated). In the event the conditions under which the Company can exercise the call option are met, the Company recognizes these assets. In accordance with these provisions, GMAC did not recognize any assets as of September 30, 2004 or December 31, 2003.

For the majority of the Company’s remaining CDOs, the results of the primary beneficiary analysis support the conclusion that consolidation is not appropriate under FIN 46R because GMAC does not have the majority of the expected losses or returns. The assets in these CDOs totaled $2.5 billion at September 30, 2004, of which GMAC’s maximum exposure to loss is $52 million, representing GMAC’s retained interests in these entities. The maximum exposure to loss would occur only in the unlikely event that there was a complete loss on the underlying assets of the entities. In addition, management has determined that for a particular CDO entity, GMAC is the primary beneficiary and, as such, consolidates the entity in accordance with FIN46R. The assets in this entity totaled $300 million at September 30, 2004, the majority of which are included in investment securities in the Company’s Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have recourse to the general credit of GMAC.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

Construction Lending —The Company uses a special purpose entity to finance construction lending receivables. The special purpose entity purchases and holds the receivables and funds the majority of the purchases through financing obtained from third-party asset-backed commercial paper conduits. GMAC is the primary beneficiary and, as such, consolidates the entity in accordance with FIN 46R. The assets in this entity totaled $1.1 billion at September 30, 2004, which are primarily included in finance receivables and loans, net of unearned income, in the Company’s Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have recourse to the general credit of GMAC.

Automotive finance receivables — In certain securitization transactions, GMAC transfers consumer finance receivables and wholesale lines of credit into bank-sponsored multi-seller commercial paper conduits. These conduits provide a funding source to GMAC (as well as other transferors into the conduit) as they fund the purchase of the receivables through the issuance of commercial paper. Total assets outstanding in these bank-sponsored conduits approximated $13.9 billion as of September 30, 2004. While GMAC has a variable interest in these conduits, the Company is not considered to be the primary beneficiary, as GMAC does not retain the majority of the expected losses or returns. GMAC’s maximum exposure to loss as a result of its involvement with these non-consolidated variable interest entities is $171 million and would be incurred only in the event of a complete loss on the assets that GMAC transferred.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

10 Segment Information

Financial results for GMAC’s reporting segments are summarized below.

	North
	American	International	Residential	RFC	Commercial
Third quarter ended September 30, (in millions)	Operations (a)	Operations (a)	Mortgage	Mortgage	Mortgage	Insurance	Other (b)	Consolidated
2004
Net financing revenue before provision for credit losses	$1,458	$411	$39	$494	$2	$—	$203	$2,607
Provision for credit losses	(229)	(29)	3	(276)	2	—	(8)	(537)
Other revenue	521	178	389	298	317	1,011	(122)	2,592

Total net revenue	1,750	560	431	516	321	1,011	73	4,662
Noninterest expense	1,553	407	293	280	242	875	44	3,694

Income before income tax expense	197	153	138	236	79	136	29	968
Income tax expense	64	45	40	91	20	41	11	312

Net income	$133	$108	$98	$145	$59	$95	$18	$656

Total assets	$188,923	$28,464	$15,853	$77,825	$14,385	$11,163	$(24,804)	$311,809

2003
Net financing revenue before provision for credit losses	$1,590	$409	$35	$385	$29	$—	$208	$2,656
Provision for credit losses	(231)	(56)	(7)	(137)	—	—	(14)	(445)
Other revenue	521	140	394	213	260	865	(111)	2,282

Total net revenue	1,880	493	422	461	289	865	83	4,493
Noninterest expense	1,498	379	348	263	162	780	59	3,489

Income before income tax expense	382	114	74	198	127	85	24	1,004
Income tax expense	151	40	27	74	45	28	9	374

Net income	$231	$74	$47	$124	$82	$57	$15	$630

Total assets	$189,062	$23,763	$13,158	$52,542	$14,601	$9,948	$(27,178)	$275,896

	North
	American	International	Residential	RFC	Commercial
Nine months ended September 30, (in millions)	Operations (a)	Operations (a)	Mortgage	Mortgage	Mortgage	Insurance	Other (b)	Consolidated
2004
Net financing revenue before provision for credit losses	$4,509	$1,267	$82	$1,515	$46	$—	$623	$8,042
Provision for credit losses	(567)	(102)	1	(672)	(5)	—	(16)	(1,361)
Other revenue	1,574	528	1,170	896	794	2,971	(394)	7,539

Total net revenue	5,516	1,693	1,253	1,739	835	2,971	213	14,220
Noninterest expense	4,342	1,207	884	870	644	2,581	131	10,659

Income before income tax expense	1,174	486	369	869	191	390	82	3,561
Income tax expense	429	129	155	330	56	129	31	1,259

Net income	$745	$357	$214	$539	$135	$261	$51	$2,302

2003
Net financing revenue before provision for credit losses	$5,022	$1,178	$76	$932	$129	$—	$626	$7,963
Provision for credit losses	(751)	(156)	(19)	(266)	4	—	(41)	(1,229)
Other revenue	1677	368	1,527	773	799	2,472	(386)	7,230

Total net revenue	5,948	1,390	1,584	1,439	932	2,472	199	13,964
Noninterest expense	4,663	1,068	1,007	751	553	2,315	136	10,493

Income before income tax expense	1,285	322	577	688	379	157	63	3,471
Income tax expense	507	122	208	261	136	51	23	1,308

Net income	$778	$200	$369	$427	$243	$106	$40	$2,163

(a)	North American Operations consists of automotive financing in the U.S. and Canada. International Operations consists of automotive financing and full service leasing in all other countries and Puerto Rico.

(b)	Represents the Company’s Commercial Finance Group, certain corporate activities related to the Mortgage Group, reclassifications and eliminations between the reporting segments. At September 30, 2004, total assets are $8.0 billion for the Commercial Finance Group, $16 million for the corporate activities of the Mortgage Group and $(32.8) billion in eliminations.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Overview

GMAC is a leading global financial services firm with over $304 billion of assets and operations in 41 countries. Founded in 1919 as a wholly-owned subsidiary of General Motors Corporation, GMAC was established to provide GM dealers with the automotive financing necessary to acquire and maintain vehicle inventories and to provide retail customers means by which to finance vehicle purchases through GM dealers. GMAC products and services have expanded beyond automotive financing, and GMAC currently operates in three primary lines of business — Financing, Mortgage and Insurance operations. Refer to GMAC’s Annual Report on Form 10-K for the year ended December 31, 2003 for a more complete description of the Company’s business, along with the products and services offered and the market competition.

Net income for GMAC’s businesses is summarized as follows:

	Third Quarter		Nine Months
Period ended September 30, ($ in millions)	2004	2003	2004	2003
Financing (a)	$259	$320	$1,153	$1,018
Mortgage	302	253	888	1,039
Insurance	95	57	261	106

Net income	$656	$630	$2,302	$2,163

Return on average equity (annualized)	11.7%	12.6%	14.2%	15.1%

(a)	Includes North America and International reporting segments, separately identified in Note 10 to the Condensed Consolidated Financial Statements as well as the Company’s Commercial Finance Group.

Reflecting strong performance from GMAC’s diversified businesses, GMAC earned $656 million in the third quarter of 2004, representing an increase of $26 million from the $630 million earned in the same quarter of 2003.

Net income from financing operations totaled $259 million in the third quarter of 2004, compared to $320 million earned in the same period in 2003. Improved credit experience and favorable vehicle remarketing results were more than offset by lower net margins on stable asset levels.

Mortgage operations earned $302 million in the third quarter of 2004, an increase of $49 million from the same period in 2003. Increases in interest rates, while negatively impacting loan production and securitization volumes, have favorably impacted net servicing income.

GMAC Insurance net income of $95 million for the third quarter was a $38 million increase from the prior year. Operational strength across the business unit contributed to improved net underwriting results, while investment income remained stable, as compared to the prior year.

Financing Operations

GMAC’s Financing operations offer a wide range of financial services and products (directly and indirectly) to retail automotive consumers, automotive dealerships and other commercial businesses. These products and services include the purchase of installment sales contracts and leases, extension of term loans, dealer floor plan financing and other lines of credit, fleet leasing, and factoring of receivables. Refer to pages 10-17 of the Company’s 2003 Annual Report on Form 10-K for further discussion of the business profile of GMAC’s Financing operations.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The following table summarizes the operating results of the Company’s Financing operations for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other lines of business.

	Third Quarter				Nine Months
Period ended September 30, ($ in millions)	2004	2003	Change	%	2004	2003	Change	%
Revenue
Consumer	$1,678	$1,659	$19	1	$5,046	$4,919	$127	3
Commercial	428	349	79	23	1,258	1,175	83	7
Operating leases	1,661	1,718	(57)	(3)	5,021	5,175	(154)	(3)

Total financing revenue	3,767	3,726	41	1	11,325	11,269	56	—
Interest and discount expense	(1,798)	(1,624)	(174)	(11)	(5,254)	(4,767)	(487)	(10)
Provision for credit losses	(266)	(301)	35	12	(685)	(949)	264	28

Net financing revenue	1,703	1,801	(98)	(5)	5,386	5,553	(167)	(3)
Other income	677	638	39	6	2,037	1,969	68	3
Depreciation on operating leases	(1,245)	(1,278)	33	3	(3,727)	(3,767)	40	1
Noninterest expense	(756)	(641)	(115)	(18)	(1,954)	(2,085)	131	6
Income tax expense	(120)	(200)	80	40	(589)	(652)	63	10

Net income	$259	$320	$(61)	(19)	$1,153	$1,018	$135	13

GMAC’s Financing operations’ net income for the nine months ended September 30, 2004 exceeded prior year results by 13% as lower credit loss provisions and improved remarketing performance on off-lease vehicles more than offset lower net interest margins. In addition to those factors, third quarter results were negatively impacted by increased marketing expenses as GMAC’s Financing operations’ net income declined by $61 million for the third quarter of 2004 as compared to the same period in 2003.

Consumer financing revenue and operating lease revenue were comparable with the previous year, consistent with stable asset levels. Commercial assets remained above prior year levels, as dealers experienced higher inventory levels in comparison to 2003. These increased inventory levels along with higher earning rates, resulting from an increase in market interest rates during the third quarter of 2004, contributed to the increase in commercial revenue.

Interest and discount expense increased as a result of higher average borrowing costs primarily due to general increases in market interest rates in 2004. Additionally, the wider credit spreads experienced over the past few years are reflected in the Company’s current portfolio borrowing costs and thereby continue to negatively impact GMAC’s net interest margins. Refer to the Funding and Liquidity section of this MD&A for further discussion.

The provision for credit losses decreased by $35 million and $264 million for the third quarter and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. The decrease in the provision resulted primarily from slower growth in consumer assets in the Company’s North American and International operations during the nine months ended September 30, 2004 as compared with 2003. The overall credit quality and performance of the consumer portfolio remained relatively stable compared to losses reported during 2003. Refer to the Credit Quality section of this MD&A for a further discussion of the credit experience of the Company’s financing portfolio.

Noninterest expense for the nine months ended September 30, 2004 was favorably impacted as a result of continued improvement in the remarketing results of off-lease vehicles. Reduced supply of used vehicles and lower initial residual values in the lease assets contributed to an increase in the average gain per vehicle from $249 for the third quarter of 2003 to an average gain of $459 per vehicle for the third quarter of 2004. However, increased advertising expenses related to joint marketing programs with General Motors negatively impacted results for the third quarter of 2004, as compared to the same period in the prior year.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Financing Volume

The following table summarizes GMAC’s new vehicle consumer financing volume, the Company’s share of GM retail sales, and GMAC’s wholesale financing of new vehicles and related share of GM sales to dealers. The 2004 International amounts reflect GM’s Brazilian financing operation (Banco GM, or BGM), of which GMAC assumed management and financial control in January 2004 (refer to Note 8 to the Condensed Consolidated Financial Statements for further details).

	Third Quarter				Nine Months
			Share of				Share of
	GMAC volume		GM sales		GMAC volume		GM sales
Period ended September 30, (units in thousands)	2004	2003	2004	2003	2004	2003	2004	2003
New vehicle consumer financing
GM vehicles
North America
Retail contracts	393	428	35%	36%	923	1,135	31%	36%
Leases	127	90	11%	8%	379	341	13%	11%

Total North America	520	518	46%	44%	1,302	1,476	44%	47%
International (retail contracts and leases)	109	96	29%	33%	391	319	34%	35%

Total GM vehicles	629	614	42%	42%	1,693	1,795	41%	44%

Non-GM vehicles	18	22			58	64

Total consumer automotive financing volume	647	636			1,751	1,859

Wholesale financing of new vehicles
GM vehicles
North America	950	961	76%	81%	3,093	3,129	79%	79%
International	515	438	90%	93%	1,591	1,386	90%	95%

Total GM vehicles	1,465	1,399	80%	84%	4,684	4,515	83%	84%

Non-GM vehicles	46	49			149	146

Total wholesale volume	1,511	1,448			4,833	4,661

GMAC’s consumer financing volume and penetration levels are significantly affected by the nature, timing, and magnitude of GM’s marketing incentive programs. GM’s reductions in the use of special rate financing programs as a marketing strategy in 2004 had a negative impact on GMAC’s consumer financing penetration levels for the nine months ended September 30, 2004 as compared to the same period in the prior year. However, the penetration levels remained consistent during the third quarter of 2004 compared to the first six months of 2004 as GMAC benefited from the introduction of GM marketing programs that provide additional up-front cash incentives to customers that use GMAC to finance their purchase of a new GM vehicle.

GMAC’s wholesale financing continues to be the primary funding source for GM dealer inventories, as 2004 penetration levels remained relatively consistent with 2003 levels and at historically high levels.

Consumer Credit

Based on information provided by the dealer, the Company performs a credit review prior to purchasing a retail contract or lease from the dealer. As part of this process, GMAC evaluates, among other things, the following factors:

•	The consumer’s credit history, including any prior experience with GMAC,

•	The asset value of the vehicle and the amount of equity (down payment) in the vehicle, and

•	The term of the retail contract or lease.

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

GMAC customers have the option to remit payments based on monthly billing statements, coupon books or electronic funds transfers. Customer payments are processed by regional third-party processing centers that electronically transfer payment data to customers’ accounts. GMAC also utilizes regional customer service centers to process customer requests for changes of address, payoff quotes, copies of contracts and other requests.

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

During the collection process, GMAC may offer a payment extension to a customer experiencing temporary financial difficulty, enabling the customer to delay monthly payments for 30, 60, or 90 days, thereby deferring the maturity date of the contract by such period of delay. Extensions granted to a customer typically do not exceed 90 days in the aggregate over any twelve-month period or 180 days in aggregate over the life of the contract. If the customer’s financial difficulty is not temporary, and management believes the customer could continue to make payments at a lower payment amount, GMAC may offer to rewrite the remaining obligation, extending the term and lowering the monthly payment obligation. Extensions and rewrites are a collection technique that help mitigate financial loss in those cases where management believes that the customer will recover from temporary financial difficulty and resume regularly scheduled payments, or can fulfill the obligation with lower payments over a longer period of time. Before offering an extension or rewrite, collection personnel evaluate and take into account the capacity of the customer to meet the revised payment terms. While the granting of an extension could delay the eventual charge-off of an account, typically GMAC will repossess and sell the related collateral, thereby mitigating the loss. As an indication of the effectiveness of GMAC’s consumer credit practices, of the population of accounts in the U.S. retail finance portfolio as of September 30, 2001, which have subsequently been extended or rewritten, only 8% of the outstanding balance was subsequently charged off, through September 30, 2004. A three-year period was utilized for this analysis as this approximates the weighted average remaining term of the portfolio. As of September 30, 2004, less than approximately 5% of active accounts had been granted an extension or rewritten.

Subject to legal considerations, GMAC will normally begin repossession activity once an account becomes 90 days past due. Repossession may occur earlier than 90 days past due if management determines that the vehicle is in danger of being damaged, hidden or the customer voluntarily surrenders the vehicle. Repossessions are handled by third-party repossession firms. Upon repossession, GMAC records the difference between the outstanding principal balance including accrued interest and the expected proceeds from sale of the vehicle at auction as a charge-off against the allowance for credit losses. The customer is given a period of time to redeem the vehicle by bringing the account current. If the vehicle is not redeemed, it is sold at auction with the difference between the actual loss and the estimated loss at repossession charged to other operating expenses. Regional asset recovery centers pursue collections on accounts where the vehicle has been repossessed and on “skip” accounts where the vehicle cannot be located.

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

	Average
	retail	Charge-offs,		Annualized net
	contracts	net of recoveries		charge-off rate
Third quarter ended September 30, ($ in millions)	2004	2004	2003	2004	2003
North America	$80,554	$228	$242	1.13%	1.27%
International	13,578	33	34	0.97%	1.13%

Total managed	$94,132	$261	$276	1.11%	1.25%

North America	$74,392	$224	$230	1.20%	1.25%
International	13,578	33	34	0.97%	1.13%

Total on-balance sheet	$87,970	$257	$264	1.17%	1.23%

	Average
	retail	Charge-offs,		Annualized net
	contracts	net of recoveries		charge-off rate
Nine months ended September 30, ($ in millions)	2004	2004	2003	2004	2003
North America	$82,279	$691	$666	1.12%	1.10%
International	13,542	96	82	0.95%	0.93%

Total managed	$95,821	$787	$748	1.10%	1.07%

North America	$74,722	$673	$628	1.20%	1.17%
International	13,542	96	82	0.95%	0.93%

Total on-balance sheet	$88,264	$769	$710	1.16%	1.14%

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The following table summarizes pertinent delinquency experience in the managed consumer automotive retail contract portfolio. In general, the delinquency performance of GMAC’s overall managed consumer automotive retail portfolio is consistent with the on-balance sheet portfolio. However, as previously described, the process of creating a pool of retail finance receivables for securitization or sale typically excludes accounts that are greater than 30 days delinquent at such time. Therefore, the delinquency performance for the overall managed consumer automotive retail portfolio (which includes those receivables securitized or sold) is better than the on-balance sheet consumer automotive retail portfolio. At September 30, 2004, the percent of retail contracts 30 days or more past due for the on-balance sheet consumer automotive retail portfolio was 2.44% as compared to 2.26% for the overall managed portfolio.

	Percent of retail contracts
	30 days or more past due (a)
	Managed
	September 30,	December 31,	September 30,
Period ended	2004	2003	2003
North America	2.08%	1.99%	1.97%
International	2.85%	3.27%	3.36%

Total	2.26%	2.25%	2.26%

(a)	Past due contracts are calculated on the basis of the average number of contracts delinquent during a month and exclude accounts in bankruptcy.

In addition to the above loss and delinquency data, the following summarizes repossession information for the United States retail contract portfolio:

	Managed		On-balance sheet
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Average retail contracts in bankruptcy (in units)	79,447	73,982	72,988	69,050
Bankruptcies as a percent of average number of contracts outstanding	1.56%	1.48%	1.70%	1.66%
Retail contract repossessions (in units)	69,459	68,849	65,265	64,675
Repossessions as a percent of average number of contracts outstanding	1.82%	1.84%	2.02%	2.08%

The following table summarizes the applicable allowance for credit losses as a percentage of the total on-balance sheet consumer automotive retail contracts:

	September 30,	December 31,
($ in millions)	2004	2003
Allowance for credit losses	$2,186	$2,246
	2.42%	2.55%

Credit loss experience on the consumer portfolio remained stable with delinquency results, repossession activity and loss severity consistent with the prior year. The average loss incurred per new vehicle repossessed declined from $8,002 in the third quarter of 2003 to $7,986 in the third quarter of 2004. The allowance for credit losses as a percentage of the total on-balance sheet consumer portfolio decreased from December 2003 due to a change in the mix of retail automotive finance contracts in the United States portfolio. During 2004, the amount of balloon finance contracts and used retail contracts outstanding decreased in relation to the entire finance receivables portfolio. Under balloon finance contracts, the consumer is obligated to make a lump sum payment representing the remaining contractual principal, at the end of the contract term. In general, the balloon payment feature increases the risk of loss and, as such, reserve levels are generally higher on balloon contracts, as compared to traditional retail contracts. Similarly, used retail contracts have an increased risk of loss, and in general, reserve levels are higher.

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

Management’s Discussion and Analysis
General Motors Acceptance Corporation

To date the only commercial receivables that have been securitized have been wholesale lines of credit extended to automotive dealerships, which historically experience low losses (with no charge-offs recognized in 2004 or 2003). Since only wholesale accounts have historically been securitized, the amount of losses on GMAC’s managed portfolio is the same as the on-balance sheet portfolio. As a result, only the on-balance sheet commercial portfolio credit experience is presented in the following table:

	Total loans	Impaired Loans (a)
	Sept 30,	Sept 30,	Dec 31,	Sept 30,
($ in millions)	2004	2004	2003	2003
Wholesale	$23,058	$515	$581	$218
		2.23%	2.28%	0.98%
Other commercial financing	12,055	628	693	690
		5.21%	5.58%	4.71%

Total on-balance sheet	$35,113	$1,143	$1,274	$908
		3.26%	3.36%	2.46%

(a)	Includes loans where it is probable that the Company will be unable to collect all amounts due according to the terms of the loan.

	Average	Charge-offs,		Annualized net
	loans	net of recoveries		charge-off rate
Third quarter ended September 30, ($ in millions)	2004	2004	2003	2004	2003
Wholesale	$27,831	$3	$—	0.04%	—%
Other commercial financing	11,959	8	34	0.27%	0.95%

Total on-balance sheet	$39,790	$11	$34	0.11%	0.37%

	Average	Charge-offs,		Annualized net
	Loans	net of recoveries		charge-off rate
Nine months ended September 30, ($ in millions)	2004	2004	2003	2004	2003
Wholesale	$28,486	$3	$—	0.01%	—%
Other commercial financing	12,044	68	112	0.75%	0.98%

Total on-balance sheet	$40,530	$71	$112	0.23%	0.38%

The following table summarizes the applicable allowance for credit losses as a percentage of on-balance sheet commercial loans:

	September 30,	December 31,
($ in millions)	2004	2003
Allowance for credit losses	$323	$391
	0.92%	1.03%

Impaired loans in the commercial loan portfolio have declined in comparison to 2003 year-end levels. The increase in impaired loans from September 2003 is the result of an individual commercial exposure for which the estimated impairment is less than 3% of the outstanding loan balance. Excluding this exposure would result in a lower balance and percentage of impaired loans at September 30, 2004 as compared to September 2003. Charge-offs in the commercial portfolio remained low, with the decrease as compared to 2003 resulting from a lower amount of charge-offs at the Company’s Commercial Finance Group. The decrease in allowance coverage for commercial credit losses was due partially to loans charged-off in 2004 that had been previously provided for, combined with a lower amount of loans specifically identified as impaired.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Mortgage Operations

GMAC’s Mortgage operations involve the origination, purchase, servicing, and securitization of consumer (i.e., residential) and commercial mortgage loans and mortgage related products. Typically, mortgage loans are originated and sold to investors in the secondary market, including securitization sales that are legally sold but are accounted for as secured borrowings. Refer to pages 18-22 of the Company’s 2003 Annual Report on Form 10-K for further discussion of the business profile of GMAC’s Mortgage operations.

The following table summarizes the operating results of the Mortgage operations for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other lines of business.

	Third Quarter				Nine Months
Period ended September 30, ($ in millions)	2004	2003	Change	%	2004	2003	Change	%
Revenue
Total financing revenue	$1,208	$889	$319	36	$3,521	$2,304	$1,217	53
Interest and discount expense	(673)	(440)	(233)	(53)	(1,878)	(1,165)	(713)	(61)
Provision for credit losses	(271)	(144)	(127)	(88)	(676)	(281)	(395)	(141)

Net financing revenue	264	305	(41)	(13)	967	858	109	13
Mortgage servicing fees	364	379	(15)	(4)	1,124	1,080	44	4
MSR amortization and impairment	(367)	(670)	303	45	(866)	(1,805)	939	52
MSR risk management activities	208	73	135	185	253	526	(273)	(52)
Gains on sale of loans	111	500	(389)	(78)	666	1,743	(1,077)	(62)
Other income	692	604	88	15	1,687	1,574	113	7
Noninterest expense	(819)	(793)	(26)	(3)	(2,402)	(2,332)	(70)	(3)
Income tax expense	(151)	(145)	(6)	(4)	(541)	(605)	64	11

Net income	$302	$253	$49	19	$888	$1,039	$(151)	(15)

Loan production at the Mortgage Group totaled $41.1 billion for the third quarter of 2004, a decline of 34% from the same period in 2003 primarily due to reduced refinancing activity in the residential market, consistent with increases in mortgage rates. The volume decline, combined with decreased pricing margins and growth in residential mortgage loans held as collateral for secured borrowings, resulted in significant year-over-year decreases in gains on sales of loans for both the third quarter and nine months ended September 30, 2004.

Financing revenue and interest expense each increased significantly as compared to the prior year, reflecting continued growth in the balance of residential mortgage loans held as collateral for secured financings. In addition, the provision for credit losses was negatively impacted by the increase in assets combined with a seasoning of the portfolio and unfavorable credit trends in the subprime and home equity residential mortgage portfolios. For example, monthly charge-offs as a percentage of average assets for the mortgage loan portfolio held as collateralizing debt increased from 0.30% in December 2003 to 0.37% in September 2004.

Increases in interest rates, while adversely affecting loan production volumes, has favorably impacted amortization and impairment of MSRs. Amortization and impairment of MSRs, net of the impact of related risk management activities, decreased by $438 million and $666 million, respectively, for the third quarter and nine months ended September 30, 2004.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Insurance Operations

GMAC Insurance insures and reinsures automobile service contracts, personal automobile insurance coverages (ranging from preferred to non-standard risks) and selected commercial insurance coverages. Proceeds from premiums and other revenue sources are invested in a portfolio of equity and fixed income securities from which future claim payments are made as claims are settled. Investment securities are classified by GMAC Insurance management as available for sale and carried at estimated fair value. These estimates of fair value are subjective in nature and involve uncertainties and matters of judgment. A limited amount of securities (i.e., less than 5% of the total portfolio) held in GMAC Insurance’s portfolio are not exchange-traded and are, therefore, valued by management based upon data provided by pricing services or broker-dealer quotes. For these and other securities, such as those which may be thinly traded or which might be sold in large blocks relative to amounts outstanding, the amount that may ultimately be realized at sale may be different than the estimated fair value as of the balance sheet date. Refer to pages 22-24 of the Company’s 2003 Annual Report on Form 10-K for further discussion of the business profile of GMAC’s Insurance operations.

The following table summarizes the operating results of the Insurance operations for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other lines of business.

	Third Quarter				Nine Months
Period ended September 30, ($ in millions)	2004	2003	Change	%	2004	2003	Change	%
Revenue
Insurance premiums and service revenue earned	$902	$763	$139	18	$2,625	$2,258	$367	16
Investment income	79	76	3	4	257	137	120	88
Other income	34	30	4	13	100	88	12	14

Total revenue	1,015	869	146	17	2,982	2,483	499	20
Insurance losses and loss adjustment expenses	(578)	(562)	(16)	(3)	(1,774)	(1,683)	(91)	(5)
Acquisition and underwriting expense	(278)	(205)	(73)	(36)	(756)	(590)	(166)	(28)
Premium tax and other expense	(23)	(17)	(6)	(35)	(62)	(53)	(9)	(17)

Income before income taxes	136	85	51	60	390	157	233	148
Income tax expense	(41)	(28)	(13)	(46)	(129)	(51)	(78)	(153)

Net income	$95	$57	$38	67	$261	$106	$155	146

Net income from Insurance operations totaled $95 million and $261 million for the third quarter and nine months ended September 30, 2004, respectively, compared to $57 million and $106 million for the same periods in 2003. The increases were attributed mainly to favorable underwriting results and net capital gains realized in 2004, in contrast to net capital losses recognized during 2003, the latter of which included the write down of certain investment securities.

Total revenue at GMAC Insurance and its subsidiaries was $1,015 million and $2,982 million for the third quarter and nine months of 2004, respectively, compared to $869 million and $2,483 million for the same periods in 2003. The increases over 2003 were primarily due to growth in service contracts as a result of increased penetration levels and reinsurance.

The increase in investment income of $120 million for the nine months ended September 30, 2004 over the same period in 2003 was attributable primarily to net capital gains of $62 million, as compared to net capital losses of $44 million recognized for the same period in 2003. The Company recognized less than $0.2 million in other than temporary impairment in the investment portfolio for the nine months ended September 30, 2004, as compared to $41 million recognized for the same period in 2003.

Total expenses amounted to $879 million and $2,592 million for the third quarter and nine months ended September 30, 2004, respectively, compared to $784 million and $2,326 million for the same periods in 2003. The increases in 2004 were primarily attributable to insurance losses and loss adjustment expenses and acquisition expenses. These components of expenses increased commensurately with increases in premiums and service revenue earned.

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

Funding and Liquidity

Funding Sources and Strategy

GMAC’s liquidity, as well as its ongoing profitability, in large part depends upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. The Company’s strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base. As an important part of its overall funding and liquidity strategy, the Company maintains substantial bank lines of credit. These bank lines of credit, which totaled $57.7 billion at September 30, 2004, provide “back-up” liquidity and represent additional funding sources, if required. Refer to Note 6 to the Condensed Consolidated Financial Statements for details of these liquidity lines (including asset-backed commercial paper conduits). In addition, the Company has $54.8 billion in funding commitments (with $25.6 billion utilized) through a variety of committed facilities with third parties (including third-party asset-backed commercial paper conduits) that GMAC’s Financing and Mortgage operations may use as additional secured funding sources. Included in these funding commitments are forward flow agreements with third parties, whereby the Company has agreed to sell $2.0 billion of retail automotive receivables by December 31, 2004 and an additional $2.0 billion of retail automotive receivables by March 31, 2005. The third parties have, in turn, committed to purchase up to a total of $9.0 billion of retail automotive receivables through December 31, 2005. During 2004, the Company executed the sale of $2.0 billion of retail automotive receivables under these agreements. Refer to the Funding and Liquidity section in the Company’s 2003 Annual Report on Form 10-K for a further discussion of GMAC’s funding sources and strategy.

The following table summarizes GMAC’s funding sources for the periods indicated.

	Outstanding
	September 30,	December 31,
($ in millions)	2004	2003
Commercial paper	$11,385	$13,157
Institutional term debt	99,799	101,455
Retail debt programs	36,373	34,297
Secured financings	89,388	69,023
Bank loans, master notes and other	21,015	18,819

Total debt (a)	257,960	236,751
Off-balance sheet securitizations (b)	26,827	29,515

Total funding	$284,787	$266,266

Leverage covenant ratio (c)	8.0:1	8.9:1

(a)	Excludes fair value adjustment as described in Note 6 to the Condensed Consolidated Financial Statements.

(b)	Represents net funding from securitizations of retail automotive receivables accounted for as sales under SFAS 140 as further described in Note 8 to the Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K, but excludes funding from securitizations of mortgage receivables and securities.

(c)	As described in Note 13 to the Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K, the Company’s liquidity facilities contain a leverage ratio covenant of 11.0:1 which excludes from debt, securitization transactions that are accounted for on-balance sheet as secured borrowings (totaling $77,244 and $59,557 as of September 30, 2004, and December 31, 2003, respectively). GMAC’s debt to equity ratio was 11.4:1 and 11.8:1, as of September 30, 2004 and December 31, 2003, respectively, as determined by accounting principles generally accepted in the United States of America, which was the former basis for the leverage ratio covenant.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The Company’s worldwide borrowings costs (including the effects of derivatives) for the third quarter and nine months ended September 30, 2004 averaged 3.83% and 3.66%, respectively, as compared to 3.55% and 3.68% for the same periods in 2003. The increase in borrowing costs for the third quarter of 2004 as compared to the same period in 2003 is reflective of a steady increase in market interest rates during the year. Additionally, the Company has continued to experience high unsecured credit spreads reflecting the Company’s overall lower credit ratings (refer to the Credit Ratings section of this MD&A) due to an overall weakness in the automotive sector of the corporate bond markets and concerns regarding the financial outlook of GM related to its overall market position in the automotive industry and its burdensome pension and retiree health care obligations. As a result of these challenges, one of the Company’s primary objectives is to diversify its sources of funding. In addition to the public markets for secured and unsecured debt, GMAC has increased its activity in retail targeted products as well as expanding the sources of secured funding to include bank conduits and whole loan sales. Management expects to continue to use diverse funding sources to maintain its financial flexibility and expects that access to the capital markets will be sufficient to meet the Company’s funding needs. In the event of deterioration in the funding environment, management will adjust the funding and business strategy as necessary to meet the Company’s liquidity requirements.

Credit Ratings

Substantially all of the Company’s debt has been rated by nationally recognized statistical rating organizations. Concerns over the competitive and financial strength of GM, including how it will fund its pension and retiree health care obligations, have resulted in the Company experiencing a series of negative rating actions since 2003. Most recently, in October and November 2004, all four nationally recognized rating agencies downgraded GMAC’s credit ratings.

The following summarizes GMAC’s current ratings, outlook and the date of last rating or outlook change by the respective agencies.

	Commercial	Senior
Rating Agency	Paper	Debt	Outlook	Date of Last Action
Fitch	F-2	BBB	Negative	October 13, 2004 (a)
Moody’s	Prime-2	Baa1	Stable	November 4, 2004 (b)
S&P	A-3	BBB–	Stable	October 14, 2004 (c)
DBRS	R-1 (low)	BBB (high)	Stable	October 25, 2004 (d)

(a)	Fitch downgraded the senior unsecured debt of GMAC to BBB from BBB+ and affirmed its F-2 rating on commercial paper, and maintained an outlook of negative.

(b)	Moody’s downgraded the long-term rating of GMAC to Baa1 from A3 and affirmed the Prime-2 short-term ratings of GMAC, and improved the outlook from negative to stable.

(c)	Standard & Poor’s downgraded its long-term corporate credit rating on GMAC to BBB– from BBB, and its short-term credit rating to A-3 from A-2, and improved the outlook from negative to stable.

(d)	DBRS downgraded GMAC’s senior debt rating to BBB (high) from A (low) and confirmed the commercial paper rating at R-1 (low).

     Off-balance Sheet Activities

Off-balance Sheet Arrangements

The Company uses off-balance sheet entities as an integral part of its operating and funding activities. The entities include QSPEs and VIEs used for securitization transactions, mortgage warehouse facilities and other mortgage-related funding programs. The amounts outstanding in these off-balance sheet facilities have decreased since December 31, 2003 as the Company continues to utilize securitization transactions that, while similar in legal structure to off-balance sheet securitizations, are accounted for as secured borrowings and as the Company’s Mortgage operations have replaced various off-balance sheet facilities with consolidated funding facilities. In addition, the decrease is reflective of the Company’s accounting treatment for certain mortgage transfers effective September 30, 2004. Refer to Note 1 to the Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The following table summarizes assets carried off-balance sheet in these entities.

	September 30,	December 31,
(in billions)	2004	2003
Securitization (a)
Retail finance receivables	$5.7	$9.5
Wholesale loans	21.4	21.1
Mortgage loans	65.5	63.0
Collateralized debt obligations (b)	3.3	3.5
Tax-exempt related securities	1.1	1.1

Total securitization	97.0	98.2
Other off-balance sheet activities
Mortgage warehouse	1.5	5.6
Other mortgage	3.3	7.6

Total off-balance sheet activities	$101.8	$111.4

(a)	Represents securitizations of automotive financial receivables and mortgage loans accounted for as sales under SFAS 140, as further described in Note 8 to the Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K.

(b)	Includes securitization of mortgage-backed securities, some of which are backed by securitized mortgage loans as reflected in the above table.

Securitization

As part of its ongoing operations and overall funding and liquidity strategy, the Company securitizes consumer automotive finance retail contracts, automotive leases, wholesale loans, mortgage loans, commercial mortgage securities, asset-backed securities, real estate investment trust debt and tax-exempt related securities. Securitization of assets allows the Company to diversify funding sources and to support the core activities of the Mortgage operations relative to originating and purchasing mortgage loans to generate origination and servicing income. Termination of GMAC’s securitization activities would reduce funding sources and disrupt the core auto finance and mortgage banking activities, adversely impacting the Company’s operating profit.

As part of the program, assets are generally sold to bankruptcy-remote subsidiaries of the Company. These bankruptcy remote subsidiaries are separate legal entities that assume the risk and reward of ownership of the receivables. Neither the Company nor these subsidiaries are responsible for the other entities’ debts, and the assets of the subsidiaries are not available to satisfy the claims of the Company or its creditors. In turn, the bankruptcy-remote subsidiaries establish separate trusts to which they transfer the assets in exchange for the proceeds from the sale of asset- or mortgage-backed securities issued by the trust. The trusts’ activities are generally limited to acquiring the assets, issuing asset- or mortgage-backed securities, making payments on the securities, and periodically reporting to the investors. Due to the nature of the assets held by the trusts and the limited nature of each trust’s activities, most trusts are QSPEs in accordance with SFAS 140. In accordance with SFAS 140, assets and liabilities of the QSPEs are generally not consolidated in the Company’s Consolidated Balance Sheet.

As part of the Company’s securitization program, GMAC generally agrees to service the transferred assets for a fee and may earn other related ongoing income. The Company retains servicing responsibilities for and subordinated interests in all securitizations of retail automotive finance receivables and wholesale lines of credit. As servicer, GMAC generally receives a monthly fee stated as a percentage of the outstanding sold receivables. For retail automotive finance receivables where GMAC is paid a fee, the Company has concluded that the fee represents adequate compensation as a servicer and, as such, no servicing asset or liability is recognized. Considering the short-term revolving nature of wholesale lines of credit, no gain (or servicing asset or liability) is recognized upon securitization of the loans. In certain retail securitization transactions, retail receivables are sold on a servicing retained basis, but with no servicing compensation and, as such, a servicing liability is established and recorded in other liabilities. As of September 30, 2004 and December 31, 2003, servicing liabilities of $21 million and $22 million, respectively, were outstanding related to such retail securitization transactions. For mortgage servicing, the Company capitalizes that the value expected to be realized from performing specified residential and commercial mortgage servicing activities as mortgage servicing rights (refer to Note 5 to the Condensed Consolidated Financial Statements).

The Company also may retain a portion of senior and subordinated interests issued by the trusts. For transactions accounted for as sales, these interests are reported as investment securities in the Company’s Consolidated Balance Sheet. Subordinate interests typically provide credit support to the more highly rated senior interests in a securitization transaction and may be subject to all or a portion of the first loss related to the sold assets. Amounts totaling $47 million and $83 million at September 30, 2004 and December 31, 2003, respectively, have been established for expected credit losses on automotive finance receivables securitized in off-balance sheet transactions. Such amounts are included in the fair value of the retained interests, which are classified as investment securities. The Company also purchases derivative financial instruments in order to facilitate securitization activities.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Limited recourse provisions exist that allow holders of the asset- or mortgage-backed securities to put those securities back to the Company. The Company’s exposure related to the securitization trusts is generally limited to cash reserves held for the benefit of investors in the trusts and retained interests. The trusts have a limited life and generally terminate upon final distribution of amounts owed to investors or upon exercise by GMAC, as servicer, of its cleanup call option when the servicing of the sold contracts becomes burdensome. In addition, the trusts do not invest in the equity of GMAC or any of its affiliates.

The Company’s collateralized debt obligation (CDO) securitization program includes the securitization of commercial mortgage securities, asset-backed securities, real estate investment trust debt, commercial mortgage loans and subordinated loan participations. Some of the CDOs sponsored by the Company are QSPEs and are, therefore, not consolidated by the Company. In addition, certain CDOs represent VIEs in which GMAC is not considered to be the primary beneficiary and are therefore also not consolidated. For one particular CDO, the Company is the primary beneficiary and has been consolidated in accordance in with FIN 46R. Under the CDO arrangements, GMAC and other unaffiliated parties each contribute a portion of the total collateral underlying the CDO investments. GMAC may hold subordinated interests, including partial first loss positions in CDO investments, and may act as collateral manager for the entity. The subordinated interests are carried as trading or available for sale securities in the Company’s Consolidated Balance Sheet.

The Company’s tax-exempt related securitizations include the tender option bond (TOB) and tax-exempt conduit (TEC) programs. Under the TOB program, the Company acquires long-term, tax-exempt, fixed rate municipal bonds (generally AAA- and AA-rated), deposits them into a QSPE (TOB Trust), securitizes them with a tender option (also known as a put option), and resells the newly created short-term, tax-exempt notes to third-party investors. The tender option allows the holder of the short-term notes to put back its interest to the liquidity bank or remarketing agent for cash at any time. The Company’s retained interests reflect the difference between the interest on the fixed rate bond and the rate required to market the short-term notes. The Company is not obligated to repurchase or redeem the short term notes before maturity. However, should the remarketing agent be unable to remarket the short term notes, the Trustee would liquidate the TOB Trust assets which could result in losses to the Company.

Under its TEC program, the Company acquires long-term, tax-exempt or taxable, fixed and floating rate bonds, deposits them into a QSPE (TEC Trust), securitizes them with a put option, bundles them with a credit enhancement and a liquidity guarantee, and then finances the newly created short-term taxable fixed rate or tax-exempt variable rate certificates with third-party investors. The put option allows the holders of the tax-exempt variable rate certificates to put back their interest to the liquidity provider for cash upon failed remarketing. The Company retains the difference between the interest on the underlying bonds deposited into each TEC Trust and the rate paid on the certificates issued by the TEC Trust. The Company is not obligated to repurchase or redeem the tax-exempt variable rate certificates before maturity. However, should the remarketing agent be unable to remarket the tax-exempt variable rate certificates, the Trustee would liquidate the TEC Trust assets which could result in losses to the Company.

The Company generally does not guarantee any securities issued by the trusts. However, the Company has guaranteed repayment of principal and interest associated with certain securitization transactions. Securities issued as a result of such securitization transactions were credit enhanced by a AAA-rated insurer and the Company has issued a guarantee to the insurer for a portion of the guaranteed bonds. The Company generally has also retained an investment related to such securitizations that is subordinate to the guarantees. Guarantee losses would be incurred in the event that losses on the underlying collateral exceed the Company’s subordinated investment. Expiration dates range from 2004 through the expected life of the asset pool.

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

Certain of the Company’s securitization borrowings, while similar in legal structure to the transactions described above (i.e., the assets are legally sold to a bankruptcy remote subsidiary), do not meet the isolation and control criteria of SFAS 140 and are therefore accounted for as secured financings. As secured financings, the underlying automotive finance retail contracts, automotive leases or mortgage loans remain on the balance sheet with the corresponding obligation (consisting of the debt securities issued) reflected as debt. The Company recognizes income on the finance receivables, automotive leases and loans and interest expense on the securities issued in the securitization and provides for credit losses as incurred over the life of the securitization. Approximately $80.1 billion and $61.6 billion of finance receivables, automotive leases and loans were related to secured borrowings at September 30, 2004 and December 31, 2003, respectively.

Other Off-Balance Sheet Entities

The Company also uses other off-balance sheet entities for operational and liquidity purposes which are in addition to the securitization activities that are part of the transfer and servicing of financial assets under SFAS 140 (as described above). The purposes and activities of these entities vary, with some entities classified as QSPEs under SFAS 140 and others, whose activities are not sufficiently limited to meet the QSPE criteria of SFAS 140, are considered to be VIEs and are accounted for in accordance with FIN 46R.

The Company may also act as a counterparty in derivative financial instruments with these entities to facilitate transactions. Although representing effective risk management techniques, these derivative financial instrument positions do not qualify for hedge accounting treatment as the risk being reduced relates to assets or liabilities that are carried off-balance sheet. As such, these derivative financial

Management’s Discussion and Analysis
General Motors Acceptance Corporation

instruments are reported in the Company’s Consolidated Balance Sheet at market value, with valuation adjustments reflected in the Consolidated Statement of Income on a current period basis. Included in the Company’s derivative financial instrument positions are put options held by third-party banks covering $430 million and $1.7 billion in mortgage loans at September 30, 2004 and December 31, 2003, respectively. In the event of a concurrent exercise of these puts by the holders, GMAC would need to obtain additional financing to satisfy its obligations.

GMAC does not guarantee debt issued in connection with any of its commercial paper facilities, nor guarantee the liquidity support (to the extent applicable) that is provided by third-party banks. Further, there are limited recourse provisions that would permit holders to put the related debt obligations back to GMAC. In the event that liquidity banks fail to renew their commitment (which commitments may be subject to periodic renewal) and GMAC is unable to find replacement liquidity support or alternative financing, the outstanding commercial paper would be paid with loans from participating banks, and proceeds from the underlying assets would be used to repay the banks. Finally, none of these entities related to its off-balance sheet facilities owns stock of GMAC or any of its affiliates.

The Company’s more significant off-balance sheet entities are described as follows:

•	Mortgage warehouse funding — GMAC uses several off-balance sheet warehouse funding vehicles to accumulate both residential and commercial mortgage loans, or senior beneficial interests in mortgage loans, pending permanent sale or securitization. Net assets in these facilities totaled $1.5 billion and $5.6 billion at September 30, 2004 and December 31, 2003, respectively. This decline reflects primarily the replacement of securitization transactions accounted for as sales with securitization transactions accounted for on-balance sheet as secured borrowings. Funding for the assets is provided through the issuance of commercial paper by a GMAC- or bank-sponsored entity or by third-party financing. A number of the facilities aggregating $282 million and $3.6 billion outstanding at September 30, 2004 and December 31, 2003, respectively, provide committed funding for the term of the facility agreement. Under the remaining facilities aggregating $1.2 billion and $2.0 billion outstanding at September 30, 2004 and December 31, 2003, respectively, funding is at the discretion of the sponsoring bank or third-party. Failure of the committed facility providers to renew the commitments (which commitments may be subject to periodic renewal), or of the uncommitted facility providers to continue accepting loans, would require GMAC to find alternative financing sources for these assets. Refer to Note 9 to the Condensed Consolidated Financial Statements for additional discussion of mortgage-warehouse funding activities.

As mentioned, GMAC uses certain off-balance sheet warehouse structures as funding sources for commercial mortgage loans originated by the Company. The originated loans are first sold to either a bankruptcy-remote special purpose entity or a third-party bank, which then issues both senior and subordinate loan participations. The senior loan participations are purchased by a third-party bank or its commercial paper conduit, and the subordinate participation is purchased (or retained) by GMAC. Subordinate loan participations are classified either as loans held for investment or loans held for sale. Loans held for sale are recorded at the lower of aggregated cost or fair value, in accordance with SFAS 65. The amount by which the cost of such loans exceeds fair value is recorded as a valuation allowance, thereby reducing the carrying value of the loan. The determination of fair value is based on current market yield requirements, which consider the likelihood of default, and recent trading activity. The returns on these commercial mortgage assets are not subject to prepayment risk, either because the loans cannot be prepaid without penalty or because the expected returns assume the loans will be prepaid immediately upon the expiration of the penalty period, if limited. Securities that are either retained from securitizations or purchased for investment are classified as available for sale, trading or held to maturity and are accounted for under SFAS 115, with consideration given to SFAS 140, which considers the prepayment risk, if any, associated with the investments. Interest only strips are either purchased or retained, are classified as either available for sale or trading, and are accounted for in accordance with SFAS 115, with further guidance provided by SFAS 140 and EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, which considers the prepayment risk, if any, associated with the investments.

The Company retains the associated subordinate loan participations within a bankruptcy-remote subsidiary. The subordinate loan participations are generally sufficient to cover any expected losses on the commercial mortgage loans. Through the bankruptcy-remote subsidiary, GMAC provides the banks a put option on the senior loan participation that generally can be exercised if the loan participation becomes an ineligible asset. An asset becomes ineligible if it is delinquent for more than a specified time period, or has not been paid down within a predetermined time period. The senior loan participations are collateralized by first mortgage liens on the underlying commercial properties; rights to cash flows from the loan proceeds are senior to the subordinate loan participation. The term of these put options varies but, in all cases is less than one year. The notional amounts of the unexercised put options aggregated $460 million and $625 million as of September 30, 2004 and December 31, 2003, respectively. Such amounts also represent the total maximum exposure to loss. There is no liability established for these put options as determined after evaluating the market value of these senior loan participations in comparison to other comparable senior loan participations without similar optionality.

•	Other mortgage funding — GMAC also uses off-balance sheet QSPEs and third-party facilities to finance mortgage-related products, government agency conforming, defaulted government-insured or guaranteed mortgage loans and warehouse and construction loans. Net assets in these facilities totaled $3.3 billion and $7.6 billion at September 30, 2004 and December 31, 2003, respectively. The decrease from December 31, 2003 is reflective of the Company’s accounting treatment for certain mortgage transfers effective September 30, 2004. Refer to Note 1 to the Condensed Consolidated Financial Statements. Funding for the assets is provided by either a GMAC- or bank-sponsored commercial paper conduit or by third-party financing. A number of the facilities aggregating $2.8 billion and $7.4 billion outstanding at September 30, 2004 and December 31, 2003, respectively, provide committed funding for the term of the facility agreement.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Failure of the committed facility providers to renew the commitments, or of the uncommitted facility providers to continue accepting loans, would require GMAC to find alternative financing sources for these assets.

•	Interests in real estate partnerships — The Company’s Mortgage operations syndicate investments in real estate partnerships to unaffiliated investors and, in certain partnerships, guarantee the timely payment of a specified return to those investors. Returns to investors in the partnerships syndicated by the Company are derived from tax credits and tax losses generated by underlying operating partnership entities that develop, own, and operate affordable housing properties throughout the United States. Syndicated real estate partnerships that contain a guarantee are reflected in the Company’s financial statements under the financing method. In addition, the Company has variable interests in the underlying operating partnerships (primarily in the form of limited partnership interests) where GMAC is not the primary beneficiary of and, as a result, is not required to consolidate these entities under FIN 46. Assets outstanding in the guaranteed syndicated real estate partnerships approximated $4.7 billion at September 30, 2004. GMAC’s exposure to loss at such time was $983 million, representing the amount payable to investors in the event of liquidation of the partnerships. The Company’s exposure to loss increases as unaffiliated investors place additional guaranteed commitments with the Company. Considering such committed amounts, the Company’s exposure to loss in future periods is not expected to exceed $1.5 billion. Refer to Note 9 of the Condensed Consolidated Financial Statements for further discussion of interests in real estate partnerships.

•	New Center Asset Trust (NCAT) — NCAT is a QSPE that was established for the purpose of purchasing and holding privately issued asset-backed securities created in GMAC’s automotive finance asset securitization program, as previously described. NCAT funds the activity through the issuance of asset-backed commercial paper and equity certificates. NCAT acquires the asset-backed securities from special purpose trusts established by the Company’s limited purpose bankruptcy-remote subsidiaries. As of September 30, 2004, NCAT had $9.9 billion in asset-backed securities, which were supported by $9.6 billion in commercial paper and $582 million in equity owned by investors not affiliated with the Company. The Company acts as administrator of NCAT to provide for the administration of the trust. NCAT maintains a $19.5 billion revolving credit agreement characterized as a liquidity and receivables purchase facility to support its issuance of commercial paper (see Note 6 to the Condensed Consolidated Financial Statements). The assets underlying the NCAT securities are retail finance receivables and wholesale loans that are securitized as a part of GMAC’s automotive finance funding strategies. As such, the $9.9 billion of NCAT securities outstanding at September 30, 2004 are considered in the non-mortgage securitization amounts presented in the foregoing table.

Purchase Obligations and Options

Certain of the structures related to securitization transactions and other off-balance activities contain provisions, which are standard in the securitization industry, where the Company may (or, in limited circumstances, is obligated to) purchase specific assets from the entities. The Company’s purchase obligations relating to off-balance sheet transactions are as follows:

•	Representations and Warranties Obligations — In connection with certain asset sales and securitization transactions, the Company typically delivers standard representations and warranties to the purchaser regarding the characteristics of the underlying transferred assets. These representations and warranties conform to specific guidelines, which are customary in securitization transactions. These clauses are intended to ensure that the terms and conditions of the sales contracts are met upon transfer of the asset. Prior to any sale or securitization transaction, the Company performs due diligence with respect to the assets to be included in the sale to ensure that they meet the purchaser’s requirements, as expressed in the representations and warranties. Due to these procedures, the Company believes that the potential for loss under these arrangements is remote. Accordingly, no liability is reflected in the Consolidated Balance Sheet related to these potential obligations. The maximum potential amount of future payments the Company could be required to make would be equal to the current balances of all assets subject to such securitization or sale activities. The Company does not monitor the total value of assets historically transferred to securitization vehicles or through other asset sales. Therefore, the Company is unable to develop an estimate of the maximum payout under these representations and warranties.

Representations and warranties made by the Company in off-balance sheet arrangements relate to the required characteristics of the receivables (e.g., contains customary and enforceable provisions, is secured by enforceable lien, has an original term of no less than x months and no greater than y months, etc.) as of the initial sale date. Purchasers rely on these representations and warranties, which are common in the securitization industry, when purchasing the receivables. In connection with mortgage assets, it is common industry practice to include assets in a sale of mortgage loans before the Company has physically received all of the original loan documentation from a closing agent, recording office, or third-party register. In these cases, the loan origination process is completed through the disbursement of cash and the settlement process with the consumer; however, all of the loan documentation may not have been received by the Company and, in some cases, delivered to custodians that hold them for investors. When the documentation process is not yet complete, a representation is given that documents will be delivered within a specified number of days after the initial sale date.

Loans for which there are trailing or defective legal documents generally perform as well as loans without such administrative complications. Such loans merely fail to conform to the requirements of a particular sale. Upon discovery of a breach of a representation, the loans are either corrected in a manner conforming to the provisions of the sale agreement, replaced with a similar mortgage loan that conforms to the provisions, or investors are made whole by the Company through the purchase of the mortgage loan at a price determined by the related transaction documents, consistent with industry practice.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The Company purchased $622 million in mortgage assets under these provisions for the first nine months ended September 30, 2004 and $24 million of automotive receivables and $2,133 million of mortgage assets under these provisions in 2003. The majority of purchases under representations and warranties occurring in the nine months ended September 30, 2004 and in 2003 resulted from the inability to deliver underlying mortgage documents within a specified number of days after the initial sale date. The remaining purchases occurred due to a variety of non-conformities (typically related to clerical errors discovered after sale in the post-closing review).

•	Administrator or Servicer Actions — The Company, in its capacity as servicer, covenants in the securitization transaction documents that it will not amend or modify certain characteristics of any receivable after the initial sale date (e.g., amount financed, annual percentage rate, etc.). In addition, the Company is required to service sold receivables in the same manner in which it services owned receivables. In servicing its owned receivables, GMAC may make changes to the underlying contracts at the request of the borrower, for example, because of errors made in the origination process or in order to prevent imminent default as a result of temporary economic hardship (e.g., borrower requested deferrals or extensions). When the Company would otherwise modify an owned receivable in accordance with customary servicing practices, it is, therefore, required to modify a sold and serviced receivable, also in accordance with customary servicing procedures. If the modification is not otherwise permitted by the securitization transaction documents, the Company is therefore required to purchase such serviced receivable that has been sold. The Company purchased $64 million and $147 million in automotive receivables under these provisions in the nine months ended September 30, 2004 and for the full year 2003, respectively.

•	Limited Recourse Obligations — Under certain commercial mortgage facilities, there are eligibility criteria relating to the post-sale delinquency status of an asset and the length of time permitted between the date of sale to the mortgage warehouse facility and the ultimate date of securitization. If these criteria are not met, the beneficial interest holder may have the option to put affected assets back to a consolidated bankruptcy-remote affiliate of the Company, based on terms provided in the facilities’ legal documentation. The Company purchased $205 million and $755 million of commercial mortgage assets under these provisions in the nine months ended September 30, 2004 and for the full year 2003, respectively.

The Company’s purchase options relating to off-balance sheet transactions are as follows:

•	Asset Performance Conditional Calls — In the Company’s mortgage off-balance sheet transactions, the Company typically retains the option (but not an obligation) to purchase specific assets that become delinquent beyond a specified period of time, as set forth in the transaction legal documents (typically 90 days). The Company reports affected assets when the purchase option becomes exercisable. Assets are purchased after the option becomes exercisable when it is in the best economic interest of the Company to do so. The Company purchased $126 million and $358 million of mortgage assets under these provisions in the nine months ended September 30, 2004 and for the full year 2003, respectively.

•	Third-Party Purchase Calls — Unrelated third parties acquire mortgage assets through the exercise of third-party purchase call options. Prior to September 30, 2004, at the point when the third-party agreed to purchase affected assets, the Company recorded the assets in the Consolidated Balance Sheet and became obligated to exercise the call, deliver the mortgages to the purchaser and to deliver the purchasers’ funds for the benefit of holders of beneficial interests which were supported by the affected mortgage loans. Sale treatment was previously recognized under paragraph 9 of SFAS 140 for the transactions to which these calls apply. This third-party purchase call was exercised on approximately $30.1 billion and $65.1 billion of mortgage assets during the first nine months of 2004 and for the full year 2003, respectively. Effective September 30, 2004, the Company modified its accounting treatment for assets transferred subject to a third-party purchase call (refer to Note 1 to the Condensed Consolidated Financial Statements for further details).

•	Cleanup Calls — In accordance with SFAS 140, the Company retains a cleanup call option in securitization transactions that allows the servicer to purchase the remaining transferred financial assets, once such assets or beneficial interests reach a minimal level and the cost of servicing those assets or beneficial interests become burdensome in relation to the benefits of servicing (defined as a specified percentage of the original principal balance). The Company chooses to exercise cleanup calls when it is in the best economic interest of the Company to do so. The Company purchased $3.4 billion and $2.2 billion in assets under these cleanup call provisions for the nine months ended September 30, 2004 and for the year ended December 31, 2003, respectively. In connection with a bilateral agreement to terminate a particular facility, GMAC purchased $653 million in 2003 in accordance with the facility’s legal documentation.

When purchases of assets from off-balance sheet facilities occur, either as a result of an obligation to do so, or upon GMAC obtaining the ability to acquire sold assets through an option, any resulting purchase is executed in accordance with the legal terms in the facility or specific transaction documents. In most cases, the provisions for the purchase of specific assets in automotive receivables and mortgage asset transactions state that the purchase price is equal to the unpaid principal balance (i.e., par value) of the receivable, plus any accrued interest thereon. Once the conditions are satisfied for an obligatory or optional purchase (or in the case of cleanup calls, when notice of intent to exercise is provided), the asset is reported in the Company’s Consolidated Balance Sheet as held for sale or held for investment, with a corresponding liability (until paid in full, written off, or sold in a later transaction).

Management’s Discussion and Analysis
General Motors Acceptance Corporation

An exception relates to cleanup calls, which may result in a net gain or loss. In these cases, the Company records assets when the option to purchase is exercisable, as determined by the legal documentation. Any difference between the purchase price and amounts paid to discharge third-party beneficial interests is remitted to the Company through the recovery on the related retained interest. Any resulting gain or loss is recognized upon the exercise of a cleanup call option.

Upon the obligatory or optional purchase of assets from an off-balance sheet facility, no net gain or loss is generally recognized by GMAC because the asset is purchased at par value, plus any accrued interest thereon, (as required by the transaction documents). To the extent that the fair value differs from the par value, any resulting gain or loss would be materially offset by a gain or loss recognized through the revaluation of any retained interest. Subordinated retained interests are valued based on modeled expectations of future cash flows (including prepayment speeds and future credit losses). As a result, the event of purchasing the asset does not, in and of itself, result in any material net gain or loss to GMAC.

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

SAB 105 — In March 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105), that summarizes the views of the staff regarding the application of GAAP to loan commitments accounted for as derivative instruments. SAB 105 is effective for commitments to originate or purchase loans to be held for sale and for commitments to purchase loans to be held for investment (also referred to as interest rate lock commitments, or IRLCs) that are entered into after March 31, 2004. SAB 105 provides specific guidance on the measurement of loan commitments accounted for at fair value, specifying that fair value measurement exclude any expected future cash flows related to the customer relationship or loan servicing.

Prior to April 1, 2004, upon entering into the commitment, GMAC recognized loan commitments at fair value based on expected future gain on sale, including an estimate of the future MSRs. For certain products, the future gain on sale (exclusive of MSR value) was known based on transparent pricing in an active secondary market and was included in current period earnings. Any additional value associated with the loan commitments (including the future value of the MSR) was deferred and recognized in earnings at the time of the sale (or securitization) of the loan. As a result of SAB 105, effective April 1, 2004, GMAC no longer recognizes the value of the commitment at the time of the rate lock. However, subsequent changes in value from the time of the lock are recognized as assets or liabilities, with a corresponding adjustment to current period earnings, but exclude any future MSR value. Upon sale of the loan, the initial estimated value associated with the rate lock, along with the MSR, are recognized as part of the gain on sale (or securitization). The impact of adopting the provisions of SAB 105 resulted in a deferral in the timing of recognizing the value of certain loan commitments, but did not have a material impact on the Company’s financial condition or results of operations.

EITF 03-1 — In March 2004, the Emerging Issues Task Force released EITF Issue No. 03-1, The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is other than temporarily impaired and applies to investments classified as either available for sale or held to maturity under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities (including individual securities and investments in mutual funds), and investments accounted for under the cost method. In addition, EITF 03-1 contains disclosure requirements for impairments that have not been recognized as other than temporary. In October 2004, the FASB voted to delay the effective date of the recognition and measurement provisions related to determining other than temporary impairment on available for sale securities. The effective dates for the disclosure requirements vary depending on the type of investment being considered, with the first effective date for fiscal years ending after December 15, 2003. Management is monitoring the ongoing discussions by the FASB related to this issue in order to assess the potential impact of this guidance on the financial statements of the Company.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

     Consolidated Operating Results

The following section provides a discussion of GMAC’s consolidated results of operations as displayed in the Condensed Consolidated Statement of Income. The individual business segment sections of this MD&A provide a further discussion of the operating results.

Revenues

Total financing revenue increased by $359 million and $1,272 million, in the third quarter and nine months ended September 30, 2004, respectively. Financing revenue at the Company’s Mortgage operations increased $319 million and $1,217 million, in the third quarter and nine months ended September 30, 2004, respectively, as compared to the same periods in the prior year despite a decline in refinancing activity in the residential mortgage market. The increase was due to continued use of secured borrowing structures for residential mortgage loans which has resulted in increased asset levels. Additionally, interest income from commercial loans in the Company’s financing operations increased due to higher dealer inventory levels.

An increase in borrowing costs combined with higher debt levels to fund the growth in consolidated assets contributed to an increase in interest and discount expense in 2004 of $408 million and $1,193 million for the third quarter and nine months ended September 30, 2004, respectively, as compared to the same period in 2003. The provision for credit losses increased by $92 million and $132 million for the third quarter and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003, resulting from increased mortgage assets held as collateral for secured borrowings. This increase was partially offset by lower loss provisions in the Company’s Financing operations. Insurance premiums and service revenue increased by $145 million and $386 million for the third quarter and nine months ended September 30, 2004, respectively, as compared with the same periods in 2003 due to volume growth in service contracts as a result of increased penetration levels and reinsurance.

Mortgage banking income increased by $95 million for the third quarter of 2004 compared with the same period in the prior year resulting from favorable amortization and impairment of mortgage servicing rights due to an increase in market interest rates. The decrease in mortgage banking income of $307 million for the nine months ended September 30, 2004 compared with the same period in 2003 results from lower gains on sales of loans caused by a combination of decreased residential loan production and lower pricing margins, which was partially offset by a decrease in amortization and impairment of mortgage servicing rights.

The increase in other income was due primarily to higher fee related income in commercial mortgage operations as well as the favorable impact of interest rate changes on derivative assets in the Company’s automotive financing operations.

Expenses

Noninterest expense increased by $205 million and $166 million in the third quarter and nine months ended September 30, 2004, respectively. Depreciation on operating lease assets was comparable to prior periods consistent with asset levels. Increases in insurance losses and loss adjustment expenses and higher acquisition and underwriting expenses were commensurate with increases in insurance premium revenue. Other operating expenses increased due to higher advertising expenses within the Company’s Finance operations related to shared marketing programs with General Motors, which was partially offset by favorable remarketing results on operating lease assets. The Company’s effective tax rate declined in the third quarter and nine months ended September 30, 2004 primarily due to favorable tax settlements and other changes in tax circumstances in certain of the Company’s international subsidiaries.

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

Other Information
General Motors Acceptance Corporation

     Legal Proceedings

GMAC is subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against it. The Company did not become party to any material pending legal proceedings during the nine-month period ended September 30, 2004, or during the period from September 30, 2004 to the filing date of this report.

     Exhibits and Reports on Form 8-K

(a)	Exhibits — The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report. Such Index is incorporated herein by reference.

(b)	Reports on Form 8-K — The Company filed the following Current Reports on Form 8-K during the third quarter:

•	On July 21, 2004, under Item 12, Results of Operations and Financial Condition, summarizing financial results for the quarter ended June 30, 2004.

•	On August 31, 2004, under Item 7.01, Regulation FD Disclosure and Item 9.01, Financial Statements and Exhibits, containing presentation materials.

No other reports on Form 8-K were filed during the third quarter; however,

•	On October 14, 2004, under Item 2.02, Results of Operations and Financial Condition, the Company filed a Current Report on Form 8-K summarizing financial results for the quarter ended September 30, 2004.

•	On October 15, 2004, under Item 8.01, Other Events, the Company filed a Current Report on Form 8-K relating to credit rating agency actions.

•	On October 18, 2004, under Item 8.01, Other Events, the Company filed a Current Report on Form 8-K relating to credit rating agency actions.

•	On October 19, 2004, under Item 7.01, Regulation FD Disclosure and Item 9.01, Financial Statements and Exhibits, the Company filed a Current Report on Form 8-K containing presentation materials.

•	On October 26, 2004, under Item 8.01, Other Events, the Company filed a Current Report on Form 8-K relating to credit rating agency actions.

•	On November 5, 2004, under Item 8.01, Other Events, the Company filed a Current Report on Form 8-K relating to credit rating agency actions.

•	On November 10, 2004, under Item 8.01, Other Events and Item 9.01 (c), Financial Statements and Exhibits, the Company filed a Current Report on Form 8-K to reflect modifications to the reportable segment information for the years ended December 31, 2003, 2002 and 2001.

Pursuant to General Instruction B of Form 8-K, reports submitted under Item 2.02, 7.01 and 12 are not deemed to be “filed” for the purpose of Section 18 of the Securities and Exchange Act of 1934 and are not subject to the liabilities of that section. GMAC is not incorporating, and will not incorporate by reference, these reports into a filing under the Securities Act or the Exchange Act.

Signatures
General Motors Acceptance Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 10th day of November, 2004.

General Motors Acceptance Corporation
(Registrant)

/s/ SANJIV KHATTRI

Sanjiv Khattri
Executive Vice President and
Chief Financial Officer

/s/ LINDA K. ZUKAUCKAS

Linda K. Zukauckas
Vice President and Corporate Controller

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