Form 10-K
period 2004-12-31
GENERAL MOTORS ACCEPTANCE CORP
filed 2005-03-16
CIK 40729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number: 1-3754

GENERAL MOTORS ACCEPTANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-0572512 (I.R.S. Employer Identification No.)

200 Renaissance Center

P.O. Box 200 Detroit, Michigan
48265-2000
(Address of principal executive offices)
(Zip Code)

(313) 556-5000

(Registrant’s telephone number, including area code)

Securities registered, pursuant to Section 12(b) of the Act, on the New York Stock Exchange:

Title of each class

8.75% Notes due July 15, 2005	10.30% Deferred Interest Debentures due June 15, 2015
6 5/8% Notes due October 15, 2005	7.30% Public Income NotES (PINES) due March 9, 2031
6 1/8% Notes due January 22, 2008	7.35% Notes due August 8, 2032
8 7/8% Notes due June 1, 2010	7.25% Notes due February 7, 2033
6.00% Debentures due April 1, 2011	7.375% Notes due December 16, 2044
10.00% Deferred Interest Debentures due December 1, 2012

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of December 31, 2004, there were outstanding 10 shares of the issuer’s $.10 par value common stock.

Documents incorporated by reference. None.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Contents
Part I
Part II
Part III
Part IV
Signatures
Index of Exhibits
Computation of Ratio of Earnings to Fixed Charges
Consent of Independent Registered Public Accounting Firm
Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

INDEX
General Motors Acceptance Corporation

		Page

Part I
Item 1.	Business	1
Item 2.	Properties	1
Item 3.	Legal Proceedings	1
Item 4.	Submission of Matters to a Vote of Security Holders	*

Part II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	1
Item 6.	Selected Financial Data	1
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	1
Item 8.	Financial Statements and Supplementary Data	1
	Statement of Responsibility for Preparation of Financial Statements	51
	Management’s Report on Internal Control over Financial Reporting	52
	Reports of Independent Registered Public Accounting Firm	53
	Consolidated Statement of Income	55
	Consolidated Balance Sheet	56
	Consolidated Statement of Changes in Stockholder’s Equity	57
	Consolidated Statement of Cash Flows	58
	Notes to Consolidated Financial Statements	59
	Supplementary Financial Data	95
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	2
Item 9A.	Controls and Procedures	2
Item 9B.	Other Information	2

Part III
Item 10.	Directors and Executive Officers of the Registrant	*
Item 11.	Executive Compensation	*
Item 12.	Security Ownership of Certain Beneficial Owners and Management	*
Item 13.	Certain Relationships and Related Transactions	*
Item 14.	Principal Accountant Fees and Services	2

Part IV
Item 15.	Exhibits, Financial Statement Schedules	3
Signatures		4
Index of Exhibits		5

* Item is omitted pursuant to the Reduced Disclosure Format, as set forth on the cover page of this filing.

Contents
General Motors Acceptance Corporation

Part I

Item 1. Business

General Motors Acceptance Corporation (GMAC or the Company), a wholly owned subsidiary of General Motors Corporation (General Motors or GM), was incorporated in 1997 under the Delaware General Corporation Law. On January 1, 1998, the Company merged with its predecessor, which was originally incorporated in New York in 1919. The Company operates directly and through its subsidiaries and affiliates in which the Company or GM has equity investments.

GMAC’s global activities include Financing, Mortgage and Insurance operations:

•	Financing — GMAC and its affiliated companies offer a wide variety of automotive financial services to and through General Motors and other automobile dealerships and to the customers of those dealerships. The Company also provides commercial financing and factoring services to businesses in other industries (e.g., manufacturing and apparel).
•	Mortgage — The Company’s Mortgage operations originate, purchase, service, sell and securitize residential and commercial mortgage loans and mortgage related products.
•	Insurance — GMAC’s Insurance operations insure and reinsure automobile service contracts, personal automobile insurance coverages (ranging from preferred to non-standard risk) and selected commercial insurance coverages.

Various subsidiaries of the Company are subject to regulatory, financial and other requirements of the jurisdictions in which they conduct business operations. These regulatory restrictions primarily dictate that these subsidiaries meet certain minimum capital requirements, restrict dividend distributions and may restrict certain assets. To date, compliance with these various regulations has not had a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

The Company had 33,700 and 32,205 employees worldwide as of December 31, 2004 and 2003, respectively. A description of the Company’s lines of business, along with the products and services offered and the market competition is contained in the individual business operations sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, which begins on page 10.

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

GMAC and its subsidiaries are named as defendants in a number of legal actions and from time to time are involved in governmental proceedings arising in connection with GMAC’s respective businesses. Some of the pending actions purport to be class actions. The Company establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, it is the opinion of management that the eventual outcome of the actions against GMAC will not have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of legal matters, if unfavorable, may be material to the Company’s consolidated financial condition, results of operations, or cash flows.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company is a wholly owned subsidiary of General Motors and, accordingly, there is no market for the Company’s common stock. The Company paid dividends to General Motors of $1.5 billion in 2004, $1 billion in 2003 and $400 million in 2002.

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

Refer to the Market Risk section beginning on page 46.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements, together with the notes thereto and the reports of Management and of Deloitte & Touche

Contents
General Motors Acceptance Corporation

LLP dated March 14, 2005, begin on page 51. Unaudited supplementary financial data for each quarter within the two years ended December 31, 2004 is included on page 95.

GMAC’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are available on the Company’s internet website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the United States Securities and Exchange Commission (SEC). These reports are available at www.gmacfs.com, under Investment, Financial Statements, and SEC Filings.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, GMAC’s Principal Executive Officer and GMAC’s Principal Financial Officer evaluated, with the participation of GMAC’s management, the effectiveness of the Company’s disclosure controls and procedures.

As discussed in Supplementary Financial Data – Summary of Consolidated Quarterly Earnings on page 95, GMAC has made certain adjustments to restate previously reported 2004 quarterly financial results. The adjustments did not impact GMAC’s 2004 annual results, financial condition as of December 31, 2004, or cash flows for the year ended December 31, 2004. While none of these adjustments were individually material to GMAC’s consolidated financial statements, the aggregation of these items, combined with other adjustments previously considered immaterial to GMAC’s quarterly operating results on a consolidated basis, has led to the decision by management and the GMAC Audit Committee to restate the quarterly information for each of the three quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, from what had been previously reported.

In order to analyze the internal control considerations associated with the adjustments underlying the restatements, GMAC management evaluated (1) each adjustment as to whether it was caused by an internal control deficiency and (2) the effectiveness of actions that had been taken to remediate identified deficiencies. Certain of the adjustments were identified and corrected through internal control remediation that occurred in connection with GMAC’s Corporate Sarbanes-Oxley Section 404 program, while others were not related to deficiencies in internal controls. Management has concluded that the restatement of quarterly results was not the result of a material weakness in internal control that existed as of December 31, 2004.

Based on management’s evaluation, which disclosed no material weaknesses, GMAC’s Principal Executive and Principal Financial Officers each concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of the Annual Report on Form 10-K.

Item 9B. Other Information

None

Part III

Item 14. Principal Accountant Fees and Services

The Company retained Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively Deloitte & Touche) to audit its consolidated financial statements for the year ended December 31, 2004. The Company and its subsidiaries also retained Deloitte & Touche, as well as other accounting and consulting firms, to provide various other services in 2004.

Contents
General Motors Acceptance Corporation

The aggregate fees billed to the Company for professional services performed by Deloitte & Touche were as follows:

December 31, (in millions)	2004	2003

Audit fees (a)	$27	$21
Audit-related fees (b)	2	3
Tax fees (c)	4	4

Subtotal	33	28
All other fees (d)	1	1

Total principal accountant fees	$34	$29

(a)	Audit fees pertain to the audit of the Company’s annual Consolidated Financial Statements, including reviews of the interim financial statements contained in the Company’s Quarterly Reports on Form 10-Q and completion of statutory reports. Also included in this category are $7 in 2004 and $9 in 2003 of fees for services such as comfort letters to underwriters in connection with debt issuances, attest services, consents to the incorporation of the Deloitte & Touche audit report in publicly filed documents, and assistance with and review of documents filed with the SEC.
(b)	Audit-related fees pertain to assurance and related services that are traditionally performed by the principal accountant, including employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with proposed or consummated acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.
(c)	Tax fees pertain to services performed for tax compliance, tax planning, and tax advice, including preparation of tax returns and claims for refund and tax payment-planning services. Tax planning and advice also includes assistance with tax audits and appeals, and tax advice related to specific transactions.
(d)	All other fees pertain primarily to assistance with the implementation of non-financial systems.

The services performed by Deloitte & Touche in 2004 were pre-approved in accordance with the pre-approval policy of the GM Audit Committee. This policy requires that during its first meeting of the fiscal year, the GM Audit Committee will be presented, for approval, a description of the Audit-Related, Tax and Other services expected to be performed by the principal accountant during the fiscal year. Any requests for such services in excess of $1 million not contemplated during the first meeting must be submitted to the GM Audit Committee for specific pre-approval. Requests for services less than $1 million must be pre-approved by the Chairman of the GM Audit Committee, and reported to the full Committee at its next regularly scheduled meeting. Proposed fees for Audit services are presented to the GM Audit Committee for approval in May each year.

The GM Audit Committee determined that all services provided by Deloitte & Touche during 2004 were compatible with maintaining their independence as principal accountants.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report. Such Index is incorporated herein by reference. Certain financial statement schedules have been omitted because prescribed information has been incorporated into the Consolidated Financial Statements or notes thereto.

Signatures
General Motors Acceptance Corporation

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of March, 2005.

General Motors Acceptance Corporation
(Registrant)

/s/ ERIC A. FELDSTEIN
________________________________________ Eric A. Feldstein
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 16th day of March, 2005.

/s/ ERIC A. FELDSTEIN Eric A. Feldstein Chairman and Director	/s/ W. ALLEN REED W. Allen Reed Director and GMAC Audit Committee Chairman

/s/ WILLIAM F. MUIR William F. Muir President and Director	/s/ WALTER G. BORST Walter G. Borst Director and GMAC Audit Committee Member

/s/ SANJIV KHATTRI Sanjiv Khattri Executive Vice President, Principal Financial Officer and Director	/s/ JOHN M. DEVINE John M. Devine Director and GMAC Audit Committee Member

/s/ RICHARD J. S. CLOUT Richard J. S. Clout Executive Vice President, President, International Operations and Director	/s/ GARY L. COWGER Gary L. Cowger Director

/s/ JOHN E. GIBSON John E. Gibson Executive Vice President, President, North American Operations and Director	/s/ G. RICHARD WAGONER, JR. G. Richard Wagoner, Jr. Director

/s/ LINDA K. ZUKAUCKAS

Linda K. Zukauckas Controller and Principal Accounting Officer

Index of Exhibits
General Motors Acceptance Corporation

Exhibit	Description	Method of Filing

3.1	Certificate of Incorporation of GMAC Financial Services Corporation dated February 20, 1997	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-3754); incorporated herein by reference.

3.2	Certificate of Merger of GMAC and GMAC Financial Services Corporation dated December 17, 1997	Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-3754); incorporated herein by reference.

3.3	By-Laws of General Motors Acceptance Corporation as amended through April 1, 2004	Filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 1-3754); incorporated herein by reference.

4.1	Form of Indenture dated as of July 1, 1982 between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115; incorporated herein by reference.

4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653; incorporated herein by reference.

4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987 supplementing the indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236; incorporated herein by reference.

4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996 supplementing the indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183; incorporated herein by reference.

4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705; incorporated herein by reference.

4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998 supplementing the indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463; incorporated herein by reference.

4.2	Form of Indenture dated as of September 24, 1996 between the Company and The Chase Manhattan Bank, Trustee, relating to SmartNotes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023; incorporated herein by reference.

4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207; incorporated herein by reference.

4.3	Form of Indenture dated as of October 15, 1985 between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 2-99057; incorporated herein by reference.

4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-4661; incorporated herein by reference.

4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company’s Registration Statement No. 33-6717; incorporated herein by reference.

4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company’s Registration Statement No. 33-12059; incorporated herein by reference.

4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company’s Registration Statement No. 33-26057; incorporated herein by reference.

Index of Exhibits
General Motors Acceptance Corporation

Exhibit	Description	Method of Filing

4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company’s Registration Statement No. 33-31596; incorporated herein by reference.

4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

4.3.7	Form of Seventh Supplemental Indenture dated as of June 15, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

4.4	Form of Indenture dated as of December 1, 1993 between the Company and Citibank, N.A., Trustee, relating to Medium-Term Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 33-51381; incorporated herein by reference.

4.4.1	Form of First Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.4	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-59551; incorporated herein by reference.

10	Copy of agreement dated as of October 22, 2001 between General Motors Corporation and General Motors Acceptance Corporation	Filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated as of October 23, 2001 (File No. 1-3754); incorporated herein by reference.

12	Computation of ratio of earnings to fixed charges	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that Section. In addition, Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

Financial Highlights
General Motors Acceptance Corporation

As of or for the year ended December 31,
(in millions)	2004	2003	2002	2001	2000

Financing, mortgage, insurance and other income	$30,312	$27,861	$24,510	$23,919	$22,817
Interest and discount expense	(9,535)	(7,564)	(6,834)	(7,729)	(8,423)
Provision for credit losses	(1,944)	(1,721)	(2,153)	(1,472)	(602)

Total net revenue	18,833	18,576	15,523	14,718	13,792
Noninterest expense	(14,486)	(14,192)	(12,582)	(11,919)	(11,236)

Income before income tax expense	4,347	4,384	2,941	2,799	2,556
Income tax expense	(1,434)	(1,591)	(1,071)	(1,047)	(954)
Cumulative effect of accounting change (a)	—	—	—	34	—

Net income	$2,913	$2,793	$1,870	$1,786	$1,602
Dividends paid	$1,500	$1,000	$400	—	$1,377
Total assets	$324,139	$288,163	$227,728	$192,855	$168,598
Debt	$268,960	$238,862	$183,232	$151,806	$133,207
Stockholder’s equity	$22,417	$20,236	$17,831	$16,134	$14,040

(a)	Relates to the January 1, 2001 adoption of Statement of Financial Accounting Standards 133, Accounting for Derivatives Instruments and Hedging Activities.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Overview

GMAC is a leading global financial services firm with over $320 billion of assets and operations in 41 countries. Founded in 1919 as a wholly-owned subsidiary of General Motors Corporation, GMAC was established to provide GM dealers with the automotive financing necessary for the dealers to acquire and maintain vehicle inventories and to provide retail customers the means by which to finance vehicle purchases through GM dealers. GMAC products and services have expanded beyond automotive financing and GMAC currently operates in three primary lines of business — Financing, Mortgage and Insurance operations. Refer to the separate business operations discussions in this MD&A for a description of the business activities and results of operations.

Operating Summary

Net income for GMAC’s businesses is summarized as follows:

Year ended December 31, ($ in millions)	2004	2003

Financing (a)	$1,476	$1,360
Mortgage (b)	1,108	1,254
Insurance	329	179

Net income	$2,913	$2,793

Return on average equity	13.3%	14.4%

(a)	Includes North America and International automotive business segments, separately identified in Note 23 to the Consolidated Financial Statements, as well as the Company’s Commercial Finance Group.
(b)	Includes GMAC Residential, GMAC-RFC and GMAC Commercial Mortgage segments, separately identified in Note 23 to the Consolidated Financial Statements.

GMAC earned a record $2.9 billion in 2004, up from the previous record of $2.8 billion earned in 2003, representing the 10th consecutive year of earnings growth. These record earnings were driven by solid results in each of GMAC’s three main lines of business. Record earnings were achieved in a difficult environment that included higher market interest rates, declining mortgage industry volume and a series of negative rating agency actions. Along with the earnings increase, GMAC continued to provide global support for the marketing of GM vehicles, as well as provided a significant source of cash flow to GM through the payment of a $1.5 billion dividend in the fourth quarter.

Despite unfavorable impacts from lower net interest margins, 2004 net income from Financing operations increased to $1,476 million, up from the $1,360 million earned in 2003. The increase reflects considerable improvement in earnings from International operations, lower credit loss provisions, improved vehicle remarketing results in North America and the impact of favorable tax settlements.

Mortgage operations earned $1,108 million, a decline of 12% from record earnings of $1,254 million earned in 2003 as U.S. residential mortgage industry volumes declined by approximately 30%. Despite the lower industry volumes, GMAC’s Mortgage operations experienced market share gains, asset growth, improved mortgage servicing results and an increase in fee-based revenue.

GMAC’s Insurance operations generated record net income of $329 million in 2004, up $150 million from the $179 million earned in 2003. The increase reflects a combination of strong results achieved through increased premium revenue, favorable loss experience, and improved investment portfolio performance.

As summarized in the Supplementary Financial Data appearing on page 95, GMAC’s quarterly earnings of $683 million in the fourth quarter of 2004 represent an increase of 8% from the $630 million earned in the final quarter of 2003. For the quarter, net income from Financing operations totaled $323 million, down from $342 million earned in the fourth quarter of 2003. Insurance operations had net income of $68 million in the fourth quarter of 2004, down from the $73 million earned in the same period the prior year, and Mortgage operations earned $292 million in the fourth quarter, up from the $215 million earned in the fourth quarter of 2003. The quarterly information presented in the Supplementary Financial Data has been restated to adjust for certain amounts that were recognized in the incorrect quarterly period during 2004. Please refer to the Summary of Consolidated Quarterly Earnings on page 95 in the supplementary section for more information regarding the adjustments to GMAC’s 2004 quarterly results.

Outlook

GMAC’s 2004 record results were achieved despite a challenging environment, which management expects to continue in 2005. Factors include continued increases in market interest rates, a further decline in residential mortgage industry volume and uncertainties surrounding credit rating agency actions. However, management believes that the Company is strategically positioned to address these challenges through continued initiatives to diversify both revenue and funding sources, and leveraging GMAC’s size and scope of financial services operations. In particular, GMAC’s 2005 objectives are to earn at least $2.5 billion, while remitting dividends in excess of $2.0 billion to GM and maintaining a strong liquidity position. The following summarizes the key business issues that will be an important focus in 2005:

•	Funding and liquidity — GMAC’s ability to adequately fund the operations at attractive rates is a key component of the Company’s future profitability. During 2003 and 2004, the Company experienced a series of negative credit rating actions resulting in the downgrade of GMAC’s credit ratings to historically low levels. The negative actions were due primarily

Management’s Discussion and Analysis
General Motors Acceptance Corporation

to concerns regarding the financial outlook of GM related to its overall market position in the automotive industry and its burdensome health care obligations. As a result, GMAC’s unsecured borrowing spreads have widened significantly over the past several years, impacting the Company’s overall cost of funds, as well as significantly reducing the Company’s net interest margins. Despite these challenges, the Company has continued to meet funding demands through a continued strategy of diversification that has focused on increased use of liquidity sources, other than institutional unsecured markets traditionally used by GMAC. In 2005, the Company plans to further this diversification strategy through several strategic funding initiatives in order to continue to reduce the reliance on traditional sources of funding, many of which have become more expensive. In particular, GMAC will continue to leverage its strong origination platform and increase the use of retail automotive portfolio sales transactions and gradually migrate portions of the automotive finance business model to an originate/sell model from the historical originate/hold model. Additionally, GMAC has announced it is considering a restructuring of its residential mortgage operations in order to achieve a stand-alone credit rating so that the Mortgage operations may potentially develop separate and cost effective liquidity sources in order to continue to grow. Refer to the Funding and Liquidity section in this MD&A for further discussion.

•	Consumer and commercial credit risk — GMAC is exposed to credit risk on the portfolio of consumer automotive finance receivables and residential mortgage loans held for sale and held for investment, as well as on the interests retained from the Company’s securitization activities of these asset classes. In addition, GMAC is exposed to credit risk from various commercial portfolios, including floorplan financing to individual dealers or dealer groups, asset-based lending, equipment and inventory financing as well as construction and commercial property lending. Credit losses in GMAC’s consumer and commercial portfolios are influenced by general business and economic conditions of the industries and countries in which the Company operates. The Company actively manages its credit risk and believes that, as of December 31, 2004, it is adequately reserved for losses incurred in the portfolios. However, a negative change in economic factors (particularly in the U.S. economy) could adversely impact the Company’s future earnings. As GMAC’s credit exposures are generally collateralized, the severity of losses is particularly sensitive to a decline in used vehicle and residential home prices. In addition, the overall frequency of losses would be negatively influenced by an increase in macro-economic factors, such as unemployment rates and bankruptcy filings (both consumer and commercial).

•	Automotive lease residuals — In 2004, the Company experienced favorable results from the remarketing of off-lease vehicles in the consumer portfolio. The annual improvement was primarily the result of a decline in the volume of vehicles coming off-lease and being sold into the used vehicle market, as well as the fact that the underlying contractual residual values (on the current portfolio) were lower than the residuals established on prior years’ volume. Over the past several years, residual values on vehicles have been adjusted downward in response to the historical decline in off-lease vehicle results. Additionally, the Company has continued to increase the use of internet remarketing tools to maximize proceeds received from the sale of off-lease vehicles. Absent any unforeseen market events, management expects in 2005 that remarketing results will improve slightly in the United States from that experienced in 2004, as the amount of terminating units will continue to decline and the Company will continue to benefit from the effects of lower established residual values.

•	Residential mortgage market — GMAC’s 2004 earnings, as compared to 2003 results, were negatively impacted by a decline in U.S. mortgage industry volume primarily due to reduced refinancing activity in the residential market. This is consistent with the increase in mortgage interest rates in 2004, as compared to the historically low market interest rate environment experienced in 2003, which produced record loan production volumes and strong pricing margins. Management expects residential mortgage industry volume to continue to decline in 2005, as further increases in market interest rates and a decline in home sales and refinancings are expected. However, the impact of the decline in industry volume is expected to be mitigated through increased market share, increased fee-based income (which is less sensitive to origination volume), international growth and the favorable impact on mortgage servicing income from rising interest rates.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Lines of Business

GMAC offers financing, mortgage and insurance products and services to customers throughout the world.

GMAC Financial Services

Financing Operations	Mortgage Operations	Insurance Operations

Consumer Automotive Financing
  Retail Contracts and Leases
Commercial Automotive Financing
  Automotive Dealer Financing
  Automotive Fleet Financing
  Full Service Leasing
Commercial Finance Group
  Asset Based Lending
  Equipment Finance
  Structured Finance
Factoring	GMAC Residential Holding Corp.
  Residential Real Estate Services
    Residential Mortgage Banking
    Asset Sale and Securitization
    Real Estate Brokerage Services
    Relocation Services
GMAC-RFC Holding Corp.
  Residential Mortgage Banking
  Asset Sale and Securitization
  Warehouse Lending
  Business Lending
  Real Estate Investment
  Construction Lending
  Broker-Dealer Activities
GMAC Commercial Holding Corp
  Commercial Mortgage Banking
  Asset Sale and Securitization
  Asset Management and Investment
  Investment Advisory Services
  Broker-Dealer Activities
Tax Credit Syndication	Automotive Care
  Extended Service Contracts
  Maintenance Contracts
  Guaranteed Asset Protection
    (GAP) Insurance
Commercial Insurance
  Automotive Dealer Inventory
    Insurance
  Property and Casualty Reinsurance
Personal Vehicle Insurance
  Automobile
  Recreational Vehicle
Motorcycle

Financing Operations

GMAC’s Financing operations offer a wide range of financial services and products (directly and indirectly) to retail automotive consumers, automotive dealerships, and other commercial businesses. The Company’s Financing operations is comprised of two separate reporting segments — North American Automotive Finance Operations and International Automotive Finance Operations and one operating segment — Commercial Finance Group. These products and services offered by GMAC’s Financing operations include the purchase of retail installment sales contracts and leases, extension of term loans, dealer floor plan financing and other lines of credit, fleet leasing, and factoring of receivables. In addition, GMAC’s Financing operations utilize asset securitization as a critical component of the Company’s diversified funding strategy. The Funding and Liquidity and the Off-balance Sheet Arrangements sections of this MD&A provide additional information about the securitization activities of GMAC’s Financing operations.

Consumer Automotive Financing

GMAC provides vehicle financing to consumers through automotive dealerships around the world under the GMAC, GMAC Bank GmbH, Holden Financial Services, Banco General Motors, Saab Financial Services, On:line Finance and Nuvell Credit brand names. The Company primarily deals with franchised General Motors dealers. In most cases, GMAC purchases retail installment sales contracts (retail contracts) and lease contracts (leases) for new and used vehicles from GM-affiliated dealers (indirect lending). In some markets outside the United States, GMAC is a direct lender to the consumer. For purposes of discussion in this Financing operations section of this MD&A, the loans related to GMAC’s automotive lending activities are referred to as retail contracts. The following discussion centers on the Company’s operations in the United States, which are generally reflective of GMAC’s global business practices; however, certain countries have unique statutory or regulatory requirements that impact business practices. The effects of such requirements are not significant to the Company’s consolidated financial condition, results of operations, or cash flows.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The following table summarizes GMAC’s new vehicle consumer financing volume and the Company’s share of GM retail sales in markets where GMAC operates.

	GMAC volume			Share of GM retail sales

Year ended December 31, (units in thousands)	2004	2003	2002	2004	2003	2002

GM vehicles
North America
Retail contracts	1,396	1,430	1,595	36%	35%	37%
Leases	489	418	535	13%	10%	12%

Total North America	1,885	1,848	2,130	49%	45%	49%
International (retail contracts and leases)	534	415	433	30%	34%	34%

Total GM units financed	2,419	2,263	2,563	43%	42%	46%

Non-GM units financed	74	85	78

Total consumer automotive financing volume	2,493	2,348	2,641

General Motors may elect to sponsor incentive programs (on both retail contracts and leases) by supporting financing rates below standard rates at which GMAC purchases retail contracts. Such marketing incentives are also referred to as rate support or subvention. General Motors pays the present value difference between the customer rate and GMAC’s standard rates either directly or indirectly to GM dealers. GMAC purchases these contracts at a discount, which is deferred and recognized as a yield adjustment over the life of the contract. GM may also provide incentives on leases by supporting residual values (established at lease inception) in excess of GMAC’s standard residual values and by reimbursing the Company to the extent vehicle remarketing proceeds are less than contract residuals. Such lease incentives are also referred to as residual support, as further discussed in the Residual Risk Management portion of the Financing operations section of this MD&A. The following table summarizes the percentage of the Company’s annual retail contract and lease volume that includes GM-sponsored rate and residual incentives.

Year ended December 31,	2004	2003	2002

North America	63%	78%	84%
International	58%	60%	57%

The Company’s consumer financing volume and penetration levels are significantly impacted by the nature, timing, and extent of GM’s use of rate, residual and other financing incentives for marketing purposes on consumer retail contracts and leases. For example, GM began to aggressively use special rate financing incentives in the fourth quarter of 2001 in response to the economic conditions caused by the September 11 tragedy (through GM’s “Keep America Rolling” program). As a result, GMAC’s consumer automotive retail contract portfolio has increased 75% since September 2001. GM has regularly used rate subvention on retail contracts to market new vehicles in the United States. Late in 2004, GM reduced its use of special rate financing programs and introduced marketing programs that provide up-front cash incentives to customers that use GMAC to finance their purchase of a new GM vehicle. In addition, GM shifted a small portion of the marketing incentives back to residual incentives on consumer leases in 2004. As a result of these incentive programs, GMAC’s overall penetration levels for new vehicle consumer financings in 2004 remained consistent with that experienced in 2003, and continue to reflect traditionally strong levels.

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

GMAC uses a proprietary credit scoring system to support this credit approval process and to manage the credit quality of the portfolio. Credit scoring is used to differentiate credit applicants in terms of expected default rates, enabling the Company to better evaluate credit applications for approval and to tailor the pricing and financing structure based on this assessment of credit risk. The Company’s credit scoring models are periodically reviewed and updated based on historical information and current trends. However, these actions by management do not eliminate credit risk. Improper evaluations of contracts for purchase and changes in the applicant’s financial condition subsequent to approval could negatively affect the quality of the Company’s receivables portfolio, resulting in credit losses. As a part of the contract purchase process, the Company verifies that physical damage insurance is placed on the vehicle, and a security interest is established in the vehicle (for retail contracts), which further mitigates credit losses.

Servicing

The Company’s servicing activities consist of collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent, maintaining a

Management’s Discussion and Analysis
General Motors Acceptance Corporation

perfected security interest in the financed vehicle and monitoring physical damage insurance coverage of the vehicle. In the event that a customer fails to comply with the terms of the retail contract or lease, GMAC, after satisfying local legal requirements, is generally able to repossess and dispose of the vehicle.

GMAC customers have the option to remit payments based on monthly billing statements, coupon books, or electronic funds transfers. Customer payments are processed by regional third-party processing centers that electronically transfer payment data to customers’ accounts. GMAC also utilizes regional customer service centers to handle customer questions or requests for changes of address, payoff quotes, copies of contracts and other requests.

Collection activity is typically initiated when a customer becomes 10 days past due. Accounts 10 days past due receive a reminder notice. When an account is approximately 15 days or more past due, but less than 48 days past due, a third-party collection service attempts to contact the customer and make payment arrangements. Once an account becomes 48 days past due, specialized collection centers within GMAC begin collection follow-up, with the objective of tracking the account more closely and making appropriate decisions regarding repossession of the vehicle.

During the collection process, GMAC may offer a payment extension to a customer experiencing temporary financial difficulty, enabling the customer to delay monthly payments for 30, 60, or 90 days, thereby deferring the maturity date of the contract by such period of delay. Extensions granted to a customer typically do not exceed 90 days in the aggregate over any twelve-month period or 180 days in aggregate over the life of the contract. If the customer’s financial difficulty is not temporary, and management believes the customer could continue to make payments at a lower payment amount, GMAC may offer to rewrite the remaining obligation, extending the term and lowering the monthly payment obligation. Extensions and rewrites are techniques that help mitigate financial loss in those cases where management believes that the customer will recover from financial difficulty and resume regularly scheduled payments, or can fulfill the obligation with lower payments over a longer period of time. Before offering an extension or rewrite, collection personnel evaluate and take into account the capacity of the customer to meet the revised payment terms. While the granting of an extension could delay the eventual charge-off of an account, typically GMAC will repossess and sell the related collateral, thereby mitigating the loss. As an indication of the effectiveness of GMAC’s consumer credit practices, of the population of accounts in the U.S. traditional retail finance portfolio as of December 31, 2001, which have subsequently been extended or rewritten, only 8% of the outstanding balance was subsequently charged off, through December 31, 2004. A three-year period was utilized for this analysis as this approximates the weighted average remaining term of the portfolio. As of December 31, 2004, less than 5.5% of active accounts had been granted an extension or were rewritten.

Subject to legal considerations, GMAC will normally begin repossession activity once an account becomes 90 days past due. Repossession may occur earlier than 90 days past due if management determines that the customer is unwilling to pay, the vehicle is in danger of being damaged, or hidden, or if the customer voluntarily surrenders the vehicle. Repossessions are handled by approved third-party repossession firms. Normally, the customer is given a period of time to redeem the vehicle by paying off the account or bringing the account current. If the vehicle is not redeemed, it is sold at auction. If the proceeds are not sufficient to cover the outstanding principal balance and any accrued interest, the resulting deficiency is charged-off. Regional asset recovery centers pursue collections on accounts that have been charged-off, including those accounts that have been repossessed and “skip” accounts where the vehicle cannot be located.

Consumer Credit Risk

Credit losses in the Company’s consumer automotive retail contract and lease portfolio are influenced by general business and economic conditions, such as unemployment rates, bankruptcy filings and used vehicle prices. The Company analyzes credit losses according to frequency (i.e., the number of contracts that default) and severity (i.e., the magnitude of loss per occurrence of default). GMAC manages credit risk through its contract purchase policy, credit review process (including the proprietary credit scoring system) and servicing capabilities.

The following tables summarize pertinent loss experience in the managed and on-balance sheet consumer automotive retail contract portfolio. In general, the credit quality of the off-balance sheet portfolio is representative of GMAC’s overall managed consumer automotive retail contract portfolio. However, the process of creating a pool of retail finance receivables for securitization or sale typically involves excluding retail contracts that are greater than 30 days delinquent at such time. In addition, the process involves selecting from a pool of receivables that are currently outstanding and, therefore, represent “seasoned” contracts. A seasoned portfolio that excludes delinquent contracts historically results in better credit performance in the managed portfolio than in the on-balance sheet portfolio of retail finance receivables. In addition, the current off-balance sheet transactions are comprised mainly of subvented rate retail finance receivables, which generally attract higher quality customers (or otherwise cash purchasers) than customers typically associated with non-subvented receivables.

The managed portfolio includes retail receivables held on-balance sheet for investment and receivables securitized and sold that the Company continues to service, but excludes securitized and sold finance receivables that GMAC continues to service but has no other continuing involvement (i.e., in which GMAC retains an

Management’s Discussion and Analysis
General Motors Acceptance Corporation

interest or risk of loss in the underlying receivables). GMAC believes that the disclosure of the credit experience of the managed portfolio presents a more complete presentation of GMAC’s credit exposure because the managed basis reflects not only on-balance sheet receivables, but also securitized assets as to which GMAC retains a risk of loss in the underlying assets (typically in the form of a subordinated retained interest). Consistent with the presentation in the Consolidated Balance Sheet, retail contracts presented in the table represent the principal balance of the finance receivable discounted for any unearned rate support received from GM.

	Average retail	Annual charge-offs,
Year ended December 31, ($ in millions)	contracts	net of recoveries (a)			Net charge-off rate

Managed	2004	2004	2003	2002	2004	2003	2002

North America	$82,565	$914	$912	$726	1.11%	1.07%	0.95%
International	13,700	130	216	86	0.95%	1.78%	0.87%

Total managed	$96,265	$1,044	$1,128	$812	1.08%	1.16%	0.94%

On-balance sheet
North America	$75,522	$892	$857	$659	1.18%	1.18%	1.06%
International	13,700	130	216	86	0.95%	1.78%	0.87%

Total on-balance sheet	$89,222	$1,022	$1,073	$745	1.15%	1.26%	1.03%

(a)	Net charge-offs exclude amounts related to the lump-sum payments on balloon finance contracts. These amounts totaled $29, $117 and $121 for the years ended December 31, 2004, 2003 and 2002, respectively.

The following table summarizes pertinent delinquency experience in the consumer automotive retail contract portfolio.

	Percent of retail contract
	30 days or more
	past due (a)

	Managed (b)

	2004	2003

North America	2.11%	1.99%
International	2.82%	3.27%

Total	2.28%	2.25%

(a)	Past due contracts are calculated on the basis of the average number of contracts delinquent during a month and exclude accounts in bankruptcy.
(b)	At December 31, 2004, the percent of retail contracts 30 days or more past due for the on-balance sheet consumer automotive retail contract portfolio was 2.44%.

In addition to the preceding loss and delinquency data, the following summarizes bankruptcies and repossession information for the United States traditional consumer automotive retail contract portfolio (which represents approximately 70% of the Company’s on-balance sheet consumer automotive retail contract portfolio):

	Managed		On-balance sheet

Year ended December 31,	2004	2003	2004	2003

Average retail contracts in bankruptcy (in units)	80,920	74,561	74,347	69,593
Bankruptcies as a percent of average number of contracts outstanding	1.59%	1.48%	1.73%	1.66%
Retail contract repossessions (in units)	91,791	92,161	86,071	86,771
Repossessions as a percent of average number of contracts outstanding	1.80%	1.83%	2.01%	2.07%

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The Company’s allowance for credit losses is intended to cover management’s estimate of incurred losses in the portfolio (refer to the Critical Accounting Estimates section of this MD&A and Note 1 to the Consolidated Financial Statements for further discussion). The following table summarizes activity related to the consumer allowance for credit losses for GMAC’s Financing operations.

Year ended December 31, (in millions)	2004	2003

Allowance at beginning of year	$2,084	$2,095
Provision for credit losses	969	1,237
Charge-offs
Domestic	(1,010)	(1,070)
Foreign	(224)	(258)

Total charge-offs	(1,234)	(1,328)

Recoveries
Domestic	102	106
Foreign	81	32

Total recoveries	183	138

Net charge-offs	(1,051)	(1,190)
Impacts of foreign currency translation	17	(7)
Securitization activity	13	(51)

Allowance at end of year	$2,032	$2,084
Allowance coverage (a)	2.20%	2.37%

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet consumer automotive retail contracts.

The Company’s consumer automotive leases are operating leases and exhibit different loss performance as compared to consumer automotive retail contracts. Credit losses on the operating lease portfolio are not as significant as losses on retail contracts because lease losses are limited to past due payments, late charges, and fees for excess mileage and excessive wear and tear. Since some of these fees are not assessed until the vehicle is returned, credit losses on the lease portfolio are correlated with lease termination volume. As further described in the Critical Accounting Estimates section of this MD&A, credit risk is considered within the overall depreciation rate and the resulting net carrying value of the operating lease asset. North American operating lease accounts past due over 30 days represented 1.59% and 1.69% of the total portfolio at December 31, 2004 and 2003, respectively.

Credit fundamentals in GMAC’s consumer automotive portfolio remain strong, with repossession activity and overall delinquency trends consistent with the prior year, and an improvement in loss severity. The decrease in severity is illustrated by a reduction in the average loss incurred per new vehicle repossessed in the United States traditional portfolio, which declined from $8,205 in 2003 to $7,993 in 2004. Delinquency trends in the North American portfolio have demonstrated a slight increase since 2003 as a result of a moderate weakening in the credit quality of the portfolio, as compared to recent years. Conversely, delinquency trends in the International portfolio have shown a significant improvement since 2003 as a result of a change in the mix of new and used retail contracts in the portfolio, as well as a significant improvement in the credit performance in certain countries. The decrease in 2004 charge-offs in the International portfolio is primarily due to a reduction in charge-offs from 2003 when certain retail contracts were charged-off as a result of a change in the charge-off policy in certain countries to more fully conform with U.S. practices. Overall, the credit quality of the consumer automotive retail portfolio remains strong, primarily due to the higher quality of contracts purchased since 2001 compared to historical experience. The increased volume of GM rate supported contracts has enhanced portfolio credit quality since, typically, rate subvented contracts have stronger credit characteristics than non-incentivized contracts, as the former involve buyers who were more likely to have paid cash for the vehicles, in the absence of the attractive financing rates.

The allowance for credit losses as a percentage of the total on-balance sheet consumer portfolio decreased from December 2003 primarily due to a change in reserve requirements for specific portions of the portfolio based on observed trends and a change in the mix of retail automotive finance contracts in the United States portfolio. During 2004, the amount of used retail contracts outstanding decreased in relation to the entire finance receivables portfolio. Typically, used retail contracts have an increased risk of loss, and in general, allowance levels are higher.

Lease Residual Risk

With respect to consumer leasing, GMAC purchases leases (and the associated vehicles) from dealerships. The purchase prices of the consumer leases are based on the negotiated price for the vehicle, less vehicle trade-in and down payment from the customer. Under the lease, the consumer is obligated to make payments in amounts equal to the purchase price, plus lease charges, less the projected residual value of the vehicle at lease maturity. The customer is also responsible for charges for past due payments, excess mileage, and excessive wear and tear.

In a consumer lease, the Company assumes ownership of the vehicle from the dealer. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease maturity. Typically, the vehicle is returned to GMAC for remarketing. The following summarizes GMAC’s methods of vehicle sale in the United States at lease termination, stated as a percentage of total lease vehicle disposals.

Year ended December 31,	2004	2003	2002

Auction
Physical	43%	43%	46%
Internet	39%	35%	31%
Sale to dealer	12%	18%	18%
Other (including option exercised by lessee)	6%	4%	5%

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The Company primarily utilizes physical auctions and internet auctions in disposing of vehicles.

•	Physical auctions — GMAC disposes approximately half of its off-lease vehicles, not purchased at termination, through traditional official General Motors sponsored auctions. The Company is responsible for handling decisions at the auction, including arranging for inspections, authorizing repairs and reconditioning and determining whether bids received at auction should be accepted.

•	Internet auctions — The Company has offered off-lease vehicles to GM dealers and affiliates through a proprietary internet site (SmartAuction). The internet sales program was established in 2000 to increase the net sales proceeds on off-lease vehicles by reducing the time between vehicle return and ultimate disposition (reducing holding costs) and broadening the number of prospective buyers (maximizing proceeds). GMAC maintains the internet auction site, sets the pricing floors on vehicles, and administers the auction process. The Company earns a service fee for every sale. The internet sales program has increased significantly since inception and was the remarketing channel for nearly half of the 2004 off-lease vehicles disposed through auction in the United States.

GMAC bears the risk of loss to the extent that the value of the vehicle upon remarketing is below the residual value estimated at contract inception. GMAC primarily uses published residual guidebook values in establishing standard residual values at contract inception. These projected values may be upwardly adjusted as a marketing incentive if General Motors considers an above-market residual appropriate to encourage consumers to lease vehicles. Such residual support by GM results in a lower monthly lease payment by the consumer. General Motors reimburses GMAC for its portion of these increased residual values, to the extent remarketing sales proceeds are less than the contract residual at termination. In addition to the residual support arrangement, GM shares in residual risk on all off-lease vehicles sold at auction. GMAC and GM share a portion of the loss when resale proceeds fall below the standard residual values on vehicles sold at auction. GM reimburses GMAC for a portion of the difference between proceeds and the standard residual value (up to a specified limit).

Lease Residual Risk Management

The Company is exposed to residual risk on vehicles in the consumer lease portfolio. This lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. The following factors most significantly influence lease residual risk:

•	Used vehicle market — The Company is at risk due to changes in used vehicle prices. General economic conditions, off-lease vehicle supply, and new vehicle market prices (of both GM and other manufacturers) most heavily influence used vehicle prices.

•	Initial residual value projections — As previously discussed, the Company establishes residual values at lease inception by consulting independently published guides. These values are projections of expected values in the future (typically between two and four years) based on current assumptions for the respective make and model. Actual realized values will likely differ.

•	GMAC’s remarketing abilities — GMAC’s ability to efficiently process and effectively market off-lease vehicles impacts the disposal costs and the proceeds realized from vehicle sales.

•	General Motors vehicle and marketing programs — GM influences lease residual results in the following ways:

>	GM provides support to GMAC for certain residual deficiencies.

>	The brand image and consumer preference of GM products impact residual risk, as the Company’s lease portfolio consists primarily of GM vehicles.

>	GM marketing programs that may influence the used vehicle market for GM vehicles, through programs such as incentives on new vehicles, programs designed to encourage lessees to terminate their leases early in conjunction with the acquisition of a new GM vehicle (referred to as “pull ahead” programs), and special rate used vehicle programs.

The following table summarizes the volume of lease terminations and resulting income impact in the United States (which represents approximately 70% of the Company’s operating lease portfolio) for the years indicated.

Year ended December 31,	2004	2003	2002

Off-lease vehicles remarketed (in units)	413,621	580,965	550,122
Net disposal gains (a) ($ in thousands)	$167,944	$42,608	$116,586
Average remarketing gain per vehicle ($ per unit)	$406	$73	$212

(a)	Net disposal gains represent the difference between remarketing sales proceeds (including GM support payments) and the net carrying value of the asset at lease termination.

GMAC’s off-lease vehicle remarketing results improved in 2004 as compared to the past few years primarily as a result of a decline in the volume of vehicles coming off-lease and the fact that the underlying contractual residual values (on the current portfolio) were lower than the residuals established on prior years’ volume. Additionally, GMAC has continued its aggressive use of the internet in disposing of off-lease vehicles. This initiative has improved efficiency, reduced costs, and ultimately increased the

Management’s Discussion and Analysis
General Motors Acceptance Corporation

net proceeds on the sale of off-lease vehicles. In 2005, continued improvement in remarketing results is expected as off-lease vehicle supply will continue to decline and the favorable effect of lower contractual residual values continues.

In recent years, the percentage of lease contracts terminated prior to the scheduled maturity date has increased primarily due to GM-sponsored “pull ahead” programs. Under these marketing programs, consumers are encouraged to terminate leases early in conjunction with the acquisition of a new GM vehicle. As part of this program, GMAC waives the customer’s remaining payment obligation and, under certain programs, GM compensates GMAC for the foregone revenue from the waived payments. Additionally, since these programs generally accelerate GMAC’s remarketing of the vehicle, the sale proceeds are typically higher than otherwise would have been realized had the vehicle been remarketed at lease contract maturity. The reimbursement from GM for the foregone revenue is, therefore, reduced by the amount of this benefit. The average remarketing gain per vehicle in the preceding table does not include the effect of payments related to the pull ahead programs.

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

The following table summarizes GMAC’s wholesale financing of new vehicles and the Company’s share of GM sales to dealers in markets where GMAC operates.

	GMAC volume			Shares of GM sales to dealers

Year ended December 31, (thousands of units)	2004	2003	2002	2004	2003	2002

GM vehicles
North America	4,153	4,225	4,260	81%	80%	78%
International	2,207	1,892	1,885	86%	96%	95%

Total GM vehicles	6,360	6,117	6,145	83%	84%	83%

Non-GM vehicles	198	195	203

Total wholesale volume	6,558	6,312	6,348

GMAC’s wholesale financing continues to be the primary funding source for GM dealer inventories, as 2004 penetration levels remained relatively consistent with 2003 levels, and at historically high levels. In addition, GMAC’s portfolio of wholesale receivables outstanding increased due to a higher amount of dealer inventories outstanding as compared to December 31, 2003. The decrease in the Company’s share of GM sales to dealers for the International portfolio is primarily due to GMAC’s consolidation of Banco GM’s financing operations beginning in 2004, which has a comparably lower level of financings as a percentage of GM sales to dealers than other countries.

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

Management’s Discussion and Analysis
General Motors Acceptance Corporation

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

Other Commercial Financing

GMAC provides other forms of financing for the automotive industry as well as for commercial companies in other industries. The following describes other financing markets and products of the Company:

•	Automotive dealer term loans — The Company makes loans to dealers to finance other aspects of the dealership business. These loans are typically secured by real estate, other dealership assets and occasionally the personal guarantees of the individual owner of the dealership.

•	Automotive fleet financing — Dealers, their affiliates and other companies may obtain financing to buy vehicles, which they lease or rent to others. These transactions represent GMAC’s fleet financing activities. GMAC generally has a security interest in these vehicles and in the rental payments. However, competitive factors may occasionally limit the security interest in this collateral. As of January 1, 2002, General Motors terminated programs in which GM provided a limited payment guarantee to GMAC and other lenders as consideration for providing fleet financing. Volume acquired prior to 2002 continues to be covered under the payment guarantee. At December 31, 2004, less than 1 percent of GMAC’s fleet financing receivables were covered by the General Motors payment guarantee program.

•	Full service leasing — GMAC offers full service individual and fleet leasing products in Europe, Mexico and Australia. In addition to financing the vehicles, the Company offers maintenance, fleet, and accident management services, as well as fuel programs, short-term vehicle rental, and title and licensing services.

•	Specialty lending — Through its Commercial Finance Group, the Company provides asset-based lending, equipment finance, structured finance and factoring services in the United States, United Kingdom and Canada to companies in the apparel, textile, automotive supplier and other industries.

Commercial Credit Risk

GMAC’s credit risk on the commercial portfolio is markedly different than that of its consumer portfolio. Whereas the consumer portfolio represents a homogeneous pool of retail contracts and leases that exhibit fairly predictable and stable loss patterns, the commercial portfolio exposures are less predictable. In general, the credit risk of the commercial portfolio is tied to overall economic conditions in the countries in which the Company operates. Further, GMAC’s credit exposure is concentrated in automotive dealerships (primarily GM dealerships), as approximately 80% of the Financing operations commercial loan portfolio is related to this industry. Occasionally, GM provides payment guarantees on certain commercial loans and receivables GMAC has outstanding. As of December 31, 2004, approximately $1,285 million in commercial loans and receivables were covered by a GM guarantee.

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

Management’s Discussion and Analysis
General Motors Acceptance Corporation

To date, the only commercial receivables that have been securitized have been wholesale lines of credit extended to automotive dealerships, which historically experience low losses. Since only wholesale accounts have historically been securitized, the amount of losses on GMAC’s managed portfolio is substantially the same as the on-balance sheet portfolio. As a result, only the on-balance sheet commercial portfolio credit experience is presented in the following table:

	Total	Impaired		Average	Annual charge-offs,
	loans	loans (a)		loans	net of recoveries

Year ended December 31, ($ in millions)	2004	2004	2003	2004	2004	2003	2002

Wholesale	$27,906	$534	$581	$27,833	$2	$5	$(15)
		1.91%	2.28%		0.01%	0.02%	(0.08%)
Other commercial financing	12,021	664	693	12,052	71	194	170
		5.52%	5.58%		0.59%	1.41%	0.85%

Total on-balance sheet	$39,927	$1,198	$1,274	$39,885	$73	$199	$155
		3.00%	3.36%		0.18%	0.53%	0.41%

(a)	Includes loans where it is probable that the Company will be unable to collect all amounts due according to the terms of the loan.

Net losses on the wholesale portfolio in 2004 remained at traditionally low levels (2002 results include a $20 million recovery of a wholesale loss that was charged-off in a prior year). Charge-offs in the commercial portfolio decreased as compared to 2003 resulting from a lower amount of charge-offs at the Company’s Commercial Finance Group (included in other commercial financing in the preceding table). Certain loans in the portfolio that were determined to be uncollectible were charged-off in 2003 and previously provided for in 2002. The decrease in allowance coverage for commercial credit losses is consistent with the lower level of charge-offs and a lower amount of loans specifically identified as impaired. In addition, the coverage ratio was impacted by an overall increase in wholesale receivables due to higher dealer inventories as compared to December 31, 2003.

The Company’s allowance for credit losses is intended to cover management’s estimate of incurred losses in the portfolio (refer to the Critical Accounting Estimates section of this MD&A and Note 1 to the Consolidated Financial Statements for further discussion). The following table summarizes activity related to the commercial allowance for credit losses for GMAC’s Financing operations.

Year ended December 31, (in millions)	2004	2003

Allowance at beginning of year	$391	$564
Provision for credit losses	(3)	47
Charge-offs
Domestic	(75)	(184)
Foreign	(7)	(25)

Total charge-offs	(82)	(209)

Recoveries
Domestic	6	3
Foreign	3	7

Total recoveries	9	10

Net charge-offs	(73)	(199)
Impacts of foreign currency translation	6	(20)
Securitization activity	1	(1)

Allowance at end of year	$322	$391

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Results of Operations

The following table summarizes the operating results of the Company’s Financing operations for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other operating segments.

Year ended December 31,
($ in millions)	2004	2003	Change	%

Revenue
Consumer	$6,757	$6,618	$139	2
Commercial	1,686	1,536	150	10
Operating leases	6,771	6,810	(39)	(1)

Total revenue	15,214	14,964	250	2
Interest and discount expense	(7,175)	(6,384)	(791)	(12)
Provision for credit losses	(966)	(1,284)	318	25

Net revenue	7,073	7,296	(223)	(3)
Other income	2,819	2,669	150	6
Depreciation expense on operating leases	(4,994)	(5,001)	7	—
Noninterest expense	(2,819)	(2,815)	(4)	—
Income tax expense	(603)	(789)	186	24

Net income	$1,476	$1,360	$116	9

Total assets	$225,565	$218,750	$6,815	3

While the effect of increased funding costs negatively impacted net financing margins, GMAC’s Financing operations experienced a 9% increase in net income as compared to 2003. Net income increased due to considerable improvement in earnings from International operations, lower credit loss provisions (in both the consumer retail contract and commercial loan portfolios), improved remarketing results on off-lease vehicles, and favorable tax items in 2004. Net income from International operations increased by 49% to $415 million in 2004, as compared to $279 million earned in 2003. The year over year improvement is primarily the result of improved operating results, favorable tax items and the favorable impacts of changes in foreign currency exchange rates.

Total revenue increased 2% as compared to 2003, consistent with the slight growth in asset levels. The commercial portfolio benefited from an increase in market interest rates as the majority of the portfolio is of a floating rate nature, as well as from an increase in asset levels due to increased dealer inventories. Operating lease revenue was relatively consistent year over year even though the size of the operating lease portfolio increased by approximately 9% since December 2003. The increase in the portfolio is reflective of GM’s shift of some marketing incentives to consumer leases from retail contracts late in 2004. However, the average size of the operating lease portfolio for 2004 was essentially the same as in 2003, resulting in an overall lower amount of lease revenue earned for the year.

The increase in interest and discount expense of $791 million is consistent with the overall increase in market interest rates during the year, but also reflective of the widening of GMAC’s corporate credit spreads as the Company experienced a series of negative rating agency actions during the year. The impact of the increased spreads will continue to affect results, as maturing debt funded at lower spreads is replaced with higher-priced debt. Refer to the Funding and Liquidity section of this MD&A for further discussion.

The provision for credit losses decreased by 25% in 2004, resulting from a combination of slower growth in the consumer asset portfolio, improved performance on balloon finance contracts and lower credit loss provisions primarily on the non-automotive commercial portfolio, consistent with the improvement in credit performance for this portfolio. Refer to the Credit Risk discussion within this Financing Operations Section of the MD&A for further discussion.

The $150 million increase in other income in 2004 was the result of several factors. A portion of the increase is attributable to a higher amount of interest earned on cash and cash equivalents, resulting from an increase in the balance of cash and the overall increase in market interest rates during the year. As part of the Company’s overall liquidity and funding strategy, the balance of cash and cash equivalents has increased over the past several years. Refer to the Funding and Liquidity section of this MD&A for further discussion. A reduction in the unfavorable impacts of market adjustments on derivatives used to facilitate off-balance sheet securitization transactions that do not qualify for hedge accounting treatment as well as increased revenue from the International operations’ full service leasing business also contributed to the increase in other income.

Remarketing results on off-lease vehicles (which is reflected as a component of noninterest expense) improved in 2004 as a result of a reduced supply of used vehicles and lower initial residual values in the operating lease asset portfolio. The average gain per vehicle in 2004 was $406 compared to an average gain per vehicle of $73 for the same period in 2003. In addition, GMAC’s Financing operations benefited from a reduction in remarketing and repossession expenses as a result of the reduced volume of off-lease vehicles. However, increased advertising and marketing expenses primarily related to joint marketing programs with General Motors negatively impacted results in 2004, as compared to 2003.

Total income tax expense declined by approximately $186 million as compared to 2003. The decrease is primarily the result of a reduction in GMAC’s effective tax rate due to favorable tax items both in the Company’s North American and International Automotive Finance Operations. The 2004 effective tax rate reflects the benefit of favorable settlements with various tax authorities as well as changes in reserve requirements.

Factors Affecting Future Results

The profitability of the Company’s Financing operations is impacted by general economic conditions in the countries where the Company conducts business (largely the United States). A downturn in economic conditions could result in a reduction in loan

Management’s Discussion and Analysis
General Motors Acceptance Corporation

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

As the financing of GM manufactured vehicles comprises a substantial portion of the Company’s Financing operations, any protracted reduction or suspension of GM’s production or sales resulting from a decline in demand, work stoppage, governmental action, adverse publicity, reduction of financing incentives, or other event could have a substantial unfavorable effect on the Company’s results of operations. Conversely, an increase in production or a significant marketing program could positively impact the Company’s results. Information about GM’s production and sales is disclosed in GM’s Annual Report on Form 10-K for the year ended December 31, 2004, filed separately with the SEC.

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

Mortgage Operations

GMAC’s Mortgage operations are comprised of three separate operating and reporting segments: GMAC Residential Holding Corp. (GMAC Residential), GMAC Commercial Holding Corp. (GMAC Commercial Mortgage), and GMAC-RFC Holding Corp. (GMAC-RFC). The principal activities of the three segments involve the origination, purchase, servicing, sale and securitization of consumer (i.e., residential) and commercial mortgage loans and other mortgage related products (e.g. real estate services). Typically, mortgage loans are originated and sold to investors in the secondary market, including securitization sales that are legally sold but are accounted for as secured financings (see the Off-balance Sheet Arrangements section of this MD&A for further information).

Overview, Products and Services

Consumer

GMAC, through GMAC Residential and GMAC-RFC, is one of the largest residential mortgage originators in the United States. Consumer mortgage products include fixed-rate and adjustable-rate mortgage loans, including conforming and non-conforming products. Retail origination of consumer mortgage products include conforming products acceptable to government agencies and government-sponsored enterprises (including Fannie Mae, Ginnie Mae and Freddie Mac) as well as non-conforming products such as high loan-to-value loans, home equity loans, home equity lines of credit and loans in excess of the agency program caps (i.e., jumbos). In addition to retail origination, the Company originates or purchases these and other products through retail channels as well as through brokers and correspondent mortgage bankers. GMAC Residential’s business has a greater focus on the origination of prime agency conforming residential mortgages. GMAC-RFC’s mortgage loans cover both prime and nonprime borrowers that generally do not conform to the underwriting requirements of the government sponsored enterprises.

GMAC Residential provides residential real estate services nationwide including the origination, sale, and servicing of first and second lien residential mortgage loans and high loan-to-value mortgage loans. GMAC Residential’s products are offered to customers through retail and direct origination channels, which involve direct interaction with consumers through a retail branch network and direct lending centers. Mortgage loans are also originated and purchased through relationships with third-party brokers and correspondent mortgage bankers. At December 31, 2004, GMAC Residential had approximately 1,790 retail and direct loan officers (working through a network of origination offices located in 48 states) and relationships with approximately 4,000 third-party brokers and correspondent mortgage bankers.

Loans originated by GMAC Residential through the retail, direct and broker channels are processed and underwritten primarily using an automated mortgage origination platform. As part of the underwriting process, GMAC Residential ensures that the loan meets certain qualifications for sale in the secondary markets. For loans originated through a correspondent mortgage banker, loan origination activities are performed by that correspondent and the loan is acquired by GMAC Residential, subject to secondary market criteria acceptance procedures.

GMAC Residential also provides bundled real estate services to consumers, including real estate brokerage services, full service relocation services, mortgage closing services and settlement services. Through GMAC Bank, which commenced operations in North America in August 2001, GMAC Residential offers a variety of personal investment products to its customers, including consumer deposits, consumer loans and other investment services. GMAC Bank also provides collateral pool certification and collateral document custodial services to third-party customers. With more than $1.6 billion in customer deposits, GMAC Bank provides access to additional funding sources.

GMAC-RFC is engaged in several interrelated business lines, including mortgage origination and acquisition, investing,

Management’s Discussion and Analysis
General Motors Acceptance Corporation

securitization and lending operations. GMAC-RFC originates and acquires residential mortgage loans from correspondent bankers and brokers in North America and Europe, and sells loans to public and private investors in the secondary market via whole loan sales and securitizations, including securitizations accounted for as secured financings. Residential mortgage loans originated and purchased include both prime and nonprime first mortgages, as well as mortgages with second liens on residential property, including closed-end second mortgage loans and home equity lines of credit. GMAC-RFC generally does not pursue the acquisition of conforming or government mortgage loans. Mortgage loans are generally considered non-conforming because of the size of the loans or because the borrowers do not satisfy the property, credit mortgage loan documentation or other underwriting standards of Fannie Mae or Freddie Mac. At December 31, 2004, GMAC-RFC had relationships with approximately 3,600 third-party brokers and correspondent mortgage bankers, maintained 45 offices in the United States, and also had operations in Europe, Canada and Latin America. GMAC-RFC also acquires seasoned or distressed mortgage loans and other real estate for resolution or resale, and manages portfolios of asset- and mortgage-backed securities acquired from unrelated bond issuers.

Commercial

Commercial mortgage products are offered primarily through GMAC Commercial Mortgage. GMAC Commercial Mortgage performs a number of domestic and international commercial mortgage banking activities, including originating, financing, servicing and selling commercial mortgage loans, as well as issuing, purchasing and selling commercial mortgage-backed securities. The lending activities of GMAC Commercial Mortgage include long-term, interim and construction financing for commercial real estate projects and specialized financing products for customers in the healthcare and hospitality industries. GMAC Commercial Mortgage also performs investment advisory services for third-party institutional investors, such as life insurance companies and public and private pension funds. In addition, through its wholly-owned subsidiary, GMAC Commercial Holding Capital Markets Corp (a registered broker-dealer and member of the National Association of Securities Dealers, Inc.), GMAC Commercial Mortgage is engaged in the business of underwriting, private placement, trading and selling of various securities, including tax exempt municipal securities. Finally, GMAC Commercial Mortgage is involved in direct and indirect real estate investment, tax credit syndication activities and asset management services. At December 31, 2004, GMAC Commercial Mortgage provided services through 93 offices in the United States and had operations in Europe, Asia, Canada and Mexico.

Through GMAC Commercial Mortgage Bank, which commenced operations in April 2003, GMAC Commercial Mortgage offers commercial and multifamily mortgage loans and ultimately sells the loans in the secondary market or to an affiliate for final sale or securitization. With approximately $1.6 billion in time deposits at December 31, 2004, GMAC Commercial Mortgage Bank provides access to additional funding sources.

GMAC’s residential mortgage operations also offer a number of commercial products and services. GMAC is the largest provider of warehouse lending to the residential mortgage lending industry in the United States. GMAC Residential and GMAC-RFC’s warehouse lending activities provide interim financing, secured principally by mortgage collateral, to mortgage companies for the purchase or origination of mortgage loans pending sale to third-party investors.

In addition, GMAC-RFC provides direct financing to large homebuilders, land developers and related market participants for the acquisition, development and construction of residential housing developments across the United States. Equity capital is provided by GMAC-RFC to certain homebuilding entities and specific residential projects. Lease arrangements are also provided to developers for the financing of model homes.

GMAC-RFC’s health capital group extends credit to healthcare providers to finance third-party insurance claims of patients. Loans are secured by collateral such as accounts receivable, inventory, and real estate. In addition, GMAC-RFC’s resort finance group provides capital solutions to resort developers across the U.S., including acquisition, development, and construction financing, and revolving receivable lines of credit secured by timeshare loans. Collateral is provided by the underlying real estate, or in the case of revolving lines of credit, consumer timeshare loans. Finally, GMAC-RFC operates a registered broker-dealer that trades asset- and mortgage-backed securities and other fixed income securities with dealers, brokers and other institutional investors.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Mortgage Loan Production, Sales and Servicing

The following summarizes mortgage loan production for the periods indicated.

($ in millions)	2004	2003	2002

Consumer
Principal amount by product type:
Prime conforming	$45,593	$89,259	$55,155
Government	4,834	4,929	3,399
Prime non-conforming	52,532	42,163	38,337
Prime second-lien	11,264	9,176	7,265
Nonprime	32,817	33,692	17,494

Total	$147,040	$179,219	$121,650

Principal amount by origination channel:
Retail and direct channels	$34,220	$60,292	$41,522
Correspondent and broker channels	112,820	118,927	80,128

Total	$147,040	$179,219	$121,650

Number of loans (in units):
Retail and direct channels	282,503	482,270	354,875
Correspondent and broker channels	720,999	777,719	537,356

Total	1,003,502	1,259,989	892,231

Commercial
Principal amount	$22,646	$26,676	$20,862
Number of loans (in units)	2,356	2,262	1,719

Typically, GMAC originates or purchases consumer and commercial mortgage loans with the intent to sell the loans in the secondary market, including securitizations accounted for as secured financings. The Company uses several off-balance sheet and on-balance sheet facilities to accumulate both residential and commercial mortgage loans or senior beneficial interests in mortgage loans pending permanent sale or securitization, as further discussed in the Off-balance Sheet Arrangements section of this MD&A. Conforming consumer mortgage loans are generally sold through transactions with government-sponsored enterprises, such as Fannie Mae, Freddie Mac and Ginnie Mae; non-conforming consumer prime and nonprime loans, home equity loans and other residential mortgage-related products are generally sold through the issuance of asset- and mortgage-backed securities, including securitizations accounted for as secured financings. As previously discussed, GMAC Residential’s focus is generally on conforming agency loans while GMAC-RFC typically sells non-conforming loans through public and private securitization transactions. The length of time between when a consumer mortgage loan is originated or purchased and when it is sold or securitized generally ranges from 10 to 100 days depending on a variety of factors, including loan volume by product type, interest rates and other capital market conditions. The timing of a mortgage loan sale or securitization in the secondary market is dependent on when a sufficient volume of mortgage loans with similar characteristics have been accumulated (usually between $150 million and $1 billion). The majority of commercial mortgage loans are generally sold to private and public investors directly or through a variety of structured facilities, often through the issuance of commercial mortgage-backed securities.

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

When the Company sells mortgage loans to investors in the secondary market, it generally retains the right to service the loans sold in exchange for a servicing fee. The servicing fee is normally expressed as an annual percentage of the unpaid principal balance of the loan and is collected over the life of the loan as payments are received from the borrower. GMAC also may be entitled to other forms of servicing compensation, such as late payment fees, prepayment penalties, as well as interest income or the “float” earned on collections between their receipt from customers and distribution to investors. Typically, a servicing agreement sets forth the loan servicing functions to be provided by the servicer, including billing and collecting borrowers’ monthly payments; remitting amounts due to investors, insurers, and taxing authorities; maintaining custodial bank accounts; default management and foreclosure procedures; and other related activities. The present value of the anticipated cash flows received for servicing the loan, net of the estimated costs of servicing the loan, is capitalized as a mortgage servicing right (MSR) on the Company’s Consolidated Balance Sheet. Refer to the Critical Accounting Estimates section of this MD&A for further discussion.

The Company’s mortgage servicing activities include primary servicing, master servicing and special servicing. Primary servicing involves the servicing of individual loans, which principally includes collecting payments from borrowers and passing these payments through to agents of the final investors in these loans. Master servicing primarily involves the servicing of asset- and mortgage-backed securities, including the collection of loan payments in the aggregate from various primary servicers for distribution to the investors in the issued securities. Special servicing entails default management activities associated with sub- and non-performing residential and commercial loans. Occasionally, GMAC purchases primary servicing rights from other mortgage industry participants or agrees to provide primary servicing as a subservicer.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The following summarizes the Mortgage operations servicing portfolio for the periods indicated.

($ in millions)	2004	2003	2002

Consumer
Principal amount by product type:
Prime conforming	$172,529	$157,436	$152,843
Government	18,921	18,831	21,250
Prime non-conforming	69,849	51,515	54,085
Prime second-lien	14,133	9,873	8,702
Nonprime	61,809	52,956	31,421

Total	$337,241	$290,611	$268,301

Principal amount by investor composition:
Agency	49%	54%	58%
Private investor	46%	41%	36%
Owned and other	5%	5%	6%
Number of loans (in units)	2,864,866	2,703,457	2,706,632
Average loan size ($ per loan)	$117,749	$107,592	$99,130
Weighted average service fee (basis points)	38	32	35

Commercial
Principal by investor composition:
Agency	$21,061	$19,363	$17,572
Private investor	217,280	223,024	135,650
Owned and other	9,113	8,877	7,758

Total	$247,454	$251,264	$160,980

Number of loans (in units)	62,065	66,478	55,251
Average loan size ($ per loan)	$3,987,014	$3,779,656	$3,278,668
Weighted average service fee (basis points)	6	7	8

Mortgage Banking Key Risks and Risk Management

The major risks in mortgage banking are interest rate risk and credit risk. These risks significantly affect the carrying amounts of mortgage loans, mortgage servicing rights, asset- and mortgage-backed securities and derivatives, including interest rate lock commitments.

Interest Rate and Loan Prepayment Risk

An interest rate lock commitment binds the Company to lend funds to the potential borrower at a future point in time at a set interest rate (assuming underwriting conditions are satisfied), regardless of whether market interest rates change prior to that specified time. As a result, the Company bears interest rate risk on locked loans during this period between rate-lock and closing (also known as the “pipeline” period). Additionally, fixed rate mortgage loans held or warehoused prior to sale are exposed to interest rate risk. As market interest rates fluctuate, the fair value of the loans in the pipeline and warehouse will increase or decrease in response. The Company also bears interest rate risk related to investments in certain asset- and mortgage-backed securities, which are carried at fair value and fluctuate with changes in interest rates. To mitigate interest rate risk, the Company invests in derivative and other financial instruments that are expected to experience changes in fair value opposite to those of the hedged asset or liability, thus minimizing earnings volatility.

The fair value of mortgage servicing rights is significantly affected by actual and anticipated borrower prepayment rates, which are primarily driven by changes in market interest rates, home price appreciation and other factors. Prime-quality consumer mortgage loans typically allow the borrower to prepay their mortgage at any time without penalty. Generally, when market interest rates decline and other factors favorable to prepayments exist, an increase in borrower prepayments occurs, as customers refinance existing mortgages under more favorable interest rate or loan terms. When a mortgage loan is prepaid, or when loans are expected to prepay earlier than originally expected, the anticipated cash flows associated with servicing such loans are terminated or reduced, resulting in a reduction, or impairment, to the fair value of the capitalized mortgage servicing right. Commercial mortgages typically restrict prepayment or contain prepayment penalties and, therefore, prepayment activity is minimal and the MSR value is generally not interest rate sensitive.

The Company is also exposed to prepayment risk on investments in interest-only asset- and mortgage-backed securities, which are carried at fair value. As with mortgage servicing rights, the anticipated cash flows associated with an interest-only security are terminated or reduced in a period of higher than expected mortgage prepayments, resulting in a reduction, or impairment, to the fair value of the security.

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

The Company’s mortgage loan origination and acquisition channels also serve to mitigate the adverse earnings impact associated with mortgage prepayments. The Company generally experiences increased loan production (and, therefore, increased loan sale and securitization activity) in periods of lower interest rates, which may result in increased realization of gains on sale of mortgage loans. Thus, production activity provides a natural offset for impairment in the carrying values of prepayment-sensitive assets. However, the timing of this natural offset may lag the recognition of impairment, thus exposing the Company to earnings volatility.

Credit Risk

As previously discussed, the Company often sells mortgage loans to third-parties in the secondary market subsequent to origination

Management’s Discussion and Analysis
General Motors Acceptance Corporation

or purchase. While loans are held in mortgage inventory prior to sale in the secondary market, the Company is exposed to credit losses on the loans. In addition, the Company bears credit risk through investments in subordinate loan participations or other subordinated interests related to certain consumer and commercial mortgage loans sold to third-parties through securitizations. Management estimates credit losses for mortgage loans held for sale and subordinate loan participations and records a valuation allowance when losses are considered probable and estimable. The valuation allowance is included as a component of the fair value and carrying amount of mortgage loans held for sale. As previously discussed, certain loans that are sold in the secondary market are subject to recourse in the event of borrower default. Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes an allowance for foreclosure losses that it believes is sufficient to cover incurred foreclosure losses in the portfolio.

The Company periodically acquires or originates certain finance receivables and loans held for investment purposes. Additionally, certain loans held as collateral for securitization transactions (treated as financings) are also classified as mortgage loans held for investment. The Company has the intent and ability to hold these finance receivables and loans for the foreseeable future. The Company bears all or a material portion of the risk of credit loss on finance receivables and loans held for investment throughout the holding period. Credit risk on finance receivables and mortgage loans held for investment is managed and guided by policies and procedures that are designed to ensure that risks are accurately assessed, properly approved and continuously monitored. In particular, the Company uses risk-based loan pricing and appropriate underwriting policies and loan-collection methods to manage credit risk. Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes an allowance for credit losses which is considered sufficient to cover incurred credit losses in the portfolio of loans held for investment.

In addition to credit exposure on the mortgage loan held for sale and held for investment portfolios, the Company also bears credit risk related to investments in certain asset- and mortgage-backed securities, which are carried at estimated fair value (or at amortized cost for those classified as held to maturity) on the Company’s Consolidated Balance Sheet. Typically, the Company’s non-investment grade and unrated asset- and mortgage-backed securities provide credit support and are subordinate to the higher-rated senior certificates in a securitization transaction. The Company holds a substantial portion of the first loss position associated with collateral related to securitized mortgages, collateralized debt obligations and tax-exempt bonds totaling $38.6 billion, $3.4 billion and $1.6 billion, respectively, at December 31, 2004.

The Company is also exposed to risk of default by banks and financial institutions that are counterparties to derivative financial instruments. These counterparties are typically rated single A or above. This credit risk is managed by limiting the maximum exposure to any individual counterparty and, in some instances, holding collateral, such as cash deposited by the counterparty.

Consumer Credit

The following table summarizes the nonperforming assets in the Company’s on-balance sheet held for sale and held for investment residential mortgage loan portfolios for each of the periods presented. Nonperforming assets are nonaccrual loans, foreclosed assets and restructured loans. Mortgage loans are generally placed on nonaccrual status when they are 60 days or more past due, or when the timely collection of the principal of the loan, in whole or in part, is doubtful. Management’s classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part.

December 31, ($ in millions)	2004	2003

Nonperforming loans:
Prime conforming	$17	$18
Government	26	94
Prime non-conforming	197	45
Prime second-lien	53	25
Non-prime (a)	4,320	1,886

Total nonaccrual loans	4,613	2,068
Foreclosed assets	456	355

Total nonperforming assets	$5,069	$2,423
As a % of total loan portfolio	8.78%	5.24%

(a)	Includes $909 and $551 for 2004 and 2003, respectively, of loans that were purchased as distressed assets, and as such, were considered nonperforming at the time of purchase.

The Company’s allowance for credit losses is intended to cover management’s estimate of incurred losses in the portfolio (refer to the Critical Accounting Estimates section of this MD&A and Note 1 to the Consolidated Financial Statements for further discussion). The following table summarizes the activity related to the

Management’s Discussion and Analysis
General Motors Acceptance Corporation

consumer allowance for credit losses for GMAC’s Mortgage operations.

Year ended December 31, ($ in millions)	2004	2003

Allowance at beginning of year	$449	$252
Provision for credit losses	957	406
Charge-offs
Domestic	(459)	(176)
Foreign	(45)	(20)

Total charge-offs	(504)	(196)

Recoveries
Domestic	10	2
Foreign	—	—

Total recoveries	10	2

Net charge-offs	(494)	(194)
Impacts of foreign currency translation	—	—
Securitization activity	4	(15)

Allowance at end of year	$916	$449
Allowance coverage (a)	1.59%	0.97%

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet residential mortgage loans.

The increase in nonperforming assets and net charge-offs in 2004 as compared to 2003 is primarily the result of the seasoning of new loans that were originated in prior years. Starting in 2001, the Company began to structure many of its securitization transactions as secured financings as opposed to its historical use of off-balance sheet transactions. The portions of the total portfolio most impacted by this change are the non-conforming and non-prime loans. This trend is expected to continue in 2005 as the on-balance sheet portfolio continues to mature.

Similar to the increase in nonperforming assets and net charge-offs, the allowance for credit losses as a percentage of the total on-balance sheet held for investment residential mortgage loan portfolio increased from December 2003 primarily as a result of the seasoning of those loans that were originated in prior years. The Company’s use of securitization transactions accounted for as secured financings has resulted in asset growth and, over time, results in an increase in the allowance as these assets mature.

Commercial Credit

The primary commercial credit exposures come from the commercial mortgage operations as well as the warehouse and construction lending activities of the residential mortgage operations.

At GMAC Commercial Mortgage credit risk primarily arises from direct and indirect relationships with borrowers who may default and potentially cause the Company to incur a loss if it is unable to collect amounts due through loss mitigation strategies. The portion of the allowance for estimated losses on commercial mortgage loans not specifically identified for impairment is based on periodic reviews and analysis of the total portfolio and considers past loan experience, the current credit composition of the total portfolio, historical credit migration, property type diversification, default and loss severity statistics, and other relevant factors.

The amount of impaired loans in GMAC Commercial Mortgage’s on-balance sheet held for investment and held for sale commercial loan portfolios amounted to $208 million and $252 million at December 31, 2004 and 2003, respectively. Impaired loans represent those loans where it is probable that the Company will be unable to collect all amounts due according to the terms of the loan. Interest income is not recorded on impaired loans. The reduction in impaired loans from December 31, 2003 to December 31, 2004 is the result of the resolution of certain assets in the portfolio as of December 31, 2003. Actual net charge-offs in GMAC’s Commercial Mortgage’s on-balance sheet held for investment commercial loan portfolio remained low with $1 million recognized in 2004 and $3 million recognized in 2003.

The Company’s residential mortgage operations have commercial credit exposure through warehouse and construction lending related activities. The following tables summarize the nonperforming assets and net charge-offs in GMAC Residential and GMAC-RFC’s on-balance sheet held for investment lending receivables portfolio for each of the periods presented. Lending receivables are nonaccrual loans, foreclosed assets and restructured loans. Lending receivables are generally placed on nonaccrual status when they are 90 days or more past due or when timely collection of the principal of the loan, in whole or in part, is doubtful. Management’s classification of a receivable as nonaccrual does not necessarily indicate that the principal amount of the loan is uncollectible in whole or in part.

December 31, ($ in millions)	2004	2003

Nonperforming lending receivables:
Warehouse	$5	$4
Construction	—	47
Other	2	—

Total nonaccrual lending receivables	7	51
Foreclosed assets	8	13

Total nonperforming lending assets	$15	$64
As a % of total lending receivables portfolio	0.16%	1.50%

Year Ended December 31, (in millions)	2004	2003	2002

Charge-offs (recoveries)
Lending receivables:
Warehouse	$(3)	$(16)	$1
Construction	19	3	4
Other	—	8	1

Total net charge-offs	$16	$(5)	$6

Charge-offs and nonperforming balances related to lending receivables were impacted by the resolution of a small number of non-performing construction loans during 2004. The result was an increase in net charge-offs in 2004 and a decrease in the balance

Management’s Discussion and Analysis
General Motors Acceptance Corporation

of nonperforming loans as of December 31, 2004, as compared to December 31, 2003.

The Company’s allowance for credit losses is intended to cover management’s estimate of incurred losses in the portfolio (refer to the Critical Accounting Estimates section of this MD&A and Note 1 to the Consolidated Financial Statements for further discussion). The allowance for credit losses of the on-balance sheet commercial mortgage loan and mortgage lending receivables portfolios was $149 million and $118 million at December 31, 2004 and 2003, respectively.

Results of Operations

The following table summarizes the operating results of the Company’s Mortgage operations within each of the three Mortgage operating segments for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other operating segments.

	2004				2003

			GMAC	Consolidated			GMAC	Consolidated
Year ended December 31,	GMAC	GMAC-	Commercial	Mortgage	GMAC	GMAC-	Commercial	Mortgage
($ in millions)	Residential (a)	RFC	Mortgage	Operations	Residential (a)	RFC	Mortgage	Operations	Change	%

Revenue
Total financing revenue	$534	$4,125	$461	$5,120	$379	$2,379	$541	$3,299	$1,821	55
Interest and discount expense	(272)	(2,133)	(377)	(2,782)	(282)	(1,010)	(316)	(1,608)	(1,174)	(73)
Provision for credit losses	5	(983)	—	(978)	(20)	(420)	3	(437)	(541)	(124)

Net financing revenue	267	1,009	84	1,360	77	949	228	1,254	106	8
Mortgage servicing fees	867	428	196	1,491	836	351	219	1,406	85	6
MSR amortization and impairment	(775)	(240)	(97)	(1,112)	(1,514)	(453)	(81)	(2,048)	936	46
MSR risk management activities	211	32	—	243	406	101	—	507	(264)	(52)
Gains on sales of loans	492	198	98	788	1,431	507	217	2,155	(1,367)	(63)
Other income	666	727	817	2,210	645	462	789	1,896	314	17
Noninterest expense	(1,227)	(1,148)	(823)	(3,198)	(1,290)	(1,065)	(858)	(3,213)	15	—
Income tax expense	(226)	(377)	(71)	(674)	(217)	(314)	(172)	(703)	29	4

Net income	$275	$629	$204	$1,108	$374	$538	$342	$1,254	$(146)	(12)

Investment securities	$1,735	$2,229	$2,119	$6,083	$374	$3,036	$1,825	$5,235	$848	16
Loans held for sale	6,520	7,496	5,918	19,934	4,341	4,200	8,508	17,049	2,885	17
Loans held for investment, net	2,372	63,779	3,776	69,927	1,086	48,887	881	50,854	19,073	38
Mortgage servicing rights, net	2,683	683	524	3,890	2,591	606	523	3,720	170	5
Other assets	1,935	4,519	3,333	9,787	1,832	3,355	3,456	8,643	1,144	13

Total assets	$15,245	$78,706	$15,670	$109,621	$10,224	$60,084	$15,193	$85,501	$24,120	28

(a)	Includes balances for certain corporate activities of the Mortgage Group which are disclosed in the other category in Note 23 to the Consolidated Financial Statements.

While increases in interest rates significantly slowed residential mortgage production, GMAC’s Mortgage operations continued to post strong results with $1,108 million in net income, down $146 million from 2003 record results. On a combined basis, the 2004 results for GMAC’s residential based mortgage companies (GMAC Residential and GMAC-RFC) were down slightly from 2003 as lower gains from the sales of loans were substantially mitigated by higher net financing revenue and improved mortgage servicing rights performance. GMAC Commercial Mortgage’s earnings were down $138 million from 2003, reflecting lower production volumes and net interest margins.

Net financing revenues (and the related increase in net loans held for investment) were favorably impacted by continued growth at GMAC-RFC, which continued to execute a significant portion of

Management’s Discussion and Analysis
General Motors Acceptance Corporation

securitization transactions as on-balance sheet secured financings. At December 31, 2004, there was approximately $50.7 billion of collateralized debt at GMAC-RFC, compared to $39.4 billion and $12.4 billion at December 31, 2003 and 2002, respectively. These debt increases have also resulted in higher funding costs and provisions for credit losses. In addition, the provision for credit losses at GMAC-RFC was negatively impacted by a seasoning of the underlying mortgage loan portfolio. The decline in Commercial Mortgage’s net financing revenues was primarily the result of lower average asset levels, lower yielding assets and higher funding costs. Refer to the Credit Risk discussion within this Mortgage Operations section of the MD&A for further discussion.

Mortgage servicing income benefited from the increase in overall market interest rates (and the resulting decline in actual and expected prepayment activity) as the residential mortgage operations’ experienced higher servicing fee income and lower amortization and impairment of MSRs. The carrying value of the Company’s MSRs increased to $3.9 billion at December 31, 2004 as compared to $3.7 billion at December 31, 2003, with the related amortization and impairment of MSRs for the calendar year at $1,112 million, compared to $2,048 million in 2003.

Gains from the sales of loans dropped significantly at GMAC Residential and GMAC-RFC through a combination of lower margins and production volumes from the record levels experienced in 2003. Additionally, GMAC Commercial Mortgage experienced a decrease in gains from a reduction in sales activity (primarily in the Asia-Pacific operations) and negative credit-related adjustments on the held for sale portfolio. Other income benefited from increases at GMAC-RFC, as a result of higher prepayment penalty fees primarily driven by an increase in loan portfolio size, as well as increased investment income associated with various real estate and construction investments at GMAC-RFC. In addition, GMAC Residential experienced an increase in real estate service fees as a result of continued growth in that portion of the business. The effective tax rate for the Mortgage operations increased primarily due to an increase in state and local taxes at GMAC Residential.

Factors Affecting Future Results

The Mortgage operations earnings are sensitive to general business and macro-economic trends and conditions, including changes in short-and long-term interest rates, inflation, fluctuations in the debt capital market and unemployment and bankruptcy rates.

The Company’s Mortgage segments operate in a highly competitive environment and face significant competition from commercial banks, savings institutions, mortgage companies, and other financial institutions. In addition, the Mortgage operations earnings are subject to volatility due to seasonality inherent in the mortgage banking industry and volatility in interest rate markets. The Mortgage operations’ ability to generate revenue through mortgage sales to institutional investors depends to a significant degree on programs administered by government-sponsored enterprises (Fannie Mae, Ginnie Mae and Freddie Mac) that facilitate the issuance of mortgage-backed securities in the secondary market. Any discontinuation of, or significant reduction in, the operation of these government-sponsored enterprises could adversely affect the profitability of the Mortgage operations. Finally, many of the Mortgage operation’s core business activities are subject to state, local, and federal regulations in a number of jurisdictions (both domestically and abroad). Changes in legislation and regulation may occur which could have an adverse impact on the Mortgage operation’s business and future earnings.

Insurance Operations

GMAC Insurance Holdings, Inc. (GMAC Insurance) conducts operations in the United States, Canada, Mexico, Europe, Latin America, and Asia-Pacific through Motors Insurance Corporation (MIC), the primary insurance company in the group, and other insurance and non-insurance subsidiaries. The subsidiaries operate and market under the GMAC Insurance common brand. GMAC Insurance writes automobile service contracts, and underwrites personal automobile insurance coverages (ranging from preferred to non-standard risks) and selected commercial insurance and reinsurance coverages.

Overview, Products and Services

GMAC Insurance is one of the world’s largest underwriters of automotive extended service and maintenance contracts. Such contracts offer vehicle owners and lessees mechanical repair protection and extended roadside assistance for new and used vehicles, beyond the manufacturer’s new vehicle warranty. These contracts are marketed through automobile dealerships and on a direct response basis, covering virtually all vehicle makes and models. A significant portion of vehicle service contracts cover vehicles manufactured by General Motors and subsidiaries, such as Vauxhall and Opel. GMAC Insurance also sells Guaranteed Asset Protection (GAP) which allows the recovery of a specified economic loss beyond the insured value.

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

The personal lines operation primarily provides physical damage and liability insurance coverages for automobiles, recreational

Management’s Discussion and Analysis
General Motors Acceptance Corporation

vehicles, and motorcycles. Personal lines policies are offered on a direct response basis through affinity groups, worksite programs, the internet, and through an extensive network of independent agencies. Automobile and motorcycle coverages are offered to non-standard, standard and preferred drivers. The personal lines group operates in 48 states and the District of Columbia in the United States, with a significant amount of business written in Michigan, North Carolina, and Florida.

International operations, primarily in Europe, Mexico, Latin America, and the Asia-Pacific region, offer insurance products and services through local subsidiaries, primarily Car Care Plan and ABA Seguros. Car Care Plan sells GAP products and provides automotive extended service contracts to customers via the direct and dealer distribution channels, and is a leader in the extended service contract market in Europe. Car Care Plan also operates in Mexico, Brazil, and Australia. ABA Seguros, one of Mexico’s largest automobile insurers, was acquired by the Company in January 2002. ABA Seguros underwrites personal automobile insurance and certain commercial business coverages exclusively in Mexico. In Europe, selected motor insurance risks are assumed by GMAC Insurance through programs with Vauxhall, Opel, and SAAB vehicle owner relationships. MIC also sells auto insurance in Ontario and Quebec, Canada.

Key Risks Associated with Insurance Operations

The following are the significant business risks within the Insurance operations.

Reserves for Losses and Loss Adjustment Expenses

The most significant risks relate to the reserves for losses and loss adjustment expenses, which represent the accumulation of estimates for reported losses and a provision for losses incurred but not reported, including loss adjustment expenses. The risks relating to estimating losses apply to both business written on a current basis by GMAC Insurance, as well as policies written and fully earned in prior years, to the extent there continue to be outstanding and open claims in the process of resolution. Loss expense risks are generally mitigated by the active management of claim settlement activities by experienced claims personnel and the routine evaluation of current period reported claims which may be compared to prior claims experience, expected claims, or loss expenses from similar incidents. In addition, the estimated values of prior reported claims and changes to the estimated values are routinely monitored by credentialed actuaries. In some instances, reinsurance is purchased to limit the volatility of loss and loss adjustment expenses which may result from any single claim or natural catastrophe. As the determination of the reserves for insurance losses and loss adjustment expenses constitutes a critical accounting estimate of the Company, it is further described in the Critical Accounting Estimates section of this MD&A, beginning on page 30.

Unearned Premium and Service Revenue

The liability for unearned premium and service revenue represents the amount of premium and revenue written and in force applicable to the unexpired portion of the extended service contract and insurance policy term. These policies are generally in force for 3 to 84 months. The financial reporting risk inherent in these reserves is the adequacy of the reserves to cover future losses and expenses and premium refunds due to policy cancellations. This risk is associated with the original pricing and underwriting of the individual insurance policy. Pricing of a class of business is generally based on analysis of expected losses using historical experience and anticipated future trends. Significant risks associated with pricing for automotive service contracts include the price of replacement parts and repair labor rates in future periods. Underwriting is an assessment of a particular risk and determination of the acceptability of the risk, as well as a categorization of the risk for determining the applicable pricing. For automotive service contracts, a significant underwriting risk is the quality of vehicles produced and, in particular, new model introductions. Pricing and underwriting are dependent on estimates and therefore involve risks that are mitigated on a prospective basis by modifying pricing and risk categorization using recent loss experience. Emerging claim trends and pricing adequacy are evaluated routinely by credentialed actuaries.

Valuation of Investment Securities

Proceeds from premiums and other revenue sources are invested in a portfolio of equity and fixed income securities from which future claim payments are made as claims are settled. Investment income related to the securities is recognized in earnings in the period during which it is earned. Investment securities are classified by GMAC Insurance management as available for sale and carried at fair value. Holding period losses on investment securities that are considered by management to be other than temporary are recognized in earnings, through a write-down in the carrying value to the current fair value of the investment. Unrealized gains or losses (excluding other than temporary impairments) are included in other comprehensive income, a component of shareholder’s equity. Fair value of publicly traded fixed income securities and of equities is based upon quoted market prices where available, which are obtained from independent pricing services. If quoted market prices are not available, or if securities are not publicly traded, the fair value is estimated by using various validation methodologies and through consultation with investment managers. These estimates, as well as those used in evaluating market declines as temporary or other than temporary, are subjective in nature and involve uncertainties and matters of judgment. A limited amount of securities (i.e., less than 1% of the total portfolio) held in GMAC Insurance’s portfolio are not exchange-traded and are, therefore, valued by management based upon data provided by pricing services or broker-dealer quotes. For these and other securities, such as those which may be thinly traded or which might be sold in large blocks relative to

Management’s Discussion and Analysis
General Motors Acceptance Corporation

amounts outstanding, the amount that may ultimately be realized at sale may be different than the fair value as of the balance sheet date.

Investment market prices in general are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, national and international events, and general market conditions.

Results of Operations

The following table summarizes the operating results of GMAC Insurance for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other operating segments.

Year ended December 31,
($ in millions)	2004	2003	Change	%

Insurance premiums and service revenue earned	$3,502	$3,154	$348	11
Investment income	345	191	154	81
Other income	136	119	17	14

Total revenue	3,983	3,464	519	15
Insurance losses and loss adjustment expenses	(2,371)	(2,288)	(83)	(4)
Acquisition and underwriting expense	(1,043)	(824)	(219)	(27)
Premium tax and other expense	(83)	(74)	(9)	(12)

Income before income taxes	486	278	208	75
Income tax expense	(157)	(99)	(58)	(59)

Net income	$329	$179	$150	84

Total assets	$11,744	$10,340	$1,404	14

Net income from Insurance operations totaled $329 million in 2004, up $150 million or 84% over 2003 earnings of $179 million. The increase in net income was attributable mainly to improved operating performance across the majority of product lines combined with improved investment performance due to the realization of net capital gains in 2004 in contrast to the recognition of net capital losses in 2003. The favorable impact of these items was partially mitigated by increased acquisition and underwriting expenses and higher income taxes, commensurate with increased volumes and revenues.

Insurance premiums and service revenue earned at GMAC Insurance totaled $3,502 million in 2004, compared with $3,154 million in 2003, an increase of 11%. The increase over 2003 is due primarily to an increase in the penetration rate of contracts sold on new vehicle sales and pricing increases for automotive extended service contracts sold to consumers via the direct and dealer distribution channels in both domestic and international markets. In addition, the reinsurance business experienced favorable results due to increased premiums assumed from existing customers and a decrease in premiums ceded to reinsurers. The increase in investment income was attributable to the realization of net capital gains in 2004 compared to net capital losses recognized in 2003 for other than temporary impairment of certain securities in the investment portfolio. GMAC Insurance recorded net capital gains of $75 million in 2004, compared with net capital losses of $56 million in 2003. During 2003, the majority of the net capital losses recognized related to securities for which recovery to cost was not foreseeable. Management regularly performs analyses of individual securities and, for those for which recovery to cost is not foreseeable, determines whether such investments are other than temporarily impaired. The carrying values of securities determined to be other than temporarily impaired are written down to fair value.

Total expenses amounted to $3,497 million in 2004 and $3,186 million in 2003. The increase in 2004 is primarily attributable to acquisition and underwriting expenses (including commissions), which increased commensurately with higher business volumes and related revenues.

Factors Affecting Future Results

GMAC Insurance’s business and earnings are sensitive to general business and macro-economic trends and conditions, including changes in securities markets, new vehicle sales, changes in manufacturers’ warranty programs and economic indicators, such as unemployment and inflation rates, including industry segments which impact claim settlement costs, such as vehicle repair parts prices, and medical cost inflation in the United States and certain local economies in which it conducts business. GMAC Insurance owns a diversified portfolio of investment securities totaling $7.3 billion at December 31, 2004, with unrealized gains of $886 million and unrealized losses of $20 million at December 31, 2004. Securities with unrealized losses are equity securities of companies in a variety of industries and fixed income securities impacted by interest rate volatility. To the extent that market values do not strengthen, unrealized losses may be assessed by management in future periods to be other than temporary, which could have an adverse effect on earnings.

GMAC Insurance operates in a highly competitive environment and faces significant competition from insurance carriers, reinsurers, third-party administrators, brokers, and other insurance-related companies. Competition in the property casualty markets in which GMAC Insurance operates consists of large multi-line companies and smaller specialty carriers. None of these companies, including GMAC Insurance, holds a dominant position overall in these markets. There are no material seasonal factors that in the aggregate affect the quarterly results of GMAC Insurance although individual products are subject to weather related events such as hail and windstorms that could impact losses incurred. Examples include winter storms, which may result in individual auto accidents, spring hail and tornado events, which may result in

Management’s Discussion and Analysis
General Motors Acceptance Corporation

damage to dealer vehicle inventories, and summer driving trends, which could lead to greater instances of mechanical repair.

GMAC Insurance operates in a highly regulated environment for most of its business lines, and its insurance subsidiaries are subject to regulation in the United States, Canada, Mexico, and England. Changes in legislation and regulation may occur which could have an adverse impact on its business and future earnings.

Critical Accounting Estimates

Accounting policies are integral to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires management to make certain judgments and assumptions, based on information available at the time of the financial statements in determining accounting estimates used in the preparation of such statements. GMAC’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements. Critical accounting estimates are described in this section. Accounting estimates are considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and if different estimates reasonably could have been used in the reporting period or changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on the Company’s financial condition, results of operations, or cash flows. Management of the Company has discussed the development, selection and disclosure of these critical accounting estimates with the Management Audit Committee of the Board of Directors and the Management Audit Committee has reviewed the Company’s disclosure relating to these estimates.

Determination of the Allowance for Credit Losses

The allowance for credit losses is management’s estimate of incurred losses in the Company’s consumer and commercial finance receivable and loan portfolios held for investment. Management periodically performs detailed reviews of these portfolios to determine if impairment has occurred and to assess the adequacy of the allowance for credit losses, based on historical and current trends and other factors affecting credit losses. Additions to the allowance for credit losses are charged to current period earnings through the provision for credit losses; amounts determined to be uncollectible are charged directly against the allowance for credit losses, while amounts recovered on previously charged-off accounts increase the allowance. Determination of the allowance for credit losses requires management to exercise significant judgment about the timing, frequency, and severity of credit losses, which could materially affect the provision for credit losses and, therefore, net income. The methodology for determining the amount of the allowance differs for consumer and commercial portfolios.

The consumer portfolios consist of smaller-balance, homogeneous contracts and loans, divided into two broad categories — automotive retail contracts and residential mortgage loans. Each of these portfolios is further divided by business unit into several pools (based on contract type, underlying collateral, geographic location, etc.), which are collectively evaluated for impairment. Due to the homogenous nature of the portfolios, the allowance for credit losses is based on the aggregated characteristics of the portfolio. The allowance for credit losses is established through a process that begins with estimates of incurred losses in each pool, based upon various statistical analyses, including migration analysis, in which historical loss experience believed by management to be indicative of the current environment is applied to the portfolio to estimate incurred losses. In addition, management considers the overall portfolio size and other portfolio indicators (i.e., delinquencies, portfolio credit quality, etc.) as well as general economic and business trends that management believes are relevant to estimating incurred losses.

The commercial loan portfolio is comprised of larger-balance, non-homogeneous exposures within both the Company’s Financing and Mortgage operations. These loans are evaluated individually and are risk rated based upon borrower, collateral, and industry-specific information that management believes is relevant to determining the occurrence of a loss event and measuring impairment. Management establishes specific allowances for commercial loans determined to be individually impaired. The allowance for credit losses is estimated by management based upon the borrower’s overall financial condition, financial resources, payment history, and, when appropriate, the estimated realizable value of any collateral. In addition to the specific allowances for impaired loans, GMAC maintains allowances that are based on a collective evaluation for impairment of certain commercial portfolios. These allowances are based on historical loss experience, concentrations, current economic conditions, and performance trends within specific geographic and portfolio segments.

The determination of the allowance for credit losses is influenced by numerous assumptions. The critical assumptions underlying the allowance for credit losses include: (1) segmentation of loan pools based on common risk characteristics, (2) identification and estimation of portfolio indicators and other factors that management believes are key to estimating incurred credit losses, and (3) evaluation by management of borrower, collateral, and geographic information. Management monitors the adequacy of the allowance for credit losses and makes adjustments as the assumptions in the underlying analyses change, to reflect an

Management’s Discussion and Analysis
General Motors Acceptance Corporation

estimate of incurred credit losses as of the reporting date, based upon the best information available at that time.

Management has consistently applied the estimation methodologies discussed above for each of the three years in the period ended December 31, 2004. At December 31, 2004, the allowance for credit losses was $3.4 billion, compared to $3.0 billion at December 31, 2003. The provision for credit losses was $1.9 billion for the year ended December 31, 2004, as compared to $1.7 billion for 2003 and $2.2 billion for 2002. The Company’s allowance for credit losses and the provision for credit losses increased slightly, primarily due to the increased use of on-balance sheet secured financing transactions, mainly at the Mortgage operations.

The $3.4 billion allowance established for credit losses as of December 31, 2004 represents management’s estimate of incurred credit losses in the portfolios based on assumptions management believes are reasonably likely to occur. However, since this analysis involves a high degree of judgment, the actual level of credit losses will vary depending on actual experiences in relation to these assumptions. Accordingly, management estimates a range of reasonably possible incurred credit losses within the consumer and commercial portfolios. Management maintains an allowance for credit losses that it believes represents the best estimate of the most likely outcome within that range.

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

To account for residual risk, the Company depreciates automotive operating lease assets to estimated realizable value at the end of the lease on a straight-line basis over the lease term. The estimated realizable value is initially based on the residual value established at contract inception. Over the life of the lease, management evaluates the adequacy of its estimate of the realizable value and may make adjustments to the extent the expected value of the vehicle at lease termination changes. Any such adjustments would result in a change in the depreciation rate of the lease asset, thereby impacting the carrying value of the operating lease asset. Overall business conditions (including the used vehicle market), GMAC’s remarketing abilities, and GM’s vehicle and marketing programs may cause management to adjust initial residual projections (as further described in the Residual Risk Management discussion in the Financing operations section of this MD&A). In addition to estimating the residual value at lease termination, in accordance with Statement of Financial Accounting Standards 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the Company must also evaluate the current value of the operating lease assets and test for impairment to the extent necessary. Impairment is determined to exist if the undiscounted expected future cash flows (including the expected residual value) are lower than the carrying value of the asset.

The Company’s depreciation methodology on operating lease assets considers management’s expectation of the value of the vehicles upon lease termination, which is based on numerous assumptions and factors influencing used automotive vehicle values. The critical assumptions underlying the estimated carrying value of automotive lease assets include: (1) estimated market value information obtained and used by management in estimating residual values, (2) proper identification and estimation of business conditions, (3) GMAC’s remarketing abilities, and (4) GM’s vehicle and marketing programs. Changes in these assumptions could have a significant impact on the value of the lease residuals. For example, a change in the estimated realizable value of 1% on the U.S. operating lease portfolio could result in a cumulative after-tax earnings impact of $36 million as of December 31, 2004 to be recognized over the remaining term of the lease portfolio. This example does not reflect the myriad of the variables and the impact caused through their interaction, but provides an indication of the magnitude that assumption changes can have on the Company’s operating results.

Management has consistently applied the estimation methodology described above for each of the three years in the period ended December 31, 2004. GMAC’s net investment in operating leases totaled $26.6 billion (net of accumulated depreciation of $7.6 billion) at December 31, 2004, as compared to $24.4 billion (net of accumulated depreciation of $7.3 billion) at December 31, 2003. Depreciation expense for the year ended December 31, 2004 was $5.0 billion, as compared to $5.0 billion for 2003 and $4.5 billion in 2002. During the year, the Company did not make any material adjustments to the assumptions underlying the automotive operating lease depreciation methodology. The net gain realized upon disposal of off-lease vehicles in the United States increased to $168 million for the year ended December 31, 2004, from $43 million in 2003, and $117 million in 2002. The improvement in remarketing performance is the result of a decline in the supply of off-lease vehicles and the fact that the underlying contractual residual values were lower than the residual values on

Management’s Discussion and Analysis
General Motors Acceptance Corporation

prior year volume (further described in the Lease Residual Risk discussion in the Financing operations section of this MD&A).

Valuation of Mortgage Servicing Rights

Mortgage servicing rights represent the capitalized value associated with the right to receive future cash flows in connection with the servicing of mortgage loans. Mortgage servicing rights constitute a significant source of value derived from originating or acquiring mortgage loans. Because residential mortgage loans typically contain a prepayment option, borrowers often elect to prepay their mortgages, refinancing at lower rates, during declining interest rate environments. When this occurs, the stream of cash flows generated from servicing is terminated. As such, the market value of residential mortgage servicing rights is very sensitive to changes in interest rates, and tends to decline as market interest rates decline and increase as interest rates rise. Commercial mortgage loans typically restrict prepayment or contain prepayment penalties; therefore, prepayment activity is minimal. As such, commercial mortgage servicing rights are not dependent on prepayment assumptions and are generally not interest rate sensitive. GMAC does not consider commercial mortgage servicing rights valuation a critical accounting estimate and therefore, the following discussion will focus on residential mortgage servicing rights.

GMAC capitalizes originated mortgage servicing rights based upon the relative fair market value of the servicing rights inherent in the underlying mortgage loans at the time the loans are sold or securitized. Purchased mortgage servicing rights are capitalized at cost (which approximates the fair market value of such assets) and assumed mortgage servicing rights are recorded at fair market value as of the date the servicing obligation is assumed. The carrying value of mortgage servicing rights is dependent upon whether the asset is hedged or not. Mortgage servicing rights that receive hedge accounting treatment, as prescribed by Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), are carried at fair value. Changes in fair value are recognized in current period earnings, generally offset by changes in the fair value of the underlying derivative, if the changes in the value of the asset and derivative are highly correlated. The majority of mortgage servicing rights are hedged as part of the Company’s risk management program. Mortgage servicing rights that do not receive hedge accounting treatment are carried at the lower of cost or fair value.

Accounting principles generally accepted in the United States of America require that the value of mortgage servicing rights be determined based upon market transactions for comparable servicing assets or, in the absence of representative trade information, based upon other available market evidence and modeled market expectations of the present value of future estimated net cash flows that market participants would expect to be derived from servicing. When benchmark transaction data is not available, management relies on estimates of the timing and magnitude of cash inflows and outflows to derive an expected net cash flow stream, and then discounts this stream using an appropriate market discount rate. Servicing cash flows primarily include servicing fees, float income, and late fees, less operating costs to service the loans. Cash flows are derived based on internal operating assumptions which management believes would be used by market participants, combined with market-based assumptions for loan prepayment rates, interest rates, required yields, and discount rates. Management considers the best available information and exercises significant judgment in estimating and assuming values for key variables in the modeling and discounting process.

The Company’s approach to estimating the fair value of its mortgage servicing rights relies upon internal operating assumptions that it believes market participants would use, such as its specific cost to service a loan and other related cash flows, combined with market-based assumptions for interest rates, discount rates, anticipated yields, and loan prepayment speed. Key assumptions utilized in the valuation approach are described as follows:

•	Prepayments — The most significant driver of mortgage servicing rights value is actual and anticipated portfolio prepayment behavior. Prepayment speed represents the rate at which borrowers repay the mortgage loans prior to scheduled maturity. When mortgage loans are paid or expected to be paid sooner than originally estimated, the expected future cash flows associated with servicing the loans are reduced. GMAC models project residential mortgage loan payoffs using prepayment models developed by third-party vendors and measures model performance by comparing prepayment predictions against actual portfolio prepayments for the entire portfolio and by product type.

•	Discount rate — In computing the fair value of mortgage servicing rights, the cash flows are discounted at an appropriate risk adjusted rate. GMAC generally establishes a discount rate on the basis of an appropriate option adjusted spread margin by evaluating the leverage-adjusted spread needed to generate an acceptable return on the mortgage servicing rights asset. The option adjusted spread margin is added to a cost of funds assumption to derive the asset yield. This is similar in nature to deriving a discount rate assumption based upon a required risk premium added to a risk-free rate.

•	Base mortgage rate — The base mortgage rate is intended to represent the current market rate for originated mortgage loans. It is a key component in estimating prepayment speeds because the difference between the current base mortgage rate and the borrower’s loan rate is an indication of an individual borrower’s incentive (i.e., likelihood) to refinance. The base mortgage rate assumption is developed separately for each product based on

Management’s Discussion and Analysis
General Motors Acceptance Corporation

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

To ensure that its mortgage servicing rights valuation process results in a fair value that approximates fair values assumed by other market participants in accordance with GAAP, the Company considers available market and third-party data in arriving at its final estimate of value and periodically performs a series of reasonableness tests as management deems appropriate, including the following:

•	At a detailed level, reconciliation of actual monthly cash flows to those projected in the mortgage servicing rights valuation. Based upon the results of this reconciliation, the Company assesses the need to modify the individual assumptions used in the monthly valuation. For 2004, actual servicing cash flows differed from modeled cash flows by an immaterial amount.

•	Comparison of forecast operations results for the next twelve month period to net income projected per the discounted cash flow forecast.

•	Review and comparison of recent bulk acquisition activity. Market trades are evaluated for reliability and relevancy and then considered, as appropriate, by evaluating the Company’s estimate of fair value of each significant deal to the traded price. Currently, there is a lack of comparable transactions between willing buyers and sellers in the bulk acquisition market, which are the best indicators of fair value. However, management continues to monitor and track market activity on an ongoing basis.

•	Review and comparison of recent flow servicing trades. As with bulk servicing trades, there are distinct reasons why fair values of flow market transactions will differ from the Company’s fair value estimate. Some reasons include age/seasoning of product, perceived profit margin/discount assumed by aggregators, economy of scale benefits, and cross-sell benefits. However, management continues to monitor and track market activity on an ongoing basis.

•	Comparison of the Company’s fair value price/multiples to peer fair value price/multiples quoted in external surveys produced by third- parties.

The Company generally expects its valuation to be within a reasonable range of that implied by each reasonableness test. In the event that management deems it has exceeded these reasonableness tests, it may adjust its mortgage servicing rights valuation accordingly. Mortgage servicing rights are included as an asset in the Company’s Consolidated Balance Sheet, with changes in the estimated fair value of mortgage servicing rights included as a component of Mortgage banking income in the Company’s Consolidated Statement of Income. At December 31, 2004, the Company had $3.9 billion outstanding in mortgage servicing rights as compared to $3.7 billion at December 31, 2003. Amortization and impairment of $1.1 billion, $2.0 billion, and $2.3 billion were recognized in 2004, 2003, and 2002, respectively. The decrease in amortization and impairment is the result of an increase in market interest rates in 2004, as compared to the historically low levels observed in 2003, resulting in a decrease in actual and expected prepayments.

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

The Company performs an evaluation of the mortgage servicing rights asset to determine the amount of the valuation allowance unlikely to be recovered through future interest rate increases. Based on the results of these evaluations, the Company recognized other than temporary impairment on the mortgage servicing rights asset of $453 million in 2004. This amount was based on a statistical analysis of historical changes in mortgage and other market interest rates to determine the amount of mortgage servicing rights asset value increase with only a remote probability of occurring. The $453 million in other than temporary impairment was reflected by a reduction in both the gross carrying value of the mortgage servicing rights asset and the corresponding valuation allowance. The reduction to the valuation allowance related to the other than temporary impairment reduces the maximum potential future increase to the mortgage servicing rights carrying value (under lower of cost or market accounting).

Management’s Discussion and Analysis
General Motors Acceptance Corporation

However, the recognition of other than temporary impairment has no impact on the net carrying value of the asset or on earnings.

The assumptions used in modeling expected future cash flows of mortgage servicing rights have a significant impact on the fair value of mortgage servicing rights and potentially a corresponding impact to earnings. For example, a 10% increase in the constant prepayment assumptions would have negatively impacted the fair value of the residential mortgage servicing rights asset by $186 million or approximately 5% as of December 31, 2004. This sensitivity is hypothetical and is designed to highlight the magnitude a change in assumptions could have. The calculation assumes that a change in the constant prepayment assumption would not impact other modeling assumptions. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. In addition, the factors that may cause a change in the prepayment assumption may also positively or negatively impact other areas (i.e., decreasing interest rates, while increasing prepayments, would likely have a positive impact on mortgage loan production volume and gains recognized on the sale of mortgage loans).

At December 31, 2004, based upon the market information obtained, the Company determined that its mortgage servicing rights valuations and assumptions were reasonable and consistent with what an independent market participant would use to value the asset.

Valuation of Interests in Securitized Assets

When the Company securitizes automotive retail contracts, wholesale finance receivables, mortgage loans, and mortgage-backed securities, it typically retains an interest in the sold assets. These interests may take the form of asset- and mortgage-backed securities (including senior and subordinated interests), interest-only, principal-only, investment grade, non-investment grade, or unrated securities. The Company retains an interest in these transactions to provide a form of credit enhancement for the more highly rated securities, or because it is more economical to hold these interests as opposed to selling. In addition to the primary securitization activities, the Company’s mortgage operations purchase mortgage-backed securities, interest-only strips, and other interests in securitized mortgage assets. In particular, the Company has mortgage broker-dealer operations that are in the business of underwriting, private placement, trading, and selling of various mortgage-backed securities. As a result of these activities, the Company may hold investments (primarily with the intent to sell or securitize) in mortgage-backed securities similar to those retained by the Company in securitization activities. Interests in securitized assets are accounted for as investments in debt securities pursuant to Statement of Financial Accounting Standards 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The Company’s estimate of the fair value of these interests requires management to exercise significant judgment about the timing and amount of future cash flows of the securities.

Interests in securitized assets that are classified as trading or available for sale are valued on the basis of external dealer quotes, where available. External quotes are not available for a significant portion of these assets (approximately 70% to 80%), given the relative illiquidity of such assets in the market. In these circumstances, valuations are based on internally-developed models, which consider recent market transactions, experience with similar securities, current business conditions, analysis of the underlying collateral, and third-party market information, as available. In conjunction with the performance of such valuations, management determined that the assumptions and the resulting valuations of asset- and mortgage-backed securities were reasonable and consistent with what an independent market participant would use to value the positions. In addition, the Company has certain interests in securitized assets (approximating $138 million) that are classified as held to maturity. Investments classified as held to maturity are carried at amortized cost and are periodically reviewed for impairment. At December 31, 2004 and 2003, the total interests in securitized assets approximated $5.4 billion and $5.8 billion, respectively. The decrease in interests in securitized assets reflects the increased use of securitization structures accounted for as on-balance sheet secured financings.

Estimating the fair value of these securities requires management to make certain assumptions based upon current market information. The following describes the significant assumptions impacting future cash flow, and therefore the valuation of these assets.

•	Prepayment Speeds — Prepayment speeds are primarily impacted by changes in interest rates. As interest rates rise, prepayment speeds generally slow and as interest rates decrease, prepayment speeds generally accelerate. Similar to mortgage servicing rights, estimated prepayment speeds significantly impact the valuation of the Company’s residential mortgage-backed securities because increases in actual and expected prepayment speed significantly reduce expected cash flows from these securities. For certain securities, management is able to obtain market information from parties involved in the distribution of such securities to estimate prepayment speeds. In other cases, management estimates prepayment speeds based upon historical and expected future prepayment rates. In comparison to residential mortgage-backed securities, prepayment speeds on the automotive asset-backed securities are not as volatile and do not have as significant an earnings impact due to the relative short contractual term of the underlying receivables and the fact that many of these receivables have below-market contractual rates due to GM-sponsored special rate incentive programs.

•	Credit Losses — Expected credit losses on assets underlying the asset- and mortgage-backed securities also significantly impact the estimated fair value of the related residual interests

Management’s Discussion and Analysis
General Motors Acceptance Corporation

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

Asset- and mortgage-backed securities are included as a component of investment securities in the Company’s Consolidated Balance Sheet. Changes in the fair value of asset- and mortgage-backed securities held for trading are included as a component of investment income in the Company’s Consolidated Statement of Income. For the year ended December 31, 2004, net increases in the fair value of asset- and mortgage-backed securities held for trading totaled $35 million, compared to net decreases of $341 million for the year ended December 31, 2003. The changes in the fair value of asset- and mortgage-backed securities available for sale are included as a component of equity (other comprehensive income) in the Company’s Consolidated Balance Sheet. In the event that management determines that other than temporary impairment should be recognized related to asset- and mortgage-backed securities available for sale, such amounts are recognized in investment income in the Company’s Consolidated Statement of Income. The Company recognized $12 million, $57 million, and $57 million in other than temporary impairment on interests in securitized assets for the years ended 2004, 2003, and 2002, respectively.

Similar to mortgage servicing rights, changes in model assumptions can have a significant impact on the carrying value of interests in securitized assets. Note 8 of the Consolidated Financial Statements summarizes the impact on the fair value due to a change in key assumptions for the significant categories of interests in securitized assets as of December 31, 2004. The processes and assumptions used to determine the fair value of interest in securitized assets have been consistently applied and are considered by management to result in a valuation that fairly states the assets and which is not inconsistent with what a market participant would use to value the positions.

Determination of Reserves for Insurance Losses and Loss Adjustment Expenses

GMAC’s Insurance operations includes an array of insurance underwriting, including personal lines, automotive extended service contracts, assumed reinsurance, and commercial coverages, that creates a liability for unpaid losses incurred (which is further described in the Insurance operations section of this MD&A). The reserve for insurance losses and loss adjustment expenses represents an estimate of the Company’s liability for the unpaid cost of insured events that have occurred as of a point in time. More specifically, it represents the accumulation of estimates for reported losses and an estimate for losses incurred but not reported, including claims adjustment expenses.

The techniques and methods the Company uses in estimating insurance loss reserves are generally consistent with prior years and are based on a variety of actuarial methodologies. GMAC Insurance’s claim personnel estimate reported losses and loss adjustment expense based on individual case information or average payments for categories of claims. GMAC Insurance’s actuaries assess reserves for each business at the lowest meaningful level of homogeneous data within each type of insurance, such as general or product liability and auto physical damage. The selection of an actuarial reserving methodology is judgmental and depends on variables such as the type of insurance, its expected payout pattern, and the manner in which claims are processed. Special characteristics such as deductibles, reinsurance recoverable, or special policy provisions are considered in the reserve estimation process. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred and netted against the provision for losses. The Company’s reserves include a liability for the related costs that are expected to be incurred in connection with settling and paying the claim. These loss adjustment expenses are generally established as a percentage of loss reserves. The Company’s reserves recognize the actuarially indicated reserves based on prior patterns of claim incurrence and payment as well as the degree of incremental volatility associated with the underlying risks for the types of insurance and represents management’s best estimate of the ultimate liability. Since the reserves are based on estimates, the ultimate liability may be more or less than such reserves. These estimates are reviewed regularly. Any necessary adjustments, which may be significant, are included in earnings in the period in which they are deemed necessary. Such changes may be material to the results of the operations and financial condition and could occur in a future period.

The Company’s determination of the appropriate reserves for insurance losses and loss adjustment expenses for significant

Management’s Discussion and Analysis
General Motors Acceptance Corporation

business components is based on numerous assumptions that vary based on the underlying business and related exposure:

•	Personal Auto — Auto insurance losses are principally a function of the number of occurrences (i.e., accidents or thefts) and the severity (i.e., the ultimate cost of settling the claim) for each occurrence. The number of incidents is generally driven by the demographics and other indicators or predictors of loss experience of the insured customer base, including geographic location, number of miles driven, age, sex, type, cost of vehicle, and types of coverage selected. The severity of each claim, within the limits of the insurance purchased, is generally random and settles to an average over a book of business, assuming a broad distribution of risks. Changes in the severity of claims have an impact on the reserves established at a point in time. Changes in bodily injury claim severity are driven primarily by inflation in the medical sector of the economy. Changes in auto physical damage claim severity are caused primarily by inflation in auto repair costs, auto parts prices, and used car prices. However, changes in the level of the severity of claims paid may not necessarily match or track changes in the rate of inflation in these various sectors of the economy.

•	Extended Service Contracts — Extended service contract losses in the U.S. and abroad are generally reported and settled quickly through dealership service departments, resulting in a relatively small balance of outstanding claims at a point in time, relative to the volume of claims processed annually. Mechanical service contract claims are primarily comprised of parts and labor for repair, or replacement of the affected components or systems. Changes in the cost of replacement parts and labor rates will impact the cost of settling claims. Considering the short time frame between a claim being incurred and paid, changes in key assumptions (e.g., part prices, labor rates) will have a minimal impact on the loss reserve as of a point in time.

•	Assumed Reinsurance — The assumed reinsurance losses generally arise from contracts with regional carriers and facultative excess of loss agreements with national writers within the United States and personal auto in Europe. The reserve analysis is performed at a “group” level. A group can be an individual contract or a group of similar contracts, depending mostly upon contract size and lines of business exposed. Some considerations that can impact reserve estimates are changes in claim severity (e.g., building costs, auto repair costs, wage inflation, medical costs) as well as changes in the legal and regulatory environment.

At December 31, 2004, the Company’s reserve for insurance losses and loss adjustment expenses totaled $2.5 billion, as compared to $2.3 billion at December 31, 2003. Insurance losses and loss adjustment expenses totaled $2.4 billion for the year ended December 31, 2004, an increase from $2.3 billion in 2003, and $2.0 billion in 2002. The increase in losses and loss adjustment expenses (and the related reserve) is primarily due to higher business volumes. As of December 31, 2004, the Company concluded that its insurance loss reserves were reasonable and appropriate based on the assumptions and data used in determining the estimate. However, as insurance liabilities are based on estimates, the actual claims ultimately paid may vary from such estimates.

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

Funding Sources and Strategy

Over the past several years, GMAC’s funding strategy has focused on managing liquidity risk through the development of diversified funding sources across a global investor base and management of debt maturities over a longer period of time, thereby, increasing the amount of available cash balances ($22.7 billion at December 31, 2004 as compared to $18.0 billion at December 31, 2003). This strategy, combined with a continuous prefunding of requirements, is designed to meet the Company’s ongoing cash flow requirements. In developing the funding strategy, management considers market conditions, prevailing interest rates, liquidity needs, and the desired maturity profile of its liabilities.

The diversity of the Company’s funding sources enhances funding flexibility, limits dependence on any one source of funds, and results in a more cost effective long-term strategy. This strategy has helped the Company maintain liquidity during periods of weakness in the capital markets, changes in the Company’s business, or changes in the Company’s credit ratings.

As part of this diversified funding strategy, GMAC regularly accesses the following sources of funds:

•	Commercial paper — These short-term promissory notes are senior obligations of the Company that are offered to institutional investors. GMAC has commercial paper programs worldwide in the United States, Canada, Europe, Latin America, and Asia- Pacific.

•	Institutional unsecured term debt — The Company issues debt obligations through underwritten bond offerings and medium-term note programs to institutional investors. The underwritten

Management’s Discussion and Analysis
General Motors Acceptance Corporation

offerings are typically large issuances sold in the capital markets through dealers acting as underwriters. Medium-term notes are sold to institutional investors worldwide through dealer agents in book-entry form for any maturity ranging from 9 months to 30 years.

•	Retail debt offerings — Through its SmartNote offerings in the United States and Europe and the offering of Demand Notes in the United States and Canada, GMAC issues debt obligations targeted to retail investors. SmartNotes securities range in maturity from 9 months to 30 years and are marketed through a national broker network. Demand Notes are short-term securities that offer a variable rate of interest and represent unsecured debt obligations of the Company. GMAC supplements these retail programs with periodic issuances of publicly listed underwritten bond offerings that are targeted to retail investors. These bond issuances are distributed through a nationwide broker network and provide the Company access to longer term financing.

•	Securitization and sale of receivables — The Company securitizes consumer automotive finance retail contracts, automotive leases, wholesale loans, mortgage loans, commercial mortgage securities, asset-backed securities, real estate investment trust debt, and tax-exempt related securities through various channels. These securitizations comprise either on-balance sheet secured financings or off-balance sheet fundings, as further described in the Off-balance Sheet Arrangements section in this MD&A and in Note 8 to the Consolidated Financial Statements. In addition to the securitization programs, funding is provided through the portfolio sales of automotive retail receivables and mortgage loans to third party purchasers.

The following summarizes GMAC’s outstanding debt, by funding source, and the weighted average borrowing costs for the periods indicated:

December 31, ($ in millions)	2004	2003

Commercial paper	$8,395	$13,157
Institutional term debt	105,894	99,555
Retail debt programs	38,706	36,197
Secured financings	91,957	69,023
Bank loans and other	22,734	18,819

Total debt (a)	267,686	236,751
Off-balance sheet securitizations (b)	26,548	29,515

Total funding	$294,234	$266,266

Leverage ratio covenant (c)	8.6:1	8.9:1
Weighted average borrowing costs (d)	3.81%	3.64%

(a)	Excludes fair value adjustment as described in Note 13 to the Consolidated Financial Statements.
(b)	Represents net funding on securitizations of automotive retail finance contracts accounted for as sales under Statement of Financial Accounting Standards 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140), as further described in Note 8 to the Consolidated Financial Statements, but excludes funding from securitizations of mortgage receivables and securities.
(c)	As described in Note 13 to the Consolidated Financial Statements, the Company’s liquidity facilities contain a leverage ratio covenant of 11:1 which, beginning June 2003, excludes from debt, securitization transactions that are accounted for on-balance sheet as secured financings (totaling $75,230 as of December 31, 2004). GMAC’s debt to equity ratio was 12.0:1 and 11.8:1, as of December 31, 2004 and 2003, respectively, as determined by GAAP, which was the former basis for the leverage ratio covenant.
(d)	Represents the weighted average annual cost of on-balance sheet debt (unsecured and secured), including the effects of related derivative financial instruments. The weighted average borrowing cost for 2002 was 4.32%.

An important part of its overall funding and liquidity strategy is the Company’s access to substantial bank lines of credit. These bank lines of credit, which totaled $59.4 billion at December 31, 2004, provide “back-up” liquidity and represent additional funding sources, if required. Refer to Note 13 to the Consolidated Financial Statements for details of these liquidity lines (including asset-backed commercial paper conduits). In addition, the Company has $59.3 billion in funding commitments (with $28.4 billion utilized) through a variety of committed facilities with third-parties (including third-party asset-backed commercial paper conduits) that GMAC’s Financing and Mortgage operations may use as additional secured funding sources. Included in these funding commitments are forward flow agreements with third-parties, whereby the Company has agreed to sell a certain amount of automotive finance retail contracts over a designated period of time and, the third-parties have, in turn, committed to purchase a maximum amount of automotive finance retail contracts through a designated period of time.

During 2004, the Company continued to experience volatile unsecured credit spreads caused by negative credit rating agency actions related to the financial outlook of GM, its overall market position in the automotive industry and its burdensome health care obligations. This challenging environment caused the Company to continue to reach beyond traditional unsecured debt sources. As previously described, GMAC has increased its focus on expanding and developing a diversified funding base through the following:

•	Retail automotive portfolio sales transactions — Over the past several years, the Company has entered into sales of automotive retail receivables in which GMAC transfers all credit risk to the purchaser (whole loan sales). As previously mentioned, in connection with certain of these whole loan transactions, the Company has established committed forward flow agreements with third-party banks to sell additional retail receivables in the future. During 2004, the Company executed whole loan sales aggregating $6.5 billion and whole loan sales aggregating $4 billion in 2003. In 2005, GMAC will continue to leverage its strong origination platform and increase the use of

Management’s Discussion and Analysis
General Motors Acceptance Corporation

retail automotive portfolio sales transactions and gradually migrate portions of the automotive finance business model to an originate/sell model from the historical originate/hold model. Under this framework, GMAC would continue to originate and service automotive retail contracts in the normal course, but then would sell many of these to financial institutions on a whole loan basis.

•	Retail targeted products — Over the past several years, the Company has increased its activity in retail targeted products, such as Demand Notes, SmartNotes and publicly listed underwritten bond offerings that are targeted to retail investors. In addition, in January 2004, GMAC commenced offering SmartNotes in Europe. Demand Notes and SmartNotes represent unsecured debt obligations of the Company, but unlike traditional unsecured funding sources, these debt obligations are typically issued to retail investors and individuals. The outstandings of such retail debt offerings totaled $38.7 billion, $36.2 billion, and $28.4 billion at December 31, 2004, 2003, and 2002, respectively.

•	Non-traditional securitizations — Through the expansion of the securitization of non-traditional assets, such as automotive leases and certain mortgage loans, as well as the expansion of securitization to non-U.S. markets, the Company has been able to increase its issuance of secured funding. In 2005, the Company plans to continue to securitize previously unsold asset classes in both the U.S. and International markets.

•	GMAC Automotive Bank — In 2004, GMAC established a Utah-based industrial bank, entitled GMAC Automotive Bank (GMACAB). Retail and lease consumer automotive contracts acquired by GMACAB are primarily financed through funds raised in the FDIC-insured brokered deposit markets. GMACAB issues FDIC-insured certificates of deposits (CDs) ranging in maturities from 3 months to 7 years through well-recognized retail brokerage houses. Accessing the FDIC-insured brokered deposit market provides GMAC a new and less expensive source of funding, thus complementing the Company’s funding diversification plan. As of December 31, 2004, GMACAB had assets totaling $1.2 billion. In 2005, GMAC expects to grow the asset base of GMACAB in order to take advantage of the lower cost funding.

•	Mortgage funding initiatives — Additional sources of liquidity are provided through certain arrangements within the Company’s Mortgage operations. In particular, the Mortgage operations have entered into various repurchase arrangements, loan aggregation facilities, and secured lines of credit whereby GMAC obtains short-term funding from counterparties through the collateralization of certain mortgage loans and investment securities. In addition, GMAC Residential and GMAC Commercial Mortgage continue to expand the use of GMAC Bank and GMAC Commercial Mortgage Bank, which provide an important source of liquidity through their ability to accept deposits. As of December 31, 2004, GMAC Bank and GMAC Commercial Mortgage Bank had approximately $3.2 billion of deposits. Lastly, liquidity is provided under certain arrangements whereby GMAC is permitted to utilize mortgage custodial funds prior to the remittance to investors. In 2005, GMAC is considering a restructuring of its residential mortgage operations in order to achieve a stand-alone credit rating so that the Mortgage operations may enhance liquidity and secure lower cost of funding and continue to grow the operations. It is GMAC’s intent that the restructuring be designed to avoid any adverse effect on the current and future holders of GMAC debt.

In addition to developing a diversified funding base, GMAC has made the management of debt maturities and increasing its available cash balances an important and critical part of its overall funding strategy. By managing new debt maturities, the Company is well positioned to meet future cash flow requirements and continue to fund the Company’s operations. At December 31, 2004, the Company had approximately $22.7 billion in cash and cash equivalents available for immediate use.

In the event that there is further deterioration in the funding environment (either due to negative credit events specific to GM or GMAC or to events impacting the overall debt markets), management will adjust the funding and business strategy, as necessary, to meet the Company’s liquidity requirements. The changes to the funding strategy would be consistent with what the Company has done over the past few years as it has emphasized funding diversification by developing new sources of financing, the management of maturities on new debt issues, and increasing its available cash balances. Management expects that based on the Company’s current financial position, its funding strategy and diversified financing sources will continue to provide sufficient access to the capital markets to meet the Company’s ongoing funding needs.

Credit Ratings

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. This is particularly true with respect to the Company’s commercial paper ratings as certain institutional investors (money market funds in particular) are limited to investing only in securities carrying the two highest rating categories for short-term debt. Substantially all of the Company’s debt has been rated by nationally recognized statistical rating organizations. As of March 16, 2005, all GMAC ratings were within the investment grade category. Concerns over the competitive and financial strength of GM, including how it will fund its burdensome health care liabilities, resulted in the Company experiencing a series of negative rating actions since 2001, with GMAC’s current credit ratings representing the lowest levels in the Company’s history. In the fourth quarter of 2004, all of the nationally

Management’s Discussion and Analysis
General Motors Acceptance Corporation

recognized rating agencies downgraded GMAC’s credit ratings. The following summarizes GMAC’s current ratings, outlook and date of last action by respective agencies. A further decline in the long-term ratings to non-investment grade assigned by any one of the agencies could temporarily limit GMAC’s access to the unsecured debt markets and could severely limit GMAC’s ability to access the retail debt markets for a period of time. In addition, GMAC may not be assured reliable future access to the unsecured debt markets subsequent to being assigned a non-investment grade rating by one or more agencies. However, because of management’s focus on diversifying and expanding the Company’s funding sources over the past few years, and based on the Company’s current liquidity position, management believes that GMAC has taken appropriate steps to withstand further action by the rating agencies, if that were to occur in the future. Accordingly, GMAC expects that it will continue to have adequate access to the capital markets sufficient to meet the Company’s ongoing funding requirements.

	Commercial	Senior
Rating Agency	Paper	Debt	Outlook	Date of Last Action

Fitch	F-2	BBB	Negative	October 13, 2004 (a)
Moody’s	Prime-2	Baa1	Negative	February 14, 2005
S&P	A-3	BBB-	Stable	October 14, 2004 (b)
DBRS	R-1 (low)	BBB (high)	Stable	October 25, 2004 (a)

(a)	On February 14, 2005, Fitch and DBRS confirmed the ratings and outlooks of GMAC.
(b)	On February 13, 2005, S&P affirmed GMAC’s ratings and outlook.

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

Derivative financial instruments involve, to varying degrees, elements of credit risk in the event a counterparty should default, and market risk, as the instruments are subject to rate and price fluctuations. Credit risk is managed through periodic monitoring and approval of financially sound counterparties and through limiting the potential credit exposures to individual counterparties to predetermined exposure limits. Market risk is inherently limited by the fact that the instruments are used for risk management purposes only, and therefore, generally designated as hedges of assets or liabilities. Market risk is also managed on an ongoing basis by monitoring the fair value of each financial instrument position and further by measuring and monitoring the volatility of such positions, as further described in the Market Risk section of this MD&A.

Off-balance Sheet Arrangements

The Company uses off-balance sheet entities as an integral part of its operating and funding activities. The entities include qualifying special purpose entities (QSPEs) and variable interest entities (VIEs) used for securitization transactions, mortgage warehouse facilities, and other mortgage-related funding programs. The amounts outstanding in these off-balance sheet facilities have decreased as the Company continues to utilize securitization transactions that, while similar in legal structure to off-balance sheet securitizations, are accounted for as secured financings (see Note 13 to the Consolidated Financial Statements for the amount of assets held as collateral in secured financing transactions) and as the Company’s Mortgage operations have replaced various off-balance sheet facilities with consolidated funding facilities. In addition, the decrease is reflective of the Company’s accounting treatment for certain mortgage transfers effective September 30, 2004. Refer to Note 1 to the Consolidated Financial Statements for further details.

The following table summarizes assets carried off-balance sheet in these entities.

December 31, (in billions)	2004	2003

Securitization (a)
Retail finance receivables	$5.6	$9.5
Wholesale loans	21.3	21.1
Mortgage loans	70.9	63.0
Collateralized debt obligations (b)	3.3	3.5
Tax-exempt related securities	1.1	1.1

Total securitization	102.2	98.2
Other off-balance sheet activities:
Mortgage warehouse	0.3	5.6
Other mortgage	3.5	7.6

Total off-balance sheet activities	$106.0	$111.4

(a)	Includes only securitizations accounted for as sales under SFAS 140, as further described in Note 8 to the Consolidated Financial Statements.
(b)	Includes securitization of mortgage-backed securities, some of which are backed by securitized mortgage loans as reflected in the above table.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Securitization

As part of its ongoing operations and overall funding and liquidity strategy, the Company securitizes consumer automotive finance retail contracts, wholesale loans, mortgage loans, commercial mortgage securities, asset-backed securities, real estate investment trust debt, and tax-exempt related securities. Securitization of assets allows the Company to diversify funding sources and to support the core activities of the Mortgage operations relative to originating and purchasing mortgage loans to generate origination and servicing income. Termination of GMAC’s securitization activities would reduce funding sources for both the Financing and Mortgage operations and disrupt the core mortgage banking activity, adversely impacting the Company’s operating profit.

Information regarding the Company’s securitization program is further described in Note 8 to the Consolidated Financial Statements. As part of the program, assets are generally sold to bankruptcy-remote subsidiaries of the Company. These bankruptcy-remote subsidiaries are separate legal entities that assume the risk and reward of ownership of the receivables. Neither the Company nor these subsidiaries are responsible for the other entities’ debts, and the assets of the subsidiaries are not available to satisfy the claims of the Company or its creditors. In turn, the bankruptcy-remote subsidiaries establish separate trusts to which they transfer the assets in exchange for the proceeds from the sale of asset- or mortgage-backed securities issued by the trust. The trusts’ activities are generally limited to acquiring the assets, issuing asset-or mortgage-backed securities, making payments on the securities, and periodically reporting to the investors. Due to the nature of the assets held by the trusts and the limited nature of each trust’s activities, most trusts are QSPEs in accordance with SFAS 140. In accordance with SFAS 140, assets and liabilities of the QSPEs are generally not consolidated in the Company’s Consolidated Balance Sheet.

As part of the Company’s securitization program, GMAC generally agrees to service the transferred assets for a fee and may earn other related ongoing income. The Company also may retain a portion of senior and subordinated interests issued by the trusts; for transactions accounted for as sales, these interests are reported as investment securities in the Company’s Consolidated Balance Sheet and are disclosed in Note 6 to the Consolidated Financial Statements. Subordinate interests typically provide credit support to the more highly rated senior interests in a securitization transaction and may be subject to all or a portion of the first loss position related to the sold assets. The amount of the fees earned and the levels of retained interests that the Company maintains are disclosed in Note 8 to the Consolidated Financial Statements. The Company also purchases derivative financial instruments in order to facilitate securitization activities, as further described in Note 16 to the Consolidated Financial Statements.

In certain transactions limited recourse provisions exist that allow holders of the asset- or mortgage-backed securities to put those securities back to the Company. The Company’s exposure related to the securitization trusts is generally limited to cash reserves held for the benefit of investors in the trusts’, retained interests and certain purchase obligations. The trusts have a limited life and generally terminate upon final distribution of amounts owed to investors or upon exercise by GMAC, as servicer, of its cleanup call option when the servicing of the sold contracts becomes burdensome. In addition, the trusts do not invest in the equity of GMAC or any of its affiliates.

The Company’s tax-exempt related securitizations include the tender option bond (TOB) and tax exempt conduit (TEC) programs. Under the TOB program, the Company acquires long-term, tax-exempt, fixed rate municipal bonds (generally AAA and AA-rated), deposits them into a QSPE (TOB Trust), securitizes them with a tender option (also known as a put option), and resells the newly created short-term, tax-exempt notes to third-party investors. The tender option allows the holder of the short-term notes to put back its interest to the liquidity bank or remarketing agent for cash at any time. The Company’s retained interests reflect the difference between the interest on the fixed rate bond and the rate required to market the short-term notes. The Company is not obligated to repurchase or redeem the short-term notes before maturity. However, should the remarketing agent be unable to remarket the short-term notes, the Trustee would liquidate the TOB Trust assets, which could result in losses to the Company.

Under its TEC program, the Company acquires long-term, tax-exempt or taxable, fixed and floating rate bonds, deposits them into a QSPE (TEC Trust), securitizes them with a put option, bundles them with a credit enhancement and a liquidity guarantee, and then finances the newly created short-term taxable fixed rate or tax-exempt variable rate certificates with third party investors. The put option allows the holders of the tax-exempt variable rate certificates to put back their interest to the liquidity provider for cash upon failed remarketing. The Company retains the difference between the interest on the underlying bonds deposited into each TEC Trust and the rate paid on the certificates issued by the TEC Trust. The Company is not obligated to repurchase or redeem the tax-exempt variable rate certificates before maturity. However, should the remarketing agent be unable to remarket the tax-exempt variable rate certificates, the Trustee would liquidate the TEC Trust assets, which could result in losses to the Company.

The Company generally does not guarantee any securities issued by the trusts. However, the Company has guaranteed repayment of principal and interest associated with certain securitization transactions. Securities issued as a result of such securitization transactions were credit enhanced by an AAA-rated insurer and the Company has issued a guarantee to the insurer for a portion

Management’s Discussion and Analysis
General Motors Acceptance Corporation

of the guaranteed bonds. The Company generally has also retained an investment related to such securitizations that is subordinate to the guarantees. Guarantee losses would be incurred in the event that losses on the underlying collateral exceed the Company’s subordinated investment (see Note 24 to the Consolidated Financial Statements and the Guarantees section in this MD&A for further information). Expiration dates range from 2005 through the expected life of the asset pool.

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

Certain of the Company’s securitization transactions, while similar in legal structure to the transactions described above (i.e., the assets are legally sold to a bankruptcy-remote subsidiary), do not meet the isolation and control criteria of SFAS 140 and are therefore accounted for as secured financings. As secured financings, the underlying automotive finance retail contracts or mortgage loans remain on the balance sheet with the corresponding obligation (consisting of the debt securities issued) reflected as debt. The Company recognizes income on the finance receivables and loans and interest expense on the securities issued in the securitization and provides for credit losses as incurred over the life of the securitization. Approximately $78.0 billion and $61.6 billion of finance receivables, automotive leases and loans were related to secured financings at December 31, 2004 and 2003, respectively. Refer to Note 13 to the Consolidated Financial Statements for further discussion.

Other Off-Balance Sheet Activities

The Company also uses other off-balance sheet entities for operational and liquidity purposes, which are in addition to the securitization activities that are part of the transfer and servicing of financial assets under SFAS 140 (as described above). The purposes and activities of these entities vary, with some entities classified as QSPEs under SFAS 140 and others, whose activities are not sufficiently limited to meet the QSPE criteria of SFAS 140, are considered to be VIEs and accounted for in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R).

The Company may also act as a counterparty in derivative financial instruments with these entities to facilitate transactions. Although representing effective risk management techniques, these derivative financial instrument positions do not qualify for hedge accounting treatment as the assets or liabilities that are economically hedged are carried off-balance sheet. As such, these derivative financial instruments are reported in the Company’s Consolidated Balance Sheet at fair value, with valuation adjustments reflected in the Consolidated Statement of Income on a current period basis and are disclosed in Note 16 of the Consolidated Financial Statements. Included in the Company’s derivative financial instrument positions are credit basis swaps held by third-party banks covering $183 million and $1.7 billion in mortgage loans at December 31, 2004 and 2003, respectively.

GMAC does not guarantee debt issued in connection with any of its off-balance sheet facilities, nor guarantees the liquidity support (to the extent applicable) that is provided by third-party banks. Further, there are limited recourse provisions that would permit holders to put debt obligations back to GMAC. In the event that liquidity banks fail to renew their commitment (which commitments may be subject to periodic renewal) and GMAC is unable to find replacement liquidity support or alternative financing, the outstanding commercial paper would be paid with loans from participating banks, and proceeds from the underlying assets would be used to repay the banks. Finally, none of these entities related to its off-balance sheet facilities owns stock of GMAC or any of its affiliates.

The Company’s more significant off-balance sheet entities are described as follows:

•	Mortgage warehouse funding — GMAC uses several off-balance sheet warehouse funding vehicles to accumulate both residential and commercial mortgage loans, or senior beneficial interests in mortgage loans, pending permanent sale or securitization. Net assets in these facilities totaled $292 million and $5.6 billion at December 31, 2004 and 2003, respectively. This decline reflects primarily the replacement of off-balance sheet facilities with consolidated on-balance sheet funding facilities. In addition, the decrease is reflective of the Company’s accounting treatment for certain mortgage transfers effective September 30, 2004. Refer to Note 1 to the Consolidated Financial Statements for further information. Funding for the assets is provided through the issuance of commercial paper by a GMAC- or bank-sponsored entity or by third-party financing. Under these facilities, funding is at the discretion of the sponsoring bank or third-party. Failure of the committed facility providers to renew the commitments (which commitments may be subject to periodic renewal), or of the uncommitted facility providers to continue accepting loans, would require GMAC to find alternative financing sources for these assets. Refer to Note 22 of the Consolidated Financial Statements for additional discussion of mortgage warehouse funding activities.

•	Other mortgage funding — GMAC also uses off-balance sheet QSPEs and third-party facilities to finance mortgage-related

Management’s Discussion and Analysis
General Motors Acceptance Corporation

products, primarily defaulted government-insured or guaranteed mortgage loans and warehouse and construction loans. Net assets in these facilities totaled $3.5 billion and $7.6 billion at December 31, 2004 and 2003, respectively. The decrease from December 31, 2003 is reflective of the Company’s accounting treatment for certain mortgage transfers effective September 30, 2004. Refer to Note 1 to the Consolidated Financial Statements for further information. Funding for the assets is provided by either a GMAC- or bank-sponsored commercial paper conduit or by third-party financing. A number of these facilities aggregating $3.3 billion and $7.4 billion outstanding at December 31, 2004 and 2003, respectively, provide committed funding for the term of the facility agreement. Failure of the committed facility providers to renew the commitments or of the uncommitted facility providers to continue accepting loans, would require GMAC to find alternative financing sources for these assets.

•	Interests in real estate partnerships — The Company’s Mortgage operations syndicate investments in real estate partnerships to unaffiliated investors and, in certain partnerships, guarantee the timely payment of a specified return to those investors. Returns to investors in the partnerships syndicated by the Company are derived from tax credits and tax losses generated by underlying operating partnership entities that develop, own, and operate affordable housing properties throughout the United States. Syndicated tax credit partnerships that contain a guarantee are reflected in the Company’s financial statements under the financing method. In addition, the Company has variable interests in the underlying operating partnerships (primarily in the form of limited partnership interests) where GMAC is not the primary beneficiary of and, as a result, is not required to consolidate these entities under FIN 46R. Assets outstanding in these partnerships approximated $5.0 billion at December 31, 2004. GMAC’s exposure to loss at such time was $708 million, representing the amount payable to investors in the event of liquidation of the partnerships. The Company’s exposure to loss increases as unaffiliated investors fund additional guaranteed commitments with the Company. Considering such committed amounts, the Company’s exposure to loss in future periods is not expected to exceed $1.6 billion. Refer to Note 22 to the Consolidated Financial Statements for further discussion of interests in real estate partnerships.

•	New Center Asset Trust (NCAT) — NCAT is a QSPE that was established for the purpose of purchasing and holding privately issued asset-backed securities created in GMAC’s automotive finance asset securitization program, as previously described. NCAT funds the activity through the issuance of asset-backed commercial paper and equity certificates. NCAT acquires the asset-backed securities from special purpose trusts established by the Company’s limited purpose bankruptcy-remote subsidiaries. As of December 31, 2004, NCAT had $10.1 billion in asset-backed securities, which were supported by $9.7 billion in commercial paper and $0.6 billion in equity owned by investors not affiliated with the Company. The Company acts as administrator of NCAT to provide for the administration of the trust. NCAT maintains a $19.5 billion revolving credit agreement characterized as a liquidity and receivables purchase facility to support its issuance of commercial paper (see Note 13 to the Consolidated Financial Statements). The assets underlying the NCAT securities are retail finance receivables and wholesale loans that are securitized as a part of GMAC’s automotive finance funding strategies. As such, the $10.1 billion of NCAT securities outstanding at December 31, 2004 are considered in the non-mortgage securitization amounts presented in the table on page 39.

Purchase Obligations and Options

Certain of the structures related to securitization transactions and other off-balance activities contain provisions, which are standard in the securitization industry, where the Company may (or, in limited circumstances, is obligated to) purchase specific assets from the entities. The Company’s purchase obligations relating to off-balance sheet transactions are as follows:

•	Representations and warranties obligations — In connection with certain asset sales and securitization transactions, the Company typically delivers standard representations and warranties to the purchaser regarding the characteristics of the underlying transferred assets. These representations and warranties conform to specific guidelines, which are customary in securitization transactions. These clauses are intended to ensure that the terms and conditions of the sales contracts are met upon transfer of the assets. Prior to any sale or securitization transaction, the Company performs due diligence with respect to the assets to be included in the sale to ensure that they meet the purchaser’s requirements, as expressed in the representations and warranties. Due to these procedures, the Company believes that the potential for loss under these arrangements is remote. Accordingly, no liability is reflected in the Consolidated Balance Sheet related to these potential obligations. The maximum potential amount of future payments the Company could be required to make would be equal to the current balances of all assets subject to such securitization or sale activities. The Company does not monitor the total value of assets historically transferred to securitization vehicles or through other asset sales. Therefore, the Company is unable to develop an estimate of the maximum payout under these representations and warranties.

Representations and warranties made by the Company in off-balance sheet arrangements relate to the required characteristics of the receivables (e.g., contains customary and enforceable provisions, is secured by an enforceable lien, has an original term of no less than x months and no greater than y months, etc.) as of the initial sale date. Purchasers rely on these representations and warranties, which are common in the securitization industry, when purchasing the receivables. In

Management’s Discussion and Analysis
General Motors Acceptance Corporation

connection with mortgage assets, it is common industry practice to include assets in a sale of mortgage loans before the Company has physically received all of the original loan documentation from a closing agent, recording office, or third-party register. In these cases, the loan origination process is completed through the disbursement of cash and the settlement process with the consumer; however, all of the loan documentation may not have been received by the Company and, in some cases, delivered to custodians that hold them for investors. When the documentation process is not yet complete, a representation is given that documents will be delivered within a specified number of days after the initial sale date.

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

The Company purchased $564 million in mortgage assets and $1 million of automotive receivables under these provisions in 2004 and $2,098 million of mortgage assets and $25 million of automotive receivables under these provisions in 2003. The majority of purchases under representations and warranties occurring in 2004 and 2003 resulted from the inability to deliver underlying mortgage documents within a specified number of days after the initial sale date. The remaining purchases occurred due to a variety of non-conformities (typically related to clerical errors discovered after sale in the post-closing review).

•	Administrator or servicer actions — The Company, in its capacity as servicer, covenants in certain automotive securitization transaction documents that it will not amend or modify certain characteristics of any receivable after the initial sale date (e.g., amount financed, annual percentage rate, etc.). In addition, the Company is required to service sold receivables in the same manner in which it services owned receivables. In servicing its owned receivables, GMAC may make changes to the underlying contracts at the request of the borrower, for example, because of errors made in the origination process or in order to prevent imminent default as a result of temporary economic hardship (e.g., borrower requested deferrals or extensions). When the Company would otherwise modify an owned receivable in accordance with customary servicing practices, it is, therefore, required to modify a sold and serviced receivable, also in accordance with customary servicing procedures. If the modification is not otherwise permitted by the securitization transaction documents, the Company is required to purchase such serviced receivable that has been sold. The Company purchased $75 million and $146 million in automotive receivables under these provisions in 2004 and 2003, respectively.

•	Limited recourse obligations — Under certain commercial mortgage facilities, there are eligibility criteria relating to the post-sale delinquency status of an asset and the length of time permitted between the date of sale to the mortgage warehouse facility and the ultimate date of securitization. If these criteria are not met, the beneficial interest holder may have the option to put the affected assets back to a consolidated bankruptcy-remote affiliate of the Company, based on terms provided in the facilities’ legal documentation. The Company purchased $212 million and $755 million of commercial mortgage assets under these provisions in 2004 and 2003, respectively.

The Company’s purchase options relating to off-balance sheet transactions are as follows:

•	Asset performance conditional calls — In the Company’s mortgage off-balance sheet transactions, the Company typically retains the option (but not an obligation) to purchase specific assets that become delinquent beyond a specified period of time, as set forth in the transaction legal documents (typically 90 days). The Company reports affected assets when the purchase option becomes exercisable. Assets are purchased after the option becomes exercisable when it is in the best economic interest of the Company to do so. The Company purchased $137 million and $153 million of mortgage assets under these provisions in 2004 and 2003, respectively.

•	Third-party purchase calls — Unrelated third parties acquire mortgage assets through the exercise of third-party purchase call options. Prior to September 30, 2004, at the point when the third-party agreed to purchase affected assets, the Company recorded the assets in the Consolidated Balance Sheet and became obligated to exercise the call, deliver the mortgages to the purchaser and to deliver the purchasers’ funds for the benefit of holders of beneficial interests which were supported by the affected mortgage loans. Sale treatment was previously recognized under paragraph 9 of SFAS 140 for the transactions to which these calls apply. This third-party purchase call was exercised on approximately $30.3 billion and $65.1 billion of mortgage assets in 2004 and 2003, respectively. Effective September 30, 2004, the Company modified its accounting treatment for assets transferred subject to a third-party purchase call (refer to Note 1 to the Consolidated Financial Statements for further details).

•	Cleanup calls — In accordance with SFAS 140, the Company retains a cleanup call option in securitization transactions that allows the servicer to purchase the remaining transferred financial assets, once such assets or beneficial interests reach a minimal level and the cost of servicing those assets or beneficial interests become burdensome in relation to the

Management’s Discussion and Analysis
General Motors Acceptance Corporation

benefits of servicing (defined as a specified percentage of the original principal balance). The Company chooses to exercise cleanup calls when it is in the best economic interest of the Company to do so. The Company purchased $4.1 billion and $2.2 billion in assets under these cleanup call provisions in 2004 and in 2003, respectively. In connection with a bilateral agreement to terminate a particular facility, GMAC purchased $653 million in 2003 in accordance with the facility’s legal documentation.

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

Guarantees

GMAC has entered into arrangements that contingently require payments to non-consolidated third parties that are defined as guarantees. The primary categories of guarantees are summarized below with further qualitative and quantitative information in Note 24 to the Consolidated Financial Statements:

		Carrying
	Maximum	value of
December 31, 2004 (in millions)	liability	liability

Securitizations and sales	$6,305	$47
Construction lending	964	3
Standby letters of credit	316	2
Guarantees for repayment of third-party debt	212	3

•	Securitizations and sales — Under certain mortgage securitization and sales transactions, GMAC has agreed to guarantee specific amounts depending on the performance of the underlying assets. In particular these guarantees relate to particular commercial mortgage securitizations, agency loans sold with recourse, high loan-to-value securitizations, and sales of mortgage-related securities.

•	Construction lending — GMAC guarantees the repayment of principal and interest on certain construction loans and on long-term fixed rate agency loans.

•	Standby letters of credit — Letters of credit are issued by the Company’s Financing and Mortgage operations that represent irrevocable guarantees of payment of specified financial obligations of a client and which are generally collateralized by assets.

•	Guarantees for repayment of third-party debt — Under certain arrangements, the Company guarantees the repayment of third-party debt obligations in the case of default. Some of these guarantees are collateralized by letters of credit.

In addition to the above guarantees, GMAC has standard indemnification clauses in some of its funding arrangements that would require GMAC to pay lenders for increased costs due to certain changes in laws or regulations. Also, in connection with certain asset sales and securitization transactions, the Company typically delivers standard representations and warranties to the purchaser regarding the characteristics of the underlying assets. Furthermore, the Company’s Mortgage operations sponsor certain agents who originate mortgage loans under government programs and have guaranteed uninsured losses resulting from the actions of the agents. As the nature of these exposures is unpredictable and not probable, management is not able to estimate a liability for the guarantees in these arrangements.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Aggregate Contractual Obligations

The following table provides aggregated information about GMAC’s outstanding contractual obligations as of December 31, 2004 that are disclosed elsewhere in the Company’s Consolidated Financial Statements.

	Payments due by period

		Less than			More than
December 31 2004, (in millions)	Total	1 year	1-3 years	3-5 years	5 years

Description of obligation:
Debt
Unsecured (a)	$176,355	$62,502	$53,336	$19,759	$40,758
Secured	91,957	29,819	9,804	1,272	51,062
Mortgage purchase and sale commitments	25,688	23,061	2,376	186	65
Lending commitments	24,942	16,468	2,974	999	4,501
Commitments to remit excess cash flows on certain loan portfolios	4,335	—	—	—	4,335
Commitments to sell retail automotive receivables	2,000	2,000	—	—	—
Lease commitments	786	195	288	156	147
Commitments to provide capital to equity method investees	343	11	4	101	227
Purchase obligations	319	203	94	21	1

Total	$326,725	$134,259	$68,876	$22,494	$101,096

(a)	Amount reflects the remaining principal obligation and excludes fair value adjustment of $1,274 and unamortized discount of $626.

The above table does not include the Company’s reserves for insurance losses and loss adjustment expenses, which total $2.5 billion as of December 31, 2004. While payments due on insurance losses are considered contractual obligations because they relate to insurance policies issued by the Company, the ultimate amount to be paid for an insurance loss is an estimate, subject to significant uncertainty. Furthermore, the timing on payment is also uncertain, however, the majority of the balance is expected to be paid out in less than five years.

In addition, the following provides a description of the items in the above table.

•	Debt — Amounts represent the scheduled maturity of debt at December 31, 2004, assuming that no early redemptions occur. For debt issuances without a stated maturity date (i.e., Demand Notes) the maturity is assumed to occur within one year. The maturity of secured debt may vary based on the payment activity of the related secured assets. The amounts presented above are before the effect of any unamortized discount or fair value adjustment. Refer to Note 13 to the Consolidated Financial Statements for additional information on the Company’s debt obligations.

•	Mortgage purchase and sale commitments — As part of the Company’s Mortgage operations, GMAC enters into commitments to originate, purchase, and sell mortgages and mortgage-backed securities. Refer to Note 24 to the Consolidated Financial Statements for additional information on the Company’s mortgage purchase and sale commitments.

•	Lending commitments — Both the Financing and Mortgage operations have outstanding revolving lending commitments with customers. The amounts in the above table represent the unused portion of those commitments, as of December 31, 2004, that the customers may draw upon in accordance with the lending arrangement. Refer to Note 24 to the Consolidated Financial Statements for additional information on the Company’s lending commitments.

•	Commitments to remit excess cash flows on certain loan portfolios — GMAC is committed to remitting, under certain shared execution arrangements, cash flows that exceed a required rate of return less credit loss reimbursements. This commitment is accounted for as a derivative. Refer to Note 24 to the Consolidated Financial Statements for additional information on the Company’s commitments to remit excess cash flows on certain loan portfolios.

•	Commitments to sell retail automotive receivables — GMAC has entered into agreements with third-party banks to sell automotive retail receivables in which GMAC transfers all credit risk to the purchaser (retail automotive portfolio sales transactions). Refer to Note 24 to the Consolidated Financial Statements for additional information on the Company’s commitment to sell retail automotive receivables.

•	Lease commitments — GMAC has obligations under various operating lease arrangements (primarily for real property) with noncancelable lease terms that expire after December 31, 2004. Refer to Note 24 to the Consolidated Financial Statements for additional information on the Company’s lease commitments.

•	Commitments to provide capital to equity method investees — As part of arrangements with specific private equity funds, GMAC is obligated to provide capital to equity method investees. Refer to Note 24 to the Consolidated Financial

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Statements for additional information on the Company’s commitments to provide capital to equity method investees.

•	Purchase obligations — GMAC enters into multiple contractual arrangements for various services. The amounts represent fixed payment obligations under the Company’s most significant contracts and primarily relate to contracts with information technology providers. Refer to Note 24 to the Consolidated Financial Statements for additional information on the Company’s purchase obligations.

Market Risk

The Company’s financing, mortgage, and insurance activities give rise to market risk, representing the potential loss in the fair value of assets or liabilities caused by movements in market variables, such as interest rates, foreign exchange rates, and equity prices. GMAC is primarily exposed to interest rate risk arising from changes in interest rates related to its financing, investing, and cash management activities. More specifically, GMAC has entered into contracts to provide financing, to retain mortgage servicing rights, and to retain various assets related to securitization activities all of which are exposed, in varying degrees, to changes in value due to movements in interest rates. Interest rate risk arises from the mismatch between assets and the related liabilities used for funding. GMAC enters into various financial instruments, including derivatives, to maintain the desired level of exposure to the risk of interest rate fluctuations.

GMAC is exposed to foreign currency risk arising from the possibility that fluctuations in foreign exchange rates will impact future earnings or asset and liability values related to the Company’s global operations. GMAC’s most significant foreign currency exposures relate to the Euro, the Canadian dollar, the British pound sterling, and the Australian dollar.

GMAC is also exposed to price risk, primarily in its Insurance operations, which invests in equity securities that are subject to price risk influenced by capital market movements.

While the diversity of the Company’s activities from its complementary lines of business naturally mitigates market risk, GMAC also actively manages this risk. GMAC maintains risk management control systems to monitor interest rate, foreign currency exchange rate, and equity price risks and related hedge positions. Positions are monitored using a variety of analytical techniques including market value, sensitivity analysis, and value at risk models.

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

GMAC measures VaR using a 95% confidence interval and an assumed one month holding period, meaning that the Company would expect to incur changes in fair value greater than those predicted by VaR in only one out of every 20 months. Currently, the Company’s VaR measurements do not include all of GMAC’s market risk sensitive positions. The VaR estimates encompass the majority (approximately 90%) of the Company’s market risk sensitive positions which management believes are representative of all positions. The following table represents the maximum, average, and minimum potential VaR losses measured for the years indicated.

Year ended December 31, (in millions)	2004	2003

Value at Risk
Maximum	$276	$323
Average	166	234
Minimum	122	173

While no single risk statistic can reflect all aspects of market risk, the VaR measurements provide an overview of the Company’s exposure to changes in market influences. Less than 2% of GMAC’s assets are accounted for as trading activities (i.e., those in which changes in fair value directly affect earnings). As such, the Company’s VaR measurements are not indicative of the impact to current period earnings caused by potential market movements. The actual earnings impact would differ as the accounting for the Company’s financial instruments is a combination of historical cost, lower of cost or market, and fair value (as further described in the accounting policies in Note 1 to the Consolidated Financial Statements).

Sensitivity Analysis

While VaR reflects the risk of loss due to unlikely events in a normal market, sensitivity analysis captures the Company’s exposure to isolated hypothetical movements in specific market rates. The following analyses are based on sensitivity analyses

Management’s Discussion and Analysis
General Motors Acceptance Corporation

performed assuming instantaneous, parallel shifts in market exchange rates, interest rate yield curves, and equity prices.

	2004		2003

	Non-		Non-
December 31, (in millions)	trading	Trading	trading	Trading

Financial instruments exposed to changes in:
Interest rates
Estimated fair value	$(32,025)	$3,545	$(30,676)	$4,142
10% adverse change in rates	(1,463)	(33)	(1,136)	(11)
Foreign exchange rates
Estimated fair value	$(10,213)	$577	$(5,131)	$291
10% adverse change in rates	(1,021)	(58)	(513)	(29)
Equity prices
Estimated fair value	$2,230	$—	$1,689	$—
10% decrease in prices	(222)	—	(169)	—

There are certain shortcomings inherent to the sensitivity analysis data presented. The models assume that interest rate and foreign exchange rate changes are instantaneous parallel shifts. In reality, changes are rarely instantaneous or parallel and therefore the sensitivities disclosed above may be overstated.

Because they do not represent financial instruments, the Company’s operating leases are not required to be included in the interest rate sensitivity analysis. This exclusion is significant to the overall analysis and any resulting conclusions. While the sensitivity analysis shows an estimated fair value change for the debt which funds GMAC’s operating lease portfolio, a corresponding change for GMAC’s operating lease portfolio (which had a carrying value of $27 billion and $24 billion at December 31, 2004 and 2003, respectively) was excluded from the above analysis. As a result, the overall impact to the estimated fair value of financial instruments from hypothetical changes in interest and foreign currency exchange rates is greater than GMAC would experience in the event of such market movements.

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

To monitor and control such risk, GMAC maintains a system of policies and a control framework designed to provide a sound and well-controlled operational environment. The goal is to maintain operational risk at appropriate levels in view of the Company’s financial strength, the characteristics of the businesses and the markets in which GMAC operates, and the related competitive and regulatory environment. While each operating unit is responsible for risk management, the Company supplements this decentralized model with a centralized enterprise risk management function. This risk management function is responsible for ensuring that each business unit has proper policies and procedures for managing risk and for identifying, measuring and monitoring risk across the GMAC enterprise. The Company utilizes an enterprise-wide control self-assessment process. The focus of the process has been to identify key risks specific to areas impacting financial reporting and disclosure controls and procedures.

Notwithstanding these risk and control initiatives, the Company may incur losses attributable to operational risks from time to time, and there can be no assurance that such losses will not be incurred in the future.

Accounting and Reporting Developments

FASB Interpretation No. 46R — In December 2003, the Financial Accounting Standard Board (FASB) released a revision to Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R) to clarify some of the provisions of the original interpretation (FIN 46) and to exempt certain entities from its requirements. FIN 46R provides special effective date provisions to enterprises that fully or partially applied FIN 46 prior to the issuance of the revised interpretation. In particular, entities that had already adopted FIN 46 were not required to adopt FIN 46R until the quarterly reporting period ended March 31, 2004. Since GMAC adopted FIN 46 effective July 1, 2003, the Company adopted FIN 46R for the period ended March 31, 2004. Among other matters, FIN 46R changed the primary beneficiary analysis of variable interest entities as it relates to fees paid to decision makers. However, these changes did not impact the conclusions of the Company’s primary beneficiary analysis previously reached under FIN 46 and, as such, the adoption of FIN 46R did not impact the Company’s financial condition or results of operations.

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

Management’s Discussion and Analysis
General Motors Acceptance Corporation

referred to as interest rate lock commitments, or IRLCs) that are entered into after March 31, 2004. SAB 105 provides specific guidance on the measurement of loan commitments accounted for at fair value, specifying that fair value measurement exclude any expected future cash flows related to the customer relationship or loan servicing.

Prior to April 1, 2004, upon entering into the commitment, GMAC recognized loan commitments at fair value based on expected future gain on sale, including an estimate of the future MSRs. For certain products, the future gain on sale (exclusive of MSR value) was known based on transparent pricing in an active secondary market and was included in current period earnings. Any additional value associated with the loan commitments (including the future value of the MSR) was deferred and recognized in earnings at the time of the sale (or securitization) of the loan. As a result of SAB 105, effective April 1, 2004, GMAC no longer recognizes the value of the commitment at the time of the rate locks. However, subsequent changes in value from the time of the lock are recognized as assets or liabilities, with a corresponding adjustment to current period earnings, but exclude any future MSR value. Upon sale of the loan, the initial estimated value associated with the rate lock, along with the MSR, is recognized as part of the gain on sale (or securitization). The impact of adopting the provisions of SAB 105 resulted in a deferral in the timing of recognizing the value of certain loan commitments, but did not have a material impact on the Company’s financial condition or results of operations.

Statement of Position 03-3 — In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), that addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the accretable yield to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (expected at acquisition to be collected) over the investor’s initial investment in the loan and it prohibits “carrying over” or creating a valuation allowance for the excess of contractual cash flows over cash flows expected to be collected in the initial accounting of a loan acquired in a transfer. SOP 03-3 and the required disclosures are effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption of SOP 03-3 is not expected to have a material impact on the Company’s financial condition or results of operations.

EITF 03-1 — In March 2004, the Emerging Issues Task Force released Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is other than temporarily impaired and applies to investments classified as either available for sale or held to maturity under SFAS 115 (including individual securities and investments in mutual funds), and investments accounted for under the cost method. In addition, EITF 03-1 contains disclosure requirements for impairments that have not been recognized as other than temporary. In September 2004, the FASB voted to delay the effective date of the recognition and measurement provisions related to determining other than temporary impairment on available for sale securities. The effective dates for the disclosure requirements varied depending on the type of investment being considered, however, all disclosure requirements are now effective. Management is monitoring the ongoing discussions by the FASB related to this issue in order to assess the potential impact of this guidance on the consolidated financial statements of the Company.

Consolidated Operating Results

Comparison of 2004 to 2003

The following section provides a discussion of GMAC’s consolidated results of operations as displayed in the Consolidated Statement of Income presented on page 55. A further discussion of the operating results can be found within the foregoing individual business segment sections of this MD&A.

Revenues

Total revenue increased by 11% or $2,071 million to $20,331 million in 2004. The majority of the increase in revenue ($1,821 million) occurred at the Company’s Mortgage operations due to the continued use of secured financing structures for consumer mortgage loans, which has resulted in increased consumer finance receivables. The increase in commercial revenue was primarily the result of both higher earning rates caused by the overall increase in market rates in 2004 and higher wholesale receivable balances (which are primarily floating rate), as a result of increases in dealer inventories.

Interest and discount expense increased, consistent with the increase in secured debt collateralized by mortgage loans, but also the result of continued increases in the Company’s cost of borrowings due to declines in the Company’s credit ratings, as well as an overall increase in market interest rates during the year. The provision for credit losses was favorably impacted by lower credit loss provisions at the Company’s Financing operations, but negatively impacted by an increase in loss provisions in the Company’s mortgage loan portfolio due to the growth in on-balance sheet consumer mortgage loans, resulting in a net $223 million increase in 2004 as compared to 2003.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The 11% increase in insurance premiums and service revenue earned in 2004 was due primarily to volume and rate increases at the Company’s Insurance operations. Mortgage banking income decreased by $563 million in 2004. The decrease in mortgage banking income was the result of decreased loan production, which resulted in decreases in gains from the sales of loans, mitigated by a decline in amortization and impairment of mortgage servicing rights due to the favorable impact of the increase in market interest rates.

The increase in investment income in 2004 was due primarily to increases in investment income in the Company’s Insurance operations investment portfolio. Net capital gains on the portfolio were recognized in 2004, as compared to net capital losses (as the result of the recognition of other than temporary impairments) recognized in 2003. Additional increases in investment income were due to increases in the value of mortgage-related residual interests due to lower prepayments as a result of interest rate increases.

Other income increased by $379 million during the year to $3,508 million and included the following significant items, contributing to the net change:

•	Increased amount of interest earned on cash and cash equivalents, resulting from an increase in the balance of cash and the overall increase in market interest rates during the year.

•	Increased revenue from the International automotive full service leasing business.

•	A reduction in the unfavorable impact of market adjustments on the Company’s non-hedge derivative financial instrument positions.

•	Increased real estate service fees within the Company’s Mortgage operations as a result of continued growth in that portion of the business.

Expenses

Compensation and benefits expense in 2004 was consistent with 2003 levels, increasing by $78 million or 3%. The $83 million increase in insurance losses and loss adjustment expenses was consistent with the higher written premium and service revenue volumes experienced at the Insurance operations in 2004. Depreciation expense on operating lease assets was comparable to 2003, consistent with stable operating lease asset levels.

Other operating expenses increased by $140 million in 2004 as compared to 2003 as a result of increased shared advertising and marketing expenses with GM, mitigated by the favorable impact of higher remarketing gains on the disposal of off-lease vehicles. The Company’s effective tax rate was 33.0% in 2004, which was lower than the 36.3% rate experienced in 2003. During the year, the Company benefited from several favorable tax items within the Company’s Financing operations, including favorable tax settlements with various authorities and reduced reserve requirements.

Comparison of 2003 to 2002

Revenues

Total revenue increased by 14% or $2,271 million to $18,260 million in 2003. The majority of the increase in revenue ($1,485 million) occurred at the Company’s Mortgage operations due to the increased use of secured financing structures for consumer mortgage loans. Additional revenue increases were the result of asset growth in GMAC’s retail automotive portfolio as the Company experienced strong financing volume largely due to GM’s continued use of special rate financing programs. Additionally, operating lease revenue increased due to an increase in the Company’s operating lease asset portfolio. The decrease in commercial revenue was caused by a reduction in earning rates on commercial assets (which are primarily floating rate).

Consistent with the increase in debt to fund the growth in assets, interest and discount expense in 2003 increased by $730 million or 11% as compared to 2002. Somewhat mitigating the effect of asset growth on interest and discount expense was a continued decline in market interest rates in 2003. The provision for credit losses decreased by $432 million in 2003 due to a combination of lower loss provisions in the commercial financing portfolio and slower asset growth in the retail automotive portfolio in 2003 as compared to 2002. Increases in loss provisions occurred in the Company’s Mortgage operations due to the growth in on-balance sheet consumer mortgage loans.

A combination of volume and rate increases in the Company’s Insurance operations resulted in a $500 million increase in insurance premiums and service revenue earned in 2003. Mortgage banking income increased by $875 million to $2,663 million in 2003. The increase in mortgage banking income was the result of increased loan production and higher pricing margins, which resulted in increases in gains from the sales of loans, mortgage processing fees and other mortgage income.

The $107 million increase in investment income was attributable to fewer net capital losses and other than temporary impairments in the Insurance operation’s investment portfolio in 2003 as compared to 2002, partially offset by a decline in gains on investment securities used to manage risk associated with mortgage servicing rights.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Other income decreased by $402 million during the year to $3,129 million and included the following significant items, contributing to the net change:

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

Expenses

Compensation and benefits expense was $2,838 million in 2003 as compared to $2,474 million in 2002. Of this $364 million increase, $270 million was attributable to the Company’s Mortgage operations, which was caused by the record production volumes experienced in 2003. The $261 million increase in insurance losses and loss adjustment expenses was consistent with the higher written premium and service revenue volumes experienced at the Insurance operations in 2003.

Other operating expense increased by 13% to $4,065 million in 2003 largely due to a growth in operating costs associated with the increased loan production in the Company’s Mortgage operations. Operating expenses were also impacted in 2003 by increases in insurance commission expense caused by a change, beginning in 2002, in the underwriting of vehicle service contracts, whereby a wholly owned non-insurance company within GMAC’s Insurance operations became the obligor. In addition, a decline in gains on the disposal of remarketed vehicles and the continued growth of GMAC’s full servicing leasing business also contributed to the increase in consolidated operating expenses. The Company’s effective tax rate was 36.3% in 2003, which was consistent with the 36.4% rate experienced in 2002.

Statement of Responsibility for Preparation
of Financial Statements
General Motors Acceptance Corporation

The Consolidated Financial Statements, Financial Highlights and Management’s Discussion and Analysis of Financial Condition and Results of Operations of General Motors Acceptance Corporation and subsidiaries (GMAC) were prepared by management, who is responsible for their integrity and objectivity. Where applicable, this financial information has been prepared in conformity with the Securities Exchange Act of 1934, as amended, and accounting principles generally accepted in the United States of America. The preparation of this financial information requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. The critical accounting estimates that may involve a higher degree of judgment and complexity are included in Management’s Discussion and Analysis.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements of GMAC; and their report is included herein. The audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The General Motors Board of Directors, through its Audit Committee (composed entirely of independent directors), is responsible for overseeing management’s fulfillment of its responsibilities in the preparation of the consolidated financial statements. The GM Audit Committee annually recommends to the Board of Directors the selection of independent auditors in advance of General Motor’s Annual Meeting of Stockholders and submits the selection for ratification at the Meeting. In addition, the GM Audit Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the internal auditors meet regularly (separately and jointly) with the GM Audit Committee to review the activities of each, and to ensure that each is properly discharging its responsibilities. To reinforce complete independence, Deloitte & Touche LLP has full and free access to meet with the GM Audit Committee without management representatives present, to discuss the results of the audit, the adequacy of internal control, and the quality of financial reporting. Certain aspects of these responsibilities are delegated to GMAC’s Audit Committee, comprised of General Motor’s Chief Financial Officer, Treasurer and President of GM Asset Management.

/s/ ERIC A. FELDSTEIN	/s/ SANJIV KHATTRI

Eric A. Feldstein Chairman March 14, 2005	Sanjiv Khattri Executive Vice President and Chief Financial Officer March 14, 2005

Management’s Report on Internal Control over
Financial Reporting
General Motors Acceptance Corporation

General Motors Acceptance Corporation’s management is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

Management conducted, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that as of December 31, 2004, GMAC’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on their assessment, management determined that there were no material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

/s/ ERIC A. FELDSTEIN	/s/ SANJIV KHATTRI

Eric A. Feldstein Chairman March 14, 2005	Sanjiv Khattri Executive Vice President and Chief Financial Officer March 14, 2005

Report of Independent Registered Public Accounting Firm

General Motors Acceptance Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that General Motors Acceptance Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedure that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statement in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of General Motors Acceptance Corporation and subsidiaries as of and for the year ended December 31, 2004. Our report, dated March 14, 2005, expressed an unqualified opinion on those financial statements.

Detroit, Michigan
March 14, 2005

Report of Independent Registered Public Accounting Firm

General Motors Acceptance Corporation:

We have audited the accompanying Consolidated Balance Sheet of General Motors Acceptance Corporation and subsidiaries as of December 31, 2004 and 2003, and the related Consolidated Statements of Income, Changes in Stockholder’s Equity and Cash Flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Motors Acceptance Corporation and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2003, General Motors Acceptance Corporation and subsidiaries began consolidating certain variable interest entities to conform to Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Detroit, Michigan

March 14, 2005

Consolidated Statement of Income
General Motors Acceptance Corporation

Year ended December 31, (in millions)	2004	2003	2002

Revenue
Consumer	$10,117	$8,479	$6,808
Commercial	2,177	1,950	2,059
Loans held for sale	1,269	1,024	843
Operating leases	6,768	6,807	6,279

Total revenue	20,331	18,260	15,989
Interest and discount expense	9,535	7,564	6,834

Net revenue before provision for credit losses	10,796	10,696	9,155
Provision for credit losses	1,944	1,721	2,153

Net revenue	8,852	8,975	7,002
Insurance premiums and service revenue earned	3,528	3,178	2,678
Mortgage banking income	2,100	2,663	1,788
Investment income	845	631	524
Other income	3,508	3,129	3,531

Total net revenue	18,833	18,576	15,523
Expense
Depreciation expense on operating lease assets	4,994	5,001	4,470
Compensation and benefits expense	2,916	2,838	2,474
Insurance losses and loss adjustment expenses	2,371	2,288	2,027
Other operating expenses	4,205	4,065	3,611

Total noninterest expense	14,486	14,192	12,582
Income before income tax expense	4,347	4,384	2,941
Income tax expense	1,434	1,591	1,071

Net income	$2,913	$2,793	$1,870

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet
General Motors Acceptance Corporation

December 31, (in millions)	2004	2003

Assets
Cash and cash equivalents	$22,718	$17,976
Investment securities	14,960	13,200
Loans held for sale	19,934	19,609
Finance receivables and loans, net of unearned income
Consumer	149,934	134,358
Commercial	53,210	43,046
Allowance for credit losses	(3,419)	(3,042)

Total finance receivables and loans, net	199,725	174,362
Investment in operating leases, net	26,580	24,368
Notes receivable from General Motors	4,921	3,151
Mortgage servicing rights, net	3,890	3,720
Premiums and other insurance receivables	1,763	1,960
Other assets	29,648	29,817

Total assets	$324,139	$288,163

Liabilities
Debt
Unsecured	$177,003	$169,839
Secured	91,957	69,023

Total debt	268,960	238,862
Interest payable	3,394	3,122
Unearned insurance premiums and service revenue	4,727	4,228
Reserves for insurance losses and loss adjustment expenses	2,505	2,340
Accrued expenses and other liabilities	18,382	15,725
Deferred income taxes	3,754	3,650

Total liabilities	301,722	267,927
Stockholder’s equity
Common stock, $.10 par value (10,000 shares authorized, 10 shares issued and outstanding) and paid-in capital	5,760	5,641
Retained earnings	15,491	14,078
Accumulated other comprehensive income	1,166	517

Total stockholder’s equity	22,417	20,236

Total liabilities and stockholder’s equity	$324,139	$288,163

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Stockholder’s Equity
General Motors Acceptance Corporation

Year ended December 31, (in millions)	2004	2003	2002

Common stock and paid-in capital
Balance at beginning of year	$5,641	$5,641	$5,641
Increase in paid-in capital	119	—	—

Balance at end of year	5,760	5,641	5,641

Retained earnings
Balance at beginning of year	14,078	12,285	10,815
Net income	2,913	2,793	1,870
Dividends paid	(1,500)	(1,000)	(400)

Balance at end of year	15,491	14,078	12,285

Accumulated other comprehensive income (loss)
Balance at beginning of year	517	(95)	(322)
Other comprehensive income	649	612	227

Balance at end of year	1,166	517	(95)

Total stockholder’s equity
Balance at beginning of year	20,236	17,831	16,134
Increase in paid-in capital	119	—	—
Net income	2,913	2,793	1,870
Dividends paid	(1,500)	(1,000)	(400)
Other comprehensive income	649	612	227

Total stockholder’s equity at end of year	$22,417	$20,236	$17,831

Comprehensive income
Net income	$2,913	$2,793	$1,870
Other comprehensive income	649	612	227

Comprehensive income	$3,562	$3,405	$2,097

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
General Motors Acceptance Corporation

Year ended December 31, (in millions)	2004	2003	2002

Operating activities
Net income	$2,913	$2,793	$1,870
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	5,316	5,302	4,842
Amortization and valuation adjustments of mortgage servicing rights	1,384	1,602	3,871
Provision for credit losses	1,944	1,721	2,152
Net gains on sales of finance receivables and loans	(31)	(88)	(239)
Net (gains) losses on investment securities	(52)	71	(74)
Net change in:
Trading securities	597	236	(656)
Loans held for sale	445	456	(4,715)
Deferred income taxes	(118)	(463)	(454)
Interest payable	311	358	318
Other assets	2,339	(741)	(2,383)
Other liabilities	(2,801)	(790)	(429)
Other, net	1,011	1,040	3,297

Net cash provided by operating activities	13,258	11,497	7,400

Investing activities
Purchases of available for sale securities	(12,783)	(15,529)	(36,392)
Proceeds from sales of available for sale securities	3,276	7,615	12,790
Proceeds from maturities of available for sale securities	7,250	9,413	21,222
Net maturities of held to maturity securities	111	25	64
Net increase in finance receivables and loans	(127,264)	(149,487)	(142,927)
Proceeds from sales of finance receivables and loans	108,147	107,505	117,276
Purchases of operating lease assets	(14,324)	(11,033)	(16,071)
Disposals of operating lease assets	7,770	9,280	12,639
Change in notes receivable from General Motors	(1,635)	299	1,251
Purchases and originations of mortgage servicing rights, net	(1,554)	(2,557)	(1,711)
Acquisitions of subsidiaries, net of cash acquired	9	(144)	(182)
Other, net	(170)	(1,918)	(1,411)

Net cash used in investing activities	(31,167)	(46,531)	(33,452)

Financing activities
Net change in short-term debt	4,123	658	1,483
Proceeds from issuance of long-term debt	72,753	82,606	46,848
Repayments of long-term debt	(57,743)	(38,944)	(24,220)
Other financing activities	4,723	1,319	333
Dividends paid	(1,500)	(1,000)	(400)

Net cash provided by financing activities	22,356	44,639	24,044

Effect of exchange rate changes on cash and cash equivalents	295	268	10

Net increase (decrease) in cash and cash equivalents	4,742	9,873	(1,998)
Cash and cash equivalents at beginning of year	17,976	8,103	10,101

Cash and cash equivalents at end of year	$22,718	$17,976	$8,103

Supplemental disclosures
Cash paid for:
Interest	$8,887	$6,965	$6,333
Income taxes	2,003	3,479	455
Non-cash items:
Finance receivables and loans held for sale (a)	6,849	3,487	—
Increase in paid-in capital (b)	119	—	—

(a)	Represents the consolidation of certain assets related to an accounting change under SFAS 140 (refer to Note 1 of the Consolidated Financial Statements) and the adoption of FIN 46 in 2003; there was a corresponding increase in secured debt.
(b)	Represents the consolidation of Banco GM under FIN 46R beginning January 1, 2004. In the fourth quarter, GMAC purchased Banco GM (refer to Note 19 of the Consolidated Financial Statements).

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

1	Significant Accounting Policies

General Motors Acceptance Corporation (GMAC or the Company), a wholly owned subsidiary of General Motors Corporation (General Motors or GM), was incorporated in 1997 under the Delaware General Corporation Law. On January 1, 1998, the Company merged with its predecessor, which was originally incorporated in New York in 1919. The Company is a financial services organization providing a diverse range of services to a global customer base.

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after eliminating all significant intercompany balances and transactions. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (GAAP) and prevailing industry practices. Certain amounts in prior periods have been reclassified to conform to the current period’s presentation. The most significant reclassification relates to depreciation expense on operating lease assets, which was previously netted against operating lease revenue and now is reflected as a separate component of noninterest expense.

The Company operates its international subsidiaries in a similar manner as in the United States of America (U.S.), subject to local laws or other circumstances that may cause it to modify its procedures accordingly. The financial statements of subsidiaries outside the United States generally are measured using the local currency as the functional currency. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the reporting period. The resulting translation adjustments are recorded as other comprehensive income, a component of shareholder’s equity.

Effective September 30, 2004, as a result of reconsidering particular transaction provisions, GMAC began to include in the Consolidated Balance Sheet the transfer of certain mortgage assets that historically had been recognized inappropriately as sales in order to reflect the transactions as secured borrowings under Statement of Financial Accounting Standards 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). As of September 30, 2004, the impact resulted in a $6.8 billion increase in assets ($3.3 billion in loans held for sale and $3.5 billion in commercial finance receivables) with a corresponding increase in secured debt. Historically, these assets (and related obligations) were included in the Company’s off-balance sheet disclosures as mortgage warehouse and other mortgage funding facilities. This change did not have a material impact on the Company’s annual results of operations or cash flows for all periods presented.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. In developing the estimates and assumptions, management uses all available evidence. However, because of uncertainties associated with estimating the amounts, timing, and likelihood of possible outcomes, actual results could differ from estimates.

Cash Equivalents

Cash equivalents are generally defined as short-term, highly liquid investments with original maturities of 90 days or less. Certain securities with original maturities less than 90 days that are held as a portion of longer term investment portfolios, primarily relating to GMAC Insurance Holdings, Inc. (GMAC Insurance), are classified as investments.

Investment Securities

The Company’s portfolio of investment securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts and other investments. Investment securities are classified based on management’s intent. The Company’s trading securities primarily consist of interests (both retained and purchased) in certain securitizations. The retained interests are carried at fair value with changes in fair value recorded in current period earnings. Debt securities which management has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other investment securities are classified as available for sale and carried at fair value, with unrealized gains and losses (excluding other than temporary impairments) included in other comprehensive income, a component of shareholder’s equity, on an after-tax basis. Investments classified as available for sale or held to maturity are considered to be impaired when a decline in fair value is judged to be other than temporary. The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the magnitude and duration of the decline in fair value; for equity and debt securities the financial health of and business outlook for the issuer; the performance of the underlying assets for interests in securitized assets; and the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded in investment income and a new cost basis in the investment is established. Realized gains and losses on investment securities are reported in investment income and are determined using the specific identification method.

Loans Held for Sale

Loans held for sale may include automotive, residential and commercial mortgage receivables and loans and are carried at the lower of aggregate cost or estimated fair value, or if qualifying for

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

hedge accounting pursuant to Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133) reported at fair value. Fair value is based on contractually established commitments from investors or is based on current investor yield requirements. Revenue recognition on consumer automotive finance receivables is suspended when finance receivables and loans are placed on nonaccrual status. Retail automotive receivables are placed on nonaccrual status when contractually delinquent for 120 days. Interest on residential and commercial mortgage loans held for sale is accrued until such loans become 60 days delinquent.

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

Impaired loans

Commercial loans are considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement and the recorded investment in the loan exceeds the fair value of the underlying collateral. GMAC recognizes income on impaired loans as discussed previously for nonaccrual loans. If the recorded investment in impaired loans exceeds the fair value, a valuation allowance is established as a component of the allowance for credit losses. In addition to commercial loans specifically identified for impairment, the Company has portfolios of smaller-balance homogeneous loans that are collectively evaluated for impairment, as discussed within the allowance for credit losses accounting policy.

Allowance for Credit Losses

The allowance for credit losses is management’s estimate of incurred losses in the lending portfolios. Portions of the allowance for credit losses are specified to cover the estimated losses on commercial loans specifically identified for impairment. The unspecified portion of the allowance for credit losses covers estimated losses on the homogeneous portfolios of finance receivables and loans collectively evaluated for impairment. Additions to the allowance for credit losses are made by charges to the provision for credit losses. Amounts determined to be uncollectible are charged against the allowance for credit losses. Additionally, losses arising from the sale of repossessed assets collateralizing automotive finance receivables and loans are charged to the allowance for credit losses. Recoveries of previously charged-off amounts are credited to the allowance for credit losses.

The Company performs periodic and systematic detailed reviews of its lending portfolios to identify inherent risks and to assess the overall collectibility of those portfolios. The allowance relates to portfolios collectively reviewed for impairment, generally consumer finance receivables and loans, and is based on aggregated portfolio evaluations by product type. Loss models are utilized for these portfolios which consider a variety of factors including, but not limited to, historical loss experience, current economic conditions, anticipated repossessions or foreclosures based on portfolio trends, delinquencies and credit scores, and expected loss factors by receivable and loan type. Loans in the commercial portfolios are generally reviewed on an individual loan basis and, if necessary, an allowance is established for individual loan impairment. Loans subject to individual reviews are analyzed based on factors including, but not limited to, historical loss experience, current economic conditions, collateral performance, and performance trends within specific geographic and portfolio segments, and any other pertinent information, which result in the estimation of specific allowances for credit losses. The allowance related to specifically identified impaired loans is established based on discounted expected cash flows, observable market prices, or for loans that are solely dependent on the collateral for repayment, the fair value of the collateral. The evaluation of these factors for both consumer and commercial finance receivables and loans involves complex, subjective judgments.

Securitizations and Other Off-balance Sheet Transactions

The Company securitizes, sells and services retail finance receivables, wholesale loans, commercial investment securities, and residential and commercial mortgage loans. Interests in the securitized and sold loans are generally retained in the form of interest-only strips, senior or subordinated interests, cash reserve accounts, and servicing rights. The Company’s retained interests are generally subordinate to investors’ interests. The investors and

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

the securitization trusts generally have no recourse to the Company’s other assets for failure of debtors to pay when due.

GMAC retains servicing responsibilities for all of its retail finance receivable and wholesale loan securitizations and for the majority of its residential and commercial mortgage loan securitizations. The Company may receive servicing fees based on the securitized loan balances and certain ancillary fees, all of which are recorded in other income for retail finance receivables and wholesale loans, and mortgage banking income for residential and commercial mortgage loans. The Company also retains the right to service the residential mortgage loans sold as a result of mortgage-backed security transactions with Ginnie Mae, Fannie Mae, and Freddie Mac and for the sale of automotive finance receivables. GMAC also serves as the collateral manager in the securitizations of commercial investment securities.

Gains or losses on securitizations and sales depend on the previous carrying amount of the assets involved in the transfer and are allocated between the assets sold and the retained interests based on relative fair values at the date of sale. Since quoted market prices are generally not available, GMAC estimates the fair value of retained interests by determining the present value of future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including credit losses, prepayment speeds, weighted average life and discount rates commensurate with the risks involved and, if applicable, interest or finance rates on variable and adjustable rate contracts. Credit loss assumptions are based upon historical experience, market information for similar investments, and the characteristics of individual receivables and loans underlying the securities. Prepayment speed estimates are determined utilizing data obtained from market participants, where available, or based on historical prepayment rates on similar assets. Discount rate assumptions are determined using data obtained from market participants, where available, or based on current relevant treasury rates plus a risk adjusted spread based on analysis of historical spreads on similar types of securities. Estimates of interest rates on variable and adjustable contracts are based on spreads over the applicable benchmark interest rate using market-based yield curves. Gains on securitizations and sales are reported in other income for retail finance receivables and wholesale loans, and mortgage banking income for residential and commercial mortgage loans. Retained interests are recorded at fair value with any declines in fair value below the carrying amount reflected in other comprehensive income, a component of shareholder’s equity, or in earnings, if declines are determined to be other than temporary or if the interests are classified as trading. Retained interest-only strips and senior and subordinated interests are generally included in available for sale investment securities, or in trading investment securities, depending on management’s intent at the time of securitization. Retained cash reserve accounts are included in other assets.

GMAC uses certain off-balance sheet warehouse structures as funding sources for commercial mortgage loans originated by the Company. The originated loans are first sold to either a bankruptcy-remote special purpose entity or a third-party bank, which then issues both senior and subordinated loan participations. The senior loan participations are purchased by a third-party bank or its commercial paper conduit, and the subordinate participation is purchased (or retained) by GMAC. The Company retains the associated subordinate loan participations within a bankruptcy-remote subsidiary. Subordinate loan participations are classified either as loans held for investment or loans held for sale. Loans held for sale are recorded at the lower of aggregated cost or fair value, in accordance with Statement of Financial Accounting Standards 65, Accounting for Certain Mortgage Banking Activities (SFAS 65). The amount by which the cost of such loans exceeds fair value is recorded as a valuation allowance, thereby reducing the carrying value of the loan. The determination of fair value is based on current market yield requirements, which consider the likelihood of default, and recent trading activity. The returns on these commercial mortgage assets have limited prepayment risk, either because the loans cannot be prepaid without penalty or because the expected returns assume the loans will be prepaid immediately upon the expiration of the penalty period, if limited. Securities that are either retained from securitizations or purchased for investment are classified as available for sale, trading, or held to maturity and are accounted for under Statement of Financial Accounting Standards 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), with consideration given to SFAS 140, which considers the prepayment risk, if any, associated with the investments. Interest-only strips are either purchased or retained, are classified as either available for sale or trading, and are accounted for in accordance with SFAS 115, with further guidance provided by SFAS 140, and Emerging Issues Task Force 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20), which considers the prepayment risk, if any, associated with the investments.

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

The Company has significant investments in the residual values of assets in its operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts and are initially recorded based on residual

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

values established at contract inception by using independently published residual value guides and estimates. Realization of the residual values is dependent on the Company’s future ability to market the vehicles under then prevailing market conditions. Over the life of the lease, GMAC evaluates the adequacy of its estimate of the residual value and may make adjustments to the extent the expected value of the vehicle (including support payments from GM) at lease termination changes. In addition to estimating the residual value at lease termination, the Company also evaluates the current value of the operating lease asset and tests for impairment, to the extent necessary, based on market considerations and portfolio characteristics. Impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying value of the asset. When a lease vehicle is returned to GMAC, the Company reclassifies the asset from investment in operating leases to other assets at the lower of cost or estimated fair value, less costs to sell.

Mortgage Servicing Rights

The Company capitalizes the value expected to be realized from performing specified residential and commercial mortgage servicing activities for others as mortgage servicing rights (MSRs). Such capitalized servicing rights are purchased or retained upon sale or securitization of mortgages. These rights are amortized in proportion to, and over the period of, the estimated future net servicing cash flow stream of the related mortgage loans. Pursuant to the Company’s risk management program, the majority of the MSRs are hedged to mitigate the effect of changes in MSRs fair value resulting from changes in interest rates. If the changes in the fair value of the hedged MSRs are highly correlated to changes in the fair value of the derivative financial instruments, the carrying values of hedged MSRs are adjusted for the change in fair value and the resultant gain or loss is recognized in earnings. MSRs that do not meet the criteria for hedge accounting treatment (as specified by SFAS 133) are carried at the lower of cost or fair value.

The Company evaluates mortgage servicing rights for impairment by stratifying its portfolio on the basis of the predominant risk characteristics (loan type and interest rate). To the extent that the carrying value of an individual stratum exceeds its fair value, the mortgage servicing rights asset is considered to be impaired. Impairment that is considered to be temporary is recognized through the establishment of (or an increase in) a valuation allowance, with a corresponding unfavorable effect on earnings. If it is later determined that all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced, with a favorable effect on earnings.

Each quarter, the Company evaluates its MSRs and considers the amount of valuation allowance unlikely to be recovered through future interest rate increases. To estimate this amount, the Company analyzes historical changes in mortgage and other market interest rates to determine the magnitude of interest rate and corresponding MSR value increases with only remote probability of occurring. To the extent recoverability is remote, both the gross MSR asset and the related valuation allowance are reduced by such amount, which is characterized as other than temporary impairment.

Since quoted market prices for MSRs are generally not available, GMAC estimates the fair value of MSRs by determining the present value of future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including expected cash flows, credit losses, prepayment speeds, and return requirements commensurate with the risks involved. Cash flow assumptions are based on the Company’s actual performance, and where possible, the reasonableness of assumptions is periodically validated through comparisons to other market participants. Credit loss assumptions are based upon historical experience and the characteristics of individual loans underlying the MSRs. Prepayment speed estimates are determined utilizing data obtained from market participants. Return requirement assumptions are determined using data obtained from market participants, where available, or based on current relevant interest rates, plus a risk adjusted spread. Since many factors can affect the estimate of the fair value of mortgage servicing rights, the Company regularly evaluates the major assumptions and modeling techniques used in its estimate and reviews such assumptions against market comparables, if available. Also, the Company closely monitors the actual performance of its MSRs by regularly comparing actual cash flow, credit and prepayment experience to modeled estimates. In addition to the use of derivative financial instruments, the Company periodically invests in available for sale securities (i.e., U.S. Treasury Securities) to mitigate the effect of changes in fair value from the interest rate risk inherent in the mortgage servicing rights.

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

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

Repossessed and Foreclosed Assets

Assets are classified as repossessed and foreclosed and included in other assets when physical possession of the collateral is taken, regardless of whether foreclosure proceedings have taken place. Repossessed and foreclosed assets are carried at the lower of the outstanding balance at the time of repossession or foreclosure, or fair value of the asset less estimated costs to sell. Losses on the revaluation of repossessed and foreclosed assets are charged to the allowance for credit losses at the time of repossession. Subsequent holding period losses and losses arising from the sale of repossessed assets collateralizing automotive finance receivables and loans are expensed as incurred.

Goodwill and Other Intangibles

Goodwill and other intangible assets, net of accumulated amortization, are reported in other assets. In accordance with Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is no longer amortized, but reviewed for impairment at least annually utilizing a two step process. The first step of the impairment test requires the Company to define the reporting units, which for GMAC represents the operating segments as disclosed in Note 23. Then, the fair value of each of these reporting units is compared to its carrying value. If the carrying value is higher than the fair value, there is an indication that impairment may exist; if the carrying value is less than the fair value, no impairment exists and the second step does not need to be completed. The fair value of the reporting units is determined based on various analyses, including discounted cash flow projections. The first step of the 2004 impairment test indicated no impairment exists, therefore the second step was not required. Other intangible assets, which include customer lists, trademarks, and other identifiable intangible assets, are amortized on a straight-line basis over an estimated useful life of 3 to 10 years.

Impairment of Long-Lived Assets

The carrying value of long-lived assets (including premises and equipment and investments in operating leases as well as certain identifiable intangibles) are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. In the 2004 review, no material impairment was recognized.

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

Deferred Policy Acquisition Costs

Commissions and other costs of acquiring insurance, and compensation paid to producers of extended service contracts that are primarily related to and vary with the production of business are deferred and recorded in other assets. These costs are subsequently amortized as a component of other operating expenses over the terms of the related policies and service contracts on the same basis as premiums and revenue are earned, except for direct response advertising costs which are amortized over a three year period, based on the anticipated future benefit.

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

Reserves for Insurance Losses and Loss Adjustment Expenses

Reserves for insurance losses and loss adjustment expenses are established for the Company’s liability for the unpaid cost of insured events that have occurred as of a point in time. More specifically, the reserves for insurance losses and loss adjustment expenses represent the accumulation of estimates for reported losses and a provision for losses incurred but not reported, including claims adjustment expenses, relating to direct insurance and assumed reinsurance agreements. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred and netted against insurance losses and loss adjustment expenses. Reserves are established for each business at the lowest meaningful level of homogeneous data based on actuarial analysis and volatility considerations. Since the reserves are based on estimates, the ultimate liability may be more or less than such reserves. Adjustments in such estimated reserves are included in the results of operations in the period in which the adjustments

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

are considered necessary. Such adjustments may be material to the results of the operations and financial condition and could occur in a future period.

Derivative Instruments and Hedging Activities

In accordance with Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), all derivative financial instruments, whether designated for hedging relationships or not, are required to be recorded on the balance sheet as assets or liabilities, carried at fair value and periodically adjusted. At inception of the derivative contract, GMAC designates each qualifying derivative financial instrument as a hedge of the fair value of a recognized asset or liability (fair value hedge) or a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). GMAC also uses derivative financial instruments which, although acquired for risk management purposes, do not qualify as hedges under GAAP. Changes in the fair value of derivative financial instruments that are designated and qualify as fair value hedges, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative financial instruments is recorded in other comprehensive income, a component of shareholder’s equity, and recognized in the income statement when the hedged cash flows affect earnings. The ineffective portions of cash flow hedges are immediately recognized in earnings. Changes in the fair value of derivative financial instruments held for risk management purposes that do not meet the criteria to qualify as hedges under GAAP are reported in current period earnings. The ineffective portions of fair value and cash flow hedges are immediately recognized in earnings as offsets to income and expenses related to the hedged assets or liabilities. The hedge accounting treatment described above is no longer applied if a derivative financial instrument is terminated or the hedge designation is removed. For fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the asset or liability and are recognized into income over the original hedge period. For cash flow hedges, any changes in fair value of the derivative financial instrument remain in other comprehensive income, a component of shareholder’s equity, and are reclassified into earnings in the same period during which the hedged asset or liability affects income.

Loan Commitments

The Company enters into commitments to make loans whereby the interest rate on the loan is set prior to funding (i.e., interest rate lock commitments). Interest rate lock commitments for loans to be originated or purchased for sale, and for loans to be purchased and held for investment (including commitments to acquire senior interests in mortgage loan pools from off-balance sheet facilities), are derivative financial instruments in accordance with SFAS 133 and Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105). SAB 105 summarizes the views of the United States Securities and Exchange Commission (SEC) staff regarding the application of GAAP to loan commitments accounted for as derivative instruments. SAB 105 was effective for commitments to originate or purchase loans to be held for sale and for commitments to purchase loans to be held for investment (also referred to as interest rate lock commitments, or IRLCs) that were entered into after March 31, 2004. SAB 105 provides specific guidance on the measurement of loan commitments accounted for at fair value, specifying that fair value measurement exclude any expected future cash flows related to the customer relationship or loan servicing.

Prior to April 1, 2004, upon entering into the commitment, GMAC recognized loan commitments at fair value based on expected future gain on sale, including an estimate of the future MSRs. For certain products, the future gain on sale (exclusive of MSR value) was known based on transparent pricing in an active secondary market and was included in current period earnings. Any additional value associated with the loan commitments (including the future value of the MSR) was deferred and recognized in earnings at the time of the sale (or securitization) of the loan. As a result of SAB 105, effective April 1, 2004, GMAC no longer recognizes the value of the commitment at the time of the rate lock. However, subsequent changes in value from the time the locks are recognized as assets or liabilities, with a corresponding adjustment to current period earnings, but exclude any future MSR value. Upon sale of the loan, the initial estimated value associated with the rate lock, along with the MSR, are recognized as part of the gain on sale (or securitization). The impact of adopting the provisions of SAB 105 resulted in a deferral in the timing of recognizing the value of certain loan commitments, but did not have a material impact on the Company’s financial condition or results of operations.

Income Taxes

GMAC (including its domestic subsidiaries) joins with General Motors in filing a consolidated U.S. federal income tax return. Certain other GMAC subsidiaries file tax returns in local jurisdictions. The portion of the consolidated tax recorded by the Company and its subsidiaries included in the consolidated tax return generally is equivalent to the liability that would have been incurred on a separate return basis and is settled as GM’s tax payments are due. Deferred tax assets and liabilities are recognized for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. The Company also establishes reserves related to disputed items with various tax authorities when the item becomes probable and the costs can be reasonably estimated.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

Recently Issued Accounting Standards

FASB Interpretation No. 46R — In December 2003, the Financial Accounting Standards Boards (FASB) released a revision to Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R) to clarify some of the provisions of the original interpretation (FIN 46) and to exempt certain entities from its requirements. FIN 46R provides special effective date provisions to enterprises that fully or partially applied FIN 46 prior to the issuance of the revised interpretation. In particular, entities that had already adopted FIN 46 were not required to adopt FIN 46R until the quarterly reporting period ended March 31, 2004. Since GMAC adopted FIN 46 effective July 1, 2003, the Company adopted FIN 46R for the period ended March 31, 2004. Among other matters, FIN 46R changed the primary beneficiary analysis of variable interest entities as it relates to fees paid to decision makers. However, these changes did not impact the conclusions of the Company’s primary beneficiary analysis previously reached under FIN 46 and, as such, the adoption of FIN 46R did not impact the Company’s financial condition or results of operations.

Statement of Position 03-3 — In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), that addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the accretable yield to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (expected at acquisition to be collected) over the investor’s initial investment in the loan and it prohibits “carrying over” or creating a valuation allowance for the excess of contractual cash flows over cash flows expected to be collected in the initial accounting of a loan acquired in a transfer. SOP 03-3 and the required disclosures are effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption of SOP 03-3 is not expected to have a material impact on the Company’s financial condition or results of operations.

EITF 03-1 — In March 2004, the Emerging Issues Task Force released Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is other than temporarily impaired and applies to investments classified as either available for sale or held to maturity under SFAS 115 (including individual securities and investments in mutual funds), and investments accounted for under the cost method. In addition, EITF 03-1 contains disclosure requirements for impairments that have not been recognized as other than temporary. In September 2004, the FASB voted to delay the effective date of the recognition and measurement provisions related to determining other than temporary impairment on available for sale securities. The effective dates for the disclosure requirements varied depending on the type of investment being considered, however, all disclosure requirements are now effective. Management is monitoring the ongoing discussions by the FASB related to this issue in order to assess the potential impact of this guidance on the financial statements of the Company.

2	Insurance Premiums and Service Revenue Earned

The following table is a summary of insurance premiums and service revenue written and earned.

	2004		2003		2002

Year ended December 31, (in millions)	Written	Earned	Written	Earned	Written	Earned

Insurance premiums
Direct	$2,400	$2,604	$2,295	$2,511	$2,132	$2,274
Assumed	611	630	607	577	483	498

Gross insurance premiums	3,011	3,234	2,902	3,088	2,615	2,772
Ceded	(348)	(347)	(406)	(379)	(386)	(381)

Net insurance premiums	2,663	2,887	2,496	2,709	2,229	2,391
Service revenue	1,319	641	1,336	469	1,235	287

Insurance premiums and service revenue	$3,982	$3,528	$3,832	$3,178	$3,464	$2,678

Prior to 2002, substantially all of GMAC Insurance’s vehicle service contract business resulted from contracts between GM and the retail consumer, as GM, in turn, would insure its business risk through a contractual liability policy purchased from GMAC Insurance (while GM remained the direct obligor to the customer). Under this arrangement, GMAC Insurance recognized insurance premium revenue in accordance with Statement of Financial Accounting Standards 60, Accounting and Reporting by Insurance Enterprises (SFAS 60). Beginning in 2002, the business model changed, with substantially all vehicle service contracts being sold directly by GMAC Insurance to the retail customers. The change was designed to concentrate all business related to service contracts with GMAC Insurance (where the activities are managed), rather than splitting the business between GM and

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

GMAC Insurance. This new relationship resulted in GMAC Insurance being the direct obligor of the vehicle service contracts and in the use of the gross method of accounting in accordance with Emerging Issues Task Force 99-19, Recording Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Under this method of accounting, GMAC Insurance recognizes the gross contract price billed to the customer as revenue, and expenses the amount of commissions paid to dealers. This change in the business model relative to the role of GMAC Insurance in directly providing vehicle service contracts to consumers results in a current and prospective increase in GMAC Insurance’s unearned insurance revenue, a decrease in unearned premium, and an increase in deferred policy acquisition costs and related amortization. This trend will continue until service contracts with GM terminate (and premiums are fully earned from such contracts written prior to 2002), and GMAC Insurance’s new role, as direct obligor, reaches a steady state.

3	Mortgage Banking Income

The following table presents the components of mortgage banking income:

Year ended December 31,
(in millions)	2004	2003	2002

Mortgage servicing fees	$1,488	$1,402	$1,343
Amortization and impairment of mortgage servicing rights (a)	(1,112)	(2,048)	(2,314)
Net gains on derivatives related to MSRs (b)	243	507	685

Net loan servicing income (loss)	619	(139)	(286)
Gains from sales of loans	788	2,155	1,601
Mortgage processing fees	143	285	206
Other	550	362	267

Mortgage banking income (c)	$2,100	$2,663	$1,788

(a)	Includes additions to the valuation allowance, representing impairment considered to be temporary.
(b)	Includes SFAS 133 hedge ineffectiveness, amounts excluded from the hedge effectiveness calculation and the change in value of derivative financial instruments not qualifying for hedge accounting.
(c)	Excludes net gains realized upon the sale of investment securities used to manage risk associated with mortgage servicing rights, which are reflected as a component of investment income.

4	Other Income

Details of other income were as follows:

Year ended December 31,
(in millions)	2004	2003	2002

Automotive receivable securitizations and sales
Gains on sales:
Wholesale securitizations	$497	$488	$445
Retail automotive portfolio sales transactions	53	51	—
Retail automotive securitizations	9	37	239
Interest on cash reserves deposits	60	45	51
Service fees	59	40	159
Other	75	99	134

Total automotive receivable securitizations and sales	753	760	1,028
Real estate services	464	410	389
Interest and service fees on transactions with GM	370	384	470
Other interest revenue	297	298	104
Interest on cash equivalents	244	143	97
Late charges and other administrative fees	164	111	103
Full service leasing fees	153	137	77
Insurance service fees	136	119	107
Factoring commissions	77	77	68
Specialty lending fees	60	62	66
Fair value adjustment on certain derivatives (a)	(26)	(103)	(47)
Other	816	731	1,069

Total other income	$3,508	$3,129	$3,531

(a)	Refer to Note 16 to the Consolidated Financial Statements for a description of the Company’s derivative activities.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

5	Other Operating Expenses

Details of other operating expenses were as follows:

Year ended December 31, (in millions)	2004	2003	2002

Insurance commissions expense (a)	$928	$830	$653
Technology and communications expense	569	508	489
Advertising and marketing	537	261	256
Professional services	474	361	317
Premises and equipment depreciation	294	279	297
Rent and storage	253	223	208
Full service leasing vehicle maintenance costs	215	171	118
Lease and loan administration	175	273	304
Auto remarketing and repossession expenses	136	239	272
Amortization of intangible assets	11	11	19
Operating lease disposal gain	(192)	(43)	(116)
Other	805	952	794

Total other operating expenses	$4,205	$4,065	$3,611

(a)	The increase in insurance commissions expense is primarily the result of GMAC Insurance becoming the direct obligor of GM vehicle service contracts during 2002. As a result, GMAC recognizes the gross contract price billed to the customer as revenue, and expenses the amount of commissions paid to dealers. Refer to Note 2 to the Consolidated Financial Statements for additional details on this arrangement.

6	Investment Securities

The Company’s portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts and other investments. The cost, fair value and gross unrealized gains and losses on available for sale and held to maturity securities were as follows:

	2004				2003

		Gross				Gross
		unrealized				unrealized
				Fair				Fair
December 31, (in millions)	Cost (a)	gains	losses	value	Cost (a)	gains	losses	value

Available for sale securities
Debt securities
U.S. Treasury and federal agencies	$2,198	$18	$(8)	$2,208	$716	$7	$(1)	$722
States and political subdivisions	556	40	—	596	575	51	—	626
Foreign government securities	792	14	(1)	805	681	10	(2)	689
Mortgage-backed securities:
Residential	103	5	(5)	103	58	—	—	58
Commercial	973	9	(3)	979	636	9	(6)	639
Asset-backed securities	506	3	—	509	593	6	—	599
Interest-only strips	252	80	(3)	329	460	133	(1)	592
Principal-only strips	1	—	—	1	1	1	—	2
Collateralized debt obligations	153	—	—	153	53	1	—	54
Corporate debt securities	2,117	65	(5)	2,177	2,012	94	(5)	2,101
Other	1,160	32	(2)	1,190	1,005	34	(1)	1,038

Total debt securities (b)	8,811	266	(27)	9,050	6,790	346	(16)	7,120
Equity securities	1,505	731	(6)	2,230	1,185	522	(9)	1,698

Total available for sale securities	$10,316	$997	$(33)	$11,280	$7,975	$868	$(25)	$8,818

Held to maturity securities Total held to maturity securities (c)	$135	$4	$(1)	$138	$240	$5	$(12)	$233

(a)	Net of $17 and $104 of losses in value determined to be other than temporary for the years ended December 31, 2004 and 2003, respectively.
(b)	In connection with letters of credit relating to certain assumed reinsurance contracts $142 and $107 of primarily U.S. Treasury securities were pledged as collateral as of December 31, 2004 and 2003, respectively.
(c)	Primarily mortgage-backed securities.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

The fair value, unrealized gains (losses), and amount pledged as collateral for the Company’s portfolio of trading securities were as follows:

December 31, (in millions)	2004	2003

Trading securities
Fair value
Mortgage-backed securities:
Residential	$1,141	$1,899
Commercial	366	263
Mortgage residual interests	780	686
Interest-only strips	448	402
Principal-only strips	201	167
Corporate debt securities	249	228
Debt and other	360	497

Total trading securities	$3,545	$4,142

Net unrealized gains (losses) (a)	$35	$(341)
Pledged as collateral	$2,910	$1,949

(a)	Unrealized gains and losses are included in investment income on a current period basis. Net unrealized losses totaled $798 at December 31, 2002.

The maturity distribution of available for sale and held to maturity debt securities outstanding is summarized in the following table. Actual maturities may differ from those scheduled as a result of prepayments by issuers.

	Available		Held to
	for sale		maturity

		Fair		Fair
December 31, 2004 (in millions)	Cost	value	Cost	value

Due in one year or less	$1,251	$1,253	$10	$10
Due after one year through five years	2,431	2,476	—	—
Due after five years through ten years	2,506	2,580	—	—
Due after ten years	630	660	5	5
Mortgage-backed securities and interests in securitization trusts	1,993	2,081	120	123

Total securities	$8,811	$9,050	$135	$138

The following table presents gross gains and losses realized upon the sales of available for sale securities.

Year ended December 31, (in millions)	2004	2003	2002

Gross realized gains	$138	$270	$402
Gross realized losses	(49)	(202)	(121)

Net realized gains	$89	$68	$281

Investment securities classified as available for sale and held to maturity that were in an unrealized loss position had a fair value of $2,318 million and $1,677 million, and gross unrealized losses of $34 million and $37 million as of December 31, 2004 and 2003, respectively. The fair value of these securities in a continuous loss position less than twelve months was $2,301 million and $1,067 million with gross unrealized losses of $33 million and $18 million as of December 31, 2004 and 2003, respectively. In the opinion of management, these securities are not considered to be other than temporarily impaired. Refer to Note 1 to the Consolidated Financial Statements for discussion of the evaluation of potential impairment of investments.

In the fourth quarter of 2004, the Company transferred a $102 million subordinate investment security from the held to maturity to available for sale classification due to a change in its intent to no longer hold the security to maturity. The change in the Company’s intent was due to significant deterioration in the credit quality of the underlying collateral supporting the investment. The amortized cost of the security approximated its fair value on the date of transfer due to impairment charges taken in previous years. This security was included in collateralized debt obligations under available for sale securities as of December 31, 2004. The amortized cost of this security was $93 million and $126 million at December 31, 2003 and 2002, respectively. In 2003, there was $34 million of realized losses related to this security; in 2002, there was $16 million of unrealized loss related to this security.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

7	Finance Receivables and Loans

The composition of finance receivables and loans outstanding was as follows:

	2004			2003

December 31, (in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Consumer
Retail automotive	$73,911	$18,314	$92,225	$71,513	$16,538	$88,051
Residential mortgages	54,643	3,066	57,709	44,281	2,026	46,307

Total consumer	128,554	21,380	149,934	115,794	18,564	134,358
Commercial
Automotive
Wholesale	19,154	8,752	27,906	17,433	8,069	25,502
Leasing and lease financing	466	1,000	1,466	477	983	1,460
Term loans to dealers and others	2,890	787	3,677	3,327	746	4,073
Commercial and industrial	12,019	2,184	14,203	7,689	2,089	9,778
Real estate construction	2,658	152	2,810	1,966	87	2,053
Commercial mortgages (a)	2,024	1,124	3,148	130	50	180

Total commercial	39,211	13,999	53,210	31,022	12,024	43,046

Total finance receivables and loans (b) (c)	$167,765	$35,379	$203,144	$146,816	$30,588	$177,404

(a)	During 2004, the Company transferred approximately $2.4 billion of loans held for sale to loans held for investment based on an evaluation of management’s intent for the disposition of the loans. The cost basis of such loans exceeded the fair value of such loans by approximately $100. In accordance with SFAS 65, the loans were transferred at the lower of cost or fair value on the transfer date.
(b)	Net of unearned income of $7,562 and $7,347 at December 31, 2004 and 2003, respectively.

(c)	The aggregate amount of finance receivables and loans maturing in the next five years is as follows: $73,756 in 2005; $29,676 in 2006; $23,087 in 2007; $14,595 in 2008; $8,365 in 2009 and $61,227 in 2010 and thereafter. Prepayments may cause actual maturities to differ from scheduled maturities.

The following table presents an analysis of the activity in the allowance for credit losses on finance receivables and loans.

	2004			2003			2002
Year ended December 31,
(in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total	Consumer	Commercial	Total

Allowance at beginning of year	$2,533	$509	$3,042	$2,347	$644	$2,991	$1,690	$355	$2,045
Provision for credit losses	1,926	18	1,944	1,643	78	1,721	1,693	460	2,153
Charge-offs
Domestic	(1,469)	(96)	(1,565)	(1,246)	(199)	(1,445)	(940)	(169)	(1,109)
Foreign	(269)	(7)	(276)	(278)	(25)	(303)	(120)	(30)	(150)

Total charge-offs	(1,738)	(103)	(1,841)	(1,524)	(224)	(1,748)	(1,060)	(199)	(1,259)

Recoveries Domestic	112	10	122	108	21	129	107	35	142
Foreign	81	3	84	32	7	39	18	3	21

Total recoveries	193	13	206	140	28	168	125	38	163

Net charge-offs	(1,545)	(90)	(1,635)	(1,384)	(196)	(1,580)	(935)	(161)	(1,096)
Impacts of foreign currency translation	17	6	23	(7)	(18)	(25)	(20)	13	(7)
Securitization activity	17	28	45	(66)	1	(65)	(81)	(23)	(104)

Allowance at end of year	$2,948	$471	$3,419	$2,533	$509	$3,042	$2,347	$644	$2,991

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

The following table presents information about commercial finance receivables and loans specifically identified for impairment.

December 31, (in millions)	2004	2003

Impaired loans	$1,337	$1,337
Related allowance	235	333
Average balance of impaired loans during the year	1,376	1,175

8	Off-Balance Sheet Securitizations

The Company securitizes automotive and mortgage financial assets as a funding source. GMAC sells retail finance receivables, wholesale loans, residential mortgage loans, commercial mortgage loans and commercial mortgage securities. The information contained below relates only to the transfers of finance receivables and loans that qualify as off-balance sheet securitizations under the requirements of SFAS 140.

The Company retains servicing responsibilities for and subordinated interests in all of its securitizations of retail finance receivables and wholesale loans. Servicing responsibilities are retained for the majority of its residential and commercial mortgage loan securitizations and the Company may retain subordinated interests in some of these securitizations. GMAC also holds subordinated interests and acts as collateral manager in the company’s collateralized debt obligation (CDO) securitization program.

As servicer, GMAC generally receives a monthly fee stated as a percentage of the outstanding sold receivables. For retail automotive finance receivables where GMAC is paid a fee, the Company has concluded that the fee represents adequate compensation as a servicer and, as such, no servicing asset or liability is recognized. Considering the short-term revolving nature of wholesale loans, no servicing asset or liability is recognized upon securitization of the loans. As of December 31, 2004, the weighted average basic servicing fees for GMAC’s primary servicing activities were 100 basis points, 100 basis points, 29 basis points and 8 basis points of the outstanding principal balance for sold retail finance receivables, wholesale loans, residential mortgage loans and commercial mortgage loans, respectively. Additionally, the Company retains the rights to cash flows remaining after the investors in most securitization trusts have received their contractual payments. In certain retail securitization transactions, retail receivables are sold on a servicing retained basis, but with no servicing compensation and, as such, a servicing liability is established and recorded in other liabilities. As of December 31, 2004 and December 31, 2003, servicing liabilities of $30 million and $22 million, respectively, were outstanding related to such retail securitization transactions. For mortgage servicing, the Company capitalizes the value expected to be realized from performing specified residential and commercial mortgage servicing activities as mortgage servicing rights (refer to Note 10 to the Consolidated Financial Statements).

GMAC maintains cash reserve accounts at predetermined amounts for certain securitization activities in the unlikely event that deficiencies occur in cash flows owed to the investors. The amounts available in such cash reserve accounts totaled $118 million, $1,046 million, $44 million, and $10 million as of December 31, 2004 related to securitizations of retail finance receivables, wholesale loans, residential mortgage loans, and commercial mortgage loans, respectively, and $167 million, $1,219 million, $13 million and $5 million as of December 31, 2003, respectively.

The following table summarizes pre-tax gains on securitizations and certain cash flows received from and paid to securitization trusts for transfers of finance receivables and loans that were completed during 2004:

	2004

	Retail		Mortgage loans		Commercial
	finance	Wholesale			mortgage
Year ended December 31, (in millions)	receivables	loans	Residential	Commercial	securities

Pre-tax gains on securitizations	$9	$497	$602	$54	$11
Cash inflows:
Proceeds from new securitizations	1,824	9,188	29,412	2,108	935
Servicing fees received	105	174	208	20	—
Other cash flows received on retained interests	340	808	729	216	68
Proceeds from collections reinvested in revolving securitizations	—	91,360	—	—	—
Repayments of servicing advances	75	—	947	147	—
Cash outflows:
Servicing advances	(64)	—	(1,035)	(169)	—
Purchase obligations and options:
Representations and warranties obligations	(1)	—	(66)	—	—
Administrator or servicer actions	(75)	—	—	—	—
Asset performance conditional calls	—	—	(137)	—	—
Cleanup calls	(269)	—	(3,797)	—	—

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

The following table summarizes pre-tax gains on securitizations and certain cash flows received from and paid to securitization trusts for transfers of finance receivables and loans that were completed during 2003 and 2002:

	2003					2002

	Retail		Mortgage loans		Commercial	Retail		Mortgage loans		Commercial
Year ended December 31,	finance	Wholesale			mortgage	finance	Wholesale			mortgage
(in millions)	receivables	loans	Residential	Commercial	securities	receivables	loans	Residential	Commercial	securities

Pre-tax gains on securitizations	$37	$488	$522	$75	$14	$239	$445	$562	$30	$18
Cash inflows:
Proceeds from new securitizations	1,604	3,625	29,566	3,342	1,870	9,982	2,327	38,025	1,848	439
Servicing fees received	228	164	250	20	—	247	146	268	17	—
Other cash flows received on retained interests	753	174	955	317	69	1,361	318	1,044	86	37
Proceeds from collections reinvested in revolving securitizations	862	97,829	—	5	—	482	104,485	—	—	—
Repayments of servicing advances	114	—	1,208	116	—	117	—	1,333	116	—
Cash outflows:
Servicing advances	(118)	—	(1,242)	(117)	—	(117)	—	(1,449)	(122)	—
Purchase obligations and options:
Representations and warranties obligations	(25)	—	(154)	—	—	—	—	(70)	—	—
Administrator or servicer actions	(146)	—	—	—	—	(198)	—	—	—	—
Asset performance conditional calls	—	—	(122)	—	—	—	—	(58)	—	—
Cleanup calls	(885)	—	(1,919)	—	—	(289)	(55)	(494)	—	—

Key economic assumptions used in measuring the estimated fair value of retained interests of sales completed during 2004 and 2003, as of the dates of such sales, were as follows:

	Retail	Mortgage loans		Commercial
	finance			mortgage
Year ended December 31,	receivables (a)	Residential (b)	Commercial	securities

2004
Key assumptions (c) (rates per annum):
Annual prepayment rate (d)	0.9-1.0%	0.0-51.3%	0.0-50.0%	0.0-19.9%
Weighted average life (in years)	1.6-1.8	1.1-5.5	0.4-8.8	2.5-17.4
Expected credit losses	(e)	0.0-10.9%	0.0%	0.0-3.1%
Discount rate	9.5%	6.5-24.8%	4.3-15.0%	8.2-11.7%

2003
Key assumptions (c) (rates per annum):
Annual prepayment rate (d)	0.9%	3.1-59.9%	0.0-50.0%	0.0%
Weighted average life (in years)	1.6	1.1-5.9	1.4-6.2	2.5-25.1
Expected credit losses	(e)	0.4-7.3%	0.0-0.8%	0.0-1.6%
Discount rate	9.5%	6.5-14.5%	2.6-10.8%	8.6-10.0%

(a)	The fair value of retained interests in wholesale securitizations approximates cost because of the short-term and floating rate nature of wholesale loans.
(b)	Included within residential mortgage loans are home equity loans and lines, high loan-to-value loans and residential first and second mortgage loans.
(c)	The assumptions used to measure the expected yield on variable rate retained interests are based on a benchmark interest rate yield curve, plus a contractual spread, as appropriate. The actual yield curve utilized varies depending on the specific retained interests.
(d)	Based on the weighted average maturity (WAM) for finance receivables and constant prepayment rate (CPR) for mortgage loans and commercial mortgage securities.
(e)	Amounts totaling $39 million and $83 million at December 31, 2004 and 2003, respectively, have been established for expected credit losses on automotive finance receivables securitized in off-balance sheet transactions. Such amounts are included in the fair value of the retained interests, which are classified as investment securities.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

The table below outlines the key economic assumptions and the sensitivity of the fair value of retained interests at December 31, 2004 to immediate 10% and 20% adverse changes in those assumptions.

		Mortgage loans		Commercial
	Retail finance			mortgage
Year ended December 31, ($ in millions)	receivables (a)	Residential	Commercial	securities

Carrying value/fair value of retained interests	$748	$1,247	$443	$314
Weighted average life (in years)	0.1-1.5	1.1-5.4	0.1-17.3	1.5-24.1
Annual prepayment rate	0.5-1.6% WAM	0.0-55.0% CPR	0.0-55.0% CPR	0.0-21.1% CPR
Impact of 10% adverse change	$(1)	$(49)	$—	$(1)
Impact of 20% adverse change	(2)	(86)	(1)	(2)

Loss assumption	(b)	0.3-26.1%	0.0-4.2%	0.0-39.5%
Impact of 10% adverse change	$(4)	$(50)	$(7)	$(13)
Impact of 20% adverse change	(9)	(93)	(12)	(26)

Discount rate	9.5-12.0%	6.5-40.0%	3.8-26.3%	5.3-15.0%
Impact of 10% adverse change	$(3)	$(36)	$ (5)	$(18)
Impact of 20% adverse change	(7)	(68)	(11)	(35)

Market rate (d)	2.7-3.6%	(c)	(c)	(c)
Impact of 10% adverse change	$(4)	$(15)	$—	$—
Impact of 20% adverse change	(8)	(30)	—	—

(a)	The fair value of retained interests in wholesale securitizations approximates cost because of the short-term and floating rate nature of wholesale receivables.
(b)	Net of a reserve for expected credit losses totaling $39 at December 31, 2004. Such amounts are included in the fair value of the retained interests, which are classified as investment securities.
(c)	Forward benchmark interest rate yield curve plus contractual spread.
(d)	Represents the rate of return paid to the investors.

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

December 31, (a)	2004	2003	2002

Retail automotive	0.4%	0.4%	0.6%
Residential mortgage	0.0-26.1%	0.0-26.1%	0.0-24.8%
Commercial mortgage	0.0-4.2%	0.0-6.6%	0.0-4.1%
Commercial mortgage securities	0.0-39.5%	0.9-33.7%	0.3-36.8%

(a)	Static pool losses not applicable to wholesale finance receivable securitizations because of their short-term nature.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

The following table presents components of securitized financial assets and other assets managed, along with quantitative information about delinquencies and net credit losses.

	Total finance		Amount 60 days or
	receivables and loans		more past due		Net credit losses

December 31, (in millions)	2004	2003	2004	2003	2004	2003

Retail automotive	$97,631	$100,628	$806	$755	$1,044	$1,128
Residential mortgage	129,550	104,378	6,686	4,974	944	682

Total consumer	227,181	205,006	7,492	5,729	1,988	1,810

Wholesale	49,197	46,644	51	47	2	5
Commercial mortgage	21,353	22,621	410	652	130	66
Other automotive and commercial	22,155	17,364	544	636	71	194

Total commercial	92,705	86,629	1,005	1,335	203	265

Total managed portfolio (a)	319,886	291,635	$8,497	$7,064	$2,191	$2,075

Securitized finance receivables and loans	(96,801)	(94,622)
Loans held for sale (unpaid principal)	(19,941)	(19,609)

Total finance receivables and loans	$203,144	$177,404

(a)	Managed portfolio represents finance receivables and loans on the balance sheet or that have been securitized, excluding securitized finance receivables and loans that GMAC continues to service but has no other continuing involvement (i.e., in which GMAC retains an interest or risk of loss in the underlying receivables).

9	Investment in Operating Leases

Investments in operating leases were as follows:

December 31, (in millions)	2004	2003

Vehicles and other equipment, at cost	$34,189	$31,682
Accumulated depreciation	(7,609)	(7,314)

Investment in operating leases, net	$26,580	$24,368

The future lease payments due from customers for equipment on operating leases at December 31, 2004 totaled $12,182 million and are due as follows: $5,492 million in 2005, $3,731 million in 2006, $2,230 million in 2007, $691 million in 2008, and $38 million in 2009.

10	Mortgage Servicing Rights

GMAC capitalizes the present value of expected future cash flows associated with performing specified mortgage servicing activities for others. Such capitalized servicing rights are purchased or retained upon sales or securitizations of mortgages. The following table summarizes mortgage servicing rights activity and related amortization.

Year ended December 31,
(in millions)	2004	2003	2002

Balance at beginning of year	$4,869	$4,601	$5,331
Originations and purchases, net of sales	1,554	2,639	1,718
Amortization	(879)	(1,118)	(891)
SFAS 133 hedge valuation adjustments	(272)	446	(1,557)
Other than temporary impairment	(453)	(1,699)	—

Balance at end of year	$4,819	$4,869	$4,601
Valuation allowance	(929)	(1,149)	(1,918)

Carrying value at end of year	$3,890	$3,720	$2,683

Estimated fair value at end of year	$3,990	$3,798	$2,759

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

The following table summarizes the change in the valuation allowance for mortgage servicing rights:

Year ended December 31,
(in millions)	2004	2003	2002

Valuation allowance at beginning of year	$1,149	$1,918	$491
Additions (a)	233	930	1,427
Other than temporary impairment	(453)	(1,699)	—

Valuation allowance at end of year	$929	$1,149	$1,918

(a)	Additions to the valuation allowance, which are reflected as a component of mortgage banking income, represent impairment considered to be temporary.

During 2004 and 2003, the Company recorded other than temporary mortgage servicing rights impairment of $453 million and $1,699 million, respectively, reducing both the mortgage servicing rights gross carrying value and valuation allowance by this amount. This amount was based on a statistical analysis of historical changes in mortgage and other market interest rates to determine the amount that the mortgage servicing rights asset value will increase with only a remote probability of occurring. The adjustment to the valuation allowance reduces the maximum potential future increase to the mortgage servicing rights carrying value (under lower of cost or market accounting), but it has no impact on the net carrying value of the asset or on earnings.

The Company has an active risk management program to hedge the value of mortgage servicing rights. The mortgage servicing rights risk management program contemplates the use of derivative financial instruments and treasury securities that experience changes in value offsetting those of the mortgage servicing rights, in response to changes in market interest rates. Refer to Note 16 to the Consolidated Financial Statements for a discussion of the derivative financial instruments used to hedge mortgage servicing rights. Treasury securities used in connection with this risk management strategy are designated as available for sale or trading. At December 31, 2004, there was approximately $1.3 billion of such treasury securities outstanding related to this risk management activity.

Key economic assumptions and the sensitivity of the current fair value of mortgage servicing rights to immediate 10% and 20% adverse changes in those assumptions are as follows:

			GMAC
December 31, 2004	GMAC	GMAC-	Commercial
($ in millions)	Residential	RFC	Mortgage		Total

Estimated fair value	$2,683	$684	$623		$3,990

Weighted average prepayment speed (CPR)	19.67%	29.84%	2%-8	% (a)
Impact on fair value of 10% adverse change	$(160)	$(26)	$(3)		$(189)
Impact on fair value of 20% adverse change	(304)	(49)	(6)		(359)

Weighted average discount rate	10.01%	12.64%	9.40%
Impact on fair value of 10% adverse change	$(81)	$(20)	$(6)		$(107)
Impact on fair value of 20% adverse change	(157)	(39)	(11)		(207)

(a)	The majority of commercial mortgage loans are subject to prepayment penalties during a rate lockout period. Therefore, prepayment speed assumptions will change as loans mature from 2% during the rate lockout period to 8% once the lockout period has expired.

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

11	Premiums and Other Insurance Receivables

Premiums and other insurance receivables consisted of the following:

December 31, (in millions)	2004	2003

Prepaid reinsurance premiums	$344	$343
Reinsurance recoverable on unpaid losses	775	870
Reinsurance recoverable on paid losses (a)	56	102
Premiums receivable (b)	588	645

Total premiums and other insurance receivables	$1,763	$1,960

(a)	Net of $5 and $2 allowance for uncollectible reinsurance recoverable on paid losses at December 31, 2004 and 2003, respectively.
(b)	Net of $5 and $8 allowance for uncollectible premiums receivable at December 31, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

12	Other Assets

Other assets consisted of:

December 31, (in millions)	2004	2003

Premises and equipment at cost	$3,083	$2,909
Accumulated depreciation	(1,228)	(1,008)

Net premises and equipment	1,855	1,901
Fair value of derivative contracts in receivable position	9,489	10,025
Goodwill, net of accumulated amortization	3,274	3,223
Restricted cash collections for securitization trusts (a)	2,217	2,291
Cash reserve deposits held for securitization trusts (b)	1,835	1,922
Equity investments	1,751	1,560
Real estate investments	1,473	1,219
Deferred policy acquisition cost	1,444	1,038
Accrued interest and rent receivable	1,178	767
Servicer advances	769	946
Debt issuance costs	754	716
Repossessed and foreclosed assets, net	615	595
Investment in used vehicles held for sale	530	642
Intangible assets, net of accumulated amortization (c):
Customer lists and contracts	33	33
Trademarks and other	20	24
Other assets	2,411	2,915

Total other assets	$29,648	$29,817

(a)	Represents cash collections from customer payments on securitized receivables. These funds are distributed to investors as the related secured debt matures.
(b)	Represents credit enhancement in the form of cash reserves for various securitization transactions executed by the Company.
(c)	Aggregate amortization expense on intangible assets was $11 for each of the years ended December 31, 2004 and 2003, respectively. Amortization expense is expected to approximate $9 in each of the next five fiscal years.

The changes in the carrying amounts of goodwill for the periods indicated, were as follows:

	North	Commercial				GMAC
	American	Finance	International	GMAC	GMAC-	Commercial
(in millions)	Operations	Group	Operations	Residential	RFC	Mortgage	Insurance	Total

Goodwill at beginning of 2003	$14	$1,535	$490	$327	$106	$130	$671	$3,273
Goodwill acquired	—	—	4	—	2	12	—	18
Impairment losses and other (a)	—	(109)	(1)	—	(5)	(4)	—	(119)
Foreign currency translation effect	—	32	11	—	8	—	—	51

Goodwill at beginning of 2004	$14	$1,458	$504	$327	$111	$138	$671	$3,223
Goodwill acquired	—	—	1	11	1	3	—	16
Impairment losses and other	—	—	—	—	—	—	—	—
Foreign currency translation effect	—	25	10	—	5	—	(5)	35

Goodwill at end of 2004	$14	$1,483	$515	$338	$117	$141	$666	$3,274

(a)	In September 2003, GMAC received $110 related to a settlement of a claim involving the 1999 acquisition of the asset-based lending and factoring business of The Bank of New York. Of the settlement amount, $109 represented a purchase price adjustment, reducing the related goodwill, while the remainder represented a reimbursement of tax claims paid on behalf of The Bank of New York.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

13	Debt

The presentation of debt in the following table is classified between domestic and foreign based on the location of the office recording the transaction.

	Weighted
	average
	interest
	rates (a)		2004			2003

December 31, ($ in millions)	2004	2003	Domestic	Foreign	Total	Domestic	Foreign	Total

Short-term debt
Commercial paper			$4,330	$4,065	$8,395	$7,846	$5,311	$13,157
Demand notes			8,802	354	9,156	8,632	300	8,932
Bank loans and overdrafts			4,555	7,294	11,849	3,536	4,944	8,480
Repurchase agreements and other (b)			23,569	2,058	25,627	9,420	3,133	12,553

Total short-term debt	2.8%	2.1%	41,256	13,771	55,027	29,434	13,688	43,122
Long-term debt
Senior indebtedness
Due within one year	3.9%	3.1%	26,757	10,537	37,294	26,273	8,007	34,280
Due after one year	4.9%	5.0%	152,680	22,685	175,365	140,286	19,063	159,349

Total long-term debt (c)	4.7%	4.7%	179,437	33,222	212,659	166,559	27,070	193,629
Fair value adjustment (d)			1,205	69	1,274	1,985	126	2,111

Total debt (e)			$221,898	$47,062	$268,960	$197,978	$40,884	$238,862

(a)	The weighted average interest rates include the effects of derivative financial instruments designated as hedges of debt.
(b)	Repurchase agreements consist of secured financing arrangements with third-parties at the Company’s Mortgage operations. Other primarily includes non-bank secured borrowings. The increase from December 2003 is reflective of the Company’s replacement of various off-balance sheet facilities with on-balance sheet funding facilities. In addition, the increase is reflective of the Company’s accounting treatment for certain mortgage transfers as secured borrowings effective September 30, 2004, as described in Note 1 to the Consolidated Financial Statements.
(c)	The Company has issued warrants to subscribe for up to $300 aggregate principal amount of 6.5% notes due October 15, 2009. The warrants entitle the holder to purchase from GMAC the aggregate principal amount at par plus any accrued interest. The warrants are exercisable up to and including October 15, 2007. In each December 2003 and February 2004, $125 of the warrants were exercised, resulting in $50 aggregate principal amount of these warrants remaining outstanding.
(d)	To adjust designated fixed rate debt to fair value in accordance with SFAS 133.
(e)	Includes secured debt, as depicted by asset class in the following table.

The following summarizes assets that are restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements:

	2004		2003

		Related		Related
		secured		secured
December 31, (in millions)	Assets	debt (a)	Assets	debt (a)

Mortgage assets held for sale or held for investment	$74,022	$68,041	$50,593	$46,600
Retail automotive finance receivables	18,163	17,474	21,046	20,251
Investment securities	4,522	3,597	1,896	2,148
Investment in operating leases, net	1,098	1,032	—	—
Real estate investments and other assets	2,514	1,813	34	24

Total	$100,319	$91,957	$73,569	$69,023

(a)	Included as part of secured debt are repurchase agreements of $8,827 and $4,322 where GMAC has pledged assets, reflected as investment securities, as collateral for approximately the same amount of debt at December 31, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

The following table presents the scheduled maturity of long-term debt at December 31, 2004, assuming that no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related secured assets.

Year ended December 31, (in millions)

2005	$37,294
2006	38,819
2007	24,321
2008	11,422
2009	9,609
2010 and thereafter	91,820

Long-term debt (a) (b)	213,285
Unamortized discount	(626)

Total long-term debt	$212,659

(a)	Debt issues totaling $17,209 are redeemable at or above par, at the Company’s option anytime prior to the scheduled maturity dates, the latest of which is November 2049.
(b)	The Company’s debt includes $525 in fixed rate notes and $75 in variable rate notes which provide the holders the option to put the debt to GMAC at specific dates prior to the scheduled maturity. In addition, the Company’s debt includes $26,187 notes containing a survivor’s option enabling the holder to put the debt back to GMAC at par prior to maturity in the event of the holder’s death. The Company repurchased $39 and $63 of these notes prior to maturity during 2004 and 2003, respectively. The latest maturity date of these notes is November 2024.

To achieve the desired balance between fixed and variable rate debt, GMAC utilizes interest rate swap and interest rate cap agreements. The use of such derivative financial instruments had the effect of synthetically converting $56,722 million of its $165,128 million of fixed rate debt into variable rate obligations and $29,188 million of its $103,208 million of variable rate debt into fixed rate obligations at December 31, 2004. In addition, certain of GMAC’s debt obligations are denominated in currencies other than the currency of the issuing country. Foreign currency swap agreements are used to hedge exposure to changes in the exchange rates of these obligations.

Liquidity facilities

Liquidity facilities represent additional funding sources, if required. The financial institutions providing the uncommitted facilities are not legally obligated to fund those facilities. The following table summarizes the liquidity facilities maintained by the Company.

							Unused
	Committed		Uncommitted		Total liquidity		liquidity
	Facilities		facilities		facilities		facilities

December 31, (in billions)	2004	2003	2004	2003	2004	2003	2004	2003

Automotive operations:
Syndicated multi-currency global credit facility (a)	$8.9	$8.5	$—	$—	$8.9	$8.5	$8.9	$8.5
U.S. Mortgage operations (b)	—	—	7.6	3.9	7.6	3.9	3.9	1.6
Other:
U.S. asset-backed commercial paper liquidity and receivables facilities (c)	22.9	22.6	—	—	22.9	22.6	22.9	22.6
Other foreign facilities (d)	5.0	4.7	15.0	14.1	20.0	18.8	8.4	8.4

Total	$36.8	$35.8	$22.6	$18.0	$59.4	$53.8	$44.1	$41.1

(a)	The entire $8.9 is available for use by GMAC in the U.S., $0.8 is available for use by GMAC (UK) plc and $0.8 is available for use by GMAC International Finance B.V. in Europe. This facility serves primarily as backup for the Company’s unsecured commercial paper programs.
(b)	Includes $1.3 secured master note program with a third-party financial institution, guaranteed by GMAC. The borrowing is currently unsecured; however, upon request by the financial institution or any assignee, the Company is required to pledge mortgage servicing rights valued at 200% of the outstanding balance as collateral. Also includes interbank deposit lines and federal funds lines with various banking institutions.
(c)	Relates to New Center Asset Trust (NCAT) and Mortgage Interest Networking Trust (MINT), which are qualified special purpose entities administered by GMAC for the purpose of funding assets as part of GMAC’s securitization and mortgage warehouse funding programs. These entities fund assets through the issuance of asset-backed commercial paper and represent an important source of liquidity to the Company. At December 31, 2004, NCAT commercial paper outstandings are $9.7 and are not consolidated in the Company’s Consolidated Balance Sheet. At December 31, 2004, MINT had commercial paper outstanding of $1.5, which is reflected as secured debt in the Company’s Consolidated Balance Sheet and is included in repurchase agreements and other short-term debt. Refer to Note 1 to the Consolidated Financial Statements.
(d)	Consists primarily of credit facilities supporting operations in Canada, Europe, Latin America and Asia-Pacific.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

The syndicated multi-currency global facility includes a $4.35 billion five year facility (expires June 2008) and a $4.55 billion 364-day facility (expires June 2005). The 364-day facility includes a term loan option, which, if exercised by GMAC upon expiration, carries a one-year term. Additionally, a leverage covenant restricts the ratio of consolidated unsecured debt to total stockholder’s equity to no greater than 11.0:1, under certain conditions. More specifically, the covenant is only applicable on the last day of any fiscal quarter (other than the fiscal quarter during which a change in rating occurs) during such times as the Company has senior unsecured long-term debt outstanding, without third-party enhancement, which is rated BBB+ or less (by Standard & Poor’s), or Baa1 or less (by Moody’s). GMAC’s leverage covenant ratio was 8.6:1 at December 31, 2004, and the Company was therefore in compliance with this covenant. The leverage covenant calculation excludes from debt those securitization transactions that are accounted for as on-balance sheet secured financings.

14	Reserves for Insurance Losses and Loss Adjustment Expense

The following table provides a reconciliation of the activity in the reserves for insurance losses and loss adjustment expenses.

Year ended December 31,
(in millions)	2004	2003	2002

Balance at beginning of year	$2,340	$2,140	$1,797
Reinsurance recoverables	(871)	(812)	(602)

Net balance at beginning of year	1,469	1,328	1,195
Incurred related to
Current year	2,344	2,252	1,970
Prior years (a)	27	36	57

Total incurred (b)	2,371	2,288	2,027
Paid related to
Current year	(1,567)	(1,579)	(1,388)
Prior years	(558)	(582)	(568)

Total paid	(2,125)	(2,161)	(1,956)
Other (c)	15	14	62

Net balance at end of year (d)	1,730	1,469	1,328
Reinsurance recoverables	775	871	812

Balance at end of year	$2,505	$2,340	$2,140

(a)	Incurred losses and loss adjustment expenses during 2004 related to events of prior years are attributable to changes in reserve estimates for claims, which are based on additional knowledge available to the Company during 2004. In addition, also includes $29 related to reinsurance agreements the Company decided to commute during 2004. During 2003, incurred losses related to events of prior year are attributed to the development of additional information indicating probable additional ultimate losses on U.S. assumed auto reinsurance and U.S. direct auto business. During 2002, the change is primarily attributable to the development of additional information indicating probable ultimate losses on assumed auto reinsurance, partially offset by favorable development in expected vehicle service contract losses.
(b)	Reflected net of reinsurance recoveries totaling $312, $374, and $500 for the years ended December 31, 2004, 2003, and 2002, respectively.
(c)	Effects of exchange rate changes for the years ended December 31, 2004, 2003, and 2002. Also included in 2002 is $56, which represents reserves acquired through the purchase of subsidiaries.
(d)	Includes exposure to asbestos and environmental claims from the reinsurance of general liability, commercial multiple peril, homeowners and workers’ compensation claims. Reported claim activity to date has not been significant. Net reserves for loss and loss adjustment expenses were $8, $10, and $8 at December 31, 2004, 2003, and 2002, respectively.

15	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of:

December 31, (in millions)	2004	2003

Deposits
Consumer	$2,909	$750
Commercial	3,248	3,298
Employee compensation and benefits	1,790	1,761
Factored client payables	1,430	1,083
Mortgage escrow deposits	1,321	1,026
Fair value of derivative contracts in payable position	953	1,196
Securitization trustee payable	514	665
GM payable, net	200	556
Taxes payable	58	391
Accounts payable and other liabilities	5,959	4,999

Total accrued expenses and other liabilities	$18,382	$15,725

16	Derivative Instruments and Hedging Activities

GMAC enters into interest rate and foreign currency futures, forwards, options, and swaps in connection with its market risk management activities. Derivative financial instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, including investment securities, loans held for sale, mortgage servicing rights, debts and deposits, as well as off-balance sheet securitizations. In addition, foreign exchange contracts are used to hedge foreign currency denominated debt and foreign exchange transactions.

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

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

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

Fair Value Hedges

GMAC’s fair value hedges primarily include hedges of fixed-rate debt, mortgage servicing rights, and loans held for sale:

•	Debt obligations — Interest rate swaps are used to modify GMAC’s exposure to interest rate risk by converting fixed rate debt to a floating rate. Generally, individual swaps are designated as hedges of specific debt at the time of issuance with the terms of the swap matching the terms of the underlying debt. As the terms of the swap are designed to match the terms of the debt, the vast majority of the Company’s interest rate swaps receive “short-cut” treatment under SFAS 133, resulting in no hedge ineffectiveness. However, certain of the Company’s fair value hedges of debt do not receive “short-cut” treatment, because of differences in option features between the interest rate swap and the companion debt, in which case, hedge ineffectiveness is measured based on the difference in the fair value movement of the swap and the related debt.

•	Mortgage servicing rights — In determining the portion of mortgage servicing rights to hedge, the Company takes into account both natural offsets from mortgage loan production and any available for sale investment securities (e.g., U.S. Treasury notes) used to manage the interest rate risk inherent in mortgage servicing rights. Derivative financial instruments approved for use under the Company’s risk management program include: call and put options on treasuries or swaps; mortgage-backed security futures, treasury futures and LIBOR futures; interest rate caps and floors; swaptions; and swaps. GMAC designates a fair value hedging relationship for derivative financial instruments used to hedge the change in the fair value of mortgage servicing rights. For purposes of hedge designation, the loans underlying the mortgage servicing rights asset are aggregated into groups of similar assets. In doing so, management considers characteristics such as loan type, interest rate type (i.e., fixed or variable), coupon interest rate (for fixed), and scheduled maturity. If the changes in the fair value of the hedged mortgage servicing rights are highly correlated to changes in the fair value of the derivative financial instruments, the hedged mortgage servicing rights are adjusted for the change in fair value of the risk being hedged, and the resultant gain or loss is recorded in the Consolidated Statement of Income. The Company closes hedge periods based upon derivative rebalancing or interest rate moves, which resulted in hedge periods closing on average every two business days during 2004. Effectiveness is assessed using historical hedge period data. The Company measures hedge effectiveness employing a statistical-based approach, which must meet thresholds for R-squared, slope and F-statistic.

•	Loans held for sale — The Company uses derivative financial instruments to hedge its exposure to risk associated with its mortgage loans held for sale. After loans are funded, they are generally sold into the secondary market to various investors, often as mortgage-backed securities sponsored by Fannie Mae, Freddie Mac, or Ginnie Mae. Mortgage loans that are not eligible for agency sponsored securitization are sold through public or private securitization transactions or in whole loan sales. The primary risk associated with closed loans awaiting sale is a change in the fair value of the loans due to fluctuations in interest rates. The Company’s primary strategies to protect against this risk are selling loans or mortgage-backed securities forward to investors using mandatory and optional forward commitments and the use of interest rate swaps. Hedge periods are closed daily, representative of daily hedge portfolio rebalancing due to new loan fundings and sales. Effectiveness is measured using historical daily hedge period data. The Company measures hedge effectiveness employing a statistical-based approach, which must meet thresholds for R-squared, slope, and F-statistic.

Cash Flow Hedges

GMAC enters into derivative financial instrument contracts to hedge exposure to variability in cash flows related to floating rate and foreign currency financial instruments. Interest rate swaps are used to modify exposure to variability in expected future cash flows attributable to variable rate debt. Currency swaps and forwards are used to hedge foreign exchange exposure on foreign currency denominated debt by converting the funding currency to the same currency of the assets being financed. Similar to the Company’s fair value hedges, the swaps are generally concurrent with the debt issuance, with the terms of the swap matching the terms of the underlying debt. GMAC recognized an immaterial amount of hedge ineffectiveness on cash flow hedges related to floating rate debt for the years ended December 31, 2004 and 2003.

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

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

forward, using mandatory and optional forward commitments. Upon issuance of the debt securities, the hedging relationship terminates and the changes in fair value of the hedging instrument are reclassified out of other comprehensive income and into earnings over the term of the debt securities, as an adjustment to yield.

Economic Hedges not Designated as Accounting Hedges

GMAC utilizes certain derivative financial instruments to manage interest rate, price, and foreign exchange risks, which do not qualify or are not designated as hedges under SFAS 133. As these derivatives are not designated as accounting hedges, changes in the fair value of the derivative instruments are recognized in earnings each period. Similar to the fair value hedging activities described above, the Company utilizes certain derivatives that do not qualify as accounting hedges under SFAS 133, to economically hedge the value of mortgage servicing rights and mortgage loans.

In addition, the following describes other uses of derivatives that do not qualify for hedge accounting:

•	Off-balance sheet securitization activities — GMAC enters into interest rate swaps to facilitate securitization transactions where the underlying receivables are sold to a non-consolidated qualified special purpose entity (QSPE). As the underlying assets are carried in a non-consolidated entity, the interest rate swaps do not qualify for hedge accounting treatment. The use of swaps allows for more efficient execution of the securitization transaction as it allows the QSPE to issue asset-backed securities with different characteristics than the underlying assets.

•	Foreign currency debt — GMAC has elected not to treat currency swaps that are used to convert foreign denominated debt back into the functional currency at a floating rate as hedges for accounting purposes. While these currency swaps are similar to the foreign currency cash flow hedges described in the foregoing, the Company has not designated them as hedges as the changes in the fair values of the currency swaps are substantially offset by the foreign currency revaluation gains and losses of the underlying debt.

•	Mortgage related securities — The Company uses interest rate options, futures, swaps, caps, and floors to mitigate risk related to mortgage related securities classified as trading.

The following table summarizes the pre-tax earnings effect for each type of accounting hedge classification, segregated by the asset or liability hedged.

Year ended December 31, (in millions)	2004	2003	2002	Income Statement Classification

Fair value hedge ineffectiveness gain (loss):
Debt obligations	$46	$45	$68	Interest and discount expense
Mortgage servicing rights	70	348	363	Mortgage banking income
Loans held for sale	(12)	(2)	27	Mortgage banking income
Cash flow hedges ineffectiveness gain (loss):
Debt Obligations	(19)	(1)	1	Interest and discount expense
Economic hedge change in fair value:
Off-balance sheet securitization activities
Financing operations	(26)	(102)	(47)	Other income
Mortgage operations	(18)	254	311	Mortgage banking income
Foreign currency debt (a)	44	87	66	Interest and discount expense
Loans held for sale or investment	(60)	(86)	147	Mortgage banking income
Mortgage servicing rights	(7)	(16)	110	Mortgage banking income
Mortgage related securities	(95)	(13)	109	Investment income
Other	(18)	19	(86)	Other income

Total gain (loss)	$(95)	$533	$1,069

(a)	Amount represents the difference between the changes in the fair values of the currency swap, net of the revaluation of the related foreign denominated debt.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

The following table presents additional information related to the Company’s derivative financial instruments.

Year ended December 31, (in millions)	2004	2003	2002

Net gain on fair value hedges excluded from assessment of effectiveness	$180	$175	$212
Expected reclassifications from other comprehensive income to earnings (a)	(1)	(1)	(6)

(a)	Estimated to occur over the next 12 months.

Derivative financial instruments contain an element of credit risk in the event that counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties which owe GMAC under the contract completely fail to perform under the terms of those contracts, assuming no recoveries of underlying collateral, as measured by the market value of the derivative financial instrument. At December 31, 2004, the market value of derivative financial instruments in an asset or receivable position (from GMAC’s perspective) was $9.5 billion, including accrued interest of $1.1 billion. The Company minimizes the credit risk exposure by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines. As of December 31, 2004, more than of 89% of GMAC’s exposure is with counterparties with a Fitch rating of A+ or higher. Additionally, the Company reduces credit risk on the majority of its derivative financial instruments by entering into legally enforceable agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. In order to further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain counterparties. The agreements require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments meet established thresholds. The Company has placed cash deposits totaling $40 million and $153 million at December 31, 2004 and 2003, respectively, in accounts maintained by counterparties. The Company has received cash deposits from counterparties totaling $266 million and $102 million at December 31, 2004 and 2003, respectively. The cash deposits placed and received are included on the Consolidated Balance Sheet in Other assets and Other liabilities, respectively.

17	Pension and Other Postretirement Benefits

Pension

Certain GMAC employees are eligible to participate in various domestic and foreign pension plans of General Motors. Benefits under the plans are generally related to an employee’s length of service, salary and, where applicable, contributions. For these plans, GMAC is a participating employer in GM sponsored retirement plans. As such, GM allocates pension expense to GMAC for participating employees. The allocation is made on a pro-rata basis and, as such, is impacted by the various assumptions (discount rate, return on plan assets, etc.) that GM utilizes in determining its pension obligation. Detailed information about GM’s pension plans can be found in the GM Annual Report on Form 10-K. Pension expense allocated for GMAC employees participating in GM plans totaled $50 million, $51 million, and $26 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Other employees (primarily at the Mortgage operations, Commercial Finance Group, and certain subsidiaries of GMAC Insurance) participate in separate retirement plans that provide for pension payments to eligible employees upon retirement based on factors such as length of service and salary. The following summarizes information relating to these non-GM sponsored plans:

	2004			2003

	GMAC		Commercial	GMAC		Commercial
	Mortgage	GMAC	Finance	Mortgage	GMAC	Finance
Year ended December 31, (in millions)	Operations	Insurance	Group	Operations	Insurance	Group

Benefit obligation	$250	$34	$23	$247	$28	$18
Fair value of plan assets	211	21	18	154	16	12

Funded status	(39)	(13)	(5)	(93)	(12)	(6)
Unrecognized net actuarial gain (loss)	39	5	—	91	5	(1)
Unrecognized prior service cost	1	—	—	1	—	—
Net transition obligation	—	—	—	—	—	—

Accrued benefit cost	$1	$(8)	$(5)	$(1)	$(7)	$(7)

Net pension expense (a)	$34	$5	$5	$26	$4	$5

(a)	Net pension expense for year ended December 31, 2002, totaled $21, $3, and $5 for GMAC Mortgage operations, GMAC Insurance, and Commercial Finance Group, respectively.

Cash contributions to these non-GM sponsored pension plans made by GMAC Mortgage operations, GMAC Insurance, and Commercial Finance Group for the year ended December 31, 2004 were $37 million, $4 million, and $3 million, respectively.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

The expected rate of return on plan assets is an estimate determined by the Company by summing the expected inflation and the expected real rate of return on stocks and bonds based on allocation percentages within the trust. The weighted average assumptions for the non-GM sponsored pension plans are presented below.

Year ended December 31,	2004	2003

Discount rate	6.02%	6.68%
Expected return on plan assets	8.67%	8.68%
Rate of compensation increase	5.27%	5.32%

Other Postretirement Benefits

GMAC and certain of its subsidiaries participate in various postretirement medical, dental, vision, and life insurance plans of General Motors while other GMAC subsidiaries participate in separately maintained postretirement plans. These benefits are funded as incurred from the general assets of the Company. GMAC accrues postretirement benefit costs over the active service period of employees to the date of full eligibility for such benefits. The Company has provided for certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as other postretirement benefits. Notwithstanding the recording of such amounts and the use of these terms, the Company does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of the Company (other than pensions) represent legally enforceable liabilities of the Company. Other postretirement benefits expense of the Company totaled $72 million, $74 million, and $67 million in 2004, 2003, and 2002, respectively.

18	Income Taxes

The significant components of income tax expense were as follows:

Year ended December 31, (in millions)	2004	2003	2002

Current income tax expense
U.S. federal	$1,518	$1,411	$908
Foreign	128	161	206
State and local	(37)	351	290

Total current expense	1,609	1,923	1,404

Deferred income tax expense
U.S. federal	(466)	(196)	(128)
Foreign	142	63	(9)
State and local	149	(199)	(196)

Total deferred expense	(175)	(332)	(333)

Total income tax expense	$1,434	$1,591	$1,071

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate applicable to income is shown in the following table.

Year ended December 31,	2004	2003	2002

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Change in tax rate resulting from:
State and local income taxes, net of federal income tax benefit	2.7	2.3	2.8
Tax-exempt income	(0.8)	(0.7)	(0.5)
Foreign income tax rate differential	(1.3)	(0.2)	(0.1)
Other(a)	(2.6)	(0.1)	(0.8)

Effective tax rate	33.0%	36.3%	36.4%

(a)	Reflects the benefit of favorable settlements with various tax authorities (both U.S. and International) as well as the impact of changes in reserve requirements.

Deferred tax assets and liabilities result from differences between assets and liabilities measured for financial reporting purposes and those measured for income tax return purposes. The significant components of deferred tax assets and liabilities are reflected in the following table.

December 31, (in millions)	2004	2003

Deferred tax liabilities
Lease transactions	$3,416	$3,967
Mortgage servicing rights	785	536
Deferred acquisition costs	584	428
Unrealized gains on securities	337	295
Debt issuance costs	335	123
Hedging transactions	220	145
Accumulated translation adjustment	113	19
State and local taxes	92	65
Other	16	68

Gross deferred tax liabilities	5,898	5,646

Deferred tax assets
Provisions for credit losses	1,105	1,092
Postretirement benefits	288	277
Unearned insurance premiums	278	250
Sales of finance receivables and loans	100	(17)
Foreign tax credits (a)	73	63
Insurance reserves	65	65
Other	235	266

Gross deferred tax assets	2,144	1,996

Net deferred tax liability	$3,754	$3,650

(a)	Net of valuation allowance of $112 as of December 31, 2004 and 2003.

Foreign pre-tax income totaled $1,004 million in 2004, $784 million in 2003, and $633 million in 2002. Foreign pre-tax income is subject to U.S. taxation when effectively repatriated. The Company provides federal income taxes on the undistributed earnings of foreign subsidiaries, except to the extent that such earnings are

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

indefinitely reinvested outside the United States. At December 31, 2004, $1,782 million of accumulated undistributed earnings of foreign subsidiaries was indefinitely reinvested. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The Corporation has open tax years from 1998 to 2003 with various U.S. and foreign taxing jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they related to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The Corporation has established a liability of approximately $260 million for those matters where the amount of loss is probable and estimable. The amount of the liability is based on management’s best estimate given the Corporation’s history with similar matters and interpretations of current laws and regulations.

19	Transactions with Affiliates

As a wholly owned subsidiary, GMAC enters into various operating and financing arrangements with its parent, GM. A master intercompany agreement governs the nature of these transactions to ensure that they are done on an arms length basis, in accordance with commercially reasonable standards and in the best interest of GMAC as a diversified financial services company.

Balance Sheet

A summary of the balance sheet effect of transactions with GM and affiliated companies is as follows:

December 31, (in millions)	2004	2003

Dealer receivables due from GM (a)	$125	$112
Notes receivable from GM and affiliates	4,921	3,151
Advances to improve GM leased properties (b)	919	852
Accounts receivable from (payable to) GM and affiliates (c)	(1,506)	(731)
Capital contributions (non-cash)	119	—
Dividends paid	$1,500	$1,000

(a)	GMAC provides wholesale financing and term loans to dealerships owned by GM. These amounts are included in finance receivables and loans.
(b)	During 2000, GM entered into a sixteen year lease arrangement with GMAC, under which GMAC agreed to fund and capitalize improvements to three Michigan GM leased properties totaling $1.3 billion.
(c)	Includes wholesale settlements payments to GM, subvention receivables due from GM, and notes payable, which are included in accrued expenses, other liabilities, and debt, respectively.

In January 2004, GMAC assumed management and financial control of GM’s Brazilian financing operation (Banco GM, or BGM), while GM maintained legal ownership. As a result of entering into this arrangement, effective January 1, 2004, GMAC began consolidating BGM, which previously had been consolidated by GM. The impact of the consolidation was a $119 million increase in capital, which represents the net assets of the Brazilian operations on December 31, 2003. In the fourth quarter of 2004, GMAC purchased BGM from GM for $336 million resulting in the transfer of legal ownership to GMAC.

Retail and lease contracts acquired by GMAC that included rate and residual subvention from GM, payable directly or indirectly to GM dealers, as a percent of total new retail installment and lease contracts acquired were as follows:

Year ended December 31,	2004	2003

GM and affiliates rate subvented contracts acquired:
North American operations	63%	78%
International operations	58%	60%

In addition to subvention programs, GM provides payment guarantees on certain commercial assets GMAC has outstanding with certain third-party customers. As of December 31, 2004 and 2003, commercial obligations guaranteed by GM were $1,285 million and $1,311 million, respectively.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

Income Statement

A summary of the income statement effect of transactions with GM and affiliated companies is as follows:

Year ended December 31, (in millions)	2004	2003	2002

Net financing revenue:
GM and affiliates lease residual value support	$526	$986	$1,315
Wholesale subvention and service fees from GM	174	160	149
Interest paid on loans from GM	(45)	(22)	(40)
Consumer lease payments (a)	348	225	60
Insurance premiums earned from GM	450	479	498
Other income:
Interest on notes receivable from GM and affiliates	163	151	204
Interest on wholesale settlements (b)	101	106	136
Revenues from GM leased properties	63	58	50
Service fee income:
GMAC of Canada operating lease administration (c)	28	35	50
Rental car repurchases held for resale (d)	16	22	17
Other	—	14	13
Expense:
Employee retirement plan costs allocated by GM	114	116	86
Off-lease vehicle selling expense reimbursement (e)	(51)	(60)	(70)
Payments to GM for services, rent and marketing expenses	281	67	69

(a)	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle, with the customer’s remaining payment obligation waived. For certain programs, GM compensates GMAC for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle.
(b)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made prior to the expiration of transit, interest is received from GM.
(c)	GMAC of Canada, Limited administers operating lease receivables on behalf of GM of Canada Limited (GMCL) and receives a servicing fee, which is included in other income.
(d)	GMAC receives a servicing fee from GM related to the resale of rental car repurchases.
(e)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by GMAC on off-lease vehicles sold by GM at auction.

20	Comprehensive Income

Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available for sale securities, cash flow hedging activities and foreign currency translation adjustments. The following table presents the components and annual activity in other comprehensive income:

				Accumulated
	Unrealized gains			other
	on investment	Translation	Cash flow	comprehensive
Year ended December 31, (in millions)	securities (a)	adjustments (b)	hedges	income (loss)

Balance at December 31, 2001	$226	$(377)	$(171)	$(322)
2002 net change	77	137	13	227

Balance at December 31, 2002	303	(240)	(158)	(95)
2003 net change	245	300	67	612

Balance at December 31, 2003	548	60	(91)	517
2004 net change	78	306	265	649

Balance at December 31, 2004	$626	$366	$174	$1,166

(a)	Primarily represents the after-tax difference between the fair value and amortized cost of the available for sale securities portfolio.
(b)	Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar. Net change amounts are net of taxes totaling $104, $153, and $73 for the years ended December 31, 2004, 2003, and 2002, respectively.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

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

Year ended December 31, (in millions)	2004	2003	2002

Available for sale securities:
Net unrealized gains (losses) arising during the period, net of taxes (a)	$125	$199	$(234)
Reclassification adjustment for net (gains) losses included in net income, net of taxes (b)	(47)	46	311

Net change	78	245	77

Cash flow hedges:
Net unrealized gains (losses) on cash flow hedges, net of taxes (c)	264	61	(17)
Reclassification adjustment for net losses included in net income, net of taxes (d)	1	6	30

Net change	$265	$67	$13

(a)	Net of tax expense of $67 for 2004 and $109 for 2003 and tax benefit of $128 for 2002.
(b)	Net of tax expense of $25 for 2004 and tax benefit of $25 for 2003 and $168 for 2002.
(c)	Net of tax expense of $142 for 2004 and $37 for 2003 and tax benefit of $9 for 2002.
(d)	Net of tax benefit of $1 for 2004, $3 for 2003 and $16 for 2002.

21	Fair Value of Financial Instruments

The Company has developed the following fair value estimates by utilization of available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein is based on information available at December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to December 31, 2004 and 2003 could differ significantly from these amounts. The following describes the methodologies and assumptions used to determine fair value for the respective classes of financial instruments.

Investment Securities

Bonds, equity securities, notes, and other available for sale investment securities are carried at fair value, which is based on quoted market prices. The fair value of mortgage-related trading securities is based on market quotes to the extent available, discounted using market prepayment assumptions and discount rates. If external quotes are not available, valuations are based on internal valuation models using market based assumptions. Held to maturity investment securities are carried at amortized cost. The fair value of the held to maturity investment securities is based on valuation models using market based assumptions. Interests in securitization trusts are carried at fair value based on expected cash flows discounted at current market rates.

Loans Held for Sale

The fair value of loans held for sale is based upon actual prices received on recent sales of loans and securities to investors and projected prices obtained through investor indications considering interest rates, loan type, and credit quality.

Finance Receivables and Loans, Net

The fair value of finance receivables is estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to each category of finance receivables. The carrying value of wholesale receivables and other automotive and mortgage lending receivables for which interest rates reset on a short-term basis with applicable market indices are assumed to approximate fair value either because of the short-term nature or because of the interest rate adjustment feature. The fair value of mortgage loans held for investment is based on discounted cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality; the net realizable value of collateral and/or the estimated sales price based on quoted market prices where available or actual prices received on comparable sales of mortgage loans to investors.

Notes Receivable from GM

The fair value is estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to certain categories of other financing assets.

Derivative Assets and Liabilities

The fair value of interest rate swaps is estimated based on discounted expected cash flows using quoted market interest rates. The fair value of caps, written and purchased options, and mortgage-related interest rate swaps is based upon quoted market prices or broker-dealer quotes.

The fair value of foreign currency swaps is based on discounted expected cash flows using market exchange rates over the remaining term of the agreement.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

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

Deposits

Deposits represent certain consumer bank deposits as well as mortgage escrow deposits. The fair value of deposits with no stated maturity is equal to their carrying amount. The fair value of fixed-maturity deposits was estimated by discounting cash flows using currently offered rates for deposits of similar maturities.

The following table presents the carrying and estimated fair value of assets and liabilities considered financial instruments under Statements of Financial Accounting Standards 107, Disclosures about Fair Value of Financial Instruments (SFAS 107). Accordingly, certain amounts that are not considered financial instruments are excluded from the table.

	2004		2003

	Carrying		Carrying
December 31, (in millions)	value	Fair value	value	Fair value

Financial assets
Investment securities	$14,960	$14,963	$13,200	$13,193
Loans held for sale	19,934	20,224	19,609	19,930
Finance receivables and loans, net	199,725	199,952	174,362	176,819
Notes receivable from GM	4,921	4,915	3,151	3,143
Derivative assets	9,489	9,489	10,026	10,026
Financial liabilities
Debt (a)	269,678	270,734	239,495	244,786
Derivative liabilities	953	953	1,196	1,196
Deposits	4,230	4,106	1,754	1,660

(a)	Debt includes deferred interest for zero coupon bonds of $718 and $633 for 2004 and 2003, respectively.

22	Variable Interest Entities

The following describes the variable interest entities that GMAC has consolidated or in which it has a significant variable interest.

Automotive finance receivables — In certain securitization transactions, GMAC transfers consumer finance receivables and wholesale lines of credit into bank-sponsored multi-seller commercial paper conduits. These conduits provide a funding source to GMAC (as well as other transferors into the conduit) as they fund the purchase of the receivables through the issuance of commercial paper. Total assets outstanding in these bank-sponsored conduits approximated $16.1 billion as of December 31, 2004. While GMAC has a variable interest in these conduits, the Company is not considered to be the primary beneficiary, as GMAC does not retain the majority of the expected losses or returns. GMAC’s maximum exposure to loss as a result of its involvement with these non-consolidated variable interest entities is $168 million and would only be incurred in the event of a complete loss on the assets that GMAC transferred.

Mortgage warehouse funding — GMAC’s Mortgage operations transfer commercial and residential mortgage loans through various structured finance arrangements in order to provide funds for the origination and purchase of future loans. These structured finance arrangements include transfers to warehouse funding entities, including GMAC- and bank-sponsored commercial paper conduits. Transfers of assets from GMAC into each facility are accounted for as either sales (off-balance sheet) or secured financings (on-balance sheet) based on the provisions of SFAS 140. However, in either case, creditors of these facilities have no legal recourse to the general credit of GMAC. Some of these warehouse funding entities represent variable interest entities under FIN 46R.

Management has determined that for certain mortgage warehouse funding facilities, GMAC is the primary beneficiary and, as such, consolidates the entities in accordance with FIN 46R. The assets of these residential mortgage warehouse entities totaled $4.6 billion at December 31, 2004, the majority of which are included in loans held for sale and finance receivables and loans, net of unearned income, in the Company’s Consolidated Balance Sheet. The assets of the commercial mortgage warehouse entities totaled $526 million at December 31, 2004, the majority of which are included in loans held for sale and finance receivables and loans, net of unearned income, in the Company’s Consolidated Balance Sheet. The beneficial interest holders of these variable interest entities do not have legal recourse to the general credit of GMAC.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

Residential mortgage loan alliances — GMAC-RFC has invested in strategic alliances with several mortgage loan originators. These alliances may include common or preferred equity investments, working capital or other subordinated lending, and warrants. In addition to warehouse lending arrangements, management has determined that GMAC does not have the majority of the expected losses or returns and as such, consolidation is not appropriate under FIN 46R. Total assets in these alliances were $174 million at December 31, 2004. The Company’s maximum exposure to loss under these alliances, including commitments to lend additional funds or purchase loans at above-market rates, is $285 million at December 31, 2004.

Construction and real estate lending — The Company uses a special purpose entity to finance construction lending receivables. The special purpose entity purchases and holds the receivables and funds the majority of the purchases through financing obtained from third-party asset-backed commercial paper conduits. GMAC is the primary beneficiary, and as such, consolidates the entity in accordance with FIN 46R. The assets in this entity totaled $1.2 billion at December 31, 2004, which are included in finance receivables and loans, net of unearned income, in the Company’s Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to the general credit of GMAC.

GMAC-RFC has subordinated real estate lending arrangements with certain entities. These entities are created to develop land and construct residential homes. Management has determined that GMAC does not have the majority of the expected losses or returns, and as such, consolidation is not appropriate under FIN 46R. Total assets in these entities were $194 million at December 31, 2004, of which $49 million represents GMAC’s maximum exposure to loss.

Warehouse lending — The Company has a facility in which it transfers mortgage warehouse lending receivables to a 100% owned SPE which then sells a senior participation interest in the receivables to an unconsolidated QSPE. The QSPE funds the purchase of the participation interest from the SPE through financing obtained from third-party asset-backed commercial paper conduits. The SPE funds the purchase of the receivables from the Company with cash obtained from the QSPE, as well as a subordinated loan and/or an equity contribution from the Company. The senior participation interest sold to the QSPE and the commercial paper issued are not included in the assets or liabilities of the Company. Once the receivables have been sold, they may not be purchased by the Company except in very limited circumstances, such as a breach in representations or warranties. Management has determined that GMAC is the primary beneficiary of the SPE, and as such, consolidates the entity in accordance with FIN 46R. The assets of the SPE totaled $686 million at December 31, 2004, which are included in finance receivables and loans, net of unearned income, in the Company’s Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to the general credit of GMAC.

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

GMAC receives an asset management fee for purposes of surveillance of existing collateral performance. In the event that an asset is credit impaired, a call option is triggered whereby GMAC, as collateral manager, may buy the asset out of the pool and sell it to a third-party. The call is triggered only by events that are outside of GMAC’s control, such as the downgrade by a rating agency of an asset in the pool or in the event more than a specified percentage of mortgage loans underlying a security are greater than 60 days delinquent (or have been liquidated). In the event the conditions under which the Company can exercise the call option are met, the Company recognizes these assets. In accordance with these provisions, GMAC did not recognize any assets as of December 31, 2004 or 2003.

For the majority of the Company’s remaining CDOs, the results of the primary beneficiary analysis support the conclusion that consolidation is not appropriate under FIN 46R, because GMAC does not have the majority of the expected losses or returns. The assets in these CDOs totaled $2.5 billion at December 31, 2004, of which GMAC’s maximum exposure to loss is $50 million, representing GMAC’s retained interests in these entities. The maximum exposure to loss would only occur in the unlikely event that there was a complete loss on GMAC’s retained interests in these entities. In addition, management has determined that for a particular CDO entity, GMAC is the primary beneficiary, and as such, consolidates the entity in accordance with FIN 46R. The assets in this entity totaled $294 million at December 31, 2004, the majority of which are included in investment securities in the Company’s Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to the general credit of GMAC.

Interests in real estate partnerships — The Company’s Commercial Mortgage operations syndicate investments in real estate partnerships to unaffiliated investors in the form of limited partner ownership interests (typically 99.99% of the total interests). These syndicated real estate partnerships, in turn, acquire limited partner ownership interests in various operating partnerships that develop, own, and operate affordable housing properties throughout the

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

United States. Returns to investors in the partnerships syndicated by the Company are derived from flow-through low-income housing tax credits and tax losses generated by the underlying operating partnership entities. The Company does have loss exposure based on its limited partnership interest and to the investors in the guaranteed syndicated real estate partnerships to which the Company has guaranteed a rate of return. The loss exposure represents the potential under-delivery of income tax benefits by the syndicated real estate partnerships to the investors.

In certain syndicated real estate partnerships, the Company has guaranteed a specified rate of return to the investors. In the event of a shortfall in the delivery of tax benefits to the investors, the Company is required to provide funding to the syndicated real estate partnerships. Syndicated real estate partnerships that contain a guarantee (i.e., guaranteed syndicated real estate partnerships) are reflected in the Company’s Consolidated Financial Statements under the financing method, in accordance with Statement of Financial Accounting Standards 66, Accounting for Sales of Real Estate (SFAS 66). Under the financing method, the assets and liabilities of the guaranteed syndicated real estate partnerships are reflected on GMAC’s Consolidated Balance Sheet. More specifically, cash and cash equivalents and equity method investments (in the underlying operating partnership entities) of the guaranteed syndicated real estate partnerships are included in assets in the Company’s Consolidated Balance Sheet. Liabilities of the guaranteed syndicated real estate partnerships consist almost entirely of a financing liability (initially equal to the amount of equity contributed by each investor), payable to each tax credit fund investor. The financing liability to the investors is extinguished over the life of the guaranteed syndicated real estate partnerships, as annual tax benefits guaranteed to each investor are delivered.

In addition to reflecting the assets and liabilities of the guaranteed syndicated real estate partnerships, the Company has variable interests in the underlying operating partnerships (primarily in the form of limited partnership interests). The results of the Company’s variable interest analysis indicated that GMAC is not the primary beneficiary of these partnerships and, as a result, is not required to consolidate these entities under FIN 46R. Assets outstanding in the underlying operating partnerships approximated $5.0 billion at December 31, 2004. GMAC’s exposure to loss at such time was $708 million, representing the financing liability reflected in GMAC’s Consolidated Financial Statements, or the amount payable to investors in the event of liquidation of the partnerships. The Company’s exposure to loss increases as unaffiliated investors fund additional guaranteed commitments with the Company, and decreases as tax benefits are delivered to unaffiliated investors. Considering such committed amounts, the Company’s exposure to loss in future periods is not expected to exceed $1.6 billion.

New market tax credit funds — The Company syndicates and manages investments in partnerships that make investments, typically mortgage loans that, in turn, qualify the partnerships to earn New Markets Tax Credits. New Markets Tax Credits permit taxpayers to receive a federal income tax credit for making qualified equity investments in community development entities. For one particular tax credit fund, management has determined that GMAC does not have the majority of the expected losses or returns, and as such, consolidation is not appropriate under FIN 46R. The assets in these investments totaled $62 million at December 31, 2004, of which $45 million represents GMAC’s maximum exposure to loss. In addition to this entity, management has determined that for another tax credit fund, GMAC is a primary beneficiary, and as such, consolidates the entity in accordance with FIN 46R. The assets in the entity totaled $76 million at December 31, 2004, which are included in Other assets in the Company’s Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to the general credit of GMAC.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

23	Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. Financial information for GMAC’s reporting segments is summarized below.

Reporting Segments

	Financing operations (a)		Mortgage operations

	North				GMAC
Year ended December 31,	American	International	GMAC	GMAC-	Commercial
(in millions)	Operations (b)	Operations (b)	Residential	RFC	Mortgage	Insurance	Other (c)	Consolidated

2004
Net financing revenue before provision for credit losses	$5,971	$1,670	$262	$1,992	$84	$—	$817	$10,796
Provision for credit losses	(806)	(144)	5	(983)	—	—	(16)	(1,944)
Other revenue	2,210	706	1,457	1,145	1,014	3,983	(534)	9,981

Total net revenue	7,375	2,232	1,724	2,154	1,098	3,983	267	18,833
Noninterest expense	5,972	1,665	1,223	1,148	823	3,497	158	14,486

Income before income tax expense	1,403	567	501	1,006	275	486	109	4,347
Income tax expense	409	152	226	377	71	157	42	1,434

Net income	$994	$415	$275	$629	$204	$329	$67	$2,913

Total assets	$192,207	$33,495	$15,235	$78,706	$15,670	$11,744	$(22,918)	$324,139

2003
Net financing revenue before provision for credit losses	$6,597	$1,571	$95	$1,369	$225	$—	$839	$10,696
Provision for credit losses	(1,045)	(185)	(20)	(420)	3	—	(54)	(1,721)
Other revenue	2,250	523	1,798	968	1,144	3,464	(546)	9,601

Total net revenue	7,802	1,909	1,873	1,917	1,372	3,464	239	18,576
Noninterest expense	6,189	1,471	1,282	1,065	858	3,186	141	14,192

Income before income tax expense	1,613	438	591	852	514	278	98	4,384
Income tax expense (benefit)	594	159	217	314	172	99	36	1,591

Net income	$1,019	$279	$374	$538	$342	$179	$62	$2,793

Total assets	$191,658	$27,105	$10,205	$60,084	$15,193	$10,340	$(26,422)	$288,163

2002
Net financing revenue before provision for credit losses	$6,169	$1,315	$9	$533	$208	$—	$921	$9,155
Provision for credit losses	(1,310)	(165)	(10)	(208)	(21)	—	(439)	(2,153)
Other revenue	2,900	373	1,180	998	898	2,840	(668)	8,521

Total net revenue	7,759	1,523	1,179	1,323	1,085	2,840	(186)	15,523
Noninterest expense	5,791	1,189	1,165	816	719	2,754	148	12,582

Income before income tax expense	1,968	334	14	507	366	86	(334)	2,941
Income tax expense (benefit)	732	128	8	194	141	(1)	(131)	1,071

Net income	$1,236	$206	$6	$313	$225	$87	$(203)	$1,870

Total assets	$170,476	$21,824	$14,654	$26,800	$11,994	$8,722	$(26,742)	$227,728

(a)	Financing operations in the MD&A also includes the Commercial Finance Group, which is a separate operating segment and is included in Other above.
(b)	North American Operations consists of automotive financing in the U.S. and Canada. International Operations consists of automotive financing and full service leasing in all other countries and Puerto Rico.
(c)	Represents the Company’s Commercial Finance Group, certain corporate activities related to the Mortgage Group, reclassifications and eliminations between the reporting segments. At December 31, 2004, total assets were $8.0 billion for the Commercial Finance Group, $10 million for the corporate activities of the Mortgage Group and $(30.9) billion in eliminations.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

Information concerning principal geographic areas was as follows:

Geographic Information

			Income before		Long-lived
Year ended December 31, (in millions)	Revenue (a)	Expense (b)	income taxes	Net income	assets (c)

2004
Canada	$1,552	$1,258	$294	$194	$5,930
Europe	2,293	1,880	413	305	3,274
Latin America	768	456	312	226	108
Asia-Pacific	309	187	122	95	267

Total foreign	4,922	3,781	1,141	820	9,579
Total domestic	13,911	10,705	3,206	2,093	22,182

Total	$18,833	$14,486	$4,347	$2,913	$31,761

2003
Canada	$1,189	$966	$223	$159	$4,484
Europe	1,957	1,622	335	209	2,949
Latin America	603	356	247	170	89
Asia-Pacific	365	258	107	103	226

Total foreign	4,114	3,202	912	641	7,748
Total domestic	14,462	10,990	3,472	2,152	21,801

Total	$18,576	$14,192	$4,384	$2,793	$29,549

2002
Canada	$996	$726	$270	$200	$3,298
Europe	1,422	1,221	201	127	2,583
Latin America	529	372	157	93	75
Asia-Pacific	327	231	96	59	173

Total foreign	3,274	2,550	724	479	6,129
Total domestic	12,249	10,032	2,217	1,391	21,888

Total	$15,523	$12,582	$2,941	$1,870	$28,017

(a)	Revenue consists of total net revenue as presented on the Consolidated Statement of Income.
(b)	Expense is composed of total expense as presented on the Consolidated Statement of Income.
(c)	Primarily consists of net operating leases assets, goodwill, intangible assets, and net property and equipment.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

24	Guarantees, Commitments, Contingencies and Other Risks

Guarantees

Guarantees are defined as contracts or indemnification agreements that contingently require the Company to make payments to third-parties based on changes in an underlying agreement that is related to a guaranteed party. The following summarizes the Company’s outstanding guarantees made to third-parties.

	2004		2003

		Carrying value		Carrying value
December 31, (in millions)	Maximum liability	of liability	Maximum liability	of liability

Construction lending	$964	$3	$640	$2
Standby letters of credit	316	2	269	4
Securitization and sales:
Agency loans sold with recourse	4,648	6	2,415	3
Commercial mortgage securitizations	1,210	1	1,301	—
HLTV securitizations	416	11	587	31
Mortgage-related securities	31	29	92	44
Guarantees for repayment of third-party debt	212	3	208	—

Construction lending — The Company has guaranteed repayment of principal and interest on certain construction loans through its Commercial Mortgage operations. Additionally, the guarantees are issued on long-term fixed rate agency loans. Losses would be incurred in the event of default of the underlying construction loans. These guarantees expire at various times during 2005 to 2009.

Standby letters of credit — The Company’s Financing operations (primarily through its Commercial Finance Group) issues financial standby letters of credit to customers that represent irrevocable guarantees of payment of specified financial obligations (typically to customer’s suppliers). In addition, GMAC’s Mortgage operations issue letters of credit as part of its warehouse and construction lending activities. Expiration dates on the letters of credit range from 2005 to ongoing commitments, and are generally collateralized by assets of the client (trade receivables, cash deposits, etc.).

Agency loans sold with recourse — The Company’s Mortgage operations guarantee agency loans sold with recourse. Guarantees represent exposure on loans sold with recourse and subject to first loss position. Losses would be incurred in the event of default of the underlying loans. This guarantee represents an ongoing agreement with Fannie Mae.

Commercial mortgage securitizations — The Company (through its commercial Mortgage operations) has guaranteed repayment of principal and interest associated with certain commercial mortgage loan securitization transactions. Securities issued as a result of these securitization transactions were credit enhanced by an AAA rated insurer and the Company has issued a guarantee to the insurer for a portion of the guaranteed securities. The Company has also retained an investment in these securitizations that is subordinate to these guarantees. Collateral totaling $110 million and $75 million has been posted with regard to these guarantees for the years ended December 31, 2004 and 2003, respectively. Losses on the guarantee would be incurred in the event that losses on the underlying collateral exceed the Company’s subordinated investment. Expiration dates range from 2005 to ongoing agreements.

Also, on occasion, the Company has entered into put option agreements with third-party banks through its commercial Mortgage operations. In these agreements, the bank has the option to tender bonds to GMAC at a purchase price of par plus accrued interest thereon. Upon exercise of such tender option by the bank, GMAC agrees to repurchase the bonds from the bank from its own funds. The term of these put options varies but, in all cases is less than one year. The notional amounts of the unexercised put options aggregated $59 million and $39 million as of December 31, 2004 and 2003, respectively.

High loan-to-value (HLTV) securitizations — The Company’s residential Mortgage operations have entered into agreements to provide credit loss protection for certain HLTV securitization transactions. Collateral totalling $133 million and $163 million is pledged with regard to these guarantees for the years ended December 31, 2004 and 2003, respectively. GMAC is required to perform on its guaranty obligation when the security credit enhancements are exhausted and losses are passed through to broker-dealers or when the bond insurer makes a payment under the bond insurance policy. The guarantees terminate the first calendar month during which the security aggregate note amount is reduced to zero.

Mortgage-related securities — GMAC-RFC has contingent obligations related to prepayment risk on sales of certain mortgage-related securities. For the years ended December 31, 2004 and 2003, the obligations require payment of remaining principal upon maturity of senior classes of issued securities and are capped at

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

$31 million and $92 million, respectively, with this cap decreasing as the underlying securities pay down. As of December 31, 2004 and 2003, the Company had recorded a liability of $29 million and $44 million, respectively, representing its estimate of the amount it will pay on these obligations on a discounted cash flow basis.

Guarantees for repayment of third-party debt — Under certain arrangements, the Company guarantees the repayment of third-party debt obligations in the case of default. Some of these guarantees are collateralized by letters of credit.

The Company’s Commercial Finance Group provides credit protection to third-parties which guarantee payment of specified financial obligations of the third-party suppliers, without purchasing such obligations.

Other guarantees — The Company has other standard indemnification clauses in certain of its funding arrangements that would require GMAC to pay lenders for increased costs resulting from certain changes in laws or regulations. Since any changes would be dictated by legislative and regulatory actions, which are inherently unpredictable, the Company is not able to estimate a maximum exposure under these arrangements. To date, GMAC has not made any payments under these indemnification clauses. The Company’s Mortgage operations sponsor certain agents who originate mortgage loans under government loan programs. Under these arrangements, the Company has guaranteed uninsured losses resulting from the actions of the agents. At December 31, 2004 and 2003, the Company did not record any liabilities associated with this guarantee. Since we are unable to predict the agents actions, the Company is not able to estimate a maximum exposure related to this guarantee.

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

Commitments

Financing Commitments
The contract amount and gain and loss positions of financial commitments, are as follows:

	2004			2003

	Contract	Gain	Loss	Contract	Gain	Loss
December 31, (in millions)	amount	position	position	amount	position	Position

Commitments to:
Originate/purchase mortgages or securities (a)	$13,865	$9	$(26)	$10,806	$72	$(6)
Sell mortgages or securities (a)	11,823	6	(10)	8,322	1	(48)
Remit excess cash flows on certain loan portfolios (b)	4,335	19	—	4,351	6	(105)
Fund construction lending (c)	2,702	—	—	1,872	—	—
Sell retail automotive receivables (d)	2,000	—	—	—	—	—
Provide capital to equity method investees (e)	343	—	—	158	—	—
Unused mortgage lending commitments (f)	15,519	—	—	17,625	—	—
Unused revolving credit line commitments (g)	6,721	—	—	6,775	—	—

(a)	The fair value is estimated using published market information associated with commitments to sell similar instruments. Included as of December 31, 2004 and 2003 are commitments accounted for as derivatives with a contract amount of $18,232 and $14,495; a gain position of $26 and $60; and a loss position of $35 and $159, respectively.
(b)	Under certain residential mortgage purchase agreements, GMAC is committed to remitting cash flows that exceed a required rate of return less credit loss reimbursements to the mortgage originators. This commitment is accounted for as a derivative.
(c)	GMAC is committed to fund the completion of the development of certain lots and model homes up to the agreed upon amount per project.
(d)	GMAC has entered into agreements with third-party banks to sell automotive retail receivables in which GMAC transfers all credit risk to the purchaser (whole loan sales).
(e)	GMAC is committed to lend equity capital to certain private equity funds. The fair value of these commitments is considered in the overall valuation of the underlying assets with which they are associated.

(f)	The fair value of these commitments is considered in the overall valuation of the related assets.

(g)	The unused portions of revolving lines of credit reset at prevailing market rates, and as such, approximate market value.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

The mortgage lending and revolving credit line commitments contain an element of credit risk. Management reduces its credit risk for unused mortgage lending and unused revolving credit line commitments by applying the same credit policies in making commitments as it does for extending loans. The Company typically requires collateral as these commitments are drawn.

Lease Commitments

Future minimum rental payments required under operating leases, primarily for real property, with noncancelable lease terms that expire after December 31, 2004, were as follows:

Year ended December 31, (in millions)

2005	$195
2006	158
2007	130
2008	94
2009	62
2010 and thereafter	147

Total minimum payment required	$786

Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $230 million, $230 million and $221 million in 2004, 2003 and 2002, respectively.

Contractual Commitments — The Company has entered into multiple agreements for information technology, marketing and advertising, and voice and communication technology and maintenance. Many of the agreements are subject to variable price provisions, fixed or minimum price provisions, and termination or renewal provisions. Future payment obligations under these agreements totaled $319 million and are due as follows: $203 million in 2005, $94 million in 2006 and 2007, $21 million in 2008 and 2009, and $1 million after 2010.

Extended Service and Maintenance Contract Commitments — Extended service contract programs provide consumers with expansions and extensions of vehicle warranty coverage for specified periods of time and mileages. Such coverage generally provides for the repair or replacement of components in the event of failure. The terms of these contracts, which are sold through automobile dealerships and direct mail, range from 3 to 84 months.

The following table presents an analysis of activity in unearned service revenue.

Year ended December 31, (in millions)	2004	2003

Balance at beginning of year	$2,033	$1,161
Written service contract revenue	1,237	1,264
Earned service contract revenue	(561)	(392)

Balance at end of year	$2,709	$2,033

Legal Contingencies

GMAC is subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against it.

GMAC and its subsidiaries are named as defendants in a number of legal actions, and from time to time, involved in governmental proceedings arising in connection with GMAC’s respective businesses. Some of the pending actions purport to be class actions. The Company establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, it is the opinion of management that the eventual outcome of the actions against GMAC will not have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of a legal matter, if unfavorable, may be material to the Company’s consolidated financial condition, results of operations, or cash flows.

Other Contingencies

GMAC is subject to potential liability under various other exposures including tax, non-recourse loans, self-insurance, and other miscellaneous contingencies. The Company establishes reserves for these contingencies when the item becomes probable and the costs can be reasonably estimated. The actual costs of resolving these items may be substantially higher or lower than the amounts reserved for any one item. Based on information currently available, it is the opinion of management that the eventual outcome of these items will not have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

Other Risks

Loans Sold with Recourse
The Company’s outstanding recourse obligations were as follows:

December 31, (in millions)	2004	2003

Loans with recourse
Sold	$3,449	$3,152
Repurchased	43	56
Maximum exposure on loans sold with recourse (a):
Full exposure	611	427
Limited exposure	53	107

Total exposure	$664	$534

(a)	Maximum recourse exposure is net of amounts reinsured with third-parties totaling $1 and $156 at December 31, 2004 and 2003, respectively. Loss reserves, included in other liabilities, related to loans sold with recourse totaled $7 and $5 at December 31, 2004 and 2003, respectively.

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

The majority of GMAC’s finance receivables and loans and operating lease assets are geographically diversified throughout the United States. Outside the United States, finance receivables and loans and operating lease assets are concentrated in Canada, Europe (primarily Germany and the United Kingdom), Australia and Mexico.

The Company’s Insurance operations have a concentration of credit risk related to loss and loss adjustment expenses and prepaid reinsurance ceded to certain state insurance funds. Michigan insurance law and the Company’s large market share in North Carolina, result in credit exposure to the Michigan Catastrophic Claims Association and the North Carolina Reinsurance Facility totaling $722 million and $664 million at December 31, 2004 and 2003, respectively.

Capital Requirements

Various international subsidiaries of the Company are subject to regulatory and other requirements of the jurisdictions in which they operate. These entities operate either as a bank or a regulated finance company in the local market. The regulatory restrictions primarily dictate that these subsidiaries meet certain minimum capital requirements, restrict dividend distributions and require that some assets be restricted. To date, compliance with these various regulations has not had a materially adverse effect on the Company’s financial position, results of operations, or cash flows. Total assets in these entities approximated $13.2 billion and $10.4 billion as of December 31, 2004 and 2003, respectively.

The Company also has certain subsidiaries of the Mortgage operations and North American Automotive Financing operations that operate as depository institutions in the United States which are subject to minimum aggregate capital requirements, and other subsidiaries that are required to maintain regulatory capital requirements under agreements with Freddie Mac, Fannie Mae, Ginnie Mae, the Department of Housing and Urban Development, Utah State Department of Financial Institutions, and the Federal Deposit Insurance Corporation (FDIC). Assets in the depository institutions totaled $7.5 billion and $3.3 billion at December 31, 2004 and 2003, respectively. Deposits in the entities are insured by the FDIC. As of December 31, 2004, the Company has met all regulatory requirements and was in compliance with the minimum capital requirements.

GMAC Insurance is subject to certain minimum aggregated capital requirements, restricted net assets, and restricted dividend distributions under applicable state insurance law, the National Association of Securities Dealers, the Financial Services Authority in England, the Office of the Superintendent of Financial Institution of Canada, and the National Insurance and Bonding Commission of Mexico. To date, compliance with these various regulations has not had a materially adverse effect on the Company’s financial position, results of operations, or cash flows.

Under the various state insurance regulations, dividend distributions may be made only from statutory unassigned surplus, and the state regulatory authorities must approve such distributions if they exceed certain statutory limitations. Based on the December 31, 2004 statutory policyholders’ surplus, the maximum dividend that could be paid by the insurance subsidiaries over the next twelve months without prior statutory approval approximates $226 million.

Supplementary Financial Data
General Motors Acceptance Corporation

Summary of Consolidated Quarterly Earnings (unaudited)

Year ended December 31, 2004	Reported	Restated	Reported	Restated	Reported	Restated
(in millions)	First (a)	First	Second (a)	Second	Third (a)	Third	Fourth

Total financing revenue	$4,894	$4,943	$4,974	$5,052	$4,974	$5,032	$5,304
Interest and discount expense	2,206	2,223	2,228	2,253	2,367	2,398	2,661
Provision for credit losses	457	476	411	412	544	548	508
Total net revenue	4,716	4,690	4,842	4,830	4,662	4,621	4,692
Net income (b)	$786	$764	$860	$846	$656	$620	$683

(a)	Certain amounts have been reclassified to conform to the annual presentation (refer to Note 1 to the Consolidated Financial Statements), prior to the restatements discussed below.
(b)	Net income for the quarterly period ended December 31, 2004 was previously furnished in a Form 8-K filing on January 19, 2005 as $611.

Year ended December 31, 2003
(in millions)	First	Second	Third	Fourth

Total financing revenue	$4,291	$4,665	$4,615	$4,689
Interest and discount expense	1,794	1,854	1,959	1,957
Provision for credit losses	410	386	451	474
Total net revenue	4,543	4,929	4,493	4,611
Net income	$699	$834	$630	$630

GMAC’s quarterly information for each of the three quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 has been restated from previously reported results to adjust for certain amounts that were recognized in the incorrect 2004 quarterly period. These adjustments did not impact GMAC’s 2004 annual results, financial condition as of December 31, 2004 or cash flows for year ended December 31, 2004, nor were any of these adjustments individually material to GMAC’s annual or quarterly consolidated financial statements. Most of the adjustments relate to items detected and recorded in the fourth quarter of 2004 at GMAC’s residential mortgage businesses (GMAC Residential and GMAC-RFC) that relate to earlier 2004 quarters. More specifically, certain of the adjustments were identified and corrected through internal control remediation that occurred in connection with GMAC’s Corporate Sarbanes-Oxley Section 404 program. The most significant of these adjustments involve the valuation of certain interests in securitized assets, accounting for deferred income taxes related to certain secured financing transactions and the income statement effects of consolidating certain mortgage transfers previously recognized as sales.