Form 10-K/A
period 2004-12-31
GENERAL MOTORS ACCEPTANCE CORP
filed 2005-04-13
CIK 40729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

General Motors Acceptance Corporation (GMAC or the Company) is filing this amendment to Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005 (2004 Form 10-K). The “Reports of Independent Registered Public Accounting Firm,” which appear on pages 53 and 54 of the 2004 Form 10-K, did not include the signature of Deloitte & Touche LLP. At the time of the March 16, 2005 filing of the Form 10-K with the Securities and Exchange Commission, GMAC was in possession of manually-signed copies of the audit opinions, but the signature in typed form was inadvertently omitted from the electronic version. The purpose of this amendment is to file the “Reports of Independent Registered Public Accounting Firm” which include the signatures in typed form.

Except for the amendment described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, GMAC’s 2004 Form 10-K. For convenience and ease of reference, this amendment sets forth “Item 8 — Financial Statements and Supplementary Data” from the 2004 Form 10-K in its entirety with the applicable changes. Because this amendment only incorporates the signature in typed form of Deloitte & Touche LLP on the “Reports of Independent Registered Public Accounting Firm,” the dates of all reports and certifications remain as originally filed.

GMAC’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports are available on the Company’s internet website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the United States Securities and Exchange Commission (SEC). These reports are available at www.gmacfs.com, under Investment, Financial Statements, and SEC Filings.

Contents
Part I
Signatures

INDEX
General Motors Acceptance Corporation

		Page

Part I
Item 1.	Business	*
Item 2.	Properties	*
Item 3.	Legal Proceedings	*
Item 4.	Submission of Matters to a Vote of Security Holders	*

Part II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	*
Item 6.	Selected Financial Data	*
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	*
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 8.	Financial Statements and Supplementary Data	1
	Statement of Responsibility for Preparation of Financial Statements	3
	Management’s Report on Internal Control over Financial Reporting	4
	Reports of Independent Registered Public Accounting Firm	5
	Consolidated Statement of Income	7
	Consolidated Balance Sheet	8
	Consolidated Statement of Changes in Stockholder’s Equity	9
	Consolidated Statement of Cash Flows	10
	Notes to Consolidated Financial Statements	11
	Supplementary Financial Data	47
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	*
Item 9A.	Controls and Procedures	*
Item 9B.	Other Information	*

Part III
Item 10.	Directors and Executive Officers of the Registrant	*
Item 11.	Executive Compensation	*
Item 12.	Security Ownership of Certain Beneficial Owners and Management	*
Item 13.	Certain Relationships and Related Transactions	*
Item 14.	Principal Accountant Fees and Services	*

Part IV
Item 15.	Exhibits, Financial Statement Schedules	*
Signatures		2
Index of Exhibits		*

* Refer to the 2004 Form 10-K filed on March 16, 2005.

Contents
General Motors Acceptance Corporation

Part I

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements, together with the notes thereto and the reports of Management and of Deloitte & Touche LLP dated March 14, 2005, begin on page 3 of this 10-K/A. Unaudited supplementary financial data for each quarter within the two years ended December 31, 2004 is included herein on page 47.

GMAC’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports are available on the Company’s internet website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the United States Securities and Exchange Commission (SEC). These reports are available at www.gmacfs.com, under Investment, Financial Statements, and SEC Filings.

Signatures
General Motors Acceptance Corporation

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of April, 2005.

General Motors Acceptance Corporation
(Registrant)

/s/ SANJIV KHATTRI Sanjiv Khattri Executive Vice President and Principal Financial Officer	/s/ LINDA K. ZUKAUCKAS Linda K. Zukauckas Controller and Principal Accounting Officer

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

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

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

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