Form 10-Q
period 2005-03-31
GENERAL MOTORS ACCEPTANCE CORP
filed 2005-05-10
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number: 1-3754

GENERAL MOTORS ACCEPTANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-0572512 (I.R.S. Employer Identification No.)

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

As of March 31, 2005, there were outstanding 10 shares of the issuer’s $.10 par value common stock.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

		Page
Part I — Financial Information

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Statement of Income for the Three Months Ended March 31, 2005 and 2004 (as restated)	3

	Condensed Consolidated Balance Sheet as of March 31, 2005 and December 31, 2004	4

	Condensed Consolidated Statement of Changes in Stockholder’s Equity for the Three Months Ended March 31, 2005 and 2004 (as restated)	5

	Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (as restated)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4.	Controls and Procedures	30

Part II — Other Information

Item 1.	Legal Proceedings	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	*

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32

Index of Exhibits		33
Computation of Ratio of Earnings to Fixed Charges
Certification of Principal Executive Officer to Rule 13a-14(a)/15d-14(a)
Certification of Principal Financial Officer to Rule 13a-14(a)/15d-14(a)
Certification of PEO and PFO Pursuant to 18 U.S.C. Section 1350

* Item is omitted pursuant to the Reduced Disclosure Format, as set forth on the cover page of this filing.

Condensed Consolidated Statement of Income (unaudited)

General Motors Acceptance Corporation

		(As restated
		See Note 1)
Three months ended March 31, (in millions)	2005	2004
Revenue
Consumer	$2,519	$2,474
Commercial	623	485
Loans held for sale	381	304
Operating leases	1,665	1,671

Total revenue	5,188	4,934
Interest and discount expense	3,001	2,223

Net revenue before provision for credit losses	2,187	2,711
Provision for credit losses	329	484

Net revenue	1,858	2,227
Insurance premiums and service revenue earned	920	870
Mortgage banking income	695	462
Investment income	250	214
Other income	976	880

Total net revenue	4,699	4,653
Expense
Depreciation expense on operating lease assets	1,270	1,203
Compensation and benefits expense	811	729
Insurance losses and loss adjustment expenses	589	595
Other operating expenses	926	916

Total noninterest expense	3,596	3,443
Income before income tax expense	1,103	1,210
Income tax expense	375	446

Net income	$728	$764

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)

General Motors Acceptance Corporation

	March 31,	December 31,
(in millions)	2005	2004
Assets
Cash and cash equivalents	$16,060	$22,718
Investment securities	20,643	14,960
Loans held for sale	22,569	19,934
Finance receivables and loans, net of unearned income
Consumer	145,414	150,449
Commercial	48,738	53,210
Allowance for credit losses	(3,390)	(3,422)

Total finance receivables and loans, net	190,762	200,237
Investment in operating leases, net	27,027	26,072
Notes receivable from General Motors	3,446	4,921
Mortgage servicing rights, net	4,247	3,890
Premiums and other insurance receivables	1,894	1,763
Other assets	28,580	29,644

Total assets	$315,228	$324,139

Liabilities
Debt
Unsecured	$163,917	$177,003
Secured	95,878	91,957

Total debt	259,795	268,960
Interest payable	2,792	3,394
Unearned insurance premiums and service revenue	4,918	4,727
Reserves for insurance losses and loss adjustment expenses	2,543	2,505
Accrued expenses and other liabilities	18,891	18,382
Deferred income taxes	3,821	3,754

Total liabilities	292,760	301,722
Stockholder’s equity
Common stock, $.10 par value (10,000 shares authorized, 10 shares issued and outstanding) and paid-in capital	5,760	5,760
Retained earnings	15,719	15,491
Accumulated other comprehensive income	989	1,166

Total stockholder’s equity	22,468	22,417

Total liabilities and stockholder’s equity	$315,228	$324,139

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statement of Changes in Stockholder’s Equity (unaudited)

General Motors Acceptance Corporation

		(As restated
		See Note 1)
Three months ended March 31, (in millions)	2005	2004
Common stock and paid-in capital
Balance at beginning of year	$5,760	$5,641
Increase in paid-in capital	—	129

Balance at March 31,	5,760	5,770

Retained earnings
Balance at beginning of year	15,491	14,078
Net income	728	764
Dividends paid	(500)	—

Balance at March 31,	15,719	14,842

Accumulated other comprehensive income (loss)
Balance at beginning of year	1,166	517
Other comprehensive loss	(177)	(23)

Balance at March 31,	989	494

Total stockholder’s equity
Balance at beginning of year	22,417	20,236
Increase in paid-in capital	—	129
Net income	728	764
Dividends paid	(500)	—
Other comprehensive loss	(177)	(23)

Total stockholder’s equity at March 31,	$22,468	$21,106

Comprehensive income
Net income	$728	$764
Other comprehensive loss	(177)	(23)

Comprehensive income	$551	$741

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)

General Motors Acceptance Corporation

		(As restated
		See Note 1)
Three months ended March 31, (in millions)	2005	2004
Operating activities
Net cash (used in) provided by operating activities	($4,718)	$1,674

Investing activities
Purchases of available for sale securities	(6,041)	(1,838)
Proceeds from sales of available for sale securities	1,230	809
Proceeds from maturities of available for sale securities	1,901	1,076
Net maturities (purchases) of held to maturity securities	7	(7)
Net increase in finance receivables and loans	(20,926)	(34,071)
Proceeds from sales of finance receivables and loans	29,681	25,034
Purchases of operating lease assets	(3,672)	(3,153)
Disposals of operating lease assets	1,395	2,015
Change in notes receivable from General Motors	1,450	31
Purchases and originations of mortgage servicing rights, net	(397)	(300)
Acquisitions of subsidiaries, net of cash acquired	—	21
Other, net	(2,113)	(2,217)

Net cash provided by (used in) investing activities	2,515	(12,600)

Financing activities
Net change in short-term debt	150	2,824
Proceeds from issuance of long-term debt	10,532	20,653
Repayments of long-term debt	(16,127)	(15,042)
Other financing activities	1,566	1,730
Dividends paid	(500)	—

Net cash (used in) provided by financing activities	(4,379)	10,165

Effect of exchange rate changes on cash and cash equivalents	(76)	(5)

Net decrease in cash and cash equivalents	(6,658)	(766)
Cash and cash equivalents at beginning of year	22,718	17,976

Cash and cash equivalents at March 31,	$16,060	$17,210

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

The condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 are unaudited but, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain prior period amounts have been reclassified to conform to the current period presentation. The most significant reclassification relates to depreciation expense on operating lease assets, which was previously netted against operating lease revenue and now is reflected as a separate component of noninterest expense.

The interim period consolidated financial statements, including the related notes, are condensed and in accordance with interim generally accepted accounting principles in the United States of America (GAAP). These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in GMAC’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the United States Securities and Exchange Commission (SEC).

As disclosed in GMAC’s 2004 Annual Report on Form 10-K, GMAC’s quarterly information for the three months ended March 31, 2004 has been restated from previously reported results to adjust for certain amounts that were recognized in the incorrect 2004 quarterly period. These adjustments did not impact GMAC’s 2004 annual results, financial condition as of December 31, 2004 or cash flows for the year ended December 31, 2004, nor were these adjustments individually material to GMAC’s quarterly consolidated financial statements. Most of the adjustments relate to items detected and recorded in the fourth quarter of 2004 at GMAC’s residential mortgage businesses (GMAC Residential and GMAC-RFC) that related to earlier 2004 quarters. More specifically, certain of the adjustments were identified and corrected through internal control remediation that occurred in connection with GMAC’s Corporate Sarbanes-Oxley Section 404 program. The most significant of these adjustments involved the valuation of certain interests in securitized assets, accounting for deferred income taxes related to certain secured financing transactions and the income statement effects of consolidating certain mortgage transfers previously recognized as sales. The effects of the restatements are as follows:

Three months ended	As previously
March 31, 2004 (in millions)	reported (a)	As restated
Total financing revenue	$4,894	$4,943
Interest and discount expense	2,206	2,223
Provision for credit losses	457	476
Total net revenue	4,716	4,690
Net income	$786	$764

Net income by reporting segment
North American Operations (b)	$294	$294
International Operations (b)	132	132
GMAC Residential	40	24
GMAC-RFC	180	174
GMAC Commercial Mortgage	33	33
Insurance Operations	91	91
Other (c)	16	16

Net income	$786	$764

(a)	Certain amounts have been reclassified to conform to the annual presentation, refer to Note 1 to GMAC’s 2004 Annual Report on Form 10-K.
(b)	North American Operations consist of automobile financing in the U.S. and Canada. International Operations consist of automotive financing and full service leasing in all other countries and Puerto Rico.
(c)	Represents the Company’s Commercial Finance Group, certain corporate activities related to the Mortgage Group and reclassifications and eliminations between the reporting segments

Recently Issued Accounting Standards
Statement of Position 03-3 — In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), that addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the accretable yield to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (expected at acquisition to be collected) over the investor’s initial investment in the loan and it prohibits carrying over or creating a valuation allowance for the excess of contractual cash flows over cash flows expected to be

Notes to Condensed Consolidated Financial Statements (unaudited)

General Motors Acceptance Corporation

collected in the initial accounting of a loan acquired in a transfer. SOP 03-3 and the required disclosures were effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption of SOP 03-3 did not have a material impact on the Company’s financial condition or results of operations.

2 Mortgage Banking Income

The following table presents the components of mortgage banking income.

Three months ended March 31, (in millions)	2005	2004
Mortgage servicing fees	$397	$354
Amortization and impairment of mortgage servicing rights (a)	(165)	(340)
Net (losses) gains on derivatives related to MSRs (b)	(24)	131

Net loan servicing income	208	145
Gains from sales of loans	395	220
Mortgage processing fees	30	23
Other	62	74

Mortgage banking income (c)	$695	$462

(a)	Includes additions to the valuation allowance representing impairment considered to be temporary.

(b)	Includes Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) hedge ineffectiveness, amounts excluded from the hedge effectiveness calculation and the change in value of derivative financial instruments not qualifying for hedge accounting.
(c)	Excludes net gains realized upon the sale of investment securities used to manage risk associated with mortgage servicing rights, which are reflected as a component of investment income.

3 Other Income

Three months ended March 31, (in millions)	2005	2004
Automotive receivable securitizations and sales
Gains (losses) on sales:
Wholesale securitizations	$145	$133
Retail automotive portfolio sales transactions	(29)	45
Retail automotive securitizations	(1)	7
Interest on cash reserves deposits	24	14
Service fees	23	15
Other	22	64

Total automotive receivable securitizations and sales	184	278
Real estate services	131	78
Interest and service fees on transactions with GM	110	85
Other interest revenue	94	71
Interest on cash equivalents	98	39
Full service leasing fees	44	40
Insurance service fees	37	34
Late charges and other administrative fees	42	43
Factoring commissions	19	19
Specialty lending fees	14	12
Fair value adjustment on certain derivatives (a)	(8)	(1)
Other	211	182

Total other income	$976	$880

(a)	Refer to Note 8 to the Condensed Consolidated Financial Statements for a description of the Company’s derivative and hedging activities.

Notes to Condensed Consolidated Financial Statements (unaudited)

General Motors Acceptance Corporation

4 Other Operating Expenses

Three months ended March 31, (in millions)	2005	2004
Insurance commissions	$235	$223
Technology and communications	139	122
Advertising and marketing	103	71
Professional services	104	106
Premises and equipment depreciation	73	68
Rent and storage	67	60
Full service leasing vehicle maintenance costs	61	54
Lease and loan administration	43	59
Auto remarketing and repossession	29	29
Amortization of intangible assets	3	3
Operating lease disposal gain	(96)	(66)
Other	165	187

Total other operating expenses	$926	$916

5 Finance Receivables and Loans

The composition of finance receivables and loans outstanding was as follows:

	March 31, 2005			December 31, 2004
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer
Retail automotive	$71,252	$18,175	$89,427	$73,911	$18,829	$92,740
Residential mortgages	53,109	2,878	55,987	54,643	3,066	57,709

Total consumer	124,361	21,053	145,414	128,554	21,895	150,449
Commercial
Automotive:
Wholesale	14,940	8,819	23,759	19,154	8,752	27,906
Leasing and lease financing	462	943	1,405	466	1,000	1,466
Term loans to dealers and other	2,834	717	3,551	2,890	787	3,677
Commercial and industrial	11,913	2,237	14,150	12,019	2,184	14,203
Real estate construction	2,629	294	2,923	2,658	152	2,810
Commercial mortgage	2,020	930	2,950	2,024	1,124	3,148

Total commercial	34,798	13,940	48,738	39,211	13,999	53,210

Total finance receivables and loans (a)	$159,159	$34,993	$194,152	$167,765	$35,894	$203,659

(a)	Total is net of unearned income of $7,375 and $7,621 as of March 31, 2005 and December 31, 2004, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)

General Motors Acceptance Corporation

The following table presents an analysis of the activity in the allowance for credit losses on finance receivables and loans.

Three months ended March 31,	2005			2004
(in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance at beginning of year	$2,951	$471	$3,422	$2,533	$509	$3,042
Provision for credit losses	305	24	329	480	4	484
Charge-offs
Domestic	(346)	(7)	(353)	(377)	(42)	(419)
Foreign	(51)	(4)	(55)	(53)	(2)	(55)

Total charge-offs	(397)	(11)	(408)	(430)	(44)	(474)

Recoveries
Domestic	47	2	49	32	—	32
Foreign	14	—	14	13	2	15

Total recoveries	61	2	63	45	2	47

Net charge-offs	(336)	(9)	(345)	(385)	(42)	(427)
Impacts of foreign currency translation	(9)	(3)	(12)	2	—	2
Securitization activity	(2)	(2)	(4)	(5)	7	2

Allowance at March 31,	$2,909	$481	$3,390	$2,625	$478	$3,103

6 Mortgage Servicing Rights

The following table summarizes mortgage servicing rights activity and related amortization.

Three months ended March 31, (in millions)	2005	2004
Balance at beginning of year	$4,819	$4,869
Originations and purchases, net of sales	397	300
Amortization	(269)	(212)
SFAS 133 hedge valuation adjustments	125	(386)
Other than temporary impairment	(14)	(2)

Balance at March 31,	$5,058	$4,569
Valuation allowance	(811)	(1,268)

Carrying value at March 31,	$4,247	$3,301

Estimated fair value at March 31,	$4,348	$3,387

The following table summarizes the change in the valuation allowance for mortgage servicing rights.

Three months ended March 31, (in millions)	2005	2004
Valuation allowance at beginning of year	$929	$1,149
Additions (deductions) (a)	(104)	121
Other than temporary impairment	(14)	(2)

Valuation allowance at March 31,	$811	$1,268

(a)	Changes to the valuation allowance, are reflected as a component of mortgage banking income.

For a description of mortgage servicing rights and the related hedging strategy, refer to Notes 1 and 10 to GMAC’s 2004 Annual Report on Form 10-K.

Notes to Condensed Consolidated Financial Statements (unaudited)

General Motors Acceptance Corporation

7 Debt

The presentation of debt in the following table is classified between domestic and foreign based on the location of the office recording the transaction.

	March 31, 2005			December 31, 2004
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Short-term debt
Commercial paper	$2,351	$3,396	$5,747	$4,330	$4,065	$8,395
Demand notes	8,218	328	8,546	8,802	354	9,156
Bank loans and overdrafts	4,230	6,871	11,101	4,555	7,294	11,849
Repurchase agreements and other (a)	28,581	976	29,557	23,569	2,058	25,627

Total short-term debt	43,380	11,571	54,951	41,256	13,771	55,027
Long-term debt
Senior indebtedness:
Due within one year	33,309	10,292	43,601	26,757	10,537	37,294
Due after one year	138,403	22,257	160,660	152,680	22,685	175,365

Total long-term debt	171,712	32,549	204,261	179,437	33,222	212,659
Fair value adjustment (b)	550	33	583	1,205	69	1,274

Total debt (c)	$215,642	$44,153	$259,795	$221,898	$47,062	$268,960

(a)	Repurchase agreements consist of secured financing arrangements with third parties at the Company’s Mortgage operations. Other primarily includes non-bank secured borrowings.
(b)	To adjust designated fixed rate debt to fair value in accordance with SFAS 133.
(c)	Includes secured debt, as depicted by asset class in the following table.

The following summarizes assets that are restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	March 31, 2005		December 31, 2004
		Related		Related
		secured		secured
(in millions)	Assets	debt (a)	Assets	debt (a)
Loans held for sale	$15,359	$13,202	$13,536	$11,213
Mortgage assets held for investment	60,226	55,012	60,796	57,304
Retail automotive finance receivables	18,472	17,304	18,163	17,474
Investment securities	8,156	7,163	4,522	3,597
Investment in operating leases, net	1,555	1,491	1,098	1,032
Real estate investments and other assets	3,124	1,706	2,204	1,337

Total	$106,892	$95,878	$100,319	$91,957

(a)	Included as part of secured debt are repurchase agreements of $13,625 and $9,905 where GMAC has pledged assets as collateral for approximately the same amount of debt at March 31, 2005 and December 31, 2004, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)

General Motors Acceptance Corporation

Liquidity Facilities
Liquidity facilities represent additional funding sources, if required. The financial institutions providing the uncommitted facilities are not legally obligated to fund such amounts. The following table summarizes the liquidity facilities maintained by the Company.

	Committed		Uncommitted		Total liquidity		Unused liquidity
	facilities		facilities		facilities		facilities
	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,
(in billions)	2005	2004	2005	2004	2005	2004	2005	2004
Automotive operations:
Syndicated multi-currency global credit facility (a)	$8.9	$8.9	$—	$—	$8.9	$8.9	$8.9	$8.9
U.S. Mortgage operations	—	—	6.5	7.6	6.5	7.6	3.3	3.9
Other:
U.S. asset-backed commercial paper liquidity and receivables facilities (b)	22.9	22.9	—	—	22.9	22.9	22.9	22.9
Other foreign facilities (c)	4.9	5.0	13.9	15.0	18.8	20.0	7.7	8.4

Total	$36.7	$36.8	$20.4	$22.6	$57.1	$59.4	$42.8	$44.1

(a)	The entire $8.9 is available for use by GMAC in the U.S., $0.8 is available for use by GMAC (UK) plc and $0.8 is available for use by GMAC International Finance B.V. in Europe. This facility serves primarily as backup for the Company’s unsecured commercial paper programs.

(b)	Relates to New Center Asset Trust (NCAT) and Mortgage Interest Networking Trust (MINT), which are special purpose entities administered by GMAC for the purpose of funding assets as part of GMAC’s securitization and mortgage warehouse funding programs. These entities fund assets primarily through the issuance of asset-backed commercial paper and represent an important source of liquidity to the Company. At March 31, 2005, NCAT commercial paper outstandings were $11.1 and are not consolidated in the Company’s Condensed Consolidated Balance Sheet. At March 31, 2005, MINT had commercial paper outstandings of $2.0, which is reflected as secured debt in the Company’s Condensed Consolidated Balance Sheet.

(c)	Consists primarily of credit facilities supporting operations in Canada, Europe, Latin America and Asia-Pacific.

The syndicated multi-currency global credit facility includes a $4.35 billion five-year facility (expires June 2008) and a $4.55 billion 364-day facility (expires June 2005). The 364-day facility includes a term loan option, which, if exercised by GMAC upon expiration, carries a one-year term. Additionally, a leverage covenant restricts the ratio of consolidated unsecured debt to total stockholder’s equity to no greater than 11.0:1, under certain conditions. More specifically, the covenant is only applicable on the last day of any fiscal quarter (other than the fiscal quarter during which a change in rating occurs) during such times as the Company has senior unsecured long-term debt outstanding, without third-party enhancement, which is rated BBB+ or less (by Standard & Poor’s), or Baa1 or less (by Moody’s). GMAC’s leverage ratio covenant was 8.2:1 at March 31, 2005, and the Company was, therefore, in compliance with this covenant. The leverage covenant calculation excludes from debt those securitization transactions accounted for as on-balance sheet secured financings. The Company will seek to renew the 364-day facility prior to its expiration in June.

8 Derivative Instruments and Hedging Activities

GMAC enters into interest rate and foreign currency futures, forwards, options and swaps in connection with its market risk management activities. In accordance with SFAS 133, as amended, GMAC records derivative financial instruments on the balance sheet as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative financial instrument and whether it qualifies for hedge accounting treatment. Refer to GMAC’s 2004 Annual Report on Form 10-K for a more detailed description of GMAC’s use of and accounting for derivative financial instruments.

Notes to Condensed Consolidated Financial Statements (unaudited)

General Motors Acceptance Corporation

The following table summarizes the pre-tax earnings effect for each type of accounting hedge classification, segregated by the asset or liability being hedged.

Three months ended March 31, (in millions)	2005	2004	Income Statement Classification
Fair value hedge ineffectiveness gain (loss):
Debt obligations	($4)	$13	Interest and discount expense
Mortgage servicing rights	(27)	2	Mortgage banking income
Loans held for sale	—	(1)	Mortgage banking income
Cash flow hedge ineffectiveness gain (loss):
Debt obligations	3	(15)	Interest and discount expense
Economic hedge change in fair value:
Off-balance sheet securitization activities:
Financing operations	(8)	(1)	Other income
Mortgage operations	1	10	Mortgage banking income
Foreign currency debt (a)	(90)	(97)	Interest and discount expense
Loans held for sale or investment	54	(49)	Mortgage banking income
Mortgage servicing rights	(36)	47	Mortgage banking income
Mortgage related securities	(43)	(6)	Investment income
Other	10	(34)	Other income

Total loss	($140)	($131)

(a)	Amount represents the difference between the changes in the fair values of the currency swap, net of the revaluation of the related foreign denominated debt.

In addition, net gains on fair value hedges excluded from assessment of effectiveness totaled $39 million and $82 million for the first quarter of 2005 and 2004, respectively.

9 Transactions with Affiliates

As a wholly-owned subsidiary, GMAC enters into various operating and financing arrangements with its parent GM. A master intercompany agreement governs the nature of these transactions to ensure that they are done on an arm’s-length basis, in accordance with commercially reasonable standards. In addition, GM and GMAC agree that GMAC’s total stockholder’s equity as reflected in its consolidated financial statements at the end of any quarter will be maintained at a commercially reasonable level appropriate to support the amount, quality and mix of GMAC’s assets.

Balance Sheet
A summary of the balance sheet effect of transactions with GM and affiliated companies is as follows:

	March 31,	December 31,
(in millions)	2005	2004
Dealer receivables due from GM (a)	$116	$125
Notes receivable from GM and affiliates (b)	3,446	4,921
Advances to improve GM leased properties (c)	937	919
Accounts payable to GM and affiliates, net (d)	(240)	(1,506)
Dividends paid (e)	500	1,500

(a)	GMAC provides wholesale financing and term loans to dealerships wholly-owned by GM. These amounts are included in finance receivables and loans.

(b)	Includes borrowing arrangements with GM Opel and GM of Canada, arrangements related to GMAC’s funding of GM company-owned vehicles and rental car vehicles awaiting sale at auction.

(c)	During 2000, GM entered into a 16-year lease arrangement with GMAC, under which GMAC agreed to fund and capitalize improvements to three Michigan properties leased by GM with a carrying value of $1.3 billion at March 31, 2005.

(d)	Includes wholesale settlements payments to GM, subvention receivables due from GM and notes payable, which are included in accrued expenses, other liabilities and debt, respectively.

(e)	The 2004 amount represents the total dividend payment to GM during the year, all of which was paid during the fourth quarter.

Notes to Consolidated Financial Statements (unaudited)

General Motors Acceptance Corporation

Retail and lease contracts acquired by GMAC that included rate and residual subvention from GM, payable directly or indirectly to GM dealers, as a percent of total new retail and lease contracts acquired were as follows:

Three months ended March 31,	2005	2004
GM and affiliates subvented contracts acquired:
North American operations	70%	81%
International operations	60	67

Income Statement
A summary of the income statement effect of transactions with GM and affiliated companies is as follows:

Three months ended March 31, (in millions)	2005	2004
Net revenue:
Wholesale subvention and service fees from GM	$53	$44
Interest paid on loans from GM	(9)	(4)
Consumer lease payments from GM (a)	34	125
Other income:
Interest on notes receivable from GM and affiliates	54	35
Interest on wholesale settlements (b)	28	25
Revenues from GM leased properties	18	14
Insurance premiums earned from GM	103	115
Service fee income:
GMAC of Canada operating lease administration (c)	6	7
Rental car repurchases held for resale (d)	4	5
Expense:
GM and affiliates lease residual value support	(103)	(139)
Employee retirement plan costs allocated by GM	46	39
Off-lease vehicle selling expense reimbursement (e)	(10)	(13)
Payments to GM for services, rent and marketing expenses	53	16

(a)	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle, with the customer’s remaining payment obligation waived. For certain programs, GM compensates GMAC for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle.

(b)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made prior to the expiration of transit, interest is received from GM.

(c)	GMAC of Canada, Limited administers operating lease assets on behalf of GM of Canada Limited (GMCL) and receives a servicing fee, which is included in other income.

(d)	GMAC receives a servicing fee from GM related to the resale of rental car repurchases.

(e)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by GMAC on off-lease vehicles sold by GM at auction.

Notes to Consolidated Financial Statements (unaudited)

General Motors Acceptance Corporation

10 Segment Information

10 Segment Information

Financial results for GMAC’s reporting segments are summarized below.

	Financing operations (a)		Mortgage operations
	North				GMAC
Three months ended March 31,	American	International	GMAC	GMAC-	Commercial	Insurance
(in millions)	Operations (b)	Operations (b)	Residential	RFC	Mortgage	operations	Other (c)	Consolidated
2005
Net revenue before provision for credit losses	$1,134	$376	$34	$386	$41	$—	$216	$2,187
Provision for credit losses	(148)	(30)	(1)	(132)	(14)	—	(4)	(329)
Other revenue	618	195	399	438	305	1,038	(152)	2,841

Total net revenue	1,604	541	432	692	332	1,038	60	4,699
Noninterest expense	1,435	392	297	298	241	895	38	3,596

Income before income tax expense	169	149	135	394	91	143	22	1,103
Income tax expense	41	42	64	143	28	48	9	375

Net income	$128	$107	$71	$251	$63	$95	$13	$728

Total assets	$182,331	$31,189	$20,634	$77,661	$15,779	$11,921	($24,287)	$315,228

2004
Net revenue before provision for credit losses	$1,508	$407	$58	$497	$22	$—	$219	$2,711
Provision for credit losses	(239)	(37)	(2)	(201)	—	—	(5)	(484)
Other revenue	647	177	261	292	222	977	(150)	2,426

Total net revenue	1,916	547	317	588	244	977	64	4,653
Noninterest expense	1,443	357	273	299	195	838	38	3,443

Income before income tax expense	473	190	44	289	49	139	26	1,210
Income tax expense	179	58	20	115	16	48	10	446

Net income	$294	$132	$24	$174	$33	$91	$16	$764

Total assets	$192,181	$27,444	$11,619	$65,392	$15,171	$10,810	($25,797)	$296,820

(a)	Financing operations in the MD&A also includes the Commercial Finance Group, which is a separate operating segment and is included in Other above.

(b)	North American Operations consist of automobile financing in the U.S. and Canada. International Operations consist of automotive financing and full service leasing in all other countries and Puerto Rico.

(c)	Represents the Company’s Commercial Finance Group, certain corporate activities related to the Mortgage Group and reclassifications and eliminations between the reporting segments. At March 31, 2005, total assets were $8 billion for the Commercial Finance Group, $8 million for the corporate activities of the Mortgage Group and ($32.3) billion in eliminations.

Management’s Discussion and Analysis

General Motors Acceptance Corporation

Overview

General Motors Acceptance Corporation (GMAC or the Company) is a leading global financial services firm with over $315 billion of assets and operations in 41 countries. Founded in 1919 as a wholly-owned subsidiary of General Motors Corporation, GMAC was established to provide GM dealers with the automotive financing necessary to acquire and maintain vehicle inventories and to provide retail customers means by which to finance vehicle purchases through GM dealers. GMAC products and services have expanded beyond automotive financing, and GMAC currently operates in three primary lines of business — Financing, Mortgage and Insurance operations. Refer to GMAC’s 2004 Annual Report on Form 10-K for a more complete description of the Company’s business activities, along with the products and services offered and the market competition.

Net income for GMAC’s businesses is summarized as follows:

Three months ended March 31, ($ in millions)	2005	2004
Financing (a)	$248	$442
Mortgage (b)	385	231
Insurance	95	91

Net income	$728	$764

Return on average equity (annualized)	12.9%	14.7%

(a)	Includes North America and International Automotive Finance segments, separately identified in Note 10 to the Condensed Consolidated Financial Statements, as well as the Company’s Commercial Finance Group.

(b)	Includes GMAC Residential, GMAC-RFC and GMAC Commercial Mortgage segments, separately identified in Note 10 to the Condensed Consolidated Financial Statements.

GMAC earned $728 million in the first quarter of 2005, representing a moderate decline of $36 million from the record first quarter earnings of $764 million earned in 2004. These results were achieved in a difficult funding environment that included higher market interest rates and the continuation of negative credit rating agency actions. Management continues to believe that GMAC will meet its annual earnings of $2.5 billion in 2005. Along with strong earnings, GMAC continued to provide global support for the marketing of GM vehicles, as well as provided a significant source of cash flow to GM through the payment of a $500 million dividend in the first quarter.

Net income from Financing operations totaled $248 million in the first quarter of 2005 as compared with $442 million earned in the same period of the prior year. The decrease reflects significantly lower net interest margins, somewhat mitigated by improved credit experience and stronger used car prices.

Mortgage operations earned $385 million in the first quarter of 2005, an increase of 67% from the $231 million earned in the first quarter of the prior year, reflecting increases for all three of GMAC’s mortgage entities — GMAC Residential, GMAC-RFC and GMAC Commercial Mortgage. Increases in interest rates favorably impacted mortgage servicing results and fee-based revenue. Although mortgage industry volumes in the first quarter of 2005 were below those of the first quarter of 2004, GMAC’s Mortgage operations continued to increase market share. As a result, mortgage origination volumes were higher for both the residential and commercial mortgage operations as compared to the first quarter of 2004, resulting in an increase in gains on sales of loans.

GMAC’s Insurance operations generated net income of $95 million in the first quarter of 2005, up $4 million from the $91 million earned in the first quarter of 2004. Strong net underwriting revenue and investment income contributed to the results.

The quarterly results presented in this MD&A for the three months ended March 31, 2004 have been restated to adjust for certain amounts that were recognized in the incorrect quarterly period during 2004. Refer to Note 1 to the Condensed Consolidated Financial Statements for further details.

Management's Discussion and Analysis

General Motors Acceptance Corporation

Financing Operations

GMAC’s Financing operations offer a wide range of financial services and products (directly and indirectly) to retail automotive consumers, automotive dealerships and other commercial businesses. The Company’s Finance operations is comprised of two separate reporting segments — North American Automotive Finance Operations and International Automotive Finance Operations and one operating segment — Commercial Finance Group. The products and services offered by GMAC’s Financing operations include the purchase of retail installment sales contracts and leases, extension of term loans, dealer floor plan financing and other lines of credit, fleet leasing and factoring of receivables. Refer to pages 10-20 of the Company’s 2004 Annual Report on Form 10-K for further discussion of the business profile of GMAC’s Financing operations.

Results of Operations
The following table summarizes the operating results of the Company’s Financing operations for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other reporting segments.

Three months ended March 31,
($ in millions)	2005	2004	Change	%
Revenue
Consumer	$1,710	$1,700	10	1
Commercial	472	389	83	21
Operating leases	1,666	1,672	(6)	—

Total revenue	3,848	3,761	87	2
Interest and discount expense	(2,231)	(1,748)	(483)	(28)
Provision for credit losses	(182)	(281)	99	35

Net financing revenue	1,435	1,732	(297)	(17)
Other income	777	800	(23)	(3)
Depreciation expense on operating leases	(1,270)	(1,203)	(67)	(6)
Operating lease disposal gain	96	66	30	45
Noninterest expense	(698)	(706)	8	1

Income tax expense	(92)	(247)	155	63

Net income	$248	$442	(194)	(44)

Total assets	$212,806	$219,125	($6,319)	(3)

As a result of tighter net interest margins due to the impact of increased funding costs, net income from GMAC’s Financing operations decreased 44% for the three months ended March 31, 2005 as compared to the same period in 2004. Favorable credit experience, continued strong remarketing performance on off-lease vehicles and the impact of favorable income tax items helped to mitigate the effect of lower net interest margins.

Consumer financing revenue was comparable with the previous year, consistent with relatively stable asset levels. Commercial revenue increased over 20% from the first three months of 2004 as a result of higher asset levels and the benefit of higher market interest rates in the first quarter of 2005 as compared to the first quarter of 2004. Operating lease revenue remained consistent with the first three months of 2004, despite higher asset levels in the first quarter of 2005, as compared to the same period in the prior year, primarily as a result of a reduction in payments from GM for leases terminated under GM sponsored “pull-ahead” programs from the first quarter of 2004. As part of these programs, GM waives the customer’s remaining payment obligation and compensates GMAC for the foregone revenue from the waived payments. In the first quarter of 2005, GM did not use the pull-ahead programs as a marketing tool to the extent they were used in the first quarter of 2004.

The increase in interest and discount expense of $483 million is commensurate with the higher funding costs experienced by GMAC as a result of an overall increase in market interest rates, and also reflect the wider credit spreads experienced over the past few years due to the Company’s lower credit rating. The increased cost of borrowings is reflected in the Company’s current funding portfolio and thereby continues to negatively impact GMAC’s net interest margins. Refer to the Funding and Liquidity section of this MD&A for further discussion.

The provision for credit losses decreased by 35% for the three months ended March 31, 2005 as compared to the same period in 2004. The decrease in the provision resulted primarily from a decline in consumer asset levels from December 2004 as a result of GMAC’s use of automotive portfolio sales transactions (whole loan sales) as a funding source and improved credit experience in the portfolio during the first quarter of 2005. Refer to the Credit Quality section of this MD&A for a further discussion.

Management’s Discussion and Analysis

General Motors Acceptance Corporation

Operating lease disposal gain for the three months ended March 31, 2005 was favorably impacted as a result of continued improvement in the remarketing results of off-lease vehicles, particularly in the United States. Reduced supply of used vehicles and lower initial residual values in the lease assets contributed to an increase in the average gain per vehicle from $461 for the first quarter of 2004 to an average gain per vehicle of $1,179 for the first quarter of 2005. The number of lease terminations in the first quarter of 2005 was 71,926 as compared to 117,839 in the first quarter of 2004.

In addition, GMAC’s Financing operations benefited from a reduction in remarketing expenses as a result of the reduced volume of off-lease vehicles. Repossession expenses also declined commensurate with a reduction in the number of repossessed vehicles in the U.S. portfolio, as compared to the first quarter of 2004. However, increased advertising expenses related to joint marketing programs with General Motors negatively impacted results for the first quarter of 2005, as compared to the same period in the prior year.

Total income tax expense declined by $155 million in the first quarter of 2005 as compared to the same period in 2004. The decrease is primarily the result of a reduction in taxable income, quarter over quarter, as well as the impact of favorable tax items, related to changes in reserve requirements and lower state and local tax accrual rates, primarily in the Company’s North American Automotive Finance Operations.

Financing Volume

The following table summarizes GMAC’s new vehicle consumer financing volume, the Company’s share of GM retail sales, and GMAC’s wholesale financing of new vehicles and related share of GM sales to dealers in markets where GMAC operates.

	GMAC volume		Share of GM sales
Three months ended March 31, (units in thousands)	2005	2004	2005	2004
New vehicle consumer financing
GM vehicles
North America
Retail contracts	312	262	38%	31%
Leases	137	108	17%	13%

Total North America	449	370	55%	44%
International (retail contracts and leases)	127	155	28%	40%

Total GM units financed	576	525	45%	42%

Non-GM units financed	15	20

Total consumer automotive financing volume	591	545

Wholesale financing of new vehicles
GM vehicles
North America	879	1,013	80%	80%
International	573	508	90%	88%

Total GM units financed	1,452	1,521	84%	83%

Non-GM units financed	43	50

Total wholesale volume	1,495	1,571

GMAC’s consumer financing volume and penetration levels are significantly impacted by the nature, timing and extent of GM’s use of rate, residual and other financing incentives for marketing purposes on consumer retail contracts and leases. Late in 2004, GM reduced its use of special rate financing programs and introduced marketing programs that provided cash incentives to customers that use GMAC to finance their purchase of a new GM vehicle. While the percentage of retail and lease contracts acquired by GMAC that included rate or residual subvention declined for North America in the first quarter of 2005, to 70%, as compared to 81% in the first quarter of 2004, penetration levels increased quarter over quarter, as GMAC’s North American Automotive Finance Operations benefited from these cash incentives. In addition, consistent with the last half of 2004, GM continued to shift a small portion of marketing incentives back to consumer leases from retail contracts. In contrast, in GMAC’s International Automotive Finance Operations, consumer penetration levels declined in the first quarter of 2005 as compared to the first quarter of 2004. This decline was principally a result of a reduction in GM incentives on new vehicles in Brazil during the first quarter of 2005, as well as the inclusion of GM vehicle sales in China, where GMAC has only recently commenced operations. GMAC’s wholesale financing continues to be the primary funding source for GM dealer inventories, as 2005 penetration levels remained relatively consistent with 2004 levels, and continue to reflect traditionally strong levels.

Management’s Discussion and Analysis

General Motors Acceptance Corporation

Consumer Credit

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

The managed portfolio includes retail receivables held on-balance sheet for investment and receivables securitized and sold that the Company continues to service, but excludes securitized and sold finance receivables that GMAC continues to service but has no other continuing involvement (i.e., in which GMAC retains an interest or risk of loss in the underlying receivables). GMAC believes that the disclosure of the credit experience of the managed portfolio presents a more complete presentation of GMAC’s credit exposure because the managed basis reflects not only on-balance sheet receivables, but also securitized assets as to which GMAC retains a risk of loss in the underlying assets (typically in the form of a subordinated retained interest). Consistent with the presentation in the Condensed Consolidated Balance Sheet, retail contracts presented in the table represent the principal balance of the finance receivable discounted for any unearned rate support received from GM.

	Average
	retail	Charge-offs,		Annualized net
	contracts	net of recoveries (a)		charge-off rate
Three months ended March 31, ($ in millions)	2005	2005	2004	2005	2004
Managed
North America	$80,681	$193	$256	0.96%	1.22%
International	14,986	35	33	0.93%	0.96%

Total managed	$95,667	$228	$289	0.95%	1.18%

On-balance sheet
North America	$75,646	$190	$249	1.00%	1.33%
International	14,986	35	33	0.93%	0.96%

Total on-balance sheet	$90,632	$225	$282	0.99%	1.27%

(a)	Net charge-offs exclude amounts related to the lump-sum payments on balloon finance contracts. These amounts totaled ($1) and $14 for the quarters ended March 31, 2005 and 2004, respectively.

The following table summarizes pertinent delinquency experience in the consumer automotive retail contract portfolio.

		Percent of retail contracts
		30 days or more past due (a)
	Managed		On-balance sheet
	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004
North America	2.09%	2.08%	2.24%	2.30%
International	2.67%	2.90%	2.67%	2.90%

Total	2.24%	2.28%	2.36%	2.47%

(a)	Past due contracts are calculated on the basis of the average number of contracts delinquent during a month and exclude accounts in bankruptcy.

Management’s Discussion and Analysis

General Motors Acceptance Corporation

In addition to the preceding loss and delinquency data, the following summarizes repossession information for the United States traditional consumer automotive retail contract portfolio (which represents approximately 72% of the Company’s on-balance sheet consumer automotive retail contract portfolio):

	Managed		On-balance sheet
Three months ended March 31,	2005	2004	2005	2004
Average retail contracts in bankruptcy (in units)	87,340	75,938	79,614	69,359
Bankruptcies as a percent of average number of contracts outstanding	1.74%	1.48%	1.96%	1.62%
Retail contract repossessions (in units)	22,314	24,718	20,228	23,086
Annualized repossessions as a percent of average number of contracts outstanding	1.78%	1.92%	1.99%	2.16%

The following table summarizes activity related to the consumer allowance for credit losses for GMAC’s Financing operations.

Three months ended March 31, ($ in millions)	2005	2004
Allowance at beginning of year	$2,035	$2,084
Provision for credit losses	177	284
Charge-offs
Domestic	(221)	(291)
Foreign	(50)	(49)

Total charge-offs	(271)	(340)

Recoveries
Domestic	36	31
Foreign	11	13

Total recoveries	47	44

Net charge-offs	(224)	(296)
Impacts of foreign currency translation	(10)	2
Securitization activity	—	(5)

Allowance at end of period	$1,978	$2,069
Allowance coverage (a)	2.21%	2.32%

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet consumer automotive retail contracts.

Credit fundamentals in GMAC’s consumer automotive portfolio remain strong, with improvements in delinquency trends, repossession activity and consumer credit loss rates in the first quarter of 2005, as compared to the same period in 2004. In addition, loss severity improved with a decline in the average loss incurred per new vehicle repossessed in the United States traditional portfolio from $7,931 in the first quarter of 2004 to $7,637 in the first quarter of 2005. The decline in loss severity is attributable to the strengthening in the used vehicle market resulting from a lower supply of used vehicles. The increase in the number of bankruptcies in the U.S. portfolio from March 31, 2004 reflects increased activity as a result of recently passed legislation, which will make it more difficult for U.S. consumers to file for bankruptcy protection in the future. Delinquency trends in the international portfolio have shown a significant improvement since the first quarter of 2004 as a result of a change in the mix of new and used retail contracts in the portfolio, as well as an improvement in credit performance in certain international markets. Consistent with observed improvements in loss performance, the allowance for credit losses as a percentage of the total on-balance sheet consumer portfolio decreased from March 2004.

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

Management’s Discussion and Analysis

General Motors Acceptance Corporation

At March 31, 2005, the only commercial receivables that had been securitized represent wholesale lines of credit extended to automotive dealerships, which historically experience low losses. Since only wholesale accounts have historically been securitized, the amount of losses on GMAC’s managed portfolio is the same as the on-balance sheet portfolio. As a result, only the on-balance sheet commercial portfolio credit experience is presented in the following table:

	Total				Average	Annualized charge-offs,
	loans	Impaired loans (a)			loans	net of recoveries
	March 31,	March 31,	Dec 31,	March 31,	Three months ended March 31,
($ millions)	2005	2005	2004	2004	2005	2005	2004
Wholesale	$23,759	$599	$534	$572	$26,314	$1	$—
		2.52%	1.91%	1.92%		0.02%	—
Other commercial financing	12,211	616	664	674	11,945	5	42
		5.04%	5.52%	5.53%		0.17%	1.38%

Total on-balance sheet	$35,970	$1,215	$1,198	$1,246	$38,259	$6	$42
		3.38%	3.00%	2.97%		0.06%	0.43%

(a)	Includes loans where it is probable that the Company will be unable to collect all amounts due according to the terms of the loan.

The following table summarizes the activity related to the commercial allowance for credit losses for GMAC’s Financing operations:

Three months ended March 31, (in millions)	2005	2004
Allowance at beginning of year	$322	$391
Provision for credit losses	5	(3)
Charge-offs
Domestic	(7)	(42)
Foreign	(1)	(2)

Total charge-offs	(8)	(44)

Recoveries
Domestic	2	—
Foreign	—	2

Total recoveries	2	2

Net charge-offs	(6)	(42)
Impacts of foreign currency translation	(3)	—

Allowance at end of period	$318	$346

Net charge-offs in the commercial portfolio remain at traditionally low levels in the first quarter of 2005. Charge-offs in the commercial portfolio declined as compared to the first quarter of 2004 as a result of a continued decline in the amount of charge-offs at the Company’s Commercial Finance Group (included in other commercial financing in the preceding table). Impaired loans in the commercial loan portfolio have increased in comparison to 2004 year-end levels as a result of an increase in the amounts outstanding in the wholesale lines of credit for certain dealer accounts, rather than a deterioration of credit quality in the overall wholesale portfolio. The decrease in the allowance for commercial credit losses is consistent with the lower level of charge-offs, partially offset by an increase in the amount of loans specifically identified as impaired.

Management’s Discussion and Analysis

General Motors Acceptance Corporation

Mortgage Operations

GMAC’s Mortgage operations are comprised of three separate operating and reporting segments: GMAC Residential Holding Corp. (GMAC Residential), GMAC-RFC Holding Corp., (GMAC-RFC) and GMAC Commercial Holding Corp. (GMAC Commercial Mortgage). The principal activities of the three segments involve the origination, purchase, servicing, sale and securitization of consumer (i.e., residential) and commercial mortgage loans and mortgage related products (e.g., real estate services). Typically, mortgage loans are originated and sold to investors in the secondary market, including securitization sales that are legally sold but are accounted for as secured financings. Refer to pages 20-27 of the Company’s 2004 Annual Report on Form 10-K for further discussion of the business profile of GMAC’s Mortgage operations.

Results of Operations

The following table summarizes the operating results of the Company’s Mortgage operations within each of the three Mortgage operations segments for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other operating segments.

	2005				2004
			GMAC	Consolidated			GMAC	Consolidated
Three months ended March 31,	GMAC	GMAC-	Commercial	Mortgage	GMAC	GMAC-	Commercial	Mortgage
($ in millions)	Residential(a)	RFC	Mortgage	Operations	Residential(a)	RFC	Mortgage	Operations	Change	%
Revenue
Total revenue	$132	$1,053	$156	$1,341	$116	$944	$114	$1,174	$167	14
Interest and discount expense	(98)	(667)	(115)	(880)	(58)	(447)	(92)	(597)	(283)	(47)
Provision for credit losses	(1)	(132)	(14)	(147)	(2)	(201)	—	(203)	56	28

Net financing revenue	33	254	27	314	56	296	22	374	(60)	(16)
Mortgage servicing fees	236	113	49	398	208	99	48	355	43	12
MSR amortization and impairment	(138)	(2)	(25)	(165)	(199)	(116)	(24)	(339)	174	51
MSR risk management activities	(14)	(10)	—	(24)	45	85	—	130	(154)	(118)
Gains on sale of loans	132	197	66	395	100	97	23	220	175	80
Other income	183	140	215	538	108	127	175	410	128	31
Noninterest expense	(297)	(298)	(241)	(836)	(274)	(299)	(195)	(768)	(68)	(9)
Income tax expense	(64)	(143)	(28)	(235)	(20)	(115)	(16)	(151)	(84)	(56)

Net income	$71	$251	$63	$385	$24	$174	$33	$231	$154	67

Investment securities	$4,844	$2,300	$2,091	$9,235	$377	$1,893	$1,857	$4,127	$5,108	124
Loans held for sale	7,820	8,492	6,257	22,569	5,730	4,247	8,308	18,285	4,284	23
Loans held investment, net	3,181	60,953	3,527	67,661	1,251	55,660	958	57,869	9,792	17
Mortgage servicing rights, net	2,919	754	574	4,247	2,220	560	521	3,301	946	29
Other assets	1,878	5,162	3,330	10,370	2,055	3,032	3,527	8,614	1,756	20

Total assets	$20,642	$77,661	$15,779	$114,082	$11,633	$65,392	$15,171	$92,196	$21,886	24

(a)	Includes balances for certain corporate activities of the Mortgage Group which are disclosed in the other category in Note 8 to the Condensed Consolidated Financial Statements.

Despite increases in market interest rates and a lower amount of overall mortgage industry volume, loan production at GMAC’s Mortgage operations increased by approximately 17% from the first quarter of 2004, to $41.8 billion. As a result, all three of GMAC’s Mortgage operating segments posted increases in net income from one year ago. On a combined basis, the first quarter 2005 results for GMAC’s residential based mortgage companies (GMAC Residential and GMAC-RFC) were up $124 million, an increase of 63% from the first quarter of 2004, as higher gains on sales, increased market share, increased fee-based revenue and improved mortgage servicing results substantially mitigated the impact of lower net interest margins. GMAC Commercial Mortgage’s earnings were up $30 million, almost double from the first quarter of 2004, reflecting higher gains on sales, commensurate with the increase in loan production, and an increase in fee-based revenue.

Net financing revenue was negatively impacted by increases in interest rates and the resulting increase in interest and discount expense, primarily at GMAC Residential and GMAC-RFC. Partially offsetting the increase in interest and discount expense was a favorable change in the provision for credit losses at GMAC-RFC. The decrease in the provision for credit losses is primarily the result of the larger provision for credit losses in the first quarter of 2004 due to a significant increase in domestic nonperforming loans in that quarter relative to the first quarter of 2005. The increase in the provision for credit losses at GMAC Commercial Mortgage is reflective of unfavorable credit trends related to specific loans within the commercial portfolio. Refer to the Credit Risk discussion within this Mortgage operations section of the MD&A for further discussion.

Mortgage servicing income benefited from the overall increase in market interest rates as lower prepayments resulted in higher servicing fees on residential mortgages and lower amortization and impairment of residential mortgage servicing rights (MSRs). The

Management’s Discussion and Analysis

General Motors Acceptance Corporation

carrying value of the Company’s MSRs increased to $4.2 billion at March 31, 2005 from $3.3 billion at March 31, 2004, with the related amortization and impairment of MSRs for the first quarter of 2005 at $165 million, compared to $339 million in the first quarter of 2004.

On a combined basis, gains on sales of loans increased by approximately 80% in the first quarter of 2005 from the same period in 2004, reflecting increases for each of GMAC Residential, GMAC-RFC and GMAC Commercial Mortgage. The increase in gains on sales of loans is commensurate with higher off-balance sheet securitization volumes, as well as an increase in mortgage origination volumes at each of the three mortgage companies from the first quarter of 2004. In addition, the sale of certain distressed assets by GMAC-RFC, resulted in a $66 million pre-tax gain in the first quarter of 2005 and is reflected in the gains on sale of loans.

Other income increased at GMAC Residential related to interest earned on investments in U.S. Treasury securities during the first quarter of 2005, which are utilized as economic hedges for the Company’s MSR portfolio. At March 31, 2005 and 2004, GMAC Residential had investment securities totaling $4.9 billion and $0.4 billion, respectively. In addition, GMAC Commercial Mortgage experienced an increase in fees related to tax syndication transactions and an increase in gains on certain equity investments. Noninterest expense for GMAC’s Mortgage operations increased in the first quarter of 2005 as compared to the first quarter of 2004 as a result of an increase in supplemental compensation expense, commensurate with the quarter over quarter increase in profitability.

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

	March 31,	December 31,	March 31,
($ in millions)	2005	2004	2004
Nonperforming loans:
Prime conforming	$13	$17	$27
Government	14	26	58
Prime non-conforming	249	197	203
Prime second-lien	58	53	56
Non-prime (a)	4,804	4,320	2,854

Total nonaccrual loans	5,138	4,613	3,198
Foreclosed assets	575	456	467

Total nonperforming assets	$5,713	$5,069	$3,665
As a % of total loan portfolio	10.20%	8.78%	7.03%

(a)	Includes $895, $909 and $514 at March 31, 2005, December 31, 2004 and March 31, 2004, respectively, of loans that were purchased as distressed assets, and as such, were considered nonperforming at the time of purchase.

The following table summarizes the activity related to the consumer allowance for credit losses for GMAC’s Mortgage operations.

Three months ended March 31,
($ in millions)	2005	2004
Allowance at beginning of year	$916	$449
Provision for credit losses	128	196
Charge-offs:
Domestic	(125)	(86)
Foreign	(1)	(4)

Total charge-offs	(126)	(90)

Recoveries:
Domestic	11	1
Foreign	3	—

Total recoveries	14	1

Net charge-offs	(112)	(89)
Impacts of foreign currency translation	—	—
Securitization activity	(1)	—

Allowance at end of period	$931	$556
Allowance coverage (a)	1.66%	1.07%

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet residential mortgage loans at the end of the period.

Management’s Discussion and Analysis

General Motors Acceptance Corporation

The increase in nonperforming assets and net charge-offs in the first quarter of 2005 as compared to the same period in 2004 is primarily the result of growth in the mortgage loans held for investment portfolio and the credit seasoning of these loans that were originated in prior years. The Company’s use of securitization transactions accounted for as secured financings has resulted in asset growth and, over time, results in an increase in the allowance as these assets mature. Starting in 2001, the Company began to structure many of its securitization transactions as secured financings as opposed to its historical use of off-balance sheet transactions. The portions of the portfolio most impacted by this change are the non-conforming and non-prime loan portfolios. As a result of these factors, the allowance for credit losses as a percentage of the total on-balance sheet held for investment residential mortgage loan portfolio also increased from March 2004.

Commercial Credit

The primary commercial credit exposures relate to the commercial mortgage operations, as well as the warehouse and construction lending activities of the residential mortgage operations. At GMAC Commercial Mortgage, credit risk primarily arises from direct and indirect relationships with borrowers who may default and potentially cause the Company to incur a loss if it is unable to collect amounts due through loss mitigation strategies. The portion of the allowance for estimated losses on commercial mortgage loans not specifically identified for impairment is based on periodic reviews and analysis of the total portfolio and considers past loan experience, the current credit composition of the total portfolio, historical credit migration, property type diversification, default and loss severity statistics and other relevant factors.

The amount of impaired loans in GMAC Commercial Mortgage’s loan portfolios amounted to $227 million, $208 million and $268 million at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. The reduction in impaired loans from March 31, 2004 to March 31, 2005 is the result of the resolution of certain assets during the year. Actual net charge-offs in GMAC Commercial Mortgage’s on-balance sheet held for investment commercial loan portfolio remained low, at $3 million for the three months ended March 31, 2005.

The Company’s residential mortgage operations have commercial credit exposure through warehouse and construction lending related activities. The following table summarizes the nonperforming assets and net charge-offs in GMAC Residential and GMAC-RFC on-balance sheet held for investment lending receivables portfolios for each of the periods presented. Nonperforming lending receivables are nonaccrual loans, foreclosed assets and restructured loans. Lending receivables are generally placed on nonaccrual status when they are 90 days or more past due or when timely collection of the principal of the loan, in whole or in part, is doubtful. Management’s classification of a receivable as nonaccrual does not necessarily indicate that the principal amount of the loan is uncollectible in whole or in part.

	March 31,	December 31,	March 31,
($ in millions)	2005	2004	2004
Nonperforming lending receivables:
Warehouse	$5	$5	$10
Construction	10	—	29
Other	4	2	—

Total nonaccrual lending receivables	19	7	39
Foreclosed assets	—	8	—

Total nonperforming assets	$19	$15	$39
As a % of total lending receivables portfolio	0.21%	0.16%	0.69%

Nonperforming assets related to warehouse and construction lending activities for the first three months of 2005 were impacted by the resolution of a small number of nonperforming construction loans during 2004. The result was a decrease in the balance of nonperforming loans as of March 31, 2005, as compared to March 31, 2004, with balances relatively stable since December 31, 2004.

The allowance for credit losses for the on-balance sheet commercial mortgage loan and mortgage lending receivables portfolios was $163 million, $149 million and $132 million at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. The increase since December 31, 2004 primarily reflects increased reserve levels at GMAC Commercial Mortgage due to unfavorable credit trends related to specific loans within the commercial portfolio, consistent with the increase in impaired loans since December 31, 2004.

Management’s Discussion and Analysis

General Motors Acceptance Corporation

Insurance Operations

GMAC Insurance insures automobile service contracts and underwrites personal automobile insurance coverages (ranging from preferred to non-standard risks) and selected commercial insurance and reinsurance coverages. Refer to pages 27-30 of the Company’s 2004 Annual Report on Form 10-K for further discussion of the business profile of GMAC’s Insurance operations.

Results of Operations

The following table summarizes the operating results of the Insurance operations for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other operating segments.

Three months ended March 31, ($ in millions)	2005	2004	Change	%
Revenue
Insurance premiums and service revenue earned	$911	$863	$48	6
Investment income	90	80	10	13
Other income	37	34	3	9

Total revenue	1,038	977	61	6
Insurance losses and loss adjustment expenses	(589)	(595)	6	1
Acquisition and underwriting expense	(284)	(224)	(60)	(27)
Premium tax and other expense	(22)	(19)	(3)	(16)

Income before income taxes	143	139	4	3
Income tax expense	(48)	(48)	—	—

Net income	$95	$91	$4	4

Total assets	$11,921	$10,810	$1,111	10

Net income from Insurance operations totaled $95 million for the first quarter of 2005, $4 million higher than 2004 first quarter net income of $91 million. The increase reflects higher earned premiums and an increase in investment income largely mitigated by an increase in acquisition and underwriting expenses commensurate with higher volumes and revenues. Insurance premiums, service and other written revenue amounted to $1,118 million in the first quarter of 2005, as compared to $1,057 million in the first quarter of 2004.

Total revenue at GMAC Insurance for the first quarter of 2005 totaled $1,038 million, as compared to $977 million for the same period in 2004, an increase of 6%. The improvement in revenue was attributable to increased volumes and earning rates in the international operations, extended warranty contracts and personal automobile policies. Investment income increased 13% due to a larger portfolio and higher interest and dividend yields. The market value of GMAC Insurance’s investment portfolio was $7,322 million and $6,531 million at March 31, 2005 and 2004, respectively.

Total expenses amounted to $895 million for the first quarter of 2005, an increase of 7%, as compared to $838 million in total expenses for the same period in 2004. The increase is substantially driven by higher acquisition and underwriting expenses (including commissions), which have increased commensurate with higher volumes and service contract revenues. Insurance losses and loss adjustment expenses, while essentially level from year to year, have decreased as a percentage of earned premium and service revenue earned.

Critical Accounting Estimates

The Company has identified critical accounting estimates that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition, results of operations or cash flows under different conditions or using different assumptions. GMAC’s most critical accounting estimates are:

•	Determination of the allowance for credit losses

•	Valuation of automotive lease residuals

•	Valuation of mortgage servicing rights

•	Valuation of interests in securitized assets

•	Determination of reserves for insurance losses and loss adjustment expenses

There have been no significant changes in the methodologies and processes used in developing these estimates from what is described in the Company’s 2004 Annual Report on Form 10-K.

Management’s Discussion and Analysis

General Motors Acceptance Corporation

Funding and Liquidity

Funding Sources and Strategy

GMAC’s liquidity as well as its ongoing profitability, in large part, is dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. In developing its funding strategy, management considers market conditions, prevailing interest rates, liquidity needs and the desired maturity profile of its liabilities. The Company’s strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base and management of debt maturities over a longer period of time, thereby maintaining sufficient cash balances. As part of its cash management strategy, from time to time the Company repurchases previously issued debt, but does so in a manner that does not compromise overall liquidity.

An important part of its overall funding and liquidity strategy is the Company’s access to substantial bank lines of credit. These bank lines of credit, which totaled $57.1 billion at March 31, 2005, provide “back-up” liquidity and represent additional funding sources, if required. Refer to Note 7 to the Condensed Consolidated Financial Statements for details of these liquidity lines (including asset-backed commercial paper conduits). In addition, the Company has $61.3 billion in funding commitments (with $31.9 billion utilized) through a variety of committed facilities with third parties (including third-party asset-backed commercial paper conduits) that GMAC’s Financing and Mortgage operations may use as additional secured funding sources. Included in these funding commitments are forward flow agreements with third parties, whereby the Company has agreed to sell a certain amount of automotive finance retail contracts over a designated period of time and the third parties have, in turn, committed to purchase a maximum amount of automotive finance retail contracts through a designated period of time.

The following table summarizes GMAC’s outstanding debt by funding source for the periods indicated:

	Outstanding
	March 31,	December 31,
($ in millions)	2005	2004
Commercial paper	$5,747	$8,395
Institutional term debt	97,698	105,894
Retail debt programs	38,855	38,706
Secured financings	95,878	91,957
Bank loans, and other	21,034	22,734

Total debt (a)	259,212	267,686
Off-balance sheet securitizations (b)	29,418	26,548
Customer deposits (c)	6,443	5,755

Total funding	$295,073	$299,989

Leverage ratio covenant (d)	8.2:1	8.6:1

(a)	Excludes fair value adjustment as described in Note 7 to the Condensed Consolidated Financial Statements.

(b)	Represents net funding from securitizations of retail automotive receivables accounted for as sales under Statement of Financial Accounting Standards 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140), as further described in Note 8 to the Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K, but excludes funding from securitizations of mortgage receivables and securities.

(c)	Includes consumer and commercial deposits at GMAC Automotive Bank, GMAC Bank, GMAC Commercial Bank and dealer wholesale deposits.

(d)	As described in Note 7 to the Condensed Consolidated Financial Statements, the Company’s liquidity facilities contain a leverage ratio covenant of 11.0:1 which excludes from debt securitization transactions that are accounted for on-balance sheet as secured borrowings (totaling $74,695 and $75,230 at March 31, 2005, and December 31, 2004, respectively). GMAC’s debt to equity ratio was 11.6:1 and 12.0:1, at March 31, 2005 and December 31, 2004, respectively, as determined by accounting principles generally accepted in the United States of America, which was the former basis for the leverage ratio covenant.

During 2004 and the first quarter of 2005, the Company continued to experience volatile unsecured credit spreads caused by negative credit rating agency actions related to the financial outlook of GM, its overall market position in the automotive industry and its burdensome health care obligations. The Company’s worldwide borrowing costs (including the effects of derivatives) for the three months ended March 31, 2005 averaged 4.30% compared to 3.62% for the same period in 2004. The increase in borrowing costs for the first quarter of 2005 as compared to the same period in 2004 is reflective of an increase in market interest rates since the first quarter of 2004, as well as higher unsecured credit spreads, reflecting the Company’s overall lower credit ratings (refer to the Credit Ratings section of this MD&A

Management’s Discussion and Analysis

General Motors Acceptance Corporation

for further information). This challenging environment has caused the Company to continue to reach beyond traditional unsecured debt sources and focus on expanding and developing a diversified funding base. In addition to the public markets for secured and unsecured debt, GMAC continues to access targeted retail products, including certificates of deposits through its banking activities, as well as expanding the sources of asset-backed funding to include bank conduits, whole loan sales, non-traditional securitizations, and various mortgage funding initiatives. Most recently, in May 2005, GMAC announced the restructuring of the residential mortgage operations through the capitalization of Residential Capital Corporation (ResCap). ResCap is seeking to achieve and maintain a stand-alone credit rating in order to provide additional operational and financial flexibility and to enhance the liquidity of the residential mortgage operations. Refer to the Funding and Liquidity section of the MD&A in the Company’s 2004 Annual Report on Form 10-K for further discussion of GMAC’s funding sources and strategy. Management expects that based on the Company’s current financial position, its funding strategy and diversified funding sources will continue to provide sufficient access to the capital markets to meet the Company’s ongoing funding needs.

Credit Ratings

Substantially all of the Company’s debt has been rated by nationally recognized statistical rating organizations. Concerns over the competitive and financial strength of GM, including how it will fund its burdensome health care liabilities, have resulted in the Company experiencing a series of negative rating actions, which commenced late in 2001. Most recently, on May 5, 2005, Standard & Poor’s downgraded the senior debt of GMAC to non-investment grade (to BB, from BBB-) while also downgrading the commercial paper rating to B-1, from A-3, with the other rating agencies continuing to maintain an investment grade rating on GMAC’s senior debt. A further reduction of GMAC’s credit ratings such that GMAC would be rated non-investment grade by more than one rating agency, would increase borrowing costs and further constrain GMAC’s access to unsecured debt markets, including capital markets for retail debt. In addition, a further reduction of GMAC’s credit ratings could increase the possibility of additional terms and conditions contained in any new or replacement financing arrangements. However, over the past few years, GMAC has increased the Company’s focus on expanding and developing diversified funding sources, including committed bank conduit facilities and asset-backed securities that are not directly affected by ratings on unsecured debt. Accordingly, the possibility of a further reduction of GMAC’s credit ratings such that GMAC would be rated non-investment grade by more than one rating agency is not expected to have a material effect on GMAC’s access to adequate capital to meet the Company’s funding needs in the short and medium term.

Notwithstanding the foregoing, management believes that the current ratings situation and outlook increases the level of risk as to the long term ability of the Company to sustain the current level of asset originations. Management continuously assesses this matter and is seeking to mitigate the increased risk by exploring whether actions could be taken that would provide a basis for rating agencies to evaluate GMAC’s financial performance in order to provide GMAC with ratings independent of those assigned to GM. Currently, only Moody’s and DBRS assign a different credit rating to GMAC than they do to GM. There can be no assurance that any actions by the Company would be taken or that such actions, if taken, would be successful in achieving a “split” rating from other rating agencies.

The following summarizes GMAC’s current ratings, outlook and the date of last rating or outlook change by the respective nationally recognized rating agencies.

Rating	Commercial	Senior
Agency	Paper	Debt	Outlook	Date of Last Action
Fitch	F-3	BBB–	Negative	March 16, 2005 (a)
Moody’s	Prime-2	Baa2	Negative	April 5, 2005 (b)
S&P	B-1	BB	Negative	May 5, 2005 (c)
DBRS	R-1 (low)	BBB (high)	Negative	March 16, 2005 (d)

(a)	Fitch downgraded the senior debt of GMAC to BBB- from BBB and downgraded the commercial paper rating to F-3 from F-2, and maintained an outlook of negative.

(b)	Moody’s lowered the senior debt of GMAC to Baa2 from Baa1, and maintained an outlook of negative.

(c)	Standard & Poor’s downgraded the senior debt of GMAC to BB from BBB- and downgraded the commercial paper rating to B-1 from A-3, and maintained an outlook of negative.

(d)	DBRS confirmed the ratings of GMAC, but changed the trend to negative from stable.

     Off-balance Sheet Activities

Off-balance Sheet Arrangements

The Company uses off-balance sheet entities as an integral part of its operating and funding activities. For further discussion of GMAC’s use of off-balance sheet entities, refer to the Off-balance Sheet Arrangements section in the Company’s 2004 Annual Report on Form 10-K.

Management’s Discussion and Analysis

General Motors Acceptance Corporation

The following table summarizes assets carried off-balance sheet in these entities.

	March 31,	December 31,
(in billions)	2005	2004
Securitization (a)
Retail finance receivables	$4.8	$5.6
Wholesale loans	24.5	21.3
Mortgage loans	73.1	70.9
Collateralized debt obligations (b)	3.4	3.3
Tax-exempt related securities	1.1	1.1

Total securitization	106.9	102.2
Other off-balance sheet activities
Mortgage warehouse	0.4	0.3
Other mortgage	3.5	3.5

Total off-balance sheet activities	$110.8	$106.0

(a)	Includes only securitizations accounted for as sales under SFAS 140, as further described in Note 8 to the Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K.

(b)	Includes securitization of mortgage-backed securities, some of which are backed by securitized mortgage loans as reflected in the above table.

     Accounting and Reporting Developments

Statement of Position 03-3 — In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), that addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the accretable yield to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (expected at acquisition to be collected) over the investor’s initial investment in the loan and it prohibits “carrying over” or creating a valuation allowance for the excess of contractual cash flows over cash flows expected to be collected in the initial accounting of a loan acquired in a transfer. SOP 03-3 and the required disclosures were effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption of SOP 03-3 did not have a material impact on the Company’s financial condition or results of operations.

     Consolidated Operating Results

The following section provides a discussion of GMAC’s consolidated results of operations as displayed in the Condensed Consolidated Statement of Income. The individual business segment sections of this MD&A provide a further discussion of the operating results.

Revenues

Total revenue increased by $254 million in the three months ended March 31, 2005, compared to the three months ended March 31, 2004 primarily from an increase in commercial interest income of $83 million at GMAC’s Financing operations as a result of higher earning rates corresponding to the rise in market interest rates during that time.

Interest and discount expense increased $778 million or 35% for the three months ended March 31, 2005, compared with the same period of 2004. This increase results from the negative impact of the Company’s lower credit rating and was also negatively impacted by higher funding costs due to an increase in overall market interest rates. The provision for credit losses decreased from $484 million for the three months ended March 31, 2004 to $329 million for the first quarter of 2005. This decrease resulted primarily from lower consumer asset levels at GMAC’s Financing operations attributable to the use of automotive portfolio sales transactions (whole loan sales) combined with favorable credit provisions in the residential mortgage loan portfolio during the first quarter of 2005. Insurance premiums and service revenue increased by $48 million for the three months ended March 31, 2005 as compared with the same period in 2004, due to volume growth and higher earning rates in the international operations, extended warranty contracts and personal automobile policies.

Mortgage banking income increased by $233 million for the first quarter of 2005, compared with the same period in the prior year, resulting from higher gains on sales of loans, increased service fee revenue and favorable amortization and impairment of mortgage servicing rights. The increase in gains from sales of loans resulted from higher off-balance sheet securitization volumes during the first quarter of 2005 compared with the prior year, as well as the sale of certain distressed assets during the first quarter of 2005. An

Management’s Discussion and Analysis

General Motors Acceptance Corporation

increase in overall market interest rates had a favorable impact on mortgage servicing fees and amortization and impairment of mortgage servicing rights as the number of loan prepayments declined compared to the prior year.

Investment and other income increased by $132 million as a result of interest income from investments in U.S. Treasury securities at the Company’s residential mortgage operations. Additionally, increases in fees related to tax syndications and gains on certain investments in commercial mortgage operations also contributed to the increased income.

Expenses

Noninterest expense increased by $153 million or 4% in the three months ended March 31, 2005. Depreciation expense on operating lease assets, which increased as a result of higher average operating lease asset levels as compared to the first quarter of 2004, represented $67 million of the increase in noninterest expense. Compensation and benefits expense increased $82 million during the first quarter of 2005 compared with the same period in the prior year. The increase reflects higher supplemental compensation at the Mortgage operations resulting from increased profitability. Insurance losses and loss adjustment expenses was relatively consistent with the expense recognized during the comparable three months of 2004. Other operating expenses was also relatively consistent with the prior year as increases in acquisition and underwriting expenses at the Company’s Insurance operations were offset by higher gains on the disposal of operating lease assets within the Financing operations.

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

Controls and Procedures

General Motors Acceptance Corporation

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15e) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, GMAC’s Chairman (Principal Executive Officer) and GMAC’s Executive Vice President and Chief Financial Officer (Principal Financial Officer) evaluated, with the participation of GMAC’s management, the effectiveness of the Company’s disclosure controls and procedures.

Based on management’s evaluation, which disclosed no material weaknesses, GMAC’s Principal Executive and Principal Financial Officer each concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Other Information

General Motors Acceptance Corporation

     Legal Proceedings

GMAC is subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against it. The Company did not become party to any material pending legal proceedings during the three month period ended March 31, 2005, or during the period from March 31, 2005 to the filing date of this report.

     Other Information

GMAC's credit ratings were downgraded on May 5, 2005 by Standard & Poor's. The Company's senior debt was downgraded to BB from BBB- and the commercial paper rating to B-1 from A-3, with an outlook of negative.

     Exhibits

Exhibits — The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report. Such Index is incorporated herein by reference.

Signatures

General Motors Acceptance Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 10th day of May, 2005.

General Motors Acceptance Corporation
(Registrant)

/s/ Sanjiv Khattri

Sanjiv Khattri
Executive Vice President and
Chief Financial Officer

/s/ Linda K. Zukauckas

Linda K. Zukauckas
Vice President and Corporate Controller

Index of Exhibits

General Motors Acceptance Corporation

Exhibit	Description	Method of Filing
3.1	Certificate of Incorporation of GMAC Financial Services Corporation dated February 20, 1997	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-3754); incorporated herein by reference.

3.2	Certificate of Merger of GMAC and GMAC Financial Services Corporation dated December 17, 1997	Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-3754); incorporated herein by reference.

3.3	By-Laws of General Motors Acceptance Corporation as amended through April 1, 2004	Filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 1-3754); incorporated herein by reference.

4.1	Form of Indenture dated as of July 1, 1982 between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115; incorporated herein by reference.

4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653; incorporated herein by reference.

4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236; incorporated herein by reference.

4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183; incorporated herein by reference.

4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705; incorporated herein by reference.

4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463; incorporated herein by reference.

4.2	Form of Indenture dated as of September 24, 1996 between the Company and The Chase Manhattan Bank, Trustee, relating to SmartNotes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023; incorporated herein by reference.

4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207; incorporated herein by reference.

4.3	Form of Indenture dated as of October 15, 1985 between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 2-99057; incorporated herein by reference.

4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-4661; incorporated herein by reference.

4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company’s Registration Statement No. 33-6717; incorporated herein by reference.

4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company’s Registration Statement No. 33-12059; incorporated herein by reference.

4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company’s Registration Statement No. 33-26057; incorporated herein by reference.

Index of Exhibits

General Motors Acceptance Corporation

Exhibit	Description	Method of Filing
4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company’s Registration Statement No. 33-31596; incorporated herein by reference.

4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

4.3.7	Form of Seventh Supplemental Indenture dated as of June 15, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

4.4	Form of Indenture dated as of December 1, 1993 between the Company and Citibank, N.A., Trustee, relating to Medium-Term Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 33-51381; incorporated herein by reference.

4.4.1	Form of First Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.4	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-59551; incorporated herein by reference.

10	Copy of agreement dated as of October 22, 2001 between General Motors Corporation and General Motors Acceptance Corporation.	Filed as Exhibit 10 to the Company’s current report on Form 8-K dated as of October 23, 2001 (File No. 1-3754); incorporated herein by reference.

12	Computation of ratio of earnings to fixed charges	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

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