Form 10-Q
period 2005-06-30
GENERAL MOTORS ACCEPTANCE CORP
filed 2005-08-08
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number: 1-3754

GENERAL MOTORS ACCEPTANCE CORPORATION
(Exact name of registrant as specified in its charter )

Delaware (State or other jurisdiction of incorporation or organization)	38-0572512 (I.R.S. Employer Identification No.)

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

As of June 30, 2005, there were outstanding 10 shares of the issuer’s $.10 par value common stock.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Index
General Motors Acceptance Corporation

		Page

Part I — Financial Information

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Statement of Income for the Second Quarter and Six Months Ended June 30, 2005 and 2004 (as restated)	3

	Condensed Consolidated Balance Sheet as of June 30, 2005 and December 31, 2004	4

	Condensed Consolidated Statement of Changes in Stockholder's Equity for the Six Months Ended June 30, 2005 and 2004 (as restated)	5

	Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (as restated)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4.	Controls and Procedures	38

Part II — Other Information

Item 1.	Legal Proceedings	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	*

Item 5.	Other Information	39

Item 6.	Exhibits	39

Signatures		40

Index of Exhibits		41
Computation of Ratio of Earnings to Fixed Charges
Certification of Principal Executive Officer to Rule 13a-14(a)
Certification of Principal Financial Officer to Rule 13a-14(a)
Certification of Principal Executive Officer and Principal Financial Officer to 18 U.S.C.

* Item is omitted pursuant to the Reduced Disclosure Format, as set forth on the cover page of this filing.

Condensed Consolidated Statement of Income (unaudited)
General Motors Acceptance Corporation

	Second Quarter		Six Months
		(As restated		(As restated
		See Note 1)		See Note 1)
Period ended June 30, (in millions)	2005	2004	2005	2004
Revenue
Consumer	$2,471	$2,565	$4,990	$5,039
Commercial	748	566	1,371	1,052
Loans held for sale	347	334	728	638
Operating leases	1,751	1,593	3,416	3,263

Total revenue	5,317	5,058	10,505	9,992
Interest and discount expense	3,050	2,253	6,051	4,476

Net revenue before provision for credit losses	2,267	2,805	4,454	5,516
Provision for credit losses	201	413	530	897

Net revenue	2,066	2,392	3,924	4,619
Insurance premiums and service revenue earned	927	866	1,847	1,736
Mortgage banking income	426	511	1,121	972
Investment income	403	265	653	480
Other income	1,028	757	2,004	1,637

Total net revenue	4,850	4,791	9,549	9,444
Expense
Depreciation expense on operating lease assets	1,290	1,201	2,560	2,405
Compensation and benefits expense	772	733	1,583	1,461
Insurance losses and loss adjustment expenses	597	601	1,185	1,196
Other operating expenses	979	910	1,906	1,826

Total noninterest expense	3,638	3,445	7,234	6,888
Income before income tax expense	1,212	1,346	2,315	2,556
Income tax expense	396	500	771	946

Net income	$816	$846	$1,544	$1,610

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
General Motors Acceptance Corporation

	June 30,	December 31,
(in millions)	2005	2004
Assets
Cash and cash equivalents	$19,723	$22,718
Investment securities	19,218	14,960
Loans held for sale	26,903	19,934
Finance receivables and loans, net of unearned income
Consumer	134,728	150,449
Commercial	46,743	53,210
Allowance for credit losses	(3,220)	(3,422)

Total finance receivables and loans, net	178,251	200,237
Investment in operating leases, net	28,441	26,072
Notes receivable from General Motors	4,318	4,921
Mortgage servicing rights, net	3,836	3,890
Premiums and other insurance receivables	1,873	1,763
Other assets	27,428	29,644

Total assets	$309,991	$324,139

Liabilities
Debt
Unsecured	$149,903	$177,003
Secured	101,755	91,957

Total debt	251,658	268,960
Interest payable	3,200	3,394
Unearned insurance premiums and service revenue	4,987	4,727
Reserves for insurance losses and loss adjustment expenses	2,539	2,505
Accrued expenses and other liabilities	21,367	18,382
Deferred income taxes	3,633	3,754

Total liabilities	287,384	301,722
Stockholder’s equity
Common stock, $.10 par value (10,000 shares authorized, 10 shares issued and outstanding) and paid-in capital	5,760	5,760
Retained earnings	16,035	15,491
Accumulated other comprehensive income	812	1,166

Total stockholder’s equity	22,607	22,417

Total liabilities and stockholder’s equity	$309,991	$324,139

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statement of Changes in Stockholder’s Equity (unaudited)
General Motors Acceptance Corporation

		(As restated
		See Note 1)
Six months ended June 30, (in millions)	2005	2004
Common stock and paid-in capital
Balance at beginning of year	$5,760	$5,641
Increase in paid-in capital	—	129

Balance at June 30,	5,760	5,770

Retained earnings
Balance at beginning of year	15,491	14,078
Net income	1,544	1,610
Dividends paid	(1,000)	—

Balance at June 30,	16,035	15,688

Accumulated other comprehensive income
Balance at beginning of year	1,166	517
Other comprehensive (loss) income	(354)	108

Balance at June 30,	812	625

Total stockholder’s equity
Balance at beginning of year	22,417	20,236
Increase in paid-in capital	—	129
Net income	1,544	1,610
Dividends paid	(1,000)	—
Other comprehensive (loss) income	(354)	108

Total stockholder’s equity at June 30,	$22,607	$22,083

Comprehensive income
Net income	$1,544	$1,610
Other comprehensive (loss) income	(354)	108

Comprehensive income	$1,190	$1,718

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
General Motors Acceptance Corporation

		(As restated
		See Note 1)
Six months ended June 30, (in millions)	2005	2004
Operating activities
Net cash provided by operating activities	$44	$5,414

Investing activities
Purchases of available for sale securities	(10,514)	(5,523)
Proceeds from sales of available for sale securities	2,614	1,668
Proceeds from maturities of available for sale securities	4,509	3,771
Net maturities (purchases) of held to maturity securities	1	(3)
Net increase in finance receivables and loans	(47,351)	(66,233)
Proceeds from sales of finance receivables and loans	63,205	51,172
Purchases of operating lease assets	(8,378)	(7,118)
Disposals of operating lease assets	3,156	4,030
Change in notes receivable from General Motors	549	(478)
Purchases and originations of mortgage servicing rights, net	(784)	(816)
Acquisitions of subsidiaries, net of cash acquired	—	21
Other, net	(1,805)	845

Net cash provided by (used in) investing activities	5,202	(18,664)

Financing activities
Net change in short-term debt	(9,022)	3,055
Proceeds from issuance of long-term debt	30,415	37,028
Repayments of long-term debt	(32,124)	(30,931)
Other financing activities	3,619	2,805
Dividends paid	(1,000)	—

Net cash (used in) provided by financing activities	(8,112)	11,957

Effect of exchange rate changes on cash and cash equivalents	(129)	(72)

Net decrease in cash and cash equivalents	(2,995)	(1,365)
Cash and cash equivalents at beginning of year	22,718	17,976

Cash and cash equivalents at June 30,	$19,723	$16,611

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

The condensed consolidated financial statements as of June 30, 2005 and for the second quarter and six months ended June 30, 2005 and 2004 are unaudited but, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain prior period amounts have been reclassified to conform to the current period presentation. The most significant reclassification relates to gains on disposals of operating leases, which were previously netted against depreciation expense on operating lease assets and now are reflected as a separate component of other operating expenses.

The interim period consolidated financial statements, including the related notes, are condensed and presented in accordance with generally accepted accounting principles in the United States of America (GAAP). These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in GMAC’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the United States Securities and Exchange Commission (SEC).

As disclosed in GMAC’s 2004 Annual Report on Form 10-K, GMAC’s quarterly information for the second quarter and six months ended June 30, 2004 has been restated from previously reported results to adjust for certain amounts that were recognized in the incorrect 2004 quarterly period. These adjustments did not impact GMAC’s 2004 annual results, financial condition as of December 31, 2004 or cash flows for the year ended December 31, 2004, nor were these adjustments individually material to GMAC’s quarterly consolidated financial statements. Most of the adjustments relate to items detected and recorded in the fourth quarter of 2004 at GMAC’s residential mortgage businesses (GMAC Residential and GMAC-RFC) that related to earlier 2004 quarters. More specifically, certain of the adjustments were identified and corrected through internal control remediation efforts that occurred in connection with GMAC’s Corporate Sarbanes-Oxley Section 404 program. The most significant of these adjustments involved the valuation of certain interests in securitized assets; accounting for deferred income taxes related to certain secured financing transactions and the income statement effects of consolidating certain mortgage transfers previously recognized as sales. The effects of the restatements are as follows:

	Second Quarter		Six Months
Period ended June 30, 2004	As previously		As previously
(in millions)	reported (a)	As restated	reported (a)	As restated
Total revenue	$4,974	$5,058	$9,869	$9,992
Interest and discount expense	2,228	2,253	4,434	4,476
Provision for credit losses	376	413	766	897
Total net revenue	4,857	4,791	9,590	9,444

Net income	$860	$846	$1,646	$1,610

Net income by reporting segment (b)
North American Operations	$318	$318	$612	$612
International Operations	117	117	249	249
GMAC Residential	76	78	116	102
GMAC-RFC	214	198	394	372
GMAC Commercial Mortgage	43	43	76	76
Insurance Operations	75	75	166	166
Other	17	17	33	33

Net income	$860	$846	$1,646	$1,610

(a)	Certain amounts have been reclassified to conform to the annual presentation, refer to Note 1 to GMAC’s 2004 Annual Report on Form 10-K.
(b)	Refer to Note 10 to the Condensed Consolidated Financial Statements for a description of GMAC’s reporting segments.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

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

Statement of Financial Accounting Standards No. 154 — In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 154, Accounting Changes and Error Corrections (SFAS 154), that addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

Emerging Issues Task Force No. 04-5 — In July 2005, the Emerging Issues Task Force released Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (EITF 04-5). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership by determining the general partner’s substantive ability to dissolve (liquidate) the limited partnership as well as assessing the substantive participating rights of the general partner within the limited partnership. EITF 04-5 states that if the general partner has substantive ability to dissolve (liquidate) or has substantive participating rights then the general partner is presumed to control that partnership and would be required to consolidate the limited partnership. EITF 04-5 is effective for all new limited partnerships and existing partnerships for which the partnership agreements are modified on June 29, 2005. This EITF is effective in fiscal periods beginning after December 15, 2005 for all other limited partnerships. Management is currently reviewing the potential impact of EITF 04-5, however, does not anticipate that adoption will have a material impact on the Company’s financial condition or results of operations.

     2 Mortgage Banking Income

The following table presents the components of mortgage banking income.

	Second Quarter		Six Months
Period ended June 30, (in millions)	2005	2004	2005	2004
Mortgage servicing fees	$402	$367	$798	$720
Amortization and impairment of mortgage servicing rights (a)	(335)	(167)	(500)	(500)
Net gains (losses) on derivatives related to MSRs (b)	117	(85)	94	46

Net loan servicing income	184	115	392	266
Gains from sales of loans	136	272	531	485
Mortgage processing fees	22	39	52	62
Other	84	85	146	159

Mortgage banking income (c)	$426	$511	$1,121	$972

(a)	Includes additions to the valuation allowance representing impairment considered to be temporary.
(b)	Includes Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) hedge ineffectiveness, amounts excluded from the hedge effectiveness calculation and the change in value of derivative financial instruments not qualifying for hedge accounting.
(c)	Excludes net gains realized upon the sale of investment securities used to manage risk associated with mortgage servicing rights, which are reflected as a component of investment income.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

      3 Other Income

	Second Quarter		Six Months
Period ended June 30, (in millions)	2005	2004	2005	2004
Automotive receivable securitizations and sales
Gains (losses) on sales:
Wholesale securitizations	$139	$111	$283	$244
Retail automotive portfolio sales transactions	(20)	(3)	(49)	41
Retail automotive securitizations	(18)	4	(19)	12
Interest on cash reserves deposits	25	17	49	32
Service fees	21	13	45	27
Other	20	22	42	86

Total automotive receivable securitizations and sales	167	164	351	442
Real estate services	194	134	325	212
Interest and service fees on transactions with GM	123	83	233	170
Other interest revenue	101	75	195	145
Interest on cash equivalents	69	38	168	77
Full service leasing fees	43	35	86	76
Insurance service fees	38	33	76	67
Late charges and other administrative fees	39	36	81	79
Factoring commissions	18	20	36	39
Specialty lending fees	14	18	29	30
Fair value adjustment on certain derivatives (a)	5	(39)	(3)	(40)
Other	217	160	427	340

Total other income	$1,028	$757	$2,004	$1,637

(a)	Refer to Note 8 to the Condensed Consolidated Financial Statements for a description of the Company’s derivative and hedging activities.

      4 Other Operating Expenses

	Second Quarter		Six Months
Period ended June 30, (in millions)	2005	2004	2005	2004
Insurance commissions	$233	$222	$468	$445
Technology and communications	143	135	282	257
Advertising and marketing	108	75	211	146
Professional services	100	108	205	214
Premises and equipment depreciation	67	73	140	141
Rent and storage	65	65	132	125
Full service leasing vehicle maintenance costs	58	49	119	103
Lease and loan administration	50	26	93	85
Auto remarketing and repossession	51	28	80	57
Amortization of intangible assets	3	2	6	5
Operating lease disposal gain	(118)	(74)	(214)	(140)
Other	219	201	384	388

Total other operating expenses	$979	$910	$1,906	$1,826

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

      5 Finance Receivables and Loans

The composition of finance receivables and loans outstanding was as follows:

	June 30, 2005			December 31, 2004
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer
Retail automotive	$61,001	$17,172	$78,173	$73,911	$18,829	$92,740
Residential mortgages	53,367	3,188	56,555	54,643	3,066	57,709

Total consumer	114,368	20,360	134,728	128,554	21,895	150,449
Commercial
Automotive:
Wholesale	13,711	8,337	22,048	19,154	8,752	27,906
Leasing and lease financing	489	898	1,387	466	1,000	1,466
Term loans to dealers and other	2,790	685	3,475	2,890	787	3,677
Commercial and industrial	12,212	1,853	14,065	12,019	2,184	14,203
Real estate construction	2,954	146	3,100	2,658	152	2,810
Commercial mortgage	1,548	1,120	2,668	2,024	1,124	3,148

Total commercial	33,704	13,039	46,743	39,211	13,999	53,210

Total finance receivables and loans (a)	$148,072	$33,399	$181,471	$167,765	$35,894	$203,659

(a)	Total is net of unearned income of $6,645 and $7,621 as of June 30, 2005 and December 31, 2004, respectively.

The following table presents an analysis of the activity in the allowance for credit losses on finance receivables and loans.

Second quarter ended June 30,	2005			2004
(in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance at beginning of period	$2,909	$481	$3,390	$2,625	$478	$3,103
Provision for credit losses	174	27	201	403	10	413
Charge-offs
Domestic	(323)	(18)	(341)	(360)	(43)	(403)
Foreign	(52)	(9)	(61)	(68)	—	(68)

Total charge-offs	(375)	(27)	(402)	(428)	(43)	(471)

Recoveries
Domestic	32	2	34	28	3	31
Foreign	14	1	15	31	—	31

Total recoveries	46	3	49	59	3	62

Net charge-offs	(329)	(24)	(353)	(369)	(40)	(409)
Impacts of foreign currency translation	(1)	(13)	(14)	(4)	—	(4)
Securitization activity	(1)	(3)	(4)	6	6	12

Allowance at June 30,	$2,752	$468	$3,220	$2,661	$454	$3,115

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

Six months ended June 30,	2005			2004
(in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance at beginning of period	$2,951	$471	$3,422	$2,533	$509	$3,042
Provision for credit losses	479	51	530	883	14	897
Charge-offs
Domestic	(669)	(25)	(694)	(738)	(85)	(823)
Foreign	(102)	(13)	(115)	(121)	(2)	(123)

Total charge-offs	(771)	(38)	(809)	(859)	(87)	(946)

Recoveries
Domestic	79	4	83	60	3	63
Foreign	28	1	29	44	2	46

Total recoveries	107	5	112	104	5	109

Net charge-offs	(664)	(33)	(697)	(755)	(82)	(837)
Impacts of foreign currency translation	(12)	(16)	(28)	(2)	—	(2)
Securitization activity	(2)	(5)	(7)	2	13	15

Allowance at June 30,	$2,752	$468	$3,220	$2,661	$454	$3,115

      6 Mortgage Servicing Rights

The following table summarizes mortgage servicing rights activity and related amortization.

	Second Quarter		Six Months
Period ended June 30, (in millions)	2005	2004	2005	2004
Balance at beginning of period	$5,058	$4,569	$4,819	$4,869
Originations and purchases, net of sales	387	515	784	816
Amortization	(272)	(207)	(541)	(419)
SFAS 133 hedge valuation adjustments	(463)	624	(338)	238
Other than temporary impairment	(7)	(338)	(21)	(341)

Balance at June 30,	4,703	5,163	4,703	5,163
Valuation allowance	(867)	(890)	(867)	(890)

Carrying value at June 30,	$3,836	$4,273	$3,836	$4,273

Estimated fair value at June 30,	$3,925	$4,394	$3,925	$4,394

The following table summarizes the change in the valuation allowance for mortgage servicing rights.

	Second Quarter		Six Months
Period ended June 30, (in millions)	2005	2004	2005	2004
Valuation allowance at beginning of period	$811	$1,268	$929	$1,149
Additions (deductions) (a)	63	(40)	(41)	82
Other than temporary impairment	(7)	(338)	(21)	(341)

Valuation allowance at June 30,	$867	$890	$867	$890

(a)	Changes to the valuation allowance are reflected as a component of mortgage banking income.

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

	June 30, 2005			December 31, 2004
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Short-term debt
Commercial paper	$638	$1,269	$1,907	$4,330	$4,065	$8,395
Demand notes	7,091	202	7,293	8,802	354	9,156
Bank loans and overdrafts	2,160	6,262	8,422	4,555	7,294	11,849
Repurchase agreements and other (a)	26,554	1,369	27,923	23,569	2,058	25,627

Total short-term debt	36,443	9,102	45,545	41,256	13,771	55,027
Long-term debt
Senior indebtedness:
Due within one year	33,000	9,897	42,897	26,757	10,537	37,294
Due after one year	139,581	22,478	162,059	152,680	22,685	175,365

Total long-term debt	172,581	32,375	204,956	179,437	33,222	212,659
Fair value adjustment (b)	1,105	52	1,157	1,205	69	1,274

Total debt (c)	$210,129	$41,529	$251,658	$221,898	$47,062	$268,960

(a)	Repurchase agreements consist of secured financing arrangements with third parties at the Company’s Mortgage operations. Other primarily includes non-bank secured borrowings.
(b)	To adjust designated fixed rate debt to fair value in accordance with SFAS 133.
(c)	Includes secured debt, as depicted by asset class in the following table.

The following summarizes assets that are restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	June 30, 2005		December 31, 2004
		Related secured		Related secured
(in millions)	Assets	debt (a)	Assets	debt (a)
Loans held for sale	$14,971	$12,858	$13,536	$11,213
Mortgage assets held for investment	62,408	55,612	60,796	57,304
Retail automotive finance receivables	20,303	19,241	18,163	17,474
Investment securities	5,288	4,610	4,522	3,597
Investment in operating leases, net	8,107	7,371	1,098	1,032
Real estate investments and other assets	4,435	2,063	2,204	1,337

Total	$115,512	$101,755	$100,319	$91,957

(a)	Included as part of secured debt are repurchase agreements of $12,826 and $9,905 where GMAC has pledged assets as collateral for approximately the same amount of debt at June 30, 2005 and December 31, 2004, respectively. Of the total amount of secured debt, approximately $80,588 and $75,230 at June 30, 2005 and December 31, 2004, respectively, represents debt from securitization transactions that are accounted for on-balance sheet as secured financings.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

Liquidity Facilities
Liquidity facilities represent additional funding sources, if required. The financial institutions providing the uncommitted facilities are not legally obligated to fund such amounts. The following table summarizes the liquidity facilities maintained by the Company.

	Committed		Uncommitted		Total liquidity		Unused liquidity
	facilities		facilities		facilities		facilities
	Jun 30,	Dec 31,	Jun 30,	Dec 31,	Jun 30,	Dec 31,	Jun 30,	Dec 31,
(in billions)	2005	2004	2005	2004	2005	2004	2005	2004
Syndicated multi-currency global credit facility (a)	$7.4	$8.9	$—	$—	$7.4	$8.9	$7.4	$8.9
U.S. Mortgage operations (b)	—	—	3.7	7.6	3.7	7.6	2.4	3.9
Other:
U.S. asset-backed commercial paper liquidity and receivables facilities (c)	21.5	22.9	—	—	21.5	22.9	21.5	22.9
Other foreign facilities (d)	3.5	5.0	9.7	15.0	13.2	20.0	2.8	8.4

Total bank liquidity facilities (e)	32.4	36.8	13.4	22.6	45.8	59.4	34.1	44.1

Secured funding facilities (f)	53.4	47.3	11.7	12.0	65.1	59.3	24.7	30.9

Total	$85.8	$84.1	$25.1	$34.6	$110.9	$118.7	$58.8	$75.0

(a)	The entire $7.4 is available for use by GMAC in the U.S., $0.8 is available for use by GMAC (UK) plc and $0.8 is available for use by GMAC International Finance B.V. in Europe. This facility serves primarily as backup for the Company’s unsecured commercial paper programs.
(b)	In addition to these facilities, in July 2005, the holding company for GMAC’s residential mortgage business, Residential Capital Corporation, closed a $3.55 billion syndication of its bank facilities, consisting of a $1.75 billion syndicated term loan and $0.9 billion syndicated line of credit committed through July 2008 and a $0.9 billion syndicated line of credit committed through July 2006.
(c)	Relates to New Center Asset Trust (NCAT) and Mortgage Interest Networking Trust (MINT), which are special purpose entities administered by GMAC for the purpose of funding assets as part of GMAC’s securitization and mortgage warehouse funding programs. These entities fund assets primarily through the issuance of asset-backed commercial paper and represent an important source of liquidity to the Company. At June 30, 2005, NCAT commercial paper outstandings were $8.0 and are not consolidated in the Company’s Condensed Consolidated Balance Sheet. At June 30, 2005, MINT had commercial paper outstandings of $2.6, which is reflected as secured debt in the Company’s Condensed Consolidated Balance Sheet.
(d)	Consists primarily of credit facilities supporting operations in Canada, Europe, Latin America and Asia-Pacific.
(e)	The decline in total liquidity facilities from December 31, 2004 to June 30, 2005 is primarily the result of (i) reductions by facility providers in response to the series of negative ratings actions taken by rating agencies on GMAC’s unsecured debt ratings and (ii) the strengthening of the U.S. dollar during the first six months of 2005. Approximately $1.0 of the reduction in the foreign facilities is due to exchange rate fluctuations.
(f)	Consists of committed and uncommitted secured funding facilities with third-parties, including commitments with third-party asset-backed commercial paper conduits, as well as forward flow sale agreements with third-parties and repurchase facilities. In addition, in July 2005 GMAC entered into a five year commitment to sell up to $55 billion of retail automotive receivables to a third-party purchaser. Under this arrangement, an initial sale of $5 billion was completed in July 2005, with an ability to sell up to $10 billion annually through June 2010.

The syndicated multi-currency global credit facility includes a $4.35 billion five-year facility (expires June 2008) and a $3.0 billion 364-day facility (expires June 2006). The 364-day facility includes a term loan option, which, if exercised by GMAC prior to expiration, carries a one-year term. Additionally, a leverage covenant restricts the ratio of consolidated unsecured debt to total stockholder’s equity to no greater than 11.0:1, under certain conditions. More specifically, the covenant is only applicable on the last day of any fiscal quarter (other than the fiscal quarter during which a change in rating occurs) during such times as the Company has senior unsecured long-term debt outstanding, without third-party enhancement, which is rated BBB+ or less (by Standard & Poor’s), or Baa1 or less (by Moody’s). GMAC’s leverage ratio covenant was 7.6:1 at June 30, 2005, and the Company was, therefore, in compliance with this covenant. The leverage covenant calculation excludes from debt those securitization transactions accounted for as on-balance sheet secured financings.

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

	Second Quarter		Six Months
Period ended June 30, (in millions)	2005	2004	2005	2004	Income Statement Classification
Fair value hedge ineffectiveness gain (loss):
Debt obligations	$39	($15)	$34	($2)	Interest and discount expense
Mortgage servicing rights	36	40	9	42	Mortgage banking income
Loans held for sale	(14)	(6)	(15)	(7)	Mortgage banking income
Cash flow hedge ineffectiveness gain (loss):
Debt obligations	(5)	1	(2)	(14)	Interest and discount expense
Economic hedge change in fair value:
Off-balance sheet securitization activities:
Financing operations	5	(39)	(3)	(40)	Other income
Mortgage operations	—	16	1	27	Mortgage banking income
Foreign currency debt (a)	(71)	36	(161)	(60)	Interest and discount expense
Loans held for sale or investment	(94)	38	(40)	(11)	Mortgage banking income
Mortgage servicing rights	75	(175)	39	(129)	Mortgage banking income
Mortgage related securities	9	(75)	(34)	(82)	Investment income
Other	(30)	73	(18)	39	Other income

Total loss	($50)	($106)	($190)	($237)

(a)	Amount represents the difference between the changes in the fair values of the currency swap, net of the revaluation of the related foreign denominated debt.

In addition, net gains on fair value hedges excluded from assessment of effectiveness totaled $6 million and $50 million for the second quarter of 2005 and 2004, respectively, and $46 million and $133 million for the six months ended 2005 and 2004, respectively.

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

Balance Sheet
A summary of the balance sheet effect of transactions with GM and affiliated companies is as follows:

(in millions)	June 30, 2005	December 31, 2004
Assets:
Dealer receivables due from GM (a)	$114	$125
Operating lease assets, net of depreciation (b)	114	121
Notes receivable from GM and affiliates (c)	4,318	4,921
Advances to improve GM leased properties (d)	955	919
Liabilities:
Accounts payable to GM and affiliates, net (e)	688	1,506
Stockholder’s equity:
Dividends paid (f)	1,000	1,500

(a)	GMAC provides wholesale financing and term loans to dealerships wholly-owned by GM. These amounts are included in finance receivables and loans.
(b)	Includes net balance of buildings and other equipment classified as operating lease assets that are leased to GM affiliated entities.
(c)	Includes borrowing arrangements with GM Opel and GM of Canada and arrangements related to GMAC’s funding of GM company-owned vehicles, rental car vehicles awaiting sale at auction, and amounts related to GM trade supplier finance program.
(d)	During 2000, GM entered into a 16-year lease arrangement, under which GMAC agreed to fund and capitalize improvements to three Michigan properties leased by GM totaling $1.3 billion.
(e)	Includes wholesale settlements payments to GM, subvention receivables due from GM and notes payable, which are included in accrued expenses, other liabilities and debt, respectively.
(f)	The 2004 amount represents the total dividend payment to GM during the year, all of which was paid during the fourth quarter. The 2005 amount represents a $500 dividend payment made in the first quarter and a $500 dividend payment made in the second quarter. In addition, a cash dividend was paid to GM on August 1, 2005. Refer to Note 11 to the Condensed Consolidated Financial Statements for details.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

Retail and lease contracts acquired by GMAC that included rate and residual subvention from GM, payable directly or indirectly to GM dealers, as a percent of total new retail and lease contracts acquired were as follows:

Six months ended June 30,	2005	2004
GM and affiliates subvented contracts acquired:
North American operations	76%	80%
International operations	59	61

Income Statement
A summary of the income statement effect of transactions with GM and affiliated companies is as follows:

	Second Quarter		Six Months
Period ended June 30, (in millions)	2005	2004	2005	2004
Net revenue:
Wholesale subvention and service fees from GM	$58	$43	$111	$87
Interest paid on loans from GM	(10)	(12)	(19)	(17)
Consumer lease payments from GM (a)	78	57	112	182
Other income:
Interest on notes receivable from GM and affiliates	55	32	106	66
Interest on wholesale settlements (b)	36	24	63	49
Revenues from GM leased properties	21	18	42	34
Insurance premiums earned from GM	99	112	203	228
Service fee income:
Operating lease administration (c)	5	7	12	14
Rental car repurchases held for resale (d)	6	2	9	7
Expense:
GM and affiliates lease residual value support	(130)	(120)	(233)	(259)
Employee retirement plan costs allocated by GM	32	24	78	63
Off-lease vehicle selling expense reimbursement (e)	(8)	(14)	(3)	(28)
Payments to GM for services, rent and marketing expenses	38	17	91	34

(a)	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle, with the customer’s remaining payment obligation waived. For certain programs, GM compensates GMAC for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle.
(b)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made prior to the expiration of transit, interest is received from GM.
(c)	GMAC of Canada, Limited administers operating lease assets on behalf of GM of Canada Limited and receives a servicing fee, which is included in other income.
(d)	GMAC receives a servicing fee from GM related to the resale of rental car repurchases.
(e)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by GMAC on off-lease vehicles sold by GM at auction.

GM and GMAC have historically entered into various financing arrangements. Currently such arrangements include a $4 billion revolving line of credit from GMAC to GM entered into in September of 2003 that expires in September of 2006. Separately, GM extended a $6 billion revolving line of credit to GMAC in October of 2002 that expires in December of 2005. These credit lines are used for general operating and seasonal working capital purposes and reduce external liquidity requirements, given the differences in the timing of GM and GMAC’s peak funding requirements. The maximum amount drawn under these facilities during the quarter ended June 30, 2005 was $1.4 billion by GM and $1.0 billion by GMAC. Similar amounts drawn by GM and GMAC during the second quarter of 2004 were $1.5 billion and $1.0 billion, respectively. Interest income recognized by GMAC (on amounts drawn by GM) during the quarter ended June 30, 2005 totaled $6 million, compared to $2.4 million for the same period in 2004. Interest is payable on amounts advanced under the arrangements based on market interest rates, adjusted to reflect the credit rating of GM or GMAC in its capacity as borrower. Interest expense incurred on amounts drawn by GMAC during the quarter ended June 30, 2005 approximated $3.4 million, compared to $2 million for the same period in 2004. On August 2, 2005, GM borrowed $1.4 billion from GMAC under its revolving credit line in order to meet cash flow needs arising during the annual two-week shut-down of its vehicle assembly operations. GM plans to repay the $1.4 billion during the third quarter of 2005, using cash flow from operations. On September 22, 2004, GM repaid $3.5 billion to GMAC that it borrowed under the same credit line during the third quarter of 2004.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

      10 Segment Information

Financial results for GMAC’s reporting segments are summarized below.

	Financing operations (a)		Mortgage operations
	North				GMAC
Second Quarter ended June 30,	American	International	GMAC	GMAC-	Commercial	Insurance
(in millions)	Operations (b)	Operations (b)	Residential	RFC	Mortgage	operations	Other (c)	Consolidated
2005
Net revenue before provision for credit losses	$1,250	$385	$14	$352	$8	$—	$258	$2,267
Provision for credit losses	(18)	(32)	4	(149)	(6)	—	—	(201)
Other revenue	632	197	491	376	223	1,049	(184)	2,784

Total net revenue	1,864	550	509	579	225	1,049	74	4,850
Noninterest expense	1,466	405	356	281	178	904	48	3,638

Income before income tax expense	398	145	153	298	47	145	26	1,212
Income tax expense	134	44	59	97	9	45	8	396

Net income	$264	$101	$94	$201	$38	$100	$18	$816

Total assets	$179,098	$29,524	$19,472	$77,532	$17,251	$12,173	($25,059)	$309,991

2004
Net revenue before provision for credit losses	$1,544	$371	$72	$594	$23	$—	$201	$2,805
Provision for credit losses	(150)	(36)	(1)	(215)	(7)	—	(4)	(413)
Other revenue	456	174	413	239	254	987	(124)	2,399

Total net revenue	1,850	509	484	618	270	987	73	4,791
Noninterest expense	1,346	366	318	291	207	871	46	3,445

Income before income tax expense	504	143	166	327	63	116	27	1,346
Income tax expense	186	26	88	129	20	41	10	500

Net income	$318	$117	$78	$198	$43	$75	$17	$846

Total assets	$187,368	$27,681	$11,737	$69,771	$15,439	$10,841	($25,869)	$296,968

	Financing operations (a)		Mortgage operations
	North				GMAC
Six Months ended June 30,	American	International	GMAC	GMAC	Commercial	Insurance
(in millions)	Operations (b)	Operations (b)	Residential	RFC	Mortgage	operations	Other (c)	Consolidated
2005
Net revenue before provision for credit losses	$2,384	$762	$48	$737	$49	$—	$474	$4,454
Provision for credit losses	(166)	(63)	3	(281)	(20)	—	(3)	(530)
Other revenue	1,251	393	890	816	527	2,082	(334)	5,625

Total net revenue	3,469	1,092	941	1,272	556	2,082	137	9,549
Noninterest expense	2,901	798	654	579	418	1,794	90	7,234

Income before income tax expense	568	294	287	693	138	288	47	2,315
Income tax expense	176	86	122	241	37	93	16	771

Net income	$392	$208	$165	$452	$101	$195	$31	$1,544

2004
Net revenue before provision for credit losses	$3,052	$779	$131	$1,091	$44	$—	$419	$5,516
Provision for credit losses	(389)	(74)	(2)	(417)	(7)	—	(8)	(897)
Other revenue	1,104	351	674	531	477	1,961	(273)	4,825

Total net revenue	3,767	1,056	803	1,205	514	1,961	138	9,444
Noninterest expense	2,790	723	593	589	402	1,706	85	6,888

Income before income tax expense	977	333	210	616	112	255	53	2,556
Income tax expense	365	84	108	244	36	89	20	946

Net income	$612	$249	$102	$372	$76	$166	$33	$1,610

(a)	Financing operations in the MD&A also includes the Commercial Finance Group, which is a separate operating segment and is included in Other above.
(b)	North American Operations consist of automobile financing in the U.S. and Canada. International Operations consist of automotive financing and full service leasing in all other countries and Puerto Rico.
(c)	Represents the Company’s Commercial Finance Group, certain corporate activities related to the Mortgage operations and reclassifications and eliminations between the reporting segments. At June 30, 2005, total assets were $7,097 for the Commercial Finance Group, $1,596 for the corporate activities of the Mortgage operations and ($33,752) in eliminations between the reporting segments.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

      11 Subsequent Events

Announced Sale of GMAC Commercial Mortgage
On August 3, 2005, the Company announced that it had entered into a definitive agreement to sell a sixty percent equity interest in GMAC Commercial Holding Corp. (GMAC Commercial Mortgage). The transaction is intended to allow GMAC Commercial Mortgage increased access to capital for continued growth of its business and GMAC to retain a significant economic interest. While the transaction received board approval on August 2, it is expected that the transaction will be complete within the fourth quarter of 2005, subject to all necessary conditions and approvals.

Dividend Payment to GM
On August 1, 2005, GMAC paid a $500 million cash dividend to GM, bringing total year to date 2005 dividends to $1.5 billion.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

      Overview

General Motors Acceptance Corporation (GMAC or the Company) is a leading global financial services firm with over $300 billion of assets and operations in 41 countries. Founded in 1919 as a wholly-owned subsidiary of General Motors Corporation, GMAC was established to provide GM dealers with the automotive financing necessary to acquire and maintain vehicle inventories and to provide retail customers means by which to finance vehicle purchases through GM dealers. GMAC products and services have expanded beyond automotive financing, and GMAC currently operates in three primary lines of business — Financing, Mortgage and Insurance operations. Refer to GMAC’s 2004 Annual Report on Form 10-K for a more complete description of the Company’s business activities, along with the products and services offered and the market competition.

Net income for GMAC’s businesses is summarized as follows:

	Second Quarter		Six Months
Period ended June 30, ($ in millions)	2005	2004	2005	2004
Financing (a)	$378	$452	$626	$894
Mortgage (b)	338	319	723	550
Insurance	100	75	195	166

Net income	$816	$846	$1,544	$1,610

Return on average equity (annualized)	14.4%	15.7%	13.6%	15.2%

(a)	Includes North America and International Automotive Finance segments, separately identified in Note 10 to the Condensed Consolidated Financial Statements, as well as the Company’s Commercial Finance Group.
(b)	Includes GMAC Residential, GMAC-RFC and GMAC Commercial Mortgage segments, separately identified in Note 10 to the Condensed Consolidated Financial Statements, as well as certain corporate activities related to the Mortgage operations.

General Motors Acceptance Corporation earned $816 million in the second quarter of 2005, representing a modest decline of $30 million from the record earnings of $846 million earned in the second quarter of 2004. Although net income from GMAC’s Financing operations was lower as compared to a year ago, increased earnings from GMAC’s Mortgage and Insurance operations helped sustain overall earnings for the quarter. These results were achieved despite GMAC credit rating downgrades during the second quarter of 2005. In addition, GMAC continued to maintain adequate liquidity, with cash reserve balances at June 30, 2005 of $22.2 billion, comprised of $19.7 billion in cash and cash equivalents and $2.5 billion invested in marketable securities. GMAC also provided a significant source of cash flow to GM through the payment of a $500 million dividend in the second quarter. Additionally, on August 1, 2005, GMAC paid a $500 million cash dividend to GM, bringing total year to date dividends paid to $1.5 billion.

Net income from Financing operations totaled $378 million in the second quarter of 2005, as compared with $452 million earned in the same period of the prior year. The decrease reflects the unfavorable impact of lower net interest margins as a result of increased borrowing costs. The decline in net interest margins was somewhat mitigated by the impact of improved used vehicle prices on lease terminations and favorable consumer credit loss experience in the second quarter of 2005 as compared to the second quarter of 2004.

Mortgage operations earned $338 million in the second quarter of 2005, up from the $319 million earned in the second quarter of the prior year. While mortgage market interest rates were lower in the second quarter of 2005, as compared to the same period in the prior year, GMAC’s Mortgage operations experienced gains on certain investments and benefited from favorable net servicing results. However, the interest rate environment contributed to lower gains on sales of loans, which had a negative impact on second quarter results.

GMAC’s Insurance operations generated record quarterly earnings of $100 million in the second quarter of 2005, an increase of 33% from the $75 million earned in the second quarter of 2004. Continued improvement in net underwriting revenue due to favorable loss experience contributed to the increase in earnings. In addition, GMAC Insurance maintained a strong investment portfolio, with a market value of $7.5 billion at June 30, 2005.

The quarterly results presented in this MD&A for the second quarter and six months ended June 30, 2004 have been restated to adjust for certain amounts that were recognized in the incorrect quarterly period during 2004. Refer to Note 1 to the Condensed Consolidated Financial Statements for further details.

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

	Second Quarter				Six Months
Period ended June 30,
($ in millions)	2005	2004	Change	%	2005	2004	Change	%
Revenue
Consumer	$1,676	$1,685	($9)	(1)	$3,387	$3,386	$1	—
Commercial	511	441	70	16	982	830	152	18
Operating leases	1,752	1,594	158	10	3,418	3,265	153	5

Total financing revenue	3,939	3,720	219	6	7,787	7,481	306	4
Interest and discount expense	(2,196)	(1,706)	(490)	(29)	(4,426)	(3,455)	(971)	(28)
Provision for credit losses	(50)	(190)	140	74	(232)	(471)	239	51

Net financing revenue	1,693	1,824	(131)	(7)	3,129	3,555	(426)	(12)
Other income	787	611	176	29	1,563	1,411	152	11
Depreciation expense on operating leases	(1,290)	(1,201)	(89)	(7)	(2,560)	(2,405)	(155)	(6)
Operating lease disposal gain	89	99	(10)	(10)	190	142	48	34
Noninterest expense	(717)	(659)	(58)	(9)	(1,420)	(1,340)	(80)	(6)
Income tax expense	(184)	(222)	38	17	(276)	(469)	193	41

Net income	$378	$452	($74)	(16)	$626	$894	($268)	(30)

Total assets	$206,983	$214,611	($7,628)	(4)

Net income at GMAC’s Financing operations decreased 16% and 30% for the second quarter and first six months of 2005, respectively, primarily as a result of significantly lower net interest margins due to the impact of increased borrowing costs. Lower credit loss provisions in the consumer portfolio, continued strong remarketing performance on off-lease vehicles and the impact of favorable income tax items helped to reduce the impact of the lower net interest margins.

Total financing revenue increased moderately in the second quarter and first six months of 2005, as compared to the same periods in the prior year. Consumer financing revenue was comparable with the previous year as a result of higher earning rates, despite lower asset levels. Consumer assets have declined since December 2004 partially as a result of an increase in the amount of retail automotive portfolio sales transactions executed in the first six months of the year. Commercial assets also declined below prior year levels as a result of lower dealer inventory levels. However, revenue from the commercial portfolio increased as a result of higher average short-term interest rates in the second quarter and first six months of 2005 as compared to the comparable periods in the prior year. The increase in operating lease revenue is consistent with the increase in the average size of the operating lease portfolio from the prior year.

The increase in interest and discount expense of $490 million and $971 million for the second quarter and first six months of 2005, respectively, is the direct result of higher funding costs experienced by GMAC due to an increase in market interest rates, and also reflects the wider credit spreads experienced over the past few years due to the Company’s lower credit rating. The increased cost of borrowings is reflected in the Company’s current funding portfolio, despite lower debt levels, and thereby continues to negatively impact GMAC’s net interest margins. Refer to the Funding and Liquidity section of this MD&A for further discussion.

The provision for credit losses decreased by 74% and 51% in the second quarter and first six months of 2005, respectively. The lower level of loss provisions reflects a decline in consumer asset levels from December 2004 partially as a result of GMAC’s use of retail automotive portfolio sales transactions (whole loan sales) as a funding source. In addition, an improvement in the credit quality of the

Management’s Discussion and Analysis
General Motors Acceptance Corporation

consumer portfolio resulting from improved delinquency and severity trends during the first six months of 2005 positively impacted the provision for credit losses. Refer to the Credit Quality section of this MD&A for a further discussion of the credit experience of the Company’s financing portfolio.

GMAC’s Financing operations continue to benefit from the improvement in the remarketing results of off-lease vehicles, particularly in the United States. Reduced supply of used vehicles and lower initial residual values in the lease assets contributed to an increase in the average gain per vehicle from $587 for the second quarter of 2004 to an average gain per vehicle of $1,261 for the second quarter of 2005. The number of lease terminations in the second quarter of 2005 was 83,888 as compared to 113,874 in the second quarter of 2004. Despite the improvement in remarketing results, the total operating lease disposal gain for the second quarter of 2005 was lower than that experienced in the second quarter of 2004 as a result of an increase in payments to GM in connection with the timing of GM sponsored “pull-ahead programs”. Under these programs, GM waives the customer’s remaining payment obligation and, under certain programs, compensates GMAC for the foregone revenue from the waived payments. Likewise, upon disposal of the vehicles, GMAC reimburses GM for the difference between the sales proceeds received upon the disposal of the vehicles and the estimated sales proceeds that would have been received had the vehicles been disposed of at or around the scheduled termination dates.

Noninterest expense for GMAC’s Financing operations increased for both the second quarter and first six months of 2005, as compared to the same periods in 2004. An increase in issuance expenses, primarily due to the increase in the amount of whole loan transactions during the first six months of 2005 contributed to the increases over the prior year. Noninterest expense was also impacted by increased advertising expenses related to joint marketing programs with General Motors.

Total income tax expense declined by $38 million and $193 million in the second quarter and first six months of 2005, respectively, as compared to the same periods in 2004. The decrease is primarily the result of a reduction in taxable income, as well as the impact of favorable tax items related to a reduction in reserve requirements, primarily in the Company’s North American Automotive Finance Operations.

Financing Volume
The following table summarizes GMAC’s new vehicle consumer financing volume, the Company’s share of GM retail sales, and GMAC’s wholesale financing of new vehicles and related share of GM sales to dealers in markets where GMAC operates.

	Second Quarter				Six Months
			Share of				Share of
	GMAC volume		GM sales		GMAC volume		GM sales
Period ended June 30, (units in thousands)	2005	2004	2005	2004	2005	2004	2005	2004
New vehicle consumer financing
GM vehicles
North America
Retail contracts	277	269	25%	27%	589	530	31%	29%
Leases	175	144	16%	14%	313	253	16%	14%

Total North America	452	413	41%	41%	902	783	47%	43%
International (retail contracts and leases)	142	127	27%	33%	268	282	27%	37%

Total GM units financed	594	540	36%	39%	1,170	1,065	40%	41%

Non-GM units financed	21	20			36	39

Total consumer automotive financing volume	615	560			1,206	1,104

Wholesale financing of new vehicles
GM vehicles
North America	1,016	1,128	79%	81%	1,892	2,143	80%	81%
International	631	568	83%	93%	1,204	1,076	86%	91%

Total GM units financed	1,647	1,696	81%	85%	3,096	3,219	82%	84%

Non-GM units financed	48	53			90	103

Total wholesale volume	1,695	1,749			3,186	3,322

GMAC’s consumer financing volume and penetration levels are significantly impacted by the nature, timing and extent of GM’s use of rate, residual and other financing incentives for marketing purposes on consumer retail contracts and leases. Late in 2004 and through the early part of 2005, GM reduced its use of special rate financing programs and utilized marketing programs that provided cash incentives to customers that use GMAC to finance their purchase of a new GM vehicle. As a result, GMAC’s North America penetration levels were positively impacted in the first quarter of 2005 as compared to 2004. However, GM’s introduction of an employee discount marketing program in June 2005 has had the impact of reducing GMAC’s penetration levels since its

Management’s Discussion and Analysis
General Motors Acceptance Corporation

introduction. Although GM has benefited from an increase in sales, GMAC penetration levels have decreased as the program does not provide consumers with additional incentives to finance with GMAC. As such, GMAC’s penetration levels for the second quarter of 2005 are lower than what was experienced in the first quarter of 2005. In GMAC’s International Automotive Finance Operations, consumer penetration levels declined in the second quarter and first six months of 2005, as compared to the same periods of 2004. This decline was principally a result of a reduction in GM incentives on new vehicles in Brazil during the second quarter of 2005, as well as the inclusion of GM vehicle sales in China, where GMAC has only recently commenced operations. GMAC’s wholesale financing continues to be the primary funding source for GM dealer inventories, as 2005 penetration levels remained relatively consistent with 2004 levels, and continue to reflect traditionally strong levels.

Consumer Credit
The following tables summarize pertinent loss experience in the consumer managed and on-balance sheet automotive retail contract portfolio. In general, the credit quality of the off-balance sheet portfolio is representative of GMAC’s overall managed consumer automotive retail contract portfolio. The off-balance sheet portfolio includes receivables securitized and sold that the Company continues to service and in which GMAC retains an interest or risk of loss, but excludes securitized and sold finance receivables that GMAC continues to service but in which GMAC retains no interest or risk of loss. However, the process of creating a pool of retail finance receivables for securitization or sale typically excludes accounts that are greater than 30 days delinquent at such time. In addition, the process involves selecting from a pool of receivables that are currently outstanding and, therefore, represent “seasoned” accounts. A seasoned portfolio that excludes delinquent accounts historically results in better credit performance in the managed portfolio than in the on-balance sheet portfolio of retail finance receivables. In addition, the current off-balance sheet transactions are comprised mainly of subvented rate retail finance receivables, which generally attract higher quality customers (or otherwise cash purchasers) than customers typically associated with non-subvented receivables.

The managed portfolio includes retail receivables held on-balance sheet for investment and the off-balance sheet receivables portfolio. GMAC believes that the disclosure of the credit experience of the managed portfolio presents a more complete presentation of GMAC’s credit exposure because the managed basis reflects not only on-balance sheet receivables, but also securitized assets as to which GMAC retains a risk of loss in the underlying assets (typically in the form of a subordinated retained interest). Consistent with the presentation in the Condensed Consolidated Balance Sheet, retail contracts presented in the table represent the principal balance of the finance receivable discounted for any unearned rate support received from GM.

	Average
	retail	Charge-offs,		Annualized net
	contracts	net of recoveries (a)		charge-off rate
Second quarter ended June 30, ($ in millions)	2005	2005	2004	2005	2004
Managed
North America	$76,332	$172	$204	0.90%	0.99%
International	14,851	35	31	0.94%	0.91%

Total managed	$91,183	$207	$235	0.91%	0.98%

On-balance sheet
North America	$71,678	$169	$198	0.94%	1.06%
International	14,851	35	31	0.94%	0.91%

Total on-balance sheet	$86,529	$204	$229	0.94%	1.04%

(a)	Net charge-offs exclude amounts related to the lump-sum payments on balloon finance contracts. These amounts totaled $3 and $13 for the second quarter ended June 30, 2005 and 2004, respectively.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

	Average
	retail	Charge-offs,		Annualized net
	contracts	net of recoveries (a)		charge-off rate
Six months ended June 30, ($ in millions)	2005	2005	2004	2005	2004
Managed
North America	$78,506	$366	$461	0.93%	1.11%
International	14,919	69	64	0.92%	0.93%

Total managed	$93,425	$435	$525	0.93%	1.08%

On-balance sheet
North America	$73,661	$360	$448	0.98%	1.20%
International	14,919	69	64	0.92%	0.93%

Total on-balance sheet	$88,580	$429	$512	0.97%	1.16%

(a)	Net charge-offs exclude amounts related to the lump-sum payments on balloon finance contracts. These amounts totaled $1 and $27 for the six months ended June 30, 2005 and 2004, respectively.

The following table summarizes pertinent delinquency experience in the consumer automotive retail contract portfolio.

	Percent of retail contracts
	30 days or more past due
	Managed		On-balance sheet
June 30,	2005	2004	2005	2004
North America	2.02%	2.02%	2.14%	2.23%
International	2.70%	2.89%	2.70%	2.89%

Total	2.19%	2.23%	2.29%	2.41%

In addition to the preceding loss and delinquency data, the following summarizes repossession information for the United States traditional consumer automotive retail contract portfolio (which represents approximately 69% of the Company’s on-balance sheet consumer automotive retail contract portfolio):

	Managed		On-balance sheet
Second quarter ended June 30,	2005	2004	2005	2004
Average retail contracts in bankruptcy (in units)	90,579	79,274	83,406	72,462
Bankruptcies as a percent of average number of contracts outstanding	1.88%	1.56%	2.07%	1.69%
Retail contract repossessions (in units)	19,681	20,956	18,411	19,590
Annualized repossessions as a percent of average number of contracts outstanding	1.63%	1.65%	1.83%	1.83%

	Managed		On-balance sheet
Six months ended June 30,	2005	2004	2005	2004
Average retail contracts in bankruptcy (in units)	88,960	77,606	81,510	70,911
Bankruptcies as a percent of average number of contracts outstanding	1.81%	1.52%	2.01%	1.66%
Retail contract repossessions (in units)	41,995	45,674	38,639	42,676
Annualized repossessions as a percent of average number of contracts outstanding	1.71%	1.78%	1.91%	1.99%

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The following table summarizes activity related to the consumer allowance for credit losses for GMAC’s Financing operations.

	Second Quarter		Six Months
Period ended June 30, ($ in millions)	2005	2004	2005	2004
Allowance at beginning of period	$1,978	$2,069	$2,035	$2,084
Provision for credit losses	49	188	226	472
Charge-offs
Domestic	(193)	(232)	(414)	(524)
Foreign	(50)	(64)	(99)	(113)

Total charge-offs	(243)	(296)	(513)	(637)

Recoveries
Domestic	23	23	59	54
Foreign	13	31	24	44

Total recoveries	36	54	83	98

Net charge-offs	(207)	(242)	(430)	(539)
Impacts of foreign currency translation	(1)	(4)	(12)	(2)
Securitization activity	—	4	—	—

Allowance at June 30,	$1,819	$2,015	$1,819	$2,015
Allowance coverage (a)	2.33%	2.30%	2.33%	2.30%

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet consumer automotive retail contracts.

Credit fundamentals in GMAC’s consumer automotive portfolio remain strong, with improvements in delinquency trends, repossession activity and consumer credit loss rates in the second quarter and first six months of 2005, as compared to the same periods in 2004. In addition, loss severity improved with a decline in the average loss incurred per new vehicle repossessed in the United States traditional portfolio from $7,698 in the second quarter of 2004 to $7,593 in the second quarter of 2005. The decline in loss severity is attributable to the strengthening in the used vehicle market resulting from a lower supply of used vehicles. The increase in the number of bankruptcies in the U.S. portfolio from June 30, 2004 reflects increased activity as a result of recently passed legislation, which will make it more difficult for U.S. consumers to file for bankruptcy protection in the future. As a result, the increase in bankruptcies reflects an acceleration of bankruptcy filings in the current period and does not reflect an overall deterioration in credit quality of the portfolio. It is expected that the number of bankruptcies will start to decline as a result of the legislation. Delinquency trends in the international portfolio have shown an improvement since June 2004 as a result of a change in the mix of new and used retail contracts in the portfolio, as well as an improvement in credit performance in certain international markets.

Commercial Credit
GMAC’s credit risk on the commercial portfolio is markedly different than that of its consumer portfolio. Whereas the consumer portfolio represents a homogenous pool of retail contracts that exhibit fairly predictable and stable loss patterns, the commercial portfolio exposures are less predictable. In general, the credit risk of the commercial portfolio is tied to overall economic conditions in the countries in which the Company operates.

At June 30, 2005, the only commercial receivables that had been securitized and accounted for as off-balance sheet transactions represent wholesale lines of credit extended to automotive dealerships, which historically experience low losses. Since only wholesale accounts have historically been securitized, the amount of losses on GMAC’s managed portfolio is the same as the on-balance sheet portfolio. As a result, only the on-balance sheet commercial portfolio credit experience is presented in the following table:

	Total loans	Impaired loans (a)
	June 30,	June 30,	Dec 31,	June 30,
($ in millions)	2005	2005	2004	2004
Wholesale	22,048	$585	$534	$526
		2.65%	1.91%	1.62%
Other commercial financing	10,637	577	664	649
		5.42%	5.52%	5.43%

Total on-balance sheet	32,685	$1,162	$1,198	$1,175
		3.56%	3.00%	2.64%

(a)	Includes loans where it is probable that the Company will be unable to collect all amounts due according to the terms of the loan.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

	Second Quarter			Six Months
	Average	Annualized charge-offs		Average	Annualized charge-offs,
	loans	net of recoveries		loans	net of recoveries
Period ended June 30, ($ in millions)	2005	2005	2004	2005	2005	2004
Wholesale	26,163	$1	$—	26,247	$2	$—
		0.02%	—%		0.02%	—%
Other commercial financing	11,936	18	18	11,932	23	60
		0.60%	0.60%		0.39%	0.99%

Total on-balance sheet	38,099	$19	$18	38,179	$25	$60
		0.20%	0.17%		0.13%	0.29%

The following table summarizes the activity related to the commercial allowance for credit losses for GMAC’s Financing operations:

	Second Quarter		Six Months
Period ended June 30, (in millions)	2005	2004	2005	2004
Allowance at beginning of period	$318	$346	$322	$391
Provision for credit losses	1	2	6	(1)
Charge-offs
Domestic	(14)	(21)	(21)	(63)
Foreign	(8)	—	(9)	(2)

Total charge-offs	(22)	(21)	(30)	(65)

Recoveries
Domestic	2	3	4	3
Foreign	1	—	1	2

Total recoveries	3	3	5	5

Net charge-offs	(19)	(18)	(25)	(60)
Impacts of foreign currency	(13)	—	(16)	—
Securitization activity	—	1	—	1

Allowance at June 30,	$287	$331	$287	$331

Net charge-offs in the commercial portfolio remain at traditionally low levels in 2005. Charge-offs in the commercial portfolio declined as compared to 2004 as a result of a continued decrease in the amount of charge-offs at the Company’s Commercial Finance Group (included in other commercial financing in the preceding table). Impaired loans in the wholesale commercial loan portfolio have increased in comparison to December 2004 and June 2004 levels as a result of an increase in the amounts outstanding in the wholesale lines of credit for certain dealer accounts, rather than a deterioration of credit quality in the overall wholesale portfolio. In addition, a lower balance of dealer receivables contributed to an increase in impaired loans as a percentage of the entire wholesale commercial loan portfolio. Consistent with observed trends in the other commercial financing portfolio, impaired loans have declined since December 2004 and June 2004.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

      Mortgage Operations

GMAC’s Mortgage operations are comprised of three separate operating and reporting segments: GMAC Residential Holding Corp. (GMAC Residential), GMAC-RFC Holding Corp., (GMAC-RFC) and GMAC Commercial Holding Corp. (GMAC Commercial Mortgage). In March 2005, GMAC transferred ownership of GMAC Residential and GMAC-RFC to a newly formed wholly-owned holding company, Residential Capital Corporation (ResCap). ResCap now owns GMAC Residential and GMAC-RFC and their subsidiaries. In addition, on August 3, 2005, the Company announced that it had entered into a definitive agreement to sell a sixty percent equity interest in GMAC Commercial Mortgage. Refer to Note 11 to the Condensed Consolidated Financial Statements for further details.

The principal activities of the three segments involve the origination, purchase, servicing, sale and securitization of consumer (i.e., residential) and commercial mortgage loans and mortgage related products (e.g., real estate services). Typically, mortgage loans are originated and sold to investors in the secondary market, including securitization transactions. Refer to pages 20-27 of the Company’s 2004 Annual Report on Form 10-K for further discussion of the business profile of GMAC’s Mortgage operations.

Mortgage Loan Production, Sales and Servicing
The following summarizes mortgage loan production for the periods indicated.

	Second Quarter		Six Months
Period ended June 30, ($ in millions)	2005	2004	2005	2004
Consumer:
Principal amount by product type:
Prime conforming	$12,432	$16,171	$24,700	$29,140
Government	1,044	604	2,241	1,140
Prime nonconforming	16,342	12,241	30,272	20,005
Prime second-lien	3,194	2,741	5,687	4,670
Nonprime	9,569	8,355	16,116	17,074

Total	$42,581	$40,112	$79,016	$72,029

Principal amount by origination channel:
Retail and direct channels	$9,697	$10,027	$18,178	$18,780
Correspondent and broker channels	32,884	30,085	60,838	53,249

Total	$42,581	$40,112	$79,016	$72,029

Number of loans (in units):
Retail and direct channels	76,569	79,129	142,970	151,738
Correspondent and broker channels	172,391	210,218	340,334	386,130

Total	248,960	289,347	483,304	537,868

Commercial:
Principal amount	$6,628	$6,653	$11,993	$10,450
Number of loans (in units)	592	832	1,034	1,093

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The following summarizes the Mortgage operations servicing portfolio for the periods indicated.

	June 30,	December 31,
($ in millions)	2005	2004
Consumer:
Principal amount by product type:
Prime conforming	$188,078	$172,529
Government	19,049	18,921
Prime nonconforming	83,564	69,849
Prime second-lien	15,789	14,133
Nonprime	60,359	61,809

Total	$366,839	$337,241

Principal amount by investor composition:
Agency	46%	49%
Private investor	48%	46%
Owned and other	6%	5%
Number of loans (in units)	3,073,936	2,864,866
Average loan size ($ per loan)	$124,402	$117,749
Weighted average service fee (basis points)	36	38

Commercial:
Principal by investor composition:
Agency	$23,384	$21,061
Private investor	229,932	217,280
Owned and other	9,872	9,113

Total	$263,188	$247,454

Number of loans (in units)	61,407	62,065
Average loan size ($ per loan)	$4,285,961	$3,987,014
Weighted average service fee (basis points)	7	6

Mortgage loan production increased in the second quarter and first six months of 2005, as compared to the same periods in the prior year, as a result of increased market share at the residential mortgage operations and increased volume at the commercial mortgage operations. The actual number of loans declined due to a shift in the product mix during the same time periods, resulting in an increase in the average loan size for both the consumer and commercial portfolios. Commensurate with the increase in mortgage loan production, the size of servicing portfolio has also increased since December 2004.

Results of Operations
Net income for GMAC’s Mortgage operations is summarized as follows:

	Second Quarter		Six Months
Period ended June 30, (in millions)	2005	2004	2005	2004
GMAC Residential	$94	$78	$165	$102
GMAC-RFC	201	198	452	372
GMAC Commercial Mortgage	38	43	101	76
Other (a)	5	—	5	—

Net Income	$338	$319	$723	$550

(a)	Represents certain corporate activities of ResCap, reflected in Other as described in Note 10 to the Condensed Consolidated Financial Statements.

Despite lower overall U.S. residential mortgage industry volume in the second quarter of 2005 as compared to the second quarter of 2004, GMAC’s Mortgage operations continued to post strong results with net income of $338 million and $723 million for the second quarter and first six months of 2005, respectively. These results represent increases of 6% and 31% over the same periods of 2004. On a combined basis, loan production for GMAC’s residential based mortgage companies (GMAC Residential and GMAC-RFC) for the second quarter of 2005 increased from that experienced for the second quarter of 2004, despite a decline of approximately 11% in total U.S. residential mortgage industry volume during the same time period. In addition, the favorable effects of valuation gains on the investment portfolio and favorable mortgage servicing results mitigated the impact of lower gains on sales of loans and lower net interest margins due to increased borrowing costs. GMAC Commercial Mortgage’s earnings were down $5 million from the second quarter of 2004, primarily due to lower gains on sales of loans as a result of certain valuation adjustments which occurred during the quarter. However, as a result of increased volume and higher gains on

Management’s Discussion and Analysis
General Motors Acceptance Corporation

sales in the first quarter of 2005, net income for the first six months of 2005 increased by $25 million to $101 million as compared to the first six months of 2004.

The following describes the results of operations for each of GMAC’s three separate mortgage reporting segments, GMAC Residential, GMAC-RFC and GMAC Commercial Mortgage.

GMAC Residential
The following table summarizes the operating results for GMAC Residential for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other operating segments.

Period ended June 30,	Second Quarter				Six Months
($ in millions)	2005	2004	Change	%	2005	2004	Change	%
Revenue
Total financing revenue	$162	$147	$15	10	$295	$263	$32	12
Interest and discount expense	(148)	(75)	(73)	(97)	(247)	(132)	(115)	(87)
Provision for credit losses	4	(1)	5	500	3	(2)	5	250

Net financing revenue	18	71	(53)	(75)	51	129	(78)	(60)
Mortgage servicing fees	243	211	32	15	478	419	59	14
MSR amortization and impairment	(162)	(223)	61	27	(300)	(422)	122	29
MSR risk management activities	51	15	36	240	37	60	(23)	(38)

Net loan serving income	132	3	129	4300	215	57	158	277
Gains on sale of loans	64	171	(107)	(63)	197	270	(73)	(27)
Other income	295	239	56	23	478	347	131	38
Noninterest expense	(356)	(318)	(38)	(12)	(654)	(593)	(61)	(10)
Income tax expense	(59)	(88)	29	33	(122)	(108)	(14)	(13)

Net income	$94	$78	$16	21	$165	$102	$63	62

Investment securities	$2,671	$791	$1,880	238
Loans held for sale	6,895	5,170	1,725	33
Loans held for investment, net	5,198	1,086	4,112	379
Mortgage servicing rights, net	2,548	2,996	(448)	(15)
Other assets	2,160	1,694	466	28

Total assets	$19,472	$11,737	$7,735	66

GMAC Residential earned $94 million and $165 million for the second quarter and first six months of 2005, respectively, as compared to $78 million and $102 million earned in the same periods of the prior year. GMAC Residential benefited from favorable net servicing results, an increase in investment income, somewhat offset by a decrease in net financing revenue, and lower gains on sales of loans.

Net financing revenue was negatively impacted by increases in short-term interest rates and the resulting increase in interest and discount expense. In addition, gains on sales of loans declined by 63% in the second quarter of 2005 from the same period in 2004. The decrease is primarily the result of lower pricing margins realized on sales of loans due to an increased competitive pricing environment in the second quarter of 2005 and a change in the mix of mortgage products sold. Residential mortgage loan production volume at GMAC Residential for the second quarter of 2005 was consistent with volume for the second quarter of 2004, as market share gains offset the impact of lower industry volume.

Net servicing results were favorable as a result of increased mortgage servicing fees due to growth in GMAC Residential’s servicing portfolio in the first six months of 2005 compared to the same period in 2004. Despite lower mortgage interest rates in the second quarter of 2005 as compared to the second quarter of 2004, GMAC Residential recognized a reduction in the amortization and valuation of residential mortgage servicing rights (MSRs) as a result of a change in prepayment and cash flow assumptions based on observed trends in the portfolio.

The increase in other income at GMAC Residential relates to interest earned on investments in U.S. Treasury securities during the second quarter of 2005, which are utilized as economic hedges for the Company’s MSR portfolio. GMAC Residential did not have any investments in U.S. Treasury securities during the second quarter of 2004, as reflected in the balance of investment securities totaling $0.8 billion at June 30, 2004, compared to $2.7 billion at June 30, 2005. The effective tax rate for GMAC Residential decreased, primarily due to a decline in state and local taxes.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

GMAC-RFC
The following table summarizes the operating results for GMAC-RFC for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other operating segments.

Period ended June 30,	Second Quarter				Six Months
($ in millions)	2005	2004	Change	%	2005	2004	Change	%
Revenue
Total financing revenue	$1,063	$1,078	($15)	(1)	$2,115	$2,022	$93	5
Interest and discount expense	(711)	(484)	(227)	(47)	(1,378)	(931)	(447)	(48)
Provision for credit losses	(149)	(215)	66	31	(281)	(417)	136	33

Net financing revenue	203	379	(176)	(46)	456	674	(218)	(32)
Mortgage servicing fees	110	106	4	4	223	205	18	9
MSR amortization and impairment	(145)	87	(232)	(267)	(147)	(30)	(117)	(390)
MSR risk management activities	66	(100)	166	166	57	(14)	71	507

Net loan servicing income	31	93	(62)	(67)	133	161	(28)	(17)
Gains on sale of loans	86	48	38	79	282	145	137	94
Other income	259	98	161	164	401	225	176	78
Noninterest expense	(281)	(291)	10	3	(579)	(589)	10	2
Income tax expense	(97)	(129)	32	25	(241)	(244)	3	1

Net income	$201	$198	$3	2	$452	$372	$80	22

Investment securities	$2,427	$2,007	$420	21
Loans held for sale	8,129	3,299	4,830	146
Loans held for investment, net	60,960	60,379	581	1
Mortgage servicing rights, net	698	753	(55)	(7)
Other assets	5,318	3,333	1,985	60

Total assets	$77,532	$69,771	$7,761	11

GMAC-RFC earned $201 million and $452 million for the second quarter and first six months of 2005, respectively. The quarterly results are consistent with the $198 million earned in the second quarter of 2004. However, for the first six months of 2005 net income increased 22% from the first six months of 2004. Valuation gains on the investment portfolio, favorable credit loss provisions and higher gains on sales of loans mitigated the negative impacts of lower net interest margins and increased amortization and impairment of mortgage servicing rights (MSRs).

Similar to GMAC’s Financing operations, GMAC-RFC’s results were negatively impacted by an increase in interest and discount expense as a result of an increase in short-term interest rates. However, the increase in interest and discount expense was partially offset by a favorable change in the provision for credit losses. The decrease in the provision for credit losses is primarily a result of the slowing growth in the consumer loan portfolio, resulting from an increase in the amount of off-balance sheet securitization issuances since year-end. GMAC-RFC has recently increased its volume of securitization transactions accounted for as sales versus those accounted for as secured financings in order to take advantage of certain market conditions which make it more economical to securitize and sell all the credit risk on certain nonprime and home equity products rather than to retain on balance sheet. Partially offsetting the decline in the provision due to lower asset levels was an increase due to higher delinquencies on the portfolio as a result of the seasoning of loans held on balance sheet that were originated in prior years.

While decreases in mortgage interest rates during the second quarter of 2005 compared to increases during the second quarter of 2004 resulted in higher amortization and impairment of residential MSRs, the impact on income from the related economic hedge was favorable, which helped to offset the increased amortization and impairment of MSRs (displayed as MSR risk management activities in the preceding table).

The increase in gains on sales of loans at GMAC-RFC is commensurate with the higher volume of off-balance sheet securitization volumes versus on-balance sheet secured financings. In addition, the sale of certain distressed assets by GMAC-RFC in the first quarter of 2005 resulted in a $66 million pre-tax gain, which is reflected in the higher amount of gains on sales of loans for the first six months of 2005 as compared to the first six months of 2004. The increase in other income of approximately $161 million and $176 million in the second quarter and first six months of 2005, respectively, is primarily related to the favorable net impact on the valuation of retained interests from updating estimates of future credit losses resulting from favorable historical credit loss experience and an increase in other investment income, primarily related to equity investments.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

GMAC Commercial Mortgage
The following table summarizes the operating results for GMAC Commercial Mortgage for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other operating segments.

Period ended June 30,	Second Quarter				Six Months
($ in millions)	2005	2004	Change	%	2005	2004	Change	%
Revenue
Total financing revenue	$155	$114	$41	36	$311	$228	$83	36
Interest and discount expense	(147)	(91)	(56)	(62)	(262)	(184)	(78)	(42)
Provision for credit losses	(6)	(7)	1	14	(20)	(7)	(13)	(186)

Net financing revenue	2	16	(14)	(88)	29	37	(8)	(22)
Mortgage servicing fees	50	50	—	—	99	98	1	1
MSR amortization and impairment	(28)	(24)	(4)	(17)	(53)	(48)	(5)	(10)

Net loan servicing income	22	26	(4)	(15)	46	50	(4)	(8)
Gains on sale of loans	(15)	47	(62)	(132)	51	70	(19)	(27)
Other income	216	181	35	19	430	357	73	20
Noninterest expense	(178)	(207)	29	14	(418)	(402)	(16)	(4)
Income tax expense	(9)	(20)	11	55	(37)	(36)	(1)	(3)

Net income	$38	$43	($5)	(12)	$101	$76	$25	33

Investment securities	$2,308	$1,775	$533	30
Loans held for sale	7,240	8,924	(1,684)	(19)
Loans held for investment, net	3,340	970	2,370	244
Mortgage servicing rights, net	590	524	66	13
Other assets	3,773	3,246	527	16

Total assets	$17,251	$15,439	$1,812	12

GMAC Commercial Mortgage earned $38 million in the second quarter of 2005, down $5 million from the second quarter of 2004. Net income for the first six months of 2005 was $101 million, up from $76 million earned in the same period of the prior year. Second quarter results were negatively impacted from lower gains on sales of loans, while the first six months of 2005 benefited from increased loan production and an increase in fee-based revenue recognized in the first quarter of 2005.

Net financing revenue was negatively impacted by increases in interest and discount expenses due to increased borrowing costs, consistent with increases in short-term interest rates, as experienced in GMAC’s residential mortgage operations and Financing operations. The provision for credit losses at GMAC Commercial Mortgage remained stable in the second quarter of 2005 as compared to the second quarter of 2004, with an increase for the first six months of 2005, compared to the same period in the prior year, reflective of unfavorable credit trends related to specific loans within the commercial portfolio. Refer to the Credit Risk discussion within this Mortgage operations section of the MD&A for further discussion.

The $15 million loss on sales of loans in the second quarter of 2005 reflects an impairment charge related to interests in real estate partnerships, which resulted in a $30 million pre-tax loss. In addition, gains on sales related to securitizations and whole loan sales were lower in the second quarter of 2005 as compared to the same period in the prior year due to the timing of sales, with year to date volume higher than the prior year.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

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

	June 30,	December 31,	June 30
($ in millions)	2005	2004	2004
Nonperforming loans:
Prime conforming	$19	$17	$21
Government	32	26	28
Prime nonconforming	176	197	185
Prime second-lien	58	53	21
Nonprime (a)	4,841	4,320	3,391

Total nonaccrual loans	5,126	4,613	3,646
Foreclosed assets	517	456	394

Total nonperforming assets	$5,643	$5,069	$4,040
As a % of total loan portfolio	9.98%	8.78%	7.14%

(a)	Includes $843, $909 and $757 at June 30, 2005, December 31, 2004 and June 30, 2004, respectively, of loans that were purchased as distressed assets, and as such, were considered nonperforming at the time of purchase.

The following table summarizes the activity related to the consumer allowance for credit losses for GMAC’s Mortgage operations.

	Second Quarter		Six Months
Period ended June 30, ($ in millions)	2005	2004	2005	2004
Allowance at beginning of period	$931	$556	$916	$449
Provision for credit losses	125	215	253	411
Charge-offs:
Domestic	(130)	(128)	(255)	(214)
Foreign	(2)	(4)	(3)	(8)

Total charge-offs	(132)	(132)	(258)	(222)

Recoveries:
Domestic	9	5	20	6
Foreign	1	—	4	—

Total recoveries	10	5	24	6

Net charge-offs	(122)	(127)	(234)	(216)
Impacts of foreign currency translation	—	—	—	—
Securitization activity	(1)	2	(2)	2

Allowance at June 30,	$933	$646	$933	$646
Allowance coverage (a)	1.65%	1.14%	1.65%	1.14%

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet residential mortgage loans at the end of the period.

The increase in nonperforming assets in the second quarter of 2005 as compared to the same period in 2004 is primarily the result of credit seasoning of the mortgage loans held for investment portfolio that were originated in prior years. The Company’s use of securitization transactions accounted for as secured financings over the past few years resulted in asset growth and, over time, an increase in the allowance as these assets mature. Starting in 2001, and through the first quarter of 2005, the Company structured many of its securitization transactions as secured financings as opposed to its historical exclusive use of off-balance sheet transactions. The portions of the portfolio most impacted by this change are the nonconforming and nonprime loan portfolios. As a result of these factors, the allowance for credit losses as a percentage of the total on-balance sheet held for investment residential mortgage loan portfolio also increased from June 2004.

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

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The amount of impaired loans in GMAC Commercial Mortgage’s loan portfolios amounted to $231 million, $208 million and $295 million at June 30, 2005, December 31, 2004 and June 30, 2004, respectively. The reduction in impaired loans from June 30, 2004 to June 30, 2005 is the result of the resolution of certain assets during the year. Actual net charge-offs in GMAC Commercial Mortgage’s on-balance sheet held for investment commercial loan portfolio remained low, at $6 million and $2 million for the six months ended June 30, 2005 and 2004, respectively.

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

	June 30,	December 31,	June 30,
($ in millions)	2005	2004	2004
Nonperforming lending receivables:
Warehouse	$4	$5	$10
Construction	9	—	—
Other	—	2	—

Total nonaccrual lending receivables	13	7	10
Foreclosed assets	8	8	11

Total nonperforming assets	$21	$15	$21
As a % of total lending receivables portfolio	0.20%	0.16%	0.35%

Total nonperforming balances remained relatively stable since December and June 2004. Nonperforming assets related to warehouse and construction lending activities for the first six months of 2005 reflect the unfavorable credit experience for a small number of construction loans at GMAC-RFC since December and June 2004, partially offset by the resolution of a number of nonperforming warehouse loans since June 2004.

The allowance for credit losses for the on-balance sheet commercial mortgage loan and mortgage lending receivables portfolios was $181 million, $149 million and $123 million at June 30, 2005, December 31, 2004 and June 30, 2004, respectively. The increase since December 31, 2004 primarily reflects increased reserve levels at GMAC Commercial Mortgage due to unfavorable credit experience related to specific loans within the commercial portfolio, consistent with the increase in impaired loans since December 31, 2004.

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

	Second Quarter				Six Months
Period ended June 30, ($ in millions)	2005	2004	Change	%	2005	2004	Change	%
Revenue
Insurance premiums and service revenue earned	$919	$860	$59	7	$1,830	$1,723	$107	6
Investment income	96	98	(2)	(2)	186	178	8	4
Other income	39	33	6	18	76	67	9	13

Total revenue	1,054	991	63	6	2,092	1,968	124	6
Insurance losses and loss adjustment expenses	(597)	(601)	4	1	(1,185)	(1,196)	11	1
Acquisition and underwriting expense	(291)	(254)	(37)	(15)	(575)	(478)	(97)	(20)
Premium tax and other expense	(21)	(20)	(1)	(5)	(44)	(39)	(5)	(13)

Income before income taxes	145	116	29	25	288	255	33	13
Income tax expense	(45)	(41)	(4)	(10)	(93)	(89)	(4)	(4)

Net income	$100	$75	$25	33	$195	$166	$29	17

Total assets	$12,173	$10,841	$1,332	12	$12,173	$10,841	$1,332	12

Insurance premiums and service revenue written	$1,038	$989	$49	5	$2,156	$2,046	$110	5

Net income from Insurance operations totaled $100 million and $195 million for the second quarter and first six months of 2005, respectively, as compared to $75 million and $166 million for the same periods in 2004. The increases are primarily the result of favorable underwriting results due to increases in insurance premiums and service revenue earned and written from contract growth across the majority of product lines. In addition, incurred losses attributable to severe weather in the United States were lower in the second quarter of 2005 than in the second quarter of 2004, which resulted in lower loss and loss adjustment expenses despite higher volume.

The combination of investment and other income increased in the second quarter and first six months of 2005 as compared to the same 2004 periods. The increases are primarily the result of larger debt and equity portfolios of invested assets. The market value of the investment portfolio was $7.5 billion at June 30, 2005 compared to $6.5 billion at June 30, 2004.

Total expenses increased 4% in the second quarter of 2005 as compared to the same period in 2004, and 5% for the first six months of 2005 over the same period in 2004. The increases were primarily attributable to acquisition and underwriting expenses, which increased as a result of higher insurance premiums and service revenue earned and were also driven by higher amortization of deferred acquisition costs.

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

Management’s Discussion and Analysis
General Motors Acceptance Corporation

      Funding and Liquidity

Funding Sources and Strategy
GMAC’s liquidity as well as its ongoing profitability, in large part, is dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. In developing its funding strategy, management considers market conditions, prevailing interest rates, liquidity needs and the desired maturity profile of its liabilities. The Company’s strategy in managing liquidity risk has been to develop diversified unsecured and secured funding sources across a global investor base and to extend debt maturities over a longer period of time, thereby maintaining sufficient cash balances. An important part of its overall funding and liquidity strategy is the Company’s access to substantial bank lines of credit. These bank lines of credit provide “back-up” liquidity and represent additional funding sources, if required. In addition, the Company enters into secured funding commitments through a variety of committed facilities whereby third parties (including third-party asset-backed commercial paper conduits) have committed to purchase a minimum amount of receivables through a designated period of time. As part of its cash management strategy, from time to time the Company repurchases previously issued debt, but does so in a manner that does not compromise overall liquidity.

The following table summarizes GMAC’s funding sources for the periods indicated:

	Outstanding
	June 30,	December 31,
($ in millions)	2005	2004
Commercial paper	$1,907	$8,395
Institutional term debt	93,346	105,894
Retail debt programs	37,317	38,706
Secured financings	101,755	91,957
Bank loans, and other	16,176	22,734

Total debt (a)	250,501	267,686
Customer deposits (b)	7,967	5,755
Off-balance sheet securitizations (c)
Retail finance receivables	6,784	5,057
Wholesale loans	19,897	20,978
Mortgage loans	78,550	65,829

Total funding	363,699	365,305
Less: cash reserves (d)	(22,210)	(22,718)

Net funding	$341,489	$342,587

Leverage ratio covenant (e)	7.6:1	8.6:1

Funding Commitments ($ in billions)
Bank liquidity facilities (f)	$45.8	$59.4
Secured funding facilities (g)	$65.1	$59.3

(a)	Excludes fair value adjustment as described in Note 7 to the Condensed Consolidated Financial Statements.

(b)	Includes consumer and commercial bank deposits and dealer wholesale deposits.

(c)	Represents net funding from securitizations of retail and wholesale automotive receivables and mortgage loans accounted for as sales further described in Note 8 to the Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K.

(d)	Includes $19,723 in cash and cash equivalents and $2,487 invested in marketable securities at June 30, 2005.

(e)	As described in Note 7 to the Condensed Consolidated Financial Statements, the Company’s liquidity facilities contain a leverage ratio covenant of 11.0:1, which excludes from debt, securitization transactions that are accounted for on-balance sheet as secured financings (totaling $80,588 and $75,230 at June 30, 2005, and December 31, 2004, respectively). GMAC’s debt to equity ratio was 11.1:1 and 12.0:1, at June 30, 2005 and December 31, 2004, respectively, as determined by accounting principles generally accepted in the United States of America, which was the former basis for the leverage ratio covenant.

(f)	Represents both committed and uncommitted bank liquidity facilities. Refer to Note 7 to the Condensed Consolidated Financial Statements for details.

(g)	Represents both committed and uncommitted secured funding facilities. Includes commitments with third-party asset-backed commercial paper conduits as well as forward flow sale agreements with third parties and repurchase facilities. Refer to Note 7 to the Condensed Consolidated Financial Statements for details.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

In the second quarter of 2005 GMAC’s unsecured debt ratings were lowered to a non-investment grade rating by two of the four nationally recognized rating agencies that rate GMAC (refer to the Credit Ratings section of this MD&A for further information). These downgrades were a continuation of a series of negative rating actions over the past few years caused by concerns as to the financial outlook of GM, including its overall market position in the automotive industry and its burdensome health care obligations. In anticipation of, and as a result of these negative rating actions, the Company has modified its diversified funding strategy to focus on an increased use of liquidity sources other than institutional unsecured markets. In particular, the Company has increased the use of secured funding sources beyond traditional asset classes and geographic markets and has also increased the use of automotive whole loan sales. The increased use of whole loan sales is part of the migration to an “originate and sell” model for the U.S. automotive finance business. Through July 2005, the Company has executed $9 billion in whole loan sales and is obligated to sell $25 billion in retail automotive receivables with commitments from third-parties to purchase up to $55 billion over the next five years. In addition, through its banking activities, bank deposits (certificates of deposits and brokered deposits) have become an important funding source for the Company. GMAC has also been able to diversify its unsecured funding through the formation of Residential Capital Corporation (ResCap). ResCap was formed as the holding company of GMAC’s residential mortgage business and in the second quarter of 2005 successfully achieved an investment grade rating (independent from GMAC) and issued $4 billion of unsecured debt through a private placement offering. Following the bond offering, in July 2005 ResCap closed a $3.55 billion syndication of its bank facilities consisting of a $1.75 billion syndicated term loan and $0.9 billion syndicated line of credit committed through July 2008 and a $0.9 billion syndicated line of credit committed through July 2006. These facilities are intended to be used primarily for general corporate and working capital purposes, as well as to repay affiliate borrowings, thus providing additional liquidity to GMAC.

As previously described, in August 2005 GMAC announced that it had entered into a definitive agreement to sell a sixty percent equity interest in GMAC Commercial Mortgage, while maintaining the remaining forty percent equity interest. Under the terms of the transaction, GMAC Commercial Mortgage will repay all intercompany loans to GMAC upon the closing, which is expected to occur in the fourth quarter of 2005, thereby providing GMAC significant incremental liquidity.

The change in focus on the funding strategy has allowed the Company to maintain adequate access to capital and a sufficient liquidity position ($22.2 billion in cash reserves, comprised of $19.7 billion in cash and cash equivalents and $2.5 billion invested in a portfolio of marketable securities included in Investment securities in the Condensed Consolidated Balance Sheet) despite reductions in and limited access to traditional unsecured funding sources (i.e., commercial paper, bank loans and lines of credit) due to the deterioration in GMAC’s unsecured credit rating. GMAC has essentially completed its funding requirements for its U.S. term funding program for 2005. Any additional funding obtained in 2005 will be done so on an opportunistic basis.

Unsecured sources most impacted by the reduction in GMAC’s credit rating have been the Company’s automotive commercial paper programs, certain bank loan arrangements primarily in the Mortgage and International Automotive operations, as well as FNMA custodial borrowing arrangements at GMAC Residential. In addition to these unsecured sources of funds, GMAC’s bank liquidity facilities have also been negatively impacted by concerns over the Company’s credit rating which has led to a reduction in the Company’s committed and uncommitted facilities since December 31, 2004.

A further reduction of GMAC’s credit ratings such that GMAC would be rated non-investment grade by all of the nationally recognized rating agencies that rate GMAC could increase borrowing costs and further constrain GMAC’s access to unsecured debt markets, including capital markets for retail debt. In addition, a further reduction of GMAC’s credit ratings could increase the possibility of additional terms and conditions contained in any new or replacement financing arrangements as well as impacting elements of certain existing secured borrowing arrangements. However, GMAC’s funding strategy has increased the Company’s focus on expanding and developing diversified secured funding sources that are not directly affected by ratings on unsecured debt. Accordingly, the possibility of a further reduction of GMAC’s credit ratings is not expected to have a material effect on GMAC’s access to adequate capital to meet the Company’s funding needs in the short- and medium-term. With limited access to traditional unsecured funding sources, management will continue to diversify and expand its use of asset-backed funding and believes that its funding strategy will provide sufficient access to the capital markets to meet the Company’s short- and medium-term funding needs.

Notwithstanding the foregoing, management believes that the current ratings situation and outlook increases the level of risk as to the long-term ability of the Company to sustain the current level of asset originations. Management continuously assesses this matter and is seeking to mitigate the increased risk by exploring whether actions could be taken that would provide a basis for rating agencies to evaluate GMAC’s financial performance in order to provide GMAC with ratings independent of those assigned to GM. Currently, only Moody’s and DBRS assign a different credit rating to GMAC than they do to GM. There can be no assurance that any such actions by the Company would be taken or that such actions, if taken, would be successful in achieving a “split” rating from other rating agencies.

Credit Ratings
Substantially all of the Company’s debt has been rated by nationally recognized statistical rating organizations. Concerns over the competitive and financial strength of GM, including how it will fund its burdensome health care liabilities, have resulted in the Company experiencing a series of negative rating actions, which commenced late in 2001. In May 2005, both Standard & Poor’s and Fitch downgraded the senior debt of GMAC to a non-investment grade rating with the other rating agencies continuing to maintain an investment grade rating on GMAC’s senior debt.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The following summarizes GMAC’s current ratings, outlook and the date of last rating or outlook change by the respective nationally recognized rating agencies.

Rating	Commercial	Senior
Agency	Paper	Debt	Outlook	Date of Last Action
Fitch	B	BB+	Negative	May 24, 2005 (a)
Moody’s	Prime-2	Baa2	Negative	April 5, 2005 (b)
S&P	B-1	BB	Negative	May 5, 2005 (c)
DBRS	R-2 (low)	BBB (low)	Negative	August 2, 2005 (d)

(a)	Fitch downgraded the senior debt of GMAC to BB+ from BBB- and downgraded the commercial paper rating to B from F-3, and maintained an outlook of negative.

(b)	Moody’s lowered the senior debt of GMAC to Baa2 from Baa1, and maintained an outlook of negative. In addition, on July 7, 2005, Moody’s placed GMAC’s unsecured debt ratings under credit review for possible downgrade.

(c)	Standard & Poor’s downgraded the senior debt of GMAC to BB from BBB- and downgraded the commercial paper rating to B-1 from A-3 and maintained an outlook of negative.

(d)	DBRS downgraded the senior debt of GMAC to BBB (low) from BBB and downgraded the commercial paper rating to R-2 (low) from R-2 (middle), and the trend remained negative.

      Off-balance Sheet Arrangements

The Company uses off-balance sheet entities as an integral part of its operating and funding activities. The increase in the amount of mortgage loans carried in off-balance sheet facilities since December 2004 reflects GMAC-RFC’s increased use of securitization transactions accounted for as sales versus those accounted for as secured financings in order to take advantage of certain market conditions which make it more economical to securitize all the credit risk on its nonprime and home equity products than to retain them on-balance sheet. For further discussion of GMAC’s use of off-balance sheet entities, refer to the Off-balance Sheet Arrangements section in the Company’s 2004 Annual Report on Form 10-K.

The following table summarizes assets carried off-balance sheet in these entities.

	June 30,	December 31,
(in billions)	2005	2004
Securitization (a)
Retail finance receivables	$7.7	$5.6
Wholesale loans	21.4	21.3
Mortgage loans	81.1	71.2
Collateralized debt obligations (b)	3.5	3.3
Tax-exempt related securities	1.2	1.1

Total securitization	114.9	102.5
Other off-balance sheet activities
Mortgage warehouse	0.6	0.3
Other mortgage	3.9	3.5

Total off-balance sheet activities	$119.4	$106.3

(a)	Includes only securitizations accounted for as sales under SFAS 140, as further described in Note 8 to the Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K.

(b)	Includes securitization of mortgage-backed securities, some of which are backed by securitized mortgage loans as reflected in the above table.

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

Management’s Discussion and Analysis
General Motors Acceptance Corporation

collected in the initial accounting of a loan acquired in a transfer. SOP 03-3 and the required disclosures were effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption of SOP 03-3 did not have a material impact on the Company’s financial condition or results of operations.

Statement of Financial Accounting Standards No. 154 — In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 154, Accounting Changes and Error Corrections (SFAS 154), that addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

Emerging Issues Task Force No. 04-5 — In July 2005, the Emerging Issues Task Force released Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (EITF 04-5). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership by determining the general partner’s substantive ability to dissolve (liquidate) the limited partnership as well as assessing the substantive participating rights of the general partner within the limited partnership. EITF 04-5 states that if the general partner has substantive ability to dissolve (liquidate) or has substantive participating rights then the general partner is presumed to control that partnership and would be required to consolidate the limited partnership. EITF 04-5 is effective for all new limited partnerships and existing partnerships for which the partnership agreements are modified on June 29, 2005. This EITF is effective in fiscal periods beginning after December 15, 2005 for all other limited partnerships. Management is currently reviewing the potential impact of EITF 04-5, however, does not anticipate that adoption will have a material impact on the Company’s financial condition or results of operations.

      Consolidated Operating Results

The following section provides a discussion of GMAC’s consolidated results of operations as displayed in the Condensed Consolidated Statement of Income. The individual business segment sections of this MD&A provide a further discussion of the operating results.

Revenues
Total revenue increased by $259 million and $513 million, respectively, in the second quarter and first six months of 2005 primarily from an increase in commercial interest income of $182 million and $319 million at GMAC’s Financing operations as a result of higher average earning rates corresponding to the rise in short-term market interest rates during the periods. In addition, operating lease income increased due to an increase in the average size of the operating lease portfolio from the prior year.

Interest and discount expense increased by 35% in both the second quarter and first six months of 2005, as compared to the same periods of the prior year. This increase is the result of the negative impact of both the Company’s lower credit ratings and higher funding costs due to an increase in overall market interest rates. The provision for credit losses decreased by $212 million and $367 million, respectively, in the second quarter and first six months of 2005. The decrease resulted primarily from lower consumer asset levels at GMAC’s Financing and Mortgage operations partially attributable to the use of automotive portfolio sales transactions (whole loan sales) within the Financing operations and increased use of off-balance sheet securitization transactions within the Mortgage operations since year-end. In addition, favorable credit provisions in the residential mortgage loan portfolio during the first and second quarters of 2005, as well as an improvement in credit quality within the consumer portfolio at GMAC’s Financing operations, contributed to the decline year over year. Insurance premiums and service revenue earned increased between 6% and 7% in both the second quarter and first six months of 2005, as compared with the same periods in 2004, as a result of favorable underwriting results from contract growth across the majority of product lines.

Mortgage banking income declined by $85 million for the second quarter of 2005, compared with the same period in the prior year, primarily from a reduction in gains on sales of loans and decreased mortgage processing fees, offset by favorable net loan servicing income. The decrease in gains from sales of loans resulted from lower pricing margins during the second quarter of 2005 and an impairment charge related to interest in real estate partnerships at GMAC Commercial Mortgage. Mortgage banking income increased by $149 million for the first six months of 2005, compared with the same period in the prior year, primarily from favorable net loan servicing income and higher gains on sales of loans. Higher gains on sales of loans at GMAC Commercial Mortgage and the sale of certain distressed assets by GMAC-RFC in the first quarter mitigated the impact of lower gains on sales in the second quarter of 2005. A decline in overall mortgage market interest rates had an unfavorable impact on amortization and impairment of mortgage servicing rights for the second quarter of 2005. However, favorable hedge results helped to mitigate the increased amortization and impairment of MSRs.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Investment and other income increased by $409 million and $540 million for the second quarter and first six months of 2005, respectively, as compared to the same periods in the prior year. The increases are primarily due to interest income from investments in U.S. Treasury securities and the favorable impact on the valuation of retained securitization interests at the Company’s residential mortgage operations.

Expenses
Noninterest expense increased by $193 million, or 6% in the second quarter of 2005 and $346 million, or 5% for the first six months of 2005. Depreciation expense on operating lease assets increased as a result of higher average operating lease asset levels as compared to the second quarter of 2004. In addition, compensation and benefits expense increased during the second quarter and first six months of 2005 compared with the same period in the prior year reflecting higher supplemental compensation at the Mortgage operations resulting from increased profitability. Insurance losses and loss adjustment expenses were relatively consistent with the expenses recognized during the comparable periods of 2004. Other operating expenses increased for both the second quarter and first six months of 2005, compared to the same periods in 2004. Increases in expenses at the Company’s Full Service Leasing business within the International Automotive Finance Operations and increases in acquisition and underwriting expenses at the Company’s Insurance operations, due to growth in both businesses, were offset by higher gains on the disposal of operating lease assets within the North America Automotive Finance Operations. The Company’s effective tax rate was lower in the second quarter and first six months of 2005 due to various tax items within several of the Company’s reporting segments.

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

Controls and Procedures
General Motors Acceptance Corporation

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e)) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, GMAC’s Chairman (Principal Executive Officer) and GMAC’s Executive Vice President and Chief Financial Officer (Principal Financial Officer) evaluated, with the participation of GMAC’s management, the effectiveness of the Company’s disclosure controls and procedures.

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

Other Information
General Motors Acceptance Corporation

      Legal Proceedings

GMAC is subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against it. The Company did not become party to any material pending legal proceedings during the six month period ended June 30, 2005, or during the period from June 30, 2005 to the filing date of this report.

      Other Information

None.

      Exhibits

Exhibits — The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report. Such Index is incorporated herein by reference.

Signatures
General Motors Acceptance Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 8th day of August, 2005.

General Motors Acceptance Corporation
(Registrant)

/s/ Sanjiv Khattri
Sanjiv Khattri
Executive Vice President and Chief Financial Officer

/s/ Linda K. Zukauckas
Linda K. Zukauckas
Vice President and Corporate Controller

Index of Exhibits
General Motors Acceptance Corporation

Exhibit	Description	Method of Filing
3.1	Certificate of Incorporation of GMAC Financial Services Corporation dated February 20, 1997	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-3754); incorporated herein by reference.

3.2	Certificate of Merger of GMAC and GMAC Financial Services Corporation dated December 17, 1997	Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-3754); incorporated herein by reference.

3.3	By-Laws of General Motors Acceptance Corporation as amended through April 1, 2004	Filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 1-3754); incorporated herein by reference.

4.1	Form of Indenture dated as of July 1, 1982 between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115; incorporated herein by reference.

4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653; incorporated herein by reference.

4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236; incorporated herein by reference.

4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183; incorporated herein by reference.

4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705; incorporated herein by reference.

4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463; incorporated herein by reference.

4.2	Form of Indenture dated as of September 24, 1996 between the Company and The Chase Manhattan Bank, Trustee, relating to SmartNotes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023; incorporated herein by reference.

4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207; incorporated herein by reference.

4.3	Form of Indenture dated as of October 15, 1985 between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 2-99057; incorporated herein by reference.

4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-4661; incorporated herein by reference.

4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company’s Registration Statement No. 33-6717; incorporated herein by reference.

4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company’s Registration Statement No. 33-12059; incorporated herein by reference.

4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company’s Registration Statement No. 33-26057; incorporated herein by reference.

Index of Exhibits
General Motors Acceptance Corporation

Exhibit	Description	Method of Filing
4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company’s Registration Statement No. 33-31596; incorporated herein by reference.

4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

4.3.7	Form of Seventh Supplemental Indenture dated as of June 15, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

4.4	Form of Indenture dated as of December 1, 1993 between the Company and Citibank, N.A., Trustee, relating to Medium-Term Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 33-51381; incorporated herein by reference.

4.4.1	Form of First Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.4	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-59551; incorporated herein by reference.

10	Copy of agreement dated as of October 22, 2001 between General Motors Corporation and General Motors Acceptance Corporation.	Filed as Exhibit 10 to the Company’s current report on Form 8-K dated as of October 23, 2001 (File No. 1-3754); incorporated herein by reference.

12	Computation of ratio of earnings to fixed charges	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

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