Form 10-Q
period 2005-09-30
GENERAL MOTORS ACCEPTANCE CORP
filed 2005-11-09
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission file number: 1-3754
GENERAL MOTORS ACCEPTANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-0572512 (I.R.S. Employer Identification No.)
200 Renaissance Center
P.O. Box 200 Detroit, Michigan
48265-2000
(Address of principal executive offices)
(Zip Code)
(313) 556-5000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes [ ] No [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes [ ] No [X]
As of September 30, 2005, there were outstanding 10 shares of the issuer’s $.10 par value common stock.
Reduced Disclosure Format
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

INDEX
General Motors Acceptance Corporation

*	Item is omitted pursuant to the Reduced Disclosure Format, as set forth on the cover page of this filing.

Condensed Consolidated Statement of Income (unaudited)
General Motors Acceptance Corporation

	Third Quarter		Nine Months

		(As restated		(As restated
		See Note 1)		See Note 1)
Period ended September 30, (in millions)	2005	2004	2005	2004

Revenue
Consumer	$2,448	$2,604	$7,438	$7,643
Commercial	638	549	2,009	1,601
Loans held for sale	451	280	1,179	918
Operating leases	1,787	1,615	5,202	4,878

Total revenue	5,324	5,048	15,828	15,040
Interest and discount expense	3,320	2,398	9,370	6,874

Net revenue before provision for credit losses	2,004	2,650	6,458	8,166
Provision for credit losses	385	548	915	1,445

Net revenue	1,619	2,102	5,543	6,721
Insurance premiums and service revenue earned	975	907	2,822	2,643
Mortgage banking income	809	501	1,929	1,474
Investment income	264	160	918	640
Other income	1,240	913	3,244	2,549

Total net revenue	4,907	4,583	14,456	14,027
Expense
Depreciation expense on operating lease assets	1,329	1,208	3,888	3,613
Compensation and benefits expense	845	723	2,428	2,185
Insurance losses and loss adjustment expenses	593	578	1,779	1,774
Other operating expenses	1,089	1,140	2,995	2,966

Total noninterest expense	3,856	3,649	11,090	10,538
Income before income tax expense	1,051	934	3,366	3,489
Income tax expense	376	314	1,147	1,259

Net income	$675	$620	$2,219	$2,230

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
General Motors Acceptance Corporation

	September 30,	December 31,
(in millions)	2005	2004

Assets
Cash and cash equivalents	$21,317	$22,718
Investment securities	16,400	14,960
Loans held for sale	17,581	19,934
Reporting segment held for sale	18,748	—
Finance receivables and loans, net of unearned income
Consumer	137,832	150,449
Commercial	42,555	53,210
Allowance for credit losses	(3,237)	(3,422)

Total finance receivables and loans, net	177,150	200,237
Investment in operating leases, net	29,824	26,072
Notes receivable from General Motors	5,356	4,921
Mortgage servicing rights, net	3,763	3,890
Premiums and other insurance receivables	1,889	1,763
Other assets	22,166	29,644

Total assets	$314,194	$324,139

Liabilities
Debt
Unsecured	$141,753	$177,003
Secured	104,977	91,957

Total debt	246,730	268,960
Interest payable	2,916	3,394
Liabilities related to reporting segment held for sale	12,319	—
Unearned insurance premiums and service revenue	5,081	4,727
Reserves for insurance losses and loss adjustment expenses	2,571	2,505
Accrued expenses and other liabilities	17,889	18,382
Deferred income taxes	3,861	3,754

Total liabilities	291,367	301,722
Stockholder’s equity
Common stock, $.10 par value (10,000 shares authorized, 10 shares issued and outstanding) and paid-in capital	5,760	5,760
Retained earnings	16,210	15,491
Accumulated other comprehensive income	857	1,166

Total stockholder’s equity	22,827	22,417

Total liabilities and stockholder’s equity	$314,194	$324,139

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statement of Changes in
Stockholder’s Equity (unaudited)
General Motors Acceptance Corporation

		(As restated
		See Note 1)
Nine months ended September 30, (in millions)	2005	2004

Common stock and paid-in capital
Balance at beginning of year	$5,760	$5,641
Increase in paid-in capital	—	129

Balance at September 30,	5,760	5,770

Retained earnings
Balance at beginning of year	15,491	14,078
Net income	2,219	2,230
Dividends paid	(1,500)	—

Balance at September 30,	16,210	16,308

Accumulated other comprehensive income
Balance at beginning of year	1,166	517
Other comprehensive (loss) income	(309)	97

Balance at September 30,	857	614

Total stockholder’s equity
Balance at beginning of year	22,417	20,236
Increase in paid-in capital	—	129
Net income	2,219	2,230
Dividends paid	(1,500)	—
Other comprehensive (loss) income	(309)	97

Total stockholder’s equity at September 30,	$22,827	$22,692

Comprehensive income
Net income	$2,219	$2,230
Other comprehensive (loss) income	(309)	97

Comprehensive income	$1,910	$2,327

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
General Motors Acceptance Corporation

		(As restated
		See Note 1)
Nine months ended September 30, (in millions)	2005 (a)	2004

Operating activities
Net cash (used in) provided by operating activities	($220)	$8,039

Investing activities
Purchases of available for sale securities	(14,100)	(7,602)
Proceeds from sales of available for sale securities	3,899	2,338
Proceeds from maturities of available for sale securities	6,800	4,819
Net maturities of held to maturity securities	42	3
Net increase in finance receivables and loans	(77,545)	(92,707)
Proceeds from sales of finance receivables and loans	95,596	79,430
Purchases of operating lease assets	(12,372)	(10,521)
Disposals of operating lease assets	4,846	5,942
Change in notes receivable from General Motors	(435)	(1,280)
Purchases and originations of mortgage servicing rights, net of sales	(1,088)	(1,151)
Acquisitions of subsidiaries, net of cash acquired	—	9
Other, net	(1,463)	360

Net cash provided by (used in) investing activities	4,180	(20,360)

Financing activities
Net change in short-term debt	(6,572)	3,065
Proceeds from issuance of long-term debt	49,097	56,659
Repayments of long-term debt	(50,813)	(44,750)
Other financing activities	5,020	3,763
Dividends paid	(1,500)	—

Net cash (used in) provided by financing activities	(4,768)	18,737

Effect of exchange rate changes on cash and cash equivalents	(84)	25

Net decrease in cash and cash equivalents	(892)	6,441
Cash and cash equivalents at beginning of year	22,718	17,976

Cash and cash equivalents at September 30	$21,826	$24,417

(a)	Includes $509 of cash and cash equivalents classified as reporting segment held for sale as described in Note 1 of the Condensed Consolidated Financial Statements.
The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

1	Basis of Presentation
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
The condensed consolidated financial statements as of September 30, 2005 and for the third quarter and nine months ended September 30, 2005 and 2004 are unaudited but, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain prior period amounts have been reclassified to conform to the current period presentation. The most significant reclassification relates to gains on disposals of operating leases, which were previously netted against depreciation expense on operating lease assets and now are reflected as a separate component of other operating expenses.
The interim period consolidated financial statements, including the related notes, is condensed and in accordance with interim generally accepted accounting principles in the United States of America (GAAP). These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in GMAC’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the United States Securities and Exchange Commission (SEC).
On August 3, 2005, the Company announced that it had entered into a definitive agreement to sell a sixty percent equity interest in GMAC Commercial Holding Corp. (GMAC Commercial Mortgage). The transaction is intended to allow GMAC Commercial Mortgage increased access to capital for continued growth of its business and GMAC to retain a significant economic interest. While the transaction received GMAC Board of Directors approval on August 2, 2005, it is expected that the transaction will be completed near the end of 2005, subject to all necessary conditions and approvals. For the third quarter and nine months ended September 30, 2005, GMAC Commercial Mortgage’s earnings and cashflows are fully consolidated in GMAC’s Condensed Consolidated Statement of Income and Statement of Cash Flows. However, as a result of the agreement to sell a sixty percent equity interest, the assets and liabilities of GMAC’s Commercial Mortgage segment have been classified as held for sale separately in GMAC’s Condensed Consolidated Balance Sheet at September 30, 2005. The following table presents GMAC Commercial Mortgage’s major classes of assets and liabilities classified as held for sale and presented as of September 30, 2005.

(in millions)	September 30, 2005

Assets
Cash and cash equivalents	$509
Investment securities	2,217
Loans held for sale	8,448
Finance receivables and loans, net of unearned income	3,382
Mortgage servicing rights, net	603
Other assets	3,589

Total assets of reporting segment held for sale	$18,748

Liabilities
Unsecured debt	$2,395
Secured debt	4,501

Total debt	6,896
Accrued expenses and other liabilities	5,423

Total liabilities related to reporting segment held for sale	$12,319

As disclosed in GMAC’s 2004 Annual Report on Form 10-K, GMAC’s quarterly information for the third quarter and nine months ended September 30, 2004 has been restated from previously reported results to adjust for certain amounts that were recognized in the incorrect 2004 quarterly period. These adjustments did not impact GMAC’s 2004 annual results, financial condition as of December 31, 2004 or cash flows for the year ended December 31, 2004, nor were the adjustments individually material to GMAC’s quarterly consolidated financial statements. Most of the adjustments related to items detected and recorded in the fourth quarter of 2004 at GMAC’s residential mortgage businesses (GMAC Residential and GMAC-RFC) that related to earlier 2004 quarters. More specifically, certain of the

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation
adjustments were identified and corrected through internal control remediation that occurred in connection with GMAC’s Corporate Sarbanes-Oxley Section 404 program. The most significant of these adjustments involved the valuation of certain interests in securitized assets, accounting for deferred income taxes related to certain secured financing transactions and the income statement effects of consolidating certain mortgage transfers previously recognized as sales. The effects of the restatements are as follows:

	Third Quarter		Nine Months

Period ended September 30, 2004	As previously		As previously
(in millions)	reported (a)	As restated	reported (a)	As restated

Total revenue	$4,974	$5,048	$14,843	$15,040
Interest and discount expense	2,367	2,398	6,801	6,874
Provision for credit losses	537	548	1,361	1,445
Total net revenue	4,662	4,583	14,220	14,027
Net income	$656	$620	$2,302	$2,230

Net income by reporting segment (b)

North American Operations	$133	$133	$745	$745
International Operations	108	108	357	357
GMAC Residential	98	105	214	207
GMAC-RFC	145	101	539	473
GMAC Commercial Mortgage	59	59	135	135
Insurance Operations	95	95	261	261
Other	18	19	51	52

Net income	$656	$620	$2,302	$2,230

(a)	Certain amounts have been reclassified to conform to the annual presentation, refer to Note 1 to GMAC’s 2004 Annual Report on Form 10-K.
(b)	Refer to Note 10 to the Condensed Consolidated Financial Statements for a description of GMAC’s reporting segments.
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
Emerging Issues Task Force No. 04-5 — In July 2005, the Emerging Issues Task Force released Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (EITF 04-5). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership by determining the general partner’s substantive ability to dissolve (liquidate) the limited partnership as well as assessing the substantive participating rights of the general partner within the limited partnership. EITF 04-5 states that if the general partner has substantive ability

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation
to dissolve (liquidate) or has substantive participating rights then the general partner is presumed to control that partnership and would be required to consolidate the limited partnership. EITF 04-5 is effective for all new limited partnerships and existing partnerships for which the partnership agreements are modified on June 29, 2005. This EITF is effective in fiscal periods beginning after December 15, 2005 for all other limited partnerships. The Company is currently reviewing the potential impact of EITF 04-5. It is not anticipated that adoption will have a material impact on the Company’s financial condition or results of operations.

2	Mortgage Banking Income
The following table presents the components of mortgage banking income.

	Third Quarter		Nine Months

Period ended September 30, (in millions)	2005	2004	2005	2004

Mortgage servicing fees	$402	$375	$1,201	$1,095
Amortization and impairment of mortgage servicing rights (a)	(95)	(367)	(594)	(866)
Net gains (losses) on derivatives related to MSRs (b)	(1)	208	92	253

Net loan servicing income	306	216	699	482
Gains from sales of loans	360	143	890	628
Mortgage processing fees	95	36	147	98
Other	48	106	193	266

Mortgage banking income (c)	$809	$501	$1,929	$1,474

(a)	Includes additions to the valuation allowance representing impairment considered to be temporary.
(b)	Includes Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) hedge ineffectiveness, amounts excluded from the hedge effectiveness calculation and the change in value of derivative financial instruments not qualifying for hedge accounting.
(c)	Excludes net gains realized upon the sale of investment securities used to manage risk associated with mortgage servicing rights, which are reflected as a component of investment income.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

3	Other Income

	Third Quarter		Nine Months

Period ended September 30, (in millions)	2005	2004	2005	2004

Automotive receivable securitizations and sales
Gains (losses) on sales:
Wholesale securitizations	$117	$106	$400	$350
Retail automotive portfolio sales transactions	22	(1)	(27)	40
Retail automotive securitizations	—	—	(19)	12
Interest on cash reserves deposits	32	12	81	43
Service fees	37	14	81	41
Other	5	11	47	97

Total automotive receivable securitizations and sales	213	142	563	583
Real estate services	202	145	527	357
Interest and service fees on transactions with GM	118	102	350	271
Other interest revenue	119	63	314	208
Interest on cash equivalents	176	74	344	151
Full service leasing fees	44	35	131	111
Insurance service fees	9	34	85	100
Late charges and other administrative fees	42	41	123	120
Factoring commissions	19	19	56	58
Specialty lending fees	17	16	46	47
Fair value adjustment on certain derivatives (a)	(17)	15	(20)	(25)
Other	298	227	725	568

Total other income	$1,240	$913	$3,244	$2,549

(a)	Refer to Note 8 to the Condensed Consolidated Financial Statements for a description of the Company’s derivative and hedging activities.

4	Other Operating Expenses

	Third Quarter		Nine Months

Period ended September 30, (in millions)	2005	2004	2005	2004

Insurance commissions	$247	$250	$715	$695
Technology and communications	155	141	437	398
Advertising and marketing	71	191	282	337
Professional services	112	120	316	334
Premises and equipment depreciation	70	71	210	212
Rent and storage	66	61	198	186
Full service leasing vehicle maintenance costs	60	53	179	156
Lease and loan administration	54	47	148	132
Auto remarketing and repossession	51	42	131	99
Amortization of intangible assets	3	3	9	8
Operating lease disposal gain	(83)	(53)	(297)	(193)
Other	283	214	667	602

Total other operating expenses	$1,089	$1,140	$2,995	$2,966

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

5	Finance Receivables and Loans
The composition of finance receivables and loans outstanding was as follows:

	September 30, 2005			December 31, 2004

(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Consumer
Retail automotive	$60,324	$18,220	$78,544	$73,911	$18,829	$92,740
Residential mortgages	55,763	3,525	59,288	54,643	3,066	57,709

Total consumer	116,087	21,745	137,832	128,554	21,895	150,449
Commercial
Automotive:
Wholesale	12,488	7,230	19,718	19,154	8,752	27,906
Leasing and lease financing	463	843	1,306	466	1,000	1,466
Term loans to dealers and other	2,636	730	3,366	2,890	787	3,677
Commercial and industrial	13,477	2,059	15,536	12,019	2,184	14,203
Real estate construction	2,543	86	2,629	2,658	152	2,810
Commercial mortgage (a)	—	—	—	2,024	1,124	3,148

Total commercial	31,607	10,948	42,555	39,211	13,999	53,210

Total finance receivables and loans (b)	$147,694	$32,693	$180,387	$167,765	$35,894	$203,659

(a)	At September 30, 2005, $3,409 ($2,270 domestic and $1,139 foreign) in GMAC Commercial Mortgage finance receivables and loans were transferred to reporting segment held for sale on the Condensed Consolidated Balance Sheet. Refer to Note 1 of the Condensed Consolidated Financial Statements for further details.
(b)	Total is net of unearned income of $6,494 and $7,621 as of September 30, 2005 and December 31, 2004, respectively.
The following table presents an analysis of the activity in the allowance for credit losses on finance receivables and loans.

	2005			2004

Third Quarter ended September 30, (in millions)	Domestic	Commercial	Total	Consumer	Commercial	Total

Allowance at beginning of period	$2,752	$468	$3,220	$2,661	$454	$3,115
Provision for credit losses (a)	375	10	385	545	3	548
Charge-offs
Domestic	(351)	(3)	(354)	(372)	(3)	(375)
Foreign	(50)	(5)	(55)	(57)	(4)	(61)

Total charge-offs	(401)	(8)	(409)	(429)	(7)	(436)

Recoveries
Domestic	47	—	47	24	1	25
Foreign	11	2	13	21	1	22

Total recoveries	58	2	60	45	2	47

Net charge-offs	(343)	(6)	(349)	(384)	(5)	(389)
Transfers to reporting segment held for sale (b)	—	(27)	(27)	—	—	—
Impacts of foreign currency translation	6	(1)	5	10	1	11
Securitization activity	1	2	3	—	1	1

Allowance at September 30,	$2,791	$446	$3,237	$2,832	$454	$3,286

(a)	Includes approximately $160 for credit losses directly related to Hurricane Katrina. This provision was established based on management’s best estimate of Hurricane Katrina’s impact on the finance receivables and loan portfolio using currently available information. Because it is too early to determine with certainty the full extent of the impact, the estimate is based on judgment and subject to change as management continues to assess the matter.
(b)	At September 30, 2005, $3,409 in GMAC Commercial Mortgage finance receivables and loans and the related allowance of $27 were transferred to reporting segment held for sale on the Condensed Consolidated Balance Sheet. Refer to Note 1 of the Condensed Consolidated Financial Statements for further details.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

	2005			2004

Nine Months ended September 30, (in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Allowance at beginning of period	$2,951	$471	$3,422	$2,533	$509	$3,042
Provision for credit losses (a)	854	61	915	1,427	18	1,445
Charge-offs
Domestic	(1,020)	(27)	(1,047)	(1,104)	(88)	(1,192)
Foreign	(148)	(18)	(166)	(178)	(6)	(184)

Total charge-offs	(1,168)	(45)	(1,213)	(1,282)	(94)	(1,376)

Recoveries
Domestic	126	4	130	78	4	82
Foreign	35	3	38	65	3	68

Total recoveries	161	7	168	143	7	150

Net charge-offs	(1,007)	(38)	(1,045)	(1,139)	(87)	(1,226)
Transfers to reporting segment held for sale (b)	—	(27)	(27)	—	—	—
Impacts of foreign currency translation	(6)	(18)	(24)	8	—	8
Securitization activity	(1)	(3)	(4)	3	14	17

Allowance at September 30,	$2,791	$446	$3,237	$2,832	$454	$3,286

(a)	Includes approximately $160 for credit losses directly related to Hurricane Katrina. This provision was established based on management’s best estimate of Hurricane Katrina’s impact on the finance receivables and loan portfolio using currently available information. Because it is too early to determine with certainty the full extent of the impact, the estimate is based on judgment and subject to change as management continues to assess the matter.
(b)	At September 30, 2005, $3,409 in GMAC Commercial Mortgage finance receivables and loans and the related allowance of $27 were transferred to reporting segment held for sale on the Condensed Consolidated Balance Sheet. Refer to Note 1 of the Condensed Consolidated Financial Statements for further details.

6	Mortgage Servicing Rights
The following table summarizes mortgage servicing rights activity and related amortization.

	Third Quarter		Nine Months

Period ended September 30, (in millions)	2005	2004	2005	2004

Balance at beginning of period	$4,703	$5,163	$4,819	$4,869
Originations and purchases	513	336	1,296	1,151
Amortization	(282)	(210)	(823)	(628)
Sales	(208)	—	(208)	—
SFAS 133 hedge valuation adjustments	320	(467)	(18)	(230)
Transfers to reporting segment held for sale (a)	(603)	—	(603)	—
Other than temporary impairment	(17)	(13)	(37)	(353)

Balance at September 30,	4,426	4,809	4,426	4,809
Valuation allowance	(663)	(1,034)	(663)	(1,034)

Carrying value at September 30,	3,763	3,775	3,763	3,775

Estimated fair value at September 30,	$3,763	$3,882	$3,763	$3,882

(a)	At September 30, 2005, $603 in GMAC Commercial Mortgage mortgage servicing rights, net were transferred to reporting segment held for sale on the Condensed Consolidated Balance Sheet. Refer to Note 1 of the Condensed Consolidated Financial Statements for further details.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation
The following table summarizes the change in the valuation allowance for mortgage servicing rights.

	Third Quarter		Nine Months

Period ended September 30, (in millions)	2005	2004	2005	2004

Valuation allowance at beginning of period	$867	$890	$929	$1,149
Additions (deductions) (a)	(187)	157	(229)	238
Other than temporary impairment	(17)	(13)	(37)	(353)

Valuation allowance at September 30,	$663	$1,034	$663	$1,034

(a)	Changes to the valuation allowance are reflected as a component of mortgage banking income.
For a description of mortgage servicing rights and the related hedging strategy, refer to Notes 1 and 10 to GMAC’s 2004 Annual Report on Form 10-K.

7	Debt
The presentation of debt in the following table is classified between domestic and foreign based on the location of the office recording the transaction.

	September 30, 2005			December 31, 2004

(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Short-term debt
Commercial paper	$674	$576	$1,250	$4,330	$4,065	$8,395
Demand notes	7,318	173	7,491	8,802	354	9,156
Bank loans and overdrafts	1,447	6,260	7,707	4,555	7,294	11,849
Repurchase agreements and other (a)	22,523	3,726	26,249	23,569	2,058	25,627

Total short-term debt	31,962	10,735	42,697	41,256	13,771	55,027
Long-term debt
Senior indebtedness:
Due within one year	32,084	10,229	42,313	26,757	10,537	37,294
Due after one year	138,329	22,888	161,217	152,680	22,685	175,365

Total long-term debt	170,413	33,117	203,530	179,437	33,222	212,659
Fair value adjustment (b)	478	25	503	1,205	69	1,274

Total debt (c)	$202,853	$43,877	$246,730	$221,898	$47,062	$268,960

(a)	Repurchase agreements consist of secured financing arrangements with third parties at the Company’s Mortgage operations. Other primarily includes non-bank secured borrowings.
(b)	To adjust designated fixed rate debt to fair value in accordance with SFAS 133.
(c)	At September 30, 2005, $6,896 in GMAC Commercial Mortgage debt was transferred to liabilities related to reporting segment held for sale on the Condensed Consolidated Balance Sheet. Of the $6,896, $4,244 was domestic and $2,652 was foreign; $5,246 was short-term and $1,650 was long-term. Refer to Note 1 of the Condensed Consolidated Financial Statements for further details. Includes secured debt, as depicted by asset class in the following table.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation
The following summarizes assets that are restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	September 30, 2005		December 31, 2004

		Related		Related
		secured		secured
(in millions)	Assets	debt (a)	Assets	debt (a)

Loans held for sale	$14,323	$13,854	$13,536	$11,213
Mortgage assets held for investment	66,079	56,922	60,796	57,304
Retail automotive finance receivables	19,821	18,543	18,163	17,474
Investment securities	2,905	3,450	4,522	3,597
Investment in operating leases, net	11,225	9,962	1,098	1,032
Real estate investments and other assets	4,418	2,246	2,204	1,337

Total	$118,771	$104,977	$100,319	$91,957

(a)	Included as part of secured debt are repurchase agreements of $9,860 and $9,905 where GMAC has pledged assets as collateral for approximately the same amount of debt at September 30, 2005 and December 31, 2004, respectively. Of the total amount of secured debt, approximately $85,796 and $75,230 at September 30, 2005 and December 31, 2004, respectively, represents debt from securitization transactions that is accounted for on-balance sheet as secured financings. As of September 30, 2005, $4,250 and $268 in GMAC Commercial Mortgage Repurchase Agreements and on-balance sheet debt from secured financings, respectively were transferred to liabilities related to reporting segment held for sale on the Condensed Consolidated Balance Sheet. Refer to Note 1 to the Condensed Consolidated Financial Statements for details.
Liquidity Facilities
Liquidity facilities represent additional funding sources, if required. The financial institutions providing the uncommitted facilities are not legally obligated to fund such amounts. The following table summarizes the liquidity facilities maintained by the Company.

	Committed		Uncommitted		Total liquidity		Unused liquidity
	facilities		facilities		facilities		facilities

	Sep 30,	Dec 31,	Sep 30,	Dec 31,	Sep 30,	Dec 31,	Sep 30,	Dec 31,
(in billions)	2005	2004	2005	2004	2005	2004	2005	2004

Automotive operations:
Syndicated multi-currency global credit facility (a)	$7.4	$8.9	$—	$—	$7.4	$8.9	$7.4	$8.9
U.S. Mortgage operations (b)	3.5	—	3.6	7.6	7.1	7.6	4.0	3.9
Other:
U.S. asset-backed commercial paper liquidity and receivables facilities (c)	21.5	22.9	—	—	21.5	22.9	21.5	22.9
Other foreign facilities (d)	3.4	5.0	9.4	15.0	12.8	20.0	2.7	8.4

Total bank liquidity facilities (e)	35.8	36.8	13.0	22.6	48.8	59.4	35.6	44.1

Secured funding facilities (f)	111.0	47.3	11.8	12.0	122.8	59.3	76.5	30.9

Total	$146.8	$84.1	$24.8	$34.6	$171.6	$118.7	$112.1	$75.0

(a)	The entire $7.4 is available for use by GMAC in the U.S., $0.8 is available for use by GMAC (UK) plc and $0.8 is available for use by GMAC International Finance B.V. in Europe.
(b)	In July 2005, the holding company for GMAC’s residential mortgage business, Residential Capital Corporation, closed a $3.5 syndication of its bank facilities, consisting of a $1.75 syndication term loan, a $875 million syndication line of credit committed through July 2008 and a $875 million syndicated line of credit committed through July 2006.
(c)	Relates to New Center Asset Trust (NCAT) and Mortgage Interest Networking Trust (MINT), which are special purpose entities administered by GMAC for the purpose of funding assets as part of GMAC’s securitization and mortgage warehouse funding programs. These entities fund assets primarily through the issuance of asset-backed commercial paper and represent an important source of liquidity to the Company. At September 30, 2005, NCAT commercial paper outstandings are $5.5 and are not consolidated in the Company’s Condensed Consolidated Balance Sheet. At September 30, 2005, MINT had commercial paper outstandings of $2.9, which is reflected as secured debt in the Company’s Condensed Consolidated Balance Sheet.
(d)	Consists primarily of credit facilities supporting operations in Canada, Europe, Latin America and Asia-Pacific.
(e)	The decline in total bank liquidity facilities from December 31, 2004 to September 30, 2005 is primarily the result of (i) reductions by facility providers in response to the series of negative ratings actions taken by rating agencies on GMAC’s unsecured debt ratings and (ii) the strengthening of the U.S. dollar during the first nine months of 2005.

(f)	Consists of committed and uncommitted secured funding facilities with third-parties, including commitments with third-party asset-backed commercial paper conduits, as well as forward flow sale agreements with third-parties and repurchase facilities. Amounts include a five year commitment that GMAC entered into in July 2005 to sell up to $55 of retail automotive receivables to a third-party purchaser. Under this arrangement, an initial sale of $5 was completed in July 2005, with an ability to sell up to $10 annually through June 2010.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation
The syndicated multi-currency global credit facility includes a $4.35 billion five-year facility (expires June 2008) and a $3.0 billion 364-day facility (expires June 2006). The 364-day facility includes a term loan option, which, if exercised by GMAC prior to expiration, carries a one-year term. Additionally, a leverage covenant in the liquidity facilities and certain other funding facilities restricts the ratio of consolidated unsecured debt to total stockholder’s equity to no greater than 11.0:1, under certain conditions. More specifically, the covenant is only applicable on the last day of any fiscal quarter (other than the fiscal quarter during which a change in rating occurs) during such times as the Company has senior unsecured long-term debt outstanding, without third-party enhancement, which is rated BBB+ or less (by Standard & Poor’s), or Baa1 or less (by Moody’s). GMAC’s leverage ratio covenant was 7.3:1 at September 30, 2005, and the Company was, therefore, in compliance with this covenant. The leverage covenant calculation excludes from debt those securitization transactions accounted for as on-balance sheet secured financings.

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

	Third Quarter		Nine Months

Period ended September 30, (in millions)	2005	2004	2005	2004	Income Statement Classification

Fair value hedge ineffectiveness gain (loss):
Debt obligations	($15)	$49	$19	$47	Interest and discount expense
Mortgage servicing rights	26	5	35	47	Mortgage banking income
Loans held for sale	(13)	(4)	(28)	(11)	Mortgage banking income
Cash flow hedge ineffectiveness gain (loss):
Debt obligations	5	2	3	(12)	Interest and discount expense
Economic hedge change in fair value:
Off-balance sheet securitization activities:
Financing operations	(17)	15	(20)	(25)	Other income
Mortgage operations	—	7	1	34	Mortgage banking income
Foreign currency debt (a)	7	5	(156)	(51)	Interest and discount expense
Loans held for sale or investment	56	(44)	16	(59)	Mortgage banking income
Mortgage servicing rights	(35)	180	4	51	Mortgage banking income
Mortgage related securities	1	10	(32)	(72)	Investment income
Other	20	(86)	2	(47)	Other income

Total gain (loss)	$35	$139	($156)	($98)

(a)	Amount represents the difference between the changes in the fair values of the currency swap, net of the revaluation of the related foreign denominated debt.
In addition, net gains on fair value hedges excluded from assessment of effectiveness totaled $8 million and $23 million for the third quarter of 2005 and 2004, respectively, and $53 million and $155 million for the nine months ended 2005 and 2004, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

9	Transactions with Affiliates
As a wholly-owned subsidiary, GMAC enters into various operating and financing arrangements with its parent GM. An intercompany operating agreement governs the nature of these transactions to ensure that they are done on an arm’s-length basis and in accordance with commercially reasonable standards. In addition, GM and GMAC agree that GMAC’s total stockholder’s equity as reflected in its consolidated financial statements at the end of any quarter will be maintained at a commercially reasonable level appropriate to support the amount, quality and mix of GMAC’s assets.
Balance Sheet
A summary of the balance sheet effect of transactions with GM and affiliated companies is as follows:

(in millions)	September 30, 2005	December 31, 2004

Assets:
Dealer receivables due from GM (a)	$68	$125
Operating lease assets, net of depreciation (b)	111	121
Notes receivable from GM and affiliates (c)	5,356	4,921
Advances to improve GM leased properties (d)	960	919
Liabilities:
Accounts payable to GM and affiliates, net (e)	1,192	1,506
Stockholder’s equity:
Dividends paid (f)	1,500	1,500

(a)	Represents wholesale financing and term loans to certain dealerships wholly-owned by GM or in which GM has a controlling interest. In addition, GMAC provides financing to dealerships in the amount of $1,604 and $2,455 at September 30, 2005 and December 31, 2004, respectively, in which GM has an ownership interest in the dealership. All of these amounts are included in finance receivables and loans.
(b)	Includes net balance of buildings and other equipment classified as operating lease assets that are leased to GM affiliated entities.
(c)	Includes borrowing arrangements with GM Opel and GM of Canada and arrangements related to GMAC’s funding of GM company-owned vehicles, rental car vehicles awaiting sale at auction, GMAC’s funding of the sale of GM vehicles through the use of overseas distributors and amounts related to GM trade supplier finance program. In addition, GMAC provides wholesale financing to GM for vehicles in which GM retains title while the vehicles are consigned to GMAC or dealers in the UK. The financing to GM remains outstanding until the title is transferred to the dealers. The amount of financing provided to GM under this arrangement varies based on inventory levels.
(d)	During 2000, GM entered into a 16-year lease arrangement, under which GMAC agreed to fund and capitalize improvements to three Michigan properties leased by GM totaling $1.2 billion. In 2004, the lease arrangement was increased to $1.3 billion.
(e)	Includes wholesale settlements payable to GM, subvention receivables due from GM and notes payable, which are included in accrued expenses, other liabilities and debt, respectively.

(f)	The 2004 amount represents the total dividend payment to GM during the year, all of which was paid during the fourth quarter. The 2005 amount represents quarterly dividends of $500 in each of the first three quarters.
Retail and lease contracts acquired by GMAC that included rate and residual subvention from GM, payable directly to GMAC or indirectly through GM dealers, as a percent of total new retail and lease contracts acquired were as follows:

Nine months ended September 30,	2005	2004

GM and affiliates subvented contracts acquired:
North American operations	77%	67%
International operations	57	58

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation
Income Statement
A summary of the income statement effect of transactions with GM and affiliated companies is as follows:

	Third Quarter		Nine Months

Period ended September 30, (in millions)	2005	2004	2005	2004

Net revenue:
Wholesale subvention and service fees from GM	$53	$43	$164	$129
Interest paid on loans from GM	(11)	(13)	(30)	(29)
Consumer lease payments from GM (a)	37	63	149	245
Other income:
Interest on notes receivable from GM and affiliates	51	48	163	114
Interest on wholesale settlements (b)	36	22	100	71
Interest on dealer receivables (c)	1	1	5	4
Revenues from GM leased properties	20	19	57	53
Insurance premiums earned from GM	97	111	300	339
Service fee income:
Operating lease administration (d)	5	9	17	23
Rental car repurchases held for resale (e)	5	4	15	10
Expense:
GM and affiliates lease residual value support	(136)	(137)	(390)	(410)
Employee retirement plan costs allocated by GM	36	30	124	102
Off-lease vehicle selling expense reimbursement (f)	(9)	(13)	(12)	(41)
Payments to GM for services, rent and marketing expenses	14	128	105	162

(a)	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle, with the customer’s remaining payment obligation waived. For certain programs, GM compensates GMAC for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle.
(b)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made prior to the expiration of transit, interest is received from GM.
(c)	Represents interest on wholesale outstandings at dealerships in which GM owns or has a controlling interest. In addition, GMAC received interest of $16 in both the third quarter 2005 and 2004 and $54 and $49 for the first nine months of 2005 and 2004, respectively, for wholesale outstandings at dealerships in which GM has an ownership interest.
(d)	GMAC of Canada, Limited administers operating lease assets on behalf of GM of Canada Limited and receives a servicing fee, which is included in other income.
(e)	GMAC receives a servicing fee from GM related to the resale of rental car repurchases.

(f)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by GMAC on off-lease vehicles sold by GM at auction.
GM and GMAC have historically entered into various financing arrangements. Currently such arrangements include a $4 billion revolving line of credit from GMAC to GM entered into in September of 2003 that expires in September of 2006. Separately, GM extended a $6 billion revolving line of credit to GMAC in October of 2002 that expires in December of 2005. These credit lines are used for general operating and seasonal working capital purposes and reduce external liquidity requirements, given the differences in the timing of GM and GMAC’s peak funding requirements. The maximum amount drawn under these facilities during the quarter ended September 30, 2005 was $1.4 billion by GM. Similar amounts drawn by GM during the third quarter of 2004 were $3.5 billion. Interest income recognized by GMAC (on amounts drawn by GM) during the quarter ended September 30, 2005 totaled $2 million, compared to $13.9 million for the same period in 2004. Interest is payable on amounts advanced under the arrangements based on market interest rates, adjusted to reflect the credit rating of GM or GMAC in its capacity as borrower. On August 2, 2005, GM borrowed $1.4 billion from GMAC under its revolving credit line in order to meet cash flow needs arising during the annual two-week shut-down of its vehicle assembly operations. GM repaid the $1.4 billion on August 12, 2005, and in September 2004, GM repaid $3.5 billion to GMAC that it borrowed under the same credit line during the third quarter of 2004.
In addition, GM provides payment guarantees on certain commercial loans and receivables GMAC has outstanding with certain third-party customers. As of September 30, 2005 and December 31, 2004, GM’s exposure under these guarantees were $1,349 million and $1,285 million, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

10	Segment Information
Financial results for GMAC’s reporting segments are summarized below.

	Financing operations (a)		Mortgage operations

	North				GMAC
Third Quarter ended September 30,	American	International	GMAC	GMAC-	Commercial	Insurance
(in millions)	Operations (b)	Operations (b)	Residential	RFC	Mortgage (c)	operations	Other (d)	Consolidated

2005
Net revenue before provision for credit losses	$1,036	$377	($3)	$304	$34	$—	$256	$2,004
Provision for credit losses	(183)	(27)	(2)	(160)	(12)	—	—	(385)
Other revenue	767	183	629	407	419	1,064	(181)	3,288

Total net revenue	1,619	533	624	551	441	1,064	75	4,907
Noninterest expense	1,527	396	422	280	255	922	54	3,856

Income before income tax expense	92	137	202	271	186	142	21	1,051
Income tax expense	31	34	84	108	58	53	8	376

Net income	$61	$103	$118	$163	$128	$89	$13	$675

Total assets	$173,722	$30,226	$20,739	$81,736	$18,748	$12,489	($23,466)	$314,194

2004
Net revenue before provision for credit losses	$1,458	$374	$72	$541	$2	$—	$203	$2,650
Provision for credit losses	(237)	(29)	3	(279)	2	—	(8)	(548)
Other revenue	529	178	368	201	317	1,011	(123)	2,481

Total net revenue	1,750	523	443	463	321	1,011	72	4,583
Noninterest expense	1,553	370	294	272	242	876	42	3,649

Income before income tax expense	197	153	149	191	79	135	30	934
Income tax expense	64	45	44	90	19	40	12	314

Net income	$133	$108	$105	$101	$60	$95	$18	$620

Total assets	$188,923	$28,464	$15,853	$77,801	$14,385	$11,163	($24,803)	$311,786

	Financing operations (a)		Mortgage operations

	North				GMAC
Nine Months ended September 30,	American	International	GMAC	GMAC	Commercial	Insurance
(in millions)	Operations (b)	Operations (b)	Residential	RFC	Mortgage (c)	operations	Other (d)	Consolidated

2005
Net revenue before provision for credit losses	$3,420	$1,137	$46	$1,040	$83	$—	$732	$6,458
Provision for credit losses	(350)	(89)	—	(440)	(32)	—	(4)	(915)
Other revenue	2,017	577	1,519	1,223	946	3,147	(516)	8,913

Total net revenue	5,087	1,625	1,565	1,823	997	3,147	212	14,456
Noninterest expense	4,428	1,194	1,076	860	673	2,717	142	11,090

Income before income tax expense	659	431	489	963	324	430	70	3,366
Income tax expense	206	120	206	348	95	146	26	1,147

Net income	$453	$311	$283	$615	$229	$284	$44	$2,219

2004
Net revenue before provision for credit losses	$4,510	$1,153	$202	$1,632	$46	$—	$623	$8,166
Provision for credit losses	(626)	(103)	1	(696)	(5)	—	(16)	(1,445)
Other revenue	1,632	529	1,042	732	794	2,971	(394)	7,306

Total net revenue	5,516	1,579	1,245	1,668	835	2,971	213	14,027
Noninterest expense	4,342	1,093	886	861	644	2,581	131	10,538

Income before income tax expense	1,174	486	359	807	191	390	82	3,489
Income tax expense	429	129	152	334	56	129	30	1,259

Net income	$745	$357	$207	$473	$135	$261	$52	$2,230

(a)	Financing operations in the MD&A also includes the Commercial Finance Group, which is a separate operating segment and is included in Other above.
(b)	North American Operations consist of automobile financing in the U.S. and Canada. International Operations consist of automotive financing and full service leasing in all other countries and Puerto Rico.
(c)	At September 30, 2005, $18,748 in GMAC Commercial Mortgage assets were transferred to reporting segment held for sale on the Condensed Consolidated Balance Sheet. Refer to Note 1 of the Condensed Consolidated Financial Statements for further details.
(d)	Represents the Company’s Commercial Finance Group, certain corporate activities related to the Mortgage operations and reclassifications and eliminations between the reporting segments. At September 30, 2005, total assets were $7,940 for the Commercial Finance Group, $2,177 for the corporate activities of the Mortgage operations and ($33,583) in eliminations between the reporting segments.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

11	Subsequent Events
On October 17, 2005, in GM’s earnings press release filed as an 8-K under Item 2.02, GM announced that it is exploring options to further enhance GMAC’s liquidity position and its ability to support GM/ GMAC synergies. In a separate 8-K filed under Item 8.01, GM stated that “GM is exploring the possible sale of a controlling interest in GMAC to a strategic partner, with the goal of restoring GMAC’s investment grade rating and renewing its access to low-cost financing. In addition, GMAC will continue to evaluate strategic and structural alternatives to help ensure that its residential mortgage business, Residential Capital Corp. retains its investment grade credit ratings”.
On November 7, 2005, GMAC’s Insurance operations segment announced that it had entered into a definitive agreement to acquire the personal lines operations of ProAssurance Corporation, or MEEMIC Insurance Company, which is based in Auburn Hills, Michigan. MEEMIC Insurance Company is a leading provider of personal auto coverage in Michigan and its business is therefore complementary to that of GMAC Insurance. The proposed transaction is subject to regulatory approval and is expected to be completed some time in the first quarter of 2006. The proposed acquisition is not expected to have a material impact on GMAC’s financial condition, results of operations, cash flows or liquidity.

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
Net income for GMAC’s businesses is summarized as follows:

	Third Quarter		Nine Months

Period ended September 30, ($ in millions)	2005	2004	2005	2004

Financing (a)	$178	$259	$804	$1,154
Mortgage (b)	408	266	1,131	815
Insurance	89	95	284	261

Net income	$675	$620	$2,219	$2,230

Return on average equity (annualized)	11.9%	11.1%	13.1%	13.8%

(a)	Includes North America and International Automotive Finance segments, separately identified in Note 10 to the Condensed Consolidated Financial Statements, as well as the Company’s Commercial Finance Group.
(b)	Includes GMAC Residential, GMAC-RFC and GMAC Commercial Mortgage segments, separately identified in Note 10 to the Condensed Consolidated Financial Statements, as well as certain corporate activities related to the Mortgage operations.
GMAC earned $675 million in the third quarter of 2005, representing an increase of $55 million from third quarter 2004 earnings of $620 million. Third quarter 2005 earnings represent a record third quarter for GMAC and were achieved despite the unfavorable impact of Hurricane Katrina and continued negative credit rating agency actions. The increase in third quarter earnings was due to the strong performance of GMAC’s Mortgage operations which more than offset lower earnings from financing and a modest decline in insurance earnings as compared to the prior year. As a result of Hurricane Katrina, GMAC’s third quarter earnings were negatively impacted by approximately $161 million with the majority of the impact related to credit losses in our lending businesses — both auto finance and mortgage — with less significant losses in the insurance business. In addition to strong quarterly earnings, GMAC continued to maintain adequate liquidity, with cash reserve balances at September 30, 2005 of $24.3 billion, comprised of $21.8 billion in cash and cash equivalents and $2.5 billion invested in marketable securities. GMAC also provided a significant source of cash flow to GM through the payment of a $500 million dividend in the third quarter, bringing total year to date dividends paid to its parent to $1.5 billion.
Net income from Financing operations totaled $178 million in the third quarter of 2005, as compared with $259 million earned in the same period of the prior year. The decrease reflects the unfavorable impact of reserves for Hurricane Katrina and lower net interest margins as a result of increased borrowing costs. The reserves for Hurricane Katrina and the decline in net interest margins were somewhat mitigated by the impact of improved used vehicle prices on terminating leases and favorable consumer credit provision primarily as a result of lower asset levels in the third quarter of 2005 as compared to the third quarter of 2004.
Mortgage operations earned record quarterly earnings of $408 million in the third quarter of 2005, an increase of 53% from the $266 million earned in the third quarter of the prior year, reflecting increases in both the residential and commercial mortgage operations. GMAC’s residential mortgage businesses benefited from increased gains on sales of mortgages and certain investment securities. In addition, improved servicing results net of hedging activities contributed to the increase in third quarter earnings. GMAC Commercial Mortgage also experienced an increase in third quarter earnings as compared to the prior year largely due to increases in fee and investment income. In August 2005 GMAC entered into a definitive agreement to sell a sixty percent interest in GMAC Commercial Mortgage with the transaction expected to close around year-end.
GMAC’s Insurance operations earned $89 million in the third quarter of 2005, consistent with $95 million earned in the third quarter of 2004. Earnings were strong despite the unfavorable impact of reserves for Hurricane Katrina. Strong net underwriting revenue and favorable non-weather related loss experience contributed to the strength in earnings. In addition, GMAC Insurance maintained a strong investment portfolio, with a market value of $7.8 billion at September 30, 2005, including net unrealized gains of $563 million.

Management’s Discussion and Analysis
General Motors Acceptance Corporation
The quarterly results presented in this MD&A for the third quarter and nine months ended September 30, 2004 have been restated to adjust for certain amounts that were recognized in the incorrect quarterly period during 2004. Refer to Note 1 to the Condensed Consolidated Financial Statements for further details.
In addition, On October 17, 2005, GM announced that it is exploring options to further enhance GMAC’s liquidity position and its ability to support GM/ GMAC synergies. GM stated that “GM is exploring the possible sale of a controlling interest in GMAC to a strategic partner, with the goal of restoring GMAC’s investment grade rating and renewing its access to low-cost financing. In addition, GMAC will continue to evaluate strategic and structural alternatives to help ensure that its residential mortgage business, Residential Capital Corp. retains its investment grade credit ratings”.

Financing Operations
GMAC’s Financing operations offer a wide range of financial services and products (directly and indirectly) to retail automotive consumers, automotive dealerships and other commercial businesses. The Company’s Finance operations comprise two separate reporting segments — North American Automotive Finance Operations and International Automotive Finance Operations and one operating segment — Commercial Finance Group. The products and services offered by GMAC’s Financing operations include the purchase of retail installment sales contracts and leases, extension of term loans, dealer floor plan financing and other lines of credit, fleet leasing and factoring of receivables. Refer to pages 10-20 of the Company’s 2004 Annual Report on Form 10-K for further discussion of the business profile of GMAC’s Financing operations.
Results of Operations
The following table summarizes the operating results of the Company’s Financing operations for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other reporting segments.

	Third Quarter				Nine Months
Period ended September 30,
($ in millions)	2005	2004	Change	%	2005	2004	Change	%

Revenue
Consumer	$1,605	$1,687	($82)	(5)	$4,991	$5,073	($82)	(2)
Commercial	409	428	(19)	(4)	1,391	1,258	133	11
Operating leases	1,788	1,616	172	11	5,206	4,880	326	7

Total financing revenue	3,802	3,731	71	2	11,588	11,211	377	3
Interest and discount expense	(2,281)	(1,799)	(482)	(27)	(6,708)	(5,253)	(1,455)	(28)
Provision for credit losses	(211)	(274)	63	23	(443)	(745)	302	41

Net financing revenue	1,310	1,658	(348)	(21)	4,437	5,213	(776)	(15)
Other income	907	685	222	32	2,471	2,096	375	18
Depreciation expense on operating leases	(1,329)	(1,208)	(121)	(10)	(3,888)	(3,613)	(275)	(8)
Operating lease disposal gain	69	34	35	103	238	157	81	52
Noninterest expense	(706)	(790)	84	11	(2,105)	(2,111)	6	—
Income tax expense	(73)	(120)	47	39	(349)	(588)	239	41

Net income	$178	$259	($81)	(31)	$804	$1,154	($350)	(30)

Total assets	$202,642	$217,112	($14,470)	(7)

Net income at GMAC’s Financing operations decreased 31% and 30% for the third quarter and first nine months of 2005, respectively, primarily as a result of significantly lower net interest margins due to increased borrowing costs and the impact of $70 million after-tax charges for loss reserves recorded in the third quarter of 2005 related to Hurricane Katrina in the U.S. Lower credit loss provisions in the consumer and commercial portfolio (on the non Katrina impacted portfolio), continued strong remarketing performance on off-lease vehicles and a decrease in advertising expenses related to joint marketing programs with General Motors helped to reduce the adverse effects of lower net interest margins and Hurricane Katrina.
Total financing revenue increased moderately in the third quarter and first nine months of 2005, as compared to the same periods in the prior year. Consumer financing revenue decreased slightly as a result of lower asset levels. Consumer assets have declined since December 2004 primarily as a result of an increase in the amount of retail automotive whole loan sales transactions executed in the first nine months of 2005. Through September 2005, the Company executed $9 billion in whole loan sales, a $5 billion increase from the

Management’s Discussion and Analysis
General Motors Acceptance Corporation
comparable period in the prior year. Commercial assets at September 30, 2005 declined since December 2004 as a result of lower dealer inventory levels due to the success of GM’s Employee Discount for Everyone campaign which was offered from June 2005 through September 2005. The lower asset levels resulted in the reduction in commercial revenue from the third quarter of 2004 despite higher interest rates. However, revenue from the commercial portfolio increased for the first nine months of 2005 as compared to the first nine months of 2004 as a result of higher average short-term interest rates in the comparable periods. The annual increase in operating lease revenue is consistent with the increase in the annual average size of the operating lease portfolio as a result of increased lease volume.
The increase in interest and discount expense of $482 million and $1,455 million for the third quarter and first nine months of 2005, respectively, is the direct result of higher funding costs experienced by GMAC due to an increase in market interest rates compounded by wider credit spreads experienced over the past few years due to the Company’s deteriorating credit rating. The increased cost of borrowings is reflected in the Company’s current funding portfolio, despite lower debt levels, and thereby continues to negatively impact GMAC’s net interest margins. Refer to the Funding and Liquidity section of this MD&A for further discussion.
The provision for credit losses decreased by 23% and 41% in the third quarter and first nine months of 2005, respectively. The lower level of loss provisions reflects a decline in consumer asset levels from December 2004 primarily as a result of GMAC’s use of retail automotive whole loan sales transactions as a funding source. Somewhat mitigating the favorable impact of lower asset levels was the negative impact of $114 million in pre-tax reserves recorded in September 2005 at GMAC’s North American Automotive Finance operations due to Hurricane Katrina. Refer to the Consumer and Commercial Credit sections of this MD&A for further discussion of the credit experience of the Company’s financing portfolio.
GMAC’s Financing operations continue to benefit from the improvement in the remarketing results of off-lease vehicles, particularly in the United States. Reduced supply of used vehicles and lower initial residual values in the lease assets contributed to an increase in the average gain per vehicle from $459 for the third quarter of 2004 to an average gain per vehicle of $1,017 for the third quarter of 2005. The number of lease terminations in the third quarter of 2005 was 69,406 as compared to 97,792 in the third quarter of 2004. As a result, the total operating lease disposal gain for the third quarter of 2005 was higher than that experienced in the third quarter of 2004, which is consistent with the year to date increase.
Other income increased $222 million and $375 million for the third quarter and first nine months of 2005, respectively. The increase is the result of several factors, including higher investment income on cash and other investments and an increase in interest income related to borrowings to affiliates as a result of an increase in interest rates during the year. In addition, service fee income also increased as a result of the Company’s increased use of securitizations and whole loan sales transactions. Noninterest expense for GMAC’s Financing operations decreased for the third quarter of 2005, as compared to the same period in 2004 as a result of a decline of $112 million in advertising expenses related to joint marketing programs with General Motors.
Total income tax expense declined by $47 million and $239 million in the third quarter and first nine months of 2005, respectively, as compared to the same periods in 2004. The decrease is primarily the result of a reduction in taxable income, as well as the impact of favorable tax items in the Company’s International Automotive Finance Operations.

Management’s Discussion and Analysis
General Motors Acceptance Corporation
Financing Volume
The following table summarizes GMAC’s new vehicle consumer financing volume, the Company’s share of GM retail sales, and GMAC’s wholesale financing of new vehicles and related share of GM sales to dealers in markets where GMAC operates.

	Third Quarter				Nine Months

			Share of				Share of
	GMAC volume		GM sales		GMAC volume		GM sales
Period ended September 30,
(units in thousands)	2005	2004	2005	2004	2005	2004	2005	2004

New vehicle consumer financing
GM vehicles
North America
Retail contracts	249	393	24%	35%	838	923	29%	31%
Leases	137	127	14%	11%	449	379	15%	13%

Total North America	386	520	38%	46%	1,287	1,302	44%	44%
International (retail contracts and leases)	129	109	25%	29%	398	391	27%	34%

Total GM units financed	515	629	34%	42%	1,685	1,693	38%	41%

Non-GM units financed	21	18			57	58

Total consumer automotive financing volume	536	647			1,742	1,751

Wholesale financing of new vehicles
GM vehicles
North America	899	950	81%	76%	2,790	3,093	80%	79%
International	598	515	83%	90%	1,803	1,591	85%	90%

Total GM units financed	1,497	1,465	82%	80%	4,593	4,684	82%	83%

Non-GM units financed	48	46			139	149

Total wholesale volume	1,545	1,511			4,732	4,833

GMAC’s consumer financing volume and penetration levels are significantly impacted by the nature, timing and extent of GM’s use of rate, residual and other financing incentives for marketing purposes on consumer retail contracts and leases. Late in 2004 and through the early part of 2005, GM reduced its use of special rate financing programs and utilized marketing programs that provided cash incentives to customers that use GMAC to finance their purchase of a new GM vehicle. As a result, GMAC’s North America penetration levels were positively impacted in the first quarter of 2005 as compared to 2004. However, GM’s Employee Discount for Everyone marketing program that was introduced in June 2005 and ran through September 2005 had a negative impact on GMAC’s penetration levels. Although GM benefited from an increase in sales, GMAC’s penetration levels decreased as the program did not provide consumers with additional incentives to finance with GMAC. As such, GMAC’s penetration levels for the third quarter of 2005 are lower than what was experienced in the third quarter of 2004. In GMAC’s International Automotive Finance Operations, consumer penetration levels declined in the third quarter and nine months ended 2005, as compared to the same periods of 2004. This decline was principally a result of a reduction in GM incentives on new vehicles in Brazil during the third quarter of 2005, as well as the inclusion of GM vehicle sales in China in the penetration calculation, where GMAC has only recently commenced operations.
GMAC’s wholesale financing continues to be the primary funding source for GM dealer inventories, as 2005 penetration levels in North America remained relatively consistent with 2004 levels, and continue to reflect traditionally strong levels. The decrease in the Company’s share of GM sales to dealers for the International portfolio is primarily due to a decline in several countries in Europe as a result of the increase in GM direct programs where GMAC does not provide financing to dealers, and the inclusion of Daewoo, which has a comparably lower level of financings as a percentage of GM sales to dealers than other GM brands.
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

Management’s Discussion and Analysis
General Motors Acceptance Corporation
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

	Average	Charge-offs,
	retail	net of		Annualized net
	contracts	recoveries		charge-off rate

Third Quarter Ended September 30, ($ in millions)	2005	2005	2004	2005	2004

Managed
North America	$70,809	$199	$229	1.12%	1.14%
International	14,588	34	32	0.93%	0.94%

Total managed	$85,397	$233	$261	1.09%	1.11%

On-balance sheet
North America	$64,066	$195	$225	1.22%	1.21%
International	14,588	34	32	0.93%	0.94%

Total on-balance sheet	$78,654	$229	$257	1.16%	1.17%

	Average retail	Charge-offs, net		Annualized net
Nine months ended September 30, ($ in millions)	contracts	of recoveries		charge-off rate

Managed	2005	2005	2004	2005	2004

North America	$75,940	$566	$691	0.99%	1.12%
International	14,809	103	96	0.93%	0.93%

Total managed	$90,749	$669	$787	0.98%	1.09%

On-balance sheet
North America	$70,463	$556	$673	1.05%	1.20%
International	14,809	103	96	0.93%	0.93%

Total on-balance sheet	$85,272	$659	$769	1.03%	1.16%

The following table summarizes pertinent delinquency experience in the consumer automotive retail contract portfolio.

	Percent of retail contracts
	30 days or more past due (a)

	Managed		On-balance sheet

September 30,	2005	2004	2005	2004

North America	2.14%	2.08%	2.29%	2.28%
International	2.68%	2.85%	2.68%	2.85%
Total	2.28%	2.26%	2.40%	2.44%

(a)	Past due contracts are calculated on the basis of the average number of contracts delinquent during a month and exclude accounts in bankruptcy.

Management’s Discussion and Analysis
General Motors Acceptance Corporation
In addition to the preceding loss and delinquency data, the following summarizes repossession information for the United States traditional consumer automotive retail contract portfolio (which represents approximately 68% of the Company’s on-balance sheet consumer automotive retail contract portfolio):

	Managed		On-balance sheet

Third Quarter ended September 30,	2005	2004	2005	2004

Average retail contracts in bankruptcy (in units)	90,068	83,127	81,991	77,142
Bankruptcies as a percent of average number of contracts outstanding	1.94%	1.64%	2.25%	1.78%
Retail contract repossessions (in units)	22,495	23,785	20,163	22,589
Annualized repossessions as a percent of average number of contracts outstanding	1.94%	1.88%	2.21%	2.08%

	Managed		On-balance sheet

Nine months ended September 30,	2005	2004	2005	2004

Average retail contracts in bankruptcy (in units)	89,329	79,447	81,670	72,988
Bankruptcies as a percent of average number of contracts outstanding	1.85%	1.56%	2.09%	1.70%
Retail contract repossessions (in units)	64,490	69,459	58,802	65,265
Annualized repossessions as a percent of average number of contracts outstanding	1.78%	1.82%	2.00%	2.02%

The following table summarizes activity related to the consumer allowance for credit losses for GMAC’s Financing operations.

	Third Quarter		Nine Months

Period ended September 30, ($ in millions)	2005	2004	2005	2004

Allowance at beginning of period	$1,819	$2,015	$2,035	$2,084
Provision for credit losses	225	269	452	741
Charge-offs
Domestic	(233)	(247)	(647)	(771)
Foreign	(48)	(56)	(147)	(169)

Total charge-offs	(281)	(303)	(794)	(940)

Recoveries
Domestic	41	24	100	78
Foreign	11	21	35	65

Total recoveries	52	45	135	143

Net charge-offs	(229)	(258)	(659)	(797)
Impacts of foreign currency translation	4	10	(9)	8
Securitization activity	1	—	1	—

Allowance at September 30,	$1,820	$2,036	$1,820	$2,036
Allowance coverage (a)	2.32%	2.25%	2.32%	2.25%

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet consumer automotive retail contracts.
Credit fundamentals in GMAC’s consumer automotive portfolio remain stable with a slight deterioration in delinquencies and an improvement in consumer credit loss rates and loss severity in the third quarter of 2005, as compared to the same period in 2004. The decrease in loss severity is illustrated by a reduction in the average loss incurred per new vehicle repossessed in the United States traditional portfolio, which declined from $7,986 in the third quarter of 2004 to $7,856 in the third quarter of 2005. The decline in loss severity is attributable to the strengthening in the used vehicle market resulting from a lower supply of used vehicles. The increase in delinquency trends in the North America portfolio is the result of a moderate weakening in the credit quality of the portfolio during the third quarter of 2005, with delinquencies for the nine months of 2005 stable as compared to the prior year. Conversely, delinquency trends in

Management’s Discussion and Analysis
General Motors Acceptance Corporation
the International portfolio have shown an improvement since September 2004 as a result of a change in the mix of new and used retail contracts in the portfolio, as well as an improvement in credit performance in certain international markets.
Consumer credit loss rates in North America decreased in the third quarter of 2005 and nine months of 2005, as compared to the same periods in 2004. The decrease is reflective of the improvement in credit quality experienced in the past year primarily due to severity. The increase in the number of bankruptcies in the U.S. portfolio from September 30, 2004 reflects increased activity as a result of legislation effective October 17, 2005, which will make it more difficult for U.S. consumers to file for bankruptcy protection in the future. As a result, the increase in bankruptcies reflects an acceleration of bankruptcy filings in the current period and does not reflect an overall deterioration in credit quality of the portfolio. It is expected that the number of bankruptcies will start to decline as a result of the legislation.
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
At September 30, 2005, the only commercial receivables that had been securitized and accounted for as off-balance sheet transactions represent wholesale lines of credit extended to automotive dealerships, which historically experience low losses. Since only wholesale accounts have historically been securitized, the amount of losses on GMAC’s managed portfolio is the same as the on-balance sheet portfolio. As a result, only the on-balance sheet commercial portfolio credit experience is presented in the following table:

	Total loans	Impaired loans (a)

	September 30,	September 30,	Dec 31,	September 30,
($ in millions)	2005	2005	2004	2004

Wholesale	$19,718	$330	$534	$515
		1.67%	1.91%	2.23%
Other commercial financing	11,344	399	664	628
		3.52%	5.52%	5.21%

Total on-balance sheet	$31,062	$729	$1,198	$1,143
		2.35%	3.00%	3.26%

(a)	Includes loans where it is probable that the Company will be unable to collect all amounts due according to the terms of the loan.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

	Third Quarter			Nine Months

	Average	Annualized charge-offs		Average	Annualized charge-offs,
	loans	net of recoveries		loans	net of recoveries

Period ended September 30, ($ in millions)	2005	2005	2004	2005	2005	2004

Wholesale	$19,510	$—	$3	$24,001	$3	$3
		—%	0.04%		0.02%	0.01%
Other commercial financing	10,841	2	8	11,568	24	68
		0.07%	0.27%		0.28%	0.75%

Total on-balance sheet	$30,351	$2	$11	$35,569	$27	$71
		0.03%	0.11%		0.10%	0.23%

The following table summarizes the activity related to the commercial allowance for credit losses for GMAC’s Financing operations:

	Third Quarter		Nine Months

Period ended September 30, (in millions)	2005	2004	2005	2004

Allowance at beginning of period	$287	$331	$322	$392
Provision for credit losses	(14)	5	(9)	3
Charge-offs
Domestic	(2)	(9)	(22)	(72)
Foreign	(2)	(4)	(11)	(6)

Total charge-offs	(4)	(13)	(33)	(78)

Recoveries
Domestic	—	1	3	4
Foreign	2	1	3	3

Total recoveries	2	2	6	7

Net charge-offs	(2)	(11)	(27)	(71)
Impacts of foreign currency	(2)	—	(17)	(1)
Securitization activity	—	(2)	—	—

Allowance at September 30,	$269	$323	$269	$323

Net charge-offs in the commercial portfolio remain at traditionally low levels in 2005. Charge-offs in the commercial portfolio declined as compared to 2004 as a result of a continued decrease in the amount of charge-offs at the Company’s Commercial Finance Group (included in other commercial financing in the preceding table). Impaired loans in the wholesale commercial loan portfolio have also decreased in comparison to December 2004 and September 2004 levels as a result of a decrease in the amounts outstanding in the wholesale lines of credit for certain dealer accounts. In addition, impaired loans have also declined in the other commercial financing portfolio since December 2004 and September 2004.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Mortgage Operations
GMAC’s Mortgage operations comprise three separate operating and reporting segments: GMAC Residential Holding Corp. (GMAC Residential), GMAC-RFC Holding Corp., (GMAC-RFC) and GMAC Commercial Holding Corp. (GMAC Commercial Mortgage). In March 2005, GMAC transferred ownership of GMAC Residential and GMAC-RFC to a newly formed wholly-owned holding company, Residential Capital Corporation (ResCap). ResCap owns GMAC Residential and GMAC-RFC and their subsidiaries. For additional information please read ResCap’s quarterly report on Form 10-Q for the period ended September 30, 2005, filed separately with the SEC, which report will not be deemed incorporated into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934. In addition, on August 3, 2005, GMAC announced that it had entered into a definitive agreement to sell a sixty percent equity interest in GMAC Commercial Mortgage. Refer to Note 1 to the Condensed Consolidated Financial Statements for further details.
The principal activities of the three segments involve the origination, purchase, servicing, sale and securitization of consumer (i.e., residential) and commercial mortgage loans and mortgage related products (e.g., real estate services). Typically, mortgage loans are originated and sold to investors in the secondary market, including securitization transactions in which the assets are legally sold but are accounted for as secured financings. Refer to pages 20-27 of the Company’s 2004 Annual Report on Form 10-K for further discussion of the business profile of GMAC’s Mortgage operations.
Mortgage Loan Production, Sales and Servicing
The following summarizes mortgage loan production for the periods indicated.

	Third Quarter		Nine Months

Period ended September 30, ($ in millions)	2005	2004	2005	2004

Consumer:
Principal amount by product type:
Prime conforming	$14,832	$13,296	$39,532	$42,434
Government	1,141	1,712	3,382	2,852
Prime nonconforming	20,529	9,728	50,801	29,733
Prime second-lien	3,595	2,738	9,282	7,408
Nonprime	11,174	8,616	27,290	25,691

Total	$51,271	$36,090	$130,287	$108,118

Principal amount by origination channel:
Retail and direct channels	$10,499	$7,199	$28,677	$25,978
Correspondent and broker channels	40,772	28,891	101,610	82,140

Total	$51,271	$36,090	$130,287	$108,118

Number of loans (in units):
Retail and direct channels	80,727	56,966	223,697	208,704
Correspondent and broker channels	222,084	180,261	562,418	566,391

Total	302,811	237,227	786,115	775,095

Commercial:
Principal amount	$8,204	$4,997	$20,197	$15,447
Number of loans (in units)	695	548	1,729	1,641

Management’s Discussion and Analysis
General Motors Acceptance Corporation
The following summarizes the Mortgage operations servicing portfolio for the periods indicated.

	September 30,	December 31,
($ in millions)	2005	2004

Consumer:
Principal amount by product type:
Prime conforming	$199,166	$172,529
Government	18,999	18,921
Prime nonconforming	93,704	69,849
Prime second-lien	18,476	14,133
Nonprime	64,047	61,809

Total	$394,392	$337,241

Principal amount by investor composition:
Agency	45%	49%
Private investor	49%	46%
Owned and other	6%	5%
Number of loans (in units)	3,094,992	2,864,866
Average loan size ($ per loan)	$127,429	$117,749
Weighted average service fee (basis points)	38	38

Commercial:
Principal by investor composition:
Agency	$23,845	$21,061
Private investor	234,263	217,280
Owned and other	11,015	9,113

Total	$269,123	$247,454

Number of loans (in units)	60,401	62,065
Average loan size ($ per loan)	$4,455,605	$3,987,014
Weighted average service fee (basis points)	6	6

Mortgage loan production increased in the third quarter and first nine months of 2005, as compared to the same periods in the prior year, as a result of increased market share at the residential mortgage operations and increased volume at the commercial mortgage operations. Commensurate with the increase in mortgage loan production, the size of servicing portfolio has also increased since December 2004.
Results of Operations
Net income for GMAC’s Mortgage operations is summarized as follows:

	Third		Nine
	Quarter		Months

Period ended September 30, (in millions)	2005	2004	2005	2004

GMAC Residential	$118	$105	$283	$207
GMAC-RFC	163	101	615	473
GMAC Commercial Mortgage	128	60	229	135
Other (a)	(1)	—	4	—

Net Income	$408	$266	$1,131	$815

(a)	Represents certain corporate activities of ResCap, reflected in Other as described in Note 10 to the Condensed Consolidated Financial Statements.
GMAC’s Mortgage operations continued to post strong results with increases in both the residential and commercial mortgage businesses resulting in net income of $408 million and $1,131 million for the third quarter and first nine months of 2005, respectively. These results represent increases of 53% and 39% over the same periods of 2004. Earnings benefited from increased loan production resulting in an increase in gains on sales of loans. In addition, the favorable effects of valuation gains on the investment portfolio and favorable mortgage servicing results mitigated lower net interest margins due to increased borrowing costs.

Management’s Discussion and Analysis
General Motors Acceptance Corporation
The following describes the results of operations for each of GMAC’s three mortgage reporting segments, GMAC Residential, GMAC-RFC and GMAC Commercial Mortgage.
GMAC Residential
The following table summarizes the operating results for GMAC Residential for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other operating segments.

	Third Quarter				Nine Months
Period ended September 30,
($ in millions)	2005	2004	Change	%	2005	2004	Change	%

Revenue
Total financing revenue	$200	$132	$68	52	$495	$395	$100	25
Interest and discount expense	(203)	(60)	(143)	(238)	(449)	(193)	(256)	(133)
Provision for credit losses	(2)	3	(5)	(167)	—	1	(1)	(100)

Net financing revenue	(5)	75	(80)	(107)	46	203	(157)	(77)
Mortgage servicing fees	250	221	29	13	728	641	87	14
MSR amortization and impairment	(50)	(177)	127	72	(350)	(599)	249	42
MSR risk management activities	43	132	(89)	(67)	80	192	(112)	(58)

Net loan serving income	243	176	67	38	458	234	224	96
Gains on sale of loans	152	37	115	311	348	305	43	14
Other income	234	155	79	51	713	503	210	42
Noninterest expense	(422)	(294)	(128)	(44)	(1,076)	(886)	(190)	(21)
Income tax expense	(84)	(44)	(40)	(91)	(206)	(152)	(54)	(36)

Net income	$118	$105	$13	12	$283	$207	$76	37

Investment securities	$2,385	$1,010	$1,375	136
Loans held for sale	7,464	8,648	(1,184)	(14)
Loans held for investment, net	5,888	1,663	4,225	254
Mortgage servicing rights, net	2,921	2,603	318	12
Other assets	2,081	1,929	152	8

Total assets	$20,739	$15,853	$4,886	31

GMAC Residential earned $118 million and $283 million for the third quarter and first nine months of 2005, respectively, representing increases over the $105 million and $207 million earned in the same periods of the prior year. GMAC Residential’s earnings benefited from improved servicing results and higher origination volumes and were slightly offset by $21 million after-tax charges for reserves recorded in the third quarter 2005 related to Hurricane Katrina.
Net financing revenue was negatively impacted by increases in short-term interest rates and the resulting increase in interest and discount expense. Gains on sales of loans increased as compared to the same periods in 2004 as GMAC Residential realized market share increases which resulted in increased loan production volume.
Net servicing results were favorable as a result of increased mortgage servicing fees due to growth in GMAC Residential’s servicing portfolio in the first nine months of 2005 compared to the same period in 2004. In addition, net servicing income benefited from a reduction in amortization and impairment due to the favorable impact of slower than expected prepayments consistent with observed trends in the portfolio and rising interest rates.
The increase in other income at GMAC Residential relates to interest earned on investments in U.S. Treasury securities, which are utilized as economic hedges for the Company’s mortgage servicing rights asset. Non-interest expense was higher as compared to the prior year periods primarily due to an increase in salaries and commissions due to an increase in loan production and employees.

Management’s Discussion and Analysis
General Motors Acceptance Corporation
GMAC-RFC
The following table summarizes the operating results for GMAC-RFC for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other operating segments.

	Third Quarter				Nine Months
Period ended September 30,
($ in millions)	2005	2004	Change	%	2005	2004	Change	%

Revenue
Total financing revenue	$1,130	$1,089	$41	4	$3,245	$3,111	$134	4
Interest and discount expense	(826)	(548)	(278)	(51)	(2,205)	(1,479)	(726)	(49)
Provision for credit losses	(160)	(279)	119	43	(440)	(696)	256	37

Net financing revenue	144	262	(118)	(45)	600	936	(336)	(36)
Mortgage servicing fees	103	108	(5)	(5)	326	312	14	4
MSR amortization and impairment	(19)	(166)	147	89	(165)	(195)	30	15
MSR risk management activities	(44)	75	(119)	(159)	12	61	(49)	(80)

Net loan servicing income	40	17	23	135	173	178	(5)	(3)
Gains on sale of loans	155	22	133	605	437	168	269	160
Other income	212	162	50	31	613	386	227	59
Noninterest expense	(280)	(272)	(8)	(3)	(860)	(861)	1	—
Income tax expense	(108)	(90)	(18)	(20)	(348)	(334)	(14)	(4)

Net income	$163	$101	$62	61	$615	$473	$142	30

Investment securities	$2,079	$2,099	($20)	(1)
Loans held for sale	10,117	3,611	6,506	180
Loans held for investment, net	63,748	67,992	(4,244)	(6)
Mortgage servicing rights, net	842	656	186	28
Other assets	4,950	3,443	1,507	44

Total assets	$81,736	$77,801	$3,935	5

GMAC-RFC earned $163 million and $615 million for the third quarter and first nine months of 2005, respectively representing increases from the $101 million and $473 million in earnings from the comparable 2004 periods. Valuation gains on the investment portfolio, favorable trends in credit loss provisions and higher gains on sales of loans mitigated the negative impacts of lower net interest margins and $50 million after-tax charges for Hurricane Katrina related losses.
GMAC-RFC’s results were negatively impacted by an increase in interest and discount expense as a result of an increase in short-term interest rates. However, the increase in interest and discount expense was partially offset by a favorable change in the provision for credit losses. The decreases in the provision for credit losses was primarily caused by the decline in the rate of growth of the mortgage loan held for investment portfolio due to an increase in the amount of off-balance-sheet securitizations. GMAC-RFC increased its volume of off-balance sheet securitizations in order to take advantage of certain market conditions that made it more economical to securitize and sell all the credit risk on certain nonprime and home equity products rather than to retain the structures on the balance sheet. In addition, the decrease in the provision was caused by favorable loss severity as compared to expectations primarily due to home price appreciation. These items were partially offset by an increase in reserves for losses on loans in Hurricane Katrina affected areas.
Net loan servicing income increased due to lower MSR amortization and impairment due to slower prepayment speeds. The increase in gains on sales of loans at GMAC-RFC is due to higher overall loan production and the increased volume of off-balance sheet securitizations versus on-balance sheet secured financings. The increase in other income of approximately $50 million and $227 million in the third quarter and first nine months of 2005, respectively, is primarily related to the favorable net impact on the valuation of retained interests from updating estimates of future credit losses resulting from favorable credit loss experience and favorable changes in market rates, offset by the valuation of residual assets affected by Hurricane Katrina. In addition, other income includes an increase in other investment income, primarily related to equity investments.

Management’s Discussion and Analysis
General Motors Acceptance Corporation
GMAC Commercial Mortgage
The following table summarizes the operating results for GMAC Commercial Mortgage for the periods indicated. The amounts presented are before the elimination of balances and transactions with the Company’s other operating segments.

	Third Quarter				Nine Months
Period ended September 30,
($ in millions)	2005	2004	Change	%	2005	2004	Change	%

Revenue
Total financing venue	$192	$98	$94	96	$503	$326	$177	54
Interest and discount expense	(158)	(96)	(62)	(65)	(420)	(280)	(140)	(50)
Provision for credit losses	(12)	2	(14)	(700)	(32)	(5)	(27)	(540)

Net financing revenue	22	4	18	450	51	41	10	24
Mortgage servicing fees	51	47	4	9	151	145	6	4
MSR amortization and impairment	(26)	(24)	(2)	(8)	(79)	(72)	(7)	(10)

Net loan servicing income	25	23	2	9	72	73	(1)	(1)
Gains on sale of loans	53	84	(31)	(37)	104	155	(51)	(33)
Other income	341	210	131	62	770	566	204	36
Noninterest expense	(255)	(242)	(13)	(5)	(673)	(644)	(29)	(5)
Income tax expense	(58)	(19)	(39)	(205)	(95)	(56)	(39)	(70)

Net income	$128	$60	$68	113	$229	$135	$94	70

Investment securities	$2,217	$1,881	$336	18
Loans held for sale	8,448	7,857	591	8
Loans held for investment, net	3,382	872	2,510	288
Mortgage servicing rights, net	603	516	87	17
Other assets	4,098	3,259	839	26

Total assets	$18,748	$14,385	$4,363	30

GMAC Commercial Mortgage earned $128 million and $229 million in the third quarter and first nine months of 2005, both increases from the $60 million and $135 million recognized in the prior year. Earnings benefited from increased loan production, higher asset levels and an increase in fee-based revenue.
Increased production and resulting asset levels led to increases in both financing revenue and interest and discount expense. In addition, the provision for credit losses increased due to specific impairments taken on certain non performing loan portfolios.
Gains on sales of loans were lower in the third quarter of 2005 as compared to 2004 as higher gains on U.S. and European investment sales were offset by lower gains on the Asian nonperforming loan portfolio. In addition, year to date 2005 gains on sales of loans were negatively impacted by lower gains on the Asian nonperforming loan portfolio. Other income was favorably impacted by higher investment income in the Company’s bond portfolio as well as increases in real estate equity investments. Non-interest expense increased primarily due to a higher level of compensation expense.

Management’s Discussion and Analysis
General Motors Acceptance Corporation
Consumer Credit
The following table summarizes the nonperforming assets in GMAC’s Mortgage operations on-balance sheet held for sale and held for investment residential mortgage loan portfolios for each of the periods presented. Nonperforming assets are nonaccrual loans, foreclosed assets and restructured loans. Mortgage loans are generally placed on nonaccrual status when they are 60 days or more past due, or when the timely collection of the principal of the loan, in whole or in part, is doubtful. Management’s classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part.

	September 30,	December 31,	September 30,
($ in millions)	2005	2004	2004

Nonperforming loans:
Prime conforming	$20	$17	$21
Government	39	26	27
Prime nonconforming	239	197	204
Prime second-lien	72	53	27
Nonprime (a)	5,110	4,320	4,143

Total nonaccrual loans	5,480	4,613	4,422
Foreclosed assets	546	456	381

Total nonperforming assets	$6,026	$5,069	$4,803
As a % of total loan portfolio	9.24%	8.78%	7.25%

(a)	Includes $462, $909 and $762 at September 30, 2005, December 31, 2004 and September 30, 2004, respectively, of loans that were purchased as distressed assets, and as such, were considered nonperforming at the time of purchase.
The following table summarizes the activity related to the consumer allowance for credit losses for GMAC’s Mortgage operations.

	Third Quarter		Nine Months

Period ended September 30, ($ in millions)	2005	2004	2005	2004

Allowance at beginning of period	$933	$646	$916	449
Provision for credit losses	150	276	402	686
Charge-offs:
Domestic	(118)	(125)	(373)	(333)
Foreign	(2)	(1)	(1)	(9)
Total charge-offs	(120)	(126)	(374)	(342)

Recoveries:
Domestic	6	—	26	—
Foreign	—	—	—	—

Total recoveries	6	—	26	—

Net charge-offs	(114)	(126)	(348)	(342)
Impacts of foreign currency translation	2	—	3	—
Securitization activity	—	—	(2)	3

Allowance at September 30,	$971	$796	$971	$796
Allowance coverage (a)	1.64%	1.30%	1.64%	1.30%

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet residential mortgage loans held for investment at the end of the period.
The increase in nonperforming assets in the third quarter of 2005 as compared to the same period in 2004 is primarily the result of credit seasoning of the mortgage loans held for investment portfolio that were originated in prior years. The Company’s use of securitization transactions accounted for as secured financings over the past few years resulted in asset growth and, over time, an increase in the allowance as these assets mature. Starting in 2001, and through the first quarter of 2005, the Company structured many of its securitization transactions as secured financings as opposed to its historical exclusive use of off-balance sheet transactions. However, recently the Company has been utilizing more securitization transactions where the entire credit risk is sold resulting in increased off-balance sheet transactions. As a result the Company’s on balance sheet mortgage portfolio has become more seasoned resulting in a higher amount of non-performing assets. The portions of the portfolio most impacted by this change are the nonconforming and nonprime

Management’s Discussion and Analysis
General Motors Acceptance Corporation
loan portfolios. As a result of these factors, the allowance for credit losses as a percentage of the total on-balance sheet held for investment residential mortgage loan portfolio also increased from September and December 2004.
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
The amount of impaired loans in GMAC Commercial Mortgage’s loan portfolios amounted to $207 million, $208 million and $290 million at September 30, 2005, December 31, 2004 and September 30, 2004, respectively. The reduction in impaired loans from September 30, 2004 to September 30, 2005 is the result of the resolution of certain assets during the year. Actual net charge-offs in GMAC Commercial Mortgage’s on-balance sheet held for investment commercial loan portfolio remained low at $11 million for the nine months ended September 30, 2005.
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

	September 30,	December 31,	September 30,
($ in millions)	2005	2004	2004

Nonperforming lending receivables:
Warehouse	$1	$5	$4
Construction	9	—	—
Other	—	2	—

Total nonaccrual lending receivables	10	7	4
Foreclosed assets	11	8	9

Total nonperforming assets	$21	$15	$13
As a % of total lending receivables portfolio	0.18%	0.16%	0.14%

Total nonperforming balances remained relatively stable since December 31, 2004 and September 30, 2004. Nonperforming assets related to warehouse and construction lending activities for the first nine months of 2005 reflect the unfavorable credit experience for a small number of construction loans at GMAC-RFC since December 31, and September 30, 2004, partially offset by the resolution of a number of nonperforming warehouse loans since September 30, 2004.
The allowance for credit losses for the on-balance sheet commercial mortgage loan and mortgage lending receivables portfolios was $203 million, $149 million and $131 million at September 30, 2005, December 31, 2004 and September 30, 2004, respectively. The increase since December 31, 2004 is due to unfavorable credit experience related to specific loans within the commercial portfolio, consistent with the increase in impaired loans since December 31, 2004.

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

	Third Quarter				Nine Months

Period ended September 30, ($ in millions)	2005	2004	Change	%	2005	2004	Change	%

Revenue
Insurance premiums and service revenue earned	$967	$902	$65	7	$2,797	$2,625	$172	7
Investment income	89	79	10	13	275	257	18	7
Other income	14	34	(20)	(59)	90	100	(10)	(10)

Total revenue	1,070	1,015	55	5	3,162	2,982	180	6
Insurance losses and loss adjustment expenses	(593)	(578)	(15)	(3)	(1,779)	(1,774)	(5)	—
Acquisition and underwriting expense	(313)	(279)	(34)	(12)	(888)	(756)	(132)	(17)
Premium tax and other expense	(22)	(23)	1	4	(65)	(62)	(3)	(5)

Income before income taxes	142	135	7	5	430	390	40	10
Income tax expense	(53)	(40)	(13)	(33)	(146)	(129)	(17)	(13)

Net income	$89	$95	$(6)	(6)	$284	$261	$23	9

Total assets	$12,489	$11,163	$1,326	12	$12,489	$11,163	$1,326	12

Insurance premiums and service revenue written	$1,053	$1,061	$(8)	(1)	$3,209	$3,107	$102	3

Combined Ratio (a)	94.6%	93.5%			94.3%	94.7%

(a)	The Company’s management uses combined ratio as a primary measure of underwriting profitability, with its components measured using Generally Accepted Accounting Principles. Underwriting profitability is indicated by a combined ratio under 100 percent and is calculated as the sum of all reported losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.
Net income from Insurance operations totaled $89 million and $284 million for the third quarter and first nine months of 2005, respectively, as compared to $95 million and $261 million for the same periods in 2004. Lower net income for the third quarter of 2005 over the same period in 2004 is attributable to an increase in the combined ratio from 93.5% to 94.6%. During the third quarter of 2005, $18 million of after-tax incurred losses were recorded relating to Hurricane Katrina. The Hurricane Katrina losses reflects GMAC’s net impact after considering salvage and reinsurance recovery. Partially offsetting the Hurricane Katrina losses was a decrease in the ratio of losses incurred to earned premium for service contracts. Acquisition and underwriting expenses also increased during the quarter.
For the first nine months of 2005 as compared to the same period in 2004, the combined ratio improved to 94.3% from 94.7% due to a decrease in losses incurred partially offset by an increase in acquisition and underwriting expenses. Acquisition costs have increased in part due to higher producer compensation on extended service contracts.
Investment income increased in the third quarter and first nine months of 2005 as compared to the same 2004 periods, primarily due to larger debt and equity portfolios of invested assets. The market value of the investment portfolio was $7.8 billion at September 30, 2005 compared to $6.6 billion at September 30, 2004.

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

Funding and Liquidity
Funding Sources and Strategy
The Company’s liquidity, as well as its ongoing profitability, is in large part dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. Over the past several years, GMAC’s funding strategy has focused on the development of diversified funding sources across a global investor base, both public and private, and as appropriate the extension of debt maturities. This strategy, combined with a continuous prefunding of requirements, is designed to meet the Company’s obligations. In addition, the Company maintains a large cash position that can be utilized to meet its obligations in the event of any market disruption. As part of its cash management strategy, from time to time the Company repurchases previously issued debt, but does so in a manner that does not compromise overall liquidity.
The diversity of the Company’s funding sources enhances funding flexibility, limits dependence on any one source of funds and results in a more cost effective strategy over the longer term. In developing this approach, management considers market conditions, prevailing interest rates, liquidity needs and the desired maturity profile of its liabilities. This strategy has helped the Company maintain liquidity during periods of weakness in the capital markets, changes in the Company’s business, or changes in the Company’s credit ratings.

Management’s Discussion and Analysis
General Motors Acceptance Corporation
The following table summarizes GMAC’s funding sources, including Commercial Mortgage, for the periods indicated:

	Outstanding

	September 30,	December 31,
($ in millions)	2005	2004

Commercial paper	$1,869	$8,395
Institutional term debt	88,501	105,894
Retail debt programs	36,963	38,706
Secured financings	109,479	91,957
Bank loans, and other	16,312	22,734

Total debt (a)	253,124	267,686
Customer deposits (b)	9,282	5,755
Off-balance sheet securitizations (c)
Retail finance receivables	5,875	5,057
Wholesale loans	16,435	20,978
Mortgage loans	88,940	65,829

Total funding	373,656	365,305
Less: cash reserves (d)	(24,348)	(22,718)

Net funding	$349,308	$342,587

Leverage ratio covenant (e)	7.3:1	8.6:1

Funding Commitments ($ in billions)
Bank liquidity facilities (f)	$48.8	$59.4
Secured funding facilities (g)	$122.8	$59.3

(a)	Excludes fair value adjustment as described in Note 7 to the Condensed Consolidated Financial Statements.
(b)	Includes consumer and commercial bank deposits and dealer wholesale deposits.
(c)	Represents net funding from securitizations of retail and wholesale automotive receivables and mortgage loans accounted for as sales further described in Note 8 to the Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K.
(d)	Includes $21,826 in cash and cash equivalents and $2,522 invested in marketable securities at September 30, 2005.
(e)	As described in Note 7 to the Condensed Consolidated Financial Statements, the Company’s liquidity facilities and certain other funding facilities contain a leverage ratio covenant of 11.0:1, which excludes from debt, securitization transactions that are accounted for on-balance sheet as secured financings (totaling $86,064 and $75,230 at September 30, 2005, and December 31, 2004, respectively). GMAC’s debt to equity ratio was 11.1:1 and 12.0:1, at September 30, 2005 and December 31, 2004, respectively, as determined by accounting principles generally accepted in the United States of America, which was the former basis for the leverage ratio covenant.
(f)	Represents both committed and uncommitted bank liquidity facilities. Refer to Note 7 to the Condensed Consolidated Financial Statements for details.
(g)	Represents both committed and uncommitted secured funding facilities. Includes commitments with third-party asset-backed commercial paper conduits as well as forward flow sale agreements with third parties and repurchase facilities. Refer to Note 7 to the Condensed Consolidated Financial Statements for details.
In the second and third quarters of 2005, GMAC’s unsecured debt ratings were lowered to a non-investment grade rating by three of the four nationally recognized rating agencies that rate GMAC (refer to the Credit Ratings section of this MD&A for further information). These downgrades were a continuation of a series of negative rating actions over the past few years caused by concerns as to the financial outlook of GM, including its overall market position in the automotive industry and its burdensome health care obligations. In anticipation of, and as a result of these negative rating actions, the Company has modified its diversified funding strategy to focus on an increased use of liquidity sources other than institutional unsecured markets. In particular, the Company has increased the use of secured funding sources beyond traditional asset classes and geographic markets and has also increased the use of automotive “whole loan” sales. The increased use of “whole loan” sales is part of the migration to an “originate and sell” model for the U.S. automotive finance business. Through September 2005, the Company has executed $9 billion in “whole loan” sales and is obligated to sell $25 billion in retail automotive receivables with commitments from third-parties to purchase up to $55 billion over the next five years.
In addition, through its banking activities, bank deposits (certificates of deposits and brokered deposits) have become an important funding source for the Company. GMAC has also been able to diversify its unsecured funding through the formation of Residential Capital Corporation (ResCap). ResCap was formed as the holding company of GMAC’s residential mortgage businesses and in the second quarter of 2005 successfully achieved an investment grade rating (independent from GMAC) and issued $4 billion of unsecured debt through a

Management’s Discussion and Analysis
General Motors Acceptance Corporation
private placement offering. Following the bond offering, in July 2005 ResCap closed a $3.5 billion syndication of its bank facilities consisting of a $1.75 billion syndicated term loan, a $875 million syndicated line of credit committed through July 2008 and a $875 million syndicated line of credit committed through July 2006. These facilities are intended to be used primarily for general corporate and working capital purposes, as well as to repay affiliate borrowings, thus providing additional liquidity to GMAC. As previously described, in August 2005 GMAC announced that it had entered into a definitive agreement to sell a sixty percent equity interest in GMAC Commercial Mortgage, while maintaining the remaining forty percent equity interest. Under the terms of the transaction, GMAC Commercial Mortgage will repay all intercompany loans to GMAC upon the closing, which is expected to close around year-end, thereby providing GMAC significant incremental liquidity.
The change in focus on the funding strategy has allowed the Company to maintain adequate access to capital and a sufficient liquidity position despite reductions in and limited access to traditional unsecured funding sources (i.e., commercial paper, term debt, bank loans and lines of credit) due to the deterioration in GMAC’s unsecured credit rating. GMAC has essentially completed its funding requirements for its U.S. term funding program for 2005 and any additional funding in 2005 will be pre-funding executed on an opportunistic basis.
Unsecured sources most impacted by the reduction in GMAC’s credit rating have been the Company’s commercial paper programs, access to the term debt markets, certain bank loan arrangements primarily in Mortgage and International Automotive operations, as well as FNMA custodial borrowing arrangements at GMAC Residential. In addition to these unsecured sources of funds, GMAC’s bank liquidity facilities have also been negatively impacted by concerns over the Company’s credit rating which has led to a reduction in the Company’s committed and uncommitted facilities since December 31, 2004.
A further reduction of GMAC’s credit ratings such that GMAC would be rated non-investment grade by all of the nationally recognized rating agencies that rate GMAC could increase borrowing costs and further constrain GMAC’s access to unsecured debt markets, including capital markets for retail debt. In addition, a further reduction of GMAC’s credit ratings could increase the possibility of additional terms and conditions contained in any new or replacement financing arrangements as well as impacting elements of certain existing secured borrowing arrangements. However, GMAC’s funding strategy has increased the Company’s focus on expanding and developing diversified secured funding sources that are not directly affected by ratings on unsecured debt. Accordingly, the possibility of a further reduction of GMAC’s credit ratings is not expected to have a material effect on GMAC’s access to adequate capital to meet the Company’s funding needs in the short- and medium-term. With limited access to traditional unsecured funding sources, management will continue to diversify and expand its use of asset-backed funding and believes that its funding strategy will provide sufficient access to the capital markets to meet the Company’s short- and medium-term funding needs. Notwithstanding the foregoing, management believes that the current ratings situation and outlook increases the level of risk as to the long-term ability of the Company to sustain the current level of asset originations. Management continuously assesses this matter and is seeking to mitigate the increased risk by exploring whether actions could be taken that would provide a basis for rating agencies to evaluate GMAC’s financial performance in order to provide GMAC with ratings independent of those assigned to GM. On October 17, 2005, GM made an announcement that it is exploring the possible sale of a controlling interest in GMAC to a strategic partner, with the goal of restoring GMAC’s investment grade rating and renewing its access to low-cost financing. Currently, Moody’s, DBRS and Standard & Poor’s assign a different credit rating to GMAC than they do to GM with all three agencies having outlooks on the GMAC rating as “evolving” or “developing” as outlined in the following table. There can be no assurance that any such actions by the Company would be taken or that such actions, if taken, would be successful in achieving or maintaining in some cases, a “split” rating from the rating agencies.
Credit Ratings
The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. This is particularly true for certain term debt institutional investors whose investment guidelines require investment grade term ratings and for short-term institutional investors (money markets in particular) whose investment guidelines require the two highest rating categories for short-term debt. Substantially all of the Company’s debt has been rated by nationally recognized statistical rating organizations. Concerns over the competitive and financial strength of GM, including how it will fund its burdensome health care liabilities, have resulted in the Company experiencing a series of negative rating actions, which commenced late in 2001. In the second and third quarters of 2005, Standard & Poor’s, Fitch and Moody’s downgraded the senior debt of GMAC to a non-investment grade rating with DBRS continuing to maintain an investment grade rating on GMAC’s senior debt. On October 3, 2005, Standard & Poor’s placed GMAC’s ratings on CreditWatch with negative implications. Subsequently, on October 10, 2005, Standard & Poor’s affirmed the CreditWatch for GMAC’s ratings but the implications changed from negative to developing which means that the ratings could be raised or lowered. On October 10, 2005, Moody’s placed the senior unsecured ratings of GMAC under review for a possible downgrade and on October 17, 2005, Moody’s announced a change in the review status to “direction uncertain” from “review for possible downgrade”. In addition, Moody’s placed GMAC’s Non-Prime short term rating on review for possible upgrade. On October 17, 2005, Fitch placed the

Management’s Discussion and Analysis
General Motors Acceptance Corporation
ratings of GMAC on Rating Watch Evolving. On October 11, 2005, DBRS placed the ratings of GMAC under review with developing implications and affirmed the review status on October 17, 2005. These latest ratings actions are a result of GM’s announcement on October 17 that it is exploring the possible sale of a controlling interest in GMAC to a strategic partner.
The following summarizes GMAC’s current ratings, outlook and the date of last rating or outlook change by the respective nationally recognized rating agencies.

Rating	Commercial	Senior
Agency	Paper	Debt	Outlook	Date of Last Action

Fitch	B	BB	Evolving	September 26, 2005 (a)
Moody’s	Not-Prime	Ba1	Uncertain	August 24, 2005 (b)
S&P	B-1	BB	Developing	May 5, 2005 (c)
DBRS	R-2 (low)	BBB (low)	Developing	August 2, 2005 (d)

(a)	Fitch downgraded the senior debt of GMAC to BB from BB+, affirmed the commercial paper rating of B, and on October 17, 2005 placed the ratings on Rating Watch Evolving.
(b)	Moody’s lowered the senior debt of GMAC to Ba1 from Baa2, downgraded the commercial paper rating to Not-Prime from Prime-2, and on October 17, 2005 changed the review status of the long-term debt ratings to direction uncertain.
(c)	Standard & Poor’s downgraded the senior debt of GMAC to BB from BBB-, downgraded the commercial paper rating to B-1 from A-3, and on October 10, 2005 changed the outlook to CreditWatch with developing implications.
(d)	DBRS downgraded the senior debt of GMAC to BBB (low) from BBB, downgraded the commercial paper rating to R-2 (low) from R-2 (middle), and on October 11, 2005 placed the ratings under review with developing implications and affirmed the review status on October 17, 2005.
In addition, ResCap, a wholly-owned subsidiary of GMAC, has separate credit ratings from the nationally recognized rating agencies. The following table summarizes ResCap’s current ratings, outlook and the date of the last rating or outlook change by the respective agency.

Rating	Commercial	Senior
Agency	Paper	Debt	Outlook	Date of Last Action

Fitch	F3	BBB-	Evolving	September 26, 2005 (a)
Moody’s	P3	Baa3	Uncertain	August 24, 2005 (b)
S&P	A-3	BBB-	Developing	June 9, 2005 (c)
DBRS	R-2 (middle)	BBB	Developing	June 9, 2005 (d)

(a)	Fitch downgraded the senior debt of ResCap to BBB- from BBB, downgraded the commercial paper rating to F3 from F2, and on October 17, 2005 placed the ratings on Rating Watch Evolving.
(b)	Moody’s downgraded the senior debt of ResCap to Baa3 from Baa2, downgraded the commercial paper rating to P3 from P2, and on October 17, 2005 changed the review status of the long-term debt ratings to direction uncertain.
(c)	Standard & Poor’s initial ratings for ResCap were assigned, and on October 10, 2005 S&P changed the outlook to CreditWatch with developing implications.
(d)	DBRS initial ratings for ResCap were assigned, and on October 11, 2005 DBRS placed the ratings under review with developing implications and affirmed the review status on October 17, 2005.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

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
The following table summarizes assets carried off-balance sheet in these entities.

	September 30,	December 31,
(in billions)	2005	2004

Securitization (a)
Retail finance receivables	$6.5	$5.6
Wholesale loans	16.7	21.3
Mortgage loans	89.3	71.2
Collateralized debt obligations (b)	3.5	3.3
Tax-exempt related securities	1.1	1.1

Total securitization	117.1	102.5
Other off-balance sheet activities
Mortgage warehouse	0.5	0.3
Other mortgage	3.5	3.5

Total off-balance sheet activities	$121.1	$106.3

(a)	Includes only securitizations accounted for as sales under SFAS 140, as further described in Note 8 to the Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K.
(b)	Includes securitization of mortgage-backed securities, some of which are backed by securitized mortgage loans as reflected in the above table.

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
Emerging Issues Task Force No. 04-5 — In July 2005, the Emerging Issues Task Force released Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (EITF 04-5). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership by determining the general partner’s substantive ability to dissolve (liquidate) the limited partnership as well as assessing the substantive participating rights of the general partner within the limited partnership. EITF 04-5 states that if the general partner has substantive ability to dissolve (liquidate) or has substantive participating rights then the general partner is presumed to control that partnership and would be required to consolidate the limited partnership. EITF 04-5 is effective for all new limited partnerships and existing partnerships for which the partnership agreements are modified on June 29, 2005. This EITF is effective in fiscal periods beginning after December 15, 2005 for all other limited partnerships. The Company is currently reviewing the potential impact of EITF 04-5. It is not anticipated that adoption will have a material impact on the Company’s financial condition or results of operations.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Consolidated Operating Results
The following section provides a discussion of GMAC’s consolidated results of operations as displayed in the Condensed Consolidated Statement of Income. The individual business segment sections of this MD&A provide a further discussion of the operating results.
Revenues
Total revenue increased by $276 million and $788 million, respectively, in the third quarter and first nine months of 2005 due to increases in commercial interest income, operating lease income and revenue from mortgages held for sale.
Interest and discount expense increased by 38% and 36% in the third quarter and first nine months of 2005 respectively, as compared to the same periods of the prior year. This increase is the result of the negative impact of both the Company’s lower credit ratings and higher funding costs due to an increase in overall market interest rates. The provision for credit losses decreased by $163 million and $530 million, respectively, in the third quarter and first nine months of 2005. The decrease resulted primarily from lower consumer asset levels at GMAC’s Financing and Mortgage operations partially attributable to the use of automotive portfolio sales transactions (whole loan sales) within the Financing operations and increased use of off-balance sheet securitization transactions within the Mortgage operations since year-end. In addition, favorable credit provisions in the residential mortgage loan portfolio during the first and third quarters of 2005, as well as an improvement in credit quality within the consumer portfolio at GMAC’s Financing operations, contributed to the decline year over year. These favorable impacts to the provision were partially offset by the impact of loss reserves recorded in the third quarter of 2005 at the Financing and Mortgage operations related to accounts impacted by Hurricane Katrina. Insurance premiums and service revenue earned increased by 7% in both the third quarter and first nine months of 2005, as compared with the same periods in 2004, as a result of contract growth across the majority of product lines.
Mortgage banking income increased by $308 million and $455 million for the third quarter and first nine months of 2005, compared with the same period in the prior year, primarily from favorable net loan servicing income and higher gains on sales of loans. Higher gains on sales of loans were primarily due to increased loan production as well as the increased use of off balance sheet securitization structures at GMAC-RFC. Net loan servicing income increased due to higher servicing fees consistent with increases in the servicing portfolio as well as lower amortization and impairment of mortgage servicing rights due to slower than expected prepayments consistent with observed trend in the portfolio and rising interest rates.
Investment and other income increased by $431 million and $973 million for the third quarter and first nine months of 2005, respectively, as compared to the same periods in the prior year. The increases are primarily due to interest income from cash and investments in U.S. Treasury securities, the favorable impact on the valuation of retained securitization interests at the Company’s residential mortgage operations and higher investment income at Commercial Mortgage.
Expenses
Noninterest expense increased by $207 million and $552 million for the third quarter and first nine months of 2005, respectively. Depreciation expense on operating lease assets increased as a result of higher average operating lease asset levels as compared to the third quarter of 2004. In addition, compensation and benefits expense increased during the third quarter and first nine months of 2005 compared with the same period in the prior year reflecting increased compensation expense at the Mortgage operations consistent with the increases in loan production and higher supplemental compensation resulting from increased profitability. Insurance losses and loss adjustment expenses were relatively consistent with the expenses recognized during the comparable periods of 2004. Other operating expenses were relatively stable as compared to prior years. Increases in expenses at the Company’s Full Service Leasing business within the International Automotive Finance Operations and increases in acquisition and underwriting expenses at the Company’s Insurance operations, due to growth in both businesses, were offset by higher gains on the disposal of operating lease assets within the North America Automotive Finance Operations.

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
While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, actual results may differ materially due to numerous important factors that are described in GMAC’s most recent report on SEC Form 10-K, which may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K. Such factors include, among others, the following: the ability of General Motors to complete a transaction with a strategic investor regarding a controlling interest in GMAC while maintaining a significant stake in GMAC, securing separate credit ratings and low cost funding to sustain growth for GMAC and ResCap and maintaining the mutually beneficial relationship between GMAC and General Motors; changes in economic conditions, currency exchange rates, significant terrorist attacks or political instability in the major markets where we operate; changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of our products, the cost thereof or applicable tax rates; and the threat of terrorism, the outbreak or escalation of hostilities between the United States and any foreign power or territory and changes in international political conditions may continue to affect both the United States and the global economy and may increase other risks.

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
In July 2005, the Company implemented a new general ledger system for two of GMAC’s segments — GMAC’s North American Operations and Insurance Operations — in a single instance. We have assessed the internal controls over the key processes affected by the system change, and concluded that we have maintained adequate internal control over financial reporting.
There were no other changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Other Information
General Motors Acceptance Corporation

Legal Proceedings
GMAC is subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against it. The Company did not become party to any material pending legal proceedings during the nine month period ended September 30, 2005, or during the period from September 30, 2005 to the filing date of this report.

Other Matters
During the second quarter of 2005, SEC and federal grand jury subpoenas were served on GMAC entities in connection with industry wide investigations into practices in the insurance industry relating to loss mitigation insurance products such as finite risk insurance. The Company is fully cooperating with the government in these investigations.

Exhibits
Exhibits — The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report. Such Index is incorporated herein by reference.

Signatures
General Motors Acceptance Corporation
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of November, 2005.
General Motors Acceptance Corporation
(Registrant)
/s/ Sanjiv Khattri

Sanjiv Khattri
Executive Vice President and
Chief Financial Officer
/s/ Linda K. Zukauckas

Linda K. Zukauckas
Vice President and Corporate Controller

Index of Exhibits
General Motors Acceptance Corporation

Exhibit	Description	Method of Filing

3.1	Certificate of Incorporation of GMAC Financial Services Corporation dated February 20, 1997	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 (File No. 1-3754); incorporated herein by reference.

3.2	Certificate of Merger of GMAC and GMAC Financial Services Corporation dated December 17, 1997	Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 (File No. 1-3754); incorporated herein by reference.

3.3	By-Laws of General Motors Acceptance Corporation as amended through April 1, 2004	Filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 1-3754); incorporated herein by reference.

4.1	Form of Indenture dated as of July 1, 1982 between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115; incorporated herein by reference.

4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653; incorporated herein by reference.

4.1.2	Form of Second Supplemental Indenture dated as of September 15, 1987 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236; incorporated herein by reference.

4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183; incorporated herein by reference.

4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705; incorporated herein by reference.

4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463; incorporated herein by reference.

4.2	Form of Indenture dated as of September 24, 1996 between the Company and The Chase Manhattan Bank, Trustee, relating to SmartNotes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023; incorporated herein by reference.

4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207; incorporated herein by reference.

4.3	Form of Indenture dated as of October 15, 1985 between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 2-99057; incorporated herein by reference.

4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-4661; incorporated herein by reference.

4.3.2	Form of Second Supplemental Indenture dated as of September 24, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company’s Registration Statement No. 33-6717; incorporated herein by reference.

4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company’s Registration Statement No. 33-12059; incorporated herein by reference.

4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company’s Registration Statement No. 33-26057; incorporated herein by reference.

Index of Exhibits
General Motors Acceptance Corporation

Exhibit	Description	Method of Filing

4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company’s Registration Statement No. 33-31596; incorporated herein by reference.

4.3.6	Form of Nineth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

4.3.7	Form of Seventh Supplemental Indenture dated as of September 15, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

4.4	Form of Indenture dated as of December 1, 1993 between the Company and Citibank, N.A., Trustee, relating to Medium-Term Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 33-51381; incorporated herein by reference.

4.4.1	Form of First Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.4	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-59551; incorporated herein by reference.

10	Copy of agreement dated as of October 22, 2001 between General Motors Corporation and General Motors Acceptance Corporation.	Filed as Exhibit 10 to the Company’s current report on Form 8-K dated as of October 23, 2001 (File No. 1-3754); incorporated herein by reference.

12	Computation of ratio of earnings to fixed charges	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
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