Form 10-Q/A
period 2005-03-31
GENERAL MOTORS ACCEPTANCE CORP
filed 2006-03-28
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act). Yes ☐ No ☒

As of March 31, 2005, there were outstanding 10 shares of the issuer’s $.10 par value common stock.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Explanatory Note
General Motors Acceptance Corporation (the “Company”) hereby amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the Securities and Exchange Commission on May 10, 2005. This amendment on Form 10-Q/A restates the Company’s Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2005 and 2004 to correct the classification of certain amounts as more fully discussed in Note 1 to the accompanying Condensed Consolidated Financial Statements. The Company has amended Item 4, Controls and Procedures, to update the disclosure regarding disclosure controls and procedures and internal control over financial reporting. In addition, the Company has made certain modifications in Footnote 1 to the table “Restatement of Condensed Consolidated Financial Statements.”
All of the information in this Form 10-Q/A is as of May 10, 2005, the filing date of the original report on Form 10-Q and does not reflect events occurring since this date. However, all prior references to the 2004 Annual Report on Form 10-K, in the original report on Form 10-Q, have been modified in this report to reference the Company’s most recent information which is filed in its 2005 Annual Report on Form 10-K.
Except for the matters discussed above, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

		Page
Part I — Financial Information

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Statement of Income for the Three Months Ended March 31, 2005 and 2004 (as restated)	3

	Condensed Consolidated Balance Sheet as of March 31, 2005 and December 31, 2004	4

	Condensed Consolidated Statement of Changes in Stockholder’s Equity for the Three Months Ended March 31, 2005 (as restated) and 2004 (as restated)	5

	Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2005 (as restated) and 2004 (as restated)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4.	Controls and Procedures	30

Part II — Other Information

Item 1.	Legal Proceedings	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	*

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32

Index of Exhibits		33
Computation of Ratio of Earnings to Fixed Charges
Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350

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

Condensed Consolidated Statement of Changes in Stockholder’s Equity (unaudited)

General Motors Acceptance Corporation

		(As restated
		See Note 1)
Three months ended March 31, (in millions)	2005	2004
Common stock and paid-in capital
Balance at beginning of year	$5,760	$5,641
Increase in paid-in capital	—	129

Balance at March 31,	5,760	5,770

Retained earnings
Balance at beginning of year	15,491	14,078
Net income	728	764
Dividends paid	(500)	—

Balance at March 31,	15,719	14,842

Accumulated other comprehensive income (loss)
Balance at beginning of year	1,166	517
Other comprehensive loss	(177)	(23)

Balance at March 31,	989	494

Total stockholder’s equity
Balance at beginning of year	22,417	20,236
Increase in paid-in capital	—	129
Net income	728	764
Dividends paid	(500)	—
Other comprehensive loss	(177)	(23)

Total stockholder’s equity at March 31,	$22,468	$21,106

Comprehensive income
Net income	$728	$764
Other comprehensive loss	(177)	(23)

Comprehensive income	$551	$741

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)

General Motors Acceptance Corporation

	(As restated	(As restated
	See Note 1)	See Note 1)
Three months ended March 31, (in millions)	2005	2004
Operating activities
Net cash (used in) provided by operating activities	($6,729)	$1,111

Investing activities
Purchases of available for sale securities	(6,041)	(1,838)
Proceeds from sales of available for sale securities	1,230	809
Proceeds from maturities of available for sale securities	1,901	1,076
Net maturities (purchases) of held to maturity securities	7	(7)
Net increase in finance receivables and loans	(19,253)	(33,801)
Proceeds from sales of finance receivables and loans	29,681	25,034
Purchases of operating lease assets	(3,672)	(3,153)
Disposals of operating lease assets	1,395	2,015
Change in notes receivable from General Motors	1,450	31
Purchases of mortgage servicing rights, net	(104)	(71)
Acquisitions of subsidiaries, net of cash acquired	—	21
Other, net (a)	(2,068)	(2,153)

Net cash provided by (used in) investing activities	4,526	(12,037)

Financing activities
Net change in short-term debt	150	2,824
Proceeds from issuance of long-term debt	10,532	20,653
Repayments of long-term debt	(16,127)	(15,042)
Other financing activities	1,566	1,730
Dividends paid	(500)	—

Net cash (used in) provided by financing activities	(4,379)	10,165

Effect of exchange rate changes on cash and cash equivalents	(76)	(5)

Net decrease in cash and cash equivalents	(6,658)	(766)
Cash and cash equivalents at beginning of year	22,718	17,976

Cash and cash equivalents at March 31,	$16,060	$17,210

(a) Includes $586 and $414 for the three months ended March 31, 2005 and 2004, respectively, related to securities lending transactions where cash collateral is received and a corresponding liability is recorded, both of which are presented in investing activities.

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

The interim period Consolidated Financial Statements, including the related notes, are condensed and in accordance with interim generally accepted accounting principles in the United States of America (GAAP). These interim period Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements, which are included in GMAC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the United States Securities and Exchange Commission (SEC).

Restatements of Condensed Consolidated Financial Statements

GMAC’s quarterly information for the three months ended March 31, 2004 has been restated from previously reported results to adjust for certain amounts that were recognized in the incorrect 2004 quarterly period. These adjustments did not impact GMAC’s 2004 annual results, financial condition as of December 31, 2004 or cash flows for the year ended December 31, 2004 (see 2005 Annual Report on Form 10-K for restated 2004 Consolidated Statement of Cash Flows and also see restated cash flow information elsewhere in this Note), nor were these adjustments individually material to GMAC’s quarterly Consolidated Financial Statements. Most of the adjustments relate to items detected and recorded in the fourth quarter of 2004 at GMAC’s residential mortgage businesses (GMAC Residential and GMAC-RFC) that related to earlier 2004 quarters. More specifically, certain of the adjustments were identified and corrected through internal control remediation that occurred in connection with GMAC’s Corporate Sarbanes-Oxley Section 404 program. The most significant of these adjustments involved the valuation of certain interests in securitized assets, accounting for deferred income taxes related to certain secured financing transactions and the income statement effects of consolidating certain mortgage transfers previously recognized as sales. The effects of the restatements are as follows:

Three months ended	As previously
March 31, 2004 (in millions)	reported (a)	As restated
Total financing revenue	$4,894	$4,934	(d)
Interest and discount expense	2,206	2,223
Provision for credit losses	457	484	(d)
Total net revenue	4,716	4,653	(d)
Net income	$786	$764

Net income by reporting segment
North American Operations (b)	$294	$294
International Operations (b)	132	132
GMAC Residential	40	24
GMAC-RFC	180	174
GMAC Commercial Mortgage	33	33
Insurance Operations	91	91
Other (c)	16	16

Net income	$786	$764

(a)	Certain amounts have been reclassified to conform to the annual presentation, refer to Note 1 to GMAC’s 2005 Annual Report on Form 10-K.
(b)	North American Operations consist of automobile financing in the U.S. and Canada. International Operations consist of automotive financing and full service leasing in all other countries and Puerto Rico.
(c)	Represents the Company’s Commercial Finance Group, certain corporate activities related to the Mortgage Group and reclassifications and eliminations between the reporting segments
(d)	These amounts have been modified from the original report on Form 10-Q dated May 10, 2005, to conform to the corresponding amounts in our Condensed Consolidated Statement of Income.

Subsequent to the issuance of the Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2005, the Company discovered that cash outflows related to certain mortgage loan originations and purchases were not appropriately classified as either operating cash flows or investing cash flows consistent with the original designation as loans held for sale or loans held for investment. In addition, proceeds from sales and repayments related to certain mortgage loans, which initially were classified as mortgage loans held for investment and subsequently transferred to mortgage loans held for sale, were reported as operating cash flows instead of investing cash flows in the Condensed Consolidated Statement of Cash Flows, as required by Statement of Financial Accounting Standards No. 102 Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. Finally, certain non-cash proceeds and transfers were not appropriately presented in the Condensed Consolidated Statement of Cash Flows.
The Company has restated its Condensed Consolidated Statement of Cash Flows for these amounts. The restatement of this information does not change total cash and cash equivalents. Furthermore, the restatement has no effect on the Company’s Condensed Consolidated Statement of Income, Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Changes in Stockholder’s Equity. The effect of the restatement on the Company’s previously reported Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2005 and 2004 is as follows:

	Three months ended	Three months ended
($ in millions)	March 31, 2005	March 31, 2004

Net cash (used in) provided by operating activities:
As previously reported	($4,718)	$1,674
As restated	(6,729)	1,111

Net cash provided by (used in) investing activities:
As previously reported	$2,515	($12,600)
As restated	4,526	(12,037)

Net cash (used in) provided by financing activities:
As previously reported	($4,379)	$10,165
As restated	(4,379)	10,165

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

For a description of mortgage servicing rights and the related hedging strategy, refer to Notes 1 and 10 to GMAC’s 2005 Annual Report on Form 10-K.

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

8 Derivative Instruments and Hedging Activities

GMAC enters into interest rate and foreign currency futures, forwards, options and swaps in connection with its market risk management activities. In accordance with SFAS 133, as amended, GMAC records derivative financial instruments on the balance sheet as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative financial instrument and whether it qualifies for hedge accounting treatment. Refer to GMAC’s 2005 Annual Report on Form 10-K for a more detailed description of GMAC’s use of and accounting for derivative financial instruments.

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

Management’s Discussion and Analysis

General Motors Acceptance Corporation

Overview

General Motors Acceptance Corporation (GMAC or the Company) is a leading global financial services firm with over $315 billion of assets and operations in 41 countries. Founded in 1919 as a wholly-owned subsidiary of General Motors Corporation, GMAC was established to provide GM dealers with the automotive financing necessary to acquire and maintain vehicle inventories and to provide retail customers means by which to finance vehicle purchases through GM dealers. GMAC products and services have expanded beyond automotive financing, and GMAC currently operates in three primary lines of business — Financing, Mortgage and Insurance operations. Refer to GMAC’s 2005 Annual Report on Form 10-K for a more complete description of the Company’s business activities, along with the products and services offered and the market competition.

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

Management's Discussion and Analysis

General Motors Acceptance Corporation

Financing Operations

GMAC’s Financing operations offer a wide range of financial services and products (directly and indirectly) to retail automotive consumers, automotive dealerships and other commercial businesses. The Company’s Finance operations is comprised of two separate reporting segments — North American Automotive Finance Operations and International Automotive Finance Operations and one operating segment — Commercial Finance Group. The products and services offered by GMAC’s Financing operations include the purchase of retail installment sales contracts and leases, extension of term loans, dealer floor plan financing and other lines of credit, fleet leasing and factoring of receivables. Refer to the Company’s 2005 Annual Report on Form 10-K for further discussion of the business profile of GMAC’s Financing operations.

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

Management’s Discussion and Analysis

General Motors Acceptance Corporation

Mortgage Operations

GMAC’s Mortgage operations are comprised of three separate operating and reporting segments: GMAC Residential Holding Corp. (GMAC Residential), GMAC-RFC Holding Corp., (GMAC-RFC) and GMAC Commercial Holding Corp. (GMAC Commercial Mortgage). The principal activities of the three segments involve the origination, purchase, servicing, sale and securitization of consumer (i.e., residential) and commercial mortgage loans and mortgage related products (e.g., real estate services). Typically, mortgage loans are originated and sold to investors in the secondary market, including securitization sales that are legally sold but are accounted for as secured financings. Refer to the Company’s 2005 Annual Report on Form 10-K for further discussion of the business profile of GMAC’s Mortgage operations.

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

Management’s Discussion and Analysis

General Motors Acceptance Corporation

Insurance Operations

GMAC Insurance insures automobile service contracts and underwrites personal automobile insurance coverages (ranging from preferred to non-standard risks) and selected commercial insurance and reinsurance coverages. Refer to the Company’s 2005 Annual Report on Form 10-K for further discussion of the business profile of GMAC’s Insurance operations.

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

There have been no significant changes in the methodologies and processes used in developing these estimates from what is described in the Company’s 2005 Annual Report on Form 10-K.

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

The following table summarizes GMAC’s outstanding debt by funding source for the periods indicated:

	Outstanding
	March 31,	December 31,
($ in millions)	2005	2004
Commercial paper	$5,747	$8,395
Institutional term debt	97,698	105,894
Retail debt programs	38,855	38,706
Secured financings	95,878	91,957
Bank loans, and other	21,034	22,734

Total debt (a)	259,212	267,686
Off-balance sheet securitizations (b)	29,418	26,548
Customer deposits (c)	6,443	5,755

Total funding	$295,073	$299,989

Leverage ratio covenant (d)	8.2:1	8.6:1

(a)	Excludes fair value adjustment as described in Note 7 to the Condensed Consolidated Financial Statements.

(b)	Represents net funding from securitizations of retail automotive receivables accounted for as sales under Statement of Financial Accounting Standards 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140), as further described in Note 8 to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K, but excludes funding from securitizations of mortgage receivables and securities.

(c)	Includes consumer and commercial deposits at GMAC Automotive Bank, GMAC Bank, GMAC Commercial Bank and dealer wholesale deposits.

(d)	As described in Note 7 to the Condensed Consolidated Financial Statements, the Company’s liquidity facilities contain a leverage ratio covenant of 11.0:1 which excludes from debt securitization transactions that are accounted for on-balance sheet as secured borrowings (totaling $74,695 and $75,230 at March 31, 2005, and December 31, 2004, respectively). GMAC’s debt to equity ratio was 11.6:1 and 12.0:1, at March 31, 2005 and December 31, 2004, respectively, as determined by accounting principles generally accepted in the United States of America, which was the former basis for the leverage ratio covenant.

During 2004 and the first quarter of 2005, the Company continued to experience volatile unsecured credit spreads caused by negative credit rating agency actions related to the financial outlook of GM, its overall market position in the automotive industry and its burdensome health care obligations. The Company’s worldwide borrowing costs (including the effects of derivatives) for the three months ended March 31, 2005 averaged 4.30% compared to 3.62% for the same period in 2004. The increase in borrowing costs for the first quarter of 2005 as compared to the same period in 2004 is reflective of an increase in market interest rates since the first quarter of 2004, as well as higher unsecured credit spreads, reflecting the Company’s overall lower credit ratings (refer to the Credit Ratings section of this MD&A

Management’s Discussion and Analysis

General Motors Acceptance Corporation

for further information). This challenging environment has caused the Company to continue to reach beyond traditional unsecured debt sources and focus on expanding and developing a diversified funding base. In addition to the public markets for secured and unsecured debt, GMAC continues to access targeted retail products, including certificates of deposits through its banking activities, as well as expanding the sources of asset-backed funding to include bank conduits, whole loan sales, non-traditional securitizations, and various mortgage funding initiatives. Most recently, in May 2005, GMAC announced the restructuring of the residential mortgage operations through the capitalization of Residential Capital Corporation (ResCap). ResCap is seeking to achieve and maintain a stand-alone credit rating in order to provide additional operational and financial flexibility and to enhance the liquidity of the residential mortgage operations. Refer to the Funding and Liquidity section of the MD&A in the Company’s 2005 Annual Report on Form 10-K for further discussion of GMAC’s funding sources and strategy. Management expects that based on the Company’s current financial position, its funding strategy and diversified funding sources will continue to provide sufficient access to the capital markets to meet the Company’s ongoing funding needs.

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

     Off-balance Sheet Activities

Off-balance Sheet Arrangements

The Company uses off-balance sheet entities as an integral part of its operating and funding activities. For further discussion of GMAC’s use of off-balance sheet entities, refer to the Off-balance Sheet Arrangements section in the Company’s 2005 Annual Report on Form 10-K.

Management’s Discussion and Analysis

General Motors Acceptance Corporation

The following table summarizes assets carried off-balance sheet in these entities.

	March 31,	December 31,
(in billions)	2005	2004
Securitization (a)
Retail finance receivables	$4.8	$5.6
Wholesale loans	24.5	21.3
Mortgage loans	73.1	70.9
Collateralized debt obligations (b)	3.4	3.3
Tax-exempt related securities	1.1	1.1

Total securitization	106.9	102.2
Other off-balance sheet activities
Mortgage warehouse	0.4	0.3
Other mortgage	3.5	3.5

Total off-balance sheet activities	$110.8	$106.0

(a)	Includes only securitizations accounted for as sales under SFAS 140, as further described in Note 8 to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K.

(b)	Includes securitization of mortgage-backed securities, some of which are backed by securitized mortgage loans as reflected in the above table.

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

Controls and Procedures

General Motors Acceptance Corporation
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Act of 1934) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.
GMAC’s management with the participation of GMAC’s Chairman (Principal Executive Officer) and GMAC’s Executive Vice President and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of GMAC’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules l3a-15(e) or 15d-15(e)) as of March 31, 2005. Based on that evaluation, GMAC’s Chairman and Chief Financial Officer concluded that, as of that date, GMAC’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or l5d-15, were effective at the reasonable assurance level. These controls have been reevaluated and GMAC’s management, led by its Chairman and its Chief Financial Officer, concluded that GMAC’s disclosure controls and procedures were not effective at the reasonable assurance level as of that date because of the identification of the material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Management identified the following material weakness in its assessment as of December 31, 2005.
The Company did not sufficiently design and maintain effective controls over the preparation, review, presentation and disclosure of the amounts included in the Company’s Condensed Consolidated Statement of Cash Flows, which resulted in misstatements therein. Specifically, cash outflows related to certain mortgage loan originations and purchases were not appropriately classified as either operating cash flows or investing cash flows consistent with the Company’s original designation as loans held for sale or loans held for investment. In addition, proceeds from sales and repayments related to certain mortgage loans, which initially were classified as mortgage loans held for investment and subsequently transferred to mortgage loans held for sale, were reported as operating cash flows instead of investing cash flows in the Condensed Consolidated Statement of Cash Flows, as required by Statement of Financial Accounting Standards No. 102 Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. Finally, certain non-cash proceeds and transfers were not appropriately presented in the Condensed Consolidated Statement of Cash Flows.
These matters impacted the Condensed Consolidated Statement of Cash Flows for the years ended December 31, 2004 and 2003 and the three, six and nine month periods included in the Company’s quarterly reports on Form 10-Q for the quarterly periods ended March 31, June 30, and September 30, 2005 and 2004, respectively. As also described in Note 1 to the Condensed Consolidated Financial Statements, the Company has restated its cash flows for all of these impacted periods.
The restatement of this information does not change total cash and cash equivalents reflected in the previously reported Condensed Consolidated Statement of Cash Flows. Furthermore, the restatement has no effect on the Company’s Condensed Consolidated Statement of Income, Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Changes in Stockholder’s Equity for any period during 2005 and 2004. However, existing controls over the preparation, review, presentation and disclosure of the Company’s Condensed Consolidated Statement of Cash Flows were not sufficiently designed or operating effectively to prevent or detect a material misstatement which resulted in the restatements of the Condensed Consolidated Statement of Cash Flows. Accordingly, management determined that this control deficiency constitutes a material weakness.
In order to address this material weakness in internal control over financial reporting, management is in the process of remediating this material weakness through the design and implementation of enhanced controls to aid in the correct preparation, review, presentation and disclosures of the Company’s Consolidated Statement of Cash Flows. Management will monitor, evaluate and test the operating effectiveness of these controls.
Other than indicated above, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended March 31, 2005, that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Inherent Limitations
Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Signatures

General Motors Acceptance Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 28th day of March, 2006.

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