Form 10-Q/A
period 2005-06-30
GENERAL MOTORS ACCEPTANCE CORP
filed 2006-03-28
CIK 40729

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

Large accelerated filer [ ]    Accelerated filer [ ]    Non-accelerated filer [X]

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

Index
General Motors Acceptance Corporation

Explanatory Note

General Motors Acceptance Corporation (the “Company”) hereby amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the Securities and Exchange Commission on August 8, 2005. This amendment on Form 10-Q/A restates the Company’s Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005 and 2004 to correct the classification of certain amounts as more fully discussed in Note 1 to the accompanying Condensed Consolidated Financial Statements. In addition, the Company has amended Item 4, Controls and Procedures, to update the disclosure regarding disclosure controls and procedures and internal control over financial reporting.

All of the information in this Form 10-Q/A is as of August 8, 2005, the filing date of the original report on Form 10-Q and does not reflect events occurring since this date. However, all prior references to the 2004 Annual Report on Form 10-K, in the original report on Form 10-Q, have been modified in this report to reference the Company’s most recent information which is filed in its 2005 Annual Report on Form 10-K.

Except for the matters discussed above, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

		Page

Part I — Financial Information

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Statement of Income for the Second Quarter and Six Months Ended June 30, 2005 and 2004 (as restated)	3

	Condensed Consolidated Balance Sheet as of June 30, 2005 and December 31, 2004	4

	Condensed Consolidated Statement of Changes in Stockholder's Equity for the Six Months Ended June 30, 2005 and 2004 (as restated)	5

	Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2005 (as restated) and 2004 (as restated)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4.	Controls and Procedures	38

Part II — Other Information

Item 1.	Legal Proceedings	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	*

Item 5.	Other Information	39

Item 6.	Exhibits	39

Signatures		40

Index of Exhibits		41
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

Condensed Consolidated Statement of Changes in Stockholder’s Equity (unaudited)
General Motors Acceptance Corporation

		(As restated
		See Note 1)
Six months ended June 30, (in millions)	2005	2004
Common stock and paid-in capital
Balance at beginning of year	$5,760	$5,641
Increase in paid-in capital	—	129

Balance at June 30,	5,760	5,770

Retained earnings
Balance at beginning of year	15,491	14,078
Net income	1,544	1,610
Dividends paid	(1,000)	—

Balance at June 30,	16,035	15,688

Accumulated other comprehensive income
Balance at beginning of year	1,166	517
Other comprehensive (loss) income	(354)	108

Balance at June 30,	812	625

Total stockholder’s equity
Balance at beginning of year	22,417	20,236
Increase in paid-in capital	—	129
Net income	1,544	1,610
Dividends paid	(1,000)	—
Other comprehensive (loss) income	(354)	108

Total stockholder’s equity at June 30,	$22,607	$22,083

Comprehensive income
Net income	$1,544	$1,610
Other comprehensive (loss) income	(354)	108

Comprehensive income	$1,190	$1,718

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
General Motors Acceptance Corporation

	(As restated	(As restated
	See Note 1)	See Note 1)
Six months ended June 30, (in millions)	2005	2004
Operating activities
Net cash (used in) provided by operating activities	($4,226)	$4,573

Investing activities
Purchases of available for sale securities	(10,514)	(5,523)
Proceeds from sales of available for sale securities	2,614	1,668
Proceeds from maturities of available for sale securities	4,509	3,771
Net maturities (purchases) of held to maturity securities	1	(3)
Net increase in finance receivables and loans	(43,950)	(66,163)
Proceeds from sales of finance receivables and loans	63,205	51,172
Purchases of operating lease assets	(8,378)	(7,118)
Disposals of operating lease assets	3,156	4,030
Change in notes receivable from General Motors	549	(478)
Purchases of mortgage servicing rights, net	(185)	(176)
Acquisitions of subsidiaries, net of cash acquired	—	21
Other, net (a)	(1,535)	976

Net cash provided by (used in) investing activities	9,472	(17,823)

Financing activities
Net change in short-term debt	(9,022)	3,055
Proceeds from issuance of long-term debt	30,415	37,028
Repayments of long-term debt	(32,124)	(30,931)
Other financing activities	3,619	2,805
Dividends paid	(1,000)	—

Net cash (used in) provided by financing activities	(8,112)	11,957

Effect of exchange rate changes on cash and cash equivalents	(129)	(72)

Net decrease in cash and cash equivalents	(2,995)	(1,365)
Cash and cash equivalents at beginning of year	22,718	17,976

Cash and cash equivalents at June 30,	$19,723	$16,611

(a)	Includes $778 and $880 for the six months ended June 30, 2005 and 2004, respectively, related to securities lending transactions where cash collateral is received and a corresponding liability is recorded, both of which are presented in investing activities.

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

Subsequent to the issuance of the Company’s Condensed Consolidated Financial Statements as of and for the six months ended June 30, 2005, the Company discovered that cash outflows related to certain mortgage loan originations and purchases were not appropriately classified as either operating cash flows or investing cash flows consistent with the original designation as loans held for sale or loans held for investment. In addition, proceeds from sales and repayments related to certain mortgage loans, which initially were classified as mortgage loans held for investment and subsequently transferred to mortgage loans held for sale, were reported as operating cash flows instead of investing cash flows in the Condensed Consolidated Statement of Cash Flows, as required by Statement of Financial Accounting Standards No. 102 Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. Finally, certain non-cash proceeds and transfers were not appropriately presented in the condensed consolidated statements of cash flows.
The Company has restated its condensed consolidated statements of cash flows for these amounts. The restatement of this information does not change total cash and cash equivalents. Furthermore, the restatement has no effect on the Company’s Condensed Consolidated Statement of Income, Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Changes in Stockholder’s Equity. The effect of the restatement on the Company’s previously reported Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005 and 2004 is as follows:

	Six months ended	Six months ended
($ in millions)	June 30, 2005	June 30, 2004

Net cash provided by (used in) operating activities:
As previously reported	$44	$5,414
As restated	(4,226)	4,573

Net cash provided by (used in) investing activities:
As previously reported	$5,202	($18,664)
As restated	9,472	(17,823)

Net cash (used in) provided by financing activities:
As previously reported	$(8,112)	$11,957
As restated	(8,112)	11,957

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
GMAC’s management with the participation of GMAC’s Chairman (Principal Executive Officer) and GMAC’s Executive Vice President and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of GMAC’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules l3a-15(e) or 15d-15(e)) as of June 30, 2005. Based on that evaluation, GMAC’s Chairman and Chief Financial Officer concluded that, as of that date, GMAC’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or l5d-15, were effective at the reasonable assurance level. These controls have been reevaluated and GMAC’s management, led by its Chairman and its Chief Financial Officer, concluded that GMAC’s disclosure controls and procedures were not effective at the reasonable assurance level as of that date because of the identification of the material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.
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
The restatements of this information does not change total cash and cash equivalents reflected in the previously reported Consolidated Statement of Cash Flows. Furthermore, the restatement has no effect on the Company’s Condensed Consolidated Statement of Income, Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Changes in Stockholder’s Equity for any period during 2005 and 2004. However, existing controls over the preparation, review, presentation and disclosure of the Company’s Condensed Consolidated Statement of Cash Flows were not sufficiently designed or operating effectively to prevent or detect a material misstatement which resulted in the restatements of the Condensed Consolidated Statement of Cash Flows. Accordingly, management determined this control deficiency constitutes a material weakness.
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
Other than indicated above, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended June 30, 2005, that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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