Form 10-Q/A
period 2005-09-30
GENERAL MOTORS ACCEPTANCE CORP
filed 2006-03-28
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q/A

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

INDEX
General Motors Acceptance Corporation

Explanatory Note
General Motors Acceptance Corporation (the “Company”) hereby amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 9, 2005. This amendment on Form 10-Q/A restates the Company’s Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 and 2004 to correct the classification of certain amounts as more fully discussed in Note 1 to the accompanying Condensed Consolidated Financial Statements. In addition, the Company has amended Item 4, Controls and Procedures, to update the disclosure regarding disclosure controls and procedures and internal control over financial reporting.
All of the information in this Form 10-Q/A is as of November 9, 2005, the filing date of the original report on Form 10-Q and does not reflect events occurring since this date. However, all prior references to the 2004 Annual Report on Form 10-K, in the original report on Form 10-Q, have been modified in this report to reference the Company's most recent information which is filed in its 2005 Annual Report on Form 10-K.
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
General Motors Acceptance Corporation

		(As restated
		See Note 1)
Nine months ended September 30, (in millions)	2005	2004

Common stock and paid-in capital
Balance at beginning of year	$5,760	$5,641
Increase in paid-in capital	—	129

Balance at September 30,	5,760	5,770

Retained earnings
Balance at beginning of year	15,491	14,078
Net income	2,219	2,230
Dividends paid	(1,500)	—

Balance at September 30,	16,210	16,308

Accumulated other comprehensive income
Balance at beginning of year	1,166	517
Other comprehensive (loss) income	(309)	97

Balance at September 30,	857	614

Total stockholder’s equity
Balance at beginning of year	22,417	20,236
Increase in paid-in capital	—	129
Net income	2,219	2,230
Dividends paid	(1,500)	—
Other comprehensive (loss) income	(309)	97

Total stockholder’s equity at September 30,	$22,827	$22,692

Comprehensive income
Net income	$2,219	$2,230
Other comprehensive (loss) income	(309)	97

Comprehensive income	$1,910	$2,327

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
General Motors Acceptance Corporation

	(As restated	(As restated
	See Note 1)	See Note 1)
Nine months ended September 30, (in millions)	2005 (a)	2004

Operating activities
Net cash (used in) provided by operating activities	($10,895)	$5,438

Investing activities
Purchases of available for sale securities	(14,100)	(7,602)
Proceeds from sales of available for sale securities	3,899	2,338
Proceeds from maturities of available for sale securities	6,800	4,819
Net maturities of held to maturity securities	42	3
Net increase in finance receivables and loans	(68,483)	(91,196)
Proceeds from sales of finance receivables and loans	95,596	79,430
Purchases of operating lease assets	(12,372)	(10,521)
Disposals of operating lease assets	4,846	5,942
Change in notes receivable from General Motors	(435)	(1,280)
Purchases of mortgage servicing rights, net	(100)	(276)
Acquisitions of subsidiaries, net of cash acquired	—	9
Other, net (b)	(838)	575

Net cash provided by (used in) investing activities	14,855	(17,759)

Financing activities
Net change in short-term debt	(6,572)	3,065
Proceeds from issuance of long-term debt	49,097	56,659
Repayments of long-term debt	(50,813)	(44,750)
Other financing activities	5,020	3,763
Dividends paid	(1,500)	—

Net cash (used in) provided by financing activities	(4,768)	18,737

Effect of exchange rate changes on cash and cash equivalents	(84)	25

Net decrease in cash and cash equivalents	(892)	6,441
Cash and cash equivalents at beginning of year	22,718	17,976

Cash and cash equivalents at September 30	$21,826	$24,417

(a)	Includes $509 of cash and cash equivalents classified as reporting segment held for sale as described in Note 1 of the Condensed Consolidated Financial Statements.

(b)	Includes $767 and $754 for the nine months ended September 30, 2005 and 2004, respectively, related to securities lending transactions where cash collateral is received and a corresponding liability is recorded, both of which are presented in investing activities.
The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

1	Basis of Presentation
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

Restatements of Condensed Consolidated Financial Statements
GMAC’s quarterly information for the third quarter and nine months ended September 30, 2004 has been restated from previously reported results to adjust for certain amounts that were recognized in the incorrect 2004 quarterly period. These adjustments did not impact GMAC’s 2004 annual results, financial condition as of December 31, 2004 or cash flows for the year ended December 31, 2004 (see 2005 Annual Report on Form 10-K for restated 2004 Consolidated Statement of Cash Flows and also see restated cash flow information elsewhere in this Note), nor were the adjustments individually material to GMAC’s quarterly Consolidated Financial Statements. Most of the adjustments related to items detected and recorded in the fourth quarter of 2004 at GMAC’s residential mortgage businesses (GMAC Residential and GMAC-RFC) that related to earlier 2004 quarters. More specifically, certain of the

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation
adjustments were identified and corrected through internal control remediation that occurred in connection with GMAC’s Corporate Sarbanes-Oxley Section 404 program. The most significant of these adjustments involved the valuation of certain interests in securitized assets, accounting for deferred income taxes related to certain secured financing transactions and the income statement effects of consolidating certain mortgage transfers previously recognized as sales. The effects of the restatements are as follows:

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
Subsequent to the issuance of the Company’s Condensed Consolidated Financial Statements as of and for the nine months ended September 30, 2005, the Company discovered that cash outflows related to certain mortgage loan originations and purchases were not appropriately classified as either operating cash flows or investing cash flows consistent with the original designation as loans held for sale or loans held for investment. In addition, proceeds from sales and repayments related to certain mortgage loans, which initially were classified as mortgage loans held for investment and subsequently transferred to mortgage loans held for sale, were reported as operating cash flows instead of investing cash flows in the Condensed Consolidated Statement of Cash Flows, as required by Statement of Financial Accounting Standards No. 102 Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. Finally, certain non-cash proceeds and transfers were not appropriately presented in the Condensed Consolidated Statement of Cash Flows.
The Company has restated its Condensed Consolidated Statement of Cash Flows for these amounts. The restatement of this information does not change total cash and cash equivalents. Furthermore, the restatement has no effect on the Company’s Condensed Consolidated Statement of Income, Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Changes in Stockholder’s Equity. The effect of the restatement on the Company’s previously reported Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 and 2004 is as follows:

	Nine Months Ended	Nine Months Ended
(in millions)	September 30, 2005	September 30, 2004

Net cash (used in) provided by operating activities:
As previously reported	($220)	$8,039
As restated	(10,895)	5,438

Net cash provided by (used in) investing activities:
As previously reported	$4,180	($20,360)
As restated	14,855	(17,759)

Net cash (used in) provided by financing activities:
As previously reported	($4,768)	$18,737
As restated	(4,768)	18,737

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
Period ended September 30
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

Financing Operations
GMAC’s Financing operations offer a wide range of financial services and products (directly and indirectly) to retail automotive consumers, automotive dealerships and other commercial businesses. The Company’s Finance operations comprise two separate reporting segments — North American Automotive Finance Operations and International Automotive Finance Operations and one operating segment — Commercial Finance Group. The products and services offered by GMAC’s Financing operations include the purchase of retail installment sales contracts and leases, extension of term loans, dealer floor plan financing and other lines of credit, fleet leasing and factoring of receivables. Refer to of the Company’s 2005 Annual Report on Form 10-K for further discussion of the business profile of GMAC’s Financing operations.
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

	Third Quarter				Nine Months
Period ended September 30,
($ in millions)	2005	2004	Change	%	2005	2004	Change	%

Revenue
Total financing revenue	$192	$98	$94	96	$503	$326	$177	54
Interest and discount expense	(158)	(96)	(62)	(65)	(420)	(280)	(140)	(50)
Provision for credit losses	(12)	2	(14)	(700)	(32)	(5)	(27)	(540)

Net financing revenue	22	4	18	450	51	41	10	24
Mortgage servicing fees	51	47	4	9	151	145	6	4
MSR amortization and impairment	(26)	(24)	(2)	(8)	(79)	(72)	(7)	(10)

Net loan servicing income	25	23	2	9	72	73	(1)	(1)
Gains on sale of loans	53	84	(31)	(37)	104	155	(51)	(33)
Other income	341	210	131	62	770	566	204	36
Noninterest expense	(255)	(242)	(13)	(5)	(673)	(644)	(29)	(5)
Income tax expense	(58)	(19)	(39)	(205)	(95)	(56)	(39)	(70)

Net income	$128	$60	$68	113	$229	$135	$94	70

Investment securities	$2,217	$1,881	$336	18
Loans held for sale	8,448	7,857	591	8
Loans held for investment, net	3,382	872	2,510	288
Mortgage servicing rights, net	603	516	87	17
Other assets	4,098	3,259	839	26

Total assets	$18,748	$14,385	$4,363	30

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
GMAC’s management with the participation of GMAC’s Chairman (Principal Executive Officer) and GMAC’s Executive Vice President and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of GMAC’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of September 30, 2005. Based on that evaluation, GMAC’s Chairman and Chief Financial Officer concluded that, as of that date, GMAC’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective at the reasonable assurance level. These controls have been reevaluated and GMAC’s management, led by its Chairman and its Chief Financial Officer, concluded that GMAC’s disclosure controls and procedures were not effective at the reasonable assurance level as of that date because of the identification of the material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.
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
These matters impacted the Condensed Consolidated Statement of Cash Flows for the years ended December 31, 2004 and 2003 and the three, six and nine month periods included in the Company’s quarterly reports on Form 10-Q for the quarterly periods ended March 31, June 30, and September 30, 2005 and 2004, respectively. As is described in Note 1 to the Condensed Consolidated Financial Statements, the Company has restated its statement of cash flows for all of these impacted periods.
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
Changes in Internal Control over Financial Reporting
In July 2005, the Company implemented a new general ledger system for two of GMAC’s segments — GMAC’s North American Operations and Insurance Operations — in a single instance. Management has assessed the internal controls over the key processes affected by the system change, and concluded that the Company has maintained adequate internal control over these key processes. Other than indicated above, there were no other changes in the Company’s internal controls over (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended September 30, 2005 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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