Form 10-K
period 2005-12-31
GENERAL MOTORS ACCEPTANCE CORP
filed 2006-03-28
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission file number: 1-3754
GENERAL MOTORS ACCEPTANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-0572512 (I.R.S. Employer Identification No.)
200 Renaissance Center
P.O. Box 200 Detroit, Michigan
48265-2000
(Address of principal executive offices)
(Zip Code)
(313) 556-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act (all on the New York Stock Exchange):

Title of each class

6 1/8 % Notes due January 22, 2008	7.30% Public Income NotES (PINES) due March 9, 2031
8 7/8 % Notes due June 1, 2010	7.35% Notes due August 8, 2032
6.00% Debentures due April 1, 2011	7.25% Notes due February 7, 2033
10.00% Deferred Interest Debentures due December 1, 2012	7.375% Notes due December 16, 2044
10.30% Deferred Interest Debentures due June 15, 2015
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]
As of March 24, 2006, there were outstanding 10 shares of the issuer’s $.10 par value common stock. No stock of the registrant is held by non-affiliates of the registrant.
Documents incorporated by reference. None.
Reduced Disclosure Format
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Contents
Part I
Part II
Part III
Part IV
Computation of Ratio of Earnings to Fixed Charges
Consent of Independent Registered Public Accounting Firm
Section 302 Certification of Principal Executive Officer
Section 302 Certification of Principal Financial Officer
Section 906 Certification of Principal Executive Officer and Principal Financial Officer

INDEX
General Motors Acceptance Corporation

		Page

Part I
Item 1.	Business	1
Item 1A.	Risk Factors	1
Item 1B.	Unresolved Staff Comments	9
Item 2.	Properties	9
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	*

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	11
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 8.	Financial Statements and Supplementary Data	11
	Statement of Responsibility for Preparation of Financial Statements	65
	Management’s Report on Internal Control over Financial Reporting	66
	Reports of Independent Registered Public Accounting Firm	68
	Consolidated Statement of Income	70
	Consolidated Balance Sheet	71
	Consolidated Statement of Changes in Stockholder’s Equity	72
	Consolidated Statement of Cash Flows	73
	Notes to Consolidated Financial Statements	74
	Supplementary Financial Data	117
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	11
Item 9A.	Controls and Procedures	11
Item 9B.	Other Information	12

Part III
Item 10.	Directors and Executive Officers of the Registrant	*
Item 11.	Executive Compensation	*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	*
Item 13.	Certain Relationships and Related Transactions	*
Item 14.	Principal Accountant Fees and Services	12

Part IV
Item 15.	Exhibits, Financial Statement Schedules	13
Signatures		14
Index of Exhibits		15

*	Item is omitted pursuant to the Reduced Disclosure Format, as set forth on the cover page of this filing.

Contents
General Motors Acceptance Corporation
Part I
Item 1. Business
Overview
General Motors Acceptance Corporation (referred to herein as GMAC, we, our or us), a direct wholly owned subsidiary of General Motors Corporation (General Motors or GM), was incorporated in 1997 under the Delaware General Corporation Law. On January 1, 1998, we merged with our predecessor, which was originally incorporated under New York banking law in 1919. We operate directly and through our subsidiaries and affiliates in which we or GM have equity investments.
Our global activities include Financing, Mortgage and Insurance operations:

•	Financing — We offer a wide variety of automotive financial services to and through General Motors and other automobile dealerships and to the customers of those dealerships. We also provide commercial financing and factoring services to businesses in other industries (e.g., manufacturing and apparel).

•	Mortgage — We originate, purchase, service, sell and securitize residential and commercial mortgage loans and mortgage related products.

•	Insurance — We insure and reinsure automobile service contracts, personal automobile insurance coverages (ranging from preferred to non-standard risk) and selected commercial insurance coverages.
Certain Regulatory Matters
We are subject to various regulatory, financial and other requirements of the jurisdictions in which our subsidiaries operate. Following is a description of some of the primary regulations that affect our business.
International Banks and Finance Companies
Certain of our foreign subsidiaries operate either as banks or regulated finance companies in the local markets in which they operate and are subject to regulatory restrictions. These regulatory restrictions, among other things, require that these subsidiaries meet certain minimum capital requirements and may restrict dividend distributions and the ownership of certain assets. As of the date of this Form 10-K, compliance with these various regulations has not had a material adverse effect on our consolidated financial condition, results of operations or cash flows. Total assets in these entities were approximately $12.9 billion and $13.3 billion as of December 31, 2005 and 2004, respectively.
Depository Institutions
We also have certain mortgage and financing subsidiaries that operate as depository institutions in the United States. These subsidiaries are subject to minimum aggregate capital requirements. Furthermore, other subsidiaries are required to maintain regulatory capital requirements under agreements with Freddie Mac, Fannie Mae, Ginnie Mae, the Department of Housing and Urban Development, the Utah State Department of Financial Institutions and the Federal Deposit Insurance Corporation. Assets in these depository institutions totaled $16.9 billion and $7.5 billion at December 31, 2005 and 2004, respectively.
Insurance Companies
Our Insurance operations are subject to certain minimum aggregated capital requirements, restricted net assets and dividend restrictions under applicable state insurance laws and the rules and regulations promulgated by the Financial Services Authority in England, the Office of the Superintendent of Financial Institution of Canada, the National Insurance and Bonding Commission of Mexico and the National Association of Securities Dealers. Under the various state insurance regulations, dividend distributions may be made only from statutory unassigned surplus, and the state regulatory authorities must approve such distributions if they exceed certain statutory limitations.
Other
We had 33,900 and 33,700 employees worldwide as of December 31, 2005 and 2004, respectively. A description of our lines of business, along with the products and services offered and the market competition is contained in the individual business operations sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, which begins on page 18.
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (and amendments to such reports) are available on our internet website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the United States Securities and Exchange Commission (SEC). These reports are available at www.gmacfs.com, under United States, About GMAC, Investor Relations, GMAC Financial Statements and SEC Filings. These reports can also be found on the SEC’s website located at www.sec.gov.
Item 1A. Risk Factors
Because of the following factors, as well as other factors affecting our operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
Risks Related to Our Business
We have recently experienced a series of credit rating actions, resulting in the downgrade of our credit ratings to historically low levels. Any further reduction of our credit ratings or failure to restore our credit ratings to

Contents
General Motors Acceptance Corporation
higher levels could have a material adverse effect on our business.
Substantially all of our unsecured debt has been rated by four nationally recognized statistical rating organizations. Concerns over the competitive and financial strength of our parent company, General Motors, including whether it will experience a labor interruption and how it will fund its health care liabilities, have resulted in us experiencing a series of credit rating actions on our unsecured debt concurrent with a series of credit actions that downgraded the credit rating on GM’s debt, which commenced late in 2001. As a result, our unsecured borrowing spreads have widened significantly over the past several years, substantially reducing our access to the unsecured debt markets and impacting our overall cost of borrowing.
On May 5, 2005, Standard & Poor’s downgraded our senior debt to non-investment grade (to BB, from BBB-) while also downgrading our commercial paper rating to B-1, from A-3. On May 24, 2005, Fitch downgraded our senior debt to non-investment grade (to BB+, from BBB-) while also downgrading our commercial paper rating to B, from F3. Subsequently, on September 26, 2005, Fitch downgraded our senior unsecured debt rating to BB from BB+ and affirmed our commercial paper B rating. While maintaining an investment grade on our senior debt on August 2, 2005, DBRS downgraded our long-term debt to BBB (low) from BBB and our short-term rating was downgraded to R-2 (low) from R-2 (middle). On August 24, 2005, Moody’s downgraded our senior debt ratings to non-investment grade (to Ba1 from Baa2), while reducing our short term ratings to Not-Prime from Prime-2. On October 3, 2005, Standard & Poor’s placed our ratings on CreditWatch with negative implications. Subsequently, on October 10, 2005, Standard & Poor’s affirmed the CreditWatch for our ratings but changed the implications from negative to developing, which means that our ratings could be raised or lowered. Standard & Poor’s affirmed this status on October 17, 2005. On October 10, 2005, Moody’s placed our senior unsecured ratings under review for a possible downgrade. On October 17, 2005, Moody’s changed our review status to direction uncertain for our senior unsecured ratings and under review for a possible upgrade for our short-term rating. On January 26, 2006, Moody’s confirmed our rating. On March 16, 2006, Moody’s placed our senior unsecured ratings under review for a possible downgrade following GM’s announcement that it would delay filing its annual report on Form 10-K with the SEC. On October 11, 2005, DBRS placed our ratings under review with developing implications and on December 16, 2005, DBRS affirmed this status. On October 17, 2005, Fitch placed our ratings on Rating Watch Evolving.
Further downgrades of our credit ratings would increase borrowing costs and further constrain our access to unsecured debt markets, including capital markets for retail debt, and, as a result, would negatively affect our business. In addition, further downgrades of our credit ratings could increase the possibility of additional terms and conditions being added to any new or replacement financing arrangements as well as impact elements of certain existing secured borrowing arrangements.
Our business requires substantial capital, and if we are unable to maintain adequate financing sources, our profitability and financial condition will suffer and jeopardize our ability to continue operations.
Our liquidity and ongoing profitability are in large part dependent upon our timely access to capital and the costs associated with raising funds in different segments of the capital markets. Our primary sources of financing include public and private securitizations and whole loan sales. To a lesser extent, we also use institutional unsecured term debt, commercial paper and retail debt offerings. Reliance on any one source can change going forward.
We depend and will continue to depend on our ability to access diversified funding alternatives to meet future cash flow requirements and to continue to fund our operations. Negative credit events specific to us or our parent, General Motors, or other events affecting the overall debt markets have adversely impacted our funding sources, and continued or additional negative events could further adversely impact our funding sources, especially over the long term. As an example, an insolvency event for our parent would curtail our ability to utilize certain of our automotive wholesale loan securitization structures as a source of funding in the future. If we are unable to maintain adequate financing or if other sources of capital are not available, we could be forced to suspend, curtail or reduce certain aspects of our operations, which could harm our revenues, profitability, financial condition and business prospects.
Furthermore, we utilize asset and mortgage securitizations and sales as a critical component of our diversified funding strategy. Several factors could affect our ability to complete securitizations and sales, including conditions in the securities markets generally, conditions in the asset-backed or mortgage-backed securities markets, the credit quality and performance of our contracts and loans, our ability to service our contracts and loans and a decline in the ratings given to securities previously issued in our securitizations. Any of these factors could negatively affect the pricing of our securitizations and sales, resulting in lower proceeds from these activities.
Our indebtedness and other obligations are significant and could materially adversely affect our business.
We have a significant amount of indebtedness. As of December 31, 2005, we had $254.4 billion in principal amount of indebtedness outstanding. Interest and discount expense on our indebtedness constitute approximately 61% of our total revenues. In addition, under the terms of our current indebtedness, we have the ability to create additional unsecured indebtedness. If our debt payments increase, whether due to the increased cost of existing indebtedness or the incurrence of additional indebtedness, we may

Contents
General Motors Acceptance Corporation
be required to dedicate a significant portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, which would reduce the funds available for other purposes. Our indebtedness also could limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.
The profitability and financial condition of our operations are dependent upon the operations of our parent, General Motors.
A significant portion of our customers are customers of GM, GM dealers and GM related employees. As a result, various aspects of GM’s business, including changes in the production or sales of GM vehicles, the quality or resale value of GM vehicles, the use of GM marketing incentives and other factors impacting GM or its employees could significantly affect our profitability and financial condition.
We provide vehicle financing through purchases of retail automotive and lease contracts with retail customers of primarily General Motors dealers. We also finance the purchase of new and used vehicles by GM dealers through wholesale financing, extend other financing to GM dealers, provide fleet financing for GM dealers to buy vehicles that they rent or lease to others, provide wholesale vehicle inventory insurance to GM dealers, provide automotive extended service contracts through GM dealers and offer other services to GM dealers. In 2005, our share of GM retail sales and sales to dealers were 36% and 82%, respectively, in markets where GM operates. As a result, General Motors’ level of automobile production and sales directly impacts our financing and leasing volume, the premium revenue for wholesale vehicle inventory insurance, the volume of automotive extended service contracts and also directly impacts the profitability and financial condition of the GM dealers to whom we provide wholesale financing, term loans and fleet financing. In addition, the quality of GM vehicles affects our obligations under automotive extended service contracts relating to such vehicles. Further, the resale value of General Motors’ vehicles, which may be impacted by various factors relating to GM’s business such as brand image or the number of new GM vehicles produced, affects the remarketing proceeds we receive upon the sale of repossessed vehicles and off-lease vehicles at lease termination.
General Motors utilizes various rate, residual value and other financing incentives from time to time. The nature, timing and extent of GM’s use of incentives has a significant impact on our consumer automotive financing volume and our share of GM’s retail sales, which we refer to as our penetration level. For example, GM’s introduction of an employee discount marketing program in June 2005 had the impact of reducing our consumer automotive financing penetration levels during its existence. Although GM has benefited from an increase in sales, our consumer automotive financing penetration levels have decreased as such programs do not provide consumers with additional incentives to finance with us. In addition, in limited circumstances, General Motors has provided financial assistance and incentives to its franchised dealers through guarantees, agreements to repurchase inventory, equity investments and subsidies that assist dealers in making interest payments to financing sources. These financial assistance and incentive programs are provided at the option of General Motors and they may be terminated in whole or in part at any time. While the financial assistance and incentives do not relieve the dealers from their obligations to us or their other financing sources, if General Motors were to reduce or terminate any of their financial assistance and incentive programs, the timing and amount of payments from GM franchised dealers to us may be adversely affected.
Through our relationship with General Motors, we are able to market our residential mortgage and insurance products directly to GM’s current employees and retirees and their families, as well as to GM dealers and suppliers and their families. This group comprised 4.4% and 5.6% of our residential mortgage originations at December 31, 2005 and in 2004, respectively. Also, this group comprised 25% of the personal automobile insurance policyholders in our insurance operations during the same periods. Any factors affecting GM’s business that result in a reduction in the number of current GM employees, GM dealers or GM suppliers would affect our residential mortgage and insurance marketing opportunities and could reduce the volume of our mortgage originations and personal automobile insurance policies written.
We have substantial credit exposure to General Motors.
As a wholly owned subsidiary of General Motors, we have entered into various operating and financing arrangements with GM. As a result of these arrangements we have substantial credit exposure to GM. This exposure relates to various financing arrangements (including revolving lines of credit, term loans and lease arrangements on real property; refer to Note 19 to our Consolidated Financial Statements) where we provide funding to GM. As a marketing incentive GM may sponsor residual support programs as a way to lower customer’s monthly payments. Under residual support programs the contractual residual value is adjusted above GMAC’s standard residual rates. To the extent that remarketing sales proceeds are less than the contractual residual value we have credit exposure to GM as they would be obligated to pay us under the residual support programs. Based on the December 31, 2005 outstanding U.S. operating lease portfolio, the amount that we would expect to be paid by GM under these lease residual support programs would be $2.5 billion. These projections would be paid over the remaining life of the lease portfolio (on average approximately 2 years) and are based on the expected remarketing performance of the vehicles. The maximum amount that could be paid under the residual support programs is approximately $4.4 billion and would only be paid in the unlikely event that the proceeds from all outstanding lease vehicles would be lower than both the contractual residual value and GMAC’s standard residual rates. Additionally, under certain pull ahead programs sponsored by GM, in which consumers are encouraged

Contents
General Motors Acceptance Corporation
to terminate leases early in conjunction with the purchase or lease of a new GM vehicle, GM compensates us for the foregone revenue from any lease payment obligations waived in connection with the program.
Historically GM has made all payments related to such programs and arrangements on a timely basis. However, if GM is unable to pay, fails to pay or is delayed in paying these amounts, our profitability, financial condition and cash flow could be adversely affected.
On October 8, 2005, Delphi, GM’s largest supplier, filed a petition for Chapter 11 proceedings under the United States Bankruptcy Code. In connection with the split-off of Delphi from GM in 1999, GM entered into contracts with certain unions to provide contingent benefit guarantees for limited pension and post retirement health care and life insurance benefits to certain former GM employees who transferred to Delphi in connection with the split-off. GM is contractually responsible for such payments to the extent Delphi fails to pay these benefits at required levels. Furthermore, there can be no assurance that GM will be able to recover the full amount of any benefit guarantee payments as required by an indemnification arrangement between GM and Delphi, and any payment by Delphi may be significantly limited. Also, Delphi has significant financial obligations to GM. As a result of Delphi’s restructuring, Delphi’s obligation may be substantially compromised, which could have an adverse impact on GM.
The challenges faced by Delphi during its restructuring process could create operating and financial risks for GM. GM might be adversely affected by any disruption in the supply of automotive systems, components and parts which could potentially force the suspension of production at GM assembly facilities. Additionally, as a result of Delphi’s pursuit of a restructuring plan, there is the risk that negotiations could result in labor disruptions at Delphi. A material financial impact on GM resulting from obligations under the contingent benefit guarantees or because of labor disruptions at Delphi could adversely affect GM’s ability to pay amounts owed to us.
As a wholly owned subsidiary of GM, we are jointly and severally responsible with GM and its other subsidiaries for funding obligations under GM’s and its subsidiaries’ qualified U.S. defined benefit pension plans. Our financial condition and our ability to repay unsecured debt could be impaired if we were required to pay significant funding obligations for the GM plans.
Pursuant to the Employee Retirement Income Security Act of 1974, or ERISA, members of the GM control group — of which we are a member — are jointly and severally liable to the Pension Benefit Guaranty Corporation (PBGC) for certain GM IRS-qualified U.S. defined benefit pension plan liabilities and to any trustee appointed if one or more of these pension plans were to be terminated by PBGC in a distress termination. The liabilities with respect to a terminated plan would be limited to the liabilities of the plan on a termination date, if and to the extent that any liabilities of the terminated plan would be (i) the liability for certain contributions if missed and (ii) the liabilities of the plan on a termination date, if and to the extent not covered by the assets of the plan.
In 2003 and 2004, GM and its subsidiaries contributed a total of $18.7 billion to their IRS-qualified defined benefit pension plans in part to fund certain subsidiary ERISA minimum contribution requirements. In 2005, GM contributed $0.1 billion to its IRS-qualified U.S. defined benefit plans and is not expected to be required to make a material contribution to those plans in 2006.
GM’s future funding obligations for its IRS-qualified U.S. defined benefit pension plans depend upon, among other things, changes in the level of benefits provided for by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine minimum ERISA funding levels, actuarial assumptions and experience, and any changes in government laws and regulations. If GM is legally required to make minimum contributions to those plans in the future, those contributions could be significant. In addition, if GM or PBGC were to terminate any of the plans there would likely be considerable excess liabilities not covered by the assets of the plans. As a member of the GM controlled group, GMAC is jointly and severally liable to pay any plan deficiencies and could have a lien placed on its assets by the PBGC to collateralize this liability, not exceeding 30% of the collective net worth of the GM controlled group. Our financial condition and ability to repay unsecured debt could be materially adversely affected to the extent we are required to pay some or all of these obligations.
We are exposed to credit risk which could affect our profitability and financial condition.
We are subject to credit risk resulting from defaults in payment or performance by customers for our contracts and loans as well as contracts and loans that are securitized and in which we retain a residual interest. There can be no assurances that our monitoring of our credit risk as it impacts the value of these assets and our efforts to mitigate credit risk through our risk-based pricing, appropriate underwriting policies and loss mitigation strategies are or will be sufficient to prevent an adverse effect on our profitability and financial condition. As part of the underwriting process, we rely heavily upon information supplied by third parties. If any of this information is intentionally or negligently misrepresented and the misrepresentation is not detected prior to completing the transaction, the credit risk associated with the transaction may be increased.

Contents
General Motors Acceptance Corporation
Our earnings may decrease because of increases or decreases in interest rates.
Our profitability is directly affected by changes in interest rates. The following are some of the risks we face relating to an increase in interest rates:

•	Rising interest rates will increase our cost of funds.

•	Rising interest rates may reduce our consumer automotive financing volume by influencing consumers to pay cash for, as opposed to financing, vehicle purchases.

•	Rising interest rates generally reduce our residential mortgage loan production as borrowers become less likely to refinance and the costs associated with acquiring a new home becomes more expensive.

•	Rising interest rates will generally reduce the value of mortgage and automotive financing loans and contracts and retained interests and fixed income securities held in our investment portfolio.
We are also subject to risks from decreasing interest rates. For example, a significant decrease in interest rates could increase the rate at which mortgages are prepaid, which could require us to write down the value of our retained interests. Moreover, if prepayments are greater than expected, the cash we receive over the life of our mortgage loans held for investment and our retained interests would be reduced. Higher-than-expected prepayments could also reduce the value of our mortgage servicing rights and, to the extent the borrower does not refinance with us, the size of our servicing portfolio. Therefore, any such changes in interest rates could harm our revenues, profitability, and financial condition.
Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates and could affect our profitability and financial condition.
We employ various economic hedging strategies to mitigate the interest rate and prepayment risk inherent in many of our assets. Our hedging strategies rely on assumptions and projections regarding our assets, liabilities and general market factors. If these assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates or prepayment speeds, we may incur losses that could adversely affect our profitability and financial condition.
Our residential mortgage subsidiary’s ability to pay dividends and to prepay subordinated debt obligations to us is restricted by contractual arrangements.
On June 24, 2005, we entered into an operating agreement with GM and Residential Capital Corporation (ResCap), the holding company for our residential mortgage business, to create separation between GM and ourselves, on the one hand, and ResCap, on the other. The operating agreement restricts ResCap’s ability to declare dividends or prepay subordinated indebtedness to us. As a result of these arrangements, ResCap has obtained investment grade credit ratings for its unsecured indebtedness that are separate from our ratings and the ratings of GM.
The restrictions contained in the ResCap operating agreement include the requirements that ResCap’s stockholder’s equity be at least $6.5 billion in order for dividends to be paid to us or our other affiliates, and that the cumulative amount of any such dividends may not exceed 50% of ResCap’s cumulative consolidated net income, measured from July 1, 2005, through the time such dividend is paid, minus the cumulative amount of certain prepayments of our subordinated debt by ResCap if such prepayments exceed 50% of ResCap’s cumulative consolidated net income at the time a dividend is paid. At December 31, 2005, ResCap had consolidated stockholder’s equity of approximately $7.5 billion.
The ResCap operating agreement further restricts ResCap’s ability to prepay subordinated debt owed to us or any of our other affiliates. As of December 31, 2005, ResCap owed us $4.1 billion pursuant to a Subordinated Note Agreement, under which interest is payable quarterly and all outstanding principal is due at maturity on September 30, 2015.
A failure of or interruption in the communications and information systems on which we rely to conduct our business could adversely affect our revenues and profitability.
We rely heavily upon communications and information systems to conduct our business in each country and market in which we operate. Any failure or interruption of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer applications being received, slower processing of applications and reduced efficiency in servicing. The occurrence of any of these events could have a material adverse effect on our business.
We use estimates and assumptions in determining the fair value of certain of our assets, in determining our allowance for credit losses, in determining lease residual values and in determining our reserves for insurance losses and loss adjustment expenses. If our estimates or assumptions prove to be incorrect, our cash flow, profitability, financial condition and business prospects could be materially adversely affected.
We use estimates and various assumptions in determining the fair value of many of our assets, including retained interests and securitizations of loans and contracts, mortgage servicing rights and other investments which do not have an established market value or are not publicly traded. We also use estimates and assumptions in determining our allowance for credit losses on our

Contents
General Motors Acceptance Corporation
loan and contract portfolios, in determining the residual values of leased vehicles and in determining our reserves for insurance losses and loss adjustment expenses with respect to reported losses and losses incurred but not reported. It is difficult to determine the accuracy of our estimates and assumptions, and our actual experience may differ materially from these estimates and assumptions. A material difference between our estimates and assumptions and our actual experience may adversely affect our cash flow, profitability, financial condition and business prospects.
Our business outside the United States exposes us to additional risks that may cause our revenues and profitability to decline.
We conduct a significant portion of our business outside the United States. We intend to continue to pursue growth opportunities for our businesses outside the United States, which could expose us to greater risks. The risks associated with our operations outside the United States include:

•	multiple foreign regulatory requirements that are subject to change;

•	differing local product preferences and product requirements;

•	fluctuations in foreign currency exchange rates and interest rates;

•	difficulty in establishing, staffing and managing foreign operations;

•	differing labor regulations;

•	consequences from changes in tax laws; and

•	political and economic instability, natural calamities, war and terrorism.
The effects of these risks may, individually or in the aggregate, adversely affect our revenues and profitability.
Our business could be adversely affected by changes in currency exchange rates.
We are exposed to risks related to the effects of changes in foreign currency exchange rates. Changes in currency exchange rates can have a significant impact on our earnings from international operations. While we carefully watch and attempt to manage our exposure to fluctuation in currency exchange rates, these types of changes can have material adverse effects on our business and results of operations and financial condition.
General business and economic conditions of the industries and geographic areas in which we operate affect our revenues, profitability and financial condition.
Our revenues, profitability and financial condition are sensitive to general business and economic conditions in the United States and in the markets in which we operate outside the United States. A downturn in economic conditions resulting in increased unemployment rates, increased consumer and commercial bankruptcy filings or other factors that negatively impact household incomes could decrease demand for our financing and mortgage products and increase delinquency and loss. In addition, because our credit exposures are generally collateralized, the severity of losses is particularly sensitive to a decline in used vehicle and residential home prices.
Some further examples of these risks include the following:

•	A significant and sustained increase in gasoline prices could decrease new and used vehicle purchases, thereby reducing the demand for automotive retail financing and automotive wholesale financing.

•	A general decline in residential home prices in the United States could negatively affect the value of our mortgage loans held for investment and our retained interests in securitized mortgage loans. Such a decrease could also restrict our ability to originate, sell or securitize mortgage loans and impact the repayment of advances under our warehouse loans.

•	An increase in automotive labor rates or parts prices could negatively affect the value of our automotive extended service contracts.
Our profitability and financial condition may be materially adversely affected by decreases in the residual value of off-lease vehicles.
Our expectation of the residual value of a vehicle subject to an automotive lease contract is a critical element used to determine the amount of the lease payments under the contract at the time that it is entered into by the customer. As a result, to the extent that the actual residual value of the vehicle, as reflected in the sales proceeds received upon remarketing, is less than the expected residual value for the vehicle at lease inception, we incur a loss on the lease transaction. General economic conditions, the supply of off-lease vehicles and new vehicle market prices heavily influence used vehicle prices and thus the actual residual value of off-lease vehicles. GM’s brand image, consumer preference for GM products and GM’s marketing programs that influence the new and used vehicle market for GM vehicles also influence lease residual values. In addition, our ability to efficiently process and effectively market off-lease vehicles impacts the disposal costs and proceeds realized from the vehicle sales. While GM provides support for lease residual values including through residual support programs, this support by GM does not in all cases entitle us to full reimbursement for the difference between the remarketing sales proceeds for off-lease vehicles and the residual value specified in the lease contract. Differences between the actual residual values realized on leased vehicles and our expectations of such values at contract inception could have a negative impact on our profitability and financial condition.

Contents
General Motors Acceptance Corporation
Fluctuations in valuation of investment securities or significant fluctuations in investment market prices could negatively affect revenues.
Investment market prices in general are subject to fluctuation. Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value which could negatively affect our revenues. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, national and international events and general market conditions.
Changes in existing U.S. government-sponsored mortgage programs, or disruptions in the secondary markets in the United States or in other countries in which our mortgage subsidiaries operate, could adversely affect the profitability and financial condition of our mortgage business.
The ability of our mortgage subsidiaries to generate revenue through mortgage loan sales to institutional investors in the United States depends to a significant degree on programs administered by government-sponsored enterprises such as Fannie Mae, Freddie Mac, Ginnie Mae and others that facilitate the issuance of mortgage-backed securities in the secondary market. These government-sponsored enterprises play a powerful role in the residential mortgage industry and our mortgage subsidiaries have significant business relationships with them. Proposals are being considered in Congress and by various regulatory authorities that would affect the manner in which these government-sponsored enterprises conduct their business, including proposals to establish a new independent agency to regulate the government-sponsored enterprises, to require them to register their stock with the Securities and Exchange Commission, to reduce or limit certain business benefits that they receive from the U.S. government and to limit the size of the mortgage loan portfolios that they may hold. Any discontinuation of, or significant reduction in, the operation of these government-sponsored enterprises could adversely affect our revenues and profitability. Also, any significant adverse change in the level of activity in the secondary market or the underwriting criteria of these government-sponsored enterprises could adversely affect our business.
We may be required to repurchase contracts and provide indemnification if we breach representations and warranties from our securitization and whole loan transactions, which could harm our profitability and financial condition.
When we sell retail contracts or leases through whole loan sales or securitize retail contracts, leases or wholesale loans to dealers, we are required to make customary representations and warranties about the contracts, leases or loans to the purchaser or securitization trust. Our whole loan sale agreements generally require us to repurchase retail contracts or provide indemnification if we breach a representation or warranty given to the purchaser. Likewise, we are required to repurchase retail contracts, leases or loans and may be required to provide indemnification if we breach a representation or warranty in connection with our securitizations.
Similarly, sales by our mortgage subsidiaries of mortgage loans through whole loan sales or securitizations require us to make customary representations and warranties about the mortgage loans to the purchaser or securitization trust. Our whole loan sale agreements generally require us to repurchase or substitute loans if we breach a representation or warranty given to the purchaser. In addition, our mortgage subsidiaries may be required to repurchase mortgage loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its origination. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. The remedies available to a purchaser of mortgage loans may be broader than those available to our mortgage subsidiaries against the original seller of the mortgage loan. If a mortgage loan purchaser enforces its remedies against our mortgage subsidiaries, we may not be able to enforce the remedies we have against the seller of the loan or the borrower.
Significant indemnification payments or contract, lease or loan repurchase activity of retail contracts or leases or mortgage loans could harm our profitability and financial condition.
We and our mortgage subsidiaries have repurchase obligations in our respective capacities as servicers in securitizations and whole loan sales. If a servicer breaches a representation, warranty or servicing covenant with respect to an automotive receivable or mortgage loan, then the servicer may be required by the servicing provisions to repurchase that asset from the purchaser. If the frequency at which repurchases of assets occurs increases substantially from its present rate, the result could be a material adverse effect on our financial condition, liquidity and results of operations or those of our mortgage subsidiaries.
A loss of contractual servicing rights could have a material adverse effect on our financial condition, liquidity and results of operations.
We are the servicer for all of the receivables we have originated and transferred to other parties in securitizations and whole loan sales of automotive receivables. Our mortgage subsidiaries service the mortgage loans we have securitized, and we service the majority of the mortgage loans that we have sold in whole loan sales. In each case, we are paid a fee for our services, which fees in the aggregate constitute a substantial revenue stream for us. In each case, we are subject to the risk of termination under the circumstances specified in the applicable servicing provisions.

Contents
General Motors Acceptance Corporation
In most securitizations and whole loan sales, the owner of the receivables or mortgage loans will be entitled to declare a servicer default and terminate the servicer upon the occurrence of specified events. These events typically include a bankruptcy of the servicer, a material failure by the servicer to perform its obligations, and a failure by the servicer to turn over funds on the required basis. The termination of these servicing rights, were it to occur, could have a material adverse effect on our financial condition, liquidity and results of operations and those of our mortgage subsidiaries. For the year ended December 31, 2005, our consolidated mortgage servicing fee income was $1,608 million.
The regulatory environment in which we operate could have a material adverse effect on our business and earnings.
Our domestic operations may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions relating to supervision and regulation by state and federal authorities. Such regulation and supervision are primarily for the benefit and protection of our customers, and not for the benefit of investors in our securities, and could limit our discretion in operating our business. Noncompliance with applicable statutes or regulations could result in the suspension or revocation of any license or registration at issue, as well as the imposition of civil fines and criminal penalties. In addition, changes in the accounting rules or their interpretation could have an adverse effect on our business and earnings.
Our operations are also heavily regulated in many jurisdictions outside the United States. For example, certain of our foreign subsidiaries operate either as a bank or a regulated finance company in their local market and our insurance operations are subject to various requirements in the foreign markets in which we operate. The varying requirements of these jurisdictions may be inconsistent with U.S. rules and may materially adversely affect our business or limit necessary regulatory approvals, or if approvals are obtained, we may not be able to continue to comply with the terms of the approvals or applicable regulations. In addition, in many countries the regulations applicable to the financial services industry are uncertain and evolving, and it may be difficult for us to determine the exact regulatory requirements.
Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on our operations in that market with regard to the affected product and on our reputation generally. No assurance can be given that applicable laws or regulations will not be amended or construed differently, that new laws and regulations will not be adopted or that we will not be prohibited by local laws from raising interest rates above certain desired levels, any of which could materially adversely affect our business, financial condition or results of operations.
The worldwide financial services industry is highly competitive. If we are unable to compete successfully or if there is increased competition in the automotive financing, mortgage and/or insurance markets or generally in the markets for securitizations or asset sales, our margins could be materially adversely affected.
The markets for automotive and mortgage financing, insurance and reinsurance are highly competitive. The market for automotive financing has grown more competitive as more consumers are financing their vehicle purchases, primarily in North America and Europe. Our mortgage business faces significant competition from commercial banks, savings institutions, mortgage companies and other financial institutions. Our insurance business faces significant competition from insurance carriers, reinsurers, third-party administrators, brokers, and other insurance-related companies. Many of our competitors have substantial positions nationally or in the markets in which they operate. Some of our competitors have lower cost structures, lower cost of capital and are less reliant on securitization and sale activities. We face significant competition in various areas, including product offerings, rates, pricing and fees and customer service. If we are unable to compete effectively in the markets in which we operate, our profitability and financial condition could be negatively affected.
The markets for asset and mortgage securitizations and whole loan sales are competitive, and other issuers and originators could increase the amount of their issuances and sales. In addition, lenders and other investors within those markets often establish limits on their credit exposure to particular issuers, originators and asset classes, or they may require higher returns to increase the amount of their exposure. Increased issuance by other participants in the market, or decisions by investors to limit their credit exposure to — or to require a higher yield for — us or to automotive or mortgage securitizations or whole loans, could negatively affect our ability and that of our subsidiaries to price our securitizations and whole loan sales at attractive rates. The result would be lower proceeds from these activities and lower profits for our subsidiaries and us.
Risks Related to Our Controlling Stockholder
GM is considering the sale of a controlling interest in us as well as exploring strategic and structural alternatives for ResCap. There is a risk that these initiatives may not occur, or if they do occur, they may not delink our credit rating from GM’s credit rating or maintain ResCap’s investment grade ratings.
As previously announced, GM is exploring the possible sale of a controlling interest in us, as well as exploring other strategic and structural alternatives with respect to ResCap. The extent of the effect on GMAC’s and ResCap’s ratings, if any, will depend on the structure and other terms of any potential transaction as well as the extent of our ongoing credit exposure to GM. We are uncertain at this time if any transaction with respect to us or ResCap will occur or, if any transaction were to occur, on what terms. Furthermore, even if a third party acquires a controlling interest in us, or if a transaction is completed with respect to ResCap, there

Contents
General Motors Acceptance Corporation
is the possibility that these initiatives will not restore our credit rating or maintain ResCap’s credit rating at investment grade.
Failure to execute a strategic transaction will place further pressure on both GM’s and our credit profiles, potentially resulting in further downgrades with our ratings likely re-linked to those of GM. Moreover, any reduction in the automotive finance capacity of GMAC could materially adversely affect GM’s business, to the extent that third party financing is not available to fund GM’s automotive sales. In the absence of a transaction:

•	Our access to capital may be seriously constrained, as most unsecured funding sources may decline, including bank funding;

•	The cost of funds related to borrowings that are secured by assets (known as ’secured funding’) may increase and this could lead to a reduction in liquidity for certain asset classes.

•	It may be increasingly difficult to securitize assets, resulting in reduced capacity to support overall automotive originations as well as reduced advances on future securitizations;

•	Uncompetitive funding costs may result in a lower return on capital and significantly lower earnings and dividends; and

•	We may need to consider divesting of certain businesses in order to maintain adequate liquidity to fund new originations or otherwise preserve the value of our business.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own three properties in southeastern Michigan that were transferred from GM in 2000. GM leases these properties from us. Automobiles, office equipment and other real properties owned and in use by us are not significant in relation to our total assets. We primarily operate from leased office space.
Item 3. Legal Proceedings
We are subject to potential liability under various governmental proceedings, claims and legal actions that are pending or otherwise have been asserted against us.
We are named as defendants in a number of legal actions, and from time to time are involved in governmental proceedings arising in connection with our respective businesses. Some of the pending actions purport to be class actions. We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for such claims. Based on information currently available, advice of counsel, available insurance coverage and established reserves, it is the opinion of management that the eventual outcome of the actions against us, including those described below, will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of legal matters, if unfavorable, may be material to our consolidated financial condition, results of operations or cash flows. Furthermore, any claim or legal action against General Motors, our sole shareholder, that results in General Motors incurring significant liability could also have an adverse effect on our consolidated financial condition, results of operations or cash flows. For a discussion of pending cases against General Motors, see Item 3 in GM’s 2005 Annual Report on Form 10-K, filed separately with the SEC, which report is not deemed incorporated into any of our filings under the Securities Act of 1933, as amended (Securities Act) or the Securities Exchange Act of 1934, as amended (Exchange Act).
Pending legal proceedings, other than ordinary routine litigation incidental to the business, to which GMAC became, or was, a party during the year ended December 31, 2005, or subsequent thereto, but before the filing of this report are summarized as follows:
Shareholder Class Actions
On September 19, 2005, a purported class action complaint, Folksam Asset Management v. General Motors, et al., was filed in the U.S. District Court for the Southern District of New York, naming as defendants GM, GMAC, and GM’s Chairman and Chief Executive Officer, G. Richard Wagoner, Jr.; Vice Chairman, John Devine; Treasurer, Walter Borst; and Chief Accounting Officer, Peter Bible. Plaintiffs purported to bring the claim on behalf of purchasers of GM debt and/or equity securities during the period February 25, 2002 through March 16, 2005. The complaint alleges that defendants violated Section 10(b) and, with respect to the individual defendants, Section 20(a) of the Exchange Act. The complaint also alleges violations of Sections 11 and 12(a), and, with respect to the individual defendants, Section 15 of the Securities Act, in connection with certain registered debt offerings during the class period. In particular, the complaint alleges that GM’s cash flows during the class period were overstated based on the reclassification of certain cash items described in GM’s 2004 Form 10-K. The reclassification involves cash flows relating to the financing of GMAC wholesale receivables from dealers that resulted in no net cash receipts and GM’s decision to revise Consolidated Statements of Net Cash for the years ended 2002 and 2003. The complaint also alleges misrepresentations relating to forward-looking statements of GM’s 2005 earnings forecast that were later revised significantly downward. In October 2005, a substantially identical suit was filed and consolidated with the Folksam case, Galliani v. General Motors, et al. The consolidated suit is now called In re General Motors Securities Litigation.
On November 18, 2005, plaintiffs in the Folksam case filed an amended complaint, which adds several additional investors as plaintiffs, extends the end of the class period to November 9, 2005, and names as additional defendants three current and one former member of GM’s audit committee, as well as GM’s independent accountants, Deloitte & Touche LLP. In addition to the claims asserted in the original complaint, the amended complaint also adds allegations regarding GM’s Form SEC 8-K dated November 8, 2005, which reported that GM’s 2001 earnings would be restated and adds a claim against defendants Wagoner and

Contents
General Motors Acceptance Corporation
Devine for rescission of their bonuses and incentive compensation during the class period. It also includes further allegations regarding GM’s accounting for pension obligations, restatement of income for 2001, and financial results for the first and second quarters of 2005. Neither the original complaint nor the amended complaint specify the amount of damages sought and the defendants have no means to estimate damages the plaintiffs will seek based upon the limited information available in the complaint. Defendants have not yet filed their response to the complaints, but intend to vigorously defend these actions. On January 17, 2006, the court made provisional designations of lead plaintiff and lead counsel, which designations were made final on February 6, 2006.
Motion for Consolidation and Transfer to the Eastern District of Michigan
On December 13, 2005, defendants in In re General Motors Securities Litigation (previously Folksam Asset Management v. General Motors, et al. and Galliani v. General Motors, et. al.) and in certain other litigation against GM filed a Motion with the Judicial Panel on Multidistrict Litigation to transfer and consolidate those cases for pretrial proceedings in the United States District Court for the Eastern District of Michigan.
On January 5, 2006, the defendants submitted to the Judicial Panel on Multidistrict Litigation an Amended Motion seeking to add to their original Motion several other lawsuits pending against GM for consolidated pretrial proceedings in the United States District Court for the Eastern District of Michigan. The Panel has set these motions for hearing on March 30, 2006.
Bondholder Class Actions
On November 29, 2005, Stanley Zielezienski filed a purported class action, Zielezienski, et al. v. General Motors, et al. The action was filed in the Circuit Court for Palm Beach County, Florida, against GM; GMAC; GM’s Chairman and Chief Executive Officer, G. Richard Wagoner, Jr.; GMAC’s Chairman, Eric A. Feldstein; and certain GM and GMAC officers, namely, William F. Muir, Linda K. Zukauckas, Richard J.S. Clout, John E. Gibson, W. Allen Reed, Walter G. Borst, John M. Devine, and Gary L. Cowger. The action also names certain underwriters of GMAC debt securities as defendants. The complaint alleges that defendants violated Section 11 of the Securities Act, and with respect to all defendants except GM, Section 12(a)(2) of the Securities Act. The complaint also alleges that GM violated Section 15 of the Securities Act. In particular, the complaint alleges material misrepresentations in certain GMAC financial statements incorporated by reference with GMAC’s 2003 Form S-3 Registration Statement and Prospectus. More specifically, the complaint alleges material misrepresentations in connection with the offering for sale of GMAC SmartNotes in certain GMAC financial statements contained in GMAC’s Forms 10-Q for the quarterly periods ended in March 31, 2004 and June 30, 2004 and the Form 8-K which disclosed financial results for the quarterly period ended in September 30, 2004, as evidenced by GMAC’s 2005 restatement of these quarterly results. In December 2005, the plaintiff filed an amended complaint making substantially the same allegations as were in the previous filing, with respect to additional debt securities issued by GMAC during the period April 23, 2004 — March 14, 2005, and adding approximately 60 additional underwriters as defendants. The complaint does not specify the amount of damages sought and the defendants have no means to estimate damages the plaintiffs will seek based upon the limited information available in the complaint. The defendants intend to vigorously defend this action. On January 6, 2006, defendants named in the original complaint removed this case to the U.S. District Court for the Southern District of Florida. On February 6, 2006, plaintiff filed a motion to remand the case to Florida state court, which is currently being briefed by the parties. On March 28, 2006, the parties submitted a proposed stipulated order withdrawing plaintiff’s motion to remand and transferring the case to the United States District Court for the Eastern District of Michigan. If this order is entered, the parties have agreed to seek to have this case consolidated with the J&R Marketing and Mager cases described below.
On December 28, 2005, J&R Marketing, SEP, filed a purported class action, J&R Marketing, et al. v. General Motors Corporation, et al. The action was filed in the Circuit Court for Wayne County, Michigan, against GM; GMAC; GM’s Chairman and Chief Executive Officer, G. Richard Wagoner, Jr.; GMAC’s Chairman, Eric Feldstein; William F. Muir; Linda K. Zukauckas; Richard J.S. Clout; John E. Gibson; W. Allen Reed; Walter G. Borst; John M. Devine; Gary L. Cowger; and several underwriters of GMAC debt securities. Similar to the original complaint filed in the Zielezienski case described above, the complaint alleges claims under Sections 11, 12(a), and 15 of the Securities Act based on alleged material misrepresentations or omissions in the Registration Statements for GMAC SmartNotes purchased between September 30, 2003 and March 16, 2005, inclusive. The complaint alleges inadequate disclosure of GM’s financial condition and performance as well as issues arising from GMAC’s 2005 restatement of quarterly results for the three quarters ended September 30, 2005. The complaint does not specify the amount of damages sought and the defendants have no means to estimate damages the plaintiffs will seek based upon the limited information available in the complaint. The defendants have not yet filed their response to the complaint, but intend to vigorously defend this action. On January 13, 2006 defendants removed this case to the U.S. District Court for the Eastern District of Michigan.
On February 17, 2006, Alex Mager filed a purported class action, Mager v. General Motors Corporation, et al. The action was filed in the U.S. District Court for the Eastern District of Michigan and is substantively identical to the J&R Marketing case described above. Defendants have not yet filed their response to the complaint, but intend to vigorously defend this action. On February 24, 2006, J&R Marketing filed a motion to consolidate the Mager case with its case (discussed above) and for

Contents
General Motors Acceptance Corporation
appointment as lead plaintiff and the appointment of lead counsel. On March 8, 2006, the court entered an order consolidating the two cases.
All of the cases described herein are in preliminary phases. No determination has been made that the shareholder and bondholder cases can be maintained as class actions. As a result, the scope of the actions and whether they will be permitted to proceed is uncertain.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We are a direct wholly owned subsidiary of General Motors and, accordingly, there is no market for our common stock. We did not sell, issue or repurchase any equity securities in 2005. We paid dividends to General Motors of $2.5 billion in 2005, $1.5 billion in 2004 and $1 billion in 2003.
Item 6. Selected Financial Data
Refer to the Financial Highlights on page 17.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) begins on page 18. The MD&A and other portions of this Form 10-K contains various forward-looking statements within the meaning of applicable federal securities laws, including the Private Securities Litigation Reform Act of 1995 that are based upon our current expectations and assumptions concerning future events. Such expectations and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. The words “anticipate,” “estimate,” “believe,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “future” and “should” and any similar expressions are intended to identify forward-looking statements. Forward-looking statements involve a number of risks, uncertainties and other factors, including (but not limited to) the Risk Factors described in Item 1A of this Form 10-K, which may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K. Such factors include, among others, the following: the ability of GM to complete a transaction with a strategic investor regarding a controlling interest in us while maintaining a significant stake in us, securing separate credit ratings and low cost funding to sustain growth for us and ResCap and maintaining the mutually beneficial relationship between us and GM; changes in economic conditions, currency exchange rates, significant terrorist attacks or political instability in the major markets where we operate; changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of our products, the cost thereof or applicable tax rates; and the threat of terrorism, the outbreak or escalation of hostilities between the United States and any foreign power or territory and changes in international political conditions may continue to affect both the United States and the global economy and may increase other risks.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Refer to the discussion on Market Risk, beginning on page 60, included within the MD&A.
Item 8. Financial Statements and Supplementary Data
Our Consolidated Financial Statements, together with the notes thereto and the reports of Management and of Deloitte & Touche LLP dated March 28, 2006, begin on page 65. Unaudited supplementary financial data for each quarter within the two years ended December 31, 2005, is included on page 117.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Principal Executive Officer and our Principal Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures.
Based on management’s evaluation and solely because of the material weakness related to our controls over the preparation, review, presentation and disclosure of our Consolidated Statement of Cash Flows as described below, our Principal Executive and Principal Financial Officers each concluded that our disclosure controls and procedures were not effective as of December 31, 2005.
Material Weakness in
Internal Control Over Financial Reporting
A material weakness is a control deficiency or a combination of control deficiencies that result in a more than remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.
As we were preparing the Form 10-K, it was discovered that cash outflows related to certain mortgage loan originations and purchases were not appropriately classified as either operating

Contents
General Motors Acceptance Corporation
cash flows or investing cash flows consistent with our original designation as loans held for sale or loans held for investment. In addition, proceeds from sales and repayments related to certain mortgage loans, which initially were classified as mortgage loans held for investment and subsequently transferred to mortgage loans held for sale, were reported as operating cash flows instead of investing cash flows in our Consolidated Statement of Cash Flows, as required by Statement of Financial Accounting Standards No. 102 Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. Finally, certain non-cash proceeds and transfers were not appropriately presented in the Consolidated Statement of Cash Flows or Supplemental disclosure to the Consolidated Statement of Cash Flows.
These matters impacted the Consolidated Statement of Cash Flows for the years ended December 31, 2004 and 2003 and the three, six and nine month periods included in our quarterly reports on Form 10-Q for the quarterly periods ended March 31, June 30, and September 30, 2005 and 2004, respectively. We have restated our Consolidated Statement of Cash Flows for the years ended December 31, 2004 and 2003 within this Form 10-K. We also intend to restate the Consolidated Statement of Cash Flows for the three, six and nine month periods included in our previously filed quarterly reports on Form 10-Q for the quarterly periods ended March 31, June 30, and September 30, 2005 and 2004, respectively, and have included disclosure about these interim period restatements in the Supplemental Financial Data section on page 117.
The restatement of this information does not change total cash and cash equivalents reflected in any of the previously reported Consolidated Statement of Cash Flows. Furthermore, the restatement has no effect on our Consolidated Statement of Income, Consolidated Balance Sheet or Consolidated Statement of Changes in Stockholder’s Equity for any period during 2005, 2004 or 2003. The annual cash flows on the aforementioned mortgage loans have been properly classified in our Consolidated Statement of Cash Flows for the year ended December 31, 2005 and for the restated years ended December 31, 2004 and 2003. However, our existing controls over the preparation, review, presentation and disclosure of our Consolidated Statement of Cash Flows were not sufficiently designed or operating effectively to prevent or detect a material misstatement, which resulted in the restatement of our Consolidated Statement of Cash Flows. Accordingly, management determined that this control deficiency constitutes a material weakness.
In order to address this material weakness in our internal control over financial reporting, we are working to design and implement enhanced controls to aid in the correct preparation, review, presentation and disclosures of our Consolidated Statement of Cash Flows. We will monitor, evaluate and test the operating effectiveness of these controls.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Item 9B. Other Information
None.
Part III
Item 14. Principal Accountant Fees and Services
We retained Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) to audit our Consolidated Financial Statements for the year ended December 31, 2005. We also retained Deloitte & Touche, as well as other accounting and consulting firms, to provide various other services in 2005.
The aggregate fees billed to us for professional services performed by Deloitte & Touche were as follows:

December 31, ($ in millions)	2005	2004

Audit fees (a)	$29	$27
Audit-related fees (b)	1	2
Tax fees (c)	4	4

Subtotal	34	33
All other fees (d)	—	1

Total principal accountant fees	$34	$34

(a)	Audit fees pertain to the audit of our annual Consolidated Financial Statements, including reviews of the interim financial statements contained in our Quarterly Reports on Form 10-Q and completion of statutory reports. Also included in this category are $9 in 2005 and $7 in 2004 of fees for services such as comfort letters to underwriters in connection with debt issuances, attest services, consents to the incorporation of the Deloitte & Touche audit report in publicly filed documents and assistance with and review of documents filed with the SEC.

Contents
General Motors Acceptance Corporation

(b)	Audit-related fees pertain to assurance and related services that are traditionally performed by the principal accountant, including employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with proposed or consummated acquisitions, internal control reviews, attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(c)	Tax fees pertain to services performed for tax compliance, tax planning and tax advice, including preparation of tax returns and claims for refund and tax payment-planning services. Tax planning and advice also includes assistance with tax audits and appeals and tax advice related to specific transactions.
(d)	All other fees pertain primarily to assistance with the implementation of non-financial systems.
The services performed by Deloitte & Touche in 2005 were pre-approved in accordance with the pre-approval policy of the GM Audit Committee. This policy requires that during its first meeting of the fiscal year, the Audit Committee of our parent, General Motors, will be presented, for approval, a description of the Audit-related, Tax and Other services expected to be performed by the principal accountant during the fiscal year. Any requests for such services in excess of $1 million not contemplated during the first meeting must be submitted to the GM Audit Committee for specific pre-approval. Requests for services less than $1 million must be pre-approved by the Chairman of the GM Audit Committee, and reported to the full Committee at its next regularly scheduled meeting. Proposed fees for Audit services are presented to the GM Audit Committee for approval in May each year.
The GM Audit Committee determined that all services provided by Deloitte & Touche during 2005 were compatible with maintaining their independence as principal accountants.
Part IV
Item 15. Exhibits, Financial Statement Schedules
The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report. Such Index is incorporated herein by reference. Certain financial statement schedules have been omitted because prescribed information has been incorporated into our Consolidated Financial Statements or notes thereto.

Signatures
General Motors Acceptance Corporation
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2006.

General Motors Acceptance Corporation
(Registrant)

/s/ Eric A. Feldstein

Eric A. Feldstein
Principal Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 28th day of March, 2006.

/s/ Eric A. Feldstein Eric A. Feldstein Chairman and Director	/s/ W. Allen Reed W. Allen Reed Director and GMAC Audit Committee Chairman

/s/ William F. Muir William F. Muir President and Director	/s/ Walter G. Borst Walter G. Borst Director and GMAC Audit Committee Member

/s/ Sanjiv Khattri Sanjiv Khattri Executive Vice President, Principal Financial Officer and Director	/s/ Frederick A. Henderson Frederick A. Henderson Director and GMAC Audit Committee Member

/s/ Mark F. Bole Mark F. Bole Executive Vice President, International Operations and Director	/s/ Mark R. LaNeve Mark R. LaNeve Director

/s/ Barbara J. Stokel Barbara J. Stokel Executive Vice President, North American Operations and Director	/s/ G. Richard Wagoner, Jr. G. Richard Wagoner, Jr. Director

/s/ Linda K. Zukauckas Linda K. Zukauckas Vice President, Controller and Principal Accounting Officer

Index of Exhibits
General Motors Acceptance Corporation

Exhibit	Description	Method of Filing

3.1	Certificate of Incorporation of GMAC Financial Services Corporation dated February 20, 1997	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-3754); incorporated herein by reference.

3.2	Certificate of Merger of GMAC and GMAC Financial Services Corporation dated December 17, 1997	Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-3754); incorporated herein by reference.

3.3	By-Laws of General Motors Acceptance Corporation as amended through April 1, 2004	Filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 1-3754); incorporated herein by reference.

4.1	Form of Indenture dated as of July 1, 1982 between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115; incorporated herein by reference.

4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653; incorporated herein by reference.

4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987 supplementing the indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236; incorporated herein by reference.

4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996 supplementing the indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183; incorporated herein by reference.

4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705; incorporated herein by reference.

4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998 supplementing the indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463; incorporated herein by reference.

4.2	Form of Indenture dated as of September 24, 1996 between the Company and The Chase Manhattan Bank, Trustee, relating to SmartNotes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023; incorporated herein by reference.

4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207; incorporated herein by reference.

4.3	Form of Indenture dated as of October 15, 1985 between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 2-99057; incorporated herein by reference.

4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-4661; incorporated herein by reference.

4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company’s Registration Statement No. 33-6717; incorporated herein by reference.

4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company’s Registration Statement No. 33-12059; incorporated herein by reference.

Index of Exhibits
General Motors Acceptance Corporation

Exhibit	Description	Method of Filing

4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company’s Registration Statement No. 33-26057; incorporated herein by reference.

4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company’s Registration Statement No. 33-31596; incorporated herein by reference.

4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

4.3.7	Form of Seventh Supplemental Indenture dated as of June 15, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

4.4	Form of Indenture dated as of December 1, 1993 between the Company and Citibank, N.A., Trustee, relating to Medium-Term Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 33-51381; incorporated herein by reference.

4.4.1	Form of First Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.4	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-59551; incorporated herein by reference.

10	Copy of Agreement dated as of October 22, 2001 between General Motors Corporation and General Motors Acceptance Corporation	Filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated as of October 23, 2001 (File No. 1-3754); incorporated herein by reference.

12	Computation of ratio of earnings to fixed charges	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that Section. In addition, Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

Financial Highlights
General Motors Acceptance Corporation

As of or for the year ended December 31,
($ in millions)	2005	2004	2003	2002	2001

Financing, mortgage, insurance and other revenue	$33,222	$30,155	$27,704	$24,510	$23,919
Interest and discount expense	(12,930)	(9,535)	(7,564)	(6,834)	(7,729)
Provision for credit losses	(1,085)	(1,953)	(1,721)	(2,153)	(1,472)

Total net revenue	19,207	18,667	18,419	15,523	14,718
Goodwill impairment (a)	(712)	—	—	—	—
Noninterest expense	(14,896)	(14,320)	(14,035)	(12,582)	(11,919)

Income before income tax expense	3,599	4,347	4,384	2,941	2,799
Income tax expense	(1,205)	(1,434)	(1,591)	(1,071)	(1,047)
Cumulative effect of accounting change (b)	—	—	—	—	34

Net income	$2,394	$2,913	$2,793	$1,870	$1,786
Dividends paid	$2,500	$1,500	$1,000	$400	$—
Total assets	$320,516	$324,139	$288,163	$227,728	$192,855
Total debt (c)	$254,407	$268,960	$238,862	$183,232	$151,806
Stockholder’s equity	$21,778	$22,417	$20,236	$17,831	$16,134

(a)	Relates to goodwill impairments taken at our Commercial Finance Group operating segment and our Commercial Mortgage reporting segment.
(b)	Relates to the January 1, 2001 adoption of Statement of Financial Accounting Standards 133, Accounting for Derivatives Instruments and Hedging Activities.
(c)	Does not include $4,313 in Commercial Mortgage debt at December 31, 2005, which was transferred to liabilities associated with reporting segment held for sale in our Consolidated Balance Sheet. Refer to Note 1 to our Consolidated Financial Statements for further details.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Overview
GMAC is a leading global financial services firm with approximately $320 billion of assets and operations in 43 countries. Founded in 1919 as a wholly owned subsidiary of General Motors Corporation, GMAC was originally established to provide GM dealers with the automotive financing necessary for the dealers to acquire and maintain vehicle inventories and to provide retail customers the means by which to finance vehicle purchases through GM dealers. Our products and services have expanded beyond automotive financing as we currently operate in three primary lines of business — Financing, Mortgage and Insurance. Refer to the separate business operations discussions in this MD&A for a description of our business activities and results of operations.
Operating Summary
Net income for our businesses is summarized as follows:

Year ended December 31, ($ in millions)	2005	2004

Financing (a)	$666	$1,476
Mortgage (b)	1,311	1,108
Insurance	417	329

Net income	$2,394	$2,913

Return on average equity	10.6%	13.3%

(a)	Includes our North America and International automotive finance reporting segments, separately identified in Note 23 to our Consolidated Financial Statements, as well as our Commercial Finance Group operating segment.
(b)	Includes our GMAC Residential, GMAC-RFC and GMAC Commercial Mortgage reporting segments, separately identified in Note 23 to our Consolidated Financial Statements.
We earned $2.4 billion in 2005, down $0.5 billion from record earnings of $2.9 billion earned in 2004. Earnings include non-cash goodwill impairment charges of $439 million (after-tax), which were recognized in the fourth quarter of 2005. The charges relate predominately to our Commercial Finance operating segment and primarily to the goodwill recognized in connection with the 1999 acquisition of the majority of this business. Excluding these impairment charges, which management considers to be non-recurring, we earned $2.8 billion. Earnings were driven by record results in our mortgage and insurance operations. Strong earnings were achieved despite a difficult environment that included higher market interest rates, a series of credit rating actions and the significant impact of Hurricane Katrina. We continue to maintain adequate liquidity, with cash reserve balances at December 31, 2005, of $20 billion, comprised of $15.8 billion in cash and cash equivalents and $4.2 billion invested in marketable securities. We continue to provide global support for the marketing of GM vehicles, as well as to provide a significant source of cash flow to GM through the payment of a $2.5 billion dividend in 2005, including $1 billion paid in the fourth quarter.
Results for our Financing operations, excluding goodwill impairment charges of $398 million (after-tax), were $1,064 million, down $412 million from $1,476 million earned in 2004. The decrease is primarily related to lower net interest margins as a result of increased borrowing costs due to widening credit spreads and a flattening yield curve. The decline in net interest margins was somewhat mitigated by lower consumer credit provisions, primarily as a result of lower asset levels and the impact of improved used vehicle prices on terminating leases.
Our Mortgage operations earned a record $1,352 million, excluding goodwill impairment charges of $41 million (after-tax), an increase of 22% from $1,108 million earned in 2004, reflecting increases in both our residential and commercial mortgage operations. Our residential mortgage businesses benefited from increased loan production, favorable credit experience, improved mortgage servicing results and gains on sales of mortgages. GMAC Commercial Mortgage also experienced an increase in earnings as compared to the prior year largely due to record loan origination volume, higher gains on sales of loans and increases in fee and investment income.
Our Insurance operations generated record net income of $417 million in 2005, up $88 million from the previous record of $329 million earned in 2004. The increase reflects a combination of strong results achieved through increased premium revenue, lower incurred losses, higher capital gains and improved investment portfolio performance. In addition, GMAC Insurance maintained a strong investment portfolio, with a market value of $7.7 billion at December 31, 2005, including net unrealized gains of $573 million (after-tax).
Our consolidated earnings for the fourth quarter of 2005 were $614 million, excluding goodwill impairment charges, representing a $69 million decline from 2004 fourth quarter earnings of $683 million. For the fourth quarter, net income from our Financing operations was $260 million, excluding goodwill impairment charges, down from $323 million earned in the fourth quarter of 2004. Our Mortgage operations earned $221 million, excluding goodwill impairment charges, down from $292 million earned in the fourth quarter of 2004. Our Insurance operations had record net income of $133 million in the fourth quarter of 2005, up significantly from the $68 million earned in the fourth quarter of 2004.
Outlook
With operating earnings of $2.8 billion, dividends of $2.5 billion and a cash reserve balance of $20 billion, we have been able to achieve our primary objectives of providing support for GM vehicle sales while also generating attractive returns and maintaining sufficient liquidity. Our 2005 performance was accomplished in a difficult environment with our credit ratings downgraded to below

Management’s Discussion and Analysis
General Motors Acceptance Corporation
investment grade and continued increases in short-term rates with the resulting flattening of the yield curve. We were able to achieve these strong results through continued emphasis on a diversified business model, as well as the continued evolution of our funding strategy. Management expects that many of the challenges experienced in 2005 will continue into 2006, possibly increasing in intensity. We believe that we are strategically positioned to address these challenges through continued initiatives to diversify both revenue and funding sources and leveraging our origination capability. However, we expect 2006 to be a much more challenging year. The following summarizes the key business issues that will be important focus areas in 2006:

•	Potential sale of GMAC — In the fourth quarter of 2005, GM announced that it is exploring options to further enhance our liquidity position and our ability to support GM/ GMAC synergies. GM stated that GM is exploring the possible sale of a controlling interest in GMAC to a strategic partner while also continuing to evaluate strategic and structural alternatives to help ensure that its residential mortgage business, Residential Capital Corporation (ResCap), retains its investment grade rating. GM is currently in discussions with potential interested parties, and the process is ongoing. As this process continues, and recognizing there is some uncertainty, management is preparing for a number of potential outcomes with the focus on generating attractive returns, supporting GM vehicle sales and maintaining sufficient liquidity. Refer also to Risks Related to Our Controlling Stockholder on page 8.

•	Funding and liquidity — Our ability to adequately fund our operations at attractive rates is a key component of our future profitability. We have experienced a series of credit rating actions resulting in the downgrade of our credit ratings to below investment grade. The negative actions were due primarily to concerns regarding the financial outlook of GM related to its overall market position in the automotive industry and its burdensome health care obligations. As a result, our unsecured borrowing spreads have widened significantly over the past several years, impacting our overall cost of borrowings, as well as significantly reducing our net interest margins. In addition, these downgrades have limited our access to traditional unsecured funding sources, which has caused us to shift our funding to more secured sources, expand our banking activities and restructure our Mortgage operations, enabling ResCap to issue public debt that carries a rating separate from our rating. Despite these challenges, we have continued to meet funding demands and maintain a strong liquidity profile. Refer to the Funding and Liquidity section in this MD&A for further discussion.

•	Residential mortgage market — Despite relatively stable overall U.S. residential mortgage industry volume in 2005, as compared to 2004, our Mortgage operations posted strong results. Our residential mortgage operations have benefited from market share gains, which helped to mitigate the impact of flat industry volumes. However, an increasingly competitive pricing environment has resulted in lower margins in 2005, as compared to 2004. Management expects this trend to continue in 2006 as pricing pressures continue. However, the impact of declines in U.S. industry volume is largely expected to be mitigated through increased market share, increased fee-based income (which is less sensitive to origination volume) and international growth.

•	Consumer and commercial credit risk — We are exposed to credit risk on the portfolio of consumer automotive finance receivables and residential mortgage loans held for sale and held for investment, as well as on the interests retained from our securitization activities of these asset classes. In addition, we are exposed to credit risk from various commercial portfolios, including wholesale financing to individual dealers or dealer groups, asset-based lending and equipment and inventory financing, as well as construction and commercial property lending. Credit losses in our consumer and commercial portfolios are influenced by general business and economic conditions of the industries and countries in which we operate. We actively manage our credit risk and believe that as of December 31, 2005, we are adequately reserved for potential losses incurred in the portfolios. However, a negative change in economic factors (particularly in the U.S. economy) could adversely impact our future earnings. As many of our credit exposures are collateralized by vehicles and homes, the severity of losses is particularly sensitive to a decline in used vehicle and residential home prices. In addition, the overall frequency of losses would be negatively influenced by an increase in macro-economic factors, such as unemployment rates and bankruptcy filings (both consumer and commercial).

•	Rising market interest rates — Historically, our earnings have been negatively impacted by rising interest rates, which management expects to continue in 2006. In particular, for our automotive financing operations, a flattening yield curve with debt repricing faster than earning assets negatively impacts our net financing margins. A flattening of the yield curve also impacts our mortgage operations from both a funding perspective (similar to our automotive finance business) as well as the value of mortgage servicing rights, which we manage through an active hedging program. Refer to the Market Risk section of this MD&A for further discussion.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Business Overview
We are a leading diversified global financial services company that has been in business since 1919. Today, we provide automotive finance, commercial finance, insurance, mortgage and real estate products and services in 43 countries.
We organize our business into three lines of business operations, which include Financing, Mortgage and Insurance. The following table reflects the primary products and services offered by each of our lines of businesses.

GMAC

Financing Operations	Mortgage Operations	Insurance Operations

GMAC
Financing Operations	Mortgage Operations	Insurance Operations
Consumer Financing
  Automotive Retail Contracts and
    Leases
Commercial Financing
  Automotive Dealer Financing
  Automotive Fleet Financing
  Full-Service Leasing
  Asset Based Lending
  Equipment Finance
  Structured Finance
Factoring	Residential Real Estate Finance
  Residential Mortgage Banking
Warehouse Lending
Other Real Estate Finance and
  Related Activities
  Residential Construction Finance
  Residential Equity
  Model Home Finance
  Residential Real Estate Services
  Real Estate Brokerage Services
  Relocation Services
Commercial Mortgage Banking	Personal Lines
  Physical Damage and Liability
    Insurance for Vehicles
  Homeowners Insurance
Other Consumer Products
  Extended Service Contracts
Commercial Products
  Automotive Dealer Inventory
    Insurance
  Property and Casualty
Reinsurance
Financing Operations
We are one of the world’s largest automotive financing companies with operations in 39 countries. Our automotive finance business extends automotive financing services primarily to franchised GM dealers and their customers through two operating segments, which include our North American Automotive Finance Operations and our International Automotive Finance Operations. In addition, through our commercial financing operations, we provide commercial financing and factoring to businesses in various industries. Net income, including a non-cash goodwill impairment charge, from our financing operations totaled $666 million, which accounted for approximately 28% of our net income in 2005.
Through our Financing operations, we:

•	Provide consumer automotive financing products and services, including purchasing or originating, selling and securitizing automotive retail contracts and leases with retail customers primarily from GM and GM-affiliated dealers and performing service activities such as collection and processing activities related to those contracts;

•	Provide automotive dealer financing products and services, including financing the purchases of new and used vehicles by dealers, making loans or revolving lending facilities for other purposes to dealers, selling and securitizing automotive dealer receivables and loans, and servicing and monitoring such financing;

•	Provide fleet financing to automotive dealers and others, which finances their purchase of vehicles that they lease or rent to others;

•	Provide full service individual leasing and fleet leasing products, including maintenance, fleet and accident management services as well as fuel programs, short-term vehicle rental and title and licensing services;

•	Provide asset-based lending, equipment finance, structured finance and factoring services to companies in the apparel, textile, automotive supplier and other industries; and

•	Hold a portfolio of automotive retail contracts, leases and automotive dealer finance receivables for investment and retained interests from our securitization activities.
Mortgage Operations
We are a leading real estate finance company with two of our mortgage segments, GMAC Residential and GMAC-RFC, providing residential real estate products and services. Net income from the operations of GMAC Residential and GMAC-RFC together totaled $1,021 million, which accounted for approximately 43% of our net income in 2005. In addition, we offer commercial mortgage products and services through our third mortgage segment GMAC Commercial Mortgage. On March 23, 2006, we completed the sale of 78% of our equity in GMAC Commercial Mortgage. Please

Management’s Discussion and Analysis
General Motors Acceptance Corporation
refer to Note 25 of our Consolidated Financial Statements for further details. At December 31, 2005, the assets and liabilities of our Commercial Mortgage reporting segment have been classified as held for sale separately in our Consolidated Balance Sheet. Net income from operations at GMAC Commercial Mortgage totaled $290 million, which accounted for 12% of our net income in 2005.
Through our Mortgage operations, we:

•	Originate, purchase, sell and securitize residential and commercial mortgage loans primarily in the United States, as well as internationally;

•	Provide primary and master servicing to investors in our residential mortgage loans and securitizations;

•	Provide collateralized lines of credit, which we refer to as warehouse lending facilities, to other originators of residential mortgage loans both in the United States and Mexico;

•	Hold a portfolio of residential mortgage loans for investment and retained interests from our securitization activities;

•	Provide bundled real estate services, including real estate brokerage services, full service relocation services, mortgage closing services and settlement services; and

•	Provide specialty financing and equity capital to residential land developers and homebuilders, resort and time share developers and health care providers.
Insurance Operations
We insure and reinsure automobile service contracts, personal automobile insurance coverages (ranging from preferred to non-standard risk) and selected commercial insurance coverages. Net income from our insurance operations totaled $417 million, which accounted for approximately 17% of our net income in 2005.
Through our Insurance operations, we:

•	Provide automotive extended-service and maintenance contracts through auto dealers, primarily GM dealers, in the United States and Canada and similar products outside of the United States;

•	Provide dealer inventory insurance and other insurance products to dealers;

•	Offer property/casualty reinsurance programs primarily to regional direct insurance companies in the U.S.;

•	Offer vehicle and home insurance through a number of distribution channels, including independent agents, affinity groups and the internet and outside of the U.S. through auto dealerships, primarily GM dealers; and

•	Invest proceeds from premiums and other revenue sources in an investment portfolio from which claim payments are made as claims are settled.

Financing Operations
Our Financing operations offer a wide range of financial services and products (directly and indirectly) to retail automotive consumers, automotive dealerships and other commercial businesses. Our Financing operations are comprised of two separate reporting segments — North American Automotive Finance Operations and International Automotive Finance Operations — and one reporting operating segment — Commercial Finance Group. The products and services offered by our Financing operations include the purchase of retail installment sales contracts and leases, extension of term loans, dealer floor plan financing and other lines of credit to dealers, fleet leasing and factoring of receivables. While most of our operations focus on prime financing to and through GM or GM affiliated dealers, our Nuvell operation, which is part of our North American Automotive Finance Operations, focuses on non-prime automotive financing to GM-affiliated and non-GM dealers. Our Nuvell operation also provides private-label automotive financing. In addition, our Financing operations utilize asset securitization and whole loan sales as a critical component of our diversified funding strategy. The Funding and Liquidity and the Off-Balance Sheet Arrangements sections of this MD&A provide additional information about the securitization and whole loan sales activities of our Financing operations.
Industry and Competition
The consumer automotive finance market is one of the largest consumer finance segments in the United States. The industry is generally segmented according to the type of vehicle sold (new versus used) and the buyer’s credit characteristics (prime, non-prime or sub-prime). In 2005, we purchased or originated $63.0 billion of consumer automotive retail or lease contracts.
The consumer automotive finance business is largely dependent on new vehicle sales volumes, manufacturers’ promotions and the overall macroeconomic environment. Competition tends to intensify when vehicle production decreases. Because of our relationship with GM, our penetration of GM volumes generally increases when GM uses subvented financing rates as a part of its promotion program.
The consumer automotive finance business is highly competitive. We face intense competition from large suppliers of consumer automotive finance, which include captive automotive finance companies, large national banks and consumer finance companies. In addition, we face competition from smaller suppliers, including regional banks, savings and loans associations and specialized providers, such as local credit unions. Some of our competitors which are larger than us have access to significant capital and resources. Smaller suppliers often have a dominant position in a

Management’s Discussion and Analysis
General Motors Acceptance Corporation
specific region or niche segment, such as used vehicle finance or nonprime customers.
Commercial financing competitors are primarily comprised of other manufacturers’ affiliated finance companies, independent commercial finance companies and national and regional banks. Refer to Risk Factors — Risks Related to Our Business — The worldwide financial services industry is highly competitive for further discussion.
Consumer Automotive Financing
We provide two basic types of financing for new and used vehicles: retail automotive contracts and automotive lease contracts. In most cases, we purchase retail contracts and leases for new and used vehicles from GM-affiliated dealers when the vehicles are purchased by consumers. In a number of markets outside the United States, we are a direct lender to the consumer. Our consumer automotive financing operations generate revenue through lease payments or finance charges and fees paid by customers on the retail contracts and leases. In connection with lease contracts, we also recognize a gain or loss on the remarketing of the vehicle. For purposes of discussion in this Financing operations section of this MD&A, the loans related to our automotive lending activities are referred to as retail contracts. The following discussion centers on our operations in the United States, which are generally reflective of our global business practices; however, certain countries have unique statutory or regulatory requirements that impact business practices. The effects of such requirements are not significant to our consolidated financial condition, results of operations or cash flows.
The amount we pay a dealer for a retail contract is based on the negotiated purchase price of the vehicle plus any other products such as extended service contracts less any vehicle trade-in value and any down payment from the consumer. Under the retail contract, the consumer is obligated to make payments in an amount equal to the purchase price of the vehicle (less any trade-in or down payment) plus finance charges at a rate negotiated between the consumer and the dealer. In addition, the consumer is also responsible for charges related to past due payments. When the contract is purchased by us, it is normal business practice for the dealer to retain some portion of the finance charge as income for the dealership, such that some of the finance charges that the consumer pays are paid to us and the remainder is paid to the dealer. Our agreements with dealers place a limit on the amount of the finance charges that they are entitled to retain. While we do not own the vehicles we finance through retail contracts, we hold a perfected security interest in those vehicles.
With respect to consumer leasing, we purchase leases (and the associated vehicles) from dealerships. The purchase prices of the consumer leases are based on the negotiated price for the vehicle, less any vehicle trade-in and down payment from the consumer. Under the lease, the consumer is obligated to make payments in amounts equal to the amount by which the negotiated purchase price of the vehicle (less any trade-in value and any down payment) exceeds the projected residual value (including rate support) of the vehicle at lease termination, plus lease charges. The consumer is also responsible for charges for past due payments, excess mileage and excessive wear and tear. When the lease contract is entered into, we estimate the residual value of the leased vehicle at lease termination. We base our determination of the projected residual values on a guide published by an independent publisher of vehicle residual values, which is stated as a percentage of the manufacturer’s suggested retail price. These projected values may be upwardly adjusted as a marketing incentive, if GM considers an above-market residual appropriate to encourage consumers to lease vehicles, or for a low mileage lease program. Our standard leasing plan, SmartLease, requires a regular monthly payment by the consumer. We also offer an alternative leasing plan, SmartLease Plus, which requires one up-front payment of all lease amounts at the time the consumer takes possession of the vehicle.
In addition to the SmartLease plans, we offer the SmartBuy plan through dealerships to consumers. SmartBuy combines certain features of a lease contract with that of a traditional retail contract. Under the SmartBuy plan, the customer pays regular monthly payments that are generally lower than would otherwise be owed under a traditional retail contract. At the end of the contract, the customer has several options, including keeping the vehicle by making a final balloon payment or returning the vehicle to us and paying a disposal fee plus any applicable excess wear and excess mileage charges. Unlike a lease contract, during the course of the SmartBuy contract, the customer owns the vehicle and we hold a perfected security interest in the vehicle.
With respect to all financed vehicles, whether subject to a retail contract or a lease contract, we require that property damage insurance be maintained by the consumer. In addition, on lease contracts we require that bodily injury and comprehensive and collision insurance be maintained by the consumer.
Consumer automotive finance retail revenue accounted for $6.5 billion, $6.8 billion and $6.6 billion of our revenue in 2005, 2004 and 2003, respectively.

Management’s Discussion and Analysis
General Motors Acceptance Corporation
The following table summarizes our new vehicle consumer financing volume and share of GM retail sales in markets where we operate.

	GMAC volume			Share of GM retail sales

Year ended December 31, (units in thousands)	2005	2004	2003	2005	2004	2003

GM vehicles
North America
Retail contracts	984	1,396	1,430	27%	36%	35%
Leases	574	489	418	15%	13%	10%

Total North America	1,558	1,885	1,848	42%	49%	45%
International (retail contracts and leases)	527	534	415	26%	30%	34%

Total GM units financed	2,085	2,419	2,263	36%	43%	42%

Non-GM units financed	72	74	85

Total consumer automotive financing volume	2,157	2,493	2,348

General Motors Marketing Incentives
General Motors may elect to sponsor incentive programs (on both retail contracts and leases) by supporting financing rates below standard market rates at which we purchase retail contracts. Such marketing incentives are also referred to as rate support or subvention. When General Motors utilizes these marketing incentives, it pays us the present value of the difference between the customer rate and our standard rates, which we defer and recognize as a yield adjustment over the life of the contract.
GM may also provide incentives, referred to as residual support, on leases. As previously mentioned, we bear the risk of loss to the extent that the value of a leased vehicle upon remarketing is below the projected residual value of the vehicle at the time the lease contract is signed. However, these projected values may be upwardly adjusted as a marketing incentive if General Motors considers an above-market residual appropriate to encourage consumers to lease vehicles. Such residual support by GM results in a lower monthly lease payment by the consumer. General Motors reimburses us to the extent remarketing sales proceeds are less than the residual value set forth in the lease contract at lease termination. In addition to GM residual support, in some cases, GMAC may provide residual support on leases to further encourage consumers to lease certain vehicles.
In addition to the residual support arrangement, GM shares in residual risk on all off-lease vehicles sold by auction. We and GM share a portion of the loss when resale proceeds fall below the contract residual values on vehicles sold at auction. GM reimburses us for a portion of the difference between proceeds and the contract residual value (up to a specified limit).
Under what we refer to as pull ahead programs, consumers are encouraged to terminate leases early in conjunction with the acquisition of a new GM vehicle. As part of these programs, we waive the customer’s remaining payment obligation and, under most programs, GM compensates us for the foregone revenue from the waived payments. Additionally, since these programs generally accelerate our remarketing of the vehicle, the sale proceeds are typically higher than otherwise would have been realized had the vehicle been remarketed at lease contract maturity. The reimbursement from GM for the foregone payments is, therefore, reduced by the amount of this benefit.
The following table summarizes the percentage of our annual retail contracts and lease volume that includes GM-sponsored rate and residual incentives.

Year ended December 31,	2005	2004	2003

North America	78%	63%	78%
International	53%	58%	60%

Our consumer financing volume and penetration levels are significantly impacted by the nature, timing, and extent of GM’s use of rate, residual and other financing incentives for marketing purposes on consumer retail contracts and leases. Late in 2004 and through the early part of 2005, GM reduced its use of special rate financing programs and utilized marketing programs that provided up-front cash incentives to customers that use us to finance their purchase of a new GM vehicle. As a result, our North American penetration levels were positively impacted in the first quarter of 2005 as compared to 2004. However, GM’s Employee Discount for Everyone marketing program, that was introduced in June 2005 and ran through September 2005, had a negative impact on our penetration levels. Although GM benefited from an increase in sales, our penetration levels decreased as the program did not provide consumers with additional incentives to finance with us. As such, our penetration levels in 2005 were lower than what was experienced in 2004. In our International Automotive Finance Operations consumer penetration levels declined as compared to 2004, primarily as a result of a reduction in GM incentives on new vehicles in Brazil during the year, as well as the inclusion of GM vehicle sales in China in the penetration calculation, where we only recently commenced operations.
Consumer Credit Approval
Before purchasing a retail contract or lease from the dealer, we perform a credit review based on information provided by the

Management’s Discussion and Analysis
General Motors Acceptance Corporation
dealer. As part of this process we evaluate, among other things, the following factors:

•	the consumer’s credit history, including any prior experience with us;

•	the asset value of the vehicle and the amount of equity (down payment) in the vehicle; and

•	the term of the retail contract or lease.
We use a proprietary credit scoring system to support this credit approval process and to manage the credit quality of the portfolio. Credit scoring is used to differentiate credit applicants in terms of expected default rates, enabling us to better evaluate credit applications for approval and to tailor the pricing and financing structure based on this assessment of credit risk. Our credit scoring models are periodically reviewed and updated based on historical information and current trends. However, these actions by management do not eliminate credit risk. Improper evaluations of contracts for purchase and changes in the applicant’s financial condition subsequent to approval could negatively affect the quality of our receivables portfolio, resulting in credit losses.
Upon successful completion of our credit underwriting process, we purchase the retail financing contract or lease from the dealer.
Servicing
For a number of years, we have been consolidating our servicing centers in the United States in order to create a stand-alone servicing entity. This stand-alone servicing entity is our consolidated subsidiary, Semperian, Inc. (formerly Accutel, Inc.). In accordance with our policies and procedures, Semperian performs our servicing activities for U.S. retail contracts and consumer automotive leases from centers located throughout the United States. Our servicing activities consist of collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent, maintaining a perfected security interest in the financed vehicle and monitoring physical damage insurance coverage of the vehicle. In the event that a customer fails to comply with the terms of the retail contract or lease, we, after satisfying local legal requirements, are generally able to repossess and dispose of the vehicle.
Our customers have the option to remit payments based on monthly billing statements, coupon books or electronic funds transfers. Customer payments are processed by regional third-party processing centers that electronically transfer payment data to customers’ accounts. We also utilize regional customer service centers to handle customer questions or requests for changes of address, payoff quotes, copies of contracts and other requests.
Collection activity is typically initiated when a customer becomes 10 days past due. Accounts 10 days past due receive a reminder notice. When an account is approximately 15 days or more past due, but less than 48 days past due, attempts are made to contact the customer and make payment arrangements. Once an account becomes 48 days past due, one of our specialized collection centers begins collection follow-up, with the objective of tracking the account more closely and making appropriate decisions regarding repossession of the vehicle.
During the collection process, we may offer a payment extension to a customer experiencing temporary financial difficulty, enabling the customer to delay monthly payments for 30, 60 or 90 days, thereby deferring the maturity date of the contract by such period of delay. Extensions granted to a customer typically do not exceed 90 days in the aggregate over any twelve-month period or 180 days in aggregate over the life of the contract. If the customer’s financial difficulty is not temporary, and management believes the customer could continue to make payments at a lower payment amount, we may offer to rewrite the remaining obligation, extending the term and lowering the monthly payment obligation. Extensions and rewrites are techniques that help mitigate financial loss in those cases where management believes that the customer will recover from financial difficulty and resume regularly scheduled payments, or can fulfill the obligation with lower payments over a longer period of time. Before offering an extension or rewrite, collection personnel evaluate and take into account the capacity of the customer to meet the revised payment terms. While the granting of an extension could delay the eventual charge-off of an account, typically we are able to repossess and sell the related collateral, thereby mitigating the loss. As an indication of the effectiveness of our consumer credit practices, of the total amount outstanding in the United States traditional retail and lease portfolios as of December 31, 2002, only 7.4% of the extended or rewritten accounts were subsequently charged off, through December 31, 2005. A three-year period was utilized for this analysis as this approximates the weighted average remaining term of the portfolio. As of December 31, 2005, 5.8% of the total amount of accounts outstanding in the portfolio had been granted an extension or were rewritten.
Subject to legal considerations, we will normally begin repossession activity once an account becomes 60 days past due. Repossession may occur earlier if management determines that the customer is unwilling to pay, the vehicle is in danger of being damaged or hidden or if the customer voluntarily surrenders the vehicle. Repossessions are handled by approved third-party repossession firms. Normally, the customer is given a period of time to redeem the vehicle by paying off the account or bringing the account current. If the vehicle is not redeemed, it is sold at auction. If the proceeds are not sufficient to cover the unpaid balance, any accrued interest, unpaid finance charges and allowable expenses, the resulting deficiency is charged-off. Regional asset recovery centers pursue collections on accounts that have been charged-off, including those accounts that have been repossessed and skip accounts where the vehicle cannot be located.

Management’s Discussion and Analysis
General Motors Acceptance Corporation
We have historically serviced retail contracts and leases in our managed portfolio and will continue to do so in the future through our new subsidiary, Semperian. We have, however, a new focus of selling the retail contracts (on a whole loan basis) we purchase or underwrite. With respect to retail and lease contracts we sell, we retain the right to service such retail contracts and leases and earn a servicing fee for such servicing functions. As of December 31, 2005 and 2004, our total consumer automotive serviced portfolio was $124.1 billion and $131.4 billion, respectively. Our consumer automotive managed portfolio was $108.4 billion and $124.2 billion in 2005 and 2004.
Consumer Credit Risk Management
Credit losses in our consumer automotive retail contract and lease portfolio are influenced by general business and economic conditions, such as unemployment rates, bankruptcy filings and used vehicle prices. We analyze credit losses according to frequency (i.e., the number of contracts that default) and severity (i.e., the dollar magnitude of loss per occurrence of default). We manage credit risk through our contract purchase policy, credit review process (including our proprietary credit scoring system) and servicing capabilities.
In general, the credit quality of the off-balance sheet portfolio is representative of our overall managed consumer automotive retail contract portfolio. However, the process of creating a pool of retail finance receivables for securitization or sale typically involves excluding retail contracts that are greater than 30 days delinquent at such time. In addition, the process involves selecting from a pool of receivables that are currently outstanding and, therefore, represent “seasoned” contracts. A seasoned portfolio that excludes delinquent contracts historically results in better credit performance in the managed portfolio than in the on-balance sheet portfolio of retail finance receivables. In addition, the current off-balance sheet transactions are comprised mainly of subvented rate retail finance receivables, which generally attract higher quality customers (which would otherwise be cash purchasers) than customers typically associated with non-subvented receivables.
The managed portfolio includes retail receivables held on-balance sheet for investment and receivables securitized and sold that we continue to service and have a continued involvement in (i.e., in which we retain an interest or risk of loss in the underlying receivables), but excludes securitized and sold finance receivables that we continue to service but have no other continuing involvement (serviced-only portfolio). We believe that the disclosure of the credit experience of the managed portfolio presents a more complete presentation of our credit exposure because the managed basis reflects not only on-balance sheet receivables, but also securitized assets as to which we retain a risk of loss in the underlying assets (typically in the form of a subordinated retained interest).
The following tables summarize pertinent loss experience in the managed and on-balance sheet consumer automotive retail contract portfolio. Consistent with the presentation in our Consolidated Balance Sheet, retail contracts presented in the table represent the principal balance of the finance receivable discounted for any unearned rate support received from GM.

	Average retail	Annual charge-offs,
Year ended December 31, ($ in millions)	assets	net of recoveries (a)			Net charge-off rate

Managed	2005	2005	2004	2003	2005	2004	2003

North America	$73,927	$735	$912	$912	0.99%	1.10%	1.07%
International	14,769	132	130	216	0.89%	0.94%	1.78%

Total managed	$88,696	$867	$1,042	$1,128	0.98%	1.08%	1.16%

On-balance sheet
North America	$68,353	$719	$890	$857	1.05%	1.18%	1.18%
International	14,769	132	130	216	0.89%	0.94%	1.78%

Total on-balance sheet	$83,122	$851	$1,020	$1,073	1.02%	1.14%	1.26%

(a)	Net charge-offs exclude amounts related to the lump-sum payments on balloon finance contracts. These amounts totaled $1, $31 and $117 for the years ended December 31, 2005, 2004 and 2003 respectively.

Management’s Discussion and Analysis
General Motors Acceptance Corporation
The following table summarizes pertinent delinquency experience in the consumer automotive retail contract portfolio.

	Percent of retail contracts 30 days
	or more past due (a)

	Managed		On-balance sheet

	2005	2004	2005	2004

North America	2.21%	2.11%	2.37%	2.30%
International	2.68%	2.82%	2.68%	2.82%
Total	2.33%	2.28%	2.46%	2.44%

(a)	Past due contracts are calculated on the basis of the average number of contracts delinquent during a month and exclude accounts in bankruptcy.
In addition to the preceding loss and delinquency data, the following table summarizes bankruptcies and repossession information for the United States consumer automotive retail contract portfolio (which represents approximately 65% of our on-balance sheet consumer automotive retail contract portfolio):

	Managed		On-balance sheet

Year ended December 31,	2005	2004	2005	2004

Average retail contracts in bankruptcy (in units) (a)	102,858	89,358	98,744	83,509
Bankruptcies as a percent of average number of contracts outstanding	2.27%	1.75%	2.35%	1.83%
Retail contract repossessions (in units)	101,546	110,787	98,838	106,738
Repossessions as a percent of average number of contracts outstanding	2.24%	2.17%	2.35%	2.34%

(a)	Average retail contracts in bankruptcy are calculated using the yearly average of the month end bankruptcies.
Our allowance for credit losses is intended to cover management’s estimate of incurred losses in the portfolio (refer to the Critical Accounting Estimates section of this MD&A and Note 1 to our Consolidated Financial Statements for further discussion). The following table summarizes activity related to the consumer allowance for credit losses for our Financing operations.

Year ended December 31, ($ in millions)	2005	2004

Allowance at beginning of year	$2,035	$2,084
Provision for credit losses	443	978
Charge-offs
Domestic	(839)	(1,010)
Foreign	(192)	(224)

Total charge-offs	(1,031)	(1,234)

Recoveries
Domestic	131	102
Foreign	48	81

Total recoveries	179	183

Net charge-offs	(852)	(1,051)
Impacts of foreign currency translation	(12)	20
Securitization activity	4	4

Allowance at end of year	$1,618	$2,035
Allowance coverage (a)	2.26%	2.19%

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet consumer automotive retail contracts.
Our consumer automotive leases are operating leases and, therefore, exhibit different loss performance as compared to consumer automotive retail contracts. Credit losses on the operating lease portfolio are not as significant as losses on retail contracts because lease losses are limited to past due payments, late charges and fees for excess mileage and excessive wear and tear. Since some of these fees are not assessed until the vehicle is returned, credit losses on the lease portfolio are correlated with lease termination volume. As further described in the Critical Accounting Estimates section of this MD&A, credit risk is considered within the overall depreciation rate and the resulting net carrying value of the operating lease asset. North American operating lease accounts past due over 30 days represented 1.33% and 1.59% of the total portfolio at December 31, 2005 and 2004, respectively.
Credit fundamentals in our consumer automotive portfolio remain stable, with a slight deterioration in delinquencies and an improvement in consumer credit loss rates and loss severity, as compared to 2004. The decrease in loss severity is illustrated by a reduction in the average loss incurred per new vehicle repossessed in the United States traditional portfolio, which declined from $7,993 in 2004 to $7,825 in 2005. The decline in loss severity is attributable to the strengthening in the used vehicle market resulting from a lower supply of used vehicles. The increase in delinquency trends in the North American portfolio is the result of lower on-balance sheet prime retail asset levels, primarily as a result of an increase in whole loan sales, the negative impact of accounts affected by Hurricane Katrina and moderate weakening in the credit quality of the portfolio, as compared to recent years. Conversely, delinquency trends in the International portfolio have shown an improvement since 2004 as a result of a change in the mix of new and used

Management’s Discussion and Analysis
General Motors Acceptance Corporation
retail contracts in the portfolio, as well as a significant improvement in the credit performance in certain international countries.
Consumer credit loss rates in North America decreased in 2005 as compared to 2004. The decrease is reflective of the improvement in severity. The increase in the number of bankruptcies in the U.S. portfolio in 2005 is due to the change in bankruptcy law effective October 17, 2005, which makes it more difficult for some U.S. consumers to qualify for certain protections previously afforded to bankruptcy debtors. New bankruptcy filings in our U.S. portfolio increased dramatically in October, prior to the change in law, and decreased sharply in November and December.
The allowance for credit losses as a percentage of the total on-balance sheet consumer portfolio remained stable in comparison to December 2004 as the consumer allowance year over year decreased along with automotive retail asset levels.
Remarketing and Sales of Leased Vehicles
In a consumer lease, we assume ownership of the vehicle from the dealer. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. Typically, the vehicle is returned to us for remarketing through an auction. We generally bear the risk of loss to the extent that the value of a leased vehicle upon remarketing is below the projected residual value determined at the time the lease contract is signed. However, General Motors shares this risk with us in certain circumstances as described previously at General Motors Marketing Incentives.
When vehicles are not purchased by customers or the receiving dealer at lease termination, we regain possession of the leased vehicles from the customers and sell the vehicles, primarily through physical and internet auctions. The following table summarizes our methods of vehicle sales in the United States at lease termination, stated as a percentage of total lease vehicle disposals.

Year Ended December 31,	2005	2004	2003

Auction
Physical	42%	43%	43%
Internet	39%	39%	35%
Sale to dealer	12%	12%	18%
Other (including option exercised by lessee)	7%	6%	4%

We primarily sell our off-lease vehicles through:

•	Physical auctions — We dispose of approximately half of our off-lease vehicles not purchased at termination by the lease consumer or dealer, through traditional official General Motors-sponsored auctions. We are responsible for handling decisions at the auction, including arranging for inspections, authorizing repairs and reconditioning and determining whether bids received at auction should be accepted.

•	Internet auctions — We offer off-lease vehicles to GM dealers and affiliates through a proprietary internet site (SmartAuction). This internet sales program was established in 2000 to increase the net sales proceeds from off-lease vehicles by reducing the time between vehicle return and ultimate disposition, which in turn would reduce holding costs, and broaden the number of prospective buyers, thereby maximizing proceeds. We maintain the internet auction site, set the pricing floors on vehicles and administer the auction process. We earn a service fee for every sale. Remarketing fee revenue, primarily generated through SmartAuction, was $63.5 million, $57.6 million and $50.8 million as of December 31, 2005, 2004 and 2003, respectively. The internet sales program has increased significantly since inception and was the remarketing channel for nearly half of our 2005 off-lease vehicles disposed of through auction in the United States.
Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer lease portfolio. This lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. The following factors most significantly influence lease residual risk:

•	Used vehicle market — We are at risk due to changes in used vehicle prices. General economic conditions, off-lease vehicle supply and new vehicle market prices (of both GM and other manufacturers) most heavily influence used vehicle prices.

•	Initial residual value projections — As previously discussed, we establish residual values at lease inception by consulting independently published guides. These values are projections of expected values in the future (typically between two and four years) based on current assumptions for the respective make and model. Actual realized values often differ.

•	Remarketing abilities — Our ability to efficiently process and effectively market off-lease vehicles impacts the disposal costs and the proceeds realized from vehicle sales.

•	General Motors vehicle and marketing programs — GM influences lease residual results in the following ways:

>	GM provides support to us for certain residual deficiencies.

>	The brand image and consumer preference of GM products impact residual risk, as our lease portfolio consists primarily of GM vehicles.

>	GM marketing programs that may influence the used vehicle market for GM vehicles, through programs such as incentives on new vehicles, programs designed to encourage lessees to terminate their leases early in conjunction with the acquisition of a new GM vehicle (referred to as pull ahead programs) and special rate used vehicle programs.

Management’s Discussion and Analysis
General Motors Acceptance Corporation
The following table summarizes the volume of lease terminations and the average sales proceeds on 36-month scheduled lease terminations in the United States for the years indicated. 36 month terminations represent approximately 69% of our total terminations in 2005.

Year ended December 31,	2005	2004	2003

Off-lease vehicles remarketed (in units)	283,480	413,621	610,575
Sales proceeds on scheduled lease terminations (36-month) ($ per unit)	$14,392	$14,182	$13,313

Our off-lease vehicle remarketing results improved in 2005, as compared to the past few years, primarily as a result of a decline in the volume of vehicles coming off-lease and the fact that the underlying contractual residual values (on the current portfolio) were lower than the residuals established on prior years’ volume. Additionally, we have continued aggressive use of the internet in disposing of off-lease vehicles. This initiative has improved efficiency, reduced costs and ultimately increased the net proceeds on the sale of off-lease vehicles. In 2006, continued improvement in remarketing results is expected as off-lease vehicle supply will continue to decline and the favorable effect of lower contractual residual values continues.
In recent years, the percentage of lease contracts terminated prior to the scheduled maturity date has increased primarily due to GM-sponsored pull ahead programs. Under these marketing programs, consumers are encouraged to terminate leases early in conjunction with the acquisition of a new GM vehicle. The sales proceeds per vehicle on scheduled lease terminations in the preceding table does not include the effect of payments related to the pull ahead programs.
Commercial Financing
Automotive Wholesale Dealer Financing
One of the most important aspects of our financing operations is supporting the sale of GM vehicles through wholesale or floor plan financing, primarily to finance purchases by dealers of new and used vehicles manufactured or distributed by General Motors and, less often, other vehicle manufacturers, prior to sale or lease to the ultimate customer. Wholesale financing represents the largest portion of our commercial financing business, and is the primary source of funding for GM dealers’ purchases of new and used vehicles. In 2005, we financed 6 million new GM vehicles (representing an 82% share of GM sales to dealers). In addition, we financed approximately 180,000 new non-GM vehicles. The following discussion centers on our operations in the United States, which are generally reflective of our global business practices; however, certain countries have unique statutory or regulatory requirements that impact business practices. The effects of such requirements are not significant to our consolidated financial condition, results of operations or cash flows.
Wholesale credit is arranged through lines of credit extended to individual dealers. In general, each wholesale credit line is secured by all vehicles owned by the dealer and, in some instances, by other assets owned by the dealer or the dealer’s personal guarantee. The amount we advance to dealers is equal to 100% of the wholesale invoice price of new vehicles, which includes destination and other miscellaneous charges and, with respect to vehicles manufactured by General Motors and other motor vehicle manufacturers, a price rebate, known as a holdback, from the manufacturer to the dealer in varying amounts stated as a percentage of the invoice price. The advances are made to dealers on the date that the financed vehicles are estimated to be delivered and at the same time interest begins to accrue. Interest on wholesale financing is generally payable monthly. Most wholesale financing is structured to yield interest at a floating rate indexed to the Prime Rate. The rate for a particular dealer is based on, among other things, competitive factors, the amount and status of the dealer’s creditworthiness and various incentive programs.
Under the terms of the credit agreement with the dealer, we may demand payment of interest and principal on wholesale credit lines at any time. However, unless we terminate the credit line or the dealer defaults, we generally require payment of the principal amount financed for a vehicle upon its sale or lease by the dealer to the customer. Ordinarily, a dealer has between one and five days, based on risk and exposure of the account, to satisfy the obligation.
Wholesale financing accounted for $1,120 million, $1,103 million and $878 million of our revenues in 2005, 2004 and 2003, respectively.

Management’s Discussion and Analysis
General Motors Acceptance Corporation
The following table summarizes our wholesale financing of new vehicles and share of GM sales to dealers in markets where we operate.

	GMAC volume			Shares of GM sales to dealers

Year ended December 31, (thousands of units)	2005	2004	2003	2005	2004	2003

GM vehicles
North America	3,798	4,153	4,225	80%	81%	80%
International	2,462	2,207	1,892	84%	86%	96%

Total GM vehicles	6,260	6,360	6,117	82%	83%	84%

Non-GM vehicles	180	198	195

Total wholesale volume	6,440	6,558	6,312

Our wholesale financing continues to be the primary funding source for GM dealer inventories, as 2005 penetration levels in North America remained relatively consistent with 2004 levels, and continue to reflect traditionally strong levels. The decrease in our share of GM sales to dealers for the International portfolio is primarily due to including China and Chevrolet/ Daewoo, which has a comparably lower level of financings as a percentage of GM sales to dealers than other GM brands.
Credit Approval
Prior to establishing a wholesale line of credit, we perform a credit analysis of the dealer. During this analysis, we:

•	review credit reports, financial statements and may obtain bank references;

•	evaluate the dealer’s marketing capabilities;

•	evaluate the dealer’s financial condition; and

•	assess the dealer’s operations and management.
Based on this analysis, we may approve the issuance of a credit line and determine the appropriate size. The credit lines represent guidelines, not limits. Therefore, the dealers may exceed them on occasion, an example being a dealer exceeding sales targets contemplated in the credit approval process. Generally, the size of the credit line is intended to be an amount sufficient to finance a 60-90 day supply of new vehicles and a 30-60 day supply of used vehicles. Our credit guidelines ordinarily require that advances to finance used vehicles be approved on a unit by unit basis.
Servicing and Monitoring
We service all of the wholesale credit lines in our portfolio as well as the wholesale finance receivables that we have securitized. A statement setting forth billing and account information is prepared by us and distributed on a monthly basis to each dealer. Interest and other non-principal charges are billed in arrears and are required to be paid immediately upon receipt of the monthly billing statement. Dealers remit payments directly to a GMAC office, typically within geographic proximity to the dealer.
Dealers are assigned a credit category based on various factors, including capital sufficiency, financial outlook and credit history. The credit category impacts the amount of the line of credit, the determination of further advances and the management of the account. We monitor the level of borrowing under each dealer’s account daily. When a dealer’s balance exceeds the credit line, we may temporarily suspend the granting of additional credit or increase the dealer’s credit line, following evaluation and analysis of the dealer’s financial condition and the cause of the excess.
Our personnel periodically inspect and verify the existence of dealer vehicle inventories. The timing of the verifications varies and no advance notice is given to the dealer. Among other things, verifications are intended to determine dealer compliance with the financing agreement and confirm the status of our collateral.
Other Commercial Financing
We provide other forms of commercial financing for the automotive industry as well as for companies in other industries. The following describes our other financing markets and products:

•	Automotive dealer term loans — We make loans to dealers to finance other aspects of the dealership business. These loans are typically secured by real estate, other dealership assets and occasionally the personal guarantees of the individual owner of the dealership. Automotive dealer loans comprised 2% of our Financing operations’ assets as of December 31, 2005 consistent with 2004.

•	Automotive fleet financing — Dealers, their affiliates and other companies may obtain financing to buy vehicles, which they lease or rent to others. These transactions represent our fleet financing activities. We generally have a security interest in these vehicles and in the rental payments. However, competitive factors may occasionally limit the security interest in this collateral. Automotive fleet financing comprised less than 1% of our Financing operations’ assets as of December 31, 2005 consistent with 2004.

•	Full service leasing products — We offer full service individual and fleet leasing products in Europe, Mexico, Australia and New Zealand. In addition to financing the vehicles, we offer maintenance, fleet and accident management services, as well

Management’s Discussion and Analysis
General Motors Acceptance Corporation

as fuel programs, short-term vehicle rental and title and licensing services. Full service leasing products comprised 1% of our Financing operations’ assets as of December 31, 2005 consistent with 2004.

•	Specialty lending — Through our commercial finance operations, we provide asset-based lending, equipment finance, structured finance and factoring services in the United States, the United Kingdom and Canada to companies in the apparel, textile, automotive supplier and other industries. Assets related to our specialty lending activities comprised 3% of our Financing operations’ assets as of December 31, 2005 consistent with 2004.
Commercial Credit Risk Management
Our credit risk on the commercial portfolio is markedly different than that of our consumer portfolio. Whereas the consumer portfolio represents a homogeneous pool of retail contracts and leases that exhibit fairly predictable and stable loss patterns, the commercial portfolio exposures are less predictable. In general, the credit risk of the commercial portfolio is tied to overall economic conditions in the countries in which we operate. Further, our credit exposure is concentrated in automotive dealerships (primarily GM dealerships), as approximately 66% of the Financing operations’ commercial loan portfolio is related to this industry. Occasionally, GM provides payment guarantees on certain commercial loans and receivables we have outstanding. As of December 31, 2005, approximately $934 million in commercial loans and receivables were covered by a GM guarantee.
Credit risk is managed and guided by policies and procedures that are designed to ensure that risks are accurately assessed, properly approved and continuously monitored. Our individual business units approve significant transactions and are responsible for credit risk assessments (including the evaluation of the adequacy of the collateral). Our individual business units also monitor the credit risk profile of individual borrowers and the aggregate portfolio of borrowers — either within a designated geographic region or a particular product or industry segment. Corporate approval is required for transactions exceeding business unit approval limits. Credit risk monitoring is supplemented at the corporate portfolio level through a periodic review performed by our Chief Credit Officer.
To date, the only commercial receivables that have been securitized and accounted for as off-balance sheet transactions represent wholesale lines of credit extended to automotive dealerships, which historically experience low losses. Since only wholesale accounts have historically been securitized, the amount of losses on our managed portfolio is substantially the same as our on-balance sheet portfolio. As a result, only the on-balance sheet commercial portfolio credit experience is presented in the following table:

	Total	Impaired		Average	Annual charge-offs,
	loans	loans (a)		loans	net of recoveries

Year ended December 31, ($ in millions)	2005	2005	2004	2005	2005	2004	2003

Wholesale	$20,574	$299	$534	$23,403	$4	$2	$5
		1.45%	1.91%		0.02%	0.01%	0.02%
Other commercial financing	10,412	475	664	11,450	33	71	194
		4.56%	5.52%		0.29%	0.59%	1.41%

Total on-balance sheet	$30,986	$774	$1,198	$34,853	$37	$73	$199
		2.50%	3.00%		0.11%	0.18%	0.53%

(a)	Includes loans where it is probable that we will be unable to collect all amounts due according to the terms of the loan.
Net losses on the wholesale portfolio in 2005 remained at traditionally low levels. Charge-offs in the commercial portfolio decreased as compared to 2004 resulting from a lower amount of charge-offs at our Commercial Finance Group (included in other commercial financing in the preceding table). Impaired loans in the wholesale commercial loan portfolio have also decreased in comparison to December 2004 levels as a result of a decrease in the amounts outstanding in the wholesale lines of credit for certain dealer accounts. In addition, impaired loans have also declined in the other commercial financing portfolio since December 2004. The decrease in allowance coverage for commercial credit losses is consistent with the lower level of charge-offs and a lower amount of loans specifically identified as impaired.
Our allowance for credit losses is intended to cover management’s estimate of incurred losses in the portfolio (refer to the Critical Accounting Estimates section of this MD&A and Note 1 to our Consolidated Financial Statements for further discussion). The

Management’s Discussion and Analysis
General Motors Acceptance Corporation
following table summarizes activity related to the commercial allowance for credit losses for our Financing operations.

Year ended December 31, (in millions)	2005	2004

Allowance at beginning of year	$322	$391
Provision for credit losses	(24)	(3)
Charge-offs
Domestic	(37)	(75)
Foreign	(13)	(7)

Total charge-offs	(50)	(82)

Recoveries
Domestic	9	6
Foreign	4	3

Total recoveries	13	9

Net charge-offs	(37)	(73)
Impacts of foreign currency translation	(14)	6
Securitization activity	(2)	1

Allowance at end of year	$245	$322

Results of Operations
The following table summarizes the operating results of our Financing operations for the periods indicated. The amounts presented are before the elimination of balances and transactions with our other operating segments.

Year ended December 31,
($ in millions)	2005	2004	Change	%

Revenue
Consumer	$6,540	$6,796	($256)	(4)
Commercial	1,805	1,686	119	7
Operating leases	7,037	6,566	471	7

Total financing revenue	15,382	15,048	334	2
Interest and discount expense	(9,039)	(7,175)	(1,864)	(26)
Provision for credit losses	(419)	(975)	556	57

Net financing revenue	5,924	6,898	(974)	(14)
Other income	3,440	2,827	613	22
Depreciation expense on operating leases	(5,244)	(4,828)	(416)	(9)
Noninterest expense	(2,528)	(2,818)	290	10
Goodwill impairment	(648)	—	(648)	—
Income tax expense	(278)	(603)	325	54

Net income	$666	$1,476	($810)	(55)

Total assets	$194,236	$225,565	($31,329)	(14)

Financing operations earned $666 million, including non-cash goodwill impairment charges of $398 million (after-tax) relating to our Commercial Finance operating segment. Excluding the goodwill impairment charges, operating income for our Financing operations was $1,064 million, a decrease of 28% in comparison to 2004. Operating income decreased primarily due to lower net interest margins as a result of higher borrowing costs. The decline in net interest margins was slightly offset by lower consumer credit provisions, primarily as a result of lower asset levels and the impact of improved used vehicle prices on terminating leases. Net income from International operations remained strong at $408 million in 2005, as compared to $415 million earned in 2004, despite a decrease in net interest margins.
Total financing revenue increased 2% as compared to 2004. The commercial portfolio benefited from an increase in market interest rates as the majority of the portfolio is of a floating rate nature. Operating lease revenue increased year over year as the size of the operating lease portfolio increased by approximately 20% since December 2004. The increase in the portfolio is reflective of GM’s shift of some marketing incentives to consumer leases from retail contracts late in 2004.
The increase in interest and discount expense of $1,864 million is consistent with the overall increase in market interest rates during the year, but also reflective of the widening of our corporate credit spreads as we experienced a series of credit rating actions during the year. The impact of the increased spreads will continue to affect results, as our lower cost debt matures, leaving debt borrowed at higher spreads on the books. Refer to the Funding and Liquidity section of this MD&A for further discussion.
Despite the impact of Hurricane Katrina, the provision for credit losses decreased by 57% in 2005, resulting from a combination of lower consumer asset levels primarily due to an increase in whole loan sales, improved loss performance on retail contracts and improved performance on the non-automotive commercial portfolio. Refer to the Credit Risk discussion within this Financing Operations Section of the MD&A for further discussion.
During the fourth quarter we recognized a non-cash goodwill impairment charge of $398 million (after-tax). The charge relates to our Commercial Finance Group operating segment and, in particular, primarily to the goodwill recognized in connection with the 1999 acquisition of The Bank of New York’s commercial finance business. These charges resulted from annual impairment tests required to be made for all of our reporting units in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142).

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Mortgage Operations
Our Mortgage operations are comprised of three separate operating and reporting segments: GMAC Residential Holding Corp. (GMAC Residential), GMAC-RFC Holding Corp. (GMAC-RFC) and GMAC Commercial Holding Corp. (GMAC Commercial Mortgage). The principal activities of the three segments involve the origination, purchase, servicing, sale and securitization of consumer (i.e., residential) and commercial mortgage loans and other mortgage related products (e.g., real estate services). Typically, mortgage loans are originated and sold to investors in the secondary market, including securitization sales.
In March 2005, we transferred ownership of GMAC Residential and GMAC-RFC to a newly formed wholly owned subsidiary holding company ResCap. For additional information please refer to ResCap’s annual report on Form 10-K for the period ended December 31, 2005, filed separately with the SEC, which report is not deemed incorporated into any of our filings under the Securities Act or the Exchange Act. As part of this transfer of ownership, certain agreements were put in place between us and ResCap that restrict ResCap’s ability to declare dividends or prepay subordinated indebtedness owed to us. While we believe that the restructuring of these operations and the agreements between us and ResCap will allow ResCap to access more attractive sources of capital, the agreements limit our ability to return funds for dividends and debt payments.
On August 3, 2005, we announced that we had entered into a definitive agreement to sell a majority equity interest in our commercial mortgage subsidiary, GMAC Commercial Mortgage, to an investor group comprised of Kohlberg Kravis Roberts & Co., Five Mile Capital Partners and Goldman Sachs Capital Partners. GMAC Commercial Mortgage provides a variety of financing products and services, including permanent, interim, mezzanine and construction lending, as well as equity capital and has a servicing portfolio of approximately $276 billion. On March 23, 2006, we completed the sale of 78% of our equity in GMAC Commercial Mortgage. Please refer to Note 25 to our Consolidated Financial Statements for further details.
Industry and Competition
Our Mortgage operations primarily operate in the residential real estate finance industry. The U.S. residential mortgage market has been a growth market for the last several decades. This growth has been driven by a variety of factors including low interest rates, increasing rates of homeownership, greater access to mortgage financing, the development of an efficient secondary market, home price appreciation and the tax advantage of mortgage debt compared to other forms of consumer debt. Origination of residential mortgage loans has expanded rapidly in recent years as a result of historically low interest rates, but slowed in 2004 as interest rates rose. In 2005, approximately $2.8 trillion in residential mortgage loans were funded in the U.S., consistent with 2004 levels and below the $3.8 trillion in 2003.
Prime credit quality mortgage loans are the largest component of the residential mortgage market in the U.S. with loans conforming to the underwriting standards of Fannie Mae and Freddie Mac, Veterans’ Administration-guaranteed loans and loans insured by the Federal Housing Administration representing a significant portion of all U.S. residential mortgage production. Prime credit quality loans that do not conform to the underwriting standards of the government-sponsored enterprises because their original principal amounts exceeded Fannie Mae or Freddie Mac limits or they otherwise did not meet the relevant documentation or property requirements represent a growing portion of the residential mortgage market. Home equity mortgage loans, which are typically mortgage loans secured by a second (or more junior) lien on the underlying property, continue to grow in significance within the U.S. residential real estate finance industry.
The development of an efficient secondary market for residential mortgage loans, including the securitization market, has played an important role in the growth of the residential real estate finance industry. Mortgage-backed and mortgage-related asset-backed securities are issued by private sector issuers as well as by government-sponsored enterprises, primarily Fannie Mae and Freddie Mac.
An important source of capital for the residential real estate finance industry is warehouse lending. These facilities provide funding to mortgage loan originators until the loans are sold to investors in the secondary mortgage loan market.
The global mortgage markets, particularly in Europe, are less mature than the U.S. mortgage market. The historic lack of available sources of liquidity make these markets a potential opportunity for growth. As a result, many of our competitors have recently entered the global mortgage markets.
Our mortgage business operates in a highly competitive environment and faces significant competition from commercial banks, savings institutions, mortgage companies and other financial institutions. In addition, our Mortgage operations earnings are subject to volatility due to seasonality inherent in the mortgage banking industry and volatility in interest rate markets.
U.S. Residential Real Estate Finance
Through our activities at GMAC Residential and GMAC-RFC, we are one of the largest residential mortgage producers and servicers in the U.S., producing approximately $159 billion in residential mortgage loans in 2005 and servicing approximately $355 billion in residential mortgage loans as of December 31, 2005. We are also one of the largest non-agency issuers of mortgage-backed and mortgage-related asset-backed

Management’s Discussion and Analysis
General Motors Acceptance Corporation
securities in the United States, issuing approximately $56.7 billion of these securities in 2005. The principal activities of our U.S. residential real estate finance business include originating, purchasing, selling and securitizing residential mortgage loans, servicing residential mortgage loans for ourselves and others, providing warehouse financing to residential mortgage loan originators and correspondent lenders to originate residential mortgage loans, creating a portfolio of mortgage loans and retained interests from our securitization activities, conducting limited banking activities through GMAC Bank and providing real estate closing services.
Our GMAC Residential segment comprises the portion of our residential real estate finance operations in the U.S. with a greater focus on the direct origination of mortgage loans primarily with consumers of prime credit quality. Most of these loans conform to the underwriting requirements of the Federal National Mortgage Association, which is commonly referred to as Fannie Mae, and the Federal Home Loan Mortgage Corporation, which is commonly referred to as Freddie Mac. Our GMAC-RFC segment comprises the portion of our residential real estate finance operations in the U.S. with a greater focus on the purchase of mortgage loans in the secondary market and the origination of loans through mortgage brokers. Mortgage loans produced in this segment cover a broad spectrum of the credit scale and generally do not conform to the underwriting standards of Fannie Mae or Freddie Mac.
We originate and acquire mortgage loans that generally fall into one of the following five categories:

•	Prime Conforming Mortgage Loans — These are prime credit quality first-lien mortgage loans secured by single-family residences that meet or conform to the underwriting standards established by Fannie Mae or Freddie Mac for inclusion in their guaranteed mortgage securities programs.

•	Prime Non-Conforming Mortgage Loans — These are prime credit quality first-lien mortgage loans secured by single-family residences that either (1) do not conform to the underwriting standards established by Fannie Mae or Freddie Mac, because they have original principal amounts exceeding Fannie Mae and Freddie Mac limits ($359,650 in 2005 and $333,700 in 2004), which are commonly referred to as jumbo mortgage loans, or (2) have alternative documentation requirements and property or credit-related features (e.g., higher loan-to-value or debt-to-income ratios), but are otherwise considered prime credit quality due to other compensating factors.

•	Government Mortgage Loans — These are first-lien mortgage loans secured by single-family residences that are insured by the Federal Housing Administration or guaranteed by the Veterans Administration.

•	Nonprime Mortgage Loans — These are first-lien and certain junior lien mortgage loans secured by single-family residences, made to individuals with credit profiles that do not qualify for a prime loan, have credit-related features that fall outside the parameters of traditional prime mortgage products or have performance characteristics that otherwise expose us to comparatively higher risk of loss.

•	Prime Second-Lien Mortgage Loans — These are open- and closed-end mortgage loans secured by a second or more junior lien on single-family residences, which include home equity mortgage loans.
Our products are offered to customers through the following origination channels:

•	Direct Lending Network — Our direct lending network consists of retail branches, internet and telephone-based operations. Our retail network targets customers desiring face-to-face service. Typical referral sources are realtors, homebuilders, credit unions, small banks and affinity groups.

•	Mortgage Brokerage Network — We also originate residential mortgage loans through mortgage brokers. Loans sourced by mortgage brokers are funded by us and generally closed in our name. When originating loans through mortgage brokers, the mortgage broker’s role is to identify the applicant, assist in completing the loan application, gather necessary information and documents and serve as our liaison with the borrower through the lending process. We review and underwrite the application submitted by the mortgage broker, approve or deny the application, set the interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all conditions required by us, fund the loan. We qualify and approve all mortgage brokers who generate mortgage loans for us, and we continually monitor their performance.

•	Correspondent Lender and other Secondary Market Purchases — Loans purchased from correspondent lenders are originated or purchased by the correspondent lenders and subsequently sold to us. As with our mortgage brokerage network, we approve any correspondent lenders that participate in our loan purchase programs.
We also purchase pools of residential mortgage loans from entities other than correspondent lenders, which we refer to as bulk purchases. These purchases are generally made from large financial institutions. In connection with these purchases, we typically conduct due diligence on all or a sampling of the mortgage pool and use our underwriting technology to determine if the loans meet the underwriting requirements of our loan programs.
Underwriting Standards
All mortgage loans that we originate and most of the mortgage loans we purchase are subject to our underwriting guidelines and loan origination standards. When originating mortgage loans directly through our retail branches, or by internet or telephone, or indirectly through mortgage brokers, we follow established lending

Management’s Discussion and Analysis
General Motors Acceptance Corporation
policies and procedures that require consideration of a variety of factors, including:

•	the borrower’s capacity to repay the loan;

•	the borrower’s credit history;

•	the relative size and characteristics of the proposed loan; and

•	the amount of equity in the borrower’s property (as measured by the borrower’s loan-to-value ratio).
Our underwriting standards have been designed to produce loans that meet the credit needs and profiles of our borrowers, thereby creating more consistent performance characteristics for investors in our loans. When purchasing mortgage loans from correspondent lenders, we either re-underwrite the loan prior to purchase or delegate underwriting responsibility to the correspondent lender originating the mortgage loan.
To further ensure consistency and efficiency, much of our underwriting analysis is conducted through the use of automated underwriting technology. We also conduct a variety of quality control procedures and periodic audits to ensure compliance with our origination standards, including our responsible lending standards and legal requirements. Although many of these procedures involve manual reviews of loans, we seek to leverage our technology in further developing our quality control procedures. For example, we have programmed many of our compliance standards into our loan origination systems and continue to use and develop automated compliance technology to mitigate regulatory risk.
Sale and Securitization of Assets
We sell most of the mortgage loans we originate or purchase. In 2005, we sold $149.6 billion in mortgage loans. We typically sell our Prime Conforming Mortgage Loans in sales that take the form of securitizations guaranteed by Fannie Mae or Freddie Mac, and we typically sell our Government Mortgage Loans in securitizations guaranteed by the Government National Mortgage Association, or Ginnie Mae. In 2005, we sold $50.6 billion of mortgage loans to government-sponsored enterprises, or 34% of the total loans we sold, and $99.0 billion to other investors through whole loan sales and securitizations, including both on-balance sheet and off-balance sheet securitizations. We recognized gains on the sale and securitizations of loans of $1,201 million, $788 million and $2,155 million in 2005, 2004 and 2003, respectively. We hold the mortgage loans that we do not sell and the securities and subordinated interests that we retain in our securitizations as part of our investment portfolio. Our sale and securitization activities include developing asset sale or retention strategies, conducting pricing and hedging activities and coordinating the execution of whole loan sales and securitizations.
In addition to cash we receive in exchange for the mortgage loans we sell to the securitization trust, we often retain interests in the securitization trust as partial payment for the loans and generally hold these retained interests in our investment portfolio. These retained interests may take the form of mortgage-backed or mortgage-related asset-backed securities (including senior and subordinated interests), interest-only, principal-only, investment grade, non-investment grade or unrated securities.
Servicing Activities
Although we sell most of the residential mortgage loans that we produce, we generally retain the rights to service these loans. The mortgage servicing rights we retain consist of primary and master servicing rights. Primary servicing rights represent our right to service certain mortgage loans originated or purchased and later sold on a servicing-retained basis through our securitization activities and whole loan sales, as well as primary servicing rights we purchase from other mortgage industry participants. When we act as primary servicer, we collect and remit mortgage loan payments, respond to borrower inquiries, account for principal and interest, hold custodial and escrow funds for payment of property taxes and insurance premiums, counsel or otherwise work with delinquent borrowers, supervise foreclosures and property dispositions and generally administer the loans. Master servicing rights represent our right to service mortgage-backed and mortgage-related asset-backed securities and whole loan packages sold to investors. When we act as master servicer, we collect mortgage loan payments from primary servicers and distribute those funds to investors in mortgage-backed and mortgage-related asset-backed securities and whole loan packages. Key services in this regard include loan accounting, claims administration, oversight of primary servicers, loss mitigation, bond administration, cash flow waterfall calculations, investor reporting and tax reporting compliance. In return for performing primary and master servicing functions, we receive servicing fees equal to a specified percentage of the outstanding principal balance of the loans being serviced and may also be entitled to other forms of servicing compensation, such as late payment fees or prepayment penalties. Our servicing compensation also includes interest income, or the float earned on collections that are deposited in various custodial accounts between their receipt and our distribution of the funds to investors.
The value of our mortgage servicing rights is sensitive to changes in interest rates and other factors (see further discussion in the Critical Accounting Estimates section of this MD&A). We have developed and implemented an economic hedge program to, among other things, mitigate the overall risk of impairment loss due to a change in the fair value of our mortgage servicing rights. In accordance with this economic hedge program, we designate hedged risk as the change in the total fair value of our capitalized mortgage servicing rights. The success or failure of this economic hedging program may have a material effect on our results of operations.

Management’s Discussion and Analysis
General Motors Acceptance Corporation
Warehouse Lending
We are one of the largest providers of warehouse lending facilities to correspondent lenders and other mortgage originators in the United States. These facilities enable those lenders and originators to finance residential mortgage loans until they are sold in the secondary mortgage loan market. We provide warehouse lending facilities for a full complement of residential mortgage loans, including mortgage loans that we acquire through our correspondent lenders. Advances under our warehouse lending facilities are generally fully collateralized by the underlying mortgage loans and bear interest at variable rates. As of December 31, 2005, we had total warehouse line of credit commitments of approximately $17.8 billion, against which we had advances outstanding of approximately $9.0 billion. We purchased approximately 15% of the mortgage loans financed by our warehouse lending facilities in 2005.
Other Real Estate Finance and Related Activities
We are a specialty lender in residential construction finance, residential equity, model home finance, resort finance and health capital. The residential construction finance, residential equity and model home finance businesses all provide capital to residential land developers and homebuilders to finance residential real estate projects for sale, using a variety of capital structures. The resort finance business provides debt capital to resort and timeshare developers and the health capital business provides debt capital to health care providers, primarily in the health care services sector. The success of this business is dependent upon strong underwriting, servicing and risk management capabilities. We have historically retained and serviced most of the specialty loans and investments that we originate. We generated $403 million in revenue in 2005 from these specialty lending activities.
We also provide bundled real estate services to consumers, including real estate brokerage services, full service relocation services, mortgage closing services and settlement services. Through GMAC Bank, which commenced operations in North America in August 2001, GMAC Residential offers a variety of personal investment products to its customers, including consumer deposits, consumer loans and other investment services. GMAC Bank also provides collateral pool certification and collateral document custodial services to third-party customers. With more than $4.1 billion in customer deposits at December 31, 2005, GMAC Bank provides access to additional funding sources. We provide real estate brokerage and full-service relocation to consumers as well as real estate closing services, such as obtaining flood and tax certifications, appraisals, credit reports and title insurance.
Outside the United States, our mortgage operations in the United Kingdom, The Netherlands, Germany, Canada and Mexico provide us with geographic diversity. We originate, acquire, sell and securitize residential mortgage loans in those jurisdictions. We have the largest international presence among our competitors and we are one of the top originators of mortgage loans in the United Kingdom. We generated $783 and $269 million in revenue and income, respectively, in 2005 from our international mortgage business.
Commercial Mortgage
Commercial mortgage products are offered primarily through GMAC Commercial Mortgage. GMAC Commercial Mortgage performs a number of domestic and international commercial mortgage banking activities, including originating, financing, servicing and selling commercial mortgage loans, as well as issuing, purchasing and selling commercial mortgage-backed securities. The lending activities of GMAC Commercial Mortgage include long-term, interim and construction financing for commercial real estate projects and specialized financing products for customers in the health care and hospitality industries. GMAC Commercial Mortgage also performs investment advisory services for third-party institutional investors, such as life insurance companies and public and private pension funds. In addition, through its wholly owned subsidiary, GMAC Commercial Holding Capital Markets Corp (a registered broker-dealer and member of the National Association of Securities Dealers, Inc.), GMAC Commercial Mortgage is engaged in the business of underwriting, private placement, trading and selling of various securities, including tax exempt municipal securities. Finally, GMAC Commercial Mortgage is involved in direct and indirect real estate investment, tax credit syndication activities and asset management services. At December 31, 2005, GMAC Commercial Mortgage provided services through 105 offices in the United States and had operations in Europe, Asia, Canada and Mexico.
Through GMAC Commercial Mortgage Bank, which commenced operations in April 2003, GMAC Commercial Mortgage offers commercial and multifamily mortgage loans and ultimately sells the loans in the secondary market or to an affiliate for final sale or securitization. With approximately $3.5 billion in time deposits at December 31, 2005, GMAC Commercial Mortgage Bank provides access to additional funding sources.

Management’s Discussion and Analysis
General Motors Acceptance Corporation
Mortgage Loan Production, Sales and Servicing
The following summarizes mortgage loan production for the periods indicated.

Year ended December 31,
($ in millions)	2005	2004	2003

Consumer:
Principal amount by product type:
Prime conforming	$50,047	$45,593	$89,259
Prime non-conforming	55,811	43,473	38,093
Government	4,251	4,834	4,929
Nonprime	35,874	27,880	29,763
Prime second-lien	13,079	11,247	9,176

Total U.S. production	159,062	133,027	171,220
International	16,539	14,013	7,999

Total	$175,601	$147,040	$179,219

Principal amount by origination channel:
Retail and direct channels	$36,325	$34,221	$60,292
Correspondent and broker channels	122,737	98,806	110,928

Total U.S. production	159,062	133,027	171,220
International	16,539	14,013	7,999

Total	$175,601	$147,040	$179,219

Number of loans (in units):
Retail and direct channels	288,273	282,503	482,270
Correspondent and broker channels	686,887	645,030	729,914

Total U.S. production	975,160	927,533	1,212,184
International	85,970	75,969	47,805

Total	1,061,130	1,003,502	1,259,989

Commercial:
Principal amount	$29,921	$22,646	$23,719
Number of loans (in units)	2,520	2,356	2,262

The following summarizes the Mortgage operations servicing portfolio for the periods indicated.

Year ended December 31,
($ in millions)	2005	2004	2003

Consumer:
Principal amount by product type:
Prime conforming	$186,405	$165,577	$153,693
Prime non-conforming	76,980	55,585	43,951
Government	18,098	18,328	17,594
Nonprime	56,373	51,139	45,747
Prime second-lien	17,073	13,718	9,522

Total U.S. production	354,929	304,347	270,507
International	23,711	19,438	11,721

Total	$378,640	$323,785	$282,228

Principal amount by investor composition:
Agency	43%	49%	54%
Private investor	51%	46%	41%
Owned and other	6%	5%	5%
Number of loans (in units)	2,965,048	2,769,094	2,610,905
Average loan size ($ per loan)	$129,001	$117,749	$107,592
Weighted average service fee (basis points)	37	38	32

Commercial:
Principal by investor composition:
Agency	$24,560	$21,061	$19,363
Private investor	240,103	217,280	223,024
Owned and other	11,307	9,113	8,877

Total	$275,970	$247,454	$251,264

Number of loans (in units)	59,994	62,065	66,478
Average loan size ($ per loan)	$4,599,960	$3,987,014	$3,779,656
Weighted average service fee (basis points)	6	6	7

Credit Risk Management
As previously discussed, we often sell mortgage loans to third parties in the secondary market subsequent to origination or purchase. While loans are held in mortgage inventory prior to sale in the secondary market, we are exposed to credit losses on the loans. In addition, we bear credit risk through investments in subordinate loan participations or other subordinated interests related to certain consumer and commercial mortgage loans sold to third parties through securitizations. Management estimates credit losses for mortgage loans held for sale and subordinate loan participations and records a valuation allowance when losses are considered probable and estimable. The valuation allowance is included as a component of the fair value and carrying amount of mortgage loans held for sale. As previously discussed, certain loans that are sold in the secondary market are subject to recourse in the event of borrower default. Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes an

Management’s Discussion and Analysis
General Motors Acceptance Corporation
allowance for foreclosure losses that it believes is sufficient to cover incurred foreclosure losses in the portfolio.
We periodically acquire or originate certain finance receivables and loans held for investment purposes. Additionally, certain loans held as collateral for securitization transactions (treated as financings) are also classified as mortgage loans held for investment. We have the intent and ability to hold these finance receivables and loans for the foreseeable future. We bear all or a material portion of the risk of credit loss on finance receivables and loans held for investment throughout the holding period. Credit risk on finance receivables and mortgage loans held for investment is managed and guided by policies and procedures that are designed to ensure that risks are accurately assessed, properly approved and continuously monitored. In particular, we use risk-based loan pricing and appropriate underwriting policies and loan-collection methods to manage credit risk. Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes an allowance for credit losses which is considered sufficient to cover incurred credit losses in the portfolio of loans held for investment.
In addition to credit exposure on the mortgage loans held for sale and held for investment portfolios, we also bear credit risk related to investments in certain asset- and mortgage-backed securities, which are carried at estimated fair value (or at amortized cost for those classified as held to maturity) in our Consolidated Balance Sheet. Typically, our non-investment grade and unrated asset- and mortgage-backed securities provide credit support and are subordinate to the higher-rated senior certificates in a securitization transaction. We hold a substantial portion of the first loss position associated with collateral related to securitized mortgages, collateralized debt obligations and tax-exempt bonds totaling $15.6 billion, $3.6 billion and $1.1 billion, respectively, at December 31, 2005.
We are also exposed to risk of default by banks and financial institutions that are counterparties to derivative financial instruments. These counterparties are typically rated single A or above. This credit risk is managed by limiting the maximum exposure to any individual counterparty and, in some instances, holding collateral, such as cash deposited by the counterparty.
Consumer Credit
The following table summarizes the nonperforming assets in our on-balance sheet held for sale and held for investment residential mortgage loan portfolios for each of the periods presented. Nonperforming assets are nonaccrual loans, foreclosed assets and restructured loans. Mortgage loans are generally placed on nonaccrual status when they are 60 days or more past due, or when the timely collection of the principal of the loan, in whole or in part, is doubtful. Management’s classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part. In certain cases, borrowers make payments to bring their loans contractually current and, in all cases, our mortgage loans are collateralized by residential real estate. As a result, our experience has been that any amount of ultimate loss is substantially less than the unpaid balance of a nonperforming loan.

Year ended December 31, ($ in millions)	2005	2004

Nonperforming loans:
Prime conforming	$10	$17
Prime non-conforming	361	198
Government	—	26
Nonprime (a)	5,731	4,327
Prime second-lien	85	46

Total nonperforming loans	6,187	4,614
Foreclosed assets	501	456

Total nonperforming assets	$6,688	$5,070
As a % of total loan portfolio	9.70%	8.79%

(a)	Includes $374 and $909 for 2005 and 2004, respectively, of loans that were purchased as distressed assets, and as such, were considered nonperforming at the time of purchase.
The following table summarizes the delinquency information for our mortgage loans held for investment portfolio:

	2005		2004

December 31,		Percent		Percent
($ in millions)	Amount	of Total	Amount	of Total

Current	$56,576	83.3%	$48,815	86.3%
Past due
30 to 59 days	4,773	7.0%	3,348	5.9%
60 to 89 days	1,528	2.2%	1,133	2.0%
90 days or more	2,258	3.3%	1,043	1.8%
Foreclosures pending	1,356	2.0%	1,280	2.3%
Bankruptcies	1,520	2.2%	984	1.7%

Total unpaid principal balances	68,011		56,603
Net premiums	948		1,105

Total	$68,959		$57,708

Our allowance for credit losses is intended to cover management’s estimate of incurred losses in the portfolio (refer to the Critical Accounting Estimates section of this MD&A and Note 1 to our Consolidated Financial Statements for further discussion). The

Management’s Discussion and Analysis
General Motors Acceptance Corporation
following table summarizes the activity related to the consumer allowance for credit losses for our Mortgage operations.

Year ended December 31, ($ in millions)	2005	2004

Allowance at beginning of year	$916	$449
Provision for credit losses	574	957
Charge-offs
Domestic	(463)	(459)
Foreign	(2)	(45)

Total charge-offs	(465)	(504)

Recoveries
Domestic	37	10

Net charge-offs	(428)	(494)
Impacts of foreign currency translation	3	—
Securitization activity	—	4

Allowance at end of year	$1,065	$916
Allowance coverage (a)	1.54%	1.59%

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet residential mortgage loans.
Our Residential mortgage operations continue to experience increases in non-performing loans and delinquencies as the overall consumer mortgage portfolio continues to season. Credit seasoning of the portfolio refers to the loss pattern that occurs within a pool of mortgage loans as they age. Historical data indicates that loss events generally increase during the first two-to-three years after origination, and thereafter stabilize at a more consistent level. Credit seasoning can vary depending on a variety of factors, including the product mix within the portfolio. The growth and seasoning of the consumer mortgage portfolio is impacted by the use of securitization transactions accounted for as secured financings. Starting in 2001, we structured many of our securitization transactions as secured financings as opposed to our historical use of off-balance sheet transactions. As a result, our on-balance sheet mortgage portfolio has become more seasoned. In addition to the credit seasoning of the portfolio, the level of non-performing loans and delinquencies has also been negatively impacted by specific accounts effected by Hurricane Katrina. During 2005, a provision of $47 million was recorded for mortgage loans held for investment for customers impacted by Hurricane Katrina.
While underlying delinquencies and nonaccrual loans have increased, the provision for credit losses declined in 2005 as compared to the prior year as the rate of increase was less in 2005 than in 2004. In addition, the provision benefited from favorable loss severity and frequency as compared to previous estimates primarily due to the favorable impact of home price appreciation.
Credit Concentrations
We originate and purchase mortgage loans that have contractual features that may increase our exposure to credit risk and thereby result in a concentration of credit risk. These mortgage loans include loans that may subject borrowers to significant future payment increases, create the potential for negative amortization of the principal balance or result in high loan-to-value ratios. These loan products include interest only mortgages, option adjustable rate mortgages, high loan-to-value mortgage loans and teaser rate mortgages. Our total loan production related to these products and our combined exposure related to these products recorded in finance receivables and loans and loans held for sale for the years ended and as of December 31, 2005 and 2004 is summarized as follows:

			Unpaid principal
	Loan production		as of
	for the year		December 31,

($ in millions)	2005	2004	2005	2004

Interest only mortgages	$43,298	$15,782	$19,361	$8,375
Option adjustable rate mortgages	5,077	6	1,114	12
High loan-to-value (100% or more) mortgages	6,610	9,473	13,364	15,076
Below market initial rate (teaser) mortgages	537	638	411	704
Mezzanine loans (characterized by high LTV, IO payments, and deferred interest)	65	216	154	142

•	Interest-only mortgages — Allow interest-only payments for a fixed period of time. At the end of the interest-only period, the loan payment includes principal payments and increases significantly. The borrower’s new payment once the loan becomes amortizing (i.e., includes principal payments) will be greater than if the borrower had been making principal payments since the origination of the loan.

•	Option adjustable rate mortgages — Permit a variety of repayment options. The repayment options include minimum, interest-only, fully amortizing 30-year and fully amortizing 15-year payments. The minimum payment option sets the monthly payment at the initial interest rate for the first year of the loan. The interest rate resets after the first year, but the borrower can continue to make the minimum payment. The interest-only option sets the monthly payment at the amount of interest due on the loan. If the interest-only option payment would be less than the minimum payment, the interest-only option is not available to the borrower. Under the fully amortizing 30-year and 15-year payment options, the borrower’s monthly payment is set based on the interest rate, loan balance and remaining loan term.

•	High loan-to-value mortgages — Defined as first-lien loans with loan-to-value ratios in excess of 100%, or second-lien loans that when combined with the underlying first-lien mortgage loan result in a loan-to-value ratio in excess of 100%.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

•	Below market rate mortgages — Contain contractual features that limit the initial interest rate to a below market interest rate for a specified time period with an increase to a market interest rate in a future period. The increase to the market interest rate could result in a significant increase in the borrower’s monthly payment amount.

•	Mezzanine loans — Represents a hybrid of debt and equity financing. Mezzanine financing is typically used to finance the expansion of existing companies, and it is basically debt capital that gives the lender the rights to convert to an ownership or equity interest in the company if the loan is not paid back in time and in full. It is generally subordinated to debt provided by senior lenders such as banks and venture capital companies.
All of the mortgage loans we originate and most of the mortgages we purchase (including the higher risk loans in the preceding table), are subject to our underwriting guidelines and loan origination standards. This includes guidelines and standards that we have tailored for these products and include a variety of factors, including the borrower’s capacity to repay the loan, their credit history and the characteristics of the loan, including certain characteristics summarized in the table that may increase our credit risk. When we purchase mortgage loans from correspondent lenders, we either re-underwrite the loan prior to purchase or delegate underwriting responsibility to the correspondent originating the loan. We believe our underwriting procedures adequately consider the unique risks which may come from these products. We conduct a variety of quality control procedures and periodic audits to ensure compliance with our origination standards, including our criteria for lending and legal requirements. We leverage technology in performing both our underwriting process and our quality control procedures.
Commercial Credit
The primary commercial credit exposures come from our commercial mortgage operations as well as the warehouse and construction lending activities of our residential mortgage operations. Commercial mortgage loans are primarily offered through GMAC Commercial Mortgage. At GMAC Commercial Mortgage, credit risk primarily arises from direct and indirect relationships with borrowers who may default and potentially cause us to incur a loss if we are unable to collect amounts due through loss mitigation strategies. The portion of the allowance for estimated losses on commercial mortgage loans not specifically identified for impairment is based on periodic reviews and analysis of the total portfolio and considers past loan experience, the current credit composition of the total portfolio, historical credit migration, property type diversification, default and loss severity statistics and other relevant factors.
The amount of impaired loans in GMAC Commercial Mortgage’s on-balance sheet held for investment and held for sale commercial loan portfolios amounted to $144 million and $208 million at December 31, 2005 and 2004, respectively. Interest income is not recorded on impaired loans. The reduction in impaired loans from December 31, 2004 to December 31, 2005 is the result of the resolution of certain assets in the portfolio as of December 31, 2004. Actual net charge-offs in GMAC Commercial Mortgage’s on-balance sheet held for investment commercial loan portfolio remained low with $15 million recognized in 2005 and $1 million recognized in 2004.
Our residential mortgage operations have commercial credit exposure through warehouse and construction lending related activities. The following table summarizes the nonperforming assets and net charge-offs in GMAC Residential and GMAC-RFC on-balance sheet held for investment lending receivables portfolio for each of the periods presented. Non-performing lending receivables are nonaccrual loans, foreclosed assets and restructured loans. Lending receivables are generally placed on nonaccrual status when they are 90 days or more past due or when timely collection of the principal of the loan, in whole or in part, is doubtful. Management’s classification of a receivable as nonaccrual does not necessarily indicate that the principal amount of the loan is uncollectible in whole or in part.

Year ended December 31, ($ in millions)	2005	2004

Nonperforming lending receivables:
Warehouse	$42	$ 5
Construction	8	—
Other	17	2

Total nonperforming lending receivables	67	7
Foreclosed assets	5	8

Total nonperforming lending assets	$72	$15
As a % of total lending receivables portfolio	0.54%	0.16%

Year ended December 31, ($ in millions)	2005	2004	2003

Charge-offs (recoveries)
Lending receivables:
Warehouse	$1	($3)	($16)
Construction	2	19	3
Other	4	—	8

Total net charge-offs	$7	$16	($5)

Our allowance for credit losses is intended to cover management’s estimate of incurred losses in the portfolio (refer to the Critical Accounting Estimates section of this MD&A and Note 1 to our Consolidated Financial Statements for further discussion). The allowance for credit losses of the on-balance sheet commercial mortgage loan and mortgage lending receivables portfolios was $216 million and $149 million at December 31, 2005 and 2004, respectively.

Management’s Discussion and Analysis
General Motors Acceptance Corporation
Results of Operations
Net income for our Mortgage operations is summarized as follows:

Year ended December 31, ($ in millions)	2005	2004

GMAC Residential	$300	$275
GMAC-RFC	715	629
GMAC Commercial Mortgage	290	204
Other (a)	6	—

Net Income	$1,311	$1,108

(a)	Represents certain corporate activities of ResCap, reflected in Other as described in Note 23 to our Consolidated Financial Statements.
Our Mortgage operations earned a record $1,352 million, excluding goodwill impairment charges of $41 million (after-tax), an increase of 22% from the $1,108 earned in 2004. These record results reflect increases in both residential and commercial loan production, favorable credit provision, improved mortgage servicing results and higher gains on sales of mortgages. The following describes the results of operations for each of our three mortgage reporting segments, GMAC Residential, GMAC-RFC and GMAC Commercial Mortgage.
GMAC Residential
The following table summarizes the operating results for GMAC Residential for the periods indicated. The amounts presented are before the elimination of balances and transactions with our other operating segments.

Year ended December 31,
($ in millions)	2005	2004	Change	%

Revenue
Total financing revenue	$712	$534	$178	33
Interest and discount expense	(674)	(272)	(402)	(148)
Provision for credit losses	(3)	5	(8)	(160)

Net financing revenue	35	267	(232)	(87)
Mortgage servicing fees	973	867	106	12
MSR amortization and impairment	(539)	(775)	236	30
MSR risk management activities	93	211	(118)	(56)

Net loan servicing income	527	303	224	74
Gains on sale of loans	448	492	(44)	(9)
Other income	933	662	271	41
Noninterest expense	(1,421)	(1,223)	(198)	(16)
Income tax expense	(222)	(226)	4	2

Net income	$300	$275	$25	9

Investment securities	$3,187	$1,735	$1,452	84
Loans held for sale	7,425	6,520	905	14
Loans held for investment, net	7,641	2,372	5,269	222
Mortgage servicing rights, net	3,056	2,683	373	14
Other assets	1,960	1,925	35	2

Total assets	$23,269	$15,235	$8,034	53

GMAC Residential earned $300 million, representing an increase over the $275 million earned in the prior year. GMAC Residential’s earnings benefited from improved servicing results and higher origination volumes despite increased funding costs and lower industry margins. Production increased despite a relatively flat U.S. residential mortgage market as GMAC Residential continued to increase market share in the U.S.
Total financing revenue increased due to higher asset levels (primarily loans held for investment) as GMAC Residential continued to expand the use of GMAC Bank. The increases in total financing revenue was more than offset by increases in short-term interest rates and the resulting increase in interest and discount expense. Despite increases in loan production volume, GMAC Residential experienced a decline in gains on sale of loans reflecting the impact of lower industry pricing margins.
Net servicing results were favorable as a result of increased mortgage servicing fees due to growth in GMAC Residential’s servicing portfolio in 2005 as compared to 2004. In addition, net servicing income benefited from a reduction in amortization and impairment due to the favorable impact of slower than expected prepayments consistent with observed trends in the portfolio and rising interest rates.
The increase in other income at GMAC Residential relates to interest earned on investments in U.S. Treasury securities, which we utilize as economic hedges for our mortgage servicing rights asset. Noninterest expense was higher as compared to the prior year primarily due to an increase in salaries and commissions related to an increase in loan production and employees and occupancy costs due to opening new locations.
GMAC-RFC
The following table summarizes the operating results for GMAC-RFC for the periods indicated. The amounts presented are before the elimination of balances and transactions with our other operating segments.

Year ended December 31,
($ in millions)	2005	2004	Change	%

Revenue
Total financing revenue	$4,514	$4,300	$214	5
Interest and discount expense	(3,185)	(2,133)	(1,052)	(49)
Provision for credit losses	(623)	(983)	360	37

Net financing revenue	706	1,184	(478)	(40)
Mortgage servicing fees	446	429	17	4
MSR amortization and impairment	(223)	(240)	17	7
MSR risk management activities	(33)	31	(64)	(206)

Net loan servicing income	190	220	(30)	(14)
Gains on sale of loans	588	198	390	197
Other income	795	552	243	44
Noninterest expense	(1,183)	(1,148)	(35)	(3)
Income tax expense	(381)	(377)	(4)	(1)

Net income	$715	$629	$86	14

Investment securities	$1,782	$2,229	(447)	(20)
Loans held for sale	12,135	7,496	4,639	62
Loans held for investment, net	73,653	63,779	9,874	15
Mortgage servicing rights, net	959	683	276	40
Other assets	5,143	4,519	624	14

Total assets	$93,672	$78,706	$14,966	19

Management’s Discussion and Analysis
General Motors Acceptance Corporation
GMAC-RFC earned $715 million in 2005, representing an increase from the $629 million earned in 2004. Valuation gains on the investment portfolio, favorable trends in credit loss provisions and higher gains on sales of loans mitigated the negative impacts of lower net interest margins and losses related to Hurricane Katrina.
GMAC-RFC’s results were negatively impacted by an increase in interest and discount expense as a result of an increase in short-term interest rates. However, the increase in interest and discount expense was partially offset by a favorable change in the provision for credit losses. The lower provision for loan loss is primarily due to favorable loss severity and frequency of loss as compared to previous estimates primarily resulting from the effects of home price appreciation. Additionally, despite higher delinquency and non-accrual balances in 2005 when compared to 2004, the rate of increase in delinquency and non-accrual balances during 2005 has slowed from the prior year which results in a lower provision expense. Finally, we repurchased significantly fewer loans from gain-on-sale securitization transactions due to credit performance in 2005 when compared to 2004 resulting in lower provision requirements for these loans. These positive impacts on the provision for credit losses were partially offset by the higher provision required for Hurricane Katrina.
Net loan servicing income remained relatively flat as the favorable impact of higher mortgage servicing fees and lower MSR amortization and impairment was offset slightly by negative hedging results. The increase in gains on sales of loans at GMAC-RFC is due to higher overall loan production and the increased volume of off-balance sheet securitizations versus on-balance sheet secured financings. The increase in other income in 2005 is primarily related to the favorable net impact on the valuation of retained interests from updating estimates of future credit losses resulting from favorable credit loss experience and favorable changes in market rates, offset by the reduction in valuation of residual assets affected by Hurricane Katrina. In addition, other income includes an increase in other investment income, primarily related to certain equity investments.
GMAC Commercial Mortgage
The following table summarizes the operating results for GMAC Commercial Mortgage for the periods indicated. The amounts presented are before the elimination of balances and transactions with our other operating segments.

Year ended December 31,
($ in millions)	2005	2004	Change	%

Revenue
Total financing revenue	$710	$461	$249	54
Interest and discount expense	(598)	(377)	(221)	(59)
Provision for credit losses	(40)	—	(40)	—

Net financing revenue	72	84	(12)	(14)
Mortgage servicing fees	195	196	(1)	—
MSR amortization	(108)	(97)	(11)	(11)

Net loan servicing income	87	99	(12)	(12)
Gains on sale of loans	164	98	66	67
Other income	1,032	817	215	26
Noninterest expense	(894)	(823)	(71)	(9)
Goodwill impairment	(64)	—	(64)	—
Income tax expense	(107)	(71)	(36)	(51)

Net income	$290	$204	$86	42

Investment securities	$2,295	$2,119	$176	8
Loans held for sale	9,019	5,918	3,101	52
Loans held for investment, net	2,990	3,776	(786)	(21)
Mortgage servicing rights, net	632	524	108	21
Other assets	4,094	3,333	761	23

Total assets	$19,030	$15,670	$3,360	21

GMAC Commercial Mortgage earned $290 million in 2005, up from the $204 million in net income in 2004. Higher earnings resulted from record loan production and higher asset levels and were achieved despite goodwill impairment charges of $41 million (after-tax).
Net financing revenue was $72 million, down slightly from $84 million in 2004. Increases in loan production and asset levels resulted in higher financing revenue which was offset by higher interest expense and higher provision for credit losses. The increase in credit loss provision was due to specific reserves taken on certain impaired loans.
The increase in gains on sales of loans was primarily due to negative credit-related adjustments recognized in 2004. Other income was favorably impacted by higher gains on certain real estate equity investment sales in 2005, as well as higher investment income and mortgage processing fees. Goodwill charges related to impairment at our affordable housing partnership business. Noninterest expenses also increased primarily due to a higher level of compensation expense.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Insurance Operations
Industry and Competition
We operate in a highly competitive environment and face significant competition from insurance carriers, reinsurers, third-party administrators, brokers and other insurance-related companies. Competitors in the property and casualty markets in which we operate consist of large multiline companies and smaller specialty carriers. Our competitors sell directly to customers through the mail or the internet, or use agency sales forces. None of the companies in this market, including us, holds a dominant overall position in these markets.
Through our insurance operations, we provide automobile and homeowners insurance, automobile mechanical protection, reinsurance and commercial insurance. We primarily operate in the United States; however, we also have operations in the United Kingdom, Canada, Mexico, Europe and Latin America.
Factors affecting our personal lines business include overall demographic trends that impact the volume of vehicle owners requiring insurance policies, as well as claims behavior. Since the business is highly regulated in the U.S. by state insurance agencies and primarily by national regulators outside the U.S. differentiation is largely a function of price and service quality. In addition to pricing policies, profitability is a function of claims costs as well as investment income. Although the industry does not experience seasonal trends, it can be negatively impacted by extraordinary weather conditions that can affect frequency and severity of automobile claims.
The Insurance Operations are subject to market pressures which can result in price erosion in personal auto and commercial insurance. In addition, future performance can be impacted by extraordinary weather that can affect frequency and severity of automobile and other contract claims.
While we expect that contract volumes will grow, we are unable to predict if market pricing pressures will not adversely impact future performance.
Our automotive extended service contract business is dependent on new vehicle sales and market penetration.
On January 4, 2006, our Insurance operations purchased MEEMIC Insurance Company, a Michigan-based seller of automotive and homeowner’s insurance to educators, for $325 million. This acquisition was completed for several strategic reasons, including:

•	opportunity to leverage MEEMIC’s business model in other states.

•	provide access to a successful, hybrid affinity-tailored distribution mechanism that we can leverage with our existing affinity groups.
We believe that this acquisition will be complementary to our existing Insurance operations.
Extended Service Contracts
We are a leading provider of automotive extended service contracts with mechanical breakdown and maintenance coverages. Our automotive extended service contracts offer vehicle owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle warranty. These extended service contracts are marketed through automobile dealerships, on a direct response basis and through independent agents in the U.S. and Canada. The extended service contracts cover virtually all vehicle makes and models; however, our flagship extended service contract product is the General Motors Protection Plan. A significant portion of our overall vehicle service contracts is through the General Motors Protection Plan and cover vehicles manufactured by General Motors and its subsidiaries.
Other Consumer Products
We underwrite and market nonstandard, standard and preferred risk physical damage and liability insurance coverages for passenger automobiles, motorcycles, recreational vehicles and commercial automobiles through independent agency, direct response and internet channels. Additionally, we market private-label insurance through a long-term agency relationship with Homesite Insurance, a national provider of home insurance products. We currently operate in 48 states and the District of Columbia in the United States, with a significant amount of our business written in California, Florida, Michigan, New York and North Carolina.
As of December 31, 2005, we had approximately 1.7 million personal lines policy holders. Our personal lines policies are offered on a direct response basis through affinity groups, worksite programs, the internet and through an extensive network of independent agencies. As an example, a significant number (approximately 420,000 as of December 31, 2005) of our policyholders are GM or GM-related persons. Through our relationship with GM, we utilize direct response and internet channels to reach GM’s current employees and retirees, as well as their families and GM dealers and suppliers and their families. We have similar programs that utilize relationships with affinity groups. In addition, we reach a broader market of customers through independent agents and internet channels.
While we underwrite most of the personal lines products we offer, we do not underwrite the homeowners insurance offered through the GMAC Insurance Homeowners Program. The GMAC Insurance Homeowners Program was formed in 2000 through a long-term agency relationship between GMAC Insurance and Homesite

Management’s Discussion and Analysis
General Motors Acceptance Corporation
Insurance, a national provider of home insurance products. The relationship provides for Homesite Insurance to be the exclusive underwriter of homeowners insurance for our direct auto and home insurance customer base, with Homesite Insurance assuming all underwriting risk and administration responsibilities. We receive a commission based on the policies written through this program.
ABA Seguros, one of Mexico’s largest automobile insurers is a subsidiary of GMAC Insurance. ABA Seguros underwrites personal automobile insurance and certain commercial business coverages exclusively in Mexico. In Europe, selected motor insurance risks are assumed by us through programs with Vauxhall, Opel and SAAB vehicle owner relationships. We also sell auto insurance in Ontario and Quebec, Canada.
Our other products include Guaranteed Asset Protection (GAP) Insurance, which allows the recovery of a specified economic loss beyond the insured value. Internationally, our U.K. based Car Care Plan subsidiary sells GAP products and provides automotive extended service contracts to customers via direct and dealer distribution channels, and is a leader in the extended service contract market in Europe. Car Care Plan also operates in Mexico, Brazil and Australia.
Commercial Products
We provide commercial insurance, primarily covering dealers’ wholesale vehicle inventory, and reinsurance products. Internationally, ABA Seguros provides certain commercial business insurance exclusively in Mexico.
We are a market leader with respect to wholesale vehicle inventory insurance. Our wholesale vehicle inventory insurance provides physical damage protection for dealers’ floorplan vehicles. It includes coverage for both GMAC and non-GMAC financed inventory and is available in the U.S. to virtually all new car franchise dealerships.
We also conduct reinsurance operations primarily in the United States market through our subsidiary, GMAC RE, which underwrites diverse property and casualty risks. Reinsurance coverage is primarily insurance for insurance companies, designed to stabilize their results, protect against unforeseen events and facilitate business growth. We primarily provide reinsurance through broker treaties and direct treaties with other insurers, but we also provide facultative reinsurance. Facultative reinsurance allows the reinsured party the option of submitting individual risks and allows the reinsurer the option of accepting or declining individual risks.
Underwriting and Risk Management
We determine the premium rates for our insurance policies and pricing for our extended service contracts based upon an analysis of expected losses using historical experience and anticipated future trends. For example, in pricing our extended service contracts, we make assumptions as to the price of replacement parts and repair labor rates in the future.
In underwriting our insurance policies and extended service contracts, we assess the particular risk involved and determine the acceptability of the risk as well as the categorization of the risk for appropriate pricing. We base our determination of the risk on various assumptions, including, with respect to extended service contracts, assumptions regarding the quality of the vehicles produced and new model introductions.
In some instances, ceded reinsurance is used to reduce the risk associated with volatile businesses such as catastrophe risk in United States dealer floor plan businesses or smaller businesses such as Canadian automobile or European dealer floor plan insurance. In 2005, we ceded approximately 11% of our personal lines insurance premiums to government managed pools of risk. Our personal lines business is covered by traditional catastrophe protection, aggregate stop loss protection and an extension of catastrophe coverage for hurricane events. In addition, loss control techniques such as hail nets or monitoring storm paths to assist dealers in preparing for severe weather help to mitigate loss potential.
We mitigate losses by the active management of claim settlement activities using experienced claims personnel and the evaluation of current period reported claims. Losses for these events may be compared to prior claims experience, expected claims or loss expenses from similar incidents to assess the reasonableness of incurred losses.
Loss Reserves
In accordance with industry and accounting practices and applicable insurance laws and regulatory requirements, we maintain reserves for both reported losses and losses incurred but not reported, as well as loss adjustment expenses. These reserves are based on various estimates and assumptions and are maintained both for business written on a current basis and policies written and fully earned in prior years, to the extent that there continues to be outstanding and open claims in the process of resolution (refer to the Critical Accounting Estimates section of this MD&A and Note 1 to our Consolidated Financial Statements for further discussion). The estimated values of our prior reported loss reserves and changes to the estimated values are routinely monitored by credentialed actuaries. Our reserve estimates are regularly reviewed by management. However, since this analysis requires a high degree of judgment, the ultimate liability may differ from the amount estimated.
Regulatory Matters
As previously disclosed on a Form 8-K filed October 27, 2005, SEC and federal grand jury subpoenas have been served on our entities in connections with industry-wide investigations into practices in the insurance industry relating to loss mitigation insurance products such as finite risk insurance. We are cooperating with the investigation.

Management’s Discussion and Analysis
General Motors Acceptance Corporation
Investments
A significant aspect of our insurance operations is the investment of proceeds from premiums and other revenue sources. We will use these investments to satisfy our obligations with respect to future claims at the time such claims are settled. Investment securities are classified as available for sale and carried at fair value. Holding period losses on investment securities that are considered by management to be other than temporary are recognized in earnings, through a write-down in the carrying value to the current fair value of the investment. Unrealized gains or losses (excluding other than temporary impairments) are included in other comprehensive income, a component of shareholder’s equity. Fair value of fixed income and equity securities is based upon quoted market prices where available.
Our Insurance operations have a Finance Committee, which develops guidelines and strategies for these investments. The guidelines established by this finance committee reflect our risk tolerance, liquidity requirements, regulatory requirements and rating agencies considerations, among other factors. Our investment portfolio is managed by General Motors Asset Management (GMAM). GMAM directly manages certain portions of our insurance investment portfolio and selects, oversees and evaluates specialty asset managers in other areas.
As of December 31, 2005, we had a total insurance investment portfolio with a market value of $7,663 million. Approximately $5,301 million of this amount was invested in fixed income securities and approximately $2,362 of this amount was invested in equity securities.
Financial Strength Ratings
Substantially all of our U.S. insurance operations have a Financial Strength Rating (FSR) and an Issuer Credit Rating (ICR) from A. M. Best Company. The FSR is intended to be an indicator of the ability of the insurance company to meet its senior most obligations to Policyholders. Lower ratings generally result in fewer opportunities to write business as insureds, particularly large commercial insureds and insurance companies purchasing reinsurance, have guidelines requiring high FSR ratings.
On May 10, 2005, A. M. Best downgraded the FSR of our U.S. insurance companies to A- and revised the outlook to negative and on October 14, 2005, indicated the rating was under review with negative implications. These latest actions are a result of concerns over the financial strength of GM and the possible sale of a controlling interest in us to a strategic partner.
Results of Operations
The following table summarizes the operating results of GMAC Insurance for the periods indicated. The amounts presented are before the elimination of balances and transactions with our other operating segments.

Year ended December 31,
($ in millions)	2005	2004	Change	%

Revenue
Insurance premiums and service revenue earned	$3,729	$3,502	$227	6
Investment income	408	345	63	18
Other income	122	136	(14)	(10)

Total revenue	4,259	3,983	276	7
Insurance losses and loss adjustment expenses	(2,355)	(2,371)	16	1
Acquisition and underwriting expense	(1,186)	(1,043)	(143)	(14)
Premium tax and other expense	(86)	(83)	(3)	(4)

Income before income taxes	632	486	146	30
Income tax expense	(215)	(157)	(58)	(37)

Net income	$417	$329	$88	27

Total assets	$12,624	$11,744	$880	7

Insurance premiums and service revenue written	$4,039	$3,956	$83	2

Combined ratio (a)	93.6%	95.7%

(a)	Management uses combined ratio as a primary measure of underwriting profitability, with its components measured using accounting principles generally accepted in the United States of America. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all reported losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.
Our Insurance operations generated record net income of $417 million in 2005, up $88 million or 27% over the previous record earnings in 2004 of $329 million. The higher net income is evidenced by a decrease in the combined ratio to 93.6% from the prior year of 95.7%, primarily driven by lower incurred losses. The increase reflects a combination of strong results achieved through increased premium revenue, higher capital gains and improved investment portfolio performance. The favorable impact of these items during 2005 was partially mitigated by increased acquisition and underwriting expenses and higher income taxes, commensurate with increased volumes and revenues.
The 6% increase over the prior year insurance premiums and service revenue earned was driven by business growth across our major product lines (domestic and international). Our personal lines operations experienced higher volumes in a highly competitive market, partly driven by the acquisition of several fleet contracts in Mexico. In addition, automotive extended service contracts experienced volume growth, with strong growth outside of the traditional General Motors Protection Plan. Increased earnings were also driven by multi-year extended service contracts and the GAP product written in prior years entering higher earning rate periods.

Management’s Discussion and Analysis
General Motors Acceptance Corporation
This was partially offset by lower revenues for the auto dealer physical damage product due to lower dealer inventories.
The increase in investment income was attributable to higher interest and dividends from a larger portfolio balance through the majority of the year, as well as a higher yield on the fixed income portfolio. In addition, a higher amount of capital gains was realized in comparison to 2004. Certain securities were liquidated in December 2005 in anticipation of the acquisition of MEEMIC Insurance Company, completed on January 4, 2006 with a purchase price of $325 million (refer to Note 25 to our Consolidated Financial Statements).

Critical Accounting Estimates
Accounting policies are integral to understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires management to make certain judgments and assumptions, based on information available at the time of the financial statements in determining accounting estimates used in the preparation of such statements. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements; critical accounting estimates are described in this section. Accounting estimates are considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period, or changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations, or cash flows. Our management has discussed the development, selection and disclosure of these critical accounting estimates with the Management Audit Committee of the Board of Directors and the Management Audit Committee has reviewed our disclosure relating to these estimates.
Determination of the Allowance for Credit Losses
The allowance for credit losses is management’s estimate of incurred losses in our consumer and commercial finance receivable and loan portfolios held for investment. Management periodically performs detailed reviews of these portfolios to determine if impairment has occurred and to assess the adequacy of the allowance for credit losses, based on historical and current trends and other factors affecting credit losses. Additions to the allowance for credit losses are charged to current period earnings through the provision for credit losses; amounts determined to be uncollectible are charged directly against the allowance for credit losses, while amounts recovered on previously charged-off accounts increase the allowance. Determination of the allowance for credit losses requires management to exercise significant judgment about the timing, frequency and severity of credit losses which could materially affect the provision for credit losses and, therefore, net income. The methodology for determining the amount of the allowance differs for consumer and commercial portfolios.
The consumer portfolios consist of smaller-balance, homogeneous contracts and loans, divided into two broad categories — automotive retail contracts and residential mortgage loans. Each of these portfolios is further divided by our business units into several pools (based on contract type, underlying collateral, geographic location, etc.), which are collectively evaluated for impairment. Due to the homogenous nature of the portfolios, the allowance for credit losses is based on the aggregated characteristics of the portfolio. The allowance for credit losses is established through a process that begins with estimates of incurred losses in each pool based upon various statistical analyses, including migration analysis, in which historical loss experience believed by management to be indicative of the current environment is applied to the portfolio to estimate incurred losses. In addition, management considers the overall portfolio size and other portfolio indicators (i.e., delinquencies, portfolio credit quality, etc.) as well as general economic and business trends that management believes are relevant to estimating incurred losses.
The commercial loan portfolio is comprised of larger-balance, non-homogeneous exposures within both our Financing and Mortgage operations. These loans are evaluated individually and are risk-rated based upon borrower, collateral and industry-specific information that management believes is relevant to determining the occurrence of a loss event and measuring impairment. Management establishes specific allowances for commercial loans determined to be individually impaired. The allowance for credit losses is estimated by management based upon the borrower’s overall financial condition, financial resources, payment history, and, when applicable, the estimated realizable value of any collateral. In addition to the specific allowances for impaired loans, we maintain allowances that are based on a collective evaluation for impairment of certain commercial portfolios. These allowances are based on historical loss experience, concentrations, current economic conditions and performance trends within specific geographic and portfolio segments.
The determination of the allowance for credit losses is influenced by numerous assumptions. The critical assumptions underlying the allowance for credit losses include: (1) segmentation of loan pools based on common risk characteristics, (2) identification and estimation of portfolio indicators and other factors that management believes are key to estimating incurred credit losses, and (3) evaluation by management of borrower, collateral and geographic information. Management monitors the adequacy of the allowance for credit losses and makes adjustments as the

Management’s Discussion and Analysis
General Motors Acceptance Corporation
assumptions in the underlying analyses change to reflect an estimate of incurred credit losses as of the reporting date, based upon the best information available at that time.
Management has consistently applied the estimation methodologies discussed herein for each of the three years in the period ended December 31, 2005. At December 31, 2005, the allowance for credit losses was $3.1 billion compared to $3.4 billion at December 31, 2004. The provision for credit losses was $1.1 billion for the year ended December 31, 2005, as compared to $2.0 billion for 2004 and $1.7 billion for 2003. Our allowance for credit losses and the provision for credit losses decreased primarily due to a decrease in finance receivables and loans as a result of an increase in whole loan sales, improved loss performance on our consumer portfolio and improved performance on the non-automotive commercial portfolio at our Financing operations.
The $3.1 billion allowance established for credit losses as of December 31, 2005, represents management’s estimate of incurred credit losses in the portfolios based on assumptions management believes are reasonably likely to occur. However, since this analysis involves a high degree of judgment, the actual level of credit losses will vary depending on actual experiences in relation to these assumptions. Accordingly, management estimates a range of reasonably possible incurred credit losses within the consumer and commercial portfolios. Management maintains an allowance for credit losses that it believes represents the best estimate of the most likely outcome within that range.
Valuation of Automotive Lease Residuals
Our Financing operations have significant investments in vehicles in our operating lease portfolio. In accounting for operating leases, management must make a determination at the beginning of the lease of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term, which typically ranges from two to four years. We establish residual values at contract inception by using independently published residual values (as further described in the Lease Residual Risk discussion within the Financing operations section of this MD&A). The customer is obligated to make payments during the term of the lease down to contract residual. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent that the value of the vehicle is below the residual value estimated at contract inception. Management periodically performs a detailed review of the estimated realizable value of leased vehicles to assess the appropriateness of the carrying value of lease assets.
To account for residual risk, we depreciate automotive operating lease assets to estimated realizable value at the end of the lease on a straight-line basis over the lease term. The estimated realizable value is initially based on the residual value established at contract inception. Over the life of the lease, management evaluates the adequacy of the estimate of the realizable value and may make adjustments to the extent the expected value of the vehicle at lease termination changes. Any such adjustments would result in a change in the depreciation rate of the lease asset, thereby impacting the carrying value of the operating lease asset. Overall business conditions (including the used vehicle market), our remarketing abilities and GM’s vehicle and marketing programs may cause management to adjust initial residual projections (as further described in the Lease Residual Risk Management discussion in the Financing operations section of this MD&A). In addition to estimating the residual value at lease termination, we must also evaluate the current value of the operating lease assets and test for the impairment to the extent necessary in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Impairment is determined to exist if the undiscounted expected future cash flows (including the expected residual value) are lower than the carrying value of the asset.
Our depreciation methodology on operating lease assets considers management’s expectation of the value of the vehicles upon lease termination, which is based on numerous assumptions and factors influencing used automotive vehicle values. The critical assumptions underlying the estimated carrying value of automotive lease assets include: (1) estimated market value information obtained and used by management in estimating residual values, (2) proper identification and estimation of business conditions, (3) our remarketing abilities, and (4) GM’s vehicle and marketing programs. Changes in these assumptions could have a significant impact on the value of the lease residuals. For example, a change in the estimated realizable value of 1% on the U.S. operating lease portfolio could result in a cumulative after-tax earnings impact of $41 million as of December 31, 2005, to be recognized over the remaining term of the lease portfolio. This example does not reflect the myriad of the variables and the impact caused through their interaction, but provides an indication of the magnitude that assumption changes can have on our operating results.
Management has consistently applied the estimation methodology described herein for each of the three years in the period ended December 31, 2005. Our net investment in operating leases totaled $31.2 billion (net of accumulated depreciation of $8.2 billion) at December 31, 2005, as compared to $26.1 billion (net of accumulated depreciation of $7.3 billion) at December 31, 2004. Depreciation expense for the year ended December 31, 2005, was $5.2 billion, as compared to $4.8 billion for 2004 and 2003. During the year, we did not make any material adjustments to the assumptions underlying the automotive operating lease depreciation methodology. The average per unit net sales proceeds on the sale of scheduled off-lease vehicles on 36-month leases in the United States increased to $14,392 for the year ended December 31, 2005, from $14,182 in 2004, and $13,313 in 2003. The improvement in remarketing performance is the result of a decline in the supply of off-lease vehicles and the

Management’s Discussion and Analysis
General Motors Acceptance Corporation
fact that the underlying contractual residual values (on the current portfolio) were lower than the residual values on prior years’ volume (further described in the Lease Residual Risk Management discussion in the Financing operations section of this MD&A).
Valuation of Mortgage Servicing Rights
Mortgage servicing rights represent the capitalized value associated with the right to receive future cash flows in connection with the servicing of mortgage loans. Mortgage servicing rights constitute a significant source of value derived from originating or acquiring mortgage loans. Because residential mortgage loans typically contain a prepayment option, borrowers often elect to prepay their mortgages, refinancing at lower rates during declining interest rate environments. When this occurs, the stream of cash flows generated from servicing is terminated. As such, the market value of residential mortgage servicing rights is very sensitive to changes in interest rates, and tends to decline as market interest rates decline and increase as interest rates rise. Commercial mortgage loans typically restrict prepayment or contain prepayment penalties; therefore, prepayment activity is minimal. As such, commercial mortgage servicing rights are not dependent on prepayment assumptions and are generally not interest rate sensitive. We do not consider commercial mortgage servicing rights valuation a critical accounting estimate and therefore, the following discussion will focus on residential mortgage servicing rights.
We capitalize originated mortgage servicing rights based upon the relative fair market value of the servicing rights inherent in the underlying mortgage loans at the time the loans are sold or securitized. Purchased mortgage servicing rights are capitalized at cost (which approximates the fair market value of such assets) and assumed mortgage servicing rights are recorded at fair market value as of the date the servicing obligation is assumed. The carrying value of mortgage servicing rights is dependent upon whether the asset is hedged or not. Mortgage servicing rights that are hedged with derivatives which receive hedge accounting treatment, as prescribed by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), are carried at fair value. Changes in fair value are recognized in current period earnings, generally offset by changes in the fair value of the underlying derivative, if the changes in the value of the asset and derivative are highly correlated. The majority of our mortgage servicing rights are hedged as part of our risk management program. Mortgage servicing rights that are not hedged are carried at the lower of cost or fair value.
Accounting principles generally accepted in the United States of America require that the value of mortgage servicing rights be determined based upon market transactions for comparable servicing assets, or in the absence of representative trade information, based upon other available market evidence and modeled market expectations of the present value of future estimated net cash flows that market participants would expect to be derived from servicing. When benchmark transaction data is not available, management relies on estimates of the timing and magnitude of cash inflows and outflows to derive an expected net cash flow stream, and then discounts this stream using an appropriate market discount rate. Servicing cash flows primarily include servicing fees, float income and late fees, less operating costs to service the loans. Cash flows are derived based on internal operating assumptions which management believes would be used by market participants, combined with market-based assumptions for loan prepayment rates, interest rates, required yields and discount rates. Management considers the best available information and exercises significant judgment in estimating and assuming values for key variables in the modeling and discounting process.
Our approach to estimating the fair value of mortgage servicing rights relies upon internal operating assumptions that we believe market participants would use, such as our specific cost to service a loan and other related cash flows, combined with market-based assumptions for interest rates, discount rates, anticipated yields and loan prepayment speed. Key assumptions utilized in the valuation approach are described as follows:

•	Prepayments — The most significant driver of mortgage servicing rights value is actual and anticipated portfolio prepayment behavior. Prepayment speed represents the rate at which borrowers repay the mortgage loans prior to scheduled maturity. When mortgage loans are paid or expected to be paid sooner than originally estimated, the expected future cash flows associated with servicing the loans are reduced. Our models project residential mortgage loan payoffs using prepayment models developed by third-party vendors and measures model performance by comparing prepayment predictions against actual portfolio prepayments for the entire portfolio and by product type.

•	Discount rate — In computing the fair value of mortgage servicing rights, the cash flows are discounted at an appropriate risk adjusted rate. We generally establish a discount rate on the basis of an appropriate option adjusted spread margin by evaluating the leverage-adjusted spread needed to generate an acceptable return on the mortgage servicing rights asset. The option adjusted spread margin is added to a cost of funds assumption to derive the asset yield. This is similar in nature to deriving a discount rate assumption based upon a required risk premium added to a risk-free rate.

•	Base mortgage rate — The base mortgage rate is intended to represent the current market rate for originated mortgage loans. It is a key component in estimating prepayment speeds because the difference between the current base mortgage rate and the borrower’s loan rate is an indication of an individual borrower’s incentive (i.e., likelihood) to refinance. The base mortgage rate assumption is developed separately for each product based on

Management’s Discussion and Analysis
General Motors Acceptance Corporation

an analysis of the relationship between the risk-free interest rate and mortgage rates over time.

•	Cost to service — The cost to service is the expected annual expense required by a market participant to service the loans in the portfolio. In general, cost to service assumptions are derived by dividing the sum of all expenses related to servicing loans by the number of loans serviced. The assumptions used to estimate cost to service include all default-related costs such as foreclosure, delinquency, loss mitigation and bankruptcy costs.

•	Volatility — The volatility assumption utilized in the valuation model is intended to place a band around the potential interest rate movements from one period to the next. In order to perform the valuation, an implied volatility assumption for the mortgage servicing rights is used. Implied volatility is defined as the expected volatility implied from the prices at which options on interest rate swaps, or swaptions, are trading. The volatility assumption is updated monthly for the change in implied swaption volatility during the period, adjusted by the ratio of historical mortgage to swaption volatility.
To ensure that our mortgage servicing rights valuation process results in a fair value that approximates fair values assumed by other market participants in accordance with GAAP, we consider available market and third-party data in arriving at our final estimate of value. We periodically perform a series of reasonableness tests as management deems appropriate, including the following:

•	At a detailed level, reconciliation of actual monthly cash flows to those projected in the mortgage servicing rights valuation. Based upon the results of this reconciliation, we assess the need to modify the individual assumptions used in the monthly valuation. For 2005 actual servicing cash flows differed from modeled cash flows by an immaterial amount.

•	Comparison of forecast operations results for the next twelve month period to net income projected per the discounted cash flow forecast.

•	Review and comparison of recent bulk acquisition activity. Market trades are evaluated for reliability and relevancy and then considered, as appropriate, by evaluating our estimate of fair value of each significant deal to the traded price. Currently, there is a lack of comparable transactions between willing buyers and sellers in the bulk acquisition market, which are the best indicators of fair value. However, management continues to monitor and track market activity on an ongoing basis.

•	Review and comparison of recent flow servicing trades. As with bulk servicing trades, there are distinct reasons why fair values of flow market transactions will differ from our fair value estimate. Some reasons include age/seasoning of product, perceived profit margin/discount assumed by aggregators, economy of scale benefits and cross-sell benefits. However, management continues to monitor and track market activity on an ongoing basis.

•	Comparison of our fair value price/multiples to peer fair value price/multiples quoted in external surveys produced by third parties.
We generally expect our valuation to be within a reasonable range of that implied by each reasonableness test. In the event that management deems the valuation has exceeded these reasonableness tests, we may adjust the mortgage servicing rights valuation accordingly. Mortgage servicing rights are included as an asset in our Consolidated Balance Sheet, with changes in the estimated fair value of mortgage servicing rights included as a component of Mortgage banking income in our Consolidated Statement of Income. At December 31, 2005, we had $4.6 billion outstanding in mortgage servicing rights, including $0.6 billion at GMAC Commercial Mortgage, as compared to $3.9 billion at December 31, 2004. Amortization and impairment of $0.9 billion, $1.1 billion, and $2.0 billion were recognized in 2005, 2004 and 2003, respectively. The decrease in amortization and impairment is the result of an increase in market interest rates in 2005, as compared to the volatile interest rate environment in 2004, resulting in a decrease in actual and expected prepayments.
We evaluate mortgage servicing rights for impairment by stratifying our portfolio on the basis of the predominant risk characteristics (loan type and interest rate). To the extent that the carrying value of an individual stratum exceeds its estimated fair value, the mortgage servicing rights asset is considered to be impaired. Impairment that is considered to be temporary is recognized through the establishment of (or an increase in) a valuation allowance, with a corresponding unfavorable effect on earnings. If it is later determined that all or a portion of the temporary impairment no longer exists for a particular stratum, the valuation allowance is reduced, with a favorable effect on earnings.
We perform an evaluation of the mortgage servicing rights asset to determine the amount of the valuation allowance unlikely to be recovered through future interest rate increases. Based on the results of these evaluations, we recognized other than temporary impairment on the mortgage servicing rights asset of $55 million in 2005. This amount was based on a statistical analysis of historical changes in mortgage and other market interest rates to determine the amount of mortgage servicing rights asset value increase with only a remote probability of occurring. The $55 million in other than temporary impairment was reflected by a reduction in both the gross carrying value of the mortgage servicing rights asset and the corresponding valuation allowance. The reduction to the valuation allowance related to the other than temporary impairment reduces the maximum potential future increase to the mortgage servicing rights carrying value (under lower of cost or market accounting). However, the recognition of other than temporary impairment has no impact on the net carrying value of the asset or on earnings.

Management’s Discussion and Analysis
General Motors Acceptance Corporation
The assumptions used in modeling expected future cash flows of mortgage servicing rights have a significant impact on the fair value of mortgage servicing rights and potentially a corresponding impact to earnings. For example, a 10% increase in the constant prepayment assumptions would have negatively impacted the fair value of the residential mortgage servicing rights asset by $183 million or approximately 5% as of December 31, 2005. This sensitivity is hypothetical and is designed to highlight the magnitude a change in assumptions could have. The calculation assumes that a change in the constant prepayment assumption would not impact other modeling assumptions. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. In addition, the factors that may cause a change in the prepayment assumption may also positively or negatively impact other areas (i.e., decreasing interest rates while increasing prepayments would likely have a positive impact on mortgage loan production volume and gains recognized on the sale of mortgage loans).
At December 31, 2005, based upon the market information obtained, we determined that our mortgage servicing rights valuations and assumptions were reasonable and consistent with what an independent market participant would use to value the asset.
Valuation of Interests in Securitized Assets
When we securitize automotive retail contracts, wholesale finance receivables, mortgage loans and mortgage-backed securities, we typically retain an interest in the sold assets. These interests may take the form of asset- and mortgage-backed securities (including senior and subordinated interests), interest-only, principal-only, investment grade, non-investment grade, or unrated securities. We retain an interest in these transactions to provide a form of credit enhancement for the more highly rated securities, or because it is more economical to hold these interests as opposed to selling. In addition to the primary securitization activities, our mortgage operations purchase mortgage-backed securities, interest-only strips and other interests in securitized mortgage assets. In particular, we have mortgage broker-dealer operations that are in the business of underwriting, private placement, trading and selling of various mortgage-backed securities. As a result of these activities, we may hold investments (primarily with the intent to sell or securitize) in mortgage-backed securities similar to those retained by us in securitization activities. Interests in securitized assets are accounted for as investments in debt securities pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Our estimate of the fair value of these interests requires management to exercise significant judgment about the timing and amount of future cash flows of the securities.
Interests in securitized assets that are classified as trading or available for sale are valued on the basis of external dealer quotes, where available. External quotes are not available for a significant portion of these assets (approximately 70% to 80%), given the relative illiquidity of such assets in the market. In these circumstances, valuations are based on internally-developed models, which consider recent market transactions, experience with similar securities, current business conditions, analysis of the underlying collateral and third-party market information, as available. In conjunction with the performance of such valuations, management determined that the assumptions and the resulting valuations of asset- and mortgage-backed securities were reasonable and consistent with what an independent market participant would use to value the positions. In addition, we have certain interests in securitized assets (approximating $92 million) that are classified as held to maturity. Investments classified as held to maturity are carried at amortized cost and are periodically reviewed for impairment. At December 31, 2005 and 2004, the total interests in securitized assets approximated $5.0 billion and $5.4 billion, respectively.
Estimating the fair value of these securities requires management to make certain assumptions based upon current market information. The following describes the significant assumptions impacting future cash flow, and therefore the valuation of these assets.

•	Prepayment Speeds — Prepayment speeds are primarily impacted by changes in interest rates. As interest rates rise, prepayment speeds generally slow and as interest rates decrease, prepayment speeds generally accelerate. Similar to mortgage servicing rights, estimated prepayment speeds significantly impact the valuation of our residential mortgage-backed securities because increases in actual and expected prepayment speed significantly reduce expected cash flows from these securities. For certain securities, management is able to obtain market information from parties involved in the distribution of such securities to estimate prepayment speeds. In other cases, management estimates prepayment speeds based upon historical and expected future prepayment rates. In comparison to residential mortgage-backed securities, prepayment speeds on the automotive asset-backed securities are not as volatile and do not have as significant an earnings impact due to the relative short contractual term of the underlying receivables and the fact that many of these receivables have below-market contractual rates due to GM-sponsored special rate incentive programs.

•	Credit Losses — Expected credit losses on assets underlying the asset- and mortgage-backed securities also significantly impact the estimated fair value of the related residual interests we retain. Credit losses can be impacted by many economic variables including unemployment, housing valuation and regional factors. The type of loan product and the interest rate environment are also key variables impacting the credit loss assumptions. For certain securities, market information for similar investments is available to estimate credit losses and collateral defaults (e.g., dealer-quoted credit spreads). For other securities, future credit losses are estimated using internally-developed credit loss models, which

Management’s Discussion and Analysis
General Motors Acceptance Corporation

generate indicative credit losses on the basis of our historical credit loss frequency and severity.

•	Discount Rate — Discount rate assumptions are primarily impacted by changes in the assessed risk on the sold assets or similar assets and market interest rate movements. Discount rate assumptions are determined using data obtained from market participants, where available, or based on current relevant treasury rates plus a risk-adjusted spread, based on analysis of historical spreads on similar types of securities.

•	Interest Rates — Estimates of interest rates on variable- and adjustable-rate contracts are based on spreads over the applicable benchmark interest rate using market-based yield curves. The movement in interest rates can have a significant impact on the valuation of retained interests in floating-rate securities.
Asset- and mortgage-backed securities are included as a component of investment securities in our Consolidated Balance Sheet. Changes in the fair value of asset- and mortgage-backed securities held for trading are included as a component of investment income in our Consolidated Statement of Income. For the year ended December 31, 2005, net increases in the fair value of asset- and mortgage-backed securities held for trading totaled $131 million, compared to net increases of $35 million for the year ended December 31, 2004. The changes in the fair value of asset- and mortgage-backed securities available for sale is recorded in other comprehensive income, a component of shareholder’s equity in our Consolidated Balance Sheet. In the event that management determines that other than temporary impairment should be recognized related to asset- and mortgage-backed securities available for sale, such amounts are recognized in investment income in our Consolidated Statement of Income. We recognized $16 million, $12 million, and $57 million in other than temporary impairment on interests in securitized assets for the years ended 2005, 2004 and 2003, respectively.
Similar to mortgage servicing rights, changes in model assumptions can have a significant impact on the carrying value of interests in securitized assets. Note 8 to our Consolidated Financial Statements summarizes the impact on the fair value due to a change in key assumptions for the significant categories of interests in securitized assets as of December 31, 2005. The processes and assumptions used to determine the fair value of interest in securitized assets have been consistently applied and are considered by management to result in a valuation that fairly states the assets and which is not inconsistent with what a market participant would use to value the positions.
Determination of Reserves for Insurance Losses and Loss Adjustment Expenses
Our Insurance operations include an array of insurance underwriting, including personal lines, automotive extended service contracts, assumed reinsurance and commercial coverages, that creates a liability for unpaid losses incurred (which is further described in the Insurance operations section of this MD&A). The reserve for insurance losses and loss adjustment expenses represents an estimate of our liability for the unpaid cost of insured events that have occurred as of a point in time. More specifically, it represents the accumulation of estimates for reported losses and an estimate for losses incurred but not reported, including claims adjustment expenses.
The techniques and methods we use in estimating insurance loss reserves are generally consistent with prior years and are based on a variety of methodologies. GMAC Insurance’s claim personnel estimate reported losses based on individual case information or average payments for categories of claims. An estimate for current incurred but not reported claims is also recorded based on the expected loss ratio for a particular product which also considers significant events that might change the expected loss ratio, such as severe weather events and the estimates for reported claims. These estimates of the reserves are reviewed regularly by the product line management, by actuarial and accounting staffs and ultimately by senior management.
GMAC Insurance’s actuaries assess reserves for each business at the lowest meaningful level of homogeneous data within each type of insurance, such as general or product liability and auto physical damage. The purpose of these assessments is to confirm the reasonableness of the reserves carried by each of the individual subsidiaries and product lines, and thereby, the insurance operations overall carried reserves. The selection of an actuarial methodology is judgmental and depends on variables such as the type of insurance, its expected payout pattern and the manner in which claims are processed. Special characteristics such as deductibles, reinsurance recoverable, or special policy provisions are considered in the reserve estimation process. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred and netted against the provision for losses. Our reserves include a liability for the related costs that are expected to be incurred in connection with settling and paying the claim. These loss adjustment expenses are generally established as a percentage of loss reserves. Our reserve process considers the actuarially indicated reserves based on prior patterns of claim incurrence and payment as well as the degree of incremental volatility associated with the underlying risks for the types of insurance and represents management’s best estimate of the ultimate liability. Since the reserves are based on estimates, the ultimate liability may be more or less than our reserves. Any necessary adjustments, which may be significant, are included in earnings in the period in which they are deemed necessary. Such changes may be material to the results of the operations and financial condition and could occur in a future period.
Our determination of the appropriate reserves for insurance losses and loss adjustment expense for significant business components

Management’s Discussion and Analysis
General Motors Acceptance Corporation
is based on numerous assumptions that vary based on the underlying business and related exposure:

•	Personal Auto — Auto insurance losses are principally a function of the number of occurrences (i.e., accidents or thefts) and the severity (e.g., the ultimate cost of settling the claim) for each occurrence. The number of incidents is generally driven by the demographics and other indicators or predictors of loss experience of the insured customer base, including geographic location, number of miles driven, age, sex, type and cost of vehicle and types of coverage selected. The severity of each claim, within the limits of the insurance purchased, is generally random and settles to an average over a book of business, assuming a broad distribution of risks. Changes in the severity of claims have an impact on the reserves established at a point in time. Changes in bodily injury claim severity are driven primarily by inflation in the medical sector of the economy. Changes in auto physical damage claim severity are caused primarily by inflation in auto repair costs, auto parts prices and used car prices. However, changes in the level of the severity of claims paid may not necessarily match or track changes in the rate of inflation in these various sectors of the economy.

•	Extended Service Contracts — Extended service contract losses in the U.S. and abroad are generally reported and settled quickly through dealership service departments, resulting in a relatively small balance of outstanding claims at any point in time relative to the volume of claims processed annually. Mechanical service contract claims are primarily comprised of parts and labor for repair, or replacement of the affected components or systems. Changes in the cost of replacement parts and labor rates will impact the cost of settling claims. Considering the short time frame between a claim being incurred and paid, changes in key assumptions (e.g., part prices, labor rates) will have a minimal impact on the loss reserve as of a point in time. The loss reserve amount is influenced by the estimate of the lag between vehicles being repaired at dealerships and the claim being reported by the dealership.

•	Assumed Reinsurance — The assumed reinsurance losses generally are from contracts with regional insurers and facultative excess of loss agreements with national writers within the United States and personal auto in Europe. The reserve analysis is performed at a group level. A group can be an individual contract or a group of similar contracts, depending mostly upon contract size and the type of business being insured and coverages provided. Some considerations that can impact reserve estimates are changes in claim severity (e.g., building costs, auto repair costs, wage inflation, medical costs) as well as changes in the legal and regulatory environment.
At December 31, 2005 and 2004, our reserve for insurance losses and loss adjustment expenses totaled $2.5 billion. Insurance losses and loss adjustment expenses totaled $2.4 billion for the years ended December 31, 2005 and 2004 and was a slight increase from $2.3 billion in 2003. As of December 31, 2005, we concluded that our insurance loss reserves were reasonable and appropriate based on the assumptions and data used in determining the estimate. However, as insurance liabilities are based on estimates, the actual claims ultimately paid may vary from such estimates.

Funding and Liquidity
Funding Sources and Strategy
Our liquidity and our ongoing profitability is, in large part, dependent upon our timely access to capital and the costs associated with raising funds in different segments of the capital markets. Over the past several years, our funding strategy has focused on the development of diversified funding sources across a global investor base, both public and private and, as appropriate, the extension of debt maturities. In addition, we maintain a large cash reserve ($20 billion at December 31, 2005) including certain marketable securities that can be utilized to meet our obligations in the event of any market disruption. As part of our cash management strategy, from time to time we repurchase previously issued debt but do so in a manner that does not compromise overall liquidity. This multifaceted strategy, combined with a continuous prefunding of requirements, is designed to enhance our ability to meet our obligations.
The diversity of our funding sources enhances funding flexibility, limits dependence on any one source of funds and results in a more cost effective strategy over the longer term. In developing this approach, management considers market conditions, prevailing interest rates, liquidity needs and the desired maturity profile of our liabilities. This strategy has helped us maintain liquidity during periods of weakness in the capital markets, changes in our business or changes in our credit ratings. Despite our diverse funding sources and strategies, our ability to maintain liquidity may be affected by certain risk factors (see Risk Factors described in Item 1A, beginning on page 1).

Management’s Discussion and Analysis
General Motors Acceptance Corporation
The following table summarizes outstanding debt by funding source, including Commercial Mortgage, which has been classified as reporting segment held for sale in our Consolidated Balance Sheet, for the periods indicated:

	Outstanding

December 31, ($ in millions)	2005	2004

Commercial paper	$524	$8,395
Institutional term debt	83,076	105,894
Retail debt programs	34,482	38,706
Secured financings	124,657	91,957
Bank loans and other	15,979	22,734

Total debt (a)	258,718	267,686
Customer deposits (b)	11,013	5,755
Off-balance sheet securitizations: (c)
Retail finance receivables	3,165	5,057
Wholesale loans	20,724	20,978
Mortgage loans	91,860	65,829

Total funding	385,480	365,305
Less: cash reserves (d)	(19,976)	(22,718)

Net funding	$365,504	$342,587

Leverage ratio per covenant (e)	7.5:1	8.6:1

Funding Commitments
($ in billions)
Bank liquidity facilities (f)	$47.0	$59.4
Secured funding facilities (g)	$126.8	$59.3

(a)	Excludes fair value adjustment as described in Note 13 to our Consolidated Financial Statements.
(b)	Includes consumer and commercial bank deposits and dealer wholesale deposits.
(c)	Represents net funding from securitizations of retail and wholesale automotive receivables and mortgage loans accounted for as sales further described in Note 8 to our Consolidated Financial Statements.
(d)	Includes $15.8 cash and cash equivalents and $4.2 invested in marketable securities at December 31, 2005.
(e)	As described in Note 13 to our Consolidated Financial Statements, our liquidity facilities and certain other funding facilities contain a leverage ratio covenant of 11.0:1, which excludes from debt, securitization transactions that are accounted for on-balance sheet as secured financings (totaling $94,346 and $75,230 at December 31, 2005 and December 31, 2004, respectively). Our debt to equity ratio was 11.9:1 and 12.0:1, at December 31, 2005 and December 31, 2004, respectively, as determined by accounting principles generally accepted in the United States of America, which was the former basis for the leverage ratio covenant.
(f)	Represents both committed and uncommitted bank liquidity facilities. Refer to Note 13 to our Consolidated Financial Statements for details.
(g)	Represents both committed and uncommitted secured funding facilities. Includes commitments with third-party asset-backed commercial paper conduits as well as forward flow sale agreements with third parties and repurchase facilities. Refer to Note 13 to our Consolidated Financial Statements for details.
In the second and third quarters of 2005, our unsecured debt ratings (excluding ResCap) were lowered to a non-investment grade rating by three of the four nationally recognized rating agencies that rate us (refer to the discussion in this section on Credit Ratings of this MD&A for further information). These downgrades were a continuation of a series of credit rating actions over the past few years caused by concerns as to the financial outlook of GM, including its overall market position in the automotive industry and its burdensome health care obligations, as well as the uncertainty surrounding the auto parts supplier Delphi and its impact on GM’s financial condition. As a result of these rating actions, our unsecured credit spreads widened to unprecedented levels in 2005. In anticipation of, and as a result of, these credit rating actions, we modified our diversified funding strategy to focus on secured funding and automotive whole loan sales. These funding sources are generally not directly affected by ratings on unsecured debt and therefore offer both stability in spread and access to the market. In 2005, secured funding and whole loan sales represented 90% of our U.S. automotive term funding in comparison to 46% in 2004. The increased use of whole loan sales is part of the migration to an originate and sell model for the U.S. automotive finance business. In 2005, we executed $15 billion in full risk transfer transactions, predominately whole loan sales, and entered into two long-term commitment arrangements. Under these commitment arrangements, we are obligated to sell $33 billion in retail automotive receivables with commitments from third parties to purchase up to $64 billion over the next five years.
In addition, through our banking activities in our mortgage and automotive operations, bank deposits (certificates of deposits and brokered deposits) have become an important funding source for us. We have also been able to diversify our unsecured funding through the formation of ResCap. ResCap, a direct wholly owned subsidiary, was formed as the holding company of our residential mortgage businesses and in the second quarter of 2005 successfully achieved an investment grade rating (separate from GMAC) and issued $4 billion of unsecured debt. Following the bond offering, ResCap closed a $3.5 billion syndication of its bank facilities in July 2005. This syndication consisted of a $1.75 billion syndicated term loan, an $875 million syndicated line of credit committed through July 2008 and an $875 million syndicated line of credit committed through July 2006. In addition, in the fourth quarter of 2005 ResCap filed a $12 billion shelf registration statement in order to offer senior and/or subordinated debt securities and has issued $3 billion (including $1.75 billion issued in February 2006) in unsecured debt to investors with a portion of the proceeds from the notes used to repay a portion of intercompany borrowings. These facilities are intended to be used primarily for general corporate and working capital purposes, as well as to repay affiliate borrowings, thus providing additional liquidity.
As previously disclosed, on March 23, 2006, we completed the sale of 78% of our equity in GMAC Commercial Mortgage. Under the terms of the transaction, we received $8.8 billion at closing which is comprised of sale proceeds and repayment of

Management’s Discussion and Analysis
General Motors Acceptance Corporation
intercompany debt, thereby increasing our liquidity position and reducing the amount of funding required. Please refer to Note 25 to our Consolidated Financial Statements for further details.
The change of focus in the funding strategy has allowed us to maintain adequate access to capital and a sufficient liquidity position despite reductions in and limited access to traditional unsecured funding sources (i.e., commercial paper, term debt, bank loans and lines of credit) due to the deterioration in our unsecured credit rating. Unsecured sources most impacted by the reduction in our credit rating have been our commercial paper programs, the term debt markets, certain bank loan arrangements primarily in Mortgage and International Automotive operations, as well as Fannie Mae custodial borrowing arrangements at GMAC Residential.
A further reduction of our credit ratings could increase borrowing costs and further constrain our access to unsecured debt markets, including capital markets for retail debt. In addition, a further reduction of our credit ratings could increase the possibility of additional terms and conditions contained in any new or replacement financing arrangements as well as impacting elements of certain existing secured borrowing arrangements. However, our funding strategy has increased our focus on expanding and developing diversified secured funding sources and increased use of automotive whole loan sales that are not directly impacted by ratings on our unsecured debt.
With limited access to traditional unsecured funding sources, management will continue to diversify and expand our use of asset-backed funding and we believe that our funding strategy will provide sufficient access to the capital markets to meet our short- and medium-term funding needs. Notwithstanding the foregoing, management believes that the current ratings situation and outlook increases the level of risk to our long-term ability to sustain the current level of asset originations. Management continuously assesses this matter and is seeking to mitigate the increased risk by exploring whether actions could be taken that would provide a basis for rating agencies to evaluate our financial performance in order to provide us with ratings separate of those assigned to GM. On October 17, 2005, GM made an announcement that it is exploring the possible sale of a controlling interest in us to a strategic partner, with the goal of strengthening our credit grade rating and renewing our access to low-cost financing. Currently, Moody’s, DBRS, Fitch and Standard & Poor’s assign a different credit rating to us than they do to GM, with all four agencies having outlooks on our rating as evolving, developing or possible downgrade. There can be no assurance that any such actions by GM or us would be taken or that such actions, if taken, would be successful in achieving or maintaining, in some cases, a split rating from the rating agencies.
As described in Footnote 1 to our Consolidated Financial Statements and in the Supplementary Financial Data section of this document, we have restated our Consolidated Statement of Cash Flows for the specified periods, which resulted in certain reclassifications between operating and investing cash flows. These restatements have no effect on our financial condition or results of operations and we believe that the restatements will not adversely affect our outstanding indebtedness or our ability to access our liquidity facilities in any material respects. While it is possible that a lender could attempt to impose additional conditions or challenge our access to certain of our liquidity facilities citing these cash flow restatements, we believe that any such challenge would be unsuccessful.
Credit Ratings
The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. This is particularly true for certain term debt institutional investors whose investment guidelines require investment grade term ratings and for short-term institutional investors (money market investors in particular) whose investment guidelines require the two highest rating categories for short-term debt. Substantially all of our debt has been rated by nationally recognized statistical rating organizations. Concerns over the competitive and financial strength of GM, including how it will fund its burdensome health care liabilities and uncertainties at Delphi, have resulted in a series of credit rating actions, which commenced late in 2001. In the second and third quarters of 2005, Standard & Poor’s, Fitch and Moody’s downgraded GMAC’s (excluding ResCap) senior debt to a non-investment grade rating with DBRS continuing to maintain an investment grade rating on our senior debt. On October 3, 2005, Standard & Poor’s placed our ratings on CreditWatch with negative implications. Subsequently, on October 10, 2005, Standard & Poor’s affirmed the CreditWatch for our ratings but the implications changed from negative to developing which means that the ratings could be raised or lowered. On October 10, 2005, Moody’s placed our senior unsecured ratings under review for a possible downgrade and on October 17, 2005, Moody’s announced a change in the review status to direction uncertain from review for possible downgrade. In addition, Moody’s placed our Non-Prime short term rating on review for possible upgrade. On March 16, 2006, Moody’s placed our senior unsecured ratings under review for a possible downgrade following GM’s announcement that it would delay filing its annual report on Form 10-K with the SEC. On October 17, 2005, Fitch placed our ratings on Rating Watch Evolving. On October 11, 2005, DBRS placed our ratings under review with developing implications and affirmed the review status on October 17, 2005. These latest ratings actions are a result of GM’s announcement on October 17 that it is exploring the possible sale of a controlling interest in us to a strategic partner. On March 16, 2006, Moody’s placed our senior unsecured ratings under review for a possible downgrade following GM’s announcement that it will delay filing its annual report on Form 10-K with the SEC.

Management’s Discussion and Analysis
General Motors Acceptance Corporation
The following table summarizes our current ratings, outlook and the date of last rating or outlook change by the respective nationally recognized rating agencies.

	Commercial	Senior
Rating Agency	Paper	Debt	Outlook	Date of Last Action

Fitch	B	BB	Evolving	September 26, 2005 (a)
Moody’s	Not-Prime	Ba1	Possible downgrade	August 24, 2005 (b)
S&P	B-1	BB	Developing	May 5, 2005 (c)
DBRS	R-2 (low)	BBB (low)	Developing	August 2, 2005 (d)

(a)	Fitch downgraded our senior debt to BB from BB+, affirmed the commercial paper rating of B, and on October 17, 2005, placed the ratings on Rating Watch Evolving.
(b)	Moody’s lowered our senior debt to Ba1 from Baa2, downgraded the commercial paper rating to Not-Prime from Prime-2, on October 17, 2005, changed the review status of the long-term debt ratings to direction uncertain and on March 16, 2006, changed the review status of the senior debt ratings to possible downgrade.
(c)	Standard & Poor’s downgraded our senior debt to BB from BBB–, downgraded the commercial paper rating to B-1 from A-3, and on October 10, 2005, changed the outlook to CreditWatch with developing implications.
(d)	DBRS downgraded our senior debt to BBB (low) from BBB, downgraded the commercial paper rating to R-2 (low) from R-2 (middle), and on October 11, 2005, placed the ratings under review with developing implications and affirmed the review status on October 17, 2005.
In addition, ResCap, our indirect wholly owned subsidiary, has investment grade ratings (separate from GMAC) from the nationally recognized rating agencies. The following table summarizes ResCap’s current ratings, outlook and the date of the last rating or outlook change by the respective agency.

	Commercial	Senior
Rating Agency	Paper	Debt	Outlook	Date of Last Action

Fitch	F3	BBB-	Evolving	September 26, 2005 (a)
Moody’s	P3	Baa3	Possible downgrade	August 24, 2005 (b)
S&P	A-3	BBB-	Developing	June 9, 2005 (c)
DBRS	R-2 (middle)	BBB	Developing	June 9, 2005 (d)

(a)	Fitch downgraded the senior debt of ResCap to BBB- from BBB, downgraded the commercial paper rating to F3 from F2, and on October 17, 2005, placed the ratings on Rating Watch Evolving.
(b)	Moody’s downgraded the senior debt of ResCap to Baa3 from Baa2, downgraded the commercial paper rating to P3 from P2, on October 17, 2005, changed the review status of the long-term debt ratings to direction uncertain and on March 16, 2006, changed the review status of the senior debt ratings to possible downgrade.
(c)	Standard & Poor’s initial ratings for ResCap were assigned, and on October 10, 2005, S&P changed the outlook to CreditWatch with developing implications.
(d)	DBRS initial ratings for ResCap were assigned, and on October 11, 2005, DBRS placed the ratings under review with developing implications and affirmed the review status on October 17, 2005.
Derivative Financial Instruments
In managing the interest rate and foreign exchange exposures of a multinational finance company, we utilize a variety of interest rate and currency derivative financial instruments. As an end user of these financial instruments, we are in a better position to expand our investor base and to minimize our funding costs, enhancing our ability to offer attractive, competitive financing rates to our customers. Our derivative financial instruments consist primarily of interest rate swaps, futures and options, currency swaps, and forwards used to hedge related assets or funding obligations. The use of these instruments is further described in Note 16 to our Consolidated Financial Statements.
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

Off-balance Sheet Arrangements
We use off-balance sheet entities as an integral part of our operating and funding activities. The arrangements include the use of qualifying special purpose entities (QSPEs) and variable interest entities (VIEs) for securitization transactions, mortgage warehouse facilities and other mortgage-related funding programs. The majority of our off-balance sheet arrangements consist of securitization transactions similar to those used by many other financial institutions.

Management’s Discussion and Analysis
General Motors Acceptance Corporation
The following table summarizes assets carried off-balance sheet in these entities.

December 31, ($ in billions)	2005	2004

Securitization (a)
Retail finance receivables	$6.0	$5.6
Wholesale loans	21.4	21.3
Mortgage loans	93.7	71.2
Collateralized debt obligations (b)	3.5	3.3
Tax-exempt related securities	1.1	1.1

Total securitization	125.7	102.5
Other off-balance sheet activities
Mortgage warehouse	0.6	0.3
Other mortgage	0.2	3.5

Total off-balance sheet activities	$126.5	$106.3

(a)	Includes only securitizations accounted for as sales under SFAS 140, as further described in Note 8 to our Consolidated Financial Statements.
(b)	Includes securitization of mortgage-backed securities, some of which are backed by securitized mortgage loans as reflected in the above table.
Securitization
As part of our ongoing operations and overall funding and liquidity strategy, we securitize consumer automotive finance retail contracts, wholesale loans, mortgage loans, commercial mortgage securities, asset-backed securities, real estate investment trust debt and tax-exempt related securities. Securitization of assets allows us to diversify funding sources by enabling us to convert assets into cash earlier than what would have occurred in the normal course of business and to support the core activities of our Financing and Mortgage operations relative to originating and purchasing loans. Termination of our securitization activities would reduce funding sources for both our Financing and Mortgage operations and disrupt the core mortgage banking activity, adversely impacting our operating profit. As an example, an insolvency event for our parent would curtail our ability to utilize certain of our automotive wholesale loan securitization structures as a source of funding in the future.
Information regarding our securitization program is further described in Note 8 to our Consolidated Financial Statements. As part of this program, assets are generally sold to our bankruptcy-remote subsidiaries. These bankruptcy-remote subsidiaries are separate legal entities that assume the risk and reward of ownership of the receivables. Neither we nor these subsidiaries are responsible for the other entities’ debts, and the assets of the subsidiaries are not available to satisfy the claims of us or our creditors. In turn, the bankruptcy-remote subsidiaries establish separate trusts to which they transfer the assets in exchange for the proceeds from the sale of asset- or mortgage-backed securities issued by the trust. The trusts’ activities are generally limited to acquiring the assets, issuing asset- or mortgage-backed securities, making payments on the securities and periodically reporting to the investors. Due to the nature of the assets held by the trusts and the limited nature of each trust’s activities, most trusts are QSPEs in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). In accordance with SFAS 140, assets and liabilities of the QSPEs are generally not consolidated in our Consolidated Balance Sheet and therefore, we account for the transfer of assets into the QSPE as a sale.
Certain of our securitization transactions, while similar in legal structure to the transactions described in the foregoing (i.e., the assets are legally sold to a bankruptcy-remote subsidiary), do not meet the isolation and control criteria of SFAS 140 and, are therefore, accounted for as secured financings. As secured financings, the underlying automotive finance retail contracts or mortgage loans remain in our Consolidated Balance Sheet with the corresponding obligation (consisting of the debt securities issued) reflected as debt. We recognize income on the finance receivables and loans, and interest expense on the securities issued in the securitization and provide for credit losses as incurred over the life of the securitization. Approximately $98.7 billion and $81.1 billion of finance receivables, automotive leases and loans were related to secured financings at December 31, 2005 and 2004, respectively. Refer to Note 13 to our Consolidated Financial Statements for further discussion.
The increase in the amount of mortgage loans carried in off-balance sheet facilities since December 2004, reflects GMAC-RFC’s increased use of securitization transactions accounted for as sales versus those accounted for as secured financings in order to take advantage of certain market conditions which make it more economical to securitize a portion of the credit risk on nonprime and home equity products than to retain them on-balance sheet.
As part of our securitization program, we typically agree to service the transferred assets for a fee and we may earn other related ongoing income. We may also retain a portion of senior and subordinated interests issued by the trusts; for transactions accounted for as sales, these interests are reported as investment securities in our Consolidated Balance Sheet and are disclosed in Note 6 to our Consolidated Financial Statements. Subordinate interests typically provide credit support to the more highly rated senior interests in a securitization transaction and may be subject to all or a portion of the first loss position related to the sold assets. The amount of the fees earned and the levels of retained interests that we maintain are disclosed in Note 8 to our Consolidated Financial Statements.
We also purchase derivative financial instruments in order to facilitate securitization activities, as further described in Note 16 to our Consolidated Financial Statements.

Management’s Discussion and Analysis
General Motors Acceptance Corporation
Our exposure related to the securitization trusts is generally limited to cash reserves held for the benefit of investors in the trusts’ retained interests and certain purchase obligations. The trusts have a limited life and generally terminate upon final distribution of amounts owed to investors or upon exercise by us, as servicer, of its cleanup call option when the servicing of the sold contracts becomes burdensome. In addition, the trusts do not invest in our equity or any of our affiliates. In certain transactions, limited recourse provisions exist that allow holders of the asset- or mortgage-backed securities to put those securities back to us.
Our tax-exempt related securitizations include GMAC Commercial Mortgage’s tender option bond (TOB) and tax exempt conduit (TEC) programs. Under either program, we acquire long-term bonds, deposit them into a QSPE (TOB or TEC Trust), securitize them with a put option and resell the newly created short-term notes or certificates to third-party investors. The put option generally allows the holder of the short-term notes or certificates to put back its interest to the liquidity bank or remarketing agent for cash at any time (TOB) or upon failed remarketing (TEC). We are not obligated to repurchase or redeem the short-term notes or certificates before maturity. However, should the remarketing agent be unable to remarket the short-term notes or certificates, the Trustee would liquidate the TOB or TEC Trust assets, which could result in losses to us.
We generally do not guarantee any securities issued by the trusts. However, we have guaranteed repayment of principal and interest associated with certain commercial mortgage securitization transactions. We typically have also retained an investment related to such securitizations that is subordinate to the guarantees. Guarantee losses would be incurred in the event that losses on the underlying collateral exceed our subordinated investment (see Note 24 to our Consolidated Financial Statements and the Guarantees section in this MD&A for further information). Expiration dates range from 2006 through the expected life of the asset pool.
We have also entered into agreements to provide credit loss protection for certain high loan-to-value (HLTV) mortgage loan securitization transactions. We are required to perform on our guaranty obligation when the security credit enhancements are exhausted and losses are passed through to investors. The guarantees terminate the first calendar month during which the security aggregate note amount is reduced to zero (see Note 24 to our Consolidated Financial Statements and the Guarantees section in this MD&A for further information).
Other Off-Balance Sheet Activities
We also use other off-balance sheet entities for operational and liquidity purposes, which are in addition to the securitization activities that are part of the transfer and servicing of financial assets under SFAS 140 (as described in the previous section). The purposes and activities of these entities vary, with some entities classified as QSPEs under SFAS 140 and others, whose activities are not sufficiently limited to meet the QSPE criteria of SFAS 140, considered to be VIEs and accounted for in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R).
We may also act as a counterparty in derivative financial instruments with these entities to facilitate transactions. Although representing effective risk management techniques, these derivative financial instrument positions do not qualify for hedge accounting treatment as the assets or liabilities that are economically hedged are carried off-balance sheet. As such, these derivative financial instruments are reported in our Consolidated Balance Sheet at fair value, with valuation adjustments reflected in our Consolidated Statement of Income on a current period basis and are disclosed in Note 16 to our Consolidated Financial Statements. Included in our derivative financial instrument positions are credit basis swaps held by third-party banks covering $0 and $183 million in mortgage loans at December 31, 2005 and 2004, respectively.
We do not guarantee debt issued in connection with any of our off-balance sheet facilities, nor guarantee liquidity support (to the extent applicable) that is provided by third-party banks. Further, there are limited recourse provisions that would permit holders to put debt obligations back to us. In the event that liquidity banks fail to renew their commitment (which commitments may be subject to periodic renewal) and we are unable to find replacement liquidity support or alternative financing, the outstanding commercial paper would be paid with loans from participating banks, and proceeds from the underlying assets would be used to repay the banks. Finally, none of these entities related to our off-balance sheet facilities owns stock in us or any of our affiliates.
Our more significant off-balance sheet entities are described as follows:

•	Interests in real estate partnerships — Our Mortgage operations syndicate investments in real estate partnerships to unaffiliated investors and, in certain partnerships, guarantee the timely payment of a specified return to those investors. Returns to investors in the partnerships we syndicate are derived from tax credits and tax losses generated by underlying operating partnership entities that develop, own and operate affordable housing properties throughout the United States. We have variable interests in the underlying operating partnerships (primarily in the form of limited partnership interests) where we are not the primary beneficiary of and, as a result, are not required to consolidate these entities under FIN 46R. Assets outstanding in these partnerships approximated $6.5 billion at December 31, 2005. Our maximum exposure to loss related to these partnerships is $682 million.

•	New Center Asset Trust (NCAT) — NCAT is a QSPE that was established for the purpose of purchasing and holding privately issued asset-backed securities created in our automotive finance asset securitization program, as previously described. NCAT

Management’s Discussion and Analysis
General Motors Acceptance Corporation

funds the activity through the issuance of asset-backed commercial paper. NCAT acquires the asset-backed securities from special purpose trusts established by our limited purpose bankruptcy-remote subsidiaries. As of December 31, 2005, NCAT had $10.9 billion in asset-backed securities, which were fully supported by commercial paper. We act as administrator of NCAT to provide for the administration of the trust. NCAT maintains a $18.5 billion revolving credit agreement characterized as a liquidity and receivables purchase facility to support its issuance of commercial paper (see Note 13 to our Consolidated Financial Statements). The assets underlying the NCAT securities are retail finance receivables, wholesale loans and operating leases that are securitized as a part of our automotive finance funding strategies. As such, the $10.9 billion of NCAT securities outstanding at December 31, 2005, are considered in the non-mortgage securitization amounts presented in the table on page 52.
Purchase Obligations and Options
Certain of the structures related to securitization transactions and other off-balance sheet activities contain provisions, which are standard in the securitization industry, where we may (or, in limited circumstances, are obligated to) purchase specific assets from the entities. Our purchase obligations relating to off-balance sheet transactions are as follows:

•	Representations and warranties obligations — In connection with certain asset sales and securitization transactions, we typically deliver standard representations and warranties to the purchaser regarding the characteristics of the underlying transferred assets. These representations and warranties conform to specific guidelines, which are customary in securitization transactions. These clauses are intended to ensure that the terms and conditions of the sales contracts are met upon transfer of the assets. Prior to any sale or securitization transaction, we perform due diligence with respect to the assets to be included in the sale to ensure that they meet the purchaser’s requirements, as expressed in the representations and warranties. Due to these procedures, we believe that the potential for loss under these arrangements is remote. Accordingly, no liability is reflected in our Consolidated Balance Sheet related to these potential obligations. The maximum potential amount of future payments we could be required to make would be equal to the current balances of all assets subject to such securitization or sale activities. We do not monitor the total value of assets historically transferred to securitization vehicles or through other asset sales. Therefore, we are unable to develop an estimate of the maximum payout under these representations and warranties.
Representations and warranties made by us in off-balance sheet arrangements relate to the required characteristics of the receivables (e.g., contains customary and enforceable provisions, is secured by an enforceable lien, has an original term of no less than x months and no greater than y months, etc.) as of the initial sale date. Purchasers rely on these representations and warranties, which are common in the securitization industry, when purchasing the receivables. In connection with mortgage assets, it is common industry practice to include assets in a sale of mortgage loans before we have physically received all of the original loan documentation from a closing agent, recording office, or third-party register. In these cases, the loan origination process is completed through the disbursement of cash and the settlement process with the consumer; however, all of the loan documentation may not have been received by us and, in some cases, delivered to custodians that hold them for investors. When the documentation process is not yet complete, a representation is given that documents will be delivered within a specified number of days after the initial sale date.
Loans for which there are trailing or defective legal documents generally perform as well as loans without such administrative complications. Such loans merely fail to conform to the requirements of a particular sale. Upon discovery of a breach of a representation, the loans are either corrected in a manner conforming to the provisions of the sale agreement, replaced with a similar mortgage loan that conforms to the provisions, or investors are made whole by us through the purchase of the mortgage loan at a price determined by the related transaction documents, consistent with industry practice.
We purchased $29 million in mortgage assets and $0 of automotive receivables under these provisions in 2005 and $564 million of mortgage assets and $1 million of automotive receivables under these provisions in 2004. The majority of purchases under representations and warranties occurring in 2005 and 2004 resulted from the inability to deliver underlying mortgage documents within a specified number of days after the initial sale date. The remaining purchases occurred due to a variety of non-conformities (typically related to clerical errors discovered after sale in the post-closing review).

•	Administrator or servicer actions — In our capacity as servicer, we covenant, in certain automotive securitization transaction documents, that we will not amend or modify certain characteristics of any receivable after the initial sale date (e.g., amount financed, annual percentage rate, etc.). In addition, we are required to service sold receivables in the same manner in which we service owned receivables. In servicing our owned receivables, we may make changes to the underlying contracts at the request of the borrower, for example, because of errors made in the origination process or in order to prevent imminent default as a result of temporary economic hardship (e.g., borrower requested deferrals or extensions). When we would otherwise modify an owned receivable in accordance with customary servicing practices, therefore, we are required to modify a sold and serviced receivable, also in accordance with customary servicing procedures. If the modification is not otherwise permitted by the securitization transaction documents,

Management’s Discussion and Analysis
General Motors Acceptance Corporation

we are required to purchase such serviced receivable that has been sold. We purchased $76 million and $75 million in automotive receivables under these provisions in 2005 and 2004, respectively.

•	Limited recourse obligations — Under certain commercial mortgage facilities, there are eligibility criteria relating to the post-sale delinquency status of an asset and the length of time permitted between the date of sale to the mortgage warehouse facility and the ultimate date of securitization. If these criteria are not met, the beneficial interest holder may have the option to put the affected assets back to one of our consolidated bankruptcy-remote affiliates, based on terms provided in the facilities’ legal documentation. We purchased $0 and $212 million of commercial mortgage assets under these provisions in 2005 and 2004, respectively.
Our purchase options relating to off-balance sheet transactions are as follows:

•	Asset performance conditional calls — In our mortgage off-balance sheet transactions, we typically retain the option (but not an obligation) to purchase specific assets that become delinquent beyond a specified period of time, as set forth in the transaction legal documents (typically 90 days). We report affected assets when the purchase option becomes exercisable. Assets are purchased after the option becomes exercisable when it is in our best economic interest to do so. We purchased $364 million and $137 million of mortgage assets under these provisions in 2005 and 2004, respectively.

•	Third-party purchase calls — Unrelated third parties acquire mortgage assets through the exercise of third-party purchase call options. Prior to September 30, 2004, at the point when the third-party agreed to purchase affected assets, we recorded the assets in our Consolidated Balance Sheet and became obligated to exercise the call, deliver the mortgages to the purchaser and to deliver the purchasers’ funds for the benefit of holders of beneficial interests which were supported by the affected mortgage loans. Sale treatment was previously recognized under paragraph 9 of SFAS 140 for the transactions to which these calls apply. This third-party purchase call was exercised on approximately $8.5 billion and $30.3 billion of mortgage assets in 2005 and 2004, respectively. Effective September 30, 2004, we modified our accounting treatment for assets transferred subject to a third-party purchase call (refer to Note 1 to our Consolidated Financial Statements for further details).

•	Cleanup calls — In accordance with SFAS 140, we retain a cleanup call option in securitization transactions that allows the servicer to purchase the remaining transferred financial assets, once such assets or beneficial interests reach a minimal level and the cost of servicing those assets or beneficial interests become burdensome in relation to the benefits of servicing (defined as a specified percentage of the original principal balance). We purchased $2.9 billion and $4.1 billion in assets under these cleanup call provisions in 2005 and in 2004, respectively.
When purchases of assets from off-balance sheet facilities occur, either as a result of an obligation to do so, or upon us obtaining the ability to acquire sold assets through an option, any resulting purchase is executed in accordance with the legal terms in the facility or specific transaction documents. In most cases, we record no net gain or loss as the provisions for the purchase of specific assets in automotive receivables and mortgage asset transactions state that the purchase price is equal to the unpaid principal balance (i.e., par value) of the receivable, plus any accrued interest thereon. An exception relates to cleanup calls, which may result in a net gain or loss. In these cases, we record assets when the option to purchase is exercisable, as determined by the legal documentation. Any difference between the purchase price and amounts paid to discharge third-party beneficial interests is remitted to us through the recovery on the related retained interest. Any resulting gain or loss is recognized upon the exercise of a cleanup call option.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Guarantees
We have entered into arrangements that contingently require payments to non-consolidated third parties that are defined as guarantees. The following table summarizes primary categories of guarantees, with further qualitative and quantitative information in Note 24 to our Consolidated Financial Statements:

		Carrying
	Maximum	value of
December 31, 2005 ($ in millions)	liability	liability

Securitizations and sales	$2,318	$20
Agency loan program	6,196	—
Agency/construction lending	847	2
Guarantees for repayment of third-party debt	393	—
Repurchase guarantees	256	—
Standby letters of credit	135	3
Other guarantees	108	3

•	Agency loan program — Our Mortgage operations deliver loans to certain agencies that allow streamlined loan processing and limited documentation requirements. In the event any loans delivered under these programs reach a specified delinquency status, we may be required to provide certain documentation or, in some cases, repurchase the loan or indemnify the investor for any losses sustained.

•	Securitizations and sales — Under certain mortgage securitization and sales transactions, we have agreed to guarantee specific amounts depending on the performance of the underlying assets. In particular, these guarantees relate to particular commercial mortgage securitizations, agency loans sold with recourse, high loan-to-value securitizations, and sales of mortgage-related securities.

•	Agency/construction lending — We guarantee the repayment of principal and interest on certain construction loans and on long-term fixed rate agency loans.

•	Guarantees for repayment of third-party debt — Under certain arrangements, we guarantee the repayment of third-party debt obligations in the case of default. Some of these guarantees are collateralized by letters of credit.

•	Repurchase guarantees — We have issued guarantees to buyers of certain mortgage loans whereby in the event that a closing condition or document deficiency is identified by an investor after the closing, we may be required to indemnify the investor in the event the loan becomes delinquent.

•	Standby letters of credit — Letters of credit are issued by our Financing and Mortgage operations that represent irrevocable guarantees of payment of specified financial obligations of a client and which are generally collateralized by assets.
In addition to these guarantees, we have standard indemnification clauses in some of our funding arrangements that would require us to pay lenders for increased costs due to certain changes in laws or regulations. Furthermore, our Mortgage operations sponsor certain agents who originate mortgage loans under government programs and we have guaranteed uninsured losses resulting from the actions of the agents. As the nature of these exposures is unpredictable and not probable, management is not able to estimate a liability for the guarantees in these arrangements.

Aggregate Contractual Obligations
The following table provides aggregated information about our outstanding contractual obligations, including Commercial Mortgage, as of December 31, 2005, that are disclosed elsewhere in our Consolidated Financial Statements.

	Payments due by period

		Less than			More than
December 31 2005, ($ in millions)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Description of obligation:
Debt
Unsecured (a)	$134,591	$43,546	$38,118	$16,400	$36,527
Secured	124,657	42,932	21,902	2,433	57,390
Mortgage purchase and sale commitments	28,152	24,619	3,463	—	70
Lending commitments	25,875	18,500	2,213	669	4,493
Commitments to remit excess cash flows on certain loan portfolios	4,305	—	—	—	4,305
Commitments to sell retail automotive receivables	33,000	9,000	12,000	12,000	—
Lease commitments	824	201	304	161	158
Commitments to provide capital to equity method investees	1,037	553	90	107	287
Purchase obligations	231	141	77	13	—

Total	$352,672	$139,492	$78,167	$31,783	$103,230

(a)	Amount reflects the remaining principal obligation and excludes fair value adjustment of $2 and unamortized discount of $530.

Management’s Discussion and Analysis
General Motors Acceptance Corporation
The foregoing table does not include our reserves for insurance losses and loss adjustment expenses, which total $2.5 billion as of December 31, 2005. While payments due on insurance losses are considered contractual obligations because they relate to insurance policies issued by us, the ultimate amount to be paid for an insurance loss is an estimate, subject to significant uncertainty. Furthermore, the timing on payment is also uncertain; however, the majority of the balance is expected to be paid out in less than five years.
The following provides a description of the items summarized in the preceding table of contractual obligations:

•	Debt — Amounts represent the scheduled maturity of debt at December 31, 2005, assuming that no early redemptions occur. For debt issuances without a stated maturity date (i.e., Demand Notes) the maturity is assumed to occur within one year. The maturity of secured debt may vary based on the payment activity of the related secured assets. Debt issuances that are redeemable at or above par, during the callable period, are presented at the stated maturity date. The amounts presented are before the effect of any unamortized discount or fair value adjustment. Refer to Note 13 to our Consolidated Financial Statements for additional information on our debt obligations.

•	Mortgage purchase and sale commitments — As part of our Mortgage operations, we enter into commitments to originate, purchase, and sell mortgages and mortgage-backed securities. Refer to Note 24 to our Consolidated Financial Statements for additional information on our mortgage purchase and sale commitments.

•	Lending commitments — Both our Financing and Mortgage operations have outstanding revolving lending commitments with customers. The amounts presented represent the unused portion of those commitments, as of December 31, 2005, that the customers may draw upon in accordance with the lending arrangement. Refer to Note 24 to our Consolidated Financial Statements for additional information on our lending commitments.

•	Commitments to remit excess cash flows on certain loan portfolios — We are committed to remitting, under certain shared execution arrangements, cash flows that exceed a required rate of return less credit loss reimbursements. This commitment is accounted for as a derivative. Refer to Note 24 to our Consolidated Financial Statements for additional information on our shared execution arrangements.

•	Commitments to sell retail automotive receivables — We have entered into agreements with third-party banks to sell automotive retail receivables in which we transfer all credit risk to the purchaser (retail automotive portfolio sales transactions). Refer to Note 24 to our Consolidated Financial Statements for additional information on our commitments to remit excess cash flows on certain loan portfolios.

•	Lease commitments — We have obligations under various operating lease arrangements (primarily for real property) with noncancelable lease terms that expire after December 31, 2005. Refer to Note 24 to our Consolidated Financial Statements for additional information on our lease commitments.

•	Commitments to provide capital to equity method investees — As part of arrangements with specific private equity funds, we are obligated to provide capital to equity method investees. Refer to Note 24 to our Consolidated Financial Statements for additional information on our commitments to provide capital to equity method investees.

•	Purchase obligations — We enter into multiple contractual arrangements for various services. The amounts represent fixed payment obligations under our most significant contracts and primarily relate to contracts with information technology providers. Refer to Note 24 to our Consolidated Financial Statements for additional information on our purchase obligations.

Market Risk
Our financing, mortgage, and insurance activities give rise to market risk, representing the potential loss in the fair value of assets or liabilities caused by movements in market variables, such as interest rates, foreign exchange rates and equity prices. We are primarily exposed to interest rate risk arising from changes in interest rates related to our financing, investing and cash management activities. More specifically, we have entered into contracts to provide financing, to retain mortgage servicing rights and to retain various assets related to securitization activities all of which are exposed, in varying degrees, to changes in value due to movements in interest rates. Interest rate risk arises from the mismatch between assets and the related liabilities used for funding. We enter into various financial instruments, including derivatives, to maintain the desired level of exposure to the risk of interest rate fluctuations (refer to Note 16 to our Consolidated Financial Statements).
We are exposed to foreign currency risk arising from the possibility that fluctuations in foreign exchange rates will impact future earnings or asset and liability values related to our global operations. Our most significant foreign currency exposures relate to the Euro, the Canadian dollar, the British pound sterling, and the Australian dollar.
We are also exposed to equity price risk, primarily in our Insurance operations, which invests in equity securities that are subject to price risk influenced by capital market movements. Our equity securities are considered investments and we do not enter

Management’s Discussion and Analysis
General Motors Acceptance Corporation
into derivatives to modify the risks associated with our Insurance investment portfolio.
While the diversity of our activities from our complementary lines of business naturally mitigates market risk, we also actively manage this risk. We maintain risk management control systems to monitor interest rate, foreign currency exchange rate and equity price risks and related hedge positions. Positions are monitored using a variety of analytical techniques including market value, sensitivity analysis and value at risk models.
Additional principle risks include credit risk and lease residual risk which are discussed in Item 7.
Value at Risk
One of the measures we use to manage market risk is Value at Risk (VaR), which gauges the dollar amount of potential loss in fair value from adverse interest rate and currency movements in an ordinary market. The VaR model uses a distribution of historical changes in market prices to assess the potential for future losses. In addition, VaR takes into account correlations between risks and the potential for movements in one portfolio to offset movements in another.
We measure VaR using a 95% confidence interval and an assumed one month holding period, meaning that we would expect to incur changes in fair value greater than those predicted by VaR in only one out of every 20 months. Currently, our VaR measurements do not include all of our market risk sensitive positions. The VaR estimates encompass the majority (approximately 90%) of our market risk sensitive positions, which management believes are representative of all positions. The following table represents the maximum, average, and minimum potential VaR losses measured for the years indicated.

Year ended December 31, ($ in millions)	2005	2004

Value at Risk
Maximum	$239	$276
Average	129	166
Minimum	66	122

While no single risk statistic can reflect all aspects of market risk, the VaR measurements provide an overview of our exposure to changes in market influences. Less than 2% of our assets are accounted for as trading activities (i.e., those in which changes in fair value directly affect earnings). As such, our VaR measurements are not indicative of the impact to current period earnings caused by potential market movements. The actual earnings impact would differ as the accounting for our financial instruments is a combination of historical cost, lower of cost or market, and fair value (as further described in the accounting policies in Note 1 to our Consolidated Financial Statements).
Sensitivity Analysis
While VaR reflects the risk of loss due to unlikely events in a normal market, sensitivity analysis captures our exposure to isolated hypothetical movements in specific market rates. The following analyses, which include GMAC Commercial Mortgage’s financial instruments that are exposed to changes in interest rates, foreign exchange rates and equity prices, are based on sensitivity analyses performed assuming instantaneous, parallel shifts in market exchange rates, interest rate yield curves and equity prices.

	2005		2004

	Non-	Trading	Non-	Trading
December 31, (in millions)	trading (a)	(b)	trading (a)	(b)

Financial instruments exposed to changes in:
Interest rates
Estimated fair value	($26,343)	$4,580	($32,025)	$3,545
Effect of 10% adverse change in rates	(1,662)	(127)	(1,463)	(33)
Foreign exchange rates
Estimated fair value	($7,177)	$254	($10,213)	$577
Effect of 10% adverse change in rates	(718)	(25)	(1,021)	(58)
Equity prices
Estimated fair value	$2,367	$—	$2,230	$—
Effect of 10% decrease in prices	(236)	—	(222)	—

(a)	Includes our available for sale and held to maturity investment securities. Refer to Note 6 to our Consolidated Financial Statements for additional information on our investment securities portfolio.
(b)	Includes our trading investment securities. Refer to Note 6 to our Consolidated Financial Statements for additional information on our investment securities portfolio.
There are certain shortcomings inherent to the sensitivity analysis data presented. The models assume that interest rate and foreign exchange rate changes are instantaneous parallel shifts. In reality, changes are rarely instantaneous or parallel, and therefore, the sensitivities summarized in the foregoing table may be overstated. While this sensitivity analysis is our best estimate of the impacts of the scenarios described, actual results could differ from those projected.
Because they do not represent financial instruments, our operating leases are not required to be included in the interest rate sensitivity analysis. This exclusion is significant to the overall analysis and any resulting conclusions. While the sensitivity analysis shows an estimated fair value change for the debt which funds our operating lease portfolio, a corresponding change for our operating lease portfolio (which had a carrying value of $31.2 billion and $26.1 billion at December 31, 2005 and 2004, respectively) was excluded from the foregoing analysis. As a result, the overall impact to the estimated fair value of financial instruments from hypothetical changes in interest and foreign currency exchange rates is greater than what we would experience in the event of such market movements.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Operational Risk
We define operational risk as the risk of loss resulting from inadequate or failed processes or systems, human factors, or external events. Operational risk is an inherent risk element in each of our businesses and related support activities. Such risk can manifest in various ways, including breakdowns, errors, business interruptions and inappropriate behavior of employees, and can potentially result in financial losses and other damage to us.
To monitor and control such risk, we maintain a system of policies and a control framework designed to provide a sound and well-controlled operational environment. The goal is to maintain operational risk at appropriate levels in view of our financial strength, the characteristics of the businesses and the markets in which we operate, and the related competitive and regulatory environment. While each operating unit is responsible for risk management, we supplement this decentralized model with a centralized enterprise risk management function. This risk management function is responsible for ensuring that each business unit has proper policies and procedures for managing risk and for identifying, measuring and monitoring risk across our enterprise. We utilize an enterprise-wide control self-assessment process. The focus of the process has been to identify key risks specific to areas impacting financial reporting and disclosure controls and procedures.
Notwithstanding these risk and control initiatives, we may incur losses attributable to operational risks from time to time, and there can be no assurance that such losses will not be incurred in the future.

Accounting and Reporting Developments
Statement of Position 05-1 — In September 2005 the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance contracts. SOP 05-1 defines an internal replacement, and specifies the conditions that determine whether the replacement contract is substantially or unsubstantially changed from the replaced contract. An internal replacement determined to result in a substantially changed contract should be accounted for as an extinguishment of the replaced contract, and unamortized deferred acquisition costs and unearned revenue liabilities of the replaced contract should be no longer be deferred. An internal replacement determined to result in an unsubstantially changed contract should be accounted for as a continuation of the replaced asset. SOP 05-01 introduces the terms integrated and non-integrated contract features and specifies that non-integrated features do not change the base contract and are to be accounted for in a manner similar to a separately issued contract. Integrated features are evaluated in conjunction with the base contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Management is assessing the potential impact on our financial condition or results of operations.
Statement of Financial Accounting Standards No. 154 — In May 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154), that addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.
Statement of Financial Accounting Standards No. 155 — In February 2006 the Financial Accounting Standards Board issued Statement of Financial Standards No. 155 Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS 155). This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value on an instrument-by-instrument basis. The standard eliminates the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 also clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133 as well as determines that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the fiscal year that begins after September 15, 2006. Management is assessing the potential impact on our financial condition or results of operations.
Statement of Financial Accounting Standards No. 156 — In March 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS 156), which provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately

Management’s Discussion and Analysis
General Motors Acceptance Corporation
recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings, however, SFAS 156 permits early adoption. We plan to early adopt SFAS 156 as of January 1, 2006 and are currently in the process of quantifying the financial impact. It is not anticipated that adoption will have a material impact on our financial condition or results of operations.
Emerging Issues Task Force No. 04-5 — In July 2005 the Emerging Issues Task Force released Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (EITF 04-5). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership by determining the general partner’s substantive ability to dissolve (liquidate) the limited partnership as well as assessing the substantive participating rights of the general partner within the limited partnership. EITF 04-5 states that if the general partner has substantive ability to dissolve (liquidate) or has substantive participating rights then the general partner is presumed to control that partnership and would be required to consolidate the limited partnership. EITF 04-5 is effective for all new limited partnerships and existing partnerships for which the partnership agreements are modified on June 29, 2005. This EITF is effective in fiscal periods beginning after December 15, 2005, for all other limited partnerships. We are currently reviewing the potential impact of EITF 04-5. It is not anticipated that adoption will have a material impact on our financial condition or results of operations.
FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1 — In November 2005 the FASB issued FSP Nos. FAS 115-1 and 124-1 to address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impaired loss. This FSP nullified certain requirements of Emerging Issues Task Force 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), and references existing guidance on other than temporary guidance. Furthermore, this FSP creates a three step process in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP is effective for reporting periods beginning after December 15, 2005. It is not anticipated that adoption will have a material impact on our financial condition or results of operations.

Consolidated Operating Results
Comparison of 2005 to 2004
The following section provides a discussion of our consolidated results of operations as displayed in our Consolidated Statement of Income presented on page 70. A further discussion of the operating results can be found within the foregoing individual business segment sections of this MD&A.
Revenues
Total revenue increased by 5% primarily due to increases in commercial interest income, operating lease income and revenue from mortgages held for sale. The increase in commercial revenue was primarily the result of higher market interest rates as the majority of the portfolio is of a floating rate nature. Operating lease revenue increased due to a 20% growth of the portfolio compared to 2004 and mortgage loans held for sale revenue increased due to an increase in mortgage production.
Interest and discount expense increased by 36%, consistent with the overall increase in market interest rates during the year, but also reflective of the widening of our corporate credit spreads as we experienced a series of credit rating actions during the year. The provision for credit losses decreased by 44% as compared to 2004, despite the impact of loss reserves recorded in the third quarter of 2005 related to accounts impacted by Hurricane Katrina. The decrease in provision for credit losses was attributable to both our Financing and Residential mortgage operations. The decrease in provision at our Financing operations was due to a combination of lower consumer asset levels due to an increase in whole loan sales, improved loss performance on retail contracts and improved performance on the non-automotive commercial portfolio. Lower provision for credit losses at our Residential mortgage operations was primarily due to favorable loss severity and frequency of loss as compared to previous estimates primarily as a result of the effects of home price appreciation. Insurance premiums and service revenue earned increased by 6% as a result of contract growth across the major product lines (domestic and international).
Mortgage banking income increased by 28% as compared to 2004. The increase is primarily due to favorable net loan servicing income and higher gains on sales of loans. The increase in gains on sales of loans is primarily due to higher overall loan production and increased volume of off-balance sheet securitization versus on-balance sheet secured financings at our residential mortgage operations. Net loan servicing income increased due to higher servicing fees consistent with increases in the servicing portfolio as well as a reduction in amortization and impairment of mortgage servicing rights due to

Management’s Discussion and Analysis
General Motors Acceptance Corporation
slower than expected prepayments consistent with observed trends in the portfolio and rising interest rates.
Investment and other income increased by 30% as compared to 2004. The increase is primarily due to interest income from cash and investments in U.S. Treasury securities, the favorable impact on the valuation of retained securitization interests at our residential mortgage operation, higher investment income at Commercial Mortgage and higher capital gains at our Insurance operations.
Expenses
The 9% increase in noninterest expense is primarily due to the increase in depreciation expense on operating lease assets and compensation and benefits expense. Depreciation on operating leases assets increased as a result of higher average operating lease asset levels as compared to 2004. In addition, compensation and benefits expense increased reflecting increased compensation expense at our Mortgage operations consistent with the increase in loan production and higher supplemental compensation resulting from increased profitability. Insurance losses and loss adjustment expenses and other operating expenses were relatively stable as compared to 2004.
Our effective tax rate was 33.5%, consistent with the 33.0% rate experienced in 2004.
Noninterest expense was also negatively impacted by non-cash goodwill impairment charges of $712 million, which were recognized in the fourth quarter of 2005. The charges relate predominately to our Commercial Finance operating segment and primarily to the goodwill recognized in connection with the 1999 acquisition of the majority of this business.
Comparison of 2004 to 2003
Revenues
Total revenue increased by 12% or $2,159 million to $20,341 million in 2004. The majority of the increase in revenue ($1,917 million) occurred at our Mortgage operations primarily due to the continued use of secured financing structures for consumer mortgage loans, which resulted in increased consumer finance receivables. The increase in commercial revenue was primarily the result of both higher earning rates caused by the overall increase in market rates in 2004 and higher wholesale receivable balances (which are primarily floating rate), as a result of increases in dealer inventories.
Interest and discount expense increased, consistent with the increase in secured debt collateralized by mortgage loans, but also the result of continued increases in our cost of borrowings due to declines in our credit ratings, as well as an overall increase in market interest rates during the year. The provision for credit losses was favorably impacted by lower credit loss provisions at our Financing operations, but negatively impacted by an increase in loss provisions in our mortgage loan portfolio due to the growth in on-balance sheet consumer mortgage loans, resulting in a net $232 million increase in 2004 as compared to 2003.
The 11% increase in insurance premiums and service revenue earned in 2004 was due primarily to volume and rate increases at our Insurance operations. Mortgage banking income decreased by $659 million in 2004. The decrease in mortgage banking income was the result of decreased loan production, which resulted in decreases in gains from the sales of loans, mitigated by a decline in amortization and impairment of mortgage servicing rights due to the favorable impact of the increase in market interest rates.
The increase in investment income in 2004 was due primarily to increases in investment income in our Insurance operations investment portfolio. Capital gains on the portfolio were recognized in 2004, as compared to net capital losses (as the result of the recognition of other than temporary impairments) recognized in 2003. Additional increases in investment income were due to increases in the value of mortgage-related residual interests due to lower prepayments as a result of interest rate increases.
Other income increased by $387 million during the year to $3,516 million and included the following significant items, contributing to the net change:

•	Increased amount of interest earned on cash and cash equivalents, resulting from an increase in the balance of cash and the overall increase in market interest rates during the year.

•	Increased revenue from the International automotive full service leasing business.

•	A reduction in the unfavorable impact of market adjustments on our non-hedge derivative financial instrument positions.

•	Increased real estate service fees within our Mortgage operations as a result of continued growth in that portion of the business.
Expenses
Total noninterest expense increased by $285 million or 2% in 2004 as compared to 2003 reflecting increased advertising expenses at our Financing operations related to joint marketing programs with General Motors, mitigated by the impact of favorable remarketing results on off-lease vehicles. Compensation and benefits expense in 2004 was consistent with 2003 levels, increasing by $78 million or 3%. The $83 million increase in insurance losses and loss adjustment expenses was consistent with the higher written premium and service revenue volumes experienced at our Insurance operations in 2004. Depreciation expense on operating lease assets was comparable to 2003, consistent with stable operating lease asset levels.
Other operating expenses increased by $140 million in 2004 as compared to 2003, as a result of increased shared advertising and marketing expenses with GM, mitigated by the favorable impact of higher remarketing gains on the disposal of off-lease vehicles. Our effective tax rate was 33.0% in 2004, which was lower than the 36.3% rate experienced in 2003. During the year, we benefited from several favorable tax items within our Financing operations, including favorable tax settlements with various authorities and reduced reserve requirements.

Statement of Responsibility for Preparation
of Financial Statements
General Motors Acceptance Corporation
Our Consolidated Financial Statements, Financial Highlights and Management’s Discussion and Analysis of Financial Condition and Results of Operations of General Motors Acceptance Corporation and subsidiaries (GMAC) were prepared by management, who is responsible for their integrity and objectivity. Where applicable, this financial information has been prepared in conformity with the Securities Exchange Act of 1934, as amended, and accounting principles generally accepted in the United States of America. The preparation of this financial information requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of our Consolidated Financial Statements and the reported amounts of revenues and expenses during the periods presented. The critical accounting estimates that may involve a higher degree of judgment, and complexity are included in Management’s Discussion and Analysis.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements of GMAC; and their report is included herein. The audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
The General Motors Board of Directors, through its Audit Committee (composed entirely of independent directors), is responsible for overseeing management’s fulfillment of its responsibilities in the preparation of the Consolidated Financial Statements. The GM Audit Committee annually recommends to the Board of Directors the selection of independent auditors in advance of General Motor’s Annual Meeting of Stockholders and submits the selection for ratification at the Meeting. In addition, the GM Audit Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the internal auditors meet regularly (separately and jointly) with the GM Audit Committee to review the activities of each, and to ensure that each is properly discharging its responsibilities. To reinforce complete independence, Deloitte & Touche LLP has full and free access to meet with the GM Audit Committee without management representatives present, to discuss the results of the audit, the adequacy of internal control, and the quality of financial reporting. Certain aspects of these responsibilities are delegated to GMAC’s Audit Committee, comprised of General Motors’ Chief Financial Officer, Treasurer and President of GM Asset Management.

/s/ Eric A. Feldstein	/s/ Sanjiv Khattri

Eric A. Feldstein Chairman March 28, 2006	Sanjiv Khattri Executive Vice President and Chief Financial Officer March 28, 2006

Management’s Report on Internal Control over
Financial Reporting
General Motors Acceptance Corporation
General Motors Acceptance Corporation’s management is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chairman and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with accounting principles generally accepted in the United States of America.
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
Management conducted, under the supervision of the Company’s Chairman and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.
A material weakness is a control deficiency or a combination of control deficiencies that result in a more than remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Management identified the following material weakness in its assessment as of December 31, 2005.
The Company did not sufficiently design and maintain effective controls over the preparation, review, presentation and disclosure of our Consolidated Statement of Cash Flows, specifically cash outflows related to certain mortgage loan originations and purchases that were not appropriately classified as either operating cash flows or investing cash flows consistent with our original designation as loans held for sale or loans held for investment. In addition, proceeds from sales and repayments related to certain mortgage loans, which initially were classified as mortgage loans held for investment and subsequently transferred to mortgage loans held for sale, were reported as operating cash flows instead of investing cash flows in our Consolidated Statement of Cash Flows, as required by Statement of Financial Accounting Standards No. 102 Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. Finally, certain non-cash proceeds and transfers were not appropriately presented in the Consolidated Statement of Cash Flows or the Supplemental disclosure to the Consolidated Statement of Cash Flows.
These matters impacted the Consolidated Statement of Cash Flows for the years ended December 31, 2004 and 2003 and the three, six and nine month periods ended March 31, June 30, and September 30, 2005 and 2004, respectively. The Company has restated our Consolidated Statement of Cash Flows for the years ended December 31, 2004 and 2003 within this Form 10-K. The restatement of this information does not change total cash and cash equivalents reflected in any of the previously reported Consolidated Statement of Cash Flows. Furthermore, the restatement has no effect on our Consolidated Statement of Income, Consolidated Balance Sheet or Consolidated Statement of Changes in Stockholder’s Equity for any period during 2005, 2004 or 2003. The annual cash flows on the aforementioned mortgage loans have been properly classified in our Consolidated Statement of Cash Flows for the year ended December 31, 2005 and for the restated years ended December 31, 2004 and 2003. However, the existing controls over the preparation, review, presentation and disclosure of our Consolidated Statement of Cash Flows were not sufficiently designed or operating effectively to prevent or detect a material misstatement, which resulted in the restatement of our Consolidated Statement of Cash Flows. Accordingly, management determined that this control deficiency constitutes a material weakness.

Management’s Report on Internal Control over
Financial Reporting
General Motors Acceptance Corporation
Based on the assessment performed and solely as a result of the material weakness described above, management concluded that as of December 31, 2005, GMAC’s internal control over financial reporting was not effective based upon the COSO criteria.
Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

/s/ Eric A. Feldstein	/s/ Sanjiv Khattri

Eric A. Feldstein Chairman March 28, 2006	Sanjiv Khattri Executive Vice President and Chief Financial Officer March 28, 2006

Report of Independent Registered Public Accounting Firm
General Motors Acceptance Corporation:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that General Motors Acceptance Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: management did not sufficiently design and maintain controls over the preparation, review, presentation and disclosure of amounts related to cash flows reflected in the Consolidated Statements of Cash Flows which resulted in misstatements therein. This material weakness has caused the restatement of the Consolidated Statements of Cash Flows for the years ended December 31, 2004, and 2003 and for the three, six and nine month periods ended March 31, June 30 and September 30, 2005 and 2004, respectively. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and this report does not affect our report on such financial statements.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements as of and for the year ended December 31, 2005, of the Company and our report dated March 28, 2006, expressed an unqualified opinion on those Consolidated Financial Statements and included an explanatory paragraph regarding the restatement described in Note 1 to the Consolidated Financial Statements.
/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Detroit, Michigan
March 28, 2006

Report of Independent Registered Public Accounting Firm
General Motors Acceptance Corporation:
We have audited the accompanying Consolidated Balance Sheet of General Motors Acceptance Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related Consolidated Statements of Income, Changes in Stockholder’s Equity, and Cash Flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the Consolidated Financial Statements, the accompanying 2004 and 2003 Consolidated Statements of Cash Flows have been restated.
As discussed in Note 1 to the Consolidated Financial Statements, effective July 1, 2003, the Company began consolidating certain variable interest entities to conform to Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.
/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Detroit, Michigan
March 28, 2006

Consolidated Statement of Income
General Motors Acceptance Corporation

Year ended December 31, ($ in millions)	2005	2004	2003

Revenue
Consumer	$9,945	$10,332	$8,597
Commercial	2,685	2,177	1,950
Loans held for sale	1,652	1,269	1,024
Operating leases	7,032	6,563	6,611

Total revenue	21,314	20,341	18,182
Interest and discount expense	12,930	9,535	7,564

Net revenue before provision for credit losses	8,384	10,806	10,618
Provision for credit losses	1,085	1,953	1,721

Net revenue	7,299	8,853	8,897
Insurance premiums and service revenue earned	3,762	3,528	3,178
Mortgage banking income	2,462	1,925	2,584
Investment income	1,216	845	631
Other income	4,468	3,516	3,129

Total net revenue	19,207	18,667	18,419
Expense
Depreciation expense on operating lease assets	5,244	4,828	4,844
Compensation and benefits expense	3,163	2,916	2,838
Insurance losses and loss adjustment expenses	2,355	2,371	2,288
Other operating expenses	4,134	4,205	4,065
Goodwill impairment	712	—	—

Total noninterest expense	15,608	14,320	14,035
Income before income tax expense	3,599	4,347	4,384
Income tax expense	1,205	1,434	1,591

Net income	$2,394	$2,913	$2,793

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet
General Motors Acceptance Corporation

December 31, ($ in millions)	2005	2004

Assets
Cash and cash equivalents	$15,424	$22,718
Investment securities	18,207	14,960
Loans held for sale	21,865	19,934
Reporting segment held for sale	19,030	—
Finance receivables and loans, net of unearned income
Consumer	140,411	150,449
Commercial	44,574	53,210
Allowance for credit losses	(3,116)	(3,422)

Total finance receivables and loans, net	181,869	200,237
Investment in operating leases, net	31,211	26,072
Notes receivable from General Motors	4,565	4,921
Mortgage servicing rights, net	4,015	3,890
Premiums and other insurance receivables	1,873	1,763
Other assets	22,457	29,644

Total assets	$320,516	$324,139

Liabilities
Debt
Unsecured	$133,269	$177,003
Secured	121,138	91,957

Total debt	254,407	268,960
Interest payable	3,057	3,394
Liabilities related to reporting segment held for sale	10,941	—
Unearned insurance premiums and service revenue	5,054	4,727
Reserves for insurance losses and loss adjustment expenses	2,534	2,505
Accrued expenses and other liabilities	18,381	18,382
Deferred income taxes	4,364	3,754

Total liabilities	298,738	301,722
Stockholder’s equity
Common stock, $.10 par value (10,000 shares authorized, 10 shares issued and outstanding) and paid-in capital	5,760	5,760
Retained earnings	15,190	15,491
Accumulated other comprehensive income	828	1,166

Total stockholder’s equity	21,778	22,417

Total liabilities and stockholder’s equity	$320,516	$324,139

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Stockholder’s Equity
General Motors Acceptance Corporation

Year ended December 31, ($ in millions)	2005	2004	2003

Common stock and paid-in capital
Balance at beginning of year	$5,760	$5,641	$5,641
Increase in paid-in capital	—	119	—

Balance at end of year	5,760	5,760	5,641

Retained earnings
Balance at beginning of year	15,491	14,078	12,285
Net income	2,394	2,913	2,793
Dividends paid	(2,500)	(1,500)	(1,000)
Repurchase transaction (a)	(195)	—	—

Balance at end of year	15,190	15,491	14,078

Accumulated other comprehensive income (loss)
Balance at beginning of year	1,166	517	(95)
Other comprehensive (loss) income	(338)	649	612

Balance at end of year	828	1,166	517

Total stockholder’s equity
Balance at beginning of year	22,417	20,236	17,831
Increase in paid-in capital	—	119	—
Net income	2,394	2,913	2,793
Dividends paid	(2,500)	(1,500)	(1,000)
Repurchase transaction (a)	(195)	—	—
Other comprehensive (loss) income	(338)	649	612

Total stockholder’s equity at end of year	$21,778	$22,417	$20,236

Comprehensive income
Net income	$2,394	$2,913	$2,793
Other comprehensive (loss) income	(338)	649	612

Comprehensive income	$2,056	$3,562	$3,405

(a)	In October 2005 we repurchased operating lease assets and related deferred tax liabilities from GM. Refer to Note 19 to our Consolidated Financial Statements for further details.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
General Motors Acceptance Corporation

		(As restated	(As restated
		See Note 1)	See Note 1)
Year ended December 31, ($ in millions)	2005	2004	2003

Operating activities
Net income	$2,394	$2,913	$2,793
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,964	5,433	5,340
Goodwill impairment	712	—	—
Amortization and valuation adjustments of mortgage servicing rights	782	1,384	1,602
Provision for credit losses	1,085	1,953	1,721
Net gains on sales of finance receivables and loans	(1,695)	(1,312)	(2,462)
Net (gains) losses on investment securities	(104)	(52)	71
Capitalized interest income	(23)	(30)	(44)
Net change in:
Trading securities	(1,155)	614	233
Loans held for sale (d)	(29,119)	(2,312)	(4,124)
Deferred income taxes	351	(118)	(463)
Interest payable	(290)	311	358
Other assets	(2,366)	2,468	(555)
Other liabilities	49	(2,800)	(790)
Other, net	315	1,011	1,040

Net cash (used in) provided by operating activities	(23,100)	9,463	4,720

Investing activities
Purchases of available for sale securities	(19,165)	(12,783)	(15,529)
Proceeds from sales of available for sale securities	5,721	3,276	7,615
Proceeds from maturities of available for sale securities	8,887	7,250	9,413
Net increase in finance receivables and loans	(96,028)	(125,183)	(145,187)
Proceeds from sales of finance receivables and loans	125,836	108,147	107,505
Purchases of operating lease assets	(15,496)	(14,055)	(10,728)
Disposals of operating lease assets	5,164	7,668	9,179
Change in notes receivable from General Motors	1,053	(1,635)	299
Purchases of mortgage servicing rights, net	(267)	(326)	(513)
Acquisitions of subsidiaries, net of cash acquired	(2)	9	(144)
Other, net	(1,549)	260	(1,664)

Net cash provided by (used in) investing activities	14,154	(27,372)	(39,754)

Financing activities
Net change in short-term debt	(9,970)	4,123	658
Proceeds from issuance of long-term debt	77,890	72,753	82,606
Repayments of long-term debt	(69,520)	(57,743)	(38,944)
Other financing activities	6,168	4,723	1,319
Dividends paid	(2,500)	(1,500)	(1,000)

Net cash provided by financing activities	2,068	22,356	44,639

Effect of exchange rate changes on cash and cash equivalents	(45)	295	268

Net (decrease) increase in cash and cash equivalents	(6,923)	4,742	9,873
Cash and cash equivalents at beginning of year	22,718	17,976	8,103

Cash and cash equivalents at end of year (a)	$15,795	$22,718	$17,976

Supplemental disclosures
Cash paid for:
Interest	$13,025	$8,887	$6,965
Income taxes	1,339	2,003	3,479
Non-cash items:
Finance receivables and loans held for sale (b)	—	6,849	3,487
(Decrease) increase in stockholder’s equity (c)	(195)	119	—
Loans held for sale transferred to finance receivables and loans	20,084	4,332	4,546
Finance receivables and loans transferred to loans held for sale	3,904	3,506	932
Finance receivables and loans transferred to other assets	1,017	388	327
Transfer of investment securities classified as trading to investment securities classified as available for sale	257	561	7
Various assets and liabilities acquired through consolidation of variable interest entities	325	—	—
Increase in other assets and liabilities relating to syndication activities	—	—	259

(a)	2005 includes $371 of cash and cash equivalents classified as reporting segment held for sale (refer to Note 1 to our Consolidated Financial Statements).
(b)	Represents the consolidation of certain assets related to an accounting change under SFAS 140 in 2004 (refer to Note 1 to our Consolidated Financial Statements) and the adoption of FIN 46 in 2003; there was a corresponding increase in secured debt.
(c)	For 2005 represents the repurchase of operating lease assets and related deferred tax liabilities from GM. For 2004 represents the consolidation of Banco GM under FIN 46R beginning January 1, 2004; in the fourth quarter, we purchased Banco GM (refer to Note 19 to our Consolidated Financial Statements).
(d)	Includes origination of mortgage servicing rights of $1,272, $1,228 and $2,044 for 2005, 2004 and 2003, respectively.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

1	Significant Accounting Policies
General Motors Acceptance Corporation (referred to herein as GMAC, we, our, or us), a direct wholly owned subsidiary of General Motors Corporation (General Motors or GM), was incorporated in 1997 under the Delaware General Corporation Law. On January 1, 1998, we merged with our predecessor, which was originally incorporated under New York banking law in 1919. We are a financial services organization providing a diverse range of services to a global customer base.
Consolidation and Basis of Presentation
The consolidated financial statements include our accounts and those of our majority-owned subsidiaries after eliminating all significant intercompany balances and transactions, as well as all variable interest entities in which we are the primary beneficiary. Refer to Note 22 to our Consolidated Financial Statements for further details on our variable interest entities. Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (GAAP). Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.
We operate our international subsidiaries in a similar manner as in the United States of America (U.S. or United States), subject to local laws or other circumstances that may cause us to modify our procedures accordingly. The financial statements of subsidiaries which operate outside of the U.S. generally are measured using the local currency as the functional currency. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the reporting period. The resulting translation adjustments are recorded as other comprehensive income, a component of shareholder’s equity.
Effective September 30, 2004, as a result of reconsidering particular transaction provisions, we began to include in our Consolidated Balance Sheet the transfer of certain mortgage assets, that historically had been recognized inappropriately as sales, in order to reflect the transactions as secured borrowings under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). As of September 30, 2004, the impact resulted in a $6.8 billion increase in assets ($3.3 billion in loans held for sale and $3.5 billion in commercial finance receivables) with a corresponding increase in secured debt. Historically, these assets (and related obligations) were included in our off-balance sheet disclosures as mortgage warehouse and other mortgage funding facilities. This change did not have a material impact on our annual results of operations or cash flows for any periods presented.
On August 3, 2005, we announced that we had entered into a definitive agreement to sell a majority equity interest in GMAC Commercial Holding Corp. (GMAC Commercial Mortgage). For the fiscal year ended December 31, 2005, GMAC Commercial Mortgage’s earnings and cash flows are fully consolidated in our Consolidated Statement of Income and Statement of Cash Flows. As a result of this previous definitive agreement, the assets and liabilities of our Commercial Mortgage reporting segment has been classified as held for sale separately in our Consolidated Balance Sheet at December 31, 2005. On March 23, 2006, we completed the sale of 78% of our equity in GMAC Commercial Mortgage. Please refer to Note 25 to our Consolidated Financial Statements for further details. The following table presents GMAC Commercial Mortgage’s major classes of asset and liabilities as held for sale and presented as of December 31, 2005.

December 31, 2005 ($ in millions)	2005

Assets
Cash and cash equivalents	$371
Investment Securities	2,295
Loans held for sale	9,019
Finance receivables and loans, net of unearned income and allowance for credit losses	2,990
Mortgage servicing rights, net	632
Other assets	3,723

Total assets of reporting segment held for sale	$19,030

Liabilities
Unsecured debt	$794
Secured debt	3,519

Total debt	4,313
Accrued expenses and other liabilities	6,628

Total liabilities of reporting segment held for sale	$10,941

Restatement of Cash Flow Information
As we were preparing our 2005 Form 10-K, it was discovered that cash outflows related to certain mortgage loan originations and purchases were not appropriately classified as either operating cash flows or investing cash flows consistent with our original designation as loans held for sale or loans held for investment. In addition, proceeds from sales and repayments related to certain mortgage loans, which initially were classified as mortgage loans held for investment and subsequently transferred to mortgage loans held for sale, were reported as operating cash flows instead of investing cash flows in our Consolidated Statement of Cash Flows, as required by Statement of Financial Accounting Standards No. 102 Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. Finally, certain non-cash proceeds and transfers were not appropriately presented in the Consolidated Statement of Cash Flows or Supplemental disclosures to the Consolidated Statements of Cash Flows.
We have restated our Consolidated Statement of Cash Flows for the years ended December 31, 2004 and 2003 for these matters.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
The restatement of this information does not change total cash and cash equivalents reflected in any of the previously reported Consolidated Statement of Cash Flows. Furthermore, the restatement has no effect on our Consolidated Statement of Income, Consolidated Balance Sheet or Consolidated Statement of Changes in Stockholder’s Equity for any period during 2005, 2004 or 2003. The annual cash flows on the aforementioned mortgage loans have been properly classified in our Consolidated Statement of Cash Flows for the year ended December 31, 2005 and for the restated years ended December 31, 2004 and 2003. The effect of the restatement on the Company’s previously reported Consolidated Statement of Cash Flows for the years ended December 31, 2004 and 2003 is as follows:

Years ended December 31,
($ in millions)	2004	2003

Net cash provided by operating activities
As previously reported	$13,258	$11,497
As restated	9,463	4,720
Net cash used in investing activities
As previously reported	(31,167)	(46,531)
As restated	(27,372)	(39,754)
Net cash provided by financing activities
As previously reported	22,356	44,639
As restated	22,356	44,639

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
Cash and Cash Equivalents
Cash equivalents are generally defined as short-term, highly liquid investments with original maturities of 90 days or less. Certain securities with original maturities less than 90 days that are held as a portion of longer term investment portfolios, primarily relating to GMAC Insurance Holdings, Inc., are classified as investments.
Investment Securities
Our portfolio of investment securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts and other investments. Investment securities are classified based on management’s intent. Our trading securities primarily consist of retained and purchased interests in certain securitizations. The retained interests are carried at fair value with changes in fair value recorded in current period earnings. Debt securities which management has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other investment securities are classified as available for sale and carried at fair value, with unrealized gains and losses (excluding other than temporary impairments) included in other comprehensive income, a component of shareholder’s equity, on an after-tax basis. Investments classified as available for sale or held to maturity are considered to be impaired when a decline in fair value is judged to be other than temporary. We employ a systematic methodology that considers available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, we evaluate, among other factors, the magnitude and duration of the decline in fair value; for equity and debt securities, the financial health of and business outlook for the issuer; the performance of the underlying assets for interests in securitized assets; and our intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded in investment income and a new cost basis in the investment is established. Realized gains and losses on investment securities are reported in investment income and are determined using the specific identification method.
Loans Held for Sale
Loans held for sale may include automotive, residential and commercial mortgage receivables and loans and are carried at the lower of aggregate cost or estimated fair value, or, if such loans qualify for hedge accounting pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), they are reported at fair value. Fair value is based on contractually established commitments from investors or is based on current investor yield requirements. Revenue recognition on consumer automotive finance receivables is suspended when finance receivables and loans are placed on nonaccrual status. Retail automotive receivables are placed on nonaccrual status when contractually delinquent for 120 days. Interest on residential and commercial mortgage loans held for sale is accrued until such loans become 60 days delinquent.
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
Acquired Loans
We acquire certain loans individually and in groups or portfolios, which have experienced deterioration of credit quality between origination and our acquisition. The amount paid for these loans reflects our determination that it is probable that we will be unable to collect all amounts due according to the loan’s contractual terms. These acquired loans are accounted for under American

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
Institute of Certified Public Accountants Statement of Position 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). We recognize the accretable yield to the excess of our estimate of undiscounted expected principal, interest and other cash flows (expected at acquisition to be collected) over our initial investment in the acquired asset.
Over the life of the loan or pool, we update the estimated cash flows we expect to collect. At each balance sheet date, we evaluate whether the expected cash flows of these loans has changed. We adjust the amount of accretable yield for any loans or pools where there is an increase in expected cash flows. We record a valuation allowance for any loans or pools for which there is a decrease in expected cash flows. In accordance with Statement of Financial Accounting Standards No. 114 Accounting by Creditors for Impairment of a Loan (SFAS 114), we measure such impairments based upon the present value of the expected future cash flows discounted using the loan’s effective interest rate or, as a practical expedient when reliable information is available, through the fair value of the collateral less expected costs to sell. The present value of any subsequent increase in the loan’s or pool’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan or pool.
Nonaccrual loans
Consumer and commercial revenue recognition is suspended when finance receivables and loans are placed on nonaccrual status. Retail automotive receivables are placed on nonaccrual status when delinquent for 120 days. Commercial automotive receivables and loans and commercial and industrial loans are placed on nonaccrual status when delinquent for 90 days. Residential mortgages and commercial real estate loans are placed on nonaccrual status when delinquent for 60 days. Warehouse, construction, and other lending receivables are placed on nonaccrual status when delinquent for 90 days. Revenue accrued but not collected at the date finance receivables and loans are placed on nonaccrual status is reversed and subsequently recognized only to the extent it is received in cash. Finance receivables and loans are restored to accrual status only when contractually current and the collection of future payments is reasonably assured.
Impaired loans
Commercial loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement and the recorded investment in the loan exceeds the fair value of the underlying collateral. We recognize income on impaired loans as discussed previously for nonaccrual loans. If the recorded investment in impaired loans exceeds the fair value, a valuation allowance is established as a component of the allowance for credit losses. In addition to commercial loans specifically identified for impairment, we have portfolios of homogeneous loans consisting of smaller balances that are collectively evaluated for impairment, as discussed within the allowance for credit losses accounting policy.
Allowance for Credit Losses
The allowance for credit losses is management’s estimate of incurred losses in the lending portfolios. Portions of the allowance for credit losses are specified to cover the estimated losses on commercial loans specifically identified for impairment. The unspecified portion of the allowance for credit losses covers estimated losses on the homogeneous portfolios of finance receivables and loans collectively evaluated for impairment. Additions to the allowance for credit losses are made by charges to the provision for credit losses. Amounts determined to be uncollectible are charged against the allowance for credit losses. Additionally, losses arising from the sale of repossessed assets collateralizing automotive finance receivables and loans are charged to the allowance for credit losses. Recoveries of previously charged-off amounts are credited at time of repossession to the allowance for credit losses.
We perform periodic and systematic detailed reviews of our lending portfolios to identify inherent risks and to assess the overall collectibility of those portfolios. The allowance relates to portfolios collectively reviewed for impairment, generally consumer finance receivables and loans, and is based on aggregated portfolio evaluations by product type. Loss models are utilized for these portfolios which consider a variety of factors including, but not limited to, historical loss experience, current economic conditions, anticipated repossessions or foreclosures based on portfolio trends, delinquencies and credit scores, and expected loss factors by receivable and loan type. Loans in the commercial portfolios are generally reviewed on an individual loan basis and, if necessary, an allowance is established for individual loan impairment. Loans subject to individual reviews are analyzed based on factors including, but not limited to, historical loss experience, current economic conditions, collateral performance, performance trends within specific geographic and portfolio segments, and any other pertinent information, which result in the estimation of specific allowances for credit losses. The allowance related to specifically identified impaired loans is established based on discounted expected cash flows, observable market prices, or for loans that are solely dependent on the collateral for repayment, the fair value of the collateral. The evaluation of these factors for both consumer and commercial finance receivables and loans involves complex, subjective judgments.
Securitizations and Other Off-balance Sheet Transactions
We securitize, sell and service retail finance receivables, wholesale loans, commercial investment securities, and residential and commercial mortgage loans. Interests in the securitized and sold loans are generally retained in the form of interest-only strips, senior or subordinated interests, cash reserve accounts and servicing rights. Our retained interests are generally subordinate to investors’ interests. The investors and the securitization trusts generally have no recourse to our other assets for failure of debtors to pay when due.
We retain servicing responsibilities for all of our retail finance receivable and wholesale loan securitizations and for the majority of our residential and commercial mortgage loan securitizations.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
We may receive servicing fees based on the securitized loan balances and certain ancillary fees, all of which are recorded in other income for retail finance receivables and wholesale loans, and mortgage banking income for residential and commercial mortgage loans. We also retain the right to service the residential mortgage loans sold as a result of mortgage-backed security transactions with Ginnie Mae, Fannie Mae, and Freddie Mac and for the sale of automotive finance receivables. We also serve as the collateral manager in the securitizations of commercial investment securities.
Gains or losses on securitizations and sales depend on the previous carrying amount of the assets involved in the transfer and are allocated between the assets sold and the retained interests based on relative fair values at the date of sale. Since quoted market prices are generally not available, we estimate the fair value of retained interests by determining the present value of future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including credit losses, prepayment speeds, weighted average life and discount rates commensurate with the risks involved and, if applicable, interest or finance rates on variable and adjustable rate contracts. Credit loss assumptions are based upon historical experience, market information for similar investments, and the characteristics of individual receivables and loans underlying the securities. Prepayment speed estimates are determined utilizing data obtained from market participants, where available, or based on historical prepayment rates on similar assets. Discount rate assumptions are determined using data obtained from market participants where available, or based on current relevant treasury rates plus a risk adjusted spread based on analysis of historical spreads on similar types of securities. Estimates of interest rates on variable and adjustable contracts are based on spreads over the applicable benchmark interest rate using market-based yield curves. Gains on securitizations and sales are reported in other income for retail finance receivables and wholesale loans, and mortgage banking income for residential and commercial mortgage loans. Retained interests are recorded at fair value with any declines in fair value below the carrying amount reflected in other comprehensive income, a component of shareholder’s equity, or in earnings, if declines are determined to be other than temporary or if the interests are classified as trading. Retained interest-only strips and senior and subordinated interests are generally included in available for sale investment securities, or in trading investment securities, depending on management’s intent at the time of securitization. Retained cash reserve accounts are included in other assets.
We use certain off-balance sheet warehouse structures as funding sources for commercial mortgage loans originated by us. The originated loans are first sold to either a bankruptcy-remote special purpose entity or a third-party bank, which then issues both senior and subordinated loan participations. The senior loan participations are purchased by a third-party bank or its commercial paper conduit, and the subordinate participation is either purchased or retained by us. We retain the associated subordinate loan participations within a bankruptcy-remote subsidiary. Subordinate loan participations are classified either as loans held for investment or loans held for sale. Loans held for sale are recorded at the lower of aggregated cost or fair value, in accordance with Statement of Financial Accounting Standards No. 65, Accounting for Certain Mortgage Banking Activities (SFAS 65). The amount by which the cost of such loans exceeds fair value is recorded as a valuation allowance, thereby reducing the carrying value of the loan. The determination of fair value is based on current market yield requirements, which consider the likelihood of default, and recent trading activity. The returns on these commercial mortgage assets have limited prepayment risk, either because the loans cannot be prepaid without penalty or because the expected returns assume the loans will be prepaid immediately upon the expiration of the penalty period, if limited. Securities that are either retained from securitizations or purchased for investment are classified as available for sale, trading, or held to maturity and are accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), with consideration given to SFAS 140, which considers the prepayment risk, if any, associated with the investments. Interest-only strips are either purchased or retained, are classified as either available for sale or trading, and are accounted for in accordance with SFAS 115, with further guidance provided by SFAS 140, and Emerging Issues Task Force 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20), which considers the prepayment risk, if any, associated with the investments.
In some instances, we transfer commercial mortgage loans and securities to trusts that issue various classes of commercial mortgage backed securities (CMBS) to investors. Recently, regulators and accounting standard setters have had discussions with industry participants and public accounting firms regarding certain features of CMBS structures, particularly the qualifying status, as discussed in SFAS 140, of the issuing trust in consideration of the related servicing activities. The regulators and accounting standard setters are currently considering the publication of new clarifying guidance and such guidance may result in material changes in our accounting for these asset transfers. The new guidance may require us to reverse, through a cumulative change in accounting principle, certain sales and realized gains reported in prior periods and consolidate certain assets currently excluded from our Consolidated Balance Sheet. We cannot predict with certainly whether any such guidance will be issued and what the transitional provisions for implementing such guidance will be. Management is currently in the process of reviewing the potential impact if an adjustment were to be required.
Investment in Operating Leases
Investment in operating leases is reported at cost, less accumulated depreciation and net of origination fees or costs. Income from operating lease assets, which includes lease origination fees net of lease origination costs, is recognized as operating lease revenue on a straight-line basis over the scheduled lease term. Depreciation of vehicles is generally provided on a straight-line basis to an estimated residual value over a period of time

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
consistent with the term of the underlying operating lease agreement. We evaluate our depreciation policy for leased vehicles on a regular basis.
We have significant investments in the residual values of assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts and are initially recorded based on residual values established at contract inception by consulting independently published residual value guides. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and may make adjustments to the extent the expected value of the vehicle (including any support payments from GM) at lease termination changes. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary based on market considerations and portfolio characteristics. Impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying value of the asset. When a lease vehicle is returned to us, the asset is reclassified from investment in operating leases to other assets at the lower of cost or estimated fair value, less costs to sell.
Mortgage Servicing Rights
We capitalize the value expected to be realized from performing specified residential and commercial mortgage servicing activities for others as mortgage servicing rights (MSRs). Such capitalized servicing rights are purchased or retained upon sale or securitization of mortgages. These rights are amortized in proportion to, and over the period of, the estimated future net servicing cash flow stream of the related mortgage loans. Pursuant to our risk management program, the majority of the MSRs are hedged to mitigate the effect of changes in MSRs fair value resulting from changes in interest rates. If the changes in the fair value of the hedged MSRs are highly correlated to changes in the fair value of the derivative financial instruments, the carrying values of hedged MSRs are adjusted for the change in fair value and the resultant gain or loss is recognized in earnings. MSRs that do not meet the criteria for hedge accounting treatment (as specified by SFAS 133) are carried at the lower of cost or fair value.
We evaluate MSRs for impairment by stratifying the portfolio on the basis of the predominant risk characteristics (loan type and interest rate). To the extent that the carrying value of an individual stratum exceeds its fair value, the mortgage servicing rights asset is considered to be impaired. Impairment that is considered to be temporary is recognized through the establishment of (or an increase in) a valuation allowance, with a corresponding unfavorable effect on earnings. If it is later determined that all or a portion of the temporary impairment no longer exists for a particular stratum, the valuation allowance is reduced, with a favorable effect on earnings.
Each quarter, we evaluate our MSRs and consider the amount of valuation allowance unlikely to be recovered through future interest rate increases. To estimate this amount, we analyze historical changes in mortgage and other applicable market interest rates to determine the magnitude of interest rate and corresponding MSR value increases with only remote probability of occurring. To the extent recoverability is remote, both the gross MSR asset and the related valuation allowance are reduced by such amount, which is characterized as other than temporary impairment.
Since quoted market prices for MSRs are generally not available, we estimate the fair value of MSRs by determining the present value of future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including expected cash flows, credit losses, prepayment speeds and return requirements commensurate with the risks involved. Cash flow assumptions are based on actual performance, and where possible, the reasonableness of assumptions is periodically validated through comparisons to other market participants. Credit loss assumptions are based upon historical experience and the characteristics of individual loans underlying the MSRs. Prepayment speed estimates are determined utilizing data obtained from market participants. Return requirement assumptions are determined using data obtained from market participants, where available, or based on current relevant interest rates, plus a risk adjusted spread. Since many factors can affect the estimate of the fair value of mortgage servicing rights, we regularly evaluate the major assumptions and modeling techniques used in our estimate and review such assumptions against market comparables, if available. Also, we closely monitor the actual performance of our MSRs by regularly comparing actual cash flow, credit and prepayment experience to modeled estimates. In addition to the use of derivative financial instruments, we periodically invest in available for sale securities (i.e., U.S. Treasury Securities) to mitigate the effect of changes in fair value from the interest rate risk inherent in the mortgage servicing rights.
Reinsurance
We assume and cede insurance risk under various reinsurance agreements. We seek to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk with other insurance enterprises. We remain liable with respect to any reinsurance ceded if the assuming companies are unable to meet their obligations under these reinsurance agreements. We also assume insurance risks from other insurance companies, receiving a premium as consideration for the risk assumption. Amounts recoverable from reinsurers on paid losses and loss adjustment expenses are included in premiums and other insurance receivables. Amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses, and loss adjustment expenses pursuant to reinsurance contracts are estimated and reported with premiums and other insurance receivables. Amounts paid to reinsurers relating to the unexpired portion of reinsurance contracts are reported as prepaid reinsurance premiums within premiums and other insurance receivables.
Repossessed and Foreclosed Assets
Assets are classified as repossessed and foreclosed and included in other assets when physical possession of the collateral is taken,

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
regardless of whether foreclosure proceedings have taken place. Repossessed and foreclosed assets are carried at the lower of the outstanding balance at the time of repossession or foreclosure, or fair value of the asset less estimated costs to sell. Losses on the revaluation of repossessed and foreclosed assets are charged to the allowance for credit losses at the time of repossession. Subsequent holding period losses and losses arising from the sale of repossessed assets collateralizing automotive finance receivables and loans are expensed as incurred in other operating expenses.
Goodwill and Other Intangibles
Goodwill and other intangible assets, net of accumulated amortization, are reported in other assets. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is reviewed for impairment utilizing a two step process. The first step of the impairment test requires us to define the reporting units, which for us represents the operating segments as disclosed in Note 23 and compare the fair value of each of these reporting units to the respective carrying value. The fair value of the reporting units is determined based on various analyses, including discounted cash flow projections. If the carrying value is less than the fair value, no impairment exists and the second step does not need to be completed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and a second step must be performed to compute the amount of the impairment. SFAS 142 requires goodwill to be tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. We conclude on our annual impairment test in the fourth quarter.
Other intangible assets, which include customer lists, trademarks and other identifiable intangible assets, are amortized on a straight-line basis over an estimated useful life of 3 to 10 years.
Impairment of Long Lived Assets
The carrying value of long-lived assets (including premises and equipment and investment in operating leases as well as certain identifiable intangibles) are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. In the 2005 review, no material impairment was recognized.
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
Unearned Insurance Premiums and Service Revenue
Insurance premiums, net of premiums ceded to reinsurers and service revenue are earned over the terms of the policies. The portion of premiums and service revenue written applicable to the unexpired terms of the policies is recorded as unearned insurance premiums or unearned service revenue. For short duration contracts, premiums and unearned service revenue are earned on a pro rata basis. For extended service and maintenance contracts, premiums and service revenues are earned on a basis proportionate to the anticipated loss emergence.
Reserves for Insurance Losses and Loss Adjustment Expenses
Reserves for insurance losses and loss adjustment expenses are established for the unpaid cost of insured events that have occurred as of a point in time. More specifically, the reserves for insurance losses and loss adjustment expenses represent the accumulation of estimates for reported losses and a provision for losses incurred but not reported, including claims adjustment expenses, relating to direct insurance and assumed reinsurance agreements. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred and netted against insurance losses and loss adjustment expenses. Reserves are established for each business at the lowest meaningful level of homogeneous data based on actuarial analysis and volatility considerations. Since the reserves are based on estimates, the ultimate liability may be more or less than such reserves. Adjustments in such estimated reserves are included in the results of operations in the period in which the adjustments are considered necessary. Such adjustments may be material to the results of the operations and financial condition and could occur in a future period.
Derivative Instruments and Hedging Activities
In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), all derivative financial instruments, whether designated for hedging relationships or not,

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
are required to be recorded on the balance sheet as assets or liabilities, carried at fair value and periodically adjusted. At inception of the derivative contract, we designate each qualifying derivative financial instrument as a hedge of the fair value of a recognized asset or liability (fair value hedge) or a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). We also use derivative financial instruments which, although acquired for risk management purposes, do not qualify as hedges under GAAP. Changes in the fair value of derivative financial instruments that are designated and qualify as fair value hedges, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative financial instruments is recorded in other comprehensive income, a component of shareholder’s equity, and recognized in the income statement when the hedged cash flows affect earnings. Changes in the fair value of derivative financial instruments held for risk management purposes that do not meet the criteria to qualify as hedges under GAAP are reported in current period earnings. The ineffective portions of fair value and cash flow hedges are immediately recognized in earnings as offsets to income and expenses related to the hedged assets or liabilities. The hedge accounting treatment described herein is no longer applied if a derivative financial instrument is terminated or the hedge designation is removed. For these terminated fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the asset or liability and are recognized into income over the original hedge period. For these terminated cash flow hedges, any changes in fair value of the derivative financial instrument remain in other comprehensive income, a component of shareholder’s equity, and are reclassified into earnings in the same period during which the hedged asset or liability affects income.
Loan Commitments
We enter into commitments to make loans whereby the interest rate on the loan is set prior to funding (i.e., interest rate lock commitments). Interest rate lock commitments for loans to be originated or purchased for sale, and for loans to be purchased and held for investment (including commitments to acquire senior interests in mortgage loan pools from off-balance sheet facilities), are derivative financial instruments in accordance with SFAS 133 and Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105). SAB 105 summarizes the views of the United States Securities and Exchange Commission (SEC) staff regarding the application of GAAP to loan commitments accounted for as derivative instruments. SAB 105 was effective for commitments to originate or purchase loans to be held for sale and for commitments to purchase loans to be held for investment (also referred to as interest rate lock commitments, or IRLCs) that were entered into after March 31, 2004. SAB 105 provides specific guidance on the measurement of loan commitments accounted for at fair value, specifying that fair value measurement exclude any expected future cash flows related to the customer relationship or loan servicing.
Prior to April 1, 2004, upon entering into the commitment, we recognized loan commitments at fair value based on expected future gain on sale, including an estimate of the future MSRs. For certain products, the future gain on sale (exclusive of MSR value) was known based on transparent pricing in an active secondary market and was included in current period earnings. Any additional value associated with the loan commitments (including the future value of the MSR) was deferred and recognized in earnings at the time of the sale (or securitization) of the loan. As a result of SAB 105, effective April 1, 2004, we no longer recognize the value of the commitment at the time of the rate lock. However, subsequent changes in value from the time the locks are recognized as assets or liabilities, with a corresponding adjustment to current period earnings, but exclude any future MSR value. Upon sale of the loan, the initial estimated value associated with the rate lock, along with the MSR, is recognized as part of the gain on sale (or securitization). The impact of adopting the provisions of SAB 105 resulted in a deferral in the timing of recognizing the value of certain loan commitments, but did not have a material impact on our financial condition or results of operations.
Income Taxes
We (including our domestic subsidiaries) join with GM in filing a consolidated U.S. federal income tax return. Certain of our other subsidiaries file tax returns in local jurisdictions. The portion of the consolidated tax recorded by us and our subsidiaries included in the consolidated tax return generally is equivalent to the liability that we would have incurred on a separate return basis and is settled as GM’s tax payments are due. Deferred tax assets and liabilities are recognized for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. We also establish reserves related to disputed items with various tax authorities when the item becomes probable and the costs can be reasonably estimated.
Recently Issued Accounting Standards
FASB Interpretation No. 46R — In December 2003 the Financial Accounting Standards Boards (FASB) released a revision to Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R), to clarify some of the provisions of the original interpretation (FIN 46) and to exempt certain entities from its requirements. We adopted FIN 46 effective July 1, 2003, and FIN 46R for the period ended March 31, 2004. Among other matters, FIN 46R changed the primary beneficiary analysis of variable interest entities as it relates to fees paid to decision makers. However, these changes did not impact the conclusions of our primary beneficiary analysis previously reached under FIN 46 and, as such, the adoption of FIN 46R did not impact our financial condition or results of operations.
Statement of Position 05-1 — In September 2005 the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1).

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance contracts. SOP 05-1 defines an internal replacement, and specifies the conditions that determine whether the replacement contract is substantially or unsubstantially changed from the replaced contract. An internal replacement determined to result in a substantially changed contract should be accounted for as an extinguishment of the replaced contract, and unamortized deferred acquisition costs and unearned revenue liabilities of the replaced contract should be no longer be deferred. An internal replacement determined to result in an unsubstantially changed contract should be accounted for as a continuation of the replaced asset. SOP 05-01 introduces the terms integrated and non-integrated contract features and specifies that non-integrated features do not change the base contract and are to be accounted for in a manner similar to a separately issued contract. Integrated features are evaluated in conjunction with the base contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Management is assessing the potential impact on our financial condition or results of operations.
Statement of Financial Accounting Standards No. 154 — In May 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154), that addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.
Statement of Financial Accounting Standards No. 155 — In February 2006 the Financial Accounting Standards Board issued Statement of Financial Standards No. 155 Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS 155). This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value on an instrument-by-instrument basis. The standard eliminates the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 also clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133 as well as determines that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the fiscal year that begins after September 15, 2006. Management is assessing the potential impact on our financial condition or results of operations.
Statement of Financial Accounting Standards No. 156 — In March 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS 156), which provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings, however, SFAS 156 permits early adoption. We plan to early adopt SFAS 156 as of January 1, 2006 and are currently in the process of quantifying the financial impact. It is not anticipated that adoption will have a material impact on our financial condition or results of operations.
Emerging Issues Task Force No. 04-5 — In July 2005 the Emerging Issues Task Force released Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (EITF 04-5). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership by determining the general partner’s substantive ability to dissolve (liquidate) the limited partnership as well as assessing the substantive participating rights of the general partner within the limited partnership. EITF 04-5 states that if the general partner has substantive ability to dissolve (liquidate) or has substantive participating rights then the general partner is presumed to control that partnership and would be required to consolidate the limited partnership. EITF 04-5 is effective for all new limited partnerships and existing partnerships for which the partnership agreements are modified on or after June 29, 2005. This EITF is effective in fiscal periods beginning after December 15, 2005, for all other limited partnerships. We are currently reviewing the potential impact of EITF 04-5. It is not anticipated that adoption will have a material impact on our financial condition or results of operations.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1 — In November 2005 the FASB issued FSP Nos. FAS 115-1 and 124-1 to address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impaired loss. This FSP nullified certain requirements of Emerging Issues Task Force 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), and references existing other than temporary guidance. Furthermore, this FSP creates a three step process in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP is effective for reporting periods beginning after December 15, 2005. It is not anticipated that adoption will have a material impact on our financial condition or results of operations.

2	Insurance Premiums and Service Revenue Earned
The following table is a summary of insurance premiums and service revenue written and earned:

	2005		2004		2003

Year ended December 31, ($ in millions)	Written	Earned	Written	Earned	Written	Earned

Insurance premiums
Direct	$2,493	$2,644	$2,400	$2,604	$2,295	$2,511
Assumed	634	595	611	630	607	577

Gross insurance premiums	3,127	3,239	3,011	3,234	2,902	3,088
Ceded	(401)	(387)	(348)	(347)	(406)	(379)

Net insurance premiums	2,726	2,852	2,663	2,887	2,496	2,709
Service revenue	1,345	910	1,319	641	1,336	469

Insurance premiums and service revenue	$4,071	$3,762	$3,982	$3,528	$3,832	$3,178

Prior to 2002, substantially all of GMAC Insurance’s vehicle service contract business resulted from contracts between GM and the retail consumer, as GM, in turn, would insure its business risk through a contractual liability policy purchased from GMAC Insurance (while GM remained the direct obligor to the customer). Under this arrangement, GMAC Insurance recognized insurance premium revenue in accordance with Statement of Financial Accounting Standards No. 60, Accounting and Reporting by Insurance Enterprises (SFAS 60). Beginning in 2002, the business model changed, with substantially all vehicle service contracts being sold directly by GMAC Insurance to the retail customers. The change was designed to concentrate all business related to service contracts with GMAC Insurance (where the activities are managed), rather than splitting the business between GM and GMAC Insurance. This new relationship resulted in GMAC Insurance being the direct obligor of the vehicle service contracts and the use of the gross method of accounting in accordance with Emerging Issues Task Force 99-19, Recording Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Under this method of accounting, GMAC Insurance recognizes the gross contract price billed to the customer as revenue, and expenses the amount of commissions paid to dealers. This change in the business model relative to the role of GMAC Insurance in directly providing vehicle service contracts to consumers results in a current and prospective increase in GMAC Insurance’s unearned insurance revenue, a decrease in unearned premium, and an increase in deferred policy acquisition costs and related amortization. This trend will continue until service contracts with GM terminate (and premiums are fully earned from such contracts written prior to 2002), and GMAC Insurance’s new role, as direct obligor, reaches a steady state.

3	Mortgage Banking Income
The following table presents the components of mortgage banking income:

Year ended December 31,
($ in millions)	2005	2004	2003

Mortgage servicing fees	$1,608	$1,488	$1,402
Amortization and impairment of mortgage servicing rights (a)	(869)	(1,112)	(2,048)
Net gains on derivatives related to MSRs (b)	61	243	507

Net loan servicing income (loss)	800	619	(139)
Gains from sales of loans	1,201	788	2,155
Mortgage processing fees	202	143	285
Other	259	375	283

Mortgage banking income (c)	$2,462	$1,925	$2,584

(a)	Includes additions to the valuation allowance representing impairment considered to be temporary.
(b)	Includes SFAS 133 hedge ineffectiveness, amounts excluded from the hedge effectiveness calculation and the change in value of derivative financial instruments not qualifying for hedge accounting.
(c)	Excludes net gains realized upon the sale of investment securities used to manage risk associated with mortgage servicing rights which are reflected as a component of investment income.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

4	Other Income
Details of other income were as follows:

Year ended December 31,
($ in millions)	2005	2004	2003

Automotive receivable securitizations and sales:
Gains (losses) on sales:
Wholesale securitizations	$543	$497	$488
Retail automotive portfolio sales transactions	(86)	53	51
Retail automotive securitizations	(2)	9	37
Interest on cash reserves deposits	102	60	45
Service fees	122	59	40
Other	72	83	99

Total automotive receivable securitizations and sales	751	761	760
Real estate services	712	464	410
Interest and service fees on transactions with GM (a)	568	370	384
Interest on cash equivalents	480	244	143
Other interest revenue	450	297	298
Full service leasing fees	170	153	137
Late charges and other administrative fees	164	164	111
Insurance service fees	111	136	119
Factoring commissions	74	77	77
Specialty lending fees	59	60	62
Fair value adjustment on certain derivatives (b)	(36)	(26)	(103)
Other	965	816	731

Total other income	$4,468	$3,516	$3,129

(a)	Refer to Note 19 to our Consolidated Financial Statements for a description of interest and service fees on transactions with GM.

(b)	Refer to Note 16 to our Consolidated Financial Statements for a description of our derivative activities.

5	Other Operating Expenses
Details of other operating expenses were as follows:

Year ended December 31, ($ in millions)	2005	2004	2003

Insurance commissions expense	$901	$928	$830
Technology and communications expense	591	569	508
Professional services	452	474	361
Advertising and marketing	359	537	261
Premises and equipment depreciation	288	294	279
Rent and storage	272	253	223
Full service leasing vehicle maintenance costs	236	215	171
Lease and loan administration	196	175	273
Auto remarketing and repossession expenses	187	136	239
Amortization of intangible assets	23	11	11
Operating lease disposal gain	(304)	(192)	(43)
Other	933	805	952

Total other operating expenses	$4,134	$4,205	$4,065

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

6	Investment Securities
Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts and other investments. The cost, fair value and gross unrealized gains and losses on available for sale and held to maturity securities were as follows:

	2005				2004

		Gross				Gross
		unrealized				unrealized
				Fair				Fair
December 31, ($ in millions)	Cost (a)	gains	losses	value	Cost (a)	gains	losses	value

Available for sale securities
Debt securities
U.S. Treasury and federal agencies	$2,945	$5	($46)	$2,904	$2,198	$18	($8)	$2,208
States and political subdivisions	863	27	(1)	889	556	40	—	596
Foreign government securities	844	11	(2)	853	792	14	(1)	805
Mortgage-backed securities:
Residential	119	—	(2)	117	103	5	(5)	103
Commercial	19	—	—	19	973	9	(3)	979
Asset-backed securities	956	—	—	956	506	3	—	509
Interest-only strips	122	29	(3)	148	252	80	(3)	329
Principal-only strips	—	—	—	—	1	—	—	1
Collateralized debt obligations	—	—	—	—	153	—	—	153
Corporate debt securities	5,124	27	(30)	5,121	2,117	65	(5)	2,177
Other	909	16	(5)	920	1,160	32	(2)	1,190

Total debt securities (b)	11,901	115	(89)	11,927	8,811	266	(27)	9,050
Equity securities	1,510	874	(17)	2,367	1,505	731	(6)	2,230

Total available for sale securities (c)	$13,411	$989	($106)	$14,294	$10,316	$997	($33)	$11,280

Held to maturity securities
Total held to maturity securities (c)	$16	$—	$—	$16	$135	$4	($1)	$138

(a)	Net of $16 and $17 of losses in value determined to be other than temporary for the years ended December 31, 2005 and 2004, respectively.
(b)	In connection with certain borrowings and letters of credit relating to certain assumed reinsurance contracts $1,098 and $1,242 of primarily U.S. Treasury securities were pledged as collateral as of December 31, 2005 and 2004, respectively.
(c)	At December 31, 2005, $1,536 of investment securities classified as available for sale and $76 of investment securities classified as held to maturity at GMAC Commercial Mortgage were transferred to reporting segment held for sale in our Consolidated Balance Sheet. Refer to Note 1 to our Consolidated Financial Statements for further details.
The fair value, unrealized gains (losses) and amount pledged as collateral for our portfolio of trading securities were as follows:

December 31, ($ in millions)	2005	2004

Trading securities
Fair value
Mortgage-backed securities:
Residential	$1,042	$1,141
Commercial	—	366
Mortgage residual interests	764	780
Interest-only strips	265	448
Principal-only strips	651	201
Corporate debt securities	—	249
Debt and other	1,175	360

Total trading securities (a)	$3,897	$3,545

Net unrealized gains (b)	$131	$35
Pledged as collateral	$2,697	$2,910

(a)	At December 31, 2005, $683 of investment securities classified as trading securities at GMAC Commercial Mortgage were transferred to reporting segment held for sale in our Consolidated Balance Sheet. Refer to Note 1 to our Consolidated Financial Statements for further details.
(b)	Unrealized gains and losses are included in investment income on a current period basis. Net unrealized losses totaled $341 at December 31, 2003.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
The maturity distribution of available for sale and held to maturity debt securities outstanding is summarized in the following table. Actual maturities may differ from those scheduled as a result of prepayments by issuers.

	Available		Held to
	for sale		maturity

December 31, 2005		Fair		Fair
($ in millions)	Cost	value	Cost	value

Due in one year or less	$1,718	$1,718	$11	$11
Due after one year through five years	6,000	5,975	5	5
Due after five years through ten years	1,983	1,991	—	—
Due after ten years	972	987	—	—
Mortgage-backed securities and interests in securitization trusts	1,228	1,256	—	—

Total securities	$11,901	$11,927	$16	$16

The following table presents gross gains and losses realized upon the sales of available for sale securities.

Year ended December 31,
($ in millions)	2005	2004	2003

Gross realized gains	$186	$138	$270
Gross realized losses	(66)	(49)	(202)

Net realized gains	$120	$89	$68

The gross unrealized losses and fair value of the investments in securities in an unrealized loss position that are not deemed to be other-than-temporarily impaired are summarized in the following table. In the opinion of management, these securities are not considered to be other than temporarily impaired.

	2005				2004

	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer

Year ended December 31,		Unrealized		Unrealized		Unrealized		Unrealized
($ in millions)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Available for sale securities:
Debt securities
U.S. Treasury and federal agencies	$1,590	$32	$520	$15	$971	$8	$—	$—
States and political subdivision	79	1	—	—	—	—	—	—
Foreign government securities	179	1	—	—	208	1	—	—
Mortgage-backed securities:
Residential	36	1	76	2	67	5	—	—
Commercial	—	—	—	—	343	2	14	1
Asset-backed securities	—	—	—	—	—	—	—	—
Interest-only strips	81	3	—	—	27	3	—	—
Principal-only strips	—	—	—	—	—	—	—	—
CDO related securities	—	—	—	—	—	—	—	—
Corporate debt securities	1,865	20	331	10	547	5	—	—
Other debt securities	175	3	21	1	35	2	—	—

Total temporarily impaired securities	4,005	61	948	28	2,198	26	14	1
Equity securities available for sale	137	15	19	2	88	6	—	—

Total available for sale securities (a)	$4,142	$76	$967	$30	$2,286	$32	$14	$1
Held-to-maturity securities
Total held-to-maturity securities (a)	$—	$—	$—	$—	$15	$1	$—	$—

(a)	GMAC Commercial Mortgage investments that were in an unrealized loss position had a fair value of $558 and gross unrealized losses of $15 as of December 31, 2005. Assets that were in an unrealized loss position for less than twelve months had a fair value of $391 and gross unrealized losses of $11. GMAC Commercial Mortgage’s investment securities have been transferred to reporting segment held for sale in our Consolidated Balance Sheet. Refer to Note 1 to our Consolidated Financial Statements for further details.
In the fourth quarter of 2004, we transferred a $102 million subordinate investment security from the held to maturity to the available for sale classification, due to a change in our intent to no longer hold the security to maturity. The change in our intent was

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
due to significant deterioration in the credit quality of the underlying collateral supporting the investment. The amortized cost of the security approximated its fair value on the date of transfer due to impairment charges taken in previous years. This security was included in collateralized debt obligations under available for sale securities as of December 31, 2004. The amortized cost of this security was $93 million at December 31, 2003. In 2003 there was $34 million of realized losses related to this security.

7	Finance Receivables and Loans
The composition of finance receivables and loans outstanding was as follows:

	2005			2004

December 31, ($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Consumer
Retail automotive	$53,789	$17,663	$71,452	$73,911	$18,829	$92,740
Residential mortgages	65,040	3,919	68,959	54,643	3,066	57,709

Total consumer	118,829	21,582	140,411	128,554	21,895	150,449
Commercial
Automotive
Wholesale	13,202	7,372	20,574	19,154	8,752	27,906
Leasing and lease financing	461	767	1,228	466	1,000	1,466
Term loans to dealers and others	2,397	719	3,116	2,890	787	3,677
Commercial and industrial	14,908	2,028	16,936	12,019	2,184	14,203
Real estate construction	2,558	119	2,677	2,658	152	2,810
Commercial mortgages (a)	43	—	43	2,024	1,124	3,148

Total commercial	33,569	11,005	44,574	39,211	13,999	53,210

Total finance receivables and loans (b) (c)	$152,398	$32,587	$184,985	$167,765	$35,894	$203,659

(a)	At December 31, 2005, $3,018 ($2,069 domestic and $949 foreign) in GMAC Commercial Mortgage’s finance receivables and loans were transferred to reporting segment held for sale in our Consolidated Balance Sheet. Refer to Note 1 to our Consolidated Financial Statements for further details.
(b)	Net of unearned income of $5,868 and $7,562 at December 31, 2005 and 2004, respectively.
(c)	The aggregate amount of finance receivables and loans maturing in the next five years is as follows: $62,363 in 2006; $23,309 in 2007; $16,879 in 2008; $10,589 in 2009; $6,547 in 2010 and $71,166 in 2011 and thereafter. Prepayments may cause actual maturities to differ from scheduled maturities.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
The following table presents an analysis of the activity in the allowance for credit losses on finance receivables and loans.

	2005			2004			2003
Year ended December 31,
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total	Consumer	Commercial	Total

Allowance at beginning of year	$2,951	$471	$3,422	$2,533	$509	$3,042	$2,347	$644	$2,991
Provision for credit losses (a)	1,017	68	1,085	1,935	18	1,953	1,643	78	1,721
Charge-offs
Domestic	(1,302)	(45)	(1,347)	(1,469)	(96)	(1,565)	(1,246)	(199)	(1,445)
Foreign	(194)	(26)	(220)	(269)	(7)	(276)	(278)	(25)	(303)

Total charge-offs	(1,496)	(71)	(1,567)	(1,738)	(103)	(1,841)	(1,524)	(224)	(1,748)

Recoveries
Domestic	168	9	177	112	10	122	108	21	129
Foreign	48	4	52	81	3	84	32	7	39

Total recoveries	216	13	229	193	13	206	140	28	168

Net charge-offs	(1,280)	(58)	(1,338)	(1,545)	(90)	(1,635)	(1,384)	(196)	(1,580)
Transfers to reporting segment held for sale (b)	—	(28)	(28)	—	—	—	—	—	—
Impacts of foreign currency translation	(9)	(15)	(24)	20	6	26	(7)	(18)	(25)
Securitization activity	4	(5)	(1)	8	28	36	(66)	1	(65)

Allowance at end of year	$2,683	$433	$3,116	$2,951	$471	$3,422	$2,533	$509	$3,042

(a)	Includes approximately $149 for credit losses directly related to Hurricane Katrina. This provision was established based on management’s best estimate of Hurricane Katrina’s impact on the finance receivables and loan portfolio using currently available information.
(b)	At December 31, 2005, $3,018 in GMAC Commercial Mortgage finance receivables and loans and the related allowance of $28 were transferred to reporting segment held for sale in our Consolidated Balance Sheet. Refer to Note 1 to our Consolidated Financial Statements for further details.
The following table presents information about commercial finance receivables and loans specifically identified for impairment.

December 31, ($ in millions)	2005	2004

Impaired loans (a)	$887	$1,337
Related allowance (a)	184	235
Average balance of impaired loans during the year (a)	1,120	1,376

(a)	At December 31, 2005 GMAC Commercial Mortgage’s impaired loans of $144 million and related allowance of $18 million were transferred to reporting segment held for sale in our Consolidated Balance Sheet. Refer to Note 1 to our Consolidated Financial Statements for further details.
We have loans that were acquired in a transfer, which at acquisition, had evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.
The carrying amount of these loans, included in the balance sheet amounts of finance receivables and loans, was as follows:

December 31,
($ in millions)	2005	2004	2003

Consumer	$1,658	$1,824	$1,589
Commercial	680	580	438

Total outstanding balance	2,338	2,404	2,027
Allowance	(103)	(99)	(129)

Total carrying amount	$2,235	$2,305	$1,898

For loans acquired after January 1, 2005, SOP 03-3 requires us to record revenue using an accretable yield method. The following table represents accretable yield activity.

Year ended December 31,
($ in millions)	2005

Accretable yield at beginning of year	$121
Additions	285
Accretion	(131)
Reclassification from (to) nonaccretable difference	11
Disposals	(79)

Accretable yield at end of year	$207

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
Loans acquired during each year for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

Year ended December 31,
($ in millions)	2005

Contractually required payments receivable at acquisition:
Consumer	$3,158
Commercial	1,848

Total payments	$5,006
Cash flows expected to be collected at acquisition	2,333
Basis in acquired loans at acquisition	1,900

8	Off-Balance Sheet Securitizations
We securitize automotive and mortgage financial assets as a funding source. We sell retail finance receivables, wholesale loans, residential mortgage loans, commercial mortgage loans and commercial mortgage securities. The following discussion and related information presented relates only to the transfers of finance receivables and loans that qualify as off-balance sheet securitizations under the requirements of SFAS 140.
We retain servicing responsibilities for and subordinated interests in all of our securitizations of retail finance receivables and wholesale loans. Servicing responsibilities are retained for the majority of our residential and commercial mortgage loan securitizations and we may retain subordinated interests in some of these securitizations. We also hold subordinated interests and act as collateral manager in our collateralized debt obligation (CDO) securitization program.
As servicer, we generally receive a monthly fee stated as a percentage of the outstanding sold receivables. Typically, for retail automotive finance receivables where we are paid a fee, we have concluded that the fee represents adequate compensation as a servicer and, as such, no servicing asset or liability is recognized. Considering the short-term revolving nature of wholesale loans, no servicing asset or liability is recognized upon securitization of the loans. As of December 31, 2005, the weighted average basic servicing fees for our primary servicing activities were 100 basis points, 100 basis points, 40 basis points and 7 basis points of the outstanding principal balance for sold retail finance receivables, wholesale loans, residential mortgage loans and commercial mortgage loans, respectively. Additionally, we retain the rights to cash flows remaining after the investors in most securitization trusts have received their contractual payments. In certain retail securitization transactions, retail receivables are sold on a servicing retained basis, but with no servicing compensation and, as such, a servicing liability is established and recorded in other liabilities. As of December 31, 2005 and December 31, 2004, servicing liabilities of $32 million and $30 million, respectively, were outstanding related to such retail securitization transactions. In addition, in 2005 we completed a retail automotive securitization where the servicing fee received is considered greater than adequate compensation requiring the recording of a servicing asset. As of December 31, 2005, the fair value of the servicing asset was $30 million. For mortgage servicing, we capitalize the value expected to be realized from performing specified residential and commercial mortgage servicing activities as mortgage servicing rights (refer to Note 10 to our Consolidated Financial Statements).
We maintain cash reserve accounts at predetermined amounts for certain securitization activities in the unlikely event that deficiencies occur in cash flows owed to the investors. The amounts available in such cash reserve accounts totaled $52 million, $1,012 million, $88 million, and $7 million as of December 31, 2005, related to securitizations of retail finance receivables, wholesale loans, residential mortgage loans, and commercial mortgage loans, respectively, and $118 million, $1,046 million, $44 million and $10 million as of December 31, 2004, respectively.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
The following table summarizes pre-tax gains on securitizations and certain cash flows received from and paid to securitization trusts for transfers of finance receivables and loans that were completed during 2005:

	2005

	Retail		Mortgage loans		Commercial
	finance	Wholesale			mortgage
Year ended December 31, ($ in millions)	receivables	loans	Residential	Commercial	securities

Pre-tax gains on securitizations	($2)	$543	$513	$68	$8
Cash inflows:
Proceeds from new securitizations	4,874	7,705	41,987	3,990	741
Servicing fees received	65	179	245	21	—
Other cash flows received on retained interests	249	503	583	262	42
Proceeds from collections reinvested in revolving securitizations	—	102,306	—	—	—
Repayments of servicing advances	43	—	1,115	198	—
Cash outflows:
Servicing advances	(46)	—	(1,163)	(188)	—
Purchase obligations and options:
Representations and warranties obligations	—	—	(29)	—	—
Administrator or servicer actions	(76)	—	—	—	—
Asset performance conditional calls	—	—	(99)	—	—
Cleanup calls	(715)	—	(2,202)	—	—

The following table summarizes pre-tax gains on securitizations and certain cash flows received from and paid to securitization trusts for transfers of finance receivables and loans that were completed during 2004 and 2003:

	2004					2003

	Retail		Mortgage loans		Commercial	Retail		Mortgage loans		Commercial
	finance	Wholesale			mortgage	finance	Wholesale			mortgage
Year ended December 31, ($ in millions)	receivables	loans	Residential	Commercial	securities	receivables	loans	Residential	Commercial	securities

Pre-tax gains on securitizations	$9	$497	$602	$54	$11	$37	$488	$522	$75	$14
Cash inflows:
Proceeds from new securitizations	1,824	9,188	29,412	2,108	935	1,604	3,625	29,566	3,342	1,870
Servicing fees received	105	174	208	20	—	228	164	250	20	—
Other cash flows received on retained interests	340	808	729	216	68	753	174	955	317	69
Proceeds from collections reinvested in revolving securitizations	—	91,360	—	—	—	862	97,829	—	5	—
Repayments of servicing advances	75	—	947	147	—	114	—	1,208	116	—
Cash outflows:
Servicing advances	(64)	—	(1,035)	(169)	—	(118)	—	(1,242)	(117)	—
Purchase obligations and options:
Representations and warranties obligations	(1)	—	(66)	—	—	(25)	—	(154)	—	—
Administrator or servicer actions	(75)	—	—	—	—	(146)	—	—	—	—
Asset performance conditional calls	—	—	(137)	—	—	—	—	(122)	—	—
Clean up calls	(269)	—	(3,797)	—	—	(885)	—	(1,919)	—	—

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
Key economic assumptions used in measuring the estimated fair value of retained interests of sales completed during 2005 and 2004, as of the dates of such sales, were as follows:

	Retail	Mortgage loans		Commercial
	finance			mortgage
Year ended December 31,	receivables (a)	Residential (b)	Commercial	securities

2005
Key assumptions (c) (rates per annum):
Annual prepayment rate (d)	0.9-1.2%	0.0-60.0%	0.0-50.0%	0.0%
Weighted average life (in years)	1.6-1.7	1.1-8.5	0.3-8.6	5.9-9.9
Expected credit losses	0.4-1.6	0.0-4.9%	0.0%	0.0%
Discount rate	9.5-15.0%	6.5-21.4%	4.2-10.7%	10.0-12.0%

2004
Key assumptions (c) (rates per annum):
Annual prepayment rate (d)	0.9-1.0%	0.0-51.3%	0.0-50.0%	0.0-19.9%
Weighted average life (in years)	1.6-1.8	1.1-6.0	0.4-8.8	2.5-17.4
Expected credit losses	0.4%	0.2-10.9%	0.0%	0.0-3.1%
Discount rate	9.5%	6.5-24.8%	4.3-15.0%	8.2-11.7%

(a)	The fair value of retained interests in wholesale securitizations approximates cost because of the short-term and floating rate nature of wholesale loans.
(b)	Included within residential mortgage loans are home equity loans and lines, high loan-to-value loans and residential first and second mortgage loans.
(c)	The assumptions used to measure the expected yield on variable rate retained interests are based on a benchmark interest rate yield curve plus a contractual spread, as appropriate. The actual yield curve utilized varies depending on the specific retained interests.
(d)	Based on the weighted average maturity (WAM) for finance receivables and constant prepayment rate (CPR) for mortgage loans and commercial mortgage securities.
The following table summarizes the key economic assumptions and the sensitivity of the fair value of retained interests at December 31, 2005, to immediate 10% and 20% adverse changes in those assumptions.

	2005

		Mortgage loans		Commercial
	Retail finance			mortgage
Year ended December 31, ($ in millions)	receivables (a)	Residential	Commercial	securities

Carrying value/fair value of retained interests	$314	$1,057	$250	$182
Weighted average life (in years)	0.1-1.2	1.0-6.2	0.0-17.7	2.4-16.1
Annual prepayment rate	0.7-1.2%WAM	0.0-60.0%CPR	0.0-50.0%CPR	1.2-16.0%CPR
Impact of 10% adverse change	($1)	($46)	($1)	—
Impact of 20% adverse change	(2)	(82)	(1)	—

Loss assumption	0.4%(b)	0.0-16.9%	0.0-3.4%	0.0-6.7%
Impact of 10% adverse change	($2)	($43)	($6)	($3)
Impact of 20% adverse change	(4)	(81)	(10)	(6)

Discount rate	9.5-12.0%	6.5-40.0%	0.1-33.5%	5.3-21.1%
Impact of 10% adverse change	($2)	($34)	($5)	($9)
Impact of 20% adverse change	(5)	(65)	(10)	(17)

Market rate (d)	3.9-5.1%	(c)	(c)	(c)
Impact of 10% adverse change	($7)	($11)	$—	$—
Impact of 20% adverse change	(15)	(26)	—	—

(a)	The fair value of retained interests in wholesale securitizations approximates cost of $690 because of the short-term and floating rate nature of wholesale receivables.
(b)	Net of a reserve for expected credit losses totaling $14 at December 31, 2005. Such amounts are included in the fair value of the retained interests, which are classified as investment securities.
(c)	Forward benchmark interest rate yield curve plus contractual spread.
(d)	Represents the rate of return paid to the investors.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities. Additionally, we hedge interest rate and prepayment risks associated with certain of the retained interests; the effects of such hedge strategies have not been considered herein.
Expected static pool net credit losses include actual incurred losses plus projected net credit losses divided by the original balance of the outstandings comprising the securitization pool. The following table displays the expected static pool net credit losses on our securitization transactions.

December 31, (a)	2005	2004	2003

Retail automotive	0.4%	0.4%	0.4%
Residential mortgage	0.0-16.9%	0.0-26.1%	0.0-26.1%
Commercial mortgage	0.0-3.4%	0.0-4.2%	0.0-6.6%
Commercial mortgage securities	0.0-6.7%	0.0-39.5%	0.9-33.7%

(a)	Static pool losses not applicable to wholesale finance receivable securitizations because of their short-term nature.
The following table presents components of securitized financial assets and other assets managed, along with quantitative information about delinquencies and net credit losses.

	Total finance		Amount 60 days or
	receivables and loans		more past due		Net credit losses

December 31, ($ in millions)	2005	2004	2005	2004	2005	2004

Retail automotive	$77,197	$98,146	$892	$806	$867	$1,044
Residential mortgage	167,584	129,550	8,682	6,686	885	944

Total consumer	244,781	227,696	9,574	7,492	1,752	1,988

Wholesale	41,994	49,197	73	51	4	2
Commercial mortgage	43	21,353	—	410	4	130
Other automotive and commercial	23,996	22,155	575	544	33	71

Total commercial (a)	66,033	92,705	648	1,005	41	203

Total managed portfolio (b)	310,814	320,401	$10,222	$8,497	$1,793	$2,191

Securitized finance receivables and loans	(103,947)	(96,801)
Loans held for sale (unpaid principal)	(21,882)	(19,941)

Total finance receivables and loans	$184,985	$203,659

(a)	Excludes $26,320 in GMAC Commercial Mortgage’s managed assets. At December 31, 2005, Commercial Mortgage had $281 in accounts past due and net credit losses of $228. Refer to Note 1 to our Consolidated Financial Statements for further details.
(b)	Managed portfolio represents finance receivables and loans on the balance sheet or that have been securitized, excluding securitized finance receivables and loans that we continue to service but have no other continuing involvement (i.e., in which we retain an interest or risk of loss in the underlying receivables).

9	Investment in Operating Leases
Investments in operating leases were as follows:

December 31, ($ in millions)	2005	2004

Vehicles and other equipment, at cost	$39,443	$33,390
Accumulated depreciation	(8,232)	(7,318)

Investment in operating leases, net	$31,211	$26,072

The future lease payments due from customers for equipment on operating leases at December 31, 2005, totaled $13,857 million and are due as follows: $6,238 million in 2006, $4,420 million in 2007, $2,478 million in 2008, $693 million in 2009 and $28 million in 2010 and after.
Our investments in operating lease assets represents the expected future cash flows we expect to realize under the operating leases and includes both customer payments and the expected residual value upon remarketing the vehicle at the end of the lease. As described in Note 19 GM may sponsor residual support programs that result in the contractual residual value being in excess of our standard residual value. In evaluating the realizability of our residual values we consider any payments that GM may be required to make under these residual support programs. Based on the December 31, 2005 portfolio the amount that we would expect to be paid by GM under the lease residual support programs would be $2.5 billion as more fully discussed in Note 19.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

10	Mortgage Servicing Rights
We capitalize the present value of expected future cash flows associated with performing specified mortgage servicing activities for others. Such capitalized servicing rights are purchased or retained upon sales or securitizations of mortgages. The following table summarizes mortgage servicing rights activity and related amortization.

Year ended December 31,
($ in millions)	2005	2004	2003

Balance at beginning of year	$4,819	$4,869	$4,601
Originations and purchases, net of sales	1,546	1,554	2,639
Amortization	(1,106)	(879)	(1,118)
SFAS 133 hedge valuation adjustments	86	(272)	446
Transfers to reporting segment held for sale(a)	(632)	—	—
Other than temporary impairment	(55)	(453)	(1,699)

Balance at end of year	$4,658	$4,819	$4,869
Valuation allowance	(643)	(929)	(1,149)

Carrying value at end of year	$4,015	$3,890	$3,720

Estimated fair value at end of year	$4,021	$3,990	$3,798

(a)	At December 31, 2005, $632 in GMAC Commercial Mortgage net mortgage servicing rights, were transferred to reporting segment held for sale in our Consolidated Balance Sheet. Refer to Note 1 to our Consolidated Financial Statements for further details.
The following table summarizes the change in the valuation allowance for mortgage servicing rights:

Year ended December 31,
($ in millions)	2005	2004	2003

Valuation allowance at beginning of period	$929	$1,149	$1,918
Additions (deductions) (a)	(237)	233	930
Other excess service fee securitization	6	—	—
Other than temporary impairment	(55)	(453)	(1,699)

Valuation allowance at end of year	$643	$929	$1,149

(a)	Changes to the valuation allowance are reflected as a component of mortgage banking income.
During 2005 and 2004, we recorded other than temporary mortgage servicing rights impairment of $55 million and $453 million, respectively, reducing both the mortgage servicing rights gross carrying value and valuation allowance by this amount. This amount was based on a statistical analysis of historical changes in mortgage and other market interest rates to determine the amount that the mortgage servicing rights asset value will increase with only a remote probability of occurring. The adjustment to the valuation allowance reduces the maximum potential future increase to the mortgage servicing rights carrying value (under lower of cost or market accounting), but it has no impact on the net carrying value of the asset or on earnings.
We have an active risk management program to hedge the value of mortgage servicing rights. The mortgage servicing rights risk management program contemplates the use of derivative financial instruments and treasury securities that experience changes in value offsetting those of the mortgage servicing rights, in response to changes in market interest rates. Refer to Note 16 to our Consolidated Financial Statements for a discussion of the derivative financial instruments used to hedge mortgage servicing rights. Treasury securities used in connection with this risk management strategy are designated as available for sale or trading. At December 31, 2005, there was approximately $2.1 billion of such treasury securities outstanding related to this risk management activity, which were reflected as investment securities.
Key economic assumptions and the sensitivity of the current fair value of mortgage servicing rights to immediate 10% and 20% adverse changes in those assumptions are as follows:

December 31,			GMAC
2005	GMAC	GMAC-	Commercial
($ in millions)	Residential	RFC	Mortgage(a)		Total

Estimated fair value	$3,056	$965	$731		$4,752

Weighted average prepayment speed (CPR)	20.40%	28.16%	2%-8	%(b)
Impact on fair value of 10% adverse change	($155)	($28)	($2)		($185)
Impact on fair value of 20% adverse change	(294)	(50)	(5)		(349)

Weighted average discount rate	9.12%	12.65%	9.73%
Impact on fair value of 10% adverse change	($77)	($29)	($7)		($113)
Impact on fair value of 20% adverse change	(150)	(55)	(13)		(218)

(a)	At December 31, 2005, GMAC Commercial Mortgage net mortgage servicing rights were transferred to reporting segment held for sale in our Consolidated Balance Sheet. Refer to Note 1 to our Consolidated Financial Statements for further details.
(b)	The majority of commercial mortgage loans are subject to prepayment penalties during a rate lockout period. Therefore, prepayment speed assumptions will change as loans mature from 2% during the rate lockout period to 8% once the lockout period has expired.
These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
to the change in fair value may not be linear. Also, in this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

11	Premiums and Other Insurance Receivables
Premiums and other insurance receivables consisted of the following:

December 31, ($ in millions)	2005	2004

Prepaid reinsurance premiums	$359	$344
Reinsurance recoverable on unpaid losses	762	775
Reinsurance recoverable on paid losses (a)	87	56
Premiums receivable (b)	665	588

Total premiums and other insurance receivables	$1,873	$1,763

(a)	Net of $1 and $5 allowance for uncollectible reinsurance recoverable on paid losses at December 31, 2005 and 2004, respectively.
(b)	Net of $8 and $5 allowance for uncollectible premiums receivable at December 31, 2005 and 2004, respectively.

12	Other Assets
Other assets consisted of:

December 31, ($ in millions)	2005	2004

Premises and equipment at cost	$2,899	$3,083
Accumulated depreciation	(1,145)	(1,228)

Net premises and equipment	1,754	1,855
Fair value of derivative contracts in receivable position	3,000	9,489
Cash reserve deposits held for securitization trusts (a)	2,907	1,835
Goodwill, net of accumulated amortization	2,446	3,274
Restricted cash collections for securitization trusts (b)	1,871	2,217
Deferred policy acquisition cost	1,696	1,444
Real estate investments	1,320	1,473
Accrued interest and rent receivable	1,163	1,174
Receivables related to taxes	774	—
Debt issuance costs	726	754
Repossessed and foreclosed assets, net	689	615
Equity investments	535	1,751
Investment in used vehicles held for sale	503	530
Servicer advances	499	769
Intangible assets, net of accumulated amortization (c):
Customer lists and contracts	16	33
Trademarks and other	15	20
Other assets	2,543	2,411

Total other assets (d)	$22,457	$29,644

(a)	Represents credit enhancement in the form of cash reserves for various securitization transactions we have executed.
(b)	Represents cash collection from customer payments on securitized receivables. These funds are distributed to investors as the related secured debt matures.
(c)	Aggregate amortization expense on intangible assets was $17 and $11, including $8 and $2 for GMAC Commercial Mortgage, for the years ended December 31, 2005 and 2004, respectively. Amortization expense is expected to average $5 per year over the next five fiscal years.
(d)	At December 31, 2005, $3,723 in GMAC Commercial Mortgage other assets was transferred to reporting segment held for sale in our Consolidated Balance Sheet. Refer to Note 1 to our Consolidated Financial Statements for further details.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
The changes in the carrying amounts of goodwill for the periods indicated were as follows:

	North	Commercial
	American	Finance	International	GMAC	GMAC-	GMAC
($ in millions)	Operations	Group	Operations	Residential	RFC	Commercial	Insurance	Total

Goodwill at beginning of 2004	$14	$1,458	$504	$327	$111	$138	$671	$3,223
Goodwill acquired	—	—	1	11	1	3	—	16
Impairment losses	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Foreign currency translation effect	—	25	10	—	5	—	(5)	35

Goodwill at beginning of 2005	$14	$1,483	$515	$338	$117	$141	$666	$3,274
Goodwill acquired	—	—	3	5	11	—	3	22
Impairment losses (a)	—	(648)	—	—	—	(64)	—	(712)
Other	—	—	—	—	(4)	(18)	—	(22)
Foreign currency translation effect	—	(36)	(14)	—	(7)	—	—	(57)
Transfers to reporting segment held for sale (b)	—	—	—	—	—	(59)	—	(59)

Goodwill at end of 2005	$14	$799	$504	$343	$117	$—	$669	$2,446

(a)	During the fourth quarter of 2005, we completed our goodwill impairment analysis of our Commercial Finance Group (CFG) reporting unit in accordance with SFAS 142. The CFG reporting unit’s goodwill relates primarily to its 1999 acquisition of The Bank of New York’s commercial finance business. With the assistance of a third party, management performed an assessment of the fair value of the CFG reporting unit. The fair value of the CFG reporting unit was determined using the average of an internally developed discounted cash flow methodology and a valuation derived from recent market precedent transactions. Based on this assessment, it was determined that indicators of impairment existed as the carrying amount of the CFG reporting unit including goodwill exceeded its fair value. These indicators were largely attributed to current competitive conditions in the industry in which CFG operates, the relative level of liquidity in its market and the CFG reporting unit experiencing declining margins and a more difficult environment for growth than anticipated in previous forecasts. Because the carrying amount of the CFG reporting unit, including goodwill, as a whole exceeded its fair value, management assessed the fair value of the CFG reporting unit’s individual assets, including identifiable intangible assets and liabilities, in order to derive an implied fair value of the CFG reporting unit’s goodwill. Based on this assessment, we recorded an impairment charge of $648 million in the fourth quarter of 2005 as it was determined that the carrying value of the CFG reporting unit’s goodwill was greater than its implied fair value.
(b)	At December 31, 2005, $59 in GMAC Commercial Mortgage goodwill was transferred to reporting segment held for sale in our Consolidated Balance Sheet. Refer to Note 1 to our Consolidated Financial Statements for further details.

13	Debt
The presentation of debt in the following table is classified between domestic and foreign based on the location of the office recording the transaction.

	Weighted
	average interest
	rates (a)		2005			2004

December 31, ($ in millions)	2005	2004	Domestic	Foreign	Total	Domestic	Foreign	Total

Short-term debt
Commercial paper			$227	$297	$524	$4,330	$4,065	$8,395
Demand notes			5,928	119	6,047	8,802	354	9,156
Bank loans and overdrafts			1,165	5,487	6,652	4,555	7,294	11,849
Repurchase agreements and other (b)			22,330	5,954	28,284	23,569	2,058	25,627

Total short-term debt	4.6%	2.8%	29,650	11,857	41,507	41,256	13,771	55,027
Long-term debt
Senior indebtedness
Due within one year	4.9%	3.9%	31,286	10,443	41,729	26,757	10,537	37,294
Due after one year	5.2%	4.9%	147,307	23,862	171,169	152,680	22,685	175,365

Total long-term debt (c)	5.2%	4.7%	178,593	34,305	212,898	179,437	33,222	212,659
Fair value adjustment (d)			—	2	2	1,205	69	1,274

Total debt (e)			$208,243	$46,164	$254,407	$221,898	$47,062	$268,960

(a)	The weighted average interest rates include the effects of derivative financial instruments designated as hedges of debt.
(b)	Repurchase agreements consist of secured financing arrangements with third parties at our mortgage operations. Other primarily includes non-bank secured borrowings, as well as Notes payable to GM. Refer to Note 19 to our Consolidated Financial Statements for further details.
(c)	We have issued warrants to subscribe for up to $300 aggregate principal amount of 6.5% notes due October 15, 2009. The warrants entitle the holder to purchase from us the aggregate principal amount at par plus any accrued interest. The warrants are exercisable up to and including October 15, 2007. In December 2003 and February 2004, $125 of the warrants were exercised each year, resulting in $50 aggregate principal amount of these warrants remaining outstanding.
(d)	To adjust designated fixed rate debt to fair value in accordance with SFAS 133.
(e)	At December 31, 2005, $4,313 in GMAC Commercial Mortgage debt was transferred to liabilities related to reporting segment held for sale in our Consolidated Balance Sheet. Of the $4,313, $3,118 was domestic and $1,195 was foreign; $2,974 was short-term and $1,339 was long-term. Refer to Note 1 to our Consolidated Financial Statements for further details. Includes secured debt, as depicted by asset class in the following table.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
The following summarizes assets that are restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements:

	2005		2004

		Related		Related
		secured		secured
December 31, ($ in millions)	Assets	debt (a)	Assets	debt (a)

Loans held for sale	$16,147	$12,647	$13,536	$11,213
Mortgage assets held for sale or held for investment	78,820	71,083	60,796	57,304
Retail automotive finance receivables	20,427	18,888	18,163	17,474
Investment securities	3,631	4,205	4,522	3,597
Investment in operating leases, net	13,136	11,707	1,098	1,032
Real estate investments and other assets	4,771	2,608	2,204	1,337

Total	$136,932	$121,138	$100,319	$91,957

(a)	Included as part of secured debt are repurchase agreements of $9,897 and $8,827 where we have pledged assets, reflected as investment securities, as collateral for approximately the same amount of debt at December 31, 2005 and 2004, respectively. As of December 31, 2005, $3,304 and $215 in GMAC Commercial Mortgage Repurchase Agreements and on-balance sheet debt from secured financing, respectively, were transferred to liabilities related to reporting segment held for sale in our Consolidated Balance Sheet. Refer to Note 1 to our Consolidated Financial Statements for details.
The following table presents the scheduled maturity of long-term debt at December 31, 2005, assuming that no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related secured assets.

Year ended December 31, ($ in millions)	Secured	Unsecured	Total

2006	$13,637	$28,092	$41,729
2007	10,665	23,269	33,934
2008	11,120	14,458	25,578
2009	1,436	8,532	9,968
2010	989	7,848	8,837
2011 and thereafter	56,855	36,527	93,382

Long-term debt (a) (b)	94,702	118,726	213,428
Unamortized discount	—	(530)	(530)

Total long-term debt	$94,702	$118,196	$212,898

(a)	Debt issues totaling $16,395 are redeemable at or above par, at our option anytime prior to the scheduled maturity dates, the latest of which is November 2049.
(b)	Our debt includes $22 in fixed rate notes and $0 in variable rate notes which provide the holders the option to put the debt to us at specific dates prior to the scheduled maturity. In addition, our debt includes $25,084 of notes containing a survivor’s option enabling the holder to put the debt back to us at par prior to maturity in the event of the holder’s death. We repurchased $275 and $39 of these puttable notes containing a survivor’s option prior to maturity during 2005 and 2004, respectively. The latest maturity date of these notes is March 2025.
To achieve the desired balance between fixed and variable rate debt, we utilize interest rate swap and interest rate cap agreements. The use of such derivative financial instruments had the effect of synthetically converting $75,413 million of our $139,485 million of fixed rate debt into variable rate obligations and $29,097 million of our $115,459 million of variable rate debt into fixed rate obligations at December 31, 2005. In addition, certain of our debt obligations are denominated in currencies other than the currency of the issuing country. Foreign currency swap agreements are used to hedge exposure to changes in the exchange rates of these obligations.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
Liquidity facilities
Liquidity facilities represent additional funding sources, if required. The financial institutions providing the uncommitted facilities are not legally obligated to fund those facilities. The following table summarizes the liquidity facilities maintained by us.

							Unused
	Committed		Uncommitted		Total liquidity		liquidity
	facilities		facilities		facilities		facilities

December 31, (in billions)	2005	2004	2005	2004	2005	2004	2005	2004

Automotive operations:
Syndicated multicurrency global credit facility (a)	$7.4	$8.9	$—	$—	$7.4	$8.9	$7.4	$8.9
Mortgage operations (b)	3.9	—	3.6	7.6	7.5	7.6	4.4	3.9
Other:
U.S. asset-backed commercial paper liquidity and receivables facilities (c)	21.5	22.9	—	—	21.5	22.9	21.5	22.9
Other foreign facilities (d)	3.1	5.0	7.5	15.0	10.6	20.0	2.0	8.4

Total bank liquidity facilities (e)	35.9	36.8	11.1	22.6	47.0	59.4	35.3	44.1

Secured funding facilities (f)	114.9	47.3	11.9	12.0	126.8	59.3	87.7	30.9

Total	$150.8	$84.1	$23.0	$34.6	$173.8	$118.7	$123.0	$75.0

(a)	The entire $7.4 is available for use in the U.S., $0.8 is available for use by GMAC (UK) plc and $0.8 is available for use by GMAC International Finance B.V. in Europe.
(b)	In July 2005 ResCap closed a $3.5 syndication of its bank facilities, consisting of a $1.75 syndication term loan, an $875 million syndication line of credit committed through July 2008 and $875 million syndicated line of credit committed through July 2006.
(c)	Relates to New Center Asset Trust (NCAT) and Mortgage Interest Networking Trust (MINT), which are special purpose entities administered by us for the purpose of funding assets as part of our securitization and mortgage warehouse funding programs. These entities fund assets primarily through the issuance of asset-backed commercial paper and represent an important source of liquidity to us. At December 31, 2005, NCAT commercial paper outstanding of $10.9, which is not consolidated in our Consolidated Balance Sheet. At December 31, 2005, MINT had commercial paper outstanding of $2.0, which is reflected as secured debt in our Consolidated Balance Sheet.
(d)	Consists primarily of credit facilities supporting operations in Canada, Europe, Latin America and Asia-Pacific.
(e)	The decline in total bank liquidity facilities from December 31, 2004 to December 31, 2005, is primarily the result of (i) reductions by facility providers in response to the series of credit ratings actions taken by rating agencies on our unsecured debt ratings and (ii) the strengthening of the U.S. dollar during 2005.

(f)	Consists of committed and uncommitted secured funding facilities with third parties, including commitments with third-party asset-backed commercial paper conduits, as well as forward flow sale agreements with third parties and repurchase facilities. Amounts include five year commitments that we entered into in 2005 with remaining capacity to sell up to $64 of retail automotive receivables to third-party purchasers through 2010.
The syndicated multicurrency global facility includes a $4.35 billion five-year facility (expires June 2008) and a $3.0 billion 364-day facility (expires June 2006). The 364-day facility includes a term loan option, which, if exercised by us prior to expiration, carries a one-year term. Additionally, a leverage covenant in the liquidity facilities and certain other funding facilities restricts the ratio of consolidated unsecured debt to total stockholder’s equity to no greater than 11.0:1, under certain conditions. More specifically, the covenant is only applicable on the last day of any fiscal quarter (other than the fiscal quarter during which a change in rating occurs) during such times that we have senior unsecured long-term debt outstanding, without third-party enhancement, which is rated BBB+ or less (by Standard & Poor’s), or Baa1 or less (by Moody’s). Our leverage covenant ratio was 7.5:1 at December 31, 2005, and we are, therefore, in compliance with this covenant. The leverage covenant calculation excludes from debt those securitization transactions accounted for as on-balance sheet secured financings.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

14	Reserves for Insurance Losses and Loss Adjustment Expense
The following table provides a reconciliation of the activity in the reserves for insurance losses and loss adjustment expenses.

Year ended December 31,
($ in millions)	2005	2004	2003

Balance at beginning of year	$2,505	$2,340	$2,140
Reinsurance recoverables	(775)	(871)	(812)

Net balance at beginning of year	1,730	1,469	1,328
Incurred related to
Current year	2,471	2,344	2,252
Prior years (a)	(116)	27	36

Total incurred (b)	2,355	2,371	2,288
Paid related to
Current year	(1,682)	(1,567)	(1,579)
Prior years	(619)	(558)	(582)

Total paid	(2,301)	(2,125)	(2,161)
Other (c)	(12)	15	14

Net balance at end of year (d)	1,772	1,730	1,469
Reinsurance recoverables	762	775	871

Balance at end of year	$2,534	$2,505	$2,340

(a)	Incurred losses and loss adjustment expenses during 2005 related to events of prior year are attributable to decreases in reserve estimates primarily for private passenger auto in both the United States and internationally and certain reinsurance coverages, which are based on additional knowledge available to us during 2005. During 2004, incurred losses related to events of prior years are attributed to changes in reserve estimates for claims, which are based on additional knowledge available to us during 2004. In addition, also includes $29 related to reinsurance agreements we decided to commute during 2004. During 2003, incurred losses related to events of prior year are attributed to the development of additional information indicating probable additional ultimate losses on U.S. assumed auto reinsurance and U.S. direct auto business.
(b)	Reflected net of reinsurance recoveries totaling $342, $312 and $374 for the years ended December 31, 2005, 2004 and 2003, respectively.
(c)	Effects of exchange rate changes for the years ended December 31, 2005, 2004 and 2003.
(d)	Includes exposure to asbestos and environmental claims from the reinsurance of general liability, commercial multiple peril, homeowners and workers’ compensation claims. Reported claim activity to date has not been significant. Net reserves for loss and loss adjustment expenses for such matters were $6, $8 and $10 at December 31, 2005, 2004 and 2003, respectively.

15	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of:

December 31, ($ in millions)	2005	2004

Deposits
Consumer	$4,574	$2,909
Commercial	2,437	3,248
Fair value of derivative contracts in payable position	2,444	953
Employee compensation and benefits	1,574	1,790
Mortgage escrow deposits	1,356	1,321
Factored client payables	819	1,430
Securitization trustee payable	703	514
GM payable, net	152	200
Taxes payable	—	58
Accounts payable and other liabilities	4,322	5,959

Total accrued expenses and other liabilities (a)	$18,381	$18,382

(a)	At December 31, 2005, $6,756 in Commercial Mortgage accrued expenses and other liabilities were transferred to liabilities related to reporting segment held for sale in our Consolidated Balance Sheet. Refer to Note 1 to our Consolidated Financial Statements for further details.

16	Derivative Instruments and Hedging Activities
We enter into interest rate and foreign currency futures, forwards, options, and swaps in connection with our market risk management activities. Derivative financial instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, including investment securities, loans held for sale, mortgage servicing rights, debts and deposits, as well as off-balance sheet securitizations. In addition, foreign exchange contracts are used to hedge foreign currency denominated debt and foreign exchange transactions.
Our primary objective for utilizing derivative financial instruments is to manage market risk volatility associated with interest rate and foreign currency risks related to the assets and liabilities of the automotive and mortgage operations. Managing this volatility enables us to price our finance and mortgage offerings at competitive rates and to minimize the impact of market risk on our earnings. These strategies are applied on a decentralized basis by the respective automotive financing and mortgage operations, consistent with the level at which market risk is managed, but are subject to various limits and controls at both the local unit and consolidated level. One of the key goals of our strategy is to modify the asset and liability and interest rate mix, including the assets and liabilities associated with securitization transactions that may be recorded in off-balance sheet special purpose entities. In addition, we use derivative financial instruments to mitigate the risk of changes in the fair values of loans held for sale and mortgage servicing rights. Derivative financial instruments are also utilized to

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
manage the foreign currency exposure related to foreign currency denominated debt. The following summarizes our derivative activity based on the accounting hedge designation:
Fair Value Hedges
Our fair value hedges primarily include hedges of fixed-rate debt, mortgage servicing rights, and loans held for sale:

•	Debt obligations — Interest rate swaps are used to modify our exposure to interest rate risk by converting fixed rate debt to a floating rate. Generally, individual swaps are designated as hedges of specific debt at the time of issuance with the terms of the swap matching the terms of the underlying debt. As the terms of the swap are designed to match the terms of the debt, the vast majority of our interest rate swaps receive short-cut treatment under SFAS 133, resulting in no hedge ineffectiveness. However, certain of our fair value hedges of debt do not receive short-cut treatment, because of differences in option features between the interest rate swap and the companion debt, in which case, hedge ineffectiveness is measured based on the difference in the fair value movement of the swap and the related debt.

•	Mortgage servicing rights — In determining the portion of mortgage servicing rights to hedge, we take into account both natural offsets from mortgage loan production and any available for sale investment securities (e.g., U.S. Treasury notes) used to manage the interest rate risk inherent in mortgage servicing rights. Derivative financial instruments approved for use under our risk management program include: call and put options on treasuries or swaps; mortgage-backed security futures, treasury futures and LIBOR futures; interest rate caps and floors; swaptions; and swaps. We designate a fair value hedging relationship for derivative financial instruments used to hedge the change in the fair value of mortgage servicing rights. For purposes of hedge designation, the loans underlying the mortgage servicing rights asset are aggregated into groups of similar assets. In doing so, management considers characteristics such as loan type, interest rate type (i.e., fixed or variable), coupon interest rate (for fixed) and scheduled maturity. If the changes in the fair value of the hedged mortgage servicing rights are highly correlated to changes in the fair value of the derivative financial instruments, the hedged mortgage servicing rights are adjusted for the change in fair value of the risk being hedged, and the resultant gain or loss is recorded in our Consolidated Statement of Income. We close hedge periods based upon derivative rebalancing or interest rate moves, which resulted in hedge periods closing on average every two business days during 2005. Effectiveness is assessed using historical hedge period data. We measure hedge effectiveness employing a statistical-based approach, which must meet threshold for R-squared, slope and F-statistic.

•	Loans held for sale — We use derivative financial instruments to hedge exposure to risk associated with our mortgage loans held for sale. After loans are funded, they are generally sold into the secondary market to various investors, often as mortgage-backed securities sponsored by Fannie Mae, Freddie Mac or Ginnie Mae. Mortgage loans that are not eligible for agency sponsored securitization are sold through public or private securitization transactions or in whole loan sales. The primary risk associated with closed loans awaiting sale is a change in the fair value of the loans due to fluctuations in interest rates. Our primary strategies to protect against this risk are selling loans or mortgage-backed securities forward to investors using mandatory and optional forward commitments and the use of interest rate swaps. Hedge periods are closed daily, representative of daily hedge portfolio rebalancing due to new loan fundings and sales. Effectiveness is measured using historical daily hedge period data. We measure hedge effectiveness employing a statistical-based approach, which must meet thresholds for R-squared, slope, and F-statistic.
Cash Flow Hedges
We enter into derivative financial instrument contracts to hedge exposure to variability in cash flows related to floating rate and foreign currency financial instruments. Interest rate swaps are used to modify exposure to variability in expected future cash flows attributable to variable rate debt. Currency swaps and forwards are used to hedge foreign exchange exposure on foreign currency denominated debt by converting the funding currency to the same currency of the assets being financed. Similar to our fair value hedges, the swaps are generally concurrent with the debt issuance, with the terms of the swap matching the terms of the underlying debt.
We use derivative financial instruments to hedge exposure to variability in expected cash flows associated with the future issuance of bonds payable related to securitizations of mortgage loans held for investment. The primary risk associated with these transactions is the variability on the issuance price of the debt securities. Our primary strategy to protect against this risk is selling loans or mortgage-backed securities forward, using mandatory and optional forward commitments. Upon issuance of the debt securities, the hedging relationship terminates and the changes in fair value of the hedging instrument are reclassified out of other comprehensive income, a component of shareholder’s equity, and into earnings over the term of the debt securities, as an adjustment to yield.
Economic Hedges not Designated as Accounting Hedges
We utilize certain derivative financial instruments to manage interest rate, price and foreign exchange risks, which do not qualify or are not designated as hedges under SFAS 133. As these derivatives are not designated as accounting hedges, changes in the fair value of the derivative instruments are recognized in earnings each period. Similar to the fair value hedging activities described in the previous section, we utilize certain derivatives that do not qualify as accounting hedges under SFAS 133, to economically hedge the value of mortgage servicing rights and mortgage loans.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
In addition, the following describes other uses of derivatives that do not qualify for hedge accounting:

•	Off-balance sheet securitization activities — We enter into interest rate swaps to facilitate securitization transactions where the underlying receivables are sold to a non-consolidated qualified special purpose entity (QSPE). As the underlying assets are carried in a non-consolidated entity, the interest rate swaps do not qualify for hedge accounting treatment. The use of swaps enables efficient execution of the securitization transaction as it allows the QSPE to issue asset-backed securities with different characteristics than the underlying assets.

•	Foreign currency debt — We have elected not to treat currency swaps that are used to convert foreign denominated debt back into the functional currency at a floating rate as hedges for accounting purposes. While these currency swaps are similar to the foreign currency cash flow hedges described in the foregoing, we have not designated them as hedges as the changes in the fair values of the currency swaps are substantially offset by the foreign currency revaluation gains and losses of the underlying debt.

•	Mortgage related securities — We use interest rate options, futures, swaps, caps and floors to mitigate risk related to mortgage related securities classified as trading.
The following table summarizes the pre-tax earnings effect for each type of hedge classification, segregated by the asset or liability hedged.

Year ended December 31, ($ in millions)	2005	2004	2003	Income Statement Classification

Fair value hedge ineffectiveness gain (loss):
Debt obligations	$6	$46	$45	Interest and discount expense
Mortgage servicing rights	57	70	348	Mortgage banking income
Loans held for sale	(29)	(12)	(2)	Mortgage banking income
Cash flow hedges ineffectiveness gain (loss):
Debt obligations	3	(19)	(1)	Interest and discount expense
Economic hedge change in fair value:
Off-balance sheet securitization activities:
Financing operations	(36)	(26)	(102)	Other income
Mortgage operations	1	(18)	254	Mortgage banking income
Foreign currency debt (a)	(202)	44	87	Interest and discount expense
Loans held for sale or investment	59	(60)	(86)	Mortgage banking income
Mortgage servicing rights	(55)	(7)	(16)	Mortgage banking income
Mortgage related securities	(42)	(95)	(13)	Investment income
Other	(11)	(18)	19	Other income

Total gain (loss)	($249)	($95)	$533

(a)	Amount represents the difference between the changes in the fair values of the currency swap, net of the revaluation of the related foreign denominated debt.
The following table presents additional information related to our derivative financial instruments.

Year ended December 31, ($ in millions)	2005	2004	2003

Net gain on fair value hedges excluded from assessment of effectiveness	$59	$180	$175
Expected reclassifications from other comprehensive income to earnings (a)	12	(1)	(1)

(a)	Estimated to occur over the next 12 months.
Derivative financial instruments contain an element of credit risk in the event that counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties which owe us under the contract completely fail to perform under the terms of those contracts, assuming no recoveries of underlying collateral, as measured by the market value of the derivative financial instrument. At December 31, 2005 the market value of derivative financial instruments in an asset or receivable position (from our perspective) was $3.0 billion, including accrued interest of $0.7 billion. We minimize the credit risk exposure by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines. As of December 31, 2005, more than of 84% of our exposure is with counterparties with a Fitch rating of A+ or higher (or an equivalent rating from another rating agency if a counterparty is not rated by Fitch). Additionally, we reduce credit risk on the majority of our derivative financial instruments by entering into legally enforceable agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. In order to further mitigate the risk of counterparty default, we maintain collateral agreements with certain counterparties. The agreements require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments meet established thresholds. We have placed cash deposits totaling $125 million and $40 million at December 31, 2005 and 2004, respectively, in accounts maintained by counterparties. We have received cash deposits from counterparties totaling $247 million and $266 million at December 31, 2005 and 2004, respectively. The cash deposits placed and received are included in our

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
Consolidated Balance Sheet in Other assets and Other liabilities, respectively.

17	Pension and Other Postretirement Benefits
Pension
Certain of our employees are eligible to participate in various domestic and foreign pension plans of General Motors. Benefits under the plans are generally related to an employee’s length of service, salary and, where applicable, contributions. For these plans, we are a participating employer in GM sponsored retirement plans. As such, GM allocates pension expense to us for participating employees. The allocation is made on a pro-rata basis and, as such, is impacted by the various assumptions (discount rate, return on plan assets, etc.) that GM utilizes in determining its pension obligation. Detailed information about GM’s pension plans can be found in the GM Annual Report on Form 10-K. Pension expense allocated for our employees participating in GM plans totaled $60 million, $50 million and $51 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Other employees (primarily at our Mortgage operations, Commercial Finance Group, and certain subsidiaries of GMAC Insurance) participate in separate retirement plans that provide for pension payments to eligible employees upon retirement based on factors such as length of service and salary. The following summarizes information relating to these non-GM sponsored plans:

	2005			2004

	GMAC		Commercial	GMAC		Commercial
	Mortgage	GMAC	Finance	Mortgage	GMAC	Finance
Year Ended December 31, ($ in millions)	Operations	Insurance	Group (b)	Operations	Insurance	Group

Benefit obligation	$296	$41	$14	$250	$34	$23
Fair value of plan assets	265	30	14	211	21	18

Funded status	(31)	(11)	—	(39)	(13)	(5)
Unrecognized net actuarial gain	42	7	—	39	5	—
Unrecognized prior service cost	1	—	—	1	—	—
Net transition obligation	—	—	—	—	—	—

Accrued benefit cost	$12	($4)	$—	$1	($8)	($5)

Net pension expense (a)	$23	$4	$1	$34	$5	$5

(a)	Net pension expense for year ended December 31, 2003, totaled $26, $4 and $5 for GMAC Mortgage operations, GMAC Insurance and Commercial Finance Group, respectively.
(b)	GMAC Commercial Finance terminated the GMAC Commercial Credit LLC U.S. Retirement Plan during 2005, resulting in an extinguishment of approximately $11 million in accumulated benefits.
Cash contributions to these non-GM sponsored pension plans made by GMAC Mortgage operations, GMAC Insurance, and Commercial Finance Group for the year ended December 31, 2005, were $35 million, $9 million and $5 million, respectively.
The expected rate of return on plan assets is an estimate we determine by summing the expected inflation and the expected real rate of return on stocks and bonds based on allocation percentages within the trust. The weighted average assumptions for the non-GM sponsored pension plans are as follows:

Year Ended December 31,	2005	2004

Discount rate	5.71%	6.02%
Expected return on plan assets	8.61%	8.67%
Rate of compensation increase	4.66%	5.27%

Other Postretirement Benefits
Certain of our subsidiaries participate in various postretirement medical, dental, vision and life insurance plans of General Motors while other subsidiaries participate in separately maintained postretirement plans. These benefits are funded as incurred from our general assets. We accrue postretirement benefit costs over the active service period of employees to the date of full eligibility for such benefits. We have provided for certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as other postretirement benefits. Notwithstanding the recording of such amounts and the use of these terms, we do not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans (other than pensions) represent legally enforceable liabilities. Our other postretirement benefits expense totaled $88 million, $72 million and $74 million in 2005, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

18	Income Taxes
The significant components of income tax expense were as follows:

Year ended December 31, ($ in millions)	2005	2004	2003

Current income tax expense
U.S. federal	$616	$1,518	$1,411
Foreign	52	128	161
State and local	29	(37)	351

Total current expense	697	1,609	1,923

Deferred income tax expense
U.S. federal	168	(466)	(196)
Foreign	271	142	63
State and local	69	149	(199)

Total deferred expense	508	(175)	(332)

Total income tax expense	$1,205	$1,434	$1,591

A reconciliation of the statutory U.S. federal income tax rate to our effective tax rate applicable to income is shown in the following table.

Year ended December 31,	2005	2004	2003

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Change in tax rate resulting from:
State and local income taxes, net of federal income tax benefit	2.0	2.7	2.3
Tax-exempt income	(1.1)	(0.8)	(0.7)
Foreign income tax rate differential	(1.8)	(1.3)	(0.2)
Other	(0.6)	(2.6)	(0.1)

Effective tax rate	33.5%	33.0%	36.3%

Deferred tax assets and liabilities result from differences between assets and liabilities measured for financial reporting purposes and those measured for income tax return purposes. The significant components of deferred tax assets and liabilities are reflected in the following table.

December 31, ($ in millions)	2005	2004

Deferred tax liabilities
Lease transactions	$4,020	$3,416
Mortgage servicing rights	857	669
Deferred acquisition costs	676	580
Debt issuance costs	316	327
Unrealized gains on securities	277	333
State and local taxes	118	116
Hedging transactions	61	319
Other	91	129

Gross deferred tax liabilities	6,416	5,889

Deferred tax assets
Provisions for credit losses	809	958
Sales of finance receivables and loans	327	314
Postretirement benefits	301	288
Unearned insurance premiums	297	278
Goodwill	102	(127)
Loss carryforwards	54	64
Other	162	360

Gross deferred tax assets	2,052	2,135

Net deferred tax liability(a)	$4,364	$3,754

(a)	GMAC Commercial Mortgage $169 million net deferred tax asset was transferred to liabilities related to reporting segment held for sale in our Consolidated Balance Sheet, as of December 31, 2005.
Foreign pre-tax income totaled $988 million in 2005, $1,003 million in 2004, and $784 million in 2003. Foreign pre-tax income is subject to U.S. taxation when effectively repatriated. We provide for federal income taxes on the undistributed earnings of foreign subsidiaries, except to the extent that such earnings are indefinitely reinvested outside the United States. At December 31, 2005, $3,699 million of accumulated undistributed earnings of foreign subsidiaries was indefinitely reinvested. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.
For the years ended December 31, 2005 and 2004, GM had consolidated federal net operating losses. After GM utilized all prior year federal carryback potential, the remaining net operating losses were carried forward. The consolidated federal net operating losses also created charitable contribution deduction and foreign tax credit carryforwards. Pursuant to the tax sharing agreement between GM and us, our consolidated allocation of tax attributes from GM for 2005 and 2004 federal net operating losses (due to certain loss subsidiaries), charitable contributions deduction and foreign tax credits are carried forward subject to utilization in the carryforward period by GM. Therefore, at December 31, 2005, we had an intercompany tax receivable from GM of $690 million. The receivable is comprised of federal net operating loss carryforward of $611 million, charitable contributions carryforward of $12 million and foreign tax credit carryforward of $67 million. We believe that the intercompany tax receivable is realizable as GM has determined that it is more likely than not that the tax attributes will be utilized in the remaining carryforward period.
We have open tax years primarily from 2001 to current with various U.S. and foreign taxing jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they related to amount timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. We have established a liability of approximately $425 million for those matters where the amount of loss is probable and estimable. The amount of the liability is based on management’s best estimate given our history with similar matters and interpretations of current laws and regulations.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

19	Transactions with Affiliates
As a wholly owned subsidiary, we enter into various operating and financing arrangements with our parent, GM. A master intercompany agreement governs the nature of these transactions to ensure that they are done on an arms length basis, in accordance with commercially reasonable standards and in our best interest as a diversified financial services company.
Balance Sheet
A summary of the balance sheet effect of transactions with GM and affiliated companies is as follows:

December 31, ($ in millions)	2005	2004

Assets:
Finance receivables and loans, net of unearned income (a)
Wholesale auto financing	$1,159	$1,619
Term loans to dealers	207	194
Investment in operating leases, net (b)	108	121
Notes receivable from General Motors (c)	4,565	4,921
Other assets
Real estate synthetic lease (d)	1,005	969
Receivable related to taxes (due from GM) (e)	690	—
Liabilities:
Unsecured debt
Notes payable to GM	1,190	1,306
Accrued expenses and other liabilities (f)
Wholesale payable	802	1,185
Subvention receivables (rate and residual support)	(133)	(143)
Insurance premium and contract receivable, net	(81)	(113)
Lease pull ahead receivable	(189)	(377)
Other	(246)	(353)
Stockholder’s equity:
Dividends paid (g)	2,500	1,500

(a)	Represents wholesale financing and term loans to certain dealerships wholly owned by GM or in which GM has a controlling interest. All of these amounts are included in finance receivables.
(b)	Includes net balance of buildings and other equipment classified as operating lease assets that are leased to GM affiliated entities.
(c)	Includes borrowing arrangements with GM Opel and GM of Canada and arrangements related to our funding of GM company-owned vehicles, rental car vehicles awaiting sale at action, our funding of the sale of GM vehicles through the use of overseas distributors and amounts related to GM trade supplier finance program. In addition, we provide wholesale financing to GM for vehicles in which GM retains title while the vehicles are consigned to us or dealers in the UK. The financing to GM remains outstanding until the title is transferred to the dealers. The amount of financing provided to GM under this arrangement varies based on inventory levels.
(d)	During 2000 GM entered into a 16-year lease arrangement, under which we agreed to fund and capitalize improvements to three Michigan properties leased by GM totaling $1.2 billion. In 2004 the lease arrangement was increased to $1.3 billion. The outstanding balance for Argonaut dealership leases is $35 million and $50 million at December 31, 2005 and 2004, respectively.
(e)	In December GMAC recorded an intercompany tax receivable from GM of $690 million. The receivable is comprised of federal net operating loss carryforward of $611 million, charitable contributions carryforward of $12 million and foreign tax credit carryforward of $67 million. We believe that the intercompany tax receivable is realizable as GM has determined that it is more likely than not that the tax attributes will be utilized in the remaining carryforward period.

(f)	Includes (receivables) payables from GM as follows: wholesale settlements payable to GM, subvention receivables due from GM and notes payable due from GM, which are included in accrued expenses, other liabilities and debt, respectively.

(g)	The 2004 amount represents the total dividend payment to GM, all of which was paid during the fourth quarter. The 2005 amount represents dividends of $500 in each of the first three quarters and $1.0 billion in the fourth quarter.
In January 2004 we assumed management and financial control of GM’s Brazilian financing operation (Banco GM, or BGM), while GM maintained legal ownership. As a result of entering into this arrangement, effective January 1, 2004, we began consolidating BGM, which previously had been consolidated by GM. The impact of the consolidation was a $119 million increase in capital, which represents the net assets of the Brazilian operations on December 31, 2003. In the fourth quarter of 2004, we purchased BGM from GM for $336 million resulting in the transfer of legal ownership.
In December 2000 we transferred the legal ownership of GMAC Germany to GM while maintaining management and financial control and all financial risks and rewards of this business. We continue consolidating GMAC Germany as was done prior to the legal transfer.
In October 2005 we repurchased operating lease assets and related deferred tax liabilities from GM previously sold to them under a purchase and sale agreement. The leases were repurchased at fair market value, however, the assets and liabilities were transferred at their carrying value because this was a transaction between related parties. The difference between the net assets acquired and the proceeds remitted to GM is reflected as a reduction to our stockholder’s equity.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
Retail and lease contracts acquired by us that included rate and residual subvention from GM, payable directly or indirectly to GM dealers, as a percent of total new retail installment and lease contracts acquired were as follows:

Year ended December 31,	2005	2004

GM and affiliates rate subvented contracts acquired:
North American operations	78%	63%
International operations	53%	58%

In addition to subvention programs, GM provides payment guarantees on certain commercial assets we have outstanding with certain third-party customers. As of December 31, 2005 and 2004, commercial obligations guaranteed by GM were $934 million and $1,285 million, respectively.
Income Statement
A summary of the income statement effect of transactions with GM and affiliated companies is as follows:

Year ended December 31, ($ in millions)	2005	2004	2003

Net financing revenue:
GM and affiliates lease residual value support	$527	$560	$986
Wholesale subvention and service fees from GM	159	174	160
Interest paid on loans from GM	(46)	(45)	(22)
Consumer lease payments (a)	168	348	225
Insurance premiums earned from GM	339	450	479
Other income:
Interest on notes receivable from GM and affiliates	300	153	151
Interest on wholesale settlements (b)	150	101	106
Revenues from GM leased properties	79	73	58
Service fee income:
GMAC of Canada operating lease administration (c)	18	28	35
Rental car repurchases held for resale (d)	22	16	22
Other	—	—	14
Expense:
Employee retirement plan costs allocated by GM	147	129	132
Off-lease vehicle selling expense reimbursement (e)	(17)	(51)	(60)
Payments to GM for services, rent and marketing expenses	132	281	67

(a)	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle, with the customer’s remaining payment obligation waived. For certain programs, GM compensates us for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle.
(b)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made prior to the expiration of transit, we receive interest from GM.
(c)	GMAC of Canada, Limited administers operating lease receivables on behalf of GM of Canada Limited (GMCL) and receives a servicing fee, which is included in other income.
(d)	We receive a servicing fee from GM related to the resale of rental car repurchases.
(e)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by us on off-lease vehicles sold by GM at auction.
As a marketing incentive GM may sponsor residual support programs as a way to lower customer monthly payments. Under residual support programs the contractual residual value is adjusted above GMAC’s standard residual rates. GM reimburses us to the extent that remarketing sales proceeds are less than the customer’s contractual residual value. Based on the December 31, 2005 outstanding U.S. operating lease portfolio the amount that we would expect to be paid by GM under these lease residual support programs would be $2.4 billion. These projections would be paid over the remaining life of the lease portfolio (on average approximately 2 years) and are based on the expected remarketing performance of the vehicles. The maximum amount that could be paid under the residual support programs is approximately $4.2 billion and would only be paid in the unlikely event that the proceeds from the entire portfolio of lease assets would be lower than both the contractual residual value and GMAC’s standard residual rates.
In addition to residual support programs GM also participates in a risk sharing arrangement whereby GM shares equally in residual losses to the extent that remarketing proceeds are below GMAC’s standard residual rates (limited to a floor). Based on the

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
December 31, 2005 outstanding U.S. operating lease portfolio, the amount that we would expect to be paid by GM under the risk sharing program is $0.1 billion. The maximum amount that could be paid under the risk sharing arrangements is approximately $1.7 billion and would only be paid in the unlikely event that the proceeds from all outstanding lease vehicles would be lower than GMAC’s standard residual rates. The amounts in the above table represent the amounts paid over the past three years under both the residual support and risk sharing programs.
In addition to the financing arrangements summarized in the foregoing table, GM has a $4 billion revolving line of credit from GMAC that expires in September 2006. This credit line is used for general operating and seasonal working capital purposes and to reduce external liquidity requirements. The maximum outstanding balance on this line during the year was $3.3 billion with no amounts outstanding on this line as of December 31, 2005. The daily average balance drawn by GM on this line of credit was $488 million and $720 million during 2005 and 2004, respectively. Interest income recognized by GMAC on amounts drawn by GM during the year totaled $16 million in 2005 as compared to $22 million and $2 million in 2004 and 2003 respectively. Interest is payable on amounts advanced under the arrangements based on market interest rates, adjusted to reflect the credit rating of GM or GMAC in its capacity as borrower. In addition to this line of credit, GMAC had a similar line of credit with GM that allowed GMAC to draw up to $6 billion. This arrangement expired in December 2005 and was not renewed.

20	Comprehensive Income
Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available for sale securities, foreign currency translation adjustments and cash flow hedging activities. The following table presents the components and annual activity in other comprehensive income:

				Accumulated
	Unrealized gains (losses)			other
	on investment	Translation	Cash flow	comprehensive
Year ended December 31, ($ in millions)	securities (a)	adjustments (b)	hedges	income (loss)

Balance at December 31, 2002	$303	($240)	($158)	($95)
2003 net change	245	300	67	612

Balance at December 31, 2003	548	60	(91)	517
2004 net change	78	306	265	649

Balance at December 31, 2004	626	366	174	1,166
2005 net change	(89)	(295)	46	(338)

Balance at December 31, 2005	$537	$71	$220	$828

(a)	Primarily represents the after-tax difference between the fair value and amortized cost of the available for sale securities portfolio.
(b)	Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar. Net change amounts are net of a tax benefit totaling $35 for the year ended December 31, 2005, and tax expense of $104 and $153 for the years ended December 31, 2004, and 2003, respectively.
The net changes in the following table represent the sum of net unrealized gains (losses) of available for sale securities and net unrealized gains on cash flow hedges with the respective reclassification adjustments. Reclassification adjustments are amounts recognized in net income during the current year and that would have been reported in other comprehensive income in previous years.

Year ended December 31, ($ in millions)	2005	2004	2003

Available for sale securities:
Net unrealized gains (losses) arising during the period, net of taxes (a)	($11)	$125	$199
Reclassification adjustment for net (gains) losses included in net income, net of taxes (b)	(78)	(47)	46

Net change	(89)	78	245

Cash flow hedges:
Net unrealized gains on cash flow hedges, net of taxes (c)	45	264	61
Reclassification adjustment for net losses included in net income, net of taxes (d)	1	1	6

Net change	$46	$265	$67

(a)	Net of tax benefit of $6 for 2005, and tax expense of $67 for 2004 and $109 for 2003.
(b)	Net of tax expense of $42 for 2005 and $25 for 2004, and tax benefit of $25 for 2003.
(c)	Net of tax expense of $23 for 2005, $142 for 2004 and $37 for 2003.
(d)	Net of tax benefit of $1 for 2005, $1 for 2004 and $3 for 2003.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

21	Fair Value of Financial Instruments
We have developed the following fair value estimates by utilization of available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein is based on information available at December 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to December 31, 2005 and 2004 could differ significantly from these amounts. The following describes the methodologies and assumptions used to determine fair value for the respective classes of financial instruments.
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
Debt
The fair value of debt is determined by using quoted market prices for the same or similar issues, if available, or based on the current rates offered to us for debt with similar remaining maturities. Commercial paper, master notes, and demand notes have an original term of less than 270 days and, therefore, the carrying amount of these liabilities is considered to approximate fair value.
Deposits
Deposits represent certain consumer bank deposits as well as mortgage escrow deposits. The fair value of deposits with no stated maturity is equal to their carrying amount. The fair value of fixed-maturity deposits was estimated by discounting cash flows using currently offered rates for deposits of similar maturities.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
The following table presents the carrying and estimated fair value of assets and liabilities considered financial instruments under Statements of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107). Accordingly, certain amounts that are not considered financial instruments are excluded from the table.

	2005		2004

	Carrying	Fair	Carrying	Fair
December 31, ($ in millions)	value	value	value	value

Financial assets
Investment securities	$18,207	$18,207	$14,960	$14,963
Loans held for sale	21,865	21,934	19,934	20,224
Finance receivables and loans, net	181,869	182,166	200,237	200,464
Notes receivable from GM	4,565	4,565	4,921	4,915
Derivative assets	3,000	3,000	9,489	9,489
Financial liabilities
Debt (a)	255,220	246,959	269,678	270,734
Bank deposits and escrows	5,930	5,830	4,230	4,106
Derivative liabilities	2,444	2,444	953	953

(a)	Debt includes deferred interest for zero coupon bonds of $813 and $718 for 2005 and 2004, respectively.
The foregoing table excludes GMAC Commercial Mortgage assets and liabilities held for sale (see Note 1 to our Consolidated Financial Statements for further details). The carrying value and fair value of assets held for sale totaled $19,030 and $19,190, respectively. The carrying value and fair value of liabilities held for sale totaled $10,941 and $10,906, respectively. The fair value estimates were determined using valuation methodologies described in this section.

22	Variable Interest Entities
The following describes the variable interest entities that we have consolidated or in which we have a significant variable interest.
Automotive finance receivables — In certain securitization transactions, we transfer consumer finance receivables and wholesale lines of credit into bank-sponsored multi-seller commercial paper conduits. These conduits provide a funding source to us (as well as other transferors into the conduit) as they fund the purchase of the receivables through the issuance of commercial paper. Total assets outstanding in these bank-sponsored conduits approximated $15.3 billion as of December 31, 2005. While we have variable interest in these conduits, we are not considered to be the primary beneficiary, as we do not retain the majority of the expected losses or returns. Our maximum exposure to loss as a result of our involvement with these non-consolidated variable interest entities is $132 million and would only be incurred in the event of a complete loss on the assets that we transferred.
Mortgage warehouse funding — Our Mortgage operations transfer residential mortgage loans, lending receivables, home equity loans and lines of credit pending permanent sale or securitization through various structured finance arrangements in order to provide funds for the origination and purchase of future loans. These structured finance arrangements include transfers to warehouse funding entities, including GMAC and bank-sponsored commercial paper conduits. Transfers of assets into each facility are accounted for as either sales (off-balance sheet) or secured financings (on-balance sheet) based on the provisions of SFAS 140. However, in either case, creditors of these facilities have no legal recourse to our general credit. Some of these warehouse funding entities represent variable interest entities under FIN 46R.
Management has determined that for certain mortgage warehouse funding facilities, we are the primary beneficiary and, as such, we consolidate the entities in accordance with FIN 46R. The assets of these residential mortgage warehouse entities totaled $7.2 billion at December 31, 2005, the majority of which are included in loans held for sale, in our Consolidated Balance Sheet.
During 2005, the use of the commercial mortgage warehouse entities was terminated. The results of our variable interest analysis indicated that we were the primary beneficiary, and as such, we consolidated the entities in accordance with FIN 46R. The assets in these entities totaled $526 million at December 31, 2004, which are included in loans held for sale, in our Consolidated Balance Sheet. The beneficial interest holders of these variable interest entities do not have legal recourse to our general credit.
Residential mortgage loan alliances — GMAC-RFC has invested in strategic alliances with several mortgage loan originators. These alliances may include common or preferred equity investments, working capital or other subordinated lending, and warrants. In addition to warehouse lending arrangements, management has determined that we do not have the majority of the expected

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
losses or returns and as such, consolidation is not appropriate under FIN 46R. Total assets in these alliances were $139 million at December 31, 2005. Our maximum exposure to loss under these alliances, including commitments to lend additional funds or purchase loans at above-market rates, is $265 million at December 31, 2005.
Construction and real estate lending — We use a special purpose entity to finance construction lending receivables. This special purpose entity purchases and holds the receivables and funds the majority of the purchases through financing obtained from third-party asset-backed commercial paper conduits. The results of our variable interest analysis indicate that we are the primary beneficiary, and as such, we consolidate the entity in accordance with FIN 46R. The assets in this entity totaled $1.6 billion at December 31, 2005, which are included in finance receivables and loans, net of unearned income, in our Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to our general credit.
We have subordinated real estate lending arrangements with certain entities. These entities are created to develop land and construct residential homes. Management has determined that we do not have the majority of the expected losses or returns, and as such, consolidation is not appropriate under FIN 46R. Total assets in these entities were $496 million at December 31, 2005, of which $134 million represents our maximum exposure to loss.
Warehouse lending — We have a facility in which we transfer mortgage warehouse lending receivables to a 100% owned SPE which then sells a senior participation interest in the receivables to an unconsolidated QSPE. The QSPE funds the purchase of the participation interest from the SPE through financing obtained from third-party asset-backed commercial paper conduits. The SPE funds the purchase of the receivables from us with cash obtained from the QSPE, as well as a subordinated loan and/or an equity contribution from us. The senior participation interest sold to the QSPE, and the commercial paper issued are not included in our assets or liabilities in 2004. However, the SPE was restructured in 2005 and the senior participation interest sold and commercial paper issued were included in our Consolidated Balance Sheet at December 31, 2005. Once the receivables have been sold, they may not be purchased by us except in very limited circumstances, such as a breach in representations or warranties. Management has determined that we are the primary beneficiary of the SPE, and as such, consolidates the entity in accordance with FIN 46R. The assets of the SPE totaled $3.5 billion at December 31, 2005, which are included in finance receivables and loans, net of unearned income, in our Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to our general credit.
Collateralized debt obligations (CDOs) — Our Mortgage operations sponsors, purchase subordinate and equity interests in, and serve as collateral manager for CDOs. Under CDO transactions, a trust is established that purchases a portfolio of securities and issues debt and equity certificates, representing interests in the portfolio of assets. In addition to receiving variable compensation for managing the portfolio, we sometimes retain equity investments in the CDOs. The majority of the CDOs sponsored by us were initially structured or have been restructured (with approval by the senior beneficial interest holders) as qualifying special purpose entities, and are therefore exempt from FIN 46R.
We receive an asset management fee for purposes of surveillance of existing collateral performance. In the event that an asset is credit impaired, a call option is triggered whereby we, as collateral manager, may buy the asset out of the pool and sell it to a third-party. The call is triggered only by events that are outside of our control, such as the downgrade by a rating agency of an asset in the pool or in the event more than a specified percentage of mortgage loans underlying a security are greater than 60 days delinquent (or have been liquidated). In the event the conditions under which we can exercise the call option are met, we recognize these assets. In accordance with these provisions, we did not recognize any assets as of December 31, 2005 or 2004.
For the majority of our remaining CDOs, the results of the primary beneficiary analysis support the conclusion that consolidation is not appropriate under FIN 46R, because we do not have the majority of the expected losses or returns. The assets in these CDOs totaled $3.1 billion at December 31, 2005, of which our maximum exposure to loss is $43 million, representing our retained interests in these entities. The maximum exposure to loss would only occur in the unlikely event that there was a complete loss on our retained interests in these entities. In addition, management has determined that for certain CDO entities, we are the primary beneficiary, and as such, we consolidate the entities in accordance with FIN 46R. The assets in these entities totaled $569 million at December 31, 2005, the majority of which are included in investment securities in our Consolidated Balance Sheet. The beneficial interest holders of these variable interest entities do not have legal recourse to our general credit.
Interests in real estate partnerships — Our Commercial Mortgage operations syndicate investments in real estate partnerships to unaffiliated investors, and in certain partnerships, has guaranteed the timely payment of a specified return to those investors. The investors’ returns are principally generated from each partnership’s share of affordable housing tax credits and tax losses derived from the partnership’s investments in entities which develop own, and operate affordable housing properties throughout the United States. These entities are considered VIE’s under FIN 46R. The determination of whether we are the primary beneficiary of a given tax credit fund depends on many factors, including the number of limited partners and the rights and obligations of the general and limited partners in that fund.
We have variable interests in the underlying operating partnerships (primarily in the form of limited partnership interests). The results

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
of our variable interest analysis indicated that we are not the primary beneficiary of some of these partnerships and, as a result, are not required to consolidate these entities under FIN 46R. Assets outstanding in these underlying operating partnerships approximated $6.5 billion at December 31, 2005. Our maximum exposure to loss related to these partnerships is $682 million. In addition, management has determined that for certain partnerships, we are the primary beneficiary, and as such, we consolidate the partnerships in accordance with FIN 46R. The impact of this consolidation resulted in an increase to our assets totaling $452 million at December 31, 2005, which are included in the reporting segment held for sale in our Consolidated Balance Sheet. This consolidation did not impact reported net income. Real estate held as collateral for these entities totaled $252 million at December 31, 2005. The beneficial interest holders of these variable interest entities do not have legal recourse to our general credit.
We hold variable interests in syndicated affordable housing partnerships where we provide unaffiliated investors with a guaranteed yield on their investment. These partnerships are reflected in the reporting segment held for sale in our Consolidated Balance Sheet under the financing method in accordance with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (SFAS 66). Our exposure to loss at December 31, 2005, was $1.4 billion representing the $1.0 billion financing liability reflected in our Consolidated Balance Sheet, (i.e., real estate syndication proceeds) as well as $0.4 billion in additional unpaid equity installments. The maximum exposure amount represents the amount payable to investors in the event of liquidation of the partnerships. Our exposure to loss increases as unaffiliated investors place additional guaranteed commitments with us, and decreases as tax benefits are delivered to the investors. Considering such committed amounts, our exposure to loss in future periods is not expected to exceed $1.9 billion.
New market tax credit funds — We syndicate and manage investments in partnerships that make investments, typically mortgage loans that, in turn, qualify the partnerships to earn New Markets Tax Credits. New Markets Tax Credits permit taxpayers to receive a Federal income tax credit for making qualified equity investments in community development entities. For one particular tax credit fund, management has determined that we do not have the majority of the expected losses or returns, and as such, consolidation is not appropriate under FIN 46R. The assets in these investments totaled $62 million at December 31, 2005, of which $41 million represents our maximum exposure to loss. In addition to this entity, management has determined that for other tax credit funds, we are the primary beneficiary and, as such, we consolidate these entities in accordance with FIN 46R. The impact of this consolidation resulted in an increase to our assets totaling $206 million at December 31, 2005, which are included in reporting segment held for sale in our Consolidated Balance Sheet. The beneficial interest holders of these variable interest entities do not have legal recourse to our general credit.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

23	Segment and Geographic Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. Financial information for our reportable operating segments is summarized as follows:
Reporting Segments

	Financing operations (a)		Mortgage operations

	North				GMAC
Year ended December 31,	American	International	GMAC	GMAC-	Commercial
($ in millions)	Operations (b)	Operations (b)	Residential	RFC	Mortgage	Insurance	Other (c)	Consolidated

2005
Net revenue before provision for credit losses	$4,465	$1,432	$38	$1,329	$112	$—	$1,008	$8,384
Provision for credit losses	(313)	(102)	(3)	(623)	(40)	—	(4)	(1,085)
Other revenue	2,779	844	1,908	1,573	1,283	4,259	(738)	11,908

Total net revenue	6,931	2,174	1,943	2,279	1,355	4,259	266	19,207
Goodwill impairment	—	—	—	—	64	—	648	712
Noninterest expense	5,987	1,608	1,421	1,183	894	3,627	176	14,896

Income before income tax expense	944	566	522	1,096	397	632	(558)	3,599
Income tax expense (benefit)	341	158	222	381	107	215	(219)	1,205

Net income (loss)	$603	$408	$300	$715	$290	$417	($339)	$2,394

Total assets	$165,050	$30,066	$23,269	$93,672	$19,030	$12,624	($23,195)	$320,516

2004
Net revenue before provision for credit losses	$5,971	$1,505	$262	$2,167	$84	$—	$817	$10,806
Provision for credit losses	(814)	(145)	5	(983)	—	—	(16)	(1,953)
Other revenue	2,218	706	1,457	970	1,014	3,983	(534)	9,814

Total net revenue	7,375	2,066	1,724	2,154	1,098	3,983	267	18,667
Noninterest expense	5,972	1,499	1,223	1,148	823	3,497	158	14,320

Income before income tax expense	1,403	567	501	1,006	275	486	109	4,347
Income tax expense	409	152	226	377	71	157	42	1,434

Net income	$994	$415	$275	$629	$204	$329	$67	$2,913

Total assets	$192,207	$33,495	$15,235	$78,706	$15,670	$11,744	($22,918)	$324,139

2003
Net revenue before provision for credit losses	$6,597	$1,414	$95	$1,448	$225	$—	$839	$10,618
Provision for credit losses	(1,045)	(185)	(20)	(420)	3	—	(54)	(1,721)
Other revenue	2,250	523	1,798	889	1,144	3,464	(546)	9,522

Total net revenue	7,802	1,752	1,873	1,917	1,372	3,464	239	18,419
Noninterest expense	6,189	1,314	1,282	1,065	858	3,186	141	14,035

Income before income tax expense	1,613	438	591	852	514	278	98	4,384
Income tax expense	594	159	217	314	172	99	36	1,591

Net income	$1,019	$279	$374	$538	$342	$179	$62	$2,793

Total assets	$191,658	$27,105	$10,205	$60,084	$15,193	$10,340	($26,422)	$288,163

(a)	Financing operations in the MD&A also includes our Commercial Finance Group, which is a separate operating segment and therefore, is included in Other.
(b)	North American Operations consists of automotive financing in the U.S. and Canada. International Operations consists of automotive financing and full service leasing in all other countries and Puerto Rico.
(c)	Represents our Commercial Finance Group, certain corporate activities related to the Mortgage Group, reclassifications and eliminations between the reporting segments. At December 31, 2005, total assets were $7.0 billion for the Commercial Finance Group, $1.7 billion for the corporate activities of the Mortgage Group and ($31.9) billion in eliminations.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
Information concerning principal geographic areas was as follows:
Geographic Information

			Income before		Long-lived
Year ended December 31, ($ in millions)	Revenue (a)	Expense (b)	income taxes	Net income	assets (c)

2005
Canada	$1,881	$1,687	$194	$108	$7,784
Europe	2,285	1,809	476	329	2,125
Latin America	947	520	427	330	115
Asia-Pacific	302	198	104	74	201

Total foreign	5,415	4,214	1,201	841	10,225
Total domestic	13,792	11,394	2,398	1,553	22,740

Total	$19,207	$15,608	$3,599	$2,394	$32,965

2004
Canada	$1,552	$1,258	$294	$194	$5,908
Europe	2,127	1,713	414	305	2,193
Latin America	768	456	312	226	86
Asia-Pacific	309	187	122	95	265

Total foreign	4,756	3,614	1,142	820	8,452
Total domestic	13,911	10,706	3,205	2,093	19,475

Total	$18,667	$14,320	$4,347	$2,913	$27,927

2003
Canada	$1,189	$966	$223	$159	$4,464
Europe	1,800	1,465	335	209	1,929
Latin America	603	356	247	170	61
Asia-Pacific	365	258	107	103	224

Total foreign	3,957	3,045	912	641	6,678
Total domestic	14,462	10,990	3,472	2,152	19,085

Total	$18,419	$14,035	$4,384	$2,793	$25,763

(a)	Revenue consists of total net revenue as presented in our Consolidated Statement of Income.
(b)	Expense is composed of total expense as presented in our Consolidated Statement of Income.
(c)	Primarily consists of net operating leases assets and net property and equipment. At December 31, 2005, $76 million of GMAC Commercial Mortgage long-lived assets were transferred to reporting segment held for sale in our Consolidated Balance Sheet. Refer to Note 1 to our Consolidated Financial Statements.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation

24	Guarantees, Commitments, Contingencies and Other Risks
Guarantees
Guarantees are defined as contracts or indemnification agreements that contingently require us to make payments to third parties based on changes in an underlying agreement that is related to a guaranteed party. The following summarizes our outstanding guarantees made to third parties, including Commercial Mortgage which has been classified as reporting segment held for sale in our Consolidated Balance Sheet, for the periods indicated:

	2005		2004

		Carrying value		Carrying value
December 31, ($ in millions)	Maximum liability	of liability	Maximum liability	of liability

Agency/construction lending	$847	$2	$964	$3
Standby letters of credit	135	3	231	1
Securitization and sales:
Agency/loans sold with recourse	977	19	648	6
Commercial mortgage securitizations	1,136	—	1,210	1
HLTV and international securitizations	205	1	450	11
Mortgage-related securities	—	—	31	29
Agency loan program	6,196	—	4,711	—
Guarantees for repayment of third-party debt	393	—	212	3
Repurchase guarantees	256	—	—	—
Other guarantees	108	3	136	—

Agency/construction lending — We have guaranteed repayment of principal and interest on certain construction loans through our Commercial Mortgage operations. Additionally, guarantees are issued on long-term fixed rate agency loans. Losses would be incurred in the event of default of the underlying construction loans. These guarantees have expiration dates that range from 2006 through 2009. No collateral was pledged with respect to these guarantees at December 31, 2005 or 2004.
Standby letters of credit — Our Financing operations (primarily through our Commercial Finance Group) issues financial standby letters of credit to customers that represent irrevocable guarantees of payment of specified financial obligations (typically to client’s suppliers). In addition, our Mortgage operations issues financial standby letters of credit as part of its warehouse and construction lending activities. Expiration dates on the letters of credit range from 2006 to ongoing commitments, and are generally collateralized by assets of the client (trade receivables, cash deposits, etc.).
Agency/loans sold with recourse — Our Commercial Mortgage operations guarantee loans sold with recourse. Guarantees represent exposure on loans sold with recourse and subject to first loss position. Losses would be incurred in the event of default of the underlying loans. These guarantees have expiration dates that range from 2006 through 2036. No collateral was pledged with respect to these guarantees at December 31, 2005 or 2004.
Commercial mortgage securitizations — Through our Commercial Mortgage operations we have guaranteed repayment of principal and interest associated with certain commercial mortgage loan securitization transactions. Securities issued as a result of these securitization transactions were credit enhanced by an AAA rated insurer and we have issued a guarantee to the insurer for a portion of the guaranteed bonds. We have also retained an investment in these securitizations that is subordinate to these guarantees. Guarantee losses would be incurred in the event that losses on the underlying collateral exceed our subordinated investment. Certain guarantees have expiration dates that range from 2006 to 2037. Other guarantees have initial terms of 18 months, with automatic annual renewals thereafter. Collateral totaling $134 million and $110 million was pledged with respect to certain of these guarantees at December 31, 2005 and 2004, respectively. Expiration dates range from 2006 to 2037.
High loan-to-value (HLTV) and international securitizations — Our residential mortgage operations have entered into agreements to provide credit loss protection for certain HLTV and international securitization transactions. The maximum potential obligation for certain agreements is equal to the lesser of a specified percentage of the original loan pool balance or a specified percentage of the current loan pool balance. We are required to perform on our guaranty obligation when the bond insurer makes a payment under the bond insurance policy. We pledged mortgage loans held for sale totaling $53 million and $97 million and cash of $43 million and $58 million as collateral for these obligations as of December 31, 2005 and 2004, respectively. For certain other HLTV securitizations, the maximum obligation is equivalent to the pledged collateral amount. We pledged mortgage loans held for sale totaling $70 million and $133 million as collateral for these obligations as of December 31, 2005 and 2004, respectively. The event which will require us to perform on our guaranty obligation

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
occurs when the security credit enhancements are exhausted and losses are passed through to over the counter dealers. The guarantees terminate the first calendar month during which the aggregate note amount is reduced to zero.
Mortgage-related securities — GMAC-RFC had contingent obligations related to prepayment risk on sales of certain mortgage-related securities. For the year ended December 31, 2004, the obligation required payment of remaining principal upon maturity of senior classes of issued securities and was capped at $31 million with this cap decreasing as the underlying securities were paid down. This obligation matured and was paid in January 2005.
Agency loan program — Our Mortgage operations deliver loans to certain agencies that allow streamlined loan processing and limited documentation requirements. In the event any loans delivered under these programs reach a specified delinquency status, we may be required to provide certain documentation or, in some cases, repurchase the loan or indemnify the investors for any losses sustained. Each program includes termination features whereby once the loan has performed satisfactorily for a specified period of time we are no longer obligated under the program. The maximum liability represents the principal balance for loans sold under these programs.
Guarantees for repayment of third-party debt — Under certain arrangements, we guarantee the repayment of third-party debt obligations in the case of default. Some of these guarantees are collateralized by letters of credit.
Our Commercial Finance Group provides credit protection to third parties which guarantee payment of specified financial obligations of the third parties customers, without purchasing such obligations.
Repurchase guarantees — Our Mortgage operations have issued repurchase guarantees to buyers of certain mortgage loans whereby in the event that a closing condition or document deficiency is identified by an investor after the closing, we may be required to indemnify the investor in the event that the loan becomes delinquent.
Other guarantees — We have other standard indemnification clauses in certain of our funding arrangements that would require us to pay lenders for increased costs resulting from certain changes in laws or regulations. Since any changes would be dictated by legislative and regulatory actions, which are inherently unpredictable, we are not able to estimate a maximum exposure under these arrangements. To date, we have not made any payments under these indemnification clauses.
Our Mortgage operations have guaranteed certain amounts related to servicing advances, set-aside letters and credit enhancement and performance guarantees.
In connection with certain asset sales and securitization transactions, we typically deliver standard representations and warranties to the purchaser regarding the characteristics of the underlying transferred assets. These representations and warranties conform to specific guidelines, which are customary in securitization transactions. These clauses are intended to ensure that the terms and conditions of the sales contracts are met upon transfer of the asset. Prior to any sale or securitization transaction, we perform due diligence with respect to the assets to be included in the sale to ensure that they meet the purchaser’s requirements, as expressed in the representations and warranties. Due to these procedures, we believe that the potential for loss under these arrangements is remote. Accordingly, no liability is reflected in our Consolidated Balance Sheet related to these potential obligations. The maximum potential amount of future payments we could be required to make would be equal to the current balances of all assets subject to such securitization or sale activities. We do not monitor the total value of assets historically transferred to securitization vehicles or through other asset sales. Therefore, we are unable to develop an estimate of the maximum payout under these representations and warranties.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
Commitments
Financing Commitments
The contract amount and gain and loss positions of financial commitments were as follows:

	2005			2004

	Contract	Gain	Loss	Contract	Gain	Loss
December 31, ($ in millions)	amount	position	position	amount	position	position

Commitments to:
Originate/purchase mortgages or securities (a)	$16,560	$42	($4)	$13,865	$9	($26)
Sell mortgages or securities (a)	11,592	4	(28)	11,823	6	(10)
Remit excess cash flows on certain loan portfolios (b)	4,305	—	(39)	4,335	19	—
Fund construction lending (c)	2,387	—	—	2,702	—	—
Sell retail automotive receivables (d)	33,000	—	—	2,000	—	—
Provide capital to equity method investees (e)	1,038	—	—	487	—	—
Unused mortgage lending commitments (f)	16,097	—	—	15,519	—	—
Unused revolving credit line commitments (g)	7,390	—	—	6,721	—	—

(a)	The fair value is estimated using published market information associated with commitments to sell similar instruments. Included as of December 31, 2005 and 2004 are commitments accounted for as derivatives with a contract amount of $25,670 and $24,832, a gain position of $46 and $33 and a loss position of $71 and $35, respectively.
(b)	Under certain residential mortgage purchase agreements, we are committed to remitting to its shared execution partners’ cash flows that exceed a required rate of return less credit loss reimbursements to the mortgage originators. This commitment is accounted for as a derivative.
(c)	We are committed to fund the completion of the development of certain lots and model homes up to the amount of the agreed upon amount per project.
(d)	We have entered into agreements with third-party banks to sell automotive retail receivables in which we transfer all credit risk to the purchaser (whole loan sales).
(e)	We are committed to lend equity capital to certain private equity funds. The fair value of these commitments is considered in the overall valuation of the underlying assets with which they are associated.

(f)	The fair value of these commitments is considered in the overall valuation of the related assets.

(g)	The unused portions of revolving lines of credit reset at prevailing market rates, and as such, approximate market value.
The mortgage lending and revolving credit line commitments contain an element of credit risk. Management reduces its credit risk for unused mortgage lending and unused revolving credit line commitments by applying the same credit policies in making commitments as it does for extending loans. We typically require collateral as these commitments are drawn.
Lease Commitments
Future minimum rental payments required under operating leases, primarily for real property, with noncancelable lease terms that expire after December 31, 2005, were as follows:

Year ended December 31, ($ in millions)

2006	$201
2007	171
2008	133
2009	93
2010	68
2011 and thereafter	158

Total minimum payment required	$824

Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $224 million, $230 million and $230 million in 2005, 2004 and 2003, respectively.
Contractual Commitments — We have entered into multiple agreements for information technology, marketing and advertising, and voice and communication technology and maintenance. Many of the agreements are subject to variable price provisions, fixed or minimum price provisions, and termination or renewal provisions. Future payment obligations under these agreements totaled $231 million and are due as follows: $141 million in 2006, $77 million in 2007 and 2008, $13 million in 2009 and 2010, and $0 million after 2011.
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
The following table presents an analysis of activity in unearned service revenue.

Year ended December 31, ($ in millions)	2005	2004

Balance at beginning of year	$2,723	$2,042
Written service contract revenue	1,345	1,375
Earned service contract revenue	(909)	(694)

Balance at end of year	$3,159	$2,723

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
Legal Contingencies
We are subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against it.
We are named as defendants in a number of legal actions, and from time to time involved in governmental proceedings arising in connection with our respective businesses. Some of the pending actions purport to be class actions. We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, it is the opinion of management that the eventual outcome of the actions against us will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of a legal matter, if unfavorable, may be material to our consolidated financial condition, results of operations or cash flows.
Other Contingencies
We are subject to potential liability under various other exposures including tax, non-recourse loans, self-insurance, and other miscellaneous contingencies. We establish reserves for these contingencies when the item becomes probable and the costs can be reasonably estimated. The actual costs of resolving these items may be substantially higher or lower than the amounts reserved for any one item. Based on information currently available, it is the opinion of management that the eventual outcome of these items will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
Other Risks
Loans Sold with Recourse
Our outstanding recourse obligations were as follows:

December 31, ($ in millions)	2005	2004

Loans sold with recourse	$5,622	$3,449
Maximum exposure on loans sold with recourse (a):
Full exposure	976	611
Limited exposure	142	53

Total exposure	$1,118	$664

(a)	Maximum recourse exposure is net of amounts reinsured with third parties totaling $1 and $1 at December 31, 2005 and 2004, respectively. Loss reserves, included in other liabilities, related to loans sold with recourse totaled $11 and $7 at December 31, 2005 and 2004, respectively.
Concentrations
Our primary business is to provide vehicle financing for GM products to GM dealers and their customers. Wholesale and dealer loan financing relates primarily to GM dealers, with collateral consisting of primarily GM vehicles (for wholesale) and GM dealership property (for loans). For wholesale financing, we are also provided further protection by GM factory repurchase programs. Retail installment contracts and operating lease assets relate primarily to the secured sale and lease, respectively, of vehicles (primarily GM). Any protracted reduction or suspension of GM’s production or sale of vehicles, resulting from a decline in demand, work stoppage, governmental action, or any other event, could have a substantial adverse effect on us. Conversely, an increase in production or a significant marketing program could positively impact our results.
The majority of our finance receivables and loans and operating lease assets are geographically diversified throughout the United States. Outside the United States, finance receivables and loans and operating lease assets are concentrated in Canada, Europe (primarily Germany, the United Kingdom and Italy), Australia, Mexico and Brazil.
Our Insurance operations have a concentration of credit risk related to loss and loss adjustment expenses and prepaid reinsurance ceded to certain state insurance funds. Michigan insurance law and our large market share in North Carolina, result in credit exposure to the Michigan Catastrophic Claims Association and the North Carolina Reinsurance Facility totaling $782 million and $784 million at December 31, 2005 and 2004, respectively.
Credit Concentration
We originate and purchase residential mortgage loans that have contractual features that may increase our exposure to credit risk and thereby result in a concentration of credit risk. These mortgage loans include loans that may subject borrowers to significant future payment increases, create the potential for negative amortization of the principal balance or result in high loan-to-value ratios. These loan products include interest only mortgages, option adjustable rate mortgages, high loan-to-value mortgage loans and teaser rate mortgages. Our total loan production related to these products and our combined exposure related to these products recorded in finance receivables and loans and loans held for sale (unpaid principal balance) for the

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
years ended and as of December 31, 2005 and 2004 is summarized as follows:

			Unpaid Principal
	Loan Production		as of
	For the Year		December 31,

(In millions)	2005	2004	2005	2004

Interest only mortgages	$43,298	$15,782	$19,361	$8,375
Option adjustable rate mortgages	5,077	6	1,114	12
High loan-to-value (100% or more) mortgages	6,610	9,473	13,364	15,076
Below market initial rate (teaser) mortgages	537	638	411	704
Mezzanine loans (characterized by high LTV, IO payments, and deferred interest)	65	216	154	142

•	Interest-only mortgages — Allow interest-only payments for a fixed period of time. At the end of the interest-only period, the loan payment includes principal payments and increases significantly. The borrower’s new payment once the loan becomes amortizing (i.e., includes principal payments) will be greater than if the borrower had been making principal payments since the origination of the loan.

•	Option adjustable rate mortgages — Permit a variety of repayment options. The repayment options include minimum, interest-only, fully amortizing 30-year and fully amortizing 15-year payments. The minimum payment option sets the monthly payment at the initial interest rate for the first year of the loan. The interest rate resets after the first year, but the borrower can continue to make the minimum payment. The interest-only option sets the monthly payment at the amount of interest due on the loan. If the interest-only option payment would be less than the minimum payment, the interest-only option is not available to the borrower. Under the fully amortizing 30-year and 15-year payment options, the borrower’s monthly payment is set based on the interest rate, loan balance and remaining loan term.

•	High loan-to-value mortgages — Defined as first-lien loans with loan-to-value ratios in excess of 100%, or second-lien loans that when combined with the underlying first-lien mortgage loan result in a loan-to-value ratio in excess of 100%.

•	Below market rate mortgages — Contain contractual features that limit the initial interest rate to a below market interest rate for a specified time period with an increase to a market interest rate in a future period. The increase to the market interest rate could result in a significant increase in the borrower’s monthly payment amount.

•	Mezzanine loans — Represents a hybrid of debt and equity financing from our Commercial Mortgage operations. Mezzanine financing is typically used to finance the expansion of existing companies, and it is basically debt capital that gives the lender the rights to convert to an ownership or equity interest in the company if the loan is not paid back in time and in full. It is generally subordinated to debt provided by senior lenders such as banks and venture capital companies.
All of the mortgage loans we originate and most of the mortgages we purchase (including the higher risk loans in the preceding table) are subject to our underwriting guidelines and loan origination standards. This includes guidelines and standards that we have tailored for these products and include a variety of factors, including the borrower’s capacity to repay the loan, their credit history and the characteristics of the loan, including certain characteristics summarized in the table that may increase our credit risk. When we purchase mortgage loans from correspondent lenders, we either re-underwrite the loan prior to purchase or delegate underwriting responsibility to the correspondent originating the loan. We believe our underwriting procedures adequately consider the unique risks which may come from these products. We conduct a variety of quality control procedures and periodic audits to ensure compliance with our origination standards, including our criteria for lending and legal requirements. We leverage technology in performing both our underwriting process and our quality control procedures.
Capital Requirements
Various of our international subsidiaries are subject to regulatory and other requirements of the jurisdictions in which they operate. These entities operate either as a bank or a regulated finance company in the local market. The regulatory restrictions primarily dictate that these subsidiaries meet certain minimum capital requirements, restrict dividend distributions and require that some assets be restricted. To date, compliance with these various regulations has not had a materially adverse effect on our financial position, results of operations or cash flows. Total assets in these entities approximated $12.9 billion and $13.3 billion as of December 31, 2005 and 2004, respectively.
We also have certain subsidiaries of our Mortgage operations and North American Automotive Financing operations that operate as depository institutions in the United States which are subject to minimum aggregate capital requirements, and other subsidiaries that are required to maintain regulatory capital requirements under agreements with Freddie Mac, Fannie Mae, Ginnie Mae, the Department of Housing and Urban Development, Utah State Department of Financial Institutions and the Federal Deposit Insurance Corporation (FDIC). Assets in the depository institutions totaled $16.9 billion and $7.5 billion at December 31, 2005 and 2004, respectively. Deposits in the entities are insured by the FDIC. As of December 31, 2005, we have met all regulatory requirements and were in compliance with the minimum capital requirements.

Notes to Consolidated Financial Statements
General Motors Acceptance Corporation
GMAC Insurance is subject to certain minimum aggregated capital requirements, restricted net assets, and restricted dividend distributions under applicable state insurance law, the National Association of Securities Dealers, the Financial Services Authority in England, the Office of the Superintendent of Financial Institution of Canada, and the National Insurance and Bonding Commission of Mexico. To date, compliance with these various regulations has not had a materially adverse effect on our financial condition, results of operations or cash flows.
Under the various state insurance regulations, dividend distributions may be made only from statutory unassigned surplus, and the state regulatory authorities must approve such distributions if they exceed certain statutory limitations. Based on the December 31, 2005 statutory policyholders’ surplus, the maximum dividend that could be paid by the insurance subsidiaries over the next twelve months without prior statutory approval approximates $313 million.

25	Subsequent Events
On January 4, 2006, our Insurance operations completed the previously announced acquisition of MEEMIC Insurance Company for $325 million. MEEMIC Insurance Company is a leading provider of personal auto coverage in Michigan and its business is therefore complementary to that of GMAC Insurance.
On March 23, 2006, we sold approximately 78 percent of our equity in GMAC Commercial Mortgage for approximately $1.5 billion in cash. At the closing, GMAC Commercial Mortgage also repaid to us approximately $7.3 billion of intercompany loans, bringing our total cash proceeds to $8.8 billion. At the closing, GMAC Commercial Mortgage changed its name to Capmark Financial Group Inc. (Capmark). Additionally, we will also invest an additional $250 million in Capmark trust preferred stock. Our remaining interest in GMAC Commercial Mortgage will be reflected as an equity method investment.

Supplementary Financial Data
General Motors Acceptance Corporation

Summary of Consolidated Quarterly Earnings (unaudited)

	First	Second	Third	Fourth
Year ended December 31, 2005 ($ in millions)

Total financing revenue	$5,188	$5,317	$5,324	$5,485
Interest and discount expense	3,001	3,050	3,320	3,559
Provision for credit losses	329	201	385	170
Total net revenue	4,699	4,850	4,907	4,751
Net income	$728	$816	$675	$175	(a)

(a)	Decline in fourth quarter 2005 net income primarily relates to goodwill impairments taken at our Commercial Finance
Group operating segment and our Commercial Mortgage reporting segment. Refer to Note 12 to our Consolidated
Financial Statements for further details.

	First	Second	Third	Fourth
Year ended December 31, 2004 ($ in millions)

Total financing revenue	$4,934	$5,058	$5,048	$5,301
Interest and discount expense	2,223	2,253	2,398	2,661
Provision for credit losses	484	413	548	508
Total net revenue	4,653	4,791	4,583	4,640
Net income	$764	$846	$620	$683

Restatement of Interim Cash Flow Information (unaudited)
As we were preparing the Form 10-K, it was discovered that cash outflows related to certain mortgage loan originations and purchases were not appropriately classified as either operating cash flows or investing cash flows consistent with our original designation as loans held for sale or loans held for investment. In addition, proceeds from sales and repayments related to certain mortgage loans, which initially were classified as mortgage loans held for investment and subsequently transferred to mortgage loans held for sale, were reported as operating cash flows instead of investing cash flows in our Consolidated Statement of Cash Flows, as required by Statement of Financial Accounting Standards No. 102 Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. Finally, certain non-cash proceeds and transfers were not appropriately presented in the Consolidated Statement of Cash Flows or the supplemental disclosure to the Consolidated Statement of Cash Flows.
These matters impacted the Consolidated Statement of Cash Flows for the years ended December 31, 2004 and 2003 and the three, six and nine month periods included in our quarterly reports on Form 10-Q for the quarterly periods ended March 31, June 30, and September 30, 2005 and 2004, respectively. We have restated our Consolidated Statement of Cash Flows for the years ended December 31, 2004 and 2003 within this Form 10-K. We also intend to restate the Consolidated Statement of Cash Flows for the three, six and nine month periods included in our previously filed quarterly reports on Form 10-Q for the quarterly periods ended March 31, June 30, and September 30, 2005 and 2004, respectively.
The restatement of this information does not change total cash and cash equivalents reflected in any of the previously reported Consolidated Statement of Cash Flows. Furthermore, the restatement has no effect on our Consolidated Statement of Income, Consolidated Balance Sheet or Consolidated Statement of Changes in Stockholder’s Equity for any period during 2005, 2004 or 2003. The annual cash flows on the aforementioned mortgage loans have been properly classified in our Consolidated Statement of Cash Flows for the year ended December 31, 2005 and for the restated years ended December 31, 2004 and 2003.
The following comparative table presents the corrected cash flow amounts for the applicable periods in 2005 and 2004:

Nine Months Ended September 30,
($ in millions)	2005	2004

Net cash provided by (used in) operating activities
As previously reported	($220)	$8,039
As restated	(10,895)	5,438
Net cash provided by (used in) investing activities
As previously reported	4,180	(20,360)
As restated	14,855	(17,759)
Net cash provided by financing activities
As previously reported	(4,768)	18,737
As restated	(4,768)	18,737

Supplementary Financial Data
General Motors Acceptance Corporation

Six Months Ended June 30,	2005	2004
($ in millions)

Net cash provided by (used in) operating activities
As previously reported	$44	$5,414
As restated	(4,226)	4,573
Net cash provided by (used in) investing activities
As previously reported	5,202	(18,664)
As restated	9,472	(17,823)
Net cash provided by financing activities
As previously reported	(8,112)	11,957
As restated	(8,112)	11,957

Three Months Ended March 31,	2005	2004
($ in millions)

Net cash provided by (used in) operating activities
As previously reported	($4,718)	$1,674
As restated	(6,729)	1,111
Net cash provided by (used in) investing activities
As previously reported	2,515	(12,600)
As restated	4,526	(12,037)
Net cash provided by financing activities
As previously reported	(4,379)	10,165
As restated	(4,379)	10,165

Refer to Item 9A of this Form 10-K filed with the Securities and Exchange Commission corresponding to the year ended December 31, 2005, for information on the Corporation’s Disclosure Controls and Procedures and on Internal Control over Financial Reporting. Also refer to Management’s Report on Internal Control over Financial Reporting included in this Form 10-K.