Form 10-Q
period 2006-03-31
GENERAL MOTORS ACCEPTANCE CORP
filed 2006-05-08
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission file number: 1-3754
GENERAL MOTORS ACCEPTANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-0572512 (I.R.S. Employer Identification No.)
200 Renaissance Center
P.O. Box 200 Detroit, Michigan
48265-2000
(Address of principal executive offices)
(Zip Code)
(313) 556-5000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as these terms are defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer [ ]     Accelerated filer [ ]     Non-accelerated filer [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [X]
As of May 8, 2006, there were outstanding 10 shares of the issuer’s $.10 par value common stock.
Reduced Disclosure Format
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

INDEX
General Motors Acceptance Corporation

		Page

Part I — Financial Information
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statement of Income for the Three Months Ended March 31, 2006 and 2005	3
	Condensed Consolidated Balance Sheet as of March 31, 2006 and December 31, 2005	4
	Condensed Consolidated Statement of Changes in Stockholder’s Equity for the Three Months Ended March 31, 2006 and 2005	5
	Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2006 and 2005	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4.	Controls and Procedures	38
Part II — Other Information
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	41
Item 6.	Exhibits	41

Signatures		42
Index of Exhibits		43
Computation of Ratio of Earnings to Fixed Charges
Section 302 Certification of Principal Executive Officer
Section 302 Certification of Principal Financial Officer
Section 906 Certification of Principal Executive Officer & Principal Financial Officer

*	Item is omitted pursuant to the reduced disclosure format, as set forth on the cover page of this filing.

Condensed Consolidated Statement of Income (unaudited)
General Motors Acceptance Corporation

Three months ended March 31, ($ in millions)	2006	2005

Revenue
Consumer	$2,566	$2,519
Commercial	726	623
Loans held for sale	481	381
Operating leases	1,929	1,665

Total revenue	5,702	5,188
Interest and discount expense	3,562	3,001

Net revenue before provision for credit losses	2,140	2,187
Provision for credit losses	135	329

Net revenue	2,005	1,858
Insurance premiums and service revenue earned	1,010	920
Mortgage banking income	584	695
Investment income	258	250
Other income	1,059	976

Total net revenue	4,916	4,699
Expense
Depreciation expense on operating lease assets	1,440	1,270
Compensation and benefits expense	718	811
Insurance losses and loss adjustment expenses	597	589
Other operating expenses	1,173	926

Total noninterest expense	3,928	3,596
Income before income tax expense	988	1,103
Income tax expense	316	375

Net income	$672	$728

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
General Motors Acceptance Corporation

	March 31,	December 31,
(in millions)	2006	2005

Assets
Cash and cash equivalents	$17,352	$15,424
Investment securities	18,269	18,207
Loans held for sale	18,171	21,865
Reporting segment held for sale	—	19,030
Finance receivables and loans, net of unearned income
Consumer	139,395	140,411
Commercial	44,770	44,574
Allowance for credit losses	(2,911)	(3,116)

Total finance receivables and loans, net	181,254	181,869
Investment in operating leases, net	32,567	31,211
Notes receivable from General Motors	4,785	4,565
Mortgage servicing rights	4,526	4,015
Premiums and other insurance receivables	2,116	1,873
Other assets	24,765	22,457

Total assets	$303,805	$320,516

Liabilities
Debt
Unsecured	$121,654	$133,269
Secured	124,287	121,138

Total debt	245,941	254,407
Interest payable	2,829	3,057
Liabilities related to reporting segment held for sale	—	10,941
Unearned insurance premiums and service revenue	5,210	5,054
Reserves for insurance losses and loss adjustment expenses	2,725	2,534
Accrued expenses and other liabilities	20,032	18,381
Deferred income taxes	4,529	4,364

Total liabilities	281,266	298,738
Stockholder’s equity
Common stock, $.10 par value (10,000 shares authorized, 10 shares issued and outstanding) and paid-in capital	5,760	5,760
Retained earnings	15,849	15,190
Accumulated other comprehensive income	930	828

Total stockholder’s equity	22,539	21,778

Total liabilities and stockholder’s equity	$303,805	$320,516

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statement of Changes in
Stockholder’s Equity (unaudited)
General Motors Acceptance Corporation

Three months ended March 31, ($ in millions)	2006	2005

Common stock and paid-in capital
Balance at beginning of year and at March 31,	$5,760	$5,760

Retained earnings
Balance at beginning of year	15,190	15,491
Net income	672	728
Cumulative effect of a change in accounting principle, net of income taxes		—
Transfer of unrealized loss for certain available for sale securities to trading securities	(17)	—
Recognize mortgage servicing rights at fair value	4	—
Dividends paid	—	(500)

Balance at March 31,	15,849	15,719

Accumulated other comprehensive income (loss)
Balance at beginning of year	828	1,166
Other comprehensive income (loss)	85	(177)
Transfer of unrealized loss for certain available for sale securities to trading securities	17	—

Balance at March 31,	930	989

Total stockholder’s equity
Balance at beginning of year	21,778	22,417
Net income	672	728
Recognize mortgage servicing rights at fair value	4	—
Dividends paid	—	(500)
Other comprehensive income (loss)	85	(177)

Total stockholder’s equity at March 31,	$22,539	$22,468

Comprehensive income
Net income	$672	$728
Other comprehensive income (loss)	85	(177)
Recognize mortgage servicing rights at fair value	4	—

Comprehensive income	$761	$551

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
General Motors Acceptance Corporation

Three months ended March 31, ($ in millions)	2006	2005

Operating activities
Net cash used in operating activities	($1,978)	($6,729)

Investing activities
Purchases of available for sale securities	(5,399)	(6,041)
Proceeds from sales of available for sale securities	1,290	1,230
Proceeds from maturities of available for sale securities	3,618	1,901
Net increase in finance receivables and loans	(24,943)	(19,253)
Proceeds from sales of finance receivables and loans	32,782	29,681
Purchases of operating lease assets	(4,524)	(3,672)
Disposals of operating lease assets	1,625	1,395
Change in notes receivable from General Motors	(206)	1,450
Purchases of mortgage servicing rights, net	(56)	(104)
Acquisitions of subsidiaries, net of cash acquired	(322)	—
Proceeds from sale of business units, net (a)	7,943	—
Other, net (b)	(801)	(2,061)

Net cash provided by investing activities	11,007	4,526

Financing activities
Net change in short-term debt	(5,567)	150
Proceeds from issuance of long-term debt	23,766	10,532
Repayments of long-term debt	(26,749)	(16,127)
Other financing activities	1,081	1,566
Dividends paid	—	(500)

Net cash used in financing activities	(7,469)	(4,379)

Effect of exchange rate changes on cash and cash equivalents	(3)	(76)

Net increase (decrease) in cash and cash equivalents	1,557	(6,658)
Cash and cash equivalents at beginning of year (c)	15,795	22,718

Cash and cash equivalents at March 31	$17,352	$16,060

(a)	Includes proceeds from sale of GMAC Commercial Mortgage of approximately $1.5 billion, proceeds from repayment of intercompany loans with GMAC Commercial Mortgage of approximately $7.3 billion, $250 of which was received in preferred equity, and net of cash transferred to buyer of approximately $650.
(b)	Includes $558 and $586 for the three months ended March 31, 2006 and 2005, respectively, related to securities lending transactions where cash collateral is received and a corresponding liability is recorded, both of which are presented in investing activities.
(c)	Includes $371 of cash and cash equivalents in GMAC Commercial Mortgage classified as reporting segment held for sale as of December 31, 2005.
The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

1	Basis of Presentation
General Motors Acceptance Corporation (referred to herein as GMAC, we, our or us) is a wholly owned subsidiary of General Motors Corporation (General Motors or GM). The Condensed Consolidated Financial Statements include our accounts and those of our majority-owned subsidiaries, after eliminating intercompany balances and transactions, as well as all variable interest entities in which we are the primary beneficiary.
The Condensed Consolidated Financial Statements as of March 31, 2006, and for the three months ended March 31, 2006 and 2005, are unaudited but, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation.
The interim period consolidated financial statements, including the related notes, are condensed and are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim reporting. These interim period Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the United States Securities and Exchange Commission (SEC).
On March 23, 2006, we sold approximately 78% of our equity in GMAC Commercial Mortgage for approximately $1.5 billion in cash. At the closing, GMAC Commercial Mortgage also repaid to us approximately $7.3 billion of intercompany loans, bringing our total cash proceeds to $8.8 billion. Prior to March 23, 2006, GMAC Commercial Mortgage’s activity and balances were fully consolidated in the Consolidated Financial Statements. Subsequent to the sale on March 23, 2006, our remaining interest in GMAC Commercial Mortgage is reflected under the equity method investment.
As a result of the sale of GMAC Commercial Mortgage, results of this entity are now included in Note 10 (Segment Information) in the “Other” column to the Condensed Consolidated Financial Statements. Prior to the sale, GMAC Commercial Mortgage was identified as a reportable operating segment under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). In addition, beginning January 1, 2006, based on changes in the organizational structure and management for the mortgage operations, ResCap is presented as a reportable operating segment. As a result, prior year financial data has been changed to reflect the current period presentation.
Change in Accounting Principle
On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS 156), which provides the following: (1) revised guidance on when a servicing asset and servicing liability should be recognized, (2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable, (3) permits an entity to elect to measure servicing assets and liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur, (4) upon initial adoption, permits a one time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting an entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and (5) requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the balance sheet and additional disclosures.
We define our classes of servicing rights based on both the availability of market inputs and the manner in which we manage the risks of our servicing assets and liabilities. We manage our servicing rights at the reportable operating segment level. For all servicing assets and liabilities recorded on our balance sheet at January 1, 2006, the date of adoption, we identified three classes of servicing rights; those pertaining to residential mortgage in our ResCap reporting segment, auto finance in our North American Operations reporting segment and commercial mortgages. We have elected to measure our residential mortgage servicing rights at fair value for each reporting date and report changes in fair value in earnings during the period in which the changes occur. At March 31, 2006, these assets were valued at $4.5 billion and recorded separately on our Condensed Consolidated Balance Sheet. Refer to Note 6 for further information.
For our servicing assets and liabilities related to our auto finance and commercial mortgage classes of servicing rights, we have elected to continue to use the amortization method of accounting. As a result of the sale of GMAC Commercial Mortgage on March 23, 2006, the commercial mortgage servicing rights are no longer recorded on our balance sheet at March 31, 2006. Our auto finance servicing assets and liabilities at March 31, 2006, totaled $23 million and $26 million, respectively, and are recorded in other assets and other liabilities, respectively, on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation
Recently Issued Accounting Standards
Financial Accounting Standards Board (FASB) Staff Position (FSP) FAS 115-1 and 124-1 — In November 2005 the FASB issued FSP FAS 115-1 and 124-1 to address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impaired loss. This FSP nullified certain requirements of Emerging Issues Task Force 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), and references existing other-than-temporary guidance. Furthermore, this FSP creates a three-step process in determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. This FSP is effective for reporting periods beginning after December 15, 2005. Adoption of this FSP did not have a material impact on our financial condition or results of operations.
Statement of Position 05-1 — In September 2005 the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance contracts. SOP 05-1 defines an internal replacement and specifies the conditions that determine whether the replacement contract is substantially or unsubstantially changed from the replaced contract. An internal replacement determined to result in a substantially changed contract should be accounted for as an extinguishment of the replaced contract, and unamortized deferred acquisition costs and unearned revenue liabilities of the replaced contract should be no longer be deferred. An internal replacement determined to result in an unsubstantially changed contract should be accounted for as a continuation of the replaced asset. SOP 05-01 introduces the terms integrated and non-integrated contract features and specifies that non-integrated features do not change the base contract and are to be accounted for in a manner similar to a separately issued contract. Integrated features are evaluated in conjunction with the base contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Management is assessing the potential impact on our financial condition or results of operations.
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
Statement of Financial Accounting Standards No. 154 — In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154), that addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

2	Mortgage Banking Income
The following table presents the components of mortgage banking income, which includes GMAC Commercial Mortgage activity through March 23, 2006, the date of sale:

Three months ended March 31, ($ in millions)	2006	2005

Mortgage servicing fees	$413	$397
Amortization and impairment of mortgage servicing rights (MSRs) (a)	(23)	(165)
Change in fair value (a)	195	—
Net gains (losses) on derivatives related to MSRs (b)	(381)	(24)

Net loan servicing income	204	208
Gains from sales of loans	310	395
Mortgage processing fees	28	30
Other	42	62

Mortgage banking income (c)	$584	$695

(a)	The results for the quarter ended March 31, 2006, reflect the adoption of the fair value measurement method of accounting for MSRs for the ResCap class of servicing assets as permitted by SFAS 156. We have adopted SFAS 156 effective January 1, 2006, and the retrospective application of SFAS 156 is not permitted. For the class of MSR assets on our Condensed Consolidated Balance Sheet during the quarter relating to GMAC Commercial Mortgage, the amortization method of accounting was elected and amounts include additions to the valuation allowance representing impairment considered to be temporary.
(b)	Includes SFAS 133 hedge ineffectiveness, amounts excluded from the hedge effectiveness calculation and the change in value of derivative financial instruments not qualifying for hedge accounting.
(c)	Excludes net gains realized upon the sale of investment securities used to manage risk associated with mortgage servicing rights which are reflected as a component of investment income.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

3	Other Income
The following table presents the components of other income, which includes GMAC Commercial Mortgage activity through March 23, 2006, the date of sale:

Three months ended March 31, ($ in millions)	2006	2005

Automotive receivable securitizations and sales
Gains (losses) on sales:
Wholesale securitizations	$149	$145
Retail automotive whole loan sales transactions	(41)	(29)
Retail automotive securitizations	(54)	(1)
Interest on cash reserves deposits	28	24
Service fees	59	23
Other	22	22

Total automotive receivable securitizations and sales	163	184
Real estate services	144	131
Interest and service fees on transactions with GM (a)	147	110
Other interest revenue	120	94
Interest on cash equivalents	119	98
Full service leasing fees	64	44
Late charges and other administrative fees	41	42
Insurance service fees	30	37
Factoring commissions	15	19
Specialty lending fees	15	14
Fair value adjustment on certain derivatives (b)	(8)	(8)
Other	209	211

Total other income	$1,059	$976

(a)	Refer to Note 9 to the Condensed Consolidated Financial Statements for a description of interest and service fees on transactions with GM.
(b)	Refer to Note 8 to our Condensed Consolidated Financial Statements for a description of derivative instruments and hedging activities.

4	Other Operating Expenses
The following table presents the components of other operating expenses, which includes GMAC Commercial Mortgage activity through March 23, 2006, the date of sale:

Three months ended March 31, ($ in millions)	2006	2005

Insurance commissions	$243	$235
Technology and communications expense	130	139
Professional services	105	104
Advertising and marketing	84	103
Premises and equipment depreciation	65	73
Rent and storage	67	67
Full service leasing vehicle maintenance costs	60	61
Lease and loan administration	54	43
Auto remarketing and repossession	47	29
Amortization of intangible assets	6	3
Operating lease disposal gain	(49)	(96)
Other	361	165

Total other operating expenses	$1,173	$926

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

5	Finance Receivables and Loans
The composition of finance receivables and loans outstanding, which excludes GMAC Commercial Mortgage balances, was as follows:

	March 31, 2006			December 31, 2005

($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Consumer
Retail automotive	$47,563	$18,079	$65,642	$53,789	$17,663	$71,452
Residential mortgages	69,899	3,854	73,753	65,040	3,919	68,959

Total consumer	117,462	21,933	139,395	118,829	21,582	140,411
Commercial
Automotive:
Wholesale	14,109	7,625	21,734	13,202	7,372	20,574
Leasing and lease financing	394	741	1,135	461	767	1,228
Term loans to dealers and other	2,840	708	3,548	2,397	719	3,116
Commercial and industrial	13,541	1,916	15,457	14,908	2,028	16,936
Real estate construction	2,722	131	2,853	2,558	119	2,677
Commercial mortgage	43	—	43	43	—	43

Total commercial	33,649	11,121	44,770	33,569	11,005	44,574

Total finance receivables and loans (a)	$151,111	$33,054	$184,165	$152,398	$32,587	$184,985

(a)	Net of unearned income of $5,448 and $5,868 as of March 31, 2006 and December 31, 2005, respectively.
The following table, which excludes GMAC Commercial Mortgage activity, presents an analysis of the activity in the allowance for credit losses on finance receivables and loans.

	2006			2005

Three months ended March 31, ($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Allowance at beginning of period	$2,683	$433	$3,116	$2,951	$471	$3,422
Provision for credit losses	157	(22)	135	305	24	329
Charge-offs
Domestic	(321)	(46)	(367)	(346)	(7)	(353)
Foreign	(45)	(1)	(46)	(51)	(4)	(55)

Total charge-offs	(366)	(47)	(413)	(397)	(11)	(408)

Recoveries
Domestic	53	5	58	47	2	49
Foreign	13	2	15	14	—	14

Total recoveries	66	7	73	61	2	63

Net charge-offs	(300)	(40)	(340)	(336)	(9)	(345)
Impacts of foreign currency translation	1	(2)	(1)	(9)	(3)	(12)
Securitization activity	1	—	1	(2)	(2)	(4)

Allowance at March 31,	$2,542	$369	$2,911	$2,909	$481	$3,390

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

6	Mortgage Servicing Rights
The following table summarizes activity and related amortization related to MSRs carried at fair value.

Three months ended March 31, ($ in millions)	2006

Estimated fair value at January 1, 2006	$4,021
Additions obtained from sales of financial assets	310
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	359
Other changes in fair value	(164)

Estimated fair value at March 31, 2006	$4,526

Changes in fair value due to changes in valuation inputs or assumptions used in the valuation models include all changes due to a revaluation by a model or by a benchmarking exercise. This line item also includes changes in fair value due to a change in valuation assumptions and/or model calculations. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and any other factors that impact fair value. Other changes that affect the balance primarily include foreign currency adjustments and the extinguishment of mortgage servicing rights related to clean-up calls of securitization transactions.
At March 31, 2006, we pledged MSRs of $2.6 billion as collateral for borrowings.
Key assumptions used by us in valuing our MSRs:

March 31, 2006	Total

Range of prepayment speeds	7.0-38.4%
Range of discount rate	8.0-14.0%

Our servicing rights’ primary risk is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher than expected prepayments, which could reduce the size of the value of the mortgage servicing rights. We economically hedge the income statement impact of these risks with both derivative and non-derivative financial instruments. These instruments include interest rate swaps, caps and floors, options to purchase these items, futures and forward contracts, and/or purchasing or selling U.S. Treasury and principal-only securities. At March 31, 2006, the fair value of derivative financial instruments and non-derivative financial instruments used to mitigate these risks amounted to $69 million and $1.9 billion, respectively. The change in the fair value of the derivative financial instruments amounted to a loss of $381 million for the three months ended March 31, 2006, and is included in mortgage banking income in the Condensed Consolidated Statement of Income.
The components of servicing fees were as follows:

Three months ended March 31, ($ in millions)	2006

Contractual servicing fees (net of guarantee fees and including subservicing)	$321
Late fees	30
Ancillary fees	23

Total	$374

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation
The following table, which includes GMAC Commercial Mortgage activity, summarizes activity and related amortization of MSRs carried at lower of cost or fair value.

Three months ended March 31, ($ in millions)	2005

Balance at beginning of period	$4,819
Originations and purchases, net of sales	397
Amortization	(269)
SFAS 133 hedge valuation adjustments	125
Other than temporary impairment	(14)

Balance at March 31,	5,058
Valuation allowance	(811)

Carrying value at March 31,	$4,247

Estimated fair value at March 31,	$4,348

The following table summarizes the change in the valuation allowance for mortgage servicing rights.

Three months ended March 31, ($ in millions)	2005

Valuation allowance at beginning of period	$929
Additions (deductions) (a)	(104)
Other than temporary impairment	(14)

Valuation allowance at March 31,	$811

(a)	Changes to the valuation allowance are reflected as a component of mortgage banking income.
For a description of MSRs and the related hedging strategy, refer to Notes 1 and 10 to our 2005 Annual Report on Form 10-K.

7	Debt
The presentation of debt in the following table, which excludes GMAC Commercial Mortgage balances, is classified between domestic and foreign based on the location of the office recording the transaction.

	March 31, 2006			December 31, 2005

($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Short-term debt
Commercial paper	$162	$318	$480	$227	$297	$524
Demand notes	5,297	100	5,397	5,928	119	6,047
Bank loans and overdrafts	1,048	4,777	5,825	1,165	5,487	6,652
Repurchase agreements and other (a)	20,172	4,803	24,975	22,330	5,954	28,284

Total short-term debt	26,679	9,998	36,677	29,650	11,857	41,507
Long-term debt
Senior indebtedness:
Due within one year	29,218	11,685	40,903	31,286	10,443	41,729
Due after one year	146,180	22,863	169,043	147,307	23,862	171,169

Total long-term debt	175,398	34,548	209,946	178,593	34,305	212,898
Fair value adjustment (b)	(668)	(14)	(682)	—	2	2

Total debt	$201,409	$44,532	$245,941	$208,243	$46,164	$254,407

(a)	Repurchase agreements consist of secured financing arrangements with third parties at our mortgage operations. Other primarily includes non-bank secured borrowings, as well as Notes payable to GM. Refer to Note 9 to the Condensed Consolidated Financial Statements for further details.
(b)	To adjust designated fixed rate debt to fair value in accordance with SFAS 133.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation
The following summarizes assets that are restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	March 31,		December 31,
	2006		2005

		Related		Related
		secured		secured
($ in millions)	Assets	debt (a)	Assets	debt (a)

Loans held for sale	$14,868	$12,223	$16,147	$12,647
Mortgage assets held for sale or held for investment	81,246	71,957	78,820	71,083
Retail automotive finance receivables	20,242	18,456	20,427	18,888
Wholesale automotive finance receivables	578	442	—	—
Investment securities	3,058	3,817	3,631	4,205
Investment in operating leases, net	16,255	14,130	13,136	11,707
Real estate investments and other assets	6,511	3,262	4,771	2,608

Total	$142,758	$124,287	$136,932	$121,138

(a)	Included as part of secured debt are repurchase agreements of $9,972 and $9,897 where we have pledged assets, reflected as investment securities, as collateral for approximately the same amount of debt at March 31, 2006, and December 31, 2005, respectively.
Liquidity Facilities
Liquidity facilities represent additional funding sources, if required. The financial institutions providing the uncommitted facilities are not legally obligated to fund such amounts. The following table summarizes the liquidity facilities maintained by us, excluding Commercial Mortgage.

	Committed		Uncommitted		Total liquidity		Unused liquidity
	facilities		facilities		facilities		facilities

	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,
($ in billions)	2006	2005	2006	2005	2006	2005	2006	2005

Automotive operations:
Syndicated multi-currency global credit facility (a)	$7.4	$7.4	$—	$—	$7.4	$7.4	$7.4	$7.4
Mortgage operations (b)	3.9	3.9	0.7	0.9	4.6	4.8	2.2	2.2
Other:
U.S. asset-backed commercial paper liquidity and receivables facilities (c)	21.5	21.5	—	—	21.5	21.5	21.5	21.5
Other foreign facilities (d)	2.9	2.9	7.9	7.5	10.8	10.4	1.9	1.7

Total bank liquidity facilities	35.7	35.7	8.6	8.4	44.3	44.1	33.0	32.8

Secured funding facilities (e)	108.0	114.9	—	—	108.0	114.9	72.7	79.1

Total	$143.7	$150.6	$8.6	$8.4	$152.3	$159.0	$105.7	$111.9

(a)	The entire $7.4 is available for use in the U.S., $0.8 is available for use by GMAC (UK) plc and $0.8 is available for use by GMAC International Finance B.V. in Europe.
(b)	In July 2005 ResCap closed a $3.5 syndication of its bank facilities, consisting of a $1.75 syndication term loan, an $875 million syndication line of credit committed through July 2008 and a $875 million syndicated line of credit committed through July 2006.
(c)	Relates to New Center Asset Trust (NCAT) and Mortgage Interest Networking Trust (MINT), which are special purpose entities administered by us for the purpose of funding assets as part of our securitization and mortgage warehouse funding programs. These entities fund assets primarily through the issuance of asset-backed commercial paper and represent an important source of liquidity to us. At March 31, 2006, NCAT had commercial paper outstanding of $12.1, which is not consolidated in the Condensed Consolidated Balance Sheet. At March 31, 2006, MINT had commercial paper outstanding of $2.0, which is reflected as secured debt in the Condensed Consolidated Balance Sheet.
(d)	Consists primarily of credit facilities supporting operations in Canada, Europe, Latin America and Asia-Pacific.
(e)	Consists of committed secured funding facilities with third-parties, including commitments with third-party asset-backed commercial paper conduits, as well as forward flow sale agreements with third-parties and repurchase facilities. Amounts include five year commitments that we entered into in 2005 with remaining capacity to sell up to $59 of retail automotive receivables to a third-party purchaser through June 2010.
The syndicated multi-currency global credit facility includes a $4.35 billion five-year facility (expires June 2008) and a $3.0 billion 364-day facility (expires June 2006). The 364-day facility includes a term out option, which, if exercised by us prior to expiration, carries a one-year term. Additionally, a leverage covenant in the liquidity facilities and certain other funding facilities restricts the ratio of consolidated

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation
unsecured debt to total stockholder’s equity to no greater than 11.0:1, under certain conditions. More specifically, the covenant is only applicable on the last day of any fiscal quarter (other than the fiscal quarter during which a change in rating occurs) during such times that we have senior unsecured long-term debt outstanding, without third-party enhancement, which is rated BBB+ or less (by Standard & Poor’s), or Baa1 or less (by Moody’s). Our leverage ratio covenant was 6.6:1 at March 31, 2006, and we are, therefore, in compliance with this covenant. The leverage covenant calculation excludes from debt those securitization transactions accounted for as on-balance sheet secured financings.

8	Derivative Instruments and Hedging Activities
We enter into interest rate and foreign currency futures, forwards, options and swaps in connection with our market risk management activities. In accordance with SFAS 133, as amended, we record derivative financial instruments on the balance sheet as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative financial instrument and whether it qualifies for hedge accounting treatment. Refer to our 2005 Annual Report on Form 10-K for a more detailed description of our use of and accounting for derivative financial instruments.
The following table, which includes GMAC Commercial Mortgage activity through March 23, 2006, the date of sale, summarizes the pre-tax earnings effect for each type of accounting hedge classification, segregated by the asset or liability being hedged.

Three months ended March 31,
($ in millions)	2006	2005	Income Statement Classification

Fair value hedge ineffectiveness loss:
Debt obligations	($25)	($4)	Interest and discount expense
Mortgage servicing rights	—	(27)	Mortgage banking income
Cash flow hedge ineffectiveness gain:
Debt obligations	1	3	Interest and discount expense
Economic hedge change in fair value:
Off-balance sheet securitization activities:
Financing operations	(8)	(8)	Other income
Mortgage operations	—	1	Mortgage banking income
Foreign currency debt (a)	52	(90)	Interest and discount expense
Loans held for sale or investment	110	54	Mortgage banking income
Mortgage servicing rights	(381)	(36)	Mortgage banking income
Mortgage related securities	(7)	(43)	Investment income
Other	17	10	Other income

Total gain (loss)	($241)	($140)

(a)	Amount represents the difference between the changes in the fair values of the currency swap, net of the revaluation of the related foreign denominated debt.
In addition, net gains on fair value hedges excluded from assessment of effectiveness totaled $0 and $39 million for the first quarter of 2006 and 2005, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

9	Transactions with Affiliates
As a wholly owned subsidiary, we enter into various operating and financing arrangements with our parent GM. A master intercompany operating agreement governs the nature of these transactions to ensure that they are done on an arm’s-length basis, in accordance with commercially reasonable standards and in our best interest as a diversified financial services company. In addition, GM and we agree that our total stockholder’s equity as reflected in our consolidated financial statements at the end of any quarter will be maintained at a commercially reasonable level appropriate to support the amount, quality and mix of our assets.
Balance Sheet
A summary of the balance sheet effect of transactions with GM and affiliated companies is as follows:

($ in millions)	March 31, 2006	December 31, 2005

Assets:
Finance receivables and loans, net of unearned income (a)
Wholesale auto financing	$964	$1,159
Term loans to dealers	169	207
Investment in operating leases, net (b)	108	108
Notes receivable from GM (c)	4,785	4,565
Other assets
Real estate synthetic lease (d)	1,022	1,005
Receivable related to taxes (due from GM) (e)	635	690
Liabilities:
Unsecured debt
Notes payable to GM	1,162	1,190
Accrued expenses and liabilities (f)
Wholesale payable	1,013	802
Subvention receivables (rate and residual support)	(298)	(133)
Insurance premium and contract receivable, net	(102)	(81)
Lease pull ahead receivable	(102)	(189)
Other	(340)	(246)
Stockholder’s equity:
Dividends paid (g)	—	2,500

(a)	Represents wholesale financing and term loans to certain dealerships wholly owned by GM or in which GM has a controlling interest. All of these amounts are included in finance receivables and loans.
(b)	Includes net balance of buildings and other equipment classified as operating lease assets that are leased to GM affiliated entities.
(c)	Includes borrowing arrangements with GM Opel and GM of Canada and arrangements related to our funding of GM company-owned vehicles, rental car vehicles awaiting sale at auction, our funding of the sale of GM vehicles through the use of overseas distributors and amounts related to a GM trade supplier finance program. In addition, we provide wholesale financing to GM for vehicles in which GM retains title while the vehicles are consigned to us or dealers in the UK. The financing to GM remains outstanding until the title is transferred to the dealers. The amount of financing provided to GM under this arrangement varies based on inventory levels.
(d)	During 2000 we entered into a 16-year lease arrangement with GM, under which we agreed to fund and capitalize improvements to three Michigan properties leased by GM totaling $1.2 billion. In 2004 the lease arrangement was increased to $1.3 billion. The total construction advances as of March 31, 2006, and December 31, 2005, were $987 and $971, respectively.
(e)	In March 2006 GMAC recorded an intercompany tax receivable from GM of $635. The receivable is comprised of federal net operating loss carryforward of $556, charitable contributions carryforward of $12 and foreign tax credit carryforward of $67. We believe that the intercompany tax receivable is realizable as GM has determined that it is more likely than not that the tax attributes will be utilized in the remaining carryforward period.
(f)	Includes (receivables) payables from GM as follows: wholesale settlements payable to GM, subvention receivables due from GM and notes payable due from GM, which are included in accrued expenses, other liabilities and debt, respectively.
(g)	The 2005 amount represents dividends of $500 in each of the first three quarters and $1.0 billion in the fourth quarter.
In October 2005 we repurchased operating lease assets and related deferred tax liabilities from GM previously sold to them under a purchase and sale agreement. The leases were repurchased at fair market value; however, the assets and liabilities were transferred at their carrying value because this was a transaction between related parties. The difference between the net assets acquired and the proceeds remitted to GM was reflected as a reduction to our stockholder’s equity in the fourth quarter of 2005.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation
Retail and lease contracts acquired by us that included rate and residual subvention from GM, payable directly to us or indirectly to GM dealers as a percent of total new retail and lease contracts acquired, were as follows:

Three months ended March 31,	2006	2005

GM and affiliates subvented contracts acquired:
North American operations	89%	70%
International operations	58	60

In addition to subvention programs, GM provides payment guarantees on certain commercial assets we have outstanding with certain third-party customers. As of March 31, 2006, and December 31, 2005, commercial obligations guaranteed by GM were $598 million and $934 million, respectively.
Income Statement
A summary of the income statement effect of transactions with GM and affiliated companies is as follows:

Three months ended March 31, ($ in millions)	2006	2005

Net financing revenue:
GM and affiliates lease residual value support	$167	$103
Wholesale subvention and service fees from GM	43	53
Interest paid on loans from GM	(17)	(9)
Consumer lease payments (a)	40	34
Insurance premiums earned from GM	72	103
Other income:
Interest on notes receivable from GM and affiliates	69	54
Interest on wholesale settlements (b)	44	28
Revenues from GM leased properties	26	18
Service fee income:
GMAC of Canada operating lease administration (c)	—	6
Rental car repurchases held for resale (d)	8	4
Expense:
Employee retirement plan costs allocated by GM	29	46
Off-lease vehicle selling expense reimbursement (e)	(5)	(10)
Payments to GM for services, rent and marketing expenses	14	53

(a)	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle with the customer’s remaining payment obligation waived. For certain programs, GM compensates us for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle.
(b)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made prior to the expiration of transit, we receive interest from GM.
(c)	GMAC of Canada, Limited administered operating lease receivables on behalf of GM of Canada Limited (GMCL) and received a servicing fee, which was included in other income. As of October 2005, GMAC of Canada no longer administers these operating lease receivables.
(d)	We receive a servicing fee from GM related to the resale of rental car repurchases.
(e)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by us on off-lease vehicles sold by GM at auction.
As a marketing incentive GM may sponsor residual support programs as a way to lower customer monthly payments. Under residual support programs the contractual residual value is adjusted above GMAC’s standard residual rates. GM reimburses us to the extent that remarketing sales proceeds are less than the customer’s contractual residual value. Based on the March 31, 2006 outstanding U.S. operating lease portfolio, the amount that we would expect to be paid by GM under these lease residual support programs would be $2.5 billion. These projections would be paid over the remaining life of the lease portfolio at the time of sale of the related vehicle (on average approximately 2 years) and are based on the expected remarketing performance of the vehicles. The maximum amount that could be paid under the residual support programs is approximately $4.4 billion and would only be paid in the unlikely event that the proceeds from the entire portfolio of lease assets would be lower than both the contractual residual value and GMAC’s standard residual rates.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation
In addition to residual support programs, GM also participates in a risk sharing arrangement whereby GM shares equally in residual losses to the extent that remarketing proceeds are below GMAC’s standard residual rates (limited to a floor). Based on the March 31, 2006 outstanding U.S. operating lease portfolio, the amount that we would expect to be paid by GM under the risk sharing program would not be material. The maximum amount that could be paid under the risk sharing arrangements is approximately $1.9 billion and would only be paid in the unlikely event that the proceeds from all outstanding lease vehicles would be lower than GMAC’s standard residual rates. The amounts in the foregoing table represent the amounts paid in the first quarter of 2006 and 2005 under both the residual support and risk sharing programs.
In addition to the financing arrangements summarized in the foregoing table, GM has a $4 billion revolving line of credit from GMAC that expires in September 2006. This credit line is used for general operating and seasonal working capital purposes and to reduce external liquidity requirements. As of March 31, 2006, and December 31, 2005, there were no amounts outstanding on this line.

10	Segment Information
Financial results for our reporting segments are summarized below.

	Financing operations (a)

	North
Three months ended March 31,	American	International		Insurance
($ in millions)	Operations (b)	Operations (b)	ResCap (c)	operations	Other (d)	Consolidated

2006
Net revenue before provision for credit losses	$1,218	$352	$264	$—	$306	$2,140
Provision for credit losses	(14)	7	(123)	—	(5)	(135)
Other revenue	744	217	800	1,141	9	2,911

Total net revenue	1,948	576	941	1,141	310	4,916
Noninterest expense	1,675	392	602	955	304	3,928

Income before income tax expense	273	184	339	186	6	988
Income tax expense (benefit)	100	55	138	57	(34)	316

Net income	$173	$129	$201	$129	$40	$672

Total assets	$155,293	$30,288	$121,914	$13,739	($17,429)	$303,805

2005
Net revenue before provision for credit losses	$1,134	$376	$420	$—	$257	$2,187
Provision for credit losses	(148)	(30)	(133)	—	(18)	(329)
Other revenue	618	195	837	1,038	153	2,841

Total net revenue	1,604	541	1,124	1,038	392	4,699
Noninterest expense	1,435	392	595	895	279	3,596

Income before income tax expense	169	149	529	143	113	1,103
Income tax expense	41	42	207	48	37	375

Net income	$128	$107	$322	$95	$76	$728

Total assets	$182,331	$31,189	$98,295	$11,921	($8,508)	$315,228

(a)	Financing operations in the MD&A also includes the Commercial Finance Group, which is a separate operating segment and is included in Other.
(b)	North American Operations consist of automotive financing in the U.S. and Canada. International Operations consists of automotive financing and full service leasing in all other countries and Puerto Rico. Beginning April 1, 2006, Puerto Rico is now included in the North American Operations.
(c)	Refer to Note 1 to the Condensed Consolidated Financial Statements for a discussion on changes to the reportable operating segments.
(d)	Represents our Commercial Finance Group, GMAC Commercial Mortgage Operations, certain corporate activities related to the Mortgage Group, reclassifications and eliminations between the reporting segments. At March 31, 2006, total assets were $7 billion for the Commercial Finance Group, $500 for the corporate activities of the Mortgage Group and ($25.0) billion in eliminations. As a result of the sale of approximately 78% of its equity in GMAC Commercial Mortgage, the remaining equity method investment is reflected in this segment. Refer to Note 1 to the Condensed Consolidated Financial Statements for a discussion on changes to the reportable operating segments. Net income related to GMAC Commercial Mortgage was $29 and $63 for the period ended March 31, 2006 and 2005, respectively. Additionally, total assets includes our investment in Capmark of $682 at March 31, 2006, and assets related to GMAC Commercial Mortgage of $15.8 billion at March 31, 2005.

Notes to Condensed Consolidated Financial Statements (unaudited)
General Motors Acceptance Corporation

11	Subsequent Events
Sale of a Controlling Interest in GMAC
On April 2, 2006, GM and its wholly owned subsidiaries, GMAC and GM Finance Co. Holdings Inc., entered into a definitive agreement pursuant to which GM will sell a 51% controlling interest in GMAC for a purchase price of $7.4 billion to FIM Holdings LLC, a consortium of investors led by Cerberus Capital Management, L.P., a private investment firm, which also includes Citigroup Inc. and Aozora Bank Ltd. as consortium members (FIM Holdings). GM will retain a 49% equity investment interest in GMAC. In addition, GM and the consortium will invest $1.9 billion of cash in new GMAC preferred equity, with $1.4 billion to be invested by GM and $500 million to be invested by FIM Holdings. The transaction is subject to a number of U.S. and international regulatory and other approvals. GM and GMAC expect to close the transaction in the fourth quarter of 2006.
Prior to consummation of the agreement, (i) certain assets with respect to automotive leases and retail installment sales contracts owned by us and our affiliates having a net book value of approximately $4 billion, will be dividended to GM, (ii) GM will assume certain of our post-employment benefit obligations, (iii) we will transfer to GM certain entities which hold a fee interest in certain real properties, (iv) we will pay dividends to GM in an amount up to the amount of our net income prior to the Acquisition, (v) GM will repay certain indebtedness owing to us and specified intercompany unsecured obligations owing to us shall be no greater than $1.5 billion and (vi) we will make a one-time distribution to GM of approximately $2.7 billion of cash to reflect the increase in our equity value resulting from the transfer of a portion of our net deferred tax liabilities arising from our conversion and certain of our subsidiaries’ conversion to limited liability company form. The total value of the cash proceeds and distributions to GM before they purchase our preferred limited liability company interests will be approximately $14 billion over three years, comprised of the $7.4 billion purchase price, the $4 billion of retained assets and the $2.7 billion cash dividend.
As part of the transaction, GM and GMAC will enter into a number of agreements that will require that we continue to allocate capital to automotive financing consistent with historical practices, thereby continuing to provide critical financing support to a significant share of GM’s global sales. While we will retain the right to make individual credit decisions, we will commit to fund a broad spectrum of customers and dealers consistent with historical practice in the relevant jurisdiction. Subject to our fulfillment of certain conditions, GM will grant us exclusivity for 10 years for U.S., Canadian, and international GM-sponsored retail and wholesale marketing incentives around the world, with the exception of Saturn branded products.
As part of the agreement, GM will retain an option, for 10 years after the closing of the transaction, to repurchase certain assets from us related to the automotive finance business of the North American Operations and International Operations of GMAC, subject to certain conditions, including that GM’s credit ratings are investment grade or are higher than our credit ratings.
The agreement is subject to the satisfaction or waiver of customary and other closing conditions, including, among other things, (i) reasonable satisfaction by the members of FIM Holdings, pursuant to an agreement with or other writing from, the PBGC that, following the closing, we and our subsidiaries will not have any liability with respect to the ERISA plans of GM, (ii) receipt of ratings for our senior unsecured long-term indebtedness and the ratings of Residential Capital Corporation, our indirect wholly owned subsidiary, after giving effect to the transactions contemplated by the Agreement, of at least BB and BBB- (or their respective equivalents), respectively, and an A.M.Best rating for our significant insurance subsidiaries of at least B++ (iii) that no material adverse effect will have occurred with respect to our business, financial condition or results of operations of GMAC, which includes any actual downgrading by any of the major rating agencies of GM’s unsecured long-term indebtedness rating below CCC or its equivalent, and (iv) receipt of required regulatory approvals and licenses. The agreement may be terminated upon the occurrence of certain events, including the failure to complete the transaction by March 31, 2007.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Overview
We are a leading global financial services firm with approximately $304 billion of assets and operations in approximately 40 countries. Founded in 1919 as a wholly owned subsidiary of General Motors Corporation, GMAC was originally established to provide GM dealers with the automotive financing necessary to acquire and maintain vehicle inventories and to provide retail customers the means by which to finance vehicle purchases through GM dealers. Our products and services have expanded beyond automotive financing as we currently operate in three primary lines of business — Financing, Mortgage and Insurance. Refer to our 2005 Annual Report on Form 10-K for a more complete description of our business activities, along with the products and services offered and the market competition.
Net income for our businesses is summarized as follows:

Three months ended March 31, ($ in millions)	2006	2005

Financing (a)	$313	$248
Mortgage	230	385
Insurance	129	95

Net income	$672	$728

Return on average equity (annualized)	12.1%	12.9%

(a)	Includes North America and International automotive finance segments, separately identified in Note 10 to the Condensed Consolidated Financial Statements, as well as our Commercial Finance Group operating segment.
We earned $672 million in the first quarter of 2006, down $56 million from first quarter 2005 earnings of $728 million. Earnings benefited from increases in the Financing and Insurance operations largely as a result of continued strong loss performance. However, these increases were more than offset by lower mortgage earnings.
Results for Financing operations were $313 million, up $65 million from $248 million earned in the same period in the prior year. The increase is largely due to lower consumer credit provisions primarily as a result of the impact of automotive whole loan sale activity and favorable international credit performance.
ResCap earnings were $201 million in the first quarter 2006, down from the $322 million earned in the first quarter of 2005. While revenues were strong from higher asset levels, results were negatively impacted by lower net margins resulting from both pricing pressures and higher funding costs. In addition, gains on sale of loans were down due to a significant gain in the first quarter of 2005 realized upon the sale of a portfolio of distressed mortgage loans. Absent this, mortgage loan gains were relatively flat as the favorable impact from higher sales volume was offset by lower margins. ResCap’s credit provision was lower as compared to the first quarter of 2005 as a result of favorable credit trends. Mortgage originations were $41.6 billion for the first quarter of 2006 representing an increase from the $36.4 billion in the first quarter 2005.
Our Insurance operations generated net income of $129 million in the first quarter of 2006, up $34 million from earnings of $95 million in the first quarter of 2005, primarily reflecting the impact of strong underwriting results (in particular loss experience). In addition, first quarter Insurance results also benefited from the strategic acquisition of MEEMIC Insurance Company, a personal lines business that offers automobile and homeowners insurance in the Midwest. Along with increased earnings, GMAC Insurance maintained a strong investment portfolio, with a market value of $7.9 billion at March 31, 2006, including after tax net unrealized capital gains of $622 million.
In addition, on March 23, 2006, we closed on the sale of approximately 78 percent of our equity in GMAC Commercial Mortgage for approximately $1.5 billion in cash. At the closing, GMAC Commercial Mortgage also repaid to us approximately $7.3 billion in intercompany loans, bringing the total cash proceeds from the sale to $8.8 billion. GMAC Commercial Mortgage has changed its name to Capmark Financial Group Inc. (Capmark). Our earnings in the first quarter related to GMAC Commercial Mortgage were $29 million, representing operating income of $50 million and a loss on the sale of $21 million, after closing costs.
We continue to maintain adequate liquidity with cash reserve balances at March 31, 2006, of $22.1 billion, comprised of $17.3 billion in cash and cash equivalents and $4.8 billion invested in marketable securities.
On April 3, 2006, GM announced that it agreed to sell a 51 percent controlling interest in us to a consortium led by Cerberus Capital Management, which is expected to close in the fourth quarter of this year. In addition to continuing to enable us to support the sale of GM vehicles, the transaction is intended to support our strategic goal of a stable investment grade rating and profitable growth.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Financing Operations
Our Financing operations offer a wide range of financial services and products (directly and indirectly) to retail automotive consumers, automotive dealerships and other commercial businesses. Our Finance operations are comprised of two separate reporting segments — North American Automotive Finance Operations and International Automotive Finance Operations — and one operating segment — Commercial Finance Group. The products and services offered by our Financing operations include the purchase of retail installment sales contracts and leases, extension of term loans, dealer floor plan financing and other lines of credit to dealers, fleet leasing and factoring of receivables. Refer to pages 21-31 of our 2005 Annual Report on Form 10-K for further discussion of the business profile of our Financing operations.
Results of Operations
The following table summarizes the operating results of our Financing operations for the periods indicated. The amounts presented are before the elimination of balances and transactions with our other reporting segments.

Three months ended March 31, ($ in millions)	2006	2005	Change	%

Revenue
Consumer	$1,425	$1,710	($285)	(17)
Commercial	461	472	(11)	(2)
Operating leases	1,930	1,666	264	16

Total financing revenue	3,816	3,848	(32)	(1)
Interest and discount expense	(2,124)	(2,231)	107	5
Provision for credit losses	(9)	(182)	173	95

Net financing revenue	1,683	1,435	248	17
Other income	896	777	119	15
Depreciation expense on operating leases	(1,440)	(1,270)	(170)	(13)
Noninterest expense	(665)	(602)	(63)	(10)
Income tax expense	(161)	(92)	(69)	(75)

Net income	$313	$248	$65	26

Total assets	$185,077	$212,806	($27,729)	(13)

Financing operations earned $313 million, an increase of 26% in comparison to 2005 first quarter results of $248 million with increases in both the North American and International Automotive operations. The increase in earnings is largely due to lower consumer credit provisions primarily as a result of the impact of automotive whole loan activity and favorable international credit performance. Earnings increases were realized despite a continued decline in net interest margins. While net interest margins were down, the decrease was less than what has been experienced in prior quarters.
Total financing revenue was relatively constant as compared to 2005 with declines in consumer revenue offset by higher operating lease revenues. The decrease in consumer revenue is consistent with the reduction in consumer asset levels as a result of continued whole loan sale activity. Consumer finance receivables have declined by $24 billion, or approximately 27%, since March 31, 2005. Operating lease revenue (along with the related depreciation expense) increased year over year consistent with the increase in the size of the operating lease portfolio (approximately 24% since March 2005). The increase in the portfolio is reflective of the shift in our financing volume mix to more leases in the North American operations.
Interest and discount expense declined 5% as compared to the prior year, partially due to the decreases in asset levels, as well as the favorable impact of derivative hedge ineffectiveness for certain swaps hedging the debt portfolio. Somewhat offsetting this was the negative impact of higher market interest rates. Refer to the Funding and Liquidity section of this MD&A for further discussion.
The provision for credit losses decreased due to a combination of lower consumer asset levels, primarily due to an increase in whole loan sales, and improved loss performance on our international portfolio. Refer to the Credit Risk discussion within this Financing Operations Section of the MD&A for further discussion.
Compensation and benefits expense decreased by $31 million with the most significant impact related to the reduction in the OPEB (other post-employment benefits) liability allocation from GM. In addition, other operating expenses increased from $337 million in the first quarter of 2005 to $432 million in the first quarter of 2006 primarily due to a decrease in the gain realized on the disposal of off-lease vehicles. In

Management’s Discussion and Analysis
General Motors Acceptance Corporation
addition, the effective tax rate for the Financing operations was 33.9% for the period ended March 31, 2006, as compared to 27.0% for the comparable period in 2005. The increase in the rate is due to the impact of favorable tax items related to changes in reserve requirements and a lower state and local tax accrual rate in 2005 in our North American Automotive Finance Operations.
Financing Volume
The following table summarizes our new vehicle consumer financing volume, our share of GM retail sales, and our wholesale financing of new vehicles and related share of GM sales to dealers in markets where we operate.

			Share of
	GMAC volume		GM sales

Three months ended March 31, (units in thousands)	2006	2005	2006	2005

New vehicle consumer financing
GM vehicles
North America
Retail contracts	188	312	26%	38%
Leases	165	137	22%	17%

Total North America	353	449	48%	55%
International (retail contracts and leases)	135	127	25%	28%

Total GM units financed	488	576	38%	45%

Non-GM units financed	16	15

Total consumer automotive financing volume	504	591

Wholesale financing of new vehicles
GM vehicles
North America	920	879	76%	80%
International	660	573	92%	90%

Total GM units financed	1,580	1,452	82%	84%

Non-GM units financed	41	43

Total wholesale volume	1,621	1,495

Our consumer financing volume and penetration levels are significantly impacted by the nature, timing and extent of GM’s use of rate, residual and other financing incentives for marketing purposes on consumer retail contracts and leases. Late in 2004 and through the early part of 2005, GM reduced its use of special rate financing programs and utilized marketing programs that provided cash incentives to customers that use us to finance their purchase of a new GM vehicle. As a result, our North America penetration levels were positively impacted in the first quarter of 2005. However, as GM has begun to focus on “value pricing”, the use of special rate marketing incentives was reduced and as a result our share of retail financing volume has declined since the first quarter of 2005. In addition, the reduction in retail contracts as compared to the first quarter of 2005 had the impact of increasing the percentage of lease contracts relative to the total volume financed. Lease financing volume in the first quarter of 2006 also benefited from a shift by GM in some vehicle incentive programs towards more leasing in replacement of retail marketing activities. In our International Automotive Finance Operations, financing volume has increased as we continue to expand (most notably financing in China and providing financing to Chevrolet-Daewoo). However, in Europe as we continue to enter into these growing markets, our penetration share is negatively impacted on a relative basis despite the increased volume. Our wholesale financing continues to be the primary funding source for GM dealer inventories, as total penetration levels in the first quarter of 2006 remained relatively consistent with levels in the first quarter of 2005, and continue to reflect traditionally strong levels.
Consumer Credit
The following tables summarize pertinent loss experience in the consumer managed and on-balance sheet automotive retail contract portfolio. In general, the credit quality of the off-balance sheet portfolio is representative of our overall managed consumer automotive retail contract portfolio. The off-balance sheet portfolio includes receivables securitized and sold that we continue to service and in which we retain an interest or risk of loss, but excludes securitized and sold finance receivables that we continue to service but in which we retain no interest or risk of loss. However, the process of creating a pool of retail finance receivables for securitization or sale typically excludes accounts that are greater than 30 days delinquent at such time. In addition, the process involves selecting from a pool of receivables that

Management’s Discussion and Analysis
General Motors Acceptance Corporation
are currently outstanding and, therefore, represent seasoned accounts. A seasoned portfolio that excludes delinquent accounts historically results in better credit performance in the managed portfolio than in the on-balance sheet portfolio of retail finance receivables. In addition, the current off-balance sheet transactions are comprised mainly of subvented rate retail finance receivables, which generally attract higher quality customers (or otherwise cash purchasers) than customers typically associated with non-subvented receivables.
The managed portfolio includes retail receivables held on-balance sheet for investment and receivables securitized and sold that we continue to service and have a continued involvement in (i.e., in which we retain an interest or risk of loss in the underlying receivables), but excludes securitized and sold finance receivables that we continue to service but have no other continuing involvement (serviced-only portfolio). We believe that the disclosure of the credit experience of the managed portfolio presents a more complete presentation of our credit exposure because the managed basis reflects not only on-balance sheet receivables but also securitized assets to which we retain a risk of loss in the underlying assets (typically in the form of a subordinated retained interest). Consistent with the presentation in the Condensed Consolidated Balance Sheet, retail contracts presented in the table represent the principal balance of the finance receivable discounted for any unearned rate support received from GM.

	Average	Charge-offs,
	retail	net of		Annualized net
	contracts	recoveries		charge-off rate

Three months ended March 31, ($ in millions)	2006	2006	2005	2006	2005

Managed
North America	$59,076	$164	$193	1.11%	0.96%
International	14,772	27	35	0.73%	0.93%

Total managed	$73,848	$191	$228	1.03%	0.95%

On-balance sheet
North America	$53,881	$159	$190	1.18%	1.00%
International	14,772	27	35	0.73%	0.93%

Total on-balance sheet	$68,653	$186	$225	1.08%	0.99%

The following table summarizes pertinent delinquency experience in the consumer automotive retail contract portfolio.

	Percent of retail contracts
	30 days or more past due (a)

	Managed		On-balance sheet

March 31,	2006	2005	2006	2005

North America	2.34%	2.09%	2.53%	2.24%
International	2.54%	2.67%	2.54%	2.67%
Total	2.40%	2.24%	2.53%	2.36%

(a)	Past due contracts are calculated on the basis of the average number of contracts delinquent during a month and exclude accounts in bankruptcy.
In addition to the preceding loss and delinquency data, the following table summarizes bankruptcies and repossession information for the United States consumer automotive retail contract portfolio (which represents approximately 61% of our on-balance sheet consumer automotive retail contract portfolio):

	Managed		On-balance sheet

Three months ended March 31,	2006	2005	2006	2005

Average retail contracts in bankruptcy (in units)	103,521	96,279	101,863	91,510
Bankruptcies as a percent of average number of contracts outstanding	2.83%	1.98%	2.93%	2.02%
Retail contract repossessions (in units)	25,133	27,078	24,883	25,750
Annualized repossessions as a percent of average number of contracts outstanding	2.73%	2.23%	2.84%	2.28%

Management’s Discussion and Analysis
General Motors Acceptance Corporation
The following table summarizes activity related to the consumer allowance for credit losses for our Financing operations.

Period ended March 31, ($ in millions)	2006	2005

Allowance at beginning of period	$1,618	$2,035
Provision for credit losses	28	177
Charge-offs
Domestic	(193)	(221)
Foreign	(43)	(50)

Total charge-offs	(236)	(271)

Recoveries
Domestic	38	36
Foreign	13	11

Total recoveries	51	47

Net charge-offs	(185)	(224)
Impacts of foreign currency translation	1	(10)
Securitization activity	1	—

Allowance at March 31,	$1,463	$1,978
Allowance coverage (a)	2.23%	2.21%

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet consumer automotive retail contracts.
Charge-offs in the North American Automotive portfolio decreased consistent with the decline in the level of overall managed and on balance sheet receivables as we continue to execute more whole loan sales. However, similar to securitizations as described above, the process of creating a pool of retail finance receivables for whole loan sales typically involves excluding retail contracts that are greater than 30 days delinquent at such time and selecting from a pool of receivables currently outstanding which, therefore represents seasoned contracts. A seasoned portfolio that excludes delinquent contracts historically results in better credit performance, and as a result the increase in whole loan activity over the past year has impacted the charge-offs as a percentage of the managed and on-balance sheet portfolio when compared to the comparable period in the prior year. This impact of whole loan activity is the primary reason for the increase in charge-offs as a percentage of retail receivables and delinquencies over the past year. On an overall servicing portfolio basis (which includes receivables sold in whole loan transactions but still serviced), both charge-offs and delinquencies for the first quarter 2006 have been relatively consistent with the first quarter 2005. On a servicing portfolio basis, charge-offs in the North American Automotive portfolio were 0.92% and 0.90% for the first three months of 2006 and 2005, respectively. On a servicing portfolio basis, delinquencies in the North American Automotive portfolio increased slightly (2.10% and 2.01% for the quarters ended March 31, 2006 and 2005, respectively) primarily due to customers affected by Hurricane Katrina. The increase in the number of bankruptcies in the U.S. portfolio from the prior year reflects increased activity as a result of legislation effective October 17, 2005, which made it more difficult for U.S. consumers to qualify for bankruptcy protection in the future. As a result, the increase in bankruptcies outstanding reflects an acceleration of bankruptcy filings in the prior year and does not reflect an overall deterioration in credit quality of the portfolio. Since the time of the effective date of the legislation, the number of bankruptcy filings has declined. Credit fundamentals in our International Automotive operations continue to improve with both delinquencies and charge-offs lower than prior period levels.
The allowance for credit losses as a percentage of the total on-balance sheet consumer portfolio remained stable in comparison to the prior period as the consumer allowance quarter over quarter decreased along with automotive retail asset levels.
Commercial Credit
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
At March 31, 2006, the only commercial receivables that had been securitized and accounted for as off-balance sheet transactions represent wholesale lines of credit extended to automotive dealerships, which historically experience low charge-offs. Since only wholesale

Management’s Discussion and Analysis
General Motors Acceptance Corporation
accounts have historically been securitized, the amount of charge-offs on our managed portfolio is the same as the on-balance sheet portfolio. As a result, only the on-balance sheet commercial portfolio credit experience is presented in the following table:

	Total loans	Impaired loans (a)

	March 31,	March 31,	Dec 31,	March 31,
($ in millions)	2006	2006	2005	2005

Wholesale	$21,734	$294	$299	$599
		1.35%	1.45%	2.52%
Other commercial financing	10,444	408	475	616
		3.91%	4.56%	5.04%

Total on-balance sheet	$32,178	$702	$774	$1,215
		2.18%	2.50%	3.38%

(a)	Includes loans where it is probable that we will be unable to collect all amounts due according to the terms of the loan.

	Average	Annualized charge-offs
	loans	net of recoveries

Three months ended March 31, ($ in millions)	2006	2006	2005

Wholesale	$21,232	$—	$1
		—%	0.02%
Other commercial financing	10,251	40	5
		1.56%	0.17%

Total on-balance sheet	$31,483	$40	$6
		0.51%	0.06%

The following table summarizes the activity related to the commercial allowance for credit losses for our Financing operations:

	First Quarter

Three months ended March 31, ($ in millions)	2006	2005

Allowance at beginning of period	$245	$322
Provision for credit losses	(18)	5
Charge-offs
Domestic	(46)	(7)
Foreign	(1)	(1)

Total charge-offs	(47)	(8)

Recoveries
Domestic	5	2
Foreign	2	—

Total recoveries	7	2

Net charge-offs	(40)	(6)
Impacts of foreign currency	—	(3)

Allowance at end of period	$187	$318

Net charge-offs in the commercial portfolio remain at traditionally low levels. Charge-offs in the commercial portfolio increased as compared to 2005 as a result of an increase in the amount of charge-offs at our Commercial Finance Group (included in other commercial financing in the preceding table) related to a few specific accounts that were previously provided for.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Mortgage Operations
Our Mortgage Operations are comprised of one reporting segment: ResCap. Additionally, the Mortgage Operations includes an equity interest in Capmark (formerly GMAC Commercial Mortgage), which is reflected in Note 10 (Segment Information) in the “Other” column. On March 23, 2006, we sold approximately 78% of our equity in GMAC Commercial Mortgage for approximately $1.5 billion in cash. Refer to Note 1 to the Condensed Consolidated Financial Statements for further details.
The principal activities of ResCap involve the origination, purchase, servicing, sale and securitization of consumer (i.e., residential) and commercial mortgage loans and mortgage related products (e.g., real estate services). Typically, mortgage loans are originated and sold to investors in the secondary market, including securitization transactions in which the assets are legally sold but are accounted for as secured financings. For additional information, please refer to ResCap’s quarterly report on Form 10-Q for the period ended March 31, 2006, filed separately with the SEC, which report is not deemed incorporated into any of our filings under the Securities Act or the Exchange Act.
Results of Operations
Net income for our Mortgage operations is summarized as follows:

Three months ended March 31, ($ in millions)	2006	2005

ResCap	$201	$322
Other (a)	29	63

Net Income	$230	$385

(a)	Represents GMAC Commercial Mortgage earnings.
Mortgage operations earned $230 million in the first quarter of 2006, a decrease of 40% from $385 million earned in the first quarter of 2005. These results reflect decreases in both ResCap and GMAC Commercial Mortgage. ResCap earned $201 million for the first quarter of 2006, representing a decrease from the $322 million earned in the same period of the prior year. ResCap’s earnings were negatively impacted by lower net margins resulting from both pricing pressures and higher funding costs. Our earnings related to GMAC Commercial Mortgage were $29 million, representing operating income of $50 million prior to the close of the transaction and equity earnings after the close, and a loss on sale of $21 million, after closing costs.

Management’s Discussion and Analysis
General Motors Acceptance Corporation
The following describes the results of operations for ResCap.
ResCap
The following table summarizes the operating results for ResCap for the periods indicated. The amounts presented are before the elimination of balances and transactions with our other reporting segments.

Three months ended March 31,
($ in millions)	2006	2005	Change	%

Revenue
Total financing revenue	$1,700	$1,185	$515	43
Interest and discount expense	(1,436)	(765)	(671)	(88)
Provision for credit losses	(123)	(133)	10	8

Net financing revenue	141	287	(146)	(51)
Mortgage servicing fees	375	349	26	8
MSR amortization and impairment	—	(140)	140	100
Change in fair value	195	—	195	100
MSR risk management activities	(381)	(24)	(357)	(1,488)

Net loan serving income	189	185	4	2
Gains on sale of loans	267	329	(62)	(19)
Other income	344	323	21	7
Noninterest expense	(602)	(595)	(7)	(1)
Income tax expense	(138)	(207)	69	33

Net income	$201	$322	($121)	(38)

Investment securities	$4,409	$7,144	($2,735)	(38)
Loans held for sale	18,171	16,312	1,859	11
Loans held for investment, net	85,084	64,134	20,950	33
Mortgage servicing rights	4,526	3,672	854	23
Other assets	9,724	7,033	2,691	38

Total assets	$121,914	$98,295	$23,619	24

ResCap earned $201 million in the first quarter of 2006, a decrease of 38% from $322 million earned in the first quarter of 2005. Net financing revenue was negatively impacted by higher interest and discount expense driven by an increase in short-term market interest rates and the resulting flattening of the yield curve. However, the increase in interest and discount expense was partially offset by an increase in financing revenues from higher asset levels due to higher loan production as well as continued favorable trends in credit loss provisions. Mortgage loan asset levels increased 32% from $65 billion in the first quarter of 2005 to $86 billion in the first quarter of 2006. Our domestic loan production increased despite the decline in the overall domestic mortgage origination market, resulting in an increase in our market share.
Net loan servicing income remained relatively flat as the favorable impact of higher mortgage servicing fees and lower MSR amortization and impairment was offset by negative hedging results. The decline in MSR amortization and impairment is due to the adoption of SFAS 156 on January 1, 2006. As a result of the adoption, mortgage servicing rights are carried at estimated fair value, and are no longer amortized.
Gains on sales of loans decreased due to a significant gain in 2005 realized upon the sale of a portfolio of distressed mortgage loans. Absent this, mortgage loan gains were relatively consistent with the prior year as the favorable impact from higher sales volume was offset by lower margins due to competitive pricing pressures.
In April 2006 we signed a definitive agreement to sell our equity interest in a regional homebuilder. The agreement provides that completion of the sale is subject to certain conditions. We expect to close this cash transaction during the second quarter of 2006. Upon closing, we expect to record a gain that is estimated to be material to our results of operations. We are selling our entire equity investment in this regional home builder and, under the equity method of accounting, our share of pretax income recorded from this investment approximated $20.1 million and $13.4 million for the three months ended March 31, 2006 and 2005, respectively, and $95.8 million for the year ended December 31, 2005.

Management’s Discussion and Analysis
General Motors Acceptance Corporation
Mortgage Loan Production, Sales and Servicing
Our mortgage loan production for the three months ended March 31, 2006 was $41.6 billion, an increase of 14.0% compared to $36.5 billion in the same period in 2005. Our domestic loan production increased 7.5% and international mortgage loan production almost doubled in 2006 compared to the same period in 2005. Our loan production increased, while the overall domestic mortgage origination market declined, resulting in an increase in our market share. The domestic mortgage origination market was estimated to be $526 billion for the three months ended March 31, 2006, a decrease of 12.0%, compared to an estimated $598 billion for the comparable period in 2005. The market share growth has been achieved through effectively changing our product offerings, and pricing in our markets.
The following summarizes mortgage loan production for the periods indicated.

Three months ended March 31, ($ in millions)	2006	2005

Consumer:
Principal amount by product type:
Prime conforming	$8,569	$14,188
Government	861	1,197
Prime nonconforming	11,727	10,068
Prime second-lien	5,815	2,488
Nonprime	9,096	5,616

Total U.S. production	36,068	33,557
International	5,512	2,904

Total	$41,580	$36,461

Principal amount by origination channel:
Retail and direct channels	$6,678	$8,481
Correspondent and broker channels	29,390	25,076

Total U.S. production	36,068	33,557
International	5,512	2,904

Total	$41,580	$36,461

Number of loans (in units):
Retail and direct channels	60,888	66,401
Correspondent and broker channels	190,852	153,249

Total U.S. production	251,740	219,650
International	26,511	14,621

Total	278,251	234,271

Management’s Discussion and Analysis
General Motors Acceptance Corporation
The following summarizes the residential mortgage servicing portfolio for the periods indicated.

	March 31,	December 31,
($ in millions)	2006	2005

Consumer:
Principal amount by product type:
Prime conforming	$189,307	$186,405
Government	18,160	18,098
Prime nonconforming	83,103	76,980
Prime second-lien	20,573	17,073
Nonprime	57,108	56,373

Total U.S.	368,251	354,929
International	24,865	23,711

Total	$393,116	$378,640

Principal amount by investor composition:
Agency	46%	43%
Private investor	47%	51%
Owned and other	7%	6%
Number of loans (in units)	3,045,334	2,965,048
Average loan size ($ per loan)	$129,088	$129,001
Weighted average service fee (basis points)	36	37

Consumer Credit
The following table summarizes the nonperforming assets in our Mortgage operations. Nonperforming assets are nonaccrual loans, foreclosed assets and restructured loans. Mortgage loans and lending receivables are generally placed on nonaccrual status when they are 60 days or more past due, or when the timely collection of the principal of the loan, in whole or in part, is doubtful. Management’s classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part.

	March 31,	December 31,	March 31,
($ in millions)	2006	2005	2005

Nonperforming loans:
Prime conforming	$6	$10	$13
Government	—	—	14
Prime non-conforming	343	361	249
Prime second-lien	190	85	58
Nonprime (a)	5,680	5,731	4,804

Total nonaccrual loans	6,219	6,187	5,138
Foreclosed assets	623	501	562

Total nonperforming assets	$6,842	$6,688	$5,700
As a % of total loan portfolio	9.46%	9.70%	10.18%

(a)	Includes $242, $374 and $895 at March 31, 2006, December 31, 2005 and March 31, 2005, respectively, of loans that were purchased as distressed assets, and as such, were considered nonperforming at the time of purchase.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

The following table summarizes the activity related to the consumer allowance for credit losses for our Mortgage operations.

Three months ended March 31, ($ in millions)	2006	2005

Allowance at beginning of period	$1,065	$916
Provision for credit losses	129	128
Charge-offs:
Domestic	(128)	(125)
Foreign	(2)	(1)

Total charge-offs	(130)	(126)

Recoveries:
Domestic	15	11
Foreign	—	3

Total recoveries	15	14

Net charge-offs	(115)	(112)
Securitization activity	—	(1)

Allowance at March 31,	$1,079	$931
Allowance coverage (a)	1.46%	1.66%

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet residential mortgage loans held for investment at the end of the period.
The decrease in allowance for credit losses as a percentage of the total on-balance sheet residential mortgage loan portfolio is due to favorable severity assumptions driven by home price appreciation and a reduction in the percentage of nonperforming mortgage loans held for investment as a percentage of total mortgage loans held for investment.
Commercial Credit
Our residential mortgage operations have commercial credit exposure through warehouse and construction lending related activities. The following table summarizes the nonperforming assets and net charge-offs in ResCap’s on-balance sheet held for investment lending receivables portfolios for each of the periods presented. Nonperforming lending receivables are nonaccrual loans, foreclosed assets and restructured loans. Lending receivables are generally placed on nonaccrual status when they are 90 days or more past due or when timely collection of the principal of the loan, in whole or in part, is doubtful. Management’s classification of a receivable as nonaccrual does not necessarily indicate that the principal amount of the loan is uncollectible in whole or in part.

	March 31,	December 31,	March 31,
($ in millions)	2006	2005	2005

Nonperforming lending receivables:
Warehouse	$25	$42	$5
Construction	9	8	10
Other	17	17	4

Total nonaccrual lending receivables	51	67	19
Foreclosed assets	3	5	—

Total nonperforming assets	$54	$72	$19
As a % of total lending receivables portfolio	0.43%	0.54%	0.21%

GMAC Commercial Mortgage
On March 23, 2006, we closed on the sale of approximately 78 percent of our equity in GMAC Commercial Mortgage for approximately $1.5 billion in cash. At the closing, GMAC Commercial Mortgage also repaid to us approximately $7.3 billion in intercompany loans, bringing the total cash proceeds from the sale to $8.8 billion. Effective with the date of the sale, GMAC Commercial Mortgage changed its name to Capmark Financial Group Inc.
We retained an equity voting interest in Capmark and have representation on its Board of Directors. We no longer have a majority ownership or a majority controlling interest in Capmark but do have the ability to exercise significant influence, and have accounted for our remaining interest of $432 million under the equity method of accounting. In addition to our equity investment, we have an investment of

Management’s Discussion and Analysis
General Motors Acceptance Corporation
$250 million of subordinated indenture notes issued by CapMark. Our total investment of $682 million is reflected in Other assets in the Condensed Consolidated Balance Sheet.
Our net after-tax earnings in the first quarter of 2006 related to GMAC Commercial Mortgage was $29 million, representing operating income of $50 million prior to the close of the transaction and equity earnings after the close, and a loss on the sale of $21 million, after closing costs. This compares to operating net income of $63 million recognized in the first quarter of 2005 when Commercial Mortgage was fully consolidated in our results.
As Capmark achieved certain credit ratings as a result of the sale transaction, prior to, or at the time of closing we were released from all existing financial guarantees related to GMAC Commercial Mortgage. Certain non-financial guarantees did survive closing, but we will be indemnified by Capmark for payments made or liabilities incurred by us in connection with these guarantees. Our maximum exposure under these non-financial guarantees is approximately $350 million. As the potential for loss under these arrangements is remote, no liability for the fair value of our obligation has been recognized for these guarantees in our financial statements as of March 31, 2006.

Insurance Operations
GMAC Insurance insures automobile service contracts and underwrites personal automobile insurance coverages (ranging from preferred to non-standard risks) and selected commercial insurance reinsurance coverages. Refer to pages 42-45 of our 2005 Annual Report on Form 10-K for further discussion of the business profile of our Insurance operations.
Results of Operations
The following table summarizes the operating results of GMAC Insurance for the periods indicated. The amounts presented are before the elimination of balances and transactions with our other operating segments.

Three months ended March 31, ($ in millions)	2006	2005	Change	%

Revenue
Insurance premiums and service revenue earned	$1,004	$911	$93	10
Investment income	105	90	15	17
Other income	32	37	(5)	(14)

Total revenue	1,141	1,038	103	10
Insurance losses and loss adjustment expenses	(597)	(589)	(8)	(1)
Acquisition and underwriting expense	(330)	(284)	(46)	(16)
Premium tax and other expense	(28)	(22)	(6)	(27)

Income before income taxes	186	143	43	30
Income tax expense	(57)	(48)	(9)	(19)

Net income	$129	$95	$34	36

Total assets	$13,739	$11,921	$1,818	15

Insurance premiums and service revenue written	$1,070	$1,090	($20)	(2)

Combined Ratio (a)	91.3%	93.8%

(a)	Management uses combined ratio as a primary measure of underwriting profitability, with its components measured using GAAP. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all reported losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.
Net income from Insurance operations totaled $129 million in the first quarter of 2006, up $34 million or 36% over first quarter 2005 earnings of $95 million. The increase in net income is due to favorable underwriting results, driven by a lower level of incurred losses, as exhibited by the decrease in the combined ratio to 91.3% from 93.8% in the first quarter of 2005 and recognized capital gains. In addition, first quarter 2006 results also benefited from the strategic acquisition of MEEMIC, a personal lines business that offers automobile and homeowners insurance in the Midwest. The favorable impact of these items in the first quarter of 2006 was partially offset by increased acquisition and underwriting expenses commensurate with increased volumes and returns.
Insurance premiums and service revenue earned increased 10% over the same period in the prior year, primarily due to the acquisition of MEEMIC, growth in the extended service contract and international personal lines operations. The increase was partially offset by lower

Management’s Discussion and Analysis
General Motors Acceptance Corporation
insurance premiums in the existing U.S. personal lines operations, due to competitive pricing pressures, and a decline in the auto dealer physical damage product due to lower dealer inventories.
The increase in investment income quarter over quarter was attributable to higher interest income on a larger fixed income portfolio, partially mitigated by lower yields. The higher level of capital gains over the same period in the prior year is in line with the current business strategy.

Critical Accounting Estimates
We have identified critical accounting estimates that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition, results of operations or cash flows under different conditions or using different assumptions.
Our most critical accounting estimates are:

•	Determination of the allowance for credit losses

•	Valuation of automotive lease residuals

•	Valuation of mortgage servicing rights

•	Valuation of interests in securitized assets

•	Determination of reserves for insurance losses and loss adjustment expenses
The adoption of SFAS 156 as of January 1, 2006, requires us to present our servicing rights at fair value for those classes of servicing rights for which we have elected the fair value method.
There have been no other significant changes in the methodologies and processes used in developing these estimates from what is described in our 2005 Annual Report on Form 10-K.

Funding and Liquidity
Funding Sources and Strategy
Our liquidity and our ongoing profitability is in large part, dependent upon our timely access to capital and the costs associated with raising funds in different segments of the capital markets. Over the past several years, our funding strategy has focused on the development of diversified funding sources across a global investor base, both public and private and, as appropriate, the extension of debt maturities. In addition, we maintain a large cash reserve ($22 billion at March 31, 2006) including certain marketable securities that can be utilized to meet our obligations in the event of any market disruption. As part of our cash management strategy, from time to time, we repurchase previously issued debt but do so in a manner that does not compromise overall liquidity. This multi-faceted strategy, combined with a continuous prefunding of requirements, is designed to enhance our ability to meet our obligations.
The diversity of our funding sources enhances funding flexibility, limits dependence on any one source of funds and results in a more cost effective strategy over the longer term. In developing this approach, management considers market conditions, prevailing interest rates, liquidity needs and the desired maturity profile of our liabilities. This strategy has helped us maintain liquidity during periods of weakness in the capital markets, changes in our business or changes in our credit ratings. Despite our diverse funding sources and strategies, our ability to maintain liquidity may be affected by certain risk factors.

Management’s Discussion and Analysis
General Motors Acceptance Corporation
The following table summarizes our outstanding debt by funding source, excluding Commercial Mortgage balances, for the periods indicated:

	Outstanding

	March 31,	December 31,
($ in millions)	2006	2005

Commercial paper	$480	$524
Institutional term debt	74,706	82,557
Retail debt programs	32,885	34,482
Secured financings	124,287	121,138
Bank loans, and other	14,265	15,704

Total debt (a)	246,623	254,405
Customer deposits (b)	8,665	6,855
Off-balance sheet securitizations (c)
Retail finance receivables	5,467	3,165
Wholesale loans	20,612	20,724
Mortgage loans	86,862	77,573

Total funding	368,229	362,722
Less: cash reserves (d)	(22,114)	(19,605)

Net funding	$346,115	$343,117

Leverage ratio covenant (e)	6.6:1	7.5:1

Funding Commitments ($ in billions)
Bank liquidity facilities (f)	$44.3	$44.1
Secured funding facilities (g)	$108.0	$114.9

(a)	Excludes fair value adjustment as described in Note 7 to the Condensed Consolidated Financial Statements.

(b)	Includes consumer and commercial bank deposits and dealer wholesale deposits. Beginning March 2006, includes factored client deposits.
(c)	Represents net funding from securitizations of retail and wholesale automotive receivables and mortgage loans accounted for as sales, further described in Note 8 to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K.
(d)	Includes $17.3 billion in cash and cash equivalents and $4.8 billion invested in marketable securities at March 31, 2006, and $15.4 billion and $4.2 billion at December 31, 2005, respectively.
(e)	As described in Note 7 to the Condensed Consolidated Financial Statements, our liquidity facilities and certain other funding facilities contain a leverage ratio covenant of 11.0:1, which excludes from debt, securitization transactions that are accounted for on-balance sheet as secured financings (totaling $98,478 and $94,346 at March 31, 2006, and December 31, 2005, respectively). Our debt to equity ratio was 10.9:1 and 11.9:1, at March 31, 2006 and December 31, 2005, respectively, as determined by accounting principles generally accepted in the United States of America, which was the former basis for the leverage ratio covenant.
(f)	Represents both committed and uncommitted bank liquidity facilities. Refer to Note 7 to the Condensed Consolidated Financial Statements for details.
(g)	Represents both committed and uncommitted secured funding facilities. Includes commitments with third-party asset-backed commercial paper conduits as well as forward flow sale agreements with third parties and repurchase facilities. Refer to Note 7 to the Condensed Consolidated Financial Statements for details.
In the second and third quarters of 2005, our unsecured debt ratings (excluding ResCap) were lowered to a non-investment grade rating by three of the four nationally recognized rating agencies that rate us (refer to the Credit Ratings section of this MD&A for further information). These downgrades were a continuation of a series of credit rating actions over the past few years caused by concerns as to the financial outlook of GM, including its overall market position in the automotive industry and its burdensome health care obligations, as well as the uncertainty surrounding the auto parts supplier Delphi Corporation and its impact on GM’s financial condition. As a result of these rating actions, our unsecured credit spreads widened to unprecedented levels in 2005. In anticipation of, and as a result of, these credit rating actions, we modified our diversified funding strategy to focus on secured funding and automotive whole loan sales. These funding sources are generally not directly affected by ratings on unsecured debt and therefore offer both stability in spread and access to the market. In the first quarter of 2006, secured funding and whole loan sales represented 95% of our U.S. automotive term funding volume. The increased use of whole loan sales is part of the migration to an originate and sell model for the U.S. automotive finance business. In the first quarter of 2006, we executed $5.7 billion in whole loan sales.

Management’s Discussion and Analysis
General Motors Acceptance Corporation
In addition, through our banking activities in our mortgage and automotive operations, bank deposits (certificates of deposits and brokered deposits) have become an important funding source for us. We have also been able to diversify our unsecured funding through the formation of ResCap. ResCap, an indirect wholly owned subsidiary, was formed as the holding company of our residential mortgage businesses and in the second quarter of 2005 successfully achieved an investment grade rating (separate from GMAC). To date, ResCap has issued $10.5 billion in public and private unsecured debt and closed a $3.5 billion syndication of its bank facilities. The syndication, which closed in July 2005, consisted of a $1.75 billion syndicated term loan; an $875 million syndicated line of credit committed through July 2008 and an $875 million syndicated line of credit committed through July 2006. In the fourth quarter of 2005, ResCap filed a $12 billion shelf registration statement in order to offer senior and/or subordinated debt securities and has issued $5.5 billion in unsecured debt to date from this shelf. In February 2006, $1.75 billion was issued off of this shelf with a portion of the proceeds from the notes used to repay a portion of intercompany borrowings. In April 2006, $2.5 billion was issued off of this shelf and $1 billion in subordinated notes was privately placed with the proceeds from these issuances, used to repay a portion of the remaining $3.6 billion subordinated note to us, thus providing additional liquidity.
As previously disclosed, on March 23, 2006, we completed the sale of 78% of our equity in GMAC Commercial Mortgage. Under the terms of the transaction, we received $8.8 billion at closing which is comprised of sale proceeds and repayment of intercompany debt, thereby increasing our liquidity position and reducing the amount of funding required. Please refer to Note 1 of our Condensed Consolidated Financial Statements for further details.
The change in focus in the funding strategy has allowed us to maintain adequate access to capital and a sufficient liquidity position despite reductions in and limited access to traditional unsecured funding sources (i.e., commercial paper, term debt, bank loans and lines of credit) due to the deterioration in our unsecured credit rating. Unsecured sources most impacted by the reduction in our credit rating have been our commercial paper programs, the term debt markets, certain bank loan arrangements primarily in Mortgage and International Automotive operations, as well as Fannie Mae custodial borrowing arrangements at ResCap.
A further reduction of our credit rating could increase borrowing costs and further constrain our access to unsecured debt markets, including capital markets for retail debt. In addition, a further reduction of our credit ratings could increase the possibility of additional terms and conditions in any new or replacement financing arrangements and impact elements of certain existing secured borrowing arrangements. However, our funding strategy has increased our focus on expanding and developing diversified secured funding sources and increased use of automotive whole loan sales that are not directly impacted by ratings on our unsecured debt.
With limited access to traditional unsecured funding sources, management will continue to diversify and expand our use of asset-backed funding and we believe that our funding strategy will provide sufficient access to the capital markets to meet our short- and medium-term funding needs. Notwithstanding the foregoing, management believes that the current ratings situation and outlook increases the level of risk to our long-term ability to sustain the current level of asset originations. In an effort to mitigate this risk, on April 3, 2006, GM announced that it agreed to sell a 51 percent controlling interest in us to a consortium led by Cerberus Capital Management, which is expected to close in the fourth quarter of this year. In addition to continuing to enable us to support the sale of GM vehicles, the transaction is intended to support our strategic goal of a stable investment grade rating and profitable growth. In connection with the targeted fourth quarter sale closing, we plan to arrange two asset-backed funding facilities that total $25 billion, which will support our ongoing business and enhance our liquidity position. A $10 billion facility is expected to be available before closing and the other facility is expected to be available on or after closing. Citigroup has committed $12.5 billion in the aggregate to these two facilities. The funding facilities are in addition to Citigroup’s initial equity investment in us. There can be no assurance that this transaction will be successful in achieving a stable investment grade rating and therefore we plan to maintain the current conservative funding strategy until risks to closing the transaction are reduced.
Credit Ratings
The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. This is particularly true for certain term debt institutional investors whose investment guidelines require investment grade term ratings and for short-term institutional investors (money markets in particular) whose investment guidelines require the two highest rating categories for short-term debt. Substantially all of our debt has been rated by nationally recognized statistical rating organizations. Concerns over the competitive and financial strength of GM, including how it will fund its burdensome health care liabilities and uncertainties at Delphi Corporation, have resulted in a series of credit rating actions, which commenced late in 2001. In the second and third quarters of 2005, Standard & Poor’s, Fitch and Moody’s downgraded GMAC’s (excluding ResCap) senior debt to a non-investment grade rating with DBRS continuing to maintain an investment grade rating on our senior debt. As a result of GM’s announcement on October 17, 2005 that it was exploring the possible sale of a controlling interest in us to a strategic partner, the

Management’s Discussion and Analysis
General Motors Acceptance Corporation
four rating agencies changed our review status to either evolving or developing. Most recently, on March 16, 2006, Moody’s placed our senior unsecured ratings under review for a possible downgrade following GM’s announcement that it would delay filing its annual report on Form 10-K with the SEC. Following the April 3, 2006 announcement by GM that it agreed to sell a 51 percent controlling interest in us, Fitch revised our rating watch status to positive from evolving, indicating that the ratings may be upgraded or maintained at current levels.
The following summarizes our current ratings, outlook and the date of last rating action by the respective nationally recognized rating agencies.

Rating	Commercial	Senior
Agency	Paper	Debt	Outlook	Date of Last Rating Action

Fitch	B	BB	Positive	September 26, 2005 (a)
Possible
Moody’s	Not-Prime	Ba1	downgrade	August 24, 2005 (b)
S&P	B-1	BB	Developing	May 5, 2005 (c)
DBRS	R-2 (low)	BBB (low)	Developing	August 2, 2005 (d)

(a)	Fitch downgraded our senior debt to BB from BB+, affirmed the commercial paper rating of B, and on October 17, 2005, placed the ratings on Rating Watch Evolving, and on April 3, 2006, changed the rating watch status to Positive.
(b)	Moody’s lowered our senior debt to Ba1 from Baa2, downgraded the commercial paper rating to Not-Prime from Prime-2, and on October 17, 2005, changed the review status of the long-term debt ratings to direction uncertain and on March 16, 2006 changed the review status of the senior debt ratings to possible downgrade.
(c)	Standard & Poor’s downgraded our senior debt to BB from BBB-, downgraded the commercial paper rating to B-1 from A-3, and on October 10, 2005, changed the outlook to CreditWatch with developing implications.
(d)	DBRS downgraded our senior debt to BBB (low) from BBB, downgraded the commercial paper rating to R-2 (low) from R-2 (middle), and on October 11, 2005, placed the ratings under review with developing implications and affirmed the review status on October 17, 2005.
In addition, ResCap, our indirect wholly owned subsidiary, has investment grade ratings (separate from GMAC) from the nationally recognized rating agencies. The following table summarizes ResCap’s current ratings, outlook and the date of the last rating or outlook change by the respective agency.

Rating	Commercial	Senior
Agency	Paper	Debt	Outlook	Date of Last Rating Action

Fitch	F3	BBB-	Positive	September 26, 2005 (a)
Possible
Moody’s	P3	Baa3	downgrade	August 24, 2005 (b)
S&P	A-3	BBB-	Developing	June 9, 2005 (c)
DBRS	R-2 (middle)	BBB	Developing	June 9, 2005 (d)

(a)	Fitch downgraded the senior debt of ResCap to BBB- from BBB, downgraded the commercial paper rating to F3 from F2, and on October 17, 2005, placed the ratings on Rating Watch Evolving, and on April 3, 2006, changed the rating watch status to Positive.
(b)	Moody’s downgraded the senior debt of ResCap to Baa3 from Baa2, downgraded the commercial paper rating to P3 from P2, on October 17, 2005, changed the review status of the long-term debt ratings to direction uncertain and on March 16, 2006, changed the review status of the senior debt ratings to possible downgrade.
(c)	Standard & Poor’s initial ratings for ResCap were assigned, and on October 10, 2005, S&P changed the outlook to CreditWatch with developing implications.
(d)	DBRS initial ratings for ResCap were assigned, and on October 11, 2005, DBRS placed the ratings under review with developing implications and affirmed the review status on October 17, 2005.

Management’s Discussion and Analysis
General Motors Acceptance Corporation

Off-balance Sheet Arrangements
We use off-balance sheet entities as an integral part of our operating and funding activities. For further discussion of our use of off-balance sheet entities, refer to the Off-balance Sheet Arrangements section in our 2005 Annual Report on the Form 10-K.
The following table, which excludes GMAC Commercial Mortgage activity, summarizes assets carried off-balance sheet in these entities.

	March 31,	December 31,
($ in billions)	2006	2005

Securitization (a)
Retail finance receivables	$8.2	$6.0
Wholesale loans	21.3	21.4
Mortgage loans	89.4	79.4

Total securitization	118.9	106.8
Other off-balance sheet activities
Mortgage warehouse	0.6	0.6
Other mortgage	0.2	0.2

Total off-balance sheet activities	$119.7	$107.6

(a)	Includes only securitizations accounted for as sales under SFAS 140, as further described in Note 8 to the Consolidated Financial Statements to our 2005 Annual Report on Form 10-K.

Accounting and Reporting Developments
FSP FAS 115-1 and 124-1 — In November 2005 the FASB issued FSPs FAS 115-1 and 124-1 to address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impaired loss. This FSP nullified certain requirements of Emerging Issues Task Force 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), and references existing other-than-temporary guidance. Furthermore, this FSP creates a three-step process in determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. This FSP is effective for reporting periods beginning after December 15, 2005. Adoption of this FSP did not have a material impact on our financial condition or results of operations.
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
Statement of Financial Accounting Standards No. 154 — In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”), that addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS 154 requires retrospective application to prior

Management’s Discussion and Analysis
General Motors Acceptance Corporation
periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

Consolidated Operating Results
The following section provides a discussion of our consolidated results of operations as displayed in the Condensed Consolidated Statement of Income. The individual business segment sections of this MD&A provide a further discussion of the operating results.
Revenues
Total revenue increased by $514 million in the first three months of 2006, compared to the same period of 2005, primarily due to increases in operating lease income, revenue from mortgage loans held for sale and mortgage consumer interest income. These increases were partially offset by a decline in consumer auto revenue.
Interest and discount expense increased by $561 million in the first three months of 2006, as compared to the same period of the prior year. This increase is the result of the negative impact of higher funding costs due to an increase in overall market interest rates and wider corporate credit spreads as a result of our lower credit ratings. The provision for credit losses decreased by $194 million in the first three months of 2006 as compared to the same period of 2005. The decrease is primarily due to lower consumer asset levels as a result of automotive whole loan sale activity, improved loss performance in our automotive international portfolio and favorable credit trends in our Mortgage operations.
Insurance premiums and service revenue earned increased by 10% in the first three months of 2006 as compared with the same period in 2005, as a result of the acquisition of MEEMIC, growth in the extended service contract line and international personal lines operations. Mortgage banking income decreased by $111 million in the first three months of 2006 compared with the same period in the prior year, primarily as a result of a decrease in the gain on sale of loans due to a significant gain in 2005 realized upon the sale of a portfolio of distressed mortgage loans.
Investment and other income increased by $91 million in the first three months of 2006 as compared to the same period in the prior year. The increases are primarily due to interest income from cash and cash reserve balances.
Expenses
Noninterest expense increased by $332 million for the first three months of 2006 as compared to the same period in the prior year. Depreciation expense on operating lease assets increased as a result of higher average operating lease asset levels as compared to the first quarter of 2005. Compensation and benefits expense decreased from a reduction in the OPEB liability allocation from GM. In addition, other operating expenses increased due to a decrease in the gain realized on the disposal of off-lease vehicles.

Forward Looking Statements
The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this Form 10-Q contains various forward-looking statements within the meaning of applicable federal securities laws, including the Private Securities Litigation Reform Act of 1995, that are based upon our current expectations and assumptions concerning future events, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated.
The words “anticipate,” “estimate,” “believe,” “expect,” “intend,” “may,” “plan,” “project,” “future” and “should” and any similar expressions are intended to identify forward-looking statements. Forward-looking statements involve a number of risks, uncertainties and other factors, including (but not limited to) the Risk Factors described in Item 1A of our 2005 Form 10-K, as updated in this Form 10-Q and which may be revised or supplemented in subsequent reports on SEC forms 10-Q and 8-K. Such factors include, among others, the following: the ability of GM to complete the previously announced transaction with a strategic investor regarding a controlling interest in us while maintaining a significant stake in us, securing separate credit ratings and low cost funding to sustain growth for us and ResCap and maintaining the mutually beneficial relationship between us and GM; changes in economic conditions, currency exchange rates, significant terrorist attacks or political instability in the major markets where we operate; changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of our products, the cost thereof or applicable tax rates; and the threat of terrorism, the outbreak or escalation of hostilities between the United States and any foreign power or territory and changes in international political conditions may continue to affect both the United States and the global economy and may increase other risks.

Controls and Procedures
General Motors Acceptance Corporation

Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Principal Executive Officer and our Principal Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on management’s evaluation, GMAC’s Principal Executive and Principal Financial Officer each concluded that our disclosure controls and procedures were not effective as of March 31, 2006 solely because of the material weakness in internal control over financial reporting with respect to the preparation, review, presentation and disclosure of the Consolidated Statement of Cash Flows as disclosed in our report on Form 10-K for year ended December 31, 2005.
In order to remediate this material weakness in our internal control over financial reporting, management is in the process of designing and implementing and continuing to enhance controls to aid in the correct preparation, review, presentation and disclosures of our Consolidated Statement of Cash Flows. We are continuing to monitor, evaluate and test the operating effectiveness of these controls.
There were no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Other Information
General Motors Acceptance Corporation

Legal Proceedings
We are subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against it. On February 17, 2006, Alex Mager filed a purported class action alleging certain violations of the Securities Act of 1933. Please refer to the Legal Proceedings section in our 2005 Annual Report on Form 10-K for the Mager matter and other information regarding pending governmental proceedings, claims and legal actions.

Risk Factors
Other than with respect to the risk factor below, there have been no material changes to the Risk Factors section of our 2005 Annual Report on Form 10-K. The risk factor below, which was disclosed on Form 10-K, has been modified to provide updated disclosure related to the sale of a controlling interest of GMAC by GM.
Risks Related to Our Controlling Stockholder
GM has agreed to sell a controlling interest in GMAC. There is a risk that the sale may not occur or, if it does occur, may not restore our investment grade rating or maintain ResCap’s investment grade ratings.
As previously announced, GM has agreed to sell 51% of the common liability company interests of GMAC (subsequent to the conversion of GMAC and most of our U.S. direct and indirect subsidiaries into limited liability companies) to a consortium of investors led by Cerberus Capital Management, L.P., a private investment firm which also includes Citigroup Inc. and Aozora Bank Ltd. as consortium members. Completion of the sale is subject to a number of conditions, including regulatory approvals, and there can be no assurance that the sale will occur. If the sale does not occur, this will put further pressure on both GM’s and our credit profiles, potentially resulting in further downgrades with our ratings likely re-linked to those of GM. Moreover, any reduction in the automotive finance capacity of GMAC could materially adversely affect GM’s business, to the extent that third party financing is not available to fund GM’s automotive sales. In the absence of a transaction:

•	Our access to capital may be seriously constrained, as most unsecured funding sources may decline, including bank funding;

•	The cost of funds related to borrowings that are secured by assets (known as ’secured funding’) may increase and this could lead to a reduction in liquidity for certain asset classes;

•	It may be increasingly difficult to securitize assets, resulting in reduced capacity to support overall automotive originations as well as reduced advances on future securitizations;

•	Uncompetitive funding costs may result in a lower return on capital and significantly lower earnings and dividends; and

•	We may need to consider divesting of certain businesses in order to maintain adequate liquidity to fund new originations or otherwise preserve the value of our business.
Other Risk Factors
The following risk factors, which were disclosed in our 2005 Form 10-K, have not materially changed since we filed our 2005 Form 10-K. See our Form 10-K for a complete discussion of these risk factors.
Risks Related to Our Business

•	We have recently experienced a series of credit rating actions, resulting in the downgrade of our credit ratings to historically low levels. Any further reduction of our credit ratings or failure to restore our credit ratings to higher levels could have a material adverse effect on our business.

•	Our business requires substantial capital, and if we are unable to maintain adequate financing sources, our profitability and financial condition will suffer and jeopardize our ability to continue operations.

•	Our indebtedness and other obligations are significant and could materially adversely affect our business.

•	The profitability and financial condition of our operations are dependent upon the operations of our parent, General Motors.

•	We have substantial credit exposure to General Motors.

Other Information
General Motors Acceptance Corporation

•	As a wholly owned subsidiary of GM, we are jointly and severally responsible with GM and its other subsidiaries for funding obligations under GM’s and its subsidiaries’ qualified U.S. defined benefit pension plans. Our financial condition and our ability to repay unsecured debt could be impaired if we were required to pay significant funding obligations for the GM plans.

•	We are exposed to credit risk which could affect our profitability and financial condition.

•	Our earnings may decrease because of increases or decreases in interest rates.

•	Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates and could affect our profitability and financial condition.

•	Our residential mortgage subsidiary’s ability to pay dividends and to prepay subordinated debt obligations to us is restricted by contractual arrangements.

•	A failure of or interruption in the communications and information systems on which we rely to conduct our business could adversely affect our revenues and profitability.

•	We use estimates and assumptions in determining the fair value of certain of our assets, in determining our allowance for credit losses, in determining lease residual values and in determining our reserves for insurance losses and loss adjustment expenses. If our estimates or assumptions prove to be incorrect, our cash flow, profitability, financial condition and business prospects could be materially adversely affected.

•	Our business outside the United States exposes us to additional risks that may cause our revenues and profitability to decline.

•	Our business could be adversely affected by changes in currency exchange rates.

•	General business and economic conditions of the industries and geographic areas in which we operate affect our revenues, profitability and financial condition.

•	Our profitability and financial condition may be materially adversely affected by decreases in the residual value of off-lease vehicles.

•	Fluctuations in valuation of investment securities or significant fluctuations in investment market prices could negatively affect revenues.

•	Changes in existing U.S. government-sponsored mortgage programs, or disruptions in the secondary markets in the United States or in other countries in which our mortgage subsidiaries operate, could adversely affect the profitability and financial condition of our mortgage business.

•	We may be required to repurchase contracts and provide indemnification if we breach representations and warranties from our securitization and whole loan transactions, which could harm our profitability and financial condition.

•	Significant indemnification payments or contract, lease or loan repurchase activity of retail contracts or leases or mortgage loans could harm our profitability and financial condition.

•	A loss of contractual servicing rights could have a material adverse effect on our financial condition, liquidity and results of operations.

•	The regulatory environment in which we operate could have a material adverse effect on our business and earnings.

•	The worldwide financial services industry is highly competitive. If we are unable to compete successfully or if there is increased competition in the automotive financing, mortgage and/or insurance markets or generally in the markets for securitizations or asset sales, our margins could be materially adversely affected.

Other Information
General Motors Acceptance Corporation

Other Information
None.

Exhibits
The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. Such Index is incorporated herein by reference.

Signatures
General Motors Acceptance Corporation
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 8th day of May, 2006.
General Motors Acceptance Corporation
(Registrant)
/s/ Sanjiv Khattri

Sanjiv Khattri
Executive Vice President and
Chief Financial Officer
/s/ Linda K. Zukauckas

Linda K. Zukauckas
Vice President and Corporate Controller

Index of Exhibits
General Motors Acceptance Corporation

Exhibit	Description	Method of Filing

2.1	Purchase and Sale Agreement by and among General Motors Corporation, General Motors Acceptance Corporation, GM Finance Co. Holdings Inc. and FIM Holdings LLC, dated as of April 2, 2006	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of April 2, 2006 (File No. 1-3754); incorporated herein by reference.

3.1	Certificate of Incorporation of GMAC Financial Services Corporation dated February 20, 1997	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 (File No. 1-3754); incorporated herein by reference.

3.2	Certificate of Merger of GMAC and GMAC Financial Services Corporation dated December 17, 1997	Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 (File No. 1-3754); incorporated herein by reference.

3.3	By-Laws of General Motors Acceptance Corporation as amended through April 1, 2004	Filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 1-3754); incorporated herein by reference.

4.1	Form of Indenture dated as of July 1, 1982 between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115; incorporated herein by reference.

4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653; incorporated herein by reference.

4.1.2	Form of Second Supplemental Indenture dated as of September 15, 1987 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236; incorporated herein by reference.

4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183; incorporated herein by reference.

4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705; incorporated herein by reference.

4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 33-75463; incorporated herein by reference.

4.2	Form of Indenture dated as of September 24, 1996 between the Company and The Chase Manhattan Bank, Trustee, relating to SmartNotes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023; incorporated herein by reference.

4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207; incorporated herein by reference.

4.3	Form of Indenture dated as of October 15, 1985 between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 2-99057; incorporated herein by reference.

4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-4661; incorporated herein by reference.

4.3.2	Form of Second Supplemental Indenture dated as of September 24, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company’s Registration Statement No. 33-6717; incorporated herein by reference.

4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company’s Registration Statement No. 33-12059; incorporated herein by reference.

Index of Exhibits
General Motors Acceptance Corporation

Exhibit	Description	Method of Filing

4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company’s Registration Statement No. 33-26057; incorporated herein by reference.

4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company’s Registration Statement No. 33-31596; incorporated herein by reference.

4.3.6	Form of Ninth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

4.3.7	Form of Seventh Supplemental Indenture dated as of September 15, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

4.4	Form of Indenture dated as of December 1, 1993 between the Company and Citibank, N.A., Trustee, relating to Medium-Term Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 33-51381; incorporated herein by reference.

4.4.1	Form of First Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.4	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-59551; incorporated herein by reference.

10	Copy of agreement dated as of October 22, 2001 between General Motors Corporation and General Motors Acceptance Corporation	Filed as Exhibit 10 to the Company’s current report on Form 8-K dated as of October 23, 2001 (File No. 1-3754); incorporated herein by reference.

12	Computation of ratio of earnings to fixed charges	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
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