Form 10-Q
period 2006-06-30
GMAC LLC
filed 2006-08-08
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission file number: 1-3754
GMAC LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-0572512 (I.R.S. Employer Identification No.)
200 Renaissance Center
P.O. Box 200 Detroit, Michigan
48265-2000
(Address of principal executive offices)
(Zip Code)
(313) 556-5000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as these terms are defined in Rule 12b-2 of the Exchange Act).
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

INDEX
GMAC LLC

		Page

Part I — Financial Information
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statement of Income for the Second Quarter and Six Months Ended June 30, 2006 and 2005	3
	Condensed Consolidated Balance Sheet as of June 30, 2006, and December 31, 2005	4
	Condensed Consolidated Statement of Changes in Stockholder’s Equity for the Six Months Ended June 30, 2006 and 2005	5
	Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2006 and 2005	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4.	Controls and Procedures	41
Part II — Other Information
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	43
Item 6.	Exhibits	43

Signatures		44
Index of Exhibits		45
Certificate of Formation of GMAC LLC dated July 20, 2006
Certificate of Conversion to Limited Liability Company of GMAC to GMAC LLC, dated July 20, 2006
Limited Liability Company Agreement of GMAC LLC, dated July 21, 2006
Computation of Ratio of Earnings to Fixed Charges
Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350

*	Item is omitted pursuant to the Reduced Disclosure Format, as set forth on the cover page of this filing.

Condensed Consolidated Statement of Income (unaudited)
GMAC LLC

	Second Quarter		Six Months

Period ended June 30, ($ in millions)	2006	2005	2006	2005

Revenue
Consumer	$2,548	$2,471	$5,114	$4,990
Commercial	782	748	1,508	1,371
Loans held for sale	371	347	851	728
Operating leases	2,026	1,751	3,954	3,416

Total financing revenue	5,727	5,317	11,427	10,505
Interest and discount expense	3,819	3,050	7,380	6,051

Net financing revenue before provision for credit losses	1,908	2,267	4,047	4,454
Provision for credit losses	285	201	420	530

Net financing revenue	1,623	2,066	3,627	3,924
Insurance premiums and service revenue earned	1,052	927	2,062	1,847
Gain on sale of mortgage and automotive loans, net	504	237	869	746
Servicing fees	446	423	918	843
Amortization and impairment of servicing rights	—	(335)	(23)	(500)
Servicing asset valuation and hedge activities, net	(171)	117	(356)	94
Investment income	297	403	555	653
Gain on sale of equity method investments, net	411	—	411	—
Other income	1,003	1,012	2,018	1,942

Total net revenue	5,165	4,850	10,081	9,549
Expense
Depreciation expense on operating lease assets	1,346	1,290	2,786	2,560
Compensation and benefits expense	665	772	1,383	1,583
Insurance losses and loss adjustment expenses	653	597	1,250	1,185
Other operating expenses	1,171	979	2,344	1,906

Total noninterest expense	3,835	3,638	7,763	7,234
Income before income tax expense	1,330	1,212	2,318	2,315
Income tax expense	430	396	746	771

Net income	$900	$816	$1,572	$1,544

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
GMAC LLC

	June 30,	December 31,
($ in millions)	2006	2005

Assets
Cash and cash equivalents	$17,186	$15,424
Investment securities	18,808	18,207
Loans held for sale	20,455	21,865
Assets held for sale	—	19,030
Finance receivables and loans, net of unearned income
Consumer	134,736	140,411
Commercial	47,568	44,574
Allowance for credit losses	(2,883)	(3,116)

Total finance receivables and loans, net	179,421	181,869
Investment in operating leases, net	34,495	31,211
Notes receivable from General Motors	5,140	4,565
Mortgage servicing rights	5,093	4,015
Premiums and other insurance receivables	2,147	1,873
Other assets	25,637	22,457

Total assets	$308,382	$320,516

Liabilities
Debt
Unsecured	$122,833	$133,269
Secured	124,945	121,138

Total debt	247,778	254,407
Interest payable	3,200	3,057
Liabilities related to assets held for sale	—	10,941
Unearned insurance premiums and service revenue	5,183	5,054
Reserves for insurance losses and loss adjustment expenses	2,642	2,534
Accrued expenses and other liabilities	23,041	18,381
Deferred income taxes	4,463	4,364

Total liabilities	286,307	298,738
Stockholder’s equity
Common stock, $.10 par value (10,000 shares authorized, 10 shares issued and outstanding) and paid-in capital	5,760	5,760
Retained earnings	15,338	15,190
Accumulated other comprehensive income	977	828

Total stockholder’s equity	22,075	21,778

Total liabilities and stockholder’s equity	$308,382	$320,516

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statement of Changes in
Stockholder’s Equity (unaudited)
GMAC LLC

Six months ended June 30, ($ in millions)	2006	2005

Common stock and paid-in capital
Balance at beginning of year and at June 30,	$5,760	$5,760

Retained earnings
Balance at beginning of year	15,190	15,491
Net income	1,572	1,544
Cumulative effect of a change in accounting principle, net of income taxes
Transfer of unrealized loss for certain available for sale securities to trading securities	(17)	—
Recognize mortgage servicing rights at fair value	4	—
Dividends paid	(1,411)	(1,000)

Balance at June 30,	15,338	16,035

Accumulated other comprehensive income (loss)
Balance at beginning of year	828	1,166
Other comprehensive income (loss)	132	(354)
Transfer of unrealized loss for certain available for sale securities to trading securities	17	—

Balance at June 30,	977	812

Total stockholder’s equity
Balance at beginning of year	21,778	22,417
Net income	1,572	1,544
Recognize mortgage servicing rights at fair value	4	—
Dividends paid	(1,411)	(1,000)
Other comprehensive income (loss)	132	(354)

Total stockholder’s equity at June 30,	$22,075	$22,607

Comprehensive income
Net income	$1,572	$1,544
Other comprehensive income (loss)	132	(354)
Recognize mortgage servicing rights at fair value	4	—

Comprehensive income	$1,708	$1,190

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
GMAC LLC

Six months ended June 30, ($ in millions)	2006	2005

Operating activities
Net cash used in operating activities	($4,471)	($4,226)

Investing activities
Purchases of available for sale securities	(11,416)	(10,514)
Proceeds from sales of available for sale securities	2,323	2,614
Proceeds from maturities of available for sale securities	7,912	4,509
Net increase in finance receivables and loans	(51,739)	(43,950)
Proceeds from sales of finance receivables and loans	63,595	63,205
Purchases of operating lease assets	(9,070)	(8,378)
Disposals of operating lease assets	3,411	3,156
Change in notes receivable from General Motors	(512)	549
Purchases of mortgage servicing rights, net	(55)	(185)
Acquisitions of subsidiaries, net of cash acquired	(324)	—
Proceeds from sale of business units, net (a)	8,550	—
Settlement of residual support and risk sharing obligations with GM (b)	1,074	—
Other, net (c)	(585)	(1,534)

Net cash provided by investing activities	13,164	9,472

Financing activities
Net change in short-term debt	(6,927)	(9,022)
Proceeds from issuance of long-term debt	42,226	30,415
Repayments of long-term debt	(43,205)	(32,124)
Other financing activities	1,918	3,619
Dividends paid	(1,411)	(1,000)

Net cash used in financing activities	(7,399)	(8,112)

Effect of exchange rate changes on cash and cash equivalents	97	(129)

Net increase (decrease) in cash and cash equivalents	1,391	(2,995)
Cash and cash equivalents at beginning of year (d)	15,795	22,718

Cash and cash equivalents at June 30,	$17,186	$19,723

(a)	Includes proceeds from sale of GMAC Commercial Mortgage of approximately $1.5 billion, proceeds from repayment of intercompany loans with GMAC Commercial Mortgage of approximately $7.3 billion, $250 of which was received in preferred equity and net of cash transferred to buyer of approximately $650.
(b)	Refer to Note 9 to the Condensed Consolidated Financial Statements for a more detailed description.
(c)	Includes $491 and $778 for the six months ended June 30, 2006 and 2005, respectively, related to securities lending transactions where cash collateral is received and a corresponding liability is recorded, both of which are presented in investing activities.
(d)	Includes $371 of cash and cash equivalents in GMAC Commercial Mortgage classified as assets held for sale as of December 31, 2005.
The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC

1	Basis of Presentation
Effective July 20, 2006, General Motors Acceptance Corporation converted its form of organization from a Delaware corporation to a Delaware limited liability company and changed its name to “GMAC LLC” as contemplated by the previously announced April 2, 2006 Purchase and Sale Agreement among General Motors Corporation, GM Finance Co. Holdings, Inc., FIM Holdings LLC, and General Motors Acceptance Corporation. GMAC LLC (referred to herein as GMAC, we, our or us) is a wholly owned subsidiary of General Motors Corporation (General Motors or GM). The Condensed Consolidated Financial Statements include our accounts and those of our majority-owned subsidiaries, after eliminating intercompany balances and transactions, as well as all variable interest entities in which we are the primary beneficiary.
The Condensed Consolidated Financial Statements as of June 30, 2006, and for the second quarter and six months ended June 30, 2006 and 2005, are unaudited but, in management’s opinion, include all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the results for the interim periods. Certain prior period amounts have been reclassified to conform to the current period presentation.
The interim period consolidated financial statements, including the related notes, are condensed and are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim reporting. These interim period Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the United States Securities and Exchange Commission (SEC) on March 28, 2006, and revised through a Current Report on Form 8-K filing on June 2, 2006, to reflect changes to our reporting segments (collectively referred to herein as the 2005 Annual Report on 10-K).
On March 23, 2006, we sold approximately 78% of our equity in GMAC Commercial Mortgage for approximately $1.5 billion in cash. At the closing, GMAC Commercial Mortgage also repaid to us approximately $7.3 billion of intercompany loans, bringing our total cash proceeds to $8.8 billion. Prior to March 23, 2006, GMAC Commercial Mortgage’s activity and balances were fully consolidated in the Consolidated Financial Statements. Subsequent to the sale on March 23, 2006, our remaining interest in GMAC Commercial Mortgage is accounted for as an equity method investment. Effective with the date of the sale, GMAC Commercial Mortgage changed its name to Capmark Financial Group Inc. (Capmark).
As a result of the sale of Capmark, results of this entity are now included in Note 10 to the Condensed Consolidated Financial Statements (Segment Information) in Other. Prior to the sale, GMAC Commercial Mortgage was identified as a reportable operating segment under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). In addition, beginning January 1, 2006, based on changes in the organizational structure and management for the mortgage operations, Residential Capital Corporation (ResCap) is presented as a reportable operating segment. As a result, prior year financial data has been changed to reflect the current period presentation.
Change in Accounting Principle
On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS 156), which provides the following: (1) revised guidance on when a servicing asset and servicing liability should be recognized, (2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable, (3) permits an entity to elect to measure servicing assets and liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur, (4) upon initial adoption, permits a one time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting an entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value and (5) requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the balance sheet and additional disclosures. We elected to subsequently measure servicing assets and liabilities at fair value and report changes in fair value in earnings in the period in which the changes occur. In addition, we made a one-time reclassification of $927 million of available for sale securities to trading securities for those securities identified as offsetting our exposure to changes in the fair value of servicing assets or liabilities. The adoption of SFAS No. 156 resulted in a $13 million reduction in the beginning of the year retained earnings, net of tax, as a cumulative effect of change in accounting principle. However, the impact to total stockholder’s equity was a $4 million increase, net of tax.
We define our classes of servicing rights based on both the availability of market inputs and the manner in which we manage the risks of our servicing assets and liabilities. We manage our servicing rights at the reportable operating segment level. For all servicing assets and liabilities recorded on our balance sheet at January 1, 2006, the date of adoption, we identified three classes of servicing rights: those

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC
pertaining to residential mortgage in our ResCap reporting segment, auto finance in our North American Operations reporting segment and commercial mortgages. We have elected to measure our residential mortgage servicing rights at fair value for each reporting date and report changes in fair value in earnings during the period in which the changes occur. At June 30, 2006, these assets were valued at $5.1 billion and recorded separately on our Condensed Consolidated Balance Sheet. Refer to Note 6 for further information.
For our servicing assets and liabilities related to our auto finance and commercial mortgage classes of assets, we have elected to continue to use the amortization method of accounting. As a result of the sale of Capmark on March 23, 2006, the commercial mortgage servicing rights are no longer recorded on our balance sheet at June 30, 2006. Our auto finance servicing assets and liabilities at June 30, 2006, totaled $18 million and $24 million, respectively, and are recorded in other assets and other liabilities, respectively, on our Condensed Consolidated Balance Sheet.
Recently Issued Accounting Standards
Statement of Position 05-1 — In September 2005 the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance contracts. SOP 05-1 defines an internal replacement and specifies the conditions that determine whether the replacement contract is substantially or unsubstantially changed from the replaced contract. An internal replacement determined to result in a substantially changed contract should be accounted for as an extinguishment of the replaced contract and unamortized deferred acquisition costs and unearned revenue liabilities of the replaced contract should no longer be deferred. An internal replacement determined to result in an unsubstantially changed contract should be accounted for as a continuation of the replaced asset. SOP 05-01 introduces the terms integrated and non-integrated contract features and specifies that non-integrated features do not change the base contract and are to be accounted for in a manner similar to a separately issued contract. Integrated features are evaluated in conjunction with the base contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Management is assessing the potential impact on our financial condition or results of operations.
Statement of Financial Accounting Standards No. 155 — In February 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS 155). This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value on an instrument-by-instrument basis. The standard eliminates the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 also clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, as well as determines that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the fiscal year that begins after September 15, 2006. Management is assessing the potential impact on our financial condition or results of operations.
FASB Staff Position — FIN 46(R)-6 — In April 2006 the FASB issued FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R) which requires the variability of an entity to be analyzed based on the design of the entity. The nature of and risks in the entity, as well as the purpose for the entity’s creation are examined to determine the variability in applying FIN 46(R). The variability is used in applying FIN 46(R) to determine whether an entity is a variable interest entity, which interests are variable interests in the entity and who is the primary beneficiary of the variable interest entity. This statement is applied prospectively and is effective for all reporting periods after June 15, 2006. Management is assessing the potential impact on our financial condition or results of operations.
FASB Interpretation No. 48 — In June 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) which supplements Statement of Financial Accounting Standard No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Management is assessing the potential impact on our financial condition or results of operations.

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC

2	Sale of a Controlling Interest in GMAC
On April 2, 2006, GM and its wholly owned subsidiaries, GMAC and GM Finance Co. Holdings Inc., entered into a definitive agreement pursuant to which GM will sell a 51% controlling interest in GMAC for a purchase price of approximately $7.4 billion to FIM Holdings LLC, a consortium of investors led by Cerberus Capital Management, L.P., a private investment firm, which also includes Citigroup Inc., Aozora Bank Ltd. and a subsidiary of The PNC Financial Services Group, Inc. as consortium members (FIM Holdings). GM will retain a 49% equity investment interest in GMAC. In addition, GM and the consortium will invest $1.9 billion of cash in new GMAC preferred equity, with $1.4 billion to be invested by GM and $500 million to be invested by FIM Holdings. The transaction is subject to a number of closing conditions including U.S. and international regulatory and other approvals. GM and GMAC expect to close the transaction in the fourth quarter of 2006, but it is possible that delays in obtaining such approvals or in satisfying other required conditions could defer the closing until 2007.
Prior to consummation of the agreement, (i) certain assets with respect to automotive leases and retail installment sales contracts owned by us and our affiliates having a net book value of approximately $4 billion will be dividended to GM, (ii) GM will assume certain of our post-employment benefit obligations, (iii) we will transfer to GM certain entities which hold a fee interest in certain real properties, (iv) we will pay dividends to GM in an amount up to the amount of our net income prior to the acquisition, (v) GM will repay certain indebtedness owing to us and specified intercompany unsecured obligations owing to us shall be no greater than $1.5 billion and (vi) we will make a one-time distribution to GM of approximately $2.7 billion of cash to reflect the increase in our equity value resulting from the transfer of a portion of our net deferred tax liabilities arising from our conversion and certain of our subsidiaries’ conversion to limited liability company form. The total value of the cash proceeds and distributions to GM before its purchase of the preferred limited liability company interests will be approximately $14 billion over three years, comprised of the $7.4 billion purchase price, the $4 billion of retained assets and the $2.7 billion cash dividend.
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
As part of the agreement, GM will retain an option, for 10 years after the closing of the transaction, to repurchase certain assets from us related to the Automotive Finance operations of the North American Operations and International Operations of GMAC, subject to certain conditions, including that GM’s credit ratings are investment grade or are higher than our credit ratings. The call option price will be calculated as the higher of (i) fair market value or (ii) 9.5 times the consolidated net income of our automotive finance operations in either the calendar year the call option is exercised or the calendar year immediately following the year the call option is exercised.
The agreement is subject to the satisfaction or waiver of customary and other closing conditions, including, among other things, (i) reasonable satisfaction by the members of the purchaser, pursuant to an agreement with, or writing from, the Pension Benefit Guaranty Corporation that, following the closing, GMAC and its subsidiaries will not have any liability with respect to the ERISA plans of GM, which writing was received by FIM Holdings in July 2006, (ii) receipt of ratings for our senior unsecured long-term indebtedness and the ratings of ResCap, our wholly owned subsidiary, after giving effect to the transactions contemplated by the agreement, of at least BB and BBB- (or their respective equivalents), respectively, and an A.M. Best rating for our significant insurance subsidiaries of at least B++, (iii) that no material adverse effect will have occurred with respect to our business, financial condition or results of operations, which includes any actual downgrading by any of the major rating agencies of GM’s unsecured long-term indebtedness rating below CCC or its equivalent, (iv) receipt of required regulatory approvals and licenses and (v) receipt of certain legal opinions at closing. The agreement may be terminated upon the occurrence of certain events, including the failure to complete the transaction by March 31, 2007.
There can be no assurance that the sale transaction will be completed or if it is completed, that the terms of the sale will not be different from those set forth in the definitive agreement.

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC

3	Other Income
The following table presents the components of other income, which includes Capmark activity through March 23, 2006, the date of sale:

	Second Quarter		Six Months

Period ended June 30, ($ in millions)	2006	2005	2006	2005

Interest on cash equivalents	178	69	297	168
Interest on restricted cash deposits	31	25	59	49
Real estate services	187	194	331	325
Interest and service fees on transactions with GM (a)	147	123	294	233
Other interest revenue	128	101	249	195
Mortgage processing fees	37	106	106	198
Full service leasing fees	71	43	135	86
Late charges and other administrative fees	41	39	82	81
Insurance service fees	28	38	57	76
Factoring commissions	15	18	30	36
Specialty lending fees	15	14	30	29
Fair value adjustment on certain derivatives (b)	(14)	5	(22)	(3)
Other	139	237	370	469

Total other income	$1,003	$1,012	$2,018	$1,942

(a)	Refer to Note 9 to the Condensed Consolidated Financial Statements for a description of transactions with GM.
(b)	Refer to Note 8 to our Condensed Consolidated Financial Statements for a description of derivative instruments and hedging activities.

4	Other Operating Expenses
The following table presents the components of other operating expenses, which includes Capmark activity through March 23, 2006, the date of sale:

	Second Quarter		Six Months

Period ended June 30, ($ in millions)	2006	2005	2006	2005

Insurance commissions	$211	$233	$454	$468
Technology and communications expense	134	143	265	282
Professional services	111	100	216	205
Advertising and marketing	92	108	176	211
Premises and equipment depreciation	62	67	126	140
Full service leasing vehicle maintenance costs	63	58	123	119
Auto remarketing and repossession	75	51	122	80
Rent and storage	54	65	121	132
Lease and loan administration	53	50	107	93
Amortization of intangible assets	5	3	12	6
Operating lease disposal loss (gain)	21	(118)	(28)	(214)
Other	290	219	650	384

Total other operating expenses	$1,171	$979	$2,344	$1,906

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC

5	Finance Receivables and Loans
The composition of finance receivables and loans outstanding, which excludes Capmark, was as follows:

	June 30, 2006			December 31, 2005

($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Consumer
Retail automotive	$43,749	$18,553	$62,302	$53,789	$17,663	$71,452
Residential mortgages	68,640	3,794	72,434	65,040	3,919	68,959

Total consumer	112,389	22,347	134,736	118,829	21,582	140,411
Commercial
Automotive:
Wholesale	15,122	8,303	23,425	13,202	7,372	20,574
Leasing and lease financing	396	765	1,161	461	767	1,228
Term loans to dealers and other	2,091	735	2,826	2,397	719	3,116
Commercial and industrial	14,961	2,148	17,109	14,908	2,028	16,936
Real estate construction and other	2,907	140	3,047	2,601	119	2,720

Total commercial	35,477	12,091	47,568	33,569	11,005	44,574

Total finance receivables and loans (a)	$147,866	$34,438	$182,304	$152,398	$32,587	$184,985

(a)	Net of unearned income of $5,236 and $5,868 as of June 30, 2006, and December 31, 2005, respectively.
The following table, which excludes Capmark activity, presents an analysis of the activity as of June 30 in the allowance for credit losses on finance receivables and loans.

	2006			2005

Second quarter ended June 30, ($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Allowance at beginning of period	$2,542	$368	$2,910	$2,909	$463	$3,372
Provision for credit losses (a)	258	30	288	174	21	195
Charge-offs
Domestic	(320)	(24)	(344)	(323)	(16)	(339)
Foreign	(39)	(3)	(42)	(52)	(8)	(60)

Total charge-offs	(359)	(27)	(386)	(375)	(24)	(399)

Recoveries
Domestic	50	2	52	32	2	34
Foreign	11	—	11	14	1	15

Total recoveries	61	2	63	46	3	49

Net charge-offs	(298)	(25)	(323)	(329)	(21)	(350)
Impacts of foreign currency translation	6	1	7	(1)	(13)	(14)
Securitization activity	1	—	1	(1)	(2)	(3)

Allowance at June 30	$2,509	$374	$2,883	$2,752	$448	$3,200

(a)	Capmark activity excluded in the commercial column of $0 and $6 at June 30, 2006 and 2005, respectively. Refer to Note 1 to the Condensed Consolidated Financial Statements for further details.

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC

	2006			2005

Six months ended June 30, ($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Allowance at beginning of period	$2,683	$433	$3,116	$2,951	$464	$3,415
Provision for credit losses (a)	415	5	420	479	31	510
Charge-offs
Domestic	(641)	(70)	(711)	(669)	(23)	(692)
Foreign	(85)	(4)	(89)	(102)	(9)	(111)

Total charge-offs	(726)	(74)	(800)	(771)	(32)	(803)

Recoveries
Domestic	103	6	109	79	4	83
Foreign	24	3	27	28	1	29

Total recoveries	127	9	136	107	5	112

Net charge-offs	(599)	(65)	(664)	(664)	(27)	(691)
Impacts of foreign currency translation	8	1	9	(12)	(16)	(28)
Securitization activity	2	—	2	(2)	(4)	(6)

Allowance at June 30	$2,509	$374	$2,883	$2,752	$448	$3,200

(a)	Capmark activity excluded in the commercial column of $3 and $20 at June 30, 2006 and 2005, respectively. Refer to Note 1 to the Condensed Consolidated Financial Statements for further details.

6	Mortgage Servicing Rights
The following table summarizes 2006 activity related to mortgage servicing rights (MSRs) carried at fair value.

($ in millions)	Total

Estimated fair value at January 1, 2006	$4,021
Additions obtained from sales of financial assets	770
Additions from purchases of servicing rights	5
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	654
Other changes in fair value	(357)

Estimated fair value at June 30, 2006	$5,093

Changes in fair value due to changes in valuation inputs or assumptions used in the valuation models include all changes due to a revaluation by a model or by a benchmarking exercise. This line item also includes changes in fair value due to a change in valuation assumptions and/or model calculations. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic run-off of the portfolio. Other changes that affect the balance primarily include foreign currency adjustments and the extinguishment of mortgage servicing rights related to clean-up calls of securitization transactions.
The following are key assumptions used by us in valuing our MSRs:

June 30, 2006	Total

Range of prepayment speeds	7.0 - 38.5%
Range of discount rates	8.0 - 14.0%

Our servicing rights’ primary risk is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher than expected prepayments, which could reduce the value of the mortgage servicing rights. We economically hedge the income statement impact of these risks with both derivative and non-derivative financial instruments. These instruments include interest rate swaps, caps and floors, options to purchase these items, futures and forward contracts and/or purchasing or selling U.S. Treasury and principal-only securities. At June 30, 2006, the fair value of derivative financial instruments and non-derivative financial instruments used to mitigate these risks amounted to a liability of $32 million and an asset of $1.9 billion, respectively. The change in the fair value of the derivative financial instruments amounted to a loss of $656 million for the six months ended June 30, 2006, and is included in net servicing asset valuation and hedge activities in the Condensed Consolidated Statement of Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC
The components of servicing fees were as follows for the six months ended June 30, 2006:

($ in millions)	Total

Contractual servicing fees (net of guarantee fees and including subservicing)	$640
Late fees	62
Ancillary fees	59

Total	$761

At June 30, 2006, we pledged MSRs of $2.5 billion as collateral for borrowings.
The following table, which includes Capmark activity, summarizes activity and related amortization of MSRs which prior to January 1, 2006 were carried at lower of cost or fair value.

($ in millions)	2005

Balance at January 1, 2005	$4,819
Originations and purchases, net of sales	784
Amortization	(541)
SFAS 133 hedge valuation adjustments	(338)
Other than temporary impairment	(21)

Balance at June 30, 2005	4,703
Valuation allowance	(867)

Carrying value at June 30, 2005	$3,836

Estimated fair value at June 30, 2005	$3,925

The following table summarizes the change in the valuation allowance for mortgage servicing rights.

($ in millions)	2005

Valuation allowance at January 1, 2005	$929
Deductions (a)	(41)
Other than temporary impairment	(21)

Valuation allowance at June 30, 2005	$867

(a)	Changes to the valuation allowance are reflected as a component of amortization and impairment of servicing rights.
For a description of MSRs and the related hedging strategy, refer to Notes 1 and 10 to our 2005 Annual Report on Form 10-K.

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC

7	Debt
The presentation of debt in the following table, which excludes Capmark balances, is classified between domestic and foreign based on the location of the office recording the transaction.

	June 30, 2006			December 31, 2005

($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Short-term debt
Commercial paper	$283	$567	$850	$227	$297	$524
Demand notes	5,325	120	5,445	5,928	119	6,047
Bank loans and overdrafts	1,023	4,379	5,402	1,165	5,487	6,652
Repurchase agreements and other (a)	19,727	4,552	24,279	22,330	5,954	28,284

Total short-term debt	26,358	9,618	35,976	29,650	11,857	41,507
Long-term debt
Senior indebtedness:
Due within one year	29,409	12,722	42,131	31,286	10,443	41,729
Due after one year	145,369	25,499	170,868	147,307	23,862	171,169

Total long-term debt	174,778	38,221	212,999	178,593	34,305	212,898
Fair value adjustment (b)	(1,176)	(21)	(1,197)	—	2	2

Total debt	$199,960	$47,818	$247,778	$208,243	$46,164	$254,407

(a)	Repurchase agreements consist of secured financing arrangements with third parties at our mortgage operations. Other primarily includes non-bank secured borrowings, as well as Notes payable to GM. Refer to Note 9 to the Condensed Consolidated Financial Statements for further details.
(b)	To adjust designated fixed rate debt to fair value in accordance with SFAS 133.
The following summarizes assets that are restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	June 30, 2006		December 31, 2005

		Related		Related
		secured		secured
($ in millions)	Assets	debt (a)	Assets	debt (a)

Loans held for sale	$15,701	$13,187	$16,147	$12,647
Mortgage assets held for investment and lending receivables	83,544	71,256	78,820	71,083
Retail automotive finance receivables	18,837	17,138	20,427	18,888
Wholesale automotive finance receivables	472	337	—	—
Investment securities	3,002	3,955	3,631	4,205
Investment in operating leases, net	18,204	15,839	13,136	11,707
Real estate investments and other assets	5,824	3,233	4,771	2,608

Total	$145,584	$124,945	$136,932	$121,138

(a)	Included as part of secured debt are repurchase agreements of $9,647 and $9,897 where we have pledged assets, reflected as investment securities as collateral for approximately the same amount of debt at June 30, 2006, and December 31, 2005, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC
Liquidity Facilities
Liquidity facilities represent additional funding sources, if required. The financial institutions providing the uncommitted facilities are not legally obligated to fund such amounts. The following table summarizes the liquidity facilities maintained by us, excluding Capmark.

	Committed		Uncommitted		Total liquidity		Unused liquidity
	facilities		facilities		facilities		facilities

	Jun 30,	Dec 31,	Jun 30,	Dec 31,	Jun 30,	Dec 31,	Jun 30,	Dec 31,
($ in billions)	2006	2005	2006	2005	2006	2005	2006	2005

Automotive operations:
Syndicated multi-currency global credit facility (a)	$7.6	$7.4	$—	$—	$7.6	$7.4	$7.6	$7.4
Mortgage operations (b)	3.9	3.9	0.9	0.9	4.8	4.8	2.5	2.2
Other:
U.S. asset-backed commercial paper liquidity and receivables facilities (c)	21.3	21.5	—	—	21.3	21.5	21.3	21.5
Other foreign facilities (d)	2.5	2.9	8.2	7.5	10.7	10.4	2.1	1.7

Total bank liquidity facilities	35.3	35.7	9.1	8.4	44.4	44.1	33.5	32.8

Secured funding facilities (e)	109.3	114.9	—	—	109.3	114.9	67.5	79.1

Total	$144.6	$150.6	$9.1	$8.4	$153.7	$159.0	$101.0	$111.9

(a)	The entire $7.6 is available for use in the U.S., $0.8 is available for use by GMAC (UK) plc and $0.8 is available for use by GMAC International Finance B.V. in Europe.
(b)	In July 2005 ResCap closed a $3.5 syndication of its bank facilities, consisting of a $1.75 syndication term loan, a $0.9 syndication line of credit committed through July 2008 and a $0.9 syndicated line of credit committed through July 2007.
(c)	Relates to New Center Asset Trust (NCAT) and Mortgage Interest Networking Trust (MINT), which are special purpose entities administered by us for the purpose of funding assets as part of our securitization and mortgage warehouse funding programs. These entities fund assets primarily through the issuance of asset-backed commercial paper and represent an important source of liquidity to us. At June 30, 2006, NCAT had commercial paper outstanding of $11.8, which is not consolidated in the Condensed Consolidated Balance Sheet. At June 30, 2006, MINT had commercial paper outstanding of $1.9, which is reflected as secured debt in the Condensed Consolidated Balance Sheet.
(d)	Consists primarily of credit facilities supporting operations in Canada, Europe, Latin America and Asia-Pacific.
(e)	Consists of committed and uncommitted secured funding facilities with third parties, including commitments with third-party asset-backed commercial paper conduits, as well as forward flow sale agreements with third parties and repurchase facilities. Amounts include five year commitments that we entered into in 2005 with remaining capacity to sell up to $48 of retail automotive receivables to a third-party purchaser through June 2010.
The syndicated multi-currency global credit facility includes a $4.35 billion five-year facility (expires June 2008) and a $3.25 billion 364-day facility (expires June 2007). In the event that a public announcement is made by GMAC or GM that the acquisition as defined in the current report on Form 8-K filed by GMAC on April 3, 2006, will not be consummated or that such transaction has otherwise been terminated, $1.51 billion of the 364-day facility may be terminated by the lenders, and the remaining $1.74 billion will be transferred to the NCAT secured committed facility. Provided that such announcement has not been made, the facility also includes a term out option, which if exercised by us prior to expiration, carries a one-year term. Additionally, a leverage covenant in the liquidity facilities and certain other funding facilities restricts the ratio of consolidated unsecured debt to total stockholder’s equity to no greater than 11.0:1, under certain conditions. More specifically, the covenant is only applicable on the last day of any fiscal quarter (other than the fiscal quarter during which a change in rating occurs) during such times that we have senior unsecured long-term debt outstanding, without third-party enhancement, which is rated BBB+ or less (by Standard & Poor’s), or Baa1 or less (by Moody’s). Our leverage ratio covenant was 6.8:1 at June 30, 2006, and we are, therefore, in compliance with this covenant. The leverage covenant calculation excludes from debt those securitization transactions accounted for as on-balance sheet secured financings.

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC

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
The following table, which includes Capmark activity through March 23, 2006, the date of sale, summarizes the pre-tax earnings effect for each type of accounting hedge classification, segregated by the asset or liability being hedged.

	Second Quarter		Six Months
Period ended June 30,
($ in millions)	2006	2005	2006	2005	Income Statement Classification

Fair value hedge ineffectiveness gain (loss):
Debt obligations	($19)	$39	($44)	$34	Interest and discount expense
Mortgage servicing rights	—	36	—	9	Servicing asset valuation and hedge activities, net
Loans held for sale	1	(14)	1	(15)	Gain on sale of mortgage and automotive loans, net
Cash flow hedge ineffectiveness gain (loss):
Debt obligations	—	(5)	1	(2)	Interest and discount expense
Economic hedge change in fair value:
Off-balance sheet securitization activities:
Automotive Finance operations	(13)	5	(21)	(3)	Other income
Mortgage operations	—	—	—	1	Other Income
Foreign currency debt (a)	6	(71)	58	(161)	Interest and discount expense
Loans held for sale or investment	48	(94)	158	(40)	Gain on sale of mortgage and automotive loans, net
Mortgage servicing rights	(275)	75	(656)	39	Servicing asset valuation and hedge activities, net
Mortgage related securities	(23)	9	(30)	(34)	Investment income
Other	10	(30)	27	(18)	Other income

Total loss	($265)	($50)	($506)	($190)

(a)	Amount represents the difference between the changes in the fair values of the currency swap, net of the revaluation of the related foreign denominated debt.
In addition, net gains on fair value hedges excluded from assessment of effectiveness totaled $0 million and $6 million for the second quarter of 2006 and 2005, respectively, and $0 million and $46 million for the six months ended 2006 and 2005, respectively.

9	Transactions with Affiliates
As a wholly owned subsidiary, we enter into various operating and financing arrangements with our parent GM. A master intercompany operating agreement governs the nature of these transactions to ensure that they are done on an arm’s-length basis, in accordance with commercially reasonable standards and in our best interest as a diversified financial services company. In addition, GM and we agree that our total stockholder’s equity, as reflected in our consolidated financial statements at the end of any quarter, will be maintained at a commercially reasonable level appropriate to support the amount, quality and mix of our assets.

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC
Balance Sheet
A summary of the balance sheet effect of transactions with GM and affiliated companies is as follows:

	June 30,	December 31,
($ in millions)	2006	2005

Assets:
Finance receivables and loans, net of unearned income (a)
Wholesale auto financing	$995	$1,159
Term loans to dealers	185	207
Investment in operating leases, net (b)	305	286
Notes receivable from GM (c)	5,140	4,565
Other assets
Real estate synthetic lease (d)	1,028	1,005
Receivable related to taxes (due from GM) (e)	708	690
Liabilities:
Unsecured debt
Notes payable to GM	1,129	1,190
Accrued expenses and liabilities (f)
Wholesale payable	703	802
Subvention receivables (rate and residual support)	(428)	(133)
Insurance premium and contract receivable, net	(61)	(81)
Lease pull ahead receivable	(106)	(189)
Other payable (receivable)	39	(246)
Stockholder’s equity:
Dividends paid (g)	1,411	2,500

(a)	Represents wholesale financing and term loans to certain dealerships wholly owned by GM or in which GM has a controlling interest. All of these amounts are included in finance receivables and loans.
(b)	Includes net balance of buildings and other equipment classified as operating lease assets that are leased to GM affiliated entities.
(c)	Includes borrowing arrangements with GM Opel and GM of Canada and arrangements related to our funding of GM company-owned vehicles, rental car vehicles awaiting sale at auction, our funding of the sale of GM vehicles through the use of overseas distributors and amounts related to a GM trade supplier finance program. In addition, we provide wholesale financing to GM for vehicles in which GM retains title while the vehicles are consigned to us or dealers in the UK. The financing to GM remains outstanding until the title is transferred to the dealers. The amount of financing provided to GM under this arrangement varies based on inventory levels. In May 2006 GMAC recorded a note receivable from GM in the amount of $1.35 billion related to the settlement between GM and GMAC of residual support and risk sharing liabilities as of April 30, 2006, as well as to fund estimated residual support at lease inception pursuant to new up-front payment terms for residual support which began on May 1, 2006. This note is expected to be paid immediately prior to the closing of the GMAC majority sale transaction.
(d)	During 2000 we entered into a 16-year lease arrangement with GM, under which we agreed to fund and capitalize improvements to three Michigan properties leased by GM totaling $1.2 billion. In 2004 the lease arrangement was increased to $1.3 billion. The total construction advances as of June 30, 2006, and December 31, 2005, were $997 and $971, respectively. It is anticipated that prior to the closing of the GMAC majority sale transaction, GMAC will dividend the properties back to GM at the then current net book value. The lease arrangement will then be terminated and no further lease payments or advances will be made.
(e)	At June 30, 2006 we carried an intercompany tax receivable from GM of $708 million. This receivable is expected to be paid immediately prior to the closing of the GMAC majority sale transaction. The receivable is comprised of federal net operating loss carryforwards of $629, charitable contributions carryforwards of $12 and foreign tax credit carryforwards of $67. We believe that the intercompany tax receivable is realizable as GM has determined that it is more likely than not that the tax attributes will be utilized in the remaining carryforward period.
(f)	Includes (receivables) payables from GM as follows: wholesale settlements payable to GM, subvention receivables due from GM and notes payable due from GM, which are included in accrued expenses, and other liabilities and debt, respectively.
(g)	The 2005 amount represents dividends of $500 million in each of the first three quarters and $1.0 billion in the fourth quarter. The 2006 amount represents dividends of $1.4 billion in the second quarter.

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC
Retail and lease contracts acquired by us that included rate and residual subvention from GM, payable directly or indirectly to GM dealers as a percent of total new retail and lease contracts acquired, were as follows:

Six months ended June 30,	2006	2005

GM and affiliates subvented contracts acquired:
North American operations	89%	76%
International operations	57%	59%

GM also provides payment guarantees on certain commercial assets we have outstanding with certain third-party customers. As of June 30, 2006, and December 31, 2005, commercial obligations guaranteed by GM were $175 million and $934 million, respectively. In addition, we have a consignment arrangement with GM for commercial inventories in Europe. As of June 30, 2006, and December 31, 2005, commercial inventories related to this arrangement were $338 million and $303 million, respectively, and are reflected in Other assets in the Condensed Consolidated Balance Sheet.
Income Statement
A summary of the income statement effect of transactions with GM and affiliated companies is as follows:

	Second Quarter		Six Months

Period ended June 30, ($ in millions)	2006	2005	2006	2005

Net financing revenue:
GM and affiliates lease residual value support (a)	$208	$130	$375	$233
Wholesale subvention and service fees from GM	45	58	88	111
Interest paid on loans from GM	(10)	(10)	(27)	(19)
Consumer lease payments from GM (b)	21	78	61	112
Insurance premiums earned from GM	77	99	157	203
Other income:
Interest on notes receivable from GM and affiliates	67	55	136	106
Interest on wholesale settlements (c)	49	36	93	63
Revenues from GM leased properties	28	21	54	42
Service fee income:
GMAC of Canada operating lease administration (d)	—	5	—	12
Rental car repurchases held for resale (e)	4	6	11	9
Expense:
Employee retirement plan costs allocated by GM	30	32	64	78
Off-lease vehicle selling expense reimbursement (f)	8	(8)	14	(3)
Payments to GM for services, rent and marketing expenses	24	38	47	91

(a)	Represents total amount of residual support paid (or invoiced) for the second quarter 2006 and 2005 under the residual support and risk sharing programs. However, the table does not include a payment of $1.1 billion made during the second quarter in connection with the settlement of residual support and risk sharing obligations for a portion of the lease portfolio, as described below.
(b)	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle, with the customer’s remaining payment obligation waived. For certain programs, GM compensates us for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle.
(c)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made prior to the expiration of transit, we receive interest from GM.
(d)	GMAC of Canada, Limited administered operating lease receivables on behalf of GM of Canada, Limited (GMCL) and received a servicing fee, which was included in other income. As of October 2005 GMAC of Canada, Limited no longer administers these operating lease receivables.
(e)	We receive a transaction fee from GM related to the resale of rental car repurchases.

(f)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by us on off-lease vehicles sold by GM at auction.
Operating Lease Residuals
As a marketing incentive GM may sponsor residual support programs as a way to lower customer monthly payments. Under residual support programs, the customer’s contractual residual value is adjusted above our standard residual rates. GM reimburses us if remarketing sales proceeds are less than the customer’s contract residual value limited to our standard residual value. In addition to

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC
residual support programs, GM also participates in a risk sharing arrangement whereby GM shares equally in residual losses to the extent that remarketing proceeds are below our standard residual rates (limited to a floor).
In connection with the agreement to sell a 51 percent ownership interest in GMAC, GM settled its estimated liabilities with respect to residual support and risk sharing on a portion of our operating lease portfolio (approximately 19% of the North American Automotive Finance operating lease portfolio) and on the entire U.S. balloon retail receivable portfolio in a lump-sum payment. As of April 30, 2006, the maximum amount that would have been paid under the residual support and risk sharing arrangements with GM on this portion of the portfolio totaled approximately $2.0 billion. A negotiated amount totaling approximately $1.1 billion was agreed to between GM and GMAC to settle the expected amount (based on expected remarketing performance of the vehicles) to be paid by GM under these leases and was paid to us on May 15, 2006. The payment of $1.1 billion was recorded as a deferred amount in accrued expenses and other liabilities in our Condensed Consolidated Balance Sheet and will be treated as sales proceeds on the underlying assets, as the contracts terminate and the vehicles are sold at auction, in recognizing the gain or loss on sale.
For the remainder of the operating lease portfolio, not subject to this payout arrangement, based on June 30, 2006 outstandings, the current amount that we would expect to be paid by GM under residual support programs would be $1.5 billion. These projections would be paid over the remaining life of the lease portfolio at the time of sale of the related vehicle (on average approximately 2 years) and are based on the expected remarketing performance of the vehicles. The maximum that could be paid under the residual support programs on this portion of the lease portfolio is approximately $2.6 billion and would be paid only in the unlikely event that the proceeds from this portion of the operating lease portfolio are lower than both the contractual residual value and our standard residual rates. The maximum amount that could be paid under the risk sharing arrangements on the remaining lease portfolio is approximately $1.4 billion and would only be paid in the unlikely event that the proceeds from the outstanding lease vehicles would be lower than our standard residual rates. As disclosed in Note 2, certain assets with respect to automotive leases will be dividended to GM prior to consummation of the agreement.
In addition, as it relates to a portion of lease originations (approximately 19% of North American Automotive Finance lease originations) and all U.S. balloon retail contract originations occurring after April 30, 2006, GM agreed to begin payment of the expected residual support owed to us at the time of contract origination as opposed to after contract termination at the time of sale of the related vehicle. The amount paid is based on the historical remarketing experience of the vehicles. Upon sale of the related vehicle after contract termination, GM and GMAC will settle the amount of actual residual support payment owed based on the actual sales proceeds received and GM will pay to us amounts owed related to the risk sharing arrangements, if any. After the sale of a 51 percent ownership interest in GMAC is completed, all new operating lease originations will be subject to this revised residual support arrangement with GM. For the affected contracts originated in the second quarter of 2006, GM paid or agreed to pay us a total of $65 million for contracts originated in May and June. The remaining maximum exposure after consideration of these payments that could be paid under these contracts for residual support is approximately $43 million and would be paid only in the unlikely event that the proceeds from this portion of the operating lease portfolio are lower than both the contractual residual value and our standard residual rates. The remaining maximum amount that could be paid under the risk sharing arrangements on these contracts is approximately $174 million and would only be paid in the unlikely event that the proceeds from the outstanding lease vehicles would be lower than our standard residual rates.
In addition to the financing arrangements summarized in the foregoing table, GM has a $4 billion revolving line of credit from us that expires in September 2006. This credit line is used for general operating and seasonal working capital purposes and to reduce external liquidity requirements. As of June 30, 2006, and December 31, 2005, there were no amounts outstanding on this line.

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC

10	Segment Information
Financial results for our reporting segments are summarized below.

	Automotive Finance operations

	North
Second Quarter ended June 30,	American	International		Insurance
($ in millions)	Operations (a)	Operations (a)	ResCap (b)	Operations	Other (c)	Consolidated

2006
Net revenue before provision for credit losses	$1,156	$333	$263	$—	$156	$1,908
Provision for credit losses	(130)	(22)	(123)	—	(10)	(285)
Other revenue	826	200	1,434	1,157	(75)	3,542

Total net revenue	1,852	511	1,574	1,157	71	5,165
Noninterest expense	1,642	410	695	1,040	48	3,835

Income before income tax expense	210	101	879	117	23	1,330
Income tax expense	32	27	331	37	3	430

Net income	$178	$74	$548	$80	$20	$900

Total assets	$157,039	$29,738	$124,552	$13,475	($16,422)	$308,382

2005
Net revenue before provision for credit losses	$1,250	$385	$375	$—	$257	$2,267
Provision for credit losses	(18)	(32)	(145)	—	(6)	(201)
Other revenue	633	197	866	1,049	39	2,784

Total net revenue	1,865	550	1,096	1,049	290	4,850
Noninterest expense	1,466	405	637	904	226	3,638

Income before income tax expense	399	145	459	145	64	1,212
Income tax expense	134	44	159	45	14	396

Net income	$265	$101	$300	$100	$50	$816

Total assets	$179,098	$29,524	$98,571	$12,173	($9,375)	$309,991

(a)	North American Operations consist of automotive financing in the U.S., Canada and certain corporate activities. International Operations consists of automotive financing and full service leasing in all other countries and Puerto Rico through March 31, 2006. Beginning April 1, 2006, Puerto Rico is included in North American Operations.
(b)	Refer to Note 1 to the Condensed Consolidated Financial Statements for a discussion on changes to the reportable operating segments.
(c)	Represents our Commercial Finance Group, Capmark, certain corporate activities related to the Mortgage Group, and reclassifications and eliminations between the reporting segments. The financial results for 2006 reflect our 22% equity interest in Capmark commencing March 23, 2006, while the 2005 financial results represent Capmark as wholly-owned.

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC

	Automotive Finance operations

	North
Six Months ended June 30,	American	International		Insurance
($ in millions)	Operations (a)	Operations (a)	ResCap (b)	Operations	Other (c)	Consolidated

2006
Net revenue before provision for credit losses	$2,374	$686	$527	$—	$460	$4,047
Provision for credit losses	(144)	(15)	(245)	—	(16)	(420)
Other revenue	1,570	417	2,234	2,298	(65)	6,454

Total net revenue	3,800	1,088	2,516	2,298	379	10,081
Noninterest expense	3,316	802	1,297	1,995	353	7,763

Income before income tax expense	484	286	1,219	303	26	2,318
Income tax expense (benefit)	133	83	469	94	(33)	746

Net income	$351	$203	$750	$209	$59	$1,572

2005
Net revenue before provision for credit losses	$2,384	$762	$794	$—	$514	$4,454
Provision for credit losses	(166)	(63)	(278)	—	(23)	(530)
Other revenue	1,251	393	1,705	2,082	194	5,625

Total net revenue	3,469	1,092	2,221	2,082	685	9,549
Noninterest expense	2,901	798	1,233	1,794	508	7,234

Income before income tax expense	568	294	988	288	177	2,315
Income tax expense	176	86	366	93	50	771

Net income	$392	$208	$622	$195	$127	$1,544

(a)	North American Operations consist of automotive financing in the U.S., Canada and certain corporate activities. International Operations consists of automotive financing and full service leasing in all other countries and Puerto Rico through March 31, 2006. Beginning April 1, 2006, Puerto Rico is included in North American Operations.
(b)	Refer to Note 1 to the Condensed Consolidated Financial Statements for a discussion on changes to the reportable operating segments.
(c)	Represents our Commercial Finance Group, Capmark, certain corporate activities related to the Mortgage Group, and reclassifications and eliminations between the reporting segments. The financial results for 2006 reflect our 22% equity interest in Capmark commencing March 23, 2006 while the 2005 financial results represent Capmark as wholly-owned.

11	Subsequent Events
Effective July 20, 2006, General Motors Acceptance Corporation converted its form of organization from a Delaware corporation to a Delaware limited liability company and changed its name to “GMAC LLC” as contemplated by the previously announced April 2, 2006 Purchase and Sale Agreement among General Motors Corporation, GM Finance Co. Holdings, Inc., FIM Holdings LLC, and General Motors Acceptance Corporation. At present GMAC has elected to be treated as a corporation for federal income tax purposes and continues to be part of GM’s consolidated federal income tax return. Upon conversion to a multi-member LLC which is planned for two business days prior to closing of the sale transaction, then existing deferred tax assets and liabilities for converting subsidiaries will be eliminated with the impact being recognized in current period earnings. Pursuant to the Purchase and Sale Agreement a dividend will be made to GM for the income recognized related to the deferred tax assets and liabilities.
On July 28, 2006, the Federal Deposit Insurance Corporation (the FDIC) announced a six-month moratorium on the acceptance of, or final decisions on, notices filed under the Change in Bank Control Act with regard to industrial loan companies (ILCs). In connection with the GMAC Transaction, FIM Holdings has submitted such notices with respect to GMAC’s ILC, GMAC Automotive Bank. GM and GMAC are currently evaluating the effect of the FDIC’s action on these pending notices, but it appears that the timing of any approval of the notices is likely to be affected by the moratorium. Since FDIC approval of the Change in Bank Control Act notices with regard to GMAC Automotive Bank is a condition to closing the GMAC Transaction, GM and GMAC are now working with FIM Holdings to consider ways to try to avoid delaying the targeted closing date until 2007.

Management’s Discussion and Analysis
GMAC LLC

Overview
We are a leading global financial services firm with approximately $308 billion of assets and operations in approximately 40 countries. Founded in 1919 as a wholly owned subsidiary of General Motors Corporation, GMAC was originally established to provide GM dealers with the automotive financing necessary to acquire and maintain vehicle inventories and to provide retail customers the means by which to finance vehicle purchases through GM dealers. Our products and services have expanded beyond automotive financing as we currently operate in the following lines of business — Automotive Finance, Mortgage (ResCap), and Insurance. Refer to our 2005 Annual Report on Form 10-K for a more complete description of our business activities, along with the products and services offered and the market competition.
Net income for our businesses is summarized as follows:

	Second Quarter		Six Months

Period ended June 30, ($ in millions)	2006	2005	2006	2005

Automotive Finance (a)	$252	$366	$554	$600
ResCap	548	300	750	622
Insurance	80	100	209	195
Other (b)	20	50	59	127

Net income	$900	$816	$1,572	$1,544

Return on average equity	15.8%	14.4%	14.0%	13.6%

(a)	Includes our North America and International automotive finance reporting segments, separately identified in Note 10 to the Condensed Consolidated Financial Statements.

(b)	Includes our Commercial Finance Group operating segment, equity interest in Capmark, and Mortgage Group activity.
GMAC LLC earned a record $900 million in the second quarter of 2006, up $84 million from second quarter 2005 earnings of $816 million. Gross revenues increased to $9.3 billion in the second quarter of 2006 as compared to $8.1 billion in the second quarter of 2005. The increase in second quarter earnings was due to strong earnings at ResCap which more than offset lower earnings from Automotive Finance and Insurance. GMAC also provided a significant source of cash flow to GM through the payment of a $1.4 billion dividend in the second quarter.
Results for Automotive Finance were $252 million, down $114 million from $366 million earned in the same period in the prior year. The decrease is due to a combination of continued margin pressures, lower marketing results in the U.S. and Canada and higher consumer credit provisions, slightly offset by certain favorable non-U.S tax rate changes and increases in investment income.
ResCap earnings were $548 million in the second quarter of 2006, up $248 million from $300 million earned in the second quarter of 2005. The increase in earnings was due primarily to a $259 million gain on sale of ResCap’s equity investment in a regional homebuilder. Absent the impact of the equity sale, ResCap earnings declined slightly in comparison to the same period last year. Mortgage originations were $47.0 billion for the second quarter of 2006, representing an increase from the $42.6 billion in the prior year.
GMAC’s Insurance operations generated net income of $80 million in the second quarter of 2006, down $20 million from earnings of $100 million in the second quarter of 2005, primarily due to a combination of lower capital gains and wholesale losses incurred in the quarter related to hail storms in the Midwest. In addition, GMAC Insurance maintained a strong investment portfolio, with a market value of $7.7 billion at June 30, 2006, including after tax net unrealized capital gains of $545 million.
In addition, earnings for GMAC’s Other segment, which includes the Commercial Finance business unit and GMAC’s equity investment of approximately 22% in Capmark, totaled $20 million, down $30 million from $50 million earned in the same period last year when Capmark was wholly-owned and fully consolidated.
GMAC continues to maintain adequate liquidity with cash reserve balances at June 30, 2006, of $22.7 billion, comprised of $17.2 billion in cash and cash equivalents and $5.5 billion invested in marketable securities.
The sale of 51 percent of GMAC to FIM Holdings is expected to close in the fourth quarter of this year, but it is possible that delays in obtaining such approvals or in satisfying other required conditions could defer the closing until 2007. In addition to continuing to enable GMAC to support the sale of GM vehicles, the transaction is intended to support GMAC’s strategic goal of a stable investment grade credit rating and profitable growth.

Management’s Discussion and Analysis
GMAC LLC

Automotive Finance
Our Automotive Finance operations offer a wide range of financial services and products (directly and indirectly) to retail automotive consumers, automotive dealerships and other commercial businesses. Our Automotive Finance operations are comprised of two separate reporting segments — North American Automotive Finance Operations and International Automotive Finance Operations — and certain corporate activities. The products and services offered by our Automotive Finance operations include the purchase of retail installment sales contracts and leases, extension of term loans, dealer floor plan financing and other lines of credit to dealers, and fleet leasing. Refer to pages 21-31 of our 2005 Annual Report on Form 10-K for further discussion of the business profile of our Automotive Finance operations.
Results of Operations
The following table summarizes the operating results of our Automotive Finance operations for the periods indicated. The amounts presented are before the elimination of balances and transactions with our other reporting segments.

	Second Quarter				Six Months

Period ended June 30, ($ in millions)	2006	2005	Change	%	2006	2005	Change	%

Revenue
Consumer	$1,361	$1,676	($315)	(19)	$2,786	$3,387	($601)	(18)
Commercial	419	416	3	1	788	799	(11)	(1)
Operating leases	2,023	1,753	270	15	3,949	3,418	531	16

Total financing revenue	3,803	3,845	(42)	(1)	7,523	7,604	(81)	(1)
Interest and discount expense	(2,247)	(2,182)	(65)	(3)	(4,345)	(4,458)	113	3
Provision for credit losses	(152)	(50)	(102)	(204)	(159)	(229)	70	31

Net financing revenue	1,404	1,613	(209)	(13)	3,019	2,917	102	3
Servicing fees	59	21	38	181	118	45	73	162
Gains (losses) on sales:
Wholesale securitizations	155	139	16	12	305	283	22	8
Retail automotive whole loan sale transactions	(26)	(20)	(6)	(30)	(67)	(49)	(18)	(37)
Retail automotive securitizations	—	(18)	18	100	(54)	(19)	(35)	(184)
Other income	769	679	90	13	1,565	1,384	181	13
Depreciation expense on operating leases	(1,344)	(1,287)	(57)	(4)	(2,782)	(2,554)	(228)	(9)
Noninterest expense	(706)	(583)	(123)	(21)	(1,334)	(1,145)	(189)	(17)
Income tax expense	(59)	(178)	119	67	(216)	(262)	46	18

Net income	$252	$366	($114)	(31)	$554	$600	($46)	(8)

Total assets	$180,866	$205,789	($24,923)	(12)

Automotive Finance operations net income decreased 31% and 8% for the second quarter and first six months of 2006, respectively, with decreases in both the North American and International Automotive operations in comparison with 2005 second quarter results. The decrease in net income in comparison with 2005 second quarter results is due to a combination of continued margin pressures, lower remarketing results in the U.S. and Canada and higher consumer credit provisions, slightly offset by certain favorable non-U.S. tax rate changes and increases in investment income.
Total financing revenue was relatively constant in the second quarter and first six months of 2006, with declines in consumer revenue being nearly offset by higher operating lease revenues. The decrease in consumer revenue is consistent with the reduction in consumer asset levels as a result of continued whole loan sale activity. Consumer finance receivables declined by $16 billion, or approximately 20%, since June 30, 2005. Operating lease revenue (along with the related depreciation expense) increased year over year consistent with the increase in the size of the operating lease portfolio (approximately 21% since June 2005). The increase in the portfolio is reflective of the shift in our financing volume mix to more leases in the North American operations. The increase in interest and discount expense for the second quarter as compared to the second quarter of 2005 reflects an increasing cost of funds partially offset by decreasing debt levels.

Management’s Discussion and Analysis
GMAC LLC
The provision for credit losses increased in comparison to the prior year largely due to increases in provisions within the North American Operations consumer loan portfolio. The increase in the loss provision is consistent with the increase in delinquencies in the North American Operations portfolio. Refer to the Credit Risk discussion within this Automotive Finance Operations section of the MD&A for further discussion.
Other income increased for both the second quarter and first six months of 2006, as compared to the same periods in 2005. An increase in interest income realized from cash reserve balances as a result of higher short term interest rates in 2006 versus 2005 contributed to the increases over the prior year. In addition, non-interest expenses increased in comparison with 2005 levels due to a decrease in operating lease remarketing results and an overall decrease in lease termination volume.
Total income tax expense declined by $119 million and $46 million in the second quarter and first six months of 2006, respectively, as compared to the same periods in 2005. These decreases were largely due to a reduction in pre-tax income and enacted changes in Canadian corporate and provincial tax rates and the elimination of the large corporation tax for the North American Automotive operations.
Automotive Financing Volume
The following table summarizes our new vehicle consumer financing volume, our share of GM retail sales and our wholesale financing of new vehicles and related share of GM sales to dealers in markets where we operate.

	Second Quarter				Six Months

			Share of				Share of
	GMAC volume		GM sales		GMAC volume		GM sales
Period ended June 30,
(units in thousands)	2006	2005	2006	2005	2006	2005	2006	2005

New vehicle consumer financing
GM vehicles
North America
Retail contracts	218	277	25%	25%	406	589	25%	31%
Leases	168	175	19%	16%	333	313	21%	16%

Total North America	386	452	44%	41%	739	902	46%	47%
International (retail contracts and leases)	129	142	23%	27%	264	268	24%	27%

Total GM units financed	515	594	36%	36%	1,003	1,170	37%	40%

Non-GM units financed	17	21			34	36

Total consumer automotive financing volume	532	615			1,037	1,206

Wholesale financing of new vehicles
GM vehicles
North America	921	1,016	75%	79%	1,841	1,892	75%	80%
International	694	631	85%	83%	1,354	1,204	88%	86%

Total GM units financed	1,615	1,647	79%	81%	3,195	3,096	80%	82%

Non-GM units financed	35	48			73	90

Total wholesale volume	1,650	1,695			3,268	3,186

Our consumer financing volume and penetration levels are significantly impacted by the nature, timing and extent of GM’s use of rate, residual and other financing incentives for marketing purposes on consumer retail contracts and leases. Late in 2004 and through the early part of 2005, GM reduced its use of special rate financing programs and utilized marketing programs that provided cash incentives to customers that use us to finance their purchase of a new GM vehicle. As a result, our North America penetration levels were positively impacted in the first half of 2005. However, as GM has begun to focus on “value pricing”, the use of special rate marketing incentives was reduced and, as a result, our share of retail financing volume has declined since the second quarter of 2005. In addition, the reduction in retail contracts as compared to the second quarter of 2005 had the impact of increasing the percentage of lease contracts relative to the total volume financed. Lease financing volume in the second quarter of 2006 also benefited from a shift by GM in some vehicle incentive programs towards more leasing in replacement of retail marketing activities. In our International Automotive Finance Operations, financing volume has increased as we continue to expand (most notably financing in China and providing financing to Chevrolet-Daewoo). Our wholesale financing continues to be the primary funding source for GM dealer inventories, as total penetration levels in the second quarter of 2006 remained relatively consistent with levels in the second quarter of 2005, and continue to reflect traditionally strong levels.

Management’s Discussion and Analysis
GMAC LLC
Consumer Credit
The following tables summarize pertinent loss experience in the consumer managed and on-balance sheet automotive retail contract portfolio. In general, the credit quality of the off-balance sheet portfolio is representative of our overall managed consumer automotive retail contract portfolio. The off-balance sheet portfolio includes receivables securitized and sold that we continue to service and in which we retain an interest or risk of loss but excludes securitized and sold finance receivables that we continue to service but in which we retain no interest or risk of loss. The process of creating a pool of retail finance receivables for securitization or sale typically excludes accounts that are greater than 30 days delinquent at such time. In addition, the process involves selecting from a pool of receivables that are currently outstanding and, therefore, represent seasoned accounts. A seasoned portfolio that excludes delinquent accounts historically results in better credit performance in the managed portfolio than in the on-balance sheet portfolio of retail finance receivables. In addition, the current off-balance sheet transactions are comprised mainly of subvented rate retail finance receivables, which generally attract higher quality customers (or otherwise cash purchasers) than customers typically associated with non-subvented receivables.
The managed portfolio includes retail receivables held on-balance sheet for investment and receivables securitized and sold that we continue to service and have a continued involvement in (i.e., in which we retain an interest or risk of loss in the underlying receivables) but excludes securitized and sold finance receivables that we continue to service but have no other continuing involvement (serviced-only portfolio). We believe that the disclosure of the credit experience of the managed portfolio presents a more complete presentation of our risk of loss in the underlying assets (typically in the form of a subordinated retained interest). Consistent with the presentation in the Condensed Consolidated Balance Sheet, retail contracts presented in the table represent the principal balance of the finance receivables discounted for any unearned rate support received from GM.

	Average	Charge-offs,
	retail	net of		Annualized net
	contracts	recoveries		charge-off rate

Second quarter ended June 30, ($ in millions)	2006	2006	2005	2006	2005

Managed
North America	$54,186	$120	$172	0.89%	0.90%
International	15,115	23	35	0.61%	0.94%

Total managed	$69,301	$143	$207	0.83%	0.91%

On-balance sheet
North America	$48,726	$118	$169	0.97%	0.94%
International	15,115	23	35	0.61%	0.94%

Total on-balance sheet	$63,841	$141	$204	0.88%	0.94%

	Average	Charge-offs,
	retail	net of		Annualized net
	contracts	recoveries		charge-off rate

Six months ended June 30, ($ in millions)	2006	2006	2005	2006	2005

Managed
North America	$56,631	$281	$366	0.99%	0.93%
International	14,944	50	69	0.67%	0.92%

Total managed	$71,575	$331	$435	0.92%	0.93%

On-balance sheet
North America	$51,303	$277	$360	1.08%	0.98%
International	14,944	50	69	0.67%	0.92%

Total on-balance sheet	$66,247	$327	$429	0.99%	0.97%

Management’s Discussion and Analysis
GMAC LLC

The following table summarizes pertinent delinquency experience in the consumer automotive retail contract portfolio.

	Percent of retail contracts
	30 days or more past due (a)

	Managed		On-balance sheet

June 30,	2006	2005	2006	2005

North America	2.35%	2.02%	2.57%	2.14%
International	2.64%	2.70%	2.64%	2.70%

Total	2.52%	2.19%	2.63%	2.29%

(a)	Past due contracts are calculated on the basis of the average number of contracts delinquent during a month and exclude accounts in bankruptcy.
In addition to the preceding loss and delinquency data, the following table summarizes bankruptcies and repossession information for the United States consumer automotive retail contract portfolio (which represents approximately 58% of our on-balance sheet consumer automotive retail contract portfolio):

	Managed		On-balance sheet

Second quarter ended June 30,	2006	2005	2006	2005

Average retail contracts in bankruptcy (in units)	92,961	99,338	91,952	95,011
Bankruptcies as a percent of average number of contracts outstanding	2.74%	2.13%	2.92%	2.20%
Retail contract repossessions (in units)	21,432	23,306	21,081	22,952
Annualized repossessions as a percent of average number of contracts outstanding	2.51%	1.97%	2.66%	2.10%

	Managed		On-balance sheet

Six months ended June 30,	2006	2005	2006	2005

Average retail contracts in bankruptcy (in units)	98,598	97,809	97,265	93,261
Bankruptcies as a percent of average number of contracts outstanding	2.80%	2.05%	2.93%	2.11%
Retail contract repossessions (in units)	46,565	50,384	45,964	48,702
Annualized repossessions as a percent of average number of contracts outstanding	2.62%	2.12%	2.75%	2.20%

Management’s Discussion and Analysis
GMAC LLC
The following table summarizes activity related to the consumer allowance for credit losses for our Automotive Finance operations.

	Second Quarter		Six Months

Period ended June 30, ($ in millions)	2006	2005	2006	2005

Allowance at beginning of period	$1,463	$1,978	$1,618	$2,035
Provision for credit losses	148	49	176	226
Charge-offs
Domestic	(164)	(193)	(357)	(414)
Foreign	(36)	(50)	(80)	(99)

Total charge-offs	(200)	(243)	(437)	(513)

Recoveries
Domestic	40	23	78	59
Foreign	11	13	24	24

Total recoveries	51	36	102	83

Net charge-offs	(149)	(207)	(335)	(430)
Impacts of foreign currency translation	5	(1)	7	(12)
Securitization activity	—	—	1	—

Allowance at June 30,	$1,467	$1,819	$1,467	$1,819
Allowance coverage (a)	2.35%	2.33%	2.35%	2.33%

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet consumer automotive retail contracts.
The overall credit performance of the consumer portfolio has deteriorated from the prior year consistent with the decline in the level of overall managed and on balance sheet receivables as we continue to execute more whole loan sales. Similar to securitizations, the process of creating a pool of retail finance receivables for whole loan sales typically involves excluding retail contracts that are greater than 30 days delinquent at such time and selecting from a pool of receivables currently outstanding which, therefore represents seasoned contracts. A seasoned portfolio that excludes delinquent contracts historically results in better credit performance and, as a result, the increase in whole loan activity over the past year has impacted the charge-offs as a percentage of the managed and on-balance sheet portfolio, when compared to the comparable period in the prior year. In addition to the impact of whole loan activity, delinquencies in the North American Operations managed and on balance sheet portfolio has been negatively impacted by an aging of the overall portfolio as consumer serviced assets continue to decrease as compared to prior year levels. International consumer credit portfolio performance remains strong as both delinquencies and charge-offs have declined as compared to prior year levels.
The allowance for credit losses as a percentage of the total on-balance sheet consumer portfolio remained stable in comparison to the prior period as the consumer allowance quarter over quarter increased along with automotive retail asset levels.

Management’s Discussion and Analysis
GMAC LLC
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
At June 30, 2006, the only commercial receivables that had been securitized and accounted for as off-balance sheet transactions represent wholesale lines of credit extended to automotive dealerships, which historically experience low charge-offs. Since only wholesale accounts have historically been securitized, the amount of charge-offs on our managed portfolio is the same as the on-balance sheet portfolio. As a result, only the on-balance sheet commercial portfolio credit experience is presented in the following table:

	Total loans	Impaired loans (a)

	June 30,	June 30,	Dec 31,	June 30,
($ in millions)	2006	2006	2005	2005

Wholesale	23,425	$286	$299	$585
		1.22%	1.45%	2.65%
Other commercial financing	3,995	43	142	158
		1.08%	1.36%	1.49%

Total on-balance sheet	27,420	$329	$441	$743
		1.20%	1.42%	2.27%

(a)	Includes loans where it is probable that we will be unable to collect all amounts due according to the terms of the loan.
The commercial allowance for credit losses was $70 million and $122 million as of June 30, 2006 and 2005, respectively. Charge-off activity in the commercial portfolio was a net charge-off of $1 million and $2 million for the six months ended June 30, 2006 and 2005, respectively. Decreases in the level of allowance from 2005 levels are reflective of proportional decreases in the on-balance sheet commercial portfolio over the same time period.

Management’s Discussion and Analysis
GMAC LLC

ResCap
The principal activities of our ResCap operations involve the origination, purchase, servicing, sale and securitization of consumer (i.e., residential) and commercial mortgage loans and mortgage related products (e.g., real estate services). Typically, mortgage loans are originated and sold to investors in the secondary market, including securitization transactions in which the assets are legally sold but are accounted for as secured financings. For additional information, please refer to ResCap’s quarterly report on Form 10-Q for the period ended June 30, 2006, filed separately with the SEC, which report is not deemed incorporated into any of our filings under the Securities Act or the Exchange Act.
Results of Operations
The following table summarizes the operating results for ResCap for the periods indicated. The amounts presented are before the elimination of balances and transactions with our other reporting segments.

	Second Quarter				Six Months

Period ended June 30, ($ in millions)	2006	2005	Change	%	2006	2005	Change	%

Revenue
Total financing revenue	$1,821	$1,225	$596	49	$3,521	$2,410	$1,111	46
Interest and discount expense	(1,558)	(850)	(708)	(83)	(2,993)	(1,616)	(1,377)	(85)
Provision for credit losses	(123)	(145)	22	15	(245)	(278)	33	12

Net financing revenue	140	230	(90)	(39)	283	516	(233)	(45)
Mortgage servicing fees	387	351	36	10	761	700	61	9
MSR amortization and impairment	—	(306)	306	100	—	(447)	447	100
Servicing asset valuation and hedge activities, net	(171)	117	(288)	(246)	(356)	94	(450)	(479)

Net loan servicing income	216	162	54	33	405	347	58	17
Gains on sale of loans	375	151	224	148	642	480	162	34
Other income	843	553	290	52	1,186	878	308	35
Noninterest expense	(695)	(637)	(58)	(9)	(1,297)	(1,233)	(64)	(5)
Income tax expense	(331)	(159)	(172)	(108)	(469)	(366)	(103)	(28)

Net income	$548	$300	$248	83	$750	$622	$128	21

Total assets	$124,552	$98,571	$25,981	26

ResCap net income increased 83% and 21% to $548 million and $750 million for the second quarter and first six months of 2006. These increases in net income were primarily the result of the sale of our equity interest in a regional homebuilder during the second quarter 2006 which we recorded an after-tax gain of approximately $259 million in the three months ended June 30, 2006. Our net income for the three months ended June 30, 2006, was also impacted by an increase in financing revenues from higher asset levels due to higher loan production as well as continued favorable trends in credit loss provisions. However, these increases were partially offset by higher interest and discount expense driven by increases in short-term market interest rates and debt outstanding.
Net loan servicing income remained relatively flat as the favorable impacts of higher mortgage servicing fees and MSR valuation due to slower prepayment speeds, as a result of the rising interest rate environment, were offset by negative hedging results.
Gain on sales of loans increased due to higher overall loan production and the increased volume of off-balance sheet securitizations versus on-balance sheet secured financings. Other income increased due to the sale of our equity interest in a regional homebuilder and higher residential real estate income due to strong performance and continued growth in residential real estate investments, slightly offset by losses on U.S. Treasury and principal-only securities.

Management’s Discussion and Analysis
GMAC LLC
Mortgage Loan Production, Sales and Servicing
Our mortgage loan production increased to $47.0 billion for the three months ended June 30, 2006, compared to $42.6 billion for the same period in 2005. These increases were primarily a result of increases in domestic market share. The domestic mortgage origination markets was estimated to be $1.3 trillion for the six months ended June 30, 2006, a decline of 6.1% compared to the comparable period in 2005. The market share growth continues to be achieved through effectively changing our product offerings and pricing in our market.
The following summarizes mortgage loan production for the periods indicated.

	Second Quarter		Six Months

Period ended June 30, ($ in millions)	2006	2005	2006	2005

Consumer:
Principal amount by product type:
Prime conforming	$11,965	$10,512	$20,534	$24,700
Prime nonconforming	14,638	14,998	26,365	25,066
Government	1,081	1,044	1,942	2,241
Nonprime	6,060	8,321	15,156	13,937
Prime second-lien	6,585	3,186	12,400	5,674

Total U.S. production	40,329	38,061	76,397	71,618
International	6,693	4,547	12,205	7,451

Total	$47,022	$42,608	$88,602	$79,069

Principal amount by origination channel:
Retail and direct channels	$7,424	$9,696	$14,102	$18,177
Correspondent and broker channels	32,905	28,365	62,295	53,441

Total U.S. production	$40,329	$38,061	$76,397	$71,618

Number of loans (in units):
Retail and direct channels	65,011	76,569	125,899	142,970
Correspondent and broker channels	208,747	150,385	399,599	303,634

Total U.S. production	273,758	226,954	525,498	446,604

The following table summarizes the primary domestic mortgage loan servicing portfolio for which we hold the corresponding mortgage servicing rights:

	U.S. mortgage loan servicing portfolio

	June 30, 2006		December 31, 2005

	Number	Dollar amount	Number	Dollar amount
($ in millions)	of loans	of loans	of loans	of loans

Principal conforming	1,421,361	$194,907	1,393,379	$186,405
Prime non-conforming	293,923	89,415	257,550	76,980
Government	179,721	18,342	181,679	18,098
Nonprime	472,491	55,168	493,486	56,373
Prime second-lien	621,689	24,234	500,534	17,073

Total primary servicing portfolio (a)	2,989,185	$382,066	2,826,628	$354,929

(a)	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 304,749 with an unpaid principal balance of $45.4 billion at June 30, 2006, and 271,489 with an unpaid balance of $38.9 billion at December 31, 2005.
Our international servicing portfolio was comprised of $27.8 billion of mortgage loans as of June 30, 2006.

Management’s Discussion and Analysis
GMAC LLC
Allowance for Loan Losses
The following table summarizes the activity related to the allowance for loan losses:

	Second Quarter		Six Months

Period ended June 30, ($ in millions)	2006	2005	2006	2005

Allowance at beginning of period	$1,261	$1,075	$1,253	$1,015
Provision for loan losses	123	145	245	298
Charge-offs	(164)	(134)	(294)	(242)
Recoveries	10	8	26	23

Allowance at June 30	$1,230	$1,094	$1,230	$1,094
Allowance as a percentage of total mortgage loans held for investment and lending receivables	1.42%	1.63%	1.42%	1.63%

Nonperforming Assets
The following table summarizes the nonperforming assets. Nonperforming assets are nonaccrual loans, foreclosed assets and restructured loans. Mortgage loans and lending receivables are generally placed on nonaccrual status when they are 60 days or more past due, or when the timely collection of the principal of the loan, in whole or in part, is doubtful. Management’s classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part.

	June 30,	December 31,	June 30,
($ in millions)	2006	2005	2005

Nonaccrual loans:
Mortgage loans:
Prime conforming	$9	$10	$19
Prime nonconforming	328	361	176
Government	—	—	32
Prime second-lien	70	85	58
Nonprime (a)	5,587	5,731	4,841
Lending receivables:
Warehouse	21	42	4
Construction	13	8	9
Commercial real estate	—	17	—

Total nonaccrual loans	$6,028	$6,254	$5,139
Restructured loans	17	23	9
Foreclosed assets	728	506	525

Total nonperforming assets	$6,773	$6,783	$5,673

Total nonaccrual loans as a percentage of total mortgage loans held for investment and lending receivables	7.0%	7.6%	7.6%

Total nonperforming assets as a percentage of total ResCap assets	5.4%	5.7%	5.7%

(a)	Includes $180 as of June 30, 2006, $374 as of December 31, 2005, and $843 as of June 30, 2005, of loans that were purchased distressed and already in nonaccrual status.
Our classification of a loan as nonperforming does not necessarily indicate that the principal amount of the loan is ultimately uncollectible in whole or in part. In certain cases, borrowers make payments to bring their loans contractually current and, in all cases, our mortgage loans are collateralized by residential real estate. As a result, our experience has been that any amount of ultimate loss is substantially less than the unpaid principal balance of a nonperforming loan.

Management’s Discussion and Analysis
GMAC LLC

Insurance Operations
Our Insurance operations insure automobile service contracts and underwrite personal automobile insurance coverages (ranging from preferred to non-standard risks) and selected commercial insurance and reinsurance coverages. Refer to pages 42-45 of our 2005 Annual Report on Form 10-K for further discussion of the business profile of our Insurance operations.
Results of Operations
The following table summarizes the operating results of GMAC Insurance for the periods indicated. The amounts presented are before the elimination of balances and transactions with our other operating segments.

	Second Quarter				Six Months

Period ended June 30, ($ in millions)	2006	2005	Change	%	2006	2005	Change	%

Revenue
Insurance premiums and service revenue earned	$1,042	$919	$123	13	$2,046	$1,830	$216	12
Investment income	84	96	(12)	(13)	189	186	3	2
Other income	31	39	(8)	(21)	63	76	(13)	(17)

Total revenue	1,157	1,054	103	10	2,298	2,092	206	10
Insurance losses and loss adjustment expenses	(653)	(597)	(56)	(9)	(1,250)	(1,185)	(65)	(5)
Acquisition and underwriting expense	(363)	(291)	(72)	(25)	(693)	(575)	(118)	(21)
Premium tax and other expense	(24)	(21)	(3)	(14)	(52)	(44)	(8)	(18)

Income before income taxes	117	145	(28)	(19)	303	288	15	5
Income tax expense	(37)	(45)	8	18	(94)	(93)	(1)	(1)

Net income	$80	$100	($20)	(20)	$209	$195	$14	7

Total assets	$13,475	$12,173	$1,302	11	$13,475	$12,173	$1,302	11

Insurance premiums and service revenue written	$1,030	$1,038	($8)	(1)	$2,131	$2,156	($25)	(1)

Combined ratio (a)	96.2%	94.4%			93.8%	94.1%

(a)	Management uses combined ratio as a primary measure of underwriting profitability, with its components measured using Generally Accepted Accounting Principles. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all reported losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.
Net income from Insurance operations totaled $80 million and $209 million for the second quarter and first six months of 2006, respectively, as compared to $100 million and $195 million for the same periods in 2005. Net income fell quarter over quarter due to unfavorable underwriting results driven by a higher level of losses and loss adjustment expenses, as exhibited by the increase in combined ratio to 96.2% from 94.4% and a lower level of realized capital gains. Underwriting results declined due to higher weather losses in the auto dealer physical damage business and increased loss experience in international personal lines. The decrease in underwriting results was favorably impacted by increases in insurance premiums and service revenue earned and favorable loss experience in the extended service contract product line and favorable results in domestic personal lines. Net income year-to-date increased due to favorable underwriting results in the first quarter resulting from a lower level of incurred losses and an increase in recognized capital gains. This increase was offset by lower underwriting results and capital gains realized in the second quarter. In addition, year-to-date results benefited from the strategic acquisition of MEEMIC, a personal lines business that offers automobile and homeowners insurance in the Midwest.
Insurance premiums and service revenue written totaled $1.0 billion and $2.1 billion for the second quarter and first six months of 2006, respectively, as compared to $1.0 billion and $2.2 billion for the same periods in 2005. The decrease in the first six months as compared to the same period last year is primarily attributable to a lower volume of policies in the extended service contract business due to lower penetration and retail vehicle sales. The decrease in insurance premiums and service revenue written was partially offset by the inclusion of MEEMIC and growth in the reinsurance assumed business.
The combination of investment and other income decreased 15% and 4% in the second quarter and first six months of 2006, respectively, as compared to the same 2005 periods. The decline is primarily attributable to lower capital gains recognized, somewhat offset by an

Management’s Discussion and Analysis
GMAC LLC
increase in interest and dividend income in our portfolio of invested assets. The market value of the investment portfolio was $7.7 billion at June 30, 2006, compared to $7.5 billion at June 30, 2005.
Total expenses increased 14% in the second quarter of 2006 as compared to the same period in 2005, and 11% for the first six months of 2005 over the same period in 2005. The increases were commensurate with higher insurance premiums and service revenue earned and an increase in amortization of deferred acquisition costs.

Other
Other operations is comprised of our Commercial Finance Group, equity interest in Capmark, certain corporate activities related to the Mortgage Group, and reclassifications and elimination between the reporting segments.
Results of Operations
Net income for GMAC’s Other operations is summarized as follows:

	Second Quarter				Six Months

Period ended June 30, ($ in millions)	2006	2005	Change	%	2006	2005	Change	%

Commercial Finance Group	$1	$12	($11)	(92)	$11	$26	($15)	(58)
Capmark	19	38	(19)	(50)	48	101	(53)	(52)

Net income	$20	$50	($30)	(60)	$59	$127	($68)	(54)

Total assets (a)	$6,804	$24,347	($17,543)	(72)

(a)	Represents assets of Commercial Finance Group and Capmark.
Commercial Finance Group
The Commercial Finance Group earned $1 million and $11 million for the second quarter and first six months of 2006, respectively, as compared to $12 million and $26 million earned in the same periods of the prior year. The decrease is primarily due to increases in provisions for credit losses. Additionally, net income has been negatively impacted by a decline in average earning assets and factored sales volume, which declined by 6% and 12%, respectively, during the second quarter in comparison to the prior year. For the six months ended June 30, 2006, the volume declined by 2% and 10% in comparison to the same period in 2005.
During the second quarter, our Commercial Finance Group experienced a certain amount of attrition of key personnel, including their President and CEO. As a result, the Commercial Finance Group reporting unit has initiated a goodwill impairment test, outside the normal fourth quarter cycle, which is expected to be completed during the third quarter of 2006.
Equity Interest in Capmark
On March 23, 2006, we closed on the sale of approximately 78 percent of our equity in Capmark for approximately $1.5 billion in cash. At the closing, Capmark also repaid to us approximately $7.3 billion in intercompany loans, bringing the total cash proceeds from the sale to $8.8 billion.
We retained an equity voting interest in Capmark and have representation on its Board of Directors. We no longer have a majority ownership or a majority controlling interest in Capmark but do have the ability to exercise significant influence and have accounted for our remaining interest under the equity method of accounting. In addition to our equity investment, we have an investment of $250 million of subordinated indenture notes issued by Capmark. Both investments are reflected in Other assets in the Condensed Consolidated Balance Sheet.
Our net after-tax earnings in Capmark decreased 50% and 52% to $19 million and $48 million for the second quarter and first six months of 2006. These decreases are primarily a result of a loss on the sale and a decline in earnings for the quarter as we are no longer fully consolidating the results of Capmark but instead reflect our 22% equity share of Capmark earnings effective March 23, 2006.

Critical Accounting Estimates
We have identified critical accounting estimates that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition, results of operations or cash flows under different conditions or using different assumptions.

Management’s Discussion and Analysis
GMAC LLC
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
There have been no other significant changes in the methodologies and processes used in developing these estimates from what is described in our 2005 Annual Report on Form 10-K. Refer to Note 1 for further discussion of the impact of adopting this standard.

Funding and Liquidity
Funding Sources and Strategy
Our liquidity and our ongoing profitability is, in large part, dependent upon our timely access to capital and the costs associated with raising funds in different segments of the capital markets. Over the past several years, our funding strategy has focused on the development of diversified funding sources across a global investor base, both public and private and, as appropriate, the extension of debt maturities. In addition, we maintain a large cash reserve ($22.7 billion at June 30, 2006) including certain marketable securities that can be utilized to meet our obligations in the event of any market disruption. From time to time, we repurchase previously issued debt as part of our cash and liquidity management strategy. This multi-faceted strategy, combined with a continuous prefunding of requirements, is designed to enhance our ability to meet our obligations.
The diversity of our funding sources enhances funding flexibility, limits dependence on any one source of funds and results in a more cost effective strategy over the longer term. In developing this approach, management considers market conditions, prevailing interest rates, liquidity needs and the desired maturity profile of our liabilities. This strategy has helped us maintain liquidity during periods of weakness in the capital markets, changes in our business or changes in our credit ratings. Despite our diverse funding sources and strategies, our ability to maintain liquidity may be affected by certain risk factors. Refer to Risk Factors for further discussion on risk factors.

Management’s Discussion and Analysis
GMAC LLC
The following table summarizes our outstanding debt by funding source, excluding Capmark balances, for the periods indicated:

	Outstanding

	June 30,	December 31,
($ in millions)	2006	2005

Commercial paper	$850	$524
Institutional term debt	77,621	82,557
Retail debt programs	32,047	34,482
Secured financings	124,945	121,138
Bank loans, and other	13,512	15,704

Total debt (a)	248,975	254,405
Customer deposits (b)	9,143	6,855
Off-balance sheet securitizations (c)
Retail finance receivables	6,476	3,165
Wholesale loans	20,881	20,724
Mortgage loans	92,361	77,573

Total funding	377,836	362,722
Less: cash reserves (d)	(22,703)	(19,605)

Net funding	$355,133	$343,117

Leverage ratio covenant (e)	6.8:1	7.5:1

Funding Commitments ($ in billions)
Bank liquidity facilities (f)	$44.4	$44.1
Secured funding facilities (g)	$109.3	$114.9

(a)	Excludes fair value adjustment as described in Note 7 to the Condensed Consolidated Financial Statements.

(b)	Includes consumer and commercial bank deposits and dealer wholesale deposits.
(c)	Represents net funding from securitizations of retail and wholesale automotive receivables and mortgage loans accounted for as sales, further described in Note 8 to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K.
(d)	Includes $17.2 billion in cash and cash equivalents and $5.5 billion invested in marketable securities at June 30, 2006, and $15.4 billion and $4.2 billion at December 31, 2005, respectively.
(e)	As described in Note 7 to the Condensed Consolidated Financial Statements, our liquidity facilities and certain other funding facilities contain a leverage ratio covenant of 11.0:1 which excludes from debt, securitization transactions that are accounted for on-balance sheet as secured financings (totaling $97,841 and $94,346 at June 30, 2006, and December 31, 2005, respectively). Our debt to equity ratio was 11.2:1 and 11.9:1, at June 30, 2006, and December 31, 2005, respectively, as determined by accounting principles generally accepted in the United States of America, which was the former basis for the leverage ratio covenant.

(f)	Represents both committed and uncommitted bank liquidity facilities. Refer to Note 7 to the Condensed Consolidated Financial Statements for details.

(g)	Represents both committed and uncommitted secured funding facilities. Includes commitments with third-party asset-backed commercial paper conduits as well as forward flow sale agreements with third parties and repurchase facilities. Refer to Note 7 to the Condensed Consolidated Financial Statements for details.
In the second and third quarters of 2005 our unsecured debt ratings (excluding ResCap) were lowered to a non-investment grade rating by three of the four nationally recognized rating agencies that rate us (refer to the Credit Ratings section of this MD&A for further information). These downgrades were a continuation of a series of credit rating actions over the past few years caused by concerns as to the financial outlook of GM, including its overall market position in the automotive industry and its burdensome health care obligations, as well as the uncertainty surrounding the auto parts supplier Delphi Corporation and its impact on GM’s financial condition. As a result of these rating actions, our unsecured credit spreads widened to unprecedented levels in 2005. In anticipation of, and as a result of, these credit rating actions, we modified our diversified funding strategy to focus on secured funding and automotive whole loan sales. These funding sources are generally not directly affected by ratings on unsecured debt and therefore offer both stability in spread and access to the market. For the six months of 2006, secured funding and automotive whole loan sales represented 94% of our U.S. automotive term funding volume. The increased use of automotive whole loan sales is part of our migration to an originate and sell model for our U.S. automotive finance business. In the second quarter of 2006, we executed $5.5 billion in automotive whole loan sales.
In addition, through our banking activities in our mortgage and automotive operations, bank deposits (certificates of deposits and brokered deposits) have become an important funding source for us. We have also been able to diversify our unsecured funding through the

Management’s Discussion and Analysis
General Motors Acceptance Corporation
formation of ResCap. ResCap, an indirect wholly owned subsidiary, was formed as the holding company of our residential mortgage businesses and in the second quarter of 2005 successfully achieved an investment grade rating (separate from GMAC). To date, ResCap has issued $12.2 billion in public and private unsecured debt and closed a $3.5 billion syndication of its bank facilities. The syndication, which closed in July 2005, consisted of a $1.75 billion syndicated term loan; an $875 million syndicated line of credit committed through July 2008 and an $875 million syndicated line of credit committed through July 2007. In the fourth quarter of 2005, ResCap filed a $12 billion shelf registration statement in order to offer senior and/or subordinated debt securities and has issued $7.2 billion in unsecured debt to date from this shelf. In May 2006 $1.7 billion was issued off of this shelf which was comprised of two tranches, GBP 400 million and EUR 750 million. The proceeds from bond transactions were used to repay the intercompany subordinated note to us, thus providing additional liquidity.
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
The change in focus in the funding strategy has allowed us to maintain adequate access to capital and a sufficient liquidity position despite reductions in and limited access to traditional unsecured funding sources (i.e., commercial paper, term debt, bank loans and lines of credit) due to the deterioration in our unsecured credit rating. Unsecured sources most impacted by the reduction in our credit rating have been our commercial paper programs, the term debt markets, certain bank loan arrangements primarily at ResCap and our International Automotive operations, as well as Fannie Mae custodial borrowing arrangements at ResCap.
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
With limited access to traditional unsecured funding sources, management will continue to diversify and expand our use of asset-backed funding and we believe that our funding strategy will provide sufficient access to the capital markets to meet our short- and medium-term funding needs. Notwithstanding the foregoing, management believes that the current ratings situation and outlook increases the level of risk to our long-term ability to sustain the current level of asset originations. In an effort to mitigate this risk, on April 3, 2006, GM announced that it agreed to sell a 51 percent controlling interest in us to a consortium led by Cerberus Capital Management, which is expected to close in the fourth quarter of this year. In addition to continuing to enable us to support the sale of GM vehicles, the transaction is intended to support our strategic goal of a stable investment grade rating and profitable growth. In connection with the targeted fourth quarter sale closing, we expect to arrange two asset-backed funding facilities that total up to $25 billion, which will support our ongoing business and enhance our liquidity position. A $10 billion facility is expected to be available before closing and the other facility is expected to be available on or after closing. Citigroup has committed $12.5 billion in the aggregate to these two facilities. The funding facilities are in addition to Citigroup’s initial equity investment in us. There can be no assurance that the sale transaction will be successful in achieving a stable investment grade rating and therefore we plan to maintain the current conservative funding strategy until risks to closing the transaction are reduced.
Credit Ratings
The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. This is particularly true for certain term debt institutional investors whose investment guidelines require investment grade term ratings and for short-term institutional investors (money markets in particular) whose investment guidelines require the two highest rating categories for short-term debt. Substantially all of our debt has been rated by nationally recognized statistical rating organizations. Concerns over the competitive and financial strength of GM, including how it will fund its burdensome health care liabilities and uncertainties at Delphi Corporation, have resulted in a series of credit rating actions, which commenced late in 2001. In the second and third quarters of 2005, Standard & Poor’s, Fitch and Moody’s downgraded GMAC’s (excluding ResCap) senior debt to a non-investment grade rating with DBRS continuing to maintain an investment grade rating on our senior debt. As a result of GM’s announcement on October 17, 2005, that it was exploring the possible sale of a controlling interest in us to a strategic partner, the four rating agencies changed our review status to either evolving or developing. Most recently, on March 16, 2006, Moody’s placed our senior unsecured ratings under review for a possible downgrade following GM’s announcement that it would delay filing its annual report on

Management’s Discussion and Analysis
GMAC LLC
Form 10-K with the SEC. Following the April 3, 2006, announcement by GM that it agreed to sell a 51 percent controlling interest in us, Fitch revised our rating watch status to Positive from Evolving, indicating that the ratings may be upgraded or maintained at current levels.
The following summarizes our current ratings, outlook and the date of last rating action by the respective nationally recognized rating agencies.

Rating	Commercial	Senior
Agency	Paper	Debt	Outlook	Date of Last Action

Fitch	B	BB	Positive	September 26, 2005 (a)
Possible
Moody’s	Not-Prime	Ba1	downgrade	August 24, 2005 (b)
S&P	B-1	BB	Developing	May 5, 2005 (c)
DBRS	R-2 (low)	BBB (low)	Developing	August 2, 2005 (d)

(a)	Fitch downgraded our senior debt to BB from BB+, affirmed the commercial paper rating of B and on October 17, 2005, placed the ratings on Rating Watch Evolving and on April 3, 2006, changed the rating watch status to Positive.
(b)	Moody’s lowered our senior debt to Ba1 from Baa2, downgraded the commercial paper rating to Not-Prime from Prime-2 and on October 17, 2005, changed the review status of the long-term debt ratings to direction uncertain and on March 16, 2006, changed the review status of the senior debt ratings to possible downgrade.
(c)	Standard & Poor’s downgraded our senior debt to BB from BBB-, downgraded the commercial paper rating to B-1 from A-3 and on October 10, 2005, changed the outlook to CreditWatch with developing implications.
(d)	DBRS downgraded our senior debt to BBB (low) from BBB, downgraded the commercial paper rating to R-2 (low) from R-2 (middle), and on October 11, 2005, placed the ratings under review with developing implications and affirmed the review status on October 17, 2005.
In addition, ResCap, our indirect wholly owned subsidiary, has investment grade ratings (separate from GMAC) from the nationally recognized rating agencies. The following table summarizes ResCap’s current ratings, outlook and the date of the last rating or outlook change by the respective agency.

Rating	Commercial	Senior
Agency	Paper	Debt	Outlook	Date of Last Action

Fitch	F3	BBB-	Positive	September 26, 2005 (a)
Possible
Moody’s	P-3	Baa3	downgrade	August 24, 2005 (b)
S&P	A-3	BBB-	Developing	June 9, 2005 (c)
DBRS	R-2 (middle)	BBB	Developing	June 9, 2005 (d)

(a)	Fitch downgraded the senior debt of ResCap to BBB- from BBB, downgraded the commercial paper rating to F3 from F2, and on October 17, 2005, placed the ratings on Rating Watch Evolving and on April 3, 2006, changed the rating watch status to Positive.
(b)	Moody’s downgraded the senior debt of ResCap to Baa3 from Baa2, downgraded the commercial paper rating to P3 from P2, on October 17, 2005, changed the review status of the long-term debt ratings to direction uncertain and on March 16, 2006, changed the review status of the senior debt ratings to possible downgrade.
(c)	Standard & Poor’s initial ratings for ResCap were assigned, and on October 10, 2005, S&P changed the outlook to CreditWatch with developing implications.
(d)	DBRS initial ratings for ResCap were assigned and on October 11, 2005, DBRS placed the ratings under review with developing implications and affirmed the review status on October 17, 2005.

Management’s Discussion and Analysis
GMAC LLC

Off-balance Sheet Arrangements
We use off-balance sheet entities as an integral part of our operating and funding activities. For further discussion of our use of off-balance sheet entities, refer to the Off-balance Sheet Arrangements section in our 2005 Annual Report on Form 10-K.
The following table, which excludes Capmark balances, summarizes assets carried off-balance sheet in these entities.

	June 30,	December 31,
($ in billions)	2006	2005

Securitization (a)
Retail finance receivables	$7.2	$6.0
Wholesale loans	21.6	21.4
Mortgage loans	94.7	79.4

Total securitization	123.5	106.8
Other off-balance sheet activities
Mortgage warehouse	0.8	0.6
Other mortgage	0.1	0.2

Total off-balance sheet activities	$124.4	$107.6

(a)	Includes only securitizations accounted for as sales under SFAS 140, as further described in Note 9 to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K.

Accounting and Reporting Developments
Statement of Position 05-1 — In September 2005 the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance contracts. SOP 05-1 defines an internal replacement, and specifies the conditions that determine whether the replacement contract is substantially or unsubstantially changed from the replaced contract. An internal replacement determined to result in a substantially changed contract should be accounted for as an extinguishment of the replaced contract, and unamortized deferred acquisition costs and unearned revenue liabilities of the replaced contract should no longer be deferred. An internal replacement determined to result in an unsubstantially changed contract should be accounted for as a continuation of the replaced asset. SOP 05-01 introduces the terms integrated and non-integrated contract features and specifies that non-integrated features do not change the base contract and are to be accounted for in a manner similar to a separately issued contract. Integrated features are evaluated in conjunction with the base contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Management is assessing the potential impact on our financial condition or results of operations.
Statement of Financial Accounting Standards No. 155 — In February 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155 Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS 155). This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value on an instrument-by-instrument basis. The standard eliminates the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial instrument other than another derivative financial instrument. SFAS 155 also clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133 as well as determines that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the fiscal year that begins after September 15, 2006. Management is assessing the potential impact on our financial condition or results of operations.
FASB Staff Position — FIN 46(R)-6 — In April 2006 the FASB issued FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R) which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation are examined to determine the variability in applying FIN 46(R). The variability is used in applying FIN 46(R) to determine whether an entity is a variable interest entity, which interests are variable interests in the entity and who is the primary beneficiary of the variable interest entity. This statement is applied prospectively and is effective for all reporting periods after June 15, 2006. Management is assessing the potential impact on our financial condition or results of operations.
FASB Interpretation No. 48 — In June 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) which supplements Statement of Financial Accounting Standard No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is

Management’s Discussion and Analysis
GMAC LLC
“more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Management is assessing the potential impact on our financial condition or results of operations.

Consolidated Operating Results
The following section provides a discussion of our consolidated results of operations as displayed in the Condensed Consolidated Statement of Income. The individual business segment sections of this MD&A provide a further discussion of the operating results.
Revenues
Total revenue increased by $410 million and $922 million, respectively, in the second quarter and first six months of 2006, compared to the same period of 2005, primarily due to increases in operating lease income, revenue from mortgage loans held for sale and mortgage consumer interest income. Mortgage originations increased to $47.0 billion in the second quarter from $42.6 billion in the prior period. These increases were partially offset by a decline in auto consumer revenue.
Interest and discount expense increased by $769 million and $1,329 million in the second quarter and first six months of 2006, as compared to the same period of the prior year. This increase is primarily the result of the negative impact of higher funding costs due to an increase in overall market interest rates. The provision for credit losses increased for the second quarter of 2006 by $84 million.
Insurance premiums and service revenue earned increased by 13% and 12% in the second quarter and first six months of 2006 as compared with the same period in 2005, as a result of the acquisition of MEEMIC, growth in the extended service contract line, reinsurance assumed business and international personal lines operations. Gain on sale of mortgage and automotive loans increased due to higher overall loan production and increased volume of off-balance sheet securitizations versus on-balance secured financings.
Investment income decreased by $106 million and $98 million in the second quarter and first six months of 2006, respectively, as compared to the same period in the prior year. The decreases are primarily driven by lower capital gains recognized and an increase in losses on U.S. Treasury and principal-only securities during the first half of 2006. Gain on sale of equity investments increased by $411 million in the second quarter and first six months of 2006 as compared to the same period in the prior year. The increase is primarily driven due to the sale of our equity interest in a regional homebuilder during the second quarter of 2006.
Expenses
Noninterest expense increased by $197 million, or 5% in the second quarter of 2006 and $529 million, or 7% for the first six months of 2006, as compared to the same period in the prior year. Depreciation expense on operating lease assets increased during the second quarter and first six months of 2006, as a result of higher average operating lease asset levels as compared to the same period of 2005. In addition, other operating expenses increased due to a decrease in the gains realized on the disposal of off-lease vehicles.

Management’s Discussion and Analysis
GMAC LLC

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
The words “anticipate,” “estimate,” “believe,” “expect,” “intend,” “may,” “plan,” “project,” “future” and “should” and any similar expressions are intended to identify forward-looking statements. Forward-looking statements involve a number of risks, uncertainties and other factors, including (but not limited to) the Risk Factors described in Item 1A of our 2005 Form 10-K, as updated in this Form 10-Q, and which may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K. Such factors include, among others, the following: the ability of GM to complete the previously announced transaction with a strategic investor regarding a controlling interest in us while maintaining a significant stake in us, securing separate credit ratings and low cost funding to sustain growth for us and ResCap and maintaining the mutually beneficial relationship between us and GM; changes in economic conditions, currency exchange rates, significant terrorist attacks or political instability in the major markets where we operate; changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of our products, the cost thereof or applicable tax rates; and the threat of terrorism, the outbreak or escalation of hostilities between the United States and any foreign power or territory and changes in international political conditions may continue to affect both the United States and the global economy and may increase other risks.

Controls and Procedures
GMAC LLC

Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Principal Executive Officer and our Principal Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on management’s evaluation, GMAC’s Principal Executive and Principal Financial Officer each concluded that our disclosure controls and procedures were not effective as of June 30, 2006, solely because of the material weakness in internal control over financial reporting with respect to the preparation, review, presentation and disclosure of the Consolidated Statement of Cash Flows as disclosed in our report on Form 10-K for year ended December 31, 2005.
In order to remediate this material weakness in our internal control over financial reporting, management is in the process of designing and implementing and continuing to enhance controls to aid in the correct preparation, review, presentation and disclosure of our Consolidated Statement of Cash Flows. We are continuing to monitor, evaluate and test the operating effectiveness of these controls.
There were no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Other Information
GMAC LLC

Legal Proceedings
We are subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against us. The following update supplements our Legal Proceedings section in our 2005 Annual Report on Form 10-K. Please refer to the Legal Proceedings section in our 2005 Annual Report on Form 10-K for additional information regarding the items noted below and other pending governmental proceedings, claims and legal actions.
The previously reported bondholder class actions, J&R Marketing, et al. v. General Motors Corporation, et al., Mager v. General Motors Corporation, et al., and Zielezienski, et al. v. General Motors, et al. have been consolidated in the United States District Court for the Eastern District of Michigan under the caption J&R Marketing, et al. v. General Motors Corporation, et al. and lead plaintiffs’ counsel have been appointed by the court. On July 28, 2006, plaintiffs filed a Consolidated Amended Complaint. The amended complaint mainly differs from the initial complaint in that it asserts claims for GMAC debt securities purchased during a different time period (July 28, 2003 through November 9, 2005), and adds additional underwriter defendants. No determination has been made that the case may be maintained as a class action. The GM and GMAC defendants intend to vigorously defend this action.

Risk Factors
There have been no material changes to the Risk Factors section of our 2005 Annual Report on Form 10-K as supplemented by our March 31, 2006 Form 10-Q.
The following risk factors, which were disclosed in our 2005 Annual Report on Form 10-K and March 31, 2006 Form 10-Q, have not materially changed since we filed those reports. See our 2005 Annual Report on Form 10-K and March 31, 2006 Form 10-Q for a complete discussion of these risk factors.
Risks Related to Our Controlling Stockholder

•	GM has agreed to sell a controlling interest in GMAC. There is a risk that the sale may not occur or, if it does occur, may not restore our investment grade rating or maintain ResCap’s investment grade ratings.
Risks Related to Our Business

•	We have recently experienced a series of credit rating actions, resulting in the downgrade of our credit ratings to historically low levels. Any further reduction of our credit ratings or failure to restore our credit ratings to higher levels could have a material adverse effect on our business.

•	Our business requires substantial capital and, if we are unable to maintain adequate financing sources, our profitability and financial condition will suffer and jeopardize our ability to continue operations.

•	Our indebtedness and other obligations are significant and could materially adversely affect our business.

•	The profitability and financial condition of our operations are dependent upon the operations of our parent, General Motors.

•	We have substantial credit exposure to General Motors.

•	As a wholly owned subsidiary of GM, we are jointly and severally responsible with GM and its other subsidiaries for funding obligations under GM’s and its subsidiaries’ qualified U.S. defined benefit pension plans. Our financial condition and our ability to repay unsecured debt could be impaired if we were required to pay significant funding obligations for the GM plans.

•	We are exposed to credit risk which could affect our profitability and financial condition.

•	Our earnings may decrease because of increases or decreases in interest rates.

•	Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates and could affect our profitability and financial condition.

Other Information
GMAC LLC

•	Our residential mortgage subsidiary’s ability to pay dividends and to prepay subordinated debt obligations to us is restricted by contractual arrangements.

•	A failure of or interruption in the communications and information systems on which we rely to conduct our business could adversely affect our revenues and profitability.

•	We use estimates and assumptions in determining the fair value of certain of our assets, in determining our allowance for credit losses, in determining lease residual values and in determining our reserves for insurance losses and loss adjustment expenses. If our estimates or assumptions prove to be incorrect, our cash flow, profitability, financial condition and business prospects could be materially adversely affected.

•	Our business outside the United States exposes us to additional risks that may cause our revenues and profitability to decline.

•	Our business could be adversely affected by changes in currency exchange rates.

•	General business and economic conditions of the industries and geographic areas in which we operate affect our revenues, profitability and financial condition.

•	Our profitability and financial condition may be materially adversely affected by decreases in the residual value of off-lease vehicles.

•	Fluctuations in valuation of investment securities or significant fluctuations in investment market prices could negatively affect revenues.

•	Changes in existing U.S. government-sponsored mortgage programs, or disruptions in the secondary markets in the United States or in other countries in which our mortgage subsidiaries operate, could adversely affect the profitability and financial condition of our mortgage business.

•	We may be required to repurchase contracts and provide indemnification if we breach representations and warranties from our securitization and whole loan transactions, which could harm our profitability and financial condition.

•	Significant indemnification payments or contract, lease or loan repurchase activity of retail contracts or leases or mortgage loans could harm our profitability and financial condition.

•	A loss of contractual servicing rights could have a material adverse effect on our financial condition, liquidity and results of operations.

•	The regulatory environment in which we operate could have a material adverse effect on our business and earnings.

•	The worldwide financial services industry is highly competitive. If we are unable to compete successfully or if there is increased competition in the automotive financing, mortgage and/or insurance markets or generally in the markets for securitizations or asset sales, our margins could be materially adversely affected.

Other Information
None.

Exhibits
The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. Such Index is incorporated herein by reference.

Signatures
GMAC LLC
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 7th day of August, 2006.
GMAC LLC
(Registrant)
/s/ Sanjiv Khattri

Sanjiv Khattri
Executive Vice President and
Chief Financial Officer
/s/ Linda K. Zukauckas

Linda K. Zukauckas
Vice President and Corporate Controller

Index of Exhibits
GMAC LLC

Exhibit	Description	Method of Filing

2.1	Purchase and Sale Agreement by and among General Motors Corporation, General Motors Acceptance Corporation, GM Finance Co. Holdings Inc. and FIM Holdings LLC dated as of April 2, 2006	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of April 2, 2006 (File No. 1-3754); incorporated herein by reference.

3.1	Certificate of Formation of GMAC LLC dated July 20, 2006	Filed herewith.

3.2	Certificate of Conversion to Limited Liability Company of General Motors Acceptance Corporation to GMAC LLC dated July 20, 2006	Filed herewith.

3.3	Limited Liability Company Agreement of GMAC LLC dated July 21, 2006	Filed herewith.

4.1	Form of Indenture dated as of July 1, 1982, between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115; incorporated herein by reference.

4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653; incorporated herein by reference.

4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236; incorporated herein by reference.

4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183; incorporated herein by reference.

4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705; incorporated herein by reference.

4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463; incorporated herein by reference.

4.2	Form of Indenture dated as of September 24, 1996, between the Company and The Chase Manhattan Bank, Trustee, relating to SmartNotes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023; incorporated herein by reference.

4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207; incorporated herein by reference.

4.2.2	Form of Second Supplemental Indenture dated as of June 30, 2006, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(2) to the Company’s Registration Statement No. 333-136021; incorporated herein by reference.

4.3	Form of Indenture dated as of October 15, 1985, between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 2-99057; incorporated herein by reference.

4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-4661; incorporated herein by reference.

4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company’s Registration Statement No. 33-6717; incorporated herein by reference.

Index of Exhibits
GMAC LLC

Exhibit	Description	Method of Filing

4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company’s Registration Statement No. 33-12059; incorporated herein by reference.

4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company’s Registration Statement No. 33-26057; incorporated herein by reference.

4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company’s Registration Statement No. 33-31596; incorporated herein by reference.

4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

4.3.7	Form of Seventh Supplemental Indenture dated as of June 15, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

4.4	Form of Indenture dated as of December 1, 1993, between the Company and Citibank, N.A., Trustee, relating to Medium-Term Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 33-51381; incorporated herein by reference.

4.4.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.4	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-59551; incorporated herein by reference.

10	Copy of agreement dated as of October 22, 2001, between General Motors Corporation and General Motors Acceptance Corporation.	Filed as Exhibit 10 to the Company’s current report on Form 8-K dated as of October 23, 2001 (File No. 1-3754); incorporated herein by reference.

12	Computation of ratio of earnings to fixed charges	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that Section. In addition Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.