Form 10-Q
period 2006-09-30
GMAC LLC
filed 2006-11-07
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission file number: 1-3754
GMAC LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-0572512 (I.R.S. Employer Identification No.)
200 Renaissance Center
P.O. Box 200 Detroit, Michigan
48265-2000
(Address of principal executive offices)
(Zip Code)
(313) 556-5000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as these terms are defined in Rule 12b-2 of the Exchange Act).
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

(PAGE INTENTIONALLY LEFT BLANK)

Explanatory Note
GMAC LLC
GMAC LLC’s (GMAC) net loss for the third quarter of 2006, preliminarily indicated as $348 million as furnished in a Form 8-K dated October 25, 2006, has been reduced by $24 million to $324 million. The reduction in net loss is attributable primarily to process improvements that identified amounts related to loan sales that had not been recorded. These items have been recorded and are reflected in this Form 10-Q.

INDEX
GMAC LLC

		Page

Part I — Financial Information
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statement of Income for the Third Quarter and Nine Months Ended September 30, 2006 and 2005	1
	Condensed Consolidated Balance Sheet as of September 30, 2006, and December 31, 2005	2
	Condensed Consolidated Statement of Changes in Equity for the Nine Months Ended September 30, 2006 and 2005	3
	Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2006 and 2005	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4.	Controls and Procedures	41
Part II — Other Information
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	43
Item 6.	Exhibits	43

Signatures		44
Index of Exhibits		45
Computation of Ratio of Earnings to Fixed Charges
Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Item is omitted pursuant to the Reduced Disclosure Format, as set forth on the cover page of this filing.

Condensed Consolidated Statement of Income (unaudited)
GMAC LLC

	Third Quarter		Nine Months

Period ended September 30, ($ in millions)	2006	2005	2006	2005

Revenue
Consumer	$2,647	$2,448	$7,760	$7,438
Commercial	802	638	2,311	2,009
Loans held for sale	419	451	1,270	1,179
Operating leases	2,080	1,787	6,034	5,202

Total financing revenue	5,948	5,324	17,375	15,828
Interest expense	4,257	3,320	11,637	9,370

Net financing revenue before provision for credit losses	1,691	2,004	5,738	6,458
Provision for credit losses	486	385	906	915

Net financing revenue	1,205	1,619	4,832	5,543
Servicing fees	459	439	1,377	1,282
Amortization and impairment of servicing rights	—	(95)	(23)	(594)
Servicing asset valuation and hedge activities, net	(331)	(1)	(688)	92

Net loan servicing income	128	343	666	780
Insurance premiums and service revenue earned	1,045	975	3,107	2,822
Gain on sale of mortgage and automotive loans, net	352	499	1,220	1,244
Investment income	525	264	1,079	918
Gain on sale of equity method investments, net	—	—	411	—
Other income	1,033	1,207	3,051	3,149

Total net financing revenue and other income	4,288	4,907	14,366	14,456
Expense
Depreciation expense on operating lease assets	1,400	1,329	4,185	3,888
Compensation and benefits expense	613	845	1,996	2,428
Insurance losses and loss adjustment expenses	580	593	1,830	1,779
Other operating expenses	1,109	1,089	3,452	2,995
Impairment of goodwill and other intangible assets	840	—	840	—

Total noninterest expense	4,542	3,856	12,303	11,090
(Loss) income before income tax expense	(254)	1,051	2,063	3,366
Income tax expense	70	376	815	1,147

Net (loss) income	($324)	$675	$1,248	$2,219

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
GMAC LLC

	September 30,	December 31,
($ in millions)	2006	2005

Assets
Cash and cash equivalents	$9,125	$15,424
Investment securities	19,262	18,207
Loans held for sale	24,996	21,865
Assets held for sale	—	19,030
Finance receivables and loans, net of unearned income
Consumer	140,121	140,411
Commercial	45,180	44,574
Allowance for credit losses	(2,986)	(3,116)

Total finance receivables and loans, net	182,315	181,869
Investment in operating leases, net	35,755	31,211
Notes receivable from General Motors	5,698	4,565
Mortgage servicing rights	4,828	4,015
Premiums and other insurance receivables	2,052	1,873
Other assets	25,817	22,457

Total assets	$309,848	$320,516

Liabilities
Debt
Unsecured	$118,081	$133,269
Secured	131,429	121,138

Total debt	249,510	254,407
Interest payable	3,012	3,057
Liabilities related to assets held for sale	—	10,941
Unearned insurance premiums and service revenue	5,149	5,054
Reserves for insurance losses and loss adjustment expenses	2,611	2,534
Accrued expenses and other liabilities	23,763	18,381
Deferred income taxes	4,647	4,364

Total liabilities	288,692	298,738
Equity
Common stock and paid-in capital	—	5,760
Member’s interest	5,760	—
Retained earnings	14,475	15,190
Accumulated other comprehensive income	921	828

Total equity	21,156	21,778

Total liabilities and equity	$309,848	$320,516

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statement of Changes in
Equity (unaudited)
GMAC LLC

	Common				Accumulated
	Stock				Other
	and Paid-	Member’s	Retained	Comprehensive	Comprehensive
($ in millions)	in Capital	Interest	Earnings	Income	Income	Total

Balance at January 1, 2005	$5,760	$—	$15,491		$1,166	$22,417
Net income	—	—	2,219	$2,219	—	2,219
Dividends paid	—	—	(1,500)		—	(1,500)
Other comprehensive income (loss)	—	—	—	(309)	(309)	(309)

Comprehensive income				$1,910

Balance at September 30, 2005	$5,760	$—	$16,210		$857	$22,827

Balance at January 1, 2006	$5,760	$—	$15,190		$828	$21,778
Conversion of common stock to member’s interest on July 20, 2006	(5,760)	5,760	—		—	—
Net income	—	—	1,248	$1,248	—	1,248
Cumulative effect of a change in accounting principle, net of tax:
Transfer of unrealized loss for certain available for sale securities to trading securities	—	—	(17)		17	—
Recognize mortgage servicing rights at fair value	—	—	4	4	—	4
Dividends paid	—	—	(1,950)		—	(1,950)
Other comprehensive income (loss)	—	—	—	76	76	76

Comprehensive income				$1,328

Balance at September 30, 2006	$—	$5,760	$14,475		$921	$21,156

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
GMAC LLC

Nine months ended September 30, ($ in millions)	2006	2005

Operating activities
Net cash used in operating activities	($12,526)	($10,895)

Investing activities
Purchases of available for sale securities	(10,423)	(14,100)
Proceeds from sales of available for sale securities	3,242	3,899
Proceeds from maturities of available for sale securities	6,508	6,800
Net increase in finance receivables and loans	(75,345)	(68,483)
Proceeds from sales of finance receivables and loans	88,724	95,596
Purchases of operating lease assets	(13,538)	(12,372)
Disposals of operating lease assets	5,266	4,846
Change in notes receivable from General Motors	(322)	(435)
Purchases of mortgage servicing rights, net	(66)	(100)
Acquisitions of subsidiaries, net of cash acquired	(324)	—
Proceeds from sale of business units, net (a)	8,556	—
Settlement of residual support and risk sharing obligations with GM (b)	1,074	—
Other, net (c)	4	(796)

Net cash provided by investing activities	13,356	14,855

Financing activities
Net change in short-term debt	1,450	(6,572)
Proceeds from issuance of long-term debt	66,000	49,097
Repayments of long-term debt	(76,043)	(50,813)
Other financing activities	2,931	5,020
Dividends paid	(1,900)	(1,500)

Net cash used in financing activities	(7,562)	(4,768)

Effect of exchange rate changes on cash and cash equivalents	61	(84)

Net decrease in cash and cash equivalents	(6,671)	(892)
Cash and cash equivalents at beginning of year (d)	15,796	22,718

Cash and cash equivalents at September 30,	$9,125	$21,826

(a)	Includes proceeds from the March 23, 2006 sale of GMAC Commercial Mortgage of approximately $1.5 billion and proceeds from repayment of intercompany loans with GMAC Commercial Mortgage of approximately $7.3 billion, $250 of which was received in preferred equity and net of cash transferred to buyer of approximately $650.
(b)	Refer to Note 9 to the Condensed Consolidated Financial Statements for a more detailed description.
(c)	Includes $570 and $767 for the nine months ended September 30, 2006 and 2005, respectively, related to securities lending transactions where cash collateral is received and a corresponding liability is recorded, both of which are presented in investing activities.
(d)	Includes $372 of cash and cash equivalents in GMAC Commercial Mortgage classified as assets held for sale as of December 31, 2005.
The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC

1	Basis of Presentation
Effective July 20, 2006, General Motors Acceptance Corporation converted its form of organization from a Delaware corporation to a Delaware limited liability company and changed its name to “GMAC LLC” as contemplated by the previously announced April 2, 2006 Purchase and Sale Agreement between General Motors Corporation, GM Finance Co. Holdings, Inc., FIM Holdings LLC and General Motors Acceptance Corporation. GMAC LLC (referred to herein as GMAC, we, our or us) is a wholly owned subsidiary of General Motors Corporation (General Motors or GM). The Condensed Consolidated Financial Statements include our accounts and those of our majority-owned subsidiaries, as well as all variable interest entities in which we are the primary beneficiary, after eliminating intercompany balances and transactions.
The Condensed Consolidated Financial Statements as of September 30, 2006, and for the third quarter and nine months ended September 30, 2006 and 2005, are unaudited but, in management’s opinion, include all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the results for the interim periods. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
On March 23, 2006, we sold approximately 78% of our equity in GMAC Commercial Mortgage for approximately $1.5 billion in cash. At the closing, GMAC Commercial Mortgage also repaid us approximately $7.3 billion of intercompany loans, bringing our total cash proceeds to $8.8 billion. Prior to March 23, 2006, GMAC Commercial Mortgage’s earnings and cash flows were fully consolidated in our Condensed Consolidated Statement of Income and Statement of Cash Flows. The assets and liabilities of GMAC’s Commercial Mortgage segment were classified as held for sale separately in our Condensed Consolidated Balance Sheet at September 30, 2005. Subsequent to the sale on March 23, 2006, our remaining interest in GMAC Commercial Mortgage is accounted for as an equity method investment. Effective with the date of the sale, GMAC Commercial Mortgage changed its name to Capmark Financial Group Inc. (Capmark).
As a result of the sale of Capmark, results of this entity are now included in Note 12 to the Condensed Consolidated Financial Statements (Segment Information) in Other. Prior to the sale, GMAC Commercial Mortgage was identified as a reportable operating segment under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). In addition, beginning January 1, 2006, based on changes in the organizational structure and management for the mortgage operations, Residential Capital Corporation (ResCap) is presented as a reportable operating segment. As a result, prior year financial data has been changed to reflect the current period presentation.
Change in Accounting Principle
On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS 156) that: (1) provides revised guidance on when a servicing asset and servicing liability should be recognized; (2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable; (3) permits an entity to elect to measure servicing assets and liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; (4) upon initial adoption, permits a one time reclassification of available-for-sale securities to trading securities for securities, which are identified as offsetting an entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value and (5) requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the balance sheet and additional disclosures. We elected to subsequently measure the majority of servicing assets and liabilities at fair value and report changes in fair value in earnings in the period in which the changes occur. In addition, we made a one-time reclassification of $927 million of available for sale securities to trading securities for those securities identified as offsetting our exposure to changes in the fair value of servicing assets or liabilities. The adoption of SFAS No. 156 resulted in a $13 million reduction in the beginning of the year retained earnings, net of tax, as a cumulative effect of change in accounting principle. However, the impact to total member’s equity was a $4 million increase, net of tax.
We define our classes of servicing rights based on both the availability of market inputs and the manner in which we manage the risks of our servicing assets and liabilities. We manage our servicing rights at the reportable operating segment level. For all servicing assets and

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC
liabilities recorded on our balance sheet at January 1, 2006, the date of adoption, we identified three classes of servicing rights: those pertaining to residential mortgage in our ResCap reporting segment, auto finance in our North American Operations reporting segment and commercial mortgages. We have elected to measure our residential mortgage servicing rights at fair value for each reporting date and report changes in fair value in earnings during the period in which the changes occur. At September 30, 2006, these assets were valued at $4.8 billion and recorded separately on our Condensed Consolidated Balance Sheet. Refer to Note 6 to the Condensed Consolidated Financial Statements for further information.
For servicing assets and liabilities related to our auto finance and commercial mortgage classes of assets, we have elected to continue to use the amortization method of accounting. As a result of the sale of Capmark on March 23, 2006, the commercial mortgage servicing rights are no longer recorded on our balance sheet at September 30, 2006. Our auto finance servicing assets and liabilities at September 30, 2006, totaled $13 million and $19 million, respectively, and are recorded in other assets and other liabilities, respectively, on our Condensed Consolidated Balance Sheet.
Recently Issued Accounting Standards
Statement of Position 05-1 — In September 2005 the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance contracts. SOP 05-1 defines an internal replacement and specifies the conditions that determine whether the replacement contract is substantially or unsubstantially changed from the replaced contract. An internal replacement determined to result in a substantially changed contract should be accounted for as an extinguishment of the replaced contract; unamortized deferred acquisition costs and unearned revenue liabilities of the replaced contract should no longer be deferred. An internal replacement determined to result in an unsubstantially changed contract should be accounted for as a continuation of the replaced asset. SOP 05-01 introduces the terms integrated and non-integrated contract features and specifies that non-integrated features do not change the base contract and are to be accounted for in a manner similar to a separately issued contract. Integrated features are evaluated in conjunction with the base contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Management is assessing the potential impact on our financial condition or results of operations.
Statement of Financial Accounting Standards No. 155 — In February 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 155 Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS 155). This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value on an instrument-by-instrument basis. The standard eliminates the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial instrument other than another derivative financial instrument. SFAS 155 also clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, as well as determines that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the fiscal year that begins after September 15, 2006. Adoption of SFAS 155 is not expected to have a material impact on our consolidated financial position or results of operations.
FASB Staff Position — FIN 46(R)-6 — In April 2006 the FASB issued FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R), which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation, are examined to determine the variability in applying FIN 46(R). The variability is used in applying FIN 46(R) to determine whether an entity is a variable interest entity, which interests are variable interests in the entity and who is the primary beneficiary of the variable interest entity. This statement is applied prospectively and is effective for all reporting periods after June 15, 2006. The guidance did not have a material impact on our consolidated financial position or results of operations.
FASB Interpretation No. 48 — In June 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which supplements Statement of Financial Accounting Standard No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if they are “more-likely-than-not” to be sustained based solely on their technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC
reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Management is assessing the potential impact on our financial condition or results of operations.
FASB Staff Position (FSP) No. 13-2 — In July 2006 the FASB issued FSP No. 13-2 Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction, (FSP 13-2), which amends SFAS No. 13, Accounting for Leases, by requiring lessors to recalculate the rate of return and periodic income allocation for leveraged-lease transactions when there is a change or projected change in the timing of income tax cash flows related to the lease. FSP 13-2 requires lessors to use the model in FIN 48 to determine the timing and amount of expected tax cash flows in leveraged-lease calculations and recalculations. FSP 13-2 is effective in the same period as FIN 48. At the date of adoption, the lessor is required to reassess projected income tax cash flows related to leveraged leases using the FIN 48 model for recognition and measurement. Revisions to the net investment in a leverage lease required when FSP 13-2 is adopted would be recorded as an adjustment to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle. Management is assessing the potential impact on our financial condition and results of operations.
SEC Staff Accounting Bulletin No. 108 — In September 2006 the SEC issued Staff Accounting Bulletin (SAB) No. 108 Quantifying Financial Misstatements, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. Management does not expect this guidance to have a material effect on our current process for assessing and quantifying financial statement misstatements.
SFAS No. 157 — In September 2006 the FASB issued SFAS No. 157 Fair Value Measurements, which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those years. The provisions of SFAS 157 should be applied prospectively. Management is assessing the potential impact on our financial condition and results of operations.
SFAS No. 158 — In September 2006 the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87 Employers’ Accounting for Pensions (SFAS No. 87), SFAS No. 88 Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (SFAS No. 88), SFAS No. 106 Employer’s Accounting for Postretirements Benefits Other Than Pensions (SFAS No. 106), and SFAS No. 132(R) Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003) (SFAS 132(R)). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. The asset or liability is the offset to other comprehensive income, consisting of previously unrecognized prior service costs and credits, actuarial gains or losses and transition obligations and assets. SFAS 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives for companies to make the measurement-date provisions. The recognition of asset and liability related to funded status provision is effective for fiscal years ending after December 15, 2006, and the change in measurement is effective for fiscal years ending after December 15, 2008. Management is assessing the potential impact on our financial condition and results of operations.

2	Sale of a Controlling Interest in GMAC
On April 2, 2006, GM and its wholly owned subsidiaries, GMAC and GM Finance Co. Holdings Inc., entered into a definitive agreement pursuant to which GM will sell a 51% controlling interest in GMAC for a purchase price of approximately $7.4 billion to FIM Holdings LLC (FIM Holdings), a consortium of investors including Cerberus FIM Investors LLC, the sole managing member, Citigroup Inc., Aozora Bank Ltd. and a subsidiary of The PNC Financial Services Group, Inc. GM and the consortium will invest $1.9 billion of cash in new GMAC preferred limited liability company interest in us, with $1.4 billion to be invested by GM and $500 million to be invested by the consortium. The transaction is subject to a number of U.S. and international regulatory and other approvals. GM and GMAC expect to close the transaction in the fourth quarter of 2006.
Prior to consummation of the transaction, (i) certain assets with respect to automotive leases owned by us and our affiliates having a net book value of approximately $4.1 billion will be dividended to GM; (ii) GM will assume or retain certain of our post-employment benefit obligations; (iii) we will dividend to GM certain entities that hold a fee interest in certain real properties; (iv) we will pay dividends to GM in

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC
an amount up to the amount of our net income prior to the acquisition; (v) GM will repay certain indebtedness owing to us, and specified intercompany unsecured obligations owing to us shall be no greater than $1.5 billion and (vi) we will make a one-time distribution to GM of approximately $2.7 billion of cash to reflect the increase in our equity value resulting from the transfer of a portion of our net deferred tax liabilities arising from the conversion by us and certain of our subsidiaries to limited liability company form. The total value of the cash proceeds and distributions to GM after repayment of certain intercompany obligations and before it purchases preferred limited liability company interests will be approximately $14 billion over three years, comprised of the $7.4 billion purchase price, $2.7 billion cash dividend, and other transaction related cash flows including monetization of certain retained assets over three years.
As part of the transaction, we will enter into a number of agreements with GM that will require us to continue to allocate capital to automotive financing consistent with historical practices, thereby continuing to provide critical financing support to a significant share of GM’s global sales. While we will retain the right to make individual credit decisions, we will commit to fund a broad spectrum of customers and dealers consistent with historical practice in the relevant jurisdiction. Subject to our fulfillment of certain conditions, GM will grant us exclusivity for 10 years for U.S., Canadian and international GM-sponsored retail and wholesale marketing incentives around the world, with the exception of Saturn branded products.
As part of the agreement, GM will retain an option, for 10 years after the closing of the transaction, to repurchase certain assets from us related to the Automotive Finance operations of our North American Operations and our International Operations. GM’s exercise of the option is conditional on GM’s credit rating being investment grade or higher than our credit rating. The call option price will be calculated as the higher of (i) fair market value or (ii) 9.5 times the consolidated net income of our automotive finance operations in either the calendar year the call option is exercised or the calendar year immediately following the year the call option is exercised.
The agreement is subject to the satisfaction or waiver of customary and other closing conditions, including, among other things: (i) receipt of ratings for our senior unsecured long-term indebtedness and the ratings of ResCap, our wholly owned subsidiary, after giving effect to the transactions contemplated by the agreement, of at least BB and BBB- (or their respective equivalents), respectively, and an A.M. Best rating for our significant insurance subsidiaries of at least B++; (ii) that no material adverse effect will have occurred with respect to our business, financial condition or results of operations, which includes any actual downgrading by any of the major rating agencies of GM’s unsecured long-term indebtedness rating below CCC or its equivalent; and (iii) the receipt of required regulatory approvals and licenses. The agreement may be terminated upon the occurrence of certain events, including the failure to complete the transaction by March 31, 2007.
As previously reported, on July 28, 2006, the Federal Deposit Insurance Corporation (the “FDIC”) announced a six-month moratorium on the acceptance of, or final decisions on, notices filed under the Change in Bank Control Act with regard to industrial loan companies (ILCs). In connection with the transaction, a notice was submitted to the FDIC. Since FDIC regulatory approval is a condition of the Agreement, GM, GMAC and representatives of FIM Holdings have been working with the FDIC to develop a means to enable the parties to stay on target for a closing of the transaction in the fourth quarter of 2006. GM and GMAC expect to close the transaction in the fourth quarter of 2006.

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC

3	Other Income
The following table presents the components of other income:

	Third Quarter		Nine Months

Period ended September 30, ($ in millions)	2006	2005	2006	2005

Interest and service fees on transactions with GM (a)	$173	$118	$467	$350
Real estate services	162	202	493	527
Other interest revenue	158	119	406	314
Interest on cash equivalents	109	176	406	344
Full service leasing fees	70	44	205	131
Insurance service fees	45	9	103	85
Late charges and other administrative fees	40	42	122	123
Mortgage processing fees	28	143	135	340
Interest on restricted cash deposits	27	32	86	81
Fair value adjustment on certain derivatives (b)	17	(17)	(4)	(20)
Factoring commissions	16	19	45	56
Specialty lending fees	12	17	42	46
Equity interest in Capmark	10	—	28	—
Other	166	303	517	772

Total other income	$1,033	$1,207	$3,051	$3,149

(a)	Refer to Note 9 to the Condensed Consolidated Financial Statements for a description of transactions with GM.
(b)	Refer to Note 8 to the Condensed Consolidated Financial Statements for a description of derivative instruments and hedging activities.

4	Other Operating Expenses
The following table presents the components of other operating expenses:

	Third Quarter		Nine Months

Period ended September 30, ($ in millions)	2006	2005	2006	2005

Insurance commissions	$238	$247	$692	$715
Technology and communications expense	144	155	408	437
Professional services	120	112	336	316
Advertising and marketing	84	71	260	282
Premises and equipment depreciation	64	70	191	210
Full service leasing vehicle maintenance costs	66	60	188	179
Auto remarketing and repossession	89	51	212	131
Rent and storage	59	66	180	198
Lease and loan administration	58	54	166	148
Operating lease disposal loss (gain)	27	(83)	(1)	(297)
Other	160	286	820	676

Total other operating expenses	$1,109	$1,089	$3,452	$2,995

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC

5	Finance Receivables and Loans
The composition of finance receivables and loans outstanding, which excludes Capmark activity, was as follows:

	September 30, 2006			December 31, 2005

($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Consumer
Retail automotive	$46,355	$19,607	$65,962	$53,789	$17,663	$71,452
Residential mortgages	70,484	3,675	74,159	65,040	3,919	68,959

Total consumer	116,839	23,282	140,121	118,829	21,582	140,411
Commercial
Automotive:
Wholesale	12,962	7,866	20,828	13,202	7,372	20,574
Leasing and lease financing	343	802	1,145	461	767	1,228
Term loans to dealers and other	1,988	738	2,726	2,397	719	3,116
Commercial and industrial	14,899	2,422	17,321	14,908	2,028	16,936
Real estate construction and other (a)	2,982	178	3,160	2,601	119	2,720

Total commercial	33,174	12,006	45,180	33,569	11,005	44,574

Total finance receivables and loans (b)	$150,013	$35,288	$185,301	$152,398	$32,587	$184,985

(a)	At December 31, 2005, $3.0 billion ($2.1 billion domestic and $949 foreign) in Capmark finance receivables and loans were transferred to assets held for sale in our Consolidated Balance Sheet.
(b)	Net of unearned income of $6.3 billion and $5.9 billion as of September 30, 2006, and December 31, 2005, respectively.
The following tables present an analysis of the activity as of September 30 in the allowance for credit losses on finance receivables and loans.

	2006			2005

Third quarter ended September 30, ($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Allowance at beginning of period (a)	$2,509	$374	$2,883	$2,752	$468	$3,220
Provision for credit losses	388	97	485	375	10	385
Charge-offs
Domestic	(364)	(30)	(394)	(351)	(3)	(354)
Foreign	(47)	(4)	(51)	(50)	(5)	(55)

Total charge-offs	(411)	(34)	(445)	(401)	(8)	(409)

Recoveries
Domestic	44	—	44	47	—	47
Foreign	10	2	12	11	2	13

Total recoveries	54	2	56	58	2	60

Net charge-offs	(357)	(32)	(389)	(343)	(6)	(349)
Transfer to assets held for sale	—	—	—	—	(27)	(27)
Impacts of foreign currency translation	4	3	7	6	(1)	5
Securitization activity	—	—	—	1	2	3

Allowance at September 30,	$2,544	$442	$2,986	$2,791	$446	$3,237

(a)	At September 30, 2005, $3.4 billion in Capmark finance receivables and loans and the related allowance of $27.0 million were transferred to assets held for sale on the Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC

	2006			2005
Nine months ended September 30,
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Allowance at beginning of period (a)	$2,683	$433	$3,116	$2,951	$471	$3,422
Provision for credit losses	802	104	906	854	61	915
Charge-offs
Domestic	(1,005)	(101)	(1,106)	(1,020)	(27)	(1,047)
Foreign	(131)	(8)	(139)	(148)	(18)	(166)

Total charge-offs	(1,136)	(109)	(1,245)	(1,168)	(45)	(1,213)

Recoveries
Domestic	147	8	155	126	4	130
Foreign	34	4	38	35	3	38

Total recoveries	181	12	193	161	7	168

Net charge-offs	(955)	(97)	(1,052)	(1,007)	(38)	(1,045)
Transfer to assets held for sale	—	—	—	—	(27)	(27)
Impacts of foreign currency translation	12	2	14	(6)	(18)	(24)
Securitization activity	2	—	2	(1)	(3)	(4)

Allowance at September 30,	$2,544	$442	$2,986	$2,791	$446	$3,237

(a)	At September 30, 2005, $3.4 billion in Capmark finance receivables and loans and the related allowance of $27.0 million were transferred to assets held for sale on the Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC

6	Mortgage Servicing Rights
The following table summarizes 2006 activity related to mortgage servicing rights (MSRs) carried at fair value.

Period ended September 30, 2006 ($ in millions)	Total

Estimated fair value at January 1, 2006	$4,021
Additions obtained from sales of financial assets	1,269
Additions from purchases of servicing rights	12
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	79
Other changes in fair value	(553)

Estimated fair value at September 30, 2006	$4,828

Changes in fair value, due to changes in valuation inputs or assumptions used in the valuation models, include all changes due to a revaluation by a model or by a benchmarking exercise. This line item also includes changes in fair value due to a change in valuation assumptions and/or model calculations. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic run-off of the portfolio. Other changes that affect the balance primarily include foreign currency adjustments and the extinguishment of mortgage servicing rights related to clean-up calls of securitization transactions.
The following are key assumptions used by us in valuing our MSRs:

September 30, 2006	Total

Range of prepayment speeds	5.2 - 43.2%
Range of discount rate	8.0 - 14.0%

Our servicing rights’ primary risk is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher than expected prepayments, which could reduce the value of the mortgage servicing rights. We economically hedge the income statement impact of these risks with both derivative and non-derivative financial instruments. These instruments include interest rate swaps, caps and floors, options to purchase these items, futures and forward contracts and/or purchasing or selling U.S. Treasury and principal-only securities. At September 30, 2006, the fair value of derivative financial instruments and non-derivative financial instruments used to mitigate these risks amounted to $344 million and $2.0 billion, respectively. The change in the fair value of the derivative financial instruments amounted to a loss of $218 million for the nine months ended September 30, 2006, and is included in servicing asset valuation and hedge activities, net in the Condensed Consolidated Statement of Income.
The components of servicing fees were as follows for the nine months ended September 30, 2006:

($ in millions)	Total

Contractual servicing fees, net of guarantee fees and including subservicing	$972
Late fees	96
Ancillary fees	94

Total	$1,162

At September 30, 2006, we pledged MSRs of $2.4 billion as collateral for borrowings.

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC
The following table summarizes activity and related amortization of MSRs, which prior to January 1, 2006, were carried at lower of cost or fair value:

($ in millions)	2005

Balance at January 1, 2005	$4,819
Originations and purchases, net of sales	1,296
Amortization	(823)
Sales	(208)
SFAS 133 hedge valuation adjustments	(18)
Transfers to assets held for sale (a)	(603)
Other than temporary impairment	(37)

Balance at September 30, 2005	4,426
Valuation allowance	(663)

Carrying value at September 30, 2005	$3,763

(a)	At September 30, 2005, $603 in Capmark mortgage servicing rights, net were transferred to assets held for sale on our Condensed Consolidated Balance Sheet.
The following table summarizes the change in the valuation allowance for mortgage servicing rights.

($ in millions)	Total

Valuation allowance at January 1, 2005	$929
Deductions (a)	(229)
Other than temporary impairment	(37)

Valuation allowance at September 30, 2005	$663

(a)	Changes to the valuation allowance are reflected as a component of amortization and impairment of servicing rights on our Condensed Consolidated Statement of Income.
For a description of MSRs and the related hedging strategy, refer to Notes 1 and 10 to our 2005 Annual Report on Form 10-K.

7	Debt
The presentation of debt in the following table is classified between domestic and foreign based on the location of the office recording the transaction.

	September 30, 2006			December 31, 2005

($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Short-term debt
Commercial paper	$556	$772	$1,328	$227	$297	$524
Demand notes	5,638	142	5,780	5,928	119	6,047
Bank loans and overdrafts	957	4,728	5,685	1,165	5,487	6,652
Repurchase agreements and other (a)	23,287	8,248	31,535	22,330	5,954	28,284

Total short-term debt	30,438	13,890	44,328	29,650	11,857	41,507
Long-term debt
Senior indebtedness:
Due within one year (b)	27,263	13,858	41,121	31,286	10,443	41,729
Due after one year	141,099	23,302	164,401	147,307	23,862	171,169

Total long-term debt	168,362	37,160	205,522	178,593	34,305	212,898
Fair value adjustment (c)	(250)	(90)	(340)	—	2	2

Total debt	$198,550	$50,960	$249,510	$208,243	$46,164	$254,407

(a)	Repurchase agreements consist of secured financing arrangements with third parties at our mortgage operations. Other primarily includes non-bank secured borrowings, as well as Notes payable to GM. Refer to Note 9 to the Condensed Consolidated Financial Statements for further details.
(b)	Includes $1 billion of deferred interest debentures repurchased in October 2006.
(c)	To adjust designated fixed rate debt to fair value in accordance with SFAS 133.

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC
The following summarizes assets that are restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	September 30,		December 31,
	2006		2005

		Related		Related
		secured		secured
($ in millions)	Assets	debt (a)	Assets	debt (a)

Loans held for sale	$20,271	$18,156	$16,147	$12,647
Mortgage assets held for investment and lending receivables	84,524	71,967	78,820	71,083
Retail automotive finance receivables	17,861	16,465	20,427	18,888
Wholesale automotive finance receivables	436	302	—	—
Investment securities	3,599	4,712	3,631	4,205
Investment in operating leases, net	19,358	16,538	13,136	11,707
Real estate investments and other assets	6,150	3,290	4,771	2,608

Total	$152,199	$131,430	$136,932	$121,138

(a)	Included as part of secured debt are repurchase agreements of $10.0 billion and $9.9 billion where we have pledged assets, reflected as investment securities, as collateral for approximately the same amount of debt at September 30, 2006, and December 31, 2005, respectively.
Liquidity Facilities
Liquidity facilities represent additional funding sources, if required. The financial institutions providing the uncommitted facilities are not legally obligated to fund such amounts. The following table summarizes the liquidity facilities maintained by us.

	Committed		Uncommitted		Total liquidity		Unused liquidity
	facilities		facilities		facilities		facilities

	Sep 30,	Dec 31,	Sep 30,	Dec 31,	Sep 30,	Dec 31,	Sep 30,	Dec 31,
($ in billions)	2006	2005	2006	2005	2006	2005	2006	2005

Automotive operations:
Syndicated multi-currency global credit facility (a)	$7.6	$7.4	$—	$—	$7.6	$7.4	$7.6	$7.4
ResCap (b)	3.9	3.9	0.9	0.9	4.8	4.8	2.5	2.2
Other:
U.S. asset-backed commercial paper liquidity and receivables facilities (c)	21.3	21.5	—	—	21.3	21.5	21.3	21.5
Other foreign facilities (d)	3.1	2.9	8.3	7.5	11.4	10.4	2.7	1.7

Total bank liquidity facilities	35.9	35.7	9.2	8.4	45.1	44.1	34.1	32.8

Secured funding facilities
Financing (e)	34.2	28.1	—	—	34.2	28.1	9.1	5.6
ResCap	28.2	22.6	—	—	28.2	22.6	12.2	9.3
Whole loan forward flow agreements	48.0	64.2	—	—	48.0	64.2	48.0	64.2
Other (f)	1.4	0.6	—	—	1.4	0.6	0.4	0.1

Total secured funding facilities (g)	111.8	115.5	—	—	111.8	115.5	69.7	79.2

Total	$147.7	$151.2	$9.2	$8.4	$156.9	$159.6	$103.8	$112.0

(a)	The entire $7.6 is available for use in the U.S., $0.8 is available for use by GMAC (UK) plc and $0.8 is available for use by GMAC International Finance B.V. in Europe.
(b)	Relates mainly to $3.5 of syndicated bank facilities in the U.S., consisting of a $1.75 syndication term loan committed through July 2008, an $875 million syndication line of credit committed through July 2008 and an $875 million syndicated line of credit committed through July 2007.
(c)	Relates to New Center Asset Trust (NCAT) and Mortgage Interest Networking Trust (MINT), which are special purpose entities administered by us for the purpose of funding assets as part of our securitization and mortgage warehouse funding programs. These entities fund assets primarily through the issuance of asset-backed commercial paper and represent an important source of liquidity to us. At September 30, 2006, NCAT had commercial paper outstanding of $8.4, which is not consolidated in the Condensed Consolidated Balance Sheet. At September 30, 2006, MINT had commercial paper outstanding of $0.4, which is reflected as secured debt in the Condensed Consolidated Balance Sheet.
(d)	Consists primarily of credit facilities supporting operations in Canada, Europe, Latin America and Asia-Pacific.
(e)	In August 2006, we closed a three-year, $10 billion facility with a subsidiary of Citigroup.
(f)	Consists primarily of Commercial Finance committed conduits.
(g)	Consists of committed secured funding facilities with third parties, including commitments with third-party asset-backed commercial paper conduits, as well as forward flow sale agreements with third parties, securities purchase commitments with third parties and repurchase facilities. Amounts include five-year commitments that we entered into in 2005 with remaining capacity to sell up to $48 of retail automotive receivables to a third-party purchaser through June 2010.

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC
The syndicated multi-currency global credit facility includes a $4.35 billion five-year facility (expires June 2008) and a $3.25 billion 364-day facility (expires June 2007). In the event that a public announcement is made by GMAC or GM that the acquisition as defined in the current report on Form 8-K filed by GMAC on April 3, 2006, will not be consummated or that such transaction has otherwise been terminated, $1.51 billion of the 364-day facility may be terminated by the lenders, and the remaining $1.74 billion will be transferred to the NCAT secured committed facility. Provided that such announcement has not been made, the facility also includes a term out option which, if exercised by us prior to expiration, carries a one-year term. Additionally, a leverage covenant in the liquidity facilities and certain other funding facilities restricts the ratio of consolidated borrowed funds (excluding certain obligations of bankruptcy remote special purpose entities) to consolidated net worth to no greater than 11.0:1 under certain conditions. More specifically, the covenant is only applicable on the last day of any fiscal quarter (other than the fiscal quarter during which a change in rating occurs) during such times that we have senior unsecured long-term debt outstanding, without third-party enhancement, which is rated BBB+ or less (by Standard & Poor’s), or Baa1 or less (by Moody’s). Our leverage ratio covenant was 7.4:1 at September 30, 2006, and we are, therefore, in compliance with this covenant.

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

	Third Quarter		Nine Months
Period ended September 30,
($ in millions)	2006	2005	2006	2005	Income Statement Classification

Fair value hedge ineffectiveness gain (loss):
Debt obligations	$27	($15)	($17)	$19	Interest expense
Mortgage servicing rights	—	26	—	35	Servicing asset valuation and hedge activities, net
Loans held for sale	(1)	(13)	—	(28)	Gain on sale of mortgage and automotive loans, net
Cash flow hedge ineffectiveness gain (loss):
Debt obligations	—	5	1	3	Interest expense
Economic hedge change in fair value:
Off-balance sheet securitization activities:
Financing operations	17	(17)	(4)	(20)	Other income
Mortgage operations	—	—	—	1	Other income
Foreign currency debt (a)	(9)	7	49	(156)	Interest expense
Loans held for sale or investment	(174)	56	(16)	16	Gain on sale of mortgage and automotive loans, net
Mortgage servicing rights	437	(35)	(219)	4	Servicing asset valuation and hedge activities, net
Mortgage related securities	30	1	—	(32)	Investment income
Other	(3)	20	24	2	Other income

Total gain (loss)	$324	$35	($182)	($156)

(a)	Amount represents the difference between the changes in the fair values of the currency swap, net of the reevaluation of the related foreign denominated debt.
In addition, net gains on fair value hedges, excluded from assessment of effectiveness, totaled $0 and $8 million for the third quarter of 2006 and 2005, respectively, and $0 and $53 million for the nine months ended 2006 and 2005, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC

9	Transactions with Affiliates
As a wholly owned subsidiary, we enter into various operating and financing arrangements with our parent GM. A master intercompany operating agreement governs the nature of these transactions to ensure that they are done on an arm’s-length basis, in accordance with commercially reasonable standards and in our best interest as a diversified financial services company. In addition, GM and we agree that our total member’s equity, as reflected in our consolidated financial statements at the end of any quarter, will be maintained at a commercially reasonable level appropriate to support the amount, quality and mix of our assets.
Balance Sheet
A summary of the balance sheet effect of transactions with GM and affiliated companies is as follows:

($ in millions)	September 30, 2006	December 31, 2005

Assets:
Finance receivables and loans, net of unearned income (a)
Wholesale auto financing	$892	$1,159
Term loans to dealers	203	207
Investment in operating leases, net (b)	288	286
Notes receivable from GM (c)	5,698	4,565
Other assets
Real estate synthetic lease (d)	1,038	1,005
Receivable related to taxes due from GM (e)	1,137	690
Liabilities:
Unsecured debt
Notes payable to GM	1,874	1,190
Accrued expenses and liabilities (f)
Wholesale payable	527	802
Subvention receivables (rate and residual support)	(438)	(133)
Insurance premium and contract receivable, net	(59)	(81)
Lease pull ahead receivable	(50)	(189)
Other receivable	(48)	(246)
Equity:
Dividends paid (g)	1,950	2,500

(a)	Represents wholesale financing and term loans to certain dealerships wholly owned by GM or in which GM has an interest. All of these amounts are included in finance receivables and loans.
(b)	Includes net balance of vehicles, buildings and other equipment classified as operating lease assets that are leased to GM affiliated entities.
(c)	Includes borrowing arrangements with GM, Opel and GM of Canada and arrangements related to our funding of GM company-owned vehicles, rental car vehicles awaiting sale at auction, our funding of the sale of GM vehicles through the use of overseas distributors and amounts related to a GM trade supplier finance program at December 31, 2005. In addition, we provide wholesale financing to GM for vehicles in which GM retains title while the vehicles are consigned to us or dealers in the UK. The financing to GM remains outstanding until the title is transferred to the dealers. The amount of financing provided to GM under this arrangement varies based on inventory levels. In May 2006 we recorded a note receivable from GM in the amount of $1.35 billion related to the settlement between GM and GMAC of residual support and risk sharing liabilities as of April 30, 2006, as well as to fund estimated residual support at lease inception pursuant to new up-front payment terms for residual support which began on May 1, 2006. This note is expected to be paid immediately prior to the closing of the GMAC majority sale transaction.
(d)	During 2000, we entered into a 16-year lease arrangement with GM, under which we agreed to fund and capitalize improvements to three Michigan properties leased by GM totaling $1.2 billion. In 2004, the lease arrangement was increased to $1.3 billion. The total construction advances as of September 30, 2006, and December 31, 2005, were $1,007 and $971, respectively. On October 31, 2006, we made a dividend to GM of these leased assets. Refer to Note 13 to the Condensed Consolidated Financial Statements for a description of the transaction with GM. Subsequently, the lease arrangement was terminated, and no further lease payments or advances will be made.
(e)	At September 30, 2006, we carried an intercompany tax receivable from GM of $1.1 billion. This receivable is expected to be paid immediately prior to the closing of the GMAC majority sale transaction. The receivable is comprised of federal net operating loss carryforwards of $981, charitable contributions carryforwards of $16 and foreign tax credit carryforwards of $140. We believe that the intercompany tax receivable is realizable as GM has determined that it is more likely than not that the tax attributes will be utilized in the remaining carryforward period.

(f)	Includes (receivables) payables from GM as follows: wholesale settlements payable to GM, subvention receivables due from GM and other (receivables) payables due to/from GM, which are included in accrued expenses, and other liabilities and debt, respectively.

(g)	The 2005 amount represents cash dividends of $500 million in each of the first three quarters and $1.0 billion in the fourth quarter. The 2006 amount represents cash dividends of $1.4 billion in the second quarter and $500 million in the third quarter. In addition, the 2006 amounts include non-cash dividends of $11 in the second quarter and $39 in the third quarter.

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC
Retail and lease contracts acquired by us that included rate and residual subvention from GM, payable directly or indirectly to GM dealers as a percent of total new retail and lease contracts acquired, are noted in the table below.

Nine months ended September 30,	2006	2005

GM and affiliates subvented contracts acquired:
North American operations (a)	91%	77%
International operations	54%	57%

(a)	The increase in 2006 is primarily due to the 72-hour sale that occurred in July 2006. Contracts were sold at 0% financing for 72 months.
GM also provides payment guarantees on certain commercial assets we have outstanding with certain third-party customers. As of September 30, 2006, and December 31, 2005, commercial obligations guaranteed by GM were $263 million and $934 million, respectively. In addition, we have a consignment arrangement with GM for commercial inventories in Europe. As of September 30, 2006, and December 31, 2005, commercial inventories related to this arrangement were $298 million and $303 million, respectively, and are reflected in Other assets in the Condensed Consolidated Balance Sheet.
Income Statement
A summary of the income statement effect of transactions with GM and affiliated companies is as follows:

	Third Quarter		Nine Months

Period ended September 30, ($ in millions)	2006	2005	2006	2005

Net financing revenue:
GM and affiliates lease residual value support (a)	$245	$136	$609	$390
Wholesale subvention and service fees from GM	49	53	137	164
Interest paid on loans from GM	(17)	(11)	(45)	(30)
Consumer lease payments from GM (b)	4	37	65	149
Insurance premiums earned from GM	72	97	229	300
Other income:
Interest on notes receivable from GM and affiliates	97	51	233	163
Interest on wholesale settlements (c)	44	36	137	100
Revenues from GM leased properties, net (d)	28	20	82	57
Service fee income:
GMAC of Canada operating lease administration (e)	—	5	—	17
Rental car repurchases held for resale (f)	4	5	15	15
Expense:
Employee retirement plan costs allocated by GM	21	36	84	124
Off-lease vehicle selling expense reimbursement (g)	(8)	(9)	(22)	(12)
Payments to GM for services, rent and marketing expenses	23	14	70	105

(a)	Represents total amount of residual support paid (or invoiced) for the third quarter 2006 and 2005 under the residual support and risk sharing programs. However, the table does not include a payment of $1.1 billion made during the second quarter in connection with settlement of residual support and risk sharing obligations for a portion of the lease portfolio, as described below.
(b)	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle, with the customer’s remaining payment obligation waived. For certain programs, GM compensates us for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle.
(c)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made prior to the expiration of transit, we receive interest from GM.
(d)	Includes net balance of vehicles, buildings and other equipment classified as operating lease assets that are leased to GM affiliated entities.
(e)	GMAC of Canada, Limited administered operating lease receivables on behalf of GM of Canada, Limited (GMCL) and received a servicing fee, which was included in other income. As of October 2005, GMAC of Canada, Limited no longer administers these operating lease receivables.

(f)	We receive a transaction fee from GM related to the resale of rental car repurchases.

(g)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by us on off-lease vehicles sold by GM at auction.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC
In connection with the agreement to sell a 51 percent ownership interest in GMAC, GM settled its estimated liabilities with respect to residual support and risk sharing on a portion of our operating lease portfolio (approximately 19% of the North American Automotive Finance operating lease portfolio) and on the entire U.S. balloon retail receivable portfolio in a lump-sum payment. As of April 30, 2006, the maximum amount that would have been paid under the residual support and risk sharing arrangements with GM on this portion of the portfolio totaled approximately $2.0 billion. A negotiated amount totaling approximately $1.1 billion was agreed to by GM under these leases and balloon contracts and was paid to us on May 15, 2006. The payment of $1.1 billion was recorded as a deferred amount in accrued expenses and other liabilities in our Condensed Consolidated Balance Sheet and will be treated as sales proceeds on the underlying assets, as the contracts terminate and the vehicles are sold at auction, in recognizing the gain or loss on sale.
For the remainder of the operating lease portfolio, not subject to this payout arrangement, based on September 30, 2006 outstandings, the current amount that we would expect to be paid by GM under residual support programs would be $1.7 billion. The maximum that could be paid under the residual support programs on this portion of the lease portfolio is approximately $2.8 billion and would be paid only in the unlikely event that the proceeds from this portion of the operating lease portfolio are at or below our standard residual rates. As disclosed in Note 2 to the Condensed Consolidated Financial Statements, certain assets with respect to automotive leases will be dividended to GM prior to consummation of the agreement.
In addition, as it relates to those lease originations and all U.S. balloon retail contract originations occurring after April 30, 2006, that will remain with GMAC after the majority sale transaction GM agreed to begin payment of the expected residual support owed to us at the time of contract origination as opposed to after contract termination at the time of sale of the related vehicle. After the sale of a 51 percent ownership interest in us is completed, all new operating lease originations will be subject to this revised residual support arrangement with GM. For the affected contracts originated in the second and third quarters of 2006, GM paid or agreed to pay us a total of $234 million. The remaining maximum exposure after consideration of these payments that could be paid under these contracts for residual support is approximately $140 million and would be paid only in the unlikely event that the proceeds from this portion of the operating lease portfolio are at or below our standard residual rates.
The maximum amount that could be paid under the risk sharing arrangement on all leases not subject to the payout arrangement is approximately $1.5 billion and would only be paid in the unlikely event that the proceeds from outstanding lease vehicles would be lower than our standard residual rates. The expected amount to be paid under the risk sharing arrangement is approximately $0.2 billion.
In addition to the financing arrangements summarized in the foregoing table, GM had a $4 billion revolving line of credit from us that expired September 15, 2006. Subsequently, this revolving line of credit was not renewed. This credit line had previously been used for general operating and seasonal working capital purposes and to reduce external liquidity requirements.

10	Pension and Other Postretirement Benefits
Pension
Certain of our employees are eligible to participate in various domestic and foreign pension plans of General Motors. On March 7, 2006, GM announced that, effective March 7, 2006, it would freeze accrued pension benefits for U.S. salaried employees and implement a new benefit structure for future accruals.
Other employees (primarily at ResCap, the Commercial Finance business, and certain subsidiaries of GMAC Insurance) participate in separate retirement plans that provide for pension payments to eligible employees upon retirement based on factors such as length of service and salary.
During the second quarter, we approved the freezing of the benefit accrual of a noncontributory defined benefit retirement plan as of December 31, 2006 covering primarily ResCap employees. No further participant benefits will accrue subsequent to that date and no new entrants will be permitted in the plan. A curtailment gain of $42.4 million was recorded in compensation and benefits expense during the three months ended September 30, 2006. After the curtailment gain, the plan’s fair value of assets exceeded the plan’s projected benefit obligation by $60.8 million.
In addition, our Commercial Finance business and Insurance operations have made modifications and are in the process of further modifying their pension arrangements, which are not anticipated to have a material impact on our financial condition or results of operations.

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC

11	Goodwill and Other Intangible Assets
Following attrition of key personnel around the middle of the year, our Commercial Finance reporting unit initiated a goodwill impairment test, in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS 142), outside the normal fourth quarter cycle. A necessary precedent to such test was a thorough review of the business by new leadership, with a particular focus on long-term strategy. As a result of the review the operating divisions were reorganized and the decision was made to implement a different exit strategy for the workout portfolio and to exit product lines with lower returns. These decisions had a significant impact on expected asset levels and growth rate assumptions used to estimate the fair value of the business. In particular, the analysis performed during the third quarter incorporates management’s decision to discontinue activity in the equipment finance business, which had a portfolio of over $1 billion, representing approximately 20 percent of Commercial Finance business’s average commercial loan portfolio during 2006.
Consistent with the prior analysis, the fair value of the Commercial Finance business was determined using an internally developed discounted cash flow analysis based on five-year projected net income and a market driven terminal value multiple. Based upon the results of the assessment, we concluded that the carrying value of goodwill exceeded its fair value, resulting in an impairment loss of $827 million during the third quarter of 2006.
In connection with this analysis, Commercial Finance impaired certain related intangible assets totaling approximately $13 million. This amount is included in Impairment of goodwill and other intangible assets on the Condensed Consolidated Statement of Income.

12	Segment Information
Financial results for our reporting segments are summarized below.

	Automotive Finance operations

	North
Third quarter ended September 30,	American	International		Insurance
($ in millions)	Operations (a)	Operations (a)	ResCap (b)	Operations	Other (c)	Consolidated

2006
Net financing revenue before provision for credit losses	$1,035	$338	$174	$—	$144	$1,691
Provision for credit losses	(124)	(31)	(239)	—	(92)	(486)
Other revenue	848	219	858	1,258	(100)	3,083

Total net financing revenue and other income	1,759	526	793	1,258	(48)	4,288
Impairment of goodwill and other intangible assets	—	—	—	—	840	840
Noninterest expense	1,631	396	644	977	54	3,702

Income (loss) before income tax expense	128	130	149	281	(942)	(254)
Income tax expense (benefit)	42	47	66	98	(183)	70

Net income (loss)	$86	$83	$83	$183	($759)	($324)

Total assets	$150,340	$30,491	$132,490	$13,919	($17,392)	$309,848

2005
Net financing revenue before provision for credit losses	$1,036	$377	$293	$—	$298	$2,004
Provision for credit losses	(184)	(27)	(164)	—	(10)	(385)
Other revenue	767	183	1,044	1,070	224	3,288

Total net financing revenue and other income	1,619	533	1,173	1,070	512	4,907
Noninterest expense	1,527	396	702	928	303	3,856

Income before income tax expense	92	137	471	142	209	1,051
Income tax expense	31	34	191	53	67	376

Net income	$61	$103	$280	$89	$142	$675

Total assets	$173,722	$30,226	$104,620	$12,489	($6,863)	$314,194

(a)	North American Operations consist of automotive financing in the U.S. and Canada and certain corporate activities. International Operations consists of automotive financing and full service leasing in all other countries and Puerto Rico through March 31, 2006. Beginning April 1, 2006, Puerto Rico is included in North American Operations.
(b)	Refer to Note 1 to the Condensed Consolidated Financial Statements for a discussion on changes to the reportable operating segments.
(c)	Represents our Commercial Finance business, Capmark, certain corporate activities related to mortgage activities, and reclassifications and elimination between the reporting segments. The financial results for 2006 reflect our approximately 22% equity interest in Capmark commencing March 23, 2006, while the 2005 financial results represent Capmark as wholly owned.

Notes to Condensed Consolidated Financial Statements (unaudited)
GMAC LLC

	Automotive Finance operations

	North
Nine months ended September 30,	American	International		Insurance
($ in millions)	Operations (a)	Operations (a)	ResCap (b)	Operations	Other (c)	Consolidated

2006
Net financing revenue before provision for credit losses	$3,408	$1,024	$702	$—	$604	$5,738
Provision for credit losses	(267)	(46)	(484)	—	(109)	(906)
Other revenue	2,417	637	3,090	3,556	(166)	9,534

Total net financing revenue and other income	5,558	1,615	3,308	3,556	329	14,366
Impairment of goodwill and other intangible assets	—	—	—	—	840	840
Noninterest expense	4,946	1,197	1,941	2,972	407	11,463

Income (loss) before income tax expense	612	418	1,367	584	(918)	2,063
Income tax expense (benefit)	176	129	534	192	(216)	815

Net income (loss)	$436	$289	$833	$392	($702)	$1,248

2005
Net financing revenue before provision for credit losses	$3,420	$1,137	$1,087	$—	$814	$6,458
Provision for credit losses	(350)	(89)	(440)	—	(36)	(915)
Other revenue	2,017	577	2,752	3,162	405	8,913

Total net financing revenue and other income	5,087	1,625	3,399	3,162	1,183	14,456
Noninterest expense	4,428	1,194	1,940	2,732	796	11,090

Income before income tax expense	659	431	1,459	430	387	3,366
Income tax expense	206	120	557	146	118	1,147

Net income	$453	$311	$902	$284	$269	$2,219

(a)	North American Operations consist of automotive financing in the U.S. and Canada and certain corporate activities. International Operations consists of automotive financing and full service leasing in all other countries and Puerto Rico through March 31, 2006. Beginning April 1, 2006, Puerto Rico was included in North American Operations.
(b)	Refer to Note 1 to the Condensed Consolidated Financial Statements for a discussion on changes to the reportable operating segments.
(c)	Represents our Commercial Finance business, Capmark, certain mortgage activities maintained at corporate, and reclassifications and elimination between the reporting segments. The financial results for 2006 reflect our approximately 22% equity interest in Capmark commencing March 23, 2006, while the 2005 financial results represent Capmark as wholly owned.

13	Subsequent Events
On October 31, 2006, in connection with the expected closing of the sale by GM of a 51% controlling interest in us to FIM Holdings, we made a dividend of certain Michigan properties with a carrying value of approximately $1.2 billion to GM. Separately, on November 1, 2006, GM agreed to assume or retain approximately $800 million of other liabilities related to U.S. and Canadian based GM sponsored other postretirement programs, as well as approximately $300 million of related deferred tax assets.

Management’s Discussion and Analysis
GMAC LLC

Overview
We are a leading global financial services firm with approximately $310 billion of assets and operations in approximately 40 countries. Founded in 1919 as a wholly owned subsidiary of General Motors Corporation, GMAC was originally established to provide GM dealers with the automotive financing necessary to acquire and maintain vehicle inventories and to provide retail customers the means by which to finance vehicle purchases through GM dealers. Our products and services have expanded beyond automotive financing as we currently operate in the following lines of business — Automotive Finance, Mortgage (ResCap), and Insurance. Refer to our 2005 Annual Report on Form 10-K for a more complete description of our business activities, along with the products and services offered and the market competition.
Net income for our businesses is summarized as follows:

	Third Quarter		Nine Months

Period ended September 30, ($ in millions)	2006	2005	2006	2005

Automotive Finance (a)	$169	$164	$725	$764
ResCap	83	280	833	902
Insurance	183	89	392	284
Other (b)	(759)	142	(702)	269

Net (loss) income	($324)	$675	$1,248	$2,219

Return on average equity	(5.9% )	11.9%	7.5%	13.1%

(a)	Includes our North America and International automotive finance reporting segments, separately identified in Note 12 to the Condensed Consolidated Financial Statements.
(b)	Includes our Commercial Finance business operating segment, equity interest in Capmark and mortgage activities.
We reported a net loss of $324 million in the third quarter of 2006, as compared to third quarter 2005 net income of $675 million. The third quarter net loss includes non-cash goodwill and other intangible asset impairment charges of $695 million after-tax related to our Commercial Finance business.
Excluding these charges, we earned $371 million. The decrease in operating earnings was primarily driven by lower income at our mortgage business, ResCap, resulting from softness in the U.S. residential mortgage market, the unfavorable effect on income from our recently concluded debt tender offers as well as weakness in the Commercial Finance business.
We continue to be a significant source of cash flow to GM through the payment of a $500 million cash dividend in the third quarter, resulting in 2006 year to date cash dividends of $1.9 billion. We continue to maintain adequate liquidity with cash reserves at September 30, 2006, of $14.1 billion, comprised of $9.1 billion in cash and cash equivalents and $5.0 billion invested in marketable securities. We have begun to prudently reduce high excess levels of cash to more moderate levels, reflecting increased access to liquidity.
Net income for Automotive Finance was $169 million, up $5 million from $164 million earned in the same period in the prior year. These results include an expense of $135 million related to our third-quarter offer to repurchase $1 billion of deferred interest debentures, which will be positive to future period earnings as this debt was among our most expensive. Automotive Finance results otherwise benefited from an increase in net financing revenue as a result of strong retail financing penetration as well as lower provisions for credit losses.
ResCap’s net income was $83 million in the third quarter of 2006, down from $280 million earned in the third quarter of 2005. The decrease in earnings was the result of a number of factors in ResCap’s U.S. residential mortgage business. In particular, competitive pricing pressures negatively impacted margins, which led to lower gains despite year-over-year increases in production. Results were also affected by higher credit loss provisions resulting from increases in delinquencies, lower net interest margins as a result of a flatter yield curve, and a decrease in net servicing income, due to the effect of lower long-term rates on expected prepayments of mortgages. Mortgage originations were $51.5 billion for the third quarter of 2006, representing a slight increase from $51.3 billion in the same period in the prior year.
Our Insurance operations experienced record quarterly net income of $183 million in the third quarter of 2006, up $94 million from earnings of $89 million in the third quarter of 2005, primarily attributable to a combination of favorable loss performance and higher capital gains. In addition, our Insurance operations maintained a strong investment portfolio, with a market value of $8.0 billion at September 30, 2006, including unrealized capital gains of $604 million, net of tax.

Management’s Discussion and Analysis
GMAC LLC
Excluding the goodwill and other intangible asset impairment charges, our Other segment, which includes the Commercial Finance business and our equity investment of approximately 22% in Capmark, incurred a net operating loss of $64 million as compared to $142 million earned in the same period last year. Part of the third quarter decline relates to the change in ownership of Capmark, following the first quarter sale of approximately 78% of our commercial mortgage business. As a result, the third quarter income includes the earnings on our equity share of Capmark compared to a year ago when Capmark was wholly owned and fully consolidated in our results. In addition, the Other segment results were negatively affected by higher credit provisions at Commercial Finance business, mostly related to the workout portfolio.
The goodwill impairment charge of $685 million (after-tax) at our Commercial Finance business was the result of our third quarter impairment test which was triggered outside the normal fourth quarter cycle as the business experienced attrition of key personnel around the middle of the year. The charge results from lower cash flow projections due to the decision by new management at Commercial Finance business to exit certain low return product lines and asset classes as well as a decline in expected factored sales volume growth.
The sale of 51 percent of our equity to FIM Holdings is expected to close in the fourth quarter of this year. In addition to continuing to enable us to support the sale of GM vehicles, the transaction is intended to support our strategic goal of a stable investment grade credit rating and profitable growth.

Automotive Finance Operations
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

	Third Quarter				Nine Months
Period ended September 30,
($ in millions)	2006	2005	Change	%	2006	2005	Change	%

Revenue
Consumer	$1,481	$1,605	($124)	(8)	$4,267	$4,991	($724)	(15)
Commercial	399	322	77	24	1,187	1,122	65	6
Operating leases	2,079	1,777	302	17	6,028	5,194	834	16

Total financing revenue	3,959	3,704	255	7	11,482	11,307	175	2
Interest expense	(2,518)	(2,258)	(260)	(12)	(6,865)	(6,659)	(206)	(3)
Provision for credit losses	(155)	(211)	56	27	(313)	(439)	126	29

Net financing revenue	1,286	1,235	51	4	4,304	4,209	95	2
Servicing fees	58	37	21	57	176	81	95	117
Net gains on sales	115	139	(24)	(17)	298	354	(56)	(16)
Investment income	152	54	98	181	387	162	225	139
Other income	673	686	(13)	(2)	2,004	1,903	101	5
Depreciation expense on operating leases	(1,394)	(1,326)	(68)	(5)	(4,176)	(3,880)	(296)	(8)
Noninterest expense	(632)	(596)	(36)	(6)	(1,963)	(1,739)	(224)	(13)
Income tax expense	(89)	(65)	(24)	37	(305)	(326)	21	6

Net income	$169	$164	5	3	$725	$764	($39)	(5)

Total assets	$174,748	$200,743	($25,995)	(13)

Automotive Finance operations net income increased 3% for the third quarter and decreased 5% for the first nine months of 2006, respectively. Results for Automotive Finance include the earnings impact of a third quarter 2006 $1 billion debt tender offer to repurchase

Management’s Discussion and Analysis
GMAC LLC
certain deferred interest debentures, which resulted in an after-tax unfavorable impact of $135 million. Absent the impact of the tender offer, Automotive Finance operating earnings were $140 million higher than the third quarter of 2005.
Total financing revenue increased 7% in the third quarter of 2006, as compared to the prior year, with declines in consumer revenue being more than offset by higher commercial and operating lease revenues in the North American operations. The decrease in consumer revenue is consistent with the reduction in consumer asset levels as a result of continued whole loan sale activity. Consumer finance receivables declined by $13 billion, or approximately 16%, since September 30, 2005. Operating lease revenue (along with the related depreciation expense) increased year over year consistent with the increase in the size of the operating lease portfolio (approximately 20% since September 2005). The increase in the portfolio is reflective of continued strong lease volumes in North American operations and higher average customer balances.
The increase in interest expense for the third quarter as compared to the third quarter of 2005 is primarily due to the aforementioned $1 billion debt tender offer, which resulted in a $220 million pre-tax unfavorable impact ($135 million after-tax). Absent the impact of the tender offer, despite lower overall debt levels, interest expense is relatively flat in comparison with 2005 due to an increased cost of funds, as a result of higher market interest rates.
The provision for credit losses decreased in comparison to the prior year largely due to the estimated provision, which was necessary in the third quarter of 2005 due to Hurricane Katrina losses. The provision decreases due to Hurricane Katrina were somewhat offset by the overall credit performance of the consumer portfolio. Refer to Credit Risk discussion within this Automotive Finance Operations section of the MD&A for further discussion.
Investment income increased for both the third quarter and first nine months of 2006, as compared to the same periods in 2005. The increases are largely a result of higher short-term interest rates and asset balances in 2006 versus 2005. Other income decreased in comparison to the third quarter of 2005 due to lower revenue on intercompany loans. In addition, non-interest expenses increased in comparison with 2005 levels due to an overall decline in operating lease remarketing results as a result of a softening in used vehicle prices and an overall decrease in lease termination volume.
Total income tax expense increased by $24 million in the third quarter and declined by $21 million for the first nine months of 2006, respectively, as compared to the same periods in 2005.

Management’s Discussion and Analysis
GMAC LLC
Automotive Financing Volume
The following table summarizes our new vehicle consumer financing volume, our share of GM retail sales and our wholesale financing of new vehicles and related share of GM sales to dealers in markets where we operate.

	Third Quarter				Nine Months

			Share of				Share of
	GMAC volume		GM sales		GMAC volume		GM sales
Period ended September 30,
(units in thousands)	2006	2005	2006	2005	2006	2005	2006	2005

New vehicle consumer financing
GM vehicles
North America
Retail contracts	418	249	45%	24%	825	838	32%	29%
Leases	162	137	17%	14%	495	449	19%	15%

Total North America	580	386	62%	38%	1,320	1,287	51%	44%
International (retail contracts and leases)	127	129	24%	25%	390	398	24%	27%

Total GM units financed	707	515	48%	34%	1,710	1,685	41%	38%

Non-GM units financed	18	21			52	57

Total consumer automotive financing volume	725	536			1,762	1,742

Wholesale financing of new vehicles
GM vehicles
North America	785	899	76%	81%	2,626	2,790	76%	80%
International	606	598	84%	83%	1,954	1,803	87%	85%

Total GM units financed	1,391	1,497	79%	82%	4,580	4,593	80%	82%

Non-GM units financed	34	48			107	139

Total wholesale volume	1,425	1,545			4,687	4,732

Our consumer financing volume and penetration levels are significantly impacted by the nature, timing and extent of GM’s use of rate, residual and other financing incentives for marketing purposes on consumer retail contracts and leases. In the third quarter of 2006 our North American retail volume and penetration levels were positively impacted by certain consumer retail financing incentives. These incentives resulted in significant volume increases in comparison with the third quarter of 2005 and modest increases in comparison with the first nine months of 2005. In our International Automotive Finance Operations, financing volume has been comparable with 2005 levels. Our wholesale financing continues to be the primary funding source for GM dealer inventories, as total penetration levels in the third quarter of 2006 remained relatively consistent with levels in the third quarter of 2005 and continue to reflect traditionally strong levels.
Consumer Credit
The following tables summarize pertinent loss experience in the consumer managed and on-balance sheet automotive retail contract portfolio. The managed portfolio includes retail receivables held on-balance sheet for investment and off-balance sheet receivables securitized and sold that we continue to service and have a continued involvement in (i.e., in which we retain an interest or risk of loss in the underlying receivables) but excludes securitized and sold finance receivables that we continue to service but have no other continuing involvement (serviced-only portfolio). We believe that the disclosure of the credit experience of the managed portfolio presents a more complete presentation of our risk of loss in the underlying assets (typically in the form of a subordinated retained interest). Consistent with the presentation in the Condensed Consolidated Balance Sheet, retail contracts presented in the table represent the principal balance of the finance receivables discounted for any unearned rate support received from GM.
The off-balance sheet portion of the managed portfolio includes receivables securitized and sold that we continue to service and in which we retain an interest or risk of loss but excludes securitized and sold finance receivables that we continue to service but in which we retain no interest or risk of loss. The process of creating a pool of retail finance receivables for securitization or sale typically excludes accounts that are greater than 30 days delinquent at such time. In addition, the process involves selecting from a pool of receivables that are currently outstanding and, therefore, represent seasoned accounts. A seasoned portfolio that excludes delinquent accounts historically

Management’s Discussion and Analysis
GMAC LLC
results in better credit performance in the managed portfolio than in the on-balance sheet portfolio of retail finance receivables. In addition, the current off-balance sheet transactions are comprised mainly of subvented rate retail finance receivables, which generally attract higher quality customers (or otherwise cash purchasers) than customers typically associated with non-subvented receivables.

	Average	Charge-offs,
	retail	net of		Annualized net
	contracts	recoveries(a)		charge-off rate
Third quarter ended September 30,
($ in millions)	2006	2006	2005	2006	2005

Managed
North America	$55,329	$135	$199	0.98%	1.12%
International	15,354	33	34	0.86%	0.93%

Total managed	$70,683	$168	$233	0.95%	1.09%

On-balance sheet
North America	$50,595	$132	$195	1.04%	1.22%
International	15,354	33	34	0.86%	0.93%

Total on-balance sheet	$65,949	$165	$229	1.00%	1.16%

(a)	Net charge-offs exclude amounts related to the lump-sum payments on balloon finance contracts. The amount totaled $7 for the third quarter ended September 30, 2006.

	Average	Charge-offs,
	retail	net of		Annualized net
	contracts	recoveries		charge-off rate
Nine months ended September 30,
($ in millions)	2006	2006	2005	2006	2005

Managed
North America	$56,196	$416	$566	0.99%	0.99%
International	15,081	82	103	0.72%	0.93%

Total managed	$71,277	$498	$669	0.93%	0.98%

On-balance sheet
North America	$51,067	$409	$556	1.07%	1.05%
International	15,081	82	103	0.72%	0.93%

Total on-balance sheet	$66,148	$491	$659	0.99%	1.03%

(a)	Net charge-offs exclude amounts related to the lump-sum payments on balloon finance contracts. The amount totaled $15 for the nine months ended September 30, 2006.

The following table summarizes pertinent delinquency experience in the consumer automotive retail contract portfolio.

	Percent of retail contracts
	30 days or more past due (a)

	Managed		On-balance sheet

September 30,	2006	2005	2006	2005

North America	2.46%	2.14%	2.68%	2.29%
International	2.64%	2.68%	2.64%	2.68%

Total	2.51%	2.28%	2.67%	2.40%

(a)	Past due contracts are calculated on the basis of the average number of contracts delinquent during a month and exclude accounts in bankruptcy.

Management’s Discussion and Analysis
GMAC LLC
In addition to the preceding loss and delinquency data, the following table summarizes bankruptcies and repossession information for the United States consumer automotive retail contract portfolio (which represents approximately 58% of our on-balance sheet consumer automotive retail contract portfolio):

	Managed		On-balance sheet

Third quarter ended September 30,	2006	2005	2006	2005

Average retail contracts in bankruptcy (in units)	83,103	99,542	82,680	95,610
Bankruptcies as a percent of average number of contracts outstanding	2.49%	2.27%	2.63%	2.37%
Retail contract repossessions (in units)	21,904	26,256	21,536	25,628
Annualized repossessions as a percent of average number of contracts outstanding	2.61%	2.35%	2.71%	2.50%

	Managed		On-balance sheet

Nine months ended September 30,	2006	2005	2006	2005

Average retail contracts in bankruptcy (in units)	93,433	98,386	92,403	94,044
Bankruptcies as a percent of average number of contracts outstanding	2.70%	2.12%	2.83%	2.19%
Retail contract repossessions (in units)	68,469	76,640	67,500	74,330
Annualized repossessions as a percent of average number of contracts outstanding	2.62%	2.19%	2.74%	2.30%

The following table summarizes activity related to the consumer allowance for credit losses for our Automotive Finance operations.

	Third Quarter		Nine Months

Period ended September 30, ($ in millions)	2006	2005	2006	2005

Allowance at beginning of period	$1,467	$1,819	$1,618	$2,035
Provision for credit losses	156	225	332	452
Charge-offs
Domestic	(172)	(233)	(529)	(647)
Foreign	(45)	(48)	(124)	(147)

Total charge-offs	(217)	(281)	(653)	(794)

Recoveries
Domestic	35	41	113	100
Foreign	10	11	34	35

Total recoveries	45	52	147	135

Net charge-offs	(172)	(229)	(506)	(659)
Impacts of foreign currency translation	5	4	10	(9)
Securitization activity	—	1	2	1

Allowance at September 30,	$1,456	$1,820	$1,456	$1,820
Allowance coverage (a)	2.21%	2.32%	2.21%	2.32%

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet consumer automotive retail contracts.
The overall credit performance of the consumer portfolio has deteriorated from the prior year consistent with the decline in the level of overall managed and on balance sheet receivables as we continue to execute more whole loan sales. Similar to securitizations, the process of creating a pool of retail finance receivables for whole loan sales typically involves excluding retail contracts that are greater than 30 days delinquent at such time and selecting from a pool of receivables currently outstanding, which therefore, represents seasoned contracts. A seasoned portfolio that excludes delinquent contracts historically results in better credit performance and, as a result, the increase in whole loan activity over the past year has impacted the charge-offs as a percentage of the managed and on-balance sheet portfolio, when compared to the comparable period in the prior year. In addition to the impact of whole loan activity, delinquencies in the North American Operations managed and on-balance sheet portfolio has been negatively impacted by an aging of the overall portfolio as consumer serviced assets continue to decrease, as compared to prior year levels. International consumer credit portfolio performance remains strong as both delinquencies and charge-offs have declined as compared to prior year levels.

Management’s Discussion and Analysis
GMAC LLC
The allowance for credit losses as a percentage of the total on-balance sheet consumer portfolio has experienced a slight decrease in comparison with the third quarter of 2005. This decrease is primarily related to improved credit performance in our International operations consumer portfolio. The allowance for credit losses as a percentage of the total on-balance sheet consumer portfolio for our North American operations remained stable in comparison to 2005 levels.
Commercial Credit
Our credit risk on the commercial portfolio is markedly different from that of our consumer portfolio. Whereas the consumer portfolio represents a homogenous pool of retail contracts that exhibit fairly predictable and stable loss patterns, the commercial portfolio exposures are less predictable. In general, the credit risk of the commercial portfolio is tied to overall economic conditions in the countries in which we operate.
At September 30, 2006, the only commercial receivables that had been securitized and accounted for as off-balance sheet transactions represent wholesale lines of credit extended to automotive dealerships, which historically experience low charge-offs. As a result, the amount of charge-offs on our managed portfolio is the same as the on-balance sheet portfolio, and only the on-balance sheet commercial portfolio credit experience is presented in the following table:

	Total
	loans	Impaired loans (a)

	Sep 30,	Sep 30,	Dec 31,	Sep 30,
($ in millions)	2006	2006	2005	2005

Wholesale	20,828	$317	$299	$330
		1.52%	1.45%	2.65%
Other commercial financing	3,878	46	142	162
		1.19%	1.36%	1.49%

Total on-balance sheet	24,706	$363	$441	$492
		1.47%	1.42%	2.27%

(a)	Includes loans where it is probable that we will be unable to collect all amounts due according to the terms of the loan.
The commercial allowance for credit losses was $66 million and $102 million as of September 30, 2006 and 2005, respectively. Charge-off activity in the commercial portfolio was a net charge-off of $6 million and $3 million for the nine months ended September 30, 2006 and 2005, respectively. Decreases in the level of allowance from 2005 levels are reflective of proportional decreases in the on-balance sheet commercial portfolio over the same period.
ResCap Operations
The principal activities of our ResCap operations involve the origination, purchase, servicing, sale and securitization of consumer (i.e., residential) and commercial mortgage loans and mortgage-related products (e.g., real estate services). Typically, mortgage loans are originated and sold to investors in the secondary market, including securitization transactions in which the assets are legally sold but are accounted for as secured financings. For additional information, please refer to ResCap’s quarterly report on Form 10-Q for the period ended September 30, 2006, filed separately with the SEC, which report is not deemed incorporated into any of our filings under the Securities Act or the Exchange Act.

Management’s Discussion and Analysis
GMAC LLC
Results of Operations
The following table summarizes the operating results for ResCap for the periods indicated. The amounts presented are before the elimination of balances and transactions with our other reporting segments.

	Third Quarter				Nine Months
Period ended September 30,
($ in millions)	2006	2005	Change	%	2006	2005	Change	%

Revenue
Total financing revenue	$1,878	$1,330	$548	41	$5,399	$3,740	$1,659	44
Interest expense	(1,704)	(1,037)	(667)	(64)	(4,697)	(2,653)	(2,044)	(77)
Provision for credit losses	(239)	(164)	(75)	(46)	(484)	(440)	(44)	(10)

Net financing revenue	(65)	129	(194)	(150)	218	647	(429)	(66)
Mortgage servicing fees	401	361	40	11	1,162	1,047	115	11
MSR amortization and impairment	—	(69)	69	100	—	(516)	516	100
Servicing asset valuation and hedge activities, net	(332)	(1)	(331)		(688)	92	(780)	(848)

Net loan servicing income	69	291	(222)	(76)	474	623	(149)	(24)
Gains on sale of loans	237	307	(70)	(23)	879	787	92	12
Other income	552	446	106	24	1,737	1,342	395	29
Noninterest expense	(644)	(702)	58	8	(1,941)	(1,940)	(1)	—
Income tax expense	(66)	(191)	125	65	(534)	(557)	23	4

Net income	$83	$280	($197)	(70)	$833	$902	($69)	(8)

Total assets	$132,490	$104,620	$27,870	27

ResCap net income decreased 70% and 8% to $83 million and $833 million for the third quarter and first nine months of 2006. Net financing revenue was negatively impacted by higher interest expense driven by an increase in short-term market interest rates. In addition, the provision for credit losses increased due to higher delinquencies. The increase in interest expense and provision for credit losses was partially offset by an increase in total financing revenues from higher asset levels due to higher loan production.
Net loan servicing income decreased due to negative servicing asset valuations, which were partially offset by an increase in the size of the mortgage servicing rights portfolio. The negative servicing asset valuation was primarily due to a decline in interest rates in 2006. Gain on sales of loans decreased as a result of lower margins due to competitive pricing pressures. This decline was partially offset by an increase in mortgage loan sales attributable to higher mortgage loan originations.
Other income, for the third quarter of 2006, increased due to higher residential real estate income as a result of continued growth in residential real estate investments and gains on U.S. Treasury and principal-only securities.
Noninterest expense decreased in the third quarter due to a $42.6 million gain from the freezing of the benefit accrual of GMAC Mortgage, Inc.’s noncontributory defined benefit plan as of December 31, 2006.
Mortgage Loan Production, Sales and Servicing
Our mortgage loan production increased to $51.5 billion for the three months ended September 30, 2006, compared to $51.3 billion for the same period in 2005. During the first nine months of 2006, our loan production increased to $140.1 billion from $130.3 billion in 2005. These increases were due primarily to the continued expansion of our international operations. Our domestic loan production declined 6% during the three months ended September 30, 2006, and increased 1.7% for the first nine months of 2006, compared to the same periods in 2005.

Management’s Discussion and Analysis
GMAC LLC
The following summarizes mortgage loan production for the periods indicated.

	Third Quarter		Nine Months

Period ended September 30, ($ in millions)	2006	2005	2006	2005

Consumer:
Principal amount by product type:
Prime conforming	$12,002	$14,832	$32,536	$39,532
Prime nonconforming	16,411	17,292	42,776	42,358
Government	942	1,141	2,884	3,382
Nonprime	8,467	9,884	23,623	23,821
Prime second-lien	6,100	3,588	18,500	9,262

Total U.S. production	43,922	46,737	120,319	118,355
International	7,531	4,535	19,736	11,932

Total	$51,453	$51,272	$140,055	$130,287

Principal amount by origination channel:
Retail and direct channels	$7,012	$10,500	$21,114	$28,677
Correspondent and broker channels	36,910	36,237	99,205	89,678

Total U.S. production	$43,922	$46,737	$120,319	$118,355

Number of loans (in units):
Retail and direct channels	60,693	80,727	186,592	223,697
Correspondent and broker channels	222,196	196,222	621,795	499,856

Total U.S. production	282,889	276,949	808,387	723,553

The following table summarizes the primary domestic mortgage loan servicing portfolio for which we hold the corresponding mortgage servicing rights:

	U.S. mortgage loan servicing portfolio

	September 30, 2006		December 31, 2005

	Number of	Dollar amount	Number of	Dollar amount
($ in millions)	loans	of loans	loans	of loans

Prime nonconforming	310,937	$96,851	257,550	$76,980
Prime conforming	1,449,123	200,632	1,393,379	186,405
Government	183,058	18,866	181,679	18,098
Nonprime	478,130	57,494	493,486	56,373
Prime second-lien	694,654	28,584	500,534	17,073

Total primary servicing portfolio (a)	3,115,902	$402,427	2,826,628	$354,929

(a)	Excludes loans for which we acted as a subservicer. This included 280,003 of loans with an unpaid principal balance of $47.5 billion at September 30, 2006, and 271,489 loans with an unpaid balance of $38.9 billion at December 31, 2005.
Our international servicing portfolio was comprised of $31.5 billion of mortgage loans as of September 30, 2006.

Management’s Discussion and Analysis
GMAC LLC
Allowance for Loan Losses
The following table summarizes the activity related to the allowance for loan losses:

	Third Quarter		Nine Months

Period ended September 30, ($ in millions)	2006	2005	2006	2005

Allowance at beginning of period	$1,230	$1,094	$1,253	$1,015
Provision for loan losses	239	164	484	462
Charge-offs	(194)	(117)	(488)	(359)
Recoveries	9	7	35	30

Allowance at September 30	$1,284	$1,148	$1,284	$1,148
Allowance as a percentage of total mortgage loans held for investment and lending receivables	1.45%	1.62%	1.45%	1.62%

The provision for loan losses was $484 million for the nine months ended September 30, 2006, compared to $462 million in the same period in 2005, representing an increase of $22 million. The increase in the provision was primarily due to the increase in the mortgage loans held for investment portfolio, which includes more delinquent loans than the same period last year. Delinquent mortgage loans held for investment totaled $12 million, or 16.4%, of total mortgage loans held for investment at September 30, 2006, compared to $9 million, or 16.2%, at September 30, 2005.
Nonperforming Assets
The following table summarizes the nonperforming assets. Nonperforming assets are nonaccrual loans, foreclosed assets and restructured loans. Mortgage loans and lending receivables are generally placed on nonaccrual status when they are 60 and 90 days past due, respectively, or when the timely collection of the principal of the loan, in whole or in part, is doubtful. Management’s classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part.

	Sep 30,	Dec 31,	Sep 30,
($ in millions)	2006	2005	2005

Nonaccrual loans:
Mortgage loans:
Prime conforming	$10	$10	$20
Prime nonconforming	371	361	239
Government	—	—	39
Prime second-lien	133	85	72
Nonprime (a)	6,275	5,731	5,110
Lending receivables:
Warehouse	9	42	1
Construction	21	8	9
Commercial real estate	—	17	—

Total nonaccrual loans	$6,819	$6,254	$5,490
Restructured loans	12	23	—
Foreclosed assets	922	506	557

Total nonperforming assets	$7,753	$6,783	$6,047

Total nonaccrual loans as a percentage of total mortgage loans held for investment and lending receivables	7.7%	7.6%	7.8%

Total nonperforming assets as a percentage of total ResCap assets	5.8%	5.7%	5.8%

(a)	Includes $340 as of September 30, 2006, $374 as of December 31, 2005, and $462 as of September 30, 2005, of loans that were purchased distressed and already in nonaccrual status.

Management’s Discussion and Analysis
GMAC LLC
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

	Third Quarter				Nine Months

Period ended September 30, ($ in millions)	2006	2005	Change	%	2006	2005	Change	%

Revenue
Insurance premiums and service revenue earned	$1,037	$967	$70	7	$3,082	$2,797	$285	10
Investment income	172	89	83	93	361	275	86	31
Other income	49	14	35	250	113	90	23	26

Total financing revenue and other income	1,258	1,070	188	18	3,556	3,162	394	12
Insurance losses and loss adjustment expenses	(580)	(593)	13	2	(1,830)	(1,779)	(51)	(3)
Acquisition and underwriting expense	(380)	(313)	(67)	(21)	(1,074)	(888)	(186)	(21)
Premium tax and other expense	(17)	(22)	5	23	(68)	(65)	(3)	(5)

Income before income taxes	281	142	139	98	584	430	154	36
Income tax expense	(98)	(53)	(45)	(85)	(192)	(146)	(46)	(32)

Net income	$183	$89	$94	106	$392	$284	$108	38

Total assets	$13,919	$12,489	$1,430	11

Insurance premiums and service revenue written	$1,037	$1,053	($16)	(2)	$3,168	$3,209	($41)	(1)

Combined ratio (a)	89.4%	94.6%			92.3%	94.3%

(a)	Management uses combined ratio as a primary measure of underwriting profitability, with its components measured using Generally Accepted Accounting Principles. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all reported losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.
Net income from Insurance operations totaled $183 million and $392 million for the third quarter and first nine months of 2006, respectively, as compared to $89 million and $284 million for the same periods in 2005. Net income increased quarter over quarter and year over year due to a higher level of realized capital gains and favorable underwriting results driven by a lower level of losses and loss adjustment expenses. The impact of the favorable underwriting results is exhibited in the lower combined ratio for both periods. In addition, quarter and year-to-date results benefited from the first quarter 2006 strategic acquisition of MEEMIC, a personal lines business that offers automobile and homeowners insurance in the Midwest.
Insurance premiums and service revenue written totaled $1.0 billion and $3.2 billion for the third quarter and first nine months of 2006, respectively, as compared to $1.1 billion and $3.2 billion for the same periods in 2005. The slight decrease in both periods is primarily attributable to a lower volume of policies in the extended service contract business due to lower penetration and GM retail vehicle sales. The decrease in insurance premiums and service revenue written was partially offset by the inclusion of MEEMIC and growth in the domestic and international reinsurance assumed business.
Additionally, our extended service contract product line was unfavorably impacted by $15 million of customer refunds due to the recent announcement by GM to extend its powertrain warranty. On September 6, 2006, GM extended its powertrain limited warranty coverage across its entire 2007 car and light-duty lineup in the United States and Canada. The warranty extension provides coverage for up to five years or 100,000 miles. In addition, GM expanded its roadside assistance and courtesy transportation programs to match the powertrain

Management’s Discussion and Analysis
GMAC LLC
warranty term. Going forward the GM warranty extension will have a financial impact on our operations and management is currently assessing the potential revenue impact.
Underwriting results increased in the third quarter 2006 due to lower weather losses in the auto dealer physical damage business combined with the hurricane losses incurred in 2005 (primarily Hurricane Katrina) and continued favorable loss trends experienced by the extended service contract product line.
The combination of investment and other income increased 115% and 30% in the third quarter and first nine months of 2006, respectively, as compared to the same 2005 periods. The increase is primarily attributable to higher capital gains realized. The market value of the investment portfolio was $8.0 billion, comprised of $5.5 billion fixed income and $2.5 billion equity investments at September 30, 2006, compared to $7.8 billion, comprised of $5.4 billion fixed income and $2.4 billion equity investments at September 30, 2005. The increase in market value was driven by a strong equity portfolio and the reinvestment of positive cash flow.
During the fourth quarter, as part of our investment and capital strategy, our Insurance operations is completing a securities portfolio review and is in the process of rebalancing the mix of equity and fixed income securities. The proceeds from these sales will either be invested in fixed income securities or remitted as dividends. It is expected that significant net capital gains will be realized on these sales during the fourth quarter.
Total expenses increased 5% in the third quarter of 2006, as compared to the same period in 2005, and 9% for the first nine months of 2006 over the same period in 2005. The increases were commensurate with higher insurance premiums and service revenue earned and an increase in amortization of deferred acquisition costs, partially offset by favorable loss experience.

Other Operations
Other operations is comprised of our Commercial Finance business, equity interest in Capmark, certain corporate activities related to the Mortgage Group, and reclassifications and elimination between the reporting segments.
Results of Operations
Net income for our Other operations is summarized as follows:

	Third Quarter				Nine Months

Period ended September 30, ($ in millions)	2006	2005	Change	%	2006	2005	Change	%

Commercial Finance	($768)	$14	($782)	(5,586)	($756)	$40	($796)	(1,990)
Capmark	9	128	(119)	(93)	54	229	(175)	(76)

Net (loss) income	($759)	$142	($901)	(635)	($702)	$269	($971)	(361)

Total assets (a)	$6,244	$26,688	($20,444)	(77)

(a)	Represents assets of Commercial Finance business.
Commercial Finance
The Commercial Finance business incurred a loss of $768 million and $756 million for the third quarter and first nine months of 2006, respectively, as compared to earnings of $14 million and $40 million in the same periods of the prior year. Excluding the non-cash goodwill impairment charge of $685 million (after-tax) discussed below, the decrease in earnings was driven primarily by increases in the provision for credit losses. The additional losses are primarily the result of a decline in the present value of expected future cash flows or collateral value, for collateral dependent loans, resulting from Commercial Finance management’s decision to liquidate versus hold approach to many troubled legacy accounts. The change in approach was driven by higher funding and maintenance costs on these primarily non-earning loans.
During the quarter, we recognized a non-cash goodwill impairment charge in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). The initiation of a goodwill impairment test, outside the normal fourth quarter cycle, was triggered during the middle of the year as the Commercial Finance business experienced attrition of key personnel, including their President and CEO. The charge is primarily due to the impact of the decision by new management to exit certain low return product lines and assets classes which impacted future growth assumptions used to measure the fair value of the company plus a decline in forecasted factored sales volume.

Management’s Discussion and Analysis
GMAC LLC
Equity Interest in Capmark
On March 23, 2006, we closed on the sale of approximately 78 percent of our equity in Capmark for approximately $1.5 billion in cash. At the closing, Capmark also repaid us approximately $7.3 billion in intercompany loans, bringing the total cash proceeds from the sale to $8.8 billion.
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
Our net after-tax earnings in Capmark decreased 93% and 76% to $9 and $54 million for the third quarter and first nine months of 2006. The results for the third quarter were partially offset as Capmark recognized a number of losses associated with properties owned by a Capmark subsidiary. For the nine months ended September 30, 2006, earnings declined due to a loss recognized on the sale and a decline in the share of Capmark income recognized as we no longer fully consolidate the results of Capmark but instead reflect our approximate 22% equity interest.

Critical Accounting Estimates
We have identified critical accounting estimates that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to our financial condition, results of operations or cash flows under different conditions or using different assumptions.
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

Funding and Liquidity
Our liquidity and our ongoing profitability is, in large part, dependent upon our timely access to capital and the costs associated with raising funds in different segments of the capital markets. Over the past several years, our funding strategy has focused on the development of diversified funding sources across a global investor base, both public and private and, as appropriate, the extension of debt maturities. In addition, we maintain a large cash reserve ($14.1 billion at September 30, 2006), including certain marketable securities that can be utilized to meet our obligations in the event of any market disruption. During the quarter, we reduced our cash reserves from $22.7 billion at June 30, 2006, to $14.1 billion at September 30, 2006, reflecting our increased access to liquidity. From time to time, we repurchase previously issued debt as part of our cash and liquidity management strategy. In October 2006 we successfully completed a debt tender offer to retire $1 billion of deferred interest debentures, which will generate significant interest savings going forward. This multi-faceted strategy, combined with a continuous prefunding of requirements, is designed to enhance our ability to meet our obligations.
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

Management’s Discussion and Analysis
GMAC LLC
The following table summarizes our outstanding debt by funding source, excluding Capmark balances, for the periods indicated:

	Outstanding

	September 30,	December 31,
($ in millions)	2006	2005

Commercial paper	$1,328	$524
Institutional term debt	71,650	82,557
Retail debt programs	31,333	34,482
Secured financings	131,429	121,138
Bank loans, and other	14,110	15,704

Total debt (a)	249,850	254,405
Customer deposits (b)	10,119	6,855
Off-balance sheet securitizations (c)
Retail finance receivables	5,567	3,165
Wholesale loans	17,798	20,724
Mortgage loans	101,884	77,573

Total funding	385,218	362,722
Less: cash reserves (d)	(14,100)	(19,605)

Net funding	$371,118	$343,117

Leverage ratio covenant (e)	7.4:1	7.5:1

Funding Commitments ($ in billions)
Bank liquidity facilities (f)	$45.1	$44.1
Secured funding facilities (g)	$111.8	$115.5

(a)	Excludes fair value adjustment as described in Note 7 to the Condensed Consolidated Financial Statements.

(b)	Includes consumer and commercial bank deposits and dealer wholesale deposits.
(c)	Represents net funding from securitizations of retail and wholesale automotive receivables and mortgage loans accounted for as sales, further described in Note 8 to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K.
(d)	Includes $9.1 billion in cash and cash equivalents and $5.0 billion invested in marketable securities at September 30, 2006, and $15.4 billion and $4.2 billion at December 31, 2005, respectively.
(e)	As described in Note 7 to the Condensed Consolidated Financial Statements, our liquidity facilities and certain other funding facilities contain a leverage ratio covenant of 11.0:1, which excludes from debt certain securitization transactions that are accounted for on-balance sheet as secured financings (totaling $93,476 and $94,346 at September 30, 2006, and December 31, 2005, respectively). Our debt to equity ratio was 11.8:1 and 11.9:1, at September 30, 2006, and December 31, 2005, respectively, as determined by accounting principles generally accepted in the United States of America, which was the former basis for the leverage ratio covenant.

(f)	Represents both committed and uncommitted bank liquidity facilities. Refer to Note 7 to the Condensed Consolidated Financial Statements for details.

(g)	Represents committed secured funding facilities with third parties. Includes commitments with third-party asset-backed commercial paper conduits, as well as forward flow sale agreements with third parties securities, purchase commitments with third parties and repurchase facilities. Refer to Note 7 to the Condensed Consolidated Financial Statements for details.
In the second and third quarters of 2005, our unsecured debt ratings (excluding ResCap) were lowered to a non-investment grade rating by three of the four nationally recognized rating agencies that rate us (refer to the Credit Ratings section of this MD&A for further information). These downgrades were a continuation of a series of credit rating actions over the past few years caused by concerns as to the financial outlook of GM, including its overall market position in the automotive industry and its burdensome health care obligations, as well as the uncertainty surrounding the auto parts supplier Delphi Corporation and its impact on GM’s financial condition. As a result of these rating actions, our unsecured credit spreads widened to unprecedented levels in 2005. In anticipation of, and as a result of, these credit rating actions, we modified our diversified funding strategy to focus on secured funding and automotive whole loan sales. These funding sources are generally not directly affected by ratings on unsecured debt and therefore offer both stability in spread and access to the market. For the first nine months of 2006, approximately 94% of our U.S. Automotive volume was funded through a secured funding arrangement or automotive whole loan sale. The increased use of automotive whole loan sales is part of our migration to an “originate and sell” model for our U.S. automotive finance business. In the third quarter of 2006, we executed $1.8 billion in automotive whole loan sales.
In addition, through our banking activities in our mortgage and automotive operations, bank deposits (certificates of deposits and brokered deposits) have become an important funding source for us. We have also been able to diversify our unsecured funding through the

Management’s Discussion and Analysis
GMAC LLC
formation of ResCap. ResCap, an indirect wholly owned subsidiary, was formed as the holding company of our residential mortgage businesses and in the second quarter of 2005 successfully achieved an investment grade rating (separate from us). To date, ResCap has issued $12.2 billion in public and private unsecured debt and closed a $3.5 billion syndication of its bank facilities. The syndication, which closed in July 2005, consisted of a $1.75 billion syndicated term loan; an $875 million syndicated line of credit committed through July 2008 and an $875 million syndicated line of credit committed through July 2007. In the fourth quarter of 2005, ResCap filed a $12 billion shelf registration statement in order to offer senior and/or subordinated debt securities and has issued $7.2 billion in unsecured debt to date from this shelf. In May 2006 $1.7 billion was issued from this shelf which was comprised of two tranches, GBP 400 million and EUR 750 million. The proceeds from bond transactions were used to repay the intercompany subordinated note to us, thus providing additional liquidity.
As previously disclosed, on March 23, 2006, we completed the sale of 78% of our equity in GMAC Commercial Mortgage. Under the terms of the transaction, we received $8.8 billion at closing, which is comprised of sale proceeds and repayment of intercompany debt, thereby increasing our liquidity position and reducing the amount of funding required. Please refer to Note 1 to the Condensed Consolidated Financial Statements for further details.
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
With limited access to traditional unsecured funding sources, management will continue to diversify and expand our use of asset-backed funding, and we believe that our funding strategy will provide sufficient access to the capital markets to meet our short- and medium-term funding needs. Notwithstanding the foregoing, management believes that the current ratings situation and outlook increases the level of risk to our long-term ability to sustain the current level of asset originations. In an effort to mitigate this risk, on April 3, 2006, GM announced that it agreed to sell a 51 percent controlling interest in us to a consortium led by Cerberus Capital Management, which is expected to close in the fourth quarter of this year. In addition to continuing to enable us to support the sale of GM vehicles, the transaction is intended to support our strategic goal of a stable investment grade rating and profitable growth. In April 2006, in conjunction with the announcement of the sale of 51% of GMAC, we announced that we expected to arrange two asset-backed funding facilities totaling up to $25 billion which would support our ongoing business and enhance our liquidity position. Citigroup has committed $12.5 billion in aggregate to these two facilities. In August 2006, we closed on the first of the two asset backed funding facilities, a three year, $10 billion facility with a subsidiary of Citigroup. At this time, GMAC is continuing to review its options for a second asset-based facility, including the form of the facility, to enhance our overall liquidity position. The funding facilities are in addition to Citigroup’s initial equity investment in us. There can be no assurance that the sale transaction will be successful in achieving a stable investment grade rating and therefore we plan to maintain the current conservative funding strategy until risks to closing the transaction are reduced.
Credit Ratings
The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. This is particularly true for certain term debt institutional investors whose investment guidelines require investment grade term ratings and for short-term institutional investors (money markets in particular) whose investment guidelines require the two highest rating categories for short-term debt. Substantially all of our debt has been rated by nationally recognized statistical rating organizations. Concerns over the competitive and financial strength of GM, including how it will fund its health care liabilities and uncertainties at Delphi Corporation, have resulted in a series of credit rating actions, which commenced late in 2001. In the second and third quarters of 2005, Standard & Poor’s, Fitch and Moody’s downgraded our (excluding ResCap) senior debt to a non-investment grade rating with DBRS continuing to maintain an investment grade rating on our senior debt. As a result of GM’s announcement on October 17, 2005, that it was exploring the possible sale of a controlling interest in us to a strategic partner, the four rating agencies changed our review status to either evolving or developing. On March 16, 2006, Moody’s placed our senior unsecured ratings under review for a possible downgrade following GM’s announcement that it would delay filing its annual report on Form 10-K with the SEC. Following

Management’s Discussion and Analysis
GMAC LLC
the April 3, 2006 announcement by GM that it agreed to sell a 51 percent controlling interest in us, Fitch revised our rating watch status to Positive from Evolving, indicating that the ratings may be upgraded or maintained at current levels.
The following summarizes our current ratings, outlook and the date of last rating action by the respective nationally recognized rating agencies.

Rating	Commercial	Senior
Agency	Paper	Debt	Outlook	Date of Last Action

Fitch	B	BB	Positive	September 26, 2005 (a)
Moody’s	Not-Prime	Ba1	Possible downgrade	August 24, 2005 (b)
S&P	B-1	BB	Developing	May 5, 2005 (c)
DBRS	R-3	BBB (low)	Developing	August 2, 2005 (d)

(a)	Fitch downgraded our senior debt to BB from BB+, affirmed the commercial paper rating of B and on October 17, 2005, placed the ratings on Rating Watch Evolving and on April 3, 2006, changed the rating watch status to Positive.
(b)	Moody’s lowered our senior debt to Ba1 from Baa2, downgraded the commercial paper rating to Not-Prime from Prime-2 and on October 17, 2005, changed the review status of the long-term debt ratings to direction uncertain and on March 16, 2006, changed the review status of the senior debt ratings to possible downgrade.
(c)	Standard & Poor’s downgraded our senior debt to BB from BBB–, downgraded the commercial paper rating to B-1 from A-3 and on October 10, 2005, changed the outlook to CreditWatch with developing implications.
(d)	DBRS downgraded our senior debt to BBB (low) from BBB, downgraded the commercial paper rating to R-2 (low) from R-2 (middle), on October 11, 2005, placed the ratings under review with developing implications and affirmed the review status on October 17, 2005. On September 15, 2006, DBRS modified their short-term rating scale by changing the lowest investment-grade rating from R-2 (low) to R-3. As a result of this technical change, our rating was reclassified from R-2 (low) to R-3.
In addition, ResCap, our indirect wholly owned subsidiary, has investment grade ratings (separate from us) from the nationally recognized rating agencies. The following table summarizes ResCap’s current ratings, outlook and the date of the last rating or outlook change by the respective agency.

Rating	Commercial	Senior
Agency	Paper	Debt	Outlook	Date of Last Action

Fitch	F3	BBB–	Positive	September 26, 2005 (a)
Moody’s	P-3	Baa3	Possible downgrade	August 24, 2005 (b)
S&P	A-3	BBB–	Developing	June 9, 2005 (c)
DBRS	R-2 (middle)	BBB	Developing	June 9, 2005 (d)

(a)	Fitch downgraded the senior debt of ResCap to BBB– from BBB, downgraded the commercial paper rating to F3 from F2, and on October 17, 2005, placed the ratings on Rating Watch Evolving and on April 3, 2006, changed the rating watch status to Positive.
(b)	Moody’s downgraded the senior debt of ResCap to Baa3 from Baa2, downgraded the commercial paper rating to P3 from P2, on October 17, 2005, changed the review status of the long-term debt ratings to direction uncertain and on March 16, 2006, changed the review status of the senior debt ratings to possible downgrade.
(c)	Standard & Poor’s initial ratings for ResCap were assigned, and on October 10, 2005, S&P changed the outlook to CreditWatch with developing implications.
(d)	DBRS initial ratings for ResCap were assigned and on October 11, 2005, DBRS placed the ratings under review with developing implications and affirmed the review status on October 17, 2005.

Management’s Discussion and Analysis
GMAC LLC

Off-balance Sheet Arrangements
We use off-balance sheet entities as an integral part of our operating and funding activities. For further discussion of our use of off-balance sheet entities, refer to the Off-balance Sheet Arrangements section in our 2005 Annual Report on Form 10-K.
The following table, which excludes Capmark balances, summarizes assets carried off-balance sheet in these entities.

	September 30,	December 31,
($ in billions)	2006	2005

Securitization (a)
Retail finance receivables	$6.1	$6.0
Wholesale loans	18.5	21.4
Mortgage loans	105.3	79.4

Total securitization	129.9	106.8
Other off-balance sheet activities
Mortgage warehouse	0.6	0.6
Other mortgage	0.1	0.2

Total off-balance sheet activities	$130.6	$107.6

(a)	Includes only securitizations accounted for as sales under SFAS 140, as further described in Note 8 to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K.

Accounting and Reporting Developments
Statement of Position 05-1 — In September 2005 the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance contracts. SOP 05-1 defines an internal replacement and specifies the conditions that determine whether the replacement contract is substantially or unsubstantially changed from the replaced contract. An internal replacement determined to result in a substantially changed contract should be accounted for as an extinguishment of the replaced contract; unamortized deferred acquisition costs and unearned revenue liabilities of the replaced contract should no longer be deferred. An internal replacement determined to result in an unsubstantially changed contract should be accounted for as a continuation of the replaced asset. SOP 05-01 introduces the terms integrated and non-integrated contract features and specifies that non-integrated features do not change the base contract and are to be accounted for in a manner similar to a separately issued contract. Integrated features are evaluated in conjunction with the base contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Management is assessing the potential impact on our financial condition or results of operations.
Statement of Financial Accounting Standards No. 155 — In February 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 155 Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS 155). This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value on an instrument-by-instrument basis. The standard eliminates the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial instrument other than another derivative financial instrument. SFAS 155 also clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, as well as determines that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the fiscal year that begins after September 15, 2006. Adoption of SFAS 155 is not expected to have a material impact on our financial position or results of operation.
FASB Staff Position — FIN 46(R)-6 — In April 2006 the FASB issued FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R), which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation, are examined to determine the variability in applying FIN 46(R). The variability is used in applying FIN 46(R) to determine whether an entity is a variable interest entity, which interests are variable interests in the entity and who is the primary beneficiary of the variable interest entity. This statement is applied prospectively and is effective for all reporting periods after June 15, 2006. The guidance did not have a material impact on our consolidated financial position or results of operations.
FASB Interpretation No. 48 — In June 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which supplements Statement of Financial Accounting Standard No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if they are “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold

Management’s Discussion and Analysis
GMAC LLC
represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Management is assessing the potential impact on our financial condition or results of operations.
FASB Staff Position (FSP) No. 13-2 — In July 2006 the FASB issued FSP No. 13-2 Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction, (FSP 13-2), which amends SFAS No. 13, Accounting for Leases, by requiring lessors to recalculate the rate of return and periodic income allocation for leveraged-lease transactions when there is a change or projected change in the timing of income tax cash flows related to the lease. FSP 13-2 requires lessors to use the model in FIN 48 to determine the timing and amount of expected tax cash flows in leveraged-lease calculations and recalculations. FSP 13-2 is effective in the same period as FIN 48. At the date of adoption, the lessor is required to reassess projected income tax cash flows related to leveraged leases using the FIN 48 model for recognition and measurement. Revisions to the net investment in a leverage lease required when FSP 13-2 is adopted would be recorded as an adjustment to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle. Management is assessing the potential impact on our financial condition or results of operations.
SEC Staff Accounting Bulletin No. 108 — In September 2006 the SEC issued Staff Accounting Bulletin (SAB) No. 108 Quantifying Financial Misstatements, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. Management does not expect this guidance to have a material effect on our current process for assessing and quantifying financial statement misstatements.
SFAS No. 157 — In September 2006 the FASB issued SFAS No. 157 Fair Value Measurements, which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those years. The provisions of SFAS 157 should be applied prospectively. Management is assessing the potential impact on our financial condition and results of operations.
SFAS No. 158 — In September 2006 the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87 Employers’ Accounting for Pensions (SFAS No. 87), SFAS No. 88 Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (SFAS No. 88), SFAS No. 106 Employer’s Accounting for Postretirements Benefits Other Than Pensions (SFAS No. 106), and SFAS No. 132(R) Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003) (SFAS 132(R)). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. The asset or liability is the offset to other comprehensive income, consisting of previously unrecognized prior service costs and credits, actuarial gains or losses and transition obligations and assets. SFAS 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives for companies to make the measurement-date provisions. The recognition of asset and liability related to funded status provision is effective for fiscal years ending after December 15, 2006, and the change in measurement is effective for fiscal years ending after December 15, 2008. Management is assessing the potential impact on our financial condition and results of operations.

Consolidated Operating Results
The following section provides a discussion of our consolidated results of operations as displayed in the Condensed Consolidated Statement of Income. The individual business segment sections of this MD&A provide a further discussion of the operating results.
Revenues
Total financing revenue increased by $624 million and $1,547 million, respectively, in the third quarter and first nine months of 2006, compared to the same period of 2005, due to increases in auto financing revenue, operating lease income, and mortgage consumer

Management’s Discussion and Analysis
GMAC LLC
interest income. Auto financing revenue benefited from strong retail financing penetration and operating lease income benefited due to the growth in the operating lease portfolio. Mortgage consumer interest income benefited from mortgage originations which increased slightly to $51.5 billion in the third quarter from $51.3 billion in the prior period. These increases were partially offset by a decline in mortgage loans held for sale which declined due to the sale of Capmark. Subsequent to the sale of Capmark on March 23, 2006, we only recognize our approximately 22% equity interest versus a year ago when Capmark was wholly-owned and fully consolidated in our results.
Interest expense increased by $937 million and $2,267 million in the third quarter and first nine months of 2006, as compared with the same period in 2005. The increase is primarily a result of the negative impact of higher funding costs due to an increase in overall market interest rates. In addition, a portion of the increase is due to an unfavorable impact of $220 million related to our third-quarter debt tender offer to repurchase $1 billion of zero coupon bonds. The provision for credit losses increased for the third quarter of 2006 by $101 million primarily due to increases in provisions at both the Commercial Finance business and ResCap. This increase was partially offset by lower provisions in the auto finance business.
Insurance premiums and service revenue earned increased by 7% and 10% in the third quarter and first nine months of 2006, as compared with the same period in 2005. However, insurance premiums and service revenue written declined slightly for the third quarter and first nine months due to a lower volume of policies written in the extended service contract business due to lower penetration and GM retail vehicle sales.
Gains on sales of mortgage and automotive loans, net decreased due to lower margins resulting from competitive pricing pressures. Net loan servicing income decreased due to unfavorable mortgage servicing asset valuations resulting from lower long-term rates. The decline in net loan servicing was partially offset by an increase in servicing fees resulting from a higher volume of originations.
Investment income increased by $261 million and $161 million in the third quarter and first nine months of 2006, as compared to the same period of the prior year. The increase is primarily attributable to higher capital gains recognized during the period at our Insurance operations. The market value of the investment portfolio at our Insurance operations was $8.0 billion at September 30, 2006, compared to $7.8 billion at September 30, 2005. Gain on sale of equity investments increased by $411 million in the first nine months of 2006, as compared to the same period in the prior year. The increase is primarily due to the sale of our equity interest in a regional homebuilder during the second quarter of 2006.
Expenses
Noninterest expense increased by 18% and 11%, in the third quarter and first nine months of 2006, as compared to the same period in the prior year. Depreciation expense on operating lease assets increased during the third quarter and first nine months of 2006, as a result of higher average operating lease asset levels, as compared to the same period of 2005. In addition, noninterest expense was negatively impacted in the third quarter by non-cash goodwill and other intangible asset impairment charges of $840 million related to the Commercial Finance business. Part of the increase was offset by lower compensation and benefits expenses at Capmark which was fully consolidated in 2005 versus accounted for under the equity method starting in March 2006.

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
The words “anticipate,” “estimate,” “believe,” “expect,” “intend,” “may,” “plan,” “project,” “future” and “should” and any similar expressions are intended to identify forward-looking statements. Forward-looking statements involve a number of risks, uncertainties and other factors, including (but not limited to) the Risk Factors described in Item 1A of our 2005 Form 10-K, as updated in this Form 10-Q, and which may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K. Such factors include, among others, the following:

•	the ability of GM to complete the previously announced transaction with a strategic investor of a controlling interest in us while maintaining a significant stake in us, securing separate credit ratings and low cost funding to sustain growth for us and ResCap and maintaining the mutually beneficial relationship between us and GM;

•	changes in economic conditions, currency exchange rates, significant terrorist attacks or political instability in the major markets where we operate;

Management’s Discussion and Analysis
GMAC LLC

•	changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of our products, the cost thereof or applicable tax rates; and

•	the threat of terrorism, the outbreak or escalation of hostilities between the United States and any foreign power or territory and changes in international political conditions may continue to affect both the United States and the global economy and may increase other risks.

Controls and Procedures
GMAC LLC

Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Principal Executive Officer and our Principal Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on management’s evaluation, GMAC’s Principal Executive and Principal Financial Officer each concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
As previously disclosed in our Form 10-K for the year ended December 31, 2005, management had concluded that the disclosure controls and procedures related to certain mortgage loan operations of GMAC were not effective because of a material weakness in internal control over financial reporting with respect to the preparation, review, presentation and disclosure of the consolidated statement of cash flows.
Subsequently, during 2006, management implemented enhancements to our internal controls over financial reporting with respect to the consolidated statement of cash flows. For example, management is utilizing enhanced templates in the financial reporting process which provide more detailed information about cash flows and which facilitate identifying and isolating non-cash amounts. GMAC reporting units certify to the accuracy of cash flow data on a quarterly basis, and internal quarterly accounting reviews have been expanded to incorporate cash flow items. In addition, the disclosure process for testing for GAAP compliance has been revised to cover treatment of cash flows more thoroughly. Management has assessed the operating effectiveness of these enhanced internal controls and believe the material weakness has been remediated.
There were no other changes in GMAC’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Other Information
GMAC LLC

Legal Proceedings
We are subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against us. The following update supplements our Legal Proceedings section in our 2005 Annual Report on Form 10-K. Please refer to the Legal Proceedings section in our 2005 Annual Report on Form 10-K, as supplemented by our March 31 and June 30, 2006 Forms 10-Q, for additional information regarding the items noted below and other pending governmental proceedings, claims and legal actions.
In the previously reported bondholder class action, J&R Marketing et al. v. General Motors Corporation, et al., July 28, 2006, plaintiffs filed a Consolidated Amended Complaint. The amended complaint mainly differs from the initial complaint in that it asserts claims for GMAC debt securities purchased during a different time period (July 28, 2003 through November 9, 2005) and adds additional underwriter defendants. No determination has been made that the case may be maintained as a class action. The GM and GMAC defendants intend to vigorously defend this action.

Risk Factors
There have been no material changes to the Risk Factors section of our 2005 Annual Report on Form 10-K as supplemented by our March 31 and June 30, 2006 Forms 10-Q.
The following risk factors, which were disclosed in our 2005 Annual Report on Form 10-K and supplemented by our March 31 and June 30, 2006 Forms 10-Q have not materially changed since we filed these reports. Please refer to these reports for a complete discussion of these risk factors.
Risks Related to Our Controlling Member

•	GM has agreed to sell a controlling interest in us. There is a risk that the sale may not occur or, if it does occur, may not restore our investment grade rating or maintain ResCap’s investment grade rating.
Risks Related to Our Business

•	We have recently experienced a series of credit rating actions, resulting in the downgrade of our credit ratings to historically low levels. Any further reduction of our credit ratings or failure to restore our credit ratings to higher levels could have a material adverse effect on our business.

•	Our business requires substantial capital and, if we are unable to maintain adequate financing sources, our profitability and financial condition will suffer and jeopardize our ability to continue operations.

•	Our indebtedness and other obligations are significant and could materially adversely affect our business.

•	The profitability and financial condition of our operations are dependent upon the operations of our parent, General Motors.

•	We have substantial credit exposure to General Motors.

•	As a wholly owned subsidiary of GM, we are jointly and severally responsible with GM and its other subsidiaries for funding obligations under GM’s and its subsidiaries’ qualified U.S. defined benefit pension plans. Our financial condition and our ability to repay unsecured debt could be impaired if we were required to pay significant funding obligations for the GM plans.

•	We are exposed to credit risk which could affect our profitability and financial condition.

•	Our earnings may decrease because of increases or decreases in interest rates.

•	Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates and could affect our profitability and financial condition.

•	Our residential mortgage subsidiary’s ability to pay dividends and to prepay subordinated debt obligations to us is restricted by contractual arrangements.

•	A failure of or interruption in the communications and information systems on which we rely to conduct our business could adversely affect our revenues and profitability.

Other Information
GMAC LLC

•	We use estimates and assumptions in determining the fair value of certain of our assets, in determining our allowance for credit losses, in determining lease residual values and in determining our reserves for insurance losses and loss adjustment expenses. If our estimates or assumptions prove to be incorrect, our cash flow, profitability, financial condition and business prospects could be materially adversely affected.

•	Our business outside the United States exposes us to additional risks that may cause our revenues and profitability to decline.

•	Our business could be adversely affected by changes in currency exchange rates.

•	General business and economic conditions of the industries and geographic areas in which we operate affect our revenues, profitability and financial condition.

•	Our profitability and financial condition may be materially adversely affected by decreases in the residual value of off-lease vehicles.

•	Fluctuations in valuation of investment securities or significant fluctuations in investment market prices could negatively affect revenues.

•	Changes in existing U.S. government-sponsored mortgage programs, or disruptions in the secondary markets in the United States or in other countries in which our mortgage subsidiaries operate, could adversely affect the profitability and financial condition of our mortgage business.

•	We may be required to repurchase contracts and provide indemnification if we breach representations and warranties from our securitization and whole loan transactions, which could harm our profitability and financial condition.

•	Significant indemnification payments or contract, lease or loan repurchase activity of retail contracts or leases or mortgage loans could harm our profitability and financial condition.

•	A loss of contractual servicing rights could have a material adverse effect on our financial condition, liquidity and results of operations.

•	The regulatory environment in which we operate could have a material adverse effect on our business and earnings.

•	The worldwide financial services industry is highly competitive. If we are unable to compete successfully or if there is increased competition in the automotive financing, mortgage and/or insurance markets or generally in the markets for securitizations or asset sales, our margins could be materially adversely affected.

Other Information
None.

Exhibits
The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. Such Index is incorporated herein by reference.

Signatures
GMAC LLC
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 7th day of November, 2006.
GMAC LLC
(Registrant)
/s/ Sanjiv Khattri

Sanjiv Khattri
Executive Vice President and
Chief Financial Officer
/s/ Linda K. Zukauckas

Linda K. Zukauckas
Vice President and Corporate Controller

Index of Exhibits
GMAC LLC

Exhibit	Description	Method of Filing

2.1	Purchase and Sale Agreement by and among General Motors Corporation, General Motors Acceptance Corporation, GM Finance Co. Holdings Inc. and FIM Holdings LLC dated as of April 2, 2006	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of April 2, 2006 (File No. 1-3754); incorporated herein by reference.

3.1	Certificate of Formation of GMAC LLC dated July 20, 2006	Filed as Exhibit 3.1 to the Company’s Quarterly Report for the Period Ended June 30, 2006, on Form 10-Q (File No. 1-3754); incorporated herein by reference.

3.2	Certificate of Conversion to Limited Liability Company of General Motors Acceptance Corporation to GMAC LLC dated July 20, 2006	Filed as Exhibit 3.2 to the Company’s Quarterly Report for the Period Ended June 30, 2006, on Form 10-Q (File No. 1-3754); incorporated herein by reference.

3.3	Limited Liability Company Agreement of GMAC LLC dated July 21, 2006	Filed as Exhibit 3.3 to the Company’s Quarterly Report for the Period Ended June 30, 2006, on Form 10-Q (File No. 1-3754); incorporated herein by reference.

4.1	Form of Indenture dated as of July 1, 1982, between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115; incorporated herein by reference.

4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653; incorporated herein by reference.

4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236; incorporated herein by reference.

4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183; incorporated herein by reference.

4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705; incorporated herein by reference.

4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463; incorporated herein by reference.

4.2	Form of Indenture dated as of September 24, 1996, between the Company and The Chase Manhattan Bank, Trustee, relating to SmartNotes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023; incorporated herein by reference.

4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207; incorporated herein by reference.

4.2.2	Form of Second Supplemental Indenture dated as of June 20, 2006, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(2) to the Company’s Registration Statement No. 333-136021; incorporated herein by reference.

4.3	Form of Indenture dated as of October 15, 1985, between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 2-99057; incorporated herein by reference.

4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-4661; incorporated herein by reference.

Index of Exhibits
GMAC LLC

Exhibit	Description	Method of Filing

4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company’s Registration Statement No. 33-6717; incorporated herein by reference.

4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company’s Registration Statement No. 33-12059; incorporated herein by reference.

4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company’s Registration Statement No. 33-26057; incorporated herein by reference.

4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company’s Registration Statement No. 33-31596; incorporated herein by reference.

4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

4.3.7	Form of Seventh Supplemental Indenture dated as of June 15, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

4.4	Form of Indenture dated as of December 1, 1993, between the Company and Citibank, N.A., Trustee, relating to Medium-Term Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 33-51381; incorporated herein by reference.

4.4.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.4	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-59551; incorporated herein by reference.

10	Copy of agreement dated as of October 22, 2001, between General Motors Corporation and General Motors Acceptance Corporation.	Filed as Exhibit 10 to the Company’s current report on Form 8-K dated as of October 23, 2001 (File No. 1-3754); incorporated herein by reference.

12	Computation of ratio of earnings to fixed charges	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

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