Form 10-K
period 2006-12-31
GMAC LLC
filed 2007-03-13
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number: 1-3754

GMAC LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-0572512 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Aggregate market value of voting and non-voting common equity held by non-affiliates: Not applicable, as GMAC LLC has no publicly traded equity securities.

Documents incorporated by reference. None.

INDEX
GMAC LLC • Form 10-K

Explanatory Note
GMAC LLC • Form 10-K

GMAC LLC (referred to herein as GMAC, we, our or us) is restating our historical consolidated financial statements for the years ended December 31, 2005 and 2004, the Consolidated Statements of Income, Changes in Equity and Cash Flows for the year ended December 31, 2004, and other selected financial data as presented in Item 6 as of December 31, 2004 and for the years ended December 31, 2003 and 2002 and certain quarterly financial information included in Item 8. As discussed in our Form 8-K filed on February 16, 2007, this restatement relates to the accounting treatment for certain hedging transactions under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (SFAS 133). We are also correcting certain other out-of-period errors, which were deemed immaterial, individually and in the aggregate, in the periods in which they were originally recorded and identified. Because of this SFAS 133 restatement, we are correcting these amounts to record them in the proper period.

The following table sets forth a reconciliation of previously reported and restated net income for the periods shown. The restatement resulted in a $10 million decrease to retained earnings at January 1, 2002 from $10,815 million to $10,805 million.

	Net income for the year ended December 31,
($ in millions)	2005	2004	2003	2002

Previously reported net income	$2,394	$2,913	$2,793	$1,870
Elimination of hedge accounting related to certain debt instruments	(256)	(143)	(361)	553
Other, net	136	52	(153)	(82)

Total pre-tax	(120)	(91)	(514)	471
Related income tax effects	8	72	227	(138)

Restated net income	$2,282	$2,894	$2,506	$2,203

% change	(4.7)	(0.7)	(10.3)	17.8

For additional information relating to the effect of the restatement, refer to the following items:

Part II
Item 6 — Selected Financial Data
Item 7 — Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 7A — Quantitative and Qualitative Disclosure about Market Risk
Item 8 — Financial Statements and Supplementary Data
Item 9A — Controls and Procedures Part IV
Item 15 — Exhibits and Financial Statements Schedule

In light of the restatement, readers should not rely on our previously filed financial statements and other financial information for the periods after the January 1, 2001 adoption of SFAS 133.

Part I
GMAC LLC • Form 10-K

Item 1. Business

General
GMAC was founded in 1919 as a wholly owned subsidiary of General Motors Corporation (General Motors or GM). On November 30, 2006, GM sold a 51% interest in us for approximately $7.4 billion (the Sale Transactions) to FIM Holdings LLC (FIM Holdings). FIM Holdings is an investment consortium led by Cerberus FIM Investors, LLC (the sole managing member), and including Citigroup Inc., Aozora Bank Ltd., and a subsidiary of The PNC Financial Services Group, Inc.

Our Business
We are a leading independent global diversified financial services Company with approximately $287 billion of assets and operations in approximately 40 countries. We currently operate in the following lines of business — Automotive Finance, Mortgage (Residential Capital LLC or ResCap) and Insurance. The following table reflects the primary products and services offered by each of our lines of businesses.

Global Automotive Finance
We are one of the world’s largest automotive financing companies with operations in approximately 40 countries. Our automotive finance business extends automotive financing services primarily to franchised GM dealers and their customers through two reporting segments — North American Automotive Finance Operations and our International Automotive Finance Operations.

Through our Automotive Financing operations, we:

•	Provide consumer automotive financing products and services, including purchasing or originating, selling and securitizing automotive retail contracts and leases with retail customers primarily from GM and GM-affiliated dealers and performing service activities, such as collection and processing activities related to those contracts;

•	Provide automotive dealer financing products and services, including financing the purchases of new and used vehicles by dealers, making loans or extending revolving lending facilities for other purposes to dealers, selling and securitizing automotive dealer receivables and loans, and servicing and monitoring such financing;

•	Provide fleet financing to automotive dealers and others for the purchase of vehicles they lease or rent to others;

•	Provide full service individual leasing and fleet leasing products, including maintenance, fleet and accident management services, as well as fuel programs, short-term vehicle rental and title and licensing services; and

•	Hold a portfolio of automotive retail contracts, leases and automotive dealer finance receivables for investment, together with interests retained from our securitization activities.

GMAC LLC • Form 10-K

ResCap
We are a leading real estate finance company focused primarily on the residential real estate market. Our business activities include the origination, purchase, servicing, sale and securitization of residential mortgage loans.

Through our ResCap operations, we:

•	Originate, purchase, sell and securitize residential mortgage loans primarily in the United States, as well as internationally;

•	Provide primary and master servicing to investors in our residential mortgage loans and securitizations;

•	Provide collateralized lines of credit, which we refer to as warehouse lending facilities, to other originators of residential mortgage loans both in the United States and Mexico;

•	Hold a portfolio of residential mortgage loans for investment together with interests retained from our securitization activities;

•	Provide bundled real estate services, including real estate brokerage services, full service relocation services, mortgage closing services and settlement services; and

•	Provide specialty financing and equity capital to residential land developers and homebuilders, resort and time share developers and health care providers.

Insurance
We offer automobile service contracts, personal automobile insurance coverages (ranging from preferred to non-standard risk), selected commercial insurance coverages and other consumer products as well as provide certain reinsurance coverages.

Through our Insurance operations, we:

•	Provide automotive extended service and maintenance contracts through automobile dealerships, primarily GM dealers in the United States and Canada, and similar products outside the United States;

•	Provide automobile physical damage insurance and other insurance products to dealers in the U.S. and internationally;

•	Offer property and casualty reinsurance programs primarily to regional direct insurance companies in the U.S. and internationally;

•	Offer vehicle and home insurance in the U.S. and internationally through a number of distribution channels, including independent agents, affinity groups and the internet; and

•	Invest proceeds from premiums and other revenue sources in an investment portfolio from which payments are made as claims are settled.

Certain Regulatory Matters
We are subject to various regulatory, financial and other requirements of the jurisdictions in which our businesses operate. Following is a description of some of the primary regulations that affect our business.

International Banks and Finance Companies
Certain of our foreign subsidiaries operate in local markets as either banks or regulated finance companies and are subject to regulatory restrictions, including Financial Services Authority (FSA) requirements. These regulatory restrictions, among other things, require that our subsidiaries meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. As of December 31, 2006, compliance with these various regulations has not had a material adverse effect on our consolidated financial position, results of operations or cash flows. Total assets in regulated international banks and finance companies approximated $15.5 billion and $12.9 billion as of December 31, 2006 and 2005, respectively.

Depository Institutions
GMAC Bank, which provides services to both the Automotive Finance and ResCap operations, is licensed as an industrial bank pursuant to the laws of Utah and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC). GMAC is required to file periodic reports with the FDIC concerning its financial condition. Assets in GMAC Bank approximated $20.2 billion at December 31, 2006. As of December 31, 2005, certain depository institution assets were held at a Federal savings bank that was wholly-owned by ResCap. Effective November 22, 2006, substantially all of these federal savings bank assets and liabilities were transferred at book value to GMAC Bank. Total assets of these institutions at December 31, 2005, approximated $16.9 billion.

Furthermore, our Automotive Finance and ResCap operations have subsidiaries that are required to maintain regulatory capital requirements under agreements with Freddie Mac, Fannie Mae, Ginnie Mae, the Department of Housing and Urban Development, the Utah State Department of Financial Institutions and the Federal Deposit Insurance Corporation.

Insurance Companies
Our Insurance operations are subject to certain minimum aggregate capital requirements, restricted net asset and dividend restrictions under applicable state insurance laws and the rules and regulations promulgated by the Financial Services Authority in England, the Office of the Superintendent of Financial Institutions of Canada, the National Insurance and Bonding Commission of Mexico and the National Association of Securities Dealers. Under the various state insurance regulations, dividend distributions may be made only from statutory unassigned surplus, with approvals required from the state regulatory authorities for dividends in excess of certain statutory limitations.

As previously disclosed on a Form 8-K filed October 27, 2005, Securities and Exchange Commission (SEC) and federal grand jury subpoenas have been served on our entities in connection with industry-wide investigations into practices in the insurance industry relating to loss mitigation insurance products such as finite risk insurance. We are cooperating with the investigations.

GMAC LLC • Form 10-K

Other Regulations
Some of the other more significant regulations that GMAC is subject to include:

Privacy
The Gramm-Leach-Bliley Act imposes additional obligations on us to safeguard the information we maintain on our customers and permits customers to “opt-out” of information sharing with third parties. Regulations have been enacted by several agencies that may increase our obligations to safeguard information. In addition, several federal agencies are considering regulations that require more stringent “opt-out” notices or even require “opt-out” notices. Also, several states have enacted even more stringent privacy legislation. For example, California has passed legislation known as the California Financial Information Privacy Act and the California On-Line Privacy Protection Act. Both pieces of legislation became effective July 2004 and impose additional notification obligations on us that are not preempted by existing federal law. If a variety of inconsistent state privacy rules or requirements are enacted, our compliance costs could increase substantially.

Fair Credit Reporting Act
The Fair Credit Reporting Act provides a national legal standard for lenders to share information with affiliates and certain third parties and to provide firm offers of credit to consumers. In late 2003 the Fair and Accurate Credit Transactions Act was enacted, making this preemption of conflicting state and local laws permanent. The Fair Credit Reporting Act was also amended to place further restrictions on the use of information sharing between affiliates, to provide new disclosures to consumers when risk based pricing is used in the credit decision and to help protect consumers from identity theft. All of these new provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

Employees
We had 31,400 and 33,900 employees worldwide as of December 31, 2006 and 2005, respectively.

Additional Information
A description of our lines of business, along with the results of operations for each segment, industry and competition, and the products and services offered are contained in the individual business operations sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, which begins on page 16. Financial information related to reportable segments and geographic areas is provided in Note 22.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (and amendments to such reports) are available on our internet website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished with the SEC. These reports are available at www.gmacfs.com, under United States, Investor Relations, SEC Filings and Annual Review. These reports can also be found on the SEC website located at www.sec.gov.

Item 1A. Risk Factors
Because of the following factors, as well as other factors affecting our operating results and financial condition, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business
Rating agencies may downgrade their ratings for GMAC or ResCap in the future, which would adversely affect our ability to raise capital in the debt markets at attractive rates and increase the interest that we pay on our outstanding publicly traded notes, which could have a material adverse effect on our results of operations and financial condition.

Substantially all of our unsecured debt has been rated by four nationally recognized statistical rating organizations. Commencing late in 2001, concerns over the competitive and financial strength of GM, including whether it would experience a labor interruption and how it would fund its health care liabilities, resulted in a series of credit rating actions on our unsecured debt concurrent with a series of credit actions that downgraded the credit rating on GM’s debt. As a result, our unsecured borrowing spreads widened significantly over the past several years substantially reducing our access to the unsecured debt markets and impacting our overall cost of borrowing.

Future downgrades of our credit ratings would increase borrowing costs and further constrain our access to unsecured debt markets, including capital markets for retail debt, and as a result, would negatively affect our business. In addition, future downgrades of our credit ratings could increase the possibility of additional terms and conditions being added to any new or replacement financing arrangements, as well as impact elements of certain existing secured borrowing arrangements.

Our business requires substantial capital, and if we are unable to maintain adequate financing sources, our profitability and financial condition will suffer and jeopardize our ability to continue operations.

Our liquidity and ongoing profitability are, in large part, dependent upon our timely access to capital and the costs associated with raising funds in different segments of the capital markets. Currently, our primary sources of financing include public and private securitizations and whole loan sales. To a lesser extent, we also use institutional unsecured term debt, commercial paper and retail debt offerings. Reliance on any one source can change going forward.

We depend and will continue to depend on our ability to access diversified funding alternatives to meet future cash flow requirements and to continue to fund our operations. Negative credit events specific to us or our 49% owner, GM, or other events affecting the overall debt markets have adversely impacted our funding sources, and continued or additional negative events could further adversely impact our funding sources, especially over the long term. As an example, an insolvency event for GM would curtail our ability to utilize certain of our automotive wholesale loan

GMAC LLC • Form 10-K

securitization structures as a source of funding in the future. Furthermore, ResCap’s access to capital can be impacted by changes in the market value of its mortgage products and the willingness of market participants to provide liquidity for such products. If we are unable to maintain adequate financing or if other sources of capital are not available, we could be forced to suspend, curtail or reduce certain aspects of our operations, which could harm our revenues, profitability, financial condition and business prospects.

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

Within this Form 10-K, we have restated prior period financial information to eliminate hedge accounting treatment that had been applied to certain callable debt hedged with derivatives. As a result, it is possible that some of our lenders under certain of our liquidity facilities could claim that they are not obligated to honor their lending commitments. We believe that any such claim would not be sustainable. Renewal and revision of these facilities is imminent, which likely will eliminate the issue. There can be no assurance that we are correct in our assessments. If we are not, available funding under certain of our liquidity facilities could be adversely impacted.

Our indebtedness and other obligations are significant and could materially adversely affect our business.

We have a significant amount of indebtedness. As of December 31, 2006, we had approximately $237 billion in principal amount of indebtedness outstanding. Interest expense on our indebtedness constitutes approximately 67% of our total financing revenues. In addition, under the terms of our current indebtedness, we have the ability to create additional unsecured indebtedness. If our debt payments increase, whether due to the increased cost of existing indebtedness or the incurrence of additional indebtedness, we may be required to dedicate a significant portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, which would reduce the funds available for other purposes. Our indebtedness also could limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

The profitability and financial condition of our operations are dependent upon the operations of General Motors Corporation.

A significant portion of our customers are those of GM, GM dealers and GM related employees. As a result, various aspects of GM’s business, including changes in the production or sale of GM vehicles, the quality or resale value of GM vehicles, the use of GM marketing incentives and other factors impacting GM or its employees could significantly affect our profitability and financial condition.

We provide vehicle financing through purchases of retail automotive and lease contracts with retail customers of primarily GM dealers. We also finance the purchase of new and used vehicles by GM dealers through wholesale financing, extend other financing to GM dealers, provide fleet financing for GM dealers to buy vehicles they rent or lease to others, provide wholesale vehicle inventory insurance to GM dealers, provide automotive extended service contracts through GM dealers and offer other services to GM dealers. In 2006 our shares of GM retail sales and sales to dealers were 38% and 80%, respectively, in markets where GM operates. As a result, GM’s level of automobile production and sales directly impacts our financing and leasing volume, the premium revenue for wholesale vehicle inventory insurance, the volume of automotive extended service contracts and the profitability and financial condition of the GM dealers to whom we provide wholesale financing, term loans and fleet financing. In addition, the quality of GM vehicles affects our obligations under automotive extended service contracts relating to such vehicles. Further, the resale value of GM vehicles, which may be impacted by various factors relating to GM’s business such as brand image or the number of new GM vehicles produced, affects the remarketing proceeds we receive upon the sale of repossessed vehicles and off-lease vehicles at lease termination.

GM utilizes various rate, residual value and other financing incentives from time to time. The nature, timing and extent of GM’s use of incentives has a significant impact on our consumer automotive financing volume and our share of GM’s retail sales, which we refer to as our penetration level. For example, GM held a 72 hour promotion during July 2006 in which we offered retail contracts at 0% financing for 72 months. Primarily as a result of this promotion, we experienced a significant increase in our consumer automotive financing penetration levels during this period. GM has provided financial assistance and incentives to its franchised dealers through guarantees, agreements to repurchase inventory, equity investments and subsidies that assist dealers in making interest payments to financing sources. These financial assistance and incentive programs are provided at the option of GM, and they may be terminated in whole or in part at any time. While the financial assistance and incentives do not relieve the dealers from their obligations to us or their other financing sources, if GM were to reduce or terminate any of their financial assistance and incentive programs, the timing and amount of payments from GM franchised dealers to us may be adversely affected.

We have substantial credit exposure to General Motors Corporation.

We have entered into various operating and financing arrangements with GM. As a result of these arrangements, we have substantial credit exposure to GM. However, as part of the Sale Transactions, this credit exposure has been reduced due to the termination of various inter-company credit facilities. In addition, certain unsecured exposure to GM entities in the U.S. has been contractually capped at $1.5 billion (actual exposure of $749 million at December 31, 2006).

GMAC LLC • Form 10-K

As a marketing incentive GM may sponsor residual support programs as a way to lower customer’s monthly payments. Under residual support programs the contractual residual value is adjusted above GMAC’s standard residual rates. At lease origination, GM pays us the present value of the estimated amount of residual support it expects to owe at lease termination. When the lease terminates, GM makes a “true-up” payment to us if its estimated residual support payment was too low, and it still owes us money. Similarly, we make a “true-up” payment to GM if GM’s estimated residual payment was too high, and it overpaid GMAC. Additionally, under what we refer to as lease pull ahead programs, customers are encouraged to terminate leases early in conjunction with the acquisition of a new GM vehicle. As part of these programs, we waive the customer’s remaining payment obligation under the current lease, and under most programs, GM compensates us for the foregone revenue from the waived payments. Since these programs generally accelerate our remarketing of the vehicle, the re-sale proceeds are typically higher than otherwise would have been realized had the vehicle been remarketed at lease contract maturity. The reimbursement from GM for the foregone payments is, therefore, reduced by the amount of this benefit. GM makes estimated payments to us at the end of each month in which customers have pulled their leases ahead. As with residual support payments, these estimates are “trued up” once all the vehicles that could have been pulled ahead have terminated and been remarketed. To the extent that the original estimates were incorrect, GM or GMAC may be obligated to pay each other the difference, as appropriate under the lease pull-ahead programs. GM is also responsible for risk sharing on returned lease vehicles in the U.S. whose resale proceeds are below standard residual values (limited to a floor).

Historically GM has made all payments related to such programs and arrangements on a timely basis. However, if GM is unable to pay, fails to pay or is delayed in paying these amounts, our profitability, financial condition and cash flow could be adversely affected.

On October 8, 2005, Delphi Corporation, GM’s largest supplier, filed a petition for Chapter 11 proceedings under the United States Bankruptcy Code. In connection with the split-off of Delphi from GM in 1999, GM entered into contracts with certain unions to provide contingent benefit guarantees for limited pension and post retirement health care and life insurance benefits to certain former GM employees who transferred to Delphi in connection with the split-off. GM is contractually responsible for such payments to the extent Delphi fails to pay these benefits at required levels. Furthermore, there can be no assurance GM will be able to recover the full amount of any benefit guarantee payments as required by an indemnification arrangement between GM and Delphi, and any payment by Delphi may be significantly limited. Also, Delphi has significant financial obligations to GM. As a result of Delphi’s restructuring, Delphi’s obligation may be substantially compromised, which could have an adverse impact on GM.

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

We are also subject to risks from decreasing interest rates. For example, a significant decrease in interest rates could increase the rate at which mortgages are prepaid, which could require us to write down the value of our retained interests. Moreover, if prepayments are greater than expected, the cash we receive over the life of our mortgage loans held for investment and our retained interests would be reduced. Higher-than-expected prepayments could also reduce the value of our mortgage servicing rights and, to the extent the borrower does not refinance with us, the size of our servicing portfolio. Therefore, any such changes in interest rates could harm our revenues, profitability and financial condition.

Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates and could affect our profitability and financial condition, as could our failure to comply with hedge accounting principles and interpretations.

We employ various economic hedging strategies to mitigate the interest rate and prepayment risk inherent in many of our assets and liabilities. Our hedging strategies rely on assumptions and projections regarding our assets, liabilities and general market factors. If these assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates or prepayment speeds, we may experience volatility in our earnings that could adversely affect our profitability and financial condition.

In addition, hedge accounting in accordance with SFAS 133 requires the application of significant subjective judgments to a body of accounting concepts that is complex and for which the interpretations have continued to evolve within the accounting profession and amongst the standard-setting bodies. Within this Form 10-K, we have restated prior period financial information to eliminate hedge accounting treatment that had been applied to certain callable debt hedged with derivatives. As a result of this

GMAC LLC • Form 10-K

matter, we have also communicated in this Form 10-K that we have a material weakness in internal control over financial reporting with regard to the documentation and effectiveness assessment of derivatives used in such callable debt hedge strategies. As further described in Item 1B on page 11, we are in receipt of two comments from the SEC’s Division of Corporation Finance on our 2005 10-K and subsequent filings pertaining to specific aspects of our compliance with SFAS 133. We believe the ultimate resolution of these comments will not have a material affect on our consolidated financial statements presented herein. If, however, upon resolution of these comments the accounting treatment for these matters is determined to be different, it could have a significant impact to our financial condition and results of operations.

Our residential mortgage subsidiary’s ability to pay dividends to us is restricted by contractual arrangements.

On June 24, 2005, we entered into an operating agreement with GM and ResCap, the holding company for our residential mortgage business, to create separation between GM and ourselves, on the one hand, and ResCap, on the other. The operating agreement restricts ResCap’s ability to declare dividends or prepay subordinated indebtedness to us. As a result of these arrangements, ResCap has obtained investment grade credit ratings for its unsecured indebtedness that are separate from our ratings. This operating agreement was amended on November 27, 2006, and again on November 30, 2006, in conjunction with the Sale Transactions. Among other things, these amendments removed GM as a party to the agreement.

The restrictions contained in the ResCap operating agreement include the requirements that ResCap’s member’s equity be at least $6.5 billion for dividends to be paid. If ResCap is permitted to pay dividends pursuant to the previous sentence, the cumulative amount of such dividends may not exceed 50% of our cumulative net income (excluding payments for income taxes from our election for federal income tax purposes to be treated as a limited liability company), measured from July 1, 2005, at the time such dividend is paid. These restrictions will cease to be effective if ResCap’s member’s equity has been at least $12 billion as of the end of each of two consecutive fiscal quarters or if we cease to be the majority owner. In connection with the Sale Transactions, GM was released as a party to this operating agreement, but it remains in effect between ResCap and us. At December 31, 2006, ResCap had consolidated equity of approximately $7.7 billion.

A failure of or interruption in the communications and information systems on which we rely to conduct our business could adversely affect our revenues and profitability.

We rely heavily upon communications and information systems to conduct our business. Any failure or interruption of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer applications being received, slower processing of applications and reduced efficiency in servicing. The occurrence of any of these events could have a material adverse effect on our business.

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

We use estimates and various assumptions in determining the fair value of many of our assets, including retained interests and securitizations of loans and contracts, mortgage servicing rights and other investments, which do not have an established market value or are not publicly traded. We also use estimates and assumptions in determining our allowance for credit losses on our loan and contract portfolios, in determining the residual values of leased vehicles and in determining our reserves for insurance losses and loss adjustment expenses. It is difficult to determine the accuracy of our estimates and assumptions, and our actual experience may differ materially from these estimates and assumptions. As an example, the continued decline of the domestic housing market, especially with regard to the nonprime sector, has resulted in increases of the allowance for loan losses at ResCap for 2006. A material difference between our estimates and assumptions and our actual experience may adversely affect our cash flow, profitability, financial condition and business prospects.

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

GMAC LLC • Form 10-K

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

We are subject to credit risk resulting from defaults in payment or performance by customers for our contracts and loans, as well as contracts and loans that are securitized and in which we retain a residual interest. For example, the continued decline in the domestic housing market has resulted in an increase in delinquency rates related to mortgage loans that ResCap either holds or retains an interest in. There can be no assurances that our monitoring of our credit risk as it impacts the value of these assets and our efforts to mitigate credit risk through our risk-based pricing, appropriate underwriting policies and loss mitigation strategies are or will be sufficient to prevent an adverse effect on our profitability and financial condition. As part of the underwriting process, we rely heavily upon information supplied by third parties. If any of this information is intentionally or negligently misrepresented and the misrepresentation is not detected prior to completing the transaction, the credit risk associated with the transaction may be increased.

Recent developments in the residential mortgage market, especially in the nonprime sector, may adversely affect our revenues, profitability and financial condition

Recently, the residential mortgage market in the United States, and especially the nonprime sector, has experienced a variety of difficulties and changed economic conditions that adversely affected our earnings and financial condition in the fourth quarter of 2006. Delinquencies and losses with respect to ResCap’s nonprime mortgage loans increased significantly and may continue to increase. Housing prices in many states have also declined or stopped appreciating, after extended periods of significant appreciation. In addition, the liquidity provided to the nonprime sector has recently been significantly reduced, which will likely cause ResCap’s nonprime mortgage production to decline. These trends have resulted in significant writedowns to ResCap’s mortgage loans held for sale portfolio and additions to allowance for loan losses for its mortgage loans held for investment and warehouse lending receivables portfolios. The lack of liquidity may also have the effect of reducing the margin available to ResCap in its sales and securitizations of nonprime mortgage loans.

Another factor that may result in higher delinquency rates on mortgage loans is the scheduled increase in monthly payments on adjustable rate mortgage loans. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans. Borrowers seeking to avoid these increased monthly payments by refinancing their mortgage loans may no longer be able to fund available replacement loans at comparably low interest rates. A decline in housing prices may also leave borrowers with insufficient equity in their homes to permit them to refinance their loans or sell their homes. In addition, these mortgage loans may have prepayment premiums that inhibit refinancing.

Certain government regulators have observed these issues involving nonprime mortgages and have indicated an intention to review the mortgage loan programs. To the extent that regulators restrict the volume, terms and/or type of nonprime mortgage loan, the liquidity of our nonprime mortgage loan production and our profitability from nonprime mortgage loans could be negatively impacted. Such activity could also negatively impact our Warehouse Lending volumes and profitability.

The events surrounding the nonprime segment have forced certain originators to exit the market. Such activities may limit the volume of nonprime mortgage loans available for us to acquire and/or our Warehouse Lending volumes, which could negatively impact our profitability.

These events, alone or in combination, may contribute to higher delinquency rates, reduce origination volumes or reduce Warehouse Lending volumes at ResCap. These events could adversely affect our revenues, profitability and financial condition.

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

GMAC LLC • Form 10-K

•	An increase in automotive labor rates or parts prices could negatively affect the value of our automotive extended service contracts.

Our profitability and financial condition may be materially adversely affected by decreases in the residual value of off-lease vehicles.

Our expectation of the residual value of a vehicle subject to an automotive lease contract is a critical element used to determine the amount of the lease payments under the contract at the time the customer enters into it. As a result, to the extent the actual residual value of the vehicle, as reflected in the sales proceeds received upon remarketing, is less than the expected residual value for the vehicle at lease inception, we incur a loss on the lease transaction. General economic conditions, the supply of off-lease vehicles and new vehicle market prices heavily influence used vehicle prices and thus the actual residual value of off-lease vehicles. GM’s brand image, consumer preference for GM products and GM’s marketing programs that influence the new and used vehicle market for GM vehicles also influence lease residual values. In addition, our ability to efficiently process and effectively market off-lease vehicles impacts the disposal costs and proceeds realized from the vehicle sales. While GM provides support for lease residual values including through residual support programs, this support by GM does not in all cases entitle us to full reimbursement for the difference between the remarketing sales proceeds for off-lease vehicles and the residual value specified in the lease contract. Differences between the actual residual values realized on leased vehicles and our expectations of such values at contract inception could have a negative impact on our profitability and financial condition.

Fluctuations in valuation of investment securities or significant fluctuations in investment market prices could negatively affect revenues.

Investment market prices in general are subject to fluctuation. Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value that could negatively affect our revenues. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, national and international events and general market conditions.

Changes in existing U.S. government-sponsored mortgage programs, or disruptions in the secondary markets in the United States or in other countries in which our mortgage subsidiaries operate, could adversely affect the profitability and financial condition of our mortgage business.

The ability of ResCap to generate revenue through mortgage loan sales to institutional investors in the United States depends to a significant degree on programs administered by government-sponsored enterprises such as Fannie Mae, Freddie Mac, Ginnie Mae and others that facilitate the issuance of mortgage-backed securities in the secondary market. These government-sponsored enterprises play a powerful role in the residential mortgage industry and our mortgage subsidiaries have significant business relationships with them. Proposals are being considered in Congress and by various regulatory authorities that would affect the manner in which these government-sponsored enterprises conduct their business, including proposals to establish a new independent agency to regulate the government-sponsored enterprises, to require them to register their stock with the SEC, to reduce or limit certain business benefits they receive from the U.S. government and to limit the size of the mortgage loan portfolios they may hold. Any discontinuation of, or significant reduction in, the operation of these government-sponsored enterprises could adversely affect our revenues and profitability. Also, any significant adverse change in the level of activity in the secondary market, including declines in the institutional investors’ desire to invest in our mortgage products, could adversely affect our business.

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

GMAC LLC • Form 10-K

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

We are the servicer for all of the receivables we have originated and transferred to other parties in securitizations and whole loan sales of automotive receivables. Our mortgage subsidiaries service the mortgage loans we have securitized, and we service the majority of the mortgage loans we have sold in whole loan sales. In each case, we are paid a fee for our services, which fees in the aggregate constitute a substantial revenue stream for us. In each case, we are subject to the risk of termination under the circumstances specified in the applicable servicing provisions.

In most securitizations and whole loan sales, the owner of the receivables or mortgage loans will be entitled to declare a servicer default and terminate the servicer upon the occurrence of specified events. These events typically include a bankruptcy of the servicer, a material failure by the servicer to perform its obligations, and a failure by the servicer to turn over funds on the required basis. The termination of these servicing rights, were it to occur, could have a material adverse effect on our financial condition, liquidity and results of operations and those of our mortgage subsidiaries. For the year ended December 31, 2006, our consolidated mortgage servicing fee income was approximately $1.6 billion.

The regulatory environment in which we operate could have a material adverse effect on our business and earnings.

Our domestic operations may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions relating to supervision and regulation by state and federal authorities. Such regulation and supervision are primarily for the benefit and protection of our customers, not for the benefit of investors in our securities, and could limit our discretion in operating our business. Noncompliance with applicable statutes or regulations could result in the suspension or revocation of any license or registration at issue, as well as the imposition of civil fines and criminal penalties. In addition, changes in the accounting rules or their interpretation could have an adverse effect on our business and earnings.

Our operations are also heavily regulated in many jurisdictions outside the United States. For example, certain of our foreign subsidiaries operate either as a bank or a regulated finance company, and our insurance operations are subject to various requirements in the foreign markets in which we operate. The varying requirements of these jurisdictions may be inconsistent with U.S. rules and may materially adversely affect our business or limit necessary regulatory approvals, or if approvals are obtained, we may not be able to continue to comply with the terms of the approvals or applicable regulations. In addition, in many countries the regulations applicable to the financial services industry are uncertain and evolving, and it may be difficult for us to determine the exact regulatory requirements.

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

The markets for automotive and mortgage financing, insurance and reinsurance are highly competitive. The market for automotive financing has grown more competitive as more consumers are financing their vehicle purchases, primarily in North America and Europe. Our mortgage business faces significant competition from commercial banks, savings institutions, mortgage companies and other financial institutions. Our insurance business faces significant competition from insurance carriers, reinsurers, third-party administrators, brokers and other insurance-related companies. Many of our competitors have substantial positions nationally or in the markets in which they operate. Some of our competitors have lower cost structures, lower cost of capital and are less reliant on securitization and sale activities. We face significant competition in various areas, including product offerings, rates, pricing and fees, and customer service. If we are unable to compete effectively in the markets in which we operate, our profitability and financial condition could be negatively affected.

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

GMAC LLC • Form 10-K

a higher yield for — us or to automotive or mortgage securitizations or whole loans, could negatively affect our ability and that of our subsidiaries to price our securitizations and whole loan sales at attractive rates. The result would be lower proceeds from these activities and lower profits for our subsidiaries and us.

Item 1B. Unresolved Staff Comments
On February 16, 2007, we filed a Form 8-K, with respect to Item 4.02(a) “Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review”, announcing our intention to make adjustments related to our accounting for certain hedging activities under SFAS 133. As a result of these adjustments, the GMAC Audit Committee determined that our previously issued consolidated financial statements for periods after the January 1, 2001 adoption of SFAS 133 should no longer be relied upon. Following this announcement, we received a letter from the SEC’s Division of Corporation Finance on our 2005 10-K and subsequent filings. The letter, dated February 23, 2007, includes two comments pertaining to our hedging relationship testing methodologies and consideration of credit ratings in assessing hedge effectiveness for purposes of SFAS 133. We submitted our response to these comments to the SEC on March 12, 2007 and will continue to work to resolve these comments with the SEC staff. We believe the ultimate resolution of these comments will not have a material affect on our consolidated financial statements as presented herein. If, however, upon resolution of these comments the accounting treatment for these matters is determined to be different, it could have a significant impact to our financial condition and results of operations.

Item 2. Properties
Our primary executive and administrative offices are located in Detroit, Michigan, and comprise approximately 220,000 square feet pursuant to a lease agreement expiring in November 2016. In addition, we have corporate offices in New York, New York, comprising 18,000 square feet of office space under a lease that expires in July 2011.

The primary offices for our North American Automotive Finance operations are located in Detroit, Michigan, and are included in the totals referenced above. Our International Automotive Finance operations include leased space in over 30 countries totaling approximately 740,000 square feet. The largest countries include the United Kingdom and Germany with approximately 147,000 square feet and 120,000 square feet of office space under lease, respectively.

The primary offices for our U.S. Insurance operations are located in Southfield, Michigan; Maryland Heights, Missouri; and Winston-Salem, North Carolina. In Southfield, we lease approximately 76,000 square feet of office space under leases expiring in September 2008. Our Maryland Heights and Winston-Salem offices are approximately 136,000 square feet and 444,000 square feet, respectively, under leases expiring in September 2014. ABA Seguros, one of our insurance subsidiaries, leases approximately 435,000 square feet for offices throughout Mexico.

The primary offices for our ResCap operations are located in Horsham, Pennsylvania and Minneapolis, Minnesota. In Horsham, we lease approximately 427,000 square feet of office space expiring between April 2007 and April 2009. In April 2007 ResCap plans on moving from the Horsham facilities to a facility in Ft. Washington, Pennsylvania. In Ft. Washington, ResCap will be leasing 450,000 square feet of office space pursuant to a lease that expires in November 2019. The Horsham leases will be canceled by the landlord when the operations move into the Ft. Washington facility. In Minneapolis, we lease approximately 525,000 square feet of office space expiring between March 2013 and December 2013. ResCap also has significant leased offices in Costa Mesa, California (151,000 square feet) expiring in December 2013, Dallas, Texas (205,000 square feet) expiring in March 2015 and San Diego, California (90,000 square feet) expiring in March 2008. ResCap also owns a 155,000 square foot facility in Waterloo, Iowa.

In addition to the properties described above, we lease additional space throughout the United States and in the approximately 40 countries in which we operate, including additional facilities in Canada, Germany, the United Kingdom and the Netherlands. We believe that our facilities are adequate for us to conduct our present business activities.

Item 3. Legal Proceedings
We are subject to potential liability under various governmental proceedings, claims and legal actions that are pending or otherwise have been asserted against us.

We are named as defendants in a number of legal actions, and we are occasionally involved in governmental proceedings arising in connection with our respective businesses. Some of the pending actions purport to be class actions. We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for such claims. Based on information currently available, advice of counsel, available insurance coverage and established reserves, it is the opinion of management that the eventual outcome of the actions against us, including those described below, will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of legal matters, if unfavorable, may be material to our consolidated financial condition, results of operations or cash flows. Furthermore, any claim or legal action against GM that results in GM incurring significant liability could also have an adverse effect on our consolidated financial condition, results of operations or cash flows. For a discussion of pending cases against GM, refer to Item 3 in GM’s 2006 Annual Report on Form 10-K, filed separately with the SEC, which report is not deemed incorporated into any of our filings under the Securities Act of 1933, as amended (Securities Act) or the Securities Exchange Act of 1934, as amended (Exchange Act).

Pending legal proceedings, other than ordinary routine litigation incidental to the business, to which GMAC became, or was, a party

GMAC LLC • Form 10-K

during the year ended December 31, 2006, or subsequent thereto, but before the filing of this report are summarized as follows:

Shareholder Class Actions
On September 19, 2005, a purported class action complaint, Folksam Asset Management v. General Motors, et al., was filed in the U.S. District Court for the Southern District of New York, naming as defendants GM, GMAC, and GM Chairman and Chief Executive Officer G. Richard Wagoner, Jr.; Vice Chairman John Devine; Treasurer Walter G. Borst; and Chief Accounting Officer Peter Bible. Plaintiffs purported to bring the claim on behalf of purchasers of GM debt and/or equity securities during the period February 25, 2002, through March 16, 2005. The complaint alleges that defendants violated Section 10(b) and, with respect to the individual defendants, Section 20(a) of the Exchange Act. The complaint also alleges violations of Sections 11 and 12(a), and, with respect to the individual defendants, Section 15 of the Securities Act, in connection with certain registered debt offerings during the class period. In particular, the complaint alleges that GM’s cash flows during the class period were overstated based on the “reclassification” of certain cash items described in GM’s 2004 Form 10-K. The reclassification involves cash flows relating to the financing of GMAC wholesale receivables from dealers that resulted in no net cash receipts and GM’s decision to revise Consolidated Statements of Net Cash for the years ended 2002 and 2003. The complaint also alleges misrepresentations relating to forward-looking statements of GM’s 2005 earnings forecast that were later revised significantly downward. In October 2005 a similar suit, asserting claims under the Exchange Act based on substantially the same factual allegations, was filed and subsequently consolidated with the Folksam case, Galliani, et al. v. General Motors, et al. The consolidated suit was recaptioned as In re General Motors Securities Litigation. Under the terms of the Sale Transactions, GM is indemnifying GMAC in connection with these cases.

On November 18, 2005, plaintiffs in the Folksam case filed an amended complaint, which adds several additional investors as plaintiffs, extends the end of the class period to November 9, 2005, and names as additional defendants three current and one former member of GM’s audit committee, as well as independent accountants, Deloitte & Touche LLP. In addition to the claims asserted in the original complaint, the amended complaint adds a claim against defendants Wagoner and Devine for rescission of their bonuses and incentive compensation during the class period. It also includes further allegations regarding GM’s accounting for pension obligations, restatement of income for 2001, and financial results for the first and second quarters of 2005. Neither the original complaint nor the amended complaint specify the amount of damages sought and the defendants have no means to estimate damages the plaintiffs will seek based upon the limited information available in the complaint. On January 17, 2006, the court made provisional designations of lead plaintiff and lead counsel, which designations were made final on February 6, 2006. Plaintiffs subsequently filed a second amended complaint, which added various underwriters as defendants.

Plaintiffs filed a third amended securities complaint in In re General Motors Securities and Derivative Litigation on August 15, 2006 (certain shareholder derivative cases brought against GM were consolidated with In re General Motors Securities Litigation for coordinated or consolidated pretrial proceedings and the caption was modified). The amended complaint did not include claims against the underwriters previously named as defendants, alleged a proposed class period of April 13, 2000, through March 20, 2006, did not include the previously asserted claim for the rescission of incentive compensation against Mr. Wagoner and Mr. Devine, and contained additional factual allegations regarding GM’s restatements of financial information filed with its reports to the SEC. On October 13, 2006, the defendants filed a motion to dismiss the amended complaint in the shareholder class action litigation. This motion remains pending before the Court. On December 14, 2006, plaintiffs filed a motion for leave to file a fourth amended complaint in the event the Court grants the defendants’ motion to dismiss. The defendants will oppose this motion.

Motion for Consolidation and Transfer to the Eastern District of Michigan
On December 13, 2005, defendants in In re General Motors Securities Litigation (previously Folksam Asset Management v. General Motors, et al. and Galliani v. General Motors, et al.) and in certain other litigation against GM filed a Motion with the Judicial Panel on Multidistrict Litigation to transfer and consolidate those cases for pretrial proceedings in the United States District Court for the Eastern District of Michigan.

On January 5, 2006, the defendants submitted to the Judicial Panel on Multidistrict Litigation an Amended Motion seeking to add to their original Motion several other lawsuits pending against GM for consolidated pretrial proceedings in the United States District Court for the Eastern District of Michigan. On April 17, 2006, the Judicial Panel on Multidistrict Litigation entered an order transferring In re General Motors Securities Litigation to the U.S. District Court for the Eastern District of Michigan for coordinated or consolidated pretrial proceedings with several other lawsuits pending against GM. The case is now captioned In re General Motors Securities and Derivative Litigation.

Bondholder Class Actions
On November 29, 2005, Stanley Zielezienski filed a purported class action, Zielezienski, et al. v. General Motors, et al. The action was filed in the Circuit Court for Palm Beach County, Florida, against GM; GMAC; GM Chairman and Chief Executive Officer G. Richard Wagoner, Jr.; GMAC Chairman Eric A. Feldstein; and certain GM and GMAC officers, namely, William F. Muir, Linda K. Zukauckas, Richard J.S. Clout, John E. Gibson, W. Allen Reed, Walter G. Borst, John M. Devine and Gary L. Cowger. The action also names certain underwriters of GMAC debt securities as defendants. The complaint alleges that defendants violated Section 11 of the Securities Act, and with respect to all defendants except GM, Section 12(a)(2) of the Securities Act. The complaint also alleges that GM violated Section 15 of the Securities Act. In particular, the complaint alleges material misrepresentations in

GMAC LLC • Form 10-K

certain GMAC financial statements incorporated by reference with GMAC’s 2003 Form S-3 Registration Statement and Prospectus. More specifically, the complaint alleges material misrepresentations in connection with the offering for sale of GMAC SmartNotes in certain GMAC financial statements contained in GMAC’s Forms 10-Q for the quarterly periods ended in March 31, 2004, and June 30, 2004, and the Form 8-K which disclosed financial results for the quarterly period ended in September 30, 2004, were materially false and misleading as evidenced by GMAC’s 2005 restatement of these quarterly results. In December 2005 the plaintiff filed an amended complaint making substantially the same allegations as were in the previous filing with respect to additional debt securities issued by GMAC during the period April 23, 2004 — March 14, 2005, and adding approximately 60 additional underwriters as defendants. The complaint does not specify the amount of damages sought and the defendants have no means to estimate damages the plaintiffs will seek based upon the limited information available in the complaint. On January 6, 2006, defendants named in the original complaint removed this case to the U.S. District Court for the Southern District of Florida, and on April 3, 2006, that court transferred the case to the U.S. District Court for the Eastern District of Michigan.

On December 28, 2005, J&R Marketing, SEP, filed a purported class action, J&R Marketing, et al. v. General Motors Corporation, et al. The action was filed in the Circuit Court for Wayne County, Michigan, against GM; GMAC; GM Chairman and Chief Executive Officer G. Richard Wagoner, Jr.; GMAC Chairman Eric A. Feldstein; William F. Muir; Linda K. Zukauckas; Richard J.S. Clout; John E. Gibson; W. Allen Reed; Walter G. Borst; John M. Devine; Gary L. Cowger; and several underwriters of GMAC debt securities. Similar to the original complaint filed in the Zielezienski case described above, the complaint alleges claims under Sections 11, 12(a), and 15 of the Securities Act based on alleged material misrepresentations or omissions in the Registration Statements for GMAC SmartNotes purchased between September 30, 2003, and March 16, 2005, inclusive. The complaint alleges inadequate disclosure of GM’s financial condition and performance as well as issues arising from GMAC’s 2005 restatement of quarterly results for the three quarters ended September 30, 2005. The complaint does not specify the amount of damages sought and the defendants have no means to estimate damages the plaintiffs will seek based upon the limited information available in the complaint. On January 13, 2006, defendants removed this case to the U.S. District Court for the Eastern District of Michigan.

On February 17, 2006, Alex Mager filed a purported class action, Mager v. General Motors Corporation, et al. The action was filed in the U.S. District Court for the Eastern District of Michigan and is substantively identical to the J&R Marketing case described above. On February 24, 2006, J&R Marketing filed a motion to consolidate the Mager case with its case (discussed above) and for appointment as lead plaintiff and the appointment of lead counsel. On March 8, 2006, the court entered an order consolidating the two cases and subsequently consolidated those cases with the Zielezienski case described above. Lead plaintiffs’ counsel has been appointed, and on July 28, 2006, plaintiffs filed a Consolidated Amended Complaint, differing mainly from the initial complaints by asserting claims for GMAC debt securities purchased during a different time period, of July 28, 2003, through November 9, 2005, and added additional underwriter defendants. On August 28, 2006, the underwriter defendants were dismissed without prejudice.

On September 25, 2006, the GM and GMAC defendants filed a motion to dismiss the Consolidated Amended Complaint in these cases filed by J&R Marketing, Zielezienski and Mager. On February 27, 2007, the U.S. District Court for the Eastern District of Michigan issued an opinion granting Defendants’ motion to dismiss and dismissing Plaintiffs’ complaint in these consolidated cases. Under the terms of the Sale Transactions, GM is indemnifying GMAC in connection with these cases.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Part II
GMAC LLC • Form 10-K

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Prior to the Sale Transactions, GMAC was a wholly owned subsidiary of GM and, accordingly, there was no market for our common stock. We paid cash dividends to GM of $4.8 billion in 2006, $2.5 billion in 2005, and $1.5 billion in 2004.

Subsequent to the Sale Transactions, there continues to be no established trading market for our ownership interests as we are a privately held company. We have authorized and have outstanding common membership interests consisting of 51,000 Class A Membership Interests (Class A Interests) and 49,000 Class B Membership Interests (Class B Interests) (Class A Interests and Class B Interests are collectively referred to as our Common Equity Interests), which have equal rights and preferences in our assets. FIM Holdings owns all 51,000 Class A Interests (a 51% ownership interest in us) and GM, through a wholly-owned subsidiary of GM, owns all 49,000 Class B Interests (a 49% ownership interest in us). We have further authorized 2,110,000 Preferred Membership Interests (Preferred Interests). In connection with the Sale Transactions, FIM Holdings purchased 555,000 Preferred Interests for a cash purchase price of $500 million and GM and GM Preferred Finance Co. Holdings, Inc., a wholly-owned subsidiary of GM, purchased 1,555,000 Preferred Interests for a cash purchase price of $1.4 billion.

We have further authorized 5,820 Class C Membership Interests, which are deemed “profits interests” in GMAC. Class C Membership Interests may be issued from time to time pursuant to the GMAC Management LLC Class C Membership Interest Plan. No Class C Membership Interests have been granted to management as of December 31, 2006.

We are required to make quarterly distributions to holders of the Preferred Interests. Distributions will be made in cash on a pro rata basis no later than the tenth business day following the delivery of the quarterly financial statements by GMAC. Distributions are issued in units of $1,000 and will accrue yield during each fiscal quarter at a rate of 10% per annum. Our Board of Managers (Board) may reduce any distribution to the extent required to avoid a reduction of the equity capital of GMAC below a minimum amount of equity capital equal to the net book value of GMAC as of November 30, 2006 (determined in accordance with GAAP). In addition, our Board may suspend the payment of distributions with respect to any one or more fiscal quarters with majority members’ consent. If distributions are not made with respect to any fiscal quarter, the distributions will be non-cumulative and will be reduced to zero. If the accrued yield of GMAC’s Preferred Interests for any fiscal quarter is fully paid to the preferred holders, then the excess of the net financial book income of GMAC in any fiscal quarter over the amount of yield distributed to the holders of our preferred equity interests in such fiscal quarter, will be distributed to the holders of our common equity interests (Class A and Class B Membership Interests) as follows: at least 40% of the excess will be paid for fiscal quarters ending prior to December 31, 2008, and at least 70% of the excess will be paid for fiscal quarters ending after December 31, 2008. In this event, distribution priorities are to common equity interest holders first, up to the agreed upon amounts, and then ratably to Class A, Class B and Class C Membership Interest holders based on the total interest of each such holder.

GMAC LLC • Form 10-K

Item 6. Selected Financial Data
The selected financial data set forth in this Item 6 have been restated to reflect corrections of errors in our consolidated financial statements and other financial information. The nature of the restatement and the effect on the financial statement line items are more fully described in Notes 1 and 24 of the Notes to the Consolidated Financial Statements.

As of or for the year ended December 31,		Restated
($ in millions)	2006	2005	2004	2003	2002

Total financing revenue and other income (a)	$35,723	$33,267	$30,193	$27,592	$24,460
Interest expense	(15,560)	(13,106)	(9,659)	(7,948)	(6,299)
Provision for credit losses	(2,000)	(1,074)	(1,953)	(1,721)	(2,153)

Total net financing revenue and other income	18,163	19,087	18,581	17,923	16,008
Goodwill and other intangible assets impairment (b)	(840)	(712)	—	—	—
Noninterest expense	(15,095)	(14,896)	(14,325)	(14,053)	(12,596)

Income before income tax expense	2,228	3,479	4,256	3,870	3,412
Income tax expense (c)	(103)	(1,197)	(1,362)	(1,364)	(1,209)

Net income	$2,125	$2,282	$2,894	$2,506	$2,203
Dividends paid to GM (d)	$9,739	$2,500	$1,500	$1,000	$400
Total assets	$287,439	$320,557	$324,042	$288,019	$227,724
Total debt	$236,985	$254,698	$268,997	$238,760	$182,777
Preferred Interests (e)	$2,195	$—	$—	$—	$—
Equity	$14,369	$21,685	$22,436	$20,273	$18,152

(a)	Amount includes realized capital gains of $1.1 billion and $327 for the periods ended December 31, 2006 and 2005, respectively. The 2006 increase is primarily related to the rebalancing of our investment portfolio at our Insurance operations, which occurred during the fourth quarter.
(b)	Relates to goodwill and other intangible asset impairments taken at our Commercial Finance Group operating segment (in 2006 and 2005) and our former commercial mortgage operations (in 2005).
(c)	Effective November 28, 2006, GMAC, along with certain U.S. subsidiaries, converted to a limited liability corporation (LLC) and became a pass-through entity for U.S. federal income tax purposes. Due to our change in tax status, a net deferred tax liability of $791 was eliminated through income tax expense upon conversion to an LLC.
(d)	Amount includes cash dividends of $4.8 billion and non-cash dividends of $4.9 billion in 2006. During the fourth quarter of 2006 in connection with the Sale Transactions, GMAC made $7.8 billion of dividends to GM which was comprised of the following (i) a cash dividend of $2.7 billion representing a one-time distribution to GM primarily to reflect the increase in GMAC’s equity resulting from the elimination of a portion of our net deferred tax liabilities arising from the conversion of GMAC and certain of our subsidiaries to a limited liability company, (ii) certain assets with respect to automotive leases owned by GMAC and its affiliates having a net book value of approximately $4.0 billion and related deferred tax liabilities of $1.8 billion, (iii) certain Michigan properties with a carrying value of approximately $1.2 billion to GM, (iv) intercompany receivables from GM related to tax attributes of $1.1 billion, (v) net contingent tax assets of $491 and (vi) other miscellaneous transactions.
(e)	Represents the redemption value of the preferred interests issued in November 2006 and held by GM and a wholly owned subsidiary of GM of $1,555 and FIM Holdings of $555, related accrued dividends of $21 and redemption premium in excess of face value of $64.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appear elsewhere in this Annual Report.

Restatement of Previously Issued Consolidated Financial Statements
As discussed in Notes 1 and 24 to the Consolidated Financial Statements, we are restating our historical Consolidated Balance Sheet as of December 31, 2005 and Consolidated Statements of Income, Changes in Equity and Cash Flows for the two years then ended. This restatement relates to the accounting treatment for certain hedging transactions under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (SFAS 133). We are also correcting certain other out-of-period errors, which were deemed immaterial, individually and in the aggregate, in the years in which they were originally recorded and identified. These items relate to transactions involving certain transfers of financial assets, valuations of certain financial instruments, amortization of unearned income of certain products, income taxes and other inconsequential items. Because of this derivative restatement, we are correcting these amounts to record them in the proper period.

The following table sets forth a reconciliation of previously reported and restated net income for the annual periods shown. The restatement increased January 1, 2004 retained earnings to $14,114 million from $14,078 million. The increase of $36 million was comprised of a $55 million increase related to the elimination of a hedge accounting related to certain debt instruments and a decrease of $16 related to other immaterial items.

	Net income for the year ended December 31,

($ in millions)	2005	2004

Previously reported net income	$2,394	$2,913
Elimination of hedge accounting related to certain debt instruments	(256)	(143)
Other, net	136	52

Total pre-tax	(120)	(91)
Related income tax effects	8	72

Restated net income	$2,282	$2,894

% change	(4.7)	(0.7)

As a result of a recent review of our hedge documentation for certain fair value hedges, management concluded that such documentation and hedge effectiveness assessment methodologies related to particular hedges of callable fixed rate debt instruments funding our North American Automotive Finance operations did not satisfy the requirements of SFAS 133. One of the requirements of SFAS 133 is that hedge accounting is appropriate only for those hedging relationships for which a company has a sufficiently documented expectation that such relationships will be highly effective in achieving offsetting changes in fair values or cash flows attributable to the risk being hedged at the inception of the hedging relationship. To determine whether transactions continue to satisfy this requirement, companies must periodically assess and document the effectiveness of hedging relationships both prospectively and retrospectively.

Management determined that hedge accounting treatment should not have been applied to these hedging relationships. As a result, we should not have recorded any adjustments on the debt instruments included in the hedging relationships related to changes in fair value due to movements in the designated benchmark interest rate. Accordingly, we have restated our Consolidated Financial Statements for the years ended December 31, 2005 and 2004 from the amounts previously reported to remove such recorded adjustments on these debt instruments from our reported interest expense during the affected years. The elimination of hedge accounting treatment introduces increased funding cost volatility in our restated results. The changes in the fair value of fixed rate debt previously recorded were affected by changes in the designated benchmark interest rate (LIBOR). Prior to the restatement, adjustments to record increases in the value of this debt occurred in periods when interest rates declined, and adjustments to record decreases in value were made in periods when interest rates rose. As a result, changes in the benchmark interest rates caused volatility in the debt’s fair value adjustments that were recognized in our historical earnings, which were mitigated by the changes in the

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

value of the interest rate swaps in the hedge relationships. The interest rate swaps which economically hedge these debt instruments continue to be recorded at fair value with changes in fair value recorded in earnings.

The accompanying MD&A considers the effects of this restatement described above and described in Notes 1 and 24 to our Consolidated Financial Statements.

Background
GMAC is a leading global financial services firm with approximately $287 billion of assets and operations in approximately 40 countries. Founded in 1919 as a wholly owned subsidiary of General Motors Corporation, GMAC was originally established to provide GM dealers with the automotive financing necessary for the dealers to acquire and maintain vehicle inventories and to provide retail customers the means by which to finance vehicle purchases through GM dealers.

On November 30, 2006, GM sold a 51% interest in us for approximately $7.4 billion (the Sale Transactions) to FIM Holdings LLC (FIM Holdings). FIM Holdings is an investment consortium led by Cerberus FIM Investors, LLC, the sole managing member and also including, Citigroup Inc., Aozora Bank Ltd., and a subsidiary of The PNC Financial Services Group, Inc. During the first quarter of 2007, under the terms of the purchase and sale agreement between FIM Holdings and GM, a final purchase price settlement is required to the extent that GMAC’s equity upon the November 30, 2006 closing of the sale transaction differed from a specified level. As a result, we expect to receive a common equity injection from GM of approximately $1 billion, based on these final settlement provisions.

Our products and services have expanded beyond automotive financing as we currently operate in the following lines of business — Automotive Finance, ResCap and Insurance. The following table summarizes the operations of each line of business for the periods ended December 31, 2006, 2005 and 2004. Operating results for each of the lines of business are more fully described in the MD&A sections that follow.

		2005	2004	2006-2005	2005-2004
Year ended December 31, ($ in millions)	2006	(Restated)	(Restated)	% change	% change

Net financing revenue and other income
Automotive Finance	$9,133	$8,888	$9,321	3	(5)
ResCap	2,984	4,234	3,878	(30)	9
Insurance	5,616	4,259	3,983	32	7
Other	430	1,706	1,399	(75)	22

Net income (loss)
Automotive Finance	$1,174	$880	$1,341	33	(34)
ResCap	705	1,021	904	(31)	13
Insurance	1,127	417	329	170	27
Other	(881)	(36)	320	n/m	(111)

n/m	= not meaningful

•	Our Automotive Finance operations offer a wide range of financial services and products (directly and indirectly) to retail automotive consumers, automotive dealerships and other commercial businesses. Our Automotive Finance operations are comprised of two separate reporting segments — North American Automotive Finance Operations and International Automotive Finance Operations. The products and services offered by our Automotive Finance operations include the purchase of retail installment sales contracts and leases, offering of term loans, dealer floor plan financing and other lines of credit to dealers, fleet leasing and vehicle remarketing services. While most of our operations focus on prime automotive financing to and through GM or GM affiliated dealers, our Nuvell operation, which is part of our North American Automotive Finance Operations, focuses on nonprime automotive financing to GM-affiliated and non-GM dealers. Our Nuvell operation also provides private-label automotive financing. In addition, our Automotive Financing operations utilize asset securitization and whole loan sales as a critical component of our diversified funding strategy. The Funding and Liquidity and the Off-Balance Sheet Arrangements sections of this MD&A provide additional information about the securitization and whole loan sale activities of our Automotive Finance operations.

•	Our ResCap operations involve the origination, purchase, servicing, sale and securitization of consumer (i.e., residential) and mortgage loans and mortgage-related products (e.g., real estate services). Typically, mortgage loans are originated and sold to investors in the secondary market, including securitization transactions in which the assets are legally sold but are accounted for as secured financings. In March 2005 we transferred ownership of GMAC Residential and GMAC-RFC to a newly formed wholly owned subsidiary holding company, ResCap. For additional information, please refer to ResCap’s Annual Report on Form 10-K for the period ended December 31, 2006, filed separately with the SEC, which report is

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

not deemed incorporated into any of our filings under the Securities Act or the Exchange Act.

As part of this transfer of ownership, certain agreements were put in place between ResCap and us that restrict ResCap’s ability to declare dividends or prepay subordinated indebtedness owed to us. While we believe the restructuring of these operations and the agreements between ResCap and us allow ResCap to access more attractive sources of capital, the agreements inhibit our ability to return funds for dividends and debt payments.

•	Our Insurance operations offer automobile service contracts and underwrite personal automobile insurance coverage (ranging from preferred to non-standard risks) and selected commercial insurance and reinsurance coverage. We are a leading provider of automotive extended service contracts with mechanical breakdown and maintenance coverages. Our automotive extended service contracts offer vehicle owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle warranty. We underwrite and market non-standard, standard and preferred risk physical damage and liability insurance coverages for passenger automobiles, motorcycles, recreational vehicles and commercial automobiles through independent agency, direct response and internet channels. Additionally, we market private-label insurance through a long-term agency relationship with Homesite Insurance, a national provider of home insurance products. We provide commercial insurance, primarily covering dealers’ wholesale vehicle inventory, and reinsurance products. Internationally, ABA Seguros provides certain commercial business insurance exclusively in Mexico.

•	Other operations consists of our Commercial Finance Group, an equity investment in Capmark (our former commercial mortgage operations), certain corporate activities, and reclassifications and elimination between the reporting segments.

Consolidated Results of Operations

The following table summarizes our consolidated operating results for the periods indicated. Refer to the operating segment sections for a more complete discussion of operating results by line of business.

		2005	2004	2006-2005	2005-2004
Year ended December 31, ($ in millions)	2006	(Restated)	(Restated)	% change	% change

Revenue
Total financing revenue	$23,103	$21,312	$20,325	8	5
Interest expense	(15,560)	(13,106)	(9,659)	19	36
Provision for credit losses	(2,000)	(1,074)	(1,953)	86	(45)

Net financing revenue	5,543	7,132	8,713	(22)	(18)
Net loan servicing income	770	922	678	(16)	36
Insurance premiums and service revenue	4,183	3,762	3,528	11	7
Investment income	2,143	1,216	845	76	44
Gains on sale of equity method investment	411	—	—	n/m
Other income	5,113	6,055	4,817	(16)	26

Total net financing revenue and other income	18,163	19,087	18,581	(5)	3
Depreciation expense on operating leases	(5,341)	(5,244)	(4,828)	2	9
Insurance losses and loss adjustment expenses	(2,420)	(2,355)	(2,371)	3	(1)
Impairment of goodwill and other intangible assets	(840)	(712)	—	18	—
Other expense	(7,334)	(7,297)	(7,126)	1	2

Income before income tax expense	2,228	3,479	4,256	(36)	(18)
Income tax expense	(103)	(1,197)	(1,362)	(91)	(12)

Net income	$2,125	$2,282	$2,894	(7)	(21)

n/m=not meaningful

2006 Compared to 2005
We earned $2.1 billion in 2006, down 7% from earnings of $2.3 billion in 2005. This reflects record earnings in the insurance business and continued growth in Automotive Finance that provided earnings support for our ResCap business, which was adversely affected by a decline in the residential housing market and deterioration in the nonprime securitization market in the U.S. Net income includes a one-time tax benefit of $791 million in the fourth quarter of 2006 from our conversion of GMAC and several of our domestic subsidiaries to an LLC in connection with the November sale of a controlling investment in GMAC and non-cash after-tax goodwill and intangible asset impairment charges of $695 million in the third quarter of 2006 related to our Commercial Finance business.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Total financing revenue increased by 8% in 2006 compared to 2005. Consumer revenue increased 5% due to growth in the consumer mortgage loan portfolio as well as increases in the mortgage loan yields, driven by an increase in mortgage rates during 2006. Commercial revenue increased 16% primarily due to higher market interest rates as the majority of the commercial lending and mortgage lending portfolio is of a floating rate nature. Operating lease revenue rose 10% due to an increase in the average size of our operating lease portfolio, despite the transfer of operating lease assets to GM during November 2006.

Interest expense increased by 19%, consistent with the overall increase in market interest rates during the year, but also reflective of the widening of our corporate credit spreads, based on our credit rating. The provision for credit losses increased 86% as compared to 2005. The increase was primarily the result of higher loss severity trends at ResCap, which is attributable to general economic conditions including slower home price appreciation, and deterioration in nonprime credit performance (including increases in nonprime delinquencies).

Insurance premiums and service revenue earned increased by 11% compared to 2005. This increase was driven by the extended service contract line primarily due to premiums and revenue from a higher volume of contracts written in prior years. Growth in domestic consumer products was primarily related to the acquisition of MEEMIC Insurance Services Corporation (MEEMIC), a consumer products business that offers automobile and homeowners insurance in the Midwest, which was partially offset by a decline in its existing business due to a competitive environment.

Investment income increased 76% compared to 2005. The increase was primarily attributable to higher realized capital gains of approximately $900 million, as well as increased interest and dividend income due to higher average portfolio balances throughout the majority of the year from our Insurance business. The increased capital gains result primarily from the rebalancing of the investment portfolio in the fourth quarter, reducing the level of equity holdings from about 30 percent of the portfolio to less than 10 percent, reducing the level of investment leverage and freeing up capital for growth and dividends.

Gains on sale of equity method investment primarily represented the sale of ResCap’s equity investment during the second quarter of 2006 in a regional homebuilder which resulted in a gain of $415 million ($259 million after-tax). Other income decreased 16% compared to 2005 as a result of a decrease in our net loan servicing income, primarily as a result of servicing asset valuation adjustments related to our ResCap operations as well as decreases in net income as a result of our sale of approximately 79% of the former commercial mortgage business during the first quarter.

Insurance losses and loss adjustment expenses increased 3% compared to 2005. The increase was primarily driven by the acquisition of MEEMIC and growth in the domestic assumed reinsurance and international consumer products businesses. This increase was partially offset by favorable loss trends experienced in the domestic and international extended service contract product lines.

Impairment of goodwill and other intangible assets increased 18% compared to 2005, as a result of higher impairment charges recorded by our Commercial Finance Group. During the 2006 year, we were able to contain our other expenses, which remained relatively flat, as compared to 2005.

Income tax expense was $103 million for 2006, compared to $1.2 billion in 2005. The change was primarily a result of our conversion to an LLC during 2006, which resulted in an income tax benefit of $791 million.

2005 Compared to 2004
We earned $2.3 billion in 2005, down $0.6 billion from record earnings of $2.9 billion in 2004. Earnings included non-cash goodwill impairment charges of $439 million (after-tax), which were recognized in the fourth quarter of 2005. The charges related predominately to our Commercial Finance Group and primarily to the goodwill recognized in connection with the 1999 acquisition of the majority of the business. Excluding these impairment charges, we earned $2.7 billion in 2005. Earnings were driven by record results in our mortgage and insurance operations. Strong earnings were achieved despite a difficult environment that included higher market interest rates, a series of credit rating actions and the significant impact of Hurricane Katrina.

Total financing revenue increased by 5% primarily due to increases in commercial interest income, operating lease income and revenue from mortgages held for sale. The increase in commercial revenue was primarily the result of higher market interest rates as the majority of the portfolio is floating rate. Operating lease revenue increased due to growth in the size of the leasing portfolio of approximately 20% compared to 2004. Revenues associated with loans held for sale also increased due to an increase in mortgage production.

Interest expense increased by 36%, consistent with the overall increase in market interest rates during the year, but also reflective of the widening of our corporate credit spreads, as a result of credit rating actions taking during and before 2005. The provision for credit losses decreased by 45% as compared to 2004, despite the impact of loss reserves recorded in the third quarter of 2005 related to accounts impacted by Hurricane Katrina. The decrease in provision for credit losses was attributable to both our Automotive Finance and ResCap operations. The decrease in provision at our Automotive Finance operations was due to a combination of lower consumer asset levels due to an increase in whole loan sales, improved loss performance on retail contracts and improved performance on the non-automotive commercial portfolio. Lower provision for credit losses at ResCap was primarily due to favorable loss severity and frequency of loss, as compared to previous estimates, primarily as a result of the effects of home price appreciation. Insurance premiums and service revenue earned increased by 7% as a result of contract growth across the major product lines (domestic and international).

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Investment and other income increased by 44% and 26%, respectively, as compared to 2004. The increase was primarily due to interest income from cash and investments in U.S. Treasury securities, the favorable impact on the valuation of retained securitization interests at ResCap, higher investment income at our former commercial mortgage business and higher capital gains at our Insurance operations.

Depreciation on operating lease assets increased 9% as a result of higher average operating lease asset levels as compared to 2004. In addition, other expense was slightly higher mainly due to increased compensation and benefits expense primarily at our ResCap operations, consistent with the increase in loan production and higher supplemental compensation resulting from increased profitability. Insurance losses and loss adjustment expenses and other operating expenses were relatively stable as compared to 2004.

Net income was also negatively impacted by non-cash goodwill impairment charges of $712 million, which were recognized in the fourth quarter of 2005. The charges related predominately to our Commercial Finance Group and primarily to the goodwill recognized in connection with the 1999 acquisition of the majority of this business.

Our effective tax rate was 34.4%, consistent with the 32.0% rate experienced in 2004.

Outlook
The closing of the Sale Transactions has resulted in a new strategic direction, transforming us from primarily a captive operation into an independent, globally-diversified financial services company. We now have formalized long-term operating agreements with GM, but also have a greater opportunity to leverage existing dealer relationships to expand our presence in non-GM dealer networks. This is expected to provide us with opportunities for an increasingly diversified revenue stream. The sale also created a strengthened capital position with required capital infusions by GM and FIM Holdings, which are expected to provide additional resources for further growth. We have new and expanded funding facilities based on our improved credit profile. Our overall outlook for 2007 is positive with the global automotive finance and insurance business expected to continue to post profits. We further expect the real estate finance business to continue to weaken with declining home sales and mortgage originations, while we seek to increase U.S. market share and pursue growth opportunities worldwide. The following summarizes the key business issues for our operations in 2007:

•	Automotive Finance — In 2007 we expect higher interest rates, higher energy prices, and a weakening housing market could exert pressure on our consumer automotive finance customers resulting in continuing further deterioration in credit performance compared to 2006. We also expect credit performance in our commercial portfolios could worsen in 2007 as more dealers experience financial distress as a result of declining profitability, which is directly correlated with deterioration in GM’s U.S. market share. Such pressure on GM sales also adversely impacts our volumes.

We actively manage our credit risk and believe that as of December 31, 2006, we are adequately reserved for potential losses incurred in the portfolios. However, a negative change in economic factors (particularly in the U.S. economy) could adversely impact our future earnings. As many of our credit exposures are collateralized by vehicles, the severity of losses is particularly sensitive to a decline in used vehicle prices, which can also adversely effect residual values in our lease portfolio. In addition, the overall frequency of losses would be negatively influenced by deterioration in macro-economic factors, which, in addition to those noted above, include higher unemployment rates and bankruptcy filings (both consumer and commercial).

•	ResCap — In 2007 if the domestic market economics conditions persist, the unfavorable impacts on our residential mortgage operations may continue. These domestic economic conditions include declining home appreciation and, in some areas, a decline in home prices, a significant deterioration in the nonprime securitization market, and a significant increase in nonprime delinquencies. The economic conditions will result in our residential mortgage operations having lower net interest margin, higher provision for loan losses, lower gain on sale margins and loan production, real estate investment impairments and reduced gains on dispositions of real estate acquired through foreclosure.

We are exposed to valuation and credit risk on the portfolio of residential mortgage loans held for sale and held for investment, as well as on the interests retained from our securitization activities of these asset classes. In addition, we are exposed to credit risk in our asset-based lending business. Credit losses in our consumer portfolio are influenced by general business and economic conditions of the industries and countries in which we operate. We actively manage our credit risk and believe that as of December 31, 2006, we are adequately reserved for potential losses incurred in the portfolios. However, a negative change in economic factors (particularly in the U.S. economy) could adversely impact our 2007 earnings. As many of our credit exposures are collateralized by homes, the severity of losses is particularly sensitive to a decline in residential home prices. In addition, the overall frequency of losses would be negatively influenced by an increase in macro-economic factors, such as unemployment rates and bankruptcy filings.

•	Insurance — In 2007 we expect to have positive underwriting results and a stable investment portfolio. We will continue to aggressively pursue growth in both the domestic and international markets in all product lines through examining viable organic growth initiatives and strategic acquisitions.

Our extended service product line will face pressures from GM’s recent announcement that it was extending its powertrain warranty in the United States and Canada across its entire new and used car and light-duty truck lineup. Although challenging, we expect to mitigate the impact through the offerings of alternative products to the retail customer. We are also

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

dependent on new vehicle market sales and vehicle quality. Our domestic consumer products continue to expect a competitive pricing environment in 2007 with higher loss costs expected in the industry due to medical and repair cost inflation. Extraordinary weather conditions can have a large impact on underwriting results in our consumer and automobile dealership physical damage products. We mitigate our potential loss exposure through active management of claim settlement activities and believe we are adequately reserved for unpaid losses and loss adjustment expenses at December 31, 2006.

We expect to have a more stable earnings stream from our investment portfolio due to a higher allocation in fixed income securities. Through the recent review of our portfolio, we sold a significant portion of our equity securities to monetize the high level of unrealized capital gains, which had grown considerably in recent years due to strong market performance, and to reduce our exposure to the inherently volatile equity markets from just over 30% to under 10%. The performance of our portfolio is dependent on the investment market prices and underlying factors.

•	Funding and liquidity — Our ability to fund our Automotive Finance and ResCap operations is a key component of our profitability. Over the past several years, prior to the Sale Transactions in November 2006, we have experienced a series of negative credit rating actions, resulting in the downgrade of our credit ratings to below investment grade. The negative actions were primarily due to concerns regarding the financial outlook of GM related to its overall market position in the automotive industry. As a result, our unsecured borrowing spreads have widened significantly, impacting our overall cost of borrowings, as well as reducing our net financing margins. Since the Sale Transactions our spreads have narrowed, although challenges in the U.S. residential mortgage market have widened ResCap spreads recently. Despite these challenges, we have continued to meet funding demands and maintain a strong liquidity profile by shifting to more secured sources of funding and whole loan sales. In 2007 management expects to continue to focus efforts on utilizing secured sources and whole loan sales to fund our automotive operations, issuing unsecured debt on an opportunistic basis to complement our secured funding sources. Refer to the Funding and Liquidity section in this MD&A for further discussion.

Automotive Finance Operations

Results of Operations
The following table summarizes the operating results of our Automotive Finance operations for the periods indicated. The amounts presented are before the elimination of balances and transactions with our other operating segments and include eliminations of balances and transactions among our North American Operations and International operating segments.

		2005	2004	2006-2005	2005-2004
Year ended December 31, ($ in millions)	2006	(Restated)	(Restated)	% change	% change

Revenue
Consumer	$5,681	$6,549	$6,796	(13)	(4)
Commercial	1,602	1,431	1,362	12	5
Operating leases	7,734	7,022	6,567	10	7

Total automotive financing revenue	15,017	15,002	14,725	—	2
Interest expense	(9,002)	(9,223)	(7,285)	(2)	27
Provision for credit losses	(511)	(415)	(959)	23	(57)

Net automotive financing revenue	5,504	5,364	6,481	3	(17)
Net loan servicing income	270	122	58	121	110
Net gains on sales	537	455	530	18	(14)
Investment income	481	237	194	103	22
Other income	2,341	2,710	2,058	(14)	32

Total net automotive financing revenue and other income	9,133	8,888	9,321	3	(5)
Depreciation expense on operating leases	(5,328)	(5,235)	(4,822)	2	9
Other noninterest expense	(2,748)	(2,356)	(2,641)	17	(11)
Income tax benefit (expense)	117	(417)	(517)	(128)	(19)

Net income	$1,174	$880	$1,341	33	(34)

Total assets	$153,410	$192,424	$223,541	(20)	(14)

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

2006 Compared to 2005
Automotive Finance operations net income increased 33% during the 2006 year. Net income was positively impacted by $383 million related to the write-off of certain net deferred tax liabilities as part of our conversion to an LLC during November 2006. Results for 2006 include the earnings impact of $1 billion debt tender offer to repurchase certain deferred interest debentures, which resulted in an after-tax unfavorable impact of $135 million during the third quarter. Absent the impact of the tender offer and the write-off of certain deferred taxes, Automotive Finance net income in 2006 was $46 million higher than in 2005.

Total automotive financing revenue was relatively flat in 2006, compared to the prior year, as lower consumer revenue was offset by higher commercial and operating lease revenues in the North American operations. The decrease in consumer revenue was consistent with the reduction in consumer asset levels as a result of continued whole loan sale activity. Consumer automotive finance receivables declined by approximately $10.4 billion, or 15%, since December 31, 2005. The size of our commercial finance receivable portfolio was relatively consistent with 2005. Commercial revenue increased approximately 12% year over year as a result of higher earning rates on the portfolio from an increase in market interest rates in 2006. Operating lease revenue and related depreciation expense increased 10% and 2%, respectively, year over year consistent with the higher average size of the operating lease portfolio. The increase in the average portfolio is reflective of continued strong lease volumes in North American operations and higher average customer balances.

Interest expense decreased 2% compared to 2005. When excluding the unfavorable pretax impact of the debt tender offer of approximately $225 million, interest expense decreased approximately 5%. This decline in interest was mainly due to the decrease in our debt balance, which was partially offset by higher market interest rates.

The provision for credit losses increased in comparison to the prior year, which is largely a result of a deterioration in the credit performance of the consumer portfolio in North America, as a result of increased loss frequency and severity. Refer to the Credit Risk discussion within this Automotive Finance Operations section of the MD&A for further discussion.

Our servicing fee income increased 121% compared to 2005. This increase was primarily related to the increase in our average serviced asset base. Investment income increased in 2006, as compared to 2005. The increase is largely a result of higher short-term interest rates and asset balances in 2006 versus 2005. In addition, noninterest expenses increased in comparison with 2005 levels due to an overall decline in operating lease remarketing results because of a softening in used vehicle prices and an overall decrease in lease termination volume.

Total income tax expense declined by $534 million in 2006, as compared to 2005, primarily due to our conversion to an LLC. A decline in pre-tax income for the year, lower Canadian corporate and provincial tax rates and the elimination of the Large Corporation Tax in Canada during the second quarter also contributed to the decline.

Prior to the Sale Transactions, we distributed to GM certain assets with respect to automotive leases owned by us and our affiliates having a net book value of $4.0 billion and related deferred tax liabilities of $1.8 billion. The distribution consisted of $12.6 billion of U.S. operating lease assets, $1.5 billion of restricted cash and miscellaneous assets and a $10.1 billion note payable.

2005 Compared to 2004
Automotive Finance operations net income was $880 million, a decrease of 34% in comparison to 2004. Income decreased primarily due to lower net interest margins as a result of higher borrowing costs. The decline in net interest margins was partially offset by lower consumer credit provisions, primarily as a result of lower asset levels and improved credit performance. Net income from International operations remained strong at $408 million in 2005, as compared to $415 million earned in 2004, despite a decrease in net interest margins.

Total automotive financing revenue increased 2% as compared to 2004. The commercial portfolio benefited from an increase in market interest rates as the majority of the portfolio is of a floating rate nature. Operating lease revenue increased year over year as the size of the operating lease portfolio increased by approximately 20% since December 2004. The increase in the portfolio is reflective of GM’s shift of some marketing incentives to consumer leases from retail contracts late in 2004.

Our provision for losses decreased 57% as compared to the 2004 year. This decrease resulted from a combination of lower consumer asset levels primarily due to an increase in whole loan sales, improved loss performance on retail contracts.

The increase in interest expense of $1.9 billion is consistent with the overall increase in market interest rates during the year, but also reflective of the widening of our corporate credit spreads as we experienced a series of credit rating actions over the past few years. The impact of the increased spreads will continue to affect results, as our lower cost debt matures, leaving debt borrowed at higher spreads on the books. Refer to the Funding and Liquidity section of this MD&A for further discussion.

Our servicing fee income increased 110% compared to 2004, due to an increase in whole loan sales activity.

Industry and Competition
The consumer automotive finance market is one of the largest consumer finance segments in the United States. The industry is generally segmented according to the type of vehicle sold (new versus used) and the buyer’s credit characteristics (prime, nonprime or sub-prime). In 2006 and 2005 we purchased or originated

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

$60.7 billion and $58.4 billion, respectively, of consumer automotive retail or lease contracts.

The consumer automotive finance business is largely dependent on new vehicle sales volumes, manufacturers’ promotions and the overall macroeconomic environment. Competition tends to intensify when vehicle production decreases. Because of our relationship with GM, our penetration of GM volumes generally increases when GM uses subvented financing rates as a part of its promotion program. In conjunction with the Sale Transaction GM has agreed to continue to provide vehicle financing and leasing incentives exclusively through us for a 10 year period.

The consumer automotive finance business is highly competitive. We face intense competition from large suppliers of consumer automotive finance, which include captive automotive finance companies, large national banks and consumer finance companies. In addition, we face competition from smaller suppliers, including regional banks, savings and loans associations and specialized providers, such as local credit unions. Some of our larger competitors have access to significant capital and resources. Smaller suppliers often have a dominant position in a specific region or niche segment, such as used vehicle finance or nonprime customers.

Commercial financing competitors are primarily comprised of other manufacturer’s affiliated finance companies, independent commercial finance companies and national and regional banks. Refer to Risk Factors in Item 1A for further discussion.

Consumer Automotive Financing
We provide two basic types of financing for new and used vehicles: retail automotive contracts and automotive lease contracts. In most cases, we purchase retail contracts and leases for new and used vehicles from GM-affiliated dealers when the vehicles are purchased by consumers. In a number of markets outside the United States, we are a direct lender to the consumer. Our consumer automotive financing operations generate revenue through finance charges or lease payments and fees paid by customers on the retail contracts and leases. In connection with lease contracts, we also recognize a gain or loss on the remarketing of the vehicle. For purposes of discussion in this section of the MD&A, the loans related to our automotive lending activities are referred to as retail contracts. The following discussion centers on our operations in the United States, which are generally reflective of our global business practices; however, certain countries have unique statutory or regulatory requirements that impact business practices. The effects of such requirements are not significant to our consolidated financial condition, results of operations or cash flows.

The amount we pay a dealer for a retail contract is based on the negotiated purchase price of the vehicle and any other products, such as extended service contracts, less any vehicle trade-in value and any down payment from the consumer. Under the retail contract, the consumer is obligated to make payments in an amount equal to the purchase price of the vehicle (less any trade-in or down payment) plus finance charges at a rate negotiated between the consumer and the dealer. In addition, the consumer is also responsible for charges related to past due payments. When we purchase the contract, it is normal business practice for the dealer to retain some portion of the finance charge as income for the dealership, such that some of the finance charges the consumer pays to us and the remainder is paid to the dealer. Our agreements with dealers place a limit on the amount of the finance charges they are entitled to retain. While we do not own the vehicles we finance through retail contracts, we hold a perfected security interest in those vehicles.

With respect to consumer leasing, we purchase leases (and the associated vehicles) from dealerships. The purchase prices of the consumer leases are based on the negotiated price for the vehicle, less any vehicle trade-in and down payment from the consumer. Under the lease, the consumer is obligated to make payments in amounts equal to the amount by which the negotiated purchase price of the vehicle (less any trade-in value and any down payment) exceeds the projected residual value (including rate support) of the vehicle at lease termination, plus lease charges. The consumer is also responsible for charges for past due payments, excess mileage and excessive wear and tear. When the lease contract is entered into, we estimate the residual value of the leased vehicle at lease termination. We base our determination of the projected residual values on a guide published by an independent publisher of vehicle residual values, which is stated as a percentage of the manufacturer’s suggested retail price. These projected values may be upwardly adjusted as a marketing incentive, if GM or GMAC considers an above-market residual appropriate to encourage consumers to lease vehicles or for a low mileage lease program. Our standard leasing plan, SmartLease, requires a monthly payment by the consumer. We also offer an alternative leasing plan, SmartLease Plus, which requires one up-front payment of all lease amounts at the time the consumer takes possession of the vehicle.

In addition to the SmartLease plans, we offer the SmartBuy plan through dealerships to consumers. SmartBuy combines certain features of a lease contract with those of a traditional retail contract. Under the SmartBuy plan, the customer pays regular monthly payments that are generally lower than would otherwise be owed under a traditional retail contract. At the end of the contract, the customer has several options, including keeping the vehicle by making a final balloon payment or returning the vehicle to us and paying a disposal fee plus any applicable excess wear and excess mileage charges. Unlike a lease contract, during the course of the SmartBuy contract the customer owns the vehicle, and we hold a perfected security interest in the vehicle.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

With respect to all financed vehicles, whether subject to a retail contract or a lease contract, we require that property damage insurance be maintained by the consumer. In addition, on lease contracts we require that bodily injury and comprehensive and collision insurance be maintained by the consumer.

Consumer automotive finance retail revenue accounted for $5.7 billion, $6.5 billion and $6.8 billion of our revenue in 2006, 2005 and 2004, respectively.

The following table summarizes our new vehicle consumer financing volume and our share of GM retail sales:

	GMAC volume			Share of GM retail sales
Year ended December 31, (units in thousands)	2006	2005	2004	2006	2005	2004
GM vehicles
North America
Retail contracts	973	984	1,396	29%	27%	36%
Leases	624	574	489	19%	15%	13%
Total North America	1,597	1,558	1,885	48%	42%	49%
International (retail contracts and leases)	533	527	534	24%	26%	30%
Total GM units financed	2,130	2,085	2,419	38%	36%	43%
Non-GM units financed	68	72	74
Total consumer automotive financing volume	2,198	2,157	2,493

Our consumer automotive financing volume and penetration levels are significantly impacted by the nature, timing and extent of GM’s use of rate, residual and other financing incentives for marketing purposes on consumer retail automotive contracts and leases. Our penetration levels were higher in 2006 than what was experienced in 2005, primarily as a result of a GM marketing program run in July, the 72-hour sale, which offered consumers special rate financing on retail contracts for up to 72 months. Conversely, GM’s Employee Discount for Everyone marketing program, which was introduced in June 2005 and ran through September 2005, had a negative impact on our penetration levels in 2005. Although GM benefited from an increase in sales, our penetration levels decreased, as the program did not provide consumers with additional incentives to finance with us. Our International operations’ consumer penetration levels declined, primarily as a result of a reduction in GM incentives on new vehicles, as well as the inclusion of GM vehicle sales in China in the penetration calculation, where we commenced operations in late 2004.

GM Marketing Incentives
GM may elect to sponsor incentive programs (on both retail contracts and leases) by supporting financing rates below the standard market rates at which we purchase retail contracts. Such marketing incentives are also referred to as rate support or subvention. When GM utilizes these marketing incentives, it pays us at contract inception the present value of the difference between the customer rate and our standard rates, which we defer and recognize as a yield adjustment over the life of the contract.

GM may also provide incentives, referred to as residual support, on leases. As previously mentioned, we bear a portion of the risk of loss to the extent the value of a leased vehicle upon remarketing is below the projected residual value of the vehicle at the time the lease contract is signed. However, these projected values may be upwardly adjusted as a marketing incentive, if GM considers an above-market residual appropriate to encourage consumers to lease vehicles. Such residual support by GM results in a lower monthly lease payment by the consumer. GM reimburses us to the extent remarketing sales proceeds are less than the residual value set forth in the lease contract. In addition to GM residual support, in some cases, GMAC may provide residual support on leases to further encourage consumers to lease certain vehicles.

In addition to the residual support arrangement, GM shares in residual risk on all off-lease vehicles sold at auction. Specifically, we and GM share a portion of the loss when resale proceeds fall below the standard residual values on vehicles sold at auction. GM reimburses us for a portion of the difference between proceeds and the standard residual value (up to a specified limit).

Under what we refer to as pull ahead programs, consumers are encouraged to terminate leases early in conjunction with the acquisition of a new GM vehicle. As part of these programs, we waive the customer’s remaining payment obligation, and under most programs, GM compensates us for the foregone revenue from the waived payments. Additionally, since these programs generally accelerate our remarketing of the vehicle, the sale proceeds are typically higher than otherwise would have been realized had the vehicle been remarketed at lease contract maturity. The reimbursement from GM for the foregone payments is, therefore, reduced by the amount of this benefit.

In connection with the sale, we amended our risk sharing agreement with GM. The new agreement will apply to new lease contracts entered into after November 30, 2006. GM is responsible for risk sharing on returned lease vehicles in the U.S. and Canada whose resale proceeds are below standard residual values (limited to a floor). GM will also pay us a quarterly leasing payment in

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

connection with the agreement beginning in the first quarter of 2009 and ending in the fourth quarter of 2014.

Additionally, we entered into an exclusivity agreement with GM where U.S. vehicle financing and leasing incentives will be offered only through us for a period of 10 years. In connection with our right to use the “GMAC” name and for the exclusivity related to special financing and leasing incentives, we will pay GM an annual fee of $75 million. We will have the right to prepay these exclusivity fees to GM at any time.

The following table summarizes the percentage of our annual retail contracts and lease volume that includes GM-sponsored rate and residual incentives.

Year ended December 31,	2006	2005	2004

North America	90%	78%	63%
International	49%	53%	58%

Consumer Credit Approval
Before purchasing a retail contract or lease from the dealer, we perform a credit review based on information provided by the dealer. As part of this process we evaluate, among other things, the following factors:

•	the consumer’s credit history, including any prior experience with us;

•	the asset value of the vehicle and the amount of equity (down payment) in the vehicle; and

•	the term of the retail contract or lease.

We use a proprietary credit scoring system to support this credit approval process and to manage the credit quality of the portfolio. We use credit scoring to differentiate expected default rates of credit applicants, enabling us to better evaluate credit applications for approval and to tailor the pricing and financing structure based on this assessment of credit risk. We periodically review our credit scoring models and update them based on historical information and current trends. However, these actions by management do not eliminate credit risk. Improper evaluations of contracts for purchase and changes in the applicant’s financial condition subsequent to approval could negatively affect the quality of our receivables portfolio, resulting in credit losses.

Upon successful completion of our credit underwriting process, we purchase the retail automotive financing contract or lease from the dealer.

Consumer Credit Risk Management
Credit losses in our consumer automotive retail contract and lease portfolio are influenced by general business and economic conditions, such as unemployment rates, bankruptcy filings and used vehicle prices. We analyze credit losses according to frequency (i.e., the number of contracts that default) and severity (i.e., the dollar magnitude of loss per occurrence of default). We manage credit risk through our contract purchase policy, credit approval process (including our proprietary credit scoring system) and servicing capabilities.

In general, the credit quality of the off-balance sheet portfolio is representative of our overall managed consumer automotive retail contract portfolio. However, the process of creating a pool of retail automotive finance receivables for securitization or sale typically involves excluding retail contracts that are greater than 30 days delinquent at such time. In addition, the process involves selecting from a pool of receivables that are currently outstanding and therefore, represent “seasoned” contracts. A seasoned portfolio that excludes delinquent contracts historically results in better credit performance in the managed portfolio than in the on-balance sheet portfolio of retail automotive finance receivables. In addition, the current off-balance sheet transactions are comprised mainly of subvented rate retail automotive finance receivables, which generally attract higher quality customers (who would otherwise be cash purchasers) than customers typically associated with non-subvented receivables.

The managed portfolio includes retail receivables held on-balance sheet for investment and receivables securitized and sold that we continue to service and in which we have a continuing involvement (i.e., in which we retain an interest or risk of loss in the underlying receivables); it excludes securitized and sold automotive finance receivables that we continue to service but in which we have no other continuing involvement (serviced-only portfolio). We believe the disclosure of the managed portfolio credit experience presents a more complete presentation of our credit exposure because the managed basis reflects not only on-balance sheet receivables but also securitized assets in which we retain a risk of loss in the underlying assets (typically in the form of a subordinated retained interest).

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

The following tables summarize pertinent loss experience in the managed and on-balance sheet consumer automotive retail contract portfolio. Consistent with the presentation in our Consolidated Balance Sheet, retail contracts presented in the table represent the principal balance of the automotive finance receivable less unearned income.

	Average retail	Annual charge-offs,
	assets	net of recoveries (a)			Net charge-off rate
Year ended December 31, ($ in millions)	2006	2006	2005	2004	2006	2005	2004

Managed
North America	$55,715	$569	$735	$912	1.02%	0.99%	1.10%
International	15,252	112	132	130	0.73%	0.89%	0.94%

Total managed	$70,967	$681	$867	$1,042	0.96%	0.98%	1.08%

On-balance sheet
North America	$50,305	$559	$719	$890	1.11%	1.05%	1.18%
International	15,251	112	132	130	0.73%	0.89%	0.94%

Total on-balance sheet	$65,556	$671	$851	$1,020	1.02%	1.02%	1.14%

(a)	Net charge-offs exclude amounts related to residual losses on balloon automotive SmartBuy finance contracts. These amounts totaled $26, $1 and $31 for the years ended December 31, 2006, 2005 and 2004 respectively.

The following table summarizes pertinent delinquency experience in the consumer automotive retail contract portfolio.

	Percent of retail contracts 30 days
	or more past due (a)
	Managed		On-balance sheet
	2006	2005	2006	2005

North America	2.49%	2.21%	2.73%	2.37%
International	2.63%	2.68%	2.63%	2.68%

Total	2.54%	2.33%	2.70%	2.46%

(a)	Past due contracts are calculated on the basis of the average number of contracts delinquent during a month and exclude accounts in bankruptcy.

In addition to the preceding loss and delinquency data, the following table summarizes bankruptcies and repossession information for the United States consumer automotive retail contract portfolio (which represents approximately 53% and 65% of our on-balance sheet consumer automotive retail contract portfolio for the 2006 and 2005 year, respectively):

	Managed		On-balance sheet
Year ended December 31,	2006	2005	2006	2005

Average retail contracts in bankruptcy (in units) (a)	88,658	102,858	87,731	98,744
Bankruptcies as a percent of average number of contracts outstanding	2.62%	2.27%	2.78%	2.35%
Retail contract repossessions (in units)	89,345	101,546	87,900	98,838
Repossessions as a percent of average number of contracts outstanding	2.64%	2.24%	2.78%	2.35%

(a)	Average retail contracts in bankruptcy are calculated using the yearly average of the month end bankruptcies.

Servicing
Servicing activities consist largely of collecting and processing customer payments, responding to customer inquiries such as requests for payoff quotes, processing customer requests for account revisions such as payment extensions and refinancings, maintaining a perfected security interest in the financed vehicle, monitoring vehicle insurance coverage, and disposing of off-lease vehicles.

Our customers have the option to remit payments based on monthly billing statements, coupon books or electronic funds transfers. Customer payments are processed by regional third-party

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

processing centers that electronically transfer payment data to customers’ accounts.

Servicing activities also include initiating contact with customers who fail to comply with the terms of the retail contract or lease. Such contacts typically begin with a reminder notice when the account is seven to 15 days past due. Telephone contact typically begins when the account is 10 to 20 days past due. Accounts that become 45 to 48 days past due are transferred to special collection centers that track accounts more closely. The nature and timing of these activities depend on the repayment risk that the account poses.

During the collection process, we may offer a payment extension to a customer experiencing temporary financial difficulty. A payment extension enables the customer to delay monthly payments for 30, 60 or 90 days, thereby deferring the maturity date of the contract by such period of delay. Extensions granted to a customer typically do not exceed 90 days in the aggregate over any 12-month period or 180 days in aggregate over the life of the contract. If the customer’s financial difficulty is not temporary, and management believes the customer could continue to make payments at a lower payment amount, we may offer to rewrite the remaining obligation, extending the term and lowering the monthly payment obligation. Extensions and rewrites are techniques that help mitigate financial loss in those cases where management believes the customer will recover from financial difficulty and resume regularly scheduled payments, or can fulfill the obligation with lower payments over a longer time period. Before offering an extension or rewrite, collection personnel evaluate and take into account the capacity of the customer to meet the revised payment terms. While the granting of an extension could delay the eventual charge-off of an account, typically we are able to repossess and sell the related collateral, thereby mitigating the loss. As an indication of the effectiveness of our consumer credit practices, of the total amount outstanding in the United States traditional retail portfolio as of December 31, 2003, only 6.3% of the extended or rewritten accounts were subsequently charged off, through December 31, 2006. A three-year period was utilized for this analysis as this approximates the weighted average remaining term of the portfolio. As of December 31, 2006, 5.5% of the total amount outstanding in the portfolio had been granted an extension or rewritten.

Subject to legal considerations, we will normally begin repossession activity once an account becomes 60 days past due. Repossession may occur earlier if management determines the customer is unwilling to pay, the vehicle is in danger of being damaged or hidden, or the customer voluntarily surrenders the vehicle. Approved third-party repossession firms handle repossessions. Normally, the customer is given a period of time to redeem the vehicle by paying off the account or bringing the account current. If the vehicle is not redeemed, it is sold at auction. If the proceeds do not cover the unpaid balance, including unpaid finance charges and allowable expenses, the resulting deficiency is charged off. Asset recovery centers pursue collections on accounts that have been charged off, including those accounts where the vehicle was repossessed and skip accounts where the vehicle cannot be located.

We have historically serviced retail contracts and leases in our managed portfolio. We will continue selling retail contracts (on a “whole loan” basis) that we purchase. With respect to retail and lease contracts we sell, we retain the right to service such retail contracts and leases and earn a servicing fee for such servicing functions. Semperian LLC, a subsidiary, performs most servicing activities for U.S. retail contracts and consumer automotive leases on our behalf. Semperian’s servicing activities are performed in accordance with our policies and procedures.

As of December 31, 2006 and 2005, our total consumer automotive serviced portfolio was $123.0 billion and $124.1 billion, respectively, while our consumer automotive managed portfolio was $91.9 billion and $108.4 billion in 2006 and 2005, respectively.

Allowance for Credit Losses
Our allowance for credit losses is intended to cover management’s estimate of incurred losses in the portfolio. Refer to the Critical Accounting Estimates section of this MD&A and Note 1 to our Consolidated Financial Statements for further discussion.

The following table summarizes activity related to the consumer allowance for credit losses for our automotive finance operations.

Year ended December 31,
($ in millions)	2006	2005

Allowance at beginning of year	$1,618	$2,035
Provision for credit losses	520	443
Charge-offs
Domestic	(724)	(839)
Foreign	(171)	(192)

Total charge-offs	(895)	(1,031)

Recoveries
Domestic	151	131
Foreign	47	48

Total recoveries	198	179

Net charge-offs	(697)	(852)
Impacts of foreign currency translation	16	(12)
Securitization activity	3	4

Allowance at end of year	$1,460	$1,618
Allowance coverage (a)	2.39%	2.26%

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet consumer automotive retail contracts.

The overall credit performance of the consumer portfolio deteriorated from the prior year consistent with the decline in the level of overall managed and on-balance sheet receivables as we continued to execute more whole loan sales. Similar to securitizations, the process of creating a pool of retail automotive finance receivables for whole loan sales typically involves excluding retail contracts that are greater than 30 days delinquent at such

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

time and selecting from a pool of receivables currently outstanding, which therefore, represent seasoned contracts. A seasoned portfolio that excludes delinquent contracts historically results in better credit performance, and as a result, the increase in whole loan activity over the past year has impacted the charge-offs as a percentage of the managed and on-balance sheet portfolio, when compared to the comparable period in the prior year. In addition to the impact of whole loan activity, delinquencies in the North American operations managed and on-balance sheet portfolio were negatively impacted by an aging of the overall portfolio as consumer serviced assets continued to decrease, as compared to prior year levels. International consumer credit portfolio performance remained strong as both delinquencies and charge-offs declined as compared to prior year levels.

Credit fundamentals in our consumer automotive portfolio deteriorated in 2006 relative to 2005 experience. Delinquencies, repossessions and loss severity all increased as compared to 2005. The increase in loss severity is illustrated by an increase in the average loss incurred per new vehicle repossessed in the United States traditional portfolio, which increased from $7,825 in 2005 to $8,129 in 2006. The increase in loss severity is attributable to a weakening in the used vehicle market resulting from a lower demand for used vehicles, as a result of new vehicle incentive programs, and higher fuel costs. The increase in delinquency trends in the North American portfolio is the result of lower on-balance sheet prime retail asset levels, primarily as a result of an increase in whole loan sales, the shrinking and aging of the portfolio and a weaker U.S. economy as compared to recent years. Conversely, delinquency trends in the International portfolio showed an improvement in 2006, as a result of a change in the mix of new and used retail contracts in the portfolio, as well as a significant improvement in the credit performance in certain international countries.

Despite the increase in delinquencies and loss severity, consumer credit loss rates in North America remained relatively stable in 2006 as compared to 2005. The decrease in the number of bankruptcies in the U.S. portfolio in 2006 was due to the change in bankruptcy law, effective October 17, 2005, which subsequently made it more difficult for some U.S. consumers to qualify for certain protections previously afforded to bankruptcy debtors. New bankruptcy filings in our U.S. portfolio increased dramatically in October 2005, prior to the change in law and decreased in 2006.

The allowance for credit losses as a percentage of the total on-balance sheet consumer portfolio remained stable in comparison to December 2005 as the consumer allowance year over year decreased along with automotive retail asset levels.

Our consumer automotive leases are operating leases and, therefore, exhibit different loss performance as compared to consumer automotive retail contracts. Credit losses on the operating lease portfolio are not as significant as losses on retail contracts because lease losses are limited to past due payments, late charges, and fees for excess mileage and excessive wear and tear. Since some of these fees are not assessed until the vehicle is returned, credit losses on the lease portfolio are correlated with lease termination volume. As further described in the Critical Accounting Estimates section of this MD&A, credit risk is considered within the overall depreciation rate and the resulting net carrying value of the operating lease asset. North American operating lease accounts past due over 30 days represented 1.51% and 1.33% of the total portfolio at December 31, 2006 and 2005, respectively.

Remarketing and Sales of Leased Vehicles
When we acquire a consumer lease, we assume ownership of the vehicle from the dealer. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. Typically, the vehicle is returned to us for remarketing through an auction. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the projected residual value determined at the time the lease contract is signed. However, GM shares this risk with us in certain circumstances, as described previously at GM Marketing Incentives.

When vehicles are not purchased by customers or the receiving dealer at lease termination, we regain possession of the leased vehicles from the customers and sell the vehicles, primarily through physical and internet auctions. The following table summarizes our methods of vehicle sales in the United States at lease termination, stated as a percentage of total lease vehicle disposals.

Year ended December 31,	2006	2005	2004

Auction
Physical	44%	42%	43%
Internet	38%	39%	39%
Sale to dealer	12%	12%	12%
Other (including option exercised by lessee)	6%	7%	6%

We primarily sell our off-lease vehicles through:

•	Physical auctions — We dispose of approximately half of our off-lease vehicles not purchased at termination by the lease consumer or dealer through traditional official GM-sponsored auctions. We are responsible for handling decisions at the auction, including arranging for inspections, authorizing repairs and reconditioning, and determining whether bids received at auction should be accepted.

•	Internet auctions — We offer off-lease vehicles to GM dealers and affiliates through a proprietary internet site (SmartAuction). This internet sales program was established in 2000 to increase the net sales proceeds from off-lease vehicles by reducing the time between vehicle return and ultimate disposition, which in turn would reduce holding costs and broaden the number of prospective buyers, thereby maximizing proceeds. We maintain the internet auction site, set the pricing floors on vehicles and

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

administer the auction process. We earn a service fee for every sale. Remarketing fee revenue, primarily generated through SmartAuction, was $76.0 million, $63.5 million and $57.6 million for 2006, 2005 and 2004, respectively.

Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer lease portfolio. This lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. The following factors most significantly influence lease residual risk:

•	Used vehicle market — We are at risk due to changes in used vehicle prices. General economic conditions, off-lease vehicle supply and new vehicle market prices (of both GM and other manufacturers) most heavily influence used vehicle prices.

•	Residual value projections — As previously discussed, we establish residual values at lease inception by consulting independently published guides and periodically review these residual values during the lease term. These values are projections of expected values in the future (typically between two and four years) based on current assumptions for the respective make and model. Actual realized values often differ.

•	Remarketing abilities — Our ability to efficiently process and effectively market off-lease vehicles impacts the disposal costs and the proceeds realized from vehicle sales.

•	GM vehicle and marketing programs — GM influences lease residual results in the following ways:

•	GM provides support to us for certain residual deficiencies.

•	The brand image and consumer preference of GM products impact residual risk, as our lease portfolio consists primarily of GM vehicles.

•	GM marketing programs may influence the used vehicle market for GM vehicles, through programs such as incentives on new vehicles, programs designed to encourage lessees to terminate their leases early in conjunction with the acquisition of a new GM vehicle (referred to as pull ahead programs) and special rate used vehicle programs.

The following table summarizes the volume of lease terminations and the average sales proceeds on 24, 36 and 48-month scheduled lease terminations in the United States serviced lease portfolio for the years indicated. The 36 month terminations represented approximately 51%, 69%, and 73% of our total terminations in 2006, 2005 and 2004, respectively.

Year ended December 31,	2006	2005	2004

Off-lease vehicles remarketed (in units)	272,094	283,480	413,621
Sales proceeds on scheduled lease terminations ($ per unit)
24-month	$16,236	$16,755	$16,345
36-month	13,848	13,949	13,277
48-month	12,284	12,209	11,354

Our off-lease vehicle remarketing results remained relatively stable in 2006, as compared to the past few years, despite a weaker used vehicle market, primarily as a result of a decline in the volume of vehicles coming off-lease and the fact that the underlying contractual residual values (on the current portfolio) were lower than the residuals established on prior years’ volume. Additionally, we have continued aggressive use of the internet in disposing of off-lease vehicles. This initiative has improved efficiency, reduced costs and ultimately increased the net proceeds on the sale of off-lease vehicles. In 2007 continued improvement in remarketing results is expected as the favorable effect of lower contractual residual values continues.

In recent years, the percentage of lease contracts terminated prior to the scheduled maturity date has increased primarily due to GM-sponsored pull ahead programs. Under these marketing programs, consumers are encouraged to terminate leases early in conjunction with the acquisition of a new GM vehicle. The sales proceeds per vehicle on scheduled lease terminations in the preceding table do not include the effect of payments related to the pull ahead programs.

Commercial Automotive Financing

Automotive Wholesale Dealer Financing
One of the most important aspects of our automotive financing operations is supporting the sale of GM vehicles through wholesale or floor plan financing, primarily through automotive finance purchases by dealers of new and used vehicles manufactured or distributed by GM and, less often, other vehicle manufacturers, prior to sale or lease to the retail customer. Wholesale automotive financing represents the largest portion of our commercial financing business and is the primary source of funding for GM dealers’ purchases of new and used vehicles. In 2006 we financed six million new GM vehicles (representing an 80% share of GM sales to dealers). In addition, we financed approximately 140,000 new non-GM vehicles. The following discussion centers on our operations in the United States, which are generally reflective of our global business practices; however, certain countries have unique statutory or regulatory requirements that impact business practices. The effects of such requirements are not significant to our consolidated financial condition, results of operations or cash flows.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Wholesale credit is arranged through lines of credit extended to individual dealers. In general, each wholesale credit line is secured by all the vehicles financed by us and, in some instances, by other assets owned by the dealer or the operator’s/owner’s personal guarantee. The amount we advance to dealers is equal to 100% of the wholesale invoice price of new vehicles, which includes destination and other miscellaneous charges, and with respect to vehicles manufactured by GM and other motor vehicle manufacturers, a price rebate, known as a holdback, from the manufacturer to the dealer in varying amounts stated as a percentage of the invoice price. Interest on wholesale automotive financing is generally payable monthly. Most wholesale automotive financing is structured to yield interest at a floating rate indexed to the Prime Rate. The rate for a particular dealer is based on, among other things, competitive factors, the amount and status of the dealer’s creditworthiness and various incentive programs.

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

Wholesale automotive financing accounted for $1.3 billion, $1.1 billion and $1.1 billion of our revenues in 2006, 2005 and 2004, respectively.

The following table summarizes our wholesale financing of new vehicles and share of GM sales to dealers in markets where we operate.

	GMAC volume			Share of GM retail sales
Year ended December 31, (units in thousands)	2006	2005	2004	2006	2005	2004
GM vehicles
North America	3,464	3,798	4,153	76%	80%	81%
International	2,658	2,462	2,207	86%	84%	86%
Total GM vehicles	6,122	6,260	6,360	80%	82%	83%
Non-GM vehicles	140	180	198
Total wholesale volume	6,262	6,440	6,558

Our wholesale automotive financing continues to be the primary funding source for GM dealer inventories. Penetration levels in North America in 2006 continued to reflect traditionally strong levels but declined from 2005 levels. International levels increased in 2006 mainly due to growth in China and improvement in their penetration levels.

Credit Approval
Prior to establishing a wholesale line of credit, we perform a credit analysis of the dealer. During this analysis, we:

•	review credit reports, financial statements and may obtain bank references;

•	evaluate the dealer’s marketing capabilities;

•	evaluate the dealer’s financial condition; and

•	assess the dealer’s operations and management.

Based on this analysis, we may approve the issuance of a credit line and determine the appropriate size. The credit lines represent guidelines, not limits. Therefore, the dealers may exceed them on occasion, an example being a dealer exceeding sales targets contemplated in the credit approval process. Generally, the size of the credit line is intended to be an amount sufficient to finance approximately a 90 day supply of new vehicles and a 30-60 day supply of used vehicles. Our credit guidelines ordinarily require that advances to finance used vehicles be approved on a unit by unit basis.

Commercial Credit
Our credit risk on the commercial portfolio is markedly different than that of our consumer portfolio. Whereas the consumer portfolio represents a homogeneous pool of retail contracts and leases that exhibit fairly predictable and stable loss patterns, the commercial portfolio exposures are less predictable. In general, the credit risk of the commercial portfolio is tied to overall economic conditions in the countries in which we operate. Further, our credit exposure is concentrated in automotive dealerships (primarily GM dealerships). Occasionally, GM provides payment guarantees on certain commercial loans and receivables we have outstanding. As of December 31, 2006 and 2005, approximately $169 million and $934 million, respectively, in commercial loans and receivables were covered by a GM guarantee.

Credit risk is managed and guided by policies and procedures established and controlled by Corporate, that are designed to ensure that risks are accurately and consistently assessed, properly approved and continuously monitored. Our wholly owned subsidiaries approve significant transactions and are responsible for credit risk assessments (including the evaluation of the adequacy of the collateral). Our wholly owned subsidiaries also monitor the credit risk profile of individual borrowers and the aggregate portfolio of borrowers — either within a designated geographic region or a particular product or industry segment. Corporate approval is required for transactions exceeding business unit approval limits. Credit risk monitoring is supplemented at the corporate portfolio level through a periodic review performed by our Chief Credit Officer.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

To date, the commercial receivables that have been securitized and accounted for as off-balance sheet transactions primarily represent wholesale lines of credit extended to automotive dealerships, which historically have experienced low losses and some dealer term loans. Historically, only wholesale accounts were securitized, resulting in our managed portfolio being substantially the same as our on-balance sheet portfolio. As a result, only the on-balance sheet commercial portfolio credit experience is presented in the following table:

	Total	Impaired		Average	Annual charge-offs,
	loans	loans (a)		loans	net of recoveries
Year ended December 31, ($ in millions)	2006	2006	2005	2006	2006	2005	2004

Wholesale	$20,577	$338	$299	$21,473	$6	$4	$2
		1.64%	1.45%		0.03%	0.02%	0.01%
Other commercial automotive financing	3,842	52	142	4,138	4	1	4
		1.35%	1.36%		0.10%	0.02%	0.03%

Total on-balance sheet	$24,419	$390	$441	$25,611	$10	$5	$6
		1.60%	1.42%		0.04%	0.02%	0.02%

(a)	Includes loans where it is probable that we will be unable to collect all amounts due according to the terms of the loan.

Annual charge-offs on the wholesale portfolio remained at traditionally low levels in 2006, while charge-offs declined for the other commercial automotive financing portfolio. Impaired loans in the wholesale commercial loan portfolio increased in comparison to December 2005 levels, as a result of an increase in the amounts outstanding in the wholesale lines of credit for certain dealer accounts. In addition, impaired loans declined in the other commercial automotive financing portfolio since December 2005.

Servicing and Monitoring
We service all of the wholesale credit lines in our portfolio as well as the wholesale automotive finance receivables that we have securitized. A statement setting forth billing and account information is prepared by us and distributed on a monthly basis to each dealer. Interest and other non-principal charges are billed in arrears and are required to be paid immediately upon receipt of the monthly billing statement. Generally, dealers remit payments to GMAC through wire transfer transactions initiated by the dealer through a secure web application.

Dealers are assigned a credit category based on various factors, including capital sufficiency, operating performance, financial outlook, and credit and payment history. The credit category impacts the amount of the line of credit, the determination of further advances and the management of the account. We monitor the level of borrowing under each dealer’s account daily. When a dealer’s balance exceeds the credit line, we may temporarily suspend the granting of additional credit or increase the dealer’s credit line or take other actions, following evaluation and analysis of the dealer’s financial condition and the cause of the excess.

We periodically inspect and verify the existence of dealer vehicle inventories. The timing of the verifications varies and no advance notice is given to the dealer. Among other things, verifications are intended to determine dealer compliance with the financing agreement and confirm the status of our collateral.

Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry. The following describes our other automotive financing markets and products:

•	Automotive dealer term loans — We make loans to dealers to finance other aspects of the dealership business. These loans are typically secured by real estate, other dealership assets and occasionally the personal guarantees of the individual owner of the dealership. Automotive dealer loans comprised 2% of our Automotive Financing operations’ assets as of December 31, 2006, consistent with 2005.

•	Automotive fleet financing — Dealers, their affiliates and other companies may obtain financing to buy vehicles, which they lease or rent to others. These transactions represent our fleet financing activities. We generally have a security interest in these vehicles and in the rental payments. However, competitive factors may occasionally limit the security interest in this collateral. Automotive fleet financing comprised less than 1% of our Automotive Financing operations’ assets as of December 31, 2006, consistent with 2005.

•	Full service leasing products — We offer full service individual and fleet leasing products in Europe, Mexico, and Australia. In addition to financing the vehicles, we offer maintenance, fleet and accident management services, as well as fuel programs, short-term vehicle rental, and title and licensing services. Full service leasing products comprised 2% and 1% of our Automotive Finance operations’ assets as of December 31, 2006 and 2005, respectively.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

ResCap

Results of Operations
The following table summarizes the operating results for ResCap for the periods indicated. The amounts presented are before the elimination of balances and transactions with our other operating segments.

				2006-2005	2005-2004
Year ended December 31, ($ in millions)	2006	2005	2004	% change	% change

Revenue
Total financing revenue	$7,405	$5,226	$4,834	42	8
Interest expense	(6,447)	(3,874)	(2,405)	66	61
Provision for credit losses	(1,334)	(626)	(978)	113	(36)

Net financing revenue (loss)	(376)	726	1,451	(152)	(50)
Servicing fees	1,584	1,417	1,297	12	9
Amortization and impairment	—	(762)	(1,015)	(100)	(25)
Servicing asset valuation and hedge activities, net	(1,100)	61	243	n/m	(75)

Net loan servicing income	484	716	525	(32)	36
Gains on sale of loans, net	890	1,037	690	(14)	50
Other income	1,986	1,755	1,212	13	45

Total net financing revenue and other income	2,984	4,234	3,878	(30)	9
Noninterest expense	(2,568)	(2,607)	(2,371)	(2)	10
Income tax benefit (expense)	289	(606)	(603)	(148)	1

Net income	$705	$1,021	$904	(31)	13

Total assets	$130,569	$118,608	$93,941	10	26

n/m = not meaningful

2006 Compared to 2005
ResCap operations’ net income for 2006 declined 31% when compared to 2005. The 2006 operating results were adversely affected by domestic economic conditions especially during the fourth quarter. These developments were offset by the conversion to an LLC for income tax purposes, which resulted in the elimination of a $523 million net deferred tax liability. Excluding the LLC benefit, our net income was $182 million. The adverse conditions affecting the business included the following:

•	Interest rates have steadily increased since the middle of 2005. Rising rates have the impact of decreasing mortgage affordability. In addition, long-term rates have remained low relative to short-term rates (i.e., a flattening of the yield curve) and, in some instances, have been lower than short-term rates (i.e., an inverted yield curve). This results in a reduction in net interest margin and generally has a negative effect on our hedging result.

•	The rising interest rate environment has contributed to lower home sales and an increased inventory of unsold homes. Accordingly, the level of home price appreciation declined to a five-year low in the fourth quarter of 2006 and in a number of areas in the country has resulted in a decline in the appreciation of home prices and, in some areas, a decline in home values, which has increased the severity of our loan losses.

•	The nonprime securitization market significantly deteriorated during the fourth quarter of 2006. Nonprime loan prices declined significantly due to the changing market conditions and our ability to securitize delinquent subprime loans was severely restricted. This had a significant negative impact on nonprime sales margins and impacted the fair value of our delinquent loans in our mortgage loans held for sale portfolio.

•	In the fourth quarter of 2006, nonprime delinquencies rose significantly. The combination of lower home prices and sales and loan defaults has put significant pressure on a number of nonprime lenders, including our nonprime warehouse lending customers. This resulted in a significant provision for loan losses due to the decline in value of the collateral for our loans.

•	The economic conditions resulted in lower net interest margins, higher provisions for loan losses, lower gains on sale margins and loan production, real estate investment impairments, and reduced gains on dispositions of real estate acquired through foreclosure. As these domestic market conditions persist, these unfavorable impacts on our results of operations may continue.

The mortgage loan production in 2006 was $189.4 billion, an increase of 8% from $175.6 billion in 2005. Domestic mortgage loan production increased 2% and international loan production increased 68% in 2006 compared to 2005. Domestic loan production increased due to increases in production of prime second-lien and

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

prime non-conforming products. U.K. operations provided the majority of the international increase.

ResCap net financing revenue was ($376) million in 2006 compared to $726 million in 2005, a decrease of 152%. Total financing revenue increased 42% compared to the prior year, primarily as a result of the increase in our average interest-earning assets, including mortgage loans held for sale, mortgage loans held for investment and lending receivables. Interest expense increased 66% during the 2006 year due to increases in the average amount of interest-bearing liabilities outstanding to fund asset growth as well as increases in funding costs primarily due to the increase in market interest rates.

The provision for credit losses was approximately $1.3 billion in 2006 compared to $626 million in 2005, representing an increase of approximately 113%. The majority of this increase occurred in the fourth quarter as the decline in the domestic housing market accelerated and the market for nonprime loans significantly deteriorated. These market conditions resulted in our increasing loss estimates for the number and estimated charge-offs, an increase in nonprime delinquencies and significant stress on warehouse lending customers. The increase in the provision for loan losses was driven by an increase in delinquent loans. These developments resulted in higher loss severity assumptions for new loan production, as compared to the prior year period, when the market observed home price appreciation. If home prices continue to weaken, it may have a continued negative effect on the provision for credit losses.

Net loan servicing income decreased 32% compared to 2005 due to negative servicing asset valuations, which were partially offset by an increase in the size of the mortgage servicing rights portfolio. The negative servicing asset valuation was primarily due to derivative hedging results, which were negatively impacted by lower market volatility and the inverted yield curve. The domestic servicing portfolio was approximately $412.4 billion as of December 31, 2006, an increase of approximately $57.5 billion or 16% from $354.9 billion as of December 31, 2005. Gains on sales of loans decreased 14% due to our inability in the fourth quarter of 2006 to include nonprime delinquent loans in our nonprime securitizations.

Other income increased 13% during the 2006 year due to a gain on the sale of an interest in a regional home builder in the second quarter of 2006 resulting in a gain of $415 million ($259 million after-tax). This was partially offset by lower income from sales of real estate owned and lower valuations of real estate owned due to lower home prices as well as lower management fee income due to the elimination of an off-balance sheet warehouse lending facility during the fourth quarter of 2005.

Noninterest expense decreased in 2006 by 2% compared to 2005. This decrease was primarily attributable to a $42.6 million gain from the curtailment of a pension plan as well as lower real estate commissions due to the softening of the real estate market. These reductions were partially offset by higher professional fees that were incurred in conjunction with the integration of GMAC Residential and Residential Capital Group into the U.S. Residential Finance Group.

Income tax benefit was $289 million, which included a conversion benefit of $523 million related to ResCap’s election to be treated as an LLC for federal income tax purposes. The benefit was the result of the elimination of net deferred tax liabilities. Almost all significant domestic legal entities of ResCap have been converted to LLC’s with the exception of GMAC Bank. Effective December 2006, federal income tax expense is no longer incurred for the entities that made the election.

2005 Compared to 2004
Net financing revenue was $726 million in 2005 compared to approximately $1.5 billion in 2004, a decrease of $725 million or 50%. Our total financing revenue increased $392 million in 2005 compared to the prior year, primarily as a result of an increase in interest earning assets including mortgage loans held for sale, mortgage loans held for investment, lending receivables and other interest-earning assets. Interest expense increased approximately $1.5 billion in 2005 compared to the prior year due to both an increase in the volume of interest-bearing liabilities and an increase in the cost of those funds. Funding costs increased in 2005 primarily due to the increase in short-term market interest rates. Additionally, the cost of funds has increased as lower cost affiliate borrowings were replaced with unsecured debt.

The provision for credit losses was $626 million in 2005 compared to $978 million in 2004, representing a decrease of $352 million or 36%. The provision for credit losses was lower in 2005 compared to the prior year primarily due to favorable severity assumptions resulting from home price appreciation along with a slower rate of increase in delinquencies, including nonaccrual loans, during 2005 compared to 2004 as the rate of seasoning of the portfolio slowed. These positive effects were partially offset by provisions for Hurricane Katrina.

Net loan servicing income increased from $525 million during 2004 to $716 million during 2005, representing an increase of $191 million or 36%. Net loan servicing income increased as a result of increased mortgage servicing fees due to growth in the residential servicing portfolio in 2005 as compared to 2004. In addition, net servicing income benefited from a reduction in amortization and impairment due to the favorable impact of slower than expected prepayments consistent with observed trends in the portfolio and rising interest rates.

Gains on sale of loans increased $347 million or 50%, compared to 2004 due to higher overall loan production and the increased volume of off-balance sheet securitizations versus on-balance sheet secured financings. Other income increased 45% or $543 million in 2005 primarily related to favorable net impact on the valuation of retained interests from updating estimates of future credit losses resulting from favorable credit loss experience and favorable changes in market rates, offset by the reduction in valuation of residual assets affected by Hurricane Katrina. In addition, other

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

income includes an increase in other investment income related to certain equity investments as well as interest earned on investments in U.S. Treasury securities. Noninterest expense increased $236 million or 10% compared to 2004, primarily due to salary and commission increases in loan production, number of employees and new location occupancy costs.

Industry and Competition
The U.S. residential mortgage market had been a growth market for the last several decades. This growth had been driven by a variety of factors, including low interest rates, increasing rates of homeownership, greater access to mortgage financing, the development of an efficient secondary market, home price appreciation and the tax advantage of mortgage debt compared to other forms of consumer debt. Origination of residential mortgage loans has increased during the 2006 year; however, the pace of growth has declined given the softening real estate market, rising interest rates and various concerns about the U.S. economy. The domestic mortgage origination market was estimated to be approximately $2.5 trillion in 2006 and $3.0 trillion in 2005.

Prime credit quality mortgage loans are the largest component of the residential mortgage market in the U.S. with loans conforming to the underwriting standards of Fannie Mae and Freddie Mac, Veterans’ Administration-guaranteed loans and loans insured by the Federal Housing Administration representing a significant portion of all U.S. residential mortgage production. Prime credit quality loans that do not conform to the underwriting standards of the government-sponsored enterprises, because their original principal amounts exceed Fannie Mae or Freddie Mac limits or because they do not otherwise meet the relevant documentation or property requirements, represent a growing portion of the residential mortgage market. Home equity mortgage loans, which are typically mortgage loans secured by a second (or more junior) lien on the underlying property, continue to grow in significance within the U.S. residential real estate finance industry.

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

The global mortgage markets, particularly in Europe, are less mature than the U.S. mortgage market. The historic lack of available sources of liquidity make these markets a potential opportunity for growth. As a result, many of our competitors have entered the global mortgage markets.

Our mortgage business operates in a highly competitive environment and faces significant competition from commercial banks, savings institutions, mortgage companies and other financial institutions. In addition, ResCap earnings are subject to volatility due to seasonality inherent in the mortgage banking industry and volatility in interest rate markets.

U.S. Residential Real Estate Finance
Through our activities at ResCap, we are one of the largest residential mortgage producers and servicers in the U.S., producing approximately $162 billion in residential mortgage loans in 2006 and servicing approximately $412 billion in residential mortgage loans as of December 31, 2006. We are also one of the largest non-agency issuers of mortgage-backed and mortgage-related asset-backed securities in the United States. The principal activities of our U.S. residential real estate finance business include originating, purchasing, selling and securitizing residential mortgage loans; servicing residential mortgage loans for ourselves and others; providing warehouse financing to residential mortgage loan originators and correspondent lenders to originate residential mortgage loans; creating a portfolio of mortgage loans and retained interests from our securitization activities; conducting limited banking activities through GMAC Bank; and providing real estate closing services.

Sources of Loan Production
We have three primary sources for our residential mortgage loan production: the origination of loans through our direct lending network, the origination of loans through our mortgage brokerage network and the purchase of loans in the secondary market (primarily from correspondent lenders).

•	Direct Lending Network — Our direct lending network consists of retail branches, internet and telephone-based operations. Our retail network targets customers desiring face-to-face service. Typical referral sources are realtors, homebuilders, credit unions, small banks and affinity groups. We originate residential mortgage loans through our direct lending network under two brands: GMAC Mortgage and ditech.com.

•	Mortgage Brokerage Network — We also originate residential mortgage loans through mortgage brokers. Loans sourced by mortgage brokers are funded by us and generally closed in our name. When originating loans through mortgage brokers, the mortgage broker’s role is to identify the applicant, assist in completing the loan application, gather necessary information and documents and serve as our liaison with the borrower through the lending process. We review and underwrite the application submitted by the mortgage broker, approve or deny the application, set the interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all conditions required by us, fund the loan. We qualify and approve all mortgage brokers who generate mortgage loans for us, and we continually monitor their performance.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

•	Correspondent Lender and other Secondary Market Purchases — Loans purchased from correspondent lenders are originated or purchased by the correspondent lenders and subsequently sold to us. As with our mortgage brokerage network, we approve any correspondent lenders who participate in our loan purchase programs.

We also purchase pools of residential mortgage loans from entities other than correspondent lenders, which we refer to as bulk purchases. These purchases are generally made from large financial institutions. In connection with these purchases, we typically conduct due diligence on all or a sampling of the mortgage pool and use our underwriting technology to determine if the loans meet the underwriting requirements of our loan programs. Some of the residential mortgage loans we obtain in bulk purchases are “seasoned” or “distressed”. Seasoned mortgage loans are loans that generally have been funded for more than 12 months, while distressed mortgage loans are loans that are currently in default or otherwise nonperforming.

The following summarizes our domestic mortgage loan production by channel:

	U.S. mortgage loan production by channel
	2006		2005		2004
		Dollar		Dollar		Dollar
Year ended December 31,	No. of	amount of	No. of	amount of	No. of	amount of
($ in millions)	loans	loans	loans	loans	loans	loans

Retail branches	103,139	$15,036	126,527	$19,097	134,160	$18,012
Direct lending (other than retail branches)	135,731	12,547	161,746	17,228	148,343	16,209
Mortgage brokers	169,200	29,025	134,263	22,961	111,571	16,302
Correspondent lender and secondary market purchases	642,169	104,960	552,624	99,776	533,459	82,504

Total U.S. production	1,050,239	$161,568	975,160	$159,062	927,533	$133,027

Types of Mortgage Loans
We originate and acquire mortgage loans that generally fall into one of the following five categories:

•	Prime Conforming Mortgage Loans — These are prime credit quality first-lien mortgage loans secured by single-family residences that meet or conform to the underwriting standards established by Fannie Mae or Freddie Mac for inclusion in their guaranteed mortgage securities programs.

•	Prime Non-Conforming Mortgage Loans — These are prime credit quality first-lien mortgage loans secured by single-family residences that either (1) do not conform to the underwriting standards established by Fannie Mae or Freddie Mac, because they have original principal amounts exceeding Fannie Mae and Freddie Mac limits ($417,000 in 2006 and 2007 and $359,650 in 2005), which are commonly referred to as jumbo mortgage loans or (2) have alternative documentation requirements and property or credit-related features (e.g., higher loan-to-value or debt-to-income ratios) but are otherwise considered prime credit quality due to other compensating factors.

•	Government Mortgage Loans — These are first-lien mortgage loans secured by single-family residences that are insured by the Federal Housing Administration or guaranteed by the Veterans Administration.

•	Nonprime Mortgage Loans — These are first-lien and certain junior lien mortgage loans secured by single-family residences made to individuals with credit profiles that do not qualify for a prime loan, have credit-related features that fall outside the parameters of traditional prime mortgage products or have performance characteristics that otherwise expose us to comparatively higher risk of loss.

•	Prime Second-Lien Mortgage Loans — These are open- and closed-end mortgage loans secured by a second or more junior lien on single-family residences, which include home equity mortgage loans.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

The following table summarizes our domestic mortgage loan production by type:

	U.S. mortgage loan production by type
	2006		2005		2004
		Dollar		Dollar		Dollar
Year ended December 31,	No. of	amount of	No. of	amount of	No. of	amount of
($ in millions)	loans	loans	loans	loans	loans	loans

Prime conforming	233,058	$43,350	275,351	$50,047	276,129	$45,593
Prime non-conforming	193,736	60,294	192,914	55,811	163,260	43,473
Government	25,474	3,665	31,164	4,251	40,062	4,834
Nonprime	193,880	30,555	226,317	35,874	217,344	27,880
Prime second-lien	404,091	23,704	249,414	13,079	230,738	11,247

Total U.S. production	1,050,239	$161,568	975,160	$159,062	927,533	$133,027

Underwriting Standards
All the mortgage loans we originate and most of the mortgage loans purchased are subject to our underwriting guidelines and loan origination standards. When originating mortgage loans directly through our retail branches, or by internet or telephone, or indirectly through mortgage brokers, we follow established lending policies and procedures that require consideration of a variety of factors, including:

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

Sale and Securitization of Assets
We sell most of the mortgage loans we originate or purchase. In 2006 we sold $152.7 billion in mortgage loans. We typically sell our Prime Conforming Mortgage Loans in sales that take the form of securitizations guaranteed by Fannie Mae or Freddie Mac, and we typically sell our Government Mortgage Loans in securitizations guaranteed by the Government National Mortgage Association or Ginnie Mae. In 2006 we sold $45.9 billion of mortgage loans to government-sponsored enterprises, or 30% of the total loans we sold, and $106.8 billion to other investors through whole loan sales and securitizations, including both on-balance sheet and off-balance sheet securitizations.

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

Servicing Activities
Although we sell most of the residential mortgage loans that we produce, we generally retain the rights to service these loans. The mortgage servicing rights we retain consist of primary and master servicing rights. Primary servicing rights represent our right to service certain mortgage loans originated or purchased and later sold on a servicing-retained basis through our securitization activities and whole loan sales, as well as primary servicing rights we purchase from other mortgage industry participants. When we act as primary servicer, we collect and remit mortgage loan payments, respond to borrower inquiries, account for principal and interest, hold custodial and escrow funds for payment of property taxes and insurance premiums, counsel or otherwise work with delinquent borrowers, supervise foreclosures and property dispositions and generally administer the loans. Master servicing rights represent our right to service mortgage-backed and mortgage-related asset-backed securities and whole loan packages sold to investors. When we act as master servicer, we collect

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

mortgage loan payments from primary servicers and distribute those funds to investors in mortgage-backed and mortgage-related asset-backed securities and whole loan packages. Key services in this regard include loan accounting, claims administration, oversight of primary servicers, loss mitigation, bond administration, cash flow waterfall calculations, investor reporting and tax reporting compliance. In return for performing primary and master servicing functions, we receive servicing fees equal to a specified percentage of the outstanding principal balance of the loans being serviced and may also be entitled to other forms of servicing compensation, such as late payment fees or prepayment penalties. Our servicing compensation also includes interest income or the float earned on collections that are deposited in various custodial accounts between their receipt and our distribution of the funds to investors.

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

The following table summarizes the primary domestic mortgage loan servicing portfolio for which we hold the corresponding mortgage servicing rights:

	U.S. mortgage loan servicing portfolio
	2006		2005		2004
		Dollar		Dollar		Dollar
Year ended December 31,	No. of	amount of	No. of	amount of	No. of	amount of
($ in millions)	loans	loans	loans	loans	loans	loans

Prime conforming	1,456,344	$203,927	1,393,379	$186,405	1,323,918	$165,577
Prime non-conforming	319,255	101,138	257,550	76,980	203,822	55,585
Government	181,563	18,843	181,679	18,098	191,844	18,328
Nonprime	409,516	55,750	493,486	56,373	505,929	51,139
Prime second-lien	784,170	32,726	500,534	17,073	445,396	13,718

Total U.S. production (a)	3,150,848	$412,384	2,826,628	$354,929	2,670,909	$304,347

(a)	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 290,992 with an unpaid principal balance of $55.4 billion as of December 31, 2006; 271,489 with an unpaid principal balance of $38.9 billion as of December 31, 2005; and 99,082 with an unpaid principal balance of $13.9 billion as of December 31, 2004.

Warehouse Lending
We are one of the largest providers of warehouse lending facilities to correspondent lenders and other mortgage originators in the United States. These facilities enable those lenders and originators to finance residential mortgage loans until they are sold in the secondary mortgage loan market. We provide warehouse lending facilities for a full complement of residential mortgage loans, including mortgage loans we acquire through our correspondent lenders. Advances under our warehouse lending facilities are generally fully collateralized by the underlying mortgage loans and bear interest at variable rates. As of December 31, 2006, we had total warehouse line of credit commitments of approximately $13.2 billion, against which we had advances outstanding of approximately $8.8 billion. We purchased approximately 23% of the mortgage loans financed by our warehouse lending facilities in 2006.

Other Real Estate Finance and Related Activities
We provide bundled real estate services to consumers, including real estate brokerage services, full service relocation services, mortgage closing services and settlement services. Through GMAC Bank, which commenced operations in North America in August 2001, ResCap offers a variety of personal investment products to its customers, including consumer deposits, consumer loans and other investment services. GMAC Bank also provides collateral pool certification and collateral document custodial services to third-party customers. We provide real estate brokerage and full-service relocation to consumers as well as real estate closing services, such as obtaining flood and tax certifications, appraisals, credit reports and title insurance.

Business Capital
Business Capital conducts the following business activities: residential construction finance, residential equity, model home finance, resort finance and health capital. The residential construction finance, residential equity and model home finance businesses all provide capital to residential land developers and homebuilders to finance residential real estate projects for sale, using a variety of capital structures. The resort finance business provides debt capital to resort and timeshare developers and the health capital business provides debt capital to health care providers, primarily in the health care services sector. We have

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

historically retained and serviced most of the loans and investments that we originate in the Business Capital Group.

In almost all cases, we source our transactions either through our loan officers or referrals. Our residential construction finance, residential equity and model home finance businesses have relationships with many large homebuilders and residential land developers across the United States. Our resort finance business has relationships primarily with large private timeshare developers and our health capital business has relationships with physician groups and other healthcare service providers. We believe that we have been able to provide creative capital solutions tailored to our customers’ individual needs, resulting in strong relationships with our customers. Because of these relationships, we have been able to conduct multiple and varied transactions with these customers to expand our business.

International Business
Outside the United States, our International operations are primarily located in the United Kingdom, The Netherlands, and Germany.

The following table summarized our international mortgage loan production:

	International mortgage loan production
	2006		2005		2004
		Dollar		Dollar		Dollar
Year ended December 31,	No. of	amount of	No. of	amount of	No. of	amount of
($ in millions)	loans	loans	loans	loans	loans	loans

United Kingdom	93,215	$22,417	57,747	$12,538	58,838	$11,571
Continental Europe	21,849	3,926	15,618	2,833	7,915	1,718
Other	11,915	1,439	12,605	1,168	9,216	724

Total international loan production	126,979	$27,782	85,970	$16,539	75,969	$14,013

The following table sets forth our international servicing portfolio for which we hold the corresponding mortgage servicing rights:

	International servicing portfolio
	2006		2005		2004
		Dollar		Dollar		Dollar
Year ended December 31,	No. of	amount of	No. of	amount of	No. of	amount of
($ in millions)	loans	loans	loans	loans	loans	loans

United Kingdom	108,672	$23,817	91,574	$16,219	59,599	$14,349
Continental Europe	49,251	9,956	33,273	5,796	17,486	4,005
Other	17,990	2,444	13,573	1,696	21,100	1,084

Total international servicing portfolio	175,913	$36,217	138,420	$23,711	98,185	$19,438

Credit Risk Management
As previously discussed, we often sell mortgage loans to third parties in the secondary market subsequent to origination or purchase. While loans are held in mortgage inventory prior to sale in the secondary market, we are exposed to credit losses on the loans. In addition, we bear credit risk through investments in subordinate loan participations or other subordinated interests related to certain consumer and commercial mortgage loans sold to third parties through securitizations. Management estimates credit losses for mortgage loans held for sale and subordinate loan participations and records a valuation allowance when losses are considered probable and estimable. The valuation allowance is included as a component of the fair value and carrying amount of mortgage loans held for sale. As previously discussed, certain loans that are sold in the secondary market are subject to recourse in the event of borrower default. Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes an allowance for foreclosure losses that, we believe, is sufficient to cover incurred foreclosure losses in the portfolio.

We periodically acquire or originate certain finance receivables and loans held for investment purposes. Additionally, certain loans held as collateral for securitization transactions (treated as financings) are also classified as mortgage loans held for investment. We have the intent and ability to hold these finance receivables and loans for the foreseeable future. Credit risk on finance receivables and mortgage loans held for investment is managed and guided by policies and procedures that are designed to ensure that risks are accurately assessed, properly approved and continuously monitored. In particular, we use risk-based loan pricing and appropriate underwriting policies and loan-collection methods to manage credit risk. Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors and establishes an allowance for credit losses, which we consider

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

sufficient to cover incurred credit losses in the portfolio of loans held for investment.

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

Allowance for Credit Losses
Our allowance for credit losses is intended to cover management’s estimate of incurred losses in the portfolio. Refer to the Critical Accounting Estimates section of this MD&A and Note 1 to our Consolidated Financial Statements for further discussion.

The following table summarizes the activity related to the allowance for credit losses.

($ in millions)	Consumer	Commercial	Total

Balance at January 1, 2005	$916	$142	$1,058
Provision for credit losses	574	52	626
Charge-offs	(461)	(7)	(468)
Recoveries	37	—	37

Balance at December 31, 2005	1,066	187	1,253
Provision for credit losses	1,116	218	1,334
Charge-offs	(721)	(9)	(730)
Recoveries	47	1	48

Balance at December 31, 2006	$1,508	$397	$1,905
Allowance coverage 2005 (a)	1.6%	1.4%	1.5%
Allowance coverage 2006 (a)	2.2%	2.7%	2.2%

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet residential mortgage loans.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Nonperforming Assets
The following table summarizes the nonperforming assets in our on-balance sheet held for sale and held for investment residential mortgage loan portfolios for each of the periods presented. Nonperforming assets are nonaccrual loans, foreclosed assets and restructured loans. Mortgage loans are generally placed on nonaccrual status when they are 60 days or more past due or when the timely collection of the principal of the loan, in whole or in part, is doubtful. Management’s classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part. In certain cases, borrowers make payments to bring their loans contractually current; in all cases, our mortgage loans are collateralized by residential real estate. As a result, our experience has been that any amount of ultimate loss is substantially less than the unpaid balance of a nonperforming loan.

Year ended December 31, ($ in millions)	2006	2005

Nonaccrual loans:
Mortgage loans:
Prime conforming	$11	$10
Prime nonconforming	419	362
Prime second-lien	142	85
Nonprime (a)	6,736	5,731
Lending receivables:
Warehouse (b)	1,318	42
Construction (c)	69	8
Commercial real estate	—	17

Total nonaccrual assets	8,695	6,255
Restructured loans	8	23
Foreclosed assets	1,141	506

Total nonperforming assets	$9,844	$6,784

Total nonperforming assets as a percentage of total ResCap assets	7.5%	5.7%

(a)	Includes $415 and $374 for 2006 and 2005, respectively, of loans that were purchased distressed and already in nonaccrual status.
(b)	Includes $10 of nonaccrual restructured loans as of December 31, 2006 that are not included in “Restructured Loans.”
(c)	Includes $19 and $9 for 2006 and 2005, respectively, of nonaccrual restructured loans that are not included in restructured loans.

The following table summarizes the delinquency information for our mortgage loans held for investment portfolio:

	2006		2005
December 31,		%		%
($ in millions)	Amount	of total	Amount	of total

Current	$55,964	81	$56,576	83
Past due
30 to 59 days	4,273	6	4,773	7
60 to 89 days	1,818	3	1,528	2
90 days or more	3,403	5	2,258	4
Foreclosures pending	2,132	3	1,356	2
Bankruptcies	1,219	2	1,520	2

Total unpaid principal balances	68,809		68,011
Net premiums	627		948

Total	$69,436		$68,959

In the fourth quarter of 2006, we experienced a significant increase in nonprime delinquencies. Loans 60 days or more delinquent, which are all nonaccrual loans, increased from 10.6% of the mortgage loans held for investment portfolio as of September 30, 2006, to 12.5% as of December 31, 2006. In addition, the level of home price appreciation declined to a five-year low, which negatively impacted the severity we experienced upon the disposal of real estate acquired through foreclosure.

We originate and purchase mortgage loans that have contractual features that may increase our exposure to credit risk and thereby result in a concentration of credit risk. These mortgage loans include loans that may subject borrowers to significant future payment increases, create the potential for negative amortization of the principal balance or result in high loan-to-value ratios. These loan products include interest only mortgages, option adjustable rate mortgages, high loan-to-value mortgage loans and teaser rate mortgages. Total loan production and combined exposure related to these products recorded in finance receivables and loans and loans held for sale for the years ended and as of December 31, 2006 and 2005 is summarized as follows:

			Unpaid principal
	Loan production		balance as of
	for the year		December 31,
($ in millions)	2006	2005	2006	2005

Interest only mortgage loans	$48,335	$43,298	$22,416	$19,361
Payment option adjustable rate mortgage loans	18,308	5,077	1,955	1,114
High loan-to-value (100% or more) mortgage loans	8,768	6,610	11,978	13,364
Below market initial rate (teaser) mortgages	257	537	192	411

The underwriting guidelines for these products takes into consideration the borrower’s capacity to repay the loan and credit

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

history. We believe our underwriting procedures adequately consider the unique risks which may come from these products. We conduct a variety of quality control procedures and periodic audits to ensure compliance with our underwriting standards.

•	Interest-only mortgages — Allow interest-only payments for a fixed period of time. At the end of the interest-only period, the loan payment includes principal payments and increases significantly. The borrower’s new payment, once the loan becomes amortizing (i.e., includes principal payments), will be greater than if the borrower had been making principal payments since the origination of the loan.

•	Payment option adjustable rate mortgages — Permit a variety of repayment options. The repayment options include minimum, interest-only, fully amortizing 30-year and fully amortizing 15-year payments. The minimum payment option sets the monthly payment at the initial interest rate for the first year of the loan. The interest rate resets after the first year, but the borrower can continue to make the minimum payment. The interest-only option sets the monthly payment at the amount of interest due on the loan. If the interest-only option payment would be less than the minimum payment, the interest-only option is not available to the borrower. Under the fully amortizing 30-year and 15-year payment options, the borrower’s monthly payment is set based on the interest rate, loan balance and remaining loan term.

•	High loan-to-value mortgages — Defined as first-lien loans with loan-to-value ratios in excess of 100% or second-lien loans that when combined with the underlying first-lien mortgage loan result in a loan-to-value ratio in excess of 100%.

•	Below market rate (teaser) mortgages — Contain contractual features that limit the initial interest rate to a below market interest rate for a specified time period with an increase to a market interest rate in a future period. The increase to the market interest rate could result in a significant increase in the borrower’s monthly payment amount.

Insurance

Results of Operations
The following table summarizes the operating results of our Insurance operations for the periods indicated. The amounts presented are before the elimination of balances and transactions with our other operating segments.

				2006-2005	2005-2004
Year ended December 31, ($ in millions)	2006	2005	2004	% change	% change

Revenue
Insurance premiums and service revenue earned	$4,149	$3,729	$3,502	11	6
Investment income	1,321	408	345	224	18
Other income	146	122	136	20	(10)

Total Insurance premiums and other income	5,616	4,259	3,983	32	7
Insurance losses and loss adjustment expenses	(2,420)	(2,355)	(2,371)	3	(1)
Acquisition and underwriting expense	(1,478)	(1,186)	(1,043)	25	14
Premium tax and other expense	(92)	(86)	(83)	7	4

Income before income taxes	1,626	632	486	157	30
Income tax expense	(499)	(215)	(157)	132	37

Net income	$1,127	$417	$329	170	27

Total assets	$13,424	$12,624	$11,744	6	8

Insurance premiums and service revenue written	$4,001	$4,039	$3,956	(1)	2

Combined ratio (a)	92.3%	93.9%	95.7%

(a)	Management uses combined ratio as a primary measure of underwriting profitability, with its components measured using accounting principles generally accepted in the United States of America. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all reported losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

2006 Compared to 2005
Net income from Insurance totaled a record $1.1 billion in 2006, as compared to $417 million in 2005. The increase in income was mainly a result of higher realized capital gains of approximately $1.0 billion in 2006 as compared to $108 million in 2005. Underwriting results were favorable primarily due to increased insurance premiums and service revenue earned and improved loss and loss adjustment expense experience partially offset by higher

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

expenses, resulting in a favorable decline of 1.6% in the combined ratio. In addition, 2006 results were enhanced by the first quarter acquisition of MEEMIC, a consumer products business that offers automobile and homeowners insurance in the Midwest.

Insurance premiums and service revenue earned grew by $420 million, or 11%, over 2005. This increase was driven by the extended service contract line primarily due to premiums and revenue from a higher volume of contracts written in prior years. Growth in domestic consumer products, mainly from the acquisition of MEEMIC, was partially offset by a decline in existing business due to a competitive environment. In addition, domestic and international assumed reinsurance businesses grew due to new product introductions, while international consumer products have seen improvement in existing business.

Investment income increased by $913 million or 224% in 2006 compared to 2005. The increase was primarily attributable to higher realized capital gains, as well as increased interest and dividend income due to higher average portfolio balances throughout the majority of the year. During the fourth quarter, as part of our investment and capital strategy, the Insurance operations completed a securities portfolio review and decided to reduce the elevated investment leverage and redirect capital for growth strategies and dividends. This was achieved by reducing the investment in equity securities from just over 30% of total invested assets to under 10%. The proceeds from the sales have been either invested in fixed income securities or will be used to remit dividends in 2007. The market value of the investment portfolio was $7.6 billion and $7.7 billion at December 31, 2006 and 2005, respectively.

Insurance losses and loss adjustment expenses increased by $65 million, or 3%. The increase was primarily driven by the acquisition of MEEMIC and growth in the domestic assumed reinsurance and international consumer products businesses. This increase was partially offset by favorable loss trends experienced in the domestic and international extended service contract product lines driven by product mix, improved vehicle quality and aggressive loss control efforts and lower losses in domestic consumer products due to decreased earned premium. Acquisition and underwriting expenses increased $292 million, or 25% in 2006, as compared to 2005, due to higher insurance premiums and service revenue earned and higher amortization of deferred acquisition costs.

Insurance premiums and service revenue written totaled $4.0 billion in 2006, unchanged from 2005. Impacts in the year can be attributed to fewer extended service contracts sold, lower levels of new business and renewals in domestic consumer products due to a competitive marketplace and the discontinuation of our force-place products. The primary factors impacting extended service contract volume throughout the year were declining vehicle retail sales for GM brand products and lower penetration. The decrease in written business was partially offset by the acquisition of MEEMIC and growth in the assumed reinsurance product line with the introduction of new products.

In addition, the results were impacted by GM’s announcement in the third quarter that it was extending its powertrain warranty in the United States and Canada across its entire 2007 car and light-duty truck lineup. The warranty extension provides coverage for up to five years or 100,000 miles. GM also expanded its roadside assistance and courtesy transportation programs to match the powertrain warranty term. Refunds of $9.7 million were made in the fourth quarter to customers who had already purchased an extended service contract on a 2007 GM vehicle. The ongoing financial impact is expected to be mitigated by alternative products offered to customers immediately after the announcement of the warranty extension.

2005 Compared to 2004
Insurance generated record net income of $417 million in 2005, up $88 million or 27% over the previous record earnings in 2004 of $329 million. The higher net income is evidenced by a decrease in the combined ratio to 93.9% from the prior year of 95.7%, primarily driven by improved loss experience. The increase reflects a combination of strong results achieved through increased premium revenue, higher realized capital gains and improved investment portfolio performance. The favorable impact of these items during 2005 was partially offset by increased acquisition and underwriting expenses and higher income taxes, commensurate with increased volumes and revenues.

The 6% increase in insurance premiums and service revenue earned was driven by business growth across major product lines (domestic and international). Consumer products experienced higher volumes in a highly competitive market, partly driven by the acquisition of several fleet contracts in Mexico. In addition, automotive extended service contracts experienced volume growth, with strong growth outside of the traditional General Motors Protection Plan. Increased earnings were also driven by multi-year extended service contracts and the Guaranteed Asset Protection product written in prior years entering higher earning rate periods. This was partially offset by lower revenues for the automobile dealer physical damage product due to lower dealer inventories.

The increase in investment income was attributable to higher interest and dividends from a larger portfolio balance through the majority of the year, as well as a higher yield on the fixed income portfolio. In addition, a higher amount of capital gains was realized in comparison to 2004. Certain securities were liquidated in December 2005 in anticipation of the acquisition of MEEMIC Insurance Company, which was completed on January 4, 2006, with a purchase price of $325 million.

Industry and Competition
We operate in a highly competitive environment and face significant competition from insurance carriers, reinsurers, third-party administrators, brokers and other insurance-related companies. Competitors in the property and casualty markets in which we operate consist of large multi-line companies and smaller specialty carriers. Our competitors sell directly to customers through the mail

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

or the internet, or they use agency sales forces. None of the companies in this market, including us, holds a dominant overall position in these markets.

Through our Insurance operations, we provide automobile and homeowners insurance, automobile mechanical protection, reinsurance and commercial insurance. We primarily operate in the United States; however, we also have operations in the United Kingdom, Canada, Mexico, and throughout Europe and Latin America.

Factors affecting our consumer products business include overall demographic trends that impact the volume of vehicle owners requiring insurance policies, as well as claims behavior. Since the business is highly regulated in the U.S. by state insurance agencies and primarily by national regulators outside the U.S., differentiation is largely a function of price and service quality. In addition to pricing policies, profitability is a function of claims costs as well as investment income. Although the industry does not experience significant seasonal trends, it can be negatively impacted by extraordinary weather conditions that can affect frequency and severity of automobile claims. Our automotive extended service contract business is dependent on new vehicle sales and market penetration.

The Insurance operations are subject to market pressures which can result in price erosion in the personal automobile and commercial insurance products. In addition, future performance can be impacted by extraordinary weather that can affect frequency and severity of automobile and other contract claims.

While we expect that contract volumes will grow, we are unable to predict if market pricing pressures will adversely impact future performance.

Royalty Arrangement
For certain insurance products, GM and GMAC have entered into agreements allowing GMAC to use the GM name on certain insurance products. In exchange, GMAC will pay to GM a minimum annual guaranteed royalty fee of $15 million.

Consumer Products
We underwrite and market non-standard, standard and preferred risk physical damage and liability insurance coverages for private passenger automobiles, motorcycles, recreational vehicles and commercial automobiles through independent agency, direct response and internet channels. Additionally, we market private-label insurance through a long-term agency relationship with Homesite Insurance, a national provider of home insurance products. We currently operate in 48 states and the District of Columbia in the United States, with a significant amount of our business written in California, Florida, Michigan, New York and North Carolina.

As of December 31, 2006, we had approximately 1.9 million consumer products policyholders. Our consumer product policies are offered on a direct response basis through affinity groups, worksite programs, the internet and through an extensive network of independent agencies. Approximately 435,000 of our policyholders were GM-related persons as of December 31, 2006. Through our relationship with GM, we utilize direct response and internet channels to reach GM’s current employees and retirees, as well as their families, and GM dealers and suppliers and their families. We have similar programs that utilize relationships with affinity groups. In addition, we reach a broader market of customers through independent agents and internet channels.

While we underwrite most of the consumer products we offer, we do not underwrite the homeowners insurance offered through the GMAC Insurance Homeowners Program. The GMAC Insurance Homeowners Program is a long-term agency relationship between GMAC Insurance and Homesite Insurance, a national provider of home insurance products. The relationship provides for Homesite Insurance to be the exclusive underwriter of homeowners insurance for our direct automobile and home insurance customer base, with Homesite Insurance assuming all underwriting risk and administration responsibilities. We receive a commission based on the policies written through this program.

ABA Seguros, one of Mexico’s largest automobile insurers, is a subsidiary of GMAC Insurance. ABA Seguros underwrites personal automobile insurance and certain consumer and commercial business coverages exclusively in Mexico. In Europe, we assume selected motor insurance risks, including credit life, through programs with Vauxhall, Opel and SAAB vehicle owner relationships as well as similar programs in Latin America and Asia Pacific regions. We also sell personal automobile insurance in Ontario and Quebec, Canada and in Germany.

Other Consumer Products
We are a leading provider of automotive extended service contracts with mechanical breakdown and maintenance coverages. Our automotive extended service contracts offer vehicle owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle warranty. These extended service contracts are marketed through automobile dealerships, on a direct response basis and through independent agents in the U.S. and Canada. The extended service contracts cover virtually all vehicle makes and models; however, our flagship extended service contract product is the General Motors Protection Plan. A significant portion of our overall vehicle service contracts is through the General Motors Protection Plan and covers vehicles manufactured by General Motors and its subsidiaries.

Our other products include Guaranteed Asset Protection (GAP) Insurance, which allows the recovery of a specified economic loss beyond the insured value. Internationally, our U.K.-based Car Care Plan subsidiary sells GAP products and provides automotive extended service contracts to customers via direct and dealer distribution channels; it is a leader in the extended service contract market in the U.K. Car Care Plan also operates in Mexico, Brazil and Germany.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Commercial Products
We provide commercial insurance, primarily covering dealers’ wholesale vehicle inventory, and reinsurance products. Internationally, ABA Seguros provides certain commercial business insurance exclusively in Mexico and Car Care Plan reinsures dealer vehicle inventory in Europe, Latin America and Asia Pacific.

We are a market leader with respect to wholesale vehicle inventory insurance. Our wholesale vehicle inventory insurance provides physical damage protection for dealers’ floor plan vehicles. It includes coverage for both GMAC and non-GMAC financed inventory and is available in the U.S. to virtually all new car franchise dealerships.

We also conduct reinsurance operations primarily in the United States market through our subsidiary, GMAC RE, which underwrites diverse property and casualty risks. Reinsurance coverage is primarily insurance for insurance companies, designed to stabilize their results, protect against unforeseen events and facilitate business growth. We primarily provide reinsurance through broker treaties and direct treaties with other insurers, and we also provide facultative reinsurance. Facultative reinsurance allows the reinsured party the option of submitting individual risks and allows the reinsurer the option of accepting or declining individual risks. Reinsurance products are offered internationally, generated primarily from GM and GMAC distribution channels.

International operations also manage a fee-focused insurance program on which commissions are earned from third party insurers offering insurance products primarily to GMAC customers worldwide.

Underwriting and Risk Management
We determine the premium rates for our insurance policies and pricing for our extended service contracts based upon an analysis of expected losses using historical experience and anticipated future trends. For example, in pricing our extended service contracts, we make assumptions as to the price of replacement parts and repair labor rates in the future.

In underwriting our insurance policies and extended service contracts, we assess the particular risk involved and determine the acceptability of the risk, as well as the categorization of the risk for appropriate pricing. We base our determination of the risk on various assumptions tailored to the respective insurance product. With respect to extended service contracts, assumptions include the quality of the vehicles produced and new model introductions. Personal automotive insurance assumptions include individual state regulatory requirements.

In some instances, ceded reinsurance is used to reduce the risk associated with volatile businesses, such as catastrophe risk in United States dealer vehicle inventory insurance or smaller businesses, such as Canadian automobile or European dealer vehicle inventory insurance. In 2006 we ceded approximately 12% of our consumer products insurance premiums to government-managed pools of risk. Our consumer products business is covered by traditional catastrophe protection, aggregate stop loss protection and an extension of catastrophe coverage for hurricane events. In addition, loss control techniques, such as hail nets or storm path monitoring to assist dealers in preparing for severe weather, help to mitigate loss potential.

We mitigate losses by the active management of claim settlement activities using experienced claims personnel and the evaluation of current period reported claims. Losses for these events may be compared to prior claims experience, expected claims or loss expenses from similar incidents to assess the reasonableness of incurred losses.

Loss Reserves
In accordance with industry and accounting practices and applicable insurance laws and regulatory requirements, we maintain reserves for both reported losses and losses incurred but not reported, as well as loss adjustment expenses. These reserves are based on various estimates and assumptions and are maintained both for business written on a current basis and policies written and fully earned in prior years, to the extent there continues to be outstanding and open claims in the process of resolution. Refer to the Critical Accounting Estimates section of this MD&A and Note 1 to our Consolidated Financial Statements for further discussion. The estimated values of our prior reported loss reserves and changes to the estimated values are routinely monitored by credentialed actuaries. Our reserve estimates are regularly reviewed by management. However, since the reserves are based on estimates and numerous assumptions, the ultimate liability may differ from the amount estimated.

Investments
A significant aspect of our Insurance operations is the investment of proceeds from premiums and other revenue sources. We will use these investments to satisfy our obligations related to future claims at the time such claims are settled. Investment securities are classified as available for sale and carried at fair value. Holding period losses on investment securities that are considered by management to be other than temporary are recognized in earnings, through a write-down in the carrying value to the current fair value of the investment. Unrealized gains or losses (excluding other than temporary impairments) are included in other comprehensive income, as a component of equity. Fair value of fixed income and equity securities is based upon quoted market prices where available.

Our Insurance operations have a Finance Committee, which develops guidelines and strategies for these investments. The guidelines established by this finance committee reflect our risk tolerance, liquidity requirements, regulatory requirements and rating agencies considerations, among other factors. Our investment portfolio is managed by General Motors Asset Management (GMAM). GMAM directly manages certain portions of our insurance investment portfolio and recommends, oversees and evaluates specialty asset managers in other areas.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Financial Strength Ratings
Substantially all of our U.S. Insurance operations have a Financial Strength Rating (FSR) and an Issuer Credit Rating (ICR) from A.M. Best Company. Our Insurance operations outside the U.S. are not rated. The FSR is intended to be an indicator of the ability of the insurance company to meet its senior most obligations to policyholders. Lower ratings generally result in fewer opportunities to write business as insureds, particularly large commercial insureds, and insurance companies purchasing reinsurance, have guidelines requiring high FSR ratings.

On November 30, 2006, A.M. Best confirmed the FSR of our U.S. Insurance companies at A− and raised the outlook to stable.

Other Operations

In 2006, net loss for our Other operations was $881 million as compared to $36 million in 2005. The decrease from the prior year was mainly due to the decline in our income from Capmark (our former commercial mortgage operation) of $237 million due to the sale of 79% of the business on March 23, 2006, additional non-cash goodwill impairment charges, higher loss provisions and the tax impact related to the company’s LLC conversion.

At our Commercial Finance Group, we recognized non-cash goodwill and intangible asset impairment charges in accordance with Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), of $840 million ($695 million after-tax) during 2006 as the carrying value for the assets were greater than their fair value based on a discounted cash flow model. The business also experienced a goodwill impairment charge of $712 million ($439 million after-tax) million in 2005. All goodwill for our Other operations has been written off as of December 31, 2006. The provision for credit losses increased by $122 million mostly due to a decline in the present value of expected future cash flows or collateral value, for collateral dependent loans, resulting from management’s decision to take a liquidate versus hold approach to many troubled legacy accounts. Higher funding and maintenance costs on these primarily non-earning loans drove the change in approach. Finally, the results were also unfavorably impacted by the write-off of $115 million of deferred tax assets related to the LLC conversion.

Net financing revenue and other income decreased mainly from the sale of Capmark in 2006, as the results of operations of Capmark were fully consolidated in 2005.

In 2005, our Other operations incurred a net loss of $36 million as compared to net income of $320 million in 2004. The decrease mainly resulted from goodwill impairment in 2005 of $712 million ($439 million after-tax) related to our Commercial Finance Group and our affordable housing partnership business within our former commercial mortgage business. These charges resulted from the carrying value for the assets were greater than their fair value based on a discounted cash flow model, as determined during our annual impairment tests required to be made for all of our reporting units in accordance with SFAS 142. Net income was also negatively affected by an increase in other noninterest expense of $77 million. These declines were partially offset by increases in net financing revenue and other income of $307 million due to higher loan production and asset levels and lower income taxes of $126 million due to lower earnings.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Funding and Liquidity

Funding Sources and Strategy
Our liquidity and our ongoing profitability is, in large part, dependent upon our timely access to capital and the costs associated with raising funds in different segments of the capital markets. Over the past several years, our funding strategy has focused on the development of diversified funding sources across a global investor base, both public and private and, as appropriate, the extension of debt maturities. This diversification has been achieved in a variety of ways, including whole loan sales, the public debt capital markets, conduit facilities and asset-backed securities, as well as through deposit-gathering and other financing activities.

In 2006, as part of the Sale Transactions, GMAC was able to further diversify our funding through the issuance of $2.1 billion in preferred interests to FIM Holdings, GM and GM Preferred Finance Co. Holdings, Inc. Additionally, as a result of the Sale Transactions and improved credit ratings, our unsecured credit spreads tightened.

During the first quarter of 2007, under the terms of the purchase and sale agreement between FIM Holdings and GM, a final purchase price adjustment is required to the extent that GMAC’s equity upon the November 30, 2006 closing of the sale transaction differs from a specified level. As a result, we expect to receive a common equity injection from GM of approximately $1 billion, based on these final settlement provisions.

In 2005, as a result of a series of credit rating downgrades, our unsecured credit spreads widened to unprecedented levels. In anticipation of and as a result of these credit rating actions, we modified our diversified funding strategy to focus on secured funding and automotive whole loan sales. These funding sources are generally unaffected by ratings on unsecured debt and, therefore, offer both relative stability in spread and access to the market.

The diversity of our funding sources enhances funding flexibility, limits dependence on any one source of funds and results in a more cost effective strategy over the longer term. In developing this approach, management considers market conditions, prevailing interest rates, liquidity needs and the desired maturity profile of our liabilities. This strategy has helped us maintain liquidity during periods of weakness in the capital markets, changes in our business or changes in our credit ratings. Despite our diverse funding sources and strategies, our ability to maintain liquidity may be affected by certain risk. Refer to Risk Factors in Item 1A. for further discussion.

The following table summarizes debt and other sources of funding by source for the periods indicated:

	Outstanding
		2005
December 31, ($ in millions)	2006	(Restated)

Commercial paper	$1,523	$524
Institutional term debt	70,266	82,538
Retail debt programs	29,308	34,482
Secured financings	123,485	121,138
Bank loans and other	12,512	15,704

Total debt (a)	237,094	254,386
Bank deposits (b)	10,488	6,855
Off-balance sheet securitizations: (c)
Retail finance receivables	7,456	3,165
Wholesale loans	18,624	20,724
Mortgage loans	118,918	77,573

Total funding	392,580	362,703
Less: cash reserves (d)	(18,252)	(19,605)

Net funding	$374,328	$343,098

Leverage ratio per covenant (e)	10.8:1	7.6:1

Funding commitments ($ in billions)
Bank liquidity facilities (f)	$43.8	$44.1
Secured funding facilities (g)	$188.7	$161.8

(a)	Excludes fair value adjustment as described in Note 12 to our Consolidated Financial Statements.
(b)	Includes consumer and commercial bank deposits and dealer wholesale deposits.
(c)	Represents net funding from securitizations of retail and wholesale automotive receivables and mortgage loans accounted for as sales, as further described in Note 7 to our Consolidated Financial Statements.
(d)	Includes $15.5 billion cash and cash equivalents and $2.8 billion invested in marketable securities at December 31, 2006, and $15.4 billion and $4.2 billion, respectively, at December 31, 2005.
(e)	As described in Note 12 to our Consolidated Financial Statements, our liquidity facilities and certain other funding facilities contain a leverage ratio covenant of 11.0:1, which excludes from debt certain securitization transactions that are accounted for on-balance sheet as secured financings (totaling $81,461 and $94,346 at December 31, 2006, and December 31, 2005, respectively).
(f)	Represents both committed and uncommitted bank liquidity facilities. Refer to Note 12 to our Consolidated Financial Statements for details.
(g)	Represents both committed and uncommitted secured funding facilities. Includes commitments with third-party asset-backed commercial paper conduits, as well as forward flow sale agreements with third parties, securities purchase commitments with third parties and repurchase facilities. Refer to Note 12 to our Consolidated Financial Statements for further details.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Short-term Debt
We obtain short-term funding from the sale of floating rate demand notes under a program referred to as GMAC LLC Demand Notes. These notes can be redeemed at any time at the option of the holder thereof without restriction.

Long-term Unsecured Debt
Our long-term unsecured financings are generated to fund long-term assets, over-collateralization required to support our conduits, the liquidity portfolio and the continued growth of our loan portfolios. We meet these financing needs from a variety of sources, including public corporate debt and credit facilities. The public corporate debt markets are a key source of financing for us. We access these markets by issuing senior unsecured notes, but are pursuing other structures that will provide efficient sources of term liquidity. Following the Sale Transactions and after being absent from the U.S. capital markets for a couple years, on December 15, 2006, we issued $1 billion of Senior Unsecured Notes due December 15, 2011.

GMAC has various liquidity facilities with a number of different lenders in multiple jurisdictions. As a result of having to restate prior period financial information to eliminate hedge accounting treatment that had been applied to certain callable debt hedged with derivatives, it is possible that some of our lenders under certain of our liquidity facilities could claim that they are not obligated to honor their commitments. While such a claim would not be entirely unreasonable, we believe that any such claims would not be sustainable. Nor do we believe that this matter is likely to be tested, because we have no current need or intention to draw on any of the more significant existing facilities, and renewal and revision of them is imminent, which likely will eliminate the issue. There can be no assurance that we are correct in our assessments. If we are not, and multiple claims were asserted and substantiated, available funding under certain of our liquidity facilities could be adversely impacted. However, we believe such an impact is manageable because of our current, substantial liquidity position, including $18.3 billion of global cash balances, among various other sources of liquidity.

From time to time, we repurchase previously issued debt as part of our cash and liquidity management strategy. In October 2006 we successfully completed a debt tender offer to retire $1 billion of deferred interest debentures, which will contribute to interest savings going forward.

We have also been able to diversify our unsecured funding through the formation of ResCap. ResCap, an indirect wholly owned subsidiary, was formed as the holding company of our residential mortgage businesses and, in the second quarter of 2005, successfully achieved an investment grade rating (separate from GMAC). In the fourth quarter of 2005, ResCap filed a $12 billion shelf registration statement and has subsequently issued $8.5 billion of notes through December 31, 2006.

Secured Financings and Off-Balance Sheet Securitizations
As part of our ongoing funding and risk management practices, we have established secondary market trading and securitization arrangements that provide long-term financing primarily for our automotive and mortgage loans. We have had consistent and reliable access to these markets through our securitization activities in the past and expect to continue to access the securitization markets. Refer to the Off Balance Sheet Arrangements section of this MD&A for further detail.

In 2006 approximately 91% of our U.S. Automotive volume was funded through a secured funding arrangement or automotive whole loan sale. The increased use of whole loan sales is part of the migration to an “originate and sell” model for our U.S. Automotive Finance business. In 2006 we executed approximately $16 billion in automotive whole loan sales.

Customer Deposits
Through our banking activities in our Automotive Finance and ResCap operations, bank deposits (certificates of deposits and brokered deposits) have become an important funding source for us.

Cash Reserves
We maintain a large cash reserve, including certain marketable securities that can be utilized to meet our obligations in the event of any market disruption. GMAC ended the year with exceptional liquidity. Cash and cash equivalents and certain marketable securities totaled $18.3 billion as of December 31, 2006, up from $14.1 billion on September 30, 2006. The increase in cash reflects stronger-than-expected capital markets during the fourth quarter, which allowed GMAC and ResCap to raise additional unsecured funds at cost effective levels.

Other Sources
On March 23, 2006, we completed the sale of approximately 79% of our equity in Capmark. Under the terms of the transaction, we received $8.8 billion at closing, which is comprised of sale proceeds and repayment of intercompany debt, thereby increasing our liquidity position and reducing the amount of funding required.

Funding Commitments
We actively manage our liquidity and mitigate our liquidity risk by maintaining sufficient short-term and long-term financing, maintaining diversified secured funding programs and maintaining sufficient reserve liquidity. Refer to Note 12 for further detail.

In April 2006 in conjunction with the announcement of the sale of 51% of GMAC, we announced that we expected to arrange two asset-backed funding facilities totaling up to $25 billion, which would support our ongoing business and enhance our liquidity position. Citigroup has committed $12.5 billion in aggregate to these two facilities. In August 2006, we closed on the first of the two asset backed funding facilities, a three year, $10 billion facility with a subsidiary of Citigroup. In a review of GMAC’s overall liquidity position, GMAC has decided to pursue a smaller asset-based funding facility and is in the process of structuring that facility at the present time. The funding facilities are in addition to Citigroup’s initial equity investment in FIM Holdings.

Credit Ratings
The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

creditworthiness of a particular company, security or obligation. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. This is particularly true for certain term debt institutional investors whose investment guidelines require investment grade term ratings and for short-term institutional investors (money market investors in particular) whose investment guidelines require the two highest rating categories for short-term debt. Substantially all of our debt has been rated by nationally recognized statistical rating organizations.

Concerns over the competitive and financial strength of GM, including how it will fund its health care liabilities and uncertainties at Delphi Corporation, resulted in a series of credit rating actions, which commenced late in 2001. In the second and third quarters of 2005, Standard & Poor’s, Fitch and Moody’s downgraded GMAC’s senior debt to a non-investment grade rating with DBRS continuing to maintain an investment grade rating on our senior debt. In the fourth quarter of 2005, Fitch and S&P downgraded our ratings further. As a result of GM’s announcement on October 17, 2005, that it was exploring the possible sale of a controlling interest in us to a strategic partner, the four rating agencies changed our review status to either evolving or developing. On March 16, 2006, Moody’s placed our senior unsecured ratings under review for a possible downgrade. Following the April 3, 2006 announcement by GM that it agreed to sell a 51% interest in us, Fitch revised our rating watch status to Positive from Evolving, indicating that the ratings may be upgraded or maintained at current levels. As a result of the consummation of GM’s sale of a controlling stake in GMAC, S&P and Fitch raised GMAC’s ratings, although they remain below investment grade. Fitch removed the rating from Ratings Watch, and S&P removed the rating from CreditWatch. Both DBRS and Moody’s affirmed our ratings.

The following table summarizes our current ratings, outlook and the date of last rating or outlook change by the respective nationally recognized rating agencies.

Rating	Commercial	Senior		Date of
agency	paper	debt	Outlook	last action

Fitch	B	BB+	Positive	November 30, 2006 (a)
Moody’s	Not-Prime	Ba1	Negative	November 30, 2006 (b)
S&P	B-1	BB+	Developing	November 27, 2006 (c)
DBRS	R-3	BBB (low)	Stable	November 30, 2006 (d)

(a)	Fitch upgraded our senior debt to BB+ from BB, affirmed the commercial paper rating of B, and removed the rating from Rating Watch on November 30, 2006. The outlook remained Positive.
(b)	Moody’s confirmed our senior debt rating at Ba1 and the commercial paper rating at Not-Prime, removed the rating from CreditWatch and maintained the outlook at Negative on November 30, 2006.
(c)	Standard & Poor’s upgraded our senior debt to BB+ from BB, confirmed the commercial paper rating of B-1, removed the rating from CreditWatch and maintained the Developing outlook on November 27, 2006.
(d)	DBRS confirmed our senior debt of BBB (low) and the commercial paper rating of R-3, removed the rating from Under Review status and changed the outlook from Developing to Stable on November 30, 2006.

In addition, ResCap, our indirect wholly owned subsidiary, has investment grade ratings (separate from GMAC) from the nationally recognized rating agencies. The following table summarizes ResCap’s current ratings, outlook and the date of the last rating or outlook change by the respective agency.

Rating	Commercial	Senior		Date of
agency	paper	debt	Outlook	last action

Fitch	F2	BBB	Positive	November 30, 2006 (a)
Moody’s	P-3	Baa3	Stable	November 30, 2006 (b)
S&P	A-3	BBB	Negative	November 27, 2006 (c)
DBRS	R-2 (middle)	BBB	Stable	November 30, 2006 (d)

(a)	Fitch upgraded the senior debt of ResCap to BBB from BBB–, upgraded the commercial paper rating to F2 from F3, removed the ratings from Rating Watch Positive and maintained the outlook at Positive on November 30, 2006.
(b)	Moody’s affirmed its rating of the senior debt of ResCap at Baa3 and of the commercial paper rating at P3, removed the review status of the long-term debt ratings and assigned a stable outlook at November 30, 2006.
(c)	Standard & Poor’s upgraded the senior debt of ResCap to BBB from BBB–, affirmed the short-term rating of A-3, removed the ratings from Credit Watch and changed the outlook from Evolving to Negative on November 27, 2006.
(d)	DBRS initial ratings for ResCap were assigned and on October 11, 2005, DBRS placed the ratings under review with developing implications and affirmed the review status on October 17, 2005. On November 30, 2006, DBRS affirmed ResCap’s short- and long-term ratings, removed the rating from Under Review status and changed the outlook from Developing to Stable.

Derivative Financial Instruments
In managing the interest rate and foreign exchange exposures of a multinational finance company, we utilize a variety of interest rate and currency derivative financial instruments. As an end user of these financial instruments, we are in a better position to minimize our funding costs, enhancing our ability to offer attractive, competitive financing rates to our customers. Our derivative financial instruments consist primarily of interest rate swaps, futures and options, currency swaps, and forwards used to hedge related assets or funding obligations. The use of these instruments is further described in Note 15 to our Consolidated Financial Statements.

Derivative financial instruments involve, to varying degrees, elements of credit risk in the event a counterparty should default, and market risk, as the instruments are subject to rate and price fluctuations. Credit risk is managed through periodic monitoring and approval of financially sound counterparties and through limiting the potential credit exposures to individual counterparties to predetermined exposure limits. Market risk is inherently limited by the fact that the instruments are used for risk management purposes only and, therefore, generally designated as hedges of assets or liabilities. Market risk is also managed on an ongoing basis by monitoring the fair value of each financial instrument position and further by measuring and monitoring the volatility of such positions, as further described in the Market Risk section of this MD&A.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Off-balance Sheet Arrangements

We use off-balance sheet entities as an integral part of our operating and funding activities. The arrangements include the use of qualifying special purpose entities (QSPEs) and variable interest entities (VIEs) for securitization transactions, mortgage warehouse facilities and other mortgage-related funding programs. The majority of our off-balance sheet arrangements consist of securitization structures believed to be similar to those used by many other financial service companies.

The following table summarizes assets carried off-balance sheet in these entities.

December 31, ($ in billions)	2006	2005

Securitization (a)
Retail finance receivables	$8.2	$6.0
Wholesale loans	19.9	21.4
Mortgage loans	121.7	79.4

Total securitization	149.8	106.8
Other off-balance sheet activities Mortgage warehouse	0.3	0.6
Other mortgage	0.1	0.2

Total off-balance sheet activities	$150.2	$107.6

(a)	Includes only securitizations accounted for as sales under SFAS 140, as further described in Note 7 to our Consolidated Financial Statements.

Securitization
As part of our ongoing operations and overall funding and liquidity strategy, we securitize consumer automotive finance retail contracts, wholesale loans, mortgage loans, and asset-backed securities. Securitization of assets allows us to diversify funding sources by enabling us to convert assets into cash earlier than what would have occurred in the normal course of business and to support the core activities of Automotive Finance and ResCap relative to originating and purchasing finance receivables and loans. Termination of our securitization activities would reduce funding sources for both Automotive Finance and ResCap and disrupt the core mortgage banking activity, adversely impacting our operating results.

Information regarding our securitization activities is further described in Note 7 to our Consolidated Financial Statements. As part of these activities, assets are generally sold to bankruptcy-remote subsidiaries. These bankruptcy-remote subsidiaries are separate legal entities that assume the risk and reward of ownership of the receivables. Neither we nor these subsidiaries are responsible for the other entities’ debts, and the assets of the subsidiaries are not available to satisfy our claim or those of our creditors. In turn, the bankruptcy-remote subsidiaries establish separate trusts to which they transfer the assets in exchange for the proceeds from the sale of asset- or mortgage-backed securities issued by the trust. The trusts’ activities are generally limited to acquiring the assets, issuing asset- or mortgage-backed securities, making payments on the securities and periodically reporting to the investors. Due to the nature of the assets held by the trusts and the limited nature of each trust’s activities, most trusts are QSPEs, in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). In accordance with SFAS 140, assets and liabilities of the QSPEs are generally not consolidated in our Consolidated Balance Sheet, and therefore, we account for the transfer of assets into the QSPE as a sale.

Certain of our securitization transactions, while similar in legal structure to the transactions described in the foregoing (i.e., the assets are legally sold to a bankruptcy-remote subsidiary), do not meet the isolation and control criteria of SFAS 140 and, therefore, are accounted for as secured financings. As secured financings, the underlying automotive finance retail contracts, automotive leases or mortgage loans remain in our Consolidated Balance Sheet with the corresponding obligation (consisting of the debt securities issued) reflected as debt. We recognize income on the finance receivables, automotive leases and loans and interest expense on the securities issued in the securitization, and we provide for credit losses on the finance receivables and loans as incurred. Approximately $94.3 billion and $98.7 billion of our finance receivables, automotive leases and loans were related to secured financings at December 31, 2006 and 2005, respectively. Refer to Note 12 to our Consolidated Financial Statements for further discussion.

The increase in the amount of mortgage loans carried in off-balance sheet facilities reflects ResCap’s increased use of securitization transactions accounted for as sales versus those accounted for as secured financings, and whole loan sales in order to take advantage of certain market conditions in 2006 in which it was, more economical to securitize or sell the credit risk on nonprime and home equity products, from a pricing and execution perspective, than to retain them on-balance sheet.

As part of our securitization activities, we typically agree to service the transferred assets for a fee, and we may earn other related ongoing income. We may also retain a portion of senior and subordinated interests issued by the trusts; for transactions accounted for as sales, these interests are reported as investment securities in our Consolidated Balance Sheet and are disclosed in Note 7 to our Consolidated Financial Statements. Subordinate interests typically provide credit support to the more highly rated senior interests in a securitization transaction and may be subject to all or a portion of the first loss position related to the sold assets. The amount of the fees earned and the levels of retained interests that we maintain are disclosed in Note 5 to our Consolidated Financial Statements.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

We sometimes use derivative financial instruments to facilitate securitization activities, as further described in Note 15 to our Consolidated Financial Statements.

Our exposure related to the securitization trusts is generally limited to cash reserves held for the benefit of investors in the trusts’ retained interests and certain purchase obligations. The trusts have a limited life and generally terminate upon final distribution of amounts owed to investors or upon exercise by us, as servicer, of a cleanup call option when the servicing of the sold contracts becomes burdensome. In addition, the trusts do not invest in our equity or in the equity of any of our affiliates. In certain transactions, limited recourse provisions exist that allow holders of the asset- or mortgage-backed securities to put those securities back to us.

We have also entered into agreements to provide credit loss protection for certain high loan-to-value (HLTV) mortgage loan securitization transactions. We are required to perform on our guaranty obligation when the security credit enhancements are exhausted and losses are passed through to investors. The guarantees terminate the first calendar month during which the security aggregate note amount is reduced to zero. Refer to Note 23 to our Consolidated Financial Statements and the Guarantees section in this MD&A for further information.

Other Off-Balance Sheet Activities
We also use other off-balance sheet entities for operational and liquidity purposes, which are in addition to the securitization activities that are part of the transfer and servicing of financial assets under SFAS 140 (as described in the previous section). The purposes and activities of these entities vary, with some entities representing QSPEs under SFAS 140 and others, whose activities are not sufficiently limited to meet the QSPE criteria of SFAS 140, considered to be VIEs and accounted for in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R).

We may also act as a counterparty in derivative financial instruments with these entities to facilitate transactions. Although representing effective risk management techniques, these derivative financial instrument positions do not qualify for hedge accounting treatment, as the assets or liabilities that are economically hedged are carried off-balance sheet. As such, these derivative financial instruments are reported in our Consolidated Balance Sheet at fair value, with valuation adjustments reflected in our Consolidated Statement of Income on a current period basis, and are disclosed in Note 15 to our Consolidated Financial Statements.

Our most significant off-balance sheet entity is described as follows:

•	New Center Asset Trust (NCAT) — NCAT is a QSPE that was established for purchasing and holding privately issued asset-backed securities created through our automotive finance asset securitization activities, as previously described. NCAT funds the activity through the issuance of asset-backed commercial paper. NCAT acquires the asset-backed securities from special purpose trusts established by our limited purpose bankruptcy-remote subsidiaries. As of December 31, 2006, NCAT had $9.5 billion in asset-backed securities, which were fully supported by commercial paper. We act as administrator of NCAT to provide for the administration of the trust. NCAT maintains a $18.3 billion revolving credit agreement, characterized as a liquidity and receivables purchase facility, to support its issuance of commercial paper. Refer to Note 12 to our Consolidated Financial Statements for further discussion. The assets underlying the NCAT securities are retail finance receivables, wholesale loans and operating leases that are securitized as a part of our automotive finance funding strategies. As such, the $9.5 billion of NCAT securities outstanding at December 31, 2006, are considered in the non-mortgage securitization amounts included in the table on page 46.

We do not guarantee debt issued in connection with any of our off-balance sheet facilities, nor do we guarantee liquidity support (to the extent applicable) that is provided by third-party banks. Further, there are limited recourse provisions that would permit holders to put debt obligations back to us. If liquidity banks fail to renew their commitment (which commitments may be subject to periodic renewal) and we are unable to find replacement liquidity support or alternative financing, the outstanding commercial paper would be paid with loans from participating banks, and proceeds from the underlying assets would be used to repay the banks. Finally, none of these entities related to our off-balance sheet facilities owns stock in us or any of our affiliates.

Purchase Obligations and Options
Certain of the structures related to securitization transactions and other off-balance sheet activities contain provisions, which are standard in the securitization industry, where we may (or, in limited circumstances, are obligated to) purchase specific assets from the entities. Our purchase obligations relating to off-balance sheet transactions are as follows:

•	Representations and warranties obligations — In connection with certain asset sales and securitization transactions, we typically deliver standard representations and warranties to the purchaser regarding the characteristics of the underlying transferred assets. These representations and warranties conform to specific guidelines, which are customary in securitization transactions. These clauses are intended to ensure that the terms and conditions of the sales contracts are met upon transfer of the assets. Prior to any sale or securitization transaction, we perform due diligence with respect to the assets to be included in the sale to ensure that they meet the purchaser’s requirements, as expressed in the representations and warranties. Due to these procedures, we believe the potential for loss under these arrangements is remote. Accordingly, no liability is reflected in our Consolidated Balance Sheet related to these potential obligations. The maximum potential amount of future payments we could be required to make would be equal to the current balances of all

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

assets subject to such securitization or sale activities. We do not monitor the total value of assets historically transferred to securitization vehicles or through other asset sales. Therefore, we are unable to develop an estimate of the maximum payout under these representations and warranties.

Representations and warranties made by us in off-balance sheet arrangements relate to the required characteristics of the receivables (e.g., contains customary and enforceable provisions, is secured by an enforceable lien, has an original term of no less than x months and no greater than y months, etc.) as of the initial sale date. Purchasers rely on these representations and warranties, which are common in the securitization industry, when purchasing the receivables. In connection with mortgage assets, it is common industry practice to include assets in a sale of mortgage loans before we have physically received all of the original loan documentation from a closing agent, recording office or third-party register. In these cases, the loan origination process is completed through the disbursement of cash and the settlement process with the consumer; however, all of the loan documentation may not have been received by us and, in some cases, delivered to custodians that hold them for investors. When the documentation process is not yet complete, a representation is given that documents will be delivered within a specified number of days after the initial sale date.

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

We purchased $157 million and $29 million in mortgage assets under these provisions in 2006 and 2005, respectively. The majority of purchases under representations and warranties occurring in 2006 and 2005 resulted from the inability to deliver underlying mortgage documents within a specified number of days after the initial sale date. The remaining purchases occurred due to a variety of non-conformities (typically related to clerical errors discovered after sale in the post-closing review).

•	Administrator or servicer actions — In our capacity as servicer, we covenant, in certain automotive securitization transaction documents, that we will not amend or modify certain characteristics of any receivable after the initial sale date (e.g., amount financed, annual percentage rate, etc.). In addition, we are required to service sold receivables in the same manner in which we service owned receivables. In servicing our owned receivables, we may make changes to the underlying contracts at the request of the borrower, for example, because of errors made in the origination process or to prevent imminent default as a result of temporary economic hardship (e.g., borrower requested deferrals or extensions). When we would otherwise modify an owned receivable in accordance with customary servicing practices, therefore, we are required to modify a sold and serviced receivable, also in accordance with customary servicing procedures. If the modification is not otherwise permitted by the securitization transaction documents, we are required to purchase such serviced receivable that has been sold. We purchased $27 million and $76 million in automotive receivables under these provisions in 2006 and 2005, respectively.

Our purchase options relating to off-balance sheet transactions are as follows:

•	Asset performance conditional calls — In our mortgage off-balance sheet transactions, we typically retain the option (but not an obligation) to purchase specific assets that become delinquent beyond a specified period of time, as set forth in the transaction legal documents (typically 90 days). We report affected assets when the purchase option becomes exercisable. Assets are purchased after the option becomes exercisable when it is in our best economic interest to do so. We purchased $324 million and $99 million of mortgage assets under these provisions in 2006 and 2005, respectively.

•	Cleanup calls — In accordance with SFAS 140, we retain a cleanup call option in securitization transactions that allows the servicer to purchase the remaining transferred financial assets, once such assets or beneficial interests reach a minimal level and the cost of servicing those assets or beneficial interests become burdensome in relation to the benefits of servicing (defined as a specified percentage of the original principal balance). We purchased $1.3 billion and $2.9 billion in assets under these cleanup call provisions in 2006 and in 2005, respectively.

When purchases of assets from off-balance sheet facilities occur, either as a result of an obligation to do so or upon us obtaining the ability to acquire sold assets through an option, any resulting purchase is executed in accordance with the legal terms in the facility or specific transaction documents. In most cases, we record no net gain or loss, as the provisions for the purchase of specific assets in automotive receivables and mortgage asset transactions state that the purchase price is equal to the unpaid principal balance (i.e., par value) of the receivable, plus any accrued interest thereon. An exception relates to cleanup calls, which may result in a net gain or loss. In these cases, we record assets when the option to purchase is exercisable, as determined by the legal documentation. Any difference between the purchase price and amounts paid to discharge third-party beneficial interests is remitted to us through the recovery on the related retained interest. Any resulting gain or loss is recognized upon the exercise of a cleanup call option.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Guarantees

We have entered into arrangements that contingently require payments to non-consolidated third parties that are defined as guarantees. The following table summarizes primary categories of guarantees, with further qualitative and quantitative information in Note 23 to our Consolidated Financial Statements:

		Carrying
	Maximum	value of
December 31, 2006 ($ in millions)	liability	liability

Standby letters of credit	$161	$7
HLTV and international securitization	108	—
Agency loan program	6,390	—
Guarantees for repayment of third-party debt	617	—
Repurchase guarantees	204	—
Non-financial guarantees	233	—
Other guarantees	223	4

Standby letters of credit — Letters of credit are issued by our financing and ResCap operations that represent irrevocable guarantees of payment of specified financial obligations of a client and which are generally collateralized by assets.

Securitizations and sales — Under certain mortgage securitization and sales transactions, we have agreed to guarantee specific amounts depending on the performance of the underlying assets. In particular, these guarantees relate to particular agency loans sold with recourse, high loan-to-value securitizations and sales of mortgage-related securities.

Agency loan program — Our ResCap operations deliver loans to certain agencies that allow streamlined loan processing and limited documentation requirements. In the event any loans delivered under these programs reach a specified delinquency status, we may be required to provide certain documentation or, in some cases, repurchase the loan or indemnify the investor for any losses sustained.

Guarantees for repayment of third-party debt — Under certain arrangements, we guarantee the repayment of third-party debt obligations in the case of default. Some of these guarantees are collateralized by letters of credit.

Repurchase guarantees — We have issued guarantees to buyers of certain mortgage loans whereby, if a closing condition or document deficiency is identified by an investor after the closing, we may be required to indemnify the investor in the event the loan becomes delinquent.

Non-financial guarantees — In connection with the sale of 79% of our equity in Capmark we were released from all financial guarantees related to the former GMAC Commercial Mortgage business. Certain non-financial guarantees did survive closing, but we are indemnified by Capmark for payments made or liabilities incurred by us in connection with these guarantees.

In addition to these guarantees, we have standard indemnification clauses in some of our funding arrangements that would require us to pay lenders for increased costs due to certain changes in laws or regulations. Furthermore, our ResCap operations sponsor certain agents who originate mortgage loans under government programs, and we have guaranteed uninsured losses resulting from the actions of the agents. As the nature of these exposures is unpredictable and not probable, management is not able to estimate a liability for the guarantees in these arrangements.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Aggregate Contractual Obligations

The following table provides aggregated information about our outstanding contractual obligation as of December 31, 2006, that are disclosed elsewhere in our Consolidated Financial Statements.

	Payments due by period

		Less than			More than
December 31, 2006 ($ in millions)	Total	1 year	1-3 years	3-5 years	5 years

Description of obligation:
Debt
Unsecured (a)	$99,568	$22,823	$27,617	$21,244	$27,884
Secured	94,314	12,391	23,100	3,638	55,185
Mortgage purchase and sale commitments	34,950	26,294	5,591	95	2,970
Commitments to remit excess cash flows on certain loan portfolios	5,334	5,334	—	—	—
Commitments to sell retail automotive receivables	21,500	—	—	21,500	—
Commitments to provide capital to equity method investees	278	—	116	4	158
Commitments to fund construction lending	352	59	275	18	—
Lending commitments	16,400	13,709	1,406	627	658
Lease commitments	868	207	283	166	212
Purchase obligations	1,093	322	440	246	85
Bank certificates of deposit	6,686	3,969	2,253	424	40

Total	$281,343	$85,108	$61,081	$47,962	$87,192

(a)	Total amount reflects the remaining principal obligation and excludes fair value adjustment of $109 and unamortized discount of $386.

The foregoing table does not include our reserves for insurance losses and loss adjustment expenses, which total $2.6 billion as of December 31, 2006. While payments due on insurance losses are considered contractual obligations because they relate to insurance policies issued by us, the ultimate amount to be paid and the timing of payment for an insurance loss is an estimate, subject to significant uncertainty. Furthermore, the timing on payment is also uncertain; however, the majority of the balance is expected to be paid out in less than five years.

The following provides a description of the items summarized in the preceding table of contractual obligations:

Debt — Amounts represent the scheduled maturity of debt at December 31, 2006, assuming that no early redemptions occur. For debt issuances without a stated maturity date (i.e.,  Demand Notes), the maturity is assumed to occur within one year. The maturity of secured debt may vary based on the payment activity of the related secured assets. Debt issuances redeemable at or above par during the callable period are presented based on stated maturity date. The amounts presented are before the effect of any unamortized discount or fair value adjustment. Refer to Note 12 to our Consolidated Financial Statements for additional information on our debt obligations.

Mortgage purchase and sale commitments — As part of our ResCap operations, we enter into commitments to originate, purchase, and sell mortgages and mortgage-backed securities. Refer to Note 23 to our Consolidated Financial Statements for additional information on our mortgage purchase and sale commitments.

Commitments to remit excess cash flows on certain loan portfolios — We are committed to remitting, under certain shared execution arrangements, cash flows that exceed a required rate of return less credit loss reimbursements. This commitment is accounted for as a derivative. Refer to Note 23 to our Consolidated Financial Statements for additional information on our shared execution arrangements.

Commitments to sell retail automotive receivables — We have entered into agreements with third-party banks to sell automotive retail receivables in which we transfer all credit risk to the purchaser (retail automotive whole loan transactions). Refer to Note 23 to our Consolidated Financial Statements for additional information.

Commitments to fund construction lending — We have entered into agreements to fund construction and resort financing through financing obtained from third-party asset-backed paper commercial conduits.

Commitments to provide capital to equity method investees — As part of arrangements with specific private equity funds, we are obligated to provide capital to equity method investees. Refer to Note 23 to our Consolidated Financial Statements for additional information.

Lending commitments — Both our Automotive Financing and ResCap operations have outstanding revolving lending commitments

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

with customers. The amounts presented represent the unused portion of those commitments as of December 31, 2006, that the customers may draw upon, in accordance with the lending arrangement. Refer to Note 23 to our Consolidated Financial Statements for additional information on our lending commitments.

Lease commitments — We have obligations under various operating lease arrangements (primarily for real property) with noncancelable lease terms that expire after December 31, 2006. Refer to Note 23 to our Consolidated Financial Statements for additional information on our lease commitments.

Purchase obligations — We enter into multiple contractual arrangements for various services. The arrangements represent fixed payment obligations under our most significant contracts and primarily relate to contracts with information technology providers. Refer to Note 23 to our Consolidated Financial Statements for additional information on our purchase obligations.

Bank certificates of deposit — We accept cash deposits through GMAC Bank. A portion of these deposits are escrow balances related to the servicing of mortgage loans.

Critical Accounting Estimates

Accounting policies are integral to understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements, in accordance with accounting principles generally accepted in the United States of America (GAAP), requires management to make certain judgments and assumptions, based on information available at the time of the financial statements, in determining accounting estimates used in the preparation of such statements. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements; critical accounting estimates are described in this section. Accounting estimates are considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period, or changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations or cash flows. Our management has discussed the development, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board, and the Audit Committee has reviewed our disclosure relating to these estimates.

Determination of the Allowance for Credit Losses
The allowance for credit losses is management’s estimate of incurred losses in our lending portfolios. Management periodically performs detailed reviews of these portfolios to determine if an impairment has occurred and to assess the adequacy of the allowance for credit losses, based on historical and current trends and other factors affecting credit losses. Additions to the allowance for credit losses are charged to current period earnings through the provision for credit losses; amounts determined to be uncollectible are charged directly against the allowance for credit losses, while amounts recovered on previously charged-off accounts increase the allowance. Determination of the allowance for credit losses requires management to exercise significant judgment about the timing, frequency and severity of credit losses which could materially affect the provision for credit losses and, therefore, net income. The methodology for determining the amount of the allowance differs for consumer and commercial portfolios.

The consumer portfolios consist of smaller-balance, homogeneous contracts and loans, divided into two broad categories — automotive retail contracts and residential mortgage loans. Each of these portfolios is further divided by our business units into several pools (based on contract type, underlying collateral, geographic location, etc.), which are collectively evaluated for impairment. Due to the homogenous nature of the portfolios, the allowance for credit losses is based on the aggregated characteristics of the portfolio. The allowance for credit losses is established through a process that begins with estimates of incurred losses in each pool based upon various statistical analyses (including migration analysis), in which historical loss experience, believed by management to be indicative of the current environment, is applied to the portfolio to estimate incurred losses. In addition, management considers the overall portfolio size and other portfolio indicators (i.e., delinquencies, portfolio credit quality, etc.), as well as general economic and business trends that management believes are relevant to estimating incurred losses.

The commercial loan portfolio is comprised of larger-balance, non-homogeneous exposures within our Automotive Financing, Commercial Financing and ResCap operations. These loans are evaluated individually and are risk-rated based upon borrower, collateral and industry-specific information that management believes is relevant to determining the occurrence of a loss event and measuring impairment. Management establishes specific allowances for commercial loans determined to be individually impaired. The allowance for credit losses is estimated by management based upon the borrower’s overall financial condition, financial resources, payment history and, when applicable, the estimated realizable value of any collateral. In addition to the specific allowances for impaired loans, we maintain allowances that are based on a collective evaluation for impairment of certain commercial portfolios. These allowances are based on historical loss experience, concentrations, current economic conditions and performance trends within specific geographic and portfolio segments.

The determination of the allowance for credit losses is influenced by numerous assumptions. The critical assumptions underlying the

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

allowance for credit losses include: (1) segmentation of loan pools based on common risk characteristics; (2) identification and estimation of portfolio indicators and other factors that management believes are key to estimating incurred credit losses and (3) evaluation by management of borrower, collateral and geographic information. Management monitors the adequacy of the allowance for credit losses and makes adjustments as the assumptions in the underlying analyses change to reflect an estimate of incurred credit losses as of the reporting date, based upon the best information available at that time.

At December 31, 2006, the allowance for credit losses was $3.6 billion, as compared to $3.1 billion at December 31, 2005. The provision for credit losses was $2.0 billion for the year ended December 31, 2006, as compared to $1.1 billion for 2005 and $2.0 billion for 2004. Our allowance for credit losses and the provision for credit losses increased primarily due to negative loss severity trends in our consumer portfolio as well as a decline in the performance of the non-automotive commercial portfolio at our financing operations.

The allowance for credit losses represents management’s estimate of incurred credit losses in the portfolios based on assumptions management believes are reasonably likely to occur. However, since this analysis involves a high degree of judgment, the actual level of credit losses will vary depending on actual experiences in relation to these assumptions. Accordingly, management estimates a range of reasonably possible incurred credit losses within the consumer and commercial portfolios. Management maintains an allowance for credit losses that it believes represents the best estimate of the most likely outcome within that range.

Valuation of Automotive Lease Residuals
Our Automotive Financing operations have significant investments in vehicles in our operating lease portfolio. In accounting for operating leases, management must make a determination at the beginning of the lease of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term, which typically ranges from two to four years. We establish residual values at contract inception by using independently published residual values (as further described in the Lease Residual Risk discussion within the Automotive Financing Operations section of this MD&A). The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the value of the vehicle is below the residual value estimated at contract inception. Management periodically performs a detailed review of the estimated realizable value of leased vehicles to assess the appropriateness of the carrying value of lease assets.

To account for residual risk, we depreciate automotive operating lease assets to estimated realizable value at the end of the lease on a straight-line basis over the lease term. The estimated realizable value is initially based on the residual value established at contract inception. Over the life of the lease, management evaluates the adequacy of the estimate of the realizable value and may make adjustments to the extent the expected value of the vehicle at lease termination changes. Any such adjustments would result in a change in the depreciation rate of the lease asset, thereby impacting the carrying value of the operating lease asset. Overall business conditions (including the used vehicle market), our remarketing abilities and GM’s vehicle and marketing programs may cause management to adjust initial residual projections (as further described in the Lease Residual Risk Management discussion in the Automotive Financing Operations section of this MD&A). In addition to estimating the residual value at lease termination, we must also evaluate the current value of the operating lease assets and test for the impairment to the extent necessary in accordance with SFAS 144. Impairment is determined to exist if the undiscounted expected future cash flows (including the expected residual value) are lower than the carrying value of the asset.

Our depreciation methodology on operating lease assets considers management’s expectation of the value of the vehicles upon lease termination, which is based on numerous assumptions and factors influencing used automotive vehicle values. The critical assumptions underlying the estimated carrying value of automotive lease assets include: (1) estimated market value information obtained and used by management in estimating residual values, (2) proper identification and estimation of business conditions, (3) our remarketing abilities and (4) GM’s vehicle and marketing programs. Changes in these assumptions could have a significant impact on the value of the lease residuals.

Our net investment in operating leases totaled $24.2 billion (net of accumulated depreciation of $6.1 billion) at December 31, 2006, as compared to $31.2 billion (net of accumulated depreciation of $8.2 billion) at December 31, 2005. Depreciation expense for the year ended December 31, 2006, 2005 and 2004 was $5.3 billion, $5.2 billion and $4.8 billion, respectively. Prior to the Sale Transactions, we distributed to GM certain assets with respect to automotive leases owned by us and our affiliates having a net book value of $4.0 billion (and related deferred tax liabilities of $1.8 billion). The distribution consisted of $12.6 billion of U.S. operating lease assets, $1.5 billion of restricted cash and miscellaneous assets and a $10.1 billion note payable.

Valuation of Mortgage Servicing Rights
Mortgage servicing rights represent the capitalized value associated with the right to receive future cash flows in connection with the servicing of mortgage loans. Mortgage servicing rights constitute a significant source of value derived from originating or acquiring mortgage loans. Because residential mortgage loans typically contain a prepayment option, borrowers often elect to prepay their mortgages, refinancing at lower rates during declining interest rate environments. When this occurs, the stream of cash flows generated from servicing the original mortgage loan is terminated.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

As such, the market value of residential mortgage servicing rights is very sensitive to changes in interest rates, and tends to decline as market interest rates decline and increase as interest rates rise.

We capitalize mortgage servicing rights on loans that we have originated based upon the fair market value of the servicing rights associate with the underlying mortgage loans at the time the loans are sold or securitized. We capitalize purchased mortgage servicing rights at cost (which approximates the estimated fair market value of such assets).

Effective January 1, 2006, mortgage servicing rights are carried at fair value.

Prior to 2006, the carrying value of mortgage servicing rights was dependent upon whether the rights were hedged. We carried mortgage servicing rights that received hedge accounting treatment at fair value. Changes in fair value were recognized in current period earnings, which were generally offset by changes in the fair value of the underlying derivative if the changes in the value of the asset and derivative were highly correlated. The majority of our mortgage servicing rights were hedged as part of our risk management program. Mortgage servicing rights that did not receive hedge accounting were carried at the lower of cost or fair value. We evaluated mortgage servicing rights for impairment by stratifying our portfolio on the basis of the predominant risk characteristics (mortgage product type and interest rate). To the extent that the carrying value of an individual tranche exceeded its estimated fair value, the mortgage servicing rights were considered impaired. We recognized impairment that was considered to be temporary through the establishment of (or increase in) a valuation allowance, with a corresponding unfavorable effect on earnings. If it was later determined all or a portion of the temporary impairment no longer existed for a particular tranche, we reduced the valuation allowance, with a favorable effect on earnings. If the impairment was determined to be other than temporary, the valuation allowance was reduced along with the carrying value of the mortgage servicing right.

Accounting principles generally accepted in the United States of America require that the value of mortgage servicing rights be determined based upon market transactions for comparable servicing assets or, in the absence of representative market trade information, based upon other available market evidence and modeled market expectations of the present value of future estimated net cash flows that market participants would expect to be derived from servicing. In certain international markets with very limited or no market evidence, we have determined it is not practicable to determine fair value. In other circumstances when benchmark transaction data is not available, management relies on estimates of the timing and magnitude of cash inflows and outflows to derive an expected net cash flow stream and then discounts this stream using an appropriate market discount rate. Servicing cash flows primarily include servicing fees, float income and late fees, less operating costs to service the loans. Cash flows are derived based on internal operating assumptions, which management believes would be used by market participants, combined with market-based assumptions for loan prepayment rates, interest rates and discount rates that management believes approximate yields required by investors in this asset. Management considers the best available information and exercises significant judgment in estimating and assuming values for key variables in the modeling and discounting process.

We use the following key assumptions in our valuation approach:

•	Prepayments — The most significant driver of mortgage servicing rights value is actual and anticipated portfolio prepayment behavior. Prepayment speed represents the rate at which borrowers repay the mortgage loans prior to scheduled maturity. As interest rates rise, prepayment speeds generally slow, and as interest rates decline, prepayment speeds generally accelerate. When mortgage loans are paid or expected to be paid sooner than originally estimated, the expected future cash flows associated with servicing the loans are reduced. We primarily use third-party models to project residential mortgage loan payoffs. In other cases, we estimated prepayment speeds based on historical and expected future prepayment rates. We measure model performance by comparing prepayment predictions against actual results at both the portfolio and product level.

•	Discount rate — The mortgage servicing rights cash flows are discounted at prevailing market rates, which include an appropriate risk-adjusted spread.

•	Base mortgage rate — The base mortgage rate represents the current market interest rate for newly originated mortgage loans. This rate is a key component in estimating prepayment speeds of our portfolio, because the difference between the current base mortgage rate and the interest rate on existing loans in our portfolio is an indication of the borrower’s likelihood to refinance.

•	Cost to service — In general, servicing cost assumptions are based on actual expenses directly related to servicing. These servicing cost assumptions are compared to market servicing costs when market information is available. Our servicing cost assumptions include expenses associated with our activities related to loans in default.

•	Volatility — Volatility represents the expected rate of change of interest rates. The volatility assumption used in or valuation methodology is intended to place a band around the potential interest rate movements from one period to the next. We use implied volatility assumptions in connection with the valuation of our mortgage servicing rights. Implied volatility is defined as the expected rate of change in interest rates derived from the prices at which options on interest rate swaps, or swaptions, are trading. We update our volatility assumptions for the change in implied swaption volatility during the period, adjusted by the ratio of historical mortgage swaption volatility.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

We periodically perform a series of reasonableness tests, as management deems appropriate, including the following:

•	Review and compare recent bulk mortgage servicing right acquisition activity. We evaluate market trades for reliability and relevancy and then consider, as appropriate, our estimate of fair value of each significant deal to the traded price. Currently, there is a lack of comparable transactions between willing buyers and sellers in the bulk acquisition market, which are our best indicators of fair value. However, we continue to monitor market activity on an ongoing basis.

•	Review and compare recent flow servicing trades. We evaluate market trades of flow transactions to compare prices on our mortgage servicing rights. Fair values of flow market transactions may differ from our fair value estimate for several reasons, including age/credit seasoning of product, perceived profit margin/discount assumed by aggregators, economy of scale benefits and cross-sell benefits.

•	Review and compare fair value price/multiples. We evaluate and compare our fair value price/multiples to market fair price/multiples quoted in external surveys produced by third parties.

•	Reconcile actual monthly cash flows to projections. We reconcile actual monthly cash flows to those projected in the mortgage servicing rights valuation. Based upon the results of this reconciliation, we assess the need to modify the individual assumptions used in the valuation. This process ensures the model is calibrated to actual servicing cash flow results.

We generally expect our valuation to be within a reasonable range of that implied by each test. If we determine our valuation has exceeded the reasonable range, we may adjust it accordingly.

The assumptions used in modeling expected future cash flows of mortgage servicing rights have a significant impact on the fair value of mortgage servicing rights and potentially a corresponding impact to earnings. For example, a 10% increase in the prepayment assumptions would have negatively impacted the fair value of the residential mortgage servicing rights asset by $227 million, or approximately 5%, as of December 31, 2006. This sensitivity is hypothetical and is designed to highlight the magnitude a change in assumptions could have. The calculation assumes that a change in the constant prepayment assumption would not impact other modeling assumptions. However, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. In addition, the factors that may cause a change in the prepayment assumption may also positively or negatively impact other areas (i.e., decreasing interest rates while increasing prepayments would likely have a positive impact on mortgage loan production volume and gains recognized on the sale of mortgage loans).

At December 31, 2006, based upon the market information obtained, we determined that our mortgage servicing rights valuations and assumptions used to value those servicing rights were reasonable and consistent with what an independent market participant would use to value the asset. At December 31, 2006, we had $4.9 billion outstanding in mortgage servicing rights as compared to $4.0 billion at December 31, 2005.

Valuation of Interests in Securitized Assets
When we securitize automotive retail contracts, wholesale finance receivables, mortgage loans and mortgage-backed securities, we typically retain an interest in the sold assets. These interests may take the form of asset- and mortgage-backed securities (including senior and subordinated interests), interest-only, principal-only, investment grade, non-investment grade or unrated securities. We retain an interest in these transactions to provide a form of credit enhancement for the more highly rated securities or because it is more economical to hold these interests as opposed to selling. In addition to the primary securitization activities, our mortgage operations purchase mortgage-backed securities, interest-only strips and other interests in securitized mortgage assets. In particular, we have mortgage broker-dealer operations that are in the business of underwriting, private placement, trading and selling of various mortgage-backed securities. As a result of these activities, we may hold investments (primarily with the intent to sell or securitize) in mortgage-backed securities similar to those retained by us in securitization activities. Interests in securitized assets are accounted for as investments in debt securities pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Our estimate of the fair value of these interests requires management to exercise significant judgment about the timing and amount of future cash flows of the securities.

Interests in securitized assets that are classified as trading or available for sale are valued on the basis of external dealer quotes, where available. External quotes are not available for a significant portion of these assets, given the relative illiquidity of such assets in the market. In these circumstances, valuations are based on internally-developed models, which consider recent market transactions, experience with similar securities, current business conditions, analysis of the underlying collateral and third-party market information, as available. In conjunction with the performance of such valuations, management determined that the assumptions and the resulting valuations of asset- and mortgage-backed securities were reasonable and consistent with what an independent market participant would use to value the positions. In addition, we have certain interests in securitized assets that are classified as held to maturity. Investments classified as held to maturity are carried at amortized cost and are periodically reviewed for impairment.

Estimating the fair value of these securities requires management to make certain assumptions based upon current market information. The following describes the significant assumptions impacting future cash flow and, therefore, the valuation of these assets.

•	Prepayment Speeds — Prepayment speeds are primarily impacted by changes in interest rates. As interest rates rise, prepayment speeds generally slow, and as interest rates

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

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

•	Credit Losses — Expected credit losses on assets underlying the asset- and mortgage-backed securities also significantly impact the estimated fair value of the related residual interests we retain. Credit losses can be impacted by many economic variables including unemployment, housing valuation and regional factors. The type of loan product and the interest rate environment are also key variables impacting the credit loss assumptions. For certain securities, market information for similar investments is available to estimate credit losses and collateral defaults (e.g., dealer-quoted credit spreads). For other securities, future credit losses are estimated using internally- developed credit loss models, which generate indicative credit losses on the basis of our historical credit loss frequency and severity.

•	Discount Rate — Discount rate assumptions are primarily impacted by changes in the assessed risk on the sold assets or similar assets and market interest rate movements. Discount rate assumptions are determined using data obtained from market participants, where available, or based on current relevant treasury rates plus a risk-adjusted spread, based on analysis of historical spreads on similar types of securities.

•	Interest Rates — Estimates of interest rates on variable- and adjustable-rate contracts are based on spreads over the applicable benchmark interest rate using market-based yield curves. The movement in interest rates can have a significant impact on the valuation of retained interests in floating-rate securities.

Asset- and mortgage-backed securities are included as a component of investment securities in our Consolidated Balance Sheet. Changes in the fair value of asset- and mortgage-backed securities held for trading are included as a component of investment income in our Consolidated Statement of Income. The changes in the fair value of asset-and-mortgage-backed securities available for sale are recorded in other comprehensive income, a component of equity in our Consolidated Balance Sheet. If management determines that other than temporary impairment should be recognized related to asset-and-mortgage-backed securities available for sale, we recognize such amounts in investment income in our Consolidated Statement of Income.

Similar to mortgage servicing rights, changes in model assumptions can have a significant impact on the carrying value of interests in securitized assets. Note 7 to our Consolidated Financial Statements summarizes the impact on the fair value due to a change in key assumptions for the significant categories of interests in securitized assets as of December 31, 2006. The processes and assumptions used to determine the fair value of interest in securitized assets results in a valuation that fairly states the assets and are consistent with what a market participant would use to value the positions. At December 31, 2006 and 2005, the total interests in securitized assets approximated $6.3 billion and $4.0 billion, respectively.

Determination of Reserves for Insurance Losses and Loss Adjustment Expenses
Our Insurance operations include an array of insurance underwriting, including consumer products, automotive extended service contracts, assumed reinsurance and commercial coverage that creates a liability for unpaid losses and loss adjustment expenses incurred (further described in the Insurance section of this MD&A). The reserve for insurance losses and loss adjustment expenses represents an estimate of our liability for the unpaid cost of insured events that have occurred as of a point in time. More specifically, it represents the accumulation of estimates for reported losses and an estimate for losses incurred but not reported, including claims adjustment expenses.

GMAC Insurance’s claim personnel estimate reported losses based on individual case information or average payments for categories of claims. An estimate for current incurred, but not reported, claims is also recorded based on the actuarially-determined expected loss ratio for a particular product, which also considers significant events that might change the expected loss ratio, such as severe weather events and the estimates for reported claims. These estimates of the reserves are reviewed regularly by the product line management, by actuarial and accounting staffs and, ultimately, by senior management.

GMAC Insurance’s actuaries assess reserves for each business at the lowest meaningful level of homogeneous data within each type of insurance, such as general or product liability and automobile physical damage. The purpose of these assessments is to confirm the reasonableness of the reserves carried by each of the individual subsidiaries and product lines and, thereby, the insurance operations overall carried reserves. The selection of an actuarial methodology is judgmental and depends on variables such as the type of insurance, its expected payout pattern and the manner in which claims are processed. Special characteristics such as deductibles, reinsurance recoverable or special policy provisions are also considered in the reserve estimation process. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred and netted against the provision for losses. Our reserves include a liability for the related costs that are expected to be

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

incurred in connection with settling and paying the claim. These loss adjustment expenses are generally established as a percentage of loss reserves. Our reserve process considers the actuarially indicated reserves based on prior patterns of claim incurrence and payment, as well as the degree of incremental volatility associated with the underlying risks for the types of insurance, and represents management’s best estimate of the ultimate liability. Since the reserves are based on estimates, the ultimate liability may be more or less than our reserves. Any necessary adjustments, which may be significant, are included in earnings in the period in which they are deemed necessary. Such changes may be material to the results of the operations and financial condition and could occur in a future period.

Our determination of the appropriate reserves for insurance losses and loss adjustment expenses for significant business components is based on numerous assumptions that vary based on the underlying business and related exposure:

•	Personal Automobile — Automobile insurance losses are principally a function of the number of occurrences (e.g., accidents or thefts) and the severity (e.g., the ultimate cost of settling the claim) for each occurrence. The number of incidents is generally driven by the demographics and other indicators or predictors of loss experience of the insured customer base, including geographic location, number of miles driven, age, sex, type and cost of vehicle and types of coverage selected. The severity of each claim, within the limits of the insurance purchased, is generally random and settles to an average over a book of business, assuming a broad distribution of risks. Changes in the severity of claims have an impact on the reserves established at a point in time. Changes in bodily injury claim severity are driven primarily by inflation in the medical sector of the economy. Changes in automobile physical damage claim severity are caused primarily by inflation in automobile repair costs, automobile parts prices and used car prices. However, changes in the level of the severity of claims paid may not necessarily match or track changes in the rate of inflation in these various sectors of the economy.

•	Extended Service Contracts — Extended service contract losses in the U.S. and abroad are generally reported and settled quickly through dealership service departments, resulting in a relatively small balance of outstanding claims at any point in time relative to the volume of claims processed annually. Mechanical service contract claims are primarily comprised of parts and labor for repair or replacement of the affected components or systems. Changes in the cost of replacement parts and labor rates will impact the cost of settling claims. Considering the short time frame between a claim being incurred and paid, changes in key assumptions (e.g., part prices, labor rates) will have a minimal impact on the loss reserve as of a point in time. The loss reserve amount is influenced by the estimate of the lag between vehicles being repaired at dealerships and the claim being reported by the dealership.

•	Assumed Reinsurance — The assumed reinsurance losses generally are from contracts with regional insurers and facultative excess of loss agreements with national writers within the United States and personal automobile in Europe. The reserve analysis is performed at a group level. A group can be an individual contract or a group of similar contracts, depending mostly upon contract size and the type of business being insured and coverages provided. Some considerations that can impact reserve estimates are changes in claim severity (e.g., building costs, automobile repair costs, wage inflation, medical costs), as well as changes in the legal and regulatory environment.

As of December 31, 2006, we concluded that our insurance loss reserves were reasonable and appropriate based on the assumptions and data used in determining the estimate. However, as insurance liabilities are based on estimates, the actual claims ultimately paid may vary from such estimates.

At December 31, 2006 and 2005, our reserve for insurance losses and loss adjustment expenses totaled $2.6 billion and $2.5 billion, respectively. Insurance losses and loss adjustment expenses totaled $2.4 billion for the years ended December 31, 2006, 2005 and 2004.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Accounting and Reporting Developments

Change in Accounting Principle
On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS 156) that: (1) provides revised guidance on when a servicing asset and servicing liability should be recognized; (2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable; (3) permits an entity to elect to measure servicing assets and liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; (4) upon initial adoption, permits a one time reclassification of available-for-sale securities to trading securities for securities, which are identified as offsetting an entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value and (5) requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the balance sheet and additional disclosures. We elected to subsequently measure the majority of servicing assets and liabilities at fair value and report changes in fair value in earnings in the period in which the changes occur. In addition, we made a one-time reclassification of $927 million of available for sale securities to trading securities for those securities identified as offsetting our exposure to changes in the fair value of servicing assets or liabilities. The adoption of SFAS No. 156 resulted in a $13 million reduction in the beginning of the year retained earnings, net of tax, as a cumulative effect of change in accounting principle. However, the impact to total members’ equity was a $4 million increase, net of tax.

We define our classes of servicing rights based on both the availability of market inputs and the manner in which we manage the risks of our servicing assets and liabilities. We manage our servicing rights at the reportable operating segment level. For all servicing assets and liabilities recorded on our balance sheet at January 1, 2006, the date of adoption, we identified three classes of servicing rights, those pertaining to: residential mortgage in our Residential Capital, LLC (ResCap), reporting segment, auto finance in our North American Operations reporting segment and commercial mortgages. As a result of the sale of Capmark on March 23, 2006, the commercial mortgage servicing rights are no longer recorded on our balance sheet at December 31, 2006. We have elected to measure our residential mortgage servicing rights at fair value for each reporting date and report changes in fair value in earnings during the period in which the changes occur. At December 31, 2006 and 2005, these assets were valued at $4.9 billion and $4.0 billion, respectively, and recorded separately on our Consolidated Balance Sheet.

For auto finance servicing assets and liabilities, we have elected to continue to use the amortization method of accounting. Our auto finance servicing assets and liabilities at December 31, 2006, totaled $9 million and $18 million, respectively, and are recorded in other assets and other liabilities, respectively, on our Consolidated Balance Sheet.

Recently Issued Accounting Standards
Statement of Position 05-1 — In September 2005 the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance contracts. SOP 05-1 defines an internal replacement and specifies the conditions that determine whether the replacement contract is substantially or unsubstantially changed from the replaced contract. An internal replacement determined to result in a substantially changed contract should be accounted for as an extinguishment of the replaced contract; unamortized deferred acquisition costs and unearned revenue liabilities of the replaced contract should no longer be deferred. An internal replacement determined to result in an unsubstantially changed contract should be accounted for as a continuation of the replaced asset. SOP 05-01 introduces the terms integrated and non-integrated contract features and specifies that non-integrated features do not change the base contract and are to be accounted for in a manner similar to a separately issued contract. Integrated features are evaluated in conjunction with the base contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Adoption of SOP 05-1 is not expected to have a material impact on our consolidated financial position or results of operations.

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

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

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

FASB Interpretation No. 48 — In June 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which supplements Statement of Financial Accounting Standard No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. The adoption of this Interpretation on January 1, 2007, is not expected to have a material impact on our consolidated financial position.

FASB Staff Position (FSP) No. 13-2 — In July 2006 the FASB issued FSP No. 13-2 Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction, (FSP 13-2), which amends SFAS No. 13, Accounting for Leases, by requiring lessors to recalculate the rate of return and periodic income allocation for leveraged-lease transactions when there is a change or projected change in the timing of income tax cash flows related to the lease. FSP 13-2 requires lessors to use the model in FIN 48 to determine the timing and amount of expected tax cash flows in leveraged-lease calculations and recalculations. FSP 13-2 is effective in the same period as FIN 48. At the date of adoption, the lessor is required to reassess projected income tax cash flows related to leveraged leases using the FIN 48 model for recognition and measurement. Revisions to the net investment in a leverage lease required when FSP 13-2 is adopted would be recorded as an adjustment to the beginning balance of retained earnings and reported as a change in accounting principle. Adoption of this guidance is not expected to have a material impact on our consolidated financial position or results of operations.

SEC Staff Accounting Bulletin No. 108 — In September 2006 the SEC issued Staff Accounting Bulletin (SAB) No. 108 Quantifying Financial Misstatements, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 did not have a material effect on our current process for assessing and quantifying financial statement misstatements.

SFAS No. 157 — In September 2006 the FASB issued SFAS No. 157 Fair Value Measurements, which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstance. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an arm’s length transaction between market participants, in such markets where we conduct business. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. The level of the reliability of inputs utilized for fair value calculations drive the extent of disclosure requirements of the valuation methodologies used under the standard. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 should be applied prospectively. Management is assessing the potential impact on our financial condition and results of operations.

SFAS No. 158 — In September 2006 the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87 Employers’ Accounting for Pensions, SFAS No. 88 Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106 Employer’s Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132(R) Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003). This Statement requires companies to

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. The asset or liability is the offset to other comprehensive income, consisting of previously unrecognized prior service costs and credits, actuarial gains or losses and transition obligations and assets. SFAS 158 also required the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives for companies to make the measurement-date provisions. The recognition of asset and liability related to funded status provision is effective for us for fiscal years ending after June 15, 2007, and the change in measurement is effective for fiscal years ending December 15, 2008. Adoption of this guidance is not expected to have a material impact on our consolidated financial position or results of operations.

SFAS No. 159 — In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the effect of implementing this guidance, which directly depends on the nature and extent of eligible items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.

Quantitative and Qualitative Disclosures About Market Risk
GMAC LLC • Form 10-K

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our automotive financing, mortgage, and insurance activities give rise to market risk, representing the potential loss in the fair value of assets or liabilities caused by movements in market variables, such as interest rates, foreign exchange rates and equity prices. We are primarily exposed to interest rate risk arising from changes in interest rates related to financing, investing and cash management activities. More specifically, we have entered into contracts to provide financing, to retain mortgage servicing rights and to retain various assets related to securitization activities, all of which are exposed in varying degrees to changes in value due to movements in interest rates. Interest rate risk arises from the mismatch between assets and the related liabilities used for funding. We enter into various financial instruments, including derivatives, to maintain the desired level of exposure to the risk of interest rate fluctuations. Refer to Note 15 to our Consolidated Financial Statements for further information.

We are exposed to foreign currency risk arising from the possibility that fluctuations in foreign exchange rates will impact future earnings or asset and liability values related to our global operations. Our most significant foreign currency exposures relate to the Euro, the Canadian dollar, the British pound sterling, Brazilian real, Mexican peso and the Australian dollar.

We are also exposed to equity price risk, primarily in our Insurance operations, which invests in equity securities that are subject to price risk influenced by capital market movements. Our equity securities are considered investments and we do not enter into derivatives to modify the risks associated with our Insurance investment portfolio.

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

Additional risks include credit risk and lease residual risk, which are discussed in Item 7.

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

Year ended December 31, ($ in millions)	2006	2005

Value at Risk
Maximum	$159	$239
Average	84	129
Minimum	27	66

While no single risk statistic can reflect all aspects of market risk, the VaR measurements provide an overview of our exposure to changes in market influences. Less than 2% of our assets are accounted for as trading activities (i.e., those in which changes in fair value directly affect earnings). As such, our VaR measurements are not indicative of the impact to current period earnings caused by potential market movements. The actual earnings impact would differ because the accounting for our financial instruments is a combination of historical cost, lower of cost or market and fair value (as further described in the accounting policies in Note 20 to our Consolidated Financial Statements).

Sensitivity Analysis
While VaR reflects the risk of loss due to unlikely events in a normal market, sensitivity analysis captures our exposure to isolated hypothetical movements in specific market rates. The following analyses, which include Capmark’s financial instruments for 2005 that are exposed to changes in interest rates, foreign exchange rates and equity prices, are based on sensitivity analyses performed

Quantitative and Qualitative Disclosures About Market Risk
GMAC LLC • Form 10-K

assuming instantaneous, parallel shifts in market exchange rates, interest rate yield curves and equity prices.

	2006		2005

	Non-	Trading	Non-	Trading
December 31, ($ in millions)	trading	(a)	trading	(a)

Financial instruments exposed to changes in:
Interest rates
Estimated fair value	($35,614)	$4,784	($26,609)	$4,580
Effect of 10% adverse change in rates	(1,090)	92	(1,662)	127
Foreign exchange rates
Estimated fair value	($16,936)	$222	($7,177)	$254
Effect of 10% adverse change in rates	1,694	(22)	718	(25)
Equity prices
Estimated fair value	$574	$—	$2,367	$—
Effect of 10% decrease in prices	(57)	—	(236)	—

(a)	Includes our trading investment securities. Refer to Note 5 to our Consolidated Financial Statements for additional information on our investment securities portfolio.

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

Because they do not represent financial instruments, our operating leases are not required to be included in the interest rate sensitivity analysis. This exclusion is significant to the overall analysis and any resulting conclusions. While the sensitivity analysis shows an estimated fair value change for the debt which funds our operating lease portfolio, a corresponding change for our operating lease portfolio (which had a carrying value of $24.2 billion and $31.2 billion at December 31, 2006 and 2005, respectively) was excluded from the foregoing analysis. As a result, the overall impact to the estimated fair value of financial instruments from hypothetical changes in interest and foreign currency exchange rates is greater than what we would experience in the event of such market movements.

Operational Risk

We define operational risk as the risk of loss resulting from inadequate or failed processes or systems, human factors or external events. Operational risk is an inherent risk element in each of our businesses and related support activities. Such risk can manifest in various ways, including breakdowns, errors, business interruptions and inappropriate behavior of employees and can potentially result in financial losses and other damage to us.

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

Notwithstanding these risk and control initiatives, we may incur losses attributable to operational risks from time to time, and there can be no assurance such losses will not be incurred in the future.

Statement of Responsibility for Preparation
of Financial Statements
GMAC LLC • Form 10-K

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements, together with the notes thereto and the reports of Management and of Deloitte & Touche LLP begin on page 69. Unaudited supplementary financial data for each quarter within the two years ended December 31, 2006, is included on page 124.

Our Consolidated Financial Statements, Financial Highlights and Management’s Discussion and Analysis of Financial Condition and Results of Operations of GMAC LLC and subsidiaries (GMAC) were prepared by management, who is responsible for their integrity and objectivity. Where applicable, this financial information has been prepared in conformity with the Securities Exchange Act of 1934, as amended, and accounting principles generally accepted in the United States of America. The preparation of this financial information requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of our Consolidated Financial Statements and the reported amounts of revenues and expenses during the periods presented. The critical accounting estimates that may involve a higher degree of judgment and complexity are included in Management’s Discussion and Analysis.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements of GMAC; and their report is included herein. The audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The GMAC Board of Members, through its Audit Committee, is responsible for overseeing management’s fulfillment of its responsibilities in the preparation of the Consolidated Financial Statements. The GMAC LLC Audit Committee annually recommends to the Board the selection of independent auditors. In addition, the GMAC LLC Audit Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management and the internal auditors meet regularly (separately and jointly) with the GMAC LLC Audit Committee to review the activities of each and to ensure that each is properly discharging its responsibilities. To reinforce complete independence, Deloitte & Touche LLP has full and free access to meet with the GMAC LLC Audit Committee without management representatives present, to discuss the results of the audit, the adequacy of internal control and the quality of financial reporting. Prior to the Sale Transactions certain of these Audit Committee responsibilities were carried out by the predecessor GM Audit Committee. Certain aspects of these responsibilities were delegated to GMAC’s Audit Committee, comprised of General Motors’ Chief Financial Officer, Treasurer and President of GM Asset Management.

/s/ Eric A. Feldstein	/s/ Sanjiv Khattri

Eric A. Feldstein Chief Executive Officer March 12, 2007	Sanjiv Khattri Executive Vice President and Chief Financial Officer March 12, 2007

Management’s Report on Internal Control over
Financial Reporting
GMAC LLC • Form 10-K

GMAC management is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with accounting principles generally accepted in the United States of America.

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

A material weakness is a control deficiency or a combination of control deficiencies that result in a more than remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Management identified the following material weakness in its assessment as of December 31, 2006.

As a result of a recent review of our hedge documentation for certain fair value hedges, management concluded that such documentation and hedge effectiveness assessment methodologies related to particular hedges of callable fixed rate debt instruments funding our North American Automotive Finance operations did not satisfy the requirements of SFAS 133. One of the requirements of SFAS 133 is that hedge accounting is appropriate only for those hedging relationships for which a company has a sufficiently documented expectation that such relationships will be highly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged at the inception of the hedging relationship. To determine whether transactions continue to satisfy this requirement, companies must periodically assess and document the effectiveness of hedging relationships both prospectively and retrospectively.

Management has determined that hedge accounting treatment should not have been applied to these hedging relationships. As a result, we should not have recorded any adjustments on the debt instruments included in the hedging relationships related to changes in fair value due to movements in the designated benchmark interest rate. As such, we determined that our controls over the documentation and effectiveness assessment of SFAS 133 were not sufficiently designed or implemented to ensure that SFAS 133 was properly applied and continued to be applicable to these hedging relationships. Accordingly, we have restated our results to remove such recorded adjustments on these debt instruments from our reported interest expense during the affected periods.

We are restating our historical consolidated financial statements for the quarters ended March 31, 2006 and 2005, June 30, 2006 and 2005, and September 30, 2006 and 2005, the year ended December 31, 2005, the Consolidated Statements of Income, Changes in Equity and Cash Flows as well as selected balance sheet data for the year ended December 31, 2004, and other selected financial data as presented in Item 6 for the years ended December 31, 2003 and 2002.

Based on the assessment performed and solely as a result of the material weakness described above, management concluded that as of December 31, 2006, GMAC’s internal control over financial reporting was not effective based upon the COSO criteria.

/s/ Eric A. Feldstein	/s/ Sanjiv Khattri

Eric A. Feldstein Chief Executive Officer March 12, 2007	Sanjiv Khattri Executive Vice President and Chief Financial Officer March 12, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member Interest Holders of GMAC LLC:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that GMAC LLC and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: management did not sufficiently design or implement controls over the documentation and effectiveness assessment required by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”) to ensure that SFAS 133 was properly applied and continued to be applicable for certain North American Automotive Finance hedges of callable fixed rate debt instruments. This material weakness has caused the restatement of the historical consolidated financial statements for the quarters ended March 31, 2006 and 2005, June 30, 2006 and 2005, and September 30, 2006 and 2005, the year ended December 31, 2005, the Consolidated Statements of Income, Changes in Equity and Cash Flows as well as selected balance sheet data for the year ended December 31, 2004 and other selected financial data as presented in Item 6 for the years ended December 31, 2003 and 2002. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and this report does not affect our report on such consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and our report dated March 12, 2007, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the restatement described in Notes 1 and 24 to the consolidated financial statements.

/s/  Deloitte & Touche LLP
Deloitte & Touche LLP

Detroit, Michigan
March 12, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member Interest Holder of GMAC LLC:

We have audited the accompanying Consolidated Balance Sheet of GMAC LLC and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related Consolidated Statements of Income, Changes in Equity, and Cash Flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 24 to the consolidated financial statements, the accompanying Consolidated Balance Sheet as of December 31, 2005, and Consolidated Statements of Income, Changes in Equity, and Cash Flows for the years ended December 31, 2005 and 2004 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/  Deloitte & Touche LLP
Deloitte & Touche LLP

Detroit, Michigan
March 12, 2007

Consolidated Statement of Income
GMAC LLC • Form 10-K

		2005	2004
		(As restated	(As restated
Year ended December 31, ($ in millions)	2006	see Note 1)	see Note 1)

Revenue
Consumer	$10,472	$9,943	$10,316
Commercial	3,112	2,685	2,177
Loans held for sale	1,777	1,652	1,269
Operating leases	7,742	7,032	6,563

Total financing revenue	23,103	21,312	20,325
Interest expense	15,560	13,106	9,659

Net financing revenue before provision for credit losses	7,543	8,206	10,666
Provision for credit losses	2,000	1,074	1,953

Net financing revenue	5,543	7,132	8,713
Servicing fees	1,893	1,730	1,547
Amortization and impairment of servicing rights	(23)	(869)	(1,112)
Servicing asset valuation and hedge activities, net	(1,100)	61	243

Net loan servicing income	770	922	678
Insurance premiums and service revenue earned	4,183	3,762	3,528
Gain on sale of mortgage and automotive loans	1,470	1,656	1,347
Investment income	2,143	1,216	845
Gains on sale of equity method investment	411	—	—
Other income	3,643	4,399	3,470

Total net financing revenue and other income	18,163	19,087	18,581
Expense
Depreciation expense on operating lease assets	5,341	5,244	4,828
Compensation and benefits expense	2,558	3,163	2,916
Insurance losses and loss adjustment expenses	2,420	2,355	2,371
Other operating expenses	4,776	4,134	4,210
Impairment of goodwill and other intangible assets	840	712	—

Total noninterest expense	15,935	15,608	14,325
Income before income tax expense	2,228	3,479	4,256
Income tax expense	103	1,197	1,362

Net income	$2,125	$2,282	$2,894

Preferred interest accretion to redemption value and dividends	(295)	—	—
Net income available to members	$1,830	$—	$—

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet
GMAC LLC • Form 10-K

		2005
		(As restated
December 31, ($ in millions)	2006	see Note 1)

Assets
Cash and cash equivalents	$15,459	$15,424
Investment securities	16,791	18,207
Loans held for sale	27,718	21,865
Assets held for sale	—	19,030
Finance receivables and loans, net of unearned income
Consumer	130,542	140,436
Commercial	43,904	44,574
Allowance for credit losses	(3,576)	(3,085)

Total finance receivables and loans, net	170,870	181,925
Investment in operating leases, net	24,184	31,211
Notes receivable from GM	1,975	4,565
Mortgage servicing rights	4,930	4,015
Premiums and other insurance receivables	2,016	1,873
Other assets	23,496	22,442

Total assets	$287,439	$320,557

Liabilities
Debt
Unsecured	$113,500	$133,560
Secured	123,485	121,138

Total debt	236,985	254,698
Interest payable	2,592	3,057
Liabilities related to assets held for sale	—	10,941
Unearned insurance premiums and service revenue	5,002	5,054
Reserves for insurance losses and loss adjustment expenses	2,630	2,534
Accrued expenses and other liabilities	22,659	18,224
Deferred income taxes	1,007	4,364

Total liabilities	270,875	298,872
Preferred interests	2,195	—
Equity
Common stock and paid-in capital	—	5,760
Members’ interest	6,711	—
Retained earnings	7,173	15,095
Accumulated other comprehensive income	485	830

Total equity	14,369	21,685

Total liabilities, preferred interests and equity	$287,439	$320,557

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Equity
GMAC LLC • Form 10-K

	Common				Accumulated
	Stock				other
	and paid-	Members’	Retained	Comprehensive	comprehensive	Total
($ in millions)	in capital	interest	earnings	income	income (loss)	equity

Balance at December 31, 2003 (As restated see Note 1)	$5,641	$—	$14,114		$518	$20,273
Increase in paid-in capital	119	—	—		—	119
Net income	—	—	2,894	$2,894	—	2,894
Dividends paid	—	—	(1,500)	—	—	(1,500)
Other comprehensive income	—	—	—	650	650	650

Comprehensive income				$3,544

Balance at December 31, 2004 (As restated see Note 1)	$5,760	$—	$15,508		$1,168	$22,436

Net income	—	—	2,282	2,282	—	2,282
Dividends paid	—	—	(2,500)	—	—	(2,500)
Repurchase transaction (a)	—	—	(195)	—	—	(195)
Other comprehensive loss	—	—	—	(338)	(338)	(338)

Comprehensive income				$1,944

Balance at December 31, 2005 (As restated see Note 1)	$5,760	$—	$15,095		$830	$21,685

Conversion of common stock to members’ interest on July 20, 2006	(5,760)	5,760	—		—	—
Net income	—	—	2,125	2,125	—	2,125
Preferred interest accretion to redemption value and dividends	—	—	(295)	—	—	(295)
Cumulative effect of a change in accounting principle, net of tax:
Transfer of unrealized loss for certain available for sale securities to trading securities	—	—	(17)	—	17	—
Recognize mortgage servicing rights at fair value	—	—	4	4	—	4
Dividends	—	—	(9,739)	—	—	(9,739)
Capital contributions	—	951	—	—	—	951
Other comprehensive loss	—	—	—	(362)	(362)	(362)

Comprehensive income				$1,767

Balance at December 31, 2006	$—	$6,711	$7,173		$485	$14,369

(a)	In October 2005 we repurchased operating lease assets and related deferred tax liabilities from GM. Refer to Note 18 to our Consolidated Financial Statements for further detail.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
GMAC LLC • Form 10-K

		2005	2004
		(As restated	(As restated
Year ended December 31, ($ in millions)	2006	see Note 1)	see Note 1)

Operating activities
Net income	$2,125	$2,282	$2,894
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,459	5,964	5,433
Goodwill impairment	840	712	—
Amortization and valuation adjustments of mortgage servicing rights	843	782	1,384
Provision for credit losses	2,000	1,074	1,953
Net gains on sales of finance receivables and loans	(1,470)	(1,741)	(1,332)
Net gains on investment securities	(1,005)	(104)	(52)
Capitalized interest income	—	(23)	(30)
Net change in:
Trading securities	370	(1,155)	614
Loans held for sale (a)	(19,346)	(29,119)	(2,312)
Deferred income taxes	(1,346)	351	(118)
Interest payable	(470)	(290)	311
Other assets	(2,340)	(2,446)	2,426
Other liabilities	(1,067)	45	(2,875)
Other, net	(287)	568	1,167

Net cash (used in) provided by operating activities	(14,694)	(23,100)	9,463

Investing activities
Purchases of available for sale securities	(28,184)	(19,165)	(12,783)
Proceeds from sales of available for sale securities	6,628	5,721	3,276
Proceeds from maturities of available for sale securities	23,147	8,887	7,250
Net increase in finance receivables and loans	(94,869)	(96,028)	(125,183)
Proceeds from sales of finance receivables and loans	117,830	125,836	108,147
Purchases of operating lease assets	(18,190)	(15,496)	(14,055)
Disposals of operating lease assets	7,303	5,164	7,668
Change in notes receivable from GM	1,660	1,053	(1,635)
Purchases of mortgage servicing rights, net	(61)	(267)	(326)
Acquisitions of subsidiaries, net of cash acquired	(340)	(2)	9
Proceeds from sale of business units, net	8,537	—	—
Settlement of residual support and risk sharing obligations with GM	1,357	—	—
Other, net	(21)	(1,549)	260

Net cash provided by (used in) investing activities	24,797	14,154	(27,372)

Financing activities
Net change in short-term debt	2,665	(9,970)	4,123
Proceeds from issuance of long-term debt	88,180	77,890	72,753
Repayments of long-term debt	(100,840)	(69,520)	(57,743)
Other financing activities	2,259	6,168	4,723
Dividends paid	(4,755)	(2,500)	(1,500)
Proceeds from issuance of preferred interests	1,900	—	—

Net cash (used in) provided by financing activities	(10,591)	2,068	22,356

Effect of exchange rate changes on cash and cash equivalents	152	(45)	295

Net (decrease) increase in cash and cash equivalents	(336)	(6,923)	4,742
Cash and cash equivalents at beginning of year (d)	15,795	22,718	17,976

Cash and cash equivalents at end of year (b)	$15,459	$15,795	$22,718

Supplemental disclosures
Cash paid for:
Interest	$15,889	$13,025	$8,887
Income taxes	1,087	1,339	2,003
Non-cash items:
Finance receivables and loans held for sale (c)	—	—	6,849
(Decrease) increase in equity (d)	—	(195)	119
Loans held for sale transferred to finance receivables and loans	14,549	20,084	4,332
Finance receivables and loans transferred to loans held for sale	3,889	3,904	3,506
Finance receivables and loans transferred to other assets	1,771	1,017	388
Transfer of investment securities classified as trading to investment securities classified as available for sale	—	257	561
Various assets and liabilities acquired through consolidation of variable interest entities	—	325	—
Available for sale securities transferred to trading securities	927	—	—
Capital contributions from GM relating to GMAC sale (e)	951	—	—
Non cash dividends paid to GM relating to GMAC sale (e)	4,984	—	—
Proceeds from sales and repayments of mortgage loans held for investment originally designated as held for sale	7,562	2,063	1,550

(a)	Includes origination of mortgage servicing rights of $1,732, $1,272 and $1,228 for 2006, 2005 and 2004, respectively.
(b)	2005 includes $371 of cash and cash equivalents classified as assets held for sale. Refer to Note 1 to our Consolidated Financial Statements.
(c)	Represents the consolidation of certain assets related to an accounting change under SFAS 140 in 2004.
(d)	For 2005 represents the repurchase of operating lease assets and related deferred tax liabilities from GM. For 2004 represents the consolidation of Banco GM under FIN 46R beginning January 1, 2004; in the fourth quarter, we purchased Banco GM.
(e)	As further described in Note 18 to our Consolidated Financial Statements.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

  1 Description of Business and Significant Accounting Policies

GMAC LLC (referred to herein as GMAC, we, our or us) was founded in 1919 as a wholly owned subsidiary of General Motors Corporation (General Motors or GM). On November 30, 2006, GM sold a 51% interest in us for approximately $7.4 billion (the Sale Transactions) to FIM Holdings LLC (FIM Holdings). FIM Holdings is an investment consortium led by Cerberus FIM Investors, LLC, the sole managing member, Citigroup Inc., Aozora Bank Ltd., and a subsidiary of The PNC Financial Services Group, Inc.

Prior to consummation of the Sale Transactions, (i) GMAC distributed to GM certain assets with respect to automotive leases owned by GMAC and its affiliates, such assets having a net book value of approximately $4.0 billion and related deferred tax liabilities of $1.8 billion, (ii) GM assumed or retained certain of GMAC’s post-employment welfare benefits, (iii) GMAC transferred to GM certain entities that hold a fee interest in certain real properties, (iv) GMAC made distributions to GM for a portion of GMAC’s net income from September 30, 2005, to the date of consummation of the Sale Transactions, (v) GM and its subsidiaries repaid certain indebtedness owing to GMAC such that the specified unsecured obligations owing to GMAC and its subsidiaries from GM and its U.S. subsidiaries are no greater than $1.5 billion and (vi) GMAC made a one-time distribution to GM of approximately $2.7 billion of cash primarily to reflect the increase in GMAC’s equity resulting from the elimination of a portion of its net deferred tax liabilities arising from the conversion of GMAC and certain of its subsidiaries to limited liability form.

Restatement of Previously Issued Consolidated Financial Statements
As discussed in Note 24 to the Consolidated Financial Statements, we are restating our historical Consolidated Balance Sheet as of December 31, 2005 and Consolidated Statements of Income, Changes in Equity and Cash Flows for the two years then ended. This restatement relates to the accounting treatment for certain hedging transactions under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (SFAS 133). We are also correcting certain other out-of-period errors, which were deemed immaterial, individually and in the aggregate, in the years in which they were originally recorded and identified. These items relate to transactions involving certain transfers of financial assets, valuations of certain financial instruments, amortization of unearned income on certain products, income taxes and other inconsequential items. Because of this derivative restatement, we are correcting these amounts to record them in the proper period.

The following table sets forth a reconciliation of previously reported and restated net income for the annual periods shown. The restatement increased January 1, 2004 retained earnings to $14,114 million from $14,078 million. The increase of $36 million was comprised of a $55 million increase related to the elimination of hedge accounting related to certain debt instruments and a decrease of $16 related to other immaterial items.

	Net income for the year ended December 31,
($ in millions)	2005	2004

Previously reported net income	$2,394	$2,913
Elimination of hedge accounting related to certain debt instruments	(256)	(143)
Other, net	136	52

Total pre-tax adjustments	(120)	(91)
Related income tax effects	8	72

Restated net income	$2,282	$2,894

% change	(4.7)	(0.7)

Consolidation and Basis of Presentation
The consolidated financial statements include our accounts and accounts of our majority-owned subsidiaries after eliminating all significant intercompany balances and transactions, and includes all variable interest entities in which we are the primary beneficiary. Refer to Note 21 to our Consolidated Financial Statements for further details on our variable interest entities. Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (GAAP). Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

We operate our international subsidiaries in a similar manner as in the United States of America (U.S. or United States), subject to local laws or other circumstances that may cause us to modify our procedures accordingly. The financial statements of subsidiaries which operate outside of the U.S. generally are measured using the local currency as the functional currency. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

exchange rates. Income and expense items are translated at average exchange rates prevailing during the reporting period. The resulting translation adjustments are recorded as accumulated other comprehensive income, a component of equity.

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

Cash Equivalents
Cash equivalents are generally defined as short-term, highly liquid investments with original maturities of 90 days or less and include investments. The balance of cash equivalents was $13.4 billion and $13.8 billion at December 31, 2006 and 2005, respectively. The book value of cash equivalents approximates fair value because of the short maturities of these instruments. Certain securities with original maturities less than 90 days that are held as a portion of longer term investment portfolios, primarily relating to GMAC Insurance Holdings, Inc., are classified as investment securities.

Investment Securities
Our portfolio of investment securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts and other investments. Investment securities are classified based on management’s intent. Our trading securities primarily consist of retained and purchased interests in certain securitizations. The retained interests are carried at fair value with changes in fair value recorded in current period earnings. Debt securities which management has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost as of the trade date. Premiums and discounts on debt securities are amortized as an adjustment to yield over the contractual term of the security. All other investment securities are classified as available for sale and carried at fair value as of the trade date, with unrealized gains and losses (excluding other than temporary impairments) included in accumulated other comprehensive income, a component of equity, on an after-tax basis. Investments classified as available for sale or held to maturity are considered to be impaired when a decline in fair value is judged to be other than temporary. We employ a systematic methodology that considers available evidence in evaluating potential impairment of our investments. In the event that the cost of an investment exceeds its fair value, we evaluate, among other factors, the magnitude and duration of the decline in fair value. For equity and debt securities, we also evaluate the financial health of and business outlook for the issuer, the performance of the underlying assets for interests in securitized assets and our intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, a new cost basis in the investment is established. Realized gains and losses on investment securities are reported in investment income and are determined using the specific identification method.

In the normal course of business, we enter into securities lending agreements with various other counterparties. Under these agreements, we lend the rights to designated securities we own in exchange for collateral in the form of cash or governmental securities, approximating 102% (domestic) or 105% (foreign) of the value of the securities loaned. These agreements are primarily overnight in nature and settle the next business day. At December 31, 2006, we had loaned securities of $439 million and had received corresponding cash collateral of $445 million for such loans. We had no such securities on loan at December 31, 2005.

Loans Held for Sale
Loans held for sale may include automotive, commercial finance and residential receivables and loans and are carried at the lower of aggregate cost or estimated fair value, or, if such loans are part of hedge accounting relationships pursuant to SFAS 133, they are reported at fair value. Fair value is based on contractually established commitments from investors or is based on current investor yield requirements. Revenue recognition on consumer automotive finance receivables is suspended when finance receivables and loans are placed on nonaccrual status. Retail automotive receivables held for sale are placed on nonaccrual status when contractually delinquent for 120 days.

Assets Held for Sale
On August 3, 2005, we announced that we had entered into a definitive agreement to sell a majority equity interest in Capmark. As a result of this previous definitive agreement, the assets and liabilities of Capmark were classified as held for sale separately in our Consolidated Balance Sheet at December 31, 2005. On March 23, 2006, we completed the sale of approximately 79% of our equity in Capmark.

Finance Receivables and Loans
Finance receivables and loans are reported at the principal amount outstanding, net of unearned income. Unearned income, which includes deferred origination fees reduced by origination costs and unearned rate support received from GM, is amortized over the contractual life of the related finance receivable or loan using the interest method. Loan commitment fees are generally deferred and amortized into commercial revenue over the commitment period.

Acquired Loans
We acquire certain loans individually and in groups or portfolios, which have experienced deterioration of credit quality between origination and our acquisition. The amount paid for these loans reflects our determination that it is probable that we will be unable to collect all amounts due according to the loan’s contractual terms. These acquired loans are accounted for under American Institute of

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). We recognize the accretable yield to the excess of our estimate of undiscounted expected principal, interest and other cash flows (expected at acquisition to be collected) over our initial investment in the acquired asset.

Over the life of the loan or pool, we update the estimated cash flows we expect to collect. At each balance sheet date, we evaluate whether the expected cash flows of these loans has changed. We adjust the amount of accretable yield for any loans or pools where there is an increase in expected cash flows. We record a valuation allowance for any loans or pools for which there is a decrease in expected cash flows. In accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114), we measure such impairments based upon the present value of the expected future cash flows discounted using the loan’s effective interest rate or, as a practical expedient when reliable information is available, through the fair value of the collateral less expected costs to sell. The present value of any subsequent increase in the loan’s or pool’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan or pool.

Nonaccrual Loans
Consumer and commercial revenue recognition is suspended when finance receivables and loans are placed on nonaccrual status. Prime retail automotive receivables are placed on nonaccrual status when delinquent for 120 days. Nonprime retail automotive receivables are placed on nonaccrual status when delinquent for 60 days. Residential mortgages and commercial real estate loans are placed on nonaccrual status when delinquent for 60 days. Warehouse, construction, and other lending receivables are placed on nonaccrual status when delinquent for 90 days. Revenue accrued but not collected at the date finance receivables and loans are placed on nonaccrual status is reversed and subsequently recognized only to the extent it is received in cash. Finance receivables and loans are restored to accrual status only when contractually current and the collection of future payments is reasonably assured.

Impaired Loans
Commercial loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement and the recorded investment in the loan exceeds the fair value of the underlying collateral. We recognize income on impaired loans as discussed previously for nonaccrual loans. If the recorded investment in impaired loans exceeds the fair value, a valuation allowance is established as a component of the allowance for credit losses. In addition to commercial loans specifically identified for impairment, we have pools of loans that are collectively evaluated for impairment, as discussed within the allowance for credit losses accounting policy.

Allowance for Credit Losses
The allowance for credit losses is management’s estimate of incurred losses in the lending portfolios. Portions of the allowance for credit losses are specified to cover the estimated losses on commercial loans specifically identified for impairment. The unspecified portion of the allowance for credit losses covers estimated losses on the homogeneous portfolios of finance receivables and loans collectively evaluated for impairment. Amounts determined to be uncollectible are charged against the allowance for credit losses. Additionally, losses arising from the sale of repossessed assets collateralizing automotive finance receivables and loans are charged to the allowance for credit losses. Recoveries of previously charged-off amounts are credited at time of collection.

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

Securitizations and Other Off-balance Sheet Transactions
We securitize, sell and service retail finance receivables, operating leases, wholesale loans, securities, and residential loans. Interests in the securitized and sold loans are generally retained in the form of interest-only strips, senior or subordinated interests, cash reserve accounts and servicing rights. Our retained interests are generally subordinate to investors’ interests. The investors and the securitization trusts generally have no recourse to our other assets for failure of debtors to pay when due.

We retain servicing responsibilities for all of our retail finance receivable, operating lease, and wholesale loan securitizations and for the majority of our residential loan securitizations. We may

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

receive servicing fees based on the securitized loan balances and certain ancillary fees, all of which are recorded in servicing fees income. We also retain the right to service the residential loans sold as a result of mortgage-backed security transactions with Ginnie Mae, Fannie Mae, and Freddie Mac. We also serve as the collateral manager in the securitizations of commercial investment securities.

Gains or losses on securitizations and sales depend on the previous carrying amount of the assets involved in the transfer and are allocated between the assets sold and the retained interests based on relative fair values, except for certain servicing assets or liabilities which are initially recorded at fair value, at the date of sale. Since quoted market prices are generally not available, we estimate the fair value of retained interests by determining the present value of future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including credit losses, prepayment speeds, weighted average life and discount rates commensurate with the risks involved and, if applicable, interest or finance rates on variable and adjustable rate contracts. Credit loss assumptions are based upon historical experience, market information for similar investments, and the characteristics of individual receivables and loans underlying the securities. Prepayment speed estimates are determined utilizing data obtained from market participants, where available, or based on historical prepayment rates on similar assets. Discount rate assumptions are determined using data obtained from market participants, where available, or based on current relevant treasury rates plus a risk adjusted spread based on analysis of historical spreads on similar types of securities. Estimates of interest rates on variable and adjustable contracts are based on spreads over the applicable benchmark interest rate using market-based yield curves. Gains on securitizations and sales are reported in gain on sale of mortgage and automotive loans for retail finance receivables, wholesale loans and residential loans. Retained interests are recorded at fair value with any declines in fair value below the carrying amount reflected in other comprehensive income, a component of equity, or in earnings, if declines are determined to be other than temporary or if the interests are classified as trading. Retained interest-only strips and senior and subordinated interests are generally included in available for sale investment securities, or in trading investment securities, depending on management’s intent at the time of securitization. Retained cash reserve accounts are included in other assets.

Investment in Operating Leases
Investment in operating leases is reported at cost, less accumulated depreciation and net of origination fees or costs. Income from operating lease assets, which includes lease origination fees net of lease origination costs, is recognized as operating lease revenue on a straight-line basis over the scheduled lease term. Depreciation of vehicles is generally provided on a straight-line basis to an estimated residual value over a period of time, consistent with the term of the underlying operating lease agreement. We evaluate our depreciation policy for leased vehicles on a regular basis.

We have significant investments in the residual values of assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts and are initially recorded based on residual values established at contract inception by consulting independently published residual value guides. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and may make adjustments to the depreciation rates to the extent the expected value of the vehicle (including any residual support payments from GM) at lease termination changes. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary based on market considerations and portfolio characteristics. Other than temporary impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying value of the asset. When a lease vehicle is returned to us, the asset is reclassified from investment in operating leases to other assets at the lower of cost or estimated fair value, less costs to sell.

Mortgage Servicing Rights
Primary servicing involves the collection of payments from individual borrowers and the distribution of these payments to the investors. Master servicing rights represent our right to service mortgage and asset-backed securities and whole loan packages issued for investors. Master servicing involves the collection of borrower payments from primary servicers and the distribution of those funds to investors in mortgage and asset-backed securities and whole loan packages.

We capitalize the value expected to be realized from performing specified mortgage servicing activities for others as mortgage servicing rights (MSRs). Such capitalized servicing rights are purchased or retained upon sale or securitization of mortgages. Prior to January 1, 2006, mortgage servicing rights were recorded on both securitizations that were accounted for as sales, as well as those accounted for as secured financings. Effective January 1, 2006, with the adoption of SFAS 156, mortgage servicing rights are not recorded on securitizations accounted for as secured financings. The total cost of the mortgage loans, which includes the cost to acquire the mortgage servicing rights, is allocated to the mortgage loans, the servicing rights and other retained assets based on their relative fair values. We measure mortgage servicing assets and liabilities at fair value.

We define our classes of servicing rights based on both the availability of market inputs and the manner in which we manage the risks of our servicing assets and liabilities. We manage our servicing rights at the reportable operating segment level where sufficient market inputs exist to determine the fair value of our recognized servicing assets and liabilities.

Since quoted market prices for MSRs are not available, we estimate the fair value of MSRs by determining the present value of future expected cash flows using modeling techniques that incorporate

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

management’s best estimates of key variables, including expected cash flows, credit losses, prepayment speeds and return requirements commensurate with the risks involved. Cash flow assumptions are based on our actual performance, and where possible, the reasonableness of assumptions is periodically validated through comparisons to other market participants. Credit loss assumptions are based upon historical experience and the characteristics of individual loans underlying the MSRs. Prepayment speed estimates are determined from historical prepayment rates on similar assets or obtained from third-party data. Return requirement assumptions are determined using data obtained from market participants, where available, or based on current relevant interest rates plus a risk-adjusted spread. Since many factors can affect the estimate of the fair value of mortgage servicing rights, we regularly evaluate the major assumptions and modeling techniques used in our estimate and review such assumptions against market comparables, if available.

We monitor the actual performance of our MSRs by regularly comparing actual cash flow, credit and prepayment experience to modeled estimates. We periodically invest in trading and available for sale securities and derivative financial instruments to mitigate the effect of changes in fair value from the interest rate risk inherent in the MSRs.

Reinsurance
We assume and cede insurance risk under various reinsurance agreements. We seek to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk with other insurance enterprises. We remain liable with respect to any reinsurance ceded if the assuming companies are unable to meet their obligations under these reinsurance agreements. We also assume insurance risks from other insurance companies, receiving a premium as consideration for the risk assumption. Amounts recoverable from reinsurers on paid losses and loss adjustment expenses are included in premiums and other insurance receivables. Amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses and loss adjustment expenses, pursuant to reinsurance contracts are estimated and reported with premiums and other insurance receivables. Amounts paid to reinsurers relating to the unexpired portion of reinsurance contracts are reported as prepaid reinsurance premiums within premiums and other insurance receivables.

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

Goodwill and Other Intangibles
Goodwill and other intangible assets, net of accumulated amortization, are reported in other assets. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is reviewed for impairment utilizing a two step process. The first step of the impairment test requires us to define the reporting units, which for us represents the operating segments as disclosed in Note 22 and compare the fair value of each of these reporting units to the respective carrying value. The fair value of the reporting units is determined based on various analyses, including discounted cash flow projections. If the carrying value is less than the fair value, no impairment exists and the second step does not need to be completed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and a second step must be performed to compute the amount of the impairment. SFAS 142 requires goodwill to be tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. We conclude on our annual impairment test in the fourth quarter.

Other intangible assets, which include customer lists, trademarks and other identifiable intangible assets, are amortized on a straight-line basis over an estimated useful life of 3 to 15 years.

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

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

the amount originally expected is considered impaired and written down to fair value.

Deferred Policy Acquisition Costs
Commissions and other costs of acquiring insurance, and compensation paid to producers of extended service contracts that are primarily related to and vary with the production of business are deferred and recorded in other assets. These costs are subsequently amortized over the terms of the related policies and service contracts on the same basis as premiums and revenue are earned, except for direct response advertising costs which are amortized over a three year period, based on the anticipated future benefit.

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
Reserves for insurance losses and loss adjustment expenses are established for the unpaid cost of insured events that have occurred as of a point in time. More specifically, the reserves for insurance losses and loss adjustment expenses represent the accumulation of estimates for reported losses and a provision for losses incurred but not reported, including claims adjustment expenses, relating to direct insurance and assumed reinsurance agreements. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred and netted against insurance losses and loss adjustment expenses. Reserves are established for each business at the lowest meaningful level of homogeneous data based on actuarial analysis and volatility considerations. Since the reserves are based on estimates, the ultimate liability may be more or less than such reserves. Adjustments in such estimated reserves are included in the period in which the adjustments are considered necessary. Such adjustments may occur in future periods and could have a material impact on our consolidated financial position, results of operations or cash flows.

Derivative Instruments and Hedging Activities
In accordance with SFAS 133, all derivative financial instruments, whether designated for hedging relationships or not, are required to be recorded on the balance sheet as assets or liabilities, carried at fair value and periodically adjusted. At inception of a hedging relationship, we designate each qualifying derivative financial instrument as a hedge of the fair value of a specifically identified asset or liability (fair value hedge) or as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). We also use derivative financial instruments which, although acquired for risk management purposes, do not qualify as hedges under GAAP. Changes in the fair value of derivative financial instruments that are designated and qualify as fair value hedges, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative financial instruments is recorded in other comprehensive income, a component of equity, and recognized in the income statement when the hedged cash flows affect earnings. Changes in the fair value of derivative financial instruments held for risk management purposes that do not meet the criteria to qualify as hedges under GAAP are reported in current period earnings. The ineffective portions of fair value and cash flow hedges are immediately recognized in earnings. The hedge accounting treatment described herein is no longer applied if a derivative financial instrument is terminated or the hedge designation is removed. For these terminated fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the asset or liability and are recognized into income over the remaining life of the asset or liability. For terminated cash flow hedges, unless it is probable that the forecasted cash flows will not occur within a specified time frame, any changes in fair value of the derivative financial instrument remain in other comprehensive income, a component of equity, and are reclassified into earnings in the same period during which the cash flows affect earnings.

Loan Commitments
We enter into commitments to make loans whereby the interest rate on the loan is set prior to funding (i.e., interest rate lock commitments). Interest rate lock commitments for loans to be originated or purchased for sale, and for loans to be purchased and held for investment (including commitments to acquire senior interests in mortgage loan pools from off-balance sheet facilities), are derivative financial instruments carried at fair value in accordance with SFAS 133 and Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105). SAB 105 provides specific guidance on the measurement of loan commitments, specifying that fair value measurement exclude any expected future cash flows related to the customer relationship or loan servicing. Servicing assets are recognized once they are contractually separated from the underlying loan by sale or securitization.

Income Taxes
Prior to November 30, 2006, we filed a consolidated U.S. federal income tax return with GM. The portion of the consolidated tax recorded by us and our subsidiaries included in the consolidated tax return generally is equivalent to the liability that we would have incurred on a separate return basis and is settled as GM’s tax payments are due.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

During 2006, we and a number of our U.S. subsidiaries converted to limited liability companies (LLCs) and effective November 28, 2006, became disregarded or pass-through entities for U.S. federal income tax purposes. Income taxes incurred by these converting entities have been provided through November 30, 2006 as required under the tax sharing agreement between GM and GMAC. Subsequent to November 30, 2006, income taxes have not been provided for these entities as they have ceased to be taxable entities. Taxation for these entities is generally levied at each member’s level for their allocable share of taxable income. Where entity level tax applies, it has been provided for in the consolidated financial statements. Any related deferred taxes have been eliminated with respect to entities that have ceased to be taxable enterprises.

Our banking, insurance and foreign subsidiaries are generally corporations and continue to be subject to and provide for U.S. federal, state, and foreign income taxes. Deferred tax assets and liabilities are established for future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. We also establish reserves related to disputed items with various tax authorities when an unfavorable judgment against us becomes probable and the costs can be reasonably estimated.

Preferred Membership Interest
We issued 2,110,000 Preferred Membership Interests (Preferred Interests) each with a face value of $1,000 in November 2006. GM and FIM Holdings purchased 1,555,000 and 555,000 Preferred Interests, respectively, at a 10% discount, for total cash proceeds of $1.9 billion. Preferred Interests are non-voting, can not be converted into any additional membership interest in us, and have a 3% redemption premium if redeemed within the first five years after issuance. In accordance with Emerging Issues Task Force Topic No. D-98, Classification and Measurement of Redeemable Securities, the Preferred Interests have been recorded as mezzanine equity at their redemption value, as they are redeemable at the option of the holder, and are revalued to redemption value at each balance sheet date. The accretion to redemption value and dividends on the Preferred Interests were recorded as an adjustment to retained earnings.

Membership Interest
We currently have three additional classes of Membership Interests, consisting of 51,000 Class A Membership Interests, 49,000 Class B Membership Interests and 5,820 Class C Membership Interests. All Class A and Class B Membership Interests are issued and outstanding at December 31, 2006, and have equal rights and preferences in the assets of GMAC. FIM Holdings owns all 51,000 Class A Interests (a 51% ownership interest in us) and GM, through a wholly-owned subsidiary, owns all 49,000 Class B Interests (a 49% ownership interest in us). There were 3,703 Class C Membership Interests authorized, at December 31, 2006, which are considered “profit interests” and not “capital interests” as defined in Revenue Procedure 93-27, 1993-2 C.B. 343. These Class C Membership Interests may be issued from time to time pursuant to the GMAC Management LLC Class C Membership Interest Plan. Each outstanding class of membership interest is classified as equity in our consolidated financial statements. Any additional membership interests must be approved by the Board of Managers (Board). There is no established trading market for our Common Equity interests, Preferred Membership Interest or Class C Membership Interests. At December 31, 2006, there were no Class C Membership Interests granted.

Membership Interest Distributions
We are required to make certain distributions to holders of the Preferred Interests (preferred holders). Distributions will be made in cash on a pro rata basis within ten business days of delivering the GMAC financial statements to the members. Distributions are issued in units of $1,000 and will accrue yield during each fiscal quarter at a rate of 10% per annum. Our Board may reduce any distribution to the extent required to avoid a reduction of the equity capital of GMAC below a minimum amount of equity capital equal to the net book value of GMAC as of November 30, 2006 (determined in accordance with GAAP).

In addition, our Board may suspend the payment distributions with respect to any one or more fiscal quarters with majority members’ consent. If distributions are not made with respect to any fiscal quarter, the distributions will be non-cumulative and will be reduced to zero. If the accrued yield of GMAC’s preferred interests for any fiscal quarter is fully paid to the preferred members, then the excess of the net financial book income of GMAC in any fiscal quarter over the amount of yield distributed to the holders of our preferred equity interests in such fiscal quarter, will be distributed to the holders of our common membership interests (Class A and Class B Membership Interests) as follows: at least 40% of the excess will be paid for fiscal quarters ending prior to December 31, 2008 and at least 70% of the excess will be paid for fiscal quarters ending after December 31, 2008. In this event, distribution priorities are to common membership interest holders first, up to the agreed upon amounts, and then ratably to Class A, Class B and Class C Membership Interest holders based on the total interest of each such holder.

In the event of sale or dissolution of GMAC, cash proceeds available for distribution to the members shall be distributed first to the Preferred Interest holders ratably for the amount of preferred accrued dividends. Thereafter, distributions shall be made to the Preferred Interest holders ratably for the amount of aggregate unreturned preferred capital amounts, until the unreturned preferred capital amounts are fully paid. Following these dividends to preferred holders, distributions shall be made to the holder of our common equity interest ratably until such holders have received a return of their agreed initial value. Finally, remaining distributions shall be made to Class A, Class B and Class C Membership Interest holders based on the total interest of each such holder.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

Share-based Incentive Plans
During the 2006 year, the Compensation Committee of the Board approved two share-based compensation plans for senior and executive-level employees — a Long-term Phantom Incentive Plan (LTIP) and a Management Profits Interest Plan (MPI). The LTIP provides for a cash bonus paid after a three-year performance period based on our performance. The MPI provides for an equity interest in a management company that holds our Class C Membership Interests. There were no grants under either plan in 2006.

Change in Accounting Principle
On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS 156) that: (1) provides revised guidance on when a servicing asset and servicing liability should be recognized; (2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable; (3) permits an entity to elect to measure servicing assets and liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; (4) upon initial adoption, permits a one time reclassification of available-for-sale securities to trading securities for securities, which are identified as offsetting an entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value and (5) requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the balance sheet and additional disclosures. We elected to subsequently measure the majority of servicing assets and liabilities at fair value and report changes in fair value in earnings in the period in which the changes occur. In addition, we made a one-time reclassification of $927 million of available for sale securities to trading securities for those securities identified as offsetting our exposure to changes in the fair value of servicing assets or liabilities. The adoption of SFAS No. 156 resulted in a $13 million reduction in the beginning of the year retained earnings, net of tax, as a cumulative effect of a change in accounting principle. However, the impact to total equity was a $4 million increase, net of tax.

We define our classes of servicing rights based on both the availability of market inputs and the manner in which we manage the risks of our servicing assets and liabilities. We manage our servicing rights at the reportable operating segment level. For all servicing assets and liabilities recorded on our consolidated balance sheet at January 1, 2006, the date of adoption, we identified three classes of servicing rights, those pertaining to: residential mortgage in our Residential Capital, LLC (ResCap), reporting segment, auto finance in our North American Operations reporting segment and commercial mortgages. As a result of the sale of approximately 79% of Capmark on March 23, 2006, the commercial mortgage servicing rights are no longer recorded on our consolidated balance sheet at December 31, 2006. We have elected to measure our residential mortgage servicing rights at fair value for each reporting date and report changes in fair value in earnings during the period in which the changes occur. At December 31, 2006 and 2005, these mortgage servicing rights were valued at $4.9 billion and $4.0 billion, respectively, on our Consolidated Balance Sheet.

For auto finance servicing assets we have elected to continue to use the amortization method of accounting. Our auto finance servicing assets and liabilities at December 31, 2006, totaled $9 million and $18 million, respectively, and are recorded in other assets and other liabilities, respectively, on our Consolidated Balance Sheet.

Recently Issued Accounting Standards
Statement of Position 05-1 — In September 2005 the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance contracts. SOP 05-1 defines an internal replacement and specifies the conditions that determine whether the replacement contract is substantially or unsubstantially changed from the replaced contract. An internal replacement determined to result in a substantially changed contract should be accounted for as an extinguishment of the replaced contract; unamortized deferred acquisition costs and unearned revenue liabilities of the replaced contract should no longer be deferred. An internal replacement determined to result in an unsubstantially changed contract should be accounted for as a continuation of the replaced asset. SOP 05-01 introduces the terms integrated and non-integrated contract features and specifies that non-integrated features do not change the base contract and are to be accounted for in a manner similar to a separately issued contract. Integrated features are evaluated in conjunction with the base contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Adoption of SOP 05-1 is not expected to have a material impact on our consolidated financial position or results of operations.

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

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

beginning of the fiscal year that begins after September 15, 2006. Adoption of SFAS 155 is not expected to have a material impact on our consolidated financial position or results of operations.

FASB Staff Position — FIN 46(R)-6 — In April 2006 the FASB issued FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R), which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation, are examined to determine the variability in applying FIN 46(R). The variability is used in applying FIN 46(R) to determine whether an entity is a variable interest entity, which interests are variable interests in the entity and who is the primary beneficiary of the variable interest entity. This statement is applied prospectively and is effective for all reporting periods beginning after June 15, 2006. The guidance did not have a material impact on our consolidated financial position or results of operations.

FASB Interpretation No. 48 — In June 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which supplements Statement of Financial Accounting Standard No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. The adoption of this Interpretation as of January 1, 2007, is not expected to have a material impact on our consolidated financial position.

FASB Staff Position (FSP) No. 13-2 — In July 2006 the FASB issued FSP No. 13-2 Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction, (FSP 13-2), which amends SFAS No. 13, Accounting for Leases, by requiring lessors to recalculate the rate of return and periodic income allocation for leveraged-lease transactions when there is a change or projected change in the timing of income tax cash flows related to the lease. FSP 13-2 requires lessors to use the model in FIN 48 to determine the timing and amount of expected tax cash flows in leveraged-lease calculations and recalculations. FSP 13-2 is effective in the same period as FIN 48. At the date of adoption, the lessor is required to reassess projected income tax cash flows related to leveraged leases using the FIN 48 model for recognition and measurement. Revisions to the net investment in a leverage lease required when FSP 13-2 is adopted would be recorded as an adjustment to the beginning balance of retained earnings and reported as a change in accounting principle. Adoption of this guidance is not expected to have a material impact on our consolidated financial position or results of operations.

SEC Staff Accounting Bulletin No. 108 — In September 2006 the SEC issued Staff Accounting Bulletin (SAB) No. 108 Quantifying Financial Misstatements, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 did not have a material effect on our current process for assessing and quantifying financial statement misstatements.

SFAS No. 157 — In September 2006 the FASB issued SFAS No. 157 Fair Value Measurements, which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. The statement applies when GAAP requires or allows assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstance. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an arm’s length transaction between market participants, in such markets where we conduct business. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. The level of the reliability of inputs utilized for fair value calculations drive the extent of disclosure requirements of the valuation methodologies used under the standard. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 should be applied prospectively. Management is assessing the potential impact on our consolidated financial position and results of operations.

SFAS No. 158 — In September 2006 the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87 Employers’ Accounting for Pensions (SFAS No. 87), SFAS No. 88 Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (SFAS No. 88), SFAS No. 106 Employer’s Accounting for Postretirement Benefits Other Than Pensions (SFAS No. 106), and SFAS No. 132(R) Employers’ Disclosures about Pensions and Other Postretirement

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

Benefits (revised 2003) (SFAS 132(R)). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. The asset or liability is the offset to other comprehensive income, consisting of previously unrecognized prior service costs and credits, actuarial gains or losses and transition obligations and assets. SFAS 158 also required the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The statement provides two transition alternatives for companies to make the measurement-date provisions. The recognition of asset and liability related to funded status provision is effective for us for fiscal years ending after June 15, 2007, and the change in measurement is effective for fiscal years ending after December 15, 2008. Adoption of this guidance is not expected to have a material impact on our consolidated financial position or results of operations.

SFAS No. 159 — In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the effect of implementing this guidance, which directly depends on the nature and extent of eligible items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.

  2 Insurance Premiums and Service Revenue Earned

The following table is a summary of insurance premiums and service revenue written and earned:

	2006		2005		2004
Year ended December 31, ($ in millions)	Written	Earned	Written	Earned	Written	Earned

Insurance premiums
Direct	$2,575	$2,733	$2,493	$2,644	$2,400	$2,604
Assumed	696	693	634	595	611	630

Gross insurance premiums	3,271	3,426	3,127	3,239	3,011	3,234
Ceded	(445)	(450)	(401)	(387)	(348)	(347)

Net insurance premiums	2,826	2,976	2,726	2,852	2,663	2,887
Service revenue	1,209	1,207	1,345	910	1,319	641

Insurance premiums and service revenue written and earned	$4,035	$4,183	$4,071	$3,762	$3,982	$3,528

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

  3 Other Income

Details of other income were as follows:

Year ended December 31, ($ in millions)	2006	2005	2004

Real estate services	$593	$712	$464
Interest and service fees on transactions with GM (a)	576	568	370
Interest on cash equivalents	489	480	244
Other interest revenue	536	450	297
Full service leasing fees	280	170	153
Late charges and other administrative fees	164	164	164
Mortgage processing fees	136	461	518
Interest on restricted cash deposits	119	102	60
Insurance service fees	131	111	136
Real estate and other investment income	106	157	148
Factoring commissions	60	74	77
Specialty lending fees	57	59	60
Fair value adjustment on certain derivatives (b)	6	(36)	(26)
Other	390	927	805

Total other income	$3,643	$4,399	$3,470

(a)	Refer to Note 18 to our Consolidated Financial Statements for a description of transactions with GM.
(b)	Refer to Note 15 to our Consolidated Financial Statements for a description of our derivative instruments and hedging activities.

  4 Other Operating Expenses

Details of other operating expenses were as follows:

Year ended December 31, ($ in millions)	2006	2005	2004

Insurance commissions	$898	$901	$928
Technology and communications expense	573	591	569
Professional services	493	452	474
Advertising and marketing	363	359	537
Premises and equipment depreciation	253	288	294
Rent and storage	243	272	253
Full service leasing vehicle maintenance costs	257	236	215
Lease and loan administration	222	196	175
Auto remarketing and repossession	288	187	136
Operating lease disposal loss (gain)	29	(304)	(192)
Other	1,157	956	821

Total other operating expenses	$4,776	$4,134	$4,210

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

  5 Investment Securities

Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts and other investments. The cost, fair value and gross unrealized gains and losses on available for sale and held to maturity securities were as follows:

	2006				2005
		Gross				Gross
		unrealized		Fair		unrealized		Fair
December 31, ($ in millions)	Cost	gains	losses	value	Cost	gains	losses	value

Available for sale securities
Debt securities
U.S. Treasury and federal agencies	$3,173	$3	($19)	$3,157	$2,945	$5	($46)	$2,904
States and political subdivisions	734	23	(1)	756	863	27	(1)	889
Foreign government securities	809	6	(5)	810	844	11	(2)	853
Mortgage-backed securities:
Residential	185	—	(2)	183	119	—	(2)	117
Commercial	26	—	—	26	19	—	—	19
Asset-backed securities (a)	1,735	2	—	1,737	956	—	—	956
Interest-only strips	43	10	—	53	122	29	(3)	148
Corporate debt securities	3,713	18	(32)	3,699	5,124	27	(30)	5,121
Other	994	9	(3)	1,000	909	16	(5)	920

Total debt securities (b)	11,412	71	(62)	11,421	11,901	115	(89)	11,927
Equity securities	418	161	(5)	574	1,510	874	(17)	2,367

Total available for sale securities	$11,830	$232	($67)	$11,995	$13,411	$989	($106)	$14,294

Held-to-maturity securities
Total held-to-maturity securities	$12	$—	$—	$12	$16	$—	$—	$16

(a)	Includes approximately $471 of Notes secured by operating lease assets distributed to GM on November 22, 2006. Refer to Note 18 for further discussion.
(b)	In connection with certain borrowings and letters of credit relating to certain assumed reinsurance contracts $194 and $1,098 of primarily U.S. Treasury securities were pledged as collateral as of December 31, 2006 and 2005, respectively.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

We had other than temporary impairment write-downs of $12, $16 and $17 million for the years ended December 31, 2006, 2005, and 2004, respectively. Gross unrealized gains and losses on investment securities available for sale totaled $997 and $33 million, respectively, as of December 31, 2004.

The fair value, unrealized gains (losses) and amount pledged as collateral for our portfolio of trading securities were as follows:

December 31, ($ in millions)	2006	2005

Trading securities
Fair value
U.S. Treasury Securities	$401	$—
Residential mortgage-backed securities	1,748	1,042
Mortgage residual interests	1,019	764
Asset backed securities	19	—
Interest-only strips	572	265
Principal-only strips	957	651
Debt and other	68	1,175

Total trading securities	$4,784	$3,897

Net unrealized gains (a)	$118	$131
Pledged as collateral	$1,524	$2,697

(a)	Unrealized gains and losses are included in investment income on a current period basis. Net unrealized gains totaled $35 at December 31, 2004.

The maturity distribution of available for sale and held to maturity debt securities outstanding is summarized in the following table. Prepayments may cause actual maturities to differ from scheduled maturities.

	Available		Held to
	for sale		maturity
December 31, 2006		Fair		Fair
($ in millions)	Cost	value	Cost	value

Due in one year or less	$3,077	$3,076	$8	$8
Due after one year through five years	4,059	4,042	—	—
Due after five years through ten years	1,923	1,926	—	—
Due after ten years	678	691	4	4
Mortgage-backed securities and interests in securitization trusts	1,675	1,686	—	—

Total securities	$11,412	$11,421	$12	$12

The following table presents gross gains and losses realized upon the sales of available for sale securities.

Year ended December 31,
($ in millions)	2006	2005	2004

Gross realized gains (a)	$1,081	$186	$138
Gross realized losses	(76)	(66)	(49)

Net realized gains	$1,005	$120	$89

(a)	Gains realized in 2006 primarily relate to the rebalancing of the investment portfolio at our Insurance operations.

In the opinion of management, the gross unrealized losses in the table below are not considered to be other than temporarily impaired.

	2006				2005
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
Year ended December 31,		Unrealized		Unrealized		Unrealized		Unrealized
($ in millions)	Fair value	loss	Fair value	loss	Fair value	loss	Fair value	loss

Available for sale securities:
Debt securities
U.S. Treasury and federal agencies	$858	($3)	$919	($16)	$1,590	($32)	$520	($15)
States and political subdivision	127	(1)	29	—	79	(1)	—	—
Foreign government securities	338	(3)	81	(2)	179	(1)	—	—
Residential mortgage-backed securities	60	—	82	(2)	36	(1)	76	(2)
Interest-only strips	—	—	—	—	81	(3)	—	—
Corporate debt securities	697	(3)	1,191	(29)	1,865	(20)	331	(10)
Other	299	(1)	107	(2)	175	(3)	21	(1)

Total temporarily impaired securities	2,379	(11)	2,409	(51)	4,005	(61)	948	(28)
Equity securities	73	(4)	7	(1)	137	(15)	19	(2)

Total available for sale securities	$2,452	($15)	$2,416	($52)	$4,142	($76)	$967	($30)

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

  6 Finance Receivables and Loans

The composition of finance receivables and loans outstanding was as follows:

	2006			2005
December 31, ($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Consumer
Retail automotive	$40,568	$20,538	$61,106	$53,814	$17,663	$71,477
Residential mortgages	65,928	3,508	69,436	65,040	3,919	68,959

Total consumer	106,496	24,046	130,542	118,854	21,582	140,436
Commercial
Automotive
Wholesale	12,723	7,854	20,577	13,202	7,372	20,574
Leasing and lease financing	326	901	1,227	461	767	1,228
Term loans to dealers and others	1,843	764	2,607	2,397	719	3,116
Commercial and industrial	14,068	2,213	16,281	14,908	2,028	16,936
Real estate construction and other	2,969	243	3,212	2,601	119	2,720

Total commercial	31,929	11,975	43,904	33,569	11,005	44,574

Total finance receivables and loans (a) (b)	$138,425	$36,021	$174,446	$152,423	$32,587	$185,010

(a)	Net of unearned income of $5.7 billion and $5.9 billion at December 31, 2006 and 2005, respectively.
(b)	The aggregate amount of finance receivables and loans maturing in the next five years is as follows: $57,230 in 2007; $18,994 in 2008; $14,974 in 2009; $9,919 in 2010; $6,212 in 2011 and $72,849 in 2012 and thereafter. Prepayments may cause actual maturities to differ from scheduled maturities.

The following table presents an analysis of the activity in the allowance for credit losses on finance receivables and loans.

Year ended December 31,	2006			2005			2004
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total	Consumer	Commercial	Total

Allowance at beginning of year	$2,652	$433	$3,085	$2,931	$471	$3,402	$2,513	$509	$3,022
Provision for credit losses	1,668	332	2,000	1,006	68	1,074	1,935	18	1,953
Charge-offs
Domestic	(1,436)	(139)	(1,575)	(1,302)	(45)	(1,347)	(1,469)	(96)	(1,565)
Foreign	(182)	(35)	(217)	(194)	(26)	(220)	(269)	(7)	(276)

Total charge-offs	(1,618)	(174)	(1,792)	(1,496)	(71)	(1,567)	(1,738)	(103)	(1,841)

Recoveries
Domestic	198	14	212	168	9	177	112	10	122
Foreign	47	3	50	48	4	52	81	3	84

Total recoveries	245	17	262	216	13	229	193	13	206

Net charge-offs	(1,373)	(157)	(1,530)	(1,280)	(58)	(1,338)	(1,545)	(90)	(1,635)
Transfers to assets held for sale	—	—	—	—	(28)	(28)	—	—	—
Impacts of foreign currency translation	19	(1)	18	(9)	(15)	(24)	20	6	26
Securitization activity	3	—	3	4	(5)	(1)	8	28	36

Allowance at end of year	$2,969	$607	$3,576	$2,652	$433	$3,085	$2,931	$471	$3,402

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The following table presents information about commercial finance receivables and loans specifically identified for impairment.

December 31, ($ in millions)	2006	2005

Impaired loans	$1,975	$887
Related allowance	346	184
Average balance of impaired loans during the year	972	1,120

We have loans that were acquired in a transfer, which at acquisition, had evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

The carrying amount of these loans, included in the balance sheet amounts of finance receivables and loans, was as follows:

December 31, ($ in millions)	2006	2005	2004

Consumer	$2,576	$1,658	$1,824
Commercial	—	680	580

Total outstanding balance	2,576	2,338	2,404
Allowance	(105)	(103)	(99)

Total carrying amount	$2,471	$2,235	$2,305

For loans acquired after December 31, 2005, SOP 03-3 requires us to record revenue using an accretable yield method. The following table represents accretable yield activity.

Year ended December 31, ($ in millions)	2006	2005

Accretable yield at beginning of year	$52	$121
Additions	251	285
Accretion	(69)	(131)
Reclassification from nonaccretable difference	—	11
Transfers to assets held for sale	—	(155)
Disposals	(88)	(79)

Accretable yield at end of year	$146	$52

Loans acquired during each year for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

Year ended December 31, ($ in millions)	2006	2005

Contractually required payments receivable at acquisition:
Consumer	$6,992	$3,158
Commercial	—	1,848

Total payments	$6,992	$5,006
Cash flows expected to be collected at acquisition	$3,155	$2,333
Basis in acquired loans at acquisition	$2,588	$1,900

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

  7 Off-Balance Sheet Securitizations

We securitize automotive and mortgage financial assets as a funding source. We sell retail finance receivables, wholesale and dealer loans and residential mortgage loans. The following discussion and related information is only applicable to the transfers of finance receivables and loans that qualify as off-balance sheet securitizations under the requirements of SFAS 140.

We retain servicing responsibilities for and subordinated interests in all of our securitizations of retail finance receivables and wholesale loans. Servicing responsibilities are retained for the majority of our residential loan securitizations, and we may retain subordinated interests in some of these securitizations. We also hold subordinated interests and act as collateral manager in our collateralized debt obligation (CDO) securitization program.

As servicer, we generally receive a monthly fee stated as a percentage of the outstanding sold receivables. Typically, for retail automotive finance receivables where we are paid a fee, we have concluded that the fee represents adequate compensation as a servicer and, as such, no servicing asset or liability is recognized. Considering the short-term revolving nature of wholesale loans, no servicing asset or liability is recognized upon securitization of the loans. As of December 31, 2006, the weighted average basic servicing fees for our primary servicing activities were 100 basis points, 100 basis points and 34 basis points of the outstanding principal balance for sold retail finance receivables, wholesale loans and residential mortgage loans, respectively. Additionally, we retain the rights to cash flows remaining after the investors in most securitization trusts have received their contractual payments. In certain retail securitization transactions, retail receivables are sold on a servicing retained basis but with no servicing compensation and, as such, a servicing liability is established and recorded in other liabilities. As of December 31, 2006 and 2005, servicing liabilities of $18 million and $32 million, respectively, were outstanding related to such retail automotive securitization transactions. In addition, in 2005 we completed a retail automotive securitization where the servicing fee received is considered greater than adequate compensation requiring the recording of a servicing asset. As of December 31, 2006 and 2005, the fair value of the servicing asset was $9 million and $30 million, respectively. For mortgage servicing, we capitalize the value expected to be realized from performing specified residential mortgage servicing activities as mortgage servicing rights. Refer to Note 9 to our Consolidated Financial Statements.

We maintain cash reserve accounts at predetermined amounts for certain securitization activities in the unlikely event that deficiencies occur in cash flows owed to the investors. The amounts available in such cash reserve accounts totaled $39 million, $1,001 million and $309 million, as of December 31, 2006, related to securitizations of retail finance receivables, wholesale loans and residential mortgage loans, respectively, and $52 million, $1,012 million and $88 million as of December 31, 2005, respectively.

The following table summarizes pre-tax gains (losses) on securitizations and certain cash flows received from and paid to securitization trusts for transfers of finance receivables and loans that were completed during 2006.

	2006
	Retail
	finance	Wholesale
Year ended December 31, ($ in millions)	receivables	loans	ResCap

Pre-tax (losses) gains on securitizations	($51)	$601	$825
Cash inflows:
Proceeds from new securitizations	6,302	—	65,687
Servicing fees received	65	181	480
Other cash flows received on retained interests	232	140	587
Proceeds from collections reinvested in revolving securitizations	—	96,969	—
Repayments of servicing advances	46	—	1,199
Cash outflows:
Servicing advances	(51)	—	(1,265)
Purchase obligations and options:
Mortgage loans under conditional call option	—	—	(20)
Representations and warranties obligations	—	—	(94)
Administrator or servicer actions	(27)	—	(60)
Asset performance conditional calls	—	—	(82)
Cleanup calls	(242)	—	(1,055)

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The following table summarizes pre-tax gains (losses) on securitizations and certain cash flows received from and paid to securitization trusts for transfers of finance receivables and loans that were completed during 2005 and 2004.

	2005				2004
	Retail				Retail
Year ended December 31,	finance	Wholesale			finance	Wholesale
($ in millions)	receivables	loans	ResCap	Other	receivables	loans	ResCap	Other

Pre-tax gains (losses) on securitizations	($2)	$543	$513	$76	$9	$497	$602	$65
Cash inflows:
Proceeds from new securitizations	4,874	7,705	41,987	4,731	1,824	9,188	29,412	3,043
Servicing fees received	65	179	245	21	105	174	208	20
Other cash flows received on retained interests	249	503	583	304	340	808	729	284
Proceeds from collections reinvested in revolving securitizations	—	102,306	—	—	—	91,360	—	—
Repayments of servicing advances	43	—	1,115	198	75	—	947	—
Cash outflows:
Servicing advances	(46)	—	(1,163)	(188)	(64)	—	(1,035)	—
Purchase obligations and options:
Mortgage loans under conditional call option	—	—	(9)	—	—	—	(22)	—
Representations and warranties obligations	—	—	(29)	—	(1)	—	(66)	—
Administrator or servicer actions	(76)	—	—	—	(75)	—	—	—
Asset performance conditional calls	—	—	(99)	—	—	—	(137)	—
Clean up calls	(715)	—	(2,202)	—	(269)	—	(3,797)	—

Key economic assumptions used in measuring the estimated fair value of retained interests of sales completed during 2006, 2005, and 2004 as of the dates of such sales, were as follows:

Retail
finance
Year ended December 31,	receivables (a)	ResCap (b)	Other

2006
Key assumptions (d) (rates per annum):
Annual prepayment rate (e)	0.9-1.7%	0.0-90.0%	(c)
Weighted average life (in years)	1.4-1.9	1.1-10.5	(c)
Expected credit losses	0.4-1.0%	0.0-18.3%	(c)
Discount rate	9.5-16.0%	7.0-25.0%	(c)

2005
Key assumptions (d) (rates per annum):
Annual prepayment rate (e)	0.9-1.2%	0.0-60.0%	0.0-50.0%
Weighted average life (in years)	1.6-1.7	1.1-8.5	0.3-9.9
Expected credit losses	0.4-1.6%	0.0-4.9%	0.0%
Discount rate	9.5-15.0%	6.5-21.4%	4.2-12.0%

2004
Key assumptions (d) (rates per annum):
Annual prepayment rate (e)	0.9-1.0%	0.0-51.3%	0.0-50.0%
Weighted average life (in years)	1.6-1.8	1.1-6.0	0.4-17.4
Expected credit losses	0.4%	0.2-10.9%	0.0-3.1%
Discount rate	9.5%	6.5-24.8%	4.3-15.0%

(a)	The fair value of retained interests in wholesale securitizations approximates cost because of the short-term and floating rate nature of wholesale loans.
(b)	Included within residential mortgage loans are home equity loans and lines, high loan-to-value loans and residential first and second mortgage loans.
(c)	Represents the former GMAC Commercial Mortgage, for which we sold approximately 79% of our equity interest on March 23, 2006.
(d)	The assumptions used to measure the expected yield on variable rate retained interests are based on a benchmark interest rate yield curve plus a contractual spread, as appropriate. The actual yield curve utilized varies depending on the specific retained interests.
(e)	Based on the weighted average maturity (WAM) for finance receivables and constant prepayment rate (CPR) for mortgage loans.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The following table summarizes the key economic assumptions and the sensitivity of the fair value of retained interests at December 31, 2006 and 2005, to immediate 10% and 20% adverse changes in those assumptions.

	2006		2005
	Retail finance		Retail finance
Year ended December 31, ($ in millions)	receivables (a)	ResCap	receivables	ResCap	Other

Carrying value/fair value of retained interests	$355	$1,420	$314	$1,057	$432
Weighted average life (in years)	0.0-1.3	1.0-8.9	0.1-1.2	1.0-6.2	0.0-17.7
Annual prepayment rate	0.8-1.4%WAM	0.0-90.0%CPR	0.7-1.2%WAM	0.0-60.0%CPR	0.0-50.0%CPR
Impact of 10% adverse change	($4)	($55)	($1)	($46)	($1)
Impact of 20% adverse change	(7)	(102)	(2)	(82)	(1)

Loss assumption	0.4-1.0% (b)	0.0-12.8%	0.4% (b)	0.0-16.9%	0.0%-6.7%
Impact of 10% adverse change	($5)	($37)	($2)	($43)	($9)
Impact of 20% adverse change	(10)	(70)	(4)	(81)	(16)

Discount rate	9.5-16.0%	6.5-43.5%	9.5-12.0%	6.5-40.0%	0.1-33.5%
Impact of 10% adverse change	($6)	($51)	($2)	($34)	($14)
Impact of 20% adverse change	(12)	(94)	(5)	(65)	(27)

Market rate	(c)	(c)	3.9-5.1%	(c)	(c)
Impact of 10% adverse change	($4)	($38)	($7)	($11)	($—)
Impact of 20% adverse change	(9)	(74)	(15)	(26)	(—)

(a)	The fair value of retained interests in wholesale securitizations approximates cost of $691 because of the short-term and floating rate nature of wholesale receivables.
(b)	Net of a reserve for expected credit losses totaling $8 and $14 at December 31, 2006 and 2005, respectively. Such amounts are included in the fair value of the retained interests, which are classified as investment securities.
(c)	Forward benchmark interest rate yield curve plus contractual spread.

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

December 31, (a)	2006	2005	2004

Retail automotive	0.6%	0.4%	0.4%
Residential mortgage	0.0-12.8%	0.0-16.9%	0.0-26.1%
Other	(b)	0.0-6.7%	0.0-39.5%

(a)	Static pool losses not applicable to wholesale finance receivable securitizations because of their short-term nature.
(b)	Represents the former commercial mortgage operations, for which we sold approximately 79% of our equity interest on March 23, 2006.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The following table presents components of securitized financial assets and other assets managed, along with quantitative information about delinquencies and net credit losses.

	Total finance		Amount 60 days or
	receivables and loans		more past due		Net credit losses
December 31, ($ in millions)	2006	2005	2006	2005	2006	2005

Retail automotive	$68,348	$77,222	$693	$892	$707	$867
Residential mortgage	217,972	167,584	15,175	8,682	981	885

Total consumer	286,320	244,806	15,868	9,574	1,688	1,752

Wholesale	40,484	41,994	66	73	2	4
Commercial mortgage (a)	—	43	—	—	6	4
Other automotive and commercial	23,385	23,996	1,582	575	8	33

Total commercial	63,869	66,033	1,648	648	16	41

Total managed portfolio (b)	350,189	310,839	$17,516	$10,222	$1,704	$1,793
Securitized finance receivables and loans	(148,009)	(103,947)
Loans held for sale (unpaid principal)	(27,734)	(21,882)

Total finance receivables and loans	$174,446	$185,010

(a)	On March 23, 2006, we sold approximately 79% of our equity interest in Capmark, our commercial mortgage operations.
(b)	Managed portfolio represents finance receivables and loans on the balance sheet or that have been securitized, excluding securitized finance receivables and loans that we continue to service but have no other continuing involvement (i.e., in which we retain an interest or risk of loss in the underlying receivables).

  8 Investment in Operating Leases

Investments in operating leases were as follows:

December 31, ($ in millions)	2006	2005

Vehicles and other equipment, at cost	$30,281	$39,443
Accumulated depreciation	(6,097)	(8,232)

Investment in operating leases, net (a)	$24,184	$31,211

(a)	On November 22, 2006, $12.6 billion of operating lease assets comprised of $15.7 billion of vehicles at cost, net of $3.1 billion of accumulated depreciation were distributed to GM. Refer to Note 18 to our Consolidated Financial Statements for further description of the distribution.

The future lease payments due from customers for equipment on operating leases at December 31, 2006, totaled $11,390 million and are due as follows: $4,937 million in 2007, $3,553 million in 2008, $2,187 million in 2009, $673 million in 2010 and $40 million in 2011 and after.

Our investments in operating lease assets represents the expected future cash flows we expect to realize under the operating leases and includes both customer payments and the expected residual value upon remarketing the vehicle at the end of the lease. As described in Note 18 to our Consolidated Financial Statements, GM may sponsor residual support programs that result in the contractual residual value being in excess of our standard residual value. GM reimburses us if remarketing sales proceeds are less than the customer’s contract residual value limited to our standard residual value. In addition to residual support programs, GM also participates in a risk sharing arrangement whereby GM shares equally in residual losses to the extent that remarketing proceeds are below our standard residual rates (limited to a floor). In connection with the sale of 51 percent ownership interest in GMAC, GM settled its estimated liabilities with respect to residual support and risk sharing on a portion of our operating lease portfolio. Based on the December 31, 2006 outstanding U.S. operating lease portfolio, the maximum amount that could be paid by GM under the residual support programs and the risk sharing arrangement is approximately $276 million and $339 million, respectively, as more fully discussed in Note 18 to our Consolidated Financial Statements.

  9 Mortgage Servicing Rights

We define our classes of servicing rights based on both the availability of market inputs and the manner in which we manage our risks of our servicing assets and liabilities. We manage our servicing rights at the reportable operating segment level and where sufficient market inputs exist to determine the fair value of our recognized servicing assets and servicing liabilities.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The following table summarizes activity related to mortgage servicing rights (MSRs) carried at fair value.

Period ended December 31, 2006 ($ in millions)	Total

Estimated fair value at January 1, 2006	$4,021
Additions obtained from sales of financial assets	1,723
Additions from purchases of servicing rights	12
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(44)
Other changes in fair value	(782)

Estimated fair value at December 31, 2006	$4,930

Changes in fair value, due to changes in valuation inputs or assumptions used in the valuation models, include all changes due to a revaluation by a model or by a benchmarking exercise. This line item also includes changes in fair value due to a change in valuation assumptions and/or model calculations. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic run-off of the portfolio, as well as foreign currency adjustments and the extinguishment of mortgage servicing rights related to clean-up calls of securitization transactions.

The key economic assumptions and sensitivity of the current fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions are as follows:

December 31, 2006 ($ in millions)

Range of prepayment speeds (constant prepayment rate)	1.0-43.2%
Impact on fair value of 10% adverse change	($227)
Impact on fair value of 20% adverse change	($413)
Range of discount rates	8.0-14.0%
Impact on fair value of 10% adverse change	($67)
Impact on fair value of 20% adverse change	($132)

These sensitivities are hypothetical and should be considered with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., increased market interest rates may result in lower prepayments and increased credit losses), which could magnify or counteract the sensitivities. Further, these sensitivities show only the change in the asset balances and do not show any expected change in the fair value of the instruments used to manage the interest rates and prepayment risks associated with these assets.

Our servicing rights’ primary risk is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher than expected prepayments, which could reduce the value of the mortgage servicing rights. We economically hedge the income statement impact of these risks with both derivative and non-derivative financial instruments. These instruments include interest rate swaps, caps and floors, options to purchase these items, futures and forward contracts and/or purchasing or selling U.S. Treasury and principal-only securities. At December 31, 2006, the fair value of derivative financial instruments and non-derivative financial instruments used to mitigate these risks amounted to $159 million and $1.3 billion, respectively. The change in the fair value of the derivative financial instruments amounted to a loss of $281 million for the year ended December 31, 2006, and is included in servicing asset valuation and hedge activities, net in the Consolidated Statement of Income.

The components of servicing fees were as follows for the year ended December 31, 2006:

($ in millions)	Total

Contractual servicing fees, net of guarantee fees and including subservicing	$1,327
Late fees	130
Ancillary fees	127

Total	$1,584

At December 31, 2006, we pledged MSRs of $2.4 billion as collateral for borrowings.

The following table summarizes activity related to MSRs, which prior to January 1, 2006, were carried at lower of cost or fair value:

Year ended December 31, ($ in millions)	2005	2004

Balance at beginning of year	$4,819	$4,869
Originations and purchases, net of sales	1,546	1,554
Amortization	(1,106)	(879)
SFAS 133 hedge valuation adjustments	86	(272)
Transfers to assets held for sale (a)	(632)	—
Other than temporary impairment	(55)	(453)

Balance at end of year	$4,658	$4,819
Valuation allowance	(643)	(929)

Carrying value at end of year	$4,015	$3,890

Estimated fair value at end of year	$4,021	$3,990

(a)	At December 31, 2005, $632 in Capmark mortgage servicing rights, net were transferred to assets held for sale in our Consolidated Balance Sheet.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The following table summarizes activity related to changes in the valuation allowance for impairment of MSRs:

Year ended December 31, ($ in millions)	2005	2004

Valuation allowance at beginning of period	$929	$1,149
Additions (deductions) (a)	(237)	233
Other than temporary impairment	(55)	(453)
Other	6	—

Valuation allowance at end of year	$643	$929

(a)	Changes to the valuation allowance are reflected as a component of amortization and impairment of servicing rights in our Consolidated Statement of Income.

During 2005 and 2004, we recorded other than temporary impairment of $55 million and $453 million, respectively, reducing both the MSRs’ gross carrying value and valuation allowance by this amount. This amount was based on a statistical analysis of historical changes in mortgage and other market interest rates to determine the amount that the MSRs asset value will increase with only a remote probability of occurring. The adjustment to the valuation allowance reduces the maximum potential future increase to the MSRs’ carrying value (under lower of cost or market accounting), but it has no impact on the net carrying value of the asset or on earnings.

We have an active risk management program to hedge the value of MSRs. The MSRs management program contemplates the use of derivative financial instruments and treasury securities and principal-only securities that experience changes in value offsetting those of the MSRs in response to changes in market interest rates. See Note 15 for a discussion of the derivative financial instruments used to hedge mortgage servicing rights. U.S. Treasury securities used in connection with this risk management strategy are designated as trading or available for sale. At December 31, 2005, there were $2.1 billion of U.S. Treasury securities outstanding related to this risk management activity, which were reflected as investment securities. Principal-only securities are designated as trading. At December 31, 2005, there was $596 million in principal-only securities related to this risk management activity.

The key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions are as follows:

Year ended December 31, ($ in millions)	2005	2004

Estimated fair value of MSRs	$4,021	$3,990

Range of prepayment speeds (constant prepayment rate)	8.3-28.2%	2.0-29.8%
Impact on fair value of 10% adverse change	($183)	($189)
Impact on fair value of 20% adverse change	($345)	($359)
Range of discount rates	8.0-12.7%	9.4-12.6%
Impact on fair value of 10% adverse change	($106)	($107)
Impact on fair value of 20% adverse change	($206)	($207)

These sensitivities are hypothetical and should be considered with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., increased market interest rates may result in lower prepayments and increased credit losses), which could magnify or counteract the sensitivities. Further, these sensitivities show only the change in the asset balances and do not show any expected change in the fair value of the instruments used to manage the interest rate and prepayment risks associated with these assets.

 10 Premiums and Other Insurance Receivables

Premiums and other insurance receivables consisted of the following:

December 31, ($ in millions)	2006	2005

Prepaid reinsurance premiums	$367	$359
Reinsurance recoverable on unpaid losses	876	762
Reinsurance recoverable on paid losses (a)	95	87
Premiums receivable (b)	678	665

Total premiums and other insurance receivables	$2,016	$1,873

(a)	Net of $1 and $1 allowance for uncollectible reinsurance recoverable on paid losses at December 31, 2006 and 2005, respectively.
(b)	Net of $7 and $8 allowance for uncollectible premiums receivable at December 31, 2006 and 2005, respectively.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

 11 Other Assets

Other assets consisted of:

December 31, ($ in millions)	2006	2005

Premises and equipment at cost	$1,645	$2,899
Accumulated depreciation	(1,067)	(1,145)

Net premises and equipment	578	1,754
Cash reserve deposits held for securitization trusts (a)	2,623	2,907
Fair value of derivative contracts in receivable position	2,544	3,000
Real estate and other investments (b)	3,068	1,855
Restricted cash collections for securitization trusts (c)	1,858	1,871
Goodwill, net of accumulated amortization	1,827	2,446
Deferred policy acquisition cost	1,740	1,696
Accrued interest and rent receivable	1,315	1,163
Repossessed and foreclosed assets, net	1,215	689
Debt issuance costs	643	726
Servicer advances	606	499
Securities lending	445	—
Investment in used vehicles held for sale, at lower of cost or market	423	503
Subordinated note receivable	250	—
Intangible assets, net of accumulated amortization (d)
Customer lists and contracts	48	16
Trademarks and other	11	15
Receivables related to taxes	9	774
Other assets	4,293	2,528

Total other assets	$23,496	$22,442

(a)	Represents credit enhancement in the form of cash reserves for various securitization transactions we have executed. On November 22, 2006, $710 of cash reserve deposits were transferred to GM as part of a distribution of certain securitized U.S. lease assets. Refer to Note 18 to our Consolidated Financial Statements for further description of the distribution.
(b)	Includes residential real estate investments of $2 billion and $1.3 billion and related accumulated depreciation of $13 and $9 for years ended December 31, 2006 and 2005, respectively.
(c)	Represents cash collection from customer payments on securitized receivables. These funds are distributed to investors as the related secured debt matures.
(d)	Aggregate amortization expense on intangible assets was $16 and $17, including $1 and $8 for Capmark, for the years ended December 31, 2006 and 2005, respectively. Amortization expense is expected to average $10 per year over the next five fiscal years. In addition, during 2006, our Commercial Finance Group had $13 of intangible assets that were deemed impaired and subsequently written off during the third quarter of 2006.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The changes in the carrying amounts of goodwill for the periods indicated were as follows:

	North
	American	International
($ in millions)	Operations	Operations	ResCap	Insurance	Other	Total

Goodwill at beginning of 2005	$14	$515	$455	$666	$1,624	$3,274
Goodwill acquired	—	3	16	3	—	22
Impairment losses (a)	—	—	—	—	(712)	(712)
Other	—	—	(4)	—	(18)	(22)
Foreign currency translation effect	—	(14)	(7)	—	(36)	(57)
Transfers to assets held for sale (b)	—	—	—	—	(59)	(59)

Goodwill at beginning of 2006	$14	$504	$460	$669	$799	$2,446
Goodwill acquired	—	—	3	148	—	151
Impairment losses (c)	—	—	—	—	(827)	(827)
Other	—	3	1	—	—	4
Foreign currency translation effect	—	16	7	2	28	53

Goodwill at end of 2006	$14	$523	$471	$819	$—	$1,827

(a)	During the fourth quarter of 2005, we completed our goodwill impairment analysis of our Commercial Finance Group (CFG) reporting unit in accordance with SFAS 142. The CFG reporting unit’s goodwill related primarily to its 1999 acquisition of The Bank of New York’s commercial finance business. With the assistance of a third party, management performed an assessment of the fair value of the CFG reporting unit. The fair value of the CFG reporting unit was determined using the average of an internally developed discounted cash flow methodology and a valuation derived from recent market precedent transactions. Based on this assessment, it was determined that indicators of impairment existed as the carrying amount of the CFG reporting unit including goodwill exceeded its fair value. These indicators were largely attributed to current competitive conditions in the industry in which CFG operates, the relative level of liquidity in its market and the CFG reporting unit experiencing declining margins and a more difficult environment for growth than anticipated in previous forecasts. Because the carrying amount of the CFG reporting unit, including goodwill, as a whole exceeded its fair value, management assessed the fair value of the CFG reporting unit’s individual assets, including identifiable intangible assets and liabilities, to derive an implied fair value of the CFG reporting unit’s goodwill. Based on this assessment, we recorded an impairment charge of $648 in the fourth quarter of 2005 as it was determined that the carrying value of the CFG reporting unit’s goodwill was greater than its implied fair value. In addition, other includes impairment losses of $64 related to the former GMAC Commercial Mortgage business.
(b)	At December 31, 2005, $59 of goodwill in the former GMAC Commercial Mortgage business was transferred to assets held for sale in our Consolidated Balance Sheet.
(c)	Following attrition of key personnel around the middle of the year, our Commercial Finance reporting unit initiated a goodwill impairment test, in accordance with SFAS 142, outside the normal fourth quarter cycle. A necessary precedent to such test was a thorough review of the business by new leadership, with a particular focus on long-term strategy. As a result of the review the operating divisions were reorganized and the decision was made to implement a different exit strategy for the workout portfolio and to exit product lines with lower returns. These decisions had a significant impact on expected asset levels and growth rate assumptions used to estimate the fair value of the business. In particular, the analysis performed during the third quarter incorporates management’s decision to discontinue activity in the equipment finance business, which had a portfolio of over $1 billion, representing approximately 20% of Commercial Finance business’s average commercial loan portfolio during 2006. Consistent with the prior analysis, the fair value of the Commercial Finance business was determined using an internally developed discounted cash flow analysis based on five-year projected net income and a market driven terminal value multiple. Based upon the results of the assessment, we concluded that the carrying value of goodwill exceeded its fair value, resulting in an impairment loss of $827 during 2006.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

 12 Debt

The presentation of debt in the following table is classified between domestic and foreign based on the location of the office recording the transaction.

	Weighted
	average interest
	rates (a)		2006			2005
December 31, ($ in millions)	2006	2005	Domestic	Foreign	Total	Domestic	Foreign	Total

Short-term debt
Commercial paper			$742	$781	$1,523	$227	$297	$524
Demand notes			5,917	157	6,074	5,928	119	6,047
Bank loans and overdrafts			991	5,272	6,263	1,165	5,487	6,652
Repurchase agreements and other (b)			22,506	7,232	29,738	22,330	5,954	28,284

Total short-term debt	5.8%	4.6%	30,156	13,442	43,598	29,650	11,857	41,507
Long-term debt
Senior indebtedness
Due within one year	5.5%	4.9%	20,010	15,204	35,214	31,286	10,443	41,729
Due after one year	5.9%	5.2%	135,693	22,589	158,282	147,288	23,862	171,150

Total long-term debt (c)	5.9%	5.2%	155,703	37,793	193,496	178,574	34,305	212,879
Fair value adjustment (d)			(3)	(106)	(109)	310	2	312

Total debt			$185,856	$51,129	$236,985	$208,534	$46,164	$254,698

(a)	The weighted average interest rates include the effects of derivative financial instruments designated as hedges of debt.
(b)	Repurchase agreements consist of secured financing arrangements with third parties at ResCap. Other primarily includes non-bank secured borrowings, as well as Notes payable to GM. Refer to Note 18 to our Consolidated Financial Statements for further details.
(c)	We have issued warrants to subscribe for up to $300 aggregate principal amount of 6.5% notes due October 15, 2009. The warrants entitle the holder to purchase from us the aggregate principal amount at par plus any accrued interest. The warrants are exercisable up to and including October 15, 2007. In December 2003 and February 2004, $125 of the warrants were exercised each year, resulting in $50 aggregate principal amount of these warrants remaining outstanding.
(d)	To adjust designated fixed rate debt to fair value in accordance with SFAS 133.

The following summarizes assets that are restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements:

	2006		2005
		Related secured		Related secured
December 31, ($ in millions)	Assets	debt (a)	Assets	debt (a)

Loans held for sale	$22,834	$20,525	$16,147	$12,647
Mortgage assets held for investment and lending receivables	80,343	68,333	78,820	71,083
Retail automotive finance receivables	21,320	19,098	20,427	18,888
Investment securities	3,662	4,523	3,631	4,205
Investment in operating leases, net (b)	6,851	6,456	13,136	11,707
Real estate investments and other assets	8,025	4,550	4,771	2,608

Total	$143,035	$123,485	$136,932	$121,138

(a)	Included as part of secured debt are repurchase agreements of $11.5 and $9.9 billion where we have pledged assets, reflected as investment securities, as collateral for approximately the same amount of debt at December 31, 2006 and 2005, respectively.
(b)	On November 22, 2006, GM assumed $10.1 billion of debt secured by $12.6 billion of net operating lease assets that GMAC distributed to GM. Refer to Note 18 to our Consolidated Financial Statements for further discussion of the distribution.

From time to time, we repurchase previously issued debt as part of our cash and liquidity management strategy. In October 2006 we successfully completed a debt tender offer by paying $1 billion to retire a portion of our deferred interest debentures, resulting in a $135 million after-tax loss, which will generate significant interest savings going forward. In addition, on December 15, 2006, we entered into an agreement to sell $1 billion of Senior Unsecured Notes due December 15, 2011.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The following table presents the scheduled maturity of long-term debt at December 31, 2006, assuming that no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related secured assets.

Year ended December 31, ($ in millions)	Secured	Unsecured	Total

2007	$12,391	$22,823	$35,214
2008	16,708	16,551	33,259
2009	6,392	11,066	17,458
2010	2,058	7,908	9,966
2011	1,580	13,336	14,916
2012 and thereafter	55,185	27,884	83,069

Long-term debt (a)	94,314	99,568	193,882
Unamortized discount	(35)	(351)	(386)

Total long-term debt	$94,279	$99,217	$193,496

(a)	Debt issues totaling $14,628 are redeemable at or above par, at our option anytime prior to the scheduled maturity dates, the latest of which is November 2049.

To achieve the desired balance between fixed and variable rate debt, we utilize interest rate swap and interest rate cap agreements. The use of such derivative financial instruments had the effect of synthetically converting $53.3 billion of our $147.3 billion of fixed rate debt into variable rate obligations and $40.1 billion of our $90.1 billion of variable rate debt into fixed rate obligations at December 31, 2006. In addition, certain of our debt obligations are denominated in currencies other than the currency of the issuing country. Foreign currency swap agreements are used to hedge exposure to changes in the exchange rates of these obligations.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

Liquidity facilities
Liquidity facilities represent additional funding sources, if required. The financial institutions providing the uncommitted facilities are not legally obligated to fund those facilities. The following table summarizes the liquidity facilities maintained by us.

					Total		Unused
	Committed		Uncommitted		liquidity		liquidity
	facilities		facilities		facilities		facilities
December 31, ($ in billions)	2006	2005	2006	2005	2006	2005	2006	2005

Automotive Finance operations:
Syndicated multicurrency global credit facility (a)	$7.6	$7.4	$—	$—	$7.6	$7.4	$7.6	$7.4
ResCap (b)	3.9	3.9	1.9	0.9	5.8	4.8	2.7	2.2
Other:
U.S. asset-backed commercial paper liquidity and receivables facilities (c)	18.3	21.5	—	—	18.3	21.5	18.3	21.5
Other foreign facilities (d)	3.3	2.9	8.8	7.5	12.1	10.4	3.1	1.7

Total bank liquidity facilities	33.1	35.7	10.7	8.4	43.8	44.1	31.7	32.8

Secured funding facilities
Automotive Finance operations (e)	36.6	28.1	—	—	36.6	28.1	9.8	5.6
ResCap (f)	29.4	26.8	73.3	42.1	102.7	68.9	59.7	35.1
Whole loan forward flow agreements	45.5	64.2	—	—	45.5	64.2	45.5	64.2
Other (g)	3.9	0.6	—	—	3.9	0.6	2.3	0.1

Total secured funding facilities	115.4	119.7	73.3	42.1	188.7	161.8	117.3	105.0

Total	$148.5	$155.4	$84.0	$50.5	$232.5	$205.9	$149.0	$137.8

(a)	The entire $7.6 is available for use in the U.S., $0.8 is available for use by GMAC (UK) plc and $0.8 is available for use by GMAC International Finance B.V. in Europe.
(b)	ResCap maintains $3.5 of syndicated bank facilities, consisting of $1.75 syndicated term loan committed through July 2008, an $875 million syndicated line of credit committed through July 2008 and an $875 million syndicated line of credit committed through July 2007.
(c)	Relates to New Center Asset Trust (NCAT), which is a special purpose entity administered by us for the purpose of funding assets as part of our securitization funding programs. This entity funds assets primarily through the issuance of asset-backed commercial paper and represents an important source of liquidity to us. At December 31, 2006, NCAT had commercial paper outstanding of $9.5, which is not consolidated in the Consolidated Balance Sheet.
(d)	Consists primarily of credit facilities supporting operations in Canada, Europe, Latin America and Asia-Pacific.
(e)	In August 2006 we closed a three-year, $10 billion facility with a subsidiary of Citigroup.

(f)	ResCap’s primary sources of secured financing include whole-loan sales, secured aggregation facilities, asset-backed commercial paper facilities, and repurchase agreements. In addition to the above, ResCap’s collateralized borrowings in securitized trusts totaled $53.3 and $56.1 as of December 31, 2006 and 2005, respectively.

(g)	Consists primarily of Commercial Finance secured funding facilities.

The syndicated multi-currency global facility includes a $4.35 billion five-year facility (expires June 2008) and a $3.25 billion 364-day facility (expires June 2007). The 364-day facility includes a term out option which, if exercised by us prior to expiration, carries a one-year term. Additionally, a leverage covenant in the liquidity facilities and certain other funding facilities restricts the ratio of consolidated borrowed funds (excluding certain obligations of bankruptcy remote special purpose entities) to consolidated net worth to no greater than 11.0:1 under certain conditions. More specifically, the covenant is only applicable on the last day of any fiscal quarter (other than the fiscal quarter during which a change in rating occurs) during such times that we have senior unsecured long-term debt outstanding, without third-party enhancement, which is rated BBB+ or less (by Standard & Poor’s), or Baa1 or less (by Moody’s). Our leverage ratio covenant was 10.8:1 at December 31, 2006, and we are, therefore, in compliance with this covenant.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

 13 Reserves for Insurance Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the activity in the reserves for insurance losses and loss adjustment expenses.

Year ended December 31,
($ in millions)	2006	2005	2004

Balance at beginning of year	$2,534	$2,505	$2,340
Reinsurance recoverables	(762)	(775)	(871)

Net balance at beginning of year	1,772	1,730	1,469
Net reserves from acquisitions	80	—	—
Incurred related to
Current year	2,513	2,471	2,344
Prior years (a)	(93)	(116)	27

Total incurred (b)	2,420	2,355	2,371
Paid related to
Current year	(1,723)	(1,682)	(1,567)
Prior years	(803)	(619)	(558)

Total paid	(2,526)	(2,301)	(2,125)
Other (c)	8	(12)	15

Net balance at end of year (d)	1,754	1,772	1,730
Reinsurance recoverables	876	762	775

Balance at end of year	$2,630	$2,534	$2,505

(a)	Incurred losses and loss adjustment expenses during 2006 and 2005 were reduced by $93 and $116, respectively, as a result of decreases in prior years’ reserve estimates for certain reinsurance and private passenger automobile coverages in both the United States and internationally. In addition, 2006 included the reduction of reserves related to an insurance program transferred to GM. During 2004, incurred losses and loss adjustment expenses included increases to prior years’ reserve estimates, which were based on additional knowledge available to us during 2004. In addition, 2004 also includes $29 related to reinsurance agreements we decided to commute.

(b)	Reflected net of reinsurance recoveries totaling $306, $342 and $312 for the years ended December 31, 2006, 2005 and 2004, respectively.
(c)	Effects of exchange rate changes for the years ended December 31, 2006, 2005 and 2004.
(d)	Includes exposure to asbestos and environmental claims from the reinsurance of general liability, commercial multiple peril, homeowners’ and workers’ compensation claims. Reported claim activity to date has not been significant. Net reserves for loss and loss adjustment expenses for such matters were $5, $6 and $8 at December 31, 2006, 2005 and 2004, respectively.

 14 Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of:

December 31, ($ in millions)	2006	2005

Deposits
Consumer	$8,200	$4,574
Commercial	2,288	2,280
Fair value of derivative contracts in payable position	1,745	2,447
Employee compensation and benefits (a)	540	1,574
Mortgage escrow deposits	1,366	1,356
Factored client payables	813	819
Securitization trustee payable	902	703
GM payable, net	70	152
Taxes payable (receivable)	249	(169)
Accounts payable	1,844	2,170
Other liabilities	4,642	2,318

Total accrued expenses and other liabilities	$22,659	$18,224

(a)	Reduction reflects $801 of liabilities related to U.S. based GM sponsored other postretirement programs assumed by GM as part of the Sales Transactions.

 15 Derivative Instruments and Hedging Activities

We enter into interest rate and foreign currency futures, forwards, options and swaps in connection with our market risk management activities. Derivative instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, including investment securities, loans held for sale, mortgage servicing rights, debts and deposits, as well as off-balance sheet securitizations. In addition foreign exchange contracts are used to hedge foreign currency denominated debt and foreign exchange transactions. In accordance with SFAS 133, as amended and interpreted, we record derivative financial instruments on the consolidated balance sheet as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative financial instruments and whether it qualifies for hedge accounting treatment.

Our primary objective for utilizing derivative financial instruments is to manage market risk volatility associated with interest rate and foreign currency risks related to the assets and liabilities of the automotive and mortgage operations. Managing this volatility enables us to price our finance and mortgage offerings at competitive rates and to minimize the impact of market risk on our earnings. These strategies are applied on a decentralized basis by the respective automotive finance and mortgage operations, consistent with the level at which market risk is managed, but are subject to various limits and controls at both the local unit and consolidated level. One of the key goals of our strategy is to modify the asset and liability and interest rate mix, including the assets and liabilities associated with securitization transactions that may be

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

recorded in off-balance sheet special purpose entities. In addition, we use derivative financial instruments to mitigate the risk of changes in the fair values of mortgage loans held for sale and mortgage servicing rights. Derivative financial instruments are also utilized to manage the foreign currency exposure related to foreign currency denominated debt. The following summarizes our derivative activity based on the accounting hedge designation:

Fair Value Hedges
Our fair value hedges primarily include hedges of fixed-rate debt and loans held for sale:

•	Debt obligations — Interest rate swaps are used to modify our exposure to interest rate risk by converting fixed rate debt to a floating rate. Generally, individual swaps are designated as hedges of specific debt at the time of issuance with the terms of the swap matching the terms of the underlying debt. As the terms of the swap are designed to match the terms of the debt, a significant portion of our debt obligation hedging relationships receive short-cut treatment under SFAS 133, resulting in the assumption of no hedge ineffectiveness.

•	Loans held for sale — We use derivative financial instruments to hedge exposure to risk associated with our mortgage loans held for sale. After loans are funded, they are generally sold into the secondary market to various investors, often as mortgage-backed securities sponsored by Fannie Mae, Freddie Mac or Ginnie Mae. Mortgage loans that are not eligible for agency sponsored securitization are sold through public or private securitization transactions or in whole loan sales. The primary risk associated with closed loans awaiting sale is a change in the fair value of the loans due to fluctuations in interest rates. Our primary strategies to protect against this risk are selling loans or mortgage-backed securities forward to investors using mandatory and optional forward commitments and the use of interest rate swaps. Hedge periods are closed daily, representative of daily hedge portfolio rebalancing due to new loan funding and sales. Effectiveness is assessed using historical daily hedge period data. We assess hedge effectiveness employing a statistical-based approach, which must meet thresholds for R-squared, slope, and F-statistic.

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

We use derivative financial instruments to hedge exposure to variability in expected cash flows associated with the future issuance of bonds payable related to securitizations of mortgage loans held for investment. The primary risk associated with these transactions is the variability on the issuance price of the debt securities. Our primary strategy to protect against this risk is selling loans or mortgage-backed securities forward using mandatory and optional forward commitments. Upon issuance of the debt securities, the hedging relationship terminates and the changes in fair value of the hedging instrument are reclassified out of other comprehensive income, a component of equity, and into earnings over the term of the debt securities, as an adjustment to yield.

Economic Hedges not Designated as Accounting Hedges
We utilize certain derivative financial instruments to manage interest rate, price and foreign exchange risks along with the value of MSR’s and mortgage loans, which do not qualify or are not designated as hedges under SFAS 133. As these derivatives are not designated as accounting hedges, changes in the fair value of the derivative instruments are recognized in earnings each period.

•	Mortgage servicing rights — We enter into a combination of derivative contracts that are economic hedges of the servicing rights associated with groups of similar mortgage loans. These derivatives include interest rate caps and floors, futures options, futures, mortgage-backed security options, interest rate swaps and swaptions. The maturities of these instruments range between six months and twenty years. We have entered into written options on U.S. Treasury futures for notional amounts lower than purchased options on futures. The purchased option coverage is at a strike price less than or equal to the corresponding written option coverage, thereby mitigating our loss exposure. We are required to deposit cash in margin accounts maintained by counterparties for unrealized losses on future contracts.

In addition, the following describes other uses of derivatives that do not qualify for or for which we elect not to apply hedge accounting:

•	Off-balance sheet securitization activities — We enter into interest rate swaps to facilitate securitization transactions where the underlying receivables are sold to a non-consolidated qualified special purpose entity (QSPE). As the underlying assets are carried in a non-consolidated entity, the interest rate swaps do not qualify for hedge accounting treatment.

•	Foreign currency debt — We have elected not to treat currency swaps that are used to convert foreign denominated debt back into the functional currency at a floating rate as hedges for accounting purposes. While these currency swaps are similar to the foreign currency cash flow hedges described in the foregoing, we have not designated them as hedges as the changes in the fair values of the currency swaps are substantially offset by the

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

foreign currency revaluation gains and losses of the underlying debt.

•	Mortgage related securities — We use interest rate options, futures, swaps, caps and floors to mitigate risk related to mortgage related securities classified as trading.

•	Callable debt obligations — We enter into cancellable interest rate swaps as economic hedges of certain callable fixed rate debt in connection with our market risk management policy.

The following table summarizes the pre-tax earnings effect for each type of hedge classification, segregated by the asset or liability hedged.

Year ended December 31, ($ in millions)	2006	2005	2004	Income statement classification

Fair value hedge ineffectiveness gain (loss):
Debt obligations	$—	($2)	$1	Interest expense
Mortgage servicing rights	—	57	70	Servicing asset valuation and hedge activities, net
Loans held for sale	(1)	(29)	(12)	Gain on sale of mortgage and automotive loans, net
Cash flow hedges ineffectiveness gain (loss):
Debt obligations	—	3	(19)	Interest expense
Economic hedge change in fair value:
Off-balance sheet securitization activities:
Automotive Finance operations	2	(36)	(26)	Other income
Mortgage operations	—	1	(18)	Other income
Foreign currency debt (a)	54	(202)	44	Interest expense
Loans held for sale or investment	35	59	(60)	Gain on sale of mortgage and automotive loans, net
Mortgage servicing rights	(281)	(55)	(7)	Servicing asset valuation and hedge activities, net
Mortgage related securities	3	(42)	(95)	Investment income
Callable debt obligations	(22)	(240)	(82)	Interest expense
Other	21	(11)	(18)	Other income, Interest expense,
				Other operating expenses

Total loss	($189)	($497)	($222)

(a)	Amount represents the difference between the changes in the fair values of the currency swap, net of the revaluation of the related foreign denominated debt.

The following table presents additional information related to our derivative financial instruments.

Year ended December 31, ($ in millions)	2006	2005	2004

Net gain on fair value hedges excluded from assessment of effectiveness	$—	$59	$180
Expected reclassifications from other comprehensive income to earnings (a)	8	12	(1)

(a)	Estimated to occur over the next 12 months.

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties which owe us under the contract completely fail to perform under the terms of those contracts, assuming no recoveries of underlying collateral, as measured by the market value of the derivative financial instrument. At December 31, 2006 and 2005, the market value of derivative financial instruments in an asset or receivable position (from our perspective) was $2.5 billion and $3.0 billion, including accrued interest of $0.6 billion and $0.7 billion, respectively. We minimize the credit risk exposure by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines. As of December 31, 2006, more than 74% of our exposure is with counterparties with a Fitch rating of A+ or higher (or an equivalent rating from another rating agency if a counterparty is not rated by Fitch), as compared with more than 84% as of December 31, 2005. Additionally, we reduce credit risk on the majority of our derivative financial instruments by entering into legally enforceable agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. To further mitigate the risk of counterparty default, we maintain collateral agreements with certain counterparties. The agreements require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments meet established thresholds. We have placed cash deposits totaling $206 million and $125 million at December 31, 2006 and 2005, respectively, in accounts maintained by counterparties. We have received cash deposits from counterparties totaling $215 million and $247 million at December 31, 2006 and 2005, respectively. The cash deposits placed and received are included in our Consolidated Balance Sheet in Other assets and Accrued expenses and other liabilities, respectively.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

 16 Pension and Other Postretirement Benefits

Pension
Until the consummation of the Sale Transactions, a number of our employees were eligible to participate in various domestic and foreign pension plans of GM. While we were a participating employer in these plans, GM allocated to us a portion of their pension expense which is made on a pro-rata basis and, as such, is impacted by the various assumptions (discount rate, return on plan assets, etc.) that GM utilized in determining its pension obligation. Detailed information about GM’s pension plans can be found in the GM Annual Report Form 10-K, filed separately with the SEC, which report is not deemed to be incorporated into any our filings under the SEC Act or Exchange Act. Certain of our other employees (primarily at our ResCap, Commercial Finance, Insurance and International Automotive Finance groups) participate in separate retirement plans that provide for pension payments to eligible employees upon retirement based on factors such as length of service and salary.

During 2006, GM announced that, effective immediately, it would freeze accrued pension benefits for U.S. salaried employees. Furthermore, effective November 30, 2006, upon completion of the sale, our employees were no longer eligible to participate in these pension plans. Also, pursuant to the purchase and sale agreement we transferred, froze or terminated a significant portion of our non-GM sponsored defined benefit plans during 2006. As such, at December 31, 2006, our pension obligation is lower than in previous periods. A listing of the more significant 2006 pension transactions is discussed below:

•	During the second quarter, we approved the freezing of the benefit accrual of a defined benefit retirement plan as of December 31, 2006, covering primarily ResCap employees. No further participant benefits will accrue subsequent to that date and no new entrants will be permitted in the plan. As a result of these developments, a curtailment gain of approximately $43 million was recorded in compensation and benefits expense on our Consolidated Statement of Income.

•	During the third quarter, GMAC Commercial Finance UK and GMAC Commercial Finance Canada announced intentions to terminate their retirement plans, resulting in a curtailment loss of approximately $9 million expense recorded in compensation and benefits expense on our Consolidated Statement of Income.

•	During the fourth quarter, we expensed payments to the plans of approximately $48 million to fully fund the GMAC portion of the GM U.K. pension plans. These payments were required as a Section 75 debt obligation under the UK Pension Act of 2004 and were recorded in compensation and benefits expense on our Consolidated Statement of Income.

•	We transferred to GM the financial liability associated with the GMAC portion of certain GM plans in Canada as of November 30, 2006.

During 2005, GMAC Commercial Finance terminated the GMAC Commercial Credit LLC U.S. Retirement Plan, resulting in an extinguishment of approximately $11 million in accumulated benefits.

The following summarizes information relating to our non-GM sponsored plans:

Year ended December 31, ($ in millions)	2006	2005

Benefit obligation	$434	$443
Fair value of plan assets	391	334

Funded status	(43)	(109)
Unrecognized net actuarial gain	16	75
Unrecognized prior service cost	2	3
Net transition obligation	—	(1)

Accrued pension cost	($25)	($32)

Net pension expense, which is recorded in compensation and benefits expense on our Consolidated Statement of Income, includes the curtailment and other gains and losses from the transactions described above. Net pension expense for our employees that participated in GM sponsored plans totaled $80 million, $60 million and $50 million for 2006, 2005 and 2004, respectively; net pension expense for non-GM sponsored plans totaled ($3) million, $28 million and $44 million for 2006, 2005 and 2004, respectively. Based on the termination of our eligibility in the GM sponsored plans and the transactions we have completed to change our defined benefit plans discussed above, we anticipate that our net pension expense will not be significant for future years. Contributions to non-GM sponsored pension plans for 2006 were approximately $4 million, and we expect these contribution levels to remain minimal for our defined benefit plans worldwide in 2007.

The expected rate of return on plan assets is an estimate we determine by summing the expected inflation and the expected real rate of return on stocks and bonds based on allocation percentages within the trust. The weighted average assumptions for the non-GM sponsored pension plans are as follows:

Year ended December 31,	2006	2005

Discount rate	5.47%	5.71%
Expected return on plan assets	8.48%	8.61%
Rate of compensation increase	4.40%	4.66%

Other Postretirement Benefits
Certain of our subsidiaries participated in various postretirement medical, dental, vision and life insurance plans of GM, while other subsidiaries participated in separately maintained postretirement plans. These benefits were funded as incurred from our general assets. We previously accrued postretirement benefit costs over the active service period of employees to the date of full eligibility for

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

such benefits. Effective November 30, 2006, upon completion of the sale, our employees were no longer eligible to participate in GM’s postretirement plans. Prior to the sale, GM agreed to assume or retain approximately $801 million of liabilities related to U.S. based GM sponsored other postretirement benefit programs for our employees, as well as approximately $302 million of related deferred tax assets, and the net amount was recorded as a capital contribution. We have provided for certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as other postretirement benefits. Notwithstanding the recording of such amounts and the use of these terms, we do not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans (other than pensions) represent legally enforceable liabilities. Other postretirement benefits expense, which is recorded in Compensation and benefits expense in our Consolidated Statement of Income, totaled $35 million in 2006, which was lower than the $88 million and $72 million in 2005 and 2004, respectively, primarily due to GM’s restructuring of its benefit plans and the other transactions mentioned above. We expect our other postretirement expense to be minimal in future years.

Defined Contribution Plan
A significant number of our employees are covered by defined contribution plans. Employer contributions vary based on criteria specific to each individual plan and amounted to $40 million, $41 million, and $39 million in 2006, 2005 and 2004, respectively, and were recorded in Compensation and benefit expenses in our Consolidated Statement of Income. As a result of the sale and the associated reorganization of our employee benefit plans, the number of employees covered by defined contribution plans and the required employer contributions are expected to increase during 2007.

 17 Income Taxes

Effective November 28, 2006, GMAC, along with certain U.S. subsidiaries, became disregarded or pass-through entities for U.S. federal income tax purposes. Income taxes incurred by these converting entities have been provided through November 30, 2006, as required under the tax sharing agreement between GM and GMAC. Subsequent to November 30, 2006, income taxes have not been provided for these entities as they ceased to be taxable entities, with the exception of a few local jurisdictions that continue to tax LLCs or partnerships. Due to our change in tax status, a net deferred tax liability was eliminated through income tax expense totaling $791 million. Members each report their share of our taxable income in their respective income tax returns. Our banking, insurance and foreign subsidiaries are generally corporations and continue to be subject to and provide for U.S. federal and foreign income taxes. The income tax expense related to these corporations is included in our income tax expense, along with other miscellaneous state, local and franchise taxes of GMAC and certain other subsidiaries.

The significant components of income tax expense were as follows:

Year ended December 31, ($ in millions)	2006	2005	2004

Current income tax expense
U.S. federal	$1,115	$620	$1,452
Foreign	432	52	128
State and local	43	17	(43)

Total current expense	1,590	689	1,537

Deferred income tax expense
U.S. federal	(396)	168	(466)
Foreign	(316)	271	142
State and local	16	69	149

Total deferred (benefit) expense	(696)	508	(175)

Total income tax expense before change in tax status	894	1,197	1,362
Change in tax status	(791)	—	—

Total income tax expense	$103	$1,197	$1,362

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

A reconciliation of the statutory U.S. federal income tax rate to our effective tax rate applicable to income and our change in tax status is shown in the following table.

Year ended December 31,	2006	2005	2004

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Change in tax rate resulting from:
State and local income taxes, net of federal income tax benefit	1.8	1.8	2.7
Tax-exempt income	(0.9)	(1.1)	(0.9)
Foreign income tax rate differential	(5.4)	(1.9)	(1.3)
Goodwill impairment	7.5	—	—
Other (a)	(0.8)	.6	(3.5)

Effective tax rate before change in tax status	37.2	34.4	32.0
Effect of tax status change	(35.5)	—	—
LLC loss not subject to federal or state income taxes	2.9	—	—

Effective tax rate	4.6%	34.4%	32.0%

(a)	In 2004, principally reflects the benefit of favorable settlements with various tax authorities (both U.S. and International), as well as the impact of changes in reserve requirements.

Deferred tax assets and liabilities result from differences between assets and liabilities measured for financial reporting purposes and those measured for income tax return purposes. Under the terms of the Purchase and Sale Agreement between GM and FIM Holdings LLC, the distribution of lease assets and assumption by GM of certain postretirement benefits resulted in a reduction of deferred tax liabilities and assets of $1,845 million and $302 million, respectively. Additionally, the change in tax status resulted in a $791 million reduction in income tax expense related to the elimination of deferred tax liabilities and assets of $1,486 million and $695 million, respectively. The significant components of deferred tax assets and liabilities after consideration of these adjustments are reflected in the following table.

December 31, ($ in millions)	2006	2005

Deferred tax liabilities
Lease transactions	$1,236	$4,020
Deferred acquisition costs	560	676
Unrealized gains on securities	54	277
Sales of finance receivables	41	(327)
State and local taxes	3	118
Mortgage servicing rights	15	857
Debt issuance costs	—	316
Goodwill	3	(102)
Other	146	189

Gross deferred tax liabilities	2,058	6,024

Deferred tax assets
Unearned insurance premiums	293	297
Tax carryforwards	206	54
Manufacturer incentive payments	132	—
Provision for credit losses	91	809
Postretirement benefits	15	301
Hedging transactions	2	(61)
Other	312	260

Gross deferred tax assets	1,051	1,660

Net deferred tax liability (a)	$1,007	$4,364

(a)	GMAC Commercial Mortgage’s net deferred tax asset of $169 million was transferred to liabilities related to assets held for sale in our Consolidated Balance Sheet as of December 31, 2005.

At December 31, 2006, our net assets of flow-through entities exceeded their tax basis by approximately $2,460 million, primarily related to lease transactions, mortgage servicing rights and sales of finance receivables.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

Foreign pre-tax income totaled $336 million in 2006, $988 million in 2005 and $1,003 million in 2004. Foreign pre-tax income is subject to U.S. taxation when effectively repatriated. For our entities that are disregarded for U.S. federal income tax purposes, it is the responsibility of our members to provide federal income taxes on the undistributed earnings of foreign subsidiaries to the extent that such earnings are not deemed permanently reinvested outside the United States. For our banking and insurance subsidiaries that continue to be subject to U.S. federal income taxes, we provide for federal income taxes on the undistributed earnings of foreign subsidiaries, except to the extent that such earnings are indefinitely reinvested outside the United States. At December 31, 2006, $4,388 million of accumulated undistributed earnings of foreign subsidiaries was indefinitely reinvested. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

For the eleven months ending November 30, 2006, and years ending 2005 and 2004, GM had consolidated federal net operating losses. After GM utilized all prior year federal carryback potential, the remaining net operating losses were carried forward. The consolidated federal net operating losses also created charitable contribution deduction and foreign tax credit carryforwards. Pursuant to the tax sharing agreement between GM and us, our consolidated allocation of tax attributes from GM for this time period’s federal net operating losses (due to certain loss subsidiaries), charitable contributions deduction and foreign tax credits are carried forward for our subsidiaries that remain separate U.S. tax paying entities. For the Company and certain subsidiaries which have converted to limited liability companies and have elected to be treated as pass-through entities, intercompany receivables from GM related to tax attributes totaling $1.1 billion were dividended to GM as of November 30, 2006. For comparative purposes, at December 31, 2005, we had an intercompany tax receivable from GM of $690 million. The receivable was comprised of federal net operating loss carryforward of $611 million, charitable contributions carryforward of $12 million and foreign tax credit carryforward of $67 million.

Under the terms of the Purchase and Sale Agreement between GM and FIM Holdings LLC, the tax sharing agreement between GM and us was terminated as of November 30, 2006. Terms of the sale agreement stipulate that GM will indemnify us for any contingent tax liabilities related to periods prior to November 30, 2006, that would be in excess of those established as of the sale date. Additionally, net tax related assets consisting of tax deposits, claims and contingencies as of November 30, 2006, for the converting entities have been assumed by and transferred to GM through equity totaling $107 million.

We have open tax years primarily from 2001 to current with various U.S. and foreign taxing jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they related to timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. We have established a liability of approximately $375 million for those matters where the amount of loss is probable and estimable. This amount includes the liability related to our banking, insurance and foreign subsidiaries that continue to be subject to U.S. and foreign income taxes, as well as the liability for the converting entities related to state and local jurisdictions where we previously filed as a separate company taxpayer. The amount of the liability is based on management’s best estimate given our history with similar matters and interpretations of current laws and regulations.

In June 2006 the FASB issued FIN 48. The adoption of this Interpretation as of January 1, 2007, is not expected to not have a material impact on our consolidated financial position.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

 18 Related Party Transactions

Balance Sheet
A summary of the balance sheet effect of transactions with GM, FIM Holdings and affiliated companies is as follows:

December 31, ($ in millions)	2006	2005

Assets:
Available for sale investment in asset-backed security (a)	$471	$—
Finance receivables and loans, net of unearned income (b)
Wholesale auto financing	938	1,159
Term loans to dealers	207	207
Investment in operating leases, net (c)	290	286
Notes receivable from GM (d)	1,975	4,565
Other assets
Real estate leases (e)	28	1,005
Receivable related to taxes due from GM (f)	317	690
Other (g)	22	—
Liabilities:
Unsecured debt
Notes payable to GM	60	1,190
Accrued expenses and other liabilities (h)
Wholesale payable	499	802
Subvention receivables (rate and residual support)	(309)	(133)
Insurance premium and contract payable (receivable)	1	(81)
Lease pull ahead receivable	(62)	(189)
Other receivables	(101)	(246)
Preferred interests (i)	2,195	—
Equity:
Dividends paid to GM (j)	9,739	2,500
Capital contributions received (k)	951	—
Preferred interest accretion to redemption value	295	—

(a)	In November 2006, GMAC retained an investment in a note secured by operating lease assets transferred to GM. As part of the transfer, GMAC provided a note to the trust, a wholly owned subsidiary of GM. The note is classified in Investment Securities on our Consolidated Balance Sheet.
(b)	Represents wholesale financing and term loans to certain dealerships wholly owned by GM or in which GM has an interest.
(c)	Includes net balance of vehicles, buildings and other equipment classified as operating lease assets that are leased to GM affiliated entities.
(d)	Includes borrowing arrangements with GM Opel and arrangements related to our funding of GM company-owned vehicles, rental car vehicles awaiting sale at auction, our funding of the sale of GM vehicles through the use of overseas distributors and amounts related to GM trade supplier finance program. In addition, we provide wholesale financing to GM for vehicles in which GM retains title while the vehicles are consigned to us or dealers in the UK and Italy. The financing to GM remains outstanding until the title is transferred to the dealers. The amount of financing provided to GM under this arrangement varies based on inventory levels.
(e)	During 2000 GM entered into a 16-year lease arrangement, under which we agreed to fund and capitalize improvements to three Michigan properties leased by GM totaling $1.2 billion. In 2004 the lease arrangement was increased to $1.3 billion. The total construction advances as of December 30, 2005, were $971. On October 31, 2006, these assets were transferred to GM in the form of a non-cash dividend. Subsequently, the lease arrangement was terminated, and no further payments or advances will be made. The balance at December 31, 2006, represents Argonaut dealership leases.
(f)	In November 2006, GMAC transferred NOL tax receivables to GM for entities converting to an LLC. For all non-converting entities, the amount was reclassified to deferred income taxes on the Consolidated Balance Sheet. At December 31, 2006, this balance represents an overpayment of taxes and was included in accrued expenses and other liabilities on our Consolidated Balance Sheet.
(g)	Represents certain servicing activities related to automotive leases distributed to GM on November 22, 2006.
(h)	Includes (receivables) payables from GM as follows: wholesale settlements payable to GM, subvention receivables due from GM and other (receivables) payables due to/from GM, which are included in accrued expenses and other liabilities and debt, respectively.
(i)	Represents proceeds from preferred interests issued in November and held by a wholly owned subsidiary of GM of $1,555 and FIM Holdings of $555 and the related accrued dividends of $21 and redemption premium of $64.
(j)	Amount includes cash dividends of $4.8 billion and non-cash dividends of $4.9 billion in 2006. During the fourth quarter of 2006 in connection with the Sale Transactions, GMAC made $7.8 billion of dividends to GM which was comprised of the following (i) a cash dividend of $2.7 billion representing a one-time distribution to GM primarily to reflect the increase in GMAC’s equity resulting from the elimination of a portion of our net deferred tax liabilities arising from the conversion of GMAC and certain of our subsidiaries to a limited liability company, (ii) certain assets with respect to automotive leases owned by GMAC and its affiliates having a net book value of approximately $4.0 billion and related deferred tax liabilities of $1.8 billion, (iii) certain Michigan properties with a carrying value of approximately $1.2 billion to GM, (iv) intercompany receivables from GM related to tax attributes of $1.1 billion, (v) net contingent tax assets of $491 and (vi) other miscellaneous transactions.
(k)	Amount is comprised of the following (i) approximately $801 of liabilities related to U.S. and Canadian based GM sponsored other postretirement programs and related deferred tax assets of $302, (ii) contingent tax liabilities of $384 assumed by GM and (iii) deferred tax assets transferred from GM of $68.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

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

Retail and lease contracts acquired by us that included rate and residual subvention from GM, payable directly or indirectly to GM dealers, as a percent of total new retail installment and lease contracts acquired, were as follows:

Year ended December 31,	2006	2005

GM and affiliates rate subvented contracts acquired:
North American operations (a)	90%	78%
International operations	49%	53%

(a)	The increase in 2006 is primarily due to the 72-hour sale that occurred in July 2006. Contracts were sold at 0% financing for 72 months.

GM also provides payment guarantees on certain commercial assets we have outstanding with certain third-party customers. As of December 31, 2006, and December 31, 2005, commercial obligations guaranteed by GM were $216 million and $934 million, respectively. In addition, we have a consignment arrangement with GM for commercial inventories in Europe. As of December 31, 2006 and 2005, commercial inventories related to this arrangement were $151 million and $108 million, respectively, and are reflected in Other assets in our Consolidated Balance Sheet.

Income Statement
A summary of the income statement effect of transactions with GM and affiliated companies is as follows:

Year ended December 31, ($ in millions)	2006	2005	2004

Net financing revenue:
GM and affiliates lease residual value support (a)	$749	$507	$560
Wholesale subvention and service fees from GM	207	159	174
Interest paid on loans from GM	(50)	(46)	(45)
Consumer lease payments from GM (b)	74	168	348
Insurance premiums earned from GM	334	384	450
Other income:
Interest on notes receivable from GM and affiliates	282	300	153
Interest on wholesale settlements (c)	183	150	101
Revenues from GM leased properties, net	93	79	73
Derivatives (d)	(2)	—	—
Service fee income:
GMAC of Canada operating lease administration (e)	—	18	28
Rental car repurchases held for resale (f)	18	22	16
U.S. Automotive operating leases (g)	37	—	—
Expense:
Employee retirement plan costs allocated by GM	136	157	129
Off-lease vehicle selling expense reimbursement (h)	(29)	(17)	(51)
Payments to GM for services, rent and marketing expenses (i)	106	131	281

(a)	Represents total amount of residual support and risk sharing paid (or invoiced) under the residual support and risk sharing programs and deferred revenue related to the settlement of residual support and risk sharing obligations for a portion of the lease portfolio, as described below.
(b)	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle, with the customer’s remaining payment obligation waived. For certain programs, GM compensates us for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle.
(c)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made prior to the expiration of transit, we receive interest from GM.
(d)	Represents income (loss) related to derivative transactions entered into with GM as counterparty.
(e)	GMAC of Canada, Limited administered operating lease receivables on behalf of GM of Canada, Limited (GMCL) and received a servicing fee, which was included in other income. As of October 2005, GMAC of Canada, Limited no longer administers these operating lease receivables.
(f)	We receive a servicing fee from GM related to the resale of rental car repurchases. At December 31, 2006, this program was terminated.
(g)	Represents servicing income related to automotive leases distributed to GM on November 22, 2006.
(h)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by us on off-lease vehicles sold by GM at auction.
(i)	GM provides us certain other services and facilities services for which we reimburse them. Included in this amount are rental payments for our primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan. In December 2006 we signed a lease to continue renting the facilities, operating expenses and the associated parking through November 30, 2016.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

Operating Lease Residuals
As a marketing incentive GM may sponsor residual support programs as a way to lower customer monthly payments. Under residual support programs, the customer’s contractual residual value is adjusted above our standard residual values. Historically, GM reimbursed us if remarketing sales proceeds were less than the customer’s contractual residual value limited to our standard residual value. In addition to residual support programs, GM also participated in a risk sharing arrangement whereby GM shared equally in residual losses to the extent that remarketing proceeds were below our standard residual values (limited to a floor).

In connection with the Sale Transactions GM settled its estimated liabilities with respect to residual support and risk sharing on a portion of our operating lease portfolio and on the entire U.S. balloon retail receivables portfolio in a series of lump-sum payments. A negotiated amount totaling approximately $1.4 billion was agreed to by GM under these leases and balloon contracts and was paid to us. As of December 31, 2006, the maximum amount that would have been paid under the residual support and risk sharing arrangements with GM on this portion of these portfolios totaled approximately $3.3 billion. This amount would only have been paid in the unlikely event that the proceeds from these entire portfolios of lease assets and balloon retail receivables would have been lower than both the contractual residual value and GMAC’s standard residual rates. The payments were recorded as a deferred amount in accrued expenses and other liabilities in our Consolidated Balance Sheet and are treated as sales proceeds on the underlying assets, as the contracts terminate and the vehicles are sold at auction, in recognizing the gain or loss on sale.

Certain assets with respect to automotive leases that were not subject to the above settlement having a net book value of $4.0 billion and related deferred tax liabilities of $1.8 billion, were distributed to GM just prior to the Sale Transactions. As part of the transfer of the automotive lease assets to GM, GMAC relinquished the rights to any residual support and risk sharing payments that otherwise would have been due from GM on such lease assets.

In addition, as it relates to U.S. lease originations and all U.S. balloon retail contract originations occurring after April 30, 2006, that remained with GMAC after the consummation of the Sale Transactions, GM agreed to begin payment of the present value of the expected residual support owed to us at the time of contract origination as opposed to after contract termination at the time of sale of the related vehicle. The residual support amount GM actually owes us is “trued up” as the leases actually terminate and, in cases where the estimate was incorrect, GM may be obligated to pay us, or we may be obligated to reimburse GM, under the terms of the residual support programs. For the affected contracts originated through December 2006, GM paid or agreed to pay us a total of $486 million in 2006.

Based on the December 31, 2006 outstanding U.S. operating lease portfolio, the additional maximum amount that could be paid by GM under the residual support programs is approximately $276 million and would only be paid in the unlikely event that the proceeds from the entire portfolio of lease assets would be lower than both the contractual residual value and GMAC’s standard residual rates. Based on the December 31, 2006 outstanding U.S. operating lease portfolio, the maximum amount that could be paid under the risk sharing arrangements is approximately $339 million and would only be paid in the unlikely event that the proceeds from all outstanding lease vehicles would be lower than GMAC’s standard residual rates. The amounts in the above table represent the amounts paid over the past three years under both the residual support and risk sharing programs.

Distribution of Operating Lease Assets
In connection with the sale by GM of a 51 percent interest in GMAC, on November 22, 2006, GMAC transferred to GM certain GMAC U.S. lease assets, along with related secured debt and other assets as described in Notes 8, 11 and 12, respectively. GMAC retained an investment in a note, which had a balance as of December 31, 2006 of $471 million secured by the lease assets distributed to GM as described in Note 5. GMAC will continue to service the assets and related secured debt on behalf of GM and will receive a fee for this service. As it does for other securitization transactions, GMAC is obligated as servicer to repurchase any lease asset that is in breach of any of the covenants of the securitization documents. In addition, in a number of the transactions securitizing the lease assets transferred to GM, the trusts issued one or more series of floating rate debt obligations and entered into primary derivative transactions to remove the market risk associated with funding the fixed payment lease assets with floating interest rate debt. To facilitate these securitization transactions, GMAC entered into secondary derivative transactions with the primary derivative counterparties, essentially offsetting the primary derivatives. As part of the distribution, GM assumed the rights and obligations of the primary derivative while GMAC retained the secondary, leaving both companies exposed to market value movements of their respective derivatives. GMAC and GM have subsequently entered into derivative transactions with each other that are intended to offset the exposure each party has to its component of the primary and secondary derivatives.

Exclusivity Arrangement
GM and GMAC have entered into several service agreements which codify the mutually beneficial historical relationship between GM and GMAC. In connection with the agreements, GMAC has been granted a 10-year exclusivity right covering U.S. subvented automotive consumer business. In return for this exclusivity, GMAC will pay GM an annual exclusivity fee of $75 million and is committed to provide financing to GM customers in accordance with historical practices. Specifically, in connection with the U.S. Consumer Financing Agreement, GMAC must meet certain targets with respect to consumer retail and lease financings of new GM vehicles. If the contractual commitments are not met, GM may

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

assess financial penalties to GMAC, or even rescind GMAC’s exclusivity rights. The agreement provides GMAC ample flexibility to provide GM with required financing support without compromising GMAC’s underwriting standards.

In addition, we have entered into various services agreements with GM that are designed to document and maintain the current and historical relationship between us. We are required to pay GM fees in connection with certain of these agreements related to our financing of GM consumers and dealers in certain parts of the world.

Royalty Arrangement
For certain insurance products, GM and GMAC have entered into the Intellectual Property License Agreement for the right of GMAC to use the GM name on certain insurance products. In exchange, GMAC will pay to GM a minimum annual guaranteed royalty fee of $15 million.

GM Option
GM retains an option, for 10 years, to repurchase certain assets from us related to the Automotive Finance operations of our North American Operations and our International Operations. GM’s exercise of the option is conditional on GM’s credit rating being investment grade, or higher than our credit rating. The call option price will be calculated as the higher of (i) fair market value or (ii) 9.5 times the consolidated net income of our Automotive Finance operations in either the calendar year the call option is exercised or the calendar year immediately following the year the call option is exercised.

Revolving Line of Credit
In addition to the financing arrangements summarized in the foregoing table, GM had a $4 billion revolving line of credit from us that expired September 15, 2006, and was not renewed.

 19 Comprehensive Income

Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available for sale securities, foreign currency translation adjustments and cash flow hedging activities. The following table presents the components and annual activity in other comprehensive income:

				Accumulated
	Unrealized gains (losses)			other
	on investment	Translation	Cash flow	comprehensive
Year ended December 31, ($ in millions)	securities (a)	adjustments (b)	hedges	income (loss)

Balance at December 31, 2003	$548	$60	($90)	$518
2004 net change	78	306	266	650

Balance at December 31, 2004	626	366	176	1,168
2005 net change	(89)	(295)	46	(338)

Balance at December 31, 2005	537	71	222	830
2006 net change	(431)	291	(205)	(345)

Balance at December 31, 2006	$106	$362	$17	$485

(a)	Primarily represents the after-tax difference between the fair value and amortized cost of our available for sale securities portfolio.
(b)	Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar. Net change amounts are net of a tax benefit of $37 and $35 for the years ended December 31, 2006 and 2005, respectively, and tax expense of $104 for the year ended December 31, 2004.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The net changes in the following table represent the sum of net unrealized gains (losses) of available for sale securities and net unrealized gains (losses) on cash flow hedges with the respective reclassification adjustments. Reclassification adjustments are amounts recognized in net income during the current year and that would have been reported in other comprehensive income in previous years. The 2006 amounts also include the cumulative effect of a change in accounting principle due to the adoption of SFAS 156. SFAS 156, upon initial adoption, permitted a one time reclassification of available-for-sale securities to trading securities for securities, which were identified as offsetting an entity’s exposure or liabilities that a servicer elects to subsequently measure at fair value.

Year ended December 31, ($ in millions)	2006	2005	2004

Available for sale securities:
Cumulative effect of a change in accounting principle, net of taxes:
Transfer of unrealized loss for certain available for sale securities	$17	$—	$—
Net unrealized gains (losses) arising during the period, net of taxes (a)	204	(11)	125
Reclassification adjustment for net gains included in net income, net of taxes (b)	(652)	(78)	(47)

Net change	(431)	(89)	78

Cash flow hedges:
Net unrealized gains (losses) on cash flow hedges, net of taxes (c)	(207)	45	265
Reclassification adjustment for net losses included in net income, net of taxes (d)	2	1	1

Net change	($205)	$46	$266

(a)	Net of tax expense of $107 for 2006, tax benefit of $6 for 2005 and tax expense of $67 for 2004.
(b)	Net of tax expense of $351 for 2006, $42 for 2005, and tax benefit of $25 for 2004.
(c)	Net of tax benefit of $121 for 2006, tax expense of $23 for 2005 and $142 for 2004.
(d)	Net of tax benefit of $1 for 2006, 2005 and 2004.

 20 Fair Value of Financial Instruments

We have developed the following fair value estimates by utilization of available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein is based on information available at December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to December 31, 2006 and 2005 could differ significantly from these amounts. The following describes the methodologies and assumptions used to determine fair value for the respective classes of financial instruments.

Investment Securities
Bonds, equity securities, notes and other available for sale investment securities are carried at fair value, which is primarily based on quoted market prices. The fair value of mortgage-related trading securities is based on market quotes to the extent available, discounted using market prepayment assumptions and discount rates. If external quotes are not available, valuations are based on internal valuation models using market based assumptions. Held to maturity investment securities are carried at amortized cost. The fair value of the held to maturity investment securities is based on valuation models using market based assumptions. Interests in securitization trusts are carried at fair value based on expected cash flows discounted at current market rates.

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
GMAC LLC • Form 10-K

Debt
The fair value of debt is determined by using quoted market prices for the same or similar issues, if available, or based on the current rates offered to us for debt with similar remaining maturities. Commercial paper, master notes, and demand notes have an original term of less than 270 days and, therefore, the carrying amount of these liabilities is considered to approximate fair value.

Bank deposits and escrows
Bank deposits and escrows deposits represent certain consumer bank deposits as well as mortgage escrow deposits. The fair value of deposits with no stated maturity is equal to their carrying amount. The fair value of fixed-maturity deposits was estimated by discounting cash flows using currently offered rates for deposits of similar maturities.

The following table presents the carrying and estimated fair value of assets and liabilities considered financial instruments under Statements of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107). Accordingly, certain items that are not considered financial instruments are excluded from the table.

	2006		2005
	Carrying	Fair	Carrying	Fair
December 31, ($ in millions)	value	value	value	value

Financial assets
Investment securities	$16,791	$16,791	$18,207	$18,207
Loans held for sale	27,718	28,025	21,865	21,934
Finance receivables and loans, net	170,870	171,076	181,925	182,222
Notes receivable from GM	1,975	1,975	4,565	4,565
Derivative assets	2,544	2,544	3,000	3,000
Financial liabilities
Debt (a)	237,338	237,733	255,511	247,250
Bank deposits and escrows	9,566	9,566	5,930	5,930
Derivative liabilities	1,745	1,745	2,440	2,440

(a)	Debt includes deferred interest for zero coupon bonds of $353 and $813 for 2006 and 2005, respectively.

 21 Variable Interest Entities

The following describes the variable interest entities that we have consolidated or in which we have a significant variable interest as described in Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R).

Automotive finance receivables — In certain securitization transactions, we transfer consumer finance receivables and wholesale lines of credit into bank-sponsored multi-seller commercial paper conduits. These conduits provide a funding source to us (as well as other transferors into the conduit) as they fund the purchase of the receivables through the issuance of commercial paper. Total assets outstanding in these bank-sponsored conduits approximated $12.1 billion as of December 31, 2006. While we have variable interests in these conduits, we are not considered to be the primary beneficiary, as we do not retain the majority of the expected losses or returns. Our maximum exposure to loss as a result of our involvement with these non-consolidated variable interest entities is $109 million and would only be incurred in the event of a complete loss on the assets that we transferred.

Mortgage warehouse funding — Our ResCap operations transfer residential mortgage loans, lending receivables, home equity loans and lines of credit pending permanent sale or securitization through various structured finance arrangements in order to provide funds for the origination and purchase of future loans. These structured finance arrangements include transfers to warehouse funding entities, including GMAC and bank-sponsored commercial paper conduits. Transfers of assets into each facility are accounted for as either sales (off-balance sheet) or secured financings (on-balance sheet) based on the provisions of SFAS 140. However, in either case, creditors of these facilities have no legal recourse to our general credit. Some of these warehouse funding entities represent variable interest entities under FIN 46R.

Management has determined that for certain mortgage warehouse funding facilities, we are the primary beneficiary and, as such, we consolidate the entities in accordance with FIN 46R. The assets of these residential mortgage warehouse entities totaled $14.5 billion at December 31, 2006, the majority of which are included in loans held for sale, in our Consolidated Balance Sheet. The beneficial interest holders of these variable interest entities do not have legal recourse to our general credit.

Residential mortgage loan alliances — ResCap has invested in strategic alliances with several mortgage loan originators. These alliances may include common or preferred equity investments, working capital or

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

other subordinated lending, and warrants. In addition to warehouse lending arrangements, management has determined that we do not have the majority of the expected losses or returns and as such, consolidation is not appropriate. Total assets in these alliances were $158 million at December 31, 2006. Our maximum exposure to loss under these alliances, including commitments to lend additional funds or purchase loans at above-market rates, is $110 million at December 31, 2006.

Construction and real estate lending — We use a special purpose entity to finance construction lending receivables. This special purpose entity purchases and holds the receivables and funds the majority of the purchases through financing obtained from third-party asset-backed commercial paper conduits. The results of our variable interest analysis indicate that we are the primary beneficiary, and as such, we consolidate the entity. The assets in this entity totaled $2.1 billion and $1.6 billion at December 31, 2006 and 2005, respectively, which are included in finance receivables and loans, net of unearned income, in our Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to our general credit.

We have subordinated real estate lending arrangements with certain entities. These entities are created to develop land and construct residential homes. Management has determined that we do not have the majority of the expected losses or returns, and as such, consolidation is not appropriate. Total assets in these entities were $616 million at December 31, 2006, of which $201 million represents our maximum exposure to loss.

Warehouse lending — We have a facility in which we transfer mortgage warehouse lending receivables to a 100% owned SPE which then sells a senior participation interest in the receivables to an unconsolidated QSPE. The QSPE funds the purchase of the participation interest from the SPE through financing obtained from third-party asset-backed commercial paper conduits. The SPE funds the purchase of the receivables from us with cash obtained from the QSPE, as well as a subordinated loan and/or an equity contribution from us. The senior participation interest sold to the QSPE and the commercial paper issued were not included in our assets or liabilities in 2004. However, the QSPE was terminated and a new SPE was created in 2005. As a result, the senior participation interest sold and commercial paper issued were included in our Consolidated Balance Sheet at December 31, 2006 and 2005, respectively. Once the receivables have been sold, they may not be purchased by us except in very limited circumstances, such as a breach in representations or warranties.

Management has determined that we are the primary beneficiary of the SPE, and as such, consolidates the entity. The assets of the SPE totaled $14.5 billion and $3.5 billion at December 31, 2006 and 2005, respectively, which are included in finance receivables and loans, net of unearned income, in our Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to our general credit.

Collateralized debt obligations (CDOs) — Our ResCap operations sponsors and manages the collateral of a CDOs. Under CDO transactions, a trust is established that purchases a portfolio of securities and issues debt and equity certificates, representing interests in the portfolio of assets. Bonds representing the collateral for the CDO include both those issued by us from loan securitizations and those issued by third parties. In addition to receiving variable compensation for managing the portfolio, we sometimes retain equity investments in the CDOs. The majority of the CDOs sponsored by us were initially structured or have been restructured (with approval by the senior beneficial interest holders) as qualifying special purpose entities, and are therefore exempt from FIN 46R.

In the event that an asset is credit impaired, a call option is triggered whereby we, as collateral manager, may buy the asset out of the pool and sell it to a third-party. The call is triggered only by events that are outside of our control, such as the downgrade by a rating agency of an asset in the pool or in the event more than a specified percentage of mortgage loans underlying a security are greater than 60 days delinquent (or have been liquidated). In the event the conditions under which we can exercise the call option are met, we recognize these assets. In accordance with these provisions, we did not recognize any assets as of December 31, 2006.

Management has determined that for certain CDO entities, we are the primary beneficiary, and as such, we consolidate the entities. The assets in these entities totaled $732 million and $569 million at December 31, 2006 and 2005, respectively, the majority of which are included in investment securities in our Consolidated Balance Sheet. The beneficial interest holders of these variable interest entities do not have legal recourse to our general credit.

Commercial finance receivables — We have a facility in which we transfer commercial lending receivables to a 100% owned SPE which, in turn, issues notes received to third-party financial institutions, GMAC Commercial Finance, and asset-backed commercial paper conduits. The SPE funds the purchase of receivables from us with cash obtained from the sale of notes. Management has determined that we are the primary beneficiary of the SPE and, as such, consolidates the entity. The assets of the SPE totaled $879 million as of December 31, 2006, which are included in finance receivables and loans, net of unearned income, in our Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to our general credit.

In other securitization transactions, we transfer commercial trade receivables into bank-sponsored multi-seller commercial paper conduits. These conduits provide a funding source to us (as well as other transferors into the conduit) as they fund the purchase of the receivables through the issuance of commercial paper. Total assets outstanding in these bank-sponsored conduits approximated $2.1 billion as of December 31, 2006. While we have a variable interest in these conduits, we may at our discretion prepay all or any portion of the loans at any time.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

 22 Segment and Geographic Information

Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. Financial information for our reportable operating segments is summarized as follows:

	Automotive Finance Operations (a)
	North
Year ended December 31,	American	International
($ in millions)	Operations	Operations (b)	ResCap	Insurance	Other (c)	Consolidated

2006
Net financing revenue before provision for credit losses	$4,402	$1,613	$958	$—	$570	$7,543
Provision for credit losses	(425)	(86)	(1,334)	—	(155)	(2,000)
Other revenue	3,065	564	3,360	5,616	15	12,620

Total net financing revenue and other income	7,042	2,091	2,984	5,616	430	18,163
Impairment of goodwill and other intangible assets	—	—	—	—	840	840
Other noninterest expense	6,405	1,671	2,568	3,990	461	15,095

Income (loss) before income tax expense	637	420	416	1,626	(871)	2,228
Income tax (benefit) expense	(229)	112	(289)	499	10	103

Net income (loss)	$866	$308	$705	$1,127	($881)	$2,125

Total assets	$127,822	$25,588	$130,569	$13,424	($9,964)	$287,439

2005
Net financing revenue before provision for credit losses	$4,216	$1,563	$1,352	$—	$1,075	$8,206
Provision for credit losses	(313)	(102)	(626)	—	(33)	(1,074)
Other revenue	2,815	709	3,508	4,259	664	11,955

Total net financing revenue and other income	6,718	2,170	4,234	4,259	1,706	19,087
Impairment of goodwill and other intangible assets	—	—	—	—	712	712
Other noninterest expense	5,987	1,604	2,607	3,627	1,071	14,896

Income before income tax expense	731	566	1,627	632	(77)	3,479
Income tax expense (benefit)	259	158	606	215	(41)	1,197

Net income (loss)	$472	$408	$1,021	$417	($36)	$2,282

Total assets	$165,139	$27,285	$118,608	$12,624	($3,099)	$320,557

2004
Net financing revenue before provision for credit losses	$5,838	$1,602	$2,429	$—	$797	$10,666
Provision for credit losses	(814)	(145)	(978)	—	(16)	(1,953)
Other revenue	2,239	601	2,427	3,983	618	9,868

Total net financing revenue and other income	7,263	2,058	3,878	3,983	1,399	18,581
Noninterest expense	5,972	1,491	2,371	3,497	994	14,325

Income before income tax expense	1,291	567	1,507	486	405	4,256
Income tax expense	365	152	603	157	85	1,362

Net income	$926	$415	$904	$329	$320	$2,894

Total assets	$192,250	$31,291	$93,941	$11,744	($5,184)	$324,042

(a)	North American Operations consist of automotive financing in the U.S. and Canada and corporate activities. International Operations consist of automotive financing and full service leasing in all other countries and Puerto Rico through March 31, 2006. Beginning April 1, 2006, Puerto Rico is included in North American Operations.
(b)	Amounts includes intra-segment eliminations between the North American Operations and International Operations.
(c)	Represents our Commercial Finance business, Capmark, certain corporate activities and reclassifications and elimination between the reporting segments. The financial results for 2006 reflect our approximately 21% equity interest in Capmark commencing March 23, 2006, while the 2005 financial results represent Capmark as wholly owned. At December 31, 2006, total assets were $5.4 billion for the Commercial Finance business, and ($15.4) billion in reclassifications and eliminations.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

Information concerning principal geographic areas was as follows:

		Long-lived
Year ended December 31, ($ in millions)	Revenue (a)	assets (b)

2006
Canada	$2,304	$8,447
Europe	2,213	2,357
Latin America	957	138
Asia-Pacific	194	201

Total foreign	5,668	11,143
Total domestic	12,495	13,620

Total	$18,163	$24,763

2005
Canada	$1,881	$7,784
Europe	2,285	2,740
Latin America	947	121
Asia-Pacific	302	201

Total foreign	5,415	10,846
Total domestic	13,672	22,119

Total	$19,087	$32,965

2004
Canada	$1,552	$5,908
Europe	2,127	2,193
Latin America	768	86
Asia-Pacific	309	265

Total foreign	4,756	8,452
Total domestic	13,825	19,475

Total	$18,581	$27,927

(a)	Revenue consists of total net financing revenue and other income as presented in our Consolidated Statement of Income.
(b)	Consists of net operating leases assets and net property and equipment.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

 23 Guarantees, Commitments, Contingencies and Other Risks

Guarantees
Guarantees are defined as contracts or indemnification agreements that contingently require us to make payments to third parties based on changes in an underlying agreement that is related to a guaranteed party. The following summarizes our outstanding guarantees made to third parties, including Capmark for 2005, which has been classified as assets held for sale in our Consolidated Balance Sheet, for the periods indicated:

	2006		2005
		Carrying value		Carrying value
December 31, ($ in millions)	Maximum liability	of liability	Maximum liability	of liability

Agency/construction lending (a)	$—	$—	$847	$2
Standby letters of credit	161	7	135	3
Securitization and sales:
HLTV and international securitizations	108	—	205	1
Other (a)	—	—	2,113	19
Agency loan program	6,390	—	6,196	—
Guarantees for repayment of third-party debt	617	—	393	—
Repurchase guarantees	204	—	256	—
Non-financial guarantees	233	—	—	—
Other guarantees	223	4	108	3

(a)	On March 23, 2006, GMAC sold approximately 79% of our equity in Capmark and subsequently recorded the remaining balance under the equity method. Prior to the sale, Capmark had a number of guarantees including agency/loan construction lending, agency/loans sold with recourse, and commercial mortgage securitizations.

Standby letters of credit — Our finance operations (primarily through our Commercial Finance Group) issues financial standby letters of credit to customers that represent irrevocable guarantees of payment of specified financial obligations (typically to client’s suppliers). In addition, our ResCap operations issues financial standby letters of credit as part of its warehouse and construction lending activities. Expiration dates on the letters of credit range from 2006 to ongoing commitments and are generally collateralized by assets of the client (trade receivables, cash deposits, etc.).

High loan-to-value (HLTV) and international securitizations — Our ResCap operations have entered into agreements to provide credit loss protection for certain HLTV and international securitization transactions. The maximum potential obligation for certain agreements is equal to the lesser of a specified percentage of the original loan pool balance or a specified percentage of the current loan pool balance. We are required to perform on our guaranty obligation when the bond insurer makes a payment under the bond insurance policy. We pledged mortgage loans held for sale totaling $60 million and $53 million and cash of $9 million and $43 million as collateral for these obligations as of December 31, 2006 and 2005, respectively. For certain other HLTV securitizations, the maximum obligation is equivalent to the pledged collateral amount. We pledged mortgage loans held for sale totaling $57 million and $70 million as collateral for these obligations as of December 31, 2006 and 2005, respectively. The event which will require us to perform on our guaranty obligation occurs when the security credit enhancements are exhausted and losses are passed through to over the counter dealers. The guarantees terminate the first calendar month during which the aggregate note amount is reduced to zero.

Agency loan program — Our ResCap operations deliver loans to certain agencies that allow streamlined loan processing and limited documentation requirements. In the event any loans delivered under these programs reach a specified delinquency status, we may be required to provide certain documentation or, in some cases, repurchase the loan or indemnify the investors for any losses sustained. Each program includes termination features whereby once the loan has performed satisfactorily for a specified period of time we are no longer obligated under the program. The maximum liability represents the principal balance for loans sold under these programs.

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

Repurchase guarantees — Our ResCap operations have issued repurchase guarantees to buyers of certain mortgage loans

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

whereby, if a closing condition or document deficiency is identified by an investor after the closing, we may be required to indemnify the investor if the loan becomes delinquent.

Non-financial guarantees — In connection with the sale of approximately 79% of our equity in Capmark, we were released from all financial guarantees related to the former GMAC Commercial Holdings business. Certain non-financial guarantees did survive closing, but are indemnified by Capmark for payment made or liabilities incurred by us in connection with these guarantees.

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

Our ResCap operations have guaranteed certain amounts related to servicing advances, set-aside letters and credit enhancement and performance guarantees.

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

Commitments
Financing Commitments
The contract amount and gain and loss positions of financial commitments were as follows:

	2006			2005
	Contract	Gain	Loss	Contract	Gain	Loss
December 31, ($ in millions)	amount	position	position	amount	position	position

Commitments to:
Originate/purchase mortgages or securities (a)	$14,248	$—	($48)	$16,560	$42	($4)
Sell mortgages or securities (a)	20,702	28	(1)	11,592	4	(28)
Remit excess cash flows on certain loan portfolios (b)	5,334	39	—	4,305	—	(39)
Sell retail automotive receivables (c)	21,500	—	—	33,000	—	—
Provide capital to equity method investees (d)	278	—	—	1,038	—	—
Fund construction lending (e)	352	—	—	2,387	—	—
Unused mortgage lending commitments (f)	9,019	—	—	16,097	—	—
Bank certificates of deposit	6,686	—	—	4,044	—	—
Unused revolving credit line commitments (g)	7,381	—	—	7,390	—	—

(a)	The fair value is estimated using published market information associated with commitments to sell similar instruments. Included as of December 31, 2006 and 2005 are commitments accounted for as derivatives with a contract amount of $37,082 and $25,670, a gain position of $28 and $46 and a loss position of $49 and $32, respectively.
(b)	Under certain residential mortgage purchase agreements, we are committed to remitting to its shared execution partners’ cash flows that exceed a required rate of return less credit loss reimbursements to the mortgage originators. This commitment is accounted for as a derivative.
(c)	We have entered into agreements with third-party banks to sell automotive retail receivables in which we transfer all credit risk to the purchaser (whole loan sales).
(d)	We are committed to lend equity capital to certain private equity funds. The fair value of these commitments is considered in the overall valuation of the underlying assets with which they are associated.
(e)	We are committed to fund the completion of the development of certain lots and model homes up to the amount of the agreed upon amount per project.
(f)	The fair value of these commitments is considered in the overall valuation of the related assets.
(g)	The unused portions of revolving lines of credit reset at prevailing market rates and, as such, approximate market value.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The mortgage lending and revolving credit line commitments contain an element of credit risk. Management reduces its credit risk for unused mortgage lending and unused revolving credit line commitments by applying the same credit policies in making commitments as it does for extending loans. We typically require collateral as these commitments are drawn.

Lease Commitments
Future minimum rental payments required under operating leases, primarily for real property, with noncancelable lease terms that expire after December 31, 2006, were as follows:

Year ended December 31, ($ in millions)

2007	$207
2008	168
2009	115
2010	90
2011	76
2012 and thereafter	212

Total minimum payment required	$868

Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $230 million, $224 million and $230 million in 2006, 2005 and 2004, respectively.

Contractual Commitments — We have entered into multiple agreements for information technology, marketing and advertising, and voice and communication technology and maintenance. Many of the agreements are subject to variable price provisions, fixed or minimum price provisions, and termination or renewal provisions. Future payment obligations under these agreements totaled $1,093 million and are due as follows: $322 million in 2007, $440 million in 2008 and 2009, $246 million in 2010 and 2011, and $85 million after 2012.

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

The following table presents an analysis of activity in unearned service revenue.

Year ended December 31, ($ in millions)	2006	2005

Balance at beginning of year	$3,159	$2,723
Written service contract revenue	1,209	1,345
Earned service contract revenue	(1,207)	(909)

Balance at end of year	$3,161	$3,159

Legal Contingencies
We are subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against us.

We are named as defendants in a number of legal actions and are, from time to time, involved in governmental proceedings arising in connection with our various businesses. Some of the pending actions purport to be class actions. We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. Based on information currently available, advice of counsel, available insurance coverage and established reserves, it is the opinion of management that the eventual outcome of the actions against us will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Other Contingencies
We are subject to potential liability under various other exposures including tax, non-recourse loans, self-insurance and other miscellaneous contingencies. We establish reserves for these contingencies when the item becomes probable and the costs can be reasonably estimated. The actual costs of resolving these items may be substantially higher or lower than the amounts reserved for any one item. Based on information currently available, it is the opinion of management that the eventual outcome of these items will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Other Risks
Loans Sold with Recourse
Our outstanding recourse obligations were as follows:

December 31, ($ in millions)	2006	2005

Loans sold with recourse	$800	$5,622
Maximum exposure on loans sold with recourse (a):
Full exposure	189	976
Limited exposure	58	142

Total exposure	$247	$1,118

(a)	Maximum recourse exposure is net of amounts reinsured with third parties totaling $1 and $1 at December 31, 2006 and 2005, respectively. Loss reserves, included in Accrued expenses and other liabilities on our Consolidated Balance Sheet, related to loans sold with recourse totaled $0 and $11 at December 31, 2006 and 2005, respectively.

Concentrations
Our primary business is to provide vehicle financing for GM products to GM dealers and their customers. Wholesale and dealer loan financing relates primarily to GM dealers, with collateral consisting of primarily GM vehicles (for wholesale) and GM

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

dealership property (for loans). For wholesale financing, we are also provided further protection by GM factory repurchase programs. Retail installment contracts and operating lease assets relate primarily to the secured sale and lease, respectively, of vehicles (primarily GM). Any protracted reduction or suspension of GM’s production or sale of vehicles, resulting from a decline in demand, work stoppage, governmental action or any other event, could have a substantial adverse effect on us. Conversely, an increase in production or a significant marketing program could positively impact our results.

The majority of our finance receivables and loans and operating lease assets are geographically diversified throughout the United States. Outside the United States, finance receivables and loans and operating lease assets are concentrated in Canada, Germany, the United Kingdom, Italy, Australia, Mexico and Brazil.

Our Insurance operations have a concentration of credit risk related to loss and loss adjustment expenses and prepaid reinsurance ceded to certain state insurance funds. Michigan insurance law and our large market share in North Carolina, result in credit exposure to the Michigan Catastrophic Claims Association and the North Carolina Reinsurance Facility totaling $909 million and $782 million at December 31, 2006 and 2005, respectively.

We originate and purchase residential mortgage loans that have contractual features that may increase our exposure to credit risk and thereby result in a concentration of credit risk. These mortgage loans include loans that may subject borrowers to significant future payment increases, create the potential for negative amortization of the principal balance or result in high loan-to-value ratios. These loan products include interest only mortgages, option adjustable rate mortgages, high loan-to-value mortgage loans and teaser rate mortgages. Our total loan production related to these products and our combined exposure related to these products recorded in finance receivables and loans and loans held for sale (unpaid principal balance) for the years ended and as of December 31, 2006 and 2005 is summarized as follows:

			Unpaid principal
	Loan production		as of
	for the year		December 31,
($ in millions)	2006	2005	2006	2005

Interest only mortgages	$48,335	$43,298	$22,416	$19,361
Option adjustable rate mortgages	18,308	5,077	1,955	1,114
High loan-to-value (100% or more) mortgages	8,768	6,610	11,978	13,364
Below market initial rate (teaser) mortgages	257	537	192	411

•	Interest-only mortgages — Allow interest-only payments for a fixed period of time. At the end of the interest-only period, the loan payment includes principal payments and increases significantly. The borrower’s new payment, once the loan becomes amortizing (i.e., includes principal payments), will be greater than if the borrower had been making principal payments since the origination of the loan.

•	Option adjustable rate mortgages — Permit a variety of repayment options. The repayment options include minimum, interest-only, fully amortizing 30-year and fully amortizing 15-year payments. The minimum payment option sets the monthly payment at the initial interest rate for the first year of the loan. The interest rate resets after the first year, but the borrower can continue to make the minimum payment. The interest-only option sets the monthly payment at the amount of interest due on the loan. If the interest-only option payment would be less than the minimum payment, the interest-only option is not available to the borrower. Under the fully amortizing 30-year and 15-year payment options, the borrower’s monthly payment is set based on the interest rate, loan balance and remaining loan term.

•	High loan-to-value mortgages — Defined as first-lien loans with loan-to-value ratios in excess of 100% or second-lien loans that when combined with the underlying first-lien mortgage loan result in a loan-to-value ratio in excess of 100%.

•	Below market rate (teaser) mortgages — Contain contractual features that limit the initial interest rate to a below market interest rate for a specified time period with an increase to a market interest rate in a future period. The increase to the market interest rate could result in a significant increase in the borrower’s monthly payment amount.

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

Capital Requirements
Various of our international subsidiaries are subject to regulatory and other requirements of the jurisdictions in which they operate. These entities operate either as a bank or a regulated finance company in the local market. The regulatory restrictions primarily dictate that these subsidiaries meet certain minimum capital requirements, restrict dividend distributions and require that some

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

assets be restricted. To date, compliance with these various regulations has not had a materially adverse effect on our financial position, results of operations or cash flows. Total assets in these entities approximated $15.5 billion and $12.9 billion as of December 31, 2006 and 2005, respectively.

GMAC Bank, which provides services to both the Automotive and ResCap operations, is licensed as an industrial bank pursuant to the laws of Utah and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC). GMAC is required to file periodic reports with the FDIC concerning its financial condition. Assets in GMAC Bank totaled $20.2 billion at December 31, 2006. As of December 31, 2005, certain depository institution assets were held at a Federal savings bank that was wholly-owned by ResCap. Effective November 22, 2006, substantially all of these federal savings bank assets and liabilities were transferred at book value to GMAC Bank. Total assets of these institutions at December 31, 2005, approximated $16.9 billion.

As of December 31, 2006, we have met all regulatory requirements and were in compliance with the minimum capital requirements.

On June 24, 2005, we entered into an operating agreement with GM and ResCap, the holding company for our residential mortgage business, to create separation between GM and ourselves, on the one hand, and ResCap, on the other. The operating agreement restricts ResCap’s ability to declare dividends or prepay subordinated indebtedness to us. As a result of these arrangements, ResCap has obtained investment grade credit ratings for its unsecured indebtedness that are separate from our ratings. This operating agreement was amended on November 27, 2006, and again on November 30, 2006, in conjunction with the Sale Transactions. Among other things, these amendments removed GM as a party to the agreement.

The restrictions contained in the ResCap operating agreement include the requirements that ResCap’s member’s equity be at least $6.5 billion for dividends to be paid. If ResCap is permitted to pay dividends pursuant to the previous sentence, the cumulative amount of such dividends may not exceed 50% of our cumulative net income (excluding payments for income taxes from our election for federal income tax purposes to be treated as a limited liability company), measured from July 1, 2005, at the time such dividend is paid. These restrictions will cease to be effective if ResCap’s member’s equity has been at least $12 billion as of the end of each of two consecutive fiscal quarters or if we cease to be the majority owner. In connection with the Sale Transactions, GM was released as a party to this operating agreement, but it remains in effect between ResCap and us. At December 31, 2006, ResCap had consolidated equity of approximately $7.7 billion.

GMAC Insurance is subject to certain minimum aggregated capital requirements, restricted net assets, and restricted dividend distributions under applicable state insurance law, the National Association of Securities Dealers, the Financial Services Authority in England, the Office of the Superintendent of Financial Institution of Canada and the National Insurance and Bonding Commission of Mexico. To date, compliance with these various regulations has not had a materially adverse effect on our financial condition, results of operations or cash flows.

Under the various state insurance regulations, dividend distributions may be made only from statutory unassigned surplus, and the state regulatory authorities must approve such distributions if they exceed certain statutory limitations. Based on the December 31, 2006 statutory policyholders’ surplus, the maximum dividend that could be paid by the insurance subsidiaries over the next twelve months without prior statutory approval approximates $303 million.

 24 Restatement of the Financial Statements

Subsequent to the issuance of our Consolidated Financial Statements for the year ended December 31, 2005, management concluded that our hedge accounting documentation and hedge effectiveness assessment methodologies related to particular hedges of callable fixed rate debt instruments funding our North American automotive operations did not satisfy the requirements of SFAS 133. One of the requirements of SFAS 133 is that hedge accounting is appropriate only for those hedging relationships for which a company has a sufficiently documented expectation that such relationships will be highly effective in achieving offsetting changes in fair values attributable to the risk being hedged at the inception of the hedging relationship. To determine whether transactions continue to satisfy this requirement, companies must periodically assess the effectiveness of hedging relationships both prospectively and retrospectively.

Management determined that hedge accounting treatment should not have been applied to these hedging relationships. As a result, we should not have recorded any adjustments on the debt instruments included in the hedging relationships related to changes in fair value due to movements in the designated benchmark interest rate. Accordingly, we have restated our Consolidated Financial Statements for the years ended December 31, 2005 and 2004 from the amounts previously reported to remove such recorded adjustments on these debt instruments from our reported interest expense during the affected years. The elimination of hedge accounting treatment introduces increased funding cost volatility in our restated results. The changes in the fair value of fixed rate debt previously recorded were affected by changes in the designated benchmark interest rate (LIBOR). Prior to the restatement, adjustments to record increases in the value of this debt occurred in periods when interest rates declined, and adjustments to record decreases in value were made in periods when interest rates rose. As a result, changes in the benchmark interest rates caused volatility in the debt’s fair value adjustments that were recognized in our historical earnings, which were mitigated by the changes in the value of the interest rate swaps in the hedge relationships. The interest rate swaps,

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

which economically hedge these debt instruments continue to be recorded at fair value with changes in fair value recorded in earnings. We are also correcting certain other out-of-period errors, which were deemed immaterial, individually and in the aggregate, in the periods in which they were originally recorded and identified. These items relate to transactions involving certain transfers of financial assets, valuations of certain financial instruments, amortization of unearned income on certain products, income taxes and other inconsequential items. Because of this derivative restatement, we are correcting these amounts to record them in the proper period. For the effect of the restatement on the quarterly financial data refer to Note 25 to our Consolidated Financial Statements.

The following table presents the effects of the restatement on the Consolidated Income Statement. Certain amounts in the previously reported columns have been reclassified to conform to the 2006 presentation. The most significant reclassifications relate to servicing fees; amortization and impairment of servicing rights; servicing asset valuation and hedge activities, net and gain on sale of mortgage and automotive loans, net, which were previously included in mortgage banking income and other income and are now reflected as separate components of total net financing revenue and other income.

	2005		2004
	Previously		Previously
Year ended December 31, ($ in millions)	reported	Restated	reported	Restated

Revenue
Consumer	$9,945	$9,943	$10,332	$10,316
Commercial	2,685	2,685	2,177	2,177
Loans held for sale	1,652	1,652	1,269	1,269
Operating leases	7,032	7,032	6,563	6,563

Total financing revenue	21,314	21,312	20,341	20,325
Interest expense	12,930	13,106	9,535	9,659

Net financing revenue before provision for credit losses	8,384	8,206	10,806	10,666
Provision for credit losses	1,085	1,074	1,953	1,953

Net financing revenue	7,299	7,132	8,853	8,713
Servicing fees	1,730	1,730	1,547	1,547
Amortization and impairment of servicing rights	(869)	(869)	(1,112)	(1,112)
Servicing asset valuation and hedge activities, net	61	61	243	243

Net loan servicing income	922	922	678	678
Insurance premiums and service revenue earned	3,762	3,762	3,528	3,528
Gain on sale of mortgage and automotive loans, net	1,656	1,656	1,347	1,347
Investment income	1,216	1,216	845	845
Other income	4,352	4,399	3,416	3,470

Total net financing revenue and other income	19,207	19,087	18,667	18,581
Expense
Depreciation expense on operating lease assets	5,244	5,244	4,828	4,828
Compensation and benefits expense	3,163	3,163	2,916	2,916
Insurance losses and loss adjustment expenses	2,355	2,355	2,371	2,371
Other operating expenses	4,134	4,134	4,205	4,210
Impairment of goodwill and other intangible assets	712	712	—	—

Total noninterest expense	15,608	15,608	14,320	14,325
Income before income tax expense	3,599	3,479	4,347	4,256
Income tax expense	1,205	1,197	1,434	1,362

Net income	$2,394	$2,282	$2,913	$2,894

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The following table presents the effects of the restatement on the Consolidated Balance Sheet:

	Previously
December 31, 2005 ($ in millions)	reported	Restated

Assets
Cash and cash equivalents	$15,424	$15,424
Investment securities	18,207	18,207
Loans held for sale	21,865	21,865
Assets held for sale	19,030	19,030
Finance receivables and loans, net of unearned income
Consumer	140,411	140,436
Commercial	44,574	44,574
Allowance for credit losses	(3,116)	(3,085)

Total finance receivables and loans, net	181,869	181,925
Investment in operating leases, net	31,211	31,211
Notes receivable from GM	4,565	4,565
Mortgage servicing rights	4,015	4,015
Premiums and other insurance receivables	1,873	1,873
Other assets	22,457	22,442

Total assets	$320,516	$320,557

Liabilities
Debt
Unsecured	$133,269	$133,560
Secured	121,138	121,138

Total debt	254,407	254,698
Interest payable	3,057	3,057
Liabilities related to assets held for sale	10,941	10,941
Unearned insurance premiums and service revenue	5,054	5,054
Reserves for insurance losses and loss adjustment expenses	2,534	2,534
Accrued expenses and other liabilities	18,381	18,224
Deferred income taxes	4,364	4,364

Total liabilities	298,738	298,872
Equity
Common stock and paid-in capital	5,760	5,760
Retained earnings	15,190	15,095
Accumulated other comprehensive income	828	830

Total equity	21,778	21,685

Total liabilities and equity	$320,516	$320,557

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The following table presents the effects of the restatement on the Consolidated Statement of Changes in Equity:

	2005		2004
	Previously		Previously
Year ended December 31, ($ in millions)	reported	Restated	reported	Restated

Common stock and paid-in capital
Balance at beginning of year	$5,760	$5,760	$5,641	$5,641
Increase in paid-in capital	—	—	119	119

Balance at end of year	5,760	5,760	5,760	5,760

Retained earnings
Balance at beginning of year	15,491	15,508	14,078	14,114
Net income	2,394	2,282	2,913	2,894
Dividends paid	(2,500)	(2,500)	(1,500)	(1,500)
Repurchase transaction	(195)	(195)	—	—

Balance at end of year	15,190	15,095	15,491	15,508

Accumulated other comprehensive income (loss)
Balance at beginning of year	1,166	1,168	517	518
Other comprehensive (loss) income	(338)	(338)	649	650

Balance at end of year	828	830	1,166	1,168

Total equity
Balance at beginning of year	22,417	22,436	20,236	20,273
Increase in paid-in capital	—	—	119	119
Net income	2,394	2,282	2,913	2,894
Dividends paid	(2,500)	(2,500)	(1,500)	(1,500)
Repurchase transaction	(195)	(195)	—	—
Other comprehensive (loss) income	(338)	(338)	649	650

Total equity at end of year	$21,778	$21,685	$22,417	$22,436

Comprehensive income
Net income	$2,394	$2,282	$2,913	$2,894
Other comprehensive (loss) income	(338)	(338)	649	650

Comprehensive income	$2,056	$1,944	$3,562	$3,544

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The following table presents the effects of the restatement on the Consolidated Statement of Cash Flows:

	2005		2004
	Previously		Previously
Year ended December 31, ($ in millions)	reported	Restated	reported	Restated

Operating activities
Net income	$2,394	$2,282	$2,913	$2,894
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,964	5,964	5,433	5,433
Goodwill impairment	712	712	—	—
Amortization and valuation adjustments of mortgage servicing rights	782	782	1,384	1,384
Provision for credit losses	1,085	1,074	1,953	1,953
Net gains on sales of finance receivables and loans	(1,695)	(1,741)	(1,312)	(1,332)
Net (gains) losses on investment securities	(104)	(104)	(52)	(52)
Capitalized interest income	(23)	(23)	(30)	(30)
Net change in:
Trading securities	(1,155)	(1,155)	614	614
Loans held for sale	(29,119)	(29,119)	(2,312)	(2,312)
Deferred income taxes	351	351	(118)	(118)
Interest payable	(290)	(290)	311	311
Other assets	(2,366)	(2,446)	2,468	2,426
Other liabilities	49	45	(2,800)	(2,875)
Other, net	315	568	1,011	1,167

Net cash (used in) provided by operating activities	(23,100)	(23,100)	9,463	9,463

Investing activities
Purchases of available for sale securities	(19,165)	(19,165)	(12,783)	(12,783)
Proceeds from sales of available for sale securities	5,721	5,721	3,276	3,276
Proceeds from maturities of available for sale securities	8,887	8,887	7,250	7,250
Net increase in finance receivables and loans	(96,028)	(96,028)	(125,183)	(125,183)
Proceeds from sales of finance receivables and loans	125,836	125,836	108,147	108,147
Purchases of operating lease assets	(15,496)	(15,496)	(14,055)	(14,055)
Disposals of operating lease assets	5,164	5,164	7,668	7,668
Change in notes receivable from GM	1,053	1,053	(1,635)	(1,635)
Purchases of mortgage servicing rights, net	(267)	(267)	(326)	(326)
Acquisitions of subsidiaries, net of cash acquired	(2)	(2)	9	9
Other, net	(1,549)	(1,549)	260	260

Net cash provided by (used in) investing activities	14,154	14,154	(27,372)	(27,372)

Financing activities
Net change in short-term debt	(9,970)	(9,970)	4,123	4,123
Proceeds from issuance of long-term debt	77,890	77,890	72,753	72,753
Repayments of long-term debt	(69,520)	(69,520)	(57,743)	(57,743)
Other financing activities	6,168	6,168	4,723	4,723
Dividends paid	(2,500)	(2,500)	(1,500)	(1,500)

Net cash provided by financing activities	2,068	2,068	22,356	22,356

Effect of exchange rate changes on cash and cash equivalents	(45)	(45)	295	295

Net (decrease) increase in cash and cash equivalents	(6,923)	(6,923)	4,742	4,742
Cash and cash equivalents at beginning of year	22,718	22,718	17,976	17,976

Cash and cash equivalents at end of year	$15,795	$15,795	$22,718	$22,718

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

  25 Quarterly Financial Statements (unaudited)

The following tables present the quarterly results for 2006 and 2005, including the effects of the restatement on the applicable periods. For further details on the restatement refer to Notes 1 and 24 to these Consolidated Financial Statements.

	First quarter		Second quarter		Third quarter				Fourth quarter
2006	Previously		Previously		Previously
($ in millions)	reported	Restated	reported	Restated	reported		Restated

Net financing revenue before provision for credit losses	$2,140	$1,891	$1,908	$1,743	$1,691		$2,033		$1,876
Provision for credit losses	(135)	(166)	(285)	(268)	(486)		(503)		(1,063)
Other revenue	2,911	2,899	3,542	3,522	3,083		3,015		3,184

Total net financing revenue and other income	4,916	4,624	5,165	4,997	4,288		4,545		3,997
Noninterest expense	3,928	3,907	3,835	3,850	4,542		4,535		3,643

Income (loss) before income tax expense	988	717	1,330	1,147	(254)		10		354
Income tax expense (benefit)	316	222	430	360	70		183		(662	)(b)

Net income (loss)	$672	$495	$900	$787	($324	)(a)	($173	)(a)	$1,016

(a)	Decline in third quarter 2006 net income primarily relates to goodwill impairment taken at our Commercial Finance business. Refer to Note 11 to our Consolidated Financial Statements for further details.
(b)	Effective November 28, 2006, GMAC, along with certain U.S. subsidiaries, became disregarded or pass-through entities for U.S. federal income tax purposes. Due to our change in tax status, a net deferred tax liability was eliminated through income tax expense totaling $791 million.

	First quarter		Second quarter		Third quarter		Fourth quarter
2005	Previously		Previously		Previously		Previously
($ in millions)	reported	Restated	reported	Restated	reported	Restated	reported	Restated

Net financing revenue before provision for credit losses	$2,187	$2,015	$2,267	$2,510	$2,004	$1,861	$1,926	$1,820
Provision for credit losses	(329)	(313)	(201)	(217)	(385)	(385)	(170)	(159)
Other revenue	2,841	2,859	2,784	2,805	3,288	3,274	2,995	3,017

Total net financing revenue and other income	4,699	4,561	4,850	5,098	4,907	4,750	4,751	4,678
Noninterest expense	3,596	3,574	3,638	3,613	3,856	3,854	4,518	4,567

Income before income tax expense	1,103	987	1,212	1,485	1,051	896	233	111
Income tax expense (benefit)	375	363	396	511	376	324	58	(1)

Net income	$728	$624	$816	$974	$675	$572	$175 (a)	$112 (a)

(a)	Decline in fourth quarter 2005 net income primarily relates to goodwill impairments taken at our Commercial Finance business and Capmark. Refer to Note 11 to our Consolidated Financial Statements for further details.

Part III
GMAC LLC • Form 10-K

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures.

Based on management’s evaluation and solely because of the material weakness related to our controls over our application of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (SFAS 133) as described below, our Principal Executive and Principal Financial Officers each concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

Material Weakness in Internal Control over Financial Reporting
A material weakness is a control deficiency or a combination of control deficiencies that result in a more than remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

As a result of a recent review of our hedge documentation for certain fair value hedges, management concluded that such documentation and hedge effectiveness assessment methodologies related to particular hedges of callable fixed rate debt instruments funding our North American automotive finance operations did not satisfy the requirements of SFAS 133. One of the requirements of SFAS 133 is that hedge accounting is appropriate only for those hedging relationships for which a company has a sufficiently documented expectation that such relationships will be highly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged at the inception of the hedging relationship. To determine whether transactions continue to satisfy this requirement, companies must periodically assess and document the effectiveness of hedging relationships both prospectively and retrospectively.

Management determined that hedge accounting treatment should not have been applied to these hedging relationships. As a result, we should not have recorded any adjustments on the debt instruments included in the hedging relationships related to changes in fair value due to movements in the designated benchmark interest rate. As such, we determined that our controls over the documentation and effectiveness assessment of SFAS 133 were not sufficiently designed or implemented to ensure that SFAS 133 was properly applied and continued to be applicable to these hedging relationships.

Restatement of Financial Statements
Accordingly, we have restated our historical consolidated financial statements for the years ended December 31, 2005 and 2004 from the amounts previously reported to remove such recorded adjustments on these debt instruments from our reported interest expense during the affected years. The elimination of hedge accounting treatment introduces increased funding cost volatility in our restated results. The changes in the fair value of fixed rate debt previously recorded were affected by changes in the designated benchmark interest rate (LIBOR). Prior to the restatement, adjustments to record increases in the value of this debt occurred in periods when interest rates declined, and adjustments to record decreases in value were made in periods when interest rates rose. As a result, changes in the benchmark interest rates caused volatility in the debt’s fair value adjustments that were recognized in our historical earnings, which were mitigated by the changes in the value of the interest rate swaps in the hedge relationships. The interest rate swaps, which economically hedge these debt instruments, continue to be recorded at fair value with changes in fair value recorded in earnings.

Remediation of Material Weakness in Internal Control over Financial Reporting
In order to address this material weakness in our internal control over financial reporting, we are working to design and implement enhanced controls to ensure future applications of hedge accounting for similar transactions satisfy the initial and periodic documentation as well as the hedge effectiveness assessment requirements of SFAS 133. We will monitor, evaluate and test the operating effectiveness of these controls on a go forward basis.

Changes in Internal Control over Financial Reporting
In the fourth quarter of 2006, General Motors sold a 51% interest in GMAC to FIM Holdings LLC. As result of the transaction, GMAC LLC has established a new governance structure with a new board of members and independent audit committee.

There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

GMAC LLC • Form 10-K

Item 10. Directors, Executive Officers and Corporate Governance
The following table presents information regarding directors, executive officers and other significant employees of GMAC as of December 31, 2006.

Name	Age	Position

T. K. Duggan	55	Director (Chairman of Audit Committee)
Douglas A. Hirsch	44	Director (Member of Audit Committee)
Robert W. Scully	56	Director
J. Ezra Merkin	53	Director (Chairman of the Board)
Mark A. Neporent	49	Director
Lenard B. Tessler	54	Director
Frank W. Bruno	41	Director
Seth P. Plattus	45	Director
Michael S. Klein	43	Director
G. Richard Wagoner, Jr.	53	Director
Frederick A. Henderson	48	Director
Mark R. LaNeve	47	Director
Walter G. Borst	45	Director
Eric A Feldstein	47	Chief Executive Officer
William F. Muir	52	President
Sanjiv Khattri	42	Executive Vice President and Chief Financial Officer
Bruce J. Paradis	58	Executive Vice President, ResCap
Barbara J. Stokel	54	Executive Vice President, North American Operations
Mark F. Bole	43	Executive Vice President, International Operations
William B. Solomon, Jr.	53	Group Vice President, General Counsel
Cherri M. Musser	55	Group Vice President and Chief Information Officer
David C. Walker	46	Group Vice President, Global Borrowings
Linda K. Zukauckas	45	Vice President and Corporate Controller
Cathy L. Quenneville	47	Corporate Secretary

Directors
T. K. Duggan, Co-Founder and Managing Principal of Durham Asset Management. Mr. Duggan has 20 years of experience in the distressed securities industry and as a portfolio manager specializing in global, event-driven distressed debt and special situations. His prior experience (1988-2004) includes founder of the Investment Banking, Institutional Research and Sales & Trading departments of The Delaware Bay Company, distressed securities boutique, becoming Chairman and CEO in 1996, directing the firm’s research, sales and trading efforts until 2004. Previously he was Director of Bank Debt Trading at R. D. Smith & Co (1986-1988), Generalist Investment Banker at Kidder Peabody & Co (1983-1986) and Senior Accountant, Price Waterhouse (1976-1980). Mr. Duggan has a Masters of Business Administration (MBA) from Harvard University and a BS in Business Administration from the University of Southern Mississippi.

Douglas A. Hirsch, Founder and Managing Partner of Seneca Capital. Seneca Capital is a $3 billion event-driven investment partnership that commenced in 1996. Seneca is the successor fund to Smith New Court’s event-driven department that Mr. Hirsch started in 1990. While managing this department (the firm’s most profitable area), Mr. Hirsch served on Smith New Court’s Executive Committee and as a member of the Board of Directors from 1993 through 1995, at which time Merrill Lynch acquired the firm. From 1988 to 1989 Mr. Hirsch was an analyst at Kaufman, Alsberg & Co.; he began his career working for John Mulheren from 1986 to 1988 at Jamie Securities. In 2004 Mr. Hirsch became a Director of Greenlight Capital Offshore, Ltd. and Greenlight Masters Offshore, Ltd. He joined the GMAC Board in 2006. Mr. Hirsch is a 1985 graduate of Dartmouth College. He is co-founder and co-chairman of the Ira Sohn Investment Research Conference, an annual event that benefits the Tomorrows Children’s Fund, a charity devoted to pediatric cancer research and care. He is also on the Honorary Board of Directors for The Catalog for Giving of New York City.

Robert W. Scully, Co-President, Morgan Stanley. Mr. Scully was appointed Co-President of Morgan Stanley in February 2006 and is

GMAC LLC • Form 10-K

responsible for Asset Management, Discover and Morgan Stanley’s expanding private equity business. Previously, Mr. Scully served as Chairman of Global Capital Markets and Vice Chairman of Investment Banking from September 1999 to February 2006. In that role, Mr. Scully was responsible for managing relationships with major clients in a broad range of industries including information technology, telecom equipment, automotive and financial sponsor organizations. Mr. Scully received his bachelor’s degree from Princeton University in 1972 and an MBA from Harvard Business School in 1977. Mr. Scully serves on the Board of Directors of the Global Fund for Children and the Board of Trustees of the International Center of Photography, and is a member of the New York Advisory Board of Teach for America.

J. Ezra Merkin, GMAC Chairman Managing partner of Gabriel Capital Group and its predecessor firm since 1985. He manages approximately five billion dollars in family hedge funds. Mr. Merkin graduated from Columbia College and Harvard Law School. He is a Trustee and the Chair of the Investment Committees of Yeshiva University and of the UJA/Federation of New York. In addition, he is a Trustee of Carnegie Hall in New York, the Beyeler Foundation and Museum in Basel, Switzerland, and of the Gruss Foundation. He is a member of the Board of Visitors of Columbia College in New York and a Governor of the Levy Economics Institute of Bard College in Annandale-on-Hudson, New York. He serves as President of the Fifth Avenue Synagogue and Vice Chairman of the Ramaz School, both in New York.

Mark A. Neporent, Chief Operating Officer and Senior Managing Director, Cerberus. Mr. Neporent joined the Management Company in 1998 from Schulte Roth & Zabel LLP, a New York City-based law firm, where he was a partner in the firm’s Business Reorganization and Finance Group doing extensive work on behalf of the Management Company. Mr. Neporent has over 20 years of experience in the distressed securities, bankruptcy and high-yield finance business. He is a 1979 graduate of Lehigh University and a 1982 graduate of Syracuse University College of Law.

Lenard B. Tessler, Managing Director, Cerberus. Mr. Tessler joined the Cerberus Companies in 2001. Prior to joining the Cerberus Companies, Mr. Tessler served as managing partner of TGV Partners, a private equity firm that he founded. Mr. Tessler served as Chairman of the Board of Empire Kosher Poultry, Inc., from 1994 to 1997, after acting as its President and Chief Executive Officer from 1992 to 1994. Before founding TGV Partners, Mr. Tessler was a founding partner of Levine, Tessler, Leichtman & Co., a leveraged buy-out firm formed in 1987. From 1982 to 1987, he was a founder, director and Executive Vice President of Walker Energy Partners, and he subsequently acted as an independent financial consultant to financially troubled companies in the oil and gas industry. Prior thereto, Mr. Tessler practiced accounting in New York specializing in tax. Mr. Tessler is a 1973 graduate of the University of Miami. He received his MBA in 1975 from Farleigh Dickinson University.

Frank W. Bruno, President Cerberus Global Investments LLC and Managing Director since January 2002. Mr. Bruno is responsible for managing the European and Asian businesses for Cerberus, as well as its global activities in the financial services sector. Mr. Bruno was previously employed at Merrill Lynch, Weber Management Consultants and the Bank of Tokyo, Ltd. Mr. Bruno is a graduate of Cornell University and received his MBA from the University of Pennsylvania (Wharton School).

Seth P. Plattus, Senior Managing Director, and the Chief Administrative Officer and Co-General Counsel of Cerberus Capital Management, L.P. Mr. Plattus joined Cerberus in 1994 as one of its first investment professionals. Prior to joining Cerberus, Mr. Plattus was at The Blackstone Group where from 1990 to 1994 he worked on the firms’ principal investments and represented debtors and creditor committees in restructurings and reorganizations. From 1986 to 1990, Mr. Plattus was a mergers and acquisitions attorney at the law firm of Skadden, Arps, Slate, Meagher & Flom. Mr. Plattus is a 1983 graduate of Cornell University. He earned a J.D. in 1986 from the University of Pennsylvania Law School.

Michael S. Klein, Co-President of Global Corporate and Investment Banking, Citigroup. Mr. Klein is a member of both the Management Committee of Citigroup and the Planning Group of the Global Corporate and Investment Bank. He also serves as the Vice Chairman of Citigroup International PLC. Prior to his current position, he was CEO of the Global Corporate and Investment Bank for Europe, the Middle East and Africa (EMEA). He has also held the positions of Chief Executive Officer of the Citigroup Corporate and Investment Bank, Europe, and Co-Head of Global Investment Banking for Salomon Smith Barney, a member of Citigroup from 2000 to 2003. Mr. Klein joined the Mergers & Acquisitions group of Salomon Brothers after graduating cum laude from the Wharton School of Business. He has also served on the Board of Directors of HIS Inc. since December 1, 2003. Since 1987, and prior to becoming Co-Head of the Global Investment Bank, he has been responsible for the Firm’s Global Financial Entrepreneurs and Private Equity Groups. He has been a member of both the Investment Bank’s Global Management Committee and Commitment Committees since 1995.

G. Richard Wagoner, Jr., Director from November 1992 to July 1994 and since November 1998. Mr. Wagoner was elected GM chairman and chief executive officer on May 1, 2003. Mr. Wagoner has been GM’s president and chief executive officer since June 2000. Mr. Wagoner was elected president and chief operating officer of GM in 1998 and had been executive vice president of GM and president of North American Operations since 1994. Mr. Wagoner received a bachelor’s degree in economics from Duke University in 1975 and an MBA from Harvard University in 1977. Mr. Wagoner is a member of the boards of trustees of Duke University and Detroit Country Day School, the Board of Dean’s Advisors of the Harvard Business School and the Board of Directors of Catalyst. He is chairman of the Society of Automotive Engineers’ A World In Motion Executive Committee and the Detroit Renaissance Executive Committee and a member of The Business Council and The Business Roundtable.

Frederick A. Henderson, Director since January 2006 and a member of the Audit Committee from January 2006 to November 2006. Mr. Henderson became vice chairman and chief financial officer for GM

GMAC LLC • Form 10-K

on January 1, 2006. Prior to his promotion, Mr. Henderson was a GM group vice president and chairman of GM Europe, based in Zurich, Switzerland. Mr. Henderson is a member of GM’s Automotive Strategy Board and Automotive Product Board. Mr. Henderson earned a bachelor of business administration degree with high distinction from the University of Michigan in 1980, with an emphasis in accounting and finance. He also received an MBA from Harvard Business School in 1984, where he graduated as a George F. Baker Scholar.

Mark R. LaNeve, Director since May 2005. Mr. LaNeve was appointed General Motors North America vice president of vehicle sales, service and marketing on March 1, 2005. He had served as GM North America vice president of marketing and advertising since September 1, 2004. In May 2001 Mr. LaNeve was named general manager of Cadillac, returning to GM and Cadillac, where he began his career, following a stint as president and chief executive officer at Volvo Cars of North America, Inc. (VCNA). He left GM in 1997 to become vice president of marketing at VCNA. Mr. LaNeve holds a bachelor’s degree in business communications from the University of Virginia, where he was named to several academic All-American teams. Mr. LaNeve is heavily involved in groups supporting children with autism and other developmental disabilities.

Walter G. Borst, Director since February 2003 and a member of the Audit Committee from February 2003 to November 2006. Mr. Borst was named Treasurer of GM in February 2003. Prior to that, Mr. Borst was Executive Director of Finance and Chief Financial Officer for GM’s German subsidiary, Adam Opel AG, since October 2000. From 1997 to 2000, Mr. Borst served as assistant treasurer in the GM Treasurer’s Office. Mr. Borst joined GM in 1980. Mr. Borst received a bachelor’s degree in industrial administration with an emphasis in finance from General Motors Institute in 1985 and an MBA from Stanford University in 1987.

GMAC Executive Officers and Other Significant Employees
Eric A. Feldstein was named Chief Executive Officer of GMAC Financial Services in December 2006. Prior to that time, Mr. Feldstein had been GM Group Vice President and Chairman and Chief Executive Officer of General Motors Acceptance Corporation since November 2002. Mr. Feldstein became GM Treasurer in November 1997, and was elected a GM Vice President the following month. In June 2001 Mr. Feldstein was named to a broadened assignment as GM Vice President, Finance, and Treasurer. From March 1996 through October 1997, Mr. Feldstein served as Executive Vice President and Chief Financial Officer of GMAC and Chairman of the GMAC Mortgage Group. Prior to serving at GMAC, Mr. Feldstein served in various executive capacities since first joining GM in 1981. Mr. Feldstein received a bachelor’s degree in economics from Columbia University in 1981 and an MBA from Harvard Business School in 1985.

William F. Muir, President of GMAC since 2004, Chairman of GMAC Insurance Group since June 1999, and a member of the GMAC Commercial Finance LLC and GMAC Bank boards of directors since February 2002 and March 2004, respectively. Prior to that time, Mr. Muir served as executive vice president and Chief Financial Officer from February 1998 to 2004. From 1996 to 1998, Mr. Muir served as executive-in-charge of operations and then executive director of planning at Delphi Automotive Systems, a former subsidiary of GM. Prior to serving at Delphi Automotive Systems, Mr. Muir served in various executive capacities with GMAC since first joining us in 1992 and in a number of capacities with GM since joining the company in 1983.

Sanjiv Khattri, Executive Vice President and Chief Financial Officer of GMAC since March 2004. He is also a member of the Board of Directors of GMAC’s wholly-owned subsidiary, ResCap. Previously Mr. Khattri served as an assistant treasurer of GM, from January 2001 until March 2004, and as comptroller of sales, marketing and consumer care of GM’s Vauxhall subsidiary in the United Kingdom from March 2000 until January 2001. Mr. Khattri has been with GM and GMAC since 1989.

Bruce J. Paradis, Executive Vice President, ResCap. Mr. Paradis has been Chief Executive Officer of ResCap since August 2004. Mr. Paradis has been president and chief executive officer of our subsidiary Residential Funding Corporation since 1994. Mr. Paradis joined Residential Funding Corporation in 1983 and served in several executive positions prior to becoming president and chief executive officer of Residential Funding Corporation. Prior to joining Residential Funding Corporation, Mr. Paradis also held various positions with Mortgage Guaranty Insurance Corporation and First Federal Savings & Loan.

Barbara J. Stokel, Executive Vice President, North American Automotive Operations of GMAC since January 1, 2006. From 2004 to 2005, Ms. Stokel served as regional vice president of GMAC’s Eastern Region in North American Operations. Prior to that time, Ms. Stokel served in various executive capacities with GMAC since first joining GMAC in 1989 and in a number of capacities with GM since joining the company in 1974. Ms. Stokel received a bachelor degree in finance from Eastern Michigan University in 1974 and a Masters of Science at MIT in 1984.

Mark F. Bole, Executive Vice President, International Operations of GMAC since April 2005. Prior to becoming executive vice president of International Operations, Mr. Bole served as group vice president of our European operations since 2003. From 2001 to 2003, Mr. Bole served as vice president of our Asia Pacific operations. Prior to that time, Mr. Bole served as director of new markets and strategic initiatives for International Operations and has held other positions with us since joining us in 1985. Mr. Bole received a bachelor’s degree in finance from Michigan State University in 1985 and an MBA from Harvard Business School in 1989.

William B. Solomon, Jr., Group Vice President and General Counsel of GMAC since 1999. Prior to that time, he served as a practice area manager on the GM Legal Staff since 1997. Mr. Solomon joined GM as an attorney in 1988. Before joining the GM Legal Staff, Mr. Solomon was general counsel for Vixen Motor Company, regional attorney with Ford Motor Credit Company, and an appellate court law clerk. Mr. Solomon holds a Bachelor’s degree in political science from the University of Detroit, a Master’s Degree in political

GMAC LLC • Form 10-K

science from McMaster University (Hamilton, Ontario), and a Juris Doctorate from the University of Notre Dame.

Cherri M. Musser, Group Vice President and Chief Information Officer of GMAC since 2003. Previously, Ms. Musser served as the Process Information Officer of Supply Chain and OnStar for General Motors from May 2003 to September 2003 and as Information Officer for Order-To-Delivery/E-GM from 2000 to 2003. Prior to that time, Ms. Musser served in various executive capacities with GM. Prior to joining GM in 1996, Ms. Musser was vice president of worldwide research and development in the software division of Texas Instruments. Ms. Musser also served in various executive and management positions with Texas Instruments over a period of 20 years. Ms. Musser earned a bachelor’s degree in mathematics from Mississippi State University in 1973 and an MBA from Southern Methodist University in 1986.

David C. Walker, Group Vice President of Global Borrowings of GMAC since November 2006. From 2004 to October 2006, Mr. Walker served as the Chief Financial Officer of GMAC Mortgage Group. Prior to that time, Mr. Walker served as vice president and chief financial officer of mortgage operations from 2000 to March 2004. He was appointed director of U.S. funding and securitization in 1998 and as director of liability management in 1992. Mr. Walker joined GMAC in 1985.

Linda K. Zukauckas, Vice President and Corporate Controller of GMAC. Ms. Zukauckas has served as vice president and corporate controller of GMAC since September 2004 and as Chief Accounting Officer since May 2002. Prior to becoming Chief Accounting Officer, Ms. Zukauckas served as head of audit for GMAC from January 2000 until May 2002. Prior to joining GMAC, Ms. Zukauckas served Deutsche Bank from 1997 until January 2000, most recently as chief auditor of the global investment bank, and Price Waterhouse LLP (now PricewaterhouseCoopers LLP) from 1984 until 1997, most recently as senior manager.

Cathy Quenneville, Corporate Secretary of GMAC. Ms. Quenneville has served as Secretary of GMAC since 1997. She is also Secretary and an officer of GMAC Bank, GMAC Insurance, ResCap and GMAC Commercial Finance and certain of their respective subsidiaries. Ms. Quenneville served as Assistant Secretary from 1990 to 1997. From 1981 to 1990, she worked in GMAC’s Borrowings department. Ms. Quenneville joined GM in 1978 when she joined General Motors Information Systems Communications Activity.

There are no family relationships among any of the above-named directors or executive officers.

Code of Ethics Applicable to Senior Financial Officers
Before the closing of the Sale Transactions, the senior financial officers of GMAC and any other persons performing similar functions were subject to the General Motors code of ethics entitled “Winning with Integrity.” GMAC is currently developing its own code of ethics. Pending completion of development, senior financial officers of GMAC and any other persons performing similar functions continue to be subject to “Winning with Integrity.” The text has been posted on GMAC’s Internet website at www.gmacfs.com, under United States, Investor Relations, Corporate Governance. Any amendment to, or waiver from, a provision of “Winning with Integrity” that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be posted at this same Internet website location as required by applicable law.

Certain Corporate Governance Matters
Election of Directors — Our directors are elected pursuant to the terms of our Amended and Restated Limited Liability Company Operating Agreement, which was effective November 30, 2006, and is incorporated by reference into this Form 10-K as Exhibit 3.3. Refer to Item 13 “Certain Relationships and Related Transactions — Amended and Restated Limited Liability Company Operating Agreement,” for further details.

Audit Committee — We have established a separately-designated standing Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. Members currently include T. K. Duggan and Douglas A. Hirsch. Both members are “independent” as required by Rule 10A-3 of the Exchange Act and under applicable listing standards, and the GMAC Board has determined that both members are also qualified as “audit committee financial experts”, as defined by the SEC, and are financially literate.

Item 11. Executive Compensation

Compensation Committee Report
The GMAC Compensation and Leadership Committee has reviewed and discussed with GMAC management the Compensation Discussion and Analysis and, based on that discussion, recommended it to the GMAC Board of Managers (Board) for inclusion in this Form 10-K.

THE COMPENSATION AND LEADERSHIP COMMITTEE

Mark A. Neporent, Chair
Lenard B. Tessler
Frederick A. Henderson

Compensation Committee Process
GMAC’s executive compensation program is administered by the newly formed Compensation and Leadership Committee (the Committee) of our Board. The Committee consists of two Class A Managers, currently Messrs. Mark A. Neporent and Lenard B. Tessler, and one Class B Manager, currently Mr. Frederick A. Henderson. Mr. Neporent has been appointed Chair of the Committee. The Committee expects to meet a minimum of four times per year. The purpose of the Committee is to discharge the Board’s responsibilities relating to executive officer and senior executive compensation and employment benefit plans, policies and programs of GMAC, as well as the assessment, development and deployment of executive officer and senior executive talent, and, to

GMAC LLC • Form 10-K

the extent applicable, prepare annual reports on executive compensation as required by applicable rules and regulations. In carrying out its duties and responsibilities, the Committee may delegate certain administrative functions to GMAC management. Frederic W. Cook & Co. (Cook) has been appointed by the Committee to serve as its independent advisor. Cook reports directly to the Committee and provides on-going advice with respect to the plans and programs covering the senior executives, including our named executives, for which the Committee is responsible and undertakes no separate work for the management of GMAC.

Compensation Discussion and Analysis
New GMAC Compensation Program
Overview
As a result of the sale of a 51% interest in GMAC completed at November 30, 2006, the company operated under different compensation structures prior to and after the transaction closing. Prior to the transaction, the compensation structure for each of our named executive officers, other than Mr. Paradis, was established and maintained by GM and the GM Executive Compensation Committee. Prior to the sale, ResCap also maintained its own, separate compensation structure that applied to Mr. Paradis, which was subject to review and oversight by GM and the GM Executive Compensation Committee. Following the closing of the transaction, GMAC established a new compensation structure that is applicable to all GMAC named executive officers going forward. Accordingly, the following Compensation Discussion and Analysis section primarily reviews the new executive compensation programs at GMAC effective immediately after the transaction closing. In addition, information is provided on the former ResCap compensation plans applicable to Mr. Paradis for 2006. The GM compensation structure and philosophy is discussed in detail in its Proxy Statements filed with the SEC.

The Committee’s first meeting was held in December 2006, at which time it approved the new executive compensation program. The program includes metrics for a new annual incentive plan, long-term incentive and equity plans, a transition compensation program, the 2007 compensation of approximately 50 senior executives under its purview, including the five named executives for whom total compensation is disclosed in this Item 11, and employment agreements for Eric A. Feldstein, Chief Executive Officer, Sanjiv Khattri, Chief Financial Officer and William F. Muir, President. Our management participated in the development of the new and transition compensation programs and incentive plans. Mr. Feldstein made recommendations to the Committee for the 2007 compensation of senior executives below Messrs. Khattri and Muir. Compensation for Messrs. Feldstein, Khattri and Muir was developed by the Committee with the assistance of Cook and input of management. Cook also assisted in the development of new and transition compensation programs.

GMAC Compensation Philosophy
Our executive compensation program is designed to provide an attractive, competitive and motivational compensation program that allows us to hire, develop, retain and reward senior executives of outstanding ability and reflects a pay-for-performance compensation philosophy. Our compensation program includes base salary, annual cash incentives, long-term cash incentives and equity awards. We also provide benefit and perquisite programs to our executives. Promoting cooperation across business units is an important goal as we will seek to drive revenue growth through the cross selling of products amongst our business units. To this end, at least a portion of annual incentives and all of long-term incentives and equity awards covering senior executives are tied to the consolidated performance of GMAC. This is a significant departure from our former program, under which approximately half of our senior executives participated in GM’s incentive plans, while the other half participated in separate subsidiary annual and long-term incentive plans.

Our equity awards are subject to more stringent vesting and transferability restrictions than are typically found in publicly owned companies because our owners want management aligned with the same long-term commitment and terms of their investment in GMAC. Our owners expect superior returns on their investment in exchange for the risk and illiquidity of their investment, and they have provided an opportunity for management to share in these returns through an equity stake directly in GMAC for the first time. This serves to strengthen the performance characteristics of our new compensation program by providing a significant incentive for our senior executives to achieve and sustain high company performance over the long term.

We entered into employment agreements with Messrs. Feldstein, Khattri and Muir in order to retain their services through the negotiations of our sale and to provide continuing leadership under the new ownership structure.

Assessing GMAC Compensation Competitiveness
We benchmark our total annual cash compensation against other comparably sized global financial companies with whom we compete for business in the auto finance, mortgage finance, commercial finance and insurance markets. We secure competitive compensation information from several sources. For our named executives, the Committee has approved a peer group consisting of the 18 public financial companies listed below for the purpose of conducting competitive pay and performance analyses using publicly disclosed information in company proxy statements and annual financial reports:

Competitive peer group

• Aflac	• Loews
• American Express	• MetLife
• Bank of America	• J.P. Morgan Chase
• Capital One Financial	• Prudential Financial
• CIT Group	• UnumProvident
• Countrywide Financial	• U.S. Bancorp
• Genworth Financial	• Wachovia
• Golden West Financial	• Washington Mutual
• Hartford Financial Services	• Wells Fargo

GMAC LLC • Form 10-K

For our other senior executives, we have access to competitive compensation information for a larger frame of public and private financial companies through participation in third-party surveys. Our competitive philosophy is to target base salaries and employee benefits at median competitive levels and to set annual incentive targets to deliver above-median total annual cash compensation commensurate with achievement of above-median performance goals. If our annual performance goals are not achieved, annual incentives will be reduced or eliminated, and total annual cash compensation will be below median.

Individual equity and long-term cash incentive award amounts were not determined to achieve a target competitive position. Because we are privately owned, our long-term incentives are more difficult to value and compare to long-term incentives and stock-based awards granted by publicly owned companies. Instead, a total carried interest of 10% of the increase in value of GMAC in excess of the preferred return to certain of our investors, which is 10% compounded annually, has been set aside for awards of equity and/or long-term cash incentives to approximately 400 executives of the company. This is a competitive level of carried interest compared to other large financial companies. Of this amount, 6.8% has been awarded, leaving 3.2% for future awards. The principal criteria used for awarding equity and long-term cash incentives to senior executives include the importance of the position held by the executive to the long-term performance of GMAC, the past performance of the executive and an assessment of each executive’s potential for future advancement within our company.

Components of GMAC Compensation Program
Our compensation program consists of base salary, annual cash incentives, long-term cash incentives, equity awards, benefits and perquisites, which are the components of a competitive executive compensation program. Incentive plans promote our pay-for-performance compensation philosophy by providing an opportunity to earn additional compensation based on the achievement of corporate and business unit annual and longer term financial and strategic performance objectives. Offering a limited selection of perquisites, in many cases, enhances the ability of senior executives, including our named executives, to focus their time and energy on performing their duties and responsibilities and is a competitive practice enabling us to attract and retain senior executives of outstanding ability.

Base Salary
Base salaries are generally set at median competitive levels and recognize the individual skills, knowledge and experience of each executive in his or her current position. Although we will review salaries on an annual basis, we expect that salaries will be increased on a less frequent basis, especially at more senior levels where a larger portion of total annual compensation is in the form of annual incentives. For 2007, the salaries of our named executives were increased, as compared to 2006, to reflect the increase in their responsibilities resulting from the change in our ownership and to be competitive with the financial services industry.

Annual Incentives
Annual cash incentives are provided to reward the achievement of short-term GMAC and business unit performance goals. Target annual incentives are set in terms of dollar amounts that, in combination with base salary, provide a total annual cash compensation opportunity tied to financial and operational performance. For many senior executives, including our named executives, target annual incentives represent more than half of their annual compensation opportunity. For 2007, target annual incentives for our senior executives who were paid on the GM program, which includes our named executives other than Mr. Paradis, were increased to be competitive with opportunities provided in the financial services industry.

Annual incentives under the new compensation program will be administered on a pooled basis. Target annual incentive pools for corporate executives and the executives of each business unit will be formed at the start of each year equal to the sum of individual annual incentive targets. Target and threshold performance goals will be pre-established, also at the start of each year, for four or more performance metrics and assigned weightings that reflect the relative importance of the metric to overall performance. Each funding entity will use metrics most relevant to its business operations.

For corporate executives, including our named executives, 2007 performance goals and weightings have been set based on the 2007 financial budget approved by the Committee for the metrics listed below:

2007 Performance goals
Performance metric	Weighting

Net income	35%
Return on equity	20%
Operating expense/revenue	25%
Diversified revenues	20%

To promote cooperation and cross selling across business units, each business unit will have 25% of its annual incentive funding based on GMAC’s consolidated results and 75% on its own business unit’s results using similar performance metrics and weightings. Because long-term incentives are based 100% on GMAC corporate performance, we believe it is important for business unit executives to have most of their annual incentives correlated to their performance. The Committee has the flexibility to change performance metrics and weightings from year to year to ensure that the annual incentive plan appropriately reflects changing business conditions and needs.

Following year-end, the Committee will approve actual annual incentive pools based on a weighted-average composite performance score for corporate and each business unit. Performance below threshold will result in a zero payout. Performance at threshold up to target will result in a payout between 50% and 100% of target. Performance above target will result in an uncapped payout determined as two times the incentive leverage for performance between threshold and target. For

GMAC LLC • Form 10-K

example, if each percentage point of Return on Equity (ROE) performance above threshold up to target equates to another 10% of target pool funding, then each percentage point of ROE performance above target equates to another 20% of target pool funding. As a general principle, performance is measured after accrual of all incentive costs so that our incentive plans are self-funding. In terms of target attainment, GMAC establishes target incentive levels reflective of enhanced levels of performance, which if attained, would create value for its owners. While management believes attainment of target or near target performance is reasonable, such attainment could be unfavorably impacted by market factors such as the condition of the U.S. residential real estate market or the volume of US automotive vehicle sales.

Allocation of the available incentive pools to individual senior executives, including our named executives, will be determined on a discretionary basis based on evaluations of individual performance on key strategic objectives established by the Committee and other personal goals and objectives established annually under our performance management system, as well as on assessments of the relative value of each executive’s contributions to performance for the year. The Committee does not believe in formulaic annual incentives that automatically pay out to individuals. Payments to senior executives will be made in cash as soon as practical following approval by the Committee. GMAC does not intend to permit executives to voluntarily defer payment of annual incentives to a future date.

Long-Term Incentives
Long-term cash incentives provide senior executives, including our named executives, with an opportunity to share in the growth in value of GMAC in excess of the preferred return to certain of our investors, which is 10% compounded annually, over consecutive three-year performance periods, thereby aligning the interests of senior executives with the interests of GMAC’s owners. A new three-year long-term incentive award may be granted at the conclusion of the initial three-year performance period. The initial three-year performance period covers the years 2007 through 2009. The Committee believes that consecutive performance periods better support a focus on long-term performance and retention than annual overlapping performance periods.

The Long-Term Phantom Incentive Plan (LTIP) is designed to operate similar to a cash-based stock appreciation right (see Exhibit 10.5). Awards vest at the end of three years and are paid in cash as soon as practicable following the valuation of GMAC and a determination by the Committee of the amount that GMAC’s value has increased in excess of 10% compounded annually. As with annual incentives, we do not intend to permit executives to voluntarily defer payment of long-term incentives to a future date.

The LTIP is intended to provide a balance to annual incentives, which are geared to short-term performance goals and business unit performance. It is also the sole long-term incentive and retention vehicle for most of our executives. For senior executives, including our named executives, who also receive equity awards, the LTIP provides mid-term liquidity to balance the stringent transferability and liquidity provisions of equity awards.

Equity Awards
Similar to the LTIP, equity awards are valued based on the increase in value of GMAC after the closing date of the transaction in excess of the preferred return to certain of our investors, which is 10% compounded annually. Equity awards are in the form of a profits interest in GMAC that is awarded to a more select group of senior executives, including our named executives, who also participate in the LTIP. Because of limitations on the total number of holders of interests in GMAC, senior executives could not be awarded profit interests directly in GMAC. Instead, management’s profit interest is held by a management corporation, GMAC Management LLC, and awards to senior executives are in the form of restricted membership interests in GMAC Management LLC, under the Class C Membership Interests Plan (see Exhibit 10.8).

Equity awards are subject to pro rata annual vesting over five years. Half of each award vests over time based on continued service with GMAC. The other half vests based on annual GMAC performance under our new annual incentive program. Any annual performance-vesting portion that does not vest will carry forward and be eligible for vesting on a cumulative basis in a future year. This carry-forward feature was incorporated in the design of the plan because the Committee did not want an impediment to its ability to set stringent performance goals for earning annual incentives and vesting in equity awards. It is unlikely that senior executives will be granted additional equity awards beyond their initial grants unless they are promoted or otherwise assume additional responsibilities.

GMAC LLC • Form 10-K

The following table summarizes 2007 base salaries and target annual incentives for the GMAC named executives, as well as LTIP and equity award grants. As mentioned above, base salaries and target annual incentives were set to reflect the level of responsibilities for our named executives, which increased as a result of the change in our ownership, and to be competitive with the financial services industry. The LTIP and equity grants were determined based on the internal, relative importance of each executive to the long-term performance of GMAC.

		Target	2007-2009
		annual	LTIP	Equity
Name and principal position	Salary	incentive	awards (a)	awards (b)

Eric A. Feldstein Chief Executive Officer	$1,200,000	$1,800,000	0.125%	0.50%

Sanjiv Khattri Executive Vice President, Chief Financial Officer	$700,000	$900,000	0.050%	0.20%

William F. Muir President	$850,000	$1,150,000	0.075%	0.30%

Bruce Paradis Executive Vice President Chairman and CEO, ResCap	$390,000	$1,600,000	0.036%	0.18%

William B. Solomon, Jr. Group Vice President General Counsel	$375,000	$400,000	0.010%	0.05%

(a)	Long-term incentive plan award percentages granted for the performance period covering 2007 to 2009, expressed as a percentage of the increase in value of GMAC after the closing date of the transaction, in excess of 10% compounded annually. These amounts do not include grants related to the replacement of GM equity under the GM Long-Term Incentive Program, as described on page 134.
(b)	Equity awards granted expressed as a percentage of the increase in value of GMAC after the closing date of the transaction, in excess of 10% compounded annually.

Benefits and Perquisites
Our corporate senior executives, including our named executives except for Mr. Paradis, participated in the GM qualified and nonqualified defined benefit pension plans and 401(K) savings plan, which were designed to provide a competitive level of benefits as part of a competitive total compensation package. Accrued pension benefits under the defined benefit pension plans were frozen as of the date of our sale of November 30, 2006, and the liabilities remain with GM. Going forward, pension benefits were replaced with enhanced GMAC contributions under our 401(k) savings plan. For December 2006, employee contributions up to 6% of salary were matched 100% by GMAC under our qualified and non-qualified savings plans. In addition, a 2%-of-salary non-matching company contribution was made to the accounts of all eligible employees whether or not they are making contributions to the savings plans. Beginning with 2007 bonus payments made in 2008, the additional 2% non-matching company contribution will also apply to annual incentives earned in the year. The 401(k) plan also has the potential for a company contribution of up to 2% of salary based on GMAC’s annual performance.

Senior executives, including our named executives, have comparable perquisites to the former GM program, which include participation on a modified basis in the GM executive car program (cars will be provided on an annual basis), supplemental life insurance, personal umbrella liability insurance, and financial counseling as explained on page 138 and, for senior executives working in New York, parking in the office building.

Tax Implications
All of the compensation we will pay to our named executives will be tax deductible by us.

Employment Agreements
On November 30, 2006, Messrs. Feldstein, Khattri and Muir each entered into written employment agreements with terms expiring December 31, 2011 (see Exhibits 10.2, 10.3 and 10.4). Each agreement provides for an annual base salary, subject to increases at the discretion of the Board or the Committee, and an annual bonus under a plan established by GMAC based upon the achievement of performance targets and certain key measures. Each agreement further provides for long-term incentive compensation, the grant of equity awards, retention payments that relate to the sale by GM of a 51% interest in GMAC and severance payments in certain circumstances. For additional details with respect to these compensation components (other than severance), refer to the section of the CD&A, titled Components of GMAC Compensation Program, beginning on page 131. For additional details with respect to potential severance obligations, refer to the section titled Executive Compensation — Post Employment and Termination Benefits, beginning on page 147.

GMAC LLC • Form 10-K

GMAC Transition Program
Retention Bonus Plan
A retention bonus plan was developed and communicated to senior executives below Messrs. Feldstein, Khattri and Muir prior to the closing of the transaction to allay concerns about the impact of the change in ownership on senior executives’ future prospects with GMAC. On average, senior executives have retention bonuses equal to 30% of salaries in effect on August 1, 2006. All retention bonuses will vest and be payable in cash in four equal quarterly installments. The first installment was paid on February 28, 2007. If a participant is terminated by GMAC without cause, the remaining installments will be paid on their originally scheduled payment dates. Messrs. Feldstein, Khattri and Muir have separate retention bonuses under their employment agreements, which are $1,000,000, $500,000 and $700,000, respectively. Refer to page 133 in the section titled Employment Agreements for additional details on the employment agreements for Messrs. Feldstein, Khattri and Muir. The retention bonus for Mr. Solomon is $92,700. Mr. Paradis and the substantial majority of other ResCap executives do not participate in the retention plan.

Severance Program
Senior executives below Messrs. Feldstein, Khattri and Muir who are terminated by GMAC without cause within 18 months of the transaction closing date will be eligible for severance if they sign a general release and non-compete agreement. Messrs. Feldstein, Khattri and Muir have separate severance arrangements under their employment agreements as described on page 133 in the section Employment Agreements and discussed on page 147 in the section Executive Compensation — Post Employment and Termination Benefits.

Replacement of GM Equity
Executives who participated in the GM long-term incentive program, which included our named executives, except Mr. Paradis, forfeited the portion of outstanding GM cash based restricted stock unit and LTIP awards applicable to periods after November 30, 2006. We decided it was fair and appropriate to replace the value of the forfeited GM awards with an additional grant under the new GMAC LTIP. The replacement awards will operate under the terms of the GMAC LTIP for the 2007-2009 performance period only without regard to the original terms and conditions of the forfeited GM awards. Replacement awards that have been granted to our named executives, expressed as a percentage of the increase in value of GMAC after the closing date of the transaction, in excess of 10% compounded annually, are:

2007-2009 LTIP replacement awards

Eric A. Feldstein	0.0588%
Sanjiv Khattri	0.0153%
William F. Muir	0.0237%
William B. Solomon, Jr.	0.0101%

Annual Incentives
Executives who participated in the GM annual incentive program, which included our named executives except Mr. Paradis, also forfeited the portion of annual incentives for 2006 performance applicable to the portion of the year after November 30, 2006. For fairness, we paid annual incentives based solely on GMAC’s 2006 performance, adjusted to be pro rata for the portion of the year not covered under the GM program. Our GMAC performance goals for 2006 were based 50% on return on economic capital, which is the same as return on equity now that we are a separate company; 25% on retail finance penetration, which is our share of the retail finance markets in which we participate; and 25% on insurance product penetration, which is our share of the insurance markets in which we participate. When establishing these 2006 GMAC goals, GMAC management believed it was reasonable to expect attainment of target or near target performance.

Retiree Medical Benefits
GM employees whose length of service date was prior to January 1, 1993, including Messrs. Feldstein, Khattri, Muir and Solomon, were eligible for retiree medical benefits from GM if they met the age and service requirements when they retired. These benefits have been eliminated at GMAC. Any employee who was eligible to participate in the GM retiree medical plan based on service date and met the age and service requirements under the GM retiree medical plan as of the closing of the sales transaction will be entitled to receive retiree medical benefits from GM upon retirement from GMAC, subject to the terms of the GM retiree medical plan. As part of the transition, any employee, including Messrs. Feldstein, Khattri, Muir and Solomon, who was eligible to participate in the GM retiree medical plan based on service date, but, as of the closing of the sales transaction, did not meet the age and service requirements of the GM retiree medical plan, will be given a lump sum payment during 2007 based on years of service with GM. To the extent possible under IRS limitations, this lump sum payment will be made to the employee’s 401(k) account. Any remaining amounts will be paid in cash. Lump sum payments were calculated based strictly on an employee’s years of accrued service and did not differentiate between executives and nonexecutives.

Former ResCap Compensation Program
Overview
ResCap historically had its own compensation program separate from the GM program. No new annual or long-term incentives will be awarded under the ResCap program, but previously granted long-term incentive awards remain outstanding.

Compensation Philosophy
The executive compensation philosophy of ResCap was similar to the one adopted by GMAC, which is described above. Incentive plans were designed to reward employees well for achieving superior results that supported ResCap’s business strategies and its goal of exceeding shareholder expectations. Base salary and incentive pay were managed within a market-based structure of total compensation separate from the GM program. The mix of target annual and long-term incentives and base salary was set within the

GMAC LLC • Form 10-K

approved structure of target total compensation. Incentive funding was designed to encourage employees to achieve aggressive performance goals, but not to induce them to take excessive or inappropriate risk that could have a negative impact on customers, segments, shareholders, other employees or the overall ResCap business.

Assessing Compensation Competitiveness
ResCap benchmarked its target total compensation levels against other public and private diversified financial and real estate finance companies using information secured from third-party surveys. ResCap’s competitive positioning philosophy was to set pay levels to be highly competitive compared to the firms with whom it competes for talent within the relevant industry and geographic market. Base salary ranges and benefit programs were set at the median, with compensation above the median delivered in the form of incentive pay commensurate with performance results. Target total compensation levels for highly effective employees delivering target-level results, as defined under ResCap’s high-performance expectations, were set at approximately the 75th percentile of the relevant labor market.

Components of Compensation Program
Base Salary
Base salary recognizes employees’ responsibilities as well as their skills and knowledge as demonstrated through their sustained performance over time. Employees are paid a base salary in the market salary range of their position based on their demonstrated skills and knowledge relative to those required for their job and their ongoing performance relative to the competitive labor market.

Annual Incentives
The purpose of ResCap’s Annual Incentive Plan (ResCap AIP) was to reward short-term corporate, segment and individual performance. Employees, working together, drive organizational performance. Therefore, all ResCap employees had the opportunity to earn rewards for meeting and exceeding individual, segment and overall ResCap short-term performance goals through incentive compensation. The ResCap AIP was composed of two annual incentive pools covering senior management and all other employees, excluding sales and marketing employees who have their own compensation structure. The incentive pool applicable to senior management, including Mr. Paradis, was funded based on annual net income achieved and return on economic capital (which is the risk-adjusted equity allocated to the ResCap business). Net income used for incentive purposes was calculated after including all incentive costs, and as such, the incentive plans were self-funding. This funding formula was reviewed periodically by GM and, for 2006, was reset based on the growth and higher levels of profitability of ResCap in 2005.

Each segment and individual employee had performance objectives set annually under ResCap’s performance management process. The senior management incentive pool available at year-end was allocated by the CEO under the governance of ResCap’s Compensation Committee to the segments based on their achievement of performance objectives for the year and the CEO’s assessment of relative segment contributions to overall ResCap performance. Allocated incentive pools were then awarded discretionarily to individuals by the segment heads based on his or her evaluation of individual performance against objectives set for the year, evaluations of relative contributions to segment and overall corporate performance and individual target incentive levels. Annual incentive awards were paid in cash shortly following year-end. Previously, executives had the opportunity to voluntarily defer payment of annual incentives to a future date. This opportunity is no longer offered, and previously deferred amounts have been paid out in 2007.

For 2006, there was no annual incentive funding under the senior management incentive pool because of performance below 9% return on economic capital.

Long-Term Incentives
Rather than receive cash- and stock-based long-term incentives under GM’s long-term incentive program, ResCap has had its own cash-based Long-Term Incentive Plan (ResCap LTIP). The purpose of the plan was to reward senior management for the growth in value of ResCap. Performance was measured over a three-year period and the aggregate dollar value of a participant’s award was based on a formula tied to ResCap’s increase in net income and average return on economic capital over the measurement period, which was called total shareholder return. The formula was periodically evaluated by GM and reset to be in line with external market valuations of comparable companies. No change in the formula was made for awards granted in 2006.

If total shareholder return was positive for the measurement period, participants were paid an amount equal to the percentage increase in total shareholder return for the period multiplied by the aggregate dollar value of the units. One-third of such amounts was paid annually in each of the three years following the applicable measurement period, provided the executive remained employed at the time of payment. If total shareholder return was not positive for the measurement period, participants were not paid any amount under the ResCap LTIP with respect to that measurement period. As with annual incentives, participants previously had the opportunity to defer payment to a future date. This opportunity is no longer offered, and amounts that were previously deferred on a voluntary basis have been paid out in 2007.

For the 2004 to 2006 measurement period, total shareholder return was not positive and no amount was earned under the ResCap LTIP. Participants who had earned amounts from previous measurement periods are continuing to receive payments according to the payout schedules associated with those awards. Awards remain outstanding and may be earned based on future total shareholder return for measurement periods covering 2005 to 2007 and 2006 to 2008.

Benefits and Perquisites
ResCap previously offered a qualified defined benefits pension plan, which was frozen as of the end of 2006 and replaced with an

GMAC LLC • Form 10-K

additional 2%-of-salary contribution under ResCap’s defined contribution retirement plan beginning in 2007. ResCap’s defined contribution plan also has the potential for a company contribution of up to 2% of salary based on ResCap’s annual performance.

ResCap has a modest perquisites program that is more limited than the perquisites customarily offered in the marketplace or continuing for our other named executives. ResCap provides a monthly car allowance to executives, including Mr. Paradis, to be used for the lease or purchase of a GM vehicle. Executives are also reimbursed for financial planning assistance up to an annual limit. Finally, senior executives are eligible for an executive physical either biennially or annually depending on their age.

Former GM Compensation Program
Prior to the close of the sale by GM of a 51% interest in us, GM established and maintained an executive compensation program that applied to the GMAC named executives, except for Mr. Paradis. The former GM program was only applicable to the eleven months ended November 30, 2006, which was the closing date of our sale transaction. Additional details on GM’s compensation and programs are available in its Proxy Statements filed with the SEC. The below, which we have derived from the GM Definitive Proxy Statement filed with the SEC on April 28, 2006 (GM 2006 Proxy), is GM’s general description of its compensation philosophies for 2005.

Under this GM philosophy:

•	A significant portion of each executive’s total compensation is linked to accomplishing specific, measurable results intended to create value for stockholders in both the short- and long-term.

•	Compensation plans are developed to motivate executives to improve the overall performance and profitability of GM, and the specific region/unit to which they are assigned. Executives will be rewarded only when and if the business goals previously established by management and the appropriate committee have been achieved.

•	Each executive’s individual performance and contribution will be reflected through differentiated salary adjustments and the amount of incentive awards paid, if any.

•	Long-term incentive awards are denominated in GM common stock to further reinforce the link between executives’ and stockholders’ interests. Long-term incentive awards may be paid in shares of GM common stock or cash, or both.

•	The compensation structure is established to provide total compensation in the third quartile for superior performance. As a result, in years of strong performance, executives can earn highly competitive levels of compensation as compared to executives at comparator companies. GM will thus be able to attract, retain, and motivate the leadership talent it needs to maintain and grow its businesses successfully. Conversely, in years where performance falls below targeted levels, executives will receive compensation that is lower than competitive benchmarks.

The above description was derived from the GM 2006 Proxy. Further discussion by GM of its compensation philosophies will be provided by GM in its Proxy Statement to be filed in 2007. GM’s compensation structure and philosophies were applicable to the GMAC named executives (except Mr. Paradis) for the eleven month period ended November 30, 2006.

GMAC LLC • Form 10-K

Summary Compensation Table
The following table summarizes the compensation of the named executives for the 2006 calendar year.

							Non-qualified
							deferred
						Non-equity	compensation
				Stock	Option	incentive plan	expense/change in	All other
Name and				awards	awards	compensation	pension value	compensation
principal position	Year	Salary	Bonus	(a)	(b)	(c)	(d)	(e)	Total

Eric A. Feldstein Chief Executive Officer	2006	$897,500	$—	$356,513	$262,756	$570,600	$270,000	$167,532	$2,524,901

Sanjiv Khattri Executive Vice President, Chief Financial Officer	2006	$406,250	$—	$183,080	$47,877	$228,400	$70,900	$57,512	$994,019

William F. Muir President	2006	$511,667	$—	$311,563	$105,880	$303,600	$163,200	$66,385	$1,462,295

Bruce Paradis Executive Vice President Chairman and CEO, ResCap	2006	$353,846	$—	$—	$—	$—	$69,900	$33,759	$457,505

William B. Solomon, Jr. Group Vice President General Counsel	2006	$306,025	$—	$127,269	$36,164	$169,700	$98,700	$47,803	$785,661

(a)	Includes expenses recognized for financial statement purposes with respect to the year ended December 31, 2006, for the GM Long-Term Incentive Plan (GM LTIP), GM Cash-Based Restricted Stock Units (GM CRSUs), and GM Restricted Stock Units (GM RSUs). The GM LTIP amounts pertain to target long term incentive awards granted to Messrs. Feldstein, Khattri, Muir and Solomon for the performance periods 2005-2007 and 2006-2008. The number of target shares for the 2006-2008 GM LTIP are shown in the following Grants of Plan Based Awards Table on page 141 at their fair value of $24.81 on the date of grant, February 23, 2006. GM intends to settle these awards in cash.
The GM CRSU plan provides cash equal to the value of underlying restricted share units to certain global executives, including Messrs. Khattri, Muir and Solomon.
As a result of GM’s sale of a 51% interest in GMAC as of November 30, 2006, the GMAC named executives, except Mr. Paradis, forfeited portions of their outstanding GM LTIP and GM CRSU awards. The GMAC named executives will be eligible for pro rata GM LTIP and GM CRSU awards based on amounts earned through November 30, 2006. The pro-rata portion of the GM CRSU awards for Messrs. Khattri, Muir and Solomon were vested in February 2007, with payment scheduled for March 2007.
The GM RSUs were granted to certain executives, including Mr. Feldstein. For Mr. Feldstein’s grants, the first 50% of the awards vest in either four or five years, whereas the remaining 50% vests in nine to ten years. Mr. Feldstein’s outstanding GM RSU awards had not vested as of November 30, 2006, the closing date for GM’s sale of a 51% interest in GMAC. The terms of Mr. Feldstein’s RSU awards have been modified to allow his GM RSU awards to continue during his employment with GMAC. As a result of this modification, Mr. Feldstein’s unvested GM RSUs are now considered as new awards issued to a non-employee. Compensation cost previously recognized for these awards was adjusted to zero as of the November 30, 2006 closing date, therefore, amounts reported as stock awards for Mr. Feldstein include approximately ($390,000) pertaining to reversals of stock award expense recognized in years prior to 2006. Compensation cost will be recognized prospectively as if these awards were newly granted at the closing date of GM’s sale of a 51% interest in GMAC. Compensation cost for these modified awards will also be recognized based on the current value of these awards at the end of each reporting period. See SFAS 123(R) Valuation Assumption section on page 138 for further discussion.
(b)	Represents the expenses recognized for financial statement purposes with respect to the year ended December 31, 2006, in accordance with SFAS 123(R) for stock options granted under the GM Stock Incentive Plan. GM stock option grants awarded since 1997 are generally exercisable one-third after one year, one-third after two years and fully after three years from the dates of grant. Option prices are 100% of fair market value on the dates of grant and the options generally expire ten years from the dates of grant, subject to earlier termination under certain conditions. As a result of GM’s sale of a 51% interest in GMAC as of November 30, 2006, the expiration date of stock options for GMAC named executives has been accelerated such that remaining GM stock options are exercisable in accordance with their original schedule, but not beyond their stated term, up to November 30, 2009. Furthermore, GM stock option awards issued in 2006 to the named executives had not vested as of November 30, 2006. Similar to the GM RSU treatment discussed above, the terms of the unvested GM stock options have been modified to allow the GMAC named executives to keep these awards during their employment with GMAC and be treated as if these were new awards issued to non-employees. Compensation cost will be recognized prospectively as if these 2006 GM stock option awards were newly granted at the November 30, 2006 closing date of GM’s sale of a 51% interest in GMAC. See SFAS 123(R) Valuation Assumption section on page 138 for further discussion.
(c)	Amounts reported for Messrs. Feldstein, Khattri, Muir and Solomon in the non-equity incentive plan compensation column are awards earned under the GM Annual Incentive Plan (GM AIP) through November 30, 2006, and under the GMAC transition annual incentive program for December 2006. Mr. Paradis participated in the ResCap Annual Incentive Plan (ResCap AIP), which did not result in an award due to performance below the threshold level.
(d)	These amounts represent the year-over-year increase in the present value of the executive’s accrued pension benefit resulting from additional amounts of credited service, as well as executive, GM and ResCap contributions to the plans as of December 31, 2006, as described in the Pension Benefits Table on page 146. Amounts shown for Mr. Paradis include $26,900 for above market interest on deferred compensation associated with the ResCap Long Term Incentive Plan. The above-market portion of interest was calculated by comparing interest paid, using a ResCap weighted average cost of funding rate, to the applicable federal long term rate with compounding under Section 1274(d) of the Internal Revenue Code.
(e)	See All Other Compensation section for further details.

GMAC LLC • Form 10-K

All Other Compensation
The following table Includes perquisites and other items comprising the All Other Compensation column for the named executives in the Summary Compensation Table:

	Eric A.	Sanjiv	William F.	Bruce	William B.
	Feldstein	Khattri	Muir	Paradis	Solomon

Executive company vehicle program (a)	$10,104	$10,104	$10,104	$10,800	$10,104
New York parking (b)	6,600	6,600	—	—	—
Financial counseling (c)	7,000	5,700	—	3,500	5,700
Leadership event (d)	—	—	—	8,926	—

Total perquisites	23,704	22,404	10,104	23,226	15,804
Dividend equivalents (e)	85,931	4,635	8,025	—	3,142
Life and liability insurance and death (f)	10,712	3,512	11,258	632	3,792
Tax reimbursements (g)	7,185	7,295	4,332	6,901	6,005
Retiree medical benefits (h)	32,000	15,000	27,000	—	17,000
401(k) matching contributions (i)	8,000	4,666	5,666	3,000	2,060

Total all other compensation	$167,532	$57,512	$66,385	$33,759	$47,803

(a)	GMAC maintains a program that provides executives, including Messrs. Feldstein, Khattri, Muir and Solomon, with a GM vehicle of their choice. This program is not mandatory. Participants are required to pay a monthly administration fee of $150, and they are charged with imputed income based on the value of the vehicle they choose to drive. Executives are reimbursed for taxes on this income, subject to a maximum vehicle value. Beyond this maximum amount, taxes assessed on imputed income are the responsibility of the executive. Amounts reported represent the incremental cost for usage of the vehicles, after consideration of the proceeds from the sale of the company vehicles. Mr. Paradis participates in a ResCap vehicle program at a cost of $900 per month, which provides a monthly car allowance for the lease or purchase of a GM vehicle.
(b)	Mr. Feldstein and Mr. Khattri have their primary office in New York City where they are permitted to park in one of the company rented parking spaces at a cost to the company of $550 per month.
(c)	The Company provides a taxable allowance to certain senior executives for financial counseling and estate planning services with one of several approved providers. Named executives are provided an enhanced financial and estate planning service. This program does not provide for tax preparation services, with the exception of Mr. Paradis. Costs associated with this benefit are reflected in the tables above, based on the actual charge for the services received. Any taxes assessed on the imputed income for the value of this service are the responsibility of the executive.
(d)	The incremental cost for Mr. Paradis and his spouse to attend an annual leadership event for a select group of employees and their spouses to recognize their contributions to business results.
(e)	Represents the dividend equivalents earned and paid in cash on undelivered stock awards.
(f)	Represents the total cost of life and liability insurance and other death benefits for 2006.
(g)	The aggregate amount of payments made on the executives’ behalf by GMAC during the year for the payment of taxes related to the executive vehicle program, spousal accompaniment on business trips and the value of miscellaneous gifts.
(h)	Tax deferred one-time 401(k) contributions to all GMAC employees, including all named executive officers, except Mr. Paradis, that were eligible to receive post retirement health-care from GM. The contributions were as a result of a GMAC negotiated settlement with GM in exchange for the employees to waive any rights to GM post-retirement health care.
(i)	Employer match amount to the employees 401(k) fund.

SFAS 123(R) Valuation Assumptions
Beginning January 1, 2006, in accordance with the adoption of SFAS 123(R), the fair value of cash settled awards under the GM LTIP is recalculated at the end of each reporting period, and the liability and expense are adjusted based on the new fair value. The fair value of each award under the GM LTIP is estimated at the end of each reporting period using a lattice based option valuation model, which as of December 31, 2006, incorporates the following assumptions: (i) expected volatilities of 38.1% and 37.6% respectively for the 2006-2008 LTIP and 2005-2007 LTIP, based on the implied volatility from GM’s tradable options; (ii) expected term of two years and one year for the 2006-2008 LTIP and 2005-2007 LTIP, respectively, representing the remaining time in the performance period; and (iii) risk-free rate of 5.24% and 5.13%, respectively, for the 2006-2008 LTIP and 2005-2007 LTIP, for periods during the contractual life of the performance units based on the U.S. Treasury yield curve in effect at the time of valuation. Additionally, because the payout depends on GM’s performance ranked against the S&P 500 Index, the valuation also depends on the performance of other stocks in the S&P 500 from the grant date to the end of the performance period, as well as estimates of the correlations among their future performances. The fair values used to calculate the SFAS 123(R) expenses at December 31, 2006, were $43.80 for the 2006-2008 performance period and $11.90 for the 2005-2007 performance period.

For the GM CRSUs, compensation expense is recognized over the requisite service period for each separately vesting award. Since the awards are settled in cash, these cash-settled awards are recorded as a liability until the date of vesting and payment. In accordance with SFAS No. 123(R), the fair value of each cash-settled award is recalculated at the end of each reporting period and the liability and

GMAC LLC • Form 10-K

expense adjusted based on the new fair value. The fair value used to calculate the SFAS 123(R) expenses for the GM CRSUs was $30.72 at December 31, 2006.

For GM stock options up to the November 30, 2006 closing date of GM’s sale of a 51% interest in GMAC, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions noted in the following table. Expected volatilities are based on both the implied and historical volatility of GM’s stock. The expected term of options represents the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

GM stock options — through November 30, 2006

	2006	2005	2004

Interest rate	4.63%	3.74%	3.06%
Expected life (years)	6	6	5
Expected volatility	48.40%	32.40%	33.90%
Dividend yield	4.78%	5.50%	3.71%
Grant date fair value	$7.06	$7.21	$12.85

As discussed in footnote (c) to the Summary Compensation Table on page 137, the 2006 GM stock option awards to the GMAC named executives were modified as of November 30, 2006, the closing date of GM’s sale of a 51% interest in GMAC, and are now treated as if these are new awards issued to non-employees. Furthermore, 2005 and 2004 GM stock option awards, which will also be retained by the GMAC named executives, were subject to a change in status to non-employee awards as a result of GM’s sale of a 51% interest in GMAC. For these 2005 and 2004 GM stock options, no adjustments were made to previously recorded compensation expense through November 30, 2006. Remaining unrecognized portions of the 2005 and 2004 GM stock options will be accounted for as if the outstanding awards were newly granted as of the date of the change in status on November 30, 2006.

GM stock options — as of December 31, 2006

	2006	2005	2004

Interest rate	4.69%	4.69%	4.69%
Expected life (years)	3	3	3
Expected volatility	39.41%	36.35%	34.39%
Dividend yield	3.26%	3.26%	3.26%
Grant date fair value	$12.20	$5.64	$2.17

The assumptions displayed in the table above represent the valuation assumptions for the modified and change in status GM stock option awards for the GMAC named executives as of December 31, 2006, as costs for the modified and change in status awards will be recognized based on the current fair value of these awards at the end of each reporting period.

GMAC LLC • Form 10-K

Grants of Plan Based Awards — Estimated Future Payments under Non-Equity Incentive Plan Awards
The following table represents target awards under non-equity incentive plans. For Messrs. Feldstein, Khattri, Muir and Solomon, this includes amounts under the GM AIP. For the GM AIP, target awards were established for 2006, consistent with past practice, for possible delivery in early 2007. Any payout at the end of the period is determined based on the achievement of established performance targets. For Mr. Paradis, includes amounts under the ResCap LTIP and the ResCap AIP. Similar to the GM AIP, the ResCap AIP established target awards in 2006 for possible delivery in 2007. Under the ResCap LTIP, at the beginning of each year participants are awarded units, each valued at $1/unit. Performance is measured over a three-year period and the aggregate dollar value of a participant’s units is based on ResCap’s increase in net income and average return on economic capital over the measurement period.

			Estimated future payouts under
Name and		Grant	non-equity incentive plan awards (a)
principal position	Award	date	Threshold	Target	Maximum

Eric A. Feldstein Chief Executive Officer	Annual Incentive Plan	1/1/2006	$374,760	$828,900	$2,285,280

Sanjiv Khattri Executive Vice President, Chief Financial Officer	Annual Incentive Plan	1/1/2006	$132,020	$266,000	$695,660

William F. Muir President	Annual Incentive Plan	1/1/2006	$202,180	$413,300	$1,090,340

Bruce Paradis Executive Vice President	Long-term Incentive Plan	1/1/2006	$—	$1,332,000	$—
Chairman and CEO, ResCap	Annual Incentive Plan	1/1/2006	$—	$3,000,000	$—

William B. Solomon, Jr. Group Vice President General Counsel	Annual Incentive Plan	1/1/2006	$97,500	$196,100	$512,300

(a)	Target award under the GM AIP for Mr. Feldstein was established for 2006 based on adjusted net income, operating cash flow, and operational metrics. For Messrs. Khattri, Muir and Solomon, in addition to adjusted net income and operating cash flow, a portion of their 2006 target GM AIP awards were also based on GMAC regional or unit measures including return on economic capital, global retail penetration and global insurance product penetration. Final payouts under the GM AIP for 2006, to be delivered in 2007, are dependent upon achievement of specific performance targets for each measure.
For the 2006 ResCap LTIP covering the 2006 to 2008 measurement period, ResCap’s total shareholder return was determined using a price-earnings-multiple formula that ranges from a multiple of zero for average return on economic capital less than 8% up to a multiple of 10.4 for average return on economic capital of 18% or higher. If total shareholder return is positive for the measurement period, participants are paid an amount equal to the percentage increase in total shareholder return for the period multiplied by the aggregate dollar value of the units. One third of such amounts are paid annually in each of the three years following the applicable measurement period, provided the executive remains employed at the time of payment. Unpaid earned amounts are credited using a ResCap weighted cost of funding interest rate annually from the end of the measurement period until the payment date. A participant may forfeit any amounts that have not been paid in the event of termination prior to the final payment date. If total shareholder return is not positive for the measurement period, participants are not paid any amount under the ResCap LTIP with respect to that measurement period.
The ResCap AIP consists of two annual incentive pools covering senior management and all other employees, excluding sales and marketing employees who have their own compensation structure. The incentive pool applicable to senior management, including Mr. Paradis, is funded based on annual net income achieved and return on economic capital. The funding formula that was in place for 2006 for the senior management incentive pool ranged from 0% of net income for a return on economic capital of 9% or less up to 8.4% of net income for a return on economic capital of 13.5% or higher. Net income for incentive purposes is calculated by deducting incentive costs, and as such, the incentive plans are self funding. This funding formula was reviewed periodically and reset based on changes in the growth and profitability of ResCap and in the number of participants eligible to receive awards from the incentive pool. For 2006, there was no annual incentive funding under the senior management incentive pool because of performance below 9% return on economic capital.
Given the formulaic basis of both the ResCap LTIP and AIP, no threshold or maximum levels have been disclosed for these awards.

GMAC LLC • Form 10-K

Grants of Plan Based Awards — Estimated Future Payments under Equity Incentive Plan Awards
The following table represents target awards under various GM equity incentive plans for the named executives, with the exception of Mr. Paradis. These plans include the GM LTIP, GM CRSU awards and GM stock option awards.

							All other
						All other	option awards	Exercise or	Grant date
			Estimated future			stock awards	number of	base price	fair value
			payouts under equity			number of	securities	of option	of stock
Name and		Grant	incentive plan award shares (a)			shares of stocks	underlying	awards (d)	and option
principal position	Award	date	Threshold	Target	Maximum	or units (b)	options (c)	($/Sh)	awards (e)

Eric A. Feldstein	LTIP	2/23/2006	6,146	12,292	24,584	—	—	$—	$304,965
Chief Executive Officer	Stock Options	2/23/2006	—	—	—	—	36,000	$20.90	$254,160

Sanjiv Khattri	LTIP	2/23/2006	1,105	2,210	4,420	—	—	$—	$54,830
Executive Vice President,	Stock Options	2/23/2006	—	—	—	—	5,520	$20.90	$38,971
Chief Financial Officer	CRSUs	2/23/2006	—	—	—	1,717	—	$—	$35,885

William F. Muir	LTIP	2/23/2006	1,627	3,254	6,508	—	—	$—	$80,732
President	Stock Options	2/23/2006	—	—	—	—	12,000	$20.90	$84,720
	CRSUs	2/23/2006	—	—	—	2,972	—	$—	$62,115

William B. Solomon, Jr.	LTIP	2/23/2006	714	1,427	2,854	—	—	$—	$35,404
Group Vice President	Stock Options	2/23/2006	—	—	—	—	4,030	$20.90	$28,452
General Counsel	CRSUs	2/23/2006	—	—	—	1,164	—	$—	$24,327

(a)	GM 2006-2008 LTIP target awards for the 2006-2008 performance period were granted to certain senior executives, including Messrs. Feldstein, Khattri, Muir and Solomon. These grants are made annually. However, any payout is determined based on the total shareholder return performance ranking of GM Common Stock compared to that of other stocks in the S&P 500 Index over a three-year period. The awards will be denominated in nominal shares of Common Stock during the performance period. If threshold performance is achieved, awards will then be converted to cash and delivered in one installment. The expense accrued in 2006 for these target shares reported here are reflected in the Summary Compensation Table on page 137. The final award value to be delivered at the end of the three-year performance period, if any, will depend on GM’s total shareholder return performance ranking, based on market price appreciation plus the compounding effect of reinvested dividends, relative to other companies in the S&P 500 Index. There were no payouts under this plan in 2005 or 2006. As a result of GM’s sale of a 51% interest in GMAC as of November 30, 2006, the GMAC named executives, except Mr. Paradis, forfeited portions of the outstanding GM LTIP awards and will be eligible for pro rata awards displayed above, based on amounts earned through November 30, 2006.
(b)	Includes GM CRSUs issued in 2006, which provide cash equal to the value of underlying restricted share units to certain executives, including Messrs. Khattri, Muir and Solomon at predetermined vesting dates. Historically, awards under the plan vest and pay in one-third increments on each anniversary date of the award over a three year period. As a result of GM’s sale of a 51% interest in GMAC as of November 30, 2006, the GMAC named executives, except Mr. Paradis, forfeited portions of the outstanding GM CRSUs and will be eligible for pro rata awards displayed above, based on amounts earned through November 30, 2006, which will be paid in March 2007.
(c)	GM stock options were awarded in 2006 to certain senior GM executives, including Messrs. Feldstein, Khattri, Muir and Solomon. Option grants awarded are generally exercisable one third after one year, one third after two years and fully after three years from the dates of grants. As a result of the sale of a 51% interest in GMAC as of November 30, 2006, the expiration date of stock options for GMAC named executives has been accelerated such that remaining GM stock options are exercisable in accordance with their original schedule but not beyond their stated term, up to November 30, 2009.
(d)	The exercise or base price of $20.90 for GM stock options granted to the named executives is calculated by taking the average of the high and low price on the date of issuance, February 23, 2006. The closing price of GM stock on February 23, 2006, was $20.59.
(e)	The grant date fair value computed in accordance with SFAS 123(R) was $24.81 for the GM LTIP 2006-2008 performance period and $7.06 for the GM stock options awarded in 2006. The fair value of the GM CRSUs at the time they were issued to the named executives was $20.90.

GMAC LLC • Form 10-K

Outstanding Equity Awards at Fiscal Year End — Option Awards
GM option awards include both non-qualified and incentive options granted to the named executives, with the exception of Mr. Paradis who did not participate in the GM option program. The GM options were granted in a combination of non-qualified and Incentive Stock Options (ISOs), up to the IRC maximum limit on ISOs, on the grant dates shown below. All options become exercisable in three equal annual installments commencing on the first anniversary of the date of grant. Traditionally, the ISOs expire ten years from the date of grant, and the non-qualified options expire two days later. As a result of the sale of a 51% interest in GMAC as of November 30, 2006, the expiration date of stock options for GMAC named executives has been accelerated such that remaining GM stock options are exercisable in accordance with their original schedule but not beyond their stated term, up to November 30, 2009. GMAC expenses the costs associated with the granting of all stock options.

		Number of	Number of
		securities	securities
Name and		underlying	underlying
principal		unexercised options	unexercised options	Option	Option
position	Grant date	(#) exercisable	(#) unexercisable	exercise price	expiration date

Eric A. Feldstein	2/23/2006	—	36,000	$20.90	12/1/2009
Chief Executive Officer	1/24/2005	10,134	20,266	$36.37	12/1/2009
	1/23/2004	20,277	10,123	$53.92	12/1/2009
	1/21/2003	38,000	—	$40.05	12/1/2009
	2/4/2002	18,000	—	$50.82	12/1/2009
	1/7/2002	30,000	—	$50.46	12/1/2009
	1/8/2001	20,000	—	$52.35	12/1/2009
	1/10/2000	17,000	—	$75.50	12/1/2009
	1/11/1999	18,030	—	$71.53	1/10/2009
	1/12/1998	13,481	—	$46.59	1/13/2008
	2/3/1997	12,111	—	$44.73	2/4/2007

Sanjiv Khattri	2/23/2006	—	5,520	$20.90	12/1/2009
Executive Vice President,	1/24/2005	2,600	5,200	$36.37	12/1/2009
Chief Financial Officer	1/23/2004	3,800	1,900	$53.92	12/1/2009
	1/21/2003	8,600	—	$40.05	12/1/2009
	2/4/2002	8,600	—	$50.82	12/1/2009
	1/7/2002	8,600	—	$50.46	12/1/2009
	1/8/2001	5,700	—	$52.35	12/1/2009
	1/10/2000	4,700	—	$75.50	12/1/2009
	1/11/1999	5,168	—	$71.53	1/10/2009
	1/12/1998	3,245	—	$46.59	1/11/2008
	2/3/1997	2,607	—	$44.73	2/2/2007

William F. Muir	2/23/2006	—	12,000	$20.90	12/1/2009
President	1/24/2005	5,334	10,666	$36.37	12/1/2009
	1/23/2004	10,138	5,062	$53.92	12/1/2009
	1/21/2003	19,000	—	$40.05	12/1/2009
	2/4/2002	12,000	—	$50.82	12/1/2009
	1/7/2002	19,000	—	$50.46	12/1/2009
	1/8/2001	16,000	—	$52.35	12/1/2009
	1/10/2000	14,000	—	$75.50	12/1/2009
	1/11/1999	12,020	—	$71.53	1/10/2009
	1/12/1998	9,015	—	$46.59	1/11/2008
	2/3/1997	9,780	—	$44.73	2/2/2007

William B. Solomon, Jr.	2/23/2006	—	4,030	$20.90	12/1/2009
Group Vice President	1/24/2005	1,816	3,634	$36.37	12/1/2009
General Counsel	1/23/2004	3,635	1,815	$53.92	12/1/2009
	1/21/2003	7,000	—	$40.05	12/1/2009
	2/4/2002	4,150	—	$50.82	12/1/2009
	1/7/2002	8,300	—	$50.46	12/1/2009
	1/8/2001	8,300	—	$52.35	12/1/2009
	1/10/2000	6,500	—	$75.50	12/1/2009
	1/11/1999	6,370	—	$71.53	1/10/2009
	1/12/1998	5,048	—	$46.59	1/11/2008
	2/3/1997	5,346	—	$44.73	2/2/2007

GMAC LLC • Form 10-K

Outstanding Equity Awards at Fiscal Year End — Stock Awards
The following table provides information for the named executive officers regarding the outstanding GM equity awards outstanding at year-end 2006, with the exception of Mr. Paradis, who did not participate in the GM programs.

					Equity incentive
				Equity incentive	plan awards: market
				plan awards: number	or payout value of
		Number of		of unearned shares,	unearned shares,
		shares or units	Market value of shares	units or other	units or other
		of stock that	or units of stock that	rights that have	rights that have
Name and principal position	Grant date	have not vested (a)	have not vested (a)	not vested (b)	not vested (b)

Eric A. Feldstein	6/6/2005	75,491	$2,319,084	—	$—
Chief Executive Officer	6/5/2001	4,455	$136,858	—	$—
	6/6/2000	5,985	$183,859	—	$—
	1/1/2006	—	$—	12,292	$377,610
	1/1/2005	—	$—	13,879	$213,181

Sanjiv Khattri	2/10/2006	1,717	$52,746	—	$—
Executive Vice President,	1/1/2006	—	$—	2,210	$67,891
Chief Financial Officer	1/1/2005	—	$—	2,819	$43,300

William F. Muir	2/10/2006	2,972	$91,300	—	$—
President	1/1/2006	—	$—	3,254	$99,963
	1/1/2005	—	$—	6,532	$100,332

William B. Solomon, Jr.	2/10/2006	1,164	$35,758	—	$—
Group Vice President	1/1/2006	—	$—	1,427	$43,837
General Counsel	1/1/2005	—	$—	2,438	$37,448

(a)	Represents grants of GM Restricted Stock Units (GM RSUs) for Mr. Feldstein. Depending on the GM RSU grant, the first 50% vests in either four or five years, whereas the remaining 50% vests in nine to ten years. The awards are valued based on the price of GM Common Stock, which was $30.72 on December 31, 2006. As a result of GM’s sale of a 51% interest in GMAC as of November 30, 2006, Mr. Feldstein’s RSU awards have been modified to allow his GM RSU awards to continue during his employment with GMAC. For Messrs. Khattri, Muir and Solomon, represents grants of GM CRSUs. As a result of GM’s sale of a 51% interest in GMAC as of November 30, 2006, Messrs. Khattri, Muir and Solomon forfeited portions of the outstanding GM CRSUs and will be eligible for pro rata awards displayed above, based on amounts earned through November 30, 2006, which will be paid in March 2007.
(b)	Amounts reflect GM LTIP awards granted to named executives. If the minimum or threshold performance level is met or exceeded, the percentage of the target award that will eventually be paid to participants will depend on GM’s total shareholder return ranking relative to other companies in the S&P 500 Index over the three-year period. If the minimum performance level is not met, no awards will be paid. Each unit in the table refers to a share of GM Common Stock. The awards are valued based on the price of GM Common Stock, which was $30.72 on December 31, 2006. For the 2004-2006 period, the target total shareholder return was not achieved and no payout was earned. Values for the 2005-2007 awards are based on a forecast at threshold performance. Values for the 2006-2008 awards are based on a forecast of target performance. As a result of GM’s sale of a 51% interest in GMAC as of November 30, 2006, the GMAC named executives, except Mr. Paradis, forfeited portions of the outstanding GM LTIP awards and will be eligible for pro rata awards displayed above, based on amounts earned through November 30, 2006.

Option Exercises and Stock Vested
During 2006, no stock options were exercised by the named executive officers, and no outstanding stock awards vested during the reporting period.

Deferred Compensation Plan
Deferred compensation plans are maintained to provide named executives and other senior leaders with the opportunity to defer on a pre-tax basis all or a portion of any GM or ResCap AIP payouts, as well as GM and ResCap LTIP awards. The table below reflects year-end balances and executive contributions, company contributions, all earnings and any withdrawals during the year for the GM and ResCap deferred compensation plans for the named executives.

GMAC LLC • Form 10-K

Under the GM deferred compensation plans, no awards were paid in 2006; hence there were no new deferrals. For Mr. Paradis, new amounts represent mandatory deferrals of installments under the ResCap LTIP. The table below reflects year-end balances and executive contributions, company contributions, earnings and any withdrawals during the year for the GM Benefit Equalization Plan, GM and ResCap Deferred Compensation Plans, and the ResCap mandatory deferment of LTIP payments for the named executive officers.

Non-Qualified Deferred Compensation

		Executive	Registrant	Aggregate	Aggregate	Aggregate
		contributions	contributions	earnings	withdrawals/	balance
Name and principal position	Plan name	in last FY	in last FY	in last FY	distributions	at last FYE

Eric A. Feldstein Chief Executive Officer	Non-Qualified Benefit Equalization Plan (a)	$—	$—	$24,179	$—	$67,556
	GM Deferred Compensation Plan (b)	$—	$—	$3,505	$146,889	$73,927

Sanjiv Khattri Executive Vice President,	Non-Qualified Benefit Equalization Plan (a)	$—	$—	$3,861	$—	$10,786
Chief Financial Officer	GM Deferred Compensation Plan (b)	$—	$—	$—	$—	$—

William F. Muir President	Non-Qualified Benefit Equalization Plan (a)	$—	$—	$13,265	$—	$37,061
	GM Deferred Compensation Plan (b)	$—	$—	$—	$—	$—

Bruce Paradis Executive Vice President	ResCap Deferred Compensation Plan (b)	$—	$—	$186,349	$—	$3,228,416 (g)
Chairman and CEO, ResCap	Mandatory Deferment on LTIP (c)	$—	$3,797,500 (d)	$349,701 (e)	$4,538,201 (f)	$5,828,700 (h)

William B. Solomon, Jr. Group Vice President	Non-Qualified Benefit Equalization Plan (a)	$—	$—	$4,484	$—	$12,530
General Counsel	GM Deferred Compensation Plan (b)	$—	$—	$7,076	$—	$570,742

(a)	GM maintains two deferred compensation programs for executives, including Messrs. Feldstein, Khattri, Muir and Solomon. The Benefit Equalization Plan (BEP) is a non-qualified savings plan designed to allow for the equalization of benefits for highly compensated salaried employees under the General Motors Saving-Stock Purchase Program for Salaried Employees when such employees’ contribution and benefit levels exceed the maximum limitations on contributions and benefits imposed by Section 2004 of the Employee Retirement Income Security Act of 1974, as amended, and Section 401(a)(17) and 415 of the Internal Revenue Code of 1986, as amended. The plan is maintained as an unfunded plan and all expenses for administration of the plan and payment of amounts to participants are borne by GM. Registrant contributions to employee accounts are denominated in shares of GM Common Stock, and dividend equivalents are credited on accumulated share balances.
(b)	Under the GM Deferred Compensation Plan, senior level executives eligible to receive a GM LTIP award as of the date the deferral election, are eligible to make deferrals to the Plan. Deferrals of GM AIP and LTIP earnings may be made into the plan in amounts from 5% to 100% of the award amount. Available investment options include GM Common Stock, US Treasury Notes and the Promark Large Cap Index Fund. Dividend equivalents are credited and paid on GM Common Stock units. The GM plan does not provide for interest or earnings to be paid at above -market rates. ResCap has a similar deferred compensation plan for their senior leaders who participate in the ResCap AIP and ResCap LTIP.
(c)	Amounts earned under the ResCap LTIP are subject to a mandatory deferment period. If total shareholder return is positive for the measurement period, the ResCap LTIP participants, including Mr. Paradis, will be paid one third of their awards annually in each of the three years following the applicable measurement period, provided the executive remains employed by GMAC at the time of the payment. ResCap LTIP amounts earned and not paid are considered deferred compensation, and they are reported as Mandatory Deferment on LTIP in the table above. Interest on the deferred LTIP compensation amounts is calculated using the ResCap weighted average cost of funding. At the end of the mandatory deferment period, the executive may elect a cash disbursement or move the value of the payout at their discretion to the non-qualified voluntary ResCap Deferred Compensation Plan, subject to the investment options discussed in footnote (b) above.
(d)	Registrant contribution represents the mandatory deferred portion of the 2003-2005 ResCap LTIP award.
(e)	For Mr. Paradis, aggregate earnings for the Mandatory Deferment on LTIP represents 2006 interest earned on the mandatory deferred LTIP calculated using the ResCap weighted average cost of funding for 2006. This interest calculation resulted in an over market amount of $26,900, which is also reported in the Summary Compensation Table.
(f)	For Mr. Paradis, withdrawals/distributions are for one-third payment for the 2001-2003 ResCap LTIP award, one-third for the 2002-2004 ResCap LTIP award and the interest earned on the mandatory deferred portions of ResCap LTIP awards.
(g)	ResCap Deferred Compensation Plan was closed subsequent to the sale of a 51% interest in GMAC. The aggregate balance as of December 31, 2006, was paid to Mr. Paradis in January 2007.
(h)	For Mr. Paradis, the Mandatory Deferment on LTIP represents the remaining one-third balance of the 2002-2004 ResCap LTIP award and the remaining two-thirds balance of the 2003-2005 ResCap LTIP award.

GMAC LLC • Form 10-K

Retirement Programs Applicable to Executive Officers
General Motors Plans
GM executives in the U.S. may receive benefits in retirement from both a tax- qualified plan that is subject to the requirements of ERISA (The Salaried Retirement Program) and from a non-qualified plan that provides supplemental benefits under one of two formulas described below (The Supplemental Executive Retirement Plan or the SERP). Retired executives’ tax-qualified benefits are pre-funded and paid out of the assets of the General Motors Retirement Program for Salaried Employees; however, non-qualified benefits are not pre-funded and are paid out of GM’s general assets. Messrs. Feldstein, Khattri, Muir and Solomon were participants in these two GM retirement plans.

Two formulas are used to calculate the total of both the tax-qualified and non-qualified retirement benefits available to eligible U.S. executives, both of which require a minimum of ten years of eligible service. One formula, the Regular SERP Formula, offers benefits that are calculated based upon the average of the highest five years of base salary during the ten years preceding retirement, and also takes into account the executive’s eligible contributory or non-contributory service at GM. These benefits are subject to an offset of a portion of the maximum Social Security benefit available to an individual in the year of retirement, regardless of actual receipt.

The Alternative SERP Formula determines benefits based upon average annual total direct compensation, calculated as the sum of (i) the average of the highest five years of base salary during the ten years preceding retirement, plus (ii) the average of the highest five years of bonus received in the ten years preceding retirement — each average calculated independently. The Alternative SERP Formula also takes into account the executive’s eligible contributory (or non-contributory) service subject to a maximum of 35 years and provides for an offset of 100 percent of the maximum Social Security benefit available to an individual in the year of retirement, regardless of actual receipt. Only those executives who satisfy certain criteria, including not working for a competitor or otherwise acting in any manner that is not in the best interests of GM, are eligible to receive benefits calculated under the Alternative SERP Formula in lieu of benefits calculated under the Regular SERP Formula. If the executive is eligible for the alternative formula, total tax qualified and non-qualified retirement benefits payable under both SERP formulas are compared, and the executive receives whichever retirement benefit is greater. Both the regular and alternative forms of the SERP benefit are provided under a program that is non-qualified for tax purposes and not pre-funded. Non-qualified benefits under either the regular or the alternative formulas can be reduced or eliminated for both retirees and active employees by the GM Executive Compensation Committee and/or the GM Board of Directors.

Benefits are generally paid in monthly installments as a single life annuity to GM executives retiring as early as age 62 in 2006. If an eligible executive elects to receive the retirement benefits in the form of a 65 percent joint and survivor annuity, the single life annuity amounts generally are reduced by 5 percent to 12 percent, depending upon the age differential between spouses. In addition, certain executives grandfathered under the American Jobs Creation Act of 2004 may elect to receive a portion of the non-qualified SERP benefit paid in a lump sum, calculated using mortality tables and a 7 percent discount rate.

Furthermore, as of a result of the sale of a 51% interest in GMAC, as of November 30, 2006 the GMAC named executives covered under the GM plans (Messrs. Feldstein, Khattri, Muir and Solomon) will cease to accrue pension benefits under the above mentioned plans. Pension benefits for those named executives will be frozen based on their current levels of credited service and compensation as of the transaction closing on November 30, 2006, and will remain with GM.

Effective December 1, 2006, all GMAC executives will participate in a non-qualified “excess” defined contribution plan which will provide for matching and non-matching 401(k) contributions that exceed the limits applicable to the tax-qualified 401(k) plan. In addition, the 2% non-matching contribution will be credited on bonus payments starting with the 2007 bonus payment made in 2008.

ResCap Plans
ResCap employees, including Mr. Paradis, participate in the Employees’ Retirement Plan for GMAC Mortgage Group, Inc., a non-contributory defined benefits pension plan that is subject to the requirements of ERISA. Benefits payable under the plan are based on years of service, average annual base salary (excluding bonuses, long-term incentive plan payouts, fringe benefits, hourly premiums or family allowances) and applicable covered compensation level. For purposes of determining benefits under the plan, average annual base salary is an average of the employee’s base salary over the five highest consecutive years and the covered compensation level is the 35 year average of the taxable wage basis (i.e., the amount of compensation subject to FICA or Social Security Tax withholdings) for the year in which the employee reaches full Social Security retirement age.

Normal retirement benefits under the plan are equal to the sum of:

•	1.1% of average annual pay times the number of years of credited services up to 20 years;

•	1.3% of average annual pay times the number of years of credit services over 20 but less than 30 years;

•	1.0% of average annual pay times the number of years of credited services over 30 years; and

•	0.35% of average annual pay over the covered compensation level times the number of years of credited service up to and including 30 years

Normal retirement age under the GMAC Mortgage Group plan is 65. A participant may retire earlier than age 65, but the benefits received will be reduced based on the participant’s age and years of credited service at the time of retirement. A participant with 20 years of service will be able to receive 100% of the benefit at retirement between ages 62 and 65. Amounts payable are not

GMAC LLC • Form 10-K

subject to any offset or reduction for social security or other offset amounts. The Internal Revenue Service limits the maximum salary that may be used to determine benefits payable under the plan. This limit is currently $210,000 and is adjusted each year. ResCap has not adopted a supplemental employee retirement plan.

The following table summarizes the pension benefits for the named executives.

Pension Benefits
			Present value	Payments
		Number of Years	of accumulated	during last
Name and principal position	Plan name	credited service	benefit (a) (b)	fiscal year

Eric A. Feldstein Chief Executive Officer	GM Salaried Retirement Program	25.4	$421,100	$—
	GM Supplemental Executive Retirement Plan	25.4	$1,900,000	$—

Sanjiv Khattri
Executive Vice President, Chief Financial Officer	GM Salaried Retirement Program	17.4	$226,000	$—
	GM Supplemental Executive Retirement Plan	17.4	$203,100	$—

William F. Muir President	GM Salaried Retirement Program	23.4	$539,400	$—
	GM Supplemental Executive Retirement Plan	23.4	$1,183,300	$—

Bruce Paradis
Executive Vice President Chairman and CEO, ResCap	Employees Retirement Plan
	for GMAC Mortgage Group	16.0	$412,000	$—

William B. Solomon, Jr.
Group Vice President General Counsel	GM Salaried Retirement Program	18.1	$493,700	$—
	GM Supplemental Executive Retirement Plan	18.1	$339,100	$—

(a)	Benefits payable to Messrs. Feldstein, Khattri, Muir and Solomon under the GM Salaried Retirement Program (SRP) and GM Supplemental Executive Pension Plan (SERP) represent the present value of accrued benefits as of December 31, 2006. Payments under these plans are the responsibility of GM and not GMAC LLC. Pension benefits have been displayed above because Messrs. Feldstein, Khattri, Muir and Solomon accrued service and benefits under these plans as former GM employees up through November 30, 2006, the date of the sale of a 51% interest in GMAC. Subsequent to that date, Messrs. Feldstein, Khattri, Muir, and Solomon will cease to accrue pension benefits under the above mentioned plans.. All amounts shown are the present value of a joint surviving annuity. The present value represents the value of the benefit commencing at age 62, the earliest age at which a participant may retire under the plan without any benefit reduction due to age. The other valuation assumptions are consistent with those used by GM for SFAS 158 purposes. Mortality rates are based on GM actual and projected plan experience. The discount rate assumptions used for the calculation of the present value as of December 31, 2006, was 5.95% for the GM SRP and 6.0% for the GM SERP. The change in the actuarial present value of the named executives GM pension plans shown in the Summary Compensation Table on page 137 was calculated comparing the November 30, 2006 present values, using the above noted assumptions, against the present values as of December 31, 2005, which were calculated using a 5.75% discount rate for both the GM SRP and GM SERP.
(b)	Benefits payable to Mr. Paradis under the Employees Retirement Plan for GMAC Mortgage Group Plan represent the present value of accrued benefits as of December 31, 2006. As discussed in the CD&A, the Employees Retirement Plan for GMAC Mortgage Group Plan was frozen as of December 31, 2006, at which time Mr. Paradis ceased to accrue benefits under this plan. All benefits are shown as the amounts to be received at the IRS-determined maximum salary for various years of service if the named executive officer elected to receive a single life annuity. The present value represents the value of the benefit commencing at age 62, the earliest age at which a participant may retire under the plan without any benefit reduction due to age. The other valuation assumptions are consistent with those used by ResCap for SFAS 158 purposes. Mortality rates are based on the Society of Actuaries standard sex distinct mortality table. The discount rate assumptions used for the calculation of the present value as of December 31, 2006 was 6.0%. The change in the actuarial present value of Mr. Paradis’ pension plan shown in the Summary Compensation Table on page 137 was calculated comparing the December 31, 2006 present values, using the above noted assumptions, against the present values as of December 31, 2005, which were calculated using a 5.75% discount rate.

GMAC LLC • Form 10-K

Executive Compensation — Post Employment and Termination Benefits
GMAC maintains certain compensation and benefit plans that will provide payment of compensation to our named executives in the following scenarios. It should be noted that these amounts do not include stock options and CRSUs that have already vested and are reported on pages 142 and 143 in the Outstanding Equity Awards Table, qualified pension plan benefits and GM SERPs disclosed in the Pension Benefits Table, or voluntary deferred compensation reported in the Non-Qualified Deferred Compensation Table.

In the event of a Change in Control (CIC) of GMAC, no payouts would apply to the named executives unless the CIC was accompanied by an involuntary or good reason termination. In that situation, payments for named executives would be identical to the amounts listed in the Involuntary or good reason column. In the event of a GM CIC, GM stock options, open GM LTIP grants and outstanding GM RSUs may be entitled to protection under GM administered and funded plans.

The following tables describe the various potential post employment payments, assuming the triggering event occurred on December 31, 2006.

Eric A. Feldstein, Chief Executive Officer (a)
	Voluntary	Normal	Involuntary or
Executive benefits and	or for cause	retirement	good reason	Death /
payments upon termination	termination	(Age 65)	termination	disability

Compensation
Base salary (b)	$—	$—	$2,400,000	$—
Annual incentive plan (c)	—	—	3,600,000	570,600
Long-term incentives (d)
2004-2006 GM LTIP	—	—	—	—
2005-2007 GM LTIP	—	—	—	213,181
2006-2008 GM LTIP	—	—	—	377,610
Stock options (e)	—	—	—	353,520
Restricted stock units (f)	—	—	2,639,800	771,934
Health care (g)	—	—	11,330	—

Total	$—	$—	$8,651,130	$2,286,845

(a)	As of December 31, 2006, Mr. Feldstein is not eligible to retire under any qualified or non-qualified GMAC or GM retirement plan. Upon termination of employment, he could receive a deferred vested benefit from the GM Salaried Retirement Program, reduced for age if received prior to age 65. This benefit is available to any salaried employee who participants in the plan.
(b)	Mr. Feldstein’s employment agreement provides for a severance payment, in the event of an involuntary or good reason termination, equal to two times base salary.
(c)	Mr. Feldstein’s employment agreement provides for a severance annual incentive payment, in the event of an involuntary or good reason termination, equal to the greater of $600,000 or two times his actual annual incentive earned for the last fiscal year. The table above assumes GMAC annual incentive as depicted on page 133 was earned at target. Annual incentive plan award will be paid out pursuant to plan provisions on a pro-rata basis based on actual performance for death and disability, as described above.
(d)	GM LTIP performance periods are currently forecasted to payout as follows: 2004-2006: 0%; 2005-2007: 50%; 2006-2008: 100%; year-end; amounts calculated using December 31, 2006 GM stock price of $30.72. Terminations resulting from death will be prorated for time worked, will vest immediately, and will be paid out at forecasted performance as soon as practicable.
(e)	Mr. Feldstein has 66,389 unvested stock options as of December 31, 2006; stock options vest immediately upon death; stock options continue original exercise schedule on disability. Unvested options are forfeited for all other categories. The calculated stock option value was determined by the spread between the option grant price and the stock price on December 31, 2006, which was $30.72. Only 36,000 of the 66,389 options had “in-the-money” value.
(f)	Mr. Feldstein has 85,931 stock based GM RSUs valued at $30.72 per share, the closing price of GM stock as of December 31, 2006; pro-rata RSUs vest immediately upon death or disability. In the event of an involuntary or good reason termination, the RSUs pay out in full immediately.
(g)	Mr. Feldstein’s employment agreement provides for the continuance of health-care coverage for 18 months in the event of an involuntary termination or a voluntary termination with good reason. Health-care continues for disability period.

GMAC LLC • Form 10-K

Sanjiv Khattri, Chief Financial Officer (a)
	Voluntary	Normal	Involuntary or
Executive benefits and	or for cause	retirement	good reason	Death /
payments upon termination	termination	(Age 65)	termination	disability

Compensation
Base salary (b)	$—	$—	$1,400,000	$—
Annual incentive plan (c)	—	—	1,800,000	228,400
Long-term incentives (d)
2004-2006 GM LTIP	—	—	—	—
2005-2007 GM LTIP	—	—	—	43,300
2006-2008 GM LTIP	—	—	—	67,891
Stock options (e)	—	—	—	54,206
Restricted stock units	—	—	—	—
Health care (f)	—	—	11,330	—

Total	$—	$—	$3,211,330	$393,797

(a)	As of December 31, 2006, Mr. Khattri is not eligible to retire under any qualified or non-qualified GMAC or GM retirement plan. Upon termination of employment, he could receive a deferred vested benefit from the GM Salaried Retirement Program, reduced for age if received prior to age 65. This benefit is available to any salaried employee who participants in the plan.
(b)	Mr. Khattri’s employment agreement provides for a severance payment, in the event of an involuntary or good reason termination, equal to two times base salary.
(c)	Mr. Khattri’s employment agreement provides for a severance annual incentive payment, in the event of an involuntary or good reason termination, equal to the greater of $350,000 or two times his actual annual incentive earned for the last fiscal year. The table above assumes GMAC annual incentive as depicted on page 133 was earned at target. Annual incentive plan award will be paid out pursuant to plan provisions on a pro-rata basis based on actual performance for death and disability, as described above.
(d)	GM LTIP performance periods are currently forecasted to payout as follows: 2004-2006: 0%; 2005-2007: 50%; 2006-2008: 100%; year-end; amounts calculated using December 31, 2006 GM stock price of $30.72. Terminations resulting from death will be prorated for time worked, will vest immediately, and will be paid out at forecast performance as soon as possible.
(e)	Mr. Khattri has 12,618 unvested stock options as of December 31, 2006; stock options vest immediately upon death; stock options continue original exercise schedule on disability. Unvested options are forfeited for all other categories. The calculated stock option value was determined by the spread between the option grant price and the stock price on December 31, 2006, which was $30.72. Only 5,520 of the 12,618 options had “in-the-money” value.
(f)	Mr. Khattri’s employment agreement provides for the continuance of health-care coverage for 18 months in the event of an involuntary termination or a voluntary termination with good reason. Health-care continues for disability period.

William Muir, President (a)
	Voluntary	Normal	Involuntary or
Executive benefits and	or for cause	retirement	good reason	Death /
payments upon termination	termination	(Age 65)	termination	disability

Compensation
Base salary (b)	$—	$—	$1,700,000	$—
Annual incentive plan (c)	—	—	2,300,000	303,600
Long-term incentives (d)
2004-2006 GM LTIP	—	—	—	—
2005-2007 GM LTIP	—	—	—	100,332
2006-2008 GM LTIP	—	—	—	99,963
Stock options (e)	—	—	—	117,840
Restricted stock units	—	—	—	—
Health care (f)	—	—	11,330	—

Total	$—	$—	$4,011,330	$621,735

(a)	As of December 31, 2006, Mr. Muir is not eligible to retire under any qualified or non-qualified GMAC or GM retirement plan. Upon termination of employment, he could receive a deferred vested benefit from the GM Salaried Retirement Program, reduced for age if received prior to age 65. This benefit is available to any salaried employee who participants in the plan.
(b)	Mr. Muir’s employment agreement provides for a severance payment, in the event of an involuntary or good reason termination, equal to two times base salary.
(c)	Mr. Muir’s employment agreement provides for a severance annual incentive payment, in the event of an involuntary or good reason termination, equal to the greater of $425,000 or two times his actual annual incentive earned for the last fiscal year. The table above assumes GMAC annual incentive as depicted on page 133 was earned at target. Annual incentive plan award will be paid out pursuant to plan provisions on a pro-rata basis based on actual performance for death and disability, as described above.
(d)	GM LTIP performance periods are currently forecasted to payout as follows: 2004-2006: 0%; 2005-2007: 50%; 2006-2008: 100%; year-end; amounts calculated using December 31, 2006 GM stock price of $30.72. Terminations resulting from death will be prorated for time worked, will vest immediately, and will be paid out at forecast performance as soon as possible.
(e)	Mr. Muir has 27,728 unvested stock options as of December 31, 2006; stock options vest immediately upon death; stock options continue original exercise schedule on disability. Unvested options are forfeited for all other categories. The calculated stock option value was determined by the spread between the option grant price and the stock price on December 31, 2006, which was $30.72. Only 12,000 of the 27,728 options had “in-the-money” value.
(f)	Mr. Muir’s employment agreement provides for the continuance of heath-care coverage for 18 months in the event of an involuntary termination or a voluntary termination with good reason. Health-care continues for disability period.

GMAC LLC • Form 10-K

Bruce Paradis, ResCap Chief Executive Officer (a)
	Voluntary	Normal	Involuntary or
Executive benefits and	or for cause	retirement	good reason	Death /
payments upon termination	termination	(Age 65)	termination	disability

Compensation
Base salary (b)	$—	$—	$487,500	$—
Annual incentive plan (c)	—	—	800,000	—
Long-term incentives (d)
2002-2004 ResCap LTIP	—	—	—	2,031,200
2003-2005 ResCap LTIP	—	—	—	3,797,500
2004-2006 ResCap LTIP		—	—	—
2005-2007 ResCap LTIP	—	—	—	—
2006-2008 ResCap LTIP		—	—	—
Health care (e)	—	—	11,330	—

Total	$—	$—	$1,298,830	$5,828,700

(a)	As of December 31, 2006, Mr. Paradis is not eligible to retire under any qualified or non-qualified GMAC or ResCap vested benefit from the ResCap Salaried Retirement Program, reduced for age if received prior to age 65. This benefit is available to any salaried employee participants in the plan.
(b)	Severance provisions in plan, in the event of an involuntary or good reason termination, provide for 125% of base salary plus bonus treatment as described below.
(c)	Annual incentive plan award will be paid out pursuant to plan provisions on a pro-rata basis based on actual performance for certain types of terminations, as described above. There is no earned payout for 2006. Severance provisions in plan, in the event of an involuntary or good reason termination, provide for the greater of 50% target GMAC annual incentive as depicted on page 133 or actual performance payout.
(d)	ResCap LTIP installments for closed plans are paid out immediately in event of death and paid out according to plan for retirement or disability. Retirement, death or disability provide for a pro-rated payout based on time worked.
(e)	Health-care coverage continues for 18 months in the event of a CIC termination. Health-care continues for disability period.

William Solomon, General Counsel (a)
	Voluntary	Normal	Involuntary or
Executive benefits and	or for cause	retirement	good reason	Death /
payments upon termination	termination	(Age 65)	termination	disability

Compensation
Base salary (b)	$—	$—	$750,000	$—
Annual incentive plan (c)	—	—	400,000	169,700
Long-term incentives (d)
2004-2006 GM LTIP	—	—	—	—
2005-2007 GM LTIP	—	—	—	37,448
2006-2008 GM LTIP	—	—	—	43,837
Stock options (e)	—	—	—	39,575
Restricted stock units	—	—	—	—
Health care (f)	—	—	11,330	—

Total	$—	$—	$1,161,330	$290,560

(a)	As of December 31, 2006, Mr. Solomon is not eligible to retire under any qualified or non-qualified GMAC or GM retirement plan. Upon termination of employment, he could receive a deferred vested benefit from the GM Salaried Retirement Program, reduced for age if received prior to age 65. This benefit is available to any salaried employee who participants in the plan.
(b)	Severance provisions in plan, in the event of an involuntary or good reason termination, provide for two times base salary plus bonus treatment as described below.
(c)	Severance provisions in plan, in the event of an involuntary or good reason termination, provide for the greater of target GMAC annual incentive as depicted on page 133 or actual performance payout less any paid retention dollars (retention plan pays in four equal quarterly payments beginning February 2007). Annual incentive plan award will be paid out pursuant to plan provisions on a pro-rata basis based on actual performance for death and disability as described above.
(d)	GM LTIP performance periods are currently forecasted to payout as follows: 2004-2006: 0%; 2005-2007: 50%; 2006-2008: 100%; amounts calculated using December 31, 2006 GM stock price of $30.72. Terminations resulting from death will be prorated for time worked, will vest immediately, and will be paid out at forecasted performance as soon as practicable.
(e)	Mr. Solomon has 9,479 unvested stock options as of December 31, 2006; stock options vest immediately upon death; stock options continue original exercise schedule on disability. Unvested options are forfeited for all other categories. The calculated stock option value was determined by the spread between the option grant price and the stock price on December 31, 2006, which was $30.72. Only 4,030 of the 9,479 options had “in-the-money” value.
(f)	Health-care coverage continues for 18 months in the event of a CIC termination. Health-care continues for disability period.

GMAC LLC • Form 10-K

Director Compensation
Prior to the sale of a 51% interest in GMAC as of November 30, 2006, we operated as a wholly owned subsidiary of GM, and the GMAC Board of Directors was comprised solely of GM and GMAC employees who did not receive incremental compensation associated with their director roles.

Subsequent to the completion of the sale of a 51% interest in GMAC, the composition of the membership of the Board changed as outlined below. During 2006, none of the Board received any compensation for services. Starting in 2007, each independent board member will receive an annual retainer of $120,000. As Audit Committee Chairman, Mr. Duggan will receive an additional retainer of $40,000 annually, and Mr. Hirsch will receive an additional retainer of $20,000 for his participation as a member of the Audit Committee.

The Board includes four members from General Motors (Messrs. Wagoner, Henderson, Borst and LaNeve) as well as four members of FIM Holdings (Messrs. Neporent, Tessler, Bruno and Plattus). Given GM and FIM Holdings ownership interest in GMAC, retainers will not be paid to these individuals in the capacity as board members.

Directors will be reimbursed for travel expenses incurred in conjunction with their duties as directors. Furthermore, GMAC will provide the broadest form of indemnification under Delaware law under which liabilities may arise as a result of their role on the GMAC board, as well as payments for reimbursements for expenses incurred by a Director in defending against claims in connection with their role, given the Director satisfies the statutory standard of care.

Item 12. Security Ownership of Certain
Beneficial Owners and Management and
Related Stockholder Matters
FIM Holdings owns all 51,000 Class A Interests (a 51% ownership interest in us) and GM, through a wholly-owned subsidiary of GM, owns all 49,000 Class B Interests (a 49% ownership interest in us). We have further authorized 2,110,000 Preferred Interests. In connection with the Sale Transactions, FIM Holdings purchased 555,000 Preferred Interests for a cash purchase price of $500 million and GM and GM Preferred Finance Co. Holdings, Inc., a wholly-owned subsidiary of GM, purchased 1,555,000 Preferred Interests of us for a cash purchase price of $1.4 billion. Please refer to Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for further details regarding security ownership of the Company. For details with respect to security ownership of management, refer to Item 11, Executive Compensation for further details.

Item 13. Certain Relationships and Related Transactions
We have provided below a summary of the significant agreements and transactions with related persons.

Completion of Sale of 51% of GMAC
On November 30, 2006, GM sold a 51% interest in us for approximately $7.4 billion to FIM Holdings. FIM Holdings is an investment consortium led by Cerberus FIM Investors, LLC, the sole managing member, Citigroup Inc., Aozora Bank Ltd., and a subsidiary of The PNC Financial Services Group, Inc.

Prior to consummation of the Sale Transactions, (i) we distributed to GM certain assets with respect to automotive leases owned by us and our affiliates having a net book value of $4.0 billion and related deferred tax liabilities of $1.8 billion. The distribution consisted of $12.6 billion of U.S. operating lease assets, $1.5 billion of restricted cash and miscellaneous assets and a $10.1 billion note payable, (ii) GM assumed or retained certain of our post-employment welfare benefits, (iii) we transferred to GM certain entities that hold a fee interest in certain real properties, (iv) we made distributions to GM for a portion of our net income from September 30, 2005 to the date of consummation of the Sale Transactions, (v) GM and its subsidiaries repaid certain indebtedness owing to us such that the specified unsecured obligations owing to us and our subsidiaries from GM and its U.S. subsidiaries are no greater than $1.5 billion (actual exposure of $749 million at December 31, 2006) and (vi) we made a one-time distribution to GM of approximately $2.7 billion of cash primarily to reflect the increase in our equity value resulting from the elimination of a portion of our net deferred tax liabilities arising from our conversion and certain of our subsidiaries to limited liability company form. The total value of the cash proceeds and distributions to GM after repayment of certain inter-company obligations but before it purchased preferred limited liability company interests of us is expected to be approximately $14.1 billion over three years, comprised of the $7.4 billion purchase price, the $2.7 billion cash dividend and other transaction-related cash flows including the monetization of certain retained assets.

In 2006, as part of the Sale Transactions, GMAC was able to further diversify our funding through the issuance of $2.1 billion in preferred interests to FIM Holdings, GM and GM Finance Co. Holdings, Inc. Additionally, as a result of the Sale Transactions and improved credit ratings, our unsecured credit spreads tightened.

In connection with the Sale Transactions, each of Eric A. Feldstein, William F. Muir, Sanjiv Khattri, Barbara J. Stokel and Mark F. Bole voluntarily resigned from our Board on the closing date. Following these manager resignations, each of the following was elected to our Board: Frank W. Bruno, T. K. Duggan, Douglas A. Hirsch, Michael Klein, Ezra Merkin, Mark A. Neporent, Seth P. Plattus, Robert W. Scully and Lenard B. Tessler. Mr. Merkin is Chairman of the Board. In addition, G. Richard Wagoner, Jr., Frederick A. Henderson, Mark R. LaNeve and Walter G. Borst remain as members of our Board. The audit committee of the Board is comprised of T. K. Duggan and Douglas A. Hirsch. The compensation committee of the Board is comprised of Mark A. Neporent, Lenard B. Tessler and Frederick A. Henderson.

Distribution of Operating Lease Assets
In connection with the sale by GM of a 51% interest in GMAC, on November 22, 2006, GMAC transferred certain GMAC U.S. lease

GMAC LLC • Form 10-K

assets, along with related secured debt to GM and other assets as described in Notes 8, 11 and 12,respectively. GMAC retained an investment in a note ($471 million at December 31, 2006) secured by the lease assets distributed to GM as described in Note 5. GMAC will continue to service the assets and related secured debt on behalf of GM and will receive a fee for this service. As it does for other securitization transactions, GMAC is obligated as servicer to repurchase any lease asset that is in breach of any of the covenants of the securitization documents. In addition, in a number of the transactions securitizing the lease assets transferred to GM, the trusts issued one or more series of floating rate debt obligations and entered primary derivative transactions to remove the market risk associated with funding the fixed payment lease assets with floating interest rate debt. To facilitate these securitization transactions, GMAC entered into secondary derivative transactions with the original derivative counterparties, essentially offsetting the primary derivatives. As part of the distribution, GM assumed the rights and obligations of the primary derivative while GMAC retained the secondary, leaving both companies exposed to market value movements of their respective derivatives. GMAC and GM have subsequently entered into derivative transactions with each other that are intended to offset the exposure each party has to its component of the primary and secondary derivatives.

Significant Agreements
Termination of GMAC Operating Agreement
Concurrently with the Sale Transactions, GM sent us a notice terminating the Operating Agreement entered into on October 22, 2001, effective four years from the date of the notice. This Operating Agreement, which was previously filed as Exhibit 10 to our Current Report on Form 8-K dated as of October 23, 2001 (File No. 1-3754), governs certain aspects of the relationship between GM and us. As a result of the Sale Transaction, the critical terms of this Operating Agreement have been incorporated into various services agreements between GM and us, as well as the Amended and Restated Limited Liability Company Operating Agreement of GMAC. Therefore, the Operating Agreement is obsolete.

Amended and Restated Limited Liability Company
Operating Agreement
On November 30, 2006, GMAC and the holders of its Common Equity Interests (the Members) entered into an Amended and Restated Limited Liability Company Operating Agreement (the LLC Agreement). The LLC Agreement is our primary operating document and contains the understandings and agreements of the Members regarding our governance and operations.

Pursuant to the LLC Agreement, our Board consists of 13 members — six appointed by FIM Holdings, four appointed by GM, and three independent members, two of whom are appointed by FIM Holdings and one by GM. Our Chief Executive Officer and Chief Financial Officer will be appointed by a majority of the Board members appointed by FIM Holdings following discussion with the Board members appointed by GM. The Board members appointed by GM will have the right to object to the appointment of any individual if such members reasonably believe that such individual is not properly qualified, in which case the Board members appointed by FIM Holdings will propose another individual. The President, Auto Finance of GMAC, will be jointly appointed by FIM Holdings and GM. All our other officers will be appointed by the Board.

The LLC Agreement requires us to make certain distributions to the Members. Unless the Board suspends the payment of the accrued yield of our Preferred Interests with respect to any one or more fiscal quarters (either with the consent of GM and FIM Holdings or because it will result in capital falling below the required minimum amount), distributions of such accrued yield for the immediately preceding quarter will be distributed to the holders of our Preferred Interests on a pro rata basis. In addition, unless otherwise agreed by GM and FIM Holdings or if the accrued yield of our Preferred Interests for any fiscal quarter is not fully paid to the holders of our Preferred Interests as described in the second sentence of this paragraph, up to and including December 31, 2008, at least 40%, and, after December 31, 2008, at least 70%, of the excess of (A) the net financial book income of us and our subsidiaries generated in any fiscal quarter, over (B) the amount of yield distributed to the holders of our Preferred Interests in such fiscal quarter as described in the second sentence of this paragraph, will be distributed to the holders of our Common Equity Interests in accordance with the distribution priorities set forth in clauses
(iii) and (iv) of the immediately succeeding paragraph. After December 31, 2008, until December 31, 2011, we will, subject to certain limitations, issue additional Preferred Interests to FIM Holdings in lieu of certain cash distributions to be made pursuant to the immediately preceding sentence with respect to approximately 47,814 of the Class A Common Equity Interests beneficially owned by FIM Holdings. However, any distribution that would reduce our equity capital below a certain required capital amount (approximately net book value at November 30, 2006) requires the approval of a majority of the independent Board members.

Upon the consummation of a sale of us or the dissolution of us, all available cash resulting from such sale of us or from any source during the period of winding up of us will be distributed to (i) first, to the holders of our Preferred Interests in an amount equal to the quarterly yield amounts for the immediately preceding quarter that were not paid to the holders of our Preferred Interests pro rata in accordance with the number of our Preferred Interests held by each holder, (ii) second, to the holders of our Preferred Interests in an amount equal to initial capital amount of our Preferred Interests pro rata in accordance with the number of our Preferred Interests held by each holder, (iii) third, to the holders of our Class A and Class B Common Equity Interests in an amount up to $14.4 billion (subject to adjustment) plus a 10% per annum compound rate of return thereon, pro rata in accordance with the number of our Common Equity Interests held by each such holder and (iv) thereafter, to the holders of the Class A and Class B Common Equity Interests and the Class C Common Equity Interests, pro rata in accordance with the number of such equity interests held by each such holder.

The LLC Agreement also provides that certain of our corporate actions require the consent of GM and FIM Holdings, including, without limitation, (i) a sale of us, (ii) any transfer of our equity

GMAC LLC • Form 10-K

interests by FIM Holdings prior to November 30, 2011, (iii) any primary issuance of equity interests that would dilute GM’s ownership below certain levels, (iv) significant mergers, consolidations, divestitures and acquisitions and (v) any material new line of business. The foregoing description of the LLC Agreement is qualified by reference to the LLC Agreement, a copy of which was filed as Exhibit 4.1 to our Form 8-K dated November 30, 2006, and which is incorporated by reference herein.

United States Consumer Financing Services Agreement
On November 30, 2006, in connection with the Sale Transactions, GM entered into a United States Consumer Financing Services Agreement (the U.S. Financing Agreement) with us.

We provide, among other services, auto finance services directly or indirectly to GM-franchised dealers and their customers. The U.S. Financing Agreement establishes a framework for negotiating, documenting, administering and enforcing future transactions and other dealings between GM and GMAC related to consumer financing for the purchase and lease of GM products in the United States. Under the U.S. Financing Agreement, which is designed to preserve the customer loyalty and dealer support benefits that historically accrued to GM as an automobile manufacturer with an exclusive financing subsidiary, GMAC will continue to finance a broad spectrum of consumer credits, consistent with current and historical practice, and will receive a negotiated return. GMAC will also continue to provide full and fair consideration to consumer credit applications received from GM-franchised dealers and purchase such contracts in accordance with GMAC’s usual and customary standards for creditworthiness, consistent with current and historical practice. The decision of whether to approve a particular application and/or purchase a particular contract will be made by GMAC in its sole discretion.

In addition, the U.S. Financing Agreement provides that, subject to certain conditions and limitations, whenever GM offers vehicle financing and leasing incentives to customers (e.g., lower interest rates than market rates), it will do so exclusively through GMAC, with the exception of Saturn-branded products. GM will set the terms and conditions and eligibility of all such incentive programs. So long as such exclusivity remains in effect in the United States, GMAC will make to GM, annually in arrears, a payment of $75 million. As of December 31, 2006, we had accrued $6.3 million related to these exclusivity payments.

In consideration of GMAC’s exclusive relationship with GM for vehicle financing and leasing incentives for consumers, GMAC has agreed to certain targets, and under certain conditions, GMAC’s failure to meet such targets will result in the imposition of certain fees and other monetary consequences under the U.S. Financing Agreement. In addition, GM has the right to revoke GMAC’s exclusivity in whole or in part if GMAC fails to meet these targets. In the event such exclusivity is eliminated or reduced in accordance with the terms of the U.S. Financing Agreement, the $75 million annual payment will be reduced.

The U.S. Financing Agreement also provides for certain residual support payments from GM to GMAC with respect to leased vehicles and vehicles sold pursuant to balloon retail installment sale contracts for purposes of increasing a vehicle’s contract residual value above certain thresholds.

Under the terms of the U.S. Financing Agreement, GM and GMAC have created a coordinating committee, composed of members designated by each of GM and GMAC, to consider joint policies and programs and coordinate joint activities between the parties in the United States related to consumer financing.

The initial term of the U.S. Financing Agreement expires on November 30, 2016, and thereafter will be automatically renewed for successive periods of one year unless the U.S. Financing Agreement is terminated by GM or GMAC at the end of a term, such termination requiring three years’ notice, or otherwise in accordance with its terms.

The foregoing description of the material terms of the U.S. Financing Agreement is qualified by reference to the U.S. Financing Agreement, a copy of which was filed as Exhibit 10.1 to our Form 8-K dated November 30, 2006, and which is incorporated by reference herein.

Miscellaneous Services Agreements
We have entered into various services agreements with GM that are designed to document and maintain the current and historical relationship between us. We are required to pay GM fees in connection with certain of these agreements related to our financing of GM consumers and dealers in certain parts of the world. As of December 31, 2006, we had accrued $1.25 million related to these fees.

Trademark License Agreement
On November 30, 2006, in connection with the Sale Transactions, GM entered into an Intellectual Property License Agreement (the License Agreement) with us. The License Agreement sets forth the terms of certain licenses granted to GMAC by GM and to GM by GMAC with respect to their respective trademarks and other intellectual property. The initial term of the License Agreement expires on November 30, 2016, and thereafter will be automatically renewed for successive periods of one year unless the License Agreement is terminated by GM or GMAC at the end of a term, such termination requiring three years’ notice, or otherwise in accordance with its terms.

Under the License Agreement:

A.	GM grants to GMAC:

i.	a non-exclusive, non-transferable, royalty-free and worldwide license to use and display certain “nameplate trademarks” (e.g., GENERAL MOTORS, GM, BUICK, CADILLAC, CHEVROLET) for the sole purpose of performing, marketing, advertising or promoting the services contemplated by the services agreements entered into in connection with the Transactions and certain financial services provided in Mexico to purchasers of GM products,

GMAC LLC • Form 10-K

ii.	an exclusive, non-transferable and royalty-bearing license to use and display certain of GM’s trademarks solely in the United States and solely in connection with the operation, marketing, advertising or promoting of GMAC’s GM Protection Plan and GM Motor Club businesses. As of December 31, 2006, we have accrued a payable to GM in the amount of $1.4 million.

iii.	an exclusive, non-transferable, royalty-free and worldwide license to use and display the GMAC name and logo in connection with the operation, marketing, advertising or promoting of its current automotive and non-automotive finance, lease, insurance, banking, mortgage and lending businesses, and

iv.	a non-exclusive, non-transferable, royalty-free and worldwide license to use the “GENERAL MOTORS” and “GM” names as part of its trade names or business names. This license terminates fifteen months from the effective date of the License Agreement, except with respect to GMAC’s use of “GENERAL MOTORS” as part of “GENERAL MOTORS ACCEPTANCE CORPORATION” in the United States and Canada.

B.	GMAC may request a license to use the GMAC name and logo in connection with any new financial services business or in connection with providing services to third party motor vehicle manufacturers. GM will then determine, in its sole discretion, whether to grant such additional licenses and whether any such grant will be royalty-bearing.

C.	GMAC grants to GM a non-exclusive, non-transferable, royalty-free and worldwide license to use and display GMAC’s trademarks in connection with GM’s promotional activities to reference the services being performed by GMAC under the United States Consumer Financing Services Agreement and certain other agreements entered into in connection with the Transactions.

D.	GM and GMAC grant to each other non-exclusive, non-transferable, royalty-free and worldwide licenses under certain of their respective patents, copyrights and other intellectual property, excluding trademark rights, currently used by GM and GMAC in the conduct of their respective businesses or in connection with the services being performed by GMAC or GM, respectively, under the United States Consumer Financing Services Agreement and certain other agreements entered into in connection with the Transactions and promotional activities associated with such services.

E.	GMAC may sublicense the “GMAC” trademark, name and logo to its subsidiaries and certain categories of third parties, subject to the terms and conditions of the License Agreement.

The foregoing description of the material terms of the License Agreement is qualified by reference to the License Agreement, a copy of which was filed as Exhibit 10.2 to our Form 8-K filed November 30, 2006, and which is incorporated herein by reference herein.

Other Relationships and Transactions
GM Option
GM retains an option, for 10 years, to repurchase certain assets from us related to the Automotive Finance operations of our North American Operations and our International Operations. GM’s exercise of the option is conditional on GM’s credit rating being investment grade, or higher than our credit rating. The call option price will be calculated as the higher of (i) fair market value or (ii) 9.5 times the consolidated net income of our Automotive Finance operations in either the calendar year the call option is exercised or the calendar year immediately following the year the call option is exercised.

Products and Services Provided to GM
We provide various products and services to GM on terms comparable to those we provide to third parties. Except as described below, we expect to continue to provide these services to GM on an ongoing basis. These products and services include the following:

•	We provide wholesale and term loan financing to dealerships that are either wholly owned by GM or in which GM has a controlling interest. The majority of these dealerships are located in the United States. As of December 31, 2006, finance receivables and loans to U.S. dealerships owned or majority owned by GM totaled approximately $1.1 billion.

•	We provide wholesale financing for certain GM products. The terms of these wholesale settlements for certain products are at shipment date, and we collect interest from GM to the extent settlements are made prior to the expiration of transit. We received interest on wholesale settlements of $183.2 million for the year ended December 31, 2006.

•	We provide operating leases to GM affiliated entities including vehicles, buildings, and other equipment with a net book value of $290.1 as of December 31, 2006. Lease revenues of $11.0 million were received during the year ended December 31, 2006.

•	We received interest on notes receivable from GM of $282.4 million during the year ended December 31, 2006.

•	During 2000, we entered into a sixteen-year lease arrangement with GM, under which we agreed to fund and capitalize improvements to three Michigan GM leased properties totaling $1.3 billion over four years. On October 31, 2006, in connection with the sale, we made a dividend to GM of these Michigan GM leased properties. Lease revenues of $78.6 million were received during the year ended December 31, 2006.

•	We have other lease arrangements whereby we lease facilities to GM whereby we have advanced $28.2 million. We receive leasing revenues under these arrangements for which we recognized lease property revenues of $2.9 million for the year ended December 31, 2006.

•	Under the terms of the Purchase and Sale Agreement between GM and FIM Holdings, the tax sharing agreement between GM

GMAC LLC • Form 10-K

and ourselves was terminated as of November 30, 2006. Terms of the sale agreement stipulate that GM will indemnify us for any tax liabilities related to periods prior to November 30, 2006, that would be in excess of those established as of the sale date. Additionally, net tax related assets consisting of tax deposits, claims and contingencies for the converting entities have been transferred to GM through equity totaling $107 million.

•	For the eleven months ending November 30, 2006 and years ending 2004 and 2005, GM had consolidated federal net operating losses. After GM utilized all prior year federal carryback potential, the remaining net operating losses were carried forward. The consolidated federal net operating losses also created charitable contribution deduction and foreign tax credit carryforwards. Pursuant to the tax sharing agreement between GM and us, our consolidated allocation of tax attributes from GM for this time period’s federal net operating losses (due to certain loss subsidiaries), charitable contributions deduction and foreign tax credits are carried forward for our subsidiaries that remain separate U.S. tax paying entities. For the Company and certain subsidiaries which have converted to limited liability companies and have elected to be treated as pass-through entities, tax attributes totaling $1.1 billion were sent as a dividend to GM. For comparative purposes, at December 31, 2005, we had an intercompany tax receivable from GM of $690 million. The receivable was comprised of federal net operating loss carryforward of $611 million, charitable contributions carryforward of $12 million and foreign tax credit carryforward of $67 million.

•	In certain states we provide insurance to GM for mechanical service contracts and for which we have received insurance premiums of $334.1 million for the year ended December 31, 2006.

•	In connection with the resale of rental car repurchases for GM, we receive servicing fees. We received service fee income of $17.5 million for the year ended December 31, 2006.

•	GM uses our global relocation services for certain relocations of their employees. GM paid approximately $8.6 million for such services during the year ended December 31, 2006. In addition, GM paid mortgage-related fees for their employees of $11.0 million during the year ended December 31, 2006. As of December 31, 2006, we recorded a receivable for these services from GM in the amount of $10.8 million.

•	We participate in a marketing program designed to generate incremental GM and Saturn vehicle sales. We will accept incremental risk on these targeted transactions to assist GM and Saturn dealers in delivering these vehicles. In exchange for accepting this risk, GM will compensate us at a flat rate for each contract. As of December 31, 2006 we have recorded a receivable in the amount of $1.8 million.

•	GM may elect to sponsor financing incentive programs for wholesale dealer financing, primarily in our International Operations. This is known as wholesale subvention. We received wholesale subvention and services fees of $206.5 million for the year ended December 31, 2006.

Support Services Provided by GM
GM historically has provided a variety of support services for our business, and we reimburse GM for the costs of providing these services to us. In addition, GM supports us by reimbursing us for certain programs it has with its customers or for expenses we may experience due to their business operations. The services GM provides us, including reimbursement arrangements, include:

•	GM may elect to sponsor incentive programs (on both retail contracts and leases) by supporting financing rates below standard rates at which we purchase retail contracts. In addition under residual support programs, GM may upwardly adjust residual values above the standard lease rates. Out of our total new retail and lease contracts in North America and International, 90% and 49%, respectively had rate or residual incentives for the year ended December 31, 2006.

•	GM provides lease residual value support as a marketing incentive to encourage consumers to lease vehicles. GM reimburses us for its portion of the increased residual values to the extent remarketing sale proceeds are less than the contract residual at termination. GM reimbursed us $749.3 million in residual support for the year ended December 31, 2006.

•	We paid interest on loans from GM of $49.7 million during the year ended December 31, 2006.

•	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle. Under these programs, GM waives the customer’s remaining payment obligation and compensates us for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle. We reported net financing revenue from this compensation program of $74.4 million for the year ended December 31, 2006.

•	GM reimburses us for certain selling expenses we may incur on certain vehicles sold by us at auction. We received reimbursements of $29.3 million for the year ended December 31, 2006.

•	GM occasionally provides payment guarantees on certain commercial and dealer loans and receivables GMAC has outstanding. The amount of commercial and dealer loans and receivables covered by a GM guarantee was $94.1 million as of December 31, 2006.

•	Certain arrangements exist whereby GM accounts for the sale of a vehicle at the time the vehicle is sold to us and delivered to a dealer on a consignment arrangement from us. GM provides us with a guaranteed right of return for this inventory. As of December 31, 2006, we have $150.6 million of vehicles with this right of return. Similar arrangements exist whereby GM has provided us with an option to take back the vehicles.

•	We provided Delayed Payment Plan financing to dealers for their acquisition of vehicles from GM. The dealers sold these vehicles to Alamo Rent-a-Car, National Car Rental Systems, Inc., and Vanguard Car Rental USA, Inc. The dealers assigned to GMAC their rights to payment for the vehicles purchased by these entities. Therefore, GMAC can legally compel these entities to pay GMAC for the vehicles financed by the dealers. GM has

GMAC LLC • Form 10-K

guarantied these payment obligations of these entities, to the extent incurred through December 31, 2006. As of December 31, 2006, these obligations amount to $121 million.

•	General Motors Investment Management Corporation (GMIMCo), an indirect wholly-owned subsidiary of GM, provides asset management services to GMAC with respect to the investment of assets related to premiums and other revenues from our Insurance operations. The fees paid to GMIMCo for these services are based on GMIMCo’s costs associated with managing those assets, which varies from year to year. With respect to GMIMCo’s management of these insurance assets, we incurred expenses of $2.5 million for the year ended December 31, 2006.

•	Certain of our employees were eligible to participate in various domestic and foreign pension plans of GM. As we were a participating employer in these plans, GM allocated to us a portion of their pension expense which is made on a pro-rata basis and, as such, is impacted by the various assumptions (discount rate, return on plan assets, etc.) that GM utilized in determining its pension obligation. On March 7, 2006, GM announced that, effective immediately, it would freeze accrued pension benefits for U.S. salaried employees. Effective November 30, 2006, upon completion of the sale, our employees were no longer eligible to participate in these pension plans. Further, pursuant to the purchase and sale agreement we transferred, froze or terminated a significant portion of our non-GM sponsored defined benefit plans during 2006.

•	We and certain of our subsidiaries participated in various postretirement medical, dental, vision and life insurance plans of GM. Effective November 30, 2006, upon completion of the sale, our employees were no longer eligible to participate in GM’s postretirement plans. Prior to the sale, GM agreed to assume or retain approximately $801 million of other liabilities related to U.S. and Canadian based GM sponsored other postretirement benefit programs, as well as approximately $302 million of related deferred tax assets, which was recorded as a capital contribution.

•	GM provides us certain other services and facilities services for which we reimburse them. We made reimbursement payments to GM of $64.5 million for the period ended December 31, 2006.

•	GM provides us certain marketing services for which we reimburse them. We made reimbursement payments to GM of $38.5 million for the period ended December 31, 2006.

•	GM has provided us certain legal, real estate, and tax services for which we paid GM $2.6 million during the year ended December 31, 2006.

•	We have accounts payable to GM which include wholesale settlements payments to GM, subvention receivables due from GM and notes payable. The net balance outstanding for accounts payable was ($88.1) million for the year ended
December 31, 2006.

Credit Arrangements and Other Amounts Due from or Owed to GM
We have historically entered into various financing arrangements with GM. Currently such arrangements include:

•	GM had a $4 billion revolving line of credit from us that expired September 15, 2006. Subsequently, this revolving line of credit was not renewed. This credit line had previously been used for general operating and seasonal working capital purposes and to reduce external liquidity requirements.

•	Prior to November 2006 GMAC Bank (Germany) was legally owned by AOAG (a subsidiary of GM). Under the Dividend and Operating Agreement signed in December 2000, GM was to make payments to us equal to the dividends paid by GMAC Bank (Germany) to AOAG. We received $197 million from GM related to an accumulated amount paid by GMAC Bank Germany to AOAG since 2001.

In addition, we have other financing arrangements with GM with outstanding receivables totaling $2.0 billion for the year ended December 31, 2006. These receivables include certain of our borrowing arrangements with GM Opel, vehicles consigned at dealerships, our funding of GM company-owned vehicles, rental car vehicles awaiting sale at auction, as well as amounts related to GM’s trade supplier finance program, and amounts related to other arrangements.

•	We provide wholesale financing to GM for vehicles in which GM retains title while the vehicles are consigned to GMAC or dealers in the United Kingdom and Italy. The financing to GM remains outstanding until title is transferred to the dealers. The amount of financing provided to GM by GMAC under this arrangement varies based on inventory levels. As of December 31, 2006, the amount of this financing outstanding was $1.8 billion.

•	In April 2006, we provided $1.4 billion in funding to GM so that GM could make a payment on the residual value of vehicles. Interest was charged at a rate of 8.55% and was accrued from the time of funding until the balance was paid in November 2006. There is no outstanding balance as of December 31, 2006.

•	GMAC International Finance provided funding to Opel Eisenach GmbH (a subsidiary of GM), under a Facility Agreement dated June, 2003. Similarly, Opel Eisenach GmbH had a series of Facility Agreements with our subsidiaries in Germany. Under the terms of these agreements, Opel Eisenach GmbH could lend to our German subsidiaries. The agreement was terminated in October 2006.

•	We were party to a Special Vehicle Financing Loan and Security Agreement dated March 31, 1998, pursuant to which GM obtains financing from us for motor vehicles held in inventory by GM for development, testing, exhibition, evaluation, promotion, use, sale, and the like. Pursuant to the agreement, GM may finance up to $1.8 billion under this agreement. The agreement was terminated in October 2006. We continue to be parties to similar agreements in Europe with terms substantially similar to the Special Vehicle Financing Loan and Security Agreement.

•	We were party to a letter agreement (the Rental Fleet Agreement), dated March 15, 1991, pursuant to which we agreed to buy from GM on agreed terms reflecting fair value all vehicles sold by GM to rental car companies that GM had become

GMAC LLC • Form 10-K

obligated to repurchase. Under the Rental Fleet Agreement, GM’s auction department then would sell the vehicle for us and remit the proceeds to us. GM was required to pay us a fee in connection with the arrangement, which was calculated based on the length of time we held the vehicle and the actual auction proceeds of the vehicle. The Rental Fleet Agreement provided for a true-up mechanism, whereby GM was required to reimburse us to the extent the revenues we earned from the resale of the vehicles were less than the amount we paid GM to purchase such vehicles. As a result of the true-up mechanism, under GAAP, we treated the transaction as a loan rather than a purchase. This agreement was terminated in October 2006. We continue to be parties to similar agreements in various countries in Europe. As of December 31, 2006 we have a receivable in the amount of $128.3 million for providing this service.

•	In 2005 we began providing financing to GM under a trade payables program (the Supplier Early Payment Program) which GM had previously maintained through General Electric Capital Corporation (GECC) after GECC notified GM that it would exit the program at the end of 2005. We had been operating under a term sheet, dated February 11, 2005, but a formal agreement was executed in January 2006. The terms of the Supplier Early Payment Program were substantially similar to the terms of GM’s trade payables program with GECC. Under the Supplier Early Payment Program, we pay participating GM suppliers the amount due to them from GM in advance of their original due dates up to an aggregate total of $650 million. In exchange for the early payment, the suppliers accept a discounted payment. On the original due date of the payables, GM pays us the full amount due under the contract. We share with GM the net revenue generated by the Supplier Early Payment Program (equal to the revenue earned by the discount minus a specified interest rate which was determined by GM and us based on GM’s and our borrowing costs), with GM retaining 65% and us retaining 35% of all net revenues. During 2006, this agreement was modified so that GM pays us the full amount due under the contract on a daily basis at approximately the same time we make advances to the suppliers. A security deposit has been provided to us by GM in the amount of $11 million in order to cover one day’s activity in the event that GM does not settle with us that day.

•	A current account agreement in Brazil allowed GM Brazil and GM Factoring (our subsidiary) to borrow or lend money from and to each other, depending on their cash positions. GM Factoring was transferred back to GM in September 2006.

•	We provide loans to minority-owned dealerships, whereby GM reimburses us for the full amount and we record a payable until the dealer has paid the loan balance. We have recorded a payable to GM in the amount of $1.2 million as of December 31, 2006.

•	We pay 70% of the total wholesale volume to GM in Finland. The remaining 30% is financed through loans from GM. These loans have a balance of $29.5 million as of December 31, 2006.

•	In 2003 GMAC Germany provided funding facilities for vehicles to be held at GM owned central warehouses. Title to such vehicles passes from GM to us in these transactions. Furthermore, we buy these vehicles from GMODC and receive 100% ownership. The transaction is similar to consignment stock and contains the obligation of GM to buy the car after 45 days. The amount payable to GM as of December 31, 2006 is $29.1 million.

Dividends
During 2006, we made dividends to GM in the amount of $9.7 billion. During the fourth quarter of 2006 in connection with the Sale Transactions, GMAC made $7.8 billion of dividends to GM which was comprised of the following (i) a cash dividend of $2.7 billion representing a one-time distribution to GM primarily to reflect the increase in GMAC’s equity resulting from the elimination of a portion of our net deferred tax liabilities arising from the conversion of GMAC and certain of our subsidiaries to a limited liability company, (ii) certain assets with respect to automotive leases owned by GMAC and its affiliates having a net book value of approximately $4.0 billion and related deferred tax liabilities of $1.8 billion, (iii) certain Michigan properties with a carrying value of approximately $1.2 billion to GM, (iv) intercompany receivables from GM related to tax attributes of $1.1 billion, (v) net contingent tax assets of $491 million and (vi) other miscellaneous transactions.

Capital Contributions Received from GM
During 2006, GM made $951 million in capital contributions. Amount represents approximately $801 of liabilities related to U.S. and Canadian based GM sponsored other postretirement programs and related deferred tax assets of $302 contingent tax liabilities of $384 assumed by GM and deferred tax assets transferred from GM of $68.

Preferred Interests
We have issued non-voting preferred interests, which are not convertible into any additional equity interest in us. The interests, which were sold at a discount, provide a quarterly cash dividend and have a 3% redemption premium if redeemed within the first five years. The interests have been recorded outside permanent equity at their redemption value.

Related Party Transaction Procedures
LLC Agreement
The LLC Agreement (see Exhibit 3.3) provides for procedures and approval requirements for transactions with certain related persons. As previously discussed, our Board consists of 13 members — six appointed by FIM Holdings (Class A Managers) , four appointed by GM (Class B Managers), and three independent members (Independent Managers), two of whom are appointed by FIM Holdings LLC and one by GM. Any Related Party Transaction (as defined below) requires the prior written consent of (i) at least a majority of the Class A Managers, (ii) at least a majority of the Class B Managers, and (iii) at least a majority of the Independent Managers, unless at least a majority of the Independent Managers determines that such transaction is entered into in the ordinary course of business and is on terms no less favorable to GMAC or its subsidiaries, as applicable, than those that would have been obtained in a comparable transaction with a person that is not an affiliate. These procedures are in addition to any additional internal approvals that may also be required for a particular transaction.

GMAC LLC • Form 10-K

Transactions subject to these requirements (Related Party Transactions) include the entering into, amendment or other modification of any transaction with any “affiliate”, “member” or any of their affiliates or any “senior executive officer” (other than, in the case of any senior executive officer, any agreement or arrangement entered into in connection with such person’s employment with us or any of our subsidiaries, including compensation arrangements), if the value of the consideration provided by GMAC and/or any of its subsidiaries to any such affiliate, member or any of their affiliates or any senior executive officer involves in excess of $5 million or, if there is no monetary consideration paid or quantifiable value exchanged, if the agreement is otherwise material to GMAC and/or any of its subsidiaries.

For purposes of the above-described procedures, the following definitions apply:

•	“Affiliate” means with respect to any person, any other person that, directly or indirectly, whether through one or more intermediaries, controls, is controlled by or is under common control with such person, excluding any employee benefit plan or related trust;

•	“Member” means GM Finance Co. Holdings LLC, FIM Holdings, GM Preferred Finance Co. Holdings Inc., GMAC Management LLC and each other person who is subsequently admitted as a member of GMAC in accordance with the terms of the LLC Agreement; and

•	“Senior Executive Officer” means collectively, the Chief Executive Officer, the Chief Financial Officer, and any executive of GMAC that holds the title of “president”.

The foregoing procedures became effective at November 30, 2006, the closing date of the Sale Transactions.

ResCap Operating Agreement
As previously discussed, on June 24, 2005, we entered into an operating agreement with GM and ResCap to contractually reinforce the independence and separation between GM and ourselves, on the one hand, and ResCap, on the other. The operating agreement provides certain operational restrictions (e.g., requirements for separation of books, records, assets, bank accounts, etc.) and restrictions on ResCap’s ability to declare dividends or prepay subordinated indebtedness to us. Refer to Item 1A, Risk Factors — Risks Related to Our Business — Our residential mortgage subsidiary’s ability to pay dividends and to prepay subordinated debt obligations to us is restricted by contractual arrangements, for further details on these restrictions. In connection with the Sale Transactions, GM was released as a party to this operating agreement, but it remains in effect between ResCap and us.

October 2001 Operating Agreement
On October 22, 2001, we entered into an agreement with GM (the 2001 Agreement) that establishes general standards for certain business dealings between us and GM. The 2001 Agreement requires credit transactions between the companies to be on arms-length terms. The agreement further precludes GMAC or any of its subsidiaries from guaranteeing any indebtedness of, or purchasing any equity securities issued by, or making any other investment in, GM, and requires GMAC’s total equity to be maintained at a “commercially reasonable” level appropriate to support the amount, quality, and mix of its assets. As a result of the Sale Transactions, the critical terms of the 2001 Agreement have been incorporated into various services agreements between GM and GMAC, as well as the LLC Agreement. As a result, the 2001 Agreement is obsolete, and GM sent us a notice terminating the 2001 Agreement concurrently with the Sale Transactions. The termination is effective November 30, 2010, four years from the date of the termination notice. Refer to the Significant Agreements section within this Item 13 for additional details with respect to service agreements between GM and GMAC.

Director Independence
As a company with only debt securities listed on the New York Stock Exchange (NYSE), we are not required to have a majority of our Board consist of independent directors. However, the LLC Agreement requires our Board to include three Independent Managers, two of whom are appointed by FIM Holdings and one by GM. Section 1.1 of the LLC Agreement defines “Independent Manager” for purposes of this requirement. The two FIM Holdings Independent Manager appointees are Messrs. Duggan and Hirsch, and the GM Independent Manager appointee is Mr. Scully. The Board has independently and affirmatively determined that all of them qualify as Independent Managers under the LLC Agreement.

Members of the GMAC audit committee are Messrs. Duggan and Hirsch. NYSE rules require members of our audit committee to meet the SEC’s definition of “independence” as provided by Rule 10A-3 of the Exchange Act. The GMAC Board has determined that both members of our audit committee meet this independence requirement. The Board has independently and affirmatively determined that both members are qualified as “audit committee financial experts”, as defined by the SEC, and both are “financially literate”. For further information regarding Board and committee matters, including independence requirements, please refer to our LLC Agreement (Exhibit 3.3 to this Form 10-K). The LLC Agreement can also be found at www.gmacfs.com, under United States, Investor Relations, SEC Filings and Annual Review, then select SEC Form 10-K for 2006.

Other Matters
Mr. Scully is the Co-President of Morgan Stanley. In the ordinary course of their businesses, Morgan Stanley and its affiliates in the past have engaged, and currently are engaged, in investment banking transactions with and providing other services to GMAC and its affiliates, including, without limitation, financing, securitization, underwriting and advisory services, which transactions and services have been and are on arm’s-length terms. Mr. Scully has no material interest in these transactions and services.

Mr. Klein is the Chief Executive Officer of Global Banking at Citigroup Inc. In the ordinary course of their businesses, Citigroup Inc. and its affiliates in the past have engaged, and currently are engaged, in commercial banking and investment banking transactions with and providing other services to GMAC and its affiliates, including, without limitation, financing, securitization, underwriting and advisory services, which transactions and services

GMAC LLC • Form 10-K

have been and are on arm’s-length terms. Mr. Klein has not had, and does not currently have, a material interest in these transactions and services.

Item 14. Principal Accountant Fees and Services
We retained Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) to audit our Consolidated Financial Statements for the year ended December 31, 2006. We also retained Deloitte & Touche, as well as other accounting and consulting firms, to provide various other services in 2006.

The aggregate fees billed to us for professional services performed by Deloitte & Touche were as follows:

December 31, ($ in millions)	2006	2005

Audit fees (a)	$30	$29
Audit-related fees (b)	2	1
Tax fees (c)	4	4

Total principal accountant fees	$36	$34

(a)	Audit fees pertain to the audit of our annual Consolidated Financial Statements, including reviews of the interim financial statements contained in our Quarterly Reports on Form 10-Q and completion of statutory reports. Also included in this category are $10 in 2006 and $9 in 2005 of fees for services such as comfort letters to underwriters in connection with debt issuances, attest services, consents to the incorporation of the Deloitte & Touche audit report in publicly filed documents and assistance with and review of documents filed with the SEC.
(b)	Audit-related fees pertain to assurance and related services that are traditionally performed by the principal accountant, including employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with proposed or consummated acquisitions, internal control reviews, attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(c)	Tax fees pertain to services performed for tax compliance, tax planning and tax advice, including preparation of tax returns and claims for refund and tax payment-planning services. Tax planning and advice also includes assistance with tax audits and appeals and tax advice related to specific transactions.

The services performed by Deloitte & Touche in 2006 were pre-approved in accordance with the pre-approval policy of the GM Audit Committee. This policy required that during its first meeting of the fiscal year, the Audit Committee of our then parent, General Motors, was presented, for approval, a description of the Audit-related, Tax and Other services expected to be performed by the principal accountant during the fiscal year. Any requests for such services in excess of $1 million not contemplated during the first meeting were subsequently submitted to the GM Audit Committee for specific pre-approval. Requests for services less than $1 million were pre-approved by the Chairman of the GM Audit Committee and reported to the full Committee at its next regularly scheduled meeting.

Effective November 30, 2006, the Initial Class A and B Members of GMAC LLC provided written consent that all prior actions of the Company’s Board of Directors, Executive Committee of the Board, and Credit Committee are in all respects ratified, confirmed and approved as duly authorized acts of the Company. Accordingly, proposed fees for Audit services will be presented to the GMAC Audit Committee for approval each year in a manner similar to 2006.

The GM and GMAC Audit Committee’s determined that all services provided by Deloitte & Touche during 2006 were compatible with maintaining their independence as principal accountants.

Part IV
GMAC LLC • Form 10-K

Item 15. Exhibits, Financial Statement Schedules
The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report. Such Index is incorporated herein by reference. Certain financial statement schedules have been omitted because prescribed information has been incorporated into our Consolidated Financial Statements or notes thereto.

Exhibit	Description	Method of filing

2.1	Purchase and Sale Agreement by and among General Motors Corporation, General Motors Acceptance Corporation, GM Finance Co. Holdings Inc. and FIM Holdings dated as of April 2, 2006	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of April 2, 2006 (File No. 1-3754), incorporated herein by reference.

3.1	Certificate of Formation of GMAC LLC dated July 20, 2006	Filed as Exhibit 3.1 to the Company’s Quarterly Report on for the Period Ended June 30, 2006, on Form 10-Q (File No. 1-3754); incorporated herein by reference.

3.2	Certificate of Conversion to Limited Liability Company of General Motors Acceptance Corporation to GMAC LLC dated July 20, 2006	Filed as Exhibit 3.2 to the Company’s Quarterly Report for the Period Ended June 30, 2006, on Form 10-Q (File No. 1-3754); incorporated herein by reference.

3.3	Amended and Restated Limited Liability Company Operating Agreement of GMAC LLC dated November 30, 2006	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of November 30, 2006 (File No. 1-3754), incorporated herein by reference.

4.1	Form of Indenture dated as of July 1, 1982 between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115; incorporated herein by reference.

4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653; incorporated herein by reference.

4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987 supplementing the indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236; incorporated herein by reference.

4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996 supplementing the indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183; incorporated herein by reference.

4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705; incorporated herein by reference.

4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998 supplementing the indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463; incorporated herein by reference.

4.2	Form of Indenture dated as of September 24, 1996 between the Company and The Chase Manhattan Bank, Trustee, relating to SmartNotes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023; incorporated herein by reference.

4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207; incorporated herein by reference.

4.2.2	Form of Second Supplemental Indenture dated as of June 20, 2006 supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(2) to the Company’s Registration Statement No. 33-136021; incorporated herein by reference

4.3	Form of Indenture dated as of October 15, 1985 between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 2-99057; incorporated herein by reference.

4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-4661; incorporated herein by reference.

GMAC LLC • Form 10-K

Exhibit	Description	Method of filing

4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company’s Registration Statement No. 33-6717; incorporated herein by reference.

4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company’s Registration Statement No. 33-12059; incorporated herein by reference.

4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company’s Registration Statement No. 33-26057; incorporated herein by reference.

4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company’s Registration Statement No. 33-31596; incorporated herein by reference.

4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

4.3.7	Form of Seventh Supplemental Indenture dated as of June 15, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.

4.4	Form of Indenture dated as of December 1, 1993 between the Company and Citibank, N.A., Trustee, relating to Medium-Term Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 33-51381; incorporated herein by reference.

4.4.1	Form of First Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.4	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-59551; incorporated herein by reference.

10.	United States Consumer Financing Services Agreement, dated November 30, 2006, by and between General Motors Corporation and GMAC LLC	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of November 30, 2006 (File No. 1-3754), incorporated herein by reference.

10.1	Intellectual Property License Agreement, dated November 30, 2006, by and between General Motors Corporation and GMAC LLC	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated as of November 30, 2006 (File No. 1-3754), incorporated herein by reference.

10.2	Employment Agreement, dated November 30, 2006, between GMAC LLC and Eric Feldstein	Filed herewith.

10.3	Employment Agreement, dated November 30, 2006, between GMAC LLC and William Muir	Filed herewith.

10.4	Employment Agreement, dated November 30, 2006, between GMAC LLC and Sanjiv Khattri	Filed herewith.

10.5	GMAC Long-Term Incentive Plan LLC Long-Term Phantom Interest Plan, effective December 18, 2006	Filed herewith.

10.6	Form of Award Agreement related to the GMAC Long-Term Incentive Plan LLC Long-Term Phantom Interest Plan (applicable to Messrs. Feldstein, Muir and Khattri)	Filed herewith.

10.7	Form of Award Agreement related to the GMAC Long-Term Incentive Plan LLC Long-Term Phantom Interest Plan (applicable to executives other than Messrs. Feldstein, Muir and Khattri)	Filed herewith.

10.8	GMAC Management LLC Class C Membership Interest Plan, effective December 18, 2006	Filed herewith.

10.9	Form of Award Agreement related to GMAC Management LLC Class C Membership Interest Plan (applicable to Messrs. Feldstein, Muir and Khattri)	Filed herewith.

GMAC LLC • Form 10-K

Exhibit	Description	Method of filing

10.10	Form of Award Agreement related to GMAC Management LLC Class C Membership Interest Plan (applicable to executives other than Messrs. Feldstein, Muir and Khattri)	Filed herewith.

10.11	GMAC LLC Retention Bonus Plan, effective November 30, 2006	Filed herewith.

10.12	Plan and Summary Description for GMAC LLC Senior Leadership Severance Plan	Filed herewith.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

21	Subsidiaries of the Registrant as of December 31, 2006	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

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

Signatures
GMAC LLC • Form 10-K

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of March, 2007.

GMAC LLC
(Registrant)

/s/  Eric A. Feldstein
Eric A. Feldstein
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 13th day of March, 2007.

/s/ Eric A. Feldstein Eric A. Feldstein Chief Executive Officer	/s/ William F. Muir William F. Muir President

/s/ Sanjiv Khattri Sanjiv Khattri Executive Vice President and Chief Financial Officer	/s/ Linda K. Zukauckas Linda K. Zukauckas Vice President and Corporate Controller

Signatures
GMAC LLC • Form 10-K

/s/ T. K. Duggan	/s/ Seth P. Plattus

T. K. Duggan	Seth P. Plattus
Director	Director

/s/ Douglas A. Hirsch	/s/ Michael S. Klein

Douglas A. Hirsch	Michael S. Klein
Director	Director

/s/ Robert W. Scully	/s/ G. Richard Wagoner, Jr.

Robert W. Scully	Richard Wagoner, Jr.
Director	Director

/s/ J. Ezra Merkin	/s/ Frederick A. Henderson

J. Ezra Merkin	Frederick A. Henderson
Director	Director

/s/ Mark A. Neporent	/s/ Mark R. LaNeve

Mark A. Neporent	Mark R. LaNeve
Director	Director

/s/ Lenard B. Tessler	/s/ Walter G. Borst

Lenard B. Tessler	Walter G. Borst
Director	Director

/s/ Frank W. Bruno Frank W. Bruno Director