Form 10-Q
period 2007-03-31
GMAC LLC
filed 2007-05-08
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☑             No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑

GMAC LLC

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

GMAC LLC

CONDENSED CONSOLIDATED STATEMENT OF INCOME (unaudited)

		2006
		(As restated
Three months ended March 31, ($ in millions)	2007	see Note 1)

Revenue
Consumer	$2,528	$2,569
Commercial	723	726
Loans held for sale	479	481
Operating leases	1,568	1,929

Total financing revenue	5,298	5,705
Interest expense	3,673	3,814

Net financing revenue before provision for credit losses	1,625	1,891
Provision for credit losses	681	166

Net financing revenue	944	1,725
Servicing fees	559	472
Amortization and impairment of servicing rights	—	(23)
Servicing asset valuation and hedge activities, net	(302)	(186)

Net loan servicing income	257	263
Insurance premiums and service revenue earned	1,041	1,010
(Loss) gain on sale of mortgage and automotive loans	(37)	364
Investment income	309	258
Other income	866	1,004

Total net financing revenue and other income	3,380	4,624
Expense
Depreciation expense on operating lease assets	1,081	1,440
Compensation and benefits expense	635	718
Insurance losses and loss adjustment expenses	573	597
Other operating expenses	1,246	1,152

Total noninterest expense	3,535	3,907
Income (loss) before income tax expense	(155)	717
Income tax expense	150	222

Net income (loss)	($305)	$495

Preferred interests dividends	(52)	—

Net income (loss) available to members	($357)	$495

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GMAC LLC

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

	March 31,	December 31,
($ in millions)	2007	2006

Assets
Cash and cash equivalents	$9,657	$15,459
Investment securities	17,516	16,791
Loans held for sale	22,086	27,718
Finance receivables and loans, net of unearned income
Consumer	126,023	130,542
Commercial	42,727	43,904
Allowance for credit losses	(3,733)	(3,576)

Total finance receivables and loans, net	165,017	170,870
Investment in operating leases, net	25,881	24,184
Notes receivable from General Motors	2,231	1,975
Mortgage servicing rights	5,108	4,930
Premiums and other insurance receivables	2,116	2,016
Other assets	25,520	23,496

Total assets	$275,132	$287,439

Liabilities
Debt
Unsecured	$106,729	$113,500
Secured	116,998	123,485

Total debt	223,727	236,985
Interest payable	2,289	2,592
Unearned insurance premiums and service revenue	5,051	5,002
Reserves for insurance losses and loss adjustment expenses	2,627	2,630
Accrued expenses and other liabilities	23,083	22,659
Deferred income taxes	1,063	1,007

Total liabilities	257,840	270,875
Preferred interests	2,226	2,195
Equity
Members’ interest	7,745	6,711
Retained earnings	6,816	7,173
Accumulated other comprehensive income	505	485

Total equity	15,066	14,369

Total liabilities, preferred interests and equity	$275,132	$287,439

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GMAC LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
Three Months Ended March 31, 2007 and 2006

	Common			Accumulated
	stock and			other
	paid-in	Members’	Retained	comprehensive	Total	Comprehensive
($ in millions)	capital	interest	earnings	income	equity	income (loss)

Balance at January 1, 2006
(As restated, see Note 1)	$5,760	$—	$15,095	$830	$21,685
Net income	—	—	495	—	495	$495
Cumulative effect of a change in accounting principle, net of tax:
Transfer of unrealized loss for certain available for sale securities to trading securities	—	—	(17)	17	—
Recognize mortgage servicing rights at fair value	—	—	4	—	4	4
Other comprehensive income	—	—	—	85	85	85

Balance at March 31, 2006 (As restated, see Note 1)	$5,760	$—	$15,577	$932	$22,269	$584

Balance at January 1, 2007	$—	$6,711	$7,173	$485	$14,369
Net loss	—	—	(305)	—	(305)	($305)
Preferred interests dividends	—	—	(52)	—	(52)
Capital contributions	—	1,034	—	—	1,034
Other comprehensive income	—	—	—	20	20	20

Balance at March 31, 2007	$—	$7,745	$6,816	$505	$15,066	($285)

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GMAC LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
Three Months Ended March 31, 2007 and 2006

($ in millions)	2007	2006

Operating activities
Net cash provided by (used in) operating activities	$4,872	($1,978)

Investing activities
Purchases of available for sale securities	(11,960)	(5,399)
Proceeds from sale of available for sale securities	2,343	1,290
Proceeds from maturities of available for sale securities	9,976	3,618
Net decrease (increase) in finance receivables and loans	580	(24,943)
Proceeds from sales of finance receivables and loans	5,147	32,782
Purchases of operating lease assets	(4,621)	(4,524)
Disposals of operating lease assets	1,861	1,625
Change in notes receivable from General Motors	(252)	(206)
Purchases of mortgage servicing rights, net	—	(56)
Acquisitions of subsidiaries, net of cash acquired	—	(322)
Proceeds from sale of business unit, net of cash (a)	—	7,943
Other, net (b)	(984)	(801)

Net cash provided by investing activities	2,090	11,007

Financing activities
Net change in short-term debt	(797)	(5,567)
Proceeds from issuance of long-term debt	13,678	23,766
Repayments of long-term debt	(26,478)	(26,749)
Other financing activities (c)	836	1,081
Dividends paid	(21)	—

Net cash used in financing activities	(12,782)	(7,469)

Effect of exchange rate changes on cash and cash equivalents	18	(3)

Net (decrease) increase in cash and cash equivalents	(5,802)	1,557
Cash and cash equivalents at beginning of year	15,459	15,795

Cash and cash equivalents at March 31,	$9,657	$17,352

(a)	Includes proceeds from the March 23, 2006, sale of GMAC Commercial Mortgage of approximately $1.5 billion and proceeds from repayment of intercompany loans of approximately $7.3 billion, $250 of which was received in preferred equity and net of cash transferred to purchaser of approximately $650.
(b)	Includes $618 and $558 for the three months ended March 31, 2007 and 2006, respectively, related to securities lending transactions where cash collateral is received and a corresponding liability is recorded, both of which are presented in investing activities.
(c)	Includes $1 billion capital contribution from General Motors during the three months ended March 31, 2007, pursuant to the terms of General Motors’ November 30, 2006, sale of a 51% interest in GMAC to FIM Holdings LLC.

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation

GMAC LLC (referred to herein as GMAC, we, our or us) was founded in 1919 as a wholly owned subsidiary of General Motors Corporation (General Motors or GM). On November 30, 2006, GM sold a 51% interest in us for approximately $7.4 billion (the Sale Transactions) to FIM Holdings LLC (FIM Holdings). FIM Holdings is an investment consortium led by Cerberus FIM Investors, LLC, the sole managing member, and also including Citigroup Inc., Aozora Bank Ltd., and a subsidiary of The PNC Financial Services Group, Inc.

The Condensed Consolidated Financial Statements as of March 31, 2007, and for the first quarter ended March 31, 2007 and 2006, are unaudited but, in management’s opinion, include all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the results for the interim periods.

The interim period consolidated financial statements, including the related notes, are condensed and are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim reporting. These interim period Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the United States Securities and Exchange Commission (SEC) on March 13, 2007.

Restatement of Previously Issued Condensed Consolidated Financial Statements

As disclosed in our 2006 Form 10-K and discussed in Note 2 to the Condensed Consolidated Financial Statements, we are restating our historical Condensed Consolidated Balance Sheet as of March 31, 2006, our Condensed Consolidated Statement of Income for the three months ended March 31, 2006, and our Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2006. This restatement relates to the accounting treatment for certain hedging transactions under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (SFAS 133). We are also correcting certain other out-of-period errors, which were deemed immaterial, individually and in the aggregate, in the periods in which they were originally recorded and identified. These items relate to transactions involving certain transfers of financial assets, valuations of certain financial instruments, amortization of unearned income on certain products, income taxes and other inconsequential items. Because of this derivative restatement, we are correcting these amounts to record them in the proper period.

Share-Based Compensation Plans

The Compensation Committee approved two new shared-based compensation plans for executives during the fourth quarter of 2006, which include a Long-Term Phantom Interest Plan (LTIP) and a Management Profits Interest Plan (MPI). These compensation plans provide our executives with an opportunity to share in the future growth in value of GMAC. While the plans were formed in 2006, no grants were made until the first quarter of 2007.

The LTIP is an incentive plan for executives based on the appreciation of GMAC’s value in excess of a preferred return of 10% to certain of our investors during a three-year performance period. The awards vest at the end of the performance period and are paid in cash following a valuation of GMAC performed by FIM Holdings. The awards do not entitle the participant to an equity ownership interest in GMAC. The plan authorizes 500 units to be granted for the performance period ending December 31, 2009. GMAC granted 50 units on January 30, 2007, and 314 units on March 19, 2007. The LTIP awards are accounted for under SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), as they meet the definition of share-based compensation awards. Under SFAS 123(R) the awards require liability treatment and, are remeasured quarterly at fair market value until they are settled. The compensation cost related to these awards will be ratably charged to expense over the requisite service period, which is the vesting period ending December 31, 2009. The quarterly remeasurement will encompass changes in the market and industry, as well as our latest forecasts for the performance period. Changes in fair value relating to the portion of the awards

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

that have vested will be recognized in earnings in the period in which such changes occur. The fair market value of the awards granted during the first quarter of 2007 was approximately $78 million as of March 31, 2007, of which $4 million was recognized as expense in the first quarter of 2007.

The MPI is an incentive plan whereby Class C Membership interests in GMAC held by a management company are granted to senior executives. The total Class C Membership interests are 5,820, of which 3,703 were awarded on January 3, 2007. Half of the awards vest based on a service requirement and half vest based on meeting operating performance objectives. The service portion vests ratably over five years beginning January 3, 2008, and on each of the next four anniversaries thereafter. The performance portion vests based on five separate annual targets established at the beginning of each year. If the performance objectives are met, that year’s pro rata share of the awards vest. If the current year objectives are not met, but the annual performance objectives of a subsequent year are met, all unvested shares from previous years will vest. Any unvested award as of December 31, 2011, shall be forfeited. The MPI awards are accounted for under SFAS 123(R) as they meet the definition of share-based compensation awards. Under SFAS 123(R) the awards require equity treatment and are fair valued as of their grant date using assumptions such as our forecasts, historical trends, and the overall industry and market environment. Annual performance objectives for periods after 2007 have not been established. Therefore, awards with these objectives are not deemed to be granted under SFAS 123(R) as the terms and condition for vesting have not been communicated to the participants. Compensation expense for the MPI shares is ratably charged to expense over the five-year requisite service period for service based awards and over each one-year requisite service period for the performance based awards, both to the extent of awards that actually vest. The fair market value of the 2,221 awards deemed granted in the first quarter of 2007 was approximately $12 million, of which $1 million was recognized as expense in the first quarter of 2007.

Change in Accounting Principle

Financial Accounting Standards Board (FASB) Interpretation No. 48 — On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies SFAS 109 by defining the confidence level that an income tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained solely on its technical merits. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized. The cumulative effect of applying FIN 48 is to be recorded directly to retained earnings and reported as a change in accounting principle. The adoption of this interpretation as of January 1, 2007, did not have a material impact on our consolidated financial position. Gross unrecognized tax benefits totaled approximately $126 million at January 1, 2007, of which approximately $124 million would affect our effective tax rate, if recognized.

We recognize interest and penalties accrued related to uncertain income tax positions in interest expense and other operating expenses, respectively. As of January 1, 2007, we had approximately $116 million accrued for the payment of interest and penalties. There were no significant changes to the liability for uncertain income tax positions during the quarter ended March 31, 2007.

Effective November 28, 2006, GMAC, along with certain U.S. subsidiaries, became disregarded or pass-through entities for U.S. federal income tax purposes. Our banking, insurance and foreign subsidiaries are generally corporations and continue to be subject to and provide for U.S. federal, state and local, and foreign income taxes. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 1999. We anticipate the Internal Revenue Service examination of our U.S. income tax returns for 2001 through 2003, along with examinations by various state and local jurisdictions, will be completed by the end of 2007. As such, it is possible that certain tax positions may be settled and the unrecognized tax benefits would decrease by approximately $11 million.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Recently Issued Accounting Standards

Statement of Position 05-1 — In September 2005 the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance contracts. SOP 05-1 defines an internal replacement and specifies the conditions that determine whether the replacement contract is substantially or unsubstantially changed from the replaced contract. An internal replacement determined to result in a substantially changed contract should be accounted for as an extinguishment of the replaced contract; unamortized deferred acquisition costs and unearned revenue liabilities of the replaced contract should no longer be deferred. An internal replacement determined to result in an unsubstantially changed contract should be accounted for as a continuation of the replaced asset. SOP 05-01 introduces the terms “integrated” and “non-integrated” contract features and specifies that non-integrated features do not change the base contract and are to be accounted for in a manner similar to a separately issued contract. Integrated features are evaluated in conjunction with the base contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Adoption of SOP 05-1 did not have a material impact on our consolidated financial condition or results of operations.

SFAS No. 155 — In February 2006 the FASB issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS 155). This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value on an instrument-by-instrument basis. The standard eliminates the prohibition on a Qualifying Special Purpose Entity (QSPE) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 also clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, as well as determines that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the fiscal year that begins after September 15, 2006. Adoption of SFAS 155 did not have a material impact on our consolidated financial condition or results of operations.

FASB Staff Position (FSP) No. 13-2 — In July 2006 the FASB issued FSP No. 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (FSP 13-2), which amends SFAS No. 13, Accounting for Leases, by requiring lessors to recalculate the rate of return and periodic income allocation for leveraged-lease transactions when there is a change or projected change in the timing of income tax cash flows related to the lease. FSP 13-2 requires lessors to use the model in FIN 48 to determine the timing and amount of expected tax cash flows in leveraged-lease calculations and recalculations. FSP 13-2 is effective in the same period as FIN 48. At the date of adoption, the lessor is required to reassess projected income tax cash flows related to leveraged leases using the FIN 48 model for recognition and measurement. Revisions to the net investment in a leveraged lease required when FSP 13-2 is adopted would be recorded as an adjustment to the beginning balance of retained earnings and reported as a change in accounting principle. Adoption of FSP 13-2 did not have a material impact on our consolidated financial condition or results of operations.

SFAS No. 157 — In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstance. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an arm’s length transaction between market participants, in such markets where we conduct business. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

active markets and the lowest priority to data lacking transparency. The level of the reliability of inputs utilized for fair value calculations drives the extent of disclosure requirements of the valuation methodologies used under the standard. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 should be applied prospectively. Management is assessing the potential impact on our consolidated financial condition and results of operations.

SFAS No. 158 — In September 2006 the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. The asset or liability is the offset to other comprehensive income, consisting of previously unrecognized prior service costs and credits, actuarial gains or losses and transition obligations and assets. SFAS 158 also required the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives for companies to make the measurement-date provisions. The recognition of the asset or liability related to funded status provision is effective for us for fiscal years ending after June 15, 2007, and the change in measurement is effective for fiscal years ending after December 15, 2008. Adoption of this guidance is not expected to have a material impact on our consolidated financial condition or results of operations.

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

2. Restatement of Previously Issued Condensed Consolidated Financial Statements

As previously disclosed in our 2006 Annual Report on Form 10-K, subsequent to the issuance of our Condensed Consolidated Financial Statements for the three months ended March 31, 2006, management concluded that our hedge accounting documentation and hedge effectiveness assessment methodologies related to particular hedges of callable fixed rate debt instruments funding our North American automotive operations did not satisfy the requirements of SFAS 133. One of the requirements of SFAS 133 is that hedge accounting is appropriate only for those hedging relationships for which a company has a sufficiently documented expectation that such relationships will be highly effective in achieving offsetting changes in fair values attributable to the risk being hedged at the inception of the hedging relationship. To determine whether transactions continue to satisfy this requirement, companies must periodically assess the effectiveness of hedging relationships both prospectively and retrospectively.

Management determined that hedge accounting treatment should not have been applied to these hedging relationships. As a result, we should not have recorded any adjustments on the debt instruments included in the hedging relationships related to changes in fair value due to movements in the designated benchmark interest rate. Accordingly, we have restated our historical Condensed Consolidated Balance Sheet at March 31, 2006, our Condensed Consolidated Statement of Income for the three months ended March 31, 2006, and our Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2006, from the amounts previously reported to remove such recorded adjustments on these debt instruments from our reported interest expense during 2006. The elimination of hedge accounting treatment introduces increased

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

funding cost volatility in our restated results. The changes in the fair value of fixed rate debt previously recorded were affected by changes in the designated benchmark interest rate (LIBOR). Prior to the restatement, adjustments to record increases in the value of this debt occurred in periods when interest rates declined, and adjustments to record decreases in value were made in periods when interest rates rose. As a result, changes in the benchmark interest rates caused volatility in the debt’s fair value adjustments that were recognized in our historical earnings, which were mitigated by the changes in the value of the interest rate swaps in the hedge relationships. The interest rate swaps, which economically hedge these debt instruments continue to be recorded at fair value with changes in fair value recorded in earnings. We are also correcting certain other out-of-period errors, which were deemed immaterial, individually and in the aggregate, in the periods in which they were originally recorded and identified. These items relate to transactions involving certain transfers of financial assets, valuations of certain financial instruments, amortization of unearned income on certain products, income taxes and other inconsequential items. Because of this derivative restatement, we are correcting these amounts to record them in the proper period.

The following table sets forth a reconciliation of previously reported and restated net income for the period shown. The restatement decreased January 1, 2006, retained earnings to $15,095 million from $15,190 million. The decrease of $95 million was comprised of a $191 million decrease related to the elimination of a hedge accounting related to certain debt instruments and an increase of $96 million related to other immaterial items.

Net income for the
three months
($ in millions)	ended March 31, 2006

Previously reported net income	$672
Elimination of hedge accounting related to certain debt instruments	(191)
Other, net	(80)

Total pre-tax	(271)
Related income tax effects	94

Restated net income	$495

% change	(26)

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the effects of the restatement on the Condensed Consolidated Statement of Income. Certain amounts in the previously reported columns have been reclassified to conform to the 2007 presentation. The most significant reclassifications relate to servicing fees; amortization and impairment of servicing rights; servicing asset valuation and hedge activities, net; and gain on sale of mortgage and automotive loans, which were previously included in mortgage banking income and other income and are now reflected as separate components of total net financing revenue and other income.

	2006
	Previously
Three months ended March 31, ($ in millions)	reported	Restated

Revenue
Consumer	$2,566	$2,569
Commercial	726	726
Loans held for sale	481	481
Operating leases	1,929	1,929

Total financing revenue	5,702	5,705
Interest expense	3,562	3,814

Net financing revenue before provision for credit losses	2,140	1,891
Provision for credit losses	135	166

Net financing revenue	2,005	1,725
Servicing fees	472	472
Amortization and impairment of servicing rights	(23)	(23)
Servicing asset valuation and hedge activities	(186)	(186)

Net loan servicing income	263	263
Insurance premiums and service revenue earned	1,010	1,010
Gain on sale of mortgage and automotive loans	364	364
Investment income	258	258
Other income	1,016	1,004

Total net financing revenue and other income	4,916	4,624
Expense
Depreciation expense on operating lease assets	1,440	1,440
Compensation and benefits expense	718	718
Insurance losses and loss adjustment expenses	597	597
Other operating expenses	1,173	1,152

Total noninterest expense	3,928	3,907
Income before income tax expense	988	717
Income tax expense	316	222

Net income	$672	$495

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the effects of the restatement on the Condensed Consolidated Balance Sheet:

	Previously
March 31, 2006 ($ in millions)	reported	Restated

Assets
Cash and cash equivalents	$17,352	$17,352
Investment securities	18,269	18,269
Loans held for sale	18,171	18,171
Finance receivables and loans, net of unearned income
Consumer	139,395	139,407
Commercial	44,770	44,770
Allowance for credit losses	(2,911)	(2,911)

Total finance receivables and loans, net	181,254	181,266
Investment in operating leases, net	32,567	32,567
Notes receivable from General Motors	4,785	4,785
Mortgage servicing rights	4,526	4,526
Premiums and other insurance receivables	2,116	2,116
Other assets	24,765	24,692

Total assets	$303,805	$303,744

Liabilities
Debt
Unsecured	$121,654	$122,135
Secured	124,287	124,287

Total debt	245,941	246,422
Interest payable	2,829	2,829
Unearned insurance premiums and service revenue	5,210	5,210
Reserves for insurance losses and loss adjustment expenses	2,725	2,725
Accrued expenses and other liabilities	20,032	19,760
Deferred income taxes	4,529	4,529

Total liabilities	281,266	281,475
Equity
Common stock and paid-in capital	5,760	5,760
Retained earnings	15,849	15,577
Accumulated other comprehensive income	930	932

Total equity	22,539	22,269

Total liabilities and equity	$303,805	$303,744

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the effects of the restatement on the Condensed Consolidated Statement of Changes in Equity at March 31, 2006:

	2006
	Previously
($ in millions)	reported	Restated

Common stock and paid-in capital
Balance at January 1, and at March 31,	$5,760	$5,760

Retained earnings
Balance at January 1,	15,190	15,095
Net income	672	495
Cumulative effect of a change in accounting principle, net of tax:
Transfer of unrealized loss for certain available for sale securities to trading securities	(17)	(17)
Recognize mortgage service rights at fair value	4	4

Balance at March 31,	15,849	15,577

Accumulated other comprehensive income
Balance at January 1,	828	830
Transfer of unrealized loss for certain available for sale securities to trading securities	17	17
Other comprehensive income	85	85

Balance at March 31,	930	932

Total equity
Balance at January 1,	21,778	21,685
Net income	672	495
Recognize mortgage servicing rights at fair value	4	4
Other comprehensive income	85	85

Total equity at March 31,	$22,539	$22,269

Comprehensive income
Net income	$672	$495
Other comprehensive income	85	85
Recognize mortgage servicing rights at fair value	4	4

Comprehensive income	$761	$584

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. Other Income

Details of our other income were as follows:

Three months ended March 31, ($ in millions)	2007	2006

Real estate related revenue and other investment income	$172	$142
Interest and service fees on transactions with GM (a)	74	147
Interest on cash equivalents	118	119
Other interest revenue	141	120
Full service leasing fees	75	64
Late charges and other administrative fees	44	41
Mortgage processing fees	11	71
Interest on restricted cash deposits	43	28
Insurance service fees	42	30
Factoring commissions	13	15
Specialty lending fees	11	15
Fair value adjustment on certain derivatives (b)	17	(8)
Other	105	220

Total other income	$866	$1,004

(a)	Refer to Note 9 to the Condensed Consolidated Financial Statements for a description of related party transactions.
(b)	Refer to Note 8 to the Condensed Consolidated Financial Statements for a description of derivative instruments and hedging activities.

4. Other Operating Expenses

Details of other operating expenses were as follows:

Three months ended March 31, ($ in millions)	2007	2006

Insurance commissions	$240	$243
Technology and communications expense	145	130
Professional services	93	105
Advertising and marketing	70	84
Premises and equipment depreciation	51	65
Rent and storage	54	67
Full service leasing vehicle maintenance costs	70	60
Lease and loan administration	53	54
Auto remarketing and repossession	45	47
Operating lease disposal loss (gain)	12	(49)
Other	413	346

Total other operating expenses	$1,246	$1,152

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5. Finance Receivables and Loans

The composition of finance receivables and loans outstanding was as follows:

	March 31, 2007			December 31, 2006
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Consumer
Retail automotive	$39,363	$21,410	$60,773	$40,568	$20,538	$61,106
Residential mortgages	61,975	3,275	65,250	65,928	3,508	69,436

Total consumer	101,338	24,685	126,023	106,496	24,046	130,542
Commercial
Automotive:
Wholesale	12,502	8,464	20,966	12,723	7,854	20,577
Leasing and lease financing	335	760	1,095	326	901	1,227
Term loans to dealers and other	2,697	770	3,467	1,843	764	2,607
Commercial and industrial	11,657	2,258	13,915	14,068	2,213	16,281
Real estate construction and other	2,975	309	3,284	2,969	243	3,212

Total commercial	30,166	12,561	42,727	31,929	11,975	43,904

Total finance receivables and loans (a)	$131,504	$37,246	$168,750	$138,425	$36,021	$174,446

(a)	Net of unearned income of $5.6 billion and $5.7 billion as of March 31, 2007, and December 31, 2006, respectively.

The following table presents an analysis of the activity in the allowance for credit losses on finance receivables and loans.

Three months ended March 31,	2007			2006
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Allowance at beginning of period	$2,969	$607	$3,576	$2,652	$433	$3,085
Provision for credit losses	499	182	681	188	(22)	166
Charge-offs
Domestic	(426)	(78)	(504)	(321)	(46)	(367)
Foreign	(41)	(51)	(92)	(45)	(1)	(46)

Total charge-offs	(467)	(129)	(596)	(366)	(47)	(413)

Recoveries
Domestic	57	—	57	53	5	58
Foreign	10	1	11	13	2	15

Total recoveries	67	1	68	66	7	73

Net charge-offs	(400)	(128)	(528)	(300)	(40)	(340)
Impacts of foreign currency translation	2	2	4	1	(2)	(1)
Securitization activity	—	—	—	1	—	1

Allowance at March 31,	$3,070	$663	$3,733	$2,542	$369	$2,911

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. Mortgage Servicing Rights

The following table summarizes activity related to mortgage servicing rights (MSRs) carried at fair value.

Three months ended March 31, ($ in millions)	2007	2006

Estimated fair value at beginning of period	$4,930	$4,021
Additions obtained from sales of financial assets	441	310
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(104)	359
Other changes in fair value	(158)	(164)
Other changes that affect the balance	(1)	—

Estimated fair value at March 31,	$5,108	$4,526

Changes in fair value, due to changes in valuation inputs or assumptions used in the valuation models, include all changes due to a revaluation by a model or by a benchmarking exercise. This line item also includes changes in fair value due to a change in valuation assumptions and/or model calculations. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic run-off of the portfolio, as well as foreign currency adjustments and the extinguishment of MSRs related to clean-up calls of securitization transactions.

The following are key assumptions we use in valuing our MSRs:

March 31,	2007	2006

Range of prepayment speeds	1.0 – 43.6%	7.0 – 38.4%
Range of discount rate	8.0 – 13.0%	8.0 – 14.0%

Our servicing rights’ primary risk is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher than expected prepayments, which could reduce the value of the MSRs. We economically hedge the income statement impact of these risks with both derivative and non-derivative financial instruments. These instruments include interest rate swaps, caps and floors, options to purchase these items, futures and forward contracts and/or purchasing or selling U.S. Treasury and principal-only securities. At March 31, 2007, the fair value of derivative financial instruments and non-derivative financial instruments used to mitigate these risks amounted to $188 million and $1.5 billion, respectively. The change in the fair value of the derivative financial instruments amounted to a loss of $41 million and $381 million for the three months ended March 31, 2007 and 2006, respectively, and is included in servicing asset valuation and hedge activities, net in the Condensed Consolidated Statement of Income.

The components of servicing fees were as follows:

Three months ended March 31, ($ in millions)	2007	2006

Contractual servicing fees, net of guarantee fees and including subservicing	$380	$321
Late fees	38	30
Ancillary fees	29	23

Total	$447	$374

At March 31, 2007, we pledged MSRs of $2.6 billion as collateral for borrowings. For a description of MSRs and the related hedging strategy, refer to Notes 9 and 15 to our 2006 Annual Report on Form 10-K.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7. Debt

The presentation of debt in the following table is classified between domestic and foreign based on the location of the office recording the transaction.

	March 31, 2007			December 31, 2006
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Short-term debt
Commercial paper	$707	$1,090	$1,797	$742	$781	$1,523
Demand notes	6,444	184	6,628	5,917	157	6,074
Bank loans and overdrafts	1,431	6,007	7,438	991	5,272	6,263
Repurchase agreements and other (a)	21,746	5,179	26,925	22,506	7,232	29,738

Total short-term debt	30,328	12,460	42,788	30,156	13,442	43,598
Long-term debt
Senior indebtedness:
Due within one year	15,626	14,083	29,709	20,010	15,204	35,214
Due after one year	128,495	22,804	151,299	135,693	22,589	158,282

Total long-term debt	144,121	36,887	181,008	155,703	37,793	193,496
Fair value adjustment (b)	(15)	(54)	(69)	(3)	(106)	(109)

Total debt	$174,434	$49,293	$223,727	$185,856	$51,129	$236,985

(a)	Repurchase agreements consist of secured financing arrangements with third parties at our mortgage operations. Other primarily includes non-bank secured borrowings, as well as Notes payable to GM. Refer to Note 9 to our Condensed Consolidated Financial Statements for further details.
(b)	To adjust designated fixed rate debt for changes in fair value due to changes in the designated benchmark interest rate in accordance with SFAS 133.

The following summarizes assets that are restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	March 31, 2007		December 31, 2006
		Related		Related
		secured		secured
($ in millions)	Assets	debt (a)	Assets	debt (a)

Loans held for sale	$18,387	$16,190	$22,834	$20,525
Mortgage assets held for investment and lending receivables	73,896	62,422	80,343	68,333
Retail automotive finance receivables	20,389	18,344	20,944	18,858
Wholesale automotive finance receivables	325	189	376	240
Investment securities	4,794	5,248	3,662	4,523
Investment in operating leases, net	10,583	9,865	6,851	6,456
Real estate investments and other assets	7,723	4,740	8,025	4,550

Total	$136,097	$116,998	$143,035	$123,485

(a)	Included as part of secured debt are repurchase agreements of $12.6 billion and $11.5 billion where we have pledged assets, reflected as investment securities, as collateral for approximately the same amount of debt at March 31, 2007, and December 31, 2006, respectively.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Liquidity Facilities

Liquidity facilities represent additional funding sources, if required. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them. The following table summarizes the liquidity facilities maintained by us.

	Committed		Uncommitted		Total liquidity		Unused liquidity
	facilities		facilities		facilities		facilities
	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,
($ in billions)	2007	2006	2007	2006	2007	2006	2007	2006

Automotive Finance operations:
Syndicated multi-currency global credit facility (a)	$7.6	$7.6	$—	$—	$7.6	$7.6	$7.6	$7.6
ResCap (b)	3.9	3.9	2.0	1.9	5.9	5.8	2.5	2.7
Other:
U.S. asset-backed commercial paper liquidity and receivables facilities (c)	18.3	18.3	—	—	18.3	18.3	18.3	18.3
Other foreign facilities (d)	3.4	3.3	9.4	8.8	12.8	12.1	3.1	3.1

Total bank liquidity facilities	33.2	33.1	11.4	10.7	44.6	43.8	31.5	31.7

Secured funding facilities
Automotive Finance operations (e)	44.9	36.6	—	—	44.9	36.6	16.2	9.8
ResCap (f)	30.4	29.4	75.1	73.3	105.5	102.7	67.4	59.7
Whole loan forward flow agreements	44.0	45.5	—	—	44.0	45.5	44.0	45.5
Other (g)	3.9	3.9	—	—	3.9	3.9	2.1	2.3

Total secured funding facilities	123.2	115.4	75.1	73.3	198.3	188.7	129.7	117.3

Total	$156.4	$148.5	$86.5	$84.0	$242.9	$232.5	$161.2	$149.0

(a)	The entire $7.6 is available for use in the U.S., $0.8 is available for use by GMAC (UK) plc and $0.8 is available for use by GMAC International Finance B.V. in Europe.
(b)	ResCap maintains $3.9 of syndicated bank facilities, consisting of a $1.8 syndicated term loan committed through
July 2008, an $875 million syndicated line of credit committed through July 2008, an $875 million syndicated line of credit committed through July 2007, and a $354 Canadian syndicated bank line committed through December 2007.
(c)	Relates to New Center Asset Trust (NCAT), which is a special purpose entity administered by us for the purpose of funding assets as part of our securitization funding programs. This entity funds assets primarily through the issuance of asset-backed commercial paper and represents an important source of liquidity to us. At March 31, 2007, NCAT had commercial paper outstanding of $7.6, which is not consolidated in the Condensed Consolidated Balance Sheet.
(d)	Consists primarily of credit facilities supporting operations in Canada, Europe, Latin America and Asia-Pacific.
(e)	In March 2007 we established a new $6 variable note funding facility. The facility is available to fund U.S. dealer floor plan receivables in certain circumstances, including in the event of GM filing for Chapter 11 bankruptcy reorganization.
(f)	ResCap’s primary sources of secured funding include whole-loan sales, secured aggregation facilities, asset-backed commercial paper facilities and repurchase agreements. In addition, ResCap’s collateralized borrowings in securitized trusts totaled $48.8 and $53.3 as of March 31, 2007, and December 31, 2006, respectively.
(g)	Consists primarily of Commercial Finance secured funding facilities.

The syndicated multi-currency global credit facility includes a $4.35 billion five-year facility (expires June 2008) and a $3.25 billion 364-day facility (expires June 2007). The 364-day facility includes a term out option which, if exercised by us prior to expiration, carries a one-year term. Additionally, a leverage covenant in the liquidity facilities and certain other funding facilities restricts the ratio of consolidated borrowed funds (excluding certain obligations of bankruptcy remote special purpose entities) to consolidated net worth to no greater than 11.0:1 under certain conditions. More specifically, the covenant is only applicable on the last day of any fiscal quarter (other than the fiscal quarter during which a change in rating occurs) during such times that we have senior unsecured long-term debt outstanding, without third-party enhancement, which is rated

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

BBB+ or less (by Standard & Poor’s), or Baa1 or less (by Moody’s). Our leverage ratio covenant was 9.5:1 at March 31, 2007, and we are, therefore, in compliance with this covenant.

8. Derivative Instruments and Hedging Activities

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

The following table summarizes the pre-tax earnings effect for each type of hedge classification, segregated by the asset or liability being hedged.

Three months ended March 31,
($ in millions)	2007	2006	Income statement classification

Fair value hedge ineffectiveness loss:
Loans held for sale	($1)	$—	(Loss) gain on sale of mortgage and automotive loans
Cash flow hedge ineffectiveness gain:
Debt obligations	—	1	Interest expense
Economic hedge change in fair value:
Off-balance sheet securitization activities:
Financing operations	11	(8)	Other income
Foreign currency debt (a)	6	52	Interest expense
Loans held for sale or investment	(35)	110	(Loss) gain on sale of mortgage and automotive loans, net
Mortgage servicing rights	(41)	(381)	Servicing asset valuation and hedge activities, net
Mortgage related securities	(14)	(7)	Investment income
Callable debt obligations	47	(229)	Interest expense
Other	(3)	17	Other income, Interest expense, Other operating expenses

Net losses	($30)	($445)

(a)	Amount represents the difference between the changes in the fair values of the currency swap, net of the revaluation of the related foreign currency denominated debt.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9. Related Party Transactions

Balance Sheet

A summary of the balance sheet effect of transactions with GM, FIM Holdings and affiliated companies is as follows:

	March 31,	December 31,
($ in millions)	2007	2006

Assets:
Available for sale investment in asset-backed security (a)	$438	$471
Finance receivables and loans, net of unearned income (b)
Wholesale auto financing	884	938
Term loans to dealers	203	207
Investment in operating leases, net (c)	293	290
Notes receivable from GM (d)	2,231	1,975
Other assets
Receivable related to taxes due from GM (e)	—	317
Other	44	50
Liabilities:
Unsecured debt
Notes payable to GM	50	60
Accrued expenses and other liabilities
Wholesale payable	1,045	499
Subvention receivables (rate and residual support)	(473)	(309)
Lease pull ahead receivable	(88)	(62)
Other receivables	(14)	(100)
Preferred interests	2,226	2,195
Equity:
Dividends paid to GM (f)	—	9,739
Capital contributions received (g)	1,033	951
Preferred interest accretion to redemption value and dividends	52	295

(a)	In November 2006 GMAC retained an investment in a note secured by operating lease assets transferred to GM. As part of the transfer, GMAC provided a note to a trust, a wholly owned subsidiary of GM. The note is classified in Investment securities on our Condensed Consolidated Balance Sheet.
(b)	Represents wholesale financing and term loans to certain dealerships wholly owned by GM or in which GM has an interest.
(c)	Includes vehicles, buildings and other equipment classified as operating lease assets that are leased to GM affiliated entities.
(d)	Includes borrowing arrangements with GM Opel and arrangements related to our funding of GM company-owned vehicles, rental car vehicles awaiting sale at auction, our funding of the sale of GM vehicles through the use of overseas distributors and amounts related to GM trade supplier finance program. In addition, we provide wholesale financing to GM for vehicles, parts and accessories in which GM retains title while consigned to us or dealers in the UK, Italy and Germany. The financing to GM remains outstanding until the title is transferred to the dealers. The amount of financing provided to GM under this arrangement varies based on inventory levels.
(e)	In November 2006 GMAC transferred NOL tax receivables to GM for entities converting to an LLC. For all non-converting entities, the amount was reclassified to deferred income taxes on the Condensed Consolidated Balance Sheet. At December 31, 2006, this balance represents an overpayment of taxes and was included in Accrued expenses and other liabilities on our Consolidated Balance Sheet. At March 31, 2007, this balance was included in Notes receivable from GM on the Condensed Consolidated Balance Sheet.

(f)	Amount includes cash dividends of $4.8 billion and non-cash dividends of $4.9 billion in 2006. During the fourth quarter of 2006 in connection with the Sale Transactions, GMAC made $7.8 billion of dividends to GM which was comprised of the following (i) a cash dividend of $2.7 billion representing a one-time distribution to GM primarily to reflect the increase in GMAC’s equity resulting from the elimination of a portion of our net deferred tax liabilities arising from the conversion of GMAC and certain of our subsidiaries to a limited liability company, (ii) certain assets with respect to automotive leases owned by GMAC and its affiliates having a net book value of approximately $4.0 billion and related deferred tax liabilities of $1.8 billion, (iii) certain Michigan properties with a carrying value of approximately $1.2 billion to GM, (iv) intercompany receivables from GM related to tax attributes of $1.1 billion, (v) net contingent tax assets of $491 and (vi) other miscellaneous transactions.

(g)	During the first quarter of 2007, under the terms of the purchase and sale agreement between FIM Holdings and GM, GM made a capital contribution of $1 billion to GMAC. Amount in 2006 is comprised of the following: (i) approximately $801 of liabilities related to U.S. and Canadian based GM sponsored other postretirement programs and related deferred tax assets of $302, (ii) contingent tax liabilities of $384 assumed by GM and (iii) deferred tax assets transferred from GM of $68.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Income Statement

A summary of the income statement effect of transactions with GM and affiliated companies is as follows:

Three months ended March 31, ($ in millions)	2007	2006

Net financing revenue:
GM and affiliates lease residual value support (a)	$219	$167
Wholesale subvention and service fees from GM	65	43
Interest received (paid) on loans with GM	1	(17)
Consumer lease payments from GM (b)	7	40
Insurance premiums earned from GM	67	72
Other income:
Interest on notes receivable from GM and affiliates	32	69
Interest on wholesale settlements (c)	38	44
Revenues from GM leased properties, net	3	26
Derivatives (d)	2	—
Service fee income:
Rental car repurchases held for resale (e)	—	8
U.S. Automotive operating leases (f)	3	—
Expense:
Employee retirement plan costs allocated by GM	8	29
Off-lease vehicle selling expense reimbursement (g)	(8)	(5)
Payments to GM for services, rent and marketing expenses (h)	38	14

(a)	Represents total amount of residual support and risk sharing paid (or invoiced) under the residual support and risk sharing programs and deferred revenue related to the settlement of residual support and risk sharing obligations in 2006 for a portion of the lease portfolio.
(b)	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle, with the customer’s remaining payment obligation waived. For certain programs, GM compensates us for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle.
(c)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made prior to the expiration of transit, we receive interest from GM.
(d)	Represents income related to derivative transactions entered into with GM as counterparty.
(e)	We receive a servicing fee from GM related to the resale of rental car repurchases. At December 31, 2006, this program was terminated.
(f)	Represents servicing income related to automotive leases distributed to GM on November 22, 2006.
(g)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by us on off-lease vehicles sold by GM at auction.
(h)	GM provides us certain other services and facilities services for which we reimburse them. Included in this amount are rental payments for our primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Retail and Lease Programs

GM may elect to sponsor incentive programs (on both retail contracts and operating leases) by supporting financing rates below the standard market rates at which we purchase retail contracts and leases. Such marketing incentives are also referred to as rate support or subvention. When GM utilizes these marketing incentives, it pays us the present value of the difference between the customer rate and our standard rate at contract inception, which we defer and recognize as a yield adjustment over the life of the contract.

GM may also sponsor lease residual support programs as a way to lower customer monthly payments. Under residual support programs, the customer’s contractual residual value is adjusted above our standard residual values. Historically, GM reimbursed us at the time of the vehicle’s disposal if remarketing sales proceeds were less than the customer’s contractual residual value limited to our standard residual value. In addition to residual support programs, GM also participated in a risk sharing arrangement whereby GM shared equally in residual losses to the extent that remarketing proceeds were below our standard residual values (limited to a floor).

In connection with the Sale Transactions GM settled its estimated liabilities with respect to residual support and risk sharing on a portion of our operating lease portfolio and on the entire U.S. balloon retail receivables portfolio in a series of lump-sum payments. A negotiated amount totaling approximately $1.4 billion was agreed to by GM under these leases and balloon contracts and was paid to us. The payments were recorded as a deferred amount in Accrued expenses and other liabilities in our Condensed Consolidated Balance Sheet and are treated as sales proceeds on the underlying assets, as the contracts terminate and the vehicles are sold at auction, in recognizing the gain or loss on sale.

In addition, with regard to U.S. lease originations and all U.S. balloon retail contract originations occurring after April 30, 2006, that remained with us after the consummation of the Sale Transactions, GM agreed to begin payment of the present value of the expected residual support owed to us at the time of contract origination as opposed to after contract termination at the time of sale of the related vehicle. The residual support amount GM actually owes us is “trued up” as the leases actually terminate and, in cases where the estimate was incorrect, GM may be obligated to pay us, or we may be obligated to reimburse GM, under the terms of the residual support program. For the affected contracts originated through March 2007, GM paid or agreed to pay us a total of $280 million in 2007.

Based on the March 31, 2007, outstanding U.S. operating lease portfolio, the additional maximum amount that could be paid by GM under the residual support programs is approximately $427 million and would only be paid in the unlikely event that the proceeds from the entire portfolio of lease assets were lower than both the contractual residual value and our standard residual rates. Based on the March 31, 2007, outstanding U.S. operating lease portfolio, the maximum amount that could be paid under the risk sharing arrangements is approximately $599 million and would only be paid in the unlikely event that the proceeds from all outstanding lease vehicles were lower than our standard residual rates.

Retail and lease contracts acquired by us that included rate and residual subvention from GM, payable directly or indirectly to GM dealers as a percent of total new retail and lease contracts acquired, are noted in the table.

Three months ended March 31,	2007	2006

GM and affiliates subvented contracts acquired:
North American operations	85%	89%
International operations (a)	39%	58%

(a)	The decrease in 2007 is primarily due to a price repositioning in Mexico which improved the competitiveness of non-subvented products and increased Mexico’s retail penetration by 3% in comparison with 2006 levels.

As a result of GM sponsored rate incentive programs, our North American operations recognized $373 million and $381 million in consumer financing revenue as yield adjustments on GM subvented retail loans for the three months ended March 31, 2007 and 2006, respectively.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Other

We have entered into various services agreements with GM that are designed to document and maintain the current and historical relationship between us. We are required to pay GM fees in connection with certain of these agreements related to our financing of GM consumers and dealers in certain parts of the world.

GM also provides payment guarantees on certain commercial assets we have outstanding with certain third-party customers. As of March 31, 2007, and December 31, 2006, commercial obligations guaranteed by GM were $129 million and $216 million, respectively. In addition, we have a consignment arrangement with GM for commercial inventories in Europe. As of March 31, 2007, and December 31, 2006, commercial inventories related to this arrangement were $142 million and $151 million, respectively, and are reflected in Other assets in the Condensed Consolidated Balance Sheet.

In addition, we may enter into various transactions with companies that are affiliated with FIM Holdings. At March 31, 2007, we had $278 million in outstanding commercial receivables and approximately $7 million of related revenue for the quarter ended March 31, 2007, from warehouse loans provided in our mortgage operations with Aegis Mortgage Corporation, an affiliate of FIM Holdings. In addition, we are a party to various other immaterial transactions with other companies that are affiliated or associated with FIM Holdings.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10. Segment Information

Financial results for our reporting segments are summarized as follows:

	Automotive Finance Operations (a)
	North
Three months ended March 31,	American	International		Insurance
($ in millions)	Operations	Operations (b)	ResCap	Operations	Other (c)	Consolidated

2007
Net financing revenue before provision for credit losses	$946	$445	$173	$—	$61	$1,625
Provision for credit losses	(99)	(36)	(542)	—	(4)	(681)
Other revenue	768	119	328	1,172	49	2,436

Total net financing revenue (loss) and other income	1,615	528	(41)	1,172	106	3,380
Noninterest expense	1,301	406	810	981	37	3,535

Income (loss) before income tax expense	314	122	(851)	191	69	(155)
Income tax expense	9	31	59	48	3	150

Net income (loss)	$305	$91	($910)	$143	$66	($305)

Total assets	$124,273	$25,125	$121,244	$12,878	($8,388)	$275,132

2006
Net financing revenue before provision for credit losses	$1,031	$402	$265	$—	$193	$1,891
Provision for credit losses	(14)	7	(123)	—	(36)	(166)
Other revenue	742	166	799	1,141	51	2,899

Total net financing revenue and other income	1,759	575	941	1,141	208	4,624
Noninterest expense	1,675	391	602	955	284	3,907

Income (loss) before income tax expense	84	184	339	186	(76)	717
Income tax (expense) benefit	(27)	(55)	(138)	(57)	55	(222)

Net income (loss)	$57	$129	$201	$129	($21)	$495

Total assets	$155,382	$27,168	$121,914	$13,739	($14,459)	$303,744

(a)	North American Operations consist of automotive financing in the U.S. and Canada and certain corporate activities. International Operations consists of automotive financing and full service leasing in all other countries and Puerto Rico through March 31, 2006. Beginning April 1, 2006, Puerto Rico has been included in North American Operations.
(b)	Amounts include intra-segment eliminations between the North American Operations and International Operations.
(c)	Represents our Commercial Finance business, equity interest in Capmark, certain corporate activities related to mortgage activities, and reclassifications and elimination between the reporting segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Overview

GMAC is a leading independent global diversified financial services firm with approximately $275 billion of assets and operations in approximately 40 countries. Founded in 1919 as a wholly owned subsidiary of General Motors Corporation (General Motors or GM), GMAC was originally established to provide GM dealers with the automotive financing necessary for the dealers to acquire and maintain vehicle inventories and to provide retail customers the means by which to finance vehicle purchases through GM dealers. On November 30, 2006, GM sold a 51% interest in us for approximately $7.4 billion (the Sale Transactions) to FIM Holdings LLC (FIM Holdings), an investment consortium led by Cerberus FIM Investors, LLC, the sole managing member, and also including Citigroup Inc., Aozora Bank Ltd. and a subsidiary of The PNC Financial Services Group, Inc.

Our products and services have expanded beyond automotive financing as we currently operate in the following lines of business — Automotive Finance, Mortgage (Residential Capital, LLC or ResCap) and Insurance. The following table summarizes the operating results of each line of business for the three months ended March 31, 2007 and 2006. Operating results for each of the lines of business are more fully described in the MD&A sections that follow.

		2006	2007-2006
Three months ended March 31, ($ in millions)	2007	(Restated)	% change

Net financing revenue and other income
Automotive Finance	$2,143	$2,334	(8)
ResCap	(41)	941	(104)
Insurance	1,172	1,141	3
Other	106	208	(49)

Net income (loss)
Automotive Finance	396	$186	113
ResCap	(910)	201	(553)
Insurance	143	129	11
Other	66	(21)	414

•	Our Automotive Finance operations offer a wide range of financial services and products (directly and indirectly) to retail automotive consumers, automotive dealerships and other commercial businesses. Our Automotive Finance operations are comprised of two separate reporting segments — North American Automotive Finance Operations and International Automotive Finance Operations. The products and services offered by our Automotive Finance operations include the purchase of retail installment sales contracts and leases, offering of term loans, dealer floor plan financing and other lines of credit to dealers, fleet leasing and vehicle remarketing services. While most of our operations focus on prime automotive financing to and through GM or GM affiliated dealers, our Nuvell operation, which is part of our North American Automotive Finance Operations, focuses on nonprime automotive financing to GM-affiliated and non-GM dealers. Our Nuvell operation also provides private-label automotive financing. In addition, our Automotive Financing operations utilize asset securitization and whole loan sales as a critical component of our diversified funding strategy.

•	Our ResCap operations engage in the origination, purchase, servicing, sale and securitization of consumer (i.e., residential) and mortgage loans and mortgage-related products (e.g., real estate services). Typically, mortgage loans are originated and sold to investors in the secondary market, including securitization transactions in which the assets are legally sold but are accounted for as secured financings. In March 2005 we transferred ownership of GMAC Residential and GMAC-RFC to a newly formed wholly owned subsidiary holding company, ResCap. As part of this transfer of ownership, certain agreements were put in place between ResCap and us that restrict ResCap’s ability to declare dividends or prepay subordinated indebtedness owed to us. While we believe the restructuring of these operations and the agreements between ResCap and us allow ResCap to access more attractive sources of capital, the agreements inhibit our ability to return funds for dividends and debt payments. For additional information, please refer to ResCap’s Annual Report on Form 10-K for the period ended December 31, 2006, filed separately with the SEC, which report is not deemed incorporated into any of our filings under the Securities Act or the Exchange Act.

•	Our Insurance operations offer automobile service contracts and underwrite personal automobile insurance coverage (ranging from preferred to non-standard risks) and selected commercial insurance and reinsurance coverage. We are a leading provider of automotive extended service contracts with mechanical breakdown and maintenance coverages. Our automotive extended service contracts offer vehicle owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle warranty. We underwrite and market non-standard, standard and preferred risk physical damage and liability insurance coverages for passenger automobiles, motorcycles, recreational vehicles and commercial automobiles through independent agency, direct response and internet channels. Additionally, we market private-label insurance through a long-term agency relationship with Homesite Insurance, a national provider of home insurance products. We provide commercial insurance, primarily covering dealers’ wholesale vehicle inventory, and reinsurance products. Internationally, ABA Seguros provides certain commercial business insurance exclusively in Mexico.

•	Other operations consist of our Commercial Finance Group, an equity investment in Capmark (our former commercial mortgage operations), certain corporate activities and reclassifications and elimination between the reporting segments.

Restatement of Condensed Consolidated Financial Statements
As discussed in Notes 1 and 2 to the Condensed Consolidated Financial Statements, we restated our historical Condensed Consolidated Balance Sheet as of March 31, 2006, our Condensed Consolidated Statement of Income, and our Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2006. This restatement relates to the accounting treatment for certain hedging transactions under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (SFAS 133). We also corrected certain other out-of-period errors, which were deemed immaterial, individually and in the aggregate, in the periods in which they were originally recorded and identified. These items relate to transactions involving certain transfers of financial assets, valuations of certain financial instruments, amortization of unearned income on certain products, income taxes and other inconsequential items. Because of this derivative restatement, we corrected these amounts to record them in the proper period.

The following table sets forth a reconciliation of previously reported and restated net income for the period shown. The restatement decreased January 1, 2006, retained earnings to $15,095 million from $15,190 million. The decrease of $95 million was comprised of a $191 million decrease related to the elimination of a hedge accounting related to certain debt instruments and an increase of $96 million related to other immaterial items.

Net income for the three months
($ in millions)	ended March 31, 2006

Previously reported net income	$672
Elimination of hedge accounting related to certain debt instruments	(191)
Other, net	(80)

Total pre-tax	(271)
Related income tax effects	94

Restated net income	$495

% change	(26)

As a result of a review of our hedge documentation for certain fair value hedges, management concluded that such documentation and hedge effectiveness assessment methodologies related to particular hedges of callable fixed rate debt instruments funding our North American Automotive Finance operations did not satisfy the requirements of SFAS 133. One of the requirements of SFAS 133 is that hedge accounting is appropriate only for those hedging relationships for which a company has a sufficiently documented expectation that such relationships will be highly effective in achieving offsetting changes in fair values or cash flows attributable to the risk being hedged at the inception of the hedging relationship. To determine whether transactions continue to satisfy this requirement, companies must periodically assess and document the effectiveness of hedging relationships both prospectively and retrospectively.

Management determined that hedge accounting treatment should not have been applied to these hedging relationships. As a result, we should not have recorded any adjustments on the debt instruments included in the hedging relationships related to changes in fair value due to movements in the designated benchmark interest rate. Accordingly, we have restated our Condensed Consolidated Balance Sheet as of March 31, 2006, our Condensed Consolidated Statement of Income, and our Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2006, from the amounts previously reported to remove such recorded adjustments on these debt instruments from our reported interest expense during the affected years. The elimination of hedge accounting treatment introduces increased funding cost volatility in our restated results. The changes in the fair value of fixed rate debt previously recorded were affected by changes in the designated benchmark interest rate (LIBOR). Prior to the restatement, adjustments to record increases in the value of this debt occurred in periods when interest rates declined, and adjustments to record decreases in value were made in periods when interest rates rose. As a result, changes in the benchmark interest rates caused volatility in the debt’s fair value adjustments that were recognized in our historical earnings, which were mitigated by the changes in the value of the interest rate swaps in the hedge relationships. The interest rate swaps, which economically hedge these debt instruments, continue to be recorded at fair value with changes in fair value recorded in earnings.

The accompanying MD&A considers the effects of this restatement described above and described in Notes 1 and 2 to our Condensed Consolidated Financial Statements.

Consolidated Results of Operations
The following table summarizes our consolidated operating results for the periods indicated. Refer to the reporting segment sections for a more complete discussion of operating results by line of business.

		2006	2007-2006
Three months ended March 31, ($ in millions)	2007	(Restated)	% change

Revenue
Total financing revenue	$5,298	$5,705	(7)
Interest expense	(3,673)	(3,814)	(4)
Provision for credit losses	(681)	(166)	310

Net financing revenue	944	1,725	(45)
Net loan servicing income	257	263	(2)
Insurance premiums and service revenue	1,041	1,010	3
(Loss) gain on sale of mortgage and automotive loans	(37)	364	(110)
Investment income	309	258	20
Other income	866	1,004	(14)

Total net financing revenue and other income	3,380	4,624	(27)
Depreciation expense on operating leases	(1,081)	(1,440)	(25)
Insurance losses and loss adjustment expenses	(573)	(597)	(4)
Other expense	(1,881)	(1,870)	1

Income (loss) before income tax expense	(155)	717	(122)
Income tax expense	(150)	(222)	(32)

Net income (loss)	($305)	$495	(162)

We reported a net loss of $305 million in the first quarter of 2007, as compared to the first quarter 2006 net income of $495 million. This reflects strong earnings in the global automotive finance and insurance businesses that provided earnings support for our ResCap business, which was adversely affected by a decline in the residential housing market and deterioration in the nonprime securitization market in the U.S.

Total financing revenue decreased by 7% in the first three months of 2007 compared to the same period of 2006, primarily due to decreases in operating lease income. Operating lease income declined 19% due to a reduction in our operating lease portfolio which was primarily driven by the transfer of operating lease assets to GM during November 2006 as part of the Sale Transactions. Similarly, depreciation expense decreased 25% during the same period as a result of these reductions in our operating lease portfolio.

Interest expense decreased slightly in 2007 compared to 2006. The decrease resulted from the reduction in cash and cash equivalents and our repurchase of deferred interest debentures during the third quarter of 2006. This decrease was partially offset by an increase in market interest rates. The provision for credit losses increased 310% as compared to 2006. The increase was primarily due to higher delinquencies at ResCap, attributable to general economic conditions including slower home price appreciation and deterioration in nonprime credit performance.

(Loss) gain on sale of mortgage and automotive loans decreased by 110% in 2007 compared to 2006. The decrease is primarily attributable to a decline in fair value of our nonprime and prime second-lien delinquent loans held for sale at ResCap. The pricing for these mortgage loans declined significantly in the fourth quarter of 2006 and continued into the first quarter of 2007, as our ability to securitize these loans was severely restricted as investor uncertainty grew in regards to the performance of these loans. This trend was partially offset by gains on sale from the securitization activity of our auto finance business.

Insurance losses and loss adjustment expenses improved slightly in 2007 compared to 2006 driven by favorable loss trends experienced in extended service contract business as well as decreased losses in our domestic personal lines.

Our consolidated tax expense for the first quarter of 2007 is $150 million, a decrease of 32% from the first quarter of 2006, primarily due to the mix of earnings in limited liability company (LLC) and non-LLC entities. Results for the first quarter of 2007 reflect a change in tax status for certain of our subsidiaries due to the conversion of a number of our unregulated U.S. subsidiaries to flow-through LLCs in conjunction with the Sale Transaction. These domestic subsidiaries are generally not taxed at the entity level and, therefore, our effective tax rate on a consolidated basis is significantly higher in the first quarter of 2007 than the same period in 2006. The primary reason for this is that the majority of the net loss at ResCap is attributable to its LLCs and no tax benefits for these losses are recorded. Excluding ResCap, the consolidated effective tax rate is approximately 14%, which represents the provision for taxes at our non-LLC subsidiaries combined with taxable income that is not subject to tax at our LLC subsidiaries. The effective tax rates applicable to our non-LLC subsidiaries remain comparable with 2006.

Automotive Finance Operations

Results of Operations
The following table summarizes the operating results of our Automotive Finance operations for the periods indicated. The amounts presented are before the elimination of balances and transactions with our other reporting segments.

Three months ended March 31,		2006	2007-2006
($ in millions)	2007	(Restated)	% change

Revenue
Consumer	$1,386	$1,430	(3)
Commercial	382	368	4
Operating leases	1,568	1,926	(19)

Total financing revenue	3,336	3,724	(10)
Interest expense	(1,945)	(2,291)	(15)
Provision for credit losses	(135)	(7)	n/m

Net financing revenue	1,256	1,426	(12)
Servicing fees	112	59	90
Net gains on the sale of loans	198	54	267
Investment income	96	87	10
Other income	481	708	(32)

Total net automotive financing revenue and other income	2,143	2,334	(8)
Depreciation expense on operating leases	(1,081)	(1,439)	(25)
Noninterest expense	(626)	(627)	—
Income tax expense	(40)	(82)	(51)

Net income	$396	$186	113

Total assets	$149,398	$182,550	(18)

n/m =	not meaningful

Automotive Finance operations net income increased 113% for the first quarter of 2007. These results reflect improved margins in North America, despite continued margin pressure overseas. The improvement in North America is due to an increase in servicing income related to the growth in our whole loan serviced portfolio and lower debt levels due to the continued use of whole loan sales, and a favorable mark to market effect of $59 million related to the accounting treatment for certain derivative activities.

Total financing revenue decreased 10% in the first quarter of 2007, as compared to the prior year. The decrease in consumer revenue is consistent with the reduction in consumer asset levels as a result of continued whole loan sale activity. Consumer finance receivables declined by $5 billion, or approximately 8%, since March 31, 2006. Operating lease revenue (along with the related depreciation expense) decreased year over year consistent with the decrease in the size of the operating lease portfolio (approximately 20% since March 2006), as a result of the dividend of certain operating lease assets to GM pursuant to the terms and conditions of the Sale Transactions.

Interest expense decreased 15% for the first quarter of 2007 as compared to the first quarter of 2006. This reduction was primarily due to lower levels of outstanding debt and the favorable impact of the mark to market on certain cancelable swaps which economically hedge callable debt. Our provision for credit losses increased $128 million during the first quarter of 2007, as compared to the same period during the 2006 year. The increase in the provision is consistent with the increase in our delinquency experience and reflects higher loss frequency and loss severity.

Net gains on the sale of loans increased 267% for the first three months of 2007, as compared to the same period in 2006. The increase was primarily the result of higher gains on the sale of retail installment contracts in the first quarter of 2007, as compared to the same period in 2006, despite a decrease in volume. Automotive Finance operations continue to utilize asset securitization and whole loan sales as a critical component of our diversified funding strategy. As a result of the growth in the whole loan serviced portfolio, servicing fees increased 90% during the first quarter of 2007, as compared to the same period in 2006.

Investment income increased 10% for the first three months of 2007, as compared to the same period in 2006. The increase was largely a result of higher short-term interest rates and asset balances in 2007. Other income decreased 32% in comparison to the first quarter of 2006 due to lower revenue on GM loans and intercompany loans due to lower lending levels.

Total income tax expense decreased by $42 million for the first three months of 2007, as compared to the same period in 2006, primarily due to our election to be treated as a disregarded or pass-through entity in connection with our conversion to an LLC during the third quarter of 2006. As a result of the conversion, a federal tax provision is no longer required for the majority of the Automotive Finance operations.

Automotive Financing Volume
The following table summarizes our new and used vehicle consumer and wholesale financing volume and our share of GM consumer and wholesale volume.

			Share of
	GMAC volume		GM sales
Three months ended March 31, (units in thousands)	2007	2006	2007	2006

Consumer automotive financing
GM new vehicles
North America
Retail contracts	201	188	27%	26%
Leases	135	165	18%	22%
Total North America	336	353	45%	48%
International (retail contracts and leases)	142	135	25%	25%
Total GM new units financed	478	488	36%	38%
Non-GM new units financed	22	16
Used units financed	124	99
Total consumer automotive financing volume	624	603
Wholesale financing of new vehicles
GM vehicles
North America	758	920	73%	76%
International	653	660	89%	89%
Total GM units financed	1,411	1,580	77%	82%
Non-GM units financed	43	41
Total wholesale volume	1,454	1,621

Our consumer automotive financing volume and penetration levels are significantly impacted by the nature, timing and extent of GM’s use of rate, residual and other financing incentives for marketing purposes on consumer retail automotive contracts and leases. Our penetration levels were slightly lower in 2007 than what was experienced in 2006, mainly due to a decline in the use of incentive programs by GM. Our International operations’ consumer penetration levels were flat in 2007 compared to 2006.

Allowance for Credit Losses
The following table summarizes activity related to the consumer allowance for credit losses for our Automotive Finance operations.

($ in millions)	Consumer	Commercial	Total

Balance at January 1, 2006	$1,618	$86	$1,704
Provision for credit losses	28	(21)	7
Charge-offs	(236)	—	(236)
Recoveries	51	—	51
Other	2	—	2

Balance at March 31, 2006	1,463	65	1,528

Balance at January 1, 2007	1,460	69	1,529
Provision for credit losses	134	1	135
Charge-offs	(239)	(1)	(240)
Recoveries	52	1	53
Other	3	1	4

Balance at March 31, 2007	$1,410	$71	$1,481

Allowance coverage (a)
March 31, 2006	2.23%	0.25%	1.66%
March 31, 2007	2.32%	0.28%	1.72%

(a) Represents the related allowance for credit losses as a percentage of total on-balance sheet automotive contracts.

The allowance for credit losses as a percentage of the total on-balance sheet consumer portfolio has experienced an increase in comparison with the first quarter of 2006. The increase was related to a slight increase in loss frequency and severity of our consumer portfolio for North American operations, compared to 2006 levels.

The consumer allowance for credit losses was $1,410 million and $1,463 million as of March 31, 2007 and 2006, respectively. The consumer portfolio incurred net charge-offs of $187 million and $185 million for the three months ended March 31, 2007 and 2006, respectively. Decreases in the level of allowance from 2006 levels are reflective of proportional decreases in the on-balance sheet consumer portfolio over the same period.

Consumer Credit
The following tables summarize pertinent loss experience in the consumer managed and on-balance sheet automotive retail contract portfolios. The managed portfolio includes retail receivables held on-balance sheet for investment and off-balance sheet receivables. The off-balance sheet portion of the managed portfolio includes receivables securitized and sold that we continue to service and in which we retain an interest or risk of loss but excludes securitized and sold finance receivables that we continue to service but in which we retain no interest or risk of loss. The process of creating a pool of retail finance receivables for securitization or sale typically excludes accounts that are greater than 30 days delinquent at such time. In addition, the process involves selecting from a pool of receivables that are currently outstanding and, therefore, represent seasoned accounts. A seasoned portfolio that excludes delinquent accounts historically results in better credit performance in the managed portfolio than in the on-balance sheet portfolio of retail finance receivables. In addition, the current off-balance sheet transactions are comprised mainly of subvented rate retail finance receivables, which generally attract customers with higher credit quality (or otherwise cash purchasers) than customers typically associated with non-subvented receivables.

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

	Average	Charge-offs,
	retail	net of		Annualized net
Three months ended March 31,	contracts	recoveries (a)		charge-off rate (b)
($ in millions)	2007	2007	2006	2007	2006

Managed
North America	$50,134	$162	$164	1.29%	1.21%
International	16,318	27	27	0.66%	0.73%

Total managed	$66,452	$189	$191	1.14%	1.11%

On-balance sheet
North America	$44,047	$157	$159	1.43%	1.29%
International	16,318	27	27	0.66%	0.73%

Total on-balance sheet	$60,365	$184	$186	1.22%	1.17%

(a)	Net charge-offs exclude amounts related to the lump-sum payments on balloon finance contracts. The amount totaled $3 for the first quarter ended March 31, 2007.

(b)	North America 2006 annualized charge-offs, net of recoveries, includes $15 of certain expenses related to repossessed vehicles, which are included in other operating expenses on the Condensed Consolidated Statement of Income.

The following table summarizes pertinent delinquency experience in the consumer automotive retail contract portfolio.

	Percent of retail contracts
	30 days or more past due (a)
	Managed		On-balance sheet
March 31,	2007	2006	2007	2006

North America	2.51%	2.34%	2.80%	2.53%
International	2.52%	2.54%	2.52%	2.54%

Total	2.51%	2.40%	2.69%	2.53%

(a)	Past due contracts are calculated on the basis of the average number of contracts delinquent during a month and exclude accounts in bankruptcy.

Credit fundamentals in our North American consumer automotive portfolio have deteriorated in recent quarters. Delinquencies and loss severity in the North American portfolio deteriorated as compared to 2006. The increase in delinquency trends is the result of a shrinking and aging of the asset base due to an increase in whole loan sales activity and a weaker U.S. economy as compared to the prior year. The increase in loss severity is illustrated by an increase in the average loss per new vehicle repossessed, which increased from $8,248 in the first quarter of 2006 to $8,760 in the first quarter of 2007. International consumer credit portfolio performance remains strong as both delinquencies and charge-offs have declined as compared to prior year levels.

In addition to the preceding loss and delinquency data, the following table summarizes bankruptcies and repossession information for the United States consumer automotive retail contract portfolio (which represents approximately 50% of our on-balance sheet consumer automotive retail contract portfolio):

	Managed		On-balance sheet
Three months ended March 31,	2007	2006	2007	2006

Average retail contracts in bankruptcy (in units)	67,307	103,521	66,317	101,863
Bankruptcies as a percent of average number of contracts outstanding	2.26%	2.83%	2.56%	2.93%
Retail contract repossessions (in units)	18,936	25,133	18,155	24,883
Annualized repossessions as a percent of average number of contracts outstanding	2.57%	2.73%	2.83%	2.84%

New bankruptcy filings in the U.S. increased dramatically in October 2005, prior to the change in bankruptcy laws that made it more difficult for some consumers to qualify for certain protections under prior bankruptcy laws. Subsequent to this change in bankruptcy laws, we experienced a decrease in bankruptcy filings during 2006, as well as the first quarter of 2007. Similarly, repossession experience also improved since the first quarter of 2006.

Commercial Credit
Our credit risk on the commercial portfolio is markedly different from that of our consumer portfolio. Whereas the consumer portfolio represents a homogenous pool of retail contracts that exhibit fairly predictable and stable loss patterns, the commercial portfolio exposures are less predictable. In general, the credit risk of the commercial portfolio is tied to overall economic conditions in the countries in which we operate, as well as the particular circumstances of individual borrowers.

At March 31, 2007, the only commercial receivables that had been securitized and accounted for as off-balance sheet transactions represent wholesale lines of credit extended to automotive dealerships, which historically experience low charge-offs. As a result, the amount of charge-offs on our managed portfolio is similar to the on-balance sheet portfolio, and only the on-balance sheet commercial portfolio credit experience is presented in the following table:

	Total
	loans	Impaired loans (a)
	March 31,	March 31,	Dec 31,	March 31,
($ in millions)	2007	2007	2006	2006

Wholesale	$20,966	$311	$338	$294
		1.48%	1.64%	1.35%
Other commercial automotive financing	4,569	45	52	45
		0.98%	1.35%	1.00%

Total on-balance sheet	25,535	$356	$390	$339
		1.39%	1.60%	1.29%

(a)	Includes loans where it is probable that we will be unable to collect all amounts due according to the terms of the loan.

Charge-offs on the wholesale portfolio remained at traditionally low levels in the first quarter of 2007.

ResCap Operations

Results of Operations
The following table summarizes the operating results for ResCap for the periods indicated. The amounts presented are before the elimination of balances and transactions with our other reporting segments.

			2007-2006
Three months ended March 31, ($ in millions)	2007	2006	% change

Revenue
Total financing revenue	$1,874	$1,700	10
Interest expense	(1,701)	(1,435)	19
Provision for credit losses	(542)	(123)	341

Net financing (loss) revenue	(369)	142	(360)
Mortgage servicing fees	447	375	19
Servicing asset valuation and hedge activities, net	(302)	(186)	62

Net loan servicing income	145	189	(23)
Net (loss) gains on sale of loans	(235)	267	(188)
Other income	418	343	22
Noninterest expense	(810)	(602)	35
Income tax expense	(59)	(138)	(57)

Net income (loss)	($910)	$201	(553)

Total assets	$121,244	$121,914

ResCap experienced a net loss of $910 million in the first quarter of 2007, down 553% from first quarter 2006 earnings of $201 million. While ResCap’s international business experienced record performance in the quarter, the U.S. residential mortgage market continued to experience a radical slow-down, with declining home prices and weakening consumer credit, which put significant pressure on performance. ResCap’s first quarter results reflect difficult market conditions and limited liquidity for nonprime mortgages held for sale, which were sold or marked at significantly lower market values.

Net financing revenue decreased 360% and was negatively impacted by higher interest expense driven by an increase in short-term market interest rates as well as an increase in the average amount of interest bearing liabilities outstanding. The increase in the provision for credit losses was driven by the continued deterioration in the domestic housing market and the market for nonprime loans. These market conditions resulted in the increase of loss estimates for the number and amount of estimated incurred losses. The increase in interest expense and provision for credit losses was partially offset by an increase in total financing revenue from increased yields on outstanding loans.

Net loan servicing income decreased to $145 million, a decline of 23%, due to negative servicing asset valuations, which were partially offset by an increase in the size of the mortgage servicing rights portfolio. Gain (loss) on sales of loans decreased primarily due to the decline in fair value of our nonprime and prime second-lien delinquent loans held for sale. The pricing for various loan product types continued to deteriorate in the first quarter of 2007, as investor uncertainty remained high.

Other income increased 22% during the first quarter of 2007 as compared to the same period in 2006 due to higher residential real estate income as a result of continued growth in residential real estate investments and gains on U.S. Treasury and principal-only securities.

Noninterest expense increased 35% in the first quarter 2007 as compared to the first quarter of 2006. The increase is primarily due to an increase for the provision for losses associated with assets sold with recourse and the necessity for us to include representations for early-payment defaults due to competitive pressures.

Income tax expense decreased 57% during the first quarter of 2007 as compared to the first quarter of 2006. The decrease in expense reflects the conversion of principal domestic operations to LLC, and net pre-tax losses within these operations for which no tax benefits are recorded at the LLC level. As a result of the conversion, a federal tax provision is no longer required for the majority of U.S. based operations.

Mortgage Loan Production, Sales and Servicing
During the first three months of 2007, our loan production decreased to approximately $38 billion from approximately $42 billion in 2006. These decreases were due primarily to the decrease in non-prime loan production. Our domestic loan production declined 14% and international loan production increased 17% compared to the same period in 2006. Our domestic loan production decreased, while the overall domestic mortgage origination market remained flat, resulting in a decrease in our market share.

The following summarizes mortgage loan production for the periods indicated.

Three months ended March 31, ($ in millions)	2007	2006

Consumer:
Principal amount by product type:
Prime conforming	$9,569	$8,569
Prime nonconforming	12,317	11,727
Government	584	861
Nonprime	3,259	9,096
Prime second-lien	5,313	5,815

Total U.S. production	31,042	36,068
International	6,472	5,512

Total	$37,514	$41,580

Principal amount by origination channel:
Retail and direct channels	$6,031	$6,678
Correspondent and broker channels	25,011	29,390

Total U.S. production	$31,042	$36,068

Number of loans (in units):
Retail and direct channels	47,638	60,888
Correspondent and broker channels	163,439	190,852

Total U.S. production	211,077	251,740

The following table summarizes the primary domestic mortgage loan servicing portfolio for which we hold the corresponding mortgage servicing rights:

	U.S. mortgage loan servicing portfolio
	March 31, 2007		December 31, 2006
	Number of	Dollar amount	Number of	Dollar amount
($ in millions)	loans	of loans	loans	of loans

Prime conforming	1,469,640	$207,038	1,456,344	$203,927
Prime nonconforming	325,284	104,786	319,255	101,138
Government	179,431	18,692	181,563	18,843
Nonprime	394,523	54,307	409,516	55,750
Prime second-lien	817,217	34,421	784,170	32,726

Total primary servicing portfolio	3,186,095	$419,244	3,150,848	$412,384

(a)	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 328,425 with an unpaid principal balance of approximately $66 billion at March 31, 2007, and 290,992 with an unpaid principal balance of approximately $55 billion at December 31, 2006.

Our international servicing portfolio was comprised of approximately $34 billion of mortgage loans as of March 31, 2007.

Allowance for Credit Losses
The following table summarizes the activity related to the allowance for loan losses:

($ in millions)	Consumer	Commercial	Total

Balance at January 1, 2006	$1,066	$187	$1,253
Provision for credit losses	128	(5)	123
Charge-offs	(130)	—	(130)
Recoveries	15	—	15

Balance at March 31, 2006	1,079	182	1,261

Balance at January 1, 2007	1,508	397	1,905
Provision for credit losses	365	177	542
Charge-offs	(228)	(49)	(277)
Recoveries	15	—	15

Balance at March 31, 2007	$1,660	$525	$2,185

Allowance as a percent of total
March 31, 2006 (a)	1.46%	1.44%	1.46%
March 31, 2007 (a)	2.54%	4.10%	2.80%

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet residential mortgage loans.

The provision for loan losses was $542 million for the three months ended March 31, 2007, compared to $123 million in the same period in 2006, representing an increase of $419 million. The increase in the provision was primarily due to the increase in the mortgage loans held for investment portfolio, which includes more delinquent loans than the same period last year. Delinquent mortgage loans held for investment totaled $13 billion, or 20%, of total mortgage loans held for investment at March 31, 2007, compared to $11 billion, or 15%, at March 31, 2006.

Nonperforming Assets
The following table summarizes the nonperforming assets in our on-balance sheet held for sale and held for investment residential mortgage loan portfolios. Nonperforming assets are nonaccrual loans, foreclosed assets and restructured loans. Mortgage loans and lending receivables are generally placed on nonaccrual status when they are 60 and 90 days past due, respectively, or when the timely collection of the principal of the loan, in whole or in part, is doubtful.

	March 31,	December 31,	March 31,
($ in millions)	2007	2006	2006

Nonaccrual loans:
Mortgage loans:
Prime conforming	$8	$11	$6
Prime nonconforming	472	419	343
Prime second-lien	156	142	190
Nonprime (a)	7,133	6,736	5,680
Lending receivables:
Warehouse (b)	1,301	1,318	25
Construction (c)	115	69	9
Commercial real estate	—	—	17

Total nonaccrual assets	9,185	8,695	6,270
Restructured loans	8	8	19
Foreclosed assets	1,466	1,141	626

Total nonperforming assets	$10,659	$9,844	$6,915

Total nonperforming assets as a percentage of total ResCap assets	8.8%	7.5%	5.7%

(a)	Includes $481 as of March 31, 2007, $415 as of December 31, 2006, and $242 as of March 31, 2006, of loans that were purchased distressed and already in nonaccrual status.
(b)	Includes $406 and $10 million of nonaccrual restructured loans as of March 31, 2007, and December 31, 2006, respectively, that are not included in Restructured loans.
(c)	Includes $18 million as of March 31, 2007, $19 million as of December 31, 2006, and $9 million as of March 31, 2006, that are not included in Restructured loans.

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

			2007-2006
Three months ended March 31, ($ in millions)	2007	2006	% change

Revenue
Insurance premiums and service revenue earned	$1,032	$1,004	3
Investment income	95	105	(10)
Other income	45	32	41

Total insurance premiums and other income	1,172	1,141	3
Insurance losses and loss adjustment expenses	(573)	(597)	(4)
Acquisition and underwriting expense	(386)	(330)	17
Premium tax and other expense	(22)	(28)	(21)

Income before income taxes	191	186	3
Income tax expense	(48)	(57)	(16)

Net income	$143	$129	11

Total assets	$12,878	$13,739	(6)

Insurance premiums and service revenue written	$1,070	$1,070	—

Combined ratio (a)	91.0%	91.3%

(a)	Management uses combined ratio as a primary measure of underwriting profitability, with its components measured using GAAP. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all reported losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

Net income from Insurance operations totaled $143 million for the first three months of 2007, as compared to $129 million for the same period in 2006. Net income increased due to favorable underwriting results and a lower effective tax rate partially offset by lower realized capital gains. Underwriting results grew from an increase in insurance premium and revenue earned coupled with a lower level of losses and loss adjustment expenses, partially offset by higher acquisition and underwriting expenses.

Written premium and service revenue remained at $1.1 billion. Growth has been primarily within the reinsurance and international product lines. The reinsurance business, both domestic and international, has been driven by organic growth and new business initiatives, which have expanded our product and geographic footprint. The international personal lines business has experienced revenue and contract growth primarily through favorable pricing and new fleet contracts. This growth was offset by challenging conditions being faced by our domestic personal lines and extended service contract business, resulting from competition and declining GM retail sales.

Earned premium was higher in the first three months of 2007, as compared to the same period in 2006, caused in part by extended service contracts sold in prior years entering higher earning rate periods and growth in the reinsurance business and international markets. However, a portion of this increase in earned premium was negated by revenue challenges at domestic personal lines.

Investment income was lower in the first three months of 2007 due to lower capital gains. Investment income, excluding capital gains, increased 20% in the first three months of 2007, as compared to the same period in 2006. The rebalancing of the portfolio in the fourth quarter of 2006 resulted in a larger portion of the portfolio being comprised of fixed income securities, which led to an increase in the investment yield. Fixed income securities comprised 92% of the total portfolio in the first quarter of 2007, as compared to 68% for the same period in 2006. The investment portfolio was $6.7 billion at March 31, 2007, comprised of $6.1 billion of fixed income and $0.6 billion of equity securities. This is compared to $7.9 billion at March 31, 2006, comprised of $5.4 billion of fixed income and $2.5 billion of equity securities. The decrease in the investment portfolio was largely the result of a $950 million inter-company dividend payment in the first quarter of 2007.

Insurance losses and loss adjustment expenses decreased slightly as a result of improved frequency and severity in our extended service contract business while mild weather drove lower losses in our domestic personal lines. Conversely, acquisition and underwriting expenses were greater during the period commensurate with higher insurance premiums and service revenue earned.

Other Operations

Net income for our Other operations was $66 million for the first quarter of 2007 as compared to a loss of $21 million in the first quarter of 2006. This increase in net income was primarily due to our Commercial Finance Group, lower net income in 2006 driven by losses related to the sale of our former commercial mortgage business and certain other corporate activities.

Net income of our Commercial Finance Group increased from $11 million for the first quarter of 2006 to $20 million in the first quarter of 2007. The increase was primarily related to a $12 million favorable net income impact recognized during February 2007 relating to the sale of certain loans.

Funding and Liquidity

Funding Sources and Strategy
Our liquidity and our ongoing profitability are, in large part, dependent upon our timely access to capital and the costs associated with raising funds in different segments of the capital markets. Over the past several years, our funding strategy has focused on the development of diversified funding sources across a global investor base, both public and private and, as appropriate, the extension of debt maturities. This diversification has been achieved in a variety of ways, including whole loan sales, the public debt capital markets, conduit facilities and asset-backed securities, as well as through deposit-gathering and other financing activities.

During the first quarter of 2007, under the terms of the Sale Transactions between FIM Holdings and GM, a final purchase price adjustment was required to the extent that GMAC’s equity upon the November 30, 2006, closing of the sale transaction differed from a specified level. As a result, we received a capital contribution from GM of approximately $1 billion, based on these final settlement provisions.

The following table summarizes debt and other sources of funding by source for the periods indicated:

	Outstanding
	March 31,	December 31,
($ in millions)	2007	2006

Commercial paper	$1,798	$1,523
Institutional term debt	63,291	70,266
Retail debt programs	28,370	29,308
Secured financings	116,998	123,485
Bank loans and other	13,339	12,512

Total debt (a)	223,796	237,094
Bank deposits (b)	10,007	10,488
Off-balance sheet securitizations (c)
Retail finance receivables	6,375	7,456
Wholesale loans	19,357	18,624
Mortgage loans	129,676	118,918

Total funding	389,211	392,580
Less: cash reserves (d)	(12,816)	(18,252)

Net funding	$376,395	$374,328

Leverage ratio covenant (e)	9.5:1	10.8:1

Funding Commitments ($ in billions)
Bank liquidity facilities (f)	$44.6	$43.8
Secured funding facilities (g)	$198.3	$188.7

(a)	Excludes fair value adjustment as described in Note 7 to our Condensed Consolidated Financial Statements.
(b)	Includes consumer and commercial bank deposits and dealer wholesale deposits.
(c)	Represents net funding from securitizations of retail and wholesale automotive receivables and mortgage loans accounted for as sales, as further described in Note 7 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K.
(d)	Includes $9.6 billion cash and cash equivalents and $3.2 billion invested in marketable securities at March 31, 2007, and $15.5 billion and $2.8 billion, respectively, at December 31, 2006.
(e)	As described in Note 7 to our Condensed Consolidated Financial Statements, our liquidity facilities and certain other funding facilities contain a leverage ratio covenant of 11.0:1, which excludes from debt certain securitization transactions that are accounted for on-balance sheet as secured financings (totaling $80,251 and $81,461 at March 31, 2007, and December 31, 2006, respectively).
(f)	Represents both committed and uncommitted bank liquidity facilities. Refer to Note 7 to our Condensed Consolidated Financial Statements for details.
(g)	Represents both committed and uncommitted secured funding facilities. Includes commitments with third-party asset-backed commercial paper conduits, as well as forward flow sale agreements with third parties, securities purchase commitments with third parties and repurchase facilities. Refer to Note 7 to our Condensed Consolidated Financial Statements for further details.

Short-term Debt
We obtain short-term funding from the sale of floating rate demand notes under a program referred to as GMAC LLC Demand Notes. These notes can be redeemed at any time at the option of the holder thereof without restriction.

Long-term Unsecured Debt
Our long-term unsecured financings are generated to fund long-term assets, over-collateralization required to support our conduits, the liquidity portfolio and the continued growth of our loan portfolios. We meet these financing needs from a variety of sources, including public corporate debt and credit facilities. The public corporate debt markets are a key source of financing for us. We access these markets by issuing senior unsecured notes, but are pursuing other structures that will provide efficient sources of term liquidity. Following the Sale Transactions and after being absent from the U.S. unsecured debt markets for approximately two years, on December 15, 2006, we issued $1 billion of Senior Unsecured Notes due December 15, 2011.

GMAC has various liquidity facilities with a number of different lenders in multiple jurisdictions. As a result of having to restate prior period financial information to eliminate hedge accounting treatment that had been applied to certain callable debt hedged with derivatives, it is possible that some of our lenders under certain of our liquidity facilities could claim that they are not obligated to honor their commitments. While such a claim would not be entirely unreasonable, we believe that any such claims would not be sustainable. Nor do we believe that this matter is likely to be tested, because we have no current need or intention to draw on any of the more significant existing facilities, and renewal and revision of them is imminent, which likely will eliminate the issue. There can be no assurance that we are correct in our assessments. If we are not, and multiple claims were asserted and substantiated, available funding under certain of our liquidity facilities could be adversely impacted. However, we believe such an impact is manageable because of our current, substantial liquidity position, including $12.8 billion of global cash balances, among various other sources of liquidity.

We have also been able to diversify our unsecured funding through the formation of ResCap. ResCap, an indirect wholly owned subsidiary, was formed as the holding company of our residential mortgage businesses and, in the second quarter of 2005, successfully achieved an investment grade rating (separate from GMAC). In the fourth quarter of 2005, ResCap filed a $12 billion shelf registration statement and has subsequently issued $8.5 billion of notes through March 31, 2007.

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

In the first quarter of 2007, approximately 96% of our U.S. Automotive volume was funded through a secured funding arrangement or automotive whole loan sale. The increased use of whole loan sales is part of the migration to an “originate and sell” model for our U.S. Automotive Finance business. In the first quarter of 2007, we executed approximately $3.5 billion in automotive whole loan sales.

Customer Deposits
Through our banking activities in our Automotive Finance and ResCap operations, bank deposits (certificates of deposits and brokered deposits) have become an important funding source for us.

Cash Reserves
We maintain a large cash reserve, including certain marketable securities that can be utilized to meet our obligations in the event of any market disruption. Cash and cash equivalents and certain marketable securities totaled $12.8 billion as of March 31, 2007, down from $18.3 billion on December 31, 2006. This decrease largely stems from our repayment of significant debt maturities during the first quarter of 2007 without a corresponding amount of new debt issuances during the same period.

Funding Commitments
We actively manage our liquidity and mitigate our liquidity risk by maintaining sufficient short-term and long-term financing, maintaining diversified secured funding programs and maintaining sufficient reserve liquidity. In March 2007 we established a new $6 billion variable not funding facility. The facility is available to fund U.S. dealer floor plan receivables in certain circumstances, including in the event of GM filing for Chapter 11 bankruptcy reorganization. Refer to Note 7 for further detail.

Credit Ratings
The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security or obligation. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. This is particularly true for certain term debt institutional investors whose investment guidelines require investment grade term ratings and for short-term institutional investors (money market investors in particular) whose investment guidelines require the two highest rating categories for short-term debt. Substantially all of our debt has been rated by nationally recognized statistical rating organizations.

The following table summarizes our current ratings and outlook by the respective nationally recognized rating agencies.

Rating	Commercial	Senior
Agency	Paper	Debt	Outlook

Fitch	B	BB+	Positive
Moody’s	Not-Prime	Ba1	Negative
S&P	B-1	BB+	Negative
DBRS	R-2 (low)	BBB (low)	Stable

In addition, ResCap, our indirect wholly owned subsidiary, has investment grade ratings (separate from GMAC) from the nationally recognized rating agencies. The following table summarizes ResCap’s current ratings and outlook by the respective agency.

Rating	Commercial	Senior
Agency	Paper	Debt	Outlook

Fitch	F2	BBB	Negative
Moody’s	P-3	Baa3	Negative
S&P	A-3	BBB–	Stable
DBRS	R-2 (middle)	BBB (low)	Stable

Off-Balance Sheet Arrangements

We use off-balance sheet entities as an integral part of our operating and funding activities. For further discussion of our use of off-balance sheet entities, refer to the Off-balance Sheet Arrangements section in our 2006 Annual Report on Form 10-K.

The following table summarizes assets carried off-balance sheet in these entities.

	March 31,	December 31,
($ in billions)	2007	2006

Securitization (a)
Retail finance receivables	$7.0	$8.2
Wholesale loans	21.3	19.9
Mortgage loans	131.4	121.7

Total securitization	159.7	149.8
Other off-balance sheet activities
Mortgage warehouse	0.4	0.3
Other mortgage	0.1	0.1

Total off-balance sheet activities	$160.2	$150.2

(a)	Includes only securitizations accounted for as sales under SFAS 140, as further described in Note 7 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K.

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

There have been no significant changes in the methodologies and processes used in developing these estimates from what is described in our 2006 Annual Report on Form 10-K.

Recently Issued Accounting Standards

Statement of Position 05-1 — In September 2005 the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance contracts. SOP 05-1 defines an internal replacement and specifies the conditions that determine whether the replacement contract is substantially or unsubstantially changed from the replaced contract. An internal replacement determined to result in a substantially changed contract should be accounted for as an extinguishment of the replaced contract; unamortized deferred acquisition costs and unearned revenue liabilities of the replaced contract should no longer be deferred. An internal replacement determined to result in an unsubstantially changed contract should be accounted for as a continuation of the replaced asset. SOP 05-01 introduces the terms “integrated” and “non-integrated” contract features and specifies that non-integrated features do not change the base contract and are to be accounted for in a manner similar to a separately issued contract. Integrated features are evaluated in conjunction with the base contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Adoption of SOP 05-1 did not have a material impact on our consolidated financial condition or results of operations.

SFAS No. 155 — In February 2006 the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS 155). This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value on an instrument-by-instrument basis. The standard eliminates the prohibition on a Qualifying Special Purpose Entity (QSPE) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 also clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, as well as determines that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the fiscal year that begins after September 15, 2006. Adoption of SFAS 155 did not have a material impact on our consolidated financial condition or results of operations.

FASB Staff Position (FSP) No. 13-2 — In July 2006 the FASB issued FSP No. 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (FSP 13-2), which amends SFAS No. 13, Accounting for Leases, by requiring lessors to recalculate the rate of return and periodic income allocation for leveraged-lease transactions when there is a change or projected change in the timing of income tax cash flows related to the lease. FSP 13-2 requires lessors to use the model in FIN 48 to determine the timing and amount of expected tax cash flows in leveraged-lease calculations and recalculations. FSP 13-2 is effective in the same period as FIN 48. At the date of adoption, the lessor is required to reassess projected income tax cash flows related to leveraged leases using the FIN 48 model for recognition and measurement. Revisions to the net investment in a leveraged lease required when FSP 13-2 is adopted would be recorded as an adjustment to the beginning balance of retained earnings and reported as a change in accounting principle. Adoption of FSP 13-2 did not have a material impact on our consolidated financial condition or results of operations.

SFAS No. 157 — In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstance. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an arm’s length transaction between market participants, in such markets where we conduct business. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. The level of the reliability of inputs utilized for fair value calculations drives the extent of disclosure requirements of the valuation methodologies used under the standard. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 should be applied prospectively. Management is assessing the potential impact on our financial condition and results of operations.

SFAS No. 158 — In September 2006 the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), which amends SFAS No. 87 Employers’ Accounting for Pensions, SFAS No. 88 Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106 Employer’s Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132(R) Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. The asset or liability is the offset to other comprehensive income, consisting of previously unrecognized prior service costs and credits, actuarial gains or losses and transition obligations and assets. SFAS 158 also required the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives for companies to make the measurement-date provisions. The recognition of the asset or liability related to funded status provision is effective for us for fiscal years ending after June 15, 2007, and the change in measurement is effective for fiscal years ending after December 15, 2008. Adoption of this guidance is not expected to have a material impact on our consolidated financial condition or results of operations.

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

The words “anticipate,” “estimate,” “believe,” “expect,” “intend,” “may,” “plan,” “project,” “future” and “should” and any similar expressions are intended to identify forward-looking statements. Forward-looking statements involve a number of risks, uncertainties and other factors, including (but not limited to) the Risk Factors described in Item 1A of our 2006 Form 10-K, as updated in this Form 10-Q, and which may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K. Such factors include, among others, the following:

•	Rating agencies may downgrade their ratings for GMAC or ResCap in the future, which would adversely affect our ability to raise capital in the debt markets at attractive rates and increase the interest that we pay on our outstanding publicly traded notes, which could have a material adverse effect on our results of operations and financial condition;

•	Our business requires substantial capital, and if we are unable to maintain adequate financing sources, our profitability and financial condition will suffer and jeopardize our ability to continue operations;

•	The profitability and financial condition of our operations are dependent upon the operations of GM, and we have substantial credit exposure to GM;

•	Recent developments in the residential mortgage market, especially in the nonprime sector, may adversely affect our revenues, profitability and financial condition; and

•	The worldwide financial services industry is highly competitive. If we are unable to compete successfully or if there is increased competition in the automotive financing, mortgage and/or insurance markets or generally in the markets for securitizations or asset sales, our margins could be materially adversely affected.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our automotive financing, mortgage, and insurance activities give rise to market risk, representing the potential loss in the fair value of assets or liabilities caused by movements in market variables, such as interest rates, foreign exchange rates and equity prices. We are primarily exposed to interest rate risk arising from changes in interest rates related to financing, investing and cash management activities. More specifically, we have entered into contracts to provide financing, to retain mortgage servicing rights and to retain various assets related to securitization activities, all of which are exposed in varying degrees to changes in value due to movements in interest rates. Interest rate risk arises from the mismatch between assets and the related liabilities used for funding. We enter into various financial instruments, including derivatives, to maintain the desired level of exposure to the risk of interest rate fluctuations. Refer to Note 8 to our Condensed Consolidated Financial Statements for further information.

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

While the diversity of our activities from our complementary lines of business may partially mitigate market risk, we also actively manage this risk. We maintain risk management control systems to monitor interest rate, foreign currency exchange rate and equity price risks and related hedge positions. Positions are monitored using a variety of analytical techniques including market value, sensitivity analysis and value at risk models.

Since December 31, 2006, there have been no material changes in these market risks. Refer to our Annual Report on Form 10-K for the year ended December 31, 2006, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, filed with the Securities and Exchange Commission, for further discussion on value at risk and sensitivity analysis.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended [the Exchange Act]) designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on management’s evaluation and solely because of the material weakness related to our controls over our application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, GMAC’s Chief Executive and Chief Financial Officers each concluded that our disclosure controls and procedures were not effective as of March 31, 2007.

In order to address and remediate this material weakness in our internal control over financial reporting, we are designing and implementing a number of enhancements to the hedge accounting policy and hedge documentation controls to ensure future applications of hedge accounting for similar transactions satisfy the initial and periodic documentation as well as the hedge effectiveness assessment requirements of SFAS 133. Management will monitor, evaluate and test the operating effectiveness of these enhanced controls during 2007.

There were no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against us. The following update supplements our Legal Proceedings section in our 2006 Annual Report on Form 10-K. Please refer to the Legal Proceedings section in our 2006 Annual Report on Form 10-K for additional information regarding the legal action noted below and other pending governmental proceedings, claims and legal actions.

As disclosed in our 2006 Form 10-K, on February 27, 2007, the U.S. District Court for the Eastern District of Michigan issued an opinion granting the GM and GMAC defendants’ motion to dismiss and dismissing the consolidated bondholder class action complaint with respect to claims filed by plaintiffs J&R Marketing, Zielezienski and Mager. The plaintiffs filed a notice of appeal in this matter on March 27, 2007.

Item 1A.  Risk Factors

The following risk factors, which were disclosed in our 2006 Annual Report on Form 10-K have not materially changed since we filed these Reports. Refer to our 2006 Annual Report on Form 10-K for a complete discussion of these risk factors.

•	Rating agencies may downgrade their ratings for GMAC or ResCap in the future, which would adversely affect our ability to raise capital in the debt markets at attractive rates and increase the interest that we pay on our outstanding publicly traded notes, which could have a material adverse effect on our results of operations and financial condition.

•	Our business requires substantial capital and, if we are unable to maintain adequate financing sources, our profitability and financial condition will suffer and jeopardize our ability to continue operations.

•	Our indebtedness and other obligations are significant and could materially adversely affect our business.

•	The profitability and financial condition of our operations are dependent upon the operations of General Motors Corporation.

•	We have substantial credit exposure to General Motors Corporation.

•	Our earnings may decrease because of increases or decreases in interest rates.

•	Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates and could affect our profitability and financial condition, as could our failure to comply with hedge accounting principles and interpretations.

•	Our residential mortgage subsidiary’s ability to pay dividends to us is restricted by contractual arrangements.

•	A failure of or interruption in the communications and information systems on which we rely to conduct our business could adversely affect our revenues and profitability.

•	We use estimates and assumptions in determining the fair value of certain of our assets, in determining our allowance for credit losses, in determining lease residual values and in determining our reserves for insurance losses and loss adjustment expenses. If our estimates or assumptions prove to be incorrect, our cash flow, profitability, financial condition and business prospects could be materially adversely affected.

•	Our business outside the United States exposes us to additional risks that may cause our revenues and profitability to decline.

•	Our business could be adversely affected by changes in currency exchange rates.

•	We are exposed to credit risk which could affect our profitability and financial condition.

•	Recent developments in the residential mortgage market, especially in the nonprime sector, may adversely affect our revenues, profitability and financial condition.

•	General business and economic conditions of the industries and geographic areas in which we operate affect our revenues, profitability and financial condition.

•	Our profitability and financial condition may be materially adversely affected by decreases in the residual value of off-lease vehicles.

•	Fluctuations in valuation of investment securities or significant fluctuations in investment market prices could negatively affect revenues.

•	Changes in existing U.S. government-sponsored mortgage programs, or disruptions in the secondary markets in the United States or in other countries in which our mortgage subsidiaries operate, could adversely affect the profitability and financial condition of our mortgage business.

•	We may be required to repurchase contracts and provide indemnification if we breach representations and warranties from our securitization and whole loan transactions, which could harm our profitability and financial condition.

•	Significant indemnification payments or contract, lease or loan repurchase activity of retail contracts or leases or mortgage loans could harm our profitability and financial condition.

•	A loss of contractual servicing rights could have a material adverse effect on our financial condition, liquidity and results of operations.

•	The regulatory environment in which we operate could have a material adverse effect on our business and earnings.

•	The worldwide financial services industry is highly competitive. If we are unable to compete successfully or if there is increased competition in the automotive financing, mortgage and/or insurance markets or generally in the markets for securitizations or asset sales, our margins could be materially adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. Such Index is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 8th day of May, 2007.

GMAC LLC
(Registrant)

/s/  Sanjiv Khattri
Sanjiv Khattri
Executive Vice President and
Chief Financial Officer

/s/  Linda K. Zukauckas
Linda K. Zukauckas
Vice President and Corporate Controller

INDEX OF EXHIBITS

Exhibit	Description	Method of Filing

10.1	Intellectual Property License Agreement, dated November 30, 2006, by and between General Motors Corporation and GMAC LLC	Filed herewith.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

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