Form 10-Q
period 2007-06-30
GMAC LLC
filed 2007-08-07
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007, or

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
Yes ☐          No ☑

GMAC LLC

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

GMAC LLC

CONDENSED CONSOLIDATED STATEMENT OF INCOME (unaudited)

	Three months ended June 30,		Six months ended June 30,
		2006		2006
		(As restated		(As restated
($ in millions)	2007	see Note 1)	2007	see Note 1)

Revenue
Consumer	$2,438	$2,587	$4,966	$5,156
Commercial	754	782	1,477	1,508
Loans held for sale	396	371	874	851
Operating leases	1,728	2,026	3,296	3,954

Total financing revenue	5,316	5,766	10,613	11,469
Interest expense	3,735	4,023	7,407	7,836

Net financing revenue before provision for credit losses	1,581	1,743	3,206	3,633
Provision for credit losses	430	268	1,111	434

Net financing revenue	1,151	1,475	2,095	3,199
Servicing fees	556	446	1,116	918
Amortization and impairment of servicing rights	—	—	—	(23)
Servicing asset valuation and hedge activities, net	(152)	(171)	(454)	(356)

Net loan servicing income	404	275	662	539
Insurance premiums and service revenue earned	1,051	1,052	2,092	2,062
Gain on sale of mortgage and automotive loans, net	399	504	363	869
Investment income	227	297	535	555
Gain on sale of equity method investments, net	—	411	—	411
Other income	786	983	1,651	1,986

Total net financing revenue and other income	4,018	4,997	7,398	9,621
Expense
Depreciation expense on operating lease assets	1,173	1,346	2,255	2,786
Compensation and benefits expense	647	665	1,281	1,383
Insurance losses and loss adjustment expenses	563	653	1,136	1,250
Other operating expenses	1,183	1,186	2,429	2,337

Total noninterest expense	3,566	3,850	7,101	7,756
Income before income tax expense	452	1,147	297	1,865
Income tax expense	159	360	309	582

Net income (loss)	$293	$787	($12)	$1,283

Preferred interests dividends	(53)	—	(104)	—

Net income (loss) available to members	$240	—	($116)	—

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GMAC LLC

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

	June 30,	December 31,
($ in millions)	2007	2006

Assets
Cash and cash equivalents	$12,223	$15,459
Investment securities	20,261	16,791
Loans held for sale	20,268	27,718
Finance receivables and loans, net of unearned income
Consumer	121,638	130,542
Commercial	44,018	43,904
Allowance for credit losses	(3,464)	(3,576)

Total finance receivables and loans, net	162,192	170,870
Investment in operating leases, net	28,893	24,184
Notes receivable from General Motors	2,118	1,975
Mortgage servicing rights	6,041	4,930
Premiums and other insurance receivables	2,206	2,016
Other assets	25,076	23,496

Total assets	$279,278	$287,439

Liabilities
Debt
Unsecured	$110,816	$113,500
Secured	113,638	123,485

Total debt	224,454	236,985
Interest payable	2,403	2,592
Unearned insurance premiums and service revenue	5,168	5,002
Reserves for insurance losses and loss adjustment expenses	3,081	2,630
Accrued expenses and other liabilities	25,238	22,659
Deferred income taxes	1,121	1,007

Total liabilities	261,465	270,875
Preferred interests	2,226	2,195
Equity
Members’ interest	7,744	6,711
Retained earnings	7,057	7,173
Accumulated other comprehensive income	786	485

Total equity	15,587	14,369

Total liabilities, preferred interests and equity	$279,278	$287,439

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GMAC LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
Six Months Ended June 30, 2007 and 2006

	Common			Accumulated
	stock and			other
	paid-in	Members’	Retained	comprehensive	Total	Comprehensive
($ in millions)	capital	interest	earnings	income	equity	income

Balance at January 1, 2006
(As restated, see Note 1)	$5,760	$—	$15,095	$830	$21,685
Net income	—	—	1,283	—	1,283	$1,283
Cumulative effect of a change in accounting principle, net of tax:
Transfer of unrealized loss for certain available for sale securities to trading securities	—	—	(17)	17	—	—
Recognize mortgage servicing rights at fair value	—	—	4	—	4	4
Dividends paid	—	—	(1,411)	—	(1,411)	—
Other comprehensive income	—	—	—	132	132	132

Balance at June 30, 2006
(As restated, see Note 1)	$5,760	$—	$14,954	$979	$21,693	$1,419

Balance at January 1, 2007	$—	$6,711	$7,173	$485	$14,369
Net loss	—	—	(12)	—	(12)	($12)
Preferred interest dividends	—	—	(104)	—	(104)	—
Capital contributions	—	1,033	—	—	1,033	—
Other comprehensive income	—	—	—	301	301	301

Balance at June 30, 2007	$—	$7,744	$7,057	$786	$15,587	$289

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GMAC LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
Six Months Ended June 30, 2007 and 2006

($ in millions)	2007	2006

Operating activities
Net cash provided by (used in) operating activities	$6,422	($4,471)

Investing activities
Purchases of available for sale securities	(8,892)	(11,416)
Proceeds from sales of available for sale securities	3,563	2,323
Proceeds from maturities of available for sale securities	3,511	7,912
Net increase in finance receivables and loans	(47,973)	(51,739)
Proceeds from sales of finance receivables and loans	55,742	63,595
Purchases of operating lease assets	(11,579)	(9,070)
Disposals of operating lease assets	5,307	3,411
Net increase in notes receivable from General Motors	(121)	(512)
Purchases of mortgage servicing rights, net	—	(55)
Acquisitions of subsidiaries, net of cash acquired	(287)	(324)
Proceeds from sale of business units, net of cash (a)	—	8,550
Settlement of residual support and risk sharing obligations with GM	—	1,074
Other, net (b)	2,358	(585)

Net cash provided by investing activities	1,629	13,164

Financing activities
Net change in short-term debt	(3,565)	(6,927)
Proceeds from issuance of long-term debt	33,531	42,226
Repayments of long-term debt	(43,029)	(43,205)
Other financing activities (c)	1,897	1,918
Dividends paid	(74)	(1,411)

Net cash used in financing activities	(11,240)	(7,399)

Effect of exchange rate changes on cash and cash equivalents	(47)	97

Net (decrease) increase in cash and cash equivalents	(3,236)	1,391
Cash and cash equivalents at beginning of year	15,459	15,795

Cash and cash equivalents at June 30,	$12,223	$17,186

(a)	Includes proceeds from March 23, 2006, sale of GMAC Commercial Mortgage of approximately $1.5 billion and proceeds from repayment of intercompany loans of approximately $7.3 billion of which $250 was received in preferred equity and net of cash transferred to purchaser of approximately $650.
(b)	Includes $618 and $491 for the six months ended June 30, 2007 and 2006, respectively, related to securities lending transactions where cash collateral is received and a corresponding liability is recorded, both of which are presented in investing activities.
(c)	Includes $1 billion capital contribution from General Motors during the six months ended June 30, 2007, pursuant to the terms of General Motors’ November 30, 2006, sale of a 51% interest in GMAC to FIM Holdings LLC.

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    Basis of Presentation

GMAC LLC (referred to herein as GMAC, we, our or us) was founded in 1919 as a wholly owned subsidiary of General Motors Corporation (General Motors or GM). On November 30, 2006, GM sold a 51% interest in us for approximately $7.4 billion (the Sale Transactions) to FIM Holdings LLC (FIM Holdings). FIM Holdings is an investment consortium led by Cerberus FIM Investors, LLC, the sole managing member. The consortium also includes Citigroup Inc., Aozora Bank Ltd., and a subsidiary of The PNC Financial Services Group, Inc.

The Condensed Consolidated Financial Statements as of June 30, 2007, and for the three months and six months ended June 30, 2007 and 2006, are unaudited but, in management’s opinion, include all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the results for the interim periods.

The interim-period consolidated financial statements, including the related notes, are condensed and are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim reporting. These interim-period Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the United States Securities and Exchange Commission (SEC) on March 13, 2007.

Restatement of Previously Issued Condensed Consolidated Financial Statements

As discussed in our 2006 Form 10-K and Note 2 to the Condensed Consolidated Financial Statements, we are restating our historical Condensed Consolidated Balance Sheet as of June 30, 2006; our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2006; and our Condensed Consolidated Statement of Changes in Equity for the six months ended June 30, 2006. This restatement relates to the accounting treatment for certain hedging transactions under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (SFAS 133). We are also correcting certain other out-of-period errors that were deemed immaterial, individually and in the aggregate, in the periods in which they were originally recorded and identified. These items relate to transactions involving certain transfers of financial assets, valuations of certain financial instruments, amortization of unearned income on certain products, income taxes, and other inconsequential items. Because of this derivative restatement, we are correcting these amounts to record them in the proper period.

Share-Based Compensation Plans

During the fourth quarter of 2006, the Compensation Committee approved two, new, shared-based compensation plans for executives, a Long-Term Phantom Interest Plan (LTIP) and a Management Profits Interest Plan (MPI). These compensation plans provide our executives with an opportunity to share in the future growth in value of GMAC. While the plans were formed in 2006, no grants were made until the first quarter of 2007.

The LTIP is an incentive plan for executives based on the appreciation of GMAC’s value in excess of a preferred return of 10% to certain of our investors during a three-year performance period. The awards vest at the end of the performance period and are paid in cash following a valuation of GMAC performed by FIM Holdings. The awards do not entitle the participant to an equity ownership interest in GMAC. The plan authorizes 500 units to be granted for the performance period ending December 31, 2009, of which 358 units were granted and outstanding at June 30, 2007. The LTIP awards are accounted for under SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), as they meet the definition of share-based compensation awards. Under SFAS 123(R), the awards require liability treatment and are remeasured quarterly at fair value until they are settled. The compensation cost related to these awards will be ratably charged to expense over the requisite

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

service period, which is the vesting period ending December 31, 2009. The quarterly fair value remeasurement will encompass changes in the market and industry, as well as our latest forecasts for the performance period. Changes in fair value relating to the portion of the awards that have vested will be recognized in earnings in the period in which the changes occur. The fair value of the awards outstanding at June 30, 2007, was approximately $48 million, of which $2 million and $6 million were recognized as expense during the three months and six months ended June 30, 2007, respectively.

The MPI is an incentive plan whereby Class C Membership interests in GMAC held by a management company are granted to senior executives. The total Class C Membership interests are 5,820, of which 3,561 were outstanding at June 30, 2007. Half of the awards vest based on a service requirement, and half vest based on meeting operating performance objectives. The service portion vests ratably over five years beginning January 3, 2008, and on each of the next four anniversaries thereafter. The performance portion vests based on five separate annual targets established at the beginning of each year. If the performance objectives are met, that year’s pro rata share of the awards vest. If the current year objectives are not met, but the annual performance objectives of a subsequent year are met, all unvested shares from previous years will vest. Any unvested awards as of December 31, 2011, shall be forfeited. The MPI awards are accounted for under SFAS 123(R) as they meet the definition of share-based compensation awards. Under SFAS 123(R), the awards require equity treatment and are fair valued as of their grant date using assumptions such as our forecasts, historical trends, and the overall industry and market environment. Annual performance objectives for periods after 2007 have not been established. Therefore, awards with these objectives are not deemed to be granted under SFAS 123(R) as the terms and conditions for vesting have not been communicated to the participants. Compensation expense for the MPI shares is ratably charged to expense over the five-year requisite service period for service-based awards and over each one-year requisite service period for the performance-based awards, both to the extent the awards actually vest. The fair market value of the 2,137 awards deemed granted and outstanding at June 30, 2007, was approximately $12 million, of which $1 million and $2 million were recognized as expense during the three months and six months ended June 30, 2007, respectively.

Change in Accounting Principle

Financial Accounting Standards Board (FASB) Interpretation No. 48 — On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained solely on its technical merits. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. The cumulative effect of applying FIN 48 is to be recorded directly to retained earnings and reported as a change in accounting principle. The adoption of this interpretation as of January 1, 2007, did not have a material impact on our consolidated financial position. Gross unrecognized tax benefits totaled approximately $126 million at January 1, 2007, of which approximately $124 million would affect our effective tax rate, if recognized.

We recognize interest and penalties accrued related to uncertain income tax positions in interest expense and other operating expenses, respectively. As of January 1, 2007, we had approximately $116 million accrued for the payment of interest and penalties.

There have been no significant changes to the liability for uncertain income tax positions since the adoption of FIN 48.

Effective November 28, 2006, GMAC, in connection with the Sale Transactions, along with certain U.S. subsidiaries, became disregarded or pass-through entities for U.S. federal income tax purposes. Our banking, insurance, and foreign subsidiaries are generally corporations and continue to be subject to and

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

provide for U.S. federal, state, and local, or foreign income taxes. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 1999. We anticipate the Internal Revenue Service examination of our U.S. income tax returns for 2001 through 2003, along with examinations by various state and local jurisdictions, will be completed by the end of 2007. Therefore, it is possible that certain tax positions may be settled, and the unrecognized tax benefits would decrease by approximately $11 million over the next twelve months.

Recently Issued Accounting Standards

SFAS No. 157 — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstance. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an arm’s length transaction between market participants, in the markets where we conduct business. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. The level of the reliability of inputs utilized for fair value calculations drives the extent of disclosure requirements of the valuation methodologies used under the standard. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 should be applied prospectively, except for certain financial instruments for which the standard should be applied retrospectively. Management is assessing the potential impact on our consolidated financial condition and results of operations.

SFAS No. 158 — In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), which amends SFAS No. 87, Employers’ Accounting for Pensions; SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits; SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; and SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. The asset or liability is the offset to other accumulated comprehensive income, consisting of previously unrecognized prior service costs and credits, actuarial gains or losses, and accumulated transition obligations and assets. SFAS 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives for companies to make the measurement-date provisions. The recognition of asset and liability related to funded status provision is effective for us for fiscal years ending after June 15, 2007, and the change in measurement is effective for fiscal years ending after December 15, 2008. Adoption of this guidance is not expected to have a material impact on our consolidated financial condition or results of operations.

SFAS No. 159 — In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the effect of implementing this guidance, which directly depends on the nature and extent of eligible items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.

FASB Staff Position (FSP) FIN 39-1 — In April 2007, the FASB issued FSP FIN 39-1, Amendment of FASB Interpretation No. 39. FSP FIN 39-1 defines “right of setoff” and specifies what conditions must be met

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN 39-1 is not expected to have a material impact on our condensed consolidated financial statements.

FSP FIN 48-1 — In May 2007, the FASB issued FSP FIN 48-1, Definition of Settlement in FASB Interpretation No. 48. FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is applied retrospectively to our initial adoption of FIN 48 on January 1, 2007. The adoption of FSP FIN 48-1 did not have a material impact on our condensed consolidated financial statements.

2.    Restatement of Previously Issued Condensed Consolidated Financial Statements

As previously disclosed in our 2006 Annual Report on Form 10-K, subsequent to the issuance of our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2006, management concluded that our hedge accounting documentation and hedge effectiveness assessment methodologies related to particular hedges of callable fixed-rate debt instruments funding our North American automotive operations did not satisfy the requirements of SFAS 133. One of the requirements of SFAS 133 is that hedge accounting is appropriate only for those hedging relationships for which a company has a sufficiently documented expectation that the relationships will be highly effective in achieving offsetting changes in fair values attributable to the risk being hedged at the inception of the hedging relationship. To determine whether transactions continue to satisfy this requirement, companies must periodically assess the effectiveness of hedging relationships both prospectively and retrospectively.

Management determined that hedge accounting treatment should not have been applied to these hedging relationships. As a result, we should not have recorded any adjustments on the debt instruments included in the hedging relationships related to changes in fair value due to movements in the designated benchmark interest rate. Accordingly, we have restated our historical Condensed Consolidated Balance Sheet at June 30, 2006; our Condensed Consolidated Statement of Income for the three and six months ended June 30, 2006; and our Condensed Consolidated Statement of Changes in Equity for the six months ended June 30, 2006, from the amounts previously reported to remove the recorded adjustments on these debt instruments from our reported interest expense during 2006. The elimination of hedge accounting treatment introduces increased funding cost volatility in our restated results. The changes in the fair value of fixed rate debt previously recorded were affected by changes in the designated benchmark interest rate (LIBOR). Before the restatement, adjustments to record increases in the value of this debt occurred in periods when interest rates declined, and adjustments to record decreases in value were made in periods when interest rates rose. As a result, changes in the benchmark interest rates caused volatility in the debt’s fair value adjustments that were recognized in our historical earnings, which were mitigated by the changes in the value of the interest rate swaps in the hedge relationships. The interest rate swaps, which economically hedged these debt instruments prior to May 1, 2007, were recorded at fair value with changes in fair value recorded in earnings. Refer to Note 8 to the Condensed Consolidated Financial Statements for accounting treatment beginning May 1, 2007. We are also correcting certain other out-of-period errors that were deemed immaterial, individually and in the aggregate, in the periods in which they were originally recorded and identified. These items relate to transactions involving certain transfers of financial assets, valuations of certain financial instruments, amortization of unearned income on certain products, income taxes, and other inconsequential items. Because of this derivative restatement, we are correcting these amounts to record them in the proper period.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth a reconciliation of previously reported and restated net income for the period shown. The restatement decreased January 1, 2006 retained earnings to $15,095 million from $15,190 million. The decrease of $95 million was composed of a $191 million decrease for the elimination of hedge accounting for certain debt instruments and an increase of $96 million for other items previously deemed to be immaterial.

	Three months ended	Six months ended
($ in millions)	June 30, 2006	June 30, 2006

Previously reported net income	$900	$1,572
Elimination of hedge accounting related to certain debt instruments	(192)	(383)
Other, net	9	(70)

Total pre-tax	(183)	(453)
Related income tax effects	70	164

Restated net income	$787	$1,283

% change	(13)	(18)

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

	Three months ended		Six months ended
	June 30, 2006		June 30, 2006
	Previously		Previously
($ in millions)	reported	Restated	reported	Restated

Revenue
Consumer	$2,548	$2,587	$5,114	$5,156
Commercial	782	782	1,508	1,508
Loans held for sale	371	371	851	851
Operating leases	2,026	2,026	3,954	3,954

Total financing revenue	5,727	5,766	11,427	11,469
Interest expense	3,819	4,023	7,380	7,836

Net financing revenue before provision for credit losses	1,908	1,743	4,047	3,633
Provision for credit losses	285	268	420	434

Net financing revenue	1,623	1,475	3,627	3,199
Servicing fees	446	446	918	918
Amortization and impairment of servicing rights	—	—	(23)	(23)
Servicing asset valuation and hedge activities, net	(171)	(171)	(356)	(356)

Net loan servicing income	275	275	539	539
Insurance premiums and service revenue earned	1,052	1,052	2,062	2,062
Gain on sale of mortgage and automotive loans, net	504	504	869	869
Investment income	297	297	555	555
Gain on sale of equity method investments, net	411	411	411	411
Other income	1,003	983	2,018	1,986

Total net financing revenue and other income	5,165	4,997	10,081	9,621
Expense
Depreciation expense on operating lease assets	1,346	1,346	2,786	2,786
Compensation and benefits expense	665	665	1,383	1,383
Insurance losses and loss adjustment expenses	653	653	1,250	1,250
Other operating expenses	1,171	1,186	2,344	2,337

Total noninterest expense	3,835	3,850	7,763	7,756
Income before income tax expense	1,330	1,147	2,318	1,865
Income tax expense	430	360	746	582

Net income	$900	$787	$1,572	$1,283

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the effects of the restatement on the Condensed Consolidated Balance Sheet.

	June 30, 2006
	Previously
($ in millions)	reported	Restated

Assets
Cash and cash equivalents	$17,186	$17,186
Investment securities	18,808	18,808
Loans held for sale	20,455	20,455
Finance receivables and loans, net of unearned income
Consumer	134,736	134,784
Commercial	47,568	47,568
Allowance for credit losses	(2,883)	(2,866)

Total finance receivables and loans, net	179,421	179,486
Investment in operating leases, net	34,495	34,495
Notes receivable from General Motors	5,140	5,140
Mortgage servicing rights	5,093	5,093
Premiums and other insurance receivables	2,147	2,147
Other assets	25,637	25,535

Total assets	$308,382	$308,345

Liabilities
Debt
Unsecured	$122,833	$123,506
Secured	124,945	124,945

Total debt	247,778	248,451
Interest payable	3,200	3,200
Unearned insurance premiums and service revenue	5,183	5,183
Reserves for insurance losses and loss adjustment expenses	2,642	2,642
Accrued expenses and other liabilities	23,041	22,713
Deferred income taxes	4,463	4,463

Total liabilities	286,307	286,652
Equity
Common stock and paid-in capital	5,760	5,760
Retained earnings	15,338	14,954
Accumulated other comprehensive income	977	979

Total equity	22,075	21,693

Total liabilities and equity	$308,382	$308,345

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the effects of the restatement on the Condensed Consolidated Statement of Changes in Equity.

	Six months ended
	June 30, 2006
	Previously
($ in millions)	reported	Restated

Common stock and paid-in capital
Balance at January 1 and at June 30,	$5,760	$5,760
Retained earnings
Balance at January 1,	15,190	15,095
Net income	1,572	1,283
Cumulative effect of a change in accounting principle, net of income taxes:
Transfer of unrealized loss for certain available for sale securities to trading securities	(17)	(17)
Recognize mortgage service rights at fair value	4	4
Dividends paid	(1,411)	(1,411)

Balance at June 30,	15,338	14,954

Accumulated other comprehensive income
Balance at January 1,	828	830
Other comprehensive income	132	132
Transfer of unrealized loss for certain available for sale securities to trading securities	17	17

Balance at June 30,	977	979

Total equity
Balance at January 1,	21,778	21,685
Net income	1,572	1,283
Recognize mortgage servicing rights at fair value	4	4
Dividends paid	(1,411)	(1,411)
Other comprehensive income	132	132

Total equity at June 30,	$22,075	$21,693

Comprehensive income
Net income	$1,572	$1,283
Other comprehensive income	132	132
Recognize mortgage servicing rights at fair value	4	4

Comprehensive income	$1,708	$1,419

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. Other Income

Details of other income were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2007	2006	2007	2006

Real estate related revenue and other investment income	$158	$202	$329	$344
Interest and service fees on transactions with GM (a)	85	147	159	294
Interest on cash equivalents	91	178	209	297
Other interest revenue	157	128	297	249
Full service leasing fees	80	71	155	135
Late charges and other administrative fees	43	41	87	82
Mortgage processing fees	31	41	64	116
Interest on restricted cash deposits	43	31	86	59
Insurance service fees	36	28	78	57
Factoring commissions	14	15	27	30
Specialty lending fees	10	15	21	30
Fair value adjustment on certain derivatives (b)	18	(14)	35	(22)
Other	20	100	104	315

Total other income	$786	$983	$1,651	$1,986

(a)	Refer to Note 9 to the Condensed Consolidated Financial Statements for a description of related party transactions.
(b)	Refer to Note 8 to the Condensed Consolidated Financial Statements for a description of derivative instruments and hedging activities.

4. Other Operating Expenses

Details of other operating expenses were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2007	2006	2007	2006

Insurance commissions	$225	$211	$465	$454
Technology and communications expense	156	134	301	264
Professional services	106	111	199	216
Advertising and marketing	83	92	153	176
Premises and equipment depreciation	48	62	100	126
Rent and storage	60	54	114	121
Full service leasing vehicle maintenance costs	68	63	137	123
Lease and loan administration	53	53	106	107
Auto remarketing and repossession	49	75	93	122
Operating lease disposal (gain) loss	(18)	21	(6)	(28)
Other	353	310	767	656

Total other operating expenses	$1,183	$1,186	$2,429	$2,337

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.    Finance Receivables and Loans

The composition of finance receivables and loans outstanding was as follows:

	June 30, 2007			December 31, 2006
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Consumer
Retail automotive	$36,401	$22,572	$58,973	$40,568	$20,538	$61,106
Residential mortgages	59,552	3,113	62,665	65,928	3,508	69,436

Total consumer	95,953	25,685	121,638	106,496	24,046	130,542
Commercial
Automotive:
Wholesale	16,173	8,435	24,608	12,723	7,854	20,577
Leasing and lease financing	338	868	1,206	326	901	1,227
Term loans to dealers and other	2,021	802	2,823	1,843	764	2,607
Commercial and industrial	9,212	2,592	11,804	14,068	2,213	16,281
Real estate construction and other	3,169	408	3,577	2,969	243	3,212

Total commercial	30,913	13,105	44,018	31,929	11,975	43,904

Total finance receivables and loans (a)	$126,866	$38,790	$165,656	$138,425	$36,021	$174,446

(a)	Net of unearned income of $5.3 billion and $5.7 billion as of June 30, 2007, and December 31, 2006, respectively.

The following table presents an analysis of the activity in the allowance for credit losses on finance receivables and loans.

	Three months ended June 30,
	2007			2006
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Allowance at April 1,	$3,070	$663	$3,733	$2,542	$369	$2,911
Provision for credit losses	384	46	430	241	30	271
Charge-offs
Domestic	(417)	(303)	(720)	(320)	(24)	(344)
Foreign	(46)	(5)	(51)	(39)	(3)	(42)

Total charge-offs	(463)	(308)	(771)	(359)	(27)	(386)

Recoveries
Domestic	53	4	57	50	2	52
Foreign	17	1	18	11	—	11

Total recoveries	70	5	75	61	2	63

Net charge-offs	(393)	(303)	(696)	(298)	(25)	(323)
Impacts of foreign currency translation	1	(4)	(3)	6	—	6
Securitization activity	—	—	—	1	—	1

Allowance at June 30,	$3,062	$402	$3,464	$2,492	$374	$2,866

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Six months ended June 30,
	2007			2006
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Allowance at January 1,	$2,969	$607	$3,576	$2,652	$433	$3,085
Provision for credit losses	884	227	1,111	429	5	434
Charge-offs
Domestic	(843)	(382)	(1,225)	(641)	(70)	(711)
Foreign	(87)	(56)	(143)	(85)	(4)	(89)

Total charge-offs	(930)	(438)	(1,368)	(726)	(74)	(800)

Recoveries
Domestic	110	5	115	103	6	109
Foreign	28	1	29	24	3	27

Total recoveries	138	6	144	127	9	136

Net charge-offs	(792)	(432)	(1,224)	(599)	(65)	(664)
Impacts of foreign currency translation	1	—	1	8	1	9
Securitization activity	—	—	—	2	—	2

Allowance at June 30,	$3,062	$402	$3,464	$2,492	$374	$2,866

6.    Mortgage Servicing Rights

The following table summarizes activity related to mortgage servicing rights (MSRs) carried at fair value.

	Six months ended
	June 30,
($ in millions)	2007	2006

Estimated fair value at January 1,	$4,930	$4,021
Additions obtained from sales of financial assets	928	770
Additions from purchases of servicing rights	—	5
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	506	654
Other changes in fair value	(322)	(355)
Other changes that affect the balance	(1)	(2)

Estimated fair value at June 30,	$6,041	$5,093

As of June 30, 2007, we pledged MSRs of $3.2 billion as collateral for borrowings, compared to $2.4 billion as of December 31, 2006. For a description of MSRs and the related hedging strategy, refer to Notes 9 and 15 to our 2006 Annual Report on Form 10-K.

Changes in fair value, due to changes in valuation inputs or assumptions used in the valuation models, include all changes due to a revaluation by a model or by a benchmarking exercise. This line item also includes changes in fair value resulting from a change in valuation assumptions or model calculations or both. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic run-off of the portfolio, as well as foreign currency adjustments and the extinguishment of MSRs related to clean-up calls of securitization transactions.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Key assumptions we use in valuing our MSRs are as follows:

	June 30,
	2007	2006

Range of prepayment speeds	0.0–39.7%	7.0–38.5%
Range of discount rates	8.0–13.0%	8.0–14.0%

The primary risk of our servicing rights is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher-than-expected prepayments, which could reduce the value of the MSRs. We economically hedge the income statement impact of these risks with both derivative and non-derivative financial instruments. These instruments include interest rate swaps, caps and floors, options to purchase these items, futures, and forward contracts or purchasing or selling U.S. Treasury and principal-only securities. At June 30, 2007, the fair value of derivative financial instruments and non-derivative financial instruments used to mitigate these risks amounted to $127 million and $1 billion, respectively. The change in the fair value of the derivative financial instruments amounted to a loss of $638 million and $655 million for the six months ended June 30, 2007 and 2006, respectively, and is included in servicing asset valuation and hedge activities, net in the Condensed Consolidated Statement of Income.

The components of servicing fees were as follows:

	Six months ended
	June 30,
($ in millions)	2007	2006

Contractual servicing fees, net of guarantee fees and including subservicing	$764	$640
Late fees	74	62
Ancillary fees	61	59

Total	$899	$761

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.    Debt

In the following table, we classify domestic and foreign debt on the basis of the location of the office recording the transaction.

	June 30, 2007			December 31, 2006
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Short-term debt
Commercial paper	$724	$1,278	$2,002	$742	$781	$1,523
Demand notes	6,372	216	6,588	5,917	157	6,074
Bank loans and overdrafts	887	6,272	7,159	991	5,272	6,263
Repurchase agreements and other (a)	17,039	6,446	23,485	22,506	7,232	29,738

Total short-term debt	25,022	14,212	39,234	30,156	13,442	43,598
Long-term debt
Senior indebtedness:
Due within one year	16,166	15,278	31,444	20,010	15,204	35,214
Due after one year	128,367	26,168	154,535	135,693	22,589	158,282

Total long-term debt	144,533	41,446	185,979	155,703	37,793	193,496
Fair value adjustment (b)	(644)	(115)	(759)	(3)	(106)	(109)

Total debt	$168,911	$55,543	$224,454	$185,856	$51,129	$236,985

(a)	Repurchase agreements consist of secured financing arrangements with third parties at our mortgage operations. Other primarily includes non-bank secured borrowings, as well as Notes payable to GM. Refer to Note 9 to our Condensed Consolidated Financial Statements for further details.
(b)	To adjust designated fixed rate debt for changes in fair value resulting from changes in the designated benchmark interest rate in accordance with SFAS 133.

The following table summarizes assets that are restricted as collateral for the payment of related debt obligations. These restrictions primarily arise from securitization transactions accounted for as secured borrowings and repurchase agreements.

	June 30, 2007		December 31, 2006
		Related		Related
		secured		secured
($ in millions)	Assets	debt (a)	Assets	debt (a)

Loans held for sale	$14,903	$12,773	$22,834	$20,525
Mortgage assets held for investment and lending receivables	69,482	58,088	80,343	68,333
Retail automotive finance receivables	27,778	21,122	20,944	18,858
Wholesale automotive finance receivables	287	152	376	240
Investment securities	4,273	4,449	3,662	4,523
Investment in operating leases, net	13,364	12,157	6,851	6,456
Real estate investments and other assets	9,583	4,897	8,025	4,550

Total	$139,670	$113,638	$143,035	$123,485

(a)	Included as part of secured debt are repurchase agreements of $9.0 billion and $11.5 billion where we have pledged assets, reflected as investment securities as collateral for approximately the same amount of debt at June 30, 2007, and December 31, 2006, respectively.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Liquidity Facilities

Liquidity facilities represent additional funding sources. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them. The following table summarizes the liquidity facilities that we maintain.

	Committed		Uncommitted		Total liquidity		Unused liquidity
	facilities		facilities		facilities		facilities
	Jun 30,	Dec 31,	Jun 30,	Dec 31,	Jun 30,	Dec 31,	Jun 30,	Dec 31,
($ in billions)	2007	2006	2007	2006	2007	2006	2007	2006

Automotive Finance operations:
Syndicated multi-currency global credit facilities (a)	$6.0	$7.6	$—	$—	$6.0	$7.6	$6.0	$7.6
ResCap (b)	3.9	3.9	2.0	1.9	5.9	5.8	3.0	2.7
Other:
U.S. asset-backed commercial paper liquidity and receivables facilities (c)	12.0	18.3	—	—	12.0	18.3	12.0	18.3
Other foreign facilities (d)	3.5	3.3	10.3	8.8	13.8	12.1	4.1	3.1

Total bank liquidity facilities	25.4	33.1	12.3	10.7	37.7	43.8	25.1	31.7

Secured funding facilities Automotive Finance operations (e)	48.0	36.6	—	—	48.0	36.6	17.2	9.8
ResCap (f)	32.4	29.4	100.5	73.3	132.9	102.7	99.7	59.7
Whole-loan forward flow agreements	42.5	45.5	—	—	42.5	45.5	42.5	45.5
Other (g)	3.0	3.9	—	—	3.0	3.9	1.1	2.3

Total secured funding facilities	125.9	115.4	100.5	73.3	226.4	188.7	160.5	117.3

Total	$151.3	$148.5	$112.8	$84.0	$264.1	$232.5	$185.6	$149.0

(a)	The entire $6.0 is available for use in the United States, $0.7 is available for use by GMAC International Finance B.V. and $0.5 is available for use by General Motors Acceptance Corporation (UK) plc.
(b)	ResCap maintains $3.9 of syndicated bank facilities, consisting of a $1.8 syndicated term loan committed through July 2008, an $875 million syndicated line of credit committed through June 2010, an $875 million syndicated line of credit committed through June 2008, and a $386 million Canadian syndicated bank line committed through December 2007.
(c)	Relates to New Center Asset Trust (NCAT), which is a special purpose entity administered by us for the purpose of funding assets as part of our securitization funding programs. This entity funds assets primarily through the issuance of asset-backed commercial paper and it represents an important source of liquidity to us. At June 30, 2007, NCAT had commercial paper outstanding of $6.5, which is not included in the Condensed Consolidated Balance Sheet.
(d)	Consists primarily of committed and uncommitted credit facilities supporting operations in Canada, Europe, Latin America and Asia-Pacific.
(e)	Consists primarily of U.S. and international conduits, a $6 variable note funding facility, as well as a $10 facility with a subsidiary of Citigroup.

(f)	ResCap’s primary sources of secured funding include whole-loan sales, secured aggregation facilities, asset-backed commercial paper facilities, and repurchase agreements. ResCap’s collateralized borrowings in securitized trusts totaled $45.1 and $53.3 as of June 30, 2007, and December 31, 2006, respectively. In addition, MINT I, LLC (MINT I) was created during the second quarter of 2007 to provide ResCap with additional financing through the issuance of extendable notes, which are secured by mortgage loans and warehouse lending receivables. MINT I is an on-balance sheet secured aggregation vehicle that provides us with financing for mortgage loans during the aggregation period and for warehouse lending receivables. MINT I obtains financing through the issuance of extendable notes, which are secured by the mortgage loans and warehouse lending receivables. As of June 30, 2007, MINT I had uncommitted liquidity of approximately $25 with approximately $106 million of extendable notes outstanding.

(g)	Consists primarily of Commercial Finance secured funding facilities.

The syndicated multi-currency global credit facilities include a $3.0 billion five-year facility (expires June 2012) and a $3.0 billion 364-day facility (expires June 2008). The 364-day facility includes a term-out option, which if exercised by us before expiration, carries a one-year term. Additionally, a leverage covenant

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

in the liquidity facilities and certain other funding facilities restricts the ratio of consolidated borrowed funds (excluding certain obligations of bankruptcy-remote special purpose entities) to consolidated net worth (including the existing preferred membership interests) to be no greater than 11.0:1, under certain conditions.

More specifically, the covenant is only applicable on the last day of any fiscal quarter (other than the fiscal quarter during which a change in rating occurs) during such times that we have senior, unsecured, long-term debt outstanding, without third-party enhancement, which is rated BBB+ or less (by Standard & Poor’s), or Baa1 or less (by Moody’s).

Our leverage ratio covenant was 8.0:1 at June 30, 2007; therefore we are in compliance with this covenant as of this date.

8.    Derivative Instruments and Hedging Activities

We enter into interest rate and foreign-currency futures, forwards, options, and swaps in connection with our market risk management activities. In accordance with SFAS 133, as amended, we record derivative financial instruments on the balance sheet as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative financial instrument and whether it qualifies for hedge accounting treatment.

Effective May 1, 2007, we designated certain interest rate swaps as fair value hedges of callable fixed-rate debt instruments funding our North American automotive operations. Prior to May 1, 2007, these swaps were economic hedges of this callable fixed rate debt.

Effectiveness of these hedges is assessed using regression of thirty quarterly data points for each relationship, the results of which must meet thresholds for R-squared, slope, F-statistic, and T-statistic. Any ineffectiveness measured in these relationships is recorded in earnings.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the pre-tax earnings effect for each type of hedge classification, segregated by the asset or liability being hedged.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2007	2006	2007	2006	Income statement classification

Fair value hedge ineffectiveness (loss) gain:
Debt obligations	($78)	$—	($78)	$—	Interest expense
Loans held for sale	—	1	(1)	1	Gain on sale of mortgage and automotive loans, net
Cash flow hedge ineffectiveness gain:
Debt obligations	—	—	—	1	Interest expense
Economic hedge change in fair value:
Off-balance sheet securitization activities:
Financing operations	19	(13)	30	(21)	Other income
Foreign-currency debt (a)	(6)	6	—	58	Interest expense, Other operating expenses
Loans held for sale or investment	214	48	179	158	Gain on sale of mortgage and automotive loans, net
Mortgage servicing rights	(596)	(275)	(638)	(655)	Servicing asset valuation and hedge activities, net
Mortgage related securities	(54)	(23)	(68)	(30)	Investment income
Callable debt obligations	(12)	(225)	35	(454)	Interest expense
Other	(11)	10	(13)	26	Other income, Interest expense, Other operating expenses

Net losses	($524)	($471)	($554)	($916)

(a)	Amount represents the difference between the changes in the fair values of the currency swap, net of the revaluation of the related foreign-denominated debt.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.    Related Party Transactions

Balance Sheet

A summary of the balance sheet effect of transactions with GM, FIM Holdings and affiliated companies follows:

	June 30,	December 31,
($ in millions)	2007	2006

Assets:
Available for sale investment in asset-backed security (a)	$406	$471
Finance receivables and loans, net of unearned income
Wholesale auto financing (b)	816	938
Term loans to dealers (b)	200	207
Lending receivables (c)	234	—
Investment in operating leases, net (d)	303	290
Notes receivable from GM (e)	2,118	1,975
Other assets
Receivable related to taxes due from GM (f)	—	317
Other	54	50
Liabilities:
Unsecured debt
Notes payable to GM	422	60
Other	2	—
Accrued expenses and other liabilities
Wholesale payable	1,000	499
Subvention receivables (rate and residual support)	(427)	(309)
Lease pull ahead receivable	(62)	(62)
Other (payables) receivables	42	(100)
Preferred interests	2,226	2,195
Equity:
Dividends to members (g)	—	9,739
Capital contributions received (h)	1,033	951
Preferred interest accretion to redemption value and dividends	104	295

(a)	In November 2006, GMAC retained an investment in a note secured by operating lease assets transferred to GM. As part of the transfer, GMAC provided a note to a trust, a wholly owned subsidiary of GM. The note is classified in Investment securities on our Condensed Consolidated Balance Sheet.
(b)	Represents wholesale financing and term loans to certain dealerships wholly owned by GM or in which GM has an interest.
(c)	Primarily represents loans with various affiliates of FIM Holdings.
(d)	Includes vehicles, buildings, and other equipment classified as operating lease assets that are leased to GM-affiliated and FIM Holdings-affiliated entities.
(e)	Includes borrowing arrangements related to our funding of GM company-owned vehicles, rental car vehicles awaiting sale at auction, our funding of the sale of GM vehicles through the use of overseas distributors, and amounts related to GM trade supplier finance program. In addition, we provide wholesale financing to GM for vehicles, parts, and accessories in which GM retains title while consigned to us or dealers in the UK, Italy, and Germany. The financing to GM remains outstanding until the title is transferred to the dealers. The amount of financing provided to GM under this arrangement varies based on inventory levels.

(f)	In November 2006, GMAC transferred NOL tax receivables to GM for entities converting to an LLC. For all non-converting entities, the amount was reclassified to deferred income taxes on the Condensed Consolidated Balance Sheet. At December 31, 2006, this balance represents a 2006 overpayment of taxes from GMAC to GM under our former tax-sharing arrangement and was included in Accrued expenses and other liabilities on our Consolidated Balance Sheet. At June 30, 2007, this balance was included in Notes receivable from GM on the Condensed Consolidated Balance Sheet. The note bears interest at a fixed annual rate of 7% and is due in quarterly installments of interest only starting June 15, 2007, with one final payment of all unpaid amounts on December 15, 2007.

(g)	Amount includes cash dividends of $4.8 billion and non-cash dividends of $4.9 billion in 2006. During the fourth quarter of 2006, in connection with the Sale Transactions, GMAC paid $7.8 billion of dividends to GM, which was composed of the following: (i) a cash dividend of $2.7 billion representing a one-time distribution to GM primarily to reflect the increase in GMAC’s equity resulting from the elimination of a portion of our net deferred tax liabilities arising from the conversion of GMAC and certain of our subsidiaries to a limited liability company; (ii) certain assets with respect to automotive leases owned by GMAC and its affiliates having a net book value of approximately $4.0 billion and related deferred tax liabilities of $1.8 billion; (iii) certain Michigan properties with a carrying value of approximately $1.2 billion to GM; (iv) intercompany receivables from GM related to tax attributes of $1.1 billion; (v) net contingent tax assets of $491; and (vi) other miscellaneous transactions.
(h)	During the first quarter of 2007, under the terms of the Sale Transactions, GM made a capital contribution of $1 billion to GMAC. The amount in 2006 was composed of the following: (i) approximately $801 of liabilities related to U.S. and Canadian-based, GM-sponsored other postretirement programs and related deferred tax assets of $302; (ii) contingent tax liabilities of $384 assumed by GM; and (iii) deferred tax assets transferred from GM of $68.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Income Statement

A summary of the income statement effect of transactions with GM, FIM Holdings, and affiliated companies follows:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2007	2006	2007	2006

Net financing revenue:
GM and affiliates lease residual value support (a)	$233	$208	$450	$375
Wholesale subvention and service fees from GM	66	45	131	88
Interest paid on loans with GM	(5)	(10)	(4)	(27)
Interest on loans with FIM Holdings affiliates	4	—	11	—
Consumer lease payments from GM (b)	5	21	12	61
Insurance premiums earned from GM	63	77	129	157
Other income:
Interest on notes receivable from GM and affiliates	33	67	65	136
Interest on wholesale settlements (c)	49	49	87	93
Revenues from GM leased properties, net	3	28	6	54
Derivatives (d)	5	—	8	—
Service fee income:
Rental car repurchases held for resale (e)	—	4	—	11
U.S. Automotive operating leases (f)	9	—	13	—
Expense:
Employee retirement plan costs allocated by GM	—	30	—	64
Off-lease vehicle selling expense reimbursement (g)	(9)	8	(17)	14
Payments to GM for services, rent and marketing expenses (h)	35	24	76	47

(a)	Represents total amount of residual support and risk sharing earned under the residual support and risk sharing programs and earned revenue previously deferred related to the settlement of residual support and risk sharing obligations in 2006 for a portion of the lease portfolio.
(b)	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle, with the customer’s remaining payment obligation waived. For certain programs, GM compensates us for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle.
(c)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made before the expiration of transit, we receive interest from GM.
(d)	Represents income related to derivative transactions that we enter into with GM as counterparty.
(e)	Represents a servicing fee from GM related to the resale of rental car repurchases. At December 31, 2006, this program was terminated.

(f)	Represents servicing income related to automotive leases distributed to GM on November 22, 2006.

(g)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by us on off-lease vehicles sold by GM at auction.
(h)	We reimburse GM for certain services provided to us. This amount includes rental payments for our primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Retail and Lease Programs

GM may elect to sponsor incentive programs (on both retail contracts and operating leases) by supporting financing rates below the standard market rates at which we purchase retail contracts and leases. These marketing incentives are also referred to as rate support or subvention. When GM utilizes these marketing incentives, it pays us the present value of the difference between the customer rate and our standard rate at contract inception, which we defer and recognize as a yield adjustment over the life of the contract.

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

In connection with the Sale Transactions, GM settled its estimated liabilities with respect to residual support and risk sharing on a portion of our operating lease portfolio and on the entire U.S. balloon retail receivables portfolio in a series of lump-sum payments. A negotiated amount totaling approximately $1.4 billion was agreed to by GM under these leases and balloon contracts and was paid to us. The payments were recorded as a deferred amount in Accrued expenses and other liabilities in our Condensed Consolidated Balance Sheet. As these contracts terminate and the vehicles are sold at auction, the payments are treated as a component of sales proceeds in recognizing the gain or loss on sale of the underlying assets.

In addition, with regard to U.S. lease originations and all U.S. balloon retail contract originations occurring after April 30, 2006, that remained with us after the consummation of the Sale Transactions, GM agreed to begin payment of the present value of the expected residual support owed to us at the time of contract origination as opposed to after contract termination at the time of sale of the related vehicle. The residual support amount GM actually owes us is finalized as the leases actually terminate. Under the terms of the residual support program, in cases where the estimate was incorrect, GM may be obligated to pay us, or we may be obligated to reimburse GM. For the affected contracts originated during the three months and six months ended June 30, 2007, GM paid or agreed to pay us a total of $327 million and $607 million in 2007, respectively.

Based on the June 30, 2007 outstanding U.S. operating lease portfolio, the additional maximum amount that could be paid by GM under the residual support programs is approximately $662 million and would only be paid in the unlikely event that the proceeds from the entire portfolio of lease assets were lower than both the contractual residual value and our standard residual rates. Based on the June 30, 2007 outstanding U.S. operating lease portfolio, the maximum amount that could be paid under the risk sharing arrangements is approximately $781 million and would only be paid in the unlikely event that the proceeds from all outstanding lease vehicles were lower than our standard residual rates.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Retail and lease contracts acquired by us that included rate and residual subvention from GM, payable directly or indirectly to GM dealers as a percent of total new retail and lease contracts acquired, are noted in the table.

	Six months ended
	June 30,
	2007	2006

GM and affiliates subvented contracts acquired:
North American operations	86%	89%
International operations (a)	42%	57%

(a)	The decrease in 2007 is primarily due to a price repositioning in Mexico, which improved the competitiveness of non-subvented products and increased Mexico’s retail penetration by 4% in comparison with 2006 levels.

As a result of GM-sponsored rate incentive programs, our North American operations recognized $359 million and $351 million in consumer financing revenue as yield adjustments on GM subvented retail loans for the three months ended June 30, 2007 and 2006, respectively, and $727 and $729 for the six months ended June 30, 2007 and 2006, respectively.

Other

We have entered into various services agreements with GM that are designed to document and maintain the current and historical relationship between us. We are required to pay GM fees in connection with certain of these agreements related to our financing of GM consumers and dealers in certain parts of the world.

GM also provides payment guarantees on certain commercial assets we have outstanding with certain third-party customers. As of June 30, 2007, and December 31, 2006, commercial obligations guaranteed by GM were $115 million and $216 million, respectively. In addition, we have a consignment arrangement with GM for commercial inventories in Europe. As of June 30, 2007, and December 31, 2006, commercial inventories related to this arrangement were $105 million and $151 million, respectively, and are reflected in Other assets in the Condensed Consolidated Balance Sheet.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.    Segment Information

Financial results for our reporting segments are summarized below.

	Automotive Finance
	operations (a)
	North
Three months ended June 30,	American	International		Insurance
($ in millions)	operations (a)	operations (b)	ResCap	operations	Other (c)	Consolidated

2007
Net financing revenue before provision for credit losses	$1,021	$452	$57	$—	$51	$1,581
Provision for credit losses	(67)	(36)	(327)	—	—	(430)
Other revenue	757	129	788	1,166	27	2,867

Total net financing revenue and other income	1,711	545	518	1,166	78	4,018
Noninterest expense	1,391	434	722	978	41	3,566

Income (loss) before income tax expense	320	111	(204)	188	37	452
Income tax expense	18	31	50	57	3	159

Net income (loss)	$302	$80	($254)	$131	$34	$293

Total assets	$130,860	$27,107	$116,890	$13,956	($9,535)	$279,278

2006
Net financing revenue before provision for credit losses	$972	$400	$263	$—	$108	$1,743
Provision for credit losses	(130)	(22)	(123)	—	7	(268)
Other revenue	823	131	1,434	1,157	(23)	3,522

Total net financing revenue and other income	1,665	509	1,574	1,157	92	4,997
Noninterest expense	1,642	408	695	1,040	65	3,850

Income before income tax expense	23	101	879	117	27	1,147
Income tax (benefit) expense	(40)	27	331	37	5	360

Net income	$63	$74	$548	$80	$22	$787

Total assets	$157,131	$23,827	$124,552	$13,475	($10,640)	$308,345

(a)	North American operations consists of automotive financing in the United States and Canada, and certain other corporate activities. International operations consists of automotive financing and full service leasing in all other countries and Puerto Rico through March 31, 2006. Beginning April 1, 2006, Puerto Rico has been included in North American operations.
(b)	Amounts include intra-segment eliminations between the North American operations and International operations.
(c)	Represents our Commercial Finance business, equity interest in Capmark, certain corporate activities related to mortgage activities, and reclassifications and eliminations between the reporting segments.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Automotive Finance
	operations (a)
	North
Six months ended June 30,	American	International		Insurance
($ in millions)	operations (a)	operations (b)	ResCap	operations	Other (c)	Consolidated

2007
Net financing revenue before provision for credit losses	$1,965	$899	$230	$—	$112	$3,206
Provision for credit losses	(165)	(73)	(869)	—	(4)	(1,111)
Other revenue	1,525	250	1,116	2,338	74	5,303

Total net financing revenue and other income	3,325	1,076	477	2,338	182	7,398
Noninterest expense	2,692	841	1,532	1,959	77	7,101

Income (loss) before income tax expense	633	235	(1,055)	379	105	297
Income tax expense	25	63	110	105	6	309

Net income (loss)	$608	$172	($1,165)	$274	$99	($12)

2006
Net financing revenue before provision for credit losses	$2,003	$803	$527	$—	$300	$3,633
Provision for credit losses	(144)	(15)	(245)	—	(30)	(434)
Other revenue	1,564	296	2,234	2,298	30	6,422

Total net financing revenue and other income	3,423	1,084	2,516	2,298	300	9,621
Noninterest expense	3,315	798	1,297	1,995	351	7,756

Income (loss) before income tax expense	108	286	1,219	303	(51)	1,865
Income tax expense (benefit)	(12)	83	469	94	(52)	582

Net income	$120	$203	$750	$209	$1	$1,283

(a)	North American operations consists of automotive financing in the United States and Canada, and certain other corporate activities. International operations consists of automotive financing and full service leasing in all other countries and Puerto Rico through March 31, 2006. Beginning April 1, 2006, Puerto Rico has been included in North American operations.
(b)	Amounts include intra-segment eliminations between the North American operations and International operations.
(c)	Represents our Commercial Finance business, equity interest in Capmark, certain corporate activities related to mortgage activities, and reclassifications and eliminations between the reporting segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Overview

GMAC is a leading, independent, globally diversified, financial services firm with approximately $279 billion of assets and operations in approximately 40 countries. Founded in 1919 as a wholly owned subsidiary of General Motors Corporation (General Motors or GM), GMAC was originally established to provide GM dealers with the automotive financing necessary for the dealers to acquire and maintain vehicle inventories and to provide retail customers the means by which to finance vehicle purchases through GM dealers. On November 30, 2006, GM sold a 51% interest in us for approximately $7.4 billion (the Sale Transactions) to FIM Holdings LLC (FIM Holdings), an investment consortium led by Cerberus FIM Investors LLC, the sole managing member. The consortium also includes Citigroup Inc., Aozora Bank Ltd., and a subsidiary of The PNC Financial Services Group, Inc.

Our products and services have expanded beyond automotive financing as we currently operate in the following lines of business — Automotive Finance, Mortgage (Residential Capital, LLC or ResCap), and Insurance. The following table summarizes the operating results of each line of business for the three months and six months ended June 30, 2007 and 2006. Operating results for each of the lines of business are more fully described in the MD&A sections that follow.

	Three months ended			Six months ended
	June 30,			June 30,
			2007-2006			2007-2006
($ in millions)	2007	2006	% Change	2007	2006	% Change

Net financing revenue and other income
Automotive Finance	$2,256	$2,174	4	$4,401	$4,507	(2)
ResCap	518	1,574	(67)	477	2,516	(81)
Insurance	1,166	1,157	1	2,338	2,298	2
Other	78	92	(15)	182	300	(39)
Net income (loss)
Automotive Finance	$382	$137	179	$780	$323	141
ResCap	(254)	548	(146)	(1,165)	750	(255)
Insurance	131	80	64	274	209	31
Other	34	22	55	99	1	n/m

n/m =	not meaningful

•	Our Automotive Finance operations offer a wide range of financial services and products (directly and indirectly) to retail automotive consumers, automotive dealerships, and other commercial businesses. Our Automotive Finance operations consist of two separate reporting segments — North American Automotive Finance operations and International Automotive Finance operations. The products and services offered by our Automotive Finance operations include the purchase of retail installment sales contracts and leases, offering of term loans, dealer floor plan financing and other lines of credit to dealers, fleet leasing, and vehicle remarketing services. While most of our operations focus on prime automotive financing to and through GM or GM-affiliated dealers, our Nuvell operation, which is part of our North American Automotive Finance operations, focuses on nonprime automotive financing to GM-affiliated and non-GM dealers. Our Nuvell operation also provides private-label automotive financing. In addition, our Automotive Financing operations utilize asset securitization and whole-loan sales as a critical component of our diversified funding strategy.

•	Our ResCap operations engage in the origination, purchase, servicing, sale, and securitization of consumer (i.e., residential) and mortgage loans and mortgage-related products (e.g., real estate services). Typically, mortgage loans are originated and sold to investors in the secondary market, including securitization transactions in which the assets are legally sold but are accounted for as secured financings. In March 2005, we transferred ownership of GMAC Residential and GMAC-RFC to a newly formed, wholly owned, subsidiary holding company, ResCap. As part of this transfer of ownership, certain agreements were put in place between ResCap and us that restrict ResCap’s ability to declare dividends or prepay subordinated indebtedness owed to us. While we believe the restructuring of these operations and the agreements between ResCap and us allow ResCap to access more attractive sources of capital, the agreements inhibit our ability to return funds for dividends and debt payments. For additional information, please refer to ResCap’s Annual Report on Form 10-K for the period ended December 31, 2006, filed separately with the SEC, which is not deemed incorporated into any of our filings under the Securities Act or the Exchange Act.

•	Our Insurance operations offer vehicle service contracts and underwrite personal automobile insurance coverage (ranging from preferred to non-standard risks) and selected commercial insurance and reinsurance coverage. We are a leading provider of vehicle service contracts with mechanical breakdown and maintenance coverages. Our vehicle service contracts offer vehicle owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle warranty. We underwrite and market non-standard, standard, and preferred-risk physical damage and liability insurance coverages for passenger automobiles, motorcycles, recreational vehicles, and commercial automobiles through independent agency, direct response, and internet channels. Additionally, we market private-label insurance through a long-term agency relationship with Homesite Insurance, a national provider of home insurance products. We provide commercial insurance, primarily covering dealers’ wholesale vehicle inventory, and reinsurance products. Internationally, ABA Seguros provides certain commercial business insurance exclusively in Mexico.

•	Other operations consist of our Commercial Finance Group, an equity investment in Capmark (our former commercial mortgage operations), certain corporate activities, and reclassifications and eliminations between the reporting segments.

Restatement of Condensed Consolidated Financial Statements
The accompanying MD&A considers the effects of the restatement described in Notes 1 and 2 to our Condensed Consolidated Financial Statements.

Consolidated Results of Operations
The following table summarizes our consolidated operating results for the periods shown. Refer to the following operating results by line of business for a more complete discussion.

	Three months ended			Six months ended
	June 30,			June 30,
			2007-2006			2007-2006
($ in millions)	2007	2006	% change	2007	2006	% change

Revenue
Total financing revenue	$5,316	$5,766	(8)	$10,613	$11,469	(7)
Interest expense	(3,735)	(4,023)	(7)	(7,407)	(7,836)	(5)
Provision for credit losses	(430)	(268)	60	(1,111)	(434)	156
Net financing revenue	1,151	1,475	(22)	2,095	3,199	(35)
Net loan servicing income	404	275	47	662	539	23
Insurance premiums and service revenue earned	1,051	1,052	—	2,092	2,062	1
Gain on sale of mortgage and automotive loans, net	399	504	(21)	363	869	(58)
Investment income	227	297	(24)	535	555	(4)
Gain on sale of equity method investments, net	—	411	(100)	—	411	(100)
Other income	786	983	(20)	1,651	1,986	(17)
Total net financing revenue and other income	4,018	4,997	(20)	7,398	9,621	(23)
Depreciation expense on operating lease assets	(1,173)	(1,346)	(13)	(2,255)	(2,786)	(19)
Insurance losses and loss adjustment expenses	(563)	(653)	(14)	(1,136)	(1,250)	(9)
Other expense	(1,830)	(1,851)	(1)	(3,710)	(3,720)	—
Income before income tax expense	452	1,147	(61)	297	1,865	(84)
Income tax expense	(159)	(360)	(56)	(309)	(582)	(47)
Net income (loss)	$293	$787	(63)	($12)	$1,283	(101)

We reported net income of $293 million for the three months ended June 30, 2007, compared to $787 million for the same period in 2006, and a net loss of $12 million for the six months ended June 30, 2007, compared to net income of $1.3 billion for the same period in 2006. This reflects strong earnings in the global automotive finance and insurance businesses which offset losses in our ResCap business, which continued to be adversely affected by a decline in the residential housing market and deterioration in the nonprime securitization market in the United States.

Total financing revenue decreased by 8% and 7% in the three months and six months ended June 30, 2007, compared to the same periods in 2006, primarily due to decreases in operating lease income. Operating lease income declined 15% in the three months ended June 30, 2007, and 17% in the first six months of 2007, as compared to 2006, due to a reduction in our operating lease portfolio, which was primarily driven by the transfer of operating lease assets to GM during November 2006, as part of the Sale Transactions. Similarly, depreciation expense decreased 13% in the three months ended June 30, 2007, and 19% in the first six months of 2007, compared to the same periods in 2006, as a result of this reduction.

Interest expense decreased 7% and 5% in the three months and six months ended June 30, 2007, compared to the same periods in 2006. For both periods this reduction was primarily due to lower levels of outstanding debt and the reduction in the level of the unfavorable impact of mark-to-market adjustments on certain cancelable swaps, which economically hedge callable debt. This decrease was partially offset by an increase in market interest rates.

The provision for credit losses increased 60% and 156% in the three months and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. The increases were driven by higher delinquencies at ResCap, primarily due to the continued deterioration in the domestic housing market and the market for nonprime loans.

Net loan servicing income increased 47% and 23% in the three months and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. These increases were attributable to higher average primary and master servicing portfolios at ResCap as well as increased asset securitization activity and whole-loan sales by our automotive finance business in comparison with 2006 levels.

The gain on sale of mortgage and automotive loans decreased 21% and 58% in the three months and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. The decreases are primarily attributable to declines in fair value of ResCap’s nonprime and prime second-lien delinquent loans held for sale stemming from lower investor demand and lack of market liquidity. As a result, the pricing for various loan product types continued to deteriorate in the first six months of 2007, as investor uncertainty remained high concerning the performance of these loans. These trends were partially offset by higher gains realized by our automotive finance business on the sale of retail installment contracts for both periods.

The decrease in gain on sale of equity method investments, net, relates entirely to a gain on sale of ResCap’s equity investment in a regional homebuilder in the three months ended June 30, 2006. We have realized no similar gains in 2007.

Other income for both the three and six months ended June 30, 2007, has decreased from 2006 levels due to a decrease in interest income commensurate with decreases in cash and cash equivalents and decreased interest and service fees from lending activity with GM.

Insurance losses and loss adjustment expenses decreased 14% and 9% in the three months and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. The decrease is primarily due to favorable weather conditions in 2007 in our U.S. commercial and personal lines businesses, as well as favorable loss trends experienced in our vehicle service contract product line.

Our consolidated tax expense for the three months and six months ended June 30, 2007, is $159 million and $309 million, respectively, a decrease of 56% from the three months ended June 30, 2006, and 47% from the six months ended June 30, 2006, primarily due to the mix of earnings in limited liability company (LLC) and non-LLC entities. Results for the first six months of 2007 reflect a change in tax status for certain of our subsidiaries due to the conversion of a number of our unregulated U.S. subsidiaries to flow-through LLCs in conjunction with the Sale Transactions. These domestic subsidiaries are generally not taxed at the entity level and, therefore, our effective tax rate on a consolidated basis is significantly higher for both the second quarter and first six months of 2007 in comparison with the same periods in 2006. The primary reason is that the majority of the net loss experienced at ResCap in the first six months of 2007 is attributable to its LLCs and no tax benefits for these losses are recorded. Excluding ResCap, the consolidated effective tax rate is approximately 15%, which represents the provision for taxes at our non-LLC subsidiaries combined with taxable income that is not subject to tax at our LLC subsidiaries. The effective tax rates applicable to our non-LLC subsidiaries remain comparable with 2006.

Automotive Finance Operations

Results of Operations
The following table summarizes the operating results of our Automotive Finance operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reporting segments.

	Three months ended			Six months ended
	June 30,			June 30,
			2007-2006			2007-2006
($ in millions)	2007	2006	% change	2007	2006	% change

Revenue
Consumer	$1,399	$1,367	2	$2,785	$2,796	—
Commercial	443	419	6	825	788	5
Operating leases	1,729	2,023	(15)	3,297	3,949	(17)
Total financing revenue	3,571	3,809	(6)	6,907	7,533	(8)
Interest expense	(2,098)	(2,437)	(14)	(4,043)	(4,727)	(14)
Provision for credit losses	(103)	(152)	(32)	(238)	(159)	50
Net financing revenue	1,370	1,220	12	2,626	2,647	(1)
Servicing fees	104	59	76	217	117	85
Net gains on the sale of loans	226	129	75	424	184	130
Investment income	105	147	(29)	201	235	(14)
Other income	451	619	(27)	933	1,324	(30)
Total net automotive financing revenue and other income	2,256	2,174	4	4,401	4,507	(2)
Depreciation expense on operating leases	(1,173)	(1,344)	(13)	(2,254)	(2,782)	(19)
Noninterest expense	(652)	(706)	(8)	(1,279)	(1,331)	(4)
Income tax (expense) benefit	(49)	13	477	(88)	(71)	24
Net income	$382	$137	179	$780	$323	141
Total assets	$157,967	$180,958	(13)

Automotive Finance operations net income increased to $382 million and $780 million for the three months and six months ended June 30, 2007, respectively, as compared to $137 million and $323 million, respectively, for the same periods in 2006. These results reflect both improved margins in North America and continued margin pressure overseas. North America also benefited from strong lease residuals, stable credit performance, and increases in servicing income. Also contributing to the increase in North America was a reduction in the level of unfavorable mark-to-market adjustments related to certain derivative activities.

Total financing revenue decreased 6% and 8% for the three months and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. Consumer revenue for the periods was consistent with 2006 and reflects a modest change in consumer asset levels as a result of continued whole-loan sale activity. Consumer finance receivables declined by $3.4 billion, or approximately 5%, since June 30, 2006. Operating lease revenue (along with the related depreciation expense) decreased for the three months and six months ended June 30, 2007, compared to the same periods in 2006, consistent with the decrease in the size of the operating lease portfolio (approximately 16% since June 2006), as a result of the dividend of certain operating lease assets to GM pursuant to the terms and conditions of the Sale Transactions. The decrease in total financing revenue was partially offset by the growth of our international operations during the six months ended June 30, 2007.

Interest expense decreased 14% for the three months and six months ended June 30, 2007, as compared to the same periods in 2006. For both periods this reduction was primarily due to lower levels of outstanding debt and the reduction in the level of unfavorable impact of mark-to-market adjustments on certain cancelable swaps which economically hedge callable debt.

Our provision for credit losses decreased 32% during the three months ended June 30, 2007, compared to the same period during 2006, while increasing 50% for the six months ended June 30, 2007, compared to the same period during 2006. The decrease during the three months ended June 30, 2007, was primarily related to lower on-balance sheet consumer finance receivables in our North American operations, which was partially offset by increases in the provision for credit losses of our International operations. In addition, delinquency trends were favorable during the three months ended June 30, 2007, compared to the three months ended March 31, 2007, whereas delinquency trends were unfavorable in the three months ended June 30, 2006, compared to the three months ended March 31, 2006. Overall, however, delinquency trends in our North American operations for the first six months of 2007 have deteriorated compared to the same period in 2006, and this trend has been magnified by increases in the frequency of loss in 2007 compared to 2006. This also reflects a higher loss provision expense in our International operations driven by increases in the size of our loan portfolio as well as increased loss frequency and loss severity in Latin America. These trends were partially offset by lower levels of on-balance sheet consumer finance receivables in our North American operations.

Net gains on the sale of loans increased 75% and 130% for the three months and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. The increase was primarily the result of higher gains on the sale of retail installment contracts for both periods. Automotive Finance operations continue to utilize asset securitization and whole-loan sales as a critical component of our diversified funding strategy. As a result of the growth in the whole-loan serviced portfolio, servicing fees increased 76% and 85% during the three months and six months ended June 30, 2007, respectively, as compared to the same periods in 2006.

Investment income decreased 29% and 14% for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. The decrease during both periods was largely a result of a decrease in the average size of the investment securities portfolio. Other income decreased 27% and 30% for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, due to lower revenue on GM loans and intercompany loans due to lower lending levels for both periods, in addition to lower interest income as a result of a decrease in the average balance of cash and cash equivalents.

Total income tax expense increased by $62 million and $17 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, primarily due to changes in Canadian corporate and provincial tax rates and the elimination of the large corporation tax in Canada during the three months ended June 30, 2006. This was partially offset by our election to be treated as a disregarded or pass-through entity in connection with our conversion to an LLC in November 2006. As a result of the conversion, a federal tax provision is no longer required for the majority of the U.S. Automotive Finance operations.

Automotive Financing Volume
The following table summarizes our new and used vehicle consumer and wholesale financing volume and our share of GM consumer and wholesale volume.

	Three months ended				Six months ended
	June 30,				June 30,
	GMAC		Share of		GMAC		Share of
	volume		GM sales		volume		GM sales
(units in thousands)	2007	2006	2007	2006	2007	2006	2007	2006

Consumer automotive financing
GM new vehicles
North America
Retail contracts	214	218	25%	25%	415	406	26%	25%
Leases	164	168	20%	19%	299	333	19%	21%
Total North America	378	386	45%	44%	714	739	45%	46%
International (retail contracts and leases)	139	129	24%	23%	280	264	24%	24%
Total GM new units financed	517	515	36%	36%	994	1,003	36%	37%
Non-GM new units financed	29	17			51	34
Used units refinanced	130	95			254	194
Total consumer automotive financing volume	676	627			1,299	1,231
Wholesale financing of new vehicles
GM vehicles
North America	868	921	77%	75%	1,626	1,841	75%	75%
International	729	694	88%	85%	1,428	1,354	88%	88%
Total GM units financed	1,597	1,615	82%	79%	3,054	3,195	81%	80%
Non-GM units financed	51	35			95	73
Total wholesale volume	1,648	1,650			3,149	3,268

Our consumer automotive financing volume and penetration levels are significantly influenced by the nature, timing, and extent of GM’s use of rate, residual, and other financing incentives for marketing purposes on consumer retail automotive contracts and leases. Our penetration levels during the three and six months ended June 30, 2007, were consistent with what was experienced in 2006, mainly due to continued use of incentive programs by GM and increased dealer incentives offered by GMAC. The consumer penetration levels of our International operations were relatively flat in 2007 compared to 2006.

Allowance for Credit Losses
The following table summarizes activity related to the allowance for credit losses for our Automotive Finance operations.

Three months ended June 30,	2007			2006
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Balance at April 1,	$1,410	$71	$1,481	$1,463	$65	$1,528
Provision for credit losses	100	3	103	148	4	152
Charge-offs	(199)	(3)	(202)	(200)	(1)	(201)
Recoveries	55	2	57	51	—	51
Other	—	(7)	(7)	5	2	7

Balance at June 30,	$1,366	$66	$1,432	$1,467	$70	$1,537

Allowance coverage (a)	2.28%	0.23%	1.62%	2.35%	0.26%	1.71%

(a)  Represents the related allowance for credit losses as a percentage of total on-balance sheet automotive contracts.

Six months ended June 30,	2007			2006
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Balance at January 1,	$1,460	$69	$1,529	$1,618	$86	$1,704
Provision for credit losses	235	3	238	176	(17)	159
Charge-offs	(437)	(4)	(441)	(437)	(1)	(438)
Recoveries	108	2	110	102	—	102
Other	—	(4)	(4)	8	2	10

Balance at June 30,	$1,366	$66	$1,432	$1,467	$70	$1,537

Allowance coverage (a)	2.28%	0.23%	1.62%	2.35%	0.26%	1.71%

(a)  Represents the related allowance for credit losses as a percentage of total on-balance sheet automotive contracts.

The allowance for credit losses as a percentage of the total on-balance sheet consumer portfolio experienced a slight decrease in comparison with 2006. The comparison is favorable in 2007 due to the impact of Hurricane Katrina, which caused a significant increase in our allowance in late 2005 and into 2006.

The consumer allowance for credit losses was $1,366 million and $1,467 million as of June 30, 2007 and 2006, respectively. Decreases in the level of allowance from 2006 levels are reflective of proportional decreases in the on-balance sheet consumer portfolio over the same period. The consumer portfolio incurred net charge offs for the three months ended June 30, 2007 and 2006, of $144 million and $149 million, respectively. Net charge-offs for the six months ended June 30, 2007 and 2006, were $329 million and $335 million, respectively.

Consumer Credit
The following tables summarize pertinent loss experience in the consumer managed and on-balance sheet automotive retail contract portfolios. The managed portfolio includes retail receivables held on-balance sheet for investment and off-balance sheet receivables. The off-balance sheet portion of the managed portfolio includes receivables securitized and sold that we continue to service and in which we retain an interest or risk of loss but excludes securitized and sold finance receivables that we continue to service but in which we retain no interest or risk of loss. The process of creating a pool of retail finance receivables for securitization or sale typically excludes accounts that are greater than 30 days delinquent at that time. In addition, the process involves selecting from a pool of receivables that are currently outstanding and, therefore, represent seasoned accounts. A seasoned portfolio that excludes delinquent accounts historically results in better credit performance in the managed portfolio than in the on-balance sheet portfolio of retail finance receivables. In addition, the current off-balance sheet transactions mainly consist of subvented-rate retail finance receivables, which generally attract customers with higher credit quality (or otherwise cash purchasers) than customers typically associated with non-subvented receivables.

We believe that the disclosure of the credit experience of the managed portfolio presents a more complete presentation of our risk of loss in the underlying assets (typically in the form of a subordinated retained interest). Consistent with the presentation in the Condensed Consolidated Balance Sheet, retail contracts presented in the table represent the principal balance of the finance receivables discounted for any unearned interest income and rate support received from GM.

	Average	Charge-offs,
	retail	net of		Annualized net
Three months ended June 30,	contracts	recoveries (a)		charge-off rate
($ in millions)	2007	2007	2006	2007	2006

Managed
North America (b)	$49,603	$128	$120	1.03%	1.07%
International	16,979	22	23	0.52%	0.61%

Total managed	$66,582	$150	$143	0.90%	0.97%

On-balance sheet
North America	$42,660	$123	$118	1.15%	1.17%
International	16,979	22	23	0.52%	0.61%

Total on-balance sheet	$59,639	$145	$141	0.97%	1.04%

(a)	Net charge-offs exclude amounts related to the lump-sum payments on balloon finance contracts. The amount totaled ($1) and $7 for the three months ended June 30, 2007 and 2006.
(b)	North America 2006 annualized charge-offs, net of recoveries, includes $25 of certain expenses related to repossessed vehicles, which are included in other operating expenses on the Condensed Consolidated Statement of Income.

	Average	Charge-offs,
	retail	net of		Annualized net
Six months ended June 30,	contracts	recoveries (a)		charge-off rate
($ in millions)	2007	2007	2006	2007	2006

Managed
North America (b)	$49,868	$289	$281	1.16%	1.13%
International	16,649	48	50	0.58%	0.67%

Total managed	$66,517	$337	$331	1.01%	1.03%

On-balance sheet
North America	$43,353	$279	$277	1.29%	1.23%
International	16,649	48	50	0.58%	0.67%

Total on-balance sheet	$60,002	$327	$327	1.09%	1.11%

(a)	Net charge-offs exclude amounts related to the lump-sum payments on balloon finance contracts. The amount totaled $2 and $7 for the six months ended June 30, 2007 and 2006.
(b)	North America 2006 annualized charge-offs, net of recoveries, includes $40 of certain expenses related to repossessed vehicles, which are included in other operating expenses on the Condensed Consolidated Statement of Income.

The following table summarizes pertinent delinquency experience in the consumer automotive retail contract portfolio.

	Percent of retail contracts
	30 days or more past due (a)
	Managed		On-balance sheet
June 30,	2007	2006	2007	2006

North America	2.44%	2.35%	2.72%	2.57%
International	2.58%	2.64%	2.58%	2.64%

Total	2.49%	2.52%	2.67%	2.63%

(a)	Past due contracts are calculated on the basis of the average number of contracts delinquent during a month and exclude accounts in bankruptcy.

Credit fundamentals in our North American consumer automotive portfolio have deteriorated in recent quarters, with delinquencies in the North American portfolio increasing as compared to 2006. The increase in delinquency trends is the result of the shrinking and aging of the asset base due to an increase in whole-loan sales activity as compared to the prior year. International consumer credit portfolio performance remains stable as both delinquencies and charge-offs have declined modestly compared to prior year levels.

In addition to the preceding loss and delinquency data, the following table summarizes bankruptcies and repossession information for the United States consumer automotive retail contract portfolio (which represents approximately 46% and 58% of our on-balance sheet consumer automotive retail contract portfolio as of June 30, 2007 and 2006, respectively).

	Managed		On-balance sheet
Three months ended June 30,	2007	2006	2007	2006

Average retail contracts in bankruptcy (in units) (a)	61,530	92,961	60,105	91,952
Bankruptcies as a percent of average number of contracts outstanding	2.11%	2.74%	2.43%	2.92%
Retail contract repossessions (in units)	16,757	21,432	15,757	21,081
Annualized repossessions as a percent of average number of contracts outstanding	2.28%	2.51%	2.53%	2.66%

(a)	Includes those accounts where the customer has filed for bankruptcy and is not yet discharged, the customer was discharged from bankruptcy but did not reaffirm their loan with GMAC, and other special situations where the customer is protected by applicable law with respect to GMAC’s normal collection policies and procedures.

	Managed		On-balance sheet
Six months ended June 30,	2007	2006	2007	2006

Average retail contracts in bankruptcy (in units) (a)	64,419	98,598	63,211	97,265
Bankruptcies as a percent of average number of contracts outstanding	2.19%	2.80%	2.50%	2.93%
Retail contract repossessions (in units)	35,693	46,565	33,912	45,964
Annualized repossessions as a percent of average number of contracts outstanding	2.42%	2.62%	2.68%	2.75%

(a)	Includes those accounts where the customer has filed for bankruptcy and is not yet discharged, the customer was discharged from bankruptcy but did not reaffirm their loan with GMAC, and other special situations where the customer is protected by applicable law with respect to GMAC’s normal collection policies and procedures.

New bankruptcy filings in the United States increased dramatically in October 2005, before the change in bankruptcy laws that made it more difficult for some consumers to qualify for certain protections under prior bankruptcy laws. After this change in bankruptcy laws, we experienced a decrease in bankruptcy filings during 2006, as well as the three months and six months ended June 30, 2007. Similarly, repossession experience has also improved since the three months and six months ended June 30, 2006.

Commercial Credit
Our credit risk on the commercial portfolio is considerably different from that of our consumer portfolio. Whereas the consumer portfolio represents a homogenous pool of retail contracts that exhibit fairly predictable and stable loss patterns, the commercial portfolio exposures are less predictable. In general, the credit risk of the commercial portfolio is tied to overall economic conditions in the countries in which we operate, as well as the particular circumstances of individual borrowers.

At June 30, 2007, the only commercial receivables that had been securitized and accounted for as off-balance sheet transactions represent wholesale lines of credit extended to automotive dealerships, which historically experience low charge-offs. As a result, the amount of charge-offs on our managed portfolio is similar to the on-balance sheet portfolio, and only the on-balance sheet commercial portfolio credit experience is presented in the following table.

	Total
	loans	Impaired loans (a)
	June 30,	June 30,	Dec 31,	June 30,
($ in millions)	2007	2007	2006	2006

Wholesale	$24,608	$254	$338	$286
		1.03%	1.64%	1.22%
Other commercial financing	4,037	29	52	43
		0.72%	1.35%	1.08%

Total on-balance sheet	$28,645	$283	$390	$329
		0.99%	1.60%	1.20%

(a)	Includes loans where it is probable that we will be unable to collect all amounts due according to the terms of the loan.

Charge-offs on the wholesale portfolio remained at traditionally low levels in the three months and six months ended June 30, 2007, as these receivables are generally secured by vehicles, real estate, and other forms of collateral, which help mitigate losses on such loans in the event of default.

ResCap Operations

Results of Operations
The following table summarizes the operating results for ResCap for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reporting segments.

	Three months ended			Six months ended
	June 30,			June 30,
			2007-2006			2007-2006
($ in millions)	2007	2006	% change	2007	2006	% change

Revenue
Total financing revenue	$1,667	$1,821	(8)	$3,541	$3,521	1
Interest expense	(1,610)	(1,558)	3	(3,311)	(2,994)	11
Provision for credit losses	(327)	(123)	166	(869)	(245)	255
Net financing (loss) revenue	(270)	140	(293)	(639)	282	(327)
Mortgage servicing fees	452	387	17	899	762	18
Servicing asset valuation and hedge activities, net	(152)	(171)	(11)	(454)	(356)	28
Net loan servicing income	300	216	39	445	406	10
Net gain (loss) on sale of loans	173	375	(54)	(61)	642	(110)
Other income	315	843	(63)	732	1,186	(38)
Noninterest expense	(722)	(695)	4	(1,532)	(1,297)	18
Income tax expense	(50)	(331)	(85)	(110)	(469)	(77)
Net income (loss)	($254)	$548	(146)	($1,165)	$750	(255)
Total assets	$116,890	$124,552	(6)

ResCap experienced a net loss of $254 million for the three months ended June 30, 2007, compared to net income of $548 million for the same period in 2006, and a net loss of $1.2 billion for the six months ended June 30, 2007, compared to net income of $750 million for the same period in 2006. The 2007 results continue to be adversely affected by domestic economic conditions, which include increases in nonprime delinquencies, a significant deterioration in the nonprime securitization market, and instability in the residential housing market.

A net financing loss of $270 million and $639 million was incurred in the three months and six months ended June 30, 2007, respectively, as compared to net financing revenue of $140 million and $282 million for the same periods in 2006. Total financing revenue decreased for the three months ended June 30, 2007, compared to 2006, due primarily to a decline in nonprime asset balances, lower warehouse lending balances, and an increase in non-accrual loans due to unfavorable market conditions. The modest increase in total financing revenue the six months ended June 30, 2007, compared to the same period in 2006, is primarily due to longer holding periods on held for sale assets due to lower investor demand, which more than offset the decline in interest income due to higher nonaccrual loans and lower warehouse lending balances. The increase in interest expense during the three months and six months ended June 30, 2007, compared to the same periods in 2006, was primarily driven by an increase in the cost of funds due to an increase in market rates.

The provision for credit losses increased to $327 million and $869 million in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The increases for both periods were driven by the continued deterioration in the domestic housing market, which resulted in higher loss severity, an increased number of delinquent loans, and home price stagnation. The increase in the provision for loan losses for the six months ended June 30, 2007, also related to adjustable rate mortgage reset risk and financial stress experienced by certain warehouse lending customers; both primarily affecting the first quarter of 2007. Mortgage loans held for investment past due 60 days or more increased to 16% of the total unpaid principal balance as of June 30, 2007, from 14% at March 31, 2007, and 10% at June 30, 2006.

Net loan servicing income increased 39% and 10% for the three months and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, due to an increase in the size and value of the mortgage servicing rights portfolio during both periods. The domestic servicing portfolio was approximately $425 billion as of June 30, 2007, representing an increase of approximately $43 billion from June 30, 2006. The value of the mortgage servicing rights increased during the three months ended June 30, 2007, primarily due to the positive impacts of rising interest rates and lower market volatility on the valuation of servicing assets. The positive valuation adjustments were largely offset by results of derivative hedging activity. The increase in servicing asset valuation and hedge activities for the first six months of 2007 was primarily driven by negative servicing valuations including derivative hedging activity and unfavorable assumption updates.

The net gain (loss) on sales of loans decreased 54% and 110% for the three months and six months ended June 30, 20007, respectively, as compared to the same periods in 2006. These decreases were primarily due to the decline in fair value of the nonprime and second-lien delinquent loans held for sale, lower investor demand, and lack of market liquidity. As a result, the pricing for various loan product types continued to deteriorate in the first six months of 2007, as investor uncertainty remained high regarding the performance of these loans.

Other income decreased 63% and 38% during the three months and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, due to the gain on the sale of an equity interest in a regional homebuilder that was realized during the three months ended June 30, 2006.

Noninterest expense increased 4% and 18% during the three months and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. The increase for both periods is primarily due to increases in the expense associated with the provision for losses for assets sold with recourse and an increase in expenses related to properties acquired through foreclosure due to higher inventory levels. During the three months ended June 30, 2007, the increase in noninterest expense was partially offset by reduced compensation and benefit costs as a result of cost cutting initiatives as well as lower incentive compensation.

Income tax expense decreased 85% and 77% during the three months and six months ended of 2007, respectively, as compared to the same periods in 2006. Nearly all significant domestic legal entities were converted to LLCs during the fourth quarter of 2006. As a result, the converted entities are no longer subject to federal and most state income taxes.

Mortgage Loan Production, Sales and Servicing
ResCap’s mortgage loan production for the three months ended June 30, 2007, was $35 billion, a decrease of 26% compared to $47 billion in the same period in 2006, and $72 billion for the six months ended June 30, 2007, a decrease of 18% compared to $89 billion in the same period in 2006. ResCap’s domestic loan production decreased 33% in the three months ended June 30, 2007, and 24% in the six months ended June 30, 2007, while international loan production increased 15% and 16% respectively, compared to the same periods in 2006. ResCap’s domestic loan production decreased due to a decline in nonprime, prime-nonconforming and prime second-lien products as a result of unfavorable market conditions. Nonprime loan production totaled $1 billion and $4 billion for the three months and six months ended June 30, 2007, respectively, compared to $6 billion and $15 billion for the same periods in 2006. ResCap’s international production increased primarily due to growth in Continental Europe.

The following summarizes mortgage loan production for the periods shown.

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2007	2006	2007	2006

Consumer:
Principal amount by product type:
Prime conforming	$12,682	$11,965	$22,251	$20,534
Prime nonconforming	9,849	14,638	22,166	26,365
Government	828	1,081	1,412	1,942
Nonprime	685	6,060	3,944	15,156
Prime second-lien	3,107	6,585	8,420	12,400

Total U.S. production	27,151	40,329	58,193	76,397
International	7,718	6,693	14,190	12,205

Total	$34,869	$47,022	$72,383	$88,602

Principal amount by origination channel:
Retail and direct channels	$7,007	$7,424	$13,038	$14,102
Correspondent and broker channels	20,144	32,905	45,155	62,295

Total U.S. production	$27,151	$40,329	$58,193	$76,397

Number of loans (in units):
Retail and direct channels	54,053	65,011	101,691	125,899
Correspondent and broker channels	99,511	208,747	262,950	399,599

Total U.S. production	153,564	273,758	364,641	525,498

The following table summarizes the primary domestic mortgage loan servicing portfolio for which we hold the corresponding mortgage servicing rights.

	U.S. mortgage loan servicing portfolio
	June 30, 2007		December 31, 2006
	Number	Dollar amount	Number	Dollar amount
($ in millions)	of loans	of loans	of loans	of loans

Principal conforming	1,485,416	$211,463	1,456,344	$203,927
Prime nonconforming	348,653	112,562	319,255	101,138
Government	175,588	18,166	181,563	18,843
Nonprime	352,752	48,040	409,516	55,750
Prime second-lien	806,617	34,377	784,170	32,726

Total primary servicing portfolio (a)	3,169,026	$424,608	3,150,848	$412,384

(a)	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 291,917 with an unpaid principal balance of $62 billion at June 30, 2007, and 290,992 with an unpaid balance of $55 billion at December 31, 2006.

Our international servicing portfolio included $35.9 billion and $36.2 billion of mortgage loans as of June 30, 2007, and December 31, 2006, respectively.

Allowance for Credit Losses
The following table summarizes the activity related to the allowance for loan losses.

Three months ended June 30,	2007			2006
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Balance at April 1,	$1,660	$525	$2,185	$1,079	$182	$1,261
Provision for credit losses	284	43	327	111	12	123
Charge-offs	(263)	(294)	(557)	(158)	(6)	(164)
Recoveries	15	—	15	10	—	10

Balance at June 30,	$1,696	$274	$1,970	$1,042	$188	$1,230

Allowance as a percentage of total (a)	2.71%	2.47%	2.67%	1.44%	1.32%	1.42%

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet residential mortgage loans.

Six months ended June 30,	2007			2006
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Balance at January 1,	$1,508	$397	$1,905	$1,066	$187	$1,253
Provision for credit losses	649	220	869	239	6	245
Charge-offs	(491)	(343)	(834)	(288)	(6)	(294)
Recoveries	30	—	30	25	1	26

Balance at June 30,	$1,696	$274	$1,970	$1,042	$188	$1,230

Allowance as a percentage of total (a)	2.71%	2.47%	2.67%	1.44%	1.32%	1.42%

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet residential mortgage loans.

Nonperforming Assets
The following table summarizes the nonperforming assets in the on-balance sheet held for sale and held for investment residential mortgage loan portfolios. Nonperforming assets are nonaccrual loans, foreclosed assets, and restructured loans. Mortgage loans and lending receivables are generally placed on nonaccrual status when they are 60 and 90 days past due, respectively, or when the timely collection of the principal of the loan, in whole or in part, is doubtful.

	June 30,	December 31,	June 30,
($ in millions)	2007	2006	2006

Nonaccrual loans:
Mortgage loans:
Prime conforming	$14	$11	$9
Prime nonconforming	558	419	328
Prime second-lien	161	142	70
Nonprime (a)	8,066	6,736	5,587
Lending receivables:
Warehouse (b)	189	1,318	21
Construction (c)	130	69	13

Total nonaccrual assets	9,118	8,695	6,028
Restructured loans	35	8	17
Foreclosed assets	1,592	1,141	728

Total nonperforming assets	$10,745	$9,844	$6,773

Total nonperforming assets as a percentage of total ResCap assets	9.2%	7.5%	5.4%

(a)	Includes loans that were purchased distressed and already in nonaccrual status of $871 as of
June 30, 2007; $415 as of December 31, 2006; and $180 as of June 30, 2006. In addition, includes nonaccrual loans that are not included in Restructured loans in the amount of $9 as of
June 30, 2007; and $3 as of December 31, 2006, respectively.
(b)	Includes nonaccrual Restructured loans that are not included in Restructured loans of $0 as of June 30, 2007; $10 as of December 31, 2006; and $0 as of June 30, 2006.
(c)	Includes $0 as of June 30, 2007; $19 as of December 31, 2006; and $9 as of June 30, 2006, that are not included in Restructured loans.

The classification of a loan as nonperforming does not necessarily indicate that the principal amount of the loan is ultimately uncollectible in whole or in part. In certain cases, borrowers make payments to bring their loans contractually current and, in all cases, our mortgage loans are collateralized by residential real estate. As a result, ResCap’s experience has been that any amount of ultimate loss is substantially less than the unpaid principal balance of a nonperforming loan.

Insurance Operations

Results of Operations
The following table summarizes the operating results of our Insurance operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other operating segments.

	Three months ended			Six months ended
	June 30,			June 30,
			2007-2006			2007-2006
($ in millions)	2007	2006	% change	2007	2006	% change

Revenue
Insurance premiums and service revenue earned	$1,042	$1,042	—	$2,074	$2,046	1
Investment income	81	84	(4)	176	189	(7)
Other income	43	31	39	88	63	40
Total insurance premiums and other income	1,166	1,157	1	2,338	2,298	2
Insurance losses and loss adjustment expenses	(563)	(653)	(14)	(1,136)	(1,250)	(9)
Acquisition and underwriting expense	(396)	(363)	9	(782)	(693)	13
Premium tax and other expense	(19)	(24)	(21)	(41)	(52)	(21)
Income before income taxes	188	117	61	379	303	25
Income tax expense	(57)	(37)	54	(105)	(94)	12
Net income	$131	$80	64	$274	$209	31
Total assets	$13,956	$13,475	4
Insurance premiums and service revenue written	$964	$1,030	(6)	$2,034	$2,131	(5)
Combined ratio (a)	90.2%	96.2%		90.6%	93.8%

(a)	Management uses the combined ratio as a primary measure of underwriting profitability, with its components measured using GAAP. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

Net income from Insurance operations totaled $131 million and $274 million for the three months and six months ended June 30, 2007, respectively, as compared to $80 million and $209 million for the same periods in 2006. Net income increased due to favorable underwriting results primarily driven by lower losses and loss adjustment expenses, as exhibited by the decrease in the combined ratio. The increase was partially offset by unfavorable acquisition and underwriting expenses and lower realized capital gains.

Insurance premiums and service revenue written totaled $1.0 billion and $2.0 billion for the three months and six months ended June 30, 2007, respectively, as compared to $1.0 billion and $2.1 billion for the same periods in 2006. Written premium and service revenue declined slightly in our domestic operations due to constrained pricing in the competitive U.S. insurance market and declining GM retail sales for the three months and six months ended June 30, 2007. The decline for these periods was partially offset by favorable growth within the international product lines, which have new business initiatives expanding our product and geographic footprint.

The combination of investment and other income increased 8% and 5% in the three months and six months ended June 30, 2007, respectively, as compared to the same 2006 periods. Other income increased primarily due to higher service fees obtained from our international operations through organic growth.

Investment income was slightly lower due to a decline in realized capital gains offset by higher interest and dividend income.

Insurance losses and loss adjustment expenses decreased 14% and 9% in the three months and six months ended June 30, 2007, respectively, as compared to the same 2006 periods. The decreases are primarily due to lower loss experience in our U.S. vehicle service contract business driven by lower claim counts by policies in force and dealer inventory insurance driven by favorable weather conditions. Conversely, acquisition and underwriting expenses were higher due to dealer costs in our vehicle service contract business.

On June 15, 2007, we completed the purchase of Provident Insurance, an automotive insurer in the United Kingdom. Provident Insurance distributes its products through a broad network of brokers and through an online business, yesinsurance. The acquisition is intended to complement GMAC’s existing UK operations and support European growth initiatives.

Other Operations

Net income for our Other operations was $34 million and $99 million for the three months and six months ended June 30, 2007, respectively, as compared to $22 million and $1 million in the three months and six months ended June 30, 2006, respectively. The increases in net income for both these periods primarily reflect improved profitability of our Commercial Finance Group and certain other corporate activities.

Net income of our Commercial Finance Group increased to $10 million and $29 million in the three months and six months ended June 30, 2007, respectively, as compared to $1 million and $11 million in the three months and six months ended June 30, 2006, respectively. Compared with 2006, net income increased in both these periods because of decreased interest expense and a lower provision for credit losses. The Commercial Finance Group achieved lower interest expense by decreasing its cost of borrowing through a greater use of secured funding. The lower provision for credit losses resulted from generally favorable credit experience. Improved results for the first six months of 2007 also reflect the $12 million favorable net income impact recognized during February 2007 relating to the sale of certain loans.

Funding and Liquidity

Funding Sources and Strategy
Our liquidity and our ongoing profitability are, in large part, dependent upon our timely access to capital and the costs associated with raising funds in different segments of the capital markets. Over the past several years, our funding strategy has focused on the development of diversified funding sources across a global investor base, both public and private and, as appropriate, the extension of debt maturities. This diversification has been achieved in a variety of ways, including whole-loan sales, the public debt capital markets, conduit facilities, and asset-backed securities, as well as through deposit-gathering and other financing activities.

Since June 30, 2007, the mortgage and capital markets have continued to experience stress due to numerous nonprime related market and counterparty events. ResCap’s liquidity has been impacted by the declines in market values of mortgage assets. However, our conservative liquidity position has allowed us to meet all margin calls and other collateral events. We continue to exercise prudent liquidity management oversight and maintain sufficient reserve liquidity including considerable unused committed facilities.

The following table summarizes debt and other sources of funding by source for the periods shown.

	Outstanding
	June 30,	December 31,
($ in millions)	2007	2006

Commercial paper	$2,002	$1,523
Institutional term debt	69,148	70,266
Retail debt programs	27,653	29,308
Secured financings	113,638	123,485
Bank loans, and other	12,772	12,512

Total debt (a)	225,213	237,094
Bank deposits (b)	10,408	10,488
Off-balance sheet securitizations (c)
Retail finance receivables	7,165	7,456
Wholesale loans	16,982	18,624
Mortgage loans	137,726	118,918

Total funding	397,494	392,580
Less: cash reserves (d)	(17,524)	(18,252)

Net funding	$379,970	$374,328

Leverage ratio covenant (e)	8.0:1	10.8:1

Funding Commitments ($ in billions)
Bank liquidity facilities (f)	$37.7	$43.8
Secured funding facilities (g)	$226.4	$188.7

(a)	Excludes fair value adjustment as described in Note 7 to our Condensed Consolidated Financial Statements.
(b)	Includes consumer and commercial bank deposits and dealer wholesale deposits.
(c)	Represents net funding from securitizations of retail and wholesale automotive receivables and mortgage loans accounted for as sales, further described in Note 7 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K.
(d)	Includes $12.2 billion cash and cash equivalents and $5.3 billion invested in certain marketable securities at June 30, 2007, and $15.5 billion and $2.8 billion, respectively at December 31, 2006.
(e)	As described in Note 7 to our Condensed Consolidated Financial Statements, our liquidity facilities and certain other funding facilities contain a leverage ratio covenant of 11.0:1, which excludes from debt, securitization transactions that are accounted for on-balance sheet as secured financings (totaling $81,655 and $81,461 at June 30, 2007, and
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

Short-term Debt
We obtain short-term funding from the sale of floating-rate demand notes under a program referred to as GMAC LLC Demand Notes. These notes can be redeemed at any time at the option of the holder thereof without restriction.

Long-term Unsecured Debt
Our long-term unsecured financings are generated to fund long-term assets, over-collateralization required to support our conduits, the liquidity portfolio and the continued growth of our loan portfolios. We meet these financing needs from a variety of sources, including public corporate debt and credit facilities. The public corporate debt markets are a key source of financing for us. We access these markets by issuing senior unsecured notes but are pursuing other structures that will provide efficient sources of term liquidity. During the three months ended June 30, 2007, our Automotive Finance operations raised approximately $4.5 billion in unsecured debt in different markets and currencies while ResCap raised another $4 billion in several unsecured markets. In addition, we have various liquidity facilities with a number of different lenders in multiple jurisdictions.

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

For the first six months of 2007, approximately 86% of our U.S. Automotive volume was funded through secured funding arrangements or automotive whole-loan sales. The increased use of whole-loan sales is part of the migration to an “originate and sell” model for our U.S. Automotive Finance business. In the second quarter of 2007, we executed approximately $2.5 billion in automotive whole-loan sales.

Customer Deposits
Through our banking activities in our Automotive Finance and ResCap operations, bank deposits (certificates of deposits and brokered deposits) have become an important funding source for us.

Cash Reserves
We maintain a large cash reserve, including certain marketable securities that can be utilized to meet our obligations in the event of a market disruption. Cash and cash equivalents and certain marketable securities totaled $17.5 billion as of June 30, 2007, down from $18.3 billion on December 31, 2006.

Funding Commitments
We actively manage our liquidity and mitigate our liquidity risk by maintaining sufficient short-term and long-term financing, maintaining diversified, secured funding programs and maintaining sufficient reserve liquidity. In June 2007, we renewed five syndicated bank facilities totaling approximately $20 billion. These committed drawable credit facilities are an important source of liquidity and provide additional flexibility in the cash management strategies of GMAC and ResCap. Our funding included $6.0 billion of unsecured revolving credit facilities ($3.0 billion 364-day facility and $3.0 billion 5-year term facility) and a $12.0 billion secured facility for the New Center Asset Trust (NCAT). ResCap also renewed $1.75 billion of unsecured revolving credit facilities, which included an $875 million 364-day facility and an $875 million 3-year term facility. Both companies successfully achieved their target funding commitment levels.

Mortgage Interest Networking Trust (MINT) is an off-balance sheet, secured aggregation vehicle that provides us with financing for mortgage loans during the aggregation period and for warehouse lending receivables. MINT obtains financing through the issuance of asset-backed commercial paper and similar discounted notes, both of which are secured by the mortgage loans and warehouse lending receivables.

MINT I, LLC (MINT I) was created during the second quarter of 2007, increasing outstanding liquidity by $25 billion. MINT I is an on-balance sheet secured aggregation vehicle that provides ResCap with financing for mortgage loans during the aggregation period and for warehouse lending receivables. MINT I obtains financing through the issuance of extendable notes, which are secured by the mortgage loans and warehouse lending receivables. As of June 30, 2007, MINT I had uncommitted liquidity of approximately $25 billion with approximately $106 million of extendable notes outstanding.

During the third quarter of 2007, our intent is to replace the amounts financed with MINT with extendable notes issued by MINT I and to terminate the MINT program as soon as practicable thereafter, causing a reduction of liquidity from prior levels.

Credit Ratings
The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. This is particularly true for certain term debt institutional investors whose investment guidelines require investment-grade term ratings and for short-term institutional investors (money market investors in particular) whose investment guidelines require the two highest rating categories for short-term debt. Substantially all our debt has been rated by nationally recognized statistical rating organizations.

The following table summarizes our current ratings and outlook by the respective nationally recognized rating agencies.

Rating	Commercial	Senior
agency	paper	debt	Outlook

Fitch	B	BB+	Positive
Moody’s	Not-Prime	Ba1	Negative
S&P	B-1	BB+	Negative
DBRS	R-3	BBB (low)	Stable

In addition, ResCap, our indirect wholly owned subsidiary, has investment-grade ratings (separate from GMAC) from the nationally recognized rating agencies. The following table summarizes ResCap’s current ratings and outlook by the respective agency.

Rating	Commercial	Senior
agency	paper	debt	Outlook

Fitch	F2	BBB	Negative
Moody’s	P-3	Baa3	Negative
S&P	A-3	BBB−	Stable
DBRS	R-2 (middle)	BBB (low)	Stable

Off-Balance Sheet Arrangements

We use off-balance sheet entities as an integral part of our operating and funding activities. For further discussion of our use of off-balance sheet entities, refer to the Off-balance Sheet Arrangements section in our 2006 Annual Report on Form 10-K.

The following table summarizes assets carried off-balance sheet in these entities.

	June 30,	December 31,
($ in billions)	2007	2006

Securitization (a)
Retail finance receivables	$7.9	$8.2
Wholesale loans	18.7	19.9
Mortgage loans	139.1	121.7

Total securitization	165.7	149.8
Other off-balance sheet activities
Mortgage warehouse	0.4	0.3
Other mortgage	0.1	0.1

Total off-balance sheet activities	$166.2	$150.2

(a)	Includes only securitizations accounted for as sales under SFAS 140, as further described in Note 7 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K.

Contractual Commitments

During the three months ended June 30, 2007, we entered into multiple agreements with various service providers to provide us with human resource services over the next seven years. The agreements represent fixed payment obligations with termination and renewal provisions. Future payment obligations under these agreements totaled $175 million and are due as follows: $3 million in the remainder of 2007, $26 million in 2008, $28 million in 2009, 2010, and 2011, and $62 million after 2012.

Critical Accounting Estimates

We have identified critical accounting estimates that, as a result of judgments, uncertainties, uniqueness, and complexities of the underlying accounting standards and operations involved, could result in material changes to our financial condition, results of operations, or cash flows under different conditions or using different assumptions.

Our most critical accounting estimates are:

•	Determination of the allowance for credit losses

•	Valuation of automotive lease residuals

•	Valuation of mortgage servicing rights

•	Valuation of interests in securitized assets

•	Determination of reserves for insurance losses and loss adjustment expenses

There have been no significant changes in the methodologies and processes used in developing these estimates from what was described in our 2006 Annual Report on Form 10-K.

Recently Issued Accounting Standards

Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements.

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

The words “anticipate,” “estimate,” “believe,” “expect,” “intend,” “may,” “plan,” “project,” “future” and “should” and any similar expressions are intended to identify forward-looking statements. Forward-looking statements involve a number of risks, uncertainties and other factors, including (but not limited to) the Risk Factors described in Item 1A of our 2006 Annual Report on Form 10-K, as updated in subsequent reports on SEC Forms 10-Q and 8-K. Such factors include, among others, the following:

•	Rating agencies may downgrade their ratings for GMAC or ResCap in the future, which would adversely affect our ability to raise capital in the debt markets at attractive rates and increase the interest that we pay on our outstanding publicly traded notes, which could have a material adverse effect on our results of operations and financial condition;

•	Our business requires substantial capital, and if we are unable to maintain adequate financing sources, our profitability and financial condition will suffer and jeopardize our ability to continue operations;

•	The profitability and financial condition of our operations are dependent upon the operations of GM, and we have substantial credit exposure to GM;

•	Recent developments in the residential mortgage market, especially in the nonprime sector, may adversely affect our revenues, profitability, and financial condition; and

•	The worldwide financial services industry is highly competitive. If we are unable to compete successfully or if there is increased competition in the automotive financing, mortgage, and/or insurance markets or generally in the markets for securitizations or asset sales, our margins could be materially adversely affected.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our automotive financing, mortgage, and insurance activities give rise to market risk, representing the potential loss in the fair value of assets or liabilities caused by movements in market variables, such as interest rates, foreign exchange rates, and equity prices. We are primarily exposed to interest rate risk arising from changes in interest rates related to financing, investing and cash management activities. More specifically, we have entered into contracts to provide financing, to retain mortgage servicing rights, and to retain various assets related to securitization activities, all of which are exposed in varying degrees to changes in value due to movements in interest rates. Interest rate risk arises from the mismatch between assets and the related liabilities used for funding. We enter into various financial instruments, including derivatives, to maintain the desired level of exposure to the risk of interest rate fluctuations. Refer to Note 8 to our Condensed Consolidated Financial Statements for further information.

We are exposed to foreign-currency risk arising from the possibility that fluctuations in foreign exchange rates will affect future earnings or asset and liability values related to our global operations. Our most significant foreign-currency exposures relate to the Euro, the Canadian dollar, the British pound sterling, Brazilian real, Mexican peso, and the Australian dollar.

We are also exposed to equity price risk, primarily in our Insurance operations, which invests in equity securities that are subject to price risk influenced by capital market movements. Our equity securities are considered investments and we do not enter into derivatives to modify the risks associated with our Insurance investment portfolio.

While the diversity of our activities from our complementary lines of business may partially mitigate market risk, we also actively manage this risk. We maintain risk management control systems to monitor interest rate, foreign-currency exchange rate and equity price risks and related hedge positions. Positions are monitored using a variety of analytical techniques including market value, sensitivity analysis and value at risk models.

Since December 31, 2006, there have been no material changes in these market risks. Refer to our Annual Report on Form 10-K for the year ended December 31, 2006, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, filed with the Securities and Exchange Commission, for further discussion on value at risk and sensitivity analysis.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on our evaluation and solely because of the material weaknesses in internal control over financial reporting related to our controls over the adherence to our formal change management control process and the preparation, review and monitoring of the account reconciliation for a specific clearing account described below and related to our controls over our application of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, GMAC’s Chief Executive and Chief Financial Officers each concluded that our disclosure controls and procedures were not effective as of June 30, 2007.

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the period covered by this quarterly report, we identified control deficiencies that aggregate to a material weakness in internal controls over financial reporting at June 30, 2007. These deficiencies relate to the operating effectiveness of our change management process and review of account reconciliations at our ResCap operations. Operational changes were made to the processes relating to the repurchase of certain sold whole-loans that were not serviced by ResCap. These operational changes were implemented without following our formal change management control process, which is designed to ensure appropriate information and communication between functional groups and appropriate controls are in place for new processes and other changes that may impact financial reporting. Additionally, other compensating controls were not effective due to the lack of adequate managerial review over the preparation and review of account reconciliations. This was highlighted by an account reconciliation review relating to a specific clearing account containing servicing released repurchased loans, that was not effective in ensuring that reconciling items originated during the three months ended June 30, 2007, were resolved on a timely basis. These items have been subsequently reconciled and appropriately recorded in the quarter ended June 30, 2007. We are working on a plan to improve compliance with our formal change management process and increase our managerial review over account reconciliations which will include items such as additional training, reviewing responsibility assignments and monitoring controls over aged reconciling items, and specific change management awareness training. We will monitor, evaluate and test the operating effectiveness of these enhanced controls during 2007.

At December 31, 2006, management identified a material weakness related to our controls over our application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (SFAS 133). This weakness has not been fully remediated at June 30, 2007. In order to address and remediate this material weakness in our internal control over financial reporting, we are designing and implementing a number of enhancements to the hedge accounting policy and hedge documentation controls to ensure future applications of hedge accounting for similar transactions satisfy the initial and periodic documentation as well as the hedge effectiveness assessment requirements of SFAS 133.

There were no changes in our internal controls over financial reporting other than those discussed above (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within GMAC have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against us. Please refer to the Legal Proceedings section in our 2006 Annual Report on Form 10-K, as supplemented by our March 31, 2007, Form 10-Q, for additional information regarding pending legal proceedings.

Item 1A.	Risk Factors

Other than with respect to the risk factors provided below, there have been no material changes to the Risk Factors described in our 2006 Annual Report on Form 10-K.

Risks Related to Our Business

Our business requires substantial capital, and if we are unable to maintain adequate financing sources, our profitability and financial condition will suffer and jeopardize our ability to continue operations.

Our liquidity and ongoing profitability are, in large part, dependent upon our timely access to capital and the costs associated with raising funds in different segments of the capital markets. Currently, our primary sources of financing include public and private securitizations and whole loan sales. To a lesser extent, we also use institutional unsecured term debt, commercial paper, and retail debt offerings. Reliance on any one source can change going forward.

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

ResCap’s liquidity may also be adversely affected by margin calls under certain of its secured credit facilities that are dependent in part on the lenders’ valuation of the collateral securing the financing. Each of these credit facilities allows the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market. If a lender determines that the value of the collateral has decreased, it may initiate a margin call requiring ResCap to post additional collateral to cover the decrease. When ResCap is subject to such a margin call, it must provide the lender with additional collateral or repay a portion of the outstanding borrowings with minimal notice. Any such margin call could harm ResCap’s liquidity, results of operation, financial condition, and business prospects. Additionally, in order to obtain cash to satisfy a margin call, ResCap may be required to liquidate assets at a disadvantageous time, which could cause it to incur further losses and adversely affect its results of operations and financial condition.

Recent developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to nonprime assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products. One consequence of this reduction is that ResCap may decide to retain interests in securitized mortgage pools that in other circumstances it would sell to investors, and ResCap will have to secure additional financing for these retained interests. If ResCap is unable to secure sufficient financing for them, or if there is further general deterioration of liquidity for mortgage products, it will adversely impact ResCap’s business. If ResCap is unable to maintain adequate financing or if other sources of capital are not available, it could be forced to suspend, curtail, or reduce certain aspects of its operations, which could harm ResCap’s revenues, profitability, financial condition and business prospects.

Furthermore, we utilize asset and mortgage securitizations and sales as a critical component of our diversified funding strategy. Several factors could affect our ability to complete securitizations and sales, including conditions in the securities markets generally, conditions in the asset-backed or mortgage-backed securities markets, the credit quality and performance of our contracts and loans, our ability to service our contracts and loans, and a decline in the ratings given to securities previously issued in our securitizations. Any of these factors could negatively affect the pricing of our securitizations and sales, resulting in lower proceeds from these activities.

We use estimates and assumptions in determining the fair value of certain of our assets, in determining our allowance for credit losses, in determining lease residual values, and in determining our reserves for insurance losses and loss adjustment expenses. If our estimates or assumptions prove to be incorrect, our cash flow, profitability, financial condition, and business prospects could be materially adversely affected.

We use estimates and various assumptions in determining the fair value of many of our assets, including retained interests and securitizations of loans and contracts, mortgage servicing rights, and other investments, which do not have an established market value or are not publicly traded. We also use estimates and assumptions in determining our allowance for credit losses on our loan and contract portfolios, in determining the residual values of leased vehicles and in determining our reserves for insurance losses and loss adjustment expenses. It is difficult to determine the accuracy of our estimates and assumptions, and our actual experience may differ materially from these estimates and assumptions. As an example, the continued decline of the domestic housing market, especially (but not exclusively) with regard to the nonprime sector, has resulted in increases of the allowance for loan losses at ResCap for 2006 and the first half of 2007. A material difference between our estimates and assumptions and our actual experience may adversely affect our cash flow, profitability, financial condition, and business prospects.

Recent developments in the residential mortgage market may adversely affect our revenues, profitability, and financial condition.

Recently, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions that adversely affected our earnings and financial condition in the fourth quarter of 2006 and the first half of 2007. Delinquencies and losses with respect to ResCap’s nonprime mortgage loans increased significantly and may continue to increase. Housing prices in many states have also declined or stopped appreciating, after extended periods of significant appreciation. In addition, the liquidity provided to the nonprime sector has recently been significantly reduced, which has caused ResCap’s nonprime mortgage production to decline, and such declines may continue. Similar trends are emerging beyond the nonprime sector, especially at the lower end of the prime credit quality scale, and may have a similar effect on ResCap’s related liquidity needs and businesses. These trends have resulted in significant writedowns to ResCap’s mortgage loans held for sale portfolio and additions to allowance for loan losses for its mortgage loans held for investment and warehouse lending receivables portfolios. The lack of liquidity may also have the effect of reducing the margin available to ResCap in its sales and securitizations of nonprime mortgage loans.

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

These events, alone or in combination, may contribute to higher delinquency rates, reduce origination volumes or reduce Warehouse Lending volumes at ResCap. These events could adversely affect our revenues, profitability, and financial condition.

Recent negative developments in the secondary mortgage markets have led credit rating agencies to make requirements for rating mortgage securities more stringent, and market participants are still evaluating the impact.

The credit rating agencies that rate most classes of ResCap’s mortgage securitization transactions establish criteria for both security terms and the underlying mortgage loans. Recent deterioration in the residential mortgage market in the United States, and especially in the nonprime sector, has led the rating agencies to increase their required credit enhancement for certain loan features and security structures. These changes, and any similar changes in the future, may reduce the volume of securitizable loans ResCap is able to produce in a competitive market. Similarly, increased credit enhancement to support ratings on new securities may reduce the profitability of ResCap’s mortgage securitization operations and, accordingly, its overall profitability and financial condition.

We may be required to repurchase contracts and provide indemnification if we breach representations and warranties from our securitization and whole loan transactions, which could harm our profitability and financial condition.

When we sell retail contracts or leases through whole loan sales or securitize retail contracts, leases, or wholesale loans to dealers, we are required to make customary representations and warranties about the contracts, leases, or loans to the purchaser or securitization trust. Our whole loan sale agreements generally require us to repurchase retail contracts or provide indemnification if we breach a representation or warranty given to the purchaser. Likewise, we are required to repurchase retail contracts, leases, or loans and may be required to provide indemnification if we breach a representation or warranty in connection with our securitizations. Similarly, sales by our mortgage subsidiaries of mortgage loans through whole loan sales or securitizations require us to make customary representations and warranties about the mortgage loans to the purchaser or securitization trust. Our whole loan sale agreements generally require us to repurchase or substitute loans if we breach a representation or warranty given to the purchaser. In addition, our mortgage subsidiaries may be required to repurchase mortgage loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its origination. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. The remedies available to a purchaser of mortgage loans may be broader than those available to our mortgage subsidiaries against the original seller of the mortgage loan. If a mortgage loan purchaser enforces its remedies against our mortgage subsidiaries, we may not be able to enforce the remedies we have against the seller of the loan or the borrower.

Like others in its industry, ResCap has experienced a material increase in repurchase requests. Significant repurchase activity could harm ResCap’s profitability and financial condition.

We have concluded that material weaknesses exist in the design and operation of our internal controls as of June 30, 2007, which, if our remediation efforts fail, could result in material misstatements in our financial statements in future periods.

We have concluded that material weaknesses exist in the design and operation of our internal controls as of June 30, 2007. A material weakness is defined by the Public Company Accounting Oversight Board as a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses are described above under “Item 4. Controls and Procedures.”

As described above, we are in the process of designing and implementing enhanced controls to remediate the material weaknesses. If we are unable to design and implement enhanced controls or if they are insufficient to address the identified material weaknesses, or if additional material weaknesses in our internal controls are identified in the future, we may fail to meet our future reporting obligations and our financial statements may contain material misstatements. Any such failure could also adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 6th day of August 2007.

GMAC LLC
(Registrant)

/s/  Sanjiv Khattri
Sanjiv Khattri
Executive Vice President and
Chief Financial Officer

/s/  Linda K. Zukauckas
Linda K. Zukauckas
Vice President and Corporate Controller

INDEX OF EXHIBITS

Exhibit	Description	Method of Filing

3.1	Amendment No. 1 to Amended and Restated Limited Liability Company Operating Agreement of GMAC LLC dated April 16, 2007	Filed herewith.
10.1	Separation Agreement and Release of Claims, dated July 25, 2007, between Residential Funding Company LLC and Bruce Paradis	Filed herewith.
12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

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