Form 10-Q
period 2007-09-30
GMAC LLC
filed 2007-11-07
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007, or

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
Yes ☑             No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a nonaccelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Nonaccelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑

GMAC LLC

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

GMAC LLC

CONDENSED CONSOLIDATED STATEMENT OF INCOME (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
		2006		2006
		(As restated		(As restated
($ in millions)	2007	see Note 1)	2007	see Note 1)

Revenue
Consumer	$2,432	$2,631	$7,398	$7,787
Commercial	750	802	2,227	2,311
Loans held for sale	307	419	1,182	1,270
Operating leases	1,892	2,080	5,187	6,034

Total financing revenue	5,381	5,932	15,994	17,402
Interest expense	3,715	3,899	11,122	11,734

Net financing revenue before provision for credit losses	1,666	2,033	4,872	5,668
Provision for credit losses	964	503	2,075	937

Net financing revenue	702	1,530	2,797	4,731
Servicing fees	548	459	1,664	1,377
Amortization and impairment of servicing rights	—	—	—	(23)
Servicing asset valuation and hedge activities, net	(123)	(331)	(578)	(688)

Net loan servicing income	425	128	1,086	666
Insurance premiums and service revenue earned	1,143	1,045	3,235	3,107
(Loss) gain on sale of mortgage and automotive loans, net	(320)	352	42	1,220
Investment income	13	525	548	1,079
Gain on sale of equity method investments, net	—	—	—	411
Other income	602	965	2,255	2,952

Total net financing revenue and other income	2,565	4,545	9,963	14,166
Expense
Depreciation expense on operating lease assets	1,276	1,400	3,530	4,185
Compensation and benefits expense	628	613	1,910	1,996
Insurance losses and loss adjustment expenses	659	580	1,795	1,830
Other operating expenses	1,211	1,102	3,640	3,439
Impairment of goodwill and other intangible assets	455	840	455	840

Total noninterest expense	4,229	4,535	11,330	12,290
Income (loss) before income tax (benefit) expense	(1,664)	10	(1,367)	1,876
Income tax (benefit) expense	(68)	183	241	766

Net income (loss)	($1,596)	($173)	($1,608)	$1,110

Preferred interests dividends	(53)	—	(157)	—

Net income (loss) available to members	($1,649)	—	($1,765)	—

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GMAC LLC

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

	September 30,	December 31,
($ in millions)	2007	2006

Assets
Cash and cash equivalents	$23,923	$15,459
Investment securities	18,539	16,791
Loans held for sale	23,992	27,718
Finance receivables and loans, net of unearned income
Consumer	106,542	130,542
Commercial	40,558	43,904
Allowance for credit losses	(3,488)	(3,576)

Total finance receivables and loans, net	143,612	170,870
Investment in operating leases, net	31,300	24,184
Notes receivable from General Motors	2,112	1,975
Mortgage servicing rights	5,547	4,930
Premiums and other insurance receivables	2,183	2,016
Other assets	27,570	23,496

Total assets	$278,778	$287,439

Liabilities
Debt
Unsecured	$106,828	$113,500
Secured	114,272	123,485

Total debt	221,100	236,985
Interest payable	2,191	2,592
Unearned insurance premiums and service revenue	5,115	5,002
Reserves for insurance losses and loss adjustment expenses	3,129	2,630
Accrued expenses and other liabilities	29,971	22,659
Deferred income taxes	1,008	1,007

Total liabilities	262,514	270,875
Preferred interests	2,226	2,195
Equity
Members’ interest	7,746	6,711
Retained earnings	5,408	7,173
Accumulated other comprehensive income	884	485

Total equity	14,038	14,369

Total liabilities, preferred interests and equity	$278,778	$287,439

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GMAC LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
Nine Months Ended September 30, 2007 and 2006

	Common			Accumulated
	stock and			other
	paid-in	Members’	Retained	comprehensive	Total	Comprehensive
($ in millions)	capital	interest	earnings	income	equity	income (loss)

Balance at January 1, 2006
(As restated, see Note 1)	$5,760	$—	$15,095	$830	$21,685
Conversion of common stock to member’s interest on July 20, 2006	(5,760)	5,760	—	—	—
Net income	—	—	1,110	—	1,110	$1,110
Cumulative effect of a change in accounting principle, net of tax:
Transfer of unrealized loss for certain available for sale securities to trading securities	—	—	(17)	17	—	—
Recognize mortgage servicing rights at fair value	—	—	4	—	4	4
Dividends paid	—	—	(1,950)	—	(1,950)	—
Other comprehensive income	—	—	—	75	75	75

Balance at September 30, 2006 (As restated, see Note 1)	$—	$5,760	$14,242	$922	$20,924	$1,189

Balance at January 1, 2007	$—	$6,711	$7,173	$485	$14,369
Net loss	—	—	(1,608)	—	(1,608)	($1,608)
Preferred interest dividends	—	—	(157)	—	(157)	—
Capital contributions	—	1,035	—	—	1,035	—
Other comprehensive income	—	—	—	399	399	399

Balance at September 30, 2007	$—	$7,746	$5,408	$884	$14,038	($1,209)

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GMAC LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
Nine Months Ended September 30, 2007 and 2006

($ in millions)	2007	2006

Operating activities
Net cash provided by (used in) operating activities	$5,431	($12,526)

Investing activities
Purchases of available for sale securities	(12,427)	(10,423)
Proceeds from sales of available for sale securities	5,065	3,242
Proceeds from maturities of available for sale securities	6,107	6,508
Net increase in finance receivables and loans	(44,608)	(75,345)
Proceeds from sales of finance receivables and loans	65,700	88,724
Purchases of operating lease assets	(13,305)	(13,538)
Disposals of operating lease assets	3,878	5,266
Net increase in notes receivable from General Motors	(96)	(322)
Purchases of mortgage servicing rights, net	—	(66)
Acquisitions of subsidiaries, net of cash acquired	(289)	(324)
Proceeds from sale of business units, net of cash (a)	—	8,556
Settlement of residual support and risk sharing obligations with GM	—	1,074
Other, net (b)	1,451	4

Net cash provided by investing activities	11,476	13,356

Financing activities
Net change in short-term debt	(8,459)	1,450
Proceeds from issuance of long-term debt	60,870	66,000
Repayments of long-term debt	(65,999)	(76,043)
Other financing activities (c)	5,450	2,931
Dividends paid	(126)	(1,900)

Net cash used in financing activities	(8,264)	(7,562)

Effect of exchange rate changes on cash and cash equivalents	(179)	61

Net increase (decrease) in cash and cash equivalents	8,464	(6,671)
Cash and cash equivalents at beginning of year	15,459	15,796

Cash and cash equivalents at September 30,	$23,923	$9,125

(a)	Includes proceeds from March 23, 2006, sale of GMAC Commercial Mortgage of approximately $1.5 billion and proceeds from repayment of intercompany loans of approximately $7.3 billion of which $250 million was received in preferred equity and net of cash transferred to purchaser of approximately $650 million.
(b)	Includes $1.2 billion and $570 million for the nine months ended September 30, 2007 and 2006, respectively, related to securities lending transactions where cash collateral is received and a corresponding liability is recorded, both of which are presented in investing activities.
(c)	Includes $1 billion capital contribution from General Motors during the nine months ended September 30, 2007, pursuant to the terms of General Motors’ November 30, 2006, sale of a 51% interest in GMAC to FIM Holdings LLC.

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    Basis of Presentation

GMAC LLC (referred to herein as GMAC, we, our, or us) was founded in 1919 as a wholly owned subsidiary of General Motors Corporation (General Motors or GM). On November 30, 2006, GM sold a 51% interest in us for approximately $7.4 billion (the Sale Transactions) to FIM Holdings LLC (FIM Holdings). FIM Holdings is an investment consortium led by Cerberus FIM Investors, LLC, the sole managing member. The consortium also includes Citigroup Inc., Aozora Bank Ltd., and a subsidiary of The PNC Financial Services Group, Inc.

The Condensed Consolidated Financial Statements as of September 30, 2007, and for the three months and nine months ended September 30, 2007 and 2006, are unaudited but, in management’s opinion, include all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the results for the interim periods.

The interim-period consolidated financial statements, including the related notes, are condensed and are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim reporting. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim-period Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the United States Securities and Exchange Commission (SEC) on March 13, 2007.

Restatement of Previously Issued Condensed Consolidated Financial Statements

As discussed in our 2006 Form 10-K and Note 2 to these Condensed Consolidated Financial Statements, we restated our historical Condensed Consolidated Balance Sheet as of September 30, 2006; our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2006; and our Condensed Consolidated Statement of Changes in Equity for the nine months ended September 30, 2006. This restatement relates to the accounting treatment for certain hedging transactions under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (SFAS 133). We also corrected certain other out-of-period errors that were deemed immaterial, individually and in the aggregate, in the periods in which they were originally recorded and identified. These items relate to transactions involving certain transfers of financial assets, valuations of certain financial instruments, amortization of unearned income on certain products, income taxes, and other inconsequential items. Because of this derivative restatement, we corrected these amounts to record them in the proper period.

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

The LTIP is an incentive plan for executives based on the appreciation of GMAC’s value in excess of a preferred return of 10% to certain of our investors during a three-year performance period. The awards vest at the end of the performance period and are paid in cash following a valuation of GMAC performed by FIM Holdings. The awards do not entitle the participant to an equity-ownership interest in GMAC. The plan authorizes 500 units to be granted for the performance period ending December 31, 2009, of which approximately 390 units were granted and outstanding at September 30, 2007. The LTIP awards are accounted for under SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), as they meet the definition of share-based compensation awards. Under SFAS 123(R), the awards require liability treatment and are remeasured quarterly

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

at fair value until they are settled. The compensation cost related to these awards will be ratably charged to expense over the requisite service period, which is the vesting period ending December 31, 2009. The quarterly fair value remeasurement will encompass changes in the market and industry, as well as our latest forecasts for the performance period. Changes in fair value relating to the portion of the awards that have vested will be recognized in earnings in the period in which the changes occur. The fair value of the awards outstanding at September 30, 2007, was approximately $46 million of which $4 million and $10 million were recognized as expense during the three months and nine months ended September 30, 2007, respectively.

The MPI is an incentive plan whereby Class C Membership interests in GMAC held by a management company are granted to senior executives. The total Class C Membership interests are 5,820 of which approximately 4,800 were outstanding at September 30, 2007. Half of the awards vest based on a service requirement, and half vest based on meeting operating performance objectives. The service portion vests ratably over five years beginning January 3, 2008, and on each of the next four anniversaries thereafter. The performance portion vests based on five separate annual targets. If the performance objectives are met, that year’s pro rata share of the awards vest. If the current year objectives are not met, but the annual performance objectives of a subsequent year are met, all unvested shares from previous years will vest. Any unvested awards as of December 31, 2011, shall be forfeited. The MPI awards are accounted for under SFAS 123(R) as they meet the definition of share-based compensation awards. Under SFAS 123(R), the awards require equity treatment and are fair valued as of their grant date using assumptions such as our forecasts, historical trends, and the overall industry and market environment. Compensation expense for the MPI shares is ratably charged to expense over the five-year requisite service period for service-based awards and over each one-year requisite service period for the performance-based awards, both to the extent the awards actually vest. The fair market value of the awards outstanding at September 30, 2007, was approximately $25 million of which $1 million and $3 million were recognized as expense during the three months and nine months ended September 30, 2007, respectively.

Change in Accounting Principle

Financial Accounting Standards Board (FASB) Interpretation No. 48 — On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained solely on its technical merits. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. The cumulative effect of applying FIN 48 was recorded directly to retained earnings and reported as a change in accounting principle. The adoption of this interpretation as of January 1, 2007, did not have a material impact on our consolidated financial position. Gross unrecognized tax benefits totaled approximately $126 million at January 1, 2007, of which approximately $124 million would affect our effective tax rate, if recognized.

We recognize interest and penalties accrued related to uncertain income tax positions in interest expense and other operating expenses, respectively. As of January 1, 2007, we had approximately $116 million accrued for the payment of interest and penalties.

There have been no significant changes to the liability for uncertain income tax positions since the adoption of FIN 48.

Effective November 28, 2006, GMAC, in connection with the Sale Transactions, along with certain U.S. subsidiaries, became disregarded or pass-through entities for U.S. federal income tax purposes. Our banking, insurance, and foreign subsidiaries are generally corporations and continue to be subject to and provide for U.S. federal, state and local, or foreign income taxes. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1999. We anticipate the Internal Revenue Service examination of our U.S. income tax returns for 2001 through 2003, along with examinations by various state and local jurisdictions, will be completed within twelve months. Therefore, it is possible that certain tax positions may be settled, and the unrecognized tax benefits would decrease by approximately $11 million over the next twelve months.

Recently Issued Accounting Standards

SFAS No. 157 — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstance. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an arm’s length transaction between market participants in the markets where we conduct business. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. The level of the reliability of inputs utilized for fair value calculations drives the extent of disclosure requirements of the valuation methodologies used under the standard. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 should be applied prospectively, except for certain financial instruments for which the standard should be applied retrospectively. Management is assessing the potential impact on our consolidated financial condition and results of operations.

SFAS No. 158 — In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), which amends SFAS No. 87, Employers’ Accounting for Pensions; SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits; SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; and SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. The asset or liability is the offset to other accumulated comprehensive income, consisting of previously unrecognized prior service costs and credits, actuarial gains or losses, and accumulated transition obligations and assets. SFAS 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives for companies to make the measurement-date provisions. Our recognition of an asset or liability related to funded status provision is effective for the fiscal year ending December 31, 2007, and the change in measurement is effective for fiscal years ending after December 15, 2008. Adoption of this guidance is not expected to have a material impact on our consolidated financial condition or results of operations.

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

FASB Staff Position (FSP) FIN 39-1 — In April 2007, the FASB issued FSP FIN 39-1, Amendment of FASB Interpretation No. 39. FSP FIN 39-1 defines “right of setoff” and specifies what conditions must be met

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN 39-1 is not expected to have a material impact on our consolidated financial condition or results of operations.

SEC Staff Accounting Bulletin No. 109 — In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (SAB 109). SAB 109 provides the SEC staff’s views on the accounting for written loan commitments recorded at fair value under GAAP and revises and rescinds portions of SAB 105, Application of Accounting Principles to Loan Commitments (SAB 105). SAB 105 provided the views of the SEC staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to SFAS 133. SAB 105 states that in measuring the fair value of a derivative loan commitment, the staff believed it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and expresses the current view of the SEC staff that, consistent with the guidance in SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS 159, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that the SEC staff believed that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. SAB 109 retains that SEC staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings.

The SEC staff expects registrants to apply the views of SAB 109 in measuring the fair value of derivative loan commitments on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Management is assessing the potential impact on our consolidated financial condition and results of operations.

2.    Restatement of Previously Issued Condensed Consolidated Financial Statements

As previously disclosed in our 2006 Annual Report on Form 10-K, subsequent to the issuance of our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2006, management concluded that our hedge accounting documentation and hedge effectiveness assessment methodologies related to particular hedges of callable fixed-rate debt instruments funding our North American Automotive Finance operations did not satisfy the requirements of SFAS 133. One of the requirements of SFAS 133 is that hedge accounting is appropriate only for those hedging relationships for which a company has a sufficiently documented expectation that the relationships will be highly effective in achieving offsetting changes in fair values attributable to the risk being hedged at the inception of the hedging relationship. To determine whether transactions continue to satisfy this requirement, companies must periodically assess the effectiveness of hedging relationships both prospectively and retrospectively.

Management determined that hedge accounting treatment should not have been applied to these hedging relationships. As a result, we should not have recorded any adjustments on the debt instruments included in the hedging relationships related to changes in fair value due to movements in the designated benchmark interest rate. Accordingly, we have restated our historical Condensed Consolidated Balance Sheet at September 30, 2006; our Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2006; and our Condensed Consolidated Statement of Changes in Equity for the nine months ended September 30, 2006, from the amounts previously reported to remove the recorded adjustments on these debt instruments from our reported interest expense during 2006. The elimination of hedge accounting

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

treatment introduced increased funding cost volatility in our restated results. The changes in the fair value of fixed-rate debt previously recorded were affected by changes in the designated benchmark interest rate (LIBOR). Before the restatement, adjustments to record increases in the value of this debt occurred in periods when interest rates declined, and adjustments to record decreases in value were made in periods when interest rates rose. As a result, changes in the benchmark interest rates caused volatility in the debt’s fair value adjustments that were recognized in our historical earnings, which were mitigated by the changes in the value of the interest rate swaps in the hedge relationships. The interest rate swaps, which economically hedged these debt instruments prior to May 1, 2007, were recorded at fair value with changes in fair value recorded in earnings. Refer to Note 8 to the Condensed Consolidated Financial Statements for accounting treatment beginning May 1, 2007. We are also correcting certain other out-of-period errors that were deemed immaterial, individually and in the aggregate, in the periods in which they were originally recorded and identified. These items relate to transactions involving certain transfers of financial assets, valuations of certain financial instruments, amortization of unearned income on certain products, income taxes, and other inconsequential items. Because of this derivative restatement, we are correcting these amounts to record them in the proper period.

The following table sets forth a reconciliation of previously reported to restated net income for the periods shown. The restatement decreased January 1, 2006, retained earnings to $15,095 million from $15,190 million. The decrease of $95 million was composed of a $191 million decrease for the elimination of hedge accounting for certain debt instruments and an increase of $96 million for other items previously deemed to be immaterial.

	Three months ended	Nine months ended
($ in millions)	September 30, 2006	September 30, 2006

Previously reported net income (loss)	($324)	$1,248
Elimination of hedge accounting related to certain debt instruments	336	(47)
Other, net	(72)	(140)

Total pretax	264	(187)
Related income tax effects	(113)	49

Restated net income (loss)	($173)	$1,110

% change	47	(11)

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

	Three months ended		Nine months ended
	September 30, 2006		September 30, 2006
	Previously		Previously
($ in millions)	reported	Restated	reported	Restated

Revenue
Consumer	$2,647	$2,631	$7,760	$7,787
Commercial	802	802	2,311	2,311
Loans held for sale	419	419	1,270	1,270
Operating leases	2,080	2,080	6,034	6,034

Total financing revenue	5,948	5,932	17,375	17,402
Interest expense	4,257	3,899	11,637	11,734

Net financing revenue before provision for credit losses	1,691	2,033	5,738	5,668
Provision for credit losses	486	503	906	937

Net financing revenue	1,205	1,530	4,832	4,731
Servicing fees	459	459	1,377	1,377
Amortization and impairment of servicing rights	—	—	(23)	(23)
Servicing asset valuation and hedge activities, net	(331)	(331)	(688)	(688)

Net loan servicing income	128	128	666	666
Insurance premiums and service revenue earned	1,045	1,045	3,107	3,107
Gain on sale of mortgage and automotive loans, net	352	352	1,220	1,220
Investment income	525	525	1,079	1,079
Gain on sale of equity method investments, net	—	—	411	411
Other income	1,033	965	3,051	2,952

Total net financing revenue and other income	4,288	4,545	14,366	14,166
Expense
Depreciation expense on operating lease assets	1,400	1,400	4,185	4,185
Compensation and benefits expense	613	613	1,996	1,996
Insurance losses and loss adjustment expenses	580	580	1,830	1,830
Other operating expenses	1,109	1,102	3,452	3,439
Impairment of goodwill and other intangible assets	840	840	840	840

Total noninterest expense	4,542	4,535	12,303	12,290
Income (loss) before income tax expense	(254)	10	2,063	1,876
Income tax expense	70	183	815	766

Net income (loss)	($324)	($173)	$1,248	$1,110

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the effects of the restatement on the Condensed Consolidated Balance Sheet.

	September 30, 2006
	Previously
($ in millions)	reported	Restated

Assets
Cash and cash equivalents	$9,125	$9,125
Investment securities	19,262	19,262
Loans held for sale	24,996	24,996
Finance receivables and loans, net of unearned income
Consumer	140,121	140,066
Commercial	45,180	45,180
Allowance for credit losses	(2,986)	(2,986)

Total finance receivables and loans, net	182,315	182,260
Investment in operating leases, net	35,755	35,755
Notes receivable from General Motors	5,698	5,698
Mortgage servicing rights	4,828	4,828
Premiums and other insurance receivables	2,052	2,052
Other assets	25,817	25,755

Total assets	$309,848	$309,731

Liabilities
Debt
Unsecured	$118,081	$118,418
Secured	131,429	131,429

Total debt	249,510	249,847
Interest payable	3,012	3,012
Unearned insurance premiums and service revenue	5,149	5,149
Reserves for insurance losses and loss adjustment expenses	2,611	2,611
Accrued expenses and other liabilities	23,763	23,541
Deferred income taxes	4,647	4,647

Total liabilities	288,692	288,807
Equity
Members’ interest	5,760	5,760
Retained earnings	14,475	14,242
Accumulated other comprehensive income	921	922

Total equity	21,156	20,924

Total liabilities and equity	$309,848	$309,731

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the effects of the restatement on the Condensed Consolidated Statement of Changes in Equity.

	Nine months ended
	September 30, 2006
	Previously
($ in millions)	reported	Restated

Common stock and paid-in capital
Balance at January 1, 2006	$5,760	$5,760
Conversion of common stock to member’s interest on July 20, 2006	(5,760)	(5,760)

Balance at September 30, 2006	$—	$—

Members’ interest
Balance at January 1, 2006	$—	$—
Conversion of common stock to member’s interest on July 20, 2006	5,760	5,760

Balance at September 30, 2006	$5,760	$5,760

Retained earnings
Balance at January 1, 2006	$15,190	$15,095
Net income	1,248	1,110
Cumulative effect of a change in accounting principle, net of income taxes:
Transfer of unrealized loss for certain available for sale securities to trading securities	(17)	(17)
Recognize mortgage service rights at fair value	4	4
Dividends paid	(1,950)	(1,950)

Balance at September 30, 2006	$14,475	$14,242

Accumulated other comprehensive income
Balance at January 1, 2006	$828	$830
Other comprehensive income	76	75
Transfer of unrealized loss for certain available for sale securities to trading securities	17	17

Balance at September 30, 2006	$921	$922

Total equity
Balance at January 1, 2006	$21,778	$21,685
Net income	1,248	1,110
Recognize mortgage servicing rights at fair value	4	4
Dividends paid	(1,950)	(1,950)
Other comprehensive income	76	75

Total equity at September 30, 2006	$21,156	$20,924

Comprehensive income
Net income	$1,248	$1,110
Other comprehensive income	76	75
Recognize mortgage servicing rights at fair value	4	4

Comprehensive income	$1,328	$1,189

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. Other Income

Details of other income were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2007	2006	2007	2006

Real estate-related revenue and other investment income	$34	$172	$363	$521
Interest and service fees on transactions with GM (a)	86	173	245	467
Interest on cash equivalents	103	109	312	406
Other interest revenue	168	158	466	406
Full service leasing fees	84	70	239	205
Late charges and other administrative fees	46	40	132	122
Mortgage processing fees	21	18	84	115
Interest on restricted cash deposits	28	27	114	86
Insurance service fees	37	45	115	103
Factoring commissions	14	16	41	45
Specialty lending fees	9	12	30	42
Fair value adjustment on certain derivatives (b)	18	17	53	(4)
Other	(46)	108	61	438

Total other income	$602	$965	$2,255	$2,952

(a)	Refer to Note 9 to the Condensed Consolidated Financial Statements for a description of related party transactions.
(b)	Refer to Note 8 to the Condensed Consolidated Financial Statements for a description of derivative instruments and hedging activities.

4. Other Operating Expenses

Details of other operating expenses were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2007	2006	2007	2006

Insurance commissions	$237	$238	$702	$692
Technology and communications expense	177	144	478	408
Professional services	104	120	303	336
Advertising and marketing	72	84	225	260
Premises and equipment depreciation	45	64	145	191
Rent and storage	55	59	169	180
Full service leasing vehicle maintenance costs	78	66	215	188
Lease and loan administration	50	58	156	166
Auto remarketing and repossession	76	89	170	212
Operating lease disposal loss (gain)	1	27	(6)	(1)
Other	316	153	1,083	807

Total other operating expenses	$1,211	$1,102	$3,640	$3,439

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.    Finance Receivables and Loans

The composition of finance receivables and loans outstanding was as follows:

	September 30, 2007			December 31, 2006
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Consumer
Retail automotive	$21,256	$24,514	$45,770	$40,568	$20,538	$61,106
Residential mortgages	58,340	2,432	60,772	65,928	3,508	69,436

Total consumer	79,596	26,946	106,542	106,496	24,046	130,542
Commercial
Automotive:
Wholesale	14,804	7,969	22,773	12,723	7,854	20,577
Leasing and lease financing	324	932	1,256	326	901	1,227
Term loans to dealers and other	2,040	822	2,862	1,843	764	2,607
Commercial and industrial	7,393	2,493	9,886	14,068	2,213	16,281
Real estate construction and other	3,280	501	3,781	2,969	243	3,212

Total commercial	27,841	12,717	40,558	31,929	11,975	43,904

Total finance receivables and loans (a)	$107,437	$39,663	$147,100	$138,425	$36,021	$174,446

(a)	Net of unearned income of $4.0 billion and $5.7 billion as of September 30, 2007, and December 31, 2006, respectively.

In addition to the finance receivables and loans outstanding held for investment as summarized in the table above, we had loans held for sale of $24.0 billion and $27.7 billion as of September 30, 2007, and December 31, 2006, respectively. As of September 30, 2007, loans held for sale by our Automotive Finance operations were $9.0 billion, as compared to having no loans held for sale as of December 31, 2006. The increase in loans held for sale by our Automotive Finance operations is attributable to a change in our funding strategy as we move to an “originate and sell” model. As of September 30, 2007, loans held for sale by ResCap were $15.0 billion, as compared to $27.1 billion as of December 31, 2006. As of December 31, 2006, our Commercial Finance operations also had $652 million of loans held for sale.

During the three months ended September 30, 2007, ResCap transferred certain mortgage loan products from loans held for sale to loans held for investment due to market conditions and ResCap’s ability and intent to hold these loans for the foreseeable future. $6.0 billion of loans were transferred at lower of cost or market with a carrying value of $5.4 billion after the recognition of an impairment charge, on an individual asset basis, upon the transfer of these loans.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present an analysis of the activity in the allowance for credit losses on finance receivables and loans.

	Three months ended September 30,
	2007			2006
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Allowance at July 1,	$3,062	$402	$3,464	$2,492	$374	$2,866
Provision for credit losses	878	86	964	406	97	503
Charge-offs
Domestic	(596)	(36)	(632)	(364)	(30)	(394)
Foreign	(71)	(13)	(84)	(47)	(4)	(51)

Total charge-offs	(667)	(49)	(716)	(411)	(34)	(445)

Recoveries
Domestic	43	11	54	44	—	44
Foreign	13	4	17	10	2	12

Total recoveries	56	15	71	54	2	56

Net charge-offs	(611)	(34)	(645)	(357)	(32)	(389)
Reduction of allowance due to deconsolidation (a)	(306)	—	(306)	—	—	—
Impacts of foreign currency translation	8	3	11	3	3	6

Allowance at September 30,	$3,031	$457	$3,488	$2,544	$442	$2,986

	Nine months ended September 30,
	2007			2006
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Allowance at January 1,	$2,969	$607	$3,576	$2,652	$433	$3,085
Provision for credit losses	1,761	314	2,075	833	104	937
Charge-offs
Domestic	(1,438)	(416)	(1,854)	(1,005)	(101)	(1,106)
Foreign	(159)	(73)	(232)	(131)	(8)	(139)

Total charge-offs	(1,597)	(489)	(2,086)	(1,136)	(109)	(1,245)

Recoveries
Domestic	153	15	168	147	8	155
Foreign	41	5	46	34	4	38

Total recoveries	194	20	214	181	12	193

Net charge-offs	(1,403)	(469)	(1,872)	(955)	(97)	(1,052)
Reduction of allowance due to deconsolidation (a)	(306)	—	(306)	—	—	—
Impacts of foreign currency translation	10	5	15	12	2	14
Securitization activity	—	—	—	2	—	2

Allowance at September 30,	$3,031	$457	$3,488	$2,544	$442	$2,986

(a)	During the three months ended September 30, 2007, ResCap completed the sale of residual cash flows related to a number of on-balance sheet securitizations. ResCap completed the approved actions to cause the securitization trusts to satisfy the qualifying special-purpose entity requirement of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The actions resulted in the deconsolidation of various securitization trusts.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.    Mortgage Servicing Rights

The following table summarizes activity related to mortgage servicing rights (MSRs) carried at fair value.

	Nine months ended
	September 30,
($ in millions)	2007	2006

Estimated fair value at January 1,	$4,930	$4,021
Additions obtained from sales of financial assets	1,304	1,269
Additions from purchases of servicing rights	3	12
Subtractions from disposals	(165)	—
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(56)	79
Other changes in fair value	(466)	(553)
Other changes that affect the balance	(3)	—

Estimated fair value at September 30,	$5,547	$4,828

As of September 30, 2007, we pledged MSRs of $2.7 billion as collateral for borrowings, compared to $2.4 billion as of December 31, 2006. For a description of MSRs and the related hedging strategy, refer to Notes 9 and 15 to our 2006 Annual Report on Form 10-K.

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

Key assumptions we use in valuing our MSRs are as follows:

	September 30,
	2007	2006

Range of prepayment speeds	0.4–53.6%	5.2–43.2%
Range of discount rates	7.7–13.0%	8.0–14.0%

The primary risk of our servicing rights is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher-than-expected prepayments, which could reduce the value of the MSRs. We economically hedge the income statement impact of these risks with both derivative and nonderivative financial instruments. These instruments include interest rate swaps, caps and floors, options to purchase these items, futures, and forward contracts or purchasing or selling U.S. Treasury and principal-only securities. The interest income, mark-to-market adjustments, and gain or loss from sale activities associated with these instruments are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates, and prepayment speeds. At September 30, 2007, the fair value of derivative financial instruments and nonderivative financial instruments used to mitigate these risks amounted to $534 million and $839 million, respectively. The change in fair value of the derivative financial instruments amounted to a loss of $58 million and $218 million for the nine months ended September 30, 2007 and 2006, respectively, and is included in servicing asset valuation and hedge activities, net in the Condensed Consolidated Statement of Income.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The components of servicing fees were as follows:

	Nine months ended
	September 30,
($ in millions)	2007	2006

Contractual servicing fees, net of guarantee fees and including subservicing	$1,155	$972
Late fees	110	96
Ancillary fees	86	94

Total	$1,351	$1,162

7.    Debt

In the following table, we classify domestic and foreign debt on the basis of the location of the office recording the transaction.

	September 30, 2007			December 31, 2006
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Short-term debt
Commercial paper	$626	$1,123	$1,749	$742	$781	$1,523
Demand notes	6,335	246	6,581	5,917	157	6,074
Bank loans and overdrafts	640	6,574	7,214	991	5,272	6,263
Repurchase agreements and other (a)	9,956	9,011	18,967	22,506	7,232	29,738

Total short-term debt	17,557	16,954	34,511	30,156	13,442	43,598
Long-term debt
Senior indebtedness:
Due within one year	21,026	15,131	36,157	20,010	15,204	35,214
Due after one year	125,248	25,170	150,418	135,693	22,589	158,282

Total long-term debt	146,274	40,301	186,575	155,703	37,793	193,496
Fair value adjustment (b)	60	(46)	14	(3)	(106)	(109)

Total debt	$163,891	$57,209	$221,100	$185,856	$51,129	$236,985

(a)	Repurchase agreements consist of secured financing arrangements with third parties at our mortgage operations. Other primarily includes nonbank secured borrowings, as well as Notes payable to GM. Refer to Note 9 to our Condensed Consolidated Financial Statements for further details.
(b)	To adjust designated fixed-rate debt for changes in fair value resulting from changes in the designated benchmark interest rate in accordance with SFAS 133.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes assets that are restricted as collateral for the payment of related debt obligations. These restrictions primarily arise from securitization transactions accounted for as secured borrowings and repurchase agreements.

	September 30, 2007		December 31, 2006
		Related		Related
		secured		secured
($ in millions)	Assets	debt (a)	Assets	debt (a)

Mortgage loans held for sale	$13,270	$9,725	$22,834	$20,525
Mortgage assets held for investment and lending receivables	64,775	52,268	80,343	68,333
Retail automotive finance receivables	34,433	27,253	20,944	18,858
Wholesale automotive finance receivables	210	74	376	240
Investment securities	2,633	2,202	3,662	4,523
Investment in operating leases, net	18,717	16,674	6,851	6,456
Real estate investments and other assets	16,197	6,076	8,025	4,550

Total	$150,235	$114,272	$143,035	$123,485

(a)	Included as part of secured debt are repurchase agreements of $6.5 billion and $11.5 billion where we have pledged assets as collateral for approximately the same amount of debt at September 30, 2007, and December 31, 2006, respectively.

Liquidity Facilities

Liquidity facilities represent additional funding sources. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them. The following table summarizes the liquidity facilities that we maintain. The unused capacity on these facilities can be accessed upon the pledge of available eligible assets or future acquisition of assets meeting the eligibility requirements.

	Total capacity		Unused capacity		Outstanding
	Sept 30,	Dec 31,	Sept 30,	Dec 31,	Sept 30,	Dec 31,
($ in billions)	2007	2006	2007	2006	2007	2006

Committed unsecured:
Automotive Finance operations	$8.8	$10.2	$7.8	$9.1	$1.0	$1.1
ResCap	4.0	4.0	1.8	2.0	2.2	2.0
Other	0.2	0.3	0.2	0.3	—	—
Committed secured:
Automotive Finance operations	90.2	91.2	59.0	65.9	31.2	25.3
ResCap	34.2	29.5	16.9	7.9	17.3	21.6
Other	22.9	13.9	10.2	10.1	12.7	3.8

Total committed facilities	160.3	149.1	95.9	95.3	64.4	53.8

Uncommitted unsecured:
Automotive Finance operations	10.3	8.7	1.8	1.4	8.5	7.3
ResCap	0.6	1.5	0.1	0.7	0.5	0.8
Other	0.1	0.1	—	—	0.1	0.1
Uncommitted secured:
ResCap	98.1	73.3	85.8	51.9	12.3	21.4

Total uncommitted facilities	109.1	83.6	87.7	54.0	21.4	29.6

Total	$269.4	$232.7	$183.6	$149.3	$85.8	$83.4

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Effective May 1, 2007, we designated certain interest rate swaps as fair value hedges of callable fixed-rate debt instruments funding our North American Automotive Finance operations. Prior to May 1, 2007, these swaps were economic hedges of this callable fixed-rate debt. Effectiveness of these hedges is assessed using regression of thirty quarterly data points for each relationship, the results of which must meet thresholds for R-squared, slope, F-statistic, and T-statistic. Any ineffectiveness measured in these relationships is recorded in earnings.

The following table summarizes the pretax earnings effect for each type of hedge classification, segregated by the asset or liability being hedged.

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2007	2006	2007	2006	Income statement classification

Fair value hedge ineffectiveness gain (loss):
Debt obligations	$51	$—	($27)	$—	Interest expense
Loans held for sale	—	(1)	(1)	—	(Loss) gain on sale of mortgage and automotive loans, net
Cash flow hedge ineffectiveness gain:
Debt obligations	—	—	—	1	Interest expense
Economic hedge change in fair value:
Off-balance sheet securitization activities:
Financing operations	—	17	30	(4)	Other income
Foreign-currency debt (a)	26	(9)	26	49	Interest expense, Other operating expenses
Loans held for sale or investment	(265)	(174)	(86)	(16)	(Loss) gain on sale of mortgage and automotive loans, net
Mortgage servicing rights	580	436	(58)	(219)	Servicing asset valuation and hedge activities, net
Mortgage-related securities	(51)	30	(119)	—	Investment income
Callable debt obligations	8	389	43	(65)	Interest expense
Other	(3)	(2)	(16)	24	Other income, Interest expense, Other operating expenses

Net gains (losses)	$346	$686	($208)	($230)

(a)	Amount represents the difference between the changes in the fair values of the currency swap, net of the revaluation of the related foreign-denominated debt.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.    Related Party Transactions

Balance Sheet

A summary of the balance sheet effect of transactions with GM, FIM Holdings, and affiliated companies follows:

	September 30,	December 31,
($ in millions)	2007	2006

Assets:
Available for sale investment in asset-backed security (a)	$373	$471
Finance receivables and loans, net of unearned income
Wholesale auto financing (b)	760	938
Term loans to dealers (b)	218	207
Lending receivables (c)	149	—
Investment in operating leases, net (d)	321	290
Notes receivable from GM (e)	2,112	1,975
Other assets
Receivable related to taxes due from GM (f)	—	317
Subvention receivables (rate and residual support)	431	—
Lease pull ahead receivable	69	—
Other	37	50
Liabilities:
Unsecured debt
Notes payable to GM	525	60
Other	3	—
Accrued expenses and other liabilities
Wholesale payable	1,083	499
Subvention receivables (rate and residual support)	—	(309)
Lease pull ahead receivable	—	(62)
Other receivables (payables)	58	(100)
Preferred interests	2,226	2,195
Equity:
Dividends to members (g)	—	9,739
Capital contributions received (h)	1,035	951
Preferred interest accretion to redemption value and dividends	158	295

(a)	In November 2006, GMAC retained an investment in a note secured by operating lease assets transferred to GM. As part of the transfer, GMAC provided a note to a trust, a wholly owned subsidiary of GM. The note is classified in Investment securities on our Condensed Consolidated Balance Sheet.
(b)	Represents wholesale financing and term loans to certain dealerships wholly owned by GM or in which GM has an interest.
(c)	Primarily represents loans with various affiliates of FIM Holdings.
(d)	Includes vehicles, buildings, and other equipment classified as operating lease assets that are leased to GM-affiliated and FIM Holdings-affiliated entities.
(e)	2006 amounts include borrowing arrangements related to our funding of GM company-owned vehicles, rental car vehicles awaiting sale at auction, our funding of the sale of GM vehicles through the use of overseas distributors, and amounts related to the GM trade supplier finance program. During 2007 and 2006 we have also provided wholesale financing to GM for vehicles, parts, and accessories in which GM retains title while consigned to us or dealers in the UK, Italy, and Germany. The financing to GM remains outstanding until the title is transferred to the dealers. The amount of financing provided to GM under this arrangement varies based on inventory levels. Also included in the 2007 balance is the note receivable from GM referenced in (f) below.
(f)	In November 2006, GMAC transferred NOL tax receivables to GM for entities converting to an LLC. For all nonconverting entities, the amount was reclassified to deferred income taxes on the Condensed Consolidated Balance Sheet. At December 31, 2006, this balance represents a 2006 overpayment of taxes from GMAC to GM under our former tax-sharing arrangement and was included in Accrued expenses and other liabilities on our Consolidated Balance Sheet. At September 30, 2007, this balance was included in Notes receivable from GM on the Condensed Consolidated Balance Sheet. The note bears interest at a fixed annual rate of 7% and is due in quarterly installments of interest only starting June 15, 2007, with one final payment of all unpaid amounts on December 15, 2007.
(g)	Amount includes cash dividends of $4.8 billion and noncash dividends of $4.9 billion in 2006. During the fourth quarter of 2006, in connection with the Sale Transactions, GMAC paid $7.8 billion of dividends to GM, which was composed of the following: (i) a cash dividend of $2.7 billion representing a one-time distribution to GM primarily to reflect the increase in GMAC’s equity resulting from the elimination of a portion of our net deferred tax liabilities arising from the conversion of GMAC and certain of our subsidiaries to a limited liability company; (ii) certain assets with respect to automotive leases owned by GMAC and its affiliates having a net book value of approximately $4.0 billion and related deferred tax liabilities of $1.8 billion; (iii) certain Michigan properties with a carrying value of approximately $1.2 billion to GM; (iv) intercompany receivables from GM related to tax attributes of $1.1 billion; (v) net contingent tax assets of $491 million; and (vi) other miscellaneous transactions.
(h)	During the first quarter of 2007, under the terms of the Sale Transactions, GM made a capital contribution of $1 billion to GMAC. The amount in 2006 was composed of the following: (i) approximately $801 million of liabilities related to U.S.- and Canadian-based, GM-sponsored, other postretirement programs and related deferred tax assets of $302 million; (ii) contingent tax liabilities of $384 million assumed by GM; and (iii) deferred tax assets transferred from GM of $68 million.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Income Statement

A summary of the income statement effect of transactions with GM, FIM Holdings, and affiliated companies follows:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2007	2006	2007	2006

Net financing revenue:
GM and affiliates lease residual value support (a)	$276	$245	$729	$609
Wholesale subvention and service fees from GM	62	49	193	137
Interest paid on loans with GM	(6)	(17)	(10)	(45)
Interest on loans with FIM Holdings affiliates	3	—	14	—
Consumer lease payments from GM (b)	8	4	21	65
Insurance premiums earned from GM	63	72	192	229
Other income:
Interest on notes receivable from GM and affiliates	36	97	101	233
Interest on wholesale settlements (c)	47	44	134	137
Revenues from GM leased properties, net	3	28	10	82
Derivatives (d)	(6)	—	1	—
Service fee income:
Rental car repurchases held for resale (e)	—	4	—	15
U.S. Automotive operating leases (f)	8	—	21	—
Expense:
Employee retirement plan costs allocated by GM	—	21	(1)	84
Off-lease vehicle selling expense reimbursement (g)	(12)	(8)	(29)	(22)
Payments to GM for services, rent and marketing expenses (h)	37	23	112	70

(a)	Represents total amount of residual support and risk sharing earned under the residual support and risk sharing programs and earned revenue previously deferred related to the settlement of residual support and risk sharing obligations in 2006 for a portion of the lease portfolio.
(b)	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle, with the customer’s remaining payment obligation waived. For certain programs, GM compensates us for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle.
(c)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made before the expiration of transit, we receive interest from GM.
(d)	Represents income related to derivative transactions that we enter into with GM as counterparty.
(e)	Represents a servicing fee from GM related to the resale of rental car repurchases. At December 31, 2006, this program was terminated.
(f)	Represents servicing income related to automotive leases distributed to GM on November 22, 2006.
(g)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by us on off-lease vehicles sold by GM at auction.
(h)	We reimburse GM for certain services provided to us. This amount includes rental payments for our primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan.

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

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

In connection with the Sale Transactions, GM settled its estimated liabilities with respect to residual support and risk sharing on a portion of our operating lease portfolio and on the entire U.S. balloon retail receivables portfolio in a series of lump-sum payments. A negotiated amount totaling approximately $1.4 billion was agreed to by GM under these leases and balloon contracts and was paid to us. The payments were recorded as a deferred amount in Accrued expenses and other liabilities in our Condensed Consolidated Balance Sheet. As these contracts terminate and the vehicles are sold at auction, the payments are treated as a component of sales proceeds in recognizing the gain or loss on sale of the underlying assets. As of September 30, 2007, the remaining deferred amount is $880 million.

In addition, with regard to U.S. lease originations and all U.S. balloon retail contract originations occurring after April 30, 2006, that remained with us after the consummation of the Sale Transactions. GM agreed to begin payment of the present value of the expected residual support owed to us at the time of contract origination as opposed to after contract termination at the time of sale of the related vehicle. The residual support amount GM actually owes us is finalized as the leases actually terminate. Under the terms of the residual support program, in cases where the estimate was incorrect, GM may be obligated to pay us, or we may be obligated to reimburse GM. For the affected contracts originated during the three months and nine months ended September 30, 2007, GM paid or agreed to pay us a total of $330 million and $937 million in 2007, respectively.

Based on the September 30, 2007, outstanding U.S. operating lease portfolio, the additional maximum amount that could be paid by GM under the residual support programs is approximately $903 million and would only be paid in the unlikely event that the proceeds from the entire portfolio of lease assets were lower than both the contractual residual value and our standard residual rates. Based on the September 30, 2007, outstanding U.S. operating lease portfolio, the maximum amount that could be paid under the risk-sharing arrangements is approximately $978 million and would only be paid in the unlikely event that the proceeds from all outstanding lease vehicles were lower than our standard residual rates.

Retail and lease contracts acquired by us that included rate and residual subvention from GM, payable directly or indirectly to GM dealers as a percent of total new retail and lease contracts acquired, are noted in the table.

	Nine months ended
	September 30,
	2007	2006

GM and affiliates subvented contracts acquired:
North American operations	85%	91%
International operations (a)	42%	54%

(a)	The decrease in 2007 is primarily due to a price repositioning in Mexico, which improved the competitiveness of nonsubvented products and increased Mexico’s retail penetration by 5% in comparison with 2006 levels.

As a result of GM-sponsored rate incentive programs, our North American Automotive Finance operations recognized $338 million and $442 million in consumer financing revenue as yield adjustments on GM subvented retail loans for the three months ended September 30, 2007 and 2006, respectively.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Other

We have entered into various services agreements with GM that are designed to document and maintain the current and historical relationship between us. We are required to pay GM fees in connection with certain of these agreements related to our financing of GM consumers and dealers in certain parts of the world.

GM also provides payment guarantees on certain commercial assets we have outstanding with certain third-party customers. As of September 30, 2007, and December 31, 2006, commercial obligations guaranteed by GM were $110 million and $216 million, respectively. In addition, we have a consignment arrangement with GM for commercial inventories in Europe. As of September 30, 2007, and December 31, 2006, commercial inventories related to this arrangement were $97 million and $151 million, respectively, and are reflected in Other assets in the Condensed Consolidated Balance Sheet.

10.    Goodwill

During the three months ended September 30, 2007, we initiated an evaluation of goodwill of Residential Capital, LLC (ResCap) for potential impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, outside our normal fourth quarter cycle. This interim test was initiated in light of deteriorating conditions in the residential and home building markets, including significant changes in the mortgage secondary market, tightening underwriting guidelines, reducing product offerings, and recent credit downgrades of ResCap’s unsecured debt obligations. These factors had a significant impact on our view of ResCap’s future expected asset levels and growth rate assumptions.

Consistent with prior assessments, the fair value of the ResCap business was determined using an internally developed discounted cash flow methodology. In addition, we took into consideration other relevant indicators of value available in the marketplace such as recent market transactions and trading values of similar companies. Based upon the results of the assessment, we concluded that the carrying value of all ResCap goodwill exceeded its fair value, resulting in an impairment loss of $455 million in September 2007. We recorded a charge of $840 million during the three months ended September 30, 2006, relating to the impairment of goodwill and intangible assets at our Commercial Finance operations.

As of September 30, 2007, the carrying value of our remaining goodwill is approximately $1.5 billion related primarily to our International Automotive Finance and Insurance operations.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.    Segment Information

Financial results for our reporting segments are summarized below.

	Automotive Finance
	operations (a)
	North
Three months ended September 30,	American	International		Insurance
($ in millions)	operations (a)	operations (b)	ResCap	operations	Other (c)	Consolidated

2007
Net financing revenue before provision for credit losses	$1,213	$453	($61)	$—	$61	$1,666
Provision for credit losses	(52)	(33)	(881)	—	2	(964)
Other revenue	824	145	(381)	1,283	(8)	1,863

Total net financing revenue (loss) and other income	1,985	565	(1,323)	1,283	55	2,565
Impairment of goodwill and other intangible assets	—	—	455	—	—	455
Noninterest expense	1,575	436	617	1,125	21	3,774

Income (loss) before income tax expense (benefit)	410	129	(2,395)	158	34	(1,664)
Income tax expense (benefit)	7	13	(134)	41	5	(68)

Net income (loss)	$403	$116	($2,261)	$117	$29	($1,596)

Total assets	$140,784	$26,448	$108,510	$14,511	($11,475)	$278,778

2006
Net financing revenue before provision for credit losses	$1,352	$406	$174	$—	$101	$2,033
Provision for credit losses	(124)	(31)	(239)	—	(109)	(503)
Other revenue	776	150	858	1,258	(27)	3,015

Total net financing revenue and other income	2,004	525	793	1,258	(35)	4,545
Impairment of goodwill and other intangible assets	—	—	—	—	840	840
Noninterest expense	1,631	395	644	977	48	3,695

Income (loss) before income tax expense (benefit)	373	130	149	281	(923)	10
Income tax expense (benefit)	136	47	66	98	(164)	183

Net income (loss)	$237	$83	$83	$183	($759)	($173)

Total assets	$150,340	$24,408	$132,490	$13,919	($11,426)	$309,731

(a)	North American operations consists of automotive financing in the United States, Canada, Puerto Rico (after March 31, 2006), and certain other corporate activities. International operations consists of automotive financing and full service leasing in all other countries.
(b)	Amounts include intrasegment eliminations between the North American operations and International operations.
(c)	Represents our Commercial Finance business, equity interest in Capmark, certain corporate activities related to mortgage activities, and reclassifications and eliminations between the reporting segments.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Automotive Finance
	operations (a)
	North
Nine months ended September 30,	American	International		Insurance
($ in millions)	operations (a)	operations (b)	ResCap	operations	Other (c)	Consolidated

2007
Net financing revenue before provision for credit losses	$3,178	$1,352	$168	$—	$174	$4,872
Provision for credit losses	(217)	(106)	(1,749)	—	(3)	(2,075)
Other revenue	2,349	396	735	3,621	65	7,166

Total net financing revenue (loss) and other income	5,310	1,642	(846)	3,621	236	9,963
Impairment of goodwill and other intangible assets	—	—	455	—	—	455
Noninterest expense	4,266	1,278	2,149	3,084	98	10,875

Income (loss) before income tax expense (benefit)	1,044	364	(3,450)	537	138	(1,367)
Income tax expense (benefit)	34	75	(25)	146	11	241

Net income (loss)	$1,010	$289	($3,425)	$391	$127	($1,608)

2006
Net financing revenue before provision for credit losses	$3,356	$1,209	$702	$—	$401	$5,668
Provision for credit losses	(267)	(46)	(484)	—	(140)	(937)
Other revenue	2,338	448	3,090	3,556	3	9,435

Total net financing revenue and other income	5,427	1,611	3,308	3,556	264	14,166
Impairment of goodwill and other intangible assets	—	—	—	—	840	840
Noninterest expense	4,946	1,193	1,941	2,972	398	11,450

Income (loss) before income tax expense (benefit)	481	418	1,367	584	(974)	1,876
Income tax expense (benefit)	126	129	534	192	(215)	766

Net income	$355	$289	$833	$392	($759)	$1,110

(a)	North American operations consists of automotive financing in the United States, Canada, Puerto Rico (after March 31, 2006), and certain other corporate activities. International operations consists of automotive financing and full service leasing in all other countries and Puerto Rico through March 31, 2006.
(b)	Amounts include intrasegment eliminations between the North American operations and International operations.
(c)	Represents our Commercial Finance business, equity interest in Capmark, certain corporate activities related to mortgage activities, and reclassifications and eliminations between the reporting segments.

12.    Subsequent Events

ResCap Restructuring Plan

On October 17, 2007, ResCap announced a restructuring plan that will reduce its workforce, streamline its operations, and revise its cost structure to enhance its flexibility, allowing it to scale operations up or down more rapidly to meet changing market conditions. The restructuring plan announced will include reducing the current worldwide workforce by approximately 25%, or by approximately 3,000 associates, with the majority of these reductions occurring in the fourth quarter of 2007. We estimate the range of severance and related

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

costs associated with the workforce reduction will be approximately $90 million to $110 million. Employee-related costs will be approximately $55 million to $65 million and the closure of facilities approximately $35 million to $45 million. The majority of these charges will be incurred in the fourth quarter of 2007. Consolidated charges are expected to result in future cash expenditures of approximately $85 to $95 million.

Conversion of Preferred Membership Interests

Effective November 1, 2007, FIM Holdings and GM Finance Co. Holdings LLC (GM Finance) executed an amendment to the GMAC Amended and Restated Limited Liability Company Operating Agreement (the Amendment) that resulted in certain modifications to GMAC’s capital structure.

Prior to the Amendment, GMAC had authorized and outstanding 51,000 Class A Membership Interests (Class A Interests), all held by FIM Holdings, and 49,000 Class B Membership Interests (Class B Interests), all held by GM Finance. The Class A Interests and Class B Interests are collectively referred to as our “Common Equity Interests”, and each has equal rights and preferences in GMAC assets. GMAC further had authorized and outstanding 2,110,000 Preferred Membership Interests, 555,000 of which were held by FIM Holdings (the FIM Preferred Interests), and 1,555,000 of which were held by GM Preferred Finance Co. Holdings Inc. (the GM Preferred Interests). The Amendment resulted in the conversion of 100% of the FIM Preferred Interests into 4,072 additional Class A Membership Interests and the conversion of 533,236 of the GM Preferred Interests into 3,912 additional Class B Membership Interests (collectively, the Conversions). Following the Conversions, FIM Holdings continues to hold 51% of GMAC’s Common Equity Interests, and GM Finance and GM Preferred Finance Co. Holdings Inc. collectively hold 49% of GMAC’s Common Equity Interests. The converted Preferred Interests have been cancelled and are no longer available for issuance. All other terms and conditions related to the Common Equity Interests and the remaining GM Preferred Interests remain unchanged. The Amendment is included as Exhibit 3.2 to this Form 10-Q.

Recent Market Events

The global dislocation in the mortgage and credit markets has persisted into the fourth quarter of 2007, with the reduction of liquidity remaining most acute across the credit spectrum of mortgage products. This has resulted in a continued reduction in the value of mortgage- and real estate-related assets, to date. Accordingly, to date, our fourth quarter 2007 results of operations continue to be negatively impacted, especially at ResCap. Additionally, on November 1, 2007, the credit ratings of GMAC and ResCap were further downgraded by various credit rating agencies, which will increase our cost of funding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

GMAC is a leading, independent, globally diversified, financial services firm with approximately $279 billion of assets at September 30, 2007, and operations in approximately 40 countries. Founded in 1919 as a wholly owned subsidiary of General Motors Corporation (General Motors or GM), GMAC was originally established to provide GM dealers with the automotive financing necessary to acquire and maintain vehicle inventories and to provide retail customers the means by which to finance vehicle purchases through GM dealers. On November 30, 2006, GM sold a 51% interest in us for approximately $7.4 billion (the Sale Transactions) to FIM Holdings LLC (FIM Holdings), an investment consortium led by Cerberus FIM Investors, LLC, the sole managing member. The consortium also includes Citigroup Inc., Aozora Bank Ltd., and a subsidiary of The PNC Financial Services Group, Inc.

Our products and services have expanded beyond automotive financing as we currently operate in the following lines of business — Automotive Finance, Mortgage (Residential Capital, LLC or ResCap), and Insurance. The following table summarizes the operating results of each line of business for the three months and nine months ended September 30, 2007 and 2006. Operating results for each of the lines of business are more fully described in the Management’s Discussion and Analysis (MD&A) sections that follow.

	Three months ended			Nine months ended
	September 30,			September 30,
			2007-2006			2007-2006
($ in millions)	2007	2006	% Change	2007	2006	% Change

Net financing revenue (loss) and other income
Automotive Finance	$2,550	$2,529	1	$6,952	$7,038	(1)
ResCap	(1,323)	793	(267)	(846)	3,308	(126)
Insurance	1,283	1,258	2	3,621	3,556	2
Other	55	(35)	257	236	264	(11)

Net income (loss)
Automotive Finance	$519	$320	62	$1,299	$644	102
ResCap	(2,261)	83	n/m	(3,425)	833	n/m
Insurance	117	183	(36)	391	392	—
Other	29	(759)	104	127	(759)	117

n/m =	not meaningful

•	Our Automotive Finance operations offer a wide range of financial services and products (directly and indirectly) to retail automotive consumers, automotive dealerships, and other commercial businesses. Our Automotive Finance operations consist of two separate reporting segments — North American Automotive Finance operations and International Automotive Finance operations. The products and services offered by our Automotive Finance operations include the purchase of retail installment sales contracts and leases, offering of term loans, dealer floor plan financing and other lines of credit to dealers, fleet leasing, and vehicle remarketing services. While most of our operations focus on prime automotive financing to and through GM or GM-affiliated dealers, our Nuvell operation, which is part of our North American Automotive Finance operations, focuses on nonprime automotive financing to GM-affiliated and non-GM dealers. Our Nuvell operation also provides private-label automotive financing. Our Automotive Financing operations utilize asset securitization and whole-loan sales as a critical component of our diversified funding strategy.

•	Our ResCap operations engage in the origination, purchase, servicing, sale, and securitization of consumer (i.e., residential) and mortgage loans and mortgage-related products (e.g., real estate services). Typically, mortgage loans are originated and sold to investors in the secondary market, including securitization transactions in which the assets are legally sold but are accounted for as secured financings. Certain agreements are in place between ResCap and us that restrict ResCap’s ability to declare dividends or prepay subordinated indebtedness owed to us as well as inhibit our ability to return funds for dividend and debt payments. For additional information, please refer to ResCap’s Annual Report on Form 10-K for the period ended December 31, 2006, filed separately with the SEC, which is not deemed incorporated into any of our filings under the Securities Act or the Exchange Act.

•	Our Insurance operations offer vehicle service contracts and underwrite personal automobile insurance coverage (ranging from preferred to nonstandard risks), homeowners’ insurance coverage, and selected commercial insurance and reinsurance coverage. We are a leading provider of vehicle service contracts with mechanical breakdown and maintenance coverages. Our vehicle service contracts offer vehicle owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle warranty. We underwrite and market nonstandard, standard, and preferred-risk physical damage and liability insurance coverages for passenger automobiles, motorcycles, recreational vehicles, and commercial automobiles through independent agency, direct response, and internet channels. Additionally, we market private-label insurance through a long-term agency relationship with Homesite Insurance, a national provider of home insurance products. We provide commercial insurance, primarily covering dealers’ wholesale vehicle inventory, and reinsurance products. Internationally, ABA Seguros provides certain commercial business insurance exclusively in Mexico.

•	Other operations consist of our Commercial Finance Group, an equity investment in Capmark (our former commercial mortgage operations), certain corporate activities related to mortgage activities, and reclassifications and eliminations between the reporting segments.

Restatement of Condensed Consolidated Financial Statements
This MD&A considers the effects of the restatement described in Notes 1 and 2 to our Condensed Consolidated Financial Statements.

Consolidated Results of Operations
The following table summarizes our consolidated operating results for the periods shown.

	Three months ended			Nine months ended
	September 30,			September 30,
			2007-2006			2007-2006
($ in millions)	2007	2006	% change	2007	2006	% change

Revenue
Total financing revenue	$5,381	$5,932	(9)	$15,994	$17,402	(8)
Interest expense	(3,715)	(3,899)	(5)	(11,122)	(11,734)	(5)
Provision for credit losses	(964)	(503)	92	(2,075)	(937)	121

Net financing revenue	702	1,530	(54)	2,797	4,731	(41)
Net loan servicing income	425	128	232	1,086	666	63
Insurance premiums and service revenue earned	1,143	1,045	9	3,235	3,107	4
(Loss) gain on sale of mortgage and automotive loans, net	(320)	352	(191)	42	1,220	(97)
Investment income	13	525	(98)	548	1,079	(49)
Gain on sale of equity method investments, net	—	—	—	—	411	(100)
Other income	602	965	(38)	2,255	2,952	(24)

Total net financing revenue and other income	2,565	4,545	(44)	9,963	14,166	(30)
Depreciation expense on operating lease assets	(1,276)	(1,400)	(9)	(3,530)	(4,185)	(16)
Insurance losses and loss adjustment expenses	(659)	(580)	14	(1,795)	(1,830)	(2)
Impairment of goodwill and other intangible assets	(455)	(840)	(46)	(455)	(840)	(46)
Other expense	(1,839)	(1,715)	7	(5,550)	(5,435)	2

Income (loss) before income tax benefit (expense)	(1,664)	10	n/m	(1,367)	1,876	(173)
Income tax benefit (expense)	68	(183)	(137)	(241)	(766)	(69)

Net income (loss)	($1,596)	($173)	n/m	($1,608)	$1,110	(245)

n/m = not meaningful

We reported a net loss of $1.6 billion for the three months ended September 30, 2007, compared to a net loss of $173 million for the same period in 2006, and a net loss of $1.6 billion for the nine months ended September 30, 2007, compared to net income of $1.1 billion for the same period in 2006. These results reflect the continued adverse effects of the global dislocation in the mortgage and credit markets on ResCap, which more than offset the continued strong performance in our automotive finance and insurance businesses. ResCap results continue to be adversely affected by domestic economic conditions, including increases in delinquencies and significant deterioration in the securitization and residential housing markets. In addition, during the three months ended September 30, 2007, ResCap was also affected by a downturn in certain foreign mortgage credit markets. This dislocation of the mortgage and credit markets has contributed to a lack of liquidity, depressed asset valuations, additional loss provisions related to credit deterioration, and lower production levels.

Total financing revenue decreased by 9% and 8% in the three months and nine months ended September 30, 2007, compared to the same periods in 2006, primarily due to decreases experienced by ResCap as a result of declines in nonprime asset balances and an increase in nonaccrual loans due to unfavorable market conditions. In addition, our North American Automotive Finance operations experienced decreases in consumer finance revenue due to a lower asset base, as a result of increased securitization and whole-loan sale activity. Operating lease income declined 9% in the three months ended September 30, 2007, and 14% in the first nine months of 2007, as compared to 2006, due to a reduction in our operating lease portfolio that was primarily driven by the transfer of operating lease assets to GM during November 2006, as part of the Sale Transactions. Similarly, depreciation expense on operating lease assets decreased 9% in the three months ended September 30, 2007, and 16% in the first nine months of 2007, compared to the same periods in 2006, as a result of this reduction.

Interest expense decreased 5% in the three months and nine months ended September 30, 2007, compared to the same periods in 2006. For both periods, this reduction was primarily due to lower levels of outstanding debt and a reduction in the level of the unfavorable impact of mark-to-market adjustments on certain cancelable swaps, which economically hedge callable debt. The decrease during the three months ended September 30, 2007, in comparison with the same period in 2006, was also due to the absence of a 2006 debt tender offer in our North American Automotive Finance operations, which resulted in a $220 million pretax charge in 2006.

The provision for credit losses increased 92% and 121% in the three months and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The increases were driven by the continued deterioration in the domestic housing market that resulted in more instances of loss, higher loss severity, and higher delinquencies at ResCap. The increase for the three months ended September 30, 2007, in comparison with 2006, was slightly offset by a decrease in the provision for loan losses for our North American Automotive Finance operations due to lower on-balance sheet receivables. Lower balance sheet receivable levels within our North American Automotive Finance operations are due to lower production levels, compared to 2006 levels, and the sale or securitization of $11.3 billion of consumer finance receivables during the three months ended September 30, 2007.

Net loan servicing income increased 232% and 63% in the three months and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. These increases were attributable to higher average primary and master servicing portfolios at ResCap as well as increased asset securitization activity and whole-loan sales by our automotive finance business in comparison with 2006 levels.

Insurance premiums and service revenue increased 9% and 4% in the three months and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. Written premium and service revenue increased for both periods, primarily due to growth internationally, both organically and through the second quarter acquisition of Provident Insurance, and growth in the U.S. reinsurance business. The increases were partially offset by challenging conditions in the domestic personal insurance and extended service contract business.

The net loss on sale of mortgage and automotive loans was $320 million for the three months ended September 30, 2007, as compared to a net gain of $352 million for the same period in 2006, and a net gain of $42 million for the nine months ended September 30, 2007, compared to a net gain of $1.2 billion for the same period in 2006. The decreases are primarily attributable to lower investor demand and lack of domestic and foreign market liquidity adversely affecting ResCap. As a result, the pricing for various loan product types continued to deteriorate in the first nine months of 2007, as investor uncertainty remained high concerning the performance of these loans. These trends were partially offset by higher gains realized by our North American Automotive Finance operations on the sale of retail installment contracts for both periods.

Investment income was $13 million for the three months ended September 30, 2007, as compared to $525 million for the same period in 2006, and $548 million for the nine months ended September 30, 2007, compared to $1.1 billion for the same period in 2006. The decreases are primarily due to the decline in the fair value of retained interests held by ResCap resulting from increasing loss, discount rate, and prepayment speed assumptions associated with the stress in the domestic and foreign mortgage markets.

The decrease in gain on sale of equity method investments, net, relates entirely to a gain on sale of ResCap’s equity investment in a regional homebuilder in the three months ended June 30, 2006. We have realized no similar gains in 2007.

Other income decreased 38% and 24% in the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The declines are due to decreases in interest and service fees from lending activity with GM, losses recorded by ResCap on land contracts and model homes, and lower income from investments accounted for using the equity method.

Insurance losses and loss adjustment expenses increased 14% in the three months ended September 30, 2007, respectively, as compared to the same period in 2006. The increase is primarily due to increases in our international operations, including Provident Insurance, and weather-related losses. These increases were partially offset by lower loss experience in our U.S. extended service contract and personal insurance businesses driven by lower volumes. Insurance losses and loss adjustment expenses have been relatively flat for the nine months ended September 30, 2007, as compared to the same period in 2006.

The impairment of goodwill charge of $455 million during the three months ended September 30, 2007, was the result of an interim impairment test performed at our ResCap business. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for more details. We recorded a charge of $840 million during the three months ended September 30, 2006, relating to the impairment of goodwill and intangible assets at our Commercial Finance operations.

Our consolidated tax expense decreased 137% and 69% for the three months and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, primarily due to the mix of earnings in pass-through entities and non-pass-through entities. Results for the first nine months of 2007 reflect a change in tax status for certain of our subsidiaries due to the conversion of a number of our unregulated U.S. subsidiaries to pass-through LLCs in conjunction with the Sale Transactions. These domestic subsidiaries are generally not taxed at the entity level and, therefore, our effective tax rate on a consolidated basis is significantly lower for the nine months ended September 30, 2007, in comparison with the same periods in 2006. The primary reason is that the majority of the net loss experienced at ResCap in the first nine months of 2007 is attributable to its U.S. LLCs and goodwill impairment charge. No tax benefits for these losses are recorded. Excluding ResCap, the consolidated effective tax rate is approximately 13%, which represents the provision for taxes at our non-LLC subsidiaries combined with taxable income that is not subject to tax at our LLC subsidiaries. The effective tax rates applicable to our non-LLC subsidiaries remain comparable with 2006.

Automotive Finance Operations

Results of Operations
The following table summarizes the operating results of our Automotive Finance operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reporting segments.

	Three months ended			Nine months ended
	September 30,			September 30,
			2007-2006			2007-2006
($ in millions)	2007	2006	% change	2007	2006	% change

Revenue
Consumer	$1,378	$1,461	(6)	$4,164	$4,258	(2)
Commercial	456	399	14	1,280	1,187	8
Operating leases	1,893	2,079	(9)	5,190	6,028	(14)

Total financing revenue	3,727	3,939	(5)	10,634	11,473	(7)
Interest expense	(2,061)	(2,181)	(6)	(6,104)	(6,908)	(12)
Provision for credit losses	(85)	(155)	(45)	(323)	(313)	3

Net financing revenue	1,581	1,603	(1)	4,207	4,252	(1)
Servicing fees	97	58	67	313	176	78
Net gain on the sale of loans	250	115	117	673	298	126
Investment income	162	152	7	363	387	(6)
Other income	460	601	(23)	1,396	1,925	(27)

Total net automotive financing revenue and other income	2,550	2,529	1	6,952	7,038	(1)
Depreciation expense on operating leases	(1,276)	(1,394)	(8)	(3,529)	(4,176)	(15)
Noninterest expense	(735)	(632)	16	(2,015)	(1,963)	3
Income tax (expense) benefit	(20)	(183)	(89)	(109)	(255)	(57)

Net income	$519	$320	62	$1,299	$644	102

Total assets	$167,232	$174,748	(4)

Net income increased to $519 million and $1.3 billion for the three months and nine months ended September 30, 2007, respectively, as compared to $320 million and $644 million, respectively, for the same periods in 2006. North American operations benefited from higher gains on sales and servicing fee income due to continued off-balance sheet securitization and whole-loan sale activity, which also favorably impacted the provision for credit losses. During the three months ended September 30, 2007, $11.3 billion of consumer finance receivables were sold or securitized resulting in $131 million in gains. In addition, primarily due to our election to be treated as a disregarded or pass-through entity as a result of our conversion to an LLC in November 2006, a federal tax provision is no longer required for the majority of the U.S. Automotive Finance operations.

Total financing revenue decreased 5% and 7% for the three months and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The decrease in consumer revenue resulted from a reduction in consumer asset levels in our North American operations since September 30, 2006, as a result of increased securitization and whole-loan sale activity. Operating lease revenue (along with the related depreciation expense) decreased for the three months and nine months ended September 30, 2007, compared to the same periods in 2006, consistent with a decrease in the size of the operating lease portfolio (approximately 12% since September 2006), which was primarily a result of the dividend of certain operating lease assets to GM pursuant to the terms and conditions of the Sale Transactions. These decreases in financing revenue during the three months and nine months ended September 30, 2007 were partially offset by improved results in our International operations and an increase in commercial revenue. Improvements in our

International operations were driven by growth in the loan and lease portfolio and favorable foreign currency adjustments. The increase in commercial revenue was primarily due to the impact of refinancing certain off-balance sheet wholesale securitization transactions with on-balance sheet financing.

Interest expense decreased 6% and 12% for the three months and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. For both periods this reduction was primarily due to lower levels of unsecured debt as a result of lower asset balances and the absence of a debt tender offer (the tender offer in 2006 resulted in a $220 million pretax charge). In addition, the decrease during the three months ended September 30, 2007, was partially offset by the less favorable impact in 2007 of mark-to-market adjustments on certain cancelable swaps, which compares unfavorably to 2006 when hedge accounting was not applied.

Our provision for credit losses decreased 45% during the three months ended September 30, 2007, compared to the same period during 2006, while increasing 3% for the nine months ended September 30, 2007, compared to the same period during 2006. The decrease during the three months ended September 30, 2007, was driven by lower on-balance sheet consumer finance receivables in our North American operations, partially offset by an increased provision for assets remaining on-balance sheet as a result of underlying credit trends, the sale of assets with higher quality, and a slight increase in the provision for credit losses of our International operations. The provision expense for the nine months ended September 30, 2007, was relatively consistent with the same period in 2006. The provision for our North American operations declined as a result of lower on-balance sheet consumer receivable levels. The decline was more than offset by increased provision expense for our International operations.

Net gain on the sale of loans increased 117% and 126% for the three months and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The increase was primarily a result of an increase in whole-loan and off-balance sheet securitization activity of consumer finance receivables in our North American operations. For the nine months ended September 30, 2007, our North American operations executed approximately $21.0 billion in whole-loan and off-balance sheet securitization transactions, compared to $16.7 billion during the same period in 2006. Additionally, the interest rate environment resulted in more favorable gains in 2007 than recognized in 2006. Refer to the Funding and Liquidity section of this MD&A for further discussion. As a result of the growth in the off-balance sheet portion of the serviced portfolio, servicing fees increased 67% and 78% during the three months and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006.

Investment income increased 7% during the three months ended September 30, 2007, compared to the same period during 2006, while decreasing 6% for the nine months ended September 30, 2007, compared to the same period during 2006. The increase during the three months ended September 30, 2007, was largely driven by an increase in retained interests within the investment securities balance, as a result of increased securitization activity.

Other income decreased 23% and 27% for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, due to lower revenue on GM loans and intercompany loans due to lower lending levels for both periods, which resulted in lower interest income as a result of a decrease in the average balance of cash and cash equivalents. In addition, noninterest expenses increased 16% and 3% for the three months and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The increase during both periods was primarily attributed to an increase in charges from GM and other affiliates as specified in the agreement executed when GM sold their controlling interest in GMAC. The increase was also attributed to a favorable one-time foreign currency adjustment recorded in 2006 by our North American operations, which reduced noninterest expense and was absent in the 2007 results.

Total income tax expense decreased by $163 million and $146 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, primarily due to our conversion to an LLC and election to be treated as a pass-through entity in November 2006. As a result of the elections, a federal tax provision is no longer required for the majority of the U.S. Automotive Finance operations.

Our North American Automotive Finance operations is moving to an “originate and sell” model, which is intended to reduce our retained risk position and provide us with added liquidity. The gains on the sale of loans realized during the three months ended September 30, 2007, were largely attributable to this change in strategy and shifted the earnings from financing revenues that would have been generated in the future to current gains on sales.

Automotive Financing Volume
The following table summarizes our new and used vehicle consumer and wholesale financing volume and our share of GM consumer and wholesale volume.

	Three months ended				Nine months ended
	September 30,				September 30,
	GMAC		Share of		GMAC		Share of
	volume		GM sales		volume		GM sales
(units in thousands)	2007	2006	2007	2006	2007	2006	2007	2006

Consumer automotive financing
GM new vehicles
North America
Retail contracts	228	418	27%	45%	642	825	26%	32%
Leases	152	162	18%	17%	451	495	19%	19%

Total North America	380	580	45%	62%	1,093	1,320	45%	51%
International (retail contracts and leases)	142	127	24%	24%	422	390	24%	24%

Total GM new units financed	522	707	36%	48%	1,515	1,710	36%	41%

Non-GM new units financed	31	18			81	52
Used units financed	138	92			392	286

Total consumer automotive financing volume	691	817			1,988	2,048

Wholesale financing of new vehicles
GM vehicles
North America	756	785	78%	76%	2,382	2,626	76%	76%
International	710	606	87%	84%	2,138	1,954	88%	87%

Total GM units financed	1,466	1,391	82%	79%	4,520	4,580	81%	80%

Non-GM units financed	45	34			135	107

Total wholesale volume	1,511	1,425			4,655	4,687

Our consumer automotive financing volume and penetration levels are significantly influenced by the nature, timing, and extent of GM’s use of rate, residual, and other financing incentives for marketing purposes on consumer retail automotive contracts and leases. Our North American penetration levels during the three and nine months ended September 30, 2007, were lower than what was experienced in 2006, mainly due to certain consumer retail financing incentives offered in the third quarter of 2006 that resulted in significant increases in comparison to historical experience. The consumer penetration levels of our International operations were consistent with 2006.

Allowance for Credit Losses
The following tables summarize activity related to the allowance for credit losses for our Automotive Finance operations.

Three months ended September 30,	2007			2006
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Balance at July 1,	$1,366	$66	$1,432	$1,467	$70	$1,537
Provision for credit losses	90	(5)	85	156	(1)	155
Charge-offs	(215)	(1)	(216)	(217)	(5)	(222)
Recoveries	48	—	48	45	1	46
Other	8	1	9	5	2	7

Balance at September 30,	$1,297	$61	$1,358	$1,456	$67	$1,523

Allowance coverage (a)	2.83%	0.23%	1.87%	2.21%	0.27%	1.68%

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet automotive retail contracts excluding loans held for sale.

Nine months ended September 30,	2007			2006
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Balance at January 1,	$1,460	$69	$1,529	$1,618	$86	$1,704
Provision for credit losses	325	(2)	323	332	(19)	313
Charge-offs	(653)	(8)	(661)	(653)	(6)	(659)
Recoveries	157	2	159	147	1	148
Other	8	—	8	12	5	17

Balance at September 30,	$1,297	$61	$1,358	$1,456	$67	$1,523

Allowance coverage (a)	2.83%	0.23%	1.87%	2.21%	0.27%	1.68%

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet automotive retail contracts excluding loans held for sale.

The consumer allowance for credit losses was $1.3 billion and $1.5 billion as of September 30, 2007 and 2006, respectively. Decreases in the level of allowance from 2006 levels are reflective of proportional decreases in the on-balance sheet consumer portfolio over the same period. The consumer portfolio incurred net charge-offs for the three months ended September 30, 2007 and 2006, of $167 million and $172 million, respectively. Net charge-offs for the nine months ended September 30, 2007 and 2006, were $496 million and $506 million, respectively.

Despite the overall decline in the level of the allowance, the allowance for credit losses as a percentage of the total on-balance sheet consumer portfolio experienced an increase in comparison with 2006. The comparison is unfavorable in 2007 due to the impact of the increased use of off-balance sheet securitizations and whole-loan sales activity within our North American operations. The process of creating a pool of retail finance receivables for securitization or sale typically excludes accounts that are greater than 30 days delinquent at that time. In addition, the process involves selecting from a pool of receivables that are currently outstanding and, therefore, represent seasoned accounts. A seasoned portfolio that excludes delinquent accounts historically results in better credit performance than in the on-balance sheet portfolio of retail finance receivables on which the allowance for credit losses is based.

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

	Average	Charge-offs,
	retail	net of		Annualized net
Three months ended September 30,	contracts	recoveries (a)		charge-off rate
($ in millions)	2007	2007	2006	2007	2006

Managed
North America (b)	$49,520	$147	$135	1.19%	1.19%
International	17,295	23	33	0.53%	0.86%

Total managed	$66,815	$170	$168	1.02%	1.12%

On-balance sheet
North America	$41,356	$139	$132	1.34%	1.28%
International	17,295	23	33	0.53%	0.86%

Total on-balance sheet	$58,651	$162	$165	1.10%	1.18%

(a)	Net charge-offs exclude amounts related to the lump-sum payments on balloon finance contracts. The amount totaled $5 million and $7 million for the three months ended September 30, 2007 and 2006.
(b)	North America 2006 annualized charge-offs, net of recoveries, includes $30 million of certain expenses related to repossessed vehicles, which are included in other operating expenses on the Condensed Consolidated Statement of Income.

	Average	Charge-offs,
	retail	net of		Annualized net
Nine months ended September 30,	contracts	recoveries (a)		charge-off rate
($ in millions)	2007	2007	2006	2007	2006

Managed
North America (b)	$49,753	$435	$416	1.17%	1.15%
International	16,864	72	82	0.57%	0.72%

Total managed	$66,617	$507	$498	1.02%	1.06%

On-balance sheet
North America	$42,688	$417	$409	1.30%	1.25%
International	16,864	72	82	0.57%	0.72%

Total on-balance sheet	$59,552	$489	$491	1.10%	1.13%

(a)	Net charge-offs exclude amounts related to the lump-sum payments on balloon finance contracts. The amount totaled $7 million and $15 million for the nine months ended September 30, 2007 and 2006.
(b)	North America 2006 annualized charge-offs, net of recoveries, includes $70 million of certain expenses related to repossessed vehicles, which are included in other operating expenses on the Condensed Consolidated Statement of Income.

The following table summarizes pertinent delinquency experience in the consumer automotive retail contract portfolio.

	Percent of retail contracts
	30 days or more past due (a)
	Managed		On-balance sheet
September 30,	2007	2006	2007	2006

North America	2.52%	2.46%	2.80%	2.68%
International	2.56%	2.64%	2.56%	2.64%

Total	2.53%	2.51%	2.71%	2.67%

(a)	Past due contracts are calculated on the basis of the average number of contracts delinquent during a month and exclude accounts in bankruptcy.

Credit fundamentals in our North American consumer automotive portfolio deteriorated in the third quarter of 2007, with delinquencies in the North American portfolio increasing as compared to 2006. We believe the increase in delinquency trends is the result of deterioration in general economic conditions, with certain geographic regions experiencing more deterioration than others. International consumer credit portfolio performance remains strong, as delinquencies have declined compared to prior year levels.

In addition to the preceding loss and delinquency data, the following table summarizes bankruptcies and repossession information for the U.S. consumer automotive retail contract portfolio (which represents approximately 27% and 58% of our on-balance sheet consumer automotive retail contract portfolio as of September 30, 2007 and 2006, respectively).

	Managed		On-balance sheet
Three months ended September 30,	2007	2006	2007	2006

Average retail contracts in bankruptcy (in units) (a)	57,445	83,103	55,522	82,680
Bankruptcies as a percent of average number of contracts outstanding	2.04%	2.49%	2.41%	2.63%
Retail contract repossessions (in units)	19,307	21,904	17,787	21,536
Annualized repossessions as a percent of average number of contracts outstanding	2.77%	2.61%	3.11%	2.71%

(a)	Includes those accounts where the customer has filed for bankruptcy and is not yet discharged, the customer was discharged from bankruptcy but did not reaffirm their loan with GMAC, and other special situations where the customer is protected by applicable law with respect to GMAC’s normal collection policies and procedures.

	Managed		On-balance sheet
Nine months ended September 30,	2007	2006	2007	2006

Average retail contracts in bankruptcy (in units) (a)	62,105	93,433	60,654	92,403
Bankruptcies as a percent of average number of contracts outstanding	2.14%	2.70%	2.47%	2.83%
Retail contract repossessions (in units)	54,995	68,469	51,694	67,500
Annualized repossessions as a percent of average number of contracts outstanding	2.54%	2.62%	2.82%	2.74%

(a)	Includes those accounts where the customer has filed for bankruptcy and is not yet discharged, the customer was discharged from bankruptcy but did not reaffirm their loan with GMAC, and other special situations where the customer is protected by applicable law with respect to GMAC’s normal collection policies and procedures.

New bankruptcy filings in the United States increased dramatically in October 2005, before the change in bankruptcy laws that made it more difficult for some consumers to qualify for certain protections under prior bankruptcy laws. After this change in bankruptcy laws, we experienced a decrease in bankruptcy filings during 2006, as well as the three months and nine months ended September 30, 2007. Consistent with the rise in delinquency trends, we also experienced higher repossessions for the three months ended September 30, 2007, as compared to the same period in 2006.

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

At September 30, 2007, the only commercial receivables that had been securitized and accounted for as off-balance sheet transactions represent wholesale lines of credit extended to automotive dealerships, which historically experience low charge-offs. As a result, the amount of charge-offs on our managed portfolio is similar to the on-balance sheet portfolio, and only the on-balance sheet commercial portfolio credit experience is presented in the following table.

	Total
	loans	Impaired loans (a)
	Sept 30,	Sept 30,	Dec 31,	Sept 30,
($ in millions)	2007	2007	2006	2006

Wholesale	$22,773	$46	$338	$317
		0.20%	1.64%	1.52%
Other commercial financing	4,122	10	52	46
		0.24%	1.35%	1.19%

Total on-balance sheet	$26,895	$56	$390	$363
		0.21%	1.60%	1.47%

(a)	Includes loans where it is probable that we will be unable to collect all amounts due according to the terms of the loan.

The decline in impaired loans since December 2006 is the result of the resolution of a particular dealer account, which did not result in a charge-off of loans previously provided for. Charge-offs on the wholesale portfolio remained at traditionally low levels in the three months and nine months ended September 30, 2007, as these receivables are generally secured by vehicles, real estate, and other forms of collateral, which help mitigate losses on such loans in the event of default.

ResCap Operations

Results of Operations
The following table summarizes the operating results for ResCap for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reporting segments.

	Three months ended			Nine months ended
	September 30,			September 30,
			2007-2006			2007-2006
($ in millions)	2007	2006	% change	2007	2006	% change

Revenue
Total financing revenue	$1,565	$1,878	(17)	$5,106	$5,399	(5)
Interest expense	(1,626)	(1,704)	(5)	(4,938)	(4,697)	5
Provision for credit losses	(881)	(239)	269	(1,749)	(484)	261

Net financing (loss) revenue	(942)	(65)	n/m	(1,581)	218	n/m
Mortgage servicing fees	451	401	12	1,351	1,162	16
Servicing asset valuation and hedge activities, net	(123)	(331)	(63)	(578)	(688)	(16)

Net loan servicing income	328	70	369	773	474	63
Net (loss) gain on the sale of loans	(570)	237	(341)	(631)	879	(172)
Other income	(139)	551	(125)	593	1,737	(66)
Impairment of goodwill	(455)	—	—	(455)	—	—
Noninterest expense	(617)	(644)	(4)	(2,149)	(1,941)	11
Income tax benefit (expense)	134	(66)	(303)	25	(534)	(105)

Net income (loss)	($2,261)	$83	n/m	($3,425)	$833	n/m

Total assets	$108,510	$132,490	(18)

n/m = not meaningful

ResCap experienced a net loss of $2.3 billion for the three months ended September 30, 2007, compared to net income of $83 million for the same period in 2006, and a net loss of $3.4 billion for the nine months ended September 30, 2007, compared to net income of $833 million for the same period in 2006. The 2007 results continue to be adversely affected by domestic economic conditions, including delinquency increases in the mortgage loans held for investment portfolio and a significant deterioration in the securitization and residential housing markets. In addition, during the three months ended September 30, 2007, a downturn was experienced in certain foreign mortgage credit markets. The dislocation of the mortgage credit markets has continued due to a lack of liquidity, depressed asset valuations, additional loss provisions related to credit deterioration, and lower production levels.

A net financing loss of $942 million and $1.6 billion was incurred in the three months and nine months ended September 30, 2007, respectively, as compared to a net financing loss of $65 million and net financing revenue of $218 million for the same periods in 2006. Total financing revenue decreased for the three months and nine months ended September 30, 2007, compared to the same periods in 2006, due primarily to a decline in nonprime asset balances and an increase in nonaccrual loans due to unfavorable market conditions. The three months ended September 30, 2006, were also affected by lower warehouse lending balances, and the nine months ended September 30, 2007, were affected by a decline in lending receivable assets. The increase in interest expense in the nine months ended September 30, 2007 was primarily driven by an increase in our cost of funds due to a credit downgrade and an increase in balances funded by higher unsecured debt cost.

The provision for credit losses increased to $881 million and $1.7 billion in the three and nine months ended September 30, 2007, respectively, compared to $239 million and $484 million in the same periods in 2006. The increases for both periods were driven by the continued deterioration in the domestic housing market, which resulted in higher loss severity, and an increase in estimated losses related to delinquent loans. The increase in the provision for loan losses for the nine months ended September 30, 2007, was further impacted by financial stress experienced by certain warehouse-lending customers. Mortgage loans held for investment past due 60 days or more increased to 15% of the total unpaid principal balance as of September 30, 2007, from 11% at September 30, 2006.

Net loan servicing income increased 369% and 63% for the three months and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, due to an increase in the size and value of the mortgage servicing rights portfolio during both periods. The domestic servicing portfolio was approximately $427 billion as of September 30, 2007, representing an increase of approximately $25 billion from September 30, 2006. The value of the mortgage servicing rights increased during the three months and nine months ended September 30, 2007, primarily due to the positive impacts of servicing valuations, including derivative hedging activity results.

The net loss on the sale of loans was $570 million for the three months ended September 30, 2007, compared to a net gain on the sale of loans of $237 million for the same period in 2006, and a net loss of $631 million for the nine months ended September 30, 2007, compared to a net gain of $879 million for the same period in 2006. These decreases were primarily due to lower investor demand and lack of domestic and foreign market liquidity. As a result, the pricing for various loan product types continued to deteriorate in the first nine months of 2007, as investor uncertainty remained high regarding the performance of these loans.

Other income decreased 125% and 66% during the three months and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The decline for the three months ended September 30, 2007, was primarily due to market pressure and impairment charges on land contracts and model homes of $97.9 million, loss on model home sales of $11.2 million, and lower equity income of $12.8 million. The decline for the nine months ended September 30, 2007, was primarily due to impairment charges on land contracts and model homes of $126.7 million in 2007, loss on model home sales of $24.8 million, and lower equity income of $57.0 million. Additionally, the decrease for the nine months ended September 30, 2007, was due to the gain on the sale of an equity interest in a regional homebuilder that was realized during the same period in 2006 and lower income from real estate owned sales and valuations. The decrease for the nine month ended September 30, 2007, was partially offset by an increase in operating lease income.

During the three months ended September 30, 2007, goodwill impairment of $455 million was recorded as a result of an interim impairment test. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information.

Noninterest expense decreased 4% for the three months ended September 30, 2007, compared to the same period in 2006, and increased 11% for the nine months ended September 30, 2007, compared to the same period in 2006. The expense decreased for the three months ended September 30, 2007, due to a decrease in the provision for assets sold with recourse, which was partially offset by the write-off of internally developed software that was retired in the third quarter. The expense for the nine months ended September 30, 2007, increased due to an increase in the provision for assets sold with recourse and the write-off of internally developed software during the three months ended September 30, 2007.

Income tax expense decreased $200 million and $559 million during the three months and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. Nearly all significant domestic legal entities were converted to LLCs and elections were made to be treated as pass-through entities during the fourth quarter of 2006. As a result, the converted entities are no longer subject to federal and most state income taxes.

As a result of the significant mortgage and credit market dislocation and ResCap’s financial performance, management announced a major restructuring of ResCap’s business in order to streamline operations and significantly reduce structural costs. Specifically, ResCap will be reducing its workforce by about 25%, or approximately 3,000 associates, and closing certain facilities. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional information. As a result of this restructuring, management intends for

ResCap to maintain the flexibility to quickly modify its product offerings based on changing market conditions. Although ResCap has reduced its exposure to nonprime and nonconforming loans in 2007, ResCap will selectively originate higher margin nonconforming product as secondary market distribution becomes available. Additionally, ResCap will continue to avail itself of its relationship with GMAC Bank to support its current mortgage loan production. ResCap plans to remain committed to offering a broad and competitive menu of products to its customers.

Looking ahead, the persistence of the global dislocation of the mortgage and credit markets, referred to in the Funding and Liquidity section of this MD&A, may continue to negatively affect the value of our mortgage related assets. These markets continue to experience greater volatility, less liquidity, widening of credit spreads, repricing of credit risk, and a lack of price transparency. ResCap operates in these markets with exposure to its loans, trading securities, derivatives, and lending commitments. It is difficult to predict how long these conditions will exist and which markets, products, and businesses of ResCap will continue to be affected. Accordingly, these factors could adversely impact our results of operations through at least the remainder of 2007.

Mortgage Loan Production, Sales and Servicing
ResCap’s mortgage loan production for the three months ended September 30, 2007, was $29.3 billion, a decrease of 43% compared to $51.5 billion in the same period in 2006, and $101.7 billion for the nine months ended September 30, 2007, a decrease of 27% compared to $140.1 billion in the same period in 2006. ResCap’s domestic loan production decreased 54% in the three months ended September 30, 2007, and 35% in the nine months ended September 30, 2007, while international loan production increased 20% and 18%, respectively, compared to the same periods in 2006. ResCap’s domestic loan production decreased due to a decline in nonprime, prime-nonconforming, and prime second-lien products as a result of unfavorable market conditions. Domestic nonprime loan production totaled $185 million and $4.1 billion for the three months and nine months ended September 30, 2007, respectively, compared to $8.5 billion and $23.6 billion for the same periods in 2006. ResCap’s international production increased primarily due to growth in Continental Europe.

The following summarizes mortgage loan production for the periods shown.

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2007	2006	2007	2006

Consumer:
Principal amount by product type:
Prime conforming	$12,174	$12,002	$34,425	$32,536
Prime nonconforming	4,606	16,411	26,771	42,776
Government	1,378	942	5,458	2,884
Nonprime	185	8,467	4,129	23,623
Prime second-lien	1,863	6,100	7,616	18,500

Total U.S. production	20,206	43,922	78,399	120,319
International	9,068	7,531	23,258	19,736

Total	$29,274	$51,453	$101,657	$140,055

Principal amount by origination channel:
Retail and direct channels	$5,105	$7,012	$18,144	$21,114
Correspondent and broker channels	15,101	36,910	60,255	99,205

Total U.S. production	$20,206	$43,922	$78,399	$120,319

Number of loans (in units):
Retail and direct channels	39,020	60,693	140,711	186,592
Correspondent and broker channels	78,875	222,196	341,825	621,795

Total U.S. production	117,895	282,889	482,536	808,387

The following table summarizes the primary domestic mortgage loan-servicing portfolio for which we hold the corresponding mortgage servicing rights.

	U.S. mortgage loan servicing portfolio
	September 30, 2007		December 31, 2006
	Number	Dollar amount	Number	Dollar amount
($ in millions)	of loans	of loans	of loans	of loans

Principal conforming	1,638,783	$263,437	1,456,344	$203,927
Prime nonconforming	214,948	66,785	319,255	101,138
Government	178,348	18,975	181,563	18,843
Nonprime	330,128	44,190	409,516	55,750
Prime second-lien	787,524	34,053	784,170	32,726

Total primary servicing portfolio (a)	3,149,731	$427,440	3,150,848	$412,384

(a)	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 250,148 with an unpaid principal balance of
$52.3 billion at September 30, 2007, and 290,992 with an unpaid balance of $55.4 billion at December 31, 2006.

Our international servicing portfolio included $38.2 billion and $36.2 billion of mortgage loans as of September 30, 2007, and December 31, 2006, respectively.

Allowance for Credit Losses
The following tables summarize the activity related to the allowance for loan losses.

Three months ended September 30,	2007			2006
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Balance at July 1,	$1,696	$274	$1,970	$1,042	$188	$1,230
Provision for credit losses	788	93	881	232	7	239
Charge-offs	(453)	(50)	(503)	(195)	—	(195)
Reduction of allowance due to deconsolidation (a)	(306)	—	(306)	—	—	—
Recoveries	9	9	18	9	1	10

Balance at September 30,	$1,734	$326	$2,060	$1,088	$196	$1,284

Allowance as a percentage of total (b)	2.85%	3.72%	2.96%	1.47%	1.36%	1.45%

(a)	During the three months ended September 30, 2007, ResCap completed the sale of residual cash flows related to a number of on-balance sheet securitizations. ResCap completed the approved actions to cause the securitization trusts to satisfy the qualifying special-purpose entity requirement of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The actions resulted in the deconsolidation of various securitization trusts.
(b)	Represents the related allowance for credit losses as a percentage of total on-balance sheet residential mortgage loans.

Nine months ended September 30,	2007			2006
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Balance at January 1,	$1,508	$397	$1,905	$1,066	$187	$1,253
Provision for credit losses	1,436	313	1,749	470	14	484
Charge-offs	(944)	(393)	(1,337)	(482)	(6)	(488)
Reduction of allowance due to deconsolidation (a)	(306)	—	(306)	—	—	—
Recoveries	40	9	49	34	1	35

Balance at September 30,	$1,734	$326	$2,060	$1,088	$196	$1,284

Allowance as a percentage of total (b)	2.85%	3.72%	2.96%	1.47%	1.36%	1.45%

(a)	During the three months ended September 30, 2007, ResCap completed the sale of residual cash flows related to a number of on-balance sheet securitizations. ResCap completed the approved actions to cause the securitization trusts to satisfy the qualifying special-purpose entity requirement of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities. The actions resulted in the deconsolidation of various securitization trusts.
(b)	Represents the related allowance for credit losses as a percentage of total on-balance sheet residential mortgage loans.

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

	September 30,	December 31,	September 30,
($ in millions)	2007	2006	2006

Nonaccrual loans:
Mortgage loans:
Prime conforming	$74	$11	$10
Prime nonconforming	669	419	371
Government	78	—	—
Prime second-lien	197	142	133
Nonprime (a)	7,539	6,736	6,275
Lending receivables:
Warehouse (b)	112	1,318	9
Construction (c)	324	69	21

Total nonaccrual assets	8,993	8,695	6,819
Restructured loans	60	8	12
Foreclosed assets	1,601	1,141	922

Total nonperforming assets	$10,654	$9,844	$7,753

Total nonperforming assets as a percentage of total ResCap assets	10.1%	7.5%	5.8%

(a)	Includes loans that were purchased distressed and already in nonaccrual status of $3 billion as of September 30, 2007;
$415 million as of December 31, 2006; and $340 million as of September 30, 2006. In addition, includes nonaccrual loans that are not included in Restructured loans in the amount of $24 million as of September 30, 2007, and $3 million as of December 31, 2006, respectively.
(b)	Includes nonaccrual Restructured loans that are not included in Restructured loans of $406 million as of September 30, 2007, and $10 million as of September 30, 2006.
(c)	Includes $24 million as of September 30, 2007; $19 million as of December 31, 2006; and $21 million as of September 30, 2006, of nonaccrual loans that are not included in Restructured loans.

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

	Three months ended			Nine months ended
	September 30,			September 30,
			2007-2006			2007-2006
($ in millions)	2007	2006	% change	2007	2006	% change

Revenue
Insurance premiums and service revenue earned	$1,133	$1,037	9	$3,206	$3,082	4
Investment income	96	172	(44)	272	361	(25)
Other income	54	49	10	143	113	27

Total insurance premiums and other income	1,283	1,258	2	3,621	3,556	2
Insurance losses and loss adjustment expenses	(659)	(580)	14	(1,795)	(1,830)	(2)
Acquisition and underwriting expense	(440)	(380)	16	(1,222)	(1,074)	14
Premium tax and other expense	(26)	(17)	53	(67)	(68)	(1)

Income before income taxes	158	281	(44)	537	584	(8)
Income tax expense	(41)	(98)	(58)	(146)	(192)	(24)

Net income	$117	$183	(36)	$391	$392	—

Total assets	$14,511	$13,919	4

Insurance premiums and service revenue written	$1,063	$1,037	3	$3,097	$3,168	(2)

Combined ratio (a)	95.3%	89.4%		92.3%	92.3%

(a)	Management uses the combined ratio as a primary measure of underwriting profitability with its components measured using GAAP. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

Net income from Insurance operations totaled $117 million and $391 million for the three months and nine months ended September 30, 2007, respectively, as compared to $183 million and $392 million for the same periods in 2006. Net income for the three months ended September 30, 2007, decreased in comparison with the same period in 2006 primarily due to a lower level of realized capital gains.

Insurance premiums and service revenue written totaled $1.1 billion and $3.1 billion for the three months and nine months ended September 30, 2007, respectively, as compared to $1.0 billion and $3.2 billion for the same periods in 2006. Insurance premiums and service revenues written increased slightly for the three months ended September 30, 2007, primarily due to growth in international operations, both organically and through the second quarter acquisition of Provident Insurance, and growth in the U.S. reinsurance business. The increase was partially offset by challenging conditions in the domestic personal insurance and extended service contract businesses.

The combination of investment and other income decreased 32% and 12% in the three months and nine months ended September 30, 2007, respectively, as compared to the same 2006 periods. Investment income decreased due to an $83 million decrease in realized capital gains during the three months ended September 30, 2007, in comparison with the same period in 2006. The decrease was offset by an increase in assets and yield in the taxable bonds portfolio and continued growth in other income due to higher service fees obtained from our international operations through organic growth.

Insurance losses and loss adjustment expenses totaled $659 million and $1.8 billion for the three months and nine months ended September 30, 2007, respectively, as compared to $580 million and $1.8 billion for the same periods in 2006. Loss and loss adjustment expense for the three months ended September 30, 2007, increased in comparison with the same period in 2006 primarily due to international operations, including Provident Insurance, and weather-related losses. The increase was partially offset by lower loss experience in our U.S. extended service contract and personal insurance businesses driven by lower volumes. In addition, acquisition and underwriting expenses increased due to continued growth in international business and increases in both the U.S. personal insurance and extended service contract businesses.

Other Operations

Net income for Other operations was $29 million and $127 million for the three months and nine months ended September 30, 2007, respectively, as compared to a loss of $759 million for both the three months and nine months ended September 30, 2006, respectively. During the three months ended September 30, 2006, our Commercial Finance Group recognized a noncash charge of $695 million (after-tax) for impairment of goodwill and other intangibles. Excluding these impairment charges, the increases in net income for both these periods primarily reflect improved profitability of our Commercial Finance Group and certain other corporate activities.

Excluding the impairment charges of $695 million during the three months ended September 30, 2006, net income of our Commercial Finance Group increased to $16 million and $46 million in the three months and nine months ended September 30, 2007, respectively, as compared to a loss of $73 million and $62 million in the three months and nine months ended September 30, 2006, respectively. Compared with 2006, net income increased in both these periods because of decreased interest expense and a lower provision for credit losses. The Commercial Finance Group achieved lower interest expense due to lower asset levels and decreasing its cost of borrowing through a greater use of secured funding. The lower provision for credit losses resulted from generally favorable credit experience. Improved results for the first nine months of 2007 also reflect the $12 million favorable net income impact recognized during February 2007 relating to the sale of certain loans.

Funding and Liquidity

Funding Strategy
Our liquidity and our ongoing profitability are largely dependent upon our timely access to capital and the costs associated with raising funds in different segments of the capital markets. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, debt maturities, and unexpected deposit withdrawals. Our primary funding objective is to ensure that we have adequate, reliable access to liquidity throughout all market cycles, including periods of financial distress. We actively manage our liquidity and mitigate our funding risk using the following practices:

•	Maintaining diversified sources of funding — Over the past several years, our strategy has focused on diversification of our funding. We have developed diversified funding sources across a global investor base, both public and private and, as appropriate, extended debt maturities. This diversification has been achieved in a variety of ways and in a variety of markets, including whole-loan sales, the public and private debt capital markets, and asset-backed facilities, as well as through deposit-gathering and other financing activities. The diversity of our funding sources enhances funding flexibility, limits dependence on any one source of funds, and results in a more cost effective strategy over the long term. In developing diverse funding sources, management considers market conditions, prevailing interest rates, liquidity needs, and the desired maturity profile of our liabilities. This strategy has helped us maintain liquidity during periods of weakness in the capital markets, changes in our business, or changes in our credit ratings.

•	Obtaining sufficient short- and long-term financing — We have significant short- and long-term financing needs. We monitor the duration profile of our assets and then establish an appropriate liability maturity ladder.

–	Short-term financing — We require short-term funding to finance our short-duration assets, such as mortgage loans held for sale, dealer floor plan receivables, and factoring receivables. We regularly forecast our cash position and our potential funding needs, taking into account debt maturities and potential peak balance sheet levels over a medium-term time horizon.

–	Long-term financing — Our long-term unsecured financings are generated to fund long-term assets (such as mortgages held for investment, retail auto contracts and leases, and equity interests in securitizations), over-collateralization required to support our conduits, and the continued growth of our loan portfolios. We regularly assess the term structure of our assets and liabilities and interest rate risk. In addition, we manage our long-term debt maturities and credit facility expirations to minimize refinancing risk and maturity concentrations. We consider the available capacity and relative cost given market constraints, as well as the potential impact on our credit ratings. We meet our long-term financing needs from a variety of sources including public corporate debt, credit facilities, secured financings, and off-balance sheet securitizations.

•	Optimizing our use of secured funding programs — Secured funding sources are generally unaffected by ratings on corporate unsecured debt. In addition, depending on the structure, secured funding may reduce our risk exposure to the underlying assets. Given these benefits, we have developed meaningful sources of funding in the asset-backed securities markets. We rely heavily on whole-loan sales and securitizations to fund our mortgage originations. Our North American Automotive Finance operations is moving to an “originate and sell” model. Under these types of secured funding programs we reduce our retained risk position. In our International Automotive Finance operations, we are continuing to expand our access to securitization, which is becoming a more significant component of our funding strategy for these operations.

•	Balancing access to liquidity and cost of funding — Maintaining sufficient access to liquidity is vital to our business. Given our current credit ratings, we have conservatively maintained large and varied sources of liquidity. We have established a number of committed liquidity facilities that provide further protection against market volatility or disruptions. In addition, in September 2007, we entered into an agreement with Citigroup Global Markets Inc. (Citi), pursuant to which Citi has committed to provide up to $21.4 billion in various asset-backed facilities. Our management regularly evaluates the cost of the cash portfolio and committed facilities compared to the potential risks and adjusts capacity levels according to market conditions and our credit profile.

•	Maintaining an active dialogue with the rating agencies — The cost and availability of most funding are influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation. Lower ratings generally result in higher unsecured borrowing costs, as well as reduced access to unsecured capital markets. This is particularly true for certain institutional investors, such as money market investors, whose investment guidelines require investment-grade ratings in the two highest rating categories for short-term debt. Substantially all our debt has been rated by nationally recognized statistical rating organizations. We maintain an active dialogue with each rating agency throughout the year.

Recent Funding Developments
During the three months ended September 30, 2007, the mortgage and capital markets continued to experience significant stress due to numerous mortgage-related market and counterparty events. The markets for mortgage assets and for asset-backed commercial paper experienced the most severe distress. Our access to liquidity and the cost of new funding have negatively affected our Automotive Finance, Mortgage, and Commercial Finance operations. As a result, we significantly increased our cash balances during the period to maintain flexibility despite the market disruptions. We continue to exercise prudent liquidity management oversight and seek to maintain sufficient reserve liquidity, including unused committed facilities.

Our Automotive Finance and Commercial Finance operations issued new asset-backed securities and renewed committed secured and unsecured funding facilities throughout the quarter, but at an increased cost. Despite the challenges in the asset-backed commercial paper market, our Automotive Finance conduit, New Center Asset Trust (NCAT), continued to sell new securities and meet all maturities.

The global dislocation in the mortgage and credit markets has persisted into the fourth quarter of 2007, with the reduction of liquidity remaining most acute across the credit spectrum of mortgage products. Additionally, the credit ratings of GMAC and ResCap were further downgraded on November 1, 2007, by various credit rating agencies, which will increase our cost of funding. Accordingly, we expect our results of operations to continue to be negatively impacted, especially at ResCap, in the near term.

ResCap continues to investigate strategic alternatives that will improve its liquidity, including potential alliances and joint ventures with third parties involving portions of its business, dispositions of one or more of its businesses, and strategic acquisitions. There can be no assurances, however, that ResCap will undertake any of these transactions or that even if they do, that they will provide any benefit to ResCap’s liquidity.

Cash Flows
Net cash provided by operating activities was $5.4 billion for the nine months ended September 30, 2007, compared to a net use of cash of $12.5 billion for the nine months ended September 30, 2006. Cash used by operating activities primarily includes cash used for the origination and purchase of certain mortgage and automotive loans held for sale and the cash proceeds from the sales of, and principal repayments on, such loans. Our ability to originate and sell mortgage loans at previously experienced volumes has been hindered by the deterioration of the nonprime and nonconforming mortgage market and a challenging interest rate environment. As a result, net cash provided by operating activities for the first nine months ended September 30, 2007, has increased compared to the same period in 2006 as the level of loan sales and principal repayments has outpaced the amount of new loans purchased with the intent to resell.

Net cash provided by investing activities was $11.5 billion for the nine months ended September 30, 2007, compared to $13.4 billion for the nine months ended September 30, 2006. The decrease in net cash provided by investing activities was attributable to proceeds from the sales of business units of approximately $8.6 billion during the nine months ended September 30, 2006. This was primarily related to the sale of our Commercial Mortgage business, which occurred during the first quarter of 2006. There were no similar transactions in the first nine months of 2007. Additionally, cash used for the purchase of operating lease assets, less proceeds from disposal, increased approximately $1.2 billion. This activity was largely offset by an increase in cash proceeds from the sales of, and principal repayments on, finance receivables and mortgage loans held for investment as the size of our on-balance sheet loan portfolio declined due to a reduction in new mortgage loan originations and as a result of the continued use of securitization transactions in our Automotive Finance operations.

Net cash used in financing activities for the nine months ended September 30, 2007, totaled $8.3 billion, compared to $7.6 billion for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, debt repayments increased relative to the prior period as a result of a decrease in the size of our on-balance sheet loan portfolio. This increase was partially offset by a $1.0 billion capital contribution from GM during the first quarter of 2007 and a reduction in dividend payments of approximately $1.8 billion during the nine months ended September 30, 2007, as compared to the same period during 2006.

We believe existing cash and investment balances, funding activities, as well as cash flows from operations, will be adequate to meet our capital and liquidity needs during the next twelve months.

Funding Sources
The following table summarizes debt and other sources of funding by source and the amount outstanding under each category for the periods shown.

	Outstanding
	September 30,	December 31,
($ in millions)	2007	2006

Commercial paper	$1,749	$1,523
Institutional term debt	67,236	70,266
Retail debt programs	26,873	29,308
Secured financings	114,272	123,485
Bank loans, and other	10,956	12,512

Total debt (a)	221,086	237,094
Bank deposits (b)	13,740	10,488
Off-balance sheet securitizations
Retail finance receivables	11,282	7,928
Wholesale loans	15,326	19,227
Mortgage loans	137,470	118,918

Total funding	398,904	393,655
Less: cash balance (c)	(28,755)	(18,252)

Net funding	$370,149	$375,403

Leverage ratio covenant (d)	8.5:1	10.8:1

(a)	Excludes fair value adjustment as described in Note 7 to our Condensed Consolidated Financial Statements.
(b)	Includes consumer and commercial bank deposits and dealer wholesale deposits.
(c)	Includes $23.9 billion in cash and cash equivalents and $4.8 billion invested in certain marketable securities at September 30, 2007, and $15.5 billion in cash and cash equivalents and $2.8 billion invested in certain marketable securities at December 31, 2006.
(d)	Our credit facilities include a leverage covenant that restricts the ratio of consolidated borrowed funds (excluding certain obligations of bankruptcy-remote, special-purpose entities) to consolidated net worth (including the existing preferred membership interests) to be no greater than 11.0:1 under certain conditions.

Short-term Debt
We obtain short-term funding from the sale of floating-rate demand notes under a program referred to as GMAC LLC Demand Notes. These notes can be redeemed at any time at the option of the holder thereof without restriction. Our domestic and international unsecured and secured commercial paper programs also provide short-term funding, as do short-term bank loans. While we attempt to stagger the maturities of our short-term funding sources to reduce refinancing risk, this has become more difficult given recent market disruptions.

As of September 30, 2007, we had $35 billion in short-term debt outstanding. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term debt.

Long-term Unsecured Debt
We meet our long-term financing needs from a variety of sources, including public corporate debt and credit facilities. The public corporate debt markets are a key source of financing for us. We generally access these markets by issuing senior unsecured notes but are pursuing other structures that will provide efficient sources of liquidity. During the nine months ended September 30, 2007, we raised approximately $4.5 billion in unsecured debt in different markets and currencies that was used to finance our Automotive Finance operations, both domestically and internationally, while ResCap raised $4 billion in several unsecured markets. In addition, we have various liquidity facilities with a number of different lenders in multiple jurisdictions.

The following table presents the scheduled maturity of unsecured long-term debt at September 30, 2007, assuming that no early redemptions occur:

	Automotive Finance
($ in millions)	operations (a)	ResCap	Total

2007	$3,864	$84	$3,948
2008	14,586	4,502	19,088
2009	11,011	2,983	13,994
2010	6,335	3,325	9,660
2011	12,283	1,512	13,795
2012 and thereafter	23,887	6,605	30,492

Unsecured long-term debt (b)	71,966	19,011	90,977
Unamortized discount	(297)	—	(297)

Total unsecured long-term debt	$71,669	$19,011	$90,680

(a)	Consists of debt we or our subsidiaries incur to finance our Automotive Finance operations.
(b)	Debt issues totaling $13.9 billion are redeemable at or above par, at our option anytime prior to the scheduled maturity dates, the latest of which is November 2049.

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

For the first nine months of 2007, more than 80% of our North American Automotive Finance operations volume was funded through secured funding arrangements or automotive whole-loan sales. The increased use of whole-loan sales is part of the migration to an “originate and sell” model for our North American Automotive Finance operations. In the three months ended September 30, 2007, our North American Automotive Finance operations executed approximately $11.3 billion in automotive whole-loan sales and off-balance sheet securitizations. In addition, our North American Automotive Finance operations executed approximately $14.9 billion in secured funding during the quarter. Our International Automotive Finance operations funds approximately 30% of its automotive operations through securitizations and other forms of secured funding.

The following table summarizes assets that are restricted as collateral for the payment of related debt obligations. These restrictions primarily arise from securitization transactions accounted for as secured borrowings and repurchase agreements.

	September 30, 2007		December 31, 2006
		Related secured		Related secured
($ in millions)	Assets	debt (a)	Assets	debt (a)

Mortgage loans held for sale	$13,270	$9,725	$22,834	$20,525
Mortgage assets held for investment and lending receivables	64,775	52,268	80,343	68,333
Retail automotive finance receivables	34,433	27,253	20,944	18,858
Wholesale automotive finance receivables	210	74	376	240
Investment securities	2,633	2,202	3,662	4,523
Investment in operating leases, net	18,717	16,674	6,851	6,456
Real estate investments and other assets	16,197	6,076	8,025	4,550

Total	$150,235	$114,272	$143,035	$123,485

(a)	Included as part of secured debt are repurchase agreements of $6.5 billion and $11.5 billion where we have pledged assets as collateral for approximately the same amount of debt at September 30, 2007, and December 31, 2006, respectively.

Bank Deposits
We accept commercial and consumer deposits through GMAC Bank in the United States. The main sources of deposits for GMAC Bank are certificates of deposits and brokered deposits.

Cash Balance
We maintain a large cash balance, including certain marketable securities, that can be utilized to meet our obligations in the event of a market disruption. Cash and cash equivalents and certain marketable securities totaled $28.8 billion as of September 30, 2007, up from $18.3 billion on December 31, 2006.

Funding Facilities
The following table highlights committed, uncommitted, and total capacity under our secured and unsecured funding facilities as of September 30, 2007, and December 31, 2006. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them.

Total liquidity facilities
	September 30, 2007			December 31, 2006
($ in billions)	Committed	Uncommitted	Total	Committed	Uncommitted	Total

Unsecured funding facilities	$13.0	$11.0	$24.0	$14.5	$10.3	$24.8
Secured funding facilities	147.3	98.1	245.4	134.6	73.3	207.9

Total funding facilities	$160.3	$109.1	$269.4	$149.1	$83.6	$232.7

     Unsecured Funding Facilities
The following table summarizes our unsecured committed capacity as of September 30, 2007, and December 31, 2006.

Unsecured committed facilities
	September 30, 2007			December 31, 2006

		Unused	Total		Unused	Total
($ in billions)	Outstanding	capacity	capacity	Outstanding	capacity	capacity

Automotive Finance operations:
Revolving credit facility – 364 day	$—	$3.0	$3.0	$—	$3.3	$3.3
Revolving credit facility – multi-year	—	3.0	3.0	—	4.4	4.4
International bank lines	1.0	1.8	2.8	1.1	1.4	2.5

Total Automotive Finance operations	1.0	7.8	8.8	1.1	9.1	10.2

ResCap:
Revolving credit facility – 364 day	—	0.9	0.9	—	0.9	0.9
Revolving credit facility – multi-year	—	0.9	0.9	—	0.9	0.9
Bank term loans	1.8	—	1.8	1.8	—	1.8
International bank lines	0.4	—	0.4	0.2	0.2	0.4

Total ResCap	2.2	1.8	4.0	2.0	2.0	4.0

Other:
Insurance operations	—	0.1	0.1	—	0.1	0.1
Commercial Finance operations	—	0.1	0.1	—	0.2	0.2

Total Other	—	0.2	0.2	—	0.3	0.3

Total	$3.2	$9.8	$13.0	$3.1	$11.4	$14.5

Revolving credit facilities — As of September 30, 2007, we had four unsecured syndicated bank facilities totaling approximately $8.0 billion. These committed drawable credit facilities are an important source of liquidity and provide additional flexibility in the cash management strategies of GMAC and ResCap. We maintain $6.0 billion of unsecured revolving credit facilities, including a $3.0 billion 364-day facility that matures in June 2008 and a $3.0 billion 5-year term facility that matures in June 2012. ResCap also maintains $1.75 billion of unsecured revolving credit facilities, including an $875 million 364-day facility that matures in June 2008 and an $875 million 3-year term facility that matures in June 2010. The 364-day facilities for both GMAC and ResCap include a term-out option, which, if exercised by us prior to expiration, carries a one-year term.

Our credit facilities include a leverage covenant that restricts the ratio of consolidated borrowed funds (excluding certain obligations of bankruptcy-remote, special-purpose entities) to consolidated net worth (including the existing preferred membership interests) to be no greater than 11.0:1, under certain conditions. More specifically, the covenant is only applicable on the last day of any fiscal quarter (other than the fiscal quarter during which a change in rating occurs) during such times that we have senior, unsecured, long-term debt outstanding without third-party enhancement, which is rated BBB+ or less (by Standard & Poor’s) or Baa1 or less (by Moody’s).

Our leverage ratio covenant was 8.5:1 at September 30, 2007; therefore, we are in compliance with this covenant as of this date.

ResCap maintains $3.9 billion of unsecured syndicated bank facilities, consisting of a $1.75 billion bank term loan committed through July 2008, an $875 million line of credit committed through June 2010, and $875 million 364-day revolver committed through June 2008, and a $410.0 million (US dollar) Canadian syndicated bank line committed through December 2007. These credit facilities each contain a financial covenant, among other covenants, requiring ResCap to maintain a minimum consolidated tangible net worth (as defined in each respective agreement) as of the end of each fiscal quarter. Under the agreements, ResCap’s tangible net worth cannot fall below a base amount plus an amount equal to 25% of ResCap net income (if positive) for the fiscal year since the closing date of the applicable agreement. As of September 30, 2007, the most restrictive provision requires a minimum tangible net worth of $5.4 billion. ResCap’s reported tangible net worth as of September 30, 2007 was $6.2 billion.

ResCap’s consolidated tangible net worth fluctuates based on a number of factors, principally its operating results. ResCap monitors its compliance with the minimum consolidated tangible net worth covenant and maintains contingency plans to enable it to meet these terms should corrective action become necessary. Those plans include a potential capital infusion (cash or other) from GMAC, asset sales, and debt reduction activities, among other alternatives. If any of these actions or alternative actions are undertaken, there is also no assurance that they will be successful or that, absent undertaking any such activities, an amendment or waiver of the covenants could be obtained from the lenders.

Bank term loan — ResCap has a $1.8 billion syndicated term loan committed through July 2008.

International bank lines — We maintain unsecured bilateral bank facilities in various countries to finance our Automotive Finance operations. A majority of these facilities have a tenor of 364 days while there are other facilities with longer tenors. ResCap also has a $0.4 billion Canadian syndicated bank line committed through December 2007.

Other — Our Commercial Finance and Insurance operations utilize letters of credit for certain aspects of their respective businesses.

The following table summarizes our unsecured uncommitted capacity as of September 30, 2007, and December 31, 2006.

Unsecured uncommitted facilities
	September 30, 2007			December 31, 2006

		Unused	Total		Unused	Total
($ in billions)	Outstanding	capacity	capacity	Outstanding	capacity	capacity

Automotive Finance operations:
Lines of credit – Europe	$5.2	$0.6	$5.8	$4.6	$0.7	$5.3
Lines of credit – Latin America	2.0	0.8	2.8	1.9	0.4	2.3
Lines of credit – Asia Pacific	1.3	0.4	1.7	0.8	0.3	1.1

Total Automotive Finance operations	8.5	1.8	10.3	7.3	1.4	8.7

ResCap:
Lines of credit	0.3	—	0.3	0.2	0.1	0.3
GMAC Bank: Fed Funds	0.1	0.1	0.2	—	0.5	0.5
Other	0.1	—	0.1	0.6	0.1	0.7

Total ResCap	0.5	0.1	0.6	0.8	0.7	1.5

Other:
Commercial Finance operations	0.1	—	0.1	0.1	—	0.1

Total Other	0.1	—	0.1	0.1	—	0.1

Total	$9.1	$1.9	$11.0	$8.2	$2.1	$10.3

Lines of credit — Our Automotive Finance and Commercial Finance operations utilize uncommitted bank lines as a funding source for their international businesses. The outstanding amounts are a mix of short- and long-term loans. ResCap’s lines of credit are used for general working capital purposes and have short-term maturities.

     Secured Funding Facilities
The following table shows the amount outstanding, unused, and total capacity under our secured committed facilities as of September 30, 2007, and December 31, 2006.

Secured committed facilities
	September 30, 2007			December 31, 2006

		Unused	Total		Unused	Total
($ in billions)	Outstanding	capacity	capacity	Outstanding	capacity	capacity

Automotive Finance operations:
Whole-loan forward flow agreements	$—	$38.5	$38.5	$—	$45.5	$45.5
New Center Asset Trust (NCAT)	—	12.0	12.0	—	18.3	18.3
U.S. facilities	9.7	0.3	10.0	8.3	1.2	9.5
Variable note funding facility	—	6.0	6.0	—	—	—
International facilities	21.5	2.2	23.7	17.0	0.9	17.9

Total Automotive Finance operations	31.2	59.0	90.2	25.3	65.9	91.2

ResCap:
Repurchase agreements	5.2	4.7	9.9	5.0	1.7	6.7
Receivables Lending Agreement (RLA)	0.8	3.5	4.3	5.3	0.3	5.6
Mortgage Asset Lending Agreement (MALA)	0.6	3.8	4.4	1.1	1.9	3.0
Facilities for construction lending receivables	1.9	—	1.9	1.7	—	1.7
Facilities for mortgage servicing rights	1.9	0.4	2.3	1.3	—	1.3
Other	6.9	4.5	11.4	7.2	4.0	11.2

Total ResCap	17.3	16.9	34.2	21.6	7.9	29.5

Other:
Bilateral secured	11.8	9.6	21.4	2.2	7.8	10.0
Commercial Finance operations	0.9	0.6	1.5	1.6	2.3	3.9

Total other	12.7	10.2	22.9	3.8	10.1	13.9

Total	$61.2	$86.1	$147.3	$50.7	$83.9	$134.6

Whole-loan forward flow agreements — Commitments to purchase U.S. automotive retail assets. One of our long-term strategic financing agreements includes a commitment from a financial institution to purchase up to $10.0 billion of U.S. retail auto finance contracts every year through June 2010. There is $30.0 billion of capacity under this funding arrangement as of September 30, 2007. Our other long-term strategic financing agreement is in the form of a $6.0 billion revolving facility, which provides funding of up to $8.5 billion through October 2010.

NCAT — NCAT is a special-purpose entity administered by us for the purpose of funding assets as part of our securitization funding programs. This entity funds assets primarily through the issuance of asset-backed commercial paper and it represents an important source of liquidity to us. At September 30, 2007, NCAT had commercial paper outstanding of $5.4 billion, which is not included in our Condensed Consolidated Balance Sheet.

Automotive Finance operations secured facilities (United States and International) — These are primarily bank conduit facilities that permanently fund a specific pool of assets. Certain facilities are revolving and, therefore, allow for the funding of additional assets during the commitment period, usually 364 days. Internationally, there are also secured bank lines that provided $0.9 billion of total capacity at September 30, 2007.

Variable note funding facility — This facility is available to fund U.S. dealer floor plan receivables in certain circumstances, including in the event of GM filing for Chapter 11 bankruptcy reorganization.

Repurchase agreements — ResCap has developed numerous relationships with banks and securities firms to provide funding for mortgage loans and securities through repurchase agreements and other similar arrangements on a domestic and international basis. Borrowings under these agreements are provided on either a committed or an uncommitted basis.

MALA and RLA — The Mortgage Asset Lending Agreement, or MALA, is a secured aggregation facility that funds residential mortgage loans during the aggregation period. The facility receives funding from a syndicate of asset-backed commercial paper vehicles. MALA shares a funding commitment with Receivables Lending Agreement, or RLA, a facility that funds our warehouse lending receivables via a syndicate of asset-backed commercial paper vehicles. The MALA and RLA facilities have both short- and long-term commitments. The two facilities had aggregate liquidity commitments of $8.7 billion as of September 30, 2007, composed of a one-year commitment of $2.2 billion and a three-year commitment of $6.5 billion.

Other — Other secured facilities include certain facilities to fund mortgage loans prior to their sale or securitization. As of September 30, 2007, in addition to MINT, MINT I, MINT II, MALA, and RLA, we had $8.3 billion of liquidity commitments to fund loans in the United Kingdom, $1.7 billion of liquidity commitments to fund loans originated in The Netherlands and Germany, $441.0 million liquidity commitments to fund loans in Australia and a $65.1 million liquidity commitment to fund loans in Mexico.

Bilateral secured facility — In August 2006, Citi provided a $10 billion asset-backed facility to fund certain automotive assets. This facility was replaced effective September 6, 2007, when we entered into an agreement with Citi, pursuant to which we have access to up to $21.4 billion in various asset-backed funding facilities (the Facilities) through at least September 2008. A total of $14.4 billion is available for immediate funding with the additional $7.0 billion becoming available to the extent the Facilities are syndicated to other lenders. Up to $11.1 billion is available to fund automotive assets, up to $8.0 billion can be used by ResCap, and up to $2.3 billion can be used for Commercial Finance. As of September 30, 2007, $8.8 billion was utilized to fund automotive assets while ResCap, and Commercial Finance had $1.4 billion and $1.6 billion outstanding, respectively.

Commercial Finance operations — Maintains conduits to fund trade receivables.

The following table shows the amount outstanding, unused, and total capacity under our secured uncommitted facilities as of September 30, 2007, and December 31, 2006:

Secured uncommitted facilities
	September 30, 2007			December 31, 2006
		Unused	Total		Unused	Total
($ in billions)	Outstanding	capacity	capacity	Outstanding	capacity	capacity

ResCap
Mortgage Interest Networking Trust (MINT)	$—	$25.0	$25.0	$1.4	$23.6	$25.0
MINT I, LLC	—	25.0	25.0	—	—	—
MINT II, LLC	—	25.0	25.0	5.8	19.2	25.0
Repurchase agreements	1.6	7.6	9.2	6.6	6.1	12.7
FHLB advances	10.0	2.2	12.2	7.3	2.3	9.6
Other	0.7	1.0	1.7	0.3	0.7	1.0

Total	$12.3	$85.8	$98.1	$21.4	$51.9	$73.3

MINT — MINT is a secured aggregation vehicle that provides ResCap with financing for mortgage loans during the aggregation period and for warehouse lending receivables. MINT obtains financing through the issuance of asset-backed commercial paper and similar discounted notes (MITTENs), both of which were secured by the mortgage loans and warehouse lending receivables. On September 7, 2007, the remaining $50 million par value of Variable Rate Medium Term Note Series 2003-2 outstanding were defeased. As of September 30, 2007, there was no undefeased debt outstanding in MINT. During the fourth quarter of 2007, ResCap intends to terminate the MINT program, causing a reduction of liquidity to prior levels.

MINT I, LLC — MINT I, LLC was created during the second quarter of 2007. MINT I is an on-balance sheet secured aggregation vehicle that provides us with financing for mortgage loans during the aggregation period and for warehouse lending receivables. MINT I obtains financing through the issuance of extendable notes, which are secured by the mortgage loans and warehouse lending receivables. As of September 30, 2007, MINT I had uncommitted liquidity of approximately $25.0 billion with no extendable notes outstanding. Due to lack of investor appetite for mortgage-backed commercial paper and extendable notes in particular, MINT I stopped issuing extendable notes during the third quarter and it is unclear whether we will be able to use this program in the future. The underlying collateral has either been moved to other existing sources of liquidity (e.g. whole-loan repurchase agreements and secured aggregation facilities) or sold to third-party investors.

MINT II, LLC — MINT II, LLC was created during the third quarter of 2006. MINT II is a secured aggregation vehicle that provides us with financing for mortgage loans during the aggregation period and for warehouse lending receivables. MINT II obtains financing through the issuance of extendable notes that are secured by the mortgage loans and warehouse lending receivables. As of September 30, 2007, MINT II had uncommitted liquidity of $25.0 billion with no extendable notes outstanding. Due to lack of investor appetite for mortgage-backed commercial paper and extendable notes in particular, MINT II stopped issuing extendable notes during the third quarter, and it is unclear whether ResCap will be able to use this program in the future. The underlying collateral to satisfy terms of the agreement has either been moved to other existing sources of liquidity (e.g. whole-loan repurchase agreements and secured aggregation facilities) or sold to third party investors.

FHLB Advances — GMAC Bank has entered into an advances agreement with Federal Home Loan Bank (FHLB). Under the agreement, as of September 30, 2007 and December 31, 2006, GMAC Bank had assets pledged and restricted as collateral totaling $28.1 billion and $19.8 billion under the FHLB’s existing blanket lien on all GMAC Bank assets. However, the FHLB will allow GMAC Bank to encumber any assets restricted as collateral not needed to collateralize existing FHLB advances. As of September 30, 2007, and December 31, 2006, GMAC Bank had $14.5 and $10.1 billion of assets restricted as collateral that were available to be encumbered elsewhere.

Credit Ratings
Substantially all our debt has been rated by nationally recognized statistical rating organizations. The following table summarizes our current ratings and outlook by the respective nationally recognized rating agencies.

Rating	Commercial	Senior		Date of
agency	paper	debt	Outlook	Last Action

Fitch	B	BB+	Positive	March 13, 2007(a)
Moody’s	Not-Prime	Ba2	Negative	November 1, 2007(b)
S&P	B	BB+	Negative	November 1, 2007(c)
DBRS	R-3	BBB (low)	Watch-Negative	October 17, 2007(d)

(a)	Fitch affirmed the senior debt rating of BB+ and commercial paper rating of B on March 13, 2007. The outlook remained Positive.
(b)	Moody’s downgraded our senior debt to Ba2 from Ba1, affirmed the commercial paper rating of Not-Prime, and maintained the outlook at Negative on November 1, 2007.
(c)	Standard & Poor’s affirmed the senior debt rating of BB+ and commercial paper rating of B, and removed the rating from Watch-Negative on November 1, 2007.
(d)	DBRS affirmed the senior debt rating of BBB (low) and commercial paper rating of R3, and placed the rating on Watch-Negative on October 17, 2007.

In addition, ResCap, our indirect wholly owned subsidiary, has ratings (separate from GMAC) from the nationally recognized rating agencies. The following table summarizes ResCap’s current ratings and outlook by the respective agency.

Rating	Commercial	Senior		Date of
agency	paper	debt	Outlook	Last Action

Fitch	B	BB+	Under Review-Down	August 16, 2007(a)
Moody’s	Not-Prime	Ba3	Negative	November 1, 2007(b)
S&P	B	BB+	Negative	November 1, 2007(c)
DBRS	R-4	BB	Watch-Negative	October 17, 2007(d)

(a)	Fitch downgraded ResCap’s senior debt to BB+ from BBB, downgraded the commercial paper rating to B from F2, and changed the outlook to Under Review-Down from Negative on August 16, 2007.
(b)	Moody’s downgraded ResCap’s senior debt to Ba3 from Ba1, affirmed the commercial paper rating of Not-Prime, and maintained the outlook of Negative on November 1, 2007.
(c)	Standard & Poor’s downgraded ResCap’s senior debt to BB+ from BBB-, downgraded the commercial paper rating to B from A-3, and removed the rating from Watch-Negative and maintained the outlook at Negative on November 1, 2007.
(d)	DBRS downgraded ResCap’s senior debt to BB from BB (high), affirmed the commercial paper rating of R-4, and maintained the outlook at Watch-Negative on October 17, 2007.

Off-balance Sheet Arrangements

We use off-balance sheet entities as an integral part of our operating and funding activities. For further discussion of our use of off-balance sheet entities, refer to the Off-balance Sheet Arrangements section in our 2006 Annual Report on Form 10-K.

The following table summarizes assets carried off-balance sheet in these entities.

	September 30,	December 31,
($ in billions)	2007	2006

Securitization (a)
Retail finance receivables	$12.2	$8.2
Wholesale loans	16.9	19.9
Mortgage loans	138.5	121.7

Total securitization	167.6	149.8
Other off-balance sheet activities
Mortgage warehouse	0.4	0.3
Other mortgage	0.1	0.1

Total off-balance sheet activities	$168.1	$150.2

(a)	Includes only securitizations accounted for as sales under SFAS 140, as further described in Note 7 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K.

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

The words “anticipate,” “estimate,” “believe,” “expect,” “intend,” “may,” “plan,” “project,” “future” and “should” and any similar expressions are intended to identify forward-looking statements. Forward-looking statements involve a number of risks, uncertainties, and other factors, including (but not limited to) the Risk Factors described in Item 1A of our 2006 Annual Report on Form 10-K, as updated in subsequent reports on SEC Forms 10-Q and 8-K. Such factors include, among others, the following:

•	Rating agencies have recently downgraded their ratings for GMAC and ResCap, and there could be further downgrades in the future. Future downgrades would further adversely affect our ability to raise capital in the debt markets at attractive rates and increase the interest that we pay on our outstanding publicly traded notes, which could have a material adverse effect on our results of operations and financial condition.

•	Our business requires substantial capital, and if we are unable to maintain adequate financing sources, our profitability and financial condition will suffer and jeopardize our ability to continue operations.

•	The profitability and financial condition of our operations are dependent upon the operations of GM, and we have substantial credit exposure to GM.

•	Recent developments in the residential mortgage market, especially in the nonprime sector, may adversely affect our revenues, profitability, and financial condition.

•	The worldwide financial services industry is highly competitive. If we are unable to compete successfully or if there is increased competition in the automotive financing, mortgage, and/or insurance markets, or generally in the markets for securitizations or asset sales, our margins could be materially adversely affected.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our automotive financing, mortgage, and insurance activities give rise to market risk, representing the potential loss in the fair value of assets or liabilities caused by movements in market variables, such as interest rates, foreign-exchange rates, and equity prices. We are primarily exposed to interest rate risk arising from changes in interest rates related to financing, investing, and cash management activities. More specifically, we have entered into contracts to provide financing, to retain mortgage-servicing rights, and to retain various assets related to securitization activities all of which are exposed in varying degrees to changes in value due to movements in interest rates. Interest rate risk arises from the mismatch between assets and the related liabilities used for funding. We enter into various financial instruments, including derivatives, to maintain the desired level of exposure to the risk of interest rate fluctuations. Refer to Note 8 to our Condensed Consolidated Financial Statements for further information.

We are exposed to foreign-currency risk arising from the possibility that fluctuations in foreign-exchange rates will affect future earnings or asset and liability values related to our global operations. Our most significant foreign-currency exposures relate to the Euro, the Canadian dollar, the British pound sterling, Brazilian real, Mexican peso, and the Australian dollar.

We are also exposed to equity price risk, primarily in our Insurance operations, which invests in equity securities that are subject to price risk influenced by capital market movements. Our equity securities are considered investments and we do not enter into derivatives to modify the risks associated with our Insurance investment portfolio.

While the diversity of our activities from our complementary lines of business may partially mitigate market risk, we also actively manage this risk. We maintain risk management control systems to monitor interest rate, foreign-currency exchange rate, and equity price risks, and any of their related hedge positions. Positions are monitored using a variety of analytical techniques including market value, sensitivity analysis, and value at risk models.

Since December 31, 2006, there have been no material changes in these market risks. Refer to our Annual Report on Form 10-K for the year ended December 31, 2006, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, filed with the Securities and Exchange Commission, for further discussion on value at risk and sensitivity analysis.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on our evaluation and solely because of the previously disclosed material weakness in internal control over financial reporting related to our controls over the adherence to our formal change management control process and the preparation, review, and monitoring of the account reconciliation for a specific clearing account, GMAC’s Chief Executive and Chief Financial Officers each concluded that our disclosure controls and procedures were not effective as of September 30, 2007.

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In order to remediate this material weakness, we have implemented new controls and procedures to improve compliance with our formal change management process and increase the effectiveness of our managerial review over account reconciliations. Specifically, we have completed reconciliation training for employees, implemented an independent review of reconciliations, and enhanced monitoring and reporting controls over aged reconciling items. We have also required specific change management awareness training for corporate employees. A detailed program is in place to monitor, evaluate, and confirm the operating effectiveness of these enhanced controls during the remainder of 2007.

At December 31, 2006, management identified a material weakness related to our controls over our application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (SFAS 133). Subsequently, during 2007, management implemented enhancements to our internal controls over financial reporting with respect to the application of SFAS 133, including a number of enhancements to the hedge accounting policy and hedge documentation controls, to ensure that the application of hedge accounting for similar transactions satisfy the initial and periodic documentation as well as the hedge effectiveness assessment requirements of SFAS 133. Management has assessed the operating effectiveness of these enhanced internal controls and believes this material weakness has been remediated.

There were no changes in our internal controls over financial reporting other than those discussed above (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within GMAC have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against us. Please refer to the Legal Proceedings section in our 2006 Annual Report on Form 10-K, as supplemented by our March 31, 2007, and June 30, 2007, Forms 10-Q for additional information regarding pending legal proceedings.

Item 1A.	Risk Factors

Other than with respect to the risk factors provided below, there have been no material changes to the Risk Factors described in our 2006 Annual Report on Form 10-K and our June 30, 2007, Form 10-Q.

Risks Related to Our Business
Rating agencies have recently downgraded their ratings for GMAC and ResCap, and there could be further downgrades in the future. Future downgrades would further adversely affect our ability to raise capital in the debt markets at attractive rates and increase the interest that we pay on our outstanding publicly traded notes, which could have a material adverse effect on our results of operations and financial condition.

Substantially all of our unsecured debt has been rated by nationally recognized statistical rating organizations. Commencing late in 2001, concerns over the competitive and financial strength of our 49% owner GM resulted in a series of credit rating actions on our unsecured debt concurrent with a series of credit actions that downgraded the credit rating on GM’s debt. More recently, there have been a series of negative credit rating actions that have resulted from the impact of the current difficulties in the residential mortgage market on ResCap’s business. As a result of these actions, our unsecured borrowing spreads widened significantly over the past several years substantially reducing our access to the unsecured debt markets and impacting our overall cost of borrowing.

Future downgrades of our credit ratings would further increase borrowing costs and constrain our access to unsecured debt markets, including capital markets for retail debt, and as a result, would negatively affect our business. In addition, future downgrades of our credit ratings could increase the possibility of additional terms and conditions being added to any new or replacement financing arrangements, as well as impact elements of certain existing secured borrowing arrangements.

Our business requires substantial capital, and if we are unable to maintain adequate financing sources, our profitability and financial condition will suffer and jeopardize our ability to continue operations.

Our liquidity and ongoing profitability are, in large part, dependent upon our timely access to capital and the costs associated with raising funds in different segments of the capital markets. Currently, our primary sources of financing include public and private securitizations and whole-loan sales. To a lesser extent, we also use institutional unsecured term debt, commercial paper, and retail debt offerings. Reliance on any one source can change going forward.

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

Recent developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to nonprime assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products. As a result, ResCap’s liquidity will continue to be negatively impacted by margin calls, changes to advance rates on its secured facilities, and loss of further asset-backed commercial paper conduit financing capacity. One consequence of this funding reduction is that ResCap may decide to retain interests in securitized mortgage pools that in other circumstances it would sell to investors, and ResCap will have to secure additional financing for these retained interests. If ResCap is unable to secure sufficient financing for them, or if there is further general deterioration of liquidity for mortgage products, it will adversely impact ResCap’s business. If ResCap is unable to maintain adequate financing or if other sources of capital are not available, it could be forced to suspend, curtail, or reduce certain aspects of its operations, which could harm ResCap’s revenues, profitability, financial condition, and business prospects.

Furthermore, we utilize asset and mortgage securitizations and sales as a critical component of our diversified funding strategy. Several factors could affect our ability to complete securitizations and sales, including conditions in the securities markets generally, conditions in the asset- or mortgage-backed securities markets, the credit quality and performance of our contracts and loans, our ability to service our contracts and loans, and a decline in the ratings given to securities previously issued in our securitizations. Any of these factors could negatively affect the pricing of our securitizations and sales, resulting in lower proceeds from these activities.

Recent developments in the residential mortgage market may adversely affect our revenues, profitability, and financial condition.

Recently, the residential mortgage market in the United States and Europe has experienced a variety of difficulties and changed economic conditions that adversely affected our earnings and financial condition in the fourth quarter of 2006 and the first nine months of 2007. Delinquencies and losses with respect to ResCap’s nonprime mortgage loans increased significantly and may continue to increase. Housing prices in many U.S. states have also declined or stopped appreciating, after extended periods of significant appreciation. In addition, the liquidity provided to the nonprime sector has recently been significantly reduced, which has caused ResCap’s nonprime mortgage production to decline, and such declines may continue. Similar trends are emerging beyond the nonprime sector, especially at the lower end of the prime credit quality scale, and may have a similar effect on ResCap’s related liquidity needs and businesses in the United States and Europe. These trends have resulted in significant write-downs to ResCap’s mortgage loans held for sale portfolio and additions to allowance for loan losses for its mortgage loans held for investment and warehouse lending receivables portfolios. The lack of liquidity may also have the effect of reducing the margin available to ResCap in its sales and securitizations of nonprime mortgage loans.

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

Certain government regulators have observed these issues involving nonprime mortgages and have indicated an intention to review the mortgage loan programs. To the extent that regulators restrict the volume, terms, and/or type of nonprime mortgage loans, the liquidity of our nonprime mortgage loan production and our profitability from nonprime mortgage loans could be negatively impacted. Such activity could also negatively impact our Warehouse Lending volumes and profitability.

The events surrounding the nonprime segment have forced certain originators to exit the market. Such activities may limit the volume of nonprime mortgage loans available for us to acquire and/or our Warehouse Lending volumes, which could negatively impact our profitability.

These events, alone or in combination, may contribute to higher delinquency rates, reduce origination volumes, or reduce Warehouse Lending volumes at ResCap. These events could adversely affect our revenues, profitability, and financial condition.

We have concluded that material weaknesses exist in the design and operation of our internal controls as of September 30, 2007, which, if our remediation efforts fail, could result in material misstatements in our financial statements in future periods.

We have concluded that material weaknesses exist in the design and operation of our internal controls as of September 30, 2007. A material weakness is defined by the Public Company Accounting Oversight Board as a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses are described above under Part I. Item 4. Controls and Procedures.

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

Effective November 1, 2007, FIM Holdings and GM Finance Co. Holdings LLC (GM Finance) executed an amendment to the GMAC Amended and Restated Limited Liability Company Operating Agreement (the Amendment) that resulted in certain modifications to GMAC’s capital structure.

Prior to the Amendment, GMAC had authorized and outstanding 51,000 Class A Membership Interests (Class A Interests), all held by FIM Holdings, and 49,000 Class B Membership Interests (Class B Interests), all held by GM Finance. The Class A Interests and Class B Interests are collectively referred to as our “Common Equity Interests”, and each has equal rights and preferences in GMAC assets. GMAC further had authorized and outstanding 2,110,000 Preferred Membership Interests, 555,000 of which were held by FIM Holdings (the FIM Preferred Interests), and 1,555,000 of which were held by GM Preferred Finance Co. Holdings Inc. (the GM Preferred Interests). The Amendment resulted in the conversion of 100% of the FIM Preferred Interests into 4,072 additional Class A Membership Interests and the conversion of 533,236 of the GM Preferred Interests into 3,912 additional Class B Membership Interests (collectively, the Conversions). Following the Conversions, FIM Holdings continues to hold 51% of GMAC’s Common Equity Interests, and GM Finance and GM Preferred Finance Co. Holdings Inc. collectively hold 49% of GMAC’s Common Equity Interests. The converted Preferred Interests have been cancelled and are no longer available for issuance. All other terms and conditions related to the Common Equity Interests and the remaining GM Preferred Interests remain unchanged. The Amendment is included as Exhibit 3.2 to this Form 10-Q.

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of GMAC security holders:

•	Effective August 9, 2007, FIM Holdings LLC and GM Finance Co. Holdings LLC, the holders of 100% of GMAC Class A Membership Interests and Class B Membership Interests, respectively (collectively, the GMAC Common Holders) approved by joint unanimous written consent the nonpayment of the Distributable Amount to the Common Holders (as those terms are defined in the Amended and Restated Limited Liability Company Operating Agreement of GMAC LLC (the Operating Agreement));

•	Effective August 23, 2007, the GMAC Common Holders approved by joint unanimous written consent (i) the retroactive and prospective waiver of the notice requirements in Section 14.3 of the Operating Agreement with respect to financial reports, business plans and budgets to be provided by GMAC pursuant to Section 4.5 and Section 4.7 of the Operating Agreement (the Reports); and (ii) the electronic transmission as an acceptable means of delivery of the Reports;

•	Effective September 17, 2007, the GMAC Common Holders approved by joint unanimous written consent (i) Amendment No. 2 to the Operating Agreement, which is filed as Exhibit 3.1 to this Form 10-Q; and (ii) the delegation of certain matters to the Special Executive Committee of the GMAC Board; and

•	Effective November 1, 2007, the GMAC Common Holders approved by joint unanimous written consent Amendment No. 3 to the Operating Agreement, which is filed as Exhibit 3.2 to this Form 10-Q.

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 7th day of November 2007.

GMAC LLC
(Registrant)

/s/  Sanjiv Khattri
Sanjiv Khattri
Executive Vice President and
Chief Financial Officer

/s/  David J. DeBrunner
David J. DeBrunner
Vice President and Corporate Controller

INDEX OF EXHIBITS

Exhibit	Description	Method of Filing

3.1	Amendment No. 2 to the Amended and Restated Limited Liability Company Operating Agreement of GMAC LLC dated September 17, 2007	Filed herewith.
3.2	Amendment No. 3 to the Amended and Restated Limited Liability Company Operating Agreement of GMAC LLC dated November 1, 2007	Filed herewith.
12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

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