Form 10-K
period 2007-12-31
GMAC LLC
filed 2008-02-27
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number: 1-3754

GMAC LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-0572512 (I.R.S. Employer Identification No.)

200 Renaissance Center
P.O. Box 200 Detroit, Michigan
48265-2000
(Address of principal executive offices)
(Zip Code)

(313) 556-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act (all listed on the New York Stock Exchange):

Title of each class

8 7/8% Notes due June 1, 2010	7.30% Public Income Notes (PINES) due March 9, 2031
6.00% Debentures due April 1, 2011	7.35% Notes due August 8, 2032
10.00% Deferred Interest Debentures due December 1, 2012	7.25% Notes due February 7, 2033
10.30% Deferred Interest Debentures due June 15, 2015	7.375% Notes due December 16, 2044

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Aggregate market value of voting and nonvoting common equity held by nonaffiliates: Not applicable, as GMAC LLC has no publicly traded equity securities.

Documents incorporated by reference. None.

INDEX
GMAC LLC • Form 10-K

Part I
GMAC LLC • Form 10-K

Item 1. Business

General
Founded in 1919 as a wholly owned subsidiary of General Motors Corporation (General Motors or GM), GMAC was originally established to provide GM dealers with the automotive financing necessary to acquire and maintain vehicle inventories and to provide retail customers the means by which to finance vehicle purchases through GM dealers. On November 30, 2006, GM sold a 51% interest in us for approximately $7.4 billion (the Sale Transactions) to FIM Holdings LLC (FIM Holdings), an investment consortium led by Cerberus FIM Investors, LLC, the sole managing member. The consortium also includes Citigroup Inc., Aozora Bank Ltd., and a subsidiary of The PNC Financial Services Group, Inc. The terms “GMAC”, “the company”, “we”, and “us” refer to GMAC LLC and its subsidiaries as a consolidated entity, except where it is clear that the terms mean only GMAC LLC.

Our Business
GMAC is a leading, independent, globally diversified, financial services firm with approximately $248 billion of assets and operations in approximately 40 countries. Our products and services have expanded beyond automotive financing as we currently operate in the following primary lines of business — Global Automotive Finance, Mortgage (Residential Capital, LLC or ResCap), and Insurance. The following table reflects the primary products and services offered by each of our lines of businesses.

Global Automotive Finance
We are one of the world’s largest automotive financing companies with operations in approximately 40 countries. Our automotive finance business extends automotive financing services primarily to franchised GM dealers and their customers through two reportable segments — North American Automotive Finance operations and International Automotive Finance operations.

Through our Automotive Financing operations, we:

•	Provide consumer automotive financing products and services, including purchasing or originating, selling and securitizing automotive contracts and leases with retail customers primarily from GM and GM-affiliated dealers, and performing servicing activities, such as collection and processing related to those contracts and leases;

•	Provide automotive dealer financing products and services, including financing the purchases of new and used vehicles

GMAC LLC • Form 10-K

by dealers, making loans or extending revolving lending facilities for other purposes to dealers, subsequently selling and securitizing automotive dealer receivables and loans, and servicing and monitoring such financing;

•	Provide fleet financing to automotive dealers and others for the purchase of vehicles they lease or rent to others;

•	Provide full-service individual leasing and fleet leasing products, including maintenance, fleet, and accident management services, as well as fuel programs, short-term vehicle rental, and title and licensing services;

•	Provide vehicle remarketing services for dealer and fleet customers; and

•	Hold a portfolio of automotive contracts, leases, and automotive dealer finance receivables for investment or sale, together with interests retained from our securitization activities.

ResCap
We are a leading real estate finance company focused primarily on the residential real estate market.

Through our ResCap operations, we:

•	Originate, purchase, sell, and securitize residential mortgage loans primarily in the United States, as well as internationally;

•	Provide primary and master servicing to investors in our residential mortgage loans and securitizations;

•	Provide collateralized lines of credit, which we refer to as warehouse lending facilities, to other originators of residential mortgage loans;

•	Hold a portfolio of residential mortgage loans for investment or sale together with interests retained from our securitization activities;

•	Provide bundled real estate services, including real estate brokerage services, full-service relocation services, mortgage closing services, and settlement services; and

•	Provide specialty financing and equity capital to residential land developers and homebuilders, and resort and time-share developers.

We are currently investigating various strategic alternatives related to all aspects of the ResCap business. These strategic alternatives include potential acquisitions as well as dispositions, alliances, and joint ventures with a variety of third parties with respect to some of ResCap’s business.

Insurance
We offer automobile service contracts, personal automobile insurance coverages (ranging from preferred to nonstandard risk), selected commercial insurance coverages, and other consumer products, as well as provide certain reinsurance coverages.

Through our Insurance operations, we:

•	Provide automotive extended service and maintenance contracts through automobile dealerships, primarily GM dealers in the United States and Canada, and similar products outside North America;

•	Provide automobile physical damage insurance and other insurance products to dealers in the United States and internationally;

•	Offer property and casualty reinsurance programs primarily to regional direct insurance companies in the United States and internationally;

•	Offer vehicle and home insurance in the United States and internationally through a number of distribution channels, including independent agents, affinity groups, and the internet; and

•	Invest proceeds from premiums and other revenue sources in an investment portfolio from which payments are made as claims are settled.

Industry and Competition
Global Automotive Finance
The consumer automotive finance market is one of the largest consumer finance segments in the United States. The industry is generally segmented according to the type of vehicle sold (new versus used) and the buyer’s credit characteristics (prime or nonprime). In 2007 and 2006, we purchased or originated $62.7 billion and $60.7 billion, respectively, of consumer automotive retail and lease contracts. For purposes of discussion in this section, the loans related to our automotive lending activities are referred to as retail contracts.

The consumer automotive finance business is largely dependent on new vehicle sales volumes, manufacturers’ promotions, and the overall macroeconomic environment. Competition tends to intensify when vehicle production decreases. Because of our exclusive partnership with GM, our penetration of GM volumes generally increases when GM uses subvented or subsidized financing rates as a part of its promotion program. In conjunction with the Sale Transactions, GM agreed to continue to provide vehicle financing and leasing incentives exclusively through us for a 10-year period, which ends in November 2016.

The consumer automotive finance business is highly competitive. We face intense competition from large suppliers of consumer automotive finance, which include captive automotive finance companies, large national banks, and consumer finance companies. In addition, we face

GMAC LLC • Form 10-K

competition from smaller suppliers, including regional banks, savings and loans associations, and specialized providers, such as local credit unions. Some of our larger competitors have access to significant capital and other resources. Many of these same competitors are able to access capital at a lower cost than we are. Smaller suppliers often have a dominant position in a specific region or niche segment, such as used vehicle finance or nonprime customers.

Commercial financing competitors primarily consist of other manufacturer’s affiliated finance companies, independent commercial finance companies, and national and regional banks. Refer to Risk Factors in Item 1A for further discussion.

ResCap
During most of 2007, the domestic and international mortgage and capital markets experienced severe and increasing dislocation. The market dislocation, which continues to persist into 2008, is evidenced by many developments including:

•	A significant reduction in most nonconforming loan production, which adversely impacted profitability and operational stability of most mortgage lenders;

•	A severe reduction in overall liquidity to the entire residential real estate finance sector from many sources, including continued disruption of the nonconforming term securitization markets and asset-backed commercial paper markets;

•	Aggressive management of credit exposure on existing facilities by liquidity providers as evidenced by, among other things, increased margin calls and decreased advance rates;

•	Significant increases in repurchase requests due to alleged breaches of representations and warranties or early payment defaults;

•	Increased bankruptcy and business failure of many mortgage market participants as well as consolidation among mortgage industry participants, which impacts access to mortgage products and profits within a sector of fewer, more sophisticated participants; and

•	Greater regulation imposed on the industry, resulting in increased costs and the need for higher levels of specialization.

These developments have adversely impacted ResCap and many of their competitors. A significant decline in mortgage loan production and increased repurchase demands have negatively impacted the profitability of many mortgage lenders and undermined their operational stability. In addition, the continued tightening (or loss) of liquidity and increase in the cost of capital to the residential real estate finance market has reduced the number of industry participants that are able to effectively compete. To compete effectively in this environment requires a very high level of operational, technological, and managerial expertise, as well as access to cost-effective capital.

Large and sophisticated financial institutions dominate the residential real state finance industry. The largest 30 mortgage lenders combined had a 93% share of the residential mortgage loan origination market as of December 31, 2007, up from 61% as of December 31, 1999. Continued consolidation in the residential mortgage loan origination market may adversely impact business in several respects, including increased pressure on pricing or a reduction in our sources of mortgage loan production if originators are purchased by competitors. This consolidation trend has carried over to the loan servicing side of the mortgage business. The top 30 residential mortgage servicers combined had a 73% share of the total residential mortgages outstanding as of December 31, 2007, up from 58% as of December 31, 1999.

Prime credit quality mortgage loans are the largest component of the residential mortgage market in the United States with loans conforming to the underwriting standards of Fannie Mae and Freddie Mac, Veterans’ Administration-guaranteed loans, and loans insured by the Federal Housing Administration representing a significant portion of all U.S. residential mortgage production.

A source of capital for the residential real estate finance industry is warehouse lending. These facilities provide funding to mortgage loan lenders and originators until the loans are sold to investors in the secondary mortgage loan market. We face competition in our warehouse lending operations from banks and other warehouse lenders, including investment banks and other financial institutions.

Our mortgage business operates in a highly competitive environment and faces significant competition from commercial banks, savings institutions, mortgage companies, and other financial institutions. In addition, ResCap earnings are subject to volatility due to seasonality inherent in the mortgage banking industry and volatility in interest rate markets.

Insurance
We operate in a highly competitive environment and face significant competition from insurance carriers, reinsurers, third-party administrators, brokers, and other insurance-related companies. Competitors in the property and casualty markets in which we operate consist of large multiline companies and smaller specialty carriers. Our competitors sell directly to customers through the mail, the internet, or agency sales forces. None of the companies in this market, including us, holds a dominant overall position in these markets.

GMAC LLC • Form 10-K

Through our Insurance operations, we provide automobile and homeowners insurance, automobile mechanical protection, reinsurance, and commercial insurance. We primarily operate in the United States; however, we also have operations throughout Europe, Latin America, Asia-Pacific, Canada, and Mexico.

Factors affecting our consumer products business include overall demographic trends that affect the volume of vehicle owners requiring insurance policies, as well as claims behavior. Since the business is highly regulated in the United States by state insurance agencies and primarily by national regulators outside the United States, differentiation is largely a function of price and service quality. In addition to pricing policies, profitability is a function of claims costs as well as investment income. Although the industry does not experience significant seasonal trends, it can be negatively affected by extraordinary weather conditions that can affect frequency and severity of automobile claims. Our automotive extended service contract business is dependent on new vehicle sales, market penetration, and the warranty coverage offered by automotive manufacturers.

The Insurance operations are subject to increased competition that can result in price erosion in the personal automobile and commercial insurance products. In addition, future performance can be affected by extreme weather events that can affect frequency and severity of automobile and other contract claims.

Although we expect that contract volumes will grow, we are unable to predict if market-pricing pressures will adversely affect future performance.

Certain Regulatory Matters
We are subject to various regulatory, financial, and other requirements of the jurisdictions in which our businesses operate. Following is a description of some of the primary regulations that affect our business.

International Banks and Finance Companies
Certain of our foreign subsidiaries operate in local markets as either banks or regulated finance companies and are subject to regulatory restrictions, including Financial Services Authority (FSA) requirements. These regulatory restrictions, among other things, require that our subsidiaries meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. As of December 31, 2007, compliance with these various regulations has not had a material adverse effect on our consolidated financial position, results of operations, or cash flows. Total assets in regulated international banks and finance companies approximated $17.7 billion and $15.5 billion as of December 31, 2007 and 2006, respectively.

U.S. Mortgage Business
Our U.S. mortgage business is subject to extensive federal, state, and local laws, rules, and regulations, as well as judicial and administrative decisions that impose requirements and restrictions on this business. As a Federal Housing Administration lender, our U.S. mortgage business is required to submit audited financial statements to the Department of Housing and Urban Development on an annual basis. It is also subject to examination by the Federal Housing Commissioner to assure compliance with Federal Housing Administration regulations, policies, and procedures. The federal, state, and local laws, rules, and regulations to which our U.S. mortgage business is subject, among other things, impose licensing obligations and financial requirements; limit the interest rates, finance charges, and other fees that can be charged; regulate the use of credit reports and the reporting of credit information; impose underwriting requirements; regulate marketing techniques and practices; require the safeguarding of nonpublic information about customers; and regulate servicing practices, including the assessment, collection, foreclosure, claims handling, and investment and interest payments on escrow accounts.

Depository Institutions
GMAC Bank, which provides services to both our North American Automotive Finance and ResCap operations, is licensed as an industrial bank pursuant to the laws of Utah, and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC). GMAC is required to file periodic reports with the FDIC concerning its financial condition. Assets in GMAC Bank approximated $28.4 billion and $20.2 billion as of December 31, 2007 and 2006, respectively.

Furthermore, our Global Automotive Finance and ResCap operations have subsidiaries that are required to maintain regulatory capital requirements under agreements with Freddie Mac, Fannie Mae, Ginnie Mae, the Department of Housing and Urban Development, the Utah State Department of Financial Institutions, and the Federal Deposit Insurance Corporation.

Insurance Companies
Our Insurance operations are subject to certain minimum aggregate capital requirements, net asset and dividend restrictions under applicable state insurance laws, and the rules and regulations promulgated by the Financial Services Authority in England, the Office of the Superintendent of Financial Institutions of Canada, the National Insurance and Bonding Commission of Mexico, and the Financial Industry Regulatory Authority. Under the various state insurance regulations, dividend distributions may be made only from statutory unassigned surplus, with approvals required from

GMAC LLC • Form 10-K

the state regulatory authorities for dividends in excess of certain statutory limitations.

As previously disclosed on a Form 8-K filed October 27, 2005, Securities and Exchange Commission (SEC) and federal grand jury subpoenas have been served on our entities in connection with industry-wide investigations into practices in the insurance industry relating to loss mitigation insurance products such as finite risk insurance. The investigations are ongoing and we have cooperated with the investigation.

Other Regulations
Some of the other more significant regulations that GMAC is subject to include:

Privacy — The Gramm-Leach-Bliley Act imposes additional obligations on us to safeguard the information we maintain on our customers and permits customers to “opt-out” of information sharing with third parties. Regulations have been enacted by several agencies that establish obligations to safeguard information. In addition, several states have enacted even more stringent privacy legislation. If a variety of inconsistent state privacy rules or requirements are enacted, our compliance costs could increase substantially.

Fair Credit Reporting Act — The Fair Credit Reporting Act provides a national legal standard for lenders to share information with affiliates and certain third parties and to provide firm offers of credit to consumers. In late 2003, the Fair and Accurate Credit Transactions Act was enacted, making this preemption of conflicting state and local laws permanent. The Fair Credit Reporting Act was also amended to place further restrictions on the use of information sharing between affiliates, to provide new disclosures to consumers when risk-based pricing is used in the credit decision, and to help protect consumers from identity theft. All of these new provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

Employees
We had approximately 26,700 and 31,400 employees worldwide as of December 31, 2007 and 2006, respectively.

Additional Information
A description of our lines of business, along with the results of operations for each segment and the products and services offered, are contained in the individual business operations sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, which begins on page 20. Financial information related to reportable segments and geographic areas is provided in Note 23 to the Consolidated Financial Statements.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K (and amendments to these reports) are available on our internet website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. These reports are available at www.gmacfs.com, under United States, Investor Relations, Annual Review, and SEC Filings. These reports can also be found on the SEC website located at www.sec.gov.

Item 1A. Risk Factors

Because of the following factors, as well as other factors affecting our operating results and financial condition, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business
Rating agencies have recently downgraded their ratings for GMAC and ResCap, and there could be further downgrades in the future. Future downgrades would further adversely affect our ability to raise capital in the debt markets at attractive rates and increase the interest that we pay on new borrowings, which could have a material adverse effect on our results of operations and financial condition.

Each of Standard & Poor’s Rating Services; Moody’s Investors Service, Inc.; Fitch, Inc.; and Dominion Bond Rating Service rate our debt. There have been a series of recent negative credit rating actions, and all of these agencies currently maintain a negative outlook with respect to our ratings. Ratings reflect the rating agencies’ opinions of our financial strength, operating performance, strategic position, and ability to meet our obligations. Agency ratings are not a recommendation to buy, sell, or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.

Future downgrades of our credit ratings would further increase borrowing costs and constrain our access to unsecured debt markets, including capital markets for retail debt and, as a result, would negatively affect our business. In addition, future downgrades of our credit ratings could increase the possibility of additional terms and conditions being added to any new or replacement financing arrangements, as well as impact elements of certain existing secured borrowing arrangements.

GMAC LLC • Form 10-K

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

ResCap’s liquidity may also be adversely affected by margin calls under certain of its secured credit facilities that are dependent in part on the lenders’ valuation of the collateral securing the financing. Each of these credit facilities allows the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market values. If a lender determines that the value of the collateral has decreased, it may initiate a margin call requiring ResCap to post additional collateral to cover the decrease. When ResCap is subject to such a margin call, it must provide the lender with additional collateral or repay a portion of the outstanding borrowings with minimal notice. Any such margin call could harm ResCap’s liquidity, results of operation, financial condition, and business prospects. Additionally, in order to obtain cash to satisfy a margin call, ResCap may be required to liquidate assets at a disadvantageous time, which could cause it to incur further losses and adversely affect its results of operations and financial condition.

Recent developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to nonprime assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products. As a result, ResCap’s liquidity will continue to be negatively impacted by margin calls and changes to advance rates on its secured facilities. One consequence of this funding reduction is that ResCap may decide to retain interests in securitized mortgage pools that, in other circumstances, it would sell to investors, and ResCap will have to secure additional financing for these retained interests. If ResCap is unable to secure sufficient financing for them or if there is further general deterioration of liquidity for mortgage products, it will adversely impact ResCap’s business. In addition, a number of ResCap’s financing facilities have relatively short terms, typically one year or less, and a number of facilities are scheduled to mature during 2008. Though ResCap has generally been able to renew maturing facilities when needed to fund its operations, in recent months counterparties have often negotiated more conservative terms. Such terms have included, among other things, shorter maturities upon renewal, lower overall borrowing limits, lower ratios of funding to collateral value for secured facilities, and higher borrowing costs. There can be no assurance that ResCap will be able to renew maturing credit facilities on favorable terms, or at all. If ResCap is unable to maintain adequate financing or if other sources of capital are not available, it could be forced to suspend, curtail, or reduce certain aspects of its operations, which could harm ResCap’s revenues, profitability, financial condition, and business prospects.

Furthermore, we utilize asset and mortgage securitizations and sales as a critical component of our diversified funding strategy. Several factors could affect our ability to complete securitizations and sales, including conditions in the securities markets generally, conditions in the asset- or mortgage-backed securities markets, the credit quality and performance of our contracts and loans, our ability to service our contracts and loans, and a decline in the ratings given to securities previously issued in our securitizations. Any of these factors could negatively affect our ability to fund in these markets and the pricing of our securitizations and sales, resulting in lower proceeds from these activities.

Recent developments in the residential mortgage market may continue to adversely affect our revenues, profitability, and financial condition.

Recently, the residential mortgage markets in the United States and Europe have experienced a variety of difficulties and changed economic conditions that adversely affected our earnings and financial condition in the fourth quarter of 2006 and through 2007. Delinquencies and losses with respect to ResCap’s nonprime mortgage loans increased significantly and may continue to increase. Housing prices in many parts of the United States and the United Kingdom have also declined or stopped appreciating, after extended periods of significant appreciation. In addition, the liquidity provided to the mortgage sector has recently been significantly reduced. This liquidity reduction combined with ResCap’s decision to

GMAC LLC • Form 10-K

reduce its exposure to the nonprime mortgage market caused its nonprime mortgage production to decline, and such declines may continue. Similar trends are emerging beyond the nonprime sector, especially at the lower end of the prime credit quality scale, and may have a similar effect on ResCap’s related liquidity needs and businesses in the United States and Europe. These trends have resulted in significant write-downs to ResCap’s mortgage loans held for sale portfolio and additions to allowance for loan losses for its mortgage loans held for investment and warehouse lending receivables portfolios. A continuation of these trends may continue to adversely affect our financial condition and results of operations.

Another factor that may result in higher delinquency rates on mortgage loans held for sale and investment and on mortgage loans that underlie interests from securitizations is the scheduled increase in monthly payments on adjustable rate mortgage loans. Borrowers with adjustable rate mortgage loans are being exposed to increased monthly payments when the related mortgage interest rate adjusts upward under the terms of the mortgage loan from the initial fixed rate or a low introductory rate, as applicable, to the rate computed in accordance with the applicable index and margin. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans.

Borrowers seeking to avoid these increased monthly payments by refinancing their mortgage loans may no longer be able to find available replacement loans at comparably low interest rates. A decline in housing prices may also leave borrowers with insufficient equity in their homes to permit them to refinance. In addition, these mortgage loans may have prepayment premiums that inhibit refinancing. Furthermore, borrowers who intend to sell their homes on or before the expiration of the fixed-rate periods on their mortgage loans may find that they cannot sell their properties for an amount equal to or greater than the unpaid principal balance of their loans. These events, alone or in combination, may contribute to higher delinquency rates.

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

The credit rating agencies that rate most classes of ResCap’s mortgage securitization transactions establish criteria for both security terms and the underlying mortgage loans. Recent deterioration in the residential mortgage market in the United States and internationally, especially in the nonprime sector, has led the rating agencies to increase their required credit enhancement for certain loan features and security structures. These changes, and any similar changes in the future, may reduce the volume of securitizable loans ResCap is able to produce in a competitive market. Similarly, increased credit enhancement to support ratings on new securities may reduce the profitability of ResCap’s mortgage securitization operations and, accordingly, its overall profitability and financial condition.

Our indebtedness and other obligations are significant and could materially adversely affect our business.

We have a significant amount of indebtedness. As of December 31, 2007, we had approximately $193 billion in principal amount of indebtedness outstanding. Interest expense on our indebtedness constitutes approximately 70% of our total financing revenues. In addition, under the terms of our current indebtedness, we have the ability to create additional unsecured indebtedness. If our debt payments increase, whether due to the increased cost of existing indebtedness or the incurrence of additional indebtedness, we may be required to dedicate a significant portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, which would reduce the funds available for other purposes. Our indebtedness also could limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

The profitability and financial condition of our operations are dependent upon the operations of General Motors Corporation.

A significant portion of our customers are those of GM, GM dealers, and GM-related employees. As a result, various aspects of GM’s business, including changes in the

GMAC LLC • Form 10-K

production or sale of GM vehicles, the quality or resale value of GM vehicles, the use of GM marketing incentives, GM’s relationships with its key suppliers, the United Auto Workers and other labor unions, and other factors impacting GM or its employees could significantly affect our profitability and financial condition.

We provide vehicle financing through purchases of retail automotive and lease contracts with retail customers of primarily GM dealers. We also finance the purchase of new and used vehicles by GM dealers through wholesale financing, extend other financing to GM dealers, provide fleet financing for GM dealers to buy vehicles they rent or lease to others, provide wholesale vehicle inventory insurance to GM dealers, provide automotive extended service contracts through GM dealers, and offer other services to GM dealers. In 2007, our shares of GM retail sales and sales to dealers were 35% and 82%, respectively, in markets where GM operates. As a result, GM’s level of automobile production and sales directly impacts our financing and leasing volume, the premium revenue for wholesale vehicle inventory insurance, the volume of automotive extended service contracts, and the profitability and financial condition of the GM dealers to whom we provide wholesale financing, term loans, and fleet financing. In addition, the quality of GM vehicles affects our obligations under automotive extended service contracts relating to such vehicles. Further, the resale value of GM vehicles, which may be impacted by various factors relating to GM’s business such as brand image or the number of new GM vehicles produced, affects the remarketing proceeds we receive upon the sale of repossessed vehicles and off-lease vehicles at lease termination.

GM utilizes various rate, residual value, and other financing incentives from time to time. The nature, timing, and extent of GM’s use of incentives has a significant impact on our consumer automotive financing volume and our share of GM’s retail sales, which we refer to as our penetration level. For example, GM held a 72-hour promotion during July 2006 in which we offered retail contracts at 0% financing for 72 months. Primarily because of this promotion, we experienced a significant increase in our consumer automotive financing penetration levels during the third quarter of 2006. GM has provided financial assistance and incentives to its franchised dealers through guarantees, agreements to repurchase inventory, equity investments, and subsidies that assist dealers in making interest payments to financing sources. These financial assistance and incentive programs are provided at the option of GM, and they may be terminated in whole or in part at any time. While the financial assistance and incentives do not relieve the dealers from their obligations to us or their other financing sources, if GM were to reduce or terminate any of their financial assistance and incentive programs, the timing and amount of payments from GM-franchised dealers to us may be adversely affected.

We have substantial credit exposure to General Motors Corporation.

We have entered into various operating and financing arrangements with GM. As a result of these arrangements, we have substantial credit exposure to GM. However, as part of the Sale Transactions, this credit exposure has been reduced because of the termination of various intercompany credit facilities. In addition, certain unsecured exposure to GM entities in the United States has been contractually capped at $1.5 billion (actual exposure of $514 million at December 31, 2007).

As a marketing incentive GM may sponsor residual support programs for retail leases as a way to lower customer’s monthly payments. Under residual support programs, the contractual residual value is adjusted above GMAC’s standard residual rates. At lease origination, GM pays us the present value of the estimated amount of residual support it expects to owe at lease termination. When the lease terminates, GM makes a “true-up” payment to us if the estimated residual support payment is too low. Similarly, we make a true-up payment to GM if the estimated residual payment is too high and GM overpaid GMAC. Additionally, under what we refer to as lease “pull-ahead” programs, customers are encouraged to terminate leases early in conjunction with the acquisition of a new GM vehicle. As part of these programs, we waive all or a portion of the customer’s remaining payment obligation under the current lease. Under most programs, GM compensates us for the foregone revenue from the waived payments. Since these programs generally accelerate our remarketing of the vehicle, the resale proceeds are typically higher than otherwise would have been realized had the vehicle been remarketed at lease contract maturity. The reimbursement from GM for the foregone payments is, therefore, reduced by the amount of this benefit. GM makes estimated payments to us at the end of each month in which customers have pulled their leases ahead. As with residual support payments, these estimates are trued-up once all the vehicles that could have been pulled ahead have terminated and been remarketed. To the extent that the original estimates were incorrect, GM or GMAC may be obligated to pay each other the difference, as appropriate under the lease pull-ahead programs. GM is also responsible for risk sharing on returned lease vehicles in the United States and Canada whose resale proceeds are below standard residual values (limited to a floor). In addition, GM may sponsor rate support programs, which offer rates to customers below the standard market rates at which we purchase retail contracts (such as 0% financing). Under rate support programs, GM is obligated to pay us the present value of the difference between the customer rate and our standard rates. The amount of this payment is determined on

GMAC LLC • Form 10-K

a monthly basis based on subvented contract originations in a given month, and payment for GM’s rate support obligation is due to us on the 15th of each following month.

Historically GM has made all payments related to these programs and arrangements on a timely basis. However, if GM is unable to pay, fails to pay, or is delayed in paying these amounts, our profitability, financial condition, and cash flow could be adversely affected.

Our earnings may decrease because of increases or decreases in interest rates.

Our profitability is directly affected by changes in interest rates. The following are some of the risks we face relating to an increase in interest rates:

•	Rising interest rates will increase our cost of funds.

•	Rising interest rates may reduce our consumer automotive financing volume by influencing consumers to pay cash for, as opposed to financing, vehicle purchases.

•	Rising interest rates generally reduce our residential mortgage loan production as borrowers become less likely to refinance, and the costs associated with acquiring a new home becomes more expensive.

•	Rising interest rates will generally reduce the value of mortgage and automotive financing loans and contracts and retained interests and fixed income securities held in our investment portfolio.

We are also subject to risks from decreasing interest rates. For example, a significant decrease in interest rates could increase the rate at which mortgages are prepaid, which could require us to write down the value of our retained interests. Moreover, if prepayments are greater than expected, the cash we receive over the life of our mortgage loans held for investment, and our retained interests would be reduced. Higher-than-expected prepayments could also reduce the value of our mortgage servicing rights and, to the extent the borrower does not refinance with us, the size of our servicing portfolio. Therefore, any such changes in interest rates could harm our revenues, profitability, and financial condition.

Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates and could affect our profitability and financial condition, as could our failure to comply with hedge accounting principles and interpretations.

We employ various economic hedging strategies to mitigate the interest rate and prepayment risk inherent in many of our assets and liabilities. Our hedging strategies rely on assumptions and projections regarding our assets, liabilities, and general market factors. If these assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates or prepayment speeds, we may experience volatility in our earnings that could adversely affect our profitability and financial condition.

In addition, hedge accounting in accordance with SFAS 133 requires the application of significant subjective judgments to a body of accounting concepts that is complex and for which the interpretations have continued to evolve within the accounting profession and amongst the standard-setting bodies. On our 2006 Form 10-K, we restated prior period financial information to eliminate hedge accounting treatment that had been applied to certain callable debt hedged with derivatives.

Our residential mortgage subsidiary’s ability to pay dividends to us is restricted by contractual arrangements.

On June 24, 2005, we entered into an operating agreement with GM and ResCap, the holding company for our residential mortgage business, to create separation between GM and us on the one hand, and ResCap, on the other. The operating agreement restricts ResCap’s ability to declare dividends or prepay subordinated indebtedness to us. This operating agreement was amended on November 27, 2006, and again on November 30, 2006, in conjunction with the Sale Transactions. Among other things, these amendments removed GM as a party to the agreement.

The restrictions contained in the ResCap operating agreement include the requirements that ResCap’s total equity be at least $6.5 billion for dividends to be paid. If ResCap is permitted to pay dividends pursuant to the previous sentence, the cumulative amount of such dividends may not exceed 50% of ResCap’s cumulative net income (excluding payments for income taxes from our election for federal income tax purposes to be treated as a limited liability company), measured from July 1, 2005, at the time such dividend is paid. These restrictions will cease to be effective if ResCap’s total equity has been at least $12 billion as of the end of each of two consecutive fiscal quarters or if we cease to be the majority owner. In connection with the Sale Transactions, GM was released as a party to this operating agreement, but the operating agreement remains in effect between ResCap and us. At December 31, 2007, ResCap had consolidated total equity of approximately $6.0 billion.

A failure of or interruption in the communications and information systems on which we rely to conduct our business could adversely affect our revenues and profitability.

We rely heavily upon communications and information systems to conduct our business. Any failure or interruption of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer applications being received,

GMAC LLC • Form 10-K

slower processing of applications, and reduced efficiency in servicing. The occurrence of any of these events could have a material adverse effect on our business.

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

We use estimates and various assumptions in determining the fair value of many of our assets, including retained interests from securitizations of loans and contracts, mortgage servicing rights, and other investments, which do not have an established market value or are not publicly traded. We also use estimates and assumptions in determining our allowance for credit losses on our loan and contract portfolios, in determining the residual values of leased vehicles, and in determining our reserves for insurance losses and loss adjustment expenses. It is difficult to determine the accuracy of our estimates and assumptions, and our actual experience may differ materially from these estimates and assumptions. As an example, the continued decline of the domestic housing market, especially (but not exclusively) with regard to the nonprime sector, has resulted in increases of the allowance for loan losses at ResCap for 2006 and 2007. A material difference between our estimates and assumptions and our actual experience may adversely affect our cash flow, profitability, financial condition, and business prospects.

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

We conduct a significant portion of our business outside the United States. We intend to continue to pursue growth opportunities for our businesses outside the United States, which could expose us to greater risks. The risks associated with our operations outside the United States include:

•	multiple foreign regulatory requirements that are subject to change;

•	differing local product preferences and product requirements;

•	fluctuations in foreign currency exchange rates and interest rates;

•	difficulty in establishing, staffing, and managing foreign operations;

•	differing labor regulations;

•	consequences from changes in tax laws; and

•	political and economic instability, natural calamities, war, and terrorism.

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

We are exposed to credit risk, which could affect our profitability and financial condition.

We are subject to credit risk resulting from defaults in payment or performance by customers for our contracts and loans, as well as contracts and loans that are securitized and in which we retain a residual interest. For example, the continued decline in the domestic housing market has resulted in an increase in delinquency rates related to mortgage loans that ResCap either holds or retains an interest in. Furthermore, a weak economic environment caused by higher energy prices and the continued deterioration of the housing market could exert pressure on our consumer automotive finance customers resulting in higher delinquencies, repossessions, and losses. There can be no assurances that our monitoring of our credit risk as it impacts the value of these assets and our efforts to mitigate credit risk through our risk-based pricing, appropriate underwriting policies, and loss mitigation strategies are or will be sufficient to prevent a further adverse effect on our profitability and financial condition. As part of the underwriting process, we rely heavily upon information supplied by third parties. If any of this information is intentionally or negligently misrepresented and the misrepresentation is not detected before completing the transaction, the credit risk associated with the transaction may be increased.

General business and economic conditions of the industries and geographic areas in which we operate affect our revenues, profitability, and financial condition.

Our revenues, profitability, and financial condition are sensitive to general business and economic conditions in the United States and in the markets in which we operate outside the United States. A downturn in economic conditions resulting in increased unemployment rates, increased

GMAC LLC • Form 10-K

consumer and commercial bankruptcy filings, or other factors that negatively impact household incomes could decrease demand for our financing and mortgage products and increase delinquency and loss. In addition, because our credit exposures are generally collateralized, the severity of losses is particularly sensitive to a decline in used vehicle and residential home prices.

Some further examples of these risks include the following:

•	A significant and sustained increase in gasoline prices could decrease new and used vehicle purchases, thereby reducing the demand for automotive retail and wholesale financing.

•	A general decline in residential home prices in the United States could negatively affect the value of our mortgage loans held for investment and sale and our retained interests in securitized mortgage loans. Such a decrease could also restrict our ability to originate, sell or securitize mortgage loans, and impact the repayment of advances under our warehouse loans.

•	An increase in automotive labor rates or parts prices could negatively affect the value of our automotive extended service contracts.

Our profitability and financial condition may be materially adversely affected by decreases in the residual value of off-lease vehicles.

Our expectation of the residual value of a vehicle subject to an automotive lease contract is a critical element used to determine the amount of the lease payments under the contract at the time the customer enters into it. As a result, to the extent the actual residual value of the vehicle, as reflected in the sales proceeds received upon remarketing, is less than the expected residual value for the vehicle at lease inception, we incur additional depreciation expense and/or a loss on the lease transaction. General economic conditions, the supply of off-lease vehicles, and new vehicle market prices heavily influence used vehicle prices and thus the actual residual value of off-lease vehicles. GM’s brand image, consumer preference for GM products, and GM’s marketing programs that influence the new and used vehicle market for GM vehicles also influence lease residual values. In addition, our ability to efficiently process and effectively market off-lease vehicles impacts the disposal costs and proceeds realized from the vehicle sales. While GM provides support for lease residual values, including through residual support programs, this support by GM does not in all cases entitle us to full reimbursement for the difference between the remarketing sales proceeds for off-lease vehicles and the residual value specified in the lease contract. Differences between the actual residual values realized on leased vehicles and our expectations of such values at contract inception could have a negative impact on our profitability and financial condition.

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

The ability of ResCap to generate revenue through mortgage loan sales to institutional investors in the United States depends to a significant degree on programs administered by government-sponsored enterprises such as Fannie Mae, Freddie Mac, Ginnie Mae, and others that facilitate the issuance of mortgage-backed securities in the secondary market. These government-sponsored enterprises play a powerful role in the residential mortgage industry, and our mortgage subsidiaries have significant business relationships with them. Proposals are being considered in Congress and by various regulatory authorities that would affect the manner in which these government-sponsored enterprises conduct their business, including proposals to establish a new independent agency to regulate the government-sponsored enterprises, to require them to register their stock with the SEC, to reduce or limit certain business benefits they receive from the U.S. government, and to limit the size of the mortgage loan portfolios they may hold. Any discontinuation of, or significant reduction in, the operation of these government-sponsored enterprises could adversely affect our revenues and profitability. Also, any significant adverse change in the level of activity in the secondary market, including declines in the institutional investors’ desire to invest in our mortgage products, could adversely affect our business.

GMAC LLC • Form 10-K

We may be required to repurchase contracts and provide indemnification if we breach representations and warranties from our securitization and whole-loan transactions, which could harm our profitability and financial condition.

When we sell retail contracts or leases through whole-loan sales or securitize retail contracts, leases, or wholesale loans to dealers, we are required to make customary representations and warranties about the contracts, leases, or loans to the purchaser or securitization trust. Our whole-loan sale agreements generally require us to repurchase retail contracts or provide indemnification if we breach a representation or warranty given to the purchaser. Likewise, we are required to repurchase retail contracts, leases, or loans and may be required to provide indemnification if we breach a representation or warranty in connection with our securitizations. Similarly, sales of mortgage loans through whole-loan sales or securitizations require us to make customary representations and warranties about the mortgage loans to the purchaser or securitization trust. Our whole-loan sale agreements generally require us to repurchase or substitute loans if we breach a representation or warranty given to the purchaser. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its origination. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. The remedies available to a purchaser of mortgage loans may be broader than those available to us against the original seller of the mortgage loan. Also, originating brokers and correspondent lenders often lack sufficient capital to repurchase more than a limited number of such loans and numerous brokers and correspondents are no longer in business. If a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the seller of the mortgage loan to us or the borrower.

Like others in the mortgage industry, ResCap has experienced a material increase in repurchase requests. Significant repurchase activity could continue to harm our profitability and financial condition.

Significant indemnification payments or contract, lease, or loan repurchase activity of retail contracts or leases or mortgage loans could harm our profitability and financial condition.

We have repurchase obligations in our capacity as servicers in securitizations and whole-loan sales. If a servicer breaches a representation, warranty, or servicing covenant with respect to an automotive receivable or mortgage loan, the servicer may be required by the servicing provisions to repurchase that asset from the purchaser. If the frequency at which repurchases of assets occurs increases substantially from its present rate, the result could be a material adverse effect on our financial condition, liquidity, and results of operations.

A loss of contractual servicing rights could have a material adverse effect on our financial condition, liquidity, and results of operations.

We are the servicer for all of the receivables we have originated and transferred to other parties in securitizations and whole-loan sales of automotive receivables. Our mortgage subsidiaries service the mortgage loans we have securitized, and we service the majority of the mortgage loans we have sold in whole-loan sales. In each case, we are paid a fee for our services, which fees in the aggregate constitute a substantial revenue stream for us. In each case, we are subject to the risk of termination under the circumstances specified in the applicable servicing provisions.

In most securitizations and whole-loan sales, the owner of the receivables or mortgage loans will be entitled to declare a servicer default and terminate the servicer upon the occurrence of specified events. These events typically include a bankruptcy of the servicer, a material failure by the servicer to perform its obligations, and a failure by the servicer to turn over funds on the required basis. The termination of these servicing rights, were it to occur, could have a material adverse effect on our financial condition, liquidity, and results of operations and those of our mortgage subsidiaries. For the year ended December 31, 2007, our consolidated mortgage servicing fee income was approximately $2.2 billion.

The regulatory environment in which we operate could have a material adverse effect on our business and earnings.

Our domestic operations are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions relating to supervision and regulation by state and federal authorities. Such regulation and supervision are primarily for the benefit and protection of our customers, not for the benefit of investors in our securities, and could limit our discretion in operating our business. Noncompliance with applicable statutes or regulations could result in the suspension or revocation of any license or registration at issue, as well as the imposition of civil fines and criminal penalties.

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

GMAC LLC • Form 10-K

regulatory approvals, or if approvals are obtained, we may not be able to continue to comply with the terms of the approvals or applicable regulations. In addition, in many countries the regulations applicable to the financial services industry are uncertain and evolving, and it may be difficult for us to determine the exact regulatory requirements.

Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on our operations in that market with regard to the affected product and on our reputation generally. No assurance can be given that applicable laws or regulations will not be amended or construed differently, that new laws and regulations will not be adopted, or that we will not be prohibited by local laws from raising interest rates above certain desired levels, any of which could materially adversely affect our business, financial condition, or results of operations.

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our reported revenues, profitability, and financial condition.

Our financial statements are subject to the application of U.S. generally accepted accounting principles, which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by recognized authoritative bodies, including the Financial Accounting Standards Board and the U.S. Securities and Exchange Commission. Those changes could adversely affect our reported revenues, profitability, or financial condition.

The worldwide financial services industry is highly competitive. If we are unable to compete successfully or if there is increased competition in the automotive financing, mortgage, and/or insurance markets or generally in the markets for securitizations or asset sales, our margins could be materially adversely affected.

The markets for automotive and mortgage financing, insurance, and reinsurance are highly competitive. The market for automotive financing has grown more competitive as more consumers are financing their vehicle purchases, primarily in North America and Europe. Our mortgage business faces significant competition from commercial banks, savings institutions, mortgage companies, and other financial institutions. Our insurance business faces significant competition from insurance carriers, reinsurers, third-party administrators, brokers, and other insurance-related companies. Many of our competitors have substantial positions nationally or in the markets in which they operate. Some of our competitors have lower cost structures, lower cost of capital, and are less reliant on securitization and sale activities. We face significant competition in various areas, including product offerings, rates, pricing and fees, and customer service. If we are unable to compete effectively in the markets in which we operate, our profitability and financial condition could be negatively affected.

The markets for asset and mortgage securitizations and whole-loan sales are competitive, and other issuers and originators could increase the amount of their issuances and sales. In addition, lenders and other investors within those markets often establish limits on their credit exposure to particular issuers, originators and asset classes, or they may require higher returns to increase the amount of their exposure. Increased issuance by other participants in the market, or decisions by investors to limit their credit exposure to — or to require a higher yield for — us or to automotive or mortgage securitizations or whole loans, could negatively affect our ability and that of our subsidiaries to price our securitizations and whole-loan sales at attractive rates. The result would be lower proceeds from these activities and lower profits for our subsidiaries and us.

Certain of our owners are subject to a regulatory agreement that may affect our control of GMAC Bank.

On February 1, 2007, Cerberus FIM, LLC, Cerberus FIM Investors LLC and FIM Holdings LLC (collectively, “FIM Entities”), submitted a letter to the FDIC requesting that the FDIC waive certain of the requirements contained in a two-year disposition agreement between each of the FIM Entities and the FDIC. The agreement was entered into in connection with the sale by General Motors of a 51% interest in us. The sale resulted in a change of control of GMAC Bank, an industrial loan corporation, which required the approval of the FDIC. At the time of the sale, the FDIC had imposed a moratorium on the approval of any applications for deposit insurance or change of control notices. As a condition to granting the application in connection with the change of control of GMAC Bank during the moratorium, the FDIC required each of the FIM Entities to enter into a two-year disposition agreement. As previously disclosed by the FDIC, that agreement requires, among other things, that by no later than November 30, 2008, the FIM Entities complete one of the following actions: (1) become registered with the appropriate federal banking agency as a depository institution holding company pursuant to the Bank Holding Company Act or the Home Owners’ Loan Act, (2) divest control of GMAC Bank to one or more persons or entities other than prohibited transferees, (3) terminate GMAC Bank’s status as an FDIC-insured depository institution, or (4) obtain from the FDIC a waiver of the requirements set forth in this sentence on the ground that applicable law and FDIC policy permit similarly situated companies to acquire control of FDIC-

GMAC LLC • Form 10-K

insured industrial banks; provided that no waiver request could be filed prior to January 31, 2008, unless, prior to that date, Congress enacted legislation permitting, or the FDIC by regulation or order authorizes, similarly situated companies to acquire control of FDIC-insured industrial banks after January 31, 2007. We cannot give any assurance that the FDIC will approve the FIM Entities’ waiver request or, if it is approved, that it will impose no conditions on our retention of GMAC Bank or on its operations. However, it is worth noting that the House of Representatives has passed a bill that would permit the FIM Entities to continue to own GMAC Bank. The Senate Banking Committee has approved a bill that would have the same effect. If the FDIC does not approve the waiver, we could be required to sell GMAC Bank or cause it to cease to be insured by the FDIC, or we could be subject to conditions on our retention of the bank or on its operations in return for the waiver. Requiring us to dispose of GMAC Bank or relinquish deposit insurance would, and the imposition of such conditions might, materially adversely affect our access to low cost liquidity and our business and operating results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our primary executive and administrative offices are located in Detroit, Michigan. We lease approximately 226,000 square feet from GM pursuant to a lease agreement expiring in November 2016. In addition, we have corporate offices in New York, New York, where we lease approximately 18,000 square feet of office space under a lease that expires in July 2011.

The primary offices for our North American Automotive Finance operations are located in Detroit, Michigan, and are included in the totals referenced above. Our International Automotive Finance operations include leased space in approximately 30 countries totaling approximately 790,000 square feet. The largest countries include the United Kingdom and Germany with approximately 116,000 square feet of office space under lease in each country.

The primary office for our U.S. Insurance operations is located in Southfield, Michigan; Maryland Heights, Missouri; and Winston-Salem, North Carolina. In Southfield, we lease approximately 91,000 square feet of office space under leases expiring in September 2008. Our Maryland Heights and Winston-Salem offices are approximately 136,000 square feet and 444,000 square feet, respectively, under leases expiring in September 2014. Our Insurance operations also has leased offices in Mexico and the United Kingdom.

The primary offices for our ResCap operations are located in Fort Washington, Pennsylvania, and Minneapolis, Minnesota. In Fort Washington, ResCap leases approximately 450,000 square feet of office space pursuant to a lease that expires in November 2019. In Minneapolis, we lease approximately 245,000 square feet of office space expiring between March 2013 and December 2013. ResCap also has significant leased offices in Texas, California, and New Jersey.

In addition to the properties described above, we lease additional space throughout the United States and in the approximately 40 countries in which we operate, including additional facilities in Canada, Germany, and the United Kingdom. We believe that our facilities are adequate for us to conduct our present business activities.

Item 3. Legal Proceedings

We are subject to potential liability under various governmental proceedings, claims, and legal actions that are pending or otherwise have been asserted against us.

We are named as defendants in a number of legal actions, and we are occasionally involved in governmental proceedings arising in connection with our respective businesses. Some of the pending actions purport to be class actions. We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for the claims. On the basis of information currently available, advice of counsel, available insurance coverage, and established reserves, it is the opinion of management that the eventual outcome of the actions against us, including those described below, will not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of legal matters, if unfavorable, may be material to our consolidated financial condition, results of operations, or cash flows. Furthermore, any claim or legal action against GM that results in GM incurring significant liability could also have an adverse effect on our consolidated financial condition, results of operations, or cash flows. For a discussion of pending cases against GM, refer to Item 3 in GM’s 2007 Annual Report on Form 10-K, filed separately with the SEC, which report is not deemed incorporated into any of our filings under the Securities Act of 1933, as amended (Securities Act) or the Securities Exchange Act of 1934, as amended (Exchange Act).

Pending legal proceedings, other than ordinary routine litigation incidental to the business, to which GMAC became, or was, a party during the year ended December 31, 2007, or

GMAC LLC • Form 10-K

subsequent thereto, but before the filing of this report are summarized as follows:

Shareholder Class Actions
On September 19, 2005, a purported class action complaint, Folksam Asset Management v. General Motors, et al., was filed in the U.S. District Court for the Southern District of New York, naming as defendants GM; GMAC; and GM Chairman and Chief Executive Officer G. Richard Wagoner, Jr.; Vice Chairman John Devine; Treasurer Walter G. Borst; and Chief Accounting Officer Peter Bible. Plaintiffs purported to bring the claim on behalf of purchasers of GM debt and/or equity securities during the period February 25, 2002, through March 16, 2005. The complaint alleges that defendants violated Section 10(b) and, with respect to the individual defendants, Section 20(a) of the Exchange Act. The complaint also alleges violations of Sections 11 and 12(a) and, with respect to the individual defendants, Section 15 of the Securities Act, in connection with certain registered debt offerings during the class period. In particular, the complaint alleges that GM’s cash flows during the class period were overstated based on the “reclassification” of certain cash items described in GM’s 2004 Form 10-K. The reclassification involves cash flows relating to the financing of GMAC wholesale receivables from dealers that resulted in no net cash receipts and GM’s decision to revise Consolidated Statements of Net Cash for the years ended 2002 and 2003. The complaint also alleges misrepresentations relating to forward-looking statements of GM’s 2005 earnings forecast that were later revised significantly downward. In October 2005, a similar suit, asserting claims under the Exchange Act based on substantially the same factual allegations, was filed and subsequently consolidated with the Folksam case, Galliani, et al. v. General Motors, et al. The consolidated suit was recaptioned as In re General Motors Securities Litigation. Under the terms of the Sale Transactions, GM is indemnifying GMAC in connection with these cases.

On November 18, 2005, plaintiffs in the Folksam case filed an amended complaint, which adds several additional investors as plaintiffs, extends the end of the class period to November 9, 2005, and names as additional defendants three current and one former member of GM’s audit committee, as well as independent accountants, Deloitte & Touche LLP. In addition to the claims asserted in the original complaint, the amended complaint adds a claim against defendants Wagoner and Devine for rescission of their bonuses and incentive compensation during the class period. It also includes further allegations regarding GM’s accounting for pension obligations, restatement of income for 2001, and financial results for the first and second quarters of 2005. Neither the original complaint nor the amended complaint specify the amount of damages sought, and the defendants have no means to estimate damages the plaintiffs will seek based upon the limited information available in the complaint. On January 17, 2006, the court made provisional designations of lead plaintiff and lead counsel, which designations were made final on February 6, 2006. Plaintiffs subsequently filed a second amended complaint, which added various underwriters as defendants.

Plaintiffs filed a third amended securities complaint in In re General Motors Securities and Derivative Litigation on August 15, 2006 (certain shareholder derivative cases brought against GM were consolidated with In re General Motors Securities Litigation for coordinated or consolidated pretrial proceedings, and the caption was modified). The amended complaint did not include claims against the underwriters previously named as defendants; alleged a proposed class period of April 13, 2000, through March 20, 2006; did not include the previously asserted claim for the rescission of incentive compensation against Mr. Wagoner and Mr. Devine; and contained additional factual allegations regarding GM’s restatements of financial information filed with its reports to the SEC. On October 13, 2006, the defendants filed a motion to dismiss the amended complaint in the shareholder class action litigation, which remains pending. On December 14, 2006, plaintiffs filed a motion for leave to file a fourth amended complaint in the event the Court grants the defendants’ motion to dismiss. The defendants have opposed the motion for leave to file a fourth amended complaint.

Motion for Consolidation and Transfer to the Eastern District of Michigan
On December 13, 2005, defendants in In re General Motors Corporation Securities Litigation (previously Folksam Asset Management v. General Motors Corporation, et al. and Galliani v. General Motors Corporation, et al.) and Stein v. Bowles, et al. filed a Motion with the Judicial Panel on Multidistrict Litigation to transfer and consolidate these cases for pretrial proceedings in the U.S. District Court for the Eastern District of Michigan.

On January 5, 2006, defendants submitted to the Judicial Panel on Multidistrict Litigation an Amended Motion seeking to add to their original Motion the Rosen, Gluckstern, and Orr cases for consolidated pretrial proceedings in the U.S. District Court for the Eastern District of Michigan. On April 17, 2006, the Judicial Panel on Multidistrict Litigation entered an order transferring In re General Motors Corporation Securities Litigation to the U.S. District Court for the Eastern District of Michigan for coordinated or consolidated pretrial proceedings with Stein v. Bowles, et al.; Rosen, et al. v. General Motors Corp., et al.; Gluckstern v. Wagoner, et al.; and Orr v. Wagoner, et al. (while the motion was pending, plaintiffs voluntarily dismissed Rosen). In October 2007, the U.S. District Court for the Eastern District of Michigan appointed a special master for the purpose of facilitating settlement negotiations in the consolidated case, now captioned In re General Motors Corporation Securities and Derivative Litigation.

GMAC LLC • Form 10-K

Bondholder Class Actions
On November 29, 2005, Stanley Zielezienski filed a purported class action, Zielezienski, et al. v. General Motors, et al. The action was filed in the Circuit Court for Palm Beach County, Florida, against GM; GMAC; GM Chairman and Chief Executive Officer G. Richard Wagoner, Jr.; GMAC Chairman Eric A. Feldstein; and certain GM and GMAC officers, namely, William F. Muir, Linda K. Zukauckas, Richard J. S. Clout, John E. Gibson, W. Allen Reed, Walter G. Borst, John M. Devine, and Gary L. Cowger. The action also names certain underwriters of GMAC debt securities as defendants. The complaint alleges that defendants violated Section 11 of the Securities Act and, with respect to all defendants except GM, Section 12(a)(2) of the Securities Act. The complaint also alleges that GM violated Section 15 of the Securities Act. In particular, the complaint alleges material misrepresentations in certain GMAC financial statements incorporated by reference with GMAC’s 2003 Form S-3 Registration Statement and Prospectus. More specifically, the complaint alleges material misrepresentations in connection with the offering for sale of GMAC SmartNotes in certain GMAC financial statements contained in GMAC’s Forms 10-Q for the quarterly periods ended in March 31, 2004, and June 30, 2004, and the Form 8-K, which disclosed financial results for the quarterly period ended in September 30, 2004, were materially false and misleading as evidenced by GMAC’s 2005 restatement of these quarterly results. In December 2005, the plaintiff filed an amended complaint making substantially the same allegations as were in the previous filing with respect to additional debt securities issued by GMAC during the period April 23, 2004–March 14, 2005, and adding approximately 60 additional underwriters as defendants. The complaint does not specify the amount of damages sought, and the defendants have no means to estimate damages the plaintiffs will seek based upon the limited information available in the complaint. On January 6, 2006, defendants named in the original complaint removed this case to the U.S. District Court for the Southern District of Florida, and on April 3, 2006, that court transferred the case to the U.S. District Court for the Eastern District of Michigan.

On December 28, 2005, J&R Marketing, SEP, filed a purported class action, J&R Marketing, et al. v. General Motors Corporation, et al. The action was filed in the Circuit Court for Wayne County, Michigan, against GM; GMAC; GM Chairman and Chief Executive Officer G. Richard Wagoner, Jr.; GMAC Chairman Eric A. Feldstein; William F. Muir; Linda K. Zukauckas; Richard J. S. Clout; John E. Gibson; W. Allen Reed; Walter G. Borst; John M. Devine; Gary L. Cowger; and several underwriters of GMAC debt securities. Similar to the original complaint filed in the Zielezienski case described above, the complaint alleges claims under Sections 11, 12(a), and 15 of the Securities Act based on alleged material misrepresentations or omissions in the Registration Statements for GMAC SmartNotes purchased between September 30, 2003, and March 16, 2005, inclusive. The complaint alleges inadequate disclosure of GM’s financial condition and performance as well as issues arising from GMAC’s 2005 restatement of quarterly results for the three quarters ended September 30, 2005. The complaint does not specify the amount of damages sought, and the defendants have no means to estimate damages the plaintiffs will seek based upon the limited information available in the complaint. On January 13, 2006, defendants removed this case to the U.S. District Court for the Eastern District of Michigan.

On February 17, 2006, Alex Mager filed a purported class action, Mager v. General Motors Corporation, et al. The action was filed in the U.S. District Court for the Eastern District of Michigan and is substantively identical to the J&R Marketing case described above. On February 24, 2006, J&R Marketing filed a motion to consolidate the Mager case with its case (discussed above) and for appointment as lead plaintiff and the appointment of lead counsel. On March 8, 2006, the court entered an order consolidating the two cases and subsequently consolidated those cases with the Zielezienski case described above. Lead plaintiffs’ counsel has been appointed, and on July 28, 2006, plaintiffs filed a Consolidated Amended Complaint, differing mainly from the initial complaints by asserting claims for GMAC debt securities purchased during a different period, of July 28, 2003, through November 9, 2005, and added additional underwriter defendants. On August 28, 2006, the underwriter defendants were dismissed without prejudice.

On September 25, 2006, the GM and GMAC defendants filed a motion to dismiss the Consolidated Amended Complaint in these cases filed by J&R Marketing, Zielezienski, and Mager. On February 27, 2007, the U.S. District Court for the Eastern District of Michigan issued an opinion granting Defendants’ motion to dismiss and dismissing Plaintiffs’ complaint in these consolidated cases. The plaintiffs have appealed this order, and oral argument on the plaintiffs’ appeal was held on February 7, 2008. Under the terms of the Sale Transactions, GM is indemnifying GMAC in connection with these cases.

GMAC LLC • Form 10-K

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of GMAC security holders during the fourth quarter of 2007:

•	Effective November 1, 2007, the holders of GMAC’s Class A and Class B Common Equity Interests approved by joint unanimous written consent Amendment No. 3 to the Operating Agreement, which is filed as Exhibit 3.2 to our Form 10-Q for the third quarter ended September 30, 2007 (filed with the SEC on November 7, 2007).

•	Effective December 13, 2007, the holders of GMAC’s Class A and Class B Common Equity Interests approved by joint unanimous written consent the waiver of GMAC’s obligation to deliver to its owners certain financial information as contemplated by Section 4.7 of the Operating Agreement. This waiver is only applicable for the year ended December 31, 2008.

Part II
GMAC LLC • Form 10-K

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Membership Interests
Before the Sale Transactions, GMAC was a wholly owned subsidiary of GM, and, accordingly, there was no market for our common ownership interests. After the Sale Transactions, there continues to be no established trading market for our ownership interests as we are a privately held company. We currently have authorized and outstanding common membership interests consisting of 55,072 Class A Membership Interests (Class A Interests) and 52,912 Class B Membership Interests (Class B Interests), which have equal rights and preferences in our assets (Class A Interests and Class B Interests are collectively referred to as our Common Equity Interests). FIM Holdings owns all 55,072 Class A Interests (a 51% ownership interest in us); and GM, through wholly owned subsidiaries of GM, owns all 52,912 Class B Interests (a 49% ownership interest in us). In addition, we have authorized and outstanding 1,021,764 Preferred Membership Interests (Preferred Interests), all of which are held by GM Preferred Finance Co. Holdings Inc., a wholly owned subsidiary of GM.

Effective November 1, 2007, FIM Holdings and GM Finance Co. Holdings LLC (GM Finance) executed an amendment to the GMAC Amended and Restated Limited Liability Company Operating Agreement (the Amendment) that resulted in certain modifications to GMAC’s capital structure. Prior to the Amendment, GMAC had authorized and outstanding 51,000 Class A Interests, all held by FIM Holdings, and 49,000 Class B Interests, all held by GM Finance. Prior to the Amendment, GMAC further had authorized and outstanding 2,110,000 Preferred Membership Interests, 555,000 of which were held by FIM Holdings (the Original FIM Preferred Interests), and 1,555,000 of which were held by GM Preferred Finance Co. Holdings Inc. (the Original GM Preferred Interests). The Amendment resulted in the conversion of 100% of the Original FIM Preferred Interests into 4,072 additional Class A Interests and the conversion of 533,236 of the Original GM Preferred Interests into 3,912 additional Class B Interests (collectively, the Conversions). Following the Conversions, FIM Holdings continues to hold 51% of GMAC’s Common Equity Interests, and GM Finance and GM Preferred Finance Co. Holdings Inc. collectively hold 49% of GMAC’s Common Equity Interests, as described above. The converted Preferred Interests have been deemed no longer issued and outstanding. All other terms and conditions related to the Common Equity Interests, and the remaining Preferred Interests remain unchanged. The Amendment is filed as Exhibit 3.2 to our Form 10-Q for the quarter ended September 30, 2007.

We have further authorized 5,820 Class C Membership Interests (Class C Interests), which are deemed “profits interests” in GMAC and are held directly by GMAC Management LLC. Class C Interests may be issued from time to time pursuant to the GMAC Management LLC Class C Membership Interest Plan (the Class C Plan). The Class C Plan has been approved by FIM Holdings and GM Finance. As of December 31, 2007, 4,799 Class C Interests have been issued and are outstanding, and 1,021 Class C Interests remain available for future issuance. The features of the Class C Plan are described in more detail, beginning on page 97.

Distributions
We are required to make quarterly distributions to holders of the Preferred Interests. Distributions are made in cash on a pro rata basis no later than the tenth business day following the delivery of our quarterly and annual financial statements. Distributions are issued in units of $1,000 and accrue yield during each fiscal quarter at a rate of 10% per annum. Our Board of Managers (Board) is permitted to reduce any distribution to the extent required to avoid a reduction of the equity capital of GMAC below a minimum amount of equity capital equal to approximately $15.5 billion, which was our net book value as of November 30, 2006, as determined in accordance with GAAP (the Minimum Equity Amount). In addition, our Board may suspend the payment of distributions with respect to any one or more fiscal quarters with majority members’ consent. If distributions are not made with respect to any fiscal quarter, the distributions will be noncumulative and will be reduced to zero. If the accrued yield of the Preferred Interests for any fiscal quarter is fully paid to the preferred holders, then the excess of the net income of GMAC in any fiscal quarter over the amount of yield distributed to the holders of our Preferred Interests in such fiscal quarter will be distributed to the holders of our Common Equity Interests (Class A and Class B Interests) as follows: at least 40% of the excess will be paid for fiscal quarters ending prior to December 31, 2008, and at least 70% of the excess will be paid for fiscal quarters ending after December 31, 2008. In this event, distribution priorities are to Common Equity Interest holders first, up to the agreed upon amounts, and then ratably to holders of our Class A, Class B, and Class C membership interest holders based on the total interest of each such holder.

For the year ended December 31, 2007, there were no distributions on our Common Equity Interests, and $192 million of distributions accrued for our Preferred Interests. Preferred Membership distributions for the quarters ending March 31, 2007 and September 30, 2007 (total of $106 million in distributions) were made when our equity was below the Minimum Equity Amount, and as a result, approval of the independent managers of the Board was obtained for these distributions. In addition, prior to the Sale Transactions we paid cash and noncash dividends to GM of $9.7 billion in 2006 and cash dividends of $2.5 billion in 2005.

GMAC LLC • Form 10-K

Item 6. Selected Financial Data

The selected historical financial information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements, and the notes to consolidated financial statements. The historical financial information presented may not be indicative of our future performance.

As of or for the year ended December 31, ($ in millions)	2007	2006	2005	2004	2003

Total financing revenue	$21,187	$23,103	$21,312	$20,324	$18,211
Interest expense	14,776	15,560	13,106	9,659	7,948
Depreciation expense on operating lease assets	4,915	5,341	5,244	4,828	5,001

Net financing revenue	1,496	2,202	2,962	5,837	5,262
Total other revenue (a)	10,303	12,620	11,955	9,868	9,538

Total net revenue	11,799	14,822	14,917	15,705	14,800
Provision for credit losses	3,096	2,000	1,074	1,953	1,721
Impairment of goodwill and other intangible assets (b)	455	840	712	—	—
Total noninterest expense	10,190	9,754	9,652	9,496	9,209

Income (loss) before income tax expense	(1,942)	2,228	3,479	4,256	3,870
Income tax expense (c)	390	103	1,197	1,362	1,364

Net income (loss)	($2,332)	$2,125	$2,282	$2,894	$2,506
Dividends paid to GM (d)	$—	$9,739	$2,500	$1,500	$1,000
Preferred interests dividends	$192	$21	$—	$—	$—
Total assets	$247,710	$287,439	$320,557	$324,042	$288,019
Total debt	$193,148	$236,985	$254,698	$268,997	$238,760
Preferred interests (e)	$—	$2,195	$—	$—	$—
Total equity (f)	$15,565	$14,369	$21,685	$22,436	$20,273

(a)	Amount includes realized capital gains of $1.1 billion for the year ended December 31, 2006, primarily related to the rebalancing of our investment portfolio at our Insurance operations, which occurred during the fourth quarter.
(b)	Relates to goodwill and other intangible asset impairments taken at ResCap in 2007, our Commercial Finance Group operating segment in 2006 and 2005, and our former commercial mortgage operations in 2005.
(c)	Effective November 28, 2006, GMAC, along with certain of its U.S. subsidiaries, converted to limited liability companies (LLCs) and became pass-through entities for U.S. federal income tax purposes. Our conversion to an LLC resulted in a change in tax status and the elimination of a $791 million net deferred tax liability through income tax expense.
(d)	Amount includes cash dividends of $4.8 billion and noncash dividends of $4.9 billion in 2006. During the fourth quarter of 2006, in connection with the Sale Transactions, GMAC made $7.8 billion of dividends to GM which consisted of the following: (i) a cash dividend of $2.7 billion representing a one-time distribution to GM primarily to reflect the increase in GMAC’s equity resulting from the elimination of a portion of our net deferred tax liabilities arising from the conversion of GMAC and certain of our subsidiaries to limited liability companies, (ii) certain assets with respect to automotive leases owned by GMAC and its affiliates having a net book value of approximately $4.0 billion and related deferred tax liabilities of $1.8 billion, (iii) certain Michigan properties with a carrying value of approximately $1.2 billion to GM, (iv) intercompany receivables from GM related to tax attributes of $1.1 billion, (v) net contingent tax assets of $491 million, and (vi) other miscellaneous transactions.
(e)	2006 amount represents the redemption value of the preferred interests issued in November 2006 and held by GM and a wholly owned subsidiary of GM of $1,555 million and FIM Holdings of $555 million, related accrued dividends of $21 million, and redemption premium in excess of face value of $64 million. Effective November 1, 2007, FIM Holdings and GM executed an amendment to the GMAC Amended and Restated Limited Liability Operating Agreement that resulted in the conversion of 100% of the original FIM preferred interests and a portion of the original GM preferred interests into additional common equity interests. As a result of the conversion, the remaining GM preferred interests were reclassified from mezzanine equity to permanent equity. Refer to Note 1 to the Consolidated Financial Statements for further discussion.
(f)	2007 amount includes $1,052 million of preferred interests held by GM. Refer to Note 1 to the Consolidated Financial Statements for further discussion.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. For a discussion of important risk factors that could cause actual results to differ, see the discussion under the heading Risk Factors beginning on page 5. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appear elsewhere in this Annual Report.

Background
GMAC is a leading, independent, globally diversified, financial services firm with approximately $248 billion of assets at December 31, 2007, and operations in approximately 40 countries. Founded in 1919 as a wholly owned subsidiary of General Motors Corporation, GMAC was established to provide GM dealers with the automotive financing necessary to acquire and maintain vehicle inventories and to provide retail customers the means by which to finance vehicle purchases through GM dealers.

Our products and services have expanded beyond automotive financing as we currently operate in the following primary lines of business — Automotive Finance, Mortgage (Residential Capital, LLC or ResCap), and Insurance. The following table summarizes the operating results of each line of business for the years ended December 31, 2007, 2006, and 2005. Operating results for each of the lines of business are more fully described in the MD&A sections that follow.

				2007-2006	2006-2005
Year ended December 31, ($ in millions)	2007	2006	2005	% change	% change

Total net revenue
Automotive Finance	$4,955	$4,361	$4,375	14	—
ResCap	1,676	4,318	4,860	(61)	(11)
Insurance	4,902	5,616	4,259	(13)	32
Other	266	527	1,423	(50)	(63)

Net income (loss)
Automotive Finance	$1,485	$1,243	$1,153	19	8
ResCap	(4,346)	705	1,021	n/m	(31)
Insurance	459	1,127	417	(59)	170
Other	70	(950)	(309)	107	(207)

n/m	= not meaningful

•	Our Global Automotive Finance operations offer a wide range of financial services and products (directly and indirectly) to retail automotive consumers, automotive dealerships, and other commercial businesses. Our Global Automotive Finance operations consist of two separate reportable segments — North American Automotive Finance operations and International Automotive Finance operations. The products and services offered by our Global Automotive Finance operations include the purchase of retail installment sales contracts and leases, offering of term loans, dealer floor plan financing and other lines of credit to dealers, fleet leasing, and vehicle remarketing services. Whereas most of our operations focus on prime automotive financing to and through GM or GM-affiliated dealers, our Nuvell operations, which is part of our North American Automotive Finance operations, focuses on nonprime automotive financing to GM-affiliated dealers. Our Nuvell operation also provides private-label automotive financing. Our National operations, which is also part of our North American Automotive Finance operations, focuses on prime and nonprime financing to non-GM dealers. In addition, our Global Automotive Finance operations utilize asset securitization and whole-loan sales as a critical component of our diversified funding strategy. The Funding and Liquidity and the Off-balance Sheet Arrangements sections of this MD&A provide additional information about the securitization and whole-loan sale activities of our Global Automotive Finance operations.

•	Our ResCap operations engage in the origination, purchase, servicing, sale, and securitization of consumer (i.e., residential) mortgage loans and mortgage-related products (e.g., real estate services). Typically, mortgage loans are originated and sold to investors in the secondary market, including securitization transactions in which the assets are

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

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

•	Our Insurance operations offer vehicle service contracts and underwrite personal automobile insurance coverage (ranging from preferred to nonstandard risks), homeowners’ insurance coverage, and selected commercial insurance and reinsurance coverage. We are a leading provider of vehicle service contracts with mechanical breakdown and maintenance coverages. Our vehicle service contracts offer vehicle owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle warranty. We underwrite and market nonstandard, standard, and preferred-risk physical damage and liability insurance coverages for passenger automobiles, motorcycles, recreational vehicles, and commercial automobiles through independent agency, direct response, and internet channels. Additionally, we market private-label insurance through a long-term agency relationship with Homesite Insurance, a national provider of home insurance products. We provide commercial insurance, primarily covering dealers’ wholesale vehicle inventory, and reinsurance products. Internationally, ABA Seguros provides certain commercial business insurance exclusively in Mexico.

•	Other operations consist of our Commercial Finance Group, an equity investment in Capmark (our former commercial mortgage operations), corporate activities, and reclassifications and eliminations between the reportable segments. Certain financial data related to corporate intercompany activities were recast from our North American Automotive Finance operations operating segment to our Other operating segment. Refer to Note 1 to the Consolidated Financial Statements for additional details regarding the change in segment information.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Consolidated Results of Operations
The following table summarizes our consolidated operating results for the periods shown. Refer to the operating segment sections for a more complete discussion of operating results by line of business.

				2007-2006	2006-2005
Year ended December 31, ($ in millions)	2007	2006	2005	% change	% change

Revenue
Total financing revenue	$21,187	$23,103	$21,312	(8)	8
Interest expense	14,776	15,560	13,106	(5)	19
Depreciation expense on operating lease assets	4,915	5,341	5,244	(8)	2

Net financing revenue	1,496	2,202	2,962	(32)	(26)
Other revenue
Net loan servicing income	1,649	770	922	114	(16)
Insurance premiums and service revenue earned	4,378	4,183	3,762	5	11
Gain on sale of loans, net	508	1,470	1,656	(65)	(11)
Investment income	473	2,143	1,216	(78)	76
Gains on sale of equity-method investments, net	—	411	—	n/m	n/m
Other income	3,295	3,643	4,399	(10)	(17)

Total other revenue	10,303	12,620	11,955	(18)	6
Total net revenue	11,799	14,822	14,917	(20)	(1)
Provision for credit losses	3,096	2,000	1,074	55	86
Noninterest expense
Insurance losses and loss adjustment expenses	2,451	2,420	2,355	1	3
Other operating expenses	7,739	7,334	7,297	6	1
Impairment of goodwill and other intangible assets	455	840	712	(46)	18

Total noninterest expense	10,645	10,594	10,364	—	2
Income (loss) before income tax expense	(1,942)	2,228	3,479	(187)	(36)
Income tax expense	390	103	1,197	279	(91)

Net income (loss)	($2,332)	$2,125	$2,282	(210)	(7)

n/m=not meaningful

2007 Compared to 2006
We reported a net loss of $2.3 billion for the year ended December 31, 2007, compared to net income of $2.1 billion in 2006. These results reflect the adverse effects of the continued disruption in the mortgage, housing, and capital markets on ResCap and lower levels of realized capital gains by our Insurance operations, which more than offset the continued strong performance in our Global Automotive Finance operations. ResCap results were adversely affected by domestic economic conditions, including delinquency increases in the mortgage loans held for investment portfolio and a significant deterioration in the securitization and residential housing markets. ResCap was also affected by a downturn in certain foreign mortgage and capital markets. The disruption of the mortgage, housing, and capital markets has contributed to a lack of liquidity, depressed asset valuations, additional loss provisions related to credit deterioration, and lower production levels.

Total financing revenue decreased by 8% during the year ended December 31, 2007, compared to 2006, due to decreases experienced by ResCap because of declines in mortgage loan asset balances, lower warehouse lending balances, and an increase in nonaccrual loans due to higher delinquency rates. Mortgage loan asset balances decreased due to lower loan production, continued portfolio run-off, and the deconsolidation of $27.4 billion in ResCap securitization trusts. In addition, our North American Automotive Finance operations experienced decreases in consumer finance revenue due to lower retail asset levels, as a result of increased securitization and whole-loan sale activity as the business has moved to an originate-to-distribute model. Operating lease income declined 7% during the year ended December 31, 2007, compared to 2006, due to a reduction in our operating lease portfolio that was primarily driven by the transfer of operating lease assets to GM during November 2006, as part of the Sale Transactions. Similarly, depreciation expense on operating lease assets decreased 8% during the year ended December 31, 2007, compared to 2006, as a result of this reduction.

Interest expense decreased 5% during the year ended December 31, 2007, compared to 2006. This reduction was primarily due to lower levels of outstanding debt as a result of lower asset balances due to increased securitizations and whole-loan sale activity and lower mortgage loan production levels. Additionally, the decrease is attributable to a favorable impact in 2007 of mark-to-market adjustments on certain

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

cancelable swaps, which hedge callable debt. The decrease was also due to the absence of a 2006 debt tender offer in our North American Automotive Finance operations, which resulted in a $225 million pretax charge in 2006.

Net loan servicing income increased 114% during the year ended December 31, 2007, compared to 2006. This increase was attributable to positive results in hedging activity and an increase in the average size of the mortgage servicing rights portfolio at ResCap. The increase in the average servicing portfolio resulted in an increase in servicing fees of $206.7 million. Increased asset securitization activity and whole-loan sales by our North American Automotive Finance operations also contributed to the increase in comparison with 2006 levels.

Insurance premiums and service revenue increased 5% during the year ended December 31, 2007, compared to 2006. The increase was primarily due to growth internationally, both organically and through the second quarter acquisition of Provident Insurance, and higher earnings in the extended service contract business. The increase was partially offset by challenging pricing conditions in the domestic personal insurance and reinsurance businesses.

The net gain on sale of loans was $508 million for the year ended December 31, 2007, compared to $1.5 billion for the year ended December 31, 2006. The decrease was primarily attributable to the decline in the fair value of mortgage loans held for sale and obligations to fund mortgage loans due to lower investor demand and lack of domestic and foreign market liquidity adversely affecting ResCap. As a result, the pricing for various loan product types deteriorated, as investor uncertainty remained high concerning the performance of these loans. These trends were partially offset by a $526 million gain on the sale of residual cash flows related to the deconsolidation of $27.4 billion in ResCap securitization trusts. The decrease was also offset by higher gains realized by our North American Automotive Finance operations due to an increase in securitization and whole-loan sale activity and improved sale margins as a result of the stable-to-declining interest rate environment.

Investment income was $473 million for the year ended December 31, 2007, compared to $2.1 billion in 2006. The decrease is primarily due to a $980 million decrease in realized capital gains within our Insurance operations as a result of rebalancing the portfolio in late 2006. Additionally, the decrease was due to the decline in the fair value of retained interests held by ResCap through off-balance sheet securitizations, resulting from increasing credit loss, discount rate, and prepayment speed assumptions associated with the stress in the domestic and foreign mortgage markets.

The decrease in gain on sale of equity-method investments, net, relates to a gain on sale of ResCap’s equity investment in a regional homebuilder during the year ended December 31, 2006. We realized no similar gain in 2007.

Other income decreased 10% during the year ended December 31, 2007, compared to 2006. The decline was due to a reduction in loans to GM in connection with the Sale Transactions, lower lending balances from Capmark as a result of the sale of 79% of the business in 2006. The decrease was also driven by increased impairment charges on land contracts and model homes, a loss on model home sales, lower equity income, and a decrease in fee income due to decreased mortgage loan production. The decrease was partially offset by a $563 million gain recognized on debt retirements.

The provision for credit losses increased 55% during the year ended December 31, 2007, compared to 2006. The increase was driven by the continued deterioration in the domestic housing market, which resulted in higher loss severity and frequency, lower home prices, and higher delinquencies at ResCap. Our provision for the automotive finance business remained unchanged as decreases in our North American operations were offset by increases in our International operations. The provision decreased for our North American operations because of lower on-balance sheet consumer receivables. Lower balance sheet receivable levels were due to lower production levels, compared to 2006 levels, and the sale or securitization of $26.9 billion of consumer finance receivables during the year ended December 31, 2007, compared to $22.5 billion during 2006. The decrease was more than offset by an increase in allowance coverage rates for our North American operations, as a result of deterioration in the credit performance and an increase for our International operations due to increases in the size of our portfolio, particularly in Latin America.

Insurance losses and loss adjustment expenses remained relatively flat during the year ended December 31, 2007, compared to 2006. The slight increase was primarily due to our international operations, including the Provident Insurance acquisition and organic growth in other businesses. The increase was partially offset by lower loss experience in our U.S. extended service contract and personal insurance businesses driven by lower volumes and lower weather-related losses affecting our reinsurance business.

The goodwill impairment charge of $455 million during the year ended December 31, 2007, was the result of the impairment of goodwill at our ResCap business in the third quarter of 2007 as a result of certain triggering events including credit downgrades and losses for the business. Refer to Note 11 to the Consolidated Financial Statements for more details. We recorded a charge of $840 million during the year ended December 31, 2006, relating to the

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

impairment of goodwill and intangible assets at our Commercial Finance operations.

Income tax expense was $390 million during the year ended December 31, 2007, compared to $103 million in 2006. In 2006, certain of our unregulated U.S. subsidiaries became disregarded or pass-through entities for U.S. federal income tax purposes upon their conversion to LLCs. The conversion resulted in the one-time favorable elimination of a net deferred tax liability of $791 million through income tax expense. A similar benefit to income tax expense was absent from the 2007 results. Results for the year ended December 31, 2007, reflect the effect of our domestic subsidiaries generally not being taxed at the entity level resulting in our effective tax rate on a consolidated basis varying significantly, compared to 2006. The primary reason is that the majority of the net loss experienced at ResCap is attributed to its LLCs and no tax benefit for these losses are recorded. Excluding ResCap, the consolidated effective tax rate is approximately 17%, which represents the provision for taxes at our non-LLC subsidiaries combined with taxable income that is not subject to tax at our LLC subsidiaries. The effective tax rates applicable to our non-LLC subsidiaries remain comparable with 2006.

2006 Compared to 2005
We reported net income of $2.1 billion for the year ended December 31, 2006, compared to $2.3 billion in 2005. These results reflect record earnings in Insurance operations and continued growth in Global Automotive Finance operations that provided earnings support for our ResCap operations, which was adversely affected by a decline in the residential housing market and deterioration in the nonprime securitization market in the United States. Net income includes a one-time tax benefit of $791 million in 2006 from our conversion and that of several of our domestic subsidiaries to LLCs in connection with the November 2006 sale of a controlling investment in GMAC and noncash after-tax goodwill and intangible asset impairment charges of $695 million in 2006 related to our Commercial Finance business.

Total financing revenue increased by 8% during the year ended December 31, 2006, compared to 2005. Consumer revenue increased 5% during the year ended December 31, 2006, compared to 2005, due to growth in the consumer mortgage loan portfolio as well as increases in mortgage loan yields, driven by an increase in mortgage rates during 2006. Commercial revenue increased 16% during the year ended December 31, 2006, compared to the same period in 2005, primarily due to higher market interest rates as the majority of the commercial lending and mortgage-lending portfolio were of a floating-rate nature. Operating lease revenue increased 10% during the year ended December 31, 2006, compared to 2005, due to an increase in the average size of our operating lease portfolio, despite the transfer of operating lease assets to GM during November 2006.

Interest expense increased by 19%, during the year ended December 31, 2006, compared to 2005, consistent with the overall increase in market interest rates during the year, but the increase was also reflective of the widening of our corporate credit spreads based on our credit rating.

Insurance premiums and service revenue earned increased by 11% during the year ended December 31, 2006, compared to 2005. This increase was driven by the extended service contract line primarily due to premiums and revenue from a higher volume of contracts written in prior years. Growth in domestic consumer products from the acquisition of MEEMIC Insurance Services Corporation (MEEMIC), a consumer products business that offers automobile and homeowners insurance in the Midwest, was partially offset by a decline in existing business due to a competitive domestic environment.

Investment income increased 76% during the year ended December 31, 2006, compared to 2005. The increase was primarily attributable to higher realized capital gains of approximately $900 million, as well as increased interest and dividend income due to higher average portfolio balances throughout the majority of 2006 from our Insurance operations. The increased capital gains resulted primarily from the rebalancing of the investment portfolio in the fourth quarter of 2006, reducing the level of equity holdings from approximately 30% of the portfolio to less than 10%, reducing the level of investment leverage, and freeing up capital for growth and dividends.

Gains on sale of equity-method investments, net, primarily represented the sale of ResCap’s equity investment in a regional homebuilder, which resulted in a gain of $415 million ($259 million after-tax). Other income decreased 17% during the year ended December 31, 2006, compared to 2005, as a result of a decrease in our net loan servicing income, primarily as a result of servicing asset valuation adjustments related to our ResCap operations as well as decreases resulting from our sale of approximately 79% of the former commercial mortgage business during 2006.

The provision for credit losses increased 86% during the year ended December 31, 2006, compared to 2005. The increase was primarily the result of higher loss severity trends at ResCap, which was attributable to general economic conditions including slower home price appreciation and deterioration in nonprime credit performance (including increases in nonprime delinquencies).

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Insurance losses and loss adjustment expenses increased 3% during the year ended December 31, 2006, compared to 2005. The increase was primarily driven by the acquisition of MEEMIC and growth in the domestic assumed reinsurance and international consumer products businesses. This increase was partially offset by favorable loss trends experienced in the domestic and international extended service contract product lines.

Impairment of goodwill and other intangible assets increased 18% during the year ended December 31, 2006, compared to 2005, as a result of higher impairment charges recorded by our Commercial Finance Group. During 2006, we were able to contain our other expenses, which remained relatively flat compared to 2005.

Income tax expense was $103 million for the year ended December 31, 2006, compared to $1.2 billion in 2005. The change was primarily a result of our conversion to an LLC during 2006 that resulted in an income tax benefit of $791 million.

Outlook
While future market conditions remain uncertain, we expect to continue to mitigate risk, rationalize the cost structure, and pursue growth opportunities. The following summarizes the key business issues for our operations in 2008:

•	Automotive Finance — In 2008, we expect a weak economic environment caused by higher energy prices and a deteriorating housing market that is likely to exert pressure on our consumer automotive finance customers resulting in higher delinquencies, repossessions, and losses compared to 2007. This will not only impact the financing margins and market valuations on our owned portfolio, but also impact the profit margins we recognize for sold assets through lower gains on sales. Credit performance in our commercial portfolios could also worsen in 2008 as more dealers experience financial distress as a result of declining profitability and lower anticipated industry and GM sales volumes. Pressure on GM sales could also adversely affect our origination volumes for both the consumer and commercial portfolios. In addition, our uncompetitive cost of borrowings could result in a lower penetration of GM volumes and negatively impact our ability to expand our presence in non-GM dealer networks.

We actively manage our credit risk and believe that as of December 31, 2007, we are appropriately reserved for estimated losses incurred in the portfolios. However, a negative change in economic factors (particularly in the U.S. economy) could adversely affect our future earnings. As many of our credit exposures are collateralized by vehicles, the severity of losses is particularly sensitive to a decline in used vehicle prices, which can also adversely affect residual values in our lease portfolio. In addition, the overall frequency of losses would be negatively influenced by deterioration in macroeconomic factors, which, in addition to those noted above, include higher unemployment rates and bankruptcy filings (both consumer and commercial).

•	ResCap — In 2008, if the domestic and international market economic conditions persist, the unfavorable impacts on our residential mortgage operations may continue. These domestic economic conditions include declining home appreciation and, in some areas, a decline in home prices, a significant deterioration in the nonprime securitization market, and a significant increase in nonprime delinquencies. The economic conditions will result in our residential mortgage operations having lower net interest margin, higher provision for loan losses, lower gain on sale margins and loan production, real estate investment impairments, and reduced gains on dispositions of real estate acquired through foreclosure.

We are exposed to valuation and credit risk on the portfolio of residential mortgage loans held for sale and held for investment, as well as on the interests retained from our securitization activities of these asset classes. In addition, we are exposed to credit risk in our asset-based lending business. Credit losses in our consumer portfolio are influenced by general business and economic conditions of the industries and countries in which we operate. We actively manage our credit risk and believe that as of December 31, 2007, we are appropriately reserved for estimated losses incurred in the portfolios. However, a negative change in economic factors (particularly in the U.S. economy) could adversely affect our 2008 earnings. As many of our credit exposures are collateralized by homes, the severity of losses is particularly sensitive to a decline in residential home prices. In addition, the overall frequency of losses would be negatively influenced by an increase in macroeconomic factors, such as unemployment rates and bankruptcy filings.

•	Insurance — In 2008, we expect to have positive underwriting results and a stable investment portfolio. We will continue to aggressively pursue growth in both the domestic and international markets in all product lines through examining viable organic growth initiatives and strategic acquisitions.

Our extended service product line is dependent upon new vehicle market sales and vehicle quality. Due to our relationship with GM, we are particularly sensitive to changes in its market share and quality. Forecasts anticipate that GM’s new vehicle sales will be lower in 2008. We expect to mitigate the impact through the

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

offering of diversified products. We continue to expect a competitive pricing environment in our domestic consumer products in 2008. Extraordinary weather conditions can have a large impact on underwriting results in our consumer and automobile dealership physical damage products. We mitigate our potential loss exposure through active management of claim settlement activities and believe we are appropriately reserved for unpaid losses and loss adjustment expenses as of December 31, 2007.

We expect to have a stable earnings stream from our investment portfolio due to a high allocation of assets in fixed income securities. Due to an anticipated declining interest rate environment, we expect a slight decrease in our fixed asset interest-income-earnings for maturing securities. The performance of our portfolio is dependent upon investment market prices and other underlying factors.

•	Funding and liquidity — Our ability to fund our Global Automotive Finance and ResCap operations in a cost-efficient manner is a key component of our profitability. During the second half of 2007, the mortgage and capital markets experienced significant stress which translated into significant increases in the cost of new funding. Currently the cost of funding in the unsecured markets is prohibitive while secured funding costs reflect the fact that investors are more cautious in today’s market environment. It is against this backdrop that we continue our ongoing practice of exercising prudent liquidity and capital management. We remain very focused on our liquidity position, and it remains our highest priority. Therefore, despite the funding cost increases we are experiencing, we continue to move forward with our funding plan and access the public markets for automotive-related asset-backed securities, as well as work to extend key facilities. Refer to the Funding and Liquidity section in this MD&A for further discussion.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Global Automotive Finance Operations

Results of Operations
The following table summarizes the operating results of our Global Automotive Finance operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments and include eliminations of balances and transactions among our North American operations and International operations reportable segments.

				2007-2006	2006-2005
Year ended December 31, ($ in millions)	2007	2006	2005	% change	% change

Revenue
Consumer	$5,334	$5,681	$6,550	(6)	(13)
Commercial	1,743	1,602	1,431	9	12
Loans held for sale	143	—	—	n/m	—
Operating leases	7,217	7,735	7,022	(7)	10

Total financing revenue	14,437	15,018	15,003	(4)	—
Interest expense	8,610	9,216	9,310	(7)	(1)
Depreciation expense on operating lease assets	4,913	5,328	5,235	(8)	2

Net financing revenue	914	474	458	93	3
Other revenue
Servicing fees	403	270	122	49	121
Gain on sale of loans, net	840	537	455	56	18
Investment income	422	399	214	6	86
Other income	2,376	2,681	3,126	(11)	(14)

Total other revenue	4,041	3,887	3,917	4	(1)
Total net revenue	4,955	4,361	4,375	14	—
Provision for credit losses	510	510	415	—	23
Noninterest expense	2,732	2,679	2,234	2	20

Income before income tax expense (benefit)	1,713	1,172	1,726	46	(32)
Income tax expense (benefit)	228	(71)	573	n/m	(112)
Net income	$1,485	$1,243	$1,153	19	8

Total assets	$161,364	$134,603	$156,153	20	(14)

n/m = not meaningful

2007 Compared to 2006
Net income increased to $1.5 billion for the year ended December 31, 2007, compared to $1.2 billion for 2006. North American operations benefited during the year ended December 31, 2007, from lower interest expense and higher gains on sales and servicing fee income due to an acceleration of our transition to an originate-to-distribute model in the United States, which resulted in higher levels of off-balance sheet securitizations and whole-loan sales.

Total financing revenue decreased 4% for the year ended December 31, 2007, compared to 2006. The decrease in consumer revenue resulted from a reduction in retail asset levels in our North American operations since December 31, 2006, due to increased securitization and whole-loan sales activity. Operating lease revenue (along with the related depreciation expense) decreased due to a reduction of our operating lease portfolio that was primarily caused by the transfer of approximately $12.6 billion of net operating lease assets to GM during November 2006, as part of the Sale Transactions. These decreases in financing revenue in our North American operations during the year ended December 31, 2007, were partially offset by improved results in our International operations that were driven by growth in the loan and lease portfolio and favorable foreign currency exchange rate movements.

Interest expense decreased 7% for the year ended December 31, 2007, compared to 2006. The reduction was primarily due to lower levels of unsecured debt as a result of a shift to secured and off-balance sheet funding sources and the absence of a debt tender offer in 2007. The year ended December 31, 2006, includes the earnings impact of a $1 billion debt tender offer to repurchase certain deferred interest debentures that resulted in a pretax unfavorable impact of $225 million. Additionally, the decrease is attributable to a favorable impact in 2007 of mark-to-market

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

adjustments on certain cancelable swaps, which hedge callable debt. The 2006 mark-to-market adjustments were unfavorable due to movement in the benchmark forward yield curve and the inability to apply hedge accounting. The decrease was partially offset by unfavorable foreign currency adjustments in our International operations.

Net gain on sale of loans increased 56% for year ended December 31, 2007, compared to 2006. The increase was primarily a result of an increase in whole-loan and off-balance sheet securitization activity by our North American operations. For the year ended December 31, 2007, our North American operations executed approximately $26.9 billion in whole-loan and off-balance sheet securitization transactions, compared to $22.5 billion during 2006. Additionally, the gain on sale margins improved as a result of the stable-to-declining interest rate environment and servicing fees increased 49% as a result of the growth in the off-balance sheet portion of the serviced portfolio. Refer to the Funding and Liquidity section of this MD&A for further discussion.

Investment income increased 6% during the year ended December 31, 2007, compared to 2006. The increase was primarily due to an increase in the average balance of investment securities, driven by higher levels of retained and residual interests in off-balance sheet securitized assets.

Other income decreased 11% for the year ended December 31, 2007, compared to 2006, due to lower revenue on intercompany loans due to the reduction in loans to GM in connection with the Sale Transactions and lower intercompany lending levels with our other operating segments. In addition, a decrease in the average balance of cash and cash equivalents during the year ended December 31, 2007, resulted in lower interest income.

Our provision for credit losses remained unchanged during the year ended December 31, 2007, compared to 2006. The provision decreased for our North American operations due to lower on-balance sheet consumer receivables, consistent with our acceleration of the originate-to-distribute model. The decrease was partially offset by an increase in allowance coverage rates for our North American operations, as a result of deterioration in the credit performance during the second half of 2007, and an increase for our International operations due to an increase in the size of the portfolio, particularly in Latin America. Refer to Consumer Automotive Financing section of this MD&A for further discussion.

Noninterest expenses increased 2% for the year ended December 31, 2007 compared to 2006. The increase was primarily attributed to the first annual exclusivity fee of $75 million paid to GM in connection with our 10-year exclusivity right to U.S. subvented automotive consumer business.

Income tax expense was $228 million during the year ended December 31, 2007, compared to an income tax benefit of $71 million in 2006. In 2006, certain of our unregulated U.S. subsidiaries became disregarded or pass-through entities for U.S. federal income tax purposes upon their conversion to an LLC. The election resulted in the one-time favorable elimination of a net deferred tax liability of $791 million through income tax expense in 2006. Due to our election to be treated as a disregarded or pass-through entity, a federal tax provision is no longer required for the majority of the U.S. Automotive Finance operations. In addition, the year ended December 31, 2007, includes the unfavorable impact of the establishment of an $89 million tax valuation allowance against certain deferred tax assets within our Canadian operations.

2006 Compared to 2005
Net income increased 8% during the year ended December 31, 2006, compared to the same period in 2005. Net income was positively affected by $383 million related to the write-off of certain net deferred tax liabilities as part of our conversion to an LLC during November 2006. Results for 2006 also include the earnings impact of a $1 billion debt tender offer to repurchase certain deferred interest debentures that resulted in an after-tax unfavorable impact of $135 million. Absent the impact of the tender offer and the write-off of certain deferred taxes, Automotive Finance net income decreased $158 million during the year ended December 31, 2006, compared to 2005.

Total automotive financing revenue was relatively flat during the year ended December 31, 2006, compared to 2005, as lower consumer revenue was offset by higher commercial and operating lease revenues in the North American operations. The decrease in consumer revenue was consistent with the reduction in consumer asset levels as a result of continued whole-loan sale activity. Consumer automotive finance receivables declined by $869 million, or 13%, during the year ended December 31, 2006, compared to 2005. The size of our commercial finance receivable portfolio during the year ended December 31, 2006, was relatively consistent with the same period of 2005. Commercial revenue increased approximately 12% during the year ended December 31, 2006, compared to 2005, as a result of higher earning rates on the portfolio from an increase in market interest rates in 2006. Operating lease revenue and related depreciation expense increased 10% and 2%, respectively, during the year ended December 31, 2006, compared to 2005, consistent with the higher average size of the operating lease portfolio. The increase in the average portfolio is reflective of continued strong lease volumes in North American operations and higher average customer balances.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Interest expense decreased 1% during the year ended December 31, 2006, compared to 2005. When excluding the 2006 unfavorable pretax impact of the debt tender offer, approximately $225 million, interest expense decreased approximately 3% during the year ended December 31, 2006, compared to 2005. This decline in interest was mainly due to the decrease in our debt balance, which was partially offset by higher market interest rates.

Our servicing fee income increased 121% during the year ended December 31, 2006, compared to 2005. The increase was primarily related to the increase in our average serviced asset base. Investment income increased during the year ended December 31, 2006, compared to 2005. The increase was largely a result of higher short-term interest rates and asset balances during 2006 versus 2005. In addition, noninterest expenses increased due to an overall decline in operating lease remarketing results because of a softening in used vehicle prices and an overall decrease in lease termination volume.

The provision for credit losses primarily increased during the year ended December 31, 2006, compared to 2005, as a result of deterioration in the credit performance of the consumer portfolio of our North American operations, as a result of increased loss frequency and severity.

Total income tax expense decreased by $644 million during the year ended December 31, 2006, compared to 2005, primarily due to our conversion to an LLC. A decline in pretax income for the 2006 year, lower Canadian corporate and provincial tax rates, and the elimination of the Large Corporation Tax in Canada in 2006 also contributed to the decline.

Before the Sale Transactions, we distributed to GM certain assets with respect to automotive leases owned by us and our affiliates having a net book value of $4.0 billion and related deferred tax liabilities of $1.8 billion. The distribution consisted of $12.6 billion of U.S. operating lease assets, $1.5 billion of restricted cash and miscellaneous assets, and a $10.1 billion note payable.

Consumer Automotive Financing
We provide two basic types of financing for new and used vehicles: retail automotive contracts and automotive lease contracts. In most cases, we purchase retail contracts and leases for new and used vehicles from GM-affiliated dealers when the vehicles are purchased or leased by consumers. In a number of markets outside the United States, we are a direct lender to the consumer. Our consumer automotive financing operations generate revenue through finance charges or lease payments and fees paid by customers on the retail contracts and leases. In connection with lease contracts, we also recognize a gain or loss on the remarketing of the vehicle. For purposes of discussion in this section of the MD&A, the loans related to our automotive lending activities are referred to as retail contracts.

The amount we pay a dealer for a retail contract is based on the negotiated purchase price of the vehicle and any other products, such as extended service contracts, less any vehicle trade-in value and any down payment from the consumer. Under the retail contract, the consumer is obligated to make payments in an amount equal to the purchase price of the vehicle (less any trade-in or down payment) plus finance charges at a rate negotiated between the consumer and the dealer. In addition, the consumer is also responsible for charges related to past due payments. When we purchase the contract, it is normal business practice for the dealer to retain some portion of the finance charge as income for the dealership. Our agreements with dealers place a limit on the amount of the finance charges they are entitled to retain. Although we do not own the vehicles we finance through retail contracts, we hold a perfected security interest in those vehicles.

With respect to consumer leasing, we purchase leases (and the associated vehicles) from dealerships. The purchase prices of the consumer leases are based on the negotiated price for the vehicle, less any vehicle trade-in and any down payment from the consumer. Under the lease, the consumer is obligated to make payments in amounts equal to the amount by which the negotiated purchase price of the vehicle (less any trade-in value or down payment) exceeds the projected residual value (including rate support) of the vehicle at lease termination, plus lease charges. The consumer is also responsible for charges related to past due payments, excess mileage, and excessive wear and tear. When the lease contract is entered into, we estimate the residual value of the leased vehicle at lease termination. We base our determination of the projected residual values on a guide published by an independent publisher of vehicle residual values, which is stated as a percentage of the manufacturer’s suggested retail price. These projected values may be upwardly adjusted as a marketing incentive, if GM or GMAC considers an above-market residual appropriate to encourage consumers to lease vehicles or for a low mileage lease program. Our standard leasing plan, SmartLease, requires a monthly payment by the consumer. We also offer an alternative leasing plan, SmartLease Plus that requires one up-front payment of all lease amounts at the time the consumer takes possession of the vehicle.

In addition to the SmartLease plans, we offer the SmartBuy plan through dealerships to consumers. SmartBuy combines certain features of a lease contract with those of a traditional retail contract. Under the SmartBuy plan, the customer pays regular monthly payments that are generally lower than would otherwise be owed under a traditional retail contract.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

At the end of the contract, the customer has several options, including keeping the vehicle by making a final balloon payment or returning the vehicle to us and paying a disposal fee plus any applicable excess wear and excess mileage charges. Unlike a lease contract, during the course of a SmartBuy contract the customer owns the vehicle, and we hold a perfected security interest in the vehicle.

With respect to all financed vehicles, whether subject to a retail contract or a lease contract, we require that property damage insurance be obtained by the consumer. In addition, for lease contracts, we require that bodily injury and comprehensive and collision insurance be obtained by the consumer.

Consumer automotive finance retail revenue accounted for $5.3 billion, $5.7 billion, and $6.6 billion of our revenue in 2007, 2006, and 2005, respectively.

The following table summarizes our new and used vehicle consumer financing volume and our share of GM retail sales:

	GMAC volume			Share of GM retail sales
Year ended December 31, (units in thousands)	2007	2006	2005	2007	2006	2005
Consumer automotive financing
GM new vehicles
North America
Retail contracts	852	973	984	27%	29%	27%
Leases	561	624	574	18%	19%	15%

Total North America	1,413	1,597	1,558	45%	48%	42%
International (retail contracts and leases)	571	532	525	23%	24%	26%

Total GM new units financed	1,984	2,129	2,083	35%	38%	36%

Used units financed	504	373	463
Non-GM new units financed	108	68	72

Total consumer automotive financing volume	2,596	2,570	2,618

Our consumer automotive financing volume and penetration levels are significantly influenced by the nature, timing, and extent of GM’s use of rate, residual, and other financing incentives for marketing purposes on consumer retail automotive contracts and leases. Our North American penetration levels in 2007 were lower than what was experienced in 2006, mainly due to certain consumer retail financing incentives offered in the third quarter of 2006 that resulted in significant increases in comparison to historical experience. Conversely, GM’s Employee Discount for Everyone marketing program, which was introduced in June 2005 and ran through September 2005, had a negative affect on our penetration levels in 2005. Although GM benefited from an increase in sales, our penetration levels decreased, as the program did not provide consumers with additional incentives to finance with us. Our International operations’ consumer penetration levels declined, primarily as a result of a reduction in GM incentives on new vehicles, as well as the inclusion of GM vehicle sales in China in the penetration calculation, where we commenced operations in late 2004.

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

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

the difference between proceeds and the standard residual value (limited to a floor).

Under what we refer to as pull-ahead programs, consumers are encouraged to terminate leases early in conjunction with the acquisition of a new GM vehicle. As part of these programs, we waive all or a portion of the customer’s remaining payment obligation, and under most programs, GM compensates us for the foregone revenue from the waived payments. Additionally, since these programs generally accelerate our remarketing of the vehicle, the sale proceeds are typically higher than otherwise would have been realized had the vehicle been remarketed at lease contract maturity. Therefore, the reimbursement from GM for the foregone payments is reduced by the amount of this benefit.

In connection with the sale, we amended our risk-sharing agreement with GM. The new agreement applies to new lease contracts entered into after November 30, 2006. GM is responsible for risk sharing on returned lease vehicles in the United States and Canada whose resale proceeds are below standard residual values (limited to a floor). GM will also pay us a quarterly leasing payment in connection with the agreement beginning in the first quarter of 2009 and ending in the fourth quarter of 2014.

Additionally, we entered into an exclusivity agreement with GM where vehicle financing and leasing incentives are offered only through us for a 10-year period, which expires in November 2016. In connection with our right to use the “GMAC” name for a 10-year period also ending in November 2016 and for the exclusivity related to special financing and leasing incentives, we pay GM an annual fee of $105 million. We have the right to prepay these exclusivity fees to GM at any time.

The following table summarizes the percentage of our annual retail contracts and lease volume that includes GM-sponsored rate and residual incentives.

Year ended December 31,	2007	2006	2005

North America	85%	90%	78%
International	42%	52%	53%

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

We use a proprietary credit scoring system to support this credit approval process and to manage the credit quality of the portfolio. We use credit scoring to differentiate expected default rates of credit applicants, enabling us to better evaluate credit applications for approval and to tailor the pricing and financing structure according to this assessment of credit risk. We periodically review our credit scoring models and update them for historical information and current trends. However, these actions by management do not eliminate credit risk. Improper evaluations of contracts for purchase, and changes in the applicant’s financial condition after approval could negatively affect the quality of our receivables portfolio, resulting in credit losses.

Upon successful completion of our credit underwriting process, we purchase the retail automotive financing contract or lease from the dealer.

Underwriting criteria for the U.S. consumer portfolio has remained consistent with historical practices resulting in less than 20% of the serviced retail and lease portfolio with credit bureau scores of less than 620 at December 31, 2007 and 2006.

Automotive financing differs significantly from mortgage financing in that the asset is expected to depreciate, reinforcing the importance of repayment capacity. Further, unlike some mortgage products, automotive loans are typically fixed-rate contracts, with no reset or payment option features.

Consumer Credit Risk Management
Credit losses in our consumer automotive retail contract and lease portfolio are influenced by general business and economic conditions, such as unemployment rates, bankruptcy filings, and used vehicle prices. We analyze credit losses according to frequency (i.e., the number of contracts that default) and severity (i.e., the dollar magnitude of loss per occurrence of default). We manage credit risk through our contract purchase policy, credit approval process (including our proprietary credit scoring system), and servicing capabilities.

In general, the credit quality of the off-balance sheet portfolio is representative of our overall managed consumer automotive retail contract portfolio. However, the process of creating a pool of retail automotive finance receivables for securitization or sale typically involves excluding retail contracts that are greater than 30 days delinquent. A portfolio that excludes delinquent contracts historically results in better credit performance in the managed portfolio than in the on-balance sheet portfolio of retail automotive finance receivables.

The managed portfolio includes retail receivables held on-balance sheet for investment and receivables securitized and sold that we continue to service and in which we have a continuing involvement (i.e., in which we retain an interest

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

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

	Average retail	Annual charge-offs,
	assets	net of recoveries (a)			Net charge-off rate
Year ended December 31, ($ in millions)	2007	2007	2006	2005	2007	2006	2005

Managed
North America (b)	$49,620	$595	$569	$735	1.20%	1.20%	1.02%
International	17,269	89	112	132	0.52%	0.73%	0.73%

Total managed	$66,889	$684	$681	$867	1.02%	1.10%	0.96%

On-balance sheet
North America (b)	$40,888	$555	$559	$719	1.36%	1.31%	1.11%
International	17,269	89	112	132	0.52%	0.73%	0.73%

Total on-balance sheet	$58,157	$644	$671	$851	1.11%	1.18%	1.02%

(a)	Net charge-offs exclude amounts related to residual losses on balloon automotive SmartBuy finance contracts. These amounts totaled $28 million, $26 million, and $1 million for the years ended December 31, 2007, 2006, and 2005 respectively.
(b)	North America 2006 annualized charge-offs, net of recoveries, include $100 million of certain expenses related to repossessed vehicles, which are included in other operating expenses in the Consolidated Statement of Income.

The following table summarizes pertinent delinquency experience in the consumer automotive retail contract portfolio.

	Retail contracts 30 days
	or more past due (a)
	Managed		On-balance sheet
	2007	2006	2007	2006

North America	2.58%	2.49%	2.87%	2.73%
International	2.55%	2.63%	2.55%	2.63%

Total	2.57%	2.54%	2.74%	2.70%

(a)	Past due contracts are calculated on the basis of the average number of contracts delinquent during a month and exclude accounts in bankruptcy.

In addition to the preceding loss and delinquency data, the following table summarizes bankruptcies information for the United States consumer automotive retail contract portfolio (which represents approximately 53% and 66% of our on-balance sheet consumer automotive retail contract portfolio for 2007 and 2006, respectively) and repossession information for the Global Automotive Finance operations consumer automotive retail contract portfolio:

			On-balance
	Managed		sheet
Year ended December 31,	2007	2006	2007	2006

United States:
Average retail contracts in bankruptcy (in units) (a)	60,024	88,658	58,136	87,731
Bankruptcies as a percentage of average number of contracts outstanding	2.12%	2.62%	2.52%	2.78%
North America:
Retail contract repossessions (in units)	77,955	91,930	70,838	89,823
Repossessions as a percentage of average number of contracts outstanding	2.36%	2.39%	2.69%	2.64%
International:
Retail contract repossessions (in units)	12,090	13,446	12,090	13,446
Repossessions as a percentage of average number of contracts outstanding	0.77%	0.86%	0.77%	0.86%

(a)	Includes those accounts where the customer has filed for bankruptcy and is not yet discharged, the customer was discharged from bankruptcy but did not affirm their loan with GMAC, and other special situations where the customer is protected by applicable law with respect to GMAC’s normal collection policies and procedures.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Servicing
Servicing activities consist largely of collecting and processing customer payments, responding to customer inquiries such as requests for payoff quotes, processing customer requests for account revisions (such as payment extensions and refinancings), maintaining a perfected security interest in the financed vehicle, monitoring vehicle insurance coverage, and disposing of off-lease vehicles.

Our customers have the option to remit payments through monthly billing statements, coupon books, or electronic funds transfers. Customer payments are processed by regional third-party processing centers that electronically transfer payment data to customers’ accounts.

Servicing activities also include initiating contact with customers who fail to comply with the terms of the retail contract or lease. These contacts typically begin with a reminder notice when the account is 2 to 15 days past due. Telephone contact typically begins when the account is 5 to 20 days past due. Accounts that become 25 to 30 days past due are transferred to special collection centers that track accounts more closely. The nature and timing of these activities depend on the repayment risk that the account poses.

During the collection process, we may offer a payment extension to a customer experiencing temporary financial difficulty. A payment extension enables the customer to delay monthly payments for 30, 60, or 90 days, thereby deferring the maturity date of the contract by the period of delay. Extensions granted to a customer typically do not exceed 90 days in the aggregate over any 12-month period or 180 days in aggregate over the life of the contract. If the customer’s financial difficulty is not temporary and management believes the customer could continue to make payments at a lower payment amount, we may offer to rewrite the remaining obligation, extending the term and lowering the monthly payment obligation. Extensions and rewrites are techniques that help mitigate financial loss in those cases where management believes the customer will recover from financial difficulty and resume regularly scheduled payments or can fulfill the obligation with lower payments over a longer period. Before offering an extension or rewrite, collection personnel evaluate and take into account the capacity of the customer to meet the revised payment terms. Although the granting of an extension could delay the eventual charge-off of an account, typically we are able to repossess and sell the related collateral, thereby mitigating the loss. As an indication of the effectiveness of our consumer credit practices, of the total amount outstanding in the United States traditional retail portfolio as of December 31, 2004, only 5.8% of the extended or rewritten accounts were subsequently charged off through December 31, 2007. A three-year period was utilized for this analysis as this approximates the weighted average remaining term of the portfolio. As of December 31, 2007, 5.8% of the total amount outstanding in the portfolio had been granted an extension or rewritten.

Subject to legal considerations, we will normally begin repossession activity once an account becomes 60-days past due. Repossession may occur earlier if management determines the customer is unwilling to pay, the vehicle is in danger of being damaged or hidden, or the customer voluntarily surrenders the vehicle. Approved third-party repossession firms handle repossessions. Normally, the customer is given a period to redeem the vehicle by paying off the account or bringing the account current. If the vehicle is not redeemed, it is sold at auction. If the proceeds do not cover the unpaid balance, including unpaid finance charges and allowable expenses, the resulting deficiency is charged off. Asset recovery centers pursue collections on accounts that have been charged off, including those accounts where the vehicle was repossessed, and skip accounts where the vehicle cannot be located.

We have historically serviced retail contracts and leases in our managed portfolio. We will continue selling a portion of the retail contracts (on a whole-loan basis) that we purchase. With respect to retail and lease contracts we sell, we retain the right to service these retail contracts and leases and earn a servicing fee for our servicing functions. Semperian LLC, a subsidiary, performs most servicing activities for U.S. retail contracts and consumer automotive leases on our behalf. Semperian’s servicing activities are performed in accordance with our policies and procedures.

As of December 31, 2007 and 2006, our total consumer automotive serviced portfolio was $126.5 billion and $123.0 billion, respectively, whereas our consumer automotive managed portfolio was $100.7 billion and $91.9 billion in 2007 and 2006, respectively.

Allowance for Credit Losses
Our allowance for credit losses is intended to cover management’s estimate of incurred losses in the portfolio. Refer to the Critical Accounting Estimates section of this MD&A and Note 1 to our Consolidated Financial Statements for further discussion.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

The following table summarizes activity related to the consumer allowance for credit losses for our Global Automotive Finance operations.

Year ended December 31,
($ in millions)	2007	2006

Balance at January 1,	$1,460	$1,618
Provision for credit losses	512	520
Charge-offs
Domestic	(722)	(724)
Foreign	(169)	(171)

Total charge-offs	(891)	(895)

Recoveries
Domestic	150	151
Foreign	67	47

Total recoveries	217	198

Net charge-offs	(674)	(697)
Impacts of foreign currency translation	11	16
Securitization activity	—	3

Allowance at end of year	$1,309	$1,460
Allowance coverage (a)	2.87%	2.39%

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet consumer automotive retail contracts excluding loans held for sale.

After strong credit performance in recent years, credit fundamentals in our North American consumer automotive portfolio started to deteriorate in the third quarter of 2007. The increase in delinquencies is primarily the result of deterioration in general economic conditions, with more noticeable increases in those regions of the United States experiencing the highest degree of home price depreciation. Similarly, repossessions (as a percentage of contracts outstanding) and loss severity also increased during the year ended December 31, 2007, compared to 2006. The increase in loss severity is illustrated by an increase in the average loss incurred per new vehicle repossessed in the North American retail automotive portfolio, which increased from $8,722 in 2006 to $9,070 in 2007. The increase in loss severity was due to higher advance rates as a result of originating longer term loans (up to 72 months on new vehicles) consistent with the industry, higher fuel costs, and deteriorating economic conditions. Conversely, credit trends in the International portfolio remain strong and overall delinquencies are in line with historical experience.

Despite higher delinquency and repossession trends, net charge-offs as a percentage of average retail assets in North America remained relatively stable during the year ended December 31, 2007, compared to 2006. However, we do expect to experience a modest increase in net charge-offs in 2008 representative of the general weakening in consumer credit as a result of worsening economic conditions.

In response to the weaker credit trends experienced during the year ended December 31, 2007, our North American operations tightened underwriting standards and increased emphasis on initial verification of application information. In addition, we expanded our collection resources by approximately 40%, or 400 collectors, in the fourth quarter of 2007 and first quarter of 2008, to vigilantly monitor and manage our consumer automotive portfolio.

Despite the weaker credit trends, the number of bankruptcies in the U.S. portfolio decreased during the year ended December 31, 2007, compared to 2006. The decrease is a result of a change in bankruptcy law in October 2005 which resulted in a dramatic increase in bankruptcy filings leading up to the change in law. The majority of these filings were carried into 2006 and discharged during the course of the year.

The allowance for credit losses as a percentage of the total on-balance sheet consumer portfolio increased at December 31, 2007, compared to December 31, 2006. The increase in the allowance coverage was the result of deterioration in credit performance of the portfolio in the latter half of 2007 and increased securitization and whole-loan sale activity. The process of creating a pool of retail automotive finance receivables for securitization or sale typically involves excluding retail contracts that are greater than 30-days delinquent. A portfolio that excludes delinquent contracts historically results in better credit performance in the managed portfolio than in the on-balance sheet portfolio of retail automotive finance receivables.

Our consumer automotive leases are operating leases and, therefore, exhibit different loss performance as compared to consumer automotive retail contracts. Credit losses on the operating lease portfolio are not as significant as losses on retail contracts because lease losses are limited to past due payments, late charges, and fees for excess mileage and excessive wear and tear. Since some of these fees are not assessed until the vehicle is returned, credit losses on the lease portfolio are correlated with lease termination volume. As further described in the Critical Accounting Estimates section of this MD&A, credit risk is considered within the overall depreciation rate and the resulting net carrying value of the operating lease asset. North American operating lease accounts past due over 30 days represented 1.74% and 1.51% of the total portfolio at December 31, 2007 and 2006, respectively.

Remarketing and Sales of Leased Vehicles
When we acquire a consumer lease, we assume ownership of the vehicle from the dealer. Neither the consumer nor the

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

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

Year ended December 31,	2007	2006	2005

Auction
Physical	39%	44%	42%
Internet	43%	38%	39%
Sale to dealer	12%	12%	12%
Other (including option exercised by lessee)	6%	6%	7%

We primarily sell our off-lease vehicles through:

•	Internet auctions — We offer off-lease vehicles to GM dealers and affiliates through a proprietary internet site (SmartAuction). This internet sales program increases the net sales proceeds from off-lease vehicles by reducing the time between vehicle return and ultimate disposition, reducing holding costs, and broadening the number of prospective buyers, thereby maximizing proceeds. We maintain the internet auction site, set the pricing floors on vehicles, and administer the auction process. We earn a service fee for every sale. Remarketing fee revenue, primarily generated through SmartAuction, was $91 million, $76 million, and $64 million for 2007, 2006, and 2005, respectively.

•	Physical auctions — We dispose of our off-lease vehicles not purchased at termination by the lease consumer or dealer through traditional official GM-sponsored auctions. We are responsible for handling decisions at the auction, including arranging for inspections, authorizing repairs and reconditioning, and determining whether bids received at auction should be accepted.

Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer lease portfolio. This lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. The following factors most significantly influence lease residual risk:

•	Used vehicle market — We are at risk due to changes in used vehicle prices. General economic conditions, off-lease vehicle supply and new vehicle market prices (of both GM and other manufacturers) most heavily influence used vehicle prices.

•	Residual value projections — As previously discussed, we establish residual values at lease inception by consulting independently published guides and periodically review these residual values during the lease term. These values are projections of expected values in the future (typically between two and four years) based on current assumptions for the respective make and model. Actual realized values often differ.

•	Remarketing abilities — Our ability to efficiently process and effectively market off-lease vehicles affects the disposal costs and the proceeds realized from vehicle sales.

•	GM vehicle and marketing programs — GM influences lease residual results in the following ways:

>	GM provides support to us for certain residual deficiencies.

>	The brand image and consumer preference of GM products affect residual risk, as our lease portfolio consists primarily of GM vehicles.

>	GM marketing programs may influence the used vehicle market for GM vehicles, through programs such as incentives on new vehicles, programs designed to encourage lessees to terminate their leases early in conjunction with the acquisition of a new GM vehicle (referred to as pull-ahead programs) and special rate used vehicle programs.

The following table summarizes the volume of lease terminations and the average sales proceeds on 24-, 36-, and 48-month scheduled lease terminations in the United States serviced lease portfolio for the years shown, which represents the majority of total terminations.

Year ended December 31,	2007	2006	2005

Off-lease vehicles remarketed (in units)	302,391	272,094	283,480
Sales proceeds on scheduled lease terminations ($ per unit)
24-month	$16,496	$16,092	$16,834
36-month	14,774	14,715	14,992
48-month	12,403	12,130	11,890

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Despite weakness in the used vehicle market during the fourth quarter of 2007, our off-lease vehicle remarketing results remained relatively stable in 2007. We have continued aggressive use of the internet in disposing of off-lease vehicles. This initiative has improved efficiency, reduced costs, and ultimately increased the net proceeds on the sale of off-lease vehicles. In 2008, continued improvement in remarketing results is expected as the favorable effect of lower contractual residual values continues.

In recent years, the percentage of lease contracts terminated before the scheduled maturity date has increased primarily due to GM-sponsored pull-ahead programs. Under these marketing programs, consumers are encouraged to terminate leases early in conjunction with the acquisition of a new GM vehicle. The sales proceeds per vehicle on scheduled lease terminations in the preceding table do not include the effect of payments related to the pull-ahead programs.

Commercial Automotive Financing
Automotive Wholesale Dealer Financing
One of the most important aspects of our Global Automotive Finance operations is supporting the sale of GM vehicles through wholesale or floor plan financing, primarily through automotive finance purchases by dealers of new and used vehicles manufactured or distributed by GM and, less often, other vehicle manufacturers, before sale or lease to the retail customer. Wholesale automotive financing represents the largest portion of our commercial financing business and is the primary source of funding for GM dealers’ purchases of new and used vehicles. In 2007, we financed 6.1 million new GM vehicles (representing an 82% share of GM sales to dealers). In addition, we financed approximately 199,000 new non-GM vehicles.

Wholesale credit is arranged through lines of credit extended to individual dealers. In general, each wholesale credit line is secured by all the vehicles financed by us and, in some instances, by other assets owned by the dealer or the operator’s/owner’s personal guarantee. The amount we advance to dealers is equal to 100% of the wholesale invoice price of new vehicles, which includes destination and other miscellaneous charges, and with respect to vehicles manufactured by GM and other motor vehicle manufacturers, a price rebate, known as a holdback, from the manufacturer to the dealer in varying amounts stated as a percentage of the invoice price. Interest on wholesale automotive financing is generally payable monthly. Most wholesale automotive financing is structured to yield interest at a floating rate indexed to the Prime Rate. The rate for a particular dealer is based on, among other things, competitive factors, the amount and status of the dealer’s creditworthiness, and various incentive programs.

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

Wholesale automotive financing accounted for $1.4 billion, $1.3 billion, and $1.1 billion of our revenues in 2007, 2006, and 2005, respectively.

The following table summarizes our wholesale financing of new vehicles and share of GM sales to dealers in markets where we operate.

	GMAC volume			Share of GM retail sales
Year ended December 31, (units in thousands)	2007	2006	2005	2007	2006	2005
GM vehicles
North America	3,161	3,464	3,798	77%	76%	80%
International	2,932	2,658	2,462	88%	86%	84%

Total GM units financed	6,093	6,122	6,260	82%	80%	82%

Non-GM units financed	199	145	180

Total wholesale volume	6,292	6,267	6,440

Our wholesale automotive financing continues to be the primary funding source for GM dealer inventories. Penetration levels in North America in 2007 continued to reflect traditionally strong levels, consistent with recent historical experience. International levels increased in 2007 mainly due to growth in China (equity-method investment) and improvement in their penetration levels.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Credit Approval
Before establishing a wholesale line of credit, we perform a credit analysis of the dealer. During this analysis, we:

•	review credit reports and financial statements and, may obtain bank references;

•	evaluate the dealer’s marketing capabilities;

•	evaluate the dealer’s financial condition; and

•	assess the dealer’s operations and management.

On the basis of this analysis, we may approve the issuance of a credit line and determine the appropriate size. The credit lines represent guidelines, not limits. Therefore, the dealers may exceed them on occasion, an example being a dealer exceeding sales targets contemplated in the credit approval process. Generally, the size of the credit line is intended to be an amount sufficient to finance approximately a 90-day supply of new vehicles and a 30-60 day supply of used vehicles. Our credit guidelines ordinarily require that advances to finance used vehicles be approved on a unit-by-unit basis.

Commercial Credit
Our credit risk on the commercial portfolio is markedly different from that of our consumer portfolio. Whereas the consumer portfolio represents a homogeneous pool of retail contracts and leases that exhibit fairly predictable and stable loss patterns, the commercial portfolio exposures are less predictable. In general, the credit risk of the commercial portfolio is tied to overall economic conditions in the countries in which we operate. Further, our credit exposure is concentrated in automotive dealerships (primarily GM dealerships). Occasionally, GM provides payment guarantees on certain commercial loans and receivables we have outstanding. As of December 31, 2007 and 2006, approximately $80 million and $169 million, respectively, in commercial loans and receivables were covered by a GM guarantee.

Credit risk is managed and guided by policies and procedures that are designed to ensure risks are accurately and consistently assessed, properly approved, and continuously monitored. We approve significant transactions and are responsible for credit risk assessments (including the evaluation of the adequacy of the collateral). We also monitor the credit risk profile of individual borrowers and the aggregate portfolio of borrowers — either within a designated geographic region or a particular product or industry segment. Corporate approval is required for transactions exceeding business unit approval limits.

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

	Total	Impaired		Average	Annual charge-offs,
	loans	loans (a)		loans	net of recoveries
Year ended December 31, ($ in millions)	2007	2007	2006	2007	2007	2006	2005

Wholesale	$22,961	$44	$338	$22,172	$2	$6	$4
		0.19%	1.64%		0.01%	0.03%	0.02%
Other commercial financing	4,565	8	52	4,227	4	4	1
		0.18%	1.35%		0.09%	0.10%	0.02%

Total on-balance sheet	$27,526	$52	$390	$26,399	$6	$10	$5
		0.19%	1.60%		0.02%	0.04%	0.02%

(a)	Includes loans where it is probable that we will be unable to collect all amounts due according to the terms of the loan.

Annual charge-offs on the commercial portfolio remained at traditionally low levels in 2007 as these receivables are generally secured by vehicles, real estate, and other forms of collateral, which help mitigate losses on these loans in the event of default. The decline in impaired loans from 2006 levels is the result of the resolution of a particular dealer account, which did not result in a charge-off of loans previously provided for.

Servicing and Monitoring
We service all of the wholesale credit lines in our portfolio as well as the wholesale automotive finance receivables that we have securitized. A statement setting forth billing and account information is prepared by us and distributed on a monthly basis to each dealer. Interest and other nonprincipal charges are billed in arrears and are required to be paid immediately upon receipt of the monthly billing statement.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Generally, dealers remit payments to GMAC through wire transfer transactions initiated by the dealer through a secure web application.

Dealers are assigned a credit category based on various factors, including capital sufficiency, operating performance, financial outlook, and credit and payment history. The credit category affects the amount of the line of credit, the determination of further advances, and the management of the account. We monitor the level of borrowing under each dealer’s account daily. When a dealer’s balance exceeds the credit line, we may temporarily suspend the granting of additional credit or increase the dealer’s credit line or take other actions, following evaluation and analysis of the dealer’s financial condition and the cause of the excess.

We periodically inspect and verify the existence of dealer vehicle inventories. The timing of the verifications varies, and no advance notice is given to the dealer. Among other things, verifications are intended to determine dealer compliance with the financing agreement and confirm the status of our collateral.

Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry. The following describes our other automotive financing markets and products:

•	Automotive dealer term loans — We make loans to dealers to finance other aspects of the dealership business. These loans are typically secured by real estate, other dealership assets, and occasionally the personal guarantees of the individual owner of the dealership. Automotive dealer loans composed 2% of our Global Automotive Finance operations’ assets as of December 31, 2007, consistent with 2006.

•	Automotive fleet financing — Dealers, their affiliates, and other companies may obtain financing to buy vehicles, which they lease or rent to others. These transactions represent our fleet financing activities. We generally have a security interest in these vehicles and in the rental payments. However, competitive factors may occasionally limit the security interest in this collateral. Automotive fleet financing composed less than 1% of our Global Automotive Finance operations’ assets as of December 31, 2007, consistent with 2006.

•	Full-service leasing products — We offer full-service individual and fleet leasing products in Europe, Mexico, and Australia. In addition to financing the vehicles, we offer maintenance, fleet, and accident management services, as well as fuel programs, short-term vehicle rental, and title and licensing services. Full-service leasing products composed 2% of our Global Automotive Finance operations’ assets as of December 31, 2007 and 2006.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

ResCap

Results of Operations
The following table summarizes the operating results for ResCap for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reporting segments.

				2007-2006	2006-2005
Year ended December 31, ($ in millions)	2007	2006	2005	% change	% change

Revenue
Total financing revenue	$6,394	$7,405	$5,226	(14)	42
Interest expense	6,358	6,447	3,874	(1)	66

Net financing revenue	36	958	1,352	(96)	(29)
Servicing fees	1,790	1,584	1,417	13	12
Amortization and impairment of servicing rights	—	—	(762)	—	(100)
Servicing asset valuation and hedge activities, net	(544)	(1,100)	61	(51)	n/m

Net loan servicing income	1,246	484	716	157	(32)
(Loss) gain on sale of loans, net	(332)	890	1,037	(137)	(14)
Other income	726	1,986	1,755	(63)	13

Total other revenue	394	2,876	2,792	(86)	3
Total net revenue	1,676	4,318	4,860	(61)	(11)
Provision for credit losses	2,580	1,334	626	93	113
Expense
Noninterest expense	3,023	2,568	2,607	18	(2)
Impairment of goodwill and other intangible assets	455	—	—	n/m	—

Total noninterest expense	3,478	2,568	2,607	35	(2)
Income (loss) before income tax (benefit) expense	(4,382)	416	1,627	n/m	(74)
Income tax (benefit) expense	(36)	(289)	606	(88)	(148)

Net income (loss)	($4,346)	$705	$1,021	n/m	(31)

Total assets	$81,260	$130,569	$118,608	(38)	10

n/m = not meaningful

2007 Compared to 2006
ResCap experienced a net loss of $4.3 billion during the year ended December 31, 2007, compared to net income of $705 million during 2006. During 2007, the mortgage and capital markets experienced severe stress due to credit concerns and housing market contractions in the United States. During the second half of the year, these negative market conditions spread to the foreign markets in which our mortgage subsidiaries operate, predominantly in the United Kingdom and Continental Europe, and to the residential homebuilders domestically. The reduced accessibility to cost efficient capital in the secondary markets has made the residential mortgage industry even more capital intensive. In the short-term, it is probable the mortgage industry will continue to experience both declining mortgage origination volumes and reduced total mortgage indebtedness due to the deterioration of the nonprime and nonconforming mortgage market. Due to these market factors, including interest rates, the business of acquiring and selling mortgage loans is cyclical. The industry is experiencing a downturn in this cycle. We do not expect the current market conditions to turn favorable in the near term.

The persistence of the global dislocation in the mortgage and credit markets may continue to negatively affect the value of our mortgage-related assets. These markets continue to experience greater volatility, less liquidity, widening of credit spreads, repricing of credit risk, and a lack of price transparency. We operate in these markets with exposure to loans, trading securities, derivatives, and lending commitments. The accessibility to capital markets continues to be restricted, both domestically and internationally, impacting the renewal of certain facilities and the cost of funding. It is difficult to predict how long these conditions will exist and which markets, products, and businesses will continue to be affected. Accordingly, these factors could continue to adversely impact our results of operations in the near term.

Net financing revenue was $36 million for the year ended December 31, 2007, compared to $958 million in 2006. Total financing revenue decreased for the year ended

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

December 31, 2007, compared to 2006, primarily due to a decline in mortgage loan asset balances, lower warehouse lending balances, and an increase in nonaccrual loans due to higher delinquency rates. Mortgage loans asset balances decreased due to lower loan production, continued portfolio run-off, and the deconsolidation of $25.9 billion of net assets in securitization trusts. The deconsolidation resulted in the removal of $27.4 billion of primarily nonprime mortgage loans held for investment and $1.5 billion for the related allowance for credit losses. Loan production decreased because we steadily reduced our exposure to nonprime and nonconforming loans during the year ended December 31, 2007, through changes to product pricing, product offerings, and targeted asset sales. Lower warehouse lending balances contributed to market conditions, customer bankruptcies and defaults, and our strategic decision to reduce the warehouse lending business. The decrease in interest expense during the year ended December 31, 2007, compared to 2006, was primarily driven by lower asset levels.

Net loan servicing income increased 157% for the year ended December 31, 2007, compared to 2006, due to positive hedging activity results and an increase in the average size of the mortgage servicing rights portfolio. The increase in the average servicing portfolio resulted in an increase in servicing fees of $207 million. The increase was partially offset by a decline in the valuation of mortgage servicing rights caused by unfavorable movement in the yield curve and increased prepayment assumptions.

The net loss on sale of loans was $332 million during the year ended December 31, 2007, compared to a net gain of $890 million for 2006. The decrease was primarily due to the decline in the fair value of mortgage loans held for sale and obligations to fund mortgage loans due to lower investor demand and lack of domestic and foreign market liquidity. As a result, the pricing for various loan product types deteriorated during the year ended December 31, 2007, as investor uncertainty remained high regarding the performance of these loans. The loss on sale of loans was partially offset by a $526 million gain on the sale of residual cash flows related to the deconsolidation of $27.4 billion in securitization trusts.

Other income decreased 63% during the year ended December 31, 2007, compared to 2006. The decrease was primarily due to the spread of the stress in the mortgage and capital markets and its affect on homebuilders. The result was an increase in impairment charges on land contracts and model homes of $159 million, a loss on model home sales of $40 million, lower equity income of $136 million, and a decrease in fee income due to the decrease in mortgage loan production. The decrease was partially offset by a $521 million gain recognized on debt retirements.

The provision for credit losses increased to $2.6 billion during the year ended December 31, 2007, compared to $1.3 billion in 2006. The increase was driven by the continued deterioration in the domestic housing market, which resulted in higher loss severity and frequency, and an increase in estimated losses related to delinquent loans. Mortgage loans held for investment past due 60 days or more increased to 13.3% of the total unpaid principal balance as of December 31, 2007, from 12.5% at December 31, 2006. The same economic conditions impacting mortgage loans held for investment also caused severe financial stress for certain warehouse lending customers, which also contributed to the increase in the provision for credit losses.

Noninterest expense increased 18% during the year ended December 31, 2007, compared to 2006. The increase was driven by additional provisions for assets sold with recourse, due to market conditions driving an increase in loan repurchase activity. Under the representations, we agree to repurchase the loans, at par, if early payment default occurs. The increase was also attributed to higher legal related costs, increased expenses related to owned real estate, and restructuring costs of $127 million recorded during the fourth quarter of 2007. Refer to Note 24 of the Notes to Consolidated Financial Statements for additional restructuring information.

During the year ended December 31, 2007, goodwill impairment of $455 million was recorded as a result of certain triggering events in the third quarter including credit downgrades and losses for the business. Refer to Note 11 of the Notes to Consolidated Financial Statements for additional information.

Income tax benefit decreased $253 million during the year ended December 31, 2007, compared to 2006. In 2006, certain of ResCap’s unregulated U.S. subsidiaries became disregarded or pass-through entities for U.S. federal income tax purposes upon their conversion to an LLC. The election resulted in the one-time favorable elimination of a net deferred tax liability through income tax expense. A similar reduction to income tax expense was absent from the 2007 results. Generally, there is no income tax or benefit with respect to these disregarded entities as they are nontaxable with the exception of certain state and local jurisdictions that tax LLCs at the entity level.

2006 Compared to 2005
ResCap experienced net financing revenue of $958 million during the year ended December 31, 2006, compared to $1.4 billion in 2005, a decrease of 29%. Total financing revenue increased 42% during the year ended December 31, 2006, compared to 2005, primarily as a result of the increase in average interest-earning assets, including mortgage loans held for sale, mortgage loans held for

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

investment, and lending receivables. Interest expense increased 66% during the year ended December 31, 2006, due to increases in the average amount of interest-bearing liabilities outstanding to fund asset growth as well as increases in funding costs primarily due to the increase in market interest rates.

Net loan servicing income decreased 32% during the year ended December 31, 2006, compared to 2005, due to negative servicing asset valuations, which were partially offset by an increase in the size of the mortgage servicing rights portfolio. The negative servicing asset valuation was primarily attributable to derivative hedging results, which were negatively affected by lower market volatility and an inverted yield curve. The domestic servicing portfolio was approximately $412.4 billion as of December 31, 2006, an increase of approximately $57.5 billion or 16% from $354.9 billion as of December 31, 2005.

The net gain on sale of loans decreased 14% due to the inability in the fourth quarter of 2006 to include nonprime delinquent loans in nonprime securitizations.

Other income increased 13% during the year ended December 31, 2006, compared to the same period in 2005, primarily due to the sale of an interest in a regional homebuilder that resulted in a gain of $415 million ($259 million after-tax). The gain was partially offset by lower income from sales of real estate owned and lower valuations of real estate owned due to lower home prices, as well as lower management fee income attributable to the elimination of an off-balance sheet warehouse lending facility in the fourth quarter of 2005.

The provision for credit losses was $1.3 billion during the year ended December 31, 2006 compared to $626 million in 2005, representing an increase of approximately 113%. The majority of this increase occurred during the fourth quarter of 2006 as the decline in the domestic housing market accelerated and the market for nonprime loans significantly deteriorated. We increased our loss estimates for the number and amount of estimated charge-offs. These market conditions also resulted in an increase in nonprime delinquencies and significant stress on warehouse lending customers. The increase in the provision for loan losses was driven by an increase in delinquent loans. These developments resulted in higher loss severity assumptions for new loan production, compared to the prior year period, when the market observed home price appreciation.

Noninterest expense decreased during the year ended December 31, 2006 by 2%, compared to 2005. This decrease was primarily attributable to a $43 million gain from the curtailment of a pension plan as well as lower real estate commissions from a softening of the real estate market. These reductions were partially offset by higher professional fees that were incurred in conjunction with the integration of GMAC Residential and Residential Capital Group into the U.S. Residential Finance Group.

Income tax benefit was $289 million during the year ended December 31, 2006, and included a conversion benefit of $523 million related to our election to be treated as an LLC for federal income tax purposes. The benefit was the result of the elimination of net deferred tax liabilities. Almost all significant domestic legal entities of ResCap were converted to LLCs with the exception of GMAC Bank. Effective December 2006, federal income tax expense is no longer incurred for the entities that made the election.

U.S. Residential Real Estate Finance
Through our activities at ResCap, we are one of the largest residential mortgage producers and servicers in the United States, producing approximately $94 billion in residential mortgage loans in 2007 and servicing approximately $410 billion in residential mortgage loans as of December 31, 2007. We are also one of the largest nonagency issuers of mortgage-backed and mortgage-related asset-backed securities in the United States. The principal activities of our U.S. residential real estate finance business include originating, purchasing, selling, and securitizing residential mortgage loans; servicing residential mortgage loans for ourselves and others; providing warehouse financing to residential mortgage loan originators and correspondent lenders to originate residential mortgage loans; creating a portfolio of mortgage loans and retained interests from securitization activities; conducting banking activities through GMAC Bank; and providing complementary real estate services, including brokerage and relocation services.

Sources of Loan Production
We have three primary sources for residential mortgage loan production: the origination of loans through our direct lending network, the origination of loans through our mortgage brokerage network, and the purchase of loans in the secondary market (primarily from correspondent lenders).

•	Direct Lending Network — Our direct lending network consists of retail branches, internet, and telephone-based operations. Our retail network targets customers desiring face-to-face service. Typical referral sources are realtors, homebuilders, credit unions, small banks, and affinity groups. We originate residential mortgage loans through our direct lending network under two brands: GMAC Mortgage and ditech.com. We also originate mortgage loans through participation in GM Family First, an affinity program available to GM employees, retirees, and their families and employees of GM’s subsidiaries, dealers, and suppliers and their families in the United States. In addition, we conduct origination activities associated with

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

refinancing of existing mortgage loans for which we are the prime servicer.

•	Mortgage Brokerage Network — We also originate residential mortgage loans through mortgage brokers. Loans sourced by mortgage brokers are funded by us and generally closed in the ResCap name. When originating loans through mortgage brokers, the mortgage broker’s role is to identify the applicant, assist in completing the loan application, gather necessary information and documents, and serve as liaison with the borrower through the lending process. We review and underwrite the application submitted by the mortgage broker, approve or deny the application, set the interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all conditions required by us, fund the loan. We qualify and approve all mortgage brokers who generate mortgage loans and continually monitor their performance.

•	Correspondent Lender and Other Secondary Market Purchases — Loans purchased from correspondent lenders are originated or purchased by the correspondent lenders and subsequently sold to us. Most of the purchases from correspondent lenders are conducted through GMAC Bank, a subsidiary. As with our mortgage brokerage network, we approve any correspondent lenders who participate in the loan purchase programs.

We also purchase pools of residential mortgage loans from entities other than correspondent lenders, which are referred to as bulk purchases. These purchases are generally made from large financial institutions. In connection with these purchases, we typically conduct due diligence on all or a sampling of the mortgage pool and use underwriting technology to determine if the loans meet the underwriting requirements of our loan programs. Some of the residential mortgage loans obtained in bulk purchases are “seasoned” or “distressed”. Seasoned mortgage loans are loans that generally have been funded for more than 12 months, whereas distressed mortgage loans are loans that are currently in default or otherwise nonperforming. In light of current market conditions, we suspended the program to purchase seasoned and distressed mortgage loans beginning in the third quarter of 2007.

The following summarizes domestic mortgage loan production by channel:

	U.S. mortgage loan production by channel
	2007		2006		2005
		Dollar		Dollar		Dollar
	No. of	amount of	No. of	amount of	No. of	amount of
Year ended December 31, ($ in millions)	loans	loans	loans	loans	loans	loans

Retail branches	76,882	$12,260	103,139	$15,036	126,527	$19,097
Direct lending (other than retail branches)	92,470	10,664	135,731	12,547	161,746	17,228
Mortgage brokers	110,404	20,561	169,200	29,025	134,263	22,961
Correspondent lender and secondary market purchases	287,084	50,420	642,169	104,960	552,624	99,776

Total U.S. production	566,840	$93,905	1,050,239	$161,568	975,160	$159,062

Types of Mortgage Loans
We originate and acquire mortgage loans that generally fall into one of the following five categories:

•	Prime Conforming Mortgage Loans — These are prime credit quality first-lien mortgage loans secured by single-family residences that meet or conform to the underwriting standards established by Fannie Mae or Freddie Mac for inclusion in their guaranteed mortgage securities programs.

•	Prime Nonconforming Mortgage Loans — These are prime credit quality first-lien mortgage loans secured by single-family residences that either (1) do not conform to the underwriting standards established by Fannie Mae or Freddie Mac, because they have original principal amounts exceeding Fannie Mae and Freddie Mac limits ($417,000 in 2007 and 2006, and $359,650 in 2005), which are commonly referred to as jumbo mortgage loans or (2) have alternative documentation requirements and property or credit-related features (e.g., higher loan-to-value or debt-to-income ratios) but are otherwise considered prime credit quality due to other compensating factors.

•	Government Mortgage Loans — These are first-lien mortgage loans secured by single-family residences that are insured by the Federal Housing Administration or guaranteed by the Veterans Administration.

•	Nonprime Mortgage Loans — These are first-lien and certain junior lien mortgage loans secured by single-family

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

residences made to individuals with credit profiles that do not qualify for a prime loan, have credit-related features that fall outside the parameters of traditional prime mortgage products, or have performance characteristics that otherwise exposes us to comparatively higher risk of loss.

Nonprime includes mortgage loans the industry characterizes as “subprime”, as well as high combined loan-to-value second-lien loans, and loans purchased through the negotiated conduit asset program. The negotiated conduit asset program includes loans that fall out of its standard loan programs due to noncompliance with one or more criteria. The loans of the negotiated conduit asset program must comply with all other credit standards and other guidelines of the standard loan program.

•	Prime Second-Lien Mortgage Loans — These are open- and closed-end mortgage loans secured by a second or more junior lien on single-family residences, which include home equity mortgage loans.

The following table summarizes domestic mortgage loan production by type:

	U.S. mortgage loan production by type
	2007		2006		2005
		Dollar		Dollar		Dollar
	No. of	amount of	No. of	amount of	No. of	amount of
Year ended December 31, ($ in millions)	loans	loans	loans	loans	loans	loans

Prime conforming	245,953	$47,376	233,058	$43,350	275,351	$50,047
Prime nonconforming	78,677	27,166	193,736	60,294	192,914	55,811
Government	24,528	3,605	25,474	3,665	31,164	4,251
Nonprime	29,123	4,197	193,880	30,555	226,317	35,874
Prime second-lien	188,559	11,561	404,091	23,704	249,414	13,079

Total primary U.S. production	566,840	$93,905	1,050,239	$161,568	975,160	$159,062

Underwriting Standards
All mortgage loans originated and most of the mortgage loans purchased are subject to underwriting guidelines and loan origination standards. When mortgage loans are originated directly through retail branches, by internet or telephone, or indirectly through mortgage brokers, we follow established lending policies and procedures that require consideration of a variety of factors, including:

•	the borrower’s capacity to repay the loan;

•	the borrower’s credit history;

•	the relative size and characteristics of the proposed loan; and

•	the amount of equity in the borrower’s property (as measured by the borrower’s loan-to-value ratio).

Underwriting standards have been designed to produce loans that meet the credit needs and profiles of borrowers, thereby creating more consistent performance characteristics for investors. When purchasing mortgage loans from correspondent lenders, we either re-underwrite the loan before purchase or delegate underwriting responsibility to the correspondent lender originating the mortgage loan.

To further ensure consistency and efficiency, much of the underwriting analysis is conducted through the use of automated underwriting technology. We also conduct a variety of quality control procedures and periodic audits to ensure compliance with origination standards, including responsible lending standards and legal requirements. Although many of these procedures involve manual reviews of loans, we seek to leverage our technology in further developing our quality control procedures. For example, we have programmed many of our compliance standards into our loan origination systems and have continued to use and develop automated compliance technology to mitigate regulatory risk.

In 2007, we revised our product specific underwriting standards, which resulted in a reduction of nonconforming loan production, including the elimination of all nonprime production. The changes in underwriting standards include changes in loan-to-value requirements, FICO score minimums and documented assets, and income requirements.

Sale and Securitization of Assets
We sell most of the mortgage loans we originate or purchase. In 2007, we sold $117.3 billion in mortgage loans. We typically sell Prime Conforming Mortgage Loans in sales that take the form of securitizations guaranteed by Fannie Mae or Freddie Mac, and typically sell Government Mortgage Loans in securitizations guaranteed by the Government National Mortgage Association or Ginnie Mae. In 2007, we sold $49.1 billion of mortgage loans to government-sponsored enterprises, or 41.9% of the total loans sold, and $68.2 billion to other investors through

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

whole-loan sales and securitizations, including both on-balance sheet and off-balance sheet securitizations. During the second half of 2007, the change in the U.S. mortgage market limited our ability to securitize many nonconforming loan products and also resulted in a lack of demand and liquidity for the subordinate interests from these securitizations. This lack of liquidity also reduced the level of whole-loan transactions of certain nonconforming mortgages.

Our sale and securitization activities include developing asset sale or retention strategies, conducting pricing and hedging activities, and coordinating the execution of whole-loan sales and securitizations.

In addition to the cash we receive in exchange for the mortgage loans we sell to the securitization trust, we often retain interests in the securitization trust as partial payment for the loans and generally hold these retained interests in our investment portfolio. These retained interests may take the form of 1) mortgage-backed or mortgage-related, asset-backed securities (including senior and subordinated interests) or 2) interest- and principal-only, investment grade, noninvestment grade, or unrated securities.

Servicing Activities
Although we sell most of the residential mortgage loans we produce, we generally retain the rights to service these loans. The retained mortgage servicing rights consist of primary and master servicing rights. Primary servicing rights represent our right to service certain mortgage loans originated or purchased and later sold on a servicing-retained basis through our securitization activities and whole-loan sales, as well as primary servicing rights we purchase from other mortgage industry participants. When we act as primary servicer, we collect and remit mortgage loan payments, respond to borrower inquiries, account for principal and interest, hold custodial and escrow funds for payment of property taxes and insurance premiums, counsel or otherwise work with delinquent borrowers, supervise foreclosures and property dispositions, and generally administer the loans. Master servicing rights represent our right to service mortgage-backed and mortgage-related asset-backed securities and whole-loan packages sold to investors. When we act as master servicer, we collect mortgage loan payments from primary servicers and distribute those funds to investors in mortgage-backed and mortgage-related asset-backed securities and whole-loan packages. Key services in this regard include loan accounting, claims administration, oversight of primary servicers, loss mitigation, bond administration, cash flow waterfall calculations, investor reporting, and tax reporting compliance. In return for performing primary and master servicing functions, we receive servicing fees equal to a specified percentage of the outstanding principal balance of the loans being serviced and may also be entitled to other forms of servicing compensation, such as late payment fees or prepayment penalties. Servicing compensation also includes interest income or the float earned on collections that is deposited in various custodial accounts between their receipt and our distribution of the funds to investors.

The value of mortgage servicing rights is sensitive to changes in interest rates and other factors (see further discussion in the Critical Accounting Estimates section of this MD&A). We have developed and implemented an economic hedge program to, among other things, mitigate the overall risk of loss due to a change in the fair value of mortgage servicing rights. In accordance with this economic hedge program, We hedge the change in the total fair value of their capitalized mortgage servicing rights. The success or failure of this economic hedging program may have a material effect on the results of operations.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

The following table summarizes the primary domestic mortgage loan-servicing portfolio for which we hold the corresponding mortgage servicing rights:

	U.S. mortgage loan servicing portfolio
	2007		2006		2005
		Dollar		Dollar		Dollar
	No. of	amount of	No. of	amount of	No. of	amount of
Year ended December 31, ($ in millions)	loans	loans	loans	loans	loans	loans

Prime conforming	1,652,933	$267,511	1,573,270	$244,094	1,476,483	$212,007
Prime nonconforming	184,154	54,993	197,466	58,479	170,245	50,759
Government	179,475	19,382	180,667	18,789	181,083	18,057
Nonprime	282,250	36,809	374,620	50,287	405,785	52,704
Prime second-lien	730,866	31,523	760,063	31,576	574,073	19,813

Total U.S. production (a)	3,029,678	$410,218	3,086,086	$403,225	2,807,669	$353,340

(a)	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 205,019 with an unpaid principal balance of $44.3 billion as of December 31, 2007; 290,992 with an unpaid principal balance of $55.4 billion as of December 31, 2006; and 271,489 with an unpaid principal balance of $38.9 billion as of December 31, 2005.

Warehouse Lending
We are a provider of warehouse lending facilities to correspondent lenders and other mortgage originators in the United States. These facilities enable those lenders and originators to finance residential mortgage loans until they are sold in the secondary mortgage loan market. We provide warehouse lending facilities principally for prime conforming and government residential mortgage loans, including mortgage loans acquired through correspondent lenders. We also provide limited warehouse lending facilities for prime nonconforming and prime second-lien residential mortgage loans, including mortgage loans acquired through correspondent lenders. During the year ended December 31, 2007, we intentionally reduced the size of the warehouse lending business and eliminated all facilities secured by nonconforming loans, except prime jumbo mortgage loans. We provide most of the warehouse lending facilities through our subsidiary, GMAC Bank. Advances under warehouse lending facilities are collateralized by the underlying mortgage loans and bear interest at variable rates. As of December 31, 2007, we had total warehouse line of credit commitments of approximately $3.3 billion, against which we had advances outstanding of approximately $1.7 billion. We purchased approximately 17% of the mortgage loans financed by our warehouse lending facilities in 2007.

Other Real Estate Finance and Related Activities
We provide bundled real estate services to consumers, including real estate brokerage services, full-service relocation services, mortgage closing services, and settlement services. Through GMAC Bank, we offer a variety of personal investment products to customers, including consumer deposits, money market accounts, consumer loans, online banking and bill payment, and other investment services. GMAC Bank also provides collateral pool certification and collateral document custodial services to third-party customers.

Business Capital
Business Capital is involved in the business of real estate and resort finance. The real estate business is involved in residential construction products, residential equity products (mezzanine lending), and model home products. The real estate business provides capital to residential land developers and homebuilders to finance residential real estate projects for sale, using a variety of capital structures. Currently, there is no origination of new transactions within the real estate business; the only funding made is under current transactions. The resort finance business provides debt capital to resort and timeshare developers. We have historically retained and serviced most loans and investments originated by Business Capital.

The real estate business has relationships with many large homebuilders and residential land developers in the United States. Our resort finance business has relationships primarily with midsized private timeshare developers.

International Business
Outside the United States, ResCap’s International operations conduct business in the United Kingdom, Canada, Continental Europe, Latin America, and Australia. The operations originate, purchase, sell, service, and securitize residential mortgage loans. Additionally, the International operations extend credit to companies involved in residential real estate development and provide commercial lending facilities.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

The following table summarized international mortgage loan production:

	International mortgage loan production
	2007		2006		2005
		Dollar		Dollar		Dollar
	No. of	amount of	No. of	amount of	No. of	amount of
Year ended December 31, ($ in millions)	loans	loans	loans	loans	loans	loans

United Kingdom	68,161	$18,903	93,215	$22,417	57,747	$12,538
Continental Europe	37,364	7,150	21,849	3,926	15,618	2,833
Other	19,612	2,527	11,915	1,439	12,605	1,168

Total international loan production	125,137	$28,580	126,979	$27,782	85,970	$16,539

The following table sets forth our international servicing portfolio for which we hold the corresponding mortgage servicing rights:

	International servicing portfolio
	2007		2006		2005
		Dollar		Dollar		Dollar
	No. of	amount of	No. of	amount of	No. of	amount of
Year ended December 31, ($ in millions)	loans	loans	loans	loans	loans	loans

United Kingdom	82,326	$19,345	108,672	$23,817	91,574	$16,219
Continental Europe	69,666	17,953	49,251	9,956	33,273	5,796
Other	33,711	5,794	17,990	2,444	13,573	1,696

Total international servicing portfolio	185,703	$43,092	175,913	$36,217	138,420	$23,711

We traditionally exit the assets we originate through securitizations and whole-loan sales. During the year ended December 31, 2007, the securitization markets became increasingly restricted or closed in each of the United Kingdom, Continental Europe, and Canadian markets.

Credit Risk Management
As previously discussed, we often sell mortgage loans to third parties in the secondary market after origination or purchase. While loans are held in mortgage inventory before sale in the secondary market, we are exposed to credit losses on the loans. In addition, we bear credit risk through investments in subordinate loan participations or other subordinated interests related to certain consumer and commercial mortgage loans sold to third parties through securitizations. Management estimates credit losses for mortgage loans held for sale and subordinate loan participations and records a valuation allowance when losses are considered probable and estimable. The valuation allowance is included as a component of the fair value and carrying amount of mortgage loans held for sale. As previously discussed, certain loans that are sold in the secondary market are subject to recourse in the event of borrower default. Management closely monitors historical experience, borrower payment activity, current economic trends, and other risk factors and establishes an allowance for foreclosure losses that they consider sufficient to cover incurred foreclosure losses in the portfolio.

We periodically acquire or originate certain finance receivables and loans held for investment purposes. Additionally, certain loans held as collateral for securitization transactions (treated as financings) are also classified as mortgage loans held for investment. We have the intent and ability to hold these finance receivables and loans for the foreseeable future. Credit risk on finance receivables and mortgage loans held for investment is managed and guided by policies and procedures that are designed to ensure that risks are accurately assessed, properly approved, and continuously monitored. In particular, we use risk-based loan pricing and appropriate underwriting policies and loan-collection methods to manage credit risk. Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors and establishes an allowance for credit losses that we consider sufficient to cover incurred credit losses in the portfolio of loans held for investment.

In addition to credit exposure on the mortgage loans held for sale and held for investment portfolios, we also bear credit risk related to investments in certain asset- and mortgage-backed securities, which are carried at estimated fair value (or at amortized cost for those classified as held-to-maturity) in the Consolidated Balance Sheet. Typically, noninvestment grade and unrated asset- and mortgage-backed securities provide credit support and are subordinate to the higher-rated senior certificates in a securitization transaction.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

We are also exposed to risk of default by banks and financial institutions that are counterparties to derivative financial instruments. These counterparties are typically rated single A or above. This credit risk is managed by limiting the maximum exposure to any individual counterparty and, in some instances, holding collateral, such as cash deposited by the counterparty.

Allowance for Credit Losses
The allowance for credit losses is intended to cover management’s estimate of incurred losses in the portfolio. Refer to the Critical Accounting Estimates section of this MD&A and Note 1 to the Consolidated Financial Statements for further discussion.

The following table summarizes the activity related to the allowance for credit losses:

($ in millions)	Consumer	Commercial	Total

Balance at January 1, 2006	$1,066	$187	$1,253
Provision for credit losses	1,116	218	1,334
Charge-offs	(721)	(9)	(730)
Recoveries	47	1	48

Balance at December 31, 2006	1,508	397	1,905
Provision for credit losses	2,089	491	2,580
Charge-offs	(1,282)	(412)	(1,694)
Reduction of allowance due to deconsolidation (b)	(1,540)	—	(1,540)
Recoveries	57	9	66

Balance at December 31, 2007	$832	$485	$1,317
Allowance coverage 2006 (a)	2.17%	2.66%	2.26%
Allowance coverage 2007 (a)	1.97%	5.45%	2.58%

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet residential mortgage loans.
(b)	During 2007, we completed the sale of residual cash flows related to a number of on-balance sheet securitizations. We completed the approved actions to cause the securitization trusts to satisfy the qualifying special-purpose entity requirement of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140). The actions resulted in the deconsolidation of various securitization trusts.

The following table summarizes the allowance for loan losses by type of consumer mortgage loans held for investment:

	Consumer mortgage loans held for investment
	2007		2006
	Allowance	Allowance as a	Allowance	Allowance as a
	for loan	% of the total	for loan	% of the total
Year ended December 31, ($ in millions)	losses	asset class (a)	losses	asset class(a)

Nonprime mortgage loans	$589	1.40	$1,396	2.01
Prime second-lien mortgage loans	133	0.32	66	0.10
Prime nonconforming mortgage loans	102	0.24	45	0.06
Prime conforming mortgage loans	6	0.01	1	—
Government loans	2	—	—	—

Total consumer mortgage loans held for investment	$832	1.97	$1,508	2.17

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet residential mortgage loans.

Nonperforming Assets
The following table summarizes the nonperforming assets in our on-balance sheet held for sale and held for investment residential mortgage loan portfolios for each of the periods presented. Nonperforming assets are nonaccrual loans, foreclosed assets, and restructured loans. Mortgage loans and lending receivables are generally placed on nonaccrual status when they are 60 days or more past due or when the timely collection of the principal of the loan, in whole or in part, is doubtful. Management’s classification of a loan as

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

nonaccrual does not necessarily suggest that the principal of the loan is uncollectible in whole or in part. In certain cases, borrowers make payments to bring their loans contractually current; in all cases, mortgage loans are collateralized by residential real estate. As a result, our experience has been that any amount of ultimate loss is substantially less than the unpaid balance of a nonperforming loan.

During the year, ResCap completed temporary and permanent loan modifications. In accordance with SFAS 140, the majority of the modifications adjusted the borrower terms for loans in off-balance sheet securitization trusts, for which, we retained the mortgage servicing rights. The remaining loans exist primarily in our on-balance sheet securitization trusts.

If the modification was deemed temporary, our modified loans remained nonaccrual loans and retained their past due delinquency status even if the borrower has met the modified terms. If the modification was deemed permanent, the loan is returned to current status, if the borrower complies with the new loan terms. As of December 31, 2007, permanent modifications of on-balance sheet mortgage loans held for investment includes approximately $167 million of unpaid principal balance.

Year ended December 31, ($ in millions)	2007	2006

Nonaccrual loans:
Mortgage loans:
Prime conforming	$85	$11
Prime nonconforming	908	419
Government	80	—
Prime second-lien	233	142
Nonprime (a)	4,040	6,736
Lending receivables:
Warehouse (b)	71	1,318
Construction (c)	550	69
Other	10	—

Total nonaccrual assets	5,977	8,695
Restructured loans	32	8
Foreclosed assets	1,116	1,141

Total nonperforming assets	$7,125	$9,844

Total nonperforming assets as a percentage of total ResCap assets	8.8%	7.5%

(a)	Includes $1 billion and $415 million for 2007 and 2006, respectively, of loans that were purchased distressed and already in nonaccrual status. In addition, includes $16 million and $3 million for 2007 and 2006, respectively, of nonaccrual restructured loans that are not included in Restructured loans.
(b)	Includes $10 million of nonaccrual restructured loans as of December 31, 2006, that are not included in Restructured loans.
(c)	Includes $47 million and $19 million for 2007 and 2006, respectively, of nonaccrual restructured loans that are not included in Restructured loans.

The following table summarizes the delinquency information for the mortgage loans held for investment portfolio:

	2007		2006
December 31,		%		%
($ in millions)	Amount	of total	Amount	of total

Current	$35,558	83	$55,964	81
Past due
30 to 59 days	1,784	4	4,273	6
60 to 89 days	946	2	1,818	3
90 days or more	2,179	5	3,403	5
Foreclosures pending	1,846	4	2,132	3
Bankruptcies	735	2	1,219	2

Total unpaid principal balances	43,048	100	68,809	100
Net (discounts) premiums	(885)		627

Total	$42,163		$69,436

The decrease in the mortgage loans held for investment portfolio was primarily due to the decrease in loan production and the deconsolidation of $27.4 billion in mortgage loans held for investment during the year ended December 31, 2007. The deconsolidated loans were primarily nonprime. The deterioration of the domestic housing market and the stress on the domestic nonprime market continued to affect loan losses and the loss allowance during the year ended December 31, 2007.

Delinquency and nonaccrual levels related to mortgage loans held for investment increased throughout the year ended December 31, 2007. Mortgage loans held for investment past due 60 days or more increased to 13.3% of the total unpaid principal balance as of December 31, 2007, from 12.5% at December 31, 2006. Nonaccrual loans increased from 10.6% of the mortgage loans held for investment portfolio as of December 31, 2006, to 12.7% as of December 31, 2007.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

The following table summarizes the delinquency information for the nonprime mortgage loans held for investment portfolio:

	2007		2006
December 31,		%		%
($ in millions)	Amount	of total	Amount	of total

Current	$12,014	68	$39,909	77
Past due
30 to 59 days	1,263	7	4,007	8
60 to 89 days	693	4	1,722	3
90 days or more	1,445	8	3,132	6
Foreclosures pending	1,642	9	2,027	4
Bankruptcies	690	4	1,154	2

Total unpaid principal balances	17,747	100	51,951	100
Net (discounts) premiums	(843)		390

Total	$16,904		$52,341

The nonprime mortgage market was hardest hit by the deterioration of the domestic housing market. The provision for loan loss and the allowance levels were driven primarily by the performance of the nonprime portfolio. We actively managed our nonprime exposure throughout the year ended December 31, 2007, eliminating nonprime production and completing the deconsolidation of various securitization trusts. As a result, the nonprime mortgage loans held for investment portfolio decreased $35.4 billion, or 67.7%, during the year ended December 31, 2007, compared to 2006. In addition, the related allowance for loan losses as a percentage of the total nonprime mortgage loans held for investment portfolio increased from 2.67% as of December 31, 2006, to 3.48% at December 31, 2007. Nonprime mortgage loans held for investment past due 60 days or more as a percentage of the total unpaid principal balance was 25.2% as of December 31, 2007, compared to 15.5% as of December 31, 2006. Nonprime nonaccrual mortgage loans held for investment represented 9.6% of the total unpaid principal balance as of December 31, 2007, compared to 9.7% as of December 31, 2006. The decrease was largely attributable to the deconsolidation of various securitization trusts.

We originate and purchase mortgage loans that have contractual feature s that may increase our exposure to credit risk and thereby result in a concentration of credit risk. These mortgage loans include loans that may subject borrowers to significant future payment increases, create the potential for negative amortization of the principal balance or result in high loan-to-value ratios. These loan products include interest only mortgages, option adjustable rate mortgages, high loan-to-value mortgage loans, and teaser rate mortgages. Total loan production and combined exposure related to these products recorded in finance receivables and loans and loans held for sale for the years ended and as of December 31, 2007 and 2006, is summarized as follows:

			Unpaid principal
	Loan production		balance as of
	for the year		December 31,
($ in millions)	2007	2006	2007	2006

Interest only mortgage loans	$30,058	$48,335	$18,218	$22,416
Payment option adjustable rate mortgage loans	7,595	18,308	1,695	1,955
High loan-to-value (100% or more) mortgage loans	5,897	8,768	5,823	11,978
Below market initial rate (teaser) mortgages	38	257	1	192

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

The underwriting guidelines for these products take into consideration the borrower’s capacity to repay the loan and credit history. We believe our underwriting procedures adequately consider the unique risks, which may come from these products. We conduct a variety of quality control procedures and periodic audits to ensure compliance with underwriting standards.

•	Interest-only mortgages — Allow interest-only payments for a fixed period of time. At the end of the interest-only period, the loan payment includes principal payments and increases significantly. The borrower’s new payment, once the loan becomes amortizing (i.e., includes principal payments), will be greater than if the borrower had been making principal payments since the origination of the loan.

•	Payment option adjustable rate mortgages — Permit a variety of repayment options. The repayment options include minimum, interest-only, fully amortizing 30-year, and fully amortizing 15-year payments. The minimum payment option sets the monthly payment at the initial interest rate for the first year of the loan. The interest rate resets after the first year, but the borrower can continue to make the minimum payment. The interest-only option sets the monthly payment at the amount of interest due on the loan. If the interest-only option payment would be less than the minimum payment, the interest-only option is not available to the borrower. Under the fully amortizing 30- and 15-year payment options, the borrower’s monthly payment is set based on the interest rate, loan balance, and remaining loan term.

•	High loan-to-value mortgages — Defined as first-lien loans with loan-to-value ratios equal to or in excess of 100% or second-lien loans that when combined with the underlying first-lien mortgage loan result in a loan-to-value ratio equal to or in excess of 100%.

•	Below market rate (teaser) mortgages — Contain contractual features that limit the initial interest rate to a below market interest rate for a specified time period with an increase to a market interest rate in a future period. The increase to the market interest rate could result in a significant increase in the borrower’s monthly payment amount.

Insurance

Results of Operations
The following table summarizes the operating results of our Insurance operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other operating segments.

				2007-2006	2006-2005
Year ended December 31, ($ in millions)	2007	2006	2005	% change	% change

Revenue
Insurance premiums and service revenue earned	$4,338	$4,149	$3,729	5	11
Investment income	379	1,321	408	(71)	224
Other income	185	146	122	27	20

Total insurance premiums and other income	4,902	5,616	4,259	(13)	32
Expense
Insurance losses and loss adjustment expenses	2,451	2,420	2,355	1	3
Acquisition and underwriting expense	1,694	1,478	1,186	15	25
Premium tax and other expense	90	92	86	(2)	7

Total expense	4,235	3,990	3,627	6	10
Income before income tax expense	667	1,626	632	(59)	157
Income tax expense	208	499	215	(58)	132

Net income	$459	$1,127	$417	(59)	170

Total assets	$13,770	$13,424	$12,624	3	6

Insurance premiums and service revenue written	$4,039	$4,001	$4,039	1	(1)

Combined ratio (a)	93.5%	92.3%	93.9%

(a)	Management uses combined ratio as a primary measure of underwriting profitability with its components measured using accounting principles generally accepted in the United States of America. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

2007 Compared to 2006
Net income from Insurance operations totaled $459 million for the year ended December 31, 2007, compared to $1.1 billion in 2006. The decrease in net income was primarily due to a lower level of realized capital gains.

Insurance premiums and service revenue earned totaled $4.3 billion for the year ended December 31, 2007, compared to $4.1 billion in 2006. The increase was primarily due to growth in international operations, both organically and through the second quarter acquisition of Provident Insurance, and higher earnings in the extended service contract business. The increase was partially offset by challenging pricing conditions in the domestic personal insurance and reinsurance businesses.

The combination of investment and other income decreased 62% during the year ended December 31, 2007, compared to 2006. Investment income decreased due to a $980 million decrease in realized capital gains during the year ended December 31, 2007, in comparison with 2006. The market value of the investment portfolio was $7.2 billion and $7.6 billion at December 31, 2007 and 2006, respectively. The decrease was slightly offset by an increase in other income due primarily to higher service fees obtained from our international operations through organic growth.

Insurance losses and loss adjustment expenses totaled $2.5 billion for the year ended December 31, 2007, compared to $2.4 billion in 2006. Loss and loss adjustment expense increased due primarily to international operations, including the Provident Insurance acquisition and organic growth in other businesses. The increase was partially offset by lower loss experience in our U.S. extended service contract and personal insurance businesses driven by lower volumes and lower weather related losses affecting our reinsurance business.

The combination of acquisition and underwriting expense and premium tax and other expense increased 14% during the year ended December 31, 2007, compared to 2006. Acquisition and underwriting expenses increased due to continued growth in international business and increases in expenses in both the U.S. personal insurance and extended service contract businesses.

2006 Compared to 2005
Net income from Insurance operations totaled a record $1.1 billion during the year ended December 31, 2006, compared to $417 million in 2005. The increase in income was primarily a result of higher realized capital gains of approximately $1.0 billion in 2006 compared to $108 million in 2005. Underwriting results were favorable primarily due to increased insurance premiums and service revenue earned and improved loss and loss adjustment expense experience partially offset by higher expenses, resulting in a favorable decline of 1.6% in the combined ratio. In addition, 2006 results were enhanced by the first quarter acquisition of MEEMIC, a consumer products business that offers automobile and homeowners insurance in the Midwest.

Insurance premiums and service revenue earned increased by $420 million, or 11%, during the year ended December 31, 2006, compared to 2005. This increase was driven by the extended service contract line, primarily due to premiums and revenue from a higher volume of contracts written in prior years. Growth in domestic consumer products from the acquisition of MEEMIC was partially offset by a decline in existing business due to a competitive domestic environment. Domestic and international reinsurance businesses grew due to new product introductions. In addition, international consumer products have seen organic improvement in existing business.

Investment income increased by $913 million or 224% during the year ended December 31, 2006, compared to 2005. The increase was primarily attributable to higher realized capital gains, as well as increased interest and dividend income due to higher average portfolio balances throughout the majority of the year. During the fourth quarter, as part of our investment and capital strategy, the Insurance operations completed a securities portfolio review and decided to reduce the elevated investment leverage and redirect capital for growth strategies and dividends. This was achieved by reducing the investment in equity securities from just over 30% of total invested assets to less than 10%.

Insurance losses and loss adjustment expenses increased by $65 million, or 3%, during the year ended December 31, 2006, compared to 2005. The increase was primarily driven by the acquisition of MEEMIC and growth in the domestic assumed reinsurance and international consumer products businesses. This increase was partially offset by favorable loss trends experienced in the domestic and international extended service contract product lines driven by product mix, improved vehicle quality, aggressive loss control efforts, and lower losses in domestic consumer products due to decreased earned premium. Acquisition and underwriting expenses increased $292 million, or 25%, during the year ended December 31, 2006, compared to 2005, because of higher insurance premiums and service revenue earned and because of higher amortization of deferred acquisition costs.

Insurance premiums and service revenue written totaled $4.0 billion during the year ended December 31, 2006, unchanged from 2005. Impacts in the year can be attributed to fewer extended service contracts sold, lower levels of new business, and renewals in domestic consumer products due to a competitive marketplace and the discontinuation of our force-place products. The primary factors affecting extended

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

service contract volume throughout the year were declining vehicle retail sales for GM brand products and lower penetration. The decrease in written business was partially offset by the acquisition of MEEMIC and growth in the assumed reinsurance product line with the introduction of new products.

In addition, the results were affected by GM’s announcement in the third quarter of 2006 that it was extending its power-train warranty in the United States and Canada across its entire 2007 car and light-duty truck lineup. The warranty extension provides coverage for up to five years or 100,000 miles. GM also expanded its roadside assistance and courtesy transportation programs to match the power-train warranty term. Refunds of $9.7 million were made in the fourth quarter of 2006 to customers who had already purchased an extended service contract on a 2007 GM vehicle.

Royalty Arrangement
For certain insurance products, GM and GMAC have entered into agreements allowing GMAC to use the GM name on certain insurance products. In exchange, GMAC will pay GM a minimum annual guaranteed royalty fee of $15 million.

Consumer Products
We underwrite and market nonstandard, standard, and preferred risk physical damage and liability insurance coverages for private passenger automobiles, motorcycles, recreational vehicles, and commercial automobiles and homeowners insurance through independent agency, direct response, and internet channels. Additionally, we market private-label insurance through a long-term agency relationship with Homesite Insurance, a national provider of home insurance products. We currently operate in all 50 states and the District of Columbia in the United States, with a significant amount of our business written in California, Florida, Michigan, New York, and North Carolina.

We had approximately 2.4 million and 1.9 million consumer products policyholders as of December 31, 2007 and 2006, respectively. We offer our consumer product policies on a direct response basis through affinity groups, worksite programs, the internet, and through an extensive network of independent agencies. Approximately 438,000 and 435,000 of our policyholders were GM-related persons as of December 31, 2007 and 2006, respectively. Through our relationship with GM, we utilize direct response and internet channels to reach GM’s current employees and retirees, as well as their families, and GM dealers and suppliers and their families. We have similar programs that utilize relationships with affinity groups. In addition, we reach a broader market of customers through independent agents and internet channels.

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

We also underwrite personal automobile insurance coverage in Mexico, the United Kingdom, Canada, and Germany. We assume selected motor insurance risks, including credit life, through programs with Vauxhall, Opel, and Saab vehicle owner relationships in Europe as well as through similar programs in Latin America and Asia Pacific regions.

Other Consumer Products
We are a leading provider of automotive extended service contracts with mechanical breakdown and maintenance coverage. Our automotive extended service contracts offer vehicle owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle warranty. These extended service contracts are marketed through automobile dealerships, on a direct response basis, and through independent agents in the United States and Canada. The extended service contracts cover virtually all vehicle makes and models; however, our flagship extended service contract product is the General Motors Protection Plan. A significant portion of our overall vehicle service contracts are through the General Motors Protection Plan and cover vehicles manufactured by GM and its subsidiaries.

Our other products include Guaranteed Asset Protection (GAP) Insurance, which allows the recovery of a specified economic loss beyond the insured value. Internationally, our U.K.-based Car Care Plan subsidiary sells GAP products and provides automotive extended service contracts to customers via direct and dealer distribution channels; it is a leader in the extended service contract market in the U.K. Car Care Plan also operates in Europe and Latin America.

Commercial Products
We provide commercial insurance, primarily covering dealers’ wholesale vehicle inventory, and reinsurance products. Internationally, ABA Seguros provides certain commercial business insurance exclusively in Mexico, and Car Care Plan reinsures dealer vehicle inventory in Europe, Latin America, and Asia Pacific.

We are a market leader with respect to wholesale vehicle inventory insurance. Our wholesale vehicle inventory insurance provides physical damage protection for dealers’ floor plan vehicles. It includes coverage for both GMAC and

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

non-GMAC financed inventory and is available in the United States to virtually all new car franchise dealerships.

We also conduct reinsurance operations primarily in the United States market through our subsidiary, GMAC RE, which underwrites diverse property and casualty risks. Reinsurance coverage is primarily insurance for insurance companies designed to stabilize their results, protect against unforeseen events, and facilitate business growth. We primarily provide reinsurance through broker treaties and direct treaties with other insurers, and we also provide facultative reinsurance. Facultative reinsurance allows the reinsured party the option of submitting individual risks and allows the reinsurer the option of accepting or declining individual risks. Reinsurance products are offered internationally, generated primarily from GM and GMAC distribution channels.

International operations also manage a fee-focused insurance program through which commissions are earned from third-party insurers offering insurance products primarily to GMAC customers worldwide.

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

In some instances, ceded reinsurance is used to reduce the risk associated with volatile businesses, such as catastrophe risk in U.S. dealer vehicle inventory insurance or smaller businesses, such as Canadian automobile or European dealer vehicle inventory insurance. In 2007, we ceded approximately 13% of our U.S. consumer products insurance premiums to government-managed pools of risk. Our consumer products business is covered by traditional catastrophe protection, aggregate stop loss protection, and an extension of catastrophe coverage for hurricane events. In addition, loss control techniques, such as hail nets or storm path monitoring to assist dealers in preparing for severe weather, help to mitigate loss potential.

We mitigate losses by the active management of claim settlement activities using experienced claims personnel and the evaluation of current period reported claims. Losses for these events may be compared to prior claims experience, expected claims, or loss expenses from similar incidents to assess the reasonableness of incurred losses.

Loss Reserves
In accordance with industry and accounting practices and applicable insurance laws and regulatory requirements, we maintain reserves for both reported losses and losses incurred but not reported, as well as loss adjustment expenses. These reserves are based on various estimates and assumptions and are maintained both for business written on a current basis and policies written and fully earned in prior years, to the extent there continues to be outstanding and open claims in the process of resolution. Refer to the Critical Accounting Estimates section of this MD&A and Note 1 to the Consolidated Financial Statements for further discussion. The estimated values of our prior reported loss reserves and changes to the estimated values are routinely monitored by credentialed actuaries. Our reserve estimates are regularly reviewed by management. However, since the reserves are based on estimates and numerous assumptions, the ultimate liability may differ from the amount estimated.

Investments
A significant aspect of our Insurance operations is the investment of proceeds from premiums and other revenue sources. We will use these investments to satisfy our obligations related to future claims at the time these claims are settled. Investment securities are classified as available-for-sale and carried at fair value. Unrealized losses on investment securities that are considered by management to be other than temporary are recognized in earnings through a write-down in the carrying value to the current fair value of the investment. Unrealized gains or losses are included in other comprehensive income, as a component of equity. Fair value of fixed income and equity securities is based upon quoted market prices where available.

Our Insurance operations have a Finance Committee, which develops guidelines and strategies for these investments. The guidelines established by this finance committee reflect our risk tolerance, liquidity requirements, regulatory requirements, and rating agencies considerations, among other factors. Our investment portfolio is managed by General Motors Asset Management (GMAM). GMAM directly manages certain portions of our insurance investment portfolio and recommends, oversees, and evaluates specialty asset managers in other areas.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Financial Strength Ratings
Substantially all of our U.S. Insurance operations have a Financial Strength Rating (FSR) and an Issuer Credit Rating (ICR) from A.M. Best Company. Our Insurance operations outside the United States are not rated. The FSR is intended to be an indicator of the ability of the insurance company to meet its senior most obligations to policyholders. Lower ratings generally result in fewer opportunities to write business as insureds, particularly large commercial insureds, and insurance companies purchasing reinsurance have guidelines requiring high FSR ratings.

On January 9, 2008, A.M. Best confirmed the FSR of our U.S. Insurance companies at A− and revised the outlook to negative.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Other Operations

Certain financial data related to corporate activities were recast from our Global Automotive Finance operations segment to our Other operations segment. Refer to Note 1 to the Consolidated Financial Statements for additional details regarding the change in segment information. Net income for Other operations was $70 million for the year ended December 31, 2007, compared to a loss of $950 million for the year ended December 31, 2006. During the year ended December 31, 2006, our Commercial Finance Group recognized a noncash charge of $840 million ($695 million after-tax) for impairment of goodwill and other intangibles. Excluding these impairment charges, the increases in net income primarily reflected improved profitability of our Commercial Finance Group.

Excluding the impairment charges of $840 million during the year ended December 31, 2006, net income of our Commercial Finance Group and our corporate activities increased $325 million during the year ended December 31, 2007, compared to 2006. The increase in net income was primarily due to decreased interest expense, a lower provision for credit losses in our Commercial Finance Group, and a $42 million gain recognized on the repurchase and retirement of ResCap debt. The Commercial Finance Group achieved lower interest expense by decreasing its cost of borrowing through a greater use of secured funding. The lower provision for credit losses resulted from generally favorable credit experience.

During the year ended December 31, 2006, Other operations experienced a net loss of $950 million, compared to $309 million for the same period of 2005. The decrease in net income was mainly due to the decline in our income from Capmark (our former commercial mortgage operation) of $237 million due to the sale of 79% of the business on March 23, 2006, additional noncash goodwill impairment charges, higher loss provisions, and the tax impact related to the company’s LLC conversion. Total net revenue decreased mainly from the sale of Capmark in 2006, as the results of Capmark operations were fully consolidated in 2005.

Our Commercial Finance Group, recognized noncash goodwill and intangible asset impairment charges during the year ended December 31, 2006, in accordance with Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), of $840 million ($695 million after-tax) as the carrying value for the assets was greater than the fair value based on a discounted cash flow model. Other operations also experienced a goodwill impairment charge of $712 million ($439 million after-tax) million during the year ended December 31, 2005 primarily related to our Commercial Finance Group. All goodwill related to our Other operations was written off as of December 31, 2006. The provision for credit losses increased by $122 million mostly due to a decline in the present value of expected future cash flows or collateral value for collateral dependent loans, resulting from management’s decision to take a liquidate versus hold approach to many troubled legacy accounts. Higher funding and maintenance costs on these primarily nonearning loans drove the change in approach. Finally, the results were also unfavorably impacted by the write-off of $115 million of deferred tax assets related to the LLC conversion.

Funding and Liquidity

Funding Strategy
Our liquidity and our ongoing profitability are largely dependent upon our timely access to capital and the costs associated with raising funds in different segments of the capital markets. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, debt maturities, and unexpected deposit withdrawals. Our primary funding objective is to ensure that we have adequate, reliable access to liquidity throughout all market cycles, including periods of financial distress. We actively manage our liquidity and mitigate our funding risk using the following practices:

•	Maintaining diversified sources of funding — Over the past several years, our strategy has focused on diversification of our funding. We have developed diversified funding sources across a global investor base, both public and private and, as appropriate, extended debt maturities. This diversification has been achieved in a variety of ways and in a variety of markets, including whole-loan sales, the public and private debt capital markets, and asset-backed facilities, as well as through deposit-gathering and other financing activities. The diversity of our funding sources enhances funding flexibility, limits dependence on any one source of funds, and results in a more cost-effective strategy over the long term. In developing diverse funding sources, management considers market conditions, prevailing interest rates, liquidity needs, and the desired maturity profile of our liabilities. This strategy has helped us maintain liquidity during periods of weakness in the capital markets, changes in our business, and changes in our credit ratings. More specifically, our development of secured funding alternatives has been critical as we have recently been unable to access the long-term unsecured markets in a cost-effective manner due to our weakened credit rating and recent performance, as well as the current difficulties in the credit markets. Despite our diverse

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

funding sources and strategies, our ability to maintain liquidity may be affected by certain risks. Refer to Risk Factors in Item 1A for further discussion.

•	Obtaining sufficient short- and long-term financing — We have significant short- and long-term financing needs. We monitor the duration profile of our assets and then establish an appropriate liability maturity ladder.

-	Short-term financing — We require short-term funding to finance our short-duration assets, such as mortgage loans held for sale, dealer floor plan receivables, and factoring receivables. We regularly forecast our cash position and our potential funding needs, taking into account debt maturities and potential peak balance sheet levels over a medium-term time horizon.

-	Long-term financing — Our long-term unsecured financings fund long-term assets (such as mortgages held for investment, retail auto contracts and leases, and equity interests in securitizations) and over-collateralization required to support our structured financing facilities. We regularly assess the term structure of our assets and liabilities and interest rate risk. In addition, we manage our long-term debt maturities and credit facility expirations to minimize refinancing risk and maturity concentrations. We consider the available capacity and relative cost given market constraints, as well as the potential impact on our credit ratings. We meet our long-term financing needs from a variety of sources including public corporate debt, credit facilities, secured financings, and off-balance sheet securitizations.

•	Optimizing our use of secured funding programs — Secured funding sources are generally unaffected by ratings on corporate unsecured debt. In addition, depending on the structure, secured funding may reduce our risk exposure to the underlying assets. Given these benefits, we have developed meaningful sources of funding in the asset-backed securities markets. We rely heavily on whole-loan sales and securitizations to fund our mortgage and automotive originations. As in the unsecured markets, we have experienced significant price increases, as well as, higher levels of credit enhancements for several fundings.

•	Balancing access to liquidity and cost of funding — Maintaining sufficient access to liquidity is vital to our business. Given our current credit ratings, we have conservatively maintained large and varied sources of liquidity. We have established a number of committed liquidity facilities that provide further protection against market volatility or disruptions. Our management regularly evaluates the cost of the cash portfolio and committed facilities compared to the potential risks and adjusts capacity levels according to market conditions and our credit profile.

•	Maintaining an active dialogue with the rating agencies — The cost and availability of most funding are influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation. Lower ratings generally result in higher unsecured borrowing costs, as well as reduced access to unsecured capital markets. This is particularly true for certain institutional investors, such as money market investors, whose investment guidelines require investment grade ratings in the two highest rating categories for short-term debt. Substantially all our debt has been rated by nationally recognized statistical rating organizations. We maintain an active dialogue with each rating agency throughout the year.

Recent Funding Developments
During the second half of 2007, the mortgage and capital markets experienced significant stress. Like many other financial institutions, GMAC was faced with the challenge of maintaining sufficient liquidity and capital in an environment of increasing funding costs. Our ongoing practice of exercising prudent liquidity and capital management was critical in allowing us to maintain flexibility during a period of severe market disruption.

•	In September 2007, we entered into an agreement with Citigroup Global Markets Inc. (Citi) that provides up to $21.4 billion in various secured funding facilities for our Global Automotive Finance and Commercial Finance operations as well as ResCap.

•	While we had consistent access to the term market for public asset-backed securities financing automotive finance assets, pricing for the issuance of such securities has increased. The market for term asset-backed securities financing mortgage assets experienced a significant reduction in liquidity, though we continued to issue securities when the pricing was favorable compared to alternative funding.

•	Cash balances were increased to ensure we had sufficient reserve liquidity. On a consolidated basis we increased cash and marketable securities from $17.5 billion at June 30, 2007, to $22.7 billion at December 31, 2007. ResCap’s cash and marketable securities increased from $3.7 billion to $4.4 billion during the same period.

•	Our Automotive Finance commercial paper conduit, New Center Asset Trust (NCAT) continued to sell new securities and meet all maturities. The amount of commercial paper held by investors increased from $6.5 billion at June 30, 2007, to $6.9 billion at December 31, 2007.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

•	ResCap met its financial covenants for 2007 and ended the year with $6.0 billion of total equity.

•	In November 2007, GMAC’s owners converted $1.1 billion of preferred equity into common equity.

•	GMAC and ResCap completed a tender offer and open market repurchase of ResCap and GMAC unsecured bonds with near-term maturity dates. A total book value of $1.7 billion of ResCap debt was retired in November and December 2007. We will continue to monitor the credit markets for further opportunities to repurchase our bonds at prices deemed favorable relative to value at maturity.

In the early part of 2008, the credit markets continue to remain under pressure. In this environment our strategy will remain unchanged and we will remain very focused on our liquidity position. Thus far in 2008 we continue to access the public markets for auto-related asset-backed securities, extend key facilities and evaluate various strategic alternatives related to the ResCap business. The continuing global dislocation in the mortgage and credit markets has prompted ResCap’s liquidity providers to evaluate their risk tolerance for their exposure to mortgage related credits. Because of this, there are several key risks and uncertainties which could negatively impact ResCap’s liquidity position in 2008. This includes, but is not limited to, ResCap’s business segments’ ability to close new and renew existing key sources of liquidity (domestic and international), incremental margin calls related to potentially lower valuations of collateralized assets on interest rate and foreign exchange swaps, and further tightening by liquidity providers such as encountering more counterparties opting for shorter-dated extensions of existing facilities with more expensive terms instead of providing long-term commitments and lower advance rates. Nevertheless, there are several key risks and uncertainties that could potentially have a negative impact on liquidity in 2008. These risks include, but are not limited to, further negative actions from credit rating agencies, inability to originate and extend liquidity facilities, as well as increased credit enhancements for secured funding and derivative transactions.

On December 6, 2007, the American Securitization Forum (ASF), working with various constituency groups, as well as, representatives of U.S. federal government agencies, issued the Streamlined Foreclosure and Loss Avoidance Framework (ASF Framework). The ASF Framework provides guidance for servicers to streamline borrower evaluation procedures and to facilitate the use of foreclosure and loss prevention efforts in an attempt to reduce the number of U.S. subprime residential mortgage borrowers who might default in the coming year because the borrowers cannot afford to pay the increased loan interest rate after their U.S. subprime residential mortgage variable loan rate reset. The ASF Framework requires a borrower and its U.S. subprime residential mortgage variable loan to meet specific conditions to qualify for a modification under which the qualifying borrower’s loan’s interest rate would be kept at the existing rate, generally for 5 years following an upcoming reset period. The ASF Framework is focused on U.S. subprime first-lien adjustable-rate residential mortgages that have an initial fixed interest rate period of 36-months or less, are included in securitized pools, were originated between January 1, 2005 and July 31, 2007, and have an initial interest rate reset date between January 1, 2008 and July 31, 2010 (defined as “Segment 2 Subprime ARM Loans” within the ASF Framework). At this time, we believe any loan modifications we make in accordance with the ASF Framework will not have a material affect on our accounting for U.S. subprime residential mortgage loans nor securitizations or retained interests in securitizations of U.S. subprime residential mortgage loans.

Cash Flows
2007 Compared to 2006
Net cash provided by operating activities was $1.5 billion for the year ended December 31, 2007, compared to a net use of cash of $14.7 billion for the year ended December 31, 2006. Cash used by operating activities primarily includes cash used for the origination and purchase of certain mortgage and automotive loans held for sale and the cash proceeds from the sales of, and principal repayments on, such loans. Our ability to originate and sell mortgage loans at previously experienced volumes has been hindered by the deterioration of the nonprime and nonconforming mortgage market and a challenging interest rate environment. As a result, net cash provided by operating activities for the year ended December 31, 2007, has increased compared to 2006, because the level of originations and purchases of mortgage loans held for sale decreased at a greater rate than cash inflows from sales and repayments of mortgage loans.

Net cash provided by investing activities was $18.2 billion for the year ended December 31, 2007, compared to $24.8 billion for the year ended December 31, 2006. The decrease in net cash provided by investing activities was attributable to proceeds from the sale of business units of approximately $8.5 billion during 2006. This was primarily related to the sale of our commercial mortgage business, which occurred during the first quarter of 2006. There were no similar transactions during 2007. The use of cash from the purchase of available-for-sale investment securities, net of sales and maturities, was approximately $0.6 billion during 2007, as compared to a source of cash of approximately $1.6 billion during 2006, a decrease in cash flows of approximately $2.2 billion. Additionally, we received a net cash settlement of $1.4 billion for residual support and risk-sharing obligations from GM during 2006 as a part of the

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

sale transaction. There were no similar transactions during 2007. These net decreases in cash from investing activities were partially offset by net cash inflows that arose from the decrease in the size of our on-balance sheet loan portfolio. When considering proceeds from sales of finance receivables and loans in conjunction with the net increase in finance receivables and loans, cash inflows increased from approximately $23 billion in 2006 to $28.9 billion in 2007.

Net cash used in financing activities for the year ended December 31, 2007, totaled $17.6 billion, compared to $10.6 billion for the year ended December 31, 2006. During 2007 short-term debt repayments increased relative to the prior year as a result of a decrease in the size of our on-balance sheet loan portfolio. Net cash used for the repayment of short-term debt was approximately $9.2 billion during 2007, as compared to a net source of cash of approximately $2.7 billion during 2006, resulting in a decrease in cash flows of approximately $11.9 billion. This was partially offset by a reduction in dividend payments of approximately $4.6 billion during 2007 compared to 2006.

We believe existing cash and investment balances, funding activities, as well as cash flows from operations, will be adequate to meet our capital and liquidity needs during the next twelve months.

2006 Compared to 2005
Net cash used in operating activities was $14.7 billion for the year ended December 31, 2006, compared to a net use of cash of $23.1 billion for the year ended December 31, 2005. Cash used by operating activities primarily includes cash used for the origination and purchase of certain mortgage and automotive loans held for sale and the cash proceeds from the sales of, and principal repayments on, such loans. During the fourth quarter of 2006, our ability to originate and sell mortgage loans at previously experienced volumes was hindered by the deterioration of the nonprime and nonconforming mortgage market and a challenging interest rate environment. As a result, net cash used to acquire mortgage loans did not increase at the same rate as proceeds from the sales and repayments of mortgage loans for the year ended December 31, 2006, as compared to 2005 levels.

Net cash provided by investing activities was $24.8 billion for the year ended December 31, 2006, compared to $14.2 billion for the year ended December 31, 2005. The increase in net cash provided by investing activities was attributable to proceeds from the sales of business units of approximately $8.5 billion during 2006. This was primarily related to the sale of our commercial mortgage business, which occurred during the first quarter of 2006. There were no similar transactions during 2005. Additionally, proceeds from the sales and maturities of available-for-sale investment securities, net of purchases resulted in a source of cash of approximately $1.6 billion during 2006, as compared to a net use of cash of approximately $4.6 billion during 2005. These sources of cash were largely offset by a decrease in cash proceeds from the sales of finance receivables, which were $8.0 billion lower during 2006 as compared to 2005.

Net cash used in financing activities for the year ended December 31, 2006, totaled $10.6 billion, compared to a net cash provided by financing activities of $2.1 billion for the year ended December 31, 2005. During 2006, debt repayments increased relative to the prior period as a result of a decrease in the size of our on-balance sheet loan portfolio. Additionally, we paid approximately $2.3 billion more in dividends during 2006, compared to 2005, primarily as a result of the Sale Transactions. This was partially offset by a $1.9 billion increase in cash related to the issuance of preferred securities in conjunction with the Sale Transactions.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Funding Sources
The following table summarizes debt and other sources of funding by source and the amount outstanding under each category for the periods shown.

	Outstanding
	December 31,	December 31,
($ in millions)	2007	2006

Commercial paper	$1,439	$1,523
Institutional term debt	63,207	70,266
Retail debt programs	26,175	29,308
Secured financings	90,809	123,485
Bank loans, and other	10,947	12,512

Total debt (a)	192,577	237,094
Bank deposits (b)	13,708	10,488
Off-balance sheet securitizations
Retail finance receivables	14,328	7,928
Wholesale loans	16,813	19,227
Mortgage loans	136,108	118,918

Total funding	373,534	393,655
Less: cash balance (c)	(22,706)	(18,252)

Net funding	$350,828	$375,403

Leverage ratio covenant (d)	8.5:1	10.9:1

(a)	Excludes fair value adjustment as described in Note 12 to the Consolidated Financial Statements.
(b)	Includes consumer and commercial bank deposits and dealer wholesale deposits.
(c)	Includes $17.7 billion in cash and cash equivalents and $5.0 billion invested in certain marketable securities at December 31, 2007; and $15.5 billion in cash and cash equivalents and $2.8 billion invested in certain marketable securities at December 31, 2006.
(d)	Our credit facilities include a leverage covenant that restricts the ratio of consolidated borrowed funds (excluding certain obligations of bankruptcy-remote, special-purpose entities) to consolidated net worth (including the existing preferred membership interests) to be no greater than 11.0:1 under certain conditions. The leverage ratio covenant excludes from debt, securitization transactions that are accounted for on-balance sheet as secured financings totaling $60,898 and $79,903 at December 31, 2007 and 2006, respectively.

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

As of December 31, 2007, we had $33.8 billion in short-term debt outstanding. Refer to Note 12 to the Consolidated Financial Statements for additional information about our outstanding short-term debt.

Long-term Unsecured Debt
We meet our long-term financing needs from a variety of sources, including public corporate debt and credit facilities. During the year ended December 31, 2007, we raised approximately $4.6 billion in unsecured debt in different markets and currencies that was used to finance our Global Automotive Finance operations, both domestically and internationally, while ResCap raised $4.0 billion in several unsecured markets. The long-term unsecured debt was all issued in the second quarter of 2007. Given our sufficient liquidity position and the severe widening of our unsecured credit spreads in the second half of 2007, we chose not to issue long-term unsecured debt during the second half of the year ended December 31, 2007. In addition, we have various liquidity facilities with a number of different lenders in multiple jurisdictions.

The following table presents the scheduled maturity of unsecured long-term debt at December 31, 2007, assuming that no early redemptions occur:

	Global
	Automotive
	Finance
($ in millions)	operations (a)	ResCap	Total

2008	$13,306	$4,269	$17,575
2009	12,226	2,684	14,910
2010	6,921	3,145	10,066
2011	12,094	1,303	13,397
2012	5,652	2,152	7,804
2013 and thereafter	18,637	3,794	22,431

Unsecured long-term debt (b)	68,836	17,347	86,183
Unamortized discount	(285)	(12)	(297)

Total unsecured long-term debt	$68,551	$17,335	$85,886

(a)	Consists of debt we or our subsidiaries incur to finance our Global Automotive Finance operations.
(b)	Debt issues totaling $13,985 million are redeemable at or above par, at our option anytime before the scheduled maturity dates, the latest of which is November 2049.

Secured Financings and Off-balance Sheet Securitizations
As part of our ongoing funding and risk management practices, we have established secondary market trading and securitization arrangements that provide long-term financing primarily for our automotive and mortgage loans. We have had consistent access to these markets in the past and expect

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

to continue to access the securitization markets going forward. In the near term there is limited access for certain securitizations, especially those that are supported by non-agency mortgage assets.

During 2007, more than 91.9% of our North American Automotive Finance operations volume was funded through secured funding arrangements or automotive whole-loan sales. In 2007, our North American Automotive Finance operations executed approximately $26.9 billion in automotive whole-loan sales and off-balance sheet securitizations. In addition, our North American Automotive Finance operations executed approximately $29.1 billion in secured funding during the year. Our International Automotive Finance operations funds approximately 30% of its automotive operations through securitizations and other forms of secured funding.

The following table summarizes assets that are restricted as collateral for the payment of related debt obligations. These restrictions primarily arise from securitization transactions accounted for as secured borrowings and repurchase agreements.

	2007		2006
		Related		Related
December 31,		secured		secured
($ in millions)	Assets	debt (a)	Assets	debt (a)

Loans held for sale	$10,437	$6,765	$22,834	$20,525
Mortgage assets held for investment and lending receivables	45,534	33,911	80,343	68,333
Retail automotive finance receivables	23,079	19,094	17,802	16,439
Wholesale automotive finance receivables	10,092	7,709	2,108	1,479
Investment securities	880	788	3,662	4,523
Investment in operating leases, net	20,107	17,926	8,258	7,636
Real estate investments and other assets (b)	14,429	4,616	8,025	4,550

Total	$124,558	$90,809	$143,032	$123,485

(a)	Included as part of secured debt are repurchase agreements of $3.6 billion and $11.5 billion where we have pledged assets as collateral for approximately the same amount of debt at December 31, 2007 and 2006, respectively.
(b)	On November 22, 2006, GM assumed $10.1 billion of debt secured by $12.6 billion of net operating lease assets GMAC distributed to GM. Refer to Note 19 for further discussion of the distribution.

Bank Deposits
We accept commercial and consumer deposits through GMAC Bank in the United States. The main sources of deposits for GMAC Bank are certificates of deposit and brokered deposits. As of December 31, 2007, GMAC Bank had approximately $12.8 billion of deposits compared to $9.9 billion as of December 31, 2006. We also have banking operations in Argentina, Brazil, Colombia, France, Germany, and Poland that fund automotive assets. Some of these operations utilize certificates of deposit for local funding.

Cash Balance
We maintain a large cash balance, including certain marketable securities, that can be utilized to meet our obligations in the event of a market disruption. Cash and cash equivalents and certain marketable securities totaled $22.7 billion as of December 31, 2007, up from $18.3 billion on December 31, 2006.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Funding Facilities
The following table highlights committed, uncommitted, and total capacity under our secured and unsecured funding facilities as of December 31, 2007 and December 31, 2006. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them.

Total liquidity facilities
	December 31, 2007			December 31, 2006
($ in billions)	Committed	Uncommitted	Total	Committed	Uncommitted	Total

Unsecured funding facilities	$12.7	$10.5	$23.2	$14.5	$10.3	$24.8
Secured funding facilities	146.3	21.6	167.9	134.6	73.3	207.9

Total funding facilities	$159.0	$32.1	$191.1	$149.1	$83.6	$232.7

Unsecured Funding Facilities
The following table summarizes our unsecured committed capacity as of December 31, 2007, and December 31, 2006.

Unsecured committed facilities
	December 31, 2007			December 31, 2006
		Unused	Total		Unused	Total
($ in billions)	Outstanding	capacity	capacity	Outstanding	capacity	capacity

Automotive Finance operations:
Revolving credit facility — 364 day	$—	$3.0	$3.0	$—	$3.3	$3.3
Revolving credit facility — multi-year	—	3.0	3.0	—	4.4	4.4
International bank lines	1.9	1.0	2.9	1.1	1.4	2.5

Total Automotive Finance operations	1.9	7.0	8.9	1.1	9.1	10.2

ResCap:
Revolving credit facility — 364 day	—	0.9	0.9	—	0.9	0.9
Revolving credit facility — multi-year	—	0.9	0.9	—	0.9	0.9
Bank term loans	1.8	—	1.8	1.8	—	1.8
International bank lines	—	—	—	0.2	0.2	0.4

Total ResCap	1.8	1.8	3.6	2.0	2.0	4.0

Other:
Insurance operations	—	0.1	0.1	—	0.1	0.1
Commercial Finance operations	—	0.1	0.1	—	0.2	0.2

Total Other	—	0.2	0.2	—	0.3	0.3

Total	$3.7	$9.0	$12.7	$3.1	$11.4	$14.5

Revolving credit facilities — As of December 31, 2007, we had four unsecured syndicated bank facilities totaling $7.8 billion. We maintain $6.0 billion of unsecured revolving credit facilities, including a $3.0 billion 364-day facility that matures in June 2008 and a $3.0 billion 5-year term facility that matures in June 2012. ResCap also maintains $1.75 billion of unsecured revolving credit facilities, including an $875 million 364-day facility that matures in June 2008 and a $875 million 3-year term facility that matures in June 2010. The 364-day facilities for both GMAC and ResCap include a term-out option, which, if exercised by us before expiration, carries a one-year term.

Certain credit facilities include a leverage covenant that restricts the ratio of consolidated borrowed funds (excluding certain obligations of bankruptcy-remote, special-purpose entities) to consolidated net worth (including the existing preferred membership interests) to be no greater than 11.0:1, under certain conditions. More specifically, the covenant is only applicable on the last day of any fiscal quarter (other than the fiscal quarter during which a change in rating occurs) during such times that we have senior, unsecured, long-term debt outstanding without third-party enhancement that is rated BBB+ or less (by Standard & Poor’s) or Baa1 or less (by Moody’s).

Our leverage ratio covenant was 8.5:1 at December 31, 2007; therefore, we are in compliance with this covenant as of this date.

ResCap maintains $3.5 billion of unsecured syndicated bank facilities. These credit facilities each contain a financial

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

covenant, among other covenants, requiring ResCap to maintain a minimum consolidated tangible net worth (as defined in each respective agreement) as of the end of each fiscal quarter. Under the agreements, ResCap’s tangible net worth cannot fall below a base amount plus an amount equal to 25% of ResCap net income (if positive) for the fiscal year since the closing date of the applicable agreement. As of December 31, 2007, the most restrictive provision requires a minimum tangible net worth of $5.4 billion. ResCap’s reported tangible net worth as of December 31, 2007 was $6.0 billion.

ResCap’s consolidated tangible net worth fluctuates based on a number of factors, principally its operating results. ResCap monitors its compliance with the minimum consolidated tangible net worth covenant and maintains contingency plans to enable it to meet these terms should corrective action become necessary. Those plans include a potential capital infusion (cash or other) from GMAC, asset sales, and debt reduction activities, among other alternatives. If any of these actions or alternative actions are undertaken, there is no assurance that they will be successful or that, absent undertaking any such activities, an amendment or waiver of the covenants could be obtained from the lenders.

Bank term loan — ResCap has a $1.75 billion syndicated term loan committed through July 2008.

International bank lines — We maintain unsecured bilateral bank facilities in various countries to finance our Global Automotive Finance operations. A majority of these facilities have a tenor of 364 days while there are other facilities with longer tenors.

Other — Our Commercial Finance and Insurance operations utilize letters of credit for certain aspects of their respective businesses.

The following table summarizes our unsecured uncommitted capacity as of December 31, 2007, and December 31, 2006.

Unsecured uncommitted facilities
	December 31, 2007			December 31, 2006
		Unused	Total		Unused	Total
($ in billions)	Outstanding	capacity	capacity	Outstanding	capacity	capacity

Global Automotive Finance operations:
Lines of credit — Europe	$4.7	$0.4	$5.1	$4.6	$0.7	$5.3
Lines of credit — Latin America	2.2	0.7	2.9	1.9	0.4	2.3
Lines of credit — Asia Pacific	1.4	0.3	1.7	0.8	0.3	1.1

Total Global Automotive Finance operations	8.3	1.4	9.7	7.3	1.4	8.7

ResCap:
Lines of credit	0.3	—	0.3	0.2	0.1	0.3
GMAC Bank: Fed Funds	—	0.2	0.2	—	0.5	0.5
Other	0.1	—	0.1	0.6	0.1	0.7

Total ResCap	0.4	0.2	0.6	0.8	0.7	1.5

Other:
Commercial Finance operations	0.2	—	0.2	0.1	—	0.1

Total	$8.9	$1.6	$10.5	$8.2	$2.1	$10.3

Lines of credit — Our Global Automotive Finance and Commercial Finance operations utilize uncommitted bank lines as a funding source for their international businesses. The outstanding amounts are a mix of short- and long-term loans. ResCap’s lines of credit are used for general working capital purposes and have short-term maturities.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Secured Funding Facilities
The following table shows the amount outstanding, unused, and total capacity under our secured committed facilities as of December 31, 2007, and December 31, 2006.

Secured committed facilities
	December 31, 2007			December 31, 2006
		Unused	Total		Unused	Total
($ in billions)	Outstanding	capacity	capacity	Outstanding	capacity	capacity

Global Automotive Finance operations:
Whole-loan forward flow agreements	$—	$37.4	$37.4	$—	$45.5	$45.5
New Center Asset Trust (NCAT)	—	12.0	12.0	—	18.3	18.3
U.S. facilities	9.9	0.7	10.6	8.3	1.2	9.5
Variable note funding facility	—	6.0	6.0	—	—	—
International facilities	22.5	1.8	24.3	17.0	0.9	17.9

Total Global Automotive Finance operations	32.4	57.9	90.3	25.3	65.9	91.2

ResCap:
Repurchase agreements	3.6	5.3	8.9	5.0	1.7	6.7
Receivables Lending Agreement (RLA)	0.2	5.3	5.5	5.3	0.3	5.6
Mortgage Asset Lending Agreement (MALA)	0.1	3.1	3.2	1.1	1.9	3.0
Facilities for construction lending receivables	1.8	0.1	1.9	1.7	—	1.7
Facilities for mortgage servicing rights	1.4	0.7	2.1	1.3	—	1.3
Other	8.6	3.0	11.6	7.2	4.0	11.2

Total ResCap	15.7	17.5	33.2	21.6	7.9	29.5

Other:
Bilateral secured	10.5	10.9	21.4	2.2	7.8	10.0
Commercial Finance operations	0.8	0.6	1.4	1.6	2.3	3.9

Total other	11.3	11.5	22.8	3.8	10.1	13.9

Total	$59.4	$86.9	$146.3	$50.7	$83.9	$134.6

Whole-loan forward flow agreements — Commitments to purchase U.S. automotive retail assets. One of our long-term strategic financing agreements includes a commitment from a financial institution to purchase up to $10.0 billion of U.S. retail auto finance contracts every year through
June 2010. There is $30.0 billion of capacity under this funding arrangement as of December 31, 2007. Our other long-term strategic financing agreement is in the form of a $6.0 billion revolving facility, which provides funding of up to $7.4 billion through October 2010.

NCAT — NCAT is a special-purpose entity administered by us for the purpose of funding assets as part of our securitization funding programs. This entity funds assets primarily through the issuance of asset-backed commercial paper, and it represents an important source of liquidity to us. At December 31, 2007, NCAT had commercial paper outstanding of $6.9 billion, which is not included in our Consolidated Balance Sheet.

Global Automotive Finance operations secured facilities (United States and International) — These are primarily bank conduit facilities that permanently fund a specific pool of assets. Certain facilities are revolving and, therefore, allow for the funding of additional assets during the commitment period, usually 364 days. Internationally, there are also secured bank lines that provided $1.1 billion of total capacity at December 31, 2007.

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

MALA and RLA — The Mortgage Asset Lending Agreement, or MALA, is a secured aggregation facility that funds residential mortgage loans during the aggregation period. The facility receives funding from a syndicate of asset-backed commercial paper vehicles. MALA shares a funding commitment with Receivables Lending Agreement, or RLA, a facility that funds our warehouse lending receivables via a syndicate of asset-backed commercial paper vehicles. The

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

MALA and RLA facilities have both short- and long-term commitments. The two facilities had aggregate liquidity commitments of $8.7 billion as of December 31, 2007, composed of a one-year commitment of $2.2 billion that matures May 2008 and a three-year commitment of $6.5 billion that matures November 2008. The decline in borrowings from 2006 to 2007 under the RLA facility reflects ResCap’s decision in 2007 to reduce our warehouse lending activities and the continuing disruptions in the asset-backed commercial paper market, which have made borrowings under this facility less available and more expensive. Accordingly, this capacity may not be a significant benefit to ResCap’s current business and operations. The decline in borrowings from 2006 to 2007 under the MALA facility reflects our decision in 2007 to restrict the amount of nontraditional mortgages that we make as well as the continuing disruptions in the asset-backed commercial paper market, which have made borrowings under this facility less available and more expensive. Due to changes in ResCap’s business model, we do not anticipate that we will experience significant borrowings under the RLA and MALA facilities at least in the near term. Furthermore, due to asset concentration limits contained in the RLA facility, ResCap may not be able to borrow under either of these facilities at the present time or from time to time in the future. Accordingly, this capacity may not be a significant benefit to ResCap’s current business and operations.

Other — Other secured facilities include certain facilities to fund mortgage loans prior to their sale or securitization. Internationally, this includes: $7.7 billion of liquidity commitments to fund loans in the United Kingdom; $1.8 billion of liquidity commitments to fund loans originated in the Netherlands, Germany and Spain; a $658 million liquidity commitment to fund loans in Australia; and a $65 million liquidity commitment to fund loans in Mexico. Domestically, other secured facilities to fund mortgage servicing advances have capacity of $1.4 billion as of December 31, 2007.

Bilateral secured facility — In August 2006, Citi provided a $10 billion asset-backed facility to fund certain automotive assets. This facility was replaced effective September 6, 2007, when we entered into an agreement with Citi, pursuant to which we have access to up to $21.4 billion in various asset-backed funding facilities (the Facilities) through at least September 2008. A total of $14.4 billion is available for immediate funding with the additional $7.0 billion becoming available to the extent the Facilities are syndicated to other lenders. Up to $11.1 billion is available to fund automotive assets, up to approximately $8.0 billion can be used by ResCap, and up to $2.3 billion can be used for Commercial Finance. As of December 31, 2007, $8.1 billion was utilized to fund automotive assets, while ResCap and Commercial Finance had $1.1 billion and $1.3 billion outstanding, respectively. Prior to year-end, approximately $2.0 billion was syndicated.

Commercial Finance operations — Maintains conduits to fund trade receivables.

The following table shows the amount outstanding, unused, and total capacity under our secured uncommitted facilities as of December 31, 2007, and December 31, 2006:

Secured uncommitted facilities
	December 31, 2007			December 31, 2006
		Unused	Total		Unused	Total
($ in billions)	Outstanding	capacity	capacity	Outstanding	capacity	capacity

ResCap
Mortgage Interest Networking Trust (MINT)	$—	$—	$—	$1.4	$23.6	$25.0
MINT II, LLC	—	—	—	5.8	19.2	25.0
Repurchase agreements	0.4	7.4	7.8	6.6	6.1	12.7
FHLB advances	11.3	1.3	12.6	7.3	2.3	9.6
Other	0.4	0.8	1.2	0.3	0.7	1.0

Total	$12.1	$9.5	$21.6	$21.4	$51.9	$73.3

MINT — MINT was a secured aggregation vehicle that formerly provided ResCap with financing for mortgage loans during the aggregation period and for warehouse lending receivables. MINT obtained financing through the issuance of asset-backed commercial paper and similar discounted notes (MITTENs), both of which were secured by the mortgage loans and warehouse lending receivables. The MINT program was terminated in the fourth quarter of 2007.

MINT I, LLC — MINT I, LLC was created during the second quarter of 2007. MINT I is an on-balance sheet secured aggregation vehicle that provides us with financing for mortgage loans during the aggregation period and for warehouse lending receivables. MINT I obtains financing

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

through the issuance of extendable notes, which are secured by the mortgage loans and warehouse lending receivables. As of December 31, 2007, MINT I had uncommitted liquidity of approximately $25.0 billion with no extendable notes outstanding. Due to lack of investor appetite for mortgage-backed commercial paper, extendable notes in particular, MINT I stopped issuing extendable notes during the third quarter, and it is unclear whether we will be able to use this program in the future. The underlying collateral has either been moved to other existing sources of liquidity (e.g. whole-loan repurchase agreements and secured aggregation facilities) or sold to third-party investors.

MINT II, LLC — MINT II, LLC was created during the third quarter of 2006. MINT II is a secured aggregation vehicle that provides us with financing for mortgage loans during the aggregation period and for warehouse lending receivables. MINT II obtains financing through the issuance of extendable notes that are secured by the mortgage loans and warehouse lending receivables. As of December 31, 2007, MINT II had uncommitted liquidity of $25.0 billion with no extendable notes outstanding. Due to lack of investor appetite for mortgage-backed commercial paper and extendable notes in particular, MINT II stopped issuing extendable notes during the third quarter, and it is unclear whether ResCap will be able to use this program in the future. The underlying collateral to satisfy terms of the agreement has either been moved to other existing sources of liquidity (e.g. whole-loan repurchase agreements and secured aggregation facilities) or sold to third-party investors.

FHLB Advances — GMAC Bank has entered into an advances agreement with Federal Home Loan Bank (FHLB). Under the agreement, as of December 31, 2007, and December 31, 2006, GMAC Bank had assets pledged and restricted as collateral totaling $28.4 billion and $19.8 billion, respectively, under the FHLB’s existing blanket lien on all GMAC Bank assets. However, the FHLB will allow GMAC Bank to encumber any assets restricted as collateral not needed to collateralize existing FHLB advances. As of December 31, 2007, and December 31, 2006, GMAC Bank had $12.5 and $10.1 billion of assets restricted as collateral that were available to be encumbered elsewhere.

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

Rating	Commercial	Senior		Date of
agency	paper	debt	Outlook	last action

Fitch	B	BB+	Watch-Negative	November 14, 2007 (a)
Moody’s	Not-Prime	B1	Negative	February 5, 2008 (b)
S&P	C	B+	Negative	February 22, 2008 (c)
DBRS	R-4	BB (high)	Negative	November 12, 2007 (d)

(a)	Fitch affirmed the senior debt rating of BB+ and commercial paper rating of B and changed the outlook to Watch-Negative on November 14, 2007.
(b)	Moody’s downgraded our senior debt to B1 from Ba3, affirmed the commercial paper rating of Not-Prime, and maintained the outlook at Negative on February 5, 2008.
(c)	Standard & Poor’s downgraded our senior debt to B+ from BB+, downgraded our commercial paper rating to C from B, and maintained the outlook at negative on February 22, 2008.
(d)	DBRS downgraded our senior debt to BB (high) from BBB (low), downgraded our commercial paper rating to R-4 from R-3, and changed the outlook to Negative on November 12, 2007.

In addition, ResCap, our indirect wholly owned subsidiary, has ratings (separate from GMAC) from the nationally recognized rating agencies. The following table summarizes ResCap’s current ratings and outlook by the respective agency.

Rating	Commercial	Senior		Date of
agency	paper	debt	Outlook	last action

Fitch	B	BB+	Under Review-Down	August 16, 2007 (a)
Moody’s	Not-Prime	B2	Negative	February 5, 2008 (b)
S&P	C	B	Negative	February 22, 2008 (c)
DBRS	R-4	B (high)	Negative	November 9, 2007 (d)

(a)	Fitch downgraded ResCap’s senior debt to BB+ from BBB, downgraded the commercial paper rating to B from F2, and changed the outlook to Under Review-Down on August 16, 2007.
(b)	Moody’s downgraded ResCap’s senior debt to B2 from Ba3, affirmed the commercial paper rating of Not-Prime, and maintained the outlook of Negative on February 5, 2008.
(c)	Standard & Poor’s downgraded ResCap’s senior debt to B from BB+, downgraded ResCap’s commercial paper rating to C from B, and maintained the outlook at Negative on February 22, 2008.
(d)	DBRS downgraded ResCap’s senior debt to B (high) from BB, affirmed the commercial paper rating of R-4, and changed the outlook to Negative on November 9, 2007.

Derivative Financial Instruments
In managing the interest rate and foreign exchange exposures of a multinational finance company, we utilize a variety of interest rate and currency derivative financial instruments. As an end user of these financial instruments, we are in a better position to minimize our funding costs, enhancing our ability

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

to offer attractive, competitive financing rates to our customers. Our derivative financial instruments consist primarily of interest rate swaps, futures and options, currency swaps, and forwards used to hedge related assets or funding obligations. The use of these instruments is further described in Note 16 to our Consolidated Financial Statements.

Derivative financial instruments involve, to varying degrees, elements of credit risk in the event a counterparty should default, and market risk, as the instruments are subject to rate and price fluctuations. Credit risk is managed through periodic monitoring and approval of financially sound counterparties and through limiting the potential credit exposures to individual counterparties to predetermined exposure limits. Market risk is inherently limited because the instruments are used for risk management purposes only and, therefore, are generally designated as hedges of assets or liabilities. Market risk is also managed on an ongoing basis by monitoring the fair value of each financial instrument position and further by measuring and monitoring the volatility of these positions, as further described in the Market Risk section of this MD&A.

Off-balance Sheet Arrangements

We use off-balance sheet entities as an integral part of our operating and funding activities. The arrangements include the use of qualifying special-purpose entities (QSPEs) and variable interest entities (VIEs) for securitization transactions, mortgage warehouse facilities, and other mortgage-related funding programs. The majority of our off-balance sheet arrangements consist of securitization structures believed to be similar to those used by many other financial service companies.

The following table summarizes assets carried off-balance sheet in these entities.

December 31, ($ in billions)	2007	2006

Securitization (a)
Retail finance receivables	$15.6	$8.2
Wholesale loans	18.4	19.9
Mortgage loans	138.3	121.7

Total securitization	172.3	149.8
Other off-balance sheet activities
Mortgage warehouse	—	0.3
Other mortgage	—	0.1

Total off-balance sheet activities	$172.3	$150.2

(a)	Includes only securitizations accounted for as sales under SFAS 140, as further described in Note 7 to the Consolidated Financial Statements.

Securitization
As part of our ongoing operations and overall funding and liquidity strategy, we primarily securitize consumer automotive finance retail contracts, wholesale loans, mortgage loans, and asset-backed securities. Securitization of assets allows us to diversify funding sources by enabling us to convert assets into cash earlier than what would have occurred in the normal course of business and to support the core activities of our Global Automotive Finance and ResCap operations relative to originating and purchasing finance receivables and loans. Termination of our securitization activities would reduce funding sources for both Automotive Finance and ResCap and disrupt the core mortgage banking activity, adversely affecting our operating results.

Information regarding our securitization activities is further described in Note 7 to the Consolidated Financial Statements. As part of these activities, assets are generally sold to bankruptcy-remote subsidiaries. These bankruptcy-remote subsidiaries are separate legal entities that assume the risk and reward of ownership of the receivables. Neither we nor these subsidiaries are responsible for the other entities’ debts, and the assets of the subsidiaries are not available to satisfy our claim or those of our creditors. In turn, the bankruptcy-remote subsidiaries establish separate trusts to which they transfer the assets in exchange for the proceeds from the sale of asset- or mortgage-backed securities issued by the trust. The trusts’ activities are generally limited to acquiring the assets, issuing asset- or mortgage-backed securities, making payments on the securities, and periodically reporting to the investors. Because of the nature of the assets held by the trusts and the limited nature of each trust’s activities, most trusts are QSPEs, in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). In accordance with SFAS 140, assets and liabilities of the QSPEs are generally not consolidated on our Consolidated Balance Sheet; therefore, we account for the transfer of assets into the QSPE as a sale.

Certain of our securitization transactions, while similar in legal structure to the transactions described in the foregoing (i.e., the assets are legally sold to a bankruptcy-remote subsidiary), do not meet the isolation and control criteria of SFAS 140 and, therefore, are accounted for as secured financings. As secured financings, the underlying automotive finance retail contracts, automotive leases, or mortgage loans remain on our Consolidated Balance Sheet with the corresponding obligation (consisting of the debt securities issued) reflected as debt. We recognize income on the finance receivables, automotive leases and loans, and interest expense on the securities issued in the securitization; and we provide for credit losses on the finance receivables and loans as incurred. Approximately $124.6 billion and $143.0 billion

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

of our total assets were related to secured financings at December 31, 2007 and 2006, respectively. Refer to Note 12 to the Consolidated Financial Statements for further discussion.

The increase in the amount of finance receivables and loans carried in off-balance sheet facilities reflects our increased use of securitization transactions accounted for as sales versus those accounted for as secured financings and whole-loan sales to take advantage of certain market conditions in 2007.

As part of our securitization activities, we typically agree to service the transferred assets for a fee, and we may earn other related ongoing income. We may also retain a portion of senior and subordinated interests issued by the trusts; for transactions accounted for as sales, these interests are reported as investment securities on our Consolidated Balance Sheet and are disclosed in Note 5 to the Consolidated Financial Statements. Subordinate interests typically provide credit support to the more highly rated senior interests in a securitization transaction and may be subject to all or a portion of the first loss position related to the sold assets. The amount of the fees earned and the levels of retained interests that we maintain are disclosed in Note 7 to the Consolidated Financial Statements.

We sometimes use derivative financial instruments to facilitate securitization activities, as further described in Note 16 to the Consolidated Financial Statements.

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

We have also entered into agreements to provide credit loss protection for certain high loan-to-value (HLTV) mortgage loan securitization transactions. We are required to perform on our guaranty obligation when the security credit enhancements are exhausted and losses are passed through to investors. The guarantees terminate the first calendar month during which the security aggregate note amount is reduced to zero. Refer to Note 25 to the Consolidated Financial Statements and the Guarantees section in this MD&A for further information.

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

We may also act as a counterparty in derivative financial instruments with these entities to facilitate transactions. Although representing effective risk management techniques, these derivative financial instrument positions do not qualify for hedge accounting treatment, as the assets or liabilities that are economically hedged are carried off-balance sheet. These derivative financial instruments are reported on our Consolidated Balance Sheet at fair value, with valuation adjustments reflected in our Consolidated Statement of Income on a current period basis, and are disclosed in Note 16 to the Consolidated Financial Statements.

Our most significant off-balance sheet entity is described as follows:

•	New Center Asset Trust (NCAT) — NCAT is a QSPE that was established for purchasing and holding privately issued asset-backed securities created through our automotive finance asset securitization activities, as previously described. NCAT funds the activity through the issuance of asset-backed commercial paper. NCAT acquires the asset-backed securities from special-purpose trusts established by our limited purpose bankruptcy-remote subsidiaries. As of December 31, 2007, NCAT had $6.9 billion in asset-backed securities, which were fully supported by commercial paper. We act as administrator of NCAT to provide for the administration of the trust. NCAT maintains an $12.0 billion revolving credit agreement, characterized as a liquidity and receivables purchase facility, to support its issuance of commercial paper. The assets underlying the NCAT securities are retail finance receivables, wholesale loans, and operating leases that are securitized as a part of our automotive finance funding strategies. The $6.9 billion of NCAT securities outstanding at December 31, 2007, are considered in the nonmortgage securitization amounts included in the table on page 66.

We do not guarantee debt issued in connection with any of our off-balance sheet facilities, nor do we guarantee liquidity support (to the extent applicable) that is provided by third-party banks. Further, there are limited recourse provisions that would permit holders to put debt obligations back to us.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

If liquidity banks fail to renew their commitment (which commitments may be subject to periodic renewal) and we are unable to find replacement liquidity support or alternative financing, the outstanding commercial paper would be paid with loans from participating banks, and proceeds from the underlying assets would be used to repay the banks. Finally, none of these entities related to our off-balance sheet facilities own our membership interests or that of our affiliates.

Purchase Obligations and Options
Certain of the structures related to securitization transactions and other off-balance sheet activities contain provisions, which are standard in the securitization industry, where we may (or, in limited circumstances, are obligated to) purchase specific assets from the entities. Our purchase obligations relating to off-balance sheet transactions are as follows:

•	Representations and warranties obligations — In connection with certain asset sales and securitization transactions, we typically deliver standard representations and warranties to the purchaser regarding the characteristics of the underlying transferred assets. These representations and warranties conform to specific guidelines, which are customary in securitization transactions. These clauses are intended to ensure that the terms and conditions of the sales contracts are met upon transfer of the assets. Before any sale or securitization transaction, we perform due diligence with respect to the assets to be included in the sale to ensure that they meet the purchaser’s requirements, as expressed in the representations and warranties. Because of these procedures, we believe the potential for loss under these arrangements is remote. Accordingly, no liability is reflected on our Consolidated Balance Sheet related to these potential obligations. The maximum potential amount of future payments we could be required to make would be equal to the current balances of all assets subject to these securitization or sale activities. We do not monitor the total value of assets historically transferred to securitization vehicles or through other asset sales. Therefore, we are unable to develop an estimate of the maximum payout under these representations and warranties.

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

Loans for which there are trailing or defective legal documents generally perform as well as loans without these administrative complications. These loans merely fail to conform to the requirements of a particular sale. Upon discovery of a breach of a representation, the loans are either corrected in a manner conforming to the provisions of the sale agreement, replaced with a similar mortgage loan that conforms to the provisions, or investors are made whole by us through the purchase of the mortgage loan at a price determined by the related transaction documents, consistent with industry practice.

We purchased $689 million and $157 million in mortgage assets under these provisions in 2007 and 2006, respectively. The purchases increased because during 2007 ResCap was no longer able to issue certain nonprime securitizations without various forms of representations for early payment defaults. The majority of purchases under representations and warranties occurring in 2007 and 2006 resulted from the inability to deliver underlying mortgage documents within a specified number of days after the initial sale date. The remaining purchases occurred because of a variety of nonconformities (typically related to clerical errors discovered after sale in the postclosing review).

•	Administrator or servicer actions — In certain automotive securitization transaction documents in our capacity as servicer, we covenant that we will not amend or modify certain characteristics of any receivable after the initial sale date (e.g., amount financed, annual percentage rate, etc.). In addition, we are required to service sold receivables in the same manner in which we service owned receivables. In servicing our owned receivables, we may make changes to the underlying contracts at the request of the borrower, for example, because of errors made in the origination process or to prevent imminent default as a result of temporary economic hardship (e.g., borrower requested deferrals or extensions). Therefore, when we would otherwise modify an owned receivable in accordance with customary servicing practices, we are also required to modify a sold and serviced receivable, in accordance with

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

customary servicing procedures. If the modification is not otherwise permitted by the securitization transaction documents, we are required to purchase the serviced receivable that has been sold. We purchased $39 million and $27 million in automotive receivables under these provisions in 2007 and 2006, respectively.

Our purchase options relating to off-balance sheet transactions are as follows:

•	Asset performance conditional calls — In our mortgage off-balance sheet transactions, we typically retain the option (but not an obligation) to purchase specific assets that become delinquent beyond a specified period of time, as set forth in the transaction legal documents (typically 90 days). We report affected assets when the purchase option becomes exercisable. Assets are purchased after the option becomes exercisable when it is in our best economic interest to do so. We purchased $607 million and $324 million of mortgage assets under these provisions in 2007 and 2006, respectively.

•	Cleanup calls — In accordance with SFAS 140, we retain a cleanup call option in securitization transactions that allows the servicer to purchase the remaining transferred financial assets, once the assets or beneficial interests reach a minimal level and the cost of servicing those assets or beneficial interests become burdensome in relation to the benefits of servicing (defined as a specified percentage of the original principal balance). We purchased $262 million and $1.3 billion in assets under these cleanup call provisions in 2007 and 2006, respectively.

When purchases of assets from off-balance sheet facilities occur, either as a result of an obligation to do so or upon us obtaining the ability to acquire sold assets through an option, any resulting purchase is executed in accordance with the legal terms in the facility or specific transaction documents. In most cases, we record no net gain or loss, as the provisions for the purchase of specific assets in automotive receivables and mortgage asset transactions state that the purchase price is equal to the unpaid principal balance (i.e., par value) of the receivable, plus any accrued interest thereon. An exception relates to cleanup calls that may result in a net gain or loss. In these cases, we record assets when the option to purchase is exercisable, as determined by the legal documentation. Any difference between the purchase price and amounts paid to discharge third-party beneficial interests is remitted to us through the recovery on the related retained interest. Any resulting gain or loss is recognized upon the exercise of a cleanup call option.

Guarantees

Guarantees are defined as contracts or indemnification agreements that contingently require us to make payments to third parties based on changes in an underlying agreement that is related to a guaranteed party. Our guarantees include standby letters of credit and certain contract provisions regarding securitizations and sales. See Note 25 to the Consolidated Financial Statements for more information regarding our outstanding guarantees to third parties.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Aggregate Contractual Obligations

The following table provides aggregated information about our outstanding contractual obligations as of December 31, 2007, disclosed elsewhere in our Consolidated Financial Statements.

	Payments due by period
		Less than			More than
December 31, 2007 ($ in millions)	Total	1 year	1-3 years	3-5 years	5 years

Description of obligation:
Debt
Unsecured (a)	$86,183	$17,575	$24,976	$21,201	$22,431
Secured	72,993	19,590	28,782	5,333	19,288
Scheduled interest payments for fixed-rate long-term debt	32,036	4,585	9,437	4,954	13,060
Estimated interest payments for variable-rate long-term debt (b)	3,589	2,047	1,402	112	28
Estimated net payments under interest rate swap agreements (b)(c)	55	55	—	—	—
Mortgage purchase and sale commitments	18,422	15,619	2,803	—	—
Commitments to sell retail automotive receivables	17,500	5,500	12,000	—	—
Commitments to provide capital to equity-method investees	273	—	3	1	269
Commitments to fund construction lending	127	7	120	—	—
Lending commitments	14,424	9,402	1,631	308	3,083
Lease commitments	801	200	277	159	165
Purchase obligations	3,117	2,505	382	165	65
Bank certificates of deposit	8,116	5,888	2,005	223	—

Total	$257,636	$82,973	$83,818	$32,456	$58,389

(a)	Total amount reflects the remaining principal obligation and excludes fair value adjustment of $571 million and unamortized discount of $405 million.
(b)	Estimate utilized the applicable variable interest rate as of the most recent reset date prior to December 31, 2007.
(c)	For all periods other than less than 1 year, we are in a net receipt position under interest rate swap agreements.

The foregoing table does not include our reserves for insurance losses and loss adjustment expenses, which total $3.1 billion as of December 31, 2007. While payments due on insurance losses are considered contractual obligations because they relate to insurance policies issued by us, the ultimate amount to be paid and the timing of payment for an insurance loss is an estimate, subject to significant uncertainty. Furthermore, the timing on payment is also uncertain; however, the majority of the balance is expected to be paid out in less than five years. Similarly, due to uncertainty in the timing of future cash flows related to our unrecognized tax benefits, the contractual obligations detailed above do not include the $155 million in tax benefits unrecognized.

The following provides a description of the items summarized in the preceding table of contractual obligations:

Debt — Amounts represent the scheduled maturity of debt at December 31, 2007, assuming that no early redemptions occur. For debt issuances without a stated maturity date (i.e., Demand Notes), the maturity is assumed to occur within one year. The maturity of secured debt may vary based on the payment activity of the related secured assets. Debt issuances redeemable at or above par during the callable period are presented by stated maturity date. The amounts presented are before the effect of any unamortized discount or fair value adjustment. Refer to Note 12 to the Consolidated Financial Statements for additional information on our debt obligations.

Mortgage purchase and sale commitments — As part of our ResCap operations, we enter into commitments to originate, purchase, and sell mortgages and mortgage-backed securities. Refer to Note 25 to the Consolidated Financial Statements for additional information on our mortgage purchase and sale commitments.

Commitments to remit excess cash flows on certain loan portfolios — We are committed to remitting, under certain shared execution arrangements, cash flows that exceed a required rate of return less credit loss reimbursements. This commitment is accounted for as a derivative. Refer to Note 25

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

to the Consolidated Financial Statements for additional information on our shared execution arrangements.

Commitments to sell retail automotive receivables — We have entered into agreements with third-party banks to sell automotive retail receivables in which we transfer all credit risk to the purchaser (retail automotive whole-loan transactions). Refer to Note 25 to the Consolidated Financial Statements for additional information.

Commitments to fund construction lending — We have entered into agreements to fund construction and resort financing through financing obtained from third-party asset-backed paper commercial conduits.

Commitments to provide capital to equity-method investees — As part of arrangements with specific private equity funds, we are obligated to provide capital to equity-method investees. Refer to Note 25 to the Consolidated Financial Statements for additional information.

Lending commitments — Both our Global Automotive Finance and ResCap operations and our Commercial Finance Group have outstanding revolving lending commitments with customers. The amounts presented represent the unused portion of those commitments as of December 31, 2007, that the customers may draw upon, in accordance with the lending arrangement. Refer to Note 25 to the Consolidated Financial Statements for additional information on our lending commitments.

Lease commitments — We have obligations under various operating lease arrangements (primarily for real property) with noncancelable lease terms that expire after December 31, 2007. Refer to Note 25 to the Consolidated Financial Statements for additional information on our lease commitments.

Purchase obligations — We enter into multiple contractual arrangements for various services. The arrangements represent fixed payment obligations under our most significant contracts and primarily relate to contracts with information technology providers. Refer to Note 25 to the Consolidated Financial Statements for additional information on our purchase obligations.

Bank certificates of deposit — We accept cash deposits through GMAC Bank. A portion of these deposits are escrow balances related to the servicing of mortgage loans.

Critical Accounting Estimates

Accounting policies are integral to understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP), requires management to make certain judgments and assumptions, on the basis of information available at the time of the financial statements, in determining accounting estimates used in the preparation of these statements. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements; critical accounting estimates are described in this section. Accounting estimates are considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period or changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations, or cash flows. Our management has discussed the development, selection, and disclosure of these critical accounting estimates with the Audit Committee of the Board, and the Audit Committee has reviewed our disclosure relating to these estimates.

Valuation of Loans Held for Sale
Loans held for sale may include automotive, commercial finance, and residential receivables and loans. Mortgage loans held for sale are carried at the lower of cost or estimated fair value and are evaluated on an aggregate basis for loans that are current or 60 days or less delinquent. Due to changes in the securitization market in the fourth quarter of 2006, ResCap disaggregated all delinquent nonprime mortgage loans in its evaluation. Fair value is based on contractually established commitments from investors or current investor yield requirements. Mortgage loans held for sale are placed on nonaccrual status when contractually delinquent for 60 days. Interest income accrued at the date a loan is placed on nonaccrual status is reversed and subsequently realized only to the extent it is received in cash. Loan origination fees, as well as discount points and incremental direct origination costs, are initially recorded as an adjustment of the cost of the loan and are reflected in the gain or loss on sale of mortgage loans when sold.

Automotive loans held for sale are carried at the lower of cost or estimated fair value and are evaluated for impairment on an aggregate basis. Fair value is based on contractually established commitments from investors or current investor yield requirements. Automotive loans held for sale are generally placed on nonaccrual status when contractually delinquent for 120 days. Interest income accrued at the date a loan is placed on nonaccrual status is reversed and subsequently realized only to the extent it is received in cash. Loan origination fees, and incremental direct origination costs are initially recorded as an adjustment of the cost of the loan and are reflected in the gain or loss on sale of automotive loans when sold.

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

Determination of the Allowance for Credit Losses
The allowance for credit losses is management’s estimate of incurred losses in our lending portfolios. Management periodically performs detailed reviews of these portfolios to determine if an impairment has occurred and to assess the adequacy of the allowance for credit losses, based on historical and current trends and other factors affecting credit losses. Additions to the allowance for credit losses are charged to current period earnings through the provision for credit losses; amounts determined to be uncollectible are charged directly against the allowance for credit losses, while amounts recovered on previously charged-off accounts increase the allowance. Determination of the allowance for credit losses requires management to exercise significant judgment about the timing, frequency, and severity of credit losses that could materially affect the provision for credit losses and, therefore, net income. The methodology for determining the amount of the allowance differs for consumer and commercial portfolios.

The consumer portfolios consist of smaller-balance, homogeneous contracts and loans, divided into two broad categories — automotive retail contracts and residential mortgage loans. Each of these portfolios is further divided by our business units into several pools (based on contract type, underlying collateral, geographic location, etc.), that are collectively evaluated for impairment. Because of the homogenous nature of the portfolios, the allowance for credit losses is based on the aggregated characteristics of the portfolio. The allowance for credit losses is established through a process that begins with estimates of incurred losses in each pool based upon various statistical analyses (including migration analysis) in which historical loss experience, believed by management to be indicative of the current environment, is applied to the portfolio to estimate incurred losses. In addition, management considers the overall portfolio size and other portfolio indicators (i.e., delinquencies, portfolio credit quality, etc.), as well as general economic and business trends that management believes are relevant to estimate incurred losses.

The commercial loan portfolio is composed of larger-balance, nonhomogeneous exposures within our Global Automotive Finance, Commercial Finance, and ResCap operations. These loans are evaluated individually and are risk-rated based upon borrower, collateral, and industry-specific information that management believes is relevant to determining the occurrence of a loss event and measuring impairment. Management establishes specific allowances for commercial loans determined to be individually impaired. The allowance for credit losses is estimated by management based upon the borrower’s overall financial condition, financial resources, payment history, and, when applicable, the estimated realizable value of any collateral. In addition to the specific allowances for impaired loans, we maintain allowances based on a collective evaluation for impairment of certain commercial portfolios. These allowances are based on historical loss experience, concentrations, current economic conditions, and performance trends within specific geographic and portfolio segments.

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

At December 31, 2007, the allowance for credit losses was $2.8 billion, compared to $3.6 billion at December 31, 2006. The provision for credit losses was $3.1 billion for the year ended December 31, 2007, compared to $2.0 billion for 2006 and $1.1 billion for 2005. Our provision for credit losses increased primarily as a result of negative loss severity trends in our consumer mortgage loan portfolio. The allowance for loan losses decreased, as a result of a deconsolidation of certain mortgage loans and related debt at ResCap, decreased origination levels at ResCap, and continued sales of automotive receivables in our Global Automotive Financing operations.

Valuation of Automotive Lease Residuals
Our Global Automotive Finance operations have significant investments in vehicles in our operating lease portfolio. In accounting for operating leases, management must make a determination at the beginning of the lease of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term, which typically ranges from two to four years. We establish residual values at contract inception by using independently published residual values (as further described in the Lease Residual Risk discussion within the Global Automotive Finance Operations section of this MD&A). The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the value of the vehicle is below the residual value estimated at contract inception. Management periodically performs a detailed review of the

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

estimated realizable value of leased vehicles to assess the appropriateness of the carrying value of lease assets.

To account for residual risk, we depreciate automotive operating lease assets to estimated realizable value at the end of the lease on a straight-line basis over the lease term. The estimated realizable value is initially based on the residual value established at contract inception. Over the life of the lease, management evaluates the adequacy of the estimate of the realizable value and may make adjustments to the extent the expected value of the vehicle at lease termination changes. Any adjustments would result in a change in the depreciation rate of the lease asset, thereby affecting the carrying value of the operating lease asset. Overall business conditions (including the used vehicle market), our remarketing abilities, and GM’s vehicle and marketing programs may cause management to adjust initial residual projections (as further described in the Lease Residual Risk Management discussion in the Global Automotive Finance Operations section of this MD&A). In addition to estimating the residual value at lease termination, we must also evaluate the current value of the operating lease assets and test for impairment to the extent necessary in accordance with SFAS 144. Impairment is determined to exist if the undiscounted expected future cash flows (including the expected residual value) are lower than the carrying value of the asset.

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

Our net investment in operating leases totaled $32.3 billion (net of accumulated depreciation of $8.1 billion) at December 31, 2007, compared to $24.2 billion (net of accumulated depreciation of $6.1 billion) at December 31, 2006. Depreciation expense for the year ended December 31, 2007, 2006, and 2005, was $4.9 billion, $5.3 billion, and $5.2 billion, respectively.

Valuation of Mortgage Servicing Rights
Mortgage servicing rights represent the capitalized value associated with the right to receive future cash flows in connection with the servicing of mortgage loans. Mortgage servicing rights constitute a significant source of value derived from originating or acquiring mortgage loans. Because residential mortgage loans typically contain a prepayment option, borrowers often elect to prepay their mortgages, refinancing at lower rates during declining interest rate environments. When this occurs, the stream of cash flows generated from servicing the original mortgage loan is terminated. As a result, the market value of residential mortgage servicing rights is very sensitive to changes in interest rates and tends to decline as market interest rates decline and increase as interest rates rise. However, the relationship between interest rates and prepayment speeds is minimized for nonprime products due to the significant reduction in the nonprime mortgage market and the inability of the borrowers to refinance. At December 31, 2007, approximately 5.1% of our mortgage servicing rights are nonprime.

We capitalize mortgage-servicing rights on residential mortgage loans that we have originated and purchased based upon the fair market value of the servicing rights associated with the underlying mortgage loans at the time the loans are sold or securitized. We capitalize purchased mortgage servicing rights at cost (which approximates the estimated fair market value of these assets).

Effective January 1, 2006, mortgage servicing rights are carried at fair value.

Before 2006, the carrying value of mortgage servicing rights was dependent upon whether the rights were hedged. We carried mortgage-servicing rights that received hedge accounting treatment at fair value. Changes in fair value were recognized in current period earnings, which were generally offset by changes in the fair value of the underlying derivative if the changes in the value of the asset and derivative were highly correlated. The majority of our mortgage-servicing rights were hedged as part of our risk management program. Mortgage-servicing rights that did not receive hedge accounting were carried at the lower of cost or fair value. We evaluated mortgage-servicing rights for impairment by stratifying our portfolio on the basis of the predominant risk characteristics (mortgage product type and interest rate). To the extent that the carrying value of an individual tranche exceeded its estimated fair value, the mortgage servicing rights were considered impaired. We recognized impairment that was considered to be temporary through the establishment of (or increase in) a valuation allowance, with a corresponding unfavorable effect on earnings. If it was later determined all or a portion of the temporary impairment no longer existed for a particular tranche, we reduced the valuation allowance with a favorable effect on earnings. If the impairment was determined to be other than temporary, the valuation allowance was reduced along with the carrying value of the mortgage servicing right.

Accounting principles generally accepted in the United States of America require that the value of mortgage servicing rights be determined based upon market transactions for comparable servicing assets or, in the absence of

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

representative market trade information, based upon other available market evidence and modeled market expectations of the present value of future estimated net cash flows that market participants would expect derive from servicing. In certain international markets with very limited or no market evidence, we have determined it is not practicable to determine fair value. In other circumstances, when benchmark transaction data is not available, management relies on estimates of the timing and magnitude of cash inflows and outflows to derive an expected net cash flow stream and then discounts this stream using an appropriate market discount rate. Servicing cash flows primarily include servicing fees, float income, and late fees, less operating costs, to service the loans. Cash flows are derived based on internal operating assumptions, which management believes would be used by market participants, combined with market-based assumptions for loan prepayment rates, interest rates, and discount rates that management believes approximate yields required by investors in this asset. Management considers the best available information and exercises significant judgment in estimating and assuming values for key variables in the modeling and discounting process.

We use the following key assumptions in our valuation approach:

•	Prepayments — The most significant driver of mortgage servicing rights value is actual and anticipated portfolio prepayment behavior. Prepayment speed represents the rate at which borrowers repay the mortgage loans before scheduled maturity. As interest rates rise, prepayment speeds generally slow, and as interest rates decline, prepayment speeds generally accelerate. When mortgage loans are paid or expected to be paid sooner than originally estimated, the expected future cash flows associated with servicing the loans are reduced. We primarily use third-party models to project residential mortgage loan payoffs. In other cases, we estimated prepayment speeds based on historical and expected future prepayment rates. We measure model performance by comparing prepayment predictions against actual results at both the portfolio and product level.

•	Discount rate — The mortgage servicing rights cash flows are discounted at prevailing market rates, which include an appropriate risk-adjusted spread.

•	Base mortgage rate — The base mortgage rate represents the current market interest rate for newly originated mortgage loans. This rate is a key component in estimating prepayment speeds of our portfolio, because the difference between the current base mortgage rate and the interest rate on existing loans in our portfolio is an indication of the borrower’s likelihood to refinance.

•	Cost to service — In general, servicing cost assumptions are based on actual expenses directly related to servicing. These servicing cost assumptions are compared to market servicing costs when market information is available. Our servicing cost assumptions include expenses associated with our activities related to loans in default.

•	Volatility — Volatility represents the expected rate of change of interest rates. The volatility assumption used in our valuation methodology is intended to place a band around the potential interest rate movements from one period to the next. We use implied volatility assumptions in connection with the valuation of our mortgage servicing rights. Implied volatility is defined as the expected rate of change in interest rates derived from the prices at which options on interest rate swaps, or swaptions, are trading. We update our volatility assumptions for the change in implied swaption volatility during the period, adjusted by the ratio of historical mortgage swaption volatility.

We periodically perform a series of reasonableness tests, as management deems appropriate, including the following:

•	Review and compare recent bulk mortgage servicing right acquisition activity. We evaluate market trades for reliability and relevancy and then consider, as appropriate, our estimate of fair value of each significant deal to the traded price. Currently, there is a lack of comparable transactions between willing buyers and sellers in the bulk acquisition market, which are our best indicators of fair value. However, we continue to monitor market activity on an ongoing basis.

•	Review and compare recent flow servicing trades. We evaluate market trades of flow transactions to compare prices on our mortgage servicing rights. Fair values of flow market transactions may differ from our fair value estimates for several reasons, including age/credit seasoning of product, perceived profit margin/discount assumed by aggregators, economy of scale benefits, and cross-sell benefits.

•	Review and compare fair value price/multiples. We evaluate and compare our fair value price/multiples to market fair price/multiples quoted in external surveys produced by third parties.

•	Reconcile actual monthly cash flows to projections. We reconcile actual monthly cash flows to those projected in the mortgage servicing rights valuation. Based upon the results of this reconciliation, we assess the need to modify the individual assumptions used in the valuation. This process ensures the model is calibrated to actual servicing cash flow results.

We generally expect our valuation to be within a reasonable range of that implied by each test. If we determine our

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

valuation has exceeded the reasonable range, we will adjust it accordingly.

The assumptions used in modeling expected future cash flows of mortgage servicing rights have a significant affect on the fair value of mortgage servicing rights and potentially a corresponding impact to earnings. For example, a 10% increase in the prepayment assumptions would have negatively affected the fair value of the residential mortgage servicing rights asset by $265 million, or approximately 6%, as of December 31, 2007. This sensitivity is hypothetical and is designed to highlight the magnitude a change in assumptions could have. The calculation assumes that a change in the constant prepayment assumption would not affect other modeling assumptions. However, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. In addition, the factors that may cause a change in the prepayment assumption may also positively or negatively impact other areas (i.e., decreasing interest rates while increasing prepayments would likely have a positive impact on mortgage loan production volume and gains recognized on the sale of mortgage loans).

At December 31, 2007, based upon the market information obtained, we determined that our mortgage servicing rights valuations and assumptions used to value those servicing rights were reasonable and consistent with what an independent market participant would use to value the asset. At December 31, 2007, we had $4.7 billion outstanding in mortgage servicing rights compared to $4.9 billion at December 31, 2006.

Valuation of Interests in Securitized Assets
When we securitize automotive retail contracts, wholesale finance receivables, mortgage loans, and mortgage-backed securities, we typically retain an interest in the sold assets. These interests may take the form of asset- and mortgage-backed securities (including senior and subordinated interests), interest- and principal-only, investment grade, noninvestment grade, or unrated securities. We retain an interest in these transactions to provide a form of credit enhancement for the more highly rated securities or because it is more economical to hold these interests as opposed to selling. In addition to the primary securitization activities, our mortgage operations purchase mortgage-backed securities, interest-only strips, and other interests in securitized mortgage assets. In particular, we have mortgage broker-dealer operations that are in the business of underwriting, private placement, trading, and selling of various mortgage-backed securities. As a result of these activities, we may hold investments (primarily with the intent to sell or securitize) in mortgage-backed securities similar to those retained by us in securitization activities. Interests in securitized assets are accounted for as investments in debt securities pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Our estimate of the fair value of these interests requires management to exercise significant judgment about the timing and amount of future cash flows of the securities.

Interests in securitized assets that are classified as trading or available-for-sale are valued on the basis of external dealer quotes, where available. External quotes are not available for a significant portion of these assets, given the relative illiquidity of these assets in the market. In these circumstances, valuations are based on internally developed models, which consider recent market transactions, experience with similar securities, current business conditions, analysis of the underlying collateral, and third-party market information, as available. In conjunction with the performance of these valuations, management determined that the assumptions and the resulting valuations of asset- and mortgage-backed securities were reasonable and consistent with what an independent market participant would use to value the positions. In addition, we have certain interests in securitized assets that are classified as held-to-maturity. Investments classified as held-to-maturity are carried at amortized cost and are periodically reviewed for impairment.

Estimating the fair value of these securities requires management to make certain assumptions based upon current market information. The following describes the significant assumptions affecting future cash flow and, therefore, the valuation of these assets.

•	Prepayment Speeds — Prepayment speeds are primarily affected by changes in interest rates. As interest rates rise, prepayment speeds generally slow, and as interest rates decrease, prepayment speeds generally accelerate. Similar to mortgage servicing rights, estimated prepayment speeds significantly affect the valuation of our residential mortgage-backed securities because increases in actual and expected prepayment speed significantly reduce expected cash flows from these securities. For certain securities, management is able to obtain market information from parties involved in the distribution of these securities to estimate prepayment speeds. In other cases, management estimates prepayment speeds based upon historical and expected future prepayment rates. In comparison to residential mortgage-backed securities, prepayment speeds on the automotive asset-backed securities are not as volatile and do not have as significant an earnings impact because of the relative short contractual term of the underlying receivables and because many of these receivables have below-market contractual rates due to GM-sponsored special rate incentive programs.

•	Credit Losses — Expected credit losses on assets underlying the asset- and mortgage-backed securities also

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

significantly affect the estimated fair value of the related residual interests we retain. Credit losses can be affected by many economic variables including unemployment, housing valuation, and regional factors. The type of loan product and the interest rate environment are also key variables affecting the credit loss assumptions. For certain securities, market information for similar investments is available to estimate credit losses and collateral defaults (e.g., dealer-quoted credit spreads). For other securities, future credit losses are estimated using internally developed credit loss models, which generate indicative credit losses based on our historical credit loss frequency and severity.

•	Discount Rate — Discount rate assumptions are primarily affected by changes in the assessed risk on the sold assets or similar assets and market interest rate movements. Discount rate assumptions are determined using data obtained from market participants, where available, or based on current relevant treasury rates plus a risk-adjusted spread, which are based on analysis of historical spreads on similar types of securities.

•	Interest Rates — Estimates of interest rates on variable- and adjustable-rate contracts are based on spreads over the applicable benchmark interest rate using market-based yield curves. The movement in interest rates can have a significant impact on the valuation of retained interests in floating-rate securities.

Asset- and mortgage-backed securities are included as a component of investment securities on our Consolidated Balance Sheet. Changes in the fair value of asset- and mortgage-backed securities classified as trading are included as a component of investment income in our Consolidated Statement of Income. The changes in the fair value of asset- and mortgage-backed securities classified as available-for-sale are recorded in accumulated other comprehensive income, a component of equity on our Consolidated Balance Sheet. If management determines that other than temporary impairment should be recognized related to asset-and mortgage-backed securities classified as available-for-sale, we recognize the impairment loss in investment in income in our Consolidated Statement of Income.

Similar to mortgage servicing rights, changes in model assumptions can have a significant impact on the carrying value of interests in securitized assets. Note 7 to the Consolidated Financial Statements summarizes the impact on the fair value because of a change in key assumptions for the significant categories of interests in securitized assets as of December 31, 2007. The processes and assumptions used to determine the fair value of interest in securitized assets results in a valuation that fairly states the assets and are consistent with what a market participant would use to value the positions. At December 31, 2007 and 2006, the total interests in securitized assets approximated $4.6 billion and $6.3 billion, respectively.

Determination of Reserves for Insurance Losses and Loss Adjustment Expenses
Our Insurance operations include an array of insurance underwriting, including consumer products, automotive extended service contracts, assumed reinsurance, and commercial coverage that create a liability for unpaid losses and loss adjustment expenses incurred (further described in the Insurance section of this MD&A). The reserve for insurance losses and loss adjustment expenses represents an estimate of our liability for the unpaid cost of insured events that have occurred as of a point in time. More specifically, it represents the accumulation of estimates for reported losses and an estimate for losses incurred but not reported, including claims adjustment expenses.

GMAC Insurance’s claim personnel estimate reported losses based on individual case information or average payments for categories of claims. An estimate for current incurred, but not reported, claims is also recorded based on the actuarially determined expected loss ratio for a particular product, which also considers significant events that might change the expected loss ratio, such as severe weather events and the estimates for reported claims. These estimates of the reserves are reviewed regularly by product line management, by actuarial and accounting staffs and, ultimately, by senior management.

GMAC Insurance’s actuaries assess reserves for each business at the lowest meaningful level of homogeneous data within each type of insurance, such as general or product liability and automobile physical damage. The purpose of these assessments is to confirm the reasonableness of the reserves carried by each of the individual subsidiaries and product lines and, thereby, the Insurance operations’ overall carried reserves. The selection of an actuarial methodology is judgmental and depends on variables such as the type of insurance, its expected payout pattern, and the manner in which claims are processed. Special characteristics such as deductibles, reinsurance recoverable, or special policy provisions are also considered in the reserve estimation process. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred and netted against the provision for losses. Our reserves include a liability for the related costs that are expected to be incurred in connection with settling and paying the claim. These loss adjustment expenses are generally established as a percentage of loss reserves. Our reserve process considers the actuarially calculated reserves based on prior patterns of claim incurrence and payment, as well as the degree of incremental volatility associated with the underlying risks for the types of insurance, and represents management’s best estimate of the ultimate liability. Since the reserves are based on estimates,

Management’s Discussion and Analysis
GMAC LLC • Form 10-K

the ultimate liability may be more or less than our reserves. Any necessary adjustments, which may be significant, are included in earnings in the period in which they are deemed necessary. These changes may be material to our results of operations and financial condition and could occur in a future period.

Our determination of the appropriate reserves for insurance losses and loss adjustment expenses for significant business components is based on numerous assumptions that vary based on the underlying business and related exposure:

•	Personal Automobile — Automobile insurance losses are principally a function of the number of occurrences (e.g., accidents or thefts) and the severity (e.g., the ultimate cost of settling the claim) for each occurrence. The number of incidents is generally driven by the demographics and other indicators or predictors of loss experience of the insured customer base, including geographic location, number of miles driven, age, sex, type and cost of vehicle, and types of coverage selected. The severity of each claim, within the limits of the insurance purchased, is generally random and settles to an average over a book of business, assuming a broad distribution of risks. Changes in the severity of claims have an impact on the reserves established at a point in time. Changes in bodily injury claim severity are driven primarily by inflation in the medical sector of the economy. Changes in automobile physical damage claim severity are caused primarily by inflation in automobile repair costs, automobile parts prices, and used car prices. However, changes in the level of the severity of claims paid may not necessarily match or track changes in the rate of inflation in these various sectors of the economy.

•	Extended Service Contracts — Extended service contract losses in the United States and abroad are generally reported and settled quickly through dealership service departments, resulting in a relatively small balance of outstanding claims at any point in time relative to the volume of claims processed annually. Mechanical service contract claims are primarily composed of parts and labor for repair or replacement of the affected components or systems. Changes in the cost of replacement parts and labor rates will affect the cost of settling claims. Considering the short time frame between a claim being incurred and paid, changes in key assumptions (e.g., part prices, labor rates) will have a minimal impact on the loss reserve as of a point in time. The loss reserve amount is influenced by the estimate of the lag between vehicles being repaired at dealerships and the claim being reported by the dealership.

•	Assumed Reinsurance — The assumed reinsurance losses generally are from contracts with regional insurers and facultative excess of loss agreements with national writers within the United States and Europe. The reserve analysis is performed at a group level. A group can be an individual contract or a group of similar contracts, depending mostly upon contract size and the type of business being insured and coverages provided. Some considerations that can affect reserve estimates are changes in claim severity (e.g., building costs, automobile repair costs, wage inflation, medical costs), as well as changes in the legal and regulatory environment.

As of December 31, 2007, we concluded that our insurance loss reserves were reasonable and appropriate based on the assumptions and data used in determining the estimate. However, as insurance liabilities are based on estimates, the actual claims ultimately paid may vary from the estimates.

At December 31, 2007 and 2006, our reserve for insurance losses and loss adjustment expenses totaled $3.1 billion and $2.6 billion, respectively. Insurance losses and loss adjustment expenses totaled $2.5 billion, $2.4 billion, and $2.4 billion, for the years ended December 31, 2007, 2006, and 2005, respectively.

Recently Issued Accounting Standards

Refer to Note 1 to the Consolidated Financial Statements.

Quantitative and Qualitative Disclosures About Market Risk
GMAC LLC • Form 10-K

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our automotive financing, mortgage, and insurance activities give rise to market risk, representing the potential loss in the fair value of assets or liabilities caused by movements in market variables, such as interest rates, foreign-exchange rates, and equity prices. We are primarily exposed to interest rate risk arising from changes in interest rates related to financing, investing, and cash management activities. More specifically, we have entered into contracts to provide financing, to retain mortgage-servicing rights, and to retain various assets related to securitization activities all of which are exposed in varying degrees to changes in value due to movements in interest rates. Interest rate risk arises from the mismatch between assets and the related liabilities used for funding. We enter into various financial instruments, including derivatives, to maintain the desired level of exposure to the risk of interest rate fluctuations. Refer to Note 16 to the Consolidated Financial Statements for further information.

We are exposed to foreign-currency risk arising from the possibility that fluctuations in foreign-exchange rates will affect future earnings or asset and liability values related to our global operations. Our most significant foreign-currency exposures relate to the Euro, the Canadian dollar, the British pound sterling, the Brazilian real, the Mexican peso, and the Australian dollar.

We are also exposed to equity price risk, primarily in our Insurance operations, which invests in equity securities that are subject to price risk influenced by capital market movements. Our equity securities are considered investments, and we do not enter into derivatives to modify the risks associated with our insurance investment portfolio.

Although the diversity of our activities from our complementary lines of business may partially mitigate market risk, we also actively manage this risk. We maintain risk management control systems to monitor interest rates, foreign-currency exchange rates, equity price risks, and any of their related hedge positions. Positions are monitored using a variety of analytical techniques including market value, sensitivity analysis, and value at risk models.

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

We measure VaR using a 95% confidence interval and an assumed one-month holding period, meaning that we would expect to incur changes in fair value greater than those predicted by VaR in only one out of every 20 months. Currently, our VaR measurements do not include all of our market risk sensitive positions. The VaR estimates encompass the majority (approximately 90%) of our market risk sensitive positions, which management believes are representative of all positions. The following table represents the maximum, average, and minimum potential VaR losses measured for the years indicated.

Year ended December 31, ($ in millions)	2007	2006

Value at Risk
Maximum	$723	$159
Average	281	84
Minimum	47	27

Although no single risk statistic can reflect all aspects of market risk, the VaR measurements provide an overview of our exposure to changes in market influences. Less than 2% of our assets are accounted for as trading activities (i.e., those in which changes in fair value directly affect earnings). Accordingly, our VaR measurements are not indicative of the impact to current period earnings caused by potential market movements. The actual earnings impact would differ because the accounting for our financial instruments is a combination of historical cost, lower of cost or market, and fair value (as further described in the accounting policies in Note 21 to the Consolidated Financial Statements).

Quantitative and Qualitative Disclosures About Market Risk
GMAC LLC • Form 10-K

Sensitivity Analysis
Whereas VaR reflects the risk of loss due to unlikely events in a normal market, sensitivity analysis captures our exposure to isolated hypothetical movements in specific market rates. The following sensitivity analyses assume instantaneous, parallel shifts in market exchange rates, interest rate yield curves, and equity prices.

	2007		2006

	Non-	Trading	Non-	Trading
December 31, ($ in millions)	trading	(a)	trading	(a)

Financial instruments exposed to changes in:
Interest rates
Estimated fair value	($32,728)	$3,175	($35,614)	$4,784
Effect of 10% adverse change in rates	(5,247)	(45)	(1,090)	92
Foreign exchange rates
Estimated fair value	($10,090)	$740	($16,936)	$222
Effect of 10% adverse change in rates	(1,009)	(74)	1,694	(22)
Equity prices
Estimated fair value	$638	$—	$574	$—
Effect of 10% decrease in prices	(64)	—	(57)	—

(a)	Includes our trading investment securities. Refer to Note 5 to the Consolidated Financial Statements for additional information on our investment securities portfolio.

There are certain shortcomings inherent to the sensitivity analysis data presented. The models assume that interest rate and foreign exchange rate changes are instantaneous parallel shifts. In reality, changes are rarely instantaneous or parallel, and therefore, the sensitivities summarized in the foregoing table may be overstated. Although this sensitivity analysis is our best estimate of the impacts of the scenarios described, actual results could differ from those projected.

Because our operating leases do not represent financial instruments, they are not included in the interest rate sensitivity analysis. This exclusion is significant to the overall analysis and any resulting conclusions. Although the sensitivity analysis shows an estimated fair value change for the debt that funds our operating lease portfolio, a corresponding change for our operating lease was excluded from the foregoing analysis. This operating lease portfolio had a carrying value of $32.3 billion and $24.2 billion at December 31, 2007 and 2006, respectively. As a result, the overall impact to the estimated fair value of financial instruments from hypothetical changes in interest and foreign currency exchange rates is greater than what we would experience in the event of such market movements.

Operational Risk

We define operational risk as the risk of loss resulting from inadequate or failed processes or systems, human factors, or external events. Operational risk is an inherent risk element in each of our businesses and related support activities. Such risk can manifest in various ways, including breakdowns, errors, business interruptions, and inappropriate behavior of employees and can potentially result in financial losses and other damage to us.

To monitor and control such risk, we maintain a system of policies and a control framework designed to provide a sound and well-controlled operational environment. The goal is to maintain operational risk at appropriate levels in view of our financial strength, the characteristics of the businesses and the markets in which we operate, and the related competitive and regulatory environment.

Notwithstanding these risk and control initiatives, we may incur losses attributable to operational risks from time to time, and there can be no assurance these losses will not be incurred in the future.

Statement of Responsibility for Preparation
of Financial Statements
GMAC LLC • Form 10-K

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements, together with the notes thereto and the reports of Management and of Deloitte & Touche LLP, begin on page 84. Unaudited supplementary financial data for each quarter within the two years ended December 31, 2007, is included on page 140.

Our Consolidated Financial Statements, Financial Highlights, and Management’s Discussion and Analysis of Financial Condition and Results of Operations of GMAC LLC and subsidiaries (GMAC) were prepared by management, who is responsible for their integrity and objectivity. Where applicable, this financial information has been prepared in conformity with the Securities Exchange Act of 1934, as amended, and generally accepted accounting principles. The preparation of this financial information requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of our Consolidated Financial Statements and the reported amounts of revenues and expenses during the periods presented. The critical accounting estimates that may involve a higher degree of judgment and complexity are included in Management’s Discussion and Analysis.

The audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The GMAC Board of Managers, through its Audit Committee, is responsible for overseeing management’s fulfillment of its responsibilities in the preparation of our Consolidated Financial Statements. The GMAC LLC Audit Committee annually recommends to the Board the selection of independent auditors. In addition, the GMAC LLC Audit Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the internal auditors meet regularly (separately and jointly) with the GMAC LLC Audit Committee to review the activities of each and to ensure that each is properly discharging its responsibilities. To reinforce complete independence, Deloitte & Touche LLP has full and free access to meet with the GMAC LLC Audit Committee without management representatives present to discuss the results of the audit, the adequacy of internal control, and the quality of financial reporting. Before the Sale Transactions certain of these Audit Committee responsibilities were carried out by the predecessor GM Audit Committee. Certain aspects of these responsibilities were delegated to GMAC’s Audit Committee, composed of General Motors’ Chief Financial Officer, Treasurer, and President of GM Asset Management.

/s/ Eric A. Feldstein	/s/ Robert S. Hull

Eric A. Feldstein Chief Executive Officer February 27, 2008	Robert S. Hull Executive Vice President and Chief Financial Officer February 27, 2008

Management’s Report on Internal Control over
Financial Reporting
GMAC LLC • Form 10-K

GMAC management is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Consolidated Financial Statements.

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

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

Based on the assessment performed, management concluded that as of December 31, 2007, GMAC’s internal control over financial reporting was effective based upon the COSO criteria.

The independent registered public accounting firm, Deloitte & Touche LLP, has audited the Consolidated Financial Statements of GMAC and has issued an attestation report on our internal control over financial reporting as of December 31, 2007, as stated in its reports, which are included herein.

/s/ Eric A. Feldstein	/s/ Robert S. Hull

Eric A. Feldstein Chief Executive Officer February 27, 2008	Robert S. Hull Executive Vice President and Chief Financial Officer February 27, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member Interest Holders of GMAC LLC:

We have audited the internal control over financial reporting of GMAC LLC and subsidiaries (the “Company”) as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007, of the Company and our report dated February 27, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/  Deloitte & Touche LLP
Deloitte & Touche LLP

Detroit, Michigan
February 27, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member Interest Holders of GMAC LLC:

We have audited the accompanying Consolidated Balance Sheet of GMAC LLC and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related Consolidated Statements of Income, Changes in Equity, and Cash Flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP
Deloitte & Touche LLP

Detroit, Michigan
February 27, 2008

Consolidated Statement of Income
GMAC LLC • Form 10-K

Year ended December 31, ($ in millions)	2007	2006	2005

Revenue
Consumer	$9,469	$10,472	$9,943
Commercial	2,947	3,112	2,685
Loans held for sale	1,557	1,777	1,652
Operating leases	7,214	7,742	7,032

Total financing revenue	21,187	23,103	21,312
Interest expense	14,776	15,560	13,106
Depreciation expense on operating lease assets	4,915	5,341	5,244

Net financing revenue	1,496	2,202	2,962
Other revenue
Servicing fees	2,193	1,893	1,730
Amortization and impairment of servicing rights	—	(23)	(869)
Servicing asset valuation and hedge activities, net	(544)	(1,100)	61
Insurance premiums and service revenue earned	4,378	4,183	3,762
Gain on sale of loans, net	508	1,470	1,656
Investment income	473	2,143	1,216
Gains on sale of equity-method investments, net	—	411	—
Other income	3,295	3,643	4,399

Total other revenue	10,303	12,620	11,955
Total net revenue	11,799	14,822	14,917
Provision for credit losses	3,096	2,000	1,074
Noninterest expense
Compensation and benefits expense	2,453	2,558	3,163
Insurance losses and loss adjustment expenses	2,451	2,420	2,355
Other operating expenses	5,286	4,776	4,134
Impairment of goodwill and other intangible assets	455	840	712

Total noninterest expense	10,645	10,594	10,364
Income (loss) before income tax expense	(1,942)	2,228	3,479
Income tax expense	390	103	1,197

Net income (loss)	($2,332)	$2,125	$2,282

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet
GMAC LLC • Form 10-K

December 31, ($ in millions)	2007	2006

Assets
Cash and cash equivalents	$17,677	$15,459
Investment securities	16,740	16,791
Loans held for sale	20,559	27,718
Finance receivables and loans, net of unearned income
Consumer	87,769	130,542
Commercial	39,745	43,904
Allowance for credit losses	(2,755)	(3,576)

Total finance receivables and loans, net	124,759	170,870
Investment in operating leases, net	32,348	24,184
Notes receivable from General Motors	1,868	1,975
Mortgage servicing rights	4,703	4,930
Premiums and other insurance receivables	2,030	2,016
Other assets	27,026	23,496

Total assets	$247,710	$287,439

Liabilities
Debt
Unsecured	$102,339	$113,500
Secured	90,809	123,485

Total debt	193,148	236,985
Interest payable	2,253	2,592
Unearned insurance premiums and service revenue	4,921	5,002
Reserves for insurance losses and loss adjustment expenses	3,089	2,630
Deposit liabilities	15,281	11,854
Accrued expenses and other liabilities	12,203	10,805
Deferred income taxes	1,250	1,007

Total liabilities	232,145	270,875
Preferred interests	—	2,195
Equity
Members’ interest	8,912	6,711
Preferred interests	1,052	—
Retained earnings	4,649	7,173
Accumulated other comprehensive income	952	485

Total equity	15,565	14,369

Total liabilities, preferred interests, and equity	$247,710	$287,439

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Equity
GMAC LLC • Form 10-K

	Common
	stock				Accumulated
	and				other
	paid-in	Members’	Preferred	Retained	comprehensive	Total	Comprehensive
($ in millions)	capital	interest	interests	earnings	income (loss)	equity	income (loss)

Balance at December 31, 2004	$5,760	$—	$—	$15,508	$1,168	$22,436
Net income				2,282		2,282	$2,282
Dividends				(2,500)		(2,500)
Repurchase transaction (a)				(195)		(195)
Other comprehensive loss					(338)	(338)	(338)

Balance at December 31, 2005	5,760	—	—	15,095	830	21,685	1,944

Conversion of common stock to members’ interest on July 20, 2006	(5,760)	5,760
Capital contributions		951				951
Net income				2,125		2,125	2,125
Dividends				(9,739)		(9,739)
Preferred interest accretion to redemption value and dividends				(295)		(295)
Cumulative effect of a change in accounting principle, net of tax:
Transfer of unrealized loss for certain available-for-sale securities to trading securities				(17)	17
Recognize mortgage servicing rights at fair value				4		4	4
Other comprehensive loss					(362)	(362)	(362)

Balance at December 31, 2006	—	6,711	—	7,173	485	14,369	1,767

Conversion of preferred membership interests		1,121	1,052			2,173
Capital contributions		1,080				1,080
Net loss				(2,332)		(2,332)	(2,332)
Preferred interests dividends				(192)		(192)
Other comprehensive income					450	450	450
Cumulative effect of a
change in accounting principle, net of tax:
Adoption of Financial Accounting Standards Board Statement No. 158					17	17

Balance at December 31, 2007	$—	$8,912	$1,052	$4,649	$952	$15,565	($1,882)

(a)	In October 2005, we repurchased operating lease assets and related deferred tax liabilities from GM. Refer to Note 19 to the Consolidated Financial Statements for further detail.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
GMAC LLC • Form 10-K

Year ended December 31, ($ in millions)	2007	2006	2005

Operating activities
Net income (loss)	($2,332)	$2,125	$2,282
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,937	6,459	5,964
Goodwill impairment	455	840	712
Amortization and valuation adjustments of mortgage servicing rights	1,260	843	782
Provision for credit losses	3,096	2,000	1,074
Gain on sale of loans, net	(508)	(1,470)	(1,741)
Net losses (gains) on investment securities	737	(1,005)	(104)
Capitalized interest income	—	—	(23)
Net change in:
Trading securities	628	370	(1,155)
Loans held for sale (a)	(6,956)	(19,346)	(29,119)
Deferred income taxes	95	(1,346)	351
Interest payable	(332)	(470)	(290)
Other assets	(121)	(2,340)	(2,446)
Other liabilities	686	(1,067)	45
Other, net	(1,185)	(287)	568

Net cash provided by (used in) operating activities	1,460	(14,694)	(23,100)

Investing activities
Purchases of available-for-sale securities	(16,682)	(28,184)	(19,165)
Proceeds from sales of available-for-sale securities	8,049	6,628	5,721
Proceeds from maturities of available-for-sale securities	8,080	23,147	8,887
Net increase in finance receivables and loans	(41,972)	(94,869)	(96,028)
Proceeds from sales of finance receivables and loans	70,903	117,830	125,836
Purchases of operating lease assets	(17,268)	(18,190)	(15,496)
Disposals of operating lease assets	5,472	7,303	5,164
Change in notes receivable from GM	138	1,660	1,053
Sales (purchases) of mortgage servicing rights, net	561	(61)	(267)
Acquisitions of subsidiaries, net of cash acquired	(209)	(340)	(2)
Proceeds from sale of business units, net	15	8,537	—
Settlement of residual support and risk-sharing obligations with GM	—	1,357	—
Other, net (b)	1,157	(21)	(1,549)

Net cash provided by investing activities	18,244	24,797	14,154

Consolidated Statement of Cash Flows (continued)
GMAC LLC • Form 10-K

Year ended December 31, ($ in millions)	2007	2006	2005

Financing activities
Net change in short-term debt	(9,248)	2,665	(9,970)
Proceeds from issuance of long-term debt	70,230	88,180	77,890
Repayments of long-term debt	(82,134)	(100,840)	(69,520)
Dividends paid	(179)	(4,755)	(2,500)
Proceeds from issuance of preferred interests	—	1,900	—
Other, net (c)	3,753	2,259	6,168

Net cash (used in) provided by financing activities	(17,578)	(10,591)	2,068

Effect of exchange-rate changes on cash and cash equivalents	92	152	(45)

Net increase (decrease) in cash and cash equivalents	2,218	(336)	(6,923)
Cash and cash equivalents at beginning of year	15,459	15,795	22,718

Cash and cash equivalents at end of year (d)	$17,677	$15,459	$15,795

Supplemental disclosures
Cash paid for:
Interest	$14,871	$15,889	$13,025
Income taxes	481	1,087	1,339
Noncash items:
Increase (decrease) in equity (e)	2,173	—	(195)
Loans held for sale transferred to finance receivables and loans	13,834	14,549	20,084
Finance receivables and loans transferred to loans held for sale	8,181	3,889	3,904
Finance receivables and loans transferred to other assets	2,976	1,771	1,017
Trading securities transferred to available-for-sale	—	—	257
Various assets and liabilities acquired through consolidation of variable interest entities	—	—	325
Available-for-sale securities transferred to trading securities	—	927	—
Capital contributions from GM	56	951	—
Noncash dividends paid to GM relating to GMAC sale (f)	—	4,984	—
Proceeds from sales and repayments of mortgage loans held for investment originally designated as held for sale	6,790	7,562	2,063
Liabilities assumed through acquisition	1,030	342	—
Deconsolidation of loans, net	25,856	—	—
Deconsolidation of collateralized borrowings	26,599	—	—

(a)	Includes origination of mortgage servicing rights of $1.6 billion, $1.7 billion, and $1.3 billion for 2007, 2006, and 2005, respectively.
(b)	Includes securities lending transactions where cash collateral is received and a corresponding liability is recorded, both of which are presented in investing activities in the amount of $856 million and $445 million for 2007 and 2006, respectively.
(c)	2007 includes a $1 billion capital contribution from General Motors pursuant to the sale of 51% of GMAC to FIM Holdings LLC.
(d)	2005 includes $371 million of cash and cash equivalents classified as assets held for sale.
(e)	Represents conversion of preferred membership interests in 2007. Represents the repurchase of operating lease assets and related deferred tax liabilities from GM in 2005.
(f)	Further described in Note 19 to the Consolidated Financial Statements.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
GMAC LLC •  Form 10-K

1.  Description of Business and Significant Accounting Policies

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

Throughout most of 2007, the domestic and international residential real estate and capital markets experienced significant dislocation. As a result, ResCap’s liquidity was negatively impacted by margin calls, changes to advance rates on secured facilities, and the loss of significant asset-backed commercial paper conduit financing capacity, along with other secured sources of liquidity, including weak securitization markets. The market dislocation prompted ResCap’s liquidity providers to evaluate their risk tolerance for their exposure to mortgage-related credits. ResCap has identified several risks and uncertainties, which could impact their liquidity position in 2008. The risks and uncertainties include, but are not limited to, the following: further negative rating agency actions; their ability to close new and renew existing key sources of liquidity; further tightening by liquidity providers, such as, encountering more counterparties opting for shorter-dated extensions of existing facilities with more expensive terms and lower advance rates; and incremental margin calls related to potentially lower valuations of collateralized assets and credit support annexes on interest rate and foreign exchange swaps.

ResCap actively manages liquidity and capital positions and has developed plans to address liquidity needs, including debt maturing in 2008, and the identified risks and uncertainties. The plans include, but are not limited to, the following: continue to work proactively and maintain an active dialog with all key credit providers to optimize all available liquidity options including negotiating credit terms, refinancing term loans, and other secured facilities; potential pursuit of strategic alternatives that will improve liquidity, such as, continued strategic reduction of assets and other dispositions; focused production on prime conforming products which currently provide more liquidity options; exploring potential alliances and joint ventures with third parties involving portions of our ResCap business and strategic acquisitions; potential utilization of available committed unsecured lines of credit; and explore opportunities for funding and or capital support.

While successful execution cannot be assured, management believes plans are sufficient to meet ResCap’s liquidity requirements and expects ResCap to comply with its financial covenants for the next twelve months. If unanticipated market factors emerged and ResCap was unable to successfully execute their plan, it would have a material adverse effect on our business, results of operations, and our financial position.

Consolidation and Basis of Presentation
The consolidated financial statements include our accounts and accounts of our majority-owned subsidiaries after eliminating all significant intercompany balances and transactions, and includes all variable interest entities in which we are the primary beneficiary. Refer to Note 22 for further details on our variable interest entities. Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (GAAP). Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

We operate our international subsidiaries in a similar manner as in the United States of America (U.S. or United States), subject to local laws or other circumstances that may cause us to modify our procedures accordingly. The financial statements of subsidiaries that operate outside of the United States generally are measured using the local currency as the functional currency. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. The resulting translation adjustments are recorded as accumulated other comprehensive income, a component of equity. Income and expense items are translated at average exchange rates prevailing during the reporting period.

Change in Reportable Segment Information
As a result of a change in the management of certain corporate intercompany activities, we have recast certain financial data from our North American Automotive Finance operations operating segment to our Other operating segment. This financial data primarily relates to intercompany borrowing arrangements and certain corporate expenses. Amounts for 2006 and 2005 have been recast to conform to the current management view.

Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and that affect income and expenses during the reporting period. In developing the estimates and assumptions, management uses all available evidence. However, because of uncertainties associated with estimating the amounts, timing, and

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

likelihood of possible outcomes, actual results could differ from estimates.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and short-term, highly liquid investments with original maturities of 90 days or less. Cash and cash equivalents that have restrictions on our ability to withdraw the funds are included in other assets on our Consolidated Balance Sheet. The balance of cash equivalents was $14.1 billion and $13.4 billion at December 31, 2007 and 2006, respectively. The book value of cash equivalents approximates fair value because of the short maturities of these instruments. Certain securities with original maturities less than 90 days that are held as a portion of longer-term investment portfolios, primarily relating to GMAC Insurance, are classified as investment securities.

Investment Securities
Our portfolio of investment securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts, and other investments. Investment securities are classified based on management’s intent. Our trading securities primarily consist of retained and purchased interests in certain securitizations. The retained interests are carried at fair value with changes in fair value recorded in current period earnings. Debt securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost as of the trade date. Premiums and discounts on debt securities are amortized as an adjustment to investment yield over the contractual term of the security. All other investment securities are classified as available-for-sale and carried at fair value as of the trade date, with unrealized gains and losses included in accumulated other comprehensive income or loss, a component of equity, on an after-tax basis. We employ a systematic methodology that considers available evidence in evaluating potential other than temporary impairment of our investments classified as available-for-sale or held-to-maturity. If the cost of an investment exceeds its fair value, we evaluate, among other factors, the magnitude and duration of the decline in fair value. We also evaluate the financial health of and business outlook for the issuer, the performance of the underlying assets for interests in securitized assets, and our intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded to investment income in our Consolidated Statement of Income, and a new cost basis in the investment is established. Realized gains and losses on investment securities are reported in investment income and are determined using the specific identification method.

In the normal course of business, we enter into securities lending agreements with various counterparties. Under these agreements, we lend the rights to designated securities we own in exchange for collateral in the form of cash or governmental securities, approximating 102% (domestic) or 105% (foreign) of the value of the securities loaned. These agreements are primarily overnight in nature and settle the next business day. We had loaned securities of $850 million and $439 million and had received corresponding cash collateral of $856 million and $445 million for these loans at December 31, 2007 and 2006, respectively.

Loans Held for Sale
Loans held for sale may include automotive, commercial finance, and residential receivables and loans and are carried at the lower of aggregate cost or estimated fair value. Due to changes in the securitization market in the fourth quarter of 2006, we disaggregated all delinquent nonprime mortgage loans in our evaluation. Fair value is based on contractually established commitments from investors or is based on current investor yield requirements. Revenue recognition on consumer automotive finance receivables and mortgage loans is suspended when placed on nonaccrual status. Interest income accrued at the date a loan is placed on nonaccrual status is reversed and subsequently realized only to the extent it is received in cash. Automotive loans and mortgage loans held for sale are generally placed on nonaccrual status when contractually delinquent for 120 days and 60 days, respectively.

Finance Receivables and Loans
Finance receivables and loans are reported at the principal amount outstanding, net of unearned income, discounts and allowance. Unearned income, which includes deferred origination fees reduced by origination costs and unearned rate support received from GM, is amortized over the contractual life of the related finance receivable or loan using the interest method. Loan commitment fees are generally deferred and amortized into commercial revenue over the commitment period.

We classify finance receivables and loans between loans held for sale and loans held for investment based on management’s assessment of our intent and ability to hold loans for the foreseeable future or until maturity. Management’s intent and ability with respect to certain loans may change from time to time depending on a number of factors including economic, liquidity, and capital conditions.

Acquired Loans
We acquire certain loans individually and in groups or portfolios that have experienced deterioration of credit quality between origination and our acquisition. The amount

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

paid for these loans reflects our determination that it is probable we will be unable to collect all amounts due according to the loan’s contractual terms. These acquired loans are accounted for under American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). We recognize the accretable yield to the excess of our estimate of undiscounted expected principal, interest, and other cash flows (expected at acquisition to be collected) over our initial investment in the acquired asset.

Over the life of the loan or pool, we update the estimated cash flows we expect to collect. At each balance sheet date, we evaluate whether the expected cash flows of these loans have changed. We adjust the amount of accretable yield for any loans or pools where there is an increase in expected cash flows. We record a valuation allowance for any loans or pools for which there is a decrease in expected cash flows. In accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114), we measure these impairments based upon the present value of the expected future cash flows discounted using the loan’s effective interest rate or, as a practical expedient when reliable information is available, through the fair value of the collateral less expected costs to sell. The present value of any subsequent increase in the loan’s or pool’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan or pool.

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

Impaired Loans
Commercial loans are considered impaired when we determine it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement and the recorded investment in the loan exceeds the fair value of the underlying collateral. We recognize income on impaired loans as discussed previously for nonaccrual loans. If the recorded investment in impaired loans exceeds the fair value, a valuation allowance is established as a component of the allowance for credit losses. In addition to commercial loans specifically identified for impairment, we have pools of loans that are collectively evaluated for impairment, as discussed within the allowance for credit losses accounting policy.

Allowance for Credit Losses
The allowance for credit losses is management’s estimate of incurred losses in the lending portfolios. Portions of the allowance for credit losses are specified to cover the estimated losses on commercial loans specifically identified for impairment in accordance with SFAS 114. The unspecified portion of the allowance for credit losses covers estimated losses on the homogeneous portfolios of finance receivables and loans collectively evaluated for impairment in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS 5). Amounts determined to be uncollectible are charged against the allowance for credit losses in our Consolidated Statement of Income. Additionally, losses arising from the sale of repossessed assets, collateralizing automotive finance receivables, and loans are charged to the allowance for credit losses. Recoveries of previously charged-off amounts are credited at time of collection.

Loans outside the scope of SFAS 114 and loans that are individually evaluated and determined not to be impaired under SFAS 114 are grouped into pools, based on similar risk characteristics, and evaluated for impairment in accordance with SFAS 5. Impairment of loans determined to be impaired under SFAS 114 is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, an observable market price, or the fair value of the collateral, whichever is determined to be the most appropriate. Estimated costs to sell or realize the value of the collateral on a discounted basis are included in the impairment measurement.

We perform periodic and systematic detailed reviews of our lending portfolios to identify inherent risks and to assess the overall collectibility of those portfolios. The allowance relates to portfolios collectively reviewed for impairment, generally consumer finance receivables and loans, and is based on aggregated portfolio evaluations by product type. Loss models are utilized for these portfolios, which consider a variety of factors including, but not limited to, historical loss experience, current economic conditions, anticipated repossessions or foreclosures based on portfolio trends, delinquencies and credit scores, and expected loss factors by receivable and loan type. Loans in the commercial portfolios are generally reviewed on an individual loan basis and, if

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

necessary, an allowance is established for individual loan impairment. Loans subject to individual reviews are analyzed based on factors including, but not limited to, historical loss experience, current economic conditions, collateral performance, performance trends within specific geographic and portfolio segments, and any other pertinent information that results in the estimation of specific allowances for credit losses. The evaluation of these factors for both consumer and commercial finance receivables and loans involves complex, subjective judgments.

Securitizations and Other Off-balance Sheet Transactions
We securitize, sell, and service retail finance receivables, operating leases, wholesale loans, securities, and residential loans. Securitizations are accounted for both as sales and secured financings. Interests in the securitized and sold assets are generally retained in the form of interest-only strips, senior or subordinated interests, cash reserve accounts, and servicing rights. Our retained interests are generally subordinate to investors’ interests. The investors and the securitization trusts generally have no recourse to our other assets for failure of debtors to pay when due.

We retain servicing responsibilities for all of our retail finance receivable, operating lease, and wholesale loan securitizations and for the majority of our residential loan securitizations. We may receive servicing fees based on the securitized loan balances and certain ancillary fees, all of which are reported in servicing fees in the Consolidated Statement of Income. We also retain the right to service the residential loans sold as a result of mortgage-backed security transactions with Ginnie Mae, Fannie Mae, and Freddie Mac. We also serve as the collateral manager in the securitizations of commercial investment securities.

Gains or losses on securitizations and sales depend on the previous carrying amount of the assets involved in the transfer and are allocated between the assets sold and the retained interests based on relative fair values, except for certain servicing assets or liabilities, which are initially recorded at fair value at the date of sale. The estimate of the fair value of the retained interests requires us to exercise significant judgment about the timing and amount of future cash flows from interests. Since quoted market prices are generally not available, we estimate the fair value of retained interests by determining the present value of future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including credit losses, prepayment speeds, weighted average life and discount rates commensurate with the risks involved and, if applicable, interest or finance rates on variable and adjustable rate contracts. Credit loss assumptions are based upon historical experience, market information for similar investments, and the characteristics of individual receivables and loans underlying the securities. Prepayment speed estimates are determined utilizing data obtained from market participants, where available, or based on historical prepayment rates on similar assets. Discount rate assumptions are determined using data obtained from market participants, where available, or based on current relevant U.S. Treasury or LIBOR yields, plus a risk adjusted spread based on analysis of historical spreads on similar types of securities. Estimates of interest rates on variable and adjustable contracts are based on spreads over the applicable benchmark interest rate using market-based yield curves.

Gains or losses on securitizations and sales are reported in gain on sale of loans, net in our Consolidated Statement of Income for retail finance receivables, wholesale loans, and residential loans. Declines in the fair value of retained interests below the carrying amount are reflected in other comprehensive income, a component of equity, or in earnings, if declines are determined to be other than temporary or if the interests are classified as trading. Retained interest-only strips and senior and subordinated interests are generally included in available-for-sale investment securities or in trading investment securities, depending on management’s intent at the time of securitization. Retained cash reserve accounts are included in other assets on our Consolidated Balance Sheet.

On December 6, 2007, the American Securitization Forum (ASF) issued the Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans (the ASF Framework). The ASF Framework provides guidance for servicers to streamline borrower evaluation procedures and to facilitate the use of foreclosure and loss prevention efforts in an attempt to reduce the number of subprime residential mortgage borrowers who might default in the coming year because the borrowers cannot afford to pay the increased loan interest rate after their rate reset. The ASF Framework requires a borrower and its loan to meet specific conditions to qualify for a modification under which the qualifying borrower’s loan’s interest rate would be kept at the existing rate, generally for five years following an upcoming reset period. The ASF Framework is focused on U.S. subprime first-lien adjustable-rate residential mortgages that have an initial fixed interest rate period of 36 months or less; are included in securitized pools; were originated between January 1, 2005, and July 31, 2007; and have an initial interest rate reset date between January 1, 2008 and July 31, 2010 (defined as “Segment 2 Subprime ARM Loans” within the ASF Framework).

On January 8, 2008, the SEC’s Office of Chief Accountant (the OCA) issued a letter (the OCA Letter) addressing accounting issues that may be raised by the ASF Framework.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

Specifically, the OCA Letter expressed the view that if a Segment 2 Subprime ARM Loan is modified pursuant to the ASF Framework and the loan could legally be modified, the OCA will not object to continued status of the transferee as a qualifying special-purpose entity (QSPE) under Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). Management intends to conform with ASF Framework guidelines and to continue to comply with QSPE requirements under SFAS 140.

Investment in Operating Leases
Investment in operating leases is reported at cost, less accumulated depreciation and net of origination fees or costs. Income from operating lease assets, which includes lease origination fees net of lease origination costs, is recognized as operating lease revenue on a straight-line basis over the scheduled lease term. Depreciation of vehicles is generally provided on a straight-line basis to an estimated residual value over a period, consistent with the term of the underlying operating lease agreement. We evaluate our depreciation policy for leased vehicles on a regular basis.

We have significant investments in the residual values of assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts and are initially recorded based on residual values established at contract inception by consulting independently published residual value guides. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and may make adjustments to the depreciation rates to the extent the expected value of the vehicle (including any residual support payments from GM) at lease termination changes. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary based on market considerations and portfolio characteristics. Impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying value of the asset. When a lease vehicle is returned to us, the asset is reclassified from investment in operating leases to other assets at the lower-of-cost or estimated fair value, less costs to sell.

Mortgage Servicing Rights
Primary servicing involves the collection of payments from individual borrowers and the distribution of these payments to the investors. Master servicing rights represent our right to service mortgage- and asset-backed securities and whole-loan packages issued for investors. Master servicing involves the collection of borrower payments from primary servicers and the distribution of those funds to investors in mortgage- and asset-backed securities and whole-loan packages.

We capitalize the value expected to be realized from performing specified mortgage servicing activities for others as mortgage servicing rights (MSRs). These capitalized servicing rights are purchased or retained upon sale or securitization of mortgage loans. Before January 1, 2006, mortgage servicing rights were recorded on both securitizations that were accounted for as sales, as well as those accounted for as secured financings. Effective January 1, 2006, with the adoption of SFAS 156, mortgage-servicing rights are not recorded on securitizations accounted for as secured financings. We measure mortgage servicing assets and liabilities at fair value at the date of sale.

We define our classes of servicing rights based on both the availability of market inputs and the manner in which we manage the risks of our servicing assets and liabilities. We manage our servicing rights at the legal entity level domestically and the reportable operating segment level internationally, and sufficient market inputs exist to determine the fair value of our recognized servicing assets and liabilities.

Since quoted market prices for MSRs are not available, we estimate the fair value of MSRs by determining the present value of future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including expected cash flows, credit losses, prepayment speeds, and return requirements commensurate with the risks involved. Cash flow assumptions are based on our actual performance, and where possible, the reasonableness of assumptions is periodically validated through comparisons to other market participants. Credit loss assumptions are based upon historical experience and the characteristics of individual loans underlying the MSRs. Prepayment speed estimates are determined from historical prepayment rates on similar assets or obtained from third-party data. Return requirement assumptions are determined using data obtained from market participants, where available, or based on current relevant interest rates plus a risk-adjusted spread. Since many factors can affect the estimate of the fair value of mortgage servicing rights, we regularly evaluate the major assumptions and modeling techniques used in our estimate and review these assumptions against market comparables, if available. We monitor the actual performance of our MSRs by regularly comparing actual cash flow, credit, and prepayment experience to modeled estimates.

Reinsurance
We assume and cede insurance risk under various reinsurance agreements. We seek to reduce the loss that may arise from catastrophes or other events that cause unfavorable

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

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

Repossessed and Foreclosed Assets
Assets are classified as repossessed and foreclosed and included in other assets when physical possession of the collateral is taken, regardless of whether foreclosure proceedings have taken place. Repossessed and foreclosed assets are carried at the lower of the outstanding balance at the time of repossession or foreclosure or the fair value of the asset less estimated costs to sell. Losses on the revaluation of repossessed and foreclosed assets are charged to the allowance for credit losses at the time of repossession. Subsequent holding period losses and losses arising from the sale of repossessed assets collateralizing automotive finance receivables and loans are expensed as incurred in other operating expenses.

Goodwill and Other Intangibles
Goodwill and other intangible assets, net of accumulated amortization, are reported in other assets. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires us to define the reporting units and compare the fair value of each of these reporting units to the respective carrying value. The reporting units used for our 2006 testing represented our operating segments as disclosed in Note 23. During the third quarter of 2007, we reevaluated our reporting units and determined that our Insurance and ResCap operating segments have reporting units one level below the operating segment, and therefore, goodwill should be evaluated at the lower level. Insurance has four reporting units based on product offerings, while ResCap’s reporting units are consistent with its reportable segments in its stand-alone financial statements. The primary factors considered for this change were how management operates, reports, and manages these segments. The fair value of the reporting units in our impairment test is determined based on various analyses, including discounted cash flow projections. If the carrying value is less than the fair value, no impairment exists, and the second step does not need to be completed. If the carrying value is higher than the fair value, there is an indication that impairment may exist, and a second step must be performed to compute the amount of the impairment, if any. SFAS 142 requires goodwill to be tested for impairment annually at the same time every year, and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our annual goodwill impairment assessment takes place during the fourth quarter each year. Certain triggering events necessitated an impairment review during the third quarter of 2007 for ResCap’s goodwill reporting units. See Note 11 for a discussion of the related goodwill impairment charge.

Other intangible assets, which include customer lists, trademarks, and other identifiable intangible assets, are amortized on a straight-line basis over an estimated useful life of 3 to 15 years.

Impairment of Long-lived Assets
The carrying value of long-lived assets (including premises and equipment and investment in operating leases as well as certain identifiable intangibles) are evaluated for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable from the estimated undiscounted future cash flows expected to result from their use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of their carrying amount to future net undiscounted cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No material impairment was recognized in 2007, 2006, or 2005.

Property and Equipment
Property and equipment, stated at cost net of accumulated depreciation and amortization, are reported in other assets. Included in property and equipment are certain buildings, furniture and fixtures, leasehold improvements, company vehicles, IT hardware and software, and capitalized software costs. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which generally ranges from 3 to 30 years. Capitalized software is generally amortized on a straight-line basis over its useful life for a period not to exceed three years. Capitalized software that is not expected to provide substantive service potential or for which development costs significantly exceed the amount originally expected is considered impaired and written down to fair value. Software

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

expenditures that are considered general, administrative, or of a maintenance nature are expensed as incurred. Depreciation and amortization expense for property and equipment for the years ended December 31, 2007, 2006, and 2005, was $196 million, $253 million, and $288 million, respectively.

Deferred Policy Acquisition Costs
Commissions, including compensation paid to producers of extended service contracts and other costs of acquiring insurance that are primarily related to and vary with the production of business, are deferred and recorded in other assets. These costs are subsequently amortized over the terms of the related policies and service contracts on the same basis as premiums and revenue are earned, except for direct response advertising costs, which are amortized over a three-year period based on the anticipated future benefit.

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

Reserves for Insurance Losses and Loss Adjustment Expenses
Reserves for insurance losses and loss adjustment expenses are established for the unpaid cost of insured events that have occurred as of a point in time. More specifically, the reserves for insurance losses and loss adjustment expenses represent the accumulation of estimates for reported losses and a provision for losses incurred but not reported, including claims adjustment expenses, relating to direct insurance and assumed reinsurance agreements. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred and netted against insurance losses and loss adjustment expenses. Reserves are established for each business at the lowest meaningful level of homogeneous data based on actuarial analysis and volatility considerations. Since the reserves are based on estimates, the ultimate liability may be more or less than the reserves. Adjustments in the estimated reserves are included in the period in which the adjustments are considered necessary. These adjustments may occur in future periods and could have a material impact on our consolidated financial position, results of operations, or cash flows.

Derivative Instruments and Hedging Activities
In accordance with SFAS 133, all derivative financial instruments, whether designated for hedging relationships or not, are required to be recorded on the balance sheet as assets or liabilities, carried at fair value. At inception of a hedging relationship, we designate each qualifying derivative financial instrument as a hedge of the fair value of a specifically identified asset or liability (fair value hedge) or as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). We also use derivative financial instruments, which although acquired for risk management purposes, do not qualify for hedge accounting under GAAP. Changes in the fair value of derivative financial instruments that are designated and qualify as fair value hedges, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative financial instruments is recorded in accumulated other comprehensive income, a component of equity, and recognized in the income statement when the hedged cash flows affect earnings. Changes in the fair value of derivative financial instruments held for risk management purposes that do not meet the criteria to qualify as hedges under GAAP are reported in current period earnings. The ineffective portions of fair value and cash flow hedges are immediately recognized in earnings.

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on our Consolidated Balance Sheet to specific firm commitments or the forecasted transactions. Both at the hedge’s inception and on an ongoing basis, we formally assess whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in fair values or cash flows of hedged items.

The hedge accounting treatment described herein is no longer applied if a derivative financial instrument is terminated or the hedge designation is removed or is assessed to be no longer highly effective. For these terminated fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the asset or liability and are recognized into income over the remaining life of the asset or liability. In 2007 we discontinued hedge accounting for mortgage loans held for sale. For terminated cash flow hedges, unless it is probable that the forecasted cash flows will not occur within a specified period, any changes in fair value of the derivative financial instrument previously recognized remain in other comprehensive income, a

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

component of equity, and are reclassified into earnings in the same period that the hedged cash flows affect income.

Loan Commitments
We enter into commitments to make loans whereby the interest rate on the loan is set before funding (i.e., interest rate lock commitments). Interest rate lock commitments for loans to be originated or purchased for sale and for loans to be purchased and held for investment are derivative financial instruments carried at fair value in accordance with SFAS 133 and Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105). SAB 105 provides specific guidance on the measurement of loan commitments, specifying that fair value measurement exclude any expected future cash flows related to the customer relationship or loan servicing. Servicing assets are recognized once they are contractually separated from the underlying loan by sale or securitization. Interest rate lock commitments for loans to be held for sale are recorded as derivatives. Subsequent changes in value from the time of the lock are recognized as assets or liabilities, with a corresponding adjustment to current period earnings. The determination of the change in fair value does not include an estimate of the future MSR that will arise when the loan is sold or securitized.

Income Taxes
Prior to November 30, 2006, we filed a consolidated U.S. federal income tax return with GM. The portion of the consolidated tax recorded by us and our subsidiaries included in the consolidated tax return generally was equivalent to the liability that we would have incurred on a separate return basis and was settled as GM’s tax payments became due.

During 2006, we and a number of our U.S. subsidiaries converted to limited liability companies (LLCs) and effective November 28, 2006, became pass-through entities for U.S. federal income tax purposes. Income taxes incurred by these converting entities have been provided through November 30, 2006, as required under the tax-sharing agreement between GM and GMAC. With a few minor exceptions, subsequent to November 30, 2006, U.S. federal and state and local income taxes have not been provided for these entities as they have generally ceased to be taxable entities. Any related deferred taxes have been eliminated with respect to entities that have ceased to be taxable enterprises. Entity level taxes still apply for a small number of state and local tax jurisdictions along with foreign withholding taxes. Where an entity level or withholding tax applies, it has been provided for in the consolidated financial statements.

Our banking, insurance, and foreign subsidiaries are generally corporations and continue to be subject to and provide for U.S. federal, state, and foreign income taxes. Deferred tax assets and liabilities are established for future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. In addition, tax benefits related to positions considered uncertain are recognized only if, based on the technical merits of the issue, we are more likely than not to sustain the position and then at the largest amount that is greater than 50% likely to be realized upon ultimate settlement.

Membership Interests
Before the Sale Transactions, GMAC was a wholly owned subsidiary of GM and, accordingly, there was no market for our common ownership interests. After the Sale Transactions, there continues to be no established trading market for our ownership interests as we are a privately held company. We currently have authorized and outstanding common membership interests consisting of 55,072 Class A Membership Interests and 52,912 Class B Membership Interests, which have equal rights and preferences in the assets of GMAC. FIM Holdings owns all 55,072 Class A Interests (a 51% ownership interest in us) and GM, through wholly owned subsidiaries, owns all 52,912 Class B Interests (a 49% ownership interest in us). In addition, we have authorized and outstanding 1,021,764 Preferred Membership Interests (Preferred Interests), all of which are held by GM Preferred Finance Co. Holdings Inc., a wholly owned subsidiary of GM.

Effective November 1, 2007, FIM Holdings and GM Finance Co. Holdings LLC (GM Finance) executed an amendment to the GMAC Amended and Restated Limited Liability Company Operating Agreement (the Amendment) that resulted in certain modifications to GMAC’s capital structure. Prior to the Amendment, GMAC had authorized and outstanding 51,000 Class A Interests, all held by FIM Holdings, and 49,000 Class B Interests, all held by GM Finance. Prior to the Amendment, GMAC further had authorized and outstanding 2,110,000 Preferred Membership Interests, 555,000 of which were held by FIM Holdings (the Original FIM Preferred Interests), and 1,555,000 of which were held by GM Preferred Finance Co. Holdings Inc. (the Original GM Preferred Interests). The Amendment resulted in the conversion of 100% of the Original FIM Preferred Interests into 4,072 additional Class A Interests and the conversion of 533,236 of the Original GM Preferred Interests into 3,912 additional Class B Interests (collectively, the Conversions). Following the Conversions, FIM Holdings continues to hold 51% of GMAC’s Common Equity Interests, and GM Finance and GM Preferred Finance Co. Holdings Inc. collectively hold 49% of GMAC’s Common Equity Interests, as described above. The converted Preferred

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

Interests have been deemed no longer issued and outstanding. All other terms and conditions related to the Common Equity Interests and the remaining Preferred Interests remain unchanged.

Prior to the Conversions, the Preferred Interests were deemed to be redeemable at the option of the holder, due to the collective holders (FIM Holdings and GM) having control of the Board. In accordance with Emerging Issues Task Force Topic No. D-98, Classification and Measurement of Redeemable Securities (EITF D-98), the Preferred Interests were recorded as mezzanine equity at their redemption value, due to this substantive redemption feature, with subsequent revaluation at each balance sheet date. The initial accretion to redemption value, dividends on the Preferred Interests, and revaluation adjustments were recorded to retained earnings. Subsequent to the Conversions, the remaining Preferred Interests are solely owned by GM. As GM does not have control of the Board, the remaining shares do not have the substantive redemption feature, at the option of the holder, noted above. As such, these interests do not qualify as mezzanine equity pursuant to EITF D-98, and were therefore reclassed to permanent equity at their carrying value after the conversions.

We have further authorized 5,820 Class C Membership Interests, which are considered “profit interests” and not “capital interests” as defined in Revenue Procedure 93-27, 1993-2 C.B. 343. These Class C Membership Interests may be issued from time to time pursuant to the GMAC Management LLC Class C Membership Interest Plan. There were 4,799 Class C Membership Interests outstanding as of December 31, 2007.

Membership Interest Distributions
We are required to make certain distributions to holders of the Preferred Interests (preferred holders). Distributions will be made in cash on a pro rata basis within ten business days of delivering the GMAC financial statements to the members. Distributions are issued in units of $1,000 and will accrue yield during each fiscal quarter at a rate of 10% per annum. Our Board may reduce any distribution to the extent required to avoid a reduction of the equity capital of GMAC below a minimum amount of equity capital equal to the net book value of GMAC as of November 30, 2006 (determined in accordance with GAAP). In addition, our Board may suspend the payment distributions with respect to any one or more fiscal quarters with majority members’ consent. If distributions are not made with respect to any fiscal quarter, the distributions will be noncumulative and will be reduced to zero. If the accrued yield of GMAC’s Preferred Interests for any fiscal quarter is fully paid to the preferred members, the excess of the net financial book income of GMAC in any fiscal quarter over the amount of yield distributed to the holders of our preferred equity interests in such fiscal quarter will be distributed to the holders of our common membership interests (Class A and Class B Membership Interests) as follows: at least 40% of the excess will be paid for fiscal quarters ending prior to December 31, 2008, and at least 70% of the excess will be paid for fiscal quarters ending after December 31, 2008. In this event, distribution priorities are to common membership interest holders first, up to the agreed upon amounts, and then ratably to Class A, Class B, and Class C Membership Interest holders based on the total interest of each such holder. During 2007, there were no distributions to Class A, Class B, and Class C Membership Interest holders. Preferred Interest distributions accrued in 2007 and 2006 were $192 million and $21 million, respectively.

In the event of sale or dissolution of GMAC, cash proceeds available for distribution to the members shall be distributed first to the Preferred Interest holders ratably for the amount of preferred accrued dividends. Thereafter, distributions shall be made to the Preferred Interest holders ratably for the amount of aggregate unreturned preferred capital amounts, until the unreturned preferred capital amounts are fully paid. Following these dividends to preferred holders, distributions shall be made to the holders of our common equity interest ratably until such holders have received a return of their agreed initial value. Finally, remaining distributions shall be made to Class A, Class B, and Class C Membership Interest holders based on the total interest of each such holder.

Share-based Incentive Plans
We have two share-based compensation plans for executives, a Long-Term Phantom Interest Plan (LTIP) and a Management Profits Interest Plan (MPI), which were approved by the Compensation Committee. These compensation plans provide our executives with an opportunity to share in the future growth in value of GMAC. While the plans were formed in 2006, no grants were made until the first quarter of 2007.

The LTIP is an incentive plan for executives based on the appreciation of GMAC’s value in excess of a return of 10% during a three-year performance period. The awards vest at the end of the performance period and are paid in cash following a valuation of GMAC performed by FIM Holdings. The awards do not entitle the participant to an equity-ownership interest in GMAC. The plan authorizes 500 units to be granted for the performance period ending December 31, 2009, of which approximately 372 units were granted and outstanding at December 31, 2007. The LTIP awards are accounted for under SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), as they meet the definition of share-based compensation awards. Under SFAS 123(R), the awards require liability treatment and are remeasured

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

quarterly at fair value until they are settled. The compensation cost related to these awards will be ratably charged to expense over the requisite service period, which is the vesting period ending December 31, 2009. The quarterly fair value remeasurement will encompass changes in the market and industry, as well as our latest forecasts for the performance period. Changes in fair value relating to the portion of the awards that have vested will be recognized in earnings in the period in which the changes occur. The fair value of the awards outstanding at December 31, 2007, was approximately $41 million of which $12 million was recognized as expense during 2007.

The MPI is an incentive plan whereby Class C Membership interests in GMAC held by a management company are granted to senior executives. The total Class C Membership interests are 5,820 of which approximately 4,799 were outstanding at December 31, 2007. Half of the awards vest based on a service requirement, and half vest based on meeting operating performance objectives. The service portion vests ratably over five years beginning January 3, 2008, and on each of the next four anniversaries thereafter. The performance portion vests based on five separate annual targets. If the performance objectives are met, that year’s pro rata share of the awards vest. If the current year objectives are not met, but the annual performance objectives of a subsequent year are met, all unvested shares from previous years will vest. Any unvested awards as of December 31, 2011, shall be forfeited. The MPI awards are accounted for under SFAS 123(R) as they meet the definition of share-based compensation awards. Under SFAS 123(R), the awards require equity treatment and are fair valued as of their grant date using assumptions such as our forecasts, historical trends, and the overall industry and market environment. Compensation expense for the MPI shares is ratably charged to expense over the five-year requisite service period for service-based awards and over each one-year requisite service period for the performance-based awards, both to the extent the awards actually vest. During the third quarter of 2007, the performance vesting for 2007 was not deemed to be probable. As such, the remaining expense for the 2007 performance vesting portion of the awards will be ratably accrued throughout the remaining 2007 and 2008 performance periods. The value of the awards outstanding at December 31, 2007, was approximately $25 million of which $4 million was recognized as expense during 2007.

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

SFAS No. 158 — In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), which amends SFAS No. 87, Employers’ Accounting for Pensions; SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits; SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; and SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. The asset or liability is the offset to accumulated other comprehensive income, consisting of previously unrecognized prior service costs and credits, actuarial gains or losses, and accumulated transition obligations and assets. SFAS 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. The standard provides two transition alternatives for companies to make the measurement-date provisions. We adopted the recognition and disclosure elements of SFAS 158, which did not have a material effect on our consolidated financial position, results of operations, or cash flows. In addition, we will adopt the measurement elements of SFAS 158 for the year ending December 31, 2008. We do not expect the adoption of the measurement elements to have a material impact on our consolidated financial condition, results of operations, or cash flows.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

Recently Issued Accounting Standards
SFAS No. 157 — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstance. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an arm’s-length transaction between market participants in the markets where we conduct business. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. The level of the reliability of inputs utilized for fair value calculations drives the extent of disclosure requirements of the valuation methodologies used under the standard. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 are required to be applied prospectively, except for certain financial instruments for which the standard should be applied retrospectively. We adopted SFAS 157 on January 1, 2008, on a prospective basis. This included inventorying all items recorded at fair value and, where necessary, modifying valuation models in accordance with SFAS 157. The impact of adopting SFAS 157 on January 1, 2008, resulted in an increase to retained earnings of approximately $18 million, related to the recognition of day-one gains on purchased MSRs and certain residential loan commitments.

SFAS No. 159 — In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008. We elected to measure at fair value certain financial assets and liabilities including certain collateralized debt obligations and certain mortgage loans held for investment in financing securitization structures. The estimated cumulative effect to beginning retained earnings is a decrease of $149 million on January 1, 2008.

FASB Staff Position (FSP) FIN 39-1 — In April 2007, the FASB issued FSP FIN 39-1, Amendment of FASB Interpretation No. 39. FSP FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN 39-1 on January 1, 2008, did not result in a material change to our consolidated balance sheet and did not impact our results of operations.

SEC Staff Accounting Bulletin No. 109 — In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (SAB 109). SAB 109 provides the SEC staff’s views on the accounting for written loan commitments recorded at fair value under GAAP and revises and rescinds portions of SAB 105, Application of Accounting Principles to Loan Commitments (SAB 105). SAB 105 provided the views of the SEC staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to SFAS 133. SAB 105 states that in measuring the fair value of a derivative loan commitment, the staff believed it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and expresses the current view of the SEC staff that, consistent with the guidance in SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS 159, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that the SEC staff believed that internally developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. SAB 109 retains that SEC staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings.

The SEC staff expects registrants to apply the views of SAB 109 in measuring the fair value of derivative loan commitments on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

after December 15, 2007. The impact of adopting SAB 109 will not have a material impact on our consolidated financial condition and results of operations.

SFAS No. 141(R) — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces FASB Statement No. 141, Business Combinations. SFAS 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008. SFAS 141(R), effective for GMAC on January 1, 2009, applies to all transactions or other events in which GMAC obtains control in one or more businesses. Management will assess each transaction on a case-by-case basis as they occur.

SFAS No. 160 — In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160), which requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and early adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management is currently assessing the retrospective impacts of adoption and will assess new transactions as they occur.

FSP FAS 140-3 — In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3), which provides a consistent framework for the evaluation of a transfer of a financial asset and subsequent repurchase agreement entered into with the same counterparty. FSP FAS 140-3 provides guidelines that must be met in order for an initial transfer and subsequent repurchase agreement to not be considered linked for evaluation. If the transactions do not meet the specified criteria, they are required to be accounted for as one transaction. This FSP is effective for fiscal years beginning after November 15, 2008, and shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after adoption. Management is currently assessing the impact of further adoption.

2.  Insurance Premiums and Service Revenue Earned

The following table is a summary of insurance premiums and service revenue written and earned:

	2007		2006		2005
Year ended December 31, ($ in millions)	Written	Earned	Written	Earned	Written	Earned

Insurance premiums
Direct	$2,726	$2,810	$2,575	$2,733	$2,493	$2,644
Assumed	671	675	696	693	634	595

Gross insurance premiums	3,397	3,485	3,271	3,426	3,127	3,239
Ceded	(452)	(460)	(451)	(450)	(401)	(387)

Net insurance premiums	2,945	3,025	2,820	2,976	2,726	2,852
Service revenue	1,134	1,353	1,215	1,207	1,345	910

Insurance premiums and service revenue written and earned	$4,079	$4,378	$4,035	$4,183	$4,071	$3,762

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

3.  Other Income

Details of other income were as follows:

Year ended December 31, ($ in millions)	2007	2006	2005

Real estate services	$218	$593	$712
Interest and service fees on transactions with GM (a)	326	576	568
Interest on cash equivalents	449	489	480
Other interest revenue	581	536	450
Gain on extinguishment of debt	563	—	—
Full-service leasing fees	332	280	170
Late charges and other administrative fees	177	164	164
Mortgage processing fees and other mortgage income	96	136	461
Interest on restricted cash deposits	145	119	102
Real estate and other investments	74	106	157
Insurance service fees	154	131	111
Factoring commissions	55	60	74
Specialty lending fees	39	57	59
Fair value adjustment on certain derivatives (b)	100	6	(36)
Other	(14)	390	927

Total other income	$3,295	$3,643	$4,399

(a)	Refer to Note 19 for a description of transactions with GM.
(b)	Refer to Note 16 for a description of our derivative instruments and hedging activities.

4.  Other Operating Expenses

Details of other operating expenses were as follows:

Year ended December 31, ($ in millions)	2007	2006	2005

Insurance commissions	$947	$898	$901
Technology and communications expense	655	573	591
Professional services	451	493	452
Advertising and marketing	282	363	359
Mortgage representation and warranty obligation	256	66	(13)
Premises and equipment depreciation	196	253	288
Rent and storage	227	243	272
Full-service leasing vehicle maintenance costs	298	257	236
Lease and loan administration	208	222	196
Auto remarketing and repossession	220	288	187
Restructuring expenses	134	—	—
Operating lease disposal loss (gain)	27	29	(304)
Other	1,385	1,091	969

Total other operating expenses	$5,286	$4,776	$4,134

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

5.  Investment Securities

Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale and held-to-maturity securities were as follows:

	2007				2006
		Gross				Gross
		unrealized		Fair		unrealized		Fair
December 31, ($ in millions)	Cost	gains	losses	value	Cost	gains	losses	value

Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,687	$30	($1)	$1,716	$3,173	$3	($19)	$3,157
States and political subdivisions	695	23	(3)	715	734	23	(1)	756
Foreign government securities	795	7	(2)	800	809	6	(5)	810
Mortgage-backed securities:
Residential	230	1	—	231	185	—	(2)	183
Commercial	18	—	—	18	26	—	—	26
Asset-backed securities	1,412	1	(1)	1,412	1,735	2	—	1,737
Interest-only strips	11	7	—	18	43	10	—	53
Corporate debt securities	6,548	24	(84)	6,488	3,713	18	(32)	3,699
Other	1,532	4	(10)	1,526	994	9	(3)	1,000

Total debt securities (a)	12,928	97	(101)	12,924	11,412	71	(62)	11,421
Equity securities	475	185	(22)	638	418	161	(5)	574

Total available-for-sale securities	$13,403	$282	($123)	$13,562	$11,830	$232	($67)	$11,995

Held-to-maturity securities
Total held-to-maturity securities	$3	$—	$—	$3	$12	$—	$—	$12

(a)	In connection with certain borrowings and letters of credit relating to certain assumed reinsurance contracts, $162 million and $194 million of primarily U.S. Treasury securities were pledged as collateral as of December 31, 2007 and 2006, respectively.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

We had other than temporary impairment write-downs of $5 million, $12 million, and $16 million for the years ended December 31, 2007, 2006, and 2005, respectively. Gross unrealized gains and losses on investment securities available-for-sale totaled $989 million and $106 million, respectively, as of December 31, 2005.

The fair value, unrealized gains (losses) and amount pledged as collateral for our portfolio of trading securities were as follows:

December 31, ($ in millions)	2007	2006

Trading securities
Fair value
U.S. Treasury Securities	$257	$401
Mortgage-backed securities
Residential	924	1,748
Commercial	6	—
Mortgage residual interests	686	1,019
Asset-backed securities	469	19
Interest-only strips	771	572
Principal-only strips	46	957
Debt and other	16	68

Total trading securities	$3,175	$4,784

Net unrealized (losses) gains (a)	($635)	$118
Pledged as collateral	$752	$3,681

(a)	Unrealized gains and losses are included in investment income on a current period basis. Net unrealized gains totaled $131 million at December 31, 2005.

The maturity distribution of available-for-sale and held-to-maturity debt securities outstanding is summarized in the following table. Prepayments may cause actual maturities to differ from scheduled maturities.

	Available-		Held-to-
	for-sale		maturity
December 31, 2007		Fair		Fair
($ in millions)	Cost	value	Cost	value

Due in one year or less	$2,943	$2,962	$—	$—
Due after one year through five years	5,913	5,870	—	—
Due after five years through ten years	1,999	2,002	—	—
Due after ten years	699	707	—	—
Mortgage-backed securities and interests in securitization trusts	1,374	1,383	3	3

Total securities	$12,928	$12,924	$3	$3

The following table presents gross gains and losses realized upon the sales of available-for-sale securities.

Year ended December 31,
($ in millions)	2007	2006	2005

Gross realized gains (a)	$253	$1,081	$186
Gross realized losses	(65)	(76)	(66)

Net realized gains	$188	$1,005	$120

(a)	Gains realized in 2006 primarily relate to the rebalancing of the investment portfolio at our Insurance operations.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

Certain available-for-sale securities were sold at a loss in 2007, 2006, and 2005 as a result of market conditions within these respective periods (e.g., a downgrade in the rating of a debt security). In the opinion of management, the gross unrealized losses in the table below are not considered to be other than temporarily impaired.

	2007				2006
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
		Unrealized		Unrealized		Unrealized		Unrealized
($ in millions)	Fair value	loss	Fair value	loss	Fair value	loss	Fair value	loss

Available-for-sale securities:
Debt securities
U.S. Treasury and federal agencies	$130	$—	$212	($1)	$858	($3)	$919	($16)
States and political subdivisions	78	(1)	31	(2)	127	(1)	29	—
Foreign government securities	290	(1)	51	(1)	338	(3)	81	(2)
Residential mortgage-backed securities	17	—	17	—	60	—	82	(2)
Asset-backed securities	—	—	185	(1)	—	—	—	—
Corporate debt securities	1,000	(13)	3,294	(71)	697	(3)	1,191	(29)
Other	519	(9)	53	(1)	299	(1)	107	(2)

Total temporarily impaired debt securities	2,034	(24)	3,843	(77)	2,379	(11)	2,409	(51)
Equity securities	125	(19)	9	(3)	73	(4)	7	(1)

Total available-for-sale securities	$2,159	($43)	$3,852	($80)	$2,452	($15)	$2,416	($52)

6.  Finance Receivable and Loans

The composition of finance receivables and loans outstanding was as follows:

	2007			2006
December 31, ($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Consumer
Retail automotive	$20,030	$25,576	$45,606	$40,568	$20,538	$61,106
Residential mortgages	34,839	7,324	42,163	65,928	3,508	69,436

Total consumer	54,869	32,900	87,769	106,496	24,046	130,542
Commercial
Automotive
Wholesale	14,689	8,272	22,961	12,723	7,854	20,577
Leasing and lease financing	296	930	1,226	326	901	1,227
Term loans to dealers and others	2,478	857	3,335	1,843	764	2,607
Commercial and industrial	6,431	2,313	8,744	14,068	2,213	16,281
Real estate construction and other	2,943	536	3,479	2,969	243	3,212

Total commercial	26,837	12,908	39,745	31,929	11,975	43,904

Total finance receivables and loans (a) (b)	$81,706	$45,808	$127,514	$138,425	$36,021	$174,446

(a)	Net of unearned income of $4.0 billion and $5.7 billion at December 31, 2007, and 2006, respectively.
(b)	The aggregate amount of finance receivables and loans maturing in the next five years is as follows: $46,461 million in 2008; $13,742 million in 2009; $11,232 million in 2010; $7,500 million in 2011; $7,127 million in 2012; and $45,451 million in 2013 and thereafter. Prepayments and charge-offs may cause actual maturities to differ from scheduled maturities.

In addition to the finance receivables and loans outstanding held for investment as summarized in the table above, we had loans held for sale of $20.6 billion and $27.7 billion as of December 31, 2007 and 2006, respectively. As of December 31, 2007, loans held for sale by our Global Automotive Finance operations were $8.5 billion, compared to having no loans held for sale as of December 31, 2006. The increase in loans held for sale by our Global Automotive Finance operations is attributable to a change in our funding strategy as we have moved to an originate to distribute model. As of December 31, 2007, loans held for

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

sale by ResCap were $12.1 billion, as compared to $27.1 billion as of December 31, 2006. As of December 31, 2006, our Commercial Finance operations also had $652 million of loans held for sale.

The following table presents an analysis of the activity in the allowance for credit losses on finance receivables and loans.

Year ended December 31,	2007			2006			2005
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total	Consumer	Commercial	Total

Allowance at beginning of year	$2,969	$607	$3,576	$2,652	$433	$3,085	$2,931	$471	$3,402
Provision for credit losses	2,600	496	3,096	1,668	332	2,000	1,006	68	1,074
Charge-offs
Domestic	(1,956)	(442)	(2,398)	(1,436)	(139)	(1,575)	(1,302)	(45)	(1,347)
Foreign	(219)	(74)	(293)	(182)	(35)	(217)	(194)	(26)	(220)

Total charge-offs	(2,175)	(516)	(2,691)	(1,618)	(174)	(1,792)	(1,496)	(71)	(1,567)

Recoveries
Domestic	207	17	224	198	14	212	168	9	177
Foreign	67	7	74	47	3	50	48	4	52

Total recoveries	274	24	298	245	17	262	216	13	229

Net charge-offs	(1,901)	(492)	(2,393)	(1,373)	(157)	(1,530)	(1,280)	(58)	(1,338)
Reduction of allowance due to deconsolidation (a)	(1,540)	—	(1,540)	—	—	—	—	(28)	(28)
Impacts of foreign currency translation	13	3	16	19	(1)	18	(9)	(15)	(24)
Securitization activity	—	—	—	3	—	3	4	(5)	(1)

Allowance at end of year	$2,141	$614	$2,755	$2,969	$607	$3,576	$2,652	$433	$3,085

(a)	During 2007, ResCap completed the sale of residual cash flows related to a number of on-balance sheet securitizations. ResCap completed the approved actions necessary to cause the securitization trusts to satisfy the qualifying special-purpose entity requirement of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The actions resulted in the deconsolidation of various securitization trusts.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The following table presents information about commercial finance receivables and loans specifically identified for impairment.

December 31, ($ in millions)	2007	2006

Impaired loans	$677	$1,975
Related allowance	333	346
Average balance of impaired loans during the year	544	972

We have loans that were acquired in a transfer, which at acquisition had evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

The carrying amount of these loans, included in the balance sheet amounts of finance receivables and loans, was as follows:

December 31, ($ in millions)	2007	2006	2005

Consumer finance receivables	$2,590	$2,576	$1,658
Allowance	(97)	(105)	(103)

Total carrying amount	$2,493	$2,471	$1,555

For loans acquired after December 31, 2005, SOP 03-3 requires us to record revenue using an accretable yield method. The following table represents accretable yield activity:

Year ended December 31,
($ in millions)	2007	2006

Accretable yield at beginning of year	$146	$52
Additions	58	251
Accretion	(72)	(69)
Reclassification from nonaccretable difference	(6)	—
Transfers to assets held for sale	—	—
Disposals	(28)	(88)

Accretable yield at end of year	$98	$146

Loans acquired during each year for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

Year ended December 31,
($ in millions)	2007	2006

Contractually required payments receivable at acquisition — consumer	$2,605	$6,992
Cash flows expected to be collected at acquisition	968	3,155
Basis in acquired loans at acquisition	691	2,588

7.  Off-balance Sheet Securitizations

We securitize automotive and mortgage financial assets as a funding source. We sell retail finance receivables, wholesale and dealer loans, and residential mortgage loans in securitization transactions structured as sales. The following discussion and related information is only applicable to the transfers of finance receivables and loans that qualify as off-balance sheet securitizations under the requirements of SFAS 140.

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

As servicer, we generally receive a monthly fee stated as a percentage of the outstanding sold receivables. Typically, for retail automotive finance receivables where we are paid a fee, we have concluded that the fee represents adequate compensation as a servicer and, as such, no servicing asset or liability is recognized. Considering the short-term revolving nature of wholesale loans, no servicing asset or liability is recognized upon securitization of the loans. As of December 31, 2007, the weighted average basic servicing fees for our primary servicing activities were 100 basis points, 100 basis points, and 33 basis points of the outstanding principal balance for sold retail finance receivables, wholesale loans, and residential mortgage loans, respectively. Additionally, we retain the rights to cash flows remaining after the investors in most securitization trusts have received their contractual payments. In certain retail securitization transactions, retail receivables are sold on a servicing retained basis but with no servicing compensation and, as such, a servicing liability is established and recorded in other liabilities. As of December 31, 2007 and 2006, servicing liabilities of $9 million and $18 million, respectively, were outstanding related to these retail automotive securitization transactions. In addition, in 2005 we completed a retail automotive securitization where the servicing fee received is considered greater than adequate

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

compensation requiring the recording of a servicing asset. As of December 31, 2007 and 2006, the fair value of the servicing asset was $0 million and $9 million, respectively.

For mortgage servicing, we capitalize the value expected to be realized from performing specified residential mortgage servicing activities as mortgage servicing rights. Refer to Note 9.

We maintain cash reserve accounts at predetermined amounts for certain securitization activities in the unlikely event that deficiencies occur in cash flows owed to the investors. The amounts available in these cash reserve accounts related to securitizations of retail finance receivables, wholesale loans, and residential mortgage loans, totaled $100 million, $811 million, and $277 million, as of December 31, 2007, respectively, and $39 million, $1,001 million, and $309 million as of December 31, 2006, respectively.

Key economic assumptions used in measuring the estimated fair value of retained interests of sales completed during 2007, 2006, and 2005, as of the dates of those sales, were as follows:

Retail
finance
Year ended December 31,	receivables (a)	ResCap (b)	Other (c)

2007
Key assumptions (d):
Annual prepayment speed (e)	1.2-1.4%	0.6-43.4%
Weighted average life (in years)	1.8-1.9	1.1-14.0
Expected credit losses	1.5-2.1%	0.0-14.5%
Discount rate	16.0-20.0%	4.3-32.6%

2006
Key assumptions (d):
Annual prepayment speed (e)	0.9-1.7%	0.0-90.0%
Weighted average life (in years)	1.5-1.8	1.1-10.5
Expected credit losses	0.4-0.9%	0.0-18.3%
Discount rate	9.5-16.0%	7.0-25.0%

2005
Key assumptions (d):
Annual prepayment speed (e)	0.9-1.1%	0.0-60.0%	0.0-50.0%
Weighted average life (in years)	1.6-1.7	1.1-8.5	0.3-9.9
Expected credit losses	0.4-1.6%	0.0-4.9%	0.0%
Discount rate	9.5-15.0%	6.5-21.4%	4.2-12.0%

(a)	The fair value of retained interests in wholesale securitizations approximates cost because of the short-term and floating-rate nature of wholesale loans.
(b)	Included within residential mortgage loans are home equity loans and lines, high loan-to-value loans, and residential first and second mortgage loans.
(c)	Represents the former GMAC Commercial Mortgage, for which we sold approximately 79% of our equity interest on March 23, 2006.
(d)	The assumptions used to measure the expected yield on variable-rate retained interests are based on a benchmark interest rate yield curve plus a contractual spread, as appropriate. The actual yield curve utilized varies depending on the specific retained interests.
(e)	Based on the weighted average maturity (WAM) for finance receivables and constant prepayment rate (CPR) for mortgage loans.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The following table summarizes pretax gains on securitizations and certain cash flows received from and paid to securitization trusts for transfers of finance receivables and loans completed during 2007.

	2007
	Retail
	finance	Wholesale
Year ended December 31, ($ in millions)	receivables	loans	ResCap

Pretax gains on securitizations	$141	$511	$45
Cash inflows:
Proceeds from new securitizations	11,440	1,318	36,089
Servicing fees received	96	157	545
Other cash flows received on retained interests	284	522	401
Proceeds from collections reinvested in revolving securitizations	—	87,985	122
Repayments of servicing advances	79	—	987
Cash outflows:
Servicing advances	(90)	—	(1,023)
Purchase obligations and options:
Mortgage loans under conditional call option	—	—	(147)
Representations and warranties obligations	—	—	(457)
Administrator or servicer actions	(39)	—	(54)
Asset performance conditional calls	—	—	(607)
Cleanup calls	(8)	—	(254)

The following table summarizes pretax (losses) gains on securitizations and certain cash flows received from and paid to securitization trusts for transfers of finance receivables and loans completed during 2006 and 2005.

	2006			2005
	Retail			Retail
Year ended December 31,	finance	Wholesale		finance	Wholesale
($ in millions)	receivables	loans	ResCap	receivables	loans	ResCap	Other (a)

Pretax (losses) gains on securitizations	($51)	$601	$825	($2)	$543	$513	$76
Cash inflows:
Proceeds from new securitizations	6,302	—	65,687	4,874	7,705	41,987	4,731
Servicing fees received	65	181	480	65	179	245	21
Other cash flows received on retained interests	232	140	587	249	503	583	304
Proceeds from collections reinvested in revolving securitizations	—	96,969	—	—	102,306	—	—
Repayments of servicing advances	46	—	1,199	43	—	1,115	198
Cash outflows:
Servicing advances	(51)	—	(1,265)	(46)	—	(1,163)	(188)
Purchase obligations and options:
Mortgage loans under conditional call option	—	—	(20)	—	—	(9)	—
Representations and warranties obligations	—	—	(94)	—	—	(29)	—
Administrator or servicer actions	(27)	—	(60)	(76)	—	—	—
Asset performance conditional calls	—	—	(82)	—	—	(99)	—
Cleanup calls	(242)	—	(1,055)	(715)	—	(2,202)	—

(a)	Represents the former GMAC Commercial Mortgage for which we sold approximately 79% of our equity interest on March 23, 2006.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The following table summarizes the key economic assumptions and the sensitivity of the fair value of retained interests at December 31, 2007 and 2006, to immediate 10% and 20% adverse changes in those assumptions.

	2007		2006
	Retail finance		Retail finance
Year ended December 31, ($ in millions)	receivables (a)	ResCap	receivables	ResCap

Carrying value/fair value of retained interests	$1,097	$912	$355	$1,420
Weighted average life (in years)	0.0-1.7	1.5-35.5	0.0-1.3	1.0-8.9
Annual prepayment rate	0.6-1.3%WAM	0.0-60.7%CPR	0.8-1.4%WAM	0.0-90.0%CPR
Impact of 10% adverse change	($5)	($26)	($4)	($55)
Impact of 20% adverse change	(10)	(49)	(7)	(102)

Loss assumption	0.3-2.3 (b)	0.0-38.0%	0.4-1.0% (b)	0.0-12.8%
Impact of 10% adverse change	($17)	($47)	($5)	($37)
Impact of 20% adverse change	(33)	(86)	(10)	(70)

Discount rate	6.7-25.0%	4.4-33.9%	9.5-16.0%	6.5-43.5%
Impact of 10% adverse change	($29)	($40)	($6)	($51)
Impact of 20% adverse change	(57)	(76)	(12)	(94)

Market rate	(c)	(c)	(c)	(c)
Impact of 10% adverse change	($2)	($13)	($4)	($38)
Impact of 20% adverse change	(4)	(23)	(9)	(74)

(a)	The fair value of retained interests in wholesale securitizations approximates cost of $959 million because of the short-term and floating-rate nature of wholesale receivables.
(b)	Net of a reserve for expected credit losses totaling $7 million and $8 million at December 31, 2007 and 2006, respectively. These amounts are included in the fair value of the retained interests, which are classified as investment securities.
(c)	Forward benchmark interest rate yield curve plus contractual spread.

These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities. Additionally, we hedge interest rate and prepayment risks associated with certain of the retained interests; the effects of these hedge strategies have not been considered herein.

Expected static pool net credit losses include actual incurred losses plus projected net credit losses divided by the original balance of the outstandings comprising the securitization pool. The following table displays the expected static pool net credit losses on our securitization transactions.

December 31, (a)	2007	2006	2005

Retail automotive	1.1%	0.6%	0.4%
Residential mortgage	0.0-38.0%	0.0-12.8%	0.0-16.9%
Other	(b)	(b)	0.0-6.7%

(a)	Static pool losses not applicable to wholesale finance receivable securitizations because of their short-term nature.
(b)	Represents the former commercial mortgage operations, for which we sold approximately 79% of our equity interest on March 23, 2006.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The following table presents components of securitized financial assets and other assets managed, along with quantitative information about delinquencies and net credit losses.

	Total finance		Amount 60 days or
	receivables and loans		more past due		Net credit losses
December 31, ($ in millions)	2007	2006	2007	2006	2007	2006

Retail automotive	$68,382	$68,348	$654	$693	$672	$707
Residential mortgage	192,579	217,972	12,360	15,175	4,302	981

Total consumer	260,961	286,320	13,014	15,868	4,974	1,688

Wholesale	40,820	40,484	54	66	2	2
Commercial mortgage (a)	—	—	—	—	—	6
Other automotive and commercial	16,864	23,385	580	1,582	388	8

Total commercial	57,684	63,869	634	1,648	390	16

Total managed portfolio (b)	318,645	350,189	$13,648	$17,516	$5,364	$1,704

Securitized finance receivables and loans	(170,572)	(148,009)
Loans held for sale (unpaid principal)	(20,559)	(27,734)

Total finance receivables and loans	$127,514	$174,446

(a)	On March 23, 2006, we sold approximately 79% of our equity interest in Capmark, our commercial mortgage operations.
(b)	Managed portfolio represents finance receivables and loans on the balance sheet or that have been securitized, excluding securitized finance receivables and loans that we continue to service but have no other continuing involvement (i.e., in which we retain an interest or risk of loss in the underlying receivables).

8.  Investment in Operating Leases

Investments in operating leases were as follows:

December 31, ($ in millions)	2007	2006

Vehicles and other equipment, at cost	$40,410	$30,281
Accumulated depreciation	(8,062)	(6,097)

Investment in operating leases, net (a)	$32,348	$24,184

(a)	On November 22, 2006, $12.6 billion of operating lease assets consisting of $15.7 billion of vehicles at cost, net of $3.1 billion of accumulated depreciation were distributed to GM. Refer to Note 19 for further description of the distribution.

The future lease payments due from customers for equipment on operating leases at December 31, 2007, totaled $15,531 million and are due as follows: $6,873 million in 2008, $5,016 million in 2009, $2,887 million in 2010, $714 million in 2011, and $41 million in 2012 and after.

Our investments in operating lease assets represents the expected future cash flows we expect to realize under the operating leases and includes both customer payments and the expected residual value upon remarketing the vehicle at the end of the lease. As described in Note 19, GM may sponsor residual support programs that result in the contractual residual value being in excess of our standard residual value. GM reimburses us if remarketing sales proceeds are less than the customer’s contract residual value limited to our standard residual value. In addition to residual support programs, GM also participates in a risk-sharing arrangement whereby GM shares equally in residual losses to the extent that remarketing proceeds are below our standard residual rates (limited to a floor). In connection with the sale of 51% ownership interest in GMAC, GM settled its estimated liabilities with respect to residual support and risk sharing on a portion of our operating lease portfolio. Based on the December 31, 2007 outstanding U.S. operating lease portfolio, the maximum amount that could be paid by GM under the residual support programs and the risk-sharing arrangement is approximately $1.1 billion and $1.1 billion, respectively, as more fully discussed in Note 19.

9.  Mortgage Servicing Rights

We define our classes of servicing rights based on both the availability of market inputs and the manner in which we manage our risks of our servicing assets and liabilities. We manage our servicing rights at the reportable operating segment level and where sufficient market inputs exist to determine the fair value of our recognized servicing assets and servicing liabilities.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The following table summarizes activity related to mortgage servicing rights (MSRs) carried at fair value.

($ in millions)	2007	2006

Estimated fair value at January 1,	$4,930	$4,021
Additions obtained from sales of financial assets	1,597	1,723
Additions from purchases of servicing rights	3	12
Subtractions from disposals	(564)	—
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(687)	(44)
Other changes in fair value	(572)	(776)
Other changes that affect the balance	(4)	(6)

Estimated fair value at December 31,	$4,703	$4,930

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

The key economic assumptions and sensitivity of the current fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions are as follows:

December 31, ($ in millions)	2007	2006

Range of prepayment speeds (constant prepayment rate)	0.0-49.1%	1.0-43.2%
Impact on fair value of 10% adverse change	($265)	($227)
Impact on fair value of 20% adverse change	($501)	($413)
Range of discount rates	5.0-29.0%	8.0-14.0%
Impact on fair value of 10% adverse change	($66)	($67)
Impact on fair value of 20% adverse change	($120)	($132)

These sensitivities are hypothetical and should be considered with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., increased market interest rates may result in lower prepayments and increased credit losses), which could magnify or counteract the sensitivities. Further, these sensitivities show only the change in the asset balances and do not show any expected change in the fair value of the instruments used to manage the interest rates and prepayment risks associated with these assets.

The primary risk relating to servicing rights is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher than expected prepayments, which could reduce the value of the mortgage servicing rights. We economically hedge the income statement impact of these risks with both derivative and nonderivative financial instruments. These instruments include interest rate swaps, caps and floors, options to purchase these items, futures, and forward contracts and/or purchasing or selling U.S. Treasury and principal-only securities. At December 31, 2007, the fair value of derivative financial instruments and nonderivative financial instruments used to mitigate these risks amounted to $901 million and $257 million, respectively. At December 31, 2006, the fair value of derivative financial instruments and nonderivative financial instruments used to mitigate these risks amounted to $159 million and $1.3 billion, respectively. The change in the fair value of the derivative financial instruments amounted to a loss of $716 million and $281 million for the years ended December 31, 2007 and 2006, respectively, and is included in servicing asset valuation and hedge activities, net in our Consolidated Statement of Income.

The components of servicing fees were as follows:

Year ended December 31,
($ in millions)	2007	2006

Contractual servicing fees, net of guarantee fees and including subservicing	$1,517	$1,327
Late fees	164	130
Ancillary fees	110	127

Total	$1,791	$1,584

We pledged MSRs of $2.7 billion and $2.4 billion as collateral for borrowings at December 31, 2007 and 2006, respectively.

We have an active risk management program to hedge the value of MSRs. The MSRs risk management program contemplates the use of derivative financial instruments, U.S. treasury securities, and principal-only securities that experience changes in value offsetting those of the MSRs in response to changes in market interest rates. See Note 16 for a discussion of the derivative financial instruments used to hedge mortgage-servicing rights. U.S. Treasury securities used in connection with this risk management strategy are designated as trading or available-for-sale.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

10.  Premiums and Other Insurance Receivables

Premiums and other insurance receivables consisted of the following:

December 31, ($ in millions)	2007	2006

Prepaid reinsurance premiums	$364	$367
Reinsurance recoverable on unpaid losses	893	876
Reinsurance recoverable on paid losses (a)	52	95
Premiums receivable (b)	721	678

Total premiums and other insurance receivables	$2,030	$2,016

(a)	Net of $1 million allowance for uncollectible reinsurance recoverable on paid losses at December 31, 2006.
(b)	Net of $9 million and $7 million allowance for uncollectible premiums receivable at December 31, 2007 and 2006, respectively.

11.  Other Assets

Other assets consisted of:

December 31, ($ in millions)	2007	2006
Property and equipment at cost	$1,759	$1,645
Accumulated depreciation	(1,200)	(1,067)

Net property and equipment	559	578
Cash reserve deposits held for securitization trusts (a)	3,350	2,623
Fair value of derivative contracts in receivable position	4,448	2,544
Real estate and other investments (b)	2,237	3,074
Restricted cash collections for securitization trusts (c)	2,397	1,858
Goodwill	1,496	1,827
Deferred policy acquisition cost	1,702	1,740
Accrued interest and rent receivable	881	1,315
Repossessed and foreclosed assets, net	1,347	1,215
Debt issuance costs	601	643
Servicer advances	1,847	606
Securities lending	856	445
Investment in used vehicles held for sale, at lower of cost or market	792	423
Subordinated note receivable	250	250
Intangible assets, net of accumulated amortization (d)	93	59
Receivables related to taxes	—	9
Other assets	4,170	4,287

Total other assets	$27,026	$23,496

(a)	Represents credit enhancement in the form of cash reserves for various securitization transactions we have executed. On November 22, 2006, $710 million of cash reserve deposits were transferred to GM as part of a distribution of certain securitized U.S. lease assets. Refer to Note 19 for further description of the distribution.
(b)	Includes residential real estate investments of $1 billion and $2 billion and related accumulated depreciation of $16 million and $13 million for years ended December 31, 2007 and 2006, respectively.
(c)	Represents cash collection from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.
(d)	Aggregate amortization expense on intangible assets was $18 million and $16 million, including $1 million for Capmark for the year ended December 31, 2006. Amortization expense is expected to average $12 million per year over the next five fiscal years. In addition, during 2006, our Commercial Finance Group had $13 million of intangible assets that were deemed impaired and subsequently written off during the third quarter of 2006.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The changes in the carrying amounts of goodwill for the periods shown were as follows:

	North
	American	International
($ in millions)	Operations	Operations	ResCap	Insurance	Other	Total

Goodwill at beginning of 2006	$14	$504	$460	$669	$799	$2,446
Goodwill acquired	—	—	3	148	—	151
Impairment losses (a)	—	—	—	—	(827)	(827)
Other	—	3	1	—	—	4
Foreign currency translation effect	—	16	7	2	28	53

Goodwill at beginning of 2007	$14	$523	$471	$819	$—	$1,827
Goodwill acquired	—	—	—	134	—	134
Impairment losses (b)	—	—	(455)	—	—	(455)
Other	—	—	(2)	—	2	—
Foreign currency translation effect	—	4	(14)	—	—	(10)

Goodwill at end of 2007	$14	$527	$—	$953	$2	$1,496

(a)	Following attrition of key personnel around the middle of 2006, our Commercial Finance reporting unit initiated a goodwill impairment test, in accordance with SFAS 142, outside the normal fourth quarter cycle. A necessary precedent to this test was a thorough review of the business by new leadership, with a particular focus on long-term strategy. As a result of the review the operating divisions were reorganized, and the decision was made to implement a different exit strategy for the workout portfolio and to exit product lines with lower returns. These decisions had a significant impact on expected asset levels and growth rate assumptions used to estimate the fair value of the business. In particular, the analysis performed during the third quarter incorporates management’s decision to discontinue activity in the equipment finance business, which had a portfolio of over $1 billion, representing approximately 20% of Commercial Finance business’s average commercial loan portfolio during 2006. Consistent with the prior analysis, the fair value of the Commercial Finance business was determined using an internally developed discounted cash flow analysis based on five-year projected net income and a market driven terminal value multiple. Based upon the results of the assessment, we concluded the carrying value of goodwill exceeded its fair value, resulting in an impairment loss of $827 million during 2006.
(b)	During the three months ended September 30, 2007, we initiated an evaluation of goodwill of ResCap for potential impairment in accordance with SFAS 142. This interim test was initiated in light of deteriorating conditions in the residential and home building markets, including significant changes in the mortgage secondary market, tightening underwriting guidelines, reducing product offerings, and recent credit downgrades of ResCap’s unsecured debt obligations. These factors had a significant impact on our view of ResCap’s future expected asset levels and growth rate assumptions. Consistent with prior assessments, the fair value of the ResCap business was determined using an internally developed discounted cash flow methodology. In addition, we took into consideration other relevant indicators of value available in the marketplace such as recent market transactions and trading values of all ResCap goodwill exceeded its fair value, resulting in an impairment loss of $455 million in 2007.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

12.  Debt

In the following table, we classify domestic and foreign debt on the basis of the location of the office recording the transaction.

	Weighted
	average interest
	rates (a)		2007			2006
December 31, ($ in millions)	2007	2006	Domestic	Foreign	Total	Domestic	Foreign	Total
Short-term debt
Commercial paper			$440	$999	$1,439	$742	$781	$1,523
Demand notes			6,382	202	6,584	5,917	157	6,074
Bank loans and overdrafts			563	6,619	7,182	991	5,272	6,263
Repurchase agreements and other (b)			7,920	10,681	18,601	22,506	7,232	29,738

Total short-term debt	6.6%	5.8%	15,305	18,501	33,806	30,156	13,442	43,598
Long-term debt
Due within one year	6.1%	5.5%	23,356	14,173	37,529	20,010	15,204	35,214
Due after one year	6.3%	5.9%	95,833	25,409	121,242	135,693	22,589	158,282

Total long-term debt	6.3%	5.9%	119,189	39,582	158,771	155,703	37,793	193,496
Fair value adjustment (c)			592	(21)	571	(3)	(106)	(109)

Total debt			$135,086	$58,062	$193,148	$185,856	$51,129	$236,985

(a)	The weighted average interest rates include the effects of derivative financial instruments designated as hedges of debt.
(b)	Repurchase agreements consist of secured financing arrangements with third parties at ResCap. Other primarily includes nonbank secured borrowings, as well as notes payable to GM. Refer to Note 19 for further details.
(c)	To adjust designated fixed-rate debt to fair value in accordance with SFAS 133.

The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements:

	2007		2006
		Related secured		Related secured
December 31, ($ in millions)	Assets	debt (a)	Assets	debt (a)

Loans held for sale	$10,437	$6,765	$22,834	$20,525
Mortgage assets held for investment and lending receivables	45,534	33,911	80,343	68,333
Retail automotive finance receivables	23,079	19,094	17,802	16,439
Wholesale automotive finance receivables	10,092	7,709	2,108	1,479
Investment securities	880	788	3,662	4,523
Investment in operating leases, net	20,107	17,926	8,258	7,636
Real estate investments and other assets	14,429	4,616	8,025	4,550

Total	$124,558	$90,809	$143,032	$123,485

(a)	Included as part of secured debt are repurchase agreements of $3.6 billion and $11.5 billion where we have pledged assets as collateral for approximately the same amount of debt at December 31, 2007 and 2006, respectively.

From time to time, we repurchase our publicly traded debt as part of our cash and liquidity management strategy. In the fourth quarter of 2007, we paid $900 million through open-market repurchases and $241 million through a tender offer for publicly traded ResCap debt securities, resulting in an after-tax gain of $563 million. Also in the fourth quarter, we paid $287 million through open-market repurchases of GMAC debt securities, resulting in an after-tax gain of $16 million. In October 2006, we successfully completed a debt tender offer by paying $1 billion to retire a portion of our deferred interest debentures, resulting in a $135 million after-tax loss.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The following table presents the scheduled maturity of long-term debt at December 31, 2007, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	Secured	Unsecured	Total
2008	$19,590	$17,575	$37,165
2009	16,146	14,910	31,056
2010	12,636	10,066	22,702
2011	2,510	13,397	15,907
2012	2,823	7,804	10,627
2013 and thereafter	19,288	22,431	41,719

Long-term debt (a)	72,993	86,183	159,176
Unamortized discount	(108)	(297)	(405)

Total long-term debt	$72,885	$85,886	$158,771

(a)	Debt issues totaling $13,985 million are redeemable at or above par, at our option anytime before the scheduled maturity dates, the latest of which is November 2049.

To achieve the desired balance between fixed and variable-rate debt, we utilize interest rate swap and interest rate cap agreements. The use of these derivative financial instruments had the effect of synthetically converting $76.6 billion of our $111.6 billion of fixed-rate debt into variable-rate obligations and $9.5 billion of our $81.3 billion of variable-rate debt into fixed-rate obligations at December 31, 2007. In addition, certain of our debt obligations are denominated in currencies other than the currency of the issuing country. Foreign currency swap agreements are used to hedge exposure to changes in the exchange rates of these obligations.

Liquidity facilities
Liquidity facilities represent additional funding sources. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them. The following table summarizes the liquidity facilities that we maintain.

	Total capacity		Unused capacity		Outstanding
December 31, ($ in billions)	2007	2006	2007	2006	2007	2006

Committed unsecured:
Automotive Finance operations	$8.9	$10.2	$7.0	$9.1	$1.9	$1.1
ResCap	3.6	4.0	1.8	2.0	1.8	2.0
Other	0.2	0.3	0.2	0.3	—	—
Committed secured:
Automotive Finance operations	90.3	91.2	57.9	65.9	32.4	25.3
ResCap	33.2	29.5	17.5	7.9	15.7	21.6
Other	22.8	13.9	11.5	10.1	11.3	3.8

Total committed facilities	159.0	149.1	95.9	95.3	63.1	53.8

Uncommitted unsecured:
Automotive Finance operations	9.7	8.7	1.4	1.4	8.3	7.3
ResCap	0.6	1.5	0.2	0.7	0.4	0.8
Other	0.2	0.1	—	—	0.2	0.1
Uncommitted secured:
ResCap	21.6	73.3	9.5	51.9	12.1	21.4

Total uncommitted facilities	32.1	83.6	11.1	54.0	21.0	29.6

Total	$191.1	$232.7	$107.0	$149.3	$84.1	$83.4

Certain of ResCap’s credit facilities contain a financial covenant, among other covenants, requiring ResCap to maintain a minimum consolidated tangible net worth (as defined in each respective agreement) as of the end of each fiscal quarter. Under the agreements, ResCap’s tangible net worth cannot fall below a base amount plus an amount equal to 25% of ResCap’s net income (if positive) for the fiscal year since the closing date of the applicable agreement. As of December 31, 2007, the most

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

restrictive provision requires a minimum tangible net worth of $5.4 billion. ResCap’s reported tangible net worth as of December 31, 2007, was $6.0 billion.

13.	Reserves for Insurance Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the activity in the reserves for insurance losses and loss adjustment expenses.

Year ended December 31,
($ in millions)	2007	2006	2005
Balance at beginning of year	$2,630	$2,534	$2,505
Reinsurance recoverables	(876)	(762)	(775)

Net balance at beginning of year	1,754	1,772	1,730
Net reserves from acquisitions	418	80	—
Incurred related to
Current year	2,522	2,513	2,471
Prior years (a)	(71)	(93)	(116)

Total incurred (b)	2,451	2,420	2,355
Paid related to
Current year	(1,641)	(1,723)	(1,682)
Prior years	(808)	(803)	(619)

Total paid	(2,449)	(2,526)	(2,301)
Other (c)	22	8	(12)

Net balance at end of year (d)	2,196	1,754	1,772
Reinsurance recoverables	893	876	762

Balance at end of year	$3,089	$2,630	$2,534

(a)	Incurred losses and loss adjustment expenses during 2007 and 2006 were reduced by $71 million and $93 million, respectively, as a result of decreases in prior years’ reserve estimates for private passenger automobile coverages and certain reinsurance coverages assumed in both the United States and internationally, and extended service contracts internationally. In addition, 2006 included a $20 million reduction of reserves related to an insurance program, which was ultimately transferred to GM.
(b)	Reflected net of reinsurance recoveries totaling $246 million, $306 million, and $342 million for the years ended December 31, 2007, 2006, and 2005, respectively.
(c)	Effects of exchange-rate changes for the years ended December 31, 2007, 2006, and 2005.
(d)	Includes exposure to asbestos and environmental claims from the reinsurance of general liability, commercial multiple peril, homeowners’ and workers’ compensation claims. Reported claim activity to date has not been significant. Net reserves for loss and loss adjustment expenses for these matters were $5 million at December 31, 2007 and 2006, and $6 million at December 31, 2005.

14.  Deposit Liabilities

Deposit liabilities consisted of the following:

December 31, ($ in millions)	2007	2006

Noninterest bearing deposits	$1,570	$1,366
NOW and money market checking accounts	3,673	1,810
Certificate of deposit	7,697	6,390
Dealer wholesale deposits	2,300	2,213
Dealer term-loan deposits	41	75

Deposit liabilities	$15,281	$11,854

Noninterest bearing deposits primarily represent third-party escrows associated with ResCap’s loan servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At December 31, 2007, certificates of deposit included $6.6 billion of brokered certificates of deposit.

The following table presents the scheduled maturity of brokered deposits at December 31, 2007.

Year ended December 31, ($ in millions)

2008	$4,823
2009	1,235
2010	413
2011	115
2012	14

Total brokered deposits	$6,600

15.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of:

December 31, ($ in millions)	2007	2006

Fair value of derivative contracts in payable position	$1,311	$1,745
Employee compensation and benefits	458	540
Factored client payables	770	813
Securitization trustee payable	1,152	902
GM payable, net	513	70
Taxes payable	425	249
Accounts payable	1,970	1,844
Deferred revenue	1,184	1,623
Other liabilities	4,420	3,019

Total accrued expenses and other liabilities	$12,203	$10,805

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

16.	Derivative Instruments and Hedging Activities

We enter into interest rate and foreign currency futures, forwards, options, and swaps in connection with our market risk management activities. Derivative instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, including investment securities, loans held for sale, mortgage servicing rights, debt, and deposits, as well as off-balance sheet securitizations. In addition, foreign exchange contracts are used to hedge foreign-currency-denominated debt and foreign exchange transactions. In accordance with SFAS 133, as amended and interpreted, we record derivative financial instruments on our Consolidated Balance Sheet as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative financial instruments and whether it qualifies for hedge accounting treatment.

Our primary objective for utilizing derivative financial instruments is to manage market risk volatility associated with interest rate and foreign currency risks related to the assets and liabilities of the automotive finance and mortgage operations. Managing this volatility enables us to price our finance and mortgage offerings at competitive rates and to minimize the impact of market risk on our earnings. These strategies are applied on a decentralized basis by the respective Global Automotive Finance and ResCap operations, consistent with the level at which market risk is managed, but are subject to various limits and controls at both the local unit and consolidated level. One of the key goals of our strategy is to modify the asset and liability and interest rate mix, including the assets and liabilities associated with securitization transactions that may be recorded in off-balance sheet special-purpose entities. In addition, we use derivative financial instruments to mitigate the risk of changes in the fair values of mortgage loans held for sale and mortgage servicing rights. Derivative financial instruments are also utilized to manage the foreign currency exposure related to foreign-currency-denominated debt. The following summarizes our derivative activity based on the accounting hedge designation:

Fair Value Hedges
Our fair value hedges consist of hedges of fixed-rate debt obligations. Interest rate swaps are used to modify our exposure to interest rate risk by converting fixed-rate debt to a floating rate. Generally, individual swaps are designated as hedges of specific debt at the time of issuance with the terms of the swap matching the terms of the underlying debt. As the terms of the swap are designed to match the terms of the debt, a significant portion of our debt obligation hedging relationships receive short-cut treatment under SFAS 133, resulting in the assumption of no hedge ineffectiveness. However, certain of our fair value hedges of debt do not receive short-cut treatment, because of differences in option features between the interest rate swap and the companion hedged debt or the underlying debt hedged was partially repurchased after the swap was traded. Ineffectiveness is measured based on the difference in the fair value movement of the swap and the related hedged debt. Effectiveness is assessed using historical data. We assess hedge effectiveness employing a statistical-based approach, which must meet thresholds for R-squared, slope, F-statistic, and T-statistic.

Cash Flow Hedges
We enter into derivative financial instrument contracts to hedge exposure to variability in cash flows related to floating-rate and foreign currency financial instruments. Interest rate swaps are used to modify exposure to variability in expected future cash flows attributable to variable-rate debt. Currency swaps and forwards are used to hedge foreign exchange exposure on foreign-currency-denominated debt by converting the funding currency to the same currency of the assets being financed. Similar to our fair value hedges, the swaps are generally entered or traded concurrent with the debt issuance, with the terms of the swap matching the terms of the underlying debt.

Economic Hedges not Designated as Accounting Hedges
We utilize certain derivative financial instruments that do not qualify or are not designated as hedges under SFAS 133 to facilitate securitization transactions and manage risks related to interest rate, price, and foreign currency. As these derivatives are not designated as accounting hedges, changes in the fair value of the derivative instruments are recognized in earnings each period.

•	Mortgage servicing rights — We enter into a combination of derivative contracts that are economic hedges of the servicing rights associated with groups of similar mortgage loans. These derivatives include interest rate caps and floors, futures options, futures, mortgage-backed security options, interest rate swaps and swaptions. The maturities of these instruments range between six months and twenty years. We have entered into written options on U.S. Treasury futures for notional amounts lower than purchased options on futures. The purchased option coverage is at a strike price less than or equal to the corresponding written option coverage, thereby mitigating our loss exposure. We are required to deposit cash in margin accounts maintained by counterparties for unrealized losses on future contracts.

•	Loans held for sale — We use derivative financial instruments to hedge exposure to risk associated with our mortgage and automotive loans held for sale. After

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

mortgage loans are funded, they are generally sold into the secondary market to various investors, often as mortgage-backed securities sponsored by Fannie Mae, Freddie Mac, or Ginnie Mae. Mortgage loans that are not eligible for agency-sponsored securitization are sold through public or private securitization transactions or in whole-loan sales. Automotive loans are sold through public or private securitization transactions or in whole-loan sales. The primary risk associated with closed loans awaiting sale is a change in the fair value of the loans attributable to fluctuations in interest rates. Our primary strategies to protect against this risk are selling loans or mortgage-backed securities forward to investors using mandatory and optional forward commitments and the use of interest rate swaps.

•	Off-balance sheet securitization activities — We enter into interest rate swaps to facilitate securitization transactions where the underlying receivables are sold to a nonconsolidated QSPE. As the underlying assets are carried in a nonconsolidated entity, the interest rate swaps do not qualify for hedge accounting treatment.

•	Foreign currency debt — We have elected not to treat currency swaps that are used to convert foreign denominated debt back into the functional currency at a floating rate as hedges for accounting purposes. Although these currency swaps are similar to the foreign currency cash flow hedges described in the foregoing, we have not designated them as hedges as the changes in the fair values of the currency swaps are substantially offset by the foreign currency revaluation gains and losses of the underlying debt.

•	Mortgage related securities — We use interest rate options, futures, swaps, caps, and floors to mitigate risk related to mortgage related securities classified as trading.

•	Callable debt obligations — We enter into cancellable interest rate swaps as economic hedges of certain callable fixed-rate debt in connection with our market risk management policy. If the hedging relationship does not meet a specified effectiveness assessment threshold, it will be treated as an economic hedge. Prior to May 2007, all cancellable swaps hedging callable debt were treated as economic hedges.

The following table summarizes the pretax earnings effect for each type of hedge classification, segregated by the asset or liability hedged.

Year ended December 31,
($ in millions)	2007	2006	2005	Income statement classification

Fair value hedge ineffectiveness gain (loss):
Debt obligations	$54	$—	($2)	Interest expense
Mortgage servicing rights	—	—	57	Servicing asset valuation and hedge activities, net
Loans held for sale	(1)	(1)	(29)	Gain on sale of loans, net
Cash flow hedges ineffectiveness gain (loss):
Debt obligations	—	—	3	Interest expense
Economic hedge change in fair value:
Off-balance sheet securitization activities:
Automotive Finance operations	114	2	(36)	Other income
Mortgage operations	—	—	1	Other income
Foreign currency debt (a)	33	54	(202)	Interest expense
Loans held for sale or investment	(293)	35	59	Gain on sale of loans, net
Mortgage servicing rights	716	(281)	(55)	Servicing asset valuation and hedge activities, net
Mortgage related securities	(161)	3	(42)	Investment income
Callable debt obligations	49	(22)	(240)	Interest expense
Other	(37)	21	(11)	Other income, Interest expense, Other operating expenses

Net gains (losses)	$474	($189)	($497)

(a)	Amount represents the difference between the changes in the fair values of the currency swap, net of the revaluation of the related foreign denominated debt.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The following table presents additional information related to our derivative financial instruments.

Year ended December 31, ($ in millions)	2007	2006	2005

Net gain on fair value hedges excluded from assessment of effectiveness	$—	$—	$59
Expected reclassifications from other comprehensive income to earnings (a)	2	8	12

(a)	Estimated to occur over the next 12 months.

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties which owe us under the contract completely fail to perform under the terms of those contracts, assuming no recoveries of underlying collateral, as measured by the market value of the derivative financial instrument. At December 31, 2007 and 2006, the market value of derivative financial instruments in an asset or receivable position (from our perspective) was $4.4 billion and $2.5 billion, including accrued interest of $400 million and $600 million, respectively. We minimize the credit risk exposure by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines. As of December 31, 2007, more than 88% of our exposure is with counterparties with a Fitch rating of A+ or higher (or an equivalent rating from another rating agency if a counterparty is not rated by Fitch), compared with more than 74% as of December 31, 2006. Additionally, we reduce credit risk on the majority of our derivative financial instruments by entering into legally enforceable agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. To further mitigate the risk of counterparty default, we maintain collateral agreements with certain counterparties. The agreements require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments meet established thresholds. We have placed cash deposits totaling $67 million and $206 million at December 31, 2007 and 2006, respectively, in accounts maintained by counterparties. We have received cash deposits from counterparties totaling $944 million and $215 million at December 31, 2007 and 2006, respectively. The cash deposits placed and received are included on our Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively.

17.	Pension and Other Postretirement Benefits

Pension
Certain of our employees were eligible to participate in separate retirement plans that provide for pension payments to eligible employees upon retirement based on factors such as length of service and salary. Pursuant to the Sale Transactions, we transferred, froze or terminated a portion of our other defined benefit plans. During 2006, we froze the benefits and participation of a pension plan covering primarily ResCap employees, which resulted in a curtailment gain of approximately $43 million. We also curtailed the GMAC Commercial Finance UK and GMAC Commercial Finance Canada (CF Canada) retirement plans in 2006, and subsequently terminated the CF Canada plan in 2007. We recorded a curtailment charge of approximately $9 million in 2006 for these plans, which was revised to approximately $4 million in 2007. Additionally, on April 30, 2007, we closed the GMAC UK (Car Care) pension plan to future accrual, thereby freezing the benefits for all participants. This resulted in a minimal impact on earnings. In 2006, we also recorded expense payments of approximately $48 million as a Section 75 debt obligation to fully fund the GMAC portion of the GM U.K. pension plans, as required under the UK Pension Act of 2004. All income and expense noted for pension accounting was recorded in compensation and benefits expense in our Consolidated Statement of Income.

Furthermore, prior to the consummation of the Sale Transactions on November 30, 2006, a number of our employees were eligible to participate in various domestic and foreign pension plans of GM. While we were a participating employer in these plans, GM allocated to us a portion of their pension expense, which was made on a pro rata basis and affected by the various assumptions (discount rate, return on plan assets, etc.) that GM utilized in determining its pension obligation. Upon completion of the sale, our employees were no longer eligible to participate in these pension plans. We also transferred to GM the financial liability associated with the GMAC portion of certain GM plans in Canada as of the sale date.

We adopted SFAS 158 in the fiscal year ended December 31, 2007, resulting in a $21 million increase in other assets, a $3 million increase in deferred tax assets, an $11 million increase in other liabilities, and a $13 million increase in accumulated other comprehensive income, net of tax. Each overfunded pension plan is recognized as an asset, and each underfunded pension plan is recognized as a liability. Unrecognized prior service costs or credits, net actuarial gains or losses and net transition obligations, as well as the subsequent changes in the funded status, are recognized as a component of accumulated other comprehensive loss in equity.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

December 31, 2007	Pre-SFAS 158	FAS 158	Post-SFAS 158
($ in millions)	adoption	adjustments	adoption

Other assets	$27,005	$21	$27,026
Deferred income taxes	1,253	(3)	1,250
Accrued expenses and other liabilities	12,192	11	12,203
Accumulated other comprehensive income (net of tax)	939	13	952

The following summarizes information relating to our pension plans:

Year ended December 31, ($ in millions)	2007	2006

Projected benefit obligation	$432	$434
Fair value of plan assets	426	391

Funded status	(6)	(43)
Unrecognized net actuarial gain	—	16
Unrecognized prior service cost	—	2
Net transition obligation	—	—

Accrued pension cost	($6)	($25)

The expected rate of return on plan assets is an estimate we determine by calculating the expected inflation and the expected real rate of return on stocks and bonds based on allocation percentages within the trust. The weighted average assumptions used for determining the net periodic benefit cost are as follows:

Year ended December 31,	2007	2006
Discount rate	5.60%	5.47%
Expected long-term return on plan assets	8.59%	8.48%
Rate of compensation increase	3.09%	4.40%

Net periodic pension expense includes the curtailment and other gains and losses from the transactions described above for 2007 and 2006. Net pension expense (income) for non-GM-sponsored plans totaled ($2) million, ($3) million, and $28 million for 2007, 2006, and 2005, respectively. Allocations received from GM related to net pension expense for our employees that participated in GM-sponsored plans in 2006 and 2005 was $80 million and $60 million, respectively.

Employer contributions to our pension plans for 2007 and 2006 were approximately $3 million and $4 million, respectively. We expect these contribution levels to remain minimal for 2008. The weighted-average asset allocations for our pension plans at December 31, 2007, by asset category are were follows: equity securities 58%, debt securities 35%, and other 7%.

Other Postretirement Benefits
Certain of our subsidiaries participated in various postretirement medical, dental, vision, and life insurance plans of GM, whereas other subsidiaries participated in separately maintained postretirement plans. These benefits were funded as incurred from our general assets. We previously accrued postretirement benefit costs over the active service period of employees to the date of full eligibility for these benefits. Effective November 30, 2006, upon completion of the sale, our employees were no longer eligible to participate in GM’s postretirement plans. Before the sale, GM agreed to assume or retain approximately $801 million of liabilities related to U.S.-based, GM-sponsored other postretirement benefit programs for our employees, as well as approximately $302 million of related deferred tax assets, and the net amount was recorded as a capital contribution. We have provided for certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as other postretirement benefits. Notwithstanding the recording of these amounts and the use of these terms, we do not admit or otherwise acknowledge that these amounts or existing postretirement benefit plans (other than pensions) represent legally enforceable liabilities. Other postretirement benefits expense (income), which is recorded in compensation and benefits expense in our Consolidated Statement of Income, totaled ($2) million, $35 million, and $88 million in 2007, 2006, and 2005, respectively. The decrease in expense during 2007 relates to the transactions described above. We expect our other postretirement benefit expense to be minimal in future years. The impact of the adoption of SFAS 158 for other postretirement benefits was a decrease to other liabilities of $5 million, an increase to deferred tax liabilities of $2 million, and an increase to accumulated other comprehensive income of approximately $3 million, net of tax.

Defined Contribution Plan
A significant number of our employees are covered by defined contribution plans. Employer contributions vary based on criteria specific to each individual plan and amounted to $71 million, $40 million, and $41 million in 2007, 2006, and 2005, respectively. These costs were also recorded in compensation and benefit expenses in our Consolidated Statement of Income. The increase in contributions for 2007 mainly resulted from the change of our benefit structure at the end of 2006 from defined benefit plans to defined contribution plans. Based on this benefit restructuring, we expect contributions for 2008 to be similar to contributions made in 2007.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

18.  Income Taxes

Effective November 28, 2006, GMAC, along with certain U.S. subsidiaries, became pass-through entities for U.S. federal income tax purposes. Income taxes incurred by these converting entities have been provided through November 30, 2006, as required under the tax-sharing agreement between GM and GMAC. Subsequent to November 30, 2006, U.S. federal and state and local income taxes have generally not been provided for these entities as they ceased to be taxable entities, with the exception of a few local jurisdictions that continue to tax LLCs or partnerships. Due to our change in tax status, a net deferred tax liability was eliminated through income tax expense totaling $791 million in 2006. Members each report their share of our taxable income in their respective income tax returns. Our banking, insurance, and foreign subsidiaries are generally corporations and continue to be subject to and provide for U.S. federal and foreign income taxes. The income tax expense related to these corporations is included in our income tax expense, along with other miscellaneous state, local, and franchise taxes of GMAC and certain other subsidiaries.

The significant components of income tax expense were as follows:

Year ended December 31, ($ in millions)	2007	2006	2005

Current income tax expense
U.S. federal	$268	$1,115	$620
Foreign	114	432	52
State and local	(55)	43	17

Total current expense	327	1,590	689

Deferred income tax expense
U.S. federal	108	(396)	168
Foreign	(76)	(316)	271
State and local	31	16	69

Total deferred expense (benefit)	63	(696)	508

Total income tax expense before change in tax status	390	894	1,197
Change in tax status	—	(791)	—

Total income tax expense	$390	$103	$1,197

A reconciliation of the statutory U.S. federal income tax rate to our effective tax rate applicable to income and our change in tax status is shown in the following table.

Year ended December 31,	2007	2006	2005

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Change in tax rate resulting from:
State and local income taxes, net of federal income tax benefit	—	1.8	1.8
Tax-exempt income	0.5	(0.9)	(1.1)
Foreign income tax rate differential	(4.5)	(5.4)	(1.9)
Goodwill impairment	(0.4)	7.5	—
Other (a)	0.1	(0.8)	0.6

Effective tax rate before change in tax status	30.7	37.2	34.4
Effect of valuation allowance change	(4.7)
Effect of tax status change	—	(35.5)	—
LLC loss not subject to federal or state income taxes	(46.1)	2.9	—

Effective tax rate	(20.1)%	4.6%	34.4%

Results for 2007 reflect the effect of our domestic subsidiaries generally not being taxed at the entity level resulting in our effective tax rate on a consolidated basis varying significantly in comparison with the same period in 2006. The primary reason is that the majority of the net loss experienced at ResCap is attributable to its LLCs and no tax benefits for these losses are recorded. Excluding ResCap, the consolidated effective tax rate is approximately 17%, which represents the provision for taxes

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

at our non-LLC subsidiaries combined with taxable income that is not subject to tax at our LLC subsidiaries. The effective tax rates applicable to our non-LLC subsidiaries remain comparable with 2006.

At December 31, 2007, the valuation allowance is attributable to certain foreign subsidiaries, principally Canada, that based on actual and forecast operating results and, after consideration for available tax planning, we believe will be unable to utilize all or a portion of their loss carryforwards.

Deferred tax assets and liabilities result from differences between assets and liabilities measured for financial reporting purposes and those measured for income tax return purposes. Under the terms of the Purchase and Sale Agreement between GM and FIM Holdings LLC, the distribution of lease assets and assumption by GM of certain postretirement benefits resulted in a reduction of deferred tax liabilities and assets of $1,845 million and $302 million, respectively, in 2006. Additionally, the change in tax status resulted in a $791 million reduction in income tax expense related to the elimination of deferred tax liabilities and assets of $1,486 million and $695 million, respectively. The significant components of deferred tax assets and liabilities after consideration of these adjustments are reflected in the following table.

December 31, ($ in millions)	2007	2006

Deferred tax liabilities
Lease transactions	$1,549	$1,236
Deferred acquisition costs	560	560
Tax on unremitted earnings	51	46
Unrealized gains on securities	44	54
Accumulated translation adjustment	19	8
State and local taxes	17	1
Sales of finance receivables	8	45
Debt issuance costs	6	10
Other	18	82

Gross deferred tax liabilities	2,272	2,042

Deferred tax assets
Unearned insurance premiums	299	317
Tax loss carryforwards	248	156
Provision for credit losses	191	156
Contingency	141	82
Manufacturer incentive payments	58	132
Tax credit carryforwards	52	49
Depreciation	22	5
Postretirement benefits	15	27
Hedging transactions	9	1
Goodwill	3	(2)
Other	73	112

Gross deferred tax assets	1,111	1,035

Valuation allowance	(89)	—

Net deferred tax assets	$1,022	$1,035

Net deferred tax liability	$1,250	$1,007

At December 31, 2007, the book basis of our net assets for flow-through entities exceeded their tax basis by approximately $6,080 million as compared with $2,460 million at December 31, 2006, primarily related to lease transactions, mortgage-servicing rights, and sales of finance receivables.

Foreign pretax income (loss) totaled ($333) million in 2007, $336 million in 2006, and $988 million in 2005. Foreign pretax income is subject to U.S. taxation when effectively repatriated. For our entities that are disregarded for U.S. federal income tax purposes, it is the responsibility of our members to provide federal income taxes on the undistributed earnings of foreign subsidiaries to the extent these earnings are not deemed indefinitely reinvested outside the United States. For our banking and insurance subsidiaries that continue to be subject to U.S. federal income taxes, we provide for federal income taxes on the

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

undistributed earnings of foreign subsidiaries, except to the extent these earnings are indefinitely reinvested outside the United States. At December 31, 2007, $4,895 million of accumulated undistributed earnings of foreign subsidiaries were indefinitely reinvested. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

For the eleven months ending November 30, 2006, and year ending December 31, 2005, GM had consolidated federal net operating losses. After GM utilized all prior year federal carryback potential, the remaining net operating losses were carried forward. The consolidated federal net operating losses also created charitable contribution deduction and foreign tax credit carryforwards. Pursuant to the tax-sharing agreement between GM and us, our allocation of consolidated tax attributes from GM for these periods’ federal net operating losses (due to certain loss subsidiaries), charitable contributions deduction, and foreign tax credits are carried forward for our subsidiaries that remain separate U.S. tax-paying entities. For GMAC and certain subsidiaries, which have converted to limited liability companies and have elected to be treated as pass-through entities, intercompany receivables from GM related to tax attributes totaling $1.1 billion were dividended to GM as of November 30, 2006.

Under the terms of the Purchase and Sale Agreement between GM and FIM Holdings LLC, the tax-sharing agreement between GM and us was terminated as of November 30, 2006. Terms of the sale agreement stipulate GM will indemnify us for any contingent tax liabilities related to periods before November 30, 2006, in excess of those established as of the sale date. Additionally, net tax-related assets consisting of tax deposits, claims, and contingencies as of November 30, 2006, for the converting entities have been assumed by and transferred to GM through equity totaling $107 million.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The cumulative effect of applying FIN 48 was recorded directly to retained earnings and reported as a change in accounting principle. The adoption of this interpretation did not have a material impact on our consolidated financial position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

($ in millions)

Balance at January 1, 2007	$126
Additions based on tax positions related to the current year	13
Additions for tax positions of prior years	5
Reductions for tax positions of prior years	(2)
Settlements	(1)
Foreign currency translation adjustments	14

Balance at December 31, 2007	$155

The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is approximately $153 million.

Included within deferred taxes and excluded from unrecognized tax benefits detailed above at December 31, 2007, are $260 million of tax positions for which ultimate deductibility is certain but for which there is uncertainty about the timing of deductibility. Under deferred tax accounting, the timing of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

We recognize interest and penalties accrued related to uncertain income tax positions in interest expense and other operating expenses, respectively. For the year ending December 31, 2007, $38 million was accrued for interest and penalties with the cumulative accrued balance as of that date totaling $164 million.

We anticipate the Internal Revenue Service examination of our U.S. income tax returns for 2001 through 2003, along with the examinations by various state and local jurisdictions, will be completed within the next twelve months. As such, it is reasonably possible that certain tax positions may be settled and the unrecognized tax benefits would decrease by approximately $10 million.

We file tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. For our most significant operations, as of December 31, 2007, the oldest tax years that remain subject to examination are: United States — 2001, Canada — 2003, Germany — 2003, United Kingdom — 1995, Mexico — 2001, Brazil — 2003, and Australia — 2002.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

19.  Related Party Transactions

Balance Sheet
A summary of the balance sheet effect of transactions with GM, FIM Holdings, and affiliated companies is as follows:

December 31, ($ in millions)	2007	2006

Assets:
Available-for-sale investment in asset-backed security (a)	$35	$471
Finance receivables and loans, net of unearned income
Wholesale auto financing (b)	717	938
Term loans to dealers (b)	166	207
Lending receivables (c)	145	—
Investment in operating leases, net (d)	330	290
Notes receivable from GM (e)	1,868	1,975
Other assets
Receivable related to taxes due from GM (f)	—	317
Subvention receivables (rate and residual support)	365	—
Lease pull-ahead receivable	22
Other	60	50
Liabilities:
Unsecured debt
Notes payable to GM	585	60
Accrued expenses and other liabilities
Wholesale payable	466	499
Subvention receivables (rate and residual support)	—	(309)
Lease pull-ahead receivable	—	(62)
Other receivables (payables)	55	(100)
Preferred interests (g)	—	2,195
Equity:
Dividends to members (h)	—	9,739
Preferred interests (g)	1,052	—
Conversion of preferred membership interests (g)	1,121	—
Capital contributions received (i)	1,080	951
Preferred interest accretion to redemption value and dividends	192	295

(a)	In November 2006, GMAC retained an investment in a note secured by operating lease assets transferred to GM. As part of the transfer, GMAC provided a note to a trust, a wholly owned subsidiary of GM. The note is classified in investment securities on our Consolidated Balance Sheet.
(b)	Represents wholesale financing and term loans to certain dealerships wholly owned by GM or in which GM has an interest.
(c)	Primarily represents loans with various affiliates of FIM Holdings.
(d)	Includes vehicles, buildings, and other equipment classified as operating lease assets that are leased to GM-affiliated and FIM Holdings-affiliated entities.
(e)	During 2007 and 2006, we have also provided wholesale financing to GM for vehicles, parts, and accessories in which GM retains title while consigned to us or dealers in the UK, Italy, and Germany. The financing to GM remains outstanding until the title is transferred to the dealers. The amount of financing provided to GM under this arrangement varies based on inventory levels. Also included in the 2007 balance is the note receivable from GM referenced in (f) below.
(f)	In November 2006, GMAC transferred NOL tax receivables to GM for entities converting to an LLC. For all nonconverting entities, the amount was reclassified to deferred income taxes on our Consolidated Balance Sheet. At December 31, 2006, this balance represents a 2006 overpayment of taxes from GMAC to GM under our former tax-sharing arrangement and was included in accrued expenses and other liabilities on our Consolidated Balance Sheet.
(g)	During the fourth quarter of 2007, GM and FIM Holdings converted $1.1 billion of preferred membership interest into common equity interests. Refer to Note 1 for further discussion.
(h)	Amount includes cash dividends of $4.8 billion and noncash dividends of $4.9 billion in 2006. During the fourth quarter of 2006, in connection with the Sale Transactions, GMAC paid $7.8 billion of dividends to GM, which was composed of the following: (i) a cash dividend of $2.7 billion representing a one-time distribution to GM primarily to reflect the increase in GMAC’s equity resulting from the elimination of a portion of our net deferred tax liabilities arising from the conversion of GMAC and certain of our subsidiaries to a limited liability company; (ii) certain assets with respect to automotive leases owned by GMAC and its affiliates having a net book value of approximately $4.0 billion and related deferred tax liabilities of $1.8 billion; (iii) certain Michigan properties with a carrying value of approximately $1.2 billion to GM; (iv) intercompany receivables from GM related to tax attributes of $1.1 billion; (v) net contingent tax assets of $491 million; and (vi) other miscellaneous transactions.
(i)	During the first quarter of 2007, under the terms of the Sale Transactions, GM made a capital contribution of $1 billion to GMAC. The amount in 2006 was composed of the following: (i) approximately $801 million of liabilities related to U.S.- and Canadian-based, GM-sponsored, other postretirement programs and related deferred tax assets of $302 million; (ii) contingent tax liabilities of $384 million assumed by GM; and (iii) deferred tax assets transferred from GM of $68 million.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

Income Statement
A summary of the income statement effect of transactions with GM and affiliated companies is as follows:

Year ended December 31, ($ in millions)	2007	2006	2005

Net financing revenue:
GM and affiliates lease residual value support (a)	$1,024	$749	$507
Wholesale subvention and service fees from GM	269	207	159
Interest paid on loans from GM	(23)	(50)	(46)
Consumer lease payments from GM (b)	39	74	168
Insurance premiums earned from GM	254	334	384
Other income:
Interest on notes receivable from GM and affiliates	134	282	300
Interest on wholesale settlements (c)	179	183	150
Revenues from GM leased properties, net	13	93	79
Derivatives (d)	(6)	(2)	—
Other	18	—	—
Service fee income:
GMAC of Canada operating lease administration (e)	—	—	18
Rental car repurchases held for resale (f)	—	18	22
U.S. Automotive operating leases (g)	26	37	—
Expense:
Employee retirement plan costs allocated by GM	(1)	136	157
Off-lease vehicle selling expense reimbursement (h)	(38)	(29)	(17)
Payments to GM for services, rent, and marketing expenses (i)	156	106	131

(a)	Represents total amount of residual support and risk sharing paid (or invoiced) under the residual support and risk-sharing programs and deferred revenue related to the settlement of residual support and risk-sharing obligations for a portion of the lease portfolio in 2006, as described below.
(b)	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle, with the customer’s remaining payment obligation waived. For certain programs, GM compensates us for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle.
(c)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent wholesale settlements with GM are made before the expiration of transit, we receive interest from GM.
(d)	Represents income (loss) related to derivative transactions entered into with GM as counterparty.
(e)	GMAC of Canada, Limited administered operating lease receivables on behalf of GM of Canada, Limited (GMCL) and received a servicing fee, which was included in other income. As of October 2005, GMAC of Canada, Limited no longer administers these operating lease receivables.
(f)	Represents receive a servicing fee from GM related to the resale of rental car repurchases. At December 31, 2006, this program was terminated.
(g)	Represents servicing income related to automotive leases distributed to GM on November 22, 2006.
(h)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by us on off-lease vehicles sold by GM at auction.
(i)	We reimburse GM for certain services provided to us. This amount includes rental payments for our primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan, as well as exclusivity and royalty fees.

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

GM may also sponsor lease residual support programs as a way to lower customer monthly payments. Under residual support programs, the customer’s contractual residual value is adjusted above our standard residual values. Historically, GM reimbursed us at the time of the vehicle’s disposal if remarketing sales proceeds were less than the customer’s contractual residual value limited to our standard residual value. In addition to residual support programs, GM also participated in a risk-sharing arrangement whereby GM shared equally in residual losses to the extent that remarketing proceeds were below our standard residual values (limited to a floor).

In connection with the Sale Transactions, GM settled its estimated liabilities with respect to residual support and risk sharing on a portion of our operating lease portfolio and on the entire U.S. balloon retail receivables portfolio in a series of lump-sum payments. A negotiated amount totaling approximately $1.4 billion was agreed to by GM under these leases and balloon contracts and was paid to us. The payments were recorded as a deferred amount in accrued

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

expenses and other liabilities on our Consolidated Balance Sheet. As these contracts terminate and the vehicles are sold at auction, the payments are treated as a component of sales proceeds in recognizing the gain or loss on sale of the underlying assets. As of December 31, 2007, the remaining deferred amount is $749 million.

In addition, with regard to U.S. lease originations and all U.S. balloon retail contract originations occurring after April 30, 2006, that remained with us after the consummation of the Sale Transactions. GM agreed to begin payment of the present value of the expected residual support owed to us at the time of contract origination as opposed to after contract termination at the time of sale of the related vehicle. The residual support amount GM actually owes us is finalized as the leases actually terminate. Under the terms of the residual support program, in cases where the estimate was incorrect, GM may be obligated to pay us, or we may be obligated to reimburse GM. For the affected contracts originated during the year ended December 31, 2007, GM paid or agreed to pay us a total of $1.1 billion.

Based on the December 31, 2007, outstanding U.S. operating lease portfolio, the additional maximum amount that could be paid by GM under the residual support programs is approximately $1.1 billion and would only be paid in the unlikely event that the proceeds from the entire portfolio of lease assets were lower than both the contractual residual value and our standard residual rates. Based on the December 31, 2007, outstanding U.S. operating lease portfolio, the maximum amount that could be paid under the risk-sharing arrangements is approximately $1.1 billion and would only be paid in the unlikely event that the proceeds from all outstanding lease vehicles were lower than our standard residual rates.

Retail and lease contracts acquired by us that included rate and residual subvention from GM, payable directly or indirectly to GM dealers, as a percentage of total new retail installment and lease contracts acquired, were as follows:

Year ended December 31,	2007	2006

GM and affiliates rate subvented contracts acquired:
North American operations	85%	90%
International operations (a)	42%	52%

(a)	The decrease in 2007 is primarily due to a price repositioning in Mexico, which improved the competitiveness of nonsubvented products and increased Mexico’s retail penetration by 2% in comparison with 2006 levels.

Distribution of Operating Lease Assets
In connection with the sale by GM of a 51% interest in GMAC, on November 22, 2006, GMAC transferred to GM certain GMAC U.S. lease assets, along with related secured debt and other assets as described in Notes 8, 11, and 12, respectively. GMAC retained an investment in a note, which had a balance as of December 31, 2007, of $35 million secured by the lease assets distributed to GM as described in Note 5. GMAC continues to service the assets and related secured debt on behalf of GM and receives a fee for this service. As it does for other securitization transactions, GMAC is obligated as servicer to repurchase any lease asset that is in breach of any of the covenants of the securitization documents. In addition, in a number of the transactions securitizing the lease assets transferred to GM, the trusts issued one or more series of floating-rate debt obligations and entered into primary derivative transactions to remove the market risk associated with funding the fixed payment lease assets with floating interest rate debt. To facilitate these securitization transactions, GMAC entered into secondary derivative transactions with the primary derivative counterparties, essentially offsetting the primary derivatives. As part of the distribution, GM assumed the rights and obligations of the primary derivative whereas GMAC retained the secondary, leaving both companies exposed to market value movements of their respective derivatives. GMAC and GM have subsequently entered into derivative transactions with each other intended to offset the exposure each party has to its component of the primary and secondary derivatives.

Exclusivity Arrangement
GM and GMAC have entered into several service agreements, which codify the mutually beneficial historical relationship between GM and GMAC. In connection with the agreements, GMAC has been granted a 10-year exclusivity right covering U.S. subvented automotive consumer business that ends in November 2016. In return for this exclusivity, GMAC will pay GM an annual exclusivity fee of $75 million and is committed to provide financing to GM customers in accordance with historical practices. Specifically, in connection with the U.S. Consumer Financing Agreement, GMAC must meet certain targets with respect to consumer retail and lease financings of new GM vehicles. If the contractual commitments are not met, GM may assess financial penalties to GMAC, or even rescind GMAC’s exclusivity rights. The agreement provides GMAC ample flexibility to provide GM with required financing support without compromising GMAC’s underwriting standards.

In addition, we have entered into various services agreements with GM designed to document and maintain the current and historical relationship between us. We are required to pay GM fees in connection with certain of these agreements related to our financing of GM consumers and dealers in certain parts of the world.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

Royalty Arrangement
For certain insurance products, GM and GMAC have entered into the Intellectual Property License Agreement for the right of GMAC to use the GM name on certain insurance products. In exchange, GMAC will pay to GM a minimum annual guaranteed royalty fee of $15 million.

Other
GM also provides payment guarantees on certain commercial assets we have outstanding with certain third-party customers. As of December 31, 2007 and 2006, commercial obligations guaranteed by GM were $107 million and $216 million, respectively. In addition, we have a consignment arrangement with GM for commercial inventories in Europe. As of December 31, 2007 and 2006, commercial inventories related to this arrangement were $90 million and $151 million, respectively, and are reflected in other assets on our Consolidated Balance Sheet.

GM Call Option
GM retains an option to repurchase certain assets from us related to the Automotive Finance operations of our North American operations and our International operations. This option, which was granted pursuant to the Purchase and Sale Agreement, expires on the earlier of (i) November 2016 and (ii) the date upon which GM’s common equity interest in GMAC falls below 15%. GM’s exercise of the option is conditional on GM’s credit rating being investment grade or higher than our credit rating. The call option price will be calculated as the higher of (i) fair market value, determined in accordance with procedures set forth in the Purchase and Sale Agreement, or (ii) 9.5 times the consolidated net income of our Automotive Finance operations in either the calendar year the call option is exercised or the calendar year immediately following the year the call option is exercised. As required by the Purchase and Sale Agreement, we have created a subsidiary and have contributed to it certain Automotive Finance assets to facilitate GM’s potential exercise of the call option.

20.  Comprehensive Income

Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments, cash flow hedging activities, and SFAS 158 adoption. The following table presents the components and annual activity in other comprehensive income:

	Unrealized			Cumulative	Accumulated
	gains (losses)			effect of	other
Year ended December 31,	on investment	Translation	Cash flow	SFAS 158	comprehensive
($ in millions)	securities (a)	adjustments (b)	hedges	adoption	income (loss)

Balance at December 31, 2004	$626	$366	$176	$—	$1,168
2005 net change	(89)	(295)	46	—	(338)

Balance at December 31, 2005	537	71	222	—	830
2006 net change	(431)	291	(205)	—	(345)

Balance at December 31, 2006	106	362	17	—	485
2007 net change	(14)	490	(26)	17	467

Balance at December 31, 2007	$92	$852	($9)	$17	$952

(a)	Primarily represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.
(b)	Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar. Net change amounts are net of tax expense of $11 million, tax benefit of $37 million, and tax benefit $35 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The net changes in the following table represent the sum of net unrealized gains (losses) of available-for-sale securities and net unrealized gains (losses) on cash flow hedges with the respective reclassification adjustments. Reclassification adjustments are amounts recognized in net income during the current year and that were reported in other comprehensive income in previous years. The 2006 amounts also include the cumulative effect of a change in accounting principle due to the adoption of SFAS 156. SFAS 156, upon initial adoption, permitted a one-time reclassification of available-for-sale securities to trading securities for securities, which were identified as offsetting an entity’s exposure or liabilities that a servicer elects to subsequently measure at fair value.

Year ended December 31,
($ in millions)	2007	2006	2005

Available-for-sale securities:
Cumulative effect of a change in accounting principle, net of taxes:
Transfer of unrealized loss for certain available-for-sale securities	$—	$17	$—
Net unrealized (losses) gains arising during the period, net of taxes (a)	(1)	204	(11)
Reclassification adjustment for net gains included in net income, net of taxes (b)	(13)	(652)	(78)

Net change	(14)	(431)	(89)

Cash flow hedges:
Net unrealized (losses) gains on cash flow hedges, net of taxes (c)	(71)	(207)	45
Reclassification adjustment for net losses included in net income, net of taxes (d)	45	2	1

Net change	($26)	($205)	$46

(a)	Net of tax expense of $24 million for 2007, tax expense of $106 million for 2006, and tax benefit of $6 million for 2005.
(b)	Net of tax expense of $8 million for 2007, $351 million for 2006, and $42 million for 2005.
(c)	Net of tax benefit of $12 million for 2007, tax benefit of $121 million for 2006, and tax expense of $23 million for 2005.
(d)	Net of tax benefit of $12 million for 2007, and $1 million for 2006, and 2005.

21.  Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which a financial instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based upon appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein is based on information available at December 31, 2007 and 2006. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates; therefore, the current estimates of fair value at dates after December 31, 2007 and 2006, could differ significantly from these amounts.

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

	2007		2006
	Carrying	Fair	Carrying	Fair
December 31, ($ in millions)	value	value	value	value

Financial assets
Investment securities	$16,740	$16,740	$16,791	$16,791
Loans held for sale	20,559	20,852	27,718	28,025
Finance receivables and loans, net	124,759	122,378	170,870	171,076
Notes receivable from GM	1,868	1,868	1,975	1,975
Derivative assets	4,448	4,448	2,544	2,544
Financial liabilities
Debt (a)	193,547	179,400	237,338	237,733
Deposit liabilities	12,851	13,020	9,566	9,566
Derivative liabilities	1,311	1,311	1,745	1,745

(a)	Debt includes deferred interest for zero-coupon bonds of $399 million and $353 million for 2007 and 2006, respectively.

The following describes the methodologies and assumptions used to determine fair value for the respective classes of financial instruments.

Investment Securities
Bonds, equity securities, notes, and other available-for-sale investment securities are carried at fair value, which is primarily based on quoted market prices. The fair value of mortgage-related trading securities is based on market quotes to the extent available, discounted using market prepayment assumptions, and discount rates. If external quotes are not available, valuations are based on internal valuation models using market-based assumptions. Held-to-maturity investment securities are carried at amortized cost. The fair value of the held-to-maturity investment securities is based on valuation models using market-based assumptions. Interests in securitization trusts are carried at fair value based on expected cash flows discounted at current market rates.

Loans Held for Sale
The fair value of loans held for sale is based upon actual prices received on recent sales of loans and securities to investors and projected prices obtained through investor indications considering interest rates, loan type, and credit quality.

Finance Receivables and Loans, Net
The fair value of finance receivables is estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to each category of finance receivables. The carrying value of wholesale receivables and other automotive and mortgage lending receivables for which interest rates reset on a short-term basis with applicable market indices are assumed to approximate fair value either because of the short-term nature or because of the interest rate adjustment feature. The fair value of mortgage loans held for investment is based on discounted cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality; the net realizable value of collateral; and/or the estimated sales price based on quoted market prices where available or actual prices received on comparable sales of mortgage loans to investors.

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

Debt
The fair value of debt is determined by using quoted market prices for the same or similar issues, if available, or based on the current rates offered to us for debt with similar remaining maturities. Commercial paper, master notes, and demand notes have an original term of less than 270 days; therefore, the carrying amount of these liabilities is considered to approximate fair value.

Deposit Liabilities
Deposit liabilities represent certain consumer bank deposits as well as mortgage escrow deposits. The fair value of deposits with no stated maturity is equal to their carrying

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

amount. The fair value of fixed-maturity deposits was estimated by discounting cash flows using currently offered rates for deposits of similar maturities.

22.  Variable Interest Entities

The following describes the variable interest entities that we have consolidated or in which we have a significant variable interest as described in Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R).

Automotive finance receivables — In certain securitization transactions, we transfer consumer finance receivables and wholesale lines of credit into bank-sponsored, multiseller, commercial paper conduits. These conduits provide a funding source to us (as well as other transferors into the conduit) as they fund the purchase of the receivables through the issuance of commercial paper. Total assets outstanding in these bank-sponsored conduits approximated $12.4 billion as of December 31, 2007. Although we have variable interests in these conduits, we are not considered to be the primary beneficiary, as we do not retain the majority of the expected losses or returns. Our maximum exposure to loss because of our involvement with these nonconsolidated variable interest entities is $152 million and would only be incurred in the event of a complete loss on the assets that we transferred.

Mortgage warehouse funding — Our ResCap operations transfer residential mortgage loans, lending receivables, home equity loans, and lines of credit pending permanent sale or securitization through various structured finance arrangements to provide funds for the origination and purchase of future loans. These structured finance arrangements include transfers to warehouse funding entities, including GMAC and bank-sponsored commercial paper conduits. Transfers of assets into each facility are accounted for as either sales (off-balance sheet) or secured financings (on-balance sheet) based on the provisions of SFAS 140. However, in either case, creditors of these facilities have no legal recourse to our general credit. Some of these warehouse funding entities represent variable interest entities under FIN 46R.

Management has determined that for certain mortgage warehouse funding facilities, we are the primary beneficiary, and as such, we consolidate the entities in accordance with FIN 46R. The assets of these residential mortgage warehouse entities totaled $7.7 billion at December 31, 2007, the majority of which are included in loans held for sale, on our Consolidated Balance Sheet. The beneficial interest holders of these variable interest entities do not have legal recourse to our general credit.

Residential mortgage loan alliances — ResCap has invested in strategic alliances with several mortgage loan originators. These alliances may include common or preferred equity investments, working capital or other subordinated lending, and warrants. In addition to warehouse lending arrangements, management has determined that we do not have the majority of the expected losses or returns and as such, consolidation is not appropriate. Total assets in these alliances were $32 million at December 31, 2007. Our maximum exposure to loss under these alliances, including commitments to lend additional funds or purchase loans at above-market rates, is $16 million at December 31, 2007.

Construction and real estate lending — We use a special-purpose entity to finance construction-lending receivables. This special-purpose entity purchases and holds the receivables and funds the majority of the purchases through financing obtained from third-party asset-backed commercial paper conduits.

The results of our variable interest analysis indicate that we are the primary beneficiary, and as such, we consolidate the entity. The assets in this entity totaled $2.6 billion and $2.1 billion at December 31, 2007 and 2006, respectively, which are included in finance receivables and loans, net of unearned income, on our Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to our general credit.

We have subordinated real estate lending arrangements with certain entities. These entities are created to develop land and construct properties. Management has determined that we do not have the majority of the expected losses or returns, and as such, consolidation is not appropriate. Total assets in these entities were $549 million at December 31, 2007, of which $195 million represents our maximum exposure to loss.

Warehouse lending — We have a facility in which we transfer mortgage warehouse lending receivables to a 100% owned SPE that then sells a senior participation interest in the receivables to an unconsolidated QSPE. The QSPE funds the purchase of the participation interest from the SPE through financing obtained from third-party asset-backed commercial paper conduits. The SPE funds the purchase of the receivables from us with cash obtained from the QSPE, as well as a subordinated loan and/or an equity contribution from us. The senior participation interest sold to the QSPE and the commercial paper issued were not included in our assets or liabilities in 2004. However, the QSPE was terminated and a new SPE was created in 2005. As a result, the senior participation interest sold and commercial paper issued were included on our Consolidated Balance Sheet at December 31, 2007 and 2006, respectively. Once the receivables have been sold, they may not be purchased by us except in very limited circumstances, such as a breach in representations or warranties.

Management has determined that we are the primary beneficiary of the SPE, and as such, consolidates the entity. The assets of the SPE totaled $514 million and $14.5 billion at December 31, 2007 and 2006, respectively, which are included

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

in finance receivables and loans, net of unearned income, on our Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to our general credit.

Collateralized debt obligations (CDOs) — Our ResCap operations sponsors and manages the collateral of certain CDOs. Under CDO transactions, a trust is established that purchases a portfolio of securities and issues debt and equity certificates, representing interests in the portfolio of assets. Bonds representing the collateral for the CDO include both those issued by us from loan securitizations and those issued by third parties. In addition to receiving variable compensation for managing the portfolio, we sometimes retain equity investments in the CDOs.

Management has determined that for certain CDO entities, we are the primary beneficiary, and as such, we consolidate the entities. The assets in these entities totaled $363 million and $732 million at December 31, 2007 and 2006, respectively, the majority of which are included in investment securities on our Consolidated Balance Sheet. The beneficial interest holders of these variable interest entities do not have legal recourse to our general credit.

Commercial finance receivables — We have a facility in which we transfer commercial lending receivables to a 100% owned SPE, which, in turn, issues notes received to third-party financial institutions, GMAC Commercial Finance, and asset-backed commercial paper conduits. The SPE funds the purchase of receivables from us with cash obtained from the sale of notes. Management has determined that we are the primary beneficiary of the SPE and, as such, consolidates the entity. The assets of the SPE totaled $1.7 billion as of December 31, 2007, and are included in finance receivables and loans, net of unearned income, on our Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to our general credit.

In other securitization transactions, we transfer commercial trade receivables into bank-sponsored multiseller commercial paper conduits. These conduits provide a funding source to us (as well as other transferors into the conduit) as they fund the purchase of the receivables through the issuance of commercial paper. Total assets outstanding in these bank-sponsored conduits approximated $2.0 billion as of December 31, 2007. Although we have a variable interest in these conduits, we may at our discretion prepay all or any portion of the loans at any time.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

23.  Segment and Geographic Information

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

	Automotive Finance
	operations (a)
	North
	American	International
Year ended December 31, ($ in millions)	operations (b)	operations (c)	ResCap	Insurance	Other (b)(d)	Consolidated

2007
Net financing revenue	$90	$824	$36	$—	$546	$1,496
Other revenue	3,151	890	1,640	4,902	(280)	10,303

Total net revenue	3,241	1,714	1,676	4,902	266	11,799
Provision for credit losses	390	120	2,580	—	6	3,096
Impairment of goodwill and other intangible assets	—	—	455	—	—	455
Other noninterest expense	1,642	1,090	3,023	4,235	200	10,190

Income (loss) before income tax expense	1,209	504	(4,382)	667	60	(1,942)
Income tax expense (benefit) expense	110	118	(36)	208	(10)	390

Net income (loss)	$1,099	$386	($4,346)	$459	$70	($2,332)

Total assets	$125,235	$36,129	$81,260	$13,770	($8,684)	$247,710

2006
Net financing revenue	($291)	$765	$958	$—	$770	$2,202
Other revenue	3,081	806	3,360	5,616	(243)	12,620

Total net revenue	2,790	1,571	4,318	5,616	527	14,822
Provision for credit losses	425	85	1,334	—	156	2,000
Impairment of goodwill and other intangible assets	—	—	—	—	840	840
Other noninterest expense	1,614	1,065	2,568	3,990	517	9,754

Income (loss) before income tax expense	751	421	416	1,626	(986)	2,228
Income tax expense (benefit)	(184)	113	(289)	499	(36)	103

Net income (loss)	$935	$308	$705	$1,127	($950)	$2,125

Total assets	$103,506	$31,097	$130,569	$13,424	$8,843	$287,439

2005
Net financing revenue	($419)	$877	$1,352	$—	$1,152	$2,962
Other revenue	3,108	809	3,508	4,259	271	11,955

Total net revenue	2,689	1,686	4,860	4,259	1,423	14,917
Provision for credit losses	313	102	626	—	33	1,074
Impairment of goodwill and other intangible assets	—	—	—	—	712	712
Other noninterest expense	1,216	1,018	2,607	3,627	1,184	9,652

Income (loss) before income tax expense	1,160	566	1,627	632	(506)	3,479
Income tax expense (benefit)	415	158	606	215	(197)	1,197

Net income (loss)	$745	$408	$1,021	$417	($309)	2,282

Total assets	$128,868	$27,285	$118,608	$12,624	$33,172	$320,557

(a)	North American operations consist of automotive financing in the United States and Canada. International operations consist of automotive financing and full-service leasing in all other countries and Puerto Rico through March 31, 2006. Beginning April 1, 2006, Puerto Rico is included in North American operations.
(b)	Refer to Note 1 for a description of changes to historical financial data for North American operations and Other operating segment.
(c)	Amounts include intrasegment eliminations between the North American operations and International operations.
(d)	Represents our Commercial Finance business, Capmark, certain corporate activities and reclassifications and elimination between the reporting segments. The financial results for 2006 reflect our approximately 21% equity interest in Capmark commencing March 23, 2006, whereas the 2005 financial results represent Capmark as wholly owned. At December 31, 2007, total assets were $5.3 billion for the Commercial Finance business, and ($14.0) billion in corporate intercompany activity, reclassifications, and eliminations.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

Information concerning principal geographic areas was as follows:

		Long-lived
Year ended December 31, ($ in millions)	Revenue (a)	assets (b)

2007
Canada	$522	$9,861
Europe	1,177	2,725
Latin America	1,075	186
Asia-Pacific	86	238

Total foreign	2,860	13,010
Total domestic	8,939	19,897

Total	$11,799	$32,907

2006
Canada	$596	$8,447
Europe	1,642	2,357
Latin America	924	138
Asia-Pacific	79	201

Total foreign	3,241	11,143
Total domestic	11,581	13,619

Total	$14,822	$24,762

2005
Canada	$539	$7,784
Europe	1,693	2,740
Latin America	864	121
Asia-Pacific	77	201

Total foreign	3,173	10,846
Total domestic	11,744	22,119

Total	$14,917	$32,965

(a)	Revenue consists of total net financing revenue and other revenue as presented in our Consolidated Statement of Income.
(b)	Consists of net operating leases assets and net property and equipment.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

24.  Restructuring Charges

On October 17, 2007, ResCap announced a restructuring plan that would reduce its workforce, streamline its operations and revise its cost structure to enhance its flexibility, allowing ResCap to scale operations up or down more rapidly to meet changing market conditions. The restructuring plan announced included reducing the ResCap worldwide workforce by approximately 25%, or approximately 3,000 associates, with the majority of these reductions occurring in the fourth quarter of 2007. This reduction in workforce was in addition to measures undertaken in the first half of 2007 when 2,000 positions were eliminated.

In the fourth quarter, ResCap incurred restructuring costs related to severance and related costs associated with the workforce reduction of $58 million, contract termination costs related to closure of facilities of $46 million, and asset write-downs of $23 million.

Additionally, in the fourth quarter, our North American Automotive Finance operations and Insurance operations incurred restructuring costs related to severance and related costs of $4 million each.

The restructuring charges primarily include severance pay, the buyout of employee agreements and lease terminations. The following table summarizes by category, restructuring charge activity for the year ended December 31, 2007:

			Cash paid
	Liability	Restructuring	or otherwise	Liability
	balance at	charges through	settled through	balance at
($ in millions)	September 30, 2007	December 31, 2007	December 31, 2007	December 31, 2007

Restructuring charges:
Employee severance	$—	$66	($34)	$32
Lease termination	—	68	(23)	45

Total restructuring charges	$—	$134	($57)	$77

25.  Guarantees, Commitments, Contingencies and Other Risks

Guarantees
Guarantees are defined as contracts or indemnification agreements that contingently require us to make payments to third parties based on changes in an underlying agreement that is related to a guaranteed party. The following summarizes our outstanding guarantees made to third parties on our Consolidated Balance Sheet, for the periods shown.

	2007		2006
	Maximum	Carrying value	Maximum	Carrying value
December 31, ($ in millions)	liability	of liability	liability	of liability

Standby letters of credit	$161	$40	$191	$37
Securitization and sales:
HLTV and international securitizations	67	—	108	—
Agency loan	6,005	—	6,390	—
Guarantees for repayment of third-party debt	543	—	617	—
Repurchase guarantees	135	—	204	—
Nonfinancial guarantees	211	—	233	—
Other guarantees	185	8	223	4

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

High loan-to-value (HLTV) and international securitizations — Our ResCap operations have entered into agreements to provide credit loss protection for certain HLTV and international securitization transactions. The maximum potential obligation for certain agreements is equal

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

to the lesser of a specified percentage of the original loan pool balance or a specified percentage of the current loan pool balance. We are required to perform on our guaranty obligation when the bond insurer makes a payment under the bond insurance policy. We pledged mortgage loans held for sale totaling $32 million and $60 million and cash of $0 million and $9 million as collateral for these obligations as of December 31, 2007 and 2006, respectively. For certain other HLTV securitizations, the maximum obligation is equivalent to the pledged collateral amount. We pledged mortgage loans held for sale totaling $51 million and $57 million as collateral for these obligations as of December 31, 2007 and 2006, respectively. The event which will require us to perform on our guaranty obligation occurs when the security credit enhancements are exhausted and losses are passed through to over the counter dealers. The guarantees terminate the first calendar month during which the aggregate note amount is reduced to zero.

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

Our Commercial Finance Group provides credit protection to third parties that guarantee payment of specified financial obligations of the third parties customers, without purchasing the obligations.

Repurchase guarantees — Our ResCap operations have issued repurchase guarantees to buyers of certain mortgage loans whereby, if a closing condition or document deficiency is identified by an investor after the closing, we may be required to indemnify the investor if the loan becomes delinquent.

Nonfinancial guarantees — In connection with the sale of approximately 79% of our equity in Capmark, we were released from all financial guarantees related to the former GMAC Commercial Holdings business. Certain nonfinancial guarantees did survive closing, but are indemnified by Capmark for payment made or liabilities incurred by us in connection with these guarantees.

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

Our ResCap operations have guaranteed certain amounts related to servicing advances, set-aside letters, and credit enhancement and performance guarantees.

In connection with certain asset sales and securitization transactions, we typically deliver standard representations and warranties to the purchaser regarding the characteristics of the underlying transferred assets. These representations and warranties conform to specific guidelines, which are customary in securitization transactions. These clauses are intended to ensure that the terms and conditions of the sales contracts are met upon transfer of the asset. Before any sale or securitization transaction, we perform due diligence with respect to the assets to be included in the sale to ensure they meet the purchaser’s requirements, as expressed in the representations and warranties. Due to these procedures, we believe the potential for loss under these arrangements is remote. Accordingly, no liability is reflected on our Consolidated Balance Sheet related to these potential obligations. The maximum potential amount of future payments we could be required to make would be equal to the current balances of all assets subject to these securitization or sale activities. We do not monitor the total value of assets historically transferred to securitization vehicles or through other asset sales. Therefore, we are unable to develop an estimate of the maximum payout under these representations and warranties.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

Commitments
Financing Commitments
The contract amount and gain and loss positions of financial commitments were as follows:

	2007			2006
	Contract	Gain	Loss	Contract	Gain	Loss
December 31, ($ in millions)	amount	position	position	amount	position	position

Commitments to:
Originate/purchase mortgages or securities (a)	$6,464	$6	($22)	$14,248	$—	($48)
Sell mortgages or securities (a)	11,958	6	(29)	20,702	28	(1)
Remit excess cash flows on certain loan portfolios (b)	—	—	—	5,334	39	—
Sell retail automotive receivables (c)	17,500	—	—	21,500	—	—
Provide capital to equity-method investees (d)	273	—	—	278	—	—
Fund construction lending (e)	127	—	—	352	—	—
Unused mortgage lending commitments (f)	8,063	—	—	9,019	—	—
Bank certificates of deposit	8,116	—	—	6,686	—	—
Unused revolving credit line commitments (g)	6,361	—	—	7,381	—	—

(a)	The fair value is estimated using published market information associated with commitments to sell similar instruments. Included as of December 31, 2007 and 2006 are commitments accounted for as derivatives with a contract amount of $18,118 million and $37,082 million, a gain position of $11 million and $28 million, and a loss position of $41 million and $49 million, respectively.
(b)	Under certain residential mortgage purchase agreements, we are committed to remitting to its shared execution partners’ cash flows that exceed a required rate of return less credit loss reimbursements to the mortgage originators. This commitment is accounted for as a derivative.
(c)	We have entered into agreements with third-party banks to sell automotive retail receivables in which we transfer all credit risk to the purchaser (whole loan sales).
(d)	We are committed to lend equity capital to certain private equity funds. The fair value of these commitments is considered in the overall valuation of the underlying assets with which they are associated.
(e)	We are committed to fund the completion of the development of certain lots and model homes up to the amount of the agreed upon amount per project.
(f)	The fair value of these commitments is considered in the overall valuation of the related assets.
(g)	The unused portions of revolving lines of credit reset at prevailing market rates and, as such, approximate market value.

The mortgage lending and revolving credit line commitments contain an element of credit risk. Management reduces its credit risk for unused mortgage lending and unused revolving credit line commitments by applying the same credit policies in making commitments as it does for extending loans. We typically require collateral as these commitments are drawn.

Lease Commitments
Future minimum rental payments required under operating leases, primarily for real property, with noncancelable lease terms expiring after December 31, 2007, are as follows:

Year ended December 31, ($ in millions)

2008	$200
2009	153
2010	124
2011	88
2012	71
2013 and thereafter	165

Total minimum payment required	$801

Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $227 million, $230 million, and $224 million in 2007, 2006, and 2005 respectively.

Contractual Commitments — We have entered into multiple agreements for information technology, marketing and advertising, and voice and communication technology and maintenance. Many of the agreements are subject to variable price provisions, fixed or minimum price provisions, and termination or renewal provisions. Future payment obligations under these agreements totaled $3,117 million and are due as follows: $2,505 million in 2008, $382 million in 2009 and 2010, $165 million in 2011 and 2012, and $65 million after 2013.

Extended Service and Maintenance Contract Commitments — Extended service contract programs provide consumers with expansions and extensions of vehicle warranty coverage for specified periods of time and mileages. The coverage generally provides for the repair or replacement of components in the event of failure. The terms

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

of these contracts, which are sold through automobile dealerships and direct mail, range from 3 to 120 months.

The following table presents an analysis of activity in unearned service contract revenue.

Year ended December 31, ($ in millions)	2007	2006

Balance at beginning of year	$3,161	$3,159
Written service contract revenue	1,134	1,215
Earned service contract revenue	(1,353)	(1,207)
Foreign currency translation effect	5	(6)

Balance at end of year	$2,947	$3,161

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

Other Contingencies
We are subject to potential liability under various other exposures including tax, nonrecourse loans, self-insurance, and other miscellaneous contingencies. We establish reserves for these contingencies when the item becomes probable and the costs can be reasonably estimated. The actual costs of resolving these items may be substantially higher or lower than the amounts reserved for any one item. Based on information currently available, it is the opinion of management that the eventual outcome of these items will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Other Risks
Loans Sold with Recourse
Our outstanding recourse obligations were as follows:

December 31, ($ in millions)	2007	2006

Loans sold with recourse (a)	$249	$800
Maximum exposure on loans sold with recourse (b):
Full exposure	127	189
Limited exposure	28	58

Total exposure	$155	$247

(a)	Represents loans sold in the normal course of the securitization process with various forms of representations for early payment defaults.
(b)	Maximum recourse exposure is net of amounts reinsured with third parties totaling $1 million and $1 million at December 31, 2007 and 2006, respectively.

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

The majority of our finance receivables and loans and operating lease assets are geographically diversified throughout the United States. Outside the United States, finance receivables and loans and operating lease assets are concentrated in Canada, Germany, the United Kingdom, Italy, Australia, Mexico, and Brazil.

Our Insurance operations have a concentration of credit risk related to loss and loss adjustment expenses and prepaid reinsurance ceded to certain state insurance funds. Michigan insurance law and our large market share in North Carolina, result in credit exposure to the Michigan Catastrophic Claims Association and the North Carolina Reinsurance Facility totaling $819 million and $909 million at December 31, 2007 and 2006, respectively.

We originate and purchase residential mortgage loans that have contractual features that may increase our exposure to credit risk and thereby result in a concentration of credit risk. These mortgage loans include loans that may subject

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

borrowers to significant future payment increases, create the potential for negative amortization of the principal balance or result in high loan-to-value ratios. These loan products include interest only mortgages (classified as prime conforming or nonconforming for domestic production and prime nonconforming or nonprime for international production), option adjustable rate mortgages (prime nonconforming), high loan-to-value mortgage loans (nonprime), and teaser rate mortgages (prime or nonprime). Our total loan production related to these products and our combined exposure related to these products recorded in finance receivables and loans and loans held for sale (unpaid principal balance) for the years ended and as of December 31, 2007 and 2006 is summarized as follows:

			Unpaid principal
	Loan production		as of
	for the year		December 31,
($ in millions)	2007	2006	2007	2006

Interest only mortgages	$30,058	$48,335	$18,218	$22,416
Option adjustable rate mortgages	7,595	18,308	1,695	1,955
High loan-to-value (100% or more) mortgages	5,897	8,768	5,824	11,978
Below market initial rate (teaser) mortgages	38	257	1	192

•	Interest-only mortgages — Allow interest-only payments for a fixed period. At the end of the interest-only period, the loan payment includes principal payments and increases significantly. The borrower’s new payment, once the loan becomes amortizing (i.e., includes principal payments), will be greater than if the borrower had been making principal payments since the origination of the loan.

•	Option adjustable rate mortgages — Permit a variety of repayment options. The repayment options include minimum, interest-only, fully amortizing 30-year, and fully amortizing 15-year payments. The minimum payment option sets the monthly payment at the initial interest rate for the first year of the loan. The interest rate resets after the first year, but the borrower can continue to make the minimum payment. The interest-only option sets the monthly payment at the amount of interest due on the loan. If the interest-only option payment would be less than the minimum payment, the interest-only option is not available to the borrower. Under the fully amortizing 30- and 15-year payment options, the borrower’s monthly payment is set based on the interest rate, loan balance, and remaining loan term.

•	High loan-to-value mortgages — Defined as first-lien loans with loan-to-value ratios in excess of 100% or second-lien loans that when combined with the underlying first-lien mortgage loan result in a loan-to-value ratio in excess of 100%.

•	Below market rate (teaser) mortgages — Contain contractual features that limit the initial interest rate to a below market interest rate for a specified time period with an increase to a market interest rate in a future period. The increase to the market interest rate could result in a significant increase in the borrower’s monthly payment amount.

All of the mortgage loans we originate and most of the mortgages we purchase (including the higher risk loans in the preceding table) are subject to our underwriting guidelines and loan origination standards. This includes guidelines and standards that we have tailored for these products and include a variety of factors, including the borrower’s capacity to repay the loan, their credit history, and the characteristics of the loan, including certain characteristics summarized in the table that may increase our credit risk. When we purchase mortgage loans from correspondent lenders, we either re-underwrite the loan before purchase or delegate underwriting responsibility to the correspondent originating the loan. We believe our underwriting procedures adequately consider the unique risks that may come from these products. We conduct a variety of quality control procedures and periodic audits to ensure compliance with our origination standards, including our criteria for lending and legal requirements. We leverage technology in performing both our underwriting process and our quality control procedures.

Capital Requirements
Certain of our international subsidiaries are subject to regulatory and other requirements of the jurisdictions in which they operate. These entities either operate as banks or regulated finance companies in their local markets. The regulatory restrictions primarily dictate that these subsidiaries meet certain minimum capital requirements, restrict dividend distributions and require that some assets be restricted. To date, compliance with these various regulations has not had a materially adverse effect on our financial position, results of operations or cash flows. Total assets in these entities approximated $17.7 billion and $15.5 billion as of December 31, 2007 and 2006, respectively.

GMAC Bank, which provides services to both the Automotive and ResCap operations, is licensed as an industrial bank pursuant to the laws of Utah, and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC). GMAC is required to file periodic reports with the FDIC concerning its financial condition. Assets in GMAC Bank totaled $28.4 billion at December 31, 2007. As of December 31, 2005, certain depository institution assets were held at a Federal savings bank that was wholly owned by ResCap. Effective November 22, 2006, substantially all of

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

these federal savings bank assets and liabilities were transferred at book value to GMAC Bank.

As of December 31, 2007, we have met all regulatory requirements and were in compliance with the minimum capital requirements.

On June 24, 2005, we entered into an operating agreement with GM and ResCap, the holding company for our residential mortgage business, to create separation between GM and us, on the one hand, and ResCap, on the other. The operating agreement restricts ResCap’s ability to declare dividends or prepay subordinated indebtedness to us. This operating agreement was amended on November 27, 2006, and again on November 30, 2006, in conjunction with the Sale Transactions. Among other things, these amendments removed GM as a party to the agreement.

The restrictions contained in the ResCap operating agreement include the requirements that ResCap’s member’s equity be at least $6.5 billion for dividends to be paid. If ResCap is permitted to pay dividends pursuant to the previous sentence, the cumulative amount of these dividends may not exceed 50% of our cumulative net income (excluding payments for income taxes from our election for federal income tax purposes to be treated as a limited liability company), measured from July 1, 2005, at the time the dividend is paid. These restrictions will cease to be effective if ResCap’s member’s equity has been at least $12 billion as of the end of each of two consecutive fiscal quarters or if we cease to be the majority owner. In connection with the Sale Transactions, GM was released as a party to this operating agreement, but it remains in effect between ResCap and us. At December 31, 2007, ResCap had consolidated equity of approximately $6.0 billion.

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

Under various U.S. state insurance regulations, dividend distributions may be made only from statutory unassigned surplus, and the state regulatory authorities must approve these distributions if they exceed certain statutory limitations. As of the December 31, 2007, the maximum dividend that could be paid by the insurance subsidiaries over the next twelve months without prior statutory approval approximates $380 million.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

26.  Quarterly Financial Statements (unaudited)

2007 ($ in millions)	First quarter	Second quarter	Third quarter		Fourth quarter

Net financing revenue	$544	$408	$390		$154
Total other revenue	2,436	2,867	1,863		3,137

Total net revenue	2,980	3,275	2,253		3,291
Provision for credit losses	681	430	964		1,021
Impairment of goodwill and other intangible assets	—	—	455		—
Other noninterest expense	2,454	2,393	2,498		2,845

Income (loss) before income tax expense	(155)	452	(1,664)		(575)
Income tax expense (benefit)	150	159	(68)		149

Net income (loss)	($305)	$293	($1,596)		($724)

2006 ($ in millions)	First quarter	Second quarter	Third quarter		Fourth quarter

Net financing revenue	$451	$397	$633		$721
Total other revenue	2,899	3,522	3,015		3,184

Total net revenue	3,350	3,919	3,648		3,905
Provision for credit losses	166	268	503		1,063
Impairment of goodwill and other intangible assets	—	—	840		—
Other noninterest expense	2,467	2,504	2,295		2,488

Income (loss) before income tax expense	717	1,147	10		354
Income tax expense (benefit)	222	360	183		(662	) (b)

Net income (loss)	$495	$787	($173	) (a)	$1,016

(a)	Decline in third quarter 2006 net income primarily relates to goodwill impairment taken at our Commercial Finance business. Refer to Note 11.
(b)	Effective November 28, 2006, GMAC, along with certain U.S. subsidiaries, became disregarded or pass-through entities for U.S. federal income tax purposes. Due to our change in tax status, a net deferred tax liability was eliminated through income tax expense totaling $791 million.

27.  Subsequent Event

On February 20, 2008, we announced a restructuring of our North American Automotive Finance operations to reduce costs, streamline operations, and position the business for scalable growth.

The restructuring will include merging a number of separate business offices into five regional business centers located in the areas of Atlanta, Chicago, Dallas, Pittsburgh, and Toronto. The plan includes reducing the North American Automotive Finance operations workforce by approximately 930 employees, which represents about 15 percent of the 6,275 employees of these operations. These actions are planned to occur largely by the end of 2008.

We expect to incur restructuring charges of approximately $65 million to $85 million, which includes costs related to severance and other employee-related costs of approximately $60 million to $70 million and the closure of facilities of approximately $5 million to $15 million. These charges will be incurred over the course of 2008, with the majority of the charges occurring in the second half of the year. The charges are expected to result in future cash expenditures of approximately $65 million to $85 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on our evaluation, GMAC’s Chief Executive and Chief Financial Officers each concluded that our disclosure controls and procedures were effective as of December 31, 2007.

As previously disclosed in our Form 10-Q for the quarter ended June 30, 2007, management concluded that our disclosure controls and procedures were not effective because of a material weakness in internal control over financial reporting with respect to ineffective controls over the adherence to formal change management control process and controls related to the review of account reconciliations, specifically controls over the preparation, review, and monitoring of the account reconciliation for a specific clearing account containing servicing released repurchased loans at our ResCap operations. Subsequently, during 2007 ResCap implemented enhancements to its internal controls over financial reporting with respect to its change management process and account reconciliation processes. These enhancements include additional training on change management and account reconciliation processes, improving managerial review over account reconciliations, and implementing new procedures around the process supporting the specific clearing account. Management has assessed the operating effectiveness of these enhanced internal controls and believes this material weakness has been remediated.

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

Item 9B. Other Information

None.

Part III
GMAC LLC • Form 10-K

Item 10. Directors, Executive Officers and Corporate Governance

The following table presents information regarding directors, executive officers, and other significant employees of GMAC as of December 31, 2007.

Name	Age	Position

T. K. Duggan	56	Director (Chairman of Audit Committee)
Douglas A. Hirsch	45	Director (Member of Audit Committee)
Robert W. Scully	57	Director
J. Ezra Merkin	54	Director (Chairman of the Board)
Mark A. Neporent	50	Director
Lenard B. Tessler	55	Director
Frank W. Bruno	42	Director
Seth P. Plattus	46	Director
Michael S. Klein	44	Director
G. Richard Wagoner, Jr.	54	Director
Frederick A. Henderson	49	Director
Mark R. LaNeve	48	Director
Walter G. Borst	46	Director
Eric A Feldstein	48	Chief Executive Officer
Alvaro G. de Molina	50	Chief Operating Officer
William F. Muir	53	President
Robert S. Hull	44	Executive Vice President and Chief Financial Officer
Michael E. Rossi	63	Chairman, ResCap
Samuel Ramsey	48	Executive Vice President and Chief Risk Officer
Sanjiv Khattri	43	Executive Vice President, Corporate Development and Strategy
David C. Walker	47	Group Vice President and Treasurer, Global Funding
William B. Solomon, Jr.	54	Group Vice President, General Counsel
Linda K. Zukauckas	46	Group Vice President, Finance
David J. DeBrunner	41	Vice President, Chief Accounting Officer, and Corporate Controller
Cathy L. Quenneville	48	Corporate Secretary

Directors
T. K. Duggan, Co-Founder and Managing Principal of Durham Asset Management. Mr. Duggan has 21 years of experience in the distressed securities industry and as a portfolio manager specializing in global, event-driven distressed debt and special situations. His prior experience (1988-2004) includes founder of the Investment Banking, Institutional Research and Sales & Trading departments of The Delaware Bay Company, distressed securities boutique, becoming Chairman and CEO in 1996, directing the firm’s research, sales and trading efforts until 2004. Previously he was Director of Bank Debt Trading at R. D. Smith & Co (1986-1988), Generalist Investment Banker at Kidder Peabody & Co (1983-1986) and Senior Accountant, Price Waterhouse (1976-1980). Mr. Duggan has an MBA from Harvard University and a BS in Business Administration from the University from Southern Mississippi.

Douglas A. Hirsch, is the founder and managing partner of Seneca Capital, a $3 billion event-driven investment partnership that commenced in 1996. Seneca is the successor fund to Smith New Court’s even-driven department that Mr. Hirsch started in 1990. While managing this department (the firm’s most profitable area), Mr. Hirsch served on Smith New Court’s Executive Committee and as a member of the Board of Directors from 1993 through 1995, at which time Merrill Lynch acquired the firm. From 1988 to 1989 Mr. Hirsch was an analyst at Kaufman, Alsberg & Co.; he began his career working for John Mulheren from 1986 to

GMAC LLC • Form 10-K

1988 at Jamie Securities. In 2004, Mr. Hirsch became a Director of Greenlight Capital Offshore, Ltd. and Greenlight Masters Offshore, Ltd. He joined the GMAC Board of Directors in 2006. Mr. Hirsch is a 1985 graduate of Dartmouth College. He is co-founder and co-chairman of the Ira Sohn Investment Research Conference — an annual event that benefits the Tomorrows Children’s Fund, a charity devoted to pediatric cancer research and care. He is also on the Honorary Board of Directors for The Catalog for Giving of New York City.

Robert W. Scully, Member of the Office of the Chairman, Morgan Stanley. Mr. Scully assumed his position in December 2007. Previously, Mr. Scully served as Co-President of Morgan Stanley (from February 2006) responsible for Asset Management, Discover (until its spin-off to shareholders in June 2006) and Morgan Stanley’s expanding merchant banking activities. Prior to February 2006, Mr. Scully served as Chairman of Global Capital Markets and Vice Chairman of Investment Banking, with responsibility for managing relationships with major clients in a broad range of industries including information technology, telecom equipment, automotive and financial sponsor organizations.

Mr. Scully serves on the Board of Directors of the Global Fund for Children and the Board of Trustees of the International Center of Photography, and is a member of the New York Advisory Board of Teach For America. Mr. Scully received his bachelor’s degree from Princeton University and an MBA from the Harvard Business School.

J. Ezra Merkin, GMAC Chairman. Managing partner of Gabriel Capital Group and its predecessor firm since 1985. He manages approximately five billion dollars in a family of hedge funds. Mr. Merkin graduated from Columbia College and Harvard Law School. He is a Trustee and the Chair of the Investment Committees of Yeshiva University and of the UJA/Federation of New York. In addition, he is a Trustee of Carnegie Hall in New York, the Beyeler Foundation and Museum in Basel, Switzerland, and of the Gruss Foundation. He is a member of the Board of Visitors of Columbia College in New York and a Governor of the Levy Economics Institute of Bard College in Annandale-on-Hudson, New York. He serves as President of the Fifth Avenue Synagogue and Vice Chairman of the Ramaz School, both in New York.

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

Lenard B. Tessler, Managing Director, Cerberus. Mr. Tessler joined the Cerberus Companies in 2001. Prior to joining the Cerberus Companies, Mr. Tessler served as managing partner of TGV Partners, a private equity firm that he founded. Mr. Tessler served as Chairman of the Board of Empire Kosher Poultry, Inc., from 1994 to 1997, after acting as its President and Chief Executive Officer from 1992 to 1994. Before founding TGV Partners, Mr. Tessler was a founding partner of Levine, Tessler, Leichtman & Co., a leveraged buy-out firm formed in 1987. From 1982 to 1987, he was a founder, director and Executive Vice President of Walker Energy Partners, and he subsequently acted as an independent financial consultant to financially troubled companies in the oil and gas industry. Prior thereto, Mr. Tessler practiced accounting in New York specializing in tax. Mr. Tessler is a 1973 graduate of the University of Miami. He received his M.B.A. in 1975 from Farleigh Dickinson University.

Frank W. Bruno, President Cerberus Global Investments LLC and Managing Director since January 2002. Mr. Bruno is responsible for managing the European and Asian businesses for Cerberus, as well as its global activities in the financial services sector. Mr. Bruno was previously employed at Merrill Lynch, Weber Management Consultants, and the Bank of Tokyo, Ltd. Mr. Bruno is a graduate of Cornell University and received his M.B.A. from the University of Pennsylvania (Wharton School).

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

Michael Klein, Chairman & Co-Chief Executive Officer, Citi Markets & Banking, Citigroup. Mr. Klein is a member of the Business Heads committee of Citigroup. He also serves as the Vice Chairman of Citigroup International PLC. Prior to his current position, he was CEO of Global Banking and, before that, CEO of the Citigroup Corporate and Investment Bank, EMEA (Europe, Middle East and Africa). Prior positions also included CEO of the Citigroup Corporate and Investment Bank, Europe and Co-Head of Global Investment Banking. Prior to becoming a Co-Head of the global Investment Bank in 2000, he has been responsible for the Firm’s Global Financial Entrepreneurs and Private Equity Groups. Mr. Klein joined the Mergers & Acquisitions group

GMAC LLC • Form 10-K

of Salomon Brothers in 1987 after graduating cum laude from the Wharton School of Business. Michael has also served on the Board of Directors of IHS Inc. since December 1, 2003.

G. Richard Wagoner, Jr., Director from November 1992 to July 1994 and since November 1998. Mr. Wagoner was elected GM chairman and chief executive officer on May 1, 2003. He had been president and chief executive officer since June 2000. Mr. Wagoner was elected president and chief operating officer in 1998 and had been executive vice president of GM and president of North American Operations since 1994. Mr. Wagoner received a bachelor’s degree in economics from Duke University in 1975 and a master’s degree in business administration from Harvard University in 1977. Mr. Wagoner is a member of the boards of trustees of Duke University and Detroit Country Day School, the Board of Dean’s Advisors of the Harvard Business School, and the Board of Directors of Catalyst. He is chairman of the Society of Automotive Engineers’ A World In Motion Executive Committee and a member of The Business Council, The Business Roundtable, and the Detroit Renaissance Executive Committee.

Frederick (Fritz) A. Henderson, Director since January 2006 and a member of the Compensation and Leadership Committee since November 30, 2006. Mr. Henderson became vice chairman and chief financial officer for General Motors on January 1, 2006. Prior to his promotion, Henderson was a GM group vice president and chairman of GM Europe, based in Zurich, Switzerland. Mr. Henderson is a member of GM’s Automotive Strategy Board and Automotive Product Board. Mr. Henderson earned a bachelor of business administration degree with high distinction from the University of Michigan in 1980, with an emphasis in accounting and finance. He also received a master’s degree in business administration from Harvard Business School in 1984, where he graduated as a George F. Baker Scholar.

Mark R. LaNeve, Director since May 2005. Mr. LaNeve was appointed General Motors North America vice president of vehicle sales, service and marketing on March 1, 2005. He had served as GM North America vice president of marketing and advertising since Sept. 1, 2004. In May 2001, Mr. LaNeve was named general manager of Cadillac, returning to GM and Cadillac, where he began his career, following a stint as president and chief executive officer at Volvo Cars of North America, Inc. (VCNA). He left GM in 1997 to become vice president of marketing at VCNA. Mr. LaNeve holds a bachelor’s degree in business communications from the University of Virginia, where he was named to several academic All-American teams. He is heavily involved in groups supporting children with autism and other developmental disabilities.

Walter G. Borst, Treasurer, General Motors. Mr. Borst was named Treasurer in February 2003. Prior to that, Mr. Borst was Executive Director of Finance and Chief Financial Officer for GM’s German subsidiary, Adam Opel AG, since October 2000. From 1997 to 2000, Mr. Borst served as assistant treasurer in the GM Treasurer’s Office.

GMAC Executive Officers and Other Significant Employees
Eric A. Feldstein was named Chief Executive Officer of GMAC Financial Services in November 2006. Prior to that time, Mr. Feldstein had been GM Group Vice President and Chairman of General Motors Acceptance Corporation since November 2002. Mr. Feldstein became GM Treasurer in November 1997, and was elected a GM Vice President the following month. In June 2001, Mr. Feldstein was named to a broadened assignment as GM Vice President, Finance, and Treasurer. From March 1996 through October 1997, Mr. Feldstein served as Executive Vice President and Chief Financial Officer of GMAC and Chairman of the GMAC Mortgage Group. Prior to serving at GMAC, Mr. Feldstein served in various executive capacities since first joining GM in 1981. Mr. Feldstein received a bachelor’s degree in economics from Columbia University in 1981 and an MBA from Harvard Business School in 1985.

Alvaro G. de Molina, Chief Operating Officer of GMAC since August 2007. Mr. de Molina joined Cerberus Capital Management in June 2007 following a 17-year career at Bank of America most recently serving as its chief financial officer. During his tenure at Bank of America, Mr. de Molina also served as chief executive officer of Banc of America Securities, president of global capital markets and investment banking, and corporate treasurer. Previously, he also served in key roles at J.P. Morgan and PriceWaterhouse LLP (now PricewaterhouseCoopers LLP). He holds a bachelor’s of science degree in accounting from Fairleigh Dickinson University, and a master’s degree in business administration from Rutgers Business School.

William F. Muir, President of GMAC since 2004, Chairman of GMAC Insurance Group since June 1999, and a member of the GMAC Commercial Finance and GMAC Bank boards of directors since February 2002 and March 2004, respectively. Prior to that time, Mr. Muir served as executive vice president and Chief Financial Officer from February 1998 to 2004. From 1996 to 1998, Mr. Muir served as executive-in-charge of operations and then executive director of planning at Delphi Automotive Systems, a former subsidiary of GM. Prior to serving at Delphi Automotive Systems, Mr. Muir served in various executive capacities with GMAC since first joining GMAC in 1992 and in a number of capacities with GM since joining the company in 1983.

Robert S. Hull, Executive Vice President and Chief Financial Officer of GMAC since December 2007. Before joining GMAC, Mr. Hull was chief financial officer of Bank of

GMAC LLC • Form 10-K

America’s global wealth and investment management and principal investing divisions. He joined Bank of America in 2001 as the senior vice president for strategy and financial planning and following that position, in 2002, was named chief financial officer of the card services division. Prior to joining Bank of America, Mr. Hull served as chief financial officer of Investorforce Holdings, Inc., Marvel Enterprises, Inc., and Wise Foods Holdings, Inc. Mr. Hull has a bachelor’s degree from the University of Virginia and a master’s degree in business administration from Harvard Business School.

Michael E. Rossi, Chairman of ResCap since September 2007. Mr. Rossi’s international banking career began in 1966 in Bank of America’s international training program, and as a credit officer and assistant manager in Ecuador. Beginning in 1970, Mr. Rossi spent 16 years working at Citibank and Wells Fargo & Co., with much of that time in international assignments in Latin America and the United States. He rejoined Bank of America in 1986 as senior vice president and manager of its Latin American special assets group. At Bank of America, Mr. Rossi held various executive positions including running the bank’s commercial lending division and domestic private banking division, and the Asia and Latin America divisions. In 1993, Mr. Rossi was named Bank of America’s vice chairman and senior credit officer. He served as vice chairman until his retirement in 1997. Mr. Rossi later became an adviser for Cerberus Capital Management and a senior member of the firm’s operations team. In 2004, he was named a director of Japan-based Aozora Bank. In early 2005, Mr. Rossi was appointed chairman and chief executive officer at Aozora Bank and held that post until February 2007.

Samuel Ramsey, Executive Vice President and Chief Risk Officer of GMAC since December 2007. Mr. Ramsey joined GMAC in September 2007 as Treasurer. Prior to this, Mr. Ramsey served in various capacities at Bank of America and various predecessor institutions. Most recently, Mr. Ramsey served as chief financial officer, global corporate and investment banking from August 2006 to April 2007. Previous to that, he served in various positions in Global Risk Management (from December 2004 to August 2006) and fulfillment and market risk executive, consumer real estate (from April 2000 to December 2004).

Sanjiv Khattri, Executive Vice President of Corporate Development and Strategy of GMAC. Mr. Khattri was appointed to his current position in December 2007. He previously held the position of Executive Vice President and Chief Financial Officer of GMAC since March 2004. He is a member of the GMAC Management Executive Committee, and a member the Board of Directors and Chief Financial Officer of GMAC’s wholly-owned subsidiary, Residential Capital, LLC. Previously, Mr. Khattri served as an assistant treasurer of GM, from January 2001 until March 2004, and as comptroller of sales, marketing and consumer care of GM’s Vauxhall subsidiary in the United Kingdom from March 2000 until January 2001. Mr. Khattri has been with GM and GMAC since 1989.

David C. Walker, Group Vice President and Treasurer. Mr. Walker has responsibility for the GMAC global funding activity. From 2004 to October 2006, Mr. Walker served as the Chief Financial Officer of GMAC Mortgage Group. Prior to that time, Mr. Walker served as vice president and chief financial officer of mortgage operations from 2000 to March 2004. He was appointed director of U.S. funding and securitization in 1998 and as director of liability management in 1992. Mr. Walker joined GMAC in 1985.

William B. Solomon, Jr., Group Vice President and General Counsel since 1999. Prior to that time, he served as a practice area manager on the GM Legal Staff since 1997. Mr. Solomon joined GM as an attorney in 1988.

Linda K. Zukauckas, Group Vice President, Finance.  Ms. Zukauckas was appointed to her current position September 1, 2007. Previously, Ms. Zukauckas served as vice president and corporate controller of GMAC since September 2004 and as Chief Accounting Officer since May 2002. Prior to becoming Chief Accounting Officer, Ms. Zukauckas served as head of audit for GMAC from January 2000 until May 2002. Prior to joining GMAC, Ms. Zukauckas served at Deutsche Bank from 1997 until January 2000, most recently as chief auditor of the global investment bank, and Price Waterhouse LLP (now PricewaterhouseCoopers LLP) from 1984 until 1997, most recently as senior manager.

David J. DeBrunner, Vice President, Chief Accounting Officer, and Controller of GMAC since September 2007. Mr. DeBrunner joined GMAC from Fifth Third Bancorp (Fifth Third) where he was senior vice president and corporate controller from January 2002 to August 2007. Prior to that position, he served as the chief financial officer for the commercial division of Fifth Third beginning in December 1999. Mr. DeBrunner joined Fifth Third in 1992 and held various financial leadership positions throughout the company. Prior to his time at Fifth Third, he held positions at Deloitte & Touche LLP in the Chicago and Cincinnati offices. Mr. DeBrunner is a certified public accountant with a bachelor’s of science in accounting from Indiana University.

Cathy L. Quenneville, Corporate Secretary of GMAC. Ms. Quenneville has served as Secretary of GMAC since 1997. She is also Secretary and an officer of GMAC Bank, GMAC Insurance, ResCap and GMAC Commercial Finance and certain of their respective subsidiaries. Ms. Quenneville served as Assistant Secretary from 1990 to 1997. From 1981 to 1990, she worked in GMAC’s Borrowings department. Ms. Quenneville joined GM in 1978 when she joined General Motors Information Systems Communications Activity (GMISCA).

GMAC LLC • Form 10-K

There are no family relationships among any of the above-named directors or executive officers.

GMAC Code of Ethics
GMAC has published on its website the GMAC Code of Conduct and Ethics (the “Code”), which is applicable to all employees and members of the GMAC Board of Managers. The Code further includes certain provisions that apply specifically to GMAC “financial professionals” (as that term is defined in the Code). The Code has been posted on GMAC’s internet website at www.gmacfs.com, under “United States”, “Investor Relations”, and “Corporate Governance”. Any amendment to, or waiver from, a provision of the Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be posted at this same internet website location as required by applicable law.

Certain Corporate Governance Matters
Election of Directors — Our directors are elected pursuant to the terms of our Amended and Restated Limited Liability Company Operating Agreement, which was effective November 30, 2006, and is incorporated by reference into this Form 10-K as Exhibit 3.3. Refer to Item 13 Certain Relationships and Related Transactions — Amended and Restated Limited Liability Company Operating Agreement, for further details.

Audit Committee — We have established a separately designated standing Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. Members currently include T. K. Duggan and Douglas A. Hirsch. Both members are “independent” as required by Rule 10A-3 of the Exchange Act and under applicable listing standards, and the GMAC Board has determined that both members are also qualified as “audit committee financial experts”, as defined by the SEC, and are financially literate.

GMAC LLC • Form 10-K

Item 11. Executive Compensation

Compensation Committee Report
The GMAC Compensation and Leadership Committee has reviewed and discussed with GMAC management the Compensation Discussion and Analysis and, based on that discussion, recommended it to the GMAC Board of Managers (the Board) for inclusion in this Form 10-K.

THE COMPENSATION AND LEADERSHIP COMMITTEE

Mark A. Neporent, Chair
Lenard B. Tessler
Frederick A. Henderson

Compensation Committee Process
GMAC’s executive compensation program is administered by the GMAC Compensation and Leadership Committee (the Committee) of our Board. The Committee consists of two Class A Managers, currently Messrs. Mark A. Neporent and Lenard B. Tessler, and one Class B Manager, currently Mr. Frederick A. Henderson. Mr. Neporent has been appointed Chair of the Committee. During 2007, the Committee met 14 times. The purpose of the Committee is to discharge the Board’s responsibilities relating to executive officer and senior executive compensation; the employment benefit plans, policies and programs of GMAC; the assessment, development and deployment of executive officers and senior executive talent; and, to the extent applicable, the preparation of annual reports on executive compensation as required by applicable rules and regulations.

The Committee generally considers the recommendations of the CEO and other members of senior management in determining the compensation of senior executives, including our named executive officers (NEOs), and making changes to the executive compensation program and GMAC’s benefit plans, but determines the compensation of the CEO without recommendations from the CEO or from management. In 2007, the Committee determined the initial compensation of the GMAC Chief Operating Officer and the Chairman of ResCap. The Committee has delegated to the CEO and such other managers the authority to determine cash compensation and to grant long-term cash incentive awards to executives below the senior management group of approximately 50 senior executives whose compensation is under the purview of the Committee.

Frederic W. Cook & Co. (Cook) has been appointed by the Committee to serve as its independent advisor. Cook reports directly to the Committee and provides ongoing advice with respect to the plans and programs covering the senior executives, including our NEOs, for which the Committee is responsible. Cook reviews all materials developed by management in advance of Committee meetings, provides comments on such materials to the Chair, and attends meetings whenever possible. The Committee has authorized Cook to provide assistance to management in the development of such materials, if requested. Other than the foregoing, Cook undertakes no separate work for GMAC.

Compensation Discussion and Analysis
GMAC Compensation Program Overview and Philosophy
Prior to the sale of a 51% interest in GMAC completed at November 30, 2006, the compensation structures and philosophies were under the ultimate oversight of GM and the GM Executive Compensation Committee. Following the closing of this transaction, GMAC established a new compensation structure that is currently applicable to all of GMAC and its subsidiaries.

The primary objective of our executive compensation program is to provide an attractive, competitive and motivational program that allows us to hire, develop, retain and reward senior executives of outstanding ability consistent with a pay-for-performance compensation philosophy. Our executive compensation program consists of base salary, annual cash incentives, long-term cash incentives and equity awards. We also provide benefit and perquisite programs to our senior executives. Promoting cooperation across business units is an important goal. To this end, at least a portion of annual incentives and all of long-term cash incentives and equity awards are tied to the consolidated performance of GMAC.

As a privately owned company, our equity awards are subject to more stringent vesting and transferability restrictions than are typically found at companies with public equity because our owners want management aligned with the same long-term commitment and terms of their equity investment in GMAC. Our owners expect superior returns on their investment in exchange for the risk and illiquidity of their investment, and they have provided an opportunity for certain senior executives, including our NEOs, to share in these returns through an equity interest in GMAC. This serves to strengthen the pay-for-performance characteristics of our executive compensation program by providing a significant incentive for our senior executives to achieve and sustain high company performance over the long term.

Assessing GMAC Compensation Competitiveness
We periodically benchmark our total annual cash compensation against other comparably sized global financial services companies with whom we compete for business and senior executive talent in the auto finance, mortgage finance, commercial finance, and insurance markets. We also use competitive compensation information covering our senior executive positions from Towers Perrin’s Executive Financial Services Survey, which had a total of 148 participating companies, and the McLagan Top Management Executive

GMAC LLC • Form 10-K

Survey, which had a total of 14 participating companies. It is not possible to identify which companies supplied data for each of our named executive officers due to the confidential basis upon which the surveys are conducted.

In 2006, the Committee approved a peer group consisting of the 18 public financial services companies listed below for the purpose of conducting competitive pay and performance analyses for our senior executive officers using publicly disclosed information in company proxy statements and annual financial reports:

Competitive peer group
• Aflac	• Loews
• American Express	• MetLife
• Bank of America	• J.P. Morgan Chase
• Capital One Financial	• Prudential Financial
• CIT Group	• UnumProvident
• Countrywide Financial	• U.S. Bancorp
• Genworth Financial	• Wachovia
• Golden West Financial	• Washington Mutual
• Hartford Financial Services	• Wells Fargo

Our competitive philosophy is to target base salaries and employee benefits at median competitive levels and to set annual incentive targets to deliver above-median total annual cash compensation commensurate with achievement of aggressive performance goals. If our annual performance goals are not achieved, annual incentives may be reduced or eliminated, and total annual cash compensation will typically be below median.

Extensive competitive analyses were conducted during 2006 to establish our new cash compensation structure effective for 2007. No further competitive analyses were conducted during 2007, and we believe our current cash compensation structure remains consistent with our competitive philosophy.

Individual equity and long-term cash incentive award amounts are not determined to achieve a target competitive position. Because we are privately owned, our long-term incentives are more difficult to value and compare to long-term cash- and stock-based incentives granted by companies with public equity. Instead, a total interest of 10% of the increase in value of GMAC in excess of a minimum growth rate was set aside at the closing of the sale by GM of a 51% interest in GMAC for awards to certain executives of equity and/or long-term cash incentives. In 2007, approximately 450 GMAC executives received such awards. We believe this interest in the increase in value of GMAC is competitive with levels of long-term incentives granted in other large financial services companies. The principal criteria used for awarding equity and long-term cash incentives are the importance of the position held by the executive to the long-term performance of GMAC, the past performance of the executive and an assessment of each executive’s potential for future advancement.

Because of business challenges encountered during 2007 at ResCap, our mortgage business, it is unlikely that the equity and long-term cash incentive awards granted in 2007 will deliver their intended value. This has significantly diminished the incentive and retention impact of our long-term incentive program. Actions taken by the Committee in response to this situation are discussed in the sections on Long-Term Cash Incentives and Equity Awards, which begin on page 150. In addition, the Committee took action to address the negative impact of this situation on bonus funding for GMAC and ResCap corporate executives, which is discussed in the section on Annual Incentives beginning below.

Components of GMAC Compensation Program
Our compensation program applicable to senior executives, including our NEOs, consists of base salary, annual cash incentives, long-term cash incentives, equity awards, benefits and perquisites, which are the components of a competitive executive compensation program. The annual and long-term incentive plans are designed to promote our pay-for-performance compensation philosophy by providing an opportunity to earn additional compensation based on the achievement of critical corporate and business unit performance objectives, as well as personal objectives, and to share in the growth in value of GMAC. We offer a limited selection of perquisites in order to enhance the effectiveness of senior executives, including our NEOs, to focus their time and energy on performing their duties and responsibilities and enable us to attract and retain senior executives of outstanding ability by being competitive with market practices.

Base Salary
We pay a base salary in order to provide a predictable level of compensation that is competitive in the marketplace for the position responsibilities and individual skills, knowledge, and experience of each executive so that we are able to attract and retain senior executive talent. Salaries are generally set at median competitive levels. Although we review salaries on an annual basis, we expect that salaries will be increased on a less frequent basis, especially at more senior levels where a larger portion of total annual compensation opportunity is intended to be provided in the form of annual incentives.

Annual Incentives
Annual cash incentives are provided to reward the achievement of annual GMAC and business unit performance goals. Target annual incentives are established in terms of dollar amounts that, in combination with base salary, provide a total annual cash compensation opportunity tied to financial and operational performance. For many senior executives,

GMAC LLC • Form 10-K

including our NEOs, target annual incentives represent more than half of annual cash compensation opportunity.

Annual cash incentives are administered on a pooled basis. Target annual incentive pools for corporate executives and the executives of each business unit are formed at the start of each year equal to the sum of individual annual incentive targets. Target and threshold performance goals are set at the start of each year, typically for four performance metrics, and assigned weightings that reflect the relative importance of the metric to overall performance. GMAC and each business unit use performance metrics that are most relevant to its business operations.

For GMAC “corporate” executives, 2007 performance targets and weightings were set based on the 2007 consolidated GMAC financial budget approved by the Committee for the metrics and related weightings listed below:

2007 Performance metrics
Performance metric	Targets	Weighting

Net income	$2.675 billion	35%
Return on equity	15.1%	20%
Operating expense as % of revenue	20.94%	25%
Diversified revenues	$19 billion	20%

These metrics were chosen because they are key indicators of the growth and profitability of our business. Net income refers to consolidated GMAC GAAP net income and has the highest weighting because it is viewed as the most important of the four metrics used. Return on equity, determined by dividing our GAAP net income for the year by average equity for 2007, measures how profitably we deploy our equity capital. Operating expenses as a percent of revenue is a measure of the efficiency with which we run our business. For this purpose, operating expenses includes noninterest expense, adjusted for certain noncash, nonrecurring and other miscellaneous items. Diversified revenues are a measure of our success in growing revenues from sources other than GM. As a general principle, performance is measured after accrual of all incentive costs so that our incentive plans are self-funding. The Committee has the flexibility to change performance metrics and weightings from year to year to ensure that the annual incentive plan appropriately reflects changing business conditions and needs.

To promote cooperation and cross-selling across business units, each business unit has 25% of its annual incentive funding based on GMAC’s consolidated results and 75% on its own business unit’s results using similar performance metrics and weightings as those described above. Because long-term incentives are based 100% on GMAC consolidated performance, we believe it is important for business unit executives to have a majority of their annual incentives correlated to their performance. Each of our business units for auto finance, insurance and commercial finance exceeded their performance targets for 2007. As a result, annual incentive funding for the 75% portion on their own performance was greater than 100%, ranging from 124% of target to over 200% of target.

Allocation of the available annual incentive pools to individual senior executives, including our NEOs, is determined on a discretionary basis taking into account evaluations of individual performance and achievement of personal goals and objectives established annually under our performance management system, as well as assessments of the relative value of each executive’s contributions to performance for the year. The Committee does not believe in formulaic annual incentives that automatically pay out to individuals. Payments to senior executives are made in cash as soon as practical following approval by the Committee.

During 2007, GMAC and ResCap did not attain their threshold performance levels on a consolidated basis because performance was unfavorably impacted by the condition of the U.S. real estate market and the losses incurred by ResCap. ResCap’s losses more than offset the strong performance delivered by our other business units. As a result, there was no annual incentive funding based on GMAC consolidated performance applicable to corporate executives, the 25% of business unit funding tied to GMAC consolidated performance, or based on ResCap consolidated performance applicable to ResCap corporate executives. To address the retention needs of GMAC and ResCap corporate executives, which were exacerbated by the impact of ResCap’s losses on the value of the equity and long-term cash incentive awards, the Committee exercised its discretion to approve minimum pool funding for selective awards to GMAC and ResCap corporate executives.

All of our NEOs, except Mr. Hull who received a sign-on bonus in connection with his hire in late 2007, received discretionary annual incentive awards for 2007 individual performance from the minimum pool funding approved by the Committee. Mr. Feldstein, our Chief Executive Officer, and Mr. Khattri, our former Chief Financial Officer, each received a discretionary award equal to 50% of their target annual incentives. The Committee determined that it was appropriate to recognize their contributions to the above-target performance of our businesses other than ResCap, but also factor in that ResCap had significant losses for the year. Mr. Muir’s discretionary award was equal to 75% of his target annual incentive in recognition of his more direct leadership of the businesses that had above-target performance in 2007. Messrs. de Molina and Rossi were awarded discretionary awards at 100% of their target annual incentive levels, adjusted to reflect the fact that they were not employed for the full year, to recognize that they each fully met the individual performance expectations of the Committee.

GMAC LLC • Form 10-K

Long-Term Cash Incentives
Long-term cash incentives are granted under the Long-Term Phantom Incentive Plan (LTIP) and provide executives, including our NEOs, with an opportunity to share in the growth in value of GMAC plus a minimum growth rate, which is 10% compounded annually over a three-year performance period, thereby aligning the interests of executives with the interests of GMAC’s owners.

The LTIP is intended to provide a balance to annual incentives, which are geared to achievement of short-term performance goals and business unit performance. It is also the sole long-term incentive and retention vehicle for most of our executives. For senior executives, including our NEOs (who also receive equity awards), the LTIP provides an opportunity for medium-term cash incentive payments to balance the stringent transferability and liquidity provisions of equity awards. LTIP awards vest at the end of three years and are paid in cash as soon as practicable following the valuation of GMAC by the Board and a determination by the Committee of the amount that GMAC’s value has increased in excess of 10% compounded annually.

It was originally expected that a new three-year LTIP award would be granted at the conclusion of the initial three-year performance period covering the years 2007 through 2009 because the Committee believes that consecutive performance periods better support a focus on long-term performance and retention than annual overlapping performance periods. However, the losses incurred by ResCap during 2007 have significantly reduced the likelihood that the initial LTIP awards granted for 2007 will have their intended value. Therefore, the Committee approved the acceleration of the second LTIP grant to early 2008 to cover the years 2008 through 2010. This second LTIP grant was originally expected to be awarded for the performance period covering the years 2010 through 2012.

Equity Awards
Similar to the LTIP, initial equity awards made to senior executives represent an equity interest in the increase in value of GMAC after the closing date of the sale by GM of a 51% interest in GMAC plus a minimum growth rate, which is the same 10% compounded annually. Equity awards are awarded to a more select group of senior executives, including our NEOs, who also participate in the LTIP. Because of limitations on the total number of holders of direct equity interests in GMAC, the equity interests of our senior executives is held by a management corporation, GMAC Management LLC, and awards to senior executives are in the form of restricted membership interests in GMAC Management LLC, under the Class C Membership Interests Plan.

Equity awards are subject to pro rata annual vesting over five years. Half of each award vests based on continued service with GMAC. To further strengthen our pay-for-performance compensation approach, the other half vests based on annual GMAC consolidated performance under our annual incentive program. Even though we use annual goals for vesting, the goals are based on operational metrics and aggressive goal-setting that are expected to drive long-term value creation. Any annual performance-vesting portion that does not vest will carry forward and be eligible for vesting on a cumulative basis in a future year. This carry-forward feature was incorporated in the design of the plan because the Committee did not want an impediment to its ability to set aggressive performance goals for earning annual incentives and vesting in equity awards.

Equity awards to senior executives were originally intended to be eligible for more favorable tax treatment than was ultimately determined to be possible because of limitations imposed by our ownership structure. To restore the intended tax advantages, senior executives elect under the Internal Revenue Code to be immediately taxed on the value of their equity awards as of the date of grant. We then make tax gross-up payments to such senior executives, including our NEOs, so that the value they realize upon disposition of their equity interests will be eligible for capital gains tax treatment.

Because GMAC did not achieve its target performance goals for 2007, there was no performance vesting of equity. This portion has been carried forward and is eligible to vest following the first year in which GMAC achieves 100% funding of the corporate annual incentive pool, but not later than calendar year 2011.

Additional grants of equity awards have been approved for 2008 to recognize promotions, expanded responsibilities, and re-assessments of the importance of certain individuals and for newly hired senior executives, including certain NEOs. The Committee also approved recommending to the Board that an additional 1% of equity be authorized to supplement the initial authorization remaining available for equity awards and that a second series of equity be granted in early 2008.

Due to the significant losses at ResCap for 2007, the Committee has determined that the equity awards granted in 2008 will be based on the increase in value of GMAC from the end of 2007 plus a minimum growth rate of 10% compounded annually, rather than the value of GMAC on the closing date. In all other respects, these equity awards will operate similarly to the initial equity awards granted in early 2007. Select senior executives who were hired during 2007 and were granted initial equity awards based on the increase in our value after the closing date will receive a specially designed one-time supplemental equity award. This award is intended to provide a potential value, together with the initial equity awards, as if they were granted in 2008, based on the increase in our value after 2007. The original equity awards were not modified and remain based on the

GMAC LLC • Form 10-K

increase in value since the original closing date. The Committee made this decision because certain newly hired senior executives joined us at a time when the full extent of the losses and their impact on equity awards was not known, and it believes that their initial equity awards do not have sufficient incentive and retention impact unless the opportunity for achieving a higher potential value is restored.

The following table summarizes 2008 base salaries and target annual incentives for the GMAC NEOs, as well as LTIP and equity awards granted to date. The LTIP and equity awards were determined based on the internal, relative importance of each executive to the long-term performance of GMAC.

		Target	2007-2009	2008-2010	2007		2008
		annual	LTIP	LTIP	Equity		Equity
Name and principal position	Salary	incentive	awards (a)	awards (b)	awards (c)		awards (d)

Eric A. Feldstein Chief Executive Officer	$1,200,000	$1,800,000	0.125%	n/a	0.50%		n/a

Robert S. Hull Executive Vice President, Chief Financial Officer	$500,000	$900,000	n/a	0.10%	n/a		0.40%

Alvaro G. de Molina Chief Operating Officer	$1,200,000	$1,800,000	0.125%	0.15%	0.50	% (e)	0.30%

William F. Muir President	$850,000	$1,150,000	0.075%	0.12%	0.30%		n/a

Michael Rossi Chairman, ResCap	$1,200,000	$1,800,000	0.125%	0.15%	0.50	% (e)	0.30%

Sanjiv Khattri Executive Vice President, Corporate Development and Strategy (former Chief Financial Officer)	$700,000	$900,000	0.050%	n/a	0.20%		n/a

(a)	Long-term incentive plan award percentages granted for the performance period covering 2007 to 2009, expressed as a percentage of the increase in value of GMAC after the closing date of the transaction, plus 10% compounded annually. These amounts do not include grants related to the replacement of GM equity under the GM Long-Term Incentive Program, as described below.
(b)	Long-term incentive plan annual percentages for the performance period covering 2008 to 2010, expressed as a percentage of the increase in value of GMAC after 2007, plus 10% compounded annually.
(c)	Equity awards granted expressed as a percentage of the increase in value of GMAC after the closing date of the transaction, plus 10% compounded annually.
(d)	Equity awards granted expressed as a percentage of the increase in value of GMAC after 2007, plus 10% compounded annually.
(e)	Supplemental awards were added to these awards to result in these 2007 awards having the same value as 2008 equity awards.

Replacement of GM Equity
Executives who participated in the GM long-term incentive program, including Messrs. Feldstein, Muir, and Khattri, forfeited the portion of outstanding GM cash-based restricted stock unit and LTIP awards applicable to periods after November 30, 2006, which is the date that the sale by GM of a 51% interest in GMAC closed. GMAC determined it was fair and appropriate since individuals not covered by the GM long-term incentive program were not required to forfeit any similar existing benefit to replace the value of the forfeited GM awards with an additional grant under the LTIP. The replacement awards operate under the terms and conditions of the GMAC LTIP for the 2007-2009 performance period only without regard to the original terms and conditions of the forfeited GM awards. Replacement awards that have been granted to certain of our NEOs, expressed as a percentage expected to be received under the GM plan of the increase in value of GMAC after the closing date of the transaction, plus 10% compounded annually, are:

2007-2009 LTIP replacement awards
Eric A. Feldstein	0.0688%
William F. Muir	0.0237%
Sanjiv Khattri	0.0153%

Benefits and Perquisites
We provide our senior executives, including our named executive officers, with broad-based welfare benefits that are generally available to all our employees in order to further our goal of attracting and retaining senior executives of outstanding ability. Our benefit program includes the GMAC LLC Retirement Savings Plan. We provide the savings plan in lieu of higher current cash compensation to ensure that

GMAC LLC • Form 10-K

employees have a source of retirement income and because these plans enjoy more favorable tax treatment than current compensation. For 2007, employee contributions up to 6% of salary were matched 100% by GMAC under our qualified and nonqualified savings plans. In addition, a 2%-of-salary nonmatching company contribution was made to the accounts of all eligible employees whether or not they are making contributions to the savings plans. Beginning with 2007 bonus payments made in 2008, the additional 2% nonmatching company contribution will also apply to annual incentives earned in the year. The 401(k) plans also have the potential for a further discretionary company contribution of up to 2% of salary based on GMAC’s annual performance. Based on the company performance in 2007, no further discretionary company contributions will be made in 2008.

Senior executives, including our NEOs, generally are eligible for limited perquisites for the reasons explained previously. The perquisites offered include participation in an executive car program (cars provided on an annual basis), supplemental life insurance, personal umbrella liability insurance, and financial counseling as explained on page 154 and, for senior executives working in New York, parking in the office building.

In connection with his employment agreement, Mr. Feldstein receives personal benefits similar to those he received prior to the sale by GM of a 51% interest in GMAC. In addition, under GMAC’s current policy, he may now make occasional personal use of company-provided aircraft. In connection with the hiring of Messrs. de Molina and Rossi in 2007, GMAC agreed to provide company aircraft for their personal use, primarily related to commuting between their homes and work locations. The full aggregate incremental cost may be offset against their realized equity and long-term cash incentive values, depending on the amount of equity value realized. The personal use of company-provided aircraft for Messrs. de Molina and Rossi was necessary in order for us to attract seasoned executives with their knowledge and experience at a time when we are facing significant business challenges. All employees using the company-provided aircraft for personal use are liable for taxes on the imputed income resulting from this perquisite

Retiree Medical Benefits
In connection with our sale, GM retiree medical benefits were eliminated at GMAC. Any employee who was eligible to participate in the GM retiree medical plan based on service date and met the age and service requirements under the GM retiree medical plan as of the transaction closing date will be entitled to receive retiree medical benefits from GM upon retirement from GMAC. Any employee, including Messrs. Feldstein, Khattri, and Muir, who was eligible to participate in the GM retiree medical plan based on service date, but, as of the closing date, did not meet the age and service requirements of the GM retiree medical plan, received a lump sum payment during 2006 and 2007 based on years of service with GM. To the extent possible under IRS limitations, this lump sum payment was made to the employee’s 401(k) account, and any remaining amounts were paid in cash.

Retention Bonuses and Severance
Messrs. Feldstein, Muir, and Khattri have received retention bonuses under their employment contracts of $1,000,000, $700,000, and $500,000, respectively. These bonuses were paid in four quarterly installments beginning February 28, 2007.

Messrs. Feldstein, de Molina, Muir, and Khattri have separate severance arrangements under their employment agreements as described in more detail in the section titled Executive Compensation — Postemployment and Termination Benefits, which begins on page 161. Other senior executives who are terminated by GMAC without cause within 18 months of the transaction closing date will be eligible for severance if they sign a general release and noncompete agreement.

Employment Agreements
On November 30, 2006, Messrs. Feldstein, Muir, and Khattri each entered into written employment agreements with terms expiring December 31, 2011. Mr. Khattri’s employment agreement will be subsequently amended as a result of the change in his position announced in December. During 2007, we also entered into an employment agreement with Mr. de Molina in connection with his hire (see Exhibit 10.5). We provided employment agreements to Messrs. Feldstein, Muir, and Khattri because the use of employment agreements for key leaders of a business being acquired is customary and provides benefits to us, such as prohibitions on working for competitors. Likewise, it is often necessary to use employment agreements in order to attract key leaders to a company facing business challenges, which was the case with Mr. de Molina. For additional details with respect to these compensation components (other than retention bonuses and severance), refer to the section of the CD&A, titled Components of GMAC Compensation Program, which begins on page 148. For additional details with respect to potential severance obligations, refer to the section titled Executive Compensation — Postemployment and Termination Benefits, which begins on page 161.

GMAC LLC • Form 10-K

Summary Compensation Table

							Nonqualified
							deferred
						Nonequity	compensation
				Stock	Option	incentive plan	expense/change in	All other
Name and		Salary	Bonus	awards	awards	compensation	pension value	compensation	Total
principal position	Year	($) (a)	($) (b)	(c)	($) (d)	(e)	($) (f)	($) (g)	($)

Eric A. Feldstein	2007	$1,200,000	$900,000	$683,458	$853,654	$—	$—	$3,633,516	$7,270,628
Chief Executive Officer	2006	$897,500	$—	$356,513	$262,756	$570,600	$270,000	$167,532	$2,524,901

Robert S. Hull Executive Vice President, Chief Financial Officer	2007	$51,282	$—	$—	$—	$—	$—	$1,300,000	$1,351,282

Alvaro G. de Molina Chief Operating Officer	2007	$386,923	$900,000	$516,476	$194,016	$—	$—	$2,936,397	$4,933,812

William F. Muir	2007	$850,000	$862,500	$190,861	$409,553	$—	$—	$1,973,845	$4,286,759
President	2006	$511,667	$—	$311,563	$105,880	$303,600	$163,200	$66,385	$1,462,295

Michael Rossi Chairman, ResCap	2007	$392,308	$900,000	$516,476	$194,016	$—	$—	$2,872,601	$4,875,401

Sanjiv Khattri Executive Vice President, Corporate Development and Strategy	2007	$700,000	$450,000	$145,000	$260,453	$—	$—	$1,670,210	$3,225,663
(former Chief Financial Officer)	2006	$406,250	$—	$183,080	$47,877	$228,400	$70,900	$57,512	$994,019

(a)	Amounts represent the base salary earned during the years provided. For Messrs. Hull, de Molina, and Rossi, amounts represent base salary earned from the commencement date of their employment with GMAC, which was November 26, 2007, for Mr. Hull, and September 5, 2007, for Messrs. de Molina and Rossi.
(b)	Discretionary bonuses were awarded to the NEOs as discussed in the Compensation Discussion and Analysis.
(c)	Includes expenses recognized for financial statement purposes with respect to the year ended December 31, 2007, for the GMAC equity awards (MPI), GM Long-Term Incentive Plan (GM LTIP), GM Cash-Based Restricted Stock Units (GM CRSUs), and GM Restricted Stock Units (GM RSUs). Mr. Feldstein’s 2007 total is comprised of $516,476 for GMAC MPI, ($321,146) for GM LTIP, and $488,128 for GM RSU, while his 2006 total is comprised of $703,550 for GM LTIP and ($347,037) for GM RSU. The 2007 totals for Messrs. de Molina and Rossi are comprised solely of GMAC MPI. Mr. Muir’s 2007 total is comprised of $309,885 for GMAC MPI and ($119,024) for GM LTIP, while his 2006 total is comprised of $220,256 for GM LTIP and $91,307 for GM CRSU. Mr. Khattri’s 2007 total is comprised of $206,591 for GMAC MPI and ($61,591) for GM LTIP, while his 2006 total is comprised of $130,344 for GM LTIP and $52,736 for GM CRSU.
GMAC MPI awards vest ratably over five years with half of each award vesting based on continued service with GMAC and half based on achieving the annual GMAC performance targets under our annual incentive program. During 2007, each NEO vested 10% of their MPI awards for service but did not vest the performance portion of their awards due to GMAC’s operating results. This portion will carry forward and be eligible to vest following the first year GMAC achieves 100% funding of the corporate annual incentive pool. Each share is fair valued at the grant date and represents the estimated value of GMAC plus a 10% minimum growth rate, compounded annually, over a ten-year potential valuation period. See SFAS 123(R) Valuation Assumption section on page 154 for further discussion.
The GM LTIP amounts pertain to target long-term incentive awards granted to Messrs. Feldstein, Muir, and Khattri for the performance period 2006-2008. GM intends to settle these awards in cash. The GM CRSU plan provides cash equal to the value of underlying restricted share units to certain global executives, including Messrs. Muir and Khattri. As a result of GM’s sale of a 51% interest in GMAC as of November 30, 2006, Messrs. Feldstein, Muir, and Khattri forfeited portions of their outstanding GM LTIP, and Messrs. Muir and Khattri forfeited portions of their outstanding GM CRSU awards. These GMAC named executives will be eligible for pro rata GM LTIP awards based on amounts earned through November 30, 2006. A pro rata GM CRSU award was paid in 2007 based on amounts earned through November 30, 2006.
The GM RSUs were granted to certain executives, including Mr. Feldstein. For Mr. Feldstein’s grants, the first 50% of the awards vest in either four or five years, whereas the remaining 50% vests in nine to ten years. Mr. Feldstein’s outstanding GM RSU awards had not vested as of November 30, 2006, the closing date for GM’s sale of a 51% interest in GMAC. The terms of Mr. Feldstein’s RSU awards were modified in 2006 to allow his GM RSU awards to continue during his employment with GMAC. As a result of this modification, compensation cost for these modified awards will also be recognized based on the current value of these awards at the end of each reporting period. See SFAS 123(R) Valuation Assumption section on page 154 for further discussion.
(d)	Represents the expenses recognized for financial statement purposes with respect to the year ended December 31, 2007, in accordance with SFAS 123(R) for the GMAC LTIP and stock options granted under the GM Stock Incentive Plan. Mr. Feldstein’s 2007 total is comprised of $701,822 for GMAC LTIP and $151,832 for GM stock options. The 2007 totals for Messrs. de Molina and Rossi are comprised solely of GMAC LTIP. Mr. Muir’s 2007 total is comprised of $357,429 for GMAC LTIP and $52,124 for GM stock options. Mr. Khattri’s 2007 total is comprised of $236,352 for GMAC LTIP and $24,101 for GM stock options. The 2006 totals for Messrs. Feldstein, Muir, and Khattri are comprised solely of GM stock options. The GMAC LTIP awards vest on December 31, 2009, and are paid in cash.
Compensation cost for the GMAC LTIP awards is recognized ratably from the grant date to the vesting date based on the current fair value of these awards at each reporting period. The value is determined based on the expected amount of increase in GMAC’s value plus a 10% minimum growth rate, compounded annually, from November 30, 2006, to December 31, 2009. See SFAS 123(R) Valuation Assumption section on page 154 for further discussion.
GM stock option grants awarded are generally exercisable one-third after one year, one-third after two years, and fully after three years from the dates of grant. Option prices are 100% of fair market value on the dates of grant and the options generally expire ten years from the dates of grant, subject to earlier termination under certain conditions. As a result of GM’s sale of 51%, GM stock options are exercisable in accordance with their original schedule but not beyond their stated term up to November 30, 2009. Compensation cost will be recognized prospectively as if these 2006 GM stock option awards were newly granted at the November 30, 2006, closing date of GM’s sale of a 51% interest in GMAC. See SFAS 123(R) Valuation Assumption section on page 154 for further discussion.
(e)	There was no earned nonequity incentive plan compensation for the 2007 performance year.
(f)	These amounts represent the year-over-year increase in the present value of the executive’s accrued pension benefits resulting from additional amounts of credited service, as well as executive and GM contributions to the plans as of December 31, 2006.
(g)	See All Other Compensation section for further details.

GMAC LLC • Form 10-K

All Other Compensation
The following table includes perquisites and other items comprising the All Other Compensation column for the named executives in the Summary Compensation Table:

	Eric A.	Robert S.	Alvaro G.	William F.	Michael	Sanjiv
	Feldstein	Hull	de Molina	Muir	Rossi	Khattri

Executive company vehicle program (incremental cost) (a)	$7,631	$—	$636	$7,631	$—	$7,631
New York parking (b)	7,200	—	—	—	—	7,200
Corporate aircraft (incremental cost) (c)	66,703	—	868,521	—	850,666	—
Financial counseling (d)	10,000	—	—	10,000	—	10,000

Total perquisites	91,534	—	869,157	17,631	850,666	24,831
Dividend equivalents (e)	85,931	—	—	743	—	429
Life and liability insurance and death benefits (f)	10,520	—	886	11,066	—	3,320
401(k) matching contributions (g)	18,000	—	—	17,996	—	17,996
Nonqualified Benefit Equalization Plan (h)	76,816	—	—	49,236	—	37,421
Retention payment (i)	1,000,000	—	—	700,000	—	500,000
Sign-on payment (j)	—	1,300,000	—	—	—	—
Tax reimbursements (k)	5,254	—	540	7,096	—	8,287
Equity tax-related payment (l)	2,345,461	—	2,065,814	1,170,077	2,021,935	1,077,926

Total all other compensation	$3,633,516	$1,300,000	$2,936,397	$1,973,845	$2,872,601	$1,670,210

(a)	GMAC maintains a program that provides executives, including Messrs. Feldstein, de Molina, Muir, and Khattri with a GM vehicle of their choice. This program is not mandatory. Participants are required to pay a monthly administration fee of $150, and they are charged with imputed income based on the value of the vehicle they choose to drive. Executives are reimbursed for taxes on this income, subject to a maximum vehicle value. Beyond this maximum amount, taxes assessed on imputed income are the responsibility of the executive. Amounts reported represent the incremental cost for usage of the vehicles, after consideration of the proceeds from the sale of the company vehicles.
(b)	Messrs. Feldstein and Khattri have their primary office in New York City where they are permitted to park in one of the company rented parking spaces.
(c)	As discussed in the compensation discussion and analysis, Mr. Feldstein is allowed occasional personal use of company-provided aircraft. Messrs. de Molina’s and Rossi’s employment agreements allow for the personal use of company-provided aircraft, primarily related to commuting between their homes and work locations, which is also discussed in the compensation discussion and analysis. Under certain situations, the incremental costs of Messrs. de Molina’s and Rossi’s personal use may offset against their realized equity and long-term cash incentives values.
(d)	The Company provides a taxable allowance to certain senior executives for financial counseling and estate planning services with one of several approved providers. Named executives are provided an enhanced financial and estate planning service. This program does not provide for tax preparation services. Costs associated with this benefit are reflected in the tables above, based on the actual charge for the services received. Any taxes assessed on the imputed income for the value of this service are the responsibility of the executive.
(e)	Represents the dividend equivalents earned and paid in cash on undelivered GM stock awards.
(f)	Represents the total cost of life and liability insurance and other death benefits for 2007.
(g)	Employer contribution and match amount to the employees’ 401(k) fund.
(h)	Employer contribution and match for earnings in excess of the IRS 401(k) earnings limit of $225,000 annually.
(i)	Quarterly retention award payments made to Messrs. Feldstein, Muir, and Khattri pursuant to the terms of their employment agreements.
(j)	A sign-on payment was made in December 2007 to Mr. Hull following his hiring to compensate for value he forfeited with his former employer when he joined GMAC.
(k)	The aggregate amount of payments made on the executives’ behalf by GMAC during the year for the payment of taxes related to the executive vehicle program and spousal accompaniment on business trips.
(l)	Applicable taxes paid on the employee’s behalf for the fair market value of the executive’s 2007 MPI award.

SFAS 123(R) Valuation Assumptions
The GMAC LTIP is an incentive plan based on the appreciation of GMAC’s value plus a 10% minimum growth rate, compounded annually, during a three-year performance period. The awards vest at the end of the performance period and are settled in cash. In accordance with SFAS 123(R), the awards require liability treatment and are remeasured quarterly at fair value until they are settled. The

GMAC LLC • Form 10-K

compensation cost related to these awards will be ratably charged to expense over the requisite service period, which is the vesting period ending December 31, 2009. The quarterly fair value remeasurement will encompass changes in the market and industry, as well as our latest forecasts for the performance period. Changes in fair value relating to the portion of the awards that have vested will be recognized in earnings in the period in which the changes occur. The fair value used to calculate the SFAS 123(R) expense at December 31, 2007 for each GMAC LTIP award was $108,644 per basis point.

The MPI is an equity award based on the appreciation of GMAC’s value plus a 10% minimum growth rate, compounded annually, during a ten-year potential valuation period. The awards vest ratably over a five-year period, with half vesting based on achieving an annual performance objective for GMAC and half on continued service. In accordance with SFAS 123(R), the awards require equity treatment and are fair valued as of their grant date using assumptions such as our forecasts, historical trends, expected life of the award, and the overall industry and market environment. Compensation expense for the MPI shares is ratably charged to expense over the five-year requisite service period for service-based awards and over each one-year requisite service period for the performance-based awards, both to the extent the awards actually vest. During 2007, the performance vesting was not deemed to be probable. This portion will carry forward and be eligible to vest following the first year GMAC achieves 100% funding of the corporate annual incentive pool. As such, the remaining expense for the 2007 performance vesting portion of the awards will be ratably accrued throughout the remaining 2007 and 2008 performance periods.

On November 30, 2006, GM sold a 51% controlling interest in GMAC, which resulted in a change in status from employee to nonemployee for GMAC employees. Based on this change in status, certain outstanding GM share-based payment awards held by GMAC employees were forfeited under the original terms, but were modified to allow continued vesting. This resulted in the cancellation of the original awards and the issuance of a new award to nonemployees. The remainder of the GM awards held by GMAC employees were not forfeited under the original terms, and thus there was no modification to the outstanding awards. GM awards that require future service with GMAC by the employees will be accounted for as awards to nonemployees over the remaining service period.

The fair value of cash-settled awards under the GM LTIP is recalculated at the end of each reporting period, and the liability and expense are adjusted based on the new fair value. The fair value of each award under the GM LTIP is estimated at the end of each reporting period using a Monte Carlo simulation valuation model incorporating the following assumptions as shown below: (i) expected volatilities based on the implied volatility from GM’s tradable options; (ii) expected term, representing the remaining time in the performance period; and (iii) risk-free rate for periods during the contractual life of the performance units based on the U.S. Treasury yield curve in effect at the time of valuation. Additionally, because the payout depends on GM’s performance ranked against the S&P 500 Index, the valuation also depends on the performance of other stocks in the S&P 500 from the grant date to the end of the performance period, as well as estimates of the correlations among their future performances.

GM LTIP
	As of December 31, 2007		As of December 31, 2006
	2006-2008 LTIP	2005-2007 LTIP	2006-2008 LTIP	2005-2007 LTIP

Interest rate	4.03%	4.54%	5.24%	5.13%
Expected life (years)	1	—	2	1
Expected volatility	48.38%	45.96%	38.10%	37.60%
Fair value	$31.11	$—	$43.80	$11.90

For the GM CRSUs, compensation expense is recognized over the requisite service period for each separately vesting award. Since the awards are settled in cash, these cash-settled awards are recorded as a liability until the date of vesting and payment. In accordance with SFAS No. 123(R), the fair value of each cash-settled award is recalculated at the end of each reporting period and the liability and expense adjusted based on the new fair value. The fair value used to calculate the SFAS 123(R) expenses for the GM CRSUs was $34.44 at February 23, 2007, which was the valuation date for the GM, CRSUs paid on March 15, 2007, and $30.72 at December 31, 2006. No GM CRSUs remain outstanding for our GMAC named executives.

The 2006 GM stock option awards to the GMAC named executives were modified as of November 30, 2006, and are now treated as if these are new awards issued to nonemployees. Furthermore, 2005 and 2004 GM stock option awards, which will also be retained by the GMAC named executives, were subject to a change in status to nonemployee awards. Remaining unrecognized portions of the 2005 and 2004 GM stock options at November 30, 2006,

GMAC LLC • Form 10-K

will be accounted for as if the outstanding awards were newly granted as of the date of the change in status.

The assumptions displayed in the following tables represent the valuation assumptions for the modified and change in status GM stock option awards for the GMAC named executives as of December 31, 2007 and 2006, as costs for the modified and change in status awards will be recognized based on the current fair value of these awards at the end of each reporting period. Expected volatilities are based on both the implied and historical volatility of GM’s stock. The expected term of options represents the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

GM stock options — as of December 31, 2007
	2006	2005	2004

Interest rate	3.55%	3.55%	3.55%
Expected life (years)	2	2	2
Expected volatility	56.90%	45.60%	42.64%
Dividend yield	4.02%	4.02%	4.02%
Fair value	$8.46	$2.84	$0.84

GM stock options — as of December 31, 2006
	2006	2005	2004

Interest rate	4.69%	4.69%	4.69%
Expected life (years)	3	3	3
Expected volatility	39.41%	36.35%	34.39%
Dividend yield	3.26%	3.26%	3.26%
Fair value	$12.20	$5.64	$2.17

Grants of Plan-based Awards — Estimated Future Payments under Nonequity Incentive Plan Awards
The following table represents target awards under nonequity incentive plans. This includes amounts under the GMAC Annual Incentive Plan. Target awards were established for 2007, consistent with past practice, for possible delivery in early 2008. Any payout at the end of the period is determined based on the achievement of established performance targets.

			Estimated future payouts under
Name and		Grant	nonequity incentive plan awards (a)
principal position	Award	date	Threshold	Target	Maximum

Eric A. Feldstein Chief Executive Officer	Annual Incentive Plan	1/1/2007	$900,000	$1,800,000	uncapped

Robert S. Hull Executive Vice President, Chief Financial Officer	Annual Incentive Plan	11/26/2007	$450,000	$900,000	uncapped

Alvaro G. de Molina Chief Operating Officer	Annual Incentive Plan	9/5/2007	$900,000	$1,800,000	uncapped

William F. Muir President	Annual Incentive Plan	1/1/2007	$575,000	$1,150,000	uncapped

Michael Rossi Chairman, ResCap	Annual Incentive Plan	9/5/2007	$900,000	$1,800,000	uncapped

Sanjiv Khattri Executive Vice President, Corporate Development and Strategy	Annual Incentive Plan	1/1/2007	$450,000	$900,000	uncapped

(a)	As of the grant date, the plan was designed as performance below threshold will result in a zero payout. Performance at threshold up to target will result in a payout between 50% and 100% of target. Performance above target will result in an uncapped payout determined as two times the incentive leverage for performance between threshold and target. Refer to pages 148 and 149 for further information on 2007 annual incentives.

GMAC LLC • Form 10-K

Grants of Plan-based Awards — Estimated Future Payments under Equity Incentive Plan Awards
The following table represents awards under the GMAC MPI, which are stated in stock shares, and the GMAC LTIP, which are stated as options.

							Exercise or	Grant date
							base price	fair value
			Estimated future payouts				of option	of stock
Name and		Grant	under equity incentive plan (a)			Actual option	awards	and option
principal position	Award	date	Threshold	Target	Maximum	award (b)	($/BP) (c)	awards ($) (d)

Eric A. Feldstein	MPI	1/3/2007	—	529.0909	—	—	$—	$2,951,289
Chief Executive Officer	LTIP	1/3/2007	—	—	—	12.50	$1,918,989	$3,690,731
	LTIP	1/30/2007	—	—	—	6.88	$1,918,989	$2,219,620

Alvaro G. de Molina	MPI	9/5/2007	—	529.0909	—	—	$—	$2,951,289
Chief Operating Officer	LTIP	9/5/2007	—	—	—	12.50	$1,918,989	$1,535,548

William F. Muir	MPI	1/3/2007	—	317.4545	—	—	$—	$1,770,774
President	LTIP	1/3/2007	—	—	—	7.50	$1,918,989	$2,214,439
	LTIP	1/30/2007	—	—	—	2.37	$1,918,989	$764,607

Michael Rossi	MPI	9/5/2007	—	529.0909	—	—	$—	$2,951,289
Chairman, ResCap	LTIP	9/5/2007	—	—	—	12.50	$1,918,989	$1,535,548

Sanjiv Khattri	MPI	1/3/2007		211.6364	—	—	$—	$1,180,516
Executive Vice President,	LTIP	1/3/2007	—	—	—	5.00	$1,918,989	$1,476,292
Corporate Development and Strategy	LTIP	1/30/2007	—	—	—	1.53	$1,918,989	$493,607

(a)	The GMAC MPI grant is expressed as Class C shares of the GMAC Management LLC. Each share is equal to .0945 of a basis point. Each basis point represents 0.01% of the increase in value of GMAC plus a 10% minimum growth rate, compounded annually, over a performance period.
(b)	The GMAC LTIP grant is expressed as basis points. Each basis point represents 0.01% of the increase in value of GMAC plus a 10% minimum growth rate, compounded annually, over a performance period.
(c)	The exercise price represents the per basis point required value of GMAC at December 31, 2009, for the GMAC LTIP awards to have value. The required value is determined by taking the beginning value of GMAC at the sale date, plus a 10% minimum growth rate, compounded annually, over the three-year performance period. This required value is then divided by 0.01%, to show the value required by basis point. The exercise price could be reduced if dividends are paid to common interest holders during the performance period.
(d)	The grant date fair value computed in accordance with SFAS 123(R) was $5,578 per share for the GMAC MPI granted in 2007, $295,258 per basis point for GMAC LTIP awards granted in January 2007 and $122,844 per basis point for GMAC LTIP awards granted in September 2007. For a further discussion of the valuation, refer to the SFAS 123(R) Valuation Assumptions section as page 154.

GMAC LLC • Form 10-K

Outstanding Equity Awards at Fiscal Year End — Option Awards
GMAC LTIP awards are treated as option awards and were first granted in 2007. The awards vest over the performance period ended December 31, 2009. In addition to GMAC LTIP options, GM option awards were granted to Mr. Feldstein, Mr. Khattri, and Mr. Muir. All options become exercisable in three equal annual installments commencing on the first anniversary of the date of grant. As a result of the sale of a 51% interest in GMAC as of November 30, 2006, the expiration date of stock options for GMAC named executives has been accelerated such that remaining GM stock options are exercisable in accordance with their original schedule but not beyond their stated term, up to November 30, 2009. GMAC expenses the costs associated with the granting of all stock options.

		Number of	Number of
		securities	securities
		underlying	underlying
Name and		unexercised	unexercised	Option	Option
principal		options	options	exercise	expiration
position	Grant date	(#) exercisable	(#) unexercisable (a)	price (b)	date

Eric A. Feldstein
Chief Executive Officer	1/3/2007	—	12.50	$1,918,989	12/31/2009
	1/30/2007	—	6.88	$1,918,989	12/31/2009
	2/23/2006	11,880	24,120	$20.90	12/1/2009
	1/24/2005	20,266	10,134	$36.37	12/1/2009
	1/23/2004	30,400	—	$53.92	12/1/2009
	1/21/2003	38,000	—	$40.05	12/1/2009
	2/4/2002	18,000	—	$50.82	12/1/2009
	1/7/2002	30,000	—	$50.46	12/1/2009
	1/8/2001	20,000	—	$52.35	12/1/2009
	1/10/2000	17,000	—	$75.50	12/1/2009
	1/11/1999	18,030	—	$71.53	1/10/2009
	1/12/1998	13,481	—	$46.59	1/13/2008

Alvaro G. de Molina
Chief Operating Officer	9/5/2007	—	12.50	$1,918,989	12/31/2009

William F. Muir
President	1/3/2007	—	7.50	$1,918,989	12/31/2009
	1/30/2007	—	2.37	$1,918,989	12/31/2009
	2/23/2006	3,960	8,040	$20.90	12/1/2009
	1/24/2005	10,666	5,334	$36.37	12/1/2009
	1/23/2004	15,200	—	$53.92	12/1/2009
	1/21/2003	19,000	—	$40.05	12/1/2009
	2/4/2002	12,000	—	$50.82	12/1/2009
	1/7/2002	19,000	—	$50.46	12/1/2009
	1/8/2001	16,000	—	$52.35	12/1/2009
	1/10/2000	14,000	—	$75.50	12/1/2009
	1/11/1999	12,020	—	$71.53	1/10/2009
	1/12/1998	9,015	—	$46.59	1/13/2008

Michael Rossi
Chairman, ResCap	9/5/2007	—	12.50	$1,918,989	12/31/2009

Sanjiv Khattri
Executive Vice President,	1/3/2007	—	5.00	$1,918,989	12/31/2009
Corporate Development	1/30/2007	—	1.53	$1,918,989	12/31/2009
and Strategy	2/23/2006	1,822	3,698	$20.90	12/1/2009
	1/24/2005	5,200	2,600	$36.37	12/1/2009
	1/23/2004	5,700	—	$53.92	12/1/2009
	1/21/2003	7,768	—	$40.05	12/1/2009
	2/4/2002	8,600	—	$50.82	12/1/2009
	1/7/2002	8,600	—	$50.46	12/1/2009
	1/8/2001	5,700	—	$52.35	12/1/2009
	1/10/2000	4,700	—	$75.50	12/1/2009
	1/11/1999	5,168	—	$71.53	1/10/2009
	1/12/1998	3,245	—	$46.59	1/13/2008

(a)	The GMAC LTIP grant is expressed as basis points. Each basis point represents 0.01% of the increase in value of GMAC plus a 10% minimum growth rate, compounded annually, over a three-year performance period.
(b)	The exercise price for the GMAC LTIP grants made in 2007 represents the per basis point required value of GMAC at December 31, 2009, for the awards to have value. The required value is determined by taking the beginning value of GMAC at the sale date, plus a 10% minimum growth rate, compounded annually, over the three–year performance period. This value is then divided by 0.01%, to show the value required by basis point. The exercise price could be reduced if dividends are paid to common interest holders during the performance period.

GMAC LLC • Form 10-K

Outstanding Equity Awards at Fiscal Year End — Stock Awards
The following table provides information for the named executive officers regarding the outstanding GMAC MPI equity awards and any GM equity awards outstanding at year-end 2007.

					Equity incentive
				Equity incentive	plan awards: market
			Market value	plan awards: number	or payout value of
		Number of	of shares	of unearned shares,	unearned shares,
		shares or units	or units of stock	units or other	units or other
		of stock that	that have	rights that have	rights that have
Name and principal position	Grant date	have not vested (#) (a)	not vested ($) (a)	not vested (#) (b)	not vested($) (b)

Eric A. Feldstein
Chief Executive Officer	1/3/2007	—	$—	476.1818	$—
	1/1/2006	—	$—	18,438	$458,922
	1/1/2005	—	$—	13,879	$—
	6/6/2005	75,491	$1,878,971	—	$—
	6/5/2001	4,455	$110,885	—	$—
	6/6/2006	5,985	$148,967	—	$—

Alvaro G. de Molina Chief Operating Officer	9/5/2007	—	$—	476.1818	$—

William F. Muir President	1/3/2007	—	$—	285.7091	$—
	1/1/2006	—	$—	4,881	$121,488
	1/1/2005	—	$—	6,532	$—

Michael Rossi Chairman, ResCap	9/5/2007	—	$—	476.1818	$—

Sanjiv Khattri
Executive Vice President,	1/3/2007	—	$—	190.4728	$—
Corporate Development	1/1/2006	—	$—	3,315	$82,510
and Strategy	1/1/2005	—	$—	2,819	$—

(a)	Represents grants of GM Restricted Stock Units (GM RSUs) for Mr. Feldstein. Depending on the GM RSU grant, the first 50% vests in either four or five years, whereas the remaining 50% vests in nine to ten years. The awards are valued based on the price of GM Common Stock, which was $24.89 on December 31, 2007. As a result of GM’s sale of a 51% interest in GMAC as of November 30, 2006, Mr. Feldstein’s RSU awards have been modified to allow his GM RSU awards to continue during his employment with GMAC.
(b)	The 1/3/2007 grants represent GMAC MPI to named executives that have not vested. GMAC MPI awards vest ratably over five years with half of each award vesting based on continued service with GMAC and half based on achieving the annual GMAC performance targets under our annual incentive program. During 2007, each NEO vested 10% of their MPI awards for service but did not vest the performance portion of their awards due to GMAC’s operating results. This portion will carry forward and be eligible to vest following the first year GMAC achieves 100% funding of the corporate annual incentive pool. Each unit in the table related to GMAC MPI represents one share. The market value of GMAC MPI equity awards is zero because the performance of GMAC did not exceed the 10% minimum growth rate.
All other outstanding stock award amounts reflect GM LTIP awards granted to named executives. If the minimum or threshold performance level is met or exceeded, the percentage of the target award that will eventually be paid to participants will depend on GM’s total shareholder return ranking relative to other companies in the S&P 500 Index over the three-year period. If the minimum performance level is not met, no awards will be paid. Each unit in the table refers to a share of GM Common Stock. The awards are valued based on the price of GM Common Stock, which was $24.89 on December 31, 2007. The target total shareholder return for the 2005-2007 awards was not achieved, and no payouts were earned. Values for the 2006-2008 awards are based on a forecast of performance and reported here at 150% funding in accordance with SEC reporting regulations. As a result of GM’s sale of a 51% interest in GMAC as of November 30, 2006, Mr. Feldstein, Mr. Khattri, and Mr. Muir forfeited portions of the outstanding GM LTIP awards and will only be eligible for pro rata awards displayed above, based on amounts earned through November 30, 2006.

GMAC LLC • Form 10-K

Option Exercises and Shares Vested
During 2007, no stock options were exercised by the named executive officers.

The following table reflects the GMAC MPI shares that vested during 2007.

Stock awards vested
	Number of shares acquired on	Value realized
Name and principal position	vesting (#) (a)	on vesting (b)

Eric A. Feldstein Chief Executive Officer	52.9091	$—

Alvaro G. de Molina Chief Operating Officer	52.9091	$—

William F. Muir President	31.7455	$—

Michael Rossi Chairman, ResCap	52.9091	$—

Sanjiv Khattri Executive Vice President, Corporate Development and Strategy	21.1636	$—

(a)	Amounts represent the 2007 vesting of the continued service portion of the granted GMAC MPI shares. The 2007 performance portion of the shares did not vest due to GMAC not achieving the required performance targets.
(b)	The value realized for all shares vested is zero, due to the performance of GMAC not exceeding the required 10% minimum growth rate for 2007.

Deferred Compensation Plan
The table below reflects year-end balances, company contributions, and all earnings associated primarily with the GMAC nonqualified equalization plan. This plan allows for 401(k) company contributions to continue after the IRS maximum limit has been reached. In addition to the GMAC nonqualified equalization plan, Mr. Feldstein was a participant in a GM-sponsored deferred compensation plan that was closed prior to the November 30, 2006 sale. Due to Mr. Feldstein being a GM officer, his fund balance could not be distributed prior to the mandatory six-month waiting period as defined by IRS 409A regulation. That fund balance is now zero and no additional contributions can be made to this plan.

Nonqualified deferred compensation
		Executive	Registrant	Aggregate	Aggregate	Aggregate
Name and principal		contributions	contributions	earnings	withdrawals/	balance
position	Plan name	in last FY	in last FY ($)	in last FY ($)	distributions ($)	at last FYE ($)

Eric A. Feldstein	Nonqualified Benefit
Chief Executive Officer	Equalization Plan (a)	$—	$76,816	$2,272	$—	$85,990
GM Deferred
	Compensation Plan	$—	$—	$2,970	$77,222	$—

Alvaro G. de Molina	Nonqualified Benefit
Chief Operating Officer	Equalization Plan (a)	$—	$—	$—	$—	$—

William F. Muir	Nonqualified Benefit
President	Equalization Plan (a)	$—	$49,236	$2,045	$—	$55,331

Michael Rossi	Nonqualified Benefit
Chairman, ResCap	Equalization Plan (a)	$—	$—	$—	$—	$—

Sanjiv Khattri
Executive Vice President, Corporate Development and Strategy	Nonqualified Benefit Equalization Plan (a)	$—	$37,420	$1,201	$—	$42,174

(a)	GMAC maintains a nonqualified benefit equalization plan for highly compensated employees, including the NEOs. This plan is a nonqualified savings plan designed to allow for the equalization of benefits for highly compensated employees under the GMAC 401K Program when such employees’ contribution and benefit levels exceed the maximum limitations on contribution and benefits imposed by Section 2004 of the Employee Retirement Income Security Act of 1974, as amended, and Section 401(a)(17) and 415 of the Internal Revenue Code of 1986, as amended. This plan is maintained as an unfunded plan and all expenses for administration of the plan and payment of amounts to participants are borne by GMAC. Each participant is credited with earnings based on a set of investment options selected by the participant similar to 401(k) investment options available to all employees.

GMAC LLC • Form 10-K

Retirement Programs Applicable to Executive Officers
As a result of the sale of a 51% interest in GMAC, as of November 30, 2006, the GMAC named executives covered under GM pension plans (Messrs. Feldstein, Muir, and Khattri) ceased to accrue pension benefits. Pension benefits for those named executives were frozen based on their current levels of credited service and compensation as of the transaction closing on November 30, 2006, and remained with GM.

Effective December 1, 2006, all GMAC executives participate in a nonqualified “excess” defined contribution plan which provides for matching and nonmatching 401(k) contributions that exceed the limits applicable to the tax-qualified 401(k) plan. In addition, the 2% nonmatching contribution will be credited on bonus payments starting with the 2007 bonus payment made in 2008.

Executive Compensation — Postemployment and Termination Benefits
GMAC maintains certain compensation and benefit plans that will provide payment of compensation to our named executives in the following termination scenarios. It should be noted that these amounts do not include stock options that have already vested and are reported on page 158 in the Outstanding Equity Awards Table, qualified pension-plan benefits and GM SERPs disclosed in the Pension Benefits Table, or voluntary deferred compensation reported in the Nonqualified Deferred Compensation Table.

The following tables describe the various potential postemployment payments, assuming the triggering event occurred on December 31, 2007.

Eric A. Feldstein, Chief Executive Officer (a)
		Involuntary without cause
	Involuntary without cause	or quit for good reason
Executive benefits and	termination or quit	termination following
payments upon termination	for good reason	change in control (CIC)	Death/disability

Compensation:
Base salary (b)	$2,400,000	$2,400,000	$—
Annual incentive plan (c)	2,700,000	2,700,000	—
Long-term incentives (d)			—
GM 2005-2007 LTIP	—	—	—
GM 2006-2008 LTIP	—	—	382,435
GMAC 2007-2009 LTIP	701,751	—	701,751
GM stock options (e)	—	—	96,239
GM restricted stock units (f)	2,138,823	2,138,823	1,662,606
GMAC MPI (g)	—	—	—
Health care (h)	13,030	13,030	—

Total	$7,953,604	$7,251,853	$2,843,031

(a)	As of December 31, 2007, Mr. Feldstein is not eligible to retire under any qualified or nonqualifed GMAC or GM retirement plan. Upon termination of employment, he could receive a frozen vested benefit from the GM Salaried Retirement Program, reduced for age if received prior to age 65. This benefit is available to any salaried employee who participates in the plan.
(b)	Mr. Feldstein’s employment agreement provides for a severance payment, in the event of an involuntary without cause or quit for good reason termination, equal to two times base salary.
(c)	Mr. Feldstein’s employment agreement provides for a severance annual incentive payment, in the event of an involuntary without cause or quit for good reason termination, equal to the greater of $600,000 or two times his actual annual incentive earned for the last fiscal year, plus a pro rata incentive award for year of termination. The table above includes two times Mr. Feldstein’s actual 2007 incentive award plus an additional full year of the actual 2007 award, which would be pro rata if the termination occurred prior to the last day of the year. Annual incentive plan award will be paid out pursuant to plan provisions on a pro rata basis based on actual performance for death and disability, as described above.
(d)	GM LTIP performance periods are currently forecasted to payout as follows: 2006-2008: 125%; year-end amounts calculated using December 31, 2007, GM stock price of $24.89. Terminations resulting from death will be prorated for time worked will vest immediately, and will be paid out at forecasted performance as soon as practicable. For the GMAC 2007-2009 LTIP, in the event of termination by the company without cause, quit for good reason, death, or disability, a monthly pro rata payout will be made following the next valuation. In the event of a termination by the company without cause or quit for good reason following a CIC, vesting will accelerate, and payout will be paid to the extent the 10% minimum growth rate has been achieved. As of December 31, 2007, the 10% minimum growth rate was not achieved.
(e)	Mr. Feldstein has 34,254 unexercisable GM stock options as of December 31, 2007; GM stock options are exercisable immediately upon death, stock options continue original exercise schedule on disability. Unexercisable GM options are forfeited for all other categories. The calculated stock option value was determined by the spread between the option grant price and the stock price on December 31, 2007, which was $24.89. Only 24,120 of the 34,254 options had “in-the-money” value.
(f)	Mr. Feldstein has 85,931 stock-based GM RSUs valued at $24.89 per share, the closing price of GM stock as of December 31, 2007; pro rata RSUs vest immediately upon death or disability. In the event of an involuntary without cause or quit for good reason termination, the RSUs pay out in full immediately.
(g)	The GMAC MPI will give credit for vested shares plus the next year’s time-based tranche upon termination for involuntary without cause or quit for good reason. Termination following CIC will result in immediate vesting of all time-based shares and payout to the extent the 10% minimum growth rate has been achieved. As of December 31, 2007, the 10% minimum growth rate was not achieved.
(h)	Mr. Feldstein’s employment agreement provides for the continuance of health care coverage for 18 months in the event of an involuntary without cause termination or quit for good reason.

GMAC LLC • Form 10-K

Robert S. Hull, Executive Vice President, Chief Financial Officer (a)
		Involuntary without cause
	Involuntary without cause	or quit for good reason
Executive benefits and	termination or quit	termination following
payments upon termination	for good reason	change in control (CIC)	Death/disability

Compensation:
Base salary (b)	$625,000	$625,000	$—
Annual incentive plan (c)	450,000	450,000	—
GMAC 2007-2009 LTIP (d)	—	—	—
GMAC MPI (e)	—	—	—
Health care (f)	13,030	13,030	—

Total	$1,088,030	$1,088,030	$—

(a)	As of December 31, 2007, Mr. Hull is not eligible to retire under any qualified or nonqualifed GMAC retirement plan.
(b)	Mr. Hull is covered under the executive severance plan, which pays out 125% of base salary in the event of an involuntary without cause or quit for good reason termination.
(c)	Mr. Hull is covered under the executive severance plan, which may pay out the greater of a prorated portion of the annual incentive plan or 50% of target bonus. The table above represents 50% of Mr. Hull’s target bonus.
(d)	Mr. Hull was not awarded an LTIP grant in 2007.
(e)	Mr. Hull was not awarded an MPI grant in 2007.
(f)	Health care coverage continues for 18 months in the event of an involuntary without cause or quit for good reason termination.

Alvaro G. de Molina, Chief Operating Officer (a)
		Involuntary without cause
	Involuntary without cause	or quit for good reason
Executive benefits and	termination or quit	termination following
payments upon termination	for good reason	change in control (CIC)	Death/disability

Compensation:
Base salary (b)	$2,400,000	$2,400,000	$—
Annual incentive plan (c)	2,700,000	2,700,000	—
GMAC 2007-2009 LTIP (d)	452,692	—	452,692
GMAC MPI (e)	—	—	—
Health care (f)	13,030	13,030	—

Total	$5,565,721	$5,113,030	$452,692

(a)	As of December 31, 2007, Mr. de Molina is not eligible to retire under any qualified or nonqualifed GMAC retirement plan.
(b)	Mr. de Molina’s employment agreement provides for a severance payment, in the event of an involuntary without cause or quit for good reason termination, equal to two times base salary.
(c)	Mr. de Molina’s employment agreement provides for a severance annual incentive payment, in the event of an involuntary without cause or quit for good reason termination, equal to the greater of $600,000 or two times his actual incentive earned for the last fiscal year, plus a pro rata incentive award for year of termination. The table above includes two times Mr. de Molina’s actual 2007 incentive award plus an additional full year of the actual 2007 award, which would be pro rata if the termination occurred prior to the last day of the year. Annual incentive plan award will be paid out pursuant to plan provisions on a pro rata basis based on actual performance for death or disability, as described above.
(d)	For the GMAC 2007-2009 LTIP, in the event of termination by the company without cause, quit for good reason, death, or disability, a monthly pro rata payout will be made following the next valuation. In the event of a termination by the company without cause or quit for good reason following a CIC, vesting will accelerate, and payout will be paid to the extent the 10% minimum growth rate has been achieved. As of December 31, 2007, the 10% minimum growth rate was not achieved.
(e)	The GMAC MPI will give credit for vested shares plus next year’s time-based tranche upon termination for involuntary without cause; quit for good reason, or death/disability. Termination following a CIC will result in immediate vesting of all time-based shares and payout to the extent the 10% minimum growth rate has been achieved. As of December 31, 2007, the 10% minimum growth rate was not achieved.
(f)	Health care coverage continues for 18 months in the event of an involuntary without cause or quit for good reason termination.

GMAC LLC • Form 10-K

William F. Muir, President (a)
		Involuntary without cause
	Involuntary without	or quit for good
Executive benefits and	cause termination	reason termination following	Death/
payments upon termination	or quit for good reason	change in control (CIC)	disability

Compensation:
Base salary (b)	$1,700,000	$1,700,000	$—
Annual incentive plan (c)	2,587,500	2,587,500	—
Long-term incentives (d)
GM 2005-2007 LTIP	—	—	—
GM 2006-2008 LTIP	—	—	101,240
GMAC 2007-2009 LTIP	357,394	—	357,394
GM stock options (e)	—	—	32,080
GMAC MPI (f)	—	—	—
Health care (g)	13,030	13,030	—

Total	$4,657,924	$4,300,530	$490,714

(a)	As of December 31, 2007, Mr. Muir is not eligible to retire under any qualified or nonqualified GMAC or GM retirement plan. Upon termination of employment, he could receive a frozen vested benefit from the GM Salaried Retirement Program, reduced for age if received prior to age 65. This benefit is available to any salaried employee who participants in the plan.
(b)	Mr. Muir’s employment agreement provides for a severance payment, in the event of an involuntary without cause or quit for good reason termination, equal to two times base salary.
(c)	Mr. Muir’s employment agreement provides for a severance annual incentive payment, in the event of an involuntary without cause or quit for good reason termination, equal to the greater of $300,000 or two times his actual annual incentive earned for the last fiscal year, plus a pro rata incentive award for year of termination. The table above includes two times Mr. Muir’s actual 2007 incentive award plus an additional full year of the actual 2007 award, which would be pro rata if the termination occurred prior to the last day of the year. Annual incentive plan award will be paid out pursuant to plan provisions on a pro rate basis based on actual performance for death and disability, as described above.
(d)	GM LTIP performance periods are currently forecasted to payout as follows: 2006-2008: 125%; year-end amounts calculated using December 31, 2007, GM stock price of $24.89. Terminations resulting from death will be prorated for time worked, will vest immediately, and will be paid out at forecasted performance as soon as practicable. For the GMAC 2007-2009 LTIP, in the event of termination by the company without cause, quit for good reason, death, or disability, a monthly pro rata payout will be made following the next valuation. In the event of a termination by the company without cause or quit for good reason following a CIC, vesting will accelerate, and payout will be paid to the extent the 10% minimum growth rate has been achieved. As of December 31, 2007, the 10% minimum growth rate was not achieved.
(e)	Mr. Muir has 13,374 unexercisable stock options as of December 31, 2007; stock options are exercisable immediately upon death; stock options continue original exercise schedule on disability. Unexercisable options are forfeited for all other categories. The calculated stock option value was determined by the spread between the option grant price and the stock price on December 31, 2007, which was $24.89. Only 8,040 of the 13,374 options had “in-the-money” value.
(f)	The GMAC MPI will give credit for vested shares plus the next year’s time-based tranche upon termination for involuntary without cause or quit for good reason. Termination following a CIC will result in immediate vesting of all time-based shares and payout to the extent the 10% minimum growth rate has been achieved. As of December 31, 2007, the 10% minimum growth rate was not achieved.
(g)	Mr. Muir’s employment agreement provides for the continuance of health care coverage for 18 months in the event of an involuntary without cause termination or quit for good reason.

Michael Rossi, Chairman, ResCap (a)
		Involuntary without cause
	Involuntary without	or quit for good
Executive benefits and	cause termination	reason termination following	Death/
payments upon termination	or quit for good reason	change in control (CIC)	disability

Compensation:
Base salary (b)	$1,500,000	$1,500,000	$—
Annual incentive plan (c)	900,000	900,000	—
GMAC 2007-2009 LTIP (d)	452,659	—	452,659
GMAC MPI (e)	—	—	—
Health care (f)	13,030	13,030	—

Total	$2,865,688	$2,413,030	$452,659

(a)	As of December 31, 2007, Mr. Rossi is not eligible to retire under any qualified or nonqualified GMAC retirement plan.
(b)	Mr. Rossi is covered under the executive severance plan, which pays out 125% of base salary, in the event of an involuntary without cause or quit for good reason termination.
(c)	Mr. Rossi is covered under the executive severance plan, which may pay out the greater of a pro rata portion of the annual incentive plan or 50% of target bonus, in the event of an involuntary without cause or quit for good reason termination. For 2007, either methodology produces the same result.
(d)	For the GMAC 2007-2009 LTIP, in the event of termination by the company without cause, quit for good reason, death, or disability, a monthly pro rata payout will be made following the next valuation. In the event of a termination by the company without cause or quit for good reason following a CIC, vesting will accelerate, and payout will be paid to the extent the 10% minimum growth rate has been achieved. As of December 31, 2007, the 10% minimum growth rate was not achieved.
(e)	The GMAC MPI will give credit for vested shares plus the next year’s time-based tranche upon termination for involuntary without cause or quit for good reason. Termination following a CIC will result in immediate vesting of all time-based shares and payout to the extent the 10% minimum growth rate has been achieved. As of December 31, 2007, the 10% minimum growth rate was not achieved.
(f)	Health care coverage continues for 18 months in the event of an involuntary without cause or quit for good reason termination.

GMAC LLC • Form 10-K

Sanjiv Khattri, Executive Vice President, Corporate Development and Strategy (a)
		Involuntary without cause
	Involuntary without cause	or quit for good reason
Executive benefits and	termination or quit	termination following	Death/
payments upon termination	for good reason	change in control (CIC)	disability

Compensation:
Base salary (b)	$1,400,000	$1,400,000	$—
Annual incentive plan (c)	1,350,000	1,350,000	—
Long-term incentives (d)
GM 2005-2007 LTIP	—	—	—
GM 2006-2008 LTIP	—	—	68,759
GMAC 2006-2008 LTIP	236,328	—	236,328
GM stock options (e)	—	—	14,757
GMAC MPI (f)	—	—	—
Health care (g)	13,030	13,030	—

Total	$2,999,358	$2,763,030	$319,844

(a)	As of December 31, 2007, Mr. Khattri is not eligible to retire under any qualified or nonqualified GMAC or GM retirement plan. Upon termination of employment, he could receive a frozen vested benefit from the GM Salaried Retirement Program, reduced for age if received prior to age 65. This benefit is available to any salaried employee who participants in the plan.
(b)	Mr. Khattri’s employment agreement provides for a severance payment, in the event of an involuntary without cause or quit for good reason termination, equal to two times base salary.
(c)	Mr. Khattri’s employment agreement provides for a severance annual incentive payment, in the event of an involuntary without cause or quit for good reason termination, equal to the greater of $200,000 or two times his actual annual incentive earned for the last fiscal year, plus a pro rata incentive award for year of termination. The table above includes two times Mr. Khattri’s actual 2007 incentive award plus an additional full year of the actual 2007 award, which would be pro rata if the termination occurred prior to the last day of the year. Annual incentive plan award will be paid pursuant to plan provisions on a pro rata basis based on actual performance for death and disability, as described above.
(d)	GM LTIP performance periods are currently forecasted to payout as follows: 2006-2008: 125%; year-end amounts calculated using December 31, 2007, GM stock price of $24.89. Terminations resulting from death will be prorated for time worked, will vest immediately, and will be paid out at forecast performance as soon as practicable. For the GMAC 2007-2009 LTIP, in the event of termination by the company without cause, quit for good reason, death, or disability, a monthly pro rata payout will be made following the next valuation. In the event of a termination by the company without cause or quit for good reason following a CIC, vesting will accelerate, and payout will be paid to the extent the 10% minimum growth rate has been achieved. As of December 31, 2007, the 10% minimum growth rate was not achieved.
(e)	Mr. Khattri has 6,298 unexercisable stock options as of December 31, 2007; stock options are exercisable immediately upon death; stock options continue original exercise schedule on disability. Unexercisable options are forfeited for all other categories. The calculated stock option value was determined by the spread between the option grant price and the stock price on December 31, 2007, which was $24.89. Only 3,698 of the 6,298 options had “in-the-money” value.
(f)	The GMAC MPI will give credit for vested shares plus the next year’s time-based tranche upon termination for involuntary without cause or quit for good reason. Termination following a CIC will result in immediate vesting of all time-based shares and payout to the extent the 10% minimum growth rate has been achieved. As of December 31, 2007, the 10% minimum growth rate was not achieved.
(g)	Mr. Khattri’s employment agreement provides for the continuance of health care coverage for 18 months in the event of an involuntary without cause termination or quit for good reason.

Director Compensation
Prior to the sale of a 51% interest in GMAC as of November 30, 2006, we operated as a wholly owned subsidiary of GM, and the GMAC Board of Directors (the Board) was composed solely of GM and GMAC employees who did not receive incremental compensation associated with their director roles. Subsequent to the completion of the sale, GMAC Board members are now elected pursuant to the terms of our Amended and Restated Limited Liability Company Operating Agreement (Operating Agreement), which was effective November 30, 2006.

In accordance with the Operating Agreement, GM has appointed five Board members, which include Messrs. Wagoner, Henderson, Borst, LaNeve, and Scully. Mr. Scully is an “independent” director in accordance with the terms of the Operating Agreement. In addition, FIM Holdings has appointed eight board members in accordance with the Operating Agreement, which include Messrs. Neporent, Tessler, Bruno, Plattus, Klein, Merkin, Duggan, and Hirsch. Both Messrs. Duggan and Hirsch are “independent” in accordance with the Operating Agreement. During 2006, no Board member received compensation for services. In 2007, each independent board member (Messrs. Scully, Duggan, and Hirsch) received an annual retainer of $120,000. As Audit Committee Chairman, Mr. Duggan received an additional retainer of $40,000 and Mr. Hirsch received an additional retainer of $20,000 for his participation as a member of the Audit Committee. Given GM and FIM Holdings ownership interest in GMAC, retainers are not paid to these individuals in their capacity as board members.

Directors are further reimbursed for travel expenses incurred in conjunction with their duties as directors. Furthermore, GMAC will provide the broadest form of indemnification under Delaware law under which liabilities may arise as a result of their role on the GMAC Board, as well as payments for reimbursements for expenses incurred by a director in defending against claims in connection with their role, given the director satisfies the statutory standard of care.

GMAC LLC • Form 10-K

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following chart sets forth information as of February 27, 2008,with respect to the beneficial ownership of GMAC membership interests.

		Amount and nature
	Name and address	of beneficial
Title of class	of beneficial owner	ownership (a)	Percent of class

Class A Membership Interests (b)	FIM Holdings LLC c/o Cerberus Capital Management, L.P. 299 Park Avenue, 22nd Floor New York, New York 10171	55,072	100%
Class B Membership Interests (b)	GM Finance Co. Holdings LLC c/o General Motors Corporation 300 Renaissance Center Detroit, Michigan 48265-3000	49,000	93%
Class B Membership Interests (b)	GM Preferred Finance Co. Holdings, Inc. c/o General Motors Corporation 300 Renaissance Center Detroit, Michigan 48265-3000	3,912	7%
Preferred	GM Preferred Finance Co. Holdings, Inc.	1,021,764	100%
Membership Interests (c)	c/o General Motors Corporation 300 Renaissance Center Detroit, Michigan 48265-3000

(a)	All ownership is direct.
(b)	Class A Membership Interests and Class B Membership Interests each have equal rights and preferences in GMAC’s assets.
(c)	GMAC Preferred Membership Interests are nonvoting. Please refer to Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for further details.

Please refer to Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for further details regarding the membership interests of the Company. For details with respect to security ownership of management, refer to Item 11, Executive Compensation.

GMAC LLC • Form 10-K

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain relationships and related transactions are described below.

Relationship with General Motors
Products and Services Provided to GM
We provide various products and services to GM on terms comparable to those we provide to third parties. Except as described below, we currently expect to continue to provide these services to GM on an ongoing basis. These products and services include the following:

•	We provide wholesale and term-loan financing to dealerships that are either wholly owned by GM or in which GM has a controlling interest. The majority of these dealerships are located in the United States. As of December 31, 2007, finance receivables and loans to U.S. dealerships owned or majority owned by GM totaled approximately $883 million.

•	We provide wholesale financing for certain GM products. The terms of these wholesale settlements for certain products are at shipment date, and we collect interest from GM to the extent settlements are made prior to the expiration of transit. We received interest on wholesale settlements of $179 million for the year ended December 31, 2007.

•	We provide operating leases to GM-affiliated entities including vehicles, buildings, and other equipment with a net book value of $330 million as of December 31, 2007. Lease revenues of $13 million were received during the year ended December 31, 2007.

•	We received interest on notes receivable from GM of $134 million during the year ended December 31, 2007.

•	We have other lease arrangements whereby we lease facilities to GM whereby we have advanced $26 million. We receive leasing revenues under these arrangements for which we recognized lease property revenues of $3 million for the year ended December 31, 2007.

•	In certain states, we provide insurance to GM for mechanical service contracts and for which we have received insurance premiums of $254 million for the year ended December 31, 2007.

•	GM uses our global relocation services for certain relocations of their employees. GM paid approximately $8 million for such services during the year ended December 31, 2007. In addition, GM paid mortgage-related fees for their employees of $3 million during the year ended December 31, 2007. As of December 31, 2007, we recorded a receivable for these services from GM in the amount of $15 million.

•	GM may elect to sponsor financing incentive programs for wholesale dealer financing, primarily in our International operations. This is known as wholesale subvention. We received wholesale subvention and services fees of $269 million for the year ended December 31, 2007.

Support Services Provided by GM
GM historically has provided a variety of support services for our business, and we reimburse GM for the costs of providing these services to us. In addition, GM supports us by reimbursing us for certain programs it has with its customers or for expenses we may experience due to their business operations. The services GM provides us, including reimbursement arrangements, include:

•	GM may elect to sponsor incentive programs (on both retail contracts and leases) by supporting financing rates below standard rates at which we purchase retail contracts. In addition, under residual support programs, GM may upwardly adjust residual values above the standard lease rates. Out of our total new retail and lease contracts in North America and International, 85% and 42%, respectively had rate or residual incentives for the year ended December 31, 2007.

•	GM provides lease residual value support as a marketing incentive to encourage consumers to lease vehicles. GM reimburses us for its portion of the increased residual values to the extent the remarketing sale proceeds are less than the contract residual at termination. GM reimbursed us $1 billion in residual support for the year ended December 31, 2007.

•	We paid interest on loans from GM of $23 million during the year ended December 31, 2007.

•	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle. Under these programs, GM waives all or a portion of the customer’s remaining payment obligation and compensates us for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle. We reported net financing revenue from this compensation program of $39 million for the year ended December 31, 2007.

•	GM reimburses us for certain selling expenses we may incur on certain vehicles sold by us at auction. We received reimbursements of $38 million for the year ended December 31, 2007.

•	GM occasionally provides payment guarantees on certain commercial and dealer loans and receivables GMAC has outstanding. The amount of commercial and dealer loans

GMAC LLC • Form 10-K

and receivables covered by a GM guarantee was $107 million as of December 31, 2007.

•	Certain arrangements exist whereby GM accounts for the sale of a vehicle at the time the vehicle is sold to us and delivered to a dealer on a consignment arrangement from us. GM provides us with a guaranteed right of return for this inventory. As of December 31, 2007, we have $90 million of vehicles with this right of return. Similar arrangements exist whereby GM has provided us with an option to take back the vehicles.

•	General Motors Investment Management Corporation (GMIMCo), an indirect wholly owned subsidiary of GM, provides asset management services to GMAC with respect to the investment of assets at our Insurance operations. The fees paid to GMIMCo for these services are based on GMIMCo’s costs associated with managing those assets, which varies from year to year. With respect to GMIMCo’s management of these insurance assets, we incurred expenses of $3 million for the year ended December 31, 2007.

•	GM provides us certain other services and facilities services for which we reimburse them. We made reimbursement payments to GM of $112 million for the period ended December 31, 2007.

•	GM provides us certain marketing services for which we reimburse them. We made reimbursement payments to GM of $26 million for the period ended December 31, 2007.

•	GM has provided us certain legal, real estate, and tax services for which we paid GM $0.3 million during the year ended December 31, 2007.

•	We have accounts payable to GM which include wholesale settlements payments to GM, subvention receivables due from GM and notes payable. The net balance outstanding for accounts payable was $1.1 billion for the year ended December 31, 2007.

Credit Arrangements and Other Amounts Due from or Owed to GM

•	We have certain financing arrangements with GM with outstanding receivables totaling $1.9 billion for the year ended December 31, 2007. These receivables include certain of our borrowing arrangements with GM Opel, vehicles consigned at dealerships, our funding of GM company-owned vehicles, rental car vehicles awaiting sale at auction, as well as amounts related to GM’s trade supplier finance program, and amounts related to other arrangements.

•	We provide wholesale financing to GM for vehicles in which GM retains title while the vehicles are consigned to GMAC or dealers in the United Kingdom and Italy. The financing to GM remains outstanding until title is transferred to the dealers. The amount of financing provided to GM by GMAC under this arrangement varies based on inventory levels. As of December 31, 2007, the amount of this financing outstanding was $1.6 billion.

•	We were party to a letter agreement (the Rental Fleet Agreement), dated March 15, 1991, pursuant to which we agreed to buy from GM, on agreed terms reflecting fair value, all vehicles sold by GM to rental car companies that GM had become obligated to repurchase. Under the Rental Fleet Agreement, GM’s auction department then would sell the vehicle for us and remit the proceeds to us. GM was required to pay us a fee in connection with the arrangement, which was calculated based on the length of time we held the vehicle and the actual auction proceeds of the vehicle. The Rental Fleet Agreement provided for a true-up mechanism, whereby GM was required to reimburse us to the extent the revenues we earned from the resale of the vehicles were less than the amount we paid GM to purchase such vehicles. As a result of the true-up mechanism, under GAAP, we treated the transaction as a loan rather than a purchase. This agreement was terminated in October 2006. We continue to be parties to similar agreements in various countries in Europe. As of December 31, 2007, we have a receivable in the amount of $213.9 million for providing this service.

•	We provide loans to minority-owned dealerships, whereby GM reimburses us for the full amount, and we record a payable until the dealer has paid the loan balance. We have recorded a payable to GM in the amount of $4 million as of December 31, 2007.

•	We pay 70% of the total wholesale volume to GM in Finland. The remaining 30% is financed through loans from GM. These loans have a balance of $16 million as of December 31, 2007.

•	In 2003, GMAC Germany provided funding facilities for vehicles to be held at GM owned central warehouses. Title to such vehicles passes from GM to us in these transactions. Furthermore, we buy these vehicles from the GM Overseas Distribution Center and receive 100% ownership. The transaction is similar to consignment stock and contains the obligation of GM to buy the car after 45 days. The amount payable to GM as of December 31, 2007, is $17.0 million.

Distributions
Refer to Item 5, beginning on page 18, for a discussion of distributions made to the holders of our membership interests.

Capital Contributions Received from GM
During 2007, GM made $1.1 billion in capital contributions.

GMAC LLC • Form 10-K

Related Party Transaction Procedures
Operating Agreement
The GMAC Amended and Restated Limited Liability Company Operating Agreement (see Exhibit 3.3) provides for procedures and approval requirements for transactions with certain related persons. As previously discussed, our Board consists of 13 members — six appointed by FIM Holdings (Class A Managers) , four appointed by GM (Class B Managers), and three independent members (Independent Managers), two of whom are appointed by FIM Holdings LLC, and one by GM. Any Related Party Transaction (as defined below) requires the prior written consent of (i) at least a majority of the Class A Managers, (ii) at least a majority of the Class B Managers, and (iii) at least a majority of the Independent Managers, unless at least a majority of the Independent Managers determines that such transaction is entered into in the ordinary course of business and is on terms no less favorable to GMAC or its subsidiaries, as applicable, than those that would have been obtained in a comparable transaction with a person that is not an affiliate. These procedures are in addition to any additional internal approvals that may also be required for a particular transaction.

Transactions subject to these requirements (Related Party Transactions) include the entering into, amendment or other modification of any transaction with any “affiliate,” “member,” or any of their affiliates or any “senior executive officer” (other than, in the case of any senior executive officer, any agreement or arrangement entered into in connection with such person’s employment with us or any of our subsidiaries, including compensation arrangements), if the value of the consideration provided by GMAC and/or any of our subsidiaries to any such affiliate, member, or any of their affiliates or any senior executive officer involves in excess of $5 million or, if there is no monetary consideration paid or quantifiable value exchanged, if the agreement is otherwise material to GMAC and/or any of our subsidiaries.

For purposes of the above-described procedures, the following definitions apply:

•	“Affiliate” means with respect to any person, any other person that, directly or indirectly, whether through one or more intermediaries, controls, is controlled by or is under common control with such person, excluding any employee benefit plan or related trust (but excluding any subsidiary of GMAC);

•	“Member” means GM Finance Co. Holdings LLC, FIM Holdings, GM Preferred Finance Co. Holdings Inc., GMAC Management LLC, and each other person who is subsequently admitted as a member of GMAC in accordance with the terms of the LLC Agreement; and

•	“Senior Executive Officer” means collectively, the Chief Executive Officer, the Chief Financial Officer, and any executive of GMAC that holds the title of “president.”

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

Other Matters
Mr. Scully is a Member of the Office of the Chairman of Morgan Stanley. In the ordinary course of their businesses, Morgan Stanley and its affiliates in the past have engaged, and currently are engaged, in investment banking transactions with and providing other services to GMAC and its affiliates, including, without limitation, financing, securitization, underwriting, and advisory services, which transactions and

GMAC LLC • Form 10-K

services have been and are on arm’s-length terms. Mr. Scully has no material interest in these transactions and services.

Mr. Klein is the Chairman and Co-Chief Executive Officer of Citi Markets and Banking at Citigroup Inc. In the ordinary course of their businesses, Citigroup Inc. and its affiliates in the past have engaged, and currently are engaged, in commercial banking and investment banking transactions with and providing other services to GMAC and its affiliates, including, without limitation, financing, securitization, underwriting, and advisory services, which transactions and services have been and are on arm’s-length terms. Mr. Klein has not had, and does not currently have, a material interest in these transactions and services.

Item 14.	Principal Accounting Fees and Services

We retained Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) to audit our consolidated financial statements for the year ended December 31, 2007. We also retained Deloitte & Touche, as well as other accounting and consulting firms, to provide various other services in 2007.

The aggregate fees billed to us for professional services performed by Deloitte & Touche were as follows:

December 31, ($ in millions)	2007	2006

Audit fees (a)	$30	$30
Audit-related fees (b)	5	2
Tax fees (c)	3	4

Total principal accountant fees	$38	$36

(a)	Audit fees pertain to the audit of our annual consolidated financial statements, including reviews of the interim financial statements contained in our Quarterly Reports on Form 10-Q and completion of statutory reports. Also included in this category are $10 million in 2007 and $10 million in 2006 of fees for services such as comfort letters to underwriters in connection with debt issuances, attest services, consents to the incorporation of the Deloitte & Touche audit report in publicly filed documents, and assistance with and review of documents filed with the SEC.
(b)	Audit-related fees pertain to assurance and related services that are traditionally performed by the principal accountant, including employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations, and audits in connection with proposed or consummated acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.
(c)	Tax fees pertain to services performed for tax compliance, tax planning, and tax advice, including preparation of tax returns and claims for refund, and tax payment-planning services. Tax planning and advice also includes assistance with tax audits and appeals and tax advice related to specific transactions.

The services performed by Deloitte & Touche in 2007 were preapproved in accordance with the Independent Auditor Services and Preapproval Policy of the GMAC Audit Committee. This policy requires that, prior to the commencement of audit services, the independent audit firm will present the annual audit fee to the GMAC Audit Committee for approval. Additionally, the independent audit firm will present annually any other forecasted audit services to be performed during the year (e.g., agreed upon procedures and attest services). Amounts exceeding the original approved forecast or services not initially contemplated or considered during the annual approval must be presented by the independent audit firm on a timely basis for approval by the GMAC Audit Committee. By appointment of the independent auditor and approval of their engagement letter, the services and respective fees will be deemed to have been preapproved.

The GMAC Audit Committee must also preapprove all audit-related services, tax services and all other services that are proposed to be provided by the independent auditor. Similar to the above audit services, management and the independent audit firm will present to the Audit Committee an annual service fee projection by category for nonaudit services. The Committee will review and approve such services, and the approved amounts will form the basis for an annual limit on such fees for the independent audit firm. The Audit Committee will also review spending against the predefined limits on a periodic basis to determine if any adjustments to the limit are necessary.

The GMAC Audit Committee determined that all services provided by Deloitte & Touche during 2007 were compatible with maintaining their respective independence as principal accountants.

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

Exhibit	Description	Method of filing

2.1	Purchase and Sale Agreement by and among General Motors Corporation, GMAC LLC (formerly General Motors Acceptance Corporation), GM Finance Co. Holdings Inc. and FIM Holdings LLC dated as of April 2, 2006	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of April 2, 2006 (File No. 1-3754), incorporated herein by reference.
3.1	Certificate of Formation of GMAC LLC dated July 20, 2006	Filed as Exhibit 3.1 to the Company’s Quarterly Report for the Period Ended June 30, 2006, on Form 10-Q (File No. 1-3754); incorporated herein by reference.
3.2	Certificate of Conversion to Limited Liability Company of General Motors Acceptance Corporation to GMAC LLC dated July 20, 2006	Filed as Exhibit 3.2 to the Company’s Quarterly Report for the Period Ended June 30, 2006, on Form 10-Q (File No. 1-3754); incorporated herein by reference.
3.3	Amended and Restated Limited Liability Company Operating Agreement of GMAC LLC dated November 30, 2006	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of November 30, 2006 (File No. 1-3754), incorporated herein by reference.
3.3.1	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of GMAC LLC, dated April 16, 2007	Filed as Exhibit 3.1 to the Company’s Quarterly Report for the Period Ended June 30, 2007, on Form 10-Q (File 1-3754), incorporated herein by reference.
3.3.2	Amendment No. 2 to the Amended and Restated Limited Liability Company Operating Agreement of GMAC LLC, dated September 17, 2007	Filed as Exhibit 3.1 to the Company’s Quarterly Report for the Period Ended September 30, 2007, on Form 10-Q (File 1-3754), incorporated herein by reference.
3.3.3	Amendment No. 3 to the Amended and Restated Limited Liability Company Operating Agreement of GMAC LLC, dated November 1, 2007	Filed as Exhibit 3.2 to the Company’s Quarterly Report for the Period Ended September 30, 2007, on Form 10-Q (File 1-3754), incorporated herein by reference.
4.1	Form of Indenture dated as of July 1, 1982 between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115; incorporated herein by reference.
4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653; incorporated herein by reference.
4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987 supplementing the indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236; incorporated herein by reference.
4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996 supplementing the indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183; incorporated herein by reference.
4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705; incorporated herein by reference.
4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998 supplementing the indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463; incorporated herein by reference.
4.2	Form of Indenture dated as of September 24, 1996 between the Company and The Chase Manhattan Bank, Trustee, relating to SmartNotes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023; incorporated herein by reference.

GMAC LLC • Form 10-K

Exhibit	Description	Method of filing

4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207; incorporated herein by reference.
4.2.2	Form of Second Supplemental Indenture dated as of June 20, 2006 supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(2) to the Company’s Registration Statement No. 33-136021; incorporated herein by reference.
4.3	Form of Indenture dated as of October 15, 1985 between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 2-99057; incorporated herein by reference.
4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-4661; incorporated herein by reference.
4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company’s Registration Statement No. 33-6717; incorporated herein by reference.
4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company’s Registration Statement No. 33-12059; incorporated herein by reference.
4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company’s Registration Statement No. 33-26057; incorporated herein by reference.
4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company’s Registration Statement No. 33-31596; incorporated herein by reference.
4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.
4.3.7	Form of Seventh Supplemental Indenture dated as of June 15, 1998 supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 333-56431; incorporated herein by reference.
4.4	Form of Indenture dated as of December 1, 1993 between the Company and Citibank, N.A., Trustee, relating to Medium-Term Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 33-51381; incorporated herein by reference.
4.4.1	Form of First Supplemental Indenture dated as of January 1, 1998 supplementing the Indenture designated as Exhibit 4.4	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-59551; incorporated herein by reference.
10	United States Consumer Financing Services Agreement, dated November 30, 2006, by and between General Motors Corporation and GMAC LLC	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of November 30, 2006 (File No. 1-3754), incorporated herein by reference.
10.1	Intellectual Property License Agreement, dated November 30, 2006, by and between General Motors Corporation and GMAC LLC	Filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ending March 31, 2007 on Form 10-Q (File No. 1-3754), incorporated herein by reference.
10.2	Employment Agreement, dated November 30, 2006, between GMAC LLC and Eric Feldstein	Filed as Exhibit 10.2 to the Company’s Annual Report for the Period Ended December 31, 2006, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.3	Employment Agreement, dated November 30, 2006, between GMAC LLC and William Muir	Filed as Exhibit 10.3 to the Company’s Annual Report for the Period Ended December 31, 2006, on Form 10-K (File No. 1-3754), incorporated herein by reference.

GMAC LLC • Form 10-K

Exhibit	Description	Method of filing

10.4	Employment Agreement, dated November 30, 2006, between GMAC LLC and Sanjiv Khattri	Filed as Exhibit 10.4 to the Company’s Annual Report for the Period Ended December 31, 2006, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.5	Employment Agreement, dated September 1, 2007, between GMAC LLC and Alvaro G. de Molina	Filed herewith.
10.6	Letter Agreement, dated October 31, 2007, between GMAC LLC and Robert S. Hull	Filed herewith.
10.7	Separation Agreement and Release of Claims, dated July 25, 2007, between Residential Funding Company LLC and Bruce Paradis	Filed as Exhibit 10.1 to the Company’s Quarterly Report for the Period Ended June 30, 2007, on Form 10-Q (File No. 1-3754); incorporated herein by reference.
10.8	GMAC Long-Term Incentive Plan LLC Long-Term Phantom Interest Plan, effective December 18, 2006	Filed as Exhibit 10.5 to the Company’s Annual Report for the Period Ended December 31, 2006, on Form 10-K (File No. 1-3754); incorporated herein by reference.
10.8.1	Amendment #1 to The GMAC Long-Term Incentive Plan LLC Long-Term Phantom Interest Plan, dated February 13, 2008	Filed herewith.
10.9	Form of Award Agreement related to the GMAC Long-Term Incentive Plan LLC Long-Term Phantom Interest Plan (2007 -- 2009 performance period) (applicable to Messrs. Feldstein, Muir, and Khattri)	Filed as Exhibit 10.6 to the Company’s Annual Report for the Period Ended December 31, 2006, on Form 10-K (File No. 1-3754); incorporated herein by reference.
10.10	Form of Award Agreement related to the GMAC Long-Term Incentive Plan LLC Long-Term Phantom Interest Plan (2007 -- 2009 performance period) (applicable to executives other than Messrs. Feldstein, Muir, and Khattri)	Filed as Exhibit 10.7 to the Company’s Annual Report for the Period Ended December 31, 2006, on Form 10-K (File No. 1-3754); incorporated herein by reference.
10.11	Form of Award Agreement related to the GMAC Long-Term Incentive Plan LLC Long-Term Phantom Interest Plan (2008 -- 2010 performance period) (applicable to Messrs. Muir and de Molina)	Filed herewith.
10.12	Form of Award Agreement related to the GMAC Long-Term Incentive Plan LLC Long-Term Phantom Interest Plan (2008 -- 2010 performance period) (applicable to executives other than Messrs. Muir and de Molina)	Filed herewith.
10.13	GMAC Management LLC Class C Membership Interest Plan, effective December 18, 2006	Filed as Exhibit 10.8 to the Company’s Annual Report for the Period Ended December 31, 2006, on Form 10-K (File No. 1-3754); incorporated herein by reference.
10.13.1	Amendment #1 to The GMAC Management LLC Class C Membership Interests Plan, dated February 13, 2008	Filed herewith.
10.14	Form of Award Agreement related to GMAC Management LLC Class C Membership Interest Plan (Class C Membership Interests) (applicable to Messrs. Feldstein, Muir, and Khattri)	Filed as Exhibit 10.9 to the Company’s Annual Report for the Period Ended December 31, 2006, on Form 10-K (File No. 1-3754); incorporated herein by reference.
10.15	Form of Award Agreement related to GMAC Management LLC Class C Membership Interest Plan (Class C Membership Interests) (applicable to executives other than Messrs. Feldstein, Muir, and Khattri)	Filed as Exhibit 10.10 to the Company’s Annual Report for the Period Ended December 31, 2006, on Form 10-K (File No. 1-3754); incorporated herein by reference.
10.16	Form of Award Agreement related to GMAC Management LLC Class C Membership Interest Plan (Class C-2 Membership Interests) (applicable to Mr. de Molina)	Filed herewith.

GMAC LLC • Form 10-K

Exhibit	Description	Method of filing

10.17	Form of Award Agreement related to GMAC Management LLC Class C Membership Interest Plan (Class C-2 Membership Interests) (applicable to executives other than Mr. de Molina)	Filed herewith.
10.18	Form of Award Agreement related to GMAC Management LLC Class C Membership Interest Plan (Class C-2A Membership Interests) (applicable to Mr. de Molina)	Filed herewith.
10.19	Form of Award Agreement related to GMAC Management LLC Class C Membership Interest Plan (Class C-2A Membership Interests) (applicable to executives other than Mr. de Molina)	Filed herewith.
10.20	Plan and Summary Description for GMAC LLC Senior Leadership Severance Plan	Filed as Exhibit 10.12 to the Company’s Annual Report for the Period Ended December 31, 2006, on Form 10-K (File No. 1-3754); incorporated herein by reference.
12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
21	Subsidiaries of the Registrant as of December 31, 2007	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

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

Signatures
GMAC LLC • Form 10-K

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of February, 2008.

GMAC LLC
(Registrant)

/s/ Eric A. Feldstein
Eric A. Feldstein
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 27th day of February, 2008.

/s/ Eric A. Feldstein Eric A. Feldstein Chief Executive Officer	/s/ Alvaro de Molina Alvaro de Molina Chief Operating Officer

/s/ Robert S. Hull Robert S. Hull Executive Vice President and Chief Financial Officer	/s/ David J. DeBrunner David J. DeBrunner Vice President, Chief Accounting Officer, and Corporate Controller

Signatures
GMAC LLC • Form 10-K

/s/ T. K. Duggan T. K. Duggan Director	/s/ Seth P. Plattus Seth P. Plattus Director

/s/ Douglas A. Hirsch Douglas A. Hirsch Director	/s/ Michael S. Klein Michael S. Klein Director

/s/ Robert W. Scully Robert W. Scully Director	/s/ G. Richard Wagoner, Jr. G. Richard Wagoner, Jr. Director

/s/ J. Ezra Merkin J. Ezra Merkin Director	/s/ Frederick A. Henderson Frederick A. Henderson Director

/s/ Mark A. Neporent Mark A. Neporent Director	/s/ Mark R. LaNeve Mark R. LaNeve Director

/s/ Lenard B. Tessler Lenard B. Tessler Director	/s/ Walter G. Borst Walter G. Borst Director

/s/ Frank W. Bruno Frank W. Bruno Director