Form 10-Q
period 2008-03-31
GMAC LLC
filed 2008-05-08
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008, or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑

GMAC LLC

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

GMAC LLC

CONDENSED CONSOLIDATED STATEMENT OF INCOME (unaudited)

	Three months ended March 31,
($ in millions)	2008	2007

Revenue
Consumer	$1,821	$2,528
Commercial	648	723
Loans held for sale	360	479
Operating leases	2,103	1,568

Total financing revenue	4,932	5,298
Interest expense	3,179	3,673
Depreciation expense on operating lease assets	1,397	1,081

Net financing revenue	356	544
Other revenue
Servicing fees	470	559
Servicing asset valuation and hedge activities, net	410	(302)
Insurance premiums and service revenue earned	1,109	1,041
Loss on mortgage and automotive loans, net	(600)	(37)
Investment (loss) income	(232)	309
Other income	897	866

Total other revenue	2,054	2,436
Total net revenue	2,410	2,980
Provision for credit losses	474	681
Noninterest expense
Compensation and benefits expense	614	635
Insurance losses and loss adjustment expenses	630	573
Other operating expenses	1,263	1,246

Total noninterest expense	2,507	2,454
Loss before income tax expense	(571)	(155)
Income tax expense	18	150

Net loss	($589)	($305)

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GMAC LLC

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

	March 31,	December 31,
($ in millions)	2008	2007

Assets
Cash and cash equivalents	$14,836	$17,677
Investment securities	14,639	16,740
Loans held for sale	21,446	20,559
Finance receivables and loans, net of unearned income
Consumer ($3,915 at fair value at March 31, 2008)	80,493	87,769
Commercial	41,232	39,745
Allowance for credit losses	(2,292)	(2,755)

Total finance receivables and loans, net	119,433	124,759
Investment in operating leases, net	33,122	32,348
Notes receivable from General Motors	1,927	1,868
Mortgage servicing rights	4,278	4,703
Premiums and other insurance receivables	2,227	2,030
Other assets	31,446	28,255

Total assets	$243,354	$248,939

Liabilities
Debt
Unsecured	$99,824	$102,339
Secured ($4,299 at fair value at March 31, 2008)	85,470	90,809

Total debt	185,294	193,148
Interest payable	2,356	2,253
Unearned insurance premiums and service revenue	4,953	4,921
Reserves for insurance losses and loss adjustment expenses	3,096	3,089
Deposit liabilities	17,961	15,281
Accrued expenses and other liabilities	14,078	13,432
Deferred income taxes	852	1,250

Total liabilities	228,590	233,374
Equity
Members’ interest	8,915	8,912
Preferred interests	1,052	1,052
Retained earnings	3,880	4,649
Accumulated other comprehensive income	917	952

Total equity	14,764	15,565

Total liabilities and equity	$243,354	$248,939

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GMAC LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
Three Months Ended March 31, 2008 and 2007

				Accumulated
				other
	Members’	Preferred	Retained	comprehensive	Total	Comprehensive
($ in millions)	interest	interests	earnings	income	equity	income (loss)

Balance at January 1, 2007	$6,711		$7,173	$485	$14,369
Net loss			(305)		(305)	($305)
Preferred interests dividends			(52)		(52)
Capital contributions	1,034				1,034
Other comprehensive income				20	20	20

Balance at March 31, 2007	$7,745		$6,816	$505	$15,066	($285)

Balance at January 1, 2008 before cumulative effect of adjustments	$8,912	$1,052	$4,649	$952	$15,565
Cumulative effect of a change in accounting principle, net of tax:
Adoption of Statement of Financial Accounting Standards No. 157 (a)			23		23
Adoption of Statement of Financial Accounting Standards No. 159 (a)			(178)		(178)
Balance at January 1, 2008 after cumulative effect of adjustments	8,912	1,052	4,494	952	15,410
Capital contributions	3				3
Net loss			(589)		(589)	($589)
Preferred interests dividends			(26)		(26)
Dividends paid to members			(1)		(1)
Other			2		2
Other comprehensive loss				(35)	(35)	(35)

Balance at March 31, 2008	$8,915	$1,052	$3,880	$917	$14,764	($624)

(a)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further detail.

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GMAC LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
Three Months Ended March 31, 2008 and 2007

($ in millions)	2008	2007

Operating activities
Net cash provided by operating activities	$1,061	$4,872

Investing activities
Purchases of available-for-sale securities	(6,462)	(11,960)
Proceeds from sales of available-for-sale securities	6,647	2,343
Proceeds from maturities of available-for-sale securities	1,294	9,976
Net (increase) decrease in finance receivables and loans	(1,477)	580
Proceeds from sales of finance receivables and loans	591	5,147
Purchases of operating lease assets	(4,583)	(4,621)
Disposals of operating lease assets	1,957	1,861
Sales of mortgage servicing rights	174	—
Net increase in notes receivable from General Motors	(44)	(252)
Other, net	(924)	(984)

Net cash (used in) provided by investing activities	(2,827)	2,090

Financing activities
Net decrease in short-term debt	(3,613)	(797)
Net increase (decrease) in bank deposits	2,419	(805)
Proceeds from issuance of long-term debt	11,621	13,678
Repayments of long-term debt	(11,573)	(26,478)
Dividends paid	(35)	(21)
Other, net (a)	220	1,641

Net cash used in financing activities	(961)	(12,782)

Effect of exchange rate changes on cash and cash equivalents	(114)	18

Net decrease in cash and cash equivalents	(2,841)	(5,802)
Cash and cash equivalents at beginning of year	17,677	15,459

Cash and cash equivalents at March 31,	$14,836	$9,657

(a)	Includes $1 billion capital contribution from General Motors during the three months ended March 31, 2007, pursuant to the sale of 51% of GMAC to FIM Holdings LLC.

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    Basis of Presentation

GMAC LLC was founded in 1919 as a wholly owned subsidiary of General Motors Corporation (General Motors or GM). On November 30, 2006, GM sold a 51% interest in us (the Sale Transactions) to FIM Holdings LLC (FIM Holdings). FIM Holdings is an investment consortium led by Cerberus FIM Investors, LLC, the sole managing member. The consortium also includes Citigroup Inc., Aozora Bank Ltd., and a subsidiary of The PNC Financial Services Group, Inc. The terms “GMAC,” “the company,” “we,” “our,” and “us” refer to GMAC LLC and its subsidiaries as a consolidated entity, except where it is clear that the terms mean only GMAC LLC.

The Condensed Consolidated Financial Statements as of March 31, 2008, and for the three months ended March 31, 2008 and 2007, are unaudited but, in management’s opinion, include all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the results for the interim periods.

The interim-period consolidated financial statements, including the related notes, are condensed and are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim reporting. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim-period Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the United States Securities and Exchange Commission (SEC) on February 27, 2008.

Residential Capital, LLC (ResCap), our mortgage subsidiary, actively manages its liquidity and capital position and has developed plans to address its liquidity needs, including debt maturing in 2008 and other identified risks and uncertainties. These plans include, but are not limited to the following: continue to work proactively and maintain an active dialog with all of ResCap’s key credit providers to optimize all available liquidity options including negotiating credit terms, refinancing term loans and other secured facilities; potential pursuit of strategic alternatives that will improve ResCap’s liquidity such as continued strategic reduction of assets and other dispositions, focused production on prime conforming products which currently provide more liquidity options, explore potential alliances and joint ventures with third-parties involving portions of ResCap’s business; potential utilization of available committed unsecured lines of credit; certain asset liquidations; and explore opportunities for GMAC to provide funding or capital support to ResCap (there can be no assurances, however, that GMAC will undertake any such actions). Asset liquidation initiatives may include, among other things, sale of retained interest in ResCap’s mortgage securitizations, marketing of loans secured by time-share receivables, marketing of ResCap’s United Kingdom and Continental Europe mortgage loan portfolios, and whole loan sales among other initiatives.

With respect to these plans, we are currently in negotiations with ResCap to provide it with a new 2-year $3.5 billion senior secured credit facility, which is conditioned on successfully completing the debt tender and exchange offer for ResCap’s outstanding unsecured notes. However, there can be no assurances that we will undertake any such actions. Additionally, ResCap is seeking amendments to substantially all of its secured bilateral facilities that would extend the maturities of such facilities or modify the tangible net worth covenant contained in such facilities. For further details with respect to the foregoing plans, refer to Note 13 — Subsequent Events.

While successful execution cannot be assured, management believes the plans are sufficient to meet ResCap’s liquidity requirements over the next twelve months. If unanticipated market factors emerge and/or ResCap is unable to successfully execute its plans, referenced above, it would have a material adverse effect on our business, results of operations and financial position.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Share-Based Compensation Plans

In 2007, the Compensation Committee approved the Long-Term Phantom Interest Plan (LTIP) and a Management Profits Interest Plan (MPI). Both plans meet the definition of share-based compensation awards, and therefore are accounted for under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)). These compensation plans provide our executives with an opportunity to share in the future growth in value of GMAC, which is necessary to attract and retain key executives. The first grants of our plans were made in the first quarter of 2007. The Compensation Committee authorized additional LTIP and MPI awards during the first quarter of 2008.

The LTIP is an incentive plan for executives based on the appreciation of GMAC’s value in excess of 10% during a three-year performance period. The awards vest at the end of the performance period and are paid in cash following a valuation of GMAC performed by FIM Holdings. The awards do not entitle the participant to an equity-ownership interest in GMAC. At March 31, 2008, 329 units were issued and outstanding for the 2007-2009 performance period, and 467 units were issued and outstanding for the 2008-2010 performance period. Under SFAS 123(R), the awards require liability treatment and are remeasured quarterly at fair value until they are settled. The compensation cost related to these awards will be ratably charged to expense over the requisite service period, which are the vesting periods ending December 31, 2009 and 2010, for the respective awards. We utilize a Black-Scholes model to fair value the LTIP awards, which considers expected volatility, expected term of the awards, and changes in our performance, market, and industry. Changes in fair value relating to the portion of the awards that have vested will be recognized in earnings in the period in which the changes occur. The estimated fair value of the awards outstanding at March 31, 2008, was approximately $21 million. Compensation (income) expense recognized during the three months ended March 31, 2008 and 2007, was ($10) million and $4 million, respectively. We recognized compensation income for the three months ended March 31, 2008, due to a decline in the value of the liability mainly as a result of forfeitures and a change in assumptions due to information obtained during the same period.

The MPI is an incentive plan whereby Class C Membership interests in GMAC held by a management company are granted to senior executives. Series C-1 (C-1) awards were granted beginning in the first quarter of 2007; Series C-2 (C-2) and Series C-2A (C-2A) awards were granted beginning in the first quarter of 2008. The number of Class C Membership Interests available to be issued was also increased from 5,820 to 8,330. The total Class C Membership interests outstanding at March 31, 2008, were approximately 6,556, comprised of 3,873 C-1, 1,852 C-2, and 831 C-2A awards. Half of the awards vest based on a service requirement, and half vest based on meeting operating performance objectives. The service portion vests ratably over five years beginning November 30, 2007, for C-1 and C-2A awards and November 30, 2008, for C-2 awards, and on each of the next four anniversaries thereafter. The performance portion vests based on five separate annual targets beginning in 2007 for C-1 and C-2A awards and in 2008 for C-2 awards. If the performance objectives are met, that year’s pro rata share of the awards vest. If the current year objectives are not met but the annual performance objectives of a subsequent year are met, all unvested shares from previous years will vest. Any awards that do not vest during the five one-year performance periods will be forfeited. Under SFAS 123(R), the awards require equity treatment and are fair valued as of their grant date. We utilize a Black-Scholes model to determine the grant date fair value of the MPI awards, which considers expected volatility, expected term of the awards, and changes in our performance, market, and industry. Compensation expense for the MPI awards is ratably charged to expense over the five-year requisite service period for service-based awards and over each one-year requisite service period for the performance-based awards, both to the extent the awards actually vest. During the third quarter of 2007, the performance vesting for 2007 was not deemed probable. Accordingly, a portion of the expense for the 2007 performance vesting portion of the awards will be accrued throughout 2008. The value of the awards outstanding at March 31, 2008, based on their grant date estimated fair value, was approximately $34 million. Compensation expense of $1 million was recognized during both the three months ended March 31, 2008 and 2007.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Recently Adopted Accounting Standards

SFAS No. 157 — On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a definition of fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP), and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstance. We adopted SFAS 157 on a prospective basis. SFAS 157 required retrospective adoption of the rescission of Emerging Issues Task Force issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3), and certain other guidance. The impact of adopting SFAS 157 and the rescission of EITF 02-3 on January 1, 2008, was an increase to beginning retained earnings through a cumulative effect of a change in accounting principle of approximately $23 million, related to the recognition of day-one gains on purchased mortgage servicing rights (MSRs) and certain residential loan commitments. Refer to Note 10 to the Condensed Consolidated Financial Statements for further detail.

SFAS No. 158 — In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), which amends SFAS No. 87, Employers’ Accounting for Pensions; SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits; SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; and SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. The asset or liability is the offset to accumulated other comprehensive income, consisting of previously unrecognized prior service costs and credits, actuarial gains or losses, and accumulated transition obligations and assets. SFAS 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. The standard provides two transition alternatives for companies to make the measurement-date provisions. During the year ended December 31, 2007, we adopted the recognition and disclosure elements of SFAS 158, which did not have a material effect on our consolidated financial position, results of operations, or cash flows. In addition, we will adopt the measurement elements of SFAS 158 for the year ending December 31, 2008. We do not expect the adoption of the measurement elements to have a material impact on our consolidated financial condition or results of operations.

SFAS No. 159 — On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. We elected to measure at fair value certain financial assets and liabilities, including certain collateralized debt obligations and certain mortgage loans held for investment in financing securitization structures. The cumulative effect to beginning retained earnings was a decrease through a cumulative effect of a change in accounting principle of approximately $178 million on January 1, 2008. Refer to Note 10 to the Condensed Consolidated Financial Statements for further detail.

FASB Staff Position (FSP) FIN 39-1 — On January 1, 2008, we adopted FSP FIN 39-1, Amendment of FASB Interpretation No. 39. FSP FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

arrangement as the derivative instruments. Upon adoption of FSP FIN 39-1, we increased December 31, 2007, other assets and other liabilities equally by approximately $1.2 billion.

SEC Staff Accounting Bulletin No. 109 — On January 1, 2008, we adopted Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (SAB 109). SAB 109 provides the SEC staff’s views on the accounting for written loan commitments recorded at fair value under GAAP and revises and rescinds portions of SAB 105, Application of Accounting Principles to Loan Commitments (SAB 105). SAB 105 provided the views of the SEC staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to SFAS 133. SAB 105 states that in measuring the fair value of a derivative loan commitment, the staff believed it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and expresses the current view of the SEC staff that, consistent with the guidance in SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS 159, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that the SEC staff believed that internally developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. SAB 109 retains that SEC staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The impact of adopting SAB 109 did not have a material impact on our consolidated financial condition or results of operations.

Recently Issued Accounting Standards

SFAS No. 141(R) — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces FASB Statement No. 141, Business Combinations. SFAS 141(R) establishes principles and requirements for how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R), effective for GMAC on January 1, 2009, applies to all transactions or other events in which GMAC obtains control in one or more businesses. Management will assess each transaction on a case-by-case basis as they occur.

SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160), which requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 will be effective for GMAC on January 1, 2009. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management is currently assessing the retrospective impacts of adoption and will assess new transactions as they occur.

SFAS No. 161 — In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the financial position, financial performance, and cash flows. SFAS 161 will be effective for GMAC on January 1, 2009. Early adoption is permitted. Because SFAS 161 impacts the disclosure and not the accounting treatment for derivative instruments and related hedged items, the adoption of SFAS 161 will not have an impact on our consolidated financial condition or results of operations.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FSP FAS No. 140-3 — In February 2008, the FASB issued FSP FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, which provides a consistent framework for the evaluation of a transfer of a financial asset and subsequent repurchase agreement entered into with the same counterparty. FSP FAS No. 140-3 provides guidelines that must be met in order for an initial transfer and subsequent repurchase agreement to not be considered linked for evaluation. If the transactions do not meet the specified criteria, they are required to be accounted for as one transaction. This FSP will be effective for GMAC on January 1, 2009, and shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after adoption. Management is currently assessing the impacts of adoption.

2.    Other Income

Details of other income were as follows:

	Three months ended
	March 31,
($ in millions)	2008	2007

Gain on retirement of debt	$488	$—
Real estate services	(28)	131
Interest and service fees on transactions with GM (a)	63	74
Interest on cash equivalents	67	118
Other interest revenue	80	141
Full-service leasing fees	99	75
Late charges and other administrative fees	45	44
Mortgage processing fees and other mortgage income	4	32
Interest on restricted cash deposits	28	43
Real estate and other investments	(38)	41
Insurance service fees	42	42
Factoring commissions	12	13
Specialty lending fees	13	11
Fair value adjustment on certain derivatives (b)	45	17
Changes in fair value for SFAS 159 elections, net (c)	(55)	—
Other	32	84

Total other income	$897	$866

(a)	Refer to Note 9 for a description of related party transactions.
(b)	Refer to Note 7 for a description of derivative instruments and hedging activities.
(c)	Refer to Note 10 for a description of SFAS 159 fair value option elections.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.    Other Operating Expenses

Details of other operating expenses were as follows:

	Three months ended
	March 31,
($ in millions)	2008	2007

Insurance commissions	$237	$240
Technology and communications expense	153	145
Professional services	108	93
Advertising and marketing	53	70
Mortgage representation and warranty obligation	21	154
Premises and equipment depreciation	48	51
Rent and storage	52	54
Full-service leasing vehicle maintenance costs	90	70
Lease and loan administration	45	53
Auto remarketing and repossession	72	45
Restructuring expenses	34	—
Operating lease disposal loss	37	12
Other	313	259

Total other operating expenses	$1,263	$1,246

4.    Finance Receivables and Loans and Loans Held for Sale

The composition of finance receivables and loans outstanding was as follows:

	March 31, 2008			December 31, 2007
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Consumer
Retail automotive	$19,662	$26,345	$46,007	$20,030	$25,576	$45,606
Residential mortgages (a)	27,112	7,374	34,486	34,839	7,324	42,163

Total consumer	46,774	33,719	80,493	54,869	32,900	87,769
Commercial
Automotive:
Wholesale	14,529	8,940	23,469	14,689	8,272	22,961
Leasing and lease financing	319	1,016	1,335	296	930	1,226
Term loans to dealers and other	2,877	834	3,711	2,478	857	3,335
Commercial and industrial	6,720	2,764	9,484	6,431	2,313	8,744
Real estate construction and other	2,708	525	3,233	2,943	536	3,479

Total commercial	27,153	14,079	41,232	26,837	12,908	39,745

Total finance receivables and loans (b)	$73,927	$47,798	$121,725	$81,706	$45,808	$127,514

(a)	Domestic residential mortgages include $3,915 million at fair value as a result of election made under SFAS 159. Refer to Note 10 for additional information.
(b)	Net of unearned income of $4.1 billion and $4.0 billion as of March 31, 2008, and December 31, 2007, respectively.

In addition to the finance receivables and loans held for investment as summarized in the table above, we had loans held for sale of $21.4 billion and $20.6 billion as of March 31, 2008, and December 31, 2007, respectively. As of March 31, 2008, loans held for sale by our Global Automotive Finance operations were $9.6 billion, compared to $8.5 billion as of December 31, 2007. The increase is attributable to a change in our funding strategy, as we have moved to an originate-to-distribute model. As of March 31, 2008, loans held for sale by Residential Capital, LLC (ResCap) were $11.9 billion, compared to $12.1 billion as of December 31, 2007.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present an analysis of the activity in the allowance for credit losses on finance receivables and loans.

	Three months ended March 31,
	2008			2007
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Allowance at January 1,	$2,141	$614	$2,755	$2,969	$607	$3,576
Provision for credit losses	450	24	474	499	182	681
Charge-offs
Domestic	(288)	(110)	(398)	(426)	(78)	(504)
Foreign	(136)	(1)	(137)	(41)	(51)	(92)

Total charge-offs	(424)	(111)	(535)	(467)	(129)	(596)

Recoveries
Domestic	53	2	55	57	—	57
Foreign	15	1	16	10	1	11

Total recoveries	68	3	71	67	1	68

Net charge-offs	(356)	(108)	(464)	(400)	(128)	(528)
Reduction of allowance due to fair value option election (a)	(489)	—	(489)	—	—	—
Impacts of foreign currency translation	14	2	16	2	2	4

Allowance at March 31,	$1,760	$532	$2,292	$3,070	$663	$3,733

(a)	Represents the reduction of allowance as a result of fair value option election made under SFAS 159. Refer to Note 10 for additional information.

5.    Mortgage Servicing Rights

The following table summarizes activity related to mortgage servicing rights (MSRs) carried at fair value.

	Three months ended
	March 31,
($ in millions)	2008	2007

Estimated fair value at January 1,	$4,703	$4,930
Additions obtained from sales of financial assets	370	441
Subtractions from sales of servicing assets	(174)	—
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(454)	(104)
Recognized day-one gains on previously purchased MSRs upon adoption of SFAS 157	11	—
Other changes in fair value	(176)	(158)
Other changes that affect the balance	(2)	(1)

Estimated fair value at March 31,	$4,278	$5,108

As of March 31, 2008, and December 31, 2007, we pledged MSRs of $2.7 billion as collateral for borrowings. For a description of MSRs and the related hedging strategy, refer to Notes 9 and 16 to our 2007 Annual Report on Form 10-K.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Changes in fair value, due to changes in valuation inputs or assumptions used in the valuation models, include all changes due to reevaluation by a model or by a benchmarking analysis. This line item also includes changes in fair value resulting from a change in valuation assumptions or model calculations or both. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic run-off of the portfolio, foreign currency translation adjustments, and the extinguishment of MSRs related to clean-up calls of securitization transactions.

Key assumptions we use in valuing our MSRs are as follows:

	March 31,
	2008	2007

Range of prepayment speeds	0.7–49.6%	1.0–43.6%
Range of discount rates	4.1–30.5%	8.0–13.0%

The primary risk of our servicing rights is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher-than-expected prepayments, which could reduce the value of the MSRs. Historically, we have economically hedged the income statement impact of these risks with both derivative and nonderivative financial instruments. These instruments include interest rate swaps, caps and floors, options to purchase these items, futures, and forward contracts or purchasing or selling U.S. Treasury and principal-only securities. At March 31, 2008, the fair value of derivative financial instruments used to mitigate these risks amounted to $1.3 billion. There were no nonderivative instruments used to mitigate these risks at March 31, 2008. The change in fair value of the derivative financial instruments amounted to a gain of $1.0 billion and a loss of $41 million for the three months ended March 31, 2008 and 2007, respectively, and is included in servicing asset valuation and hedge activities, net in the Condensed Consolidated Statement of Income.

The components of servicing fees on MSRs were as follows:

	Three months ended
	March 31,
($ in millions)	2008	2007

Contractual servicing fees, net of guarantee fees and including subservicing	$329	$380
Late fees	35	38
Ancillary fees	28	29

Total	$392	$447

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.    Debt

In the following table, we classify domestic and foreign debt on the basis of the location of the office recording the transaction.

	March 31, 2008			December 31, 2007
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Short-term debt
Commercial paper	$403	$1,254	$1,657	$440	$999	$1,439
Demand notes	5,918	178	6,096	6,382	202	6,584
Bank loans and overdrafts	545	6,669	7,214	563	6,619	7,182
Repurchase agreements and other (a)	5,969	9,402	15,371	7,920	10,681	18,601

Total short-term debt	12,835	17,503	30,338	15,305	18,501	33,806
Long-term debt
Due within one year	25,186	13,492	38,678	23,356	14,173	37,529
Due after one year	91,234	23,864	115,098	95,833	25,409	121,242

Total long-term debt (b)	116,420	37,356	153,776	119,189	39,582	158,771
Fair value adjustment (c)	1,192	(12)	1,180	592	(21)	571

Total debt	$130,447	$54,847	$185,294	$135,086	$58,062	$193,148

(a)	Repurchase agreements consist of secured financing arrangements with third parties at ResCap. Other primarily includes nonbank secured borrowings, as well as notes payable to GM. Refer to Note 9 for additional information.
(b)	Domestic long-term debt includes $4,299 million at fair value as a result of election made under SFAS 159. Refer to Note 10 for additional information.
(c)	To adjust designated fixed-rate debt to fair value in accordance with SFAS 133.

The following summarizes assets restricted as collateral for the payment of the related debt obligations primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	March 31, 2008		December 31, 2007
		Related		Related
		secured		secured
($ in millions)	Assets	debt (a)	Assets	debt (a)

Loans held for sale	$9,135	$5,154	$10,437	$6,765
Mortgage assets held for investment and lending receivables	39,237	25,720	45,534	33,911
Retail automotive finance receivables	24,720	20,675	23,079	19,094
Commercial automotive finance receivables	11,522	9,528	10,092	7,709
Investment securities	469	376	880	788
Investment in operating leases, net	24,440	19,470	20,107	17,926
Real estate investments and other assets	13,722	4,547	14,429	4,616

Total	$123,245	$85,470	$124,558	$90,809

(a)	Included as part of secured debt are repurchase agreements of $2.7 billion and $3.6 billion where we have pledged assets as collateral for approximately the same amount of debt at March 31, 2008, and December 31, 2007, respectively.

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

	Total capacity		Unused capacity		Outstanding
	March 31,	Dec 31,	March 31,	Dec 31,	March 31,	Dec 31,
($ in billions)	2008	2007	2008	2007	2008	2007

Committed unsecured:
Global Automotive Finance operations	$8.9	$8.9	$6.9	$7.0	$2.0	$1.9
ResCap	3.6	3.6	1.8	1.8	1.8	1.8
Other	0.2	0.2	0.2	0.2	—	—
Committed secured:
Global Automotive Finance operations	80.8	88.7	49.6	57.8	31.2	30.9
ResCap	26.4	29.7	14.3	15.0	12.1	14.7
Other	22.2	22.8	7.7	11.5	14.5	11.3

Total committed facilities	142.1	153.9	80.5	93.3	61.6	60.6

Uncommitted unsecured:
Global Automotive Finance operations	8.7	9.7	0.6	1.4	8.1	8.3
ResCap	0.5	0.6	0.2	0.2	0.3	0.4
Other	0.2	0.2	—	—	0.2	0.2
Uncommitted secured:
ResCap	21.3	21.6	10.1	9.5	11.2	12.1
Other	0.5	—	0.5	—	—	—

Total uncommitted facilities	31.2	32.1	11.4	11.1	19.8	21.0

Total	$173.3	$186.0	$91.9	$104.4	$81.4	$81.6

7.    Derivative Instruments and Hedging Activities

We enter into interest rate and foreign-currency futures, forwards, options, and swaps in connection with our market risk management activities. In accordance with SFAS 133, as amended, we record derivative financial instruments on the balance sheet as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative financial instrument and whether it is part of a qualifying hedge accounting relationship.

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

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the pretax earnings effect for each type of hedge classification, segregated by the asset or liability being hedged.

	Three months ended
	March 31,
($ in millions)	2008	2007	Income statement classification

Fair value hedge ineffectiveness gain (loss):
Debt obligations	$34	$—	Interest expense
Loans held for sale	—	(1)	Loss on mortgage and automotive loans, net
Economic hedge change in fair value:
Off-balance sheet securitization activities:
Global Automotive Finance operations	116	11	Other income
Foreign-currency debt (a)	(2)	6	Interest expense
Loans held for sale or investment	174	(35)	Loss on mortgage and automotive loans, net
Mortgage servicing rights	1,040	(41)	Servicing asset valuation and hedge activities, net
Mortgage related securities	(4)	(14)	Investment income
Callable debt obligations	23	47	Interest expense
Other	(86)	(3)	Other income, Interest expense, Other operating expenses

Net gains (losses)	$1,295	($30)

(a)	Amount represents the difference between the changes in the fair values of the currency swap, net of the revaluation of the related foreign-denominated debt.

8.    Income Taxes

Effective November 28, 2006, GMAC along with certain U.S. subsidiaries, became pass-through entities for U.S. federal income tax purposes (Pass-through entities). Subsequent to November 28, 2006, U.S. federal, state, and local income tax expense has generally not been incurred by these entities as they ceased to be taxable entities in all but a few local tax jurisdictions that continue to tax LLCs or partnerships. Our banking, insurance, and foreign subsidiaries are generally taxable corporations and continue to be subject to U.S. federal, state, local, and foreign income taxes (Taxable entities). The income tax expense or benefit related to the Taxable entities along with other miscellaneous state, local, and franchise taxes are included in our income tax expense in the Condensed Consolidated Statement of Income.

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is shown in the following table.

	Three months ended
	March 31,
	2008	2007

Statutory U.S. federal tax rate	35.0%	35.0%
Change in tax rate resulting from:
State and local income taxes, net of federal income tax benefit	—	1.9
Tax-exempt income	.5	11.4
Foreign income tax rate differential	(14.1)	4.2
Other	4.1	(1.7)
Effect of valuation allowance change	(38.5)	—
LLC income (loss) not subject to federal or state income taxes	9.8	(148.2)

Effective tax rate	(3.2)%	(97.4)%

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Our results segregated by tax status are provided below.

	Three months ended March 31,
	2008			2007
	Pass-			Pass-
	through	Taxable		through	Taxable
($ in millions)	entities	entities	Consolidated	entities	entities	Consolidated

Pretax income (loss)	$122	($693)	($571)	($604)	$449	($155)
Tax expense	(4)	22	18	(2)	152	150

Net income (loss)	$126	($715)	($589)	($602)	$297	($305)

Effective tax rate	(3.3)%	(3.2)%	(3.2)%	0.3%	33.9%	(97.4)%

The effective rate of our Taxable entities was significantly lower for the three months ended March 31, 2008, compared to the same period in 2007. Our consolidated tax expense decreased 88% for the three months ended March 31, 2008, compared to the same period in 2007. This was primarily due to higher current period losses in ResCap’s international operations for which no tax benefit was recorded and new valuation allowances that were established with respect to prior year losses.

Gross unrecognized tax benefits totaled $157 million and $155 million as of March 31, 2008, and December 31, 2007, respectively. Also included in other liabilities as of March 31, 2008, was $257 million related to additional uncertain tax positions, which were classified as deferred tax liabilities as of December 31, 2007.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.    Related Party Transactions

Balance Sheet

A summary of the balance sheet effect of transactions with GM, FIM Holdings, and affiliated companies follows:

	March 31,	December 31,
($ in millions)	2008	2007

Assets
Available-for-sale investment in asset-backed security (a)	$35	$35
Finance receivables and loans, net of unearned income:
Wholesale auto financing (b)	693	717
Term loans to dealers (b)	133	166
Lending receivables (c)	235	145
Investment in operating leases, net (d)	347	330
Notes receivable from GM (e)	1,927	1,868
Other assets:
Subvention receivables (rate and residual support)	466	365
Lease pull-ahead receivable	38	22
Other	40	60
Liabilities
Unsecured debt:
Notes payable to GM	615	585
Accrued expenses and other liabilities:
Wholesale payable	908	466
Other payables	40	55
Equity
Dividends paid to members (f)	1	—
Preferred interests (g)	—	1,052
Conversion of preferred membership interests (g)	—	1,121
Capital contributions received (h)	3	1,080
Preferred interest dividends	26	192

(a)	In November 2006, GMAC retained an investment in a note secured by operating lease assets transferred to GM. As part of the transfer, GMAC provided a note to a trust, a wholly owned subsidiary of GM. The note is classified in investment securities on our Condensed Consolidated Balance Sheet.
(b)	Represents wholesale financing and term loans to certain dealerships wholly owned by GM or in which GM has an interest.
(c)	Primarily represents loans with various affiliates of FIM Holdings.
(d)	Includes vehicles, buildings, and other equipment classified as operating lease assets that are leased to GM-affiliated and FIM Holdings-affiliated entities.
(e)	Represents wholesale financing we provide to GM for vehicles, parts, and accessories in which GM retains title while consigned to us or dealers in the UK, Italy, and Germany. The financing to GM remains outstanding until the title is transferred to the dealers. The amount of financing provided to GM under this arrangement varies based on inventory levels.
(f)	Represents state withholding tax payments made on behalf of members during the first quarter of 2008.
(g)	During the fourth quarter of 2007, GM and FIM Holdings converted $1.1 billion of preferred membership interest into common equity interests. Refer to Note 1 to our 2007 Annual Report on Form 10-K for further discussion.
(h)	During the first quarter of 2007, under the terms of the Sale Transactions, GM made a capital contribution of $1 billion to GMAC.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Income Statement

A summary of the income statement effect of transactions with GM, FIM Holdings, and affiliated companies follows:

	Three months ended
	March 31,
($ in millions)	2008	2007

Net financing revenue:
GM and affiliates lease residual value support (a)	$364	$219
GM and affiliates lease rate support	280	368
Wholesale subvention and service fees from GM	77	65
Interest (paid) received on loans with GM	(10)	1
Interest on loans with FIM Holdings affiliates	3	7
Consumer lease payments from GM (b)	20	7
Insurance premiums earned from GM	50	67
Other income:
Interest on notes receivable from GM and affiliates	30	32
Interest on wholesale settlements (c)	29	38
Revenues from GM leased properties, net	4	3
Derivatives (d)	10	2
Other	2	—
Service fee income:
U.S. Automotive operating leases (e)	6	3
Expense:
Employee retirement plan costs allocated by GM	—	8
Off-lease vehicle selling expense reimbursement (f)	(8)	(8)
Payments to GM for services, rent, and marketing expenses (g)	46	38

(a)	Represents total amount of residual support and risk sharing earned under the residual support and risk-sharing programs and earned revenue (previously deferred) related to the settlement of residual support and risk-sharing obligations in 2006 for a portion of the lease portfolio.
(b)	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle, with the customer’s remaining payment obligation waived. For certain programs, GM compensates us for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle.
(c)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made before the expiration of transit, we receive interest from GM.
(d)	Represents income related to derivative transactions that we enter into with GM as counterparty.
(e)	Represents servicing income related to automotive leases distributed to GM on November 22, 2006.

(f)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by us on off-lease vehicles sold by GM at auction.

(g)	We reimburse GM for certain services provided to us. This amount includes rental payments for our primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan, as well as exclusivity and royalty fees.

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

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

proceeds were less than the customer’s contractual residual value limited to our standard residual value. In addition to residual support programs, GM also participated in a risk-sharing arrangement whereby GM shared equally in residual losses to the extent that remarketing proceeds were below our standard residual values (limited to a floor).

In connection with the Sale Transactions, GM settled its estimated liabilities with respect to residual support and risk sharing on a portion of our operating lease portfolio and on the entire U.S. balloon retail receivables portfolio in a series of lump-sum payments. A negotiated amount totaling approximately $1.4 billion was agreed to by GM under these leases and balloon contracts and was paid to us. The payments were recorded as a deferred amount in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet. As these contracts terminate and the vehicles are sold at auction, the payments are treated as a component of sales proceeds in recognizing the gain or loss on sale of the underlying assets. As of March 31, 2008, the remaining deferred amount is $564 million.

In addition, with regard to U.S. lease originations and all U.S. balloon retail contract originations occurring after April 30, 2006, that remained with us after the consummation of the Sale Transactions, GM agreed to begin payment of the present value of the expected residual support owed to us at the time of contract origination as opposed to after contract termination at the time of sale of the related vehicle. The residual support amount GM actually owes us is finalized as the leases actually terminate. Under the terms of the residual support program, in cases where the estimate was incorrect, GM may be obligated to pay us, or we may be obligated to reimburse GM. For the affected contracts originated during the three months ended March 31, 2008, GM paid or agreed to pay us a total of $245 million.

Based on the March 31, 2008, outstanding U.S. operating lease portfolio, the additional maximum amount that could be paid by GM under the residual support programs is approximately $1.25 billion and would only be paid in the unlikely event that the proceeds from the entire portfolio of lease assets were lower than both the contractual residual value and our standard residual rates. Based on the March 31, 2008, outstanding U.S. operating lease portfolio, the maximum amount that could be paid under the risk-sharing arrangements is approximately $1.3 billion and would only be paid in the unlikely event that the proceeds from all outstanding lease vehicles were lower than our standard residual rates.

Retail and lease contracts acquired by us that included rate and residual subvention from GM, payable directly or indirectly to GM dealers as a percent of total new retail and lease contracts acquired, were as follows:

	Three months ended
	March 31,
	2008	2007

GM and affiliates subvented contracts acquired:
North American operations	82%	85%
International operations	42%	39%

Other

We have entered into various services agreements with GM that are designed to document and maintain our current and historical relationship. We are required to pay GM fees in connection with certain of these agreements related to our financing of GM consumers and dealers in certain parts of the world.

GM also provides payment guarantees on certain commercial assets we have outstanding with certain third-party customers. As of March 31, 2008, and December 31, 2007, commercial obligations guaranteed by GM were $126 million and $107 million, respectively. In addition, we have a consignment arrangement with GM for commercial inventories in Europe. As of March 31, 2008, and December 31, 2007, commercial inventories related to this arrangement were $128 million and $90 million, respectively, and are reflected in other assets on our Condensed Consolidated Balance Sheet.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.    Fair Value

Fair Value Measurements (SFAS 157)

We adopted SFAS 157 on January 1, 2008, which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value and therefore, does not expand the use of fair value in any new circumstance.

SFAS 157 nullified guidance in EITF 02-3. EITF 02-3 required the deferral of day-one gains on derivative contracts, unless the fair value of the derivative contracts were supported by quoted market prices or similar current market transactions. In accordance with EITF 02-3, we previously deferred day-one gains on purchased MSRs and certain residential loan commitments. When SFAS 157 was adopted, the day-one gains previously deferred under EITF 02-3 were recognized as a cumulative effect adjustment that increased beginning retained earnings by $23 million.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). Additionally, SFAS 157 requires an entity to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring fair value of a liability. We consider our credit risk and the credit risk of our counterparties on the valuation of derivative instruments through a credit valuation adjustment (CVA). The CVA calculation utilizes our credit default swap spreads and the spreads of the counterparty relative to a generic AA-rated counterparty. In situations where our net position with a counterparty is a liability, our credit default spread is used to calculate the required adjustment. In net asset positions, the counterparty’s credit default spread is used. In light of our current credit rating, our net liability positions were reduced to reflect the market’s view of our increased probability of default relative to an AA counterparty. As most of our counterparties credit default spreads are similar to the generic AA counterparty, our net asset positions were reduced in only a limited number of situations.

SFAS 157 establishes a three-level hierarchy to be used when measuring and disclosing fair value. An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. Following is a description of the three hierarchy levels:

Level 1	Inputs are quoted prices in active markets for identical asset or liabilities as of the measurement date. Additionally, the entity must have the ability to access the active market and the quoted prices cannot be adjusted by the entity.

Level 2	Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs are supported by little or no market activity. The unobservable inputs represent management’s best assumptions of how market participants would price the assets and liabilities. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized.

Available-for-sale securities — Available-for-sale securities are carried at fair value, which is primarily based on observable market prices. If observable market prices are not available, our valuations are based on internally developed discounted cash flow models that use a market-based discount rate and consider recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. In order to estimate cash flows, we are required to utilize various significant assumptions including market observable inputs such as forward interest rates, as well as internally developed inputs including prepayment speeds, delinquency levels, and credit losses. We classified 10% of the available-for-sale securities reported at fair value as Level 3. Available-for-sale securities account for 31% of all assets reported at fair value at March 31, 2008.

Trading securities — Trading securities are recorded at fair value and include retained interests in assets sold through off-balance sheet securitizations and purchased securities. The securities may be asset-backed or asset-related asset-backed securities (including senior and subordinated interests), interest-only, principal-only, or residual interests and may be investment grade, noninvestment grade, or unrated securities. We base our valuation of trading securities on observable market prices when available; however, observable market prices are not available for a significant portion of these assets due to illiquidity in the markets. When observable market prices are not available, valuations are primarily based on internally developed discounted cash flow models that use a market-based discount rate. The valuation considers recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. In order to estimate cash flows, we utilize various significant assumptions including market observable inputs such as forward interest rates, as well as internally developed inputs such as, prepayment speeds, delinquency levels, and credit losses. We classified 94% of the trading securities reported at fair value as Level 3. Trading securities account for 6% of all assets reported at fair value at March 31, 2008.

Loans held for sale — The entire loans held for sale portfolio is accounted for at the lower of cost or fair value, as required under GAAP. Only loans that are currently being carried at fair value are included within the nonrecurring fair value measurement tables. We classified 13% of the loans held for sale reported at fair value as Level 3. Loans held for sale account for 22% of all assets reported at fair value at March 31, 2008.

Approximately 98% of the total loans carried at fair value are mortgage loans. We originate or purchase mortgage loans in the United States that we intend to sell to Fannie Mae, Freddie Mac, and Ginnie Mae (collectively, the Agencies). Additionally, we originate or purchase mortgage loans both domestically and internationally that we intend to sell into the secondary markets via whole-loan sale or securitization.

Loans held for sale are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility (domestic only), product type, interest rate, and credit quality. Two valuation methodologies are used to determine the fair value of loans held for sale. The methodology used depends on the exit market as described below.

Loans valued using observable market prices for identical or similar assets — This includes all domestic loans that can be sold to the Agencies, which are valued predominantly by published forward agency prices. This will also include all nonagency domestic loans or international loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value) or quoted market prices for similar loans are available. As these valuations are derived from quoted market prices, we classify these valuations as Level 2 in the fair value disclosures. As of March 31, 2008, 88% of the mortgage loans held for sale that are currently being carried at fair value are classified as Level 2.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Loans valued using internal models — To the extent observable market prices are not available, we will determine the fair value of loans held for sale using internally developed valuation models. These valuation models estimate the exit price we expect to receive in the loan’s principal market, which depending upon characteristics of the loan, may be the whole-loan or securitization market. Although we utilize and give priority to market observable inputs such as interest rates and market spreads within these models, we are typically required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. Accordingly, we classify these valuations as Level 3 in the fair value disclosures. As of March 31, 2008, 12% of the mortgage loans held for sale that are currently being carried at fair value are classified as Level 3.

Due to limited sales activity and periodically unobservable prices in certain markets, certain loans held for sale may transfer between Level 2 and Level 3 in future periods.

Consumer finance receivables and loans, net of unearned income — Under SFAS 159, we elected the fair value option for certain mortgage loans held for investment. The elected loans collateralized on-balance sheet securitization debt in which we estimated credit reserves pertaining to securitized assets that could, or already had, exceeded our economic exposure. The elected loans represent a portion of the consumer finance receivable and loans on the Condensed Consolidated Balance Sheet. The balance that was not elected under SFAS 159 was reported on the balance sheet at the principal amount outstanding, net of charge-offs, allowance for loan losses, and net deferred loan fees.

The mortgage loans held for investment that collateralized securitization debt were legally isolated from us and are beyond the reach of our creditors. The loans are measured at fair value using a portfolio approach or an in-use premise. The objective in fair valuing the loans and related securitization debt is to properly account for our retained economic interest in the securitizations. As a result of reduced liquidity in capital markets, values of both these loans and the securitized bonds are expected to be volatile.

Since this approach involves the use of significant unobservable inputs, we classified all the mortgage loans held for investment elected under SFAS 159 as Level 3. As of March 31, 2008, 94% of all consumer finance receivables and loans reported at fair value are classified as Level 3. Consumer finance receivables and loans account for 10% of all assets reported at fair value at March 31, 2008. Refer to the section within this note titled Fair Value Option of Financial Assets and Financial Liabilities (SFAS 159)  for additional information.

Mortgage servicing rights — We typically retain MSRs when we sell assets into the secondary market. MSRs do not trade in an active market with observable prices. Therefore, we use internally developed discounted cash flow models to estimate the fair value of MSRs and have classified all MSRs as Level 3. These internal valuation models estimate net cash flows based on internal operating assumptions that we believe would be used by market participants, combined with market-based assumptions for loan prepayment rates, interest rates, and discount rates that we believe approximate yields required by investors in this asset. Cash flows primarily include servicing fees, float income, and late fees, in each case less operating costs to service the loans. The estimated cash flows are discounted using an option-adjusted spread derived discount rate. All MSRs are classified as Level 3 at March 31, 2008. MSRs account for 11% of all assets reported at fair value at March 31, 2008.

Derivative instruments — We enter into a variety of derivative financial instruments as part of our hedging strategies. Certain of these derivatives are exchange traded, such as Eurodollar futures, or traded within highly active dealer markets, such as agency to-be-announced securities. In order to fair value these instruments, we utilize the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 1.

We also execute over-the-counter derivative contracts, such as interest rate swaps, floors, caps, corridors, and swaptions. We utilize third-party developed valuation models that are widely accepted in the market to value these over-the-counter derivative contracts. The specific terms of the contract are

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

entered into the model, as well as market observable inputs such as interest rate forward curves and interpolated volatility assumptions. As all significant inputs into these models are market observable, these over-the-counter derivative contracts are classified as Level 2 at March 31, 2008. We classified 83% of the derivative assets and 37% of the derivative liabilities reported at fair value as Level 2 at March 31, 2008.

We also hold certain derivative contracts that are structured specifically to meet a particular hedging objective. These derivative contracts often are utilized to hedge risks inherent within certain of the on-balance sheet securitizations. In order to hedge risks on particular bond classes or securitization collateral, the derivative’s notional amount is often indexed to the hedged item. As a result, we typically are required to use internally developed prepayment assumptions as an input into the model, in order to forecast future notional amounts on these structured derivative contracts. Accordingly, these derivative contracts were classified as Level 3. We classified 13% of the derivative assets and 35% of the derivative liabilities reported at fair value as Level 3 at March 31, 2008.

Derivative assets account for 16% of all assets reported at fair value at March 31, 2008. Derivative liabilities account for 32% of all liabilities reported at fair value at March 31, 2008.

Repossessed and foreclosed assets — Foreclosed upon or repossessed assets resulting from loan defaults are carried at the lower of either cost or fair value less costs to sell and are included in other assets on the Condensed Consolidated Balance Sheet. Only assets that are being carried at fair value less costs to sell are included in the fair value disclosures.

The majority of assets acquired due to default are foreclosed assets. We revalue foreclosed assets on a periodic basis. Properties that are valued based upon independent third-party appraisals less costs to sell are classified as Level 2. When third-party appraisals are not obtained, valuations are typically obtained from third-party broker price opinion; however, depending on the circumstances, the property list price or other sales price information may be used in lieu of a broker price opinion. Based on historical experience, these values are adjusted downward to take into account damage and other factors that typically cause the actual liquidation value of foreclosed properties to be less than broker price opinion or other price sources. This valuation adjustment is necessary to ensure the valuation ascribed to these assets considers unique factors and circumstances surrounding the foreclosed asset. As a result of applying internally developed adjustments to the third-party provided valuation of the foreclosed property, these assets are classified as Level 3 in the fair value disclosures. As of March 31, 2008, 35% and 65% of foreclosed and repossessed properties carried at fair value less costs to sell are classified as Level 2 and Level 3, respectively.

On-balance sheet securitization debt — Under SFAS 159, we elected the fair value option for certain mortgage loans held for investment and on-balance sheet securitization debt. In particular, we elected the fair value option on securitized debt issued by domestic on-balance sheet securitization vehicles in which we estimated credit reserves pertaining to securitized assets could, or already had, exceeded our economic exposure. The objective in measuring the loans and related securitization debt at fair value was to approximate our retained economic interest and economic exposure to the collateral securing the securitization debt. The remaining on-balance sheet securitization debt that was not elected under SFAS 159 is reported on the balance sheet at cost, net of premium or discounts and issuance costs.

We value securitization debt that was elected pursuant to the fair value option, as well as, any economically retained positions, using market observables prices whenever possible. The securitization debt is principally in the form of asset-backed and mortgage-backed securities collateralized by the underlying mortgage loans held for investment. Due to the attributes of the underlying collateral and current market conditions, observable prices for these instruments are typically not available in active markets. In these situations, we considered observed transactions as Level 2 inputs in our discounted cash flow models. Additionally, the discounted cash flow models utilize other market observable inputs such as

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

prepayment speeds, credit losses, and discount rates. Fair value option elected financing securitization debt is classified as Level 3 as a result of the reliance on significant assumptions and estimates for model inputs. On-balance sheet securitization debt accounts for 63% of all liabilities reported at fair value at March 31, 2008. As a result of reduced liquidity in capital markets, values of both the elected loans and the securitized debt are expected to be volatile. A complete description of the securitizations is provided within this note titled Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).

Collateralized Debt Obligations — We elected the fair value option for all collateralized debt obligations (CDOs). CDOs are collateralized by trading securities, which are carried at fair value. Due to the availability of market information on the CDO collateral, we derive the fair value of CDO debt using the CDO collateral fair value and adjust accordingly for any retained economic positions. While a portion of the CDO collateral may utilize market observable prices for valuation purposes, the majority of the CDO collateral is valued using valuation models that utilize significant internal inputs. Further, the retained economic positions also use valuation models that utilize significant internal inputs. As a result, CDO debt is classified as Level 3. CDOs account for 5% of all liabilities reported at fair value at March 31, 2008. Refer to the section within this note titled, Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), for a complete description of the CDOs.

Recurring Fair Value

The following table displays the assets and liabilities measured at fair value on a recurring basis, including financial instruments elected for the fair value option under SFAS 159. We often economically hedge the fair value change of our assets or liabilities with derivatives and other financial instruments. The table below displays the hedges separately from the hedged items and, therefore, does not directly display the impact of our risk management activities.

March 31, 2008	Recurring fair value measures
($ in millions)	Level 1	Level 2	Level 3	Total

Assets
Investment securities:
Available-for-sale securities	$2,153	$9,014	$1,195	$12,362
Trading securities	2	124	2,148	2,274
Consumer finance receivables and loans, net of unearned income (a)	—	—	3,915	3,915
Mortgage servicing rights	—	—	4,278	4,278
Other assets:
Cash reserve deposits held for securitization trusts	—	—	41	41
Derivative assets (liabilities), net (b)	(342)	4,732	172	4,562
Restricted cash collections for securitization trusts	—	—	100	100

Total assets	$1,813	$13,870	$11,849	$27,532

Liabilities
Secured debt:
On-balance sheet securitization debt (a)	$—	$—	($3,996)	($3,996)
Collateralized debt obligations (a)	—	—	(303)	(303)
Other liabilities	(11)	—	—	(11)

Total liabilities	($11)	$—	($4,299)	($4,310)

(a)	Carried at fair value due to fair value option election under SFAS 159.
(b)	At March 31, 2008, derivative assets within Level 1, Level 2, and Level 3 were $241 million, $5,478 million, and $876 million, respectively. Additionally, derivative liabilities within Level 1, Level 2, and Level 3 were $583 million, $746 million, and
$704 million, respectively.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents a reconciliation for all Level 3 assets and liabilities measured at fair value on a recurring basis. We often economically hedge the fair value change of our assets or liabilities with derivatives and other financial instruments. The Level 3 items presented below may be hedged by derivatives and other financial instruments that are classified as Level 1 or Level 2. Thus, the table below does not fully reflect the impact of our risk management activities.

	Level 3 recurring fair value measurements
							Net unrealized
		Net realized/					gains (losses)
		unrealized gains (losses)					included in
	Fair value			Included		Fair value	earnings still
	as of			in other	Purchases, sales,	as of	held as of
	January 1,	Included in		comprehensive	issuances, and	March 31,	March 31,
($ in millions)	2008	earnings		income	settlements	2008	2008

Assets
Investment securities
Available-for-sale securities	$1,249	($33	) (b)	$7	($28)	$1,195	($25	) (b)
Trading securities	2,726	(424	) (c)	(2)	(152)	2,148	(521	) (c)
Consumer finance receivables and loans, net of unearned income (a)	6,684	(2,003	) (d)	—	(766)	3,915	(2,274	) (d)
Mortgage servicing rights	4,713	(646	) (e)	—	211	4,278	(630	) (e)
Other assets
Cash reserve deposits held for securitization trusts	30	8	(c)	—	3	41	8	(c)
Fair value of derivative contracts in receivable position, net	(46)	179	(f)	11	28	172	197	(f)
Restricted cash collections for securitization trusts	111	(3	) (g)	(3)	(5)	100	(3	) (g)

Total assets	$15,467	($2,922)		$13	($709)	$11,849	($3,248)

Liabilities
Secured Debt
On-balance sheet securitization debt (a)	($6,734)	$2,033	(h)	$—	$705	($3,996)	$2,149	(h)
Collateralized debt obligations (a)	(351)	21	(c)	—	27	(303)	(59	) (c)

Total liabilities	($7,085)	$2,054		$—	$732	($4,299)	$2,090

(a)	Carried at fair value due to fair value option election under SFAS 159.
(b)	Reported within other income in the Condensed Consolidated Statement of Income.
(c)	Reported within investment income in the Condensed Consolidated Statement of Income.
(d)	The fair value adjustment is reported within other income and the related interest is reported within consumer financing revenue in the Condensed Consolidated Statement of Income.
(e)	Reported within servicing asset valuation and hedge activities, net in the Condensed Consolidated Statement of Income.

(f)	Derivative instruments relating to risks associated with debt are reported within interest expense in the Condensed Consolidated Statement of Income, while derivatives relating to risks associated with mortgage loans held for sale are reported as investment income. The remaining derivative earnings are reported as other income in the Condensed Consolidated Statement of Income.

(g)	Reported within other operating expenses in the Condensed Consolidated Statement of Income.
(h)	The fair value adjustment is reported within other income and the related interest is reported within interest expense in the Condensed Consolidated Statement of Income.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Nonrecurring Fair Value

We may be required to measure certain assets and liabilities at fair value from time-to-time. These periodic fair value measures typically result from the application of lower of cost or fair value accounting or certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under SFAS 157.

The following table displays the assets and liabilities measured at fair value on a nonrecurring basis.

						Total gains
					Lower of cost or	(losses) included
March 31, 2008	Nonrecurring fair value measures				fair value or	in earnings for the
($ in millions)	Level 1	Level 2	Level 3	Total	credit allowance	three months

Assets
Loans held for sale (a)	$—	$7,784	$1,201	$8,985	($1,368)	n/m	(g)
Consumer finance receivables and loans, net of unearned income (b)	—	238	31	269	(241)	n/m	(g)
Commercial finance receivables and loans, net of unearned income (c)	—	—	37	37	(18)	n/m	(g)
Other assets:
Real estate and other investments (d)	—	280	—	280	n/m (f)	($3)
Repossessed and foreclosed assets, net (e)	—	388	734	1,122	(248)	n/m	(g)

Total assets	$—	$8,690	$2,003	$10,693	($1,875)	($3)

n/m =	not meaningful

(a)	Represents loans held for sale that are required to be measured at lower of cost or fair value in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities or (SOP 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Only loans with fair values below cost are included in the table above. The related valuation allowance represents the cumulative adjustment to fair value of those specific loans.
(b)	Includes only receivables with a specific reserve established using the fair value of the underlying collateral. The related credit allowance represents the cumulative adjustment to fair value of those specific receivables.
(c)	Represents the portion of the commercial portfolio impaired as of March 31, 2008, under SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The related credit allowance represents the cumulative adjustment to fair value of those specific receivables.
(d)	Represents assets impaired under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. The total loss included in earnings for the three months ended March 31, 2008, represents the fair market value adjustments on the portfolio.
(e)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value less costs to sell.

(f)	The total loss included in earnings is the most relevant indicator of the impact on earnings.

(g)	We consider the applicable valuation or credit loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. The carrying values are inclusive of the respective valuation or credit loss allowance.

Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)

Effective January 1, 2008, we adopted SFAS 159, which permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value.

We elected to measure at fair value certain financial assets and liabilities held by our ResCap operations including certain collateralized debt obligations and certain mortgage loans held for investment and related debt held in financing securitization structures that existed as of adoption. Our intent in electing fair value for these items was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities as described in the paragraphs following the table below. The cumulative effect to retained earnings for these fair value elections was a decrease of $178 million on January 1, 2008.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table represents the carrying value of the affected instruments before and after the changes in accounting related to the adoption of SFAS 159.

		Cumulative effect
		adjustment to
	December 31, 2007	January 1, 2008	January 1, 2008
	carrying value	retained earnings	carrying value
($ in millions)	before adoption	gain (loss)	after adoption

Assets
Consumer finance receivables and loans, net of unearned income (a)	$10,531	($3,847)	$6,684
Liabilities
Secured debt:
On-balance sheet securitization debt	($10,367)	$3,633	($6,734)
Collateralized debt obligations	(386)	35	(351)

Pretax cumulative effect of adopting SFAS 159		($179)

After-tax cumulative effect of adopting SFAS 159		($178)

(a)	Includes the removal from the balance sheet of the $489 million of allowance for loan losses.

On-balance Sheet Securitizations

In prior years, ResCap executed certain domestic securitizations that did not meet sale criteria under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140). As part of these domestic on-balance sheet securitizations, we typically retained the economic residual interest in the securitization. The economic residual entitles us to excess cash flows that remain at each distribution date after absorbing any credit losses in the securitization. Because sale treatment was not achieved under SFAS 140, the mortgage loan collateral remained on the balance sheet and was classified as consumer finance receivable and loans, the securitization’s debt was classified as secured debt, and the economic residuals were not carried on the balance sheet. After execution of the securitizations, we were required under GAAP to continue recording an allowance for credit losses on these held for investment loans.

As a result of market conditions and deteriorating credit performance during 2007, economic exposure on certain of these domestic on-balance sheet securitizations were reduced to zero or approximating zero, thus indicating we expected minimal to no future cash flows to be received on the economic residual. While we no longer were economically exposed to credit losses in the securitizations, we were required to continue recording additional allowance for credit losses on the securitization collateral as credit performance deteriorated. Further, in accordance with GAAP we did not record any offsetting reduction in the securitization’s debt balances, even though any nonperformance of the assets will ultimately pass through as a reduction of the amount owed to the debt holders, once they are contractually extinguished. As a result, we were required to record accounting losses beyond our economic exposure.

In order to mitigate the divergence between accounting losses and economic exposure, we elected the fair value option for a portion of the domestic on-balance sheet securitizations on January 1, 2008. In particular, we elected the fair value option for domestic on-balance sheet securitization vehicles in which we estimated that the credit reserves pertaining to securitized assets could, or already had, exceeded our economic exposure. The fair value option election was made at a securitization level; thus the election was made for both the mortgage loans held for investment and the related portion of on-balance sheet securitized debt for these particular securitizations.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As part of the cumulative effect of adopting SFAS 159, we removed various items that were previously included in the carrying value of the respective consumer loans and on-balance sheet securitization debt. We removed $489 million of allowance for credit losses and other net deferred and upfront costs included in the carrying value of the fair value-elected loans and debt. The removal of these items, as well as the adjustment required in order to have the item’s carrying value equal fair value at January 1, 2008, resulted in a $3.8 billion decrease recorded to beginning retained earnings for the fair value-elected loans held for investment, offset by a $3.6 billion gain related to the elected on-balance sheet securitization debt. These fair value option elections did not have a material impact on our deferred tax balances.

Subsequent to the fair value election for loans held for investment, we continued to carry the fair value-elected loans within consumer finance receivable and loans, net of unearned income, on the Condensed Consolidated Balance Sheet. We no longer record allowance for credit losses on these fair value-elected loans, and amortization of net deferred costs/fees no longer occurs, because the deferred amounts were removed as part of the cumulative effect of adopting SFAS 159. Our policy is to separately record interest income on the fair value-elected loans (unless the loans are placed on nonaccrual status when they are 60 days past due); these amounts continue be classified within consumer financing revenue in the Condensed Consolidated Statement of Income. The fair value adjustment recorded for the loans are classified as other income in the Condensed Consolidated Statement of Income.

Subsequent to the fair value election for the respective on-balance sheet securitization debt, we no longer amortize upfront deal costs on the fair value-elected securitization debt, since these deferred amounts were removed as part of the cumulative effect of adopting SFAS 159. The fair value-elected debt balances continue to be recorded as secured debt on the Condensed Consolidated Balance Sheet. Our policy is to separately record interest expense on the fair value-elected securitization debt, which continues to be classified within interest expense in the Condensed Consolidated Statement of Income. The fair value adjustment recorded for this fair value-elected debt is classified within other income in the Condensed Consolidated Statement of Income.

Collateralized Debt Obligations (CDO)

Our ResCap operations executed two collateralized debt obligation securitizations in 2004 and 2005 named CDO I and CDO II. Similar to the on-balance sheet securitizations discussed above, we retained certain economic interests in the CDOs that entitled us to the excess cash flows at each distribution date, after absorbing any credit losses in the CDOs. These CDOs were required to be consolidated under FIN 46(R), Consolidation of Variable Interest Entities, thus the CDO collateral remained on the Condensed Consolidated Balance Sheet as investment securities. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the collateral is recorded at fair value on the Condensed Consolidated Balance Sheet, with revaluation adjustments recorded through current period earnings. The CDO debt issued to third parties, which was required to be carried at amortized cost, was classified as secured debt on the Condensed Consolidated Balance Sheet. Our retained economic interests are not carried on the Condensed Consolidated Balance Sheet.

Similar to the on-balance sheet securitizations discussed above, we experienced significant devaluation in our retained economic interests in the on-balance sheet CDO transactions during 2007. The devaluation of our retained economic interests was primarily the result of cash flows being contractually diverted away from our retained interest to build cash reserves as a direct result of certain failed securitization triggers, as well as significant market illiquidity in the CDO market. While our economic exposure was reduced to approximately zero, as evidenced by our retained economic interest values, we continued writing down the CDO collateral with no offsetting reduction in the associated CDO debt balances. Thus, prior to fair value option election, we were recording accounting losses beyond our economic exposure due to accounting mismatches caused by the application of GAAP. In order to eliminate the accounting mismatch, we elected the fair value option for the debt balances recorded for CDO I and CDO II on January 1, 2008.

As part of the cumulative effect of adopting SFAS 159, we removed deferred upfront securitization costs related to CDO I and CDO II. The removal of the deferred deal costs, as well as the adjustment required to

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

have the item’s carrying value equal fair value at January 1, 2008, resulted in a net cumulative-effect adjustment recorded to beginning retained earnings of $35 million. These fair value option elections did not have a material impact on our deferred tax balances.

Subsequent to the fair value option election for the CDO debt, we no longer amortize upfront securitization costs for these transactions, as these amounts were removed as part of the cumulative effect of adopting SFAS 159. The fair value-elected CDO debt balances continue to be carried within secured debt on the Condensed Consolidated Balance Sheet. Our policy is to separately record interest expense on the CDO debt, which continues to be classified within interest expense in the Condensed Consolidated Income Statement. The fair value adjustment recorded for the CDO debt is classified within investment income in the Condensed Consolidated Income Statement.

The following summarizes the fair value option elections and information regarding the amounts recorded within earnings for each fair value option elected item.

	Changes included in the Condensed Consolidated Income Statement
	for the three months ended March 31, 2008
	Consumer				Total	Change in
	financing	Interest	Investment	Other	included in	fair value
($ in millions)	revenue	expense	income	income	earnings	due to credit

Assets
Consumer finance receivables and loans, net of unearned income	$198	$—	$—	($2,201)	($2,003)	($18	) (a)
Liabilities
Secured debt:
On-balance sheet securitization debt	$—	($114)	$—	$2,147	$2,033	($22	) (b)
Collateralized debt obligations	—	—	21	—	21	—	(c)

Total					$51

(a)	The credit impact for consumer finance receivables and loans were quantified by applying internal credit loss assumptions to cash flow models.
(b)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero, at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.
(c)	The credit impact for collateralized debt obligations is assumed to be zero until our economic interests in the securitization is reduced to zero, at which point the losses projected on the underlying collateral will be expected to be passed through to third-
party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

Interest income on mortgage loans held for investment is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the days interest due. Interest expense on the on-balance sheet securitizations is measured by multiplying bond principal by the coupon rate and days interest due to the investor.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table provides the aggregate fair value and the aggregate unpaid principal balance for the fair value option-elected loans and long-term debt instruments.

				Difference between
March 31, 2008			Unpaid	fair value and unpaid
($ in millions)	Fair value		principal balance	principal balance

Assets
Consumer finance receivables and loans, net of unearned income:
Total loans	$3,915		$10,379	($6,464)
Loans 90+ days past due (a)	(b	)	1,399	(b )
Nonaccrual loans	(b	)	1,852	(b )
Liabilities
Secured debt:
On-balance sheet securitization debt	(3,996)		(9,791)	5,795
Collateralized debt obligations	(303)		(362)	59

(a)	Loans 90+ days past due are also presented within the nonaccrual loan balance.
(b)
The fair value of loans held for sale is calculated on a pooled basis, which does not allow us to reliably estimate the fair value of loans 90+ days past due or nonaccrual loans. As a result, the fair value of these loans is not included in the 4 table above. For further discussion regarding the pooled basis, refer to the previous section of this note titled, Consumer finance receivables, net of unearned income.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.    Segment Information

Financial results for our reportable segments are summarized below.

	Global Automotive Finance
	operations (a)
	North
Three months ended March 31,	American	International		Insurance
($ in millions)	operations (a)	operations (b)	ResCap	operations	Other (c)	Consolidated

2008
Net financing revenue (loss)	$46	$220	($101)	$—	$191	$356
Other revenue	710	258	80	1,247	(241)	2,054

Total net revenue (loss)	756	478	(21)	1,247	(50)	2,410
Provision for credit losses	117	55	300	—	2	474
Total noninterest expense	481	285	584	1,081	76	2,507

Income (loss) before income tax expense (benefit)	158	138	(905)	166	(128)	(571)
Income tax expense (benefit)	4	34	(46)	34	(8)	18

Net income (loss)	$154	$104	($859)	$132	($120)	($589)

Total assets	$130,893	$37,795	$73,869	$13,730	($12,933)	$243,354

2007
Net financing revenue	$34	$209	$173	$—	$128	$544
Other revenue	750	199	328	1,172	(13)	2,436

Total net revenue	784	408	501	1,172	115	2,980
Provision for credit losses	99	36	542	—	4	681
Total noninterest expense	365	250	810	981	48	2,454

Income (loss) before income tax expense (benefit)	320	122	(851)	191	63	(155)
Income tax expense (benefit)	13	31	59	48	(1)	150

Net income (loss)	$307	$91	($910)	$143	$64	($305)

Total assets	$110,829	$31,563	$125,860	$12,878	($1,382)	$279,748

(a)	North American operations consists of automotive financing in the United States, Canada, and Puerto Rico. International operations consists of automotive financing and full-service leasing in all other countries.
(b)	Amounts include intrasegment eliminations between the North American operations and International operations.
(c)	Represents our Commercial Finance business, equity interest in Capmark, certain corporate activities, and reclassifications and eliminations between the reportable operating segments.

12.    Restructuring Charges

On October 17, 2007, ResCap announced a restructuring plan that would reduce its workforce, streamline its operations, and revise its cost structure to enhance its flexibility. The announced restructuring plan included reducing the ResCap worldwide workforce by approximately 25%, or approximately 3,000 associates, with the majority of these reductions occurring in the fourth quarter of 2007. This reduction in workforce was in addition to measures undertaken in the first half of 2007 when 2,000 positions were eliminated. During the three months ended March 31, 2008, ResCap incurred additional restructuring costs of $20 million related to severance and related costs associated with the continuation of the workforce reduction plans in the United Kingdom and continental Europe.

On February 20, 2008, we announced a restructuring of our North American Automotive Finance operations to reduce costs, streamline operations, and position the business for scalable growth. The restructuring will include merging a number of separate business offices into five regional business centers located in the areas of Atlanta, Chicago, Dallas, Pittsburgh, and Toronto. The plan includes reducing the North American Automotive Finance operations workforce by approximately 930 employees, which represents about 15 percent of the 6,275 employees of these operations. These actions are planned to occur largely by the end of 2008. During the three months ended March 31, 2008, our North American Automotive Finance operations

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

and Insurance operations incurred restructuring costs related to severance and related costs of $11 million and $3 million, respectively.

The restructuring charges primarily include severance pay, the buyout of employee agreements, and lease terminations. The following table summarizes by category, restructuring charge activity for the three months ended March 31, 2008:

			Cash paid
	Liability	Restructuring	or otherwise	Liability
	balance at	charges through	settled through	balance at
($ in millions)	December 31, 2007	March 31, 2008	March 31, 2008	March 31, 2008

Restructuring charges:
Employee severance	$32	$34	($20)	$46
Lease termination	45	—	(7)	38

Total restructuring charges	$77	$34	($27)	$84

13.    Subsequent Events

As previously announced, we are investigating various strategic alternatives related to all aspects of ResCap’s business, including extensions and replacements of existing secured borrowing facilities, and establishing additional sources of secured funding for ResCap’s operations.

On April 18, 2008, Residential Funding Company, LLC (RFC) and GMAC Mortgage, LLC (GMAC Mortgage), both subsidiaries of ResCap, entered into a Loan and Security Agreement with GMAC, as lender, to provide RFC and GMAC Mortgage with a revolving credit facility with a principal amount of up to $750 million. To secure the obligations of RFC and GMAC Mortgage under the Loan and Security Agreement, RFC and GMAC Mortgage have pledged as collateral, their servicing rights and related contractual rights under certain pooling and servicing agreements and loan servicing agreements with respect to pools of first- and second-lien mortgage loans and home equity lines of credit. On April 18, 2008, RFC and GMAC Mortgage borrowed $468 million collectively under the Loan and Security Agreement.

ResCap, on May 5, 2008, launched a debt tender and exchange offers, as previously announced, for its outstanding unsecured notes to improve its financial flexibility by extending the maturities of such indebtedness and reducing the overall indebtedness. ResCap is offering eligible holders of ResCap notes that mature in 2008 and 2009, as well as holders of ResCap notes that mature in 2010 through 2015, the ability to exchange such notes for one of two newly issued series of notes of ResCap. Holders of ResCap’s floating rate notes maturing on June 9, 2008, have the ability to tender such notes for cash. In addition, eligible holders participating in the exchange offers may elect to receive cash in lieu of new notes that they would otherwise receive pursuant to a “Modified Dutch Auction” process. Newly issued notes would be secured by a second or third priority lien on the assets that would secure the proposed senior secured credit facility with GMAC.

We are currently in negotiations to provide ResCap with a new $3.5 billion senior secured credit facility, which would be used to fund the cash required for the previously announced offers, to repay ResCap’s term loan maturing in July 2008, and to replace ResCap’s $875 million 364-day revolving bank credit facility and its $875 million 3-year revolving bank credit facility. This facility would be secured by a first priority lien in substantially all of ResCap’s existing and after-acquired unencumbered assets remaining available to be pledged as collateral.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

GMAC is a leading, independent, globally diversified, financial services firm with approximately $243 billion of assets at March 31, 2008, and operations in approximately 40 countries. Founded in 1919 as a wholly owned subsidiary of General Motors Corporation (General Motors or GM), GMAC was established to provide GM dealers with the automotive financing necessary to acquire and maintain vehicle inventories and to provide retail customers the means by which to finance vehicle purchases through GM dealers. On November 30, 2006, GM sold a 51% interest in us for approximately $7.4 billion (the Sale Transactions) to FIM Holdings LLC (FIM Holdings), an investment consortium led by Cerberus FIM Investors, LLC, the sole managing member. The consortium also includes Citigroup Inc., Aozora Bank Ltd., and a subsidiary of The PNC Financial Services Group, Inc.

Our products and services have expanded beyond automotive financing as we currently operate in the following lines of business — Global Automotive Finance, Mortgage (Residential Capital, LLC or ResCap), and Insurance. The following table summarizes the operating results of each line of business for the three months ended March 31, 2008 and 2007. Operating results for each of the lines of business are more fully described in the Management’s Discussion and Analysis (MD&A) sections that follow.

	Three months ended
	March 31,
			2008-2007
($ in millions)	2008	2007	% Change

Total net revenue (loss)
Global Automotive Finance	$1,234	$1,192	4
ResCap	(21)	501	(104)
Insurance	1,247	1,172	6
Other	(50)	115	n/m

Net income (loss)
Global Automotive Finance	$258	$398	(35)
ResCap	(859)	(910)	6
Insurance	132	143	(8)
Other	(120)	64	n/m

n/m =	not meaningful

•	Our Global Automotive Finance operations offer a wide range of financial services and products (directly and indirectly) to retail automotive consumers, automotive dealerships, and other commercial businesses. Our Global Automotive Finance operations consist of two separate reportable segments — North American Automotive Finance operations and International Automotive Finance operations. The products and services offered by our Global Automotive Finance operations include the purchase of retail installment sales contracts and leases, offering of term loans, dealer floor plan financing and other lines of credit to dealers, fleet leasing, and vehicle remarketing services. Whereas most of our operations focus on prime automotive financing to and through GM or GM-affiliated dealers, our Nuvell operations, which is part of our North American Automotive Finance operations, focuses on nonprime automotive financing to GM-affiliated dealers. Our Nuvell operation also provides private-label automotive financing. Our National operations, which is also part of our North American Automotive Finance operations, focuses on prime and nonprime financing to non-GM dealers. In addition, our Global Automotive Finance operations utilize asset securitization and whole-loan sales as a critical component of our diversified funding strategy.

•	Our ResCap operations engage in the origination, purchase, servicing, sale, and securitization of consumer (i.e., residential) mortgage loans and mortgage-related products (e.g., real estate services). Typically, mortgage loans are originated and sold to investors in the secondary market including securitization transactions in which the assets are legally sold but are accounted for as secured financings. In response to market conditions, ResCap has significantly reduced its production of loans that do not conform to the underwriting guidelines of Fannie Mae and Freddie Mac. ResCap has further curtailed activities related to both its business capital group, which provides financing and equity capital to residential land developers and homebuilders and financing to resort developers, and its international business group, which includes substantially all of its operations outside of the United States. Certain agreements are in place between ResCap and us that restrict ResCap’s ability to declare dividends or prepay subordinated indebtedness owed to us as well as inhibit our ability to return funds for dividend and debt payments.

•	Our Insurance operations offer vehicle service contracts and underwrite personal automobile insurance coverages (ranging from preferred to nonstandard risks), homeowners’ insurance coverage, and selected commercial insurance and reinsurance coverages. We are a leading provider of vehicle service contracts with mechanical breakdown and maintenance coverages. Our vehicle service contracts offer vehicle owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle warranty. We underwrite and market nonstandard, standard, and preferred-risk physical damage and liability insurance coverages for passenger automobiles, motorcycles, recreational vehicles, and commercial automobiles through independent agency, direct response, and internet channels. Additionally, we market private-label insurance through a long-term agency relationship with Homesite Insurance, a national provider of home insurance products. We provide commercial insurance, primarily covering dealers’ wholesale vehicle inventory, and reinsurance products. Internationally, ABA Seguros provides certain commercial business insurance exclusively in Mexico.

•	Other operations consist of our Commercial Finance Group, an equity investment in Capmark (our former commercial mortgage operations), corporate activities, and reclassifications and eliminations between the reportable segments.

Consolidated Results of Operations
The following table summarizes our consolidated operating results for the periods shown.

	Three months ended
	March 31,
			2008-2007
($ in millions)	2008	2007	% Change

Revenue
Total financing revenue	$4,932	$5,298	(7)
Interest expense	3,179	3,673	(13)
Depreciation expense on operating lease assets	1,397	1,081	29

Net financing revenue	356	544	(35)
Other revenue
Net loan servicing income	880	257	242
Insurance premiums and service revenue earned	1,109	1,041	7
Loss on mortgage and automotive loans, net	(600)	(37)	n/m
Investment (loss) income	(232)	309	(175)
Other income	897	866	4

Total other revenue	2,054	2,436	(16)
Total net revenue	2,410	2,980	(19)
Provision for credit losses	474	681	(30)
Noninterest expense
Insurance losses and loss adjustment expenses	630	573	10
Other operating expenses	1,877	1,881	—

Total noninterest expense	2,507	2,454	2
Loss before income tax expense	(571)	(155)	(268)
Income tax expense	18	150	(88)

Net loss	($589)	($305)	(93)

n/m =	not meaningful

We reported a net loss of $589 million for the three months ended March 31, 2008, compared to a loss of $305 million for the three months ended March 31, 2007. The results reflect the profitable results of our Global Automotive Finance and Insurance businesses that were more than offset by significant losses in the international mortgage operations of ResCap. Market-driven valuation adjustments and lower net financing revenue adversely impacted results for the three months ended March 31, 2008.

Total financing revenue decreased by 7% in the three months ended March 31, 2008, compared to the same period in 2007, primarily due to decreases experienced by ResCap as a result of a decrease in the size of the loan portfolio, due to lower levels of loan production as the operations focused on prime conforming originations, continued portfolio run-off, and reductions caused by the deconsolidation of $27.4 billion in securitization trusts during the second half of 2007. In addition, our North American Automotive Finance operations experienced decreases in consumer finance revenue due to a lower asset base, as a result of increased securitization and whole-loan sale activity throughout 2007 as the business moved to an originate-to-distribute model during 2007. Partially offsetting this decrease was a 34% increase in operating lease income in the three months ended March 31, 2008, compared to the same period in 2007. The operating lease portfolio was lower as of March 31, 2007, due to approximately $12.6 billion of net operating assets being transferred to GM during November 2006 as part of the Sales Transaction. Subsequent to the transfer, the operating lease portfolio and the associated revenue gradually increased through March 31, 2008, because of new originations following this transfer. Similarly, depreciation expense on operating lease assets increased 29% in the three months ended March 31, 2008, compared to the same period in 2007, as a result of the larger portfolio.

Interest expense decreased 13% in the three months ended March 31, 2008, compared to the same period in 2007. The reduction was primarily due to lower average borrowings at ResCap due to a $47 billion reduction in the asset base during the same period, which was partially offset by higher funding rates due to unfavorable market conditions, resulting in lower advance rates and an increase in cost of funds on unsecured debt due to the step-up in coupon resulting from ratings downgrades.

Net loan servicing income increased 242% in the three months ended March 31, 2008, compared to the same period in 2007. These increases were primarily attributable to favorable hedge valuations experienced by ResCap. Offsetting these increases, our Global Automotive Finance operations experienced a decrease driven by the amortization of the outstanding principal balances related to each outstanding securitization transaction.

Insurance premiums and service revenue earned increased 7% in the three months ended March 31, 2008, compared to the same period in 2007. The increase was primarily due to growth internationally, both organically and through the second quarter 2007 acquisition of Provident Insurance. The increase was partially offset by challenging conditions in the domestic vehicle service contract, personal insurance, and reinsurance businesses.

The net loss on mortgage and automotive loans was $600 million for the three months ended March 31, 2008, compared to $37 million in 2007. Losses primarily increased due to declines experienced by ResCap in the fair value of loans held for sale and commitments in certain foreign markets. ResCap also experienced higher realized losses on the sale of mortgage loans, primarily driven by illiquidity in foreign markets. The net gain on automotive loans recognized by our Global Automotive Finance operations also decreased as a result of a decrease in whole-loan and off-balance sheet securitization activities.

Our investment loss was $232 million for the three months ended March 31, 2008, compared to investment income of $309 million during the same period in 2007. The loss was primarily due to the decline in the fair value of retained interests held by ResCap as a result of increased credit losses, rating agency downgrades, declines in the value of underlying collateral, market illiquidity, and changes in discount rate assumptions in certain foreign markets.

Other income increased 4% during the three months ended March 31, 2008, compared to the same period in 2007. Results for the three months ended March 31, 2008, included a $480 million gain recognized by ResCap related to debt extinguishments and an $8 million gain recognized by our Other operations related to the repurchase and retirement of ResCap debt.

The provision for credit losses decreased 30% in the three months ended March 31, 2008, compared to the same period in 2007. The decrease was due primarily to specific warehouse lending reserves taken by ResCap during the three months ended March 31, 2007, lower provisions on domestic loans held for investment, and the election of SFAS 159 on approximately $10.5 billion of loans. The decrease was consistent with the decrease in the size of the portfolio, which occurred as a result of the $27.4 billion deconsolidation of securitization trusts in the second half of 2007 and portfolio run-off as the mortgage business substantially stopped originating nonprime loans and focused on prime conforming loans. The decrease at ResCap was offset by an increase for our Global Automotive Finance operations for the three months ended March 31, 2008, compared to the same period in 2007. The increase was primarily attributable to the absence of credit loss reversals related to nonrecurring asset sales and a change in estimate related to Hurricane Katrina loss provisions, which favorably impacted the expense for the three months ended March 31, 2007.

Insurance losses and loss adjustment expenses increased 10% in the three months ended March 31, 2008, compared to the same period in 2007. Losses and loss adjustment expenses increased primarily due to the acquisition of U.K.-based Provident Insurance and organic growth in other international operations. The increase was partially offset by lower loss experience in our U.S. vehicle service contract and personal insurance businesses, driven by lower volumes.

Our consolidated tax expense decreased 88% for the three months ended March 31, 2008, compared to the same period in 2007, primarily due to higher current period losses in ResCap’s international operations for which no tax benefit was recorded and new valuation allowances that were established with respect to prior year losses.

Effective November 28, 2006, GMAC, and certain U.S. subsidiaries, became pass-through entities for U.S. federal income tax purposes. Subsequent to November 28, 2006, U.S. federal, state, and local income tax expense has generally not been incurred by these entities as they ceased to be taxable entities in all but a few local tax jurisdictions that continue to tax LLCs or partnerships. Our banking, insurance, and foreign subsidiaries are generally taxable corporations and continue to be subject to U.S. federal, state, local, and foreign income taxes.

Global Automotive Finance Operations

Results of Operations
The following table summarizes the operating results of our Global Automotive Finance operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments and include eliminations of balances and transactions among our North American and International reportable segments.

	Three months ended
	March 31,
			2008-2007
($ in millions)	2008	2007	% Change

Revenue
Consumer	$1,138	$1,386	(18)
Commercial	441	382	15
Loans held for sale	156	—	n/m
Operating leases	2,103	1,568	34

Total financing revenue	3,838	3,336	15
Interest expense	2,176	2,012	8
Depreciation expense on operating leases	1,396	1,081	29

Net financing revenue	266	243	9
Other revenue
Servicing fees	78	112	(30)
Gain on automotive loans, net	148	198	(25)
Investment income	55	81	(32)
Other income	687	558	23

Total other revenue	968	949	2
Total net revenue	1,234	1,192	4
Provision for credit losses	172	135	27
Noninterest expense	766	615	25

Income before income tax expense	296	442	(33)
Income tax expense	38	44	(14)

Net income	$258	$398	(35)

Total assets	$168,688	$142,392	18

n/m =	not meaningful

Net income decreased to $258 million for the three months ended March 31, 2008, compared to $398 million for the three months ended March 31, 2007. Weaker credit performance drove unfavorable valuation adjustments, higher provision for credit losses, and increased operating expenses related to restructuring, remarketing, and servicing initiatives. Lower gains on the sale of receivables and deterioration in the residual performance of off-lease vehicles also affected performance.

Total financing revenue increased 15% for the three months ended March 31, 2008, compared to the same period in 2007. Operating lease revenue increased due to an increase in the size of the operating lease portfolio. The operating lease portfolio was lower as of March 31, 2007, due to approximately $12.6 billion of net operating lease assets that were transferred to GM during November 2006 as part of the Sales Transaction. Subsequent to the transfer, the operating lease portfolio and the associated revenue have gradually increased through March 31, 2008. Commercial revenue increased primarily due to the refinancing of certain off-balance sheet wholesale securitization transactions with on-balance sheet financings in the second quarter of 2007, growth in International operations, and favorable foreign currency translation adjustments. Increases in operating lease and commercial revenue were partially offset by a decline in consumer revenue. Consumer revenue, combined with interest income on consumer loans held for sale, decreased 7%, consistent with the reduction in consumer asset levels. Consumer finance receivables, including loans held for sale, declined by $5 billion, or approximately 9%, since March 31, 2007. Lower consumer asset levels as of March 31, 2008, are the result of increased securitization and whole-loan sale activities throughout the 2007 fiscal year as the business refocused on an originate-to-distribute model. The $156 million of income on consumer loans held for sale relates to interest on loans that are expected to be sold in whole-loan transactions over the next twelve months.

Interest expense increased 8% for the three months ended March 31, 2008, compared to the same period in 2007. The increase was primarily due to unfavorable foreign currency translation adjustments and increased asset growth in our International operations, specifically in Latin America and Europe. The increase was offset by less favorable mark-to-market adjustments on certain cancelable swaps during the three months ended March 31, 2008, compared to the same period in 2007. The 2008 mark-to-market adjustment was less favorable due to movement in the benchmark forward yield curve.

Servicing fees decreased 30% for the three months ended March 31, 2008, compared to the same period in 2007. The decrease was primarily the result of the amortization of the outstanding principal balances related to each outstanding securitization transaction.

Net gain on automotive loans decreased 25% for the three months ended March 31, 2008, compared to the same period in 2007. The decrease was primarily a result of a decrease in whole-loan and off-balance sheet securitization activity of consumer finance receivables in our North American operations. For the three months ended March 31, 2008, our North American operations executed approximately $2.5 billion in whole-loan and off-balance sheet securitization transactions, compared to $5.1 billion during the same period in 2007. Refer to the Funding and Liquidity section of this MD&A for further discussion. As a result of the decline in the off-balance sheet portion of the serviced portfolio, servicing fees decreased 30% during the three months ended March 31, 2008, compared to the same period in 2007.

Investment income decreased 32% during the three months ended March 31, 2008, compared to the same period in 2007. The decrease was largely driven by investment portfolio losses recognized by our North American operations. Certain trading and available-for sale securities were sold at a loss as a result of market conditions within the period, (e.g., a downgrade in the rating of a debt security below our investment grade standards).

Other income increased 23% for the three months ended March 31, 2008, compared to the same period in 2007, due to higher revenue on intercompany loans caused by higher lending levels, which resulted in higher interest income as a result of an increase in the average balance of cash and cash equivalents.

Our provision for credit losses increased 27% during the three months ended March 31, 2008, compared to the same period in 2007. The increase was primarily attributable to the absence of allowance for loan loss reversals, which favorably impacted the expense for the three months ended March 31, 2007. The reversals were associated with nonrecurring asset sales and a favorable change in estimate relating to Hurricane Katrina loss provisions for our North American operations. The provision also increased during the three months ended March 31, 2008, for our International operations due to growth in the underlying portfolio.

In addition, noninterest expenses increased 25% for the three months ended March 31, 2008, compared to the same period in 2007. The increase during the period was primarily attributed to higher proceeds owed to GM related to the March 2008 pull-ahead program, increased remarketing costs, increased collection and repossession expenses, and $11 million of restructuring charges related to our North American operations.

Total income tax expense decreased by $6 million for the three months ended March 31, 2008, compared to the same period in 2007. The majority of the tax expense for both periods relates to our International operations. Due to our election to be treated as a pass-through entity, the majority of the U.S. Automotive Finance operations are not subject to a federal income tax provision.

Automotive Financing Volume
The following table summarizes our new and used vehicle consumer and wholesale financing volume and our share of GM consumer and wholesale volume.

	Three months ended March 31,
	GMAC volume		Share of GM retail sales
(units in thousands)	2008	2007	2008	2007

Consumer automotive financing
GM new vehicles
North America
Retail contracts	182	201	28%	27%
Leases	136	135	21%	18%

Total North America	318	336	49%	45%
International (retail contracts and leases)	149	141	25%	24%

Total GM new units financed	467	477	37%	36%

Used units financed	133	124
Non-GM new units financed	25	22

Total consumer automotive financing volume	625	623

Wholesale financing of new vehicles
GM vehicles
North America	652	758	76%	73%
International	766	699	84%	88%

Total GM units financed	1,418	1,457	80%	79%

Non-GM units financed	48	46

Total wholesale volume	1,466	1,503

Our consumer automotive financing volume and penetration levels are significantly influenced by the nature, timing, and extent of GM’s use of rate, residual, and other financing incentives for marketing purposes on consumer retail automotive contracts and leases. Despite declining vehicle sales, our North American penetration levels during the three months ended March 31, 2008, were higher than what was experienced in 2007, mainly due to an increase in incentive programs by GM primarily in March 2008. The consumer penetration levels of our International operations slightly increased during the three months ended March 31, 2008, compared to the same period in 2007, primarily due to increased penetration levels in our Asia Pacific and European operations.

Our wholesale automotive financing continues to be the primary funding source for GM dealer inventories. Penetration levels in North America continue to reflect traditionally strong levels, consistent with recent historical experience. The wholesale penetration levels of our International operations decreased during the three months ended March 31, 2008, compared to the same period in 2007, primarily due to lower wholesale volume, particularly in our Asia Pacific operations.

Allowance for Credit Losses
The following table summarizes activity related to the allowance for credit losses for our Global Automotive Finance operations.

	Three months ended March 31,
	2008			2007
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Balance at January 1,	$1,309	$61	$1,370	$1,460	$69	$1,529
Provision for credit losses	168	4	172	134	1	135
Charge-offs	(270)	(3)	(273)	(239)	(1)	(240)
Recoveries	60	—	60	52	1	53
Other	9	2	11	3	1	4

Balance at March 31,	$1,276	$64	$1,340	$1,410	$71	$1,481

Allowance coverage (a)	2.77%	0.22%	1.80%	2.32%	0.28%	1.72%

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet automotive retail contracts excluding loans held for sale.

Decreases in the level of allowance from 2007 levels are reflective of proportional decreases in the on-balance sheet consumer portfolio over the same period. Despite the overall decline in the level of the allowance, the allowance for credit losses as a percentage of the total on-balance sheet consumer portfolio experienced an increase in comparison with 2007. The increased use of off-balance sheet securitizations and whole-loan sales activity within our North American operations results in the sale of a better mix of contracts as the process of creating a pool of retail finance receivables for securitization or sale typically excludes accounts that are greater than 30 days delinquent at that time. In addition, the process involves selecting from a pool of receivables that are currently outstanding and, therefore, represent seasoned accounts. A seasoned portfolio that excludes delinquent accounts historically results in better credit performance than in the on-balance sheet portfolio of retail finance receivables on which the allowance for credit losses is based.

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

We believe that the disclosure of the credit experience of the managed portfolio presents a more complete presentation of our risk of loss in the underlying assets (typically in the form of a subordinated retained interest). Consistent with the presentation on our Condensed Consolidated Balance Sheet, retail contracts presented in the table represent the principal balance of the finance receivables discounted for any unearned interest income and rate support received from GM.

	Average	Charge-offs,
	retail	net of		Annualized net
Three months ended March 31,	contracts	recoveries (a)		charge-off rate
($ in millions)	2008	2008	2007	2008	2007

Managed
North America	$49,994	$173	$162	1.38%	1.29%
International	18,991	35	26	0.74%	0.64%

Total managed	$68,985	$208	$188	1.21%	1.13%

On-balance sheet
North America	$35,771	$134	$157	1.50%	1.43%
International	18,991	35	26	0.74%	0.64%

Total on-balance sheet	$54,762	$169	$183	1.23%	1.21%

(a)	Net charge-offs exclude amounts related to the lump-sum payments on balloon finance contracts of $42 million and $3 million for the three months ended March 31, 2008 and 2007, respectively.

Charge-offs in both the North American and International managed portfolio increased during the three months ended March 31, 2008, compared to the same period in 2007. In North America, both frequency and severity of losses increased in comparison with prior year levels. We attribute much of this increase to the underlying credit quality of retail contracts originated during the second half of 2006 and first half of 2007 (refer to delinquency discussion below). Also contributing to the increase was higher severity as a result of a weak used vehicle market in the United States and Canada as well as an increase in loan-to-value ratios. Increased charge-offs in the International portfolio primarily reflect weakness in certain Latin America countries including Colombia and Brazil.

The following table summarizes pertinent delinquency experience in the consumer automotive retail contract portfolio.

	Percent of retail contracts
	30 days or more past due (a)
	Managed		On-balance sheet
Three months ended March 31,	2008	2007	2008	2007

North America	2.45%	2.51%	2.70%	2.80%
International	2.37%	2.55%	2.37%	2.55%

Total	2.42%	2.52%	2.56%	2.71%

(a)	Past due contracts are calculated on the basis of the average number of contracts delinquent during a month and exclude accounts in bankruptcy.

Delinquencies in the North American managed portfolio decreased as of March 31, 2008, compared to March 31, 2007. We attribute much of the decrease to a shift in underwriting standards that has occurred since the second half of 2007. During the second half of 2006 through the first half of 2007, we underwrote a number of U.S. retail contracts that resulted in an unusually high rate of early payment defaults. When the early defaults began, we tightened our underwriting policy to reduce this production. As a result, delinquency rates have improved, in part, due to the tightened underwriting policy. The decrease in delinquencies also reflects expanded resources dedicated to servicing and collections efforts beginning in the second half of 2007. International consumer credit portfolio performance remains strong, as delinquencies have declined compared to the prior year level.

In addition to the preceding loss and delinquency data, the following table summarizes bankruptcy information for the U.S. consumer automotive retail contract portfolio (which represents approximately 52% and 65% of our on-balance sheet consumer automotive retail contract portfolio as of March 31, 2008 and 2007, respectively) and repossession information for the Global Automotive Finance operations consumer automotive retail contract portfolio:

	Managed		On-balance sheet
Three months ended March 31,	2008	2007	2008	2007

United States:
Average retail contracts in bankruptcy (in units) (a)	51,430	67,307	46,435	66,317
Bankruptcies as a percentage of average number of contracts outstanding	1.94%	2.26%	2.58%	2.56%
North America:
Retail contract repossessions (in units)	21,280	19,551	16,412	18,649
Annualized repossessions as a percentage of average number of contracts outstanding	2.73%	2.30%	3.03%	2.60%
International:
Retail contract repossessions (in units)	2,794	2,978	2,794	2,978
Annualized repossessions as a percentage of average number of contracts outstanding	0.66%	0.73%	0.66%	0.73%

(a)	Includes those accounts where the customer has filed for bankruptcy and is not yet discharged, the customer was discharged from bankruptcy but did not reaffirm their loan with GMAC, and other special situations where the customer is protected by applicable law with respect to GMAC’s normal collection policies and procedures.

New bankruptcy filings continued to decrease during the three months ended March 31, 2008, consistent with decreases experienced throughout the year ended December 31, 2007. The decreases throughout both years are related to the gradual emergence of consumers who filed bankruptcy in 2005, prior to a change in bankruptcy law, which made it more difficult for some consumers to qualify for certain bankruptcy protection. The significant increase of bankruptcy filings prior to the change in law has resulted in a situation where the number of contracts emerging from bankruptcy exceeds the number of contracts entering bankruptcy.

Consistent with the decrease in delinquency trends, our International operations experienced decreased repossessions for the three months ended March 31, 2008, compared to the same period in 2007. Our North American operations, however, experienced increased repossessions primarily due to increased delinquencies during the three months ended December 31, 2007. During the last quarter of 2007, delinquencies increased due to credit deterioration, which resulted in additional repossessions during the three months ended March 31, 2008.

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

At March 31, 2008, the commercial receivables that had been securitized and accounted for as off-balance sheet transactions primarily represent wholesale lines of credit extended to automotive dealerships, which historically experience low charge-offs, and some dealer term loans. As a result, only the on-balance sheet commercial portfolio credit experience is presented in the following table.

	Total loans	Impaired loans (a)
	March 31,	March 31,	Dec 31,	March 31,
($ in millions)	2008	2008	2007	2007

Wholesale	$23,469	$41	$44	$311
Impaired loans as a percentage of total loans		0.17%	0.19%	1.48%
Other commercial financing	5,051	17	8	45
Impaired loans as a percentage of total loans		0.34%	0.18%	0.98%

Total on-balance sheet	$28,520	$58	$52	$356
Impaired loans as a percentage of total loans		0.20%	0.19%	1.39%

(a)	Includes loans where it is probable that we will be unable to collect all amounts due according to the terms of the loan.

Charge-offs on the commercial portfolio remain at traditionally low levels as these receivables are generally secured by vehicles, real estate, and other forms of collateral, which help mitigate losses on the loans in the event of default. The decline in impaired loans since March 31, 2007, is the result of the resolution of a particular dealer account, which did not result in the charge-off of loans previously provided for.

Charge-offs on the wholesale portfolio remained at traditionally low levels in the three months ended March 31, 2008, as these receivables are generally secured by vehicles, real estate, and other forms of collateral, which help mitigate losses on such loans in the event of default.

ResCap Operations

Results of Operations
The following table summarizes the operating results for ResCap for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended March 31,
			2008-2007
($ in millions)	2008	2007	% change

Revenue
Total financing revenue	$1,004	$1,874	(46)
Interest expense	1,105	1,701	(35)

Net financing (loss) revenue	(101)	173	(158)
Servicing fees	392	447	(12)
Servicing asset valuation and hedge activities, net	410	(302)	n/m

Net loan servicing income	802	145	n/m
Loss on the sale of loans, net	(748)	(235)	n/m
Other income	26	418	(94)

Total other (expense) revenue	(722)	183	n/m
Total net (loss) revenue	(21)	501	(104)
Provision for credit losses	300	542	(45)
Expense
Noninterest expense	584	810	(28)
Loss before income tax (benefit) expense	(905)	(851)	(6)
Income tax (benefit) expense	(46)	59	(178)

Net loss	($859)	($910)	6

Total assets	$73,869	$125,860	(41)

n/m =	not meaningful

ResCap experienced a net loss of $859 million for the three months ended March 31, 2008, compared to net loss of $910 million for the three months ended March 31, 2007. The 2008 results were positively affected by favorable hedge valuations and adversely affected by continued pressure in the domestic housing markets and certain foreign mortgage and capital markets. The adverse conditions resulted in lower net interest margins, lower loan production, fair value declines related to mortgage loans held for sale and trading securities, impairments on real estate investments, and reduced gains associated with the disposition of real estate acquired through foreclosure. In the short term, it is probable the mortgage industry will continue to experience both declining mortgage origination volumes and reduced total mortgage indebtedness due to the deterioration of the nonprime and nonconforming mortgage market. We do not expect the current market conditions to turn favorable in the near term.

As part of ResCap’s strategy to respond to the challenging market conditions of 2007 and 2008, we have undertaken numerous initiatives to liquidate certain ResCap assets and to reduce its funding needs. Asset liquidation initiatives have included, among other things, sale of retained interests in ResCap’s mortgage securitizations, marketing of loans secured by time-share receivables, marketing of ResCap’s continental Europe mortgage loan portfolios, whole-loan sales, and marketing of businesses and platforms that are unrelated to ResCap’s core mortgage finance business. Though ResCap has executed a number of sales of mortgage loans and retained securities, other marketing efforts have yet to be completed, in part because of continuing adverse market conditions.

A net financing loss of $101 million was incurred in the three months ended March 31, 2008, compared to net financing revenue of $173 million for the three months ended March 31, 2007. The decrease in total financing revenue was due to the decrease in the size of the loan portfolio, as a result of declines in mortgage production, continued portfolio run-off, and reductions caused by the deconsolidation of $27.4 billion in securitization trusts in the last quarter of 2007. The decrease was further attributable to lower servicing float income and a decrease in commercial lending yields. The decrease in interest expense, due to lower average borrowings, was partially offset by higher funding rates due to unfavorable market conditions, resulting in lower advance rates and an increase in cost of funds on unsecured debt due to the step-up in coupon resulting from ratings downgrades.

Net loan servicing income was $802 million for the three months ended March 31, 2008, compared to $145 million for the three months ended March 31, 2007. The increase in net servicing fees was primarily driven by favorable hedge valuations during the three months ended March 31, 2008, compared to the same period in 2007. Marginally offsetting the increases, were decreases due to the sale of payment option arm servicing rights during the three months ended March 31, 2008, and run-off of nonconforming servicing portfolio.

The net loss on mortgage loans was $748 million for the three months ended March 31, 2008, compared to $235 million for the three months ended March 31, 2007. The additional losses recognized during the three months ended March 31, 2008, resulted primarily from declines in fair value for loans held for sale and commitments in certain foreign markets of $603 million, primarily in the United Kingdom and continental Europe. In addition to the unfavorable fair value adjustments, foreign operations recognized lower realized gains on the sale of mortgage loans due to lower volumes, and margins experienced as a result of market illiquidity.

Other income decreased 94% for the three months ended March 31, 2008, compared to the same period in 2007. The decrease was primarily caused by decreased gains on investment securities due to the decline in the fair value of our retained interests as a result of increased credit losses, rating agency downgrades, declines in the value of underlying collateral, market illiquidity, and changes in discount rate assumptions. Real estate gains also decreased, which was driven by continued stress in the mortgage and capital markets. The overall decline was offset by a gain on extinguishment of debt of $480 million resulting from our contribution of ResCap notes that had been purchased previously in open market repurchase transactions with a face amount of approximately $1.2 billion and a fair value of approximately $750 million. ResCap cancelled the $1.2 billion face amount of notes and recognized a gain on extinguishment of $480 million. No similar gain was recognized during the 2007 period.

The provision for credit losses decreased to $300 million in the three months ended March 31, 2008, compared to $542 million for the three months ended March 31, 2007. The decrease was due primarily to specific warehouse lending reserves taken during the three months ended March, 31, 2007, and lower provisions on domestic loans held for investment due to the deconsolidation of securitization trusts in 2007 portfolio run-off, and the election of SFAS 159 accounting on approximately $10.5 billion of loans. The decreases were partially offset by higher provision for credit losses related to our distressed assets portfolio and continued increases in frequency and severity. In addition, the provision for credit losses related to foreign operations increased, primarily due to higher delinquencies in Spain and Germany.

Noninterest expense decreased 28% for the three months ended March 31, 2008, compared to the same period in 2007. The expense decreased for the three months ended March 31, 2008, due to a decrease in the provision for assets sold with recourse and lower compensation and benefit expenses related to the restructuring plan announced in the fourth quarter of 2007 and decreased commissions due to lower loan production.

Income tax benefit was $46 million for the three months ended March 31, 2008, compared to income tax expense of $59 million for the three months ended March 31, 2007. The tax benefit was caused by pretax losses recognized by the foreign operations, partially offset by valuation allowances. During the three months ended March 31, 2008, valuation allowances of $200 million were established against a portion of current and prior period operating losses. The valuation allowances resulted from further declines in the international markets and the resulting likelihood that these tax benefits will not be realized in future periods.

Mortgage Loan Production, Sales and Servicing
ResCap’s mortgage loan production for the three months ended March 31, 2008 was $20.9 billion, a decrease of 44% compared to $37.5 billion for the same period in 2007. ResCap’s domestic loan production decreased $12.3 billion, or 40%, and international loan production decreased $4.3 billion, or 66%, compared to the same period in 2007. ResCap’s domestic loan production decreased due to significant curtailments of our nonprime products, in addition to declines in prime nonconforming and prime second-lien product, partially offset by increases in prime conforming products. The overall decline in mortgage production is the result of stricter mortgage underwriting guidelines in response to market conditions and the strategic decision to curtail production in certain foreign markets.

The following summarizes mortgage loan production for the periods shown.

	Three months ended
	March 31,
($ in millions)	2008	2007

Consumer:
Principal amount by product type:
Prime conforming	$15,437	$9,569
Prime nonconforming	490	12,317
Government	1,977	584
Nonprime	3	3,259
Prime second-lien	801	5,313

Total U.S. production	18,708	31,042
International	2,191	6,472

Total	$20,899	$37,514

Principal amount by origination channel:
Retail and direct channels	$5,099	$6,031
Correspondent and broker channels	13,609	25,011

Total U.S. production	$18,708	$31,042

Number of loans (in units):
Retail and direct channels	27,947	47,638
Correspondent and broker channels	62,314	163,439

Total U.S. production	90,261	211,077

The following table summarizes the primary domestic mortgage loan-servicing portfolio for which we hold the corresponding mortgage servicing rights.

	U.S. mortgage loan servicing portfolio
	March 31, 2008		December 31, 2007
	Number	Dollar amount	Number	Dollar amount
($ in millions)	of loans	of loans	of loans	of loans

Prime conforming	1,687,280	$276,212	1,652,933	$267,511
Prime nonconforming	182,569	55,816	184,154	54,993
Government	184,896	20,453	179,475	19,382
Nonprime	253,438	32,840	282,250	36,809
Prime second-lien	711,880	30,881	730,866	31,523

Total U.S. production (a)	3,020,063	$416,202	3,029,678	$410,218

(a)	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 167,848 with an unpaid principal balance of
$32.8 billion at March 31, 2008, and 205,019 with an unpaid balance of $44.3 billion at December 31, 2007.

Our international servicing portfolio was comprised of $43.7 billion of mortgage loans as of March 31, 2008.

Allowance for Credit Losses
The following tables summarize the activity related to the allowance for credit losses.

	Three months ended March 31,
	2008				2007
($ in millions)	Consumer		Commercial	Total	Consumer	Commercial	Total

Balance at January 1,	$832		$485	$1,317	$1,508	$397	$1,905
Provision for credit losses	282		18	300	365	177	542
Charge-offs	(148)		(99)	(247)	(228)	(49)	(277)
Reduction of allowance due to fair value option election (a)	(489)		—	(489)	—	—	—
Recoveries	8		1	9	15	—	15

Balance at March 31,	$485		$405	$890	$1,660	$525	$2,185

Allowance as a percentage of total (b)	1.59	% (c)	4.40%	2.24%	2.54%	4.10%	2.80%

(a)	Represents the reduction of allowance as a result of fair value option election made under SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information.
(b)	Represents the related allowance for credit losses as a percentage of total on-balance sheet residential mortgage loans.
(c)	As of March 31, 2008, $3.9 billion are loans held at fair value with no related allowance for credit loss. The loans held at fair value have been excluded from the calculation.

The following table sets forth the types of mortgage loans held for investment, excluding those loans held at fair value that comprise the dollar balance and the percentage component of allowance for loan losses:

	Consumer mortgage loans held for investment
	March 31, 2008		March 31, 2007
		Allowance as a		Allowance as a
	Allowance for	% of the total	Allowance for	% of the total
($ in millions)	loan losses	asset class (a)	loan losses	asset class (a)

Nonprime mortgage loans	$222	0.73%	$1,525	2.33%
Prime second-lien mortgage loans	88	0.29	73	0.11
Prime nonconforming mortgage loans	164	0.54	61	0.10
Prime conforming mortgage loans	9	0.03	1	—
Government loans	2	—	—	—

Total consumer mortgage loans held for investment	$485	1.59%	$1,660	2.54%

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet residential mortgage loans.
(b)	As of March 31, 2008, $3.9 billion are loans held at fair value with no related allowance for credit loss. The loans held at fair value have been excluded from the calculation.

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

	March 31,	December 31,	March 31,
($ in millions)	2008	2007	2007

Nonaccrual loans:
Mortgage loans:
Prime conforming	$42	$85	$8
Prime nonconforming	1,240	908	472
Government	25	80	—
Prime second-lien	163	233	156
Nonprime (a)	4,126	4,040	7,133
Lending receivables:
Warehouse	37	71	1,301
Construction (b)	618	550	115
Commercial real estate	9	—	—
Other	—	10	—

Total nonaccrual assets	6,260	5,977	9,185
Restructured loans	43	32	8
Foreclosed assets	1,105	1,116	1,466

Total nonperforming assets	$7,408	$7,125	$10,659

Total nonperforming assets as a percentage of total ResCap assets	10.0%	8.8%	8.8%

(a)	Includes loans that were purchased distressed and already in nonaccrual status of $171 million as of March 31, 2008; $1.1 billion as of December 31, 2007; and $481 million as of March 31, 2007. In addition, includes nonaccrual restructured loans that are not included in restructured loans of $24 million as of March 31, 2008; $16 million as of December 31, 2007; and $5 million as of March 31, 2007.
(b)	Includes nonaccrual restructured loans that are not included in restructured loans of $102 million as of March 31, 2008; $47 million as of December 31, 2007; and $18 million as of March 31, 2007.

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

The following table summarizes the delinquency information for our mortgage loans held for investment portfolio:

	As of March 31,		As of December 31,		As of March 31,
	2008		2007		2007
		%		%		%
($ in millions)	Amount	of total	Amount	of total	Amount	of total

Current	$34,080	82	$35,558	83	$51,802	80
Past due
30 to 59 days	1,587	4	1,784	4	3,993	6
60 to 89 days	798	2	946	2	1,752	3
90 days or more	2,097	5	2,179	5	2,513	4
Foreclosures pending	2,278	5	1,846	4	3,206	5
Bankruptcies	742	2	735	2	1,423	2

Total unpaid principal balances	41,582	100	43,048	100	64,689	100
Net (discounts) premiums	(687)		(885)		561
SFAS 159 fair value adjustment	(6,409)		—		—

Total	$34,486		$42,163		$65,250

The following table summarizes the delinquency information for our nonprime mortgage loans held for investment portfolio, including those held in on-balance sheet securitization trusts:

	As of March 31,		As of December 31,		As of March 31,
	2008		2007		2007
		%		%		%
($ in millions)	Amount	of total	Amount	of total	Amount	of total

Current	$10,202	66	$12,014	68	$35,481	75
Past due
30 to 59 days	990	6	1,263	7	3,751	8
60 to 89 days	548	4	693	4	1,668	3
90 days or more	1,269	8	1,445	8	2,183	5
Foreclosures pending	1,806	12	1,642	9	3,073	6
Bankruptcies	647	4	690	4	1,357	3

Total unpaid principal balances	15,462	100	17,747	100	47,513	100
Net (discounts) premiums	(563)		(843)		375
SFAS 159 fair value adjustment	(5,167)		—		—

Total	$9,732		$16,904		$47,888

We originate and purchase mortgage loans that have contractual features that may increase our exposure to credit risk and thereby result in a concentration of credit risk. These mortgage loans include loans that may subject borrowers to significant future payment increases, create the potential for negative amortization of the principal balance, or result in high loan-to-value ratios. These loan products include interest only mortgages, option adjustable rate mortgages, high loan-to-value mortgage loans, and teaser rate mortgages. Total loan production and combined exposure related to these products recorded in finance receivables and loans and loans held for sale for the three months ended and as of March 31, 2008 and 2007, is summarized as follows:

	Loan production for the
	three months ended
	March 31,
($ in millions)	2008	2007

Interest-only mortgage loans	$1,784	$9,845
Payment option adjustable rate mortgage loans	—	3,515
High loan-to-value (100% or more) mortgage loans	385	1,789
Below market initial rate (teaser) mortgages	—	213

Insurance Operations

Results of Operations
The following table summarizes the operating results of our Insurance operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other operating segments.

	Three months ended
	March 31,
			2008-2007
($ in millions)	2008	2007	% change

Revenue
Insurance premiums and service revenue earned	$1,097	$1,032	6
Investment income	96	95	1
Other income	54	45	20

Total insurance premiums and other income	1,247	1,172	6
Expense
Insurance losses and loss adjustment expenses	627	573	9
Acquisition and underwriting expense	454	408	11

Total expense	1,081	981	10
Income before income tax expense	166	191	(13)
Income tax expense	34	48	(29)

Net income	$132	$143	(8)

Total assets	$13,730	$12,878	7

Insurance premiums and service revenue written	$1,133	$1,070	6

Combined ratio (a)	93.8%	91.0%

(a)	Management uses the combined ratio as a primary measure of underwriting profitability with its components measured using accounting principles generally accepted in the United States of America. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

Net income from Insurance operations totaled $132 million for the three months ended March 31, 2008, compared to $143 million for the three months ended March 31, 2007. Net income for the three months ended March 31, 2008, decreased due to unfavorable underwriting results primarily driven by increases in expenses, particularly sales and marketing related, for growth initiatives in the U.S. personal insurance and vehicle service contract business.

Insurance premiums and service revenue earned totaled $1.1 billion for the three months ended March 31, 2008, compared to $1.0 billion for the same period in 2007. Insurance premiums and service revenues earned increased slightly for the three months ended March 31, 2008, primarily due to growth in International operations, both organically and through the acquisition of Provident Insurance in June 2007. The increase was partially offset by challenging conditions in the domestic vehicle service contract, personal insurance, and reinsurance businesses.

The combination of investment and other income increased 7% in the three months ended March 31, 2008, compared to the same period in 2007. The increase was driven by an increase in other income primarily due to higher service fees obtained from acquisitions made for international operations and a sale of a book of personal insurance business.

Insurance losses and loss adjustment expenses totaled $627 million for the three months ended March 31, 2008, compared to $573 million for the three months ended March 31, 2007. Losses and loss adjustment expenses increased primarily due to international operations, including Provident Insurance, and organic growth in other international businesses. The increase was partially offset by lower loss experience in our U.S. vehicle service contract and personal insurance businesses, driven by lower volumes.

Acquisition and underwriting expense increased 11% for the three months ended March 31, 2008, compared to the same period in 2007. The increase was due to an increase in both the U.S. vehicle service contract and personal lines businesses due to the buildup of our insurance sales force to expand beyond the traditional customer base and continued growth in international business, including the Provident Insurance acquisition and organic growth.

On April 8, 2008, we announced that we are implementing a plan related to GMACI Holdings LLC (GMACI), the holding company for our Insurance operations, in the interest of maintaining its current financial strength rating. The plan contemplates a dividend by us of 100% of the voting interest of GMACI to the current holders of our common membership equity, which include FIM Holdings and subsidiaries of GM. The dividend will be pro rata in accordance with the current common equity ownership percentages held by these entities. We will continue to hold 100% of the economic interests in GMACI. The plan is subject to internal and regulatory approvals, and even if implemented, there can be no assurances that it would result in maintaining the current rating.

Other Operations

Other operations experienced a net loss of $120 million for the three months ended March 31, 2008, compared to net income of $64 million for the three months ended March 31, 2007. The decrease in net income was primarily due to increased interest expense for corporate activities due to increased borrowings, decreased profitability of our Commercial Finance Group, and a loss from our equity investment in Capmark (our former commercial mortgage operation). We experienced a net loss of $41 million in our equity investment from Capmark for the three months ended March 31, 2008, compared to a net income of $41 million for the three months ended March 31, 2007. This decrease was primarily caused by a decline in credit market conditions and losses related to asset revaluations. The overall decline was partially offset by an $8 million gain recognized on the repurchase of ResCap debt.

Net income of our Commercial Finance Group was $9 million for the three months ended March 31, 2008, compared to net income of $20 million for the three months ended March 31, 2007. The decrease in net income was primarily due to an increase in interest expense, as a result of higher asset levels, higher interest spreads, and the absence of a $12 million favorable net income impact recognized during February 2007 relating to the sale of certain loans.

Funding and Liquidity

Funding Strategy
Our liquidity and our ongoing profitability are largely dependent upon our timely access to capital and the costs associated with raising funds in different segments of the capital markets. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, debt maturities, and unexpected deposit withdrawals. Our primary funding objective is to ensure that we have adequate, reliable access to liquidity throughout all market cycles, including periods of financial distress. We actively manage our liquidity and mitigate our funding risk using the following practices:

•	Maintaining diversified sources of funding — Over the past several years, our strategy has focused on diversification of our funding. We have developed diversified funding sources across a global investor base, both public and private, and, as appropriate, extended debt maturities. This diversification has been achieved in a variety of ways and in a variety of markets, including whole-loan sales, the public and private debt capital markets, and asset-backed facilities, as well as through deposit-gathering and other financing activities. The diversity of our funding sources enhances funding flexibility, limits dependence on any one source of funds, and results in a more cost effective strategy over the long term. In developing diverse funding sources, management considers market conditions, prevailing interest rates, liquidity needs, and the desired maturity profile of our liabilities. This strategy has helped us maintain liquidity during periods of weakness in the capital markets, changes in our business, and changes in our credit ratings. More specifically, our development of secured funding alternatives has been critical, as we have been unable to access the long-term unsecured markets in a cost-effective manner due to our weakened credit rating and recent performance, as well as the ongoing difficulties in the credit markets. Despite our diverse funding sources and strategies, our ability to maintain liquidity may be affected by certain risks.

•	Obtaining sufficient short- and long-term financing — We have significant short- and long-term financing needs. We monitor the duration profile of our assets and then establish an appropriate liability maturity ladder.

–	Short-term financing — We require short-term funding to finance our short-duration assets, such as loans held for sale, dealer floor plan receivables, and advances against factoring receivables. We regularly forecast our cash position and our potential funding needs, taking into account debt maturities and potential peak balance sheet levels over a medium-term time horizon.

–	Long-term financing — Our long-term unsecured financings fund long-term assets, such as mortgages held for investment, retail auto contracts and leases, and equity interests in securitizations, and over-collateralization required to support our structured financing facilities. We regularly assess the term structure of our assets and liabilities and interest rate risk. In addition, we manage our long-term debt maturities and credit facility expirations to minimize refinancing risk and maturity concentrations. We consider the available capacity and relative cost given market constraints, as well as the potential impact on our credit ratings. We meet our long-term financing needs from a variety of sources including public corporate debt, credit facilities, secured financings, off-balance sheet securitizations, and whole-loan sales. In the current credit environment, our access to long-term financing has been limited.

•	Optimizing our use of secured funding programs — Depending on the structure, secured funding may reduce our risk exposure to the underlying assets. Given these benefits, we have developed meaningful sources of funding in the asset-backed securities markets. We rely heavily on whole-loan sales and securitizations to fund our mortgage and automotive originations. As in the unsecured markets, we have experienced significant price increases, as well as higher levels of credit enhancements for several fundings.

•	Balancing access to liquidity and cost of funding — Maintaining sufficient access to liquidity is vital to our business. Given our current credit ratings, we have conservatively maintained large and varied sources of liquidity. We have established a number of committed liquidity facilities that provide further protection against market volatility or disruptions. We regularly evaluate the cost of the cash portfolio and committed facilities compared to the potential risks and adjusts capacity levels according to market conditions and our credit profile.

•	Maintaining an active dialogue with the rating agencies — The cost and availability of most funding are influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation. Lower ratings generally result in higher unsecured borrowing costs, as well as reduced access to unsecured capital markets. This is particularly true for certain institutional investors, such as money market investors, whose investment guidelines require investment-grade ratings in the two highest rating categories for short-term debt. Substantially all our debt has been rated by nationally recognized statistical rating organizations. We maintain an active dialogue with each rating agency throughout the year.

Recent Funding Developments
As the credit markets continue to remain under pressure into 2008, our funding strategy remains unchanged as we remain intensely focused on our liquidity position. Thus far in 2008, our access to the public markets for automotive-related, asset-backed securities has been challenged. In addition, we are currently working with our credit providers on modifications to existing facilities to ensure adequate liquidity. This could include the modification of existing GMAC secured and unsecured credit facilities, including the potential conversion of certain unsecured revolving credit facilities to a secured facility.

ResCap’s liquidity was negatively impacted due to reduced commitment levels and lower effective advance rates of its secured committed sources of liquidity. Many ResCap secured committed facilities experienced shorter dated extensions than in the past. To meet its liquidity demands thus far in 2008, some of the more significant events with respect to GMAC and ResCap include those described below.

On February 21, 2008, we entered into a secured credit agreement with Residential Funding Company, LLC (RFC), a subsidiary of ResCap, to provide RFC with a revolving credit facility with a principal amount of up to $750.0 million. To secure the obligations of RFC under the credit agreement, RFC has pledged to us as collateral under a pledge agreement, among other things, its membership interest in RFC Resort Funding, LLC, a wholly-owned special purpose subsidiary of RFC, certain loans made by RFC to resort developers secured by time-share loans or agreements to purchase timeshares and certain loans made by RFC to resort developers to fund construction of resorts and resort-related facilities and all collections with respect to the pledged loans. This funding is supplemental to existing third party financing for the Resort Finance business. On February 21, 2008, RFC borrowed $635.0 million under the credit agreement maturing on August 21, 2009, and subsequently drew an additional $20.0 million in March 2008.

On March 31, 2008, we contributed notes of ResCap that we had previously purchased in open market purchase transactions with a face amount of approximately $1.2 billion and a fair value of approximately $607.2 million to ResCap in exchange for 607,192 ResCap preferred units with a liquidation preference of $1,000 per unit. The ResCap preferred units are exchangeable at our option on a unit-for-unit basis into preferred membership interests in IB Finance Holding Company, LLC (IB Finance) at any time after January 1, 2009, so long as neither ResCap nor any of its significant subsidiaries was the subject of any bankruptcy proceeding on or before that date. The ResCap preferred units have no voting rights, except as required by law, and are not transferable by us to any party other than a wholly-owned affiliate of GMAC without the consent of ResCap’s board of directors, including a majority of the independent directors. The IB Finance preferred units are redeemable at the option of ResCap’s independent directors on any preferred distribution payment date in whole or in part for 100% of their liquidation preference plus any authorized but unpaid distributions on the IB Finance preferred units. We are currently in negotiations with ResCap for us to contribute to ResCap by May 31, 2008 an additional $350.0 million principal amount of outstanding ResCap that we hold in exchange for additional ResCap preferred units.

On April 18, 2008, we entered into a loan and security agreement maturing on October 17, 2008 with RFC and GMAC Mortgage, LLC to provide $750 million to fund mortgage servicing rights. To secure the obligations of RFC and GMAC Mortgage under the loan and security agreement, RFC and GMAC Mortgage have pledged to us as collateral their servicing rights and related contractual rights under certain pooling and servicing agreements and loan servicing agreements with respect to pools of first- and second-lien mortgage loans and home equity lines of credit. ResCap guarantees the prompt payment of the obligations of RFC and GMAC Mortgage under the loan and security agreement. Upon execution, both ResCap entities drew a combined advance of $468 million, which in turn indirectly paid down intercompany debt owed to ResCap.

ResCap is conducting debt tender and exchange offers for its outstanding unsecured notes to improve its financial flexibility by extending the maturities of such indebtedness and reducing its overall indebtedness. ResCap is offering eligible holders of 2008-2009 notes and 2010-2015 notes the ability to exchange such notes for one of two newly-issued series of notes of ResCap, and holders of the floating rate notes maturing in June 2008 the ability to tender such old notes for cash. In addition, eligible holders participating in the exchange offers may elect to receive cash in lieu of new notes that they would otherwise receive pursuant to a “Modified Dutch Auction” process. The new notes would be secured by a second or third priority lien on the assets that would secure the proposed senior secured credit facility between GMAC and ResCap.

We are in negotiations to provide ResCap with a new $3.5 billion senior secured credit facility, which would be used to fund the cash required for the offers described above, to repay ResCap’s term loan maturing in July 2008 and to replace ResCap’s $875.0 million 364-day revolving bank credit facility and its $875.0 million 3-year revolving bank credit facility. Such facility would be secured by a first priority lien in substantially all of ResCap’s existing and after-acquired unencumbered assets remaining available to be pledged as collateral. Cerberus Capital Management, L.P., or its designee (Cerberus), and GM, or its designee, propose and are in discussions to acquire an aggregate $750 million first loss participation in the proposed senior secured facility, which participation would be allocated on a pro rata basis between Cerberus and GM.

ResCap is seeking amendments to substantially all of its secured bilateral facilities that would extend the maturities of such facilities from various dates in 2008 to May 2009 and eliminate or modify the tangible net worth covenant contained in such facilities. Although some of ResCap’s secured facilities have been extended during 2008, the extensions have generally been for periods shorter than such facilities’ previous terms. Between April 1, 2008 and December 31, 2008, ResCap has $28.8 billion, or 98%, of its secured committed capacity maturing.

ResCap is seeking approximately $150.0 million in additional borrowings under one of its existing secured facilities with GMAC, the availability of which is subject to ResCap meeting certain conditions.

Even if ResCap is successful in implementing all of the actions described above, it will be required, in order to satisfy its liquidity needs and comply with anticipated covenants to be included in its new debt agreements requiring maintenance of minimum cash balances, to consummate in the near term certain asset sales or other capital generating actions over and above its normal mortgage finance activities to provide additional cash of approximately $600 million by June 30, 2008. This additional cash required is solely an estimate based upon internal monthly cash forecasts targeting sufficient cash surpluses to prudently operate ResCap’s business and remain in excess of its anticipated cash covenants. Asset liquidation initiatives may include, among other things, sale of retained interest in ResCap’s mortgage securitizations, marketing of loans secured by time-share receivables, marketing of ResCap’s United Kingdom and Continental Europe mortgage loan portfolios, whole loan sales and marketing of businesses and platforms that are unrelated to ResCap’s core mortgage finance business. Moreover, the amount of liquidity ResCap needs may be greater than currently anticipated as a result of additional factors and events (such as interest rate fluctuations and margin calls) that increase ResCap’s cash needs causing it to be unable to independently satisfy its near-term liquidity requirements.

Cash Flows
Net cash provided by operating activities was $1.1 billion for the three months ended March 31, 2008, compared to $4.9 billion for the three months ended March 31, 2007. Net cash used by operating activities primarily includes cash used for the origination and purchase of certain mortgage and automotive loans held for sale and the cash proceeds from the sales of, and principal repayments on, such loans. Our ability to originate and sell mortgage loans at previously experienced volumes has been hindered by continued pressure in the U.S. housing market and certain foreign mortgage and capital markets. Cash flows from operating activities declined as a result of additional net purchases of automotive loans held for sale and decreased levels of cash flows from collections and sales of mortgage loans held for sale as compared to the same period of the prior year.

Net cash used in investing activities was $2.8 billion for the three months ended March 31, 2008, compared to a source of cash of $2.1 billion for the three months ended March 31, 2007. The decrease in net cash provided by investing activities was attributable to a reduction in the level of sales of finance receivables held for investment during the three months ended March 31, 2008, as compared to the same period during 2007.

Net cash used in financing activities for the three months ended March 31, 2008, totaled $1 billion, compared to $12.8 billion for the three months ended March 31, 2007. This change was largely related to decreased levels of long-term debt repayments during the three months ended March 31, 2008, as compared to the same period during 2007. Additionally, borrowings from certificates of deposit and brokered deposits increased as part of our diversified funding strategy. These increases in cash from financing activities were partially offset by increased repayments of short-term debt and decreases in the level of new long-term debt issuance due to lower levels of mortgage loan production.

We believe existing cash and investment balances, funding activities, as well as cash flows from operations, will be adequate to meet GMAC’s capital and liquidity needs during the next twelve months. However, if the various plans described in this Form 10-Q related to ResCap’s specific liquidity requirements are not successful, it could impact GMAC’s capital and liquidity position.

Funding Sources
The following table summarizes debt and other sources of funding by source and the amount outstanding under each category for the periods shown.

	Outstanding
	March 31,	December 31,
($ in millions)	2008	2007

Commercial paper	$1,657	$1,439
Institutional term debt	59,297	61,457
Retail debt programs	25,134	26,175
Secured financings	85,470	90,809
Bank loans and other	12,556	12,697

Total debt (a)	184,114	192,577
Bank deposits (b)	16,221	13,708
Off-balance sheet securitizations
Retail finance receivables	13,997	14,328
Wholesale loans	15,439	16,813
Mortgage loans	156,921	136,108

Total funding	386,692	373,534
Less: consolidated cash, cash equivalents, and certain marketable securities (c)	(18,632)	(22,706)

Net funding	$368,060	$350,828

Leverage ratio covenant (d)	8.5:1	8.5:1

(a)	Excludes fair value adjustment as described in Note 6 to our Condensed Consolidated Financial Statements.
(b)	Includes consumer and commercial bank deposits and dealer wholesale deposits.
(c)	Includes $14.8 billion in cash and cash equivalents and $3.8 billion invested in certain marketable securities at March 31, 2008, and $17.7 billion in cash and cash equivalents and $5.0 billion invested in certain marketable securities at December 31, 2007.
(d)	Our credit facilities include a leverage covenant that restricts the ratio of consolidated borrowed funds (excluding certain obligations of bankruptcy-remote, special-purpose entities) to consolidated net worth (including the existing preferred membership interests) to be no greater than 11.0:1 under certain conditions. The leverage ratio covenant excludes from debt, securitization transactions that are accounted for on-balance sheet as secured financings totaling $59,193 million and $60,898 million at March 31, 2008, and December 31, 2007, respectively.

Short-term Debt
We obtain short-term funding from the sale of floating-rate demand notes under a program referred to as GMAC LLC Demand Notes. These notes can be redeemed at any time at the option of the holder thereof without restriction. Our domestic and international unsecured and secured commercial paper programs also provide short-term funding, as do short-term bank loans. While we attempt to stagger the maturities of our short-term funding sources to reduce refinancing risk, this has become more difficult given the current credit market environment.

As of March 31, 2008, we had $30.3 billion in short-term debt outstanding. Refer to Note 6 to our Condensed Consolidated Financial Statements for additional information about our outstanding short-term debt.

Long-term Unsecured Debt
We meet our long-term financing needs from a variety of sources, including unsecured debt and credit facilities. Historically, the unsecured debt markets were a key source of financing for us. However, given our current ratings profile, we have not been able to access the unsecured debt markets in a cost-effective manner. During the three months ended March 31, 2008, we did not issue unsecured debt in the capital markets.

The following table presents the scheduled maturity of unsecured long-term debt at March 31, 2008, assuming that no early redemptions occur:

	Global Automotive
($ in millions)	Finance operations (a)	ResCap	Total

2008	$11,167	$3,849	$15,016
2009	12,455	2,424	14,879
2010	6,865	3,007	9,872
2011	12,258	1,286	13,544
2012	5,691	1,988	7,679
2013 and thereafter	18,586	3,599	22,185

Unsecured long-term debt (b)	67,022	16,153	83,175
Unamortized discount	(269)	(10)	(279)

Total unsecured long-term debt	$66,753	$16,143	$82,896

(a)	Consists of debt we or our subsidiaries incur to finance our Global Automotive Finance operations.
(b)	Debt issues totaling $13.9 billion are redeemable at or above par, at our option anytime prior to the scheduled maturity dates, the latest of which is November 2049.

Secured Financings and Off-balance Sheet Securitizations
As part of our ongoing funding and risk management practices, we have established secondary market trading and securitization arrangements that provide long-term financing primarily for our automotive and mortgage loans. We have had consistent and reliable access to these markets through our securitization activities in the past. However, given current market conditions, our access to the asset-backed securities market has been challenged. In the near term, there remains a limited access for certain securitizations, especially those that are supported by nonagency mortgage assets.

For the first three months of 2008, more than 96% of our North American Automotive Finance operations volume was funded through secured funding arrangements or automotive whole-loan sales. In the three months ended March 31, 2008, our North American Automotive Finance operations executed approximately $2.5 billion in automotive whole-loan sales and off-balance sheet securitizations. In addition, our North American Automotive Finance operations executed approximately $6.0 billion in secured funding during the quarter. Our International Automotive Finance operations funds approximately 30% of its operations through securitizations and other forms of secured funding.

The following table summarizes assets that are restricted as collateral for the payment of related debt obligations. These restrictions primarily arise from securitization transactions accounted for as secured borrowings and repurchase agreements.

	March 31, 2008		December 31, 2007
		Related secured		Related secured
($ in millions)	Assets	debt (a)	Assets	debt (a)

Loans held for sale	$9,135	$5,154	$10,437	$6,765
Mortgage assets held for investment and lending receivables	39,237	25,720	45,534	33,911
Retail automotive finance receivables	24,720	20,675	23,079	19,094
Commercial automotive finance receivables	11,522	9,528	10,092	7,709
Investment securities	469	376	880	788
Investment in operating leases, net	24,440	19,470	20,107	17,926
Real estate investments and other assets	13,722	4,547	14,429	4,616

Total	$123,245	$85,470	$124,558	$90,809

(a)	Included as part of secured debt are repurchase agreements of $2.7 billion and $3.6 billion where we have pledged assets as collateral for approximately the same amount of debt at March 31, 2008, and December 31, 2007, respectively.

Bank Deposits
We accept commercial and consumer deposits through GMAC Bank in the United States. The main sources of deposits for GMAC Bank are certificates of deposit and brokered deposits. As of March 31, 2008, GMAC Bank had approximately $15.3 billion of deposits, compared to $12.8 billion as of December 31, 2007. We also have banking operations in Argentina, Brazil, Colombia, France, Germany, and Poland that fund automotive assets. Some of these operations utilize certificates of deposit for local funding.

Funding Facilities
The following table highlights committed, uncommitted, and total capacity under our secured and unsecured funding facilities as of March 31, 2008, and December 31, 2007. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them.

Total liquidity facilities
	March 31, 2008			December 31, 2007
($ in billions)	Committed	Uncommitted	Total	Committed	Uncommitted	Total

Unsecured funding facilities	$12.7	$9.4	$22.1	$12.7	$10.5	$23.2
Secured funding facilities	129.4	21.8	151.2	141.2	21.6	162.8

Total funding facilities	$142.1	$31.2	$173.3	$153.9	$32.1	$186.0

       Unsecured Funding Facilities
The following table summarizes our unsecured committed capacity as of March 31, 2008, and December 31, 2007.

Unsecured committed facilities
	March 31, 2008			December 31, 2007
		Unused	Total		Unused	Total
($ in billions)	Outstanding	capacity	capacity	Outstanding	capacity	capacity

Global Automotive Finance operations:
Revolving credit facility — 364 day	$—	$3.0	$3.0	$—	$3.0	$3.0
Revolving credit facility — multi-year	—	3.0	3.0	—	3.0	3.0
International bank lines	2.0	0.9	2.9	1.9	1.0	2.9

Total Global Automotive Finance operations	2.0	6.9	8.9	1.9	7.0	8.9

ResCap:
Revolving credit facility — 364 day	—	0.9	0.9	—	0.9	0.9
Revolving credit facility — multi-year	—	0.9	0.9	—	0.9	0.9
Bank term loans	1.8	—	1.8	1.8	—	1.8

Total ResCap	1.8	1.8	3.6	1.8	1.8	3.6

Other:
Insurance operations	—	0.1	0.1	—	0.1	0.1
Commercial Finance operations	—	0.1	0.1	—	0.1	0.1

Total Other	—	0.2	0.2	—	0.2	0.2

Total	$3.8	$8.9	$12.7	$3.7	$9.0	$12.7

Revolving credit facilities — As of March 31, 2008, we had four unsecured syndicated bank facilities totaling approximately $7.8 billion. GMAC maintains a $6.0 billion of unsecured revolving credit facilities, including a $3.0 billion 364-day facility that matures in June 2008 and a $3.0 billion 5-year term facility that matures in June 2012. ResCap also maintains $1.75 billion of unsecured revolving credit facilities, including an $875 million 364-day facility that matures in June 2008 and an $875 million 3-year term facility that matures in June 2010. The 364-day facilities for both GMAC and ResCap include a term-out option, which, if exercised by us prior to expiration, carries a one-year term.

The GMAC credit facilities include a leverage covenant that restricts the ratio of consolidated borrowed funds (excluding certain obligations of bankruptcy-remote, special-purpose entities) to consolidated net worth (including the existing preferred membership interests) to be no greater than 11.0:1, under certain conditions. More specifically, the covenant is only applicable on the last day of any fiscal quarter (other than the fiscal quarter during which a change in rating occurs) during such times that we have senior, unsecured, long-term debt outstanding without third-party enhancement, which is rated BBB+ or less (by Standard & Poor’s) or Baa1 or less (by Moody’s).

Our leverage ratio covenant was 8.5:1 at March 31, 2008; therefore, we are in compliance with this covenant as of this date.

ResCap maintains $3.5 billion of unsecured syndicated bank facilities, $1.8 billion of which is a syndicated term loan committed through July 2008. These credit facilities each contain a financial covenant, among other covenants, requiring ResCap to maintain a minimum consolidated tangible net worth (as defined in each respective agreement) as of the end of each fiscal quarter. Under the agreements, ResCap’s tangible net worth cannot fall below a base amount plus an amount equal to 25% of ResCap net income (if positive) for the fiscal year since the closing date of the applicable agreement. As of March 31, 2008, the most restrictive provision requires a minimum tangible net worth of $5.4 billion. ResCap’s reported tangible net worth as of March 31, 2008 was $5.7 billion.

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

International bank lines — We maintain committed unsecured bilateral bank facilities in various countries to finance our Global Automotive Finance operations. A majority of these facilities have a tenor of 364 days while there are other facilities with longer tenors.

Other — Our Commercial Finance and Insurance operations utilize letters of credit for certain aspects of their respective businesses.

The following table summarizes our unsecured uncommitted capacity as of March 31, 2008, and December 31, 2007.

Unsecured uncommitted facilities
	March 31, 2008			December 31, 2007
		Unused	Total		Unused	Total
($ in billions)	Outstanding	capacity	capacity	Outstanding	capacity	capacity

Global Automotive Finance operations:
Lines of credit – Europe	$4.3	$—	$4.3	$4.7	$0.4	$5.1
Lines of credit – Latin America	2.5	0.3	2.8	2.2	0.7	2.9
Lines of credit – Asia Pacific	1.3	0.3	1.6	1.4	0.3	1.7

Total Global Automotive Finance operations	8.1	0.6	8.7	8.3	1.4	9.7

ResCap:
Lines of credit	0.3	—	0.3	0.3	—	0.3
GMAC Bank: Fed Funds	—	0.2	0.2	—	0.2	0.2
Other	—	—	—	0.1	—	0.1

Total ResCap	0.3	0.2	0.5	0.4	0.2	0.6

Other:
Commercial Finance operations	0.2	—	0.2	0.2	—	0.2

Total	$8.6	$0.8	$9.4	$8.9	$1.6	$10.5

Lines of credit — Our Global Automotive Finance and Commercial Finance operations utilize uncommitted bank lines as a funding source for their international businesses. The outstanding amounts are mainly short-term loans. ResCap’s lines of credit are used for general working capital purposes and have short-term maturities.

       Secured Funding Facilities
The following table shows the amount outstanding, unused, and total capacity under our secured committed facilities as of March 31, 2008, and December 31, 2007.

Secured committed facilities
	March 31, 2008			December 31, 2007
		Unused	Total		Unused	Total
($ in billions)	Outstanding	capacity	capacity	Outstanding	capacity	capacity

Global Automotive Finance operations:
Whole-loan forward flow agreements	$—	$30.8	$30.8	$—	$37.4	$37.4
New Center Asset Trust (NCAT)	—	12.0	12.0	—	12.0	12.0
U.S. facilities	7.6	0.6	8.2	8.4	0.6	9.0
Variable note funding facility	1.8	4.2	6.0	—	6.0	6.0
International facilities	21.8	2.0	23.8	22.5	1.8	24.3

Total Global Automotive Finance operations	31.2	49.6	80.8	30.9	57.8	88.7

ResCap:
Repurchase agreements	3.0	3.6	6.6	3.6	3.3	6.9
Receivables Lending Agreement (RLA)	—	5.5	5.5	0.2	5.3	5.5
Mortgage Asset Lending Agreement (MALA)	—	3.2	3.2	0.1	3.1	3.2
Facilities for construction lending receivables	1.6	—	1.6	1.8	0.1	1.9
Facilities for mortgage servicing rights	0.3	0.3	0.6	0.4	0.2	0.6
Other	7.2	1.7	8.9	8.6	3.0	11.6

Total ResCap	12.1	14.3	26.4	14.7	15.0	29.7

Other:
Bilateral secured	13.8	7.1	20.9	10.5	10.9	21.4
Commercial Finance operations	0.7	0.6	1.3	0.8	0.6	1.4

Total Other	14.5	7.7	22.2	11.3	11.5	22.8

Total	$57.8	$71.6	$129.4	$56.9	$84.3	$141.2

Whole-loan forward flow agreements — Commitments to purchase U.S. automotive retail assets. One of our long-term strategic financing agreements includes a commitment from a financial institution to purchase up to $10.0 billion of U.S. retail auto finance contracts every year through June 2010. There is $25.0 billion of capacity under this funding arrangement as of March 31, 2008. Our other long-term strategic financing agreement provides funding of up to $5.8 billion through October 2010.

NCAT — NCAT is a special-purpose entity administered by us for the purpose of funding assets as part of our securitization funding programs. This entity funds assets primarily through the issuance of asset-backed commercial paper, and it represents an important source of liquidity to us. At March 31, 2008, NCAT had commercial paper outstanding of $7.8 billion, which is not included on our Condensed Consolidated Balance Sheet.

Global Automotive Finance operations secured facilities (United States and International) — These are primarily bank conduit facilities that permanently fund a specific pool of assets. Certain facilities are revolving and, therefore, allow for the funding of additional assets during the commitment period, usually 364 days. Internationally, there are also secured bank lines that provided $1.5 billion of total capacity at March 31, 2008.

Variable note funding facility — This facility was restructured and renewed for the full amount and with full bank participation and is available to fund U.S. dealer floor plan receivables at all times. It is also available in the event of GM filing for Chapter 11 bankruptcy reorganization.

Repurchase agreements — ResCap has developed numerous relationships with banks and securities firms to provide funding for mortgage loans and securities through repurchase agreements and other similar arrangements on a domestic and international basis. Borrowings under these agreements are provided on either a committed or an uncommitted basis.

MALA and RLA — The Mortgage Asset Lending Agreement, or MALA, is a secured aggregation facility that funds residential mortgage loans during the aggregation period. The facility receives funding from a syndicate of asset-backed commercial paper vehicles. MALA shares a funding commitment with Receivables Lending Agreement, or RLA, a facility that funds our warehouse lending receivables via a syndicate of asset-backed commercial paper vehicles. The MALA and RLA facilities have both short- and long-term commitments. The two facilities had aggregate liquidity commitments of $8.7 billion as of March 31, 2008, composed of a one-year commitment of $2.2 billion that matures May 2008 and a three-year commitment of $6.5 billion that matures November 2008. The minimal borrowings under these facilities generally reflect the continuing disruptions in the asset-backed commercial paper markets, which have made borrowings under this facility less available and more expensive. Due to changes in ResCap’s business model as well as asset concentration limits in the RLA facility, we do not anticipate having significant borrowings under these facilities in the near term and may be restricted from borrowing under either of these facilities.

Other — Other secured facilities include certain facilities to fund mortgage loans prior to their sale or securitization. Internationally, this includes $6.4 billion of liquidity commitments to fund loans in the United Kingdom; $1.0 billion of liquidity commitments to fund loans originated in the Netherlands, Germany, and Spain; a $690 million liquidity commitment to fund loans in Australia; and a $66 million liquidity commitment to fund loans in Mexico. Domestically, other secured facilities to fund mortgage servicing advances have capacity of $700 million as of March 31, 2008.

Bilateral secured facility — Effective September 6, 2007, we entered into an agreement with Citi, pursuant to which we have access to up to $21.4 billion in various asset-backed funding facilities (the Facilities) through at least September 2008. A total of $14.4 billion is available for immediate funding with the additional $7.0 billion becoming available to the extent the Facilities are syndicated to other lenders. As of March 31, 2008, $11.3 billion was utilized to fund automotive assets while ResCap, and Commercial Finance had $1.0 billion and $1.5 billion outstanding, respectively. Of these funded amounts, a total of $1.8 billion is syndicated to financial institutions other than Citi. In light of recent credit rating agency events, the lender has the right to reduce the commitment of its loan agreement to fund mortgage servicing rights to an amount no less than $1.0 billion (decrease of $0.5 billion). As a result, we have disclosed $0.5 billion of the secured capacity as uncommitted capacity.

Commercial Finance operations — Maintains conduits to fund trade receivables.

The following table shows the amount outstanding, unused, and total capacity under our secured uncommitted facilities as of March 31, 2008, and December 31, 2007:

Secured uncommitted facilities
	March 31, 2008			December 31, 2007
		Unused	Total		Unused	Total
($ in billions)	Outstanding	capacity	capacity	Outstanding	capacity	capacity

ResCap:
Repurchase agreements	$0.1	$7.1	$7.2	$0.4	$7.4	$7.8
FHLB advances	10.8	2.1	12.9	11.3	1.3	12.6
Other	0.3	0.9	1.2	0.4	0.8	1.2
Other:
Bilateral secured facility	—	0.5	0.5	—	—	—

Total	$11.2	$10.6	$21.8	$12.1	$9.5	$21.6

FHLB Advances — GMAC Bank has entered into an advances agreement with Federal Home Loan Bank (FHLB). Under the agreement, as of March 31, 2008, and December 31, 2007, GMAC Bank had assets pledged and restricted as collateral totaling $30.3 billion and $28.4 billion under the FHLB’s existing blanket lien on all GMAC Bank assets. However, the FHLB will allow GMAC Bank to encumber any assets restricted as collateral not needed to collateralize existing FHLB advances. As of March 31, 2008, and December 31, 2007, GMAC Bank had $15.3 and $12.8 billion of assets restricted as collateral that were available to be encumbered elsewhere.

Credit Ratings
The cost and availability of unsecured financing are influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. This is particularly true for certain institutional investors whose investment guidelines require investment-grade ratings on term debt and the two highest rating categories for short-term debt (particularly money market investors).

Substantially all our debt has been rated by nationally recognized statistical rating organizations. The following table summarizes our current ratings and outlook by the respective nationally recognized rating agencies.

Rating	Commercial	Senior		Date of
agency	paper	debt	Outlook	last action

Fitch	B	B+	Negative	May 2, 2008 (a)
Moody’s	Not-Prime	B2	Watch-Negative	April 23, 2008 (b)
S&P	C	B	Negative	April 24, 2008 (c)
DBRS	R-4	BB (low)	Negative	April 29, 2008 (d)

(a)	Fitch downgraded our senior debt to B+ from BB-, affirmed the commercial paper rating of B, and maintained the outlook at
Negative on May 2, 2008. Separately, on May 2, 2008, Fitch lowered our long-term Issuer Default Rating to BB- from BB.
(b)	Moody’s downgraded our senior debt to B2 from B1, affirmed the commercial paper rating of Not-Prime, and changed the outlook to Watch-Negative on April 23, 2008.
(c)	Standard & Poor’s downgraded our senior debt to B from B+, affirmed the commercial paper rating of C, and maintained the outlook at negative on April 24, 2008.
(d)	DBRS downgraded our senior debt to BB (low) from BB (high), affirmed the commercial paper rating of R-4, and maintained the outlook at Negative on April 29, 2008.

In addition, ResCap, our indirect wholly owned subsidiary, has ratings (separate from GMAC) from the nationally recognized rating agencies. The following table summarizes ResCap’s current ratings and outlook by the respective agency.

Rating	Commercial	Senior		Date of
agency	paper	debt	Outlook	last action

Fitch	C	C	Watch-Negative	May 2, 2008 (a)
Moody’s	Not-Prime	Ca	Watch-Negative	May 2, 2008 (b)
S&P	C	CC	Watch-Negative	May 2, 2008 (c)
DBRS	R-5	CCC	Under Review-Negative	May 5, 2008 (d)

(a)	Fitch downgraded ResCap’s senior debt to C from BB-, downgraded the commercial paper rating to C from B, and maintained the outlook at Watch-Negative on May 2, 2008.
(b)	Moody’s downgraded ResCap’s senior debt to Ca from Caal, affirmed the commercial paper rating of Not-Prime, and changed the outlook to Watch-Negative on May 2, 2008.
(c)	Standard & Poor’s downgraded ResCap’s senior debt to CC from CCC+, affirmed the commercial paper rating of C, and maintained the outlook at Watch-Negative on May 2, 2008.
(d)	DBRS downgraded ResCap’s senior debt to CCC from B (low), affirmed the commercial paper rating of R-5, and changed the outlook to Under Review-Negative on May 5, 2008.

Off-balance Sheet Arrangements

We use off-balance sheet entities as an integral part of our operating and funding activities. For further discussion of our use of off-balance sheet entities, refer to the Off-balance Sheet Arrangements section in our 2007 Annual Report on Form 10-K.

The following table summarizes assets carried off-balance sheet in these entities.

	March 31,	December 31,
($ in billions)	2008	2007

Securitization (a)
Retail finance receivables	$15.3	$15.6
Wholesale loans	16.9	18.4
Mortgage loans	157.6	138.3

Total off-balance sheet activities	$189.8	$172.3

(a)	Includes only securitizations accounted for as sales under SFAS 140, as further described in Note 7 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K.

Critical Accounting Estimates

We have identified critical accounting estimates that, as a result of judgments, uncertainties, uniqueness, and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition, results of operations, or cash flows under different conditions or using different assumptions.

Our most critical accounting estimates are:

•	Valuation of loans held for sale

•	Determination of the allowance for credit losses

•	Valuation of automotive lease residuals

•	Valuation of mortgage servicing rights

•	Valuation of interests in securitized assets

•	Determination of reserves for insurance losses and loss adjustment expenses

Change in Accounting Principle

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 157 applies to assets and liabilities required to be measured at fair value under accounting principles generally accepted in the United States (GAAP). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value under GAAP. If an entity elects fair value for a particular financial instrument under SFAS 159, the fair value measurement is within scope of the measurement and disclosure requirements of SFAS 157.

SFAS 157 provides a definition of fair value, established a framework for measuring fair value, and establishes a three-level hierarchy to be used when measuring and disclosing fair value. An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. Below is a description of the three hierarchy levels.

Level 1	Inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date. Additionally, the entity must have the ability to access the active market and the quoted prices cannot be adjusted by the entity.

Level 2	Inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity. The unobservable inputs represent management’s best assumptions of how market participants would price the assets and liabilities. Generally, Level 3 assets and liabilities are valued using price models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

We follow the fair value hierarchy set forth above in order to prioritize the data utilized to measure fair value. We strive to obtain quoted market prices in active markets (Level 1 inputs). If Level 1 inputs are not available, we will attempt to obtain Level 2 inputs, observable market prices in inactive markets or derive the fair value measurement using observable market prices for similar assets or liabilities. When neither Level 1 nor Level 2 inputs are available, we use Level 3 inputs and internal valuation models to estimate fair value measurements. At March 31, 2008, approximately 17% of total assets, or $40.3 billion, consisted of financial instruments recorded at fair value. Approximately 36% of the assets reported at fair value were valued using Level 3 inputs. At March 31, 2008, approximately 3% of total liabilities or $6.3 billion consisted of financial instruments recorded at fair value. Approximately 79% of the liabilities reported at fair value were valued using Level 3 inputs. See Note 10 to the Condensed Consolidated Financial Statements for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized.

Due to the nature of ResCap’s mortgage banking operations, a large percentage of our fair value assets and liabilities are Level 3. These mortgage banking operations can be broadly described as follows:

•	ResCap enters into interest rate lock commitments with borrowers or mortgage purchase commitments with correspondent lenders and other sellers. These commitments typically are considered derivative instruments under GAAP and are accounted for at fair value. Due to the underlying attributes of these mortgage loan commitments and that they do not trade in any market, these derivatives typically are Level 3 items.

•	ResCap funds or purchases mortgage loans. We have not elected fair value for our mortgage loans held for sale portfolio. Rather, these loans are accounted for at lower of cost or market under GAAP. The loans are valued differently depending on the underlying characteristics of the loan. Generally speaking, loans that will be sold to agencies and the majority of international loans where recently negotiated market prices for the pool exist with a counterparty are Level 2, while domestic loans that cannot be sold to agencies and delinquent loans are Level 3 due to lack of observable market prices.

•	ResCap ultimately sells its mortgage loans included in the held for sale portfolio, either to the agencies, to whole-loan purchasers, or via off-balance sheet securitization structures. When we sell loans into any of the three channels above, we typically will retain servicing rights. We have opted to carry our servicing rights at fair value under SFAS No. 156, Accounting for Servicing of Financial Assets. Further, when the loans are sold into off-balance sheet securitizations, we will often retain residual interests and/or certain classes of bonds. These retained bonds may include interest-only strips, principal-only securities, or principal and interest paying bonds (typically the subordinated bonds), all of which are carried at fair value within investment securities on our Condensed Consolidated Balance Sheet. Due to the lack of observable market prices or data, our servicing rights and retained residual interests typically are Level 3 items.

•	ResCap has previously executed securitizations that have not qualified for sale treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The collateral in these securitizations are classified as loans held for investment and related debt is recorded on our Condensed Consolidated Balance Sheet. We have elected fair value for both the collateral and debt in certain of these securitizations. Due to the characteristics of the underlying loan collateral (nonprime and home equities), the collateral and debt are both classified as Level 3. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the fair value election.

We also have certain operations outside our mortgage banking activities that result in our holding Level 3 assets and liabilities. These include on-balance sheet collateralized debt obligation transactions, mortgage-backed and asset-backed securities, and other financial instruments.

Due to the amount of our assets and liabilities recorded at fair value, our balance sheet and income statement can be significantly impacted by fluctuations in market prices. While we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. Beginning in 2007 and continuing into 2008, the global credit markets have experienced severe dislocation. Market demand for asset-backed securities, particularly those backed by mortgage assets, has significantly contracted and in many markets, has virtually disappeared. Further, market demand for whole-loan purchases has also contracted. These unprecedented market conditions have adversely impacted us, and our competitors. As the market conditions continue, our assets and liabilities are subject to valuation adjustment, as well as changes in the inputs we utilize to measure fair value.

We have numerous internal controls in place to ensure the appropriateness of fair value measurements. Significant fair value measures are subject to detailed analytics and management review and approval. We have an established model validation policy and program in place that covers all models used to generate fair value measurements. This model validation program ensures a controlled environment is used for the development, implementation, and use of the models, as well as change procedures. Further, this program uses a risk-based approach to select models to be reviewed and validated by an independent internal risk group to ensure the models are consistent with their intended use, the logic within the models is reliable, and the inputs and outputs from these models are appropriate. Additionally, a wide array of operational controls are in place to ensure the fair value measurements are reasonable, including controls over the inputs into, and the outputs from, the fair value measurement models. For example, we backtest the internal assumptions used within models against actual performance. We also monitor the market for recent trades, market surveys, or other market information that may be used to benchmark model inputs or outputs. Certain valuations will also be benchmarked to market indices when appropriate and available. We have scheduled model and/or input recalibrations that occur on a periodic basis but will recalibrate earlier if significant variances are observed as part of the backtesting or benchmarking noted above.

Considerable judgment is used in forming conclusions from market observable data used to estimate our Level 2 fair value measurements and in estimating inputs to our internal valuation models used to estimate our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayment speeds, credit losses, and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant affect on fair value measurements. Accordingly, our estimates of fair value are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

Besides elections made under SFAS 159, there have been no significant changes in the methodologies and processes used in developing these estimates from what was described in our 2007 Annual Report on Form 10-K.

Refer to Note 1 and Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information on changes in accounting principle.

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

The words “anticipate,” “estimate,” “believe,” “expect,” “intend,” “may,” “plan,” “project,” “future,” “should”, and any similar expressions are intended to identify forward-looking statements. Forward-looking statements involve a number of risks, uncertainties, and other factors, including (but not limited to) the Risk Factors described in Item 1A of our 2007 Annual Report on Form 10-K, as updated in subsequent reports on SEC Forms 10-Q and 8-K. Such factors include, among others, the following:

•	Rating agencies have recently downgraded their ratings for GMAC and ResCap, and there could be further downgrades in the future. Future downgrades would further adversely affect our ability to raise capital in the debt markets at attractive rates and increase the interest that we pay on new borrowings, which could have a material adverse effect on our results of operations and financial condition.

•	Our business requires substantial capital, and, if we are unable to maintain adequate financing sources, our profitability and financial condition will suffer and jeopardize our ability to continue operations.

•	Recent developments in the residential mortgage market may continue to adversely affect our revenues, profitability, and financial condition.

•	The profitability and financial condition of our operations are dependent upon the operations of General Motors Corporation.

•	The worldwide financial services industry is highly competitive. If we are unable to compete successfully or if there is increased competition in the automotive financing, mortgage, and/or insurance markets, or generally in the markets for securitizations or asset sales, our margins could be materially adversely affected.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our automotive financing, mortgage, and insurance activities give rise to market risk, representing the potential loss in the fair value of assets or liabilities caused by movements in market variables, such as interest rates, foreign-exchange rates, and equity prices. We are primarily exposed to interest rate risk arising from changes in interest rates related to financing, investing, and cash management activities. More specifically, we have entered into contracts to provide financing, to retain mortgage servicing rights, and to retain various assets related to securitization activities all of which are exposed in varying degrees to changes in value due to movements in interest rates. Interest rate risk arises from the mismatch between assets and the related liabilities used for funding. We enter into various financial instruments, including derivatives, to maintain the desired level of exposure to the risk of interest rate fluctuations. Refer to Note 7 to our Condensed Consolidated Financial Statements for further information.

We are exposed to foreign-currency risk arising from the possibility that fluctuations in foreign-exchange rates will affect future earnings or asset and liability values related to our global operations. Our most significant foreign-currency exposures relate to the Euro, Canadian dollar, British pound sterling, Brazilian real, Mexican peso, and Australian dollar.

We are also exposed to equity price risk, primarily in our Insurance operations, which invests in equity securities that are subject to price risk influenced by capital market movements. Our equity securities are considered investments, and we do not enter into derivatives to modify the risks associated with our Insurance operations’ investment portfolio.

While the diversity of activities from our complementary lines of business may partially mitigate market risk, we also actively manage this risk. We maintain risk management control systems to monitor interest rate, foreign-currency exchange rate, equity price risks, and any of their related hedge positions. Positions are monitored using a variety of analytical techniques including market value, sensitivity analysis, and value at risk models.

Since December 31, 2007, there have been no material changes in these market risks. Refer to our Annual Report on Form 10-K for the year ended December 31, 2007, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, filed with the Securities and Exchange Commission, for further discussion on value at risk and sensitivity analysis.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on our evaluation, GMAC’s Chief Executive and Chief Financial Officers each concluded that our disclosure controls and procedures were effective as of March 31, 2008.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against us. Please refer to the Legal Proceedings section in our 2007 Annual Report on Form 10-K for additional information regarding pending legal proceedings.

Item 1A. Risk Factors

Other than with respect to the risk factors provided below, there have been no material changes to the Risk Factors described in our 2007 Annual Report on Form 10-K.

Risks Related to Our Business

ResCap has significant near-term liquidity issues and short-term debt maturities. There is a significant risk that ResCap will not be able to meet its debt service obligations in the near term.

ResCap is highly leveraged relative to its cash flow with a declining liquidity portfolio. As of March 31, 2008, ResCap’s liquidity portfolio (cash readily available to cover operating demands from across its business operations and maturing obligations) totaled $1.3 billion. In addition, ResCap has expended a significant amount of its available cash in recent weeks. ResCap has approximately $4.3 billion of long-term unsecured debt maturing during the remainder of 2008, consisting of approximately $1.2 billion aggregate principal amount of notes due in June 2008, approximately $1.8 billion of outstanding borrowings under its term loan due in July 2008, and approximately $1.1 billion aggregate principal amount of notes due in November 2008. Additionally, ResCap had approximately $12.8 billion of secured, short-term debt outstanding as of March 31, 2008 with various maturity dates in 2008, excluding debt of GMAC Bank. Between April 1, 2008 and December 31, 2008, ResCap has $28.8 billion, or 98%, of its secured committed capacity maturing. In the first quarter of 2008, the combination of reduced credit commitments and lower effective advance rates resulted in a substantial reduction of secured liquidity.

In ResCap’s efforts to address its near-term liquidity situation and capital structure, and to generally reduce its financial risk, ResCap has undertaken a plan, which includes: the debt tender and exchange offers previously announced; a proposed $3.5 billion secured credit facility between GMAC and ResCap; amendments to substantially all of its secured bilateral facilities unrelated to GMAC Bank that would extend the maturities of such facilities and eliminate or modify the tangible net worth covenant contained in such facilities; the contribution to ResCap by GMAC of approximately $350.0 million principal amount of outstanding ResCap notes held by GMAC in exchange for additional ResCap preferred units; and approximately $150.0 million in additional borrowings under existing secured facilities between GMAC and ResCap, the availability of which is subject to ResCap meeting certain conditions. Even if ResCap is successful in implementing all of the actions described above, satisfying its liquidity needs and complying with any anticipated covenants to be included in ResCap’s new debt agreements requiring maintenance of minimum cash balances may require ResCap to consummate in the near term certain asset sales or other capital generating actions over and above ResCap’s normal mortgage finance activities to provide additional cash of approximately $600 million by June 30, 2008. This additional cash required is solely an estimate based upon internal monthly cash forecasts targeting sufficient cash surpluses to prudently operate ResCap’s business and remain in excess of its anticipated cash covenants.

If any of the components of ResCap’s plan are unsuccessful and its liquidity position does not otherwise improve, there is a material risk that ResCap will be unable to meet certain of its obligations as they come due, and meet certain financial covenants in its credit facilities, and ResCap will be in a negative liquidity position in June 2008.

Moreover, even if ResCap is successful in implementing all of the actions described above, ResCap’s ability to satisfy its liquidity needs and comply with any covenants included in its debt agreements requiring maintenance of minimum cash balances may be affected by additional factors and events (such as interest rate fluctuations and margin calls) that increase ResCap’s cash needs making it unable to independently satisfy its near-term liquidity requirements.

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

ResCap’s liquidity has been significantly impaired, and may be further impaired, due to circumstances beyond our control, such as adverse changes in the economy and general market conditions. Continued deterioration in ResCap’s business performance could limit, and recent reductions in ResCap’s credit ratings have limited, ResCap’s ability to access the capital markets on favorable terms. During recent volatile times in the capital and secondary markets, especially since August 2007, access to aggregation and other forms of financing, as well as access to securitization and secondary markets for the sale of ResCap’s loans, has been severely constricted. Furthermore, ResCap’s access to capital has been impacted by changes in the market value of its mortgage products and the willingness of market participants to provide liquidity for such products.

ResCap’s liquidity may also be adversely affected by margin calls under certain of its secured credit facilities that are dependent in part on the lenders’ valuation of the collateral securing the financing. Each of these credit facilities allows the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market values. If a lender determines that the value of the collateral has decreased, it may initiate a margin call requiring ResCap to post additional collateral to cover the decrease. When ResCap is subject to such a margin call, it must provide the lender with additional collateral or repay a portion of the outstanding borrowings with minimal notice. Any such margin call could harm ResCap’s liquidity, results of operation, financial condition and business prospects. Additionally, in order to obtain cash to satisfy a margin call, ResCap may be required to liquidate assets at a disadvantageous time, which could cause it to incur further losses and adversely affect its results of operations and financial condition. Furthermore, continued volatility in the capital markets has made determination of collateral values uncertain compared to our historical experience, and many of ResCap’s lenders are taking a much more conservative approach to valuations. As a result, the frequency and magnitude of margin calls has increased, and we expect both to remain high compared to historical experience for the foreseeable future.

Recent developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to nonprime assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products. As a result, ResCap’s liquidity has been and will continue to be negatively impacted by margin calls and changes to advance rates on its secured facilities. One consequence of this funding reduction is that ResCap may decide to retain interests in securitized mortgage pools that in other circumstances it would sell to investors, and ResCap will have to secure additional financing for these retained interests. If ResCap is unable to secure sufficient financing for them, or if there is further general deterioration of liquidity for mortgage products, it will adversely impact ResCap’s business. In addition, a number of ResCap’s financing facilities have relatively short terms, typically one year or less, and a number of facilities are scheduled to mature during 2008. Additionally, ResCap has $4.3 billion of unsecured long-term debt maturing in 2008, which includes $2.3 billion of senior unsecured notes. Though ResCap has generally been able to renew maturing facilities when needed to fund its operations, in recent months counterparties have often negotiated more conservative terms. Such terms have included, among other things, shorter maturities upon renewal, lower overall borrowing limits, lower ratios of funding to collateral value for secured facilities and higher borrowing costs. Facilities that were extended were generally for shorter terms than ResCap previously has experienced. There can be no assurance that ResCap will be able to renew other maturing credit facilities on favorable terms, or at all.

Current conditions in the residential mortgage market and housing markets may continue to adversely affect our earnings and financial condition.

Recently, the residential mortgage market in the United States and Europe has experienced a variety of difficulties and changed economic conditions that adversely affected ResCap’s earnings and financial condition in 2007 and in 2008 to date. Delinquencies and losses with respect to ResCap’s nonprime mortgage loans increased significantly and may continue to increase. Housing prices in many parts of the United States and the United Kingdom have also declined or stopped appreciating, after extended periods of significant appreciation. In addition, the liquidity provided to the mortgage sector has recently been significantly reduced. This liquidity reduction combined with ResCap’s decision to reduce its exposure to the nonprime mortgage market caused ResCap’s nonprime mortgage production to decline, and such declines may continue. Similar trends are emerging beyond the nonprime sector, especially at the lower end of the prime credit quality scale, and may have a similar effect on ResCap’s related liquidity needs and businesses in the United States and Europe. These trends have resulted in significant write-downs to ResCap’s mortgage loans held for sale and trading securities portfolios and additions to its allowance for loan losses for mortgage loans held for investment and warehouse lending receivables portfolios. A continuation of these conditions, which we anticipate in the near term, may continue to adversely affect ResCap’s financial condition and results of operations.

Moreover, the continued deterioration of the U.S. housing market and decline in home prices in 2007 in many U.S. and international markets, along with the expected continued decline in 2008, are likely to result in increased delinquencies or defaults on the mortgage assets ResCap owns and services. Further, loans that were made based on limited credit or income documentation also increase the likelihood of future increases in delinquencies or defaults on mortgage loans. An increase in delinquencies or defaults will result in a higher level of credit losses and credit related expenses, which in turn will reduce ResCap’s revenues and profits. Higher credit losses and credit-related expenses also could adversely affect ResCap’s financial condition.

ResCap’s lending volume is generally related to the rate of growth in U.S. residential mortgage debt outstanding and the size of the U.S. residential mortgage market. Recently, the rate of growth in total U.S. residential mortgage debt outstanding has slowed sharply in response to the reduced activity in the housing market and national declines in home prices. A decline in the rate of growth in mortgage debt outstanding reduces the number of mortgage loans available for ResCap to purchase or securitize, which in turn could lead to a reduction in ResCap’s revenue, profits, and business prospects.

Given the recent disruptions and changes in the mortgage market, ResCap faces the need to make significant changes in its business processes and activities. At the same time, ResCap is experiencing losses of staff resources at many levels, as a result of both attrition and its previously announced restructuring. The loss of staff beyond ResCap’s control increases the difficulty it faces in executing these adaptive changes to its business, and those difficulties represent an additional risk to ResCap’s business and operating results.

Recent negative developments in ResCap’s mortgage markets have led ResCap to reduce the number of mortgage products it offers.

As a result of decreased liquidity for a number of mortgage products, including nonprime mortgage products and many products offered through ResCap’s international businesses, ResCap no longer offers those products in the affected markets. In ResCap’s domestic mortgage business, it has shifted the bulk of its loan production to prime mortgage products that conform to the requirements of government-sponsored enterprises. In ResCap’s international business, it generally restricts originations to those products and markets for which liquidity remains available. The products that are currently relatively liquid are generally not as profitable as the broader range of products ResCap has traditionally offered. In addition, in the U.S. and some other markets, a number of competitors offer similar mortgage products, resulting in compression on interest margins and gains on sales. As a result, ResCap’s operations will generally be less profitable than they would be if it were able to offer a more diversified product line.

Certain of our owners are subject to a regulatory agreement that may affect our control of GMAC Bank.

On February 1, 2008, Cerberus FIM, LLC, Cerberus FIM Investors LLC and FIM Holdings LLC (collectively, “FIM Entities”), submitted a letter to the FDIC requesting that the FDIC waive certain of the requirements contained in a two-year disposition agreement between each of the FIM Entities and the FDIC. The agreement was entered into in connection with the sale by General Motors of 51% of the equity interests in GMAC to a consortium of investors led by Cerberus FIM Entities and including wholly owned subsidiaries of Citigroup Inc., Aozora Bank Ltd., and PNC Financial Services Group, Inc. The sale resulted in a change of control of GMAC Bank, an industrial loan corporation, which required the approval of the FDIC. At the time of the sale, the FDIC had imposed a moratorium on the approval of any applications for deposit insurance or change of control notices. As a condition to granting the application in connection with the change of control of GMAC Bank during the moratorium, the FDIC required each of the FIM Entities to enter into a two-year disposition agreement. As previously disclosed by the FDIC, that agreement requires, among other things, that by no later than November 30, 2008, the FIM Entities complete one of the following actions: (1) become registered with the appropriate federal banking agency as a depository institution holding company pursuant to the Bank Holding Company Act or the Home Owners’ Loan Act, (2) divest control of GMAC Bank to one or more persons or entities other than prohibited transferees, (3) terminate GMAC Bank’s status as an FDIC-insured depository institution, or (4) obtain from the FDIC a waiver of the requirements set forth in this sentence on the ground that applicable law and FDIC policy permit similarly situated companies to acquire control of FDIC-insured industrial banks, provided that no waiver request could be filed prior to January 31, 2008 unless, prior to that date, Congress enacted legislation permitting, or the FDIC by regulation or order authorizes, similarly situated companies to acquire control of FDIC-insured industrial banks after January 31, 2007. We cannot give any assurance that the FDIC will approve the FIM Entities’ waiver request, or, if it is approved, that it will impose no conditions on our retention of GMAC Bank or on its operations. However, it is worth noting that the House of Representatives has passed a bill that would permit the FIM Entities to continue to own GMAC Bank. The Senate Banking Committee has approved a bill that would have the same effect. If the FDIC does not approve the waiver we could be required to sell GMAC Bank or cause it to cease to be insured by the FDIC, or we could be subject to conditions on our retention of GMAC Bank or on its operations in return for the waiver. Requiring us to dispose of GMAC Bank or relinquish deposit insurance would, and imposition of such conditions, might materially adversely affect our access to low cost liquidity and our business and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 7th day of May 2008.

GMAC LLC
(Registrant)

/s/  Robert S. Hull
Robert S. Hull
Executive Vice President and
Chief Financial Officer

/s/  David J. DeBrunner
David J. DeBrunner
Vice President, Chief Accounting Officer, and
Corporate Controller

EXHIBIT INDEX
GMAC LLC

Exhibit	Description	Method of Filing

10.1	Feldstein Letter Agreement, dated March 20, 2008	Filed herewith
10.2	Khattri Letter Agreement, dated March 13, 2008	Filed herewith
12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that Section. In addition, Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith