Form 10-Q
period 2008-06-30
GMAC LLC
filed 2008-08-08
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 1-3754

GMAC LLC
(Exact name of registrant as specified in its charter)

Delaware	38-0572512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Renaissance Center
P.O. Box 200, Detroit, Michigan
48265-2000
(Address of principal executive offices)
(Zip Code)

(313) 556-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑             No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Nonaccelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑

GMAC LLC

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

GMAC LLC

CONDENSED CONSOLIDATED STATEMENT OF INCOME (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007

Revenue
Consumer	$1,764	$2,438	$3,585	$4,966
Commercial	611	754	1,259	1,477
Loans held-for-sale	312	396	672	874
Operating leases	2,135	1,728	4,238	3,296

Total financing revenue	4,822	5,316	9,754	10,613
Interest expense	2,869	3,735	6,048	7,407
Depreciation expense on operating lease assets	1,401	1,173	2,797	2,255
Impairment of investment in operating leases	716	—	716	—

Net financing (loss) revenue	(164)	408	193	951
Other revenue
Servicing fees	465	556	936	1,116
Servicing asset valuation and hedge activities, net	(185)	(152)	225	(454)
Insurance premiums and service revenue earned	1,123	1,051	2,232	2,092
(Loss) gain on mortgage and automotive loans, net	(1,099)	399	(1,698)	363
Investment income (loss)	185	227	(45)	535
Other income	990	786	1,881	1,651

Total other revenue	1,479	2,867	3,531	5,303
Total net revenue	1,315	3,275	3,724	6,254
Provision for credit losses	771	430	1,244	1,111
Noninterest expense
Compensation and benefits expense	591	647	1,204	1,281
Insurance losses and loss adjustment expenses	714	563	1,344	1,136
Other operating expenses	1,548	1,183	2,811	2,429

Total noninterest expense	2,853	2,393	5,359	4,846
(Loss) income before income tax expense	(2,309)	452	(2,879)	297
Income tax expense	173	159	192	309

Net (loss) income	($2,482)	$293	($3,071)	($12)

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GMAC LLC

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

	June 30,	December 31,
($ in millions)	2008	2007

Assets
Cash and cash equivalents	$14,325	$17,677
Investment securities	11,955	16,740
Loans held-for-sale	12,942	20,559
Finance receivables and loans, net of unearned income
Consumer ($2,658 at fair value at June 30, 2008)	76,707	87,769
Commercial	43,183	39,745
Allowance for credit losses	(2,547)	(2,755)

Total finance receivables and loans, net	117,343	124,759
Investment in operating leases, net	32,810	32,348
Notes receivable from General Motors	2,158	1,868
Mortgage servicing rights	5,417	4,703
Premiums and other insurance receivables	2,232	2,030
Other assets	28,510	28,255

Total assets	$227,692	$248,939

Liabilities
Debt
Unsecured	$83,868	$102,339
Secured ($3,002 at fair value at June 30, 2008)	89,621	90,809

Total debt	173,489	193,148
Interest payable	2,243	2,253
Unearned insurance premiums and service revenue	4,936	4,921
Reserves for insurance losses and loss adjustment expenses	3,105	3,089
Deposit liabilities	19,268	15,281
Accrued expenses and other liabilities	10,993	13,432
Deferred income taxes	1,342	1,250

Total liabilities	215,376	233,374
Equity
Members’ interest	8,919	8,912
Preferred interests	1,052	1,052
Retained earnings	1,402	4,649
Accumulated other comprehensive income	943	952

Total equity	12,316	15,565

Total liabilities and equity	$227,692	$248,939

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GMAC LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
Six Months Ended June 30, 2008 and 2007

				Accumulated
				other
	Members’	Preferred	Retained	comprehensive	Total	Comprehensive
($ in millions)	interest	interests	earnings	income	equity	income (loss)

Balance at January 1, 2007	$6,711		$7,173	$485	$14,369
Net loss			(12)		(12)	($12)
Preferred interests dividends			(104)		(104)
Capital contributions	1,033				1,033
Other comprehensive income				301	301	301

Balance at June 30, 2007	$7,744		$7,057	$786	$15,587	$289

Balance at January 1, 2008, before cumulative effect of adjustments	$8,912	$1,052	$4,649	$952	$15,565
Cumulative effect of a change in accounting principle, net of tax:
Adoption of Statement of Financial Accounting Standards No. 157 (a)			23		23
Adoption of Statement of Financial Accounting Standards No. 159 (a)			(178)		(178)
Balance at January 1, 2008, after cumulative effect of adjustments	8,912	1,052	4,494	952	15,410
Capital contributions	7				7
Net loss			(3,071)		(3,071)	($3,071)
Dividends paid to members			(27)		(27)
Other			6		6
Other comprehensive loss				(9)	(9)	(9)

Balance at June 30, 2008	$8,919	$1,052	$1,402	$943	$12,316	($3,080)

(a)	Refer to Note 13 to the Condensed Consolidated Financial Statements for further detail.

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GMAC LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
Six Months Ended June 30, 2008 and 2007

($ in millions)	2008	2007

Operating activities
Net cash provided by operating activities	$10,309	$6,422

Investing activities
Purchases of available-for-sale securities	(9,665)	(8,892)
Proceeds from sales of available-for-sale securities	11,282	3,563
Proceeds from maturities of available-for-sale securities	2,470	3,511
Net increase in finance receivables and loans	(3,427)	(47,973)
Proceeds from sales of finance receivables and loans	655	55,742
Purchases of operating lease assets	(7,867)	(11,579)
Disposals of operating lease assets	3,483	5,307
Sales of mortgage servicing rights	174	—
Net increase in notes receivable from General Motors	(277)	(121)
Acquisitions of subsidiaries, net of cash acquired	—	(287)
Other, net	12	2,358

Net cash (used in) provided by investing activities	(3,160)	1,629

Financing activities
Net decrease in short-term debt	(10,222)	(3,565)
Net increase (decrease) in bank deposits	3,583	(237)
Proceeds from issuance of long-term debt	20,740	33,531
Repayments of long-term debt	(24,913)	(43,029)
Dividends paid	(62)	(74)
Other, net (a)	389	2,134

Net cash used in financing activities	(10,485)	(11,240)

Effect of exchange rate changes on cash and cash equivalents	(16)	(47)

Net decrease in cash and cash equivalents	(3,352)	(3,236)
Cash and cash equivalents at beginning of year	17,677	15,459

Cash and cash equivalents at June 30,	$14,325	$12,223

(a)	Includes $1 billion capital contribution from General Motors during the six months ended June 30, 2007, pursuant to the sale of 51% of GMAC to FIM Holdings LLC.

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

The Condensed Consolidated Financial Statements as of June 30, 2008, and for the three and six months ended June 30, 2008 and 2007, are unaudited but, in management’s opinion, include all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the results for the interim periods.

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

Residential Capital, LLC (ResCap), our mortgage subsidiary, actively manages its liquidity and capital position and has developed plans to address its liquidity needs, including debt maturing in the next twelve months, and other identified risks and uncertainties. During the three months ended June 30, 2008, and prior to the filing of this Form 10-Q, ResCap completed several transactions, including the establishment of debt facilities and asset sales with GMAC and other affiliates that support ResCap’s plans to meet its cash and liquidity requirements.

Although ResCap will continue to explore opportunities for funding and/or capital support from GMAC and other affiliates, there can be no assurances that we will undertake any such actions. Accordingly, ResCap’s plans include, but are not limited to, the following: continue to work proactively and maintain an active dialogue with all of ResCap’s key credit providers to optimize all available liquidity options; potential pursuit of strategic alternatives that will improve ResCap’s liquidity including continued strategic reduction of assets and other dispositions; focused production on prime conforming products that currently provide more liquidity options; and explore potential alliances and joint ventures with third parties involving portions of ResCap’s business. As ResCap actively manages its liquidity, asset liquidation initiatives may include, among other things, sale of retained interest in ResCap’s mortgage securitizations, marketing of loans secured by time-share receivables, marketing of ResCap’s United Kingdom and continental Europe mortgage loan portfolios, and whole loan sales.

While successful execution cannot be assured, management believes the plans are sufficient to meet ResCap’s liquidity requirements over the next twelve months. If unanticipated market factors emerge and/or ResCap is unable to successfully execute its plans referenced above, it would have a material adverse effect on our business, results of operations, and financial position.

Recently Adopted Accounting Standards

SFAS No. 157 — On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a definition of fair value, establishes a framework for measuring fair value under GAAP, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value; therefore, it does not expand the use of fair value in any new circumstance. We adopted SFAS 157 on a prospective basis.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

SFAS 157 required retrospective adoption of the rescission of Emerging Issues Task Force issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3), and certain other guidance. The impact of adopting SFAS 157 and the rescission of EITF 02-3 on January 1, 2008, was an increase to beginning retained earnings through a cumulative effect of a change in accounting principle of approximately $23 million, related to the recognition of day-one gains on purchased mortgage servicing rights (MSRs) and certain residential loan commitments. Refer to Note 13 to the Condensed Consolidated Financial Statements for further detail.

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

SFAS No. 159 — On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. We elected to measure at fair value certain financial assets and liabilities, including certain collateralized debt obligations and certain mortgage loans held-for-investment in financing securitization structures. The cumulative effect to beginning retained earnings was a decrease through a cumulative effect of a change in accounting principle of approximately $178 million on January 1, 2008. Refer to Note 13 to the Condensed Consolidated Financial Statements for further detail.

FASB Staff Position (FSP) FIN 39-1 — On January 1, 2008, we adopted FSP FIN 39-1, Amendment of FAS Interpretation No. 39. FSP FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP requires an entity to make an election related to the offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments without regard to the company’s intent to settle the transactions on a net basis. We have elected to present these items gross. Therefore, upon adoption of FSP FIN 39-1, we increased December 31, 2007, other assets and other liabilities equally by approximately $1.2 billion.

SEC Staff Accounting Bulletin No. 109 — On January 1, 2008, we adopted Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (SAB 109). SAB 109

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

provides the SEC staff’s views on the accounting for written loan commitments recorded at fair value under GAAP and revises and rescinds portions of SAB 105, Application of Accounting Principles to Loan Commitments (SAB 105). SAB 105 provided the views of the SEC staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SAB 105 states that in measuring the fair value of a derivative loan commitment, the staff believed it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and expresses the current view of the SEC staff that, consistent with the guidance in SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS 159, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that the SEC staff believed that internally developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. SAB 109 retains that SEC staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The impact of adopting SAB 109 did not have a material impact on our consolidated financial condition or results of operations.

Recently Issued Accounting Standards

SFAS No. 141(R) — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS No. 141, Business Combinations. SFAS 141(R) establishes principles and requirements for how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R), effective for GMAC on January 1, 2009, applies to all transactions or other events in which GMAC obtains control in one or more businesses. Management will assess each transaction on a case-by-case basis as they occur.

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

SFAS No. 162 — In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the Hierarchy). The Hierarchy within

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles (SAS 69). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 will not have a material effect on our consolidated financial statements because we have utilized the guidance within SAS 69.

FSP FAS No. 140-3 — In February 2008, the FASB issued FSP FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, which provides a consistent framework for the evaluation of a transfer of a financial asset and subsequent repurchase agreement entered into with the same counterparty. FSP FAS No. 140-3 provides guidelines that must be met in order for an initial transfer and subsequent repurchase agreement to not be considered linked for evaluation. If the transactions do not meet the specified criteria, they are required to be accounted for as one transaction. This FSP will be effective for GMAC on January 1, 2009, and will be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after adoption. Management is currently assessing the impacts of adoption.

FSP FAS No. 142-3 — In April 2008, the FASB directed the FASB Staff to issue FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets (SFAS 142). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. We believe the impact of adopting FSP FAS 142-3 will not have a material effect on our consolidated financial condition or results of operations.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.  Other Income

Details of other income were as follows:

	Three months		Six months
	ended		ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007

Gain on retirement of debt	$616	$—	$1,104	$—
Real estate services	19	138	(9)	269
Interest and service fees on transactions with GM (a)	61	85	123	159
Interest on cash equivalents	61	91	127	209
Other interest revenue	201	157	281	297
Full-service leasing fees	107	80	205	155
Late charges and other administrative fees	41	43	85	87
Mortgage processing fees and other mortgage (loss) income	(258)	29	(252)	62
Interest on restricted cash deposits	48	43	76	86
Real estate and other investments	(1)	20	(38)	60
Insurance service fees	35	36	77	78
Factoring commissions	12	14	24	27
Specialty lending fees	9	10	22	21
Fair value adjustment on certain derivatives (b)	52	18	97	35
Changes in fair value for SFAS 159 elections, net (c)	(74)	—	(128)	—
Other	61	22	87	106

Total other income	$990	$786	$1,881	$1,651

(a)	Refer to Note 12 for a description of related party transactions.
(b)	Refer to Note 9 for a description of derivative instruments and hedging activities.
(c)	Refer to Note 13 for a description of SFAS 159 fair value option elections.

3.    Other Operating Expenses

Details of other operating expenses were as follows:

	Three months		Six months
	ended		ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007

Insurance commissions	$234	$225	$471	$465
Technology and communications expense	159	156	312	301
Professional services	221	106	330	199
Advertising and marketing	56	83	109	153
Mortgage representation and warranty expense	80	49	101	203
Premises and equipment depreciation	46	48	94	100
Rent and storage	52	60	103	114
Full-service leasing vehicle maintenance costs	96	68	185	137
Lease and loan administration	34	53	79	106
Automotive remarketing and repossession	84	49	156	93
Restructuring expenses	50	—	84	—
Operating lease disposal loss (gain)	87	(18)	124	(6)
Other	349	304	663	564

Total other operating expenses	$1,548	$1,183	$2,811	$2,429

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.    Impairment of Investment in Operating Leases

We evaluate the carrying value of our operating lease assets and test for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), to the extent necessary, due to events or circumstances that occur. Generally, impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying value of the asset.

In light of the prevailing market conditions, particularly rising domestic fuel prices and weakness in the economy in the United States and Canada and the associated adverse impact to used vehicle values, we concluded a triggering event had occurred during the quarter, requiring an evaluation of certain of our North American Automotive Finance operations’ operating lease assets for recoverability as of June 30, 2008. We grouped our operating lease assets at the lowest level that we could reasonably estimate the identifiable cash flows. In assessing for recoverability, we compared our estimates of future cash flows related to our lease assets to their corresponding carrying values. We considered all of the expected cash flows, including customer payments, the expected residual value upon remarketing the vehicle at lease termination, and any payments from GM under residual risk sharing agreements. To the extent these undiscounted cash flows were less than their respective carrying values, we discounted the cash flows to arrive at an estimated fair value. As a result of this evaluation, we concluded that $3.6 billion of our North American Automotive Finance operations’ total $30.4 billion net investment in operating leases was impaired by a total of $716 million. We therefore reduced our carrying value to equal the estimated fair value and recorded an impairment charge in the three months ended June 30, 2008, for this amount.

While we believe our estimates of discounted future cash flows used for the impairment analysis were reasonable based on current market conditions, the process required the use of significant estimates and assumptions. In developing these estimates and assumptions, management used all available evidence. However, because of uncertainties associated with estimating the amounts, timing, and likelihood of possible outcomes, actual cash flow could ultimately differ from those estimated as part of the recoverability and impairment analyses.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.    Finance Receivables and Loans, and Loans Held-for-Sale

The composition of finance receivables and loans outstanding was as follows:

	June 30, 2008			December 31, 2007
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Consumer
Retail automotive	$18,475	$27,183	$45,658	$20,030	$25,576	$45,606
Residential mortgages (a)	25,190	5,859	31,049	34,839	7,324	42,163

Total consumer	43,665	33,042	76,707	54,869	32,900	87,769
Commercial
Automotive:
Wholesale	17,256	10,149	27,405	14,689	8,272	22,961
Leasing and lease financing	299	890	1,189	296	930	1,226
Term loans to dealers and other	2,586	862	3,448	2,478	857	3,335
Commercial and industrial	6,018	2,020	8,038	6,431	2,313	8,744
Real estate construction and other	2,607	496	3,103	2,943	536	3,479

Total commercial	28,766	14,417	43,183	26,837	12,908	39,745

Total finance receivables and loans (b)	$72,431	$47,459	$119,890	$81,706	$45,808	$127,514

(a)	Domestic residential mortgages include $2,658 million at fair value as a result of election made under SFAS 159. Refer to Note 13 for additional information.

(b)	Net of unearned income of $4.0 billion as of June 30, 2008, and December 31, 2007, respectively.

The composition of loans held-for-sale was as follows:

($ in millions)	June 30, 2008	December 31, 2007

Consumer
Retail automotive	$5,343	$8,400
Residential mortgages	7,036	12,078

Total consumer	12,379	20,478
Commercial
Automotive
Wholesale	142	81
Commercial and industrial	421	—

Total commercial	563	81

Total loans held-for-sale	$12,942	$20,559

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present an analysis of the activity in the allowance for credit losses on finance receivables and loans.

	Three months ended June 30,
	2008			2007
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Allowance at April 1,	$1,760	$532	$2,292	$3,070	$663	$3,733
Provision for credit losses	629	142	771	384	46	430
Charge-offs
Domestic	(513)	(51)	(564)	(417)	(303)	(720)
Foreign	(43)	1	(42)	(46)	(5)	(51)

Total charge-offs	(556)	(50)	(606)	(463)	(308)	(771)

Recoveries
Domestic	54	3	57	53	4	57
Foreign	20	2	22	17	1	18

Total recoveries	74	5	79	70	5	75

Net charge-offs	(482)	(45)	(527)	(393)	(303)	(696)
Impacts of foreign currency translation	10	1	11	1	(4)	(3)

Allowance at June 30,	$1,917	$630	$2,547	$3,062	$402	$3,464

	Six months ended June 30,
	2008			2007
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Allowance at January 1,	$2,141	$614	$2,755	$2,969	$607	$3,576
Provision for credit losses	1,078	166	1,244	884	227	1,111
Charge-offs
Domestic	(800)	(160)	(960)	(843)	(382)	(1,225)
Foreign	(179)	—	(179)	(87)	(56)	(143)

Total charge-offs	(979)	(160)	(1,139)	(930)	(438)	(1,368)

Recoveries
Domestic	107	4	111	110	5	115
Foreign	35	3	38	28	1	29

Total recoveries	142	7	149	138	6	144

Net charge-offs	(837)	(153)	(990)	(792)	(432)	(1,224)
Reduction of allowance due to fair value option election (a)	(489)	—	(489)	—	—	—
Impacts of foreign currency translation	24	3	27	1	—	1

Allowance at June 30,	$1,917	$630	$2,547	$3,062	$402	$3,464

(a)	Represents the reduction of allowance as a result of fair value option election made under SFAS 159. Refer to Note 13 for additional information.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.    Mortgage Servicing Rights

The following table summarizes activity related to mortgage servicing rights (MSRs) carried at fair value.

	Six months ended
	June 30,
($ in millions)	2008	2007

Estimated fair value at January 1,	$4,703	$4,930
Additions obtained from sales of financial assets	800	928
Subtractions from sales of servicing assets	(174)	—
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	524	506
Recognized day-one gains on previously purchased MSRs upon adoption of SFAS 157 (a)	11	—
Other changes in fair value	(466)	(322)
Other changes that affect the balance	19	(1)

Estimated fair value at June 30,	$5,417	$6,041

(a)	Refer to Note 13 for additional information.

As of June 30, 2008, we pledged MSRs of $3.5 billion as collateral for borrowings, compared to $2.7 billion as of December 31, 2007. For a description of MSRs and the related hedging strategy, refer to Notes 9 and 16 to our 2007 Annual Report on Form 10-K.

Changes in fair value, due to changes in valuation inputs or assumptions used in the valuation models, include all changes due to reevaluation by a model or by a benchmarking analysis. This line item also includes changes in fair value resulting from a change in valuation assumptions or model calculations or both. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic runoff of the portfolio, foreign currency translation adjustments, and the extinguishment of MSRs related to clean-up calls of securitization transactions.

Key assumptions we use in valuing our MSRs are as follows:

	June 30,
	2008	2007

Range of prepayment speeds	0.7–47.6%	0.0–39.7%
Range of discount rates	5.3–31.8%	8.0–13.0%

The primary risk of our servicing rights is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher-than-expected prepayments, which could reduce the value of the MSRs. Historically, we have economically hedged the income statement impact of these risks with both derivative and nonderivative financial instruments. These instruments include interest rate swaps, caps and floors, options to purchase these items, futures, and forward contracts or purchasing or selling U.S. Treasury and principal-only securities. At June 30, 2008, the fair value of derivative financial instruments used to mitigate these risks amounted to $594 million. There were no nonderivative instruments used to mitigate these risks at June 30, 2008. The change in fair value of the derivative financial instruments amounted to a gain of $167 million and a loss of $638 million for the six months ended June 30, 2008 and 2007, respectively, and is included in servicing asset valuation and hedge activities, net in the Condensed Consolidated Statement of Income.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The components of servicing fees on MSRs were as follows:

	Six months ended
	June 30,
($ in millions)	2008	2007

Contractual servicing fees, net of guarantee fees and including subservicing	$652	$764
Late fees	67	74
Ancillary fees	65	61

Total	$784	$899

7.    Other Assets

Other assets consisted of:

	June 30,	December 31,
($ in millions)	2008	2007

Property and equipment at cost	$1,746	$1,759
Accumulated depreciation	(1,248)	(1,200)

Net property and equipment	498	559
Cash reserve deposits held-for-securitization trusts (a)	3,723	3,350
Fair value of derivative contracts in receivable position	5,024	5,677
Real estate and other investments (b)	1,554	2,237
Restricted cash collections for securitization trusts (c)	3,245	2,397
Goodwill	1,496	1,496
Deferred policy acquisition cost	1,701	1,702
Accrued interest and rent receivable	666	881
Repossessed and foreclosed assets, net, at lower of cost or fair value	1,310	1,347
Debt issuance costs	823	601
Servicer advances	2,089	1,847
Securities lending (d)	—	856
Investment in used vehicles held-for-sale, at lower of cost or fair value	935	792
Subordinated note receivable	250	250
Intangible assets, net of accumulated amortization	88	93
Other assets	5,108	4,170

Total other assets	$28,510	$28,255

(a)	Represents credit enhancement in the form of cash reserves for various securitization transactions we have executed.
(b)	Includes residential real estate investments of $556 million and $1.1 billion and related accumulated depreciation of $8 million and $16 million at June 30, 2008, and December 31, 2007, respectively.
(c)	Represents cash collections from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.
(d)	During the three months ended June 30, 2008, our Insurance operations ceased securities-lending activities within its investment portfolio.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.    Debt

	June 30, 2008			December 31, 2007
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total

Short-term debt
Commercial paper	$1,064	$—	$1,064	$1,439	$—	$1,439
Demand notes	5,652	—	5,652	6,584	—	6,584
Bank loans and overdrafts	6,583	—	6,583	7,182	—	7,182
Repurchase agreements and other (a)	2,132	9,890	12,022	678	17,923	18,601

Total short-term debt	15,431	9,890	25,321	15,883	17,923	33,806
Long-term debt
Due within one year	15,735	22,755	38,490	17,661	19,868	37,529
Due after one year	52,359	56,976	109,335	68,224	53,018	121,242

Total long-term debt (b)	68,094	79,731	147,825	85,885	72,886	158,771
Fair value adjustment (c)	343	—	343	571	—	571

Total debt	$83,868	$89,621	$173,489	$102,339	$90,809	$193,148

(a)	Repurchase agreements consist of secured financing arrangements with third parties at ResCap. Other primarily includes nonbank secured borrowings and notes payable to GM. Refer to Note 12 for additional information.
(b)	Secured long-term debt includes $3,002 million at fair value as a result of election made under SFAS 159. Refer to Note 13 for additional information.
(c)	To adjust designated fixed-rate debt to fair value in accordance with SFAS 133.

The following table presents the scheduled maturity of long-term debt at June 30, 2008, assuming that no early redemptions occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	Unsecured	Secured	Total

2008	$9,183	$16,561	$25,744
2009	13,023	18,549	31,572
2010	7,721	22,112	29,833
2011	12,495	6,552	19,047
2012	6,119	3,938	10,057
2013 and thereafter	19,553	4,119	23,672

Long-term debt	68,094	71,831	139,925
Collateralized borrowings in securitization trusts (a)	—	7,900	7,900

Total long-term debt	$68,094	$79,731	$147,825

(a)	Collateralized borrowings in securitization trusts represents mortgage lending related debt that is repaid upon the principal payments of the underlying assets.

Under a new revolving credit facility, we are subject to a leverage ratio covenant under which adjusted consolidated debt should not exceed 11 times adjusted consolidated net worth. As of June 30, 2008, our leverage ratio calculated under the terms of this facility was 10.1. Refer to the Funding and Liquidity section of the accompanying MD&A for further discussion.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following summarizes assets restricted as collateral for the payment of the related debt obligations.

	June 30, 2008		December 31, 2007
		Related		Related
		secured		secured
($ in millions)	Assets (a)	debt (b)	Assets	debt (a)

Loans held-for-sale	$6,590	$3,826	$10,437	$6,765
Mortgage assets held-for-investment and lending receivables	45,360	26,560	45,534	33,911
Retail automotive finance receivables	24,735	20,453	23,079	19,094
Commercial automotive finance receivables	14,519	11,732	10,092	7,709
Investment securities	1,315	823	880	788
Investment in operating leases, net	26,450	20,896	20,107	17,926
Real estate investments and other assets	20,351	5,331	14,429	4,616

Total	$139,320	$89,621	$124,558	$90,809

(a)	GMAC has a senior position on certain assets pledged by ResCap with subordinate positions held by GM, affiliates of Cerberus, and ultimately some third-parties.
(b)	Included as part of secured debt are repurchase agreements of $1.1 billion and $3.6 billion through which we have pledged assets as collateral at June 30, 2008, and December 31, 2007, respectively.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Liquidity Facilities

Liquidity facilities represent additional funding sources. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under these facilities. The following table summarizes the liquidity facilities that we maintain.

	Total capacity		Unused capacity		Outstanding
	June 30,	Dec 31,	June 30,	Dec 31,	June 30,	Dec 31,
($ in billions)	2008	2007	2008	2007	2008	2007

Committed unsecured:
Global Automotive Finance operations	$2.8	$8.9	$0.4	$7.0	$2.4	$1.9
ResCap	—	3.6	—	1.8	—	1.8
Other	—	0.1	—	0.1	—	—
Committed secured:
Global Automotive Finance operations	85.0	88.7	50.3	57.8	34.7	30.9
ResCap	13.0	29.7	6.2	15.0	6.8	14.7
Other	22.6	22.9	8.9	11.6	13.7	11.3

Total committed facilities	123.4	153.9	65.8	93.3	57.6	60.6

Uncommitted unsecured:
Global Automotive Finance operations	7.5	9.7	1.0	1.4	6.5	8.3
ResCap	0.5	0.6	0.2	0.2	0.3	0.4
Other	0.1	0.2	—	—	0.1	0.2
Uncommitted secured:
Global Automotive Finance operations	0.2	—	—	—	0.2	—
ResCap	15.1	21.6	4.3	9.5	10.8	12.1

Total uncommitted facilities	23.4	32.1	5.5	11.1	17.9	21.0

Total	$146.8	$186.0	$71.3	$104.4	$75.5	$81.6

9.    Derivative Instruments and Hedging Activities

We enter into interest rate and foreign-currency futures, forwards, options, and swaps in connection with our market risk management activities. In accordance with SFAS 133, as amended, we record derivative financial instruments on the balance sheet as assets or liabilities at fair value. Accounting for changes in fair value depends on the use of the derivative financial instrument and whether it is part of a qualifying hedge accounting relationship.

Effective May 1, 2007, we designated certain interest rate swaps as fair value hedges of callable fixed-rate debt instruments funding our North American Automotive Finance operations. Prior to May 1, 2007, these swaps were deemed to be economic hedges of this callable fixed-rate debt. Effectiveness of these hedges is assessed using regression of thirty quarterly data points for each relationship, the results of which must meet thresholds for R-squared, slope, F-statistic, and T-statistic. Any ineffectiveness measured in these relationships is recorded in earnings.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the pretax earnings effect for each type of hedge classification, segregated by the asset or liability being hedged.

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007	Income statement classification

Fair value hedge ineffectiveness (loss) gain:
Debt obligations	($22)	($78)	$12	($78)	Interest expense
Loans held-for-sale	—	—	—	(1)	(Loss) gain on mortgage and automotive loans, net
Economic hedge change in fair value:
Off-balance sheet securitization activities:
Global Automotive Finance operations	(101)	19	15	30	Other income
Foreign-currency debt (a)	(1)	(6)	(4)	—	Interest expense
Loans held-for-sale or investment	(160)	214	14	179	Loss on mortgage and automotive loans, net
Mortgage servicing rights	(873)	(596)	167	(638)	Servicing asset valuation and hedge activities, net
Mortgage-related securities	8	(54)	4	(68)	Investment income (loss)
Callable debt obligations	(31)	(12)	(7)	35	Interest expense
Other	212	(11)	126	(13)	Other income, Interest expense, Other operating expenses

Net (losses) gains	($968)	($524)	$327	($554)

(a)	Amount represents the difference between the changes in the fair values of the currency swap, net of the revaluation of the related foreign-denominated debt.

10.    Income Taxes

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

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is shown in the following table.

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%	35.0%
Change in tax rate resulting from:
Effect of valuation allowance change	(19.9)	—	(23.6)	—
LLC (loss) income not subject to federal or state income taxes	(18.6)	3.7	(12.9)	82.6
Foreign income tax rate differential	(2.9)	(3.5)	(5.1)	(7.5)
Other	(1.3)	(3.9)	(0.4)	(5.0)
State and local income taxes, net of federal income tax benefit	0.1	1.1	0.1	0.7
Tax-exempt income	0.1	2.7	0.2	(1.9)

Effective tax rate	(7.5)%	35.1%	(6.7)%	103.9%

Our results segregated by tax status are provided below.

	Three months ended June 30,
	2008			2007
	Pass-			Pass-
	through	Taxable		through	Taxable
($ in millions)	entities	entities	Consolidated	entities	entities	Consolidated

Pretax (loss) income	($1,226)	($1,083)	($2,309)	($3)	$455	$452
Tax (benefit) expense	(4)	177	173	—	159	159

Net (loss) income	($1,222)	($1,260)	($2,482)	($3)	$296	$293

Effective tax rate	0.3%	(16.3)%	(7.5)%	10.6%	34.9%	35.1%

	Six months ended June 30,
	2008			2007
	Pass-			Pass-
	through	Taxable		through	Taxable
($ in millions)	entities	entities	Consolidated	entities	entities	Consolidated

Pretax (loss) income	($1,103)	($1,776)	($2,879)	($606)	$903	$297
Tax (benefit) expense	(7)	199	192	(2)	311	309

Net (loss) income	($1,096)	($1,975)	($3,071)	($604)	$592	($12)

Effective tax rate	0.6%	(11.2)%	(6.7)%	0.3%	34.5%	103.9%

The effective rate of our taxable entities was significantly higher for the three months and six months ended June 30, 2008, compared to the same periods in 2007. Our consolidated tax expense increased 9% and decreased 38% for the three months and six months ended June 30, 2008, compared to the same periods in 2007. This was primarily due to higher current period losses in ResCap’s international operations for which no tax benefit was recorded and new valuation allowances that were established during the quarter for prior year losses totaling $465 million and $665 million for the three and six months ended June 30, 2008, respectively.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Gross unrecognized tax benefits totaled $188 million and $155 million as of June 30, 2008, and December 31, 2007, respectively.

11.    Share-based Compensation Plans

In 2007, the Compensation Committee approved the Long-Term Phantom Interest Plan (LTIP) and the Management Profits Interest Plan (MPI), which are share-based compensation plans accounted for under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)). These compensation plans provide our executives with an opportunity to share in the future growth in value of GMAC, which is necessary to attract and retain key executives. Initial grants of both plans were made in the first quarter of 2007. The Compensation Committee authorized additional LTIP and MPI awards during the first quarter of 2008.

The LTIP is an incentive plan for executives based on the appreciation of GMAC’s value in excess of 10% during a three-year performance period. The awards vest at the end of the performance period and are paid in cash following a valuation of GMAC performed by FIM Holdings. The awards do not entitle the participants to equity-ownership interests in GMAC. At June 30, 2008, 300 units were issued and outstanding for the 2007–2009 performance period, and 504 units were issued and outstanding for the 2008–2010 performance period. Under SFAS 123(R), the awards require liability treatment and are remeasured quarterly at fair value until they are settled. The compensation cost related to these awards will be ratably charged to expense over the requisite service periods, which are the vesting periods ending December 31, 2009 and 2010, for the respective awards. We utilize a Black-Scholes model to estimate the fair value of the LTIP awards, which considers expected volatility, expected term of the awards, and changes in our performance, market, and industry. Changes in fair value relating to the portion of the awards that have vested will be recognized in earnings in the period in which the changes occur. The outstanding awards have an estimated fair value of $1 million at June 30, 2008. We recognized a reduction of compensation expense of $12 million for the six months ended June 30, 2008, compared to compensation expense of $6 million for the six months ended June 30, 2007. We recognized a reduction of compensation expense for the six months ended June 30, 2008, due to a decline in the estimated fair value of the liability mainly as a result of changes in assumptions due to updated market information obtained during the period, as well as award forfeitures.

The MPI is an incentive plan whereby Class C Membership interests in GMAC held by a management company are granted to senior executives. Series C-1 (C-1) awards were granted beginning in the first quarter of 2007; Series C-2 (C-2) and Series C-2A (C-2A) awards were granted beginning in the first quarter of 2008. The number of Class C Membership Interests available to be issued was also increased from 5,820 to 8,330. The total Class C Membership interests outstanding at June 30, 2008, were approximately 6,296, comprised of 3,053 C-1, 2,413 C-2, and 830 C-2A awards. Half of the awards vest based on a service requirement, and half vest based on meeting operating performance objectives. The service portion vests ratably over five years beginning November 30, 2007, for C-1 and C-2A awards and November 30, 2008, for C-2 awards, and on each of the next four anniversaries thereafter. The performance portion of the awards vests based on five separate annual targets beginning in 2007 for C-1 and C-2A awards and in 2008 for C-2 awards. If the performance objectives are met, that year’s pro rata share of the awards vest. If the current year objectives are not met but the annual performance objectives of a subsequent year are met, all unvested shares from previous years will vest. Any awards that do not vest during the five one-year performance periods will be forfeited. Under SFAS 123(R), the awards require equity treatment and the fair value is calculated as of the grant date. We utilize a Black-Scholes model to determine the grant date fair value of the MPI awards, which considers expected volatility, expected term of the awards, and changes in our performance, market, and industry. Compensation expense for the MPI awards is ratably charged to expense over the five-year requisite service period for service-based awards and over each one-year requisite service period for the performance-based awards, both to the extent the awards actually vest. During the third quarter of 2007, the performance vesting for 2007 was not deemed probable. Accordingly, a portion of the expense for the 2007 performance vesting portion of the awards will be recognized throughout 2008. Based on their grant date estimated fair value, the

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

value of the awards outstanding at June 30, 2008, was approximately $31 million. Compensation expense of $2 million was recognized during both the six months ended June 30, 2008 and 2007.

In July 2008, the Compensation Committee approved the Long-Term Equity Compensation Incentive Plan, which provides for future grants of Restricted Share Units (RSUs) and Share Appreciation Rights (SARs) to certain of our executives. No awards were granted during the three months ended June 30, 2008. Both types of awards meet the definition of share-based compensation as governed by SFAS 123(R) and will require liability treatment once granted. The RSU and SAR awards will be settled in cash and will have individual vesting requirements as defined in the award agreements.

12.    Related Party Transactions

Balance Sheet

A summary of the balance sheet effect of transactions with GM, FIM Holdings, and affiliated companies follows:

	June 30,	December 31,
($ in millions)	2008	2007

Assets
Available-for-sale investment in asset-backed security (a)	$35	$35
Finance receivables and loans, net of unearned income:
Wholesale auto financing (b)	631	717
Term loans to dealers (b)	97	166
Lending receivables (c)	186	145
Investment in operating leases, net (d)	354	330
Notes receivable from GM (e)	2,158	1,868
Other assets:
Subvention receivables (rate and residual support)	343	365
Lease pull-ahead receivable	50	22
Other	47	60
Liabilities
Unsecured debt:
Notes payable to GM	953	585
Secured debt:
Subordinated participation in ResCap Facility — GM	368	—
Subordinated participation in ResCap Facility — Cerberus Fund	382	—
Cerberus model home term loan	222	—
Accrued expenses and other liabilities:
Wholesale payable	773	466
Other payables	59	55

(a)	In November 2006, GMAC retained an investment in a note secured by operating lease assets transferred to GM. As part of the transfer, GMAC provided a note to a trust, a wholly owned subsidiary of GM. The note is classified in investment securities on our Condensed Consolidated Balance Sheet.
(b)	Represents wholesale financing and term loans to certain dealerships wholly owned by GM or in which GM has an interest.
(c)	Primarily represents loans with various affiliates of FIM Holdings.
(d)	Includes vehicles, buildings, and other equipment classified as operating lease assets that are leased to GM-affiliated and FIM Holdings-affiliated entities.
(e)	Represents wholesale financing we provide to GM for vehicles, parts, and accessories in which GM retains title while consigned to us or dealers in the UK, Italy, and Germany. The financing to GM remains outstanding until the title is transferred to the dealers. The amount of financing provided to GM under this arrangement varies based on inventory levels.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Income Statement

A summary of the income statement effect of transactions with GM, FIM Holdings, and affiliated companies follows:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007

Net financing revenue:
GM and affiliates lease residual value support (a)	$460	$233	$823	$450
GM and affiliates rate support	245	359	524	727
Wholesale subvention and service fees from GM	82	66	159	131
Interest paid on loans with GM	(10)	(5)	(20)	(4)
Interest on loans with FIM Holdings affiliates	5	4	8	11
Consumer lease payments from GM (b)	4	5	24	12
Other revenue:
Insurance premiums earned from GM	60	63	110	129
Interest on notes receivable from GM and affiliates	32	33	62	65
Interest on wholesale settlements (c)	25	49	54	87
Revenues from GM leased properties, net	4	3	8	6
Derivatives (d)	—	5	10	8
Other	2	—	4	12
Service fee income:
U.S. Automotive operating leases (e)	2	9	8	13
Expense:
Off-lease vehicle selling expense reimbursement (f)	(12)	(9)	(20)	(17)
Payments to GM for services, rent, and marketing expenses (g)	39	35	84	76

(a)	Represents total amount of residual support and risk sharing earned under the residual support and risk-sharing programs and earned revenue (previously deferred) related to the settlement of residual support and risk-sharing obligations in 2006 for a portion of the lease portfolio.
(b)	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle, with the customer’s remaining payment obligation waived. For certain programs, GM compensates us for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle.
(c)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made before the expiration of transit, we receive interest from GM.
(d)	Represents income related to derivative transactions that we enter into with GM as counterparty.
(e)	Represents servicing income related to automotive leases distributed to GM on November 22, 2006.

(f)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by us on off-lease vehicles sold by GM at auction.

(g)	We reimburse GM for certain services provided to us. This amount includes rental payments for our primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan, as well as exclusivity and royalty fees.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Statement of Changes in Equity

A summary of the changes to the statement of changes in equity related to transactions with GM, FIM Holdings, and affiliated companies follows:

	Six months ended	Year ended
	June 30,	December 31,
($ in millions)	2008	2007

Equity
Dividends paid to members (a)	$27	$—
Preferred interests (b)	—	1,052
Conversion of preferred membership interests (b)	—	1,121
Capital contributions received (c)	8	1,080
Preferred interest dividends	—	192

(a)	Primarily represents remittances to GM for tax settlements and refunds received related to tax periods prior to the Sale Transactions as required per the terms of the Purchase and Sale Agreement between GM and FIM Holdings.
(b)	During the fourth quarter of 2007, GM and FIM Holdings converted $1.1 billion of preferred membership interest into common equity interests. Refer to Note 1 to our 2007 Annual Report on Form 10-K for further discussion.
(c)	During the first quarter of 2007, under the terms of the Sale Transactions, GM made a capital contribution of $1 billion to GMAC.

Retail and Lease Programs

GM may elect to sponsor incentive programs (on both retail contracts and operating leases) by supporting financing rates below the standard market rates at which we purchase retail contracts and leases. These marketing incentives are also referred to as rate support or subvention. When GM utilizes these marketing incentives, they pay us the present value of the difference between the customer rate and our standard rate at contract inception, which we defer and recognize as a yield adjustment over the life of the contract.

GM may also sponsor residual support programs as a way to lower customer monthly payments. Under residual support programs, the customer’s contractual residual value is adjusted above our standard residual values. Prior to the Sale Transactions, GM reimbursed us at the time of the vehicle’s disposal if remarketing sales proceeds were less than the customer’s contractual residual value limited to our standard residual value. In addition, under risk-sharing programs, GM shares equally in residual losses to the extent that remarketing proceeds are below our standard residual values (limited to a floor).

In connection with the Sale Transactions, GM settled its estimated liabilities with respect to residual support and risk sharing on a portion of our operating lease portfolio and on the entire U.S. balloon retail receivables portfolio in a series of lump-sum payments. A negotiated amount totaling approximately $1.4 billion was agreed to by GM under these leases and balloon contracts and was paid to us in 2006. The payments were recorded as a deferred amount in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet. As these contracts terminate and the vehicles are sold at auction, any remaining payments are treated as a component of sales proceeds in recognizing the gain or loss on sale of the underlying assets. As of June 30, 2008, the remaining deferred amount is $309 million.

In addition, with regard to U.S. lease originations and all U.S. balloon retail contract originations occurring after April 30, 2006, that remained with us after the consummation of the Sale Transactions, GM agreed to begin payment of the present value of the expected residual support owed to us at the time of contract origination as opposed to after contract termination at the time of sale of the related vehicle. The residual support amount GM actually owes us is finalized as the leases actually terminate. Under the terms of the residual support program, in cases where the estimate was incorrect, GM may be obligated to pay us, or we may be obligated to reimburse GM. For the affected contracts originated during the three months and six

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

months ended June 30, 2008, GM paid or agreed to pay us a total of $191 million and $436 million, respectively.

Based on the June 30, 2008, outstanding U.S. operating lease portfolio, the additional maximum amount that could be paid by GM under the residual support programs is approximately $1.4 billion and would only be paid in the unlikely event that the proceeds from the entire portfolio of lease assets were lower than both the contractual residual value and our standard residual rates. In determining the impairment recognized during the three months ended June 30, 2008, we estimated future cash flows of approximately $818 million (undiscounted) will be remitted to us in connection with residual support programs in the U.S. and Canada upon remarketing of off-lease vehicles in our lease portfolio as of June 30, 2008.

Based on the June 30, 2008, outstanding U.S. operating lease portfolio, the maximum amount that could be paid under the risk-sharing arrangements is approximately $1.4 billion and would only be paid in the unlikely event that the proceeds from all outstanding lease vehicles were lower than our standard residual rates. In determining the impairment recognized during the three months ended June 30, 2008, we estimated future cash flows of approximately $754 million (undiscounted) will be remitted to us in connection with risk sharing arrangements in the U.S. and Canada upon remarketing of off-lease vehicles in our lease portfolio as of June 30, 2008.

Retail and lease contracts acquired by us that included rate and residual subvention from GM, payable directly or indirectly to GM dealers as a percent of total new retail and lease contracts acquired, were as follows:

	Six months ended
	June 30,
	2008	2007

GM and affiliates subvented contracts acquired:
North American operations	79%	86%
International operations	41%	42%

Other

We have entered into various services agreements with GM that are designed to document and maintain our current and historical relationship. We are required to pay GM fees in connection with certain of these agreements related to our financing of GM consumers and dealers in certain parts of the world.

GM also provides payment guarantees on certain commercial assets we have outstanding with certain third-party customers. As of June 30, 2008, and December 31, 2007, commercial obligations guaranteed by GM were $95 million and $107 million, respectively. In addition, we have a consignment arrangement with GM for commercial inventories in Europe. As of June 30, 2008, and December 31, 2007, commercial inventories related to this arrangement were $154 million and $90 million, respectively, and are reflected in other assets on our Condensed Consolidated Balance Sheet.

On June 4, 2008, GMAC entered into a Loan Agreement (ResCap Facility) with Residential Funding Company, LLC (RFC) and GMAC Mortgage, LLC (GMAC Mortgage) (guaranteed by ResCap and certain of its subsidiaries), pursuant to which GMAC provides a senior secured credit facility with a capacity of up to $3.5 billion. In connection with this, GMAC entered into a Participation Agreement (Participation Agreement) with GM and Cerberus ResCap Financing LLC (Cerberus Fund), pursuant to which GMAC sold GM and Cerberus Fund $750 million in subordinated participations (Participations) in the loans made pursuant to the ResCap Facility. GM and Cerberus Fund acquired 49% and 51% of the Participations, respectively.

In June 2008, Cerberus Capital Management, L.P., or its designee(s) (Cerberus) purchased certain assets of ResCap with a carrying value of approximately $479 million for consideration consisting of $230 million in

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

cash and Series B junior preferred membership interests in a newly formed entity, CMH Holdings, LLC (CMH), which is not a subsidiary of ResCap and the managing member of which is an affiliate of Cerberus. CMH purchased model home and lot option assets from ResCap. CMH is consolidated into ResCap, and thus GMAC, under FIN 46(R), Consolidation of Variable Interest Entities, as ResCap remains the primary beneficiary. In conjunction with this agreement, Cerberus has entered into both term and revolving loans with CMH. The term loan principal amount is equal to $230 million and the revolving loan maximum amount is $10 million. The loans will mature on June 30, 2013, and are secured by a pledge of all of the assets of CMH. At June 30, 2008, the outstanding balance of the term loan was $222 million and interest expense for the three months ended June 30, 2008, was $2 million.

Cerberus has committed to purchase certain assets of ResCap at ResCap’s option consisting of performing and nonperforming mortgage loans, mortgage-backed securities, and other assets for net cash proceeds of $300 million. ResCap has commenced identifying the assets proposed to be sold to Cerberus. In addition, ResCap intends, but is not obligated, to undertake an orderly sale of certain assets consisting of performing and nonperforming mortgage loans, mortgage-backed securities, and other assets in arms-length transactions through the retention of nationally recognized brokers in an auction process. Cerberus has committed to make firm bids to purchase the auctioned assets for net cash proceeds of $650 million.

13.    Fair Value

Fair Value Measurements (SFAS 157)

We adopted SFAS 157 on January 1, 2008, which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value; therefore, it does not expand the use of fair value in any new circumstance.

SFAS 157 nullified guidance in EITF 02-3.  EITF 02-3 required the deferral of day-one gains on derivative contracts, unless the fair value of the derivative contracts were supported by quoted market prices or similar current market transactions. In accordance with EITF 02-3, we previously deferred day-one gains on purchased MSRs and certain residential loan commitments. When SFAS 157 was adopted on January 1, 2008, the day-one gains previously deferred under EITF 02-3 were recognized as a cumulative effect adjustment that increased beginning retained earnings by $23 million.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). Additionally, SFAS 157 requires an entity to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring fair value of a liability. We consider our credit risk and the credit risk of our counterparties on the valuation of derivative instruments through a credit valuation adjustment (CVA). The CVA calculation utilizes our credit default swap spreads and the spreads of the counterparty. In situations where our net position with a counterparty is a liability, our credit default spread is used to calculate the required adjustment. In net asset positions, the counterparty’s credit default spread is used.

SFAS 157 establishes a three-level hierarchy to be used when measuring and disclosing fair value. An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. Following is a description of the three hierarchy levels:

Level 1	Inputs are quoted prices in active markets for identical asset or liabilities as of the measurement date. Additionally, the entity must have the ability to access the active market and the quoted prices cannot be adjusted by the entity.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Level 2	Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs are supported by little or no market activity. The unobservable inputs represent management’s best assumptions of how market participants would price the assets or liabilities. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized.

Available-for-sale securities — Available-for-sale securities are carried at fair value, which is primarily based on observable market prices. If observable market prices are not available, our valuations are based on internally developed discounted cash flow models that use a market-based discount rate and consider recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. In order to estimate cash flows, we are required to utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (including prepayment speeds, delinquency levels, and credit losses). We classified 10% of the available-for-sale securities reported at fair value as Level 3. Available-for-sale securities account for 23% of all assets reported at fair value at June 30, 2008.

Trading securities — Trading securities are recorded at fair value and include retained interests in assets sold through off-balance sheet securitizations and purchased securities. The securities may be asset-backed or asset-related, asset-backed securities (including senior and subordinated interests), interest-only, principal-only, or residual interests and may be investment grade, noninvestment grade, or unrated securities. We base our valuation of trading securities on observable market prices when available; however, observable market prices are not available for a significant portion of these assets due to illiquidity in the markets. When observable market prices are not available, valuations are primarily based on internally developed discounted cash flow models that use a market-based discount rate. The valuation considers recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. In order to estimate cash flows, we utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (e.g., prepayment speeds, delinquency levels, and credit losses). We classified 89% of the trading securities reported at fair value as Level 3. Trading securities account for 6% of all assets reported at fair value at June 30, 2008.

Loans held-for-sale — The entire loans held-for-sale portfolio is accounted for at the lower of cost or fair value, as required under GAAP. Only loans that are currently being carried at fair value are included within the accompanying nonrecurring fair value measurement tables. We classified 64% of the loans held-for-sale reported at fair value as Level 3. Loans held-for-sale account for 24% of all assets reported at fair value at June 30, 2008.

Approximately 54% of the total loans held-for-sale and carried at fair value are automotive loans. We based our valuation of automotive loans held-for-sale on internally developed discounted cash flow models and have classified all such loans as Level 3. These valuation models estimate the exit price we expect to receive in the loan’s principal market, which depending upon characteristics of the loans may be the whole-loan or securitization market. Although we utilize and give priority to market observable inputs, such as interest rates and market spreads within these models, we are typically required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. While numerous controls

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

exist to calibrate, corroborate, and validate these internal inputs, these internal inputs require the use of judgment and can have a significant impact on the determination of the loan’s value. Accordingly, we classified all automotive loans held-for-sale as Level 3.

Approximately 42% of the total loans carried at fair value are mortgage loans. We originate or purchase mortgage loans in the United States that we intend to sell to Fannie Mae, Freddie Mac, and Ginnie Mae (collectively, the Agencies). Additionally, we originate or purchase mortgage loans both domestically and internationally that we intend to sell into the secondary markets via whole-loan sales or securitizations.

Mortgage loans held-for-sale are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility (domestic only), product type, interest rate, and credit quality. Two valuation methodologies are used to determine the fair value of loans held-for-sale. The methodology used depends on the exit market as described below.

Loans valued using observable market prices for identical or similar assets — This includes all domestic loans that can be sold to the Agencies, which are valued predominantly by published forward agency prices. This will also include all nonagency domestic loans or international loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value) or quoted market prices for similar loans are available. As these valuations are derived from quoted market prices, we classify these valuations as Level 2 in the fair value disclosures. As of June 30, 2008, 86% of the mortgage loans held-for-sale that are currently being carried at fair value are classified as Level 2.

Loans valued using internal models — To the extent observable market prices are not available, we will determine the fair value of loans held-for-sale using internally developed valuation models. These valuation models estimate the exit price we expect to receive in the loan’s principal market, which depending upon characteristics of the loan, may be the whole-loan or securitization market. Although we utilize and give priority to market observable inputs such as interest rates and market spreads within these models, we are typically required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. While numerous controls to calibrate, corroborate, and validate these internal inputs, these internal inputs require the use of judgment and can have a significant impact on the determination of the loan’s value. Accordingly, we classify these valuations as Level 3 in the fair value disclosures. As of June 30, 2008, 14% of the mortgage loans held-for-sale that are currently being carried at fair value are classified as Level 3.

Due to limited sales activity and periodically unobservable prices in certain markets, certain loans held-for-sale may transfer between Level 2 and Level 3 in future periods.

Consumer finance receivables and loans, net of unearned income — Under SFAS 159, we elected the fair value option for certain mortgage loans held-for-investment. The elected loans collateralized on-balance sheet securitization debt in which we estimated credit reserves pertaining to securitized assets that could have, or already had, exceeded our economic exposure. The elected loans represent a portion of the consumer finance receivable and loans on the Condensed Consolidated Balance Sheet. The balance that was not elected under SFAS 159 was reported on the balance sheet at the principal amount outstanding, net of charge-offs, allowance for loan losses, and net deferred loan fees.

The mortgage loans held-for-investment that collateralized securitization debt were legally isolated from us and are beyond the reach of our creditors. The loans are measured at fair value using a portfolio approach or an in-use premise. The objective in fair valuing the loans and related securitization debt is to properly account for our retained economic interest in the securitizations. As a result of reduced liquidity in capital markets, values of both these loans and the securitized bonds are expected to be volatile.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Since this approach involves the use of significant unobservable inputs, we classified all the mortgage loans held-for-investment elected under SFAS 159 as Level 3. As of June 30, 2008, 64% of all consumer finance receivables and loans reported at fair value are classified as Level 3. Consumer finance receivables and loans account for 11% of all assets reported at fair value at June 30, 2008. Refer to the section within this note titled Fair Value Option of Financial Assets and Financial Liabilities (SFAS 159)  for additional information.

Investment in operating leases, net — In light of the prevailing market conditions, particularly rising domestic fuel prices and weakness in the economy in the United States and Canada, and the associated adverse impact to used vehicle values, we concluded a triggering event occurred during the three months ended June 30, 2008, requiring an evaluation of certain operating leases held by our North American operations in accordance with SFAS 144. Only impaired operating leases were included within the nonrecurring fair value measurement tables. We determined a lease was impaired when the undiscounted expected cash flows was lower than the carrying value of the asset. The fair value of these impaired leases was then measured based upon discounted cash flows. We considered all the discounted expected cash flows when determining the fair value, including customer payments, the expected residual value upon remarketing the vehicle at lease termination, and future payments from GM under residual risk-sharing agreements. Based upon the use of internally developed discounted cash flow models, we classified all the impaired leases as Level 3. Our investment in operating leases accounts for 7% of all assets reported at fair value at June 30, 2008. For further details with respect to impaired operating leases, refer to Note 4 — Impairment of Investment in Operating Leases.

Mortgage servicing rights — We typically retain MSRs when we sell assets into the secondary market. MSRs do not trade in an active market with observable prices. Therefore, we use internally developed discounted cash flow models to estimate the fair value of MSRs and have classified all MSRs as Level 3. These internal valuation models estimate net cash flows based on internal operating assumptions that we believe would be used by market participants, combined with market-based assumptions for loan prepayment rates, interest rates, and discount rates that we believe approximate yields required by investors in this asset. Cash flows primarily include servicing fees, float income, and late fees, in each case less operating costs to service the loans. The estimated cash flows are discounted using an option-adjusted spread derived discount rate. All MSRs are classified as Level 3 at June 30, 2008. MSRs account for 13% of all assets reported at fair value at June 30, 2008.

Derivative instruments — We enter into a variety of derivative financial instruments as part of our hedging strategies. Certain of these derivatives are exchange traded, such as Eurodollar futures, or traded within highly active dealer markets, such as agency to-be-announced securities. In order to fair value these instruments, we utilize the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 1. We classified 2% of the derivative assets and 3% of the derivative liabilities reported at fair value as Level 1 at June 30, 2008.

We also execute over-the-counter derivative contracts, such as interest rate swaps, floors, caps, corridors, and swaptions. We utilize third-party-developed valuation models that are widely accepted in the market to value these over-the-counter derivative contracts. The specific terms of the contract are entered into the model, as well as market observable inputs such as interest rate forward curves and interpolated volatility assumptions. As all significant inputs into these models are market observable, these over-the-counter derivative contracts are classified as Level 2 at June 30, 2008. We classified 85% of the derivative assets and 58% of the derivative liabilities reported at fair value as Level 2 at June 30, 2008.

We also hold certain derivative contracts that are structured specifically to meet a particular hedging objective. These derivative contracts often are utilized to hedge risks inherent within certain on-balance sheet securitizations. In order to hedge risks on particular bond classes or securitization collateral, the derivative’s notional amount is often indexed to the hedged item. As a result, we typically are required to use internally developed prepayment assumptions as an input into the model, in order to forecast future

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

notional amounts on these structured derivative contracts. Accordingly, these derivative contracts were classified as Level 3. We classified 13% of the derivative assets and 39% of the derivative liabilities reported at fair value as Level 3 at June 30, 2008.

Derivative assets account for 12% of all assets reported at fair value at June 30, 2008. Derivative liabilities account for 36% of all liabilities reported at fair value at June 30, 2008.

Repossessed and foreclosed assets — Foreclosed upon or repossessed assets resulting from loan defaults are carried at the lower of either cost or fair value less costs to sell and are included in other assets on the Condensed Consolidated Balance Sheet. Only assets that are being carried at fair value less costs to sell are included in the fair value disclosures.

The majority of assets acquired due to default are foreclosed assets. We revalue foreclosed assets on a periodic basis. Properties that are valued based upon independent third-party appraisals less costs to sell are classified as Level 2. When third-party appraisals are not obtained, valuations are typically obtained from third-party broker price opinion; however, depending on the circumstances, the property list price or other sales price information may be used in lieu of a broker price opinion. Based on historical experience, these values are adjusted downward to take into account damage and other factors that typically cause the actual liquidation value of foreclosed properties to be less than broker price opinion or other price sources. This valuation adjustment is necessary to ensure the valuation ascribed to these assets considers unique factors and circumstances surrounding the foreclosed asset. As a result of applying internally developed adjustments to the third-party-provided valuation of the foreclosed property, these assets are classified as Level 3 in the fair value disclosures. As of June 30, 2008, 36% and 64% of foreclosed and repossessed properties carried at fair value less costs to sell are classified as Level 2 and Level 3, respectively. Repossessed and foreclosed assets account for 2% of all assets reported at fair value at June 30, 2008.

Investment in used vehicles held-for-sale — Our investment in used vehicles is carried at the lower of either cost or fair value less costs to sell and are included in other assets on the Condensed Consolidated Balance Sheet. Only assets that are being carried at fair value less costs to sell are included in the nonrecurring fair value tables. The prevailing market conditions, primarily rising domestic fuel prices and weakness in the economy of the United States and Canada, have created a decline in used vehicle prices, which lowered the fair value of certain vehicles below cost, primarily sport-utility vehicles and to a lesser extent trucks. The fair value was determined based on our recent remarketing experience related to our investment in used vehicles held-for-sale. We classified all these assets as Level 3. Our investment in used vehicles held-for-sale accounts for 2% of all assets reported at fair value at June 30, 2008.

On-balance sheet securitization debt — Under SFAS 159, we elected the fair value option for certain mortgage loans held-for-investment and on-balance sheet securitization debt. In particular, we elected the fair value option on securitized debt issued by domestic on-balance sheet securitization vehicles as of January 1, 2008, in which we estimated credit reserves pertaining to securitized assets could have, or already had, exceeded our economic exposure. The objective in measuring the loans and related securitization debt at fair value was to approximate our retained economic interest and economic exposure to the collateral securing the securitization debt. The remaining on-balance sheet securitization debt that was not elected under SFAS 159 is reported on the balance sheet at cost, net of premiums or discounts and issuance costs.

We value securitization debt that was elected pursuant to the fair value option and any economically retained positions using market observables prices whenever possible. The securitization debt is principally in the form of asset- and mortgage-backed securities collateralized by the underlying mortgage loans held-for-investment. Due to the attributes of the underlying collateral and current market conditions, observable prices for these instruments are typically not available in active markets. In these situations, we consider observed transactions as Level 2 inputs in our discounted cash flow models. Additionally, the discounted cash flow models utilize other market observable inputs such as prepayment speeds, credit losses, and discount rates. Fair value option elected financing securitization debt is classified as Level 3

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

as a result of the reliance on significant assumptions and estimates for model inputs. On-balance sheet securitization debt accounts for 59% of all liabilities reported at fair value at June 30, 2008. As a result of reduced liquidity in capital markets, values of both the elected loans and the securitized debt are expected to be volatile. Refer to the section within this note Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)  for a complete description of these securitizations.

Collateralized Debt Obligations — We elected the fair value option for all collateralized debt obligations (CDOs). CDOs are collateralized by trading securities, which are carried at fair value. Due to the availability of market information on the CDO collateral, we derive the fair value of CDO debt using the CDO collateral fair value and adjust accordingly for any retained economic positions. While a portion of the CDO collateral may utilize market observable prices for valuation purposes, the majority of the CDO collateral is valued using valuation models that utilize significant internal inputs. Further, the retained economic positions also use valuation models that utilize significant internal inputs. As a result, CDO debt is classified as Level 3. CDOs account for 5% of all liabilities reported at fair value at June 30, 2008. Refer to the section within this note titled Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)  for a complete description of the CDOs.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

	Recurring fair value measures
June 30, 2008 ($ in millions)	Level 1	Level 2	Level 3	Total

Assets
Investment securities:
Available-for-sale securities	$1,880	$6,534	$936	$9,350
Trading securities	1	287	2,314	2,602
Consumer finance receivables and loans, net of unearned income (a)	—	—	2,658	2,658
Mortgage servicing rights	—	—	5,417	5,417
Other assets:
Cash reserve deposits held-for-securitization trusts	—	—	51	51
Derivative assets (liabilities), net (b)	56	3,156	(19)	3,193
Restricted cash collections for securitization trusts	—	—	92	92

Total assets	$1,937	$9,977	$11,449	$23,363

Liabilities
Secured debt:
On-balance sheet securitization debt (a)	$—	$—	($2,754)	($2,754)
Collateralized debt obligations (a)	—	—	(248)	(248)
Other liabilities	(6)	—	—	(6)

Total liabilities	($6)	$—	($3,002)	($3,008)

(a)	Carried at fair value due to fair value option election under SFAS 159.
(b)	At June 30, 2008, derivative assets within Level 1, Level 2, and Level 3 were $103 million, $4,134 million, and $650 million, respectively. Additionally, derivative liabilities within Level 1, Level 2, and Level 3 were $47 million, $978 million, and $669 million, respectively.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present a reconciliation for all Level 3 assets and liabilities measured at fair value on a recurring basis. We often economically hedge the fair value change of our assets or liabilities with derivatives and other financial instruments. The Level 3 items presented below may be hedged by derivatives and other financial instruments that are classified as Level 1 or Level 2. Thus, the following tables do not fully reflect the impact of our risk management activities.

	Level 3 recurring fair value measurements
							Net unrealized
		Net realized/					gains (losses)
		unrealized gains (losses)					included in
	Fair value			Included	Purchases,	Fair value	earnings still
	as of	Included		in other	issuances,	as of	held as of
	March 31,	in		comprehensive	and	June 30,	June 30,
($ in millions)	2008	earnings		income	settlements	2008	2008

Assets
Investment securities
Available-for-sale securities	$1,195	($5	) (b)	$—	($254)	$936	($12	) (b)
Trading securities	2,148	(78	) (c)	1	243	2,314	46	(c)
Consumer finance receivables and loans, net of unearned income (a)	3,915	(585	) (d)	—	(672)	2,658	(992	) (d)
Mortgage servicing rights	4,278	687	(e)	—	452	5,417	688	(e)
Other assets
Cash reserve deposits held-for-securitization trusts	41	—	(c)	—	10	51	(90	) (c)
Fair value of derivative contracts in receivable (liability) position, net	172	(62	) (f)	6	(135)	(19)	(1	) (f)
Restricted cash collections for securitization trusts	100	(9	) (g)	1	—	92	(9	) (g)

Total assets	$11,849	($52)		$8	($356)	$11,449	($370)

Liabilities
Secured debt
On-balance sheet securitization debt (a)	($3,996)	$598	(h)	$—	$644	($2,754)	$717	(h)
Collateralized debt obligations (a)	(303)	14	(c)	—	41	(248)	102	(c)

Total liabilities	($4,299)	$612		$—	$685	($3,002)	$819

(a)	Carried at fair value due to fair value option election under SFAS 159.
(b)	Reported as investment income (loss) in the Condensed Consolidated Statement of Income, except securitization trust interests, which are reported as other income in the Condensed Consolidated Statement of Income.
(c)	Reported as investment income (loss) in the Condensed Consolidated Statement of Income.
(d)	The fair value adjustment is reported as other income, and the related interest is reported as consumer financing revenue in the Condensed Consolidated Statement of Income.
(e)	Reported as servicing asset valuation and hedge activities, net in the Condensed Consolidated Statement of Income.
(f)	Derivative instruments relating to risks associated with debt are reported as interest expense in the Condensed Consolidated Statement of Income, while derivatives relating to risks associated with mortgage loans held-for-sale are reported as investment income (loss). The remaining derivative earnings are reported as other income in the Condensed Consolidated Statement of Income.
(g)	Reported as other operating expenses in the Condensed Consolidated Statement of Income.
(h)	The fair value adjustment is reported as other income, and the related interest is reported as interest expense in the Condensed Consolidated Statement of Income.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Level 3 recurring fair value measurements
							Net unrealized
		Net realized/					gains (losses)
		unrealized gains (losses)					included in
	Fair value			Included	Purchases,	Fair value	earnings still
	as of	Included		in other	issuances,	as of	held as of
	January 1,	in		comprehensive	and	June 30,	June 30,
($ in millions)	2008	earnings		income	settlements	2008	2008

Assets
Investment securities
Available-for-sale securities	$1,249	($38	) (b)	$7	($282)	$936	($37	) (b)
Trading securities	2,726	(502	) (c)	(1)	91	2,314	(475	) (c)
Consumer finance receivables and loans, net of unearned income (a)	6,684	(2,588	) (d)	—	(1,438)	2,658	(3,266	) (d)
Mortgage servicing rights	4,713	41	(e)	—	663	5,417	58	(e)
Other assets
Cash reserve deposits held-for-securitization trusts	30	8	(c)	—	13	51	(82	) (c)
Fair value of derivative contracts in receivable (liability)position, net	(46)	117	(f)	17	(107)	(19)	196	(f)
Restricted cash collections for securitization trusts	111	(12	) (g)	(2)	(5)	92	(12	) (g)

Total assets	$15,467	($2,974)		$21	($1,065)	$11,449	($3,618)

Liabilities
Secured Debt
On-balance sheet securitization debt (a)	($6,734)	$2,631	(h)	$—	$1,349	($2,754)	$2,866	(h)
Collateralized debt obligations (a)	(351)	35	(c)	—	68	(248)	43	(c)

Total liabilities	($7,085)	$2,666		$—	$1,417	($3,002)	$2,909

(a)	Carried at fair value due to fair value option election under SFAS 159.
(b)	Reported as investment income in the Condensed Consolidated Statement of Income, except securitization trust interests, which are reported as other income in the Condensed Consolidated Statement of Income.
(c)	Reported as investment income in the Condensed Consolidated Statement of Income.
(d)	The fair value adjustment is reported as other income, and the related interest is reported as consumer financing revenue in the Condensed Consolidated Statement of Income.
(e)	Reported as servicing asset valuation and hedge activities, net in the Condensed Consolidated Statement of Income.
(f)	Derivative instruments relating to risks associated with debt are reported as interest expense in the Condensed Consolidated Statement of Income, while derivatives relating to risks associated with mortgage loans held-for-sale are reported as investment income. The remaining derivative earnings are reported as other income in the Condensed Consolidated Statement of Income.
(g)	Reported as other operating expenses in the Condensed Consolidated Statement of Income.
(h)	The fair value adjustment is reported as other income, and the related interest is reported as interest expense in the Condensed Consolidated Statement of Income.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Nonrecurring Fair Value

We may be required to measure certain assets and liabilities at fair value from time to time. These periodic fair value measures typically result from the application of lower of cost or fair value accounting or certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under SFAS 157.

The following table displays the assets and liabilities measured at fair value on a nonrecurring basis.

					Lower of	Total gains		Total gains
					cost or	(losses) included		(losses) included
					fair value	in earnings		in earnings
June 30, 2008	Nonrecurring fair value measures				or credit	for the three		for the six
($ in millions)	Level 1	Level 2	Level 3	Total	allowance	months ended		months ended

Assets
Loans held-for-sale (a)	$—	$3,520	$6,358	$9,878	($1,166)	n/m	(g)	n/m	(g)
Consumer finance receivables and loans, net of unearned income (b)	1,210	369	155	1,734	(607)	n/m	(g)	n/m	(g)
Commercial finance receivables and loans, net of unearned income (c)	—	—	16	16	(14)	n/m	(g)	n/m	(g)
Investment in operating leases, net (d)	—	—	2,884	2,884	n/m (f)	($716)		($716)
Other assets:
Real estate and other investments (d)	—	218	—	218	n/m (f)	(18)		(21)
Repossessed and foreclosed assets, net (e)	—	322	565	887	(255)	n/m	(g)	n/m	(g)
Investment in used vehicles held-for-sale (a)	—	—	818	818	(47)	n/m	(g)	n/m	(g)

Total assets	$1,210	$4,429	$10,796	$16,435	($2,089)	($734)		($737)

n/m = not meaningful

(a)	Represents assets held-for-sale that are required to be measured at lower of cost or fair value in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities or (SOP 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Only assets with fair values below cost are included in the table above. The related valuation allowance represents the cumulative adjustment to fair value of those specific loans.
(b)	Includes only receivables with a specific reserve established using the fair value of the underlying collateral. The related credit allowance represents the cumulative adjustment to fair value of those specific receivables.
(c)	Represents the portion of the commercial portfolio impaired as of June 30, 2008, under SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The related credit allowance represents the cumulative adjustment to fair value of those specific receivables.
(d)	Represents assets impaired under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. The total loss included in earnings for the three months ended June 30, 2008, represents the fair market value adjustments on the portfolio.
(e)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value less costs to sell.
(f)	The total loss included in earnings is the most relevant indicator of the impact on earnings.
(g)	We consider the applicable valuation or credit loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. The carrying values are inclusive of the respective valuation or credit loss allowance.

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

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

We elected to measure at fair value certain financial assets and liabilities held by our ResCap operations including certain collateralized debt obligations and certain mortgage loans held-for-investment and related debt held in financing securitization structures that existed as of adoption. Our intent in electing fair value for these items was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities as described in the paragraphs following the table below. The cumulative effect to retained earnings for these fair value elections was a decrease of $178 million on January 1, 2008.

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

On-balance Sheet Securitizations

In prior years, ResCap executed certain domestic securitizations that did not meet sale criteria under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140). As part of these domestic on-balance sheet securitizations, we typically retained the economic residual interest in the securitization. The economic residual entitles us to excess cash flows that remain at each distribution date after absorbing any credit losses in the securitization. Because sale treatment was not achieved under SFAS 140, the mortgage loan collateral remained on the balance sheet and was classified as consumer finance receivable and loans, the securitization’s debt was classified as secured debt, and the economic residuals were not carried on the balance sheet. After execution of the securitizations, we were required under GAAP to continue recording an allowance for credit losses on these held-for-investment loans.

As a result of market conditions and deteriorating credit performance during 2007, economic exposure on certain of these domestic on-balance sheet securitizations were reduced to zero or approximating zero, thus indicating we expected minimal to no future cash flows to be received on the economic residual. While we no longer were economically exposed to credit losses in the securitizations, we were required to continue recording additional allowance for credit losses on the securitization collateral as credit performance deteriorated. Further, in accordance with GAAP, we did not record any offsetting reduction in the securitization’s debt balances, even though any nonperformance of the assets will ultimately pass through as a reduction of the amount owed to the debt holders, once they are

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

contractually extinguished. As a result, we were required to record accounting losses beyond our economic exposure.

In order to mitigate the divergence between accounting losses and economic exposure, we elected the fair value option for a portion of the domestic on-balance sheet securitizations on January 1, 2008. In particular, we elected the fair value option for domestic on-balance sheet securitization vehicles in which we estimated that the credit reserves pertaining to securitized assets could, or already had, exceeded our economic exposure. The fair value option election was made at a securitization level; thus the election was made for both the mortgage loans held-for-investment and the related portion of on-balance sheet securitized debt for these particular securitizations.

As part of the cumulative effect of adopting SFAS 159, we removed various items that were previously included in the carrying value of the respective consumer loans and on-balance sheet securitization debt. We removed $489 million of allowance for credit losses and other net deferred and upfront costs included in the carrying value of the fair value-elected loans and debt. The removal of these items, as well as the adjustment required in order to have the item’s carrying value equal fair value at January 1, 2008, resulted in a $3.8 billion decrease recorded to beginning retained earnings for the fair value-elected loans held-for-investment, offset by a $3.6 billion gain related to the elected on-balance sheet securitization debt. These fair value option elections did not have a material impact on our deferred tax balances.

Subsequent to the fair value election for loans held-for-investment, we continued to carry the fair value-elected loans within consumer finance receivable and loans, net of unearned income, on the Condensed Consolidated Balance Sheet. We no longer record allowance for credit losses on these fair value-elected loans, and amortization of net deferred costs/fees no longer occurs because the deferred amounts were removed as part of the cumulative effect of adopting SFAS 159. Our policy is to separately record interest income on the fair value-elected loans unless the loans are placed on nonaccrual status when they are 60 days past due; these amounts continue be classified within consumer financing revenue in the Condensed Consolidated Statement of Income. The fair value adjustment recorded for the loans is classified as other income in the Condensed Consolidated Statement of Income.

Subsequent to the fair value election for the respective on-balance sheet securitization debt, we no longer amortize upfront transaction costs on the fair value-elected securitization debt since these deferred amounts were removed as part of the cumulative effect of adopting SFAS 159. The fair value-elected debt balances continue to be recorded as secured debt on the Condensed Consolidated Balance Sheet. Our policy is to separately record interest expense on the fair value-elected securitization debt, which continues to be classified within interest expense in the Condensed Consolidated Statement of Income. The fair value adjustment recorded for this fair value-elected debt is classified within other income in the Condensed Consolidated Statement of Income.

Collateralized Debt Obligations

Our ResCap operations executed two collateralized debt obligation securitizations in 2004 and 2005 named CDO I and CDO II. Similar to the on-balance sheet securitizations discussed above, we retained certain economic interests in the CDOs that entitled us to the excess cash flows at each distribution date, after absorbing any credit losses in the CDOs. These CDOs were required to be consolidated under FIN 46(R), thus the CDO collateral remained on the Condensed Consolidated Balance Sheet as investment securities. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the collateral is recorded at fair value on the Condensed Consolidated Balance Sheet, with revaluation adjustments recorded through current period earnings. The CDO debt issued to third parties, which was required to be carried at amortized cost, was classified as secured debt on the Condensed Consolidated Balance Sheet. Our retained economic interests are not carried on the Condensed Consolidated Balance Sheet.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Similar to the on-balance sheet securitizations discussed above, we experienced significant devaluation in our retained economic interests in the on-balance sheet CDO transactions during 2007. The devaluation of our retained economic interests was primarily the result of cash flows being contractually diverted away from our retained interest to build cash reserves as a direct result of certain failed securitization triggers and significant illiquidity in the CDO market. While our economic exposure was reduced to approximately zero, as evidenced by our retained economic interest values, we continued writing down the CDO collateral with no offsetting reduction in the associated CDO debt balances. Thus, prior to fair value option election, we were recording accounting losses beyond our economic exposure. In order to eliminate the accounting mismatch, we elected the fair value option for the debt balances recorded for CDO I and CDO II on January 1, 2008.

As part of the cumulative effect of adopting SFAS 159, we removed deferred upfront securitization costs related to CDO I and CDO II. The removal of the deferred deal costs, as well as the adjustment required to have the item’s carrying value equal fair value at January 1, 2008, resulted in a net cumulative-effect adjustment recorded to beginning retained earnings of $35 million. These fair value option elections did not have a material impact on our deferred tax balances.

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

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following summarizes the fair value option elections and information regarding the amounts recorded within earnings for each fair value option elected item.

	Changes included in the Condensed Consolidated Income Statement
	for the three months ended June 30, 2008
	Consumer				Total	Change in
	financing	Interest	Investment	Other	included in	fair value
($ in millions)	revenue	expense	income	income	earnings	due to credit risk

Assets
Consumer finance receivables and loans, net of unearned income	$182	$—	$—	($767)	($585)	($70	)(a)
Liabilities
Secured debt:
On-balance sheet securitization debt	$—	($95)	$—	$693	$598	$48	(b)
Collateralized debt obligations	—	(3)	22	—	19	—	(c)

Total					$32

(a)	The credit impact for consumer finance receivables and loans were quantified by applying internal credit loss assumptions to cash flow models.
(b)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero, at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.
(c)	The credit impact for collateralized debt obligations is assumed to be zero until our economic interests in the securitization is reduced to zero, at which point the losses projected on the underlying collateral will be expected to be passed through to the securitization’s bonds. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Changes included in the Condensed Consolidated Income Statement
	for the six months ended June 30, 2008
	Consumer				Total	Change in
	financing	Interest	Investment	Other	included in	fair value
($ in millions)	revenue	expense	income	income	earnings	due to credit risk

Assets
Consumer finance receivables and loans, net of unearned income	$380	$—	$—	($2,968)	($2,588)	($88	) (a)
Liabilities
Secured debt:
On-balance sheet securitization debt	$—	($209)	$—	$2,840	$2,631	$70	(b)
Collateralized debt obligations	—	(8)	43	—	35	—	(c)

Total					$78

(a)	The credit impact for consumer finance receivables and loans were quantified by applying internal credit loss assumptions to cash flow models.
(b)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero, at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.
(c)	The credit impact for collateralized debt obligations is assumed to be zero until our economic interests in the securitization is reduced to zero, at which point the losses projected on the underlying collateral will be expected to be passed through to the securitization’s bonds. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

Interest income on mortgage loans held-for-investment is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the days interest due. Interest expense on the on-balance sheet securitizations is measured by multiplying bond principal by the coupon rate and days interest due to the investor.

The following table provides the aggregate fair value and the aggregate unpaid principal balance for the fair value option-elected loans and long-term debt instruments.

			Difference between
		Unpaid	fair value and unpaid
June 30, 2008 ($ in millions)	Fair value	principal balance	principal balance

Assets
Consumer finance receivables and loans, net of unearned income:
Total loans	$2,658	$9,737	($7,079)
Loans 90+ days past due (a)	(b)	1,361	(b)
Nonaccrual loans	(b)	1,786	(b)
Liabilities
Secured debt:
On-balance sheet securitization debt	(2,754)	(9,243)	6,489
Collateralized debt obligations	(248)	(327)	79

(a)	Loans 90+ days past due are also presented within the nonaccrual loan balance.
(b)	The fair value of loans held-for-sale is calculated on a pooled basis, which does not allow us to reliably estimate the fair value of loans 90+ days past due or nonaccrual loans. As a result, the fair value of these loans is not included in the table above. For further discussion regarding the pooled basis, refer to the previous section of this note titled, Consumer finance receivables, net of unearned income.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14.    Segment Information

Financial results for our reportable segments are summarized below.

	Global Automotive Finance
	operations (a)
	North
Three months ended	American	International		Insurance
June 30, ($ in millions)	operations (a)	operations (b)	ResCap	operations	Other (c)	Consolidated

2008
Net financing (loss) revenue	($648)	$233	$1	$—	$250	($164)
Other revenue	569	390	(557)	1,245	(168)	1,479

Total net (loss) revenue	(79)	623	(556)	1,245	82	1,315
Provision for credit losses	249	48	463	—	11	771
Total noninterest expense	542	414	712	1,052	133	2,853

(Loss) income before income tax (benefit) expense	(870)	161	(1,731)	193	(62)	(2,309)
Income tax (benefit) expense	(16)	24	129	58	(22)	173

Net (loss) income	($854)	$137	($1,860)	$135	($40)	($2,482)

Total assets	$129,312	$39,213	$64,771	$12,924	($18,528)	$227,692

2007
Net financing revenue	$33	$210	$57	$—	$108	$408
Other revenue (loss)	735	208	788	1,166	(30)	2,867

Total net revenue	768	418	845	1,166	78	3,275
Provision for credit losses	66	37	327	—	—	430
Total noninterest expense	364	270	722	978	59	2,393

Income (loss) before income tax expense (benefit)	338	111	(204)	188	19	452
Income tax expense (benefit)	23	31	50	57	(2)	159

Net income (loss)	$315	$80	($254)	$131	$21	$293

Total assets	$117,261	$31,800	$120,545	$13,956	($630)	$282,932

(a)	North American operations consists of automotive financing in the United States, Canada, and Puerto Rico. International operations consists of automotive financing and full-service leasing in all other countries.
(b)	Amounts include intrasegment eliminations between the North American operations and International operations.
(c)	Represents our Commercial Finance business, equity interest in Capmark, certain corporate activities, and reclassifications and eliminations between the reportable operating segments.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Global Automotive Finance
	operations (a)
	North
Six months ended June 30,	American	International		Insurance
($ in millions)	operations (a)	operations (b)	ResCap	operations	Other (c)	Consolidated

2008
Net financing (loss) revenue	($601)	$452	($102)	$—	$444	$193
Other revenue (loss)	1,279	648	(475)	2,492	(413)	3,531

Total net revenue (loss)	678	1,100	(577)	2,492	31	3,724
Provision for credit losses	366	103	762	—	13	1,244
Total noninterest expense	1,022	700	1,297	2,132	208	5,359

(Loss) income before income tax (benefit) expense	(710)	297	(2,636)	360	(190)	(2,879)
Income tax (benefit) expense	(10)	56	83	93	(30)	192

Net (loss) income	($700)	$241	($2,719)	$267	($160)	($3,071)

Total assets	$129,312	$39,213	$64,771	$12,924	($18,528)	$227,692

2007
Net financing revenue	$64	$422	$230	$—	$235	$951
Other revenue (loss)	1,485	409	1,116	2,338	(45)	5,303

Total net revenue	1,549	831	1,346	2,338	190	6,254
Provision for credit losses	165	73	869	—	4	1,111
Total noninterest expense	728	522	1,532	1,959	105	4,846

Income (loss) before income tax expense (benefit)	656	236	(1,055)	379	81	297
Income tax expense (benefit)	36	63	110	105	(5)	309

Net income (loss)	$620	$173	($1,165)	$274	$86	($12)

Total assets	$117,261	$31,800	$120,545	$13,956	($630)	$282,932

(a)	North American operations consists of automotive financing in the United States, Canada, and Puerto Rico. International operations consists of automotive financing and full-service leasing in all other countries.
(b)	Amounts include intrasegment eliminations between the North American operations and International operations.
(c)	Represents our Commercial Finance business, equity interest in Capmark, certain corporate activities, and reclassifications and eliminations between the reportable operating segments.

15.    Restructuring Charges

On October 17, 2007, ResCap announced a restructuring plan that would reduce its workforce, streamline its operations, and revise its cost structure to enhance its flexibility. The announced restructuring plan included reducing the ResCap worldwide workforce by approximately 25%, or approximately 3,000 associates, with the majority of these reductions occurring in the fourth quarter of 2007. This reduction in workforce was in addition to measures undertaken in the first half of 2007 when 2,000 positions were eliminated. During the three months and six months ended June 30, 2008, ResCap incurred additional restructuring costs of $18 million and $38 million, respectively, related to severance and related costs associated with the continuation of the workforce reduction plans in the United Kingdom and continental Europe.

On February 20, 2008, we announced a restructuring of our North American Automotive Finance operations to reduce costs, streamline operations, and position the business for scalable growth. The restructuring includes merging a number of separate business offices into five regional business centers located in the areas of Atlanta, Chicago, Dallas, Pittsburgh, and Toronto. The plan includes reducing the North American Automotive Finance operations workforce by approximately 930 employees, which represents about 15% of the 6,275 employees of these operations. These actions are planned to occur largely by the end of

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2008. During the three months and six months ended June 30, 2008, our North American Automotive Finance operations incurred restructuring costs related to severance and related costs of $21 million and $32 million, respectively.

In addition to the announced restructuring plans described above, our International Automotive Finance operations and Insurance operations incurred additional restructuring charges of $11 million and $14 million during the three months and six months ended June 30, 2008, respectively.

The restructuring charges primarily include severance pay, the buyout of employee agreements, and lease terminations. The following table summarizes by category, restructuring charge activity for the six months ended June 30, 2008:

			Cash paid
	Liability	Restructuring	or otherwise	Liability
	balance at	charges through	settled through	balance at
($ in millions)	December 31, 2007	June 30, 2008	June 30, 2008	June 30, 2008

Restructuring charges:
Employee severance	$32	$76	$45	$63
Lease termination	45	8	16	37

Total restructuring charges	$77	$84	$61	$100

16.    Subsequent Events

GMAC Bank Matters

On February 1, 2008, Cerberus FIM, LLC; Cerberus FIM Investors, LLC; and FIM Holdings LLC (collectively, the FIM Entities), submitted a letter to the Federal Deposit Insurance Corporation (FDIC) requesting that the FDIC waive certain of the requirements contained in a two-year disposition agreement among each of the FIM Entities and the FDIC that was entered into in connection with the Sale Transactions. The Sale Transactions resulted in a change of control of GMAC Bank, an industrial bank, which required the approval of the FDIC. Prior to the Sale Transactions, the FDIC had imposed a moratorium on the approval of any applications for change in bank control notices submitted to the FDIC with respect to any industrial bank. As a condition to granting the application in connection with the change of control of GMAC Bank during the moratorium, the FDIC required each of the FIM Entities to enter into a two-year disposition agreement. That agreement required, among other things, that by no later than November 30, 2008, the FIM Entities complete one of the following actions: (1) become registered with the appropriate federal banking agency as a depository institution holding company pursuant to the Bank Holding Act or the Home Owners’ Loan Act; (2) divest control of GMAC Bank to one or more persons or entities other than prohibited transferees; (3) terminate GMAC Bank’s status as an FDIC-insured depository institution; or (4) obtain from the FDIC a waiver of the requirements set forth in this sentence on the ground that applicable law and FDIC policy permit similarly situated companies to acquire control of FDIC-insured industrial banks.

On July 15, 2008, the FDIC determined to address the FIM Entities’ waiver request through execution of a ten-year extension of the existing two-year disposition requirement. Pursuant to the extension, the FIM Entities have until November 30, 2018, to complete one of the four actions enumerated above. Certain agreements as described below were entered into in connection with this extension.

•	On July 21, 2008, each of GMAC, the FIM Entities, IB Finance Holding Company, LLC (Holdings), GMAC Bank and the FDIC (collectively, the Contracting Parties) entered into a Parent Company Agreement (the PA). The PA requires GMAC to maintain its capital at a level such that the ratio of its total equity to total assets is at least 5%. The PA defines “total equity” and “total assets” as total equity

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

and total assets, respectively, as reported on GMAC’s consolidated balance sheet in its quarterly and annual reports filed with the SEC. The PA further requires GMAC, beginning December 31, 2008, to maintain its capital at a level such that the ratio of its tangible equity to tangible assets is at least 5%. For this purpose, “tangible equity” means “total equity” minus goodwill and other intangible assets, net of accumulated amortization (other than mortgage servicing assets), and “tangible assets” means “total assets” less all goodwill and other intangible assets (other than mortgage servicing assets). Further, the PA requires GMAC Bank to obtain FDIC approval prior to engaging in certain affiliate transactions, and for any major deviation or material change from its business plan for a seven-year period. The PA also requires GMAC and Holdings to submit certain periodic reports to the FDIC and to consent to examinations by the FDIC to monitor compliance with the PA, any other agreements executed in conjunction with the ten-year extension of the existing two-year disposition requirement, and applicable law.

•	On July 21, 2008, the Contracting Parties entered into a Capital and Liquidity Maintenance Agreement (the CLMA). The CLMA requires capital at GMAC Bank to be maintained at a level such that GMAC Bank’s leverage ratio is at least 11% for a three-year period. The CLMA defines “leverage ratio” as the ratio of Tier 1 capital to total assets, as those amounts are determined pursuant to FDIC regulations related to capital requirements in 12 C.F.R., Section 325.2. Following the initial three-year period, GMAC Bank must continue to be “well capitalized” as defined in 12 C.F.R. Part 325. The CLMA further requires GMAC (and such additional Contracting Parties acceptable to the FDIC) to extend a $3 billion unsecured revolving line of credit to GMAC Bank.

Dividend of Voting Interest of GMACI

On April 8, 2008, we announced that we were implementing a plan related to GMACI Holdings LLC (GMACI), the holding company for our Insurance operations, in the interest of maintaining the current financial strength rating for the GMAC Insurance Group of companies, including Motors Insurance Corporation. The plan was developed in response to action by A.M. Best Co. on February 27, 2008, placing GMACI’s A- (Excellent) rating under review with negative implications. Accordingly, on July 22, 2008, we effectuated the plan by providing a dividend of 100% of the voting interest of GMACI to the current holders of our common membership equity, which include FIM Holdings and subsidiaries of GM. The dividend was made pro rata in accordance with the current common equity ownership percentages held by these entities. We continue to hold 100% of the economic interests in GMACI. On July 25, 2008, A.M. Best Co. removed GMACI from under review with negative implications, affirmed the A- rating, and assigned a negative outlook. There can be no assurance that the current A.M. Best Co. ratings will remain unchanged.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

GMAC is a leading, independent, globally diversified, financial services firm with approximately $228 billion of assets at June 30, 2008, and operations in approximately 40 countries. Founded in 1919 as a wholly owned subsidiary of General Motors Corporation (General Motors or GM), GMAC was established to provide GM dealers with the automotive financing necessary to acquire and maintain vehicle inventories and to provide retail customers the means by which to finance vehicle purchases through GM dealers. On November 30, 2006, GM sold a 51% interest in us for approximately $7.4 billion (the Sale Transactions) to FIM Holdings LLC (FIM Holdings), an investment consortium led by Cerberus FIM Investors, LLC, the sole managing member. The consortium also includes Citigroup Inc., Aozora Bank Ltd., and a subsidiary of The PNC Financial Services Group, Inc.

Our products and services have expanded beyond automotive financing as we currently operate in the following lines of business — Global Automotive Finance, Mortgage (Residential Capital, LLC or ResCap), and Insurance. The following table summarizes the operating results of each line of business for the three months and six months ended June 30, 2008 and 2007. Operating results for each of the lines of business are more fully described in the Management’s Discussion and Analysis (MD&A) sections that follow.

	Three months ended			Six months ended
	June 30,			June 30,
			Favorable/			Favorable/
			(unfavorable)			(unfavorable)
($ in millions)	2008	2007	% change	2008	2007	% change

Total net revenue (loss)
Global Automotive Finance	$544	$1,186	(54)	$1,778	$2,380	(25)
ResCap	(556)	845	(166)	(577)	1,346	(143)
Insurance	1,245	1,166	7	2,492	2,338	7
Other	82	78	5	31	190	(84)

Net (loss) income
Global Automotive Finance	($717)	$395	n/m	($459)	$793	(158)
ResCap	(1,860)	(254)	n/m	(2,719)	(1,165)	(133)
Insurance	135	131	3	267	274	(3)
Other	(40)	21	n/m	(160)	86	n/m

n/m =	not meaningful

•	Our Global Automotive Finance operations offer a wide range of financial services and products (directly and indirectly) to retail automotive consumers, automotive dealerships, and other commercial businesses. Our Global Automotive Finance operations consist of two separate reportable segments — North American Automotive Finance operations and International Automotive Finance operations. The products and services offered by our Global Automotive Finance operations include the purchase of retail installment sales contracts and leases, offering of term loans, dealer floor plan financing and other lines of credit to dealers, fleet leasing, and vehicle remarketing services. Whereas most of our operations focus on prime automotive financing to and through GM or GM-affiliated dealers, our Nuvell operations, which is part of our North American Automotive Finance operations, focuses on nonprime automotive financing to GM-affiliated dealers. Our Nuvell operations also provides private-label automotive financing. Our National operations, which is also part of our North American Automotive Finance operations, focuses on prime and nonprime financing to non-GM dealers. In addition, our Global Automotive Finance operations utilize asset securitization and whole-loan sales as a critical component of our diversified funding strategy.

•	Our ResCap operations engage in the origination, purchase, servicing, sale, and securitization of consumer (i.e., residential) mortgage loans and mortgage-related products (e.g., real estate services). Typically, mortgage loans are originated and sold to investors in the secondary market including securitization transactions in which the assets are legally sold but are accounted for as secured financings. In response to market conditions, ResCap has significantly reduced its production of loans that do not conform to the underwriting guidelines of Fannie Mae and Freddie Mac. ResCap has further curtailed activities related to both its business capital group, which provides financing and equity capital to residential land developers and homebuilders and financing to resort developers, and its international business group, which includes substantially all of its operations outside of the United States. Certain agreements are in place between ResCap and us that restrict ResCap’s ability to declare dividends or prepay subordinated indebtedness owed to us and inhibit our ability to return funds for dividend and debt payments.

•	Our Insurance operations offer vehicle service contracts and underwrite personal automobile insurance coverages (ranging from preferred to nonstandard risks), homeowners’ insurance coverage, and selected commercial insurance and reinsurance coverages. We are a leading provider of vehicle service contracts with mechanical breakdown and maintenance coverages. Our vehicle service contracts offer vehicle owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle warranty. We underwrite and market nonstandard, standard, and preferred-risk physical damage and liability insurance coverages for passenger automobiles, motorcycles, recreational vehicles, and commercial automobiles through independent agency, direct response, and internet channels. Additionally, we market private-label insurance through a long-term agency relationship with Homesite Insurance, a national provider of home insurance products. We provide commercial insurance, primarily covering dealers’ wholesale vehicle inventory, and reinsurance products. Internationally, ABA Seguros provides certain commercial business insurance exclusively in Mexico.

•	Other operations consist of our Commercial Finance Group, an equity investment in Capmark (our former commercial mortgage operations), corporate activities, and reclassifications and eliminations between the reportable segments.

Consolidated Results of Operations
The following table summarizes our consolidated operating results for the periods shown.

	Three months ended			Six months ended
	June 30,			June 30,
			Favorable/			Favorable/
			(unfavorable)			(unfavorable)
($ in millions)	2008	2007	% change	2008	2007	% change

Revenue
Total financing revenue	$4,822	$5,316	(9)	$9,754	$10,613	(8)
Interest expense	2,869	3,735	23	6,048	7,407	18
Depreciation expense on operating lease assets	1,401	1,173	(19)	2,797	2,255	(24)
Impairment of investment in operating leases	716	—	n/m	716	—	n/m

Net financing (loss) revenue	(164)	408	(140)	193	951	(80)
Other revenue
Net loan servicing income	280	404	(31)	1,161	662	75
Insurance premiums and service revenue earned	1,123	1,051	7	2,232	2,092	7
(Loss) gain on mortgage and automotive loans, net	(1,099)	399	n/m	(1,698)	363	n/m
Investment income (loss)	185	227	(19)	(45)	535	(108)
Other income	990	786	26	1,881	1,651	14

Total other revenue	1,479	2,867	(48)	3,531	5,303	(33)
Total net revenue	1,315	3,275	(60)	3,724	6,254	(40)
Provision for credit losses	771	430	(79)	1,244	1,111	(12)
Noninterest expense
Insurance losses and loss adjustment expenses	714	563	(27)	1,344	1,136	(18)
Other operating expenses	2,139	1,830	(17)	4,015	3,710	(8)

Total noninterest expense	2,853	2,393	(19)	5,359	4,846	(11)
(Loss) income before income tax expense	(2,309)	452	n/m	(2,879)	297	n/m
Income tax expense	173	159	(9)	192	309	38

Net (loss) income	($2,482)	$293	n/m	($3,071)	$(12)	n/m

n/m = not meaningful

We reported a net loss of $2.5 billion for the three months ended June 30, 2008, compared to net income of $293 million for the three months ended June 30, 2007, and a net loss of $3.1 billion for the six months ended June 30, 2008, compared to a net loss of $12 million for the same period in 2007. The 2008 results reflect a $716 million impairment of vehicle operating lease assets in our North American operations as a result of declining vehicle sales and lower used vehicle prices for certain segments. Results also reflect significant losses recognized by ResCap, related to asset sales, unfavorable valuation adjustments, and higher loan loss provisions, due to continued deterioration in the mortgage market. The losses were partially offset by a gain on the extinguishment of debt of $616 million and $1.1 billion during the three months and six months ended June 30, 2008, respectively.

Total financing revenue decreased by 9% and 8% in the three months and six months ended June 30, 2008, respectively, compared to the same periods in 2007, primarily due to decreases experienced by ResCap as a result of a decrease in the size of the loan portfolio, due to lower levels of loan production as the operations focused on prime conforming originations, continued portfolio runoff, and reductions caused by the deconsolidation of $27.4 billion in securitization trusts during the second half of 2007. In addition, our North American Automotive Finance operations experienced decreases in consumer finance revenue due to lower interest rates and a lower asset base, as a result of increased securitization and whole-loan sale activity throughout 2007 as the business moved to an originate-to-distribute model during the second half of 2007. Partially offsetting this decrease was an increase in operating lease income of 24% and 29% in the three months and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The operating lease portfolio was lower as of June 30, 2007, due to approximately $12.6 billion of net operating assets being transferred to GM during November 2006 as part of the Sale Transactions. Subsequent to the transfer, the operating lease portfolio and the associated revenue gradually increased through June 30, 2008, because of new originations following this transfer. Similarly, depreciation expense on operating lease assets increased 19% in the three months ended June 30, 2008, and 24% in the first six months of 2008, compared to the same periods in 2007, as a result of the larger portfolio.

Interest expense decreased 23% and 18% in the three months and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The decrease during both periods was primarily due to lower average borrowings at ResCap due to a $52.9 billion reduction in the asset base during the same period, which was partially offset by higher funding rates due to unfavorable market conditions resulting in lower advance rates, increases in cost of funds on unsecured debt due to the step-up in coupon resulting from ratings downgrades, and higher coupon rates on our new secured debt.

The $716 million impairment of vehicle operating lease assets recognized by our North American operations was the result of declining vehicle sales and lower used vehicle prices for certain vehicle segments. No such impairment was recognized during 2007.

Net loan servicing income decreased 31% during the three months June 30, 2008, compared to the same period in 2007, but increased 75% during the six months ended June 30, 2008, compared to the same periods in 2007. The decrease during the three month period was primarily attributable to fewer servicing assets at ResCap, due to certain servicing assets being sold in the last half of 2007 and the first half of 2008, and unfavorable mortgage servicing valuations. During both the three and six months ended June 30, 2008, our Global Automotive Finance operations experienced a decrease driven by a decrease in servicing fees collected from GM, as certain operating leases transferred during the Sale Transactions reached the end of their lease term. The increase during the six month period was primarily driven by favorable hedge valuations experienced by ResCap during the three months ended March 31, 2008.

Insurance premiums and service revenue earned increased 7% in both the three months and six months ended June 30, 2008, compared to the same periods in 2007. The increase was primarily due to growth internationally, both organically and through the second quarter 2007 acquisition of Provident Insurance. The increases were partially offset by challenging domestic pricing conditions.

The net loss on mortgage and automotive loans was $1.1 billion for the three months ended June 30, 2008, compared to net income of $399 million for the same period in 2007, and was a net loss of $1.7 billion for the six months ended June 30, 2008, compared to net income of $363 million for the same period in 2007. The losses during both 2008 periods were primarily the result of the sale of certain mortgage loans to enhance liquidity, at significantly lower prices due to the absence of traditional investor demand. Additionally, unfavorable pricing on automotive loans and unfavorable valuations on the loans held-for-sale portfolio impacted our North American Automotive Finance operations.

Our investment income decreased 19% and 108% during the three months and six months ended June 30, 2008, compared to same periods in 2007. The decreases primarily related to declines in the fair value of retained interests held by ResCap as a result of increased credit losses, rating agency downgrades, declines in the value of underlying collateral, market illiquidity, and changes in discount rate assumptions in certain foreign markets. Additionally, certain investment securities were sold at a loss by our North American Automotive Finance operations due to current market conditions.

Other income increased 26% and 14% during the three months and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Results for the three months ended June 30, 2008, included a $647 million gain recognized by ResCap related to debt extinguishments, offset by a $31 million loss recognized by our Other operations related to the repurchase and retirement of ResCap debt. Debt extinguishment gains were also recognized during the first quarter of 2008; therefore, results for the six months ended June 30, 2008, include debt extinguishment gains of $1.1 billion. The gains on extinguishment of debt were partially offset by decreases in real estate related revenue, due to the continued stress in the mortgage and capital markets and its affect on homebuilders.

The provision for credit losses unfavorably increased 79% and 12% in the three months and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Although average delinquency levels and frequency of loss are trending down overall, severity increases experienced by our North American Automotive Finance operations and ResCap was the primary driver for the increase during both periods. Additionally, our North American Automotive Finance operations recognized a provision of $109 million for retail balloon contract residuals, as the demand for used vehicles has decreased during these deteriorating economic conditions, resulting in higher defaults when the balloon payment comes due. The balloon loan portfolio, net of the allowance for credit losses, was $4.6 billion at June 30, 2008, compared to $6.6 billion at June 30, 2007. The provision increased less dramatically during the six month period because various financing deals were deconsolidated during the second half of 2007, which resulted in a lower provision expense during the three months ended March 31, 2008, due to a smaller held-for-investment portfolio.

Insurance losses and loss adjustment expenses increased 27% and 18% in the three months and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Losses and loss adjustment expenses increased primarily due to growth in our international operations, both organically and through the Provident acquisition, and less favorable spring and summer weather events in 2008, which adversely affected our dealer inventory insurance and reinsurance operations. The increase was partially offset by lower loss experience in our U.S. vehicle service contract business and our consumer products business, both driven by lower volumes.

Other operating expense increased 17% and 8% in the three months and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Expenses increased in both periods primarily due to greater losses on operating lease disposals, as a result of less favorable remarketing results. Additionally, remarketing, collection, and repossession costs increased due to an increase in vehicle volume.

Our consolidated tax expense increased 9% during the three months ended June 30, 2008, compared to the same periods in 2007, but decreased 38% during the six months ended June 30, 2008, compared to the same period in 2007. The decrease during the six-month period was primarily due to higher current period losses in ResCap’s international operations for which no tax benefit was recorded and new valuation allowances that were established for prior year losses.

Effective November 28, 2006, GMAC and certain U.S. subsidiaries became pass-through entities for U.S. federal income tax purposes. Subsequent to November 28, 2006, U.S. federal, state, and local income tax expense is generally not incurred by these entities as they ceased to be taxable entities in all but a few local tax jurisdictions that continue to tax LLCs or partnerships. Our banking, insurance, and foreign subsidiaries are generally taxable corporations and continue to be subject to U.S. federal, state, local, and foreign income taxes.

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

	Three months ended			Six months ended
	June 30,			June 30,
			Favorable/			Favorable/
			(unfavorable)			(unfavorable)
($ in millions)	2008	2007	% change	2008	2007	% change

Revenue
Consumer	$1,128	$1,399	(19)	$2,267	$2,785	(19)
Commercial	430	443	(3)	871	825	6
Loans held-for-sale	127	—	n/m	283	—	n/m
Operating leases	2,135	1,729	23	4,238	3,297	29

Total financing revenue	3,820	3,571	7	7,659	6,907	11
Interest expense	2,119	2,155	2	4,296	4,167	(3)
Depreciation expense on operating leases	1,400	1,173	(19)	2,796	2,254	(24)
Impairment of investment in operating leases	716	—	n/m	716	—	n/m

Net financing (loss) revenue	(415)	243	n/m	(149)	486	(131)
Other revenue
Servicing fees	73	104	(30)	152	217	(30)
(Loss) gain on automotive loans, net	(37)	226	(116)	111	424	(74)
Investment income	120	89	35	175	170	3
Other income	803	524	53	1,489	1,083	37

Total other revenue	959	943	2	1,927	1,894	2
Total net revenue	544	1,186	(54)	1,778	2,380	(25)
Provision for credit losses	297	103	(188)	469	238	(97)
Noninterest expense	956	634	(51)	1,722	1,250	(38)

(Loss) income before income tax (benefit) expense	(709)	449	n/m	(413)	892	(146)
Income tax expense	8	54	85	46	99	54

Net (loss) income	($717)	$395	n/m	($459)	$793	(158)

Total assets	$168,525	$149,061	13

n/m = not meaningful

Global Automotive Finance operations experienced a net loss of $717 million and $459 million for the three months and six months ended June 30, 2008, respectively, compared to net income of $395 million and $793 million for the three months and six months ended June 30, 2007, respectively. Weaker performance was primarily driven by a $716 million impairment on operating lease assets in our North American operations, which more than offset profits in our International operations. Additional factors affecting results were an increase in the provision for credit losses, due to increased severity, and lower gains on sales.

Total financing revenue increased 7% and 11% for the three months and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Operating lease revenue increased during both periods due to an increase in the size of the operating lease portfolio. The operating lease portfolio was lower as of June 30, 2007, due to approximately $12.6 billion of net operating lease assets that were transferred to GM during November 2006 as part of the Sale Transactions. Subsequent to the transfer, the operating lease portfolio and the associated revenue and depreciation expense have gradually increased through June 30, 2008. Total financing revenue for the six months ended June 30, 2008, was also impacted by an increase in commercial revenue caused by favorable foreign currency translation adjustments and growth in our International operations. Partially offsetting these increases was a decline in consumer revenue. Consumer revenue, combined with interest income on consumer loans held-for-sale, decreased approximately 10% and 8% for the three and six months ended June 30, 2008, respectively, primarily due to a reduction in consumer asset levels and lower interest rates. Consumer finance receivables, including loans held-for-sale, declined by $8.7 billion, or approximately 15%, since June 30, 2007. Lower consumer asset levels were the result of increased securitization and whole-loan sale activities as the business refocused on an originate-to-distribute model. The $127 million and $283 million of income on consumer loans held-for-sale for the three and six months ended June 30, 2008, respectively, related to interest on loans that are expected to be sold in whole-loan transactions over the next twelve months.

Interest expense decreased 2% during the three months ended June 30, 2008, compared to the same period in 2007, but increased 3% during the three months ended June 30, 2008, compared to the same period in 2007. The activity remained relatively flat during both periods, despite higher debt balances, due to lower benchmark interest rates and a higher ratio of secured funding, which brought down the weighted average cost of debt.

The $716 million impairment of vehicle operating lease assets recognized by our North American operations resulted from a sharp decline in demand and used vehicle sale prices for sport-utility vehicles and trucks in the United States and Canada, which affected our remarketing proceeds for these vehicles. In measuring the impairment, we considered expected cash flows from various arrangements with GM, including approximately $750 million related to the risk-sharing arrangement; approximately $800 million related to the residual support program; and approximately $350 million of residual-related settlement payments. No such impairment was recognized in 2007.

Servicing fees decreased 30% during both the three months and six months ended June 30, 2008, compared to the same periods in 2007. The decreases for both periods were primarily the result of decreases in servicing fees collected from GM, as certain operating leases transferred during the Sale Transactions reached the end of their lease term. These decreases were partially offset by increases caused by higher securitization activity.

Net gains on automotive loans decreased 116% and 74% for the three months and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The decreases for both periods were primarily the result of current market conditions creating unfavorable pricing and an unfavorable valuation adjustment of $108 million related to the loans held-for-sale portfolio of our North American operations. Although whole-loan and off-balance sheet securitization activities increased, the unfavorable pricing generated higher losses in 2008, than in 2007. Refer to the Funding and Liquidity section of this MD&A for further discussion.

Investment income increased 35% and 3% during the three months and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The increase was primarily related to increased income on retained interests as a result of increased securitization activity. The increase during the six-month period was partially offset by losses recognized during the first quarter of 2008 related to the sale of certain investment securities.

Other income increased 53% and 37% for the three months and six months ended June 30, 2008, respectively, compared to the same periods in 2007, due to higher interest income on intercompany loans, caused by higher lending levels. Also contributing to the increases were favorable foreign currency translation adjustments.

Our provision for credit losses increased 188% and 97% during the three months and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The increases during both periods were primarily driven by increased loss severity despite average delinquency levels and frequency of loss trends improving. Additionally, the credit losses during both periods included $109 million related to retail balloon contract residuals as demand for used vehicles decreased.

Other noninterest expenses increased 51% and 38% for the three months and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The expenses increased during both periods primarily due to greater losses on operating lease disposals as a result of less favorable remarketing efforts. Additionally, remarketing, collection, and repossession costs increased due to an increase in returned vehicle volume.

Total income tax expense decreased 85% and 54% for the three months and six months ended June 30, 2008, respectively, compared to the same periods in 2007, due to the operating leases recognized by our North American operations.

As a result of prevailing market trends, we are taking steps to reduce the volume of new lease originations in the United States. We will also discontinue the SmartBuy balloon contract program, suspend all incentivized lease programs in Canada, and increase pricing and returns on other lending activities.

Automotive Financing Volume
The following table summarizes our new and used vehicle consumer and wholesale financing volume and our share of GM consumer and wholesale volume.

	Three months ended				Six months ended
	June 30,				June 30,
	GMAC		Share of GM		GMAC		Share of GM
	volume		retail sales		volume		retail sales
(units in thousands)	2008	2007	2008	2007	2008	2007	2008	2007

Consumer financing
GM new vehicles:
North America:
Retail contracts	180	214	26%	25%	362	415	27%	26%
Leases	118	164	17%	20%	255	299	19%	19%

Total North America	298	378	43%	45%	617	714	46%	45%
International (retail contracts and leases)	149	139	25%	24%	299	280	25%	24%

Total GM new units financed	447	517	35%	36%	916	994	36%	36%

Used units financed	147	129			280	252
Non-GM new units financed	36	28			60	53

Total consumer automotive financing volume	630	674			1,256	1,299

Wholesale financing
GM new vehicles:
North America	637	868	77%	77%	1,288	1,625	76%	75%
International	789	726	84%	88%	1,555	1,424	84%	88%

Total GM units financed	1,426	1,594	81%	82%	2,843	3,049	81%	81%

Non-GM units financed	56	53			104	99

Total wholesale volume	1,482	1,647			2,947	3,148

Our consumer automotive financing volume and penetration levels are significantly influenced by the nature, timing, and extent of GM’s use of rate, residual, and other financing incentives for marketing purposes on consumer retail automotive contracts and leases. Despite declining vehicle sales, our North American penetration levels during the three months and six months ended June 30, 2008, generally remained stable. The decline in the North American lease penetration level during the three months ended June 30, 2008, was the result of decreased lease volume. The consumer penetration levels of our International operations slightly increased during the three months and six months ended June 30, 2008, compared to the same periods in 2007, primarily due to increased penetration levels in our Asia Pacific and European operations.

Our wholesale automotive financing continued to be the primary funding source for GM-dealer inventories. Penetration levels in North America continued to reflect traditionally strong levels, consistent with recent historical experience. The wholesale penetration levels of our International operations decreased during the three months and six months ended June 30, 2008, compared to the same periods in 2007, primarily due to lower wholesale volume, particularly in our Asia Pacific operations.

Allowance for Credit Losses
The following table summarizes activity related to the allowance for credit losses for our Global Automotive Finance operations.

Three months ended June 30,	2008			2007
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Balance at April 1,	$1,276	$64	$1,340	$1,410	$71	$1,481
Provision for credit losses (a)	286	11	297	100	3	103
Charge-offs (b)	(352)	(4)	(356)	(199)	(3)	(202)
Recoveries	61	3	64	55	2	57
Other	8	—	8	—	(7)	(7)

Balance at June 30,	$1,279	$74	$1,353	$1,366	$66	$1,432

Allowance coverage (c)	2.80%	0.23%	1.85%	2.28%	0.23%	1.62%

(a)	Provision for credit losses include amounts related to balloon finance contracts of $109 million and $3 million for the three months ended June 30, 2008 and 2007, respectively.
(b)	Consumer charge-offs include amounts related to lump-sum payments on balloon finance contracts of $102 million and ($1) million for the three months ended June 30, 2008 and 2007, respectively.
(c)	Represents the related allowance for credit losses as a percentage of total on-balance sheet automotive retail contracts excluding loans held-for-sale.

Six months ended June 30,	2008			2007
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Balance at January 1,	$1,309	$61	$1,370	$1,460	$69	$1,529
Provision for credit losses (a)	454	15	469	235	3	238
Charge-offs (b)	(622)	(6)	(628)	(437)	(4)	(441)
Recoveries	121	2	123	108	2	110
Other	17	2	19	—	(4)	(4)

Balance at June 30,	$1,279	$74	$1,353	$1,366	$66	$1,432

Allowance coverage (c)	2.80%	0.23%	1.85%	2.28%	0.23%	1.62%

(a)	Provision for credit losses include amounts related to balloon finance contracts of $155 million and $8 million for the six months ended June 30, 2008 and 2007, respectively.
(b)	Consumer charge-offs include amounts related to lump-sum payments on balloon finance contracts of $144 million and $2 million for the six months ended June 30, 2008 and 2007, respectively.
(c)	Represents the related allowance for credit losses as a percentage of total on-balance sheet automotive retail contracts excluding loans held-for-sale.

Decreases in the level of allowance from 2007 levels were reflective of decreases in the on-balance sheet consumer portfolio over the same period. The increases in provision and charge-offs in the three months and six months ended June 30, 2008, compared to the same periods in 2007, was primarily attributable to losses incurred on our balloon finance contracts whereby an increasing number of customers are returning vehicles at the end of the term and the vehicles are then sold at auction. Despite the overall decline in the level of the allowance, the allowance for credit losses as a percentage of the total on-balance sheet consumer portfolio experienced an increase in comparison with 2007. The increased use of off-balance sheet securitizations and whole-loan sales activity within our North American operations resulted in the sale of contracts of a better credit quality as the process of creating a pool of retail finance receivables for securitization or sale typically excludes accounts that are greater than 30 days delinquent. In addition, the process involves selecting from a pool of receivables that are currently outstanding and thereby represent relatively seasoned accounts. A seasoned portfolio that excludes delinquent accounts historically results in better credit performance than the on-balance sheet portfolio of retail finance receivables on which the allowance for credit losses is based.

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

	Average	Charge-offs,
	retail	net of		Annualized net
Three months ended June 30,	contracts	recoveries (a)		charge-off rate
($ in millions)	2008	2008	2007	2008	2007

Managed
North America	$48,876	$205	$128	1.68%	1.03%
International	19,677	36	25	0.72%	0.59%

Total managed	$68,553	$241	$153	1.40%	0.92%

On-balance sheet
North America	$34,233	$162	$123	1.89%	1.15%
International	19,677	36	25	0.72%	0.59%

Total on-balance sheet	$53,910	$198	$148	1.47%	0.99%

(a)	Net charge-offs include amounts related to loans held-for-sale and exclude amounts related to the lump-sum payments on balloon finance contracts of $102 million and ($1) million for the three months ended June 30, 2008 and 2007, respectively.

	Average	Charge-offs,
	retail	net of		Annualized net
Six months ended June 30,	contracts	recoveries (a)		charge-off rate
($ in millions)	2008	2008	2007	2008	2007

Managed
North America	$49,341	$401	$289	1.63%	1.16%
International	19,308	70	51	0.73%	0.61%

Total managed	$68,649	$471	$340	1.37%	1.02%

On-balance sheet
North America	$34,863	$319	$279	1.83%	1.29%
International	19,308	70	51	0.73%	0.61%

Total on-balance sheet	$54,171	$389	$330	1.44%	1.10%

(a)	Net charge-offs include amounts related to loans held-for-sale and exclude amounts related to the lump-sum payments on balloon finance contracts of $144 million and $2 million for the six months ended June 30, 2008 and 2007, respectively.

Charge-offs in both the North American and International managed portfolios increased during the three months and six months ended June 30, 2008, compared to the same periods in 2007. In North America, both frequency and severity of losses increased compared to prior year levels, mainly due to the underlying credit quality of retail contracts originated during the second half of 2006 and first half of 2007 (refer to delinquency discussion below). Also contributing to the increase was higher severity from a weak used-vehicle market in the United States and Canada. Increased charge-offs in the International portfolio primarily reflect weakness in Spain, Colombia, and Brazil.

The following table summarizes pertinent delinquency experience in the consumer automotive retail contract portfolio.

	Percent of retail contracts
	30 days or more past due (a)
	Managed		On-balance sheet
Six months ended June 30,	2008	2007	2008	2007

North America	2.32%	2.44%	2.52%	2.72%
International	2.44%	2.59%	2.44%	2.59%

Total	2.36%	2.49%	2.49%	2.67%

(a)	Past due contracts are calculated on the basis of the average number of contracts delinquent during a month and exclude accounts in bankruptcy.

Delinquencies in the North American managed portfolio decreased as of June 30, 2008, compared to June 30, 2007. We attribute much of the decrease to a shift in underwriting standards that has occurred since the second half of 2007. During the second half of 2006 through the first half of 2007, we underwrote a number of U.S. retail contracts that resulted in an unusually high rate of early payment defaults. When the early defaults began, we tightened our underwriting policy to reduce this production. As a result, delinquency rates have improved. The decrease in delinquencies also reflected expanded resources dedicated to servicing and collections efforts beginning in the second half of 2007. International consumer credit portfolio performance remained strong as delinquencies have declined compared to the prior year level.

In addition to the preceding loss and delinquency data, the following table summarizes bankruptcy information for the U.S. consumer automotive retail contract portfolio (which represented approximately 47% and 62% of our on-balance sheet consumer automotive retail contract portfolio as of June 30, 2008 and 2007, respectively) and repossession information for the Global Automotive Finance operations consumer automotive retail contract portfolio:

	Managed		On-balance sheet
Three months ended June 30,	2008	2007	2008	2007

United States:
Average retail contracts in bankruptcy (in units) (a)	49,642	61,530	43,030	60,105
Bankruptcies as a percentage of average number of contracts outstanding	1.94%	2.11%	2.56%	2.43%
North America:
Retail contract repossessions (in units)	17,938	17,230	13,322	16,142
Annualized repossessions as a percentage of average number of contracts outstanding	2.34%	2.04%	2.54%	2.31%
International:
Retail contract repossessions (in units)	3,037	3,288	3,037	3,288
Annualized repossessions as a percentage of average number of contracts outstanding	0.72%	0.81%	0.72%	0.81%

(a)	Includes those accounts where the customer has filed for bankruptcy and is not yet discharged, the customer was discharged from bankruptcy but did not reaffirm their loan with GMAC, and other special situations where the customer is protected by applicable law with respect to GMAC’s normal collection policies and procedures.

	Managed		On-balance sheet
Six months ended June 30,	2008	2007	2008	2007

United States:
Average retail contracts in bankruptcy (in units) (a)	50,536	64,419	44,732	63,211
Bankruptcies as a percentage of average number of contracts outstanding	1.94%	2.19%	2.57%	2.50%
North America:
Retail contract repossessions (in units)	39,218	36,781	29,734	34,791
Annualized repossessions as a percentage of average number of contracts outstanding	2.54%	2.17%	2.79%	2.46%
International:
Retail contract repossessions (in units)	5,831	6,266	5,831	6,266
Annualized repossessions as a percentage of average number of contracts outstanding	0.69%	0.77%	0.69%	0.77%

(a)	Includes those accounts where the customer has filed for bankruptcy and is not yet discharged, the customer was discharged from bankruptcy but did not reaffirm their loan with GMAC, and other special situations where the customer is protected by applicable law with respect to GMAC’s normal collection policies and procedures.

Bankruptcy filings continued to decrease during the three months and six months ended June 30, 2008, consistent with decreases experienced throughout the year ended December 31, 2007. The decreases throughout both periods were related to the gradual emergence of consumers who filed bankruptcy in 2005 prior to a change in bankruptcy law that made it more difficult for some consumers to qualify for certain bankruptcy protection. The significant increase of bankruptcy filings prior to the change in law resulted in a situation where the number of contracts emerging from bankruptcy exceeds the number of contracts entering bankruptcy.

Consistent with the decrease in delinquency trends, our International operations experienced decreased repossessions for the six months ended June 30, 2008, compared to the same period in 2007. Our North American operations, however, experienced increased repossessions primarily attributable to increased delinquencies due to credit deterioration. The number of repossessions related to on-balance sheet retail contracts decreased because of increased securitization activity; however, annualized repossessions as a percentage of the average number of contracts also increased due to higher delinquency rates.

Commercial Credit
The credit risk of our commercial portfolio is tied to overall economic conditions in the countries in which we operate and the particular circumstances of individual borrowers.

At June 30, 2008, the commercial receivables that had been securitized and accounted for as off-balance sheet transactions primarily represented wholesale lines of credit extended to automotive dealerships, which historically have experienced low charge-offs, and some dealer term loans. As a result, only the on-balance sheet commercial portfolio credit experience is presented in the following table.

	Total
	loans	Impaired loans (a)
	June 30,	June 30,	Dec 31,
($ in millions)	2008	2008	2007

Wholesale	$27,405	$240	$44
Impaired loans as a percentage of total loans		0.88%	0.19%
Other commercial financing	4,641	19	8
Impaired loans as a percentage of total loans		0.41%	0.18%

Total on-balance sheet	$32,046	$259	$52
Impaired loans as a percentage of total loans		0.81%	0.19%

(a)	Includes loans where it is probable that we will be unable to collect all amounts due according to the terms of the loan.

Charge-offs on the commercial portfolio remained at traditionally low levels as these receivables were generally secured by vehicles, real estate, and other forms of collateral, which help mitigate losses on the loans in the event of default. The increase in impaired loans between December 31, 2007, and June 30, 2008, related to a particular dealer classified as impaired during the three months ended June 30, 2008.

ResCap Operations

Results of Operations
The following table summarizes the operating results for ResCap for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended			Six months ended
	June 30,			June 30,
			Favorable/			Favorable/
			(unfavorable)			(unfavorable)
($ in millions)	2008	2007	% change	2008	2007	% change

Revenue
Total financing revenue	$916	$1,667	(45)	$1,919	$3,541	(46)
Interest expense	915	1,610	43	2,021	3,311	39

Net financing revenue (loss)	1	57	(98)	(102)	230	(144)
Servicing fees	392	452	(13)	784	899	(13)
Servicing asset valuation and hedge activities, net	(185)	(152)	(22)	225	(454)	150

Net loan servicing income	207	300	(31)	1,009	445	127
(Loss) gain on mortgage loans, net	(1,062)	173	n/m	(1,810)	(61)	n/m
Other income	298	315	(5)	326	732	(55)

Total other (expense) revenue	(764)	488	n/m	(1,484)	671	n/m
Total net (loss) revenue	(556)	845	(166)	(577)	1,346	(143)
Provision for credit losses	463	327	(42)	762	869	12
Noninterest expense	712	722	1	1,297	1,532	15

Loss before income tax expense	(1,731)	(204)	n/m	(2,636)	(1,055)	(150)
Income tax expense	129	50	(158)	83	110	25

Net loss	($1,860)	($254)	n/m	($2,719)	($1,165)	(133)

Total assets	$64,771	$120,545	(46)

n/m = not meaningful

ResCap experienced net losses of $1.9 billion and $2.7 billion for the three months and six months ended June 30, 2008, respectively, compared to net losses of $254 million and $1.2 billion for the three months and six months ended June 30, 2007, respectively. The 2008 results were adversely affected by continued pressure in the domestic housing markets and the foreign mortgage and capital markets. The adverse conditions resulted in lower net interest margins, lower loan production, significant realized losses on sales of mortgage loans, fair value declines related to mortgage loans held-for-sale and trading securities, impairments on real estate investments, and reduced gains associated with the disposition of real estate acquired through foreclosure. As these market conditions persist, particularly in the foreign markets, these unfavorable impacts on our results of operations may continue.

Net financing revenue was $1 million for the three months ended June 30, 2008, compared to $57 million for the same period in 2007. During the six months ended June 30, 2008, ResCap experienced a net financing loss of $102 million, compared to net revenue of $230 million during the six months ended June 30, 2007. The decreases in total financing revenue for both periods were due to the decreases in the size of the loan portfolios as a result of declines in mortgage production, continued portfolio runoffs, and reductions caused by the deconsolidation of $27.4 billion in securitization trusts in the last quarter of 2007. The decreases were further attributable to an increase in nonaccrual loans caused by higher delinquencies, lower servicing float income, and decreases in commercial lending yields. The decreases in interest expense due to lower average borrowings were partially offset by higher funding rates due to unfavorable market conditions resulting in lower advance rates on our funding facilities, increases in cost of funds on unsecured debt due to the step-up in coupon resulting from ratings downgrades, and higher coupon rates on our new secured debt.

Net loan servicing income was $207 million and $1.0 billion for the three months and six months ended June 30, 2008, respectively, compared to $300 million and $445 million for the three months and six months ended June 30, 2007, respectively. The decrease for the three months ended June 30, 2008, compared to the same period in 2007, was primarily due to a decrease in the primary servicing asset as a result of sales of certain servicing assets in the last half of 2007 and the first half of 2008. In addition, mortgage servicing valuations declined as a result of an increase in the cost of servicing nonprime assets. The significant increase during the six months ended June 30, 2008, compared to the same period in 2007, was primarily due to slower prepayment speeds and a steeper overall yield curve during the three months ended March 31, 2008, resulting in a positive impact on hedging activities and a favorable valuation on the mortgage servicing rights.

The net loss on mortgage loans was $1.1 billion and $1.8 billion for three months and six months ended June 30, 2008, respectively, compared to a net gain of $173 million and a net loss of $61 million for the three months and six months ended June 30, 2007, respectively. The losses during both 2008 periods were primarily the result of the sale of certain mortgage loans to enhance liquidity. The sales were executed at significantly lower prices due to the absence of traditional investor demand in both domestic and foreign markets. Additionally, the losses in 2008 were impacted by a decline in the fair value of mortgage loans held-for-sale and commitments in certain foreign markets.

Other income decreased 5% and 55% during the three months and six months ended June 30, 2008, compared to the same periods in 2007. The decreases during both periods were primarily due to decreases in real estate-related revenue due to the continued stress in the mortgage and capital markets and its affect on homebuilders. This resulted in higher write-downs on lot option projects and model homes, declines in model home lease income and lot option fees, decreases in equity earnings on real estate projects, and unfavorable fair value adjustment in the first half of 2008 related to the adoption of SFAS 159. Additionally, an impairment of $253 million was recorded in June 2008 related to the held-for-sale treatment of ResCap’s resort finance business. The impairment resulted from an adjustment in fair value on the resort finance business due to its held-for-sale classification. In addition to the previously mentioned adverse impacts on the three month period, the six months ended June 30, 2008, was also significantly affected by higher losses on investment securities, primarily due to the decline in the fair value of our retained interests that continue to be held through off-balance sheet securitization, resulting from increasing credit losses, rating agency downgrades, declines in the value of underlying collateral, market illiquidity, and changes in discount rate assumptions. The adverse impacts were partially offset by gains on the extinguishment of debt of $647 million and $1.1 billion for the three and six months ended June 30, 2008, respectively. The gain for the three-month period resulted from the cash repurchase of debt with a face amount of approximately $1.8 billion related to the private debt tender and exchange offerings. In accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, we deferred the concession recognized in the exchange offer through an adjustment to the carrying value of the new notes issued by ResCap on June 6, 2008. The deferred concession of $1.2 billion will be amortized over the remaining life of the new bonds through a reduction to interest expense using an effective yield methodology. In addition to the $647 million gain, the six-month period also includes a debt extinguishment gain resulting from our contribution of ResCap notes that had been previously purchased in open market repurchase transactions. No such gains were recognized in 2007.

The provision for credit losses increased 42% during the three months ended June 30, 2008, compared to the same period in 2007, but decreased 12% during the six months ended June 30, 2008, compared to the same period in 2007. The increase during the three-month period was primarily attributable to delinquency and severity increases experienced in the United Kingdom, Spain, and Germany and higher provision for loan losses related to distressed assets and specific reserves on the real estate lending portfolio. The decrease during the six months ended June 30, 2008, compared to the same period in 2007, was primarily driven by the deconsolidation of various financing deals in the second half of 2007 and SFAS 159 fair value elections made on January 1, 2008, which resulted in a lower provision expense during the three months ended June 30, 2008, due to a smaller held-for-investment portfolio subject to provision.

Noninterest expense decreased 1% and 15% for the three months and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The expense decreased for the six months ended June 30, 2008, due to a decrease in the provision for assets sold with recourse and lower compensation and benefit expenses related to the restructuring plan announced in the fourth quarter of 2007 and decreased commissions due to lower loan production.

Income tax expense was $129 million and $83 million for the three months and six months ended June 30, 2008, respectively, compared to income tax expense of $50 million and $110 million for the three months and six months ended June 30, 2007, respectively. The changes for both periods were due to the recognition of deferred tax valuation allowances by the foreign operations offset by significant pretax losses in the foreign operations throughout 2008. During the three months and six months ended June 30, 2008, deferred tax valuation allowances of $465 million and $665 million, respectively, were established against a portion of current and prior period operating losses. The valuation allowances resulted from further declines in the international markets and the resulting likelihood that these tax benefits will not be realized in future periods.

Mortgage Loan Production, Sales and Servicing
ResCap’s mortgage loan production was $18.1 billion and $39.0 billion for the three months and six months ended June 30, 2008, respectively, compared to $34.9 billion and $72.4 billion for the same periods in 2007. ResCap’s domestic loan production decreased $10.1 billion, or 37%, for the three months ended June 30, 2008, and $22.5 billion, or 39%, for the six months ended June 30, 2008, compared to the same periods in 2007. ResCap’s international loan production decreased $6.7 billion, or 86%, for the three months ended June 30, 2008, and $11.0 billion, or 77%, for the six months ended June 30, 2008, compared to the same periods in 2007. ResCap’s domestic loan production decreased due to the changes in the business model eliminating the origination of nonagency, nonconforming products, partially offset by increases in prime conforming and government (agency-eligible) products. International production decreased significantly due to loan originations being temporarily stopped in the United Kingdom during the three months ended June 30, 2008, and completely halted in continental Europe, Latin America, and Australia, and on Canadian noninsured loans during the six months ended June 30, 2008. Currently, ResCap now originates only prime conforming mortgages in the United States and high quality insured mortgages in Canada.

The following summarizes mortgage loan production for the periods shown.

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007

Consumer:
Principal amount by product type:
Prime conforming	$12,187	$12,682	$27,624	$22,251
Prime nonconforming	419	9,849	909	22,166
Prime second-lien	664	3,107	1,465	8,420
Government	3,759	828	5,736	1,412
Nonprime	—	685	3	3,944

Total U.S. production	17,029	27,151	35,737	58,193
International	1,049	7,718	3,240	14,190

Total	$18,078	$34,869	$38,977	$72,383

Principal amount by origination channel:
Retail and direct channels	$4,702	$7,007	$9,800	$13,038
Correspondent and broker channels	12,327	20,144	25,937	45,155

Total U.S. production	$17,029	$27,151	$35,737	$58,193

Number of loans (in units):
Retail and direct channels	25,669	54,053	53,616	101,691
Correspondent and broker channels	57,473	99,511	119,787	262,950

Total U.S. production	83,142	153,564	173,403	364,641

The following table summarizes the primary domestic mortgage loan-servicing portfolio for which we hold the corresponding mortgage servicing rights.

	U.S. mortgage loan servicing portfolio
	June 30, 2008		December 31, 2007
	Number	Dollar amount	Number	Dollar amount
($ in millions)	of loans	of loans	of loans	of loans

Prime conforming	1,584,213	$237,604	1,655,920	$267,894
Prime nonconforming	247,716	78,287	184,210	55,013
Prime second-lien	623,202	27,366	730,930	31,526
Government	200,447	23,460	180,352	19,445
Nonprime	276,796	31,125	282,258	36,809

Total primary servicing portfolio (a)	2,932,374	$397,842	3,033,670	$410,687

(a)	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 178,506 with an unpaid principal balance of $36.4 billion at June 30, 2008, and 205,019 with an unpaid balance of $44.3 billion at December 31, 2007.

Our international servicing portfolio consisted of $39.0 billion and $43.1 billion of mortgage loans as of June 30, 2008, and December 31, 2007, respectively.

Allowance for Credit Losses
The following tables summarize the activity related to the allowance for credit losses.

	Three months ended June 30,
	2008				2007
($ in millions)	Consumer		Commercial	Total	Consumer	Commercial	Total

Balance at April 1,	$485		$405	$890	$1,660	$525	$2,185
Provision for credit losses	342		120	462	284	43	327
Charge-offs	(202)		(41)	(243)	(263)	(294)	(557)
Recoveries	13		1	14	15	—	15

Balance at June 30,	$638		$485	$1,123	$1,696	$274	$1,970

Allowance as a percentage of total (a)	2.26	% (b)	5.67%	3.05%	2.71%	2.47%	2.67%

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet residential mortgage loans.
(b)	As of June 30, 2008, $9.7 billion of the unpaid principal balance includes loans held at fair value for $2.7 billion under SFAS 159 with no related allowance for credit loss. These loans have been excluded from the calculation.

	Six months ended June 30,
	2008				2007
($ in millions)	Consumer		Commercial	Total	Consumer	Commercial	Total

Balance at January 1,	$832		$485	$1,317	$1,508	$397	$1,905
Provision for credit losses	624		138	762	649	220	869
Charge-offs	(350)		(140)	(490)	(491)	(343)	(834)
Reduction of allowance due to fair value option election (a)	(489)		—	(489)	—	—	—
Recoveries	21		2	23	30	—	30

Balance at June 30,	$638		$485	$1,123	$1,696	$274	$1,970

Allowance as a percentage of total (b)	2.26	% (c)	5.67%	3.05%	2.71%	2.47%	2.67%

(a)	Represents the reduction of allowance as a result of fair value option election made under SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. Refer to Note 13 to the Condensed Consolidated Financial Statements for additional information.
(b)	Represents the related allowance for credit losses as a percentage of total on-balance sheet residential mortgage loans.
(c)	As of June 30, 2008, $9.7 billion of the unpaid principal balance includes loans held at fair value for $2.7 billion under SFAS 159 with no related allowance for credit loss. These loans have been excluded from the calculation.

The following table sets forth the types of mortgage loans held-for-investment, excluding those loans held at fair value, that comprise the dollar balance and the percentage component of allowance for loan losses:

	Consumer mortgage loans held-for-investment
	June 30, 2008		June 30, 2007
		Allowance as a		Allowance as a
	Allowance for	% of the total	Allowance for	% of the total
($ in millions)	loan losses	asset class (a)(b)	loan losses	asset class (a)

Prime conforming mortgage loans	$13	0.05%	$3	—%
Prime nonconforming mortgage loans	310	1.09	56	0.09
Prime second-lien mortgage loans	121	0.43	99	0.16
Government loans	2	0.01	—	—
Nonprime mortgage loans	192	0.68	1,538	2.46

Total consumer mortgage loans held-for-investment	$638	2.26%	$1,696	2.71%

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet residential mortgage loans.
(b)	As of June 30, 2008, $9.7 billion of the unpaid principal balance includes loans held at fair value for $2.7 billion under SFAS 159 with no related allowance for credit loss. These loans have been excluded from the calculation.

Nonperforming Assets
The following table summarizes the nonperforming assets in the on-balance sheet held-for-sale and held-for-investment residential mortgage loan portfolios. Nonperforming assets are nonaccrual loans, foreclosed assets, and restructured loans. Mortgage loans and lending receivables are generally placed on nonaccrual status when they are 60 and 90 days past due, respectively, or when the timely collection of the principal of the loan, in whole or in part, is doubtful.

	June 30,	December 31,	June 30,
($ in millions)	2008	2007	2007

Nonaccrual loans:
Mortgage loans:
Prime conforming	$114	$85	$14
Prime nonconforming	1,583	908	558
Prime second-lien	219	233	161
Government	57	80	—
Nonprime (a)	3,334	4,040	8,066
Lending receivables:
Warehouse	160	71	189
Construction (b)	823	550	130
Commercial real estate	10	—	—
Other	—	10	—

Total nonaccrual assets	$6,300	5,977	9,118
Restructured loans	80	32	35
Foreclosed assets	971	1,116	1,592

Total nonperforming assets	$7,351	$7,125	$10,745

Total nonperforming assets as a percentage of total ResCap assets	11.3%	8.6%	8.9%

(a)	Includes loans that were purchased distressed and already in nonaccrual status of $126 million as of June 30, 2008; $1.1 billion as of December 31, 2007; and $871 million as of June 30, 2007. In addition, includes nonaccrual restructured loans that are not included in restructured loans of $26 million as of June 30, 2008; $16 million as of December 31, 2007; and $9 million as of June 30, 2007.
(b)	Includes nonaccrual restructured loans that are not included in restructured loans of $76 million as of June 30, 2008; $47 million as of December 31, 2007; and $0 million as of June 30, 2007.

The classification of a loan as nonperforming does not necessarily indicate that the principal amount of the loan is ultimately uncollectible in whole or in part. In certain cases, borrowers make payments to bring their loans contractually current, and, in all cases, our mortgage loans are collateralized by residential real estate. As a result, ResCap’s experience has been that any amount of ultimate loss for mortgage loans other than second-lien loans is substantially less than the unpaid principal balance of a nonperforming loan.

The following table summarizes the delinquency information for our mortgage loans held-for-investment portfolio:

	As of June 30,		As of December 31,		As of June 30,
	2008		2007		2007
		%		%		%
($ in millions)	Amount	of total	Amount	of total	Amount	of total

Current	$31,727	83	$35,558	83	$48,744	78
Past due:
30 to 59 days	1,155	3	1,784	4	3,939	6
60 to 89 days	730	2	946	2	1,705	3
90 days or more	2,077	5	2,179	5	3,049	5
Foreclosures pending	2,090	5	1,846	4	3,529	6
Bankruptcies	707	2	735	2	1,388	2

Total unpaid principal balances	38,486	100	43,048	100	62,354	100
Net (discounts) premiums	(499)		(885)		312
SFAS 159 fair value adjustment	(7,025)		—		—
Allowance for credit losses	(638)		(832)		(1,696)

Total	$30,324		$41,331		$60,970

The following table summarizes the delinquency information for our nonprime mortgage loans held-for-investment portfolio, including those held in on-balance sheet securitization trusts:

	As of June 30,		As of December 31,		As of June 30,
	2008		2007		2007
		%		%		%
($ in millions)	Amount	of total	Amount	of total	Amount	of total

Current	$9,360	67	$12,014	68	$31,953	72
Past due:
30 to 59 days	807	6	1,263	7	3,663	8
60 to 89 days	416	3	693	4	1,624	4
90 days or more	1,023	7	1,445	8	2,622	6
Foreclosures pending	1,614	12	1,642	9	3,386	7
Bankruptcies	617	5	690	4	1,323	3

Total unpaid principal balances	13,837	100	17,747	100	44,571	100
Net (discounts) premiums	(475)		(843)		54
SFAS 159 fair value adjustment	(5,686)		—		—
Allowance for credit losses	(192)		(589)		(1,538)

Total	$7,484		$16,315		$43,087

We originate and purchase mortgage loans that have contractual features that may increase our exposure to credit risk and thereby result in a concentration of credit risk. These loan products include interest-only mortgages, option adjustable rate mortgages, high loan-to-value mortgage loans, and teaser rate mortgages.

Total loan production and combined exposure related to these products recorded in finance receivables and loans and loans held-for-sale are summarized as follows:

	Loan production for the
	six months ended June 30,
($ in millions)	2008	2007

High loan-to-value (greater than 100%) mortgage loans	$607	$3,528
Interest-only mortgage loans	2,650	19,513
Payment option adjustable rate mortgage loans	—	6,214
Below market initial rate (teaser) mortgages	233	75

	Unpaid principal balance
	As of	As of
($ in millions)	June 30, 2008	December 31, 2007

High loan-to-value (greater than 100%) mortgage loans	$4,209	$5,896
Interest-only mortgage loans	13,784	18,282
Payment option adjustable rate mortgage loans	1,468	1,691
Below market initial rate (teaser) mortgages	370	450

Insurance Operations

Results of Operations
The following table summarizes the operating results of our Insurance operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other operating segments.

	Three months ended			Six months ended
	June 30,			June 30,
			Favorable/			Favorable/
			(unfavorable)			(unfavorable)
($ in millions)	2008	2007	% change	2008	2007	% change

Revenue
Insurance premiums and service revenue earned	$1,111	$1,042	7	$2,208	$2,074	6
Investment income	93	81	15	190	176	8
Other income	41	43	(5)	94	88	7

Total insurance premiums and other income	1,245	1,166	7	2,492	2,338	7
Expense
Insurance losses and loss adjustment expenses	682	563	(21)	1,308	1,136	(15)
Acquisition and underwriting expense	370	415	11	824	823	—

Total expense	1,052	978	(8)	2,132	1,959	(9)
Income before income tax expense	193	188	3	360	379	(5)
Income tax expense	58	57	(2)	93	105	11

Net income	$135	$131	3	$267	$274	(3)

Total assets	$12,924	$13,956	(7)

Insurance premiums and service revenue written	$1,067	$964	11	$2,200	$2,034	8

Combined ratio (a)	97.8%	90.2%		95.8%	90.6%

(a)	Management uses the combined ratio as a primary measure of underwriting profitability with its components measured using accounting principles generally accepted in the United States of America. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

Net income from Insurance operations totaled $135 million and $267 million for the three months and six months ended June 30, 2008, respectively, compared to $131 million and $274 million for the same periods in 2007. Net income for the three months ended June 30, 2008, increased compared to the same period in 2007 primarily due to the favorable resolution of a tax audit. The increase was partially offset by an increase in incurred losses partially related to weather-related events. Net income for the six months ended June 30, 2008, decreased compared to the same period in 2007 primarily due to an increase in losses.

Insurance premiums and service revenue earned totaled $1.1 billion and $2.2 billion for the three months and six months ended June 30, 2008, respectively, compared to $1.0 billion and $2.1 billion for the same periods in 2007. Insurance premiums and service revenues earned increased due to favorable growth in our international operations, both organically and through the acquisition of Provident Insurance in June 2007. The increase was partially offset by challenging domestic pricing conditions.

The combination of investment and other income increased 8% for both the three months and six months ended June 30, 2008, compared to the same periods in 2007. The investment income increased primarily due to our acquisition of Provident Insurance.

Insurance losses and loss adjustment expenses totaled $682 million and $1.3 billion for the three months and six months ended June 30, 2008, respectively, compared to $563 million and $1.1 billion for the three months and six months ended June 30, 2007, respectively. The increases were primarily due to growth in our international operations, both organically and through the Provident acquisition, and less favorable spring and summer weather events in 2008, which adversely affected our dealer inventory insurance and reinsurance operations. The increase was partially offset by lower loss experience in our U.S. vehicle service contract business and our consumer products business, both driven by lower volumes.

Acquisition and underwriting expense totaled $370 million and $824 million for the three months and six months ended June 30, 2008, respectively, compared to $415 million and $823 million for the same periods in 2007. The decrease for the three months ended June 30, 2008, was primarily due to the favorable resolution of a tax audit and lower volumes in our consumer products business. The increase for the six months ended June 30, 2008, was due to growth in our international operations and buildup of our U.S. vehicle service contract business sales force to expand beyond the traditional customer base, offset by the favorable resolution of the tax audit.

On April 8, 2008, we announced that we were implementing a plan related to GMACI, the holding company for our Insurance operations, in the interest of maintaining the current financial strength rating. The plan was developed in response to action by A.M. Best Co. on February 27, 2008, placing GMACI’s A- (Excellent) rating under review with negative implications. Accordingly, on July 22, 2008, we effectuated the plan by providing a dividend of 100% of the voting interest of GMACI to the current holders of GMAC’s common membership equity, which included FIM Holdings and subsidiaries of GM. The dividend was made pro rata in accordance with the current common equity ownership percentages held by these entities. GMAC continues to hold 100% of the economic interests in GMACI. On July 25, 2008, A.M. Best Co. removed GMACI from under review with negative implications, affirmed the A- rating, and assigned a negative outlook. There can be no assurances that the current rating will remain unchanged.

Other Operations

Other operations experienced a net loss of $40 million and $160 million for the three months and six months ended June 30, 2008, respectively, compared to net income of $22 million and $86 million for the three months and six months ended June 30, 2007. The decreases for both periods were primarily due to increased interest expense for corporate activities due to increased borrowings, losses experienced by our Commercial Finance Group, and a decrease in equity investment income. The three months and six months ended June 30, 2008, also included intercompany eliminations of $31 million and $23 million, respectively, related to the extinguishment of ResCap debt. We experienced equity investment net losses in Capmark of $7 million and $48 million for the three months and six months ended June 30, 2008, respectively, compared to net income of $19 million and $60 million for the same periods in 2007. The losses were primarily attributable to the decline in credit market conditions and unfavorable asset revaluations.

Our Commercial Finance Group experienced a net loss of $10 million the three months ended June 30, 2008, and was break even for the six months ended June 30, 2008, compared to net income of $10 million and $30 million for the three months and six months ended June 30, 2007, respectively. The decrease in net income for both periods was primarily due to increased interest expense, as a result of higher interest spreads, and unfavorable asset valuation adjustments. The decrease for the six months ended June 30, 2008, was also impacted by the absence of a $12 million favorable net income impact recognized during February 2007 related to the sale of certain loans.

Funding and Liquidity

Funding Strategy
Our liquidity and our ongoing profitability are largely dependent upon our timely access to capital and the costs associated with raising funds in different segments of the capital markets. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, debt maturities, and unexpected deposit withdrawals. Our primary funding objective is to ensure that we have adequate, reliable access to liquidity throughout all market cycles, including periods of financial distress. We actively manage our liquidity and mitigate our funding risk using the following practices:

•	Maintaining diversified sources of funding — Over the past several years, our strategy has focused on diversification of our funding. We have developed diversified funding sources across a global investor base, both public and private and, as appropriate, extended debt maturities. This diversification has been achieved in a variety of ways and in a variety of markets including whole-loan sales, the public and private debt capital markets, and asset-backed facilities, as well as through deposit-gathering and other financing activities. The diversity of our funding sources enhances funding flexibility, limits dependence on any one source of funds, and results in a more cost-effective strategy over the long term. In developing diverse funding sources, management considers market conditions, prevailing interest rates, liquidity needs, and the desired maturity profile of our liabilities. This strategy has helped us maintain liquidity during periods of weakness in the capital markets, changes in our business, and changes in our credit ratings. More specifically, our development of secured funding alternatives has been critical because we have been unable to access the long-term unsecured markets in a cost-effective manner due to our weakened credit rating and the ongoing difficulties in the credit markets. Despite our diverse funding sources and strategies, our ability to maintain liquidity may be affected by certain risks.

•	Obtaining sufficient short- and long-term financing — We have significant short- and long-term financing needs. We monitor the duration profile of our assets and then establish an appropriate liability maturity ladder.

–	Short-term financing — We require short-term funding to finance our short-duration assets, such as loans held-for-sale, dealer floor plan receivables, and advances against factoring receivables. We regularly forecast our cash position and our potential funding needs taking into account debt maturities and potential peak balance sheet levels over a medium-term time horizon.

–	Long-term financing — Our long-term unsecured financings fund long-term assets (such as mortgages held-for-investment, retail automotive contracts and leases, and equity interests in securitizations) and over-collateralization required to support our structured financing facilities. We regularly assess the term structure of our assets and liabilities and interest rate risk. In addition, we manage our long-term debt maturities and credit facility expirations to minimize refinancing risk and maturity concentrations. We consider the available capacity and relative cost given market constraints, as well as the potential impact on our credit ratings. We have met our long-term financing needs from a variety of sources including unsecured debt, credit facilities, secured financings, off-balance sheet securitizations, and whole-loan sales. In the current credit environment, our access to long-term financing has been limited, and we have been unable to access unsecured funding in a cost-effective manner.

•	Optimizing our use of secured funding programs — Given the ongoing difficulties in the credit market coupled with our current credit ratings profile, unsecured funding options remain very limited. As a result, we are focused on enhancing our existing secured funding programs and developing new secured funding options. As in the unsecured markets, we have experienced significant price increases and higher levels of credit enhancements for our secured funding programs.

•	GMAC Bank — In July 2008, the Federal Deposit Insurance Corporation (FDIC) granted a 10-year extension of GMAC Bank’s current ownership structure by extending the existing disposition requirement that was established in connection with the Sale Transactions. As a regulated financial institution, GMAC Bank has access to reliable and cost-efficient funding sources through Federal Home Loan Bank (FHLB) advances and deposits. GMAC Bank continues to grow and is becoming a more prominent part of our funding strategy.

•	Emphasis on “originate and sell” model — One of our key strategic advantages is our origination and servicing platform. Currently, one of our foremost challenges is our funding cost disadvantage compared to other large money center banking institutions. As our credit rating has declined and the overall market has deteriorated, selling assets to counterparties with cheaper funding sources allows us to use our capital most efficiently. Our Global Automotive Finance operations has committed forward flow arrangements in North America and we are looking to develop similar structures around the globe. Asset sales are also important for ResCap as the business continues to reduce leverage and aligns its originations with its funding channels.

•	Balancing access to liquidity and cost of funding — Maintaining sufficient access to liquidity is vital to our business, particularly given our current credit ratings. We have established a number of secured and unsecured committed liquidity facilities that provide further protection against market volatility or disruptions. We regularly evaluate the cost of the cash portfolio and committed facilities compared to the potential risks and adjust capacity levels according to market conditions and our credit profile.

•	Maintaining an active dialogue with the rating agencies — The cost and availability of most funding are influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation. Lower ratings generally result in higher unsecured borrowing costs and reduced access to unsecured capital markets. This is particularly true for certain institutional investors, such as money market investors, whose investment guidelines require investment-grade ratings in the two highest rating categories for short-term debt. Substantially all our debt has been rated by nationally recognized statistical rating organizations. We maintain an active dialogue with each rating agency throughout the year.

Recent Funding Developments
Our current funding strategy has been shaped in part by the ongoing stress in the credit markets that began in the middle of 2007. During this period our top priority has been to ensure that we have adequate, reliable access to liquidity. In the second quarter of 2008 we undertook several initiatives which culminated in a comprehensive debt refinancing. Some of the more significant details of this refinancing, as well as additional actions intended to further support funding and liquidity at GMAC and ResCap, included the following:

•	In June 2008, we obtained a new, globally syndicated $11.4 billion senior secured revolving credit facility (Secured Facility) with a three-year maturity. The size of the facility decreases from $11.4 billion to $7.9 billion at the conclusion of the second year. The Secured Facility will provide secured funding commitments to certain bankruptcy-remote special-purpose subsidiaries of GMAC and General Motors Acceptance Corporation Canada, Limited. Neither ResCap nor any of its subsidiaries are borrowers under the Secured Facility. The Secured Facility includes a leverage ratio covenant that restricts the ratio of consolidated borrowed funds to consolidated net worth to be no greater than 11.0:1 on the last day of any fiscal quarter. See page 80 in this Funding and Liquidity section for further details regarding the leverage ratio covenant.

•	On June 6, 2008, ResCap closed its previously announced private debt tender and exchange offers for certain of its outstanding debt securities (the Offers).

–	In connection with the Offers, on June 6, 2008, ResCap issued $1.7 billion of 8.500% Senior Secured Guaranteed Notes due 2010 (the Senior Unsecured Notes) and $4.0 billion of 9.625% Junior Secured Guaranteed Notes due 2015 (the Junior Secured Notes), in exchange for approximately $2.6 billion of senior unsecured notes that mature in 2008–2009 and approximately $6.0 billion of its senior unsecured notes that mature in 2010–2015 (the New

Notes). Each series of New Notes are guaranteed by all of ResCap’s domestic significant subsidiaries (other than GMAC Bank and certain other subsidiaries that are restricted from guaranteeing the New Notes), as well as all of ResCap’s direct subsidiaries. The Senior Secured Notes are secured by a second priority lien on the collateral securing ResCap’s new senior secured credit facility with GMAC and the Junior Secured Notes are secured by a third-priority lien on the same collateral.

–	Holders participating in the exchange offers had the opportunity to elect to receive cash in lieu of the New Notes that they would have otherwise received, pursuant to a “modified Dutch auction” process. Approximately $1.6 billion of the 2008–2009 Notes and $2.6 billion of the 2010–2015 Notes were tendered. Based on these results, the clearing price in the auction process was $920 per $1,000 principal amount of Senior Secured Notes and $650 per $1,000 of Junior Secured Notes and approximately 81% of the 2008–2009 Notes and approximately 51% of the 2010–2015 Notes tendered in the auction process at or below the applicable clearing price were purchased for cash in lieu of New Notes.

–	Also in connection with the Offers, approximately $853 million of Floating Rate Notes due June 9, 2008, were purchased for cash.

–	We contributed notes of ResCap that we had previously purchased in open market transactions, during the first and second quarters of 2008. Accordingly, ResCap recorded a capital contribution for our purchase price of $970 million and a gain of $510 million on extinguishment of debt for the difference between the carrying value and GMAC’s purchase price. $806 million of the $970 million capital contribution are noncumulative, non-participation perpetual preferred membership interests and are recorded in the equity section of our balance sheet. We also tendered $93 million principal amount of ResCap’s 8.125% Notes due in 2008, in exchange for New Notes.

•	On June 4, 2008, GMAC, Residential Funding Company, LLC (RFC) and GMAC Mortgage, LLC (GMAC Mortgage) entered into a senior secured credit facility (the GMAC Facility) (guaranteed by ResCap and certain of its subsidiaries) to which we provide a senior secured credit facility with a capacity of up to $3.5 billion. Proceeds of the GMAC Facility were used to repay existing debt of ResCap on or prior to its maturity, to acquire certain assets, and for working capital purposes. Under the GMAC Facility, we agreed to make revolving loans to RFC and GMAC Mortgage, and acquire $1.3 billion of the outstanding $1.75 billion bank term loan due to mature on July 28, 2008. ResCap paid the remainder of the Term Loan on July 28, 2008, with proceeds of a draw under the GMAC Facility. Also on June 4, 2008, we entered into a Participation Agreement (the Participation Agreement) with GM and Cerberus ResCap Financing, LLC (the Cerberus Fund) (GM and Cerberus Fund are collectively, the Participants). Pursuant to the Participation Agreement, we sold GM and Cerberus Fund $750 million in subordinated participations in the loans made pursuant to the GMAC Facility. GM and Cerberus Fund acquired 49% and 51% of the Participations, respectively. The Participants will not be entitled to receive any principal payments with respect to the Participations until the principal portion of the loans retained by us have been paid in full. As of June 30, 2008, the full $3.5 billion in capacity had been utilized, which consisted of $2.2 billion in advances under the GMAC Facility plus the assignment to GMAC of $1.3 billion of ResCap’s outstanding bank term loan due July 28, 2008.

•	On April 18, 2008, we entered into a loan and security agreement (the MSR Facility) maturing on October 17, 2008 with RFC and GMAC Mortgage to provide $750 million to fund mortgage servicing rights. On June 1, 2008, GMAC and ResCap entered into an amendment to the MSR Facility dated as of April 18, 2008. This amendment increased the maximum facility amount from $750 million to $1.2 billion and increased the advance rate from 50% to 85% with all other terms and provisions of the MSR Facility remaining unchanged. In addition to the $750 million already outstanding, ResCap drew approximately $450 million under the MSR Facility in June 2008, fully utilizing the $1.2 billion of available funding.

•	ResCap reached agreement to amend substantially all of its secured bilateral facilities thus extending the maturities of these facilities from various dates in 2008 to the end of May and beginning of June 2009. ResCap entered into a new syndicated $2.5 billion whole loan repurchase agreement to fund domestic conforming collateral. The facility is set to mature June 3, 2009.

•	On July 2, 2008, GMAC and ResCap entered into an agreement (the Resort Finance Sale Agreement) pursuant to which GMAC Commercial Finance would acquire 100% of ResCap’s resort finance business, including its subsidiary, RFC Resort Funding, LLC (collectively, the resort finance business), for a cash purchase price equal to the fair market value of the business. On June 3, 2008, we paid to ResCap an initial deposit of $250 million, representing estimated net proceeds related to this transaction.

Under SFAS 144, the resort finance business was designated by ResCap as held-for-sale as of June 30, 2008, and subject to fair market valuation. The fair market value was determined by an independent, third-party valuation to be $96 million, plus the amount (if any) of a calculated deferred purchase price. In accordance with the terms of the purchase agreement, at the closing of the transaction on July 31, 2008, ResCap returned $154 million to GMAC, representing the difference between the deposit ResCap had received and the valuation, without regard to the deferred purchase price.

Under the terms of the Resort Finance Sale Agreement, the deferred purchase price will be 25% of any excess of:

–	the sum of (i) proceeds of the assets of the resort finance business during the three years following the sale by ResCap, including sales proceeds and principal payments and recoveries, plus (ii) if less than all the assets or business of the resort finance business have been sold during such three-year period, the value of the remaining net assets of the business (whether positive or negative) as determined in the reasonable good faith judgment of the Chief Financial Officer of GMAC, over

–	the “basis” of GMAC Commercial Finance in the resort finance business, equal to the sum of (i) approximately $1.2 billion, plus (ii) the aggregate principal amount of any additional advances to obligors of the resort finance business after the sale by ResCap, plus (iii) any accrued but unpaid interest from such obligors on assets sold by GMAC Commercial Finance during such three-year period.

Either party can accelerate the date for determining the deferred purchase price to be paid if the assets or business of the resort finance business has been substantially sold, such that the value of its remaining assets is less than $100 million. The obligation to pay the deferred purchase price terminates upon a change of control of ResCap.

•	In June 2008, Cerberus Capital Management, L.P. or its designee(s) (Cerberus) purchased certain assets of ResCap with a carrying value of approximately $479 million for consideration consisting of $230 million in cash and a Series B junior preferred membership interest in a newly formed entity, CMH Holdings, LLC (CMH), which is not a subsidiary of ResCap or GMAC and the managing member of which is an affiliate of Cerberus. CMH purchased from ResCap model home and lot option assets. CMH is consolidated into ResCap under FIN 46(R) as ResCap was determined to be the primary beneficiary. In conjunction with this agreement, Cerberus has entered into both term and revolving loans with CMH. The term loan principal amount is equal to $230 million and the revolving loan maximum amount is $10 million. The loans will mature on June 30, 2013 and are secured by a pledge of all of the assets of CMH. At June 30, 2008, $222 million of the term loan was outstanding.

•	On June 17, 2008, RFC and GMAC Commercial Finance, LLC (GMACCF), a subsidiary of GMAC, agreed to enter into a Receivables Factoring Facility (the Receivables Facility), whereby GMACCF agreed to purchase certain mortgage servicing advances. The servicing advances are part of the primary collateral securing the GMAC Facility and the New Notes. The proceeds from the

Receivables Facility were reinvested in additional servicing advances that become primary collateral. The agreement provides for the purchase of receivables that satisfy certain eligibility requirements multiplied by a purchase price of 85%. The maximum outstanding receivables at any point in time less the 15% discount, cannot exceed $600 million. On June 17, 2008, GMACCF purchased $586 million face amount of receivables, resulting in a loss of $88 million for ResCap. The Receivables Facility will mature on June 16, 2009.

•	Cerberus has committed to purchase certain assets of ResCap at ResCap’s option consisting of performing and nonperforming mortgage loans, mortgage-backed securities, and other assets for net cash proceeds of $300 million. ResCap has commenced identifying the assets proposed to be sold to Cerberus. In addition, ResCap intends, but is not obligated, to undertake an orderly sale of certain assets of ResCap consisting of performing and nonperforming mortgage loans and mortgage-backed securities in arms-length transactions through the retention of nationally recognized brokers. Cerberus has committed to make firm bids to purchase the auctioned assets for net cash proceeds of $650 million. On July 14 and 15, 2008, GMAC Mortgage Corp. agreed to sell securitized excess servicing on two populations of loans to Cerberus. The two populations consist of $13.8 billion in unpaid principal balance of Freddie Mac loans and $24.8 billion in unpaid principal balance of Fannie Mae loans, capturing $982 million and $591 million of notional interest-only securities, respectively. The sales closed on July 30, 2008. The net proceeds of $166 million is the first completed transaction in the commitment made by Cerberus for net cash proceeds of $300 million.

Even with the successful implementation of all of the actions described above, ResCap may be required to execute asset sales or other capital generating actions over and above its normal mortgage finance activities to provide additional working capital. This additional cash required is solely an estimate based upon internal monthly cash forecasts targeting sufficient cash surpluses to prudently operate ResCap’s business. As we actively manage ResCap’s liquidity, certain asset liquidation initiatives may include, among other things, sale of retained interest in ResCap’s mortgage securitizations, marketing of loans secured by time-share receivables, marketing of ResCap’s United Kingdom and continental Europe mortgage loan portfolios, whole loan sales and marketing of businesses and platforms that are unrelated to ResCap’s core mortgage finance business. Moreover, the amount of liquidity ResCap needs may be greater than currently anticipated as a result of additional factors and events (such as interest rate fluctuations and margin calls) that increase ResCap’s cash needs causing it to be unable to independently satisfy its near-term liquidity requirements. ResCap remains highly leveraged relative to its cash flow. There continues to be a risk that ResCap will not meet its debt service obligations and be in a negative liquidity position in 2008.

Cash Flows
Net cash provided by operating activities was $10.3 billion for the six months ended June 30, 2008, compared to $6.4 billion for the same period in 2007. Net cash used by operating activities primarily includes cash used for the origination and purchase of certain mortgage and automotive loans held-for-sale and the cash proceeds from the sales of and principal repayments on such loans. Our ability to originate and sell mortgage loans at previously experienced volumes has been hindered by the continued depressed U.S. housing market and certain foreign mortgage and capital markets. These conditions contributed to an increase in net cash flow from operating activities as cash inflows from collections and sales of mortgage and automotive loans held-for-sale outpaced cash outflows from origination and purchases of new loans.

Net cash used in investing activities was $3.2 billion for the first six months ended June 30, 2008, compared to a source of cash of $1.6 billion for the same period in 2007. Considering the impact of sales activity, net cash flows associated with loans and finance receivables held-for-investment decreased approximately $10.5 billion during the six months ended June 30, 2008, compared to the same period in 2007. This decrease in cash was partially offset by an increase in cash from proceeds from sales and maturities of available-for-sale investment securities, net of purchases, of $5.9 billion in the first six months of 2008 compared to the same period a year ago.

Net cash used in financing activities for the six months ended June 30, 2008, totaled $10.5 billion, compared to $11.2 billion for the same period in 2007. This change was largely related to a decrease in cash outflows to repay long-term debt during the six months ended June 30, 2008, compared to the same period in 2007. Additionally, borrowing from certificates of deposit and brokered deposits increased as part of our diversified funding strategy. These increases in cash from financing activities were partially offset by an increase in cash used to pay down short-term debt and lower levels of cash inflows resulting from new long-term debt issuances.

Funding Sources
The following table summarizes debt and other sources of funding by source and the amount outstanding under each category for the periods shown.

	Outstanding
	June 30,	December 31,
($ in millions)	2008	2007

Commercial paper	$1,064	$1,439
Institutional term debt	47,484	61,457
Retail debt programs	24,036	26,175
Secured financings (a)	89,621	90,809
Bank loans and other	10,941	12,697

Total debt (b)	173,146	192,577
Bank deposits (c)	17,132	13,708
Off-balance sheet securitizations:
Retail finance receivables	15,649	14,328
Wholesale loans	11,579	16,813
Mortgage loans	134,847	136,108

Total funding	352,353	373,534
Less: consolidated cash and cash equivalents	(14,325)	(17,677)

Net funding	$338,028	$355,857

(a)	Includes securitization transactions that are accounted for on-balance sheet as secured financings totaling $61,171 million and $60,898 million at June 30, 2008, and December 31, 2007, respectively.
(b)	Excludes fair value adjustment as described in Note 8 to our Condensed Consolidated Financial Statements.
(c)	Includes consumer and commercial bank deposits and dealer wholesale deposits.

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

As of June 30, 2008, we had $25.3 billion in short-term debt outstanding. Refer to Note 8 to our Condensed Consolidated Financial Statements for additional information about our outstanding short-term debt.

Long-term Unsecured Debt
We meet our long-term financing needs from a variety of sources, including unsecured debt and credit facilities. Historically, the unsecured debt markets were a key source of financing for us. However, given our current ratings profile, we have not been able to access the unsecured debt markets in a cost-effective manner. During the six months ended June 30, 2008, we did not issue unsecured debt in the capital markets.

The following table presents the scheduled maturity of unsecured long-term debt at June 30, 2008, assuming that no early redemptions occur:

	Global Automotive
($ in millions)	Finance operations (a)	ResCap	Total

2008	$8,912	$271	$9,183
2009	12,389	634	13,023
2010	5,997	1,724	7,721
2011	12,274	221	12,495
2012	5,686	433	6,119
2013 and thereafter	18,281	1,272	19,553

Total unsecured long-term debt (b)	$63,539	$4,555	$68,094

(a)	Consists of debt we or our subsidiaries incur to finance our Global Automotive Finance operations.
(b)	Debt issues totaling $13.9 billion are redeemable at or above par, at our option, anytime prior to the scheduled maturity dates, the latest of which is November 2049.

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

For the first six months of 2008, more than 97% of our North American Automotive Finance operations volume was funded through secured funding arrangements or automotive whole-loan sales. In the three months ended June 30, 2008, our North American Automotive Finance operations executed approximately $9.2 billion in automotive whole-loan sales and off-balance sheet securitizations. In addition, our North American Automotive Finance operations executed approximately $7.7 billion in secured funding during the quarter. Our International Automotive Finance operations funds approximately 30% of its operations through securitizations and other forms of secured funding.

As a part of ResCap’s historical capital markets activity, predominantly in its international operations, several of its securitizations have certain servicer obligations contingent on actions by bond holders. These servicer obligations exist in its Dutch, German, and Australian securitization structures. Certain of these obligations provide the investors of the trust with the ability to put back these securities to the trust at a specified date in the future at par less losses previously allocated to the bond classes. ResCap, as servicer of the trust, is obligated to advance the funds required to redeem bond holders. ResCap has the option to purchase loans from the trust at their par value, the proceeds of which then can be used to offset the trust’s obligation to repay the servicer. The specific dates that these options can be exercised range from seven to twelve years from the securitization date. The earliest exercise date for these options is the third quarter of 2009.

The total estimated amount of Dutch and German bonds subject to these servicer obligations is approximately $8.8 billion beginning in 2009 through 2019. The estimated obligation considers contractual amortization, prepayments, and defaults among other management assumptions. The portion that is exercisable prior to December 31, 2009 and 2010 is 1.1% of the total and 7.9% of the total, respectively. Approximately 72.2% of the total estimated bonds are eligible for this servicer obligation beginning in 2013 and after.

The total estimated amount of Australian bonds subject to these servicer obligations is approximately $117 million, all of which are exercisable in 2011.

We currently hold the residual interest (first loss bond) on all of these securitizations. To the extent that the potential bonds are put back to the trust and the loans are repurchased, we have already captured the estimated future credit losses on the underlying mortgage loans in the fair market value of the retained residuals we currently hold on our balance sheet. To the extent that losses are expected to arise from liquidity of loans purchased pursuant to ResCap’s servicer obligation (i.e. losses beyond the credit losses already reflected in the residual), it is ResCap’s accounting policy to estimate this incremental liability as the exercise date approaches and the likelihood of exercise is probable.

As of June 30, 2008, the liabilities related to these servicer obligations, after considering the valuation of our residual interests, are immaterial.

The following table summarizes assets that are restricted as collateral for the payment of related debt obligations. These restrictions primarily arise from securitization transactions accounted for as secured borrowings and repurchase agreements. Excluded from the table is $4.3 billion of assets used to support certain global funding facilities. This support has been provided by transferring these assets to a wholly owned subsidiary of GMAC, which then provides a guarantee in favor of lenders under certain funding facilities.

	June 30, 2008		December 31, 2007
		Related secured		Related secured
($ in millions)	Assets (a)	debt (b)	Assets	debt (a)

Loans held-for-sale	$6,590	$3,826	$10,437	$6,765
Mortgage assets held-for-investment and lending receivables	45,360	26,560	45,534	33,911
Retail automotive finance receivables	24,735	20,453	23,079	19,094
Commercial automotive finance receivables	14,519	11,732	10,092	7,709
Investment securities	1,315	823	880	788
Investment in operating leases, net	26,450	20,896	20,107	17,926
Real estate investments and other assets	20,351	5,331	14,429	4,616

Total	$139,320	$89,621	$124,558	$90,809

(a)	GMAC has a senior position on certain assets pledged by ResCap with subordinate positions held by GM, affiliates of Cerberus, and ultimately some third-parties.
(b)	Included as part of secured debt are repurchase agreements of $1.1 billion and $3.6 billion through which we have pledged assets as collateral at June 30, 2008, and December 31, 2007, respectively.

Bank Deposits
We accept commercial and consumer deposits through GMAC Bank in the United States. The main sources of deposits for GMAC Bank are certificates of deposit and brokered deposits. As of June 30, 2008, GMAC Bank had approximately $16.9 billion of deposits, compared to $12.8 billion as of December 31, 2007. We also have banking operations in Argentina, Brazil, Colombia, France, Germany, and Poland that fund automotive assets.

Funding Facilities
The following table highlights committed, uncommitted, and total capacity under our secured and unsecured funding facilities as of June 30, 2008, and December 31, 2007. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them.

Total liquidity facilities
	June 30, 2008			December 31, 2007
($ in billions)	Committed	Uncommitted	Total	Committed	Uncommitted	Total

Unsecured funding facilities	$2.8	$8.1	$10.9	$12.6	$10.5	$23.1
Secured funding facilities	120.6	15.3	135.9	141.3	21.6	162.9

Total funding facilities	$123.4	$23.4	$146.8	$153.9	$32.1	$186.0

     Unsecured Funding Facilities
The following table summarizes our unsecured committed capacity as of June 30, 2008, and December 31, 2007.

Unsecured committed facilities
	June 30, 2008			December 31, 2007

		Unused	Total		Unused	Total
($ in billions)	Outstanding	capacity	capacity	Outstanding	capacity	capacity

Global Automotive Finance operations:
Revolving credit facility – 364 day	$—	$—	$—	$—	$3.0	$3.0
Revolving credit facility – multiyear	0.5	—	0.5	—	3.0	3.0
International bank lines	1.9	0.4	2.3	1.9	1.0	2.9

Total Global Automotive Finance operations	2.4	0.4	2.8	1.9	7.0	8.9

ResCap:
Revolving credit facility – 364 day	—	—	—	—	0.9	0.9
Revolving credit facility – multiyear	—	—	—	—	0.9	0.9
Bank term loan	—	—	—	1.8	—	1.8

Total ResCap	—	—	—	1.8	1.8	3.6

Other:
Commercial Finance operations	—	—	—	—	0.1	0.1

Total Other	—	—	—	—	0.1	0.1

Total	$2.4	$0.4	$2.8	$3.7	$8.9	$12.6

Revolving credit facilities — As of December 31, 2007, we had four unsecured syndicated bank facilities totaling approximately $7.8 billion. GMAC had a $3.0 billion 364-day facility maturing in June 2008 and a $3.0 billion five-year term facility maturing June 2012. ResCap had an $875 million 364-day facility maturing June 2008 and an $875 million three-year term facility maturing June 2010. In June 2008, lenders in the GMAC and ResCap unsecured revolving credit facilities were given the option of transferring their existing credit commitments to a new GMAC secured revolving credit facility at a multiple of their existing commitment amount. Of the 38 banks given this option, 30 of them, composing over 90% of the existing commitment amounts, exercised this option. All of the ResCap lenders opted to transfer their commitments, while some GMAC lenders chose not to transfer their commitments; therefore, they remained in the existing GMAC five-year term facility with amended terms and conditions. One of the amendments was the removal of a leverage covenant from the GMAC five-year term facility that restricted the ratio of consolidated borrowed funds (excluding certain obligations of bankruptcy-remote special-purpose entities) to consolidated net worth (including existing preferred membership interests) to be no greater than 11.0:1. The remaining commitments total $486 million and are available until June 2012. As of June 2008, the five-year term facility was fully drawn.

International bank lines — As of June 30, 2008, we maintained $943 million in committed unsecured bank facilities in Canada and $1.4 billion primarily in Europe.

Bank term loan — During June 2008, GMAC acquired $1.3 billion of the outstanding $1.8 billion ResCap term loan due to mature on July 28, 2008. This transaction was incorporated into the $3.5 billion senior secured credit facility extended from GMAC to subsidiaries of ResCap and therefore utilizes $1.3 billion of the total capacity. ResCap paid the remainder of the term loan with proceeds from the $3.5 billion credit facility provided by GMAC.

Other — Our Commercial Finance operations utilizes letters of credit for certain aspects of their business.

The following table summarizes our unsecured uncommitted capacity as of June 30, 2008, and December 31, 2007.

Unsecured uncommitted facilities
	June 30, 2008			December 31, 2007

		Unused	Total		Unused	Total
($ in billions)	Outstanding	capacity	capacity	Outstanding	capacity	capacity

Global Automotive Finance operations:
Lines of credit – Europe	$3.0	$0.1	$3.1	$4.7	$0.4	$5.1
Lines of credit – Latin America	2.3	0.3	2.6	2.2	0.7	2.9
Lines of credit – Asia Pacific	1.2	0.6	1.8	1.4	0.3	1.7

Total Global Automotive Finance operations	6.5	1.0	7.5	8.3	1.4	9.7

ResCap:
Lines of credit	0.3	—	0.3	0.3	—	0.3
GMAC Bank: Fed Funds	—	0.2	0.2	—	0.2	0.2
Other	—	—	—	0.1	—	0.1

Total ResCap	0.3	0.2	0.5	0.4	0.2	0.6

Other:
Commercial Finance operations	0.1	—	0.1	0.2	—	0.2

Total	$6.9	$1.2	$8.1	$8.9	$1.6	$10.5

Global Automotive Finance and Commercial Finance lines of credit — Our international operations utilize credit lines from local banks and local branches of multinational financial institutions. The lines generally have a documented credit limit to establish total capacity, but lenders are not obligated to fulfill loan requests if there is unutilized capacity. Also, lenders are not obligated to renew outstanding loans when they mature. The outstanding loans under these credit lines tend to be short-term in nature and therefore are renewed throughout the year. These credit lines are typically supported by a parent guarantee from GMAC LLC.

ResCap lines of credit — ResCap’s lines of credit are used for general working capital purposes and have short-term maturities.

     Secured Funding Facilities
The following table shows the amount outstanding, unused, and total capacity under our secured committed facilities as of June 30, 2008, and December 31, 2007.

Secured committed facilities
	June 30, 2008			December 31, 2007

		Unused	Total		Unused	Total
($ in billions)	Outstanding	capacity	capacity	Outstanding	capacity	capacity

Global Automotive Finance operations:
Whole-loan forward flow agreements	$—	$25.3	$25.3	$—	$37.4	$37.4
New Center Asset Trust (NCAT) and Total Asset Collateralized Notes LLC (TACN)	—	10.0	10.0	—	12.0	12.0
Revolving Credit Facility	2.0	9.4	11.4	—	—	—
U.S. facilities	6.7	1.2	7.9	8.4	0.6	9.0
Variable note funding facility	3.6	2.4	6.0	—	6.0	6.0
International facilities	22.4	2.0	24.4	22.5	1.8	24.3

Total Global Automotive Finance operations	34.7	50.3	85.0	30.9	57.8	88.7

ResCap:
Repurchase agreements	1.4	2.7	4.1	3.6	3.3	6.9
Receivables Lending Agreement (RLA)	—	—	—	0.2	5.3	5.5
Mortgage Asset Lending Agreement (MALA)	—	—	—	0.1	3.1	3.2
Facilities for construction lending receivables	1.2	0.2	1.4	1.8	0.1	1.9
Facilities for mortgage servicing rights	0.3	—	0.3	0.4	0.2	0.6
Other	3.9	3.3	7.2	8.6	3.0	11.6

Total ResCap	6.8	6.2	13.0	14.7	15.0	29.7

Other:
Bilateral secured	13.0	8.4	21.4	10.5	10.9	21.4
Commercial Finance operations	0.7	0.4	1.1	0.8	0.6	1.4
Insurance operations	—	0.1	0.1	—	0.1	0.1

Total Other	13.7	8.9	22.6	11.3	11.6	22.9

Total	$55.2	$65.4	$120.6	$56.9	$84.4	$141.3

Whole-loan forward flow agreements — These represent commitments to purchase U.S. automotive retail assets. One of our long-term strategic financing agreements includes a commitment from a financial institution to purchase up to $10.0 billion of U.S. retail auto finance contracts every year through June 2010. There is $20.0 billion of capacity under this funding arrangement as of June 30, 2008. Our other long-term strategic financing agreement provides funding of up to $5.3 billion through October 2010.

NCAT and TACN — NCAT is a special-purpose entity administered by us for the purpose of funding assets as part of our securitization funding programs. This entity funds assets primarily through the issuance of asset-backed commercial paper. The total capacity represents credit commitments that serve as backup liquidity to support the outstanding commercial paper. In June 2008, we added a feature to this program that allows us to transfer NCAT credit commitments to another secured facility, TACN, which is bank-funded. The purpose of this feature is to give us the flexibility to more efficiently utilize our credit commitments and ensure access to liquidity in the event of market disruptions in the asset-backed commercial paper market. At June 30, 2008, NCAT had commercial paper outstanding of $7.4 billion, which is not included in our Condensed Consolidated Balance Sheet. A total of $1.0 billion of NCAT commitments have been transferred to TACN.

Revolving Credit Facility — In June 2008, we entered into a new secured revolving credit facility with capacity of $11.4 billion. This facility is secured by U.S. and Canadian automotive finance assets and the borrowers under the facility are structured as bankruptcy remote special-purpose entities. Capacity under this facility declines to $7.9 billion after two years and ultimately matures in June 2011.

This facility includes a leverage ratio covenant that requires our reporting segments, excluding the ResCap reporting segment, to have a ratio of consolidated borrowed funds to consolidated net worth not to exceed 11.0:1. For purposes of this calculation, the numerator is our total debt on a consolidated basis (excluding obligations of bankruptcy-remote special-purpose entities), less the total debt of the ResCap reporting segment in our consolidated balance sheet (excluding obligations of bankruptcy-remote special-purpose entities). The denominator is our consolidated net worth less ResCap’s consolidated net worth and certain extensions of credit from us to ResCap. As of June 30, 2008, the leverage ratio was 10.1. The following table summarizes the calculation of the leverage ratio covenant.

		Less:	Adjusted
June 30, 2008 ($ in millions)	GMAC LLC	ResCap	leverage metrics

Consolidated borrowed funds:
Total debt	$173,489	$48,210	$125,279
Less:
Obligations of bankruptcy-remote SPEs	(61,171)	(7,900)	(53,271)
Intersegment eliminations	—	(8,227)	8,227

Consolidated borrowed funds used for leverage ratio	112,318	32,083	80,235
Consolidated net worth:
Total equity	12,316	4,067	8,249
Less:
Intersegment credit extensions (a)	(324)	—	(324)

Consolidated net worth used for leverage ratio	11,992	4,067	7,925

Leverage ratio (b)			10.1

(a)	Consolidated net worth is reduced by extensions of credit to ResCap, except for certain permitted facilities, including the ResCap Facility, and the MSR Facility.
(b)	This leverage ratio is calculated differently from previous periods as the terms have changed under the new secured revolving credit facility. We remain subject to the leverage ratio as previously calculated, but on significantly reduced debt balances relative to prior periods. As of June 30, 2008, the leverage ratio as calculated in previous periods was 9.1:1.

Global Automotive Finance operations secured facilities (United States and International) — These are primarily private securitization facilities that permanently fund a specific pool of assets. Many of the facilities are revolving and, therefore, allow for the funding of additional assets during the commitment period, usually 364 days. Internationally, there are also secured bank lines that provided $1.4 billion of total capacity at June 30, 2008.

Variable note funding facility — This facility is available to fund U.S. dealer floor plan receivables at all times, including in the event of GM filing for Chapter 11 bankruptcy reorganization. The facility has two separate maturity dates with $3.0 billion coming due in March 2009 and another $3.0 billion coming due in March 2010.

ResCap facilities — In June 2008, ResCap reached agreements to amend substantially all of its secured bilateral facilities (repurchase agreements, facilities for mortgage servicing rights, and others) thus extending the maturities of these facilities from various dates in 2008 to May and June 2009. These actions significantly mitigate near-term liquidity risk by renewing key funding sources for existing collateral and future loan originations.

Repurchase agreements — ResCap has relationships with banks and securities firms to provide funding for mortgage loans and securities through repurchase agreements and other similar arrangements on a domestic and international basis. In June 2008, ResCap closed a new syndicated $2.5 billion whole-loan repurchase agreement to fund domestic conforming collateral. This facility matures in June 2009.

RLA and MALA — RLA and MALA facilities were terminated during the second quarter of 2008. Prior to the termination, the decline in borrowings under these facilities reflect ResCap’s decision in 2007 to restrict warehouse lending activities and nontraditional mortgage originations as well as continuing disruptions in the asset-backed commercial paper market (which made borrowings under this facility less available and more expensive).

Other — Other secured facilities include certain facilities to fund mortgage loans prior to their sale or securitization. Internationally, this includes $5.1 billion of liquidity commitments to fund loans in the United Kingdom; $0.6 billion of liquidity commitments to fund loans originated in the Netherlands, Germany, and Spain; a $721 million liquidity commitment to fund loans in Australia; and a $69 million liquidity commitment to fund loans in Mexico. Domestically, other secured facilities to fund mortgage servicing advances had capacity of $0.7 billion as of June 30, 2008.

Bilateral secured facility — Effective September 6, 2007, we entered into an agreement with a financial institution, pursuant to which we could have access to up to $21.4 billion in various asset-backed funding facilities (the Facilities) through at least September 2008. Credit commitments totaling $14.4 billion had been provided with an additional $7.0 billion becoming available to the extent the Facilities were syndicated to other lenders. As of June 30, 2008, $10.0 billion of committed credit capacity was utilized to fund automotive assets. ResCap and Commercial Finance had committed credit capacity under the facilities of $1.5 billion and $2.3 billion, respectively, with outstanding amounts of $1.3 billion and $1.7 billion, respectively. Of the total funded amounts, $1.8 billion of the outstanding amount has been syndicated.

Commercial Finance operations — Maintains conduits to fund trade receivables.

The following table shows the amount outstanding, unused, and total capacity under our secured uncommitted facilities as of June 30, 2008, and December 31, 2007:

Secured uncommitted facilities
	June 30, 2008			December 31, 2007
		Unused	Total		Unused	Total
($ in billions)	Outstanding	capacity	capacity	Outstanding	capacity	capacity

Global Automotive
Finance operations
Repurchase agreements	$0.2	$—	$0.2	$ —	$—	$—
ResCap:
Repurchase agreements	—	3.1	3.1	0.4	7.4	7.8
FHLB advances	10.7	0.5	11.2	11.3	1.3	12.6
Other	0.1	0.7	0.8	0.4	0.8	1.2

Total	$11.0	$4.3	$15.3	$12.1	$9.5	$21.6

FHLB Advances — GMAC Bank has entered into an advances agreement with Federal Home Loan Bank (FHLB). Under the agreement, as of June 30, 2008, and December 31, 2007, GMAC Bank had assets pledged and restricted as collateral totaling $31.9 billion and $28.4 billion, respectively, under the FHLB’s existing blanket lien on all GMAC Bank assets. However, the FHLB will allow GMAC Bank to encumber any assets restricted as collateral not needed to collateralize existing FHLB advances. As of June 30, 2008, and December 31, 2007, GMAC Bank had $15.4 billion and $12.8 billion, respectively, of assets pledged under security interest that were available to be encumbered elsewhere.

Credit Ratings
The cost and availability of unsecured financing are influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation. Lower ratings generally result in higher borrowing costs and reduced access to capital markets. This is particularly true for certain institutional investors whose investment guidelines require investment-grade ratings on term debt and the two highest rating categories for short-term debt (particularly money market investors).

Substantially all our debt has been rated by nationally recognized statistical rating organizations. The following table summarizes our current ratings and outlook by the respective nationally recognized rating agencies.

Rating	Commercial	Senior		Date of
Agency	paper	debt	Outlook	last action

Fitch	B	B+	Negative	May 2, 2008 (a)
Moody’s	Not-Prime	B3	Negative	June 16, 2008 (b)
S&P	C	B-	Negative	July 31, 2008 (c)
DBRS	R-5	B	Negative	June 20, 2008 (d)

(a)	Fitch downgraded our senior debt to B+ from BB, affirmed the commercial paper rating of B, and maintained the outlook at Negative on May 2, 2008. Separately, on May 2, 2008, Fitch lowered our Corporate Debt Rating to BB- from BB.
(b)	Moody’s downgraded our senior debt to B3 from B2, affirmed the commercial paper rating of Not-Prime, and changed the outlook to Negative on June 16, 2008.
(c)	Standard & Poor’s downgraded our senior debt rating to B- from B, affirmed the commercial paper rating of C, and changed the outlook to Negative on July 31, 2008.
(d)	DBRS downgraded our senior debt to B from BB (low), lowered the commercial paper rating to R-5 from R-4, and maintained the outlook at Negative on June 20, 2008.

In addition, ResCap, our indirect wholly owned subsidiary, has ratings (separate from GMAC) from the nationally recognized rating agencies. The following table summarizes ResCap’s current ratings and outlook by the respective agency.

Rating	Commercial	Senior		Date of
agency	paper	debt	Outlook	last action

Fitch	C	D		June 4, 2008 (a)
Moody’s	Not-Prime	Ca	Under Review-Negative	June 16, 2008 (b)
S&P	C	CCC-	Negative	July 15, 2008 (c)
DBRS	R-5	CC(high)	Negative	June 20, 2008 (d)

(a)	Fitch downgraded ResCap’s senior debt to D from C and affirmed the commercial paper rating of C on June 4, 2008.
(b)	Moody’s affirmed ResCap’s senior debt rating of Ca, affirmed the commercial paper rating of Not-Prime, and changed the outlook to Under Review-Negative on June 16, 2008.
(c)	Standard & Poor’s upgraded ResCap’s senior debt to CCC- from SD, affirmed the commercial paper rating of C, and maintained the outlook at Negative on July 15, 2008.
(d)	DBRS downgraded ResCap’s senior debt to CC(high) from CCC, affirmed the commercial paper rating of R-5, and changed the outlook to Negative on June 20, 2008.

Off-balance Sheet Arrangements

We use off-balance sheet entities as an integral part of our operating and funding activities. For further discussion of our use of off-balance sheet entities, refer to the Off-balance Sheet Arrangements section in our 2007 Annual Report on Form 10-K.

The following table summarizes assets carried off-balance sheet in these entities.

	June 30,	December 31,
($ in billions)	2008	2007

Securitization (a)
Retail finance receivables	$17.4	$15.6
Wholesale loans	12.3	18.4
Mortgage loans	135.6	138.3

Total off-balance sheet activities	$165.3	$172.3

(a)	Includes only securitizations accounted for as sales under SFAS 140, as further described in Note 8 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K.

Critical Accounting Estimates

We have identified critical accounting estimates that, as a result of judgments, uncertainties, uniqueness, and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition, results of operations, or cash flows under different conditions or using different assumptions.

Our most critical accounting estimates are:

•	Valuation of loans held-for-sale

•	Determination of the allowance for credit losses

•	Valuation of automotive lease residuals

•	Valuation of mortgage servicing rights

•	Valuation of interests in securitized assets

•	Determination of reserves for insurance losses and loss adjustment expenses

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

SFAS 157 provides a definition of fair value, establishes a framework for measuring fair value, and establishes a three-level hierarchy to be used when measuring and disclosing fair value. An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. Below is a description of the three hierarchy levels.

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

We follow the fair value hierarchy set forth above in order to prioritize the data utilized to measure fair value. We strive to obtain quoted market prices in active markets (Level 1 inputs). If Level 1 inputs are not available, we will attempt to obtain Level 2 inputs, observable market prices in inactive markets, or derive the fair value measurement using observable market prices for similar assets or liabilities. When neither Level 1 nor Level 2 inputs are available, we use Level 3 inputs and internal valuation models to estimate fair value measurements. At June 30, 2008, approximately 18% of total assets, or $41.5 billion, consisted of financial instruments recorded at fair value. Approximately 55% of the assets reported at fair value were valued using Level 3 inputs. At June 30, 2008, approximately 2% of total liabilities, or $4.7 billion, consisted of financial instruments recorded at fair value. Approximately 78% of the liabilities reported at fair value were valued using Level 3 inputs. See Note 13 to the Condensed Consolidated Financial Statements for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized.

Due to the nature of ResCap’s mortgage banking operations, a large percentage of our fair value assets and liabilities are Level 3. These mortgage banking operations can be broadly described as follows:

•	ResCap enters into interest rate lock commitments with borrowers or mortgage purchase commitments with correspondent lenders and other sellers. These commitments typically are considered derivative instruments under GAAP and are accounted for at fair value. Due to the underlying attributes of these mortgage loan commitments and that they do not trade in any market, these derivatives typically are Level 3 items.

•	ResCap funds or purchases mortgage loans. We have not elected fair value for our mortgage loans held-for-sale portfolio. Rather, these loans are accounted for at lower of cost or market under GAAP. The loans are valued differently depending on the underlying characteristics of the loan. Generally speaking, loans that will be sold to agencies and the majority of international loans where recently negotiated market prices for the pool exist with a counterparty are Level 2, while domestic loans that cannot be sold to agencies and delinquent loans are Level 3 due to lack of observable market prices.

•	ResCap ultimately sells its mortgage loans included in the held-for-sale portfolio, either to the agencies, to whole-loan purchasers, or via off-balance sheet securitization structures. When we sell loans into any of the three channels above, we typically will retain servicing rights. We have opted to carry our servicing rights at fair value under SFAS No. 156, Accounting for Servicing of Financial Assets. Further, when the loans are sold into off-balance sheet securitizations, we will often retain residual interests and/or certain classes of bonds. These retained bonds may include interest-only strips, principal-only securities, or principal and interest-paying bonds (typically the subordinated bonds), all of which are carried at fair value within investment securities on our Condensed Consolidated Balance Sheet. Due to the lack of observable market prices or data, our servicing rights and retained residual interests typically are Level 3 items.

•	ResCap has previously executed securitizations that have not qualified for sale treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The collateral in these securitizations are classified as loans held-for-investment, and related debt is recorded on our Condensed Consolidated Balance Sheet. We have elected fair value for both the collateral and debt in certain of these securitizations. Due to the characteristics of the underlying loan collateral (nonprime and home equities), the collateral and debt are both classified as Level 3. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the fair value election.

We also have certain operations outside our mortgage banking activities that result in our holding Level 3 assets and liabilities. These include on-balance sheet collateralized debt obligation transactions, mortgage-backed and asset-backed securities, and other financial instruments.

Due to the amount of our assets and liabilities recorded at fair value, our balance sheet and income statement can be significantly impacted by fluctuations in market prices. While we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. Beginning in 2007 and continuing into 2008, the global credit markets have experienced severe dislocation. Market demand for asset-backed securities, particularly those backed by mortgage assets, has significantly contracted and in many markets has virtually disappeared. Further, market demand for whole-loan purchases has also contracted. These unprecedented market conditions have adversely impacted us and our competitors. As the market conditions continue, our assets and liabilities are subject to valuation adjustment and changes in the inputs we utilize to measure fair value.

For the three months and six months ended June 30, 2008, certain recurring changes in the fair value of assets and liabilities have been included in our financial results. As a result of further deterioration in the mortgage market and underlying collateral valuations, we experienced declines in the fair value of our mortgage loans held-for-sale, which are classified as consumer finance receivables and loans on the Condensed Consolidated Statement of Income, resulting in significant valuation losses materially impacting our financial results. At the same time, our mortgage loans held-for-investment and debt held in our on-balance sheet securitizations, in which we elected the fair value option under SFAS 159, experienced offsetting valuation declines. As the mortgage loan held-for-investment asset declines in value, resulting in losses, the securitized debt declines, resulting in offsetting valuation gains. For the six months ended, we have additional increases in the fair value of mortgage servicing rights and associated hedging derivatives primarily due to slower prepayment speeds enhancing the value of our mortgage servicing rights and a steeper overall yield curve in the first quarter of 2008, resulting in a positive impact of our hedging activity, and favorable valuation of our mortgage servicing right and derivative assets. The decrease in the fair value of trading securities for the three and six months ended were substantially attributable to the decline in the fair value of residual interests that continue to be held by us through our off-balance sheet securitizations, resulting from increasing credit losses, rating agency downgrades, declines in value of underlying collateral, market illiquidity, and changes in discount rate assumptions in certain foreign markets.

For the three months and six months ended June 30, 2008 certain nonrecurring changes in the fair value of assets and liabilities have been included in our financial results. A $716 million impairment of vehicle operating lease assets was recognized by our North American operations that resulted from a sharp decline in used vehicle sales prices for sport-utility vehicles and trucks in the United States and Canada, reducing our expected residual value for these vehicles. These same economic factors also created losses related to our investment in used vehicles held-for-sale, as the fair value of certain vehicles held-for-sale.

We have numerous internal controls in place to ensure the appropriateness of fair value measurements. Significant fair value measures are subject to detailed analytics and management review and approval. We have an established model validation policy and program in place that covers all models used to generate fair value measurements. This model validation program ensures a controlled environment is used for the development, implementation, and use of the models and change procedures. Further, this program uses a risk-based approach to select models to be reviewed and validated by an independent internal risk group to ensure the models are consistent with their intended use, the logic within the models is reliable, and the inputs and outputs from these models are appropriate. Additionally, a wide array of operational controls is in place to ensure the fair value measurements are reasonable, including controls over the inputs into, and the outputs from, the fair value measurement models. For example, we backtest the internal assumptions used within models against actual performance. We also monitor the market for recent trades, market surveys, or other market information that may be used to benchmark model inputs or outputs. Certain valuations will also be benchmarked to market indices when appropriate and available. We have scheduled model and/or input recalibrations that occur on a periodic basis but will recalibrate earlier if significant variances are observed as part of the backtesting or benchmarking noted above.

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

Refer to Note 1 and Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information on changes in accounting principle.

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

The words “expect,” “anticipate,” “estimate,” “forecast,” “initiative,” “objective,” “plan,” “goal,” “project,” “outlook,” “priorities,” “target,” “intend,” “evaluate,” “pursue,” “seek,” “may,” “would,” “could,” “should,” “believe,” “potential,” “continue,” or the negative of any of those words or similar expressions is intended to identify forward-looking statements. All statements herein, other than statements of historical fact, including without limitation, statements about future events and financial performance, are forward-looking statements that involve certain risks and uncertainties.

While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results, and GMAC’s and Residential Capital LLC’s (ResCap) actual results may differ materially due to numerous important factors that are described in Item 1A of our 2007 Annual Report on Form 10-K, as updated by subsequent reports on SEC Forms 10-Q. Such factors include, among others, the following: securing low cost funding for GMAC and ResCap; maintaining the mutually beneficial relationship between GMAC and GM; our ability to maintain an appropriate level of debt; the profitability and financial condition of GM; restrictions on ResCap’s ability to pay dividends to us; recent developments in the residential mortgage market, especially in the nonprime sector; continued deterioration in the residual value of off-lease vehicles; the impact on ResCap of the continuing decline in the U.S. housing market; changes in U.S. government-sponsored mortgage programs or disruptions in the markets in which our mortgage subsidiaries operate; disruptions in the markets in which we fund GMAC’s and ResCap’s operations, with resulting negative impact on our liquidity; changes in our contractual servicing rights; costs and risks associated with litigation; changes in our accounting assumptions that may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings; changes in the credit ratings of ResCap, GMAC or GM; changes in economic conditions, currency exchange rates or political stability in the markets in which we operate; and changes in the existing or the adoption of new laws, regulations, policies or other activities of governments, agencies and similar organizations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our automotive financing, mortgage, and insurance activities give rise to market risk, representing the potential loss in the fair value of assets or liabilities caused by movements in market variables, such as interest rates, foreign-exchange rates, and equity prices. We are primarily exposed to interest rate risk arising from changes in interest rates related to financing, investing, and cash management activities. More specifically, we have entered into contracts to provide financing, to retain mortgage servicing rights, and to retain various assets related to securitization activities all of which are exposed in varying degrees to changes in value due to movements in interest rates. Interest rate risk arises from the mismatch between assets and the related liabilities used for funding. We enter into various financial instruments, including derivatives, to maintain the desired level of exposure to the risk of interest rate fluctuations. Refer to Note 9 to our Condensed Consolidated Financial Statements for further information.

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

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on our evaluation, GMAC’s Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of June 30, 2008.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within GMAC have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against us. Please refer to the Legal Proceedings section in our 2007 Annual Report on Form 10-K for additional information regarding pending legal proceedings.

Item 1A. Risk Factors

Other than with respect to the risk factors provided below, there have been no material changes to the Risk Factors described in our 2007 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Risks Related to Our Business
Our business requires substantial capital, and a disruption in our funding sources, diminished access to the capital markets, or increased borrowing costs could have a material adverse effect on our liquidity and financial condition

Our liquidity and ongoing profitability are, in large part, dependent upon our timely access to capital and the costs associated with raising funds in different segments of the capital markets. We depend and will continue to depend on our ability to access diversified funding alternatives to meet future cash flow requirements and to continue to fund our operations. The capital markets have remained highly volatile and liquidity has been significantly reduced. These conditions, in addition to the reduction in our credit ratings, have resulted in increased borrowing costs and our inability to access the unsecured debt markets in a cost-effective manner. This has resulted in an increased reliance on asset-backed and other secured sources of funding. We further have regular renewals of outstanding bank loans and credit facilities, and our inability to renew these loans and facilities as they mature could have a negative impact on our liquidity position. We also have significant maturities of unsecured notes each year. In order to retire these instruments, we either will need to refinance this debt or generate sufficient cash to retire the debt. In addition, continued or further negative events specific to us or our 49% owner, GM, could further adversely impact our funding sources. As an example, an insolvency event for GM would curtail our ability to utilize certain of our automotive wholesale loan securitization structures as a source of funding in the future. Furthermore, we have recently provided a significant amount of funding to ResCap, and as a result any negative events with respect to ResCap could have an adverse effect on our consolidated financial position.

ResCap’s liquidity has been significantly impaired, and may be further impaired, due to circumstances beyond our control, such as adverse changes in the economy and general market conditions. Continued deterioration in ResCap’s business performance could further limit, and recent reductions in its credit ratings have limited, ResCap’s ability to access the capital markets on favorable terms. During recent volatile times in the capital and secondary markets, especially since August 2007, access to aggregation and other forms of financing, as well as access to securitization and secondary markets for the sale of ResCap’s loans, has been severely constricted. Furthermore, ResCap’s access to capital has been impacted by changes in the market value of its mortgage products and the willingness of market participants to provide liquidity for such products.

ResCap’s liquidity has also been adversely affected, and may be further adversely affected in the future, by margin calls under certain of ResCap’s secured credit facilities that are dependent in part on the lenders’ valuation of the collateral securing the financing. Each of these credit facilities allows the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market values. If a lender determines that the value of the collateral has decreased, it may initiate a margin call requiring ResCap to post additional collateral to cover the decrease. When ResCap is subject to such a margin call, it must provide the lender with additional collateral or repay a portion of the outstanding borrowings with minimal notice. Any such margin call could harm ResCap’s liquidity, results of operation, financial condition and business prospects. Additionally, in order to obtain cash to satisfy a margin call, ResCap may be required to liquidate assets at a disadvantageous time, which could cause ResCap to incur further losses and adversely affect its results of operations and financial condition. Furthermore, continued volatility in the capital markets has made determination of collateral values uncertain compared to our historical experience, and many of ResCap’s lenders are taking a much more conservative approach to valuations. As a result, the frequency and magnitude of margin calls has increased, and we expect both to remain high compared to historical experience for the foreseeable future.

Recent developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to nonprime assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products. As a result, ResCap’s liquidity has been and will continue to be negatively impacted by margin calls and changes to advance rates on ResCap’s secured facilities. One consequence of this funding reduction is that ResCap may decide to retain interests in securitized mortgage pools that in other circumstances it would sell to investors, and ResCap will have to secure additional financing for these retained interests. If ResCap is unable to secure sufficient financing for them, or if there is further general deterioration of liquidity for mortgage products, it will adversely impact ResCap’s business.

ResCap has significant near-term liquidity issues. There is a significant risk that ResCap will not be able to meet its debt service obligations and other funding obligations in the near term.

ResCap expects continued liquidity pressures for the remainder of 2008 and the early part of 2009. ResCap is highly leveraged relative to its cash flow. As of June 30, 2008, ResCap’s liquidity portfolio (cash readily available to cover operating demands from across our business operations and maturing obligations) totaled $1.5 billion. ResCap has approximately $0.3 billion aggregate principal amount of notes due in November 2008. Though in June ResCap extended the maturities of most of its secured, short-term debt until April and May 2009, ResCap had approximately $3.3 billion of secured, short-term debt and approximately $0.3 billion of unsecured notes outstanding as of June 30, 2008 maturing in 2008, excluding debt of GMAC Bank.

ResCap expects that additional and continuing liquidity pressure, which is difficult to forecast with precision, will result from the obligation of its subsidiaries to advance delinquent principal, interest, property taxes, casualty insurance premiums and certain other amounts with respect to mortgage loans that ResCap services that become delinquent. Recent increases in delinquencies with respect to ResCap’s servicing portfolio have increased the overall level of such advances, as well as extending the time over which ResCap expects to recover such amounts under the terms of its servicing contracts. ResCap also must find alternate funding sources for assets that must periodically be withdrawn from some of its financing facilities as maximum funding periods for those assets expire. In addition, in connection with the recent restructuring of ResCap’s credit facilities, ResCap became subject to a requirement to maintain minimum cash balances outside GMAC Bank in order to continue its access to those facilities. ResCap will attempt to meet these and other liquidity demands through a combination of operating cash and additional asset sales. The sufficiency of these sources of additional liquidity cannot be assured, and any asset sales, even if they raise sufficient cash to meet ResCap’s liquidity needs, may result in losses that negatively affect ResCap’s overall profitability and financial condition.

Moreover, even if ResCap is successful in implementing all of the actions described above, ResCap’s ability to satisfy its liquidity needs and comply with any covenants included in its debt agreements requiring maintenance of minimum cash balances may be affected by additional factors and events (such as interest rate fluctuations and margin calls) that increase ResCap’s cash needs making it unable to independently satisfy near-term liquidity requirements.

Current conditions in the residential mortgage market and housing markets may continue to adversely affect our earnings and financial condition.

Recently, the residential mortgage market in the United States, Europe, and other international markets in which we conduct business has experienced a variety of difficulties and changed economic conditions that adversely affected our earnings and financial condition in full-year 2007 and in 2008 to date. Delinquencies and losses with respect to ResCap’s nonprime mortgage loans increased significantly and may continue to increase. Housing prices in many parts of the United States, the United Kingdom, and other international markets have also declined or stopped appreciating, after extended periods of significant appreciation. In addition, the liquidity provided to the mortgage sector has recently been significantly reduced. This liquidity reduction combined with ResCap’s decision to reduce its exposure to the nonprime mortgage market caused ResCap’s nonprime mortgage production to decline, and such declines are expected to continue. Similar trends have emerged beyond the nonprime sector, especially at the lower end of the prime credit quality scale, and have had a similar effect on ResCap’s related liquidity needs and businesses in the United States, Europe, and other international markets. These trends have resulted in significant write-downs to ResCap’s mortgage loans held-for-sale and trading securities portfolios and additions to its allowance for its loan losses for its mortgage loans held-for-investment and warehouse lending receivables portfolios. A continuation of these conditions, which we anticipate in the near term, may continue to adversely affect our financial condition and results of operations.

Moreover, the continued deterioration of the U.S. housing market and decline in home prices in 2007 and 2008 to date in many U.S. and international markets, which we anticipate will continue for the near term, are likely to result in increased delinquencies or defaults on the mortgage assets that ResCap owns and services. Further, loans that were made based on limited credit or income documentation also increase the likelihood of future increases in delinquencies or defaults on mortgage loans. An increase in delinquencies or defaults will result in a higher level of credit losses and credit related expenses, as well as increased liquidity requirements to fund servicing advances, all of which in turn will reduce our revenues and profits. Higher credit losses and credit-related expenses also could adversely affect our financial condition.

ResCap’s lending volume is generally related to the rate of growth in U.S. residential mortgage debt outstanding and the size of the U.S. residential mortgage market. Recently, the rate of growth in total U.S. residential mortgage debt outstanding has slowed sharply in response to the reduced activity in the housing market and national declines in home prices. A decline in the rate of growth in mortgage debt outstanding reduces the number of mortgage loans available for ResCap to purchase or securitize, which in turn could lead to a reduction in its revenue, profits, and business prospects.

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

As a result of decreased liquidity for a number of mortgage products, including nonprime mortgage products and many products offered through ResCap’s international businesses, ResCap no longer offers those products in the affected markets. In ResCap’s domestic mortgage business, it has shifted the bulk of its loan production to prime mortgage products that conform to the requirements of government-sponsored enterprises. In ResCap’s international business, it generally restricts originations to those products and markets for which liquidity remains available, and ResCap has suspended new loan originations in the United Kingdom, Europe, and Australia. The products that are currently relatively liquid are generally not as profitable as the broader range of products ResCap has traditionally offered. In addition, in the United States and some other markets, a number of competitors offer similar mortgage products, resulting in compression on interest margins and gains on sales. As a result, ResCap’s operations will generally be less profitable than they would be if ResCap was able to offer a more diversified product line.

Changes in existing U.S. government-sponsored mortgage programs, or disruptions in the secondary markets in the United States or in other countries in which we operate, could adversely affect our profitability and financial condition.

The ability of ResCap to generate revenue through mortgage loan sales to institutional investors in the United States depends to a significant degree on programs administered by government-sponsored enterprises such as Fannie Mae, Freddie Mac, Ginnie Mae, and others that facilitate the issuance of mortgage-backed securities in the secondary market. These government-sponsored enterprises play a powerful role in the residential mortgage industry and ResCap has significant business relationships with them. Proposals have recently been enacted in Congress and are under consideration by various regulatory authorities that would affect the manner in which these government-sponsored enterprises conduct their business, including establishing a new independent agency to regulate the government-sponsored enterprises, to require them to register their stock with the SEC, to reduce or limit certain business benefits that they receive from the U.S. government, and to limit the size of the mortgage loan portfolios that they may hold. In addition, the government-sponsored enterprises themselves have been negatively affected by recent mortgage market conditions, including conditions that have threatened their access to debt financing. Any discontinuation of, or significant reduction in, the operation of these government-sponsored enterprises could adversely affect our revenues and profitability. Also, any significant adverse change in the level of activity in the secondary market, including declines in the institutional investors’ desire to invest in ResCap’s mortgage products, could adversely affect our business.

ResCap uses three primary sales channels to sell its mortgage loans to the secondary market: whole-loan sales, sales to government-sponsored enterprises, and securitizations. A decrease in demand for whole-loan purchasers or the government-sponsored enterprises, or for the securities issued in our securitizations, could adversely affect our revenues and profitability.

GMAC and certain of our owners are subject to regulatory agreements that may affect our control of GMAC Bank.

As previously disclosed, on February 1, 2008, Cerberus FIM, LLC; Cerberus FIM Investors, LLC; and FIM Holdings LLC (collectively, the FIM Entities), submitted a letter to the Federal Deposit Insurance Corporation (FDIC) requesting that the FDIC waive certain of the requirements contained in a two-year disposition agreement among each of the FIM Entities and the FDIC that was entered into in connection with the sale by General Motors Corporation of 51% of the equity interests in GMAC (the Sale Transaction). The Sale Transaction resulted in a change of control of GMAC Bank, an industrial bank, which required the approval of the FDIC. Prior to the Sale Transaction, the FDIC had imposed a moratorium on the approval of any applications for change in bank control notices submitted to the FDIC with respect to any industrial bank. As a condition to granting the application in connection with the change of control of GMAC Bank during the moratorium, the FDIC required each of the FIM Entities to enter into a two-year disposition agreement. That agreement required, among other things, that by no later than November 30, 2008, the FIM Entities complete one of the following actions: (1) become registered with the appropriate federal banking agency as a depository institution holding company pursuant to the Bank Holding Company Act or the Home Owners’ Loan Act, (2) divest control of GMAC Bank to one or more persons or entities other than prohibited transferees, (3) terminate GMAC Bank’s status as an FDIC-insured depository institution, or (4) obtain from the FDIC a waiver of the requirements set forth in this sentence on the ground that applicable law and FDIC policy permit similarly situated companies to acquire control of FDIC-insured industrial banks. On July 15, 2008, the FDIC determined to address the FIM Entities’ waiver request through execution of a ten-year extension of the existing two-year disposition requirement. Pursuant to the extension, the FIM Entities have until November 30, 2018, to complete one of the four actions enumerated above. Certain agreements, which GMAC, GMAC Bank, and the FIM Entities entered into with the FDIC as a condition to the FDIC granting the ten-year extension, require, among other things, both GMAC and GMAC Bank to maintain specified capital levels. In the event required levels are not maintained or other provisions of the agreements are breached, the FDIC could exercise its discretionary powers and seek to take actions in response. Such actions could include termination or modification of the ten-year extension.

Our profitability and financial condition has been materially adversely affected by decreases in the residual value of off-lease vehicles, and such decreases may continue.

Our expectation of the residual value of a vehicle subject to an automotive lease contract is a critical element used to determine the amount of the lease payments under the contract at the time the customer enters into it. As a result, to the extent the actual residual value of the vehicle, as reflected in the sales proceeds received upon remarketing, is less than the expected residual value for the vehicle at lease inception, we incur additional depreciation expense and/or a loss on the lease transaction. General economic conditions, the supply of off-lease vehicles, and new vehicle market prices heavily influence used vehicle prices and thus the actual residual value of off-lease vehicles. The recent sharp decline in demand and used vehicle sale prices for sport-utility vehicles and trucks in the United States and Canada has affected GMAC’s remarketing proceeds for these vehicles, and has resulted in an impairment of $716 million during the three months ended June 30, 2008. These trends may continue. GM’s brand image, consumer preference for GM products, and GM’s marketing programs that influence the new and used vehicle market for GM vehicles also influence lease residual values. In addition, our ability to efficiently process and effectively market off-lease vehicles impacts the disposal costs and proceeds realized from the vehicle sales. While GM provides support for lease residual values, including through residual support programs, this support by GM does not in all cases entitle us to full reimbursement for the difference between the remarketing sales proceeds for off-lease vehicles and the residual value specified in the lease contract. Differences between the actual residual values realized on leased vehicles and our expectations of such values at contract inception could continue to have a negative impact on our profitability and financial condition.

The worldwide financial services industry is highly competitive. If we are unable to compete successfully or if there is increased competition in the automotive financing, mortgage, and/or insurance markets or generally in the markets for securitizations or asset sales, our margins could be materially adversely affected.

The markets for automotive and mortgage financing, insurance, and reinsurance are highly competitive. The market for automotive financing has grown more competitive as more consumers are financing their vehicle purchases, primarily in North America and Europe. Our mortgage business faces significant competition from commercial banks, savings institutions, mortgage companies, and other financial institutions. Our insurance business faces significant competition from insurance carriers, reinsurers, third-party administrators, brokers, and other insurance-related companies. Many of our competitors have substantial positions nationally or in the markets in which they operate. Some of our competitors have lower cost structures, lower cost of capital, and are less reliant on securitization and sale activities. We face significant competition in various areas, including product offerings, rates, pricing and fees, and customer service. This competition may increase as we have recently increased pricing on certain lending activities. If we are unable to compete effectively in the markets in which we operate, our profitability and financial condition could be negatively affected.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of GMAC security holders during the second quarter of 2008:

•	Effective April 1, 2008, the holders of GMAC’s Class B Common Equity Interests appointed Ray G. Young as a Class B Manager to fill the vacancy created by the resignation of G. Richard Wagoner, Jr. as a Class B Manager.

•	Effective May 15, 2008, the holders of GMAC’s Class A and Class B Common Equity Interests approved by joint unanimous written consent (1) the waiver of GMAC’s obligation to disburse payment of the Preferred Accrued Distribution Amount for the first fiscal quarter of 2008 within the time period contemplated by Section 5.1(a) of GMAC’s Amended and Restated Limited Liability Company Operating Agreement dated as of November 30, 2006, as amended from time to time (the Operating Agreement), and (2) the extension to June 30, 2008, of the time period contemplated by Section 5.1(a) of the Operating Agreement for disbursement of the Preferred Accrued Distribution Amount for the first fiscal quarter of 2008. The waiver and extension are for the fiscal quarter ending March 31, 2008 only.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 7th day of August 2008.

GMAC LLC
(Registrant)

/s/  Robert S. Hull
Robert S. Hull
Executive Vice President and
Chief Financial Officer

/s/  David J. DeBrunner
David J. DeBrunner
Vice President, Chief Accounting Officer, and
Corporate Controller

INDEX OF EXHIBITS

Exhibit	Description	Method of Filing

10.1	Participation Agreement dated as of June 4, 2008 between each of GMAC LLC, General Motors Corporation, and Cerberus ResCap Financing LLC	Filed herewith.
10.2	Parent Company Agreement dated July 21, 2008 between each of GMAC LLC, Cerberus FIM, LLC, Cerberus FIM Investors, LLC, FIM Holdings LLC, IB Finance Holding Company, LLC, GMAC Bank and the Federal Deposit Insurance Corporation	Filed herewith.
10.3	Capital and Liquidity Maintenance Agreement dated July 21, 2008 between each of GMAC LLC, Cerberus FIM, LLC, Cerberus FIM Investors, LLC, FIM Holdings LLC, IB Finance Holding Company, LLC, GMAC Bank and the Federal Deposit Insurance Corporation	Filed herewith.
10.4	GMAC Long-Term Incentive Plan LLC Long-Term Equity Compensation Incentive Plan, dated July 16, 2008	Filed herewith.
10.5	GMAC Long-Term Incentive Plan LLC Form Award Letter	Filed herewith.
10.6	GMAC LLC Senior Leadership Severance Plan, Plan Document and Summary Plan Description, Effective June 1, 2008	Filed herewith.
10.7	Purchase Agreement among Residential Capital, LLC, GMAC Model Home Finance I, LLC, and CMH Holdings LLC, dated June 6, 2008	Filed herewith.
12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

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