Form 10-Q
period 2008-09-30
GMAC LLC
filed 2008-11-10
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008, or

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
Yes ☐          No ☑

GMAC LLC

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GMAC LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2008	2007	2008	2007

Revenue
Consumer	$1,690	$2,432	$5,275	$7,398
Commercial	599	750	1,858	2,227
Loans held-for-sale	246	307	918	1,182
Operating leases	2,106	1,892	6,344	5,187

Total financing revenue	4,641	5,381	14,395	15,994
Interest expense	2,906	3,715	8,953	11,122
Depreciation expense on operating lease assets	1,412	1,276	4,209	3,530
Impairment of investment in operating leases	93	—	808	—

Net financing revenue	230	390	425	1,342
Other revenue
Servicing fees	441	548	1,377	1,664
Servicing asset valuation and hedge activities, net	(261)	(123)	(36)	(578)
Insurance premiums and service revenue earned	1,123	1,143	3,355	3,235
Gain (loss) on mortgage and automotive loans, net	25	(320)	(1,674)	42
Investment (loss) income	(216)	13	(263)	548
Other income	373	602	2,255	2,255

Total other revenue	1,485	1,863	5,014	7,166
Total net revenue	1,715	2,253	5,439	8,508
Provision for credit losses	1,099	964	2,343	2,075
Noninterest expense
Compensation and benefits expense	612	628	1,816	1,910
Insurance losses and loss adjustment expenses	642	659	1,986	1,795
Other operating expenses	1,967	1,211	4,778	3,640
Impairment of goodwill	16	455	16	455

Total noninterest expense	3,237	2,953	8,596	7,800
Loss before income tax (benefit) expense	(2,621)	(1,664)	(5,500)	(1,367)
Income tax (benefit) expense	(98)	(68)	94	241

Net loss	($2,523)	($1,596)	($5,594)	($1,608)

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

GMAC LLC

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	December 31,
($ in millions)	2008	2007

Assets
Cash and cash equivalents	$13,534	$17,677
Investment securities	10,661	16,740
Loans held-for-sale	11,979	20,559
Finance receivables and loans, net of unearned income
Consumer ($2,210 at fair value at September 30, 2008)	72,925	87,769
Commercial	39,497	39,745
Allowance for credit losses	(3,132)	(2,755)

Total finance receivables and loans, net	109,290	124,759
Investment in operating leases, net	30,628	32,348
Notes receivable from General Motors	2,106	1,868
Mortgage servicing rights	4,725	4,703
Premiums and other insurance receivables	2,252	2,030
Other assets	26,152	28,255

Total assets	$211,327	$248,939

Liabilities
Debt
Unsecured	$72,612	$102,339
Secured ($2,466 at fair value at September 30, 2008)	88,019	90,809

Total debt	160,631	193,148
Interest payable	2,048	2,253
Unearned insurance premiums and service revenue	4,773	4,921
Reserves for insurance losses and loss adjustment expenses	3,080	3,089
Deposit liabilities	19,551	15,281
Accrued expenses and other liabilities	10,974	13,432
Deferred income taxes	1,022	1,250

Total liabilities	202,079	233,374
Equity
Members’ interest	8,920	8,912
Preferred interests	1,052	1,052
(Accumulated deficit) retained earnings	(1,144)	4,649
Accumulated other comprehensive income	420	952

Total equity	9,248	15,565

Total liabilities and equity	$211,327	$248,939

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

GMAC LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
Nine Months Ended September 30, 2008 and 2007

			(Accumulated	Accumulated
			deficit)	other
	Members’	Preferred	retained	comprehensive	Total	Comprehensive
($ in millions)	interest	interests	earnings	income	equity	income (loss)

Balance at January 1, 2007	$6,711		$7,173	$485	$14,369
Net loss			(1,608)		(1,608)	($1,608)
Preferred interests dividends			(157)		(157)
Capital contributions	1,035				1,035
Other comprehensive income				399	399	399

Balance at September 30, 2007	$7,746		$5,408	$884	$14,038	($1,209)

Balance at January 1, 2008, before cumulative effect of adjustments	$8,912	$1,052	$4,649	$952	$15,565
Cumulative effect of a change in accounting principle, net of tax:
Adoption of Statement of Financial Accounting Standards No. 157 (a)			23		23
Adoption of Statement of Financial Accounting Standards No. 159 (a)			(178)		(178)

Balance at January 1, 2008, after cumulative effect of adjustments	$8,912	$1,052	$4,494	$952	$15,410
Capital contributions	8				8
Net loss			(5,594)		(5,594)	($5,594)
Dividends paid to members			(47)		(47)
Other			3		3
Other comprehensive loss				(532)	(532)	(532)

Balance at September 30, 2008	$8,920	$1,052	($1,144)	$420	$9,248	($6,126)

(a) Refer to Note 13 to the Condensed Consolidated Financial Statements for further detail.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

GMAC LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Nine Months Ended September 30, 2008 and 2007

($ in millions)	2008	2007

Operating activities
Net cash provided by operating activities	$10,270	$5,431

Investing activities
Purchases of available-for-sale securities	(12,096)	(12,427)
Proceeds from sales of available-for-sale securities	12,544	5,065
Proceeds from maturities of available-for-sale securities	4,369	6,107
Net increase in finance receivables and loans	1,071	(44,608)
Proceeds from sales of finance receivables and loans	1,329	65,700
Purchases of operating lease assets	(9,781)	(13,305)
Disposals of operating lease assets	5,551	3,878
Sales of mortgage servicing rights	484	165
Net increase in notes receivable from General Motors	(348)	(96)
Acquisitions of subsidiaries, net of cash acquired	—	(289)
Other, net	426	1,286

Net cash provided by investing activities	3,549	11,476

Financing activities
Net decrease in short-term debt	(15,565)	(8,459)
Net increase in bank deposits	4,053	3,074
Proceeds from issuance of long-term debt	37,340	60,870
Repayments of long-term debt	(44,181)	(65,999)
Dividends paid	(82)	(126)
Other, net (a)	189	2,376

Net cash used in financing activities	(18,246)	(8,264)

Effect of exchange rate changes on cash and cash equivalents	284	(179)

Net (decrease) increase in cash and cash equivalents	(4,143)	8,464
Cash and cash equivalents at beginning of year	17,677	15,459

Cash and cash equivalents at September 30,	$13,534	$23,923

(a) Includes $1 billion capital contribution from General Motors during the nine months ended September 30, 2007, pursuant to the sale of 51% of GMAC to FIM Holdings LLC.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

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

The Condensed Consolidated Financial Statements as of September 30, 2008, and for the three and nine months ended September 30, 2008 and 2007, are unaudited but, in management’s opinion, include all adjustments consisting of normal recurring adjustments necessary for the fair presentation of the results for the interim periods.

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

Our funding strategy and liquidity position have been adversely affected by the ongoing stress in the credit markets that began in the middle of 2007 and reached unprecedented levels during recent months. The capital markets remain highly volatile, and our access to liquidity has been significantly reduced. These conditions, in addition to the reduction in our credit ratings, have resulted in increased borrowing costs and our inability to access the unsecured debt markets in a cost-effective manner. Furthermore, we have regular renewals of outstanding bank loans and credit facilities. Although our material committed facilities due to mature in the third quarter were renewed, albeit at revised terms, some facilities have not renewed placing additional pressure on our liquidity position. Our inability to renew the remaining loans and facilities as they mature could have a further negative impact on our liquidity position. We also have significant maturities of unsecured notes each year. In addition, a significant portion of our customers are those of GM, GM dealers, and GM-related employees. As a result, a significant adverse change in GM’s business or financial position could have a an adverse effect on our profitability and financial condition.

Our business continues to be affected by these conditions and has led us to take several actions to manage resources during this volatile environment. Certain of these steps have included the following: aligning automotive originations with available committed funding sources in the United States and abroad; streamlining operations to suit the current business plans; growing GMAC Bank within applicable regulatory guidelines; reducing risk in the balance sheet; and divesting select non-core operations. We are also focused on pursuing strategies to increase flexibility and access to liquidity with the primary focus of continuing to support automotive dealers and customers. Ongoing initiatives include participating in the Federal Reserve’s commercial paper purchase program through our asset-backed conduit, New Center Asset Trust (NCAT), and evaluating the use of other government programs, such as the Troubled Asset Relief Program (the TARP). Furthermore, we are engaging in discussions with federal regulatory authorities regarding bank holding company status. We also may commence a private offer to exchange a significant amount of outstanding indebtedness for a reduced principal amount of new indebtedness. If unanticipated market factors emerge or we are unable to successfully execute some or all of our current plans, it could have a material adverse effect on our liquidity, operations, and/or financial position.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Residential Capital, LLC (ResCap), our mortgage subsidiary, has been negatively impacted by the events and conditions in the mortgage banking industry and the broader economy. The market deterioration has led to fewer sources of, and significantly reduced levels of, liquidity available to finance ResCap’s operations. Most recently, the widely publicized credit defaults and/or acquisitions of large financial institutions in the marketplace has further restricted credit in the United States and international lending markets. ResCap is highly leveraged relative to its cash flow and continues to recognize substantial losses resulting in a significant deterioration in capital. On September 30, 2008, GMAC forgave $197 million of ResCap’s debt owed to GMAC, which resulted in an increase to ResCap’s tangible net worth of the same amount. Accordingly, ResCap’s consolidated tangible net worth, as defined, was $350 million as of September 30, 2008, and remained in compliance with its credit facility financial covenants, among other covenants, requiring it to maintain a monthly consolidated tangible net worth of $250 million. For this purpose, consolidated tangible net worth is defined as ResCap’s consolidated equity, excluding intangible assets and any equity in GMAC Bank to the extent included in ResCap’s consolidated balance sheet. There continues to be a risk that ResCap will not be able to meet its debt service obligations, default on its financial debt covenants due to insufficient capital, and/or be in a negative liquidity position in 2008.

ResCap actively manages its liquidity and capital positions and is continually working on initiatives to address its debt covenant compliance and liquidity needs, including debt maturing in the next twelve months and the identified risks and uncertainties. The accompanying Condensed Consolidated Financial Statements continue to reflect ResCap on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

ResCap’s initiatives include, but are not limited to, the following: continue to work with all of its key credit providers to optimize all available liquidity options; continued reduction of assets and other restructuring activities; focused production on government and prime conforming products; exploration of strategic alternative such as alliances, joint ventures, and other transactions with third parties; pursuit of possible liquidity and capital benefits from the TARP; and continued exploration of opportunities for funding and capital support from GMAC and its affiliates. Most of these initiatives are outside of ResCap’s control resulting in an increased uncertainty to their successful execution. There are currently no substantive binding contracts, agreements or understandings with respect to any particular transaction outside the normal course of business.

ResCap remains heavily dependent on GMAC and its affiliates for funding and capital support and there can be no assurance that GMAC or its affiliates will continue such actions. If additional financing or capital were to be obtained from GMAC, its affiliates, and/or third parties, the terms may contain covenants that restrict ResCap’s freedom to operate its business. Additionally, ResCap’s ability to participate in any governmental investment program or the TARP, either directly or indirectly through GMAC, is unknown at this time.

In light of ResCap’s liquidity and capital needs, combined with volatile conditions in the marketplace, there is substantial doubt about ResCap’s ability to operate as a going concern. If GMAC no longer continues to support the capital or liquidity needs of ResCap or ResCap is unable to successfully execute its other initiatives, it would have a material adverse effect on ResCap’s business, results of operations, and financial position.

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

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

FASB Staff Position (FSP) FIN 39-1 — On January 1, 2008, we adopted FSP FIN 39-1, Amendment of FAS Interpretation No. 39 (FSP FIN 39). FSP FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP requires an entity to make an election related to the offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments without regard to the company’s intent to settle the transactions on a net basis. We have elected to present these items gross; therefore, upon adoption of FSP FIN 39-1, we increased December 31, 2007, other assets and other liabilities equally by approximately $1.2 billion.

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

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

FSP FAS 157-3 — In October 2008, the FASB issued FSP FAS 157-3, Determining Fair Value of a Financial Asset in a Market that is not Active (FSP FAS 157-3). This FSP applies to financial assets within the scope of all accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. This FSP clarifies the application of SFAS 157 in a market that is not active and provides key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate in accordance with FASB Statement No. 154, Accounting Changes and Error Corrections (SFAS 154). The disclosure provisions of SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The impact of adopting FSP FAS 157-3 did not have a material impact on our consolidated financial condition or results of operations.

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

SFAS No. 161 — In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. SFAS 161 will be effective for GMAC on January 1, 2009. Early adoption is permitted. Because SFAS 161 impacts the disclosure and not the accounting treatment for

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

derivative instruments and related hedged items, the adoption of SFAS 161 will not have an impact on our consolidated financial condition or results of operations.

SFAS No. 162 — In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the Hierarchy). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles (SAS 69). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 will not have a material effect on our consolidated financial statements because we have utilized the guidance within SAS 69.

FSP FAS No. 140-3 — In February 2008, the FASB issued FSP FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS No. 140-3), which provides a consistent framework for the evaluation of a transfer of a financial asset and subsequent repurchase agreement entered into with the same counterparty. FSP FAS No. 140-3 provides guidelines that must be met in order for an initial transfer and subsequent repurchase agreement to not be considered linked for evaluation. If the transactions do not meet the specified criteria, they are required to be accounted for as one transaction. This FSP will be effective for GMAC on January 1, 2009, and will be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after adoption. Management is currently assessing the impact of adoption.

FSP FAS No. 142-3 — In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets (SFAS 142). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. We believe the impact of adopting FSP FAS 142-3 will not have a material effect on our consolidated financial condition or results of operations.

FSP FAS No. 133-1 and FIN 45-4 — In September 2008, the FASB issued FSP FAS No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP FAS No. 133-1 and FIN 45-4). FSP FAS 133-1 and FIN 45-4 amends SFAS 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of SFAS 161. FSP FAS 133-1 and FIN 45-4 is effective for annual and interim reporting periods ending after November 15, 2008. In addition, this FSP encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. Because this impacts the disclosure and not the accounting treatment for credit derivative instruments and other guarantees, the adoption of this FSP will not have an impact on our consolidated financial condition or results of operations.

EITF Issue No. 08-5 — In September 2008, The Emerging Issues Task Force (EITF) issued EITF No. 08-5, Issuer’s Accounting for Liabilities at Fair Value with a Third-Party Credit Enhancement (EITF 08-5). EITF 08-5 states that the issuer of debt with a third-party credit enhancement that is inseparable from the debt instrument shall not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective on a prospective basis for periods beginning after December 15, 2008.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The impact of adopting EITF 08-5 is not expected to have a material impact on our consolidated financial condition or results of operations.

2.    Other Income

Details of other income were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2008	2007	2008	2007

Gain on retirement of debt	$59	$—	$1,163	$—
Real estate services, net	(25)	24	(34)	292
Interest and service fees on transactions with GM (a)	70	86	193	245
Interest on cash equivalents	61	103	188	312
Other interest revenue	57	168	338	466
Full-service leasing fees	106	84	312	239
Late charges and other administrative fees	41	46	127	132
Mortgage processing fees and other mortgage (loss) income	4	21	(248)	84
Interest on restricted cash deposits	30	28	106	114
Real estate and other investments, net	(8)	10	(46)	71
Insurance service fees	36	37	113	115
Factoring commissions	14	14	38	41
Specialty lending fees	11	9	33	30
Fair value adjustment on certain derivatives (b)	(60)	18	37	53
Changes in fair value for SFAS 159 elections, net (c)	(72)	—	(200)	—
Other	49	(46)	135	61

Total other income	$373	$602	$2,255	$2,255

(a) Refer to Note 12 for a description of related party transactions.
(b) Refer to Note 9 for a description of derivative instruments and hedging activities.
(c) Refer to Note 13 for a description of SFAS 159 fair value option elections.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.    Other Operating Expenses

Details of other operating expenses were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2008	2007	2008	2007

Insurance commissions	$236	$237	$706	$702
Technology and communications expense	164	177	476	478
Professional services	151	104	481	303
Advertising and marketing	55	72	163	225
Mortgage representation and warranty expense, net	112	(26)	213	176
Premises and equipment depreciation	43	45	136	145
Rent and storage	52	55	156	169
Full-service leasing vehicle maintenance costs	96	78	281	215
Lease and loan administration	38	50	117	156
Automotive remarketing and repossession	79	76	236	170
Restructuring expenses	97	—	181	—
Operating lease disposal loss (gain)	94	1	217	(6)
Other	750	342	1,415	907

Total other operating expenses	$1,967	$1,211	$4,778	$3,640

4.    Impairment of Investment in Operating Leases

We evaluate the carrying value of our operating lease assets and test for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), when events or circumstances necessitate the evaluation. Generally, impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying value of the asset.

In light of recent significant declines in used vehicle prices for trucks in Canada, we concluded a triggering event had occurred during the three months ended September 30, 2008, requiring an evaluation of certain Canadian operating lease assets within our North American Automotive Finance operations for recoverability as of September 30, 2008. We grouped these operating lease assets at the lowest level that we could reasonably estimate the identifiable cash flows. In assessing for recoverability, we compared our estimates of future cash flows related to these lease assets to their corresponding carrying values. We considered all of the expected cash flows, including customer payments, the expected residual value upon remarketing the vehicle at lease termination, and any payments from GM under residual risk sharing agreements. To the extent these undiscounted cash flows were less than their respective carrying values, we discounted the cash flows to arrive at an estimated fair value. As a result of this evaluation, during the three months ended September 30, 2008, we concluded that $604 million of the $8.1 billion total net investment in Canadian operating leases was impaired by a total of $93 million. Therefore, we reduced our carrying value to equal the estimated fair value and recorded an impairment charge in the three months ended September 30, 2008, for this amount. When combined with a similar impairment charge for the United States and Canada recorded during the three months ended June 30, 2008, our North American Automotive Finance operations has realized impairment charges on its investment in operating leases assets of $808 million for the nine months ended September 30, 2008. No similar impairment charges were realized during the three months ended March 31, 2008.

While we believe our estimates of discounted future cash flows used for the impairment analysis were reasonable based on current market conditions, the process required the use of significant estimates and assumptions. In developing these estimates and assumptions, management used all available evidence.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

However, because of uncertainties associated with estimating the amounts, timing, and likelihood of possible outcomes, actual cash flows could ultimately differ from those estimated as part of the recoverability and impairment analyses.

5.    Finance Receivables and Loans, and Loans Held-for-Sale

The composition of finance receivables and loans outstanding was as follows:

	September 30, 2008			December 31, 2007
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Consumer
Retail automotive	$17,593	$25,426	$43,019	$20,030	$25,576	$45,606
Residential mortgages (a)	24,575	5,331	29,906	34,839	7,324	42,163

Total consumer	42,168	30,757	72,925	54,869	32,900	87,769
Commercial
Automotive:
Wholesale	16,353	9,325	25,678	14,689	8,272	22,961
Leasing and lease financing	253	783	1,036	296	930	1,226
Term loans to dealers and other	2,604	657	3,261	2,478	857	3,335
Commercial and industrial	5,217	1,758	6,975	6,431	2,313	8,744
Real estate construction and other	2,150	397	2,547	2,943	536	3,479

Total commercial	26,577	12,920	39,497	26,837	12,908	39,745

Total finance receivables and loans (b)	$68,745	$43,677	$112,422	$81,706	$45,808	$127,514

(a) Domestic residential mortgages include $2.2 billion at fair value as a result of election made under SFAS 159 as of September 30, 2008. Refer to Note 13 for additional information.
(b) Net of unearned income of $3.9 billion and $4.0 billion as of September 30, 2008, and December 31, 2007, respectively.

The composition of loans held-for-sale was as follows:

($ in millions)	September 30, 2008	December 31, 2007

Consumer
Retail automotive	$6,116	$8,400
Residential mortgages	4,153	12,078

Total consumer	10,269	20,478
Commercial
Automotive
Wholesale	459	81
Commercial and industrial	1,251	—

Total commercial	1,710	81

Total loans held-for-sale	$11,979	$20,559

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present an analysis of the activity in the allowance for credit losses on finance receivables and loans.

	Three months ended September 30,
	2008			2007
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Allowance at July 1,	$1,918	$630	$2,548	$3,062	$402	$3,464
Provision for credit losses	910	189	1,099	878	86	964
Charge-offs
Domestic	(403)	(53)	(456)	(596)	(36)	(632)
Foreign	(79)	(10)	(89)	(71)	(13)	(84)

Total charge-offs	(482)	(63)	(545)	(667)	(49)	(716)

Recoveries
Domestic	46	16	62	43	11	54
Foreign	18	1	19	13	4	17

Total recoveries	64	17	81	56	15	71

Net charge-offs	(418)	(46)	(464)	(611)	(34)	(645)
Reduction of allowance due to deconsolidation (a)	—	—	—	(306)	—	(306)
Impacts of foreign currency translation	(43)	(8)	(51)	8	3	11

Allowance at September 30,	$2,367	$765	$3,132	$3,031	$457	$3,488

	Nine months ended September 30,
	2008			2007
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Allowance at January 1,	$2,141	$614	$2,755	$2,969	$607	$3,576
Provision for credit losses	1,989	354	2,343	1,761	314	2,075
Charge-offs
Domestic	(1,203)	(209)	(1,412)	(1,438)	(416)	(1,854)
Foreign	(258)	(11)	(269)	(159)	(73)	(232)

Total charge-offs	(1,461)	(220)	(1,681)	(1,597)	(489)	(2,086)

Recoveries
Domestic	153	19	172	153	15	168
Foreign	53	3	56	41	5	46

Total recoveries	206	22	228	194	20	214

Net charge-offs	(1,255)	(198)	(1,453)	(1,403)	(469)	(1,872)
Reduction of allowance due to deconsolidation (a)	—	—	—	(306)	—	(306)
Reduction of allowance due to fair value option election (b)	(489)	—	(489)	—	—	—
Impacts of foreign currency translation	(19)	(5)	(24)	10	5	15

Allowance at September 30,	$2,367	$765	$3,132	$3,031	$457	$3,488

(a)     During the three months ended September 30, 2007, ResCap completed the sale of residual cash flows related to a number of on-balance sheet securitizations. ResCap completed the approved actions that resulted in the securitization trusts to satisfy the qualifying special-purpose entity requirement of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The actions resulted in the deconsolidation of various securitization trusts.

(b) Represents the reduction of allowance as a result of fair value option election made under SFAS 159 effective January 1, 2008. Refer to Note 13 for additional information.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.    Mortgage Servicing Rights

The following table summarizes activity related to mortgage servicing rights (MSRs) carried at fair value.

	Nine months ended
	September 30,
($ in millions)	2008	2007

Estimated fair value at January 1,	$4,703	$4,930
Additions obtained from sales of financial assets	1,025	1,304
Additions from purchases of servicing rights	—	3
Subtractions from sales of servicing assets	(484)	—
Subtractions from disposals	—	(165)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	125	(56)
Recognized day-one gains on previously purchased MSRs upon adoption of SFAS 157 (a)	11	—
Other changes in fair value	(655)	(466)
Other changes that affect the balance	—	(3)

Estimated fair value at September 30,	$4,725	$5,547

(a) Refer to Note 13 for additional information.

As of September 30, 2008, we pledged MSRs of $3.0 billion as collateral for borrowings, compared to $2.7 billion as of December 31, 2007. For a description of MSRs and the related hedging strategy, refer to Notes 9 and 16 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K.

Changes in fair value, due to changes in valuation inputs or assumptions used in the valuation models, include all changes due to revaluation by a model or by a benchmarking exercise. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic runoff of the portfolio, foreign currency translation adjustments, and the extinguishment of MSRs related to the exercise of clean-up calls of securitization transactions.

Key assumptions we use in valuing our MSRs are as follows:

	September 30,
	2008	2007

Range of prepayment speeds	0.7–46.5%	0.4–53.6%
Range of discount rates	4.8–31.6%	7.7–13.0%

The primary risk of our servicing rights is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher-than-expected prepayments, which could reduce the value of the MSRs. Historically, we have economically hedged the income statement impact of these risks with both derivative and nonderivative financial instruments. These instruments include interest rate swaps, caps and floors, options to purchase these items, futures, and forward contracts and/or purchasing or selling U.S. Treasury and principal-only securities. At September 30, 2008, the fair value of derivative financial instruments used to mitigate these risks amounted to $369 million. There were no nonderivative instruments used to mitigate these risks at September 30, 2008. At September 30, 2007, the fair value of derivative and nonderivative financial instruments used to mitigate these risks amounted to $534 million and $839 million, respectively. The change in fair value of the derivative financial instruments amounted to a gain of $493 million and a loss of $58 million for the nine months ended September 30, 2008 and 2007, respectively,

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

and is included in servicing asset valuation and hedge activities, net in the Condensed Consolidated Statements of Income.

The components of servicing fees on MSRs were as follows:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
($ in millions)	2008	2007	2008	2007

Contractual servicing fees, net of guarantee fees, and including subservicing	$307	$391	$959	$1,155
Late fees	27	35	94	110
Ancillary fees	35	25	101	86

Total	$369	$451	$1,154	$1,351

During the third quarter of 2008, ResCap’s consolidated tangible net worth, as defined, fell below $1.0 billion giving Fannie Mae the right to pursue certain remedies under the master agreement and contract between GMAC Mortgage, LLC, its consolidated subsidiary, and Fannie Mae. In light of the decline in ResCap’s consolidated tangible net worth, as defined, Fannie Mae has requested additional security for some of ResCap’s potential obligations under its agreements with them. ResCap has reached an agreement in principle with Fannie Mae, under the terms of which ResCap will provide them additional collateral valued at $200 million, and agree to sell and transfer the servicing on mortgage loans having an unpaid principal balance of approximately $12.7 billion, or approximately 9% of the total principal balance of loans ResCap services for them. Fannie Mae has indicated that in return for these actions, they will agree to forbear, until January 31, 2009, from exercising contractual remedies otherwise available due to the decline in consolidated tangible net worth, as defined. Actions based on these remedies could have included, among other things, reducing ResCap’s ability to sell loans to them, reducing its capacity to service loans for them, or requiring it to transfer servicing of loans ResCap services for them. Management believes that selling the servicing related to the loans described above will have an incremental positive impact on ResCap’s liquidity and overall cost of servicing, since it will no longer be required to advance delinquent payments on those loans. Meeting Fannie Mae’s collateral request will have a negative impact on ResCap’s liquidity. Moreover, if Fannie Mae deems ResCap’s consolidated tangible net worth, as defined, to be inadequate following the expiration of the forbearance period referred to above, and if Fannie Mae then determines to exercise their contractual remedies as described above, it would adversely affect our profitability and financial condition.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.    Other Assets

Other assets consisted of:

	September 30,	December 31,
($ in millions)	2008	2007

Property and equipment at cost	$1,628	$1,759
Accumulated depreciation	(1,177)	(1,200)

Net property and equipment	451	559
Cash reserve deposits held-for-securitization trusts (a)	3,521	3,350
Fair value of derivative contracts in receivable position	3,123	5,677
Real estate and other investments (b)	1,483	2,237
Restricted cash collections for securitization trusts (c)	3,462	2,397
Goodwill	1,453	1,496
Deferred policy acquisition cost	1,656	1,702
Accrued interest and rent receivable	644	881
Repossessed and foreclosed assets, net, at lower of cost or fair value	1,188	1,347
Debt issuance costs	836	601
Servicer advances	2,159	1,847
Securities lending (d)	—	856
Investment in used vehicles held-for-sale, at lower of cost or fair value	829	792
Subordinated note receivable	252	250
Intangible assets, net of accumulated amortization	73	93
Other assets	5,022	4,170

Total other assets	$26,152	$28,255

(a) Represents credit enhancement in the form of cash reserves for various securitization transactions we have executed.
(b)     Includes residential real estate investments of $260 million and $1.1 billion and related accumulated depreciation of $3 million and $16 million at September 30, 2008, and December 31, 2007, respectively.

(c) Represents cash collections from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.
(d) During the three months ended June 30, 2008, our Insurance operations ceased securities-lending activities within its investment portfolio.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.    Debt

	September 30, 2008			December 31, 2007
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total

Short-term debt
Commercial paper	$674	$—	$674	$1,439	$—	$1,439
Demand notes	3,878	—	3,878	6,584	—	6,584
Bank loans and overdrafts	4,801	—	4,801	7,182	—	7,182
Repurchase agreements and other (a)	1,767	7,846	9,613	678	17,923	18,601

Total short-term debt	11,120	7,846	18,966	15,883	17,923	33,806
Long-term debt
Due within one year	13,173	18,924	32,097	17,661	19,868	37,529
Due after one year	47,959	61,249	109,208	68,224	53,018	121,242

Total long-term debt (b)	61,132	80,173	141,305	85,885	72,886	158,771
Fair value adjustment (c)	360	—	360	571	—	571

Total debt	$72,612	$88,019	$160,631	$102,339	$90,809	$193,148

(a)     Repurchase agreements consist of secured financing arrangements with third parties at ResCap. Other primarily includes nonbank secured borrowings and notes payable to GM. Refer to Note 12 for additional information.

(b) Secured long-term debt includes $2,466 million at fair value as a result of election made under SFAS 159. Refer to Note 13 for additional information.
(c) To adjust designated fixed-rate debt to fair value in accordance with SFAS 133.

The following table presents the scheduled maturity of long-term debt at September 30, 2008, assuming that no early redemptions occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	Unsecured	Secured	Total

2008	$1,795	$5,612	$7,407
2009	12,799	19,747	32,546
2010	8,752	22,541	31,293
2011	12,304	12,565	24,869
2012	6,064	2,831	8,895
2013 and thereafter	19,418	9,868	29,286

Long-term debt	61,132	73,164	134,296
Collateralized borrowings in securitization trusts (a)	—	7,009	7,009

Total long-term debt	$61,132	$80,173	$141,305

(a) Collateralized borrowings in securitization trusts represents mortgage lending related debt that is repaid upon the principal payments of the underlying assets.

Under a revolving credit facility, we are subject to a leverage ratio covenant under which adjusted consolidated debt should not exceed 11 times adjusted consolidated net worth. As of September 30, 2008, our leverage ratio calculated under the terms of this facility was 10.0:1.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following summarizes assets restricted as collateral for the payment of the related debt obligations.

	September 30, 2008		December 31, 2007
		Related		Related
		secured		secured
($ in millions)	Assets (a)	debt (b)	Assets	debt (b)

Loans held-for-sale	$4,499	$1,819	$10,437	$6,765
Mortgage assets held-for-investment and lending receivables	38,490	19,576	45,534	33,911
Retail automotive finance receivables	30,483	23,044	23,079	19,094
Commercial automotive finance receivables	15,910	12,011	10,092	7,709
Investment securities	817	725	880	788
Investment in operating leases, net	25,259	19,691	20,107	17,926
Real estate investments and other assets	20,448	11,153	14,429	4,616

Total	$135,906	$88,019	$124,558	$90,809

(a) GMAC has a senior position on certain assets pledged by ResCap with subordinate positions held by GM, affiliates of Cerberus, and ultimately some third parties.
(b)     Included as part of secured debt are repurchase agreements of $1.5 billion and $3.6 billion through which we have pledged assets as collateral at September 30, 2008, and December 31, 2007, respectively.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Liquidity Facilities

Liquidity facilities represent additional funding sources. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under these facilities. Capacity under the secured facilities is generally available to the extent we contribute incremental collateral to a facility. The following table summarizes the liquidity facilities that we maintain.

	Total capacity		Current capacity (a)		Potential capacity (b)		Outstanding
	Sept 30,	Dec 31,	Sept 30,	Dec 31,	Sept 30,	Dec 31,	Sept 30,	Dec 31,
($ in billions)	2008	2007	2008	2007	2008	2007	2008	2007

Committed unsecured:
Global Automotive Finance operations	$2.1	$8.9	$0.1	$7.0	$—	$—	$2.0	$1.9
ResCap	—	3.6	—	1.8	—	—	—	1.8
Other	—	0.1	—	0.1	—	—	—	—
Committed secured:
Global Automotive Finance operations (c)	61.2	62.0	0.5	0.1	17.1	22.9	43.6	39.0
ResCap	9.6	33.2	—	—	3.7	17.4	5.9	15.8
Other	3.3	3.8	—	—	0.8	1.7	2.5	2.1

Total committed facilities	76.2	111.6	0.6	9.0	21.6	42.0	54.0	60.6

Uncommitted unsecured:
Global Automotive Finance operations	4.4	8.5	0.1	1.2	—	—	4.3	7.3
ResCap	0.4	0.6	0.3	0.2	—	—	0.1	0.4
Other	—	0.2	—	—	—	—	—	0.2
Uncommitted secured:
Global Automotive Finance operations	4.4	—	0.1	—	4.1	—	0.2	—
ResCap	11.0	21.6	—	—	0.4	9.5	10.6	12.1

Total uncommitted facilities	20.2	30.9	0.5	1.4	4.5	9.5	15.2	20.0

Total	$96.4	$142.5	$1.1	$10.4	$26.1	$51.5	$69.2	$80.6

Whole-loan forward flow agreements (d)	$20.8	$37.4	$—	$—	$20.8	$37.4	$—	$—

Total commitments	$117.2	$179.9	$1.1	$10.4	$46.9	$88.9	$69.2	$80.6

(a) Funding is generally available upon request as excess collateral resides in certain facilities.
(b) Funding is generally available to the extent incremental collateral is contributed to the facilities.
(c)     Potential capacity includes undrawn credit commitments that serve as backup liquidity to support our asset-backed commercial paper program (NCAT). There was $9.0 billion and $12.0 billion of potential capacity that was supporting $5.9 billion and $6.9 billion of outstanding NCAT commercial paper as of September 30, 2008 and December 31, 2007 respectively. The NCAT commercial paper outstanding is not included in our Condensed Consolidated Balance Sheets.

(d) Represents commitments to purchase U.S. automotive retail assets.

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

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

swaps were deemed to be economic hedges of this callable fixed-rate debt. Effectiveness of these hedges is assessed using regression of thirty quarterly data points for each relationship, the results of which must meet thresholds for R-squared, slope, F-statistic, and T-statistic. Any ineffectiveness measured in these relationships is recorded in earnings.

The following table summarizes the pretax earnings effect for each type of hedge classification, segregated by the asset or liability being hedged.

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2008	2007	2008	2007	Income statement classification

Fair value hedge ineffectiveness (loss) gain:
Debt obligations	($10)	$51	($32)	($27)	Interest expense
Loans held-for-sale	—	—	—	(1)	Gain (loss) on mortgage and automotive loans, net
Economic hedge change in fair value:
Off-balance sheet securitization activities:
Global Automotive Finance	8	—	23	30	Other income operations
Foreign-currency debt (a)	3	26	1	26	Interest expense
Loans held-for-sale or investment	238	(265)	252	(86)	Gain (loss) on mortgage and automotive loans, net
Mortgage servicing rights	326	580	493	(58)	Servicing asset valuation and hedge activities, net
Mortgage-related securities	—	(51)	1	(119)	Investment (loss) income
Callable debt obligations	56	8	49	43	Interest expense
Other	(172)	(3)	(46)	(16)	Other income, Interest expense, Other operating expenses

Net gains (losses)	$449	$346	$741	($208)

(a) Amount represents the difference between the changes in the fair values of the currency swap, net of the revaluation of the related foreign-denominated debt.

10.    Income Taxes

Effective November 28, 2006, GMAC along with certain U.S. subsidiaries, became pass-through entities for U.S. federal income tax purposes (pass-through entities). Subsequent to November 28, 2006, U.S. federal, state, and local income tax expense has generally not been incurred by these entities as they ceased to be taxable entities in all but a few local tax jurisdictions that continue to tax LLCs or partnerships. Our banking, insurance, and foreign subsidiaries are generally taxable corporations and continue to be subject to U.S. federal, state, local, and foreign income taxes (taxable entities). The income tax expense or benefit related to the taxable entities along with other miscellaneous state, local, and franchise taxes are included in our income tax expense in the Condensed Consolidated Statements of Income.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is shown in the following table.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%	35.0%
Change in tax rate resulting from:
LLC loss not subject to federal or state income taxes	(23.6)	(29.8)	(18.0)	(54.3)
Effect of valuation allowance change	(6.2)	—	(15.3)	—
Foreign income tax rate differential	(3.1)	1.3	(4.1)	3.2
State and local income taxes, net of federal income tax benefit	1.1	0.6	0.6	0.6
Tax-exempt income	0.1	(2.0)	0.2	(2.1)
Other	0.4	(1.0)	(0.1)	—

Effective tax rate	3.7%	4.1%	(1.7)%	(17.6)%

Our results segregated by tax status are provided below.

	Three months ended September 30,
	2008			2007
	Pass-			Pass-
	through	Taxable		through	Taxable
($ in millions)	entities	entities	Consolidated	entities	entities	Consolidated

Pretax loss	($1,775)	($846)	($2,621)	($1,346)	($318)	($1,664)
Tax (benefit) expense	(25)	(73)	(98)	8	(76)	(68)

Net loss	($1,750)	($773)	($2,523)	($1,354)	($242)	($1,596)

Effective tax rate	1.4%	8.6%	3.7%	(0.6)%	23.9%	4.1%

	Nine months ended September 30,
	2008			2007
	Pass-			Pass-
	through	Taxable		through	Taxable
($ in millions)	entities	entities	Consolidated	entities	entities	Consolidated

Pretax (loss) income	($2,878)	($2,622)	($5,500)	($1,952)	$585	($1,367)
Tax (benefit) expense	(32)	126	94	6	235	241

Net (loss) income	($2,846)	($2,748)	($5,594)	($1,958)	$350	($1,608)

Effective tax rate	1.1%	(4.8)%	(1.7)%	(0.3)%	40.2%	(17.6)%

The effective rate of our taxable entities was lower for the three months and nine months ended September 30, 2008, compared to the same periods in 2007. Our consolidated tax expense decreased 44% and 61% for the three months and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The decrease in tax expense was primarily due to earnings reductions in both the United States and international automotive finance and mortgage operations.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Included within tax expense were additional valuation allowances in the three and nine months ended September 30, 2008, of $99 million and $764 million, respectively. These valuation allowances related to deferred tax assets of certain foreign operations, primarily mortgage operations in continental Europe, United Kingdom, Canada, and Australia. These valuation allowances were established because, based on historical losses and expected future taxable income, it was no longer more-likely-than-not that these net deferred tax assets would be realized.

Gross unrecognized tax benefits totaled $170 million and $155 million as of September 30, 2008, and December 31, 2007, respectively.

11.    Share-based Compensation Plans

In 2006, the Compensation and Leadership Committee approved the Long-Term Phantom Interest Plan (LTIP) and the Management Profits Interest Plan (MPI). In July 2008, the Compensation and Leadership Committee approved the Long-Term Equity Compensation Incentive Plan (LTECIP) to replace the LTIP and MPI. As such, there will be no further MPI or LTIP awards granted. The LTECIP provides for future grants of Restricted Share Units (RSUs) and Share Appreciation Rights (SARs). Each of these compensation plans were designed to provide our executives with an opportunity to share in the future growth in value of GMAC, which is necessary to attract and retain key executives. These incentive plans are share-based compensation plans accounted for under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)).

During the third quarter of 2008, the Compensation and Leadership Committee approved the repurchase of the majority of the MPI equity-based awards from the participants. The MPI awards were held by senior executives throughout GMAC. At the time of the repurchase, only a portion of the awards were vested. The total cash paid for the repurchased MPI awards was $28 million. Total compensation expense recognized during the three months ended September 30, 2008, for the MPI plan was $26 million, which mainly represents the accelerated recognition at the repurchase date of the previously unrecognized compensation expense associated with the repurchase of the nonvested awards as required under SFAS 123(R). Compensation expense recognized for the nine months ended September 30, 2008, was $28 million compared to compensation expense of $3 million for the nine months ended September 30, 2007. The MPI repurchase agreements also contain provisions that were designed to enhance GMAC’s ability to retain the senior executives who participated in the repurchase. These provisions could require the executive to return all or a portion of the cash received under the repurchase program and require the executive to comply with certain restrictive covenants. We will continue to recognize an insignificant amount of compensation expense for the awards not repurchased.

Also, during the three months ended September 30, 2008, the Compensation and Leadership Committee approved an exchange of the majority of outstanding LTIP liability-based awards with RSUs. Based on GMAC’s results and the program requirements for payout, we did not have any compensation expense accrued for the LTIP awards at the time of the exchange. We recognized a reduction of compensation expense for the LTIP awards of $12 million for the nine months ended September 30, 2008, compared to compensation expense of $10 million for the nine months ended September 30, 2007. We recognized the reduction of compensation expense due to a decline in the estimated fair value of the liability in the second quarter of 2008, mainly as a result of changes in assumptions due to updated market information obtained during the period, as well as award forfeitures.

The RSU awards were granted to participants in terms of basis points in the fair value of GMAC. The majority of awards vest ratably based on continued service over five years beginning on December 31, 2008, and at each of the next four anniversaries thereafter. Certain awards vest over three years beginning on December 31, 2008, and at each of the next two anniversaries thereafter. Annual award payouts are made in the quarter following their vesting and are based on the fair value of GMAC at each year-end as determined by the Compensation and Leadership Committee. Participants have the option at grant date to defer the

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

valuation and payout for any tranche until the final year of the award. Under SFAS 123(R), the awards require liability treatment and are remeasured quarterly at fair value until they are paid. The compensation costs related to these awards are ratably charged to expense over the five-year or three-year service period, as applicable. We utilize an internal process to estimate the fair value of the RSU awards based on the estimated fair value of GMAC using changes in our performance, market, and industry. Changes in fair value relating to the portion of the awards that have vested and have not been paid are recognized in earnings in the period in which the changes occur. The Compensation and Leadership Committee considered the cash and compensation expense impact of the MPI award repurchase program described above when determining the RSU award pool available for grant. The total RSU awards outstanding at September 30, 2008, represented approximately 198 basis points of fair value in GMAC. We recognized compensation expense of $9 million for the three months ended September 30, 2008, related to the RSU awards granted during the quarter.

12.    Related Party Transactions

Balance Sheet

A summary of the balance sheet effect of transactions with GM, FIM Holdings, and affiliated companies follows:

	September 30,	December 31,
($ in millions)	2008	2007

Assets
Available-for-sale investment in asset-backed security (a)	$35	$35
Finance receivables and loans, net of unearned income:
Wholesale auto financing (b)	574	717
Term loans to dealers (b)	121	166
Lending receivables (c)	139	145
Investment in operating leases, net (d)	320	330
Notes receivable from GM (e)	2,106	1,868
Other assets:
Subvention receivables (rate and residual support)	156	365
Lease pull-ahead receivable	36	22
Other	43	60
Liabilities
Unsecured debt:
Notes payable to GM	742	585
Secured debt:
Subordinated participation in ResCap Facility — GM	368	—
Subordinated participation in ResCap Facility — Cerberus Fund	382	—
Cerberus model home term loan	125	—
Accrued expenses and other liabilities:
Wholesale payable	898	466
Deferred revenue — GM (f)	440	—
Other payables	102	55

(a)     In November 2006, GMAC retained an investment in a note secured by operating lease assets transferred to GM. As part of the transfer, GMAC provided a note to a trust, a wholly owned subsidiary of GM. The note is classified in investment securities on our Condensed Consolidated Balance Sheets.

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

(f) Represents prepayments made by GM pursuant to the terms of the Sale Transactions requiring that the aggregate amount of certain unsecured obligations of GM to us not exceed $1.5 billion.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Income Statement

A summary of the income statement effect of transactions with GM, FIM Holdings, and affiliated companies follows:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2008	2007	2008	2007

Net financing revenue:
GM and affiliates lease residual value support (a)	$431	$276	$1,254	$729
GM and affiliates rate support	248	359	773	1,065
Wholesale subvention and service fees from GM	78	62	236	193
Interest expense on loans with GM	(16)	(6)	(37)	(10)
Interest (expense) income on loans with FIM Holdings affiliates, net	(28)	3	(20)	14
Consumer lease payments from GM (b)	21	8	45	21
Other revenue:
Insurance premiums earned from GM	68	63	178	192
Interest on notes receivable from GM and affiliates	8	36	99	101
Interest on wholesale settlements (c)	57	47	82	134
Revenues from GM leased properties, net	5	3	12	10
Derivatives (d)	(7)	(6)	3	1
Losses on model home asset sales with an affiliate of Cerberus	(27)	—	(27)	—
Other	2	—	6	1
Servicing fees:
U.S. Automotive operating leases (e)	8	8	22	21
Servicing asset valuation:
Losses on sales of securitized excess servicing loans to Cerberus	(24)	—	(24)	—
Expense:
Employee retirement plan costs allocated by GM	—	—	—	(1)
Off-lease vehicle selling expense reimbursement (f)	(15)	(12)	(35)	(29)
Payments to GM for services, rent, and marketing expenses (g)	55	36	123	112

(a)     Represents total amount of residual support and risk sharing earned under the residual support and risk-sharing programs as well as earned revenue (previously deferred) related to the settlement of residual support and risk-sharing obligations in 2006 for a portion of the lease portfolio.

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

(d) Represents income or (expense) related to derivative transactions that we enter into with GM as counterparty.
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

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Statement of Changes in Equity

A summary of the changes to the statement of changes in equity related to transactions with GM, FIM Holdings, and affiliated companies follows:

	Nine months ended	Year ended
	September 30,	December 31,
($ in millions)	2008	2007

Equity
Dividends paid to members (a)	$47	$—
Preferred interests (b)	—	1,052
Conversion of preferred membership interests (b)	—	1,121
Capital contributions received (c)	8	1,080
Preferred interest dividends	—	192

(a)     Primarily represents remittances to GM for tax settlements and refunds received related to tax periods prior to the Sale Transactions as required per the terms of the Purchase and Sale Agreement between GM and FIM Holdings.

(b)     During the fourth quarter of 2007, GM and FIM Holdings converted $1.1 billion of preferred membership interest into common equity interests. Refer to Note 1 of the Notes to Consolidated Financial Statements of our 2007 Annual Report on Form 10-K for further discussion.

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

In connection with the Sale Transactions, GM settled its estimated liabilities with respect to residual support and risk sharing on a portion of our operating lease portfolio and on the U.S. balloon retail receivables portfolio in a series of lump-sum payments. A negotiated amount totaling approximately $1.4 billion was agreed to by GM under these leases and balloon contracts and was paid to us in 2006. The payments were recorded as a deferred amount in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheets. As these contracts terminate and the vehicles are sold at auction, any remaining payments are treated as a component of sales proceeds in recognizing the gain or loss on sale of the underlying assets. As of September 30, 2008, the remaining deferred amount was $74 million.

In addition, with regard to North American lease originations and balloon retail contract originations occurring in the United States after April 30, 2006, and in Canada after November 30, 2006, that remained with us after the consummation of the Sale Transactions, GM agreed to begin payment of the present value of the expected residual support owed to us at the time of contract origination as opposed to after contract termination at the time of sale of the related vehicle. The residual support amount GM actually owes us is finalized as the leases actually terminate. Under the terms of the residual support program, in cases where the estimate was incorrect, GM may be obligated to pay us, or we may be obligated to reimburse GM. For the

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

affected contracts originated during the three months and nine months ended September 30, 2008, GM paid or agreed to pay us a total of $123 million and $590 million, respectively.

Based on the September 30, 2008, outstanding North American operating lease portfolio, the additional maximum amount that could be paid by GM under the residual support programs is approximately $1.5 billion and would only be paid in the unlikely event that the proceeds from the entire portfolio of lease assets were lower than both the contractual residual value and our standard residual rates.

Based on the September 30, 2008, outstanding North American operating lease portfolio, the maximum amount that could be paid under the risk-sharing arrangements is approximately $1.9 billion and would only be paid in the unlikely event that the proceeds from all outstanding lease vehicles were lower than our standard residual rates.

Retail and lease contracts acquired by us that included rate and residual subvention from GM, payable directly or indirectly to GM dealers as a percent of total new retail and lease contracts acquired, were as follows:

	Nine months ended
	September 30,
	2008	2007

GM and affiliates subvented contracts acquired:
North American operations	80%	85%
International operations	40%	42%

Other

We have entered into various services agreements with GM that are designed to document and maintain our current and historical relationship. We are required to pay GM fees in connection with certain of these agreements related to our financing of GM consumers and dealers in certain parts of the world.

GM also provides payment guarantees on certain commercial assets we have outstanding with certain third-party customers. As of September 30, 2008, and December 31, 2007, commercial obligations guaranteed by GM were $83 million and $107 million, respectively. In addition, we have a consignment arrangement with GM for commercial inventories in Europe. As of September 30, 2008, and December 31, 2007, commercial inventories related to this arrangement were $143 million and $90 million, respectively, and are reflected in other assets on our Condensed Consolidated Balance Sheets.

On June 4, 2008, GMAC entered into a Loan Agreement (ResCap Facility) with Residential Funding Company, LLC (RFC) and GMAC Mortgage, LLC (GMAC Mortgage) (guaranteed by ResCap and certain of its subsidiaries), pursuant to which GMAC provides a senior secured credit facility with a capacity of up to $3.5 billion. In connection with this agreement, GMAC entered into a Participation Agreement (Participation Agreement) with GM and Cerberus ResCap Financing LLC (Cerberus Fund), pursuant to which GMAC sold GM and Cerberus Fund $750 million in subordinated participations (Participations) in the loans made pursuant to the ResCap Facility. GM and Cerberus Fund acquired 49% and 51% of the Participations, respectively.

In June 2008, Cerberus Capital Management, L.P., or its designee(s) (Cerberus) purchased certain assets of ResCap with a carrying value of approximately $479 million for consideration consisting of $230 million in cash and Series B junior preferred membership interests in a newly formed entity, CMH Holdings, LLC (CMH), which is not a subsidiary of ResCap and the managing member of which is an affiliate of Cerberus. CMH purchased model home and lot option assets from ResCap. CMH is consolidated into ResCap, and thus GMAC, under FIN 46(R), Consolidation of Variable Interest Entities, as ResCap remains the primary beneficiary. In conjunction with this agreement, Cerberus has entered into both term and revolving loans with CMH. The term loan principal amount is equal to $230 million and the revolving loan maximum amount is

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

$10 million. The loans will mature on June 30, 2013, and are secured by a pledge of all of the assets of CMH. At September 30, 2008, the outstanding balance of the term loan was $125 million, and interest expense was $23 million and $25 million for the three months and nine months ended September 30, 2008, respectively.

During the second quarter of 2008, Cerberus committed to purchase certain assets at ResCap’s option consisting of performing and nonperforming mortgage loans, mortgage-backed securities, and other assets for net cash proceeds of $300 million. During the third quarter, the following transactions were completed with Cerberus:

•	On July 14 and 15, 2008, ResCap, through its consolidated subsidiary GMAC Mortgage, agreed to sell securitized excess servicing on two populations of loans to Cerberus consisting of $13.8 billion in unpaid principal balance of Freddie Mac loans and $24.8 billion in unpaid principal balance of Fannie Mae loans, capturing $591 million and $982 million of notional interest-only securities, respectively. The sales closed on July 30, 2008, with net proceeds of $175 million to ResCap and a loss on sale of $24 million.

•	On September 30, 2008, ResCap completed the sale of certain of its model home assets to MHPool Holdings LLC (MHPool Holdings), an affiliate of Cerberus, for cash consideration consisting of approximately $80 million, subject to certain adjustments, primarily relating to the sales of homes between June 20, 2008, and September 30, 2008, resulting in a net purchase price from MHPool Holdings of approximately $59 million. The loss on sale was $27 million. The purchase price is subject to further post-closing adjustments that are not expected to be material.

These transactions entered into between ResCap and Cerberus satisfy the previously announced commitment by Cerberus to purchase assets of $300 million.

In addition, Cerberus committed to make firm bids to purchase the auction assets for net cash proceeds of $650 million. ResCap intends, but is not obligated, to undertake an orderly sale of certain of its assets consisting of performing and nonperforming mortgage loans and mortgage-backed securities in arm’s-length transactions through the retention of nationally recognized brokers.

On July 22, 2008, we made a dividend of 100% of the voting interest of GMACI Holdings LLC, the holding company for our Insurance operations, to the current holders of our common membership equity, which include FIM Holdings and subsidiaries of GM. The dividend was made pro rata in accordance with the current common equity ownership percentages held by these entities. We continue to hold 100% of the economic interests and fully consolidate GMACI in accordance with GAAP.

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

SFAS 157 nullified guidance in EITF 02-3. EITF 02-3 required the deferral of day-one gains on derivative contracts, unless the fair value of the derivative contracts was supported by quoted market prices or similar current market transactions. In accordance with EITF 02-3, we previously deferred day-one gains on purchased MSRs and certain residential loan commitments. When SFAS 157 was adopted on January 1, 2008, the day-one gains previously deferred under EITF 02-3 were recognized as a cumulative effect adjustment that increased beginning retained earnings by $23 million.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 clarifies that

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). Additionally, SFAS 157 requires an entity to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring the fair value of a liability.

SFAS 157 establishes a three-level hierarchy to be used when measuring and disclosing fair value. An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. Following is a description of the three hierarchy levels:

Level 1	Inputs are quoted prices in active markets for identical asset or liabilities as of the measurement date. Additionally, the entity must have the ability to access the active market, and the quoted prices cannot be adjusted by the entity.

Level 2	Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs are supported by little or no market activity. The unobservable inputs represent management’s best assumptions of how market participants would price the assets or liabilities. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized.

Available-for-sale securities — Available-for-sale securities are carried at fair value, which is primarily based on observable market prices. If observable market prices are not available, our valuations are based on internally developed discounted cash flow models that use a market-based discount rate and consider recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. In order to estimate cash flows, we are required to utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (including prepayment speeds, delinquency levels, and credit losses). We classified 12% of the available-for-sale securities reported at fair value as Level 3. Available-for-sale securities account for 28% of all assets reported at fair value at September 30, 2008.

Trading securities — Trading securities are recorded at fair value and include retained interests in assets sold through off-balance sheet securitizations and purchased securities. The securities may be asset-backed or asset-related asset-backed securities (including senior and subordinated interests), interest-only, principal-only, or residual interests and may be investment grade, noninvestment grade, or unrated securities. We base our valuation of trading securities on observable market prices when available; however, observable market prices are not available for a significant portion of these assets due to illiquidity in the markets. When observable market prices are not available, valuations are primarily based on internally developed discounted cash flow models that use a market-based discount rate. The valuation considers recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. In order to estimate cash flows, we utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (e.g., prepayment speeds, delinquency levels, and credit losses). We classified 79% of the trading securities reported at fair value as Level 3. Trading securities account for 9% of all assets reported at fair value at September 30, 2008.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Loans held-for-sale — The entire loans held-for-sale portfolio is accounted for at the lower of cost or fair value. Only loans that are currently being carried at fair value are included within the accompanying nonrecurring fair value measurement tables. We classified 49% of the loans held-for-sale reported at fair value as Level 3. Loans held-for-sale account for 21% of all assets reported at fair value at September 30, 2008.

Approximately 19% of the total loans held-for-sale and carried at fair value are automotive loans. We based our valuation of automotive loans held-for-sale on internally developed discounted cash flow models and have classified all these loans as Level 3. These valuation models estimate the exit price we expect to receive in the loan’s principal market, which depending upon characteristics of the loans may be the whole-loan or securitization market. Although we utilize and give priority to market observable inputs, such as interest rates and market spreads within these models, we are typically required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. While numerous controls exist to calibrate, corroborate, and validate these internal inputs, these internal inputs require the use of judgment and can have a significant impact on the determination of the loan’s value. Accordingly, we classified all automotive loans held-for-sale as Level 3.

Approximately 60% of the total loans carried at fair value are mortgage loans. We originate or purchase mortgage loans in the United States that we intend to sell to Fannie Mae, Freddie Mac, and Ginnie Mae (collectively, the Agencies). Additionally, we originate or purchase mortgage loans both domestically and internationally that we intend to sell into the secondary markets via whole-loan sales or securitizations.

Mortgage loans held-for-sale are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility (domestic only), product type, interest rate, and credit quality. Two valuation methodologies are used to determine the fair value of loans held-for-sale. The methodology used depends on the exit market as described below.

Loans valued using observable market prices for identical or similar assets — This includes all domestic loans that can be sold to the Agencies, which are valued predominantly by published forward agency prices. This will also include all nonagency domestic loans or international loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value) or quoted market prices for similar loans are available. As these valuations are derived from quoted market prices, we classify these valuations as Level 2 in the fair value disclosures. As of September 30, 2008, 85% of the mortgage loans held-for-sale currently being carried at fair value are classified as Level 2. Due to the current illiquidity of the mortgage market, it may be necessary to look for alternative sources of value, including the whole-loan purchase market for similar loans and place more reliance on the valuations using internal models.

Loans valued using internal models — To the extent observable market prices are not available, we will determine the fair value of loans held-for-sale using internally developed valuation models. These valuation models estimate the exit price we expect to receive in the loan’s principal market, which depending upon characteristics of the loan, may be the whole-loan or securitization market. Although we utilize and give priority to market observable inputs such as interest rates and market spreads within these models, we are typically required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. While numerous controls exist to calibrate, corroborate, and validate these internal inputs, these internal inputs require the use of judgment and can have a significant impact on the determination of the loan’s fair value. Accordingly, we classify these valuations as Level 3 in the fair value disclosures. As of September 30, 2008, 15% of the mortgage loans held-for-sale currently being carried at fair value are classified as Level 3.

Due to limited sales activity and periodically unobservable prices in certain markets, certain loans held-for-sale may transfer between Level 2 and Level 3 in future periods.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Consumer finance receivables and loans, net of unearned income — Under SFAS 159, we elected the fair value option for certain mortgage loans held-for-investment. The elected loans collateralized on-balance sheet securitization debt in which we estimated credit reserves pertaining to securitized assets that could have, or already had, exceeded our economic exposure. The elected loans represent a portion of the consumer finance receivable and loans on the Condensed Consolidated Balance Sheets. The balance that was not elected under SFAS 159 was reported on the balance sheet at the principal amount outstanding, net of charge-offs, allowance for loan losses, and net deferred loan fees.

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

Since this approach involves the use of significant unobservable inputs, we classified all the mortgage loans held-for-investment elected under SFAS 159 as Level 3. As of September 30, 2008, 83% of all consumer finance receivables and loans reported at fair value are classified as Level 3. Consumer finance receivables and loans account for 10% of all assets reported at fair value at September 30, 2008. Refer to the section within this note titled Fair Value Option of Financial Assets and Financial Liabilities (SFAS 159)  for additional information.

Investment in operating leases, net — In light of the prevailing market conditions, particularly weakness in the economy and the associated decline in demand for certain used vehicle values, we concluded triggering events occurred during the three months ended September 30, 2008, and the three months ended June 30, 2008, that required an evaluation of certain operating leases held by our North American Automotive Finance operations in accordance with SFAS 144. A $93 million impairment of vehicle operating leases was recognized by our North American Automotive Finance operations during the three months ended September 30, 2008, that resulted from a sharp decline in used vehicle prices for trucks in Canada, reducing our expected residual value for these vehicles. When combined with a similar impairment charge recognized during the three months ended June 30, 2008, related to sport-utility vehicles and trucks in the United States and Canada, our North American Automotive Finance operations realized impairment charges on its investment in operating lease assets of $808 million for the nine months ended September 30, 2008. The impaired operating leases were included within the nonrecurring fair value measurement tables. We determined a lease was impaired when the undiscounted expected cash flows was lower than the carrying value of the asset. The fair value of these impaired leases was then measured based upon discounted cash flows. We considered all the discounted expected cash flows when determining the fair value, including customer payments, the expected residual value upon remarketing the vehicle at lease termination, and future payments from GM under residual risk-sharing agreements. Based upon the use of internally developed discounted cash flow models, we classified all the impaired leases as Level 3. Our investment in operating leases accounts for 2% of all assets reported at fair value at September 30, 2008. For further details with respect to impaired operating leases, refer to Note 4 — Impairment of Investment in Operating Leases.

Mortgage servicing rights — We typically retain MSRs when we sell assets into the secondary market. MSRs do not trade in an active market with observable prices; therefore, we use internally developed discounted cash flow models to estimate the fair value of MSRs. These internal valuation models estimate net cash flows based on internal operating assumptions that we believe would be used by market participants, combined with market-based assumptions for loan prepayment rates, interest rates, and discount rates that we believe approximate yields required by investors in this asset. Cash flows primarily include servicing fees, float income, and late fees, in each case less operating costs to service the loans. The estimated cash flows are discounted using an option-adjusted spread derived discount rate. All MSRs are classified as Level 3 at September 30, 2008. MSRs account for 16% of all assets reported at fair value at September 30, 2008.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Derivative instruments — We manage risk through our balance of loan production and servicing businesses while using portfolios of financial instruments, including derivatives, to manage risk related specifically to the value of loans held-for-sale, loans held-for-investment, MSRs, foreign currency debt, and off-balance sheet securitizations. During the nine months ended September 30, 2008, we recorded net economic hedge gains of $773 million. Derivatives economically hedging MSRs accounted for 64% of the gains and the remaining 36% primarily of gains on economic hedges for finance receivable and loans, loans held-for-sale, and foreign currency debt.

We enter into a variety of derivative financial instruments as part of our hedging strategies. Certain of these derivatives are exchange traded, such as Eurodollar futures, or traded within highly active dealer markets, such as agency to-be-announced securities. In order to determine the fair value of these instruments, we utilize the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 1. We classified 1% of the derivative assets and 4% of the derivative liabilities reported at fair value as Level 1 at September 30, 2008.

We also execute over-the-counter derivative contracts, such as interest rate swaps, floors, caps, corridors, and swaptions. We utilize third-party-developed valuation models that are widely accepted in the market to value these over-the-counter derivative contracts. The specific terms of the contract are entered into the model, as well as market observable inputs such as interest rate forward curves and interpolated volatility assumptions. As all significant inputs into these models are market observable, these over-the-counter derivative contracts are classified as Level 2 at September 30, 2008. We classified 76% of the derivative assets and 47% of the derivative liabilities reported at fair value as Level 2 at September 30, 2008.

We also hold certain derivative contracts that are structured specifically to meet a particular hedging objective. These derivative contracts often are utilized to hedge risks inherent within certain on-balance sheet securitizations. In order to hedge risks on particular bond classes or securitization collateral, the derivative’s notional amount is often indexed to the hedged item. As a result, we typically are required to use internally developed prepayment assumptions as an input into the model, in order to forecast future notional amounts on these structured derivative contracts. Accordingly, these derivative contracts were classified as Level 3. We classified 23% of the derivative assets and 49% of the derivative liabilities reported at fair value as Level 3 at September 30, 2008.

SFAS 157 requires an entity to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring fair value of a liability. We consider our credit risk and the credit risk of our counterparties in the valuation of derivative instruments through a credit valuation adjustment (CVA). The CVA calculation utilizes our credit default swap spreads and the spreads of the counterparty. In situations where our net position with a counterparty is a liability, our credit default spread is used to calculate the required adjustment. In net asset positions, the counterparty’s credit default spread is used.

CVA calculations are not utilized when securities are collateralized, when asset-backed securities are in a liability position, or when netting arrangements are in place with our derivative counterparties. Under netting arrangements, cash collateral is required to be posted based upon the net underlying market value of the open positions. The posting of cash collateral typically occurs daily, subject to certain dollar thresholds. As a result, our exposure to credit risk is considered materially mitigated; therefore, we do not adjust these valuations specifically for credit.

Derivative assets account for 11% of all assets reported at fair value at September 30, 2008. Derivative liabilities account for 39% of all liabilities reported at fair value at September 30, 2008.

Repossessed and foreclosed assets — Foreclosed upon or repossessed assets resulting from loan defaults are carried at the lower of either cost or fair value less costs to sell and are included in other assets on the Condensed Consolidated Balance Sheets. Only assets that are being carried at fair value less costs to sell are included in the fair value disclosures.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The majority of assets acquired due to default are foreclosed assets. We revalue foreclosed assets on a periodic basis. Properties that are valued based upon independent third-party appraisals less costs to sell are classified as Level 2. When third-party appraisals are not obtained, valuations are typically obtained from third-party broker price opinion; however, depending on the circumstances, the property list price or other sales price information may be used in lieu of a broker price opinion. Based on historical experience, these values are adjusted downward to take into account damage and other factors that typically cause the actual liquidation value of foreclosed properties to be less than broker price opinion or other price sources. This valuation adjustment is necessary to ensure the valuation ascribed to these assets considers unique factors and circumstances surrounding the foreclosed asset. As a result of applying internally developed adjustments to the third-party-provided valuation of the foreclosed property, these assets are classified as Level 3 in the fair value disclosures. As of September 30, 2008, 38% and 62% of foreclosed and repossessed properties carried at fair value less costs to sell are classified as Level 2 and Level 3, respectively. Repossessed and foreclosed assets account for 3% of all assets reported at fair value at September 30, 2008.

Investment in used vehicles held-for-sale — Our investment in used vehicles is carried at the lower of either cost or fair value less costs to sell and is included in other assets on the Condensed Consolidated Balance Sheets. Only assets that are being carried at fair value less costs to sell are included in the nonrecurring fair value tables. The prevailing market conditions, primarily weakness in the economy of the United States and Canada, have created a decline in used vehicle prices, which lowered the fair value of certain vehicles below cost, primarily sport-utility vehicles and trucks. The fair value was determined based on our recent remarketing experience related to our investment in used vehicles held-for-sale. We classified all these assets as Level 3. Our investment in used vehicles held-for-sale accounts for less than 1% of all assets reported at fair value at September 30, 2008.

On-balance sheet securitization debt — Under SFAS 159, we elected the fair value option for certain mortgage loans held-for-investment and on-balance sheet securitization debt. In particular, we elected the fair value option on securitization debt issued by domestic on-balance sheet securitization vehicles as of January 1, 2008, in which we estimated credit reserves pertaining to securitized assets could have, or already had, exceeded our economic exposure. The objective in measuring the loans and related securitization debt at fair value was to approximate our retained economic interest and economic exposure to the collateral securing the securitization debt. The remaining on-balance sheet securitization debt that was not elected under SFAS 159 is reported on the balance sheet at cost, net of premiums or discounts and issuance costs.

We value securitization debt that was elected pursuant to the fair value option and any economically retained positions using market observables prices whenever possible. The securitization debt is principally in the form of asset- and mortgage-backed securities collateralized by the underlying mortgage loans held-for-investment. Due to the attributes of the underlying collateral and current market conditions, observable prices for these instruments are typically not available in active markets. In these situations, we consider observed transactions as Level 2 inputs in our discounted cash flow models. Additionally, the discounted cash flow models utilize other market observable inputs such as interest rates, and internally derived inputs including prepayment speeds, credit losses, and discount rates. Fair value option elected financing securitization debt is classified as Level 3 as a result of the reliance on significant assumptions and estimates for model inputs. On-balance sheet securitization debt accounts for 56% of all liabilities reported at fair value at September 30, 2008. As a result of reduced liquidity in capital markets, values of both the elected loans and the securitized debt are expected to be volatile. Refer to the section within this note Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)  for a complete description of these securitizations.

Collateralized Debt Obligations — We elected the fair value option for all collateralized debt obligations (CDOs). CDOs are collateralized by trading securities, which are already carried at fair value. Due to the availability of market information on the CDO collateral, we derive the fair value of CDO debt using the CDO collateral fair value and adjust accordingly for any retained economic positions. While a portion of the CDO

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

collateral may utilize market observable prices for valuation purposes, the majority of the CDO collateral is valued using valuation models that utilize significant internal inputs. Further, the retained economic positions also use valuation models that utilize significant internal inputs. As a result, CDO debt is classified as Level 3. CDOs account for 4% of all liabilities reported at fair value at September 30, 2008. Refer to the section within this note titled Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159) for a complete description of the CDOs.

Recurring Fair Value

The following table displays the assets and liabilities measured at fair value on a recurring basis, including financial instruments elected for the fair value option under SFAS 159. We often economically hedge the fair value change of our assets or liabilities with derivatives and other financial instruments. The table below displays the hedges separately from the hedged items; therefore, it does not directly display the impact of our risk management activities.

	Recurring fair value measures
September 30, 2008 ($ in millions)	Level 1	Level 2	Level 3	Total

Assets
Investment securities:
Available-for-sale securities	$2,070	$5,064	$970	$8,104
Trading securities	1	540	2,016	2,557
Consumer finance receivables and loans, net of unearned income (a)	—	—	2,210	2,210
Mortgage servicing rights	—	—	4,725	4,725
Other assets:
Cash reserve deposits held-for-securitization trusts	—	—	42	42
Derivative assets (liabilities), net (b)	(30)	1,665	(60)	1,575
Restricted cash collections for securitization trusts	—	—	7	7

Total assets	$2,041	$7,269	$9,910	$19,220

Liabilities
Secured debt:
On-balance sheet securitization debt (a)	$—	$—	($2,285)	($2,285)
Collateralized debt obligations (a)	—	—	(181)	(181)
Other liabilities	(6)	—	—	(6)

Total liabilities	($6)	$—	($2,466)	($2,472)

(a) Carried at fair value due to fair value option election under SFAS 159.
(b)     At September 30, 2008, derivative assets within Level 1, Level 2, and Level 3 were $35 million, $2.4 billion, and $713 million, respectively. Additionally, derivative liabilities within Level 1, Level 2, and Level 3 were $65 million, $740 million, and $773 million, respectively.

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

	Level 3 recurring fair value measurements
								Net unrealized
		Net realized/						gains (losses)
		unrealized gains (losses)			Purchases,			included in
	Fair value			Included	issuances,	Net	Fair value	earnings still
	as of	Included		in other	and	transfers	as of	held as of
	June 30,	in		comprehensive	settlements,	in (out)	September 30,	September 30,
($ in millions)	2008	earnings		income	net	of Level 3	2008	2008

Assets
Investment securities
Available-for-sale securities	$936	($41	) (b)	($1)	$76	$—	$970	($34	) (b)
Trading securities	2,314	(164	) (c)	(2)	(132)	—	2,016	(228	) (c)
Consumer finance receivables and loans, net of unearned income (a)	2,658	94	(d)	—	(542)	—	2,210	(126	) (d)
Mortgage servicing rights	5,417	(589	) (e)	—	(103)	—	4,725	(587	) (e)
Other assets
Cash reserve deposits held-for-securitization trusts	51	(8	) (c)	—	(1)	—	42	(99	) (c)
Fair value of derivative contracts in receivable (liability) position, net	(19)	6	(f)	10	(59)	2	(60)	139	(f)
Restricted cash collections for securitization trusts	92	(3	) (g)	(4)	(78)	—	7	(3	) (g)

Total assets	$11,449	($705)		$3	($839)	$2	$9,910	($938)

Liabilities
Secured debt
On-balance sheet securitization debt (a)	($2,754)	($87	) (h)	$—	$556	$—	($2,285)	$7	(h)
Collateralized debt obligations (a)	(248)	47	(c)	—	20	—	(181)	50	(c)

Total liabilities	($3,002)	($40)		$—	$576	$—	($2,466)	$57

(a) Carried at fair value due to fair value option election under SFAS 159.
(b)     Reported as investment income (loss) in the Condensed Consolidated Statements of Income, except securitization trust interests, which are reported as other income in the Condensed Consolidated Statements of Income.

(c) Reported as investment income (loss) in the Condensed Consolidated Statements of Income.
(d) The fair value adjustment is reported as other income, and the related interest is reported as consumer financing revenue in the Condensed Consolidated Statements of Income.
(e) Reported as servicing asset valuation and hedge activities, net in the Condensed Consolidated Statements of Income.
(f)     Derivative instruments relating to risks associated with debt are reported as interest expense in the Condensed Consolidated Statements of Income, while derivatives relating to risks associated with mortgage loans held-for-sale are reported as investment income (loss). The remaining derivative earnings are reported as other income in the Condensed Consolidated Statements of Income.

(g) Reported as other operating expenses in the Condensed Consolidated Statements of Income.
(h) The fair value adjustment is reported as other income, and the related interest is reported as interest expense in the Condensed Consolidated Statements of Income.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Level 3 recurring fair value measurements
								Net unrealized
		Net realized/						gains (losses)
		unrealized gains (losses)			Purchases,			included in
	Fair value			Included	issuances,	Net	Fair value	earnings still
	as of	Included		in other	and	transfers	as of	held as of
	January 1,	in		comprehensive	settlements,	in (out)	September 30,	September 30,
($ in millions)	2008	earnings		income	net	of Level 3	2008	2008

Assets
Investment securities
Available-for-sale securities	$1,249	($79	) (b)	$6	($206)	$—	$970	($71	) (b)
Trading securities	2,726	(666	) (c)	(3)	(41)	—	2,016	(703	) (c)
Consumer finance receivables and loans, net of unearned income (a)	6,684	(2,494	) (d)	—	(1,980)	—	2,210	(3,392	) (d)
Mortgage servicing rights	4,713	(548	) (e)	—	560	—	4,725	(529	) (e)
Other assets
Cash reserve deposits held-for-securitization trusts	30	—	(c)	—	12	—	42	(181	) (c)
Fair value of derivative contracts in receivable (liability) position, net	(46)	123	(f)	27	(166)	2	(60)	335	(f)
Restricted cash collections for securitization trusts	111	(15	) (g)	(6)	(83)	—	7	(15	) (g)

Total assets	$15,467	($3,679)		$24	($1,904)	$2	$9,910	($4,556)

Liabilities
Secured debt
On-balance sheet securitization debt (a)	($6,734)	$2,544	(h)	$—	$1,905	$—	($2,285)	$2,873	(h)
Collateralized debt obligations (a)	(351)	82	(c)	—	88	—	(181)	93	(c)

Total liabilities	($7,085)	$2,626		$—	$1,993	$—	($2,466)	$2,966

(a) Carried at fair value due to fair value option election under SFAS 159.
(b)     Reported as investment income in the Condensed Consolidated Statements of Income, except securitization trust interests, which are reported as other income in the Condensed Consolidated Statements of Income.

(c) Reported as investment income in the Condensed Consolidated Statements of Income.
(d) The fair value adjustment is reported as other income, and the related interest is reported as consumer financing revenue in the Condensed Consolidated Statements of Income.
(e) Reported as servicing asset valuation and hedge activities, net in the Condensed Consolidated Statements of Income.
(f)     Derivative instruments relating to risks associated with debt are reported as interest expense in the Condensed Consolidated Statements of Income, while derivatives relating to risks associated with mortgage loans held-for-sale are reported as investment income. The remaining derivative earnings are reported as other income in the Condensed Consolidated Statements of Income.

(g) Reported as other operating expenses in the Condensed Consolidated Statements of Income.
(h) The fair value adjustment is reported as other income, and the related interest is reported as interest expense in the Condensed Consolidated Statements of Income.

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

The following table displays the assets and liabilities measured at fair value on a nonrecurring basis.

					Lower of	Total gains		Total gains
					cost or	(losses) included		(losses) included
					fair value	in earnings		in earnings
September 30, 2008	Nonrecurring fair value measures				or credit	for the three		for the nine
($ in millions)	Level 1	Level 2	Level 3	Total	allowance	months ended		months ended

Assets
Loans held-for-sale (a)	$—	$3,037	$2,940	$5,977	($1,540)	(i	)	(i	)
Consumer finance receivables and loans, net of unearned income (b)	—	480	94	574	(466)	(i	)	(i	)
Commercial finance receivables and loans, net of unearned income (c)	—	—	1	1	(10)	(i	)	(i	)
Investment in operating leases, net (d)	—	—	484	484	(h )	($93)		($808)
GMAC Home Services assets held-for-sale (e)	—	—	182	182	(14)	(i	)	(i	)
Other assets:
Real estate and other investments (d)	—	141	—	141	(h )	(30)		(51)
Repossessed and foreclosed assets, net (f)	—	311	500	811	(272)	(i	)	(i	)
Goodwill (g)	—	—	—	—	(h )	(16)		(16)
Investment in used vehicles held-for-sale (a)	—	—	22	22	(4)	(i	)	(i	)

Total assets	$—	$3,969	$4,223	$8,192	($2,306)	($139)		($875)

n/m = not meaningful
(a)     Represents assets held-for-sale that are required to be measured at lower of cost or fair value in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities or SOP 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Only assets with fair values below cost as of September 30, 2008, are included in the table above. The related valuation allowance represents the cumulative adjustment to fair value of those specific loans.

(b)     Includes only receivables with a specific reserve established using the fair value of the underlying collateral. The related credit allowance represents the cumulative adjustment to fair value of those specific receivables.

(c)     Represents the portion of the commercial portfolio impaired as of September 30, 2008, under SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The related credit allowance represents the cumulative adjustment to fair value of those specific receivables.

(d)     Represents assets impaired within ResCap’s model home portfolio as of September 30, 2008, under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The total loss included in earnings represents adjustments to the fair value of the portfolio based on actual sales during the three months and nine months ended September 30, 2008.

(e)     GMAC Home Services is a business unit under contract for sale and impaired as of September 30, 2008, under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The allowance amount represents the difference between the carrying value and the estimated sale price and represents the impact to various balance sheet accounts.

(f) The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value less costs to sell.
(g)     Represents goodwill impaired as of September 30, 2008, under SFAS No. 142, Goodwill and Other Intangible Assets. The entire goodwill balance of our North American Automotive Finance operations and our Commercial Finance Group were deemed to have a fair value of zero as of September 30, 2008.

(h) The total loss included in earnings is the most relevant indicator of the impact on earnings.
(i)     We consider the applicable valuation or credit loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. The carrying values are inclusive of the respective valuation or credit loss allowance.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

We elected to measure at fair value certain financial assets and liabilities held by our ResCap operations including certain collateralized debt obligations and certain mortgage loans held-for-investment and related debt held in financing securitization structures that existed as of adoption. Our intent in electing fair value for these items was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities as described in the paragraphs following the table below. The after-tax cumulative effect to retained earnings for these fair value elections was a decrease of $178 million on January 1, 2008.

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

As a result of market conditions and deteriorating credit performance commencing in 2007, economic exposure on certain of these domestic on-balance sheet securitizations were reduced to zero or approximating zero, thus indicating we expected minimal to no future cash flows to be received on the economic residual. While we no longer were economically exposed to credit losses in the securitizations, we were required to continue recording additional allowance for credit losses on the securitization collateral as credit performance

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

deteriorated. Further, in accordance with GAAP, we did not record any offsetting reduction in the securitization’s debt balances, even though any nonperformance of the assets will ultimately pass through as a reduction of the amount owed to the debt holders, once they are contractually extinguished. As a result, we were required to record accounting losses beyond our economic exposure.

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

As part of the cumulative effect of adopting SFAS 159, we removed various items that were previously included in the carrying value of the respective consumer loans and on-balance sheet securitization debt. We removed $489 million of allowance for credit losses and other net deferred and upfront costs included in the carrying value of the fair value-elected loans and debt. The removal of these items, as well as the adjustment required in order to have the item’s carrying value equal fair value at January 1, 2008, resulted in a $3.8 billion decrease recorded to beginning retained earnings for the fair value-elected mortgage loans held-for-investment (of which $556 million was our estimate of the decrease in fair value to credit quality) offset by a $3.6 billion gain related to the elected on-balance sheet securitization debt. These fair value option elections did not have a material impact on our deferred tax balances.

Subsequent to the fair value election for loans held-for-investment, we continued to carry the fair value-elected loans within consumer finance receivable and loans, net of unearned income, on the Condensed Consolidated Balance Sheets. We no longer record allowance for credit losses on these fair value-elected loans, and amortization of net deferred costs/fees no longer occurs because the deferred amounts were removed as part of the cumulative effect of adopting SFAS 159. Our policy is to separately record interest income on the fair value-elected loans unless the loans are placed on nonaccrual status when they are 60 days past due; these amounts continue be classified within consumer financing revenue in the Condensed Consolidated Statements of Income. The fair value adjustment recorded for the loans is classified as other income in the Condensed Consolidated Statements of Income.

Subsequent to the fair value election for the respective on-balance sheet securitization debt, we no longer amortize upfront transaction costs on the fair value-elected securitization debt since these deferred amounts were removed as part of the cumulative effect of adopting SFAS 159. The fair value-elected debt balances continue to be recorded as secured debt on the Condensed Consolidated Balance Sheets. Our policy is to separately record interest expense on the fair value-elected securitization debt, which continues to be classified within interest expense in the Condensed Consolidated Statements of Income. The fair value adjustment recorded for this fair value-elected debt is classified within other income in the Condensed Consolidated Statements of Income.

Collateralized Debt Obligations

Our ResCap operations executed two collateralized debt obligation securitizations in 2004 and 2005 named CDO I and CDO II. Similar to the on-balance sheet securitizations discussed above, we retained certain economic interests in the CDOs that entitled us to the excess cash flows that remain at each distribution date, after absorbing any credit losses in the CDOs. These CDOs were required to be consolidated under FIN 46(R), thus the CDO collateral remained on the Condensed Consolidated Balance Sheets as investment securities. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the collateral is recorded at fair value on the Condensed Consolidated Balance Sheets, with revaluation adjustments recorded through current period earnings. The fair value adjustments related to investment securities are classified within investment income in the Condensed Consolidated Statements of Income. The CDO debt issued to third

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

parties, which was required to be carried at amortized cost, was classified as secured debt on the Condensed Consolidated Balance Sheets. Our retained economic interests are not carried on the Condensed Consolidated Balance Sheets.

Similar to the on-balance sheet securitizations discussed above, we experienced significant devaluation in our retained economic interests in the on-balance sheet CDO transactions during 2007. The devaluation of our retained economic interests was primarily the result of cash flows being contractually diverted away from our retained interest to build cash reserves as a direct result of certain failed securitization triggers and significant illiquidity in the CDO market. While our economic exposure was reduced to approximately zero, as evidenced by our retained economic interest values, we continued writing down the CDO collateral with no offsetting reduction in the associated CDO debt balances. Thus, prior to fair value option election, we were recording accounting losses beyond our economic exposure. In order to mitigate the divergence between accounting losses and economic exposure, we elected the fair value option for the debt balances recorded for CDO I and CDO II on January 1, 2008.

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

Subsequent to the fair value option election for the CDO debt, we no longer amortize upfront securitization costs for these transactions, as these amounts were removed as part of the cumulative effect of adopting SFAS 159. The fair value-elected CDO debt balances continue to be carried within secured debt on the Condensed Consolidated Balance Sheets. Our policy is to separately record interest expense on the CDO debt, which continues to be classified within interest expense in the Condensed Consolidated Income Statements. The fair value adjustment recorded for the CDO debt is classified within investment income in the Condensed Consolidated Income Statements.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following summarizes the fair value option elections and information regarding the amounts recorded within earnings for each fair value option elected item.

	Changes included in the Condensed Consolidated Statements of Income
	for the three months ended September 30, 2008
	Consumer				Total	Change in
	financing	Interest	Investment	Other	included in	fair value due to
($ in millions)	revenue	expense	income	income	earnings	credit risk (a)

Assets
Consumer finance receivables and loans, net of unearned income	$168	$—	$—	($75)	$93	($258)	(b)
Liabilities
Secured debt:
On-balance sheet securitization debt	$—	($90)	$—	$3	($87)	$119	(c)
Collateralized debt obligations	—	(2)	50	—	48	—	(d)

Total					$54

(a)     Factors other than credit quality that impact fair value include changes in market interest rates and the illiquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.

(b) The credit impact for consumer finance receivables and loans were quantified by applying internal credit loss assumptions to cash flow models.
(c)     The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero, at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

(d)     The credit impact for collateralized debt obligations is assumed to be zero until our economic interests in the securitization is reduced to zero, at which point the losses projected on the underlying collateral will be expected to be passed through to the securitization’s bonds. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Changes included in the Condensed Consolidated Statements of Income
	for the nine months ended September 30, 2008
	Consumer				Total	Change in
	financing	Interest	Investment	Other	included in	fair value due to
($ in millions)	revenue	expense	income	income	earnings	credit risk (a)

Assets
Consumer finance receivables and loans, net of unearned income	$549	$—	$—	($3,043)	($2,494)	($511) (b)
Liabilities
Secured debt:
On-balance sheet securitization debt	$—	($299)	$—	$2,843	$2,544	$218 (c)
Collateralized debt obligations	—	(11)	93	—	82	— (d)

Total					$132

(a)     Factors other than credit quality that impact fair value include changes in market interest rates and the illiquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.

(b) The credit impact for consumer finance receivables and loans were quantified by applying internal credit loss assumptions to cash flow models.
(c)     The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero, at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

(d)     The credit impact for collateralized debt obligations is assumed to be zero until our economic interests in the securitization is reduced to zero, at which point the losses projected on the underlying collateral will be expected to be passed through to the securitization’s bonds. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

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

	Unpaid	Loan
September 30, 2008	principal	advances/	Accrued	Fair value		Fair
($ in millions)	balance	other	interest	allowance		value

Assets
Consumer finance receivables and loans, net of unearned income:
Total loans	$9,184	($142)	$96	($6,928)		$2,210
Nonaccrual loans	1,730	(b )	(b )	(b	)	(b )
Loans 90+ days past due (a)	1,325	(b )	(b )	(b	)	(b )
Liabilities
Secured debt:
On-balance sheet securitization debt	($8,773)	($2)	($20)	$6,510		($2,285)
Collateralized debt obligations	(311)	—	(1)	131		(181)

Total secured debt	($9,084)	($2)	($21)	$6,641		($2,466)

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

	Global Automotive Finance
	operations (a)
	North
Three months ended September 30,	American	International		Insurance
($ in millions)	operations (a)	operations (b)	ResCap	operations	Other (c)	Consolidated

2008
Net financing (loss) revenue	($32)	$103	($62)	$—	$221	$230
Other revenue (loss)	660	213	(75)	1,147	(460)	1,485

Total net revenue (loss)	628	316	(137)	1,147	(239)	1,715
Provision for credit losses	390	47	652	—	10	1,099
Impairment of goodwill and other intangible assets	14	—	—	—	2	16
Total other noninterest expense	547	340	1,141	1,043	150	3,221

(Loss) income before income tax (benefit) expense	(323)	(71)	(1,930)	104	(401)	(2,621)
Income tax (benefit) expense	(73)	(27)	(18)	7	13	(98)

Net (loss) income	($250)	($44)	($1,912)	$97	($414)	($2,523)

Total assets	$123,394	$34,045	$57,945	$12,459	($16,516)	$211,327

2007
Net financing revenue (loss)	$119	$203	($61)	$—	$129	$390
Other revenue (loss)	809	225	(381)	1,283	(73)	1,863

Total net revenue (loss)	928	428	(442)	1,283	56	2,253
Provision for credit losses	52	33	881	—	(2)	964
Impairment of goodwill and other intangible assets	—	—	455	—	—	455
Total other noninterest expense	428	266	617	1,125	62	2,498

Income (loss) before income tax expense (benefit)	448	129	(2,395)	158	(4)	(1,664)
Income tax expense (benefit)	10	13	(134)	41	2	(68)

Net income (loss)	$438	$116	($2,261)	$117	($6)	($1,596)

Total assets	$127,336	$32,968	$110,141	$14,511	($4,547)	$280,409

(a)     North American operations consists of automotive financing in the United States, Canada, and Puerto Rico. International operations consists of automotive financing and full-service leasing in all other countries.

(b) Amounts include intrasegment eliminations between the North American operations and International operations.
(c) Represents our Commercial Finance business, certain equity investments, other corporate activities, and reclassifications and eliminations between the reportable operating segments.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Global Automotive Finance
	operations (a)
	North
Nine months ended September 30,	American	International		Insurance
($ in millions)	operations (a)	operations (b)	ResCap	operations	Other (c)	Consolidated

2008
Net financing (loss) revenue	($634)	$556	($163)	$—	$666	$425
Other revenue (loss)	1,938	861	(551)	3,639	(873)	5,014

Total net revenue (loss)	1,304	1,417	(714)	3,639	(207)	5,439
Provision for credit losses	755	151	1,414	—	23	2,343
Impairment of goodwill and other intangible assets	14	—	—	—	2	16
Total other noninterest expense	1,571	1,036	2,438	3,175	360	8,580

(Loss) income before income tax (benefit) expense	(1,036)	230	(4,566)	464	(592)	(5,500)
Income tax (benefit) expense	(86)	33	65	100	(18)	94

Net (loss) income	($950)	$197	($4,631)	$364	($574)	($5,594)

Total assets	$123,394	$34,045	$57,945	$12,459	($16,516)	$211,327

2007
Net financing revenue	$186	$621	$168	$—	$367	$1,342
Other revenue (loss)	2,292	637	735	3,621	(119)	7,166

Total net revenue	2,478	1,258	903	3,621	248	8,508
Provision for credit losses	217	106	1,749	—	3	2,075
Impairment of goodwill and other intangible assets	—	—	455	—	—	455
Total other noninterest expense	1,156	788	2,149	3,084	168	7,345

Income (loss) before income tax expense (benefit)	1,105	364	(3,450)	537	77	(1,367)
Income tax expense (benefit)	47	75	(25)	146	(2)	241

Net income (loss)	$1,058	$289	($3,425)	$391	$79	($1,608)

Total assets	$127,336	$32,968	$110,141	$14,511	($4,547)	$280,409

(a)     North American operations consists of automotive financing in the United States, Canada, and Puerto Rico. International operations consists of automotive financing and full-service leasing in all other countries.

(b) Amounts include intrasegment eliminations between the North American operations and International operations.
(c) Represents our Commercial Finance business, certain equity investments, other corporate activities, and reclassifications and eliminations between the reportable operating segments.

15.    Restructuring Charges

On September 3, 2008, ResCap announced additional restructuring initiatives to optimize the mortgage business as the downturn in the credit and mortgage market persist. In response to the conditions, ResCap has enacted a plan to significantly streamline its operations, reduce costs, adjust its lending footprint, and refocus its resources on strategic lending and servicing. During the nine months ended September 30, 2008, ResCap incurred restructuring charges of $76 million related to this plan.

GMAC LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Previously on October 17, 2007, ResCap announced a restructuring plan that would reduce its workforce, streamline its operations, and revise its cost structure. During the nine months ended September 30, 2008, ResCap incurred restructuring charges of $34 million related to this plan.

On February 20, 2008, we announced a restructuring of our North American Automotive Finance operations to reduce costs, streamline operations, and position the business for scalable growth. During the nine months ended September 30, 2008, our North American Automotive Finance operations incurred restructuring charges of $48 million related to this plan.

In addition to the announced restructuring plans described above, our International Automotive Finance operations and Insurance operations incurred additional restructuring charges of $22 million during the nine months ended September 30, 2008.

The restructuring charges primarily include severance pay, the buyout of employee agreements, and lease terminations and are classified as other operating expenses in our Condensed Consolidated Statements of Income. The following table summarizes by category, restructuring charge activity for the nine months ended September 30, 2008.

			Cash paid
	Liability	Restructuring	or otherwise	Liability
	balance at	charges through	settled through	balance at
($ in millions)	December 31, 2007	September 30, 2008

Restructuring charges:
Employee severance	$32	$135	$87	$80
Lease termination	45	30	35	40
Other	—	16	15	1

Total restructuring charges	$77	$181	$137	$121

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

GMAC is a leading, independent, globally diversified, financial services firm with approximately $211 billion of assets at September 30, 2008. Founded in 1919 as a wholly owned subsidiary of General Motors Corporation (General Motors or GM), GMAC was established to provide GM dealers with the automotive financing necessary to acquire and maintain vehicle inventories and to provide retail customers the means by which to finance vehicle purchases through GM dealers. On November 30, 2006, GM sold a 51% interest in us for approximately $7.4 billion (the Sale Transactions) to FIM Holdings LLC (FIM Holdings), an investment consortium led by Cerberus FIM Investors, LLC, the sole managing member. The consortium also includes an affiliate of Citigroup Inc., Aozora Bank Ltd., and a subsidiary of The PNC Financial Services Group, Inc.

Our products and services have expanded beyond automotive financing as we currently operate in the following lines of business — Global Automotive Finance, Mortgage (Residential Capital, LLC or ResCap), and Insurance. The following table summarizes the operating results of each line of business for the three months and nine months ended September 30, 2008 and 2007. Operating results for each of the lines of business are more fully described in the Management’s Discussion and Analysis (MD&A) sections that follow.

	Three months ended			Nine months ended
	September 30,			September 30,
			Favorable/			Favorable/
			(unfavorable)			(unfavorable)
($ in millions)	2008	2007	% change	2008	2007	% change

Total net revenue (loss)
Global Automotive Finance	$944	$1,356	(30)	$2,721	$3,736	(27)
ResCap	(137)	(442)	69	(714)	903	(179)
Insurance	1,147	1,283	(11)	3,639	3,621	—
Other	(239)	56	n/m	(207)	248	(183)

Total	$1,715	$2,253	(24)	$5,439	$8,508	(36)

Net (loss) income
Global Automotive Finance	($294)	$554	(153)	($753)	$1,347	(156)
ResCap	(1,912)	(2,261)	15	(4,631)	(3,425)	(35)
Insurance	97	117	(17)	364	391	(7)
Other	(414)	(6)	n/m	(574)	79	n/m

Total	($2,523)	($1,596)	(58)	($5,594)	($1,608)	(248)

n/m = not meaningful

•	Our Global Automotive Finance operations offer a wide range of financial services and products (directly and indirectly) to retail automotive consumers, automotive dealerships, and other commercial businesses. Our Global Automotive Finance operations consist of two separate reportable segments — North American Automotive Finance operations and International Automotive Finance operations. The products and services offered by our Global Automotive Finance operations include the purchase of retail installment sales contracts and leases, offering of term loans, dealer floor plan financing and other lines of credit to dealers, fleet leasing, and vehicle remarketing services. Whereas most of our operations focus on prime automotive financing to and through GM or GM-affiliated dealers, our Nuvell operations, which is part of our North American Automotive Finance operations, focuses on nonprime automotive financing through GM-affiliated dealers and also provides private-label automotive financing. Our National operations, which is also part of our North American Automotive Finance operations, focuses on prime and nonprime financing through non-GM dealers. In addition, our Global Automotive Finance operations utilize asset securitization and whole-loan sales as a critical component of our diversified funding strategy.

In response to the current credit environment and other market conditions, our North American Automotive Finance operations has temporarily implemented a more conservative purchase policy for consumer automotive financing. Specifically, in the United States we have generally limited purchases to contracts with customers having a credit score of 700 or above, and have restricted contracts with higher advance rates and longer terms. We have also recently increased the rates we charge dealers for nonincentivized consumer automotive financing. These changes in pricing and underwriting are related to the current market environment, which have reduced our access to funding and increased our cost of funds. Additionally, our International Automotive Finance operations recently announced plans to cease retail and wholesale originations in Australia, New Zealand, and retail originations in certain European markets and further plans to implement a more conservative pricing policy throughout remaining European markets to more closely align lending activity with the current capital markets. We expect these actions to remain in place until the credit markets stabilize and accessibility improves. While future market conditions remain uncertain, we expect global automotive financing volume to decrease in the near term as a result of these actions.

•	Our ResCap operations engage in the origination, purchase, servicing, sale, and securitization of consumer (i.e., residential) mortgage loans and mortgage-related products (e.g., real estate services). Typically, mortgage loans are originated and sold to investors in the secondary market including securitization transactions in which the assets are legally sold but are accounted for as secured financings. In response to market conditions, ResCap has significantly reduced its production of loans that do not conform to the underwriting guidelines of Fannie Mae and Freddie Mac. ResCap has further curtailed activities related to both its business capital group, which provides financing and equity capital to residential land developers and homebuilders and its international business group, which includes substantially all of its operations outside of the United States. Certain agreements are in place between ResCap and us that restrict ResCap’s ability to declare dividends or prepay subordinated indebtedness owed to us and inhibit our ability to return funds for dividend and debt payments.

•	Our Insurance operations offer vehicle service contracts and underwrite personal automobile insurance coverages (ranging from preferred to nonstandard risks), homeowners’ insurance coverage, and selected commercial insurance and reinsurance coverages in the United States and internationally. We are a leading provider of vehicle service contracts with mechanical breakdown and maintenance coverages. Our vehicle service contracts offer vehicle owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle warranty. We underwrite and market nonstandard, standard, and preferred-risk physical damage and liability insurance coverages for passenger automobiles, motorcycles, recreational vehicles, and commercial automobiles through independent agency, direct response, and internet channels. Additionally, we market private-label insurance through a long-term agency relationship with Homesite Insurance, a national provider of home insurance products. We provide commercial insurance, primarily covering dealers’ wholesale vehicle inventory, and reinsurance products. Internationally, our subsidiary ABA Seguros provides certain commercial business insurance exclusively in Mexico.

•	Other operations consist of our Commercial Finance Group, certain equity investments, corporate activities, and reclassifications and eliminations between the reportable segments.

Consolidated Results of Operations
The following table summarizes our consolidated operating results for the periods shown.

	Three months ended			Nine months ended
	September 30,			September 30,
			Favorable/			Favorable/
			(unfavorable)			(unfavorable)
($ in millions)	2008	2007	% change	2008	2007	% change

Revenue
Total financing revenue	$4,641	$5,381	(14)	$14,395	$15,994	(10)
Interest expense	2,906	3,715	22	8,953	11,122	20
Depreciation expense on operating lease assets	1,412	1,276	(11)	4,209	3,530	(19)
Impairment of investment in operating leases	93	—	n/m	808	—	n/m

Net financing revenue	230	390	(41)	425	1,342	(68)
Other revenue
Net loan servicing income	180	425	(58)	1,341	1,086	23
Insurance premiums and service revenue earned	1,123	1,143	(2)	3,355	3,235	4
Gain (loss) on mortgage and automotive loans, net	25	(320)	108	(1,674)	42	n/m
Investment (loss) income	(216)	13	n/m	(263)	548	(148)
Other income	373	602	(38)	2,255	2,255	—

Total other revenue	1,485	1,863	(20)	5,014	7,166	(30)
Total net revenue	1,715	2,253	(24)	5,439	8,508	(36)
Provision for credit losses	1,099	964	(14)	2,343	2,075	(13)
Noninterest expense
Insurance losses and loss adjustment expenses	642	659	3	1,986	1,795	(11)
Impairment of goodwill	16	455	96	16	455	96
Other operating expenses	2,579	1,839	(40)	6,594	5,550	(19)

Total noninterest expense	3,237	2,953	(10)	8,596	7,800	(10)
Loss before income tax (benefit) expense	(2,621)	(1,664)	(58)	(5,500)	(1,367)	n/m
Income tax (benefit) expense	(98)	(68)	44	94	241	61

Net loss	($2,523)	($1,596)	(58)	($5,594)	($1,608)	n/m

n/m = not meaningful

We reported a net loss of $2.5 billion and $5.6 billion for the three months and nine months ended September 30, 2008, respectively, compared to $1.6 billion for both the three months and nine months ended September 30, 2007. Results during the three months ended September 30, 2008, were attributable to a significant loss at ResCap, caused by continued adverse conditions in the mortgage business, and increased provision for credit losses related to deterioration in used vehicle prices and weaker consumer and dealer credit performance. Results were also adversely affected by realized losses and valuation adjustments on assets held-for-sale and certain investment securities as a result of illiquidity in the credit and capital markets.

Total financing revenue decreased by 14% and 10% in the three months and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, primarily due to decreases experienced by ResCap as a result of a decrease in the size of the loan portfolio caused by lower levels of loan production as the operations have focused on prime conforming originations, continued portfolio runoff, and reductions caused by the deconsolidation of $27.4 billion in securitization trusts during the second half of 2007. Additionally, our Global Automotive Finance operations experienced decreases in consumer finance revenue due to lower interest rates and a lower asset base, as a result of increased securitization and whole-loan sale activity throughout 2007 as the business moved to an originate-to-distribute model during the second half of 2007. The asset base also declined due to declines in new vehicle financing originations, due to tighter underwriting standards and lower industry sales. Partially offsetting this decrease was an increase in operating lease income of 11% and 22% in the three months and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The operating lease portfolio and the associated revenue were higher for the three months and nine months ended September 30, 2008, compared to September 30, 2007, primarily due to the continued recovery of the operating lease portfolio from the transfer of approximately $12.6 billion of net operating lease assets to GM during November 2006 as part of the Sale Transactions. Similarly, depreciation expense on operating lease assets increased 11% and 19% in the three months and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, as a result of the larger portfolio. The increase in operating lease income was partially offset by a significant decrease in volume during the three months ended September 30, 2008, as we increased pricing as a result of the impact of significant reductions of used vehicle prices.

Interest expense decreased 22% and 20% in the three months and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The decrease during both periods was primarily due to lower average borrowings at ResCap due to a $52.2 billion reduction in the asset base, which was partially offset by higher funding rates due to unfavorable market conditions resulting in lower advance rates, and increases in cost of funds on unsecured debt due to the step-up in coupon resulting from rating downgrades.

The impairment of vehicle operating lease assets recognized by our North American Automotive Finance operations during the three months and nine months ended September 30, 2008, for $93 million and $808 million, respectively, was the result of declining vehicle sales and lower used vehicle prices for certain vehicle segments. The impairment for the three months ended September 30, 2008, was specifically driven by continued weakness in the Canadian used vehicle market, particularly trucks. The impairment recognized during the six months ended June 30, 2008, resulted from a sharp decline in demand and used vehicle sale prices for sport-utility vehicles and trucks in the United States and Canada. No such impairment was recognized during 2007.

Net loan servicing income decreased 58% in the three months ended September 30, 2008, compared to the same period in 2007, but increased 23% during the nine months ended September 30, 2008, compared to the same period in 2007. The decrease during the three-month period was primarily due to unfavorable mortgage servicing valuations caused by a projected increase in the cost to service assets. Costs were projected to increase due to unfavorable delinquency trends and more severe defaults. During both the three months and nine months ended September 30, 2008, our Global Automotive Finance operations experienced a decrease driven by lower servicing fees collected from GM, as certain operating leases transferred during the Sale Transactions reached the end of their lease term. The overall increase during the nine-month period was primarily driven by favorable hedging activities and mortgage servicing rights valuations at our ResCap operations, compared to the same period in 2007.

Insurance premiums and service revenue earned decreased 2% in the three months ended September 30, 2008, compared to the same period in 2007, but increased 4% during the nine months ended September 30, 2008, compared to the same period in 2007. The decrease in the three-month period was primarily due to challenging domestic pricing conditions. The nine-month period increased primarily due to favorable growth in our international operations, both organically and through the acquisition of Provident Insurance in June 2007.

The net gain on mortgage and automotive loans was $25 million for the three months ended September 30, 2008, compared to a net loss of $320 million for the three months ended September 30, 2007, and was a net loss of $1.7 billion for the nine months ended September 30, 2008, compared to a net gain of $42 million during the nine months ended September 30, 2007. The losses recognized during the three months ended September 30, 2007, reflect significant declines in the fair value of mortgage loans held-for-sale and obligations to fund mortgage loans due to lower investor demand and lack of domestic and foreign market liquidity. During the three months ended September 30, 2008, such fair value adjustments were not as significant compared to 2007. Additionally, losses for the three months ended September 30, 2008, were curtailed by focusing loans originations and sales primarily on our prime conforming and government-

sponsored products. The net gain on mortgage and automotive loans declined $1.7 billion during the nine-month period, compared to 2007, primarily due to the sale of certain mortgage loans to enhance liquidity at significantly lower prices due to the absence of traditional investor demand. Additionally, unfavorable pricing on automotive loans and decreased securitization activity impacted our North American Automotive Finance operations.

Our investment loss was $216 million and $263 million in the three months and nine months ended September 30, 2008, respectively, compared to investment income of $13 million and $548 million in the three months and nine months ended September 30, 2007, respectively. The decreases primarily related to extreme market volatility that resulted in unfavorable valuation adjustments, higher realized losses, and impairment charges on certain investments. The valuation adjustments, specifically during the nine months ended September 30, 2008, include declines in the fair value of asset-backed securities and retained interests held by ResCap and our North American Automotive Finance operations as a result of increased credit losses, rating agency downgrades, declines in the value of underlying collateral, market illiquidity, and changes in discount rate assumptions in certain foreign markets.

Other income decreased 38% during the three months ended September 30, 2008, compared to the same period in 2007, and remained stable during the nine months ended September 30, 2008, compared to the same period in 2007. The decrease during the three months ended September 30, 2008, was primarily driven by unfavorable valuation adjustments related to assets and liabilities elected to be measured at fair value as of the beginning of 2008 and decreased real estate-related revenue due to the continued stress in the mortgage and capital market and its effect on homebuilders. Other income remained stable during the nine months ended September 30, 2008, compared to the same period in 2007, because these adverse impacts in 2008 were offset by debt extinguishment gains of $1.2 billion recognized in 2008.

The provision for credit losses unfavorably increased 14% and 13% in the three months and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The increase in the provision during both periods was primarily caused by higher expected residual losses on retail balloon contracts due to deteriorating automotive resale values and how those deteriorating values affected our various GM support agreements. The provision also increased for mortgage loans due to increased frequency and severity of loss in certain international locations. These increases were partially offset by lower loan origination levels and the deconsolidation of various financing securitizations during the second half of 2007, which resulted in a lower expense during 2008, due to a smaller held-for-investment portfolio. Additionally, certain fair value elections were made on January 1, 2008, which resulted in a lower provision expense because these elected assets within the held-for-investment portfolio were no longer subject to an allowance.

Insurance losses and loss adjustment expenses decreased 3% in the three months September 30, 2008, compared to the same period in 2007, but increased 11% during the nine months ended September 30, 2008, compared to the same period in 2007. The decrease for the three-month period was primarily due to a change in product mix and favorable reserve development within our domestic reinsurance business. The increase for the nine-month period was primarily due to growth in our international operations, both organically and through the Provident acquisition, and higher spring and summer weather losses in 2008, which adversely affected our dealer inventory insurance and reinsurance operations. The increase for the nine-month period was partially offset by a change in product mix and reserve development within our domestic reinsurance business.

Goodwill impairment decreased 96% for both the three months and nine months ended September 30, 2008, compared to the same periods in 2007. During the three months ended September 30, 2008, our North American Automotive Finance operations recognized impairment of $14 million and our Commercial Finance Group operations recognized impairment of $2 million, which resulted in a total consolidated impairment of $16 million. As of September 30, 2008, our North American Automotive Finance operations and Commercial Finance Group have no remaining goodwill. During the three months ended September 30, 2007, the impairment charge of $455 million related to our ResCap operations.

Other operating expense increased 40% and 19% in the three months and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. Expenses increased in both periods primarily due to unfavorable foreign currency translation adjustments, higher mortgage representation and warranty expense, higher restructuring costs, higher professional service fees, and greater losses on operating lease disposals, as a result of less favorable remarketing results. Additionally, remarketing costs increased due to an increase in returned vehicle volume. During the three months ended September 30, 2008, mortgage representation and warranty expenses increased $138 million, restructuring expenses increased $97 million, professional service expenses increased $47 million, and operating lease disposal losses increased $93 million, compared to the same period in 2007. During the nine months ended September 30, 2008, mortgage representation and warranty expenses increased $37 million, restructuring expenses increased $181 million, professional service expenses increased $178 million, and operating lease disposal losses increased $223 million, compared to the same period in 2007.

Our consolidated tax benefit increased 44% during the three months ended September 30, 2008, compared to the same period in 2007, and the consolidated tax expense decreased 61% during the nine months ended September 30, 2008, compared to the same period in 2007. The changes during both periods were primarily due to earnings reductions in both the auto finance and mortgage operations. Included within tax expense were additional valuation allowances in the three months and nine months ended September 30, 2008, of $99 million and $764 million, respectively. These valuation allowances related to deferred tax assets of certain foreign operations, primarily mortgage operations in continental Europe, United Kingdom, Canada, and Australia. These valuation allowances were established because, based on historical losses and expected future taxable income, it was no longer more-likely-than-not that these net deferred tax assets would be realized.

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

	Three months ended			Nine months ended
	September 30,			September 30,
			Favorable/			Favorable/
			(unfavorable)			(unfavorable)
($ in millions)	2008	2007	% change	2008	2007	% change

Revenue
Consumer	$1,100	$1,378	(20)	$3,367	$4,163	(19)
Commercial	463	455	2	1,334	1,280	4
Loans held-for-sale	112	—	n/m	394	—	n/m
Operating leases	2,105	1,893	11	6,343	5,190	22

Total financing revenue	3,780	3,726	1	11,438	10,633	8
Interest expense	2,205	2,129	(4)	6,501	6,296	(3)
Depreciation expense on operating leases	1,411	1,275	(11)	4,207	3,530	(19)
Impairment of investment in operating leases	93	—	n/m	808	—	n/m

Net financing revenue (loss)	71	322	(78)	(78)	807	(110)
Other revenue
Servicing fees	72	97	(26)	223	314	(29)
Gain on automotive loans, net	163	248	(34)	274	673	(59)
Investment (loss) income	(53)	137	(139)	122	307	(60)
Other income	691	552	25	2,180	1,635	33

Total other revenue	873	1,034	(16)	2,799	2,929	(4)
Total net revenue	944	1,356	(30)	2,721	3,736	(27)
Provision for credit losses	437	85	n/m	906	323	(180)
Impairment of goodwill	14	—	n/m	14	—	n/m
Noninterest expense	887	694	(28)	2,607	1,944	(34)

(Loss) income before income tax (benefit) expense	(394)	577	(168)	(806)	1,469	(155)
Income tax (benefit) expense	(100)	23	n/m	(53)	122	143

Net (loss) income	($294)	$554	(153)	($753)	$1,347	(156)

Total assets	$157,439	$160,304	(2)

n/m = not meaningful

Global Automotive Finance operations experienced a net loss of $294 million and $753 million for the three months and nine months ended September 30, 2008, respectively, compared to net income of $554 million and $1.3 billion for the three months and nine months ended September 30, 2007, respectively. Our Global Automotive Finance operations experienced an increase in credit reserves as a result of continued deterioration in used vehicle prices, which affected certain retail balloon contracts and leases, as well as overall weakness in economic conditions during 2008. Also, results were impacted by an impairment related to vehicle operating lease residual values, weaker consumer and dealer credit performance, and valuation losses on assets held-for-sale and certain investment securities due to weaker economic conditions. Additionally, declines in new vehicle financing originations, due to tighter underwriting standards and lower industry sales, adversely impacted results.

Total financing revenue increased 1% and 8% for the three months and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. Operating lease revenue (along with the related depreciation expense) increased during both periods due to an increase in the average size of the operating lease portfolio. The operating lease portfolio and the associated revenue were higher for the three months and nine months ended September 30, 2008, compared to September 30, 2007, primarily due to the continued recovery of the operating lease portfolio from the transfer of approximately $12.6 billion of net operating lease assets to GM during November 2006 as part of the Sale Transactions. The increase in operating lease income was partially offset by a significant decrease in volume during the three months ended September 30, 2008, as we increased pricing as a result of the impact of significant reductions of used vehicle prices. Total financing revenue for the three months and nine months ended September 30, 2008, was also impacted by an increase in commercial revenue caused by favorable foreign currency translation adjustments and growth in our International operations, partially offset by decreases due to lower interest rates in the domestic market. The increase in total financing revenue was also partially offset by a decline in consumer revenue during both periods. Consumer revenue, combined with interest income on consumer loans held-for-sale, decreased approximately 12% and 10% for the three and nine months ended September 30, 2008, respectively, primarily due to a reduction in consumer asset levels. Consumer finance receivables, including loans held-for-sale, declined by $5.1 billion, or approximately 9%, since September 30, 2007. Lower consumer asset levels were the result of increased securitization and whole-loan sale activities during 2007 and the first half of 2008 as the business refocused on an originate-to-distribute model. Asset levels were also adversely impacted by declines in new financing originations during the three months ended September 30, 2008, due to tighter underwriting standards and lower industry sales. The $112 million and $394 million of income on consumer loans held-for-sale for the three months and nine months ended September 30, 2008, respectively, related to interest on loans that are expected to be sold in whole-loan and securitization transactions over the next twelve months. In addition to lower consumer asset levels, consumer revenue and the related interest income for the nine months ended September 30, 2008, were adversely impacted by lower domestic interest rates.

Interest expense increased 4% and 3% for the three months and nine months ended September 30, 2008, respectively, compared to the same period in 2007. The expense increased during both periods primarily due to unfavorable foreign currency movements, increased funding costs related to asset growth in certain international markets, and increased credit spreads.

The $93 million and $808 million impairment of vehicle operating lease assets recognized by our North American Automotive Finance operations for the three months and nine months ended September 30, 2008, respectively, resulted from declines in demand and in used vehicle sale prices for certain portfolio segments, primarily trucks and sport-utility vehicles. The impairment for the three-month period related specifically to additional economic weakness in the Canadian used truck market. The results for the nine months ended September, 30, 2008, also included impairment recognized during the three months ended June 30, 2008, related to declines in demand and used vehicle sale prices in both the United States and Canada.

Servicing fees decreased 26% and 29% for the three months and nine months ended September 30, 2008, compared to the same periods in 2007. The decreases for both periods were primarily the result of decreases in servicing fees collected from GM, as certain operating leases transferred during the Sale Transactions reached the end of their lease term.

Net gains on automotive loans decreased 34% and 59% for the three months and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The decreases for both periods were primarily the result of current market conditions and unfavorable valuation adjustments related to the loans held-for-sale portfolio of our North American Automotive Finance operations. Results for the nine-month period were further impacted by unfavorable pricing due to deterioration in market conditions and decreased securitization activity. The three months ended September 30, 2008, also experienced fewer securitization activities compared to 2007; however, certain fixed pricing arrangements in previously established flow agreements generated higher gains compared to 2007.

Investment income decreased 139% and 60% for the three months and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The decrease was primarily related to weak economic conditions affecting the performance of the investments, a decrease in the size of the investment portfolio, and a decrease of income on retained interests.

Other income increased 25% and 33% for the three months and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, due to higher interest income on intercompany loans caused by higher lending levels. The intercompany lending activities represent the activity of our Global Automotive Finance operations before the elimination of balances and transactions with our other reportable segments. Also contributing to the increases were favorable foreign currency translation adjustments.

The provision for credit losses was $437 million and $906 million for the three months and nine months ended September 30, 2008, respectively, compared to $85 million and $323 million for the three months and nine months ended September 30, 2007, respectively. The increases during both periods were primarily driven by expected credit losses related to retail balloon contract loans as demand for used vehicles continued to decrease causing a significant reduction in underlying collateral values and because of weakness in wholesale dealer performance. In addition, both periods experienced increased loss severity due to unfavorable economic conditions.

During the three months ended September 30, 2008, goodwill impairment of $14 million for our North American Automotive Finance operations was recognized as a result of our annual assessment. No such impairment was recognized in 2007.

Other noninterest expenses increased 28% and 34% for the three months and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The expenses increased for both periods primarily due to increased restructuring costs at our North American Automotive Finance operations and greater losses on operating lease disposals as a result of less favorable remarketing experience. Additionally, remarketing costs increased due to an increase in returned vehicle volume.

Our Global Automotive Finance operations experienced a tax benefit of $100 million and $53 million for the three months and nine months ended September 30, 2008, respectively, compared to income tax expense of $23 million and $122 million for the three and nine months ended September 30, 2007, respectively. The tax benefit during both periods primarily resulted from operating losses, particularly in our foreign operations. Certain of our U.S. subsidiaries are not subject to U.S. federal, state, or local income tax expense due to their status as pass-through entities for U.S. federal income tax purposes. Our banking and foreign subsidiaries are generally taxable corporations and continue to be subject to U.S. federal, state, local, and foreign income tax.

Automotive Financing Volume
The following tables summarize our new and used vehicle consumer and wholesale financing volume and our share of GM consumer and wholesale volume.

	Three months ended September 30,				Nine months ended September 30,
			Share of				Share of
	GMAC		GM		GMAC		GM
	volume		retail sales		volume		retail sales
(units in thousands)	2008	2007	2008	2007	2008	2007	2008	2007

Consumer financing
GM new vehicles:
North America:
Retail contracts	226	228	34%	27%	589	642	30%	26%
Leases	53	152	8%	18%	307	451	15%	19%

Total North America	279	380	42%	45%	896	1,093	45%	45%
International (retail contracts and leases)	127	141	25%	24%	426	421	25%	24%

Total GM new units financed	406	521	34%	36%	1,322	1,514	36%	36%
Used units financed	122	138			402	390
Non-GM new units financed	25	31			86	81

Total consumer automotive financing volume	553	690			1,810	1,985

Our consumer automotive financing volume and penetration levels are significantly influenced by the nature, timing, and extent of GM’s use of rate, residual, and other financing incentives for marketing purposes on consumer retail automotive contracts and leases. Despite declining vehicle sales, our total North American penetration levels during the three months and nine months ended September 30, 2008, generally remained stable due to the increase in the retail penetration levels offsetting against the decrease in the lease penetration levels. The decline in the North American lease penetration level during the three months ended September 30, 2008, was the result of decreased lease volume due to funding volatility in the capital markets combined with significant reductions in values of certain used vehicle prices. The consumer penetration levels of our International operations slightly increased during the three months and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to increased penetration levels in our Asia Pacific and European operations.

	Three months ended				Nine months ended
	September 30,				September 30,
			Share of				Share of
	GMAC		GM		GMAC		GM
	volume		production		volume		production
(units in thousands)	2008	2007	2008	2007	2008	2007	2008	2007

Wholesale financing
GM new vehicles:
North America	640	756	78%	78%	1,928	2,381	77%	76%
International	695	718	83%	87%	2,254	2,142	84%	88%

Total GM units financed	1,335	1,474	80%	82%	4,182	4,523	80%	81%
Non-GM units financed	51	51			155	151

Total wholesale volume	1,386	1,525			4,337	4,674

Our wholesale automotive financing continued to be the primary funding source for GM-dealer inventories. Penetration levels in North America continued to reflect traditionally strong levels, despite increased rates charged to dealers during the three months ended September 30, 2008, and the challenging economic environment. The wholesale penetration levels of our International operations decreased during the three months and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to decreased penetration levels in our European operations.

Allowance for Credit Losses
The following tables summarize activity related to the allowance for credit losses for our Global Automotive Finance operations.

Three months ended September 30,	2008			2007
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Balance at July 1,	$1,280	$74	$1,354	$1,366	$66	$1,432
Provision for credit losses (a)	376	61	437	90	(5)	85
Charge-offs (b)	(285)	(2)	(287)	(215)	(1)	(216)
Recoveries	54	—	54	48	—	48
Other	(33)	(4)	(37)	8	1	9

Balance at September 30,	$1,392	$129	$1,521	$1,297	$61	$1,358

Allowance coverage (c)	3.24%	0.43%	2.08%	2.83%	0.23%	1.87%

(a) Provision for credit losses include amounts related to balloon finance contracts of $240 million and ($7) million for the three months ended September 30, 2008 and 2007, respectively.
(b) Consumer charge-offs include amounts related to lump-sum payments on balloon finance contracts of $77 million and $5 million for the three months ended September 30, 2008 and 2007, respectively.
(c) Represents the related allowance for credit losses as a percentage of total on-balance sheet automotive finance receivables and loans excluding loans held-for-sale.

Nine months ended September 30,	2008			2007
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total

Balance at January 1,	$1,309	$61	$1,370	$1,460	$69	$1,529
Provision for credit losses (a)	831	75	906	325	(2)	323
Charge-offs (b)	(907)	(7)	(914)	(653)	(8)	(661)
Recoveries	175	1	176	157	2	159
Other	(16)	(1)	(17)	8	—	8

Balance at September 30,	$1,392	$129	$1,521	$1,297	$61	$1,358

Allowance coverage (c)	3.24%	0.43%	2.08%	2.83%	0.23%	1.87%

(a) Provision for credit losses include amounts related to balloon finance contracts of $395 million and $1 million for the nine months ended September 30, 2008 and 2007, respectively.
(b) Consumer charge-offs include amounts related to lump-sum payments on balloon finance contracts of $222 million and $7 million for the nine months ended September 30, 2008 and 2007, respectively.
(c) Represents the related allowance for credit losses as a percentage of total on-balance sheet automotive finance receivables and loans excluding loans held-for-sale.

Increases in the level of allowance from 2007 levels were reflective of unfavorable economic conditions, despite the overall decrease in the size of the on-balance sheet consumer portfolio. The increases in provision and charge-offs for the three months and nine months ended September 30, 2008, compared to the same periods in 2007, were primarily attributable to losses incurred on our North American balloon finance contracts whereby an increasing number of customers are returning vehicles at the end of the term and the vehicles are then sold at auction for significant losses given the decline in prices for certain types of used vehicles. The increased reserves related to our balloon finance contracts were primarily impacted by a decrease in used vehicle prices and how those decreases affected our various GM support agreements. In addition to the overall increase in the level of the allowance, the allowance for credit losses as a percentage of the total on-balance sheet consumer portfolio experienced an increase in comparison with 2007. The increased use of off-balance sheet securitizations and whole-loan sales activity within our North American Automotive Finance operations resulted in the sale of contracts of a better credit quality as the process of creating a pool of retail finance receivables for securitization or sale typically excludes accounts that are greater than 30 days delinquent. In addition, the process involves selecting from a pool of receivables that are currently outstanding and thereby represent relatively seasoned accounts. A seasoned portfolio that excludes delinquent accounts historically results in better credit performance than the on-balance sheet portfolio of retail finance receivables on which the allowance for credit losses is based.

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

We believe that the disclosure of the credit experience of the managed portfolio presents a more complete presentation of our risk of loss in the underlying assets (typically in the form of a subordinated retained interest). Consistent with the presentation on our Condensed Consolidated Balance Sheets, retail contracts presented in the tables below represent the principal balance of the finance receivables discounted for any unearned interest income and rate support received from GM.

	Average		Charge-offs,
	retail		net of		Annualized net
Three months ended September 30,	contracts		recoveries (a)		charge-off rate
($ in millions)	2008	2007	2008	2007	2008	2007

Managed
North America	$46,957	$49,520	$223	$147	1.90%	1.19%
International	19,029	17,338	33	21	0.70%	0.49%

Total managed	$65,986	$66,858	$256	$168	1.56%	1.01%

On-balance sheet
North America	$31,556	$41,356	$165	$138	2.09%	1.33%
International	19,029	17,338	33	21	0.70%	0.49%

Total on-balance sheet	$50,585	$58,694	$198	$159	1.58%	1.09%

(a)     Net charge-offs include amounts related to loans held-for-sale and exclude amounts related to the lump-sum payments on balloon finance contracts of $77 million and $5 million for the three months ended September 30, 2008 and 2007, respectively.

	Average		Charge-offs,
	retail		net of		Annualized net
Nine months ended September 30,	contracts		recoveries (a)		charge-off rate
($ in millions)	2008	2007	2008	2007	2008	2007

Managed
North America	$48,585	$49,752	$624	$436	1.71%	1.17%
International	19,138	16,881	104	72	0.72%	0.56%

Total managed	$67,723	$66,633	$728	$508	1.44%	1.02%

On-balance sheet
North America	$33,916	$42,687	$484	$417	1.90%	1.30%
International	19,138	16,881	104	72	0.72%	0.56%

Total on-balance sheet	$50,054	$59,568	$588	$489	1.48%	1.10%

(a)     Net charge-offs include amounts related to loans held-for-sale and exclude amounts related to the lump-sum payments on balloon finance contracts of $222 million and $7 million for the nine months ended September 30, 2008 and 2007, respectively.

Charge-offs in both the North American and International managed portfolios increased during the three months and nine months ended September 30, 2008, compared to the same periods in 2007. In North America, severity of losses increased compared to prior year levels, mainly due to significant reductions in values of used vehicle prices. Increased charge-offs in the International portfolio primarily reflect weakness in Latin America.

The following table summarizes pertinent delinquency experience in the consumer automotive retail contract portfolio.

	Percent of retail contracts
	30 days or more past due (a)
	Managed		On-balance sheet
Nine months ended September 30,	2008	2007	2008	2007

North America	2.44%	2.52%	2.63%	2.80%
International	2.47%	2.56%	2.47%	2.56%

Total	2.45%	2.53%	2.55%	2.71%

(a) Past due contracts are calculated on the basis of the average number of contracts delinquent during a month and exclude accounts in bankruptcy.

Delinquencies in the North American managed portfolio decreased as of September 30, 2008, compared to September 30, 2007. We attribute much of the decrease to a shift in underwriting standards that has occurred since 2007. During the second half of 2006 through the first half of 2007, we underwrote a number of U.S. retail contracts that resulted in an unusually high rate of early payment defaults. When the early defaults began, we tightened our underwriting policy to reduce this production. As a result, delinquency rates have improved. The decrease in delinquencies also reflected expanded resources dedicated to servicing and collection efforts. International consumer credit portfolio performance remained strong as delinquencies have declined compared to the prior year level.

In addition to the preceding loss and delinquency data, the following tables summarize bankruptcy information for the U.S. consumer automotive retail contract portfolio (which represented approximately 49% and 46% of our on-balance sheet consumer automotive retail contract portfolio as of September 30, 2008 and 2007, respectively) and repossession information for the Global Automotive Finance operations consumer automotive retail contract portfolio:

	Managed		On-balance sheet
Three months ended September 30,	2008	2007	2008	2007

United States:
Average retail contracts in bankruptcy (in units) (a)	48,279	57,445	39,998	55,522
Bankruptcies as a percentage of average number of contracts outstanding	1.97%	2.04%	2.63%	2.41%
North America:
Retail contract repossessions (in units)	19,665	19,785	14,049	18,194
Annualized repossessions as a percentage of average number of contracts outstanding	2.65%	2.43%	2.86%	2.77%
International:
Retail contract repossessions (in units)	2,957	3,001	2,957	3,001
Annualized repossessions as a percentage of average number of contracts outstanding	0.69%	0.73%	0.69%	0.73%

(a)     Includes those accounts where the customer has filed for bankruptcy and is not yet discharged, the customer was discharged from bankruptcy but did not reaffirm their loan with GMAC, and other special situations where the customer is protected by applicable law with respect to GMAC’s normal collection policies and procedures.

	Managed		On-balance sheet
Nine months ended September 30,	2008	2007	2008	2007

United States:
Average retail contracts in bankruptcy (in units) (a)	49,784	62,105	43,154	60,654
Bankruptcies as a percentage of average number of contracts outstanding	1.95%	2.14%	2.59%	2.47%
North America:
Retail contract repossessions (in units)	58,883	56,566	43,783	52,985
Annualized repossessions as a percentage of average number of contracts outstanding	2.57%	2.25%	2.81%	2.56%
International:
Retail contract repossessions (in units)	8,788	9,267	8,788	9,267
Annualized repossessions as a percentage of average number of contracts outstanding	0.69%	0.76%	0.69%	0.76%

(a)     Includes those accounts where the customer has filed for bankruptcy and is not yet discharged, the customer was discharged from bankruptcy but did not reaffirm their loan with GMAC, and other special situations where the customer is protected by applicable law with respect to GMAC’s normal collection policies and procedures.

Bankruptcy filings continued to decrease during the three months and nine months ended September 30, 2008, consistent with decreases experienced throughout the year ended December 31, 2007. The decreases throughout both periods were related to the gradual emergence of consumers who filed bankruptcy in 2005 prior to a change in bankruptcy law that made it more difficult for some consumers to qualify for certain bankruptcy protection. The significant increase of bankruptcy filings prior to the change in law resulted in a situation where the number of contracts emerging from bankruptcy exceeds the number of contracts entering bankruptcy.

Consistent with the decrease in delinquency trends, our International operations experienced decreased repossessions for the nine months ended September 30, 2008, compared to the same period in 2007. Our North American Automotive Finance operation, however, experienced increased repossessions primarily attributable to the impact of weak economic conditions on our consumer contracts.

Commercial Credit
The credit risk of our commercial portfolio is tied to overall economic conditions in the countries in which we operate and the particular circumstances of individual borrowers.

At September 30, 2008, the commercial receivables that had been securitized and accounted for as off-balance sheet transactions primarily represented wholesale lines of credit extended to automotive dealerships, which historically have experienced low charge-offs, and some dealer term loans. As a result, only the on-balance sheet commercial portfolio credit experience is presented in the following table.

	Total loans		Impaired loans (a)
	Sept 30,	Dec 31,	Sept 30,	Dec 31,
($ in millions)	2008	2007	2008	2007

Wholesale	$25,679	$22,961	$386	$44
Impaired loans as a percentage of total loans			1.50%	0.19%
Other commercial financing	4,300	4,565	97	8
Impaired loans as a percentage of total loans			2.26%	0.18%

Total on-balance sheet	$29,979	$27,526	$483	$52
Impaired loans as a percentage of total loans			1.61%	0.19%

(a) Includes loans where it is probable that we will be unable to collect all amounts due according to the terms of the loan.

Charge-offs on the commercial portfolio remained at traditionally low levels as these receivables were generally secured by vehicles, real estate, and other forms of collateral, which help mitigate losses on the loans in the event of default. Impaired loans increased between December 31, 2007, and September 30, 2008, primarily due to the economic pressures placed on dealers as a result of declining domestic sales volume, declining profitability, and a challenging credit environment.

ResCap Operations

Results of Operations
The following table summarizes the operating results for ResCap for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended			Nine months ended
	September 30,			September 30,
			Favorable/			Favorable/
			(unfavorable)			(unfavorable)
($ in millions)	2008	2007	% change	2008	2007	% change

Revenue
Total financing revenue	$762	$1,565	(51)	$2,681	$5,106	(47)
Interest expense	824	1,626	49	2,844	4,938	42

Net financing (loss) revenue	(62)	(61)	(2)	(163)	168	(197)
Servicing fees	369	451	(18)	1,154	1,351	(15)
Servicing asset valuation and hedge activities, net	(261)	(123)	(112)	(36)	(578)	94

Net loan servicing income	108	328	(67)	1,118	773	45
Loss on mortgage loans, net	(138)	(570)	76	(1,948)	(631)	n/m
Other (expense) income	(45)	(139)	68	279	593	(53)

Total other expense	(183)	(709)	74	(1,669)	(38)	n/m
Total net (loss) revenue	(137)	(442)	69	(714)	903	(179)
Provision for credit losses	652	881	26	1,414	1,749	19
Impairment of goodwill	—	455	100	—	455	100
Noninterest expense	1,141	617	(85)	2,438	2,149	(13)

Loss before income tax expense	(1,930)	(2,395)	19	(4,566)	(3,450)	(32)
Income tax (benefit) expense	(18)	(134)	(87)	65	(25)	n/m

Net loss	($1,912)	($2,261)	15	($4,631)	($3,425)	(35)

Total assets	$57,945	$110,141	(47)

n/m = not meaningful

ResCap experienced a net loss of $1.9 billion and $4.6 billion for the three months and nine months ended September 30, 2008, respectively, compared to a net loss of $2.3 billion and $3.4 billion for the three months and nine months ended September 30, 2007, respectively. The 2008 results were adversely affected by continued pressure in the domestic housing markets and the foreign mortgage and capital markets. The adverse conditions resulted in lower net interest margins, high provisions for loan losses, lower loan production, realized losses on sales of mortgage loans, declines in fair value related to mortgage loans held-for-sale and trading securities, and continued real estate investment impairments. As market conditions persist, particularly in the foreign markets, these unfavorable impacts on our results of operations may continue.

The net financing loss was $62 million and $163 million for the three months and nine months September 30, 2008, respectively, compared to a net financing loss of $61 million and net financing revenue of $168 million for the three months and nine months ended September 30, 2007, respectively. The decreases in total financing revenue for both periods were due to the decreases in the average mortgage loan and lending receivable asset balances resulting from declines in mortgage production, reductions caused by the deconsolidation of $27.4 billion in securitization trusts in 2007, the sale of ResCap’s resort finance business, and continued portfolio run-off. The decreases were further attributable to an increase in nonaccrual loans caused by higher delinquencies and a decrease in commercial lending yields, primarily as a result of an increase in nonaccrual loans. Interest expense decreased primarily due to lower average borrowings, partially offset by higher funding rates and increased cost of funds. Funding rates were higher due to unfavorable market conditions generating lower advance rates, and the cost of funds increased on our unsecured debt due to the step-up in coupon caused by rating downgrades. Additionally, during the nine-month period, the cost of funds increased due to refinancing initiatives completed during the second quarter of 2008.

Net loan servicing income was $108 million and $1.1 billion for the three months and nine months ended September 30, 2008, respectively, compared to $328 million and $773 million for the three months and nine months ended September 30, 2007, respectively. The decrease for the three months ended September 30, 2008, compared to the same period in 2007, was primarily due to negative mortgage servicing valuations as a result of a projected increase in the cost of servicing assets resulting from higher delinquencies and defaults. The increase during the nine months ended September 30, 2008, compared to the same period in 2007, was primarily due to slower prepayment speeds and a steeper overall yield curve during the first quarter of 2008, resulting in a positive impact on hedging activities and a favorable valuation on the mortgage servicing rights.

The net loss on mortgage loans was $138 million and $1.9 billion for three months and nine months ended September 30, 2008, respectively, compared to $570 million and $631 million for the three months and nine months ended September 30, 2007, respectively. The losses in the three months ended September 30, 2008, were primarily the result of the sale of certain mortgage loans and distressed assets to enhance liquidity. Additionally, losses during the three months ended September 30, 2008, were impacted by a decline in the fair value of mortgage loans held-for-sale and commitments in certain foreign markets. Losses for the three months ended September 30, 2008, were curtailed by focusing loans originations and sales primarily on our prime conforming and government-sponsored products.

Other expense was $45 million for the three months ended September 30, 2008, compared to $139 million for the same period in 2007. Other income was $279 million for the nine months ended September 30, 2008, compared to $593 million for the same period in 2007. The favorable decrease in other expense during the three-month period was primarily attributable to smaller losses on investment securities compared to 2007. Additionally, the 2008 results included a $42 million gain on the retirement of ResCap debt during the three months ended September 30, 2008, which resulted from our contribution of ResCap notes that had been previously purchased in open-market repurchase transactions. No such gains were recognized in 2007. These positive factors were offset by decreased real estate-related revenue and unfavorable fair value adjustments related to the adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), on January 1, 2008. Real estate-related revenue decreased due to the continued stress in the mortgage and capital markets and its affect on homebuilders. This resulted in higher write-downs on lot option projects and model homes, declines in model home lease income and lot option fees, and decreases in equity earnings on real estate projects. In addition to the previously mentioned adverse impacts on the three-month period, the nine-month period was also significantly affected by higher losses on investment securities, primarily due to the decline in the fair value of our mortgage-backed securities and retained interests that continue to be held through off-balance sheet securitization, resulting from increasing credit losses, rating agency downgrades, declines in the value of underlying collateral, market illiquidity, and changes in discount rate assumptions. Additionally, the results for the nine months ended September 30, 2008, included losses related to the sale of certain servicing advance receivables and an impairment of $255 million related to the held-for-sale treatment of ResCap’s resort finance business. The impairment resulted from a fair value adjustment to the resort finance business due to its held-for-sale classification. These adverse impacts were partially offset by a $1.2 billion gain on the retirement of debt recognized during the nine months ended September 30, 2008.

The provision for credit losses decreased 26% and 19% during the three months and nine months ended September 30, 2008, compared to the same period in 2007. The provision decreased during both periods primarily due to the deconsolidation of $27.4 billion of mortgage loans held-for-investment. Additionally, certain fair value elections were made on January 1, 2008, under SFAS 159 that resulted in a lower provision expense because these elected assets were no longer subject to an allowance. These decreases were partially offset by increases attributable to home price depreciation, higher delinquencies, and increased severity and frequency assumptions in the United Kingdom and continental Europe, as well as a higher provision for loan losses and specific reserves on the commercial lending portfolio due to the continued deteriorating market conditions.

Noninterest expense increased 85% and 13% for the three months and nine months ended September 30, 2008, respectively, compared to the same period in 2007. The increases were primarily attributable to an increase in unrealized and realized currency losses due to the strengthening U.S. dollar and the reduced hedging position caused by the limited availability of willing counterparties to enter into forward arrangements. The increases were also impacted by increased restructuring costs, loan repurchase reserves due to credit deterioration in loans eligible for repurchase and loss severity of repurchased loans, and captive reinsurance reserves, partially offset by lower compensation expense, lower benefit expense, and decreased commissions due to lower loan production.

The income tax benefit decreased $116 million and $90 million for the three months and nine months ended September 30, 2008, respectively, compared the same periods in 2007. The decreases were primarily due to the recognition of deferred tax valuation allowances by the foreign operations offset by significant pretax losses in the foreign operations throughout 2008. During the three months and nine months ended September 30, 2008, deferred tax valuation allowances of $99 million and $764 million, respectively, were established. The valuation allowances resulted primarily from further declines in the international markets and the likelihood that these tax benefits will not be realized in future periods.

Mortgage Loan Production, Sales and Servicing
ResCap’s mortgage loan production was $11.9 billion and $50.8 billion for the three months and nine months ended September 30, 2008, respectively, compared to $29.3 billion and $101.7 billion for the same periods in 2007. ResCap’s domestic loan production decreased $9.0 billion, or 44%, for the three months ended September 30, 2008, and $31.4 billion, or 40%, for the nine months ended September 30, 2008, compared to the same periods in 2007. ResCap’s international loan production decreased $8.4 billion, or 93%, for the three months ended September 30, 2008, and $19.4 billion, or 83%, for the nine months ended September 30, 2008, compared to the same periods in 2007. ResCap’s domestic loan production decreased due to declines in nonprime, prime conforming, prime nonconforming, and prime second-lien products. Prime conforming production decreased due to declining trends in the domestic mortgage origination market and due to current market conditions and tighter credit standards furthered by the closure of retail and wholesale channels. These results were partially offset by increases in government product. International production decreased significantly due to discontinued loan originations in the United Kingdom, continental Europe, Latin America, and Australia, and on Canadian noninsured loans during the first half of 2008. Currently, ResCap now originates only prime conforming and government mortgages in the United States and high quality insured mortgages in Canada.

The following summarizes mortgage loan production for the periods shown.

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2008	2007	2008	2007

Consumer:
Principal amount by product type:
Prime conforming	$6,766	$12,174	$34,390	$34,425
Prime nonconforming	250	4,993	1,838	27,798
Prime second-lien	86	1,440	872	6,472
Government	4,137	1,378	9,873	5,458
Nonprime	—	221	3	4,246

Total U.S. production	11,239	20,206	46,976	78,399
International	627	9,068	3,867	23,258

Total	$11,866	$29,274	$50,843	$101,657

Principal amount by origination channel:
Retail and direct channels	$2,596	$5,105	$12,388	$18,144
Correspondent and broker channels	8,643	15,101	34,588	60,255

Total U.S. production	$11,239	$20,206	$46,976	$78,399

Number of loans (in units):
Retail and direct channels	14,685	39,020	68,279	140,711
Correspondent and broker channels	42,223	78,875	162,032	341,825

Total U.S. production	56,908	117,895	230,311	482,536

The following table summarizes the primary domestic mortgage loan-servicing portfolio for which we hold the corresponding mortgage servicing rights.

	U.S. mortgage loan servicing portfolio
	September 30, 2008		December 31, 2007
	Number	Dollar amount	Number	Dollar amount
($ in millions)	of loans	of loans	of loans	of loans

Prime conforming	1,568,986	$236,400	1,554,594	$227,460
Prime nonconforming	243,943	73,904	336,319	103,285
Prime second-lien	587,525	25,698	651,260	28,297
Government	217,681	26,865	180,453	19,454
Nonprime	261,061	29,078	349,696	40,105

Total primary servicing portfolio (a)	2,879,196	$391,945	3,072,322	$418,601

(a)     Excludes loans for which we acted as a subservicer. Subserviced loans totaled 155,848 with an unpaid principal balance of $33.9 billion at September 30, 2008, and 205,019 with an unpaid balance of $44.3 billion at December 31, 2007.

Our international servicing portfolio consisted of $34.1 billion and $43.1 billion of mortgage loans as of September 30, 2008, and December 31, 2007, respectively.

Allowance for Credit Losses
The following tables summarize the activity related to the allowance for credit losses.

Three months ended September 30,	2008				2007
($ in millions)	Consumer		Commercial	Total	Consumer	Commercial	Total

Balance at July 1,	$638		$485	$1,123	$1,696	$274	$1,970
Provision for credit losses	533		119	652	788	93	881
Charge-offs	(206)		(25)	(231)	(453)	(50)	(503)
Reduction of allowance due to deconsolidation (a)	—		—	—	(306)	—	(306)
Recoveries	10		15	25	9	9	18
Sale of resort finance business (b)	—		(27)	(27)	—	—	—

Balance at September 30,	$975		$567	$1,542	$1,734	$326	$2,060

Allowance as a percentage of total (c)	3.53	% (d)	7.97%	4.44%	2.85%	3.72%	2.96%

(a)     During the three months ended September 30, 2007, ResCap completed the sale of residual cash flows related to a number of on-balance sheet securitization. ResCap completed the approved actions to cause the securitization trusts to satisfy the qualifying special-purpose entity requirement of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The actions resulted in the deconsolidation of various securitization trusts.

(b)     During the three months ended September 30, 2008, ResCap completed the sale of their resort finance business to our Commercial Finance group. As a result of the sales transaction, the related allowance for credit losses was removed.

(c) Represents the related allowance for credit losses as a percentage of total on-balance sheet residential mortgage loans.
(d)     As of September 30, 2008, $9.2 billion of the unpaid principal balance includes loans held at fair value for $2.2 billion under SFAS 159 with no related allowance for credit losses. These loans have been excluded from the calculation.

Nine months ended September 30,	2008				2007
($ in millions)	Consumer		Commercial	Total	Consumer	Commercial	Total

Balance at January 1,	$832		$485	$1,317	$1,508	$397	$1,905
Provision for credit losses	1,158		256	1,414	1,436	313	1,749
Charge-offs	(556)		(165)	(721)	(944)	(393)	(1,337)
Reduction of allowance due to fair value option election (a)	(489)		—	(489)	—	—	—
Reduction of allowance due to deconsolidation (b)	—		—	—	(306)	—	(306)
Recoveries	30		18	48	40	9	49
Sale of resort finance business (c)	—		(27)	(27)	—	—	—

Balance at September 30,	$975		$567	$1,542	$1,734	$326	$2,060

Allowance as a percentage of total (d)	3.53	% (e)	7.97%	4.44%	2.85%	3.72%	2.96%

(a)     Represents the reduction of allowance as a result of fair value option election made under SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. Refer to Note 13 to the Condensed Consolidated Financial Statements for additional information.

(b)     During the three months ended September 30, 2007, ResCap completed the sale of residual cash flows related to a number of on-balance sheet securitization. ResCap completed the approved actions to cause the securitization trusts to satisfy the qualifying special-purpose entity requirement of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The actions resulted in the deconsolidation of various securitization trusts.

(c)     During the three months ended September 30, 2008, ResCap completed the sale of their resort finance business to our Commercial Finance group. As a result of the sales transaction, the related allowance for credit losses was removed.

(d) Represents the related allowance for credit losses as a percentage of total on-balance sheet residential mortgage loans.
(e)     As of September 30, 2008, $9.2 billion of the unpaid principal balance includes loans held at fair value for $2.2 billion under SFAS 159 with no related allowance for credit losses. These loans have been excluded from the calculation.

The following table sets forth the types of mortgage loans held-for-investment, excluding those loans held at fair value, that comprise the dollar balance and the percentage component of allowance for loan losses.

	Consumer mortgage loans held-for-investment
	September 30, 2008		September 30, 2007
		Allowance as a		Allowance as a
	Allowance for	% of the total	Allowance for	% of the total
($ in millions)	loan losses	asset class (a) (b)	loan losses	asset class (a)

Prime conforming mortgage loans	$22	0.08%	$5	0.01%
Prime nonconforming mortgage loans	440	1.59	69	0.11
Prime second-lien mortgage loans	147	0.53	149	0.25
Government loans	2	0.01	1	—
Nonprime mortgage loans	364	1.32	1,510	2.48

Total consumer mortgage loans held-for-investment	$975	3.53%	$1,734	2.85%

(a) Represents the related allowance for credit losses as a percentage of total on-balance sheet residential mortgage loans.
(b)     As of September 30, 2008, $9.2 billion of the unpaid principal balance includes loans held at fair value for $2.2 billion under SFAS 159 with no related allowance for credit loss. These loans have been excluded from the calculation.

Nonperforming Assets
The following table summarizes the unpaid principal balance for nonperforming assets in the on-balance sheet held-for-sale and held-for-investment residential mortgage loan portfolios. Nonperforming assets are nonaccrual loans, foreclosed assets, and restructured loans. Mortgage loans and lending receivables are generally placed on nonaccrual status when they are 60 and 90 days past due, respectively, or when the timely collection of the principal of the loan, in whole or in part, is doubtful.

	September 30,	December 31,	September 30,
($ in millions)	2008	2007	2007

Nonaccrual loans:
Mortgage loans:
Prime conforming	$141	$85	$74
Prime nonconforming	1,936	908	669
Prime second-lien	420	233	197
Government	75	80	78
Nonprime (a)	3,355	4,040	7,539
Lending receivables:
Construction (b)	1,415	550	324
Warehouse (c)	102	71	112
Commercial real estate	34	10	—
Other	—	—	—

Total nonaccrual assets	7,478	5,977	8,993
Restructured loans	125	32	61
Foreclosed assets	893	1,116	1,601

Total nonperforming assets	$8,496	$7,125	$10,655

Total nonperforming assets as a percentage of total ResCap assets	14.7%	8.6%	9.7%

(a)     Includes loans that were purchased distressed and already in nonaccrual status of $303 million as of September 30, 2008; $1.1 billion as of December 31, 2007; and $2.1 billion as of September 30, 2007. In addition, includes nonaccrual restructured loans that are not included in restructured loans of $127 million as of September 30, 2008; $16 million as of December 31, 2007, and $24 million as of September 30, 2007.

(b)     Includes nonaccrual restructured loans that are not included in restructured loans of $82 million as of September 30, 2008; $47 million as of December 31, 2007; and $23.9 million as of September 30, 2007.

(c) Includes nonaccrual restructured loans that are not included in restructured loans of $406 million as of September 30, 2007.

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

The following table summarizes the delinquency information for our mortgage loans held-for-investment portfolio.

	As of September 30,		As of December 31,		As of September 30,
	2008		2007		2007
		%		%		%
($ in millions)	Amount	of total	Amount	of total	Amount	of total

Current	$30,001	81	$35,558	83	$48,846	80
Past due:
30 to 59 days	1,287	3	1,784	4	3,252	5
60 to 89 days	806	2	946	2	1,563	2
90 days or more	2,443	7	2,179	5	3,406	6
Foreclosures pending	2,069	5	1,846	4	2,868	5
Bankruptcies	665	2	735	2	1,329	2

Total unpaid principal balances	37,271	100	43,048	100	61,264	100
Net (discounts) premiums	(525)		(886)		(492)
SFAS 159 fair value adjustment	(6,928)		—		—
Allowance for credit losses	(975)		(832)		(1,734)

Total	$28,843		$41,330		$59,038

Total loan production and combined exposure related to these products recorded in finance receivables and loans held-for-sale are summarized as follows:

	Loan production for the
	nine months ended September 30,
($ in millions)	2008	2007

High loan-to-value (greater than 100%) mortgage loans	$557	$2,320
Interest-only mortgage loans	3,210	26,595
Payment option adjustable rate mortgage loans	—	7,577
Below market initial rate mortgages	233	1,318

Total	$4,000	$37,810

	Unpaid principal balance
	As of	As of
($ in millions)	September 30, 2008	December 31, 2007

High loan-to-value (greater than 100%) mortgage loans	$3,989	$5,896
Interest-only mortgage loans	13,228	18,282
Payment option adjustable rate mortgage loans	1,428	1,691
Below market initial rate mortgages	821	733

Total	$19,466	$26,602

Insurance Operations

Results of Operations
The following table summarizes the operating results of our Insurance operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other operating segments.

	Three months ended			Nine months ended
	September 30,			September 30,
			Favorable/			Favorable/
			(unfavorable)			(unfavorable)
($ in millions)	2008	2007	% change	2008	2007	% change

Revenue
Insurance premiums and service revenue earned	$1,114	$1,133	(2)	$3,322	$3,206	4
Investment (loss) income	(6)	96	(106)	184	272	(32)
Other income	39	54	(28)	133	143	(7)

Total insurance premiums and other income	1,147	1,283	(11)	3,639	3,621	—
Expense
Insurance losses and loss adjustment expenses	610	659	7	1,919	1,795	(7)
Acquisition and underwriting expense	433	466	7	1,256	1,289	3

Total expense	1,043	1,125	7	3,175	3,084	(3)
Income before income tax expense	104	158	(34)	464	537	(14)
Income tax expense	7	41	83	100	146	32

Net income	$97	$117	(17)	$364	$391	(7)

Total assets	$12,459	$14,511	(14)

Insurance premiums and service revenue written	$1,042	$1,063	(2)	$3,241	$3,097	5

Combined ratio (a)	90.9%	95.3%		94.2%	92.3%

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

Net income from Insurance operations totaled $97 million and $364 million for the three months and nine months ended September 30, 2008, respectively, compared to $117 million and $391 million for the same periods in 2007. Net income for the three months ended September 30, 2008, decreased compared to the same period in 2007 primarily due to higher realized investment losses, which were driven by other-than-temporary impairment recognized on certain investment securities, losses on sales of securities to reduce portfolio exposure to the financial services sector, and unfavorable investment market volatility. The decrease was partially offset by a favorable settlement of a prior year tax return. Net income for the nine months ended September 30, 2008, decreased compared to the same period in 2007 primarily due to an increase in insurance and investment losses, partially offset by a favorable resolution of a tax audit and the favorable settlement of a prior year tax liability.

Insurance premiums and service revenue earned decreased 2% for the three months ended September 30, 2008, compared to the same period in 2007, but increased 4% for the nine months ended September 30, 2008, compared to the same period in 2007. Insurance premiums and service revenues earned decreased for the three-month period primarily due to challenging domestic pricing conditions. The nine-month period increased primarily due to favorable growth in our international operations, both organically and through the acquisition of Provident Insurance in June 2007.

The combination of investment and other income decreased 78% and 24% for the three months and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. Investment income decreased primarily due to actions taken during the three months ended September 30, 2008, to reduce exposure to market volatility, which resulted in realized investment losses of $90 million for the three-month period. The decrease for the nine months ended September 30, 2008, was partially offset by investment income generated from the acquisition of Provident Insurance in June 2007.

Insurance losses and loss adjustment expenses totaled $610 million and $1.9 billion for the three months and nine months ended September 30, 2008, respectively, compared to $659 million and $1.8 billion for the three months and nine months ended September 30, 2007, respectively. The decrease for the three-month period was primarily due to a change in product mix and favorable reserve development within our domestic reinsurance business. The increase for the nine-month period was primarily due to growth in our international operations, both organically and through the Provident acquisition, and higher spring and summer weather losses in 2008, which adversely affected our dealer inventory insurance and reinsurance operations. The increase for the nine-month period was partially offset by a change in product mix and reserve development within our domestic reinsurance business.

Acquisition and underwriting expense totaled $433 million and $1.3 billion for the three months and nine months ended September 30, 2008, respectively, compared to $466 million and $1.3 billion for the three months and nine months ended September 30, 2007, respectively. The decrease for the three-month period was primarily due to lower volumes of U.S. business. Activity for the nine-month period remained relatively flat, compared to the same period in 2007.

Other Operations

Other operations experienced a net loss of $414 million and $574 million for the three months and nine months ended September 30, 2008, respectively, compared to a net loss of $6 million and net income of $79 million for the three months and nine months ended September 30, 2007, respectively. The decrease for both periods was primarily due to increased interest expense for corporate activities due to increased borrowings, other-than-temporary impairment recognized on certain investment securities due to adverse market conditions, decreased equity investment income, and expenses related to the repurchase of equity-based compensation awards. The three months and nine months ended September 30, 2008, also included intercompany eliminations of $19 million and $42 million, respectively, related to the extinguishment of ResCap debt, which are ultimately eliminated in consolidation. We experienced equity investment net losses of $8 million and $46 million for the three months and nine months ended September 30, 2008, respectively, compared to net income of $10 million and $71 million for the same periods in 2007. The losses were primarily attributable to the decline in credit market conditions and unfavorable asset revaluations.

Other operations also include the results of our Commercial Finance Group. Our Commercial Finance Group experienced net income of $26 million and $25 million for the three months and nine months ended September 30, 2008, respectively, compared to $16 million and $46 million for the three months and nine months ended September 30, 2007, respectively. The increase for the three-month period was primarily due to a $29 million gain recognized during July 2008 related to the sale of operations in Poland, offset partially by increases in factoring customer loss reserves as a result of the current market pressures on retailers. The decrease for the nine-month period was primarily due to increased interest expense, as a result of higher asset levels and higher interest spreads, unfavorable asset valuation adjustments, and increased customer loss reserves, partially offset by the gain recognized for the sale of operations in Poland. The decrease for the nine months ended September 30, 2008, was also impacted by the absence of a $12 million favorable gain impact recognized during February 2007 related to the sale of certain loans.

Funding and Liquidity

Funding Strategy
Our liquidity and ongoing profitability are largely dependent upon our timely access to capital and the costs associated with raising funds in different segments of the capital markets. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, debt maturities, and unexpected deposit withdrawals. Our primary funding objective is to ensure that we have adequate, reliable access to liquidity throughout all market cycles, including periods of financial distress.

The ongoing stress in the credit markets intensified in the most recent quarter and as a result we have had to realign our priorities regarding our funding strategy. Historically, a key part of our strategy was to regularly access the public markets and to vigilantly manage our funding costs. However, due to market constraints we have had very limited access to public markets financing in 2008 and funding costs have escalated as inter-bank rates and credit spreads have widened. In today’s market, we are managing our liquidity using the following practices:

•	Existing secured funding programs — Over the past several years our strategy has been to maintain a prudent amount of committed credit capacity. Lack of access to the public markets in the current credit environment has resulted in an increased level of utilization across our secured facilities. We maintain access to many of our key secured funding programs beyond 2009, including our whole loan forward flow agreements and our secured revolving credit facility. Also, in September 2008, we extended our funding facility with Citi for one year at $13.8 billion, which includes $3.7 billion that could be made available upon successful syndication of the facility.

•	New secured funding transactions — We continue to actively work on new secured funding transactions in the private market with various lenders both domestically and internationally. These transactions are in various stages of development.

•	GMAC Bank — In July 2008, the Federal Deposit Insurance Corporation (FDIC) granted a 10-year extension of GMAC Bank’s current ownership structure by extending the existing disposition requirement that was established in connection with the Sale Transactions. As a regulated financial institution, GMAC Bank has access to funding through Federal Home Loan Bank (FHLB) advances and brokered certificates of deposit. GMAC Bank continues to grow and is becoming a more prominent part of our funding strategy. The deposit base has grown from $12.8 billion at December 31, 2007, to $17.7 billion at September 30, 2008. As a regulated entity, GMAC Bank is subject to significant restrictions on transactions with, or providing any financial support to, any affiliate, including GMAC or any of its subsidiaries.

•	Reduced asset originations — While GMAC Bank is becoming a more prominent source of funding for the Company, we are still heavily reliant on funding from the capital markets as well as our credit providers. Our access to the capital markets has been extremely limited in 2008 compared to past years, and, as a result, we have increased the utilization of our committed credit facilities. Given the constraints on our funding capacity, we have adjusted our loan originations accordingly. In October 2008, we implemented a more conservative purchase policy for consumer auto financing in the United States as a result of the lack of stability in the global capital and credit markets. The changes included limiting purchases to contracts with a credit score of 700 or above. Additionally, we are restricting contracts with higher advance rates and longer terms. Similar actions are being taken internationally.

•	Participation in Governmental Relief Packages —

–	On September 11, 2008, the automotive division of GMAC Bank was granted access to the Federal Reserve’s Discount Window and Term Auction Facility (TAF). The Discount Window is the primary credit facility under which the Federal Reserve extends collateralized loans to depository institutions at terms from overnight up to ninety days. The TAF program auctions a pre-announced quantity of collateralized credit starting with a minimum bid for term funds of 28-day or 84-day maturity. The automotive division of GMAC Bank has pledged $5.2 billion of automotive loans and leasing financings to participate in the Discount Window and TAF program at varying collateral requirements. At September 30, 2008, GMAC Bank had no outstanding borrowings under these programs with unused capacity of $4.1 billion.

–	We applied, were approved, and began selling asset-backed commercial paper to the Federal Reserve’s Commercial Paper Funding Facility (CPFF) that went into effect on October 27, 2008.

–	We are currently in discussions with the Federal Reserve for approval to become a bank holding company under the Bank Holding Company Act. As a bank holding company, we would expect to have expanded opportunities for funding and access to capital. If we submit a formal application and the application is approved, we would become subject to the consolidated supervision and regulation of the Federal Reserve and would also be subject to the Federal Reserve’s risk-based and leverage capital requirements and information reporting requirements for bank holding companies. If we were to become a bank holding company, GMAC Bank would continue to be subject to Sections 23A and 23B of the Federal Reserve Act, which currently restrict GMAC Bank’s ability to lend to affiliates, purchase assets from them, or enter into certain other affiliate transactions, including any entity that directly or indirectly controls or is under common control with GMAC Bank.

Recent Funding Developments
Our funding strategy and liquidity position have been adversely affected by the ongoing stress in the credit markets that began in the middle of 2007 and reached unprecedented levels during recent months. The capital markets remain highly volatile, and our access to liquidity has been significantly reduced. These conditions, in addition to the reduction in our credit ratings, have resulted in increased borrowing costs and our inability to access the unsecured debt markets in a cost-effective manner. Furthermore, we have regular renewals of outstanding bank loans and credit facilities. Although our material committed facilities due to mature in the third quarter were renewed, albeit at revised terms, some facilities have not renewed placing additional pressure on our liquidity position. Our inability to renew the remaining loans and facilities as they mature could have a further negative impact on our liquidity position. We also have significant maturities of unsecured notes each year. In addition, a significant portion of our customers are those of GM, GM dealers, and GM-related employees. As a result, a significant adverse change in GM’s business or financial position could have an adverse effect on our profitability and financial condition.

Our business continues to be affected by these conditions and has led us to take several actions to manage resources during this volatile environment. Certain of these steps have included the following: aligning automotive originations with available committed funding sources in the United States and abroad; streamlining operations to suit the current business plans; growing GMAC Bank within applicable regulatory guidelines; reducing risk in the balance sheet; and divesting select non-core operations. We are also focused on pursuing strategies to increase flexibility and access to liquidity with the primary focus of continuing to support automotive dealers and customers. Ongoing initiatives include participating in the Federal Reserve’s commercial paper purchase program through the company’s asset-backed conduit, New Center Asset Trust (NCAT), and evaluating the use of other government programs, such as the Troubled Asset Relief Program. Furthermore, we are engaging in discussions with federal regulatory authorities regarding bank holding company status. We also may commence a private offer to exchange a significant amount of outstanding indebtedness for a reduced principal amount of new indebtedness. If unanticipated market factors emerge or GMAC is unable to successfully execute some or all of its current plans, it could have a material adverse effect on our liquidity, operations, and/or financial position.

We have recently taken the following additional actions intended to improve liquidity and support the capital structure of ResCap:

•	During the second quarter of 2008, Cerberus committed to purchase certain assets at ResCap’s option consisting of performing and nonperforming mortgage loans, mortgage-backed securities, and other assets for net cash proceeds of $300 million. During the third quarter, the following transactions were completed with Cerberus:

–	On July 14 and 15, 2008, ResCap, through its consolidated subsidiary, GMAC Mortgage LLC (GMAC Mortgage), agreed to sell securitized excess servicing on two populations of loans to Cerberus consisting of $13.8 billion in unpaid principal balance of Freddie Mac loans and $24.8 billion in unpaid principal balance of Fannie Mae loans, capturing $591 million and $982 million of notional interest-only securities, respectively. The sales closed on July 30, 2008, with net proceeds of $175 million to ResCap.

–	On September 30, 2008, ResCap completed the sale of certain of its model home assets to MHPool Holdings LLC (MHPool Holdings), an affiliate of Cerberus, for cash consideration consisting of approximately $80 million, subject to certain adjustments, primarily relating to the sales of homes between June 20, 2008, and September 30, 2008, resulting in a net purchase price from MHPool Holdings of approximately $59 million.

•	On September 30, 2008, we contributed ResCap notes that we had previously purchased in open-market transactions with a face amount of $93 million and a fair value of approximately $51 million. Accordingly, ResCap recorded a capital contribution for our purchase price of $51 million and a gain of $42 million on extinguishment of debt representing the difference between the carrying value and GMAC’s fair market value purchase price. In addition, we forgave $3 million of accrued interest related to these notes increasing the total capital contribution to $54 million.

•	On September 30, 2008, we also forgave debt outstanding of $102 million under the loan and security agreement (the GMAC Secured MSR Facility) with Residential Funding Corporation LLC (RFC) and GMAC Mortgage. The debt forgiveness reduces the overall GMAC Secured MSR Facility indebtedness. This facility was due to mature on October 17, 2008. Subsequent to September 30, 2008, the GMAC Secured MSR Facility matured and was renewed to May 1, 2009, with additional amendments to the original terms most notably the advance rates reduced from 85.0% to 76.6% and the reduction of the amount of GMAC’s lending commitment by $84 million as of October 17, 2008, with a subsequent commitment reduction of $84 million effective as of October 22, 2008, and further commitment reductions equal to $102 million representing the outstanding indebtedness forgiven by GMAC on September 30, 2008, as a contribution of capital to ResCap and its subsidiaries.

•	On July 31, 2008, ResCap and GMAC finalized the Resort Finance Sale Agreement pursuant to which GMAC Commercial Finance LLC (GMACCF) acquired 100% of ResCap’s Resort Finance business for a cash purchase price equal to the fair market value of the business. On June 3, 2008, ResCap received an initial deposit of $250 million representing estimated net proceeds related to this transaction. Upon final pricing and execution of the sale, ResCap was required to repay a portion of the initial deposit to GMACCF in the amount of $154 million representing the difference between the deposit it had received and the valuation.

•	Under the Receivables Factoring Facility, GMACCF has purchased an additional $167 million face amount of receivables from ResCap during the three months ended September 30, 2008 ($754 million of purchases since June 17, 2008), with cash proceeds from all the sales to date totaling $641 million. ResCap recorded a cumulative net loss of $113 million related to these transactions for the nine months ended September 30, 2008.

•	On October 31, 2008, the GMAC Board of Directors approved forgiveness of ResCap’s debt related to the GMAC Secured MSR Facility equal to the amount required to maintain a consolidated tangible net worth, as defined, of $350 million as of October 31, 2008. As a result of this debt forgiveness, ResCap will remain in compliance with its credit facility financial covenants as of October 31, 2008, which requires ResCap to maintain a monthly consolidated tangible net worth of $250 million, among other requirements. For this purpose, consolidated tangible net worth is defined as ResCap’s consolidated equity, excluding intangible assets and equity in GMAC Bank to the extent included in ResCap’s consolidated balance sheet.

Even with the implementation of the actions described above, ResCap remains heavily dependent on GMAC and its affiliates for funding and there can be no assurance that GMAC or its affiliates will continue such actions.

ResCap remains highly leveraged relative to its cash flow and continues to recognize substantial losses resulting in a significant deterioration in capital. During the third quarter of 2008, ResCap’s consolidated tangible net worth, as defined, fell below $1.0 billion giving Fannie Mae the right to pursue certain remedies under the master agreement and contract between GMAC Mortgage, LLC, its consolidated subsidiary, and Fannie Mae. In light of the decline in ResCap’s consolidated tangible net worth, as defined, Fannie Mae has requested additional security for some of ResCap’s potential obligations under its agreements with them. ResCap has reached an agreement in principle with Fannie Mae, under the terms of which ResCap will provide them additional collateral valued at $200 million, and agree to sell and transfer the servicing on mortgage loans having an unpaid principal balance of approximately $12.7 billion, or approximately 9% of the total principal balance of loans ResCap services for them. Fannie Mae has indicated that in return for these actions, they will agree to forbear, until January 31, 2009, from exercising contractual remedies otherwise available due to the decline in consolidated tangible net worth, as defined. Actions based on these remedies could have included, among other things, reducing ResCap’s ability to sell loans to them, reducing its capacity to service loans for them, or requiring it to transfer servicing of loans ResCap services for them. Management believes that selling the servicing related to the loans described above will have an incremental positive impact on ResCap’s liquidity and overall cost of servicing, since it will no longer be required to advance delinquent payments on those loans. Meeting Fannie Mae’s collateral request will have a negative impact on ResCap’s liquidity. Moreover, if Fannie Mae deems ResCap’s consolidated tangible net worth, as defined, to be inadequate following the expiration of the forbearance period referred to above, and if Fannie Mae then determines to exercise their contractual remedies as described above, it would adversely affect our profitability and financial condition. There continues to be a risk that ResCap will not be able to meet its debt service obligations, default on its financial debt covenants due to insufficient capital, and/or be in a negative liquidity position in 2008. As a result, there is substantial doubt about its ability to continue operating as a going concern.

ResCap actively manages its liquidity and capital positions and is continually working on initiatives to address its debt covenant compliance and liquidity needs, including debt maturing in the next twelve months and the identified risks and uncertainties. The accompanying Condensed Consolidated Financial Statements were prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

ResCap’s initiatives include, but are not limited to, the following: continue to work with all of its key credit providers to optimize all available liquidity options; continued reduction of assets and other restructuring activities; focused production on government and prime conforming products; exploration of potential alliances, joint ventures, and other transactions with third parties; pursuit of possible liquidity and capital benefits from the TARP; and continued exploration of opportunities for funding and capital support from GMAC and its affiliates. Most of these initiatives are outside of ResCap control resulting in an increased uncertainty to their successful execution.

If additional financing or capital were to be obtained from GMAC, its affiliates, and/or third parties, the terms may contain covenants that restrict ResCap’s freedom to operate its business. Additionally, ResCap’s ability to participate in any governmental investment program or the TARP, either directly or indirectly through GMAC, is unknown at this time.

In light of ResCap’s liquidity and capital needs, combined with volatile conditions in the marketplace, there is substantial doubt about ResCap’s ability to operate as a going concern. If GMAC no longer continues to support the capital or liquidity needs of ResCap or ResCap is unable to successfully execute its other initiatives, it would have a material adverse effect on ResCap’s business, results of operations, and financial position.

GMAC Bank Matters
In connection with the change of control of GMAC Bank that resulted from the Sale Transactions, the FDIC required each of Cerberus FIM, LLC; Cerberus FIM Investors, LLC; and FIM Holdings LLC (collectively, the FIM Entities), to enter into a two-year disposition agreement. That agreement required, among other things, the FIM Entities to complete, by no later than November 30, 2008, one of the following actions: (1) become registered with the appropriate federal banking agency as a depository institution holding company pursuant to the Bank Holding Company Act or the Home Owners’ Loan Act; (2) divest control of GMAC Bank to one or more persons or entities other than prohibited transferees; (3) terminate GMAC Bank’s status as an FDIC-insured depository institution; or (4) obtain from the FDIC a waiver of the requirements set forth in this sentence on the ground that applicable law and FDIC policy permit similarly situated companies to acquire control of FDIC-insured industrial banks. On July 15, 2008, the FDIC granted a 10-year extension of the disposition requirement. Pursuant to the extension, the FIM Entities have until November 30, 2018, to complete one of the four actions enumerated above. Certain agreements were entered into in connection with this extension. The agreements included a Parent Company Agreement (the PA) among GMAC, the FIM Entities, IB Finance Holding Company, LLC, GMAC Bank, and the FDIC. The PA requires GMAC to maintain its capital at a level such that the ratio of its total equity to total assets is at least 5%. The PA defines

“total equity” and “total assets” as total equity and total assets, respectively, as reported on our consolidated balance sheet in its quarterly and annual reports filed with the SEC. In the event that our ratio of total equity to total assets falls below 5%, the PA requires us to submit a plan to restore compliance. On October 30, 2008, we notified the FDIC that the ratio of our total equity to total assets was 4.38% and that we would submit a plan to restore compliance in accordance with the PA.

Cash Flows
Net cash provided by operating activities was $10.3 billion for the nine months ended September 30, 2008, compared to $5.4 billion for the same period in 2007. Net cash used by operating activities primarily includes cash used for the origination and purchase of certain mortgage and automotive loans held-for-sale and the cash proceeds from the sales of and principal repayments on such loans. Our ability to originate and sell mortgage loans at previously experienced volumes has been hindered by the continued depressed U.S. housing market and certain foreign mortgage and capital markets. These conditions contributed to an increase in net cash flow from operating activities as cash inflows from collections and sales of mortgage and automotive loans held-for-sale outpaced cash outflows from origination and purchases of new loans.

Net cash provided by investing activities was $3.5 billion for the first nine months ended September 30, 2008, compared to $11.5 billion for the same period in 2007. Considering the impact of sales activity, net cash flows associated with loans and finance receivables held-for-investment decreased approximately $18.7 billion during the nine months ended September 30, 2008, compared to the same period in 2007. This decrease in cash was partially offset by an increase in cash from proceeds from sales and maturities of available-for-sale investment securities, net of purchases, of $6.1 billion and lower net cash outflows from operating lease activities of $5.2 billion in the first nine months of 2008 compared to the same period a year ago.

Net cash used in financing activities for the nine months ended September 30, 2008, totaled $18.2 billion, compared to $8.3 billion for the same period in 2007. This change was largely related to lower levels of cash provided from issuing long-term debt and a $7.1 billion increase in net cash outflows to pay down short-term debt during the nine months ended September 30, 2008, compared to the same period in 2007. These decreases in cash from financing activities were partially offset by increases in certificate and brokered deposit balances as part of our diversified funding strategy and lower levels of cash used to pay down long-term debt.

Funding Sources
The following table summarizes debt and other sources of funding by source and the amount outstanding under each category for the periods shown.

	Outstanding
	September 30,	December 31,
($ in millions)	2008	2007

Commercial paper	$674	$1,439
Institutional term debt	41,929	61,457
Retail debt programs	21,526	26,175
Secured financings (a)	88,019	90,809
Bank loans and other	8,123	12,697

Total debt (b)	$160,271	$192,577

Bank deposits (c)	$17,289	$13,708

Off-balance sheet securitizations:
Retail finance receivables	$13,906	$14,328
Wholesale loans	8,185	16,813
Mortgage loans	126,642	136,108

Total off-balance sheet securitizations	$148,733	$167,249

(a)     Includes securitization transactions that are accounted for on-balance sheet as secured financings totaling $62,504 million and $60,898 million at September 30, 2008, and December 31, 2007, respectively.

(b) Excludes fair value adjustment as described in Note 13 to our Condensed Consolidated Financial Statements.
(c) Includes consumer and commercial bank deposits and dealer wholesale deposits.

Short-term Debt
We obtain short-term funding from the sale of floating-rate demand notes under a program referred to as GMAC LLC Demand Notes. These notes can be redeemed at any time at the option of the holder thereof without restriction. Our domestic and international unsecured and secured commercial paper programs also provide short-term funding, as do short-term bank loans. Renewing our short-term debt maturities, particularly unsecured debt, including Demand Notes, has been more challenging this quarter due to the heightened credit market turmoil. Demand Notes outstanding decreased by $1.8 billion during the three months ended September 30, 2008. As of September 30, 2008, we had $19.0 billion in short-term debt outstanding, a decline of $14.8 billion from December 31, 2007. Refer to Note 8 to our Condensed Consolidated Financial Statements for additional information about our outstanding short-term debt.

Long-term Debt
Historically, the unsecured debt markets were a key source of long-term financing for us. However, given our current ratings profile and market environment, we have been unable to access the unsecured debt markets. During the nine months ended September 30, 2008, we did not issue unsecured long-term debt in the capital markets.

The following table presents the scheduled maturity of unsecured long-term debt at September 30, 2008, assuming that no early redemptions occur.

	Global Automotive
Year ended December 31, ($ in millions)	Finance operations (a)	ResCap	Total

2008	$1,520	$275	$1,795
2009	12,178	621	12,799
2010	6,946	1,806	8,752
2011	12,079	225	12,304
2012	5,643	421	6,064
2013 and thereafter	18,238	1,180	19,418

Total unsecured long-term debt (b)	$56,604	$4,528	$61,132

(a) Consists of debt we or our subsidiaries incur to finance our Global Automotive Finance operations.
(b) Debt issues totaling $13.9 billion are redeemable at or above par, at our option, anytime prior to the scheduled maturity dates, the latest of which is November 2049.

Secured Financings and Off-balance Sheet Securitizations
For the first nine months of 2008, more than 97% of our North American Automotive Finance operations volume was funded through secured funding arrangements or automotive whole-loan sales. In the three months ended September 30, 2008, our North American Automotive Finance operations executed approximately $4.0 billion in automotive whole-loan sales and off-balance sheet securitizations. In addition, our North American Automotive Finance operations executed approximately $5.3 billion in secured funding during the quarter. Our International Automotive Finance operations funds approximately 32% of its operations through securitizations and other forms of secured funding.

ResCap utilizes committed and uncommitted secured facilities to fund inventories of mortgage loans held-for-investment, mortgage loans held-for-sale, lending receivables, mortgage servicing cash flows, and securities. These facilities provide funding for residential mortgage loans prior to their subsequent sale or securitization. Although unused capacity exists under the secured committed facilities, use of such capacity is conditioned upon certain collateral eligibility requirements and, as a result, access to such capacity under these facilities may be limited. The unused capacity on the committed secured facilities can be utilized only upon pledge of eligible assets that ResCap may not currently have available or the capacity can provide funding for future asset acquisitions. ResCap also utilizes off-balance sheet financings. ResCap’s total off-balance sheet financings outstanding were $127 billion as of September 30, 2008, and $136 billion as of December 31, 2007. A significant portion of off-balance sheet financing relates to securitizations issued in off-balance sheet trusts.

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

The total estimated amount of Dutch and German bonds subject to these servicer obligations is approximately $7.6 billion beginning in 2009 through 2019. The estimated obligation considers contractual amortization, prepayments, and defaults among other management assumptions. The portion that is exercisable prior to December 31, 2009 and 2010, is 1.1% of the total and 6.5% of the total, respectively. Approximately 70.3% of the total estimated bonds are eligible for this servicer obligation beginning in 2013 and after.

The total estimated amount of Australian bonds subject to these servicer obligations is approximately $88 million, all of which are exercisable in 2011.

The following table summarizes assets that are restricted as collateral for the payment of related debt obligations. These restrictions primarily arise from securitization transactions accounted for as secured borrowings and repurchase agreements. Excluded from the table is $3.3 billion of assets used to support certain global funding facilities. This support has been provided by transferring these assets to a wholly owned subsidiary of GMAC, which then provides a guarantee in favor of lenders under certain funding facilities.

	September 30, 2008		December 31, 2007
		Related secured		Related secured
($ in millions)	Assets (a)	debt (b)	Assets	debt (a)

Loans held-for-sale	$4,499	$1,819	$10,437	$6,765
Mortgage assets held-for-investment and lending receivables	38,490	19,576	45,534	33,911
Retail automotive finance receivables	30,483	23,044	23,079	19,094
Commercial automotive finance receivables	15,910	12,011	10,092	7,709
Investment securities	817	725	880	788
Investment in operating leases, net	25,259	19,691	20,107	17,926
Real estate investments and other assets	20,448	11,153	14,429	4,616

Total	$135,906	$88,019	$124,558	$90,809

(a) GMAC has a senior position on certain assets pledged by ResCap with subordinate positions held by GM, affiliates of Cerberus, and ultimately some third parties.
(b)     Included as part of secured debt are repurchase agreements of $1.5 billion and $3.6 billion through which we have pledged assets as collateral at September 30, 2008, and December 31, 2007, respectively.

Bank Deposits
We accept commercial and consumer deposits through GMAC Bank in the United States. As of September 30, 2008, GMAC Bank had approximately $17.7 billion of deposits, compared to $12.8 billion as of December 31, 2007. Deposits are an efficient and cost-effective source of funding for us so we have been offering competitive rates in an effort to increase our deposit levels. We also have banking operations in Argentina, Brazil, Colombia, France, Germany, and Poland that fund automotive assets.

Funding Facilities
The following tables highlight credit capacity under our secured and unsecured funding facilities as of September 30, 2008, and December 31, 2007. We utilize both committed and uncommitted credit facilities.

Unsecured Funding Facilities
The following table summarizes our unsecured committed capacity as of September 30, 2008, and December 31, 2007.

Unsecured committed facilities
	September 30, 2008			December 31, 2007
		Unused	Total		Unused	Total
($ in billions)	Outstanding	capacity	capacity	Outstanding	capacity	capacity

Global Automotive Finance operations:
North American operations
Revolving credit facility – 364 day	$—	$—	$—	$—	$3.0	$3.0
Revolving credit facility – multiyear	0.5	—	0.5	—	3.0	3.0
Bank lines	0.5	—	0.5	0.8	0.2	1.0
International operations
Bank lines	1.0	0.1	1.1	1.1	0.8	1.9

Total Global Automotive Finance operations	2.0	0.1	2.1	1.9	7.0	8.9

ResCap:
Revolving credit facility – 364 day	—	—	—	—	0.9	0.9
Revolving credit facility – multiyear	—	—	—	—	0.9	0.9
Bank term loan	—	—	—	1.8	—	1.8

Total ResCap	—	—	—	1.8	1.8	3.6

Other:
Commercial Finance operations	—	—	—	—	0.1	0.1

Total Other	—	—	—	—	0.1	0.1

Total	$2.0	$0.1	$2.1	$3.7	$8.9	$12.6

Revolving credit facilities — As of December 31, 2007, we had four unsecured syndicated bank facilities totaling approximately $7.8 billion. GMAC had a $3.0 billion 364-day facility maturing in June 2008 and a $3.0 billion five-year term facility maturing June 2012. ResCap had an $875 million 364-day facility maturing June 2008 and an $875 million three-year term facility maturing June 2010. In June 2008, lenders in the GMAC and ResCap unsecured revolving credit facilities were given the option of transferring their existing credit commitments to a new GMAC secured revolving credit facility at a multiple of their existing commitment amount. Of the 38 banks given this option, 30 of them, composing over 90% of the existing commitment amounts, exercised this option. All of the ResCap lenders opted to transfer their commitments, while some GMAC lenders chose not to transfer their commitments; therefore, they remained in the existing GMAC five-year term facility with amended terms and conditions. The remaining commitments total $486 million and are available until June 2012. As of September 30, 2008, the five-year term facility was fully drawn.

Bank lines — As of September 30, 2008, we maintained $521 million in committed unsecured bank facilities in Canada and $1.1 billion in International operations, primarily in Europe.

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

The following table summarizes our unsecured uncommitted capacity as of September 30, 2008, and December 31, 2007. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them.

Unsecured uncommitted facilities
	September 30, 2008			December 31, 2007
		Unused	Total		Unused	Total
($ in billions)	Outstanding	capacity	capacity	Outstanding	capacity	capacity

Global Automotive Finance operations:
International operations
Lines of credit – Europe	$2.2	$—	$2.2	$4.7	$0.4	$5.1
Lines of credit – Latin America	1.9	0.1	2.0	2.2	0.7	2.9
Lines of credit – Asia Pacific	0.2	—	0.2	0.4	0.1	0.5

Total Global Automotive Finance operations	4.3	0.1	4.4	7.3	1.2	8.5

ResCap:
Lines of credit	0.1	0.1	0.2	0.3	—	0.3
GMAC Bank – Fed Funds	—	0.2	0.2	—	0.2	0.2
Other	—	—	—	0.1	—	0.1

Total ResCap	0.1	0.3	0.4	0.4	0.2	0.6

Other:
Commercial Finance operations	—	—	—	0.2	—	0.2

Total	$4.4	$0.4	$4.8	$7.9	$1.4	$9.3

Global Automotive Finance lines of credit — Our International operations utilize credit lines from local banks and local branches of multinational financial institutions. The lines generally have a documented credit limit to establish total capacity, but lenders are not obligated to fulfill loan requests if there is unutilized capacity. Also, lenders are not obligated to renew outstanding loans when they mature. The outstanding loans under these credit lines tend to be short-term in nature and therefore are renewed throughout the year. These credit lines are typically supported by a parent guarantee from GMAC LLC. As of September 30, 2008, our nonconsolidated Chinese affiliate (GMAC-SAIC Automotive Finance Company Limited) had $1.6 billion of bank line capacity and $1.0 billion outstanding which is not included in the table above.

ResCap lines of credit — ResCap’s lines of credit are used for general working capital purposes and have short-term maturities.

Secured Funding Facilities
The following table shows the current capacity and potential capacity under our secured committed facilities as of September 30, 2008, and December 31, 2007. Current capacity represents funding capacity that is available upon request as excess collateral resides in certain facilities. The potential capacity on the committed secured facilities can be utilized only upon the pledge of eligible assets.

Secured committed facilities
	September 30, 2008				December 31, 2007
		Current	Potential	Total		Current	Potential	Total
($ in billions)	Outstanding	capacity (a)	capacity (b)	capacity	Outstanding	capacity (a)	capacity (b)	capacity

Global Automotive Finance operations:
North American operations
Syndicated facilities (c)	$14.1	$0.4	$12.8	$27.3	$—	$—	$18.0	$18.0
Bilateral/multilateral bank facilities	19.0	0.1	3.0	22.1	28.5	0.1	3.1	31.7
International operations
Bilateral/multilateral bank facilities	10.5	—	1.3	11.8	10.5	—	1.8	12.3

Total Global Automotive Finance operations	43.6	0.5	17.1	61.2	39.0	0.1	22.9	62.0

ResCap:
Repurchase agreements	0.7	—	2.6	3.3	3.6	—	5.3	8.9
Receivables Lending Agreement (RLA) / Mortgage Asset Lending Agreement (MALA)	—	—	—	—	0.3	—	8.4	8.7
Facilities for construction lending receivables	0.7	—	—	0.7	1.8	—	0.1	1.9
Facilities for mortgage servicing rights	1.2	—	0.6	1.8	1.5	—	0.6	2.1
Other	3.3	—	0.5	3.8	8.6	—	3.0	11.6

Total ResCap	5.9	—	3.7	9.6	15.8	—	17.4	33.2

Other:
Commercial Finance operations	2.5	—	0.7	3.2	2.1	—	1.6	3.7
Insurance operations	—	—	0.1	0.1	—	—	0.1	0.1

Total Other	2.5	—	0.8	3.3	2.1	—	1.7	3.8

Total	$52.0	$0.5	$21.6	$74.1	$56.9	$0.1	$42.0	$99.0

Whole-loan flow agreements	$—	$—	$20.8	$20.8	$—	$—	$37.4	$37.4

Total commitments (d)	$52.0	$0.5	$42.4	$94.9	$56.9	$0.1	$79.4	$136.4

(a) Funding is generally available upon request as excess collateral resides in certain facilities.
(b) Funding is generally available to the extent incremental collateral is contributed to the facilities.
(c)     Potential capacity includes undrawn credit commitments that serve as backup liquidity to support our asset-backed commercial paper program (NCAT). There was $9.0 billion and $12.0 billion of potential capacity that was supporting $5.9 billion and $6.9 billion of outstanding NCAT commercial paper as of September 30, 2008 and December 31, 2007 respectively. The NCAT commercial paper outstanding is not included in our Condensed Consolidated Balance Sheets.

(d) Excludes portion of bilateral secured facility that is available only upon syndication.

Syndicated Facilities — These are facilities that include 10 or more banks in the syndicate group. The primary syndicated facilities include the following:

•	NCAT and TACN — New Center Asset Trust (NCAT) is a special-purpose entity administered by us for the purpose of funding assets as part of our securitization funding programs. This entity funds assets primarily through the issuance of asset-backed commercial paper. The total capacity represents credit commitments that serve as backup liquidity to support the outstanding commercial paper. In June 2008, we added a feature to this program that allows us to transfer NCAT credit commitments to another secured facility, Total Asset Collateralized Notes LLC (TACN), which is bank funded. The purpose of this feature is to give us the flexibility to more efficiently utilize our credit commitments and ensure access to liquidity in the event of market disruptions in the asset-backed commercial paper market. At September 30, 2008, NCAT had commercial paper outstanding of $5.9 billion, which is not included in our Condensed Consolidated Balance Sheets. A total of $1.0 billion of NCAT commitments have been transferred to TACN. As of September 30, 2008, there was $655 million outstanding under TACN. Total capacity for NCAT and TACN combined was $10.0 billion as of September 30, 2008.

•	Secured Revolving Credit Facility — In June 2008, we entered into a new secured revolving credit facility with capacity of $11.4 billion. This facility is secured by U.S. and Canadian automotive finance assets, and the borrowers under the facility are structured as bankruptcy remote special-purpose entities. Capacity under this facility declines to $7.9 billion after two years and ultimately matures in June 2011.

This facility includes a leverage ratio covenant that requires our reporting segments, excluding the ResCap reporting segment, to have a ratio of consolidated borrowed funds to consolidated net worth not to exceed 11.0:1. For purposes of this calculation, the numerator is our total debt on a consolidated basis (excluding obligations of bankruptcy-remote special-purpose entities), less the total debt of the ResCap reporting segment in our consolidated balance sheet (excluding obligations of bankruptcy-remote special-purpose entities). The denominator is our consolidated net worth less ResCap’s consolidated net worth and certain extensions of credit from us to ResCap. As of September 30, 2008, the leverage ratio was 10.0:1. The following table summarizes the calculation of the leverage ratio covenant.

September 30, 2008		Less:	Adjusted
($ in millions)	GMAC LLC	ResCap	leverage metrics

Consolidated borrowed funds:
Total debt	$160,631	$42,043	$118,588
Less:
Obligations of bankruptcy-remote SPEs	(62,504)	(7,009)	(55,495)
Intersegment eliminations	—	(5,974)	5,974

Consolidated borrowed funds used for leverage ratio	98,127	29,060	69,067

Consolidated net worth used for leverage ratio	9,248	2,315	6,933

Leverage ratio (a)			10.0

(a)     We remain subject to a leverage ratio as previously calculated prior to the new June 2008 secured revolving credit facility, but on significantly reduced debt balances relative to prior periods. As of September 30, 2008, the leverage ratio as calculated based on the previous methodology was 10.6:1.

•	Variable note funding facility — This facility is available to fund U.S. dealer floor plan receivables at all times, including in the event of GM filing for Chapter 11 bankruptcy reorganization. The facility has two separate maturity dates with $3.0 billion coming due in March 2009 and another $3.0 billion coming due in March 2010.

Global Automotive Finance operations secured facilities (North American and International operations) — These are primarily private securitization facilities that permanently fund a specific pool of assets. Many of the facilities are revolving; therefore, they allow for the funding of additional assets during the commitment period, usually 364 days. Internationally, there are also secured bank lines that provided $1.3 billion of total capacity at September 30, 2008.

Bilateral secured facility — Effective September 11, 2008, we renewed a funding facility with Citi under which we could have access to funding of up to $13.8 billion for a variety of automotive assets and mortgage assets. The amount available for immediate funding is $10.1 billion, while the additional $3.7 billion would be made available upon successful syndication of the facility. The availability under the facility is now allocated to specific business lines whereas previously the facility had provided more flexibility regarding the allocation of credit capacity. As of September 11, 2008, there was $10.6 billion allocated to fund automotive assets, while Commercial Finance and ResCap had committed credit capacity of $1.7 billion and $1.5 billion respectively.

ResCap facilities — In June 2008, ResCap reached agreements to amend substantially all of its secured bilateral facilities (repurchase agreements, facilities for mortgage servicing rights, and others) thus extending the maturities of these facilities from various dates in 2008 to May and June 2009.

Prior to June 2008, certain of ResCap’s credit facilities contained a financial covenant, among other covenants, requiring it to maintain a minimum consolidated tangible net worth (as defined in each respective agreement) as of the end of each fiscal quarter. The most restrictive provision in these credit agreements required a minimum tangible net worth of $5.4 billion. After June 2008, and the completion of ResCap’s debt refinancing, this financial covenant was removed from all agreements that had contained it. ResCap complied with these provisions up to the date it renegotiated its debt obligations.

Certain of these renegotiated credit facilities contain financial covenants, among other covenants, requiring ResCap to maintain consolidated tangible net worth of $250 million as of the end of each month and consolidated liquidity of $750 million, subject to applicable grace periods. For these purposes, consolidated tangible net worth means consolidated equity excluding intangible assets and any equity in GMAC Bank to the extent included in ResCap’s consolidated balance sheet, and consolidated liquidity is defined as consolidated cash and cash equivalents excluding cash and cash equivalents of GMAC Bank to the extent included in ResCap’s consolidated balance sheet. These financial covenants are also included in certain of ResCap’s bilateral facilities. In addition, certain of ResCap’s facilities are subject to sequential declines in advance rates if its consolidated tangible net worth falls below $1.5 billion, $1.0 billion, and $0.5 billion, respectively.

As of September 30, 2008, ResCap held consolidated tangible net worth of $350 million, as defined, and remained in compliance with the most restrictive consolidated tangible net worth covenant minimum of $250 million. In addition, ResCap complied with its consolidated liquidity requirement of $750 million.

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

RLA and MALA — RLA and MALA facilities were terminated during the second quarter of 2008. Prior to the termination, the decline in borrowings under these facilities reflect ResCap’s decision in 2007 to restrict warehouse-lending activities and nontraditional mortgage originations as well as continuing disruptions in the asset-backed commercial paper market (which made borrowings under this facility less available and more expensive).

Other — Other secured facilities include certain facilities to fund mortgage loans prior to their sale or securitization. Internationally, this includes $2.4 billion of liquidity commitments to fund loans in the United Kingdom; $151 million of liquidity commitments to fund loans originated in the Netherlands, Germany, and Spain; and a $212 million liquidity commitment to fund loans in Australia. On September 26, 2008, the size of one of the international aggregation facilities in the United Kingdom was reduced to $2.2 billion from $4.3 billion in recognition of reduced funding needs. Domestically, secured facilities to fund mortgage servicing advances had capacity of $700 million as of September 30, 2008.

Commercial Finance operations — Maintains conduits to fund trade receivables and includes credit capacity of $1.7 billion under the bilateral secured facility with Citi.

Whole-loan forward flow agreements — These represent commitments to purchase U.S. automotive retail assets. One of our long-term strategic financing agreements includes a commitment from a financial institution to purchase up to $10.0 billion of U.S. retail auto finance contracts every year through June 2010. There is $16.0 billion of capacity under this funding arrangement as of September 30, 2008. Our other long-term strategic financing agreement provides funding of up to $4.8 billion through October 2010.

The following table shows the current capacity and potential capacity under our secured uncommitted facilities as of September 30, 2008, and December 31, 2007. Current capacity represents funding capacity that is available upon request as excess collateral resides in certain facilities. The potential capacity on the committed secured facilities can be utilized only upon pledge of eligible assets. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them.

Secured uncommitted facilities
	As of September 30, 2008				As of December 31, 2007
		Current	Potential	Total		Current	Potential	Total
($ in billions)	Outstanding	capacity (a)	capacity (b)	capacity	Outstanding	capacity (a)	capacity (b)	capacity

Global Automotive Finance operations:
North American operations
Federal Reserve Board advances	$—	$—	$4.1	$4.1	$—	$—	$—	$—
International operations
Bilateral/multilateral bank facilities	0.2	0.1	—	0.3	—	—	—	—

Total Global Automotive Finance operations	0.2	0.1	4.1	4.4	—	—	—	—

ResCap:
FHLB advances	10.5	—	0.3	10.8	11.3	—	1.3	12.6
Repurchase agreements	—	—	0.1	0.1	0.4	—	7.4	7.8
Other	0.1	—	—	0.1	0.4	—	0.8	1.2

Total ResCap	10.6	—	0.4	11.0	12.1	—	9.5	21.6

Total	$10.8	$0.1	$4.5	$15.4	$12.1	$—	$9.5	$21.6

(a) Funding is generally available upon request as excess collateral resides in certain facilities.
(b) Funding is generally available to the extent incremental collateral is contributed to the facilities.

Federal Reserve Board advances — On September 11, 2008, the automotive division of GMAC Bank was granted access to the TAF. The Discount Window is the primary credit facility under which the Federal Reserve extends collateralized loans to depository institutions at terms from overnight up to ninety days. The TAF program auctions a pre-announced quantity of collateralized credit starting with a minimum bid for term funds of 28-day or 84-day maturity. The automotive division of GMAC Bank has pledged $5.2 billion of automotive loans and leasing financings to participate in the Discount Window and TAF program at varying collateral requirements. At September 30, 2008, GMAC Bank had no outstanding borrowings under these programs with unused capacity of $4.1 billion.

FHLB Advances — GMAC Bank has entered into an advances agreement with Federal Home Loan Bank (FHLB). Under the agreement, as of September 30, 2008, and December 31, 2007, GMAC Bank had assets pledged and restricted as collateral totaling $32.9 billion and $28.4 billion, respectively, under the FHLB’s existing blanket lien on all GMAC Bank assets. However, the FHLB will allow GMAC Bank to encumber any assets restricted as collateral not needed to collateralize existing FHLB advances. As of September 30, 2008, and December 31, 2007, GMAC Bank had $15.0 billion and $12.8 billion, respectively, of assets pledged under security interest that were not collateralizing FHLB advances and available to be encumbered elsewhere. Subsequent to September 30, 2008, the FHLB updated their guidelines used to determine the capacity for the advances agreement. If these guidelines had been in place on September 30, 2008, the total capacity under the advances agreement would have been $10.4 billion versus the $10.8 billion disclosed in the table above.

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

Rating	Commercial	Senior		Date of
agency	paper	debt	Outlook	last action

Fitch	B	B+	Negative	May 2, 2008 (a)
Moody’s	Not-Prime	Caa1	Review-Negative	October 30, 2008 (b)
S&P	C	CCC	Negative	November 7, 2008 (c)
DBRS	R-5	B	Watch-Negative	October 30, 2008 (d)

(a)     Fitch downgraded our senior debt to B+ from BB, affirmed the commercial paper rating of B, and maintained the outlook at Negative on May 2, 2008. Separately, on May 2, 2008, Fitch lowered our long-term Issuer Default Rating to BB-from BB.

(b) Moody’s downgraded our senior debt to Caa1 from B3, affirmed the commercial paper rating of Not-Prime, and maintained the outlook at Negative on October 30, 2008.
(c) Standard & Poor’s downgraded our senior debt rating to CCC from B− , affirmed the commercial paper rating of C, and changed the outlook to Negative on November 7, 2008.
(d) DBRS affirmed our senior debt rating of B, affirmed the commercial paper rating of R-5, and changed the outlook to Watch-Negative on October 30, 2008.

In addition, ResCap, our indirect wholly owned subsidiary, has ratings (separate from GMAC) from the nationally recognized rating agencies. The following table summarizes ResCap’s current ratings and outlook by the respective agency.

Rating	Commercial	Senior		Date of
agency	paper	debt	Outlook	last action

Fitch	D	D		June 4, 2008 (a)
Moody’s	Not-Prime	Ca	Negative	September 10, 2008 (b)
S&P	C	CC	Negative	November 7, 2008 (c)
DBRS	R-5	C	Negative	November 5, 2008 (d)

(a) Fitch downgraded ResCap’s senior debt to D from C and affirmed the commercial paper rating of C on June 4, 2008.
(b) Moody’s affirmed ResCap’s senior debt rating of Ca, affirmed the commercial paper rating of Not-Prime, and changed the outlook to Under Review-Negative on September 10, 2008.
(c) Standard & Poor’s downgraded ResCap’s senior debt to CC from CCC-, affirmed the commercial paper rating of C, and maintained the outlook at Negative on November 7, 2008.
(d) DBRS downgraded ResCap’s senior debt to C from CC(high), affirmed the commercial paper rating of R-5, and maintained the outlook at Negative on November 5, 2008.

Off-balance Sheet Arrangements

We use off-balance sheet entities as an integral part of our operating and funding activities. For further discussion of our use of off-balance sheet entities, refer to the Off-balance Sheet Arrangements section in our 2007 Annual Report on Form 10-K.

The following table summarizes assets carried off-balance sheet in these entities.

	September 30,	December 31,
($ in billions)	2008	2007

Securitization (a)
Retail finance receivables	$15.5	$15.6
Wholesale loans	9.6	18.4
Mortgage loans	127.4	138.3

Total off-balance sheet activities	$152.5	$172.3

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

Change in Accounting Principle

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 157 applies to assets and liabilities required to be measured at fair value under accounting principles generally accepted in the United States (GAAP). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not required to be measured at fair value under GAAP. If an entity elects fair value for a particular financial instrument under SFAS 159, the fair value measurement is within scope of the measurement and disclosure requirements of SFAS 157.

We follow the fair value hierarchy set forth in Note 13 to the Condensed Consolidated Financial Statements in order to prioritize the data utilized to measure fair value. We strive to obtain quoted market prices in active markets (Level 1 inputs). If Level 1 inputs are not available, we attempt to obtain Level 2 inputs, observable market prices in inactive markets, or we derive the fair value measurement using observable market prices for similar assets or liabilities. When neither Level 1 nor Level 2 inputs are available, we use Level 3 inputs to estimate fair value measurements. The Level 3 inputs are based on, but not limited to, internal valuation models and management’s assumptions related to the type of instrument, the contractual terms of the instrument, and the level of liquidity for the instrument within the market.

We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. As such, there may be reclassifications between hierarchy levels.

At September 30, 2008, approximately 14% of total assets, or $29.0 billion, consisted of financial instruments recorded at fair value. Approximately 51% of the assets reported at fair value were valued using Level 3 inputs. At September 30, 2008, approximately 2% of total liabilities, or $4.1 billion, consisted of financial instruments recorded at fair value. Approximately 80% of the liabilities reported at fair value were valued using Level 3 inputs. See Note 13 to the Condensed Consolidated Financial Statements for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized.

Due to the nature of ResCap’s mortgage banking operations, a large percentage of our fair value assets and liabilities are Level 3. These mortgage banking operations can be broadly described as follows:

•	ResCap enters into interest rate lock commitments with borrowers or mortgage purchase commitments with correspondent lenders and other sellers. These commitments typically are considered derivative instruments under GAAP and are accounted for at fair value. Because of the underlying attributes of these mortgage loan commitments and because they do not trade in any market, these derivatives typically are Level 3 items.

•	ResCap funds or purchases mortgage loans. We have not elected fair value for our mortgage loans held-for-sale portfolio. Rather, these loans are accounted for at lower of cost or fair value under GAAP.

The loans are valued differently depending on the underlying characteristics of the loan. Generally speaking, loans that will be sold to agencies and international loans where recently negotiated market prices for the pool exist with a counterparty are Level 2, while domestic loans that cannot be sold to agencies and delinquent loans are Level 3 due to lack of observable market prices.

•	ResCap ultimately sells its mortgage loans included in the held-for-sale portfolio, either to the agencies, to whole-loan purchasers, or securitization structures. When we sell loans, we typically will retain servicing rights. We have opted to carry our servicing rights at fair value under SFAS No. 156, Accounting for Servicing of Financial Assets. Further, when the loans are sold into off-balance sheet securitizations, we often retain residual interests and/or certain classes of bonds. These retained bonds may include interest-only strips, principal-only securities, or principal and interest-paying bonds (typically the subordinated bonds), all of which are carried at fair value within investment securities on our Condensed Consolidated Balance Sheets. Due to the lack of observable market prices or data, our servicing rights and retained residual interests typically are Level 3 items.

•	ResCap has previously executed securitizations that have not qualified for sale treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The collateral in these securitizations are classified as consumer finance receivables and loans and the related debt is recorded on our Condensed Consolidated Balance Sheets. We have elected fair value for both the collateral and debt in certain of these securitizations. Due to the characteristics of the underlying loan collateral (nonprime and home equities), the collateral and debt are both classified as Level 3. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the fair value election.

We also have certain operations outside our mortgage banking activities that result in our holding Level 3 assets and liabilities. These include on-balance sheet collateralized debt obligation transactions, mortgage- and asset-backed securities, and other financial instruments.

Due to the amount of our assets and liabilities recorded at fair value, our Condensed Consolidated Balance Sheet and our Condensed Consolidated Income Statement can be significantly impacted by fluctuations in market prices. While we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. Beginning in 2007 and continuing into 2008, the global credit markets have experienced severe dislocation. Market demand for asset-backed securities, particularly those backed by mortgage assets, has significantly contracted and in many markets has virtually disappeared. Further, market demand for whole-loan purchases has also contracted. These unprecedented market conditions have adversely impacted us and our competitors. As these market conditions continue, our assets and liabilities are subject to valuation adjustment and changes in the inputs we utilize to measure fair value.

For the three months and nine months ended September 30, 2008, certain recurring changes in the fair value of assets and liabilities have been included in our financial results. As a result of further deterioration in the mortgage market and underlying collateral valuations, we experienced declines in the fair value of our mortgage loans held-for-sale, resulting in significant valuation losses materially impacting our financial results. At the same time, our mortgage loans held-for-investment, which are classified as consumer finance receivables and loans on the Condensed Consolidated Statements of Income, and debt held in our on-balance sheet securitizations, in which we elected the fair value option under SFAS 159, experienced offsetting valuation declines. As the mortgage loan held-for-investment asset declines in value, resulting in losses, the securitized debt declines, resulting in offsetting valuation gains. For the nine months ended, we have additional increases in the fair value of mortgage servicing rights and associated hedging derivatives primarily due to slower prepayment speeds enhancing the value of our mortgage servicing rights and a steeper overall yield curve in the first quarter of 2008, resulting in a positive impact of our hedging activity, and favorable valuation of our mortgage servicing right and derivative assets, partially offset by a projected increase in the cost of servicing that resulted from expected higher delinquencies and loan defaults. The decrease in the fair value of trading securities for the three and nine months ended were substantially attributable to the decline in the fair value of residual interests that continue to be held by us through our off-balance sheet securitizations, resulting from increasing credit losses, rating agency downgrades, declines in value of underlying collateral, market illiquidity, and changes in discount rate assumptions in certain foreign markets.

For the three months and nine months ended September 30, 2008, certain nonrecurring changes in the fair value of assets and liabilities have been included in our financial results. During the three months ended September 30, 2008, a $93 million impairment of vehicle operating leases was recognized by our North American Automotive Finance operations that resulted from a sharp decline in used vehicle prices for trucks in Canada, reducing our expected residual value for these vehicles. When combined with a similar impairment charge recognized during the three months ended June 30, 2008, related to sport-utility vehicles and trucks in the United States and Canada, our North American Automotive Finance operations realized impairment charges on its investment in operating lease assets of $808 million for the nine months ended September 30, 2008. These declines in used vehicle prices are also reflected in the lower of cost of fair value adjustments related to our investment in used vehicles held-for-sale.

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

While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results, and GMAC’s and Residential Capital LLC’s (ResCap) actual results may differ materially due to numerous important factors that are described in Item 1A of our 2007 Annual Report on Form 10-K, as updated by subsequent reports on SEC Forms 10-Q. Such factors include, among others, the following: securing low cost funding for GMAC and ResCap; maintaining the mutually beneficial relationship between GMAC and GM; our ability to maintain an appropriate level of debt; the profitability and financial condition of GM; restrictions on ResCap’s ability to pay dividends to us; recent developments in the residential mortgage and capital markets; continued deterioration in the residual value of off-lease vehicles; the impact on ResCap of the continuing decline in the U.S. housing market; changes in U.S. government-sponsored mortgage programs or disruptions in the markets in which our mortgage subsidiaries operate; disruptions in the markets in which we fund GMAC’s and ResCap’s operations, with resulting negative impact on our liquidity; uncertainty concerning our ability to access federal liquidity programs; changes in our contractual servicing rights; costs and risks associated with litigation; changes in our accounting assumptions that may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings; changes in the credit ratings of ResCap, GMAC, or GM; changes in economic conditions, currency exchange rate, or political stability in the markets in which we operate; and changes in the existing or the adoption of new laws, regulations, policies, or other activities of governments, agencies, and similar organizations.

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

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on our evaluation, GMAC’s Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of September 30, 2008.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within GMAC have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Shareholder Class Actions
In the previously reported case, In re General Motors Corporation Securities and Derivative Litigation, the parties reached an agreement in principle to settle the cases, which requires General Motors to pay specified amounts. The settlement is subject to court approval.

Bondholder Class Actions
With respect to the previously reported litigation consolidated under the caption Zielezienski, et al. v. General Motors Corporation, et al., on March 6, 2008, the U.S. Court of Appeals for the Sixth Circuit affirmed the dismissal of this case by the U.S. District Court for the Eastern District of Michigan. Plaintiffs filed a motion for rehearing. On June 26, 2008, the U.S. Court of Appeals for the Sixth Circuit entered an order granting plaintiffs’ motion for rehearing, but reaffirming the dismissal of plaintiffs’ complaint. Plaintiffs have filed a petition for rehearing en banc, which was denied.

Item 1A. Risk Factors

Other than with respect to the risk factors provided below, there have been no material changes to the Risk Factors described in our 2007 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008, and June 30, 2008.

Risks Related to Our Business
Our business and the businesses of our subsidiaries, including ResCap, require substantial capital, and continued disruption in our funding sources and access to the capital markets could continue to have a material adverse effect on our liquidity and financial condition.

Our liquidity and ongoing profitability are, in large part, dependent upon our timely access to capital and the costs associated with raising funds in different segments of the capital markets. We depend and will continue to depend on our ability to access diversified funding alternatives to meet future cash flow requirements and to continue to fund our operations. Our funding strategy and liquidity position have been significantly adversely affected by the ongoing stress in the credit markets that began in the middle of 2007 and reached unprecedented levels during recent months. The capital markets remain highly volatile, and access to liquidity has been significantly reduced. These conditions, in addition to the reduction in our credit ratings, have resulted in increased borrowing costs and our inability to access the unsecured debt markets in a cost-effective manner. This has resulted in an increased reliance on asset-backed and other secured sources of funding. Some of these facilities have not renewed placing additional pressure on our liquidity position. Our inability to renew the remaining loans and facilities as they mature could have a further negative impact on our liquidity position. We also have significant maturities of unsecured notes each year. In order to retire these instruments, we either will need to refinance this debt or generate sufficient cash to retire the debt.

In addition, continued or further negative events specific to us or our 49% owner and largest customer, GM, could further adversely impact our funding sources. Furthermore, we have recently provided a significant amount of funding to ResCap and may provide additional funding to ResCap in the future; as a result, any negative events with respect to ResCap could serve as a drain on our financial resources and have an adverse effect on our liquidity and consolidated financial position. We have not made, and are not making, any commitment to continue to fund ResCap or to forgive ResCap debt and are not subject to any contractual obligation to do so.

ResCap’s liquidity has been significantly impaired, and may be further impaired, due to circumstances beyond our control, such as adverse changes in the economy and general market conditions. Continued deterioration in our business performance could further limit, and recent reductions in ResCap’s credit ratings have limited, its ability to access the capital markets on favorable terms. During recent volatile times in the capital and secondary markets, especially since August 2007, access to aggregation and other forms of financing, as well as access to securitization and secondary markets for the sale of ResCap’s loans, has been severely constricted. Furthermore, our access to capital has been impacted by changes in the market value of our mortgage products and the willingness of market participants to provide liquidity for such products.

The profitability and financial condition of our operations are heavily dependent upon the operations of GM.

A significant portion of our customers are those of GM, GM dealers, and GM-related employees. As a result, a significant adverse change in GM’s business, including significant adverse changes in GM’s liquidity position and access to the capital markets, the production or sale of GM vehicles, the quality or resale value of GM vehicles, the use of GM marketing incentives, GM’s relationships with its key suppliers, GM’s relationship with the United Auto Workers and other labor unions, and other factors impacting GM or its employees could have a significantly adverse effect on our profitability and financial condition.

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

The occurrence of recent adverse developments in the mortgage finance and credit markets has adversely affected ResCap’s business, liquidity and capital position and has raised substantial doubt about ResCap’s ability to continue as a going concern.

ResCap has been negatively impacted by the events and conditions in the broader mortgage banking industry, most severely but not limited to the nonprime and nonconforming mortgage loan markets. Fair market valuations of mortgage loans held-for-sale, mortgage servicing rights, securitized interests that continue to be held by ResCap and other assets and liabilities it records at fair value have significantly deteriorated due to weakening housing prices, increasing rates of delinquencies and defaults of mortgage loans. These same deteriorating factors have also resulted in higher provision for loan losses on ResCap’s mortgage loans held-for-investment and real estate lending portfolios. The market deterioration has resulted in rating agency downgrades of asset- and mortgage-backed securities which in turn has led to fewer sources of, and significantly reduced levels of, liquidity available to finance ResCap’s operations. Most recently, the widely publicized credit defaults and/or acquisitions of large financial institutions in the marketplace has further restricted credit in the United States and international lending markets. ResCap is highly leveraged relative to its cash flow and continues to recognize substantial losses resulting in a significant deterioration in capital. Furthermore, in light of the decline in ResCap’s consolidated tangible net worth, as defined, Fannie Mae has requested additional security for some of ResCap’s potential obligations under its agreements with them. ResCap has reached an agreement in principle with Fannie Mae, under the terms of which ResCap will provide them additional collateral valued at $200 million, and agree to sell and transfer the servicing on mortgage loans having an unpaid principal balance of approximately $12.7 billion, or approximately 9% of the total principal balance of loans ResCap services for them. Fannie Mae has indicated that in return for these actions, they will agree to forbear, until January 31, 2009, from exercising contractual remedies otherwise available due to the decline in consolidated tangible net worth, as defined. Actions based on these remedies could have included, among other things, reducing ResCap’s ability to sell loans to them, reducing its capacity to service loans for them, or requiring it to transfer servicing of loans ResCap services for them. Management believes that selling the servicing related to the loans described above will have an incremental positive impact on ResCap’s liquidity and overall cost of servicing, since it will no longer be required to advance delinquent payments on those loans. Meeting Fannie Mae’s collateral request will have a negative impact on ResCap’s liquidity. Moreover, if Fannie Mae deems ResCap’s consolidated tangible net worth, as defined, to be inadequate following the expiration of the forbearance period referred to above, and if Fannie Mae then determines to exercise their contractual remedies as described above, it would adversely affect our profitability and financial condition. There continues to be a risk that ResCap will not be able to meet its debt service obligations, default on its financial debt covenants due to insufficient capital and/or be in a negative liquidity position in 2008. Additionally, ResCap’s ability to participate in any governmental investment program or the TARP, either directly or indirectly through GMAC, is unknown at this time. In light of ResCap’s liquidity and capital needs, combined with volatile conditions in the marketplace, there is substantial doubt about ResCap’s ability to continue as a going concern. If unanticipated market factors emerge and/or GMAC no longer continues to support ResCap’s capital or liquidity needs, or ResCap is unable to successfully execute its other initiatives, it would have a material adverse effect on our business, results of operations and financial position.

Our profitability and financial condition has been materially adversely affected by declines in the residual value of off-lease vehicles, and the residual value of off-lease vehicles may continue to decrease.

Our expectation of the residual value of a vehicle subject to an automotive lease contract is a critical element used to determine the amount of the lease payments under the contract at the time the customer enters into it. As a result, to the extent the actual residual value of the vehicle, as reflected in the sales proceeds received upon remarketing at lease termination, is less than the expected residual value for the vehicle at lease inception, we incur additional depreciation expense and/or a loss on the lease transaction. General economic conditions, the supply of off-lease vehicles, and new vehicle market prices heavily influence used vehicle prices and thus the actual residual value of off-lease vehicles. Also contributing to the weakness in the used vehicle market are the historically low consumer confidence levels, which influence major purchases, and the weakening financial condition of auto dealers. The recent sharp decline in demand and used vehicle sale prices for sport-utility vehicles and trucks in the United States and Canada has affected GMAC’s remarketing proceeds for these vehicles, and has resulted in impairments of $716 million and $93 million during the three months ended June 30, 2008, and September 30, 2008, respectively. Weak residual values also contributed to the loss provision of $109 million and $240 million during the three months ended June 30, 2008, and September 30, 2008, respectively, on our balloon finance contract portfolio.

These trends may continue or worsen. GM’s brand image, consumer preference for GM products, and GM’s marketing programs that influence the new and used vehicle market for GM vehicles also influence lease residual values. In addition, our ability to efficiently process and effectively market off-lease vehicles impacts the disposal costs and proceeds realized from the vehicle sales. While GM provides support for lease residual values, including through residual support programs, this support by GM does not in all cases entitle us to full reimbursement for the difference between the remarketing sales proceeds for off-lease vehicles and the residual value specified in the lease contract. Differences between the actual residual values realized on leased vehicles and our expectations of such values at contract inception could continue to have a negative impact on our profitability and financial condition.

General business and economic conditions may significantly and adversely affect our revenues, profitability, and financial condition.

Our business and earnings are sensitive to general business and economic conditions in the United States and in the markets in which we operate outside the United States. A downturn in economic conditions resulting in increased short- and long-term interest rates, inflation, fluctuations in the debt capital markets, unemployment rates, consumer and commercial bankruptcy filings, or a decline in the strength of national and local economies and other factors that negatively impact household incomes could decrease demand for our financing and mortgage products and increase mortgage and financing delinquency and losses on our customer and dealer financing operations. We have been negatively impacted due to (i) the significant stress in the residential real estate and related capital markets in 2007 and 2008, and, in particular, the lack of home price appreciation in many markets in which we lend and (ii) decreases in new and used vehicle purchases, which have reduced the demand for automotive retail and wholesale financing.

If the rate of inflation were to increase, or if the debt capital markets or the economies of the United States or our markets outside the United States were to continue in their current condition or further weaken, or if home prices or new and used vehicle purchases continue at the currently reduced levels or experience further declines, we could continue to be adversely affected, and it could become more expensive for us to conduct our business. For example, business and economic conditions that negatively impact household incomes or housing prices could continue in their current condition or further decrease (i) the demand for our mortgage loans and new and used vehicle financing and (ii) the value of the collateral underlying our portfolio of mortgage and new and used vehicle loans held for investment and interests that continue to be held by us, and further increase the number of consumers who become delinquent or default on their loans. In addition, the rate of delinquencies, foreclosures, and losses on our loans (especially our nonprime mortgage loans) as experienced recently could be higher during more severe economic slowdowns.

Any sustained period of increased delinquencies, foreclosures, or losses could further harm our ability to sell our mortgage and new and used vehicle loans, the prices we receive for our mortgage and new and used vehicle loans, or the value of our portfolio of mortgage and new and used vehicle loans held for investment or interests from our securitizations, which could harm our revenues, profitability, and financial condition. Continued adverse business and economic conditions could, and in the near term likely will, further impact demand for housing, new and used vehicles, the cost of construction, and other related factors that have harmed, and could continue to harm, the revenues and profitability of our business capital operations.

In addition, our business and earnings are significantly affected by the fiscal and monetary policies of the U.S. government and its agencies and similar governmental authorities in the markets in which we operate outside the United States. We are particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. The Federal Reserve’s policies influence the new and used vehicle financing market and the size of the mortgage origination market, which significantly impacts the earnings of our businesses and the earnings of our business capital activities. The Federal Reserve’s policies also influence the yield on our interest-earning assets and the cost of our interest bearing liabilities. Changes in those policies are beyond our control and difficult to predict, and could adversely affect our revenues, profitability and financial condition.

Risks Related to Our Becoming a Bank Holding Company
Our business, financial condition and results of operations could be adversely affected by new regulations to which we may become subject as a result of becoming a bank holding company, by new regulations or by changes in other regulations or the application thereof.

We are currently in discussions with the Federal Reserve regarding becoming a bank holding company under the U.S. Bank Holding Company Act of 1956. Any application may not ultimately be approved. If we submit a formal application and it is approved, we expect to be able to continue to engage in most of the activities in which we currently engage. However, it is possible that certain of our existing activities will not be deemed to be permissible under applicable regulations if our application is successful. In addition, if we successfully convert into a bank holding company, we will be subject to the comprehensive, consolidated supervision of the Federal Reserve, including risk-based and leverage capital requirements and information reporting requirements. This regulatory oversight is established to protect depositors, federal deposit insurance funds, and the banking system as a whole, not security holders.

The financial services industry, in general, is heavily regulated. Proposals for legislation further regulating the financial services industry are continually being introduced in the United States Congress and in state legislatures. The agencies regulating the financial services industry also periodically adopt changes to their regulations. In light of current conditions in the U.S. financial markets and economy, regulators have increased their focus on the regulation of the financial services industry. For instance, in October 2008, Congress passed the Emergency Economic Stabilization Act of 2008, which in turn created the TARP and the CPP. We are unable to predict how these programs will be implemented or in what form or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations.

We are also affected by the policies adopted by regulatory authorities and bodies of the United States and other governments. For example, the actions of the Federal Reserve and international central banking authorities directly impact our cost of funds for lending, capital raising, and investment activities and may impact the value of financial instruments we hold. In addition, such changes in monetary policy may affect the credit quality of our customers. Changes in domestic and international monetary policy are beyond our control and difficult to predict.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of GMAC security holders during the third quarter of 2008:

•	Effective July 16, 2008, the holders of GMAC’s Class A and Class B Common Equity Interests approved by joint unanimous consent GMAC’s distribution of its Class A membership interests of GMACI Holdings LLC to FIM Holdings LLC and the distribution of its Class B membership interests of GMACI Holdings LLC to GM Finance Co. Holdings LLC and GM Preferred Finance Co. Holdings, Inc., pursuant to Section 5.5 of the Amended and Restated Limited Liability Company Operating Agreement of GMAC LLC, dated as of November 30, 2006, as amended from time to time.

•	Effective September 5, 2008, the holders of GMAC’s Class A Common Equity Interests appointed Edward J. Kelly, III as a Class A Manager to fill the vacancy created by the resignation of Michael S. Klein as a Class A Manager, pursuant to Section 8.3(e) of the Amended and Restated Limited Liability Company Operating Agreement of GMAC LLC, dated as of November 30, 2006, as amended from time to time.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 10th day of November 2008.

GMAC LLC
(Registrant)

/s/  Robert S. Hull
Robert S. Hull
Executive Vice President and
Chief Financial Officer

/s/  David J. DeBrunner
David J. DeBrunner
Vice President, Chief Accounting Officer, and
Corporate Controller

INDEX OF EXHIBITS

Exhibit	Description	Method of Filing

10.1	GMAC Long-Term Incentive Plan LLC Long-Term Equity Compensation Incentive Plan dated July 16, 2008, and as amended September 10, 2008	Filed herewith.
10.2	Purchase Agreement among GMAC Mortgage, LLC and Cerberus International, Ltd. dated July 30, 2008 (Freddie Mac Stripped Interest Certificates, Series 256)	Filed herewith.
10.3	Purchase Agreement among GMAC Mortgage, LLC and Cerberus Partners, L.P. dated July 30, 2008 (Freddie Mac Stripped Interest Certificates, Series 256)	Filed herewith.
10.4	Purchase Agreement among Residential Capital, LLC, DOA Holding Properties, LLC, DOA Properties IIIB (KB Models), LLC and MHPool Holdings LLC dated September 30, 2008	Filed herewith.
10.5	Servicing Agreement between Residential Capital, LLC and MHPool Holdings LLC dated September 30, 2008	Filed herewith.
10.6	Limited Assignment and Assumption Agreement among KBOne, LLC, DOA Holdings NoteCo, LLC, Residential Funding Company, LLC and MHPool Holdings LLC dated September 30, 2008	Filed herewith.
12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

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