Form 10-K
period 2008-12-31
GMAC LLC
filed 2009-02-27
CIK 40729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Aggregate market value of voting and nonvoting common equity held by nonaffiliates: Not applicable, as GMAC LLC has no publicly traded equity securities.

Documents incorporated by reference. None.

INDEX

GMAC LLC • Form 10-K

Part I

GMAC LLC • Form 10-K

Item 1.	Business

General

GMAC LLC was founded in 1919 as a wholly owned subsidiary of General Motors Corporation (General Motors or GM). On November 30, 2006, GM sold a 51% interest in us (the Sale Transactions) to FIM Holdings LLC (FIM Holdings). FIM Holdings is an investment consortium led by Cerberus FIM Investors, LLC, the sole managing member. The consortium also includes Citigroup Inc., Aozora Bank Ltd., and a subsidiary of The PNC Financial Services Group, Inc. On December 24, 2008, the Board of Governors of the Federal Reserve System approved our application to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the BHC Act). Refer to Item 12 for further details of current GMAC ownership and future changes in ownership that will be required as a result of this approval. The terms “GMAC,” “the Company,” “we,” “our,” and “us” refer to GMAC LLC and its subsidiaries as a consolidated entity, except where it is clear that the terms mean only GMAC LLC.

Our Business

GMAC is a leading, independent, globally diversified, financial services firm with approximately $189 billion of assets and operations in approximately 40 countries. We currently operate in the following primary lines of business — Global Automotive Finance, Mortgage (Residential Capital, LLC or ResCap), and Insurance. The following table reflects the primary products and services offered by each of our lines of business.

GMAC LLC • Form 10-K

Global Automotive Finance

Our automotive finance business extends automotive financing services primarily to franchised GM dealers and their customers through two reportable segments — North American Automotive Finance operations and International Automotive Finance operations.

Through our Automotive Finance operations, we:

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

•

Provide full-service individual leasing and fleet leasing products, including maintenance, fleet, and accident management services as well as fuel programs, short-term vehicle rental, and title and licensing services;

•	Provide vehicle remarketing services for dealer and fleet customers; and

•	Hold a portfolio of automotive contracts, leases, and automotive dealer finance receivables for investment or sale, together with interests retained from our securitization activities.

ResCap

We are a leading real estate finance company focused primarily on the residential real estate market.

Through our ResCap operations, we:

•	Originate, purchase, sell, and securitize residential mortgage loans primarily in the United States but also internationally;

•	Provide primary and master servicing to investors in our residential mortgage loans and securitizations;

•	Provide collateralized lines of credit, which we refer to as warehouse-lending facilities, to other originators of residential mortgage loans;

•	Hold a portfolio of residential mortgage loans for investment and interests retained from our securitization activities and;

•

Provide specialty financing and equity capital to residential land developers and homebuilders. During 2008, these origination activities have been contracted significantly due to market conditions and the sale of our resort finance business and our model home business.

Our ResCap operations have curtailed activities related to both its business capital group, which provides financing and equity capital to residential land developers and homebuilders, and its international business group, which has substantially all of its operations outside of the United States except for insured mortgages in Canada. We are currently investigating various strategic alternatives related to all aspects of the ResCap business. These strategic alternatives include potential acquisitions as well as dispositions, alliances, and joint ventures with a variety of third parties with respect to some of ResCap’s business.

Insurance

We offer automobile service contracts, personal automobile insurance coverages (ranging from preferred to nonstandard risk), selected commercial insurance coverages, and other consumer products.

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

GMAC LLC • Form 10-K

Industry and Competition

Global Automotive Finance

The consumer automotive finance market is one of the largest consumer finance segments in the United States. The industry is generally segmented according to the type of vehicle sold (new versus used) and the buyer’s credit characteristics (prime or nonprime). In 2008 and 2007, we purchased or originated $46.6 billion and $62.7 billion, respectively, of consumer automotive retail and lease contracts. In most cases, we purchase these contracts from GM-affiliated dealers when the vehicles are purchased or leased by consumers. For purposes of discussion in this section, loans related to our consumer automotive-lending activities are referred to as retail contracts.

In 2008, the credit and capital markets became increasingly disrupted, particularly in the second half of the year. This market dislocation, which has continued to persist into 2009, is evidenced by many developments including a significant reduction in availability of consumer credit and a severe reduction in overall liquidity in the consumer finance industry from many sources, including the disruption of the automotive asset-backed securitization markets. Refer to the Funding and Liquidity section in Item 7 for further discussion.

Automotive manufacturers have also been significantly impacted by reduced liquidity. Overall economic conditions worsened throughout 2008 as unemployment rates increased and consumer demand fell. This caused new vehicle demand to decrease. Additionally, automotive loan and lease production have significantly contracted across the industry, particularly in the fourth quarter of 2008, due to these stressed conditions and their impact on the consumer.

These developments adversely impacted us and many of our competitors; however, the consumer automotive finance business continues to be highly competitive in this environment. We face intense competition from large suppliers of consumer automotive financing, which include captive automotive finance companies and large national banks. In addition, we face competition from smaller suppliers, including regional banks, savings and loans associations, and specialized providers (including local credit unions). Some of our competitors have access to significant capital and other resources. Additionally, many of these same competitors have historically been able to access capital at a lower cost than GMAC. GMAC’s recent approval to become a bank holding company should provide GMAC with access to capital at a lower cost to remain competitive in the automotive finance market place. Smaller suppliers often have a dominant position in a specific region or niche segment, such as used vehicle financing or nonprime customers.

Commercial financing competitors primarily consist of other manufacturer-affiliated finance companies and national and regional banks. Refer to Risk Factors in Item 1A for further discussion.

ResCap

During 2008, the domestic and international mortgage and capital markets experienced severe and increasing dislocation. The market dislocation, which has continued to persist into 2009, is evidenced by many developments including:

•	Continued significant reduction in most nonconforming loan production, which adversely impacted profitability and operational stability of most mortgage lenders;

•

A severe reduction in overall liquidity available to the entire residential real estate finance sector from many sources, including continued disruption of the nonconforming term securitization markets and asset-backed commercial paper markets;

•	Aggressive management of credit exposure on existing facilities by liquidity providers as evidenced by, among other things, increased margin calls and decreased advance rates;

•	Significant increases in repurchase requests due to alleged breaches of representations and warranties;

•

Increased bankruptcy and business failure of many mortgage market participants and consolidation among mortgage industry participants, which impacts access to mortgage products and profits within a sector of fewer, more sophisticated participants; and

•	Greater regulation imposed on the industry resulting in increased costs and the need for higher levels of specialization.

GMAC LLC • Form 10-K

These developments have continued to adversely impact ResCap and many of its competitors. A significant decline in mortgage loan production and increased repurchase demands have negatively impacted the profitability of many mortgage lenders and undermined their operational stability. In addition, the continued tightening (or loss) of liquidity and increase in the cost of capital to the residential real estate finance market has reduced the number of industry participants that are able to effectively compete. To compete effectively in this environment requires a high level of operational, technological, and managerial expertise and access to cost-effective capital.

Large and sophisticated financial institutions dominate the residential real estate finance industry. The largest 10 mortgage lenders combined had a 72% share of the residential mortgage loan origination market as of December 31, 2008, up from 55% in 2004. We are the seventh largest producer of residential mortgage loans in the United States (as ranked by Inside Mortgage Finance). Continued consolidation in the residential mortgage loan origination market may adversely impact business in several respects, including increased pressure on pricing or a reduction in our sources of mortgage loan production if originators are purchased by competitors. This consolidation trend has carried over to the servicing side of the mortgage business. The top 10 residential mortgage servicers combined had a 66% share of the total residential mortgages outstanding as of December 31, 2008, up from 54% as of December 31, 2004. We are the sixth largest servicer of residential mortgage loans in the United States (as ranked by Inside Mortgage Finance).

Prime credit quality mortgage loans are the largest component of the residential mortgage market in the United States with loans conforming to the underwriting standards of Fannie Mae, Freddie Mac, and Ginnie Mae.

A source of capital for the residential real estate finance industry is warehouse lending. These facilities provide funding to mortgage loan lenders and originators until the loans are sold to investors in the secondary mortgage loan market. We face competition in our warehouse-lending operations from banks and other warehouse lenders, including investment banks and other financial institutions. During 2008, we have continued to reduce the size of our warehouse-lending business and have not provided facilities secured by nonconforming loans, except prime jumbo mortgage loans.

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

Through our Insurance operations, we provide automobile and homeowners insurance, automobile mechanical protection, and commercial insurance. We primarily operate in the United States; however, we also have operations throughout Europe, Latin America, Asia-Pacific, Canada, and Mexico.

Factors affecting our consumer products business include overall demographic trends that affect the volume of vehicle owners requiring insurance policies, and claims behavior. Since the business is highly regulated in the United States by state insurance agencies and primarily by national regulators outside the United States, differentiation is largely a function of price and service quality. In addition to pricing policies, profitability is a function of claims costs and investment income. Although the industry does not experience significant seasonal trends, it can be negatively affected by extraordinary weather conditions that can affect frequency and severity of automobile claims. Our automotive service contract business is dependent on new vehicle sales, market penetration, and the warranty coverage offered by automotive manufacturers.

Certain Regulatory Matters

We are subject to various regulatory, financial, and other requirements of the jurisdictions in which our businesses operate. In light of current conditions in the global financial markets, regulators have increased their focus on the regulation of the financial services industry. As a result, proposals for legislation that could increase the scope and nature of regulation of the financial services industry are possible. The following is a description of some of the primary regulations that currently affect our business.

GMAC LLC • Form 10-K

Bank Holding Company Status

On December 24, 2008, and in connection with the conversion of GMAC Bank into a Utah-chartered commercial nonmember bank, GMAC LLC and IB Finance Holding Company, LLC (IB Finance) were each approved as bank holding companies under the BHC Act. IB Finance is the direct holding company for GMAC’s bank depository institution, GMAC Bank. As a result, we are now subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the FRB). GMAC will be required to file various reports with and will be subject to examination by the FRB. The FRB has the authority to issue orders to bank holding companies to cease and desist from unsafe or unsound banking practices and from violations of laws, rules, regulations or conditions imposed in writing by the FRB. The FRB is also empowered to assess civil money penalties against institutions or individuals who violate any laws, regulations, orders, or written agreements with the FRB, to order termination of certain activities of nonbanking subsidiaries of bank holding companies, and to order termination of ownership and control of a nonbanking subsidiary by a bank holding company. In addition, GMAC Bank is subject to regulation and examination primarily by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions. GMAC’s nonbank subsidiaries generally are subject to regulation primarily by their functional regulators, including the applicable state insurance regulatory agencies in the case of its insurance subsidiaries, and the Securities and Exchange Commission (SEC), the Financial Industry Regulatory Authority, and/or state securities regulators in the case of its securities subsidiaries.

•

Permitted Activities — As a bank holding company, subject to certain exceptions, we are required to obtain FRB approval prior to acquiring more than 5% of any class of voting shares of any nonaffiliated depository institution or other company. Furthermore, we are generally limited to the business of banking, managing or controlling banks, and other similar activities. As a new bank holding company, however, we are permitted a two-year grace period to comply with these restrictions on activities (we may apply for three one-year extensions). We are currently reviewing our business activities and will make necessary modifications, if any, within the required time periods.

•

Gramm-Leach-Bliley Act of 1999 — The enactment of the Gramm-Leach-Bliley Act of 1999 (GLB Act) eliminated large parts of a regulatory framework that had its origins in the Depression era of the 1930s. Effective with its enactment, new opportunities became available for banks, other depository institutions, insurance companies, and securities firms to enter into combinations that permit a single financial services organization to offer customers a more comprehensive array of financial products and services. To further this goal, the GLB Act amended the BHC Act by providing a new regulatory framework applicable to financial holding companies, which are bank holding companies that meet certain qualifications and make an election to become financial holding companies. The FRB regulates, supervises and examines financial holding companies, as it does all bank holding companies. However, insurance and securities activities conducted by a financial holding company or its nonbank subsidiaries are regulated primarily by functional regulators. As a bank holding company, we are permitted to apply, subject to GMAC Bank (and any depository institution subsidiary that we may acquire in the future) being “well-capitalized,” “well-managed” and in compliance with applicable Community Reinvestment Act (CRA) requirements, to become a financial holding company pursuant to the BHC Act, and we are currently considering such an application. As a financial holding company we would be permitted to engage in a broader range of financial and related activities than those that are permissible for bank holding companies, and in most cases would not be required to obtain prior FRB approval to engage in such activities.

•

Capital Adequacy Requirements — Our bank depository institution, GMAC Bank, is required to maintain “well-capitalized” levels which dictate a Total capital ratio of 10% and a Tier 1 capital ratio of 6%.

Additionally, on July 21, 2008, GMAC, FIM Holdings, IB Finance, GMAC Bank, and the FDIC (collectively, the Contracting Parties) entered into a Parent Company Agreement (PA). The PA requires that GMAC maintain a total equity to total assets ratio of at least 5%. The PA defines “total equity” and “total assets” as total equity and total assets, respectively, as reported on our Consolidated Balance Sheet in our quarterly and annual reports filed with the SEC. The PA further requires that GMAC, beginning December 31, 2008, maintain a ratio of tangible equity to tangible assets of at least 5%. For this purpose, “tangible equity” means “total equity” minus goodwill and other intangible assets, net of accumulated amortization (other than mortgage servicing assets), and “tangible assets” means “total assets” less all goodwill and other intangible assets (other than mortgage servicing assets). Further, the PA requires GMAC Bank to obtain FDIC approval prior to engaging in certain affiliate transactions and for any major deviation or material change from its business plan for a seven-year period. The PA also requires GMAC,

GMAC LLC • Form 10-K

FIM Holdings, and IB Finance to submit certain periodic reports to the FDIC and to consent to examinations by the FDIC to monitor compliance with the PA, any other agreements executed in conjunction with the ten-year extension of the existing two-year disposition requirement, and applicable law.

Furthermore, on July 21, 2008, the Contracting Parties entered into a Capital and Liquidity Maintenance Agreement (CLMA). The CLMA requires capital at GMAC Bank to be maintained at a level such that GMAC Bank’s leverage ratio is at least 11% for a three-year period. For this purpose, leverage ratio is determined in accordance with the FDIC’s regulations related to capital maintenance.

In addition to the above, as a bank holding company, we will be subject to risk-based capital and leverage guidelines by federal regulators that will require that our capital-to-assets ratios meet certain minimum standards.

The risk-based capital ratio is determined by allocating assets and specified off–balance sheet financial instruments into four weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Under the guidelines, total capital is divided into two tiers: Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common equity, minority interests, and qualifying preferred stock; less goodwill and other adjustments. Tier 2 capital generally consists of preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt, and other adjustments. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital.

Total capital is the sum of Tier 1 capital and Tier 2 capital. Under the guidelines, banking organizations are required to maintain a minimum Total capital ratio (total capital to risk-weighted assets) of 8% and a Tier 1 capital ratio of 4%. Our bank depository institution, GMAC Bank, will continue to be required to maintain “well-capitalized” levels which dictate a Total capital ratio of 10% and a Tier 1 capital ratio of 6%, as described above.

The federal banking regulators also have established minimum leverage ratio guidelines. The leverage ratio is defined as Tier 1 capital divided by adjusted average total assets (which reflect adjustments for disallowed goodwill and certain intangible assets). The minimum leverage ratio is 4% for bank holding companies. We will not be subject to any specific requirements for this ratio other than maintaining the minimum of 4%.

The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. The Basel Committee has proposed a revision to the Accord (Basel II). U.S. banking regulators are in the process of incorporating the Basel II Framework into the existing risk-based capital requirements. The Basel II rules will also apply to our operations in non-U.S. jurisdictions.

•

Limitations on Bank Holding Company Dividends and Capital Distributions — Federal statutes and regulations place restrictions and limitations on the amount of dividends or other distributions payable by our banking subsidiary GMAC Bank to us, as well as on other capital distributions by a bank holding company. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of current operating earnings and only if prospective earnings retention is consistent with the organization’s expected future needs and financial conditions. Various federal statutory provisions also limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. In addition to these explicit limitations, the federal bank regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in unsafe or unsound banking practices, and, depending upon the circumstances, could find that paying a dividend or making a capital distribution would constitute an unsafe or unsound banking practice.

•

Transactions with Affiliates — Certain transactions between GMAC Bank and any of its “affiliates” are subject to federal statutory and regulatory restrictions. Pursuant to these restrictions, “covered transactions” between GMAC Bank and its affiliates (i) generally are limited to 10% of GMAC Bank’s capital stock and surplus, with an aggregate limit of 20% of GMAC Bank’s capital stock and surplus for all such transactions (collectively, the Affiliate Transaction Restrictions), (ii) in the cases of certain credit transactions, are subject to stringent collateralization requirements, and (iii) must be conducted in accordance with safe and sound banking practices.

GMAC LLC • Form 10-K

Furthermore, there is an “attribution rule” that provides that a transaction between GMAC Bank and a third party will be treated as a transaction between GMAC Bank and an affiliate to the extent that the proceeds of the transaction are used for the benefit of, or transferred to, an affiliate of GMAC Bank. For these purposes, covered transactions generally include the purchase of assets by GMAC Bank from an affiliate and GMAC Bank’s extension of credit to an affiliate, the purchase of securities issued by a GMAC Bank affiliate, the acceptance of affiliate securities as security for a loan by GMAC Bank, and any guarantee or other financial support provided by GMAC Bank to or an behalf of a GMAC Bank affiliate. Transactions between GMAC Bank and its affiliates, or any GMAC Bank transaction to which an affiliate is a party, also must be conducted on terms and conditions, including credit terms, that are no less favorable to GMAC Bank than would be offered in good faith to an unaffiliated party.

GM and GMAC Bank are affiliates for purposes of the Affiliate Transaction Restrictions. Moreover, GMAC is treated as an affiliate of GMAC Bank for federal regulatory purposes. The FRB is authorized to exempt, in its discretion, transactions or relationships from the requirements of these rules if it finds such exemptions to be in the public interest and consistent with the purposes of the rules. On December 18, 2008, we requested on behalf of GMAC Bank an exemption from the Affiliate Transaction Restrictions to permit GMAC Bank to provide financing to consumers, primarily through GM-affiliated dealers, to enable them to purchase automobiles from dealers in the United States that obtain floorplan financing from GMAC. The attribution rule applies to these loans because most of the funding is transferred to the dealer and from the dealer to GMAC in repayment of the dealer’s floorplan loan. A limited exemption was granted on December 24, 2008, which was made subject to several conditions. Such conditions include, among others, an overall cap on covered transactions entered into pursuant to the exemption, as well as limitations on customers that may be lent to and terms of loans that may be made. This limited exemption described above does generally not apply to consumer leasing and generally does not permit GMAC Bank to provide any dealer floorplan financing for GM vehicles. Until such time as either GM is no longer an affiliate of GMAC and GMAC Bank or we are unable to obtain further exemption or waivers with respect to these restrictions, the ability to grow GMAC Bank will be limited and GMAC Bank will not be able to fund the majority of GMAC’s consumer and commercial automotive assets.

•

Source of Strength — Pursuant to FRB policy and the FDIC Parent Company Agreement dated July 21, 2008, GMAC is expected to act as a source of strength to GMAC Bank. Pursuant to the FDIC Capital and Liquidity Maintenance Agreement dated July 21, 2008, GMAC is required to commit necessary capital and liquidity to support GMAC Bank, and this support may be required at inopportune times for GMAC.

U.S. Treasury Troubled Asset Relief Program

On December 29, 2008, as part of the Automotive Industry Financing Program created under the Troubled Asset Relief Program (TARP) established by the U.S. Department of Treasury (the Treasury) under the Emergency Economic Stabilization Act of 2008 (the EESA), we entered into an agreement (the Purchase Agreement) with the Treasury pursuant to which GMAC issued and sold to the Treasury preferred membership interests and a ten-year warrant to purchase additional preferred membership interest (all of such warrants were exercised on December 29) (collectively, the TARP Preferred Interests), for an aggregate purchase price of approximately $5.0 billion in cash. As a result of these investments, subject to certain exceptions, GMAC and its subsidiaries are generally prohibited from paying dividends or distributions on, or redeeming, repurchasing or acquiring, other common and preferred equity securities without the consent of the Treasury, unless GMAC has redeemed the TARP Preferred Interests or Treasury has transferred all of such interests to a third party. Exceptions to these restrictions include, among others, the ability to pay regular distributions on preferred membership interests that are otherwise permitted under the terms of the TARP Preferred Interests. GMAC has further agreed that, until such time as the Treasury ceases to own any units of the TARP Preferred Interests, GMAC will comply with certain restrictions on executive privileges and compensation. GMAC must also take all necessary action to ensure that its corporate governance and benefit plans with respect to its senior executive officers comply with Section 111(b) of the EESA as implemented by any guidance or regulation under the EESA, including the Treasury’s guidelines set forth in Notice 2008-PSSFI. For further details regarding these restrictions on compensation as a result of the TARP investments, refer to Item 11 Compensation Discussion and Analysis, beginning on page 201.

GMAC LLC • Form 10-K

International Banks and Finance Companies

Certain of our foreign subsidiaries operate in local markets as either banks or regulated finance companies and are subject to regulatory restrictions, including Financial Services Authority (U.K.) requirements. These regulatory restrictions, among other things, require that our subsidiaries meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. Total assets in regulated international banks and finance companies approximated $16.7 billion and $17.7 billion as of December 31, 2008 and 2007, respectively.

U.S. Mortgage Business

Our U.S. mortgage business is subject to extensive federal, state, and local laws, rules, and regulations, in addition to judicial and administrative decisions that impose requirements and restrictions on this business. As a Federal Housing Administration lender, our U.S. mortgage business is required to submit audited financial statements to the Department of Housing and Urban Development on an annual basis. It is also subject to examination by the Federal Housing Commissioner to assure compliance with Federal Housing Administration regulations, policies, and procedures. The federal, state, and local laws, rules, and regulations to which our U.S. mortgage business is subject, among other things, impose licensing obligations and financial requirements; limit the interest rates, finance charges, and other fees that can be charged; regulate the use of credit reports and the reporting of credit information; impose underwriting requirements; regulate marketing techniques and practices; require the safeguarding of nonpublic information about customers; and regulate servicing practices, including the assessment, collection, foreclosure, claims handling, and investment and interest payments on escrow accounts.

Depository Institutions

On December 24, 2008, GMAC Bank received approval from the Utah Department of Financial Institutions (UDFI) to convert from an industrial loan corporation to a commercial nonmember state chartered bank. GMAC Bank, which provides services to both our North American Automotive Finance and ResCap operations, was previously chartered as an industrial bank pursuant to the laws of Utah, and its deposits are insured by the FDIC. GMAC is required to file periodic reports with the FDIC concerning its financial condition. Assets in GMAC Bank approximated $32.9 billion and $28.4 billion as of December 31, 2008 and 2007, respectively.

As a commercial nonmember bank chartered by the State of Utah, GMAC Bank is subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on GMAC Bank’s results of operations and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, GMAC Bank must meet specific capital guidelines that involve quantitative measures of GMAC Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. GMAC Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require GMAC Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2008, we are in compliance with our regulatory capital requirements.

Furthermore, our Global Automotive Finance and ResCap operations have subsidiaries that are required to maintain regulatory capital requirements under agreements with Freddie Mac, Fannie Mae, Ginnie Mae, the Department of Housing and Urban Development, the Utah State Department of Financial Institutions, and the FDIC.

Insurance Companies

Our Insurance operations are subject to certain minimum aggregate capital requirements, net asset and dividend restrictions under applicable state insurance laws, and the rules and regulations promulgated by the U.S. Financial Services Authority in England, the Office of the Superintendent of Financial Institutions of Canada, the National Insurance and Bonding Commission of Mexico, and the Financial Industry Regulatory Authority. Under various state insurance regulations, dividend distributions may be made only from statutory unassigned surplus, with approvals required from the state regulatory authorities for dividends in excess of certain statutory limitations.

Other Regulations

Some of the other more significant regulations that GMAC is subject to include:

Privacy — The GLB Act imposes additional obligations on us to safeguard the information we maintain on our customers and permits customers to “opt-out” of information sharing with third parties. Regulations have been enacted

GMAC LLC • Form 10-K

by several agencies that establish obligations to safeguard information. In addition, several states have enacted even more stringent privacy legislation. If a variety of inconsistent state privacy rules or requirements are enacted, our compliance costs could increase substantially.

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

Sarbanes-Oxley — The Sarbanes-Oxley Act of 2002 implements a broad range of corporate governance and accounting measures designed to promote honesty and transparency in corporate America. The principal provisions of the act include, among other things, (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict nonaudit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of and enhancement of certain requirements relating to audit committees and how they interact with the independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory, or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a “financial expert” (as defined by the SEC) and, if not, why the audit committee does not have a financial expert; (viii) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions, on nonpreferential terms and in compliance with other bank regulatory requirements; (ix) disclosure of a code of ethics; (x) requirements that management assess the effectiveness of internal control over financial reporting and that the Independent Registered Public Accounting Firm attest to the assessment; and (xi) a range of enhanced penalties for fraud and other violations.

USA PATRIOT/Anti-Money-Laundering Requirements — In response to the September 11, 2001 terrorist attacks, on October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (USA Patriot Act). Title III of the USA Patriot Act amends the Bank Secrecy Act and contains provisions designed to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities by, among other things, imposing new compliance obligations on savings associations, trust companies and securities broker-dealers. Pursuant to these laws, it is the obligation of covered institutions to identify their clients, monitor for and report on suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and to share information with other financial institutions. To comply with applicable obligations we have implemented necessary internal practices, procedures, and controls.

Employees

We had approximately 22,700 and 26,700 employees worldwide as of December 31, 2008 and 2007, respectively. The 2008 headcount includes approximately 1,500 ResCap employees who received notices in 2008 that their employment will terminate during the first quarter of 2009.

Additional Information

A description of our lines of business, along with the results of operations for each segment and the products and services offered, are contained in the individual business operations sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, which begins on page 27. Financial information related to reportable segments and geographic areas is provided in Note 24 to the Consolidated Financial Statements.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K (and amendments to these reports) are available on our internet website, free of charge, as soon as reasonably practicable after the

GMAC LLC • Form 10-K

reports are electronically filed with or furnished to the SEC. These reports are available at www.gmacfs.com. Choose United States, Investor Relations, and SEC Filings (under Quick Links). These reports can also be found on the SEC website located at www.sec.gov.

Item 1A.	Risk Factors

Because of the following factors, as well as other factors affecting our operating results and financial condition, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Becoming a Bank Holding Company

Our business, financial condition and results of operations could be adversely affected by new regulations to which we are subject as a result of becoming a bank holding company.

On December 24, 2008, the Board of Governors of the Federal Reserve System approved our application to become a bank holding company under the Bank Holding Company Act of 1956, as amended. As a bank holding company, we are subject to the comprehensive, consolidated supervision of the FRB. We are also subject to risk-based and leverage capital requirements, information reporting, and other regulatory requirements. In addition, GMAC’s banking subsidiary GMAC Bank is subject to regulation and examination primarily by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions. This regulatory oversight is established to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders. Many of these regulatory requirements are new for us and will require significant expense and devotion of resources to fully implement processes that will be necessary to ensure continued compliance.

It is possible that certain of our existing business activities will not be deemed to be permissible under applicable banking law. As a new bank holding company, we are permitted a two-year grace period to comply with these restrictions on activities. We may also apply for three one-year extensions. We are currently reviewing our business activities and may be required to make modifications that could have a material impact on our business. We are also subject to restrictions on transactions between GMAC Bank and its affiliates. For example, GM is currently an affiliate of GMAC Bank for purposes of Section 23A of the Federal Reserve Act (Section 23A). Section 23A prohibits GMAC Bank from purchasing certain low-quality assets from its affiliates or generally from engaging in specified “covered transactions” with any one affiliate that exceed 10% of its capital stock and surplus or with all of its affiliates that, in the aggregate, exceed 20% of its capital stock and surplus. In connection with our application to become a bank holding company, we requested and received from the Federal Reserve a limited exemption with respect to these restrictions as described above. However, until such time as either GM is no longer an affiliate of GMAC and GMAC Bank or we are unable to obtain further exemptions or waivers with respect to these restrictions, there will be substantial restrictions on the activities of GMAC Bank and our ability to fund a material amount of assets through GMAC Bank will be restricted.

If we are unable to satisfy applicable regulatory capital requirements in the future, we could become subject to enforcement actions and/or FDIC receivership.

As a bank holding company, if we fail to satisfy regulatory capital or other requirements, we may be subject to serious consequences ranging in severity from being precluded from making acquisitions, to becoming subject to formal enforcement actions by the Federal Reserve and FDIC receivership. If this were to occur, such actions could impair us from successfully executing our business plan and have a material adverse effect on our business, results of operations, and financial position.

We may not be successful in implementing our business plan as a bank holding company.

As a new bank holding company, we intend to undertake new business activities. Doing so is subject to inherent risks. There can be no assurance that we will be able to execute on these plans in a timely manner, or at all, which would have a material adverse effect on our business, results of operations, and financial position.

GMAC LLC • Form 10-K

Other Risks Related to Our Business

Our business and the businesses of our subsidiaries, including Residential Capital, LLC (ResCap), require substantial capital, and continued disruption in our funding sources and access to the capital markets would continue to have a material adverse effect on our liquidity and financial condition.

Our liquidity and ongoing profitability are, in large part, dependent upon our timely access to capital and the costs associated with raising funds in different segments of the global capital markets. We depend and will continue to depend on our ability to access diversified funding alternatives to meet future cash flow requirements and to continue to fund our operations. Our funding strategy and liquidity position have been significantly adversely affected by the ongoing stress in the credit markets that began in the middle of 2007. These adverse conditions reached unprecedented levels through 2008, and have continued in recent months. The capital markets remain highly volatile and access to liquidity has been significantly reduced. These conditions, in addition to the reduction in our credit ratings, have resulted in increased borrowing costs and our inability to access the unsecured debt markets in a cost-effective manner. This has resulted in an increased reliance on asset-backed and other secured sources of funding, which also has been constrained in the current environment. Some of these facilities have not been renewed placing additional pressure on our liquidity position, and our inability to renew loans and facilities as they mature would have a further negative impact on our liquidity position. It could become more difficult to renew loans and facilities as many lenders and counterparties are also facing liquidity and capital challenges as a result of the current stress in the financial markets. We also have significant maturities of unsecured debt each year. Approximately $11.8 billion of our outstanding unsecured long-term debt matures in 2009, and $7.3 billion matures in 2010. In order to retire these instruments, we either will need to refinance this debt, which will be very difficult should the current volatility in the credit markets continue or worsen, or generate sufficient cash to retire the debt.

Upon our approval to become a bank holding company, we received from the U.S. Department of Treasury a $5 billion investment under their Troubled Asset Relief Program (TARP). Eligibility to participate in further government funding programs, such as the Temporary Liquidity Guarantee Program (the TLG Program), is subject to the approval of various governmental authorities, which may include the Federal Reserve Board, the U.S. Treasury and the FDIC, and such approvals are subject to numerous conditions. We may not be successful in completing the actions or satisfying the conditions required by the Federal Reserve to obtain approval for further government funding. GMAC’s inability to do so could have a material adverse effect on its business, results of operations, and financial position.

Furthermore, we have recently provided a significant amount of funding to ResCap, and ResCap remains heavily reliant on support from us in meeting its liquidity and capital requirements. Any negative events with respect to ResCap could serve as a further drain on our financial resources.

ResCap’s liquidity has also been adversely affected, and may be further adversely affected in the future, by margin calls under certain of its secured credit facilities that are dependent in part on the lenders’ valuation of the collateral securing the financing. Each of these credit facilities allows the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market values. If a lender determines that the value of the collateral has decreased, it may initiate a margin call requiring ResCap to post additional collateral to cover the decrease. When ResCap is subject to such a margin call, it must provide the lender with additional collateral or repay a portion of the outstanding borrowings with minimal notice. Any such margin call could harm ResCap’s liquidity, results of operations, financial condition, and business prospects. Additionally, in order to obtain cash to satisfy a margin call, ResCap may be required to liquidate assets at a disadvantageous time, which could cause it to incur further losses and adversely affect its results of operations and financial condition. Furthermore, continued volatility in the capital markets has made determination of collateral values uncertain compared to historical experience, and many of ResCap’s lenders are taking a much more conservative approach to valuations. As a result, the frequency and magnitude of margin calls has increased, and we expect both to remain high compared to historical experience for the foreseeable future.

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

GMAC LLC • Form 10-K

retained interests. If ResCap is unable to secure sufficient financing for them, or if there is further general deterioration of liquidity for mortgage products, it will adversely impact ResCap’s business.

Our borrowing costs and access to the debt capital markets depend significantly on our credit ratings.

The cost and availability of unsecured financing generally are dependent on our short-term and long-term credit ratings. Each of Standard & Poor’s Rating Services; Moody’s Investors Service, Inc.; Fitch, Inc.; and Dominion Bond Rating Service rates our debt. Most of the recent credit rating actions have been negative, and several of these agencies currently maintain a negative outlook with respect to our ratings. Ratings reflect the rating agencies’ opinions of our financial strength, operating performance, strategic position, and ability to meet our obligations. Further downgrades of our credit ratings would further increase borrowing costs and constrain our access to unsecured debt markets, including capital markets for retail debt and, as a result, would negatively affect our business. In addition, future downgrades of our credit ratings could increase the possibility of additional terms and conditions being added to any new or replacement financing arrangements, as well as impact elements of certain existing secured borrowing arrangements.

Agency ratings are not a recommendation to buy, sell, or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.

Our indebtedness and other obligations are significant and could materially adversely affect our business.

We have a significant amount of indebtedness. As of December 31, 2008, we had approximately $126 billion in principal amount of indebtedness outstanding. Interest expense on our indebtedness constitutes approximately 65% of our total financing revenues. In addition, under the terms of our current indebtedness, we have the ability to create additional unsecured indebtedness. If our debt payments increase, whether due to the increased cost of existing indebtedness or the incurrence of additional indebtedness, we may be required to dedicate a significant portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, which would reduce the funds available for other purposes. Our indebtedness also could limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

The profitability and financial condition of our operations are heavily dependent upon the performance, operations, and prospects of GM.

A significant portion of our customers are those of GM and GM dealers and other GM-related employees. As a result, a significant adverse change in GM’s business, including significant adverse changes in GM’s liquidity position and access to the capital markets, the production or sale of GM vehicles, the quality or resale value of GM vehicles, the use of GM marketing incentives, GM’s relationships with its key suppliers, GM’s relationship with the United Auto Workers and other labor unions, and other factors impacting GM or its employees, or a GM bankruptcy, would have a significant adverse effect on our profitability and financial condition.

We provide vehicle financing through purchases of retail automotive and lease contracts with retail customers of primarily GM dealers. We also finance the purchase of new and used vehicles by GM dealers through wholesale financing, extend other financing to GM dealers, provide fleet financing for GM dealers to buy vehicles they rent or lease to others, provide wholesale vehicle inventory insurance to GM dealers, provide automotive extended service contracts through GM dealers, and offer other services to GM dealers. In 2008, our share of GM retail sales and sales to dealers were 32% and 81%, respectively, in markets where GM operates. As a result, GM’s level of automobile production and sales directly impacts our financing and leasing volume, the premium revenue for wholesale vehicle inventory insurance, the volume of automotive extended service contracts, and the profitability and financial condition of the GM dealers to whom we provide wholesale financing, term loans, and fleet financing. In addition, the quality of GM vehicles affects our obligations under automotive extended service contracts relating to such vehicles. Further, the resale value of GM vehicles, which may be impacted by various factors relating to GM’s business such as brand image or the number of new GM vehicles produced, affects the remarketing proceeds we receive upon the sale of repossessed vehicles and off-lease vehicles at lease termination.

Our Global Automotive Finance operations are highly dependent on GM sales volume. In 2008, global vehicle sales declined rapidly, and there is no assurance that the global automotive market, or GM’s share of that market, will not suffer a significant further downturn. Vehicle sales volume could be further adversely impacted by any restructuring that would reduce the number of GM retail channels and core brands or consolidate GM’s dealer network.

GMAC LLC • Form 10-K

In the event that GM or any of its significant subsidiaries were to file for bankruptcy, sales volume could decrease as a result of a reduction in consumer confidence, and GM’s business could be otherwise materially adversely affected. This would in turn have a materially adverse impact on our business. In addition, pursuant to contractual arrangements with GM, whenever GM offers vehicle financing and leasing incentives to customers (e.g., lower interest rates than market rates), it will do so exclusively through GMAC, subject to certain limitations and exceptions. In the event of a GM bankruptcy, it is possible that GM would reject this exclusivity arrangement with us. If GM did so, this could have a material adverse effect on our business, profitability and financial condition.

It is difficult to predict with certainty all the consequences of a GM bankruptcy. However, there may be systemic economic impacts, such as increased unemployment rates, that could further impact our business.

We have substantial credit exposure to GM, and a GM bankruptcy could impact certain of our funding facilities.

We have entered into various operating and financing arrangements with GM. As a result of these arrangements, we have substantial credit exposure to GM.

As a marketing incentive, GM may sponsor residual support programs for retail leases as a way to lower customer’s monthly payments. Under residual support programs, the contractual residual value is adjusted above GMAC’s standard residual values. At lease origination, GM pays us the present value of the estimated amount of residual support it expects to owe at lease termination. When the lease terminates, GM makes a “true-up” payment to us if the estimated residual support payment is too low. Similarly, we make a true-up payment to GM if the estimated residual payment is too high and GM overpaid GMAC. Additionally, under what we refer to as lease “pull-ahead” programs, customers are sometimes encouraged by GM to terminate leases early in conjunction with the acquisition of a new GM vehicle. As part of these programs, we waive all or a portion of the customer’s remaining payment obligation under the current lease. Under most programs, GM compensates us for the foregone revenue from the waived payments. Since these programs generally accelerate our remarketing of the vehicle, the resale proceeds are typically higher than otherwise would have been realized had the vehicle been remarketed at lease contract maturity. The reimbursement from GM for the foregone payments is, therefore, reduced by the amount of this benefit. GM makes estimated payments to us at the end of each month in which customers have pulled their leases ahead. As with residual support payments, these estimates are trued-up once all the vehicles that could have been pulled ahead have terminated and been remarketed. To the extent that the original estimates were incorrect, GM or GMAC may be obligated to pay each other the difference, as appropriate under the lease pull-ahead programs. GM is also responsible for risk sharing on returned lease vehicles in the United States and Canada whose resale proceeds are below standard residual values (limited to a floor). In addition, GM may sponsor rate support programs, which offer rates to customers below the standard market rates at which we purchase retail contracts (such as 0% financing). Under rate support programs, GM is obligated to pay us the present value of the difference between the customer rate and our standard rates. The amount of this payment is determined on a monthly basis based on subvented contract originations in a given month, and payment for GM’s rate support obligation is due to us on the 15th of each following month.

Our credit exposure to GM is significant. As of December 31, 2008, we had approximately $2.5 billion in secured exposure, which includes primarily wholesale vehicle financing to GM-owned dealerships, notes receivable from GM, and vehicles leased directly to GM. We further had approximately $1.9 billion in unsecured exposure, which includes estimates of payments from GM related to residual support and risk-sharing agreements. If GM were to file for bankruptcy, payment on our unsecured exposures could be delayed or might not occur at all. In addition, we would become an unsecured creditor of GM to the extent that proceeds from the sale of our collateral related to secured exposures are insufficient to repay GM’s obligations to us. Under the terms of certain agreements between GMAC and GM, GMAC has the right to offset certain of its exposures to GM against amounts GMAC owes to GM.

In connection with our dealer floorplan securitizations, if GM either (1) becomes subject to liquidation under Chapter 7 of the U.S. Bankruptcy Code or a similar provision of state or federal law; or (2) ceases to operate as an automobile manufacturer or undertakes to sell all or substantially all of its automobile manufacturing assets or business, in either case, after a petition has been filed under Chapter 11 of the U.S. Bankruptcy Code or a similar provision of state or federal law, then an early amortization event will occur with respect to such securitizations. Principal collections on the dealer accounts will be paid in accordance with the transactions documents, and no additional borrowings may be made during an early amortization period. In addition, if either of the two GM specific events were to occur as indicated above, an immediate event of default would occur under our $11.4 billion secured revolving credit facility that we entered into in June 2008. In this

GMAC LLC • Form 10-K

circumstance, all amounts outstanding under this facility would become immediately due and payable and, if the amounts outstanding were not repaid, the collateral securing the facility could be sold by the lender under the facility.

Our profitability and financial condition have been materially adversely affected by declines in the residual value of off-lease vehicles, and the residual value of off-lease vehicles may continue to decrease.

Our expectation of the residual value of a vehicle subject to an automotive lease contract is a critical element used to determine the amount of the lease payments under the contract at the time the customer enters into it. As a result, to the extent the actual residual value of the vehicle, as reflected in the sales proceeds received upon remarketing at lease termination, is less than the expected residual value for the vehicle at lease inception, we incur additional depreciation expense and/or a loss on the lease transaction. General economic conditions, the supply of off-lease vehicles, and new vehicle market prices heavily influence used vehicle prices and thus the actual residual value of off-lease vehicles. Also contributing to the weakness in the used vehicle market are the historically low consumer confidence levels, which influence major purchases, and the weakening financial condition of auto dealers. During 2008, sharp declines in demand and used vehicle sale prices affected GMAC’s remarketing proceeds for these vehicles, and resulted in impairments totaling $1,234 million for the year ended December 31, 2008. Weak residual values also contributed to total loss provisions of $626 million for the year ended December 31, 2008 on our balloon finance contract portfolio.

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

The occurrence of recent adverse developments in the mortgage finance and credit markets has adversely affected ResCap’s business, liquidity and its capital position and has raised substantial doubt about ResCap’s ability to continue as a going concern.

ResCap has been negatively impacted by the events and conditions in the broader mortgage banking industry, most severely but not limited to the nonprime and nonconforming mortgage loan markets. Fair market valuations of mortgage loans held-for-sale, mortgage servicing rights, securitized interests that continue to be held by ResCap and other assets and liabilities ResCap records at fair value has significantly deteriorated due to weakening housing prices, increasing rates and severity of delinquencies and defaults of mortgage loans. These deteriorating factors have also resulted in higher provision for loan losses on ResCap’s mortgage loans held-for-investment and real estate-lending portfolios. The market deterioration has resulted in rating agency downgrades of asset- and mortgage-backed securities, which in turn has led to fewer sources of, and significantly reduced levels of, liquidity available to finance ResCap’s operations. Most recently, the widely publicized credit defaults and/or acquisitions of large financial institutions in the marketplace has further restricted credit in the United States and international-lending markets.

ResCap is highly leveraged relative to its cash flow and continues to recognize substantial losses resulting in a significant deterioration in capital. There continues to be a risk that ResCap will not be able to meet its debt service obligations, default on its financial debt covenants due to insufficient capital and/or be in a negative liquidity position in 2009. ResCap remains heavily dependent on GMAC for funding and capital support, and there can be no assurance that GMAC will provide such support.

In light of ResCap’s liquidity and capital needs, combined with volatile conditions in the marketplace, there is substantial doubt about ResCap’s ability to continue as a going concern. If GMAC determines to no longer support ResCap’s capital or liquidity needs, or ResCap is unable to successfully execute its other initiatives, it could have a material adverse effect on ResCap’s business, results of operations, and financial position.

GMAC LLC • Form 10-K

ResCap has significant near-term liquidity issues. There is a significant risk that ResCap will not be able to meet its debt service obligations and other funding obligations in the near-term.

ResCap expects continued liquidity pressures for at least the early part of the 2009. ResCap is highly leveraged relative to its cash flow. As of December 31, 2008, ResCap’s liquidity portfolio (cash readily available to cover operating demands from across its business operations and maturing obligations) totaled $0.5 billion.

ResCap expects that additional and continuing liquidity pressure, which is difficult to forecast with precision, will result from the obligation of its subsidiaries to advance delinquent principal, interest, property taxes, casualty insurance premiums and certain other amounts with respect to mortgage loans ResCap services that become delinquent. Recent increases in delinquencies with respect to ResCap’s servicing portfolio has increased the overall level of such advances, as well as extending the time over which ResCap expects to recover such amounts under the terms of its servicing contracts. ResCap also must find alternate funding sources for assets that must periodically be withdrawn from some of its financing facilities as maximum funding periods for those assets expire. In addition, in connection with the recent restructuring of ResCap’s credit facilities, ResCap became subject to requirements to maintain minimum consolidated tangible net worth and consolidated liquidity balances in order to continue its access to those facilities. ResCap will attempt to meet these and other liquidity and capital demands through a combination of operating cash and additional asset sales. The sufficiency of these sources of additional liquidity cannot be assured, and any asset sales, even if they raise sufficient cash to meet ResCap’s liquidity needs, may result in losses that negatively affect our overall profitability and financial condition.

Moreover, even if ResCap is successful in implementing all of the actions described above, its ability to satisfy its liquidity needs and comply with any covenants included in its debt agreements requiring maintenance of minimum cash balances may be affected by additional factors and events (such as interest rate fluctuations and margin calls) that increase ResCap’s cash needs making ResCap unable to independently satisfy its near-term liquidity requirements.

We have extensive financing and hedging arrangements with ResCap, which could be at risk of nonpayment if ResCap were to file for bankruptcy.

As of January 31, 2009, we had approximately $4.1 billion in secured financing arrangements (of which approximately $2.6 billion had been funded) and secured hedging agreements with ResCap, and we owned approximately $500 million of ResCap notes. Amounts outstanding under the secured financing and hedging arrangements fluctuate. If ResCap were to file for bankruptcy, ResCap’s repayments of its financing facilities, including those with us, could be slower than if ResCap had not filed for bankruptcy. In addition, we could be an unsecured creditor of ResCap to the extent that the proceeds from the sale of our collateral are insufficient to repay ResCap’s obligations to us. It is possible that other ResCap creditors would seek to recharacterize our loans to ResCap as equity contributions or to seek equitable subordination of our claims so that the claims of other creditors would have priority over our claims. As a holder of unsecured notes, we would not receive any distributions for the benefit of creditors in a ResCap bankruptcy before secured creditors are repaid. We may also find it advantageous to provide debtor-in-possession financing to ResCap in a bankruptcy proceeding in order to preserve the value of the collateral ResCap has pledged to us. In addition, should ResCap file for bankruptcy, our investment related to ResCap’s equity position would likely be reduced to zero. Based on January 31, 2009, balances, this would result in a $3.1 billion charge to our investment in ResCap.

Current conditions in the residential mortgage market and housing markets may continue to adversely affect ResCap’s earnings and financial condition.

Recently, the residential mortgage market in the United States, Europe, and other international markets in which ResCap conducts business has experienced a variety of difficulties and changed economic conditions that adversely affected ResCap’s earnings and financial condition in full-year 2007 and in 2008. Delinquencies and losses with respect to ResCap’s nonprime mortgage loans increased significantly and may continue to increase. Housing prices in many parts of the United States, the United Kingdom and other international markets have also declined or stopped appreciating, after extended periods of significant appreciation. In addition, the liquidity provided to the mortgage sector has recently been significantly reduced. This liquidity reduction combined with ResCap’s decision to reduce its exposure to the nonprime mortgage market caused its nonprime mortgage production to decline, and such declines are expected to continue. Similar trends have emerged beyond the nonprime sector, especially at the lower end of the prime credit quality scale, and have had a similar effect on ResCap’s related liquidity needs and businesses in the United States, Europe, and other international markets. These trends have resulted in significant writedowns to ResCap’s mortgage loans held-for-sale and trading securities portfolios and additions to its

GMAC LLC • Form 10-K

allowance for loan losses for its mortgage loans held-for-investment and warehouse-lending receivables portfolios. A continuation of these conditions, which we anticipate in the near term, may continue to adversely affect ResCap’s financial condition and results of operations.

Moreover, the continued deterioration of the U.S. housing market and decline in home prices in 2007 and 2008 in many U.S. and international markets, which we anticipate will continue for the near term, are likely to result in increased delinquencies or defaults on the mortgage assets ResCap owns and services. Further, loans that were made based on limited credit or income documentation also increase the likelihood of future increases in delinquencies or defaults on mortgage loans. An increase in delinquencies or defaults will result in a higher level of credit losses and credit-related expenses, as well as increased liquidity requirements to fund servicing advances, all of which in turn will reduce ResCap’s revenues and profits. Higher credit losses and credit-related expenses also could adversely affect ResCap’s financial condition.

ResCap’s lending volume is generally related to the rate of growth in U.S. residential mortgage debt outstanding and the size of the U.S. residential mortgage market. Recently, the rate of growth in total U.S. residential mortgage debt outstanding has slowed sharply in response to the reduced activity in the housing market and national declines in home prices. A decline in the rate of growth in mortgage debt outstanding reduces the number of mortgage loans available for ResCap to purchase or securitize, which in turn could lead to a reduction in ResCap’s revenue, profits and business prospects.

Our earnings may decrease because of increases or decreases in interest rates.

•	rising interest rates will increase our cost of funds;

•	rising interest rates may reduce our consumer automotive financing volume by influencing consumers to pay cash for, as opposed to financing, vehicle purchases, or not buying new vehicles;

•	rising interest rates may negatively impact our ability to remarket off-lease vehicles;

•	rising interest rates generally reduce our residential mortgage loan production as borrowers become less likely to refinance, and the costs associated with acquiring a new home becomes more expensive;

•	rising interest rates will generally reduce the value of mortgage and automotive financing loans and contracts and retained interests and fixed income securities held in our investment portfolio.

We are also subject to risks from decreasing interest rates. For example, a significant decrease in interest rates could increase the rate at which mortgages are prepaid, which could require us to write down the value of our retained interests and mortgage servicing rights. Moreover, if prepayments are greater than expected, the cash we receive over the life of our mortgage loans held-for-investment, and our retained interests would be reduced. Higher-than-expected prepayments could also reduce the value of our mortgage servicing rights and, to the extent the borrower does not refinance with us, the size of our servicing portfolio. Therefore, any such changes in interest rates could harm our revenues, profitability, and financial condition.

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

In addition, hedge accounting in accordance with Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) requires the application of significant subjective judgments to a body of accounting concepts that is complex and for which the interpretations have continued to evolve within the accounting profession and amongst the standard-setting bodies. In our 2006 Form 10-K, we restated prior period financial information to eliminate hedge accounting treatment that had been applied to certain callable debt hedged with derivatives.

GMAC LLC • Form 10-K

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

The restrictions contained in the ResCap operating agreement include the requirements that ResCap’s total equity be at least $6.5 billion for dividends to be paid. If ResCap is permitted to pay dividends pursuant to the previous sentence, the cumulative amount of such dividends may not exceed 50% of ResCap’s cumulative net income (excluding payments for income taxes from our election for federal income tax purposes to be treated as a limited liability company), measured from July 1, 2005, at the time such dividend is paid. These restrictions will cease to be effective if ResCap’s total equity has been at least $12 billion as of the end of each of two consecutive fiscal quarters or if we cease to be the majority owner. In connection with the Sale Transactions, GM was released as a party to this operating agreement, but the operating agreement remains in effect between ResCap and us. At December 31, 2008, ResCap had consolidated total equity of approximately $2.2 billion.

A failure of or interruption in the communications and information systems on which we rely to conduct our business could adversely affect our revenues and profitability.

We rely heavily upon communications and information systems to conduct our business. Any failure or interruption of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer applications being received, slower processing of applications, and reduced efficiency in servicing. The occurrence of any of these events could have a material adverse effect on our business.

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

We use estimates and various assumptions in determining the fair value of many of our assets, including certain loans held-for-investment for which we elected fair value accounting, retained interests from securitizations of loans and contracts, mortgage servicing rights, and other investments, which do not have an established market value or are not publicly traded. We also use estimates and assumptions in determining our allowance for credit losses on our loan and contract portfolios, in determining the residual values of leased vehicles, and in determining our reserves for insurance losses and loss adjustment expenses. It is difficult to determine the accuracy of our estimates and assumptions, and our actual experience may differ materially from these estimates and assumptions. As an example, the continued decline of the domestic housing market, especially (but not exclusively) with regard to the nonprime sector, has resulted in increases of the allowance for loan losses at ResCap for 2006 and 2007. A material difference between our estimates and assumptions and our actual experience may adversely affect our cash flow, profitability, financial condition, and business prospects.

Our business outside the United States exposes us to additional risks that may cause our revenues and profitability to decline.

We conduct a significant portion of our business outside the United States which exposes us to risks. The risks associated with our operations outside the United States include:

•	multiple foreign regulatory requirements that are subject to change;

•	differing local product preferences and product requirements;

•	fluctuations in foreign currency exchange rates and interest rates;

•	difficulty in establishing, staffing, and managing foreign operations;

•	differing labor regulations;

GMAC LLC • Form 10-K

•	consequences from changes in tax laws; and

•	political and economic instability, natural calamities, war, and terrorism.

The effects of these risks may, individually or in the aggregate, adversely affect our revenues and profitability.

Our business could be adversely affected by changes in currency exchange rates.

We are exposed to risks related to the effects of changes in foreign currency exchange rates. Changes in currency exchange rates can have a significant impact on our earnings from international operations as a result of foreign currency translation adjustments. While we carefully watch and attempt to manage our exposure to fluctuation in currency exchange rates, these types of changes can have material adverse effects on our business and results of operations and financial condition.

We are exposed to credit risk, which could affect our profitability and financial condition.

We are subject to credit risk resulting from defaults in payment or performance by customers for our contracts and loans, as well as contracts and loans that are securitized and in which we retain a residual interest. For example, the continued decline in the domestic housing market has resulted in an increase in delinquency rates related to mortgage loans that ResCap either holds or retains an interest in. Furthermore, a weak economic environment and the continued deterioration of the housing market could exert pressure on our consumer automotive finance customers resulting in higher delinquencies, repossessions, and losses. There can be no assurances that our monitoring of our credit risk as it impacts the value of these assets and our efforts to mitigate credit risk through our risk-based pricing, appropriate underwriting policies, and loss mitigation strategies are or will be sufficient to prevent a further adverse effect on our profitability and financial condition. As part of the underwriting process, we rely heavily upon information supplied by third parties. If any of this information is intentionally or negligently misrepresented and the misrepresentation is not detected before completing the transaction, the credit risk associated with the transaction may be increased.

Fluctuations in valuation of investment securities or significant fluctuations in investment market prices could negatively affect revenues.

Investment market prices in general are subject to fluctuation. Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value that could negatively affect our revenues. Additionally, fluctuations in the value of investment securities available-for-sale could result in unrealized losses recorded in equity. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, national and international events, and general market conditions.

We may be required to repurchase contracts and provide indemnification if we breach representations and warranties from our securitization and whole-loan transactions, which could harm our profitability and financial condition.

When we sell retail contracts or leases through whole-loan sales or securitize retail contracts, leases, or wholesale loans to dealers, we are required to make representations and warranties about the contracts, leases, or loans to the purchaser or securitization trust. Our whole-loan sale agreements generally require us to repurchase retail contracts or provide indemnification if we breach a representation or warranty given to the purchaser. Likewise, we are required to repurchase retail contracts, leases, or loans and may be required to provide indemnification if we breach a representation or warranty in connection with our securitizations. Similarly, sales of mortgage loans through whole-loan sales or securitizations require us to make representations and warranties about the mortgage loans to the purchaser or securitization trust. Our whole-loan sale agreements generally require us to repurchase or substitute loans if we breach a representation or warranty given to the purchaser. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its origination. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. The remedies available to a purchaser of mortgage loans may be broader than those available to us against the original seller of the mortgage loan. Also, originating brokers and correspondent lenders often lack sufficient capital to repurchase more than a limited number of such loans and numerous brokers and correspondents are no longer in business. If a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the seller of the mortgage loan to us or the borrower.

GMAC LLC • Form 10-K

Like others in the mortgage industry, ResCap has experienced a material increase in repurchase requests. Significant repurchase activity could continue to harm our profitability and financial condition.

Significant indemnification payments or contract, lease, or loan repurchase activity of retail contracts or leases or mortgage loans could harm our profitability and financial condition.

We have repurchase obligations in our capacity as servicer in securitizations and whole-loan sales. If a servicer breaches a representation, warranty, or servicing covenant with respect to an automotive receivable or mortgage loan, the servicer may be required by the servicing provisions to repurchase that asset from the purchaser. If the frequency at which repurchases of assets occurs increases substantially from its present rate, the result could be a material adverse effect on our financial condition, liquidity, and results of operations.

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

In most securitizations and whole-loan sales, the owner of the receivables or mortgage loans will be entitled to declare a servicer default and terminate the servicer upon the occurrence of specified events. These events typically include a bankruptcy of the servicer, a material failure by the servicer to perform its obligations, and a failure by the servicer to turn over funds on the required basis. The termination of these servicing rights, were it to occur, could have a material adverse effect on our financial condition, liquidity, and results of operations and those of our mortgage subsidiaries. For the year ended December 31, 2008, our consolidated mortgage servicing fee income was approximately $1.8 billion.

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

In light of current conditions in the U.S. financial markets and economy, regulators have increased their focus on the regulation of the financial services industry. For instance, in October 2008, Congress passed the Emergency Economic Stabilization Act of 2008, which in turn created the Troubled Asset Relief Program and the Capital Purchase Program. We are unable to predict how these and any future programs will be administered or implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition, and results of operations. We are also affected by the policies adopted by regulatory authorities and bodies of the United States and other governments. For example, the actions of the Federal Reserve and international central banking authorities directly impact our cost of funds for lending, capital raising and investment activities and may impact the value of financial instruments we hold. In addition, such changes in monetary policy may affect the credit quality of our customers. Changes in domestic and international monetary policy are beyond our control and difficult to predict.

GMAC LLC • Form 10-K

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

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our reported revenues, profitability, and financial condition

Our financial statements are subject to the application of U.S. generally accepted accounting principles, which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by recognized authoritative bodies, including the Financial Accounting Standards Board and the SEC. Those changes could adversely affect our reported revenues, profitability, or financial condition.

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

Any sustained period of increased delinquencies, foreclosures, or losses could further harm our ability to sell our mortgage and new and used vehicle loans, the prices we receive for our mortgage and new and used vehicle loans, or the value of our portfolio of mortgage and new and used vehicle loans held-for-investment or interests from our securitizations, which could harm our revenues, profitability, and financial condition. Continued adverse business and economic conditions could, and in the near-term likely will, further impact demand for housing, new and used vehicles, the cost of construction, and other related factors that have harmed, and could continue to harm, the revenues and profitability of our business capital operations.

In addition, our business and earnings are significantly affected by the fiscal and monetary policies of the U.S. government and its agencies and similar governmental authorities in the markets in which we operate outside the United States. We are particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. The FRB’s policies influence the new and used vehicle financing market and the size of the mortgage origination market, which significantly impacts the earnings of our businesses and the earnings of our business capital activities. The FRB’s policies also influence the yield on our interest-earning assets and the cost of our interest bearing liabilities. Changes in those policies are beyond our control and difficult to predict, and could adversely affect our revenues, profitability and financial condition.

GMAC LLC • Form 10-K

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

Our primary executive and administrative offices are located in Detroit, Michigan, New York, New York, and Charlotte, North Carolina. In Detroit, we lease approximately 220,000 square feet from GM pursuant to a lease agreement expiring in November 2016. In New York, we lease approximately 18,000 square feet of office space under a lease that expires in July 2011, and in Charlotte, we lease approximately 26,000 square feet of office space under a lease expiring in May 2009.

The primary office for our North American Automotive Finance operations is located in Detroit, Michigan, and is included in the totals referenced above. Our International Automotive Finance operations include leased space in approximately 30 countries totaling approximately 678,000 square feet. The largest countries include the United Kingdom and Italy with office space under lease of approximately 121,000 square feet and 87,000 square feet, respectively.

The primary office for our U.S. Insurance operations is located in Southfield, Michigan. Other significant offices are located in Maryland Heights, Missouri and Winston-Salem, North Carolina. In Southfield, we lease approximately 91,000 square feet of office space under leases expiring in March 2010. Our Maryland Heights and Winston-Salem offices are approximately 136,000 square feet and 444,000 square feet, respectively, under leases expiring in September 2014. Our Insurance operations also have leased offices in Mexico and the United Kingdom.

The primary offices for our ResCap operations are located in Fort Washington, Pennsylvania, and Minneapolis, Minnesota. In Fort Washington, ResCap leases approximately 450,000 square feet of office space pursuant to a lease that expires in November 2019. In Minneapolis, we lease approximately 259,000 square feet of office space under a lease expiring in March 2013. ResCap also has significant leased offices in Texas and California.

In addition to the properties described above, we lease additional space throughout the United States and in the approximately 40 countries in which we operate, including additional facilities in Canada, Germany, and the United Kingdom. We believe that our facilities are adequate for us to conduct our present business activities.

GMAC LLC • Form 10-K

Item 3.	Legal Proceedings

We are subject to potential liability under various governmental proceedings, claims, and legal actions that are pending or otherwise have been asserted against us.

We are named as defendants in a number of legal actions, and we are occasionally involved in governmental proceedings arising in connection with our respective businesses. Some of the pending actions purport to be class actions. We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for the claims. On the basis of information currently available, advice of counsel, available insurance coverage, and established reserves, it is the opinion of management that the eventual outcome of the actions against us, including those described below, will not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of legal matters, if unfavorable, may be material to our consolidated financial condition, results of operations, or cash flows. Furthermore, any claim or legal action against GM that results in GM incurring significant liability could also have an adverse effect on our consolidated financial condition, results of operations, or cash flows. For a discussion of pending cases against GM, refer to Item 3 in GM’s 2008 Annual Report on Form 10-K, filed separately with the SEC, which report is not deemed incorporated into any of our filings under the Securities Act of 1933, as amended (Securities Act) or the Securities Exchange Act of 1934, as amended (Exchange Act).

Pending legal proceedings, other than ordinary routine litigation incidental to the business, to which GMAC became, or was, a party during the year ended December 31, 2008, or subsequent thereto, but before the filing of this report are summarized as follows:

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

Plaintiffs filed a third amended complaint in In re General Motors Securities and Derivative Litigation on August 15, 2006 (certain shareholder derivative cases brought against GM were consolidated with In re General Motors Securities Litigation for coordinated or consolidated pretrial proceedings, and the caption was modified). The amended

GMAC LLC • Form 10-K

complaint did not include claims against the underwriters previously named as defendants; alleged a proposed class period of April 13, 2000, through March 20, 2006; did not include the previously asserted claim for the rescission of incentive compensation against Mr. Wagoner and Mr. Devine; and contained additional factual allegations regarding GM’s restatements of financial information filed with its reports to the SEC. On October 13, 2006, the defendants filed a motion to dismiss the amended complaint in the shareholder class action litigation, which remains pending. On December 14, 2006, plaintiffs filed a motion for leave to file a fourth amended complaint in the event the Court grants the defendants’ motion to dismiss. The defendants have opposed the motion for leave to file a fourth amended complaint.

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

On January 5, 2006, defendants submitted to the Judicial Panel on Multidistrict Litigation an Amended Motion seeking to add to their original Motion the Rosen, Gluckstern, and Orr cases for consolidated pretrial proceedings in the U.S. District Court for the Eastern District of Michigan. On April 17, 2006, the Judicial Panel on Multidistrict Litigation entered an order transferring In re General Motors Corporation Securities Litigation to the U.S. District Court for the Eastern District of Michigan for coordinated or consolidated pretrial proceedings with Stein v. Bowles, et al.; Rosen, et al. v. General Motors Corp., et al.; Gluckstern v. Wagoner, et al.; and Orr v. Wagoner, et al. (while the motion was pending, plaintiffs voluntarily dismissed Rosen). In October 2007, the U.S. District Court for the Eastern District of Michigan appointed a special master for the purpose of facilitating settlement negotiations in the consolidated case, now captioned In re General Motors Corporation Securities and Derivative Litigation. The parties reached an agreement to settle the GM Securities litigation on July 21, 2008, which required GM to pay $277 million. This settlement was finally approved by the District Court in January 2009, and an objector filed a notice of appeal to that approval order on January 30, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matter was submitted to a vote of GMAC security holders during the fourth quarter of 2008:

•

Effective November 14, 2008, the holders of GMAC’s Class A and Class B Common Equity Interests approved by joint unanimous consent the acquisition by GMAC, or one of its subsidiaries, of ResMor Trust Company (an indirect subsidiary of Residential Capital, LLC) and the transfer of ResMor Trust Company by GMAC Residential Funding of Canada, Ltd. to GMAC or one of its subsidiaries.

Part II

GMAC LLC • Form 10-K

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Membership Interests

We currently have authorized and outstanding common voting membership interests consisting of 216,719 Class A Membership Interests (Class A Interests) and 323,201 Class B Membership Interests (Class B Interests), which have equal rights and preferences in our assets and constitute all of the common voting interests of GMAC (Class A Interests and Class B Interests are collectively referred to as our Common Membership Interests). Currently, FIM Holdings owns all 216,719 Class A Interests (40.14% of total GMAC common voting interests) and GM, through a wholly owned subsidiary of GM, owns all 323,201 Class B Interests (59.86% of total GMAC common voting interests).

We further have authorized and outstanding 8,330 Class C Membership Interests (Class C Interests), which are deemed “profits interests” and not “capital interests,” as those terms are defined under applicable tax regulations, and are held directly by GMAC Management LLC, a wholly owned subsidiary of GMAC. Class C Interests were issued pursuant to the GMAC Management LLC Class C Membership Interest Plan, an incentive compensation plan. GMAC currently has no intention to issue further Class C Interests pursuant to this plan.

Our Common Membership Interests and Class C Interests are privately held. As such, there is no established trading market for these interests.

Preferred Membership Interests

Series D-1 and Series D-2 Preferred Membership Interests

On December 29, 2008, as part of the Automotive Industry Financing Program created under the Troubled Asset Relief Program (TARP) established by the U.S. Department of Treasury (the Treasury) under the Emergency Economic Stabilization Act of 2008 (the EESA), we entered into an agreement (the Purchase Agreement) with the Treasury pursuant to which we issued and sold to the Treasury (i) 5,000,000 units of GMAC’s Fixed Rate Cumulative Perpetual Preferred Membership Interests, Series D-1, having a capital amount of $1,000 per share (the Series D-1 Preferred Interests) and (ii) a ten-year warrant to purchase up to approximately 250,000 units of GMAC’s Fixed Rate Cumulative Perpetual Preferred Membership Interests, Series D-2 (the Warrant Interests), at an initial exercise price of $0.01 per unit (the Warrant), for an aggregate purchase price of $5.0 billion in cash (collectively, the TARP Preferred Interests). On December 29, 2008, the Treasury exercised the Warrant for 250,000 Warrant Interests for an aggregate exercise price of approximately $2,500.

Cumulative distributions on the Series D-1 Preferred Interests accrue at a rate of 8% per annum, on (i) the capital amount per unit of Series D-1 Preferred Interests and (ii) the amount of accrued and unpaid distributions for any prior distribution period on the Series D-1 Preferred Interests, if any. Distributions will be paid only if and when declared by GMAC’s Board of Managers. Declared distributions on the Series D-1 Preferred Interests will be payable quarterly, in arrears. The Series D-1 Preferred Interests have no maturity date and rank senior to GMAC’s Common Membership Interests and Class C Interests (collectively, the Junior Membership Interests), and rank equal with GMAC’s other preferred membership interests with respect to the payment of distributions and amounts payable upon liquidation, dissolution and winding-up of GMAC.

The Series D-1 Preferred Interests generally are nonvoting, other than class-voting on certain matters under certain circumstances, including, generally, the authorization of senior membership interests, the amendment of the Series D-1 Preferred Interests and any exchange, reclassification, merger and consolidation involving the Series D-1 Preferred Interests (other than a conversion of GMAC into a corporation). If distributions on the Series D-1 Preferred Interests have not been paid for an aggregate of six quarterly distribution periods or more, whether or not consecutive, GMAC’s authorized number of managers constituting its Board of Managers will be automatically increased by two, and the holders of the Series D-1 Preferred Interests will have the right to elect managers to fill the newly created manager positions. These two managers will serve until all accrued and unpaid distributions on the Series D-1 Preferred Interests have been paid in full.

After the date that is three years from the date of issuance of the Series D-1 Preferred Interests, GMAC may, at its option, redeem, in whole or in part, from time to time, the Series D-1 Preferred Interests then outstanding. Prior to this date, GMAC may redeem the Series D-1 Preferred Interests if (i) GMAC has raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in Amendment No. 6 to the LLC Agreement, which was filed as Exhibit 3.2 to our

GMAC LLC • Form 10-K

Form 8-K dated January 2, 2009) of not less than $1.25 billion and (ii) the aggregate redemption price does not exceed the aggregate net cash proceeds from such Qualified Equity Offerings. Any redemption of the Series D-1 Preferred Interests shall be at a redemption price equal to (i) the capital amount per unit of Series D-1 Preferred Interests, plus (ii) any accrued and unpaid distributions. Holders of the Series D-1 Preferred Interests do not have any right to require the redemption or repurchase of any shares of the Series D-1 Preferred Interests. Any redemption of the Series D-1 Preferred Interests is subject to the consent of the Board of Governors of the Federal Reserve System.

The Warrant Interests have the same rights, preferences, privileges, voting rights and other terms as the Series D-1 Preferred Interests, except that (i) the Warrant Interests receive distributions at a rate of 9% per annum and (ii) the Warrant Interests may not be redeemed until all of the Series D-1 Preferred Interests have been redeemed.

If approved by the GMAC Board of Managers, distributions on the Series D-1 Preferred Interests and the Warrant Interests are payable quarterly on February 15, May 15, August 15, and November 15 of each year.

Subject to certain exceptions, the Purchase Agreement generally prohibits GMAC and its subsidiaries from paying dividends or distributions on, or redeeming repurchasing or acquiring, their membership interests or other equity securities without the consent of the Treasury or, in the case of tax distributions on Junior Membership Interests, without the consent of the President’s Designee (as defined in H.R. 7321) unless GMAC has redeemed the Series D-1 Preferred Interests and Warrant Interests or Treasury has transferred all of the Series D-1 Preferred Interests and Warrant Interests to a third party. Exceptions to these restrictions include, among others, the ability to pay regular distributions on preferred membership interests that are otherwise permitted under the terms of the TARP Preferred Interests.

The Series D-1 Preferred Interests, the Warrant, and the Warrant Interests were issued to the Treasury in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. GMAC has agreed to register the resale or secondary offering of the Series D-1 Preferred Interests and the units of Warrant Interests issued on the exercise of the Warrant no later than March 31, 2009.

Class E Preferred Membership Interests

On December 31, 2008, GMAC completed private exchange offers and cash tender offers pursuant to which GMAC purchased and/or exchanged certain of its and its subsidiaries’ (including ResCap’s) outstanding notes (the Offers). In connection with the settlement of the Offers, GMAC issued 2,576,601 units of Class E Preferred Membership Interests (the Class E Interests) to Preferred Blocker Inc. (Blocker), a Delaware corporation and wholly owned nonconsolidated subsidiary of GMAC.

Blocker is entitled to receive from GMAC in respect of the Class E Interests, when, as and if declared by GMAC’s Board of Managers out of funds legally available for payment, cash distributions at the rate per annum of 11.86%. Distributions shall be payable quarterly on February 15, May 15, August 15, and November 15 of each year. Distributions not declared by GMAC’s Board of Managers will accumulate. On January 16, 2009, GMAC completed a $1.25 billion rights offering (the Rights Offering) pursuant to which GMAC issued additional common membership interests to FIM Holdings and a subsidiary of GM. Upon completion of the Rights Offering, the distribution rate on the Class E Interests was reduced from 15.25% per annum to 11.86% per annum. The Class E Interests generally are nonvoting, other than class-voting on certain matters under certain circumstances that are specifically related to the Class E Interests.

Pursuant to the terms of the Offers, Blocker then issued 2,576,601 units of new 9% Cumulative Perpetual Preferred Stock (the Blocker Preferred Stock) to investors. Holders of the Blocker Preferred Stock are entitled to receive from Blocker, when, as and if declared by Blocker’s Board of Directors out of funds legally available for payment, cash dividends at a rate per annum equal to 7%. Upon completion of the Rights Offering, the interest rate on Blocker Preferred was reduced from 9% to 7%. Distributions are payable quarterly on February 15, May 15, August 15, and November 15 of each year, and are cumulative.

GM Preferred Membership Interests

We currently have authorized and outstanding 1,021,764 GM Preferred Membership Interests, all of which are held by GM Preferred Finance Co. Holdings Inc., a wholly owned subsidiary of GM. We are required to make distributions for each fiscal quarter with respect to the GM Preferred Interests if certain conditions are met. Distributions are made in cash on a pro

GMAC LLC • Form 10-K

rata basis no later than the tenth business day following the delivery of our quarterly and annual financial statements, and are paid at the rate of 10% per annum. Our Board of Managers is permitted to reduce any distribution to the extent required to avoid a reduction of the equity capital of GMAC below a minimum amount of equity capital equal to approximately $15.5 billion, which was our net book value as of November 30, 2006, as determined in accordance with accounting principles generally accepted in the United States of America. In addition, our Board of Managers may suspend the payment of distributions with respect to any one or more fiscal quarters with majority members’ consent. Distributions not made do not accumulate.

Refer to Item 12 for further information regarding ownership of the foregoing common and preferred membership interests.

Distributions

For the year ended December 31, 2008, there were $79 million of distributions on our Common Membership Interests and no distributions on our Preferred Membership Interests. The distributions made on our Common Membership Interests primarily represented remittances to GM for tax settlements and refunds received related to tax periods prior to the Sales Transactions as required per the terms of the Purchase and Sale Agreement between GM and FIM Holdings. Prior to the Sale Transactions we paid cash and noncash dividends to GM of $9.7 billion in 2006.

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

As of and for the year ended December 31, ($ in millions)	2008	2007	2006	2005	2004
Total financing revenue	$18,395	$21,187	$23,103	$21,312	$20,324
Interest expense	11,870	14,776	15,560	13,106	9,659
Depreciation expense on operating lease assets	5,483	4,915	5,341	5,244	4,828
Impairment of investment in operating leases	1,234	—	—	—	—

Net financing (loss) revenue	(192)	1,496	2,202	2,962	5,837
Total other revenue (a)	17,050	10,303	12,620	11,955	9,868

Total net revenue	16,858	11,799	14,822	14,917	15,705
Provision for credit losses	3,683	3,096	2,000	1,074	1,953
Impairment of goodwill and other intangible assets (b)	58	455	840	712	—
Total other noninterest expense	11,256	10,190	9,754	9,652	9,496

Income (loss) before income tax expense	1,861	(1,942)	2,228	3,479	4,256
Income tax (benefit) expense (c)	(7)	390	103	1,197	1,362

Net income (loss)	$1,868	$(2,332)	$2,125	$2,282	$2,894
Total assets	$189,476	$248,939	$291,971	$324,321	$325,854
Total debt	$126,321	$193,148	$236,985	$254,698	$268,997
Total equity	$21,854	$15,565	$14,369	$21,685	$22,436

(a)	2008 amount includes $12.6 billion for gains on the extinguishment of debt, primarily related to private exchange and cash tender offers settled during the fourth quarter. 2006 amount includes realized capital gains of $1.1 billion primarily related to the rebalancing of our investment portfolio at our Insurance operations.
(b)	Relates primarily to goodwill and other intangible asset impairments taken at our Insurance operations in 2008, ResCap in 2007, our Commercial Finance Group operations in 2006 and 2005, and our former commercial mortgage operations in 2005.
(c)	Effective November 28, 2006, GMAC, along with certain of its U.S. subsidiaries, converted to limited liability companies (LLCs) and became pass-through entities for U.S. federal income tax purposes. Our conversion to an LLC resulted in a change in tax status and the elimination of a $791 million net deferred tax liability through income tax expense.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. For a discussion of important risk factors that could cause actual results to differ, refer to Item 1A. The following section should be read in conjunction with the more detailed information, including our financial statements and the notes thereto, which appear elsewhere in this Annual Report.

Background

GMAC is a leading, independent, globally diversified, financial services firm with approximately $189 billion of assets at December 31, 2008. Founded in 1919 as a wholly owned subsidiary of General Motors Corporation (General Motors or GM), GMAC was established to provide GM dealers with the automotive financing necessary to acquire and maintain vehicle inventories and to provide retail customers the means by which to finance vehicle purchases through GM dealers. On November 30, 2006, GM sold a 51% interest in us (the Sale Transactions) to FIM Holdings LLC (FIM Holdings), an investment consortium led by Cerberus FIM Investors, LLC, the sole managing member. The consortium also includes an affiliate of Citigroup Inc., Aozora Bank Ltd., and a subsidiary of The PNC Financial Services Group, Inc. On December 24, 2008, the Board of Governors of the Federal Reserve System approved our application to become a bank holding company under the Bank Holding Company Act of 1956, as amended. Refer to Item 12 for further details of current GMAC ownership and future changes in ownership that will be required as a result of this approval.

We currently operate in the following primary lines of business — Global Automotive Finance, Mortgage (Residential Capital, LLC or ResCap), Insurance, and Other. The following table summarizes the operating results of each line of business for the years ended December 31, 2008, 2007, and 2006. Operating results for each of the lines of business are more fully described in the MD&A sections that follow.

Year ended December 31, ($ in millions)	2008	2007	2006	Favorable/ (unfavorable) 2008-2007 % change	Favorable/ (unfavorable) 2007-2006 % change
Total net revenue (loss)
Global Automotive Finance	$2,771	$4,955	$4,361	(44)	14
ResCap	(298)	1,676	4,318	(118)	(61)
Insurance	4,743	4,902	5,616	(3)	(13)
Other	9,642	266	527	n/m	(50)

Total	$16,858	$11,799	$14,822	43	(20)

Net (loss) income
Global Automotive Finance	$(2,066)	$1,485	$1,243	n/m	19
ResCap	(5,611)	(4,346)	705	(29)	n/m
Insurance	459	459	1,127	—	(59)
Other	9,086	70	(950)	n/m	107

Total	$1,868	$(2,332)	$2,125	180	n/m

n/m = not meaningful

•

Our Global Automotive Finance operations offer a wide range of financial services and products (directly and indirectly) to retail automotive consumers, automotive dealerships, and other commercial businesses. Our Global Automotive Finance operations consist of two separate reportable segments — North American Automotive Finance operations and International Automotive Finance operations. The products and services offered by our Global Automotive Finance operations include the purchase of retail installment sales contracts and leases, offering of term loans, dealer floorplan financing and other lines of credit to dealers, fleet leasing, and vehicle remarketing services. In addition, our Global Automotive Finance operations utilize asset securitization and whole-loan sales to

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

the extent available as a critical component of our diversified funding strategy. Whereas most of our operations have historically focused on prime automotive financing to and through GM or GM-affiliated dealers, our Nuvell and National operations, which are part of our North American Automotive Finance operations, have focused on nonprime automotive financing through GM-affiliated dealers and also provide private-label automotive financing. Our National operations, which is also part of our North American Automotive Finance operations, have focused on prime and nonprime financing through non-GM dealers.

During late 2008, in response to the recent credit environment and other market conditions, our North American Automotive Finance operations temporarily implemented a more conservative purchase policy for consumer automotive financing generally limiting purchases to customers having a credit score of 700 or greater. As a result of the general tightening on credit underwriting, effective January 2009, we have ceased originating financing volume through Nuvell and National. We have also increased the rates we charge dealers for nonincentivized consumer automotive financing. These changes in pricing and underwriting are related to the current market environment, which has reduced our access to funding and increased our cost of funds. Upon obtaining bank holding company status in late December 2008, we modified our credit criteria to include retail financing for customers with lower credit bureau scores. Additionally, our International Automotive Finance operations recently announced plans to cease retail and wholesale originations in Australia, New Zealand, and retail originations in certain European markets. Our International Automotive Finance operations also announced plans to reduce retail originations in certain Latin American markets due to the current market environment that has reduced our access to funding and increased funding costs. We further plan to implement a more conservative pricing policy throughout remaining European markets to more closely align lending activity with the current capital markets. As a result of these actions, automotive financing volume was significantly lower in 2008 as compared to 2007. We expect these actions to remain in place until the credit markets stabilize and accessibility improves.

•

Our ResCap operations engage in the origination, purchase, servicing, sale, and securitization of consumer (i.e., residential) mortgage loans and mortgage-related products. In response to market conditions, ResCap has substantially eliminated its production of loans that do not conform to the underwriting guidelines of Fannie Mae, Freddie Mac, and Ginnie Mae. ResCap has further curtailed activities related to both its business capital group, which provides financing and equity capital to residential land developers and homebuilders, and its international business group, which has substantially all of its operations outside of the United States, except for insured mortgages in Canada. Certain agreements are in place between ResCap and us that restrict ResCap’s ability to declare dividends or prepay subordinated indebtedness owed to us that may inhibit our ability to return funds for dividend and debt payments.

•

Our Insurance operations offer vehicle service contracts and underwrite personal automobile insurance coverages (ranging from preferred to nonstandard risks), homeowners’ insurance coverage, and selected commercial insurance coverages in the United States, Canada, and internationally. We are a leading provider of vehicle service contracts with mechanical breakdown and maintenance coverages. Our vehicle service contracts offer vehicle owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle warranty. We underwrite and market nonstandard, standard, and preferred-risk physical damage and liability insurance coverages for passenger automobiles, motorcycles, recreational vehicles, and commercial automobiles through independent agency, direct response, and internet channels. Additionally, we market private-label insurance through a long-term agency relationship with Homesite Insurance, a national provider of home insurance products. We also provide commercial insurance, primarily covering dealers’ wholesale vehicle inventory.

•	Other operations consist of our Commercial Finance Group, certain equity investments, corporate activities, and reclassifications and eliminations between the reportable segments.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

Consolidated Results of Operations

The following table summarizes our consolidated operating results for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by line of business.

Year ended December 31, ($ in millions)	2008	2007	2006	Favorable/ (unfavorable) 2008-2007 % change	Favorable/ (unfavorable) 2007-2006 % change
Revenue
Total financing revenue	$18,395	$21,187	$23,103	(13)	(8)
Interest expense	11,870	14,776	15,560	20	5
Depreciation expense on operating lease assets	5,483	4,915	5,341	(12)	8
Impairment of investment in operating leases	1,234	—	—	n/m	—

Net financing (loss) revenue	(192)	1,496	2,202	(113)	(32)
Other revenue
Net servicing income	1,498	1,649	770	(9)	114
Insurance premiums and service revenue earned	4,329	4,378	4,183	(1)	5
(Loss) gain on mortgage and automotive loans, net	(1,560)	508	1,470	n/m	(65)
Gains on extinguishment of debt	12,628	563	—	n/m	n/m
Investment (loss) income	(446)	473	2,143	(194)	(78)
Gains on sale of equity-method investments, net	—	—	411	—	(100)
Other income	601	2,732	3,643	(78)	(25)

Total other revenue	17,050	10,303	12,620	65	(18)
Total net revenue	16,858	11,799	14,822	43	(20)
Provision for credit losses	3,683	3,096	2,000	(19)	(55)
Noninterest expense
Insurance losses and loss adjustment expenses	2,522	2,451	2,420	(3)	(1)
Impairment of goodwill and other intangible assets	58	455	840	87	46
Other operating expenses	8,734	7,739	7,334	(13)	(6)

Total noninterest expense	11,314	10,645	10,594	(6)	—
Income (loss) before income tax (benefit) expense	1,861	(1,942)	2,228	196	(187)
Income tax (benefit) expense	(7)	390	103	102	n/m

Net income (loss)	$1,868	$(2,332)	$2,125	180	n/m

n/m=not meaningful

2008 Compared to 2007

We reported net income of $1.9 billion for the year ended December 31, 2008, compared to a net loss of $2.3 billion in 2007. The 2008 results were primarily driven by a fourth quarter private debt exchange and cash tender offers that resulted in a $11.5 billion pretax gain on extinguishment of debt. The majority of the gain was offset by losses experienced by ResCap and our Global Automotive Finance operations as adverse market conditions continued to persist, both domestically and internationally. Disruption within the mortgage, housing, and capital markets contributed to a lack of liquidity, depressed asset valuations and a weak used vehicle market, impairments on lease residual values, additional loss provisions related to credit deterioration, and lower production levels. Despite these adverse factors, our Insurance operations remained profitable.

Total financing revenue decreased by 13% during the year ended December 31, 2008, compared to 2007, due primarily to a decrease in the size of ResCap’s loan portfolio caused by lower loan production, continued portfolio run-off, and the deconsolidation of $27.4 billion in securitization trusts in late 2007. Additionally, increased delinquency rates adversely impacted ResCap’s financing revenue. Global Automotive Finance operations experienced a decrease in consumer finance revenue due to tighter underwriting standards and lower industry sales; however, the decrease was offset by an increase in operating lease revenue. Operating lease revenue (along with the related depreciation expense) increased due to an increase in the average size of the operating lease portfolio. The increase in the average size of the operating lease portfolio primarily occurred during the first half of 2008 as the portfolio was recovering from the transfer of approximately $12.6 billion of net operating assets to GM during November 2006 as part of the Sales Transactions. During the second half of 2008, the portfolio size began to decrease as we exited leasing in certain markets and increased pricing as a result of the impact of significant declines in used vehicle prices.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

Interest expense decreased 20% during the year ended December 31, 2008, compared to 2007. The decrease was primarily due to lower average borrowings at ResCap due to a $34.9 billion reduction in the asset base, partially offset by higher funding rates due to unfavorable market conditions and our 2008 refinancing initiatives, which primarily consisted of our private debt exchange. Our Global Automotive Finance operations experienced an increase in interest expense due to increased credit spreads, increased funding costs related to asset growth in certain international markets, and unfavorable foreign currency movements.

The $1.2 billion impairment of vehicle operating lease assets resulted from significant declines in used vehicle demand and used vehicle sale prices. Impairments recognized by our North American Automotive Finance operations totaled $1.2 billion and consisted of $808 million related to sport-utility vehicles and trucks in the United States and Canada and $384 million related to the car portfolio in the United States. The impairment recognized by our International Automotive Finance operations totaled $42 million and related to its full-service leasing portfolio.

Net servicing income decreased 9% during the year ended December 31, 2008, compared to 2007, primarily due to decreases in servicing fees collected from GM as certain operating leases transferred during the Sales Transactions continue to run-off as they reached the end of their lease term.

Insurance premiums and service revenue decreased 1% during the year ended December 31, 2008, compared to 2007. Insurance premiums and service revenue earned was adversely affected by fewer U.S. personal automotive policies and lower volume in dealership-related products due to sharp declines in vehicle sales, challenging domestic pricing conditions, and the sale of our U.S. reinsurance managing general agency in November 2008. The business that our U.S. reinsurance agency underwrote was ceded to the purchasing entity. The decrease was partially offset by growth in international operations, both organically and through our acquisition of U.K.-based Provident Insurance in June 2007.

The net loss on mortgage and automotive loans was $1.6 billion for the year ended December 31, 2008, compared to a net gain of $508 million for 2007. The losses recognized in 2008 were primarily due to the sale of certain mortgage loans to enhance liquidity at significantly lower prices due to the absence of traditional investor demand. Unfavorable pricing on automotive loans and decreased securitization activity impacted our North American Automotive Finance operations. These losses were partially curtailed by focusing mortgage loan originations and sales on our prime conforming and government-sponsored products. Additionally, the decrease was partially offset by certain fixed-pricing arrangements established in prior years by our Global Automotive Finance operations.

Gains on extinguishment of debt totaled $12.6 billion during 2008. During the fourth quarter of 2008, the private debt exchange and cash tender offers generated pretax gains of $11.5 billion; of which Other operations recognized $10.7 billion and ResCap recognized $757 million. This gain represents the difference between the carrying value of the exchanged notes and the fair value of the newly issued securities. Refer to the Critical Accounting Estimate section in this MD&A for further discussion related the private debt exchange and cash tender offers. The 2008 results also include additional debt extinguishment gains of $1.3 billion recognized by ResCap, offset by losses of $23 million recognized by Other operations due to the repurchase and extinguishment of ResCap debt. Both of these activities occurred during the second and third quarters of 2008.

Investment losses were $446 million for the year ended December 31, 2008, compared to investment income of $473 million in 2007. The decrease primarily related to a decrease in the size of the investment portfolio, extreme market volatility that resulted in unfavorable valuation adjustments, higher realized losses, and impairment charges on certain investments. The valuation adjustments include declines in the fair value of asset-backed securities and related interests as a result of increased credit losses, rating agency downgrades, declines in the value of underlying collateral, market illiquidity, and changes in discount rate assumptions in certain foreign markets.

Other income decreased 78% during the year ended December 31, 2008, compared to 2007. Results were adversely impacted by decreased real estate-related revenue due to continued stress in the mortgage and capital markets and its effect on homebuilders and unfavorable valuation adjustments related to assets and liabilities measured at fair value. Also, the 2008 results reflect equity-method investment losses and a $570 million full equity-method investment impairment due to the decline in credit market conditions and unfavorable asset revaluations.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

The provision for credit losses increased 19% during the year ended December 31, 2008, compared to 2007. The increase was primarily driven by credit losses for automotive retail balloon contract loans as demand for used vehicles continued to decrease, causing a significant reduction in underlying collateral values. Additionally, weak used vehicle prices drove higher losses due to increased loss severity and repossession rates. The credit provision for commercial receivables also increased due to declining dealer financial health caused by decreasing vehicle sales due to tightened credit standards and conservative consumer spending patterns. These increases were partially offset by decreases related to lower loan origination levels and a decrease in the size of the portfolio following the deconsolidation of various ResCap financing securitizations during the second half of 2007. Additionally, certain fair value elections were made by ResCap on January 1, 2008, which resulted in a lower provision expense because these elected assets within ResCap’s held-for-investment loan portfolio were no longer subject to an allowance.

The impairment of goodwill during the year ended December 31, 2008 was primarily the result of a charge taken by our Insurance operations during the fourth quarter. Refer to the Insurance operations section of MD&A and Note 11 to the Consolidated Financial Statements for more details.

Other operating expenses increased 13% during the year ended December 31, 2008, compared to 2007. The increase was primarily driven by higher operating lease disposal losses of $361 million as a result of less favorable remarketing results, higher professional service fees of $215 million, increased restructuring expenses of $100 million, higher automotive remarketing and repossession expenses of $85 million due to an increase in returned vehicle volume, increased full-service leasing vehicle maintenance costs of $68 million, and increased mortgage representation and warranty expenses of $38 million.

Our consolidated income tax benefit was $7 million during the year ended December 31, 2008, compared to income tax expense of $390 million during the year ended December 31, 2007. Our effective tax rate is heavily dependent upon the pretax income mix between our pass-through and taxable entities. For 2008, the income recognized by pass-through entities on the private debt exchange and cash tender offers was subject to a slightly lower nominal state income tax rate than operating losses incurred earlier in the year. Meanwhile, at our taxable entities, tax expense consisted of ongoing tax provisions on operating profits plus valuation allowance established at certain foreign subsidiaries. Specifically, operating losses incurred primarily at our foreign mortgage subsidiaries were subject to full valuation allowance that resulted in no tax benefit for these subsidiaries. In 2008, losses incurred at our automotive finance and mortgage pass-through entities, combined with other tax adjustments resulted in an immaterial tax expense for the year. Overall, our consolidated tax expense decreased $397 million for the year ended December 31, 2008, compared to the same period in 2007. Included within tax expense was expense related to the establishment of valuation allowances for the years ended December 31, 2008 and 2007, of $1.0 billion and $91 million, respectively. These valuation allowances primarily related to deferred tax assets on our mortgage operations in continental Europe, the United Kingdom, Canada, and Australia.

2007 Compared to 2006

We reported a net loss of $2.3 billion for the year ended December 31, 2007, compared to net income of $2.1 billion in 2006. These results reflect the adverse effects of the continued disruption in the mortgage, housing, and capital markets on ResCap and lower levels of realized capital gains by our Insurance operations, which more than offset the continued strong performance in our Global Automotive Finance operations. ResCap results were adversely affected by domestic economic conditions, including delinquency increases in the mortgage loans held-for-investment portfolio and a significant deterioration in the securitization and residential housing markets. ResCap was also affected by a downturn in certain foreign mortgage and capital markets. The disruption of the mortgage, housing, and capital markets has contributed to a lack of liquidity, depressed asset valuations, additional loss provisions related to credit deterioration, and lower production levels.

Total financing revenue decreased by 8% during the year ended December 31, 2007, compared to 2006, due to decreases experienced by ResCap because of declines in mortgage loan asset balances, lower warehouse-lending balances, and an increase in nonaccrual loans due to higher delinquency rates. Mortgage loan asset balances decreased due to lower loan production, continued portfolio run-off, and the deconsolidation of $27.4 billion in ResCap securitization trusts. In addition, our North American Automotive Finance operations experienced decreases in consumer finance revenue due to lower retail asset levels, as a result of increased securitization and whole-loan sale activity as the business moved to an originate-to-distribute model. Operating lease income declined 7% during the year ended December 31, 2007, compared to

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

2006, due to a reduction in our operating lease portfolio that was primarily driven by the transfer of operating lease assets to GM during November 2006, as part of the Sale Transactions. Similarly, depreciation expense on operating lease assets decreased 8% during the year ended December 31, 2007, compared to 2006, as a result of this reduction.

Interest expense decreased 5% during the year ended December 31, 2007, compared to 2006. This reduction was primarily due to lower levels of outstanding debt as a result of lower asset balances due to increased securitizations and whole-loan sale activity and lower mortgage loan production levels. Additionally, the decrease is attributable to a favorable impact in 2007 of mark-to-market adjustments on certain cancelable swaps, which hedge callable debt. The decrease was also due to the absence of a 2006 debt tender offer in our North American Automotive Finance operations, which resulted in a $225 million pretax charge in 2006.

Net servicing income increased 114% during the year ended December 31, 2007, compared to 2006. This increase was attributable to positive results in hedging activity and an increase in the average size of the mortgage servicing rights portfolio at ResCap. The increase in the average servicing portfolio resulted in an increase in servicing fees of $206.7 million. Increased asset securitization activity and whole-loan sales by our North American Automotive Finance operations also contributed to the increase in comparison with 2006 levels.

Insurance premiums and service revenue increased 5% during the year ended December 31, 2007, compared to 2006. The increase was primarily due to growth internationally, both organically and through the second quarter acquisition of Provident Insurance, and higher earnings in the automotive service contract business. The increase was partially offset by challenging pricing conditions in the domestic personal insurance and reinsurance businesses.

The net gain on sale of loans was $508 million for the year ended December 31, 2007, compared to $1.5 billion for the year ended December 31, 2006. The decrease was primarily attributable to the decline in the fair value of mortgage loans held-for-sale and obligations to fund mortgage loans due to lower investor demand and lack of domestic and foreign market liquidity adversely affecting ResCap. As a result, the pricing for various loan product types deteriorated, as investor uncertainty remained high concerning the performance of these loans. These trends were partially offset by a $526 million gain in 2007 on the sale of residual cash flows related to the deconsolidation of $27.4 billion in ResCap securitization trusts. The decrease was also offset by higher gains realized by our North American Automotive Finance operations due to an increase in securitization and whole-loan sale activity and improved sale margins as a result of the stable-to-declining interest rate environment.

Gains on extinguishment of debt totaled $563 million for the year ended December 31, 2007. During the fourth quarter of 2007, we paid $900 million through open-market repurchases and $241 million through a tender offer for publicly traded ResCap debt securities, resulting in an after-tax gain of $563 million. There were no such gains on extinguishment of debt during 2006.

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

Other income decreased 25% during the year ended December 31, 2007, compared to 2006. The decline was due to a reduction in loans to GM in connection with the Sale Transactions, lower lending balances from a commercial mortgage subsidiary that resulted from the sale of 79% of the business in 2006. The decrease was also driven by increased impairment charges on land contracts and model homes, a loss on model home sales, lower equity income, and a decrease in fee income due to decreased mortgage loan production.

The provision for credit losses increased 55% during the year ended December 31, 2007, compared to 2006. The increase was driven by the continued deterioration in the domestic housing market, which resulted in higher loss severity and frequency, lower home prices, and higher delinquencies at ResCap. Our provision for the automotive finance business

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

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

Insurance losses and loss adjustment expenses remained relatively flat during the year ended December 31, 2007, compared to 2006. The slight increase was primarily due to our international operations, including the Provident Insurance acquisition and organic growth in other businesses. The increase was partially offset by lower loss experience in our U.S. automotive service contract and personal insurance businesses driven by lower volumes and lower weather-related losses affecting our reinsurance business.

The goodwill impairment charge of $455 million during the year ended December 31, 2007, was the result of the impairment of goodwill at our ResCap business in the third quarter of 2007 as a result of certain triggering events including credit downgrades and losses for the business. Refer to Note 11 to the Consolidated Financial Statements for more details. We recorded a charge of $840 million during the year ended December 31, 2006, relating to the impairment of goodwill and intangible assets at our Commercial Finance operations.

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

Outlook

While future market conditions remain uncertain, our operations will continue to look for ways to bring the business in line with the realities of the economic environment. We will continue to reduce costs, balance sheet exposure, and related liquidity requirements through effective asset management. We remain committed to offering a competitive menu of high quality product offerings within the selected core markets. We will continue our growth plan in areas of opportunity and in areas where we continue to maintain a competitive advantage. The following summarizes the key business issues for our operations in 2009:

•

Global Automotive Finance — In 2009, we expect continued weakness in the economic environment caused by stress in the capital and housing markets and high unemployment that will continue to exert pressure on our consumer automotive finance customers resulting in higher delinquencies, repossessions, and losses as compared to historical levels. This will not only impact the financing margins and market valuations on our owned portfolio, but also impact the profit margins we recognize for sold assets. Credit performance in our commercial portfolios could also worsen in 2009 as more dealers experience financial distress as a result of declining profitability and low industry and GM sales volumes. Lower automotive industry sales volume and declining GM sales could also adversely affect our origination volumes for both the consumer and commercial portfolios. As a bank holding company, we expect greater access to more cost-competitive funding sources in 2009. However, our cost of borrowings is expected to remain relatively high, which could result in a lower penetration of GM sales and negatively impact our ability to expand our presence in non-GM dealer networks.

We actively manage our credit risk and believe that as of December 31, 2008, we have appropriately reserved for estimated losses incurred in the portfolios. However, a prolonged or deeper economic recession could continue to adversely affect our earnings and financial condition. As many of our credit exposures are collateralized by

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

vehicles, the severity of losses is particularly sensitive to a decline in used vehicle prices, which may continue to adversely affect credit severity and residual values in our lease portfolio. In addition, continued weakness or further deterioration in macroeconomic factors may result in increased bankruptcy filings by our customers (both consumer and commercial), which would have a negative impact on frequency of losses.

•

ResCap — We do not anticipate the domestic and international market economic conditions will improve during 2009; thus the unfavorable impacts on our residential mortgage operations may continue. These economic conditions include housing market contractions, home price depreciation, reduction in liquidity sources, the elimination of virtually all secondary securitization markets with the exception of government-sponsored or insured markets, and a significant increase in delinquencies with increasing severity and frequency of loss. The economic conditions will result in our residential mortgage operations having lower net interest margin, higher provision for loan losses, lower production and gain on sale margins in our core agency-eligible products, higher real estate investment impairments, and larger expected losses on real estate acquired through foreclosure.

We are exposed to valuation and credit risk on the portfolio of residential mortgage loans held-for-sale and held-for-investment and on the interests retained from our securitization activities of these asset classes. In addition, we are exposed to credit risk in our asset-based lending business. Credit losses in our consumer portfolio are influenced by general business and economic conditions of the industries and countries in which we operate. We actively manage our credit risk and believe that as of December 31, 2008, we have appropriately reserved for estimated losses incurred in the portfolios. However, a negative change in economic factors (particularly in the U.S. economy) could adversely affect our 2009 earnings. As many of our credit exposures are collateralized by homes, the severity of losses is particularly sensitive to a decline in residential home prices. In addition, the overall frequency of losses would be negatively influenced by an increase in adverse macroeconomic factors, such as unemployment rates and bankruptcy filings.

As a result of the difficult market conditions and resulting impact on ResCap’s business, ResCap is likely to continue to rely on GMAC for support in the near-term.

•

Insurance — In 2009, we expect to have positive underwriting results and to mitigate risks caused by a current unstable investment environment. We will continue to aggressively pursue growth in both the domestic and international markets in all product lines through examining viable organic growth initiatives.

Our extended service product line is largely dependent upon new vehicle market sales and vehicle quality. Due to our relationship with GM, we are particularly sensitive to changes in its market share and vehicle quality. Automotive sales forecasts anticipate that new vehicle sales will be lower in 2009. We continue to expect a competitive pricing environment in our domestic consumer products in 2009. Extraordinary weather conditions can have a large impact on underwriting results in our consumer and automobile dealership physical damage products. We mitigate our potential loss exposure through active management of claim settlement activities and believe we have appropriately reserved for unpaid losses and loss adjustment expenses as of December 31, 2008.

We expect to take actions to create a stable earnings stream from our investment portfolio in this volatile investment environment including, but not limited to, mitigating exposure to certain high risk sectors. The performance of our portfolio is dependent upon investment market prices and other underlying factors.

•

Funding and liquidity — Our ability to fund our Global Automotive Finance and ResCap operations in a cost-efficient manner is a key component of our profitability. During the second half of 2008, the mortgage and capital markets experienced significant stress that translated into significant increases in the cost and a lack of availability of new funding. Currently, the cost of funding in the unsecured markets is prohibitive while secured funding costs reflect the fact that investors are more cautious in today’s market environment and that the public asset-backed securities market is generally not available. It is against this backdrop that we continue our ongoing practice of exercising prudent liquidity and capital management. We remain focused on our liquidity position. Despite the funding cost increases we are experiencing, we continue to move forward with our funding plan and work to extend key facilities and find alternative sources of funding. In particular, we are focused on growing our consumer retail deposit base through GMAC Bank. Refer to the Funding and Liquidity section in this MD&A for further discussion.

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

Year ended December 31, ($ in millions)	2008	2007	2006	Favorable/ (unfavorable) 2008-2007 % change	Favorable/ (unfavorable) 2007-2006 % change
Revenue
Consumer	$4,326	$5,334	$5,681	(19)	(6)
Commercial	1,745	1,743	1,602	—	9
Loans held-for-sale	472	143	—	n/m	n/m
Operating leases	8,196	7,217	7,735	14	(7)

Total financing revenue	14,739	14,437	15,018	2	(4)
Interest expense	8,777	8,610	9,216	(2)	7
Depreciation expense on operating lease assets	5,480	4,913	5,328	(12)	8
Impairment of investment in operating leases	1,234	—	—	n/m	—

Net financing (loss) revenue	(752)	914	474	(182)	93
Other revenue
Servicing fees	295	403	270	(27)	49
Gain on automotive loans, net	444	840	537	(47)	56
Gain on extinguishment of debt	41	—	—	n/m	—
Investment income	7	422	399	(98)	6
Other income	2,736	2,376	2,681	15	(11)

Total other revenue	3,523	4,041	3,887	(13)	4
Total net revenue	2,771	4,955	4,361	(44)	14
Provision for credit losses	1,416	510	510	(178)	—
Noninterest expense	3,578	2,732	2,679	(31)	(2)

(Loss) income before income tax (benefit) expense	(2,223)	1,713	1,172	n/m	46
Income tax (benefit) expense	(157)	228	(71)	169	n/m

Net (loss) income	$(2,066)	$1,485	$1,243	n/m	19

Total assets	$143,211	$161,364	$134,603	(11)	20

n/m = not meaningful

2008 Compared to 2007

Global Automotive Finance operations experienced a net loss of $2.1 billion during the year ended December 31, 2008, compared to net income of $1.5 billion during the year ended December 31, 2007. Weaker performance was primarily driven by impairment on operating lease assets of $1.2 billion, higher provisions for credit losses due to weaker consumer and dealer performance, and valuation losses on certain investment securities due to weak used vehicle prices and weaker economic conditions. Additionally, declines in new vehicle financing originations, due to tighter underwriting standards and lower industry sales, adversely impacted results.

Total financing revenue increased 2% for the year ended December 31, 2008, compared to 2007, despite the decrease in consumer revenue. Consumer revenue, combined with interest income on consumer loans held-for-sale, decreased 12% due to tighter underwriting standards and lower industry sales. The income on consumer loans held-for-sale is related to interest on loans that are expected to be sold in whole-loan and securitization transactions over the next twelve months and the increase over the prior year resulted from the movement of the business to an originate-to-distribute platform. The decrease in consumer revenue was offset by the 14% increase in operating lease revenue. Operating lease revenue (along with the related

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

depreciation expense) increased because the average size of the operating lease portfolio increased. The increase in the average size of the portfolio primarily occurred during the first half of 2008 and resulted from an increase to the operating lease portfolio following the transfer of approximately $12.6 billion of net operating assets to GM during November 2006 as part of the Sales Transactions. This increase was partially offset during the second half of 2008 due to a significant decrease in volume as we increased lease pricing and restricted leasing originations due to significant declines in used vehicle prices. We aligned our originations to levels consistent with reduced funding sources as a result of the disruption in the capital markets.

Interest expense increased 2% for the year ended December 31, 2008, compared to 2007, primarily due to increased credit spreads, increased funding costs related to asset growth in certain international markets, and unfavorable foreign currency movements.

The $1.2 billion impairment of vehicle operating lease assets resulted from significant declines in used vehicle demand and used vehicle sale prices. Impairments recognized by our North American Automotive Finance operations totaled $1.2 billion and consisted of $808 million related to sport-utility vehicles and trucks in the United States and Canada and $384 million related to the car portfolio in the United States. The impairment recognized by our International Automotive Finance operations totaled $42 million and related to its full-service leasing portfolio.

Servicing fees decreased 27% for the year ended December 31, 2008, compared to 2007, primarily due to decreases in servicing fees collected from GM, as certain operating leases transferred during the Sales Transactions continued to run-off as they reached the end of their lease term.

Net gain on automotive loans decreased 47% for the year ended December 31, 2008, compared to 2007. The decrease was driven by unfavorable pricing due to deterioration in market conditions and a decrease in off-balance sheet securitization activity by our North American Automotive Finance operations. The decrease was partially offset by certain fixed-pricing arrangements in previously established flow agreements that generated higher gains.

Investment income decreased 98% during the year ended December 31, 2008, compared to 2007. The decrease was primarily related to a decrease in the size of the investment portfolio, weak economic conditions affecting the performance of the investments, and unfavorable valuation adjustments related to our retained interests on retail off-balance sheet securitizations.

Other income increased 15% for the year ended December 31, 2008, compared to 2007, due to higher interest income on intercompany loans caused by higher lending levels. The intercompany-lending activities represents the activity of our Global Automotive Finance operations before the elimination of balances and transactions with our other reportable segments.

The provision for credit losses was $1.4 billion for the year ended December 31, 2008, compared to $510 million for the year ended December 31, 2007. The increase was driven by credit losses for retail balloon contract loans as demand for used vehicles continued to decrease, causing a significant reduction in underlying collateral values. Additionally, weak used vehicle prices and weak economic conditions affecting the consumer drove higher losses due to increased loss severity and repossession rates. The credit provision for commercial receivables also increased due to declining dealer financial health caused by decreasing vehicle sales due to tightened credit standards and conservative consumer spending patterns.

Noninterest expenses increased 31% for the year ended December 31, 2008, compared to 2007. The increase was primarily attributable to restructuring costs at our North American Automotive Finance operations and increased losses on operating lease disposals as a result of weak used vehicle prices. Additionally, remarketing costs increased due to an increase in returned vehicle volume.

Our Global Automotive Finance operations experienced an income tax benefit of $157 million for the year ended December 31, 2008, compared to tax expense of $228 million for the year ended December 31, 2007. The tax benefit resulted from operating losses, particularly from our Canadian operations. Certain of our U.S. subsidiaries are not subject to U.S. federal, state, or local tax expense due to their status as pass-through entities for U.S. federal income tax purposes. Our banking and foreign subsidiaries are generally taxable corporations and continue to be subject to U.S. federal, state, local, and foreign income tax.

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

Total financing revenue decreased 4% for the year ended December 31, 2007, compared to 2006. The decrease in consumer revenue resulted from a reduction in retail asset levels in our North American Automotive Finance operations since December 31, 2006, due to increased securitization and whole-loan sales activity. Operating lease revenue (along with the related depreciation expense) decreased due to a reduction of our operating lease portfolio that was primarily caused by the transfer of approximately $12.6 billion of net operating lease assets to GM during November 2006, as part of the Sale Transactions. These decreases in financing revenue in our North American Automotive Finance operations during the year ended December 31, 2007, were partially offset by improved results in our International Automotive Finance operations that were driven by growth in the loan and lease portfolio and favorable foreign currency exchange rate movements.

Interest expense decreased 7% for the year ended December 31, 2007, compared to 2006. The reduction was primarily due to lower levels of unsecured debt as a result of a shift to secured and off-balance sheet funding sources and the absence of a debt tender offer in 2007. The year ended December 31, 2006, included the earnings impact of a $1 billion debt tender offer to repurchase certain deferred interest debentures that resulted in a pretax unfavorable impact of $225 million. Additionally, the decrease was attributable to a favorable impact in 2007 of mark-to-market adjustments on certain cancelable swaps that hedged callable debt. The 2006 mark-to-market adjustments were unfavorable due to movement in the benchmark forward yield curve and the inability to apply hedge accounting. The decrease was partially offset by unfavorable foreign currency adjustments in our International Automotive Finance operations.

Net gain on automotive loans increased 56% for year ended December 31, 2007, compared to 2006. The increase was primarily a result of an increase in whole-loan and off-balance sheet securitization activity by our North American Automotive Finance operations. For the year ended December 31, 2007, our North American Automotive Finance operations executed approximately $26.9 billion in whole-loan and off-balance sheet securitization transactions, compared to $22.5 billion during 2006. Additionally, the gain on sale margins improved as a result of the stable-to-declining interest rate environment and servicing fees increased 49% as a result of the growth in the off-balance sheet portion of the serviced portfolio.

Investment income increased 6% during the year ended December 31, 2007, compared to 2006. The increase was primarily due to an increase in the average balance of investment securities, driven by higher levels of retained and residual interests in off-balance sheet securitized assets.

Other income decreased 11% for the year ended December 31, 2007, compared to 2006, due to lower revenue on intercompany loans due to the reduction in loans to GM in connection with the Sale Transactions and lower intercompany-lending levels with our other operating segments. In addition, a decrease in the average balance of cash and cash equivalents during the year ended December 31, 2007, resulted in lower interest income.

Our provision for credit losses remained unchanged during the year ended December 31, 2007, compared to 2006. The provision decreased for our North American Automotive Finance operations due to lower on-balance sheet consumer receivables, consistent with our acceleration of the originate-to-distribute model. The decrease was partially offset by an increase in allowance coverage rates for our North American Automotive Finance operations, as a result of deterioration in the credit performance during the second half of 2007, and an increase for our International Automotive Finance operations due to an increase in the size of the portfolio, particularly in Latin America.

Noninterest expenses increased 2% for the year ended December 31, 2007 compared to 2006. The increase was primarily attributed to the first annual exclusivity fee of $75 million paid to GM in connection with our ten-year exclusivity right to U.S. subvented automotive consumer business.

Income tax expense was $228 million during the year ended December 31, 2007, compared to an income tax benefit of $71 million in 2006. In 2006, certain of our unregulated U.S. subsidiaries became disregarded or pass-through entities for U.S. federal income tax purposes upon their conversion to an LLC. The election resulted in the one-time favorable elimination

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

of a net deferred tax liability of $383 million through income tax expense in 2006. Due to our election to be treated as a disregarded or pass-through entity, a federal tax provision is no longer required for certain of our U.S. subsidiaries. In addition, the year ended December 31, 2007, includes the unfavorable impact of the establishment of an $89 million tax valuation allowance against certain deferred tax assets within our Canadian operations.

Consumer Automotive Financing

Historically, we have provided two basic types of financing for new and used vehicles: retail automotive contracts and automotive lease contracts. Due to distress in the capital markets and the used vehicle market, we have experienced funding challenges related to our lease products and decreases in lease residual values. As a result, our new lease production was significantly curtailed in the second half of 2008, and, in January 2009, we ceased originating financing volume through Nuvell, which had focused on nonprime automotive financing through GM-affiliated dealers and also provided private-label automotive financing. In most cases, we purchase retail contracts and leases for new and used vehicles from GM-affiliated dealers when the vehicles are purchased or leased by consumers. In a number of markets outside the United States, we are a direct lender to the consumer. Our consumer automotive financing operations generate revenue through finance charges or lease payments and fees paid by customers on the retail contracts and leases. In connection with lease contracts, we also recognize a gain or loss on the remarketing of the vehicle. For purposes of discussion in this section of the MD&A, the loans related to our consumer automotive-lending activities are referred to as retail contracts.

The amount we pay a dealer for a retail contract is based on the negotiated purchase price of the vehicle and any other products, such as service contracts, less any vehicle trade-in value and any down payment from the consumer. Under the retail contract, the consumer is obligated to make payments in an amount equal to the purchase price of the vehicle (less any trade-in or down payment) plus finance charges at a rate negotiated between the consumer and the dealer. In addition, the consumer is also responsible for charges related to past-due payments. When we purchase the contract, it is normal business practice for the dealer to retain some portion of the finance charge as income for the dealership. Our agreements with dealers place a limit on the amount of the finance charges they are entitled to retain. Although we do not own the vehicles we finance through retail contracts, we hold a perfected security interest in those vehicles.

With respect to consumer leasing, we purchase leases (and the associated vehicles) from dealerships. The purchase price of consumer leases are based on the negotiated price for the vehicle, less any vehicle trade-in and any down payment from the consumer. Under the lease, the consumer is obligated to make payments in amounts equal to the amount by which the negotiated purchase price of the vehicle (less any trade-in value or down payment) exceeds the projected residual value (including rate support) of the vehicle at lease termination, plus lease charges. The consumer is also responsible for charges related to past due payments, excess mileage, and excessive wear and tear. When the lease contract is entered into, we estimate the residual value of the leased vehicle at lease termination. We generally base our determination of the projected residual values on a guide published by an independent publisher of vehicle residual values, which is stated as a percentage of the manufacturer’s suggested retail price. These projected values may be upwardly adjusted as a marketing incentive, if GM or GMAC considers an above-market residual to encourage consumers to lease vehicles or for a low mileage lease program. Our standard leasing plan, SmartLease, requires a monthly payment by the consumer. We also offer an alternative leasing plan, SmartLease Plus that requires one up-front payment of all lease amounts at the time the consumer takes possession of the vehicle.

In addition to the SmartLease plans, prior to September 2008, we offered the SmartBuy plan through U.S. dealerships to consumers. SmartBuy combined certain features of a lease contract with those of a traditional retail contract. Under the SmartBuy plan, the customer pays regular monthly payments that are generally lower than would otherwise be owed under a traditional retail contract. At the end of the contract, the customer has several options, including keeping the vehicle by making a final balloon payment, refinancing the balloon payment, or returning the vehicle to us and paying a disposal fee plus any applicable excess wear and excess mileage charges. Unlike a lease contract, during the course of a SmartBuy contract the customer owns the vehicle, and we hold a perfected security interest in the vehicle. Effective September 2008, we ceased offering originations of the SmartBuy product.

With respect to all financed vehicles, whether subject to a retail contract or a lease contract, we require that property damage insurance be obtained by the consumer. In addition, for lease contracts, we require that bodily injury and comprehensive and collision insurance be obtained by the consumer.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

Consumer automotive finance retail revenue accounted for $4.3 billion, $5.3 billion, and $5.7 billion of our revenue in 2008, 2007, and 2006, respectively.

The following table summarizes our new and used vehicle consumer financing volume and our share of GM retail sales:

	GMAC volume			Share of GM retail sales
Year ended December 31, (units in thousands)	2008	2007	2006	2008	2007	2006
Consumer financing
GM new vehicles
North America:
Retail contracts	620	852	973	25%	27%	29%
Leases	309	561	624	13%	18%	19%

Total North America	929	1,413	1,597	38%	45%	48%
International (retail contracts and leases)	539	571	532	25%	23%	24%

Total GM new units financed	1,468	1,984	2,129	32%	35%	38%

Used units financed	442	504	373
Non-GM new units financed	96	108	68

Total consumer automotive financing volume	2,006	2,596	2,570

Our consumer automotive financing volume and penetration levels are significantly influenced by the nature, timing, and extent of GM’s use of rate, residual, and other financing incentives for marketing purposes on consumer retail automotive contracts and leases. Our North American penetration levels in 2008 were lower than what was experienced in 2007, mainly due to tighter underwriting standards, lower industry sales, and efforts to align our originations to levels consistent with reduced funding sources as a result of the disruption in the capital markets. Additionally, lease volume decreased because we increased lease pricing as a result of the significant decline in used vehicle prices and efforts to align originations with funding levels.

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

In addition to the residual support arrangement, GM shares in residual risk on a significant portion of off-lease vehicles sold at auction. Specifically, we and GM share a portion of the loss when resale proceeds fall below the standard residual values on vehicles sold at auction. GM reimburses us for a portion of the difference between proceeds and the standard residual value (limited to a floor).

Under what we refer to as GM-sponsored pull-ahead programs, consumers may be encouraged to terminate leases early in conjunction with the acquisition of a new GM vehicle. As part of these programs, we waive all or a portion of the customer’s remaining payment obligation. Under most programs, GM compensates us for a portion of the foregone revenue from the waived payments. Additionally, since these programs generally accelerate our remarketing of the vehicle, the sale proceeds are typically higher than otherwise would be realized had the vehicle been remarketed at lease contract maturity, in which case the foregone payments would be adjusted.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

On November 30, 2006, and in connection with the sale by GM of a 51% interest in GMAC, GM and GMAC entered into several service agreements that codified the mutually beneficial historic relationship between the companies. One such agreement was the United States Consumer Financing Services Agreement (the Financing Services Agreement). The Financing Services Agreement, among other things, provided that subject to certain conditions and limitations, whenever GM offers vehicle financing and leasing incentives to customers (e.g., lower interest rates than market rates), it would do so exclusively through GMAC. This requirement was effective through November 2016, and in consideration for this, GMAC paid to GM an annual exclusivity fee and was required to meet certain targets with respect to consumer retail and lease financings of new GM vehicles.

Effective December 29, 2008, and in connection with the approval of our application to become a bank holding company, GM and GMAC agreed to modify certain terms and conditions of the Financing Services Agreement. Certain of these amendments include the following: (i) for a two-year period, GM can offer retail financing incentive programs through a third-party financing source under certain specified circumstances, and in some cases subject to the limitation that pricing offered by the third party meets certain restrictions, and after the two-year period GM can offer any incentive programs on a graduated basis through third parties on a nonexclusive, side-by-side basis with GMAC, provided that the pricing of the third parties meets certain requirements; (ii) GMAC will have no obligation to provide operating lease financing products; and (iii) GMAC will have no targets against which it could be assessed penalties. The modified Financing Services Agreement will expire on December 24, 2013. A primary objective of the Financing Services Agreement continues to be supporting distribution and marketing of GM products.

The following table summarizes the percentage of our annual retail contracts and lease volume that includes GM-sponsored rate and residual incentives.

Year ended December 31,	2008	2007	2006
North America	79%	85%	90%
International	40%	42%	52%

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

We use a proprietary credit scoring system to support this credit approval process and to manage the credit quality of the portfolio. We use credit scoring to differentiate expected default rates of credit applicants, enabling us to better evaluate credit applications for approval and to tailor the pricing and financing structure according to this assessment of credit risk. We periodically review our credit scoring models and update them for historical information and current trends; these actions by management, however, do not eliminate credit risk. Improper evaluations of contracts for purchase, and changes in the applicant’s financial condition after approval could negatively affect the quality of our receivables portfolio, resulting in credit losses.

Upon successful completion of our credit underwriting process, we purchase the retail automotive financing contract or lease from the dealer.

Underwriting criteria for the U.S. consumer portfolio were tightened during 2008. In October 2008, we limited purchased contracts to consumers with FICO credit scores of 700 or above and restricted contracts with higher advance rates and longer terms. The changes in underwriting criteria were related to the current market environment, which reduced our access to funding and increased our cost of funds. On December 29, 2008, immediately after receiving the TARP investment, we expanded our retail automotive financing activities in the United States to include a broader spectrum of consumers.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

Consumer Credit Risk Management

Credit losses in our consumer automotive retail contract and lease portfolio are influenced by general business and economic conditions, including unemployment rates, bankruptcy filings, and used vehicle prices. We analyze credit losses according to frequency (i.e., the number of contracts that are ultimately charged off) and severity (i.e., the dollar magnitude of loss per charge-off occurrence). We manage credit risk through our contract purchase policy, credit approval process (including our proprietary credit scoring system), and servicing capabilities.

The process of creating a pool of retail automotive finance receivables for securitization or sale typically involves excluding retail contracts that are greater than 30 days delinquent. A portfolio that excludes delinquent contracts historically results in better credit performance in the managed portfolio than in the on-balance sheet portfolio of retail automotive finance receivables.

The managed portfolio includes retail receivables held on-balance sheet for investment and receivables securitized and sold that we continue to service and in which we have a continuing involvement (i.e., in which we retain an interest or risk of loss in the underlying receivables); it excludes securitized and sold automotive finance receivables that we continue to service but in which we have no other continuing involvement (serviced-only portfolio). We believe the disclosure of the managed portfolio credit experience presents a more complete presentation of our credit exposure because the managed basis reflects not only on-balance sheet receivables but also securitized assets in which we retain a risk of loss in the underlying assets (typically in the form of a subordinated retained interest).The following tables summarize pertinent loss experience in the managed and on-balance sheet consumer automotive retail contract portfolios. Consistent with the presentation on our Consolidated Balance Sheets, retail contracts presented in the table represent the principal balance of the automotive finance receivables less unearned income.

Year ended December 31, ($ in millions)	Average retail assets			Annual charge-offs, net of recoveries (a)			Net charge-off rate
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Managed
North America (b)	$46,832	$49,620	$55,746	$889	$595	$669	1.90%	1.20%	1.20%
International	18,279	17,269	15,259	145	89	113	0.79%	0.52%	0.74%

Total managed	$65,111	$66,889	$71,005	$1,034	$684	$782	1.59%	1.02%	1.10%

On-balance sheet
North America (b)	$32,457	$40,888	$50,335	$679	$555	$659	2.09%	1.36%	1.31%
International	18,279	17,269	15,259	145	89	113	0.79%	0.52%	0.74%

Total on-balance sheet	$50,736	$58,157	$65,594	$824	$644	$772	1.62%	1.11%	1.18%

(a)	Net charge-offs exclude amounts related to residual losses on balloon automotive SmartBuy finance contracts. These amounts totaled $344 million, $28 million, and $26 million for the years ended December 31, 2008, 2007, and 2006, respectively.
(b)	North America 2006 annualized charge-offs, net of recoveries, include $100 million of certain expenses related to repossessed vehicles, which are included in other operating expenses in the Consolidated Statements of Income.

The following table summarizes pertinent delinquency experience in the consumer automotive retail contract portfolio.

	Percent of retail contracts 30 days or more past due (a)
	Managed		On-balance sheet
December 31,	2008	2007	2008	2007
North America	3.39%	2.82%	3.57%	3.16%
International	2.66%	2.41%	2.66%	2.41%

Total	3.11%	2.67%	3.12%	2.83%

(a)	Past due contracts are calculated on the basis of the average number of contracts delinquent during a month and exclude accounts in bankruptcy.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

In addition to the preceding loss and delinquency data, the following table summarizes bankruptcies information for the U.S. consumer automotive retail contract portfolio (which represents approximately 48% and 53% of our on-balance sheet consumer automotive retail contract portfolio for 2008 and 2007, respectively) and repossession information for the Global Automotive Finance operations consumer automotive retail contract portfolio:

	Managed		On-balance sheet
Year ended December 31,	2008	2007	2008	2007
United States:
Average retail contracts in bankruptcy (in units) (a)	49,295	60,024	41,902	58,136
Bankruptcies as a percentage of average number of contracts outstanding	1.98%	2.12%	2.62%	2.52%

North America:
Retail contract repossessions (in units)	80,476	77,955	59,205	70,838
Repossessions as a percentage of average number of contracts outstanding	2.71%	2.36%	2.94%	2.69%
International:
Retail contract repossessions (in units)	11,978	12,090	11,978	12,090
Repossessions as a percentage of average number of contracts outstanding	0.70%	0.77%	0.70%	0.77%

(a)	Includes those accounts where the customer has filed for bankruptcy and is not yet discharged, the customer was discharged from bankruptcy but did not affirm their loan with GMAC, and other special situations where the customer is protected by applicable law with respect to GMAC’s normal collection policies and procedures.

The decrease in the average number of U.S. retail contracts in bankruptcy has declined consistent with the declines in the size of the U.S. retail portfolio.

Servicing

Servicing activities consist largely of collecting and processing customer payments, responding to customer inquiries such as requests for payoff quotes, processing customer requests for account revisions (such as payment extensions and refinancings), maintaining a perfected security interest in the financed vehicle, monitoring vehicle insurance coverage, and disposing of off-lease vehicles. Servicing activities are generally consistent for our Global Automotive Finance operations; however, certain practices may be influenced by local laws and regulations.

Our customers have the option to receive monthly billing statements or coupon books, and to remit payment by mail or through electronic fund transfers. Customer payments are processed by regional third-party processing centers that electronically transfer payment data to customers’ accounts.

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

During the collection process, we may offer a payment extension to a customer experiencing temporary financial difficulty. A payment extension enables the customer to delay monthly payments for 30, 60, or 90 days, thereby deferring the maturity date of the contract by the period of delay. Extensions granted to a customer typically do not exceed 90 days in the aggregate during any 12-month period or 180 days in aggregate over the life of the contract. If the customer’s financial difficulty is not temporary and management believes the customer could continue to make payments at a lower payment amount, we may offer to rewrite the remaining obligation, extending the term and lowering the monthly payment obligation. Extensions and rewrites are techniques that help mitigate financial loss in those cases where management believes the customer will recover from financial difficulty and resume regularly scheduled payments or can fulfill the obligation with lower payments over a longer period. Before offering an extension or rewrite, collection personnel evaluate and take into account the capacity of the customer to meet the revised payment terms. Although the granting of an extension could delay the eventual charge-off of an account, typically we are able to repossess and sell the related collateral, thereby mitigating the loss. As an indication of the effectiveness of our consumer credit practices, of the total amount outstanding in the United

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

States traditional retail portfolio as of December 31, 2005, only 9.2% of the extended or rewritten accounts were subsequently charged-off through December 31, 2008. A three-year period was utilized for this analysis as this approximates the weighted average remaining term of the portfolio. As of December 31, 2008, 5.7% of the total amount outstanding in the servicing portfolio had been granted an extension or rewritten.

Subject to legal considerations, we will normally begin repossession activity once an account becomes 60-days past due. Repossession may occur earlier if management determines the customer is unwilling to pay, the vehicle is in danger of being damaged or hidden, or the customer voluntarily surrenders the vehicle. Approved third-party repossession firms handle repossessions. Normally, the customer is given a period to redeem the vehicle by paying off the account or bringing the account current. If the vehicle is not redeemed, it is sold at auction. If the proceeds do not cover the unpaid balance, including unpaid finance charges and allowable expenses, the resulting deficiency is charged-off. Asset recovery centers pursue collections on accounts that have been charged off, including those accounts where the vehicle was repossessed, and skip accounts where the vehicle cannot be located.

We have historically serviced retail contracts and leases in our managed portfolio. We will continue selling a portion of the retail contracts that we originate. With respect to retail and lease contracts we sell, we retain the right to service these retail contracts and leases and earn a servicing fee for our servicing functions. Semperian LLC, a wholly owned subsidiary, performs most servicing activities for U.S. retail contracts and consumer automotive leases on our behalf. Semperian’s servicing activities are performed in accordance with our policies and procedures.

As of December 31, 2008 and 2007, our total consumer automotive serviced portfolio was $104.0 billion and $126.5 billion, respectively, compared to our consumer automotive managed portfolio of $80.8 billion and $100.7 billion, respectively.

Allowance for Credit Losses

Our allowance for credit losses is intended to cover management’s estimate of incurred losses in the portfolio. Refer to the Critical Accounting Estimates section of this MD&A and Note 1 to our Consolidated Financial Statements for further discussion.

The following table summarizes activity related to the consumer allowance for credit losses for our Global Automotive Finance operations.

Year ended December 31, ($ in millions)	2008	2007
Balance at January 1,	$1,309	$1,460
Provision for credit losses	1,234	512
Charge-offs
Domestic	(1,083)	(722)
Foreign	(233)	(169)

Total charge-offs	(1,316)	(891)

Recoveries
Domestic	153	150
Foreign	67	67

Total recoveries	220	217

Net charge-offs	(1,096)	(674)
Impacts of foreign currency translation	(54)	11
Securitization activity	1	—

Allowance at end of year	$1,394	$1,309
Allowance coverage (a)	3.67%	2.87%

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet consumer automotive retail contracts excluding loans held-for-sale.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

Due to weak economic conditions, credit fundamentals in our North American consumer automotive portfolio have deteriorated, with more noticeable increases in those regions of the United States experiencing the highest degree of home price depreciation. Repossessions (as a percentage of contracts outstanding) and loss severity also increased during the year ended December 31, 2008, compared to 2007. The increase in loss severity is illustrated by an increase in the average loss incurred per new vehicle repossessed in the North American retail automotive portfolio, which increased from $9,070 in 2007 to $11,404 in 2008. The increase in loss severity was due to higher advance rates as a result of originating longer-term finance contracts (up to 72 months on new vehicles) consistent with the industry, declining collateral values, higher fuel costs, and deteriorating economic conditions. Conversely, credit trends in the International portfolio remain strong and overall delinquencies are in line with historical experience.

Due to higher repossession trends, net charge-offs as a percentage of average retail assets in North America increased during the year ended December 31, 2008, compared to 2007. The increase is representative of a general weakening in consumer credit as a result of worsening economic conditions.

In response to the weaker credit trends experienced during the year ended December 31, 2008, our North American operations tightened underwriting standards. In addition, we expanded our collection resources by approximately 33%, or over 800 collectors, in 2008 to vigilantly monitor and manage our consumer automotive portfolio.

The allowance for consumer credit losses increased at December 31, 2008, compared to December 31, 2007. The increase in the allowance was primarily attributable to losses incurred on our North American operations’ SmartBuy contracts. Given the depressed state of the used vehicle market during most of 2008, an increasing number of customers are returning vehicles at the end of the contract term and the vehicles are being sold at auction for significant losses. In addition to the overall increase in the level of the allowance, the allowance for credit losses as a percentage of the total on-balance sheet consumer portfolio also increased in comparison with 2007 levels. The continued use of off-balance sheet securitizations and whole-loan sales activity within our North American Automotive Finance operations and fewer new asset originations in 2008 has resulted in an on-balance sheet portfolio with a relatively higher overall credit risk profile than historic levels. The process of building a pool of assets to be included in a securitization or sale typically excludes accounts that are greater than 30 days delinquent. In addition, the process involves selecting from a pool of receivables that are currently outstanding and thereby represent relatively seasoned accounts. A seasoned portfolio that excludes delinquent accounts historically results in better credit performance than the on-balance sheet portfolio of retail finance receivables on which the allowance for credit losses is based.

Consumer automotive leases are operating leases; therefore, they exhibit different loss performance than consumer automotive retail contracts. Credit losses on the operating lease portfolio are not as significant as losses on retail contracts because lease losses are limited to past due payments, late charges, and fees for excess mileage and excessive wear and tear. Since some of these fees are not assessed until the vehicle is returned, credit losses on the lease portfolio are correlated with lease termination volume. As further described in the Critical Accounting Estimates section of this MD&A, credit risk is considered within the overall depreciation rate and the resulting net carrying value of the operating lease asset. North American operating lease accounts past due over 30 days represented 2.27% and 1.74% of the total portfolio at December 31, 2008 and 2007, respectively.

Remarketing and Sales of Leased Vehicles

When we acquire a consumer lease, we assume ownership of the vehicle from the dealer. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. Typically, the vehicle is returned to us for remarketing through an auction. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the projected residual value determined at the time the lease contract is signed. GM shares this risk with us in certain circumstances, as described previously under GM Marketing Incentives.

When vehicles are not purchased by customers or the receiving dealer at lease termination, we regain possession of the leased vehicles from the customers and sell the vehicles, primarily through physical and internet auctions. The following table summarizes our methods of vehicle sales in the United States at lease termination, stated as a percentage of total lease vehicle disposals.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

Year ended December 31,	2008	2007	2006
Auction
Internet	47%	43%	38%
Physical	38%	39%	44%
Sale to dealer	10%	12%	12%
Other (including option exercised by lessee)	5%	6%	6%

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

•

Residual value projections — As previously discussed, we establish residual values at lease inception by consulting independently published guides and periodically reviewing these residual values during the lease term. These values are projections of expected values in the future (typically between two and four years) based on current assumptions for the respective make and model. Actual realized values often differ.

•	Remarketing abilities — Our ability to efficiently process and effectively market off-lease vehicles affects the disposal costs and the proceeds realized from vehicle sales.

•	GM vehicle and marketing programs — GM influences lease residual results in the following ways:

–	GM provides support to us for certain residual deficiencies.

–	The brand image and consumer preference of GM products affect residual risk, as our lease portfolio consists primarily of GM vehicles.

–	GM marketing programs may influence the used vehicle market for GM vehicles, through programs such as incentives on new vehicles, programs designed to encourage lessees to terminate their leases early in conjunction with the acquisition of a new GM vehicle (referred to as pull-ahead programs), and special rate used vehicle programs.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

The following table summarizes the volume of lease terminations and the average sales proceeds on 24-, 36-, and 48-month scheduled lease terminations, adjusted for 2008 termination vehicle mix, in the United States serviced lease portfolio for the years shown.

Year ended December 31,	2008	2007	2006
Off-lease vehicles remarketed (in units)	425,567	315,512	272,094
Sales proceeds on scheduled lease terminations ($ per unit)
24-month	$19,076	$20,784	$19,968
36-month	13,454	15,543	15,574
48-month	11,490	14,005	13,642

In light of current economic conditions, specifically declines in demand and used vehicle sale prices, we determined that triggering events had occurred during 2008 that required operating lease assets to be evaluated for impairment. As a result, we recognized impairment of $1.2 billion on vehicle operating lease assets held by our Global Automotive Finance operations. This impairment consisted of $808 million related to sport-utility vehicles and trucks in the United States and Canada and $384 million related to the car portfolio in the United States. The impairment recognized by our International Automotive Finance operations totaled $42 million and related to its full-service leasing portfolio.

Early lease contract terminations are impacted by GM-sponsored pull-ahead programs. Under these marketing programs, consumers are encouraged to terminate leases early in conjunction with the acquisition of a new GM vehicle. The sales proceeds per vehicle on scheduled lease terminations in the preceding table do not include the effect of payments GM is obligated to reimburse us in relation to the pull-ahead programs.

Commercial Automotive Financing

Automotive Wholesale Dealer Financing

One of the most important aspects of our Global Automotive Finance operations is supporting the sale of GM vehicles through wholesale or floorplan financing, primarily through automotive finance purchases by dealers of new and used vehicles manufactured or distributed by GM and, less often, other vehicle manufacturers, before sale or lease to the retail customer. Wholesale automotive financing represents the largest portion of our commercial financing business and is the primary source of funding for GM dealers’ purchases of new and used vehicles. In 2008, we financed 5.4 million new GM vehicles (representing an 81% share of GM sales to dealers). In addition, we financed approximately 196,000 new non-GM vehicles.

Wholesale credit is arranged through lines of credit extended to individual dealers. In general, each wholesale credit line is secured by all the vehicles financed by us and, in some instances, by other assets owned by the dealer or the operator’s/owner’s personal guarantee. The amount we advance to dealers is equal to 100% of the wholesale invoice price of new vehicles, which includes destination and other miscellaneous charges, and with respect to vehicles manufactured by GM and other motor vehicle manufacturers, a price rebate, known as a holdback, from the manufacturer to the dealer in varying amounts stated as a percentage of the invoice price. Interest on wholesale automotive financing is generally payable monthly. Most wholesale automotive financing of our North American Automotive Finance operations is structured to yield interest at a floating rate indexed to the Prime Rate. The wholesale automotive financing of our International Automotive Finance operations is structured to yield interest at a floating rate indexed to benchmark rates specific to the relative country. The rate for a particular dealer is based on, among other things, competitive factors, the amount and status of the dealer’s creditworthiness, and various incentive programs.

Under the terms of the credit agreement with the dealer, we may demand payment of interest and principal on wholesale credit lines at any time; however, unless we terminate the credit line or the dealer defaults, we generally require payment of the principal amount financed for a vehicle upon its sale or lease by the dealer to the customer. Ordinarily, a dealer has between one and five days, based on risk and exposure of the account, to satisfy the obligation.

Wholesale automotive financing accounted for $1.4 billion, $1.4 billion, and $1.3 billion of our revenues in 2008, 2007, and 2006, respectively.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

The following table summarizes our wholesale financing of new vehicles and share of GM sales to dealers in markets where we operate.

	GMAC volume			Share of GM sales
Year ended December 31, (units in thousands)	2008	2007	2006	2008	2007	2006
GM vehicles
North America	2,540	3,161	3,464	76%	77%	76%
International	2,864	2,932	2,658	85%	88%	86%

Total GM units financed	5,404	6,093	6,122	81%	82%	80%
Non-GM units financed	196	199	145

Total wholesale volume	5,600	6,292	6,267

Our wholesale automotive financing continues to be the primary funding source for GM dealer inventories. Penetration levels in North America in 2008 continued to reflect traditionally strong levels, consistent with recent historical experience. International levels decreased in 2008 mainly due to lower financing volume in Europe.

Credit Approval

Before establishing a wholesale line of credit, we perform a credit analysis of the dealer. During this analysis, we:

•	review credit reports and financial statements and, may obtain bank references;

•	evaluate the dealer’s marketing capabilities;

•	evaluate the dealer’s financial condition; and

•	assess the dealer’s operations and management.

On the basis of this analysis, we may approve the issuance of a credit line and determine the appropriate size. Generally, the size of the credit line is intended to be an amount sufficient to finance approximately a 90-day supply of new vehicles and a 30-60 day supply of used vehicles. Our credit guidelines ordinarily require that advances to finance used vehicles be approved on a vehicle-by-vehicle basis.

Commercial Credit

Our credit risk on the commercial portfolio is markedly different from that of our consumer portfolio. Whereas the consumer portfolio represents a relatively homogeneous pool of retail contracts and leases that exhibits fairly predictable and stable loss patterns, the commercial portfolio exposures are less predictable. In general, the credit risk of the commercial portfolio is tied to overall economic conditions in the countries in which we operate. Further, our credit exposure is concentrated in automotive dealerships (primarily GM dealerships). Occasionally, GM provides guarantees on certain commercial loans we have outstanding. As of December 31, 2008 and 2007, approximately $88 million and $80 million, respectively, in commercial loans and receivables were covered by a GM guarantee. Additionally, GM is bound by repurchase obligations to repurchase new vehicle inventory under certain circumstances, such as dealer default.

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

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

To date, the commercial receivables that have been securitized and accounted for as off-balance sheet transactions primarily represent wholesale lines of credit extended to automotive dealerships, which historically have experienced low losses and some dealer term loans. As a result, only the on-balance sheet commercial portfolio credit experience is presented in the following table:

Year ended December 31, ($ in millions)	Total loans		Impaired loans (a)		Average loans		Annual charge-offs, net of recoveries
	2008	2007	2008	2007	2008	2007	2008	2007	2006
Wholesale	$24,129	$22,961	$1,312	$44	$24,449	$22,172	$10	$2	$6
			5.44%	0.19%			0.04%	0.01%	0.03%
Other commercial financing	3,986	4,565	248	8	4,555	4,227	4	4	4
			6.22%	0.18%			0.09%	0.09%	0.10%

Total on-balance sheet	$28,115	$27,526	$1,560	$52	$29,004	$26,399	$14	$6	$10
			5.55%	0.19%			0.05%	0.02%	0.04%

(a)	Includes loans where it is probable that we will be unable to collect all amounts due according to the terms of the loan.

Loss reserves for impaired loans increased from $8 million at December 31, 2007, to $138 million at December 31, 2008, due to economic pressures placed on dealers as a result of declining sales volume, declining financial position, and a challenging credit environment. In addition, we recorded $33 million as a valuation allowance associated with our retained interest in off-balance sheet commercial securitization transactions. No such valuation allowance was recognized in 2007. Despite the increase in impaired wholesale receivables and dealer loans in 2008, annual charge-offs on the commercial portfolio remained at relatively low levels in 2008 as these receivables are generally secured by vehicles, real estate, other forms of collateral, and certain GM repurchase obligations, which help mitigate losses on these loans in the event of default.

Servicing and Monitoring

We service all of the wholesale credit lines in our portfolio and the wholesale automotive finance receivables that we have securitized. A statement setting forth billing and account information is prepared by us and distributed on a monthly basis to each dealer. Interest and other nonprincipal charges are billed in arrears and are required to be paid immediately upon receipt of the monthly billing statement.

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

Other Commercial Automotive Financing

We also provide other forms of commercial financing for the automotive industry. The following describes our other commercial automotive financing markets and products:

•

Automotive dealer term loans — We make loans to dealers to finance other aspects of the dealership business. These loans are typically secured by real estate, other dealership assets, and occasionally the personal guarantees of the individual owners of the dealership. Automotive dealer loans composed 2% of our Global Automotive Finance operations’ assets as of December 31, 2008, consistent with 2007.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

•

Automotive fleet financing — Dealers, their affiliates, and other companies may obtain financing to purchase vehicles, which they lease or rent to others. These transactions represent our fleet financing activities. We generally have a security interest in these vehicles and in the rental payments; however, competitive factors may occasionally limit the security interest in this collateral. Automotive fleet financing composed less than 1% of our Global Automotive Finance operations’ assets as of December 31, 2008, consistent with 2007.

•

Full-service leasing products — We offer full-service individual and fleet leasing products in Europe, Mexico, and Australia. In addition to financing the vehicles, we offer maintenance, fleet and accident management services, fuel programs, short-term vehicle rental, and title and licensing services. Full-service leasing products composed 2% of our Global Automotive Finance operations’ assets as of December 31, 2008 and 2007.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

ResCap

Results of Operations

The following table summarizes the operating results for ResCap for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reporting segments.

Year ended December 31, ($ in millions)	2008	2007	2006	Favorable/ (unfavorable) 2008-2007 % change	Favorable/ (unfavorable) 2007-2006 % change
Revenue
Total financing revenue	$3,282	$6,394	$7,405	(49)	(14)
Interest expense	3,621	6,358	6,447	43	(1)

Net financing (loss) revenue	(339)	36	958	n/m	(96)
Servicing fees	1,488	1,790	1,584	(17)	13
Servicing asset valuation and hedge activities, net	(284)	(544)	(1,100)	48	51

Net servicing income	1,204	1,246	484	(3)	157
(Loss) gain on mortgage loans, net	(2,004)	(332)	890	n/m	(137)
Gains on extinguishment of debt	1,925	521	—	n/m	n/m
Other (expense) income	(1,084)	205	1,986	n/m	(90)

Total other (expense) revenue	(1,163)	394	2,876	n/m	(86)
Total net (loss) revenue	(298)	1,676	4,318	(118)	(61)
Provision for credit losses	2,231	2,580	1,334	14	(93)
Impairment of goodwill and other intangible assets	—	455	—	100	n/m
Noninterest expense	3,105	3,023	2,568	(3)	(18)

(Loss) income before income tax (benefit)	(5,634)	(4,382)	416	(29)	n/m
Income tax benefit	(23)	(36)	(289)	(36)	(88)

Net (loss) income	$(5,611)	$(4,346)	$705	(29)	n/m

Total assets	$47,564	$82,489	$135,101	(42)	(39)

n/m = not meaningful

2008 Compared to 2007

ResCap experienced a net loss of $5.6 billion for the year ended December 31, 2008, compared to a net loss of $4.3 billion for 2007. The 2008 results continued to be adversely affected by economic conditions both domestically and internationally. The mortgage and capital markets continued to experience severe stress throughout 2008 due to credit concerns and housing market contractions in the United States and foreign markets in which we operate, effectively eliminating liquidity sources. Reduced liquidity in the capital markets resulted in stricter mortgage underwriting guidelines, which when coupled with declining home prices, limited refinancing options for homeowners. Housing prices in many parts of the United States, the United Kingdom, and other international markets declined significantly during 2008. Additionally, the number of delinquent loans increased causing unfavorable severity and frequency assumptions. These adverse conditions resulted in lower net interest margins, increased losses on mortgage loan sales, a decline in fair market value of our mortgage loans held-for-sale, and higher provision for losses in our mortgage held-for-investment and lending receivables portfolio. As these market conditions persist, these unfavorable impacts on our results of operations may continue. These negative impacts were partially offset during the year by gains recognized on the extinguishment of debt as well as cost reductions from restructuring actions.

The net financing loss was $339 million for the year ended December 31, 2008, compared to net financing revenue of $36 million in 2007. Total financing revenue decreased for the year ended December 31, 2008, compared to 2007, primarily due to a decline in the average mortgage loan and lending receivable asset balances resulting from declines in mortgage production, continued portfolio run-off, reductions caused by the deconsolidation of $27.4 billion in securitization trusts in

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

2007, and the sale of ResCap’s healthcare finance business. The decrease was further attributable to an increase in the rate of delinquencies. Interest expense decreased 43% for the year ended December 31, 2008, compared to 2007, primarily due to lower average borrowings, partially offset by higher cost of funds as a result of unfavorable capital market conditions and our refinancing initiatives in 2008.

Net servicing income decreased 3% for the year ended December 31, 2008, compared to 2007. Servicing fees declined due to higher delinquencies and a smaller portfolio as a result of sales of excess servicing and mortgage servicing rights and the run-off of our nongovernment-sponsored portfolio. However, net servicing asset valuation and hedge activities increased despite a larger decline in mortgage rates in 2008 than in 2007. Prepayment speeds in 2008 were slower due to tighter credit standards and declining home prices that limited refinancing options. Additionally, a steeper overall yield curve led to a positive impact on our hedge activities to offset asset valuation losses.

The net loss on mortgage loans was $2.0 billion for the year ended December 31, 2008, compared to a net loss of $332 million for 2007. The increase was primarily the result of the liquidation of mortgage loans in our international operations and certain distressed assets to enhance liquidity. During 2008, $1.9 billion of distressed mortgage loans were sold resulting in losses of $522 million. Additionally, market conditions in the United Kingdom and continental Europe deteriorated significantly, resulting in lower pricing, higher losses, and substantial negative fair value adjustments on the mortgage loans held-for-sale in these markets. The net loss was partially offset by focusing loan originations and sales primarily on our prime conforming and government-sponsored products.

Gains on extinguishment of debt totaled $1.9 billion for the year ended December 31, 2008, compared to $521 million in 2007. During the first nine months of 2008, debt extinguishment gains of $1.3 billion were recognized following our contribution to ResCap of ResCap notes obtained through open-market repurchase (OMR) transactions or debt tender and exchange offerings. The 2008 gain also includes $757 million related to the private debt exchange and cash tender offers completed during the fourth quarter. Refer to the Critical Accounting Estimate section in this MD&A for further discussion related to the private debt exchange and cash tender offers. The gain in 2007 was the result of a tender offer completed by ResCap during 2007 and our forgiveness of ResCap notes acquired in OMR transactions.

Other expense was $1.1 billion for the year ended December 31, 2008, compared to income of $205 million in 2007. The increase in expense was primarily due to the continued stress in the mortgage and capital markets and its effect on homebuilders. This resulted in declines in model home lease income and lot option fees, higher write-downs on lot option projects and model homes, an increase in the loss on sale of model homes, and unfavorable fair value adjustments related to the adoption of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). Additionally, an impairment of $255 million was recorded during the three months ended June 30, 2008, resulting from an adjustment in fair value on the resort finance business due to its held-for-sale classification. These adverse impacts were partially offset by lower market valuation losses on real estate owned due to lower balances following the deconsolidation of the securitized held-for-investment portfolio in late 2007.

The provision for credit losses decreased 14% for the year ended December 31, 2008, compared to 2007. The decrease was primarily driven by a smaller loan portfolio subject to allowance due to the deconsolidation of $27.4 billion of mortgage loans held-for-investment in 2007. Additionally, certain fair value elections were made on January 1, 2008, under SFAS 159 that resulted in a lower provision because these assets were no longer subject to an allowance. These impacts were partially offset by an increase in the provision due to increased delinquencies, higher severity and frequency assumptions, and home price depreciation.

During the year ended December 31, 2007, goodwill impairment of $455 million was recorded as a result of certain triggering events, including credit downgrades and losses for the business. No such impairment was recognized during 2008.

Noninterest expense increased 3% during the year ended December 31, 2008, compared to 2007. The increase was primarily attributable to an increase in foreign currency losses due to the strengthening U.S. dollar and the changes in unhedged exposure caused by the limited availability of willing counterparties to enter into forward arrangements. The increase was also impacted by an increase in professional fees primarily due to costs associated with ResCap’s debt tender and exchange offerings during the three months ended June 30, 2008. These adverse impacts were partially offset by lower compensation and benefits expense due to announced reductions in workforce as a result of restructuring efforts.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

Income tax benefit decreased $13 million during the year ended December 31, 2008, compared to 2007. The decrease was primarily due to the establishment of deferred tax valuation allowances by most of our foreign operations. In conjunction with our review of international deferred tax assets during 2008, we concluded a full valuation allowance should be recorded for most of our international business units since we believe these tax assets will not be realized.

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

Net financing revenue was $36 million for the year ended December 31, 2007, compared to $958 million in 2006. Total financing revenue decreased for the year ended December 31, 2007, compared to 2006, primarily due to a decline in mortgage loan asset balances, lower warehouse-lending balances, and an increase in nonaccrual loans due to higher delinquency rates. Mortgage loans asset balances decreased due to lower loan production, continued portfolio run-off, and the deconsolidation of $25.9 billion of net assets in securitization trusts. The deconsolidation resulted in the removal of $27.4 billion of primarily nonprime mortgage loans held-for-investment and $1.5 billion for the related allowance for credit losses. Loan production decreased because we steadily reduced our exposure to nonprime and nonconforming loans during the year ended December 31, 2007, through changes to product pricing, product offerings, and targeted asset sales. Lower warehouse-lending balances contributed to market conditions, customer bankruptcies and defaults, and our strategic decision to reduce the warehouse-lending business. The decrease in interest expense during the year ended December 31, 2007, compared to 2006, was primarily driven by lower asset levels.

Net servicing income increased 157% for the year ended December 31, 2007, compared to 2006, due to positive hedging activity results and an increase in the average size of the mortgage servicing rights portfolio. The increase in the average servicing portfolio resulted in an increase in servicing fees of $206 million. The increase was partially offset by a decline in the valuation of mortgage servicing rights caused by unfavorable movement in the yield curve and increased prepayment assumptions.

The net loss on sale of loans was $332 million during the year ended December 31, 2007, compared to a net gain of $890 million for 2006. The decrease was primarily due to the decline in the fair value of mortgage loans held-for-sale and obligations to fund mortgage loans due to lower investor demand and lack of domestic and foreign market liquidity. As a result, the pricing for various loan product types deteriorated during the year ended December 31, 2007, as investor uncertainty remained high regarding the performance of these loans. The loss on sale of loans was partially offset by a $526 million gain on the sale of residual cash flows related to the deconsolidation of $27.4 billion in securitization trusts.

Gains on extinguishment totaled $521 million for the year ended December 31, 2007. During the fourth quarter of 2007, debt extinguishment gains of $369 million were recognized following our contribution of ResCap notes obtained through open-market repurchase transactions. The gain also includes $152 million as a result of a tender offer completed by ResCap during 2007. There were no such gains on extinguishment of debt during 2006.

Other income decreased 90% during the year ended December 31, 2007, compared to 2006. The decrease was primarily due to the spread of the stress in the mortgage and capital markets and its affect on homebuilders. The result was an increase in impairment charges on land contracts and model homes of $159 million, a loss on model home sales of $40 million, lower equity income of $136 million, and a decrease in fee income due to the decrease in mortgage loan production.

The provision for credit losses increased to $2.6 billion during the year ended December 31, 2007, compared to $1.3 billion in 2006. The increase was driven by the continued deterioration in the domestic housing market, which resulted in higher loss severity and frequency, and an increase in estimated losses related to delinquent loans. Mortgage loans held-for-investment past due 60 days or more increased to 13.3% of the total unpaid principal balance as of December 31, 2007, from 12.5% at December 31, 2006. The same economic conditions impacting mortgage loans held-for-investment also caused severe financial stress for certain warehouse-lending customers, which also contributed to the increase in the provision for credit losses.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

Noninterest expense increased 18% during the year ended December 31, 2007, compared to 2006. The increase was driven by additional provisions for assets sold with recourse, due to market conditions driving an increase in loan repurchase activity. Under the representations, we agree to repurchase the loans, at par, if early payment default occurs. The increase was also attributed to higher legal-related costs, increased expenses related to owned real estate, and restructuring costs of $127 million recorded during the fourth quarter of 2007. Refer to Note 25 of the Notes to Consolidated Financial Statements for additional restructuring information.

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

U.S. Residential Finance

Through our activities at ResCap, we remain one of the largest residential mortgage producers and servicers in the United States, producing approximately $55 billion in residential mortgage loans in 2008 and servicing approximately $365 billion in residential mortgage loans as of December 31, 2008. The principal activities of our U.S. Residential Finance business include originating, purchasing, selling, and securitizing residential mortgage loans; servicing residential mortgage loans for ourselves and others; providing collateralized lines of credit to other mortgage originators, which we refer to as warehouse lending; creating a portfolio of mortgage loans and retained interests from securitization activities; and conducting banking activities through GMAC Bank. During the fourth quarter of 2008, we sold the business that provided complementary brokerage and relocation services. Such activities were part of the U.S. Residential Finance business, prior to the sale.

Sources of Loan Production

We have two primary sources for residential mortgage loan production: the origination of loans through our direct lending network and the purchase of loans in the secondary market (primarily from GMAC Bank correspondent lenders). We have ceased loan originations through mortgage brokers and closed our wholesale channel as part of a restructuring initiative announced in September 2008.

•

Direct lending network — Our direct lending network consists of internet and telephone-based operations. We have closed all of our retail branches as part of a restructuring initiative to streamline our operations; however, we are committed to honoring all funding commitments to these customers. We originate residential mortgage loans through our direct lending network under two brands: GMAC Mortgage and ditech.com. In addition, we conduct origination activities associated with refinancing of existing mortgage loans for which we are the primary servicer.

•

Correspondent lender and other secondary market purchases — Loans purchased from correspondent lenders are originated or purchased by the correspondent lenders and subsequently sold to us. Most of the purchases from correspondent lenders are conducted through our affiliate, GMAC Bank. We qualify and approve any correspondent lenders who participate in the loan purchase programs. In light of current market conditions, we redirected the focus of loan originations to only originate loans through GMAC Bank correspondents, including lenders with warehouse lines of credit.

•

Mortgage brokerage network — Prior to the restructuring plan announced in September 2008, we originated residential mortgage loans through mortgage brokers. Subsequent to the restructuring, we ceased loan originations through mortgage brokers and closed our wholesale channel to align our operations with the redirected focus on government sponsored loan products. Loans sourced by mortgage brokers were funded by us and generally closed in the ResCap name.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

The following summarizes domestic mortgage loan production by channel:

	U.S. mortgage loan production by channel
	2008		2007		2006
Year ended December 31, ($ in millions)	No. of loans	Dollar amount of loans	No. of Loans	Dollar amount of loans	No. of loans	Dollar amount of loans
Retail branches	40,316	$7,389	76,882	$12,260	103,139	$15,036
Direct lending (other than retail branches)	35,044	6,249	92,470	10,664	135,731	12,547
Mortgage brokers	28,210	5,920	110,404	20,561	169,200	29,025
Correspondent lender and secondary market purchases	166,900	35,583	287,084	50,420	642,169	104,960

Total U.S. production	270,470	$55,141	566,840	$93,905	1,050,239	$161,568

Types of Mortgage Loans

In response to the market conditions during 2008, we have adjusted our business model to originate primarily prime conforming and government mortgage loans. Historically, we have originated and acquired mortgage loans that generally fall into one of the following five categories:

•

Prime conforming mortgage loans — These are prime credit quality first-lien mortgage loans secured by single-family residences that meet or conform to the underwriting standards established by Fannie Mae or Freddie Mac for inclusion in their guaranteed mortgage securities programs.

•

Prime nonconforming mortgage loans — These are prime credit quality first-lien mortgage loans secured by single-family residences that either (1) do not conform to the underwriting standards established by Fannie Mae or Freddie Mac, because they have original principal amounts exceeding Fannie Mae and Freddie Mac limits, which are commonly referred to as jumbo mortgage loans or (2) have alternative documentation requirements and property or credit-related features (e.g., higher loan-to-value or debt-to-income ratios) but are otherwise considered prime credit quality due to other compensating factors.

•	Prime second-lien mortgage loans — These are open- and closed-end mortgage loans secured by a second or more junior lien on single-family residences, which include home equity mortgage loans.

•

Government mortgage loans — These are first-lien mortgage loans secured by single-family residences that are insured by the Federal Housing Administration (FHA) or guaranteed by the Veterans Administration (VA).

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

Nonprime includes mortgage loans the industry characterizes as “subprime,” high combined loan-to-value second-lien loans, and loans purchased through the negotiated conduit asset program. The negotiated conduit asset program includes loans that fall out of its standard loan programs due to noncompliance with one or more criteria. The loans of the negotiated conduit asset program must comply with all other credit standards and other guidelines of the standard loan program.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

The following table summarizes domestic mortgage loan production by type:

	U.S. mortgage loan production by type
	2008		2007		2006
Year ended December 31, ($ in millions)	No. of loans	Dollar amount of loans	No. of loans	Dollar amount of loans	No. of loans	Dollar amount of loans
Prime conforming	182,373	$39,559	245,953	$47,376	233,058	$43,350
Prime nonconforming	4,140	1,884	85,567	28,513	193,736	60,294
Prime second-lien	11,160	873	179,462	10,097	404,091	23,704
Government	72,784	12,822	24,528	3,605	25,474	3,665
Nonprime	13	3	31,330	4,314	193,880	30,555

Total U.S. production	270,470	$55,141	566,840	$93,905	1,050,239	$161,568

Underwriting Standards

All mortgage loans originated and most of the mortgage loans purchased are subject to underwriting guidelines and loan origination standards. When mortgage loans are originated by internet or telephone, we follow established lending policies and procedures that require consideration of a variety of factors, including:

•

the borrower’s capacity to repay the loan; except on FHA and VA streamline rate reduction refinances where capacity to repay is not required. All applicable FHA/VA guidelines are followed in order to ensure an insurable/guaranteeable loan;

•

the borrower’s credit history; except on FHA and VA streamline rate reduction refinances where credit history is not required. All applicable FHA/VA guidelines are followed in order to ensure an insurable/guaranteeable loan;

•	the relative size and characteristics of the proposed loan; and

•

the amount of equity in the borrower’s property (as measured by the borrower’s loan-to-value ratio). Occasionally, the government-sponsored enterprises automated underwriting results and FHA/VA guidelines do not require the review or analysis of equity in the borrower’s property.

When purchasing mortgage loans from correspondent lenders, we either underwrite the loan prior to closing or re-underwrite the loan before purchase or delegate underwriting responsibility to the correspondent lender originating the mortgage loan. When underwriting is delegated to the correspondent lender, a sample of loans are re-underwritten prior to purchase.

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

In 2008, we continued to revise product specific underwriting standards to establish more stringent requirements, which resulted in a reduction of nonconforming loan production, including the elimination of all nonprime production. The changes in underwriting standards include changes in loan-to-value requirements, FICO score minimums, and documented assets and income requirements.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

Sale and Securitization of Assets

We sell most of the mortgage loans we originate or purchase. In 2008, we sold $54.8 billion in mortgage loans. We typically sell prime conforming mortgage loans in sales that take the form of securitizations guaranteed by Fannie Mae or Freddie Mac, and typically sell government mortgage loans in securitizations guaranteed by Ginnie Mae. In 2008, we sold $49.8 billion of mortgage loans to government-sponsored enterprises, or 90.8% of the total loans sold, and $5.0 billion to other investors through whole-loan sales. In 2008 we did not perform any nonagency securitizations (also referred to as private label securitizations). Since the second half of 2007, the change in the U.S. mortgage market has limited our ability to securitize many nonconforming loan products and also resulted in a lack of demand and liquidity for the subordinate interests from these securitizations. This lack of liquidity also reduced the level of whole-loan transactions of certain nonconforming mortgages.

Our sale and agency securitization activities include developing asset sale or retention strategies, conducting pricing and hedging activities, and coordinating the execution of whole-loan sales and securitizations.

Servicing Activities

Although we sell most of the residential mortgage loans we originate or purchase, we generally retain the rights to service these loans. The retained mortgage servicing rights consist of primary and master servicing rights. When we act as primary servicer, we collect and remit mortgage loan payments, respond to borrower inquiries, account for principal and interest, hold custodial and escrow funds for payment of property taxes and insurance premiums, counsel or otherwise work with delinquent borrowers, supervise foreclosures and property dispositions, and generally administer the loans. When we act as master servicer, we collect mortgage loan payments from primary servicers and distribute those funds to investors in mortgage-backed and mortgage-related asset-backed securities and whole-loan packages. Key services in this regard include loan accounting, claims administration, oversight of primary servicers, loss mitigation, bond administration, cash flow waterfall calculations, investor reporting, and tax reporting compliance. In return for performing primary and master servicing functions, we receive servicing fees equal to a specified percentage of the outstanding principal balance of the loans being serviced and may also be entitled to other forms of servicing compensation, such as late payment fees or prepayment penalties. Servicing compensation also includes interest income or the float earned on collections that is deposited in various custodial accounts between their receipt and the scheduled/contractual distribution of the funds to investors.

The value of mortgage servicing rights is sensitive to changes in interest rates and other factors (Refer to further discussion in the Critical Accounting Estimates section of this MD&A). We have developed and implemented an economic hedge program to, among other things, mitigate the overall risk of loss due to a change in the fair value of mortgage servicing rights. In accordance with this economic hedge program, we hedge the change in the total fair value of their capitalized mortgage servicing rights. The success or failure of this economic hedging program may have a material effect on the results of operations.

The following table summarizes the primary domestic mortgage loan-servicing portfolio for which we hold the corresponding mortgage servicing rights:

	U.S. mortgage loan servicing portfolio
	2008		2007		2006
Year ended December 31, ($ in millions)	No. of loans	Dollar amount of loans	No. of loans	Dollar amount of loans	No. of loans	Dollar amount of loans
Prime conforming	1,481,111	$225,141	1,554,594	$227,460	1,574,715	$244,431
Prime nonconforming	225,580	67,034	336,319	103,285	197,484	58,488
Prime second-lien	557,197	24,260	651,260	28,297	760,104	31,578
Government	138,802	20,323	180,453	19,454	181,477	18,835
Nonprime	258,026	28,275	349,696	40,105	374,625	50,287

Total U.S. primary servicing portfolio (a)	2,660,716	$365,033	3,072,322	$418,601	3,088,405	$403,619

(a)	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 149,750 with an unpaid principal balance of $33.1 billion as of December 31, 2008; 205,019 with an unpaid principal balance of $44.3 billion as of December 31, 2007; and 290,992 with an unpaid principal balance of $55.4 billion as of December 31, 2006.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

Warehouse Lending

We are a provider of warehouse-lending facilities to correspondent lenders and other mortgage originators in the United States. These facilities enable those lenders and originators to finance residential mortgage loans until they are sold in the secondary mortgage loan market. We provide warehouse-lending facilities principally for prime conforming and government residential mortgage loans, including mortgage loans acquired through correspondent lenders. We also provide limited warehouse-lending facilities for prime second-lien residential mortgage loans, including mortgage loans acquired through correspondent lenders. During the year ended December 31, 2008, we have continued to reduce the size of our warehouse-lending business and have not provided facilities secured by nonconforming loans, except prime jumbo mortgage loans. We provide most of the warehouse-lending facilities through GMAC Bank. Advances under warehouse-lending facilities are collateralized by the underlying mortgage loans and bear interest at variable rates. As of December 31, 2008, we had total warehouse line of credit commitments of approximately $2.4 billion, against which we had advances outstanding of approximately $1.4 billion. We also have $109 million of warehouse-lending receivables outstanding related to other offerings as of December 31, 2008. We purchased approximately 21% of the mortgage loans financed by our warehouse-lending facilities in 2008.

Other Real Estate Finance and Related Activities

Through GMAC Bank, we offer a variety of banking products to customers, including certificates of deposits, money market accounts, consumer loans, online banking and bill payment services. GMAC Bank also provides collateral pool certification and collateral document custodial services to third-party customers. During 2008, we sold our business that provided real estate brokerage services, full-service relocation services, mortgage closing services, and settlement services.

Business Capital

Through ResCap’s Business Capital operations, we provide financing and equity capital to residential land developers and homebuilders. During 2008, Business Capital sold its resort finance business, which provided debt capital to resort and timeshare developers, to GMAC Commercial Finance and sold a substantial portion of the model home business to an affiliate of Cerberus. Subsequent to the sale, the business still consists of a variety of products for builders and developers, but is being managed down and/or sold to third parties. As of December 31, 2008, there is no origination of any new transactions within the business; the only funding provided are those required of us under our current lending commitments. The business will continue to look to reduce costs through restructuring efforts and minimize losses through asset management initiatives. During the first quarter of 2009, Business Capital may outsource its entire servicing platform to an unrelated third party. Asset management will continue to be provided within Business Capital.

The products on the Consolidated Balance Sheet consist of lending receivables in the form of first-lien construction loans, mezzanine construction loans, and working capital loans to builders. In addition, nonlending real estate assets consist of equity investments in residential construction projects, lots under options to builders, model homes under lease to builders, and owned real estate projects acquired through foreclosure or terminated options and leases.

International Business

The International Business includes substantially all of ResCap’s operations outside of the United States. Due to market conditions, mortgage loan production in the foreign markets in which we operate has been suspended throughout the majority of 2008, except for insured mortgages in Canada. On January 1, 2009, ResCap’s International Business completed the sale of its Canadian subsidiary to GMAC LLC. ResCap’s international operations conducted business in the United Kingdom, Canada, continental Europe, Latin American, and Australia.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

The following table summarizes international mortgage loan production for the periods shown:

	International mortgage loan production
	2008		2007		2006
Year ended December 31, ($ in millions)	No. of loans	Dollar amount of loans	No. of loans	Dollar amount of loans	No. of loans	Dollar amount of loans
United Kingdom	3,379	$885	68,161	$18,903	93,215	$22,417
Continental Europe	3,443	901	37,364	7,150	21,849	3,926
Canada	10,948	2,050	10,117	1,947	8,117	1,311
Other	3,002	402	9,495	580	3,798	128

Total international loan production	20,772	$4,238	125,137	$28,580	126,979	$27,782

The following table sets forth our international servicing portfolio for which we hold the corresponding mortgage servicing rights:

	International servicing portfolio
	2008		2007		2006
Year ended December 31, ($ in millions)	No. of Loans	Dollar amount of loans	No. of loans	Dollar amount of loans	No. of loans	Dollar amount of loans
United Kingdom	52,446	$8,615	82,326	$19,345	108,672	$23,817
Continental Europe	66,765	15,503	69,666	17,953	49,251	9,956
Canada	29,304	4,197	31,620	5,482	16,716	2,392
Other	4,277	439	2,091	312	1,274	52

Total international servicing portfolio	152,792	$28,754	185,703	$43,092	175,913	$36,217

We traditionally exited the assets we originated through securitizations and whole-loan sales. The securitization markets are restricted or closed in each of our foreign markets. Due to liquidity needs and a lack of access to our historical exit markets, we executed a substantial number of whole-loan sales in 2008 at reduced values resulting in large losses and a significantly reduced balance sheet. In 2009, we will continue to reduce our international balance sheet exposure and related liquidity requirements through effective asset management.

Corporate and Other

ResCap’s Corporate and Other operations primarily include the loan portfolio management of our purchased distressed asset portfolio and certain other nonperforming assets. As of December 31, 2008, we have suspended purchases of distressed assets and the existing portfolio is being managed into run-off. Also included in our Corporate and Other operations are costs associated with the restructuring initiative announced by ResCap during the third quarter of 2008 and corporate holding company activities.

Credit Risk Management

As previously discussed, we sell mortgage loans to third parties in the secondary market or one of the government-sponsored enterprises after origination or purchase. While loans are held in mortgage inventory before sale, we are exposed to credit losses on the loans. In addition, we bear credit risk through investments in subordinate loan participations or other subordinated interests related to certain consumer and commercial mortgage loans sold to third parties through securitizations. Management estimates credit losses for mortgage loans held-for-sale and subordinate loan participations and records a valuation allowance when losses are considered probable and estimable. The valuation allowance is included as a component of the fair value and carrying amount of mortgage loans held-for-sale. Certain loans that are sold into a securitization trust or through agency sales are subject to representations and warranties (sold with recourse) in the event of inadequate underwriting or documentation standards or, in select circumstances, borrower default. The fair value of these liabilities are estimated at the time of sale and recorded at fair value. Management closely monitors historical experience, borrower payment activity, current economic trends, and other risk factors and establishes an allowance for foreclosure losses that are considered sufficient to cover incurred foreclosure losses in the portfolio.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

We periodically acquire or originate certain finance receivables and loans held-for-investment purposes. Additionally, certain loans held as collateral for securitization transactions (treated as financings) are also classified as mortgage loans held-for-investment. We have the intent and forecasted ability to hold these finance receivables and loans for the foreseeable future or until maturity. Management’s view of the foreseeable future is generally a twelve-month period based on the longest reasonably reliable net income, liquidity, and capital forecast period. Credit risk on finance receivables and mortgage loans held-for-investment is managed and guided by policies and procedures that are designed to ensure that risks are accurately assessed, properly approved, and continuously monitored. In particular, we use risk-based loan pricing and appropriate underwriting policies and loan-collection methods to manage credit risk. Management closely monitors historical experience, borrower payment activity, current economic trends, and other risk factors and establishes an allowance for credit losses that we consider sufficient to cover incurred credit losses in the portfolio of loans held-for-investment.

In addition to credit exposure on the mortgage loans held-for-sale and held-for-investment portfolios, we also bear credit risk related to investments in certain asset- and mortgage-backed securities, which are carried at estimated fair value (or at amortized cost for those classified as held-to-maturity) on the Consolidated Balance Sheet. Typically, noninvestment grade and unrated asset- and mortgage-backed securities provide credit support and are subordinate to the higher-rated senior certificates in a securitization transaction.

We are also exposed to risk of default by banks and financial institutions that are counterparties to derivative financial instruments. These counterparties are typically rated single A or above. This credit risk is managed by limiting the maximum exposure to any individual counterparty and, in a majority of instances, holding collateral, such as cash deposited by the counterparty.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

Allowance for Credit Losses

The allowance for credit losses is intended to cover management’s estimate of incurred losses in the portfolio. Refer to the Critical Accounting Estimates section of this MD&A and Note 1 to the Consolidated Financial Statements for further discussion.

The following table summarizes the activity related to the allowance for credit losses:

($ in millions)	Consumer	Commercial	Total
Balance at January 1, 2007	$1,508	$397	$1,905
Provision for credit losses	2,089	491	2,580
Charge-offs	(1,282)	(413)	(1,695)
Reduction of allowance due to deconsolidation (a)	(1,540)	—	(1,540)
Recoveries	57	9	66

Balance at December 31, 2007	832	484	1,316
Provision for credit losses	1,673	558	2,231
Charge-offs	(724)	(421)	(1,145)
Reduction of allowance due to fair value option election (b)	(489)	—	(489)
Reduction of allowance due to deconsolidation (a)	(127)	—	(127)
Recoveries	44	18	62
Foreign exchange impacts	(67)	(13)	(80)
Sale of resort finance business (c)	—	(27)	(27)

Balance at December 31, 2008	$1,142	$599	$1,741
Allowance coverage 2007 (d)	1.97%	6.82%	2.67%
Allowance coverage 2008 (d)	4.75%	15.85%	6.26%

(a)	During both 2007 and 2008, we completed the sale of residual cash flows related to a number of on-balance sheet securitizations. We completed the approved actions to cause the securitization trusts to satisfy the qualifying special-purpose entity requirement of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140). The actions resulted in the deconsolidation of various securitization trusts.
(b)	Represents the reduction of allowance as a result of fair value option election made under SFAS 159. Refer to Note 22 to the Consolidated Financial Statements for additional information.
(c)	During the three months ended September 30, 2008, ResCap completed the sale of their resort finance business to our Commercial Finance group. As a result of the sales transaction, the related allowance for credit losses was removed.
(d)	Represents the related allowance for credit losses as a percentage of total on-balance sheet residential mortgage loans. Additionally, as of December 31, 2008, $8.7 billion of unpaid principal balance includes loans held at fair value for $1.9 billion under SFAS 159 with no related allowance for credit loss. These loans have been excluded from this calculation.

As a direct result of significant increases in delinquencies, severity, and foreclosure volume throughout 2008, we increased our consumer allowance coverage from 1.97% as of December 31, 2007, to 4.75% as of December 31, 2008. These allowance coverage percentages are based upon the allowance for credit losses related to mortgage loans held-for-investment, excluding those loans held at fair value, as a percentage of the unpaid principal balance, net of premiums and discounts. Our international operations have been primarily impacted in the United Kingdom and continental Europe, with continued delinquency rate increases, while home prices continue to decrease. Further, a reflection of increased frequency and severity assumptions across all product categories, including our prime conforming product have impacted the increase in allowance.

We increased our commercial allowance coverage from 6.82% as of December 31, 2007, to 15.85% as of December 31, 2008. The significant increase in our allowance coverage was primarily related to numerous commercial customers, e.g., home building companies, declaring bankruptcy, and/or ceasing operations.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

The following table summarizes the allowance for loan losses by type of consumer mortgage loans held-for-investment:

	Consumer mortgage loans held-for-investment
	2008		2007
December 31, ($ in millions)	Allowance for loan losses	Allowance as a % of the total asset class (a) (b)	Allowance for loan losses	Allowance as a % of the total asset class (a)
Prime conforming mortgage loans	$27	0.11	$6	0.01
Prime nonconforming mortgage loans	506	2.11	102	0.24
Prime second-lien mortgage loans	189	0.78	133	0.32
Government loans	2	0.01	2	—
Nonprime mortgage loans	418	1.74	589	1.40

Total consumer mortgage loans held-for-investment	$1,142	4.75	$832	1.97

(a)	Represents the related allowance for credit losses as a percentage of total on-balance sheet residential mortgage loans.
(b)	As of December 31, 2008, $8.7 billion of the unpaid principal balance includes loans held at fair value for $1.9 billion under SFAS 159 with no related allowance for credit loss. These loans have been excluded from the calculation.

Nonperforming Assets

The following table summarizes the nonperforming assets in our on-balance sheet held-for-sale and held-for-investment residential mortgage loan portfolios for each of the periods presented. Nonperforming assets are nonaccrual loans, foreclosed assets, and restructured loans. Mortgage loans and lending receivables are generally placed on nonaccrual status when they are 60 days or more past due or when the timely collection of the principal of the loan, in whole or in part, is doubtful. Management’s classification of a loan as nonaccrual does not necessarily suggest that the principal of the loan is uncollectible in whole or in part. In certain cases, borrowers make payments to bring their loans contractually current; in all cases, mortgage loans are collateralized by residential real estate. As a result, our experience has been that any amount of ultimate loss for mortgage loans other than second-lien loans is substantially less than the unpaid balance of the nonperforming loans.

December 31, ($ in millions)	2008	2007
Nonaccrual loans:
Mortgage loans:
Prime conforming	$152	$85
Prime nonconforming	1,842	908
Prime second-lien	452	233
Government	66	80
Nonprime (a)	3,239	4,040
Lending receivables:
Construction (b)	1,273	550
Warehouse	75	71
Commercial real estate	—	10

Total nonaccrual assets	7,099	5,977
Restructured loans	107	32
Foreclosed assets	703	1,114

Total nonperforming assets	$7,909	$7,123

Total nonperforming assets as a percentage of total ResCap assets	16.6%	8.6%

(a)	Includes loans that were purchased distressed and already in nonaccrual status of $296 million and $1.1 billion as of December 31, 2008 and 2007, respectively. In addition, includes $218 million and $16 million for 2008 and 2007, respectively, of nonaccrual restructured loans that are not included in restructured loans.
(b)	Includes $26 million and $47 million for 2008 and 2007, respectively, of nonaccrual restructured loans that are not included in restructured loans.

During the year, ResCap completed temporary and permanent loan modifications. Loan modifications can include any or all of the following: principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contract interest rates. The majority of the modifications adjusted the borrower terms for loans in off-balance sheet securitization trusts, for which we retained the mortgage servicing rights and/or other retained interests; these modifications may ultimately

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

impact the valuation of those assets. The remaining loans exist primarily in our on-balance sheet securitization trusts. If the modification was deemed temporary, our modified loans remained nonaccrual loans and retained their past due delinquency status even if the borrower has met the modified terms. If the modification was deemed permanent, the loan is returned to current status, if the borrower complies with the new loan terms. As of December 31, 2008, permanent modifications of on-balance sheet mortgage loans held-for-investment includes approximately $302 million of unpaid principal balance.

The following table summarizes the delinquency information for the mortgage loans held-for-investment portfolio:

	As of December 31,
	2008		2007
($ in millions)	Amount	% of total	Amount	% of total
Current	$25,728	78	$35,558	83
Past due
30 to 59 days	1,375	4	1,784	4
60 to 89 days	838	3	946	2
90 days or more	2,363	7	2,179	5
Foreclosures pending	2,116	6	1,846	4
Bankruptcies	783	2	735	2

Total unpaid principal balance	33,203	100	43,048	100
Net discounts	(486)		(886)
SFAS 159 fair value adjustment	(6,829)		—
Allowance for credit losses	(1,142)		(832)

Total	$24,746		$41,330

The deterioration of the domestic housing market and the stress on the domestic mortgage market continued throughout 2008 and significantly affected our provision for credit losses and the associated allowance for loss related to mortgage loans held-for-investment. The credit quality of our mortgage loans held-for-investment has experienced significant declines due to home price depreciation and higher delinquencies resulting in increased frequency and severity assumptions. The increasing trends in frequency and severity of loss continue to drive our provision for losses and our allowance higher.

Delinquency and nonaccrual levels related to mortgage loans held-for-investment increased throughout the year ended December 31, 2008. Mortgage loans held-for-investment past due 60 days or more increased to 18.4% of the total unpaid principal balance as of December 31, 2008, from 13.3% at December 31, 2007. Nonaccrual loans increased from 12.9% of the mortgage loans held-for-investment portfolio as of December 31, 2007, to 23.2% as of December 31, 2008.

As of December 31, 2008, we continue to hold mortgage loans that have features that expose us to credit risk and thereby could result in a concentration of credit risk. We currently originate only prime conforming and government mortgages in the United States and high-quality insured mortgages in Canada, which reduces our overall exposure to products that increase our credit risk. These loan products include high loan-to-value mortgage loans, payment option adjustable rate mortgage loans, interest-only mortgage loans, and teaser rate mortgages. Total loan production and combined exposure related to these products recorded in finance receivables and loans and loans held-for-sale for the years ended and as of December 31, 2008 and 2007, is summarized as follows:

	Loan production for the year		Unpaid principal balance as of December 31,
($ in millions)	2008	2007	2008	2007
Interest-only mortgage loans	$3,379	$30,013	$10,459	$18,282
Payment option adjustable rate mortgage loans	—	7,585	307	1,691
High loan-to-value (100% or more) mortgage loans	563	2,942	3,833	5,896
Below market initial rate (teaser) mortgages	233	1,597	801	733

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

•

Interest-only mortgages — Allow interest-only payments for a fixed time. At the end of the interest-only period, the loan payment includes principal payments and increases significantly. The borrower’s new payment, once the loan becomes amortizing (i.e., includes principal payments), will be greater than if the borrower had been making principal payments since the origination of the loan.

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

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

Insurance

Results of Operations

The following table summarizes the operating results of our Insurance operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other operating segments.

Year ended December 31, ($ in millions)	2008	2007	2006	Favorable/ (unfavorable) 2008-2007 % change	Favorable/ (unfavorable) 2007-2006 % change
Revenue
Insurance premiums and service revenue earned	$4,285	$4,338	$4,149	(1)	5
Investment income	193	379	1,321	(49)	(71)
Other income	265	185	146	43	27

Total insurance premiums and other income	4,743	4,902	5,616	(3)	(13)
Expense
Insurance losses and loss adjustment expenses	2,432	2,451	2,420	1	(1)
Acquisition and underwriting expense	1,673	1,784	1,570	6	(14)
Impairment of goodwill	42	—	—	n/m	—

Total expense	4,147	4,235	3,990	2	(6)
Income before income tax expense	596	667	1,626	(11)	(59)
Income tax expense	137	208	499	34	58

Net income	$459	$459	$1,127	—	(59)

Total assets	$12,013	$13,770	$13,424	(13)	3

Insurance premiums and service revenue written	$3,785	$4,039	$4,001	(6)	1

Combined ratio (a)	93.9%	93.5%	92.3%

n/m = not meaningful

(a)	Management uses combined ratio as a primary measure of underwriting profitability with its components measured using accounting principles generally accepted in the United States of America. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income. For 2008, the gain on sale of our U.S. reinsurance managing general agency and our goodwill impairment was excluded.

2008 Compared to 2007

Net income from Insurance operations totaled $459 million for the years ended December 31, 2008 and 2007. Net income for 2008 was positively impacted by a $93 million gain on the sale of our U.S. reinsurance managing general agency, decreased insurance losses, and reduced acquisition and underwriting expenses. These positive impacts were offset by higher realized investment losses that were driven by other-than-temporary impairments recognized on certain investment securities, losses on sales of securities, and unfavorable investment market volatility. In addition, we experienced a decrease in premiums earned, U.S. auto policies serviced, and dealership-related products due to sharp declines in vehicle sales.

Insurance premiums and service revenue earned decreased 1% for the year ended December 31, 2008, compared to the same period in 2007. Insurance premiums and service revenue earned was adversely affected by fewer U.S. personal auto policies and lower volume in dealership-related products due to sharp declines in vehicle sales, challenging domestic pricing conditions, and the sale of our U.S. reinsurance managing general agency in November 2008. The business that our U.S. reinsurance agency underwrote was ceded to the purchasing entity. The decrease was partially offset by growth in international operations, both organically and through the acquisition of U.K.-based Provident Insurance in June 2007.

Investment income totaled $193 million for the year ended December 31, 2008, compared to $379 million in 2007. Investment income decreased primarily due to actions taken to reduce exposure to market volatility, which resulted in realized investment losses of $139 million for the year ended December 31, 2008. The value of the investment portfolio was

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

$5.1 billion and $7.2 billion at December 31, 2008 and 2007, respectively. The decrease in the investment portfolio was driven by economic volatility, including the effects on foreign-denominated securities, and the sale of our U.S. reinsurance agency, which included an investment portfolio.

Other income totaled $265 million for the year ended December 31, 2008, compared to $185 million in 2007. The increase was primarily due to the $93 million gain on sale of our U.S. reinsurance managing general agency.

Acquisition and underwriting expense decreased 6% for the year ended December 31, 2008, compared to the same period in 2007. The decrease was primarily due to lower volumes of U.S. business.

During the three months ended December 31, 2008, our Insurance operations initiated an evaluation of goodwill for potential impairment in accordance with SFAS 142, Goodwill and Other Intangible Assets. This test was initiated in light of a more-likely-than-not expectation that one of its reporting units or a significant portion of one of its reporting units would be sold. The fair value was determined using an offer provided by a willing purchaser. Based on the preliminary results of the assessment, our Insurance operations concluded that the carrying value of one of its reporting units exceeded its fair value resulting in an impairment loss of $42 million during the year ended December 31, 2008. No such impairment was recognized in 2007.

Income tax expense decreased 34% for the year ended December 31, 2008, compared to the same period in 2007. The decrease was primarily due to lower income before income taxes and more income generated within LLC entities during 2008.

2007 Compared to 2006

Net income from Insurance operations totaled $459 million for the year ended December 31, 2007, compared to $1.1 billion in 2006. The decrease in net income was primarily due to a lower level of realized capital gains.

Insurance premiums and service revenue earned totaled $4.3 billion for the year ended December 31, 2007, compared to $4.1 billion in 2006. The increase was primarily due to growth in international operations, both organically and through the second quarter acquisition of Provident Insurance, and higher earnings in the automotive service contract business. The increase was partially offset by challenging pricing conditions in the domestic personal insurance and reinsurance businesses.

The combination of investment and other income, net of losses decreased 62% during the year ended December 31, 2007, compared to 2006. Investment income decreased due to a $980 million decrease in realized capital gains during the year ended December 31, 2007, in comparison with 2006. The market value of the investment portfolio was $7.2 billion and $7.6 billion at December 31, 2007 and 2006, respectively. The decrease was slightly offset by an increase in other income due primarily to higher service fees obtained from our international operations through organic growth.

Insurance losses and loss adjustment expenses totaled $2.5 billion for the year ended December 31, 2007, compared to $2.4 billion in 2006. Loss and loss adjustment expense increased due primarily to international operations, including the Provident Insurance acquisition and organic growth in other businesses. The increase was partially offset by lower loss experience in our U.S. automotive service contract and personal insurance businesses driven by lower volumes and lower weather-related losses affecting our reinsurance business.

Acquisition and underwriting expense increased 14% during the year ended December 31, 2007, compared to 2006. The increase was primarily due to continued growth in international business and increases in expenses in both the U.S. personal insurance and automotive service contract businesses.

Royalty Arrangement

For certain insurance products, GM and GMAC have entered into agreements allowing GMAC to use the GM name on certain insurance products. In exchange, GMAC pays GM a minimum annual guaranteed royalty fee of $15 million.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

Consumer Products

We underwrite and market nonstandard, standard, and preferred risk physical damage and liability insurance coverages for private passenger automobiles, motorcycles, recreational vehicles, and commercial automobiles and homeowners insurance through independent agencies, direct response, and internet channels. Additionally, we market private-label insurance through a long-term agency relationship with Homesite Insurance, a national provider of home insurance products. We currently operate in all 50 states and the District of Columbia in the United States, with a significant amount of our business written in California, Florida, Michigan, New York, and North Carolina.

We had approximately 2.3 million and 2.4 million consumer products policyholders as of December 31, 2008 and 2007, respectively. We offer our consumer product policies on a direct response basis through affinity groups, worksite programs, the internet, and through an extensive network of independent agencies. Approximately 405,000 and 438,000 of our policyholders were GM-related persons as of December 31, 2008 and 2007, respectively. Through our relationship with GM, we utilize direct response and internet channels to reach GM’s current employees, retirees, and their families and GM dealers, suppliers and their families. We have similar programs that utilize relationships with affinity groups. In addition, we reach a broader market of customers through independent agents and internet channels.

We also underwrite personal automobile insurance coverage in Mexico, the United Kingdom, Canada, and Germany. We assume select motor insurance risks, including credit life, through programs with Vauxhall, Opel, and Saab vehicle owner relationships in Europe and through similar programs in Latin America and Asia-Pacific regions.

Other Consumer Products

We are a leading provider of automotive service contracts with mechanical breakdown and maintenance coverage. Our automotive service contracts offer vehicle owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle warranty. These service contracts are marketed through automobile dealerships, on a direct response basis, and through independent agents in the United States and Canada. The service contracts cover virtually all vehicle makes and models; however, in the U.S. our flagship service contract product is the General Motors Protection Plan. A significant portion of our overall vehicle service contracts are through the General Motors Protection Plan and cover vehicles manufactured by GM and its subsidiaries.

Our other products include Guaranteed Asset Protection (GAP) Insurance, which allows the recovery of a specified economic loss beyond the insured value.

Internationally, our U.K.-based Car Care Plan subsidiary provides automotive service contracts to customers through direct and dealer distribution channels and is a market leader for these contracts in the United Kingdom. Car Care Plan also sells GAP products and operates in Europe and Latin America.

Commercial Products

We provide commercial insurance, primarily covering dealers’ wholesale vehicle inventory. Our wholesale vehicle inventory insurance provides physical damage protection for dealers’ floorplan vehicles. It includes coverage for both GMAC and non-GMAC financed inventory and is available in the United States to virtually all new car franchise dealerships. Internationally, ABA Seguros provides certain commercial business insurance exclusively in Mexico, and Car Care Plan reinsures dealer vehicle inventory in Europe, Latin America, and Asia Pacific.

We also conduct reinsurance operations internationally, generated primarily from GM and GMAC distribution channels. Reinsurance coverage is primarily insurance for insurance companies designed to stabilize their results, protect against unforeseen events, and facilitate business growth. International operations also manage a fee-focused insurance program through which commissions are earned from third-party insurers offering insurance products primarily to GMAC customers worldwide.

Underwriting and Risk Management

We determine the premium rates for our insurance policies and pricing for our automotive service contracts based upon an analysis of expected losses using historical experience and anticipated future trends. For example, in pricing our automotive service contracts, we make assumptions as to the price of replacement parts and repair labor rates in the future.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

In underwriting insurance policies and automotive service contracts, we assess the particular risk involved and determine the acceptability of the risk and the categorization of the risk for appropriate pricing. We base our determination of the risk on various assumptions tailored to the respective insurance product. With respect to automotive service contracts, assumptions include the quality of the vehicles produced and new model introductions. Personal automotive insurance assumptions include individual state regulatory requirements.

In some instances, ceded reinsurance is used to reduce the risk associated with volatile businesses, such as catastrophe risk in U.S. dealer vehicle inventory insurance or smaller businesses, such as Canadian automobile or European dealer vehicle inventory insurance. In 2008, we ceded approximately 13% of our U.S. consumer products insurance premiums to government-managed pools of risk. Our consumer products business is covered by traditional catastrophe protection, aggregate stop loss protection, and an extension of catastrophe coverage for hurricane events. In addition, loss control techniques, such as hail nets or storm path monitoring to assist dealers in preparing for severe weather, help to mitigate loss potential.

We mitigate losses by the active management of claim settlement activities using experienced claims personnel and the evaluation of current period reported claims. Losses for these events may be compared to prior claims experience, expected claims, or loss expenses from similar incidents to assess the reasonableness of incurred losses.

Loss Reserves

In accordance with industry and accounting practices and applicable insurance laws and regulatory requirements, we maintain reserves for reported losses, losses incurred but not reported, and loss adjustment expenses. These reserves are based on various estimates and assumptions and are maintained both for business written on a current basis and policies written and fully earned in prior years to the extent there continues to be outstanding and open claims in the process of resolution. Refer to the Critical Accounting Estimates section of this MD&A and Note 1 to the Consolidated Financial Statements for further discussion. The estimated values of our prior reported loss reserves and changes to the estimated values are routinely monitored by credentialed actuaries. Our reserve estimates are regularly reviewed by management; however, since the reserves are based on estimates and numerous assumptions, the ultimate liability may differ from the amount estimated.

Investments

A significant aspect of our Insurance operations is the investment of proceeds from premiums and other revenue sources. We will use these investments to satisfy our obligations related to future claims at the time these claims are settled. Investment securities are classified as available-for-sale and carried at fair value. Unrealized losses on investment securities that are considered by management to be other-than-temporary are recognized in earnings through a write-down in the carrying value to the current fair value of the investment. Unrealized gains or losses are included in other comprehensive income, as a component of equity. Fair value of fixed income and equity securities is based upon quoted market prices where available.

Our Insurance operations have an Investment Committee, which develops guidelines and strategies for these investments. The guidelines established by this committee reflect our risk tolerance, liquidity requirements, regulatory requirements, and rating agencies considerations, among other factors. Our investment portfolio is managed by General Motors Asset Management (GMAM). GMAM directly manages certain portions of our insurance investment portfolio and recommends, oversees, and evaluates specialty asset managers in other areas.

Financial Strength Ratings

Substantially all of our U.S. Insurance operations have a Financial Strength Rating (FSR) and an Issuer Credit Rating (ICR) from A.M. Best Company. The FSR is intended to be an indicator of the ability of the insurance company to meet its senior most obligations to policyholders. Lower ratings generally result in fewer opportunities to write business as insureds, particularly large commercial insureds, and insurance companies purchasing reinsurance have guidelines requiring high FSR ratings. Our Insurance operations outside the United States are not rated, except for Provident Insurance PLC in the United Kingdom.

On January 9, 2008, A.M. Best confirmed the FSR of our U.S. Insurance companies at A — and revised the outlook to negative. On December 5, 2008, S&P assigned a BB+ rating with stable outlook for Provident Insurance PLC.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

Other Operations

Net income for Other operations was $9.1 billion for the year ended December 31, 2008, compared to $70 million for the year ended December 31, 2007. The increase was primarily due to a $10.7 billion pretax gain that resulted from the December 2008 private debt exchange offers and cash tender offers. Refer to Note 1 to the Consolidated Financial Statements for more details. The increase was partially offset by equity investment losses, a full impairment of an equity investment, increased bank facility fees due to increased borrowings, other-than-temporary impairment recognized on certain investment securities due to adverse market conditions, as well as increased compensation and benefits expense, professional service fees, and IT costs. We experienced equity investment net losses of $176 million for the year ended December 31, 2008, compared to net income of $74 million for the same period in 2007. Additionally, during the fourth quarter of 2008, we recognized a full impairment on an equity investment of $570 million. The equity investment losses and impairment were primarily attributed to the decline in credit market conditions and unfavorable asset revaluations.

Other operations also include the results of our Commercial Finance Group. For the year ended December 31, 2008, our Commercial Finance Group had net income of $24 million, compared to net income of $49 million in 2007. The decrease in net income was primarily due to increased interest expense, as a result of higher asset levels and higher interest spreads, and increased customer losses due to current market pressures on retailers. The decrease was partially offset by a $29 million gain recognized during July 2008 related to the sale of operations in Poland.

Net income for Other operations was $70 million for the year ended December 31, 2007, compared to a loss of $950 million for the year ended December 31, 2006. During the year ended December 31, 2006, our Commercial Finance Group recognized a noncash charge of $840 million $(695 million after-tax) for impairment of goodwill and other intangibles. Excluding these impairment charges, the increases in net income primarily reflected improved profitability of our Commercial Finance Group.

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

The ongoing stress in the credit markets throughout 2008 caused us to realign our priorities regarding our funding strategy. Historically, we have had a number of funding markets available to finance our business to provide loans to consumers and automotive dealers. These historic funding sources have included the public secured and unsecured debt markets, the private securitization market, domestic and international committed and uncommitted bank lines, and brokered and retail deposits originated in our wholly owned subsidiary, GMAC Bank. In the current market and economic climate, many of these markets have limited or no availability. In addition, funding costs have escalated as credit spreads have widened. In today’s market, we are managing our liquidity using the following practices:

•

Existing secured funding programs — Over the past several years our strategy has been to maintain a prudent amount of committed credit capacity. Lack of access to the public markets in the current credit environment has resulted in an increased level of utilization across our secured facilities. We took aggressive actions throughout 2008 to renew existing programs. Examples include a new, globally syndicated $11.4 billion senior secured revolving credit facility with a three-year maturity and extension of a key bilateral funding facility for automotive, mortgage, and commercial assets. In addition, we maintain access to our committed automotive whole loan forward flow agreements beyond 2009.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

•

GMAC Bank deposits — As a regulated financial institution, GMAC Bank has access to funding through Federal Home Loan Bank (FHLB) advances, brokered certificates of deposit and retail deposits. GMAC Bank continues to grow and is becoming a more prominent part of our funding strategy. The deposit base has grown from $12.8 billion at December 31, 2007, to $19.2 billion at December 31, 2008. GMAC Bank continues to be subject to Sections 23A and 23B of the Federal Reserve Act, which currently restrict GMAC Bank’s ability to lend to affiliates, purchase assets from them and enter into other transactions that involve entities that directly or indirectly control or are under common control with GMAC Bank. Refer to Transactions with Affiliates discussion in Item 1 on page 6 for further information about these restrictions.

•

Reduced asset originations — Despite the fact that GMAC Bank is becoming a more prominent source of our funding, the ongoing stress in the capital markets throughout 2008 and our limited access to new funding, led us to adjust our credit originations accordingly. In October 2008, we implemented a more conservative purchase policy for consumer automotive financing in the United States as a result of the lack of stability in the global capital and credit markets. The changes included limiting purchases to contracts with a credit bureau score of 700 or above. Additionally, we restricted the volume of contracts we purchased with higher advance rates and longer terms. Similarly, in our International Automotive Finance operations, we have taken actions to restrict retail contract purchases by ceasing or partially ceasing operations in certain countries within Asia-Pacific and Europe. In addition, in certain geographies, we have tightened our underwriting standards and increased rates for automotive dealers.

On December 24, 2008, the Board of Governors of the Federal Reserve System approved our application to convert to a bank holding company under the BHC Act. This allowed us to convert GMAC Bank to a Utah state-chartered commercial nonmember bank giving us greater flexibility to develop more stable sources of funding. We have already begun to embark on initiatives to grow our consumer deposit-taking capabilities, including the launch of a redesigned online portal.

In late December 2008, as a result of our receipt of an investment from the U.S. Treasury Department as part of the Troubled Assets Relief Program (TARP), we announced that we were able to relax some of the restrictions we had placed on our consumer retail loan origination business. We expect these actions will help us return to more normal levels of consumer financing volume while also managing our portfolio risk during the current economic climate.

•	Participation in Governmental Funding Programs —

–	On September 11, 2008, the automotive division of GMAC Bank was granted access to the Federal Reserve’s Discount Window and Term Auction Facility (TAF). The Discount Window is the primary credit facility under which the Federal Reserve extends collateralized loans to depository institutions at terms from overnight up to ninety days. The TAF program auctions a pre-announced quantity of collateralized credit starting with a minimum bid for term funds of 28-day or 84-day maturity. The automotive division of GMAC Bank has pledged $5.2 billion of automotive loans and leasing financings to participate in the Discount Window and TAF program at varying collateral requirements. At December 31, 2008, GMAC Bank had $10 million outstanding borrowings under these programs with unused capacity of $4.0 billion.

–	We began selling asset-backed commercial paper through our asset-backed conduit New Center Asset Trust (NCAT) to the Federal Reserve’s Commercial Paper Funding Facility (CPFF) that went into effect on October 27, 2008. As of December 31, 2008, we had approximately $7.6 billion of asset-backed commercial paper outstanding under this program. For further discussion, refer to the NCAT and TACN section under Secured Funding Facilities on page 80.

–	On December 29, 2008, we sold $5.0 billion of GMAC preferred membership interests and warrants, which were immediately exercised, to the U.S. Department of the Treasury as a participant in the Automotive Financing Program created under the TARP.

–	We are currently working to secure additional liquidity through the Federal Deposit Insurance Corporation’s (FDIC) three-year Temporary Liquidity Guarantee Program (TLGP). If approved, this would allow us to issue low-cost unsecured corporate debt that is guaranteed by the FDIC.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

Recent Funding Developments

Throughout 2008, the credit markets were under pressure and our access to liquidity was significantly reduced. These conditions, in addition to the reduction in our credit ratings, resulted in increased borrowing costs and our inability to access the unsecured debt and automotive securitization markets in a cost-effective manner. In this environment our funding strategy remains unchanged and we remain very focused on our liquidity position. We have regular renewals of outstanding bank loans and credit facilities. Although several of our committed facilities were renewed in 2008, albeit at revised terms, some facilities were not renewed placing additional pressure on our liquidity position. Our inability to renew the remaining loans and facilities as they mature could have a further negative impact on our liquidity position. We also have significant maturities of unsecured notes each year. In addition, a significant portion of our customers are GM dealers, customers of GM or GM-related companies. As a result, a significant adverse change in GM’s business or financial position could have an adverse effect on our profitability and financial condition.

Our business continues to be affected by these conditions and has led us to take several actions to manage resources during this volatile environment. Certain of these steps have included the following: aligning automotive originations with available committed funding sources in the United States and abroad; streamlining operations to suit the current business plans; growing GMAC Bank within applicable regulatory guidelines; reducing risk in the balance sheet; and divesting select noncore operations. In late 2008, we pursued strategies to increase flexibility and access to liquidity with the primary focus of continuing to support automotive dealers and customers. We began participating in the Federal Reserve’s commercial paper purchase program through our asset-backed conduit, NCAT, converted to a bank holding company after approval from the Federal Reserve, and are pursuing the use of other government programs, such as the TLGP.

We have also recently taken actions intended to improve our capital structure that were necessary in order to obtain approval from the Federal Reserve to convert to a bank holding company. These included the following:

•

On December 29, 2008, we sold $5.0 billion of GMAC preferred membership interests and warrants to the U.S. Department of the Treasury as a participant in the TARP established under the Emergency Economic Stabilization Act of 2008.

•

On December 29, 2008, GM and an affiliate of Cerberus Capital Management contributed to GMAC $750 million of subordinated participations in a $3.5 billion senior secured credit facility between GMAC and ResCap in exchange for additional common membership interests in GMAC.

•

On December 31, 2008, we consummated a private debt exchange and cash tender offers for a significant amount of GMAC and ResCap outstanding indebtedness for cash and new GMAC indebtedness and preferred equity. Some of the significant details of this transaction are as follows:

–	Approximately $17.5 billion in aggregate principal amount of outstanding GMAC notes of various series were tendered and accepted in exchange for approximately $2 billion of cash, new GMAC senior guaranteed notes of various series in an aggregate principal amount of approximately $11.9 billion, and approximately $2.6 billion aggregate liquidation preference of new GMAC cumulative preferred stock.

–	Approximately $3.7 billion in aggregate principal amount of outstanding ResCap notes were tendered and accepted in exchange for approximately $0.5 billion of cash, new GMAC 7.50% senior notes due 2013 in an aggregate principal amount of approximately $688 million, and new GMAC 8.00% subordinated notes due 2018 in an aggregate principal amount of approximately $483 million.

–	The net increase to our consolidated equity at December 31, 2008, as a result of these transactions was a pretax gain of approximately $11.5 billion. Refer to Note 1 and Note 12 in the Consolidated Financial Statements for further discussion of the private debt exchange and cash tender offers.

•	On January 16, 2009, we completed a rights offering for $1.25 billion of common equity from our existing shareholders.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

During 2008, we took various actions intended to improve liquidity and support the capital structure of ResCap. Significant actions included the following:

•

On June 4, 2008, GMAC, Residential Funding Company, LLC (RFC) and GMAC Mortgage, LLC (GMAC Mortgage), entered into a senior secured credit facility (the GMAC Facility) (guaranteed by ResCap and certain of its subsidiaries) to which we provided a capacity of up to $3.5 billion. The proceeds of the GMAC Facility were used to repay existing indebtedness of ResCap on or prior to its maturity, to acquire certain assets, and for other working capital purposes. Under the GMAC Facility, we agreed to make revolving loans to RFC and GMAC Mortgage, and acquire $1.3 billion of an outstanding $1.75 billion bank term loan (the Term Loan) due to mature on July 28, 2008. ResCap paid the remainder of the Term Loan on July 28, 2008, with proceeds of a draw under the GMAC Facility. Also on June 4, 2008, we entered into a Participation Agreement (the Participation Agreement) with GM and Cerberus ResCap Financing, LLC (Cerberus Fund) (GM and Cerberus Fund are collectively, the Participants). Pursuant to the Participation Agreement, we sold GM and Cerberus Fund $750 million in subordinated participations in the loans made pursuant to the GMAC Facility. GM and Cerberus Fund acquired 49% and 51% of the Participations, respectively. The Participants were not entitled to receive any principal payments with respect to the participations until the principal portion of the loans retained by us were paid in full. At December 29, 2008, GM and Cerberus Fund contributed to GMAC their $750 million subordinated positions in the GMAC Facility in exchange for new common membership interests in GMAC. As of December 31, 2008, $2.4 billion remained outstanding on the GMAC Facility, with a total commitment of $3.0 billion. The commitment was permanently reduced from $3.5 billion in accordance with the terms of the GMAC Facility.

•

During the year ended December 31, 2008, we forgave ResCap notes that we held, which resulted in ResCap recording a capital contribution equal to our purchase price for such notes of $1.2 billion and a gain of $1.3 billion on extinguishment of debt for the difference between the carrying value and our purchase price.

•

On April 18, 2008, we entered into a loan and security agreement (the MSR Facility) maturing on October 17, 2008, with RFC and GMAC Mortgage to provide $750 million to fund mortgage servicing rights. On June 1, 2008, GMAC and ResCap entered into an amendment to the MSR Facility. This amendment increased the maximum commitment amount from $750 million to $1.2 billion and increased the advance rate from 50% to 85% with all other terms and provisions of the MSR Facility remaining unchanged. In addition to the $750 million already outstanding, ResCap drew approximately $450 million under the MSR Facility in the second quarter of 2008, fully utilizing the $1.2 billion of available funding. During the third and fourth quarters of 2008, we forgave debt outstanding of $792 million under the MSR Facility thereby reducing the overall indebtedness and facility capacity. Subsequent to September 30, 2008, the MSR Facility matured and was renewed to May 1, 2009, with additional amendments to the original terms. Current capacity under the MSR Facility is approximately $240 million.

•

During the second quarter of 2008, Cerberus committed to purchase certain assets at ResCap’s option consisting of performing and nonperforming mortgage loans, mortgage-backed securities, and other assets for net cash proceeds of $300 million. During the third quarter, the following transactions were completed with Cerberus:

–	On July 14 and 15, 2008, ResCap, through its consolidated subsidiary, GMAC Mortgage, agreed to sell securitized excess servicing on two populations of loans to Cerberus consisting of $13.8 billion in unpaid principal balance of Freddie Mac loans and $24.8 billion in unpaid principal balance of Fannie Mae loans, capturing $591 million and $982 million of notional interest-only securities, respectively. The sales closed on July 30, 2008, with net proceeds of $175 million to ResCap and a loss on sale of $24 million.

–	On September 30, 2008, ResCap completed the sale of certain of its model home assets to MHPool Holdings LLC (MHPool Holdings), an affiliate of Cerberus, for cash consideration consisting of approximately $80 million, subject to certain adjustments, primarily relating to the sales of homes between June 20, 2008, and September 30, 2008, resulting in a net purchase price from MHPool Holdings of approximately $59 million and a loss on sale of $27 million. The purchase price is subject to further post-closing adjustments that are not expected to be material.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

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

•

On June 17, 2008, ResCap and GMACCF agreed to enter into a Receivables Factoring Facility (the Receivables Facility), whereby GMACCF agreed to purchase certain mortgage servicing advances. The servicing advances are part of the primary collateral securing the GMAC Facility and certain ResCap senior unsecured notes that mature in 2009-2015. The proceeds from the Receivables Facility were reinvested in additional servicing advances that became primary collateral. The agreement provides for the purchase of receivables that satisfy certain eligibility requirements multiplied by a purchase price rate of 85%. The maximum outstanding receivables at any point in time less the 15% discount cannot exceed $600 million. During the year ended December 31, 2008, GMACCF purchased $949 million face amount of receivables, resulting in a loss of $142 million for ResCap. The Receivables Facility will mature on June 16, 2009.

•

In June 2008, an affiliate of Cerberus Capital Management, L.P. (Cerberus) purchased certain assets of ResCap with a carrying value of approximately $479 million for consideration consisting of $230 million in cash and a Series B junior preferred membership interest in a newly formed entity, CMH Holdings, LLC (CMH), which is not a subsidiary of ResCap or GMAC and the managing member of which is an affiliate of Cerberus. CMH purchased from ResCap model home and lot option assets. CMH is consolidated into ResCap under FIN 46(R) as ResCap remains the primary beneficiary. In conjunction with this agreement, Cerberus extended a term loan of $230 million with a guaranteed overall return of $46 million, which is to be paid down as assets are sold. The agreement also included revolving loans to CMH with a maximum limit of $10 million that, if used, would bear interest at 15%. The loans are secured by a pledge of all the assets of CMH and will mature on June 30, 2013.

•

On November 20, 2008, GMAC entered into a $430 million loan agreement (the GMAC LOC) with Passive Asset Transactions, LLC (PATI) and RFC Asset Holdings II, LLC (RAHI), which is guaranteed by RFC, GMAC Mortgage, and ResCap. The GMAC LOC is a source of contingency funding for ResCap and its subsidiaries and did not have an outstanding balance as of December 31, 2008. Assets eligible for collateralization include domestic warehouse receivables, certain excess servicing advances, and select United Kingdom assets. The original maturity date of the lending agreement was December 31, 2008; in December 2008, it was subsequently extended to January 31, 2009. In January 2009, it was extended until March 31, 2009.

•

On January 30, 2009, GMAC acquired 100 percent of ResCap’s nonvoting equity interest in IB Finance Holdings (IB Finance), the parent company of GMAC Bank. This transaction included GMAC converting its $806 million of preferred interests in ResCap into IB Finance interests and forgiving $830 million of ResCap’s debt. As a result, all convertible voting and economic interests in IB Finance are now owned directly by GMAC. The completion of the sale of IB Finance increased ResCap’s consolidated tangible net worth, as defined, by approximately $894 million. For this purpose, consolidated tangible net worth is defined as ResCap’s consolidated equity, excluding intangible assets and any equity in GMAC Bank to the extent included in ResCap’s consolidated balance sheet. Subsequent to the January 30, 2009, sale and deconsolidation by ResCap of IB Finance, ResCap remains in compliance with its consolidated tangible net worth requirement, as defined, of $250 million.

Even with the implementation of the actions described above, ResCap remains heavily dependent on GMAC and its affiliates for funding and there can be no assurances that GMAC or its affiliates will continue such actions. We disclosed in a Form 8-K, filed January 9, 2009, that ResCap is an important subsidiary and that we believed the support we provided to ResCap was in the best interests of our stakeholders. We further disclosed that if ResCap were to need additional support, we would provide that support so long as it was in the best interests of our stakeholders. While there can be no assurances, our recently approved status as a bank holding company has increased the importance of our support for ResCap as its core mortgage loan origination and servicing business provides diversification benefits for us.

ResCap actively manages its liquidity and capital positions and is continually working on initiatives to address its debt covenant compliance and liquidity needs, including debt maturing in the next twelve months and the identified risks and

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

uncertainties. The accompanying Consolidated Financial Statements continue to reflect ResCap on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Although our continued actions through various funding and capital initiatives demonstrate support for ResCap, and our status as a bank holding company and completion of our private debt exchange and cash tender offers better positions us to be capable of supporting ResCap, there are currently no commitments or assurances for future funding and/or capital support, except as otherwise provided in this Form 10-K. Consequently, there remains substantial doubt about ResCap’s ability to continue as a going concern without the support of GMAC. Should we no longer continue to support the capital or liquidity needs of ResCap or should ResCap be unable to successfully execute other initiatives, it would have a material adverse effect on ResCap’s business, results of operations, and financial position.

ResCap is highly leveraged relative to its cash flow and continues to recognize substantial losses resulting in a significant deterioration in capital. As a result of GMAC’s capital contribution to ResCap during the fourth quarter of 2008, ResCap’s consolidated tangible net worth, as defined, was $350 million as of December 31, 2008, and remained in compliance with its credit facility financial covenants, among other covenants, requiring it to maintain a monthly consolidated tangible net worth of $250 million. There continues to be a risk that ResCap will not be able to meet its debt service obligations, default on its financial debt covenants due to insufficient capital, and/or be in a negative liquidity position in 2009 without continued support from GMAC.

During the third quarter of 2008, ResCap’s consolidated tangible net worth, as defined, fell below $1.0 billion, giving Fannie Mae the right to pursue certain remedies under the master agreement and contract between GMAC Mortgage, its consolidated subsidiary, and Fannie Mae. ResCap reached an agreement with Fannie Mae to provide Fannie Mae with collateral valued at $200 million, in addition to $100 million previously provided, and agreed to sell and transfer the servicing on mortgage loans having an unpaid principal balance of approximately $12.6 billion, or approximately 9% of the total principal balance of loans ResCap services for Fannie Mae. In return for these actions, Fannie Mae agreed to forbear, until January 31, 2009, from exercising contractual remedies otherwise available to them due to the decline in ResCap’s consolidated tangible net worth, as defined. On January 29, 2009, Fannie Mae extended the forbearance period to March 31, 2009. These remedies could include, among other things, a reduction in the ability to sell loans to Fannie Mae, a reduction in the capacity to service loans for Fannie Mae, or requiring ResCap to transfer the servicing it performs for Fannie Mae. Management believes that selling the servicing related to the loans described above will have an incremental positive impact on ResCap’s liquidity and overall cost of servicing, since it will no longer be required to advance delinquent payments on those loans. Meeting Fannie Mae’s collateral request had a negative impact on ResCap’s liquidity. If Fannie Mae deems ResCap’s consolidated tangible net worth, as defined, to be inadequate following the expiration of the forbearance period referred to above, and if Fannie Mae then determines to exercise their contractual remedies as described above, it would adversely affect ResCap’s profitability and financial condition.

Similarly in the fourth quarter of 2008, Federal Home Loan Mortgage Corporation (Freddie Mac) and Government National Mortgage Association (Ginnie Mae) both requested additional security as a matter of recourse relative to ResCap’s financing relationships (mortgage-backed securities). On October 17, 2008, ResCap established and funded, under agreed-upon terms with Freddie Mac, an externally managed escrow account with cash collateral totaling $30 million. This collateral would be accessible to Freddie Mac should they incur losses directly attributable to ResCap not meeting its obligations as the seller/servicer. ResCap also reached agreement with Ginnie Mae on January 21, 2009, whereby ResCap provided Ginnie Mae cash collateral, deposited in an externally managed escrow account, totaling $35 million. As with the security provided to Freddie Mac, this collateral would be accessible to Ginnie Mae should they incur losses directly attributable to ResCap not meeting its obligations as the seller/servicer.

On December 22, 2008, GMAC Mortgage received notice from Fannie Mae that it was in breach of the servicer rating requirement as set forth in the master agreement and contract between Fannie Mae and GMAC Mortgage. As a result of this breach, Fannie Mae is entitled to exercise certain rights and remedies as permitted by its contract with GMAC Mortgage. However, Fannie Mae has granted a temporary waiver of this requirement through March 31, 2009, subject, however, to enhanced servicing reviews by Fannie Mae and Fannie Mae’s determination that GMAC Mortgage continues to provide satisfactory servicing performance. On March 31, 2009, the waiver will expire and GMAC Mortgage will be required to be in compliance with the servicer rating requirement. ResCap is taking the necessary actions to be in compliance as of March 31, 2009; however, there can be no assurance it will be in compliance as of that date.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

Cash Flows

Net cash provided by operating activities was $14.1 billion for the year ended December 31, 2008, compared to $1.5 billion for the same period in 2007. Net cash used by operating activities primarily includes cash used for the origination and purchase of certain mortgage and automotive loans held-for-sale and the cash proceeds from the sales of and principal repayments on such loans. Our ability to originate and sell mortgage loans at previously experienced volumes has been hindered by the continued depressed U.S. housing and automotive markets and certain foreign mortgage and capital markets. These conditions contributed to an increase in net cash flow from operating activities as cash inflows from collections and sales of mortgage and automotive loans held-for-sale outpaced cash outflows from origination and purchases of new loans.

Net cash provided by investing activities was $10.9 billion for the year ended December 31, 2008, compared to $18.2 billion for the same period in 2007. Considering the impact of sales activity, net cash flows associated with loans and finance receivables held-for-investment decreased approximately $22.0 billion during the year ended December 31, 2008, compared to the same period in 2007. This decrease in cash was partially offset by an increase in cash from proceeds from sales and maturities of available-for-sale investment securities, net of purchases, of $5.9 billion and lower net cash outflows from operating lease activities of $8.9 billion in 2008 compared to the same period a year ago.

Net cash used in financing activities for the year ended December 31, 2008, totaled $28.2 billion, compared to $17.6 billion for the same period in 2007. This change was largely related to lower levels of cash provided from issuing long-term debt and a $13.6 billion increase in net cash outflows to pay down short-term debt during the year ended December 31, 2008, compared to the same period in 2007. These decreases in cash from financing activities were partially offset by a $5.0 billion cash inflow from issuance of senior preferred interests as a result of our participation in the TARP, increases in certificate and brokered deposit balances as part of our diversified funding strategy, and lower levels of cash used to pay down long-term debt.

Funding Sources

The following table summarizes debt and other sources of funding by source and the amount outstanding under each category for the periods shown.

	Outstanding
($ in millions)	December 31, 2008	December 31, 2007
Commercial paper	$146	$1,439
Institutional term debt	29,994	61,457
Retail debt programs	18,121	26,175
Secured financings (a)	73,108	90,809
Bank loans and other	4,227	12,697

Total debt (b)	$125,596	$192,577

Bank deposits (c)	$18,311	$13,708

Off-balance sheet securitizations:
Retail finance receivables	$11,887	$14,328
Wholesale loans	10,573	16,813
Mortgage loans	125,926	136,108

Total off-balance sheet securitizations	$148,386	$167,249

(a)	Includes securitization transactions that are accounted for on-balance sheet as secured financings totaling $54,876 million and $60,898 million at December 31, 2008 and 2007, respectively.
(b)	Excludes fair value adjustment as described in Note 12 to our Consolidated Financial Statements.
(c)	Includes consumer and commercial bank deposits and dealer wholesale deposits.

Short-term Debt

We obtain short-term funding from the sale of floating-rate demand notes under our Demand Notes program. These notes can be redeemed at any time at the option of the holder without restriction. Our domestic and international unsecured and secured commercial paper programs also provide short-term funding, as do short-term bank loans. Renewing our short-term debt maturities, particularly unsecured debt, including Demand Notes, continues to be challenging due to the heightened

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

credit market turmoil. Demand Notes outstanding decreased by $5.3 billion from $6.6 billion as of December 31, 2007, to $1.3 billion as of December 31, 2008. As of December 31, 2008, we had $10.4 billion in short-term debt outstanding, a decline of $23.4 billion from December 31, 2007. Refer to Note 12 to our Consolidated Financial Statements for additional information about our outstanding short-term debt.

Long-term Debt

Historically, the unsecured debt markets were a key source of long-term financing for us. However, given our current ratings profile and market environment, we have been unable to access the unsecured debt markets. During the year ended December 31, 2008, we did not issue unsecured long-term debt in the capital markets.

The following table presents the scheduled maturity of unsecured long-term debt at December 31, 2008, assuming that no early redemptions occur.

Year ended December 31, ($ in millions)	Global Automotive Finance operations (a)	ResCap (b)	Total
2009	$11,238	$530	$11,768
2010	6,031	1,289	7,320
2011	9,842	209	10,051
2012	4,746	347	5,093
2013	1,400	539	1,939
2014 and thereafter	16,494	216	16,710
Original issued discount (c)	(5,501)	—	(5,501)

Total unsecured long-term debt (d)	$44,250	$3,130	$47,380

(a)	Consists of debt we or our subsidiaries incur to finance our Global Automotive Finance operations.
(b)	Excludes ResCap unsecured long-term debt held by GMAC.
(c)	Scheduled amortization of original issue discount is as follows: $1,489 million in 2009; $1,262 million in 2010; $981 million in 2011; $336 million in 2012; $249 million in 2013; and $1,184 million in 2014 and thereafter.
(d)	Debt issues totaling $14.6 billion are redeemable at or above par, at our option, anytime prior to the scheduled maturity dates, the latest of which is November 2049.

Secured Financings and Off-balance Sheet Securitizations

For 2008, more than 94% of the volume of our North American Automotive Finance operations was funded through secured funding arrangements or automotive whole-loan sales. During the year ended December 31, 2008, our North American Automotive Finance operations executed approximately $18.7 billion in automotive whole-loan sales and off-balance sheet securitizations. In addition, our North American Automotive Finance operations executed approximately $19.0 billion in secured funding during the year. Our International Automotive Finance operations fund approximately 39% of its operations through securitizations and other forms of secured funding.

ResCap utilizes committed and uncommitted secured facilities to fund inventories of mortgage loans held-for-investment, mortgage loans held-for-sale, lending receivables, mortgage servicing cash flows, and securities. These facilities provide funding for residential mortgage loans prior to their subsequent sale or securitization. Although unused capacity exists under the secured committed facilities, use of such capacity is conditioned upon certain collateral eligibility requirements and, as a result, access to capacity under these facilities may be limited. The unused capacity on the committed secured facilities can be utilized only upon the pledge of eligible assets that ResCap may not currently have available or the capacity can provide funding for future asset acquisitions. ResCap also utilizes off-balance sheet financings. ResCap’s off-balance sheet financings outstanding were $126 billion as of December 31, 2008, and $136 billion as of December 31, 2007. A significant portion of off-balance sheet financing relates to securitizations issued in off-balance sheet trusts.

As a part of ResCap’s historical capital markets activity, predominantly in its international operations, several of its securitizations have certain servicer obligations contingent on actions by bondholders. These servicer obligations exist in its Dutch, German, and Australian securitization structures. Certain of these obligations provide the investors of the trust with the ability to put back these securities to the trust at a specified date in the future at par less losses previously allocated to the bond classes. ResCap, as servicer of the trust, is obligated to advance the funds required to redeem bondholders. ResCap has the

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

option to purchase loans from the trust at their par value, the proceeds of which then can be used to offset the trust’s obligation to repay the servicer. The specific dates that these options can be exercised range from seven to twelve years from the securitization date. The earliest exercise date for these options is the third quarter of 2009.

The total estimated amount of Dutch and German bonds subject to these servicer obligations is approximately $8.2 billion beginning in 2009 through 2019. The estimated obligation considers contractual amortization, prepayments, and defaults among other management assumptions. The portion that is exercisable prior to December 31, 2009 and 2010, is 1.0% of the total and 5.8% of the total, respectively. Approximately 72.5% of the total estimated bonds are eligible for this servicer obligation beginning in 2013 and after.

The total estimated amount of Australian bonds subject to these servicer obligations is approximately $77 million, all of which are exercisable in 2011.

ResCap currently holds the residual interest (first loss bond) on all of these securitizations. To the extent that the potential bonds are put back to the SPE and the loans are repurchased, ResCap has recognized the estimated future credit losses on the underlying mortgage loans in the fair market value of the retained residuals it currently holds on its balance sheet. To the extent that losses are expected to arise from factors such as liquidity or market risk of the loans that may be purchased pursuant to its servicer obligation (i.e., losses beyond the credit losses already reflected in the residual), we estimate and record this incremental loss when the likelihood of bondholder exercise is foreseeable and the incremental loss can be reasonably estimated. During the twelve months ended December 31, 2008, ResCap recorded a $15.8 million incremental loss related to these servicer obligations.

As of December 31, 2008, the liabilities related to these servicer obligations, after considering the valuation of residual interests, were immaterial.

The following table summarizes assets that are restricted as collateral for the payment of related debt obligations. These restrictions primarily arise from securitization transactions accounted for as secured borrowings and repurchase agreements. Excluded from the table is $2.8 billion of assets used to support certain global funding facilities. This support has been provided by transferring these assets to a wholly owned subsidiary of GMAC, which then provides a guarantee in favor of lenders under certain funding facilities.

	December 31, 2008		December 31, 2007
($ in millions)	Assets	Related secured debt (a)	Assets	Related secured debt (a)
Loans held-for-sale	$2,433	$660	$10,437	$6,765
Mortgage assets held-for-investment and lending receivables	26,294	14,725	45,534	33,911
Retail automotive finance receivables	30,676	22,091	23,079	19,094
Commercial automotive finance receivables	20,738	11,857	10,092	7,709
Investment securities	646	481	880	788
Investment in operating leases, net	18,885	16,744	20,107	17,926
Real estate investments and other assets	19,264	6,550	14,429	4,616

Total	$118,936	$73,108	$124,558	$90,809

(a)	Included as part of secured debt are repurchase agreements of $588 million and $3.6 billion through which we have pledged assets as collateral at December 31, 2008 and 2007, respectively.

Bank Deposits

We accept commercial and consumer deposits through GMAC Bank in the United States. As of December 31, 2008, GMAC Bank had approximately $19.2 billion of deposits, compared to $12.8 billion as of December 31, 2007. Deposits are an efficient and cost-effective source of funding for us and, as a result, we have been offering competitive rates in an effort to increase our deposit levels. We also have banking operations in Argentina, Brazil, Colombia, France, Germany, and Poland that fund automotive assets.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

Funding Facilities

The following tables highlight credit capacity under our secured and unsecured funding facilities as of December 31, 2008 and 2007. We utilize both committed and uncommitted credit facilities.

Unsecured Funding Facilities

The following table summarizes our unsecured committed capacity as of December 31, 2008 and 2007.

Unsecured committed facilities
	December 31, 2008			December 31, 2007
($ in billions)	Outstanding	Unused capacity	Total capacity	Outstanding	Unused capacity	Total capacity
Global Automotive Finance operations:
North American operations
Revolving credit facility — 364 day	$—	$—	$—	$—	$3.0	$3.0
Revolving credit facility — multiyear	0.5	—	0.5	—	3.0	3.0
Bank lines	0.4	—	0.4	0.8	0.2	1.0
International operations
Bank lines	0.6	0.2	0.8	1.1	0.8	1.9

Total Global Automotive Finance operations	1.5	0.2	1.7	1.9	7.0	8.9

ResCap:
Revolving credit facility — 364 day	—	—	—	—	0.9	0.9
Revolving credit facility — multiyear	—	—	—	—	0.9	0.9
Bank term loan	—	—	—	1.8	—	1.8

Total ResCap	—	—	—	1.8	1.8	3.6

Other:
Commercial Finance operations	—	—	—	—	0.1	0.1

Total Other	—	—	—	—	0.1	0.1

Total	$1.5	$0.2	$1.7	$3.7	$8.9	$12.6

Revolving credit facilities — As of December 31, 2007, we had four unsecured syndicated bank facilities totaling approximately $7.8 billion. GMAC had a $3.0 billion 364-day facility maturing in June 2008 and a $3.0 billion five-year term facility maturing in June 2012. ResCap had an $875 million 364-day facility maturing in June 2008 and an $875 million three-year term facility maturing in June 2010. In June 2008, lenders in the GMAC and ResCap unsecured revolving credit facilities were given the option of transferring their existing credit commitments to a new GMAC secured revolving credit facility at a multiple of their existing commitment amount. Of the 38 banks given this option, 30 of them, composing over 90% of the existing commitment amounts, exercised this option. All of the ResCap lenders opted to transfer their commitments. Some GMAC lenders chose not to transfer their commitments; therefore, they remained in the existing GMAC five-year term facility with amended terms and conditions. The remaining commitments total $486 million and are available until June 2012. As of December 31, 2008, the five-year term facility was fully drawn.

Bank lines — As of December 31, 2008, we maintained $447 million in committed unsecured bank facilities in Canada and $769 million in International operations, primarily in Europe.

Bank term loan — During June 2008, GMAC acquired $1.3 billion of the outstanding $1.8 billion ResCap term loan due to mature on July 28, 2008. This transaction was incorporated into the $3.5 billion senior secured credit facility extended from GMAC to subsidiaries of ResCap; therefore, it utilized $1.3 billion of the total capacity. ResCap paid the remainder of the term loan with proceeds from the $3.5 billion credit facility provided by GMAC.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

The following table summarizes our unsecured uncommitted capacity as of December 31, 2008 and 2007. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them.

Unsecured uncommitted facilities
	December 31, 2008			December 31, 2007
($ in billions)	Outstanding	Unused Capacity	Total capacity	Outstanding	Unused capacity	Total capacity
Global Automotive Finance operations:
International operations
Lines of credit — Europe	$1.0	$0.1	$1.1	$4.7	$0.4	$5.1
Lines of credit — Latin America	0.8	0.1	0.9	2.2	0.7	2.9
Lines of credit — Asia Pacific	0.1	—	0.1	0.4	0.1	0.5

Total Global Automotive Finance operations	1.9	0.2	2.1	7.3	1.2	8.5

ResCap:
Lines of credit	—	—	—	0.3	—	0.3
GMAC Bank — Fed Funds	—	0.1	0.1	—	0.2	0.2
Other	—	—	—	0.1	—	0.1

Total ResCap	—	0.1	0.1	0.4	0.2	0.6

Other:
Commercial Finance operations	—	—	—	0.2	—	0.2

Total	$1.9	$0.3	$2.2	$7.9	$1.4	$9.3

Global Automotive Finance lines of credit — Our International operations utilize credit lines from local banks and local branches of multinational financial institutions. The lines generally have a documented credit limit to establish total capacity, but lenders are not obligated to fulfill loan requests if there is unutilized capacity. Also, lenders are not obligated to renew outstanding loans when they mature. The outstanding loans under these credit lines tend to be short-term in nature; therefore, they are renewed throughout the year. These credit lines are typically supported by a parent guarantee from GMAC LLC. As of December 31, 2008, our nonconsolidated Chinese affiliate (GMAC-SAIC Automotive Finance Company Limited) had $1.4 billion of bank line capacity and $1.1 billion outstanding, which is not included in the table above.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

Secured Funding Facilities

The following table shows the current capacity and potential capacity under our secured committed facilities as of December 31, 2008 and 2007. Current capacity represents funding capacity that is available upon request as excess collateral resides in certain facilities. The potential capacity on the committed secured facilities can be utilized only upon the pledge of available eligible assets.

Secured committed facilities

	December 31, 2008				December 31, 2007
($ in billions)	Outstanding	Current capacity (a)	Potential capacity (b)	Total capacity	Outstanding	Current Capacity (a)	Potential capacity (b)	Total capacity
Global Automotive Finance operations:
North American operations
Syndicated facilities (c)	$13.9	$0.6	$12.8	$27.3	$—	$—	$18.0	$18.0
Bilateral/multilateral bank facilities	15.6	0.1	1.5	17.2	28.5	0.1	3.1	31.7
International operations
Bilateral/multilateral bank facilities	10.4	—	1.3	11.7	10.5	—	1.8	12.3

Total Global Automotive Finance operations	39.9	0.7	15.6	56.2	39.0	0.1	22.9	62.0

ResCap:
Repurchase agreements	0.4	—	1.3	1.7	3.6	—	5.3	8.9
Receivables Lending Agreement (RLA) / Mortgage Asset Lending Agreement (MALA)	—	—	—	—	0.3	—	8.4	8.7
Facilities for construction-lending receivables	0.5	—	—	0.5	1.8	—	0.1	1.9
Facilities for mortgage servicing rights	0.5	—	0.9	1.4	1.5	—	0.6	2.1
Other	1.7	—	0.1	1.8	8.6	—	3.0	11.6

Total ResCap	3.1	—	2.3	5.4	15.8	—	17.4	33.2

Other:
Commercial Finance operations	1.9	—	0.9	2.8	2.1	—	1.6	3.7
Insurance operations	—	—	0.1	0.1	—	—	0.1	0.1

Total Other	1.9	—	1.0	2.9	2.1	—	1.7	3.8

Total	$44.9	$0.7	$18.9	$64.5	$56.9	$0.1	$42.0	$99.0

Whole-loan flow agreements	$—	$—	$17.8	$17.8	$—	$—	$37.4	$37.4

Total commitments (d)	$44.9	$0.7	$36.7	$82.3	$56.9	$0.1	$79.4	$136.4

(a)	Funding is generally available upon request as excess collateral resides in certain facilities.
(b)	Funding is generally available to the extent incremental collateral is available and contributed to the facilities.
(c)	Potential capacity includes undrawn credit commitments that serve as backup liquidity to support our asset-backed commercial paper program (NCAT). There was $9.0 billion and $12.0 billion of potential capacity that was supporting $8.0 billion and $6.9 billion of outstanding NCAT commercial paper as of December 31, 2008 and 2007, respectively. The NCAT commercial paper outstanding is not included in our Consolidated Balance Sheets.
(d)	Excludes portion of bilateral secured facility that is available only upon syndication.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

Syndicated Facilities — These are facilities that include 10 or more banks in the syndicate group. The primary syndicated facilities include the following:

•

NCAT and TACN — New Center Asset Trust (NCAT) is a special-purpose entity administered by us for the purpose of funding assets as part of our securitization funding programs. This entity funds assets primarily through the issuance of asset-backed commercial paper. The total capacity represents credit commitments that serve as backup liquidity to support the outstanding commercial paper. At December 31, 2008, NCAT had commercial paper outstanding of $8.0 billion, which is not included in our Consolidated Balance Sheet. NCAT’s commercial paper is eligible for the Federal Reserve’s Commercial Paper Funding Facility (CPFF), which is a liquidity backstop for U.S. issuers of commercial paper. As of December 31, 2008, $7.6 billion of NCAT’s outstanding commercial paper was financed by the CPFF.

In June 2008, we added a feature to this program that allows us to transfer NCAT credit commitments to another secured facility, Total Asset Collateralized Notes LLC (TACN), which is bank funded. The purpose of this feature is to give us the flexibility to more efficiently utilize our credit commitments. NCAT commitments of $1.0 billion have been transferred to TACN. As of December 31, 2008, there was $540 million outstanding under TACN. Total capacity for NCAT and TACN combined was $10.0 billion as of December 31, 2008.

On November 25, 2008, certain asset-backed securities owned by NCAT were downgraded by Moody’s and S&P. As a result of the downgrades, under the terms of NCAT’s liquidity facility documents, a cure period was provided during which GMAC, as administrator of NCAT, could work with Moody’s and S&P to take steps to secure a ratings upgrade for the downgraded securities. No such upgrade was achieved prior to the end of the cure period on January 23, 2009, and at that point an orderly wind-down of NCAT’s operations began. During the wind-down phase NCAT can no longer purchase additional asset-backed securities or increase the principal amount of any revolving asset-backed securities it currently owns. In addition, NCAT’s commercial paper has been downgraded below A-1/P-1 by Moody’s and S&P, and, as a result, NCAT can no longer issue commercial paper. Securities backed by retail or lease assets will be funded by liquidity backup lines until the underlying assets fully amortize. Securities backed by dealer floorplan receivables will be funded by liquidity backup lines and paid down in 2009 and thus will need to be refinanced during 2009. TACN is also required to wind down its operations.

•

Secured Revolving Credit Facility — In June 2008, we entered into a new secured revolving credit facility with capacity of $11.4 billion. This facility is secured by U.S. and Canadian automotive finance assets, and the borrowers under the facility are structured as bankruptcy-remote special-purpose entities. Capacity under this facility declines to $7.9 billion after two years and ultimately matures in June 2011.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

This facility includes a leverage ratio covenant that requires our reporting segments, excluding the ResCap reporting segment, to have a ratio of consolidated borrowed funds to consolidated net worth not to exceed 11.0:1 at the end of each calendar quarter. For purposes of this calculation, the numerator is our total debt on a consolidated basis (excluding obligations of bankruptcy-remote special-purpose entities), less the total debt of the ResCap reporting segment in our consolidated balance sheet (excluding obligations of bankruptcy-remote special-purpose entities). The denominator is our consolidated net worth less ResCap’s consolidated net worth and certain extensions of credit from us to ResCap. As of December 31, 2008, the leverage ratio was 2.8:1. The following table summarizes the calculation of the leverage ratio covenant.

December 31, 2008 ($ in millions)	GMAC LLC	Less: ResCap	Adjusted leverage metrics
Consolidated borrowed funds:
Total debt	$126,321	$30,576	$95,745
Less:
Obligations of bankruptcy-remote SPEs	(54,876)	(3,753)	(51,123)
Intersegment eliminations	—	(7,440)	7,440

Consolidated borrowed funds used for leverage ratio	$71,445	$19,383	$52,062

Consolidated net worth:
Total equity	$21,854	$2,187	$19,667
Less:
Intersegment credit extensions	(866)	—	(866)

Consolidated net worth used for leverage ratio	$20,988	$2,187	$18,801

Leverage ratio (a)			2.8

(a)	We remain subject to a separate leverage ratio as previously calculated prior to the formation of the June 2008 secured revolving credit facility, but on significantly reduced debt balances relative to prior periods. As of December 31, 2008, the leverage ratio as calculated based on the previous methodology was 3.3:1.

•

Variable note funding facility — This facility is available to fund U.S. dealer floorplan receivables at all times, including in the event of GM filing for Chapter 11 bankruptcy reorganization. The facility has two separate maturity dates with $3.0 billion coming due in March 2009 and another $3.0 billion coming due in March 2010.

Global Automotive Finance operations secured facilities (North American and International operations) — These are primarily private securitization facilities that permanently fund a specific pool of assets. Most of the facilities for International operations are revolving; therefore, they allow for the funding of additional assets during the commitment period, usually 364 days. Internationally, there are also secured bank lines that provided $1.6 billion of total capacity at December 31, 2008.

Bilateral secured facility — Effective September 11, 2008, we renewed a funding facility with Citi under which we could have access to funding of up to $13.8 billion for a variety of automotive assets and mortgage assets. The amount available for immediate funding at renewal was $10.1 billion, while the additional $3.7 billion would be made available upon successful syndication of the facility. The availability under the facility is now allocated to specific business lines whereas previously the facility had provided more flexibility regarding the allocation of credit capacity. Also, a portion of the credit commitment amount allocated to fund automotive assets is in the form of an amortizing term facility rather than a revolving facility. As of December 31, 2008, there was $9.6 billion allocated to fund automotive assets, of which $4.2 billion is in the form of a revolving warehouse facility, $1.7 billion is in the form of an amortizing term facility, and $3.7 billion is available if the facility is syndicated to other lenders. ResCap and our Commercial Finance operations also had $1.1 billion and $0.8 billion, respectively, of committed credit capacity under the facility.

ResCap facilities — In June 2008, ResCap reached agreements to amend substantially all of its secured bilateral facilities (repurchase agreements, facilities for mortgage servicing rights, and others) thus extending the maturities of these facilities from various dates in 2008 to May and June 2009. In 2008, ResCap’s total credit capacity was reduced significantly as originations and therefore financing needs declined. Also, given the market environment, counterparties had limited appetite to extend existing facilities or establish new ones.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

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

Certain of these renegotiated credit facilities contain financial covenants, among other covenants, requiring ResCap to maintain consolidated tangible net worth of $250 million as of the end of each month and consolidated liquidity of $750 million, subject to applicable grace periods. These financial covenants are also included in certain of ResCap’s bilateral facilities. In addition, certain of ResCap’s facilities are subject to sequential declines in advance rates if its consolidated tangible net worth falls below $1.5 billion, $1.0 billion, and $0.5 billion, respectively. Certain other facilities are unavailable to be utilized if consolidated tangible net worth falls below $0.5 billion.

As of December 31, 2008, ResCap held consolidated tangible net worth of $350 million, as defined, and remained in compliance with the most restrictive consolidated tangible net worth covenant minimum of $250 million. In addition, ResCap complied with its consolidated liquidity requirement of $750 million.

Repurchase agreements — ResCap has relationships with banks and securities firms to provide funding for mortgage loans and securities through repurchase agreements and other similar arrangements on a domestic and international basis. Borrowings under these arrangements are provided in either a committed or an uncommitted basis. We reached agreement to amend substantially all of the secured bilateral facilities during 2008, thus extending the maturities of these repurchase agreement facilities from various dates in 2008 to the end of May 2009 and the beginning of June 2009. As part of the amendments, certain of our bilateral agreements no longer accept new assets to collateralize new draws. As of December 31, 2008, $293 million of the renewed facilities capacity will not accept new assets prior to maturity, and/or have orderly deterioration in advance rates; therefore, the facilities are effectively amortizing to their respective maturity dates.

RLA and MALA — RLA and MALA facilities were terminated during the second quarter of 2008. Prior to the termination, the decline in borrowings under these facilities reflect ResCap’s decision in 2007 to restrict warehouse-lending activities and nontraditional mortgage originations and continuing disruptions in the asset-backed commercial paper market (which made borrowings under this facility less available and more expensive).

Other — Other secured facilities include certain facilities to fund mortgage loans prior to their sale or securitization. Internationally, this includes $695 million of liquidity commitments to fund loans in the United Kingdom and $116 million of liquidity commitments to fund loans originated in the Netherlands, Germany, and Spain. Domestically, secured facilities to fund mortgage servicing advances had capacity of $700 million as of December 31, 2008.

Commercial Finance operations — Maintains conduits to fund trade receivables.

Whole-loan forward flow agreements — These represent commitments from counterparties to purchase U.S. automotive retail assets. One of our long-term strategic financing agreements includes a commitment from a financial institution to purchase up to $10.0 billion of U.S. retail auto finance contracts every year through June 2010. There is $13.0 billion of capacity under this funding arrangement as of December 31, 2008. Our other long-term strategic financing agreement provides funding of up to $4.8 billion through October 2010.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

The following table shows the current capacity and potential capacity under our secured uncommitted facilities as of December 31, 2008 and 2007. Current capacity represents funding capacity that is available upon request as excess collateral resides in certain facilities. The potential capacity on the committed secured facilities can be utilized only upon pledge of available eligible assets. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them.

Secured uncommitted facilities
	As of December 31, 2008				As of December 31, 2007
($ in billions)	Outstanding	Current capacity (a)	Potential capacity (b)	Total Capacity	Outstanding	Current capacity (a)	Potential capacity (b)	Total capacity
Global Automotive Finance operations:
North American operations
Federal Reserve Bank advances	$—	$—	$4.0	$4.0	$—	$—	$—	$—
International operations Bilateral/multilateral bank facilities	0.3	—	—	0.3	—	—	—	—

Total Global Automotive Finance operations	0.3	—	4.0	4.3	—	—	—	—

ResCap:
FHLB advances	9.3	—	0.2	9.5	11.3	—	1.3	12.6
Repurchase agreements	—	—	—	—	0.4	—	7.4	7.8
Other	—	—	—	—	0.4	—	0.8	1.2

Total ResCap	9.3	—	0.2	9.5	12.1	—	9.5	21.6

Other:
Commercial Finance operations	0.1	—	—	0.1	—	—	—	—

Total Other	0.1	—	—	0.1	—	—	—	—

Total	$9.7	$—	$4.2	$13.9	$12.1	$—	$9.5	$21.6

(a)	Funding is generally available upon request as excess collateral resides in certain facilities.
(b)	Funding is generally available to the extent incremental collateral is available and contributed to the facilities.

Federal Reserve Bank advances — On September 11, 2008, the automotive division of GMAC Bank was granted access to the Term Auction Facility (TAF). The Discount Window is the primary credit facility under which the Federal Reserve extends collateralized loans to depository institutions at terms from overnight up to ninety days. The TAF program auctions a pre-announced quantity of collateralized credit starting with a minimum bid for term funds of 28-day or 84-day maturity. The automotive division of GMAC Bank has pledged $5.2 billion of automotive loans and leasing financings to participate in the Discount Window and TAF program at varying collateral requirements. At December 31, 2008, GMAC Bank had $10 million of outstanding borrowings under these programs with unused capacity of $4.0 billion.

FHLB Advances — GMAC Bank has an advance agreement with the Federal Home Loan Bank (FHLB). Under the agreement and FHLB’s existing blanket lien on all GMAC Bank assets, GMAC Bank had assets pledged and restricted as collateral totaling $32.9 billion and $28.4 billion as of December 31, 2008 and 2007, respectively. However, the FHLB will allow GMAC Bank to encumber any assets restricted as collateral not needed to collateralize existing FHLB advances. As of December 31, 2008 and 2007, GMAC Bank had $16.9 billion and $12.8 billion, respectively, of assets pledged under the security interest that were not collateralizing FHLB advances and available to be encumbered elsewhere. During 2008, the FHLB restricted eligible collateral and increased collateral weightings resulting in reduced capacity for GMAC Bank to borrow under the advances program.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

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

Rating Agency	Commercial paper	Senior debt	Outlook	Date of last action
Fitch	C	RD	Watch-Positive	January 8, 2009 (a)
Moody’s	Not-Prime	C	Developing	November 20, 2008 (b)
S&P	C	CCC	Negative	February 4, 2009 (c)
DBRS	R-5	CCC	Review-Negative	November 21, 2008 (d)

(a)	Fitch downgraded our senior debt to RD (restricted default) from CC, affirmed the commercial paper rating of C, and changed the outlook to Watch-Positive on January 8, 2009.
(b)	Moody’s downgraded our senior debt to C from Caa1, affirmed the commercial paper rating of Not-Prime, and changed the outlook to Developing on November 20, 2008.
(c)	Standard & Poor’s raised our senior debt rating to CCC from SD (selective default), affirmed the commercial paper rating of C, and changed the outlook to Negative on February 4, 2009.
(d)	DBRS downgraded our senior debt rating to CCC from B, affirmed the commercial paper rating of R-5, and maintained the outlook at Review-Negative on November 21, 2008.

In addition, ResCap, our indirect wholly owned subsidiary, has ratings (separate from GMAC) from the nationally recognized rating agencies. The following table summarizes ResCap’s current ratings and outlook by the respective agency.

Rating Agency	Commercial paper	Senior debt	Outlook	Date of last action
Fitch	C	D	Watch-Positive	January 8, 2009 (a)
Moody’s	Not-Prime	C	Stable	November 20, 2008 (b)
S&P	C	CC	Negative	February 4, 2009 (c)
DBRS	R-5	C	Review-Negative	November 21, 2008 (d)

(a)	Fitch affirmed ResCap’s senior debt rating of D, affirmed the commercial paper rating of C, and changed the outlook to Watch-Positive on January 8, 2009.
(b)	Moody’s downgraded ResCap’s senior debt rating to C from Ca, affirmed the commercial paper rating of Not-Prime, and changed the outlook to Stable on November 20, 2008.
(c)	Standard & Poor’s raised ResCap’s senior debt rating to CC from SD (selective default), affirmed the commercial paper rating of C, and changed the outlook to Negative on February 4, 2009.
(d)	DBRS affirmed ResCap’s senior debt rating of C, affirmed the commercial paper rating of R-5, and changed the outlook to Review-Negative on November 21, 2008.

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

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

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

The following table summarizes assets carried off-balance sheet in these entities.

December 31, ($ in billions)	2008	2007
Securitization (a)
Retail finance receivables	$13.3	$15.6
Wholesale loans	12.5	18.4
Mortgage loans	126.2	138.3

Total off-balance sheet activities	$152.0	$172.3

(a)	Includes only securitizations accounted for as sales under SFAS 140, as further described in Note 7 to the Consolidated Financial Statements.

Securitization

As part of our ongoing operations and overall funding and liquidity strategy, we primarily securitize consumer automotive finance retail contracts, wholesale loans, mortgage loans, and asset-backed securities. Securitization of assets allows us to diversify funding sources by enabling us to convert assets into cash earlier than what would have occurred in the normal course of business and to support the core activities of our Global Automotive Finance and ResCap operations relative to originating and purchasing finance receivables and loans. Termination of our securitization activities would reduce funding sources for both our Global Automotive Finance and ResCap operations adversely affecting our operating results.

Information regarding our securitization activities is further described in Note 7 to the Consolidated Financial Statements. As part of these activities, assets are generally sold to bankruptcy-remote subsidiaries. These bankruptcy-remote subsidiaries are separate legal entities that assume the risk and reward of ownership of the receivables. Neither we nor these subsidiaries are responsible for the other entities’ debts, and the assets of the subsidiaries are not available to satisfy our claim or those of our creditors. In turn, the bankruptcy-remote subsidiaries establish separate trusts to which they transfer the assets in exchange for the proceeds from the sale of asset- or mortgage-backed securities issued by the trust. The trusts’ activities are generally limited to acquiring the assets, issuing asset- or mortgage-backed securities, making payments on the securities, and periodically reporting to the investors. Because of the nature of the assets held by the trusts and the limited nature of each trust’s activities, most trusts are QSPEs, in accordance with SFAS 140. In accordance with SFAS 140, assets and liabilities of the QSPEs are generally not consolidated on our Consolidated Balance Sheet; therefore, we account for the transfer of assets into the QSPE as a sale.

Certain of our securitization transactions, while similar in legal structure to the transactions described in the foregoing (i.e., the assets are legally sold to a bankruptcy-remote subsidiary), do not meet the isolation and control criteria of SFAS 140; they are accounted for, therefore, as secured financings. As secured financings, the underlying automotive finance retail contracts, automotive leases, or mortgage loans remain on our Consolidated Balance Sheet with the corresponding obligation (consisting of the debt securities issued) reflected as debt. We recognize income on the finance receivables, automotive leases and loans, and interest expense on the securities issued in the securitization; and we provide for credit losses on the finance receivables and loans as incurred. Approximately $118.6 billion and $124.6 billion of our total assets were related to secured financings at December 31, 2008 and 2007, respectively. Refer to Note 12 to the Consolidated Financial Statements for further discussion.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

The decrease in the amount of finance receivables and loans carried in off-balance sheet facilities reflects our decreased use of securitization transactions and amortization of the existing transactions.

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

Other Off-balance Sheet Activities

We also use other off-balance sheet entities for operational and liquidity purposes, which are in addition to the securitization activities that are part of the transfer and servicing of financial assets under SFAS 140 (as described in the previous section). The purposes and activities of these entities vary, with some entities representing QSPEs under SFAS 140 and others, whose activities are not sufficiently limited to meet the QSPE criteria of SFAS 140, considered to be VIEs and accounted for in accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)).

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

Our most significant off-balance sheet entities are described as follows:

•

New Center Asset Trust (NCAT) — NCAT is a QSPE that was established for purchasing and holding privately issued asset-backed securities created through our automotive finance asset securitization activities, as previously described. NCAT funds the activity through the issuance of asset-backed commercial paper. NCAT acquires the asset-backed securities from special-purpose trusts established by our limited purpose bankruptcy-remote subsidiaries. As of December 31, 2008, NCAT had $8.0 billion in asset-backed securities, which were fully supported by commercial paper. We act as administrator of NCAT to provide for the administration of the trust. NCAT maintains an $9.0 billion revolving credit agreement, characterized as a liquidity and receivables purchase facility, to support its issuance of commercial paper. The assets underlying the NCAT securities are retail finance receivables, wholesale loans, and operating leases that are securitized as a part of our automotive finance funding strategies. The $8.0 billion of NCAT securities outstanding at December 31, 2008, are considered in the nonmortgage securitization amounts included in the table on page 85. For further discussion of NCAT recent developments, refer to the preceding NCAT and TACN sections under Secured Funding Facilities on page 80.

•

Total Asset Collateralized Notes (TACN) — TACN is a QSPE that was established for purchasing and holding privately issued asset-backed securities created through our automotive finance asset securitization activities, as previously described. TACN funded its activities through the incurrence of a loan. TACN acquired its assets-backed securities from special-purpose trusts established by our limited purpose bankruptcy-remote subsidiaries. As of

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

December 31, 2008, TACN had $584 million in asset-backed securities, which were fully supported by the outstanding loan. We act as administrator of TACN to provide for the administration of the trust. TACN maintains a $1.0 billion revolving credit agreement, characterized as a liquidity and receivables purchase facility, to support its incurrence of a loan. The assets underlying the TACN securities are operating leases that are securitized as a part of our automotive finance funding strategies. The $584 million of TACN securities outstanding at December 31, 2008, are considered in the nonmortgage securitization amounts included in the table on page 85. For further discussion of TACN recent developments, refer to the preceding NCAT and TACN sections under Secured Funding Facilities on page 80.

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

Purchase Obligations and Options

Certain of the structures related to securitization transactions and other off-balance sheet activities contain provisions, which are standard in the securitization industry, where we may (or, in limited circumstances, are obligated to) purchase specific assets from the entities. Our purchase obligations relating to off-balance sheet transactions are as follows:

•

Representations and warranties obligations — In connection with certain asset sales and securitization transactions, we typically deliver representations and warranties to the purchaser or facility regarding the characteristics of the underlying transferred assets. These representations and warranties conform to specific guidelines, which are customary in securitization transactions. These clauses are intended to ensure that the terms and conditions of the sales contracts are met upon transfer of the assets. Before any sale or securitization transaction, we perform due diligence with respect to the assets to be included in the sale to ensure that they meet the purchaser’s requirements, as expressed in the representations and warranties.

Our representations and warranties in off-balance sheet arrangements primarily relate to the required characteristics of the receivables as of the initial sale date. Typical representations and warranties include that the loans contain customary and enforceable provisions, are secured by enforceable liens, and have original terms not less than or greater than a stated number of months. Representations and warranties are also given with respect to the documentation that will be included in the loan file for each transferred asset. It is common industry practice to provide representations and warranties with regard to asset documentation even though the seller might not have physically received all the original loan documentation from a closing agent, recording office, or third-party register. In such cases, we include a representation that documents will be delivered within a specified number of days after the initial sale of the loans. In accordance with SFAS 140, we estimate the fair value of our liability for representations and warranties when we sell loans and update our estimate quarterly. In addition, due to market conditions prevailing at the time of the related transaction, we have provided certain investors in our off-balance sheet arrangements (securitizations) and whole-loan transactions with repurchase commitments for loans that become contractually delinquent within a specified period of time from their date of origination or purchase. These obligations differ from representations and warranties as they guarantee the performance of the underlying loan and are accounted for in accordance with FASB Interpretation No. 45, Guarantor’s Accounting for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Refer to Note 26 of the Notes to Consolidated Financial Statements for additional guarantee information.

During 2007 and continuing into 2008, we were no longer able to issue certain nonprime securitizations without various forms of representations for early payment defaults. These representations consist of our agreement to repurchase a loan at par from investors if an early payment default occurs. We record estimates for this liability upon sale of the securitization. We generally purchase these loans and have similar representations from the originators of the mortgage. However, we generally account for the recovery from the originator on a cash basis.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

Upon discovery of a breach of a representation, we either correct the loans in a manner conforming to the provisions of the sale agreement, replace the loans with similar loans that conform to the provisions, or purchase the loans at a price determined by the related transaction documents, consistent with industry practice.

The following table summarizes purchases of off-balance sheet loans due to breach of representation or warranty:

Year ended December 31, ($ in millions)	2008	2007
Loans securitized and sold	$160.1	$457.2
Loans sold to agency programs	566.1	517.5
Whole-sale loans	262.1	318.1

Total off-balance sheet loans purchased due to breach of representation	$988.3	$1,292.8

•

Administrator or servicer actions — In certain automotive securitization transaction documents in our capacity as servicer, we covenant that we will not amend or modify certain characteristics of any receivable after the initial sale date (e.g., amount financed, annual percentage rate). In addition, we are required to service sold receivables in the same manner in which we service owned receivables. In servicing our owned receivables, we may make changes to the underlying contracts at the request of the borrower. For example, changes may occur to correct errors made in the origination process or to prevent imminent default as a result of temporary economic hardship (e.g., borrower requested deferrals or extensions). Therefore, when we would otherwise modify an owned receivable in accordance with customary servicing practices, we are also required to modify a sold and serviced receivable, in accordance with customary servicing procedures. If the modification is not otherwise permitted by the securitization transaction documents, we are required to purchase the serviced receivable that has been sold. We purchased $62 million and $39 million in automotive receivables under these provisions in 2008 and 2007, respectively.

In addition to our representations and warranties, and loan guarantees, such as early payment defaults, we have the option to purchase certain assets in our off-balance sheet facilities, including:

•

Asset performance conditional calls — In our mortgage off-balance sheet transactions, we typically retain the option (but not an obligation) to purchase specific assets that become delinquent beyond a specified time, as set forth in the transaction legal documents (typically 90 days). We report affected assets when the purchase option becomes exercisable. Assets are purchased after the option becomes exercisable when it is in our best economic interest to do so. We purchased $2 million and $101 million of mortgage assets under these provisions in 2008 and 2007, respectively.

•

Cleanup calls — In accordance with SFAS 140, we retain a cleanup call option in securitization transactions that allows the servicer to purchase the remaining transferred financial assets, once the assets or beneficial interests reach a minimal level and the cost of servicing those assets or beneficial interests become burdensome in relation to the benefits of servicing (defined as a specified percentage of the original principal balance). We purchased $6 million of assets under these cleanup call provisions in 2008 and $262 million in 2007.

When purchases of assets from off-balance sheet facilities occur, either as a result of an obligation to do so or upon the exercise of our options, we execute the purchase in accordance with the legal terms in the facility or specific transaction documents. In most cases, the provisions for the purchase of the asset require the purchase price to be equal to the unpaid principal balance (i.e., par value) of the asset, plus any accrued interest. Once the conditions are satisfied for an obligatory or optional purchase (or in the case of cleanup calls, when notice of intent to exercise is provided), we recognize the asset on our Consolidated Balance Sheet as finance receivables and loans, net of unearned income, with a corresponding liability, until the loan is paid in full, charged-off, or sold in a later transaction.

Upon the optional purchase of an asset from an off-balance sheet facility, we generally do not recognize any net gain or loss since the loan is purchased at the unpaid principal balance, plus any accrued interest, as required by the transaction documents. To the extent the fair value differs from the unpaid principal balance, any resulting gain or loss would be substantially offset by a gain or loss recognized through the revaluation of any retained interest we hold related to the

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

purchased assets. As a result, the purchase of the asset does not by itself result in any material net gain or loss. However, once the loan is recognized on our Consolidated Balance Sheet as finance receivables and loans, net of unearned income, we are exposed to normal credit risk and subject to allowance for credit losses.

Guarantees

Guarantees are defined as contracts or indemnification agreements that contingently require us to make payments to third parties based on changes in an underlying agreement that is related to a guaranteed party. Our guarantees include standby letters of credit and certain contract provisions regarding securitizations and sales. Refer to Note 26 to the Consolidated Financial Statements for more information regarding our outstanding guarantees to third parties.

Aggregate Contractual Obligations

The following table provides aggregated information about our outstanding contractual obligations as of December 31, 2008, disclosed elsewhere in our Consolidated Financial Statements.

	Payments due by period
December 31, 2008 ($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Description of obligation:
Debt
Unsecured (a)	$52,881	$11,768	$17,371	$7,032	$16,710
Secured	64,078	18,858	34,643	6,110	4,467
Scheduled interest payments for fixed-rate long-term debt	25,929	3,995	7,376	4,560	9,998
Estimated interest payments for variable-rate long-term debt (b)	2,413	1,370	956	63	24
Estimated net payments under interest rate swap agreements (b) (c)	157	140	17	—	—
Mortgage purchase and sale commitments	9,869	9,869	—	—	—
Commitments to sell retail automotive receivables	7,933	4,933	3,000	—	—
Commitments to provide capital to equity-method investees	223	99	2	5	117
Commitments to fund construction lending	10	10	—	—	—
Home equity lines of credit	4,300	67	227	1,147	2,859
Lending commitments	1,354	1,247	58	49	—
Lease commitments	685	151	246	144	144
Purchase obligations	604	263	306	26	9
Bank certificates of deposit	14,786	11,480	3,077	229	—

Total	$185,222	$64,250	$67,279	$19,365	$34,328

(a)	Total amount reflects the remaining principal obligation and excludes fair value adjustments of $725 million related to fixed-rate debt designated as a hedged item in accordance with SFAS 133.
(b)	Estimate utilized the applicable variable interest rate as of the most recent reset date prior to December 31, 2008.
(c)	For periods beyond three years, we are in a net receipt position under interest rate swap agreements.

The foregoing table does not include our reserves for insurance losses and loss adjustment expenses, which total $2.9 billion as of December 31, 2008. While payments due on insurance losses are considered contractual obligations because they relate to insurance policies issued by us, the ultimate amount to be paid and the timing of payment for an insurance loss is an estimate, subject to significant uncertainty. Furthermore, the timing on payment is also uncertain; however, the majority of the balance is expected to be paid out in less than five years. Similarly, due to uncertainty in the timing of future cash flows related to our unrecognized tax benefits, the contractual obligations detailed above do not include $150 million in unrecognized tax benefits.

The following provides a description of the items summarized in the preceding table of contractual obligations:

Debt — Amounts represent the scheduled maturity of debt at December 31, 2008, assuming that no early redemptions occur. The maturity of secured debt may vary based on the payment activity of the related secured assets. Debt issuances

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

redeemable at or above par during the callable period are presented by stated maturity date. The amounts presented are before the effect of any unamortized discount or fair value adjustment. Refer to Note 12 to the Consolidated Financial Statements for additional information on our debt obligations.

Mortgage purchase and sale commitments — As part of our ResCap operations, we enter into commitments to originate, purchase, and sell mortgages and mortgage-backed securities. Refer to Note 26 to the Consolidated Financial Statements for additional information on our mortgage purchase and sale commitments.

Commitments to sell retail automotive receivables — We have entered into agreements with third-party banks to sell automotive retail receivables in which we transfer all credit risk to the purchaser (retail automotive whole-loan transactions). Refer to Note 26 to the Consolidated Financial Statements for additional information.

Commitments to provide capital to equity-method investees — As part of arrangements with specific private equity funds, we are obligated to provide capital to equity-method investees. Refer to Note 26 to the Consolidated Financial Statements for additional information.

Commitments to fund construction lending — We have entered into agreements to fund construction and resort financing through financing obtained from third-party asset-backed paper commercial conduits.

Home equity lines of credit — We are committed to fund the future remaining balance on unused lines of credit on mortgage loans. The funding is subject to customary lending conditions, such as a satisfactory credit rating, nondelinquency status, and adequate home equity value. Refer to Note 26 to the Consolidated Financial Statements for additional information.

Lending commitments — Both our Global Automotive Finance and ResCap operations and our Commercial Finance Group have outstanding revolving lending commitments with customers. The amounts presented represent the unused portion of those commitments as of December 31, 2008, that the customers may draw upon, in accordance with the lending arrangement. Refer to Note 26 to the Consolidated Financial Statements for additional information on our lending commitments.

Lease commitments — We have obligations under various operating lease arrangements (primarily for real property) with noncancelable lease terms that expire after December 31, 2008. Refer to Note 26 to the Consolidated Financial Statements for additional information on our lease commitments.

Purchase obligations — We enter into multiple contractual arrangements for various services. The arrangements represent fixed payment obligations under our most significant contracts and primarily relate to contracts with information technology providers. Refer to Note 26 to the Consolidated Financial Statements for additional information on our purchase obligations.

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

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS 157) and SFAS 159, which applies to assets and liabilities required to be measured at fair value under GAAP. SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not required to be measured at fair value under GAAP. If an entity elects fair value for a particular financial instrument under SFAS 159, the fair value measurement is within scope of the measurement and disclosure requirements of SFAS 157.

We follow the fair value hierarchy set forth in Note 22 of the Consolidated Financial Statements in order to prioritize the data utilized to measure fair value. We strive to obtain quoted market prices in active markets (Level 1 inputs). If Level 1 inputs are not available, we attempt to obtain Level 2 inputs, observable market prices in inactive markets, or we derive the fair value measurement using observable market prices for similar assets or liabilities. When neither Level 1 nor Level 2 inputs are available, we use Level 3 inputs to estimate fair value measurements. The Level 3 inputs are based on, but not limited to, internal valuation models and management’s assumptions related to the type of instrument, the contractual terms of the instrument, and the level of liquidity for the instrument within the market.

We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. As such, there may be reclassifications between hierarchy levels.

At December 31, 2008, approximately 15% of total assets, or $28.6 billion, consisted of financial instruments recorded at fair value. Approximately 60% of the assets reported at fair value were valued using Level 3 inputs. At December 31, 2008, approximately 3% of total liabilities, or $4.5 billion, consisted of financial instruments recorded at fair value. Approximately 73% of the liabilities reported at fair value were valued using Level 3 inputs. Refer to Note 22 of the Consolidated Financial Statements for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized.

Due to the nature of ResCap’s mortgage operations, a large percentage of our fair value assets and liabilities are Level 3. These mortgage operations can be broadly described as follows:

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

•

ResCap ultimately sells its mortgage loans included in the held-for-sale portfolio, either to the governmental agencies, to whole-loan purchasers, or securitization structures. When we sell loans, we typically will retain servicing rights. We have opted to carry our servicing rights at fair value under SFAS No. 156, Accounting for Servicing of Financial Assets. Further, when the loans are sold into off-balance sheet securitizations, we often retain residual interests and/or certain classes of bonds. These retained bonds may include interest-only strips, principal-only securities, or principal- and interest-paying bonds (typically the subordinated bonds), all of which are carried at fair value within investment securities on our Consolidated Balance Sheet. Due to the lack of observable market prices or data, our servicing rights and retained residual interests typically are Level 3 items.

•

ResCap has previously executed securitizations that have not qualified for sale treatment under SFAS 140. The collateral in these securitizations are classified as consumer finance receivables and loans and the related debt is recorded on our Consolidated Balance Sheet. We have elected fair value for both the collateral and debt in certain of

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

these securitizations. Due to the characteristics of the underlying loan collateral (nonprime and home equities), the collateral and debt are both classified as Level 3. Refer to Note 22 of the Notes to Consolidated Financial Statements for additional information regarding the fair value election.

We also have certain operations outside our mortgage activities that result in our holding Level 3 assets and liabilities. These include on-balance sheet collateralized debt obligation transactions, mortgage- and asset-backed securities, and other financial instruments.

Due to the amount of our assets and liabilities recorded at fair value, our Consolidated Balance Sheet and our Consolidated Income Statement can be significantly impacted by fluctuations in market prices. While we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. During 2008, the global credit markets continued to experience severe dislocation. Market demand for asset-backed securities has significantly contracted and in many markets has virtually disappeared. Further, market demand for whole-loan purchases has also contracted. These unprecedented market conditions have adversely impacted us and our competitors. As these market conditions continue, our assets and liabilities are subject to valuation adjustment and changes in the inputs we utilize to measure fair value.

During the year ended December 31, 2008, certain changes in the fair value of assets and liabilities have been included in our financial results. As a result of further deterioration in the mortgage market and underlying collateral valuations, we experienced declines in the fair value of our mortgage loans held-for-sale, resulting in significant valuation losses materially impacting our financial results. At the same time, our mortgage loans held-for-investment, which are classified as consumer finance receivables and loans on the Consolidated Statement of Income, and debt held in our on-balance sheet securitizations, in which we elected the fair value option under SFAS 159, experienced offsetting valuation declines. As the mortgage loan held-for-investment asset declines in value resulting in losses, the securitized debt declines resulting in offsetting valuation gains. For the year ended December 31, 2008, we experienced a net decrease in the fair value of mortgage servicing rights and associated hedging derivatives primarily due to increased prepayment speeds and projected increases in the cost of servicing resulting from higher delinquencies and loan defaults decreasing the value of our mortgage servicing rights, partially offset by a steeper overall yield curve in 2008, resulting in a positive impact of our hedging activity. The decrease in the fair value of trading securities for the year ended December 31, 2008, was substantially attributable to the decline in the fair value of residual interests that continue to be held by us through our off-balance sheet securitizations, resulting from increasing credit losses, rating agency downgrades, declines in value of underlying collateral, market illiquidity, and changes in discount rate assumptions in certain foreign markets.

For the year ended December 31, 2008, certain nonrecurring changes in the fair value of assets and liabilities have been included in our financial results. During the year ended December 31, 2008, a $1.2 billion impairment of vehicle operating leases was recognized by our Global Automotive Finance operations that resulted from significant declines in used vehicle prices in the United States, Canada, and several international markets. Refer to Note 8 of the Consolidated Financial Statements for additional information regarding our impairment of operating leases.

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

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

Considerable judgment is used in forming conclusions from market observable data used to estimate our Level 2 fair value measurements and in estimating inputs to our internal valuation models used to estimate our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayment speeds, credit losses, and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, our estimates of fair value are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

Valuation of Investment Securities

Securities are classified as held-to-maturity, available-for-sale, or trading on the date of purchase. Only securities classified as held-to-maturity are reported at amortized cost. Available-for-sale and trading securities are reported at fair value. The realized gains (losses) associated with available-for-sale securities are reported as investment income (loss) in the Consolidated Statement of Income or, if related to securitization trust interests, as other income, net of losses in the Consolidated Statement of Income. Any unrealized gains (losses) associated with available-for-sale securities are recorded in equity as other comprehensive income (loss) in the Consolidated Balance Sheet. Both realized and unrealized gains (losses) associated with trading securities are reported as investment income (loss) in the Consolidated Statement of Income. Refer to Note 22 to the Consolidated Financial Statements for additional information related to the valuation techniques used for measure available-for-sale and trading securities at fair value.

Investment securities classified as either held-to-maturity or available-for-sale are evaluated at least quarterly to determine whether a decline in their value below the amortized cost basis is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, and our intent and ability to retain our investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent but indicates that the prospects for a near-term recovery of value is not necessarily favorable or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Valuation of Loans Held-for-sale

Loans held-for-sale may include automotive, commercial finance, and residential mortgage receivables and loans. Mortgage loans held-for-sale are carried at the lower of cost or estimated fair value and are evaluated on an aggregate basis for loans that are current or 60 days or less delinquent. Fair value is based on contractually established commitments from investors or current investor yield requirements. Mortgage loans held-for-sale are placed on nonaccrual status when contractually delinquent for 60 days. Interest income accrued at the date a loan is placed on nonaccrual status is reversed and subsequently realized only to the extent it is received in cash. Loan origination fees, as well as discount points and incremental direct origination costs, are initially recorded as an adjustment of the cost of the loan and are reflected in the gain or loss on sale of mortgage loans when sold.

Automotive loans held-for-sale are carried at the lower of cost or estimated fair value and are evaluated for impairment on an aggregate basis. Fair value is based on contractually established commitments from investors or current investor yield requirements. Automotive loans held-for-sale are generally placed on nonaccrual status when contractually delinquent for 120 days. Interest income accrued at the date a loan is placed on nonaccrual status is reversed and subsequently realized only to the extent it is received in cash. Loan origination fees and incremental direct origination costs are initially recorded as an adjustment of the cost of the loan and are reflected in the gain or loss on sale of automotive loans when sold.

Allowance for Credit Losses

We maintain an allowance for credit losses to absorb probable loan and lease losses inherent in the portfolio. The allowance is maintained at a level that management considers to be adequate based upon ongoing quarterly assessments and evaluations of collectibility and historical loss experience in our lending portfolio. The allowance for credit losses is management’s estimate of incurred losses in our lending portfolios. Management periodically performs detailed reviews of these portfolios to determine if an impairment has occurred and to assess the adequacy of the allowance for credit losses based on historical and current trends and other factors affecting credit losses. Additions to the allowance for credit losses are charged to current period earnings through the provision for credit losses; amounts determined to be uncollectible are charged

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

directly against the allowance for credit losses, while amounts recovered on previously charged-off accounts increase the allowance. Determination of the allowance for credit losses requires management to exercise significant judgment about the timing, frequency, and severity of credit losses that could materially affect the provision for credit losses and, therefore, net income. The methodology for determining the amount of the allowance differs for consumer and commercial portfolios.

The consumer portfolios consist of smaller-balance, homogeneous contracts and loans, divided into two broad categories — automotive retail contracts and residential mortgage loans. Each of these portfolios is further divided by our business units into several pools (based on contract type, underlying collateral, and geographic location), that are collectively evaluated for impairment. Because of the homogenous nature of the portfolios, the allowance for credit losses is based on the aggregated characteristics of the portfolio. The allowance for credit losses is established through a process that begins with estimates of incurred losses in each pool based upon various statistical analyses (including migration analysis) in which historical loss experience, believed by management to be indicative of the current environment, is applied to the portfolio to estimate incurred losses. In addition, management considers the overall portfolio size and other portfolio indicators (e.g., delinquencies, portfolio credit quality, etc.), and general economic and business trends that management believes are relevant to estimate incurred losses.

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

The determination of the allowance for credit losses is influenced by numerous assumptions. The critical assumptions underlying the allowance for credit losses include: (1) segmentation of loan pools based on common risk characteristics; (2) identification and estimation of portfolio indicators and other factors that management believes are key to estimating incurred credit losses; and (3) evaluation by management of borrower, collateral, and geographic information. Management monitors the adequacy of the allowance for credit losses and makes adjustments as the assumptions in the underlying analyses change to reflect an estimate of incurred credit losses as of the reporting date, based upon the best information available at that time. In addition, commercial allowances established for credit losses are influenced by estimated recoveries from GM relative to guarantees or agreements with GM to repurchase vehicles used as collateral to secure the loans. If GM is unable to fully honor its obligations, our ultimate loan losses could be higher.

At December 31, 2008, the allowance for credit losses was $3.4 billion, compared to $2.8 billion at December 31, 2007. The provision for credit losses was $3.7 billion for the year ended December 31, 2008, compared to $3.1 billion for 2007 and $2.0 billion for 2006. Our provision for credit losses increased primarily as a result of expected credit losses in automotive retail balloon contract loans and commercial receivables; these increases were partially offset by decreased loan origination levels and deconsolidation of certain mortgage loans at ResCap, and decreased loan originations at our Global Automotive Finance operations. The allowance for credit losses related to the commercial loan portfolio increased as a result of declining automotive dealer financial health.

Valuation of Automotive Lease Residuals

Our Global Automotive Finance operations have significant investments in vehicles in our operating lease portfolio. In accounting for operating leases, management must make a determination at the beginning of the lease contract of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term, which typically ranges from two to four years. We establish residual values by using independently published residual values (as further described in the Lease Residual Risk discussion within the Global Automotive Finance Operations section of this MD&A). The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

value of the vehicle is below the residual value estimated at contract inception. Management periodically performs a detailed review of the estimated realizable value of leased vehicles to assess the appropriateness of the carrying value of lease assets.

To account for residual risk, we depreciate automotive operating lease assets to estimated realizable value on a straight-line basis over the lease term. The estimated realizable value is initially based on the residual value established at contract inception. Over the life of the lease, management evaluates the adequacy of the estimate of the realizable value and may make adjustments to the extent the expected value of the vehicle at lease termination changes. Any adjustments would result in a change in the depreciation rate of the lease asset, thereby affecting the carrying value of the operating lease asset. Overall business conditions (including the used vehicle market), our remarketing abilities, and GM’s vehicle and marketing programs may cause management to adjust initial residual projections (as further described in the Lease Residual Risk Management discussion in the Global Automotive Finance Operations section of this MD&A). In addition to estimating the residual value at lease termination, we must also evaluate the current value of the operating lease assets and test for impairment to the extent necessary in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment is determined to exist if the undiscounted expected future cash flows (including the expected residual value) are lower than the carrying value of the asset. Certain triggering events necessitated impairment reviews in the second, third, and fourth quarters of 2008. Refer to Note 8 for a discussion of the impairment charges recognized in 2008.

Our depreciation methodology on operating lease assets considers management’s expectation of the value of the vehicles upon lease termination, which is based on numerous assumptions and factors influencing used automotive vehicle values. The critical assumptions underlying the estimated carrying value of automotive lease assets include: (1) estimated market value information obtained and used by management in estimating residual values, (2) proper identification and estimation of business conditions, (3) our remarketing abilities, and (4) GM’s vehicle and marketing programs. Changes in these assumptions could have a significant impact on the value of the lease residuals. As of December 31, 2008, expected residual values include estimates of payments from GM of approximately $1.8 billion related to residual support and risk-sharing agreements. To the extent GM is not able to fully honor its obligation relative to these agreements, our depreciation expense and remarking performance would be negatively impacted.

Our net investment in operating leases totaled $26.4 billion (net of accumulated depreciation of $9.2 billion) at December 31, 2008, compared to $32.3 billion (net of accumulated depreciation of $8.1 billion) at December 31, 2007. Depreciation expense totaled $5.5 billion, $4.9 billion, and $5.3 billion for the years ended December 31, 2008, 2007, and 2006, respectively.

Valuation of Mortgage Servicing Rights

Mortgage servicing rights represent the capitalized value of the right to receive future cash flows from the servicing of mortgage loans. Mortgage servicing rights are a significant source of value derived from originating or acquiring mortgage loans. Because residential mortgage loans typically contain a prepayment option, borrowers often elect to prepay their mortgage loans by refinancing at lower rates during declining interest rate environments. When this occurs, the stream of cash flows generated from servicing the original mortgage loan is terminated. As such, the market value of mortgage servicing rights is very sensitive to changes in interest rates, and tends to decline as market interest rates decline and increase as interest rates rise.

We capitalize mortgage servicing rights on residential mortgage loans that we have originated and purchased based upon the fair market value of the servicing rights associated with the underlying mortgage loans at the time the loans are sold or securitized. GAAP requires that the value of mortgage servicing rights be determined based upon market transactions for comparable servicing assets or, in the absence of representative market trade information, based upon other available market evidence and modeled market expectations of the present value of future estimated net cash flows that market participants would expect from servicing. When observable prices are not available, management uses internally developed discounted cash flow models to estimate the fair value. These internal valuation models estimate net cash flows based on internal operating assumptions that we believe would be used by market participants, combined with market-based assumptions for loan prepayment rate, interest rates, and discount rates that management believes approximate yields required by investors in the asset. Servicing cash flows primarily include servicing fees, float income and late fees, less operating costs to service the loans. The estimated cash flows are discounted using an option-adjusted spread derived discount rate. Management considers the best available information and exercises significant judgment in estimating and assuming values for key variables in the modeling and discounting process.

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

All of our mortgage servicing rights are carried at estimated fair value.

We use the following key assumptions in our valuation approach:

•

Prepayment — The most significant driver of mortgage servicing rights value is actual and anticipated portfolio prepayment behavior. Prepayment speeds represent the rate at which borrowers repay their mortgage loans prior to scheduled maturity. As interest rates rise, prepayment speeds generally slow, and as interest rates decline, prepayment speeds generally accelerate. When mortgage loans are paid or expected to be paid earlier than originally estimated, the expected future cash flows associated with servicing such loans are reduced. We primarily use third-party models to project residential mortgage loan payoffs. In other cases, we estimate prepayment speeds based on historical and expected future prepayment rates. We measure model performance by comparing prepayment predictions against actual results at both the portfolio and product level.

•	Discount rate — The cash flows of our mortgage servicing rights are discounted at prevailing market rates which include an appropriate risk-adjusted spread.

•

Base mortgage rate — The base mortgage rate represents the current market interest rate for newly originated mortgage loans. This rate is a key component in estimating prepayment speeds of our portfolio because the difference between the current base mortgage rate and the interest rates on existing loans in our portfolio is an indication of the borrower’s likelihood to refinance.

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

We also periodically perform a series of reasonableness tests as we deem appropriate, including the following:

•

Review and compare recent bulk mortgage servicing right acquisition activity. We evaluate market trades for reliability and relevancy and then consider, as appropriate, our estimate of fair value of each significant transaction to the traded price. Currently, there is a lack of comparable transactions between willing buyers and sellers in the bulk acquisition market, which are the best indicators of fair value. However, we continue to monitor and track market activity on an ongoing basis.

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

•	Review and compare fair value price/multiples. We evaluate and compare our fair value price/multiples to market fair value price/multiples quoted in external surveys produced by third parties.

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

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

The assumptions used in modeling expected future cash flows of mortgage servicing rights have a significant impact on the fair value of mortgage servicing rights and potentially a corresponding impact to earnings. For example, a 10% increase in the prepayment assumptions would have negatively impacted the fair value of our mortgage servicing rights asset by $239 million, or approximately 8.4%, as of December 31, 2008. The calculation assumes that a change in the prepayment assumption would not impact other modeling assumptions. In reality, changes in one factor may result in changes in another, which might magnify or mitigate the sensitivities. In addition, the factors that may cause a change in the prepayment assumption may also positively or negatively impact other areas of our operations (for example, declining interest rates, while increasing prepayments, would likely have a positive impact on mortgage loan production volume and gains recognized on the sale of mortgage loans).

At December 31, 2008, based upon the market information obtained, we determined that our mortgage servicing rights valuations and assumptions used to value those servicing rights were reasonable and consistent with what an independent market participant would use to value the asset. At December 31, 2008, we had $2.8 billion outstanding in mortgage servicing rights compared to $4.7 billion at December 31, 2007.

Valuation of Interests in Securitized Assets

When we securitize automotive retail contracts, wholesale finance receivables, mortgage loans, and mortgage-backed securities, we typically retain an interest in the sold assets. These interests may take the form of asset- and mortgage-backed securities (including senior and subordinated interests), interest- and principal-only, investment grade, noninvestment grade, or unrated securities. We retain an interest in these transactions to provide a form of credit enhancement for the more highly rated securities or because it is more economical to hold these interests as opposed to selling them. In addition to the primary securitization activities, our mortgage operations purchase mortgage-backed securities, interest-only strips, and other interests in securitized mortgage assets. In particular, we have mortgage broker-dealer operations that are in the business of underwriting, private placement, trading, and selling of various mortgage-backed securities. As a result of these activities, we may hold investments (primarily with the intent to sell or securitize) in mortgage-backed securities similar to those retained by us in securitization activities. Interests in securitized assets are accounted for as investments in debt securities pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our estimate of the fair value of these interests requires management to exercise significant judgment about the timing and amount of future cash flows of the securities.

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

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

are not as volatile and do not have as significant an earnings impact because of the relative short contractual term of the underlying receivables and because many of these receivables have below-market contractual rates due to GM-sponsored special rate incentive programs.

•

Credit losses — Expected credit losses on assets underlying the asset- and mortgage-backed securities also significantly affect the estimated fair value of the related residual interests we retain. Credit losses can be affected by many economic variables including unemployment, housing valuation, and regional factors. The type of loan product and the interest rate environment are also key variables affecting the credit loss assumptions. For certain securities, market information for similar investments is available to estimate credit losses and collateral defaults (e.g., dealer-quoted credit spreads). For other securities, future credit losses are estimated using internally developed credit loss models, which generate indicative credit losses based on our historical credit loss frequency and severity.

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

Asset- and mortgage-backed securities are included as a component of investment securities on our Consolidated Balance Sheet. Changes in the fair value of asset- and mortgage-backed securities classified as trading are included as a component of investment income in our Consolidated Statement of Income. The changes in the fair value of asset- and mortgage-backed securities classified as available-for-sale are recorded in accumulated other comprehensive income, a component of equity on our Consolidated Balance Sheet. If management determines that other-than-temporary impairment should be recognized related to asset- and mortgage-backed securities classified as available-for-sale, we recognize the impairment loss in investment income in our Consolidated Statement of Income.

Similar to mortgage servicing rights, changes in model assumptions can have a significant impact on the carrying value of interests in securitized assets. Note 7 to the Consolidated Financial Statements summarizes the impact on the fair value because of a change in key assumptions for the significant categories of interests in securitized assets as of December 31, 2008. The processes and assumptions used to determine the fair value of interest in securitized assets results in a valuation that fairly states the assets and are consistent with what a market participant would use to value the positions. At December 31, 2008 and 2007, the total interests in securitized assets approximated $2.6 billion and $4.6 billion, respectively.

Determination of Reserves for Insurance Losses and Loss Adjustment Expenses

Our Insurance operations include an array of insurance underwriting, including consumer products, automotive service contracts, and commercial coverage that create a liability for unpaid losses and loss adjustment expenses incurred (further described in the Insurance section of this MD&A). The reserve for insurance losses and loss adjustment expenses represents an estimate of our liability for the unpaid cost of insured events that have occurred as of a point in time. More specifically, it represents the accumulation of estimates for reported losses and an estimate for losses incurred but not reported, including claims adjustment expenses.

Our Insurance operations’ claim personnel estimate reported losses based on individual case information or average payments for categories of claims. An estimate for current incurred but not reported claims is also recorded based on the actuarially determined expected loss ratio for a particular product, which also considers significant events that might change the expected loss ratio, such as severe weather events and the estimates for reported claims. These estimates of the reserves are reviewed regularly by product line management, by actuarial and accounting staffs and, ultimately, by senior management.

Our Insurance operations’ actuaries assess reserves for each business at the lowest meaningful level of homogeneous data within each type of insurance, such as general or product liability and automobile physical damage. The purpose of these assessments is to confirm the reasonableness of the reserves carried by each of the individual subsidiaries and product lines and, thereby, the Insurance operations’ overall carried reserves. The selection of an actuarial methodology is judgmental and

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

depends on variables such as the type of insurance, its expected payout pattern, and the manner in which claims are processed. Special characteristics such as deductibles, reinsurance recoverable, or special policy provisions are also considered in the reserve estimation process. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred and netted against the provision for losses. Our reserves include a liability for the related costs that are expected to be incurred in connection with settling and paying the claim. These loss adjustment expenses are generally established as a percentage of loss reserves. Our reserve process considers the actuarially calculated reserves based on prior patterns of claim incurrence and payment, and the degree of incremental volatility associated with the underlying risks for the types of insurance, and represents management’s best estimate of the ultimate liability. Since the reserves are based on estimates, the ultimate liability may be more or less than our reserves. Any necessary adjustments, which may be significant, are included in earnings in the period in which they are deemed necessary. These changes may be material to our results of operations and financial condition and could occur in a future period.

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

•

Automotive service contracts — Automotive service contract losses in the United States and abroad are generally reported and settled quickly through dealership service departments, resulting in a relatively small balance of outstanding claims at any point in time relative to the volume of claims processed annually. Mechanical service contract claims are primarily composed of parts and labor for repair or replacement of the affected components or systems. Changes in the cost of replacement parts and labor rates will affect the cost of settling claims. Considering the short time frame between a claim being incurred and paid, changes in key assumptions (e.g., part prices, labor rates) will have a minimal impact on the loss reserve as of a point in time. The loss reserve amount is influenced by the estimate of the lag between vehicles being repaired at dealerships and the claim being reported by the dealership.

As of December 31, 2008, we concluded that our insurance loss reserves were reasonable and appropriate based on the assumptions and data used in determining the estimate. However, because insurance liabilities are based on estimates, the actual claims ultimately paid may vary from the estimates.

At December 31, 2008 and 2007, our reserve for insurance losses and loss adjustment expenses totaled $2.9 billion and $3.1 billion, respectively. Insurance losses and loss adjustment expenses totaled $2.5 billion, $2.5 billion, and $2.4 billion, for the years ended December 31, 2008, 2007, and 2006, respectively.

Private Debt Exchange and Cash Tender Offers

In evaluating the accounting for the private debt exchange and cash tender offers (the Offers), management was required to make a determination as to whether the Offers should be accounted for as a troubled debt restructuring (TDR) or an extinguishment of GMAC and ResCap debt. In concluding on the accounting, management evaluated SFAS 15, Accounting by Creditors and Debtors in Troubled Debt Restructuring, EITF 02-4, Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15 (EITF 02-4), and EITF 96-19, Debtor’s Accounting for a Modification of a Loan (EITF 96-19). The relevant accounting guidance required us to determine whether the exchanges of debt instruments should be accounted for as a TDR. A TDR results when it is determined, evaluating six factors described in EITF 02-4 considered to be indictors of whether a debtor is experiencing financial difficulties, that the

Management’s Discussion and Analysis

GMAC LLC • Form 10-K

debtor is experiencing financial difficulties and the creditors grant a concession; otherwise, such exchanges should be accounted for as an extinguishment or modification of debt. The assessment of this critical accounting estimate required management to apply a significant amount of judgment in evaluating the inputs, estimates, and internally generated forecast information to conclude on the accounting for the Offers.

One of these factors is whether we have the ability with entity specific cash flows to service the contractual terms of existing debt agreements through maturity based on estimates and projections that only encompass the current business capabilities. Our assessment considered internal analyses such as our short-term and long-term liquidity projections, net income forecasts, and run-off projections. These analyses were based upon our consolidated financial condition and our comprehensive ability to service both GMAC and ResCap obligations, and were based only on our current business capabilities and funding sources. In addition to our baseline projections, these analyses incorporated stressed scenarios reflecting continued deterioration of the credit markets, further GM financial distress, and significant curtailments of loan originations. Management assigned probability weights to each scenario to determine an overall risk-weighted projection of our ability to meet our consolidated obligations as they come due. These analyses indicated that we could service all GMAC and ResCap obligations as they came due in the normal course of business.

Our assessment also considered capital market perceptions of our financial condition, such as our credit agency ratings, market values for our debt, analysts’ reports, and public statements made by us and our stakeholders. Due to the rigor applied to our internal projections, management placed more weight on our internal projections and less weight on capital market expectations.

Based on this analysis and after the consideration of the applicable accounting guidance, management concluded the Offers were not deemed to be a TDR. As a result of this conclusion, the Offers were accounted for as an extinguishment of debt under EITF 96-19.

Applying extinguishment accounting, we recognized a gain at the time of the exchange for the difference between the carrying value of the exchanged notes and the fair value of the newly issued securities. In accordance with SFAS 157, guidance related to Level 3 fair value measures, we performed various analyses with regard to the valuation of the newly issued instruments. Level 3 fair value measures are valuations that are derived primarily from unobservable inputs and rely heavily on management assessments, assumptions, and judgments. In determining the fair value of the newly issued instruments, we performed an internal analysis using trading levels on the trade date, December 29, 2008, of existing GMAC unsecured debt, adjusted for the features of the new instruments. We also obtained bid-ask spreads from brokers attempting to make a market in the new instruments.

Based on the determined fair values, we recognized a pretax gain upon extinguishment of $11.5 billion and reflected the newly issued preferred shares at their fair value, which was estimated to be $234 million on December 29, 2008. The majority of costs associated with the Offers were deferred in the basis of the newly issued bonds. In the aggregate, the Offers resulted in an $11.7 billion increase to our consolidated equity position.

If management had concluded that TDR accounting was applicable, a significant portion of the $11.5 billion pretax gain, estimated to be approximately $8.4 billion, would not have been recognized at the time of the exchange. A gain of $3.1 billion would have been recognized immediately, and an additional contractual discount of $3.0 billion would have been deferred and accreted as an offset to interest expense over the term of the newly issued bonds. Additionally, costs associated with the Offers would have been recognized immediately as expense rather than deferred in the basis of the newly issued bonds.

The Offers were a significant component of our strategy to satisfy the condition for a minimum amount of regulatory capital in connection with our application to become a bank holding company. If the Offers had been accounted for as a TDR, regulatory capital would have been approximately $8.4 billion lower, which may have affected the Federal Reserve’s consideration of our application.

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

Sensitivity Analysis

We use sensitivity analysis to manage market risk. Sensitivity analysis captures our exposure to isolated hypothetical movements in specific market rates. The following sensitivity analyses assume instantaneous, parallel shifts in market exchange rates, interest rate yield curves, and equity prices.

	2008		2007
December 31, ($ in millions)	Non- trading	Trading (a)	Non- trading	Trading (a)
Financial instruments exposed to changes in:
Interest rates
Estimated fair value	$(17,413)	$1,954	$(32,728)	$3,175
Effect of 10% adverse change in rates	(2,747)	(42)	(5,247)	(45)
Foreign exchange rates
Estimated fair value	$(10,486)	$505	$(10,090)	$740
Effect of 10% adverse change in rates	(1,049)	(51)	(1,009)	(74)
Equity prices
Estimated fair value	$505	$—	$638	$—
Effect of 10% decrease in prices	(51)	—	(64)	—

(a)	Includes our trading investment securities. Refer to Note 5 to the Consolidated Financial Statements for additional information on our investment securities portfolio.

There are certain shortcomings inherent to the sensitivity analysis data presented. The models assume that interest rate and foreign exchange rate changes are instantaneous parallel shifts. In reality, changes are rarely instantaneous or parallel; therefore, the sensitivities summarized in the foregoing table may be overstated. Although this sensitivity analysis is our best estimate of the impacts of the scenarios described, actual results could differ from those projected.

Quantitative and Qualitative Disclosures About Market Risk

GMAC LLC • Form 10-K

Because our operating leases do not represent financial instruments, they are not included in the interest rate sensitivity analysis. This exclusion is significant to the overall analysis and any resulting conclusions. Although the sensitivity analysis shows an estimated fair value change for the debt that funds our operating lease portfolio, a corresponding change for our operating lease was excluded from the foregoing analysis. This operating lease portfolio had a carrying value of $26.4 billion and $32.3 billion at December 31, 2008 and 2007, respectively. As a result, the overall impact to the estimated fair value of financial instruments from hypothetical changes in interest and foreign currency exchange rates is greater than what we would experience in the event of such market movements.

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

Our Consolidated Financial Statements, together with the notes thereto and the reports of Management and of Deloitte & Touche LLP, begin on page 107. Unaudited supplementary financial data for each quarter within the two years ended December 31, 2008, is included on page 194.

Our Consolidated Financial Statements, Financial Highlights, and Management’s Discussion and Analysis of Financial Condition and Results of Operations of GMAC LLC and subsidiaries (GMAC) were prepared by management, who is responsible for their integrity and objectivity. Where applicable, this financial information has been prepared in conformity with the Securities Exchange Act of 1934, as amended, and generally accepted accounting principles in the United States of America. The preparation of this financial information requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of our Consolidated Financial Statements and the reported amounts of revenues and expenses during the periods presented. The critical accounting estimates that may involve a higher degree of judgment and complexity are included in Management’s Discussion and Analysis.

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

/s/ ALVARO G. DE MOLINA Alvaro G. de Molina Chief Executive Officer February 26, 2009	/s/ ROBERT S. HULL Robert S. Hull Executive Vice President and Chief Financial Officer February 26, 2009

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

Based on the assessment performed, management concluded that as of December 31, 2008, GMAC’s internal control over financial reporting was effective based upon the COSO criteria.

The independent registered public accounting firm, Deloitte & Touche LLP, has audited the Consolidated Financial Statements of GMAC and has issued an attestation report on our internal control over financial reporting as of December 31, 2008, as stated in its reports, which are included herein.

/s/ ALVARO G. DE MOLINA Alvaro G. de Molina Chief Executive Officer February 26, 2009	/s/ ROBERT S. HULL Robert S. Hull Executive Vice President and Chief Financial Officer February 26, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member Interest Holders of GMAC LLC:

We have audited the internal control over financial reporting of GMAC LLC and subsidiaries (the “Company”) as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008, of the Company and our report dated February 26, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
February 26, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member Interest Holders of GMAC LLC:

We have audited the accompanying Consolidated Balance Sheet of GMAC LLC and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related Consolidated Statements of Income, Changes in Equity, and Cash Flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
February 26, 2009

Consolidated Statement of Income

GMAC LLC • Form 10-K

Year ended December 31, ($ in millions)	2008	2007	2006
Revenue
Consumer	$6,737	$9,469	$10,472
Commercial	2,368	2,947	3,112
Loans held-for-sale	1,092	1,557	1,777
Operating leases	8,198	7,214	7,742

Total financing revenue	18,395	21,187	23,103
Interest expense	11,870	14,776	15,560
Depreciation expense on operating lease assets	5,483	4,915	5,341
Impairment of investment in operating leases	1,234	—	—

Net financing (loss) revenue	(192)	1,496	2,202
Other revenue
Servicing fees	1,782	2,193	1,893
Amortization and impairment of servicing rights	—	—	(23)
Servicing asset valuation and hedge activities, net	(284)	(544)	(1,100)
Insurance premiums and service revenue earned	4,329	4,378	4,183
(Loss) gain on mortgage and automotive loans, net	(1,560)	508	1,470
Gain on extinguishment of debt	12,628	563	—
Investment (loss) income	(446)	473	2,143
Gains on sale of equity-method investments, net	—	—	411
Other income, net of losses	601	2,732	3,643

Total other revenue	17,050	10,303	12,620
Total net revenue	16,858	11,799	14,822
Provision for credit losses	3,683	3,096	2,000
Noninterest expense
Compensation and benefits expense	2,229	2,453	2,558
Insurance losses and loss adjustment expenses	2,522	2,451	2,420
Other operating expenses	6,505	5,286	4,776
Impairment of goodwill and other intangible assets	58	455	840

Total noninterest expense	11,314	10,645	10,594
Income (loss) before income tax (benefit) expense	1,861	(1,942)	2,228
Income tax (benefit) expense	(7)	390	103

Net income (loss)	$1,868	$(2,332)	$2,125

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet

GMAC LLC • Form 10-K

December 31, ($ in millions)	2008	2007
Assets
Cash and cash equivalents	$15,151	$17,677
Investment securities	8,445	16,740
Loans held-for-sale	7,919	20,559
Finance receivables and loans, net of unearned income
Consumer ($1,861 at fair value at December 31, 2008)	63,963	87,769
Commercial	36,110	39,745
Allowance for credit losses	(3,433)	(2,755)

Total finance receivables and loans, net	96,640	124,759
Investment in operating leases, net	26,390	32,348
Notes receivable from General Motors	1,655	1,868
Mortgage servicing rights	2,848	4,703
Premiums and other insurance receivables	2,995	2,030
Other assets	27,433	28,255

Total assets	$189,476	$248,939

Liabilities
Debt
Unsecured	$53,213	$102,339
Secured ($1,899 at fair value at December 31, 2008)	73,108	90,809

Total debt	126,321	193,148
Interest payable	1,517	2,253
Unearned insurance premiums and service revenue	4,356	4,921
Reserves for insurance losses and loss adjustment expenses	2,895	3,089
Deposit liabilities	19,807	15,281
Accrued expenses and other liabilities	12,726	14,682

Total liabilities	167,622	233,374
Equity
Members’ interest	9,670	8,912
Senior preferred interests	5,000	—
Preferred interests	1,287	1,052
Retained earnings	6,286	4,649
Accumulated other comprehensive (loss) income	(389)	952

Total equity	21,854	15,565

Total liabilities and equity	$189,476	$248,939

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Equity

GMAC LLC • Form 10-K

($ in millions)	Common stock and paid-in capital	Members’ interest	Senior preferred interests	Preferred interests	Retained earnings	Accumulated other comprehensive income (loss)	Total equity	Comprehensive income (loss)
Balance at December 31, 2005	$5,760				$15,095	$830	$21,685
Conversion of common stock to members’ interest on July 20, 2006	(5,760)	$5,760
Capital contributions		951					951
Net income					2,125		2,125	$2,125
Dividends					(9,739)		(9,739)
Preferred interest accretion to redemption value and dividends					(295)		(295)
Cumulative effect of a change in accounting principle, net of tax:
Transfer of unrealized loss for certain available-for-sale securities to trading securities					(17)	17
Recognize mortgage servicing rights at fair value					4		4	4
Other comprehensive loss						(362)	(362)	(362)

Balance at December 31, 2006		$6,711			$7,173	$485	$14,369	$1,767

Conversion of preferred membership interests		1,121		1,052			2,173
Capital contributions		1,080					1,080
Net loss					(2,332)		(2,332)	(2,332)
Preferred interests dividends					(192)		(192)
Other comprehensive income						450	450	450
Cumulative effect of a change in accounting principle, net of tax:
Adoption of Financial Accounting Standards Board Statement No. 158						17	17

Balance at December 31, 2007		$8,912		$1,052	$4,649	$952	$15,565	$(1,882)

Cumulative effect of a change in accounting principle, net of tax:
Adoption of Statement of Financial Accounting Standards No. 157 (a)					23		23
Adoption of Statement of Financial Accounting Standards No. 159 (a)					(178)		(178)

Balance at January 1, 2008, after cumulative effect of adjustments		$8,912		$1,052	$4,494	$952	$15,410
Capital contributions		758					758
Net income					1,868		1,868	1,868
Dividends paid to members (b)					(79)		(79)
Issuance of senior preferred interests			$5,000				5,000
Issuance of preferred interests				235			235
Other					3		3
Other comprehensive loss						(1,341)	(1,341)	(1,341)

Balance at December 31, 2008		$9,670	$5,000	$1,287	$6,286	$(389)	$21,854	$527

(a)	Refer to Note 22 to the Consolidated Financial Statements for further detail.
(b)	Refer to Note 20 to the Consolidated Financial Statements for further detail.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows

GMAC LLC • Form 10-K

Year ended December 31, ($ in millions)	2008	2007	2006
Operating activities
Net income (loss)	$1,868	$(2,332)	$2,125
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,239	5,937	6,459
Operating lease impairment	1,234	—	—
Impairment of goodwill and other intangible assets	58	455	840
Amortization and valuation adjustments of mortgage servicing rights	2,250	1,260	843
Provision for credit losses	3,683	3,096	2,000
Loss (gain) on sale of loans, net	1,825	(508)	(1,470)
Net losses (gains) on investment securities	1,203	737	(1,005)
Gain on extinguishment of debt	(12,628)	(563)	—
Originations and purchases of loans held-for-sale	(132,023)	(128,576)	(176,542)
Proceeds from sales and repayments of loans held-for-sale	141,312	121,620	157,196
Net change in:
Trading securities	741	628	370
Deferred income taxes	(396)	95	(1,346)
Interest payable	(651)	(332)	(470)
Other assets	(1,213)	(121)	(2,340)
Other liabilities	178	686	(1,067)
Other, net	415	(622)	(287)

Net cash provided by (used in) operating activities	14,095	1,460	(14,694)

Investing activities
Purchases of available-for-sale securities	(16,202)	(16,682)	(28,184)
Proceeds from sales of available-for-sale securities	14,068	8,049	6,628
Proceeds from maturities of available-for-sale securities	7,502	8,080	23,147
Net increase (decrease) in finance receivables and loans	5,570	(41,972)	(94,869)
Proceeds from sales of finance receivables and loans	1,366	70,903	117,830
Purchases of operating lease assets	(10,544)	(17,268)	(18,190)
Disposals of operating lease assets	7,633	5,472	7,303
Change in notes receivable from GM	(62)	138	1,660
Sales (purchases) of mortgage servicing rights, net	797	561	(61)
Acquisitions of subsidiaries, net of cash acquired	—	(209)	(340)
Proceeds from sale of business units, net	319	15	8,537
Settlement of residual support and risk-sharing obligations with GM	—	—	1,357
Other, net (a)	471	1,157	(21)

Net cash provided by investing activities	10,918	18,244	24,797

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows

GMAC LLC • Form 10-K

Year ended December 31, ($ in millions)	2008	2007	2006
Financing activities
Net change in short-term debt	(22,815)	(9,248)	2,665
Net increase (decrease) in bank deposits	6,447	3,078	(533)
Proceeds from issuance of long-term debt	44,724	70,230	88,180
Repayments of long-term debt	(59,627)	(82,134)	(100,840)
Proceeds from issuance of senior preferred interests	5,000	—	—
Proceeds from issuance of preferred interests	—	—	1,900
Dividends paid	(113)	(179)	(4,755)
Other, net (b)	(1,784)	675	2,792

Net cash used in financing activities	(28,168)	(17,578)	(10,591)

Effect of exchange-rate changes on cash and cash equivalents	629	92	152

Net (decrease) increase in cash and cash equivalents	(2,526)	2,218	(336)
Cash and cash equivalents at beginning of year	17,677	15,459	15,795

Cash and cash equivalents at end of year	$15,151	$17,677	$15,459

Supplemental disclosures
Cash paid for:
Interest	$12,092	$14,871	$15,889
Income taxes	130	481	1,087
Noncash items:
Increase in equity (c)	235	2,173	—
Loans held-for-sale transferred to finance receivables and loans	2,618	13,834	14,549
Finance receivables and loans transferred to loans held-for-sale	4,798	8,181	3,889
Finance receivables and loans transferred to other assets	1,294	2,976	1,771
Available-for-sale securities transferred to trading securities	—	—	927
Available-for-sale securities transferred to restricted assets (e)	548	—	—
Originations of mortgage servicing rights from sold loans	1,182	1,597	1,723
Decrease in mortgage loans held-for-investment upon initial adoption of SFAS 159	3,847	—	—
Decrease in collateralized borrowings upon initial adoption of SFAS 159	3,668	—	—
Capital contributions from members	758	56	951
Noncash dividends paid to GM relating to GMAC sale (d)	—	—	4,984
Other disclosures:
Proceeds from sales and repayments of mortgage loans held-for-investment originally designated as held-for-sale	1,747	6,790	7,562
Proceeds from sales of repossessed, foreclosed, and owned real estate	1,796	2,180	1,306
Liabilities assumed through acquisition	—	1,030	342
Deconsolidation of loans, net	2,353	25,856	—
Deconsolidation of collateralized borrowings	2,539	26,599	—

(a)	Includes securities-lending transactions where cash collateral is received and a corresponding liability is recorded, both of which are presented in investing activities in the amount of $856 million for 2007.
(b)	2007 includes a $1 billion capital contribution from General Motors pursuant to the sale of 51% of GMAC to FIM Holdings LLC.
(c)	Represents long-term debt exchanged for preferred interests in 2008 and conversion of preferred membership interests in 2007.
(d)	Further described in Note 20 to the Consolidated Financial Statements.
(e)	Represents the non cash effects of the loss portfolio transfer further described in Note 13 of the Consolidated Financial Statements.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

1.	Description of Business and Significant Accounting Policies

GMAC LLC (referred to herein as GMAC, we, our, or us) was founded in 1919 as a wholly owned subsidiary of General Motors Corporation (General Motors or GM). On November 30, 2006, GM sold a 51% interest in us for approximately $7.4 billion (the Sale Transactions) to FIM Holdings LLC (FIM Holdings). FIM Holdings is an investment consortium led by Cerberus FIM Investors, LLC, the sole managing member. The consortium also includes Citigroup Inc., Aozora Bank Ltd., and a subsidiary of The PNC Financial Services Group, Inc. On December 24, 2008, the Board of Governors of the Federal Reserve System approved our application to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the BHC Act). In connection with our approval to become a bank holding company, the Board of Governors of the Federal Reserve System indicated in its approval order that (i) GM is required to reduce its ownership interest in GMAC to less than 10% of the voting and total equity of GMAC and (ii) FIM Holdings is required to reduce the aggregate direct and indirect investments to no greater than 14.9% of the voting and 33% of the total equity of GMAC, in each case by March 24, 2009. The foregoing requirements could change in the event our shareholders and the Board of Governors of the Federal Reserve System agree to any modifications.

Residential Capital, LLC (ResCap), our mortgage subsidiary, has been negatively impacted by the events and conditions in the mortgage banking industry and the broader economy. The market deterioration has led to fewer sources of, and significantly reduced levels of, liquidity available to finance ResCap’s operations. Most recently, the widely publicized credit defaults and/or acquisitions of large financial institutions in the marketplace has further restricted credit in the United States and international lending markets. ResCap is highly leveraged relative to its cash flow and continues to recognize substantial losses resulting in a significant deterioration in capital. During the year, ResCap received capital contributions from GMAC of $3.3 billion, including $0.8 billion of forgiveness of debt in its GMAC Mortgage Servicing Rights facility and $2.5 billion through contributions and forgiveness of ResCap debt, which GMAC previously repurchased in the open market at a discount or through our private debt exchange and cash tender offers. In addition, ResCap completed several divestiture activities with GMAC and its affiliates as part of its debt refinancing and other liquidity and capital initiatives. Accordingly, ResCap’s consolidated tangible net worth, as defined, was $350 million as of December 31, 2008, and remained in compliance with the most restrictive consolidated tangible net worth covenant minimum of $250 million. For this purpose, consolidated tangible net worth is defined as ResCap’s consolidated equity, excluding intangible assets and any equity in GMAC Bank to the extent included in ResCap’s consolidated balance sheet. There continues to be a risk that ResCap will not be able to meet its debt service obligations, default on its financial debt covenants due to insufficient capital, and/or be in a negative liquidity position in 2009.

ResCap actively manages its liquidity and capital positions and is continually working on initiatives to address its debt covenant compliance and liquidity needs, including debt maturing in the next twelve months and the identified risks and uncertainties. The accompanying Consolidated Financial Statements continue to reflect ResCap on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

ResCap’s initiatives include, but are not limited to, the following: working continually with key credit providers to optimize all available liquidity options; reducing assets and performing other restructuring activities; focusing production on government and prime conforming products; exploring of strategic alternatives such as alliances, joint ventures and other transactions with third parties; and continually exploring opportunities for funding and capital support from GMAC and its affiliates. Most of these initiatives are outside of ResCap’s control resulting in an increased uncertainty as to their successful execution. There are currently no substantive binding contracts, agreements or understandings with respect to any particular transaction outside the normal course of business other than those disclosed in Note 28 to the Consolidated Financial Statements.

ResCap remains heavily dependent on GMAC and its affiliates for funding and capital support and there can be no assurance that GMAC or its affiliates will continue such actions. We disclosed in a Form 8-K, filed January 8, 2009, that ResCap is an important subsidiary and that we believed the support we provided to ResCap was in the best interests of our stakeholders. We further disclosed that if ResCap were to need additional support, we would provide that support so long as it was in the best interests of our stakeholders. While there can be no assurances, our recently approved status as a regulated bank holding company has increased the importance of our support for ResCap as its core origination and servicing business provides diversification for us.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

On January 30, 2009, GMAC acquired 100 percent of ResCap’s nonvoting equity interest in IB Finance Holding Company, LLC (IB Finance), the parent company of GMAC Bank. This transaction included GMAC converting its $806 million of convertible preferred interests in ResCap into IB Finance interests and forgiving $830 million of ResCap’s debt. As a result, all voting and economic interests in IB Finance are now owned directly by GMAC. Refer to Note 28 to the Consolidated Financial Statements for subsequent events disclosure. The completion of the sale of IB Finance increased ResCap’s consolidated tangible net worth, as defined, by approximately $894 million. Subsequent to the January 30, 2009, sale and deconsolidation by ResCap of IB Finance, ResCap remains in compliance, as of the date of this filing, with its consolidated tangible net worth requirement, as defined, of $250 million.

Although our continued actions through various funding and capital initiatives demonstrate support for ResCap, and our status as a bank holding company and completion of our private debt exchange and cash tender offers better position us to be capable of supporting ResCap, there are currently no commitments or assurances for future funding and/or capital support, except as otherwise provided in this Form 10-K. Consequently, there remains substantial doubt about ResCap’s ability to continue as a going concern. Should we no longer continue to support the capital or liquidity needs of ResCap or should ResCap be unable to successfully execute other initiatives, it would have a material adverse effect on ResCap’s business, results of operations, and financial position.

GMAC has extensive financing and hedging arrangements with ResCap, which could be at risk of nonpayment if ResCap were to file for bankruptcy. As of January 31, 2009, we had approximately $4.1 billion in secured financing arrangements (of which approximately $2.6 billion had been funded) and secured hedging agreements with ResCap, and we owned approximately $500 million of ResCap notes. Amounts outstanding under the secured financing and hedging arrangements fluctuate. If ResCap were to file for bankruptcy, ResCap’s repayments of its financing facilities, including those with us, could be slower than if ResCap had not filed for bankruptcy. In addition, we could be an unsecured creditor of ResCap to the extent that the proceeds from the sale of our collateral are insufficient to repay ResCap’s obligations to us. It is possible that other ResCap creditors would seek to recharacterize our loans to ResCap as equity contributions or to seek equitable subordination of our claims so that the claims of other creditors would have priority over our claims. As a holder of unsecured notes, we would not receive any distributions for the benefit of creditors in a ResCap bankruptcy before secured creditors are repaid. In addition, should ResCap file for bankruptcy, our investment related to ResCap’s equity position would likely be reduced to zero. Based on January 31, 2009, balances, this would result in a $3.1 billion charge to our investment in ResCap. If a ResCap bankruptcy were to occur and a substantial amount of our credit exposure not repaid to us, it would have an adverse impact on our near-term net income and capital position, but we do not believe it would have a materially adverse impact on GMAC’s consolidated financial position over the longer term.

Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and accounts of our majority-owned subsidiaries after eliminating all significant intercompany balances and transactions, and includes all variable interest entities (VIEs) in which we are the primary beneficiary. Refer to Note 23 for further details on our VIEs. Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (GAAP). Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

We operate our international subsidiaries in a similar manner as we operate in the United States of America (U.S. or United States), subject to local laws or other circumstances that may cause us to modify our procedures accordingly. The financial statements of subsidiaries that operate outside of the United States generally are measured using the local currency as the functional currency. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income, a component of equity. Income and expense items are translated at average exchange rates prevailing during the reporting period.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and that affect income and expenses during the reporting period. In developing the estimates and assumptions, management uses all available evidence; however, actual results could differ because of uncertainties associated with estimating the amounts, timing, and likelihood of possible outcomes.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term, highly liquid investments with original maturities of 90 days or less. Cash and cash equivalents that have restrictions on our ability to withdraw the funds are included in other assets on our Consolidated Balance Sheet. The balance of cash equivalents was $7.9 billion and $14.1 billion at December 31, 2008 and 2007, respectively. The book value of cash equivalents approximates fair value because of the short maturities of these instruments. Certain securities with original maturities less than 90 days that are held as a portion of longer-term investment portfolios, primarily relating to GMAC Insurance, are classified as investment securities.

Investment Securities

Our portfolio of investment securities includes government securities, corporate bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts, and other investments. Investment securities are classified based on management’s intent. Our trading securities primarily consist of retained and purchased interests in certain securitizations. The retained interests are carried at fair value with changes in fair value recorded in current period earnings. When included in our portfolio, debt securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Premiums and discounts on debt securities are amortized as an adjustment to investment yield over the contractual term of the security. All other investment securities are classified as available-for-sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss, a component of equity, on an after-tax basis. We employ a systematic methodology that considers available evidence in evaluating potential other-than-temporary impairment of our investments classified as available-for-sale or held-to-maturity. If the cost of an investment exceeds its fair value, we evaluate, among other factors, the magnitude and duration of the decline in fair value. We also evaluate the financial health of and business outlook for the issuer, the performance of the underlying assets for interests in securitized assets, and our intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded to investment income in our Consolidated Statement of Income, and a new cost basis in the investment is established. Realized gains and losses on investment securities are reported in investment income and are determined using the specific identification method.

In 2007, in the normal course of business, we entered into securities-lending agreements with various counterparties. Under these agreements, we lent the rights to designated securities we own in exchange for collateral in the form of cash or governmental securities, approximating 102% (domestic) or 105% (foreign) of the value of the securities loaned. These agreements are primarily overnight in nature and settled the next business day. We were not engaged in securities lending at December 31, 2008. We loaned securities of $850 million and received corresponding cash collateral of $856 million for these loans at December 31, 2007.

Loans Held-for-sale

Loans held-for-sale may include automotive, commercial finance, and residential mortgage receivables and loans and are carried at the lower of aggregate cost or estimated fair value. We disaggregate all delinquent nonprime mortgage loans in our evaluation. Fair value is based on contractually established commitments from investors or is based on current investor yield requirements.

Finance Receivables and Loans

Finance receivables and loans are reported at the principal amount outstanding, net of unearned income, discounts, and allowances. Unearned income, which includes deferred origination fees reduced by origination costs and unearned rate support received from GM, is amortized over the contractual life of the related finance receivable or loan using the interest method. Loan commitment fees are generally deferred and amortized into commercial revenue over the commitment period.

We classify finance receivables and loans between loans held-for-sale and loans held-for-investment based on management’s assessment of our intent and ability to hold loans for the foreseeable future or until maturity. Management’s intent and ability with respect to certain loans may change from time to time depending on a number of factors including economic, liquidity, and capital conditions. Management’s view of the foreseeable future is generally a twelve-month period based on the longest reasonably reliable net income, liquidity, and capital forecast period.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Acquired Loans

Through our Nuvell operations, we acquired certain loans individually and in groups or portfolios that have experienced deterioration of credit quality between origination and our acquisition. The amount paid for these loans reflects our determination that it is probable we will be unable to collect all amounts due according to the loan’s contractual terms. These acquired loans are accounted for under American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). We recognize the accretable yield to the excess of our estimate of undiscounted expected principal, interest, and other cash flows (expected at acquisition to be collected) over our initial investment in the acquired asset.

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

Nonaccrual Loans

Consumer and commercial revenue recognition is suspended when finance receivables and loans are placed on nonaccrual status. Prime retail automotive receivables are placed on nonaccrual status when delinquent for 120 days. Nonprime retail automotive receivables are placed on nonaccrual status when delinquent for 60 days. Residential mortgages and commercial real estate loans are placed on nonaccrual status when delinquent for 60 days. Warehouse, construction, commercial automotive loans, and other lending receivables are placed on nonaccrual status when delinquent for 90 days or when determined not to be probable of full collections. Revenue accrued but not collected at the date finance receivables and loans are placed on nonaccrual status is reversed and subsequently recognized only to the extent it is received in cash, until it qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectibility of loan principal, all cash received is applied to reduce the carrying value of such loans. Finance receivables and loans are restored to accrual status only when contractually current and the collection of future payments is reasonably assured.

Impaired Loans

Loans are considered impaired when we determine it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. Income recognition is consistent with that of nonaccrual loans discussed above. If the recorded investment in impaired loans exceeds the fair value, a valuation allowance is established as a component of the allowance for credit losses. In addition to commercial loans specifically identified for impairment, we have pools of loans that are collectively evaluated for impairment, as discussed within the allowance for credit losses accounting policy.

Allowance for Credit Losses

The allowance for credit losses is management’s estimate of incurred losses in the lending portfolios. Portions of the allowance for credit losses are specified to cover the estimated losses on commercial loans specifically identified for impairment in accordance with SFAS 114. The unspecified portion of the allowance for credit losses covers estimated losses on the homogeneous portfolios of finance receivables and loans collectively evaluated for impairment in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS 5). Amounts determined to be uncollectible are charged against the allowance for credit losses in our Consolidated Balance Sheet. Additionally, losses arising from the sale of repossessed assets, collateralizing automotive finance receivables, and loans are charged to the allowance for credit losses. Recoveries of previously charged-off amounts are credited at time of collection.

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

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

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

Securitizations and Other Off-balance Sheet Transactions

We securitize, sell, and service retail finance receivables, operating leases, wholesale loans, securities, and residential loans. Securitizations are accounted for either as sales and secured financings. Interests in the securitized and sold assets are generally retained in the form of interest-only strips, senior or subordinated interests, cash reserve accounts, and servicing rights. Our retained interests are generally subordinate to investors’ interests. The investors and the securitization trusts generally have no recourse to our other assets for failure of debtors to pay when due.

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

Gains or losses on securitizations and sales are reported in gain (loss) on mortgage and automotive sales, net in our Consolidated Statement of Income for retail finance receivables, wholesale loans, and residential loans. Declines in the fair value of retained interests below the carrying amount are reflected in other comprehensive income, a component of equity, or as investment income (loss) on our Consolidated Statement of Income, if declines are determined to be other than temporary or if the interests are classified as trading. Retained interest-only strips and senior and subordinated interests are generally included in available-for-sale investment securities or in trading investment securities, depending on management’s intent at the time of securitization. Cash reserve accounts related to securitizations are included in other assets on our Consolidated Balance Sheet.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

From time to time, loan modifications are performed within the guidelines established by the pooling and servicing agreements of our various securitization transactions. Over the course of the housing and credit crises, there have been various programs for loan modifications rolled out by various agencies or industry groups or special interest groups (e.g., American Securitization Forum (ASF) and the Federal Deposit Insurance Corporation (FDIC)) for various classes of mortgage loans. The SEC’s Office of the Chief Accountant (OCA) released a letter dated January 8, 2008, related to the first of these programs (issued by the ASF), which stated that when following that program the OCA would not object to continued status of the transferee as a qualifying special-purpose entity (QSPE). Pursuant to that letter, it is our position that following any of these loan modification programs will not impact the continued status of the transferee as a QSPE. Management intends to follow the pooling and servicing agreements or these special programs when modifying loans and to continue to comply with all other QSPE requirements under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140).

Investment in Operating Leases

Investment in operating leases is reported at cost, less accumulated depreciation and net of impairment charges and origination fees or costs. Income from operating lease assets, which includes lease origination fees net of lease origination costs, is recognized as operating lease revenue on a straight-line basis over the scheduled lease term. Depreciation of vehicles is generally provided on a straight-line basis to an estimated residual value over a period, consistent with the term of the underlying operating lease agreement. We evaluate our depreciation policy for leased vehicles on a regular basis.

We have significant investments in the residual values of assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts and are initially determined based on residual values established at contract inception by consulting independently published residual value guides. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and may make adjustments to the depreciation rates to the extent the expected value of the vehicle (including any residual support payments from GM) at lease termination changes. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary based on market considerations and portfolio characteristics. Impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying value of the asset. Certain triggering events necessitated an impairment review of the investment in operating leases of our Global Automotive Finance operations beginning in the second quarter of 2008. Refer to Note 8 for a discussion of the impairment charges recognized in 2008.

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

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

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

Goodwill and Other Intangibles

Goodwill and other intangible assets, net of accumulated amortization, are reported in other assets. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires us to define the reporting units and compare the fair value of each of these reporting units to the respective carrying value. The reporting units used for our 2006 testing represented our operating segments as disclosed in Note 24. During the third quarter of 2007, we reevaluated our reporting units and determined that our Insurance and ResCap operating segments have reporting units one level below the operating segment; therefore, goodwill should be evaluated at the lower level. Insurance has four reporting units based on product offerings, while ResCap’s reporting units are consistent with its reportable segments in its stand-alone financial statements. The primary factors considered for this change were how management operates, reports, and manages these segments. The fair value of the reporting units in our impairment test is determined based on various analyses, including discounted cash flow projections. If the carrying value is less than the fair value, no impairment exists, and the second step does not need to be completed. If the carrying value is higher than the fair value, there is an indication that impairment may exist, and a second step must be performed to compute the amount of the impairment, if any. SFAS 142 requires goodwill to be tested for impairment annually at the same time every year, and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our annual goodwill impairment assessment is concluded upon during the fourth quarter each year. A triggering event necessitated an impairment review during the fourth quarter of 2008 for our Insurance operations’ goodwill reporting units. Refer to Note 11 for a discussion of the related goodwill impairment charge.

Other intangible assets, which include customer lists, trademarks, and other identifiable intangible assets, are amortized on a straight-line basis over an estimated useful life of 3 to 15 years and are subject to impairment testing.

Impairment of Long-lived Assets

The carrying value of long-lived assets (including property and equipment and certain identifiable intangibles) are evaluated for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable from the estimated undiscounted future cash flows expected to result from their use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of their carrying amount to future net undiscounted cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No material impairment was recognized in 2008, 2007, or 2006. Refer to the previous section of this note titled Investment in Operating Leases for a discussion pertaining to impairments related to our investment in operating leases.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Property and Equipment

Property and equipment, stated at cost net of accumulated depreciation and amortization, are reported in other assets. Included in property and equipment are certain buildings, furniture and fixtures, leasehold improvements, company vehicles, IT hardware and software, and capitalized software costs. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which generally ranges from 3 to 30 years. Capitalized software is generally amortized on a straight-line basis over its useful life for a period not to exceed three years. Capitalized software that is not expected to provide substantive service potential or for which development costs significantly exceed the amount originally expected is considered impaired and written down to fair value. Software expenditures that are considered general, administrative, or of a maintenance nature are expensed as incurred.

Deferred Policy Acquisition Costs

Commissions, including compensation paid to producers of automotive service contracts and other costs of acquiring insurance that are primarily related to and vary with the production of business, are deferred and recorded in other assets. Deferred policy acquisition costs are amortized over the terms of the related policies and service contracts on the same basis as premiums and revenue are earned, except for direct response advertising costs, which are amortized over a three-year period based on the expected future benefit. We group costs incurred for acquiring like contracts and consider anticipated investment income in determining the recoverability of these costs.

Private Debt Exchange and Cash Tender Offers

In evaluating the accounting for the private debt exchange and cash tender offers (the Offers), management was required to make a determination as to whether the Offers should be accounted for as a troubled debt restructuring (TDR) or an extinguishment of GMAC and ResCap debt. In concluding on the accounting, management evaluated SFAS 15, Accounting by Creditors and Debtors in Troubled Debt Restructuring, EITF 02-4, Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15 (EITF 02-4), and EITF 96-19, Debtor’s Accounting for a Modification of a Loan (EITF 96-19). The relevant accounting guidance required us to determine whether the exchanges of debt instruments should be accounted for as a TDR. A TDR results when it is determined, evaluating six factors described in EITF 02-4 considered to be indictors of whether a debtor is experiencing financial difficulties, that the debtor is experiencing financial difficulties, and the creditors grant a concession; otherwise, such exchanges should be accounted for as an extinguishment or modification of debt. The assessment of this critical accounting estimate required management to apply a significant amount of judgment in evaluating the inputs, estimates, and internally generated forecast information to conclude on the accounting for the Offers.

In assessing whether GMAC was experiencing financial difficulties for the purpose of accounting for the Offers, management applied EITF 02-4. Our assessment considered internal analyses such as our short-term and long-term liquidity projections, net income forecasts, and run-off projections. These analyses were based upon our consolidated financial condition and our comprehensive ability to service both GMAC and ResCap obligations, and were based only on our current business capabilities and funding sources. In addition to our baseline projections, these analyses incorporated stressed scenarios reflecting continued deterioration of the credit markets, further GM financial distress, and significant curtailments of loan originations. Management assigned probability weights to each scenario to determine an overall risk-weighted projection of our ability to meet our consolidated obligations as they come due. These analyses indicated that we could service all GMAC and ResCap obligations as they came due in the normal course of business.

Our assessment also considered capital market perceptions of our financial condition, such as our credit agency ratings, market values for our debt, analysts’ reports, and public statements made by us and our stakeholders. Due to the rigor applied to our internal projections, management placed more weight on our internal projections and less weight on capital market expectations.

Based on this analysis and after the consideration of the applicable accounting guidance, management concluded the Offers were not deemed to be a TDR. As a result of this conclusion, the Offers were accounted for as an extinguishment of debt under EITF 96-19.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Applying extinguishment accounting, we recognized a gain at the time of the exchange for the difference between the carrying value of the exchanged notes and the fair value of the newly issued securities. In accordance with SFAS 157, Fair Value Measurements, guidance related to Level 3 fair value measures, we performed various analyses with regard to the valuation of the newly issued instruments. Level 3 fair value measures are valuations that are derived primarily from unobservable inputs and rely heavily on management assessments, assumptions, and judgments. In determining the fair value of the newly issued instruments, we performed an internal analysis using trading levels on the trade date, December 29, 2008, of existing GMAC unsecured debt, adjusted for the features of the new instruments. We also obtained bid-ask spreads from brokers attempting to make a market in the new instruments.

Based on the determined fair values, we recognized a pretax gain upon extinguishment of $11.5 billion and reflected the newly issued preferred shares at their fair value, which was estimated to be $234 million on December 29, 2008. The majority of costs associated with the Offers were deferred in the basis of the newly issued bonds. In the aggregate, the offers resulted in an $11.7 billion increase to our consolidated equity position.

Unearned Insurance Premiums and Service Revenue

Insurance premiums, net of premiums ceded to reinsurers, and service revenue are earned over the terms of the policies. The portion of premiums and service revenue written applicable to the unexpired terms of the policies is recorded as unearned insurance premiums or unearned service revenue. For extended service and maintenance contracts, premiums and service revenues are earned on a basis proportionate to the anticipated loss emergence. For other short duration contracts, premiums and unearned service revenue are earned on a pro rata basis.

Reserves for Insurance Losses and Loss Adjustment Expenses

Reserves for insurance losses and loss adjustment expenses are established for the unpaid cost of insured events that have occurred as of a point in time. More specifically, the reserves for insurance losses and loss adjustment expenses represent the accumulation of estimates for both reported losses and those incurred but not reported, including claims adjustment expenses relating to direct insurance and assumed reinsurance agreements. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred and netted against provision for insurance losses and loss adjustment expenses. Reserves are established for each business at the lowest meaningful level of homogeneous data. Since the reserves are based on estimates, the ultimate liability may vary from such estimates. The estimates are regularly reviewed and adjustments, which can potentially be significant, are included in earnings in the period in which they are deemed necessary.

Derivative Instruments and Hedging Activities

In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), all derivative financial instruments, whether designated for hedging relationships or not, are required to be recorded on the balance sheet as assets or liabilities, carried at fair value. At inception of a hedging relationship, we designate each qualifying derivative financial instrument as a hedge of the fair value of a specifically identified asset or liability (fair value hedge) or as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). We also use derivative financial instruments, which although acquired for risk management purposes, do not qualify for hedge accounting under GAAP. Changes in the fair value of derivative financial instruments that are designated and qualify as fair value hedges, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative financial instruments is recorded in accumulated other comprehensive income, a component of equity, and recognized in the income statement when the hedged cash flows affect earnings. Changes in the fair value of derivative financial instruments held for risk management purposes that do not meet the criteria to qualify as hedges under GAAP are reported in current period earnings. The ineffective portions of fair value and cash flow hedges are immediately recognized in earnings.

We formally document all relationships between hedging instruments and hedged items and our risk management objectives for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on our Consolidated Balance Sheet to specific firm commitments or the forecasted transactions. Both at the hedge’s inception and on an ongoing basis, we formally assess whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in fair values or cash flows of hedged items.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The hedge accounting treatment described herein is no longer applied if a derivative financial instrument is terminated or the hedge designation is removed or is assessed to be no longer highly effective. For these terminated fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the asset or liability and are recognized into income over the remaining life of the asset or liability. In 2007, we discontinued hedge accounting for mortgage loans held-for-sale. For terminated cash flow hedges, unless it is probable that the forecasted cash flows will not occur within a specified period, any changes in fair value of the derivative financial instrument previously recognized remain in other comprehensive income, a component of equity, and are reclassified into earnings in the same period that the hedged cash flows affect earnings.

Loan Commitments

We enter into commitments to make loans whereby the interest rate on the loan is set prior to funding (i.e., interest rate lock commitments). Interest rate lock commitments for loans to be originated or purchased for sale and for loans to be purchased and held-for-investment are derivative financial instruments carried at fair value in accordance with SFAS 133 and Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105). In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (SAB 109). SAB 109 superseded previous SEC guidance on written loan commitments and now requires expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Effective January 1, 2008, the expected net future cash flows related to the associated servicing of the loan are accounted for through earnings for all written loan commitments accounted at fair value. Servicing assets are recognized as distinct assets once they are contractually separated from the underlying loan by sale or securitization. Interest rate lock commitments are recorded at fair value with changes in value recognized in current period earnings. The determination of the change in fair value includes an estimate of the future MSR that will arise when the loan is sold or securitized. Additionally, Emerging Issues Task Force issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3) was rescinded by Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157); accordingly, we now recognize day-one gains on derivative interest rate lock commitments when applicable.

Income Taxes

Prior to November 30, 2006, we filed a consolidated U.S. federal income tax return with GM. The portion of the consolidated tax recorded by us and our subsidiaries included in the consolidated tax return generally was equivalent to the liability that we would have incurred on a separate return basis and was settled as GM’s tax payments became due.

During 2006, we and a number of our U.S. subsidiaries converted to limited liability companies (LLCs) and effective November 28, 2006, became pass-through entities for U.S. federal income tax purposes. Income taxes incurred by these converting entities have been provided through November 30, 2006, as required under the tax-sharing agreement between GM and GMAC. With a few minor exceptions, subsequent to November 30, 2006, U.S. federal, state, and local income taxes have not been provided for these entities as they have generally ceased to be taxable entities. Any related deferred taxes have been eliminated with respect to entities that have ceased to be taxable enterprises. Entity level taxes still apply for a small number of state and local tax jurisdictions along with foreign withholding taxes. Where an entity level or withholding tax applies, it has been provided for in the consolidated financial statements.

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

During 2008, we received approval to become a bank holding company. This change in status did not result in a change to our methodology for the accounting of current and deferred income taxes in either our pass-through or corporate entities.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Common Membership Interests

As of the date of this filing, we currently have authorized and outstanding common voting membership interests consisting of 216,719 Class A Membership Interests (Class A Interests) and 323,201 Class B Membership Interests (Class B Interests), which have equal rights and preferences in our assets and constitute all of the common voting interests of GMAC (Class A Interests and Class B Interests are collectively referred to as our Common Membership Interests). Currently, FIM Holdings owns all 216,719 Class A Interests (40.14% of total GMAC common voting interests) and GM, through a wholly owned subsidiary of GM, owns all 323,201 Class B Interests (59.86% of total GMAC common voting interests).

We further have authorized and outstanding 8,330 Class C Membership Interests (Class C Interests), which are deemed “profits interests” and not “capital interests,” as those terms are defined under applicable tax regulations, and are held directly by GMAC Management LLC, a wholly owned subsidiary of GMAC. Class C Interests were issued pursuant to the GMAC Management LLC Class C Membership Interest Plan, an incentive compensation plan. GMAC currently has no intention to issue further Class C Interests pursuant to such plan.

Our Common Membership Interests and Class C Interests are privately held. As such, there is no established trading market for these interests.

Preferred Membership Interests

Series D-1 and Series D-2 Preferred Membership Interests

On December 29, 2008, as part of the Automotive Industry Financing Program created under the Troubled Asset Relief Program (TARP) established by the U.S. Department of Treasury (the Treasury) under the Emergency Economic Stabilization Act of 2008 (the EESA), we entered into an agreement (the Purchase Agreement) with the Treasury pursuant to which we issued and sold to the Treasury (i) 5,000,000 units of GMAC’s Fixed Rate Cumulative Perpetual Preferred Membership Interests, Series D-1, having a capital amount of $1,000 per share (the Series D-1 Preferred Interests) and (ii) a ten-year warrant to purchase up to approximately 250,000 units of GMAC’s Fixed Rate Cumulative Perpetual Preferred Membership Interests, Series D-2 (the Warrant Interests), at an initial exercise price of $0.01 per unit (the Warrant), for an aggregate purchase price of $5.0 billion in cash (collectively, the TARP Preferred Interests). On December 29, 2008, the Treasury exercised the Warrant for 250,000 Warrant Interests for an aggregate exercise price of approximately $2,500.

Cumulative distributions on the Series D-1 Preferred Interests accrue at a rate of 8% per annum, on (i) the capital amount per unit of Series D-1 Preferred Interests and (ii) the amount of accrued and unpaid distributions for any prior distribution period on such Series D-1 Preferred Interests, if any. Distributions will be paid only if and when declared by GMAC’s Board of Managers. Declared distributions on the Series D-1 Preferred Interests will be payable quarterly, in arrears. The Series D-1 Preferred Interests has no maturity date and ranks senior to GMAC’s Common Membership Interests and Class C Interests (collectively, the Junior Membership Interests), and ranks equal with GMAC’s other preferred membership interests with respect to the payment of distributions and amounts payable upon liquidation, dissolution and winding-up of GMAC.

The Series D-1 Preferred Interests generally are nonvoting, other than class-voting on certain matters under certain circumstances, including, generally, the authorization of senior membership interests, the amendment of the Series D-1 Preferred Interests and any exchange, reclassification, merger and consolidation involving the Series D-1 Preferred Interests (other than a conversion of GMAC into a corporation). If distributions on the Series D-1 Preferred Interests have not been paid for an aggregate of six quarterly distribution periods or more, whether or not consecutive, GMAC’s authorized number of managers constituting its Board of Managers will be automatically increased by two, and the holders of the Series D-1 Preferred Interests will have the right to elect managers to fill such newly created manager positions. These two managers will serve until all accrued and unpaid distributions on the Series D-1 Preferred Interests have been paid in full.

After the date that is three years from the date of issuance of the Series D-1 Preferred Interests, GMAC may, at its option, redeem, in whole or in part, from time to time, the Series D-1 Preferred Interests then outstanding. Prior to this date, GMAC may redeem the Series D-1 Preferred Interests if (i) GMAC has raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in Amendment No. 6 to the LLC Agreement) of not less than $1.25 billion and (ii) the aggregate redemption price does not exceed the aggregate net cash proceeds from such Qualified Equity Offerings. Any redemption of the Series D-1 Preferred Interests shall be at a redemption price equal to (i) the capital amount per unit of Series D-1 Preferred Interests, plus (ii) any accrued and unpaid distributions. Holders of the Series D-1 Preferred Interests do

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

not have any right to require the redemption or repurchase of any shares of the Series D-1 Preferred Interests. Any redemption of the Series D-1 Preferred Interests is subject to the consent of the Board of Governors of the Federal Reserve System.

The Warrant Interests have the same rights, preferences, privileges, voting rights and other terms as the Series D-1 Preferred Interests, except that (i) the Warrant Interests receive distributions at a rate of 9% per annum and (ii) the Warrant Interests may not be redeemed until all of the Series D-1 Preferred Interests have been redeemed.

If approved by the GMAC Board of Managers, distributions on the Series D-1 Preferred Interests and the Warrant Interests are payable quarterly on February 15, May 15, August 15 and November 15 of each year.

Subject to certain exceptions, the Purchase Agreement generally prohibits GMAC and its subsidiaries from paying dividends or distributions on, or redeeming repurchasing or acquiring, their membership interests or other equity securities without the consent of the Treasury or, in the case of tax distributions on Junior Membership Interests, without the consent of the President’s Designee (as defined in H.R. 7321) unless GMAC has redeemed the Series D-1 Preferred Interests and Warrant Interests or Treasury has transferred all of the Series D-1 Preferred Interests and Warrant Interests to a third party. Exceptions to these restrictions include, among others, the ability to pay regular distributions on preferred membership interests that are otherwise permitted under the terms of the TARP Preferred Interests.

The Series D-1 Preferred Interests, the Warrant and the Warrant Interests were issued to the Treasury in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. GMAC has agreed to register the resale or secondary offering of the Series D-1 Preferred Interests and the units of Warrant Interests issued on the exercise of the Warrant no later than March 31, 2009.

Class E Preferred Membership Interests

On December 31, 2008, we completed private exchange offers and cash tender offers pursuant to which GMAC purchased and/or exchanged certain of its and its subsidiaries’ (including ResCap’s) outstanding notes (the Offers). In connection with the settlement of the Offers, GMAC issued 2,576,601 units of Class E Preferred Membership Interests (the Class E Interests) to Preferred Blocker Inc. (Blocker), a Delaware corporation and wholly owned nonconsolidated subsidiary of GMAC.

Blocker is entitled to receive from GMAC in respect of the Class E Interests, when, as and if declared by GMAC’s Board of Managers out of funds legally available for payment, cash distributions at the rate per annum of 11.86%. Distributions shall be payable quarterly on February 15, May 15, August 15, and November 15 of each year. Distributions not declared by GMAC’s Board of Managers will accumulate. On January 16, 2009, GMAC completed a $1.25 billion rights offering (the Rights Offering) pursuant to which GMAC issued additional common membership interests to FIM Holdings and a subsidiary of GM. Upon completion of the Rights Offering, the distribution rate on the Class E Interests was reduced from 15.25% per annum to 11.86% per annum. The Class E Interests are generally nonvoting, other than class-voting on certain matters under certain circumstances that are specifically related to the Class E Interests.

Pursuant to the terms of the Offers, Blocker then issued 2,576,601 units of new 9% Cumulative Perpetual Preferred Stock (the Blocker Preferred Stock). Holders of the Blocker Preferred Stock are entitled to receive from the Blocker, when, as and if declared by Blocker’s Board of Directors out of funds legally available for payment, cash dividends at a rate per annum equal to 7%. Upon completion of the Rights Offering, the interest rate on Blocker Preferred was reduced from 9% to 7%. Distributions are payable quarterly on February 15, May 15, August 15, and November 15 of each year, and are cumulative.

GM Preferred Membership Interests

We currently have authorized and outstanding 1,021,764 GM Preferred Membership Interests, all of which are held by GM Preferred Finance Co. Holdings Inc., a wholly owned subsidiary of GM. We are required to make distributions for each fiscal quarter with respect to the GM Preferred Interests if certain conditions are met. Distributions are made in cash on a pro rata basis no later than the tenth business day following the delivery of our quarterly and annual financial statements, and are paid at the rate of 10% per annum. Our Board of Managers is permitted to reduce any distribution to the extent required to avoid a reduction of the equity capital of GMAC below a minimum amount of equity capital equal to approximately $15.5 billion, which was our net book value as of November 30, 2006, as determined in accordance with GAAP. In addition,

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

our Board of Managers may suspend the payment of distributions with respect to any one or more fiscal quarters with majority members’ consent. Distributions not made do not accumulate.

Refer to Item 12 for further information regarding ownership of the foregoing common and preferred membership interests.

Recently Adopted Accounting Standards

SFAS No. 157 — On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a definition of fair value, establishes a framework for measuring fair value under GAAP, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value; therefore, it does not expand the use of fair value in any new circumstance. We adopted SFAS 157 on a prospective basis. SFAS 157 required retrospective adoption of the rescission of Emerging Issues Task Force Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3), and certain other guidance. The impact of adopting SFAS 157 and the rescission of EITF 02-3 on January 1, 2008, was an increase to beginning retained earnings through a cumulative effect of a change in accounting principle of approximately $23 million, related to the recognition of day-one gains on purchased mortgage servicing rights (MSRs) and certain residential loan commitments. Refer to Note 22 to the Consolidated Financial Statements for further detail.

SFAS No. 158 — In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), which amends SFAS No. 87, Employers’ Accounting for Pensions; SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits; SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; and SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. The asset or liability is the offset to accumulated other comprehensive income, consisting of previously unrecognized prior service costs and credits, actuarial gains or losses, and accumulated transition obligations and assets. SFAS 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. The standard provides two transition alternatives for companies to make the measurement-date provisions. During the year ended December 31, 2007, we adopted the recognition and disclosure elements of SFAS 158, which did not have a material effect on our consolidated financial position, results of operations, or cash flows. In addition, we adopted the measurement elements of SFAS 158 for the year ended December 31, 2008. The change in measurement date did not have a material impact on our consolidated financial condition or results of operations.

SFAS No. 159 — On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. We elected to measure at fair value certain financial assets and liabilities, including certain collateralized debt obligations and certain mortgage loans held-for-investment in financing securitization structures. The cumulative effect to beginning retained earnings was a decrease through a cumulative effect of a change in accounting principle of approximately $178 million on January 1, 2008. Refer to Note 22 to the Consolidated Financial Statements for further detail.

SFAS No. 162 — In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities (the Hierarchy). The Hierarchy within SFAS 162 is consistent with that previously defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of “Present Fairly in Conformity With Generally Accepted Accounting Principles” (SAS 69). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the AICPA’s Auditing section No. 411, The Meaning of “Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 did not have a material effect on the Consolidated Financial Statements because we utilize the guidance within SAS 69.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

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

FSP FAS 157-3 — In October 2008, we adopted FSP FAS 157-3, Determining Fair Value of a Financial Asset in a Market that is not Active (FSP FAS 157-3). This FSP applies to financial assets within the scope of all accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. This FSP clarifies the application of SFAS 157 in a market that is not active and provides key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adopting FSP FAS 157-3 did not have a material impact on our consolidated financial condition or results of operations.

FSP FAS 140-4 and FIN 46(R)-8 — On January 1, 2008, we adopted FSP FAS No. 140-4 and FIN No. 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities: An Amendment to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FSP FAS 140-4 and FIN 46(R)-8), to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities, to require public enterprises to provide additional disclosures about their involvement with VIEs. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is a sponsor that has a variable interest in a VIE and an enterprise that holds a significant variable interest in a QSPE but was not the transferor of financial assets to the QSPE. The disclosures are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and enterprise’s involvement with VIEs. FSP FAS 140-4 and FIN 46(R)-8 are effective for the first reporting period ending after December 15, 2008. Because this impacts the disclosure and not the accounting treatment for transferred financial assets and consolidation of VIES, the adoption of this FSP does not have an impact on our consolidated financial condition or results of operations.

FSP FAS No. 133-1 and FIN 45-4 — On January 1, 2008, we adopted FSP FAS No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP FAS 133-1 and FIN 45-4). FSP FAS 133-1 and FIN 45-4 amends SFAS 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of SFAS 161. FSP FAS 133-1 and FIN 45-4 is effective for annual and interim reporting periods ending after November 15, 2008. In addition, this FSP encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. Because this impacts the disclosure and not the accounting treatment for credit derivative instruments and other guarantees, the adoption of this FSP did not have an impact on our consolidated financial condition or results of operations.

FSP EITF 99-20-1 — In January 2009, we adopted FSP EITF 99-20-1, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20 (FSP EITF 99-20-1), to achieve a more consistent determination of whether an other-than-temporary impairment has occurred for debt securities classified as available-for-sale or held-to-maturity. This FSP amends Issue 99-20 to align the impairment guidance for beneficial interests with that of other investments analyzed for impairment under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investment is Debt and Equity Securities. This FSP shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The impact of adopting FSP EITF 99-20-1 did not have a material impact on our consolidated financial condition or results of operations.

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

SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160), which requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 will be effective for GMAC on January 1, 2009. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We do not believe the retrospective impacts of adoption will have a material effect on our consolidated financial condition or results of operations. New transactions will be assessed as they occur.

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

FSP FAS No. 140-3 — In February 2008, the FASB issued FSP FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3), which provides a consistent framework for the evaluation of a transfer of a financial asset and subsequent repurchase agreement entered into with the same counterparty. FSP FAS 140-3 provides guidelines that must be met in order for an initial transfer and subsequent repurchase agreement to not be considered linked for evaluation. If the transactions do not meet the specified criteria, they are required to be accounted for as one transaction. This FSP will be effective for GMAC on January 1, 2009, and will be applied prospectively to initial transfers and

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

repurchase financings for which the initial transfer is executed on or after adoption. We believe the impact of adopting FSP FAS 140-3 will not have a material effect on our consolidated financial condition or results of operations.

FSP FAS No. 142-3 — In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. We believe the impact of adopting FSP FAS 142-3 will not have a material effect on our consolidated financial condition or results of operations.

EITF Issue No. 08-5 — In September 2008, The Emerging Issues Task Force (EITF) issued EITF No. 08-5, Issuer’s Accounting for Liabilities at Fair Value with a Third-Party Credit Enhancement (EITF 08-5). EITF 08-5 states that the issuer of debt with a third-party credit enhancement that is inseparable from the debt instrument shall not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective on a prospective basis for periods ending after December 15, 2008. The impact of adopting EITF 08-5 is not expected to have a material impact on our consolidated financial condition or results of operations.

EITF Issue No. 08-6 — In November 2008, the Emerging Issues Task Force issued EITF No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6) that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. EITF 08-6 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. EITF 08-6 shall be applied prospectively with early application prohibited. The impact of adopting EITF 08-6 is not expected to have a material impact on our consolidated financial condition or results of operations.

FSP FAS 132(R)-1 — In December 2008, the FASB issued FSP FAS 132(R) -1, Employers’ Disclosures about Postretirement Benefit Plan Assets, to provide guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. This FSP provides objectives for the disclosure about the employer’s (1) investment policies and strategies, (2) categories of plan assets, (3) fair value measurements, and (4) significant concentrations of risk. This FSP is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. Earlier adoption is permitted. Because this impacts the disclosure and not the accounting treatment for benefit and other postretirement plans, adoption of this FSP will not have a material effect on our consolidated financial condition or results of operations.

2.	Insurance Premiums and Service Revenue Earned

The following table is a summary of insurance premiums and service revenue written and earned:

	2008		2007		2006
Year ended December 31, ($ in millions)	Written	Earned	Written	Earned	Written	Earned
Insurance premiums
Direct	$2,782	$2,846	$2,726	$2,810	$2,575	$2,733
Assumed	764	710	671	675	696	693

Gross insurance premiums	3,546	3,556	3,397	3,485	3,271	3,426
Ceded	(696)	(538)	(452)	(460)	(451)	(450)

Net insurance premiums	2,850	3,018	2,945	3,025	2,820	2,976
Service revenue	979	1,311	1,134	1,353	1,215	1,207

Insurance premiums and service revenue written and earned	$3,829	$4,329	$4,079	$4,378	$4,035	$4,183

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

3.	Other Income, Net of Losses

Details of other income, net of losses were as follows:

Year ended December 31, ($ in millions)	2008	2007	2006
Real estate services, net	$(62)	$218	$593
Interest and service fees on transactions with GM (a)	247	326	576
Interest on cash equivalents	237	449	489
Other interest revenue	413	581	536
Full-service leasing fees	403	332	280
Late charges and other administrative fees (b)	165	177	164
Mortgage processing fees and other mortgage (loss) income	(234)	96	193
Interest on restricted cash deposits	114	145	119
Real estate and other investments, net (c)	(496)	74	106
Insurance service fees	138	154	131
Factoring commissions	48	55	60
Specialty lending fees	41	39	57
Fair value adjustment on certain derivatives (d)	(99)	100	6
Changes in fair value for SFAS 159 elections, net (e)	(237)	—	—
Other	(77)	(14)	333

Total other income, net of losses	$601	$2,732	$3,643

(a)	Refer to Note 20 for a description of related party transactions.
(b)	Includes nonmortgage securitization fees.
(c)	During 2008 we recognized $765 million in losses related to an investment accounted for using the equity method. The losses included $195 million as an estimate of our share of the investee’s net loss and the impairment of our remaining investment interests of $570 million. As of December 31, 2008, we have no remaining balance in our investment, no further financial obligations, and have ceased equity method accounting. Furthermore, as the audited financial statements related to this investee are not yet available, and due to the fact that the ultimate finalization of the financial information will not have a further impact on our recognized losses, we are not providing summarized financial information.
(d)	Refer to Note 16 for a description of derivative instruments and hedging activities.
(e)	Refer to Note 22 for a description of SFAS 159 fair value option elections.

4.	Other Operating Expenses

Details of other operating expenses were as follows:

Year ended December 31, ($ in millions)	2008	2007	2006
Insurance commissions	$922	$947	$898
Technology and communications expense	646	655	573
Professional services	666	451	493
Advertising and marketing	215	282	363
Mortgage representation and warranty expense, net	294	256	66
Premises and equipment depreciation	170	196	253
Rent and storage	198	227	243
Full-service leasing vehicle maintenance costs	366	298	257
Lease and loan administration	155	208	222
Auto remarketing and repossession	305	220	288
Restructuring expenses	234	134	—
Operating lease disposal loss	388	27	29
Other	1,946	1,385	1,091

Total other operating expenses	$6,505	$5,286	$4,776

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

5.	Investment Securities

Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale and held-to-maturity securities were as follows:

December 31, ($ in millions)	2008				2007
	Cost	Gross unrealized		Fair value	Cost	Gross unrealized		Fair value
		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$389	$31	$—	$420	$1,687	$30	$(1)	$1,716
States and political subdivisions	876	31	(26)	881	695	23	(3)	715
Foreign government securities	887	25	—	912	795	7	(2)	800
Mortgage-backed securities:
Residential	191	4	(2)	193	230	1	—	231
Commercial	17	—	(2)	15	18	—	—	18
Asset-backed securities	823	—	(2)	821	1,412	1	(1)	1,412
Interest-only strips	2	4	—	6	11	7	—	18
Corporate debt securities	2,431	24	(165)	2,290	6,548	24	(84)	6,488
Other	440	4	—	444	1,532	4	(10)	1,526

Total debt securities (a)	6,056	123	(197)	5,982	12,928	97	(101)	12,924
Equity securities	525	79	(98)	506	475	185	(22)	638

Total available-for-sale securities	$6,581	$202	$(295)	$6,488	$13,403	$282	$(123)	$13,562

Held-to-maturity securities
Total held-to-maturity securities	$3	$—	$—	$3	$3	$—	$—	$3

(a)	In connection with certain borrowings and letters of credit relating to certain assumed reinsurance contracts, $154 million and $162 million of primarily U.S. Treasury securities were pledged as collateral as of December 31, 2008 and 2007, respectively.

We had other-than-temporary impairment write-downs of $223 million, $5 million, and $12 million for the years ended December 31, 2008, 2007, and 2006, respectively. Gross unrealized gains and losses on investment securities available-for-sale totaled $232 million and $67 million, respectively, as of December 31, 2006.

The fair value, unrealized gains (losses) and amount pledged as collateral for our portfolio of trading securities were as follows:

December 31, ($ in millions)	2008	2007
Trading securities
Fair value
U.S. Treasury Securities	$409	$257
Mortgage-backed securities
Residential	237	924
Commercial	7	6
Mortgage residual interests	274	686
Asset-backed securities	509	469
Interest-only strips	499	771
Principal-only strips	18	46
Debt and other	1	16

Total trading securities	$1,954	$3,175

Net unrealized losses (a)	$(2,037)	$(635)
Pledged as collateral	$908	$752

(a)	Unrealized gains and losses are included in investment income on a current period basis. Net unrealized gains totaled $118 million at December 31, 2006.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The maturity distribution of available-for-sale and held-to-maturity debt securities outstanding is summarized in the following table. Prepayments may cause actual maturities to differ from scheduled maturities.

	Available-for-sale		Held-to-maturity
December 31, 2008 ($ in millions)	Cost	Fair value	Cost	Fair value
Due in one year or less	$1,019	$1,021	$—	$—
Due after one year through five years	1,967	1,964	—	—
Due after five years through ten years	1,426	1,384	—	—
Due after ten years	678	646	—	—
Mortgage-backed securities and interests in securitization trusts	966	967	3	3

Total securities	$6,056	$5,982	$3	$3

The following table presents gross gains and losses realized upon the sales of available-for-sale securities.

Year ended December 31, ($ in millions)	2008	2007	2006
Gross realized gains (a)	$109	$253	$1,081
Gross realized losses	(238)	(65)	(76)

Net realized (losses) gains	$(129)	$188	$1,005

(a)	Gains realized in 2006 primarily relate to the rebalancing of the investment portfolio at our Insurance operations.

Certain available-for-sale securities were sold at a loss in 2008, 2007, and 2006 as a result of market conditions within these respective periods (e.g., a downgrade in the rating of a debt security). In the opinion of management, the gross unrealized losses in the table below are not considered to be other than temporarily impaired. Refer to Note 1 to the Consolidated Financial Statements for further information related to investment securities and our methodology for evaluating potential other-than-temporary impairment.

	2008				2007
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
($ in millions)
Available-for-sale securities:
Debt securities
U.S. Treasury and federal agencies	$7	$—	$1	$—	$130	$—	$212	$(1)
States and political subdivisions	251	(18)	56	(8)	78	(1)	31	(2)
Foreign government securities	36	—	19	—	290	(1)	51	(1)
Mortgage-backed securities	19	(2)	23	(2)	17	—	17	—
Asset-backed securities	13	(2)	18	—	—	—	185	(1)
Corporate debt securities	1,190	(144)	235	(21)	1,000	(13)	3,294	(71)
Other	1	—	4	—	519	(9)	53	(1)

Total temporarily impaired debt securities	1,517	(166)	356	(31)	2,034	(24)	3,843	(77)
Equity securities	249	(98)	4	—	125	(19)	9	(3)

Total available-for-sale securities	$1,766	$(264)	$360	$(31)	$2,159	$(43)	$3,852	$(80)

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

6.	Finance Receivables and Loans, and Loans Held-for-sale

The composition of finance receivables and loans outstanding was as follows:

	2008			2007
December 31, ($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer
Retail automotive	$16,281	$21,705	$37,986	$20,030	$25,576	$45,606
Residential mortgages (a)	21,319	4,658	25,977	34,839	7,324	42,163

Total consumer	37,600	26,363	63,963	54,869	32,900	87,769
Commercial
Automotive
Wholesale	16,035	8,094	24,129	14,689	8,272	22,961
Leasing and lease financing	211	634	845	296	930	1,226
Term loans to dealers and other	2,608	531	3,139	2,478	857	3,335
Commercial and industrial	4,884	1,157	6,041	6,431	2,313	8,744
Real estate construction and other	1,696	260	1,956	2,943	536	3,479

Total commercial	25,434	10,676	36,110	26,837	12,908	39,745

Total finance receivables and loans (b) (c)	$63,034	$37,039	$100,073	$81,706	$45,808	$127,514

(a)	Domestic residential mortgages include $1.9 billion at fair value as a result of election made under SFAS 159 as of December 31, 2008. Refer to Note 22 for additional information.
(b)	Net of unearned income of $3.4 billion and $4.0 billion at December 31, 2008 and 2007, respectively.
(c)	The aggregate unpaid principal balance of finance receivables and loans maturing in the next five years is as follows: $43,820 million in 2009; $10,989 million in 2010; $8,971 million in 2011; $7,289 million in 2012; $4,556 million in 2013, and $35,160 million in 2014 and thereafter. Prepayments and charge-offs may cause actual maturities to differ from scheduled maturities.

The composition of loans held-for-sale was as follows:

December 31, ($ in millions)	2008	2007
Consumer
Retail automotive	$3,805	$8,400
Residential mortgages	2,629	12,078

Total consumer	6,434	20,478
Commercial
Automotive wholesale	252	81
Commercial and industrial	1,233	—

Total commercial	1,485	81

Total loans held-for-sale	$7,919	$20,559

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The following table presents an analysis of the activity in the allowance for credit losses on finance receivables and loans.

Year ended December 31,	2008			2007			2006
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance at beginning of year	$2,141	$614	$2,755	$2,969	$607	$3,576	$2,652	$433	$3,085
Provision for credit losses	2,907	776	3,683	2,600	496	3,096	1,668	332	2,000
Charge-offs
Domestic	(1,714)	(478)	(2,192)	(1,956)	(442)	(2,398)	(1,436)	(139)	(1,575)
Foreign	(326)	(21)	(347)	(219)	(74)	(293)	(182)	(35)	(217)

Total charge-offs	(2,040)	(499)	(2,539)	(2,175)	(516)	(2,691)	(1,618)	(174)	(1,792)

Recoveries
Domestic	197	22	219	207	17	224	198	14	212
Foreign	67	4	71	67	7	74	47	3	50

Total recoveries	264	26	290	274	24	298	245	17	262

Net charge-offs	(1,776)	(473)	(2,249)	(1,901)	(492)	(2,393)	(1,373)	(157)	(1,530)
Reduction of allowance due adoption of SFAS 159	(489)	—	(489)	—	—	—	—	—	—
Reduction of allowance due to deconsolidation (a)	(127)	—	(127)	(1,540)	—	(1,540)	—	—	—
Impacts of foreign currency translation	(121)	(20)	(141)	13	3	16	19	(1)	18
Securitization activity	1	—	1	—	—	—	3	—	3

Allowance at end of year	$2,536	$897	$3,433	$2,141	$614	$2,755	$2,969	$607	$3,576

(a)	During both 2007 and 2008, ResCap completed the sale of residual cash flows related to a number of on-balance sheet securitizations. ResCap completed the approved actions necessary to cause the securitization trusts to satisfy the QSPE requirement of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The actions resulted in the deconsolidation of various securitization trusts.

The following table presents information about commercial finance receivables and loans specifically identified for impairment.

December 31, ($ in millions)	2008	2007
Impaired commercial finance receivables and loans (a)	$2,886	$741
Related allowance	703	348
Average balance of impaired loans during the year	1,600	1,066

(a)	Includes loans of $106 million and $20 million as of December 31, 2008 and 2007, respectively, that had no related allowance.

We have loans that were acquired in a transfer, which at acquisition had evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The carrying amount of these loans, included in the balance sheet amounts of finance receivables and loans, was as follows:

December 31, ($ in millions)	2008	2007	2006
Consumer finance receivables	$965	$1,641	$2,576
Allowance	(147)	(121)	(105)

Total carrying amount	$818	$1,520	$2,471

For loans acquired after December 31, 2005, AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, requires us to record revenue using an accretable yield method. The following table represents accretable yield activity:

Year ended December 31, ($ in millions)	2008	2007
Accretable yield at beginning of year	$98	$146
Additions	—	58
Accretion	(14)	(72)
Reclassification from nonaccretable difference	(71)	(6)
Disposals	(7)	(28)

Accretable yield at end of year	$6	$98

Loans acquired during each year for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

Year ended December 31, ($ in millions)	2008	2007
Contractually required payments receivable at acquisition — consumer	$157	$1,887
Cash flows expected to be collected at acquisition	154	968
Basis in acquired loans at acquisition	91	691

7.	Off-balance Sheet Securitizations

We sell pools of automotive and residential mortgage loans via securitization transactions that qualify for off-balance sheet treatment under GAAP. The purpose of these securitizations is to provide a permanent funding and exit for these assets. In executing the securitization transactions, we typically sell the pools to wholly owned special-purpose entities (SPEs), which then sell the loans to a separate, transaction-specific bankruptcy remote SPE (a securitization trust) for cash, MSRs, and, in some transactions, retained interests. The securitization trust issues and sell interests to investors that are collateralized by the secured loans and entitle the investors to specified cash flows generated from the securitized loans.

Each securitization is governed by various legal documents that limit and specify the activities of the securitization vehicle. The securitization vehicle is generally allowed to acquire the loans being sold to it, issue interests to investors to fund the acquisition of the loans, and enter into derivatives or other yield maintenance contracts to hedge or mitigate certain risks related to the asset pool or debt securities. Additionally, the securitization vehicle is required to service the assets it holds and the debt or interest it has issued. These functions are performed by a servicer appointed within the underlying legal documents. Servicing functions include, but are not limited to, collecting payments from borrowers, performing escrow functions, monitoring delinquencies, liquidating assets, investing funds until distribution, remitting payments to investors, and accounting for and reporting information to investors.

Generally, the assets initially transferred into the securitization vehicle are the sole funding source to the investors and the various other parties that perform services for the transaction, such as the servicer or the trustee. In certain transactions, a liquidity provider or facility may exist to provide temporary liquidity to the structure. The liquidity provider generally is reimbursed prior to other parties in subsequent distribution periods. Bond insurance may also exist to cover certain shortfalls

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

to certain investors. In certain securitizations, the servicer is required to advance scheduled principal and interest payments due on the pool, regardless of whether they have been received from the borrowers. The servicer is allowed to reimburse itself for these servicing advances. Lastly, certain securitization transactions may allow for the acquisition of additional loans subsequent to the initial loan. These loans will generally be funded by principal collections on other loans and/or the issuance of new interests, such as variable funding notes; we are often contractually required to invest in these new interests. Additionally, we provide certain guarantees, as discussed in Note 26.

As part of our securitizations, we typically retain servicing responsibilities and other retained interests. Accordingly, our servicing responsibilities result in continued involvement in the form of servicing the underlying asset (primary servicing) and/or servicing the bonds resulting from the securitization transactions (master servicing) through servicing platforms. As noted above, certain securitizations require the servicer to advance scheduled principal and interest payments due on the pool, regardless of whether they are received from borrowers. Accordingly, we are required to provide these servicing advances when applicable. In certain of our securitizations, it may be required to fund certain investor triggered put redemptions whereas we are allowed to reimburse ourselves by repurchasing loans at par. Typically, for retail automotive finance receivables where we are paid a fee, we have concluded that the fee represents adequate compensation as a servicer and, as such, no servicing asset or liability is recognized. Considering the short-term revolving nature of wholesale loans, no servicing asset or liability is recognized upon securitization of the loans. As of December 31, 2008, the weighted average basic servicing fees for our primary servicing activities were 100 basis points, 100 basis points, and 28 basis points of the outstanding principal balance for sold retail finance receivables, wholesale loans, and residential mortgage loans, respectively. Additionally, we retain the rights to cash flows remaining after the investors in most securitization trusts have received their contractual payments. In certain retail securitization transactions, retail receivables are sold on a servicing retained basis but with no servicing compensation and, as such, a servicing liability is established and reported in other liabilities. As of December 31, 2008 and 2007, servicing liabilities of $1 million and $9 million, respectively, were outstanding related to these retail automotive securitization transactions. Refer to Note 1 and Note 22 regarding the valuation of servicing rights.

We maintain cash reserve accounts at predetermined amounts for certain securitization activities in the event that deficiencies occur in cash flows owed to the investors. The amounts available in these cash reserve accounts related to securitizations of retail finance receivables, wholesale loans, and residential mortgage loans, totaled $136 million, $576 million, and $202 million, as of December 31, 2008, respectively, and $100 million, $756 million, and $277 million as of December 31, 2007, respectively.

The retained interests we may receive represents a continuing economic interest in the securitization. Retained interests include, but are not limited to, senior or subordinate mortgage- or asset-backed securities, interest-only strips, principal-only strips, and residuals. Certain of these retained interests provide credit enhancement to the securitization structure as they may absorb credit losses or other cash shortfalls. Additionally, the securitization documents may require cash flows to be directed away from certain of our retained interests due to specific over-collateralization requirements, which may or may not be performance driven. The value of any interests that continue to be held take into consideration the features of the securitization transaction and are generally subject to credit, prepayment, and/or interest rate risks on the transferred financial assets. Refer to Note 1 and Note 22 regarding the valuation of retained interests. We are typically not required to continue retaining these interests. In the past, we have sold certain of these retained interests when it best aligns to our economic or strategic plans.

The investors and/or securitization trusts have no recourse to us, with the exception of customary market representation and warranty repurchase provisions and in certain transactions, early payment default provisions. Representation and warranty repurchase provisions generally require us to repurchase loans to the extent it is subsequently determined that the loans were ineligible or were otherwise defective at the time of sale. Due to market conditions, early payment default provisions were included in certain securitization transactions, which require us to repurchase loans if the borrower is delinquent in making certain specific payments subsequent to the sale.

We hold certain conditional repurchase options that allow us to repurchase assets from the securitization. The majority of the securitizations provide us, as servicer, with a call option that allows us to repurchase the remaining assets or outstanding debt once the asset pool reaches a predefined level, which represents the point where servicing is burdensome compared to the

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

benefits of servicing. Such an option is referred to as a cleanup call. As servicer, we are allowed to exercise this option at our discretion anytime after the asset pool size falls below the predefined level. The repurchase price for the loans is typically par plus accrued interest. Additionally, we may hold other conditional repurchase options that allow for us to repurchase the asset if certain events, outside our control, are met. The typical conditional repurchase option is a delinquent loan repurchase option, which give us the option to purchase the loan if it exceeds a certain pre-specified delinquency level. We have complete discretion regarding when or if we will exercise these options, but generally we will do so when it is in our best interest to do so. We purchased $6 million and $262 million of assets under cleanup calls during the years ended December 31, 2008 and 2007, respectively. We purchased $2 million and $101 million of mortgage loans under delinquent loan repurchase options during the years ended December 31, 2008 and 2007, respectively.

As required under GAAP, the loans sold into securitization transactions are derecognized. The assets obtained from the securitization are reported as cash, retained interests, or servicing rights. We have elected fair value treatment for our existing mortgage servicing rights portfolio. Our retained interest portfolio is classified as trading or available-for-sale securities; therefore, the portfolio is carried at fair value with valuation adjustments reported through earnings or equity. The valuation adjustments related to trading securities are reported as investment income (loss) in our Consolidated Statement of Income. The valuation adjustments related to unrealized gains and losses of our available-for-sale securities are reported as a component of accumulated other comprehensive income in our Consolidated Balance Sheet. The realized gains and losses of our available-for-sale securities are reported as investment income (loss) in our Consolidated Income Statement, except for securitization trust income, which is reported as other income, net of losses. Liabilities incurred as part of the transaction, such as representation and warranties provisions or early payment default provisions, are recorded at fair value at the time of sale and are reported as accrued expenses and other liabilities on our Consolidated Balance Sheet. Upon the sale of the loans, a gain or loss on sale is recognized for the difference between the assets recognized, the assets derecognized, and the liabilities recognized as part of the transaction.

The following summarizes the type and amount of loans held by the securitization trusts in transactions that qualified for off-balance sheet treatment:

December 31, ($ in billions)	2008	2007
Securitization
Retail finance receivables	$13.3	$15.6
Wholesale loans	12.5	18.4
Mortgage loans (a)	126.2	138.3

Total off-balance sheet activities	$152.0	$172.3

(a)	Excludes $887 million of loans held by securitization trusts that we have the option to repurchase under EITF Issue No. 02-9, Accounting for Changes that Result in a Transferor Regaining Control of Financial Assets Sold, as they are included in consumer finance receivable and loans.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Key economic assumptions used in measuring the estimated fair value of retained interests of sales completed during 2008, 2007, and 2006, as of the dates of those sales, were as follows:

Year ended December 31,	Retail finance receivables (a)	ResCap (b)
2008
Key assumptions (c):
Annual prepayment speed (d)	1.2-1.4%	1.9-30.0%
Weighted average life (in years)	1.9-2.0	2.4-9.1
Expected credit losses	1.6-2.5%	0.0-3.5%
Discount rate	22.0-25.0%	2.8-25.0%

2007
Key assumptions (c):
Annual prepayment speed (d)	1.2-1.4%	0.6-43.4%
Weighted average life (in years)	1.8-1.9	1.1-14.0
Expected credit losses	1.5-2.1%	0.0-14.5%
Discount rate	16.0-20.0%	4.3-32.6%

2006
Key assumptions (c):
Annual prepayment speed (d)	0.9-1.7%	0.0-90.0%
Weighted average life (in years)	1.5-1.8	1.1-10.5
Expected credit losses	0.4-0.9%	0.0-18.3%
Discount rate	9.5-16.0%	7.0-25.0%

(a)	The fair value of retained interests in wholesale securitizations approximates carrying value because of the short-term and floating-rate nature of wholesale loans.
(b)	Included within residential mortgage loans are home equity loans and lines, high loan-to-value loans, and residential first and second mortgage loans.
(c)	The assumptions used to measure the expected yield on variable-rate retained interests are based on a benchmark interest rate yield curve plus a contractual spread, as appropriate. The actual yield curve utilized varies depending on the specific retained interests.
(d)	Based on the weighted average maturity (WAM) for finance receivables and constant prepayment rate (CPR) for mortgage loans.

The following table summarizes pretax gains on securitizations and certain cash flows received from and paid to securitization trusts for transfers of finance receivables and loans completed during 2008.

	2008
Year ended December 31, ($ in millions)	Retail finance receivables	Wholesale loans	ResCap
Pretax (losses) gains on securitizations	$(68)	$269	$(161)
Cash inflows:
Proceeds from new securitizations	4,916	—	2,333
Servicing fees received	165	117	385
Other cash flows received on retained interests	301	505	193
Proceeds from collections reinvested in revolving securitizations	—	57,022	—
Repayments of servicing advances	65	—	1,145
Cash outflows:
Servicing advances	(72)	—	(1,195)
Purchase obligations and options:
Representations and warranties obligations	—	—	(160)
Administrator or servicer actions	(62)	—	—
Asset performance conditional calls	—	—	(2)
Cleanup calls	(6)	—	—

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The following table summarizes pretax gains on securitizations and certain cash flows received from and paid to securitization trusts for transfers of finance receivables and loans completed during 2007 and 2006.

	2007			2006
Year ended December 31, ($ in millions)	Retail finance receivables	Wholesale loans	ResCap	Retail finance receivables	Wholesale loans	ResCap
Pretax gains (losses) on securitizations	$141	$511	$45	$(51)	$601	$825
Cash inflows:
Proceeds from new securitizations	11,440	1,318	35,861	6,302	—	65,687
Servicing fees received	96	157	545	65	181	480
Other cash flows received on retained interests	284	522	401	232	140	587
Proceeds from collections reinvested in revolving securitizations	—	87,985	122	—	96,969	—
Repayments of servicing advances	79	—	987	46	—	1,199
Cash outflows:
Servicing advances	(90)	—	(1,023)	(51)	—	(1,265)
Purchase obligations and options:
Mortgage loans under conditional call option	—	—	(147)	—	—	(20)
Representations and warranties obligations	—	—	(457)	—	—	(94)
Administrator or servicer actions	(39)	—	(54)	(27)	—	(60)
Asset performance conditional calls	—	—	(101)	—	—	(14)
Cleanup calls	(8)	—	(254)	(242)	—	(1,055)

The following table summarizes the key economic assumptions and the sensitivity of the fair value of retained interests at December 31, 2008 and 2007, to immediate 10% and 20% adverse changes in those assumptions.

	2008		2007

Year ended December 31, ($ in millions)	Retail finance receivables (a)	ResCap	Retail finance receivables	ResCap
Carrying value/fair value of retained interests	$897	$369	$1,097	$912
Weighted average life (in years)	0.0-1.5	0.9-10.4	0.0-1.7	1.5-35.5
Annual prepayment rate	0.6-1.1%WAM	0.1-85.5%CPR	0.6-1.3%WAM	0.0-60.7%CPR
Impact of 10% adverse change	$(5)	$(10)	$(5)	$(26)
Impact of 20% adverse change	(9)	(21)	(10)	(49)

Loss assumption	0.2-3.4% (b)	0.0-59.0%	0.3-2.3 (b)	0.0-38.0%
Impact of 10% adverse change	$(23)	$(9)	$(17)	$(47)
Impact of 20% adverse change	(46)	(16)	(33)	(86)

Discount rate	9.5-33.0%	(1.3)-125.3%	6.7-25.0%	4.4-33.9%
Impact of 10% adverse change	$(42)	$(16)	$(29)	$(40)
Impact of 20% adverse change	(81)	(30)	(57)	(76)

Market rate	(c)	(c)	(c)	(c)
Impact of 10% adverse change	$—	$(2)	$(2)	$(13)
Impact of 20% adverse change	—	(3)	(4)	(23)

(a)	The fair value of retained interests in wholesale securitizations approximates carrying value of $710 million (inclusive of a $34 million valuation allowance) because of the short-term and floating-rate nature of wholesale receivables.
(b)	Net of a reserve for expected credit losses totaling $8 million and $9 million at December 31, 2008 and 2007, respectively. These amounts are included in the fair value of the retained interests, which are classified as investment securities.
(c)	Forward benchmark interest rate yield curve plus contractual spread.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities. Additionally, we utilize derivative instruments to mitigate interest rate and prepayment risks associated with certain of the retained interests; the effects of these hedge strategies have not been considered herein.

Expected static pool net credit losses include actual incurred losses plus projected net credit losses divided by the original balance of the outstandings comprising the securitization pool. The following table displays the expected static pool net credit losses on our securitization transactions.

December 31, (a)	2008	2007	2006
Retail automotive	1.9%	1.1%	0.6%
Residential mortgage	0.0-59.0%	0.0-38.0%	0.0-12.8%

(a)	Static pool losses not applicable to wholesale finance receivable securitizations because of their short-term nature.

The following table presents components of securitized financial assets and other assets managed, along with quantitative information about delinquencies and net credit losses.

	Total finance receivables and loans		Amount 60 days or more past due		Net credit losses
December 31, ($ in millions)	2008	2007	2008	2007	2008	2007
Retail automotive	$55,884	$68,382	$1,060	$654	$1,034	$672
Residential mortgage	154,841	192,579	13,266	12,360	5,247	4,302

Total consumer	210,725	260,961	14,326	13,014	6,281	4,974

Wholesale	35,205	40,820	157	54	10	2
Other automotive and commercial	11,981	16,864	1,303	580	417	388

Total commercial	47,186	57,684	1,460	634	427	390

Total managed portfolio (a)	257,911	318,645	$15,786	$13,648	$6,708	$5,364

Securitized finance receivables and loans	(149,919)	(170,572)
Loans held-for-sale (unpaid principal)	(7,919)	(20,559)

Total finance receivables and loans	$100,073	$127,514

(a)	Managed portfolio represents finance receivables and loans on the balance sheet or that have been securitized, excluding securitized finance receivables and loans that we continue to service but have no other continuing involvement (i.e., in which we retain an interest or risk of loss in the underlying receivables).

8.	Investment in Operating Leases

Investments in operating leases were as follows:

December 31, ($ in millions)	2008	2007
Vehicles and other equipment, after impairment	$35,625	$40,410
Accumulated depreciation	(9,235)	(8,062)

Investment in operating leases, net	$26,390	$32,348

The future lease nonresidual rental payments due from customers for equipment on operating leases at December 31, 2008, totaled $11,841 million and are due as follows: $6,149 million in 2009, $3,901 million in 2010, $1,530 million in 2011, $237 million in 2012, and $24 million in 2013 and after.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Our investments in operating lease assets represents the expected future cash flows we expect to realize under the operating leases and includes both customer payments and the expected residual value upon remarketing the vehicle at the end of the lease. As described in Note 20, GM may sponsor residual support programs that result in the contractual residual value being in excess of our standard residual value. GM reimburses us if remarketing sales proceeds are less than the customer’s contract residual value limited to our standard residual value. In addition to residual support programs, GM also participates in a risk-sharing arrangement whereby GM shares equally in residual losses to the extent that remarketing proceeds are below our standard residual rates (limited to a floor). In connection with the sale of 51% ownership interest in GMAC, GM settled its estimated liabilities with respect to residual support and risk sharing on a portion of our operating lease portfolio. Based on the December 31, 2008, outstanding U.S. operating lease portfolio, the maximum amount that could be paid by GM under the residual support programs and the risk-sharing arrangement is approximately $1.4 billion and $1.7 billion, respectively, as more fully discussed in Note 20.

We evaluate the carrying value of our operating lease assets and test for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), when events or circumstances necessitate the evaluation. Generally, impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying value of the asset.

In light of significant declines in used vehicle prices during 2008 in the United States, Canada, and several international markets, we concluded certain triggering events occurred during the year ended December 31, 2008, requiring an evaluation of certain operating lease assets within our Global Automotive Finance operations for recoverability. We grouped these operating lease assets at the lowest level that we could reasonably estimate the identifiable cash flows. In assessing for recoverability, we compared our estimates of future cash flows related to these lease assets to their corresponding carrying values. We considered all of the expected cash flows, including customer payments, the expected residual value upon remarketing the vehicle at lease termination, and any payments from GM under residual risk-sharing agreements. To the extent these undiscounted cash flows were less than their respective carrying values, we discounted the cash flows to arrive at an estimated fair value. As a result of this evaluation, during the year ended December 31, 2008, we reduced our carrying values to equal the estimated fair values and realized impairment charges of $1,234 million. Impairments recognized by our North American Automotive Finance operations consisted of $808 million related to sport-utility vehicles and trucks in the United States and Canada and $384 million related to the car portfolio in the United States. The impairment recognized by our International Automotive Finance operations totaled $42 million and related to the full-service leasing portfolio.

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

Imbedded in our residual value projections are estimates of projected recoveries from GM relative to residual support and risk-sharing agreements. No adjustment to these estimates has been made with respect to the collectibility of the projected recoveries from GM. To the extent an allowance would have been included in the estimate of projected recoveries from GM, lease impairments and depreciation rates could have been higher and the stated value of lease assets could have been lower. As of December 31, 2008, expected residual values included estimates of payments from GM of approximately $1.8 billion related to residual support and risk-sharing agreements. To the extent GM is not able to fully honor its obligations relative to these agreements, our depreciation expense and remarketing performance would be negatively impacted.

9.	Mortgage Servicing Rights

We define our classes of mortgage servicing rights (MSRs) based on both the availability of market inputs and the manner in which we manage our risks of our servicing assets and liabilities. Sufficient market inputs exist to determine the fair value of our recognized servicing assets and servicing liabilities.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The following table summarizes activity related to MSRs carried at fair value.

($ in millions)	2008	2007
Estimated fair value at January 1,	$4,703	$4,930
Additions obtained from sales of financial assets	1,182	1,597
Additions from purchases of servicing rights	—	3
Subtractions from sales of servicing assets	(797)	(564)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(1,401)	(687)
Recognized day-one gains on previously purchased MSRs upon adoption of SFAS 157 (a)	11	—
Other changes in fair value (b)	(849)	(572)
Other changes that affect the balance	(1)	(4)

Estimated fair value at December 31,	$2,848	$4,703

(a)	Refer to Note 20 for additional information.
(b)	During the year ended December 31, 2008, ResCap’s international operations recognized a $16 million valuation write-down to the servicing assets included in the figure above. The write-down was related to servicer obligations contingent upon actions taken by bondholders during securitization. As the servicer obligation is within the underlying servicing contracts, this loss was reflected as a write-down to the servicing assets. Also included in the balance are foreign currency adjustments and the extinguishment of mortgage servicing rights related to the exercise of clean-up calls of certain securitization transactions.

Changes in fair value, due to changes in valuation inputs or assumptions used in the valuation models, include all changes due to a revaluation by a model or by a benchmarking exercise. This line item also includes changes in fair value due to a change in valuation assumptions and/or model calculations. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic run-off of the portfolio, foreign currency adjustments, and the extinguishment of mortgage servicing rights related to clean-up calls of securitization transactions.

The key economic assumptions and sensitivity of the current fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions are as follows:

December 31, ($ in millions)	2008	2007
Range of prepayment speeds (constant prepayment rate)	0.7-46.5%	0.0-49.1%
Impact on fair value of 10% adverse change	$(239)	$(265)
Impact on fair value of 20% adverse change	(449)	(501)
Range of discount rates	2.7-130.3%	5.0-29.0%
Impact on fair value of 10% adverse change	$(32)	$(66)
Impact on fair value of 20% adverse change	(62)	(120)

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

The primary risk relating to MSRs is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher than expected prepayments, which could reduce the value of the mortgage servicing rights. We economically hedge the income statement impact of these risks with both derivative and nonderivative financial instruments. These instruments include interest rate swaps, caps and floors, options to purchase these items, futures, and forward contracts and/or purchasing or selling U.S. Treasury and principal-only securities. At December 31, 2008, the fair value of derivative financial instruments and nonderivative financial instruments used to mitigate these risks amounted to $977 million and $0 million, respectively. At December 31, 2007, the fair value of derivative financial instruments and

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

nonderivative financial instruments used to mitigate these risks amounted to $900 million and $257 million, respectively. The change in the fair value of the derivative financial instruments amounted to gains of $2 billion and $716 million for the years ended December 31, 2008 and 2007, respectively, and is included in servicing asset valuation and hedge activities, net in our Consolidated Statement of Income.

The components of mortgage servicing fees were as follows:

Year ended December 31, ($ in millions)	2008	2007
Contractual servicing fees, net of guarantee fees and including subservicing	$1,231	$1,517
Late fees	113	164
Ancillary fees	144	110

Total	$1,488	$1,791

We pledged MSRs of $2.6 billion and $2.7 billion as collateral for borrowings at December 31, 2008 and 2007, respectively.

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

During the third quarter of 2008, ResCap’s consolidated tangible net worth, as defined, fell below $1.0 billion, giving Fannie Mae the right to pursue certain remedies under the master agreement and contract between GMAC Mortgage, LLC, its consolidated subsidiary, and Fannie Mae. ResCap reached an agreement with Fannie Mae to provide Fannie Mae with collateral valued at $200 million, in addition to $100 million previously provided, and agreed to sell and transfer the servicing on mortgage loans having an unpaid principal balance of approximately $12.6 billion, or approximately 9% of the total principal balance of loans ResCap services for Fannie Mae. In return for these actions, Fannie Mae agreed to forbear, until January 31, 2009, from exercising contractual remedies otherwise available to them due to the decline in ResCap’s consolidated tangible net worth, as defined. On January 29, 2009, Fannie Mae extended the forbearance period to March 31, 2009. These remedies could include, among other things, a reduction in the ability to sell loans to Fannie Mae, a reduction in the capacity to service loans for Fannie Mae, or could require ResCap to transfer the servicing it performs for Fannie Mae. Management believes that selling the servicing related to the loans described above will have an incremental positive impact on ResCap’s liquidity and overall cost of servicing, since it will no longer be required to advance delinquent payments on those loans. Meeting Fannie Mae’s collateral request had a negative impact on ResCap’s liquidity. If Fannie Mae deems ResCap’s consolidated tangible net worth, as defined, to be inadequate following the expiration of the forbearance period referred to above, and if Fannie Mae then determines to exercise their contractual remedies as described above, it would adversely affect ResCap’s profitability and financial condition.

Also during the fourth quarter of 2008, GMAC Mortgage LLC, a subsidiary of ResCap, received notice from Fannie Mae that it was in breach of the servicer rating requirement as set forth in the master agreement and contract between Fannie Mae and GMAC Mortgage, LLC. As a result of this breach, Fannie Mae is entitled to exercise certain rights and remedies as permitted by its contract with GMAC Mortgage, LLC. Fannie Mae is taking no immediate action as a result of this breach of the servicer rating requirement and is granting a temporary waiver of this requirement for the period from the date of notification, December 22, 2008, up to and including March 31, 2009, subject, however, to enhanced servicing reviews by Fannie Mae and Fannie Mae’s determination that GMAC Mortgage, LLC continues to provide satisfactory servicing performance. On March 31, 2009, the waiver will expire and GMAC Mortgage, LLC will be required to be in compliance with the servicer rating requirement.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

10.	Premiums and Other Insurance Receivables

Premiums and other insurance receivables consisted of the following:

December 31, ($ in millions)	2008	2007
Prepaid reinsurance premiums	$511	$364
Reinsurance recoverable on unpaid losses	1,660	893
Reinsurance recoverable on paid losses	126	52
Premiums receivable (a)	698	721

Total premiums and other insurance receivables	$2,995	$2,030

(a)	Net of an $18 million and $9 million allowance for uncollectible premiums receivables at December 31, 2008 and 2007, respectively.

11.	Other Assets

Other assets consisted of:

December 31, ($ in millions)	2008	2007
Property and equipment at cost	$1,535	$1,759
Accumulated depreciation	(1,104)	(1,200)

Net property and equipment	431	559
Fair value of derivative contracts in receivable position	5,014	5,677
Cash reserve deposits held-for-securitization trusts (a)	3,160	3,350
Restricted cash collections for securitization trusts (b)	3,143	2,397
Servicer advances	2,126	1,847
Restricted cash and cash equivalents	2,014	527
Deferred policy acquisition cost	1,512	1,702
Goodwill	1,357	1,496
Repossessed and foreclosed assets, net, at lower of cost or fair value	916	1,347
Debt issuance costs	788	601
Real estate and other investments (c)	642	2,237
Accrued interest and rent receivable	591	881
Investment in used vehicles held-for-sale, at lower of cost or fair value	574	792
Intangible assets, net of accumulated amortization (d)	60	93
Securities lending (e)	—	856
Subordinated note receivable	—	250
Other assets	5,105	3,643

Total other assets	$27,433	$28,255

(a)	Represents credit enhancement in the form of cash reserves for various securitization transactions we have executed.
(b)	Represents cash collection from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.
(c)	Includes residential real estate investments of $189 million and $1.1 billion and related accumulated depreciation of $2 million and $16 million for years ended December 31, 2008 and 2007, respectively.
(d)	Aggregate amortization expense on intangible assets was $24 million and $18 million for the years ended December 31, 2008 and 2007, respectively. Amortization expense is expected to average $9 million per year over the next five fiscal years.
(e)	During the three months ended June 30, 2008, our Insurance operations ceased securities-lending activities within its investment portfolio.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The changes in the carrying amounts of goodwill for the periods shown were as follows:

($ in millions)	North American Automotive Finance operations	International Automotive Finance operations	ResCap	Insurance	Other	Total
Goodwill at December 31, 2006	$14	$523	$471	$819	$—	$1,827
Goodwill acquired	—	—	—	134	—	134
Impairment losses (a)	—	—	(455)	—	—	(455)
Other	—	—	(2)	—	2	—
Foreign currency translation effect	—	4	(14)	—	—	(10)

Goodwill at December 31, 2007	$14	$527	$—	$953	$2	$1,496
Impairment losses (b)	(14)	—	—	(42)	(2)	(58)
Foreign currency translation effect	—	(37)	—	(44)	—	(81)

Goodwill at December 31, 2008	$—	$490	$—	$867	$—	$1,357

(a)	During the three months ended September 30, 2007, we initiated an evaluation of goodwill of ResCap for potential impairment in accordance with SFAS 142, Goodwill and Other Intangible Assets (SFAS 142). This interim test was initiated in light of deteriorating conditions in the residential and home building markets, including significant changes in the mortgage secondary market, tightening underwriting guidelines, reducing product offerings, and recent credit downgrades of ResCap’s unsecured debt obligations. These factors had a significant impact on our view of ResCap’s future expected asset levels and growth rate assumptions. Consistent with prior assessments, the fair value of the ResCap business was determined using an internally developed discounted cash flow methodology. In addition, we took into consideration other relevant indicators of value available in the marketplace such as recent market transactions and trading values of all ResCap goodwill exceeded its fair value, resulting in an impairment loss of $455 million in 2007.
(b)	During the three months ended December 31, 2008, our Insurance operations initiated an evaluation of goodwill for potential impairment in accordance with SFAS 142, which was in addition to our annual impairment evaluation. This test was initiated in light of a more-than-likely expectation that one of its reporting units or a significant portion of one of its reporting units will be sold. The fair value was determined using an offer provided by a willing purchaser. Based upon the preliminary results of the assessment, our Insurance operations concluded that the carrying value of one of its reporting units exceeded its fair value, resulting in an impairment loss of $42 million during the year ended December 31, 2008.

12.	Debt

December 31, ($ in millions)	Weighted average interest rates (a)		2008			2007
	2008	2007	Unsecured	Secured	Total	Unsecured	Secured	Total
Short-term debt
Commercial paper			$146	$—	$146	$1,439	$—	$1,439
Demand notes			1,342	—	1,342	6,584	—	6,584
Bank loans and overdrafts			2,963	—	2,963	7,182	—	7,182
Repurchase agreements and other (b)			657	5,278	5,935	678	17,923	18,601

Total short-term debt	6.5%	6.6%	5,108	5,278	10,386	15,883	17,923	33,806
Long-term debt
Due within one year	4.8%	6.1%	10,279	18,858	29,137	17,661	19,868	37,529
Due after one year	5.8%	6.3%	37,101	48,972	86,073	68,224	53,018	121,242

Total long-term debt (c)	5.6%	6.3%	47,380	67,830	115,210	85,885	72,886	158,771
Fair value adjustment (d)			725	—	725	571	—	571

Total debt			$53,213	$73,108	$126,321	$102,339	$90,809	$193,148

(a)	The weighted average interest rates include the effects of derivative financial instruments designated as hedges of debt.
(b)	Repurchase agreements consist of secured financing arrangements with third parties at ResCap. Other primarily includes nonbank secured borrowings and notes payable to GM. Refer to Note 20 for further details.
(c)	Secured long-term debt includes $1.9 billion at fair value as a result of election made under SFAS 159. Refer to Note 22 for additional information.
(d)	To adjust fixed-rate debt designated as a hedge item in accordance with SFAS 133.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The following table presents the scheduled maturity of long-term debt at December 31, 2008, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	Unsecured (a)	Secured (b)	Total
2009	$11,768	$18,858	$30,626
2010	7,320	21,072	28,392
2011	10,051	13,571	23,622
2012	5,093	2,696	7,789
2013	1,939	3,414	5,353
2014 and thereafter	16,710	4,467	21,177
Original issue discount (c)	(5,501)	—	(5,501)

Long-term debt (d)	47,380	64,078	111,458
Collateralized borrowings in securitization trusts (e)	—	3,752	3,752

Total long-term debt	$47,380	$67,830	$115,210

(a)	Scheduled maturities of ResCap unsecured long-term debt are as follows: $530 million in 2009; $1,289 million in 2010; $209 million in 2011; $347 million in 2012; $539 million in 2013; and $216 million in 2014 and thereafter. These maturities exclude ResCap debt held by GMAC.
(b)	Scheduled maturities of ResCap secured long-term debt are as follows: $597 million in 2009; $2,115 million in 2010; $878 million in 2011; $1,873 million in 2012; $3,129 million in 2013; and $4,467 million in 2014 and thereafter. These maturities exclude ResCap debt held by GMAC.
(c)	Scheduled amortization of original issue discount is as follows: $1,489 million in 2009; $1,262 million in 2010; $981 million in 2011; $336 million in 2012; $249 million in 2013; and $1,184 million in 2014 and thereafter.
(d)	Debt issues totaling $14,565 million are redeemable at or above par, at our option anytime before the scheduled maturity dates, the latest of which is November 2049.
(e)	Collateralized borrowings in securitization trust represents mortgage lending-related debt that is repaid upon the principal payments of underlying assets.

To achieve the desired balance between fixed and variable-rate debt, we utilize interest rate swap and interest rate cap agreements. The use of these derivative financial instruments had the effect of synthetically converting $20.7 billion of our $69.6 billion of fixed-rate debt into variable-rate obligations and $19.3 billion of our $61.5 billion of variable-rate debt into fixed-rate obligations at December 31, 2008. In addition, certain of our debt obligations are denominated in currencies other than the currency of the issuing country. Foreign currency swap agreements are used to hedge exposure to changes in the exchange rates of these obligations.

In June 2008, we entered into a new secured revolving credit facility with capacity of $11.4 billion. This facility is secured by U.S. and Canadian automotive finance assets, and the borrowers under the facility are structured as bankruptcy-remote special-purpose entities. Capacity under this facility declines to $7.9 billion after two years and ultimately matures in June 2011.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

This facility includes a leverage ratio covenant that requires our reporting segments, excluding the ResCap reporting segment, to have a ratio of consolidated borrowed funds to consolidated net worth not to exceed 11.0:1. For purposes of this calculation, the numerator is our total debt on a consolidated basis (excluding obligations of bankruptcy-remote special-purpose entities), less the total debt of the ResCap reporting segment in our consolidated balance sheet (excluding obligations of bankruptcy-remote special-purpose entities). The denominator is our consolidated net worth less ResCap’s consolidated net worth and certain extensions of credit from us to ResCap. As of December 31, 2008, the leverage ratio was 2.8:1. The following table summarizes the calculation of the leverage ratio covenant.

December 31, 2008 ($ in millions)	GMAC LLC	Less: ResCap	Adjusted leverage metrics
Consolidated borrowed funds:
Total debt	$126,321	$30,576	$95,745
Less:
Obligations of bankruptcy-remote SPEs	(54,876)	(3,753)	(51,123)
Intersegment eliminations	—	(7,440)	7,440

Consolidated borrowed funds used for leverage ratio	$71,445	$19,383	$52,062

Consolidated net worth:
Total equity	$21,854	$2,187	$19,667
Less:
Intersegment credit extensions	(866)	—	(866)

Consolidated net worth used for leverage ratio	$20,988	$2,187	$18,801

Leverage ratio (a)			2.8

(a)	We remain subject to a leverage ratio as previously calculated prior to the formation of the June 2008 secured revolving credit facility, but on significantly reduced debt balances relative to prior periods. As of December 31, 2008, the leverage ratio as calculated based on the previous methodology was 3.3:1.

The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements:

	2008		2007
December 31, ($ in millions)	Assets	Related secured debt (a)	Assets	Related secured debt (a)
Loans held-for-sale	$2,433	$660	$10,437	$6,765
Mortgage assets held-for-investment and lending receivables	26,294	14,725	45,534	33,911
Retail automotive finance receivables	30,676	22,091	23,079	19,094
Wholesale automotive finance receivables	20,738	11,857	10,092	7,709
Investment securities	646	481	880	788
Investment in operating leases, net	18,885	16,744	20,107	17,926
Real estate investments and other assets	19,264	6,550	14,429	4,616

Total	$118,936	$73,108	$124,558	$90,809

(a)	Included as part of secured debt are repurchase agreements of $588 million and $3.6 billion where we have pledged assets as collateral for approximately the same amount of debt at December 31, 2008 and 2007, respectively.

Private Debt Exchange and Cash Tender Offers

On November 20, 2008, we commenced separate private exchange and cash tender offers to purchase and/or exchange certain of our and our subsidiaries (the GMAC Offers) and ResCap’s (the ResCap Offers) outstanding notes held by eligible holders for cash, newly issued notes of GMAC and, in the case of the GMAC Offers only, preferred stock of a wholly owned GMAC subsidiary.

In the GMAC Offers, we offered to purchase and/or exchange any and all of certain old GMAC notes (the GMAC Old Notes) held by eligible holders for, at the election of each eligible holder, either (a)(i) newly issued senior guaranteed notes of

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

GMAC on substantially the same terms as the applicable series of GMAC Old Notes exchanged (the Guaranteed Notes), except for the Guaranteed Notes being guaranteed by certain subsidiaries of GMAC, and (ii) newly issued 9% perpetual senior preferred stock (which has been subsequently reduced to 7% pursuant to the terms of such securities) with a liquidation preference of $1,000 per share of a wholly owned nonconsolidated subsidiary of GMAC (the New Preferred Stock) or (b) cash, in each case in the amounts per $1,000 principal amount of GMAC Old Notes as specified in the related offering materials. To the extent that cash required to purchase all GMAC Old Notes tendered pursuant to cash elections exceeded $2 billion, each eligible holder who made a cash election had the amount of GMAC Old Notes it tendered for cash accepted on a pro rata basis across all series such that the aggregate amount of cash spent in the offers equaled $2 billion, and the balance of GMAC Old Notes each such holder tendered that was not accepted for purchase for cash was exchanged into new securities as if such holder had made a new securities election in accordance with option (a) described in this paragraph above.

The Guaranteed Notes are guaranteed (the Note Guarantees), on a joint and several basis, by GMAC Latin America Holdings LLC, GMAC International Holdings Coöperatief U.A., GMAC Continental LLC, IB Finance Holding Company LLC, and GMAC US LLC (each a Note Guarantor), which are all wholly owned subsidiaries of GMAC. The Note Guarantees are senior obligations of each Note Guarantor and rank equally with all existing and future senior debt of each Note Guarantor. The Note Guarantees rank senior to all subordinated debt of each Note Guarantor.

In the ResCap Offers, GMAC offered to purchase and/or exchange any and all of certain ResCap notes (the ResCap Old Notes) held by eligible holders for, at the election of each eligible holder, either (a)(i) in the case of 8.50% notes of ResCap maturing on May 15, 2010, newly issued 7.50% senior notes of GMAC due 2013 (the New Senior Notes) or (ii) in the case of all other series of ResCap Old Notes, a combination of New Senior Notes and newly issued 8.00% subordinated notes of GMAC due 2018 (the Subordinated Notes) or (b) cash, in all cases in the amount of $1,000 principal amount of ResCap Old Notes as specified in the related offering materials. To the extent that cash required to purchase all ResCap Old Notes tendered pursuant to cash elections exceeded $500 million, each eligible holder who made a cash election had the amount of ResCap Old Notes it tendered for cash accepted on a pro rata basis across all series such that the aggregate amount of cash spent in the offers equaled $500 million, and the balance of ResCap Old Notes each such holder tendered that was not accepted for purchase for cash was exchanged into new securities as if such holder had made a new securities election in accordance with option (a) described in this paragraph above.

The GMAC Offers and ResCap Offers (collectively, the Offers) settled on December 31, 2008. Approximately $17.5 billion in aggregate principal amount (or 59%) of the outstanding GMAC Old Notes were validly tendered and accepted in the GMAC Offers and approximately $3.7 billion in aggregate principal amount (or 39%) of the outstanding ResCap Old Notes were validly tendered and accepted in the ResCap Offers.

The GMAC Offers and ResCap Offers were accounted for in accordance with EITF 96-19 and resulted in a pretax gain on extinguishment of debt of $11.5 billion. The gain on extinguishment consisted of a $3.8 billion principal discount, a $5.4 billion discount representing the difference between the face value and the estimated fair value of the new GMAC and ResCap notes, and a $2.3 billion discount representing the difference between the face value and estimated fair value of the new preferred stock. The discount of the new GMAC and ResCap notes will be amortized as interest expense over the terms of the new notes using the effective interest method.

The accounting for the GMAC Offers and ResCap Offers required the use of critical accounting judgments and estimates. Refer to Note 1 for additional information.

From time to time, we repurchase our publicly traded debt as part of our cash and liquidity management strategy. In the fourth quarter of 2007, we paid $900 million through open-market repurchases and $241 million through a tender offer for publicly traded ResCap debt securities, resulting in an after-tax gain of $563 million. Also in the fourth quarter of 2007, we paid $287 million through open-market repurchases of GMAC debt securities, resulting in an after-tax gain of $16 million.

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

	Total capacity		Current capacity (a)		Potential capacity (b)		Outstanding
December 31, ($ in billions)	2008	2007	2008	2007	2008	2007	2008	2007
Committed unsecured:
Global Automotive Finance operations	$1.7	$8.9	$0.2	$7.0	$—	$—	$1.5	$1.9
ResCap	—	3.6	—	1.8	—	—	—	1.8
Other	—	0.1	—	0.1	—	—	—	—
Committed secured:
Global Automotive Finance operations (c)	56.2	62.0	0.7	0.1	15.6	22.9	39.9	39.0
ResCap	5.4	33.2	—	—	2.3	17.4	3.1	15.8
Other	2.9	3.8	—	—	1.0	1.7	1.9	2.1

Total committed facilities	66.2	111.6	0.9	9.0	18.9	42.0	46.4	60.6

Uncommitted unsecured:
Global Automotive Finance operations	2.1	8.5	0.2	1.2	—	—	1.9	7.3
ResCap	0.1	0.6	0.1	0.2	—	—	—	0.4
Other	—	0.2	—	—	—	—	—	0.2
Uncommitted secured:
Global Automotive Finance operations	4.4	—	—	—	4.1	—	0.3	—
ResCap	9.5	21.6	—	—	0.2	9.5	9.3	12.1
Other	0.1	—	—	—	—	—	0.1	—

Total uncommitted facilities	16.2	30.9	0.3	1.4	4.3	9.5	11.6	20.0

Total	$82.4	$142.5	$1.2	$10.4	$23.2	$51.5	$58.0	$80.6

Whole-loan forward flow agreements (d)	$17.8	$37.4	$—	$—	$17.8	$37.4	$—	$—

Total commitments	$100.2	$179.9	$1.2	$10.4	$41.0	$88.9	$58.0	$80.6

(a)	Funding is generally available upon request as excess collateral resides in certain facilities.
(b)	Funding is generally available to the extent incremental collateral is contributed to the facilities.
(c)	Potential capacity includes undrawn credit commitments that serve as backup liquidity to support our asset-backed commercial paper program (NCAT). There was $9.0 billion and $12.0 billion of potential capacity that was supporting $8.0 billion and $6.9 billion of outstanding NCAT commercial paper as of December 31, 2008 and 2007, respectively. The NCAT commercial paper outstanding is not included in our Consolidated Balance Sheets. On November 25, 2008, certain asset-backed securities owned by NCAT were downgraded by Moody’s and S&P. As a result of the downgrades, under the terms of NCAT’s liquidity facility documents, a cure period was provided during which GMAC, as administrator of NCAT, could work with Moody’s and S&P to take steps to secure a ratings upgrade for the downgraded securities. No such upgrade was achieved prior to the end of the cure period on January 23, 2009, and at that point an orderly wind-down of NCAT’s operations began. During the wind-down phase NCAT can continue to issue commercial paper but cannot use the proceeds of issuances to purchase additional asset-backed securities (or increase the principal amount of any revolving asset-backed securities it currently owns).
(d)	Represents commitments of financial institutions to purchase U.S. automotive retail assets.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

13.	Reserves for Insurance Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the activity in the reserves for insurance losses and loss adjustment expenses.

Year ended December 31, ($ in millions)	2008	2007	2006
Balance at beginning of year	$3,089	$2,630	$2,534
Reinsurance recoverables	(893)	(876)	(762)

Net balance at beginning of year	2,196	1,754	1,772
Net reserves ceded — retroactive reinsurance (a)	(703)	—	—
Net reserves from acquisitions	—	418	80
Incurred related to
Current year	2,579	2,522	2,513
Prior years (b)	(57)	(71)	(93)

Total incurred (c)	2,522	2,451	2,420
Paid related to
Current year	(1,692)	(1,641)	(1,723)
Prior years	(931)	(808)	(803)

Total paid	(2,623)	(2,449)	(2,526)
Effects of exchange-rate changes	(157)	22	8

Net balance at end of year (d)	1,235	2,196	1,754
Reinsurance recoverables	1,660	893	876

Balance at end of year	$2,895	$3,089	$2,630

(a)	On November 3, 2008, we entered into a loss portfolio transfer that ceded our losses and loss adjustment expenses related to business underwritten by our U.S. reinsurance agency, which was sold on the same date. The loss portfolio transfer was accounted for as retroactive reinsurance, in accordance with SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. Retroactive reinsurance balances result from reinsurance placed to cover losses on insured events occurring prior to the inception of a reinsurance contract.
(b)	Incurred losses and loss adjustment expenses during 2008, 2007, and 2006 were reduced by $57 million, $71 million, and $93 million, respectively, as a result of decreases in prior years’ reserve estimates that were lower than anticipated for certain reinsurance coverages assumed and private passenger automobile coverages in both the United States and internationally. In addition, 2006 included a $20 million reduction of reserves related to an insurance program, which was ultimately transferred to GM.
(c)	Reflected net of reinsurance recoveries totaling $405 million, $246 million, and $306 million for the years ended December 31, 2008, 2007, and 2006, respectively.
(d)	Includes exposure to asbestos and environmental claims from the reinsurance of general liability, commercial multiple peril, homeowners’ and workers’ compensation claims. Reported claim activity to date has not been significant. Net reserves for loss and loss adjustment expenses for these matters were $4 million at December 31, 2008, and $5 million at December 31, 2007 and 2006.

14.	Deposit Liabilities

Deposit liabilities consisted of the following:

December 31, ($ in millions)	2008	2007
Noninterest bearing deposits	$1,466	$1,570
NOW and money market checking accounts	3,618	3,673
Certificates of deposit	14,342	7,697
Dealer wholesale deposits	378	2,300
Dealer term-loan deposits	3	41

Deposit liabilities	$19,807	$15,281

Noninterest bearing deposits primarily represent third-party escrows associated with ResCap’s loan servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At December 31, 2008 and 2007, certificates of deposit included $9.6 billion and $6.6 billion, respectively, of brokered certificates of deposit.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The following table presents the scheduled maturity of brokered deposits at December 31, 2008.

Year ended December 31, ($ in millions)
2009	$7,217
2010	1,927
2011	378
2012	30
2013	71

Total brokered deposits	$9,623

15.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of:

December 31, ($ in millions)	2008	2007
Fair value of derivative contracts in payable position	$2,653	$2,540
Employee compensation and benefits	453	458
Factored client payables	394	770
Securitization trustee payable	821	1,152
GM payable, net	322	513
Taxes payable, net	506	425
Deferred income taxes, net	558	1,250
Accounts payable	2,586	1,970
Deferred revenue	602	1,184
Other liabilities	3,831	4,420

Total accrued expenses and other liabilities	$12,726	$14,682

16.	Derivative Instruments and Hedging Activities

We enter into interest rate and foreign currency futures, forwards, options, and swaps in connection with our market risk management activities. Derivative instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, including investment securities, loans held-for-sale, mortgage servicing rights, debt, deposits, and off-balance sheet securitizations. In addition, foreign exchange contracts are used to mitigate foreign currency risk associated with foreign-currency-denominated debt and foreign exchange transactions. In accordance with SFAS 133, as amended and interpreted, we record derivative financial instruments on our Consolidated Balance Sheet as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative financial instruments and whether it qualifies for hedge accounting treatment.

Our primary objective for utilizing derivative financial instruments is to manage market risk volatility associated with interest rate and foreign currency risks related to the assets and liabilities of the automotive finance and mortgage operations. Managing this volatility enables us to price our finance and mortgage offerings at competitive rates and to minimize the impact of market risk on our earnings. These strategies are applied on a decentralized basis by the respective Global Automotive Finance and ResCap operations, consistent with the level at which market risk is managed, but are subject to various limits and controls at both the local unit and consolidated level. One of the key goals of our strategy is to modify the asset and liability and interest rate mix, including the assets and liabilities associated with securitization transactions that may be recorded in off-balance sheet SPEs. In addition, we use derivative financial instruments to mitigate the risk of changes in the fair values of mortgage loans held-for-sale and mortgage servicing rights. Derivative financial instruments are also utilized to manage the foreign currency exposure related to foreign-currency-denominated debt. The following summarizes our derivative activity based on the accounting hedge designation:

Fair Value Hedges

Our fair value hedges consist of hedges of fixed-rate debt obligations. Interest rate swaps are used to modify our exposure to interest rate risk by converting fixed-rate debt to a floating rate. Generally, individual swaps are designated as hedges of specific debt at the time of issuance with the terms of the swap matching the terms of the underlying debt. As the

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

terms of the swap are designed to match the terms of the debt, a significant portion of our debt obligation hedging relationships receive short-cut treatment under SFAS 133 resulting in the assumption of no hedge ineffectiveness. Certain of our fair value hedges of debt, however, do not receive short-cut treatment because of differences in option features between the interest rate swap and the companion hedged debt or the underlying debt hedged was partially repurchased after the swap was traded. Ineffectiveness is measured based on the difference in the fair value movement of the swap and the related hedged debt. Effectiveness is assessed using historical data. We assess hedge effectiveness employing a statistical-based approach, which must meet thresholds for R-squared, slope, F-statistic, and T-statistic.

Cash Flow Hedges

We enter into derivative financial instrument contracts to hedge exposure to variability in cash flows related to floating-rate and foreign currency financial instruments. Interest rate swaps are used to modify exposure to variability in expected future cash flows attributable to variable-rate debt. Currency swaps are used to hedge foreign exchange exposure on foreign-currency-denominated debt by converting the funding currency to the same currency of the assets being financed. Similar to our fair value hedges, the swaps are generally entered or traded concurrent with the debt issuance, with the terms of the swap matching the terms of the underlying debt.

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

•

Loans held-for-sale — We use derivative financial instruments to hedge exposure to risk associated with our mortgage and automotive loans held-for-sale. After mortgage loans are funded, they are generally sold into the secondary market to various investors, often as mortgage-backed securities sponsored by Fannie Mae, Freddie Mac, or Ginnie Mae. Mortgage loans that are not eligible for agency-sponsored securitization are sold through public or private securitization transactions or in whole-loan sales. Automotive loans are sold through public or private securitization transactions or in whole-loan sales. The primary risk associated with closed loans awaiting sale is a change in the fair value of the loans attributable to fluctuations in interest rates. Our primary strategies to protect against this risk are selling loans or mortgage-backed securities forward to investors using mandatory and optional forward commitments and the use of interest rate swaps.

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

•	Mortgage-related securities — We use interest rate options, futures, swaps, caps, and floors to mitigate risk related to mortgage-related securities classified as trading.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

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

•

Commitments to purchase and/or sell mortgages — Prior to mortgage funding, we often enter into interest rate lock commitments with borrowers whereby we commit to purchase loans at a particular interest rate, provided the borrower elects to close the loan. During the time between the loan’s funding and its sale to the secondary market, we are exposed to fluctuations in interest rates. Our primary strategy to protect ourselves against this risk is by entering into forward delivery commitments to sell mortgages or mortgage-backed securities.

Interest rate lock commitments are specifically prohibited from being designated as a hedged asset in a fair value hedging relationship. However, certain commitments to purchase mortgages have been defined as derivatives and are therefore recorded on the balance sheet as assets or liabilities and measured at fair value. Subsequent changes in fair value are recorded as adjustments to the carrying value of these assets or liabilities with a corresponding adjustment recognized in current period earnings. Commitments to originate or purchase mortgage loans accounted for as derivatives had an unrealized gain position of $47 million and $11 million recorded in other assets and an unrealized loss position of $0 million and $11 million recorded in other liabilities at December 31, 2008 and 2007, respectively.

As of December 31, 2008 and 2007, we had forward delivery commitments to sell mortgages or mortgage-backed securities. Our commitments to sell mortgage loans accounted for as derivatives had an unrealized gain position of $135 million and $6 million recorded in other assets and an unrealized loss position of $46 million and $30 million recorded in other liabilities at December 31, 2008 and 2007, respectively.

The following table summarizes the pretax earnings effect for each type of hedge classification, segregated by the asset or liability hedged.

Year ended December 31, ($ in millions)	2008	2007	2006	Income statement classification
Fair value hedge ineffectiveness (loss) gain:
Debt obligations	$(5)	$54	$—	Interest expense
Loans held-for-sale	—	(1)	(1)	Gain (loss) on mortgage and automotive loans, net
Economic hedge change in fair value:
Off-balance sheet securitization activities	240	114	2	Other income
On-balance sheet securitizations activities	(697)	(1)	(58)	Other income, Interest expense
Foreign currency debt (a)	11	35	55	Interest expense
Foreign currency receivables (a)	(390)	22	3	Other income
Loans held-for-sale or investment	101	(293)	35	Gain (loss) on mortgage and automotive loans, net
Mortgage servicing rights	1,952	716	(281)	Servicing asset valuation and hedge activities, net
Mortgage-related securities	15	(161)	3	Investment (loss) income
Callable debt obligations	106	49	(22)	Interest expense
Other	(148)	(60)	75	Other income, Interest expense, Other operating expenses

Net gains (losses)	$1,185	$474	$(189)

(a)	Amount represents the difference between the changes in the fair values of the currency swap, net of the revaluation of the related foreign denominated debt or foreign denominated receivable.

The following table presents additional information related to our derivative financial instruments.

Year ended December 31, ($ in millions)	2008	2007	2006
Net gain on fair value hedges excluded from assessment of effectiveness	$—	$—	$—
Expected reclassifications from other comprehensive income to earnings (a)	(1)	2	8

(a)	Estimated to occur over the next 12 months.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties which owe us under the contract completely fail to perform under the terms of those contracts, assuming no recoveries of underlying collateral, as measured by the market value of the derivative financial instrument. At December 31, 2008 and 2007, the market value of derivative financial instruments in an asset or receivable position (from our perspective) was $5.0 billion and $4.4 billion, including accrued interest of $271 million and $400 million, respectively. We minimize the credit risk exposure by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines. As of December 31, 2008, more than 90% of our exposure is with counterparties with a Fitch rating of A+ or higher (or an equivalent rating from another rating agency if a counterparty is not rated by Fitch), compared with more than 88% as of December 31, 2007. Additionally, we reduce credit risk on the majority of our derivative financial instruments by entering into legally enforceable agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. To further mitigate the risk of counterparty default, we maintain collateral agreements with certain counterparties. The agreements require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments meet established thresholds. We have placed cash deposits totaling $1.6 billion and $67 million at December 31, 2008 and 2007, respectively, in accounts maintained by counterparties. We have received cash deposits from counterparties totaling $1.5 billion and $944 million at December 31, 2008 and 2007, respectively. The cash deposits placed and received are included on our Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively. Refer to Note 22 for additional information related to valuation risk associated with derivative instruments.

17.	Pension and Other Postretirement Benefits

Pension

Certain of our employees are eligible to participate in separate retirement plans that provide for pension payments to eligible employees upon retirement based on factors such as length of service and salary. Pursuant to the Sale Transactions, we transferred, froze or terminated a portion of our other defined benefit plans. During 2006, we froze the benefits and participation of a pension plan covering primarily ResCap employees, which resulted in a curtailment gain of approximately $43 million. We also curtailed the GMAC Commercial Finance UK and GMAC Commercial Finance Canada (CF Canada) retirement plans in 2006, and subsequently terminated the CF Canada plan in 2007. We recorded a curtailment charge of approximately $9 million in 2006 for these plans, which was revised to approximately $4 million in 2007. Additionally, on April 30, 2007, we closed the GMAC UK (Car Care) pension plan to future accrual, thereby freezing the benefits for all participants. This resulted in a minimal impact on earnings. In 2006, we also recorded expense payments of approximately $48 million as a Section 75 debt obligation to fully fund the GMAC portion of the GM U.K. pension plans, as required under the UK Pension Act of 2004. All income and expense noted for pension accounting was recorded in compensation and benefits expense in our Consolidated Statement of Income.

Furthermore, prior to the consummation of the Sale Transactions on November 30, 2006, a number of our employees were eligible to participate in various domestic and foreign pension plans of GM. While we were a participating employer in these plans, GM allocated to us a portion of their pension expense that was made on a pro rata basis and affected by the various assumptions (discount rate, return on plan assets, etc.) that GM utilized in determining its pension obligation. Upon completion of the sale, our employees were no longer eligible to participate in these pension plans. We also transferred to GM the financial liability associated with the GMAC portion of certain GM plans in Canada as of the sale date.

We adopted SFAS 158 in the fiscal year ended December 31, 2007, resulting in a $21 million increase in other assets, a $3 million increase in deferred tax assets, an $11 million increase in other liabilities, and a $13 million increase in accumulated other comprehensive income, net of tax. Each overfunded pension plan is recognized as an asset, and each underfunded pension plan is recognized as a liability. Unrecognized prior service costs or credits, net actuarial gains or losses, net transition obligations, and the subsequent changes in the funded status, are recognized as a component of accumulated other comprehensive loss in equity. SFAS 158 also required all benefit obligations and plan assets to be measured at fiscal year-end beginning in 2008, which required a few of our plans to change their measurement date. The change in measurement date to our fiscal year-end did not have a material impact on the consolidated financial statements.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The incremental effects of the adoption of SFAS 158 on December 31, 2007, were as follows:

December 31, 2007 ($ in millions)	Pre-SFAS 158 adoption	SFAS 158 adjustments	Post-SFAS 158 adoption
Other assets	$27,005	$21	$27,026
Deferred income taxes	1,253	(3)	1,250
Accrued expenses and other liabilities	12,192	11	12,203
Accumulated other comprehensive income (net of tax)	939	13	952

The following summarizes information relating to our pension plans:

Year ended December 31, ($ in millions)	2008	2007
Projected benefit obligation	$435	$432
Fair value of plan assets	295	426

Funded status	$(140)	$(6)

The underfunded status of our pension plans increased primarily due to the deterioration of the fair value of plan assets in 2008 as a result of market performance. In accordance with SFAS 158, the underfunded position is recognized in our Consolidated Balance Sheet and the change in the underfunded position was recorded as a loss in other comprehensive income (loss).

The expected rate of return on plan assets is an estimate we determine by calculating the expected inflation and the expected real rate of return on stocks and bonds based on allocation percentages within the trust. The weighted average assumptions used for determining the net periodic benefit cost are as follows:

Year ended December 31,	2008	2007
Discount rate	5.84%	5.60%
Expected long-term return on plan assets	8.27%	8.59%
Rate of compensation increase	2.56%	3.09%

Net periodic pension expense (income) includes the curtailment and other gains and losses from the transactions described above and totaled $3 million, $(2) million, and $(3) million for non-GM-sponsored plans for 2008, 2007, and 2006, respectively. Allocations received from GM related to net pension expense for our employees that participated in GM-sponsored plans in 2006 was $80 million.

Employer contributions to our pension plans for 2008 and 2007 were approximately $5 million and $3 million, respectively. We expect these contribution levels to remain minimal for 2009. The weighted-average asset allocations for our pension plans at December 31, 2008, by asset category were as follows: equity securities 49%, debt securities 41%, and other 10%. The weighted-average asset allocations for our pension plans at December 31, 2007, by asset category were as follows: equity securities 58%, debt securities 35%, and other 7%.

Other Postretirement Benefits

Certain of our subsidiaries participated in various postretirement medical, dental, vision, and life insurance plans of GM, whereas other subsidiaries participated in separately maintained postretirement plans. These benefits were funded as incurred from our general assets. We previously accrued postretirement benefit costs over the active service period of employees to the date of full eligibility for these benefits. Effective November 30, 2006, upon completion of the sale, our employees were no longer eligible to participate in GM’s postretirement plans. Before the sale, GM agreed to assume or retain approximately $801 million of liabilities related to U.S.-based, GM-sponsored other postretirement benefit programs for our employees and approximately $302 million of related deferred tax assets; the net amount was recorded as a capital contribution. We have provided for certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as other postretirement benefits. Notwithstanding the recording of these amounts and the use of these terms, we

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

do not admit or otherwise acknowledge that these amounts or existing postretirement benefit plans (other than pensions) represent legally enforceable liabilities. Other postretirement benefits expense (income), which is recorded in compensation and benefits expense in our Consolidated Statement of Income, totaled $(1) million, $(2) million, and $35 million in 2008, 2007, and 2006, respectively. The decrease in expense during 2007 relates to the transactions described above. We expect our other postretirement benefit expense to be minimal in future years. The impact of the adoption of SFAS 158 for other postretirement benefits was a decrease to other liabilities of $5 million, an increase to deferred tax liabilities of $2 million, and an increase to accumulated other comprehensive income of approximately $3 million, net of tax.

Defined Contribution Plan

A significant number of our employees are covered by defined contribution plans. Employer contributions vary based on criteria specific to each individual plan and amounted to $76 million, $71 million, and $40 million in 2008, 2007, and 2006, respectively. These costs were also recorded in compensation and benefit expenses in our Consolidated Statement of Income. The increase in contributions for 2008 and 2007, compared to 2006, mainly resulted from the change of our benefit structure at the end of 2006 from defined benefit plans to defined contribution plans. We expect contributions for 2009 to be similar to contributions made in 2008.

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

On December 24, 2008, GMAC LLC received approval to become a bank holding company. The change to bank holding company status did not result in a material change in our tax expense or current and deferred tax assets and liabilities in 2008.

The significant components of income tax expense were as follows:

Year ended December 31, ($ in millions)	2008	2007	2006
Current income tax expense
U.S. federal	$167	$268	$1,115
Foreign	149	114	432
State and local	28	(55)	43

Total current expense	344	327	1,590

Deferred income tax (benefit) expense
U.S. federal	(166)	108	(396)
Foreign	(151)	(76)	(316)
State and local	(34)	31	16

Total deferred (benefit) expense	(351)	63	(696)

Total income tax (benefit) expense before change in tax status	(7)	390	894
Change in tax status	—	—	(791)

Total income tax (benefit) expense	$(7)	$390	$103

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

A reconciliation of the statutory U.S. federal income tax rate to our effective tax rate applicable to income and our change in tax status is shown in the following table.

Year ended December 31,	2008	2007	2006
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Change in tax rate resulting from:
LLC results not subject to federal or state income taxes	(105.2)	(46.1)	2.9
Effect of valuation allowance change	54.5	(4.7)	—
Foreign income tax rate differential	14.8	(4.5)	(5.4)
State and local income taxes, net of federal income tax benefit	1.5	—	1.8
Tax-exempt income	(0.6)	0.5	(0.9)
Other	(0.4)	0.1	(0.8)
Goodwill impairment	—	(0.4)	7.5
Effect of tax status change	—	—	(35.5)

Effective tax rate	(0.4)%	(20.1)%	4.6%

Our results segregated by tax status are provided below.

	2008			2007
Year ended December 31, ($ in millions)	Pass- through entities	Taxable entities	Consolidated	Pass- through entities	Taxable entities	Consolidated
Pretax income (loss)	$5,914	$(4,053)	$1,861	$(2,564)	$622	$(1,942)
Tax (benefit) expense	(16)	9	(7)	8	382	390

Net income (loss)	$5,930	$(4,062)	$1,868	$(2,572)	$240	$(2,332)

Effective tax rate	(0.3)%	(0.2)%	(0.4)%	(0.3)%	61.5%	(20.1)%

The effective tax rate for consolidated GMAC LLC is heavily dependent upon the pretax income mix between our pass-through and taxable entities. For 2008, the income recognized by pass-through entities on the private debt exchange and cash tender offers was subject to a slightly lower nominal state income tax rate than were operating losses incurred earlier in the year. Meanwhile, at our taxable entities, tax expense consisted of ongoing tax provisions on operating profits plus valuation allowance established at certain foreign subsidiaries. Specifically, operating losses incurred primarily at our foreign mortgage subsidiaries were subject to full valuation allowance that resulted in no tax benefit for these subsidiaries. In 2008, losses incurred at our automotive finance and mortgage pass-through entities, combined with other tax adjustments, resulted in an immaterial tax expense for the year. Overall, our consolidated tax expense decreased $397 million for the year ended December 31, 2008, compared to the same period in 2007.

Included within tax expense was expense related to the establishment of valuation allowances for the years ended December 31, 2008 and 2007, of $1.0 billion and $91 million, respectively. These valuation allowances primarily related to deferred tax assets of mortgage subsidiaries in continental Europe, United Kingdom, Canada, and Australia. These valuation allowances were established because, based on historical losses and expected future taxable income, it was no longer more-likely-than-not that these net deferred tax assets would be realized.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Deferred tax assets and liabilities result from differences between assets and liabilities measured for financial reporting purposes and those measured for income tax return purposes. The significant components of deferred tax assets and liabilities after consideration of these adjustments are reflected in the following table.

December 31, ($ in millions)	2008	2007
Deferred tax liabilities
Lease transactions	$1,320	$1,549
Deferred acquisition costs	503	560
Tax on unremitted earnings	53	51
State and local taxes	19	17
Debt issuance costs	5	6
Hedging transactions	1	(9)
Other	8	18

Gross deferred tax liabilities	1,909	2,192

Deferred tax assets
Tax loss carryforwards	943	248
Provision for credit losses	382	191
Unearned insurance premiums	252	299
Sales of finance receivables	132	(8)
Contingency	128	141
Unrealized gains on securities	80	(44)
Tax credit carryforwards	60	52
Depreciation	58	22
Accumulated translation adjustment	42	(19)
Manufacturer incentive payments	33	58
Goodwill	18	3
Postretirement benefits	10	15
Other	137	73

Gross deferred tax assets	2,275	1,031

Valuation allowance	(924)	(89)

Net deferred tax assets	$1,351	$942

Net deferred tax liability	$558	$1,250

At December 31, 2008, the book basis of our net assets for flow-through entities exceeded their tax basis by approximately $9.8 billion compared with $6.1 billion at December 31, 2007, primarily related to debt transactions, lease transactions, mortgage servicing rights, and sales of finance receivables.

Foreign pretax loss totaled $3.6 billion and $333 million in 2008 and 2007, respectively, and foreign pretax income totaled $336 million in 2006. Foreign pretax income is subject to U.S. taxation when effectively repatriated. For our entities that are disregarded for U.S. federal income tax purposes, it is the responsibility of our members to provide federal income taxes on the undistributed earnings of foreign subsidiaries to the extent these earnings are not deemed indefinitely reinvested outside the United States. For our banking and insurance subsidiaries that continue to be subject to U.S. federal income taxes, we provide for federal income taxes on the undistributed earnings of foreign subsidiaries, except to the extent these earnings are indefinitely reinvested outside the United States. At December 31, 2008, $3.6 billion of accumulated undistributed earnings of foreign subsidiaries were indefinitely reinvested. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

Under the terms of the Purchase and Sale Agreement between GM and FIM Holdings LLC, the tax-sharing agreement between GM and us was terminated as of November 30, 2006. Terms of the sale agreement stipulate GM will indemnify us for any tax liabilities related to periods before November 30, 2006, in excess of those established as of the sale date.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Conversely, GM is entitled to any tax refunds in excess of those established as of the sale date. Through December 31, 2008, $79 million was remitted to GM as dividends. We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The cumulative effect of applying FIN 48 was recorded directly to retained earnings and reported as a change in accounting principle. The adoption of this interpretation did not have a material impact on our consolidated financial position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

($ in millions)	2008	2007
Balance at January 1,	$155	$126
Additions based on tax positions related to the current year	8	13
Additions for tax positions of prior years	33	5
Reductions for tax positions of prior years	(19)	(2)
Settlements	(2)	(1)
Foreign currency translation adjustments	(25)	14

Balance at December 31,	$150	$155

The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is approximately $148 million.

We recognize interest and penalties accrued related to uncertain income tax positions in interest expense and other operating expenses, respectively. For the year ended December 31, 2008, $25 million was accrued for interest and penalties with the cumulative accrued balance as of that date totaling $132 million.

We anticipate the examination of our U.S. income tax returns for 2004 through 2006, along with the examinations by various foreign, state and local jurisdictions, will be completed within the next twelve months. As such, it is reasonably possible that certain tax positions may be settled and the unrecognized tax benefits would decrease by approximately $31 million.

We file tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. For our most significant operations, as of December 31, 2008, the oldest tax years that remain subject to examination are: United States — 2004, Canada — 2001, Germany — 2003, United Kingdom — 1995, Mexico — 2001, Brazil — 2004, and Australia — 2003.

19.	Share-based Compensation Plans

In 2006, the Compensation and Leadership Committee (the Committee) approved the Long-Term Phantom Interest Plan (LTIP) and the Management Profits Interest Plan (MPI). In July 2008, the Committee approved the Long-Term Equity Compensation Incentive Plan (LTECIP) to replace the LTIP and MPI. As such, there will be no further MPI or LTIP awards granted. The LTECIP provides for future grants of Restricted Share Units (RSUs) and Share Appreciation Rights (SARs). Each of these compensation plans were designed to provide our executives with an opportunity to share in the future growth in value of GMAC, which is necessary to attract and retain key executives. These incentive plans are share-based compensation plans accounted for under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)).

During the third quarter of 2008, the Committee approved GMAC’s purchase of substantially all of the MPI equity-based awards from the participants. The MPI awards were held by senior executives throughout GMAC. At the time of the purchase, only a portion of the awards were vested. The total cash paid for the purchased MPI awards was $28 million. Total compensation expense recognized during the year ended December 31, 2008, for the MPI plan was $26 million, which mainly represents the accelerated recognition at the purchase date of the previously unrecognized compensation expense associated with the purchase of the nonvested awards as required under SFAS 123(R) compared to compensation expense of $4 million for the year ended December 31, 2007. The MPI purchase agreements also contain provisions that were designed to enhance GMAC’s ability to retain the senior executives who participated in the purchase. These provisions could require the executive to return all or a portion of the cash received under the purchase program and require the executive to comply with certain restrictive covenants. We will continue to recognize an insignificant amount of compensation expense for the awards not purchased.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Also, during the third quarter of 2008, the Committee approved grants of RSUs for the majority of LTIP participants in exchange for the forfeiture of their LTIP awards. Based on GMAC’s results and the program requirements for payout, we did not have any compensation expense accrued for the LTIP awards at the time of the exchange. We recognized a reduction of compensation expense for the LTIP awards of $12 million for the year ended December 31, 2008, compared to compensation expense of $12 million for the year ended December 31, 2007. We recognized the reduction of compensation expense due to a decline in the estimated fair value of the liability in the second quarter of 2008 mainly as a result of changes in assumptions due to updated market information obtained during the period and award forfeitures.

The RSU awards were granted to participants in terms of basis points in the fair value of GMAC. The majority of awards vest ratably based on continued service over five years beginning on December 31, 2008, and at each of the next four anniversaries thereafter. Certain awards vest over three years beginning on December 31, 2008, and at each of the next two anniversaries thereafter. Award payouts are made in the quarter following their vesting and are based on the fair value of GMAC at each year-end as recommended by the Committee and approved by the Board annually. For 2008, management recommended to the Committee a fair value of GMAC at December 31, 2008, based on industry comparisons and other GMAC-specific market-facing data, where applicable, which was subsequently approved by the Board. Participants have the option at grant date to defer the valuation and payout for any tranche until the final year of the award. Under SFAS 123(R), the awards require liability treatment and are remeasured quarterly at fair value until they are paid. The compensation costs related to these awards are ratably charged to expense over the five-year or three-year service period, as applicable. We utilize an internal process to estimate the fair value of the RSU awards based on the estimated fair value of GMAC using changes in our performance, market, and industry. Changes in fair value relating to the portion of the awards that have vested and have not been paid are recognized in earnings in the period in which the changes occur. The Committee considered the cash and compensation expense impact of the MPI award purchase program described above when determining the RSU award pool available for grant. The total RSU awards outstanding at December 31, 2008, represented approximately 209 basis points of fair value in GMAC. We recognized compensation expense of $3 million for the year ended December 31, 2008, associated with the outstanding awards.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

20.	Related Party Transactions

Balance Sheet

A summary of the balance sheet effect of transactions with GM, FIM Holdings, and affiliated companies follows:

December 31, ($ in millions)	2008	2007
Assets
Available-for-sale investment in asset-backed security (a)	$35	$35
Finance receivables and loans, net of unearned income:
Wholesale auto financing (b)	595	717
Term loans to dealers (b)	105	166
Lending receivables (c)	117	145
Investment in operating leases, net (d)	291	330
Notes receivable from GM (e)	1,655	1,868
Other assets:
Subvention receivables (rate and residual support)	53	365
Lease pull-ahead receivable	28	22
Other — GM	81	60
Liabilities
Unsecured debt:
Notes payable to GM	566	585
Secured debt:
Cerberus model home term loan	8	—
Accrued expenses and other liabilities:
Wholesale payable	319	466
Deferred revenue — GM (f)	318	—
Other payables	45	55

(a)	In November 2006, GMAC retained an investment in a note secured by operating lease assets transferred to GM. As part of the transfer, GMAC provided a note to a trust, a wholly owned subsidiary of GM. The note is classified in investment securities on our Consolidated Balance Sheets.
(b)	Represents wholesale financing and term loans to certain dealerships wholly owned by GM or in which GM has an interest. The loans are generally secured by the underlying vehicles or assets of the dealerships.
(c)	Primarily represents loans with various affiliates of FIM Holdings.
(d)	Includes vehicles, buildings, and other equipment classified as operating lease assets that are leased to GM-affiliated and FIM Holdings-affiliated entities. These leases are secured by the underlying assets.
(e)	Represents wholesale financing we provide to GM for vehicles, parts, and accessories in which GM retains title while consigned to us or dealers primarily in the UK, Italy, and Germany. The financing to GM remains outstanding until the title is transferred to the dealers. The amount of financing provided to GM under this arrangement varies based on inventory levels. These loans are secured by the underlying vehicles or other assets.
(f)	Represents prepayments made by GM pursuant to the terms of the Sale Transactions requiring that the aggregate amount of certain unsecured obligations of GM to us not exceed $1.5 billion. Subsequent to December 31, 2008, a new agreement was reached between GMAC and GM with respect to new limitations on unsecured exposure going forward. Generally, unsecured exposure based on what we believe, from time to time, to be “probable” amounts owed from GM will be limited to $2.1 billion; and unsecured exposures based on “maximum” possible amounts owed will be limited to $4.1 billion. This distinction was established to more easily manage exposures since certain amounts that will be owed to us from GM, e.g., pursuant to risk-sharing and similar arrangements, are based on variables and assumptions that may change over time.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Income Statement

A summary of the income statement effect of transactions with GM, FIM Holdings, and affiliated companies follows:

Year ended December 31, ($ in millions)	2008	2007	2006
Net financing revenue:
GM and affiliates lease residual value support – North American operations (a)	$779	$473	$749
GM and affiliates rate support – North American operations	985	1,351	1,574
Wholesale subvention and service fees from GM	304	269	207
Interest earned on wholesale automotive financing	25	52	66
Interest earned on term loans to dealers	4	7	9
Interest expense on loans with GM	(52)	(23)	(50)
Interest (expense) income on loans with FIM Holdings affiliates, net	(40)	17	—
Consumer lease payments from GM (b)	66	39	74
Other revenue:
Insurance premiums earned from GM	242	254	334
Interest on notes receivable from GM and affiliates	130	134	282
Interest on wholesale settlements (c)	103	179	183
Revenues from GM-leased properties, net	13	13	93
Derivatives (d)	2	(6)	(2)
Losses on model home asset sales with an affiliate of Cerberus	(27)	—	—
Other	3	15	—
Servicing fees:
Rental car repurchases held-for-resale (f)	—	—	18
U.S. automotive operating leases (e)	85	156	37
Servicing asset valuation:
Losses on sales of securitized excess servicing to Cerberus	(24)	—	—
Expense:
Employee retirement plan costs allocated by GM	—	(1)	136
Off-lease vehicle selling expense reimbursement (f)	(47)	(38)	(29)
Payments to GM for services, rent, and marketing expenses (g)	206	159	106

(a)	Represents total amount of residual support and risk sharing earned under the residual support and risk-sharing programs and earned revenue (previously deferred) related to the settlement of residual support and risk-sharing obligations in 2006 for a portion of the lease portfolio. The 2007 amounts have been adjusted to include only the on-balance sheet lease portfolio.
(b)	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle, with the customer’s remaining payment obligation waived. For certain programs, GM compensates us for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle.
(c)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made before the expiration of transit, we receive interest from GM.
(d)	Represents income or (expense) related to derivative transactions that we enter into with GM as counterparty.
(e)	Represents servicing income related to automotive leases distributed to GM on November 22, 2006.
(f)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by us on off-lease vehicles sold by GM at auction.
(g)	We reimburse GM for certain services provided to us. This amount includes rental payments for our primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan; and exclusivity and royalty fees.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Statement of Changes in Equity

A summary of the changes to the statement of changes in equity related to transactions with GM, FIM Holdings, and affiliated companies follows:

Year ended December 31, ($ in millions)	2008	2007	2006
Equity
Dividends paid to members (a)	$79	$—	$9,739
Preferred interests (b)	—	1,052	—
Conversion of preferred membership interests (b)	—	1,121	—
Capital contributions received (c)	758	1,080	951
Preferred interest accretion to redemption value and dividends	—	192	295

(a)	2008 amount primarily represents remittances to GM for tax settlements and refunds received related to tax periods prior to the Sale Transactions as required per the terms of the Purchase and Sale Agreement between GM and FIM Holdings. 2006 amount includes cash dividends of $4.8 billion and noncash dividends of $4.9 billion in 2006. During the fourth quarter of 2006, in connection with the Sales Transactions, GMAC paid $7.8 billion of dividends to GM, which was composed of the following: (i) a cash dividend of $2.7 billion representing a one-time distribution to GM primarily to reflect the increase in GMAC’s equity resulting from the elimination of a portion of our net deferred tax liabilities arising from the conversion of GMAC and certain of our subsidiaries to a limited liability company; (ii) certain assets with respect to automotive leases owned by GMAC and its affiliates having a net book value of approximately $4.0 billion and related deferred tax liabilities of $1.8 billion; (iii) certain Michigan properties with a carrying value of approximately $1.2 billion to GM; (iv) intercompany receivables from GM related to tax attributes of $1.1 billion; (v) net contingent tax assets of $491 million; and (vi) other miscellaneous transactions.
(b)	During the fourth quarter of 2007, GM and FIM Holdings converted $1.1 billion of preferred membership interest into common equity interests. Refer to Note 1 of the Notes to Consolidated Financial Statements of our 2007 Annual Report on Form 10-K for further discussion.
(c)	On December 29, 2008, GM and an affiliate of Cerberus Capital Management contributed to GMAC $750 million subordinated participations in a $3.5 billion senior secured credit facility between GMAC and ResCap in exchange for additional common membership interests in GMAC. During the first quarter of 2007, under the terms of the Sale Transactions, GM made a capital contribution of $1 billion to GMAC.

A significant portion of our customers are those of GM and GM dealers and other GM-related employees. As a result, a significant adverse change in GM’s business, including significant adverse changes in GM’s liquidity position and access to the capital markets, the production or sale of GM vehicles, the quality or resale value of GM vehicles, the use of GM marketing incentives, GM’s relationships with its key suppliers, GM’s relationship with the United Auto Workers and other labor unions, and other factors impacting GM or its employees would have a significant adverse effect on our profitability and financial condition.

We provide vehicle financing through purchases of retail automotive and lease contracts with retail customers of primarily GM dealers. We also finance the purchase of new and used vehicles by GM dealers through wholesale financing, extend other financing to GM dealers, provide fleet financing for GM dealers to buy vehicles they rent or lease to others, provide wholesale vehicle inventory insurance to GM dealers, provide automotive extended service contracts through GM dealers, and offer other services to GM dealers. In 2008, our share of GM retail sales and sales to dealers were 32% and 81%, respectively, in markets where GM operates. As a result, GM’s level of automobile production and sales directly impacts our financing and leasing volume, the premium revenue for wholesale vehicle inventory insurance, the volume of automotive extended service contracts, and the profitability and financial condition of the GM dealers to whom we provide wholesale financing, term loans, and fleet financing. In addition, the quality of GM vehicles affects our obligations under automotive extended service contracts relating to such vehicles. Further, the resale value of GM vehicles, which may be impacted by various factors relating to GM’s business such as brand image or the number of new GM vehicles produced, affects the remarketing proceeds we receive upon the sale of repossessed vehicles and off-lease vehicles at lease termination.

Our Global Automotive Finance operations are highly dependent on GM sales volume. In 2008, global vehicle sales declined rapidly, and there is no assurance that the global automotive market, or GM’s share of that market, will not suffer a significant further downturn. Vehicle sales volume could be further adversely impacted by any restructuring that would reduce the number of GM retail channels and core brands or consolidate GM’s dealer network.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

In the event that GM or any of its significant subsidiaries were to file for bankruptcy, sales volume could decrease as a result of a reduction in consumer confidence, and GM’s business could be otherwise materially adversely affected. This would in turn have a materially adverse impact on our business. In addition, pursuant to contractual arrangements with GM, whenever GM offers vehicle financing and leasing incentives to customers (e.g., lower interest rates than market rates), it will do so exclusively through GMAC, subject to certain limitations and exceptions. In the event of a GM bankruptcy, it is possible that GM would reject this exclusivity arrangement with us. If GM did so, this could have a material adverse effect on our business, profitability and financial condition.

It is difficult to predict with certainty all the consequences of a GM bankruptcy. However, there may be systemic economic impacts, such as increased unemployment rates, that could further impact our business.

Our credit exposure to GM is significant. As of December 31, 2008, we had approximately $2.5 billion in secured exposure, which includes primarily wholesale vehicle financing to GM-owned dealerships, notes receivable from GM, and vehicles leased directly to GM. We further had approximately $1.9 billion in unsecured exposure, which includes estimates of payments from GM related to residual support and risk-sharing agreements. If GM were to file for bankruptcy, payment on our unsecured exposures could be delayed or might not occur at all. In addition, we would become an unsecured creditor of GM to the extent that proceeds from the sale of our collateral related to secured exposures are insufficient to repay GM’s obligations to us. Under the terms of certain agreements between GMAC and GM, GMAC has the right to offset certain of its exposures to GM against amounts GMAC owes to GM.

In connection with our dealer floorplan securitizations, if GM either (1) becomes subject to liquidation under Chapter 7 of the U.S. Bankruptcy Code or a similar provision of state or federal law; or (2) ceases to operate as an automobile manufacturer or undertakes to sell all or substantially all of its automobile manufacturing assets or business, in either case, after a petition has been filed under Chapter 11 of the U.S. Bankruptcy Code or a similar provision of state or federal law, then an early amortization event will occur with respect to such securitizations. Principal collections on the dealer accounts will be paid in accordance with the transactions documents, and no additional borrowings may be made during an early amortization period. In addition, if either of the two GM specific events were to occur as indicated above, an immediate event of default would occur under our $11.5 billion secured revolving credit facility that we entered into in June 2008. In this circumstance, all amounts outstanding under this facility would become immediately due and payable and, if the amounts outstanding were not repaid, the collateral securing the facility could be sold by the lender under the facility.

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

In connection with the Sale Transactions, GM settled its estimated liabilities with respect to residual support and risk sharing on a portion of our operating lease portfolio and on the U.S. balloon retail receivables portfolio in a series of lump-sum payments. A negotiated amount totaling approximately $1.4 billion was agreed to by GM under these leases and balloon contracts and was paid to us in 2006. The payments were recorded as a deferred amount in accrued expenses and other liabilities on our Consolidated Balance Sheets. As these contracts terminate and the vehicles are sold at auction, any remaining payments are treated as a component of sales proceeds in recognizing the gain or loss on sale of the underlying assets. As of December 31, 2008, the remaining deferred amount was $18 million.

In addition, with regard to lease originations in the United States and balloon retail contract originations occurring after April 30, 2006, that remained with us after the consummation of the Sale Transactions, GM agreed to begin payment of the present value of the expected residual support owed to us at the time of contract origination as opposed to after contract

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

termination at the time of sale of the related vehicle. The residual support amount GM actually owes us is finalized as the leases actually terminate. Under the terms of the residual support program, in cases where the estimate was incorrect, GM may be obligated to pay us, or we may be obligated to reimburse GM. For the affected contracts originated during the year ended December 31, 2008, GM paid or agreed to pay us $601 million.

Based on the December 31, 2008, outstanding North American operating lease portfolio, the additional maximum amount that could be paid by GM under the residual support programs is approximately $1.4 billion and would only be paid in the event that the proceeds from the entire portfolio of lease assets were lower than both the contractual residual value and our standard residual rates.

Based on the December 31, 2008, outstanding North American operating lease portfolio, the maximum amount that could be paid under the risk-sharing arrangements is approximately $1.7 billion and would only be paid in the event that the proceeds from all outstanding lease vehicles were lower than our standard residual rates.

Retail and lease contracts acquired by us that included rate and residual subvention from GM, payable directly or indirectly to GM dealers as a percent of total new retail and lease contracts acquired, were as follows:

December 31,	2008	2007
GM and affiliates subvented contracts acquired:
North American operations	79%	85%
International operations	40%	42%

Distribution of Operating Lease Assets

In connection with the Sale Transactions, GMAC transferred to GM certain GMAC U.S. lease assets, related secured debt, and other assets as described in Notes 8, 12, and 11, respectively. GMAC retained an investment in a note, which had a balance as of December 31, 2008, of $35 million secured by the lease assets distributed to GM. GMAC continues to service the assets and related secured debt on behalf of GM and receives a fee for this service. As it does for other securitization transactions, GMAC is obligated as servicer to repurchase any lease asset that is in breach of any of the covenants of the securitization documents. In addition, in a number of the transactions securitizing the lease assets transferred to GM, the trusts issued one or more series of floating-rate debt obligations and entered into primary derivative transactions to remove the market risk associated with funding the fixed payment lease assets with floating interest rate debt. To facilitate these securitization transactions, GMAC entered into secondary derivative transactions with the primary derivative counterparties, essentially offsetting the primary derivatives. As part of the distribution, GM assumed the rights and obligations of the primary derivative whereas GMAC retained the secondary, leaving both companies exposed to market value movements of their respective derivatives. GMAC and GM have subsequently entered into derivative transactions with each other intended to offset the exposure each party has to its component of the primary and secondary derivatives.

Exclusivity Arrangement

On November 30, 2006, and in connection with the Sale Transactions, GM and GMAC entered into several service agreements that codified the mutually beneficial historical relationship between the companies. One such agreement was the United States Consumer Financing Services Agreement (the Financing Services Agreement). The Financing Services Agreement, among other things, provided that subject to certain conditions and limitations, whenever GM offers vehicle financing and leasing incentives to customers (e.g., lower interest rates than market rates), it would do so exclusively through GMAC. This requirement was effective through November 2016, and in consideration for this, GMAC paid to GM an annual exclusivity fee and was required to meet certain targets with respect to consumer retail and lease financings of new GM vehicles.

Effective December 29, 2008, and in connection with the approval of GMAC’s application to become a bank holding company, GM and GMAC agreed pursuant to a term sheet (the Term Sheet) to, among other things, modify certain terms and conditions of the Financing Services Agreement. Certain of these amendments include the following: (i) for a two-year period, GM can offer retail financing incentive programs through a third-party financing source under certain specified circumstances, and in some cases subject to the limitation that pricing offered by such third party meets certain restrictions, and after such two-year period GM can offer any such incentive programs on a graduated basis through third parties on a

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

nonexclusive, side-by-side basis with GMAC provided that pricing of such third parties meets certain requirements; (ii) GMAC will have no obligation to provide operating lease financing products; and (iii) GMAC will have no targets against which it could be assessed penalties. After December 24, 2013, GM will have the right to offer retail financing incentive programs through any third-party financing source, including GMAC, without any restrictions or limitations. A primary objective of the Financing Services Agreement continues to be supporting distribution and marketing of GM products. The parties have agreed to work in good faith to executive definitive documentation with respect to an amendment of the Financing Services Agreement on or before March 29, 2009.

GM Call Option

In connection with the Sale Transactions, GM acquired an option to repurchase certain assets from us related to the Automotive Finance operations of our North American operations and our International operations. This option was originally scheduled to expire on the earlier of (i) November 2016 and (ii) the date upon which GM’s common equity interest in GMAC falls below 15%. The Term Sheet provides that this call option will be terminated upon the execution of definitive documentation related to the financing agreements described under “Exclusivity Arrangement” above.

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

GM also provides payment guarantees on certain commercial assets we have outstanding with certain third-party customers. As of December 31, 2008 and 2007, commercial obligations guaranteed by GM were $88 million and $107 million, respectively. Additionally, GM is bound by repurchase obligations to repurchase new vehicle inventory under certain circumstances, such as dealer default. In addition, we have a consignment arrangement with GM for commercial inventories in Europe. As of December 31, 2008 and 2007, wholesale inventories related to this arrangement were $141 million and $90 million, respectively, and are reflected in other assets on our Consolidated Balance Sheets.

On June 4, 2008, GMAC entered into a Loan Agreement (ResCap Facility) with Residential Funding Company, LLC (RFC) and GMAC Mortgage, LLC (GMAC Mortgage) (guaranteed by ResCap and certain of its subsidiaries), pursuant to which GMAC provides a senior secured credit facility with a capacity of up to $3.5 billion. In connection with this agreement, GMAC entered into a Participation Agreement (Participation Agreement) with GM and Cerberus ResCap Financing LLC (Cerberus Fund), pursuant to which GMAC sold GM and Cerberus Fund $750 million in subordinated participations (the Participations) in the loans made pursuant to the ResCap Facility. GM and Cerberus Fund acquired 49% and 51% of the Participations, respectively. On December 29, 2008, GM and Cerberus Fund contributed the Participations to GMAC in exchange for additional common membership interests in GMAC.

In June 2008, an affiliate of Cerberus Capital Management, L.P. (Cerberus) purchased certain assets of ResCap with a carrying value of approximately $479 million for consideration consisting of $230 million in cash and Series B junior preferred membership interests in a newly formed entity, CMH Holdings, LLC (CMH), which is not a subsidiary of ResCap and the managing member of which is an affiliate of Cerberus. CMH purchased model home and lot option assets from ResCap. CMH is consolidated into ResCap, and thus GMAC, under FIN 46(R), Consolidation of Variable Interest Entities, as ResCap remains the primary beneficiary. In conjunction with this agreement, Cerberus has entered into both term and revolving loans with CMH. The term loan principal amount is equal to $230 million, and the revolving loan maximum amount is $10 million. The loans will mature on June 30, 2013, and are secured by a pledge of all of the assets of CMH. At December 31, 2008, the outstanding balance of the term loan was $8 million, and interest expense was $46 million for the year ended December 31, 2008.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

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

•

On September 30, 2008, ResCap completed the sale of certain of its model home assets to MHPool Holdings LLC (MHPool Holdings), an affiliate of Cerberus, for cash consideration consisting of approximately $80 million, subject to certain adjustments, primarily relating to the sales of homes between June 20, 2008, and September 30, 2008, resulting in a net purchase price from MHPool Holdings of approximately $59 million. The loss on sale was $41 million. The purchase price is subject to further post-closing adjustments that are not expected to be material.

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

21.	Comprehensive Income (Loss)

Comprehensive income is composed of net income and other comprehensive income (loss), which includes the after-tax change in unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments, cash flow hedging activities, and SFAS 158 adoption. The following table presents the components and annual activity in other comprehensive income (loss):

($ in millions)	Unrealized gains (losses) on investment securities (a)	Translation adjustments (b)	Cash flow hedges	Defined benefit pension plans over/(under) funded	Accumulated other comprehensive income (loss)
Balance at December 31, 2005	$537	$71	$222	$—	$830
2006 net change	(431)	291	(205)	—	(345)

Balance at December 31, 2006	106	362	17	—	485
2007 net change	(14)	490	(26)	17	467

Balance at December 31, 2007	92	852	(9)	17	952
2008 net change	(164)	(1,020)	(19)	(138)	(1,341)

Balance at December 31, 2008	$(72)	$(168)	$(28)	$(121)	$(389)

(a)	Primarily represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio
(b)	Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar. Net change amounts are net of tax benefit of $61 million, tax expense of $11 million, and tax benefit of $37 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The net changes in the following table represent the sum of net unrealized gains (losses) of available-for-sale securities and net unrealized gains (losses) on cash flow hedges with the respective reclassification adjustments. Reclassification adjustments are amounts recognized in net income during the current year and that were reported in other comprehensive income (loss) in previous years. The 2006 amounts also include the cumulative effect of a change in accounting principle due to the adoption of SFAS 156. SFAS 156, upon initial adoption, permitted a one-time reclassification of available-for-sale securities to trading securities for securities, which were identified as offsetting an entity’s exposure or liabilities that a servicer elects to subsequently measure at fair value.

Year ended December 31, ($ in millions)	2008	2007	2006
Available-for-sale securities:
Cumulative effect of a change in accounting principle, net of taxes:
Transfer of unrealized loss for certain available-for-sale securities	$—	$—	$17
Net unrealized (losses) gains arising during the period, net of taxes (a)	(255)	(1)	204
Reclassification adjustment for net losses (gains) included in net income, net of taxes (b)	91	(13)	(652)

Net change	(164)	(14)	(431)

Cash flow hedges:
Net unrealized losses on cash flow hedges, net of taxes (c)	(24)	(71)	(207)
Reclassification adjustment for net losses included in net income, net of taxes (d)	5	45	2

Net change	$(19)	$(26)	$(205)

(a)	Net of tax benefit of $153 million for 2008, tax expense of $24 million for 2007, and tax expense of $106 million for 2006.
(b)	Net of tax expense of $49 million for 2008, tax expense of $8 million for 2007, and $351 million for 2006.
(c)	Net of tax benefit of $12 million for 2007 and tax benefit of $121 million for 2006. There was no tax impact for 2008.
(d)	Net of tax benefit of $12 million for 2007 and $1 million for 2006. There was no tax impact for 2008.

22.	Fair Value

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

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

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

•

Available-for-sale securities — Available-for-sale securities are carried at fair value, which is primarily based on observable market prices. If observable market prices are not available, our valuations are based on internally developed discounted cash flow models that use a market-based discount rate and consider recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. In order to estimate cash flows, we are required to utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (including prepayment speeds, delinquency levels, and credit losses). We classified 13% of the available-for-sale securities reported at fair value as Level 3. Available-for-sale securities account for 22% of all assets reported at fair value at December 31, 2008.

•

Trading securities — Trading securities are recorded at fair value and include retained interests in assets sold through off-balance sheet securitizations and purchased securities. The securities may be asset-backed or asset-related asset-backed securities (including senior and subordinated interests), interest-only, principal-only, or residual interests and may be investment grade, noninvestment grade, or unrated securities. We base our valuation of trading securities on observable market prices when available; however, observable market prices are not available for a significant portion of these assets due to illiquidity in the markets. When observable market prices are not available, valuations are primarily based on internally developed discounted cash flow models that use a market-based discount rate. The valuation considers recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. In order to estimate cash flows, we utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (e.g., prepayment speeds, delinquency levels, and credit losses). We classified 75% of the trading securities reported at fair value as Level 3. Trading securities account for 7% of all assets reported at fair value at December 31, 2008.

•

Loans held-for-sale — The entire loans held-for-sale portfolio is accounted for at the lower of cost or fair value. Only loans that are currently being carried at fair value are included within the accompanying nonrecurring fair value measurement tables. We classified 63% of the loans held-for-sale reported at fair value as Level 3. Loans held-for-sale account for 9% of all assets reported at fair value at December 31, 2008.

Approximately 6% of the total loans held-for-sale and carried at fair value are automotive loans. We based our valuation of automotive loans held-for-sale on internally developed discounted cash flow models or terms established under fixed-pricing forward flow agreements and have classified all these loans as Level 3. These valuation models estimate the exit price we expect to receive in the loan’s principal market, which depending upon characteristics of the loans may be the whole-loan market, the securitization market, or committed prices contained in forward sale agreements. Although we utilize and give priority to market observable inputs, such as interest rates and market spreads within these models, we are typically required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. While numerous controls exist to calibrate, corroborate, and validate these internal inputs, these internal inputs require the use of judgment and can have a significant impact on the determination of the loan’s value. Accordingly, we classified all automotive loans held-for-sale as Level 3.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Approximately 94% of the total loans carried at fair value are mortgage loans. We originate or purchase mortgage loans in the United States that we intend to sell to Fannie Mae, Freddie Mac, and Ginnie Mae (collectively, the Agencies). Additionally, we originate or purchase mortgage loans both domestically and internationally that we intend to sell into the secondary markets via whole-loan sales or securitizations.

Mortgage loans held-for-sale are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility (domestic only), product type, interest rate, and credit quality. Two valuation methodologies are used to determine the fair value of loans held-for-sale. The methodology used depends on the exit market as described below.

Loans valued using observable market prices for identical or similar assets — This includes all domestic loans that can be sold to the Agencies, which are valued predominantly by published forward agency prices. This will also include all nonagency domestic loans or international loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value) or quoted market prices for similar loans are available. As these valuations are derived from quoted market prices, we classify these valuations as Level 2 in the fair value disclosures. As of December 31, 2008, 40% of the mortgage loans held-for-sale currently being carried at fair value are classified as Level 2. Due to the current illiquidity of the mortgage market, it may be necessary to look for alternative sources of value, including the whole-loan purchase market for similar loans and place more reliance on the valuations using internal models.

Loans valued using internal models — To the extent observable market prices are not available, we will determine the fair value of loans held-for-sale using internally developed valuation models. These valuation models estimate the exit price we expect to receive in the loan’s principal market, which depending upon characteristics of the loan, may be the whole-loan or securitization market. Although we utilize and give priority to market observable inputs such as interest rates and market spreads within these models, we are typically required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. While numerous controls exist to calibrate, corroborate, and validate these internal inputs. The generation of these internal inputs requires the use of judgment and can have a significant impact on the determination of the loan’s fair value. Accordingly, we classify these valuations as Level 3 in the fair value disclosures. As of December 31, 2008, 60% of the mortgage loans held-for-sale currently being carried at fair value are classified as Level 3.

Due to limited sales activity and periodically unobservable prices in certain markets, certain loans held-for-sale may transfer between Level 2 and Level 3 in future periods.

•

Consumer finance receivables and loans, net of unearned income — Under SFAS 159, we elected the fair value option for certain mortgage loans held-for-investment. The elected loans collateralized on-balance sheet securitization debt in which we estimated credit reserves pertaining to securitized assets that could have, or already had, exceeded our economic exposure. The elected loans represent a portion of the consumer finance receivable and loans on the Consolidated Balance Sheets. The balance that was not elected under SFAS 159 was reported on the balance sheet at the principal amount outstanding, net of charge-offs, allowance for loan losses, and net deferred loan fees.

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

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Since this approach involves the use of significant unobservable inputs, we classified all the mortgage loans held-for-investment elected under SFAS 159 as Level 3. As of December 31, 2008, all consumer finance receivables and loans reported at fair value are classified as Level 3. Consumer finance receivables and loans account for 7% of all assets reported at fair value at December 31, 2008. Refer to the section within this note titled Fair Value Option of Financial Assets and Financial Liabilities (SFAS 159) for additional information.

•

Investment in operating leases, net — In light of the prevailing market conditions, particularly weakness in the economy and the associated decline in demand for certain used vehicle values, we evaluated our investment in operating leases for impairment in accordance with SFAS 144. During the year ended December 31, 2008, we recognized impairment of $1.2 billion related to our investment in operating leases. We determined a lease was impaired when the undiscounted expected cash flows was lower than the carrying value of the asset. The fair value of these impaired leases was then measured based upon discounted cash flows. We considered all the discounted expected cash flows when determining the fair value, including customer payments, the expected residual value upon remarketing the vehicle at lease termination, and future payments from GM under residual risk-sharing agreements. Based upon the use of internally developed discounted cash flow models, we classified all the impaired leases as Level 3. Our investment in operating leases accounts for 17% of all assets reported at fair value at December 31, 2008. For further details with respect to impaired operating leases, refer to Note 8 — Impairment of Investment in Operating Leases.

•

Mortgage servicing rights — We typically retain MSRs when we sell assets into the secondary market. MSRs do not trade in an active market with observable prices; therefore, we use internally developed discounted cash flow models to estimate the fair value of MSRs. These internal valuation models estimate net cash flows based on internal operating assumptions that we believe would be used by market participants, combined with market-based assumptions for loan prepayment rates, interest rates, and discount rates that we believe approximate yields required by investors in this asset. Cash flows primarily include servicing fees, float income, and late fees, in each case less operating costs to service the loans. The estimated cash flows are discounted using an option-adjusted spread derived discount rate. All MSRs are classified as Level 3 at December 31, 2008. MSRs account for 10% of all assets reported at fair value at December 31, 2008.

•

Derivative instruments — We manage risk through our balance of loan production and servicing businesses while using portfolios of financial instruments, including derivatives, to manage risk related specifically to the value of loans held-for-sale, loans held-for-investment, MSRs, foreign currency debt, and enter into interest rate swaps to facilitate transactions where the underlying receivables are sold to a nonconsolidated QSPE. During the twelve months ended December 31, 2008, we recorded net economic hedge gains of $1.2 billion. Refer to Note 16 for additional information regarding changes in the fair value of economic hedges.

We enter into a variety of derivative financial instruments as part of our hedging strategies. Certain of these derivatives are exchange traded, such as Eurodollar futures, or traded within highly active dealer markets, such as agency to-be-announced securities. To determine the fair value of these instruments, we utilize the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 1. We classified less than 1% of the derivative assets and 3% of the derivative liabilities reported at fair value as Level 1 at December 31, 2008.

We also execute over-the-counter derivative contracts, such as interest rate swaps, floors, caps, corridors, and swaptions. We utilize third-party-developed valuation models that are widely accepted in the market to value these over-the-counter derivative contracts. The specific terms of the contract and market observable inputs (such as interest rate forward curves and interpolated volatility assumptions) are entered into the model. These over-the-counter derivative contracts were classified as Level 2 at December 31, 2008, because all significant inputs into these markets were market observable. We classified 69% of the derivative assets and 44% of the derivative liabilities reported at fair value as Level 2 at December 31, 2008.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

We also hold certain derivative contracts that are structured specifically to meet a particular hedging objective. These derivative contracts often are utilized to hedge risks inherent within certain on-balance sheet securitizations. To hedge risks on particular bond classes or securitization collateral, the derivative’s notional amount is often indexed to the hedged item. As a result, we typically are required to use internally developed prepayment assumptions as an input into the model, in order to forecast future notional amounts on these structured derivative contracts. Accordingly, these derivative contracts were classified as Level 3. We classified 31% of the derivative assets and 53% of the derivative liabilities reported at fair value as Level 3 at December 31, 2008.

SFAS 157 requires an entity to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring fair value of a liability. We consider our credit risk and the credit risk of our counterparties in the valuation of derivative instruments through a credit valuation adjustment (CVA). The CVA calculation utilizes our credit default swap spreads and the spreads of the counterparty. The CVA calculates the probable or potential future exposure on the derivative under different interest and currency exchange rate environments using a simulation tool. For each simulation, a CVA is calculated using either our credit default spread, or the default spread of the counterparty, and the potential exposure of the simulation.

Derivative assets account for 17% of all assets reported at fair value at December 31, 2008. Derivative liabilities account for 58% of all liabilities reported at fair value at December 31, 2008.

•

Repossessed and foreclosed assets — Foreclosed upon or repossessed assets resulting from loan defaults are carried at the lower of either cost or fair value less costs to sell and are included in other assets on the Consolidated Balance Sheets. Only assets that are being carried at fair value less costs to sell are included in the fair value disclosures.

The majority of assets acquired due to default are foreclosed assets. We revalue foreclosed assets on a periodic basis. Properties that are valued based upon independent third-party appraisals less costs to sell are classified as Level 2. When third-party appraisals are not obtained, valuations are typically obtained from third-party broker price opinion; however, depending on the circumstances, the property list price or other sales price information may be used in lieu of a broker price opinion. Based on historical experience, these values are adjusted downward to take into account damage and other factors that typically cause the actual liquidation value of foreclosed properties to be less than broker price opinion or other price sources. This valuation adjustment is necessary to ensure the valuation ascribed to these assets considers unique factors and circumstances surrounding the foreclosed asset. As a result of applying internally developed adjustments to the third-party-provided valuation of the foreclosed property, these assets are classified as Level 3 in the fair value disclosures. As of December 31, 2008, 38% and 62% of foreclosed and repossessed properties carried at fair value less costs to sell are classified as Level 2 and Level 3, respectively. Repossessed and foreclosed assets account for 2% of all assets reported at fair value at December 31, 2008.

•

Investment in used vehicles held-for-sale — Our investment in used vehicles is carried at the lower of either cost or fair value less costs to sell and is included in other assets on the Consolidated Balance Sheets. Only assets that are being carried at fair value less costs to sell are included in the nonrecurring fair value tables. The prevailing market conditions, primarily weakness in the economy of the United States and Canada, have created a decline in used vehicle prices, which lowered the fair value of certain vehicles below cost. The fair value was determined based on our recent remarketing experience related to our investment in used vehicles held-for-sale. We classified all these assets as Level 3. Our investment in used vehicles held-for-sale accounts for 2% of all assets reported at fair value at December 31, 2008.

•

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

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

We value securitization debt that was elected pursuant to the fair value option and any economically retained positions using market observables prices whenever possible. The securitization debt is principally in the form of asset- and mortgage-backed securities collateralized by the underlying mortgage loans held-for-investment. Due to the attributes of the underlying collateral and current market conditions, observable prices for these instruments are typically not available in active markets. In these situations, we consider observed transactions as Level 2 inputs in our discounted cash flow models. Additionally, the discounted cash flow models utilize other market observable inputs such as interest rates, and internally derived inputs including prepayment speeds, credit losses, and discount rates. Fair value option elected financing securitization debt is classified as Level 3 as a result of the reliance on significant assumptions and estimates for model inputs. On-balance sheet securitization debt accounts for 42% of all liabilities reported at fair value at December 31, 2008. As a result of reduced liquidity in capital markets, values of both the elected loans and the securitized debt are expected to be volatile. Refer to the section within this note Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159) for a complete description of these securitizations.

•

Collateralized debt obligations — We elected the fair value option for all collateralized debt obligations (CDOs). CDOs are collateralized by trading securities, which are already carried at fair value. During the fourth quarter of 2008, we sold 100% of our ownership in the CDOs, which resulted in deconsolidation. Refer to the section within this note titled Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159) for a complete description of the CDOs.

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

	Recurring fair value measures
December 31, 2008 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities:
Available-for-sale securities	$1,736	$3,867	$885	$6,488
Trading securities	1	486	1,467	1,954
Consumer finance receivables and loans, net of unearned income (a)	—	—	1,861	1,861
Mortgage servicing rights	—	—	2,848	2,848
Other assets:
Cash reserve deposits held-for-securitization trusts	—	—	35	35
Derivative (liabilities) assets, net (b)	(51)	2,263	149	2,361
Restricted cash collections for securitization trusts	—	—	6	6

Total assets	$1,686	$6,616	$7,251	$15,553

Liabilities
Secured debt:
On-balance sheet securitization debt (a)	$—	$—	$(1,899)	$(1,899)

Total liabilities	$—	$—	$(1,899)	$(1,899)

(a)	Carried at fair value due to fair value option election under SFAS 159.
(b)	At December 31, 2008, derivative assets within Level 1, Level 2, and Level 3 were $21 million, $3.4 billion, and $1.5 billion, respectively. Additionally, derivative liabilities within Level 1, Level 2, and Level 3 were $72 million, $1.1 billion, and $1.4 billion, respectively.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The following table presents the reconciliation for all Level 3 assets and liabilities measured at fair value on a recurring basis. We often economically hedge the fair value change of our assets or liabilities with derivatives and other financial instruments. The Level 3 items presented below may be hedged by derivatives and other financial instruments that are classified as Level 1 or Level 2. Thus, the following tables do not fully reflect the impact of our risk management activities.

($ in millions)	Level 3 recurring fair value measurements
	Fair value as of January 1, 2008	Net realized/ unrealized gains (losses)			Purchases, issuances, and settlements, net	Net transfers in of Level 3	Fair value as of December 31, 2008	Net unrealized (losses) gains included in earnings still held as of December 31, 2008
		Included in earnings		Included in other comprehensive income (j)
Assets
Investment securities
Available-for-sale securities	$1,249	$(122	) (b)	$—	$(242)	$—	$885	$(116	) (b)
Trading securities	2,726	(867	) (c)	(16)	(376)	—	1,467	(709	) (c)
Consumer finance receivables and loans, net of unearned income (a)	6,684	(2,391	) (d)	—	(2,432)	—	1,861	(3,467	) (d)
Mortgage servicing rights	4,713	(2,333	) (e)	—	468	—	2,848	(2,250	) (e)
Other assets
Cash reserve deposits held-for-securitization trusts	30	(6	) (c)	—	11	—	35	(281	) (c)
Fair value of derivative contracts in (liability) receivable position, net	(46)	539	(f)	22	(368)	2	149	767	(f)
Restricted cash collections for securitization trusts	111	(15	) (g)	(7)	(83)	—	6	(15	) (g)

Total assets	$15,467	$(5,195)		$(1)	$(3,022)	$2	$7,251	$(6,071)

Liabilities
Secured debt
On-balance sheet securitization debt (a)	$(6,734)	$2,478	(h)	$—	$2,357	$—	$(1,899)	$2,916	(h)
Collateralized debt obligations (a)	(351)	101	(i)	—	250	—	—	111	(i)

Total liabilities	$(7,085)	$2,579		$—	$2,607	$—	$(1,899)	$3,027

(a)	Carried at fair value due to fair value option election under SFAS 159.
(b)	Reported as investment income (loss) in the Consolidated Statement of Income, except securitization trust interests, which are reported as other income, net of losses in the Consolidated Statement of Income.
(c)	Reported as investment income (loss) in the Consolidated Statement of Income.
(d)	The fair value adjustment is reported as other income, net of losses and the related interest is reported as consumer financing revenue in the Consolidated Statement of Income.
(e)	Fair value adjustment reported as servicing asset valuation and hedge activities, net in the Consolidated Statement of Income.
(f)	Derivative instruments relating to risks associated with debt are reported as interest expense in the Consolidated Statement of Income, while derivatives relating to risks associated with mortgage loans held-for-sale are reported as investment income (loss). The remaining derivative earnings are reported as other income, net of losses in the Consolidated Statement of Income.
(g)	Reported as other operating expenses in the Consolidated Statement of Income.
(h)	The fair value adjustment is reported as other income, net of losses and the related interest is reported as interest expense in the Consolidated Statement of Income.
(i)	Reported as investment income (loss) and the related interest is reported as interest expense in the Consolidated Statement of Income.
(j)	Includes foreign currency translation adjustments, if any.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Nonrecurring Fair Value

We may be required to measure certain assets and liabilities at fair value from time to time. These periodic fair value measures typically result from the application of lower of cost or fair value accounting or certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under SFAS 157.

The following table displays the assets and liabilities measured at fair value on a nonrecurring basis.

December 31, 2008 ($ in millions)	Nonrecurring fair value measures				Lower of cost or fair value or credit allowance	Total losses included in earnings for the year ended
	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale (a)	$—	$925	$1,550	$2,475	$(917)	(g)
Commercial finance receivables and loans, net of unearned income (b)	—	566	1,511	2,077	(703)	(g)
Investment in operating leases, net (c)	—	—	4,730	4,730	(f)	$(1,234)
Other assets:
Real estate and other investments (c)	—	81	—	81	(f)	(54)
Repossessed and foreclosed assets, net (d)	—	250	405	655	(256)	(g)
Goodwill (e)	—	—	—	—	(f)	(16)
Investment in used vehicles held-for-sale (a)	—	—	461	461	(86)	(g)

Total assets	$—	$1,822	$8,657	$10,479	$(1,962)	$(1,304)

n/m = not meaningful

(a)	Represents assets held-for-sale that are required to be measured at lower of cost or fair value in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities or SOP 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Only assets with fair values below cost as of December 31, 2008, are included in the table above. The related valuation allowance represents the cumulative adjustment to fair value of those specific loans.
(b)	Represents the portion of the commercial portfolio impaired as of December 31, 2008, under SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The related credit allowance represents the cumulative adjustment to fair value of those specific receivables. Refer to Note 1 for additional information related to impaired loans.
(c)	Represents assets impaired as of December 31, 2008, under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The total loss included in earnings represents adjustments to the fair value of the portfolio based on actual sales during the year ended December 31, 2008.
(d)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value less costs to sell.
(e)	Represents goodwill impaired as of December 31, 2008, under SFAS No. 142, Goodwill and Other Intangible Assets. The entire goodwill balance of our North American Automotive Finance operations and our Commercial Finance Group were deemed to have a fair value of zero as of December 31, 2008.
(f)	The total loss included in earnings is the most relevant indicator of the impact on earnings.
(g)	We consider the applicable valuation or credit loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or credit loss allowance.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

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

($ in millions)	December 31, 2007 carrying value before adoption	Cumulative effect adjustment to January 1, 2008 retained earnings gain (loss)	January 1, 2008 carrying value after adoption
Assets
Consumer finance receivables and loans, net of unearned income (a)	$10,531	$(3,847)	$6,684
Liabilities
Secured debt:
On-balance sheet securitization debt	$(10,367)	$3,633	$(6,734)
Collateralized debt obligations	(386)	35	(351)

Pretax cumulative effect of adopting SFAS 159		$(179)

After-tax cumulative effect of adopting SFAS 159		$(178)

(a)	Includes the removal from the Consolidated Balance Sheet of the $489 million of allowance for loan losses.

The following are descriptions of financial assets and financial liabilities elected to be measured at fair value under SFAS 159.

•

On-balance sheet securitizations — In prior years, ResCap executed certain domestic securitizations that did not meet sale criteria under SFAS 140. As part of these domestic on-balance sheet securitizations, we typically retained the economic residual interest in the securitization. The economic residual entitles us to excess cash flows that remain at each distribution date after absorbing any credit losses in the securitization. Because sale treatment was not achieved under SFAS 140, the mortgage loan collateral remained on the balance sheet and was classified as consumer finance receivable and loans, the securitization’s debt was classified as secured debt, and the economic residuals were not carried on the balance sheet. After execution of the securitizations, we were required under GAAP to continue recording an allowance for credit losses on these held-for-investment loans.

As a result of market conditions and deteriorating credit performance of domestic residential mortgages, our economic exposure on certain of these domestic on-balance sheet securitizations were reduced to zero or approximating zero, thus indicating we expected minimal to no future cash flows to be received on the economic residual. While we no longer were economically exposed to credit losses in the securitizations, we were required to continue recording additional allowance for credit losses on the securitization collateral as credit performance deteriorated. Further, in accordance with GAAP, we did not record any offsetting reduction in the securitization’s debt balances, even though any nonperformance of the assets would ultimately pass through as a reduction of the amount owed to the debt holders, once they are contractually extinguished. As a result, we were required to record accounting losses beyond our economic exposure.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

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

As part of the cumulative effect of adopting SFAS 159, we removed various items that were previously included in the carrying value of the respective consumer loans and on-balance sheet securitization debt. We removed $489 million of allowance for credit losses and other net deferred and upfront costs included in the carrying value of the fair value-elected loans and debt. The removal of these items and the adjustment required to have the carrying value equal fair value at January 1, 2008, resulted in a $3.8 billion decrease recorded to beginning retained earnings for the fair value-elected mortgage loans held-for-investment (of which $556 million was our estimate of the decrease in fair value to credit quality) offset by a $3.6 billion gain related to the elected on-balance sheet securitization debt. These fair value option elections did not have a material impact on our deferred tax balances.

Subsequent to the fair value election for loans held-for-investment, we continued to carry the fair value-elected loans within consumer finance receivable and loans, net of unearned income, on the Consolidated Balance Sheets. We no longer record allowance for credit losses on these fair value-elected loans, and amortization of net deferred costs/fees no longer occurs because the deferred amounts were removed as part of the cumulative effect of adopting SFAS 159. Our policy is to separately record interest income on the fair value-elected loans unless the loans are placed on nonaccrual status when they are 60 days past due; these amounts continue be classified within consumer financing revenue in the Consolidated Statement of Income. The fair value adjustment recorded for the loans is classified as other income, net of losses in the Consolidated Statement of Income.

Subsequent to the fair value election for the respective on-balance sheet securitization debt, we no longer amortize upfront transaction costs on the fair value-elected securitization debt since these deferred amounts were removed as part of the cumulative effect of adopting SFAS 159. The fair value-elected debt balances continue to be recorded as secured debt on the Consolidated Balance Sheets. Our policy is to separately record interest expense on the fair value-elected securitization debt, which continues to be classified within interest expense in the Consolidated Statement of Income. The fair value adjustment recorded for this fair value-elected debt is classified within other income, net of losses in the Consolidated Statement of Income.

•

Collateralized debt obligations — Our ResCap operations executed two collateralized debt obligation securitizations in 2004 and 2005 named CDO I and CDO II. Similar to the on-balance sheet securitizations discussed above, we retained certain economic interests in the CDOs that entitled us to the excess cash flows that remain at each distribution date, after absorbing any credit losses in the CDOs. These CDOs were required to be consolidated under FIN 46(R), thus the CDO collateral remained on the Consolidated Balance Sheets as investment securities. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the collateral is recorded at fair value on the Consolidated Balance Sheets, with revaluation adjustments recorded through current period earnings. The fair value adjustments related to investment securities are classified within investment income in the Consolidated Statement of Income. The CDO debt issued to third parties, which was required to be carried at amortized cost, was classified as secured debt on the Consolidated Balance Sheets. Our retained economic interests are not carried on the Consolidated Balance Sheets.

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

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

beyond our economic exposure. In order to mitigate the divergence between accounting losses and economic exposure, we elected the fair value option for the debt balances recorded for CDO I and CDO II on January 1, 2008.

As part of the cumulative effect of adopting SFAS 159, we removed deferred upfront securitization costs related to CDO I and CDO II. The removal of the deferred deal costs and the adjustment required to have the carrying value equal fair value at January 1, 2008, resulted in a net cumulative-effect adjustment recorded to beginning retained earnings of $35 million. These fair value option elections did not have a material impact on our deferred tax balances.

Subsequent to the fair value option election for the CDO debt, we no longer amortize upfront securitization costs for these transactions, as these amounts were removed as part of the cumulative effect of adopting SFAS 159. During the fourth quarter of 2008, we sold 100% of our ownership in CDOs, including all management responsibilities.

The following summarizes the fair value option elections and information regarding the amounts recorded within earnings for each fair value option elected item.

	Changes included in the Consolidated Statement of Income for the year ended December 31, 2008
($ in millions)	Consumer financing revenue	Interest expense	Investment income	Other income	Total included in earnings	Change in fair value due to credit risk (a)
Assets
Consumer finance receivables and loans, net of unearned income	$709	$—	$—	$(3,101)	$(2,392)	$(809	) (b)
Liabilities
Secured debt:
On-balance sheet securitization debt	$—	$(387)	$—	$2,865	$2,478	$618	(c)
Collateralized debt obligations	—	(10)	111	—	101	—	(d)

Total					$187

(a)	Factors other than credit quality that impact fair value include changes in market interest rates and the illiquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.
(b)	The credit impact for consumer finance receivables and loans were quantified by applying internal credit loss assumptions to cash flow models.
(c)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero, at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.
(d)	The credit impact for collateralized debt obligations is assumed to be zero until our economic interests in the securitization is reduced to zero, at which point the losses projected on the underlying collateral will be expected to be passed through to the securitization’s bonds. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

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

December 31, 2008 ($ in millions)	Unpaid principal balance	Loan advances/ other		Accrued interest		Fair value allowance		Fair value
Assets
Consumer finance receivables and loans, net of unearned income:
Total loans	$8,735	$(135)		$90		$(6,829)		$1,861
Nonaccrual loans	1,695		(b)		(b)		(b)		(b)
Loans 90+ days past due (a)	1,204		(b)		(b)		(b)		(b)
Liabilities
Secured debt:
On-balance sheet securitization debt	$(8,414)		$(2)	$(18)		$6,535		$(1,899)

(a)	Loans 90+ days past due are also presented within the nonaccrual loan balance.
(b)	The fair value of loans held-for-sale is calculated on a pooled basis, which does not allow us to reliably estimate the fair value of loans 90+ days past due or nonaccrual loans. As a result, the fair value of these loans is not included in the table above. Unpaid principal balances were provided to allow assessment of the materiality of loans 90+ days past due and nonaccrual loans relative to total loans. For further discussion regarding the pooled basis, refer to the previous section of this note titled, Consumer finance receivables, net of unearned income.

Fair Value of Financial Instruments (SFAS 107)

The following table presents the carrying and estimated fair value of assets and liabilities considered financial instruments under Statements of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107). Accordingly, certain items that are not considered financial instruments are excluded from the table. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based upon appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein is based on information available at December 31, 2008 and 2007. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates; therefore, the current estimates of fair value at dates after December 31, 2008 and 2007, could differ significantly from these amounts.

	2008		2007
	Carrying	Fair	Carrying	Fair
December 31, ($ in millions)	value	value	value	value
Financial assets
Investment securities	$8,445	$8,445	$16,740	$16,740
Loans held-for-sale	7,919	8,182	20,559	20,852
Finance receivables and loans, net	96,640	91,026	124,759	122,378
Notes receivable from GM	1,655	1,655	1,868	1,868
Derivative assets	5,014	5,014	4,448	4,448
Financial liabilities
Debt (a)	126,771	106,119	193,547	179,400
Deposit liabilities	19,221	19,298	12,851	13,020
Derivative liabilities	2,653	2,653	1,311	1,311

(a)	Debt includes deferred interest for zero-coupon bonds of $450 million and $399 million for 2008 and 2007, respectively.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The following describes the methodologies and assumptions used to determine fair value for the respective classes of financial instruments.

•

Investment securities — Bonds, equity securities, notes, and other available-for-sale investment securities are carried at fair value. Refer to the previous sections of this note titled Available-for-sale securities and Trading securities for a description of the methodologies and assumptions used to determine fair value. Held-to-maturity investment securities are carried at amortized cost. The fair value of the held-to-maturity investment securities is based on valuation models using market-based assumptions.

•	Loans held-for-sale — Refer to the previous section of this note also title Loans held-for-sale for a description of methodologies and assumptions used to determine fair value.

•

Finance receivables and loans, net — The fair value of finance receivables was based on discounted future cash flows using applicable spreads to approximate current rates applicable to each category of finance receivables (an income approach as defined by SFAS 157). The carrying value of wholesale receivables and certain other automotive and mortgage lending receivables for which interest rates reset on a short-term basis with applicable market indices are assumed to approximate fair value either because of the short-term nature or because of the interest rate adjustment feature. The fair value of mortgage loans held-for-investment was based on discounted cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality (an income approach as defined by SFAS 157); the net realizable value of collateral (a market approach); and/or the estimated sales price based on quoted market prices where available or actual prices received on comparable sales of mortgage loans to investors (a market approach). In addition to the previously mentioned valuation methods, we also followed FSP FAS No. 157-3, Determining Fair Value of a Financial Asset in a Market that is Not Active. As such, we assumed the price that would be received in an orderly transaction and not forced liquidation or distressed sale.

•

Notes receivable from GM — The fair value is estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to certain categories of other financing assets. These loans are heavily collateralized and are short-term in nature.

•	Derivative assets and liabilities — Refer to the previous section of this note titled Derivative instruments for a description of the methodologies and assumptions used to determine fair value.

•

Debt — The fair value of debt was determined using quoted market prices for the same or similar issues, if available, or was based on the current rates offered to us for debt with similar remaining maturities.

•

Deposit liabilities — Deposit liabilities represent certain consumer bank deposits as well as mortgage escrow deposits. The fair value of deposits with no stated maturity is equal to their carrying amount. The fair value of fixed-maturity deposits was estimated by discounting cash flows using currently offered rates for deposits of similar maturities.

23.	Variable Interest Entities

The following describes the VIEs that we have consolidated or in which we have a significant variable interest as described in FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46(R)).

•

Off-balance sheet securitization trusts — We sells pools of residential loans through securitization transactions that qualify for off-balance sheet treatment. Under SFAS 140, these entities are set up as trusts and are considered QSPEs. We do not consolidate these QSPEs as they are specifically out of scope of FIN 46(R) and are not allowed to be consolidated under SFAS 140.

Additionally, in certain securitization transactions, we transfer consumer finance receivables and wholesale lines of credit into bank-sponsored, multiseller, commercial paper conduits. These conduits provide a funding source to us (and to other transferors into the conduit) as they fund the purchase of the receivables through the issuance of commercial paper. Total assets outstanding in these bank-sponsored conduits approximated $3.9 billion

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

as of December 31, 2008. Although we have variable interests in these conduits, we are not considered to be the primary beneficiary, as we do not retain the majority of the expected losses or returns. We do not consolidate these conduits as they are specifically out of scope of FIN 46(R) and are not allowed to be consolidated under SFAS 140. Our maximum exposure to loss because of our involvement with these nonconsolidated VIEs is $134 million and would only be incurred in the event of a complete loss on the assets that we transferred.

•

On-balance sheet securitization trusts — We have certain securitization transactions that are not QSPEs and are VIEs within the scope of FIN 46(R). We typically hold the first loss position in these securitization transactions and as a result, anticipates absorbing the majority of the expected losses of the VIE. Accordingly, we are the primary beneficiary and thus have consolidated these securitization trusts entities. The assets of the consolidated securitization trusts totaled $20.2 billion and $35.8 billion at December 31, 2008 and 2007, respectively. The majority of the assets are included as finance receivables and loans, net of unearned interest in the Consolidated Balance Sheet. The liabilities of these securitization trust entities totaled $17.0 billion and $32.8 billion at December 31, 2008 and 2007, respectively. The majority of these liabilities were included secured debt in the Consolidated Balance Sheet.

The nature, purpose, activities, and our continuing involvement with the consolidated securitization trusts are virtually identical to our off-balance sheet securitization trusts, which are discussed in Note 7. We have not provided financial or other support to the consolidated securitization trusts that was not previously contractually required to be provided. The assets of the securitization trusts generally are the sole source of repayment on the securitization trusts’ liabilities. The creditors of the securitization trusts do not have recourse to our general credit, with the exception of the customary representation and warranty repurchase provisions and, in certain transactions, early payment default provisions, as discussed in Note 26.

During the fourth quarter of 2008, we completed the sale of residual cash flows related to a number of on-balance sheet securitization trusts and the necessary actions to cause the securitization trusts to satisfy the QSPE requirements of SFAS 140. The combination of those actions resulted in the derecognition of various securitization trusts and the removal of $2.4 billion in finance receivables at the unpaid principal balance, net of related allowance for loan loss of $127 million, $37 million of real-estate owned assets, $2.5 billion of secured debt, and capitalization of $7 million of mortgage servicing rights for the year ended December 31, 2008. Similar actions were taken during the second, third and fourth quarters of 2007 resulting in the removal of $25.9 billion in finance receivables at the unpaid principal balance, net of related allowance for loan loss of $1.5 billion, $626 million of real-estate owned assets, $26.6 billion of secured debt, capitalization of $76 million of mortgage servicing rights, and gains on sale totaling $526 million for the year ended December 31, 2007.

During 2008, we executed an amendment to a retail automotive securitization transaction that was classified as a QSPE under SFAS 140 and therefore was unconsolidated. The amendment contractually required us to deposit additional cash into a collateral account held by the trust. Management determined the amendment caused the trust to no longer be classified as a QSPE. As a result, the trust became a consolidated entity in accordance with FIN 46(R).

•

Mortgage warehouse funding — ResCap transfers international residential mortgage loans into SPEs in order to obtain funding. The facilities have advance rates less than 100% of the pledged asset values and in certain cases, ResCap has provided a subordinated loan to the facility to serve as additional collateral. For certain facilities there is an unconditional guarantee by ResCap of the entity’s repayment on the related debt to the facility, which provides the facility provider with recourse to ResCap’s general credit. ResCap continues to service the assets within the mortgage warehouse facilities.

The over-collateralization and the subordinated loan support the liability balance, and are the primary source of repayment of the entities’ liabilities. Assets can be sold from the facilities so long as ResCap supports the minimum cash reserve under the borrowing base should the eligibility/concentration limit of the remaining assets require it. ResCap is entitled to excess cash flows generated from the assets beyond those necessary to pay the facility during a particular period; therefore, ResCap holds an economic residual. There are no other forms of support provided to the SPE by ResCap beyond the assets (over-collateralization and subordinated loan) initially provided to the SPEs, and the guarantee provided by ResCap of the entities’ performance.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

These entities are VIEs within the scope of FIN 46(R). Due to the subordinated loan and the guarantee, ResCap anticipates absorbing the majority of the expected losses of the VIE. Accordingly, ResCap is the primary beneficiary and thus has consolidated these entities.

The assets of these residential mortgage warehouse entities totaled $1.4 billion and liabilities totaled $1.5 billion at December 31, 2008. The majority of the assets and liabilities are included in loans held-for-sale or finance receivables and loans, net of unearned income and secured debt, respectively, in the Consolidated Balance Sheet. The creditors of these VIEs do not have legal recourse to our general credit.

•

Warehouse lending — ResCap had a facility in which it transferred mortgage warehouse-lending receivables to a SPE that then sold a senior participation interest in the receivables to an unconsolidated QSPE. The QSPE funds the purchase of the participation interest from the SPE through financing obtained from third-party asset-backed commercial paper conduits. The SPE funds the purchase of the receivables from ResCap with cash obtained from the QSPE, as well as a subordinated loan and/or an equity contribution from ResCap. The senior participation interest sold and commercial paper issued were included in the VIE’s balance sheet. Once the receivables are sold, they may not be purchased by ResCap except in very limited circumstances, such as a breach in representation or warranty.

Management had determined ResCap is the primary beneficiary of the SPE based on the circumstances discussed above; therefore, the entity is consolidated in accordance with FIN 46(R). During 2008, ResCap executed termination agreements to cease the underlying programs because ResCap was not utilizing this facility in the normal course of business. The assets of the SPE totaled $0.5 billion at December 31, 2007, which were included in finance receivables and loans, net of unearned income, in the Consolidated Balance Sheet. The beneficial interest holders of this VIE do not have legal recourse to our general credit. We have not provided any financial support to the VIE during the year ended 2008.

•

Collateralized debt obligations — ResCap previously sponsored and managed the underlying collateral of certain CDOs. Under CDO transactions, a trust is established that purchases a portfolio of securities and issues debt and equity certificates, which represent interests in the portfolio of the assets. The assets of the CDOs included bonds issued by ResCap as part of its mortgage loan securitizations, as well as those issued by third-parties. Transactional activity related to these SPEs precluded meeting the QSPE criteria. Consequently, sale treatment was not obtained under SFAS 140 and the CDO trusts were VIEs within the scope FIN 46(R).

Prior to the fourth quarter of 2008, ResCap held the equity certificates in certain CDO trusts, which represented the first loss position and thus would absorb the majority of the expected losses of the entity. As a result, ResCap was the primary beneficiary of these collateralized debt obligations and as such, consolidated the entities in accordance with FIN 46(R).

During the fourth quarter of 2008, ResCap sold 100% of its ownership in the CDO entities, including equity in the CDO, retained bonds, and all asset management responsibilities. ResCap has no further continuing involvement in the CDOs and as a result applied sale accounting to the assets transferred into the CDOs. Further, ResCap is no longer deemed the primary beneficiary of the CDOs and, thus, the CDO trusts were deconsolidated resulting in a gain of $3 million and derecognition of $148 million in trading securities and $158 million in collateralized borrowings.

•

Construction and real estate lending — ResCap uses SPEs to finance construction-lending receivables and other real estate-owned assets. The SPEs purchase and hold the assets through financing obtained from third-party asset-backed commercial paper conduits.

ResCap is the primary beneficiary since it absorbs the majority of the losses, and as such, consolidates the entities in accordance with FIN 46(R). The assets in these entities totaled $1.2 billion and $2.3 billion at December 31, 2008 and 2007, respectively, which were included in finance receivables and loans, net of unearned income, in the Consolidated Balance Sheet. The liabilities in these entities totaled $0.6 billion and $1.3 billion during the year ended December 31, 2008 and 2007, respectively. The beneficial interest holders of these VIEs do not have

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

legal recourse to our general credit. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support or any type of support to the entity in 2008.

ResCap invests in certain entities and as such enters into subordinated real estate-lending arrangements. These entities are created to develop land and construct properties. Management has determined we do not have the majority of the expected losses or returns, and as such, consolidation is not appropriate under FIN 46(R). Total assets in these entities were $65 million at December 31, 2008, of which $43 million represents our maximum exposure. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support or any type of support to the entity during the year ended December 31, 2008.

•

Model home financings — In June 2008, Cerberus purchased certain assets of ResCap with a carrying value of approximately $480 million for consideration consisting of $230 million in cash and Series B junior preferred membership interests in the newly formed entity, CMH, which is not a subsidiary of ResCap and the managing member of which is an affiliate of Cerberus. CMH purchased model home and lot option assets from ResCap.

In conjunction with this agreement, Cerberus has entered into a term loan and a revolving loan with CMH. The term loan principal amount is $230 million and the revolving loan maximum amount is $10 million. Both loans have a five-year term and a 15% interest rate. The term loan and related interest are paid from the dispositions of the model homes and lot options.

As of December 31, 2008, CMH, LLC had repaid all but $8 million of the $230 million term loan. Once CMH has repaid the loan and paid the accrued interest, cash is distributed in the following order: first to the Class A senior preferred member all unreturned preferred capital, including a preferred return equal to 20% of total cash outlay less the aggregate amount of interest payments made; second to the Class B junior preferred member all unreturned preferred capital, including a preferred return equal to 20% of the initial Class B capital account; third to the Class B member until all reimbursable costs have been returned; and fourth to the common unit member (Cerberus). Based on the market conditions and market valuation adjustments, there is a risk that ResCap will not receive all of its tier 2 payments.

ResCap is the primary beneficiary since it absorbs the majority of the losses, and as such, consolidates the entities in accordance with FIN 46(R). The assets of CMH were $186 million as of December 31, 2008, and were included in other assets in Consolidated Balance Sheet. The liabilities of CMH were $47 million as of December 31, 2008, which were classified as debt and accrued expenses and other liabilities on the Consolidated Balance Sheet. The beneficial interest holders of this VIE do not have legal recourse to our general credit. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support or any type of support to the entity in 2008.

ResCap continues to service, account for, market and sell the assets, without a servicing fee. However, it does receive reimbursement of expenses directly related to the assets such as property taxes and other direct out-of-pocket expenses. This VIE does not conduct new business, therefore no new assets have transferred into CMH.

•

Servicing Funding — In order to assist in the financing of ResCap’s servicing advance receivables, ResCap formed an SPE that issues term notes to third-party investors that are collateralized by servicing advance receivables. These servicing advance receivables are transferred to the SPE and consist of delinquent principal and interest advances made by ResCap, as servicer, to various investors; property taxes and insurance premiums advanced to taxing authorities and insurance companies on behalf of borrowers; and amounts advanced for mortgages in foreclosure. The SPE funds the purchase of the receivables from financing obtained from the third-party investors and subordinated loan or an equity contribution from ResCap. Management has determined that ResCap is the primary beneficiary of the SPE, and as such, consolidates the entity in accordance with FIN 46(R). The assets of this entity totaled $1.2 billion as of December 31, 2008, which are included in other assets on the Consolidated Balance Sheet. The liabilities of this entity totaled $1.2 billion at December 31, 2008, consisting of $700 million in third-party term notes which are included within debt on the Consolidated Balance Sheet, and $507 million in affiliate payables

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

to ResCap, which are eliminated in consolidation. The beneficial interest holder of this VIE does not have legal recourse to our general credit. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support to the entity during the year ended December 31, 2008.

•

Commercial finance receivables — We have a facility in which we transfer commercial-lending receivables to a 100% owned SPE, which, in turn, issues notes received to third-party financial institutions, GMAC Commercial Finance, and asset-backed commercial paper conduits. The SPE funds the purchase of receivables from us with cash obtained from the sale of notes. Management has determined that we are the primary beneficiary of the SPE and, as such, consolidates the entity in accordance with FIN 46(R). The assets and liabilities of the SPE totaled $2.2 billion and $1.1 billion, respectively, as of December 31, 2008, and are included in finance receivables and loans, net of unearned income, on our Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to our general credit.

In other securitization transactions, we transfer resort time-share and commercial trade receivables into bank-sponsored multiseller commercial paper conduits. These conduits provide a funding source to us (and to other transferors into the conduit) as they fund the purchase of the receivables through the issuance of commercial paper. Total assets and liabilities outstanding in these bank-sponsored conduits approximated $2.1 billion and $781 million, respectively, as of December 31, 2008. Although we have a variable interest in these conduits, we may at our discretion prepay all or any portion of the loans at any time.

•

Preferred Blocker Inc. — In connection with the fourth quarter 2008 private debt exchange, we transferred GMAC Preferred Membership Interests to Preferred Blocker Inc. (Blocker), a newly formed taxable C-corporation. Blocker was established for the sole purpose of investing in a series of GMAC Preferred Membership Interests and financing it through the issuance of Blocker Preferred Stock to third-party investors in connection with the private debt exchange. Blocker will generally not engage in any business activities or hold any assets or incur any liabilities other than in connection with the issuance and maintenance of preferred stock. In connection to the arrangement, we hold 5,000,000 shares of Blocker Common Stock, with a par value of $0.01. Additionally, we are bound by a Keep-Well Agreement with Blocker in which we are required to make payment to Blocker in the event that Blocker’s expenses, primarily its income tax expense, are greater than the dividend spread between the GMAC Preferred Membership Interests (11.86% dividend rate per annum) and the Blocker Preferred Stock (7% dividend rate per annum). Refer to Note 26 for additional information regarding the Keep-Well Agreement. Due to the spread in rates, Blocker’s tax rate would have to exceed 41.0% before we would be required to make payment under the Keep-Well Agreement. Since this rate is in excess of common corporate taxable rates, the potential for loss under this agreement is considered remote. Although we hold these variable interests in Blocker, we are not considered to be the primary beneficiary, as we do not retain the majority of the expected losses or returns. Blocker is a wholly owned nonconsolidated subsidiary of GMAC.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

24.	Segment and Geographic Information

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

	Automotive Finance operations (a)
Year ended December 31, ($ in millions)	North American operations (a)	International operations (b)	ResCap	Insurance	Other (c)	Consolidated
2008
Net financing revenue (loss)	$(1,357)	$605	$(339)	$—	$899	$(192)
Other revenue	2,423	1,100	41	4,743	8,743	17,050

Total net revenue (loss)	1,066	1,705	(298)	4,743	9,642	16,858
Provision for credit losses	1,198	218	2,231	—	36	3,683
Impairment of goodwill and other intangible assets	14	—	—	42	2	58
Other noninterest expense	2,192	1,372	3,105	4,105	482	11,256

Income (loss) before income tax expense	(2,338)	115	(5,634)	596	9,122	1,861
Income tax expense (benefit)	(186)	29	(23)	137	36	(7)

Net income (loss)	$(2,152)	$86	$(5,611)	$459	$9,086	$1,868

Total assets	$113,848	$29,363	$47,564	$12,013	$(13,312)	$189,476

2007
Net financing revenue	$90	$824	$36	$—	$546	$1,496
Other revenue (loss)	3,151	890	1,640	4,902	(280)	10,303

Total net revenue	3,241	1,714	1,676	4,902	266	11,799
Provision for credit losses	390	120	2,580	—	6	3,096
Impairment of goodwill and other intangible assets	—	—	455	—	—	455
Other noninterest expense	1,642	1,090	3,023	4,235	200	10,190

Income (loss) before income tax expense	1,209	504	(4,382)	667	60	(1,942)
Income tax expense (benefit)	110	118	(36)	208	(10)	390

Net income (loss)	$1,099	$386	$(4,346)	$459	$70	$(2,332)

Total assets	$125,235	$36,129	$82,489	$13,770	$(8,684)	$248,939

2006
Net financing revenue (loss)	$(291)	$765	$958	$—	$770	$2,202
Other revenue (loss)	3,081	806	3,360	5,616	(243)	12,620

Total net revenue	2,790	1,571	4,318	5,616	527	14,822
Provision for credit losses	425	85	1,334	—	156	2,000
Impairment of goodwill and other intangible assets	—	—	—	—	840	840
Other noninterest expense	1,614	1,065	2,568	3,990	517	9,754

Income (loss) before income tax expense	751	421	416	1,626	(986)	2,228
Income tax expense (benefit)	(184)	113	(289)	499	(36)	103

Net income (loss)	$935	$308	$705	$1,127	$(950)	$2,125

Total assets	$103,506	$31,097	$135,101	$13,424	$8,843	$291,971

(a)	North American operations consist of automotive financing in the United States and Canada. International operations consist of automotive financing and full-service leasing in all other countries and Puerto Rico through March 31, 2006. Beginning April 1, 2006, Puerto Rico is included in North American operations.
(b)	Amounts include intrasegment eliminations between the North American operations and International operations.
(c)	Represents our Commercial Finance business, certain equity investments, other corporate activities, and reclassifications and eliminations between the reportable operating segments. At December 31, 2008, total assets were $6.0 billion for the Commercial Finance business and $(19.3) billion in corporate intercompany activity, reclassifications, and eliminations.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Information concerning principal geographic areas was as follows:

Year ended December 31, ($ in millions)	Revenue (a)	Long-lived assets (b)
2008
Canada	$123	$6,211
Europe	(295)	2,349
Latin America	1,087	167
Asia-Pacific	42	179

Total foreign	957	8,906
Total domestic	15,901	17,915

Total	$16,858	$26,821

2007
Canada	$522	$9,861
Europe	1,177	2,725
Latin America	1,075	186
Asia-Pacific	86	238

Total foreign	2,860	13,010
Total domestic	8,939	19,897

Total	$11,799	$32,907

2006
Canada	$596	$8,447
Europe	1,642	2,357
Latin America	924	138
Asia-Pacific	79	201

Total foreign	3,241	11,143
Total domestic	11,581	13,619

Total	$14,822	$24,762

(a)	Revenue consists of net financing revenue (loss) and total other revenue as presented in our Consolidated Statement of Income.
(b)	Consists of investment in operating leases, net and net property and equipment.

25. Restructuring Charges

On September 3, 2008, ResCap announced additional restructuring initiatives to optimize the mortgage business as the downturn in the credit and mortgage market persist. In response to the conditions, ResCap has enacted a plan to significantly streamline its operations, reduce costs, adjust its lending footprint, and refocus its resources on strategic lending and servicing. During the year ended December 31, 2008, ResCap incurred restructuring charges of $114 million related to this plan.

Previously on October 17, 2007, ResCap announced a restructuring plan that would reduce its workforce, streamline its operations, and revise its cost structure. During the year ended December 31, 2008, ResCap incurred restructuring charges of $31 million related to this plan.

On February 20, 2008, our North American Automotive Finance operations announced a restructuring plan to reduce costs, streamline operations, and position the business for scalable growth. During the year ended December 31, 2008, our North American Automotive Finance operations incurred restructuring charges of $65 million related to this plan.

In addition to the announced restructuring plans described above, our International Automotive Finance operations and Insurance operations incurred additional restructuring charges of $24 million during the year ended December 31, 2008.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The restructuring charges primarily include severance pay, the buyout of employee agreements, and lease terminations and are classified as other operating expenses in our Consolidated Statement of Income. The following table summarizes by category, restructuring charge activity for the year ended December 31, 2008.

	Liability balance at December 31, 2007	Restructuring charges through	Cash paid or otherwise settled through	Liability balance at
($ in millions)		December 31, 2008
Restructuring charges:
Employee severance	$32	$148	$129	$51
Lease termination	45	62	56	51
Other	—	24	24	—

Total restructuring charges	$77	$234	$209	$102

26. Guarantees, Commitments, Contingencies, and Other Risks

Guarantees

Guarantees are defined as contracts or indemnification agreements that contingently require us to make payments to third parties based on changes in an underlying agreement that is related to a guaranteed party. The following summarizes our outstanding guarantees made to third parties on our Consolidated Balance Sheet, for the periods shown.

	2008		2007
December 31, ($ in millions)	Maximum liability	Carrying value of liability	Maximum liability	Carrying value of liability
Standby letters of credit	$467	$10	$545	$11
Securitization and sales:
HLTV and international securitizations	12	—	67	—
Other	11	—	—	—
Agency loan	4,369	—	6,005	—
Guarantees for repayment of third-party debt	717	3	1,378	2
Credit enhancement guarantees	111	1	139	—
Default repurchases	674	7	676	63
Nonfinancial guarantees	195	—	211	—
Other guarantees	40	13	172	20

•

Standby letters of credit — Our Commercial Finance Group issues both trade and standby letters of credit to clients that represent irrevocable guarantees of payment of specified financial obligations. Trade letters of credit issued to our clients are primarily used as payment methods to support their buying and selling of merchandise with third-party beneficiaries. These are utilized primarily for the importation and exportation of goods. Standby letters of credit represent various contingent liabilities of ours in the event our client defaults on an obligation with the third-party beneficiaries. Standby letters of credit are primarily utilized by third-party beneficiaries as insurance in the event of nonperformance by our client. Letters of credit are generally collateralized by assets of the client (i.e., trade receivables, inventory, and cash deposits). Expiration dates on letters of credit range from certain ongoing commitments that will expire during the upcoming year to terms of several years for certain letters of credit.

If nonperformance by a client occurs for letters of credit, we can be liable for payment of the letter of credit to the beneficiary with our likely recourse being a charge back to the client. The majority of clients with whom we have letter of credit exposure fall into the “acceptable” risk rating category of our Commercial Finance Group’s internal risk rating system. This category is essentially at the midpoint of our risk rating classifications. While the overall credit of a borrower in this category is considered “acceptable,” a higher degree of risk may be evident. The borrower assessment factors may have elements that reflect marginally acceptable conditions warranting a more

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

careful review, analysis, and monitoring. Additionally, tighter terms, covenants or greater collateral protection may be necessary to help mitigate the risks associated with the financial condition of a borrower in this category.

In addition, our ResCap operations issue financial standby letters of credit as part of its warehouse and construction-lending activities. Expiration dates on the letters of credit range from 2009 to ongoing commitments and are generally collateralized by borrower assets.

•

High loan-to-value (HLTV) and international securitizations — Our ResCap operations have entered into agreements to provide credit loss protection for certain HLTV securitization transactions. The maximum potential obligation for certain agreements is equal to the lesser of a specified percentage of the original loan pool balance or a specified percentage of the current loan pool balance. We are required to perform on our guaranty obligation when losses exceed cash available each period. We pledged trading securities of $10 million and mortgage loans held-for-sale of $32 million as collateral for these obligations as of December 31, 2008 and 2007, respectively. For certain other HLTV securitizations, the maximum obligation is equivalent to the pledged collateral amount. We pledged cash deposits totaling $11 million as of December 31, 2008, and mortgage loans held-for-sale totaling $51 million as of December 31, 2007. The event which will require us to perform on our guaranty obligation occurs when the security credit enhancements are exhausted and losses are passed through to over the counter dealers. The guarantees terminate the first calendar month during which the aggregate note amount is reduced to zero.

•

Agency loan program — Our ResCap operations deliver loans to certain agencies that allow streamlined loan processing and limited documentation requirements. The majority of these loans are originated under an employee benefit plan available to GM and GMAC employees, including employees of ResCap. In the event any loans delivered under these programs reach a specified delinquency status, we may be required to provide certain documentation or, in some cases, repurchase the loan or indemnify the investors for any losses sustained. Each program includes termination features whereby once the loan has performed satisfactorily for a specified time we are no longer obligated under the program. The maximum liability represents the principal balance for loans sold under these programs. We currently do not carry a liability on the Consolidated Balance Sheet related to the agency loan program as we have determined the risk of loss to be remote.

•

Guarantees for repayment of third-party debt — Under certain arrangements, we guarantee the repayment of third-party debt obligations in the case of default. For our ResCap operations, some of these guarantees are collateralized by letters of credit, and for our International Automotive Finance operations these guarantees are collateralized by retail loans or finance leases.

Our Commercial Finance Group provides credit protection to customers that guarantee payments of specified financial obligations of third-party beneficiaries without purchasing the obligations. These obligations primarily represent customer receivables due to certain of our factoring clients. While most of the specific receivables for which we provide guarantees are collected within 60 days, these arrangements are typically ongoing in nature. In the event a customer fails to perform on an obligation, we can be liable for payment of the obligation to the client. The majority of customers that we guarantee fall into the “acceptable” risk rating category or higher on our Commercial Finance Group’s internal risk rating system. The acceptable rating category is described further in the Standby letters of credit section above.

•	Credit enhancement guarantees — Our ResCap operations have sold certain mortgage loans to investors that contain a guarantee for the payment of third-party debt in the event of default or loss.

•

Default repurchases — Our ResCap and International Automotive Finance operations provide certain investors in our on- and off-balance sheet arrangements (securitizations) and whole-loan transactions with repurchase commitments for loans that become contractually delinquent within a specified period of time from their date of origination or purchase. The maximum obligation represents the principal balance for loans sold that are covered by these stipulations. Refer to Note 7 and Note 23 for further information regarding our securitization trusts.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

•

Nonfinancial guarantees — In connection with the sale of our former commercial mortgage operations, we were released from all financial guarantees related to the former GMAC Commercial Holdings business. Certain nonfinancial guarantees did survive closing, but are indemnified for payment made or liabilities incurred by us in connection with these guarantees.

•

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

Our ResCap operations have guaranteed certain amounts related to servicing advances, servicing custodial funds and set-aside letters.

In connection with the fourth quarter 2008 private debt exchange, we transferred GMAC Preferred Membership Interests to Preferred Blocker Inc. (Blocker), a newly formed taxable C-corporation. Blocker was established for the sole purpose of investing in a series of GMAC Preferred Membership Interests and financing it through the issuance of Blocker Preferred Stock to third-party investors in connection with the private debt exchange. We are bound by a Keep-Well Agreement with Blocker in which we are required to make payment to Blocker in the event that Blocker’s expenses, primarily its income tax expense, are greater than the dividend spread between the GMAC Preferred Membership Interests (11.86% dividend rate per annum) and the Blocker Preferred Stock (7% dividend rate per annum). Due to the spread in rates, Blocker’s tax rate would have to exceed 41.0% before we would be required to make payment under the Keep-Well Agreement. Since this rate is in excess of common corporate taxable rates, the potential for loss under this agreement is considered remote and accordingly, no liability is reflected on our Consolidated Balance Sheet as of December 31, 2008. Additionally, no payments were made under this Keep-Well Agreement during 2008. Blocker is a wholly owned nonconsolidated VIE of GMAC. Refer to Note 23 for additional information.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Commitments

Financing Commitments

The contract amount and gain and loss positions of financial commitments were as follows:

	2008			2007
December 31, ($ in millions)	Contract amount	Gain position	Loss position	Contract amount	Gain position	Loss position
Commitments to:
Originate/purchase mortgages or securities (a)	$4,837	$47	$(1)	$6,464	$6	$(22)
Sell mortgages or securities (a)	5,032	135	(46)	11,958	6	(29)
Sell retail automotive receivables (b)	7,933	—	—	17,500	—	—
Provide capital to equity-method investees (c)	223	—	—	273	—	—
Fund construction lending (d)	10	—	—	127	—	—
Unused mortgage-lending commitments (e)	1,273	—	—	4,768	—	—
Home equity lines of credit (f)	4,300	—	—	3,295	—	—
Unused revolving credit line commitments (g)	4,093	—	—	6,361	—	—

(a)	The fair value is estimated using published market information associated with commitments to sell similar instruments. Included as of December 31, 2008 and 2007, are commitments accounted for as derivatives with a contract amount of $9,840 million and $18,118 million, a gain position of $182 million and $11 million, and a loss position of $46 million and $41 million, respectively.
(b)	We have entered into agreements with third-party banks to sell automotive retail receivables in which we transfer all credit risk to the purchaser (whole-loan sales).
(c)	We are committed to lend equity capital to certain private equity funds. The fair value of these commitments is considered in the overall valuation of the underlying assets with which they are associated.
(d)	We are committed to fund the completion of the development of certain lots and model homes up to the amount of the agreed upon amount per project.
(e)	The fair value of these commitments is considered in the overall valuation of the related assets.
(f)	We are committed to fund the remaining unused balances on home equity lines of credit. The unused lines of credit reset at prevailing market rates and, as such, approximate market value. Included in the home equity lines of credit are both lines of credit on our Consolidated Balance Sheet and those within certain off-balance sheet securitizations. As provided by the securitization structure, we become obligated to fund any incremental draws, subject to customary borrower requirements, on home equity lines of credit by borrowers if certain triggers are met. These draws are referred to as excluded amounts and are funded directly to the borrower by us. In return, our lending balances are collected from an allocated portion of the remitted funds of all the borrowers within the trusts. We actively manage the available lines of credit within these trusts to reduce this potential funding risk. At December 31, 2008, the cumulative funds drawn were $313 million, which we classified as finance receivables and loans, net of unearned income on the Consolidated Balance Sheet. These receivables are subject to allowance for credit losses. At December 31, 2008, the commitments to fund home equity lines of credit in off-balance sheet securitizations represented $1.8 billion of the total unfunded commitments of $4.3 billion.
(g)	The unused portions of revolving lines of credit reset at prevailing market rates and, as such, approximate market value.

The mortgage-lending and revolving credit line commitments contain an element of credit risk. Management reduces its credit risk for unused mortgage-lending and unused revolving credit line commitments by applying the same credit policies in making commitments as it does for extending loans. We typically require collateral as these commitments are drawn.

Lease Commitments

Future minimum rental payments required under operating leases, primarily for real property, with noncancelable lease terms expiring after December 31, 2008, are as follows:

Year ended December 31, ($ in millions)
2009	$151
2010	136
2011	110
2012	79
2013	65
2014 and thereafter	144

Total minimum payment required	$685

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $189 million, $227 million, and $230 million in 2008, 2007, and 2006 respectively.

Contractual commitments — We have entered into multiple agreements for information technology, marketing and advertising, and voice and communication technology and maintenance. Many of the agreements are subject to variable price provisions, fixed or minimum price provisions, and termination or renewal provisions. Future payment obligations under these agreements totaled $604 million and are due as follows: $263 million in 2009, $306 million in 2010 and 2011, $26 million in 2012 and 2013, and $9 million in 2014 and thereafter.

Automotive service and maintenance contract commitments — Automotive service contract programs provide consumers with expansions and extensions of vehicle warranty coverage for specified periods of time and mileages. The coverage generally provides for the repair or replacement of components in the event of failure. The terms of these contracts, which are sold through automobile dealerships and direct mail, range from 3 to 120 months.

The following table presents an analysis of activity in unearned service contract revenue.

Year ended December 31, ($ in millions)	2008	2007
Balance at beginning of year	$2,947	$3,161
Written service contract revenue	979	1,134
Earned service contract revenue	(1,311)	(1,353)
Foreign currency translation effect	(6)	5

Balance at end of year	$2,609	$2,947

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

Other Risks

Loan repurchases — When our ResCap operations sell loans through whole-loan, agency sales or securitizations, we are required to make representations and warranties about the loans to the purchaser or securitization trust. Upon discovery of a breach of a representation, we will either correct the loans in a manner conforming to the provisions of the sale agreement, replace the loans with similar loans that conform to the provisions, or purchase the loans at a price determined by the related transaction documents, consistent with industry practice. We purchased $988 million in mortgage loans under these provisions in 2008 and $1.3 billion in 2007. In addition, we have a reserve on our Consolidated Balance Sheet for expected future losses in connection with these activities totaling $225 million and $196 million at December 31, 2008 and 2007, respectively. Refer to Note 7 and Note 23 for further information regarding our securitization trusts.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Administrator or servicer actions — In certain automotive securitization transaction documents in our capacity as servicer, we covenant that we will not amend or modify certain characteristics of any receivable after the initial sale date (e.g., amount financed, annual percentage rate). In addition, we are required to service sold receivables in the same manner in which we service owned receivables. In servicing our owned receivables, we may make changes to the underlying contracts at the request of the borrower. For example, changes may occur to correct errors made in the origination process or to prevent imminent default as a result of temporary economic hardship (e.g., borrower requested deferrals or extensions). Therefore, when we would otherwise modify an owned receivable in accordance with customary servicing practices, we are also required to modify a sold and serviced receivable, in accordance with customary servicing procedures. If the modification is not otherwise permitted by the securitization transaction documents, we are required to purchase the serviced receivable that has been sold. We repurchased $62 million and $39 million in automotive receivables under these provisions in 2008 and 2007, respectively.

International serving obligations — As a part of the ResCap’s historical capital markets activity, predominately in the International Business Group, several of our securitizations have certain servicer obligations contingent on actions by bondholders. These servicer obligations exist in our Dutch, German, and Australian securitization structures. Certain of these securitizations provide the investors of the SPE with the ability to put back these securities to the SPE at a specified date in the future at a price equal to par less losses previously allocated to the bondholder. We, as the servicer of the SPE, are obligated to advance the funds required to redeem bondholders. We have the option to purchase loans from the SPE at its par value, the proceeds of which then can be used to offset the SPE’s obligation to repay the servicer. The specific dates that these options can be exercised typically range from seven to twelve years from the securitization issuance date. The earliest exercise date for these options is the third quarter of 2009. Refer to Note 23 for additional information regarding our securitizations.

The total estimated amount of Dutch and German bonds subject to these servicer obligations is approximately $8.2 billion beginning 2009 through 2019. The estimated obligation considers contractual amortization, prepayments, and defaults among other management assumptions. The portion that is exercisable prior to December 31, 2009 and 2010, is approximately 1.0% and 5.8% of the total, respectively. Approximately 72.5% of the total estimated bonds are eligible for this servicer obligation beginning in 2013 and after. The total estimated amount of Australian bonds subject to these servicer obligations is approximately $77 million, all exercisable in 2011.

We currently hold the residual interest (first loss bond) on all these securitizations. To the extent that the potential bonds are put back to the SPE and the loans are repurchased, we recognize the estimated future credit losses on the underlying mortgage loans at the fair market value of the retained residuals we hold on our Consolidated Balance Sheet. To the extent losses are expected to arise from factors such as liquidity or market risk, which pursuant to our servicer obligation would be losses beyond the credit losses already reflected in the residual, we estimate and record the incremental loss when the likelihood of bondholder exercise is foreseeable and the incremental loss can be reasonably estimated. During the twelve months ended December 31, 2008, we recorded $16 million in incremental losses related to these servicer obligations. As the servicer obligation is within the underlying servicing contracts, this loss is reflected as a write-down to the servicing assets. As of December 31, 2008, the liability related to these servicer obligations, after considering the valuation of our residual interest, was $16 million.

Concentrations — Our primary business is to provide vehicle financing for GM products to GM dealers and their customers. Wholesale and dealer loan financing relates primarily to GM dealers, with collateral consisting of primarily GM vehicles (for wholesale) and GM dealership property (for loans). For wholesale financing, we are also provided further protection by GM factory repurchase programs. Retail installment contracts and operating lease assets relate primarily to the secured sale and lease, respectively, of vehicles (primarily GM). Any protracted reduction or suspension of GM’s production or sale of vehicles, resulting from a decline in demand, work stoppage, governmental action, or any other event, could have a substantial adverse effect on us. Conversely, an increase in production or a significant marketing program could positively impact our results. Refer to Note 20 for a summary of our financial exposure to GM as of December 31, 2008.

The majority of our finance receivables and loans and operating lease assets are geographically diversified throughout the United States. Outside the United States, finance receivables and loans and operating lease assets are concentrated in Canada, Germany, Brazil, Mexico, the United Kingdom, France, and Australia.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Our Insurance operations have a concentration of credit risk related to loss and loss adjustment expenses and prepaid reinsurance ceded to certain state insurance funds. Michigan insurance law and our large market share in North Carolina, result in credit exposure to the Michigan Catastrophic Claims Association and the North Carolina Reinsurance Facility totaling $860 million and $819 million at December 31, 2008 and 2007, respectively.

As of December 31, 2008, we continue to hold mortgage loans that have features that expose us to credit risk and thereby could result in a concentration of credit risk. We currently originate only prime conforming and government mortgages in the United States and high quality insured mortgages in Canada, which reduces our overall exposure to products that increase our credit risk. These loan products include high loan-to-value mortgage loans (nonprime), option adjustable rate mortgages (prime nonconforming), interest only mortgages (classified as prime conforming or nonconforming for domestic production and prime nonconforming or nonprime for international production), and teaser rate mortgages (prime or nonprime). Our total loan production related to these products and our combined exposure related to these products recorded in finance receivables and loans and loans held-for-sale (unpaid principal balance) for the years ended and as of December 31, 2008 and 2007, is summarized as follows:

	Loan production for the year		Unpaid principal as of December 31
($ in millions)	2008	2007	2008	2007
Interest-only mortgages	$3,379	$30,013	$10,459	$18,282
Option adjustable rate mortgages	—	7,585	307	1,691
High loan-to-value (100% or more) mortgages	563	2,942	3,833	5,896
Below market initial rate (teaser) mortgages	233	1,597	801	733

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

All of the mortgage loans we originate and most of the mortgages we purchase (including the higher risk loans in the preceding table) are subject to our underwriting guidelines and loan origination standards. This includes guidelines and standards that we have tailored for these products and include a variety of factors, including the borrower’s capacity to repay the loan, their credit history, and the characteristics of the loan, including certain characteristics summarized in the table that may increase our credit risk. When we purchase mortgage loans from correspondent lenders, we either underwrite the loan prior to closing or re-underwrite the loan before purchase or delegate underwriting responsibility to the correspondent lender originating the loan. When underwriting is delegated to the correspondent lender, a sample of loans are re-underwritten prior

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

to purchase. We believe our underwriting procedures adequately consider the unique risks that may come from these products. We conduct a variety of quality control procedures and periodic audits to ensure compliance with our origination standards, including our criteria for lending and legal requirements. We leverage technology in performing both our underwriting process and our quality control procedures.

Capital Requirements

We are subject to various regulatory, financial, and other requirements of the jurisdictions in which our businesses operate. The following is a description of the primarily regulations that establish the capital requirements for our business.

•

Bank Holding Company — As a bank holding company, we will be subject to risk-based capital and leverage guidelines set by Federal regulators that will require our capital-to-assets ratios meet certain minimum standards. Additionally, we are currently subject to certain capital requirements as a result of contractual obligations with the FDIC.

The risk-based capital ratio is determined by allocating assets and specified off–balance sheet financial instruments into four weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Under the guidelines, total capital is divided into two tiers: Tier 1 capital and Tier 2 capital. Tier 1 capital general consists of common equity, minority interests, and qualifying preferred stock; less goodwill and other adjustments. Tier 2 capital generally consists of preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt, and other adjustments. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital. Total capital is the sum of Tier 1 capital and Tier 2 capital. Currently, our bank depository institution, GMAC Bank, is required to maintain “well-capitalized” levels which dictate a Total capital ratio of 10% and a Tier 1 capital ratio of 6%.

Additionally, on July 21, 2008, GMAC, FIM Holdings, IB Finance, GMAC Bank, and the FDIC (collectively, the Contracting Parties) entered into a Parent Company Agreement (PA). The PA requires that GMAC maintain a total equity to total assets ratio of at least 5%. The PA defines “total equity” and “total assets” as total equity and total assets, respectively, as reported on our Consolidated Balance Sheet in our quarterly and annual reports filed with the United States Securities and Exchange Commission. The PA further requires that GMAC, beginning December 31, 2008, maintain a ratio of tangible equity to tangible assets of at least 5%. For this purpose, “tangible equity” means “total equity” minus goodwill and other intangible assets, net of accumulated amortization (other than mortgage servicing assets), and “tangible assets” means “total assets” less all goodwill and other intangible assets (other than mortgage servicing assets).

Furthermore, on July 21, 2008, the Contracting Parties entered into a Capital and Liquidity Maintenance Agreement (CLMA). The CLMA requires capital at GMAC Bank to be maintained at a level such that GMAC Bank’s leverage ratio is at least 11% for a three-year period. For this purpose, leverage ratio is determined in accordance with the FDIC’s regulations related to capital maintenance.

•

International Banks and Finance Companies — Certain of our international subsidiaries are subject to regulatory and other requirements of the jurisdictions in which they operate. These entities either operate as banks or regulated finance companies in their local markets. The regulatory restrictions primarily dictate that these subsidiaries meet certain minimum capital requirements, restrict dividend distributions and require that some assets be restricted. To date, compliance with these various regulations has not had a materially adverse effect on our financial position, results of operations, or cash flows. Total assets in these entities approximated $16.7 billion and $17.7 billion as of December 31, 2008 and 2007, respectively.

•

Depository Institutions — On December 24, 2008, GMAC Bank received approval from the Utah Department of Financial Institutions (UDFI) to convert from an industrial bank to a commercial nonmember state chartered bank. GMAC Bank, which provides services to both our North American Automotive Finance and ResCap operations, was previously chartered as an industrial bank pursuant to the laws of Utah, and its deposits are insured by the FDIC. GMAC is required to file periodic reports with the FDIC concerning its financial condition. Assets in GMAC Bank approximated $32.9 billion and $28.4 billion as of December 31, 2008 and 2007, respectively.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

As a commercial nonmember bank chartered by the State of Utah, GMAC Bank is subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on GMAC Bank’s results of operations and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, GMAC Bank must meet specific capital guidelines that involve quantitative measures of GMAC Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. GMAC Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require GMAC Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2008, we were in compliance with our regulatory capital requirements.

Furthermore, our Global Automotive Finance and ResCap operations have subsidiaries that are required to maintain regulatory capital requirements under agreements with Freddie Mac, Fannie Mae, Ginnie Mae, the Department of Housing and Urban Development, the Utah State Department of Financial Institutions, and the FDIC.

•

Mortgage Business — On June 24, 2005, we entered into an operating agreement with GM and ResCap, the holding company for our residential mortgage business, to create separation between GM and us, on the one hand, and ResCap, on the other. The operating agreement restricts ResCap’s ability to declare dividends or prepay subordinated indebtedness to us. This operating agreement was amended on November 27, 2006, and again on November 30, 2006, in conjunction with the Sale Transactions. Among other things, these amendments removed GM as a party to the agreement.

The restrictions contained in the ResCap operating agreement include the requirements that ResCap’s member’s equity be at least $6.5 billion for dividends to be paid. If ResCap is permitted to pay dividends pursuant to the previous sentence, the cumulative amount of these dividends may not exceed 50% of our cumulative net income (excluding payments for income taxes from our election for federal income tax purposes to be treated as a limited liability company), measured from July 1, 2005, at the time the dividend is paid. These restrictions will cease to be effective if ResCap’s member’s equity has been at least $12 billion as of the end of each of two consecutive fiscal quarters or if we cease to be the majority owner. In connection with the Sale Transactions, GM was released as a party to this operating agreement, but it remains in effect between ResCap and us. At December 31, 2008, ResCap had consolidated equity of approximately $2.2 billion.

•

Insurance Companies — GMAC Insurance is subject to certain minimum aggregated capital requirements, restricted net assets, and restricted dividend distributions under applicable state insurance law, the National Association of Securities Dealers, the Financial Services Authority in England, the Office of the Superintendent of Financial Institution of Canada, and the National Insurance and Bonding Commission of Mexico. To date, compliance with these various regulations has not had a materially adverse effect on our financial condition, results of operations, or cash flows.

Under various U.S. state insurance regulations, dividend distributions may be made only from statutory unassigned surplus, and the state regulatory authorities must approve these distributions if they exceed certain statutory limitations. As of the December 31, 2008, the maximum dividend that could be paid by the insurance subsidiaries over the next twelve months without prior statutory approval approximates $345 million.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

27.	Quarterly Financial Statements (unaudited)

2008 ($ in millions)	First quarter	Second quarter	Third quarter	Fourth quarter
Net financing revenue (loss)	$356	$(164)	$230	$(614)
Total other revenue	2,054	1,479	1,485	12,032

Total net revenue	2,410	1,315	1,715	11,418
Provision for credit losses	474	771	1,099	1,339
Impairment of goodwill	—	—	16	42
Other noninterest expense	2,507	2,853	3,221	2,675

(Loss) income before income tax expense	(571)	(2,309)	(2,621)	7,362
Income tax expense (benefit)	18	173	(98)	(100)

Net (loss) income	$(589)	$(2,482)	$(2,523)	$7,462

2007 ($ in millions)	First quarter	Second quarter	Third quarter	Fourth quarter
Net financing revenue	$544	$408	$390	$154
Total other revenue	2,436	2,867	1,863	3,137

Total net revenue	2,980	3,275	2,253	3,291
Provision for credit losses	681	430	964	1,021
Impairment of goodwill	—	—	455	—
Other noninterest expense	2,454	2,393	2,498	2,845

(Loss) income before income tax expense	(155)	452	(1,664)	(575)
Income tax expense (benefit)	150	159	(68)	149

Net (loss) income	$(305)	$293	$(1,596)	$(724)

28.	Subsequent Events

Governance Agreement

On January 16, 2009, and in connection the approval of our application to become a bank holding company, we entered into a Governance Agreement (the Governance Agreement) with FIM Holdings, GM Finance Co. Holdings LLC, and the United States Department of the Treasury (the Treasury) pursuant to which the parties have agreed to establish a new composition of the GMAC Board of Managers (the New GMAC Board) that will be effective no later than March 24, 2009 (the Effective Date). The New GMAC Board will be comprised of seven members as follows: (i) one member designated by FIM Holdings or other affiliates of Cerberus Capital Management, L.P., (ii) two members designated by a trust to be established by the Treasury to hold equity securities of GMAC, (iii) the chief executive officer of GMAC and (iv) three independent members chosen by the members described in (i) through (iii) above.

Capital Markets Transactions

On January 16, 2009, GMAC completed a rights offering (the Rights Offering) pursuant to a Membership Interest Subscription Agreement dated as of December 29, 2008, (the Subscription Agreement), by and among GMAC, GM, and FIM Holdings. Pursuant to the Rights Offering, GMAC issued (i) 79,039 Class A Membership Interests of GMAC to FIM Holdings in exchange for a purchase price of $366 million and (ii) 190,921 Class B Membership Interests to GM HoldCo in exchange for a purchase price of $884 million The Class A Membership Interests and Class B Membership Interests were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. In addition, in January 2009, GMAC completed a privately negotiated transaction that extinguished certain debt resulting in a gain of approximately $600 million.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

IB Finance Transaction

On January 30, 2009, GMAC exercised its option to convert its 806,344 units of noncumulative, nonparticipating, perpetual preferred membership interests in ResCap into the same number of preferred membership interests in IB Finance Holding Company, LLC (IB Finance). IB Finance owns GMAC Bank, a commercial bank chartered under the laws of the State of Utah.

Also on January 30, 2009, GMAC and ResCap entered into an agreement and consummated a transaction pursuant to which GMAC acquired 100% of ResCap’s remaining nonvoting common interests in IB Finance, which common interests are attributable to the mortgage finance operations of GMAC Bank. In exchange for ResCap’s interests in IB Finance, GMAC contributed to ResCap 8.500% Senior Secured Guaranteed Notes due 2010 of ResCap that GMAC had acquired in its recent exchange offer with a face amount of approximately $831 million and accrued interest and a fair value of approximately $609 million (the GMAC Purchase Price). The fair value of the ResCap notes was determined based on the average of two price quotations that GMAC and ResCap obtained from independent broker-dealers, one of which was selected by each party. ResCap extinguished the $831 million face amount of the notes. The transaction was determined by an independent, third-party financial advisor to be fair to ResCap from a financial point of view.

Until the 60th day after the closing of the transaction, ResCap has the right to offer the transferred IB Finance interests to other potential third-party purchasers for cash, other ResCap notes, or a combination of cash and ResCap notes. In the event that a third party enters into an agreement with ResCap to purchase the IB Finance interests for a price greater than the GMAC Purchase Price, then GMAC can elect either (1) to retain the IB Finance interests and pay ResCap additional consideration equal to the difference between the third party’s offered price and the GMAC Purchase Price, or (2) transfer the IB Finance interests to the third-party purchaser in exchange for cash, other ResCap notes, or a combination of cash and ResCap notes from the third-party purchaser, after receipt of which GMAC will remit to ResCap either cash, ResCap notes, or a combination of cash and ResCap notes, as the case may be, equivalent in value to the difference between the third-party purchase price and the GMAC Purchase Price. For the avoidance of doubt, if GMAC elects to transfer the IB Finance interests to the third-party purchaser, from and after January 30, 2009, through the closing of the third-party transaction, GMAC shall be the holder, beneficially and of record, of the IB Finance interests and shall bear the assumed obligations and liabilities under the IB Finance LLC agreement. If (1) GMAC elects to transfer the IB Finance interests to the third-party purchaser, (2) the third party makes payment in ResCap notes, and (3) the value of those notes has declined between the date a binding purchase agreement is signed with the third party and the closing of the third-party transaction, such that their value, combined with any cash consideration, is less than the GMAC Purchase Price, ResCap will have to pay the difference to GMAC. Similarly, if the value of the notes, combined with any cash consideration, has risen between such dates, ResCap will receive the difference from GMAC on the closing date of the third-party transaction.

SAAB Automotive AB Reorganization

On February 20, 2009, SAAB Automotive AB (Saab), the Swedish automobile manufacturing company, filed for reorganization under applicable law in an effort to reorganize, independent from its owner, GM. Our credit exposure with Saab is substantially indirect, through our wholesale and retail financing products for Saab vehicles. Most of our potential exposure is with automotive dealers and consumers and is collateralized by Saab vehicles. We have considered the impact of the reorganization filing on our financial position and the results of our operations as of, and for the year ended December 31, 2008, and have determined the impact is not material. In some cases, dealers have the right to return vehicles to us, which exposes us to the risks of remarketing the vehicles. Additionally, to the extent there is a loss of confidence in the market place, a subsequent deterioration in Saab vehicle values could result in reduced lease residual values and higher loan loss severity on retail and wholesale loans. However, there are existing contractual provisions between GMAC and GM, in which GM is required to reimburse us for a significant portion of these potential losses or repurchase the vehicles. Refer to Note 20 to the Consolidated Financial Statements for further discussion of our relationship with GM.

GMAC LLC • Form 10-K

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on our evaluation, GMAC’s Chief Executive and Chief Financial Officers each concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Item 9B.	Other Information

None.

Part III

GMAC LLC • Form 10-K

Item 10.	Directors, Executive Officers and Corporate Governance

The following table presents information regarding directors, executive officers, and other significant employees of GMAC.

Name	Age	Position
T. K. Duggan	57	Director (Chairman of Audit Committee)
Douglas A. Hirsch	46	Director (Member of Audit Committee)
Robert W. Scully	59	Director
Lenard B. Tessler	56	Director (Chairman of the Board)
Mark A. Neporent	51	Director
Frank W. Bruno	43	Director
Seth P. Plattus	47	Director
Ray G. Young	47	Director
Frederick A. Henderson	50	Director
Mark R. LaNeve	49	Director
Walter G. Borst	47	Director
Alvaro G. de Molina	51	Chief Executive Officer
Samuel Ramsey	49	Executive Vice President and Chief Risk Officer
Robert S. Hull	45	Executive Vice President and Chief Financial Officer
William F. Muir	54	President
David J. DeBrunner	42	Vice President, Chief Accounting Officer, and Corporate Controller
Sanjay Gupta	40	Chief Marketing Officer
Clifford A. Skelton	53	Chief Information Officer
Thomas Marano	47	Chairman and Chief Executive Officer, ResCap
William B. Solomon, Jr.	55	Group Vice President, General Counsel

Directors

T. K. Duggan — GMAC Director, Chairman and Member of the GMAC Audit Committee since November 2006. Mr. Duggan is cofounder and managing principal of Durham Asset Management. Mr. Duggan has 21 years of experience in the distressed securities industry and as a portfolio manager specializing in global, event-driven distressed debt and special situations. His prior experience (1988-2004) includes founding the Investment Banking, Institutional Research, and Sales & Trading departments of The Delaware Bay Company, a distressed securities boutique; becoming chairman and CEO in 1996; and directing the firm’s research, sales, and trading efforts until 2004. Previously he was director of Bank Debt Trading at R. D. Smith & Co. (1986-1988), generalist investment banker at Kidder Peabody & Co. (1983-1986), and senior accountant at Price Waterhouse (1976-1980). Mr. Duggan has an MBA from Harvard University and a BS in Business Administration from the University from Southern Mississippi.

Douglas A. Hirsch — GMAC Director and Member of the Audit Committee since November 2006. Mr. Hirsch is the founder and managing partner of Seneca Capital, a $3 billion event-driven instrument partnership that commenced in 1996. Seneca is the successor fund to Smith New Court’s Event-driven Department that Mr. Hirsch started in 1990. While managing this department, Mr. Hirsch served on Smith New Court’s Executive Committee and as a member of the Board of Directors from 1993 through 1995, at which time Merrill Lynch acquired the firm. From 1988 to 1989, Mr. Hirsch was an analyst at Kaufman, Alsberg & Co.; he began his career working for John Mulheren from 1986 to 1988 at Jamie Securities. In 2004, Mr. Hirsch became a director of Greenlight Capital Offshore, Ltd. and Greenlight Masters Offshore, Ltd. Mr. Hirsch is a 1985 graduate of Dartmouth College. He is cofounder and cochairman of the Ira Sohn Investment Research Conference, which is an annual event that benefits the Tomorrows Children’s Fund, a charity devoted to pediatric cancer research and care. He is also on the Honorary Board of Directors for The Catalog for Giving of New York City.

Robert W. Scully — GMAC Director since November 2006. Mr. Scully recently retired as a member of the Office of the Chairman, Morgan Stanley. Mr. Scully assumed this position in December 2007. Previously, Mr. Scully served as Co-President of Morgan Stanley (from February 2006) responsible for asset management, Discover (until its spin-off to shareholders in June 2006) and Morgan Stanley’s expanding merchant banking activities. Prior to February 2006, Mr. Scully

GMAC LLC • Form 10-K

served as chairman of Global Capital Markets and vice chairman of Investment Banking, with responsibility for managing relationships with major clients in a broad range of industries including information technology, telecom equipment, automotive, and financial sponsor organizations. Mr. Scully serves on the Board of Directors of the Global Fund for Children and the Board of Dean’s Advisors of Harvard Business School and is a member of the New York Advisory Board of Teach For America. Mr. Scully received his bachelor’s degree from Princeton University and an MBA from the Harvard Business School.

Lenard B. Tessler — GMAC Director and Member of the Compensation and Leadership Committee since November 2006 and Chairman of the GMAC Board of Directors since January 2009. Mr. Tessler is managing director at Cerberus. Mr. Tessler joined the Cerberus companies in 2001. Prior to joining the Cerberus companies, Mr. Tessler served as managing partner of TGV Partners, a private equity firm that he founded. Mr. Tessler served as chairman of the Board of Empire Kosher Poultry, Inc., from 1994 to 1997, after acting as its president and chief executive officer from 1992 to 1994. Before founding TGV Partners, Mr. Tessler was a founding partner of Levine, Tessler, Leichtman & Co., a leveraged buy-out firm formed in 1987. From 1982 to 1987, he was a founder, director, and executive vice president of Walker Energy Partners, and he subsequently acted as an independent financial consultant to financially troubled companies in the oil and gas industry. Prior thereto, Mr. Tessler practiced accounting in New York specializing in tax. Mr. Tessler is a 1973 graduate of the University of Miami. He received his MBA in 1975 from Farleigh Dickinson University.

Mark A. Neporent — GMAC Director and Chairman and Member of the Compensation and Leadership Committee since November 2006. Mr. Neporent is chief operating officer, general counsel, and senior managing director at Cerberus. Mr. Neporent joined the management company in 1998 from Schulte Roth & Zabel LLP, a New York City-based law firm, where he was a partner in the firm’s Business Reorganization and Finance Group doing extensive work on behalf of the management company. Mr. Neporent has over 20 years of experience in the distressed securities, bankruptcy, and high-yield finance business. He is a 1979 graduate of Lehigh University and a 1982 graduate of Syracuse University College of Law.

Frank W. Bruno — GMAC Director since November 2006. Mr. Bruno is president of Cerberus Global Investments LLC and managing director since January 2002. Mr. Bruno is responsible for managing the European and Asian businesses for Cerberus, as well as its global activities in the financial services sector. Mr. Bruno was previously employed at Merrill Lynch, Weber Management Consultants, and the Bank of Tokyo, Ltd. Mr. Bruno is a graduate of Cornell University and received his MBA from the University of Pennsylvania (Wharton School).

Seth P. Plattus — GMAC Director since November 2006. Mr. Plattus is a senior managing director and the chief administrative officer and co-general counsel of Cerberus Capital Management, L.P. Mr. Plattus joined Cerberus in 1994 as one of its first investment professionals. Prior to joining Cerberus, Mr. Plattus was at The Blackstone Group where from 1990 to 1994 he worked on the firms’ principal investments and represented debtors and creditor committees in restructurings and reorganizations. From 1986 to 1990, Mr. Plattus was a mergers and acquisitions attorney at the law firm of Skadden, Arps, Slate, Meagher & Flom. Mr. Plattus is a 1983 graduate of Cornell University. He earned a JD in 1986 from the University of Pennsylvania Law School.

Ray G. Young — GMAC Director since April 2008. Mr. Young became executive vice president and chief financial officer of General Motors in March 2008 and is also a member of the Automotive Strategy Board. Prior to that, he served as GM group vice president since November 2007. Mr. Young joined the finance staff of General Motors and was transferred to GM Treasury Operations in 1988 where he progressed through various management positions. In 1993, he became GM’s European regional treasurer based in Brussels, Belgium and went on to serve as vice president of finance for a joint venture with Suzuki Motor Company. Mr. Young was elected GM North America vice president and chief financial officer in August 2001 and also served on the GM North America Strategy Board. He became president and managing director of GM do Brazil and Mercosur Operations beginning in January 2004. Mr. Young completed his bachelor’s degree in business administration at the Ivey School of Business and earned his master’s degree in business administration at the University of Chicago, specializing in international business.

Frederick (Fritz) A. Henderson — GMAC Director since January 2006 and a member of the Compensation and Leadership Committee since November 2006. Mr. Henderson became president and chief operating officer of General Motors on March 2008. Prior to that, he served as vice chairman and chief financial officer of General Motors. Previously, Mr. Henderson was a GM group vice president and chairman of GM Europe, based in Zurich, Switzerland. Mr. Henderson is a member of GM’s Automotive Strategy Board and Automotive Product Board. Mr. Henderson earned a bachelor of business

GMAC LLC • Form 10-K

administration degree with high distinction from the University of Michigan in 1980, with an emphasis in accounting and finance. He also received a master’s degree in business administration from Harvard Business School in 1984, where he graduated as a George F. Baker Scholar.

Mark R. LaNeve — GMAC Director since May 2005. Mr. LaNeve was appointed General Motors North America vice president of vehicle sales, service, and marketing in March 2005. He had served as GM North America vice president of marketing and advertising since September 2004. In May 2001, Mr. LaNeve was named general manager of Cadillac, returning to GM and Cadillac where he began his career following a stint as president and chief executive officer at Volvo Cars of North America, Inc. (VCNA). He left GM in 1997 to become vice president of marketing at VCNA. Mr. LaNeve holds a bachelor’s degree in business communications from the University of Virginia where he was named to several academic All-American teams. He is heavily involved in groups supporting children with autism and other developmental disabilities.

Walter G. Borst — GMAC Director since February 2003. Mr. Borst is treasurer of General Motors. Mr. Borst was named treasurer in February 2003. Prior to that, Mr. Borst was executive director of finance and chief financial officer for GM’s German subsidiary, Adam Opel AG, since October 2000. From 1997 to 2000, Mr. Borst served as assistant treasurer in the GM Treasurer’s Office.

GMAC Executive Officers and Other Significant Employees

Al de Molina — Chief Executive Officer of GMAC since April 2008. Prior to that time, Mr. de Molina served as chief operating officer of GMAC since August 2007. Mr. de Molina joined Cerberus Capital Management in June 2007 following a 17-year career at Bank of America (BofA), most recently serving as its chief financial officer. During his tenure at BofA, Mr. de Molina also served as chief executive officer of Banc of America Securities, president of global capital markets and investment banking, and corporate treasurer. Previously, he also served in key roles at J.P. Morgan and PriceWaterhouse LLP (now PricewaterhouseCoopers LLP). He holds a bachelor’s of science degree in accounting from Fairleigh Dickinson University and a master’s degree in business administration from Rutgers Business School.

Samuel Ramsey — Chief Risk Officer of GMAC since December 2007. In February 2008, Mr. Ramsey was also appointed an Executive Vice President of GMAC. Mr. Ramsey joined GMAC in September 2007 as treasurer. Prior to this, Mr. Ramsey served in various capacities at Bank of America (BofA) and various predecessor institutions. Most recently, Mr. Ramsey served as chief financial officer, global corporate and investment banking from August 2006 to April 2007. Previous to that, he served in various positions in Global Risk Management (from December 2004 to August 2006) and as a fulfillment and market risk executive in consumer real estate (from April 2000 to December 2004).

Robert Hull — Chief Financial Officer of GMAC since December 2007. In February 2008, Mr. Hull was also appointed an Executive Vice President of GMAC. Before joining GMAC, Mr. Hull was chief financial officer of Bank of America’s Global Wealth and Investment Management and Principal Investing divisions. He joined Bank of America in 2001 as the senior vice president for strategy and financial planning and following that position, in 2002, was named chief financial officer of the Card Services Division. Prior to joining Bank of America, Mr. Hull served as chief financial officer of Investorforce Holdings, Inc.; Marvel Enterprises, Inc.; and Wise Foods Holdings, Inc. Mr. Hull has a bachelor’s degree from the University of Virginia and a master’s degree in business administration from Harvard Business School.

William F. Muir — President of GMAC since 2004, Chairman of GMAC Insurance Group since June 1999, and a Member of the GMAC Commercial Finance and GMAC Bank Boards of Directors since February 2002 and March 2004, respectively. Prior to that time, Mr. Muir served as executive vice president and chief financial officer from February 1998 to 2004. From 1996 to 1998, Mr. Muir served as executive-in-charge of operations and then executive director of planning at Delphi Automotive Systems, a former subsidiary of GM. Prior to serving at Delphi Automotive Systems, Mr. Muir served in various executive capacities with GMAC since first joining GMAC in 1992. He also served in a number of capacities with GM since joining that company in 1983.

David J. DeBrunner — Vice President, Chief Accounting Officer, and Controller of GMAC since September 2007. Mr. DeBrunner joined GMAC from Fifth Third Bancorp (Fifth Third) where he was senior vice president and corporate controller from January 2002 to August 2007. Prior to that position, he served as the chief financial officer for the commercial division of Fifth Third beginning in December 1999. Mr. DeBrunner joined Fifth Third in 1992 and held various financial leadership positions throughout the company. Prior to his time at Fifth Third, he held positions at Deloitte & Touche LLP in the Chicago and Cincinnati offices. Mr. DeBrunner is a certified public accountant with a bachelor’s of science in accounting from Indiana University.

GMAC LLC • Form 10-K

Sanjay Gupta — Chief Marketing Officer of GMAC since March 2008. Mr. Gupta has responsibility for all marketing, e-commerce and product innovation at GMAC. Before joining GMAC, Mr. Gupta held the position of global consumer & small business marketing executive at Bank of America. Prior to joining Bank of America in 2001, Mr. Gupta served as chief marketing officer of SciQuest.com and before that assignment as managing director of Interactive Marketing and E-Commerce at Federal Express. Mr. Gupta has a bachelor’s degree in electronics engineering from the University of Bombay and a master’s degree in business administration from the University of Texas at Austin with a concentration in finance and management information systems.

Clifford A. Skelton — Chief Information Officer of GMAC since January 2008 and has global responsibility for delivering information technology services and support. He is also responsible for restructuring and integration activities as well as activities associated with performance enhancement and efficiency improvement. Mr. Skelton joined GMAC in September 2007. Prior to joining GMAC, Mr. Skelton spent nine years as a senior executive with Bank of America Corporation, most recently serving as the chief operating officer of the Card Services Division. In that role, he had responsibility for all fulfillment and service activities across the debit and credit card businesses for the corporation. Prior to that role, Mr. Skelton was the chief integration officer for Bank of America and led the merger-integration for the Fleet Bank Boston, MBNA Corporation and US Trust Corporation acquisitions. Mr. Skelton also served in senior executive roles in the merchant services, small business banking, and government credit card businesses. Mr. Skelton holds a bachelor’s degree in international relations from the University of Southern California and a master’s degree from Harvard University’s John F. Kennedy School of Government.

Thomas Marano — Chairman, Residential Capital, LLC, since April 2008 and Chief Executive Officer , ResCap, since July 2008. Before joining ResCap, Mr. Marano was a managing director for Cerberus Capital Management, L.P. with responsibility for residential and commercial capital markets. Previously, he served as senior managing director and global head of Mortgage and Asset-Backed Securities at Bear, Stearns & Co. Inc. His tenure at Bear Stearns spanned more than 25 years. Mr. Marano earned a bachelor’s degree from Columbia College in New York City. He serves on the boards of Covenant House and the Intrepid Fallen Heroes Fund, and he is on the Columbia University Board of Visitors.

William B. Solomon, Jr. — GMAC Group Vice President and General Counsel since October 2004. Prior to that time, he served as a practice area manager on the GM legal staff since 1997. Mr. Solomon joined GM as an attorney in 1988.

GMAC Code of Ethics

GMAC has published on its website the GMAC Code of Conduct and Ethics (the Code), which is applicable to all employees and members of the GMAC Board of Managers. The Code further includes certain provisions that apply specifically to GMAC “financial professionals” (as that term is defined in the Code). The Code has been posted on GMAC’s internet website at www.gmacfs.com, under “United States,” “Investor Relations,” and “Governance.” Any amendment to, or waiver from, a provision of the Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be posted at this same internet website location as required by applicable law.

Certain Corporate Governance Matters

Election of Directors — Our current directors were elected pursuant to the terms of our Amended and Restated Limited Liability Company Operating Agreement, dated November 30, 2006, which has been superceded by our Second Amended and Restated Limited Liability Company Operating Agreement, dated December 31, 2008, which is incorporated by reference into this Form 10-K as Exhibit 3.3.2. On January 16, 2009, and in connection with the approval of our application to become a bank holding company, we entered into a Governance Agreement (the Governance Agreement) with FIM Holdings, GM Finance Co. Holdings LLC, and the United States Department of the Treasury (the Treasury) pursuant to which the parties have agreed to establish a new composition of the GMAC Board of Managers (the New GMAC Board) that will be effective no later than March 24, 2009 (the Effective Date). The New GMAC Board will be comprised of seven members as follows: (i) one member designated by FIM Holdings or other affiliates of Cerberus Capital Management, L.P., (ii) two members designated by a trust to be established by the Treasury to hold equity securities of GMAC, (iii) the chief executive officer of GMAC and (iv) three independent members chosen by the members described in (i) through (iii) above. For further details regarding the New GMAC Board, refer to the Governance Agreement, which is incorporated by reference into this Form 10-K as Exhibit 10.21.

Audit Committee — We have established a separately designated standing Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. Members currently include T. K. Duggan and Douglas A. Hirsch. Both members

GMAC LLC • Form 10-K

are “independent” as required by Rule 10A-3 of the Exchange Act and under applicable listing standards, and the GMAC Board has determined that both members are also qualified as “audit committee financial experts,” as defined by the SEC, and are financially literate.

Item 11.	Executive Compensation

Compensation Committee Report

The GMAC Compensation and Leadership Committee of the Board of Directors (the Committee) has reviewed and discussed with GMAC management the Compensation Discussion and Analysis and, based on that discussion, recommended it to the GMAC Board of Managers (the Board) for inclusion in this Form 10-K.

THE COMPENSATION AND LEADERSHIP COMMITTEE

Mark A. Neporent, Chair

Lenard B. Tessler

Frederick A. Henderson

Compensation Committee Process

GMAC’s executive compensation program is administered by the Committee. The Committee consists of two Class A Managers, currently Messrs. Mark A. Neporent and Lenard B. Tessler, and one Class B Manager, currently Mr. Frederick A. Henderson. Mr. Neporent serves as Chair of the Committee. During 2008, the Committee met five times. The purpose of the Committee is to discharge the Board’s responsibilities relating to executive officer and senior executive compensation; the assessment, development and deployment of executive officers and senior executive talent; and, to the extent applicable, the preparation of annual reports on executive compensation as required by applicable rules and regulations. As explained in Item 10, beginning on page 197, a new Board and Committee is expected to be appointed in March 2009.

The Committee generally considers, but is not constrained to adopt the recommendations of the CEO and other members of senior management in determining the compensation of senior executives, including our named executive officers (NEOs), and making changes to the executive compensation program, but determines the compensation of the CEO without recommendations from the CEO or from management. The Committee also meets periodically in executive session without the presence of management.

Beginning in 2009, the Committee will review with GMAC’s Chief Risk Officer any proposed changes to the executive compensation program and will meet with the Chief Risk Officer at least annually, and more frequently if required, to discuss and review the relationship between GMAC’s risk management policies and practices and the incentive compensation arrangements applicable to our NEOs to ensure that they do not encourage NEOs to take unnecessary and excessive risks that could threaten the value of GMAC. The Committee has delegated to the CEO and such other managers the authority to determine cash compensation and to grant long-term cash incentive awards to executives below the senior management group of approximately 50 senior executives whose compensation is under the purview of the Committee.

Frederic W. Cook & Co. (Cook) has been appointed by the Committee to serve as its independent advisor. Cook reports directly to the Committee and provides ongoing advice with respect to the plans and programs covering the senior executives, including our NEOs, for which the Committee is responsible. Cook reviews all materials developed by management in advance of Committee meetings, provides comments on such materials to the Chair, provides advice and recommendations concerning changes to the plans and programs, as well as information on market practices and trends, and attends meetings whenever possible. The Committee has authorized Cook to provide assistance to management in the development of such materials, if requested. During 2008, Cook conducted a competitive assessment of CEO compensation at the request of the Committee. Other than the foregoing, Cook undertakes no separate work for GMAC.

Compensation Discussion and Analysis

Introduction

During 2008, against a backdrop of precedent-setting upheaval in the financial services industry, GMAC completed a global refinancing of our funding facilities, completed a note exchange for various GMAC and ResCap outstanding notes, received additional contributions from our existing shareholders in exchange for common equity, became a bank holding company, and received an investment in return for preferred equity in GMAC from the U.S. Treasury as a participant in the Troubled Assets Relief Program (TARP) established under the Emergency Economic Stabilization Act of 2008. Despite the

GMAC LLC • Form 10-K

significance of these accomplishments, we experienced losses in our global auto finance and mortgage businesses and only achieved a profit for the year due to the after-tax gain realized from the extinguishment of debt related to the bond exchange that was completed in our fourth quarter.

As a bank holding company, GMAC ended 2008 financially stronger, which will permit us to increase the level of lending to consumers and businesses. We will continue to transition GMAC to meet all the bank holding company requirements during 2009 and beyond and will seek to capitalize on opportunities to further strengthen our financial condition and diversify our business to create a platform for long-term growth and value creation for our owners and investors.

TARP Executive Compensation Limitations

Under the terms of our participation in TARP, GMAC is required to comply with certain limitations on executive compensation. The most significant of such restrictions are listed below:

1.	Prohibition on incentives for senior executive officers (SEOs, who are also our NEOs that continue to be employed by GMAC) that cause them to take unnecessary or excessive risks and a requirement that the Committee conduct a review of SEO compensation arrangements with GMAC’s chief risk officer within 90 days of participation and then annually thereafter;

2.	Clawback of any bonus or incentive compensation paid to an SEO based on statements of earnings, gains, or other criteria that are later proven to be materially inaccurate;

3.	Prohibition on any severance payable to an SEO, with certain limited exceptions;

4.	Prohibition on owning or leasing private aircraft and expenditures for corporate events, travel, consultants, real estate, and corporate offices;

5.	Limitations on the amount of bonus and incentive compensation payments to the 25 most highly compensated employees (which includes the SEOs); and

6.	No tax deduction for compensation in excess of $500,000 paid to an SEO.

These limitations apply so long as the U.S. Treasury continues to hold the preferred equity interests it received in connection with its TARP investment in GMAC.

The Committee certifies that it has reviewed the incentive compensation arrangements applicable to the SEOs in 2008 with Mr. Ramsey, who is GMAC’s Chief Risk Officer, and has concluded that such arrangements did not encourage the SEOs to take unnecessary and excessive risks that could have threatened the value of GMAC. Furthermore, such compensation arrangements were modified to comply with the limitations and restrictions on compensation that became applicable to us as a result of our participation in the TARP. The incentive arrangements applicable to the SEOs in 2009 have not been determined and remain under review in light of the requirements of the American Recovery and Relief Act of 2009 signed into law on February 17, 2009.

GMAC Compensation Program Overview and Philosophy

Prior to the sale of a 51% interest in GMAC completed on November 30, 2006, the compensation structures and philosophies were under the ultimate oversight of GM and the GM Executive Compensation Committee. Following the closing of this transaction, GMAC established a new compensation structure that was applicable to all of GMAC and its subsidiaries, but which was substantially redesigned during 2008 to better support the restructuring of GMAC and reflect the business and management changes occurring within the company. In light of the significant changes to GMAC that occurred at the end of 2008 in connection with our approval to become a bank holding company, it will be necessary to amend or modify aspects of the new program that were to be implemented during 2009. Furthermore, the American Recovery and Reinvestment Act of 2009 (the Act) was enacted on February 17, 2009. The Act includes provisions that will apply to both prior and future recipients of TARP funding. We are currently evaluating these provisions to determine how they will apply to GMAC as a prior recipient of TARP funding, and any requirements will be reflected in our compensation programs going forward.

GMAC LLC • Form 10-K

The primary objective of our executive compensation program continues to be to provide an attractive, competitive and motivational program that allows us to hire, develop, retain and reward senior executives of outstanding ability consistent with a pay-for-performance compensation philosophy. However, because of the challenging real estate and credit markets that existed in 2008, the focus of our program and compensation actions taken during the year were on retention as more fully discussed below.

Our executive compensation program consists of base salary, annual cash incentives and equity-based awards. We also provide benefit and perquisite programs to our senior executives. Promoting cooperation across business units is an important goal. To this end, the funding of a portion of business unit annual incentives pools and all of equity-based awards are tied to the consolidated performance of GMAC.

Assessing GMAC Compensation Competitiveness

We periodically benchmark our total annual cash compensation against other comparably sized global financial services companies with whom we compete for business and senior executive talent in the auto finance, mortgage finance, commercial finance, and insurance markets. We also use competitive compensation information covering our senior executive positions from a subset of the Towers Perrin’s Executive Financial Services Survey, which had 25 participating companies, and the McLagan Top Management Executive Survey, which had 29 participating companies, and the McLagan Fixed Income and Trading Survey, which had 92 participating companies. It is not possible to identify which companies supplied data for each of the named executive officers due to the confidential basis upon which the surveys are conducted.

Our competitive philosophy is to target base salaries and employee benefits at median competitive levels and to set annual incentive targets to deliver 75th percentile total annual cash compensation commensurate with achievement of aggressive performance goals. If our annual performance goals are not achieved, annual cash incentives may be reduced or eliminated, and total annual cash compensation will typically be below median.

Competitive analyses were conducted during 2008 to validate the competitiveness of our current cash compensation structure in light of the large number of new executives who were hired during the year and to respond to a request for this information by the U.S. Treasury. As part of the limitations agreed to stated above, the 2008 and 2009 bonus compensation for the top 25 senior executives may not exceed 59.9% of their aggregate bonus compensation for 2007, which may result in total annual cash compensation below our competitive philosophy.

Also, in 2008, the Committee approved a peer group consisting of the 18 financial services companies listed below for the purpose of conducting a competitive assessment of CEO compensation following Mr. de Molina’s promotion to CEO:

• Aflac • American Express • Capital One Financial • CIT Group • Countrywide Financial • Ford Motor Credit • GE Capital Services • Genworth Financial • Hartford Financial Services	• MetLife • National City • Prudential Financial • SunTrust Banks • UnumProvident • U.S. Bancorp • Wachovia • Washington Mutual • Wells Fargo

The findings of this assessment led to an adjustment of Mr. de Molina’s target annual cash incentive opportunity to $4.0 million from $1.8 million. This new target annual incentive increased Mr. de Molina’s target annual cash compensation from below median to between the median and the 75th percentile. Individual equity-based award amounts are not determined to achieve a target competitive position. Because we are privately owned, our long-term incentives are more difficult to value and compare to long-term cash- and stock-based incentives granted by companies with public equity. Instead, an interest in the value of GMAC is set aside for awards to certain executives of equity-based incentives. In 2008, approximately 500 GMAC executives received such awards. We believe management’s interest in the value of GMAC is competitive with levels of long-term incentives granted in other large financial services companies. The principal criteria used for awarding equity-based incentives are the importance of the position held by the executive to the long-term performance of GMAC, the past performance of the executive and an assessment of each executive’s potential for future advancement.

GMAC LLC • Form 10-K

Role of Management in Compensation Decisions

Management monitors the competitiveness of compensation levels of senior executives, including our NEOs other than the CEO, and considers whether amended or new incentive plans are needed to attract, retain and motivate senior executives. Recommendations are presented to the Committee for review, discussion and approval. The CEO ultimately oversees the development of recommendations for amended or new incentive plans.

The CEO makes recommendations for the compensation of senior executives to the Committee for approval. The Committee, with the advice of Cook, determines the compensation of the CEO without any recommendations from management.

Components of GMAC Compensation Program

Our compensation program applicable to senior executives, including our NEOs, consists of base salary, annual cash incentives, long-term incentives in the form of equity-based awards, benefits and perquisites, which are the components of a competitive executive compensation program. The annual and long-term incentive plans and the level of opportunities awarded there under are designed to ensure that our executive compensation program is attractive and retentive and supports a pay-for-performance compensation philosophy by providing an opportunity to earn additional compensation based on the achievement of annual performance objectives, including personal objectives, and to share in the growth in value of GMAC. As discussed throughout this Compensation Discussion and Analysis, by necessity the focus of our compensation program in 2008 was on the retention of senior executives, many of whom were newly hired in response to the challenges facing our business.

We do not have a target mix of compensation for setting incentive opportunities other than our competitive philosophy of generally median salaries and total annual cash compensation at the 75th percentile for achieving aggressive performance goals. We offer a limited selection of perquisites in order to enhance the effectiveness of senior executives, including our NEOs, to focus their time and energy on performing their duties and responsibilities and enable us to attract and retain senior executives of outstanding ability by being competitive with market practices.

Base Salary

We pay a base salary in order to provide a predictable level of compensation that is competitive in the marketplace for the position responsibilities and individual skills, knowledge, and experience of each executive so that we are able to attract and retain senior executive talent. Salaries are generally set at median competitive levels. Although we review salaries on an annual basis, we expect that salaries will be increased on a less frequent basis, especially at more senior levels where a larger portion of total annual compensation opportunity is intended to be provided in the form of performance-based annual cash incentives.

Annual Cash Incentives

Annual cash incentives are provided to reward GMAC and business unit annual performance. Target annual cash incentives are established in terms of dollar amounts that, in combination with base salary, provide a total annual cash compensation opportunity tied to financial and operational performance. For many senior executives, including our NEOs, target annual cash incentives represent more than half of annual cash compensation opportunity.

Annual cash incentives are administered on a pooled basis. Target annual incentive pools for corporate executives and the executives of each business unit are formed at the start of each year equal to the sum of individual annual incentive targets. For GMAC and ResCap corporate executives, which include our NEOs, funding of 2008 annual incentive pools was based on the Committee’s discretionary assessment of performance and retention needs. Because of the challenging real estate and credit markets that existed in 2008, it was decided that performance goals could not be established for GMAC and ResCap corporate annual incentive pools. The Committee recognized the need to make funding available to reward exceptional individual performance and that discretionary funding was appropriate until GMAC’s and ResCap’s financial conditioned stabilized on a consolidated basis and forward-looking goals could again be set.

Allocation of the available annual incentive pools to individual senior executives, including our NEOs, is determined on a discretionary basis taking into account evaluations of individual performance and achievement of personal goals and objectives established annually under our performance management system and assessments of the relative value of each executive’s contributions to performance for the year. The Committee does not believe in formulaic annual incentives that

GMAC LLC • Form 10-K

automatically pay out to individuals. In addition, determination of 2008 annual incentive payments took into account “spot” bonuses paid on a highly selective basis in June to reward the management team’s extraordinary effort and accomplishment in securing the first of our two financial restructurings of the year under very difficult and challenging circumstances.

As mentioned above, 2008 annual incentives to the top 25 senior executives could not exceed 59.9% of aggregate 2007 bonus levels under the terms of GMAC’s participation in TARP. GMAC’s four most senior executives: Mr. de Molina, our CEO; Mr. Ramsey, our Chief Risk Officer; Mr. Muir, our President; and Mr. Hull, our CFO, requested not to be considered for an annual incentive payment, which was honored by the Committee. Aggregate annual incentive payments for the top 25 senior executives were in compliance with the applicable TARP limitations and were approved by the U.S. Treasury before being approved by the Committee.

The following table represents 2008 annual incentive plan target awards, 2008 midyear spot award payments, and year-end AIP award payments for our NEOs under the GMAC Annual Incentive Plan, which were established for 2008, consistent with past practice, for possible delivery in early 2009. All payouts under the plan for our NEOs are discretionary. As indicated previously, payment of bonus compensation has been limited as a result of the U.S. Treasury’s TARP investment in GMAC. These limitations apply so long as the U.S. Treasury continues to hold the preferred equity interests it received in connection with its TARP investment in GMAC.

Name and principal position	Target	Midyear spot award	Year-end AIP award
Alvaro G. de Molina	$4,000,000	$—	$—

Robert S. Hull	$900,000	$250,000	$—

Samuel Ramsey	$1,000,000	$1,000,000	$—

Sanjay Gupta	$750,000	$—	$562,500

William F. Muir	$1,150,000	$—	$—

Equity-based Incentives

We began 2008 with a long-term incentive program that consisted of two equity-based plans: long-term cash incentives granted under the Long-Term Phantom Incentive Plan (LTIP) to approximately 500 executives, including our NEOs, and equity awards granted in the form of restricted membership interests in GMAC Management LLC under the Class C Membership Interests Plan (MPI) to approximately 60 senior executives, including our NEOs. Together, these plans provided management with a 10% interest in the growth in GMAC’s value after a minimum growth rate of 10% compounded annually, thereby aligning the interests of executives with the interests of GMAC’s owners.

The LTIP was intended to provide a balance to annual incentives, which are geared to achievement of short-term performance goals and business unit performance, by having a three-year performance period. For senior executives, including our NEOs (who also received MPI awards), the LTIP provided an opportunity for medium-term cash incentive payments to balance the stringent transferability and liquidity provisions of their equity awards. LTIP awards were to vest at the end of three years and be paid in cash as soon as practicable following the valuation of GMAC by the Board and a determination by the Committee of the amount that GMAC’s value had increased in excess of 10% compounded annually.

It was originally expected that a new three-year LTIP award would be granted at the conclusion of the initial three-year performance period covering the years 2007 through 2009 because the Committee believed that consecutive performance periods better support a focus on long-term performance and retention than annual overlapping performance periods. However, because the losses incurred during 2007 significantly reduced the likelihood that the initial LTIP awards granted for 2007 would have their intended value, the Committee approved the acceleration of the second LTIP grant to early 2008 to cover the years 2008 through 2010.

In contrast to LTIP awards, MPI awards were subject to pro rata annual vesting over five years. Half of each award was to vest based on continued service with GMAC. To further strengthen our pay-for-performance compensation approach, the other half was to vest based on annual GMAC consolidated performance under the annual incentive program. Even though annual goals were used for vesting, the goals were intended to be based on operational metrics and aggressive goal-setting that was expected to drive long-term value creation. Any annual performance-vesting portion that did not vest was carried forward and eligible for vesting on a cumulative basis in a future year.

GMAC LLC • Form 10-K

The Committee determined that the MPI awards granted in 2008 would be based on the increase in value of GMAC from the end of 2007 plus a minimum growth rate of 10% compounded annually, rather than the value of GMAC on the closing date of the sale transaction. Select senior executives who were hired during 2007 and were granted initial MPI awards based on the increase in our value after the closing date of the sale transaction received a specially designed one-time supplemental MPI award, which was intended to provide a potential value, together with the initial MPI awards, as if they were granted in 2008, based on the increase in our value after 2007. The Committee made this decision because certain newly hired senior executives joined GMAC at a time when the full extent of the losses and their impact on MPI awards was not known, and it believed that their initial MPI awards did not have sufficient incentive and retention impact unless the opportunity for achieving a higher potential value was restored.

Following the completion of the global refinancing of our funding facilities, the credit markets continued to deteriorate, making it necessary for GMAC to undertake a second financial restructuring during 2008. In light of the disruptive financial markets and the need for additional refinancing activities, retention of key executives was of paramount importance. Management determined that, under these conditions, the long-term incentive program as designed was not likely to have its intended value and was no longer capable of providing needed retention. Therefore, the Committee approved management’s recommendation that GMAC purchase substantially all of the outstanding MPI awards and adopt new equity-based plans designed to replace both the MPI and LTIP awards. The cash payments made in the third quarter of 2008 for the purchase of the outstanding MPI shares totaled approximately $28 million, including the following payments made to our NEOs: $4,640,000 to Mr. de Molina; $2,320,000 to Mr. Hull; $2,320,000 to Mr. Ramsey; $696,000 to Mr. Gupta; and $1,740,000 to Mr. Muir. The MPI purchase payments were subject to noncompete and nonsolicitation covenants and a clawback if the covenants were violated during the two-year period following the purchase of the MPI awards. However, the noncompete covenant and clawback were subsequently voided at the end of 2008 for the top 25 senior executives in consideration of their acceptance of the executive compensation limitations that were a condition of GMAC’s participation in TARP. If these limitations cease to apply for any reason over the two-year period, the noncompete covenant will be restored, but the clawback is permanently voided.

The objectives for the new plans are to achieve simplicity and greater comparability to the long-term incentive programs in other financial services companies with whom GMAC competes for executive talent and to provide an award tied more closely to company and individual performance. As approved, the new plans consist of annual grants of restricted stock units (RSUs) to the majority of the executives who previously participated in the LTIP and stock appreciation rights (SARs) to senior executives who previously participated in MPI awards. The total stake in GMAC represented by the new program continues to be 10%, of which 6% may be awarded in the form of RSUs to approximately 500 executives and 4% may be awarded in the form of SARs to approximately 60 senior executives.

RSUs are full-value awards intended to provide meaningful assurance that executives will receive some level of payment for their individual contributions and performance, while continuing to reward growth in GMAC’s value. Initial awards equal to about 40% of the 6% authorization for RSUs were granted in 2008 that will vest in five pro rata annual installments beginning at the end of 2008. A condition of the 2008 RSU awards was that executives agreed to forfeit their outstanding 2007–2009 and 2008–2010 LTIP awards.

Vested installments of the RSUs granted in 2008 will be paid out in the year following the year of vesting based upon the Board’s determination of a year-end valuation of GMAC, unless the executive voluntarily elected to defer valuation and payment until the final installment, which will be following the end of 2012. Current payments are a feature of the RSUs which replace the medium-term liquidity provided by the LTIP. Additional grants of RSUs are intended to be made annually as an equity-based bonus to reward executives for prior-year company and individual performance. These grants were not made in 2009 for 2008 performance and their purpose and design will be reconsidered during 2009.

SARs are similar to the design of the former equity plan and are intended to provide senior executives with a leveraged opportunity to share in the growth in value of GMAC in excess of the value at grant date. A key difference between SARs and the former equity plan is that grants are to be awarded annually as an additional equity-based bonus to reward senior executives for prior-year company and individual performance beginning with grants in early 2009 for 2008 performance. As such, SARs do not have a minimum growth rate and do not have performance vesting. For the same reason annual RSU grants were not made, SAR grants were not made in 2009 for 2008 performance and their purpose and design will be reconsidered during 2009 by GMAC’s new Committee.

GMAC LLC • Form 10-K

Benefits and Perquisites

We provide our senior executives, including our NEOs, with broad-based benefits that are generally available to all our employees in order to further our goal of attracting and retaining senior executives of outstanding ability. Our benefit program includes the GMAC LLC Retirement Savings Plan. We provide the savings plan in lieu of higher current cash compensation to ensure that employees have a source of retirement income and because these plans enjoy more favorable tax treatment than current compensation. For 2008, employee contributions up to 6% of salary were matched 100% by GMAC under our qualified and nonqualified savings plans. In addition, 2%-of-salary nonmatching company contributions were made to the accounts of all eligible employees whether or not they are making employee contributions to the savings plans. Beginning with 2007 bonus payments made in 2008, the additional 2% nonmatching company contribution will also apply to annual incentives earned in the year. The 401(k) plans also provide for a further discretionary company contribution of up to 2% of salary based on GMAC’s annual performance. Based on company performance, no further discretionary company contributions will be made in 2009 in respect of 2008.

Senior executives, including our NEOs, generally are eligible for limited perquisites for the reasons explained previously. The perquisites offered include participation in an executive car program (a car allowance for the purchase or lease of a GM car), supplemental life insurance, personal umbrella liability insurance, and financial counseling as explained on page 210 and, for senior executives working in New York, parking in the office building.

Upon becoming a TARP participant all personal and business travel on company aircraft ceased. Prior to this, senior executives could make occasional personal use of company-provided aircraft if approved by the CEO. In addition, a company aircraft was provided for Mr. de Molina’s personal use primarily related to commuting between his home and work location with all or a portion of the aggregate incremental cost to be offset against his realized SAR values in the future under an amended contract. Other senior executives with homes in the same area as Mr. de Molina, including Mr. Ramsey, commuted with Mr. de Molina. At the time of the hiring of Mr. de Molina, and subsequently of other senior executives, the personal use of company-provided aircraft was necessary in order for us to attract seasoned executives with their knowledge and experience at a time when GMAC was facing significant business challenges. All employees using the GMAC-provided aircraft for personal use were liable for taxes on the imputed income resulting from this perquisite.

Retiree Medical Benefits

In connection with our sale in 2006, GM retiree medical benefits were eliminated at GMAC. Any employee who was eligible to participate in the GM retiree medical plan based on service date and met the age and service requirements under the GM retiree medical plan as of the transaction closing date will be entitled to receive retiree medical benefits from GM upon retirement from GMAC. Any employee, including Messrs. Muir and Feldstein, our former CEO, who was eligible to participate in the GM retiree medical plan based on service date, but, as of the closing date, did not meet the age and service requirements of the GM retiree medical plan, received a lump sum payment during 2007 and 2008 based on years of service with GM. To the extent possible under IRS limitations, this lump sum payment was contributed to the employee’s 401(k) account, and any remaining amounts were paid in cash.

Employment Agreements and Severance

On November 30, 2006, Messrs. Muir and Feldstein, our former CEO, each entered into written employment agreements with terms expiring December 31, 2011. We provided employment agreements to Messrs. Muir and Feldstein because the use of employment agreements for key leaders of a business being acquired is customary and provides benefits to us, such as prohibitions on working for competitors. During 2007, we entered into an employment agreement with Mr. de Molina in connection with his hire. Effective September 30, 2008, Mr. de Molina agreed to terminate his employment agreement and become a participant in the Senior Leadership Severance Plan at a lower level of severance. In addition to the foregoing, we have further provided letter agreements to each of Messrs. Hull, Ramsey and Gupta in connection with their employment.

Other senior executives who are terminated by GMAC without cause are eligible for severance under the Senior Leadership Severance Plan if they sign a general release and noncompete agreement, as is customary in the financial services and general industry. In 2009, as a cost-saving measure, severance levels were reduced to one year of salary and target annual cash incentive, plus pro rata actual annual cash incentive for the year of termination, if any, from two years of salary and one year of target annual cash incentive. Benefits and perquisites, or a reimbursement payment for their cost, is provided for the severance period, as is outplacement assistance where appropriate. As a condition to participating in TARP, GMAC’s SEOs waived any right to severance in the event of their termination of employment. These waivers apply so long as the U.S. Treasury continues to hold the preferred equity interests it received in connection with its TARP investment in GMAC.

GMAC LLC • Form 10-K

Messrs. Feldstein and Jones were entitled to severance payments in connection with their departures in 2008, which occurred prior to the TARP restrictions. These amounts are reflected in the table entitled, “All Other Compensation in 2008,” which is on page 210. For additional details with respect to potential severance obligations, refer to the section titled Executive Compensation — Postemployment and Termination Benefits, which begins on page 216.

GMAC LLC • Form 10-K

Summary Compensation Table

Name and principal position	Year	Salary ($) (a)	Bonus ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation expense/ change in pension value ($) (e)	All other compensation ($) (f)	Total ($)
Alvaro G. de Molina	2008	$1,200,000	$—	$5,814,124	$(194,016)	$—	$—	$4,802,729	$11,622,837
Chief Executive Officer	2007	$386,923	$900,000	$516,476	$194,016	$—	$—	$2,936,397	$4,933,812

Robert S. Hull	2008	$500,000	$250,000	$2,409,998	$—	$—	$—	$1,855,344	$5,015,342
Executive Vice President, Chief Financial Officer	2007	$51,282	$1,300,000	$—	$—	$—	$—	$—	$1,351,282

Samuel Ramsey	2008	$575,000	$1,000,000	$2,691,579	$(34,147)	$—	$—	$2,757,871	$6,990,303
Chief Risk Officer

Sanjay Gupta	2008	$333,333	$1,262,500	$769,181	$—	$—	$—	$574,776	$2,939,790
Chief Marketing Officer

William F. Muir	2008	$850,000	$—	$1,736,348	$(412,376)	$—	$—	$237,558	$2,411,530
President	2007	$850,000	$862,500	$190,861	$409,553	$—	$—	$1,973,845	$4,286,759
	2006	$511,667	$—	$311,563	$105,880	$303,600	$163,200	$66,385	$1,462,295

Eric A. Feldstein	2008	$300,000	$—	$258,571	$(860,050)	$—	$—	$5,220,977	$4,919,498
former Chief	2007	$1,200,000	$900,000	$683,458	$853,654	$—	$—	$3,633,516	$7,270,628
Executive Officer	2006	$897,500	$—	$356,513	$262,756	$570,600	$270,000	$167,532	$2,524,901

James G. Jones	2008	$570,433	$—	$(165,272)	$(102,258)	$—	$—	$2,411,787	$2,714,690
former President and Managing Director, ResCap

(a)	Amounts represent the base salary earned during the years specified. For Messrs. de Molina, Hull, and Gupta, amounts represent base salary earned from each executive’s employment commencement date with GMAC. These dates are: September 5, 2007, for Mr. de Molina; November 26, 2007, for Mr. Hull; and March 3, 2008, for Mr. Gupta. Mr. Feldstein and Mr. Jones left GMAC on March 31, 2008, and August 15, 2008, respectively.
(b)	The 2008 totals for Messrs. Hull and Ramsey represent discretionary midyear spot awards that were provided to each in recognition of their substantial contributions to securing GMAC’s first financial restructuring of 2008. Mr. Gupta’s 2008 total represents a $700,000 sign-on bonus following his hiring to compensate for value he forfeited with his former employer when he joined GMAC and $562,500 for a discretionary bonus under our Annual Incentive Plan. No other NEO received a discretionary bonus under our Annual Incentive Plan for 2008. The 2007 totals for Messrs. de Molina, Muir and Feldstein represent discretionary payments made under our Annual Incentive Plan. Mr. Hull’s 2007 total represents a sign-on bonus following his hiring to compensate for value he forfeited with his former employer when he joined GMAC. This bonus was previously reported under All Other Compensation.
(c)	Represents expenses recognized for financial statement purposes in accordance with SFAS 123(R) and not necessarily the cash payments received with respect to the years ended December 31, 2008, 2007, and 2006, for the GMAC RSUs, MPI awards, GM Long-Term Incentive Plan (GM LTIP), GM Cash-Based Restricted Stock Units (GM CRSUs), and GM Restricted Stock Units (GM RSUs). The 2008 actual cash compensation paid to our NEOs is described in the Stock Awards Vested Table and respective note on page 215, and totaled $4,819,810 for Mr. de Molina; $2,409,998 for Mr. Hull; $2,472,830 for Mr. Ramsey; $769,181 for Mr. Gupta; and $1,816,692 for Mr. Muir. GMAC’s purchase of the outstanding MPI awards accelerated the expense recognized in the financial statements, and therefore increased the amount presented in the table for the awards. The 2008 MPI and RSU expense totals included in the table were $5,634,314 and $179,810 for Mr. de Molina; $2,320,000 and $89,998 for Mr. Hull; $2,538,749 and $152,830 for Mr. Ramsey; $696,000 and $73,181 for Mr. Gupta; and $1,760,888 and $76,692 for Mr. Muir. Mr. Feldstein’s 2008 expense total is comprised of ($516,476) for GMAC MPI, ($382,404) for GM LTIP and $1,157,451 for GM RSU. Based on his departure from GMAC, Mr. Feldstein’s GM RSU award value of $1,645,579 was paid in GM shares on March 31, 2008, as discussed in the note to the Stock Awards Vested Table on page 215. Mr. Jones’ 2008 expense total is attributable to GMAC MPI awards. The 2007 expense total for Mr. de Molina is attributable to MPI awards. Mr. Muir’s 2007 expense total is comprised of $309,885 for GMAC MPI and ($119,024) for GM LTIP, while his 2006 expense total is comprised of $220,256 for GM LTIP and $91,307 for GM CRSU. Mr. Feldstein’s 2007 expense total is comprised of $516,476 for GMAC MPI and ($321,146) for GM LTIP and $488,128 for GM RSU, while his 2006 expense total is comprised of $703,550 for GM LTIP and ($347,037) for GM RSU. See the SFAS 123(R) Valuation Assumption section on page 211 for further discussion.
(d)	Represents the expenses recognized for financial statement purposes in accordance with SFAS 123(R) and not necessarily the cash payments received with respect to the years ended December 31, 2008, 2007, and 2006, for the GMAC LTIP and stock options granted under the GM Stock Incentive Plan. There was no cash compensation paid to our NEOs in 2008 with respect to these awards. The 2008 and 2007 expense totals for Mr. de Molina, and the 2008 expense totals for Messrs. Hull, Ramsey, Gupta and Jones are comprised solely of GMAC LTIP. Mr. Muir’s 2008 expense total is comprised of ($357,429) for GMAC LTIP and ($54,947) for GM stock options, while his 2007 expense total is comprised of $357,429 for GMAC LTIP and $52,124 for GM stock options. Mr. Feldstein’s 2008 expense total is comprised of ($701,822) for GMAC LTIP and ($158,228) for GM stock options, while his 2007 expense total is comprised of $701,822 for GMAC LTIP and $151,832 for GM stock options. The 2006 expense totals for Messrs. Muir and Feldstein are comprised solely of GM stock options. See the SFAS 123(R) Valuation Assumption section on page 211 for further discussion.
(e)	These amounts represent the year-over-year increase in the present value of the executive’s accrued pension benefits resulting from additional amounts of credited service and executive and GM contributions to the plans as of December 31, 2006.
(f)	See the All Other Compensation in 2008 section for further details.

GMAC LLC • Form 10-K

All Other Compensation in 2008

The following table includes perquisites and other items comprising the All Other Compensation column for the named executives in the Summary Compensation Table:

	Alvaro G. de Molina	Robert S. Hull	Samuel Ramsey	Sanjay Gupta	William F. Muir	Eric A. Feldstein	James G. Jones

Executive company vehicle program (incremental cost) (a)	$16,555	$12,322	$—	$8,769	$12,022	$2,461	$6,975
New York parking (b)	—	—	—	—	—	1,950	—
Corporate aircraft (incremental cost) (c)	2,259,595	—	1,068,486	—	10,027	104,222	—
Financial counseling (d)	7,500	7,500	7,500	7,500	12,030	2,525	11,000

Total perquisites	2,283,650	19,822	1,075,986	16,269	34,079	111,158	17,975
Life and liability insurance and death benefits (e)	2,252	1,592	7,406	1,400	2,252	1,113	768
401(k) matching contributions (f)	4,600	12,631	18,400	4,600	15,960	14,683	4,600
Nonqualified Benefit Equalization Plan (g)	19,385	8,462	15,000	616	54,923	7,754	—
Relocation payment (h)	—	—	70,334	—	—	—	—
Tax reimbursements (i)	540	6,404	10,834	1,094	2,841	—	—
Severance payment (j)	—	—	—	—	—	5,086,269	2,111,194
Equity tax-related payment (k)	2,492,302	1,806,433	1,559,911	550,797	127,503	—	277,250

Total all other compensation	$4,802,729	$1,855,344	$2,757,871	$574,776	$237,558	$5,220,977	$2,411,787

(a)	During January through May, GMAC maintained a voluntary program that provided executives with a GM vehicle of their choice. Participants were required to pay a monthly administration fee of $150, and they were charged with imputed income based on the value of the vehicle they chose to drive, after consideration of the proceeds from the sale of the company vehicles. Executives were reimbursed for taxes on this income, subject to a maximum vehicle value. Once the program ended, the vehicles were taken out of service. Each executive, including our NEOs, was offered participation in a new voluntary executive vehicle program whereby the executive receives $1,000 per month towards the purchase or lease of a GM vehicle.
(b)	Mr. Feldstein had his primary office in New York City where he was permitted to park in one of the company-rented parking spaces at a cost to GMAC of $650 per month.
(c)	We no longer allow the use of GMAC-provided aircraft for business or personal use. See page 202 in the CD&A for a discussion of the TARP restrictions regarding corporate aircraft usage. The 2008 cost was determined by calculating the incremental cost for each flight and allocating this amount to each employee on the flight. For 2007, the cost was determined by assigning the full incremental cost for each flight to the most senior executive on the plane. Using the 2007 methodology, the 2008 incremental costs would have been as follows: $3,791,980 for Mr. de Molina; $869,005 for Mr. Ramsey; $0 for Mr. Muir; and $104,222 for Mr. Feldstein.
(d)	We provide a taxable allowance to certain senior executives for financial counseling and estate planning services with one of several approved providers. Named executives are provided an enhanced financial and estate planning service. This program does not provide for tax preparation services. Costs associated with this benefit are reflected in the table above, based on the actual charge for the services received. Any taxes assessed on the imputed income for the value of this service are the responsibility of the executive.
(e)	Represents the total cost of life and liability insurance and other death benefits for 2008.
(f)	Employer contribution and match amount to the employees’ 401(k) fund.
(g)	Employer contribution and match for earnings in excess of the IRS 401(k) earnings limit of $230,000 annually.
(h)	Relocation payments made to Mr. Ramsey.
(i)	The aggregate amount of payments made on the executives’ behalf by GMAC during the year for the payment of taxes related to the executive vehicle program and spousal accompaniment on business trips.
(j)	Mr. Feldstein received severance payments in accordance with his separation agreement paid in two installments on March 31, 2008, and January 2, 2009, in compliance with IRS code section 409A. The entire amount is disclosed in the table above. Mr. Jones received severance payments in accordance with his separation agreement. Of the total amount reflected for Mr. Jones in the table above, $300,000 will be paid in three installments at the expiration of rolling six-month periods from the date of his termination, contingent with the restrictive covenants set forth.
(k)	Applicable taxes paid on the employee’s behalf for the fair market value of the executives’ MPI awards.

GMAC LLC • Form 10-K

SFAS 123(R) Valuation Assumptions

The GMAC RSU awards were granted to our NEOs in terms of basis points in the fair value of GMAC, which vest ratably based on continued service over five years beginning on December 31, 2008, and at each of the next four anniversaries thereafter. Award payouts are made in the quarter following their vesting and are based on the fair value of GMAC at each year-end as recommended by the Committee and approved by the Board annually. For 2008, management recommended to the Committee a fair value of GMAC at December 31, 2008, based on industry comparisons and other GMAC-specific market-facing data, where applicable, which was subsequently approved by the Board. Participants have the option at grant date to defer the valuation and payout for any tranche until the final year of the award. Under SFAS 123(R), the awards require liability treatment and are remeasured quarterly at fair value until they are paid. The compensation costs related to these awards for our NEOs are ratably charged to expense over the five-year service period, as applicable. We utilize an internal process to estimate the fair value of the RSU awards based on the estimated fair value of GMAC using changes in our performance, market, and industry. Changes in fair value relating to the portion of the awards that have vested and have not been paid are recognized in earnings in the period in which the changes occur. The fair value used to calculate the SFAS 123(R) expense at December 31, 2008, for each GMAC RSU award was $92,400 per basis point.

The MPI is an equity award based on the appreciation of GMAC’s value plus a 10% minimum growth rate, compounded annually, during a ten-year potential valuation period. The awards vest ratably over a five-year period, with half vesting based on achieving an annual performance objective for GMAC and half on continued service. Under SFAS 123(R), the awards require equity treatment and the fair value is calculated as of the grant date. We utilize a Black-Scholes model to determine the grant date fair value of the MPI awards, which considers expected volatility, expected term of the awards, and changes in our performance, market, and industry. Compensation expense for the MPI awards is ratably charged to expense over the five-year requisite service period for service-based awards and over each one-year requisite service period for the performance-based awards, both to the extent the awards actually vest. During the third quarter of 2008, the Committee approved GMAC’s purchase of substantially all of the MPI awards from the participants, including all the awards held by our NEOs. At the time of the purchase, only a portion of the awards were vested. The total cash paid for the purchased MPI awards was $28 million. Total compensation expense recognized during the year ended December 31, 2008, for the MPI plan was $26 million, which mainly represents the accelerated recognition at the purchase date of the previously unrecognized compensation expense associated with the purchase of the nonvested awards as required under SFAS 123(R). The MPI purchase agreements also contain provisions that were designed to enhance GMAC’s ability to retain the senior executives who participated in the purchase. These provisions could require the executive to return all or a portion of the cash received under the purchase program and requires the executive to comply with certain restrictive covenants.

The GMAC LTIP is an incentive plan based on the appreciation of GMAC’s value plus a 10% minimum growth rate, compounded annually, during a three-year performance period. The awards vest at the end of the performance period and are paid in cash following a valuation of GMAC performed by FIM Holdings. The awards do not entitle the participants to equity-ownership interests in GMAC. Under SFAS 123(R), the awards require liability treatment and are remeasured quarterly at fair value until they are settled. The compensation cost related to these awards will be ratably charged to expense over the requisite service periods, which are the vesting periods ending December 31, 2009 and 2010, for the respective awards. We utilize a Black-Scholes model to estimate the fair value of the LTIP awards, which considers expected volatility, expected term of the awards, and changes in our performance, market, and industry. Changes in fair value relating to the portion of the awards that have vested will be recognized in earnings in the period in which the changes occur. During the third quarter of 2008, the Committee approved grants of RSUs for the majority of LTIP participants, including each of our NEOs, in exchange for the forfeiture of their LTIP awards. Based on GMAC’s results and the program requirements for payout, we did not have any compensation expense accrued for the LTIP awards at the time of the exchange.

On November 30, 2006, GM sold a 51% controlling interest in GMAC, which resulted in a change in status from employee to nonemployee for GMAC employees. Based on this change in status, certain outstanding GM share-based payment awards held by GMAC employees were forfeited under the original terms, but were modified to allow continued vesting. This resulted in the cancellation of the original awards and the issuance of a new award to nonemployees. The remainder of the GM awards held by GMAC employees were not forfeited under the original terms, and thus there was no modification to the outstanding awards. GM awards that require future service with GMAC by the employees will be accounted for by GM as awards to nonemployees over the remaining service period. The following paragraphs discuss the assumptions used for the remaining GM awards, which would be paid by GM, but expensed by GMAC, as necessary.

GMAC LLC • Form 10-K

The fair value of cash-settled awards under the GM LTIP is recalculated at the end of each reporting period, and the liability and expense are adjusted based on the new fair value. The fair value of each award under the GM LTIP is estimated at the end of each reporting period using a Monte Carlo simulation valuation model incorporating the following assumptions as shown below: (i) expected volatilities based on the implied volatility from GM’s tradable options; (ii) expected term, representing the remaining time in the performance period; and (iii) risk-free rate for periods during the contractual life of the performance units based on the U.S. Treasury yield curve in effect at the time of valuation. Additionally, because the payout depends on GM’s performance ranked against the S&P 500 Index, the valuation also depends on the performance of other stocks in the S&P 500 from the grant date to the end of the performance period and estimates of the correlations among their future performances. The target total shareholder return for the 2006–2008 GM LTIP awards was not achieved, and no payouts were earned for 2008.

The GM RSU awards to Mr. Feldstein had not vested as of November 30, 2006, the closing date for GM’s sale of a 51% interest in GMAC. As a result of this modification, compensation cost for these modified awards will be recognized based on the current value of these awards at the end of each reporting period. Half of the awards vest in either four or five years, whereas the remaining half vests in nine to ten years based on continued employment with GMAC. During 2008, Mr. Feldstein left GMAC, thereby causing his GM RSU awards to be fully paid out in GM shares on March 31, 2008, at $19.15 per GM RSU award.

The 2006 GM stock option awards to the GMAC named executives were modified as of November 30, 2006, and are now treated as if these are new awards issued to nonemployees. Furthermore, 2005 and 2004 GM stock option awards, which will also be retained by the GMAC named executives, were subject to a change in status to nonemployee awards. Remaining unrecognized portions of the 2005 and 2004 GM stock options at November 30, 2006, will be accounted for as if the outstanding awards were newly granted as of the date of the change in status. GM stock option grants awarded are generally exercisable one-third after one year, one-third after two years, and fully after three years from the dates of grant. Option prices are 100% of fair market value on the dates of grant and the options generally expire ten years from the dates of grant, subject to earlier termination under certain conditions. As a result of GM’s sale of 51% of GMAC, GM stock options are exercisable in accordance with their original schedule but not beyond their stated term up to November 30, 2009.

The assumptions displayed in the following tables represent the valuation assumptions for the modified and change in status GM stock option awards for the GMAC named executives as of December 31, 2008, 2007, and 2006, as costs for the modified and change in status awards will be recognized based on the current fair value of these awards at the end of each reporting period. Expected volatilities are based on both the implied and historical volatility of GM’s stock. The expected term of options represents the time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The following table shows the assumptions used to value the 2006, 2005 and 2004 GM options awarded to certain of our NEOs, as of December 31, 2008, 2007, and 2006, respectively:

	2008			2007			2006
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Interest rate	0.26%	0.26%	0.26%	3.55%	3.55%	3.55%	4.69%	4.69%	4.69%
Expected life (years)	1	1	1	2	2	2	3	3	3
Expected volatility	117.64%	117.64%	117.64%	56.90%	45.60%	42.64%	39.41%	36.35%	34.39%
Dividend yield	0%	0%	0%	4.02%	4.02%	4.02%	3.26%	3.26%	3.26%
Fair value	$0.16	$0.07	$0.03	$8.46	$2.84	$0.84	$12.20	$5.64	$2.17

GMAC LLC • Form 10-K

Grants of Plan-based Awards in 2008 — Estimated Future Payments under Equity Incentive Plan Awards

The following table represents awards under the GMAC MPI, which are stated in stock shares, and GMAC LTIP and GMAC RSU, which are stated in basis points. As previously discussed, in the third quarter of 2008, all MPI awards outstanding for our NEOs were purchased, and all LTIP awards outstanding for our NEOs were forfeited in exchange for receiving RSU awards. As such, no MPI or LTIP awards remain outstanding for our NEOs at December 31, 2008.

Name and principal position	Award (a)	Grant date	Estimated future payouts under equity incentive plan (b)			All other stock awards: number of shares of stock or units (c)	Exercise or base price of option awards ($/BP) (d)	Grant date fair value of stock and option awards ($) (e)
			Threshold	Target	Maximum
Alvaro G. de Molina	MPI	02/20/2008	—	317.45	—	—	$—	$1,738,380
	MPI	02/20/2008	—	529.09	—	—	$—	$1,459,500
	LTIP	02/20/2008	—	—	—	30.00	$1,931,645	$1,061,760
	RSU	09/15/2008	—	—	—	9.73	$—	$7,297,500

Robert S. Hull	MPI	02/20/2008	—	423.27	—	—	$—	$2,317,840
	LTIP	02/20/2008	—	—	—	10.00	$1,931,645	$353,920
	RSU	09/15/2008	—	—	—	4.87	$—	$3,652,500

Samuel Ramsey	MPI	02/20/2008	—	306.87	—	—	$—	$1,680,434
	MPI	02/20/2008	—	116.40	—	—	$—	$321,090
	LTIP	02/20/2008	—	—	—	8.90	$1,931,645	$314,989
	RSU	09/15/2008	—	—	—	8.27	$—	$6,202,500

Sanjay Gupta	MPI	02/20/2008	—	126.98	—	—	$—	$695,352
	LTIP	02/20/2008	—	—	—	4.00	$1,931,645	$141,568
	RSU	09/15/2008	—	—	—	3.96	$—	$2,970,000

William F. Muir	LTIP	02/20/2008	—	—	—	12.00	$1,931,645	$424,704
	RSU	09/15/2008	—	—	—	4.15	$—	$3,112,500

(a)	The second MPI award listed in the table for Messrs. de Molina and Ramsey represents one-time supplemental awards as described in the CD&A on page 206.
(b)	The GMAC MPI grants are expressed as Class C shares of the GMAC Management LLC. Each share is equal to .0945 of a basis point. Each basis point represents 0.01% of the increase in value of GMAC plus a 10% minimum growth rate, compounded annually, over a performance period.
(c)	The GMAC LTIP and RSU grants are expressed as basis points. Each basis point represents 0.01% of the fair value of GMAC at the valuation date.
(d)	The exercise price represents the per basis point required value of GMAC at December 31, 2010, for the GMAC LTIP awards to have value. The required value is determined by taking the value of GMAC at December 31, 2007, plus a 10% minimum growth rate, compounded annually, over the three-year performance period. This required value is then divided by 0.01% to show the value required by basis point. The exercise price could be reduced if dividends are paid to common interest holders during the performance period.
(e)	The grant date fair value amounts shown do not reflect realized cash compensation by the NEOs, which is described in the Stock Awards Vested Table and respective note on page 215. The value shown represents the computed fair value at the date of grant of each award in accordance with SFAS 123(R), which was $5,476 per share for the MPI awards, $2,759 per share for the one-time supplemental MPI awards, $35,392 per basis point for LTIP awards, and $750,000 per basis point for the RSU awards. For a further discussion of the valuation, refer to the SFAS 123(R) Valuation Assumptions section on page 211.

GMAC LLC • Form 10-K

Outstanding Equity Awards at 2008 Fiscal Year End — Option Awards

GM option awards were granted to Mr. Muir and Mr. Feldstein. All options become exercisable in three equal annual installments commencing on the first anniversary of the date of grant. As a result of the sale of a 51% interest in GMAC as of November 30, 2006, the expiration date of stock options for GMAC named executives has been accelerated such that remaining GM stock options are exercisable in accordance with their original schedule but not beyond their stated term, up to November 30, 2009. GMAC expenses the costs associated with the granting of all stock options.

Name and principal position	Grant date	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price	Option expiration date
William F. Muir	02/23/2006	8,001	3,999	$20.90	12/01/2009
	01/24/2005	16,000	—	$36.37	12/01/2009
	01/23/2004	15,200	—	$53.92	12/01/2009
	01/21/2003	19,000	—	$40.05	12/01/2009
	02/04/2002	12,000	—	$50.82	12/01/2009
	01/07/2002	19,000	—	$50.46	12/01/2009
	01/08/2001	16,000	—	$52.35	12/01/2009
	01/10/2000	14,000	—	$75.50	12/01/2009
	01/11/1999	12,020	—	$71.53	01/10/2009

Eric A. Feldstein	02/23/2006	25,595	10,405	$20.90	12/01/2009
	01/24/2005	30,400	—	$36.37	12/01/2009
	01/23/2004	30,400	—	$53.92	12/01/2009
	01/21/2003	38,000	—	$40.05	12/01/2009
	02/04/2002	18,000	—	$50.82	12/01/2009
	01/07/2002	30,000	—	$50.46	12/01/2009
	01/08/2001	20,000	—	$52.35	12/01/2009
	01/10/2000	17,000	—	$75.50	12/01/2009
	01/11/1999	18,030	—	$71.53	01/10/2009

GMAC LLC • Form 10-K

Outstanding Equity Awards at 2008 Fiscal Year End — Stock Awards

The following table provides information for the named executive officers regarding the outstanding GMAC RSU awards and any GM equity awards outstanding at year-end 2008.

Name and principal Position	Grant date	Number of shares or units of stock that have not vested (#) (a)	Market value of shares or units of stock that have not vested ($) (a)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (b)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (b)
Alvaro G. de Molina	09/15/2008	7.78	$719,242	—	$—

Robert S. Hull	09/15/2008	3.90	$359,990	—	$—

Samuel Ramsey	09/15/2008	6.62	$611,318	—	$—

Sanjay Gupta	09/15/2008	3.17	$292,723	—	$—

William F. Muir	09/15/2008	3.32	$306,768	—	$—
	01/01/2006	—	$—	3,254	$—

Eric A. Feldstein	01/01/2006	—	$—	12,292	$—

(a)	Amounts represent GMAC RSU awards granted to named executives that have not vested. These awards vest ratably over five years based on continued service with GMAC. Each award represents one basis point of the fair value of GMAC. The market value for each award is determined by the Board, as required by the plan, based on the fair value of GMAC at December 31, 2008. During 2008, each NEO vested 20% of their RSU awards.
(b)	Amounts represent GM LTIP awards granted to named executives that have not vested. The target total shareholder return for the 2006–2008 awards was not achieved, and no payouts were earned. As a result of GM’s sale of a 51% interest in GMAC as of November 30, 2006, Mr. Feldstein and Mr. Muir forfeited portions of the outstanding GM LTIP awards and will only be eligible for pro rata awards displayed above, based on amounts earned through November 30, 2006.

Option Exercises and Shares Vested in 2008

During 2008, no stock options were exercised by the named executive officers.

The following table reflects the GMAC RSU awards that vested during 2008.

Stock awards vested (a)
Name and principal position	Number of shares acquired on vesting (#) (b)	Value realized on vesting ($) (c)
Alvaro G. de Molina	1.95	$179,810

Robert S. Hull	.97	$89,998

Samuel Ramsey	1.65	$152,830

Sanjay Gupta	.79	$73,181

William F. Muir	.83	$76,692

(a)	Amounts in the table do not include payments to our NEOs related to the purchase of all of their vested and unvested MPI shares as discussed previously in the CD&A on page 206. These payments were made in the third quarter of 2008 as follows: $4,640,000 for Mr. de Molina; $2,320,000 for Mr. Hull; $2,320,000 for Mr. Ramsey; $696,000 for Mr. Gupta; and $1,740,000 for Mr. Muir. Amounts in the table also do not include the GM share settlement of Mr. Feldstein’s GM RSU awards totaling $1,645,579 on March 31, 2008, following his departure from GMAC.
(b)	Amounts represent the 2008 vesting of the continued service portion of the granted GMAC RSU awards. Each unit represents one basis point of the fair value of GMAC.
(c)	The value realized for the GMAC RSU shares vested is determined by the Board, as required by the plan, based on the fair value of GMAC at December 31, 2008.

GMAC LLC • Form 10-K

Nonqualified Deferred Compensation in 2008

The table below reflects year-end balances, company contributions, and all earnings associated primarily with the GMAC nonqualified equalization plan. This plan allows for 401(k) company contributions to continue after the IRS maximum limit has been reached.

Nonqualified deferred compensation
Name and principal position	Plan name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
Alvaro G. de Molina	Nonqualified Benefit
	Equalization Plan (a)	$—	$19,385	$(2,281)	$—	$17,104

Robert S. Hull	Nonqualified Benefit
	Equalization Plan (a)	$—	$8,462	$(187)	$—	$8,275

Samuel Ramsey	Nonqualified Benefit
	Equalization Plan (a)	$—	$15,000	$(1,571)	$—	$13,429

Sanjay Gupta	Nonqualified Benefit
	Equalization Plan (a)	$—	$616	$20	$—	$636

William F. Muir	Nonqualified Benefit
	Equalization Plan (a)	$—	$54,923	$(26,267)	$—	$83,987

Eric A. Feldstein	Nonqualified Benefit
	Equalization Plan (a)	$—	$7,754	$(33,986)	$—	$59,758

(a)	GMAC maintains a nonqualified benefit equalization plan for highly compensated employees, including the NEOs. This plan is a nonqualified savings plan designed to allow for the equalization of benefits for highly compensated employees under the GMAC 401K Program when such employees’ contribution and benefit levels exceed the maximum limitations on contribution and benefits imposed by Section 2004 of the Employee Retirement Income Security Act of 1974, as amended, and Section 401(a) (17) and 415 of the Internal Revenue Code of 1986, as amended. This plan is maintained as an unfunded plan and all expenses for administration of the plan and payment of amounts to participants are borne by GMAC. Each participant is credited with earnings based on a set of investment options selected by the participant similar to 401(k) investment options available to all employees.

Retirement Programs Applicable to Executive Officers

As a result of the sale of a 51% interest in GMAC, as of November 30, 2006, the GMAC named executives covered under GM pension plans (Messrs. Feldstein and Muir) ceased to accrue pension benefits. Pension benefits for those named executives were frozen based on their current levels of credited service and compensation as of the transaction closing on November 30, 2006, and remained with GM.

Effective December 1, 2006, all GMAC executives participate in a nonqualified “excess” defined contribution plan which provides for matching and nonmatching 401(k) contributions that exceed the limits applicable to the tax-qualified 401(k) plan. In addition, the 2% nonmatching contribution will be credited on bonus payments starting with the 2008 bonus payment made in 2009.

Executive Compensation — Postemployment and Termination Benefits

GMAC maintains certain compensation and benefit plans that will provide payment of compensation to our named executives for various termination scenarios. It should be noted that these amounts do not include stock options that have already vested and are reported on page 214 in the Outstanding Equity Awards Table, qualified pension-plan benefits and GM SERPs disclosed in the Pension Benefits Table, or voluntary deferred compensation reported in the Nonqualified Deferred Compensation Table. Our NEOs are covered under the GMAC LLC Senior Leadership Severance Plan, which entitles each participant to receive one times his base salary, one times his current year target bonus, and the continuation of health-care coverage for 18 months, if they are terminated without cause or they quit for good reason. As a condition to participating in TARP, GMAC’s NEOs waived any right to severance in the event of their termination of employment. These waivers apply so long as the U.S. Treasury continues to hold the preferred equity interests it received in connection with its TARP investment in GMAC. As of December 31, 2008, none of our NEOs were eligible to retire under any qualified or

GMAC LLC • Form 10-K

nonqualified GMAC or GM retirement plan. Mr. Muir also held 2006–2008 GM LTIP shares and GM stock options at December 31, 2008. In the event of a participant’s death, the 2006–2008 GM LTIP would immediately vest and the unexercisable GM stock options would immediately become exercisable. Neither of these events would result in any additional payments, as there was no payout for the GM 2006–2008 LTIP based on performance and none of Mr. Muir’s unexercisable options had “in-the-money” value at December 31, 2008.

2008 Director Compensation

The Board consists of five members appointed by GM, which include Messrs. Young, Henderson, Borst, LaNeve, and Scully. Mr. Scully is an “independent” director in accordance with the terms of the Second Amended and Restated Operating Agreement of GMAC, dated December 31, 2008 (Operating Agreement). In addition, FIM Holdings has appointed six board members in accordance with the Operating Agreement, which includes Messrs. Tessler, Neporent, Bruno, Plattus, Duggan, and Hirsch. Both Messrs. Duggan and Hirsch are “independent” in accordance with the Operating Agreement. In 2008, each independent board member received compensation as indicated in the following chart:

Director name	Fees earned or paid in cash ($)
Robert W. Scully	$120,000

Douglas A. Hirsch	$140,000

T.K. Duggan	$160,000

Messrs. Scully, Hirsch and Duggan each received an annual retainer of $120,000. As Audit Committee Chairman, Mr. Duggan received an additional retainer of $40,000 and Mr. Hirsch received an additional retainer of $20,000 for his participation as a member of the Audit Committee. No other fees or other compensation was paid to these individuals or any other member of the Board. Managers are reimbursed for travel expenses incurred in conjunction with their duties as directors. Furthermore, GMAC will provide the broadest form of indemnification under Delaware law under which liabilities may arise as a result of their role on the Board and payments for reimbursements for expenses incurred by a director in defending against claims in connection with their role, and the director satisfies the statutory standard of care.

GMAC LLC • Form 10-K

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following chart sets forth information as of February 26, 2009, with respect to the beneficial ownership of GMAC membership interests.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership (a)	Percent of class
Class A	FIM Holdings LLC	216,719	40.14%
Membership Interests (b)	c/o Cerberus Capital Management, L.P. 299 Park Avenue, 22nd Floor New York, New York 10171

Class B	GM Finance Co. Holdings LLC	323,201	59.86%
Membership Interests (b)	c/o General Motors Corporation 300 Renaissance Center Detroit, Michigan 48265-3000

Class C	GMAC Management LLC	8,330	100%
Membership Interests (c)	c/o GMAC LLC 200 Renaissance Center Detroit, Michigan 48265-2000

GM Preferred	GM Preferred Finance Co. Holdings, Inc.	1,021,764	100%
Membership Interests (d)	c/o General Motors Corporation 300 Renaissance Center Detroit, Michigan 48265-3000

Fixed Rate Cumulative	United States Department of the Treasury	5,000,000	100%
Perpetual Preferred Membership Interests, Series D-1 (d)	1500 Pennsylvania Avenue Washington, D.C. 20220

Fixed Rate Cumulative	United States Department of the Treasury	250,000	100%
Perpetual Preferred Membership Interests, Series D-2 (d)	1500 Pennsylvania Avenue Washington, D.C. 20220

Class E Preferred	Preferred Blocker Inc.	2,576,601	100%
Membership Interests (d)	c/o GMAC LLC 200 Renaissance Center Detroit, Michigan 48265-2000

(a)	All ownership is direct.
(b)	Class A Membership Interests and Class B Membership Interests together constitute 100% of GMAC’s voting equity and have equal rights and preferences in GMAC’s assets. In connection with the approval for GMAC to convert to a bank holding company, GM and FIM Holdings LLC have each committed to reduce their respective voting interests in GMAC. Refer to discussion below.
(c)	Class C Membership Interests were issued to GMAC Management LLC, a wholly owned subsidiary of GMAC, pursuant to the GMAC Management LLC Class C Membership Interest Plan, an incentive compensation plan which was approved by the voting members of GMAC (the Plan). These interests are deemed “profits interests” and not “capital interests,” as those terms are defined under applicable tax regulations. Refer to Note 1 to the Consolidated Financial Statements for further information with respect to the Plan. The Class C Membership Interests held by GMAC Management LLC constituted 100% of such interests that are authorized for issuance.
(d)	Each of the Preferred Membership Interests are generally nonvoting. Please refer to Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for further details.

In connection with our approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the BHC Act), the Federal Reserve Board of Governors (Federal Reserve) indicated in its approval order that (i) GM is required to reduce its ownership interest in GMAC to less than 10% of the voting and total equity of GMAC and (ii) Cerberus is required to reduce the aggregate direct and indirect investments controlled by Cerberus and its related parties (which includes FIM Holdings LLC) to no greater than 14.9% of the voting and 33% of the total equity of GMAC, in each case by March 24, 2009. The foregoing requirements could change in the event our shareholders and the Federal Reserve agree to any modifications.

GMAC LLC • Form 10-K

Please refer to Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for further details regarding the Common and Preferred Membership Interests. For details with respect to security ownership of management, refer to Item 11, Executive Compensation.

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

Relationship with General Motors

Products and Services Provided to GM

We provide various products and services to GM on terms comparable to those we provide to third parties. Except as described below, we currently expect to continue to provide these services to GM on an ongoing basis. These products and services include the following:

•

We provide wholesale and term-loan financing to dealerships that are either wholly owned by GM or in which GM has a controlling interest. The majority of these dealerships are located in the United States. As of December 31, 2008, finance receivables and loans to dealerships owned or majority-owned by GM totaled approximately $700 million.

•

We provide wholesale financing for certain GM products. The terms of these wholesale settlements for certain products are at shipment date, and we collect interest from GM to the extent settlements are made prior to the expiration of transit. We received interest on wholesale settlements of $103 million for the year ended December 31, 2008.

•

We provide operating leases to GM-affiliated entities including vehicles, buildings, and other equipment with a net book value of $291 million as of December 31, 2008. Lease revenues of $13 million were received during the year ended December 31, 2008.

•

We provide servicing for certain GM-owned U.S. operating lease assets distributed to GM on November 22, 2006. Servicing fees of $85 million were received for the year ended December 31, 2008, related to this arrangement.

•	We received interest on notes receivable from GM of $130 million during the year ended December 31, 2008.

•

We have other lease arrangements whereby we lease facilities to GM whereby we have advanced $29 million. We receive leasing revenues under these arrangements for which we recognized lease property revenues of $3 million for the year ended December 31, 2008.

•	In certain states, we provide insurance to GM for mechanical service contracts and for which we have received insurance premiums of $242 million for the year ended December 31, 2008.

•

GM uses our global relocation services for certain relocations of their employees. GM paid approximately $7 million for such services during the year ended December 31, 2008. In addition, GM paid mortgage-related fees for their employees of $2 million during the year ended December 31, 2008. As of December 31, 2008, we recorded a receivable for these services from GM in the amount of $22 million. During the fourth quarter of 2008, we sold our global relocation business.

•

GM may elect to sponsor financing incentive programs for wholesale dealer financing, primarily in our International Automotive Finance operations. This is known as wholesale subvention. We received wholesale subvention and services fees of $304 million for the year ended December 31, 2008.

Support Services Provided by GM

GM historically has provided a variety of support services for our business, and we reimburse GM for the costs of providing these services to us. In addition, GM supports us by reimbursing us for certain programs it has with its customers or for expenses we may experience due to their business operations. The services GM provides us, including reimbursement arrangements, include:

•

GM may elect to sponsor incentive programs (on both retail contracts and leases) by supporting financing rates below standard rates at which we purchase retail contracts. In addition, under residual support programs, GM may upwardly adjust residual values above the standard lease rates. Out of our total new retail and lease contracts in

GMAC LLC • Form 10-K

North America and International, 79% and 40%, respectively had rate or residual incentives for the year ended December 31, 2008.

•

GM provides lease residual value support as a marketing incentive to encourage consumers to lease vehicles. GM reimburses us for its portion of the increased residual values to the extent the remarketing sale proceeds are less than the contract residual at termination. GM reimbursed us $779 million in residual support for the year ended December 31, 2008.

•	GM provides financing rates below standard rates at which we purchase contracts (rate support). GM reimbursed us $985 million in rate support for the year ended December 31, 2008.

•	We paid interest on loans from GM of $52 million during the year ended December 31, 2008.

•

GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle. Under these programs, GM waives all or a portion of the customer’s remaining payment obligation and compensates us for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle. We reported net financing revenue from this compensation program of $66 million for the year ended December 31, 2008.

•	GM reimburses us for certain selling expenses we may incur on certain vehicles sold by us at auction. We received reimbursements of $47 million for the year ended December 31, 2008.

•

GM occasionally provides payment guarantees on certain commercial and dealer loans and receivables GMAC has outstanding. The amount of commercial and dealer loans and receivables covered by a GM guarantee was $88 million as of December 31, 2008.

•

Certain arrangements exist whereby GM accounts for the sale of a vehicle at the time the vehicle is sold to us and delivered to a dealer on a consignment arrangement from us. GM provides us with a guaranteed right of return for this inventory. As of December 31, 2008, we have $141 million of vehicles with this right of return. Similar arrangements exist whereby GM has provided us with an option to take back the vehicles.

•

General Motors Investment Management Corporation (GMIMCo), an indirect wholly owned subsidiary of GM, provides asset management services to GMAC with respect to the investment of assets at our Insurance operations. The fees paid to GMIMCo for these services are based on GMIMCo’s costs associated with managing those assets, which varies from year to year. With respect to GMIMCo’s management of these insurance assets, we incurred expenses of $5 million for the year ended December 31, 2008.

•	GM provides us certain other services and facilities services for which we reimburse them. We made reimbursement payments to GM of $173 million for the period ended December 31, 2008.

•	GM provides us certain marketing services for which we reimburse them. We made reimbursement payments to GM of $29 million for the period ended December 31, 2008.

•	GM has provided us certain legal, real estate, and tax services for which we paid GM $0.2 million during the year ended December 31, 2008.

•

We have accounts payable to GM which include wholesale settlements payments to GM, subvention receivables due from GM and notes payable. The net balance outstanding for accounts payable was $1.2 billion for the year ended December 31, 2008.

Credit Arrangements and Other Amounts Due from or Owed to GM

•

We have certain financing arrangements with GM with outstanding receivables totaling $1.7 billion for the year ended December 31, 2008. These receivables include certain of our borrowing arrangements with GM Opel, vehicles consigned at dealerships, our funding of GM company-owned vehicles, rental car vehicles awaiting sale at auction, and amounts related to GM’s trade supplier finance program, and amounts related to other arrangements.

•

We provide wholesale financing to GM for vehicles in which GM retains title while the vehicles are consigned to GMAC or dealers in the United Kingdom and Italy. The financing to GM remains outstanding until title is

GMAC LLC • Form 10-K

transferred to the dealers. The amount of financing provided to GM by GMAC under this arrangement varies based on inventory levels. As of December 31, 2008, the amount of this financing outstanding was $1.4 billion.

•

We were party to a letter agreement (the Rental Fleet Agreement), dated March 15, 1991, pursuant to which we agreed to buy from GM, on agreed terms reflecting fair value, all vehicles sold by GM to rental car companies that GM had become obligated to repurchase. Under the Rental Fleet Agreement, GM’s auction department then would sell the vehicle for us and remit the proceeds to us. GM was required to pay us a fee in connection with the arrangement, which was calculated based on the length of time we held the vehicle and the actual auction proceeds of the vehicle. The Rental Fleet Agreement provided for a true-up mechanism, whereby GM was required to reimburse us to the extent the revenues we earned from the resale of the vehicles were less than the amount we paid GM to purchase such vehicles. As a result of the true-up mechanism, under GAAP, we treated the transaction as a loan rather than a purchase. This agreement was terminated in October 2006. We continue to be parties to similar agreements in various countries in Europe. As of December 31, 2008, we have a receivable in the amount of $253 million for providing this service.

•

We provide loans to minority-owned dealerships, whereby GM reimburses us for the full amount, and we record a payable until the dealer has paid the loan balance. We have recorded a payable to GM in the amount of $4 million as of December 31, 2008.

•	We pay 70% of the total wholesale volume to GM in Finland. The remaining 30% is financed through loans from GM. These loans have a balance of $19 million as of December 31, 2008.

Distributions

Refer to Item 5, beginning on page 24, for a discussion of distributions made to the holders of our membership interests.

Capital Contributions Received from GM

During 2008, GM made $758 million in capital contributions.

Related Party Transaction Procedures

Operating Agreement

The GMAC Second Amended and Restated Limited Liability Company Operating Agreement (the LLC Agreement) (Refer to Exhibit 3.3.2) provides for procedures and approval requirements for transactions with certain related persons. The LLC Agreement provides for the appointment of up to 13 members, which includes six appointed by FIM Holdings (Class A Managers) , four appointed by GM (Class B Managers), and three independent members (Independent Managers), two of whom are appointed by FIM Holdings LLC, and one by GM. The current GMAC Board of Managers consists of 11 members (refer to Item 10 on page 197 for further details). Any Related Party Transaction (as defined below) requires the prior written consent of (i) at least a majority of the Class A Managers, (ii) at least a majority of the Class B Managers, and (iii) at least a majority of the Independent Managers, unless at least a majority of the Independent Managers determines that such transaction is entered into in the ordinary course of business and is on terms no less favorable to GMAC or its subsidiaries, as applicable, than those that would have been obtained in a comparable transaction with a person that is not an affiliate. These procedures are in addition to any additional internal approvals or other contractual requirements that may also be required for a particular transaction.

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

GMAC LLC • Form 10-K

•

“Member” means GM Finance Co. Holdings LLC, FIM Holdings, GM Preferred Finance Co. Holdings Inc., GMAC Management LLC, and each other person who is subsequently admitted as a member of GMAC in accordance with the terms of the LLC Agreement (excluding Preferred Blocker Inc.); and

•	“Senior Executive Officer” means collectively, the Chief Executive Officer, the Chief Financial Officer, and any executive of GMAC that holds the title of “president.”

ResCap Operating Agreement

As previously discussed, on June 24, 2005, we entered into an operating agreement with GM and ResCap to contractually reinforce the independence and separation between GM and ourselves, on the one hand, and ResCap, on the other. The operating agreement provides certain operational restrictions (e.g., requirements for separation of books, records, assets, bank accounts) and restrictions on ResCap’s ability to declare dividends or prepay subordinated indebtedness to us. Refer to Item 1A, Risk Factors — Risks Related to Our Business — Our residential mortgage subsidiary’s ability to pay dividends and to prepay subordinated debt obligations to us is restricted by contractual arrangements, for further details on these restrictions. In connection with the Sale Transactions, GM was released as a party to this operating agreement, but it remains in effect between ResCap and us.

Director Independence

As a company with only debt securities listed on the New York Stock Exchange (NYSE), we are not required to have a majority of our Board consist of independent directors; however, the LLC Agreement requires our Board to include three Independent Managers, two of whom are appointed by FIM Holdings and one by GM. Section 1.1 of the LLC Agreement defines “Independent Manager” for purposes of this requirement. The two FIM Holdings Independent Manager appointees are Messrs. Duggan and Hirsch, and the GM Independent Manager appointee is Mr. Scully. The Board has independently and affirmatively determined that all of them qualify as Independent Managers under the LLC Agreement.

Members of the GMAC audit committee are Messrs. Duggan and Hirsch. NYSE rules require members of our audit committee to meet the SEC’s definition of “independence” as provided by Rule 10A-3 of the Exchange Act. The GMAC Board has determined that both members of our audit committee meet this independence requirement. The Board has independently and affirmatively determined that both members are qualified as “audit committee financial experts,” as defined by the SEC, and both are “financially literate.” For further information regarding Board and committee matters, including independence requirements, please refer to our LLC Agreement (Exhibit 3.3 to this Form 10-K). The LLC Agreement can also be found at www.gmacfs.com, under United States, Investor Relations, SEC Filings and Annual Review, then select SEC Form 10-K for 2006.

GMAC LLC • Form 10-K

Item 14.	Principal Accounting Fees and Services

We retained Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) to audit our consolidated financial statements for the year ended December 31, 2008. We also retained Deloitte & Touche, as well as other accounting and consulting firms, to provide various other services in 2008.

The aggregate fees billed to us for professional services performed by Deloitte & Touche were as follows:

December 31, ($ in millions)	2008	2007
Audit fees (a)	$28	$30
Audit-related fees (b)	7	5
Tax fees (c)	1	3
Other (d)	3	—

Total principal accountant fees	$39	$38

(a)	Audit fees pertain to the audit of our annual consolidated financial statements, including reviews of the interim financial statements contained in our Quarterly Reports on Form 10-Q and completion of statutory reports. Also included in this category are $6 million in 2008 and $10 million in 2007 of fees for services such as comfort letters to underwriters in connection with debt issuances, attest services, consents to the incorporation of the Deloitte & Touche audit report in publicly filed documents, and assistance with and review of documents filed with the SEC.
(b)	Audit-related fees pertain to assurance and related services that are traditionally performed by the principal accountant, including employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations, and audits in connection with proposed or consummated acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.
(c)	Tax fees pertain to services performed for tax compliance, tax planning, and tax advice, including preparation of tax returns and claims for refund, and tax payment-planning services. Tax planning and advice also includes assistance with tax audits and appeals and tax advice related to specific transactions.
(d)	Other fees include products and services other than those defined above as audit fees, audit-related fees, or tax fees.

The services performed by Deloitte & Touche in 2008 were preapproved in accordance with the Independent Auditor Services and Preapproval Policy of the GMAC Audit Committee. This policy requires that, prior to the commencement of audit services, the independent audit firm will present the annual audit fee to the GMAC Audit Committee for approval. Additionally, the independent audit firm will present annually any other forecasted audit services to be performed during the year (e.g., agreed upon procedures and attest services). Amounts exceeding the original approved forecast or services not initially contemplated or considered during the annual approval must be presented by the independent audit firm on a timely basis for approval by the GMAC Audit Committee. By appointment of the independent auditor and approval of their engagement letter, the services and respective fees will be deemed to have been preapproved.

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

The GMAC Audit Committee determined that all services provided by Deloitte & Touche during 2008 were compatible with maintaining their respective independence as principal accountants.

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

Exhibit	Description	Method of filing
2.1	Purchase and Sale Agreement by and among General Motors Corporation, GMAC LLC (formerly General Motors Acceptance Corporation), GM Finance Co. Holdings Inc. and FIM Holdings LLC dated as of April 2, 2006	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of April 2, 2006, (File No. 1-3754), incorporated herein by reference.

3.1	Certificate of Formation of GMAC LLC dated July 20, 2006	Filed as Exhibit 3.1 to the Company’s Quarterly Report for the period ended June 30, 2006, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

3.2	Certificate of Conversion to Limited Liability Company of General Motors Acceptance Corporation to GMAC LLC dated July 20, 2006	Filed as Exhibit 3.2 to the Company’s Quarterly Report for the period ended June 30, 2006, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

3.3	Amendment No. 6 to the Amended and Restated Limited Liability Company Operating Agreement of GMAC LLC, dated December 29, 2008	Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

3.3.1	Amendment No. 7 to the Amended and Restated Limited Liability Company Operating Agreement of GMAC LLC, dated December 29, 2008	Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

3.3.2	Second Amended and Restated Limited Liability Company Operating Agreement of GMAC LLC dated December 31, 2008	Filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

4.1	Form of Indenture dated as of July 1, 1982, between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115, incorporated herein by reference.

4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653, incorporated herein by reference.

4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987, supplementing the indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236, incorporated herein by reference.

4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996, supplementing the indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183, incorporated herein by reference.

4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705, incorporated herein by reference.

GMAC LLC • Form 10-K

Exhibit	Description	Method of filing
4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998, supplementing the indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463, incorporated herein by reference.

4.2	Form of Indenture dated as of September 24, 1996, between the Company and The Chase Manhattan Bank, Trustee, relating to SmartNotes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023, incorporated herein by reference.

4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207, incorporated herein by reference.

4.2.2	Form of Second Supplemental Indenture dated as of June 20, 2006, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(2) to the Company’s Registration Statement No. 33-136021, incorporated herein by reference.

4.3	Form of Indenture dated as of October 15, 1985, between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 2-99057, incorporated herein by reference.

4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-4661, incorporated herein by reference.

4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company’s Registration Statement No. 33-6717, incorporated herein by reference.

4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987, supplementing the Indenture designated as Exhibit 4.37	Filed as Exhibit 4(c) to the Company’s Registration Statement No. 33-12059, incorporated herein by reference.

4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company’s Registration Statement No. 33-26057, incorporated herein by reference.

4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company’s Registration Statement No. 33-31596, incorporated herein by reference.

4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company’s Registration Statement No. 333-56431, incorporated herein by reference.

4.3.7	Form of Seventh Supplemental Indenture dated as of June 15, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 333-56431, incorporated herein by reference.

4.4	Form of Indenture dated as of December 1, 1993, between the Company and Citibank, N.A., Trustee, relating to Medium-Term Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 33-51381, incorporated herein by reference.

4.4.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.4	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-59551, incorporated herein by reference.

4.5	Indenture, dated as of December 31, 2008, among GMAC LLC and The Bank of New York Mellon, as trustee	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

GMAC LLC • Form 10-K

Exhibit	Description	Method of filing
4.6	Guarantee Agreement, dated as of December 31, 2008, among GMAC LLC, the Guarantor parties thereto, and The Bank of New York Mellon, as trustee	Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

10	Letter Agreement, dated December 29, 2008, between GMAC LLC and General Motors Corporation with respect to certain existing commercial arrangements *	Filed herewith.

10.1	United States Consumer Financing Services Agreement, dated November 30, 2006, by and between General Motors Corporation and GMAC LLC	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of November 30, 2006, (File No. 1-3754), incorporated herein by reference.

10.2	Intellectual Property License Agreement, dated November 30, 2006, by and between General Motors Corporation and GMAC LLC	Filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2007, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.3	Participation Agreement dated as of June 4, 2008, between each of GMAC LLC, General Motors Corporation, and Cerberus ResCap Financing LLC	Filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.4	Parent Company Agreement dated July 21, 2008, between each of GMAC LLC, Cerberus FIM, LLC, Cerberus FIM Investors, LLC, FIM Holdings LLC, IB Finance Holding Company, LLC, GMAC Bank and the Federal Deposit Insurance Corporation	Filed as Exhibit 10.2 to the Company’s Quarterly Report for the period ended June 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.5	Capital and Liquidity Maintenance Agreement dated as of July 21, 2008, among Cerberus FIM, LLC, Cerberus FIM Investors, LLC, FIM Holdings LLC, GMAC LLC, IB Finance Holding Company, LLC, GMAC Bank, and the Federal Deposit Insurance Corporation.	Filed as Exhibit 10.3 to the Company’s Quarterly Report for the period ended June 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.6	Purchase Agreement among Residential Capital, LLC, GMAC Model Home Finance I, LLC, and CMH Holdings LLC, dated June 6, 2008	Filed as Exhibit 10.7 to the Company’s Quarterly Report for the period ended June 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.7	Purchase Agreement among GMAC Mortgage, LLC and Cerberus International, Ltd. dated July 30, 2008 (Freddie Mac Stripped Interest Certificates, Series 256)	Filed as Exhibit 10.2 to the Company’s Quarterly Report for the period ended September 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.8	Purchase Agreement among GMAC Mortgage, LLC and Cerberus Partners, L.P. dated July 30, 2008 (Freddie Mac Stripped Interest Certificates, Series 256)	Filed as Exhibit 10.3 to the Company’s Quarterly Report for the period ended September 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.9	Purchase Agreement among Residential Capital, LLC, DOA Holding Properties, LLC, DOA Properties IIIB (KB Models), LLC and MHPool Holdings LLC dated September 30, 2008	Filed as Exhibit 10.4 to the Company’s Quarterly Report for the period ended September 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.10	Servicing Agreement between Residential Capital, LLC and MHPool Holdings LLC dated September 30, 2008	Filed as Exhibit 10.5 to the Company’s Quarterly Report for the period ended September 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

GMAC LLC • Form 10-K

Exhibit	Description	Method of filing
10.11	Limited Assignment and Assumption Agreement among KBOne, LLC, DOA Holdings NoteCo, LLC, Residential Funding Company, LLC and MHPool Holdings LLC dated September 30, 2008	Filed as Exhibit 10.6 to the Company’s Quarterly Report for the period ended September 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.12	Letter Agreement, dated December 29, 2008, between GMAC LLC and the United States Department of the Treasury, which includes the Securities Purchase Agreement – Standard Terms attached thereto, with respect to the issuance and sale of the Series D-1 Preferred Membership Interests and the Warrant	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

10.13	Exchange Agreement, dated as of December 29, 2008, by and among GMAC LLC, General Motors Corporation and FIM Holdings LLC	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

10.14	Membership Interest Subscription Agreement, dated as of December 29, 2008, by and among GMAC LLC, General Motors Corporation and FIM Holdings LLC	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

10.15	Limited Keep-Well Agreement, dated as of December 31, 2008, by and between GMAC LLC and Preferred Blocker Inc	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

10.16

Registration Rights Agreement, dated as of

December 31, 2008, by GMAC LLC, Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities Inc., Barclays Capital Inc., Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated, and Greenwich Capital Markets, Inc. (relating to the New Guaranteed Notes)

Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

10.17

Registration Rights Agreement, dated as of

December 31, 2008, by GMAC LLC, Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities Inc., Barclays Capital Inc., Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated, and Greenwich Capital Markets, Inc. (relating to the New Senior Notes)

Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

10.18

Registration Rights Agreement, dated as of

December 31, 2008, by GMAC LLC, Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities Inc., Barclays Capital Inc., Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated, and Greenwich Capital Markets, Inc. (relating to the New Subordinated Notes)

Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

GMAC LLC • Form 10-K

Exhibit	Description	Method of filing
10.19	Registration Rights Agreement, dated as of December 31, 2008, by GMAC LLC, Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities Inc., Barclays Capital Inc., Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated, and Greenwich Capital Markets, Inc. (relating to the New Preferred Stock)	Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

10.20	Termination Agreement, dated as of December 29, 2008, by and among GMAC LLC, General Motors Corporation and FIM Holdings LLC	Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

10.21	Governance Agreement, dated as of January 16, 2009, by and between GMAC LLC, FIM Holdings LLC, GM Finance Co. Holdings LLC and the United States Department of the Treasury	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of January 21, 2009, (File No. 1-3754), incorporated herein by reference.

10.22	GMAC Long-Term Incentive Plan LLC Long-Term Equity Compensation Incentive Plan, dated July 16, 2008	Filed as Exhibit 10.4 to the Company’s Quarterly Report for the period ended June 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.23	GMAC Long-Term Incentive Plan LLC Long-Term Equity Compensation Incentive Plan dated July 16, 2008, and as amended September 10, 2008	Filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended September 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.24	GMAC Long--Term Incentive Plan LLC Form Award Letter	Filed as Exhibit 10.5 to the Company’s Quarterly Report for the period ended June 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.25	GMAC LLC Senior Leadership Severance Plan, Plan Document and Summary Plan Description, Effective June 1, 2008	Filed as Exhibit 10.6 to the Company’s Quarterly Report for the period ended June 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.26	Compensation Statement, dated September 30, 2008, for Alvaro G. de Molina	Filed herewith.

10.27	GMAC LLC Senior Leadership Severance Plan Participation Agreement for Alvaro G. de Molina, dated September 17, 2008	Filed herewith.

10.28	Purchase Offer – GMAC Management LLC Class C Membership Interests dated September 15, 2008 (Alvaro de Molina)	Filed herewith.

10.29	Award under the GMAC Long-Term Incentive Plan LLC Long-Term Equity Compensation Incentive Plan, dated September 15, 2008 (Alvaro de Molina)	Filed herewith.

10.30	S. Ramsey Letter Agreement, dated September 11, 2007	Filed herewith.

10.31	GMAC LLC Senior Leadership Severance Plan Participation Agreement for Samuel Ramsey, dated October 9, 2008	Filed herewith.

GMAC LLC • Form 10-K

Exhibit	Description	Method of filing
10.32	Letter Agreement, dated October 31, 2007, between GMAC LLC and Robert S. Hull	Filed as Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2007, on Form 10-K (File No. 1-3754), incorporated herein by reference.

10.33	GMAC LLC Senior Leadership Severance Plan Participation Agreement for Robert S. Hull, dated September 23, 2008	Filed herewith.

10.34	Purchase Offer – GMAC Management LLC Class C Membership Interests dated September 15, 2008 (Robert S. Hull)	Filed herewith.

10.35	Award under the GMAC Long-Term Incentive Plan LLC Long-Term Equity Compensation Incentive Plan, dated September 15, 2008 (Robert S. Hull)	Filed herewith.

10.36	Employment Agreement, dated November 30, 2006, between GMAC LLC and Eric Feldstein	Filed as Exhibit 10.2 to the Company’s Annual Report for the period ended December 31, 2006, on Form 10-K (File No. 1-3754), incorporated herein by reference.

10.37	Eric Feldstein Letter Agreement, dated March 20, 2008	Filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.38	Employment Agreement, dated November 30, 2006, between GMAC LLC and William Muir	Filed as Exhibit 10.3 to the Company’s Annual Report for the period ended December 31, 2006, on Form 10-K (File No. 1-3754), incorporated herein by reference.

10.39	Purchase Offer – GMAC Management LLC Class C Membership Interests dated September 15, 2008 (William Muir)	Filed herewith.

10.40	Award under the GMAC Long-Term Incentive Plan LLC Long–Term Equity Compensation Incentive Plan, dated September 25, 2008 (William Muir)	Filed herewith.

10.41	S. Gupta Letter Agreement, dated February 20, 2008	Filed herewith.

10.42	GMAC LLC Senior Leadership Severance Plan Participation Agreement for Sanjay Gupta, dated September 30, 2008	Filed herewith.

10.43	Purchase Offer – GMAC Management LLC Class C Membership Interests dated September 15, 2008 (Sanjay Gupta)	Filed herewith.

10.44	Award under the GMAC Long-Term Incentive Plan LLC Long-Term Equity Compensation Incentive Plan, dated September 30, 2008 (Sanjay Gupta)	Filed herewith.

10.45	GMAC Long-Term Incentive Plan LLC Long-Term Phantom Interest Plan, effective December 18, 2006	Filed as Exhibit 10.5 to the Company’s Annual Report for the period ended December 31, 2006, on Form 10-K (File No. 1-3754), incorporated herein by reference.

10.45.1	Amendment #1 to The GMAC Long-Term Incentive Plan LLC Long-Term Phantom Interest Plan, dated February 13, 2008	Filed as Exhibit 10.8.1 to the Company’s Annual Report for the period ended December 31, 2007, on Form 10-K (File No. 1-3754), incorporated herein by reference.

GMAC LLC • Form 10-K

Exhibit	Description	Method of filing
10.46	Form of Award Agreement related to the GMAC Long-Term Incentive Plan LLC Long-Term Phantom Interest Plan (2008-2010 performance period) (applicable to Messrs. Muir and de Molina)	Filed as Exhibit 10.11 to the Company’s Annual Report for the period ended December 31, 2007, on Form 10-K (File No. 1-3754), incorporated herein by reference.

10.47	Form of Award Agreement related to the GMAC Long-Term Incentive Plan LLC Long-Term Phantom Interest Plan (2008–2010 performance period) (applicable to executives other than Messrs. Muir and de Molina)	Filed as Exhibit 10.12 to the Company’s Annual Report for the period ended December 31, 2007, on Form 10-K (File No. 1-3754), incorporated herein by reference.

10.48	Purchase Offer – GMAC Management LLC Class C Membership Interests dated September 15, 2008 (Samuel Ramsey)	Filed herewith.

10.49	Award under the GMAC Long-Term Incentive Plan LLC Long-Term Equity Compensation Incentive Plan, dated October 9, 2008 (Samuel Ramsey)	Filed herewith.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

21	Subsidiaries of the Registrant as of December 31, 2008	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that Section. In addition, Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

*	Certain confidential portions have been omitted pursuant to a confidential treatment request which has been separately filed with the Securities and Exchange Commission.

Signatures

GMAC LLC • Form 10-K

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of February, 2009.

GMAC LLC
(Registrant)

/s/ ALVARO G. DE MOLINA
Alvaro G. de Molina Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 26th day of February, 2009.

/s/ ALVARO G. DE MOLINA Alvaro G. de Molina Chief Executive Officer	/s/ ROBERT S. HULL Robert S. Hull Executive Vice President and Chief Financial Officer

/s/ DAVID J. DEBRUNNER David J. DeBrunner Vice President, Chief Accounting Officer, and Corporate Controller

Signatures

GMAC LLC • Form 10-K

/s/ T. K. DUGGAN T. K. Duggan Director	/s/ SETH P. PLATTUS Seth P. Plattus Director

/s/ DOUGLAS A. HIRSCH Douglas A. Hirsch Director	/s/ RAY G. YOUNG Ray G. Young Director

/s/ ROBERT W. SCULLY Robert W. Scully Director	/s/ FREDERICK A. HENDERSON Frederick A. Henderson Director

/s/ LENARD B. TESSLER Lenard B. Tessler Director	/s/ MARK R. LANEVE Mark R. LaNeve Director

/s/ MARK A. NEPORENT Mark A. Neporent Director	/s/ WALTER G. BORST Walter G. Borst Director

/s/ FRANK W. BRUNO Frank W. Bruno Director